Form 10-Q
period 1996-03-31
ACE LTD
filed 1996-05-15
CIK 896159

UNITED STATES

                          SECURITIES AND EXCHANGE COMMISSION

                                 WASHINGTON, D.C. 20549


                                       FORM 10-Q



(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                       For the Quarter Ended March 31, 1996
                                        OR

( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the Transition Period from _____________ to ____________


                              Commission File No. 1-11778
                        I.R.S. Employer Identification No. N/A

                                      ACE LIMITED
                         (Incorporated in the Cayman Islands)
                                   The ACE Building
                                 30 Woodbourne Avenue
                                    Hamilton HM 08
                                        Bermuda

                                Telephone   441-295-5200



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       YES ____x________                    NO  _________


The number of registrant's Ordinary Shares ($0.125 par value) outstanding as of May 10, 1996 was 46,105,108.


                                           ACE LIMITED
                                       INDEX TO FORM 10-Q

Part I.  FINANCIAL INFORMATION
- -------------------------------
                                                                                 Page No.
Item 1.        Financial Statements:

               Consolidated Balance Sheets
               March 31, 1996 (Unaudited) and September 30, 1995                    1

               Consolidated Statements of Operations (Unaudited)
                 Three Months Ended March 31, 1996 and March 31, 1995
                 Six Months Ended March 31, 1996 and March 31, 1995                 2

               Consolidated Statements of Shareholders' Equity
               (Unaudited)
                 Six Months Ended March 31, 1996 and March 31,
                 1995                                                               3

               Consolidated Statements of Cash Flows (Unaudited)
                 Six Months Ended March 31, 1996 and March 31,
                 1995                                                               4

               Notes to Interim Consolidated Financial Statements
                 (Unaudited)                                                        5

Item 2.        Management's Discussion and Analysis of Results of
                 Operations and Financial Condition                                 8

Part II.  OTHER INFORMATION
- ----------------------------

Item 5.        Other information                                                   22

Item 6.        Exhibits and Reports on Form 8-K                                    22

Signatures                                                                         23

                                                      ACE LIMITED AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEETS
                                                  March 31, 1996 and September 30, 1995


                                                                                          March 31      September 30
                                                                                             1996            1995
                                                                                      ---------------------------------
                                                                                          (unaudited)
                                                                                         (in thousands of U.S. Dollars,
                                                                                        except share and per share data)

ASSETS
Investments and cash
      Fixed maturities, at fair value
          (amortized cost - $2,828,141 and $2,325,959)                                    $2,818,959        $2,377,510
      Equity securities, at fair value (cost - $235,267 and $224,020)                        298,794           267,163
      Short-term investments                                                                 266,568           458,145
      Other investments, at cost                                                              12,453            12,453
      Cash                                                                                    36,244            16,929
                                                                                        -------------     -------------
          Total investments and cash                                                       3,433,018         3,132,200

Accrued investment income                                                                     35,975            29,574
Deferred acquisition costs                                                                    34,226            34,428
Insurance balances receivable                                                                 32,772            20,993
Other assets                                                                                  37,177            15,557
                                                                                       -------------     -------------

                           Total assets                                                   $3,573,168        $3,232,752
                                                                                        =============     ============
LIABILITIES
Unpaid losses and loss expenses                                                           $1,611,366        $1,437,930
Unearned premiums                                                                            349,521           305,568
Premiums received in advance                                                                  36,516            23,876
Accounts payable and other liabilities                                                        29,659            16,259
Dividend payable                                                                               6,455             6,456
                                                                                      --------------    --------------
          Total liabilities                                                                2,033,517         1,790,089
                                                                                         -----------       -----------



Commitments and contingencies

SHAREHOLDERS' EQUITY
Ordinary Shares ($0.125 par value, 100,000,000 shares authorized;
   46,105,108 and 46,111,185 shares issued and outstanding)                                    5,763             5,764
Additional paid-in capital                                                                   548,441           548,513
Unearned stock grant compensation                                                             (1,520)           (1,796)
Net unrealized appreciation on investments                                                    54,345            94,694
Cumulative translation adjustments                                                              (180)                -
Retained earnings                                                                            932,802           795,488
                                                                                       -------------     -------------

          Total shareholders' equity                                                       1,539,651         1,442,663
                                                                                         -----------       -----------

          Total liabilities and shareholders' equity                                      $3,573,168        $3,232,752
                                                                                          ===========      ===========


                        See accompanying notes to interim consolidated financial statements






                                                         ACE LIMITED AND SUBSIDIARIES
                                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                       For the Three Months and Six Months Ended March 31, 1996 and 1995
                                                                   (Unaudited)


                                                                Three Months Ended               Six Months Ended
                                                                     March 31                        March 31
                                                               1996            1995             1996         1995
                                                              -------         ------           ------       ------
                                                        (in thousands of U.S. Dollars, except share and per share data)

REVENUES
    Net premiums written                                   $   177,535   $    102,481       $   306,330   $   213,367
    Change in unearned premiums                                (31,142)         4,075           (43,953)       (2,734)
                                                            ------------     -----------     ------------   ------------

    Net premiums earned                                        146,393        106,556           262,377       210,633
    Net investment income                                       48,312         44,947            95,438        88,264
    Net realized gains (losses) on investments                   5,261          5,086            49,863       (39,668)
                                                           --------------  -------------      ----------     ----------

               Total revenues                                  199,966        156,589           407,678       259,229
                                                            ------------   -------------      -----------    ---------

EXPENSES
    Losses and loss expenses                                   121,076         87,140           214,000       172,373
    Acquisition costs                                           12,549         11,879            24,663        23,630
    Administrative expenses                                      9,538          5,644            18,676         9,930
                                                         -------------     -------------      ------------   ---------
               Total expenses                                  143,163        104,663           257,339       205,933
                                                           -----------    --------------      ------------   ----------

NET INCOME                                                 $    56,803   $     51,926        $  150,339   $    53,296
                                                          ============   ==============      ==========    ============

Earnings per share                                             $ 1.22          $ 1.10           $ 3.24         $ 1.13
                                                          ============   ==============      ===========   ============

Weighted average shares outstanding                         46,459,621     47,244,021        46,462,323    47,343,124
                                                          ============   ==============      ===========   ============


                        See accompanying notes to interim consolidated financial statements





                                           ACE LIMITED AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 For the Six Months Ended March 31, 1996 and 1995
                                                    (Unaudited)

                                                                                              1996            1995
                                                                                            --------        ------
                                                                                         (in thousands of U.S. Dollars)

Ordinary shares
      Balance - beginning of period                                                   $        5,764   $         5,928
      Exercise of stock options (aggregate par value less than $1)                               --                --
      Repurchase of Ordinary shares                                                               (1)              (46)
                                                                                    -----------------  ----------------
          Balance - end of period                                                              5,763             5,882
                                                                                      ---------------    --------------

Additional paid-in capital
      Balance - beginning of period                                                          548,513           564,198
      Exercise of stock options                                                                  --                  8
      Repurchase of Ordinary shares                                                              (72)           (4,411)
                                                                                        -------------    --------------
          Balance - end of period                                                            548,441           559,795
                                                                                        -------------    --------------

Unearned stock grant compensation
      Balance - beginning of period                                                           (1,796)             (412)
      Stock grants awarded                                                                      (272)           (2,350)
      Stock grants forfeited                                                                      60               --
      Amortization                                                                               488               512
                                                                                     ----------------  ----------------
          Balance - end of period                                                             (1,520)           (2,250)
                                                                                      ---------------    --------------

Net unrealized appreciation (depreciation) on investments
      Balance - beginning of period                                                           94,694           (79,685)
      Net appreciation (depreciation) during period                                          (40,349)           92,589
                                                                                      ----------------    -------------
          Balance - end of period                                                             54,345            12,904
                                                                                      --------------    --------------

Cumulative translation adjustments
      Balance - beginning of period                                                               --             --
      Net adjustment for period                                                                 (180)            --
                                                                                       --------------    --------------
          Balance - end of period                                                               (180)             --
                                                                                      ---------------   ---------------

Retained earnings
      Balance - beginning of period                                                          795,488           598,716
      Net income                                                                             150,339            53,296
      Dividends declared                                                                     (12,929)          (10,374)
      Repurchase of  Ordinary shares                                                             (96)           (4,068)
                                                                                     ----------------   ---------------
          Balance - end of period                                                            932,802           637,570
                                                                                     ----------------   ---------------

TOTAL SHAREHOLDERS' EQUITY                                                                $1,539,651        $1,213,901
                                                                                     ================   ===============


                        See accompanying notes to interim consolidated financial statements


                                           ACE LIMITED AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 For the Six Months Ended March 31, 1996 and 1995
                                                    (Unaudited)

                                                                                              1996                1995
                                                                                            --------            ------
                                                                                          (in thousands of U.S. Dollars)

Cash flows from operating activities
Net income                                                                               $   150,339         $   53,296
Adjustments to reconcile net income to net cash provided by
operating activities
      Unearned premiums                                                                       43,953              2,734
      Unpaid losses and loss expenses                                                        173,436            130,607
      Net realized (gains) losses on investments                                             (49,863)            39,668
      Amortization of premium/discount                                                        (2,713)            (7,837)
      Deferred acquisition costs                                                                 202                519
      Insurance balances receivable                                                          (11,779)            (2,944)
      Premiums received in advance                                                            12,640              1,274
      Accounts payable and other liabilities                                                   6,296             (1,900)
      Accrued investment income                                                               (6,401)            (1,990)
      Other                                                                                   (2,868)            (4,252)
                                                                                           -----------       -----------
      Net cash flows from operating activities                                               313,242            209,175
                                                                                         -------------      ------------

Cash flows from investing activities
      Purchases of fixed maturities                                                       (5,179,119)        (3,476,009)
      Purchases of equity securities                                                        (108,692)          (237,453)
      Sales of fixed maturities                                                            4,870,057          3,480,645
      Sales of equity securities                                                             101,492             32,799
      Maturities of fixed maturities                                                          32,580             32,392
      Net realized gains on financial futures contracts                                       14,407              7,005
      Acquisitions of subsidiaries, net of cash acquired                                     (11,572)           (25,794)
                                                                                        -------------      -------------
      Net cash used in investing activities                                                 (280,847)          (186,415)
                                                                                         ------------        -----------

Cash flows from financing activities
      Repurchase of Ordinary Shares                                                             (169)            (8,525)
      Proceeds from exercise of options for shares                                                                    8
      Dividends paid                                                                         (12,911)           (10,416)
                                                                                        -------------     --------------
      Net cash used for financing activities                                                 (13,080)           (18,933)
                                                                                        -------------     --------------

Net increase in cash                                                                          19,315              3,827
Cash - beginning of period                                                                    16,929             14,421
                                                                                        -------------       ------------
Cash - end of period                                                                    $     36,244        $    18,248
                                                                                        =============       ============



                      See accompanying notes to interim consolidated financial statements



                                  ACE LIMITED AND SUBSIDIARIES
                       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                           (Unaudited)


1.     General

The interim consolidated financial statements, which include the accounts of the Company and its subsidiaries, have been prepared on the basis of accounting principles generally accepted in the United States of America and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results for such periods. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the consolidated financial statements, and related notes thereto, included in the Company's 1995 Annual Report on Form 10-K.

On March 27, 1996, the Company, through a corporate subsidiary, ACE UK Limited ("ACE UK"), completed the acquisition of a 51 percent interest in Methuen Group Limited ("Methuen") the holding company for Methuen (Lloyd's Underwriting Agents) Limited, a leading Lloyd's of London managing agency. The Company may acquire the remaining 49 percent interest in Methuen during the years 1999 and 2000 through various put and call arrangements. The acquisition has been recorded using the purchase method of accounting.

On March 14, 1996 the Company executed a definitive agreement for the acquisition of Tempest Reinsurance Company Limited ("Tempest Re") by the Company. Tempest Re is a leading Bermuda-based property catastrophe reinsurer. The acquisition is subject to, among other matters, certain approvals of the Company's and Tempest Re's shareholders, termination rights and other customary closing conditions.(For further discussion, see Management's Discussion and Analysis)

At March 31, 1996 approximately 76 percent of the Company's written premiums came from North America with approximately 22 percent coming from the United Kingdom and continental Europe and approximately
2 percent from other countries.

2.     Accounting Policies

Translation of Foreign Currencies

Financial statements of subsidiaries expressed in foreign currencies are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52 "Foreign Currency Translation" (FASB 52). Under FASB 52, functional currency assets and liabilities are translated into U.S. dollars generally using period end rates of exchange and the related translation adjustments are recorded as a separate component of shareholders equity. Functional currencies are generally the currencies of the local operating environment. Income statement amounts expressed in functional currencies are translated using average exchange rates. Exchange gains and losses resulting from foreign currency transactions are also recorded in income currently.

Financial Lines

Financial lines policies are generally multi-year in structure. In the majority of the cases, due to the ability of the insured/reinsured to commute or cancel coverage within the multi-year term, only the annual premium is included as written at contract inception. The remaining annual premiums will be included as written at each successive anniversary date within the multi-year term. All premiums are earned in accordance with the expiration of the risk within the year written.

Losses and loss expenses on financial lines contracts includes provision for experience refunds on those contracts that contain such features and where the estimated incidence of losses on the contract is expected to generate such a balance due to the insured/reinsured.

3.     Commitments and Contingencies

A number of the Company's insureds have given notice of claims relating to breast implants or components or raw material thereof that had been produced and/or sold by such insureds. Lawsuits, including class actions, involving thousands of implant recipients have been filed in both state and federal courts throughout the United States. Most of the federal cases have been consolidated pursuant to the rules for Multidistrict Litigation ("MDL") to a Federal District Court in Alabama.

On April 1, 1994 the judge presiding over the MDL proceeding gave preliminary approval to a global settlement agreement in the approximate amount of $4.2 billion and conditional certification to a settlement class ("Global I").

In early 1995, the judge directed the parties to conduct further expedited negotiations with the objective of exploring ways to minimize potential reductions due to the large number of current claimants, such as by reallocating funds already committed to the global settlement or perhaps by obtaining additional contributions to the settlement from the settling defendants or others.

On May 15, 1995, the Dow Corning Corporation, a significant participant in the global settlement, filed for protection under Chapter 11 of the U.S. Bankruptcy Code.

On October 1, 1995 negotiators for three of the major defendants agreed on the essential elements of a revised individual settlement plan for domestic class members with at least one implant from any of those manufacturers ("Settlement II").

In general, under Settlement II, the amounts payable to individual participants, and the manufacturers' obligations to make those payments, would not be affected by the number of class members electing to opt out from the new plan. Also, in general, the compensation would be fixed rather than subject to potential further racheting, and the manufacturers would not have a right to walk away because of the amount of claims payable. Finally, each settling defendant agreed to be responsible only for cases in which its implant was identified, and not for a percentage of all cases.

By November 13, 1995 Settlement II was approved by the boards of directors of the three defendants subject to finalizing certain details. In addition, two other defendants became part of Settlement II, although certain of their settlement terms are different and more restricted than the plan offered by the original three defendants.

On December 22, 1995, the judge approved Settlement II and the materials for giving notice to claimants. On December 29, 1995, the judge also approved for distribution, as part of the notice, a "Question and Answer Booklet" about Settlement II. Several appeals concerning Settlement II have been lodged with the Eleventh Circuit Court of Appeals. In mid-January 1996, the three major defendants each made a payment of $125 million to a court-established fund as an initial reserve for payments to be made under Settlement II. The judge in the MDL proceeding has started to remand or transfer opt-out cases to the originating or other courts for further pretrial proceedings and trial. The Claims Administrator has announced that she contemplates beginning to send out Notifications of Status to certain claimants (who have submitted implant manufacturer proof) by late May 1996. At the present time, it cannot be determined how many claimants will accept and qualify under the terms of Settlement II; similarly, the number of opt-outs cannot be estimated. (For further discussion, see Management's Discussion and Analysis - "Breast Implant Litigation").

At June 30, 1994, following the announcement of Global I, the Company increased its then existing reserves relating to breast implant claims. Although the reserve increase was partially satisfied by an allocation from existing IBNR, it also required an increase in the Company's total reserve for unpaid losses and loss expenses at June 30, 1994 of $200 million.

The increase in reserves relating to breast implant claims was based on information made available in conjunction with Global I (including information relating to opt-outs) and information made available from the Company's insureds and was predicated upon an allocation between coverage provided before and after the end of 1985 (when the Company commenced underwriting operations). No additional reserves relating to breast implant claims have been added since June 30, 1994.

The Company believes that its reserves for unpaid losses and loss expenses including those arising from breast implant claims is adequate as of March 31, 1996. The Company continually evaluates its reserves in light of developing information. However, significant uncertainties continue to exist, especially with regard to the ultimate outcome and cost of Settlement II and the number and value of the opt out claims. The Company is unable at this time to determine whether additional reserves, which could have a material adverse effect upon the financial condition, results of operations and cash flows of the Company, may be necessary in the future.

4.  Shares Issued and Outstanding

On February 3, 1995, the Board of Directors authorized a new share repurchase program in an aggregate amount not to exceed $75 million. This program superseded and replaced the balance of the previous authorization. As at March 31, 1996, approximately $45 million of the Board authorization had not been utilized.

5.  Restricted Stock Awards

During the current quarter, 6,734 restricted Ordinary Shares were awarded to outside directors of the Company under the terms of the 1995 Outside Dirctors Plan which was approved by the shareholders of the Company on February 9, 1996. These shares vest in February 1997.

6.   Reclassification

Certain items in the prior period financial statements have been reclassified to conform with the current period presentation.

                             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                             ---------------------------------------
                          RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                          ---------------------------------------------

General

The following is a discussion of the Company's financial condition, results of operations, liquidity and capital resources as of and for the three and six months ended March 31, 1996. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. This discussion should be read in conjunction with the consolidated financial statements, related notes thereto and the Management's Discussion and Analysis of Results of Operations and Financial Condition included in the Company's 1995 Annual Report on
Form 10-K.

ACE Limited is a holding company which through its principal operating subsidiaries, A.C.E. Insurance Company, Ltd. ("ACE Insurance") and Corporate Officers & Directors Assurance Ltd. ("CODA") provides high level excess liability insurance, directors and officers liability insurance, satellite insurance, aviation insurance, excess property insurance, financial lines products and certain financial guarantee reinsurance. In addition, on March 27, 1996, the Company has acquired a controlling interest in Methuen Group Limited ("Methuen"), the holding company for Methuen (Lloyd's Underwriting Agents) Limited, a leading Lloyd's of London managing agency.

The Company's excess liability insurance policy generally provides limits of up to a maximum of $200 million per occurrence and annual aggregate, with a minimum attachment point generally of $100 million. For all new and renewal business, effective on or after December 15, 1994, the Company has reduced the maximum limits offered for integrated occurrences under the excess liability policy form from $200 million to $100 million. This change is intended to limit the Company's exposure to risk resulting from integrated occurrence claims. The Company is continuing planned price increases for accounts in the chemical, energy, petrochemical and medical/pharmaceutical industries. The continued selective price increases are consistent with the Company's policy of offering coverage at a price which is commensurate with the individual risk being underwritten.

The Company offers up to $75 million of limits in directors and officers liability coverage.

The Company began satellite insurance operations in February 1994. Until February 1996, the Company offered separate limits of up to $25 million per risk for launch insurance, including ascent to orbit and initial operations, and up to $25 million per risk for in-orbit insurance. This risk was fully retained by the Company. Effective for all business written on or after February 15, 1996, the Company has entered into a surplus treaty arrangement with X.L. Reinsurance Company Ltd., a Bermuda-based reinsurer, which provides for up to $25 million of reinsurance for each risk. This reinsurance arrangement has enabled the Company to raise the gross limits offered for satellite insurance to $50 million per risk.

During fiscal 1995, the Company entered the following four new lines of business: aviation insurance, excess property insurance, financial lines and First Line reinsurance.

Aviation insurance provides coverage for various aviation products, including aircraft manufacturer's hull and liability, as well as airport liability, aircraft refueling operations and associated aircraft liability risks. The Company retains net limits of up to approximately $50 million per insured for aviation insurance.

The Company also offers global excess property "all risk" insurance, providing limits of up to a maximum of $50 million per occurrence with a minimum attachment point of $25 million.
Coverage includes such perils as windstorm, earthquake and fire, as well as explosion. Consequential business interruption coverage is also offered.

The Company's financial lines product group offers specifically designed financial and insurance solutions to address complex risk management problems.

The Company participates in the reinsurance of Stockton
Reinsurance Ltd. with respect to a program referred to as "First
Line" which provides financial guarantees required by the U.S.
Coast Guard to issue Certificates of Financial Responsibility, under the Oil Pollution Act of 1990, to owners of vessels operating in U.S. waters.

On March 27, 1996, a corporate subsidiary of the Company acquired a 51 percent interest in Methuen, the holding company for Methuen (Lloyd's Underwriting Agents) Limited, a leading Lloyd's of London managing agency. The Company may acquire the remaining 49 percent interest in Methuen during the years 1999 and 2000 through various put and call arrangements.

Methuen manages six syndicates with total underwriting capacity of 367 million pounds sterling (approximately $555 million) in 1996. For the 1996 year of account, the Company has, through a newly formed corporate subsidiary, provided funds at Lloyd's of
12.25 million pounds sterling (approximately $18 million) which was substantially in the form of a letter of credit supporting
24.5 million pounds sterling (approximately $37 million) of underwriting capacity on Methuen syndicates. The Company has agreed, subject to certain conditions, to provide funds at Lloyd's of 50 million pounds sterling (approximately $76 million) to support underwriting by Methuen syndicates in 1997 and subsequent years.

The Company has purchased or may purchase reinsurance for certain of its product lines.

The Company will continue to evaluate potential new product lines.

On March 14, 1996 the Company executed a definitive agreement for the acquisition of Tempest Reinsurance Company Limited ("Tempest Re") by the Company. Tempest Re is a leading Bermuda-based property catastrophe reinsurer. The acquisition is subject to, among other matters, certain approvals of the Company's and Tempest Re's shareholders, termination rights and other customary closing conditions. It is expected that the shareholder meetings will be scheduled during the last half of June 1996, with completion of the acquisition occurring promptly thereafter assuming the requisite shareholder approvals are obtained. (For further discussion, see Management's Discussion and Analysis - "Liquidity and Capital Resources").


Results of Operations - Three Months ended March 31, 1996
- -----------------------------------------------------------------
Net Income                        Three Months ended   % Change
                                      March 31           from
                                    1996     1995      prior year
                                   ------   ------     ----------
                                    (in millions)

Income excluding net realized
  gains (losses) on
  investments                       $51.5    $46.8       10.0%
Net realized gains
  on investments                      5.3      5.1        N.M.
                                   ------   -------      ------
Net income                          $56.8    $51.9        N.M.
                                   ======   =======      ======
(N.M.-Not meaningful)
- -----------------------------------------------------------------

Higher net investment income and income from insurance operations contributed to the increase in income excluding net realized gains on investments for the second quarter of fiscal 1996, compared with the corresponding 19956 quarter. These increases were partially offset by an increase in general and administrative expenses.

- -----------------------------------------------------------------
  Premiums                      Three Months ended     % Change
                                     March 31            from
                                 1996       1995       prior year
                                 -----      -----      ----------
                                  (in millions)
  Net premiums written:
      Excess liability         $  53.1      $59.9       (11.5)%
      Directors and officers
        liability                 16.7       19.1       (12.5)
      Satellite                   20.1       10.4        92.0
      First Line                   1.8       12.9        N.M.
      Aviation                     6.5        --         N.M.
      Excess property              5.1        --         N.M.
      Financial lines             73.6        --         N.M.
      Other                        0.6        0.2        N.M.
                               --------   --------    --------
                                $177.5     $102.5        73.2%
                               ========   =========   ========

  Net premiums earned:
      Excess liability           $59.8      $65.2        (8.3)%
      Directors and officers
       liability                  26.7       27.0        (1.2)
      Satellite                   19.1       11.2        69.7
      First Line                   2.4        2.9       (16.1)
      Aviation                     4.3         --        N.M.
      Excess property              2.8         --        N.M.
      Financial lines             31.1         --        N.M.
      Other                        0.2        0.2        N.M.
                               --------   --------     -------
                                $146.4     $106.5        37.4%
                               ========   =========    ========
- ----------------------------------------------------------------

Net premiums written increased by 73.2% in the three months ended March 31, 1996 to $177.5 million compared to $102.5 million for the second quarter 1995. This growth is a result of a very strong quarter for the Company's financial lines and satellite insurance business, together with the continuing contribution of the Company's other new product lines. The decline in excess liability and directors and officers liability premiums was primarily a result of timing differences due to changes in anniversary dates of several policies. Continuing competitive pressures in these markets and a lower level of premiums generated from multi-year policies also contributed to the decline. The decrease in First Line premiums is due mainly to timing differences in the recording of premiums between the first and second quarters in 1996 versus 1995.

For the quarter ended March 31, 1996, net premiums earned increased by $39.8 million to $146.4 million compared to $106.5 million in 1995. The increase in satellite premiums earned, primarily from launch insurance, and contributions from the new lines of business, particularly financial lines, more than offset the decline in excess liability and directors and officers liability premiums earned.

- ----------------------------------------------------------------
Net Investment Income             Three Months ended   % Change
                                        March 31          from
                                     1996     1995     prior year
                                    ------   ------    ----------
                                     (in millions)
Net investment income               $48.3    $44.9        7.5%
                                    ======   ======      ======
- -----------------------------------------------------------------

The increase in net investment income in the current quarter, as compared to 1995, is primarily attributable to a larger investable asset base, despite a lower yield generated by the portfolio as a result of general market conditions during the period. The larger investable asset base is due primarily to positive cash flows from insurance operations and the reinvestment of funds generated by the portfolio.

- -----------------------------------------------------------------
Net Realized Gains (Losses)
  on Investments                               Three Months ended
                                                  March 31
                                               1996       1995
                                               -----      -----
                                                (in millions)
Fixed maturities and short-
  term investments                             $ 6.5     $(1.4)
Financial futures contracts                     (0.4)     15.2
Equity securities                                0.2      (0.5)
Currency                                        (1.0)     (8.2)
                                               ------    ------
                                               $ 5.3     $ 5.1
                                               ======    ======
- -----------------------------------------------------------------

The Company's investment strategy takes a long-term view and the portfolio is actively managed to maximize total return within certain specific guidelines which minimize risk. The Company's investment guidelines during the quarter ended March 31, 1996 target an equity exposure of 15 percent of the externally managed investment portfolio. On May 10, 1996, the Board resolved to increase the targeted equity exposure to 20 percent. The remainder of the portfolio is composed of fixed maturity securities. The portfolio is reported at fair value. Changes in unrealized gains and losses, which result from the revaluation of securities held, are reported as a separate component of shareholders' equity. The effect of market movements on the investment portfolio will directly impact net realized gains (losses) when securities are sold.

Despite a steady decline in U.S. bond market prices during the second quarter, sales proceeds for fixed maturity securities were generally higher than their amortized cost which resulted in net realized gains of $6.5 million being recognized on fixed maturities and short-term investments compared to net realized losses of $1.4 million for the same period in 1995.

Gains and losses on financial futures contracts are the result of fixed maturity and equity security market movements. The increase in interest rates during the three month period resulted in a market decline for fixed maturity securities, and realized losses from U.S. Treasury futures contracts. There was a 5.4 percent rise in the S&P 500 stock index during the period and hence realized gains on the S&P 500 index futures contracts in the synthetic equity fund. Realized losses from U.S. Treasury futures exceeded gains from the S&P 500 index futures, resulting in a net realized loss on financial future contracts of $0.4 million. In the same period in 1995, increases in the Treasury and equity markets resulted in realized gains of $15.2 million.

During 1995, as part of the change in the asset allocation, non-U.S. dollar fixed maturity and equity securities were purchased in the portfolio. The Company uses foreign currency forward and option contracts to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar holdings. The contracts used are not designated as specific hedges and therefore, realized and unrealized gains and losses recognized on these contracts are recorded as a component of net realized gains (losses) in the period in which the fluctuations occur, together with net foreign currency gains (losses) recognized when non-U.S. dollar securities are sold.


- --------------------------------------------------------------

Combined Ratio                              Three Months ended
                                                March 31
                                            1996       1995
                                           ------     ------

Losses and loss expense ratio               82.7%     81.8%
Underwriting expense ratio                   8.6      11.1
Administrative expense ratio                 6.5       5.3
                                           ------     ------
Combined ratio                             97.8%      98.2%
- ---------------------------------------------------------------

The underwriting results of a property and casualty insurer are discussed frequently by reference to its losses and loss expense ratio, underwriting expense ratio, administrative expense ratio and combined ratio. Each ratio is derived by dividing the relevant expense amounts by net premiums earned. The combined ratio is the sum of the losses and loss expense ratio, the underwriting expense ratio and administrative expense ratio. A combined ratio under 100 percent indicates underwriting profits and a combined ratio exceeding 100 percent indicates underwriting losses.

For the three months ended March 31, 1996, the losses and loss expense ratio was 82.7 percent compared to 81.8 percent for the second quarter of 1995 primarily as a result of a change in the mix of business during the quarter. Several aspects of the Company's operations, including the low frequency and high severity of losses in the high excess layers in which the Company provides insurance, complicate the actuarial reserving techniques utilized by the Company. Management believes, however, that the Company's reserves for unpaid losses and loss expenses, including those arising from breast implant litigation, are adequate to cover the ultimate cost of losses and loss expenses incurred through March 31, 1996. Since such provisions are necessarily based on estimates, future developments may result in ultimate losses and loss expenses significantly greater or less than such amounts (see "Breast Implant Litigation").

Although underwriting expenses increased by $0.7 million in the quarter, the underwriting expense ratio actually decreased significantly due primarily to the change in the mix of business written in the quarter. General and administrative expenses increased $3.9 million in the current quarter compared to the second quarter of 1995. These additional expenses are partially due to the increased cost base associated with the implementation of the new insurance products during the latter half of 1995 including the impact of hiring additional staff. In addition, the increase in the market value of the Company's shares during the quarter resulted in total expenses related to the employee stock appreciation rights of $1.7 million compared with $0.1 million in the second quarter of fiscal 1995.


Results of operations - Six Months ended March 31, 1996
- -----------------------------------------------------------------
Net Income                          Six Months ended   % Change
                                      March 31           from
                                    1996     1995      prior year
                                   ------   ------     ----------
                                    (in millions)

Income excluding net realized
  gains (losses) on
  investments                      $100.4   $ 93.0        8.1%
Net realized gains (losses)
  on investments                     49.9    (39.7)       N.M.
                                   ------   -------      ------
Net income                         $150.3   $ 53.3        N.M.
                                   ======   =======      ======
- -----------------------------------------------------------------

The increase in income excluding net realized gains (losses) on investments for the six months ended March 31, 1996 compared with 1995 resulted primarily from increased investment income of $7.2 million. Earned premiums increased by $51.7 million in 1996 as compared with 1995, however as the Company operated at a 98.1% combined ratio (97.8% for the same period in 1995), the net impact of increases in earned premiums on net income was minimal.

The six month net income comparison was impacted significantly by the net realized gains on investments for 1996, compared with a loss for 1995. In first quarter fiscal 1995, the Company implemented a revised investment strategy. The net realized losses on investments for the period were primarily a result of the security sales required to reposition the portfolio in accordance with these changes.

- -----------------------------------------------------------------
  Premiums                      Three Months ended     % Change
                                     March 31            from
                                 1996       1995       prior year
                                 -----      -----      ----------
                                  (in millions)
  Net premiums written:
      Excess liability         $ 109.4     $124.9       (12.4)%
      Directors and officers
        liability                 51.4       56.4        (8.9)
      Satellite                   43.5       18.9       129.9
      First Line                   8.5       12.9       (33.5)
      Aviation                     8.9        --         N.M.
      Excess property             10.4        --         N.M.
      Financial lines             73.6        --         N.M.
      Other                        0.6        0.3        N.M.
                               --------   --------    --------
                                $306.3     $213.4        43.6%
                               ========   =========   ========

  Net premiums earned:
      Excess liability          $121.5     $133.6        (9.0)%
      Directors and officers
       liability                  53.8       56.0        (4.1)
      Satellite                   37.3       17.8       108.9
      First Line                   6.1        2.9        N.M.
      Aviation                     6.4         --        N.M.
      Excess property              4.1         --        N.M.
      Financial lines             33.0         --        N.M.
      Other                        0.2        0.3        N.M.
                               --------   --------     -------
                                $262.4     $210.6        24.6%
                               ========   =========    ========
- ----------------------------------------------------------------

The addition of financial lines premiums of $73.6 million and the increase in satellite premiums of $24.6 million were the main contributors to the increase in net premiums written for the six months ended March 31, 1996, compared to 1995. These were offset by decreases in excess liability and directors and officers liability premiums written. Limit reductions, some of which resulted from reduced integrated occurrence coverage, increases to higher attachment points on some business written and timing differences arising from changes in anniversary dates of several policies contributed to a $15.5 million decrease in excess liability premiums. The decline in directors and officers liability can be attributed mainly to a lower level of premiums generated from multi-year policies. Continuing competitive pressures in both the excess liability and directors and officers liability markets also contributed to the declines.

Net premiums earned increased by $51.8 million to $262.4 million for the six months ended March 31, 1996 compared to 1995. This increase is primarily attributable to financial lines, satellite insurance and contributions from the other new lines of business, which more than offset the declines in excess liability and directors and officers liability premiums earned.

- -----------------------------------------------------------------
Net Investment Income
                                   Six Months ended   % Change
                                       March 31         from
                                   1996      1995     prior year
                                   -----     -----    ----------
                                    (in millions)

Net investment income              $95.4     $88.3      8.1%
                                   ======    =====      =====

- -----------------------------------------------------------------

The increase of $7.1 million in net investment income for the six months ended March 31, 1996, as compared to 1995 was attributable to a larger investable asset base despite a lower yield generated by the portfolio as a result of general market conditions during the period. The larger investable asset base is due primarily to positive cash flows from insurance operations and the reinvestment of funds generated by the portfolio.

- -----------------------------------------------------------------
Net realized gains (losses) on Investments
                                               Six Months ended
                                                   March 31
                                               1996       1995
                                               -----      -----
                                                 (in millions)

Fixed maturities and short-
  term investments                             $32.4     $(37.7)
Financial futures contracts                     14.4        7.0
Equity securities                                3.0       (0.6)
Currency                                         0.1       (8.4)
                                               ------     ------
                                               $49.9     $(39.7)
                                               ======    =======
- -----------------------------------------------------------------

The Company's investment strategy takes a long-term view and the portfolio is actively managed to maximize total return within certain specific guidelines which minimize risk. The Company's investment guidelines during the quarter ended March 31, 1996 target an equity exposure of 15 percent of the externally managed investment portfolio. On May 10, 1996, the Board resolved to increase the targeted equity exposure to 20 percent. The remainder of the portfolio is composed of fixed maturity securities. The portfolio is reported at fair value. Changes in unrealized gains and losses, which result from the revaluation of securities held, are reported as a separate component of shareholders' equity. The effect of market movements on the investment portfolio will directly impact net realized gains (losses) when securities are sold.

Sales proceeds for fixed maturity securities were generally higher then their amortized costs during the period which resulted in net realized gains on investments for the six month period of $49.9 million compared to $39.7 million of net realized losses during the same period in 1995. The 1995 losses were the result of the repositioning of the portfolio for the revised investment strategy that had been implemented.

The realized gains on financial futures contracts were generated from U.S. Treasury futures contracts and from the equity index futures contracts held in the synthetic equity fund. Gains and losses on these instruments are closely linked to fluctuations in the U.S. Treasury and equity markets and therefore, realized gains would be expected during periods of broad market improvements while losses are realized during periods of market declines.

Realized currency gains for the six months ended March 31, 1996 were $0.1 million compared to a loss of $8.4 million for the same period of 1995. Unrealized currency losses of $5 million on securities held in the portfolio as at March 31, 1996 are reflected in net unrealized appreciation on investments in shareholders' equity. At March 31, 1995 there was an unrealized currency gain of $12.9 million in net unrealized appreciation on investments in shareholders' equity.

- -----------------------------------------------------------------
Combined Ratio
                                               Six Months ended
                                                   March 31
                                               1996       1995
                                               -----      -----

Losses and loss expense ratio                   81.6%     81.8%
Underwriting expense ratio                       9.4      11.2
Administration expense ratio                     7.1       4.8
                                               ------    ------
Combined Ratio                                  98.1%     97.8%
                                               ======    =======
- -----------------------------------------------------------------

Losses and loss expense as a percentage of net premiums earned was 81.6% for the six months ended March 31, 1996 as compared with 81.8% for 1995.

Underwriting expenses increased by $1.0 million to $24.7 million for the six months ended March 31, 1996 compared with 1995, however, the underwriting expense ratio decreased significantly to 9.4% from 11.2% primarily due to the change in the mix of business written in the period.

General and administrative expenses increased by $8.7 million this year versus 1995. These additional expenses are partially due to the increased cost base associated with the implementation of the new insurance products during the latter half of 1995 including the impact of hiring additional staff. In addition, the increase in the market value of the Company's shares during 1996 resulted in total expenses related to employee stock appreciation rights of $3.1 million compared with no expense in 1995.


LIQUIDITY AND CAPITAL RESOURCES

As a holding company, the Company's assets consist primarily of the stock of its subsidiaries as well as other investments and, in addition to investment income, its cash flows depend primarily on dividends or other statutorily permissible payments from its Bermuda insurance subsidiaries. There are currently no legal restrictions on the payment of dividends from retained earnings by the Company or its Bermuda insurance subsidiaries as the minimum statutory capital and surplus requirements are satisfied by the share capital and additional paid-in capital of each of the Company's insurance subsidiaries. However, the payment of dividends or other statutorily permissible distributions by ACE Insurance or CODA is subject to the need to maintain shareholders' equity adequate to support the level of insurance operations.

The Company's consolidated sources of funds consist primarily of net premiums written, investment income, and proceeds from sales and redemptions of investments. Funds are used primarily to pay claims, operating expenses and dividends and for the purchase of investments.

For the six months ended March 31, 1996, the Company's consolidated net cash flow from operating activities was $313.2 million, compared with $209.2 million for the six months ended March 31, 1995. Cash flows are affected by claims payments, which due to the nature of the insurance coverage provided by the Company, may comprise large loss payments on a limited number of claims and can therefore fluctuate significantly. The irregular timing of these large loss payments, for which the source of cash can be from operations, available credit facilities or routine sales of investments, can create significant variations in cash flow from operations between periods. For the six month periods ended March_31, 1996 and 1995, loss and loss expense payments amounted to $40.6 million and $41.8 million respectively. Total loss and loss expense payments amounted to $73.1 million, $126.6 million and $285.8 million in fiscal years 1995, 1994 and 1993, respectively.

At March 31, 1996, total investments and cash amounted to approximately $3.4 billion, compared to $3.1 billion at September 30, 1995. The significant increase in investable assets can be attributed mainly to strong cash flows from operating activities as well as the reinvestment of funds generated by the portfolio.

The Company's investment portfolio is structured to provide a high level of liquidity to meet insurance related or other obligations. The consolidated investment portfolio is externally managed by independent professional investment managers and is invested in high quality investment grade marketable fixed income and equity securities, the majority of which trade in active, liquid markets. The Company believes that its cash balances, cash flow from operations, routine sales of investments and the liquidity provided under its committed line of credit (discussed below) are adequate to allow the Company to pay claims within the time periods required under its polices.

The Company has a $150 million committed line of credit provided by a syndicate of five major international banks, led by Morgan Guaranty Trust Company of New York. In accordance with the Company's cash management strategy, this facility is utilized when it is determined that borrowing on a short-term basis is advantageous to the Company. The line of credit agreement requires the Company to maintain consolidated tangible net worth of not less than $950 million. There were no draw-downs from the line of credit during the six months ended March 31, 1996 and there were no outstanding borrowings at March 31, 1996.

On November 1, 1993, the Company completed the acquisition of CODA. In consideration of this acquisition, the Company paid approximately $250 million in cash and agreed to pay on December 31, 1994 up to an additional $25 million in cash based upon development of CODA's June 30, 1993 loss reserves as estimated on September 30, 1994. The review of the loss reserves was completed and the additional payment was made in December 1994.


The Board of Directors has authorized the repurchase from time to time of the Company's Ordinary Shares in open market and private purchase transactions. On February 3, 1995, the Board of Directors terminated an existing share repurchase program and authorized a new program for up to $75.0 million of the Company's Ordinary Shares. At March 31, 1996, $45.0 million of the Board authorization had not been utilized.

On October 19, 1995, January 18, 1996 and April 19, 1996, the Company paid quarterly dividends of 14 cents per share to shareholders of record on September 29, 1995, December 29, 1995, (rather than December 31, 1995 as stated in the Form 10K) and March 29, 1996 respectively. On May 10, 1996, the Board of Directors declared a quarterly dividend of 18 cents per share payable on July 19, 1996 to shareholders of record on June 14, 1996. The declaration and payment of future dividends is at the discretion of the Board of Directors and will be dependent upon the profits and financial requirements of the Company and other factors, including legal restrictions on the payment of dividends and such other factors as the Board of Directors deems relevant.

Fully diluted net asset value per share was $33.29 at March 31, 1996, compared with $31.19 at September 30, 1995.

The Company maintains loss reserves for the estimated unpaid ultimate liability for losses and loss expenses under the terms of its policies and agreements. The reserve for unpaid losses and loss expenses of $1.6 billion at March 31, 1996, includes $906.3 million of case and loss expense reserves. The ultimate liability is estimated using actuarial and statistical projections. While the Company believes that its reserve for unpaid losses and loss expenses at March 31, 1996 is adequate, future developments may result in ultimate losses and loss expenses significantly greater or less than the reserve provided (see "Breast Implant Litigation").

A number of the Company's insureds have given notice of claims relating to breast implants or components or raw material thereof that had been produced and/or sold by such insureds. The Company does not have adequate data upon which to anticipate any funding schedule for the payment of these liabilities, although it expects that the amount of time required to determine which current claimants will select which of the two options may extend well into 1996. Payments may be accelerated for some policyholders, as a function of the resolution of opt-out cases, and claim payments by the Company could begin during fiscal 1996 (see "Breast Implant Litigation").

On March 14, 1996, the Company executed a definitive agreement for the acquisition of Tempest Reinsurance Company Limited by the Company. Tempest Re is a leading Bermuda-based property catastrophe reinsurer. General Re Corporation sponsored the formation of Tempest Re in 1993, but will not have a continuing affiliation with Tempest Re or the Company after completion of the acquisition. Under the terms of the definitive agreement, Tempest Re's shareholders at the time of the acquisition would receive Ordinary Shares of the Company. The maximum number of Ordinary Shares issuable in connection with the acquisition
(which would be based upon a closing price of $33 or lower) is 18,181,818 and the minimum number of Ordinary Shares issuable in connection with the acquisition (which would be based upon a closing price of $45 or higher) is 13,333,333. Tempest Re's net assets at the time of closing are expected to be approximately $500 million. The acquisition is subject to, among other matters, certain approvals of the Company's and Tempest Re's shareholders, termination rights and other customary closing conditions. It is expected that the shareholder meetings will be scheduled during the last half of June 1996 with completion of the acquisition occurring promptly thereafter assuming the requisite shareholder approvals are obtained.

The Company's financial condition, results of operations and cash flow are influenced by both internal and external forces. Claims settlements, premium levels and investment returns may be impacted by changing rates of inflation and other economic conditions. In many cases, significant periods of time, ranging up to several years or more, may elapse between the occurrence of an insured loss, the reporting of the loss to the Company and the settlement of the Company's liability for that loss. The liquidity of its investment portfolio, cash flows and the line of credit are, in management's opinion, adequate to meet the Company's expected cash requirements.

Breast Implant Litigation

A number of the Company's insureds have given notice of claims relating to breast implants or components or raw material thereof that had been produced and/or sold by such insureds. Lawsuits, including class actions, involving thousands of implant recipients have been filed in both state and federal courts throughout the United States. Most of the federal cases have been consolidated pursuant to the rules for Multidistrict Litigation ("MDL") to a Federal District Court in Alabama.

On April 1, 1994 the judge presiding over the MDL proceeding gave preliminary approval to a global settlement agreement in the
approximate amount   of  $4.2   billion  and   conditional
certification to  a  settlement  class ("Global I").

In early 1995, the judge directed the parties to conduct further expedited negotiations with the objective of exploring ways to minimize potential reductions due to the large number of current claimants, such as by reallocating funds already committed to the global settlement or perhaps by obtaining additional contributions to the settlement from the settling defendants or others.

On May 15, 1995, the Dow Corning Corporation, a significant participant in the global settlement, filed for protection under Chapter 11 of the U.S. Bankruptcy Code.

In mid-June 1995, the judge authorized the Claims Administrator to make available limited information about the status of Global I. According to the Claims Administrator, as of June 1, 1995, the claims office had received over 440,000 registrations. Approximately 248,500 were filed by domestic class members by the September 6, 1994 deadline for making claims under the Current Disease Compensation Program. Based on an analysis of about 3,000 of these registrations, the judge estimated that over 96,000 domestic registrants timely submitted a claim under the Current Disease Compensation Program with some supporting medical documentation. The judge concluded that a severe racheting (or reduction) of the settlement amounts shown in the notice of settlement would occur if current claims were evaluated under the existing criteria and if funding of the Current Disease Compensation Program remained at the $1.2 billion level.

Because of the anticipated severe "racheting" of benefit amounts and the defendants' right to withdraw under the Global I settlement, the judge entered an order on October 9, 1995 declaring that class members had new opt-out rights and that in general class members and their attorneys should not expect to receive any benefits under Global I.

On October 1, 1995 negotiators for three of the major defendants agreed on the essential elements of a revised individual settlement plan for domestic class members with at least one implant from any of those manufacturers ("Settlement II").

In general, under Settlement II, the amounts payable to individual participants, and the manufacturers' obligations to make those payments, would not be affected by the number of class members electing to opt out from the new plan. Also, in general, the compensation would be fixed rather than subject to potential further racheting, and the manufacturers would not have a right to walk away because of the amount of claims payable. Finally, each settling defendant agreed to be responsible only for cases in which its implant was identified, and not for a percentage of all cases.

Participants with implants from one or more of those three defendants who had submitted timely claims under Global I would have two options.

Option One: They can accept a fixed amount based on disease criteria and severity levels in the Global I settlement. These amounts - ranging from $10,000 to $100,000 - although substantially less than the amounts shown in the initial notices for Global I, are greater for many claimants than the amounts that, after racheting, would have been offered under Global I and are not subject to a "walkaway" by defendants because of such opt-outs. Qualifying claimants who submit proof of rupture by December 1996 would qualify for specified higher benefits but not in excess of $100,000 in total.

Option Two: They could elect to receive potentially higher benefits based on having or developing during a 15-year period certain diseases that meet more restrictive criteria. The compensation range for persons qualifying under this option is from $75,000 to $250,000.

Each Current Claimant, regardless of the option selected, would be paid an advance payment of $5,000 as soon as administratively
feasible,   without regard to the status of any appeals.
Current Claimants would be given an extended period of time to identify manufacturers of their implants, to correct any deficiencies in the documentation supporting their prior claims or to provide additional support for claims under the more restrictive criteria.

Timely-registered class members with implants from one or more of those defendants, who did not submit current claims, would receive compensation, under Settlement II ranging from $75,000 to $250,000 if, during the 15-year period, they have or develop, any of the diseases defined under the more restrictive criteria.
They would also be eligible for an advance payment of $1,000 under certain circumstances. In general, the maximum total obligation under this 15-year program allocated among the three defendants plus the additional defendants referred to below is $755 million.

Timely-registered class members with qualifying implants would also be eligible for an additional payment of $3,000 to defray the costs of explantation during that 15-year period should the person choose to do so.

By November 13, 1995 Settlement II was approved by the boards of directors of the three defendants subject to finalizing certain details. In addition, two other defendants became part of Settlement II, although certain of their settlement terms are different and more restricted than the plan offered by the original three defendants.

On December 22, 1995, the judge approved Settlement II and the materials for giving notice to claimants. On December 29, 1995, the judge also approved for distribution, as part of the notice, a "Question and Answer Booklet" about Settlement II. Several appeals concerning Settlement II have been lodged with the Eleventh Circuit Court of Appeals. In mid-January 1996, the three major defendants each made a payment of $125 million to a court-established fund as an initial reserve for payments to be made under Settlement II. The notice materials were sent out in the second half of January 1996. In addition, a televised program, regional meetings, and a national telephone meeting are being implemented to explain the Settlement II plan and the rights and options of implant recipients. The judge in the MDL proceeding has started to remand or transfer opt-out cases to the originating or other courts for further pretrial proceedings and trail. The Claims Administrator has announced that she contemplates beginning to send out Notifications of status to certain claimants (who have submitted implant manufacturer proof) by late May 1996. At the present time, it cannot be determined how many claimants will accept and qualify under the terms of Settlement II; similarly, the number of opt-outs cannot be estimated.

Although the Company has underwritten the coverage for a number of the defendant companies including four of the companies involved in the revised Settlement II described above, the Company anticipates that insurance coverage issued prior to the time the Company issued policies will be available for a portion of the defendants liability. In addition, the Company's policies only apply when the underlying liability insurance policies or per occurrence retentions are exhausted.

Declaratory judgment lawsuits, involving four of the Company's insureds, have been filed seeking guidance on the appropriate trigger for their insurance coverage. None of the insureds have named the Company in such lawsuits, although other insurers and third parties are trying to involve the Company in those lawsuits. To date, one court has stayed any lawsuit against the Company by other insurers; a second court has dismissed the claims by other insurers against the Company. Another court in Texas has ruled against the Company's arguments that the court should dismiss the claims by other insurers and certain doctors in Texas who have attempted to bring the Company into coverage litigation there involving one of the insured. On appeal in the Texas lawsuit, the appellate court has affirmed the lower court's order refusing to dismiss the claims against the Company by other insurers; further appellate review in the Texas Supreme Court will be sought. In addition, further efforts are contemplated to stay or dismiss the doctor's claims against the Company in the Texas lawsuit. The remaining case is presently stayed; if it is activated, the Company will resist involvement on jurisdictional and other grounds.

At June 30, 1994, following the announcement of Global I, the Company increased its then existing reserves relating to breast implant claims. Although the reserve increase was partially satisfied by an allocation from existing IBNR, it also required an increase in the Company's total reserve for unpaid losses and loss expenses at June 30, 1994 of $200 million.

The increase in reserves relating to breast implant claims was based on information made available in conjunction with Global I (including information relating to opt-outs) and information made available from the Company's insureds and was predicated upon an allocation between coverage provided before and after the end of 1985 (when the Company commenced underwriting operations). No additional reserves relating to breast implant claims have been added since June 30, 1994.

The Company believes that its reserves for unpaid losses and loss expenses including those arising from breast implant claims is adequate as of March 31, 1996. The Company continually evaluates its reserves in light of developing information. However, significant uncertainties continue to exist, especially with regard to the ultimate outcome and cost of Settlement II and the number and value of the opt out claims. The Company is unable at this time to determine whether additional reserves, which could have a material adverse effect upon the financial condition, results of operations and cash flows of the Company, may be necessary in the future.

                                           ACE LIMITED

                                   PART II - OTHER INFORMATION
                                   ---------------------------


ITEM 5.  OTHER INFORMATION
- --------------------------

1) On May 10, 1996 the Company declared a divided of $0.18 per Ordinary Share payable on July 19, 1996 to shareholders of record on June 14, 1996.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------

a)      Exhibit 10.35 - 1995 Long Term Incentive Plan

        Exhibit 10.36 - Employee Stock Purchase Plan

        Exhibit 10.37 - 1995 Outside Directors Plan

        Exhibit 11.1 - Statement regarding computation of
                       earnings per Share.

b) The Company filed a Form 8-K current report dated March 15, 1996 pertaining to the Registrant's press release relating to the proposed acquisition of Tempest.

                                           SIGNATURES
                                          ------------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ACE LIMITED
                                    _____________________________






May 14, 1996                          /s/ Brian Duperreault
                                    -----------------------------
                                          Brian Duperreault
                                   Chairman, President and Chief
                                          Executive Officer




May 14, 1996                       /s/ Christopher Z. Marshall
                                   ------------------------------
                                       Christopher Z. Marshall
                               Executive Vice President and Chief
                                          Financial Officer

EXHIBIT INDEX
- --------------


Exhibit
Number                Description                   Numbered Page
- -------               ------------                  -------------

10.35          1995 Long Term Incentive Plan

10.36          Employee Stock Purchase Plan

10.37          1995 Outside Directors Plan

11.1           Computation of earnings per share