Form 10-Q
period 1996-06-30
ACE LTD
filed 1996-08-14
CIK 896159

                               UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549


                                 FORM 10-Q



     (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the Quarter Ended June 30, 1996

                                    OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Transition Period from ___________ to ___________



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

               YES ___x_____       NO  _________


The number of registrant's Ordinary Shares ($0.125 par value) outstanding as of August 8, 1996 was 58,902,190.

                                             ACE LIMITED

                                         INDEX TO FORM 10-Q

Part I.  FINANCIAL INFORMATION
- -------------------------------

                                                                                  Page No.
Item 1.   Financial Statements:

          Consolidated Balance Sheets
               June 30, 1996 (Unaudited) and September 30, 1995                      1

          Consolidated Statements of Operations (Unaudited)
               Three Months Ended June 30, 1996 and June 30, 1995
               Nine Months Ended June 30, 1996 and June 30, 1995                     2

          Consolidated Statements of Shareholders' Equity (Unaudited)
               Nine Months Ended June 30, 1996 and June 30, 1995                     3

          Consolidated Statements of Cash Flows (Unaudited)
               Nine Months Ended June 30, 1996 and June 30, 1995                     4

          Notes to Interim Consolidated Financial Statements (Unaudited)             5

Item 2.   Management's Discussion and Analysis of Results of Operations
               and Financial Condition                                               8

Part II.  OTHER INFORMATION
- ---------------------------

Item 4.   Submission of Matters to a vote of Security Holders                        22

Item 5.   Other information                                                          22

Item 6.   Exhibits and Reports on Form 8-K                                           22

Signatures                                                                           23


                                    ACE LIMITED AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS
                                June 30, 1996 and September 30, 1995


                                                            June 30        September 30
                                                              1996              1995
                                                            -------        ------------
                                                            (unaudited)
                                                       (in thousands of U.S. Dollars,
                                                       except share and per share data)

Assets
Investments and cash
     Fixed maturities, at fair value
     (amortized cost - $2,856,318 and $2,325,959)            $2,839,966     $2,377,510
     Equity securities, at fair value (cost - $249,496
     and $224,020)                                              316,971        267,163
     Short-term investments                                     344,222        458,145
     Other investments, at cost                                  12,453         12,453
     Cash                                                        40,301         16,929
                                                             ----------     ----------
          Total investments and cash                          3,553,913      3,132,200
                                                             ==========     ==========

Accrued investment income                                        35,740         29,574
Deferred acquisition costs                                       33,425         34,428
Insurance balances receivable                                    83,362         20,993
Other assets                                                     38,149         15,557
                                                             ----------     ----------
          Total assets                                       $3,744,589     $3,232,752
                                                             ==========     ==========



Liabilities
Unpaid losses and loss expenses                             $1,704,732     $1,437,930
Unearned premiums                                              368,827        305,568
Premiums received in advance                                    52,264         23,876
Accounts payable and other liabilities                          29,210         16,259
Dividend payable                                                 8,299          6,456
                                                            ----------     ----------
          Total liabilities                                  2,163,332      1,790,089
                                                            ----------     ----------

Commitments and contingencies

Shareholders' equity
Ordinary Shares ($0.125 par value, 100,000,000 shares
     authorized; 46,105,108 and 46,111,185 shares issued
     and outstanding)                                            5,763          5,764
Additional paid-in capital                                     548,441        548,513
Unearned stock grant compensation                              (1,235)        (1,796)
Net unrealized appreciation on investments                      51,123         94,694
Cumulative translation adjustments                                 186          --
Retained earnings                                              976,979        795,488
                                                            ----------     ----------
          Total shareholders' equity                         1,581,257      1,442,663
                                                            ----------     ----------
          Total liabilities and shareholders' equity        $3,744,589     $3,232,752
                                                            ==========     ==========

                 See accompanying notes to interim consolidated financial statements

                                    ACE LIMITED AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                  For the Three Months and Nine Months Ended June 30, 1996 and 1995
                                             (Unaudited)

                                        Three Months Ended       Nine Months Ended
                                             June 30                  June 30
                                        1996           1995           1996           1995
                                        ----           ----           ----           ----
                                             (in thousands of U.S. Dollars, except share
                                                         and per share data)
Revenues
     Net premiums written          $  165,131     $  105,597     $   471,461    $  318,964
     Change in unearned premiums      (19,234)         1,878         (63,187)         (856)
                                   ----------     ----------     -----------    ----------
     Net premiums earned              145,897        107,475         408,274       318,108
     Net investment income             50,641         46,520         146,079       134,784
     Net realized gains (losses)
       on investments                  (1,633)        49,885          48,230        10,217
                                   ----------     ----------     -----------    ----------
          Total revenues              194,905        203,880         602,583       463,109
                                   ----------     ----------     -----------    ----------
Expenses
     Losses and loss expenses         120,438         87,895         334,438       260,268
     Acquisition costs                 12,287         11,378          36,950        35,008
     Administrative expenses            9,704          7,182          28,380        17,112
                                   ----------     ----------     -----------    ----------
          Total expenses              142,429        106,455         399,768       312,388
                                   ----------     ----------     -----------    ----------
Net income                         $   52,476     $   97,425     $   202,815    $  150,721
                                   ==========     ==========     ===========    ==========
Earnings per share                      $1.13          $2.08           $4.36         $3.19
                                   ==========     ==========     ===========    ==========

Weighted average shares
outstanding                        46,479,694     46,872,672      46,468,832    47,230,973
                                   ==========     ==========     ===========    ==========

              See accompanying notes to interim consolidated financial statements

                                 ACE LIMITED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       For the Nine Months Ended June 30, 1996 and 1995
                                          (Unaudited)


                                                                           1996      1995
                                                                           ----      ----
                                                                            (in thousands of
                                                                              U.S. Dollars)
Ordinary shares
     Balance - beginning of period                                    $  5,764  $   5,928
     Exercise of stock options (aggregate par value less than $1)         --          --
     Repurchase of Ordinary shares                                          (1)      (154)
                                                                      --------  ---------
          Balance - end of period                                        5,763      5,774
                                                                      --------  ---------


Additional paid-in capital
     Balance - beginning of period                                     548,513    564,198
     Exercise of stock options                                            --            8
     Repurchase of Ordinary shares                                         (72)   (14,636)
                                                                      --------  ---------
          Balance - end of period                                      548,441    549,570
                                                                      --------  ---------

Unearned stock grant compensation
     Balance - beginning of period                                       (1,796)     (412)
     Stock grants awarded                                                  (272)   (2,412)
     Stock grants forfeited                                                  60       --
     Amortization                                                           773       777
                                                                      --------- ---------
          Balance - end of period                                        (1,235)   (2,047)


Net unrealized appreciation (depreciation) on investments
     Balance - beginning of period                                       94,694     (79,685)
     Net appreciation (depreciation) during period                      (43,571)    162,303
                                                                     ----------  ----------
          Balance - end of period                                        51,123      82,618
                                                                     ----------  ----------
Cumulative translation adjustments
     Balance - beginning of period                                         --           --
     Net adjustment for period                                              186         --
                                                                     ----------  ----------
          Balance - end of period                                           186        --
                                                                     ----------  ----------
Retained earnings
     Balance - beginning of period                                      795,488     598,716
     Net income                                                         202,815     150,721
     Dividends declared                                                 (21,228)    (16,841)
     Repurchase of Ordinary shares                                          (96)    (15,742)
                                                                     ----------  ----------
          Balance - end of period                                       976,979     716,854
                                                                     ==========  ==========
Total shareholders' equity                                           $1,581,257  $1,352,769
                                                                     ==========  ==========

              See accompanying notes to interim consolidated financial statements

                     ACE LIMITED AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the Nine Months Ended June 30, 1996 and 1995
                              (Unaudited)

                                             1996           1995
                                             ----           ----
                                             (in thousands of
                                               U.S. Dollars)

Cash flows from operating
  activities
Net income                                $202,815      $150,721
Adjustments to reconcile
net income to net cash provided
by operating activities
   Unearned premiums                        63,259           856
   Unpaid losses and loss expenses         266,802       212,466
   Net realized (gains) losses
     on investments                        (48,230)      (10,217)
   Amortization of premium/
     discount                               (4,412)      (10,064)
   Deferred acquisition costs                1,003          (116)
   Insurance balances receivable           (62,369)       (3,394)
   Premiums received in advance             28,388        18,300
   Accounts payable and other
     liabilities                             5,847           844
   Accrued investment income                (6,166)        3,063
   Other                                    (3,429)       (3,557)
                                          --------      --------
   Net cash flows from operating
     activities                            443,508       358,902
                                          --------      --------

Cash flows from investing activities
   Purchases of fixed maturities        (7,027,445)   (5,425,771)
   Purchases of equity securities         (170,081)     (282,866)
   Sales of fixed maturities             6,576,371     5,308,625
   Sales of equity securities              162,777        71,024
   Maturities of fixed maturities           50,830        34,392
   Net realized gains on financial
     futures and option contracts           18,519        26,075
   Acquisitions of subsidiaries, net
     of cash acquired                      (11,572)      (25,794)
   Other                                      --          (1,470)
                                         ---------    ----------
   Net cash used in investing
     activities                           (400,601)     (295,785)
                                         ---------    ----------

Cash flows from financing
  activities
   Repurchase of Ordinary Shares              (169)      (30,532)
   Proceeds from exercise of
     options for shares                        --              8
   Dividends paid                          (19,366)      (15,597)
                                           -------      --------

   Net cash used for
     financing activities                  (19,535)      (46,121)
                                           -------      --------

Net increase in cash                        23,372        16,996
Cash - beginning of period                  16,929        14,421
                                           -------      --------
Cash-end of period                         $40,301       $31,417
                                           =======      ========


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

On March 27, 1996, the Company, through a corporate subsidiary, ACE UK Limited ("ACE UK"), completed the acquisition of a 51 percent interest in Methuen Group Limited ("Methuen") the holding company for Methuen Underwriting Limited (formerly Methuen (Lloyd's Underwriting Agents) Limited), a leading Lloyd's of London managing agency. The Company may acquire the remaining 49 percent interest in Methuen during the years 1999 and 2000 through various put and call arrangements. The acquisition has been recorded using the purchase method of accounting.

At June 30, 1996 approximately 75 percent of the Company's written premiums came from North America with approximately 20 percent coming from the United Kingdom and continental Europe and approximately 5 percent from other countries.

2. Accounting Policies

Translation of Foreign Currencies

Financial statements of subsidiaries expressed in foreign currencies are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52 "Foreign Currency Translation" (FASB 52). Under FASB 52, functional currency assets and liabilities are translated into U.S. dollars generally using period end rates of exchange and the related translation adjustments are recorded as a separate component of shareholders' equity. Functional currencies are generally the currencies of the local operating environment. Income statement amounts expressed in functional currencies are translated using average exchange rates. Exchange gains and losses resulting from foreign currency transactions are also recorded in income currently.

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

In general, under Settlement II, the amounts payable to individual participants, and the manufacturers' obligations to make those payments, would not be affected by the number of class members electing to opt out from the new plan. Also, in general, the compensation would be fixed rather than subject to potential further reduction, and the manufacturers would not have a right to walk away because of the amount of claims payable. Finally, each settling defendant agreed to be responsible only for cases in which its implant was identified, and not for a percentage of all cases.

By November 13, 1995 Settlement II was approved by the boards of directors of the three defendants subject to finalizing certain details. In addition, two other defendants became part of Settlement II, although certain of their settlement terms are different and more restricted than the plan offered by the original three defendants.

On December 22, 1995, the judge in the MDL proceeding approved Settlement II and the materials for giving notice to claimants. On December 29, 1995, the judge also approved for distribution, as part of the notice, a "Question and Answer Booklet" about Settlement II. Several appeals concerning Settlement II have been lodged with the Eleventh Circuit Court of Appeals. In mid-January 1996, the three major defendants each made a payment of $125 million to a court-established fund as an initial reserve for payments to be made under Settlement II. The judge has started to remand or transfer opt-out cases to the originating or other courts for further pretrial proceedings and trial. Notifications of Status to certain claimants (who have submitted implant manufacturer proof) were sent out by the Claims Administrator starting in late May 1996. At the present time, it cannot be determined how many claimants will accept and qualify under the terms of Settlement II; similarly, the number of opt-outs cannot be estimated. (For further discussion, see "Management's Discussion and Analysis - Breast Implant Litigation").

At June 30, 1994, following the announcement of Global I, the Company increased its then existing reserves relating to breast implant claims. Although the reserve increase was partially satisfied by an allocation from existing IBNR, it also required an increase in the Company's total reserve for unpaid losses and loss expenses at June 30, 1994 of $200 million.

The increase in reserves relating to breast implant claims was originally based on information made available in conjunction with Global I (including information relating to opt-outs) and is continually reviewed on the basis of additional information made available from the Company's insureds. The increase was predicated upon an allocation between coverage provided before and after the end of 1985 (when the Company commenced underwriting operations). No additional reserves relating to breast implant claims have been added since June 30, 1994.


The Company believes that its reserves for unpaid losses and loss expenses including those arising from breast implant claims is adequate as of June 30, 1996. The Company continually evaluates its reserves in light of developing information. However, significant uncertainties continue to exist, especially with regard to the ultimate outcome and cost of Settlement II and the number and value of the opt out claims. The Company is unable at this time to determine whether additional reserves, which could have a material adverse effect upon the financial condition, results of operations and cash flows of the Company, may be necessary in the future.

4.  Shares Issued and Outstanding

On February 3, 1995, the Board of Directors authorized a share repurchase program in an aggregate amount not to exceed $75 million. This program superseded and replaced the balance of the previous authorization. As at June 30, 1996, approximately $45 million of the Board authorization had not been utilized. Between July 1, 1996 and August 8, 1996, 536,200 ordinary shares were repurchased by the Company under the February 3, 1995 authorization for a total cost of $23.6 million. On August 9, 1996, the Board of Directors authorized a new share repurchase program in an aggregate amount not to exceed $100 million. This program supercedes and replaces the balance of the February 3, 1995 authorization.

5.  Restricted Stock Awards

During fiscal 1996, 6,734 restricted Ordinary Shares were awarded to outside directors of the Company under the terms of the 1995 Outside Directors Plan which was approved by the shareholders of the Company on February 9, 1996. These shares vest in February 1997. All unvested restricted Ordinary Shares issued to directors prior to approval of the Plan were cancelled upon approval of the Plan.

6. Reclassification

Certain items in the prior period financial statements have been reclassified to conform with the current period presentation.

7. Subsequent Event

On July 1, 1996, the Company completed the acquisition of Tempest Reinsurance Company Limited ("Tempest"), a Bermuda-based property catastrophe reinsurer. Under the terms of the Agreement and Plan of Amalgamation, Tempest shares outstanding at the time of acquisition were cancelled and converted into approximately 13.3 million Ordinary Shares of the Company. The acquisition will be recorded using the purchase method of accounting. Under purchase accounting, the total purchase price is allocated to the acquired assets and liabilities based on their values. The excess of the cost of the transaction over the fair value of the net assets acquired will be recorded as goodwill and amortized on a straight line basis over a 40-year period. (For further discussions, see "Management's Discussion and Analysis - Liquidity and Capital Resources").

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                ---------------------------------------
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION
             ----------------------------------------------

General

The following is a discussion of the Company's financial condition, results of operations, liquidity and capital resources as of and for the three and nine months ended June 30, 1996. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. This discussion should be read in conjunction with the consolidated financial statements, related notes thereto and Management's Discussion and Analysis of Results of Operations and Financial Condition included in the Company's 1995 Annual Report on Form 10-K.

ACE Limited is a holding company which through its principal operating subsidiaries, A.C.E. Insurance Company, Ltd. ("ACE Insurance") and Corporate Officers & Directors Assurance Ltd. ("CODA") provides high level excess liability insurance, directors and officers liability insurance, satellite insurance, aviation insurance, excess property insurance, financial lines products and certain financial guarantee reinsurance. In addition, on March 27, 1996, the Company acquired a controlling interest in Methuen Group Limited ("Methuen"), the holding company for Methuen Underwriting Limited ("Methuen Underwriting") (formerly Methuen (Lloyd's Underwriting Agents) Limited), a leading Lloyd's of London managing agency. The Company may acquire the remaining 49 percent interest in Methuen during the years 1999 and 2000 through various put and call arrangements.

On July 1, 1996 the Company completed the acquisition of Tempest
Reinsurance Company Limited ("Tempest"), a leading Bermuda-based property catastrophe reinsurer. (For further discussion, see
"Liquidity and Capital Resources").

The Company's excess liability insurance policy generally provides limits of up to a maximum of $200 million per occurrence and annual aggregate, with a minimum attachment point generally of $100 million. For all new and renewal business, effective on or after December 15, 1994, the Company has reduced the maximum limits offered for integrated occurrences under the excess liability policy form from $200 million to $100 million. This chanreduction, and the manufacturers would not have a right to walk away because of the amount of claims payable. Finally, each settling defendant agreed to be responsible only for cases in which its implant was identified, and not for a percentage of all cases.


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

Methuen Underwriting manages six syndicates with total underwriting capacity of 367 million pounds (approximately $555 million) in 1996.
For the 1996 year of account, the Company has, through a newly formed corporate subsidiary, provided funds at Lloyd's of 12.25 million pounds (approximately $18 million) which was substantially in the form of a letter of credit supporting 24.5 million pounds (approximately $37 million) of underwriting capacity on Methuen syndicates. The Company has agreed, subject to certain conditions, to provide funds at Lloyd's of 50 million pounds (approximately $76 million) to support underwriting by Methuen syndicates in 1997 and subsequent years.

The Company has purchased or may purchase reinsurance for certain of its product lines.

The Company will continue to evaluate potential new product lines.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)


Results of Operations - Three Months ended June 30, 1996

- --------------------------------------------------------------------
Net Income                    Three Months ended    % Change
                                  June 30             from
                               1996      1995       prior year
                               ----      ----     --------------
                                (in millions)

Income excluding net
 realized gains (losses)
 on investments               $54.1     $47.5          13.9%
Net realized gains (losses)
 on investments                (1.6)     49.9           N.M.
                              -----     -----          -----
Net income                    $52.5     $97.4           N.M.
                              =====     =====          =====

(N.M. - Not meaningful)
- --------------------------------------------------------------------

Higher net investment income and income from insurance operations contributed to the increase in income excluding net realized gains (losses) on investments for the third quarter of fiscal 1996, compared with the corresponding 1995 quarter. These increases were partially offset by an increase in general and administrative expenses.

- --------------------------------------------------------------------
Premiums                     Three Months ended
                                  June 30            % Change
                               1996      1995     from prior year
                               ----      ----     ---------------
                                     (in millions)

Net premiums written:
 Excess liability             $58.1     $63.6          (8.8)%
 Directors and officers
  liability                    27.7      26.8           3.4
 Satellite                     21.4      11.8          81.4
 First Line                     1.4       0.3           N.M.
 Aviation                       8.5       1.6           N.M.
 Excess property                3.2       1.5           N.M.
 Financial lines               38.6       --            N.M.
 Lloyd's syndicates             6.1       --            N.M.
 Other                          0.1       --            N.M.
                             ------    ------          -----
                             $165.1    $105.6          56.3%
                             ======    ======          =====

Net premiums earned:
 Excess liability             $57.9     $65.1         (11.1)%
 Directors and officers
  liability                    25.7      27.1          (5.2)
 Satellite                     19.6      11.9          64.7
 First Line                     2.9       2.9           --
 Aviation                       5.5       0.3           N.M.
 Excess property                3.5       0.1           N.M.
 Financial lines               29.8       --            N.M.
 Lloyd's syndicates             0.8       --            N.M.
 Other                          0.2       0.1           N.M.
                             ------    ------          -----
                             $145.9    $107.5          35.7%
                             ======    ======          =====


N.M. Not meaningful
- --------------------------------------------------------------------


Net premiums written increased by 56.3% in the three months ended June 30, 1996 to $165.1 million compared to $105.6 million for the third quarter 1995. This growth is a result of a very strong quarter for the Company's financial lines, satellite and aviation insurance businesses together with the inclusion of premiums from our participation in the Lloyd's syndicates managed by Methuen. The decline in excess liability premiums was primarily a result of continuing competitive pressures in this market which resulted in a net loss of accounts as well as a lower level of premiums generated from accounts which renewed coverage at lower limits and/or higher attachment points. The directors and officers liability market remains competitive with corresponding pressure on prices. However, premiums increased in the quarter as a result of several new multi-year policies.

For the quarter ended June 30, 1996, net premiums earned increased by $38.4 million to $145.9 million compared to $107.5 million in 1995. This incease was the result of contributions from the new lines of business, particularly financial lines together with the increase in satellite premiums earned, primarily from launch insurance, offset by a decline in excess liability and directors and officers liability premiums earned in the quarter.

- ---------------------------------------------------------------------
Net Investment Income            Three Months ended      % Change
                                     June 30                from
                                  1996       1995        prior year
                                  ----       ----        -----------
                                   (in millions)

Net Investment income             $50.6      $46.5          8.8%
                                  =====      =====          ====

- ---------------------------------------------------------------------

The increase in net investment income in the current quarter, as compared to 1995, is attributable to a larger investable asset base despite a lower yield generated by the portfolio as a result of general market conditions during the period. The larger investable asset base is due primarily to positive cash flows from insurance operations and the reinvestment of funds generated by the portfolio.

- ---------------------------------------------------------------------

Net Realized Gains (Losses)                   Three Months ended
  on Investments                                  June 30
                                               1996        1995
                                               ----        ----
                                                 (in millions)

Fixed maturities and short-term investments  $(17.4)      $30.0
Financial futures contracts                     4.1        19.1
Equity securities                              13.8        (1.2)
Currency                                       (2.1)        2.0
                                             ------      ------
                                             $ (1.6)      $49.9
                                             ======      ======
- ---------------------------------------------------------------------

The Company's investment strategy takes a long-term view and the portfolio is actively managed to maximize total return within certain specific guidelines which minimize risk. Prior to May 10, 1996 the Company's investment guidelines targeted an equity exposure of 15 percent of the externally managed investment portfolio. On May 10, 1996, the Board resolved to increase the targeted equity exposure to 20 percent. The remainder of the portfolio is composed of fixed maturity securities. The portfolio is reported at fair value. Changes in unrealized gains and losses, which result from the revaluation of securities held, are reported as a separate component of shareholders' equity. When securities are sold, the effect of market movements on the investment portfolio will directly impact net realized gains (losses) on investments.



U.S. bond market prices continued to decline during the third quarter and thus sales proceeds for fixed maturity securities were generally lower than their amortized cost which resulted in net realized losses of $17.4 million being recognized on fixed maturities and short-term investments compared to net realized gains of $30.0 million for the same period in 1995.

With strong equity markets, net realized gains for the three month period ended June 30, 1996 were $13.8 million compared to net realized losses of $1.2 million in 1995. Common stocks were introduced into the portfolio in December 1994 and the realized losses generated in the third quarter of 1995 were primarily due to routine sales by the equity managers during the period.

Gains and losses on financial futures contracts are the result of fixed maturity and equity security market movements. The increase in interest rates during the three month period resulted in a market decline for fixed maturity securities, and realized losses from U.S. Treasury futures contracts. There was a 3.9 percent rise in the S&P 500 stock index during the period and hence realized gains on the S&P 500 index futures contracts in the synthetic equity fund. Realized gains from S&P 500 index futures exceeded losses from the U.S. Treasury futures, resulting in a net realized gain on financial futures contracts of $4.1 million. In the same period in 1995, increases in the Treasury and equity markets resulted in realized gains of $19.1 million.

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

- --------------------------------------------------------------------
Combined Ratio                              Three Months Ended
                                                  June 30
                                             1996         1995
                                             ----         ----

Losses and loss expense ratio                82.6%         81.8%
Underwriting expense ratio                    8.4          10.6
Administrative expense ratio                  6.6           6.7
                                             ----          ----
Combined ratio                               97.6%         99.1%
                                             =====         =====

- --------------------------------------------------------------------

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

For the three months ended June 30, 1996, the losses and loss expense ratio was 82.6 percent compared to 81.8 percent for the third quarter of 1995 primarily as a result of a change in the mix of business during the current quarter compared with 1995. Several aspects of the Company's operations, including the low frequency and high severity of losses in the high excess layers in which the Company provides insurance, complicate the actuarial reserving techniques utilized by the Company. Management believes, however, that the Company's reserves for unpaid losses and loss expenses, including those arising from breast implant litigation, are adequate to cover the ultimate cost of losses and loss expenses incurred through June 30, 1996. Since such provisions are necessarily based on estimates, future developments may result in ultimate losses and loss expenses significantly greater or less than such amounts (see "Breast Implant Litigation").

Although underwriting expenses increased by $0.9 million in the quarter, the underwriting expense ratio actually decreased significantly due primarily to the change in the mix of business written in the quarter compared to 1995. General and administrative expenses increased $2.5 million in the current quarter compared to the third quarter of 1995. These additional expenses are mainly due to the increased cost base associated with the new insurance products introduced during the latter half of 1995. The administrative expense ratio decreased as a result of growth in earned premium.



Results of operations - Nine Months ended June 30, 1996
- ------------------------------------------------------------------
Net Income                          Nine Months ended  % Change
                                        June 30           from
                                     1996       1995   prior year
                                    ------     ------  ----------
                                       (in millions)

Income excluding net realized
  gains (losses) on investments    $154.6     $140.5      10.0%
Net realized gains (losses)
  on investments                     48.2       10.2       N.M.
                                   -------    ------      -----
Net income                         $202.8     $150.7       N.M.
                                   -------    ------      -----

(N.M. - Not meaningful)
- --------------------------------------------------------------------

The increase in income excluding net realized gains (losses) on investments for the nine months ended June 30, 1996 compared with 1995 resulted primarily from increased investment income of $11.3 million. Earned premiums increased by $90.2 million in 1996 as compared with 1995, however as the Company operated at a 97.9% combined ratio (98.2% for the same period in 1995), the net impact of increases in earned premiums on net income was minimal.

- --------------------------------------------------------------------------
Premiums                                 Nine Months ended      % Change
                                              June 30             from
                                         1996         1995      prior year
                                         ----         ----      ----------
                                           (in millions)

Net Premiums written:
   Excess liability                          $167.5    $188.5      (11.1)%
   Directors and officers liability            79.1      83.2       (4.9)
   Satellite                                   64.9      30.7      111.7
   First Line                                  10.0      13.2      (24.2)
   Aviation                                    17.3       1.6        N.M.
   Excess Property                             13.6       1.5        N.M.
   Financial lines                            112.3       --         N.M.
   Lloyd's syndicates                           6.1       --         N.M.
   Other                                        0.7       0.3        N.M.
                                             ------    ------      ------
                                             $471.5    $319.0       47.8%
                                             ======    ======      ======

Net premiums earned:
   Excess liability                          $179.4    $198.7       (9.7)%
   Directors and officers liability            79.5      83.1       (4.3)
   Satellite                                   56.9      29.7       91.6
   First Line                                   9.1       5.8       56.9
   Aviation                                    11.8       0.3        N.M.
   Excess Property                              7.6       0.1        N.M.
   Financial lines                             62.8       --         N.M.
   Lloyd's syndicates                           0.8       --         N.M.
   Other                                        0.4       0.4        N.M.
                                             -------   ------      ------
                                             $408.3    $318.1       28.4%
                                             =======   ======      =====
(N.M. - not meaningful)
- ----------------------------------------------------------------------------

The addition of financial lines premiums of $112.3 million, the increase in satellite premiums of $34.3 million and the contributions from aviation and property were the main contributors to the increase in net premiums written for the nine months ended June 30, 1996, compared to 1995. These were offset by decreases in excess liability and directors and officers liability premiums written. Limit reductions, some of which resulted from reduced integrated occurrence coverage, increases to higher attachment points on some business written and timing differences arising from changes in anniversary dates of several policies contributed to a $21.0 million decrease in excess liability premiums. The decline in directors and officers liability can be attributed mainly to a lower level of premiums generated from multi-year policies. Continuing competitive pressures in both the excess liability and directors and officers liability markets with corresponding pressure on prices also contributed to the declines.

Net premiums earned increased by $90.2 million to $408.3 million for the nine months ended June 30, 1996 compared to 1995. This increase was a result of contributions from the new lines of business, particularly financial lines, together with the increase in satellite premiums earned, primarily from launch insurance, offset by declines in excess liability and directors and officers liability premiums earned in the period.

- -------------------------------------------------------------------

Net Investment Income                Nine months ended    % Change
                                          June 30           from
                                      1996        1995    prior year
                                      ----        ----    ----------
                                        (in millions)

Net investment income                 $146.1     $134.8       8.4%
                                      ======     ======       ===
- ----------------------------------------------------------------------

The increase of $11.3 million in net investment income for the nine months ended June 30, 1996, as compared to 1995 was attributable to a larger investable asset base despite a lower yield generated by the portfolio as a result of general market conditions during the period. The larger investable asset base is due primarily to positive cash flows from insurance operations and the reinvestment of funds generated by the portfolio.

- ---------------------------------------------------------------------
Net Realized Gains (Losses)
  on Investments                                  Nine Months ended
                                                       June 30
                                                   1996       1995
                                                   ----       ----
                                                    (in millions)

Fixed maturities and short-term
  investments                                     $14.9     $ (7.7)
Financial futures contracts                        18.5       26.1
Equity securities                                  16.8       (1.8)
Currency                                           (2.0)      (6.4)
                                                   -----     ------
                                                  $48.2     $ 10.2
                                                  ======    =======

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

Sales proceeds for fixed maturity securities were generally higher then their amortized costs during the period which resulted in net realized gains on investments for the nine month period of $14.9 million compared to $7.7 million of net realized losses during the same period in 1995. The 1995 losses were the result of the repositioning of the portfolio as part of the implementation of the revised investment strategy during a period when sales proceeds were lower than amortized costs.

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

There were realized currency losses for the nine months ended June 30, 1996 of $2.0 million compared to a loss of $6.4 million for the same period of 1995. Unrealized currency losses of $6.5 million on securities held in the portfolio as at June 30, 1996 are reflected in net unrealized appreciation on investments in shareholders' equity.
At June 30, 1995 there was an unrealized currency gain of $10.7 million in net unrealized appreciation on investments in shareholders' equity.

- ----------------------------------------------------------------------
Combined Ratio
                                             Nine Months ended
                                                  June 30
                                             1996         1995
                                             ----         ----

Losses and loss expense ratio                81.9%        81.8%
Underwriting expense ratio                    9.1         11.0
Administration expense ratio                  6.9          5.4
                                             ----         ----
Combined ratio                               97.9%        98.2%
                                             ====         ====
- ----------------------------------------------------------------------

Losses and loss expense as a percentage of net premiums earned was 81.9% for the nine months ended June 30, 1996 as compared with 81.8% for 1995.

Underwriting expenses increased by $1.9 million to $36.9 million for the nine months ended June 30, 1996 compared with 1995, however, the underwriting expense ratio decreased significantly to 9.1% from 11.0% primarily due to the change in the mix of business written in the period.

General and administrative expenses increased by $11.3 million this year compared to 1995. These additional expenses are partially due to the increased cost base associated with the new insurance products introduced during the latter half of 1995. In addition, the increase in the market value of the Company's shares during 1996 resulted in total expenses related to employee stock appreciation rights of $4.0 million compared with $0.7 million in 1995.


Liquidity and Capital Resources

As a holding company, the Company's assets consist primarily of the stock of its subsidiaries as well as other investments and, in addition to investment income, its cash flows depend primarily on dividends or other statutorily permissible payments from its Bermuda
insurance subsidiaries.   There are currently no legal restrictions on
the payment of dividends from retained earnings by the Company or its Bermuda insurance subsidiaries as the minimum statutory capital and surplus requirements are satisfied by the share capital and additional paid-in capital of each of the Company's insurance subsidiaries. However, the payment of dividends or other statutorily permissible distributions by the Company's insurance subsidiaries is subject to the need to maintain shareholders' equity adequate to support the level of insurance operations.

The Company's consolidated sources of funds consist primarily of net premiums written, investment income, and proceeds from sales and redemptions of investments. Funds are used primarily to pay claims, operating expenses and dividends and for the purchase of investments.

For the nine months ended June 30, 1996, the Company's consolidated net cash flow from operating activities was $443.5 million, compared with $358.9 million for the nine months ended June 30, 1995. Cash flows are affected by claims payments, which due to the nature of the insurance coverage provided by the Company, may comprise large loss payments on a limited number of claims and can therefore fluctuate significantly. The irregular timing of these large loss payments, for which the source of cash can be from operations, available credit facilities or routine sales of investments, can create significant variations in cash flow from operations between periods. For the nine month periods ended June 30, 1996 and 1995, loss and loss expense payments amounted to $67.6 million and $47.8 million respectively. Total loss and loss expense payments amounted to $73.1 million, $126.6 million and $285.8 million in fiscal years 1995, 1994 and 1993, respectively.

At June 30, 1996, total investments and cash amounted to approximately $3.5 billion, compared to $3.1 billion at September 30, 1995. The significant increase in investable assets can be attributed mainly to strong cash flows from operating activities as well as the reinvestment of funds generated by the portfolio.

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

The Company has a $150 million committed line of credit provided by a syndicate of five major international banks, led by Morgan Guaranty Trust Company of New York. In accordance with the Company's cash management strategy, this facility is utilized when it is determined that borrowing on a short-term basis is advantageous to the Company. The line of credit agreement requires the Company to maintain consolidated tangible net worth of not less than $950 million. There were no draw-downs from the line of credit during the nine months ended June 30, 1996 and there were no outstanding borrowings at June 30, 1996.

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

The Board of Directors has authorized the repurchase from time to time of the Company's Ordinary Shares in open market and private purchase transactions. On February 3, 1995, the Board of Directors terminated an existing share repurchase program and authorized a new program for up to $75.0 million of the Company's Ordinary Shares. At June 30, 1996, $45.0 million of the Board authorization had not been utilized. Between July 1, 1996 and August 8, 1996, 536,200 Ordinary Shares were repurchased by the Company under the February 3, 1995 authorization for a total cost of $23.6 million. On August 9, 1996, the Board of Directors authorized a new share repurchase program in an aggregate amount not to exceed $100 million. This program supercedes and replaces the balance of the February 3, 1995 authorization.

On July 19, 1996 the Company paid a quarterly dividend of 18 cents per share to shareholders of record on June 14, 1996. On October 19, 1995, January 18, 1996 and April 19, 1996, the Company paid quarterly dividends of 14 cents per share to shareholders of record on September 29, 1995, December 29, 1995, (rather than December 31, 1995 as stated in the Form 10K) and March 29, 1996 respectively. On August 9, 1996, the Board of Directors declared a quarterly dividend of 18 cents per share payable on October 18, 1996 to shareholders of record on September 30, 1996. The declaration and payment of future dividends is at the discretion of the Board of Directors and will be dependent upon the profits and financial requirements of the Company and other factors, including legal restrictions on the payment of dividends and such other factors as the Board of Directors deems relevant.

Fully diluted net asset value per share was $34.18 at June 30, 1996, compared with $31.19 at September 30, 1995.

The Company maintains loss reserves for the estimated unpaid ultimate liability for losses and loss expenses under the terms of its policies and agreements. The reserve for unpaid losses and loss expenses of $1.7 billion at June 30, 1996, includes $893.7 million of case and loss expense reserves. The ultimate liability is estimated using actuarial and statistical projections. While the Company believes that its reserve for unpaid losses and loss expenses at June 30, 1996 is adequate, future developments may result in ultimate losses and loss expenses significantly greater or less than the reserve provided.

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

On July 1, 1996, the Company completed the acquisition of Tempest.
Under the terms of the Agreement and Plan of Amalgamation, Tempest shares outstanding at the time of acquisition were cancelled and converted into approximately 13.3 million Ordinary Shares of the Company. The acquisition will be recorded using the purchase method of accounting. Under purchase accounting, the total purchase price is allocated to the acquired assets and liabilities based on their values. The excess of the cost of the transaction over the fair value of the net assets acquired will be recorded as goodwill and amortized on a straight line basis over a 40-year period. After the amalgamation, Tempest will operate as a wholly-owned subsidiary of the Company.

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

On April 1, 1994 the judge presiding over the MDL proceeding gave preliminary approval to a global settlement agreement in the
approximate amount   of  $4.2   billion  and   conditional
certification to a settlement class ("Global I"). But, because of the anticipated reduction in benefit amounts as a result of the high number of claim registrations and the defendants' right to withdraw under the Global I settlement, the judge entered an order on October 9, 1995 declaring that class members had new opt-out rights and that in general class members and their attorneys should not expect to receive any benefits under Global I.

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

In general, under Settlement II, the amounts payable to individual participants, and the manufacturers' obligations to make those payments, would not be affected by the number of class members electing to opt out from the new plan. Also, in general, the compensation would be fixed rather than subject to potential further reduction, and the manufacturers would not have a right to walk away because of the amount of claims payable. Finally, each settling defendant agreed to be responsible only for cases in which its implant was identified, and not for a percentage of all cases.

Participants with implants from one or more of those three defendants who had submitted timely claims under Global I would have two options.

Option One: Accept a fixed amount based on disease criteria and severity levels in the Global I settlement. These amounts - ranging from $10,000 to $100,000 - although substantially less than the amounts shown in the initial notices for Global I, are greater for many claimants than the amounts that, after reduction, would have been offered under Global I and are not subject to a "walkaway" by defendants because of such opt-outs. Qualifying claimants who submit proof of rupture by December 1996 would qualify for specified higher benefits but not in excess of $100,000 in total.

Option Two: Elect a potentially higher benefit based on having or developing during a 15-year period certain diseases that meet more restrictive criteria. The compensation range for persons qualifying under this option is from $75,000 to $250,000.

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


On December 22, 1995, the judge in the MDL proceeding approved Settlement II and the materials for giving notice to claimants. On December 29, 1995, the judge also approved for distribution, as part of the notice, a "Question and Answer Booklet" about Settlement II. Several appeals concerning Settlement II have been lodged with the Eleventh Circuit Court of Appeals. In mid-January 1996, the three major defendants each made a payment of $125 million to a court-established fund as an initial reserve for payments to be made under Settlement II. The notice materials were sent out in the second half of January 1996. In addition, a televised program, regional meetings, and a national telephone meeting are being implemented to explain the Settlement II plan and the rights and options of implant recipients. The judge has started to remand or transfer opt-out cases to the originating or other courts for further pretrial proceedings and trail. Notifications of status to certain claimants (who have submitted implant manufacturer proof) were sent out by the Claims Administrator starting in late May 1996. At the present time, it cannot be determined how many claimants will accept and qualify under the terms of Settlement II; similarly, the number of opt-outs cannot be estimated.

Although the Company has underwritten the coverage for a number of the defendant companies including companies involved in the revised Settlement II described above, the Company anticipates that insurance coverage issued prior to the time the Company issued policies will be available for a portion of the defendants liability. In addition, the Company's policies only apply when the underlying liability insurance policies or per occurrence retentions are exhausted.

Declaratory judgment lawsuits, involving four of the Company's insureds, have been filed seeking guidance on the appropriate trigger for their insurance coverage. None of the insureds have named the Company in such lawsuits, although other insurers and third parties are trying to involve the Company in those lawsuits. To date, one court has stayed any lawsuit against the Company by other insurers; a second court has dismissed the claims by other insurers against the Company. Another court in Texas has ruled against the Company's arguments that the court should dismiss the claims by other insurers and certain doctors in Texas who have attempted to bring the Company into coverage litigation there involving one of the insureds. On appeal in the Texas lawsuit, the appellate court has affirmed the lower court's order refusing to dismiss the claims against the Company by other insurers; further appellate review in the Texas Supreme Court is being sought. In addition, further efforts are contemplated to stay or dismiss the doctor's claims against the Company in the Texas lawsuit. The remaining case is presently stayed; if it is activated, the Company will resist involvement on jurisdictional and other grounds.

At June 30, 1994, following the announcement of Global I, the Company increased its then existing reserves relating to breast implant claims. Although the reserve increase was partially satisfied by an allocation from existing IBNR, it also required an increase in the Company's total reserve for unpaid losses and loss expenses at June 30, 1994 of $200 million.

The increase in reserves relating to breast implant claims was originally based on information made available in conjunction with Global I (including information relating to opt-outs) and is continually reviewed on the basis of additional information made available from the Company's insureds. The increase was predicated upon an allocation between coverage provided before and after the end of 1985 (when the Company commenced underwriting operations). No additional reserves relating to breast implant claims have been added since June 30, 1994.

The Company believes that its reserves for unpaid losses and loss expenses including those arising from breast implant claims is adequate as of June 30, 1996. The Company continually evaluates its reserves in light of developing information. However, significant uncertainties continue to exist, especially with regard to the ultimate outcome and cost of Settlement II and the number and value of the opt-out claims. The Company is unable at this time to determine whether additional reserves, which could have a material adverse effect upon the financial condition, results of operations and cash flows of the Company, may be necessary in the future.

                              ACE LIMITED

                      PART II - OTHER INFORMATION
                      ----------------------------


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -----------------------------------------------------------

An Extraordinary General Meeting was held on July 1, 1996 to consider and vote upon a proposal to approve the issuance of Ordinary Shares, par value $0.125 per share, of the Company pursuant to the terms of the Agreement and Plan of Amalgamation between the Company and Tempest. The holders of 35,511,787 shares voted in favor, 9,418 shares voted against and 620,557 shares abstained.


ITEM 5.  OTHER INFORMATION
- --------------------------

1) On August 9, 1996 the Company declared a dividend of $0.18 per
Ordinary Share payable on October 18, 1996 to shareholders of record on September 30, 1996.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- ------------------------------------------

a) Exhibit 11.1 - Statement regarding computation of earnings per share.

b) Exhibit 10.48 - Employment Agreement, dated April 1, 1996 between ACE Limited and Peter N. Mear.

c) The Company filed the following Form 8-K current reports during the quarter:

   -Form 8-K dated June 4, 1996 pertaining to the Registrant's press release related to the unsolicited offer by IPC Holdings, Ltd. to acquire Tempest.

   -Form 8-K dated June 8, 1996 pertaining to the Registrant's press release announcing the Company's improved bid to acquire Tempest.

   -Form 8-K dated June 19, 1996 pertaining to the Registrant's press release announcing that the Company and Tempest had revised the terms of the previously announced amalgamation.

   -Form 8-K dated June 20, 1996 pertaining to the Registrant's press release announcing that the Company and Tempest had supplemented their joint Proxy Statement / Prospectus dated May 22, 1996.

                              SIGNATURES
                              ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        ACE LIMITED
                                    ----------------------------







August  13, 1996                        Brian Duperreault
                                    ----------------------------
                                    Chairman, President and Chief
                                         Executive Officer







August 13, 1996                         Christopher Z. Marshall
                                     ------------------------------
                                    Executive Vice President and Chief
                                            Financial Officer

EXHIBIT INDEX
- --------------


Exhibit
Number                     Description               Numbered Page
- -------                    -----------               --------------

11.1     Computation of earnings per share                  25

10.48    Employment contract dated April 1, 1996
         between ACE Limited and Peter N. Mear