Form 10-K
period 1996-09-30
ACE LTD
filed 1996-12-20
CIK 896159

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

  [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                 For the fiscal year ended September 30, 1996

                                      OR

  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                          COMMISSION FILE NO. 1-11778

                               ----------------

                                  ACE LIMITED
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            CAYMAN ISLANDS                         NOT APPLICABLE
    (JURISDICTION OF INCORPORATION)     (I.R.S. EMPLOYER IDENTIFICATION NO.)

                               THE ACE BUILDING
                             30 WOODBOURNE AVENUE
                                HAMILTON HM 08
                                    BERMUDA
                                (441) 295-5200
              (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER,
       INCLUDING AREA CODE OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

                               ----------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                              NAME OF EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                            -------------------
 Ordinary Shares, par value $0.125 per share              New York Stock Exchange

                               ----------------

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.   Yes X No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. ()

  As of December 13, 1996, there were 58,139,285 Ordinary Shares par value $0.125 of the Registrant outstanding and the aggregate market value of voting stock held by non-affiliates at such date was approximately $3.34 billion. For the purposes of this computation, shares held by directors (and shares held by any entities in which they serve as officers) and officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Certain portions of registrant's definitive proxy statement relating to its Annual General Meeting of Shareholders scheduled to be held on February 7, 1997, are incorporated by reference into Part III of this report and certain portions of the 1996 Annual Report to Shareholders are incorporated by reference into Parts II and IV of this report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  ACE LIMITED

                                 INDEX TO 10-K

                                                                            PAGE
                                                                            ----
                                     PART I

 Item 1.  Business.......................................................     1
 Item 2.  Properties.....................................................    20
 Item 3.  Legal Proceedings..............................................    20
 Item 4.  Submission of Matters to a Vote of Security Holders............    20

                                    PART II

          Market for the Registrant's Ordinary Shares and Related
 Item 5.  Stockholder Matters............................................    22
 Item 6.  Selected Financial Data........................................    23
          Management's Discussion and Analysis of Results of Operations
 Item 7.  and Financial Condition........................................    23
 Item 8.  Financial Statements and Supplementary Data....................    23
          Changes and Disagreements with Accountants on Accounting and
 Item 9.  Financial Disclosure...........................................   23

                                    PART III

 Item 10. Directors and Executive Officers of the Registrant.............    23
 Item 11. Executive Compensation.........................................    23
 Item 12. Security Ownership of Certain Beneficial Owners and Management.    23
 Item 13. Certain Relationships and Related Transactions.................    23

                                    PART IV

          Exhibits, Financial Statements, Schedules and Reports on Form
 Item 14. 8-K............................................................    24

                                    PART I

ITEM 1. BUSINESS

  Certain terms used below are defined in the "Glossary of Selected Insurance Terms" appearing on page 20.

 General

  ACE Limited ("ACE") is a holding company incorporated with limited liability under the Cayman Islands Companies Law and maintains its principal business office in Bermuda. The Company, through its Bermuda-based operating subsidiaries, A.C.E. Insurance Company, Ltd. ("ACE Insurance"), Corporate Officers & Directors Assurance Ltd. ("CODA") and Tempest Reinsurance Company Limited ("Tempest"), provides insurance and reinsurance for a diverse group of international clients. In addition, the Company provides funds at Lloyd's of London ("Lloyd's") to support underwriting by syndicates managed by Methuen Underwriting Limited ("MUL"). The term "the Company" refers to ACE and its subsidiaries excluding the Lloyd's operations carried out by Methuen Group Limited ("Methuen") and its subsidiaries and Ockham Worldwide Holdings plc ("Ockham Worldwide") and its subsidiaries (see "Recent Developments").

  The Company's long-term business strategy focuses on achieving underwriting profits and providing value to its clients and shareholders through the utilization of its growing capital base within the insurance and reinsurance markets. As part of this strategy, the Company diversified its product portfolio from excess liability insurance and directors and officers liability insurance to accommodate the needs of its expanding, global client base of multinational corporations by adding satellite insurance, aviation insurance, excess property insurance and financial lines products during 1994 and 1995. This diversification added balance to the risk of the existing portfolio of insurance products and enhanced the Company's overall profit potential while utilizing its existing capital base. The Company continued its strategic diversification with the acquisitions in March 1996 of Methuen Group Limited ("Methuen"), the holding company for MUL, a leading Lloyd's managing agency, and in July 1996 of Tempest, a leading Bermuda-based property catastrophe reinsurer. The acquisition of Tempest provided the Company with a unique opportunity to expand into the property catastrophe reinsurance business through an established and well known reinsurance company.

  The following table sets forth the percentage of net premiums written by line of business for each of the years ended September 30, 1996, 1995 and 1994:

                                                             1996   1995   1994
                                                            ------ ------ ------
      Excess liability.....................................  33.6%  56.3%  69.2%
      Financial lines......................................  19.8    2.2    --
      Directors and officers liability.....................  16.2   24.7   27.9
      Satellite............................................  14.1   10.6    3.7
      Property catastrophe (Tempest) (1)...................   5.8    --     --
      Aviation.............................................   4.5    1.7    --
      Excess property......................................   2.3    1.2    --
      First Line...........................................   2.0    3.3    --
      Lloyd's syndicates...................................   1.6    --     --
      Other................................................   0.1    --    (0.8)
                                                            ------ ------ ------
                                                            100.0% 100.0% 100.0%
                                                            ====== ====== ======

--------
(1) Tempest was acquired on July 1, 1996 and thus net premiums written for Tempest only relate to the three month period since acquisition.

 Recent Developments

  On July 1, 1996, the Company completed the acquisition of Tempest. Tempest underwrites property catastrophe reinsurance on a worldwide basis, emphasizing excess layer coverages, and has large aggregate exposures to man-made and natural disasters. The short-tail nature of the property catastrophe business and shorter loss payout patterns complement the generally longer-tail nature of the Company's existing product lines.

  On March 27, 1996, the Company acquired a controlling interest in Methuen. On November 26, 1996, the Company acquired the remaining 49 percent interest in Methuen. MUL manages six syndicates with total underwriting capacity for the 1996 year of account of (Pounds)366 million (approximately $555 million). For the 1996 year of account, the Company has, through a corporate subsidiary, ACE Capital Limited ("ACE Capital"), provided funds at Lloyd's of (Pounds)12.25 million (approximately $18 million), which was primarily in the form of a letter of credit, supporting (Pounds)24.5 million (approximately $37 million) of underwriting capacity on syndicates managed by MUL. For the 1997 year of account, the Company has agreed to provide funds at Lloyd's of approximately (Pounds)62 million (approximately $93 million) to support up to approximately (Pounds)124 million (approximately $186 million) of underwriting capacity on syndicates managed by MUL (see "Lloyd's of London").

  On November 26, 1996 the Company acquired Ockham Worldwide Holdings PLC ("Ockham Worldwide"), a wholly owned subsidiary of Ockham Holdings PLC. Ockham Worldwide owns two Lloyd's managing agencies, ACE London Aviation Limited ("ALVL") (formerly Ockham Sturge Aviation Agency Ltd.) and ACE London Underwriting Limited ("ALUL") (formerly Ockham Worldwide Agency Ltd). Together these two agencies manage seven syndicates with total underwriting capacity for the 1996 year of account of (Pounds)349 million (approximately $524 million). Ockham Worldwide also owns a Lloyd's corporate member which provides funds at Lloyd's to support underwriting on these syndicates. The Company expects to provide approximately (Pounds)15 million (approximately $23 million) of underwriting capacity to the syndicates managed by Ockham Worldwide for the 1997 year of account.

 Insurance Operations

  The Company, through ACE Insurance and CODA, provides property and casualty insurance coverage, including excess liability insurance, directors and officers liability insurance, satellite insurance, aviation insurance, excess property insurance and financial lines products, to industrial, commercial and other enterprises.

  The nature of the insurance coverages provided by the Company are generally expected to result in low frequency but high severity of individual losses. This loss pattern is particularly evident in the Company's excess liability insurance due to the high attachment points and large limits offered. The Company does purchase limited excess of loss clash reinsurance with respect to its excess liability policies and has also purchased reinsurance designed to limit its exposure on the satellite, aviation and excess property lines of business.

  At September 30, 1996 approximately 73 percent of the Company's written premiums came from North America with approximately 20 percent coming from the United Kingdom and continental Europe and approximately 7 percent from other countries.

 Excess Liability

  The Company seeks to provide to the world's largest industrial enterprises the highest layer of excess liability coverage in their insurance programs and requires that at least a portion of its coverage be the highest layer in a policyholder's insurance program. The Company writes excess liability coverage, on an occurrence first reported stand alone form, generally in excess of a minimum attachment point of $100 million per occurrence and with a minimum limit of $10 million and a maximum limit of $200 million per occurrence, subject to an annual aggregate limit in the same amount for all covered occurrences of which notice is given during such year. Effective on or after December 15, 1994 the Company has imposed an annual aggregate sublimit for integrated occurrences of $100 million for all new and renewal business that purchases limits greater than $100 million. During 1994, the Company reduced the minimum attachment point to $50 million (or the foreign currency equivalent) from $100 million for certain classes of non-U.S. domiciled excess liability risks. In this instance, the Company offers limits up to twice the reduced attachment point with a minimum limit of $25 million.

  In general, the excess liability policies cover occurrences causing unexpected and unintended personal injury, property damage and/or advertising liability arising from events or conditions which commence at or subsequent to the inception date (or retroactive date, if applicable, but typically not prior to November 1, 1985), provided proper notice is given to the Company during the term of the policy or any applicable discovery period. Unlike traditional insurance policy forms, disputes under the Company's policies are required to be settled by arbitration in Bermuda or London, depending on the policy. Either the Bermuda Arbitration Act of 1986, as amended, or the English Arbitration Act of 1950, as amended, governs the arbitration.

  The Company maintains excess of loss clash reinsurance on a calendar year basis which provides the Company with certain protection from losses arising from a single set of circumstances (occurrence) under more than one excess liability insurance policy. The clash reinsurance agreements do not cover all occurrences covered by the Company's policies and, in particular, do not cover integrated occurrences involving one insured or similar occurrences in which multiple insureds are found liable (e.g., similar defective products manufactured or sold by multiple insureds).

 Directors and Officers Liability

  The Company offers up to $75 million of directors and officers liability insurance with a maximum of $50 million being provided for corporate reimbursement coverage. The Company believes this to be the largest amount of directors and officers liability insurance available from a single underwriting source. The directors and officers liability insurance is written on a claims made form and is provided to large industrial corporations, not-for-profit corporations, financial institutions and others. As with the excess liability form, disputes are required to be settled by arbitration in Bermuda or London.

 Satellite

  The Company began satellite insurance operations in February 1994. Until February 15, 1996, the Company offered separate limits of up to $25 million per risk for launch insurance, including ascent to orbit and/or initial testing, and up to $25 million per risk for in-orbit insurance. This risk was fully retained by the Company. Effective for all business written on or after February 15, 1996, the Company has entered into a surplus treaty arrangement, which provides for up to $25 million of reinsurance for each risk. This reinsurance arrangement has enabled the Company to raise the gross limits offered for satellite insurance to $50 million per risk. The Company believes its commitment represents one of the world's largest net lines. The Company also believes that this stable capacity and the financial security offered by the Company's asset base provide distinct competitive advantages and have resulted in the Company becoming a significant provider of satellite insurance.

  Satellite insurance falls within a small, well defined market characterized by a limited number of brokers, underwriters and international clients. There are also a limited number of satellite and launch vehicle manufacturers in the world. The growing worldwide demand for satellite communications capabilities by both governments and private enterprises has resulted in an increase in the number of satellites per annum requiring launch and/or in-orbit insurance coverage. The typical satellite insurance policy is written on a quota-share basis, rather than on an excess of loss basis. The insured value of a commercial satellite now ranges from approximately $150 million to $300 million.

  The Company is at risk, under the terms of a typical launch insurance policy, from the point of intentional ignition of the launch vehicle and for a period of approximately 90 to 365 days to allow for initial operations of the satellite. In-orbit coverage incepts on termination of the launch insurance policy, which usually occurs on completion of the initial operations testing of the satellite. In-orbit insurance is generally written on an annual basis, although policy periods can be as long as 36 months.

 Financial Lines

  The Company introduced its financial lines product group in January 1995. Financial lines utilizes transactions which combine the concepts of finance with the principles of insurance. Typically, clients purchasing these products are seeking insurance or reinsurance for exposures which are difficult to place because of limited or nonexistent capacity or inefficient terms or pricing being provided by traditional insurance markets. Alternatively, they may use these insurance or reinsurance products to cover loss exposures which are not efficiently handled by current products available.

  Unlike certain traditional insurance, each financial lines contract is individually tailored to meet the needs of the insured. Financial Lines programs typically have the following common characteristics: multi-year contract terms; broad coverage that includes stable capacity and pricing for the insured; insured participation in the results of their own loss experience; and aggregate limits. The specific product types offered by financial lines include the various forms of finite risk insurance. Examples of finite risk products include the combination of self-insurance with an excess program, the combination of various coverages subject to a single retention and insured limit or programs that insure large loss exposure or a portfolio of losses over a period of years. Other product types offered are specialty insurances which cover financial exposures or involve financial instruments.

  Financial lines products were created by the need to service the more complex risks of today's corporations. The Company anticipates drawing on the strong franchise the Company maintains with its current client base by providing a policy which will further enhance a client's risk management program. Using both insurance and reinsurance brokers and investment bankers, it also anticipates attracting new clients for the Company.

  The Company believes it has a competitive advantage in the marketplace because of the financial strength of the Company and its ability to offer significant risk transfer while still allowing the insured to retain some of its own exposures. Risk transfer is important to the insured thereby enabling it to meet the accounting and regulatory requirements related to the purchase of insurance or reinsurance.

  Financial lines has a flexible approach to limits offered, attachment points and coverages provided primarily due to the risk sharing feature and use of funding mechanisms which are generally included in the contract. Each contract is unique because it is tailored to the insurance needs, specific loss history and financial strength of the client. Premium volume, as well as the number of contracts written, can vary significantly from period to period due to the nature of the contracts being written. Profit margins may vary from contract to contract depending on the amount of underwriting risk and investment risk assumed on each contract.

 Aviation

  The Company commenced writing aviation insurance in April 1995 and offers limits of up to $100 million per insured, with no minimum attachment point. The Company reduces its net exposure per policy to approximately $50 million with a dedicated reinsurance program. Classes of business written include aviation product liability, aviation manufacturers (including hull and all risks and products liability); aviation refuellers; and airport and airport contractors, together with certain aircraft risks.

  Generally, the Company will write aircraft liability in conjunction with one or more of the other aviation products, and where the aircraft (owned or non-owned) is used for corporate purposes. Coverage will include third party bodily injury, property damage and passenger legal liability.

 Excess Property

  The Company entered the excess property insurance business in June 1995. Primary target markets are chemical, energy, electronics, forest products, heavy manufacturing, mineral, oil and gas, and utilities. Coverage is also available to select manufacturing, industrial and institutional risks. Excess property insurance coverage is offered with limits of up to $50 million per risk, above a minimum attachment point of $25 million. In certain circumstances, the Company uses reinsurance to establish the retained net limit per risk. Attachment levels, terms and pricing for each risk are derived from the Company's property underwriters' independent assessment of "probable maximum loss", a benchmark of risk frequency and severity. The Company has purchased catastrophe reinsurance to control the possible effects of cumulative natural peril exposure.

 Marketing and Underwriting

  The Company, through ACE Insurance and CODA, markets its insurance products through brokers and seeks to maintain a competitive advantage by providing insurance coverages which require utilization of technical skills to underwrite individual risks, emphasizing quality rather than volume of business to obtain a suitable spread of risk. This enables the Company to operate with a relatively small number of employees and, together with the reduced costs of operating in a favorable regulatory and tax environment, results in significantly lower administrative expenses relative to other companies in the industry.

  Policyholders are obtained through non-U.S. insurance brokers who generally receive a brokerage commission on any business accepted and bound by the Company. The Company is not committed to accept any business from any particular broker and brokers do not have the authority to bind the Company. All policy applications (both for renewals and new policies) are subject to approval and acceptance by the Company in its Bermuda office. A substantial number of policyholders meet with the Company outside of the United States each year to discuss their insurance coverage. The Company does not believe that conducting its operations through its offices in Bermuda has materially affected its underwriting and marketing activities to date.

  The Company receives business from approximately 75 non-U.S. brokers of which 7 produced approximately 80 percent of the Company's business in 1996. The following table sets forth the percentage of the Company's insurance business placed in 1996, 1995 and 1994 through each broker placing more than 10 percent of the Company's business.

                                                                    YEAR ENDED
                                                                  SEPTEMBER 30,
                                                                  --------------
NAME                                       U.S. AFFILIATE         1996 1995 1994
----                                       --------------         ---- ---- ----
Bowring (Bermuda) Limited......... Marsh & McLennan, Incorporated 31%  43%  41%
J&H Intermediaries Limited........ Johnson & Higgins              11   16   17

  At September 30, 1996, approximately 28 percent of the Company's policyholders were not based in North America. The Company has experienced an increase in the number of submissions in non-North American business as a result of the activities of its London representative office since its opening in September 1994 and expects further growth as a result of its activities. The London representative office assists brokers throughout the United Kingdom, the rest of Europe, the Middle East, South Africa, the Far East and Australia in gaining access to the Company's underwriting capacity in Bermuda. All underwriting activity continues to take place in Bermuda.

  The Company employs underwriting staff with substantial industry experience. The underwriter's primary objective is to assess the potential for an underwriting profit, a process complicated in some cases by the limited amount of data for claims which would have been covered by the Company's policy form and which would have exceeded its policy's attachment point. The risk assessment process undertaken by the Company involves a comprehensive analysis of historical data and estimates of future value of losses which may not be evident in the historical data. The factors which the Company considers include the type of risk, the attachment point and coverage limits, the type, size, complexity and location of the potential insureds operations, financial data, the industry in which the potential insured operates, details of the underlying insurance coverage provided, loss history and future corporate plans.

 Competition

  Competitive forces in the international property and casualty insurance business are substantial. Results are a function of underwriting and investment performance, direct costs associated with the delivery of insurance products, including the costs of regulation, the frequency and severity of both natural and man-made disasters, as well as inflation (actual, social and judicial), which impact loss costs. Decisions made by insurers concerning their mix of business (offering certain types of coverage but declining to write other types), their methods of operations and the quality and allocation of their assets (including any reinsurance recoverable balances) will all affect their competitive position. Some insurers continue to incur liability for business written decades earlier covering gradual pollution and certain product liability exposures. The relative size and reputation of insurers may influence purchasing decisions of present and prospective customers and will contribute to both geographic and industrial sector market penetration. Oversupply of available capital has historically had the effect of encouraging competition and depressing prices. Capital accumulation to support large excess liability policies and the availability of suitably experienced underwriters are partial barriers to entry, but insurance pricing will continue to be influenced by supply. The Company's competitive position in the casualty insurance industry is influenced by all of these factors. The Company believes it has a number of competitive advantages in the insurance products which it provides. Among the advantages are its strong capital base, its ability to market a number of insurance products to its existing client and potential client base and its ability to be flexible in providing contracts which extend coverage for periods in excess of one year.

  The Company believes that it is unique in that it offers up to $200 million of excess liability coverage and that its coverage is generally the highest layer of a client's insurance program. There are a small number of insurers that compete with the Company, including American International Group, Inc. ("AIG"), several large European insurers, Exel Limited ("EXEL"), certain Lloyd's syndicates and Starr Excess Liability Insurance Co. Ltd. ("Starr"). The Company has continued to experience increased competition during 1996 in this line of business.

  There is a small group of dominant insurers in the directors and officers liability insurance area and the Company faces strong competition in that area from competitors such as Executive Risk Insurance Company, AIG, Chubb Group of Insurance Cos., CNA, EXEL, certain Lloyd's syndicates and Starr. The Company has continued to experience increased competition throughout fiscal 1996. However, the Company has been successfully marketing its products through the London representative office, resulting in a number of new non-North American accounts.

  The Company believes that the available limits, stable capacity and financial security offered by the Company provide a competitive advantage in the satellite insurance market. There are currently a limited number of underwriters available to service the satellite insurance market, however, the amount of capacity available in the market place has grown substantially and there now appears to be excess capacity in this market. The Company believes that there will be continued demand for its services, as evidenced by commitments already provided by the Company for future satellite insurance coverage. Other major firms offering satellite coverage include Assicuraziona Generali S.p.A., International Technology Underwriters, Inc., La Reunion Aerienne, The Marchant Space Consortium, Munich Reinsurance and United States Aviation Insurance Group.

  There are a number of companies in the insurance market which form the competition for financial lines, including Centre Reinsurance (Bermuda) Limited and several of the major international insurance companies, such as AIG and American Reinsurance. The demand for individually tailored insurance products, such as those offered by financial lines is growing due to the ever-changing and more complex risks facing today's corporations. The Company believes it has a competitive advantage in the marketplace because of the financial strength of the Company and its ability to offer significant risk transfer in its contracts while still allowing the insured to retain some of its own exposures.

  In providing coverage for aviation insurance exposures, the Company faces significant competition from a small number of specialty firms, including certain Lloyd's syndicates and several large European insurers. The Company believes that the limited number of underwriters available to service the aviation insurance market, particularly in areas such as product manufacturers liability and airport liability, and the commitment of significant capital to this long-tail type of business are barriers to entry. The Company believes that the demand for this type of specialty coverage is growing, as evidenced by the volume of submissions received and the number of accounts written by the Company to date.

  There are a diverse number of companies providing excess property insurance coverage for increasingly complex multi-site, multi-national risks. Although the market is very competitive, the Company believes that it has several competitive advantages in offering global excess "all risk" coverage, including its experienced underwriting team, access to the latest technology and analytical methods, a precise market focus and a capital base that is unburdened by historic unprofitability and/or uncontrolled accumulation of exposures.

  The Company expects that a significant portion of the future growth in most of its lines of business will continue to come from new non-U.S. accounts. Accordingly, the Company is promoting its products overseas, particularly to large industrial companies in Latin America, Europe, the Middle East, South Africa, Australia and the Far East.

  The Company has received a group rating of A (Excellent) from A.M. Best Company, a leading insurance rating company ("A.M. Best"). The most current rating covers the Company, together with its operating subsidiaries ACE Insurance and CODA. A.M. Best assigns an A rating to companies which, in its opinion, have demonstrated excellent overall performance when compared to the standards established by A.M. Best and have a strong ability to meet their obligations to policyholders over a long period of time. An A.M. Best rating is based upon factors relevant to policyholders, agents and intermediaries and are not directed toward the protection of investors. Such ratings are not recommendations to buy, sell or hold securities.

 Reinsurance Operations

  The Company's reinsurance activities are principally conducted through Tempest, its wholly owned subsidiary, which was acquired on July 1, 1996. In addition, through ACE Insurance, the Company offers financial lines reinsurance products (see discussion in "Insurance Operations") and participates in the reinsurance of "First Line".

  The Company participates in the reinsurance of a program referred to as "First Line" which provides financial guarantees required by the U.S. Coast Guard to issue Certificates of Financial Responsibility, under the Oil Pollution Act of 1990, to owners of vessels operating in U.S. waters. The Company has purchased excess of loss reinsurance to limit its exposure in this line.

  Tempest provides property catastrophe reinsurance worldwide to insurers of commercial and personal property, typically under treaties having a duration of one year. Property catastrophe reinsurance protects a ceding company against an accumulation of losses covered by the insurance policies it has issued arising from a common event or "occurrence." Ceding companies may purchase reinsurance to achieve a number of results, including: reduction of net exposure on individual risks or groups of risks, which enables the ceding company to underwrite larger risks, or accept more business than its own capital resources would ordinarily support; diversification of risks; protection against the effect of major catastrophic losses, such as losses involving an accumulation of single retentions; stabilization of a ceding company's operating results by smoothing its loss experience to protect its financial position; and maintenance by a ceding company of acceptable surplus, reserve and other financial ratios.

  Tempest's property catastrophe reinsurance contracts cover unpredictable natural or man-made disasters, such as hurricanes, windstorms, hail storms, earthquakes, volcanic eruptions, conflagrations, freezes, floods, fires and explosions. Tempest's predominant exposure under such coverage is to property damage. However, other risks, such as business interruption may also be covered when arising from a covered peril. In accordance with market practice, Tempest's property catastrophe reinsurance contracts generally exclude certain risks such as war, nuclear contamination, and radiation.

  Tempest underwrites reinsurance principally on an excess of loss basis, with attachment points designed to minimize claims from relatively high frequency and low severity events. During the ten month period ended

September 30, 1996, approximately 96 percent of premiums were written on an excess of loss basis. Other property reinsurance written by Tempest on a limited basis for select clients, includes proportional property and per risk excess of loss treaty reinsurance. At September 30, 1996, Tempest had 233 programs in force with 200 clients.

  Tempest underwrites a substantial portion of its business in currencies other than U.S. dollars and may from time to time experience exchange gains and losses and incur significant underwriting losses in currencies other than U.S. dollars. The following table sets forth the amount of Tempest's premiums written allocated by territory of coverage:

                                                                    YEARS ENDED
                                                                   NOVEMBER 30,
                                               TEN MONTHS ENDED    -------------
                                            SEPTEMBER 30, 1996 (1)  1995   1994
                                            ---------------------- ------ ------
      United States........................          64.0%          55.7%  69.8%
      United Kingdom.......................          13.3           15.9    8.1
      Australia & New Zealand..............           6.0           11.3    7.5
      Japan................................           3.8            7.2    7.9
      Other................................          12.9            9.9    6.7
                                                    ------         ------ ------
                                                    100.0%         100.0% 100.0%
                                                    ======         ====== ======

--------
(1) Tempest has a November 30 fiscal year-end.

 Marketing and Underwriting

  Tempest markets its reinsurance products worldwide through reinsurance brokers. Tempest also opened a representative office in London, England in August 1996. Tempest's underwriting team builds relationships with key brokers and clients by explaining Tempest's approach and demonstrating responsiveness to customer needs. Tempest's approach to the business of reinsurance takes a long-term perspective. Management believes that continual strengthening of the relationships between Tempest, its producing brokers and their clients will continue to contribute to a stable portfolio necessary to achieve continuity. By retaining clients, Tempest seeks to build up extensive knowledge of them and gain additional insight to enable a more accurate assessment of their exposures.

  Tempest receives business from approximately 40 brokers. The following table sets forth the percentage of Tempest's business written through each broker and its affiliates placing more than 10 percent of Tempest's business:

                                                                   YEARS ENDED
                                                                  NOVEMBER 30,
                                                TEN MONTHS ENDED  --------------
                                               SEPTEMBER 30, 1996  1995    1994
                                               ------------------ ------  ------
      Marsh & McLennan, Incorporated..........        26%            30%     29%
      Greig Fester International Limited......         7%            16%      8%

  Rates, limits, retention and other reinsurance terms and conditions are generally established in a worldwide competitive market that evaluates exposure and balances demand for property catastrophe coverage against the available supply. Tempest believes it is perceived by the market as being a "lead" reinsurer and is typically involved in the negotiation and quotation of the terms and conditions of the majority of the contracts in which it participates.

  Because Tempest underwrites property catastrophe reinsurance and has large aggregate exposures to natural and man-made disasters, Tempest's claims experience generally will involve infrequent events of great severity. Tempest seeks to diversify its reinsurance portfolio to moderate the impact of this severity. The principal means of diversification are by geographic coverage and by varying attachment points and imposing coverage limits per program. Tempest also establishes zonal accumulation limits to avoid concentrations of risk within particular geographic areas.

  Tempest applies an underwriting process based on models that use exposure data submitted by prospective reinsureds in accordance with requirements set by Tempest's underwriters. The account review process includes an analysis of exposures both by line of business and geographic location. The underwriting models used by Tempest have been created and continue to be developed in-house. Tempest believes that these risk analysis tools provide greater utility and flexibility in comparison with external vendor catastrophe modeling products, especially when confronted with unique exposures or non-standard coverage.

  Tempest analyses its exposure in more detail using simulation modeling of loss scenarios and their effects on Tempest's overall portfolio. This approach enables Tempest to assess the portfolio risk, in particular to account for the risk of a combination of multiple events worldwide in a single year.

 Competition

  The property catastrophe reinsurance industry is highly competitive. Tempest competes worldwide with major U.S. and non-U.S. property catastrophe reinsurers, other Bermuda-based property catastrophe reinsurers and reinsurance departments of numerous multi-line insurance organizations. Tempest competes effectively because of its strong capital position, the quality of service provided to customers, the leading role Tempest plays in setting the terms, pricing and conditions in negotiating contracts, its customised approach to risk selection and the sponsorship and support of its parent, ACE.

  Tempest has also received an A (Excellent) rating from A.M. Best.

 Lloyd's of London Operations

  Lloyd's of London ("Lloyd's") is a long established insurance marketplace where many varied forms of insurance are sold by syndicates, which are annual joint ventures of participating capital providers known as "Names". Participation as a Name on a syndicate carries with it unlimited liability for the Name's share of any insurance losses incurred by the syndicate (each Name participated severally). In 1994, the rules surrounding participation were changed to allow limited liability "corporate names" to enter the Lloyd's marketplace as capital providers.

  Several of the underwriting years of the late 1980's and early 1990's proved to be particularly unprofitable for many of the syndicates operating at Lloyd's. This proved to be financially disastrous for some of the Names on the affected syndicates due to the unlimited liability of their participation. During the last three years, Lloyd's governing body has been seeking to implement a reconstruction and renewal plan to allow the market to continue. In August 1996 this plan was formally approved by the required parties and a new company, Equitas, was authorized to underwrite the liabilities of the 1992 and prior years of account of all syndicates at Lloyd's. The funding for this solution came from a variety of sources including the premiums on the liabilities assumed by Equitas as well as a series of levies charged to entities that had historically provided services to the Lloyd's insurance market (including managing agencies and insurance brokers).

  Participation in selective syndicates in the Lloyd's insurance market provides the Company with new lines of business in the aviation, marine and non-marine markets as well as the opportunity to diversify its insurance risk profile through markets to which it would otherwise not have access. This syndicate participation is through a dedicated corporate capital vehicle thus limiting the liability of the Company.

  In order to more closely monitor its syndicate participation the Company has acquired Methuen, the holding company for MUL, and Ockham Worldwide, the holding company for two other managing agencies, ALVL and ALUL. These three agencies provide accounting, reporting and ancillary insurance services to the syndicates in which the Company participates or will participate for the 1997 year of account.

  For the 1996 year of account the Company has committed (Pounds)12.25 million (approximately $18 million) of capital spread amongst the six syndicates managed by MUL, which will support up to (Pounds)24.5 million (approximately $37 million) of premium writing capacity. For the 1997 year of account the Company has agreed to provide funds at Lloyd's of approximately (Pounds)62 million (approximately $93 million) to support up to approximately (Pounds)124 million (approximately $186 million) of underwriting capacity on syndicates managed by MUL.

  On November 26, 1996, the Company acquired Ockham Worldwide Holdings PLC ("Ockham Worldwide"), a wholly owned subsidiary of Ockham Holdings PLC ("Ockham"). Ockham Worldwide owns two Lloyd's managing agencies, ACE London Aviation Limited ("ALVL") (formerly Ockham Sturge Aviation Agency Ltd.) and ACE London Underwriting Limited ("ALUL") (formerly Ockham Worldwide Agency Ltd.). Together these two agencies manage seven syndicates with total underwriting capacity for the 1996 year of account of (Pounds)349 million (approximately $524 million). Ockham Worldwide also owns a Lloyd's corporate member which provides funds at Lloyd's to support underwriting on these syndicates. The Company expects to provide approximately (Pounds)15 million (approximately $23 million) of underwriting capacity to the syndicates managed by Ockham Worldwide for the 1997 year of account.

  The syndicates managed by MUL, ALVL and ALUL underwrite an extensive range of insurance and reinsurance risks worldwide. Risks underwritten include most classes of aviation and space, property and liability, marine and energy business. All business is underwritten through registered Lloyd's insurance brokers either on a direct basis or as facultative or treaty reinsurance.

  There is significant competition in all classes of business transacted by the syndicates and emanates from a number of different markets worldwide. Depending on the class of business concerned competition comes from the London market; other Lloyd's syndicates and ILU Companies (Institute of London Underwriters), major international insurers and reinsurers. On international risks, competition also comes from the domestic insurers in the country of origin of the insured.

  The syndicates are able to compete successfully by developing and maintaining close, long term relationships with clients through a high quality service and an ability to deliver innovative solutions tailored to the client's needs.

 Claims Administration

  Claims arising under policies issued by ACE Insurance and CODA are managed in Bermuda by the Company's claims department. The Company maintains a claims database into which all notices of loss are entered. If the claims department determines that a loss is of sufficient severity, it makes a further inquiry of the facts surrounding the loss and, if deemed required, retains outside claims counsel to monitor claims. Based upon its evaluation of the claims file, the Company's claims department may recommend that a case reserve in a specified amount be established or that all or part of a claim be paid. The Company's claims department monitors all claims files and, where appropriate, will recommend the establishment of a new case reserve or the increase or decrease of an existing case reserve with respect to a claim.

  With the exception of certain aviation coverages, the Company does not undertake to defend its insureds. It has, in certain instances, provided advice to insureds with respect to the management of claims. The Company believes that its experience in resolving large claims and its proactive approach to claims management has contributed to the favourable resolution of several cases.

  Because the Company does not do business in the U.S., it must often rely on U.S. counsel to assist it in evaluating liability and damages confronting its insureds in the U.S. The Company does not believe that the information received or the procedures followed have materially or adversely affected its ability to identify, review or settle claims.

  Claims arising under contracts written by Tempest are managed in Bermuda by Tempest. Tempest also maintains a claims database into which all notices of loss are entered. Loss notices are received from brokers. They are reviewed and case reserves are established for Tempest's portion of the loss in excess of the contract's attachment point. Case reserves are then adjusted based on receipt of further notifications from brokers.

  With respect to claims arising in Lloyd's syndicates, each syndicate maintains a claims database into which all notices of loss are entered. These are primarily notified by various central market bureaux, such as, through a daily electronic data interchange message. Where a syndicate is a "leading" syndicate on a Lloyd's policy, then it acts through its underwriters and claims adjusters, on behalf of itself and the following market, in dealing with the broker and/or insured for any particular claim. This may involve the appointment of attorneys and/or loss adjusters. The leading syndicates, together with the claims bureaux, advise movements in case reserves to all syndicates participating on the risk.

  All information received with respect to case reserves, whether on "lead business" or on "following business", are screened, validated and recorded by the syndicates. The syndicates' claims departments can vary the case reserves carried from those advised by the bureaux and can carry reserves for claims not processed by the bureaux. Any such adjustments and entries are specifically identifiable within the claims system.

 Unpaid Losses and Loss Expenses

  The Company is required to make provisions in its financial statements for the estimated unpaid liability for losses and loss expenses for claims made against it under the terms of its policies and agreements. Estimating the ultimate liability for losses and loss expenses is an imprecise science subject to variables that are influenced by both internal and external factors. This is true because claim settlements to be made in the future may be impacted by changing rates of inflation and other economic conditions, changing legislative, judicial and social environments and changes in the Company's claims handling procedures. In many cases, significant periods of time, ranging up to several years or more, may elapse between the occurrence of an insured loss, the reporting of the loss to the Company and the settlement of the Company's liability for that loss. In other cases, the period between first notice and final payment can be relatively short, even less than one year.

  Several aspects of the Company's operations exacerbate the inherent uncertainties in estimating its losses as compared to more conventional insurance companies. Primary among these aspects are the limited amount of statistically significant historical data regarding losses, particularly of the type intended to be covered by the Company's excess liability policies and the expectation that losses in excess of the attachment level of the policies will be characterized by low frequency and high severity, limiting the utility of claims experience of other insurers for similar claims. Accordingly, the ultimate claims experience of the Company cannot be as reliably predicted as may be the case with more traditional insurance companies, and there can be no assurance that losses and loss expenses will not exceed the reserves.

  A number of the Company's insureds have given notice of claims relating to breast implants or components or raw material thereof that had been produced and/or sold by such insureds. Lawsuits, including class actions, involving thousands of implant recipients have been filed in both state and federal courts throughout the United States. Most of the federal cases have been consolidated pursuant to the rules for Multidistrict Litigation to a Federal District Court in Alabama. At June 30, 1994, the Company increased its then existing reserves relating to breast implant claims. Although the reserve increase was partially satisfied by an allocation from existing IBNR, it also required an increase in the Company's total reserve for unpaid losses and loss expenses at June 30, 1994 of $200 million. The increase in reserves was based on information made available in conjunction with the Global I settlement (including information relating to opt-outs) and information made available from the Company's insureds and was predicated upon an allocation between coverage provided before and after the end of 1985 (when the Company commenced underwriting operations). No additional reserves relating to breast implant claims have been added since June 30, 1994. The Company continually evaluates its reserves in light of developing information and in light of discussions and negotiations with its insureds. In August 1996, the Company settled with one of its insureds, a breast implant manufacturer, for a sum of money to be paid out over a number of years in the future. The settlement is consistent with the Company's belief that its reserves are adequate. Significant uncertainties continue to exist with regard to the ultimate outcome and cost of Settlement II and the number and value of the opt-out claims. The Company is unable at this time to determine whether additional reserves, which could have a material adverse effect upon the financial condition, results of operations and cash flows of the Company, may be necessary in the future. See "Management's Discussion and Analysis of Results of Operations and Financial Condition-- Breast Implant Litigation" in the 1996 Annual Report to shareholders filed with this Form 10-K.

  After a claim is reported to the Company, a case reserve is established for the estimated ultimate losses and loss expenses, if any, with respect to the reported claim. The amount and timing of the reserve reflects the judgment of the claims personnel, based upon general corporate reserving practices and on the experience and knowledge of the claims personnel (including, where appropriate, outside counsel and claim consultants) regarding the nature and value of the specific type of claim.

  The process in estimating ultimate liability employed by the Company is set forth in an actuarial report (the "Actuarial Report") prepared annually by the Company's Chief Actuary. The Company engages an independent actuarial firm to review the Actuarial Report on an annual basis. As stated in its actuarial review, such firm believed that the methods and assumptions contained in the Actuarial Report were reasonable and appropriate for use in setting loss reserves at September 30, 1996. Such Actuarial Report contains a number of qualifications with respect to the complications and relative uncertainty that exists in establishing reserves for the Company's lines of business, which qualifications are substantially similar to those discussed above.

  Losses and loss expenses are charged to income as incurred. The reserve for unpaid losses and loss expenses represents the estimated ultimate losses and loss expenses less paid losses and loss expenses and is composed of case reserves, loss expense reserves and IBNR loss reserves. During the loss settlement period, which can be many years in duration, additional facts regarding individual claims and trends often will become known. As these become apparent, case reserves may be adjusted by allocation from the IBNR loss reserve without any change in the overall reserve. In addition, application of the statistical and actuarial method may require the adjustment of the overall reserves upward or downward from time to time. The final liability nonetheless may be significantly greater than or less than the prior estimates.

  At September 30, 1996, the reserve for unpaid losses including IBNR loss reserves was $1,806.3 million and the reserve for loss expenses was $29.8 million. The Company believes that its reserves for unpaid losses and loss expenses including those arising from breast implant claims are adequate as of September 30, 1996.

  The "Analysis of Loss and Loss Expense Development" shown below presents the subsequent development of the estimated year-end liability for unpaid losses and loss expenses since the Company's inception at the end of each of the years in the eleven-year period ended September 30, 1996. The top line of the table shows the estimated liability for unpaid losses and loss expenses recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and loss expenses for claims arising from all prior years' policies and agreements that were unpaid at the balance sheet date, including IBNR loss reserves. The upper (paid) portion of the table presents the amounts paid as of subsequent years on those claims for which reserves were carried as of each specified year. The lower portion of the table shows the re-estimated amount of the previously recorded liability as of the end of each succeeding year. Several aspects of the Company's operations, including the low frequency and high severity of losses in the high excess layers in which the Company provides insurance, complicate the actuarial reserving techniques utilized by the Company. Accordingly, the Company expects that ultimate losses and loss expenses attributable to any single underwriting year will be either more or less than the incremental changes in the lower portion of the following table. Management believes, however, that the losses and loss expenses which have been recorded through September 30, 1996, including those arising from breast implant claims, are adequate to cover the ultimate cost of losses and loss expenses incurred through September 30, 1996 under the terms of the Company's policies and agreements. Since such provisions are necessarily based on estimates, the ultimate losses and loss expenses may be significantly greater or less than such amounts. See "Management's Discussion and Analysis of Results of

Operations and Financial Condition--Breast Implant Litigation" in the 1996 Annual Report to Shareholders filed with this Form 10-K. It should be noted that as of July 1, 1996 the Company acquired Tempest and as of November 1, 1993 the Company acquired CODA.

                 ANALYSIS OF LOSS AND LOSS EXPENSE DEVELOPMENT

                                                            YEAR ENDED SEPTEMBER 30,
                   --------------------------------------------------------------------------------
                    1986     1987     1988      1989      1990      1991       1992        1993
                   ------- -------- --------  --------  --------  --------  ----------  ----------
                                                                 (IN THOUSANDS)
Unpaid...........  $   250 $  5,600 $ 22,500  $ 78,009  $319,230  $470,832  $  813,849  $  766,402
Paid (Cumulative)
 As Of:
 1 year later....       80      167      431    26,190   181,525   149,493     340,836     126,566
 2 years later...      192      469    1,195    82,715   207,587   490,116     465,074     183,439
 3 years later...      250      672   21,307   108,689   531,502   590,847     517,366     228,638
 4 years later...      250      674   42,450   432,541   601,811   611,113     551,887
 5 years later...      250      674  182,110   459,183   622,097   627,691
 6 years later...      250      674  182,110   476,570   631,371
 7 years later...      250      674  195,939   484,475
 8 years later...      250      674  196,207
 9 years later...      250      674
 10 years later..      250
Liability
 Reestimated
 As Of:
 End of year.....  $   250 $  5,600 $ 22,500  $ 78,009  $319,230  $470,832  $  813,849  $  766,402
 1 year later....      250    5,643   57,682   267,674   475,647   706,960     813,848     966,402
 2 years later...      250   35,765  105,503   346,022   665,533   706,960   1,085,012   1,067,987
 3 years later...      250   19,901  134,227   516,763   665,533   874,368   1,234,462   1,211,424
 4 years later...      250   19,672  333,869   516,783   663,480   888,387   1,412,495
 5 years later...      250  139,674  333,869   487,911   680,119   940,513
 6 years later...   46,250  139,674  189,332   489,556   711,671
 7 years later...   46,250      674  176,889   479,306
 8 years later...      250      674  174,837
 9 years later...      250      674
 10 years later..      250
Cumulative
 redundancy/
 (deficiency)....        0    4,926 (152,337) (401,297) (392,441) (469,681)   (598,646)   (445,022)





                   ---------------------------------
                      1994        1995       1996
                   ----------  ---------- ----------

Unpaid...........  $1,176,215  $1,474,924 $1,836,113
Paid (Cumulative)
 As Of:
 1 year later....      66,888      68,482
 2 years later...     121,628
 3 years later...
 4 years later...
 5 years later...
 6 years later...
 7 years later...
 8 years later...
 9 years later...
 10 years later..
Liability
 Reestimated
 As Of:
 End of year.....  $1,176,215  $1,474,924 $1,836,113
 1 year later....   1,177,292   1,474,924
 2 years later...   1,227,538
 3 years later...
 4 years later...
 5 years later...
 6 years later...
 7 years later...
 8 years later...
 9 years later...
 10 years later..
Cumulative
 redundancy/
 (deficiency)....     (51,323)          0


  The Company does not consider it appropriate to extrapolate future deficiencies or redundancies based upon the above tables, as conditions and trends that have affected development of liability in the past may not necessarily occur in the future.

  In 1994, the Company recorded an additional reserve of $200 million, related primarily to developments in breast implant litigation, in respect of years prior to 1994.

  In 1992, the Company began applying actuarial and statistical methods to estimate ultimate expected losses and loss expenses for all of the Company's business since inception. As at September 30, 1994 the Company changed its method of allocating IBNR to accident and balance sheet years. This allocation assigns IBNR to years based upon various risk factors including immaturity of year, amount of earned premium in that year, and development of known claims. As the Company's loss experience is characterized as low frequency, and high severity, IBNR is considered a bulk reserve, and is therefore available for loss development from which ever year it may arise. Prior to 1994, the allocation of IBNR to accident and balance sheet years was based upon a loss distribution indicated by the expected loss method employed by the Company. Losses paid for the year ending September 30, 1988 include an amount of $23.4 million, which is expected to be recovered from an insured.

  The table has been re-stated to include CODA's and Tempest's loss experience as if both companies had been wholly owned subsidiaries of the Company from their inception.

  The "cumulative redundancy/(deficiency)" shown in the table represents the aggregate change in the reserve estimates over all subsequent years. The amounts noted are cumulative in nature; that is, an increase in loss estimate for prior year losses generates a deficiency in each intermediate year. For instance, a deficiency recognized in 1994 relating to losses incurred during the year ending September 30, 1992 would be included in the cumulative deficiency amount for each year from September 30, 1992 to the year the loss was recognized (1994), yet the deficiency would be reflective in operating results only in 1994. An analysis of the changes in aggregate reserves for losses and loss expenses under GAAP is presented below. Since reserves are necessarily based upon estimates, the ultimate net costs may vary from the original estimates. As adjustments to these estimates become necessary, they are reflected in current operations.

               RECONCILIATION OF UNPAID LOSSES AND LOSS EXPENSES

                                                    YEAR ENDED SEPTEMBER 30,
                                                --------------------------------
                                                   1996       1995       1994
                                                ---------- ---------- ----------
                                                         (IN THOUSANDS)
   Unpaid losses and loss expenses at
    beginning of year.........................  $1,437,930 $1,160,392 $  650,180
   Unpaid losses and loss expenses assumed in
    respect of acquired companies.............      34,735        --     116,222
                                                ---------- ---------- ----------
                                                 1,472,665  1,160,392    766,402
                                                ---------- ---------- ----------
   Losses and loss expenses incurred in
    respect of losses occurring in:
     Current year.............................     464,824    350,653    320,556
     Prior years..............................         --         --     200,000
                                                ---------- ---------- ----------
       Total..................................     464,824    350,653    520,556
                                                ---------- ---------- ----------
   Losses and loss expenses paid in respect of
    losses occurring in:
     Current year.............................      39,567     14,394        --
     Prior years..............................      61,809     58,721    126,566
                                                ---------- ---------- ----------
       Total..................................     101,376     73,115    126,566
                                                ---------- ---------- ----------
   Unpaid losses and loss expenses at end of
    year......................................  $1,836,113 $1,437,930 $1,160,392
                                                ========== ========== ==========

 Investments

  The Finance Committee of the Board of Directors is responsible for the establishment of the Company's investment policy consistent with the Company's strategies, goals and objectives. The investment policy is reviewed with, and approved by, the Board of Directors.

  The Company's primary investment objectives are to ensure that funds will be available to meet its insurance and reinsurance obligations and then, to maximize its rate of return on invested funds within specifically approved constraints as to credit quality, liquidity and volatility. Accordingly, the Company's investment portfolio is invested primarily in fixed income instruments of high credit quality.

  The Company has divided the consolidated investment portfolio into three segments. Assets which are required to match and offset certain specifically identified liabilities are segregated in an asset-liability management ("ALM") segment. The second segment, the core portfolio, supports the current general insurance exposures and is structured to have low to moderate investment risk. The remainder of the portfolio, the discretionary segment, is invested to enhance total return and return on equity by taking on additional investment risks within prudent limits. The core and discretionary portfolios are managed by professional outside managers whose performance is measured against certain recognized broad market indices. Written investment guidelines, approved by the Finance Committee, document standards to ensure portfolio liquidity and diversification, maintain credit quality, and limit volatility within approved asset allocation guidelines. The use of financial futures and options contracts, as well as certain mortgage derivative securities which do not provide a planned stable structure of principal and interest payments, require prior approval from the Finance Committee.

  Funds are invested in both U.S. and non-U.S. dollar denominated high-quality fixed maturity and equity securities. The asset strategy allocates 20 percent of the consolidated investment portfolio to have an exposure to equities, with international equities limited to no more than 35 percent of total equities. This represents an increase from the period January 1995 to May 1996, when the equity allocation was 15 percent, with international equities limited to no more than 20 percent of total equities. The remainder of the consolidated portfolio is to be invested in fixed income securities, with international bonds limited to 5 percent of the total portfolio. Currency hedging is permitted and used at the discretion of the investment managers. Prior to the first quarter of fiscal 1995, all investments were denominated in U.S. dollars, and total equity exposure was limited to 10 percent of the consolidated investment portfolio.

  The fixed maturity portion of the Company's investment portfolio includes U.S. and non-U.S. government obligations, corporate bonds, mortgage-backed securities, and other investment grade securities. The Company's investment guidelines do not permit investments in non-investment grade securities and limit the total "BBB" exposure of the portfolio. To ensure diversity and limit concentrations of credit risk, no more than 5 percent of the portfolio may be invested in the obligations of any one issuer (other than the U.S. government).

  The Company includes its investment in Centre Reinsurance Holdings Limited, a privately held Bermuda-domiciled reinsurer specializing in finite risk reinsurance, as "other investments" in the consolidated financial statements. This investment was originally made as part of a strategic business decision and is not governed by the objectives and investment guidelines established for the consolidated investment portfolio.

  Applicable insurance laws and regulations do not restrict the Company's investments except that certain types of investments (such as unquoted equity securities, investments in affiliates, real estate and collateral loans) may not qualify as a "relevant asset" for purposes of satisfying Bermuda statutory requirements. See "Regulation--Bermuda."

  For additional information regarding the investment portfolio, including breakdowns of the sector and maturity distributions, see note 4 to the consolidated financial statements included in the 1996 Annual Report to Shareholders.

 Regulation

  Bermuda

  The businesses of ACE Insurance, CODA and Tempest are regulated by the Insurance Act 1978 (as amended by the Insurance Amendment Act 1995) and related regulations (the "Act"). The Act imposes on Bermuda insurance companies solvency and liquidity standards and auditing and reporting requirements and grants the Minister of Finance (the "Minister") powers to supervise, investigate and intervene in the affairs of insurance companies. The Act provides for four classes of insurance company. ACE Insurance and Tempest have been designated as Class 4 insurers, which is the designation for the largest companies requiring capital and surplus in excess of $100 million. CODA has been designated a Class 3 insurer requiring capital and surplus in excess of $1million. Each registered insurer must appoint an independent auditor to audit and report on the Statutory Financial Statements and Statutory Financial Return on an annual basis. The independent auditor must be approved by the Minister. Each Class 3 and Class 4 insurer must appoint a loss reserve specialist, who must also be approved by the Minister, to review and report on the loss reserves of the insurer on an annual basis. Class 3 and Class 4 companies are required to file their Statutory Financial Return and Statutory Financial Statements with the Registrar of Companies in Bermuda (the "Registrar"), who is the chief administrative officer under the Act, no later than four months from the insurer's fiscal year end. The Statutory Financial Return includes, among other matters, the report of the approved independent auditor; the actuarial opinion on loss reserves prepared by the approved loss reserve specialist; a declaration of statutory ratios; and a solvency certificate. Both the declaration of statutory ratios and the solvency certificate must be signed by at least two directors of the insurer.

  United Kingdom

  London Representative Office

  The Company has established for marketing purposes, representative offices in London, England. However, all underwriting operations continue to be conducted in Bermuda.

  Lloyd's

  The Company and its relevant UK subsidiaries are subject to the regulatory jurisdiction of the Council of Lloyd's (the "Council") as a result of the acquisition by the Company of a majority interest in Methuen and the establishment of ACE Capital Limited ("ACE Capital"), a UK limited liability corporate member of Lloyd's formed in connection with the Methuen acquisition. In addition, as part of the acquisition of Ockham Worldwide, the Company acquired a separate UK limited liability corporate member of Lloyd's, ACE London Ltd ("ACE London"), which is subject to the same regulations as ACE Capital. Unlike other financial markets in the UK, Lloyd's is not subject to direct UK government regulation through the UK Financial Services Act 1986 but, instead, is self regulating by virtue of the Lloyd's Act 1982 through bye-laws, regulations and codes of conduct made by the Council, which governs the market. Under the Council there are two Boards, the Market Board and the Regulatory Board. The former is led by working members of the Council and is responsible for strategy and the provision of services such as premium and claims handling, accounting and policy signing. The Regulatory Board is responsible for the regulation of the market, compliance and the protection of policyholders. Under the regulations, the approval of Council has to be obtained before any person can be a "major shareholder" or "controller" of a corporate member or a managing agency. The Company has been approved as a "controller".

  A person would be viewed by Lloyd's as a "major shareholder" of ACE Capital or ACE London if such person owns 15 percent or more of the Company's outstanding capital stock and as a "controller" if it owns 30 percent or more of the Company's outstanding capital stock. Therefore, any person that becomes the owner of 15 percent or more of the Company's stock may be required to deliver a declaration and undertaking to Lloyd's, in the form prescribed by Lloyd's, unless Lloyd's exempts such person from this requirement. Lloyd's current practice is to require from a corporate member notification of information concerning any person that becomes a "major shareholder" but only to require such a declaration and undertaking to be given if the shareholders' interest exceeds 20 percent. Lloyd's has stated that this undertaking does not make such person liable for the Lloyd's business of ACE Capital or ACE London. The Company is seeking an exemption from this requirement from Lloyd's for certain categories of investors, but there is no assurance that such an exemption will be obtained.

  As a "controller", the Company is required to give certain undertakings, directed principally towards ensuring that there is no direct interference in the conduct of the business of the managing agency, but there are no provisions in the Lloyd's Act 1982, the bye-laws or the regulations which provide for any liabilities of ACE Capital or Methuen to be met by the Company. In addition, a managing agency is required to comply with various capital and solvency requirements, and to submit to regular monitoring and compliance procedures. ACE Capital and ACE London, as corporate members of Lloyd's, are each required to commit an amount broadly equal to 50 percent of their underwriting capacity on the syndicates to support its underwriting on those syndicates.

  Under English law, if any person that holds or subsequently becomes the holder of more than 5 percent of the Company's stock also owns any interest in a Lloyd's broker or is a partner or a director of a Lloyd's broker, that Lloyd's broker risks losing its Lloyd's license. For these purposes "Lloyd's broker" includes the holding company of a corporate Lloyd's broker, any company which controls (a test based on one-third voting rights or control of the board) such a Lloyd's broker or its holding company or if the Lloyd's broker is a partnership any person who controls (on a similar test) such a Lloyd's broker or one of its partners.

  United States of America

  The Company and its insurance subsidiaries, excluding its Lloyd's operations, are not admitted to do business as insurers in any jurisdiction in the U.S. Each state in the U.S. licenses insurers and prohibits, with some exceptions, the sale of insurance products by non-admitted insurers within their applicable jurisdictions.

  The Company conducts its business from its offices in Bermuda. All of the Company's insurance clients are obtained through non-U.S. insurance brokers and non-U.S. affiliates of U.S. insurance brokers. All policies are issued and delivered and premiums are received in Bermuda. Based on, among other things, the foregoing, the Company does not believe it is in violation of the insurance laws of any state in the U.S.

  Many states impose a premium tax (typically 2 percent to 4 percent of gross premiums) on insureds obtaining insurance from nonadmitted foreign insurers, such as ACE Insurance and CODA. The premiums charged by the Company do not include any American state premium tax. Each insured is responsible for determining whether it is subject to any such tax and for paying such tax as may be due.

  The U.S. also imposes on policyholders an excise tax on insurance and reinsurance premiums paid to foreign insurers or reinsurers with respect to risks located in the United States. The rates of tax applicable to premiums paid to ACE Insurance and CODA are 4 percent or insurance premiums and 1 percent for reinsurance premiums.

  The Company has from time to time received inquiries from certain U.S. state insurance regulators regarding the Company's activities in a particular jurisdiction. To date only the State of Nevada Department of Insurance has formally challenged the insurance activities of the Company and that challenge was resolved in favor of the Company by legislation. There can be no assurance that additional challenges will not be raised in the future or that the Company will be able to successfully defend against such challenges. Such challenges may arise, among other things, in connection with actions seeking the payment of state premium taxes from insureds.

  In the event that the Company is not able to successfully defend against challenges by certain U.S. jurisdictions, the Company's business could be adversely affected in the short term. However, should this occur, the Company could elect to qualify as a surplus lines insurer in such U.S. jurisdictions as were necessary. Were it necessary to do so, the Company believes that generally it could meet and comply with the prescribed legislative requirements, and such compliance would not have a material impact on the ability of the Company to conduct its business or its results of operations.

  If the Company is unable to defend successfully against challenges of U.S. jurisdiction, it is possible that a policyholder could attempt to sue the Company in a U.S. court. Although the Company's policies have a mandatory arbitration clause for coverage disputes, courts in some states can impose damages in excess of policy limits if an insurer is found to have improperly and in bad faith declined coverage. If a U.S. court took jurisdiction of such a claim, it is possible that the Company's exposure could be significantly greater than policy limits.

  There can be no assurance that new or additional legislation will not be proposed and enacted that has the effect of subjecting the Company to regulation in the U.S.

 Tax Matters

  United States of America

  Corporate Income Tax

  ACE is a Cayman Islands corporation and has never paid U.S. corporate income taxes (other than withholding taxes on dividend income) on the basis that it is not engaged in a trade or business in the U.S.; however, there can be no assurance that the Internal Revenue Service ("IRS") will not contend to the contrary. If the Company were subject to U.S. income tax, there could be a material adverse effect on the Company's shareholders' equity and earnings. The Company and its subsidiaries do not file U.S. income tax returns reporting income subject to U.S. income tax since they do not conduct business within the U.S. except that the Company and its insurance subsidiaries have filed protective tax returns reporting no U.S. income to preserve their ability to deduct their ordinary and necessary business expenses should the IRS successfully challenge the Company's contention that none of its income is subject to a net income tax in the U.S.

  Related Person Insurance Income

  Each U.S. person who beneficially owns Ordinary Shares of the Company (directly or through foreign entities) on the last day of an insurance company subsidiary's fiscal year will have to include in such person's gross income for U.S. tax purposes a proportionate share (determined as described herein) of the related person insurance income ("RPII") of such insurance company subsidiary if the RPII of such insurance company subsidiary, determined on a gross basis, is 20 percent or more of that insurance company subsidiary's gross insurance income in such fiscal year. RPII is income attributable to insurance policies where the direct or indirect insureds are U.S. shareholders or are related to U.S. shareholders of the Company. RPII may be includible in a U.S. shareholder's gross income for U.S. tax purposes regardless of whether or not such shareholder is an insured. For the fiscal year ended September 30, 1996, the Company believes that gross RPII of each of its insurance company subsidiaries was below 20 percent for the year. Although no assurances can be given, the Company anticipates that gross RPII of each of its insurance company subsidiaries will be less than 20 percent of each such subsidiary's gross insurance income for subsequent years and the Company will endeavor to take such steps as it determines to be reasonable to cause its gross RPII to remain below such level.

  The RPII provisions of the Internal Revenue Code of 1986, as amended (the "Code"), have never been interpreted by the courts. Regulations interpreting the RPII provisions of the Code exist only in proposed form, having been proposed on April 16, 1991. It is not certain whether these regulations will be adopted in their proposed form or what changes or clarifications might ultimately be made thereto or whether any such changes, as well as any interpretation or application of RPII by the IRS, the courts, or otherwise, might have retroactive effect. For a more detailed discussion of RPII and other tax matters pertaining to an investment in the Company's shares, reference is hereby made to the section entitled "Taxation of Ace and its Shareholders" in the Company's Registration Statement on Form S-4 (No. 333-04153), which section is incorporated by reference herein.

  United Kingdom

  Lloyd's is required to pay U.S. income tax on U.S. connected income ("U.S. income") written by Lloyd's syndicates. Lloyd's has a closing agreement with the IRS whereby the amount of tax due on this business is calculated by Lloyd's and remitted directly to the IRS. These amounts are then charged to the personal accounts of the Names in proportion to their participation in the relevant syndicates. ACE Capital is subject to this arrangement but, as a UK domiciled company, will receive UK corporation tax credits for any U.S. income tax incurred up to the value of the equivalent UK corporation income tax charge on the U.S. income.

  Methuen and Ockham Worldwide are subject to UK corporation tax and value added tax. The Company's corporate subsidiary which has acquired Methuen and Ockham Worldwide and ACE Capital and ACE London Ltd., the Lloyd's corporate members participating in the managed by MUL, ALVL and ALUL syndicates are also subject to UK corporation tax and value added tax.

  Although the Company has representative offices in London, it has been advised that it is not deemed to be doing insurance business in the UK and therefore is subject only to minimal tax in the UK.

  With effect from October 1, 1994, the UK imposed an insurance premium tax on that portion of policies related to certain UK risks. ACE has registered to collect and pay this tax on behalf of UK domiciled policyholders.

  Bermuda

  Under current Bermuda law, the Company is not required to pay any taxes on its income or capital gains. The Company has received an undertaking from the Minister of Finance that, in the event of any taxes being imposed, the Company will be exempt from taxation in Bermuda until March 2016.

 Employees

  At September 30, 1996, the Company employed a total of 256 persons, 118 of whom were located in Bermuda and 138 in London. Of the 118 persons employed in Bermuda, 14 are employed by Tempest. Of the 138 persons employed in London, 134 are employed by Methuen. None of these employees is represented by a labor union.

                     GLOSSARY OF SELECTED INSURANCE TERMS

Catastrophe Excess of Loss               Catastrophe excess of loss reinsur-
Reinsurance............................  ance provides coverage to a primary insurer when aggregate claims and
                                         claim expenses from a single occur-
                                         rence of a peril covered under a
                                         portfolio of primary insurance con-
                                         tracts written by the insurer exceed
                                         the attachment point specified in the
                                         reinsurance contract with the insur-
                                         er.

Claims made form.......................  Insurance coverage which is dependent upon the filing of a claim, which
                                         must normally fall within the policy
                                         period.

IBNR loss reserves.....................  The reserves included in the
                                         Company's financial statements under
                                         the caption "Unpaid Losses and Loss
                                         Expenses" for the estimated ultimate
                                         unpaid liability which the Company
                                         has incurred under the terms of the
                                         Company's policies and agreements,
                                         less case reserves.

Integrated occurrence..................  All losses attributable directly or indirectly to the same event, condi-
                                         tion, cause, defect or hazard or
                                         failure to warn of such which are
                                         added together and treated as one oc-
                                         currence under an insured's policy.

Occurrence first reported..............  Manuscripted form of stand-alone in-
                                         surance coverage offered by the Com-
                                         pany, which generally ties the limits
                                         available and other policy terms to
                                         the date on which an occurrence is
                                         first reported to the Company.

Proportional Property Reinsurance......  Proportional property reinsurance treaties assume a specified percent-
                                         age of the risk exposure under a
                                         portfolio of primary insurance con-
                                         tracts written by the ceding insurer
                                         and receive an equal percentage of
                                         the premium received by the ceding
                                         insurer.

Stand alone basis......................  A term referring to an insurance pol-
                                         icy which is governed by its own
                                         terms, conditions, exclusions and re-
                                         tention and does not incorporate the
                                         terms, conditions or exclusions of
                                         underlying policies.

Reinsurance............................  A form of insurance in which the re-
                                         insurer, in consideration for a pre-
                                         mium paid to it, agrees to indemnify
                                         the reinsured ("the ceding company")
                                         for part or all of the liability as-
                                         sumed by the ceding company.

Risk Excess of Loss Reinsurance........  Property per risk excess of loss re-
                                         insurance responds to a loss of the
                                         reinsured in excess of its retention
                                         level on a single "risk", rather than
                                         to aggregate losses for all covered
                                         risks. A risk in this context might
                                         mean the insurance coverage on one
                                         building or a group of buildings.

Treaty Reinsurance.....................  A reinsurance agreement whereby the ceding company is obligated to offer
                                         and the reinsurer is obligated to ac-
                                         cept a specified portion of all such
                                         type or category of risks originally
                                         insured by the ceding company.

ITEM 2. PROPERTIES

  The Company leases office space in Hamilton, Bermuda for its principal offices. The lessor is a joint venture in which the Company has a 40 percent interest and there is an agreement with the joint venture partner which ensures the Company's ability to occupy a portion of the building until 2011. Tempest also leases office space in Hamilton, Bermuda for its principle offices under a non-cancelable lease expiring in 1998 with a three year renewal option. Methuen leases office space at 122 Leadenhall Street, London, England for its principal offices. The lease expires in June 2012. Methuen also leases an office in the 1986 Lloyd's Building in London. The lease has termination dates of September 2001 and 2006.

ITEM 3. LEGAL PROCEEDINGS

  The Company, in common with the insurance industry in general, is subject to litigation in the normal course of its business. Although all of the Company's policies provide for resolution of disputes by arbitration in Bermuda or London, the Company has been sued by insureds several times in the United States and, with one exception which is currently on appeal, has been successful in either being dismissed from such suits or in having such suits dismissed on procedural grounds or stayed pending the results of arbitration. In addition, the Company is occasionally named as a party in Louisiana "direct action" suits by insureds. The Company has sought dismissal of these actions as well and decisions are pending in these actions. At September 30, 1996, the Company was not a party to any material litigation other than as encountered in claims activity and none of such litigation is expected by management to have a materially adverse effect on the Company's financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Other then the Extraordinary General Meeting held on July 1, 1996 which was reported in the Company's June 30, 1996 Form 10-Q, no matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year covered by this report.

                       EXECUTIVE OFFICERS OF THE COMPANY

  The table below sets forth the names, ages, positions and business experience of the executive officers of the Company.

       NAME      AGE                           POSITION
       ----      ---                           --------
   Brian         49  Chairman, President and Chief Executive Officer and Director
    Duperreault
   Donald        59  Vice Chairman and Director;
    Kramer            President and Chief Executive Officer of
                      Tempest Reinsurance Company Limited
   Dominic J.    43  Executive Vice President, Underwriting
    Frederico
   William J.    57  Executive Vice President; Chairman of ACE UK Limited
    Loschert
   Christopher   40  Executive Vice President and Chief Financial Officer
    Z. Marshall
   Peter N.      52  Executive Vice President, Claims and General Counsel
    Mear
   John C.       49  Senior Vice President and Chief Actuary
    Burville
   Robin J.W.    41  Senior Vice President and Treasurer
    Masters
   Keith P.      53  Senior Vice President, Administration and Assistant Secretary
    White
   George Rivaz  33  Executive Vice President and Chief Underwriter of
                      Tempest Reinsurance Company Limited
   Leslie D.     50  Chief Executive of Methuen Underwriting Limited
    Goodman

  Brian Duperreault has served as Chairman, President and Chief Executive Officer and as a director of the Company since October 1, 1994. Mr. Duperreault joined AIG in 1973 and served in various senior executive positions with AIG from 1978 until September 1994, most recently as Executive Vice President, Foreign General Insurance and concurrently as Chairman and Chief Executive Officer of American International Underwriters, from April 1994 to September 1994. Mr. Duperreault was President of American International Underwriters, an affiliate of AIG, from 1991 to 1994, and Chief Executive Officer of AIG companies in Japan and Korea, from 1989 until 1991.

  Donald Kramer has served as Vice Chairman and a director of the Company and Chairman and Chief Executive Officer of Tempest since July 1996. Mr. Kramer previously served as Chairman of Tempest and was instrumental in the formation of Tempest in September 1993. Mr. Kramer was previously Chief Executive Officer of Kramer Capital Corp., North American Insurance Company of California and was the founder and Chairman of NAC Re Corp. where he served until his retirement in June 1993.

  Dominic J. Frederico has served as Executive Vice President, Underwriting since December 1, 1996, and as Executive Vice President, Financial Lines from January 1995 to December 1, 1996. Mr. Frederico served in various capacities at AIG in Europe and the U.S. from 1982 to January 1995, most recently as Senior Vice President and Chief Financial Officer of an AIG subsidiary, with multi-regional general management responsibilities.

  William J. Loschert was appointed as Chairman of ACE UK Limited with effect from December 1, 1996 to oversee the Company's insurance operations at Lloyd's. Mr. Loschert previously served as Executive Vice President, Underwriting of the Company since January 1986.

  Christopher Z. Marshall has served as Executive Vice President and Chief Financial Officer of the Company since November 1992 and as Senior Vice President, Finance of the Company from January 1990 to November 1992.

  Peter N. Mear has served as Executive Vice President, Claims and General Counsel of the Company since April 1996. Mr. Mear served as Vice President and Claims Counsel of Aetna Casualty and Surety Company from February 1991 to April 1996 and Counsel and Litigation Section Head of Aetna Life & Casualty from September 1977 to February 1991.

  John C. Burville has served as Senior Vice President and Chief Actuary of the Company since January 1992. Mr. Burville served as managing actuarial consultant with Tillinghast, Nelson & Warren (Bermuda) Ltd. (management consulting and actuaries) from March 1986 to December 1991.

  Robin J. W. Masters has served as Senior Vice President since February 1995, as Treasurer of the Company since October 1992 and as Assistant Treasurer from February 1990 to October 1992.

  Keith P. White has served as Senior Vice President, Administration of the Company since January 1990. Mr. White served as Manager of the International Operations of The Bermuda Fire and Marine Insurance Company Ltd. from 1973 to 1989.

  George Rivaz has served as Executive Vice President and Chief Underwriter of Tempest since July 1996. Prior to joining the company, Mr. Rivaz served as a senior underwriter with General Re Underwriting Services Limited from September 1993. General Re Underwriting Services Limited provided underwriting services to Tempest. Previously, Mr. Rivaz was with Syndicate 1095 (managed by the Wellington Underwriting Agency) at Lloyd's.

  Leslie D. Goodman has served as Chief Executive of MUL since October 1, 1994. Prior to joining MUL, Mr. Goodman served as Chief Executive of Jardine Lloyd's Advisors Limited, a Lloyd's agency representing the interests of capital providers to the Lloyd's market.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S ORDINARY SHARES AND RELATED STOCKHOLDER MATTERS

  (a) The Company's Ordinary Shares, par value $0.125 per share, have been listed on the New York Stock Exchange since March 25, 1993, under the symbol ACL.

  The following table sets forth the high and low closing sales prices of the Company's Ordinary Shares per fiscal quarters, as reported on the New York Stock Exchange Composite Tape for the periods indicated.

                                                      FISCAL 1996   FISCAL 1995
                                                     ------------- -------------
                                                      HIGH   LOW    HIGH   LOW
                                                     ------ ------ ------ ------
      First Quarter................................. 39 3/4    33  25 1/4 20 3/4
      Second Quarter................................ 48 3/4    38  25 7/8 22 1/8
      Third Quarter................................. 49 1/4 41 3/4 30 5/8 24 3/8
      Fourth Quarter................................ 52 7/8 41 3/4 34 3/8 28 1/2

  The last reported sale price of the Ordinary Shares on the New York Stock Exchange Composite Tape on December 13, 1996 was $59 3/4.

  (b) The approximate number of record holders of Ordinary Shares as of December 13, 1996 was 202.

  (c) The Company paid two quarterly dividends of $0.14 per share to all shareholders of record on December 29, 1995 and March 29, 1996, and two quarterly dividends of $0.18 per share to all shareholders of record on June 14, 1996 and September 30, 1996. On November 15, 1996 the Company declared a quarterly dividend of $0.18 per Ordinary Share, payable on January 17, 1997 to shareholders of record on December 31, 1996.

  During 1996, the Company repurchased 1,268,600 Ordinary Shares under share repurchase programs for an aggregate cost of $57.8 million. On August 9, 1996, the Board of Directors authorized a new program for up to $100.0 million of the Company's Ordinary Shares. This program superceded and replaced the balance of the February 3, 1995 authorization. At September 30, 1996, $65.8 million of the Board authorization had not been utilized. During 1995 the Company repurchased 1,332,300 Ordinary Shares under share repurchase programs for an aggregate cost of $33.5 million. As of December 13, 1996 the remaining $63.6 million of the Board authorization had not been utilized.

  The Company is a holding company whose principal source of income is investment income and dividends from its operating subsidiaries. The ability of the operating subsidiaries to pay dividends to the Company and the Company's ability to pay dividends to its shareholders are each subject to legal and regulatory restrictions. The declaration and payment of future dividends will be at the discretion of the Board of Directors and will be dependent upon the profits and financial requirements of the Company and other factors, including legal restrictions on the payment of dividends and such other factors as the Board of Directors deems relevant. See "Management's Discussion and Analysis of Results of Operations and Financial Condition-- Liquidity and Capital Resources" in the 1996 Annual Report to Shareholders filed with this Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

  Selected financial data for the five years ended September 30, 1996 is incorporated by reference to pages 16 and 17 of the 1996 Annual Report to Shareholders filed with this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

  This item is incorporated by reference to pages 18 and 27 of the 1996 Annual Report to Shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  This item is incorporated by reference to pages 28 and 46 of the 1996 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  There have been no changes in nor any disagreements with accountants on accounting and financial disclosure within the 24 months ended September 30, 1996.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  This item is incorporated by reference to the sections entitled "Election of Directors--Nominees for Election to Terms Expiring in 1999", "Election of Directors--Nominees for Election to Terms Expiring in 2000" and "--Directors Whose Terms of Office Will Continue After This Meeting" of the definitive proxy statement for the Annual General Meeting of Shareholders to be held on February 7, 1997, which involves the election of directors and will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION

  This item is incorporated by reference to the section entitled "Executive Compensation" of the definitive proxy statement for the Annual General Meeting of Shareholders to be held on February 7, 1997, which will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

ITEM 12. SECURITY OWNERSHIP AND CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  This item is incorporated by reference to the section entitled "Beneficial Ownership of Ordinary Shares" of the definitive proxy statement for the Annual General Meeting of Shareholders to be held on February 7, 1997, which will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  This item is incorporated by reference to the section entitled "Election of Directors--Certain Business Relationships" of the definitive proxy statement for the Annual General Meeting of Shareholders to be held on February 7, 1997, which will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

  (a) FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

    1. Financial Statements

      The following is a list of financial statements filed as part of this Report, all of which have been incorporated by reference to the material in the Annual Report to Shareholders as described under item 8 of this Report

              --Report of Independent Accountants
              --Consolidated Balance Sheets at September 30, 1996 and 1995

              --Consolidated Statements of Operations for the years ended
               September 30, 1996,1995 and 1994
              --Consolidated Statements of Shareholders' Equity for the years ended September 30,1996, 1995 and 1994
              --Consolidated Statements of Cash Flows for the years ended
               September 30, 1996,1995 and 1994
              --Notes to Consolidated Financial Statements.

    2. Financial Statement Schedules

      Included in Part IV of this report.

                                                                  SCHEDULE
                                                                   NUMBER  PAGE
                                                                  -------- ----
         --Report of Independent Accountants on financial
          statement schedules included in Form 10-K                         24
         --Summary of Investments                                     I     25
         --Condensed financial information of the Registrant as
          of September 30, 1996 and 1995, and for the years
          ended September 30, 1996, 1995 and 1994                    II     26
         --Supplemental information concerning Property/Casualty
          Insurance Operations                                       VI     29

  Other schedules have been omitted as they are not applicable to the Company, or the required information has been included in the financial statements and related notes.

    3. Exhibits

     2.1      Agreement and
              Plan of Amal-
              gamation,
              dated as of
              March 14,
              1996, by and
              among ACE
              Limited, TRCL
              Acquisition
              Limited and
              Tempest Rein-
              surance Com-
              pany Limited
              (incorporated
              by reference
              to Exhibit
              2.1 to Form
              S-4 of the
              Company (No.
              333-04153)).
     3.1      Memorandum of
              Association
              of the Compa-
              ny, (incorpo-
              rated by ref-
              erence to Ex-
              hibit 3.1 to
              the Registra-
              tion State-
              ment on Form
              S-1 of the
              Company (No.
              33-57206)).
     3.2      Articles of
              Association
              of the Compa-
              ny, (incorpo-
              rated by ref-
              erence to Ex-
              hibit 3.2 to
              the Registra-
              tion State-
              ment on Form
              S-1 of the
              Company (No.
              33-57206)).
     4.1      Memorandum of
              Association
              of the Com-
              pany (see Ex-
              hibit 3.1).
     4.2      Articles of
              Association
              of the Com-
              pany (see Ex-
              hibit 3.2).
     4.3      Specimen cer-
              tificate rep-
              resenting Or-
              dinary
              Shares, (in-
              corporated by
              reference to
              Exhibit 3.1
              to the Regis-
              tration
              Statement on
              Form S-1 of
              the Company
              (No. 33-
              57206)).
    10.1      Employment
              Agreement
              dated Decem-
              ber 23, 1985,
              between ACE
              Limited,
              A.C.E. Insur-
              ance Company
              Ltd., and
              William J.
              Loschert,
              (incorporated
              by reference
              to Exhibit
              10.8 to the
              Registration
              Statement on
              Form S-1 of
              the Company
              (No. 33-
              57206)).
    10.2      Employment
              Agreement
              dated January
              1, 1986, be-
              tween ACE
              Limited,
              A.C.E. Insur-
              ance Company
              Ltd., and
              Christopher
              Z. Marshall,
              (incorporated
              by reference
              to Exhibit
              10.9 to the
              Registration
              Statement on
              Form S-1 of
              the Company
              (No. 33-
              57206)).
    10.3      ACE Limited
              Annual Per-
              formance In-
              centive Plan,
              (incorporated
              by reference
              to Exhibit
              10.13 to the
              Registration
              Statement on
              Form S-1 of
              the Company
              (No. 33-
              57206)).
    10.4      ACE Limited
              Equity Linked
              Incentive
              Plan, (incor-
              porated by
              reference to
              Exhibit 10.14
              to the Regis-
              tration
              Statement on
              Form S-1 of
              the Company
              (No. 33-
              57206)).

    10.5      Amendment to ACE Limited
              Equity Linked Incentive
              Plan, (incorporated by
              reference to Exhibit
              10.15 to the Registra-
              tion Statement on Form
              S-1 of the Company (No.
              33-57206)).
    10.6      ACE Limited Employee Re-
              tirement Plan, (incorpo-
              rated by reference to
              Exhibit 10.21 to the
              Registration Statement
              on Form S-1 of the Com-
              pany (No. 33-57206)).
    10.7      First Amendment to ACE
              Limited Employee Retire-
              ment Plan, (incorporated
              by reference to Exhibit
              10.22 to the Registra-
              tion Statement on Form
              S-1 of the Company (No.
              33-57206)).
    10.8      Second Amendment to ACE
              Limited Employee Retire-
              ment Plan, (incorporated
              by reference to Exhibit
              10.23 to the Registra-
              tion Statement on Form
              S-1 of the Company (No.
              33-57206)).
    10.9      Third Amendment to ACE
              Limited Employee Retire-
              ment Plan, (incorporated
              by reference to Exhibit
              10.24 to the Registra-
              tion Statement on Form
              S-1 of the Company (No.
              33-57206)).
    10.10     ACE Limited Supplemental
              Retirement Plan, (incor-
              porated by reference to
              Exhibit 10.25 to the
              Registration Statement
              on Form S-1 of the Com-
              pany (No. 33-57206)).
    10.11     First Amendment to ACE
              Limited Supplemental Re-
              tirement Plan, (incorpo-
              rated by reference to
              Exhibit 10.26 to the
              Registration Statement
              on Form S-1 of the Com-
              pany (No. 33-57206)).
    10.12     Second Amendment to ACE
              Limited Supplemental Re-
              tirement Plan, (incorpo-
              rated by reference to
              Exhibit 10.27 to the
              Registration Statement
              on Form S-1 of the Com-
              pany (No. 33-57206)).
    10.13     Form of restricted stock
              award dated August 24,
              1993 to ACE Limited Di-
              rectors, (incorporated
              by reference to Exhibit
              10.39 to Form 10-K of
              the Company for the year
              ended September 30,
              1993).
    10.14     Employment Agreement,
              dated October 1, 1994,
              between ACE Limited and
              Brian Duperreault (in-
              corporated by reference
              to Exhibit 10.42 to Form
              10-K of the Company for
              the year ended September
              30, 1994).
    10.15     Option and Restricted
              Share Agreement, dated
              October 1, 1994, between
              ACE Limited and Brian
              Duperreault (incorpo-
              rated by reference to
              Exhibit 10.43 to Form
              10-K of the Company for
              the year ended September
              30, 1994).
    10.16     Consulting Agreement,
              effective October 1,
              1994, between ACE Lim-
              ited and Walter A. Scott
              (incorporated by refer-
              ence to Exhibit 10.44 to
              Form 10-K of the Company
              for the year ended Sep-
              tember 30, 1994).
    10.17     Employment Agreement,
              dated January 9, 1995,
              between ACE Limited and
              Dominic J. Frederico
              (incorporated by refer-
              ence to Exhibit 10.45 to
              Form 10-K of the Company
              for the year ended Sep-
              tember 30, 1995).
    10.18     Second amendment to ACE
              Limited Equity Linked
              Incentive Plan (incorpo-
              rated by reference to
              Exhibit 10.45 to Form
              10-K of the Company for
              the year ended September
              30, 1995).
    10.19     Loan Agreement between
              the Company and a syndi-
              cate of banks dated No-
              vember 17, 1995 (incor-
              porated by reference to
              Exhibit 10.47 to Form
              10-K of the Company for
              the year ended September
              30, 1995).
    10.20     Employment Agreement,
              dated April 1, 1996, be-
              tween ACE Limited and
              Peter N. Mear (incorpo-
              rated by reference to
              Exhibit 10.48 to Form
              10-Q of the Company for
              the quarter ended June
              30, 1996).


    10.21     ACE Limited 1995 Long
              Term Incentive Plan (in-
              corporated by reference
              to Exhibit 10.35 to Form
              10-Q of the Company for
              the quarter ended March
              31, 1996).
    10.22     Employee Stock Purchase
              Plan (incorporated by
              reference to Exhibit
              10.36 to Form 10-Q of
              the Company for the
              quarter ended March 31,
              1996).
    10.23     1995 Outside Directors
              Plan (incorporated by
              reference to Exhibit
              10.37 to Form 10-Q of
              the Company for the
              quarter ended March 31,
              1996).
    10.24     ACE Limited 1996 Tempest
              Replacement Option Plan.
    10.25     Credit Agreement between
              the Company and a syndi-
              cate of banks dated No-
              vember 15, 1996.
    10.26     Reimbursement Agreement
              and Pledge Agreement be-
              tween the Company and a
              syndicate of banks dated
              November 22, 1996.
    10.27     First Amendment of ACE
              Limited 1995 Long Term
              Incentive Plan.
    11.1      Statement regarding com-
              putation of per share
              earnings.
    13.1      Pages 16 through 45 of
              the 1996 Annual Report
              to Shareholders.
    21.1      Subsidiaries of the Com-
              pany.
    23.1      Consent of Coopers &
              Lybrand L.L.P.
    27.1      Financial Data Schedule
    99.1      Extracts from the
              Company's Registration
              Statement on Form S-4
              (No. 333-04153)
              concerning taxation of
              ACE and its Sharehold-
              ers.

  (b) REPORTS ON FORM 8-K

  The Company has filed no reports on Form 8-K for the fourth quarter ended September 30, 1996.

            REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT
                        SCHEDULES INCLUDED IN FORM 10-K

  Our report on the consolidated financial statements of ACE LIMITED AND SUBSIDIARIES has been incorporated by reference in this Form 10-K from page 28 of the 1996 Annual Report to Shareholders of ACE Limited. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in item 14 of this Form 10-K.

  In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as whole, present fairly, in all material respects, the information required to be included therein.

                                          Coopers & Lybrand L.L.P

New York, New York
November 7, 1996

                                   SCHEDULE I

                          ACE LIMITED AND SUBSIDIARIES

       SUMMARY OF INVESTMENTS--OTHER THAN INVESTMENTS IN RELATED PARTIES

                               SEPTEMBER 30, 1996

                                                                AMOUNT AT WHICH
                                          COST OR       FAIR     SHOWN IN THE
                                       AMORTIZED COST   VALUE    BALANCE SHEET
                                       -------------- --------- ---------------
                                            (IN THOUSANDS OF U.S. DOLLARS)
FIXED MATURITIES:
  Bonds:
    U.S. Treasury and agency..........     971,615      973,362      973,362
    Non-U.S. governments..............     191,727      190,999      190,999
    Corporate securities..............     948,694      950,532      950,532
    Mortgage-backed securities........   1,282,401    1,274,869    1,274,869
                                         ---------    ---------    ---------
      Total fixed maturities..........   3,394,437    3,389,762    3,389,762
                                         ---------    ---------    ---------
EQUITY SECURITIES:
  Common stock:
    Public utilities..................      21,275       27,987       27,987
    Banks, trust and insurance
     companies........................      22,756       27,149       27,149
    Industrial, miscellaneous and all
     other............................     208,415      262,824      262,824
  Non redeemable preferred stock......       4,603        5,045        5,045
                                         ---------    ---------    ---------
      Total equity securities.........     257,049      323,005      323,005
                                         ---------    ---------    ---------
  Other investments...................      12,453       12,453       12,453
                                         ---------    ---------    ---------
  Short-term investments and cash.....     430,054      430,054      430,054
                                         ---------    ---------    ---------
      Total investments and cash......   4,093,993    4,155,274    4,155,274
                                         =========    =========    =========

                                  SCHEDULE II

                          ACE LIMITED AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                      BALANCE SHEETS (PARENT COMPANY ONLY)

                          SEPTEMBER 30, 1996 AND 1995

                                                       1996        1995
                                                    ----------  ----------
                                                      (IN THOUSANDS OF U.S.
                                                            DOLLARS)
ASSETS
Investments and cash
  Investments in subsidiaries and affiliate on
   equity basis.................................... $2,252,319  $1,542,126
  Other investments, at cost ......................     12,453      12,453
  Cash.............................................      2,297          55
                                                    ----------  ----------
    Total investments and cash.....................  2,267,069   1,554,634
Other assets.......................................     11,435      11,951
                                                    ----------  ----------
    Total assets................................... $2,278,504  $1,566,585
                                                    ==========  ==========
LIABILITIES
Due to subsidiaries and affiliate, net............. $    6,944  $   10,980
Advances from affiliate............................        --       96,299
Accounts payable and accrued liabilities...........     16,812      10,187
Dividend payable...................................     10,470       6,456
                                                    ----------  ----------
    Total liabilities..............................     34,226     123,922
                                                    ----------  ----------
SHAREHOLDERS' EQUITY
Ordinary shares....................................      7,271       5,764
Additional paid-in capital.........................  1,156,194     548,513
Unearned stock grant compensation..................     (1,299)     (1,796)
Net unrealized appreciation on investments.........     61,281      94,694
Cumulative translation adjustment..................        131         --
Retained earnings..................................  1,020,700     795,488
                                                    ----------  ----------
    Total shareholders' equity.....................  2,244,278   1,442,663
                                                    ----------  ----------
    Total liabilities and shareholders' equity..... $2,278,504  $1,566,585
                                                    ==========  ==========

                          ACE LIMITED AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                 STATEMENTS OF OPERATIONS (PARENT COMPANY ONLY)

             FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

                                                    1996      1995      1994
                                                  --------  --------  --------
                                                    (IN THOUSANDS OF U.S.
                                                           DOLLARS)
Revenues
  Management fees................................ $ 21,081  $ 17,580  $  6,600
  Investment income, including intercompany
   interest income (expense).....................   (6,881)   (9,034)    2,036
  Equity in net (loss) income of subsidiaries and
   affiliate.....................................  313,359   254,901   (95,551)
  Net realized gains on investments..............      --        --     57,678
                                                  --------  --------  --------
                                                   327,559   263,447   (29,237)
Expenses
  Administrative expenses........................  (37,826)  (25,881)  (16,441)
                                                  --------  --------  --------
    Net income (loss)............................ $289,733  $237,566  $(45,678)
                                                  ========  ========  ========

                          ACE LIMITED AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                 STATEMENTS OF CASH FLOWS (PARENT COMPANY ONLY)

             FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

                                                 1996       1995       1994
                                               ---------  ---------  ---------
                                                   (IN THOUSANDS OF U.S.
                                                         DOLLARS)
Cash flows from operating activities
  Net income (loss)........................... $ 289,733  $ 237,566  $ (45,678)
  Adjustments to reconcile net income (loss)
   to net cash provided by
   operating activities
    Equity in net income of subsidiaries and
     affiliate................................  (313,359)  (254,901)    95,551
    Realized gains on investments.............       --         --     (57,678)
    Amounts due to subsidiaries and affiliate,
     net......................................    (4,036)      (475)   (23,628)
    Accounts payable and accrued liabilities..     6,625      2,414       (942)
    Accrued interest on advances to affiliate.    (9,729)     8,682     49,713
    Other.....................................    (3,957)    (2,935)    (2,188)
                                               ---------  ---------  ---------
      Net cash flows from (used for) operating
       activities.............................   (34,723)    (9,649)    15,150
                                               ---------  ---------  ---------
Cash flows from investing activities
  Sale of equity securities...................       --         --     128,382
  Capitalization of subsidiary................    74,123        --    (200,000)
  Capital contributions to subsidiary.........       --         --    (100,000)
  Dividends received from subsidiaries........   135,000        --      40,000
  Advances to affiliate.......................  (284,620)      (300)  (165,546)
  Repayment of advances to affiliate..........       --         --     345,023
                                               ---------  ---------  ---------
      Net cash from (used for) investing
       activities.............................   (75,497)      (300)    47,859
                                               ---------  ---------  ---------
Cash flows from financing activities
  Proceeds from exercise of options for
   shares.....................................        28        168          5
  Repurchase of Ordinary Shares...............   (57,931)   (33,514)   (65,312)
  Dividends paid..............................   (27,685)   (22,058)   (19,900)
  Proceeds from loans.........................       --         --     166,000
  Loan payments...............................       --         --    (166,000)
  Advances from affiliate.....................   198,050     63,350     23,520
                                               ---------  ---------  ---------
      Net cash from (used for) financing
       activities.............................   112,462      7,946    (61,687)
                                               ---------  ---------  ---------
Net increase (decrease) in cash...............     2,242     (2,003)     1,322
Cash--beginning of year.......................        55      2,058        736
                                               ---------  ---------  ---------
Cash--end of year............................. $   2,297  $      55  $   2,058
                                               =========  =========  =========

                                  SCHEDULE VI

                          ACE LIMITED AND SUBSIDIARIES

       SUPPLEMENTARY INFORMATION CONCERNING PROPERTY/CASUALTY OPERATIONS

                                                                        LOSSES AND LOSS
                                                                           EXPENSES
                                RESERVES                               INCURRED RELATED
                               FOR UNPAID                                     TO         AMORTIZATION   PAID
                    DEFERRED     LOSSES                        NET     ----------------- OF DEFERRED   LOSSES    NET
                   ACQUISITION  AND LOSS  UNEARNED  EARNED  INVESTMENT CURRENT   PRIOR   ACQUISITION  AND LOSS PREMIUMS
                      COSTS     EXPENSES  PREMIUM  PREMIUM    INCOME     YEAR    YEARS      COSTS     EXPENSES WRITTEN
                   ----------- ---------- -------- -------- ---------- -------- -------- ------------ -------- --------
                                                      (IN THOUSANDS OF U.S. DOLLARS)
1996..............   $34,546   $1,836,113 $398,731 $587,245  $206,524  $464,824      --    $52,954    $101,376 $602,707
1995..............   $34,428   $1,437,930 $309,722 $428,661  $181,375  $350,653      --    $46,647    $ 73,115 $424,756
1994..............   $37,444   $1,160,392 $309,473 $391,117  $142,677  $320,556 $200,000   $45,849    $126,566 $385,926

                                   SIGNATURE

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          ACE Limited

                                                  Christopher Z. Marshall
                                          By: _________________________________
                                                  Christopher Z. Marshall
                                                Executive Vice President and
                                                  Chief Financial Officer

December 19, 1996

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----
         Brian Duperreault
------------------------------------
         Brian Duperreault           Chairman, President and
                                      Chief Executive Officer;
                                      Director                     December 19, 1996
      Christopher Z. Marshall
------------------------------------
      Christopher Z. Marshall        Executive Vice President and
                                      Chief Financial Officer
                                      (Principal Financial and
                                      Accounting Officer)          December 19, 1996
           Donald Kramer
------------------------------------
           Donald Kramer             Vice Chairman; Director       December 19, 1996
          Michael G. Atieh
------------------------------------
          Michael G. Atieh           Director                      December 19, 1996
         Bruce L. Crockett
------------------------------------
         Bruce L. Crockett           Director                      December 19, 1996

        Jeffrey W. Greenberg
------------------------------------
        Jeffrey W. Greenberg         Director                      December 19, 1996
         Meryl D. Hartzband
------------------------------------
         Meryl D. Hartzband          Director                      December 19, 1996
        Robert M. Hernandez
------------------------------------
        Robert M. Hernandez          Director                      December 19, 1996

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----
          Andrew J. Markey
------------------------------------
          Andrew J. Markey           Director                      December 19, 1996
           Peter Menikoff
------------------------------------
           Peter Menikoff            Director                      December 19, 1996
           Glen M. Renfew
------------------------------------
           Glen M. Renfew            Director                      December 19, 1996
            Robert Ripp
------------------------------------
            Robert Ripp              Director                      December 19, 1996
          Walter A. Scott
------------------------------------
          Walter A. Scott            Director                      December 19, 1996
          Robert W. Staley
------------------------------------
          Robert W. Staley           Director                      December 19, 1996
           Gary M. Stuart
------------------------------------
           Gary M. Stuart            Director                      December 19, 1996
          Sidney F. Wentz
------------------------------------
          Sidney F. Wentz            Director                      December 19, 1996