Form 10-Q
period 1996-12-31
ACE LTD
filed 1997-02-11
CIK 896159

                                 UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                  FORM 10-Q



       (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the Quarterly Period Ended December 31, 1996

                                        OR

       ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Transition Period from _____________ to _____________



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

                   YES  ____X____           NO  _________


   The number of registrant's Ordinary Shares ($0.125 par value) outstanding as of February 6, 1997 was 57,176,085.

                                    ACE LIMITED

                                INDEX TO FORM 10-Q


   Part I.  FINANCIAL INFORMATION
   -------------------------------

                                                                        Page
No.
                                                                      --------

   Item 1.  Financial Statements:

            Consolidated Balance Sheets
            December 31, 1996 (Unaudited) and September 30, 1996             3

            Consolidated Statements of Operations (Unaudited)
            Three Months Ended December 31, 1996 and December 31, 1995       4

            Consolidated Statements of Shareholders' Equity (Unaudited)
            Three Months Ended December 31, 1996 and December 31, 1995       5

            Consolidated Statements of Cash Flows (Unaudited)
            Three Months Ended December 31, 1996 and December 31, 1995       6

            Notes to Interim Consolidated Financial Statements (Unaudited)   7


   Item 2.  Management's Discussion and Analysis of Results of Operations    10
            and Financial Condition


   Part II.  OTHER INFORMATION
   ---------------------------

   Item 4.  Submission of matters to a vote of security holders              24

   Item 5.  Other Information                                                24

   Item 6.  Exhibits and Reports on Form 8-K                                 24


   Signatures                                                                25

                                                        ACE LIMITED AND SUBSIDIARIES
                                                         CONSOLIDATED BALANCE SHEETS


                                                          December 31  September 30
                                                             1996         1996
                                                         -----------   ------------
                                                         (unaudited)
                                                         (in thousands of U.S.
                                                          Dollars, except share
                                                          and per share data)

    ASSETS
    Investments and cash
       Fixed maturities available for sale,
        at fair value (amortized cost - $3,345,862
        and $3,394,437)                                   $3,370,700   $3,389,762
       Equity securities, at fair value (cost -
        $353,846 and $257,049)                               416,090      323,005
       Short-term investments, at fair value
        (amortized cost - $363,334 and $376,680)             363,252      376,680
       Other investments, at cost                             12,453       12,453
       Cash                                                   93,504       53,374
                                                           ---------    ---------
           Total investments and cash                      4,255,999    4,155,274

    Goodwill on Tempest acquisition                          200,473      201,742
    Accrued investment income                                 39,088       42,728
    Deferred acquisition costs                                30,732       34,546
    Premiums and insurance balances receivable                84,601       85,033
    Prepaid reinsurance premiums                              24,269       15,421
    Other assets                                             112,283       39,614
                                                           ---------    ---------
             Total assets                                 $4,747,445   $4,574,358
                                                          ==========   ==========

    LIABILITIES
    Unpaid losses and loss expenses                       $1,870,619   $1,836,113
    Unearned premiums                                        354,793      398,731
    Premiums received in advance                              49,101       26,381
    Reinsurance balances payable                              15,154        3,471
    Accounts payable and accrued liabilities                  78,707       54,913
    Dividend payable                                          10,702       10,471
                                                          ----------   ----------
             Total liabilities                             2,379,076    2,330,080
                                                          ==========   ==========

    Commitments and contingencies

    SHAREHOLDERS' EQUITY
    Ordinary Shares ($0.125 par value, 100,000,000
     shares authorized; 57,937,585 and 58,170,755
     shares issued and outstanding)                            7,241        7,271
    Additional paid-in capital                             1,151,572    1,156,194
    Unearned stock grant compensation                         (3,524)      (1,299)
    Net unrealized appreciation on investments                87,000       61,281
    Cumulative translation adjustments                          (318)         131
    Retained earnings                                       1,126,398   1,020,700
                                                           ----------  ----------
         Total shareholders' equity                         2,368,369   2,244,278
                                                           ----------  ----------
         Total liabilities and shareholders' equity        $4,747,445  $4,574,358
                                                           ==========  ==========

    See accompanying notes to interim consolidated financial statements




                                                        ACE LIMITED AND SUBSIDIARIES
                                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                           For the Three Months Ended December 31, 1996  and 1995
                                                                 (Unaudited)



                                                          1996        1995
                                                        --------    --------
                                                    (in thousands of U.S. Dollars,
                                                   except share and per share data)

    REVENUES
          Gross premiums written                     $   132,512   $  131,481
          Reinsurance premiums ceded                     (21,898)      (2,686)
                                                       ---------    ---------
          Net premiums written                           110,614      128,795

          Change in unearned premiums                     53,786      (12,811)
                                                       ---------    ---------
          Net premiums earned                            164,400      115,984
          Net investment income                           59,738       47,126
          Net realized gains on investments               41,723       44,602
                                                       ---------    ---------
          Total revenues                                 265,861      207,712
                                                       ---------     --------

    EXPENSES
          Losses and loss expenses                       110,150       92,924
          Acquisition costs                               14,129       12,114
          Administrative expenses                         15,841        9,138
                                                      ----------     --------
          Total expenses                                 140,120      114,176
                                                      ----------     --------

    NET INCOME                                        $  125,741    $  93,536
                                                      ==========    =========

    Earnings per share                                    $ 2.14    $    2.02
                                                      ==========   ==========
    Weighted average shares outstanding               58,886,255   46,327,982
                                                      ==========   ==========


    See accompanying notes to interim consolidated financial statements











                                                        ACE LIMITED AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                           For the Three Months Ended December 31, 1996  and 1995
                                                                 (Unaudited)


                                                                    1996          1995
                                                                ----------     ----------
                                                              (in thousands of U.S. Dollars)

    Ordinary Shares
             Balance - beginning of period                     $     7,271   $     5,764
             Exercise of stock options                                   2          --
             Repurchase of shares                                      (32)           (1)
                                                                ----------     ---------
               Balance - end of period                               7,241         5,763
                                                                ----------     ---------

    Additional paid-in capital
             Balance - beginning of period                       1,156,194       548,513
             Exercise of options for Ordinary Shares                   393          --
             Repurchase of Ordinary Shares                          (5,015)          (72)
                                                                ----------     ---------
               Balance - end of period                           1,151,572       548,441
                                                                ----------     ---------

    Unearned stock grant compensation
             Balance - beginning of period                          (1,299)       (1,796)
             Stock grants awarded                                   (2,626)          (17)
             Stock grants forfeited                                    --             60
             Amortization                                              401           254
                                                                ----------     ---------
               Balance - end of period                              (3,524)       (1,499)
                                                                ----------     ---------

    Net unrealized appreciation (depreciation) on investments
             Balance - beginning of period                          61,281        94,694
             Net appreciation during period                         25,719        37,756
                                                                ----------     ---------
               Balance - end of period                              87,000       132,450
                                                                ----------     ---------


    Cumulative translation adjustments
             Balance - beginning of period                             131         --
             Net adjustment for period                                (449)        --
                                                                ----------     ---------

               Balance - end of period                                (318)        --
                                                                ----------     ---------

    Retained earnings
             Balance - beginning of period                       1,020,700       795,488
             Net income                                            125,741        93,536
             Dividends declared                                    (10,430)       (6,455)
             Repurchase of  Ordinary shares                         (9,613)          (96)
                                                                ----------     ---------
               Balance - end of period                           1,126,398       882,473
                                                                ----------     ---------

    TOTAL SHAREHOLDERS' EQUITY                                  $2,368,369    $1,567,628
                                                                ==========    ==========

    See accompanying notes to interim consolidated financial statements


                                                        ACE LIMITED AND SUBSIDIARIES
                                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            For the Three Months Ended December 31, 1996 and 1995
                                                                 (Unaudited)


                                                                       1996        1995
                                                                    ---------    --------
                                                                (in thousands of U.S. Dollars)

    Cash flows from operating activities
    Net income                                                  $   125,741  $   93,536
    Adjustments to reconcile net income to net cash
    provided by operating activities
             Unearned premiums                                      (43,938)     12,811
             Unpaid losses and loss expenses                         34,506      70,918
             Prepaid reinsurance premiums                            (8,848)       --
             Net realized gains on investments                      (41,723)    (44,602)
             Amortization of premium/discount                        (1,595)     (2,450)
             Deferred acquisition costs                               3,814      (2,313)
             Insurance balances receivable                              432      (4,834)
             Premiums received in advance                            22,720      22,806
             Reinsurance balances payable                            11,683        --
             Accounts payable and accrued liabilities               (16,384)      2,550
             Other                                                      353      (3,247)
                                                                 ----------    --------
             Net cash flows from operating activities                86,761     145,175
                                                                 ----------    --------
    Cash flows from investing activities
             Purchases of fixed maturities                       (1,890,148)  (2,080,726)
             Purchases of equity securities                        (239,903)     (52,783)
             Sales of fixed maturities                            1,979,112    1,960,987
             Sales of equity securities                             141,500       54,323
             Maturities of fixed maturities                             --        12,000
             Net realized gains on financial futures contracts       17,688       14,844
             Acquisition of subsidiaries, net of cash acquired      (30,416)        --
                                                                 ----------    ---------
             Net cash used in investing activities                  (22,167)     (91,355)
                                                                 ----------     --------
    Cash flows from financing activities
             Repurchase of Ordinary Shares                          (14,658)        (169)
             Proceeds from exercise of options for Ordinary Shares      395         --
             Dividends paid                                         (10,201)      (6,456)
                                                                 ----------    ---------
             Net cash used for financing activities                (24,464)       (6,625)
                                                                 ----------    ---------
    Net increase in cash                                             40,130       47,195
    Cash - beginning of period                                       53,374       16,929
                                                                 ----------    ---------
    Cash - end of period                                       $     93,504  $    64,124
                                                                 ==========    =========


    See accompanying notes to interim consolidated financial statements


                           ACE LIMITED AND SUBSIDIARIES
                NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)

   1.      General

   The interim consolidated financial statements, which include the accounts of the Company and its subsidiaries, have been prepared on the basis of accounting principles generally accepted in the United States of America and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results for such periods. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the consolidated financial statements, and related notes thereto, included in the Company's 1996 Annual Report on Form 10-K.

   On November 26, 1996, the Company, through its wholly-owned subsidiary ACE UK Limited, acquired Ace London Holdings Ltd. ("Ace London") (formerly Ockham Worldwide Holdings PLC) a wholly owned subsidiary of Ockham Holdings PLC. Ace London owns two Lloyd's of London ("Lloyd's") managing agencies, ACE London Aviation
   Limited ("ALA") (formerly Ockham Sturge Aviation Agency Ltd.) and ACE London Underwriting Limited ("ALU") (formerly Ockham Worldwide Agency Ltd.). Together these two agencies manage six syndicates with total underwriting capacity for the 1997 year of account of 361 million pounds (approximately $614 million). Ace London also owns a Lloyd's corporate member which provides funds at Lloyd's to support underwriting on these syndicates. The Company is providing funds at Lloyd's of approximately 7.5 million pounds (approximately $13 million), which is primarily in the form of a letter of credit, supporting approximately 15 million pounds (approximately $25 million) of premium writing capacity to the syndicates managed by ALA and ALU for the 1997 year of account. The acquisition has been recorded using the purchase method of accounting.

   On November 26, 1996, the Company through its wholly-owned subsidiary ACE UK Limited, also acquired the remaining 49 percent interest in Methuen Group Limited ("Methuen"), the holding company for Methuen Underwriting Limited, which it did not already own. The Company had originally acquired a 51 percent interest in Methuen on March 27, 1996. The acquisition of the remaining 49 percent interest has been recorded using the purchase method of accounting.

   At December 31, 1996 approximately 61 percent of the Company's written premiums came from North America with approximately 33 percent coming from the United Kingdom and continental Europe and approximately 6 percent from other countries.

   2.      Commitments and Contingencies

   A number of the Company's insureds have given notice of claims relating to breast implants or components or raw material thereof that had been produced and/or sold by such insureds. Lawsuits including class actions, involving thousands of implant recipients have been filed in both state and federal courts throughout the United States. Most of the federal cases have been consolidated pursuant to the rules for Multidistrict Litigation ("MDL") to a Federal District Court in Alabama.

   On April 1, 1994, the judge presiding over the MDL proceeding gave preliminary approval to a global settlement agreement in the approximate amount of $4.2 billion and conditional certification to a settlement class ("Global I").

   On May 15, 1995, the Dow Corning Corporation, a significant participant in the Global I settlement, filed for protection under Chapter 11 of the U.S. Bankruptcy Code.

   As of June 1, 1995, over 440,000 registrations were received by the Global I Claims Administrator. Approximately 248,500 of these were filed by domestic class members by the September 16, 1994 deadline for making claims under the Current Disease Compensation Program. Based on an analysis of about 3,000 of these registrations, the judge concluded that a severe racheting (or reduction) of the settlement amounts shown in the notice of settlement would occur if current claims were evaluated under the existing criteria and if funding of the Current Disease Compensation Program remained at the $1.2 billion level.

   Because of the anticipated racheting of benefit amounts and the defendants' right to withdraw under the Global I settlement, the judge entered an order on October 9, 1995 declaring that class members had new opt-out rights and that, in general, class members and their attorneys should not expect to receive any benefits under Global I.

   On October 1, 1995, negotiators for three of the major defendants agreed on the essential elements of a revised individual settlement plan for domestic class members with at least one implant from any of those manufacturers ("Settlement II"). In general, under Settlement II, the amounts payable to individual participants, and the manufacturers' obligations to make those payments, would not be affected by the number of class members electing to opt out from the new plan. Also, in general, the compensation would be fixed rather than subject to potential further racheting, and the manufacturers would not have a right to walk away because of the amount of claims payable. Finally, each defendant agreed to be responsible only for cases in which its implant was identified, and not for a percentage of all claims.

   By November 13, 1995, Settlement II was approved by the three major defendants. In addition, two other defendants became part of Settlement II, although certain of their settlement terms are different and more restricted than the plan offered by the original three defendants.

   On December 22, 1995, the judge approved Settlement II and the materials for giving notice to claimants although several appeals concerning Settlement II have been lodged with the Eleventh Circuit Court of Appeals. In mid-January 1996, the three major defendants each made a payment of $125 million to a court-established fund as an initial reserve for payments to be made under Settlement II. The Claims Administrator is sending out notifications of status and advance payments to claimants who submitted implant manufacturer proof. The estimated total cost of Settlement II and the number of opt-outs is not presently known.

   Although the Company has underwritten the coverage for a number of the defendant companies including four of the companies involved in the revised Settlement II described above, the Company anticipates that insurance coverage issued prior to the time the Company issued policies will be available for a portion of the defendants' liability. In addition, the Company's policies only apply when the underlying liability insurance policies or per occurrence retentions are exhausted.

   At June 30, 1994, the Company increased its then existing reserves relating to breast implant claims. Although the reserve increase was partially satisfied by an allocation from existing IBNR, it also required an increase in the Company's total reserve for unpaid losses and loss expenses at June 30, 1994 of $200 million. The increase in reserves was based on information made available in conjunction with Global I (including information relating to opt-outs) and information made available from the Company's insureds and was predicated upon an allocation between coverage provided before and after the end of 1985 (when the Company commenced underwriting operations). No additional reserves relating to breast implant claims have been added since June 30, 1994.

   The Company continually evaluates its reserves in light of developing information and in light of discussions and negotiations with its insureds. In August 1996, the Company settled with one of its policyholders, a breast implant manufacturer, for a sum of money to be paid out over a number of years in the future. The settlement is consistent with the Company's belief that its reserves are adequate. Significant uncertainties continue to exist with regard to the ultimate outcome and cost of Settlement II and the number and value of the opt-out claims. While the Company is unable at this time to determine whether additional reserves, which could have a material adverse effect upon the financial condition, results of operations and cash flows of the Company, may be necessary in the future, the Company believes that its reserves for unpaid losses and loss expenses including those arising from breast implant claims are adequate as at December 31, 1996.

   3.  Shares Issued and Outstanding

   On August 9, 1996, the Board of Directors terminated the then existing share repurchase program and authorized a new program for up to $100.0 million of the Company's Ordinary Shares. During the quarter ended December 31, 1996, the Company repurchased 255,000 Ordinary Shares under the share repurchase program for an aggregate cost of $14.7 million. As at December 31, 1996, approximately $51.0 million of the Board authorization had not been utilized.

   4.  Restricted Stock Awards

   During the current quarter, 44,725 restricted Ordinary Shares were awarded to officers of the Company and its subsidiaries. These shares vest at various dates through November 1999.

   5.      Line of Credit

   The Company has a committed line of credit provided by a syndicate of six major international banks, led by Morgan Guaranty Trust Company of New York ("Morgan") which provides for unsecured borrowings up to an aggregate amount of $50 million. The line of credit agreement requires the Company to maintain consolidated tangible net worth of not less than $1.25 billion.

   At December 31, 1996, there were no outstanding loans under this arrangement.

   With effect from November 22, 1996, the same syndicate of banks have also provided up to approximately 71 million pounds (approximately $120 million) for a five year, collateralized letter of credit ("LOC"), which will primarily be used to provide funds at Lloyd's to support underwriting capacity on Lloyd's syndicates in which the Company participates. Certain assets, amounting to 115 percent of the value of the LOC, have been pledged as collateral for the LOC. At December 31, 1996 there were no drawdowns on the LOC.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       ---------------------------------------
                   RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                    ---------------------------------------------

   General

   The following is a discussion of the Company's results of operations, financial condition, liquidity and capital resources as of and for the three months ended December 31, 1996. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. This discussion should be read in conjunction with the consolidated financial statements, related notes thereto and the Management's Discussion and Analysis of Results of Operations and Financial Condition included in the Company's 1996 Annual Report on Form 10-K.

   ACE Limited ("ACE") is a holding company which, through its Bermuda-based operating subsidiaries, A.C.E. Insurance Company, Ltd. ("ACE Insurance"), Corporate Officers & Directors Assurance Ltd. ("CODA") and Tempest Reinsurance Company Limited ("Tempest"), provides insurance and reinsurance for a diverse group of international clients. In addition, the Company provides funds at Lloyd's of London ("Lloyd's") to support underwriting by syndicates managed by Methuen Underwriting Limited ("MUL") ACE London Aviation Limited ("ALA") and ACE London Underwriting Limited ("ALU"), each indirect wholly owned subsidiaries of ACE.. The term "the Company" refers to ACE and its subsidiaries, excluding Methuen (as defined below) and Ace London (as defined below).

   On July 1, 1996, the Company completed the acquisition of Tempest, a leading Bermuda-based property catastrophe reinsurer. Tempest underwrites property catastrophe reinsurance on a worldwide basis, emphasizing excess layer coverages, and has large aggregate exposures to man-made and natural disasters. Property catastrophe loss experience is generally characterized by low frequency but high severity short-tail claims which may result in significant volatility in financial results.

   On March 27, 1996, the Company acquired a controlling interest in Methuen Group Limited ("Methuen"), the holding company for MUL, a leading Lloyd's managing agency. On November 26, 1996, the Company acquired the remaining
   49 percent interest in Methuen. MUL manages six syndicates with a total underwriting capacity of 366 million pounds (approximately $555 million) for the 1996 year of account and 384 million pounds (approximately $640 million) for the 1997 year of account. Total underwriting capacity is the amount of gross premiums that a syndicate at Lloyd's can underwrite in a given year of account. However, a syndicate is not required to fully utilize all of the capacity and it is not unusual for capacity utilization to be significantly lower than 100 percent. For the 1996 year of account, the Company, through a corporate subsidiary, has participated in the underwriting of these syndicates by providing funds at Lloyd's of 12.25 million pounds (approximately $18 million), which was primarily in the form of a letter of credit, supporting 24.5 million pounds (approximately $37 million) of underwriting capacity. For the 1997 year of account, the Company has provided funds at Lloyd's of approximately 64 million pounds (approximately $109 million) to support up to approximately 128 million pounds (approximately $217 million) of premium writing capacity by syndicates managed by MUL. The syndicates managed by MUL in which the Company participates underwrite aviation, marine and non-marine risks.

   On November 26, 1996, the Company acquired Ace London Holdings Ltd.
   ("Ace London") (formerly Ockham Worldwide Holdings PLC) a wholly owned subsidiary of Ockham Holdings PLC. Ace London owns two Lloyd's managing agencies, ALA and ALU. Together these two agencies manage six syndicates with total underwriting capacity for the 1997 year of account of 361 million pounds (approximately $614 million). Ace London also owns a Lloyd's corporate member which provides funds at Lloyd's to support underwriting on these syndicates.
   The Company is providing funds at Lloyd's of approximately 7.5 million pounds (approximately $13 million), which is primarily in the form of a letter of credit, supporting approximately 15 million pounds (approximately $25 million) of premium writing capacity to the syndicates managed by ALA and ALU for the 1997 year of account. The syndicates managed by ALA and ALU in which the Company participates underwrite aviation and non-marine risks.

   The Company's excess liability insurance policy generally provides limits of up to a maximum of $200 million per occurrence and annual aggregate, with a minimum attachment point generally of $100 million. For all new and renewal business, effective December 15, 1994, the Company reduced the maximum limits offered for integrated occurrences from $200 million to $100 million. The Company maintains excess of loss clash reinsurance to protect it from losses arising from a single set of circumstances (occurrence) covered by more than one excess liability insurance policy. The reinsurance provides protection to a maximum of $150 million, and in the aggregate excess of $225 million, for each and every loss occurrence involving three or more insureds. Integrated occurrences are specifically excluded.

   The Company offers up to $75 million of limits in directors and officers liability coverage. The Company does not purchase reinsurance for its directors and officers liability risks.

   The Company began satellite insurance operations in February 1994. Until February 15, 1996, the Company offered separate limits of up to $25 million per risk for launch insurance, including ascent to orbit and initial operations, and up to $25 million per risk for in-orbit insurance. This risk was fully retained by the Company. Effective for all business written on or after February 15, 1996, the Company entered into a surplus treaty arrangement which provides for up to $25 million of reinsurance for each risk. This reinsurance arrangement enabled the Company to raise the gross limits offered for satellite insurance to $50 million per risk.

   During fiscal 1995, the Company entered the following new lines of business: aviation insurance, excess property insurance and financial lines. Also during fiscal 1995, the Company commenced its participation in the reinsurance of "First Line".

   Aviation insurance provides coverage for various aviation products, including aircraft manufacturers hull and liability, as well as airport liability, aircraft refueling operations and associated aircraft liability risks. The Company offers limits of up to $100 million per insured, with no minimum attachment point. The Company reduces its net exposure to approximately $50 million per insured with a dedicated reinsurance program.

   The Company offers global excess property "all risk" insurance , providing limits of up to a maximum of $50 million per occurrence with a minimum attachment point of $25 million. Coverage includes such perils as windstorm, earthquake and fire, as well as explosion. Consequential business interruption coverage is also offered. In certain circumstances, the Company uses reinsurance to establish the retained net limit per risk. In addition, the Company has purchased catastrophe reinsurance to control the possible effects of cumulative natural peril exposure.

   The Company's financial lines product group offers specifically designed financial, insurance and reinsurance solutions to address complex risk management problems. The programs offered typically have the following common characteristics: multi-year contract terms, broad coverage that includes stable capacity and pricing for the insured, aggregate policy limits and insured participation in the results of their own loss experience. Each contract is unique because it is tailored to the insurance or reinsurance needs, specific loss history and financial strength of the insured. Premium volume, as well as the number of contracts written, can vary significantly from period to period due to the nature of the contracts being written. Profit margins may vary from contract to co on the amount of underwriting risk and investment risk assumed on each contract.

   With effect from November 20, 1996, the Company participates in the reinsurance of Shipowners Insurance and Guaranty Company Ltd. (SIGCo), a Bermuda-based company approved by the United States Coast Guard to provide financial guarantees required by the U.S. Coast Guard to issue Certificates of Financial Responsibility under the Oil Pollution Act of 1990 to owners of vessels operating in U.S. waters. SIGCo underwrites the risks previously written by the "First Line" program which the Company has participated in since December 1994. The Company has purchased excess of loss reinsurance to limit its exposure in this line.

   The Company will continue to evaluate potential new product lines and other opportunities in the insurance and reinsurance markets.


   Results of Operations - Three Months ended December 31, 1996
   ----------------------------------------------------------------------------
   Net Income                         Three Months ended   % Change
                                        December 31          from
                                       1996      1995     prior year
                                      -------  --------   ----------
                                        (in millions)

   Income excluding net realized
    gains on investments              $ 84.0    $48.9     74.7%
   Net realized gains on
    investments                         41.7     44.6     N.M.
                                      ------    -----     -----
   Net income                         $125.7    $93.5     N.M.
                                      ------    -----     -----

   (N.M. - Not meaningful)
   -----------------------------------------------------------------------------


   Higher net investment income and income from insurance operations were the main contributors to the 71.7 percent increase in income excluding net realized gains on investments for the first quarter of fiscal 1997, compared with the corresponding fiscal 1996 quarter. The increase in investment income and income from insurance operations were primarily attributable to the inclusion of the results of Tempest in the current quarter. Tempest contributed $9.3 million to net investment income and $31.4 million to income excluding net realized gains on investments.
   These increases were partially offset by an increase in general and administrative expenses.

   Both net income for the current quarter and the first quarter of fiscal 1996 benefitted from positive movements in the investment markets which produced significant net realized gains on investments in each of these quarters.


    Results of Operations - Three Months ended December 31, 1996 (continued)

    Premiums                              Three Months ended      % Change
                                             December 31            from
                                            1996       1995       prior year
                                          -------    -------      ----------
                                             (in millions)
    Gross premiums written:
             Excess liability              $ 38.3    $ 56.3         (32.0)%
             Financial Lines                 19.9       --            N.M.
             Directors and officers
              liability                      34.8      34.7           0.4
             Satellite                       19.3      24.0         (19.7)
             Aviation                         5.2       3.1          65.2
             Excess property                  6.0       6.1          (1.3)
             SIGCo / First Line               1.0       7.3           N.M.
             Property catastrophe
              (Tempest)                       1.7       --            N.M.
             Lloyd's syndicates               6.1       --            N.M.
             Other                            0.2       --            N.M.
                                          ------     -----         -------
                                          $132.5    $131.5           1.0%
                                          ======    ======         =======

    Net premiums written:
             Excess liability              $ 38.8    $ 56.3         (31.1)%
             Financial Lines                  6.6       --            N.M.
             Directors and officers
              liability                      34.8      34.7           0.4
             Satellite                       13.7      23.5         (41.5)%
             Aviation                         4.0       2.3          73.5
             Excess property                  6.0       5.2          15.5
             SIGCo / First Line               1.1       6.8           N.M.
             Property catastrophe
              (Tempest)                       1.7        --           N.M.
             Lloyd's syndicates               3.7        --           N.M.
             Other                            0.2        --           N.M.
                                          ------     -----         -------
                                          $110.6    $128.8         (14.1)%
                                          ======    ======         =======
    Net premiums earned:
             Excess liability              $ 53.7    $ 61.8         (13.0)%
             Financial Lines                 21.6       1.9           N.M.
             Directors and officers
              liability                      23.6      27.0         (12.5)
             Satellite                       13.4      18.2         (26.6)
             Aviation                         6.3       2.1         198.1
             Excess property                  4.2       1.3         229.3
             SIGCo / First Line               2.9       3.7         (20.9)
             Property catastrophe
              (Tempest)                      36.1       --            N.M.
             Lloyd's syndicates               2.3       --            N.M.
             Other                            0.3       --            N.M.
                                          ------     -----         -------
                                          $164.4    $116.0         (41.7)%

                                          ======    ======         =======

   For the three months ended December 31, 1996, gross written premiums increased by 1 percent from $131.5 million to $132.5 million despite continuing competitive pressures in most insurance markets. The growth in gross written premiums was mainly a result of the increase in financial lines premiums in the first quarter of fiscal 1997 from nil for the comparable fiscal 1996 quarter, together with the participation in the Lloyd's syndicates managed by MUL. These factors together accounted for a $26.0 million increase in gross written premiums. This increase was offset by declines in excess liability and satellite premiums. The decline in excess liability premiums of $18.0 million was mainly the result of continuing competitive pressures in that market. The decline in satellite premiums of $4.7 million was the result of reduced launch activity in the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996, where launch activity was considered high.

   Net premiums written declined by 14.1 percent to $110.6 million for the three months ended December 31, 1996, compared with $128.8 million for the first quarter of fiscal 1996. As with gross written premiums, the decrease in net written premiums is primarily the result of declines in excess liability premiums and satellite premiums. A portion of the decline in net premiums written is also a result of the Company's decision to purchase reinsurance for the financial lines and satellite product lines.

   Net premiums earned increased by $48.4 million or 41.7 percent to $164.4 million for the quarter ended December 31, 1996 compared with $116.0 million for the quarter ended December 31, 1995. The growth in net premiums earned was the result of contributions from the new lines of business, particularly financial lines, and the inclusion of Tempest earned premiums for the quarter which amounted to $36.1 million. These increases were offset somewhat by declines in excess liability and directors and officers liability earned premiums.

   -----------------------------------------------------------------------------
   Net Investment Income                         Three Months ended   % Change
                                                    December 31        from
                                                  1996        1995    prior year
                                                 -------   --------   ----------
                                                   (in millions)

     Net Investment Income                        $59.7      $47.1      26.8%
                                                  =====      =====      ====

   -----------------------------------------------------------------------------

   The increase in net investment income in the current quarter, as compared with the first quarter of fiscal 1996, is primarily attributable to a larger investable asset base. The larger investable asset base is due to positive cash flows from operations and the reinvestment of funds generated by the portfolio. The increase in the current quarter is also the result of the consolidation of the Tempest portfolio. The average yield on the investment portfolio remained relatively unchanged in the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996.

   -----------------------------------------------------------------------------
   Net Realized Gains on Investments                        Three Months ended
                                                               December 31
                                                             1996        1995
                                                            -------   --------
                                                              (in millions)

   Fixed maturities and short-term investments               $21.4      $25.9
   Equity securities                                           4.2        2.8
   Financial futures contracts                                17.7       14.8
   Currency gains (losses)                                    (1.6)       1.1
                                                             -----      -----
                                                             $41.7      $44.6
                                                             =====      =====

   -----------------------------------------------------------------------------


   The Company's investment strategy takes a long-term view and the portfolio is actively managed to maximize total return within certain specific guidelines which minimize risk. The portfolio is reported at fair value. The effect of market movements on the investment portfolio will directly impact net realized gains (losses) on investments when securities are sold. Changes in unrealized gains and losses, which result from the revaluation of securities held, are reported as a separate component of shareholders' equity.

   In May 1996, the Company decided to increase the equity exposure of the portfolio from 15 percent to 20 percent. This change to the equity exposure has been fully implemented during this current quarter. The remainder of the portfolio is comprised of fixed maturity securities.

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

   During the first quarter of fiscal 1997 the fair value of the Company's investment portfolio was positively impacted by a general increase in prices in the U.S. bond markets resulting from the decline in interest rates during the period. The sales proceeds for fixed maturity securities were generally higher than their amortized cost during most of the quarter which resulted in net realized gains of $21.4 million being recognized on fixed maturities and short-term investments. In the first quarter of fiscal 1996, net realized gains of $25.9 million were recognized on fixed maturities and short-term investments.

   With strong equity markets, net realized gains on sales of equity securities were $4.2 million in the first quarter of fiscal 1997 compared with gains of $2.8 million in the first quarter of fiscal 1996.

   Net realized gains on financial futures contracts of $17.7 million recorded in the first quarter of fiscal 1997 were primarily generated by the equity index futures contracts held, as a result of an over 8 percent rise in the S&P 500 Stock Index during the quarter. The majority of the $14.8 million of net realized gains on financial futures contracts recorded in the first quarter of fiscal 1996 were also generated by the equity index futures contracts held, as a result of a 6 percent rise in the S&P 500 Stock Index during that period. The remainder of the net realized gains on financial futures contracts in the first quarter of fiscal 1996 arose from gains recognized on futures contracts used by certain of the Company's external managers of fixed income securities.


   -----------------------------------------------------------------------------
   Combined Ratio                                           Three Months ended
                                                               December 31
                                                             1996        1995
                                                            -------   --------
                                                              (in millions)

   Losses and Loss Expense Ratio                             67.0%      80.1%
   Acquisition cost Ratio                                     8.6       10.4
   Administrative expense ratio                               9.6        7.9
                                                            -----       ----

   Combined ratio                                            85.2%      98.4%
                                                            =====       ====
   -----------------------------------------------------------------------------

   The underwriting results of a property and casualty insurer are discussed frequently by reference to its losses and loss expense ratio, acquisition cost ratio, administrative expense ratio and combined ratio. Each ratio is derived by dividing the relevant expense amounts by net premiums earned. The combined ratio is the sum of the losses and loss expense ratio, the acquisition cost ratio and the administrative expense ratio. A combined ratio under 100 percent indicates underwriting profits and a combined ratio exceeding 100 percent indicates underwriting losses. Property catastrophe reinsurance companies generally expect to have overall lower combined ratios as compared with other reinsurance companies with long-tail exposures.

   For the three months ended December 31, 1996, the losses and loss expense ratio was 67.0 percent compared to 80.1 percent for the first quarter of fiscal 1996. The ratio for the current quarter is impacted by the inclusion of Tempest. Property catastrophe loss experience is generally characterized by low frequency but high severity short-tail claims which may result in significant volatility in results. For the current quarter, Tempest's loss and loss expense ratio was 15.0 percent. Excluding Tempest, the loss and loss expense ratio would have been 81.0 percent. Several aspects of the Company's operations, including the low frequency and high severity of losses in the high excess layers in certain lines of business in which the Company provides insurance and reinsurance, complicate the actuarial reserving techniques utilized by the Company. Management believes, however, that the Company's reserves for unpaid losses and loss expenses, including those arising from breast implant litigation, are adequate to cover the ultimate cost of losses and loss expenses incurred through December 31, 1996. Since such provisions are necessarily based on estimates, future developments may result in ultimate losses and loss expenses significantly greater or less than such amounts (see "Breast Implant Litigation").

   Although acquisition costs increased by $2.0 million in the quarter, the acquisition cost ratio actually decreased due primarily to the change in the mix of business written in the quarter. Administrative expenses increased by $6.7 million in the current quarter compared to the first quarter of fiscal 1996. These additional expenses are primarily due to the increased cost base resulting from the strategic diversification by the Company over the past two years, including the introduction of the new insurance products during 1994 and 1995 and the recent acquisitions of Tempest, Methuen and Ockham Worldwide. In addition, the increase in the market value of the Company's shares during the quarter resulted in total expenses related to employee stock appreciation rights of $2.5 million compared with $1.4 million for the first quarter of fiscal 1996.

   LIQUIDITY AND CAPITAL RESOURCES

   As a holding company, ACE's assets consist primarily of the stock of its subsidiaries as well as other investments. In addition to investment income, its cash flows depend primarily on dividends or other statutorily permissible payments from its Bermuda-based insurance and reinsurance subsidiaries (the "Bermuda subsidiaries"). There are currently no legal restrictions on the payment of dividends from retained earnings by the Bermuda subsidiaries as the minimum statutory capital and surplus requirements are satisfied by the share capital and additional paid-in capital of each of the Bermuda subsidiaries. However, the payment of dividends or other statutorily permissible distributions by the Bermuda subsidiaries is subject to the need to maintain shareholder's equity at a level adequate to support the level of insurance and reinsurance operations.

   The Company's consolidated sources of funds consist primarily of net premiums written, investment income, and proceeds from sales and maturities of investments. Funds are used primarily to pay claims, operating expenses and dividends and for the purchase of investments.

   For the three months ended December 31, 1996, the Company's consolidated net cash flow from operating activities was $86.8 million, compared with $145.2 million for the three months ended December 31, 1995. Cash flows are affected by claims payments, which due to the nature of the insurance and reinsurance coverage provided by the Company, may comprise large loss payments on a limited number of claims and can therefore fluctuate significantly. The irregular timing of these large loss payments, for which the source of cash can be from operations, available credit facilities or routine sales of investments, can create significant variations in cash flow from operations between periods. For the three month periods ended December 31, 1996 and 1995, loss and loss expense payments amounted to $75.1 million and $22.0 million respectively. Total loss and loss expense payments amounted to $101.4 million, $73.1 million and $126.6 million in fiscal years 1996, 1995 and 1994, respectively.

   At December 31, 1996, total investments and cash amounted to approximately $4.3 billion, compared to $4.2 billion at September 30, 1996. The increase in investable assets can be attributed in part to the combined contribution of unrealized appreciation in the portfolio due to the general strength of both fixed income and equity markets, cash flows from operating activities during the quarter as well as the reinvestment of funds generated by the portfolio.

   The Company's investment portfolio is structured to provide a high level of liquidity to meet insurance related or other obligations. The consolidated investment portfolio is externally managed by independent professional investment managers and is invested in high quality investment grade marketable fixed income and equity securities, the majority of which trade
   in active, liquid markets.    The Company believes that its cash balances,
   cash flow from operations, routine sales of investments and the liquidity provided under its committed line of credit (discussed below) are adequate to allow the Company to pay claims within the time periods required under its policies.
                                        19

   The Company has a $50 million committed unsecured line of credit provided by a syndicate of six major international banks, led by Morgan Guaranty
   Trust Company of New York ("Morgan"). In accordance with the Company's cash management strategy, this facility is utilized when it is determined that borrowing on a short-term basis is advantageous to the Company. The line of credit agreement requires the Company to maintain consolidated tangible net worth of not less than $1.25 billion. There were no draw-downs from the line of credit during the three months ended December 31, 1996 and there were no outstanding borrowings at December 31, 1996.
   The syndicate of banks have also provided up to approximately 71 million pounds (approximately $120 million) for a five year, collateralized letter of credit ("LOC"), which will primarily be used to provide funds at Lloyd's to support underwriting capacity on Lloyd's syndicates in which the Company participates. Certain assets, amounting to 115 percent of the value of the LOC, have been pledged as collateral for the LOC.
   Morgan has served as the issuing bank for the letter of credit.

   The Board of Directors has authorized the repurchase from time to time of the Company's Ordinary Shares in open market and private purchase transactions. On August 9, 1996, the Board of Directors terminated the then existing share repurchase program and authorized a new program for up to $100.0 million of the Company's Ordinary Shares. During the quarter ended December 31, 1996, the Company repurchased 255,000 Ordinary Shares under the share repurchase program for an aggregate cost of $14.7 million. As at December 31, 1996, approximately $51.0 million of the Board authorization had not been utilized. During the period January 1, 1997 through February 6, 1997, the Company repurchased an additional 761,500 Ordinary Shares under the share repurchase program for an aggregate cost of $43.7 million, leaving approximately $7.4 million of the Board authorization not utilized. On February 7, 1997, the Board of Directors terminated the existing share repurchase program and authorized a new program for up to $100.9 million of the Company's Ordinary Shares.

   On October 18, 1996 and January 17, 1997, the Company paid quarterly dividends of 18 cents per share to shareholders of record on September 30, 1996 and December 29, 1996. On February 7, 1997 the Board of Directors declared a quarterly dividend of 18 cents per share payable on April 18, 1997 to shareholders of record on March 31, 1997. The declaration and payment of future dividends is at the discretion of the Board of Directors and will be dependent upon the profits and financial requirements of the Company and other factors, including legal restrictions on the payment of dividends and such other factors as the Board of Directors deems relevant.

   Fully diluted net asset value per share was $40.73 at December 31, 1996, compared with $38.31 at September 30, 1996.

   The Company maintains loss reserves for the estimated unpaid ultimate liability for losses and loss expenses under the terms of its policies and agreements. The ultimate liability is estimated using actuarial and statistical projections. The reserve for unpaid losses and loss expenses of $1.9 billion at December 31, 1996, includes $1.0 billion of case and loss expense reserves. While the Company believes that its reserve for unpaid losses and loss expenses at December 31, 1996 is adequate, future developments may result in ultimate losses and loss expenses significantly greater or less than the reserve provided. A number of the Company's insureds have given notice of claims relating to breast implants or components or raw material thereof that had been produced and/or sold by such y does not have adequate data upon which to anticipate any funding schedule for the payment of these liabilities, and it expects that the amount of time required to determine the financial impact of the options selected by claimants may extend well into 1997 and beyond. Payments may be accelerated for some policyholders in 1997 as a result of settlement of opt-out cases and as additional payments are required to fund Settlement II (see "Breast Implant Litigation").

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

   On May 15, 1995, the Dow Corning Corporation, a significant participant in the Global I settlement, filed for protection under Chapter 11 of the U.S. Bankruptcy Code.

   As of June 1, 1995, over 440,000 registrations were received by the Global I Claims Administrator. Approximately 248,500 of these were filed by domestic class members by the September 16, 1994 deadline for making claims under the Current Disease Compensation Program. Based on an analysis of about 3,000 of these registrations, the judge concluded that a severe racheting (or reduction) of the settlement amounts shown in the notice of settlement would occur if current claims were evaluated under the existing criteria and if funding of the Current Disease Compensation Program remained at the $1.2 billion level.

   Because of the anticipated racheting of benefit amounts and the defendants' right to withdraw under the Global I settlement, the judge entered an order on October 9, 1995 declaring that class members had new opt-out rights and that in general class members and their attorneys should not expect to receive any benefits under Global I.

   On October 1, 1995, negotiators for three of the major defendants agreed on the essential elements of a revised individual settlement plan for domestic class members with at least one implant from any of those manufacturers ("Settlement II"). In general, under Settlement II, the amounts payable to individual participants, and the manufacturers' obligations to make those payments, would not be affected by the number of class members electing to opt out from the new plan. Also, in general, the compensation would be fixed rather than subject to potential further racheting, and the manufacturers would not have a right to walk away because of the amount of claims payable. Finally, each settling defendant agreed to be responsible only for cases in which its implant was identified, and not for a percentage of all cases.

   Participants with implants from one or more of those three defendants who had submitted timely claims under Global I would have two options.

   Option One: An amount based on disease criteria and severity levels in the Global I settlement ranging from $10,000 to $100,000. Although substantially less than the amounts shown in the initial notices for Global I settlement, they are greater for many claimants than the amounts that, after racheting, would have been offered under Global I and are not subject to a "walkaway" by defendants because of such opt-outs.


   Option Two: A potentially higher benefit based on having or developing during a 15-year period certain diseases that meet more restrictive criteria. The compensation range for persons qualifying under this option is from $75,000 to $250,000. Qualifying claimants would also be eligible for an advance payment of $1,000 under certain circumstances. In general, the maximum total obligation under this 15-year program allocated among the three defendants plus the additional defendants referred to below is $755 million.

   Each Current Claimant, regardless of the option selected, would be paid an advance payment of $5,000 and would also be eligible for an additional payment of $3,000 to defray the costs of explantation during that 15-year period should the person choose to do so without regard to the status of any appeals. Current Claimants would be given an extended period of time to identify manufacturers of their implants, to correct any deficiencies in the documentation supporting their prior claims or to provide additional support for claims under the more restrictive criteria.

   By November 13, 1995, Settlement II was approved by the three major defendants. In addition, two other defendants became part of Settlement II, although certain of their settlement terms are different and more restricted than the plan offered by the original three defendants.

   On December 22, 1995, the judge approved Settlement II and the materials for giving notice to claimants although several appeals concerning Settlement II have been lodged with the Eleventh Circuit Court of Appeals. In mid-January 1996, the three major defendants each made a payment of $125 million to a court-established fund as an initial reserve for payments to be made under Settlement II. The Claims Administrator is sending out notifications of status and advance payments to claimants who submitted implant manufacturer proof. Although Option One closed on December 16, 1996, information on the estimated total cost of Settlement II and the number of opt -outs is not presently available.

   Although the Company has underwritten the coverage for a number of the defendant companies including four of the companies involved in the revised Settlement II described above, the Company anticipates that insurance coverage issued prior to the time the Company issued policies will be available for a portion of the defendants' liability. In addition, the Company's policies only apply when the underlying liability insurance policies or per occurrence retentions are exhausted.

   Declaratory judgment lawsuits, involving four of the Company's insureds, have been filed seeking guidance on the appropriate trigger for their insurance coverage. None of the insureds have named the Company in such lawsuits, although other insurers and third parties have sought to involve the Company in those lawsuits. To date, one court has stayed a lawsuit against the Company by other insurers; a second court has dismissed the claims by other insurers against the Company. Another court in Texas has ruled against the Company's arguments that the court should dismiss the claims by other insurers and certain doctors attempting to bring the Company into coverage litigation there. On appeal in the Texas lawsuit, the appellate court affirmed the lower court's order refusing to dismiss the claims against the Company; further appellate review in the Texas Supreme Court has been sought. In addition, further efforts are contemplated to stay or dismiss the doctor's claims against the Company in the Texas lawsuit. The remaining case is presently stayed; if it is activated, the Company will resist involvement on jurisdictional and other grounds.

   At June 30, 1994, the Company increased its then existing reserves relating to breast implant claims. Although the reserve increase was partially satisfied by an allocation from existing IBNR, it also required an increase in the Company's total reserve for unpaid losses and loss expenses at June 30, 1994 of $200 million. The increase in reserves was based on information made available in conjunction with Global I (including information relating to opt-outs) and information made available from the Company's insureds and was predicated upon an allocation between coverage provided before and after the end of 1985 (when the Company commenced underwriting operations). No additional reserves relating to breast implant claims have been added since June 30, 1994.


   The Company continually evaluates its reserves in light of developing information and in light of discussions and negotiations with its insureds. In August 1996, the Company settled with one of its insureds, a breast implant manufacturer, for a sum of money to be paid out over a number of years in the future. The settlement is consistent with the Company's belief that its reserves are adequate. Significant uncertainties continue to exist with regard to the ultimate outcome and cost of Settlement II and the number and value of the opt-out claims. While the Company is unable at this time to determine whether additional reserves, which could have a material adverse effect upon the financial condition, results of operations and cash flows of the Company, may be necessary in the future, the Company believes that its reserves for unpaid losses and loss expenses including those arising from breast implant claims are adequate as of December 31, 1996.

                                          ACE LIMITED

                                    PART II - OTHER INFORMATION

   Item 4.  Submission of matters to a vote of security holders
   ------------------------------------------------------------

   1)       The Annual General Meeting was held on February 7, 1997.

   2)       The following matters were voted on at the Annual General Meeting:

            a)  The following directors were elected.

                                         Term           Votes           Votes
                                       Expiring        in favour       Withheld
                                       --------       -----------      --------
           Meryl D. Hartzband             1999        47,892,779        55,874

           Donald Kramer                  1999        47,892,523        56,130

           Michael G. Atieh               2000        47,891,453        57,200

           Bruce Crockett                 2000        47,891,219        57,434

           Robert W. Staley               2000        47,892,544        56,100

           Gary M. Stuart                 2000        47,891,459        57,194


           b) The appointment or Coopers & Lybrand L.L.P. as independent public accountant for the Company for the year ended September 30, 1997 was ratified and approved.

               The holders of 47,910,015 shares voted in favour, 5,954 shares voted against and 32,684 shares abstained.

   Item 5.  Other Information
   --------------------------

   1) On February 7, 1997 the Company declared a dividend of $0.18 per Ordinary Share payable on April 18, 1997 to shareholders of record on March 31, 1997.

   2) The Board of Directors has authorized the repurchase from time to time of the Company's Ordinary Shares in open market and private purchase transactions. On February 7, 1997, the Board of Directors terminated the then existing share repurchase program and authorized a new program for up to $100.0 million of the Company's Ordinary Shares.


   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
   -----------------------------------------


   a)      Exhibit 11.1 - Statement regarding computation of earnings per Share.

   b)      There were no reports on Form 8-K filed during the quarter.

                                         SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             ACE  LIMITED







   February 10, 1997                      ____________________________________
                                                     Brian Duperreault
                                               Chairman, President and Chief
                                                     Executive Officer




   February 10, 1997                      ____________________________________
                                                  Christopher Z. Marshall
                                            Executive Vice President and Chief
                                                     Financial Officer

   EXHIBIT INDEX
   -------------



   Exhibit
   Number         Description                                   Numbered Page
   -------        ------------                                  -------------

   11.1           Computation of earnings per share                  27

   27             Financial Data Schedule                            28