Form 10-Q
period 1997-03-31
ACE LTD
filed 1997-05-15
CIK 896159

                                   UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549


                                      FORM 10-Q



   (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                       For the Quarter Ended March 31, 1997

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

                         YES  ____x___        NO  _________


The number of registrant's Ordinary Shares ($0.125 par value) outstanding as of May 12, 1997 was 55,803,100.

                                 ACE LIMITED

                             INDEX TO FORM 10-Q


Part I.  FINANCIAL INFORMATION
-------------------------------


                                                                     Page No.

Item 1. Financial Statements:

        Consolidated Balance Sheets
               March 31, 1997 (Unaudited) and September 30, 1996        1

        Consolidated Statements of Operations (Unaudited)
               Three Months Ended March 31, 1997 and March 31, 1996
               Six Months Ended March 31, 1997 and March 31, 1996       2

        Consolidated Statements of Shareholders' Equity (Unaudited)
               Six Months Ended March 31, 1997 and March 31, 1996       3

        Consolidated Statements of Cash Flows (Unaudited)
               Six Months Ended March 31, 1997 and March 31, 1996       4

        Notes to Interim Consolidated Financial Statements (Unaudited)  5


Item 2. Management's Discussion and Analysis of Results of Operations
               and Financial Condition                                  8


Part II.  OTHER INFORMATION
---------------------------

Item 5. Other information                                               25


Item 6. Exhibits and Reports on Form 8-K                                25


Signatures                                                              26


                                                ACE LIMITED AND SUBSIDIARIES
                                                CONSOLIDATED BALANCE SHEETS
                                           March 31, 1997 and September 30, 1996
                                                                                            March 31      September 30
                                                                                              1997            1996
                                                                                            ---------------------------
                                                                                           (unaudited)
                                                                                           (in thousands of U.S. Dollars,
                                                                                           except share and per share data)

ASSETS
Investments and cash
      Fixed maturities, at fair value
          (amortized cost - $3,310,876 and $3,394,437)                                    $3,264,759        $3,389,762
      Equity securities, at fair value (cost - $435,859 and $257,049)                        472,445           323,005
      Short-term investments, at fair value (amortized cost - $371,199 and $376,680)         371,442           376,680
      Other investments, at cost                                                              12,453            12,453
      Cash                                                                                    87,581            53,374
                                                                                       -------------     -------------

          Total investments and cash                                                       4,208,680         4,155,274

Goodwill on Tempest acquisition                                                              199,204           201,742
Accrued investment income                                                                     42,451            42,728
Deferred acquisition costs                                                                    31,227            34,546
Premiums and insurance balances receivable                                                    97,982            85,033
Prepaid reinsurance premiums                                                                  22,792            15,421
Other assets                                                                                 110,955            39,614
                                                                                       -------------      ------------

                           Total assets                                                   $4,713,291        $4,574,358
                                                                                          ==========        ==========

LIABILITIES
Unpaid losses and loss expenses                                                           $1,925,011        $1,836,113
Unearned premiums                                                                            382,973           398,731
Premiums received in advance                                                                  35,020            26,381
Accounts payable and other liabilities                                                        86,561            54,913
Dividend payable                                                                              10,506            10,471
Reinsurance balances payable                                                                   1,172             3,471
                                                                                      --------------    --------------

          Total liabilities                                                                2,441,243         2,330,080
                                                                                         -----------       -----------

Commitments and contingencies

SHAREHOLDERS' EQUITY
Ordinary Shares ($0.125 par value, 100,000,000 shares authorized;
   56,796,129 and 58,170,755 shares issued and outstanding)                                    7,100             7,271
Additional paid-in capital                                                                 1,132,315         1,156,194
Unearned stock grant compensation                                                             (3,355)           (1,299)
Net unrealized appreciation (depreciation) on investments                                     (9,288)           61,281
Cumulative translation adjustment                                                              1,210               131
Retained earnings                                                                          1,144,066         1,020,700
                                                                                         -----------       -----------

          Total shareholders' equity                                                       2,272,048         2,244,278
                                                                                         -----------       -----------

          Total liabilities and shareholders' equity                                      $4,713,291        $4,574,358
                                                                                          ==========        ==========

       See accompanying notes to interim consolidated financial statements





                                                ACE LIMITED AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                             For the Three Months and Six Months Ended March 31, 1997 and 1996
                                                        (Unaudited)




                                                                Three Months Ended               Six Months Ended
                                                                     March 31                        March 31
                                                               1997            1996             1997         1996
                                                          -----------      ----------        ----------    -----------
                                                        (in thousands of U.S. Dollars,  except share and per share data)

REVENUES
    Gross premiums written                                 $   203,333    $   188,894       $   335,845   $   320,375
    Reinsurance premiums ceded                                 (14,745)       (11,359)          (36,643)      (14,045)
                                                          ------------   ------------      ------------  ------------

    Net premiums written                                       188,588        177,535           299,202       306,330
    Change in unearned premiums                                (29,947)       (31,142)           23,839       (43,953)
                                                          -------------  ------------      ------------  ------------

    Net premiums earned                                        158,641        146,393           323,041       262,377
    Net investment income                                       58,094         48,312           117,832        95,438
    Net realized gains (losses) on investments                  (2,339)         5,261            39,384        49,863
                                                         ------------- --------------      ------------  ------------

               Total revenues                                  214,396        199,966           480,257       407,678
                                                          ------------   ------------       -----------   -----------

EXPENSES
    Losses and loss expenses                                   105,290        121,076           215,440       214,000
    Acquisition costs                                           11,887         12,549            26,016        24,663
    Administrative expenses                                     19,270          9,538            35,111        18,676
                                                          -------------  -------------      ------------ -------------

               Total expenses                                  136,447        143,163           276,567       257,339
                                                          ------------   ------------       -----------  ------------

NET INCOME                                                $     77,949   $     56,803        $  203,690   $   150,339
                                                          ============   ============        ==========   ===========

Earnings per share                                             $ 1.34          $ 1.22           $ 3.48         $ 3.24
                                                               ======          ======           ======         ======

Weighted average shares outstanding                         58,112,439     46,459,621        58,600,898    46,462,323
                                                            ==========     ==========        ==========    ==========


       See accompanying notes to interim consolidated financial statements


                                                ACE LIMITED AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                      For the Six Months Ended March 31, 1997 and 1996
                                                        (Unaudited)
                                                                                            March 31         March 31
                                                                                             1997            1996
                                                                                         ------------   --------------
                                                                                         (in thousands of U.S. Dollars)

Ordinary Shares
      Balance - beginning of period                                                   $        7,271   $         5,764
      Exercise of stock options                                                                    8              --
      Issued under Employee Stock Purchase Plan                                                    1              --
      Issued under Stock Appreciation Right Replacement Plan                                       8              --
      Repurchase of shares                                                                      (188)               (1)
                                                                                     ---------------  ----------------
          Balance - end of period                                                              7,100             5,763
                                                                                      --------------    --------------

Additional paid-in capital
      Balance - beginning of period                                                        1,156,194           548,513
      Exercise of options for Ordinary Shares                                                  1,641             --
      Issued under Employee Stock Purchase Plan                                                  228             --
      Issued under Stock Appreciation Right Replacement Plan                                   3,919             --
      Cancellation of awards                                                                     (87)            --
      Repurchase of Ordinary Shares                                                          (29,580)              (72)
                                                                                       -------------  ----------------

          Balance - end of period                                                          1,132,315           548,441
                                                                                         -----------      ------------

Unearned stock grant compensation
      Balance - beginning of period                                                           (1,299)           (1,796)
      Stock grants awarded                                                                    (3,225)             (272)
      Stock grants forfeited                                                                      79                60
      Amortization                                                                             1,090               488
                                                                                     ---------------  ----------------

          Balance - end of period                                                             (3,355)           (1,520)
                                                                                     ---------------    --------------

Net unrealized appreciation (depreciation) on investments
      Balance - beginning of period                                                           61,281            94,694
      Net depreciation during period                                                         (70,569)          (40,349)
                                                                                      --------------    --------------

          Balance - end of period                                                             (9,288)           54,345
                                                                                     ---------------    --------------

Cumulative translation adjustments
      Balance - beginning of period                                                              131             --
      Net adjustment for period                                                                1,079              (180)
                                                                                     ---------------   ---------------

          Balance - end of period                                                              1,210              (180)
                                                                                     ---------------   ---------------

Retained earnings
      Balance - beginning of period                                                        1,020,700           795,488
      Net income                                                                             203,690           150,339
      Dividends declared                                                                     (20,665)          (12,929)
      Repurchase of Ordinary Shares                                                          (59,659)              (96)
                                                                                       -------------  ----------------

          Balance - end of period                                                          1,144,066           932,802
                                                                                         -----------      ------------

TOTAL SHAREHOLDERS' EQUITY                                                                $2,272,048        $1,539,651
                                                                                          ==========        ==========

                            See accompanying notes to interim consolidated financial statements


                                                ACE LIMITED AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      For the Six Months Ended March 31, 1997 and 1996
                                                        (Unaudited)

                                                                                            March 31           March 31
                                                                                              1997               1996
                                                                                          -------------     ------------
                                                                                           (in thousands of U.S. Dollars)

Cash flows from operating activities
Net income                                                                               $   203,690        $   150,339
Adjustments to reconcile net income to net cash provided by
operating activities
      Unearned premiums                                                                      (15,758)            43,953
      Unpaid losses and loss expenses                                                         88,898            173,436
      Prepaid reinsurance premiums                                                            (7,371)              --
      Net realized gains on investments                                                      (39,384)           (49,863)
      Amortization of premium/discount                                                        (2,511)            (2,713)
      Deferred acquisition costs                                                               3,319                202
      Insurance balances receivable                                                          (12,949)           (11,779)
      Premiums received in advance                                                             8,639             12,640
      Reinsurance balances payable                                                            (2,299)              --
      Accounts payable and other liabilities                                                  (8,531)             6,296
      Accrued investment income                                                                  277             (6,401)
      Other                                                                                      728             (2,868)
                                                                                    ----------------     --------------

      Net cash flows from operating activities                                               216,748            313,242
                                                                                       -------------       ------------

Cash flows from investing activities
      Purchases of fixed maturities                                                       (3,255,722)        (5,179,119)
      Purchases of equity securities                                                        (402,393)          (108,692)
      Sales of fixed maturities                                                            3,371,215          4,870,057
      Sales of equity securities                                                             224,781            101,492
      Maturities of fixed maturities                                                           5,000             32,580
      Net realized gains on financial futures contracts                                        9,246             14,407
      Acquisitions of subsidiaries, net of cash acquired                                     (30,416)           (11,572)
                                                                                       -------------      -------------

      Net cash used in investing activities                                                  (78,289)          (280,847)
                                                                                       -------------       ------------

Cash flows from financing activities
      Repurchase of Ordinary Shares                                                          (89,427)              (169)
      Dividends paid                                                                         (20,630)           (12,911)
      Proceeds from exercise of options for Ordinary Shares                                    1,649               --
      Proceeds from shares issued under Stock Appreciation Right Replacement Plan              4,156               --
                                                                                         -----------      -------------

      Net cash used for financing activities                                                (104,252)           (13,080)
                                                                                       -------------     --------------

Net increase in cash                                                                          34,207             19,315
Cash - beginning of period                                                                    53,374             16,929
                                                                                      --------------     --------------

Cash - end of period                                                                   $      87,581      $      36,244
                                                                                       =============      =============


           See accompanying notes to interim consolidated financial statements


                                                               4
/TABLE

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

On November 26, 1996, the Company, through its wholly-owned subsidiary ACE UK Limited, acquired ACE London Holdings Ltd. ("ACE London") (formerly Ockham Worldwide Holdings PLC), a wholly owned subsidiary of Ockham Holdings PLC. ACE London owns two Lloyd's of London ("Lloyd's") managing agencies, ACE London Aviation Limited ("ALA") (formerly Ockham Sturge Aviation Agency Ltd.) and ACE London Underwriting Limited ("ALU") (formerly Ockham Worldwide Agency Ltd.). Together these two agencies manage six syndicates with total underwriting capacity for the 1997 year of account of (pound)361 million (approximately $591 million). ACE London also owns a Lloyd's corporate member which provides funds at Lloyd's to support underwriting on these syndicates. The Company is providing funds at Lloyd's of approximately (pound)7.5 million (approximately $12 million), which is primarily in the form of a letter of credit, supporting approximately (pound)15 million (approximately $25 million) of premium writing capacity to the syndicates managed by ALA and ALU for the 1997 year of account. The acquisition has been recorded using the purchase method of accounting.

On November 26, 1996, the Company, through ACE UK Limited, also acquired the remaining 49 percent interest in Methuen Group Limited ("Methuen"), the holding company for Methuen Underwriting Limited, which it did not already own. The Company had originally acquired a 51 percent interest in Methuen on March 27, 1996. The acquisition of the remaining 49 percent interest has been recorded using the purchase method of accounting.

Following the acquisition of ACE London in November 1996, the Company has three managing agencies at Lloyd's. The Company is in the process of merging these three agencies into two, with MUL becoming dormant, and have established one central management and support team servicing both agencies and all the syndicates. It is also proposed to merge specific syndicates to create larger underwriting units with the size and competitive potential appropriate to the changing marketplace.

In March 1997, the Company, together with two other insurance companies, formed a managing general agency in Bermuda to provide underwriting services to the three organizations for political risk insurance coverage. The new company, Sovereign Risk Insurance Limited ("Sovereign") will issue subscription policies on behalf of the three participants with the Company underwriting 45 percent of each risk. Sovereign will initially offer limits of up to $50 million per project and $100 million per country.


At March 31, 1997 approximately 58 percent of the Company's written premiums came from insureds based in North America with approximately 36 percent coming from the United Kingdom and continental Europe and approximately 6 percent from other countries.

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

                          ACE LIMITED AND SUBSIDIARIES
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 (Unaudited)


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

On December 22, 1995, the judge approved Settlement II and the materials for giving notice to claimants although an appeal concerning Settlement II is pending with the Eleventh Circuit Court of Appeals. In mid-January 1996, the three major defendants each made a payment of $125 million to a court-established fund as an initial reserve for payments to be made under Settlement II. The Claims Administrator continues to send out notifications of status and advance payments to claimants who submitted implant manufacturer proof. Although option one closed on December 16, 1996, information on the estimated total cost of Settlement II and the number of opt-out is not presently available.

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

                        ACE LIMITED AND SUBSIDIARIES
     NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 (Unaudited)



The Company continually evaluates its reserves in light of developing information and in light of discussions and negotiations with its insureds. In August 1996, the Company settled with one of its policyholders, for a sum of money to be paid out over a number of years. The first payment was made in December 1996. The settlement is consistent with the Company's belief that its reserves are adequate. In April 1997, the Company made a payment to another policyholder in the amount of $100 million. Additional limits remain for this insured. This payment was expected by the Company and was included in previous reserves. Significant uncertainties continue to exist with regard to the ultimate outcome and cost of Settlement II and the number and value of the opt-out claims. While the Company is unable at this time to determine whether additional reserves, which could have a material adverse effect upon the financial condition, results of operations and cash flows of the Company, may be necessary in the future, the Company believes that its reserves for unpaid losses and loss expenses including those arising from breast implant claims are adequate as at March 31, 1997.

3.  Shares Issued and Outstanding

On February 7, 1997, the Board of Directors terminated the then existing share repurchase program and authorized a new program for up to $100.0 million of the Company's Ordinary Shares. During the six month period ended March 31, 1997, the Company repurchased 1,504,000 Ordinary Shares under the share repurchase programs for an aggregate cost of $89.4 million. As at March 31, 1997, approximately $69.0 million of the February 7, 1997 Board authorization had not been utilized.

4.  Restricted Stock Awards

During the quarter ended March 31, 1997, 5,000 restricted Ordinary Shares were awarded to an officer of the Company. These shares vest at various dates through November 1999. In addition, 5,028 restricted Ordinary Shares were awarded to outside directors of the Company under the terms of the 1995 Outside Directors Plan. These shares vest in February 1998. Also during the quarter, 2,500 restricted Ordinary Shares were forfeited due to resignations by officers of the Company and its subsidiaries.

5.   Credit Facilities

The Company has a committed line of credit provided by a syndicate of six major international banks, led by Morgan Guaranty Trust Company of New York ("Morgan") which provides for unsecured borrowings up to an aggregate amount of $50 million. The line of credit agreement requires the Company to maintain consolidated tangible net worth of not less than $1.25 billion. At March 31, 1997, there were no outstanding loans under this arrangement.

With effect from November 22, 1996, the same syndicate of banks has also provided up to (pound)70.3 million (approximately $115 million) for a five year, collateralized letter of credit ("LOC"), which is primarily used to provide funds at Lloyd's to support underwriting capacity on Lloyd's syndicates in which the Company participates. Certain assets, amounting to 115 percent of the value of the LOC, have been pledged as collateral for the LOC. At March 31, 1997 there were no drawdowns on the LOC.

6. Reclassification

Certain  items  in  the  prior  period   financial   statements  have  been
reclassified to conform with the current period presentation.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION


General

The following is a discussion of the Company's results of operations, financial condition, liquidity and capital resources as of and for the three and six months ended March 31, 1997. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. This discussion should be read in conjunction with the consolidated financial statements, related notes thereto and the Management's Discussion and Analysis of Results of Operations and Financial Condition included in the Company's 1996 Annual Report on Form 10-K.

ACE Limited ("ACE") is a holding company which, through its Bermuda-based operating subsidiaries, A.C.E. Insurance Company, Ltd. ("ACE Insurance"), Corporate Officers & Directors Assurance Ltd. ("CODA") and Tempest Reinsurance Company Limited ("Tempest"), provides insurance and reinsurance for a diverse group of international clients. In addition, the Company provides funds at Lloyd's of London ("Lloyd's") to support underwriting by syndicates managed by Methuen Underwriting Limited ("MUL") ACE London Aviation Limited ("ALA") and ACE London Underwriting Limited ("ALU"), each indirect wholly owned subsidiaries of ACE. The term "the Company" refers to ACE and its subsidiaries, excluding Methuen (as defined below) and ACE London (as defined below).

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

On March 27, 1996, the Company acquired a controlling interest in Methuen Group Limited ("Methuen"), the holding company for MUL, a leading Lloyd's managing agency. On November 26, 1996, the Company acquired the remaining 49 percent interest in Methuen. MUL manages six syndicates with a total underwriting capacity of (pound)366 million (approximately $555 million) for the 1996 year of account and (pound)384 million (approximately $629 million) for the 1997 year of account. Total underwriting capacity is the amount of gross premiums that a syndicate at Lloyd's can underwrite in a given year of account. However, a syndicate is not required to fully utilize all of the capacity and it is not unusual for capacity utilization to be significantly lower than 100 percent. For the 1996 year of account, the Company, through a corporate subsidiary, has participated in the underwriting of these syndicates by providing funds at Lloyd's of (pound)12.25 million (approximately $18 million), which was primarily in the form of a letter of credit, supporting (pound)24.5 million (approximately $37 million) of underwriting capacity. For the 1997 year of account, the Company, through a corporate subsidiary, has provided funds at Lloyd's of approximately (pound)64 million (approximately $105 million) to support up to approximately (pound)128 million (approximately $209 million) of premium writing capacity by syndicates managed by MUL. The syndicates managed by MUL in which the Company participates underwrite aviation, marine and non-marine risks.

On November 26, 1996, the Company acquired ACE London Holdings Ltd. ("ACE London") (formerly Ockham Worldwide Holdings PLC), a wholly owned subsidiary of Ockham Holdings PLC. ACE London owns two Lloyd's managing agencies, ALA and ALU. Together these two agencies manage six syndicates with total underwriting capacity for the 1997 year of account of (pound)361 million (approximately $591 million). ACE London also owns a Lloyd's corporate member which provides funds at Lloyd's to support underwriting on these syndicates. For the 1997 year of account the Company, through a corporate subsidiary, is providing funds at Lloyd's of approximately (pound)7.5 million (approximately $12 million), which is primarily in the form of a letter of credit, supporting approximately (pound)15 million (approximately $25 million) of premium writing capacity to the syndicates managed by ALA and ALU. The syndicates managed by ALA and ALU in which the Company participates underwrite aviation and non-marine risks.

Following the acquisition of ACE London in November 1996, the Company has three managing agencies at Lloyd's. The Company is in the process of merging these three agencies into two, with MUL becoming dormant, and have established one central management and support team servicing both agencies and all the syndicates. It is also proposed to merge specific syndicates to create larger underwriting units with the size and competitive potential appropriate to the changing marketplace.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)



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

The Company offers global excess property "all risk" insurance , providing limits of up to a maximum of $50 million per occurrence with a minimum attachment point generally of $25 million. Coverage includes such perils as windstorm, earthquake and fire, as well as explosion. Consequential business interruption coverage is also offered. In certain circumstances, the Company uses reinsurance to establish the retained net limit per risk. In addition, the Company has purchased catastrophe reinsurance to control the possible effects of cumulative natural peril exposure.

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

With effect from November 20, 1996, the Company participates in the reinsurance of Shipowners Insurance and Guaranty Company Ltd. ("SIGCo"), a Bermuda-based company approved by the United States Coast Guard to provide financial guarantees required by the United States Coast Guard to allow them to issue Certificates of Financial Responsibility under the Oil Pollution Act of 1990 to owners of vessels operating in U.S. waters. SIGCo underwrites the risks previously written by the "First Line" program in which the Company has participated since December 1994. The Company has purchased excess of loss reinsurance to limit its exposure in this line.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)


In March 1997, the Company, together with two other insurance companies, formed a managing general agency in Bermuda to provide underwriting services to the three organizations for political risk insurance coverage. The new company, Sovereign Risk Insurance Limited ("Sovereign") will issue subscription policies on behalf of the three participants with the Company underwriting 45 percent of each risk. Sovereign will initially offer limits of up to $50 million per project and $100 million per country.

On April 23, 1997 the Company announced that it had signed a quota share treaty reinsurance agreement with the Multilateral Investment Guarantee Agency ("MIGA"), part of the World Bank Group. MIGA provides coverage for foreign investments in developing countries. The agreement allows MIGA to provide private investors and developing countries additional capacity to support developmentally sound investment projects. The coverages offered will be the same as those offered by MIGA's guarantee program, namely, transfer restriction, expropriation, war and civil disturbance and breach of contract. The quota share treaty offers limits up to $25 million per contract with an aggregate of $100 million per country.

The Company will continue to evaluate potential new product lines and other opportunities in the insurance and reinsurance markets.

Results of Operations - Three Months ended March 31, 1997


  Net Income                                   Three Months ended   % Change
                                                    March 31         from
                                                 1997      1996     prior year
                                               -----------------   -----------
                                                       (in millions)

Income excluding net realized gains (losses)
 on investments                                  $80.3     $51.5      55.8%
Net realized gains (losses) on investments        (2.3)      5.3       N.M.
                                               -------   -------      -----
Net income                                       $78.0     $56.8       N.M.
                                                 =====    ======      =====

(N.M. - Not meaningful)



Higher net investment income and income from insurance operations were the main contributors to the 55.8 percent increase in income excluding net realized gains (losses) on investments for the second quarter of fiscal 1997, compared with the corresponding fiscal 1996 quarter. The increase in investment income and income from insurance operations were primarily attributable to the inclusion of the results of Tempest in the current quarter. Tempest contributed $8.6 million to net investment income and $29.9 million to income excluding net realized gains (losses) on investments. These increases were partially offset by an increase in general and administrative expenses.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)



Results of Operations - Three Months ended March 31, 1997


  Premiums                                     Three Months ended   % Change
                                                    March 31         from
                                                 1997      1996     prior year
                                               -----------------   -----------
                                                       (in millions)

  Gross premiums written:
      Excess liability                           $36.8     $  57.0    (35.5)%
      Directors and officers liability            15.0        16.8    (10.1)
      Satellite                                   22.7        23.8     (4.6)
      Aviation                                     8.4         8.0      5.0
      Excess property                              8.9         6.0     46.8
      Financial Lines                             33.1        73.6    (55.1)
      Lloyd's syndicates                           4.3          --      N.M.
      Property catastrophe (Tempest)              72.5          --      N.M.
      Other                                        1.6         3.7    (56.1)
                                                ------      ------    ------
                                                $203.3      $188.9      7.6%
                                                 =====      ======    ======

  Net premiums written:
      Excess liability                           $34.1     $  53.1    (35.6)%
      Directors and officers liability            15.0        16.7    (10.1)
      Satellite                                   14.3        20.1    (28.8)
      Aviation                                     6.6         6.5      0.1
      Excess property                              8.9         5.1     72.6
      Financial Lines                             33.1        73.6    (55.1)
      Lloyd's syndicates                           2.7         --       N.M.
      Property catastrophe (Tempest)              72.5         --       N.M.
      Other                                        1.4         2.4    (41.9)
                                                ------      ------    ------
                                                $188.6      $177.5      6.2%
                                                ======      ======    =====

  Net premiums earned:
      Excess liability                           $46.1      $ 59.8    (22.9)%
      Directors and officers liability            24.5        26.7     (8.5)
      Satellite                                   16.7        19.1    (12.4)
      Aviation                                     6.4         4.3     50.2
      Excess property                              5.0         2.8     77.8
      Financial Lines                             21.8        31.1    (29.9)
      Lloyd's syndicates                           4.6         --       N.M.
      Property catastrophe (Tempest)              31.0         --       N.M.
      Other                                        2.5         2.6     (3.8)
                                                ------      ------    ------
                                                $158.6      $146.4      8.4%
                                                ======      ======    =====

  (N.M. - Not meaningful)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)


Results of Operations - Three Months ended March 31, 1997 (continued)

For the three months ended March 31, 1997, gross premiums written increased by 7.6 percent from $188.9 million to $203.3 million despite continuing competitive pressures in most insurance markets. The growth in gross premiums written is mainly attributable to the inclusion of Tempest premiums in the second quarter of fiscal 1997. As Tempest was purchased on July 1, 1996, there are no Tempest premiums in the comparable fiscal 1996 quarter. Tempest's written premiums during the quarter were down approximately 5 percent over last year. This decrease was a result of real rate reduction, increasing attachments and some cancellations due to pricing which was offset somewhat by several new policies written in the quarter. Growth in excess property premiums together with the participation in the Lloyd's syndicates managed by MUL also contributed to the increase. These factors together accounted for a $79.7 million increase in gross written premiums in the quarter. This increase was offset mainly by declines in excess liability and financial lines premiums. The decline in excess liability premiums of $20.2 million was mainly the result of continuing competitive pressures in that market which are expected to continue in the near term. These pressures have adversely effected the pricing of the excess liability business but have also led to a reduction in the Company's exposure and an improved risk profile. Financial lines premiums declined by $40.5 million in the second quarter of fiscal 1997 compared to the second quarter of fiscal 1996 primarily because the opportunity to renew a large premium amount written in the second quarter of fiscal 1996 was not available in the second quarter of fiscal 1997. Directors and officers liability premiums also decreased by $1.8 million or
10.1 percent as this line still faces an extremely competitive environment with its corresponding pressure on prices. However, the effects of multi-year policies and changes in anniversary dates on renewal business positively impacted directors and officers liability premiums this quarter.

Net premiums written increased by 6.2 percent to $188.6 million for the three months ended March 31, 1997, compared with $177.5 million for the second quarter of fiscal 1996. As with gross premiums written, the increase in net premiums written is primarily the result of the inclusion of Tempest premiums in the second quarter of fiscal 1997. Growth in excess property premiums together with the participation in the Lloyd's syndicates managed by MUL also contributed to the increase. These increases were offset somewhat by declines in excess liability, financial lines and satellite premiums.

Net premiums earned increased by 8.4 percent to $158.6 million for the quarter ended March 31, 1997 compared with $146.4 million for the quarter ended March 31, 1996. The growth in net premiums earned was primarily the result of the inclusion of earned premiums from Tempest and the Lloyd's syndicates for the quarter which amounted to $35.6 million together with contributions from aviation and excess property. These increases were offset somewhat by declines in excess liability, directors and officers liability, satellite and financial lines earned premiums.


  Net Investment Income                         Three Months ended   % Change
                                                    March 31         from
                                                 1997      1996     prior year
                                               -----------------   -----------
                                                       (in millions)


Net Investment Income                            $ 58.1    $ 48.3     20.2%
                                                 ======    ======     =====


The average yield earned on the investment portfolio was approximately the same in the second quarter of fiscal 1997 as compared to the second quarter of fiscal 1996 even with the change in the asset mix between periods. During the quarter ended December 31, 1996, the Company increased the equity exposure of the portfolio to 20 percent from 15 percent. The remainder of the portfolio is comprised of fixed maturity securities. With similar yields in each period, net investment income still increased by $9.8 million or 20.2 percent in the current quarter, as compared with the second quarter of fiscal 1996 primarily as a result of a larger investable asset base due mainly to the inclusion of the Tempest portfolio in the current quarter as well as positive cash flows from operations.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)



Results of Operations - Three Months ended March 31, 1997 (continued)

Net Realized Gains (Losses) on Investments                 Three Months ended
                                                               March 31
                                                           1997       1996
                                                          ------     ------

Fixed maturities and short-term investments              $10.8       $ 6.5
Equity securities                                          5.3         0.2
Financial futures and option contracts                    (8.4)       (0.4)
Currency                                                 (10.0)       (1.0)
                                                        -------     -------
                                                        $ (2.3)      $ 5.3
                                                        =======      =====

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

In the second quarter of fiscal 1997 the fair value of the Company's investment portfolio was adversely impacted by a general decrease in prices in the U.S. bond markets resulting from an increase in interest rates during the period. However, sales proceeds for fixed maturity securities were generally higher than their amortized cost during most of the quarter which resulted in net realized gains of $10.8 million being recognized on fixed maturities and short-term investments. In the second quarter of fiscal 1996, net realized gains of $6.5 million were recognized on fixed maturities and short-term investments.

The Company recognized net realized gains on sales of equity securities of $5.3 million in the second quarter of fiscal 1997 compared with gains of $0.2 million in the second quarter of fiscal 1996.

Net realized losses on financial futures and option contracts of $8.4 million recorded in the second quarter of fiscal 1997 were primarily generated by futures and option contracts used by certain of the Company's external managers of fixed income securities to manage duration and yield curve exposures. These losses were a result of a rising interest rate environment and were partially offset by gains on the equity index futures contracts held. During the three month period ended March 31, 1996 an increase in interest rates resulted in a market decline for fixed maturity securities, and realized losses from U.S. Treasury futures contracts. These losses were partially offset by realized gains on the S&P 500 index futures contracts in the synthetic equity fund as a result of a rise in the S&P 500 stock index during the period.

Currency losses of $10.0 million in the second quarter of fiscal 1997 were attributable to the strengthening of the U.S. dollar against most major foreign currencies.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)


Results of Operations - Three Months ended March 31, 1997 (continued)


Combined Ratio                                           Three Months ended
                                                               March 31
                                                           1997       1996
                                                          ------     ------

Loss and loss expense ratio                              66.4%       82.7%
Acquisition cost ratio                                    7.5         8.6
Administrative expense ratio                             12.1         6.5
                                                        -----        -----
Combined ratio                                           86.0%       97.8%
                                                        =======      =====


The underwriting results of a property and casualty insurer are discussed frequently by reference to its loss and loss expense ratio, acquisition cost ratio, administrative expense ratio and combined ratio. Each ratio is derived by dividing the relevant expense amounts by net premiums earned. The combined ratio is the sum of the loss and loss expense ratio, the acquisition cost ratio and the administrative expense ratio. A combined ratio under 100 percent indicates underwriting profits and a combined ratio exceeding 100 percent indicates underwriting losses. Property catastrophe reinsurance companies generally expect to have overall lower combined
ratios  as  compared  with  other  reinsurance   companies  with  long-tail
exposures.

For the three months ended March 31, 1997, the loss and loss expense ratio was 66.4 percent compared to 82.7 percent for the second quarter of fiscal 1996. The ratio for the current quarter is impacted by the inclusion of the results of Tempest. Property catastrophe loss experience is generally characterized by low frequency but high severity short-tail claims which may result in significant volatility in results. For the current quarter, Tempest's loss and loss expense ratio was 6.8 percent. Excluding Tempest, the loss and loss expense ratio would have been 80.9 percent. Several aspects of the Company's operations, including the low frequency and high severity of losses in the high excess layers in certain lines of business in which the Company provides insurance and reinsurance, complicate the actuarial reserving techniques utilized by the Company. Management believes, however, that the Company's reserves for unpaid losses and loss expenses, including those arising from breast implant litigation, are adequate to cover the ultimate cost of losses and loss expenses incurred through March 31, 1997. Since such provisions are necessarily based on estimates, future developments may result in ultimate losses and loss expenses significantly greater or less than such amounts (see "Breast Implant Litigation").

Acquisition costs decreased by $0.7 million and the acquisition cost ratio decreased to 7.5 percent from 8.6 percent in the quarter compared to the second quarter of fiscal 1996 due primarily to the continuing change in the mix of business written by the Company. Administrative expenses increased by $9.7 million in the current quarter compared to the second quarter of fiscal 1996. These additional expenses are primarily due to the increased cost base resulting from the strategic diversification by the Company over the past two years, including the recent acquisitions of Tempest, Methuen and ACE London as well as the development of the new insurance lines and products. In addition, during the quarter, as a result of the increase in the market value of the Company's stock, the Company again recorded expenses related to stock appreciation rights. However, during the quarter, all remaining stock appreciation rights were exercised in return for options and cash and/or shares of the Company. In addition, certain stock appreciation rights were forfeited in return for cash during the quarter. Total expenses incurred in the quarter ended March 31, 1997 relating to these transactions amounted to $3.0 million compared with $1.7 million for the second quarter of fiscal 1996. There were no stock appreciation rights outstanding at March 31, 1997.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)


Results of operations - Six Months ended March 31, 1997


Net Income                                    Six Months ended      % Change
                                                 March 31            from
                                              1997       1996       prior year
                                             ------     ------      ----------
                                                 (in millions)
Income excluding net realized gains
  (losses) on investments                     $ 164.3    $ 100.4     63.6%
Net realized gains (losses) on investments       39.4       49.9      N.M.
                                            ---------    --------   ------
Net income                                    $ 203.7    $ 150.3      N.M.
                                              =======    =======    ======



Higher net investment income and income from insurance operations were the main contributors to the $63.9 million or 63.6 percent increase in income excluding net realized gains (losses) on investments for the six months ended March 31, 1997 compared with the corresponding period of fiscal 1996. The increase in investment income and income from insurance operations were primarily attributable to the inclusion of the results of Tempest in the current period. Tempest contributed $17.9 million to net investment income and $61.3 million to income excluding net realized gains (losses) on investments. These increases were partially offset by an increase in general and administrative expenses.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)


Results of operations - Six Months ended March 31, 1997


Premiums                                      Six Months ended      % Change
                                                March 31            from
                                              1997       1996       prior year
                                              ------     ------     ----------
                                                 (in millions)

Gross premiums written:
Excess liability                              $75.1      $113.4      (33.8)%
Directors and officers liability               49.9        51.4       (3.0)
Satellite                                      41.9        47.8      (12.2)
Aviation                                       13.6        11.1       21.9
Excess property                                14.9        12.2       22.5
Financial Lines                                52.9        73.6      (28.1)
Lloyd's syndicates                             10.5         --         N.M.
Property catastrophe (Tempest)                 74.2         --         N.M.
Other                                           2.8        10.9      (74.5)
                                             ------       -----      ------
                                             $335.8      $320.4        4.8 %
                                             ======      ======      ======


Net premiums written:
  Excess liability                            $72.9      $109.4      (33.3)%
  Directors and officers liability             49.8        51.4       (3.0)
  Satellite                                    28.0        43.5      (35.7)
  Aviation                                     10.6         8.9       19.14
  Excess Property                              14.9        10.4       43.8
  Financial lines                              39.6        73.6      (46.2)
  Lloyd's syndicates                            6.5         --         N.M.
  Property catastrophe (Tempest)               74.2         --         N.M.
  Other                                         2.7         9.1       71.1
                                             ------       -----      ------
                                             $299.2      $306.3       (2.3) %
                                             ======      ======      ======

Net premiums earned:
  Excess liability                            $99.8      $121.5      (17.9)%
  Directors and officers liability             48.1        53.8      (10.5)
  Satellite                                    30.1        37.3      (19.3)
  Aviation                                     12.7         6.4       99.21
  Excess Property                               9.2         4.1      125.2
  Financial lines                              43.4        33.0       31.5
  Lloyd's syndicates                            6.9         --         N.M.
  Property catastrophe (Tempest)               67.1         --         N.M.
  Other                                         5.7         6.3      (10.1)
                                             ------       -----      ------
                                             $323.0      $262.4       23.1%
                                             ======      ======      ======

(N.M. - not meaningful)

                                       16


                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)


Results of operations - Six Months ended March 31, 1997

Gross written premiums increased by 4.8 percent from $320.4 million to $335.8 million despite continuing competitive pressures in most insurance markets. The growth in gross premiums written is mainly attributable to the inclusion of Tempest premiums of $74.2 million during the current six month period. As Tempest was purchased on July 1, 1996, there are no Tempest premiums in the comparable fiscal 1996 period. Growth in excess property and aviation premiums, as these lines continue to penetrate their respective markets, together with the participation in the Lloyd's syndicates managed by MUL also contributed to the increase. These factors together accounted for a $89.9 million increase in gross premiums written. This increase was offset mainly by declines in excess liability, directors and officers liability, satellite and financial lines premiums. The decline in excess liability premiums of $38.3 million was mainly the result of continuing competitive pressures in that market. Financial lines premiums declined by $20.7 million in the six month period ended March 31, 1997 compared to the same period of fiscal 1996 primarily because the opportunity to renew a large premium amount written in the second quarter of fiscal 1996 was not available in the second quarter of fiscal 1997. However, this decline was offset somewhat by a net increase in financial lines premiums during the current period. The decline in satellite gross premiums written of $5.9 million was the result of reduced launch activity in the six month period ended March 31, 1997 compared with the corresponding period in fiscal 1996, where launch activity was considered high. The satellite market is also starting to experience increased competitive pressures. Directors and officers liability still faces an extremely competitive environment with its corresponding pressure on prices. However, the effects of multi year policies and changes in anniversary dates on renewal business positively impacted directors and officers liability premiums this period.

Net premiums written decreased by 2.3 percent to $299.2 million for the six months ended March 31, 1997, compared with $306.3 million for the same period of fiscal 1996. The inclusion of Tempest premiums in fiscal 1997 together with growth in excess property premiums and our participation in the Lloyd's syndicates managed by MUL partially offset declines in excess liability, financial lines and satellite premiums as discussed above for gross written premiums. A portion of the decline in net premiums written is also a result of the Company's decision to purchase reinsurance for the financial lines and satellite product lines.

Net premiums earned increased by $60.6 million or 23.1 percent to $323.0 million for the six months ended March 31, 1997 compared with $262.4 million for the six months ended March 31, 1996. The growth in net premiums earned was primarily the result of the inclusion of earned premiums from Tempest for the period which amounted to $67.1 million together with contributions from financial lines, aviation, excess property and the participation in the Lloyd's syndicates managed by MUL. These increases were again offset somewhat by declines in excess liability, directors and officers liability and satellite earned premiums.




Net Investment Income                         Six Months ended      % Change
                                                 March 31            from
                                              1997       1996       prior year
                                             ------     ------      ----------
                                                 (in millions)

Net investment income                         $117.8     $95.4       23.5%
                                              ======     =====       =====


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)


Results of operations - Six Months ended March 31, 1997

The average yield earned on the investment portfolio was approximately the same in the six month period ended March 31, 1997 as compared to the six month period ended March 31, 1996 even with the change in the asset mix between periods. During the quarter ended December 31, 1996, the Company increased the equity exposure of the portfolio to 20 percent from 15 percent. The remainder of the portfolio is comprised of fixed maturity securities. With similar yields in each period, net investment income still increased by $22.4 million or 23.5 percent in the current period, as compared with the similar period of fiscal 1996 primarily as a result of a larger investable asset base due to the inclusion of the Tempest portfolio in the current period as well as positive cash flows from operations.

Net Realized Gains (Losses) on Investments                Six Months ended
                                                              March 31
                                                         1997        1996
                                                         ------     ------
                                                           (in millions)

Fixed maturities and short-term investments              $ 32.3     $ 32.4
Equity securities                                           9.5        3.0
Financial futures and option contracts                      9.2       14.4
Currency                                                  (11.6)       0.1
                                                         -------    ------
                                                         $ 39.4     $ 49.9

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

In the six month period ended March 31, 1997 the fair value of the Company's investment portfolio was adversely impacted by a general decrease in prices in the U.S. bond markets resulting from an increase in interest rates during the period. However, sales proceeds for fixed maturity securities were generally higher than their amortized cost during most of the period which resulted in net realized gains of $32.3 million being recognized on fixed maturities and short-term investments compared to net realized gains of $32.4 million for the same period last year.

With strong equity markets, net realized gains on sales of equity securities were $9.5 million in the first six months of fiscal 1997 compared with gains of $3.0 million in the first six months of fiscal 1996.

Net realized gains on financial futures and option contracts of $9.2 million recorded in the six months ended March 31, 1997 were primarily generated by the equity index futures contracts held, as a result of a rise in the S&P 500 Stock Index during the period. For the six month period ended March 31, 1996, the realized gains of $14.4 million on financial futures and option contracts were generated from U.S. Treasury futures contracts and from the equity index futures contracts held in the synthetic equity fund as a result of broad market improvements during the period.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)


Results of operations - Six Months ended March 31, 1997


Combined Ratio                                           Six Months ended
                                                              March 31
                                                          1997       1996
                                                         ------     ------

Loss and loss expense ratio                              66.7%      81.6%
Acquisition cost ratio                                    8.0        9.4
Administration expense ratio                             10.9        7.1
                                                        -----      -----
Combined ratio                                           85.6%      98.1%
                                                        =====      =====


For the six months ended March 31, 1997, the loss and loss expense ratio was 66.7 percent compared to 81.6 percent for the six months ended March 31, 1996. The ratio for the current period is impacted by the inclusion of the results of Tempest. Property catastrophe loss experience is generally characterized by low frequency but high severity short-tail claims which may result in significant volatility in results. For the current six month period, Tempest's loss and loss expense ratio was 11.2 percent. Excluding Tempest, the loss and loss expense ratio would have been 81.0 percent. Several aspects of the Company's operations, including the low frequency and high severity of losses in the high excess layers in certain lines of business in which the Company provides insurance and reinsurance, complicate the actuarial reserving techniques utilized by the Company. Management believes, however, that the Company's reserves for unpaid losses and loss expenses, including those arising from breast implant litigation, are adequate to cover the ultimate cost of losses and loss expenses incurred through March 31, 1997. Since such provisions are necessarily based on estimates, future developments may result in ultimate losses and loss expenses significantly greater or less than such amounts (see "Breast Implant Litigation").


While acquisition costs increased by $1.4 million during the period, the acquisition cost ratio actually decreased from 9.4 percent to 8.0 percent in the current period compared to the same period of fiscal 1996 due primarily to the continuing change in the mix of business written by the Company. Administrative expenses increased by $16.4 million in the current period compared to the six month period ended March 31, 1996. These additional expenses are primarily due to the increased cost base resulting from the strategic diversification by the Company over the past two years, including the recent acquisitions of Tempest, Methuen and ACE London, which account for $7.8 million of the increase, as well as the development of the new insurance lines and products. In addition, during the period, as a result of the increase in the market value of the Company's stock, the Company again recorded expenses related to stock appreciation rights. However, during the period, all remaining stock appreciation rights were exercised in return for options and cash and/or shares of the Company. In addition, certain stock appreciation rights were forfeited in return for cash during the period. Total expenses incurred in the six month period ended March 31, 1997 relating to these transactions amounted to $5.5 million compared with $3.1 million for the six month period ended March 31, 1996. There were no stock appreciation rights outstanding at March 31, 1997.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)



LIQUIDITY AND CAPITAL RESOURCES

As a holding company, ACE's assets consist primarily of the stock of its subsidiaries as well as other investments. In addition to investment income, its cash flows depend primarily on dividends or other statutorily permissible payments from its Bermuda-based insurance and reinsurance subsidiaries (the "Bermuda subsidiaries"). There are currently no legal restrictions on the payment of dividends from retained earnings by the Bermuda subsidiaries as the minimum statutory capital and surplus requirements are satisfied by the share capital and additional paid-in capital of each of the Bermuda subsidiaries. However, the payment of dividends or other statutorily permissible distributions by the Bermuda subsidiaries is subject to the need to maintain shareholder's equity at a level adequate to support the levels of insurance and reinsurance operations.

The Company's consolidated sources of funds consist primarily of net premiums written, investment income, and proceeds from sales and maturities of investments. Funds are used primarily to pay claims, operating expenses and dividends and for the purchase of investments.

For the six months ended March 31, 1997, the Company's consolidated net cash flow from operating activities was $216.7 million, compared with $313.2 million for the six months ended March 31, 1996. Cash flows are affected by claims payments, which due to the nature of the insurance and reinsurance coverage provided by the Company, may comprise large loss payments on a limited number of claims and can therefore fluctuate significantly. The irregular timing of these large loss payments, for which the source of cash can be from operations, available credit facilities or routine sales of investments can create significant variations in cash flow from operations between periods. For the six month periods ended March 31, 1997 and 1996, loss and loss expense payments amounted to $125.6 million and $40.6 million respectively. However, positive cash flows from operating activities as well as the reinvestment of funds generated by the portfolio did increase the level of investable assets during the period. This increase was offset by unrealized depreciation in the portfolio due to the general decline of both fixed income and equity markets during the period as well as the outflow of funds with respect to the Company's share repurchase program. Total loss and loss expense payments amounted to $101.4 million, $73.1 million and $126.6 million in fiscal years 1996, 1995 and 1994, respectively.

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

The Company has a $50 million committed unsecured line of credit provided by a syndicate of six major international banks, led by Morgan Guaranty Trust Company of New York ("Morgan"). In accordance with the Company's cash management strategy, this facility is utilized when it is determined that borrowing on a short-term basis is advantageous to the Company. The line of credit agreement requires the Company to maintain consolidated tangible net worth of not less than $1.25 billion. There were no draw-downs from the line of credit during the six months ended March 31, 1997 and there were no outstanding borrowings at March 31, 1997. The syndicate of banks have also provided up to (pound)70.3 million (approximately $115 million) for a five year, collateralized letter of credit ("LOC"), which is primarily used to provide funds at Lloyd's to support underwriting capacity on Lloyd's syndicates in which the Company participates. Certain assets, amounting to 115 percent of the value of the LOC, have been pledged as collateral for the LOC. Morgan has served as the issuing bank for the letter of credit.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)



LIQUIDITY AND CAPITAL RESOURCES (continued)

The Board of Directors has authorized the repurchase from time to time of the Company's Ordinary Shares in open market and private purchase transactions. On February 7, 1997, the Board of Directors terminated the then existing share repurchase program and authorized a new program for up to $100.0 million of the Company's Ordinary Shares. During the six months ended March 31, 1997, the Company repurchased 1,504,000 Ordinary Shares under share repurchase programs for an aggregate cost of $89.4 million. As at March 31, 1997, approximately $69.0 million of the Board authorization had not been utilized. During the period April 1, 1997 through May 8, 1997, the Company repurchased an additional 998,500 Ordinary Shares under the share repurchase program for an aggregate cost of $61.0 million, leaving approximately $8.0 million of the February 7, 1997 Board authorization not utilized. On May 9, 1997, the Board of Directors terminated the existing share repurchase program and authorized a new program for up to $300.0 million of the Company's Ordinary Shares.

On October 18, 1996, January 17, 1997 and April 18, 1997, the Company paid quarterly dividends of 18 cents per share to shareholders of record on September 30, 1996, December 29, 1996 and March 31, 1997. On May 9, 1997 the Board of Directors declared a quarterly dividend of 22 cents per share payable on July 18, 1997 to shareholders of record on June 30, 1997. The declaration and payment of future dividends is at the discretion of the Board of Directors and will be dependent upon the profits and financial requirements of the Company and other factors, including legal restrictions on the payment of dividends and such other factors as the Board of Directors deems relevant.

Fully diluted net asset value per share was $40.06 at March 31, 1997, compared with $38.31 at September 30, 1996.

Changes in shareholders' equity during the six months ended March 31, 1997 were (in millions):

       Balance at September 30, 1996                        $ 2,244

       Net Income for period                                    204
       Repurchase of Ordinary Shares                            (89)
       Change in net unrealized appreciation
         (depreciation) on investments                          (70)
       Dividends declared                                       (21)
       Other                                                      4
                                                           ---------
       Balance at March 31, 1997                            $ 2,272
                                                            =======

The Company maintains loss reserves for the estimated unpaid ultimate liability for losses and loss expenses under the terms of its policies and agreements. The ultimate liability is estimated using actuarial and statistical projections. The reserve for unpaid losses and loss expenses of $1.9 billion at March 31, 1997, includes $956 million of case and loss expense reserves. While the Company believes that its reserve for unpaid losses and loss expenses at March 31, 1997 is adequate, future developments may result in ultimate losses and loss expenses significantly greater or less than the reserve provided. A number of the Company's insureds have given notice of claims relating to breast implants or components or raw material thereof that had been produced and/or sold by such insureds. The Company does not have adequate data upon which to anticipate any funding schedule for the payment of these liabilities, and it expects that the amount of time required to determine the financial impact of the options selected by claimants may extend well into 1997 and beyond. Payments may be accelerated for some policyholders in 1997 as a result of settlement of opt-out cases and as additional payments are required to fund Settlement II (see "Breast Implant Litigation").

The Company's financial condition, results of operations and cash flow are influenced by both internal and external forces. Claims settlements, premium levels and investment returns may be impacted by changing rates of inflation and other economic conditions. In many cases or in certain lines of business written by the Company, significant periods of time, ranging up to several years or more, may elapse between the occurrence of an insured loss, the reporting of the loss to the Company and the settlement of the Company's liability for that loss. The liquidity of its investment portfolio, cash flows and the line of credit are, in management's opinion, adequate to meet the Company's expected cash requirements.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)


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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)



Breast Implant Litigation (continued)

By November 13, 1995, Settlement II was approved by the three major defendants. In addition, two other defendants became part of Settlement II, although certain of their settlement terms are different and more restricted than the plan offered by the original three defendants.

On December 22, 1995, the judge approved Settlement II and the materials for giving notice to claimants although an appeal concerning Settlement II is pending with the Eleventh Circuit Court of Appeals. In mid-January 1996, the three major defendants each made a payment of $125 million to a court-established fund as an initial reserve for payments to be made under Settlement II. The Claims Administrator continues to send out notifications of status and advance payments to claimants who submitted implant manufacturer proof. Although Option One closed on December 16, 1996, information on the estimated total cost of Settlement II and the number of opt-outs is not presently available.

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

Declaratory judgment lawsuits, involving four of the Company's insureds, have been filed seeking guidance on the appropriate trigger for their insurance coverage. None of the insureds have named the Company in such lawsuits, although other insurers and third parties have sought to involve the Company in those lawsuits. To date, one court has stayed a lawsuit against the Company by other insurers; two courts have dismissed actions by other insurers against the Company. Another court in Texas has ruled against the Company's arguments that the court should dismiss the claims by other insurers and certain doctors attempting to bring the Company into coverage litigation there. On appeal in the Texas lawsuit, the appellate court affirmed the lower court's order refusing to dismiss the claims against the Company; further appellate review in the Texas Supreme Court is pending. In addition, further efforts are contemplated to stay or dismiss the doctor's claims against the Company in the Texas lawsuit.

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

The Company continually evaluates its reserves in light of developing information and in light of discussions and negotiations with its insureds. In August 1996, the Company settled with one of its insureds for a sum of money to be paid out over a number of years. The first payment was made in December 1996. The settlement is consistent with the Company's belief that its reserves are adequate. In April 1997, the Company made a payment to another policyholder in the amount of $100 million. Additional limits remain for this insured. This payment was expected by the Company and was included in previous reserves. Significant uncertainties continue to exist with regard to the ultimate outcome and cost of Settlement II and the number and value of the opt-out claims. While the Company is unable at this time to determine whether additional reserves, which could have a material adverse effect upon the financial condition, results of operations and cash flows of the Company, may be necessary in the future, the Company believes that its reserves for unpaid losses and loss expenses including those arising from breast implant claims are adequate as at March 31, 1997.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)


New Accounting Pronouncements

In February 1997, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("FAS 128"), effective for financial statements issued for periods ending after December 15, 1997. This statement establishes standards for computing and presenting earnings per share ("EPS"). This Statement simplifies the standards for computing EPS previously found in APB Opinion No. 15, Earnings per Share, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, which the Company is considered to have, and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This Statement requires restatement of all prior-period EPS data presented. The Company anticipates presenting its EPS in compliance with the dual presentation standards mandated by the Statement at December 31, 1997.

The Company has calculated basic and diluted EPS, as defined in FAS 128 and interpreted by the Company based on information currently available, and has determined that such amount do not differ materially from primary EPS, which is reflected in the Company's statement of operations, for the years presented.

                              ACE LIMITED

                        PART II - OTHER INFORMATION



ITEM 5.  OTHER INFORMATION
--------------------------

1) On May 9, 1997 the Company declared a divided of $0.22 per Ordinary Share payable on July 18, 1997 to shareholders of record on June 30, 1997.

2) The Board of Directors has authorized the repurchase from time to time of the Company's Ordinary Shares in open market and private purchase transactions. On May 9, 1997, the Board of Directors terminated the then existing share repurchase program and authorized a new program for up to $300.0 million of the Company's Ordinary Shares.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

a)   Exhibit 10.28 - Third Amendment to Equity Linked Incentive Plan
                     Stock Appreciation Rights Plan
     Exhibit 11.1 - Statement regarding computation of earnings per Share.
     Exhibit 27.1 - Financial Data Schedule

b)   There were no reports on Form 8-K filed during the quarter.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            ACE LIMITED
                                  --------------------------------------







May 13, 1997                              Brian Duperreault
                                  --------------------------------------
                                      Chairman, President and Chief
                                          Executive Officer







May 13, 1997                             Christopher Z. Marshall
                                  --------------------------------------
                                    Executive Vice President and Chief
                                            Financial Officer

EXHIBIT INDEX
--------------


Exhibit
Number         Description                                      Numbered Page
--------       ------------                                    -------------

10.28          Third Amendment to Equity Linked Incentive
                 Plan Stock Appreciation Rights Plan               28

11.1           Computation of earnings per share                   31

27.1           Financial Data Schedule                             32