Form 10-Q
period 1997-06-30
ACE LTD
filed 1997-08-13
CIK 896159

                               UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549


                                 FORM 10-Q



      (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934


                    For the Quarter Ended June 30, 1997

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

                  YES  ____X____                 NO  _________


The number of registrant's Ordinary Shares ($0.125 par value) outstanding as of August 12, 1997 was 55,293,217.



                                ACE LIMITED

                            INDEX TO FORM 10-Q

Part I.  FINANCIAL INFORMATION


                                                                          Page No.

Item 1. Financial Statements:

                Consolidated Balance Sheets
                     June 30, 1997 (Unaudited) and September 30, 1996        1

                Consolidated Statements of Operations (Unaudited)
                     Three Months Ended June 30, 1997 and June 30, 1996
                     Nine Months Ended June 30, 1997 and June 30, 1996       2

                Consolidated Statements of Shareholders' Equity (Unaudited)
                     Nine Months Ended June 30, 1997 and June 30, 1996       3

                Consolidated Statements of Cash Flows (Unaudited)
                     Nine Months Ended June 30, 1997 and June 30, 1996       4

                Notes to Interim Consolidated Financial Statements
                     (Unaudited)                                             5

Item 2. Management's Discussion and Analysis of Results of Operations
                and Financial Condition                                      8


Part II.  OTHER INFORMATION


Item 5. Other information                                                    25


Item 6. Exhibits and Reports on Form 8-K                                     25


Signatures                                                                   26




                                                ACE LIMITED AND SUBSIDIARIES
                                                 CONSOLIDATED BALANCE SHEETS
                                            June 30, 1997 and September 30, 1996
                                                                                            June 30         September 30
                                                                                              1997              1996
                                                                                          -----------       ------------
                                                                                          (unaudited)
                                                                                           (in thousands of U.S. Dollars,
                                                                                          except share and per share data)
ASSETS
Investments and cash
      Fixed maturities, at fair value
          (amortized cost - $3,215,068 and $3,394,437)                                    $3,241,184        $3,389,762
      Equity securities, at fair value (cost - $467,104 and $257,049)                        575,635           323,005
      Short-term investments, at fair value (amortized cost - $391,434 and $376,680)         391,527           376,680
      Other investments, at cost                                                              12,453            12,453
      Cash                                                                                    96,956            53,374
                                                                                          ----------        ----------
          Total investments and cash                                                       4,317,755         4,155,274
                                                                                          ==========        ==========
Goodwill on Tempest acquisition                                                              197,935           201,742
Accrued investment income                                                                     37,103            42,728
Deferred acquisition costs                                                                    29,116            34,546
Premiums and insurance balances receivable                                                   164,337            85,033
Prepaid reinsurance premiums                                                                  16,527            15,421
Other assets                                                                                 132,724            39,614
                                                                                          ----------        ----------
          Total assets                                                                    $4,895,497        $4,574,358
                                                                                          ==========        ==========

LIABILITIES
Unpaid losses and loss expenses                                                           $1,921,237        $1,836,113
Unearned premiums                                                                            408,912           398,731
Premiums received in advance                                                                  34,762            26,381
Accounts payable and other liabilities                                                        69,711            54,913
Dividend payable                                                                              12,435            10,471
Reinsurance balances payable                                                                   7,210             3,471
                                                                                          ----------        ----------
          Total liabilities                                                                2,454,267         2,330,080
                                                                                          ==========        ==========
Commitments and contingencies

SHAREHOLDERS' EQUITY
Ordinary Shares ($0.125 par value, 100,000,000 shares authorized;
   55,286,518 and 58,170,755 shares issued and outstanding)                                    6,910             7,271
Additional paid-in capital                                                                 1,102,626         1,156,194
Unearned stock grant compensation                                                             (2,656)           (1,299)
Net unrealized appreciation on investments                                                   134,740            61,281
Cumulative translation adjustment                                                                669               131
Retained earnings                                                                          1,198,941         1,020,700
                                                                                          ----------        ----------
          Total shareholders' equity                                                       2,441,230         2,244,278
                                                                                          ==========        ==========
          Total liabilities and shareholders' equity                                      $4,895,497        $4,574,358
                                                                                          ==========        ==========
                            See accompanying notes to interim consolidated financial statements

                                                ACE LIMITED AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                             For the Three Months and Nine Months Ended June 30, 1997 and 1996
                                                        (Unaudited)




                                                                Three Months Ended               Nine Months Ended
                                                                      June 30                         June 30
                                                               1997            1996             1997         1996
                                                           ------------   -----------       -----------   ------------
                                                         (in thousands of U.S. Dollars, except share and per share data)
REVENUES
    Gross premiums written                                 $   223,390    $   177,222       $   559,235   $   497,597
    Reinsurance premiums ceded                                 (27,937)       (12,091)          (64,580)      (26,136)
                                                            ----------      ---------        ----------     ---------
    Net premiums written                                       195,453        165,131           494,655       471,461
    Change in unearned premiums                                (31,848)       (19,234)           (8,009)      (63,187)
                                                            ----------      ---------        ----------     ---------
    Net premiums earned                                        163,605        145,897           486,646       408,274
    Net investment income                                       59,545         50,641           177,377       146,079
    Net realized gains (losses) on investments                  45,786         (1,633)           85,170        48,230
                                                            ----------      ---------        ----------     ---------
               Total revenues                                  268,936        194,905           749,193       602,583
                                                            ==========      =========        ==========     =========
EXPENSES
    Losses and loss expenses                                   111,380        120,438           326,820       334,438
    Acquisition costs                                           10,748         12,287            36,764        36,950
    Administrative expenses                                     16,770          9,704            51,881        28,380
                                                            ----------      ---------        ----------     ---------
               Total expenses                                  138,898        142,429           415,465       399,768
                                                            ==========      =========        ==========     =========
NET INCOME                                                 $   130,038   $     52,476       $   333,728   $   202,815
                                                            ==========      =========        ==========     =========
Earnings per share                                             $ 2.30          $ 1.13            $ 5.77        $ 4.36
                                                            ==========      =========        ==========     =========
Weighted average shares outstanding                         56,519,841     46,479,694        57,811,366    46,468,832
                                                            ==========     ==========        ==========    ==========







                            See accompanying notes to interim consolidated financial statements



                                                ACE LIMITED AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                      For the Nine Months Ended June 30, 1997 and 1996
                                                        (Unaudited)
                                                                                           June 30         June 30
                                                                                             1997            1996
                                                                                       -------------     -------------
                                                                                       (in thousands of U.S. Dollars)
Ordinary Shares
      Balance - beginning of period                                                  $         7,271   $         5,764
      Exercise of stock options                                                                    8                --
      Issued under Employee Stock Purchase Plan                                                    1                --
      Issued under Stock Appreciation Right Replacement Plan                                       8                --
      Repurchase of shares                                                                      (378)               (1)
                                                                                        ------------       -----------
          Balance - end of period                                                              6,910             5,763
                                                                                        ============       ===========
Additional paid-in capital
      Balance - beginning of period                                                        1,156,194           548,513
      Exercise of options for Ordinary Shares                                                  1,984                --
      Issued under Employee Stock Purchase Plan                                                  228                --
      Issued under Stock Appreciation Right Replacement Plan                                   3,919                --
      Cancellation of awards                                                                     (87)               --
      Repurchase of Ordinary Shares                                                          (59,612)              (72)
                                                                                        ------------       -----------
          Balance - end of period                                                          1,102,626           548,441
                                                                                        ============       ===========
Unearned stock grant compensation
      Balance - beginning of period                                                           (1,299)           (1,796)
      Stock grants awarded                                                                    (3,225)             (272)
      Stock grants forfeited                                                                      79                60
      Amortization                                                                             1,789               773
                                                                                         ------------       -----------
          Balance - end of period                                                             (2,656)           (1,235)
                                                                                        ============       ===========
Net unrealized appreciation (depreciation) on investments
      Balance - beginning of period                                                           61,281            94,694
      Net appreciation (depreciation) during period                                           73,459           (43,571)
                                                                                         ------------       -----------
          Balance - end of period                                                            134,740            51,123
                                                                                        ============       ===========
Cumulative translation adjustments
      Balance - beginning of period                                                              131                --
      Net adjustment for period                                                                  538               186
                                                                                         ------------       -----------
          Balance - end of period                                                                669               186
                                                                                        ============       ===========
Retained earnings
      Balance - beginning of period                                                        1,020,700           795,488
      Net income                                                                             333,728           202,815
      Dividends declared                                                                     (32,828)          (21,228)
      Repurchase of Ordinary Shares                                                         (122,659)              (96)
                                                                                         ------------       -----------
          Balance - end of period                                                          1,198,941           976,979
                                                                                        ============       ===========
TOTAL SHAREHOLDERS' EQUITY                                                                $2,441,230        $1,581,257
                                                                                        ============       ===========

                            See accompanying notes to interim consolidated financial statements



                                                ACE LIMITED AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      For the Nine Months Ended June 30, 1997 and 1996
                                                        (Unaudited)

                                                                                             June 30            June 30
                                                                                               1997               1996
                                                                                            ---------          ----------
                                                                                           (in thousands of U.S. Dollars)
Cash flows from operating activities
Net income                                                                               $   333,728        $   202,815
Adjustments to reconcile net income to net cash provided by
operating activities
      Unearned premiums                                                                       10,181             63,259
      Unpaid losses and loss expenses                                                         85,124            266,802
      Prepaid reinsurance premiums                                                            (1,106)                --
      Net realized gains on investments                                                      (85,170)           (48,230)
      Amortization of premium/discount                                                        (4,333)            (4,412)
      Deferred acquisition costs                                                               5,430              1,003
      Premiums and insurance balances receivable                                             (79,304)           (62,369)
      Premiums received in advance                                                             8,381             28,388
      Reinsurance balances payable                                                             3,739                 --
      Accounts payable and other liabilities                                                 (25,381)             5,847
      Accrued investment income                                                                5,625             (6,166)
      Other                                                                                      477             (3,429)
                                                                                            --------          ---------
      Net cash flows from operating activities                                               257,391            443,508
                                                                                            ========          =========
Cash flows from investing activities
      Purchases of fixed maturities                                                       (4,763,015)        (7,027,445)
      Purchases of equity securities                                                        (494,782)          (170,081)
      Sales of fixed maturities                                                            4,955,457          6,576,371
      Sales of equity securities                                                             295,199            162,777
      Maturities of fixed maturities                                                           5,000             50,830
      Net realized gains on financial futures contracts                                       46,204             18,519
      Acquisitions  of subsidiaries, net of cash acquired                                    (30,416)           (11,572)
      Other                                                                                  (20,091)                --
                                                                                            --------          ---------
      Net cash used in investing activities                                                   (6,444)          (400,601)
                                                                                            ========          =========
Cash flows from financing activities
      Repurchase of Ordinary Shares                                                         (182,649)              (169)
      Dividends paid                                                                         (30,864)           (19,366)
      Proceeds from exercise of options for Ordinary Shares                                    1,992                 --
      Proceeds from shares issued under Stock Appreciation Right Replacement Plan              4,156                 --
                                                                                            --------          ---------
      Net cash used for financing activities                                                (207,365)           (19,535)
                                                                                            ========          =========
Net increase in cash                                                                          43,582             23,372
Cash - beginning of period                                                                    53,374             16,929
                                                                                            --------          ---------
Cash - end of period                                                                   $      96,956      $      40,301
                                                                                            ========          =========

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

On November 26, 1996, the Company, through its wholly-owned subsidiary ACE UK Limited, acquired ACE London Holdings Ltd. ("ACE London"), a wholly-owned subsidiary of Ockham Holdings PLC. ACE London owns two Lloyd's of London ("Lloyd's") managing agencies, ACE London Aviation Limited ("ALA") and ACE London Underwriting Limited ("ALU"). Together these two agencies manage six syndicates with total underwriting capacity for the 1997 year of account of 361 million pounds (approximately $601 million). ACE London also owns a Lloyd's corporate member which provides funds at Lloyd's to support underwriting on these syndicates. The Company is providing funds at Lloyd's of approximately 7.5 million pounds (approximately $12 million), which is primarily in the form of a letter of credit, supporting approximately
15 million pounds (approximately $25 million) of premium writing capacity to the syndicates managed by ALA and ALU for the 1997 year of account. The acquisition has been recorded using the purchase method of accounting.

On November 26, 1996, the Company, through ACE UK Limited, also acquired the remaining 49 percent interest in Methuen Group Limited ("Methuen"), the holding company for Methuen Underwriting Limited ("MUL"), which it did not already own. The Company had originally acquired a 51 percent interest in Methuen on March 27, 1996. The acquisition of the remaining 49 percent interest has been recorded using the purchase method of accounting.

Following the acquisition of ACE London in November 1996, the Company has three managing agencies at Lloyd's. The Company is in the process of merging these three agencies into two, with MUL becoming dormant, and has established one central management and support team servicing both agencies and all the syndicates. It is also proposed to merge specific syndicates to create larger underwriting units with the size and competitive potential appropriate to the changing marketplace.

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

At June 30, 1997 approximately 64 percent of the Company's written premiums came from insureds based in North America with approximately 26 percent coming from the United Kingdom and continental Europe and approximately 10 percent from other countries.

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

                       ACE LIMITED AND SUBSIDIARIES
      NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                (Unaudited)



The Company continually evaluates its reserves in light of developing information and in light of discussions and negotiations with its insureds. In August 1996, the Company reached a settlement resolving all issues with one of its policyholders, for a sum of money to be paid out over a number of years. The first payment was made in December 1996. The settlement is consistent with the Company's belief that its reserves are adequate. In April 1997, the Company made a payment to another policyholder in the amount of $100 million. Additional limits remain for this insured. This payment was expected by the Company and was included in previous reserves. A settlement resolving all issues was reached in 1997 with an additional insured and a payment in excess of $100 million was made to the insured. Significant uncertainties continue to exist with regard to the ultimate outcome and cost of Settlement II and the number and value of the opt-out claims. While the Company is unable at this time to determine whether additional reserves, which could have a material adverse effect upon the financial condition, results of operations and cash flows of the Company, may be necessary in the future, the Company believes that its experience to date continues to support its belief that its reserves for unpaid losses and loss expenses including those arising from breast implant claims are adequate as at June 30, 1997.

3.  Shares Issued and Outstanding

On May 9, 1997, the Board of Directors terminated the then existing share repurchase program and authorized a new program for up to $300 million of the Company's Ordinary Shares. During the nine month period ended June 30, 1997, the Company repurchased 3,031,000 Ordinary Shares under the share repurchase programs for an aggregate cost of $182.6 million. As at June 30, 1997, approximately $268 million of the May 9, 1997 Board authorization had not been utilized.

4.  Restricted Stock Awards

During fiscal 1997, 49,725 restricted Ordinary Shares were awarded to officers of the Company and its subsidiaries. These shares vest at various dates through November 1999. In addition, 5,028 restricted Ordinary Shares were awarded to outside directors of the Company under the terms of the 1995 Outside Directors Plan. These shares vest in February 1998. Also during fiscal 1997, 2,500 restricted Ordinary Shares were forfeited due to resignations by officers of the Company and its subsidiaries.

5.      Credit Facilities

The Company has a committed line of credit provided by a syndicate of six major international banks, led by Morgan Guaranty Trust Company of New York ("Morgan") which provides for unsecured borrowings up to an aggregate amount of $50 million. The line of credit agreement requires the Company to maintain consolidated tangible net worth of not less than $1.25 billion. At June 30, 1997, there were no outstanding loans under this arrangement.

With effect from November 22, 1996, the same syndicate of banks has also provided up to 70.3 million pounds (approximately $117 million) for a five year, collateralized letter of credit ("LOC"), which is used to provide funds at Lloyd's to support underwriting capacity on Lloyd's syndicates in which the Company participates. Certain assets, amounting to 115 percent of the value of the LOC, have been pledged as collateral for the LOC. At June 30, 1997 there were no drawdowns on the LOC.

6. Reclassification

Certain items in the prior period financial statements have been reclassified to conform with the current period presentation.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION

General

The following is a discussion of the Company's results of operations, financial condition, liquidity and capital resources as of and for the three and nine months ended June 30, 1997. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. This discussion should be read in conjunction with the consolidated financial statements, related notes thereto and the Management's Discussion and Analysis of Results of Operations and Financial Condition included in the Company's 1996 Annual Report on Form 10-K.

ACE Limited ("ACE") is a holding company which, through its Bermuda-based operating subsidiaries, A.C.E. Insurance Company, Ltd. ("ACE Insurance"), Corporate Officers & Directors Assurance Ltd. ("CODA") and Tempest Reinsurance Company Limited ("Tempest"), provides insurance and reinsurance for a diverse group of international clients. In addition, the Company provides funds at Lloyd's of London ("Lloyd's") to support underwriting by syndicates managed by Methuen Underwriting Limited ("MUL"), ACE London Aviation Limited ("ALA") and ACE London Underwriting Limited ("ALU"), each indirect wholly owned subsidiaries of ACE. The term "the Company" refers to ACE and its subsidiaries, excluding Methuen (as defined below) and ACE London (as defined below).

On July 1, 1996, the Company completed the acquisition of Tempest, a leading Bermuda-based property catastrophe reinsurer. Tempest underwrites property catastrophe reinsurance on a worldwide basis, emphasizing excess layer coverages, and has large aggregate exposures to man-made and natural disasters. Property catastrophe loss experience is generally characterized by low frequency but high severity short-tail claims which may result in significant volatility in financial results. With effective from June 30, 1997, Tempest has purchased a modest amount of retrocessional coverage .

On March 27, 1996, the Company acquired a controlling interest in Methuen Group Limited ("Methuen"), the holding company for MUL, a leading Lloyd's managing agency. On November 26, 1996, the Company acquired the remaining 49 percent interest in Methuen. MUL manages six syndicates with a total underwriting capacity of 366 million pounds (approximately $555 million) for the 1996 year of account and 384 million pounds (approximately $639 million) for the 1997 year of account. Total underwriting capacity is the amount of gross premiums that a syndicate at Lloyd's can underwrite in a given year of account. However, a syndicate is not required to fully utilize all of the capacity and it is not unusual for capacity utilization to be significantly lower than 100 percent. For the 1996 year of account, the Company, through a corporate subsidiary, has participated in the underwriting of these syndicates by providing funds at Lloyd's of 12.25 million pounds (approximately $18 million), which was primarily in the form of a letter of credit, supporting 24.5 million pounds (approximately $37 million) of underwriting capacity. For the 1997 year of account, the Company, through a corporate subsidiary, has provided funds at Lloyd's of approximately 64 million pounds (approximately $106 million) to support up to approximately 128 million pounds (approximately $213 million) of premium writing capacity by syndicates managed by MUL. The syndicates managed by MUL in which the Company participates underwrite aviation, marine and non-marine risks.

On November 26, 1996, the Company acquired ACE London Holdings Ltd.
("ACE London"), a wholly owned subsidiary of Ockham Holdings PLC. ACE London owns two Lloyd's managing agencies, ALA and ALU. Together, these two agencies manage six syndicates with total underwriting capacity for the 1997 year of account of 361 million pounds (approximately $601 million). ACE London also owns a Lloyd's corporate member which provides funds at Lloyd's to support underwriting on these syndicates. For the 1997 year of account, the Company, through a corporate subsidiary, is providing funds at Lloyd's of approximately 7.5 million pounds (approximately $12 million), which is primarily in the form of a letter of credit, supporting approximately 15 million pounds (approximately $25 million) of premium writing capacity to the syndicates managed by ALA and ALU. The syndicates managed by ALA and ALU in which the Company participates underwrite aviation and non-marine risks.

Following the acquisition of ACE London in November 1996, the Company has three managing agencies at Lloyd's. The Company is in the process of merging these three agencies into two, with MUL becoming dormant, and has established one central management and support team servicing both agencies and all the syndicates. It is also proposed to merge specific syndicates to create larger underwriting units with the size and competitive potential appropriate to the changing marketplace.

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

Aviation insurance provides coverage for various aviation products, including aircraft manufacturers hull and liability, as well as airport liability, aircraft refueling operations and associated aircraft and spacecraft liability risks. Until July 1, 1997, the Company offered limits of up to $100 million per insured, with no minimum attachment point. Effective for all business written on or after July 1, 1997, the Company has raised the gross limits offered for aviation insurance to $150 million per insured. The Company maintains a maximum net exposure of $50 million per insured with a dedicated reinsurance program.

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

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)


In March 1997, the Company, together with two other insurance companies, formed a managing general agency in Bermuda to provide underwriting services to the three organizations for political risk insurance coverage. The new company, Sovereign Risk Insurance Limited ("Sovereign"), will issue subscription policies on behalf of the three participants with the Company underwriting 45 percent of each risk. Sovereign will initially offer limits of up to $50 million per project and $100 million per country.

On April 23, 1997 the Company announced that it had signed a quota share treaty reinsurance agreement with the Multilateral Investment Guarantee Agency ("MIGA"), part of the World Bank Group. MIGA provides coverage for foreign investments in developing countries. The agreement allows MIGA to provide private investors and developing countries additional capacity to support developmentally sound investment projects. The coverages offered will be the same as those offered by MIGA's guarantee program, namely, transfer restriction, expropriation, war and civil disturbance and breach of contract. The quota share treaty offers limits of up to $25 million per contract with an aggregate of $100 million per country.

In addition to the treaty arrangement and other reinsurance arrangements mentioned previously, the Company periodically buys facultative reinsurance.

The Company will continue to evaluate potential new product lines and other opportunities in the insurance and reinsurance markets.


Results of Operations - Three Months ended June 30, 1997

Net Income                                                      Three Months ended  % Change
                                                                     June 30          from
                                                                1997         1996   prior year
                                                               ------       ------  ----------
                                                                  (in millions)

Income excluding net realized gains (losses) on investments    $  84.2      $54.1     55.7%
Net realized gains (losses) on investments                        45.8       (1.6)     N.M.
                                                                 -----       ----     ----
Net income                                                      $130.0      $52.5      N.M.
                                                                 =====       ====     =====
(N.M. - Not meaningful)



Higher net investment income and income from insurance operations were the main contributors to the 55.7 percent increase in income excluding net realized gains (losses) on investments for the third quarter of fiscal 1997, compared with the corresponding fiscal 1996 quarter. The increase in investment income and income from insurance operations was primarily attributable to the inclusion of the results of Tempest in the current quarter. Tempest contributed $9.3 million to net investment income and $30.5 million to income excluding net realized gains (losses) on investments. These increases were partially offset by an increase in general and administrative expenses.


                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)


Results of Operations - Three Months ended June 30, 1997

Premiums                                              Three Months ended  % Change
                                                            June 30          from
                                                       1997       1996     prior year
                                                     -------     ------    ----------
                                                         (in millions)
Gross premiums written:
Excess liability                                     $  41.8     $  58.0   (28.0)%
Directors and officers liability                        18.9        27.7   (31.8)
Satellite                                               30.5        24.6    24.0
Aviation                                                 9.0        10.2   (11.2)
Excess property                                          5.6         4.1    36.7
Financial lines                                         61.3        38.6    58.5
Lloyd's syndicates                                      33.9        12.3     N.M.
Property catastrophe (Tempest)                          20.4          --     N.M.
Other                                                    2.0         1.7    20.7
                                                     -------      ------    ----
                                                      $223.4      $177.2    26.1%
                                                     =======      ======    ====

Net premiums written:
Excess liability                                     $  41.8     $  58.1   (28.0)%
Directors and officers liability                        18.9        27.7   (31.8)
Satellite                                               18.2        21.4   (15.1)
Aviation                                                 7.0         8.5   (17.3)
Excess property                                          5.3         3.2    66.1
Financial lines                                         61.3        38.6    58.5
Lloyd's syndicates                                      25.0         6.1     N.M.
Property catastrophe (Tempest)                          16.0          --     N.M.
Other                                                    2.0         1.5    28.2
                                                     -------      ------   -----
                                                      $195.5      $165.1    18.4%
                                                     =======      ======    ====

Net premiums earned:
Excess liability                                     $  43.8      $ 57.9   (24.4)%
Directors and officers liability                        21.7        25.7   (15.5)
Satellite                                               18.0        19.6    (8.2)
Aviation                                                 6.4         5.5    18.0
Excess property                                          6.0         3.5    72.8
Financial lines                                         26.2        29.8   (12.0)
Lloyd's syndicates                                       7.8         0.8     N.M.
Property catastrophe (Tempest)                          30.9          --     N.M.
Other                                                    2.8         3.1   (10.6)
                                                     -------      ------   -----
                                                      $163.6      $145.9    12.1%
                                                     =======      ======    ====

(N.M. - Not meaningful)

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)


Results of Operations - Three Months ended June 30, 1997 (continued)

For the three months ended June 30, 1997, gross premiums written increased by 26.1 percent from $177.2 million to $223.4 million despite continuing competitive pressures in most insurance markets. The growth in gross premiums written is mainly attributable to the inclusion of Tempest premiums in the third quarter of fiscal 1997, the increase in financial lines premiums and the increase in participation in the Lloyd's syndicates managed by MUL. As Tempest was purchased on July 1, 1996, there are no Tempest premiums in the comparable fiscal 1996 quarter. Tempest's gross premiums written during the quarter were down approximately 13 percent over last year. This decrease was a result of real rate reduction, increasing attachments and some cancellations due to pricing which was offset somewhat by several new policies written in the quarter. The growth in financial lines premiums is mostly attributable to new business and increased premium in certain renewal programs. The increase in gross premiums written with respect to the Company's participation in the Lloyd's syndicates is due to this quarter being the first quarter to reflect the underwriting results for the 1997 year of account as the Company records the results of operations on its Lloyds participation one quarter in arrears. Growth in satellite premiums and excess property premiums also contributed to the increase. These factors together accounted for a $70.6 million increase in gross written premiums in the quarter. This increase was offset mainly by declines in excess liability and directors and officers liability premiums. The decline in excess liability premiums of $16.2 million was mainly the result of continuing competitive pressures in that market which have adversely effected the pricing of the excess liability business but have also led to a reduction in the Company's exposure and an improved risk profile. Directors and officers liability premiums decreased by $8.8 million or 31.8 percent as this line still faces an extremely competitive environment with its corresponding pressures on prices. The effects of multi-year policies and changes in anniversary dates on renewal business also negatively impacted directors and officers liability premiums this quarter.

Net premiums written increased by 18.4 percent to $195.5 million for the three months ended June 30, 1997, compared with $165.1 million for the third quarter of fiscal 1996. As with gross premiums written, the increase in net premiums written is primarily the result of the inclusion of Tempest premiums in the third quarter of fiscal 1997, the participation in the Lloyd's syndicates managed by MUL and growth in financial lines premiums. Growth in excess property premiums also contributed to the increase. Tempest net premiums written were reduced somewhat as a result of the purchase of the retrocessional cover on June 30, 1997. These increases were offset somewhat by declines in excess liability and directors and officers liability as well as satellite net premiums written as a result of an increased usage of reinsurance on this line.

Net premiums earned increased by 12.1 percent to $163.6 million for the quarter ended June 30, 1997 compared with $145.9 million for the quarter ended June 30, 1996. The growth in net premiums earned was primarily the result of the inclusion of earned premiums from Tempest for the quarter of $30.9 million together with contributions from Lloyds syndicates and excess property. These increases were offset somewhat by declines in excess liability, directors and officers liability, satellite and financial lines earned premiums.


Net Investment Income                        Three Months ended      % Change
                                                  June 30              from
                                             1997          1996      prior year
                                            ------        ------     ----------
                                                (in millions)
Net investment income                        $59.5       $ 50.6        17.5%
                                             -----        -----        ----



The average yield earned on the investment portfolio was approximately the same in the third quarter of fiscal 1997 as compared to the third quarter of fiscal 1996 even with the change in the asset mix between periods. During the quarter ended December 31, 1996, the Company increased the equity exposure of the portfolio to 20 percent from 15 percent. The remainder of the portfolio is comprised of fixed maturity securities. With similar yields in each period, net investment income still increased by $8.9 million or 17.5 percent in the current quarter, as compared with the third quarter of fiscal 1996 primarily as a result of a larger investable asset base due mainly to the inclusion of the Tempest portfolio in the current quarter.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)


Results of Operations - Three Months ended June 30, 1997 (continued)


Net Realized Gains (Losses)
    on Investments                                         Three Months ended
                                                                June 30
                                                           1997          1996
                                                          ------        ------
                                                             (in millions)
Fixed maturities and short-term investments                $  8.1      $(17.4)
Equity securities                                            10.7        13.8
Financial futures and option contracts                       37.0         4.1
Currency                                                    (10.0)       (2.1)
                                                           ------      ------
                                                           $ 45.8      $ (1.6)
                                                           ======      ======

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

The Company uses foreign currency forward and option contracts to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar holdings. The contracts used are not designated as specific hedges and therefore, realized and unrealized gains and losses recognized on these contracts are recorded as a component of net realized gains (losses) in the period in which the fluctuations occur, together with net foreign currency gains (losses) recognized when non-U.S. dollar securities are sold. Currency losses of $10.0 million in the third quarter of fiscal 1997 were attributable to the strengthening of the U.S. dollar against most major foreign currencies.

In the third quarter of fiscal 1997 the fair value of the Company's investment portfolio was positively impacted by a general increase in prices in the U.S. bond markets resulting from a decrease in interest rates during the period. Sales proceeds for fixed maturity securities were generally higher than their amortized cost during most of the quarter which resulted in net realized gains of $8.1 million being recognized on fixed maturities and short-term investments. In the third quarter of fiscal 1996, net realized losses of $17.4 million were recognized on fixed maturities and short-term investments.

The Company recognized net realized gains on sales of equity securities of $10.7 million in the third quarter of fiscal 1997 compared with gains of $13.8 million in the third quarter of fiscal 1996.

Gains and losses on financial futures and options contracts are the result of fixed maturity and equity security market movements. Net realized gains on financial futures and option contracts of $37.0 million recorded in the third quarter of fiscal 1997 were primarily generated by futures contracts in the synthetic equity fund. During the three-month period ended June 30, 1996, an increase in interest rates resulted in a market decline for fixed maturity securities, and realized losses from U.S. Treasury futures contracts. These losses were partially offset by realized gains on the S&P 500 index futures contracts in the synthetic equity fund as a result of a rise in the S&P 500 stock index during the period.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)


Results of Operations - Three Months ended June 30, 1997 (continued)


Combined Ratio                                              Three Months ended
                                                                  June 30
                                                              1997      1996
                                                             -----     -----
Loss and loss expense ratio                                  68.1%     82.6%
Acquisition cost ratio                                        6.6       8.4
Administrative expense ratio                                 10.2       6.6
                                                             ----      ----
Combined ratio                                               84.9%     97.6%
                                                             ====      ====



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

For the three months ended June 30, 1997, the loss and loss expense ratio was 68.1 percent compared to 82.6 percent for the third quarter of fiscal 1996. The ratio for the current quarter is impacted by the inclusion of the results of Tempest. Property catastrophe loss experience is generally characterized by low frequency but high severity short-tail claims which may result in significant volatility in results. For the current quarter, Tempest's loss and loss expense ratio was 6.1 percent. Excluding Tempest, the loss and loss expense ratio would have been 81.5 percent. Several aspects of the Company's operations, including the low frequency and high severity of losses in the high excess layers in certain lines of business in which the Company provides insurance and reinsurance, complicate the actuarial reserving techniques utilized by the Company. Management believes, however, that the Company's reserves for unpaid losses and loss expenses, including those arising from breast implant litigation, are adequate to cover the ultimate cost of losses and loss expenses incurred through June 30, 1997. Since such provisions are necessarily based on estimates, future developments may result in ultimate losses and loss expenses significantly greater or less than such amounts (see "Breast Implant Litigation").

Acquisition costs decreased by $1.5 million and the acquisition cost ratio decreased to 6.6 percent from 8.4 percent in the quarter compared to the third quarter of fiscal 1996 due primarily to the continuing change in the mix of business written by the Company. Administrative expenses increased by $7.1 million in the current quarter compared to the third quarter of fiscal 1996. These additional expenses are primarily due to the increased cost base resulting from the strategic diversification by the Company over the past two years, including the recent acquisitions of Tempest, Methuen and ACE London as well as the development of the new insurance lines and products.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)


Results of operations - Nine Months ended June 30, 1997


Net Income                                      Nine Months ended   % Change
                                                     June 30          from
                                                1997        1996    prior year
                                               ------      ------   ----------
                                                  (in millions)

Income excluding net realized gains (losses)
   on investments                                  $248.5   $ 154.6   60.7%
Net realized gains (losses) on investments           85.2      48.2   N.M.
                                                   ------    ------   ----
Net income                                         $333.7   $ 202.8   N.M.
                                                   ======   =======   ====
(N.M. - Not meaningful)



Higher net investment income and income from insurance operations were the main contributors to the $93.9 million or 60.7 percent increase in income excluding net realized gains (losses) on investments for the nine months ended June 30, 1997 compared with the corresponding period of fiscal 1996. The increase in investment income and income from insurance operations were primarily attributable to the inclusion of the results of Tempest in the current period. Tempest contributed $27.2 million to net investment income and $91.9 million to income excluding net realized gains (losses) on investments. These increases were partially offset by an increase in general and administrative expenses.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)


Results of operations - Nine Months ended June 30, 1997


Premiums                                         Nine Months ended  % Change
                                                     June 30           from
                                                 1997         1996  prior year
                                                 ----         ----  ----------
                                                   (in millions)
Gross premiums written:
Excess liability                                    $ 116.9 $ 171.4   (31.8%)%
Directors and officers liability                       68.7    79.1   (13.1)
Satellite                                              72.5    72.4     0.1
Aviation                                               22.6    21.3     6.1
Excess property                                        20.5    16.3    26.1
Financial lines                                       114.2   112.3     1.2
Lloyd's syndicates                                     44.4    12.3     N.M.
Property catastrophe (Tempest)                         94.6      -      N.M.
Other                                                   4.8    12.5   (62.4)
                                                     ------  ------   -------
                                                     $559.2  $497.6    12.4%
                                                     ======  ======   =======

Net premiums written:
Excess liability                                    $ 114.8  $167.5   (31.5)%
Directors and officers liability                       68.7    79.1   (13.1)
Satellite                                              46.2    64.9   (28.9)
Aviation                                               17.6    17.3     1.3
Excess property                                        20.2    13.6    49.1
Financial lines                                       100.9   112.3   (10.2)
Lloyd's syndicates                                     31.5     6.1     N.M.
Property catastrophe (Tempest)                         90.2      -      N.M.
Other                                                   4.6    10.7   (57.1)
                                                     ------  ------   ------
                                                     $494.7  $471.5     4.9%
                                                     ======  ======   ======

Net premiums earned:
Excess liability                                    $ 143.6  $179.4   (20.0)%
Directors and officers liability                       69.8    79.5   (12.1)
Satellite                                              48.1    56.9   (15.5)
Aviation                                               19.1    11.8    61.7
Excess property                                        15.2     7.6   101.3
Financial lines                                        69.6    62.8    10.9
Lloyd's syndicates                                     14.7     0.8     N.M.
Property catastrophe (Tempest)                         97.9      -      N.M.
Other                                                   8.6     9.5   (10.3)
                                                     ------  ------   ------
                                                     $486.6  $408.3    19.2%
                                                     ======  ======   ======
(N.M. - Not meaningful)


                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)


Results of operations - Nine Months ended June 30, 1997

Gross premiums written increased by 12.4 percent from $497.6 million to $559.2 million despite continuing competitive pressures in most insurance markets. The growth in gross premiums written is mainly attributable to the inclusion of Tempest premiums of $94.6 million during the current nine month period and the increased participation in the Lloyds syndicates managed by MUL. As Tempest was purchased on July 1, 1996, there are no Tempest premiums in the comparable fiscal 1996 period. Growth in excess property, financial lines and aviation premiums also contributed to the increase. These factors together accounted for a $134.1 million increase in gross premiums written. This increase was offset mainly by declines of $54.5 million in excess liability gross premiums written and declines of $10.4 million in directors and officers liability gross premiums written as a result of continuing competitive pressures in those markets.

Net premiums written increased by 4.9 percent to $494.7 million for the nine months ended June 30, 1997, compared with $471.5 million for the same period of fiscal 1996. The inclusion of Tempest premiums in fiscal 1997 together with growth in excess property premiums and our participation in the Lloyd's syndicates managed by MUL partially offset declines in excess liability, directors and officers liability and satellite premiums as discussed above for gross written premiums. A portion of the decline in net premiums written is also a result of the Company's decision to purchase reinsurance for the financial lines and satellite product lines. Tempest net premiums written were reduced as a result of the purchase of the retrocessional cover on June 30, 1997.

Net premiums earned increased by $78.3 million or 19.2 percent to $486.6 million for the nine months ended June 30, 1997 compared with $408.3 million for the nine months ended June 30, 1996. The growth in net premiums earned was primarily the result of the inclusion of $97.9 million of earned premiums from Tempest for the period together with contributions from financial lines, aviation, excess property and the participation in the Lloyd's syndicates managed by MUL. These increases were again offset somewhat by declines in excess liability, directors and officers liability and satellite earned premiums.


Net Investment Income
                                              Nine Months ended      % Change
                                                   June 30             from
                                              1997        1996       prior year
                                             ------      ------      ----------
                                                (in millions)

Net investment income                        $177.4      $146.1        21.4%
                                             ======      ======        ====

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)


Results of operations - Nine Months ended June 30, 1997

The average yield earned on the investment portfolio was approximately the same in the nine month period ended June 30, 1997 as compared to the nine month period ended June 30, 1996 even with the change in the asset mix between periods. During the quarter ended December 31, 1996, the Company increased the equity exposure of the portfolio to 20 percent from 15 percent. The remainder of the portfolio is comprised of fixed maturity securities. With similar yields in each period, net investment income still increased by $31.3 million or 21.4 percent in the current period, as compared with the similar period of fiscal 1996 primarily as a result of a larger investable asset base due to the inclusion of the Tempest portfolio in the current period as well as positive cash flows from operations.


Net Realized Gains (Losses)
   on Investments                                         Nine Months ended
                                                               June 30
                                                          1997         1996
                                                         ------       ------
                                                            (in millions)

Fixed maturities and short-term investments               $ 40.4      $ 14.9
Equity securities                                           20.2        16.8
Financial futures and option contracts                      46.2        18.5
Currency                                                   (21.6)       (2.0)
                                                          ------      ------
                                                          $ 85.2      $ 48.2
                                                          ======      ======


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

Sales proceeds for fixed maturity securities were generally higher than their amortized cost during most of the period which resulted in net realized gains of $40.4 million being recognized on fixed maturities and short-term investments compared to net realized gains of $14.9 million for the same period last year.

With strong equity markets, net realized gains on sales of equity securities were $20.2 million in the first nine months of fiscal 1997 compared with gains of $16.8 million in the first nine months of fiscal 1996.

Net realized gains on financial futures and option contracts of $46.2 million recorded in the nine months ended June 30, 1997 were primarily generated by the equity index futures contracts held, as a result of a rise in the S&P 500 Stock Index during the period. For the nine month period ended June 30, 1996, the realized gains of $18.5 million on financial futures and option contracts were generated from U.S. Treasury futures contracts and from the equity index futures contracts held in the synthetic equity fund as a result of broad market improvements during the period.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)


Results of operations - Nine Months ended June 30, 1997


Combined Ratio
                                                             Nine Months ended
                                                                  June 30
                                                             1997         1996
                                                            ------       ------

Loss and loss expense ratio                                  67.2%        81.9%
Acquisition cost ratio                                        7.5          9.1
Administration expense ratio                                 10.7          6.9
                                                             -----        -----
Combined Ratio                                               85.4%        97.9%
                                                             =====        =====



For the nine months ended June 30, 1997, the loss and loss expense ratio was 67.2 percent compared to 81.9 percent for the nine months ended June 30, 1996. The ratio for the current period is impacted by the inclusion of the results of Tempest. Property catastrophe loss experience is generally characterized by low frequency but high severity short-tail claims which may result in significant volatility in results. For the current nine month period, Tempest's loss and loss expense ratio was 9.7 percent. Excluding Tempest, the loss and loss expense ratio would have been 80.8 percent. Several aspects of the Company's operations, including the low frequency and high severity of losses in the high excess layers in certain lines of business in which the Company provides insurance and reinsurance, complicate the actuarial reserving techniques utilized by the Company. Management believes, however, that the Company's reserves for unpaid losses and loss expenses, including those arising from breast implant litigation, are adequate to cover the ultimate cost of losses and loss expenses incurred through June 30, 1997. Since such provisions are necessarily based on estimates, future developments may result in ultimate losses and loss expenses significantly greater or less than such amounts (see "Breast Implant Litigation").

The acquisition cost ratio decreased from 9.1 percent to 7.5 percent in the current period compared to the same period of fiscal 1996 due primarily to the continuing change in the mix of business written by the Company. Administrative expenses increased by $23.5 million in the current period compared to the nine month period ended June 30, 1996. These additional expenses are primarily due to the increased cost base resulting from the strategic diversification by the Company over the past two years, including the recent acquisitions of Tempest, Methuen and ACE London, which account for $12.6 million of the increase, as well as the development of the new insurance lines and products. In addition, during the period, as a result of the increase in the market value of the Company's stock, the Company again recorded expenses related to stock appreciation rights. However, during the period, all remaining stock appreciation rights were exercised in return for options and cash and/or shares of the Company. In addition, certain stock appreciation rights were forfeited in return for cash during the period. Total expenses incurred in the nine month period ended June 30, 1997 relating to these transactions amounted to $5.5 million compared with $4.0 million for the nine month period ended June 30, 1996. There were no stock appreciation rights outstanding at June 30, 1997.

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

For the nine months ended June 30, 1997, the Company's consolidated net cash flow from operating activities was $257.4 million, compared with $443.5 million for the nine months ended June 30, 1996. Cash flows are affected by claims payments, which due to the nature of the insurance and reinsurance coverage provided by the Company, may comprise large loss payments on a limited number of claims and can therefore fluctuate significantly. The irregular timing of these large loss payments, for which the source of cash can be from operations, available credit facilities or routine sales of investments, can create significant variations in cash flow from operations between periods. For the nine month periods ended June 30, 1997 and 1996, loss and loss expense payments amounted to $240.9 million and $67.6 million respectively. However, positive cash flows from operating activities as well as the reinvestment of funds generated by the portfolio did increase the level of investable assets during the period. This increase was offset by the outflow of funds with respect to the Company's share repurchase program. In early August 1997 the Company made a payment in excess of $100 million to an additional insured in respect of a settlement reached with regard to the breast implant litigation. Total loss and loss expense payments amounted to $101.4 million, $73.1 million and $126.6 million in fiscal years 1996, 1995 and 1994, respectively.

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

The Company has a $50 million committed unsecured line of credit provided by a syndicate of six major international banks, led by Morgan Guaranty Trust Company of New York ("Morgan"). In accordance with the Company's cash management strategy, this facility is utilized when it is determined that borrowing on a short-term basis is advantageous to the Company. The line of credit agreement requires the Company to maintain consolidated tangible net worth of not less than $1.25 billion. There were no draw-downs on the line of credit during the nine months ended June 30, 1997 and there were no outstanding borrowings at June 30, 1997. The syndicate of banks has also provided up to 70.3 million pounds (approximately $117 million) for a five year, collateralized letter of credit ("LOC"), which is used to provide funds at Lloyd's to support underwriting capacity on Lloyd's syndicates in which the Company participates. Certain assets, amounting to 115 percent of the value of the LOC, have been pledged as collateral for the LOC. Morgan has served as the issuing bank for the letter of credit.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)


Liquidity and Capital Resources (continued)

The Board of Directors has authorized the repurchase from time to time of the Company's Ordinary Shares in open market and private purchase transactions. On May 9, 1997, the Board of Directors terminated the existing share repurchase program and authorized a new program for up to $300.0 million of the Company's Ordinary Shares. During the nine months ended June 30, 1997, the Company repurchased 3,031,000 Ordinary Shares under share repurchase programs for an aggregate cost of $182.6 million. As at June 30, 1997, approximately $268.0 million of the May 9, 1997 Board authorization had not been utilized.

On October 18, 1996, January 17, 1997 and April 18, 1997, the Company paid quarterly dividends of 18 cents per share to shareholders of record on September 30, 1996, December 29, 1996 and March 31, 1997. On July 18, 1997 the Board of Directors paid a quarterly dividend of 22 cents per share to shareholders of record on June 30, 1997. The declaration and payment of future dividends is at the discretion of the Board of Directors and will be dependent upon the profits and financial requirements of the Company and other factors, including legal restrictions on the payment of dividends and such other factors as the Board of Directors deems relevant.

Fully diluted net asset value per share was $44.05 at June 30, 1997, compared with $38.31 at September 30, 1996.

Changes in shareholders' equity during the nine months ended June 30, 1997 were (in millions):

        Balance at September 30, 1996                         $ 2,244

        Net Income for period                                     334
        Repurchase of Ordinary Shares                            (183)
        Change in net unrealized appreciation on investments       73
        Dividends declared                                        (33)
        Other                                                       6
                                                              --------
        Balance at June 30, 1997                              $ 2,441
                                                              ========

The Company maintains loss reserves for the estimated unpaid ultimate liability for losses and loss expenses under the terms of its policies and agreements. The ultimate liability is estimated using actuarial and statistical projections. The reserve for unpaid losses and loss expenses of $1.9 billion at June 30, 1997, includes $922.7 million of case and loss expense reserves. While the Company believes that its reserve for unpaid losses and loss expenses at June 30, 1997 is adequate, future developments may result in ultimate losses and loss expenses significantly greater or less than the reserve provided. A number of the Company's insureds have given notice of claims relating to breast implants or components or raw material thereof that had been produced and/or sold by such insureds. The Company does not have adequate data upon which to anticipate any funding schedule for the payment of these liabilities, and it expects that the amount of time required to determine the financial impact of the options selected by claimants may extend well into 1997 and beyond. Payments may be accelerated for some policyholders in 1997 as a result of settlement of opt-out cases and as additional payments are required to fund Settlement II (see "Breast Implant Litigation").

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

Declaratory judgment lawsuits, involving four of the Company's insureds, have been filed seeking guidance on the appropriate trigger for their insurance coverage. None of the insureds have named the Company in such lawsuits, although other insurers and third parties have sought to involve the Company in those lawsuits. To date, one court has stayed a lawsuit against the Company by other insurers; two courts have dismissed actions by other insurers against the Company. Another court in Texas has ruled against the Company's arguments that the court should dismiss the claims by other insurers and certain doctors attempting to bring the Company into coverage litigation there. On appeal in the Texas lawsuit, the appellate court affirmed the lower court's order refusing to dismiss the claims against the Company; further appellate review in the Texas Supreme Court is pending. In addition, further efforts are contemplated to stay or dismiss the doctors' claims against the Company in the Texas lawsuit.

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

The Company continually evaluates its reserves in light of developing information and in light of discussions and negotiations with its insureds. In August 1996, the Company reached a settlement resolving all issues with one of its insureds for a sum of money to be paid out over a number of years. The first payment was made in December 1996. The settlement is consistent with the Company's belief that its reserves are adequate. In April 1997, the Company made a payment to another policyholder in the amount of $100 million. Additional limits remain for this insured. These payments were expected by the Company and are included in previous reserves. A settlement resolving all issues was reached in August 1997 with an additional insured and a payment in excess of $100 million was made to the insured. Significant uncertainties continue to exist with regard to the ultimate outcome and cost of Settlement II and the number and value of the opt-out claims. While the Company is unable at this time to determine whether additional reserves, which could have a material adverse effect upon the financial condition, results of operations and cash flows of the Company, may be necessary in the future, the Company believes that its reserves for unpaid losses and loss expenses including those arising from breast implant claims are adequate as at June 30, 1997.

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

The Company has calculated basic and diluted EPS, as defined in FAS 128 and interpreted by the Company based on information currently available, and has determined that such amounts do not differ materially from primary EPS, which is reflected in the Company's statement of operations, for the years presented.

                                ACE LIMITED

                        PART II - OTHER INFORMATION



ITEM 5.  OTHER INFORMATION

1) On August 8, 1997 the Company declared a dividend of $0.22 per Ordinary Share payable on October 17, 1997 to shareholders of record on September 30, 1997.

2) On August 8, 1997, Mr. Dermot F. Smurfit was appointed as a member of the ACE Limited Board of Directors.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)      Exhibit 10.29 - First Amendment of Ace Limited 1995 Outside
           Directors Plan

b)      Exhibit 11.1 - Statement regarding computation of earnings per share.

c)      There were no reports on Form 8-K filed during the quarter.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        ACE LIMITED
                             -----------------------------------







August 12, 1997                       Brian Duperreault
                              ----------------------------------
                                Chairman, President and Chief
                                      Executive Officer







August 12, 1997                    Christopher Z. Marshall
                              ----------------------------------
                              Executive Vice President and Chief
                                      Financial Officer

EXHIBIT INDEX



Exhibit
Number          Description                        Numbered Page

10.29   First Amendment of Ace Limited 1995
           Outside Directors Plan

11.1    Computation of earnings per share

27      Financial Data Schedule