Form 10-K
period 1997-09-30
ACE LTD
filed 1997-12-24
CIK 896159

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

                 For the fiscal year ended September 30, 1997

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

                               THE ACE BUILDING
                             30 WOODBOURNE AVENUE
                                HAMILTON HM 08
                                    BERMUDA
                                (441) 295-5200
              (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER,
       INCLUDING AREA CODE, OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

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

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. ()

  As of December 16, 1997, there were 54,519,540 Ordinary Shares par value $0.125 of the Registrant outstanding and the aggregate market value of voting stock held by non-affiliates at such date was approximately $4.71 billion. For the purposes of this computation, shares held by directors (and shares held by any entities in which they serve as officers) and officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Certain portions of registrant's definitive proxy statement relating to its Annual General Meeting of Shareholders scheduled to be held on February 6, 1998, are incorporated by reference into Part III of this report and certain portions of the 1997 Annual Report to Shareholders are incorporated by reference into Parts II and IV of this report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  ACE LIMITED

                                 INDEX TO 10-K

                                                                            PAGE
                                                                            ----
                                     PART I

 Item 1.  Business.......................................................     1
 Item 2.  Properties.....................................................    21
 Item 3.  Legal Proceedings..............................................    21
 Item 4.  Submission of Matters to a Vote of Security Holders............    21

                                    PART II

          Market for the Registrant's Ordinary Shares and Related
 Item 5.  Stockholder Matters............................................    23
 Item 6.  Selected Financial Data........................................    23
          Management's Discussion and Analysis of Results of Operations
 Item 7.  and Financial Condition........................................    23
 Item 7A. Quantitative and Qualitative Disclosures About Market Risk.....    23
 Item 8.  Financial Statements and Supplementary Data....................    23
          Changes in and Disagreements with Accountants on Accounting and
 Item 9.  Financial Disclosure...........................................   23

                                    PART III

 Item 10. Directors and Executive Officers of the Registrant.............    24
 Item 11. Executive Compensation.........................................    24
 Item 12. Security Ownership of Certain Beneficial Owners and Management.    24
 Item 13. Certain Relationships and Related Transactions.................    24

                                    PART IV

          Exhibits, Financial Statements, Schedules and Reports on Form
 Item 14. 8-K............................................................    24

                                    PART I

ITEM 1. BUSINESS

  Certain terms used below are defined in the "Glossary of Selected Insurance Terms" appearing on page 15.

 General

  ACE Limited ("ACE") is a holding company incorporated with limited liability under the Cayman Islands Companies Law and maintains its principal business office in Bermuda. The Company, through its Bermuda-based operating subsidiaries, A.C.E. Insurance Company, Ltd. ("ACE Insurance"), Corporate Officers & Directors Assurance Ltd. ("CODA") and Tempest Reinsurance Company Limited ("Tempest"), provides insurance and reinsurance for a diverse group of international clients. In addition, the Company provides funds at Lloyd's to support underwriting by syndicates managed by Methuen Underwriting Limited ("MUL"), ACE London Aviation Limited ("ALA") and ACE London Underwriting Limited ("ALU"), its indirect wholly owned subsidiaries. The term "the Company" refers to ACE and its subsidiaries excluding MUL, ALA and ALU.

  The Company's long-term business strategy focuses on achieving underwriting profits and providing value to its clients and shareholders through the utilization of its growing capital base within the insurance and reinsurance markets. As part of this strategy, the Company acquired CODA in 1993. During 1994 and 1995, the Company diversified its product portfolio from excess liability insurance and directors and officers liability insurance to accommodate the needs of its expanding, global client base of multinational corporations by adding satellite insurance, aviation insurance, excess property insurance and financial lines products. This diversification added balance to the risk of the existing portfolio of insurance products and enhanced the Company's overall profit potential while utilizing its existing capital base. The Company continued its strategic diversification with the acquisition in March 1996 of 51 percent of Methuen Group Limited ("Methuen"), the holding company for MUL, and in July 1996 of Tempest, a leading Bermuda-based property catastrophe reinsurer.

  The acquisition of Tempest provided the Company with a unique opportunity to expand into the property catastrophe reinsurance business through an established and well known reinsurance company. Tempest underwrites property catastrophe reinsurance on a worldwide basis, emphasizing excess layer coverages, and has large aggregate exposures to man-made and natural disasters. The short-tail nature of the property catastrophe business and shorter loss payout patterns complement the generally longer-tail nature of the Company's other product lines.

  In November 1996, the Company acquired the remaining 49 percent interest in Methuen. Also in November 1996, the company acquired Ockham Worldwide Holdings plc which subsequently changed its name to ACE London Holdings Ltd ("ACE London"). ACE London owns two Lloyd's managing agencies, ALA and ALU.

  In March 1997, the Company, together with two other insurance companies, formed a managing general agency in Bermuda to provide underwriting services to the three organizations for political risk insurance coverage. The new company, Sovereign Risk Insurance Ltd ("Sovereign") issues subscription policies with the Company assuming 50 percent of each risk underwritten. The Company currently cedes 10 percent of all risks assumed from Sovereign. Sovereign offers limits of up to $50 million per project and $100 million per country.

  On September 18, 1997, the Company announced it had executed a definitive agreement for the acquisition, through a newly-created U.S. Holding Company, of Westchester Specialty Group, Inc. ("WSG"), an indirect wholly owned subsidiary of Xerox Corporation. WSG, through its insurance subsidiaries, provides specialty commercial property and umbrella liability coverages in the U.S. Under the terms of the agreement, the Company will purchase all of the outstanding capital stock of WSG for aggregate cash consideration of approximately $333 million. In connection with the acquisition, National Indemnity, a subsidiary of Berkshire Hathaway, will provide $750 million (75 percent quota share of $1 billion) of reinsurance protection to WSG with respect to their loss reserves for the 1996 and prior accident years. The acquisition which is subject to, among other matters, regulatory approval and other customary closing conditions, is expected to close in early 1998. The Company expects to finance this transaction with $250 million of bank debt and the remainder with available cash.

  On September 30, 1997, the Company announced the incorporation of ACE Insurance Company Europe Limited (AICE), as part of the International Financial Services Centre in Dublin, Ireland. AICE has been granted a license to write all 18 classes of non-life insurance in all member states of the European Union.

  The following table sets forth an analysis of gross premiums written for each of the years ended September 30, 1997, 1996 and 1995:

                                     FOR THE YEARS ENDED SEPTEMBER 30,
                          --------------------------------------------------------
                          1997 GROSS         1996 GROSS         1995 GROSS
                           PREMIUMS           PREMIUMS           PREMIUMS
                           WRITTEN   PERCENT  WRITTEN   PERCENT  WRITTEN   PERCENT
                          ---------- ------- ---------- ------- ---------- -------
                                                 (MILLIONS)
ACE Insurance (including
 CODA)
  Excess liability......    $144.6     19%     $210.2     33%     $246.9     57%
  Financial lines.......     134.7     18%      120.2     19%        9.2      2%
  Satellite.............     111.2     15%      104.0     16%       44.9     10%
  Directors and Officers
   liability............      85.4     11%       97.6     15%      105.0     24%
  Aviation..............      35.5      5%       33.3      5%        8.9      2%
  Excess property.......      25.4      3%       16.5      3%        5.6      1%
  Other.................       7.4      1%       14.8      2%       15.3      4%
                            ------    ----     ------    ----     ------    ----
    Total...............     544.2     73%      596.6     92%      435.8    100%
Lloyd's syndicates......      78.8     11%       14.4      2%        0.0      0%
Property catastrophe
 (Tempest)..............     119.6     16%       34.8      5%        0.0      0%
                            ------    ----     ------    ----     ------    ----
                            $742.6    100%     $645.8    100%     $435.8    100%
                            ======    ====     ======    ====     ======    ====

--------
(1) Tempest was acquired on July 1, 1996 and thus gross premiums written for Tempest in fiscal 1996 only relate to the three month period since acquisition.

 Insurance Operations (excluding Lloyd's operations)

  The Company, through ACE Insurance and CODA, provides property and casualty insurance coverage, including excess liability insurance, directors and officers liability insurance, satellite insurance, aviation insurance, excess property insurance and financial lines products, to industrial, commercial and other enterprises.

  The nature of the insurance coverages provided by the Company are generally expected to result in low frequency but high severity of individual losses. This loss pattern is particularly evident in the Company's excess liability insurance due to the high attachment points and large limits offered. The Company does purchase limited excess of loss clash reinsurance with respect to its excess liability policies and has also purchased reinsurance designed to limit its exposure on the satellite, financial lines, aviation and excess property lines of business.

  At September 30, 1997 approximately 67 percent of the Company's written premiums came from North America with approximately 23 percent coming from the United Kingdom and continental Europe and approximately 10 percent from other countries.

 Excess Liability

  The Company seeks to provide the highest layer of excess liability coverage in the insurance programs of the world's major corporations and requires that at least a portion of its coverage be the highest layer in a policyholder's insurance program. The Company writes excess liability coverage, on an occurrence first reported stand alone form, generally in excess of a minimum attachment point of $100 million per occurrence and with a minimum limit of $10 million and a maximum limit of $200 million per occurrence and in the aggregate for all covered occurrences of which notice is given during such year. Such limit is subject to reinstatement at the insureds election for incidents post reinstatement. Effective on or after December 15, 1994 the Company imposed an annual aggregate sublimit for integrated occurrences of $100 million for all new and renewal business that purchases limits greater than $100 million. During 1994, the Company reduced the minimum attachment point to $50 million (or the foreign currency equivalent) from $100 million for certain classes of non-U.S. domiciled excess liability risks. In this instance, the Company offers limits up to twice the reduced attachment point.

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

 Satellite

  The Company's satellite insurance operations offers separate gross limits of up to $50 million per risk for launch insurance, including ascent to orbit and/or initial testing and up to $50 million per risk for in-orbit insurance. The Company has entered into a surplus treaty arrangement which provides for up to $25 million of reinsurance on each risk. Prior to February 1996, the Company offered separate limits of up to $25 million per risk, which was fully retained by the Company.

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

 Financial Lines

  Financial lines utilizes transactions which combine the concepts of finance with the principles of insurance. Typically, clients purchasing these products are seeking insurance or reinsurance for exposures which are difficult to place because of limited or nonexistent capacity, ineffective terms or inefficient pricing being provided by traditional insurance markets. Alternatively, they may use these insurance or reinsurance products to cover loss exposures which are not appropriately addressed by current products available.

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

 Aviation

  The aviation insurance group offers limits of up to $150 million per insured, with no minimum attachment point. The Company reduces its net exposure per policy to approximately $50 million with a dedicated reinsurance program. Classes of business written include aviation product liability, aviation manufacturers (including hull and all risks and products liability); aviation refuellers; and airport and airport contractors, together with certain aircraft risks.

  Generally, the Company will write aircraft liability in conjunction with one or more of the other aviation products, and where the aircraft (owned or non-owned) is used for corporate purposes. Coverage will include third party bodily injury, property damage and passenger legal liability.

 Excess Property

  The Company also offers excess property insurance. Its primary target markets are chemical, energy, electronics, heavy manufacturing, mineral, oil and gas, and utilities. Coverage is also available to select manufacturing, industrial and institutional risks. Excess property insurance coverage is offered with limits of up to $50 million per risk, typically above an attachment point of $25 million. In certain circumstances, the Company uses reinsurance to establish the retained net limit per risk. Attachment levels, terms and pricing for each risk are derived from the Company's property underwriters' independent assessment of "probable maximum loss", a benchmark of risk frequency and severity.

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

  The Company receives business from approximately 200 non-U.S. brokers of which 10 produced approximately 93 percent of the Company's business in 1997. The following table sets forth the percentage of the Company's insurance business placed through each broker and its affiliates placing more than 10 percent of the Company's business.

                                                                    YEAR ENDED
                                                                  SEPTEMBER 30,
                                                                  ---------------
                                                                  1997 1996  1995
                                                                  ---- ----  ----
J&H Marsh & McLennan, Incorporated (1)(3)........................ 42%   42%   59%
Aon Corporation (2)(3)........................................... 17%   16%   14%

--------
(1) During 1997, Marsh & McLennan, Incorporated acquired Johnson & Higgins. For fiscal 1996 and 1995, the percentage of business placed by Marsh & McLennan, Incorporated was 31 percent and 43 percent, respectively and the percentage of business placed by Johnson & Higgins was 11 percent and 16 percent, respectively.
(2) During 1997, Aon Corporation acquired Alexander & Alexander Services, Inc. For fiscal 1996 and 1995, the percentage of business placed by Aon Corporation was 10 percent and 8 percent, respectively and the percentage of business placed by Alexander & Alexander Services, Inc. was 6 percent for both years.
(3) The percentages shown in the table for fiscal 1997 reflect the business placed by the combined entities and their affiliates for the entire year.

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

  The Company believes that it is unique in that it offers up to $200 million of excess liability coverage and that all or a portion of its coverage is generally the highest layer of a client's insurance program. There are a small number of insurers that compete with the Company, including American International Group, Inc. ("AIG"), several large European insurers, Exel Limited ("EXEL"), certain Lloyd's syndicates and Starr Excess Liability Insurance Co. Ltd. ("Starr"). The Company has continued to experience competition during 1997 in this line of business.

  There is a small group of dominant insurers in the directors and officers liability insurance area and the Company faces strong competition in that area from competitors such as Executive Risk Insurance Company, AIG, Chubb Group of Insurance Cos., CNA, EXEL, certain Lloyd's syndicates and Starr. The Company continues to experience increased competition in this market. However, the Company has been successfully marketing its products through the London representative office, resulting in a number of new non-North American accounts.

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

  The Company expects that a significant portion of the future growth in most of its lines of business will continue to come from new non-U.S. accounts. Accordingly, the Company continues to promote its products overseas, particularly to large industrial companies in Latin America, Europe, the Middle East, South Africa, Australia and the Far East.

  The Company has received a group rating of A+ (Superior) from A.M. Best Company, a leading insurance rating company ("A.M. Best"). The most current rating covers the Company, together with its operating subsidiaries ACE Insurance and CODA. ACE Insurance and CODA have also received A+ (Good) claims paying ratings from Standard & Poor's Corporation (S&P). These ratings are based upon factors relevant to policyholders, agents and intermediaries and are not directed toward the protection of investors. Such ratings are not recommendations to buy, sell or hold securities.

 Reinsurance Operations

  The Company's reinsurance activities are principally conducted through Tempest, its wholly owned subsidiary, which was acquired in July 1996. However, ACE Insurance offers financial lines reinsurance products (see "Insurance Operations") and the Lloyd's syndicates in which the Company participates also participate in certain reinsurance markets (see "Lloyd's operations").

  In addition, in April 1997, ACE Insurance announced that it had signed a quota share treaty reinsurance agreement with the Multilateral Investment Guarantee Agency ("MIGA"), part of the World Bank Group. MIGA provides coverage for foreign investments in developing countries. The agreement allows MIGA to provide private investors and developing countries additional capacity to support developmentally sound investment projects. The coverages offered will be the same as those offered by MIGA's guarantee program, namely, transfer restriction, expropriation, war and civil disturbance and breach of contract. The quota share treaty offers limits of up to $25 million per contract with an aggregate of $100 million per country.

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

  Tempest underwrites reinsurance principally on an excess of loss basis. During the twelve month period ended September 30, 1997, approximately 98 percent of premiums were written on an excess of loss basis. Other property reinsurance written by Tempest on a limited basis for select clients, includes proportional property and per risk excess of loss treaty reinsurance. At September 30, 1997, Tempest had 224 programs in force with 174 clients.

  Tempest underwrites a substantial portion of its business in currencies other than U.S. dollars and may from time to time experience exchange gains and losses and incur significant underwriting losses in currencies other than U.S. dollars. The following table sets forth the amount of Tempest's gross premiums written allocated by territory of coverage:

                                                       TEN MONTHS
                                         YEAR ENDED       ENDED      YEAR ENDED
                                        SEPTEMBER 30, SEPTEMBER 30, NOVEMBER 30,
                                           1997(I)        1996          1995
                                        ------------- ------------- ------------
      United States....................      68.4%         64.0%        55.7%
      United Kingdom...................      12.8          13.3         15.9
      Australia & New Zealand..........       6.3           6.0         11.3
      Japan............................       3.6           3.8          7.2
      Other............................       8.9          12.9          9.9
                                            -----         -----        -----
                                            100.0%        100.0%       100.0%
                                            =====         =====        =====

--------
(i) Tempest has a November 30 fiscal year-end.

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

  Tempest receives business from approximately 31 brokers. The following table sets forth the percentage of Tempest's business written through each broker and its affiliates placing more than 10 percent of Tempest's business:

                                                     TEN MONTHS
                                       YEAR ENDED       ENDED      YEAR ENDED
                                      SEPTEMBER 30, SEPTEMBER 30, NOVEMBER 30,
                                          1997          1996          1995
                                      ------------- ------------- ------------
      J&H, Marsh & McLennan,
       Incorporated (1)..............      34%           30%          34%
      E.W. Blanche Co................      15%            7%           5%
      Greig Fester International
       Limited.......................       7%            7%          16%

--------
(1) During 1997, Marsh & McLennan, Incorporated acquired Johnson & Higgins. For 1996 and 1995 the percentage of business placed by Marsh & McLennan, Incorporated was 26 percent and 30 percent, respectively and the percentage of business placed by Johnson & Higgins was 4 percent for both periods. The percentage shown in the table for fiscal 1997 reflect the business placed by the combined entity and its affiliates for the entire fiscal 1997 year.

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

  Tempest purchased a modest amount of retrocessional cover during the current fiscal year.

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

  Tempest has received a rating of A (Excellent) from A.M. Best and a claims paying ability rating of A (Good) from S&P.

 Lloyd's Operations

  Lloyd's is a long established insurance marketplace where many varied forms of insurance are sold by syndicates, which until 1994, were annual joint ventures of participating capital providers known as "Names". Participation as a Name on a syndicate carries with it unlimited liability for the Name's share of any insurance losses incurred by the syndicate (each Name participating severally). In 1994, the rules relating to membership of Lloyd's were changed to allow limited liability corporate capital vehicles to enter the Lloyd's marketplace as capital providers. Typically, Lloyd's syndicates now comprise a mixture of limited and unlimited liability capital combining in the annual joint venture.

  Several of the underwriting years of the late 1980's and early 1990's were particularly unprofitable for many of the syndicates operating at Lloyd's. This proved to be financially disastrous for some of the Names on the affected syndicates due to the unlimited liability of their participation. In August 1996, Lloyd's implemented it's "Reconstruction and Renewal" proposals which involved a new company, Equitas being authorised to reinsure the liabilities of the 1992 and prior years of account of most of the syndicates at Lloyd's. The funding to give effect to these proposals came from a variety of sources including the premiums on the liabilities assumed by Equitas as well as a series of levies charged to entities that had historically provided services to the Lloyds insurance market (including managing agencies and insurance brokers).

  Participation in selective syndicates in the Lloyd's insurance market provides the company with new lines of business in the aviation, marine and non-marine markets as well as the opportunity to diversify its insurance risk profile through markets to which it would otherwise not have access. This syndicate participation is through dedicated corporate capital vehicles thus limiting the liability of the Company.

  In order to more closely monitor its syndicate participations the Company has established a UK holding company (ACE UK Limited) which acquired three managing agencies at Lloyd's namely MUL, ALA and

ALU. Through a central service company, these three managing agencies provide accounting, reporting and ancillary insurance services to the syndicates managed by them and on which the Company participates.

  For the 1997 year of account the Company has committed approximately $120 million of capital spread amongst the thirteen syndicates managed by MUL, ALA and ALU supporting up to approximately $229 million of underwriting capacity. For the 1998 year of account, the Company has agreed to provide funds at Lloyd's of up to approximately $250 million to support up to approximately $485 million of underwriting capacity on syndicates managed by MUL, ALA and ALU.

  There is significant competition in all classes of business transacted by the syndicates emanating from a number of different markets worldwide. Depending on the class of business concerned competition comes from the London market; other Lloyd's syndicates and ILU Companies (Institute of London Underwriters), major international insurers and reinsurers. On international risks, competition also comes from the domestic insurers in the country of origin of the insured.

  The syndicates are able to compete successfully by developing and maintaining close, long term relationships with clients through a high quality service and an ability to deliver innovative solutions tailored to the client's needs.

  The Lloyd's market has received a rating of A (Excellent) from A.M. Best and a claims paying ability rating of A+ (Good) from S&P.

 Claims Administration

  Claims arising under policies issued by ACE Insurance and CODA are managed in Bermuda by ACE Insurance's claims department. This department maintains a claims database into which all notices of loss are entered. If the claims department determines that a loss is of sufficient severity, it makes a further inquiry of the facts surrounding the loss and, if deemed necessary, retains outside claims counsel to monitor claims. Based upon its evaluation of the claim, the claims department may recommend that a case reserve in a specified amount be established or that all or part of a claim be paid. The claims department monitors all claims and, where appropriate, will recommend the establishment of a new case reserve or the increase or decrease of an existing case reserve with respect to a claim.

  With the exception of certain aviation coverages, ACE Insurance does not undertake to defend its insureds. It has, in certain instances, provided advice to insureds with respect to the management of claims. ACE Insurance believes that its experience in resolving large claims and its proactive approach to claims management has contributed to the favourable resolution of several cases.

  Because ACE Insurance does not do business in the U.S., it must often rely on U.S. counsel to assist it in evaluating liability and damages confronting its insureds in the U.S. ACE Insurance does not believe that the information received or the procedures followed have materially or adversely affected its ability to identify, review or settle claims.

  Claims arising under contracts written by Tempest are managed in Bermuda by Tempest. Tempest also maintains a claims database into which all notices of loss are entered. Loss notices are received from brokers. They are reviewed and case reserves are established for Tempest's portion of the loss. Case reserves are then adjusted based on receipt of further notifications from brokers.

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

  All information received with respect to case reserves, whether on "lead business' or on "following business', are screened, validated and recorded by the syndicates. The syndicates' claims departments can vary the case reserves carried from those advised by the bureaux and can carry reserves for claims not processed by the bureaux. Any such adjustments and entries are specifically identifiable within the claims system.

 Unpaid Losses and Loss Expenses

  The Company is required to make provisions in its financial statements for the estimated unpaid liability for losses and loss expenses for claims made against it under the terms of its policies and agreements. Estimating the ultimate liability for losses and loss expenses is an imprecise science subject to variables that are influenced by both internal and external factors. This is true because claim settlements to be made in the future may be impacted by changing rates of inflation and other economic conditions, changing legislative, judicial and social environments and changes in the Company's claims handling procedures. In some cases, significant periods of time, ranging up to several years or more, may elapse between the occurrence of an insured loss, the reporting of the loss to the Company and the settlement of the Company's liability for that loss. In other cases, the period between first notice and final payment can be relatively short, even less than one year.

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

  A number of the Company's insureds have given notice of claims relating to breast implants or components or raw material thereof that had been produced and/or sold by such insureds. Lawsuits, including class actions, involving thousands of implant recipients have been filed in both state and federal courts throughout the United States. Most of the federal cases have been consolidated pursuant to the rules for Multidistrict Litigation ("MDL") to a Federal District Court in Alabama, although cases are in the process of being transferred back to federal courts or remanded to state courts. At June 30, 1994, the Company increased its then existing reserves relating to breast implant claims. Although the reserve increase was partially satisfied by an allocation from existing IBNR, it also required an increase in the Company's total reserve for unpaid losses and loss expenses at June 30, 1994 of $200 million. The increase in reserves was based on information made available in the pending lawsuits and information from the Company's insureds and was predicated upon an allocation between coverage provided before and after the end of 1985 (when the Company commenced underwriting operations). No additional reserves relating to breast implant claims have been added since June 30, 1994.

  The Company continually evaluates its reserves in light of developing information and in light of discussions and negotiations with its insureds. During 1997, the Company made payments of approximately $250 million with respect to breast implant claims. These payments were included in previous reserves and are consistent with the Company's belief that its reserves are adequate. Significant uncertainties continue to exist with regard to the ultimate outcome and cost of the Settlement and value of the opt-out claims. While the Company is unable at this time to determine whether additional reserves, which could have a material adverse effect upon the financial condition, results of operations and cash flows of the Company, may be necessary in the future, the Company believes that its reserves for unpaid losses and loss expenses including those arising from breast implant claims are adequate as at September 30, 1997. See "Management's Discussion and Analysis of Results of Operations and Financial Condition--Breast Implant Litigation" in the 1997 Annual Report to shareholders filed with this Form 10-K.

  After a claim is reported to the Company, a case reserve is established for the estimated ultimate losses and loss expenses, if any, with respect to the reported claim. The amount and timing of the reserve reflects the judgment of the claims personnel based upon general corporate reserving practices and on the experience and knowledge of the claims personnel (including, where appropriate, outside counsel and claim consultants) regarding the nature and value of the specific type of claim.

  The process in estimating ultimate liability employed by the Company is set forth in an actuarial report (the "Actuarial Report") prepared annually by the Company's Chief Actuary. The Company engages an independent actuarial firm to review the Actuarial Report on an annual basis. As stated in its actuarial review, such firm believed that the methods and assumptions contained in the Actuarial Report were reasonable and appropriate for use in setting loss reserves at September 30, 1997. Such Actuarial Report contains a number of qualifications with respect to the complications and relative uncertainty that exists in establishing reserves for the Company's lines of business, which qualifications are substantially similar to those discussed above.

  Losses and loss expenses are charged to income as incurred. The reserve for unpaid losses and loss expenses represents the estimated ultimate losses and loss expenses less paid losses and loss expenses and is composed of case reserves, loss expense reserves and IBNR loss reserves. During the loss settlement period, which can be many years in duration, additional facts regarding individual claims and trends often will become known. As these become apparent, case reserves may be adjusted by allocation from the IBNR loss reserve without any change in the overall reserve. In addition, application of statistical and actuarial methods may require the adjustment of the overall reserves upward or downward from time to time. The final liability nonetheless may be significantly greater than or less than the prior estimates.

  At September 30, 1997, the reserve for unpaid losses including IBNR loss reserves was $1,834.8 million and the reserve for loss expenses was $35.2 million. The Company believes that its reserves for unpaid losses and loss expenses including those arising from breast implant claims are adequate as of September 30, 1997.

  The "Analysis of Loss and Loss Expense Development" shown on page 13 presents the subsequent development of the estimated year-end liability for unpaid losses and loss expenses at the end of each of the years in the eleven-year period ended September 30, 1997. The top line of the table shows the estimated liability for unpaid losses and loss expenses recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and loss expenses for claims arising from all prior years' policies and agreements that were unpaid at the balance sheet date, including IBNR loss reserves. The upper (paid) portion of the table presents the amounts paid as of subsequent years on those claims for which reserves were carried as of each specified year. The lower portion of the table shows the re-estimated amount of the previously recorded liability as of the end of each succeeding year. Several aspects of the Company's operations, including the low frequency and high severity of losses in the high excess layers in which the Company provides insurance, complicate the actuarial reserving techniques utilized by the Company. Accordingly, the Company expects that ultimate losses and loss expenses attributable to any single underwriting year will be either more or less than the incremental changes in the lower portion of the following table. Management believes, however, that the losses and loss expenses which have been recorded through September 30, 1997, including those arising from breast implant claims, are adequate to cover the ultimate cost of losses and loss expenses incurred through September 30, 1997 under the terms of the Company's policies and agreements. Since such provisions are necessarily based on estimates, the ultimate losses and loss expenses may be significantly greater or less than such amounts. See "Management's Discussion and Analysis of Results of Operations and Financial Condition--

Breast Implant Litigation" in the 1997 Annual Report to Shareholders filed with this Form 10-K.

                 ANALYSIS OF LOSS AND LOSS EXPENSE DEVELOPMENT

                                       YEAR ENDED SEPTEMBER 30,
                   ----------------------------------------------------------------
                     1987     1988       1989       1990        1991        1992
                   -------- ---------  ---------  ---------  ----------  ----------
                                            (IN THOUSANDS)
Unpaid...........  $  5,600 $  22,500  $  78,009  $ 319,230  $  470,832  $  813,849
Paid (Cumulative)
 As Of:
 1 year later....       167       431     26,190    181,525     149,493     340,836
 2 years later...       469     1,195     82,715    207,587     490,116     465,074
 3 years later...       672    21,307    108,689    531,502     590,847     517,366
 4 years later...       674    42,450    432,541    601,811     611,133     551,887
 5 years later...       674   182,110    459,183    622,097     627,691     881,198
 6 years later...       674   182,110    476,570    631,371     764,607
 7 years later...       674   195,939    484,549    641,060
 8 years later...       674   196,207    493,326
 9 years later...       674   196,861
 10 years later..       674

Liability Reestimated
As Of:
 End of year.....  $  5,600 $  22,500  $  78,009  $ 319,230  $  470,832  $  813,849
 1 year later....     5,463    57,682    267,674    475,647     706,960     813,849
 2 years later...    35,765   105,503    346,022    665,533     706,960   1,085,012
 3 years later...    19,901   134,227    516,783    665,533     874,368   1,234,462
 4 years later...    19,672   333,869    516,783    663,480     888,387   1,412,495
 5 years later...   139,674   333,869    487,911    680,119     940,513   1,666,770
 6 years later...   139,674   185,332    489,556    711,671   1,113,662
 7 years later...       674   176,889    479,306    768,935
 8 years later...       674   179,837    484,041
 9 years later...       674   177,624
 10 years later..       674
Cumulative
 redundancy/
 (deficiency)....     4,926  (155,124)  (406,032)  (449,705)   (642,830)   (852,921)

                                   YEAR ENDED SEPTEMBER 30,
                   --------------------------------------------------------
                      1993        1994        1995       1996       1997
                   ----------  ----------  ---------- ---------- ----------
                                        (IN THOUSANDS)
Unpaid...........  $  766,402  $1,176,215  $1,474,924 $1,836,113 $1,869,995
Paid (Cumulative)
 As Of:
 1 year later....     126,566      66,888      68,482    349,512
 2 years later...     183,439     121,628     402,368
 3 years later...     228,638     451,746
 4 years later...     558,625
 5 years later...
 6 years later...
 7 years later...
 8 years later...
 9 years later...
 10 years later..
Liability Reestimat
As Of:
 End of year.....  $  766,402  $1,176,215  $1,474,924 $1,836,113 $1,869,995
 1 year later....     966,402   1,177,292   1,474,924  1,836,113
 2 years later...   1,067,987   1,227,538   1,474,924
 3 years later...   1,211,424   1,386,571
 4 years later...   1,429,990
 5 years later...
 6 years later...
 7 years later...
 8 years later...
 9 years later...
 10 years later..
Cumulative
 redundancy/
 (deficiency)....    (663,588)   (210,356)          0          0          0


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

  In 1992, the Company began applying actuarial and statistical methods to estimate ultimate expected losses and loss expenses for all of the Company's business since inception. As at September 30, 1994 the Company changed its method of allocating IBNR to accident and balance sheet years. This allocation assigns IBNR to years based upon various risk factors including immaturity of year, amount of earned premium in that year, and development of known claims. As the Company's loss experience is characterized as low frequency, and high severity, IBNR is considered a bulk reserve, and is therefore available for loss development from whichever year it may arise. Prior to 1994, the allocation of IBNR to accident and balance sheet years was based upon a loss distribution indicated by the expected loss method employed by the Company. Losses paid for the year ending September 30, 1988 include an amount of $24.9 million, which is expected to be recovered from an insured.

  It should be noted that as of November 1, 1993 the Company acquired CODA and as of July 1, 1996 the Company acquired Tempest. However, the table has been re-stated to include CODA's and Tempest's loss experience as if both companies had been wholly owned subsidiaries of the Company from their inception.

  The "cumulative redundancy/(deficiency)" shown in the table represents the aggregate change in the reserve estimates over all subsequent years. The amounts noted are cumulative in nature; that is, an increase in loss estimate for prior year losses generates a deficiency in each intermediate year. For instance, a deficiency recognized in 1994 relating to losses incurred during the year ending September 30, 1992 would be included in the cumulative deficiency amount for each year from September 30, 1992 to the year the loss was recognized (1994), yet the deficiency would be reflected in operating results only in 1994. An analysis of the changes in aggregate reserves for losses and loss expenses under GAAP is presented below. Since reserves are necessarily based upon estimates, the ultimate net costs may vary from the original estimates. As adjustments to these estimates become necessary, they are reflected in current operations.

               RECONCILIATION OF UNPAID LOSSES AND LOSS EXPENSES

                                                    YEAR ENDED SEPTEMBER 30,
                                                --------------------------------
                                                   1997       1996       1995
                                                ---------- ---------- ----------
                                                         (IN THOUSANDS)
   Unpaid losses and loss expenses at
    beginning of year.........................  $1,836,113 $1,437,930 $1,160,392
   Unpaid losses and loss expenses assumed in
    respect of acquired companies.............         --      34,735        --
                                                ---------- ---------- ----------
                                                 1,836,113  1,472,665  1,160,392
                                                ---------- ---------- ----------
   Losses and loss expenses incurred in
    respect of losses occurring in:
     Current year.............................     435,941    464,824    350,653
     Prior years..............................         --         --         --
                                                ---------- ---------- ----------
       Total..................................     435,941    464,824    350,653
                                                ---------- ---------- ----------
   Losses and loss expenses paid in respect of
    losses occurring in:
     Current year.............................      52,547     39,567     14,394
     Prior years..............................     349,512     61,809     58,721
                                                ---------- ---------- ----------
       Total..................................     402,059    101,376     73,115
                                                ---------- ---------- ----------
   Unpaid losses and loss expenses at end of
    year......................................  $1,869,995 $1,836,113 $1,437,930
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

  Funds are invested in both U.S. and non-U.S. dollar denominated high-quality fixed maturity and equity securities. The approved asset allocation targets 20 percent of the consolidated investment portfolio to have an exposure to equities, with international equities limited to no more than 35 percent of total equities. This represents an increase from the period January 1995 to May 1996, when the target equity allocation was 15 percent, with international equities limited to no more than 20 percent of total equities. The remainder of the consolidated portfolio is to be invested in fixed income securities. Prior to the first quarter of fiscal 1995, total equity exposure was limited to 10 percent of the consolidated investment portfolio.

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

  Subsequent to September 30, 1997, the Company has made certain changes to its investment guidelines. These changes include revising the asset allocation targets to allow 5 percent of the consolidated investment portfolio to be invested in alternative investments. The allocation to fixed income securities will decrease from 80 percent to 75 percent. Also, the asset classes within the fixed maturity portion of the investment portfolio have been extended to include a 5 percent allocation to convertible bonds and a 5 percent allocation to high yield bonds with a minimum credit quality of "B'.

  Those fixed income investment managers with authorization to invest a portion of their portfolios in non-U.S. dollar securities are required to hedge a minimum of 75 percent of their total non-U.S. dollar exposure. Previously, currency hedging of fixed income securities was permitted at the discretion of the manager.

  Applicable insurance laws and regulations do not restrict the Company's investments except that certain types of investments (such as unquoted equity securities, investments in affiliates, real estate and collateral loans) may not qualify as a "relevant asset" for purposes of satisfying Bermuda statutory requirements. See "Regulation--Bermuda."

  For additional information regarding the investment portfolio, including breakdowns of the sector and maturity distributions, see note 4 to the consolidated financial statements included in the 1997 Annual Report to Shareholders.

 Regulation

  Bermuda

  The businesses of ACE Insurance, CODA and Tempest are regulated by the Insurance Act 1978 (as amended by the Insurance Amendment Act 1995) and related regulations (the "Act"). The Act imposes on Bermuda insurance companies solvency and liquidity standards and auditing and reporting requirements and grants the Minister of Finance (the "Minister") powers to supervise, investigate and intervene in the affairs of insurance companies. The Act provides for four classes of insurance company. ACE Insurance and Tempest have been designated as Class 4 insurers, which is the designation for the largest companies requiring capital and surplus in excess of $100 million. CODA has been designated a Class 3 insurer requiring capital and surplus in excess of $1 million. Each registered insurer must appoint an independent auditor to audit and report on the Statutory Financial Statements and Statutory Financial Return on an annual basis. The independent auditor must be approved by the Minister. Each Class 3 and Class 4 insurer must appoint a loss reserve specialist, who must also be approved by the Minister, to review and report on the loss reserves of the insurer on an annual basis.

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

  United Kingdom

  London Representative Office

  The Company has established for marketing purposes, a representative office in London, England. However, all underwriting operations continue to be conducted in Bermuda.

  Lloyd's

  The Company and certain of its UK subsidiaries are subject to the regulatory jurisdiction of the Council of Lloyd's (the "Council") as a result of the acquisitions by the Company of Methuen and ACE London and the establishment of ACE Capital Limited ("ACE Capital"), a UK limited liability corporate member of Lloyd's formed in connection with the Methuen acquisition. In addition, the Company has acquired three other UK limited liability corporate Member's of Lloyd's, ACE Capital II Limited (formerly Ockham London Limited); ACE Capital III Limited (formerly ZIC Lloyd's Underwriting Limited and ACE Staff Corporate Member Limited (a vehicle to facilitate staff participation on managed Syndicates). Unlike other financial markets in the UK, Lloyd's is not subject to direct UK government regulation through the UK Financial Services Act 1986 but, instead, is self regulating by virtue of the Lloyd's Act 1971-1982 through bye-laws, regulations and codes of conduct made by the Council, which governs the market. Under the Council there are two Boards, the Market Board and the Regulatory Board. The former is led by working members of the Council and is responsible for strategy and the provision of services such as premium and claims handling, accounting and policy signing. The Regulatory Board is responsible for the regulation of the market, compliance and the protection of policyholders. Under the regulations, the approval of Council has to be obtained before any person can be a "controller" of a corporate member or a managing agency. The Company has been approved as a "controller".

  Lloyd's imposes an absolute prohibition on any company being a 10% controller of a corporate member without first notifying Lloyd's and receiving their consent. This prohibition is qualified in respect of becoming a 20%, 33%, 50% or majority controller in that the corporate member must do all that lies within its powers to comply with Lloyd's requirements. In these latter circumstances, this essentially means that notice must have been given to the Council that the relevant threshold will be exceeded and the Council has not objected. Persons seeking to become controllers may be required to deliver a declaration and undertaking to Lloyd's, in the form prescribed by Lloyd's, unless Lloyd's exempts such person from this requirement. As a "controller", the company is required to give certain undertakings, directed principally towards ensuring that there is no direct interference in the conduct of the business of the managing agency, but there are no provisions in the Lloyd's Acts, the byelaws or the regulations which provide for any liabilities of ACE's Corporate Members, Methuen or ACE London to be met by the Company. In addition, a managing agency is required to comply with various capital and solvency requirements, and to submit to regular monitoring and compliance procedures. ACE Capital and ACE Staff Corporate Member Limited, as corporate members of Lloyd's, are each required to commit an amount broadly equal to 50 percent of their underwriting capacity on the syndicates to support their underwriting on those syndicates.

  In the case of ACE Capital III Limited, this percentage is about 80 percent by virtue of it only participating on one syndicate. ACE Capital II Limited will not be underwriting for the 1998 year of account, its capacity having been transferred to ACE Capital and ACE Staff Corporate Member Limited.

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

  The Company conducts its insurance business from its offices in Bermuda. All of the Company's insurance clients are obtained through non-U.S. insurance brokers and non-U.S. affiliates of U.S. insurance brokers. All insurance policies are issued and delivered and premiums are received in Bermuda. Based on, among other things, the foregoing, the Company does not believe it is in violation of the insurance laws of any state in the U.S.

  Many states impose a premium tax (typically 2 percent to 4 percent of gross premiums) on insureds obtaining insurance from nonadmitted foreign insurers, such as ACE Insurance and CODA. The premiums charged by the Company do not include any American state premium tax. Each insured is responsible for determining whether it is subject to any such tax and for paying such tax as may be due.

  The U.S. also imposes on policyholders an excise tax on insurance and reinsurance premiums paid to foreign insurers or reinsurers with respect to risks located in the United States. The rates of tax applicable to premiums paid to ACE Insurance and CODA are 4 percent for insurance premiums and 1 percent for reinsurance premiums.

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

  If the Company is unable to defend successfully against challenges of U.S. jurisdiction, it is possible that a policyholder could attempt to sue the Company in a U.S. court. The Company's primary defense to such action is that it's policies have a mandatory arbitration clause for coverage disputes. Courts in some states can impose damages in excess of policy limits if an insurer is found to have improperly and in bad faith declined coverage. If a U.S. court took jurisdiction of such a claim, it is possible that the Company's exposure could be significantly greater than policy limits. It is also possible that an arbitration panel, if the issues were properly presented, could make an extra-contractual award for bad faith damage.

  There can be no assurance that new or additional legislation will not be proposed and enacted that has the effect of subjecting the Company to regulation in the U.S.

  As previously discussed, on September 18, 1997, the Company executed a definitive agreement for the acquisition of WSG. WSG and its subsidiaries are U.S. companies subject to regulation in the U.S. This position will not change following the closing of the acquisition.

 Tax Matters

  United States of America

  Corporate Income Tax

  ACE is a Cayman Islands corporation and has never paid U.S. corporate income taxes (other than withholding taxes on dividend income) on the basis that it is not engaged in a trade or business in the U.S.; however, there can be no assurance that the Internal Revenue Service ("IRS") will not contend to the contrary. If the Company were subject to U.S. income tax, there could be a material adverse effect on the Company's shareholders' equity and earnings. The Company and its Bermuda-based insurance and reinsurance subsidiaries do not file U.S. income tax returns reporting income subject to U.S. income tax since they do not conduct business within the U.S. except that the Company and its Bermuda-based insurance and reinsurance subsidiaries have filed protective tax returns reporting no U.S. income to preserve their ability to deduct their ordinary and necessary business expenses should the IRS successfully challenge the Company's contention that none of its income is subject to a net income tax in the U.S.

  As previously discussed, on September 18, 1997, the Company executed a definitive agreement for the acquisition of WSG. WSG and its subsidiaries are U.S. companies subject to U.S. corporate income tax. This position will not change following the closing of the acquisitions.

  Related Person Insurance Income

  Each U.S. person who beneficially owns Ordinary Shares of the Company (directly or through foreign entities) on the last day of an insurance company subsidiary's fiscal year will have to include in such person's gross income for U.S. tax purposes a proportionate share (determined as described herein) of the related person insurance income ("RPII") of such insurance company subsidiary if the RPII of such insurance company subsidiary, determined on a gross basis, is 20 percent or more of that insurance company subsidiary's gross insurance income in such fiscal year. RPII is income attributable to insurance policies where the direct or indirect insureds are U.S. shareholders or are related to U.S. shareholders of the Company. RPII may be includible in a U.S. shareholder's gross income for U.S. tax purposes regardless of whether or not such shareholder is an insured. For the fiscal year ended September 30, 1997, the Company believes that gross RPII of each of its insurance company subsidiaries was below 20 percent for the year. Although no assurances can be given, the Company anticipates that gross RPII of each of its insurance company subsidiaries will be less than 20 percent of each such subsidiary's gross insurance income for subsequent years and the Company will endeavor to take such steps as it determines to be reasonable to cause its gross RPII to remain below such level.

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

  ACE UK Limited, Methuen and ACE London, as well as ACE Capital and ACE London Ltd., the Lloyd's corporate members participating in the syndicates managed by MUL, ALA and ALU, are subject to UK corporation tax and value added tax.

  Although the Company has a representative office in London, it has been advised that it is not deemed to be doing insurance business in the UK and therefore is subject only to minimal tax in the UK.

  With effect from October 1, 1994, the UK imposed an insurance premium tax on that portion of policies related to certain UK risks. ACE has registered to collect and pay this tax on behalf of UK domiciled policyholders.

  Bermuda

  Under current Bermuda law, the Company and its Bermuda subsidiaries are not required to pay any taxes on its income or capital gains. The Company has received an undertaking from the Minister of Finance in Bermuda that, in the event of any taxes being imposed, the Company will be exempt from taxation in Bermuda until March 2016.

  Cayman Islands

  Under current Cayman Islands law, the Company is not required to pay any taxes on its income or capital gains. The Company has received an undertaking that, in the event of any taxes being imposed, the Company will be exempted from taxation in the Cayman Islands until the year 2013.

 Employees

  At September 30, 1997, the Company employed a total of 382 persons, 140 of whom were located in Bermuda and 242 in London. Of the 140 persons employed in Bermuda, 14 are employed by Tempest. Of the 242 persons employed in London, 238 are employed by Methuen and ACE London. None of these employees is represented by a labor union.

                      GLOSSARY OF SELECTED INSURANCE TERMS

Catastrophe Excess of Loss Reinsurance.. Catastrophe excess of loss reinsur-
                                         ance provides coverage to a primary
                                         insurer when aggregate claims and
                                         claim expenses from a single occur-
                                         rence of a peril covered under a
                                         portfolio of primary insurance con-
                                         tracts written by the insurer exceed
                                         the attachment point specified in the
                                         reinsurance contract with the insur-
                                         er.

Claims made form........................ Insurance coverage which is dependent upon the filing of a claim, which
                                         must normally fall within the policy
                                         period.

IBNR loss reserves...................... The reserves included in the
                                         Company's financial statements under
                                         the caption "Unpaid Losses and Loss
                                         Expenses" for the estimated ultimate
                                         unpaid liability which the Company
                                         has incurred under the terms of the
                                         Company's policies and agreements,
                                         less case reserves.

Integrated occurrence................... All losses attributable directly or indirectly to the same event, condi-
                                         tion, cause, defect or hazard or
                                         failure to warn of such which are
                                         added together and treated as one oc-
                                         currence under an insured's policy.

Occurrence first reported............... Manuscripted form of stand-alone in-
                                         surance coverage offered by the Com-
                                         pany, which generally ties the limits
                                         available and other policy terms to
                                         the date on which an occurrence is
                                         first reported to the Company.

Proportional Property Reinsurance....... Proportional property reinsurance treaties assume a specified percent-
                                         age of the risk exposure under a
                                         portfolio of primary insurance con-
                                         tracts written by the ceding insurer
                                         and receive an equal percentage of
                                         the premium received by the ceding
                                         insurer.

Risk Excess of Loss Reinsurance......... Property per risk excess of loss re-
                                         insurance responds to a loss of the
                                         reinsured in excess of its retention
                                         level on a single "risk", rather than
                                         to aggregate losses for all covered
                                         risks. A risk in this context might
                                         mean the insurance coverage on one
                                         building or a group of buildings.

Stand alone basis....................... A term referring to an insurance pol-
                                         icy which is governed by its own
                                         terms, conditions, exclusions and re-
                                         tention and does not incorporate the
                                         terms, conditions or exclusions of
                                         underlying policies.

ITEM 2. PROPERTIES

  The Company leases office space in Hamilton, Bermuda for its principal offices. The lessor is a joint venture in which the Company has a 40 percent interest and there is an agreement with the joint venture partner which ensures the Company's ability to occupy a portion of the building until 2011. Tempest also leases office space in Hamilton, Bermuda for its principle offices under a non-cancelable lease expiring in 1998 with a three year renewal option. Methuen currently leases office space at 122 Leadenhall Street, London, England for its principal offices. The lease expires in 2012. Methuen also leases an office in the 1986 Lloyd's Building in London under a lease that expires in 2001. ACE London leases office space at Devonshire Square, London, England for its principal offices under two leases that expire in 2008. Subsequent to year end the Company consolidated the operations of Methuen and ACE London into one location in London, England. The lease for this office space expires in 2012.

  In April, 1997, the Company purchased a block of land in Hamilton, Bermuda and plans to develop the property to satisfy future office space requirements.

ITEM 3. LEGAL PROCEEDINGS

  The Company, in common with the insurance industry in general, is subject to litigation in the normal course of its business. Although the Company's policies generally provide for resolution of disputes by arbitration in Bermuda or London, the Company has been sued by insureds several times in the United States and, with one exception which is currently on appeal, has been successful in either being dismissed from such suits or in having such suits dismissed on procedural grounds or stayed pending the results of arbitration. In addition, the Company is occasionally named as a party in Louisiana "direct action" suits by insureds. The Company has sought dismissal of these actions as well and decisions are pending in these actions. At September 30, 1997, the Company was not a party to any material litigation other than as encountered in claims activity and none of such litigation is expected by management to have a materially adverse effect on the Company's financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year covered by this report.

                       EXECUTIVE OFFICERS OF THE COMPANY

  The table below sets forth the names, ages, positions and business experience of the executive officers of the Company.

       NAME      AGE                          POSITION
       ----      ---                          --------
   Brian         50  Chairman, President and Chief Executive Officer & Director
    Duperreault
   Donald        60  Vice Chairman and Director; President and Chief Executive
    Kramer            Officer of Tempest Reinsurance Company Limited
   Dominic J.    44  President of A.C.E. Insurance Company, Ltd.
    Frederico
   William J.    58  Chairman of ACE UK Limited
    Loschert
    (1)
   Christopher   41  Chief Financial Officer
    Z. Marshall
    (1)
   Peter N.      53  General Counsel & Secretary
    Mear (1)
   John C.       50  Chief Actuary
    Burville
    (1)
   Robin J.W.    42  Chief Investment Officer
    Masters (1)
   Keith P.      54  Chief Administration Officer
    White (1)

--------
(1) In July 1997, as part of a group restructuring plan, certain corporate titles were amended.

  Brian Duperreault has served as Chairman, President and Chief Executive Officer and as a director of the Company since October 1994. Mr. Duperreault joined AIG in 1973 and served in various senior executive positions with AIG from 1978 until September 1994, most recently as Executive Vice President, Foreign General Insurance and concurrently as Chairman and Chief Executive Officer of American International Underwriters, from April 1994 to September 1994. Mr. Duperreault was President of American International Underwriters, an affiliate of AIG, from 1991 to 1994, and Chief Executive Officer of AIG companies in Japan and Korea, from 1989 until 1991.

  Donald Kramer has served as Vice Chairman and a director of the Company and Chairman and Chief Executive Officer of Tempest since July 1996. Mr. Kramer previously served as Chairman of Tempest and was instrumental in the formation of Tempest in September 1993. Mr. Kramer was previously Chief Executive Officer of Kramer Capital Corp., National American Insurance Company of California and was the founder and Chairman of NAC Re Corp. where he served until his retirement in June 1993.

  Dominic J. Frederico has served as President of A.C.E. Insurance Company, Ltd. since July 1997. Mr. Frederico previously served as Executive Vice President, Underwriting since December 1, 1996, and as Executive Vice President, Financial Lines from January 1995 to December 1, 1996. Mr. Frederico served in various capacities at AIG in Europe and the U.S. from 1982 to January 1995, most recently as Senior Vice President and Chief Financial Officer of an AIG subsidiary, with multi-regional general management responsibilities.

  William J. Loschert was appointed as Chairman of ACE UK Limited with effect from December 1996 to oversee the Company's insurance operations at Lloyd's. Mr. Loschert previously served as Executive Vice President, Underwriting of the Company since January 1986.

  Christopher Z. Marshall has served as Chief Financial Officer of the Company since November 1992 and as Senior Vice President, Finance of the Company from January 1990 to November 1992.

  Peter N. Mear has served as General Counsel and Secretary of the Company since April 1996. Mr. Mear served as Vice President and Claims Counsel of Aetna Casualty and Surety Company from February 1991 to April 1996 and Counsel and Litigation Section Head of Aetna Life & Casualty from September 1977 to February 1991.

  John C. Burville has served as Chief Actuary of the Company since January 1992. Mr. Burville served as managing actuarial consultant with Tillinghast, Nelson & Warren (Bermuda) Ltd. (management consulting and actuaries) from March 1986 to December 1991.

  Robin J. W. Masters has served as Chief Investment Officer since July 1997. Ms. Masters previously served as Senior Vice President since February 1995 and as Treasurer of the Company since October 1992.

  Keith P. White has served as Chief Administration Officer since July 1997. Mr. White previously served as Senior Vice President, Administration of the Company since January 1990.

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

                                                      FISCAL 1997   FISCAL 1996
                                                     ------------- -------------
                                                      HIGH   LOW    HIGH   LOW
                                                     ------ ------ ------ ------
      First Quarter................................. 60 1/8 52 3/8 39 3/4 33
      Second Quarter................................ 66 1/4 56 5/8 48 3/4 38
      Third Quarter................................. 74 5/8 58 1/4 49 1/4 41 3/4
      Fourth Quarter................................ 96 1/2 73 1/2 52 7/8 41 3/4

  The last reported sale price of the Ordinary Shares on the New York Stock Exchange Composite Tape on December 16, 1997 was $91 3/16.

  (b) The approximate number of record holders of Ordinary Shares as of December 16, 1997 was 297.

  (c) The Company paid quarterly dividends of $0.18 per share to shareholders of record on December 29, 1996 and March 31, 1997, and quarterly dividends of $0.22 per share to all shareholders of record on June 30, 1997 and September 30, 1997. On November 13, 1997 the Company declared a quarterly dividend of $0.24 per Ordinary Share, payable on January 16, 1998 to shareholders of record on December 13, 1997.

  On November 13, 1997, the Company approved a three-for-one split of the Company's stock. The stock split is subject to approval by ACE shareholders and it is expected that the stock split will be voted on at the Annual General Meeting of shareholders to be held on February 6, 1998.

  During 1997, the Company repurchased 3,031,000 Ordinary Shares under share repurchase programs for an aggregate cost of $182.6 million. On May 9, 1997, the Board of Directors authorized a new program for up to $300.0 million of the Company's Ordinary Shares. This program superceded and replaced the balance of the February 7, 1997 authorization. At September 30, 1997, approximately $268.0 million of the Board authorization had not been utilized. During 1996 the Company repurchased 1,268,000 Ordinary Shares under share repurchase programs for an aggregate cost of $57.8 million.

  ACE is a holding company whose principal source of income is investment income and dividends from its operating subsidiaries. The ability of the operating subsidiaries to pay dividends to ACE and the Company's ability to pay dividends to its shareholders are each subject to legal and regulatory restrictions. The declaration and payment of future dividends will be at the discretion of the Board of Directors and will be dependent upon the profits and financial requirements of the Company and other factors, including legal restrictions on the payment of dividends and such other factors as the Board of Directors deems relevant. See "Management's Discussion and Analysis of Results of Operations and Financial Condition--Liquidity and Capital Resources" in the 1997 Annual Report to Shareholders filed with this Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

  Selected financial data for the five years ended September 30, 1997 is incorporated by reference to page 20 of the 1997 Annual Report to Shareholders filed with this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

  This item is incorporated by reference to pages 21 through 31 of the 1997 Annual Report to Shareholders filed with this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  This item is incorporated by reference to page 30 of the 1997 Annual Report to Shareholders filed with this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  This item is incorporated by reference to pages 32 through 54 of the 1997 Annual Report to Shareholders filed with this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  There have been no changes in nor any disagreements with accountants on accounting and financial disclosure within the 24 months ended September 30, 1997.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  This item is incorporated by reference to the sections entitled "Election of Directors--Nominees for Election to Terms Expiring in 1999", "Election of Directors--Nominees for Election to Terms Expiring in 2000" and "--Directors Whose Terms of Office Will Continue After This Meeting" of the definitive proxy statement for the Annual General Meeting of Shareholders to be held on February 6, 1998, which involves the election of directors and will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION

  This item is incorporated by reference to the section entitled "Executive Compensation" of the definitive proxy statement for the Annual General Meeting of Shareholders to be held on February 6, 1998, which will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

ITEM 12. SECURITY OWNERSHIP AND CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  This item is incorporated by reference to the section entitled "Beneficial Ownership of Ordinary Shares" of the definitive proxy statement for the Annual General Meeting of Shareholders to be held on February 6, 1998, which will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  This item is incorporated by reference to the section entitled "Election of Directors--Certain Business Relationships" of the definitive proxy statement for the Annual General Meeting of Shareholders to be held on February 6, 1998, which will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

  (a) FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

    1. Financial Statements

      The following is a list of financial statements filed as part of this Report, all of which have been incorporated by reference to the material in the 1997 Annual Report to Shareholders as described under item 8 of this Report

              --Report of Independent Accountants
              --Consolidated Balance Sheets at September 30, 1997 and 1996 --Consolidated Statements of Operations for the years ended
               September 30, 1997, 1996 and 1995
              --Consolidated Statements of Shareholders' Equity for the years ended September 30, 1997, 1996 and 1995
              --Consolidated Statements of Cash Flows for the years ended
               September 30, 1997, 1996 and 1995
              --Notes to Consolidated Financial Statements.

    2. Financial Statement Schedules

      Included in Part IV of this report.

                                                                  SCHEDULE
                                                                   NUMBER  PAGE
                                                                  -------- ----
         --Report of Independent Accountants on financial
          statement schedules included in Form 10-K                         28
         --Summary of Investments                                     I     29
         --Condensed financial information of the Registrant as
          of September 30, 1997 and 1996, and for the years
          ended September 30, 1997, 1996 and 1995                    II     30
         --Supplemental information concerning Property/Casualty
          Insurance Operations                                       VI     33

  Other schedules have been omitted as they are not applicable to the Company, or the required information has been included in the financial statements and related notes.

    3. Exhibits

      2.1 Agreement and Plan of Amalgamation, dated as of March 14, 1996, by and among ACE Limited, TRCL Acquisition Limited and Tempest Rein-surance Company Limited (incorporated by reference to Exhibit 2.1 to Form S-4 of the Company (No. 333-04153)
      2.2    Stock Purchase Agreement, dated September 18, 1997 by and between
             ACE Limited and Talegen Holdings, Inc.
      2.3    Tax Allocation and Indemnification Agreement, dated September 18,
             1997 by and among Xerox Financial Services, Inc., Talegen Hold-ings, Inc., Westchester Specialty Group, Inc., and ACE Limited.
      3.1 Memorandum of Association of the Company, (incorporated by refer-ence to Exhibit 3.1 to the Registration Statement on Form S-1 of the Company (No. 33-57206)).
      3.2 Articles of Association of the Company, (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 of the Company (No. 33-57206)).
      4.1    Memorandum of Association of the Company (see Exhibit 3.1).
      4.2    Articles of Association of the Company (see Exhibit 3.2).
      4.3 Specimen certificate representing Ordinary Shares, (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form
             S-1 of the Company (No. 33-57206)).
     10.1*   Employment Agreement dated December 23, 1985, between ACE Limited,
             A.C.E. Insurance Company Ltd., and William J. Loschert, (incorpo-rated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 of the Company (No. 33-57206)).
     10.2*   Employment Agreement dated January 1, 1986, between ACE Limited,
             A.C.E. Insurance Company Ltd., and Christopher Z. Marshall, (in-corporated by reference to Exhibit 10.9 to the Registration State-ment on Form S-1 of the Company (No. 33-57206)).
     10.3* ACE Limited Annual Performance Incentive Plan, (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form
             S-1 of the Company (No. 33-57206)).
     10.4* ACE Limited Equity Linked Incentive Plan, (incorporated by refer-ence to Exhibit 10.14 to the Registration Statement on Form S-1 of the Company (No. 33-57206)).
     10.5* Amendment to ACE Limited Equity Linked Incentive Plan, (incorpo-rated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 of the Company (No. 33-57206)).
     10.6* ACE Limited Employee Retirement Plan, (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-1 of the Company (No. 33-57206)).

     10.7* First Amendment to ACE Limited Employee Retirement Plan, (incorpo-rated by reference to Exhibit 10.22 to the Registration Statement on Form S-1 of the Company (No. 33-57206)).
     10.8* Second Amendment to ACE Limited Employee Retirement Plan, (incor-porated by reference to Exhibit 10.23 to the Registration State-ment on Form S-1 of the Company (No. 33-57206)).
     10.9* Third Amendment to ACE Limited Employee Retirement Plan, (incorpo-rated by reference to Exhibit 10.24 to the Registration Statement on Form S-1 of the Company (No. 33-57206)).
     10.10* ACE Limited Supplement Retirement Plan, (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-1 of the Company (No. 33-57206)).
     10.11* First Amendment to ACE Limited Supplement Retirement Plan, (incor-porated by reference to Exhibit 10.26 to the Registration State-ment on Form S-1 of the Company (No. 33-57206)).
     10.12* Second Amendment to ACE Limited Supplement Retirement Plan, (in-corporated by reference to Exhibit 10.27 to the Registration
             Statement on Form S-1 of the Company (No. 33-57206)).
     10.13* Form of restricted stock award dated August 24, 1993 to ACE Lim-ited Directors, (incorporated by reference to Exhibit 10.39 to Form 10-K of the Company for the year ended September 30, 1993).
     10.14* Employment Agreement, dated October 1, 1994, between ACE Limited and Brian Duperreault (incorporated by reference to Exhibit 10.42 to Form 10-K of the Company for the year ended September 30,
             1994).
     10.15* Option and Restricted Share Agreement, dated October 1, 1994, be-tween ACE Limited and Brian Duperreault (incorporated by reference to Exhibit 10.43 to Form 10-K of the Company for the year ended
             September 30, 1994).
     10.16* Consulting Agreement, effective October 1, 1994, between ACE Lim-ited and Walter A. Scott (incorporated by reference to Exhibit
             10.44 to Form 10-K of the Company for the year ended September 30,
             1994).
     10.17* Employment Agreement, dated January 9, 1995, between ACE Limited and Dominic J. Frederico (incorporated by reference to Exhibit
             10.45 to Form 10-K of the Company for the year ended September 30,
             1995).
     10.18* Second amendment to ACE Limited Equity Linked Incentive Plan (in-corporated by reference to Exhibit 10.45 to Form 10-K of the Com-pany for the year ended September 30, 1995).
     10.20*  Employment Agreement, dated April 1, 1996, between ACE Limited and
             Peter N. Mear (incorporated by reference to Exhibit 10.48 to Form
             10-Q of the Company for the quarter ended June 30, 1996).
     10.21* ACE Limited 1995 Long Term Incentive Plan (incorporated by refer-ence to Exhibit 10.35 to Form 10-Q of the Company for the quarter ended March 31, 1996).
     10.22*  Employee Stock Purchase Plan (incorporated by reference to Exhibit
             10.36 to Form 10-Q of the Company for the quarter ended March 31,
             1996).
     10.23*  1995 Outside Directors Plan (incorporated by reference to Exhibit
             10.37 to Form 10-Q of the Company for the quarter ended March 31,
             1996).
     10.24* ACE Limited 1996 Tempest Replacement Option Plan (incorporated by reference to Exhibit 10.24 to Form 10-K of the Company for the year ended September 30, 1996).

     10.25 Credit Agreement between the Company and a syndicate of banks dated November 15, 1996 (incorporated by reference to Exhibit
             10.25 to Form 10-K of the Company for the year ended September 30,
             1996).
     10.26 Reimbursement Agreement and Pledge Agreement between the Company and a syndicate of banks dated November 22, 1996 (incorporated by reference to Exhibit 10.26 to Form
             10-K of the Company for the year ended September 30, 1996).
     10.27* First Amendment of ACE Limited 1995 Long Term Incentive Plan (in-corporated by reference to Exhibit 10.27 to Form 10-K of the Com-pany for the year ended September 30, 1996).
     10.28* Third Amendment to Equity Linked Incentive Plan--Stock Apprecia-tion Right Plan (incorporated by reference to Exhibit 10.28 to Form 10-Q of the Company for the quarter ended March 31, 1997).
     10.29*  First Amendment of ACE Limited 1995 Outstanding Directors Plan
             (incorporated by reference to Exhibit 10.29 to Form 10-Q of the Company for the quarter ended June 30, 1997).
     10.30*  364 day Credit Agreement dated as of December 11, 1997 among ACE
             Limited, A.C.E. Insurance Company Ltd., Corporate Officers & Di-rectors Assurance Ltd. and Tempest Reinsurance Company Limited, the Banks listed on the signature pages hereof and Morgan Guaranty
             Trust Company of New York, as Administrative Agent.
     10.31*  Five year Credit Agreement dated as of December 11, 1997 among ACE
             Limited, A.C.E. Insurance Company Ltd., Corporate Officers & Di-rectors Assurance Ltd. and Tempest Reinsurance Company Limited, the Banks listed on the signature pages hereof and Morgan Guaranty
             Trust Company of New York, as Administrative Agent.
     10.32   Amended and Restated Reimbursement Agreement dated as of December
             11, 1997 among A.C.E. Insurance Company, Ltd., the Banks listed on the signature pages hereof and Morgan Guaranty Trust Company of New York, as Issuing Bank and Administrative Agent.
     10.33   Term Loan Agreement dated as of December 11, 1997 among ACE US
             Holdings, Inc., ACE Limited, the Banks listed on the signature pages hereof and Morgan Guaranty Trust Company of New York, as Ad-ministrative Agent.
     11.1    Statement regarding computation of per share earnings.
     13.1    Pages 20 through 53 of the 1997 Annual Report to Shareholders
     21.1    Subsidiaries of the Company.
     23.1    Consent of Coopers & Lybrand L.L.P.
     27.1    Financial Data Schedule
     99.1    Extracts from the Company's Registration Statement on Form S-1
             (No. 333-04153)
             concerning taxation of ACE and its Subsidiaries.

--------
*Management Contract or Compensatory Plan.

  (b) REPORTS ON FORM 8-K

  The Company filed Form 8-K current report dated September 18, 1997 pertaining to the Registrants press release relating to the proposed acquisition of Westchester Specialty Group, Inc.

           REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT
                        SCHEDULES INCLUDED IN FORM 10-K

  Our report on the consolidated financial statements of ACE LIMITED AND SUBSIDIARIES has been incorporated by reference in this Form 10-K from page 32 of the 1997 Annual Report to Shareholders of ACE Limited. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in item 14 of this Form 10-K.

  In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as whole, present fairly, in all material respects, the information required to be included therein.

                                          Coopers & Lybrand L.L.P.

New York, New York
November 5, 1997

                                   SCHEDULE I

                          ACE LIMITED AND SUBSIDIARIES

       SUMMARY OF INVESTMENTS--OTHER THAN INVESTMENTS IN RELATED PARTIES

                               SEPTEMBER 30, 1997

                                                                AMOUNT AT WHICH
                                         COST OR                 SHOWN IN THE
                                      AMORTIZED COST FAIR VALUE  BALANCE SHEET
                                      -------------- ---------- ---------------
                                           (IN THOUSANDS OF U.S. DOLLARS)
FIXED MATURITIES:
  Bonds:
    U.S. Treasury and agency.........   $  488,961   $  505,783   $  505,783
    Non-U.S. governments.............      157,206      158,506      158,506
    Corporate securities.............    1,255,837    1,283,606    1,283,606
    Mortgage-backed securities.......    1,324,507    1,342,441    1,342,441
                                        ----------   ----------   ----------
      Total fixed maturities.........    3,226,511    3,290,336    3,290,336
                                        ----------   ----------   ----------
EQUITY SECURITIES:
  Common stock:
    Public utilities.................       11,925       14,637       14,637
    Banks, trust and insurance
     companies.......................       92,035      109,731      109,731
    Industrial, miscellaneous and all
     other...........................      396,666      507,617      507,617
  Non redeemable preferred stock.....        1,855        2,985        2,985
                                        ----------   ----------   ----------
      Total equity securities........      502,481      634,970      634,970
                                        ----------   ----------   ----------
  Other investments..................       78,691       78,691       78,691
                                        ----------   ----------   ----------
  Short-term investments and cash....      470,888      470,768      470,768
                                        ----------   ----------   ----------
      Total investments and cash.....   $4,278,571   $4,474,765   $4,474,765
                                        ==========   ==========   ==========

                                  SCHEDULE II

                          ACE LIMITED AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                      BALANCE SHEETS (PARENT COMPANY ONLY)

                          SEPTEMBER 30, 1997 AND 1996

                                                       1997        1996
                                                    ----------  ----------
                                                      (IN THOUSANDS OF U.S.
                                                            DOLLARS)
ASSETS
Investments and cash
  Investments in subsidiaries and affiliate on
   equity basis.................................... $2,684,624  $2,252,319
  Other investments, at cost.......................     33,151      13,334
  Cash.............................................     17,770       2,297
                                                    ----------  ----------
    Total investments and cash.....................  2,735,545   2,267,950
Due from subsidiaries and affiliates, net..........     14,272         --
Other assets.......................................     10,891      10,554
                                                    ----------  ----------
    Total assets................................... $2,760,708  $2,278,504
                                                    ==========  ==========
LIABILITIES
Advances from affiliate............................ $  122,270  $      --
Accounts payable and accrued liabilities...........      6,808      16,812
Dividend payable...................................     12,436      10,470
Due to subsidiaries and affiliate, net.............        --        6,944
                                                    ----------  ----------
    Total liabilities..............................    141,514      34,226
                                                    ----------  ----------
SHAREHOLDERS' EQUITY
Ordinary shares....................................      6,911       7,271
Additional paid-in capital.........................  1,102,824   1,156,194
Unearned stock grant compensation..................     (1,993)     (1,299)
Net unrealized appreciation on investments.........    196,194      61,281
Cumulative translation adjustment..................        855         131
Retained earnings..................................  1,314,403   1,020,700
                                                    ----------  ----------
    Total shareholders' equity.....................  2,619,194   2,244,278
                                                    ----------  ----------
    Total liabilities and shareholders' equity..... $2,760,708  $2,278,504
                                                    ==========  ==========

                          ACE LIMITED AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                 STATEMENTS OF OPERATIONS (PARENT COMPANY ONLY)

             FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

                                                    1997      1996      1995
                                                  --------  --------  --------
                                                    (IN THOUSANDS OF U.S.
                                                           DOLLARS)
Revenues
  Management fees................................ $ 26,601  $ 21,081  $ 17,580
  Investment income, including intercompany
   interest income...............................  (17,348)   (6,881)   (9,034)
  Equity in net income of subsidiaries and
   affiliate.....................................  480,997   313,359   254,901
  Net realized gains (losses) on investments.....      (16)      --        --
                                                  --------  --------  --------
                                                   490,234   327,559   263,447
Expenses
  Administrative expenses........................  (28,880)  (37,826)  (25,881)
                                                  --------  --------  --------
    Net income................................... $461,354  $289,733  $237,566
                                                  ========  ========  ========

                          ACE LIMITED AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                 STATEMENTS OF CASH FLOWS (PARENT COMPANY ONLY)

             FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

                                                 1997       1996       1995
                                               ---------  ---------  ---------
                                                   (IN THOUSANDS OF U.S.
                                                         DOLLARS)
Cash flows from operating activities
  Net income (loss)........................... $ 461,354  $ 289,733  $ 237,566
  Adjustments to reconcile net income (loss)
   to net cash provided by operating
   activities
    Equity in net income of subsidiaries and
     affiliate................................  (480,997)  (313,359)  (254,901)
    Realized (gains) losses on investments....        16        --         --
    Amounts due to subsidiaries and affiliate,
     net......................................    (6,944)    (4,036)      (475)
    Accounts payable and accrued liabilities..   (10,004)     6,625      2,414
    Accrued interest on advances to affiliate.     3,978     (9,729)     8,682
    Other.....................................    (6,804)    (3,957)    (2,935)
                                               ---------  ---------  ---------
      Net cash flows from (used for) operating
       activities.............................   (39,401)    34,723     (9,649)
                                               ---------  ---------  ---------
Cash flows from investing activities
  Dividends received from subsidiaries........   190,000    135,000        --
  Advances to affiliate.......................  (241,000)  (284,620)      (300)
  Repayment of advances to affiliate..........   (19,817)       --         --
  Capitalization of subsidiary................       --      74,123        --
                                               ---------  ---------  ---------
      Net cash used for investing activities..   (70,817)   (75,497)      (300)
                                               ---------  ---------  ---------
Cash flows from financing activities
  Proceeds from exercise of options for
   shares.....................................     2,191         28        168
  Proceeds from shares issued under Stock
   Appreciation Rights Plan...................     4,156        --         --
  Repurchase of Ordinary Shares...............  (182,648)   (57,931)   (33,514)
  Dividends paid..............................   (43,028)   (27,685)   (22,058)
  Loan Repayments.............................  (180,000)       --         --
  Advances from affiliate.....................   525,020    198,050     63,350
                                               ---------  ---------  ---------
      Net cash from financing activities......   125,691    112,462      7,946
                                               ---------  ---------  ---------
Net increase (decrease) in cash...............    15,473      2,242     (2,003)
Cash--beginning of year.......................     2,297         55      2,058
                                               ---------  ---------  ---------
Cash--end of year............................. $  17,770  $   2,297  $      55
                                               =========  =========  =========

                                  SCHEDULE VI

                         ACE LIMITED AND SUBSIDIARIES

       SUPPLEMENTARY INFORMATION CONCERNING PROPERTY/CASUALTY OPERATIONS

                                                                       LOSSES AND LOSS
                              RESERVES                                    EXPENSES
                             FOR UNPAID                              INCURRED RELATED TO AMORTIZATION   PAID
                  DEFERRED     LOSSES                        NET     ------------------- OF DEFERRED   LOSSES    NET
                 ACQUISITION  AND LOSS  UNEARNED  EARNED  INVESTMENT  CURRENT    PRIOR   ACQUISITION  AND LOSS PREMIUMS
                    COSTS     EXPENSES  PREMIUM  PREMIUM    INCOME     YEAR      YEAR       COSTS     EXPENSES WRITTEN
                 ----------- ---------- -------- -------- ---------- ------------------- ------------ -------- --------
                                                     (IN THOUSANDS OF U.S. DOLLARS)
1997............   $27,018   $1,869,995 $400,689 $644,838  $237,823  $ 435,941     --      $46,957    $402,059 $639,744
1996............   $34,546   $1,836,113 $398,731 $587,245  $206,524  $ 464,824     --      $52,954    $101,376 $602,707
1995............   $34,428   $1,437,930 $305,568 $428,661  $181,375  $ 350,653     --      $46,647    $ 73,115 $424,756

                                   SIGNATURE

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          ACE Limited

                                                  Christopher Z. Marshall
                                          By: _________________________________
                                                  Christopher Z. Marshall
                                                  Chief Financial Officer

December 22, 1997

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----
         Brian Duperreault
------------------------------------
         Brian Duperreault           Chairman, President and
                                      Chief Executive Officer;
                                      Director                     December 22, 1997
      Christopher Z. Marshall
------------------------------------
      Christopher Z. Marshall        Chief Financial Officer
                                      (Principal Financial and
                                      Accounting Officer)          December 22, 1997
           Donald Kramer
------------------------------------
           Donald Kramer             Vice Chairman; Director       December 22, 1997
          Michael G. Atieh
------------------------------------
          Michael G. Atieh           Director                      December 22, 1997
         Bruce L. Crockett
------------------------------------
         Bruce L. Crockett           Director                      December 22, 1997

        Jeffrey W. Greenberg
------------------------------------
        Jeffrey W. Greenberg         Director                      December 22, 1997
         Meryl D. Hartzband
------------------------------------
         Meryl D. Hartzband          Director                      December 22, 1997
        Robert M. Hernandez
------------------------------------
        Robert M. Hernandez          Director                      December 22, 1997

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----
           Peter Menikoff
------------------------------------
           Peter Menikoff            Director                      December 22, 1997
           Thomas J. Neff
------------------------------------
           Thomas J. Neff            Director                      December 22, 1997
           Glen M. Renfew
------------------------------------
           Glen M. Renfew            Director                      December 22, 1997
            Robert Ripp
------------------------------------
            Robert Ripp              Director                      December 22, 1997
          Walter A. Scott
------------------------------------
          Walter A. Scott            Director                      December 22, 1997
         Dermot F. Smurfit
------------------------------------
         Dermot F. Smurfit           Director                      December 22, 1997
          Robert W. Staley
------------------------------------
          Robert W. Staley           Director                      December 22, 1997
           Gary M. Stuart
------------------------------------
           Gary M. Stuart            Director                      December 22, 1997
          Sidney F. Wentz
------------------------------------
          Sidney F. Wentz            Director                      December 22, 1997