Form 10-Q
period 1997-12-31
ACE LTD
filed 1998-02-13
CIK 896159

                               UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549


                                 FORM 10-Q



(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the Quarterly Period Ended December 31, 1997

                                    OR

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

      For the Transition Period from ________________ to ________________


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

             YES       X                     NO
                 -------------                  -----------


The number of registrant's Ordinary Shares ($0.125 par value) outstanding as of February 6, 1998 was 54,203,651.

                                ACE LIMITED

                             INDEX TO FORM 10-Q


Part I.  FINANCIAL INFORMATION
                                                                       Page No.

Item 1.  Financial Statements:

         Consolidated Balance Sheets
            December 31, 1997 (Unaudited) and September 30, 1997          3

         Consolidated Statements of Operations (Unaudited)
            Three Months Ended December 31, 1997 and
            December 31, 1996                                             4

         Consolidated Statements of Shareholders' Equity (Unaudited)
            Three Months Ended December 31, 1997 and December 31, 1996    5

         Consolidated Statements of Cash Flows (Unaudited)
            Three Months Ended December 31, 1997 and December 31, 1996    6

         Notes to Interim Consolidated Financial Statements (Unaudited)   7


Item 2.  Management's Discussion and Analysis of Results of Operations
                  and Financial Condition                                 11


Part II.  OTHER INFORMATION


Item 4.  Submission of matters to a vote of security holders              20

Item 5.  Other Information                                                20

Item 6.  Exhibits and Reports on Form 8-K                                 21

                        ACE LIMITED AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS


                                             December 31          September 30
                                                 1997                  1997
                                                ------                 ----
                                               (unaudited)
                                               (in thousands of U.S. dollars
                                              except share and per share data)

Assets
Investments and cash
  Fixed maturities available for sale,
   at fair value (amortized cost - $2,978,403
   and $3,226,511)                              $ 3,056,831         $ 3,290,336
  Equity securities, at fair value
    (cost - $509,719 and $502,481)                  605,329             634,970
  Short-term investments, at fair value
    (amortized cost - $575,807 and $364,552)        576,071             364,432
  Other investments, at cost                         83,183              78,691
  Cash                                              123,564             106,336
                                                    -------             -------

      Total investments and cash                  4,444,978           4,474,765

Goodwill on Tempest acquisition                     195,397             196,667
Premiums and insurance balances receivable          133,779             135,815
Accrued investment income                            33,099              40,581
Deferred acquisition costs                           24,165              27,018
Prepaid reinsurance premiums                         35,814              22,196
Other assets                                        131,705             104,504
                                                    -------             -------

       Total assets                             $ 4,998,937         $ 5,001,546
                                                  =========           =========
Liabilities

Unpaid losses and loss expenses                 $ 1,858,055         $ 1,869,995
Unearned premiums                                   369,206             400,689
Premiums received in advance                         43,307              24,973
Reinsurance balances payable                         23,459              11,245
Accounts payable and accrued liabilities             73,002              63,014
Dividend payable                                     13,356              12,436
                                                     ------              ------

       Total liabilities                          2,380,385           2,382,352
                                                  ---------           ---------
Commitments and Contingencies

Shareholders' equity
Ordinary Shares ($0.125 par value, 100,000,000
  shares authorized;
  54,471,452 and 55,293,218 shares issued
   and outstanding)                                   6,809               6,911
Additional paid-in capital                        1,086,802           1,102,824
Unearned stock grant compensation                    (4,250)             (1,993)
Net unrealized appreciation on investments          174,302             196,194
Cumulative translation adjustments                      709                 855
Retained earnings                                 1,354,180           1,314,403
                                                  ---------           ---------

    Total shareholders' equity                    2,618,552           2,619,194
                                                  ---------           ---------

    Total liabilities and shareholders' equity  $ 4,998,937         $ 5,001,546
                                                  =========           =========

       See accompanying notes to interim consolidated financial statements



                        ACE LIMITED AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
            For the Three Months Ended December 31, 1997 and 1996
                                 (Unaudited)

                                                   1997                 1996
                                                   ----                 ----
                                               (in thousands of U.S. dollars
                                                   except per share data)

Revenues
     Gross premiums written                      $ 170,245           $ 132,512
     Reinsurance premiums ceded                    (43,268)            (21,898)
                                                   --------             -------

     Net premiums written                          126,977             110,614
     Change in unearned premiums                    40,844              53,786
                                                   --------             ------

     Net premiums earned                           167,821             164,400
     Net investment income                          58,413              59,738
     Net realized gains on investments              27,492              41,723
                                                   --------             ------
          Total revenues                           253,726             265,861
                                                   -------             -------
Expenses
     Losses and loss expenses                      109,161             110,150
     Acquisition costs                              14,201              14,129
     Administrative expenses                        17,548              15,841
                                                   --------             ------
          Total expenses                           140,910             140,120
                                                   -------             -------

Net income                                       $ 112,816          $  125,741
                                                   =======             =======

Basic earnings per share                            $ 2.06              $ 2.16
                                                      ====                ====

Diluted earnings per share                          $ 2.01              $ 2.14
                                                      ====                ====


      See accompanying notes to interim consolidated financial statements



                        ACE LIMITED AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
          For the Three Months Ended December 31, 1997 and 1996
                                 (Unaudited)

                                                     1997               1996
                                                     ----               ----
                                                 (in thousands of U.S. dollars)

Ordinary Shares
    Balance -- beginning of period              $     6,911       $     7,271
    Exercise of stock options                             2                 2
    Repurchase of shares                               (104)              (32)
                                                ------------            ------

          Balance -- end of period                    6,809             7,241
                                                ------------            -----
Additional paid-in capital
     Balance -- beginning of period               1,102,824         1,156,194
     Exercise of options for Ordinary Shares            424               393
     Repurchase of Ordinary Shares                  (16,446)           (5,015)
                                                 ----------             ------

          Balance -- end of period                1,086,802         1,151,572
                                                  ---------         ---------

Unearned stock grant compensation
     Balance -- beginning of period                  (1,993)           (1,299)
     Stock grants awarded                            (3,123)           (2,626)
     Amortization                                       866               401
                                                ------------     -------------

          Balance -- end of period                   (4,250)           (3,524)
                                                 -----------      ------------
Net unrealized appreciation
 on investments
     Balance -- beginning of period                 196,194            61,281
     Net (depreciation) appreciation during         (21,892)           25,719
       period                                     ----------           ------

          Balance -- end of period                  174,302            87,000
                                                  ----------          -------
Cumulative translation adjustments
     Balance -- beginning of period                     855               131
     Net adjustment for period                         (146)             (449)
                                                 ------------         -------

          Balance -- end of period                      709              (318)
                                                 ------------        --------
Retained earnings
     Balance -- beginning of period               1,314,403         1,020,700
     Net income                                     112,816           125,741
     Dividends declared                             (13,085)          (10,430)
     Repurchase of Ordinary Shares                  (59,954)           (9,613)
                                                  ----------           ------

          Balance -- end of period                1,354,180         1,126,398
                                                  ---------         ---------

Total shareholders' equity                      $ 2,618,552       $ 2,368,369
                                                  =========         =========

      See accompanying notes to interim consolidated financial statements



                        ACE LIMITED AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

           For the Three Months Ended December 31, 1997 and 1996
                                (Unaudited)


                                                   1997                 1996
                                                  ------                ----
                                               (in thousands of U.S. dollars)

Cash flows from operating activities
Net income                                   $    112,816         $    125,741
Adjustments to reconcile net income to
  net cash provided by
Operating activities
     Unearned premiums                            (31,483)             (43,938)
     Unpaid losses and loss expenses              (11,940)              34,506
     Prepaid reinsurance premiums                 (13,618)              (8,848)
     Net realized gains on investments            (27,492)             (41,723)
     Amortization of premium/discounts               (867)              (1,595)
     Deferred acquisition costs                     2,853                3,814
     Insurance balances receivable                  2,036                  432
     Premiums received in advance                  18,334               22,720
     Reinsurance balances payable                  12,214               11,683
     Accounts payable and accrued liabilities      10,973              (16,384)
     Other                                        (22,114)                 353
                                               -----------           ----------

Net cash flows from operating activities           51,712               86,761
                                              -----------               ------
Cash flows from investing activities
     Purchases of fixed maturities             (1,299,104)          (1,890,148)
     Purchases of equity securities               (89,533)            (239,903)
     Sales of fixed maturities                  1,339,664            1,979,112
     Sales of equity securities                    85,537              141,500
     Maturities of fixed maturities                13,000                  --
     Net realized gains on financial
       futures contracts                            8,687               17,688
     Other investments                             (4,492)                 --
     Acquisition of subsidiaries, net of cash
       acquired                                       --               (30,416)
                                              ------------              -------

     Net cash from (used in) investing
       activities                                  53,759              (22,167)
                                               -----------             -------

Cash flows from financing activities
     Repurchase of Ordinary Shares                (76,504)             (14,658)
     Proceeds from exercise of options for
       Ordinary Shares                                426                  393
     Dividends paid                               (12,165)             (10,199)
                                                ----------              -------

     Net cash used for financing activities       (88,243)             (24,464)
                                               -----------              -------

Net increase in cash                               17,228               40,130

Cash -- beginning of period                        106,336               53,374
                                                ----------              ------


Cash -- end of period                        $     123,564        $      93,504
                                                ==========             ========


       See accompanying notes to interim consolidated financial statements

                        ACE LIMITED AND SUBSIDIARIES
             NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


  1. General

  The interim consolidated financial statements, which include the accounts of the Company and its subsidiaries, have been prepared on the basis of accounting principles generally accepted in the United States of America and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results for such periods. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the consolidated financial statements, and related notes thereto, included in the Company's 1997 Annual Report on Form 10-K.

  On January 2, 1998, the Company completed the acquisition of Westchester Specialty Group, Inc. ("WSG"), through its newly-created U.S. holding company, ACE US Holdings, Inc. WSG, through its insurance subsidiaries, provides specialty commercial property and umbrella liability coverages in the U.S. Under the terms of the agreement, the Company purchased all of the outstanding capital stock of WSG for aggregate cash consideration of $338 million. In connection with the acquisition, National Indemnity, a subsidiary of Berkshire Hathaway, has provided $750 million (75 percent quota share of $1 billion) of reinsurance protection to WSG with respect to their loss reserves for the 1996 and prior accident years. The Company financed the transaction with $250 million of bank debt (see note 7 - Credit Facilities) and the remainder with available cash.

  The acquisition will be recorded using the purchase method of accounting and accordingly, the consolidated financial statements will include the results of ACE US Holdings, Inc. and its subsidiaries from January 2, 1998, the date of acquisition.

  At December 31, 1997 approximately 70 percent of the Company's written premiums came from North America with approximately 18 percent coming from the United Kingdom and continental Europe and approximately 12 percent from other countries.

2. Significant Accounting Policies

  Earnings per share

  In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported primary earnings per share which included the dilution effect of outstanding options calculated using the treasury stock method using an average share price for the period. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

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

  On May 15, 1995, the Dow Corning Corporation, a significant defendant, filed for protection under Chapter 11 of the U.S. Bankruptcy Code and claims against Dow Corning remain stayed subject to the Bankruptcy Code.

                       ACE LIMITED AND SUBSIDIARIES
       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                (Unaudited)


  3. Commitments and Contingencies (cont'd.)

  On October 1, 1995, negotiators for three of the major defendants agreed on the essential elements of a revised individual settlement plan for U.S. claimants with at least one implant from any of those manufacturers ("the Settlement"). In general, under the Settlement, the amounts payable to individual participants, and the manufacturers' obligations to make those payments, would not be affected by the number of claimants electing to opt out from the new plan. Also, in general, the compensation would be fixed and not affected by the number of participants, and the manufacturers would not have a right to walk away because of the amount of claims payable. Finally, each settling defendant agreed to be responsible only for cases in which its implant was identified, and not for a percentage of all claims.

  By November 13, 1995, the Settlement was approved by the three major defendants. In addition, two other defendants became part of the Settlement, although certain of their settlement terms are different and more restricted than the plan offered by the original three defendants.

  On December 22, 1995, the multidistrict litigation judge approved the Settlement and the materials for giving notice to claimants although an appeal concerning the Settlement is pending with the Eleventh Circuit Court of Appeals. Beginning in mid-January, 1996, the three major defendants have each made payments to a court-established fund for use in making payments under the Settlement. The Settlement Claims Office had reported that as of October 31, 1997, it has sent out Notification of Status Letters to more than 360,000 non-opt-out domestic implant recipients who had registered with the Settlement Claims Office. As of October 31, 1997, approximately $565 million had been distributed under the Settlement to implant recipients of the three major defendants. Certain potential payments to claimants relating to other implants remain suspended because of the pending appeals. The Settlement Claims Office has also reported that approximately 32,500 domestic registrants exercised opt-out rights after receiving their status letters. Previously, approximately 19,000 other domestic implant recipients had exercised opt-out rights in 1994 and/or before receiving status letters.

  At June 30, 1994, the Company increased its then existing reserves relating to breast implant claims. Although the reserve increase was partially satisfied by an allocation from existing IBNR, it also required an increase in the Company's total reserve for unpaid losses and loss expenses at June 30, 1994 of $200 million. The increase in reserves was based on information made available in conjunction with the lawsuits and information made available from the Company's insureds and was predicated upon an allocation between coverage provided before and after the end of 1985 (when the Company commenced underwriting operations). No additional reserves relating to breast implant claims have been added since June 30, 1994.

  The Company continually evaluates its reserves in light of developing information and in light of discussions and negotiations with its insureds. During fiscal 1997 and the first quarter of fiscal 1998, the Company made payments of approximately $260 million with respect to breast implant claims. These payments were included in previous reserves and are consistent with the Company's belief that its reserves are adequate. Significant uncertainties continue to exist with regard to the ultimate outcome and cost of the Settlement and value of the opt-out claims. While the Company is unable at this time to determine whether additional reserves, which could have a material adverse effect upon the financial condition, results of operations and cash flows of the Company, may be necessary in the future, the Company believes that its reserves for unpaid losses and loss expenses including those arising from breast implant claims are adequate as at December 31, 1997.

                       ACE LIMITED AND SUBSIDIARIES
       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                (Unaudited)



  4. Shares Issued and Outstanding

  The Board of Directors has authorized the repurchase from time to time of the Company's Ordinary Shares in open market and private purchase transactions. On May 9, 1997 the Board of Directors terminated the then existing share repurchase program and authorized a new share program for up to $300 million of the Company's Ordinary Shares. During the quarter ended December 31, 1997, the Company repurchased 836,200 Ordinary Shares under the share repurchase program for an aggregate cost of $76.5 million. As at December 31, 1997, approximately $191.2 million of the Board authorization had not been utilized.

  5. Restricted Stock Awards

  Under the terms of the 1995 Long-Term Incentive Plan 34,500 restricted Ordinary Shares were awarded during the current quarter, to officers of the Company and its subsidiaries. These shares vest at various dates through November 2002.

  6. Earnings Per Share

  The following table sets forth the computation of basic and diluted earnings per share.

                                                         December 31,
                                                    1997            1996
                                                    ----            ----
                                                (in thousands of U.S. dollars
                                               except share and per share data)

 Numerator:
   Net Income                                   $   112,816      $  125,741
                                                ============     ==========
 Denominator:
   Denominator for basic earnings per share -
   weighted average shares                       54,883,826      58,139,648

   Effect of dilutive securities                  1,342,994         746,607
                                                -----------      ----------

   Denominator for diluted earnings per
   share - adjusted weighted average
   shares and assumed conversions                56,226,820      58,886,255
                                                 ==========      ==========

   Basic earnings per share                          $ 2.06          $ 2.16
                                                       ====            ====

   Diluted earnings per share                        $ 2.01          $ 2.14
                                                       ====            ====

                        ACE LIMITED AND SUBSIDIARIES
       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                (Unaudited)



  7. Credit Facilities

  In December 1997 the Company put in place syndicated credit facilities which replaced the exisiting facilities. J.P. Morgan Securities, Inc. and Mellon Bank N.A. acted as co-arrangers in the arranging, structuring and syndication of these credit facilities. The new facilities provide:

  . A $200 million 364 day revolving credit facility and a $200 million five year revolving credit facility which together make up a combined $400 million committed, unsecured revolving credit facility. This new five year revolving credit facility has a $50 million LOC sublimit.

  . A five year LOC of approximately 154 million pounds ($260 million) which is being used to fulfill the requirements of Lloyd's to provide funds to support underwriting capacity on Lloyd's syndicates in which the Company participates. The minimum consolidated tangible net worth covenant for A.C.E. Insurance Company, Ltd. under this LOC is $1.0 billion.

  . A $250 million seven year Amortized Term Loan Facility which was used on January 2, 1998 to partially finance the acquisition of WSG. The interest rate on the term loan is LIBOR plus an applicable spread.

  The revolving credit and term loan facilities require that the Company maintain a minimum consolidated tangible net worth of $1.4 billion.

  8. Reclassification

  Certain items in the prior period financial statements have been reclassified to conform with the current period presentation.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION



  General

  The following is a discussion of the Company's results of operations, financial condition, liquidity and capital resources as of and for the three months ended December 31, 1997. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. This discussion should be read in conjunction with the consolidated financial statements, related notes thereto and the Management's Discussion and Analysis of Results of Operations and Financial Condition included in the Company's 1997 Annual Report on Form 10-K.

  ACE Limited ("ACE") is a holding company which, through its Bermuda-based operating subsidiaries, A.C.E. Insurance Company, Ltd. ("ACE Insurance"), Corporate Officers & Directors Assurance Ltd. ("CODA") and Tempest Reinsurance Company Limited ("Tempest"), provides insurance and reinsurance for a diverse group of international clients. In addition, the Company provides funds at Lloyd's to support underwriting by syndicates managed by Methuen Underwriting Limited ("MUL"), ACE London Aviation Limited ("ALA") and ACE London Underwriting Limited ("ALU"), each indirect wholly owned subsidiaries of ACE. The term "the Company" refers to ACE and its subsidiaries, excluding MUL, ALA and ALU.

  For the 1996, 1997 and 1998 years of account, the Company, through corporate subsidiaries, has or will participate in the underwriting of these syndicates by providing funds at Lloyd's, primarily in the form of a letter of credit, supporting approximately $37 million, $229 million and $485 million, respectively, of underwriting capacity. The syndicates managed by these agencies in which the Company participates underwrite aviation, marine and non-marine risks. Underwriting capacity is the amount of gross premiums that a syndicate at Lloyd's can underwrite in a given year of account. However, a syndicate is not required to fully utilize all of the capacity and it is not unusual for capacity utilization to be significantly lower than 100 percent.

  On January 2, 1998, the Company completed the acquisition of Westchester Specialty Group, Inc. ("WSG"), through its newly-created U.S. holding company, ACE US Holdings, Inc. ("ACE US"). WSG, through its insurance subsidiaries, provides specialty commercial property and umbrella liability coverages in the U.S. Under the terms of the agreement, the Company purchased all of the outstanding capital stock of WSG for aggregate cash consideration of $338 million. In connection with the acquisition, National Indemnity, a subsidiary of Berkshire Hathaway, has provided $750 million (75 percent quota share of $1 billion) of reinsurance protection to WSG with respect to their loss reserves for the 1996 and prior accident years (see "Liquidity and Capital Resources").

  The Company will continue to evaluate potential new product lines and other opportunities in the insurance and reinsurance markets.

  Results of Operations - Three Months ended December 31, 1997

 Net Income

                                        Three Months ended           % Change
                                           December 31                  from
                                        1997           1996          Prior year
                                        -----         ------         ----------
                                            (in millions)

 Income excluding net realized
  gains on investments                $  85.3         $ 84.0            1.6%
 Net realized gains on investments       27.5           41.7            N.M.
                                         ----           ----           -----
 Net income                           $ 112.8         $125.7            N.M.
                                        =====          =====            ====

 (N.M. -- Not meaningful)

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)




Results of Operations - Three Months ended December 31, 1997
(continued)

  Income excluding net realized gains on investments for the first quarter of fiscal 1998 increased by 1.6 percent, compared with the corresponding fiscal 1997 quarter. This increase is a result of higher income from insurance operations and was partially offset by a decrease in investment income and an increase in general and administrative expenses.

  Both net income for the current quarter and the first quarter of fiscal 1997 benefited from positive movements in the investment markets which produced net realized gains on investments in each of these quarters.


 Premiums
                                            Three Months ended       % Change
                                                December 31             from
                                           1997            1996      Prior year
                                          -----           ------     ---------
                                              (in millions)



 Gross premiums written:
 ACE Insurance (including CODA)         $ 127.5          $ 124.7         2.2%
 Lloyd's syndicates                        42.7              6.1         N.M.
 Property catastrophe (Tempest)             __               1.7         N.M.
                                          -----          -------       -------
                                        $ 170.2          $ 132.5        28.5%
                                          =====            =====       =======


 Net premiums written:
 ACE Insurance (including CODA)         $  94.8          $ 105.2         (9.9)%
 Lloyd's syndicates                        32.2              3.7          N.M.
 Property catastrophe (Tempest)             __               1.7          N.M.
                                          -----           -------        ------
                                        $ 127.0          $ 110.6          14.8%
                                          =====            =====         ======


 Net premiums earned:
 ACE Insurance (including CODA)         $ 119.6          $ 126.0         (5.1)%
 Lloyd's syndicates                        19.8              2.3           N.M.
 Property catastrophe (Tempest)            28.4             36.1         (21.1)
                                          ------          ------         ------
                                        $ 167.8          $ 164.4           2.1%
                                          =====            =====         ======

    (N.M. -- Not meaningful)

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)




  Results of Operations - Three Months ended December 31, 1997
  (continued)

  Despite continuing competitive pressures in most insurance and reinsurance markets, gross premiums written increased by 28.5 percent to $170.2 million in the quarter ended December 31, 1997 compared with $132.5 million in the quarter ended December 31, 1996. This increase is primarily a result of the Company's diversification strategy undertaken over the past several years. The Company recorded an increase of $36.6 million in gross premiums written with respect to the Company's participation in the Lloyd's syndicates managed by ACE London at Lloyd's. This growth, which was achieved despite continuing price competition in the Lloyd's market, is a result of the Company's increased participation in the syndicates under management. Gross premiums written in ACE Insurance increased by 2.2 percent, or $2.8 million, in the quarter compared with the comparable quarter last year. This increase was primarily the result of growth in satellite premiums, which experienced increased activity in both launch and in-orbit programs, offset by continuing declines in the directors and officers liability and excess liability lines of business. The decline in excess liability is mainly the result of non-renewed accounts, premium adjustments and pricing changes resulting primarily from increases in attachment points and decreases in limits provided. While this has resulted in decreasing premiums, it has also led to a reduction in the Company's exposure and an improved risk profile. As Tempest renewals primarily fall in January and July of each year premium transactions are minimal during the December quarter. However, Tempest experienced continuing price pressures on its January 1998 renewals with price reductions up to 20 percent in many cases.

  Net premiums written increased by $16.4 million to $127.0 million this quarter from $110.6 million in the quarter ended December 31, 1996, an increase of 14.8 percent. This increase was the result of increases in the Company's participation in the Lloyd's syndicates managed by ACE London at Lloyd's. Net premiums written in ACE Insurance declined by 9.9 percent in the quarter compared to the first quarter of fiscal 1997. The decline is primarily the result of continuing declines in directors and officers liability and excess liability premiums, offset somewhat by growth in premiums from the satellite division. Net premiums written were also affected by the increased purchase of reinsurance in several divisions in ACE Insurance.

  Net premiums earned were $167.8 million compared to $164.4 million last year, an increase of 2.1 percent. This increase was a result of a $17.5 million increase in net premiums earned from our Lloyd's syndicate participation, offset somewhat by declines in earned premiums in ACE Insurance and in the property catastrophe business in Tempest.

 Net Investment Income
                                           Three Months ended         % Change
                                                December 31             from
                                            1997           1996      Prior year
                                            ----           ----      ----------
                                               (in millions)


 Net investment income                    $ 58.4         $ 59.7         (2.2)%
                                            ====           ====         ======


Net investment income decreased to $58.4 million in the quarter compared to $59.7 million in the quarter ended December 31, 1996. This decrease was primarily due to the reduction in average yield on the portfolio caused by downward movements in the yield curve as well as the movement from 15 percent equities to 20 percent equities during December 1996. In addition, during fiscal 1997 and the first quarter of fiscal 1998, the investable asset base remained relatively constant as cash flows from operations were largely offset by share repurchases and dividend payments.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)


  Results of Operations - Three Months ended December 31, 1997
  (continued)

 Net Realized Gains on Investment
                                                      Three Months ended
                                                           December 31,
                                                   1997                   1996
                                                   -----                  ----
                                                          (in millions)

 Fixed maturities and short-term investments     $ 21.4                 $ 21.4

 Equity securities                                  7.3                    4.2
 Financial futures and option contracts             8.7                   17.7
 Currency                                          (9.9)                  (1.6)
                                                   -----                  -----
                                                 $ 27.5                 $ 41.7
                                                   =====                  ====




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

  The Company uses foreign currency forward and option contracts to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar holdings. The contracts used are not designated as specific hedges and therefore, realized and unrealized gains and losses recognized on these contracts are recorded as a component of net realized gains (losses) on investments in the period in which the fluctuations occur, together with net foreign currency gains and losses recognized when non-U.S. dollar securities are sold.

  During the first quarter of fiscal 1998 the fair value of the Company's investment portfolio was positively impacted by a general increase in prices in the U.S. bond markets resulting from the decline in interest rates during the period. The sales proceeds for fixed maturity securities were generally higher than their amortized cost during most of the quarter which resulted in net realized gains of $21.4 million being recognized on fixed maturities and short-term investments.

  With strong U.S. equity markets, net realized gains on sales of equity securities were $7.3 million in the first quarter of fiscal 1998 compared with gains of $4.2 million in the first quarter of fiscal 1997.

  In the first quarter of fiscal 1998 the S&P 500 Stock Index rose approximately 3 percent and generated net realized gains on the equity index futures contracts of $4.4 million. The remainder of the net realized gains on financial futures and option contracts in the first quarter of fiscal 1998 arose from gains recognized on futures contracts used by certain of the Company's external managers of fixed income securities. Net realized gains on financial futures contracts of $17.7 million recorded in the first quarter of fiscal 1997 were primarily generated by the equity index futures contracts held as a result of an over 8 percent rise in the S&P 500 Stock Index during that quarter.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)


Results of Operations - Three Months ended December 31, 1997
(continued)

 Combined Ratio
                                                       Three Months ended
                                                           December 31
                                                    1997                  1996
                                                   ------                 ----
                                                           (in millions)


 Loss and loss expense ratio                         65.1%                67.0%
 Underwriting and administrative expense ratio       18.9                 18.2
                                                   -------                ----

 Combined ratio                                      84.0%                85.2%
                                                     ====                 ====


The underwriting results of a property and casualty insurer are discussed frequently by reference to its loss and loss expense ratio, underwriting and administrative expense ratio and combined ratio. Each ratio is derived by dividing the relevant expense amounts by net premiums earned. The combined ratio is the sum of the loss and loss expense ratio and the underwriting and the administrative expense ratio. A combined ratio under 100 percent indicates underwriting profits and a combined ratio exceeding 100 percent indicates underwriting losses. Property catastrophe reinsurance companies generally expect to have overall lower combined ratios as compared with other reinsurance companies with long-tail exposures. However, property catastrophe loss experience is generally characterized by low frequency but high severity short-tail claims which may result in significant volatility in results.

Several aspects of the Company's operations, including the low frequency and high severity of losses in the high excess layers in certain lines of business in which the Company provides insurance and reinsurance, complicate the actuarial reserving techniques utilized by the Company. Management believes, however, that the Company's reserves for unpaid losses and loss expenses, including those arising from breast implant litigation, are adequate to cover the ultimate cost of losses and loss expenses incurred through December 31, 1997. Since such provisions are necessarily based on estimates, future developments may result in ultimate losses and loss expenses significantly greater or less than such amounts (see "Breast Implant Litigation").

For the quarter ended December 31, 1997, the loss and loss expense ratio decreased to 65.1 percent from 67.0 percent for the first quarter of fiscal 1997. This decline is partly due to the fact that Tempest had very little loss activity in the quarter, posting a loss and loss expense ratio of 1.8 percent compared to 15.0 percent for the 1997 quarter. The change in mix of earned premiums in ACE Insurance has also contributed to the decrease in the loss and loss expense ratio during the quarter.

Acquisition costs remained relatively flat during the current quarter compared to the first quarter of fiscal 1997, despite a continuing change in the mix of earned premiums. The additional acquisition costs generated primarily by the increase in earned premiums from the Lloyd's participation, were offset by a net decrease in acquisition costs resulting from declines in earned premiums from ACE Insurance and Tempest. Administrative expenses increased by $1.7 million in the current quarter compared to the first quarter of fiscal 1997 due primarily to the costs associated with our increased participation in the Lloyd's market.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)


 LIQUIDITY AND CAPITAL RESOURCES

  As a holding company, ACE's assets consist primarily of the stock of its subsidiaries as well as other investments. In addition to investment income, its cash flows currently depend primarily on dividends or other statutorily permissible payments from its Bermuda-based operating subsidiaries (the "Bermuda subsidiaries"). There are currently no legal restrictions on the payment of dividends from retained earnings by the Bermuda subsidiaries as the minimum statutory capital and surplus requirements are satisfied by the share capital and additional paid-in capital of each of the Bermuda subsidiaries. However, the payment of dividends or other statutorily permissible distributions by the Bermuda subsidiaries is subject to the need to maintain shareholder's equity at a level adequate to support the level of insurance and reinsurance operations. During December 1997 ACE received a dividend of $115 million from Tempest.

  The Company's consolidated sources of funds consist primarily of net premiums written, investment income, and proceeds from sales and maturities of investments. Funds are used primarily to pay claims, operating expenses and dividends and for the purchase of investments and for share repurchases.

  For the three months ended December 31, 1997, the Company's consolidated net cash flow from operating activities was $51.7 million, compared with $86.8 million for the three months ended December 31, 1996. Cash flows are affected by claims payments, which due to the nature of the insurance and reinsurance coverage provided by the Company, may comprise large loss payments on a limited number of claims and can therefore fluctuate significantly. The irregular timing of these large loss payments, for which the source of cash can be from operations, available credit facilities or routine sales of investments, can create significant variations in cash flow from operations between periods. For the three month periods ended December 31, 1997 and 1996, loss and loss expense payments amounted to $120.8 million and $75.1 million respectively. Total loss and loss expense payments amounted to $402.1 million, $101.4 million and $73.1 million in fiscal years 1997, 1996 and 1995, respectively.

  At December 31, 1997, total investments and cash amounted to approximately $4.4 billion, compared to $4.5 billion at September 30, 1997.

  The Company's investment portfolio is structured to provide a high level of liquidity to meet insurance related or other obligations. The consolidated investment portfolio is externally managed by independent professional investment managers and is invested in high quality investment grade marketable fixed income and equity securities, the majority of which trade in active, liquid markets. The Company believes that its cash balances, cash flow from operations, routine sales of investments and the liquidity provided by its credit facilities (discussed below) are adequate to allow the Company to pay claims within the time periods required under its policies.

  During December 1997, the Company put in place syndicated credit facilities which replaced the existing facilities. J.P. Morgan
  Securities, Inc. and Mellon Bank N.A. acted as co-arrangers in the arranging, structuring and syndication of these credit facilities. The new facilities provide:
                                     16

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)

  LIQUIDITY AND CAPITAL RESOURCES (continued)

  . A $200 million 364 day revolving credit facility and a $200 million five year revolving credit facility which together make up a combined $400 million committed, unsecured revolving credit facility. This new five year revolving credit facility has a $50 million LOC sublimit.

  . A five year LOC of approximately 154 million pounds ($260 million) which is being used to fulfill the requirements of Lloyd's to provide funds to support underwriting capacity on Lloyd's syndicates in which the Company participates. The minimum consolidated tangible net worth covenant for ACE Insurance under this LOC is $1.0 billion.

  . A $250 million seven year Amortized Term Loan Facility which was used on January 2, 1998 to partially finance the acquisition of WSG. The interest rate on the term loan is LIBOR plus an applicable spread.

  The revolving credit and term loan facilities require that the Company maintain a minimum consolidated tangible net worth of $1.4 billion.

  On November 13, 1997, the Board of Directors approved a special resolution to split each outstanding Ordinary Share of the Company into three Ordinary Shares. The stock split was voted on and approved by the shareholders of the Company on February 6, 1998. The record date for determining those shareholders entitled to receive certificates representing additional Ordinary Shares pursuant to the stock split shall be as of the close of business on February 17, 1998. Certificates representing the additional shares of stock will be mailed on March 2, 1998. (see Part II, Item 4 "Submission of Matters to a Vote of Security Holders").

  The Board of Directors has authorized the repurchase from time to time of the Company's Ordinary Shares in open market and private purchase transactions. On May 9, 1997, the Board of Directors terminated the then existing share repurchase program and authorized a new program for up to $300.0 million of the Company's Ordinary Shares. During the quarter ended December 31, 1997, the Company repurchased 836,200 Ordinary Shares under the share repurchase program for an aggregate cost of $76.5 million. During the period January 1, 1998 through February 6, 1998, the Company repurchased an additional 337,500 Ordinary Shares under the share repurchase program for an aggregate cost of $31.1 million, leaving approximately $160.1 million of the Board authorization not utilized.

  On October 18, 1997 and January 16, 1998, the Company paid quarterly dividends of 22 cents and 24 cents per share, respectively to shareholders of record on September 30, 1997 and December 13, 1997. On February 6, 1998, following approval by the shareholders of the three-for-one stock split, the Board of Directors declared a quarterly dividend of 8 cents per share payable on April 18, 1998 to shareholders of record on March 31, 1998. The declaration and payment of future dividends is at the discretion of the Board of Directors and will be dependent upon the profits and financial requirements of the Company and other factors, including legal restrictions on the payment of dividends and such other factors as the Board of Directors deems relevant.

  As previously discussed, on January 2, 1998, the Company completed the acquisition of WSG, through its newly-created U.S. holding company, ACE US, for an aggregate cash consideration of $338 million. ACE US was capitalized by ACE Limited with $75 million and received $35 million from an inter-company loan. ACE US financed the acquisition of WSG with $250 million of bank debt (see discussion of syndicated credit facilities above) and the remaining $88 million came from available funds.

  Fully diluted net asset value per share was $48.30 at December 31, 1997, compared with $47.14 at September 30, 1997.

  The Company maintains loss reserves for the estimated unpaid ultimate liability for losses and loss expenses under the terms of its policies and agreements. The reserve for unpaid losses and loss expenses of $1.8 billion at December 31, 1997, includes $839 million of case and loss expense reserves. While the Company believes that its reserve for unpaid losses and loss expenses at December 31, 1997 is adequate, future developments may result in ultimate losses and loss expenses significantly greater or less than the reserve provided. A number of the Company's insureds have given notice of claims relating to breast implants or components or raw material thereof that had been produced and/or sold by such insureds. During fiscal 1997 and 1998, the Company made certain payments to policyholders with respect to these claims.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)

    LIQUIDITY AND CAPITAL RESOURCES (continued)

  However, the Company does not have adequate data upon which to anticipate the timing of future payments relating to these liabilities, and it expects that the amount of time required to determine the ultimate financial impact of the options selected by claimants may extend well into 1998 and beyond (see "Breast Implant Litigation").

  The Company's financial condition, results of operations and cash flow are influenced by both internal and external forces. Claims settlements, premium levels and investment returns may be impacted by changing rates of inflation and other economic conditions. In many cases, significant periods of time, ranging up to several years or more, may elapse between the occurrence of an insured loss, the reporting of the loss to the Company and the settlement of the Company's liability for that loss. The liquidity of its investment portfolio, cash flows and the credit facilities are, in management's opinion, adequate to meet the Company's expected cash requirements.

  Breast Implant Litigation

  A number of the Company's insureds have given notice of claims relating to breast implants or components or raw material thereof that had been produced and/or sold by such insureds. Lawsuits, including class actions, involving thousands of implant recipients have been filed in both state and federal courts throughout the United States. Most of the federal cases have been consolidated pursuant to the rules for Multidistrict Litigation to a Federal District Court in Alabama, although cases are in the process of being transferred back to federal courts or remanded to state courts.

  On May 15, 1995, the Dow Corning Corporation, one of the major defendants, filed for protection under Chapter 11 of the U.S. Bankruptcy Code and claims against Dow Corning remain stayed subject to the Bankruptcy Code.

  On October 1, 1995, negotiators for three of the major defendants agreed on the essential elements of an individual settlement plan for U.S. claimants with at least one implant from any of those manufacturers (" the Settlement"). In general, under the Settlement, the amounts payable to individual participants, and the manufacturers' obligations to make those payments, would not be affected by the number of participants electing to opt out from the new plan. Also, in general, the compensation would be fixed and not affected by the number of participants, and the manufacturers would not have a right to walk away because of the amount of claims payable. Finally, each settling defendant agreed to be responsible only for cases in which its implant was identified, and not for a percentage of all cases. By November 13, 1995, the Settlement was approved by the three major defendants. In addition, two other defendants became part of the Settlement, although certain of their settlement terms are different and more restricted than the plan offered by the original three defendants. On December 22, 1995, the multidistrict litigation judge approved the Settlement and the materials for giving notice to claimants although an appeal concerning the Settlement is pending with the Eleventh Circuit Court of Appeals.

  Beginning in mid-January, 1996, the three major defendants have each made payments to a court-established fund for use in making payments under the Settlement. The Settlement Claims Office had reported that as of October 31, 1997, it has sent out Notification of Status Letters to more than 360,000 non-opt-out domestic implant recipients who had registered with the Settlement Claims Office. As of October 31, 1997, approximately $565 million had been distributed under the Settlement to implant recipients of the three major defendants. Certain potential payments to claimants relating to other implants remain suspended because of the pending appeals. The Settlement Claims Office has also reported that approximately 32,500 domestic registrants exercised opt-out rights after receiving their status letters. Previously, approximately 19,000 other domestic implant recipients had exercised opt-out rights in 1994 and/or before receiving status letters.

  Although the Company has underwritten the coverage for a number of the defendant companies including four of the companies involved in the Settlement, the Company anticipates that insurance coverage issued prior to the time the Company issued policies will be available for a portion of the defendants' liability. In addition, the Company's policies only apply when the underlying liability insurance policies or per occurrence retentions are exhausted.

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

  The Company continually evaluates its reserves in light of developing information and in light of discussions and negotiations with its insureds. During fiscal 1997 and the first quarter of fiscal 1998 the Company made payments of approximately $260 million with respect to breast implant claims. These payments were included in previous reserves and are consistent with the Company's belief that its reserves are adequate. Significant uncertainties continue to exist with regard to the ultimate outcome and cost of the Settlement and value of the opt-out claims. While the Company is unable at this time to determine whether additional reserves, which could have a material adverse effect upon the financial condition, results of operations and cash flows of the Company, may be necessary in the future, the Company believes that its reserves for unpaid losses and loss expenses including those arising from breast implant claims are adequate as at December 31, 1997.

  IMPACT OF THE YEAR 2000 ISSUE

  Management has initiated a Company wide program to prepare the Company's various computer systems and selected applications for the Year 2000. The Company has appointed individuals in each business segment to review all systems to assess their ability to process transactions in the Year 2000. Based on these assessments, the Company has determined that certain business segments, particularly ACE USA and ACE London, need to modify or replace significant portions of their computer systems so these systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with these modifications and replacements the Year 2000 Issue can be adequately addressed. The Company will utilize both internal and external resources to reprogram or replace, and test these systems for Year 2000 modifications. The Company has initiated communications with its significant business partners, including its business partners in the Lloyd's markets, to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. The Company is also assessing its exposure to contingencies related to the Year 2000 Issue for the policies it issues. The total cost of this effort is still being evaluated and the Company has not yet determined if the total cost will be material.

                                ACE LIMITED

                        PART II - OTHER INFORMATION



  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  1) The Annual General Meeting was held on February 6, 1998.

  2) The following matters were voted on at the Annual General Meeting:

        a)  The following directors were elected.


                           Term Expiring     Votes In Favour    Votes Withheld
                           -------------     ---------------    --------------

   Thomas J. Neff                2000         37,816,864          233,441
   Brian Duperreault             2001         37,818,446          231,859
   Robert M. Hernandez           2001         37,817,443          232,862
   Peter Menikoff                2001         37,819,231          261,074
   Glen M. Renfrew               2001         37,812,471          237,834
   Robert Ripp                   2001         37,819,549          230,756
   Dermot F. Smurfit             2001         37,816,974          233,331


        b) A resolution was voted on amending the Company's Memorandum of Association and Articles of Association to split each outstanding Ordinary Share of the Company into three Ordinary Shares.

            The record date for determining those shareholders entitled to receive certificates representing additional Ordinary Shares pursuant pursuant to the stock split shall be as of the close of business on February 17, 1998. Certificates representing the additional shares of stock will be mailed on March 2, 1998.

            The holders of 37,796,245 shares voted in favour, 21,530 shares voted against and 232,530 shares abstained.

        c) A special resolution was voted upon to amend Article 33 of the Company's Articles to clarify the setting of record dates in respect of shareholder meetings and payments of dividends.

            The holders of 37,794,080 shares voted in favour, 13,754 shares voted against and 242,471 shares abstained.

        d) The appointment of Coopers & Lybrand L.L.P. as independent public accountants for the Company for the year ended September 30, 1998 was ratified and approved.

            The holders of 37,794,080 shares voted in favour, 13,754 shares voted against and 242,471 shares abstained.


  ITEM 5.  OTHER INFORMATION

  1) On February 6, 1998, following approval by the shareholders of the three-for-one stock split, the Company declared a dividend of $0.08 per Ordinary Share payable on April 18, 1998 to shareholders of record on March 31, 1998.

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  1)  Exhibits
      --------

     10.1   ACE Limited Elective Deferred Compensation Plan

     10.2   ACE Limited Rules of the Approved UK Stock Option Program

       27   Financial Data Schedule

  2)  Reports on Form 8-K

  The Company filed a Form-8K current report dated January 23, 1998 pertaining to the completion of the acquisition of Westchester Specialty Group, Inc.

                                SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                    ACE LIMITED
                                          ---------------------------------







 February 13, 1998                              /s/  Brian Duperreault
                                                ----------------------------
                                                     Brian Duperreault
                                                Chairman, President and Chief
                                                     Executive Officer





 February 13, 1998                               /s/ Christopher Z. Marshall
                                                 ----------------------------
                                                  Christopher Z. Marshall
                                                  Chief Financial Officer

                                EXHIBIT INDEX



Exhibit
Number           Description                          Numbered Page
-------          ------------                         --------------

10.1             ACE Limited Elective Deferred
                 Compensation Plan

10.2             ACE Limited Rules of the Approved
                 UK Stock Option Programme

27               Financial Data Schedule