Form 10-Q
period 1998-03-31
ACE LTD
filed 1998-05-15
CIK 896159

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549


                                 FORM 10-Q





(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly Period Ended March 31, 1998

                                  OR

( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the Transition Period from ____________ to ____________



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


           YES  ___x____                           NO  ________


The number of registrant's Ordinary Shares ($0.041666667 par value) outstanding as of May 11, 1998 was 179,171,309.

                                ACE LIMITED


                             INDEX TO FORM 10-Q


Part I.  FINANCIAL INFORMATION


                                                                       Page No.

Item 1.  Financial Statements:

         Consolidated Balance Sheets
                  March 31, 1998 (Unaudited) and September 30, 1997        1

         Consolidated Statements of Operations (Unaudited)
                  Three Months Ended March 31, 1998 and March 31, 1997
                  Six Months Ended March 31, 1998 and March 31, 1997       2

         Consolidated Statements of Shareholders' Equity (Unaudited)
                  Six Months Ended March 31, 1998 and March 31, 1997       3

         Consolidated Statements of Cash Flows (Unaudited)
                  Six Months Ended March 31, 1998 and March 31, 1997       4

         Notes to Interim Consolidated Financial Statements (Unaudited)    5


Item 2.  Management's Discussion and Analysis of Results of Operations
                  and Financial Condition                                   11


Part II.  OTHER INFORMATION



Item 5.  Other Information                                                  25

Item 6.  Exhibits and Reports on Form 8-K                                   25

                        ACE LIMITED AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                                   March 31        September 30
                                                     1998              1997
                                                   --------           ------
                                                 (unaudited)
                                                 (in thousands of U.S. dollars
                                                except share and per share data)
Assets
Investments and cash
  Fixed maturities available for sale,
   at fair value (amortized
   cost - $3,718,918 and $3,226,511)             $ 3,783,428        $ 3,290,336
  Equity securities, at fair value
   (cost - $328,706 and $502,481)                    410,337            634,970
  Short-term investments, at fair value
   (amortized cost - $968,670 and $ 364,552)         968,692            364,432
  Other investments, at cost                          84,995             78,691
  Cash                                               194,182            106,336
                                                  ----------         ----------

      Total investments and cash                   5,441,634          4,474,765

Goodwill on Tempest acquisition                      194,128            196,667
Premiums and insurance balances receivable           188,996            135,815
Accrued investment income                             45,003             40,581
Deferred acquisition costs                            32,410             27,018
Reinsurance recoverables                             771,223               -
Prepaid reinsurance premiums                          69,013             22,196
Deferred income taxes                                 74,540               -
Other assets                                         176,457            104,504
                                                     -------          ----------

          Total assets                           $ 6,993,404        $ 5,001,546
                                                   =========          =========

Liabilities
Unpaid losses and loss expenses                  $ 3,324,869        $ 1,869,995
Unearned premiums                                    461,469            400,689
Premiums received in advance                          41,585             24,973
Reinsurance balances payable                          19,982             11,245
Accounts payable and accrued liabilities             101,301             63,014
Dividend payable                                      13,282             12,436
Bank debt                                            250,000                -
                                                   ---------           --------

          Total liabilities                        4,212,488          2,382,352
                                                   ---------          ---------

Commitments and Contingencies

Shareholders' equity
Ordinary Shares ($0.041666667 par value,
  300,000,000 shares authorized;
  162,655,201 and 165,879,654 shares
  issued and outstanding)                             6,776               6,911
Additional paid-in capital                        1,082,390           1,102,824
Unearned stock grant compensation                    (8,062)             (1,993)
Net unrealized appreciation on investments          146,080             196,194
Cumulative translation adjustments                      817                 855
Retained earnings                                 1,552,915           1,314,403
                                                  ---------           ---------
     Total shareholders' equity                   2,780,916           2,619,194
                                                  ---------           ---------

   Total liabilities and shareholders' equity   $ 6,993,404         $ 5,001,546
                                                  =========           =========


      See accompanying notes to interim consolidated financial statements




                        ACE LIMITED AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                     For the Three Months and Six Months
                       Ended March 31, 1998 and 1997
                                (Unaudited)


                                  Three Months Ended          Six Months Ended
                                        March 31                    March 31

                                  1998          1997         1998         1997
                                  ----          ----         ----         ----

Revenues

  Gross premiums written        $ 242,857    $ 203,333    $ 413,102   $ 335,845
  Reinsurance premiums ceded      (46,208)     (14,745)     (89,476)    (36,643)
                                 --------    ---------      --------   ---------

  Net premiums written            196,649     188,588       323,626     299,202
  Change in unearned premiums     (11,903)    (29,947)       28,941      23,839
                                  --------   --------      ---------   ---------

  Net premiums earned             184,746     158,641       352,567     323,041
  Net investment income            73,129      58,094       131,542     117,832
  Net realized gains (losses)
    on investments                145,616      (2,339)      173,108      39,384
                                  -------    ----------     -------    --------

     Total Revenues               403,491     214,396       657,217     480,257
                                  -------    --------       -------    --------

Expenses

  Losses and loss expenses        116,265     105,290       225,426     215,440
  Acquisition costs                16,811      11,887        31,012      26,016
  Administrative expenses          26,585      19,270        44,953      35,111
  Loan interest expense             3,858        -            3,858         -
                                ---------  ------------    ---------    -------

      Total expenses              163,519     136,447       305,249     276,567
                                  -------    --------       -------    --------

Income before income taxes        239,972      77,949       351,968     203,690

Income taxes                        3,767         -           2,947        -
                                ---------   ------------    ---------   -------

Net income                      $ 236,205  $   77,949     $ 349,021   $ 203,690
                                  =======     ========      =======     =======


Basic earnings per share           $ 1.45      $ 0.45        $ 2.13      $ 1.17
                                     ====        ====          ====        ====

Diluted earnings per share         $ 1.41      $ 0.45        $ 2.08      $ 1.16
                                     ====        ====          ====        ====



      See accompanying notes to interim consolidated financial statements




                        ACE LIMITED AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF
                            SHAREHOLDERS' EQUITY
              For the Six Months Ended March 31, 1998 and 1997
                                (Unaudited)


                                                March 31                March 31
                                                  1998                    1997
                                                 -------                 ------
                                                  (in thousands of U.S. dollars)
Ordinary Shares
  Balance - beginning of period                $   6,911              $   7,271
  Exercise of stock options                           12                      8
  Issued under Employee Stock Purchase                -                       1
    Plan
  Issued under Stock Appreciation Right
    Replacement Plan                                  -                       8
  Repurchase of shares                              (147)                  (188)
                                               -------------       -------------

    Balance - end of period                        6,776                  7,100
                                               ------------         ------------
Additional paid-in capital
  Balance - beginning of period                1,102,824              1,156,194
  Exercise of options for Ordinary Shares          2,649                  1,641
  Issued under Employee Stock Purchase Plan         -                       228
  Issued under Stock Appreciation Right
    Replacement Plan                                -                     3,919
  Cancellation of awards                            -                       (87)
  Repurchase of Ordinary Shares                  (23,083)               (29,580)
                                               -----------           -----------

     Balance - end of period                   1,082,390              1,132,315
                                               ---------              ---------

Unearned stock grant compensation
  Balance - beginning of period                   (1,993)                (1,299)
  Stock grants awarded                            (8,113)                (3,225)
  Stock grants forfeited                             -                       79
  Amortization                                     2,044                  1,090
                                            ------------           ------------

       Balance - end of period                    (8,062)                (3,355)
                                            ------------           ------------

Net unrealized appreciation on investments
  Balance - beginning of period                  196,194                 61,281
  Net depreciation during period                 (50,031)               (70,569)
  Change in deferred income taxes                    (83)                   -
                                              ----------                -------

        Balance - end of period                  146,080                 (9,288)
                                              ----------            ------------

Cumulative translation adjustments
  Balance - beginning of period                      855                    131
  Net adjustment for period                          (38)                 1,079
                                           -------------            ------------

       Balance - end of period                       817                  1,210
                                           -------------           ------------

Retained earnings
  Balance - beginning of period                1,314,403              1,020,700
  Net income                                     349,021                203,690
  Dividends declared                             (26,095)               (20,665)
  Repurchase of Ordinary Shares                  (84,414)               (59,659)
                                             -----------            -----------

        Balance - end of period                1,552,915              1,144,066
                                               ---------              ---------

Total shareholders' equity                   $ 2,780,916            $ 2,272,048
                                               =========              =========


       See accompanying notes to interim consolidated financial statements





                        ACE LIMITED AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the Six Months Ended March 31, 1998 and 1997
                                (Unaudited)


                                                  March 31             March 31
                                                    1998                 1997
                                                   ------               ------
                                                (in thousands of U.S. dollars)

Cash flows from operating activities
Net income                                        $ 349,021           $ 203,690
Adjustments to reconcile net income to
  net cash provided by
Operating activities
  Unearned premiums                                 (27,220)            (15,758)
  Unpaid losses and loss expenses, net
    of reinsurance recoverables                      13,651              88,898
  Prepaid reinsurance premiums                       (6,817)             (7,371)
  Net realized gains on investments                (173,108)            (39,384)
  Amortization of premium/discounts                  (5,333)             (2,511)
  Deferred acquisition costs                          3,608               3,319
  Insurance balances receivable                     (37,181)            (12,949)
  Premiums received in advance                       16,612               8,639
  Reinsurance balances payable                        8,737              (2,299)
  Accounts payable and accrued liabilities          (15,783)             (8,531)
  Other                                             (11,413)               1,005
                                            ---------------        ---------------

  Net cash flows from operating activities          114,774             216,748
                                              -------------        ------------
Cash flows from investing activities
  Purchases of fixed maturities                  (3,181,805)         (3,255,722)
  Purchases of equity securities                   (168,308)           (402,393)
  Sales of fixed maturities                       3,048,158           3,371,215
  Sales of equity securities                        427,338             224,781
  Maturities of fixed maturities                     13,000               5,000
  Net realized gains on financial futures
    contracts                                        59,225               9,246
  Other investments                                  (6,304)                -
  Acquisition of subsidiaries, net of cash
    acquired                                       (338,000)            (30,416)
                                                -----------        ------------

     Net cash used in investing activities         (146,696)            (78,289)
                                                -----------        ------------

Cash flows from financing activities
  Repurchase of Ordinary Shares                    (107,644)            (89,427)
  Dividends paid                                    (25,249)            (20,630)
  Proceeds from exercise of options for
    Ordinary Shares                                   2,661               1,649
  Proceeds from shares issued under
    Stock Appreciation Right Replacement Plan           -                 4,156
  Proceeds from bank debt                           250,000                 -
                                                 ----------     ---------------

  Net cash from (used for) financing activities     119,768            (104,252)
                                                 ----------         -----------

Net increase in cash                                 87,846              34,207
Cash - beginning of period                          106,336              53,374
                                                -----------        ------------

Cash - end of period                            $   194,182       $      87,581
                                                   =========        ===========


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

On January 2, 1998, the Company completed the acquisition of ACE USA, Inc. (formerly Westchester Specialty Group, Inc.) ("ACE USA"), through its newly-created U.S. holding company, ACE US Holdings, Inc ("ACE US"). ACE USA, through its insurance subsidiaries, provides specialty commercial property and umbrella liability coverages in the U.S. Under the terms of the agreement, the Company purchased all of the outstanding capital stock of ACE USA for aggregate cash consideration of $338 million. In connection with the acquisition, National Indemnity, a subsidiary of Berkshire Hathaway, has provided $750 million (75 percent quota share of $1 billion) of reinsurance protection to ACE USA with respect to its loss reserves for the 1996 and prior accident years. The Company financed the transaction with $250 million of bank debt (see note 7 - Credit Facilities) and the remainder with available cash. The total purchase price is allocated to the acquired assets and liabilities based on their fair values and accordingly, the consolidated financial statements of the company include the results of ACE US and its subsidiaries from January 2, 1998, the date of acquisition.


On March 26, 1998 the Company announced that it had entered into an agreement with CAT Limited to acquire all of the outstanding capital stock of CAT Limited, a privately held, Bermuda-based property catastrophe reinsurer. The Company completed the transaction on April 1, 1998 for an aggregate cash consideration of approximately $711 million. The acquisition was financed with $385 million of short-term bank debt (see note 7 - Credit Facilities) and from available cash. The acquisition will be recorded using the purchase method of accounting and accordingly, the consolidated financial statements of the company will include the results of CAT Limited from April 1, 1998, the date of acquisition. It is estimated that approximately $200 million of goodwill will arise as a result of the acquisition.


At March 31, 1998 approximately 69 percent of the Company's written premiums came from North America with approximately 13 percent coming from the United Kingdom and continental Europe and approximately 18 percent from other countries.

2.  Significant Accounting Policies

a) Earnings per share

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share". Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share is calculated utilising weighted average shares outstanding and exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share include the effect of dilutive securities outstanding . All earnings per share amounts for all periods presented, where necessary, have been restated to conform to the Statement 128 requirements.

b) Reinsurance

Reinsurance recoverables include the balances due from reinsurance companies for paid and unpaid losses and loss expenses that will be recovered from reinsurers, based on reinsurance policies in force. A reserve for uncollectible reinsurance is determined based upon a review of the financial condition of the insurers and reinsurers and an assessment of other available information.

                        ACE LIMITED AND SUBSIDIARIES
       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                (Unaudited)

2.  Significant Accounting Policies (cont'd)

c) Income Taxes

Income taxes have been provided in accordance with the provisions of FAS No. 109, "Accounting for Income Taxes" on those operations which are subject to income taxes (see - Note 9). Deferred tax assets and liabilities result from temporary differences between the amounts recorded in the consolidated financial statements and the tax bases of the Company's assets and liabilities. Such temporary differences are primarily due to the tax basis discount on unpaid losses, adjustment for unearned premiums, uncollectible reinsurance, and tax benefits of net operating loss carryforwards. Additionally, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in the income in the period that includes the enactment date. A valuation allowance against deferred tax assets is recorded if it is more likely than not, all or some portion of the benefits related to deferred tax assets will not be realized.

3.  Commitments and Contingencies

A number of the Company's insureds have given notice of claims relating to breast implants or components or raw material thereof that had been produced and/or sold by such insureds. Lawsuits including class actions, involving thousands of implant recipients have been filed in both state and federal courts throughout the United States. Most of the federal cases have been consolidated pursuant to the rules for Multidistrict Litigation to a Federal District Court in Alabama, although cases are in the process of being transferred back to federal courts or remanded in state courts.

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

On December 22, 1995, the multidistrict litigation judge approved the Settlement and the materials for giving notice to claimants. Beginning in mid-January, 1996, the three major defendants have each made payments to a court-established fund for use in making payments under the Settlement. The Settlement Claims Office had reported that as of October 31, 1997, it has sent out Notification of Status Letters to more than 360,000 non-opt-out domestic implant recipients who had registered with the Settlement Claims Office. As of October 31, 1997, approximately $565 million had been distributed under the Settlement to implant recipients of the three major defendants; in addition, in January 1998 the Settlement Claims Office made a payment of approximately $110 million as a second annual installment of approved benefits under the Settlement. The multidistrict litigation judge has also directed that distribution begin on certain additional payments to claimants relating to other implants since all appeals on the Settlement have now been dismissed. The Settlement Claims Office has also reported that approximately 32,500 domestic registrants exercised opt-out rights after receiving their status letters. Previously, approximately 19,000 other domestic implant recipients had exercised opt-out rights in 1994 and/or before receiving status letters.

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

                       ACE LIMITED AND SUBSIDIARIES
      NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                (Unaudited)

3.  Commitments and Contingencies (cont'd.)

The Company continually evaluates its reserves in light of developing information and in light of discussions and negotiations with its insureds. During fiscal 1997 and the first six months of fiscal 1998, the Company made payments of approximately $260 million with respect to breast implant claims. These payments were included in previous reserves and are consistent with the Company's belief that its reserves are adequate. Significant uncertainties continue to exist with regard to the ultimate outcome and cost of the Settlement and value of the opt-out claims. While the Company is unable at this time to determine whether additional reserves, which could have a material adverse effect upon the financial condition, results of operations and cash flows of the Company, may be necessary in the future, the Company believes that its reserves for unpaid losses and loss expenses including those arising from breast implant claims are adequate as at March 31, 1998.

4.   Shares Issued and Outstanding

The Board of Directors has authorized the repurchase from time to time of the Company's Ordinary Shares in open market and private purchase transactions. On May 9, 1997 the Board of Directors terminated the then existing share repurchase program and authorized a new share program for up to $300 million of the Company's Ordinary Shares. During the six month period ended March 31, 1998, the Company repurchased 3,521,100 Ordinary Shares under the share repurchase program for an aggregate cost of $107.6 million. As at March 31, 1998, approximately $160.1 million of the Board authorization had not been utilized.

On March 2, 1998 the Company effected a three for one split of the Company's Ordinary Shares.

5.   Restricted Stock Awards

Under the terms of the 1995 Long-Term Incentive Plan 264,000 restricted Ordinary Shares were awarded during the six months ended March 31, 1998, to officers of the Company and its subsidiaries. These shares vest at various dates through November 2002. In addition during the period, 14,952 restricted Ordinary Shares were awarded to outside directors under the terms of the 1995 Outside Directors Plan. These shares vest in February 1999.

6.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share.

All share and per share amounts have been restated to reflect the three for one split of the Company's Ordinary Shares effected on March 2, 1998.

                                  Three Months Ended           Six Months Ended
                                       March 31                     March 31
                                  1998          1997         1998          1997
                                  ----          ----         ----          ----
                                  (In thousands of U.S. dollars except share
                                                and per share data)
Numerator:
 Net Income                    $  236,205     $ 77,949    $ 349,021    $ 203,690
                              ===========    =========   ==========    =========
Denominator:
 Denominator for basic
   earning per share -
 Weighted average shares
   outstanding                162,860,328  171,996,927  163,765,734  173,655,336

 Effect of dilutive
  securities                    4,124,388    2,340,390    4,012,446    2,147,358
                              -----------  -----------  -----------  -----------
 Denominator for diluted
   earnings per share -
 Adjusted weighted average
   shares outstanding and
   assumed conversions        166,984,716  174,337,317  167,778,180  175,802,694
                              ===========  ===========  ===========  ===========

 Basic earnings per share          $ 1.45       $ 0.45       $ 2.13       $ 1.17
                                     ====         ====         ====         ====

 Diluted earnings per share        $ 1.41       $ 0.45       $ 2.08       $ 1.16
                                     ====         ====         ====         ====

                                       7

                        ACE LIMITED AND SUBSIDIARIES
       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                (Unaudited)

7.   Credit Facilities

In December 1997 the Company put in place syndicated credit facilities which replaced the existing facilities. J.P. Morgan Securities, Inc. and Mellon
Bank N.A. acted as co-arrangers of these credit facilities. The new facilities provide:

* A $200 million 364 day revolving credit facility and a $200 million five year revolving credit facility which together make up a combined $400 million committed, unsecured revolving credit facility. This new five year revolving credit facility has a $50 million LOC sublimit. As discussed in note 1, the Company drew down on this facility to finance the acquisition of CAT Limited on April 1, 1998. The debt was subsequently repaid from a portion of the proceeds from the sale of
     16.5 million new Ordinary Shares of the Company. See note 10 - Subsequent Event.

* A five year LOC of approximately (pound)154 million ($260 million) which is being used to fulfill the requirements of Lloyd's to provide funds to support underwriting capacity on Lloyd's syndicates in which the Company participates. The minimum consolidated tangible net worth required for A.C.E. Insurance Company, Ltd. under this LOC is $1.0 billion.

* A $250 million seven year Amortizing Term Loan Facility which was used on January 2, 1998 to partially finance the acquisition of ACE USA. The interest rate on the term loan is LIBOR plus an applicable spread. As of March 31, 1998, $250 million was outstanding under this facility. The interest rate for the period January 2, 1998 through April 2, 1998 was 6.3125%.

The revolving credit and term loan facilities require that the Company maintain a minimum consolidated tangible net worth of $1.4 billion.

8.  Reinsurance

The Company purchases reinsurance to manage various exposures including catastrophic risks. The Company significantly increased its use of reinsurance during the six months ended March 31, 1998. Although reinsurance agreements contractually obligate the Company's reinsurers to reimburse it for the agreed upon portion of its gross paid losses, they do not discharge the primary liability of the Company. Net premiums written and net premiums earned, reported in the statements of operations, are net of reinsurance. Direct, assumed and ceded amounts for these items for the six months ended March 31, 1998 and 1997 are as follows:

                                                1998                    1997
                                                ----                    ----
                                               (In thousands of U.S. dollars)
Premiums written
  Direct                                     $  278,739            $  257,395
  Assumed                                       134,363                78,450
  Ceded                                         (89,476)              (36,643)
                                                --------              --------

  Net premiums written                       $  323.626            $  299,202
                                                =======               =======

Premiums earned
  Direct                                     $  289,701            $  279,240
  Assumed                                       151,085                74,109
  Ceded                                         (88,219)              (30,308)
                                                -------              -------

  Net premiums earned                        $  352,567            $  323,041
                                                =======               =======

                        ACE LIMITED AND SUBSIDIARIES
       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                (Unaudited)
8.  Reinsurance (cont'd.)

The Company's provision for reinsurance recoverables, in respect of the ACE USA book of business, at March 31, 1998 and at September 30, 1997 are as follows:

                                             1998                   1997
                                             ----                   ----
                                            (in thousands of U.S. dollars)

Reinsurance recoverables on paid
  losses and loss expenses:               $ 19,696               $    -
Reinsurance recoverables on unpaid
  losses and loss expenses:                751,527                    -
                                           -------                  ------
Total Reinsurance recoverables:         $  771,223               $    -
                                         ==========                 =======

9.  Taxation

Under current Cayman Islands law, the Company is not required to pay any taxes on its income or capital gains. The Company has received an undertaking that, in the event of any taxes being imposed, the Company will be exempted from taxation in the Cayman Islands until the year 2013. Under current Bermuda law, the Company and its Bermuda subsidiaries are not required to pay any taxes on its income or capital gains. The Company will be exempt from taxation in Bermuda until March 2016.

Income from the Company's operations at Lloyd's are subject to United Kingdom corporation taxes. ACE USA is subject to income taxes imposed by U.S. authorities.

The provision for income taxes of $2.9 million represents the Company's estimate of tax liability in respect of the Company's operations at Lloyd's and at ACE USA and is calculated at a rate equal to the statutory income tax rate.

The income tax provision for the six months ended March 31, 1998 and 1997 is as follows:

                                         1998                  1997
                                       (in thousands of U.S. dollars)

Current tax expense                      $ 865               $   -
Deferred tax expense                     2,082                   -
                                         -----                -------

Provision for income taxes              $2,947               $   -
                                         =====                 =====

                        ACE LIMITED AND SUBSIDIARIES
       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                (Unaudited)
9. Taxable (cont'd.)

The components of the net deferred tax asset as of March 31, 1998 and September 30, 1997 is as follows:

                                          1998                 1997
                                      (in thousands of U.S. dollars)

 Deferred tax assets
  Loss  reserve discount               $ 59,116              $   -
  Unearned premium adjustment             3,046                  -
  Uncollectable reinsurance               2,786                  -
  Other                                  19,055                  -
                                          -----                ------
Total deferred tax assets              $ 84,003                  -
                                         ------               -------

Deferred tax liabilities
  Deferred policy acquisition costs    $  3,084                  -
  Other                                   6,379                  -
                                          -----               -------
Total deferred tax liabilities         $  9,463                  -
                                          -----               -------

Net deferred tax asset                 $ 74,540              $   -
                                         ======               =======

10.  Subsequent Event

On April 17, 1998, the Company sold 16.5 million new Ordinary Shares for total net proceeds of approximately $605.8 million after deducting expenses related to the offering. A portion of the proceeds was used to repay $385 million of indebtedness incurred by the Company in connection with the acquisition of CAT Limited and the remaining proceeds will be used for general corporate purposes. (For further discussions, see "Management's Discussion and Analysis - Liquidity and Capital Resources".)

11.  Reclassification

Certain items in the prior period financial statements have been reclassified to conform with the current period presentation.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

General

The following is a discussion of the Company's results of operations, financial condition, liquidity and capital resources as of and for the three and six months ended March 31, 1998. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. This discussion should be read in conjunction with the consolidated financial statements, related notes thereto and the Management's Discussion and Analysis of Results of Operations and Financial Condition included in the Company's 1997 Annual Report on Form 10-K.

ACE Limited ("ACE") is a holding company which, through its Bermuda-based operating subsidiaries, A.C.E. Insurance Company, Ltd. ("ACE Insurance"), Corporate Officers & Directors Assurance Ltd. ("CODA") and Tempest Reinsurance Company Limited ("Tempest"), provides insurance and reinsurance for a diverse group of international clients. Through its U.S. based subsidiary, ACE USA, Inc. (formerly Westchester Speciality Group, Inc.) ("ACE USA"), the Company provides commercial and umbrella coverages to a broad range of clients in the United States. In addition, the Company provides funds at Lloyd's to support underwriting by Lloyd's syndicates managed by Methuen Underwriting Limited, ("MUL") ACE London Aviation Limited ("ALA") and ACE London Underwriting Limited ("ALU"), each indirect wholly owned subsidiaries of ACE. The term "the Company" refers to ACE and its subsidiaries, excluding MUL, ALA and ALU.

The Lloyd's syndicates managed by these agencies in which the Company participates underwrite aviation, marine and non-marine risks. For the 1996, 1997 and 1998 years of account, the Company, through corporate subsidiaries, has or will participate in the underwriting of these syndicates by providing funds at Lloyd's, primarily in the form of a letter of credit, supporting approximately $37 million, $229 million and $485 million, respectively, of underwriting capacity. Underwriting capacity is the amount of gross premiums that a syndicate at Lloyd's can underwrite in a given year of account. However, a syndicate is not required to fully utilize all of the capacity and it is not unusual for capacity utilization to be significantly lower than 100 percent.

On January 2, 1998, the Company completed the acquisition of ACE USA, through its newly-created U.S. holding company, ACE US Holdings, Inc. ("ACE US"). ACE USA, through its insurance subsidiaries, provides specialty commercial property and umbrella liability coverages in the U.S. Under the terms of the acquisition agreement, the Company purchased all of the outstanding capital stock of ACE USA for aggregate cash consideration of $338 million. In connection with the acquisition, National Indemnity, a subsidiary of Berkshire Hathaway, has provided $750 million (75 percent quota share of $1 billion) of reinsurance protection to ACE USA with respect to their loss reserves for the 1996 and prior accident years (see "Liquidity and Capital Resources").

On March 11, 1998, the Company announced the formation of a joint venture, ACE Capital Re Limited, with Capital Re Corporation ("Capital Re"). ACE Capital Re Limited, a Bermuda-domiciled professional insurance company, will write both traditional and custom-designed programs covering financial guaranty, mortgage guaranty and a broad range of financial risks. Operations will be underwritten and managed in Bermuda by a joint venture managing agency, ACE Capital Re Managers Ltd. The Company and Capital Re each have a 50 percent economic interest in ACE Capital Re Limited and ACE Capital Re Managers Ltd.

On March 26, 1998 the Company announced that it had entered into an agreement with CAT Limited to acquire all of the outstanding capital stock of CAT Limited, a privately held, Bermuda-based property reinsurer. The Company completed the transaction on April 1, 1998 for an aggregate cash consideration of approximately $711 million. The acquisition was financed with $385 million of short-term bank debt and available cash. CAT Limited will be integrated with ACE's existing property catastrophe subsidiary, Tempest and the combined property catastrophe reinsurance operations will operate under the Tempest name.

The Company will continue to evaluate potential new product lines and other opportunities in the insurance and reinsurance markets.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Safe Harbor Disclosure

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This Form 10-Q or any other written or oral statements made by or on behalf of the Company may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors (which are described in more detail elsewhere in documents filed by the Company with the Securities and Exchange Commission) include, but are not limited to, (i) uncertainties relating to government and regulatory policies (such as subjecting the Company to insurance regulation or taxation in additional jurisdictions), (ii) the occurrence of catastrophic events with a frequency or severity exceeding the Company's estimates, (iii) the legal environment, (iv) the uncertainties of the reserving process, (v) loss of the services of any of the Company's executive officers, (vi) changing rates of inflation and other economic conditions, (vii) losses due to foreign currency exchange rate fluctuations, (viii) ability to collect reinsurance receivables and (ix) the competitive environment in which the Company operates. The words "believe", "anticipate", "project", "plan", "expect", "intend", "will likely result" or "will continue" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


Results of Operations - Three Months ended March 31, 1998

 Net Income
                                               Three Months ended    % Change
                                                    March 31           from
                                                1998        1997     Prior year
                                               ------      ------    ----------
                                                   (in millions)

 Income excluding net realized gains
  (losses) on investments                      $ 90.6      $ 80.3        12.8%
 Net realized gains (losses) on investment      145.6        (2.3)        N.M.
                                                -----      -------      -------

 Net income                                   $ 236.2      $ 78.0         N.M.
                                                =====        ====       =======
 (N.M. - Not meaningful)

Income excluding net realized gains (losses) on investments for the second quarter of fiscal 1998 increased by 12.8 percent, compared with the corresponding fiscal 1997 quarter. This increase is predominantly the result of the inclusion of the results of ACE USA following its acquisition on January 2, 1998, as well as increases in net investment income and income from insurance operations from the other operating companies in the ACE group.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations - Three Months ended March 31, 1998 (continued)

Net income for the current quarter benefited from positive movements in the investment markets which produced net realized gains on investments of $145.6 million in the quarter.


 Premiums
                                          Three Months ended          % Change
                                               March 31                  from
                                         1998            1997         Prior year
                                       ------           ------        ----------
                                            (in millions)
 Gross premiums written:
 ACE Insurance (including CODA)       $ 123.4          $ 126.5            (2.5)%
 Lloyd's syndicates                      29.0              4.3             N.M.
 Property catastrophe (Tempest)          51.8             72.5           (28.5)%
 ACE USA                                 38.7               -              N.M.
                                       ------          -------           -------
                                      $ 242.9          $ 203.3            19.4%
                                        =====            =====           =======

 Net premiums written:
 ACE Insurance (including CODA)       $ 108.8          $ 113.4            (4.0)%
 Lloyd's syndicates                      19.6              2.7             N.M.
 Property catastrophe (Tempest)          47.6             72.5           (34.5)%
 ACE USA                                 20.6               -              N.M.
                                       ------          -------            ------
                                      $ 196.6          $ 188.6              4.2%
                                        =====            =====             =====

 Net premiums earned:
 ACE Insurance (including CODA)       $ 112.1          $ 123.0            (8.9)%
 Lloyd's syndicates                      26.8              4.6             N.M.
 Property catastrophe (Tempest)          21.1             31.0            (31.9)
 ACE USA                                 24.8               -              N.M.
                                       ------          -------           -------
                                      $ 184.8          $ 158.6             16.5%
                                        =====            =====           =======

   (N.M. - Not meaningful)

Gross premiums written increased by 19.4 percent to $242.9 million in the quarter ended March 31, 1998 compared with $203.3 million in the quarter ended March 31, 1997. This increase is a result of contributions from ACE USA which was acquired by the Company on January 2, 1998 and contributed $38.7 million of gross written premiums in the quarter and an increase of $24.7 million in gross premiums written with respect to the Company's participation in the Lloyd's syndicates managed by ACE London at Lloyd's. This growth in ACE London premiums, which was achieved despite continuing price competition in the Lloyd's market, is a result of the Company's increased participation in the syndicates under management. Gross premiums written in ACE Insurance remained relatively flat in the quarter compared with the comparable quarter last year as most lines of business continued to experience competitive pressures. Gross premiums written in the financial lines division increased during the quarter compared to 1997. This increase was offset by a continuing decline in the excess liability line of business and a decrease in the satellite premiums written. The decline in excess liability is the result of non-renewed accounts, premium adjustments and pricing changes resulting primarily from increases in attachment points and decreases in limits provided. While this has resulted in decreasing premiums, it continues to reduce the Company's exposure and improve its risk profile. The majority of the decline in satellite premiums written was due to lower launch exposures. Tempest experienced continuing price pressures on its January 1998 renewals and due to inadequate pricing Tempest did not renew several of its accounts. This price pressure resulted in a decline in gross written premiums in the quarter of $20.7 million or
28.5 percent compared to the comparable quarter last year.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)

Results of Operations - Three Months ended March 31, 1998 (continued)

Net premiums written increased by $8.0 million to $196.6 million this quarter from $188.6 million in the quarter ended March 31, 1997, an increase of 4.2 percent. This increase was the result of increases in the Company's participation in the Lloyd's syndicates managed by ACE London at Lloyd's and the contribution of ACE USA in the quarter offset by a decline in net premiums written in A.C.E. Insurance of 4.0 percent in the quarter compared to the second quarter of fiscal 1997. The decline at A.C.E.
Insurance is primarily the result of the continuing decline in excess liability premiums and a drop in satellite premiums in the quarter, offset somewhat by growth in premiums from the financial lines division. The Company increased its purchase of reinsurance to protect the Company's individual business segments. Net premiums written in several divisions in ACE Insurance were affected by the purchase of reinsurance. In particular, during the quarter, the excess liability division purchased a 25 percent quota share reinsurance treaty and also put in place an excess of loss treaty that limits the retained risks on a single occurrence to $100 million. In addition, the satellite division purchased additional reinsurance this quarter to cover catastrophic events. ACE USA also increased its use of reinsurance during the quarter. Net premiums written in Tempest also declined due primarily to continuing price pressures.

Net premiums earned increased to $184.8 million compared with $158.6 million last year, an increase of 16.5 percent. This increase was a result of the contribution of ACE USA in the quarter as well as a $22.2 million increase in net premiums earned from our Lloyd's syndicate participation. This increase was offset somewhat by declines in earned premiums in ACE Insurance and in the property catastrophe business in Tempest.

Net Investment Income
                                 Three Months ended       % Change
                                       March 31              from
                                1998             1997     Prior year
                                ----             ----     ----------
                                     (in millions)


 Net investment income        $  73.1           $  58.1       25.9%
                                 ====              ====       =====

Net investment income increased to $73.1 million in the quarter compared to $58.1 million in the quarter ended March 31, 1997. This increase is mainly due to the inclusion of investment income from ACE USA, for the first time this quarter, which totalled $13.7 million. Excluding the effect of ACE USA, net investment income increased by 2.2 percent.

 Net Realized Gains (Losses) on Investment
                                                     Three Months ended
                                                          March 31
                                                   1998                  1997
                                                   ----                  ----
                                                         (in millions)


 Fixed maturities and short-term investments     $ 12.1                 $ 10.8
 Equity securities                                 87.5                    5.3
 Financial futures and option contracts            50.5                   (8.4)
 Currency                                          (4.5)                 (10.0)
                                                -------                 -------

                                                $ 145.6                 $ (2.3)
                                                 ======                 =======

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)


Results of Operations - Three Months ended March 31, 1998 (continued)

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

The sales proceeds for fixed maturity securities were generally higher than their amortized cost during most of the quarter which resulted in net realized gains of $12.1 million being recognized on fixed maturities and short-term investments.

Strong U.S. equity markets, and the liquidation of two domestic stock portfolios during the quarter, contributed significantly to net realized gains on sales of equity securities of $87.5 million in the second quarter of fiscal 1998, compared with gains of $5.3 million in the second quarter of fiscal 1997.

Proceeds from the liquidated stock portfolios were placed in synthetic equity funds, increasing the Company's use of equity index futures contracts during the quarter. In the second quarter of fiscal 1998, the equity stock indices rose approximately 13 percent and net realized gains on equity index futures contracts of $48.9 million were generated. The remainder of the net realized gains on financial futures and option contracts in the second quarter of fiscal 1998 arose from gains recognized on futures contracts used by certain of the Company's external managers of fixed income securities. Net realized losses on financial futures contracts of $8.4 million recorded in the second quarter of fiscal 1997 were primarily generated by the futures contracts used by the Company's external managers of fixed income securities to manage duration and yield curve exposures.

 Combined Ratio
                                                         Three Months ended
                                                              March 31
                                                       1998              1997
                                                       ----              ----
                                                            (in millions)

 Loss and loss expense ratio                           62.9%              66.4%
 Underwriting and administrative expense ratio         23.5               19.6
                                                       -----              -----

 Combined ratio                                        86.4%              86.0%
                                                       ====               ====

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)


Results of Operations - Three Months ended March 31, 1998 (continued)


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

Several aspects of the Company's operations, including the low frequency and high severity of losses in the high excess layers in certain lines of business in which the Company provides insurance and reinsurance, complicate the actuarial reserving techniques utilized by the Company. Management believes, however, that the Company's reserves for unpaid losses and loss expenses, including those arising from breast implant litigation, are adequate to cover the ultimate cost of losses and loss expenses incurred through March 31, 1998. Since such provisions are necessarily based on estimates, future developments may result in ultimate losses and loss expenses significantly greater or less than such amounts (see "Breast Implant Litigation").

For the quarter ended March 31, 1998, the loss and loss expense ratio decreased to 62.9 percent from 66.4 percent for the second quarter of fiscal 1997. This decline is partly due to the fact that Tempest had very little loss activity in the quarter, the inclusion of ACE USA whose business is predominantly property and the continuing change in the mix of insurance business in ACE Insurance.

Acquisition costs increased by $4.9 million mainly due to the inclusion of $2.4 million of acquisition costs from ACE USA as well as the increase in earned premiums and acquisition costs from the Lloyd's participation in the quarter. Administrative expenses increased by $7.3 million in the current quarter compared to the second quarter of fiscal 1997. This was due primarily to the costs associated with our increased participation in the Lloyd's market and the inclusion of administrative cost from ACE USA for the first time this quarter of $6.5 million. The underwriting and administrative expense ratio increased compared to the previous year primarily because the underwriting and administrative expense ratios generated by ACE USA and ACE UK are generally higher then the traditional book of business.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)


Results of operations - Six Months ended March 31, 1998

 Net Income

                                                Six Months ended       % Change
                                                    March 31             from

                                                1998         1997    Prior year
                                                ----         ----    ----------
                                                    (in millions)


Income excluding net realized gains
  (losses) in investments                    $ 175.9       $ 164.3         7.1%
Net realized gains (losses) on investments     173.1          39.4         N.M.
                                               -----         -----        -----
 Net income                                  $ 349.0       $ 203.7         N.M.
                                               =====         =====        =====

 (N.M. - not meaningful)


Income excluding net realized gains (losses) on investments for the six months ended March 31, 1998 increased by 7.1 percent compared with the corresponding period of fiscal 1997. The increase in investment income and income from insurance operations were primarily attributable to the inclusion of the results of ACE USA in the current period as well as increases in net investment income and income from insurance operations from the other operating companies in the ACE Group.



 Premiums

                                              Six Months ended        % Change
                                                  March 31              from

                                            1998             1997    Prior year
                                            ----             ----    ----------
                                                 (in millions)

 Gross premiums written:
 ACE Insurance (including CODA)          $ 250.9        $   251.1       (0.10)%
 Lloyd's syndicates                         71.6             10.5         N.M.
 Property catastrophe (Tempest)             51.9             74.2       (30.0)
 ACE USA                                    38.7              -           N.M.
                                           -----            -----        -----
                                         $ 413.1        $   335.8        23.0%
                                           =====            =====        ======


 Net premiums written:
 ACE Insurance (including CODA)          $ 203.6        $   218.5        (6.8)%
 Lloyd's syndicates                         51.8              6.5         N.M.
 Property catastrophe (Tempest)             47.6             74.2       (35.9)%
 ACE USA                                    20.6               -          N.M.
                                            ----            -----        -----
                                         $ 323.6        $   299.2          8.1%
                                           =====            =====         =====


 Net premiums earned:
 ACE Insurance (including CODA)          $ 231.7        $   249.0        (6.9)%
 Lloyd's syndicates                         46.6              6.9         N.M.
 Property catastrophe (Tempest)             49.5             67.1        (26.2)
 ACE USA                                    24.8              -           N.M.
                                           -----           -------      -------
                                         $ 352.6        $   323.0          9.1%
                                         =======        ==========      =======

 (N.M. - Not meaningful)

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)


Results of operations - Six Months ended March 31, 1998

Gross premiums written increased by 23.0 percent to $413.1 million in the six months ended March 31, 1998 compared with $335.8 million in the six month period ended March 31, 1997. This increase is mainly a result of the contribution from ACE USA of $38.7 million in the period and an increase of $61.1 million in gross premiums written with respect to the Company's participation in the Lloyd's syndicates managed by ACE London at Lloyd's. This growth, which was achieved despite continuing price competition in the Lloyd's market, is a result of the Company's increased participation in the syndicates under management. Gross premiums written in ACE Insurance were flat compared with the similar period last year as most lines of business continued to experience competitive pressures. However, the mix of premiums written in ACE Insurance continues to change. Gross premiums written from the financial lines division increased during the six month period. Premiums from the satellite division increased as launch activity was strong in the period. These increases were offset by continuing declines in the directors and officers liability and excess liability lines of business. The decline in excess liability is mainly the result of non-renewed accounts, premium adjustments and pricing changes resulting primarily from increases in attachment points and decreases in limits provided. While this has resulted in decreasing premiums, it has also led to a reduction in the Company's exposure and an improved risk profile. As Tempest renewals primarily occur in January and July of each year premium transactions were minimal during the first fiscal quarter. Tempest experienced continuing price pressures on its January 1998 renewals, their largest renewal period and due to inadequate pricing Tempest did not renew several of its accounts. This price pressure resulted in a decline in gross written premiums in the period of $22.3 million or 30.0 percent compared to the comparable period last year.

Net premiums written increased by $24.4 million, or 8.1 percent, to $323.6 million from $299.2 million in the six month period ended March 31, 1998 compared to the first six months of fiscal 1997. This increase was the result of increases in the Company's participation in the Lloyd's syndicates managed by ACE London at Lloyd's and the contribution of ACE USA in the period. Net premiums written in ACE Insurance declined by $14.9 million or 6.8 percent in the period compared to the same period last year. This decline is primarily the result of continuing declines in directors and officers liability and excess liability premiums, as described above in the discussion of gross written premiums, offset somewhat by growth in net premiums written from the satellite and financial lines divisions. Net premiums written were affected by a significant increase in the use of reinsurance during the period. The increased use of reinsurance was seen at ACE USA and in several divisions of ACE Insurance. In particular, the excess liability division of ACE Insurance has purchased a 25 percent quota share reinsurance treaty and also put in place an excess of loss treaty that limits the retained risks on a single occurrence to $100 million. In addition, the satellite division of ACE Insurance purchased additional reinsurance in the second quarter to cover catastrophic events.

Net premiums earned increased to $352.6 million compared to $323.0 million last year, an increase of 9.1 percent. This increase was a result of the contribution of ACE USA in the second quarter as well as a $39.7 million increase in net premiums earned from our Lloyd's syndicate participation. This increase was partially offset by declines in earned premiums in ACE Insurance and in the property catastrophe business in Tempest.


 Net Investment Income

                                   Six Months ended            % Change
                                        March 31                  from
                                 1998             1997        Prior year
                                 ----             ----        ----------
                                     (in millions)


 Net investment income         $ 131.5            $ 117.8         11.6%
                                 =====              =====         =====

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)


Results of operations - Six Months ended March 31, 1998

Net investment income increased by $13.7 million or 11.6 percent in the current period, as compared with the similar period of fiscal 1997, as a result of a larger investable asset base due to the inclusion of the ACE USA portfolio in the current period as well as positive cash flows from operations.




 Net Realized Gains(Losses) on Investment

                                                           Six Months ended
                                                               March 31
                                                    1998              1997
                                                    ----              ----
                                                         (in millions)


 Fixed maturities and short-term investments      $  33.5           $   32.3
 Equity securities                                   94.8                9.5
 Financial futures and option contracts              59.2                9.2
 Currency                                           (14.4)             (11.6)
                                                    ------             ------
                                                  $ 173.1           $   39.4
                                                    =====              ======


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

Sales proceeds for fixed maturity securities were generally higher than their amortized cost during most of the period which resulted in net realized gains of $33.5 million being recognized on fixed maturities and short-term investments compared to net realized gains of $32.3 million for the same period last year.

Strong U.S. equity markets, and the liquidation of two domestic stock portfolios during the period, contributed significantly to net realized gains on sales of equity securities of $94.8 million in the first six months of fiscal 1998, compared with gains of $9.5 million in the first six months of 1997.

Proceeds from the liquidated stock portfolios were placed in synthetic equity funds, increasing the Company's use of equity index futures contracts during the period. Increases in the equity stock indices and the use of equity index futures contracts during the period, generated net realized gains of $52.9 million. The remainder of the net realized gains on financial futures and option contracts during the period, arose from gains recognized on futures contracts used by certain of the Company's external managers of fixed income securities.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)


Results of operations - Six Months ended March 31, 1998


 Combined Ratio

                                                        Six Months ended
                                                            March 31
                                                     1998                 1997
                                                     ----                 ----
                                                            (in millions)


 Loss and loss expense ratio                         63.9%                66.7%
 Underwriting and administrative expense ratio       21.6                 18.9
                                                     -----                -----

 Combined Ratio                                      85.5%                85.6%
                                                     =====                =====


For the six months ended March 31, 1998, the loss and loss expense ratio was 63.9 percent compared to 66.7 percent for the six months ended March 31, 1997. The ratio for the current period is impacted by the inclusion of the results of ACE USA, whose business is predominantly property, and by the results of Tempest which saw little loss activity. Property catastrophe loss experience is generally characterized by low frequency but high severity short-tail claims which may result in significant volatility in results. Several aspects of the Company's operations, including the low frequency and high severity of losses in the high excess layers in certain lines of business in which the Company provides insurance and reinsurance, complicate the actuarial reserving techniques utilized by the Company. Management believes, however, that the Company's reserves for unpaid losses and loss expenses, including those arising from breast implant litigation, are adequate to cover the ultimate cost of losses and loss expenses incurred through March 31, 1998. Since such provisions are necessarily based on estimates, future developments may result in ultimate losses and loss expenses significantly greater or less than such amounts (see "Breast Implant Litigation").

Acquisition costs increased by $5.0 million during the period, due primarily to the continuing change in the mix of business written by the Company and the inclusion of $2.5 million in acquisition costs from ACE
USA. Administrative expenses increased by $9.8 million in the current period, compared to the six month period ended March 31, 1997. These additional expenses are primarily due to the increased cost base resulting from the strategic diversification by the Company over the past two years, including the recent acquisition of ACE USA, which accounted for $6.5 million of the increase. The underwriting and administrative expense in ACE USA and ACE UK is generally higher then the Company's traditional book of business and thus contributed to the increase in the underwriting and administrative expense ratio.

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

For the six months ended March 31, 1998, the Company's consolidated net cash flow from operating activities was $114.8 million, compared with $216.7 million for the six months ended March 31, 1997. Cash flows are affected by claims payments, which due to the nature of the insurance and reinsurance coverage provided by the Company, may comprise large loss payments on a limited number of claims and can therefore fluctuate significantly. The irregular timing of these large loss payments, for which the source of cash can be from operations, available credit facilities or routine sales of investments, can create significant variations in cash flow from operations between periods. For the six month periods ended March 31, 1998 and 1997, loss and loss expense payments amounted to $213.2 million and $125.6 million respectively. Total loss and loss expense payments amounted to $402.1 million, $101.4 million and $73.1 million in fiscal years 1997, 1996 and 1995, respectively.

At March 31, 1998, total investments and cash amounted to approximately $5.4 billion, compared to $4.5 billion at September 30, 1997.

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

During December 1997, the Company put in place syndicated credit facilities which replaced the existing facilities. J.P. Morgan Securities, Inc. and Mellon Bank N.A. acted as co-arrangers of these credit facilities. The new facilities provide:

* $200 million 364 day revolving credit facility and a $200 million five year revolving credit facility which together make up a combined $400 million committed, unsecured revolving credit facility. This new five year revolving credit facility has a $50 million LOC sublimit. As discussed in note 1 to the Interim Consolidated Financial Statements, the Company drew down on this facility to finance the acquisition of CAT Limited on April 1, 1998. The debt was subsequently repaid from a portion of the proceeds from the sale of 16.5 million new Ordinary Shares of the Company. (See Note 10 to the Interim Consolidated Financial Statements - Subsequent Events.)

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

* A five year LOC of approximately (pound)154 million ($260 million) which is being used to fulfill the requirements of Lloyd's to provide funds to support underwriting capacity on Lloyd's syndicates in which the Company participates. The minimum consolidated tangible net worth covenant for ACE Insurance under this LOC is $1.0 billion.

* $250 million seven year Amortizing Term Loan Facility which was used on January 2, 1998 to partially finance the acquisition of ACE USA. The interest rate on the term loan is LIBOR plus an applicable spread. At March 31, 1998, $250 million remains outstanding under this facility. The interest rate for the period January 2, 1998 through April 2, 1998 was 6.3125%.

The revolving credit and term loan facilities require that the Company maintain a minimum consolidated tangible net worth of $1.4 billion.

On November 13, 1997, the Board of Directors approved a special resolution to split each outstanding Ordinary Share of the Company into three Ordinary Shares. The stock split was voted on and approved by the shareholders of the Company on February 6, 1998. The record date for determining those shareholders entitled to receive certificates representing additional shares pursuant to the Stock Split was as of close of business on February 17, 1998. Certificates representing the additional shares of stock were mailed on March 2, 1998.

The Board of Directors has authorized the repurchase from time to time of the Company's Ordinary Shares in open market and private purchase transactions. On May 9, 1997, the Board of Directors terminated the then existing share repurchase program and authorized a new program for up to $300.0 million of the Company's Ordinary Shares. During the six months ended March 31, 1998, the Company repurchased 3,521,100 Ordinary Shares under the share repurchase program for an aggregate cost of $107.6 million, leaving approximately $160.1 million of the Board authorization not utilized.

On October 18, 1997 and January 16, 1998, the Company paid quarterly dividends of 22 cents and 24 cents per share, respectively to shareholders of record on September 30, 1997 and December 13, 1997. On February 6, 1998, following approval by the shareholders of the three-for-one stock split, the Board of Directors declared a quarterly dividend of 8 cents per share payable on April 18, 1998 to shareholders of record on March 31, 1998. On May 8, 1998 the Board of Directors declared a quarterly dividend of 9 cents per share payable on July 17, 1998 to shareholders of record on June 30, 1998. The declaration and payment of future dividends is at the discretion of the Board of Directors and will be dependent upon the profits and financial requirements of the Company and other factors, including legal restrictions on the payment of dividends and such other factors as the Board of Directors deems relevant.

As previously discussed, on January 2, 1998, the Company completed the acquisition of ACE USA, through its newly-created U.S. holding company, ACE US, for an aggregate cash consideration of $338 million. ACE US was capitalized by ACE Limited with $75 million and received $35 million from an inter-company loan. ACE US financed the acquisition of ACE USA with $250 million of bank debt (see discussion of syndicated credit facilities above) and the remaining $88 million came from available funds.

Fully diluted net asset value per share was $17.15 at March 31, 1998, compared with $15.71 at September 30, 1997.

The Company maintains loss reserves for the estimated unpaid ultimate liability for losses and loss expenses under the terms of its policies and agreements. With the inclusions of the reserve for unpaid losses and loss expense of $1.4 million from ACE USA, the reserve for unpaid losses and loss expenses is $3.3 billion at March 31, 1998. Included in the reserve for unpaid losses and loss expenses is $1.4 billion of case and loss expense reserves. While the Company believes that its reserve for unpaid losses and loss expenses at March 31, 1998 is adequate, future developments may result in ultimate losses and loss expenses significantly greater or less than the reserve provided. A number of the Company's insureds have given notice of claims relating to breast implants or components or raw material thereof that had been produced and/or sold by such insureds.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

During fiscal 1997 and 1998, the Company has made certain payments to policyholders with respect to these claims. However, the Company does not have adequate data upon which to anticipate the timing of future payments relating to these liabilities, and it expects that the amount of time required to determine the ultimate financial impact of the options selected by claimants may extend well into 1998 and beyond (see "Breast Implant Litigation").

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

On October 1, 1995, negotiators for three of the major defendants agreed on the essential elements of an individual settlement plan for U.S. claimants with at least one implant from any of those manufacturers (" the Settlement"). In general, under the Settlement, the amounts payable to individual participants, and the manufacturers' obligations to make those payments, would not be affected by the number of participants electing to opt out from the new plan. Also, in general, the compensation would be fixed and not affected by the number of participants, and the manufacturers would not have a right to walk away because of the amount of claims payable. Finally, each settling defendant agreed to be responsible only for cases in which its implant was identified, and not for a percentage of all cases. By November 13, 1995, the Settlement was approved by the three major defendants. In addition, two other defendants became part of the Settlement, although certain of their settlement terms are different and more restricted than the plan offered by the original three defendants. On December 22, 1995, the multidistrict litigation judge approved the Settlement and the materials for giving notice to claimants.

Beginning in mid-January, 1996, the three major defendants have each made payments to a court-established fund for use in making payments under the Settlement. The Settlement Claims Office had reported that as of October 31, 1997, it has sent out Notification of Status Letters to more than 360,000 non-opt-out domestic implant recipients who had registered with the Settlement Claims Office. As of October 31, 1997, approximately $565 million had been distributed under the Settlement to implant recipients of the three major defendants; in addition, in January 1998 the Settlement Claims Office made a payment of approximately $110 million as a second annual installment of approved benefits under the Settlement. The multidistrict litigation judge has also directed that distribution begin on certain additional payments to claimants relating to other implants since all appeals on the Settlement have now been dismissed. The Settlement Claims Office has also reported that approximately 32,500 domestic registrants exercised opt-out rights after receiving their status letters. Previously, approximately 19,000 other domestic implant recipients had exercised opt-out rights in 1994 and/or before receiving status letters.

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

The Company continually evaluates its reserves in light of developing information and in light of discussions and negotiations with its insureds. During fiscal 1997 and the first six months of fiscal 1998, the Company made payments of approximately $260 million with respect to breast implant claims. These payments were included in previous reserves and are consistent with the Company's belief that its reserves are adequate. Significant uncertainties continue to exist with regard to the ultimate outcome and cost of the Settlement and value of the opt-out claims. While the Company is unable, at this time, to determine whether additional reserves, which could have a material adverse effect upon the financial condition, results of operations and cash flows of the Company, may be necessary in the future, the Company believes that its reserves for unpaid losses and loss expenses, including those arising from breast implant claims, are adequate as at March 31, 1998.

IMPACT OF THE YEAR 2000 ISSUE

Management has initiated a Company wide program to prepare the Company's various computer systems and selected applications for the Year 2000. The Company has established an oversight committee that meets regularly to review progress towards Year 2000 compliance. The Company has appointed individuals in each business segment to review all systems to assess their ability to process transactions in the Year 2000. Based on these assessments, the Company has determined that certain business segments, particularly ACE USA and ACE London, need to modify or replace significant portions of their computer systems so these systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with these modifications and replacements the Year 2000 Issue can be adequately addressed. The Company will utilize both internal and external resources to reprogram or replace, and test these systems for Year 2000 modifications. The Company has initiated communications with its significant business partners to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. The Company may also have exposure to claims that may be asserted in the future under certain insurance policies for damages caused by the failure of insured companies to effectively address their Year 2000 computer problem. The total cost of this effort is still being evaluated and the Company has not yet determined if the total cost will be material.

ACE LIMITED

                        PART II - OTHER INFORMATION
                        ---------------------------


ITEM 5.  OTHER INFORMATION
--------------------------

1) On May 8, 1998, the Company declared a dividend of $0.09 per Ordinary Share payable on July 17, 1998 to shareholders of record on June 30, 1998.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

1)   Exhibits


     2.1 Stock Purchase Agreement, dated as of March 25, 1998, by and among ACE Limited, CAT Limited and the Selling stockholders named therein (Incorporated by reference to Exhibit 2.1 to ACE Limited's Registration
            Statement on Form S-3 (No. 333-49257)).

     27.1   Financial Data Schedule

2)   Reports on Form 8-K

     The Company filed a Form 8-K-A current report (date of earliest event reported: January 2, 1998) pertaining to the completion of the acquisition of Westchester Specialty Group, Inc.

     The Company filed a Form 8-K current report (date of earliest event reported: March 25, 1998) pertaining to its agreement to acquire CAT Limited.

     The Company filed a Form 8-K current report (date of earliest event reported: April 1, 1998) pertaining to the completion of the acquisition of CAT Limited.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                      ACE LIMITED
                                        ______________________________________



                                             /s/ Brian Duperreault
May 13, 1998                          _____________________________________
                                                   Brian Duperreault
                                              Chairman, President and Chief
                                                   Executive Officer




                                           /s/ Christopher Z. Marshall
May 13, 1998                          _____________________________________
                                                Christopher Z. Marshall
                                               Chief Financial Officer

                               EXHIBIT INDEX



Exhibit
Number      Description                                     Numbered Page
-------     -----------                                     -------------


27          Financial Data Schedule