Form 10-Q
period 1998-06-30
ACE LTD
filed 1998-08-12
CIK 896159

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549


                                 FORM 10-Q





(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly Period Ended June 30, 1998

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


                    YES___X_____              NO  ________


The number of registrant's Ordinary Shares ($0.041666667 par value) outstanding as of August 10, 1998 was 193,557,819.

                                ACE LIMITED


                             INDEX TO FORM 10-Q


Part I.  FINANCIAL INFORMATION
------------------------------

                                                                      Page No.
                                                                      --------
Item 1.  Financial Statements:

         Consolidated Balance Sheets
             June 30, 1998 (Unaudited) and September 30, 1997             1

         Consolidated Statements of Operations (Unaudited)
             Three Months Ended June 30, 1998 and 1997
             Nine Months Ended June 30, 1998 and 1997                     2

         Consolidated Statements of Shareholders' Equity (Unaudited)
             Nine Months Ended June 30, 1998 and 1997                     3

         Consolidated Statements of Cash Flows (Unaudited)
             Nine Months Ended June 30, 1998 and 1997                     4

         Notes to Interim Consolidated Financial Statements
             (Unaudited)                                                  5


Item 2.  Management's Discussion and Analysis of Results of
              Operations and Financial Condition                          11


Part II.  OTHER INFORMATION
---------------------------
Item 2.  Change in Securities and Use of Proceeds                        26

Item 5.  Other Information                                               26

Item 6.  Exhibits and Reports on Form 8-K                                27

                        ACE LIMITED AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                                                June 30            September 30
                                                 1998                  1997
                                               (unaudited)

                                                (in thousands of U.S. dollars
                                               except share and per share data)

Assets
Investments and cash
  Fixed maturities available for sale,
    at fair value (amortized cost -
    $4,727,538 and $3,226,511)                     $ 4,811,763      $ 3,290,336
  Equity securities, at fair value
   (cost - $242,471 and $502,481)                      268,509          634,970
  Short-term investments, at fair value
   (amortized cost - $626,597 and $ 364,552)           626,820          364,432
  Other investments, at fair value
    (cost - $88,018 and $78,691)                        88,181           78,691
  Cash                                                 245,139          106,336
                                                   -----------       ----------

    Total investments and cash                       6,040,412        4,474,765

Goodwill                                               497,548          263,606
Premiums and insurance balances receivable             256,564          135,815
Accrued investment income                               50,694           40,581
Deferred acquisition costs                              37,495           27,018
Reinsurance recoverables                               775,290              -
Prepaid reinsurance premiums                            91,913           22,196
Deferred  income taxes                                  69,609              -
Other assets                                           151,929           37,565
                                                   -----------       ----------

  Total assets                                     $ 7,971,454      $ 5,001,546
                                                     =========        =========
Liabilities
Unpaid losses and loss expenses                    $ 3,404,165      $ 1,869,995
Unearned premiums                                      616,157          400,689
Premiums received in advance                            42,285           24,973
Reinsurance balances payable                            41,696           11,245
Accounts payable and accrued liabilities                93,179           63,014
Dividend payable                                        16,399           12,436
Bank debt                                              250,000             -
                                                    ----------      -----------

 Total liabilities                                   4,463,881        2,382,352
                                                     ---------        ---------
Commitments and Contingencies

Shareholders' equity
Ordinary Shares ($0.041666667 par value,
300,000,000 shares authorized;
  179,199,809 and 165,879,654 shares issued
  and outstanding)                                      7,467             6,911
Additional paid-in capital                          1,688,938         1,102,824
Unearned stock grant compensation                      (7,161)           (1,993)
Net unrealized appreciation on investments            109,243           196,194
Cumulative translation adjustments                        836               855
Retained earnings                                   1,708,250         1,314,403
                                                    ---------         ---------

   Total shareholders' equity                       3,507,573         2,619,194
                                                    ---------         ---------

   Total liabilities and shareholders' equity     $ 7,971,454        $5,001,546
                                                    =========         =========

        See accompanying notes to interim consolidated financial statements

                        ACE LIMITED AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS
     For the Three Months and Nine Months Ended June 30, 1998 and 1997

                                (Unaudited)




                                   Three Months Ended        Nine Months Ended
                                       June 30                     June 30

                                   1998        1997        1998            1997
                                   ----        ----        ----            ----
                           (in thousands of U.S. dollars, except per share data)

Revenues
  Gross premiums written          $ 372,465   $ 223,390    $ 785,567  $ 559,235
  Reinsurance premiums ceded        (91,299)    (27,937)    (180,775)   (64,580)
                                   --------    --------    ----------  ---------

  Net premiums written              281,166     195,453      604,792    494,655
  Change in unearned premiums       (68,040)    (31,848)     (39,099)    (8,009)
                                    --------    --------   ----------  ---------

  Net premiums earned                213,126    163,605     565,693     486,646
  Net investment income               88,151     59,545     219,693     177,377
  Net realized gains on investments   68,791     45,786     241,899      85,170
                                    --------  ---------   ----------   ---------

    Total revenues                   370,068    268,936   1,027,285     749,193
                                     -------   --------   ---------     -------

Expenses
  Losses and loss expenses           134,305    111,380     359,731     326,820
  Acquisition costs                   19,871     10,748      50,883      36,764
  Administrative expenses             30,620     15,211      72,398      47,469
  Amortization of goodwill             3,823      1,559       6,998       4,412
  Loan interest expense                4,971        -         8,829         -
                                    --------  ----------  ----------    -------

   Total expenses                    193,590    138,898     498,839     415,465
                                     -------    --------  ----------   ---------

Income before income taxes           176,478    130,038     528,446     333,728


Income taxes                           5,015        -         7,962        -
                                     --------  ---------   ---------    -------


Net income                         $ 171,463  $ 130,038   $ 520,484   $ 333,728
                                     =======   =========  =========     =======

Basic earnings per share              $ 0.97     $ 0.78      $ 3.10      $ 1.95
                                        ====       ====        ====        ====

Diluted earnings per share            $ 0.95     $ 0.77      $ 3.02      $ 1.92
                                        ====       ====        ====        ====


 See accompanying notes to interim consolidated financial statements

                        ACE LIMITED AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              For the Nine Months Ended June 30, 1998 and 1997

                                (Unaudited)
                                                    June 30             June 30
                                                      1998               1997
                                                    -------             -------
                                                  (in thousands of U.S. dollars)
Ordinary Shares
  Balance - beginning of period                   $  6,911            $  7,271
  Ordinary Shares issued                               688                 -
  Exercise of stock options                             14                   8
  Issued under Employee Stock Purchase Plan              1                   1
  Issued under Stock Appreciation Right
    Replacement Plan                                    -                    8
  Repurchase of shares                                (147)                (378)
                                                  ---------             --------
     Balance - end of period                         7,467                6,910
                                                  ---------             --------
Additional paid-in capital
  Balance - beginning of period                  1,102,824            1,156,194
  Ordinary Shares issued                           605,211                -
  Exercise of options for Ordinary Shares            3,032                1,984
  Issued under Employee Stock Purchase Plan            954                  228
  Issued under Stock Appreciation Right
    Replacement Plan                                   -                  3,919
  Cancellation of awards                               -                    (87)
  Repurchase of Ordinary Shares                    (23,083)             (59,612)
                                                 ----------          -----------
      Balance - end of period                    1,688,938            1,102,626
                                                 ---------            ---------
Unearned stock grant compensation
  Balance - beginning of period                     (1,993)              (1,299)
  Stock grants awarded                              (8,113)              (3,225)
  Stock grants forfeited                               -                     79
  Amortization                                       2,945                1,789
                                                -------------         ----------
    Balance - end of period                         (7,161)              (2,656)
                                                ------------        ------------

Net unrealized appreciation on investments
  Balance - beginning of period                    196,194               61,281
  Net appreciation (depreciation) during period    (85,545)              73,459
  Change in deferred income taxes                   (1,406)                 -
                                                  ---------             --------
    Balance - end of period                        109,243              134,740
                                                  ----------          ----------
Cumulative translation adjustments
  Balance - beginning of period                        855                  131
  Net adjustment for period                            (19)                 538
                                                   ---------          ----------
    Balance - end of period                            836                  669
                                                   ---------          ----------
Retained earnings
  Balance - beginning of period                  1,314,403            1,020,700
  Net income                                       520,484              333,728
  Dividends declared                               (42,223)             (32,828)
  Repurchase of Ordinary Shares                    (84,414)            (122,659)
                                                -----------           ----------
     Balance - end of period                     1,708,250            1,198,941
                                                 ---------            ---------

Total shareholders' equity                     $ 3,507,573          $ 2,441,230
                                                 =========            =========

         See accompanying notes to interim consolidated financial statements

                        ACE LIMITED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

             For the Nine Months Ended June 30, 1998 and 1997
                                (Unaudited)

                                                    June 30             June 30
                                                     1998                 1997
                                                    --------            --------
                                                  (in thousands of U.S. dollars)

Cash flows from operating activities
Net income                                         $ 520,484          $ 333,728
Adjustments to reconcile net income to net
 cash provided by Operating activities
   Unearned premiums                                  47,945             10,181
   Unpaid losses and loss expenses, net
     of reinsurance recoverables                      48,276             85,124
   Prepaid reinsurance premiums                      (25,182)            (1,106)
   Net realized gains on investments                (241,899)           (85,170)
   Amortization of premium/discounts                 (10,316)            (4,333)
   Amortization of goodwill                            6,998              4,412
   Deferred acquisition costs                          6,752              5,430
   Premiums and insurance balances receivable        (35,597)           (79,304)
   Premiums received in advance                       17,312              8,381
   Reinsurance balances payable                       27,951              3,739
   Accounts payable and accrued liabilities         (126,749)           (25,381)
   Other                                             (48,050)             1,690
                                                    ----------        ----------

   Net cash flows from operating activities          187,925            257,391
                                                   -----------         --------
Cash flows from investing activities
   Purchases of fixed maturities                  (5,480,464)        (4,763,015)
   Purchases of equity securities                   (214,624)          (494,782)
   Sales of fixed maturities                       5,122,934          4,955,457
   Sales of equity securities                        621,396            295,199
   Maturities of fixed maturities                     81,811              5,000
   Net realized gains on financial futures
     contracts                                        63,595             46,204
   Other investments                                   9,992            (20,091)
   Acquisition of subsidiaries, net of cash
     acquired                                       (967,758)           (30,416)
                                                   ----------         ----------

   Net cash used for investing activities           (763,118)            (6,444)
                                                  -----------           --------
Cash flows from financing activities
   Repurchase of Ordinary Shares                    (107,644)          (182,649)
   Dividends paid                                    (38,260)           (30,864)
   Repayment of bank debt                           (385,000)               -
   Net proceeds from issuance of Ordinary Shares     605,899                -
   Proceeds from bank debt                           635,000                -
   Proceeds from exercise of options
     for Ordinary Shares                               3,046              1,992
   Proceeds from shares issued under Employee
     Stock Purchase Plan                                 955                229
   Proceeds from shares issued under Stock
     Appreciation Right Replacement Plan                -                 3,927
                                                   ---------          ----------

   Net cash from (used for) financing activities     713,996           (207,365)
                                                 ------------         ----------

Net increase in cash                                 138,803             43,582
Cash - beginning of period                           106,336             53,374
                                                   ----------        -----------

Cash - end of period                             $   245,139           $ 96,956
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


On April 1, 1998, the Company completed the acquistion of CAT Limited, a privately held, Bermuda-based property catastrophe reinsurer, for an aggregate cash consideration of approximately $641 million. The acquisition was financed with $385 million of short-term bank debt (see note 7 - Credit Facilities) and the remainder from available cash. The acquisition was recorded using the purchase method of accounting. The total purchase price is allocated to the acquired assets and liabilities based on their fair values and accordingly, the consolidated financial statements of the company include the results of CAT Limited from April 1, 1998, the date of acquisition. Approximately $223 million of goodwill was generated as a result of the acquisition.

On June 16, 1998, the Company announced that it had signed a definitive agreement for the acquisition of Tarquin Limited ("Tarquin") by the Company. Tarquin is a UK-based holding company which owns Lloyd's managing agency Charman Underwriting Agencies Ltd. ("Charman") and Tarquin Underwriting Limited, its corporate capital provider. The Charman managed syndicates, 488 and 2488, are leading international underwriters of short-tail marine, aviation, political risk and specialty property-casualty insurance and reinsurance. On July 9, 1998, the Company announced that it had completed the acquisition and had issued approximately 14.3 million Ordinary Shares to the shareholders of Tarquin. The acquisition will be accounted for on a pooling-of-interest basis.


At June 30, 1998 approximately 64 percent of the Company's written premiums came from North America with approximately 12 percent coming from the United Kingdom and continental Europe and approximately 24 percent from other countries.

                        ACE LIMITED AND SUBSIDIARIES

                                (Unaudited)

2.  Significant Accounting Policies

a) Earnings per share

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". SFAS 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share are calculated utilising weighted average shares outstanding and exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share include the effect of dilutive securities outstanding. All earnings per share amounts for all periods presented, where necessary, have been restated to conform to the SFAS 128 requirements.

b) Reinsurance

Reinsurance recoverables include the balances due from reinsurance companies for paid and unpaid losses and loss expenses that will be recovered from reinsurers, based on reinsurance policies in force. A reserve for uncollectible reinsurance has been determined based upon a review of the financial condition of the reinsurers and an assessment of other available information.

c) Income Taxes

Income taxes have been provided in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes" on those operations which are subject to income taxes (see - Note 9). Deferred tax assets and liabilities result from temporary differences between the amounts recorded in the consolidated financial statements and the tax bases of the Company's assets and liabilities. Such temporary differences are primarily due to the tax basis discount on unpaid losses, adjustment for unearned premiums, uncollectible reinsurance, and tax benefits of net operating loss carryforwards. Additionally, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in the income in the period that includes the enactment date. A valuation allowance against deferred tax assets is recorded if it is more likely than not, that all or some portion of the benefits related to deferred tax assets will not be realized.

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

                        ACE LIMITED AND SUBSIDIARIES

                                (Unaudited)

3.  Commitments and Contingencies (cont'd.)

On December 22, 1995, the multidistrict litigation judge approved the Settlement and the materials for giving notice to claimants. Beginning in mid-January, 1996, the three major defendants have each made payments to a court-established fund for use in making payments under the Settlement. The Settlement Claims Office had reported that as of October 31, 1997, it has sent out Notification of Status Letters to more than 360,000 non-opt-out domestic implant recipients who had registered with the Settlement Claims Office. As of April 29, 1998 approximately $757 million had been distributed under the Settlement to implant recipients of the three major defendants. Distribution has begun on certain additional payments to claimants relating to other implants since all appeals on the Settlement have been dismissed. In addition, the multidistrict litigation judge has approved the detailed terms of a settlement program being offered by the three major defendants to eligible foreign claimants. The Settlement Claims Office has also reported that approximately 32,500 domestic registrants exercised opt-out rights after receiving their status letters. Previously, approximately 19,000 other domestic implant recipients had exercised opt-out rights in 1994 and/or before receiving status letters.

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

The Company continually evaluates its reserves in light of developing information and in light of discussions and negotiations with its insureds. The Company has made payments to date of approximately $370 million with respect to breast implant claims, which include a payment of approximately $100 million made in July 1998. These payments were included in previous reserves and are consistent with the Company's belief that its reserves are adequate. While the Company is unable at this time to determine whether additional reserves, which could have a material adverse effect upon the financial condition, results of operations and cash flows of the Company, may be necessary in the future, the Company believes that its reserves for unpaid losses and loss expenses including those arising from breast implant claims are adequate as at June 30, 1998.

4.   Shares Issued and Outstanding

The Board of Directors had authorized the repurchase from time to time of the Company's Ordinary Shares in open market and private purchase transactions. On May 9, 1997 the Board of Directors terminated the then existing share repurchase program and authorized a new share program for up to $300 million of the Company's Ordinary Shares. During the three months ended June 30, 1998, the Company did not repurchase any shares under the share repurchase program. During the nine month period ended June 30, 1998, the Company repurchased 3,521,100 Ordinary Shares under the share repurchase program for an aggregate cost of $107.6 million. On July 6, 1998 the Executive Committee of the Board of Directors rescinded all existing authorizations for the repurchase of the Company's Ordinary Shares.

On March 2, 1998 the Company effected a three for one split of the Company's Ordinary Shares.

On April 14, 1998, the Company sold 16.5 million Ordinary Shares for net proceeds of approximately $606 million (For further discussions, see "Management's Discussion and Analysis - Liquidity and Capital Resources").

5.   Restricted Stock Awards

Under the terms of the 1995 Long-Term Incentive Plan 264,000 restricted Ordinary Shares were awarded during the nine months ended June 30, 1998, to officers of the Company and its subsidiaries. These shares vest at various dates through November 2002. In addition, during the period, 14,952 restricted Ordinary Shares were awarded to outside directors under the terms of the 1995 Outside Directors Plan. These shares vest in February 1999.

                        ACE LIMITED AND SUBSIDIARIES

                                (Unaudited)

6.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share. All share and per share amounts have been restated to reflect the three for one split of the Company's Ordinary Shares effected on March 2, 1998.

-------------------------------------------------------------------------------
                                       Three Months Ended     Nine Months Ended
                                             June 30               June 30
                                      1998        1997      1998          1997
                                      ----        ----      ----          ----
                                   (In thousands of U.S. dollars,  except share
                                                and per share data)

Numerator:
  Net Income                      $ 171,463   $ 130,038   $ 520,484   $ 333,728
                                  =========   =========   =========   ==========
 Denominator:
  Denominator for basic
    earnings per share -
  Weighted average shares
    outstanding                 176,425,058  167,084,544 167,985,491 171,125,475

  Effect of dilutive securities   4,580,092    2,474,979   4,181,646   2,308,623
                                -----------  ----------- ----------- -----------
  Denominator for diluted
    earnings per share
  Adjusted weighted average
    shares outstanding and
    assumed conversions         181,005,150  169,559,523 172,167,137 173,434,098
                                ===========  =========== =========== ===========

    Basic earnings per share         $ 0.97       $ 0.78      $ 3.10      $ 1.95
                                     ======       ======      ======      ======
    Diluted earnings per share       $ 0.95       $ 0.77      $ 3.02      $ 1.92
                                     ======       ======      ======      ======
--------------------------------------------------------------------------------

7.   Credit Facilities

In December 1997 the Company put in place syndicated credit facilities which replaced the existing facilities. J.P. Morgan Securities, Inc. and Mellon Bank N.A. acted as co-arrangers of these credit facilities. The new facilities provide:

o A $200 million 364 day revolving credit facility and a $200 million five year revolving credit facility which together make up a combined $400 million committed, unsecured revolving credit facility. This five year revolving credit facility has a $50 million LOC sublimit. As discussed in note 1, the Company drew down on this facility to finance the acquisition of CAT Limited on April 1, 1998. The debt was subsequently repaid on April 17, 1998 from a portion of the proceeds from the sale of 16.5 million new Ordinary Shares of the Company. The revolving credit facilities require that the Company maintain certain covenants which include a minimum consolidated tangible net worth covenant.

o Five year LOC's totalling approximately (pound)154 million ($257 million) which are being used to fulfill the requirements of Lloyd's to support underwriting capacity on Lloyd's syndicates in which the Company participates. The LOC facility requires that A.C.E.
     Insurance Company, Ltd. maintain certain covenants which include a minimum consolidated tangible net worth covenant.

o A $250 million seven year Amortizing Term Loan Facility which was used on January 2, 1998 to partially finance the acquisition of ACE USA. The interest rate on the term loan is LIBOR plus an applicable spread. As of June 30, 1998, $250 million was outstanding under this facility. The interest rate for the period April 2, 1998 through July 2, 1998 was 6.25%. The term loan facility requires that the Company and ACE US Holdings, Inc. maintain certain covenants. Under these covenants the Company is required to maintain a minimum consolidated tangible net worth.

                        ACE LIMITED AND SUBSIDIARIES

                                (Unaudited)

8.  Reinsurance

The Company purchases reinsurance to manage various exposures including catastrophic risks. Although reinsurance agreements contractually obligate the Company's reinsurers to reimburse it for the agreed upon portion of its gross paid losses, they do not discharge the primary liability of the Company. Net premiums written and net premiums earned, reported in the statements of operations, are net of reinsurance. Direct, assumed and ceded amounts for these items for the three months and nine months ended June 30, 1998 and 1997 are as follows:

--------------------------------------------------------------------------------
                         Three Months Ended                 Nine Months Ended
                               June 30                           June 30
                        1998            1997               1998           1997
                        ----             ----              ----           ----
                    (in thousands of U.S. Dollars)   (in thousands of U.S. Dollars)
Premiums written
     Direct             $ 150,094      $  200,223        $ 428,833   $  457,618
     Assumed              222,371          23,167          356,734      101,617
     Ceded                (91,299)        (27,937)        (180,775)     (64,580)
                          --------        --------         --------     --------

  Net premiums written  $ 281,166       $ 195,453        $ 604,792   $  494,655
                        ==========      ===========      =========      ========

Premiums earned
   Direct                $ 157,333      $ 153,013       $ 447,034     $ 432,253
   Assumed                 122,036         34,315         273,121       108,424
   Ceded                   (66,243)       (23,723)       (154,462)      (54,031)
                           --------       --------       --------       --------

   Net premiums earned   $ 213,126      $ 163,605       $ 565,693     $ 486,646
                         =========      ==========      ==========    ==========
--------------------------------------------------------------------------------

The Company's provision for reinsurance recoverables at June 30, 1998 and September 30, 1997 are as follows:


--------------------------------------------------------------------------------
                                                 June 30            September 30
                                                   1998                  1997
                                                 (In thousands of U.S. dollars)
Reinsurance recoverables on paid losses
  and loss expenses                              $ 25,563             $    -
Reinsurance recoverables on unpaid losses
  and loss expenses                               833,183                  -
Provision for uncollectible balances on
  unpaid losses and loss expenses                 (83,456)                 -
                                                  -------                -----

Total Reinsurance recoverables                   $775,290             $    -
                                                 ========             ==========
--------------------------------------------------------------------------------

9.  Taxation

Under current Cayman Islands law, the Company is not required to pay any taxes on its income or capital gains. The Company has received an undertaking that, in the event of any taxes being imposed, the Company will be exempted from taxation in the Cayman Islands until the year 2013. Under current Bermuda law, the Company and its Bermuda subsidiaries are not required to pay any taxes on their income or capital gains. The Company and its Bermuda subsidiaries will be exempt from taxation in Bermuda until March 2016.

Income from the Company's operations at Lloyd's are subject to United Kingdom corporation taxes. ACE USA is subject to income taxes imposed by U.S. authorities.

                        ACE LIMITED AND SUBSIDIARIES

                                (Unaudited)

9. Taxation (cont'd.)

The provision for income taxes detailed below represents the Company's estimate of tax liability in respect of the Company's operations at Lloyd's and at ACE USA and is calculated at a rate equal to the statutory income tax rate.

The income tax provision for the three months and nine months ended June 30, 1998 and 1997 is as follows:

--------------------------------------------------------------------------------
                                    Three Months Ended        Nine Months Ended
                                          June 30                  June 30
                                   1998           1997        1998        1997
                                   ----           ----        ----        ----

Current tax expense           $    (86)        $    -       $   779    $    -
Deferred tax expense             5,101              -         7,183         -
                                --------       ----------   -------       -----

Provision for income taxes    $  5,015         $    -       $ 7,962    $    -
                                 =====            =====       =====       =====
--------------------------------------------------------------------------------

The components of the net deferred tax asset as of June 30, 1998 and September 30, 1997 is as follows:

--------------------------------------------------------------------------------
                                            June 30                September 30
                                              1998                       1997
                                              ----                      ----
                                              (In thousands of U.S. dollars)
Deferred tax assets
    Loss reserve discount                 $   55,569                $     -
    Unearned premium adjustment                3,369                      -
    Uncollectable reinsurance                  2,786                      -
    Other                                     18,824                      -
                                              ------                    -----
    Total deferred tax assets                 80,548                      -
                                              ------                    -----

Deferred tax liabilities
    Deferred policy acquisition costs          3,107                      -
    Other                                      7,832                      -
                                              -------                    -----
    Total deferred tax liabilities            10,939                      -
                                              ------                     -----

Net deferred tax asset                    $   69,609               $      -
                                          ==========                   ========
--------------------------------------------------------------------------------

10.  Reclassification

Certain items in the prior period financial statements have been reclassified to conform with the current period presentation.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  ---------------------------------------
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION
               ---------------------------------------------
General

The following is a discussion of the Company's results of operations, financial condition, liquidity and capital resources as of and for the three and nine months ended June 30, 1998. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. This discussion should be read in conjunction with the consolidated financial statements, related notes thereto and the Management's Discussion and Analysis of Results of Operations and Financial Condition included in the Company's 1997 Annual Report on Form 10-K.

ACE Limited ("ACE") is a holding company which, through its Bermuda-based operating subsidiaries, A.C.E. Insurance Company, Ltd. ("ACE Insurance"), Corporate Officers & Directors Assurance Ltd. ("CODA"), Tempest Reinsurance Company Limited ("Tempest") and CAT Limited ("CAT") provides insurance and reinsurance for a diverse group of international clients. Through its U.S. based subsidiary, ACE USA, Inc. (formerly Westchester Speciality Group,
Inc.) ("ACE USA"), the Company provides commercial and umbrella coverages to a broad range of clients in the United States. In addition, the Company provides funds at Lloyd's to support underwriting by Lloyd's syndicates managed by Methuen Underwriting Limited ("MUL"), ACE London Aviation
Limited ("ALA") and ACE London Underwriting Limited ("ALU"), each indirect wholly owned subsidiaries of ACE. The term "the Company" refers to ACE and its subsidiaries, excluding MUL, ALA and ALU. The operations of the Company in the Lloyd's market is collectively referred to as "ACE London at Lloyd's".

The Lloyd's syndicates managed by these agencies in which the Company participates, underwrite aviation, marine and non-marine risks. For the 1996, 1997 and 1998 years of account, the Company, through corporate subsidiaries, participates in the underwriting of these syndicates by providing funds at Lloyd's, primarily in the form of a letter of credit, supporting approximately $37 million, $229 million and $485 million, respectively, of underwriting capacity. Underwriting capacity is the amount of gross premiums that a syndicate at Lloyd's can underwrite in a given year of account. However, a syndicate is not required to fully utilize all of the capacity and it is not unusual for capacity utilization to be significantly lower than 100 percent.

On January 2, 1998, the Company completed the acquisition of ACE USA, through its newly-created U.S. holding company, ACE US Holdings, Inc. ("ACE US"). Under the terms of the acquisition agreement, the Company purchased all of the outstanding capital stock of ACE USA for aggregate cash consideration of $338 million. In connection with the acquisition, National Indemnity, a subsidiary of Berkshire Hathaway, provided $750 million (75 percent quota share of $1 billion) of reinsurance protection to ACE USA with respect to their loss reserves for the 1996 and prior accident years (see "Liquidity and Capital Resources"). ACE USA, through its insurance subsidiaries, provides specialty commercial property and umbrella liability coverages in the U.S. During the quarter ended June 30, 1998 four new divisions, warranty, E&O, directors and officers and a captive management reinsurance facility, were established at ACE USA.

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

On April 1, 1998 the Company completed the acquisition of CAT Limited ("CAT"), a privately held, Bermuda-based property catastrophe reinsurer. Under the terms of the acquisition agreement, the Company purchased all of the outstanding capital stock of CAT, for cash consideration of approximately $641 million. CAT is being integrated with ACE's existing property catastrophe subsidiary, Tempest and the combined property catastrophe reinsurance operations will operate under the Tempest name.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  ---------------------------------------
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)
         ---------------------------------------------------------

General (continued)

On June 16, 1998, the Company announced that it had signed a definitive agreement for the acquisition of Tarquin Limited ("Tarquin") by the Company. Tarquin is a UK-based holding company which owns Lloyd's managing agency Charman Underwriting Agencies Ltd. ("Charman") and Tarquin Underwriting Limited, its corporate capital provider. The Charman managed syndicates, 488 and 2488, are leading international underwriters of short-tail marine, aviation, political risk and specialty property-casualty insurance and reinsurance. On July 9, 1998, the Company announced that it had completed the acquisition and issued approximately 14.3 million Ordinary Shares to the shareholders of Tarquin.

The Company will continue to evaluate potential new product lines and other opportunities in the insurance and reinsurance markets. In addition, the Company regularly evaluates potential acquisitions of other companies and businesses and holds discussions with potential acquisition candidates. As a general rule, the Company publicly announces such acquisitions only after a definitive agreement has been reached.

Safe Harbor Disclosure

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This Form 10-Q or any other written or oral statements made by or on behalf of the Company may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors (which are described in more detail elsewhere in documents filed by the Company with the Securities and Exchange Commission) include, but are not limited to, (i) uncertainties relating to government and regulatory policies (such as subjecting the Company to insurance regulation or taxation in additional jurisdictions),
(ii) the occurrence of catastrophic events with a frequency or severity exceeding the Company's estimates, (iii) the legal environment, (iv) the uncertainties of the reserving process, (v) loss of the services of any of the Company's executive officers, (vi) changing rates of inflation and other economic conditions, (vii) losses due to foreign currency exchange rate fluctuations, (viii) ability to collect reinsurance recoverables and
(ix) the competitive environment in which the Company operates. The words "believe", "anticipate", "project", "plan", "expect", "intend", "will likely result" or "will continue" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Results of Operations - Three Months ended June 30, 1998

--------------------------------------------------------------------------------
 Net Income
                                      Three Months ended           % Change
                                           June 30                  from
                                     1998             1997        Prior year
                                    ------           ------       ----------
                                         (in millions)
 Income excluding net realized
   gains on investments             $ 102.7        $  84.2          21.9%
 Net realized gains on investments     68.8           45.8           N.M.
                                       ----          -----         -------

 Net income                         $ 171.5        $ 130.0           N.M.
                                      =====          =====         =======
 (N.M. - Not meaningful)
--------------------------------------------------------------------------------

Income excluding net realized gains on investments for the third quarter of fiscal 1998 increased by $18.5 million or 21.9 percent, compared with the corresponding fiscal 1997 quarter. This increase is predominantly the result of the inclusion of the results of ACE USA following its acquisition on January 2, 1998 and the inclusion of the results of CAT following its acquisition on April 1, 1998. Net income for the current quarter benefited from net realized gains on investments of $68.8 million in the quarter produced primarily by realized gains in the equity securities portfolio.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  ---------------------------------------
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)
         ---------------------------------------------------------

Results of Operations - Three Months ended June 30, 1998 (continued)

--------------------------------------------------------------------------------
 Premiums
                                         Three Months ended            % Change
                                              June 30                     from
                                       1998               1997       Prior year
                                       ----               ----       -----------
                                            (in millions)
 Gross premiums written:
 ACE Insurance (including CODA)      $ 194.1         $   169.1            14.8%
 Lloyd's syndicates                     85.1              33.9             N.M.
 Tempest (including CAT)                39.3              20.4            92.6
 ACE USA                                54.0                -              N.M.
                                        ----           -------
                                    $  372.5         $   223.4            66.7%
                                       =====             =====
 Net premiums written:
 ACE Insurance (including CODA)     $  154.2         $   154.5            (0.2)%
 Lloyd's syndicates                     59.6              25.0             N.M.
 Tempest (including CAT)                38.9              16.0            143.1
 ACE USA                                28.5               -               N.M.
                                        ----           -------
                                    $  281.2         $   195.5            43.9%
                                       =====             ======
 Net premiums earned:
 ACE Insurance (including CODA)     $   99.4         $   124.9           (20.4)%
 Lloyd's syndicates                     34.2               7.8             N.M.
 Tempest (including CAT)                55.6              30.9            80.0
 ACE USA                                23.9                -              N.M.
                                        ----            -------
                                    $  213.1         $   163.6            30.3%
                                       =====             ======
           (N.M. - Not meaningful)
--------------------------------------------------------------------------------

Gross premiums written increased by $149.1 million to $372.5 million in the quarter ended June 30, 1998 compared with $223.4 million in the quarter ended June 30, 1997. This increase was the result of contributions from ACE USA and CAT during the quarter. ACE USA and CAT were both acquired during the current fiscal year. There was an increase of $51.2 million in gross premiums written with respect to the Company's participation in the Lloyd's syndicates managed by ACE London at Lloyd's during the quarter. The growth in ACE London premiums is a result of the Company's increased participation in the syndicates under management. The Company continues to face competitive pressures in most of the markets in which it operates. Gross premiums written by ACE Insurance increased by $25.0 million compared to the comparable quarter last year. The growth in gross premiums written in

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  ---------------------------------------
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)
         ---------------------------------------------------------

Results of Operations - Three Months ended June 30, 1998 (continued)

ACE Insurance was mainly a result of new business written by financial lines, although the aviation line and the joint ventures in which ACE Insurance participates also contributed to the increase. This increase was offset by declines in the excess liability, satellite and directors and officers lines of business. The decline in excess liability premiums is the result of non-renewed accounts, premium adjustments and pricing changes resulting primarily from increases in attachment points and decreases in limits provided. The increases in attachment points and decreases in limits, while reducing premium levels, also reduce the Company's exposure and improve its risk profile in the excess liability area. Satellite gross written premiums decreased due to lower aggregate launch exposures which were partially offset by new in-orbit business. The decline in directors and officers gross premiums written was the result of deposit premium adjustments during the quarter, additionally ACE Insurance wrote a large non-recurring multi-year policy in the third quarter of 1997. Market conditions remain very competitive in the property catastrophe reinsurance business as rates continue to decline in the absence of major loss activity. The combined Tempest and CAT operations recorded gross premiums written of $39.3 million compared to $20.4 million for Tempest alone in the third quarter of 1997. However, both companies on an individual basis showed declines in gross written premiums compared to the 1997 quarter.

Net premiums written increased by $85.7 million or 43.9 percent to $281.2 million compared to $195.5 million in the third quarter of 1997. This increase, as with the increase in gross written premiums, was the result of increases in the Company's participation in the Lloyd's syndicates managed by ACE London at Lloyd's as well as the contributions of ACE USA and CAT in the quarter. Net premiums written in ACE Insurance were flat compared to the third quarter of fiscal 1997. Financial lines experienced growth this quarter as a result of new business. However, this growth was offset by declines in the excess liability, satellite and directors and officers lines of business as well as the purchase of additional reinsurance across several lines of business.

Net premiums earned increased by $49.5 million or 30.3 percent to $213.1 million compared to $163.6 million last year. The increase in net premiums earned resulted from the Company's increased participation in the Lloyds syndicates as well as contributions from ACE USA and CAT. These three areas contributed an additional $75.0 million in net premiums earned for the current quarter compared to the 1997 quarter. This increase was offset somewhat by a decline in net earned premiums in ACE Insurance, predominantly in the excess liability and satellite lines.

--------------------------------------------------------------------------------
 Net Investment Income
                                           Three Months ended          % Change
                                                 June 30                 from
                                         1998             1997       Prior year
                                         ----             ----        ----------
                                              (in millions)

 Net investment income                 $ 88.2            $ 59.5          48.2%
                                         ====              ====          =====

--------------------------------------------------------------------------------


 Net investment income increased to $88.2 million in the quarter compared to $59.5 million in the quarter ended June 30, 1997. This increase is primarily due to a larger investable asset base. The larger investable asset base is primarily due to the consolidation of the ACE USA and CAT portfolios, funds received from the April 1998 sale of ordinary shares of the Company, positive cash flows from operations and the reinvestment of funds generated by the portfolio. The average yield on the investment portfolio remained relatively unchanged in the quarter ended June 30, 1998 compared to the prior year.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  ---------------------------------------
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)
         ---------------------------------------------------------

Results of Operations - Three Months ended June 30, 1998 (continued)

--------------------------------------------------------------------------------
 Net Realized Gains (Losses) on Investments
                                                         Three Months ended
                                                               June 30
                                                    1998                   1997
                                                    ----                   ----
                                                            (in millions)

 Fixed maturities and short-term investments     $   1.5                $   8.1
 Equity securities                                  74.5                   10.7
 Financial futures and option contracts              4.4                   37.0
 Currency                                          (11.6)                 (10.0)
                                                    ----                   ----
                                                 $  68.8             $     45.8
                                                    ====                  =====
--------------------------------------------------------------------------------

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

The sales proceeds for fixed maturity securities were generally higher than their amortized cost during the quarter which resulted in net realized gains of $1.5 million being recognized on fixed maturities and short-term investments.

The sale of a portion of the non-U.S. dollar equity securities held during the quarter, contributed significantly to net realized gains on sales of equity securities of $74.5 million in the third quarter of fiscal 1998, compared with gains of $10.7 million in the third quarter of fiscal 1997.

Net realized gains on financial futures and option contracts in the third quarter of 1998 were generated primarily by gains recognized on futures contracts used by certain of the Company's external managers of fixed income securities. Net realized gains on financial futures and option contracts of $37.0 million recorded in the third quarter of fiscal 1997 were primarily generated by the futures contracts used by certain of the Company's external managers of fixed income securities to manage duration and yield curve exposures.

--------------------------------------------------------------------------------
 Combined Ratio
                                                       Three Months ended
                                                             June 30
                                                  1998                     1997
                                                  ----                     ----
                                                           (in millions)


 Loss and loss expense ratio                      63.0%                   68.1%
 Underwriting and administrative expense ratio    23.7                    15.8
                                                  -----                   -----
 Combined ratio                                   86.7%                   83.9%
                                                  ====                    ====
--------------------------------------------------------------------------------

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)



Results of Operations - Three Months ended June 30, 1998 (continued)


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

Several aspects of the Company's operations, including the low frequency and high severity of losses in the high excess layers in certain lines of business in which the Company provides insurance and reinsurance, complicate the actuarial reserving techniques utilized by the Company. Management believes, however, that the Company's reserves for unpaid losses and loss expenses, including those arising from breast implant litigation, are adequate to cover the ultimate cost of losses and loss expenses incurred through June 30, 1998. Since such provisions are necessarily based on estimates, future developments may result in ultimate losses and loss expenses significantly greater or less than such amounts (see "Breast Implant Litigation").

For the quarter ended June 30, 1998, the loss and loss expense ratio decreased to 63.0 percent from 68.1 percent for the third quarter of fiscal 1997. The decrease is the result of the changing mix of premiums written and earned by the Company, highlighted by the inclusion of ACE USA and CAT this quarter whose businesses are predominantly in the property market.

Acquistion cost increased by $9.1 million during the period compared to the three months ended June 30, 1997 mainly due to the increase in earned premiums and acqusition costs from the Lloyd's participation in the quarter. Administrative expenses increased by $15.4 million in the current quarter compared to the third quarter of fiscal 1997. This was due primarily to the costs associated with our increased participation in the Lloyd's market and the inclusion of administrative costs from ACE USA. The underwriting and administrative expense ratio increased compared to the previous year primarily because the underwriting and administrative expense ratios generated by ACE USA and ACE UK are generally higher than the traditional book of business.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF

Results of operations - Nine Months ended June 30, 1998

---------------------------------------------------------------------------------------------
 Net Income
                                                     Nine Months ended             % Change
                                                          June 30                    from
                                                     1998         1997             Prior year
                                                     ----         ----             ----------
                                                       (in millions)
Income excluding net realized gains
  on investments                                   $ 278.6      $ 248.5               12.1%
Net realized gains on investments                    241.9         85.2               N.M.
                                                     -----        -----
 Net income                                        $ 520.5      $ 333.7               N.M.
                                                     =====        =====
 (N.M. - not meaningful)
---------------------------------------------------------------------------------------------

 Income excluding net realized gains on investments for the nine months ended June 30, 1998 increased by 12.1 percent compared with the corresponding period of fiscal 1997. This increase is predominantly the result of the inclusion of the results of ACE USA and CAT following their acquisitions on January 2, 1998 and April 1, 1998, respectively. Net income for the period also benefited from positive movements in the investment markets, the liquidation of two domestic stock portfolios during the second quarter and the sale of a portion of the non-US dollar equity securites during the third quarter which contributed to net realized gains on investments of $241.9 million for the nine month period.

---------------------------------------------------------------------------------------------
Premiums
                                                     Nine Months ended             % Change
                                                          June 30                    from
                                                     1998         1997             Prior year
                                                     ----         ----             ----------
                                                       (in millions)
 Gross premiums written:
 ACE Insurance (including CODA)                     $ 445.0      $ 420.2               5.9%
 Lloyd's syndicates                                   156.7         44.4               N.M.
 Tempest (including CAT)                               91.2         94.6              (3.6)
 ACE USA                                               92.7          -                 N.M.
                                                      -----        -----
                                                    $ 785.6      $ 559.2              40.5%
                                                      =====        =====
 Net premiums written:
 ACE Insurance (including CODA)                     $ 357.8      $ 373.0              (4.2)%
 Lloyd's syndicates                                   111.4         31.5               N.M.
 Tempest (including CAT)                               86.5         90.2              (4.2)%
 ACE USA                                               49.1          -                 N.M.
                                                      -----        -----
                                                    $ 604.8      $ 494.7               22.2%
                                                      =====        =====
 Net premiums earned:
 ACE Insurance (including CODA)                     $ 331.1      $ 374.0              (11.5)%
 Lloyd's syndicates                                    80.8         14.7                N.M.
 Tempest (including CAT)                              105.1         97.9                7.4
 ACE USA                                               48.7          -                  N.M.
                                                      -----        -----
                                                    $ 565.7      $ 486.6               16.2%
                                                      =====        =====
           (N.M. - Not meaningful)
---------------------------------------------------------------------------------------------

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)


Results of operations - Nine Months ended June 30, 1998 (continued)

Gross premiums written increased by $226.4 million or 40.5 percent to $785.6 million for the nine months ended June 30, 1998 compared to gross premiums written of $559.2 million for the nine months ended June 30, 1997. This increase was the result of contributions from all business segments including ACE USA and CAT which contributed $92.7 million and $14.4 million, respectively in the period. ACE USA and CAT were both acquired during the current fiscal year. There was also an increase of $112.3 million in gross premiums written with respect to the Company's participation in the Lloyd's syndicates managed by ACE London at Lloyd's during the period. The growth in ACE London premiums is a result of the Company's increased participation in the syndicates under management. Gross written premiums in ACE Insurance also increased by $24.8 million, primarily as a result of new business in financial lines, increased activity in the satellite line during 1998 and contributions from the joint ventures in which ACE Insurance participates. However, the Company continues to face competitive pressures in most of the markets in which it operates. The increase in ACE Insurance premiums was somewhat offset by continuing declines in the excess liability and directors and officers lines of business. The decline in excess liability premiums is mainly the result of the non-renewal of several accounts due to soft market conditions and reduced premiums and pricing changes. The increases in attachment points and decreases in limits provided has resulted in decreased premiums but also a reduction in the Company's exposure and an improved risk profile. The decline in the directors and officers gross premiums is due primarily to reduced premiums as a result of the continuing market pressures in this market. Tempest and CAT experienced continuing price pressures during the nine month period (although CAT was not acquired until April 1, 1998), including their January 1998 renewals which is their largest renewal period. Tempest did not renew several of its accounts due to inadequate pricing. Both Tempest and CAT show declines in premiums over the comparable period last year. Both companies are also experiencing rate declines of approximately 20 percent with their July 1998 renewals.

Net premiums written increased by $110.1 million to $604.8 million in the nine month period ended June 30, 1998 compared to $494.7 million for the nine month period ended June 30, 1997. This increase was the result of a siginificant increase in the Company's participation in the Lloyd's syndicates managed by ACE London at Lloyd's and the contribution of ACE USA and CAT in the period. Net premiums written in ACE Insurance declined by $15.2 million in the period compared to the same period last year. This decline is primarily the result of continuing declines in directors and officers liability and excess liability premiums, as described above in the discussion of gross written premiums, offset somewhat by growth in net premiums written from the satellite and financial lines divisions and in the joint ventures business written by ACE Insurance. Net premiums written were also affected by an increase in the use of reinsurance during the period, predominantly in ACE Insurance. In particular, during the second quarter, the excess liability division of ACE Insurance purchased a 25 percent quota share reinsurance treaty and also put in place an excess of loss treaty that limits the retained risk on a single occurrence to $100 million. In addition, the satellite division of ACE Insurance and Tempest purchased additional reinsurance in the second quarter to cover catastrophic events.

Net premiums earned increased by $79.1 million to $565.7 million compared to $486.6 million last year, an increase of 16.2 percent. This increase was a result of the contribution of ACE USA in the second quarter and the contribution of CAT Limited in the third quarter as well as a $66.1 million increase in net premiums earned from the Company's Lloyd's syndicate participation. This increase was partially offset by declines in earned premiums in ACE Insurance.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)


Results of operations - Nine Months ended June 30, 1998 (continued)

-------------------------------------------------------------------------------
 Net Investment Income
                                        Nine Months ended         % Change
                                             June 30                from
                                        1998         1997         Prior year
                                        ----         ----         ----------
                                          (in millions)

 Net investment income                 $ 219.7      $ 177.4           23.9%
                                         =====        =====           ====

-------------------------------------------------------------------------------

Net investment income increased 23.9 percent to $219.7 million, an increase of $42.3 million, as compared with net investment income of $177.4 million in the similar period of fiscal 1997. This is as a result of an increase in the asset base due to the inclusion of the ACE USA and CAT portfolio's in the current period as well as positive cash flows from operations.

-------------------------------------------------------------------------------
 Net Realized Gains(Losses) on Investments
                                                     Nine Months ended
                                                          June 30
                                                     1998         1997
                                                     ----         ----
                                                       (in millions)

 Fixed maturities and short-term investments       $  35.0       $ 40.4
 Equity securities                                   169.3         20.2
 Financial futures and option contracts               63.6         46.2
 Currency                                            (26.0)       (21.6)
                                                     ------       ------
                                                   $ 241.9       $ 85.2
                                                     =====         ====
-------------------------------------------------------------------------------

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

Sales proceeds for fixed maturity securities were generally higher than their amortized cost during most of the period which resulted in net realized gains of $35.0 million being recognized on fixed maturities and short-term investments compared to net realized gains of $40.4 million for the same period last year.

The liquidation of two domestic stock portfolios and the sale of a portion of the non-U.S. dollar equity securities held during the period, contributed significantly to net realized gains on sales of equity securities of $169.3 million in the first nine months of fiscal 1998, compared with gains of $20.2 million in the first nine months of 1997.

Proceeds from the liquidated stock portfolios were placed in synthetic equity funds, increasing the Company's use of equity index futures contracts during the period. Increases in the equity stock indices and the use of equity index futures contracts during the period, generated net realized gains of $48.4 million on the financial futures and option contracts. The remainder of the net realized gains on financial futures and option contracts during the period, arose from gains recognized on futures contracts used by certain of the Company's external managers of fixed income securities.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)


Results of operations - Nine Months ended June 30, 1998 (continued)

-------------------------------------------------------------------------------
 Combined Ratio
                                                     Nine Months ended
                                                          June 30
                                                     1998         1997
                                                     ----         ----
                                                       (in millions)

 Loss and loss expense ratio                         63.6%        67.2%
 Underwriting and administrative expense ratio       21.8         17.3
                                                     ----         ----
 Combined Ratio                                      85.4%        84.5
                                                     =====        =====
-------------------------------------------------------------------------------

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

Several aspects of the Company's operations, including the low frequency and high severity of losses in the high excess layers in certain lines of business in which the Company provides insurance and reinsurance, complicate the actuarial reserving techniques utilized by the Company. Management believes, however, that the Company's reserves for unpaid losses and loss expenses, including those arising from breast implant litigation, are adequate to cover the ultimate cost of losses and loss expenses incurred through June 30, 1998. Since such provisions are necessarily based on estimates, future developments may result in ultimate losses and loss expenses significantly greater or less than such amounts (see "Breast Implant Litigation").

For the nine months ended June 30, 1998, the loss and loss expense ratio was 63.6 percent compared with 67.2 percent for the nine months ended June 30, 1997. The decrease is the result of the changing mix of premiums written and earned by the Company, highlighted by the inclusion of ACE USA and CAT in this fiscal year whose businesses are predominantly in the property market.

Acquisition costs increased by $14.1 million during the period, due primarily to the continuing change in the mix of business written by the Company. Administrative expenses increased by $24.9 million in the current period, compared to the nine month period ended June 30, 1997. This was due primarily to the costs associated with our increased participation in the Lloyd's market and the inclusion of administrative costs from ACE USA. The underwriting and administrative expense ratio in ACE USA and ACE UK is generally higher than the Company's traditional book of business and thus contributed to the increase in the underwriting and administrative expense ratio.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)

LIQUIDITY AND CAPITAL RESOURCES

As a holding company, ACE's assets consist primarily of the stock of its subsidiaries as well as other investments. In addition to investment income, its cash flows currently depend primarily on dividends or other statutorily permissible payments from its Bermuda-based operating subsidiaries (the "Bermuda subsidiaries"). There are currently no legal restrictions on the payment of dividends from retained earnings by the Bermuda subsidiaries as the minimum statutory capital and surplus requirements are satisfied by the share capital and additional paid-in capital of each of the Bermuda subsidiaries. However, the payment of dividends or other statutorily permissible distributions by the Bermuda subsidiaries is subject to the need to maintain shareholder's equity at a level adequate to support the level of insurance and reinsurance operations. ACE received a dividend of $115 million from Tempest in December 1997 and a dividend of $250 million from ACE Insurance in April 1998.

The Company's consolidated sources of funds consist primarily of net premiums written, investment income, and proceeds from sales and maturities of investments. Funds are used primarily to pay claims, operating expenses and dividends and for the purchase of investments and for share repurchases.

For the nine months ended June 30, 1998, the Company's consolidated net cash flow from operating activities was $187.9 million, compared with $257.4 million for the nine months ended June 30, 1997. Cash flows are affected by claims payments, which due to the nature of the insurance and reinsurance coverage provided by the Company, may comprise large loss payments on a limited number of claims and can therefore fluctuate significantly. The irregular timing of these large loss payments, for which the source of cash can be from operations, available credit facilities or routine sales of investments, can create significant variations in cash flow from operations between periods. For the nine month periods ended June 30, 1998 and 1997, loss and loss expense payments amounted to $334.8 million and $240.9 million respectively. Total loss and loss expense payments amounted to $402.1 million, $101.4 million and $73.1 million in fiscal years 1997, 1996 and 1995, respectively.

At June 30, 1998, total investments and cash amounted to approximately $6.0 billion, compared to $4.5 billion at September 30, 1997. The increase in total cash and investments of $1.5 billion since September 30, 1997 is primarily the result of the inclusion of the ACE USA and CAT investment portfolios following the acquisitions of these companies by ACE during the current fiscal year.

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

During December 1997, the Company put in place syndicated credit facilities which replaced the existing facilities. J.P. Morgan Securities, Inc. and Mellon Bank N.A. acted as co-arrangers of these credit facilities. The new facilities provide:

o $200 million 364 day revolving credit facility and a $200 million five year revolving credit facility which together make up a combined $400 million committed, unsecured revolving credit facility. This five year revolving credit facility has a $50 million LOC sublimit. As discussed below, the Company drew down $385 million on this facility to finance the acquisition of CAT Limited on April 1, 1998. The debt was subsequently repaid from a portion of the proceeds from the sale of
     16.5 million new Ordinary Shares of the Company (discussed below). The revolving credit facilities require that the Company maintain certain covenants which include a minimum consolidated tangible net worth covenant.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

o Five year LOC's totalling approximately (pound)154 million ($257 million) which are being used to fulfill the requirements of Lloyd's to support underwriting capacity on Lloyd's syndicates in which the Company participates. The LOC facility requires that A.C.E.
     Insurance Company, Ltd. maintain certain covenants which include a minimum consolidated tangible net worth covenant.

o $250 million seven year Amortizing Term Loan Facility which was used on January 2, 1998 to partially finance the acquisition of ACE USA.
     The interest rate on the term loan is LIBOR plus an applicable spread. At June 30, 1998, $250 million remains outstanding under this facility. The interest rate for the period April 2, 1998 through July 2, 1998 was 6.25%. The term loan facility requires that the Company and ACE US Holdings, Inc. maintain certain covenants. Under these covenants the Company is required to maintain a minimum consolidated tangible net worth.

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

The Board of Directors had authorized the repurchase from time to time of the Company's Ordinary Shares in open market and private purchase transactions. On May 9, 1997 the Board of Directors terminated the then existing share repurchase program and authorized a new share program for up to $300 million of the Company's Ordinary Shares. During the three months ended June 30, 1998, the Company did not repurchase any shares under the share repurchase program. During the nine month period ended June 30, 1998, the Company repurchased 3,521,100 Ordinary Shares under the share repurchase program for an aggregate cost of $107.6 million. On July 6, 1998 the Executive Committee of the Board of Directors rescinded all existing authorizations for the repurchase of the Company's Ordinary Shares.

On April 14, 1998, the Company sold 16.5 million Ordinary Shares for net proceeds of approximately $606 million after deducting expenses related to the offering. A portion of the proceeds were used to repay $385.0 million of indebtedness incurred by the Company in connection with the acquisition of CAT on April 1, 1998. The remaining proceeds will be used for general corporate purposes, which may include acquisitions.

On October 18, 1997 and January 16, 1998, the Company paid quarterly dividends of 22 cents and 24 cents per share, respectively to shareholders of record on September 30, 1997 and December 13, 1997. Following the approval by the shareholders of the three-for-one stock split, the Company paid quarterly dividends on April 18, 1998 and July 17, 1998 of 8 cents and 9 cents per share, respectively to shareholders of record on March 31, 1998 and June 30, 1998. On August 7, 1998 the Board of Directors declared a quarterly dividend of 9 cents per share payable on October 16, 1998 to shareholders of record on September 30, 1998. The declaration and payment of future dividends is at the discretion of the Board of Directors and will be dependent upon the profits and financial requirements of the Company and other factors, including legal restrictions on the payment of dividends and such other factors as the Board of Directors deems relevant.

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

As previously discussed, on April 1, 1998 the Company completed the acquistion of CAT for an aggregate cash consideration of approximately $641 million. The acquisition was financed with $385 million of short-term bank debt (see discussion of credit facilities above) and the remainder from available funds.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)


LIQUIDITY AND CAPITAL RESOURCES (continued)

As previously discussed, the Company announced on July 9, 1998 that it had completed the acquisition of Tarquin and had issued approximately 14.3 million Ordinary Shares to the shareholders of Tarquin. The acquisition will be accounted for on a pooling-of-interests basis and, as a result, the consolidated shareholders' equity of the Company will increase by the book value of Tarquin.

Fully diluted net asset value per share was $19.51 at June 30, 1998, compared with $15.71 at September 30, 1997.

The Company maintains loss reserves for the estimated unpaid ultimate liability for losses and loss expenses under the terms of its policies and agreements. The reserve for unpaid losses and loss expenses is $3.4 billion at June 30, 1998. Included in the reserve for unpaid losses and loss expenses is $1.4 billion of case and loss expense reserves. While the Company believes that its reserve for unpaid losses and loss expenses at June 30, 1998 is adequate, future developments may result in ultimate losses and loss expenses significantly greater or less than the reserve provided. A number of the Company's insureds have given notice of claims relating to breast implants or components or raw material thereof that had been produced and/or sold by such insureds. During fiscal 1997 and 1998, the Company has made certain payments to policyholders with respect to these claims. However, the Company does not have adequate data upon which to anticipate the timing of future payments relating to these liabilities, and it expects that the amount of time required to determine the ultimate financial impact of the options selected by claimants may extend through 1998 and beyond (see "Breast Implant Litigation").

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

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)


Breast Implant Litigation (continued)

Beginning in mid-January, 1996, the three major defendants have each made payments to a court-established fund for use in making payments under the Settlement. The Settlement Claims Office had reported that as of October 31, 1997, it has sent out Notification of Status Letters to more than 360,000 non-opt-out domestic implant recipients who had registered with the Settlement Claims Office. As of April 29, 1998 approximately $757 million had been distributed under the Settlement to implant recipients of the three major defendants. Distribution has also begun on certain additional payments to claimants relating to other implants since all appeals on the Settlement have been dismissed. In addition, the multidistrict litigation judge has approved the detailed terms of a settlement program being offered by the three major defendants to eligible foreign claimants. The Settlement Claims Office has also reported that approximately 32,500 domestic registrants exercised opt-out rights after receiving their status letters. Previously, approximately 19,000 other domestic implant recipients had exercised opt-out rights in 1994 and/or before receiving status letters.

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

The Company continually evaluates its reserves in light of developing information and in light of discussions and negotiations with its insureds. The Company has made payments to date of approximately $370 million with respect to breast implant claims, which include a payment of approximately $100 million made in July 1998. These payments were included in previous reserves and are consistent with the Company's belief that its reserves are adequate. While the Company is unable, at this time, to determine whether additional reserves, which could have a material adverse effect upon the financial condition, results of operations and cash flows of the Company, may be necessary in the future, the Company believes that its reserves for unpaid losses and loss expenses, including those arising from breast implant claims, are adequate as at June 30, 1998.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)



IMPACT OF THE YEAR 2000 ISSUE

Management has initiated a Company wide program to prepare the Company's various computer systems and selected applications for the Year 2000. The Company has established an oversight committee that meets regularly to review progress towards Year 2000 compliance. The Company has appointed individuals in each business segment to review all systems to assess their ability to process transactions in the Year 2000. Based on these assessments, the Company has determined that certain business segments, particularly ACE USA and ACE London, need to modify or replace significant portions of their computer systems so these systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with these modifications and replacements the Year 2000 Issue can be adequately addressed. The Company will utilize both internal and external resources to reprogram or replace, and test these systems for Year 2000 modifications at a cost that is not expected to be material to the Company's financial results. The Company has initiated communications with its significant business partners to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. The Company may also have exposure to claims that may be asserted in the future for coverage under certain currently existing insurance policies for damages caused by the failure of insured companies to effectively address their Year 2000 computer problem. The questions of the extent of such possible future claims on current insurance policies and whether or not such claims are covered by the Company's current insurance policies are still being evaluated and the Company has not yet determined if the total costs will be material. In addition, the Company continues to evaluate its options with regard to issuing future policies that may lead to claims of coverage for Year 2000 related losses.

                                ACE LIMITED

                        PART II - OTHER INFORMATION


ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS
--------------------------------------------------

(c) On July 9, 1998, the Company issued 14,328,010 Ordinary Shares, par value $0.041666667 per share, as consideration for its acquisition of all of the outstanding share capital of Tarquin Limited. All of such Ordinary Shares were issued directly to the former shareholders of Tarquin Limited. The offer and sale of the foregoing Ordinary Shares were made pursuant to a transaction not involving any public offering and in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), afforded by Section 4(2) thereof. Based upon representations made by such shareholders, the Company believes that
    (i) such Ordinary Shares were acquired not with a view toward the public resale or distribution thereof in violation of the Securities Act, (ii) such shareholders had such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of an investment in the Ordinary Shares and (iii) such shareholders had been furnished with all material which they considered relevant to an investment in the Ordinary Shares and had a full opportunity to ask questions of and receives answers from the Company. In addition, the certificates representing such Ordinary Shares bear an appropriate legend restricting the transfer of such securities, and stop transfer instructions have been provided to the Company's transfer agent in accordance therewith.

ITEM 5.  OTHER INFORMATION
--------------------------

1) On August 7, 1998, the Company declared a dividend of $0.09 per Ordinary Share payable on October 16, 1998 to shareholders of record on September 30, 1998.

2)  Shareholder Proposals

    Shareholder proposals intended to be presented at the Company's 1999 annual general meeting must be received at the Company's principal executive offices not later than August 26, 1998 and otherwise comply with the requirements of the U.S. Securities and Exchange Commission in order to be included in the Company's proxy statement and form of proxy relating to the 1999 annual general meeting.

    The Company's Articles of Association provide that if a shareholder desires to submit a proposal for consideration at an annual general meeting, or to nominate persons for election as directors, written notice of such shareholder's intent to make such a proposal or nomination must be given and received by the Secretary of the Company at the principal executive offices of the Company not later than 60 days prior to the anniversary date of the immediately preceding annual general meeting. With respect to the 1999 annual general meeting, such written notice must be received on or prior to December 9, 1998. The notice must describe the proposal or nomination in sufficient detail for a proposal or nomination to be summarized on the agenda for the meeting and must set forth (i) the name and address of the shareholder, (ii) a representation that the shareholder is a holder of record of shares of the Company entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to present such proposal or nomination and (iii) the class and number of shares of the Company which are beneficially owned by the shareholder. In addition, the notice must set forth the reasons for conducting such proposed business at the meeting and any material interest of the shareholder in such business. In the case of a nomination of any person for election as a director, the notice shall set forth: (i) the name and address of any person to be nominated; (ii) a description of all arrangements or understandings between the shareholder and each nominee and any other person or persons; (iii) such other information regarding such nominee proposed by such shareholder as would be required to be included in a proxy statement filed pursuant to Regulation 14A under the Securities
     Exchange Act of 1934, as amended (the "Exchange Act"), whether or not the Company is then subject to such Regulation; and (iv) the consent of each nominee to serve as a director of the Company, if so elected. The presiding officer of the annual general meeting or extraordinary general meeting shall, if the facts warrant, refuse to acknowledge a proposal or nomination not made in compliance with the foregoing procedure. Under the circumstances described in, and upon compliance with, Rule 14a-4 (c) under the Exchange Act, management proxies would be allowed to use their discretionary voting authority to vote on any proposal with respect to which the foregoing requirements have been met.

     The Company currently expects that its 1999 annual general meeting will be held during the first week of February 1999.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

1)   Exhibits

     27  Financial Data Schedule

2)   Reports on Form 8-K

     The Company filed a Form 8-K current report (date of earliest event reported: June 16, 1998) pertaining to its agreement to acquire Tarquin Limited.

     The Company filed a Form 8-K current report (date of earliest event reported: July 6, 1998) pertaining to the termination of the authorization for the repurchase of the Company's Ordinary Shares.

     The Company filed a Form 8-K current report (date of earliest event reported: July 9, 1998) pertaining to the completion of the acquisition of Tarquin Limited.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                                    ACE LIMITED
                                       ---------------------------------------



                                             /s/ Brian Duperreault
August 12, 1998                        ---------------------------------------
                                                Brian Duperreault
                                          Chairman, President and Chief
                                                Executive Officer




                                           /s/ Christopher Z. Marshall
August 12, 1998                        ---------------------------------------
                                              Christopher Z. Marshall
                                              Chief Financial Officer

                                   EXHIBIT INDEX

Exhibit
Number                Description                             Numbered Page
-------               ------------                            -------------

27                    Financial Data Schedule