Form 10-K
period 1998-09-30
ACE LTD
filed 1998-12-18
CIK 896159

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

  [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended September 30, 1998

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

                               ----------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                            NAME OF EXCHANGE
                     TITLE OF EACH CLASS                   ON WHICH REGISTERED
                     -------------------                   -------------------
      Ordinary Shares, par value $0.041666667 per share  New York Stock Exchange

                               ----------------

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. (X)

  As of December 15, 1998, there were 193,656,476 Ordinary Shares par value $0.041666667 of the Registrant outstanding and the aggregate market value of voting stock held by non-affiliates at such date was approximately $5.35 billion. For the purposes of this computation, shares held by directors (and shares held by any entities in which they serve as officers) and officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Certain portions of registrant's definitive proxy statement relating to its Annual General Meeting of Shareholders scheduled to be held on February 5, 1999, are incorporated by reference into Part III of this report and certain portions of the 1998 Annual Report to Shareholders are incorporated by reference into Parts II and IV of this report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  ACE LIMITED

                                 INDEX TO 10-K

                                                                                                 PAGE
          -------------------------------------------------------------------------------------- ----
                                     PART I

Item 1.   Business..............................................................................   1
Item 2.   Properties............................................................................  24
Item 3.   Legal Proceedings.....................................................................  24
Item 4.   Submission of Matters to a Vote of Security Holders...................................  24

                                    PART II

Item 5.   Market for the Registrant's Ordinary Shares and Related Stockholder Matters...........  25
Item 6.   Selected Financial Data...............................................................  26
Item 7.   Management's Discussion and Analysis of Results of Operations and Financial Condition.  26
Item 7A   Quantitative and Qualitative Disclosures about Market Risk............................  27
Item 8.   Financial Statements and Supplementary Data...........................................  27
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..  27

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant....................................  27
Item 11.  Executive Compensation................................................................  27
Item 12.  Security Ownership of Certain Beneficial Owners and Management........................  27
Item 13.  Certain Relationships and Related Transactions........................................  27

                                    PART IV

Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K.....................  27

                                    PART I

ITEM 1. BUSINESS

  Certain terms used below are defined in the "Glossary of Selected Insurance Terms" appearing on page 23.

SAFE HARBOR DISCLOSURE

  The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Any written or oral statements made by or on behalf of the Company may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors (which are described in more detail elsewhere in documents filed by the Company with the Securities and Exchange Commission) include, but are not limited to, (i) uncertainties relating to government and regulatory policies (such as subjecting the Company to insurance regulation or taxation in additional jurisdictions), (ii) the occurrence of catastrophic events with a frequency or severity exceeding the Company's estimates, (iii) the legal environment, (iv) the uncertainties of the reserving process, (v) loss of the services of any of the Company's executive officers, (vi) changing rates of inflation and other economic conditions, (vii) losses due to foreign currency exchange rate fluctuations, (viii) ability to collect reinsurance recoverables, (ix) the competitive environment in which the Company operates, (x) the impact of mergers and acquisitions, (xi) the impact of Year 2000 related issues, (xii) developments in global financial markets which could affect the Company's investment portfolio, and (xiii) risks associated with the introduction of new products and services. The words "believe," "anticipate," "project," "plan," "expect," "intend," "will likely result," or "will continue" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

GENERAL

  ACE Limited ("ACE") is a holding company incorporated with limited liability under the Cayman Islands Companies Law and maintains its principal business office in Bermuda. The Company, through its Bermuda-based operating subsidiaries, A.C.E. Insurance Company, Ltd. ("ACE Bermuda"), Corporate Officers & Directors Assurance Ltd. ("CODA"), Tempest Reinsurance Company Limited ("Tempest Re") and CAT Limited ("CAT") and its Dublin, Ireland based subsidiaries, ACE Bermuda Company Europe Limited ("AICE") and ACE Reinsurance Company Europe Limited ("ARCE"), provides a broad range of insurance and reinsurance products for a diverse group of international clients. Through its U.S. based subsidiary, ACE USA, Inc. (formerly Westchester Specialty Group, Inc.) ("ACE USA"), the Company provides commercial property, umbrella liability, specialty program business, warranty, errors and omissions and directors and officers coverages as well as a captive management reinsurance facility to a broad range of clients in the United States. In addition, the Company provides funds at Lloyd's to support underwriting by Lloyd's syndicates managed by Methuen Underwriting Limited ("MUL"), ACE London Aviation Limited ("ALA"), ACE London Underwriting Limited ("ALU") and Charman Underwriting Agencies Ltd. ("CUAL"), each indirect wholly owned subsidiaries of ACE. Unless the context otherwise indicates, the term "Company" refers to one or more of ACE and its consolidated subsidiaries. The operations of the Company in the Lloyd's market are collectively referred to herein as "ACE Global Markets."

  The Company's long-term business strategy focuses on achieving underwriting profits and providing value to its clients and shareholders through the utilization of its growing capital base within the insurance and reinsurance markets. As part of this strategy, the Company acquired CODA in 1993, and diversified its product portfolio in ACE Bermuda from excess liability insurance and directors and officers liability insurance to accommodate the needs of its expanding, global client base of multinational corporations by adding satellite insurance, aviation insurance, excess property insurance and financial lines products during 1994 and 1995. This diversification added balance to the risk of the existing portfolio of insurance products and enhanced the Company's overall profit potential while utilizing its existing capital base. The Company continued its strategic diversification with the acquisition in March 1996 of Methuen Group Limited ("Methuen"), the holding company for MUL, and in July 1996 of Tempest Re, a leading Bermuda-based property catastrophe reinsurer. The short-tail nature of the property catastrophe business and shorter loss payout patterns complemented the generally longer-tail nature of the Company's other product lines.

  Also in November 1996, the Company acquired Ockham Worldwide Holdings plc which was renamed ACE London Holdings Limited ("ACE London"). ACE London owns two Lloyd's managing agencies, ALA and ALU.

  In March 1997, the Company, together with two other insurance companies, formed Sovereign Risk Insurance Limited ("Sovereign"), a Bermuda-based managing general agency, to provide underwriting services to the three organizations for political risk insurance coverage. Sovereign issues subscription policies with the Company assuming 50 percent of each risk underwritten.

  On September 30, 1997, the Company announced the incorporation of AICE, as part of the International Financial Services Centre in Dublin, Ireland. AICE has been granted a license to write all 18 classes of non-life insurance in all member states of the European Union. The Company also operates ARCE, a Dublin-based reinsurance company. ARCE provides flexibility mainly to European corporations that wish to access the Company's products using different structures.

  On January 2, 1998, the Company acquired ACE USA, through its newly-created U.S. holding company, ACE US Holdings, Inc ("ACE US"). In connection with the acquisition, National Indemnity, a subsidiary of Berkshire Hathaway, provided $750 million (75 percent quota share of $1 billion) of reinsurance protection to ACE USA with respect to its loss reserves for the 1996 and prior accident years.

  On April 1, 1998, the Company acquired CAT Limited, a privately held, Bermuda-based property catastrophe reinsurer. This acquisition increased the Company's already significant participation in the international property catastrophe reinsurance market.

  On July 9, 1998, the Company completed the acquisition of Tarquin Limited ("Tarquin"), a UK-based holding company which owns Lloyd's managing agency CUAL and Tarquin Underwriting Limited, its corporate capital provider. The CUAL managed syndicates, 488 and 2488, are leading international underwriters of short-tail marine, aviation, political risk and specialty property-casualty insurance and reinsurance.

  The following table sets forth an analysis of gross premiums written by subsidiary for each of the years ended September 30, 1998, 1997 and 1996:

                                      FOR THE YEARS ENDED SEPTEMBER 30,
                              --------------------------------------------------
                               GROSS            GROSS            GROSS
                                1998             1997             1996
                              PREMIUMS         PREMIUMS         PREMIUMS
                              WRITTEN  PERCENT WRITTEN  PERCENT WRITTEN  PERCENT
                              -------- ------- -------- ------- -------- -------
                                                (IN MILLIONS)
   ACE Bermuda............... $  521.6   42%    $523.2    55%    $581.6    68%
   ACE Global Markets (1)....    436.3   35%     316.5    33%     243.6    28%
   Tempest Re (2)............    124.1   10%     119.6    12%      34.8     4%
   ACE USA (3)...............    160.2   13%       --     --        --     --
                              --------  ----    ------   ----    ------   ----
                              $1,242.2  100%    $959.3   100%    $860.0   100%
                              ========  ====    ======   ====    ======   ====

--------
(1) On July 9, 1998, the Company completed the acquisition of Tarquin. All amounts included for ACE Global Markets for 1998, 1997 and 1996 have been restated to reflect the gross written premiums of Tarquin as the transaction has been accounted for on a pooling-of-interests basis.

(2) Tempest Re was acquired on July 1, 1996 and thus gross premiums written for Tempest Re in fiscal 1996 only relate to the three month period since acquisition. CAT was acquired on April 1, 1998 and thus gross premiums written for Tempest Re in fiscal 1998 include gross premiums written for CAT for the six month period since acquisition.
(3) ACE USA was acquired on January 2, 1998 and thus gross premiums written for ACE USA in fiscal 1998 only relate to the nine month period since acquisition.

 ACE Bermuda

  ACE Bermuda primarily provides property and casualty insurance coverage, including excess liability insurance, directors and officers liability insurance, satellite insurance, aviation insurance, excess property insurance and financial lines products, to a diverse group of industrial, commercial and other enterprises. The nature of the insurance coverages provided by ACE Bermuda are generally expected to result in low frequency but high severity of individual losses. ACE Bermuda uses the reinsurance market as an integral part of its risk management process and has secured reinsurance on all of its major lines of business.

  At September 30, 1998 approximately 66 percent of written premiums in ACE Bermuda came from companies headquartered in North America with approximately 14 percent coming from companies headquartered in the United Kingdom and continental Europe and approximately 20 percent from companies headquartered in other countries.

  Excess Liability

  ACE Bermuda seeks to provide the highest layer of excess liability coverage in the insurance programs of the world's major corporations and requires that at least a portion of its coverage be the highest layer in a policyholder's insurance program. ACE Bermuda writes excess liability coverage, on an occurrence first reported stand alone form, generally in excess of a minimum attachment point of $100 million per occurrence and with a minimum limit of $10 million and a maximum limit of $200 million per occurrence and in the aggregate for all covered occurrences of which notice is given during such year. Such limit is subject to reinstatement at the insureds election for incidents post reinstatement. ACE Bermuda imposes an annual aggregate sublimit of $100 million for integrated occurrences for all business that purchases limits greater than $100 million. For certain classes of non-U.S. domiciled excess liability risks, the minimum attachment point is $50 million (or the foreign currency equivalent). In this instance, ACE Bermuda offers limits up to twice the reduced attachment point. ACE Bermuda maintains quota-share and excess of loss reinsurance to reduce net exposures to a maximum of $100 million.

  Directors and Officers Liability

  ACE Bermuda offers up to $75 million of directors and officers liability insurance with a maximum of $50 million being provided for corporate reimbursement coverage. The directors and officers liability insurance is written on a claims made form and is provided to large industrial corporations, not-for-profit corporations, financial institutions and others.

  Satellite

  ACE Bermuda's satellite insurance operations offer separate gross limits of up to $80 million per risk for launch insurance, including ascent to orbit and/or initial testing and up to $80 million per risk for in-orbit insurance. The Company has entered into a surplus treaty arrangement which provides for up to $40 million of reinsurance on each risk. Satellite insurance falls within a small, well defined market characterized by a limited number of brokers, underwriters and international clients. There are also a limited number of satellite and launch vehicle manufacturers in the world. The growing worldwide demand for satellite communications capabilities by both governments and private enterprises has resulted in an increase in the number of satellites per annum requiring launch and/or in-orbit insurance coverage. The typical satellite insurance policy is written on a quota-share basis, rather than on an excess of loss basis. The insured value of a commercial satellite now ranges from approximately $150 million to $300 million.

  Financial Lines

  Financial lines utilizes transactions which combine the concepts of finance with the principles of insurance. Typically, clients purchasing these products are seeking insurance or reinsurance for exposures which are difficult to place because of limited or nonexistent capacity, ineffective terms, or inefficient pricing being provided by traditional insurance markets. Alternatively, they may use these insurance or reinsurance products to cover loss exposures which are not appropriately addressed by current products available.

  Unlike certain traditional insurance, each financial lines contract is individually tailored to meet the needs of the insured. Financial lines programs typically have the following common characteristics: multi-year contract terms; broad coverage that includes stable capacity and pricing for the insured; insured participation in the results of their own loss experience; and aggregate limits. The specific product types offered by financial lines include the various forms of finite risk insurance. Examples of finite risk products include the combination of self-insurance with an excess program, the combination of various coverages subject to a single retention and insured limit or programs that insure large loss exposure or a portfolio of losses over a period of years. Other product types offered are specialty insurance that cover financial exposures or involve financial instruments.

  ACE Bermuda believes it has a competitive advantage in the marketplace because of its financial strength and its ability to offer significant risk transfer while still allowing the insured to retain some of its own exposures. Risk transfer is important to the insured thereby enabling it to meet the accounting and regulatory requirements related to the purchase of insurance or reinsurance.

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

  Aviation

  ACE Bermuda's aviation insurance group offers limits of up to $150 million per insured, with no minimum attachment point. ACE Bermuda reduces its net exposure per policy to approximately $50 million with a dedicated reinsurance program. Classes of business written include aviation product liability, aviation manufacturers (including hull and all risks and products liability); aviation refuellers; and airport and airport contractors, together with certain aircraft risks. Generally, ACE Bermuda will write aircraft liability in conjunction with one or more of the other aviation products, and where the aircraft (owned or non-owned) is used for corporate purposes.

  Excess Property

  ACE Bermuda also offers excess property insurance. Its primary target markets are chemical, energy, electronics, mineral, oil and gas, and utilities. Property insurance coverage is offered with limits of up to $50 million per risk, typically above an attachment point of $25 million. In certain circumstances, ACE Insurance uses reinsurance to establish the retained net limit per risk.

  Other

  In March 1997, ACE Bermuda, together with two other insurance companies, formed Sovereign Risk Insurance Limited ("Sovereign"), a Bermuda-based managing general agency, to provide underwriting services to these three organizations for political risk insurance coverage. Sovereign issues subscription policies with ACE Bermuda assuming 50 percent of each risk underwritten.

  On March 11, 1998, ACE Bermuda formed a joint venture, ACE Capital Re Limited, with Capital Re Corporation ("Capital Re"). ACE Capital Re Limited, a Bermuda-domiciled insurance company, writes both traditional and custom-designed programs covering financial guaranty, mortgage guaranty and a broad range of financial risks. Operations are underwritten and managed in Bermuda by a joint venture managing agency, ACE Capital Re Managers Ltd. ACE Bermuda and Capital Re each have a 50 percent economic interest in ACE Capital Re Limited and ACE Capital Re Managers Ltd.

 ACE Global Markets

  The Company's participation in the Lloyd's market is twofold. The Company owns four managing agencies at Lloyd's, having completed its acquisitions of MUL, ALA and ALU during calendar 1996 and CUAL in 1998. These managing agencies receive fees and profit commissions in respect of the underwriting and administrative services they provide to the syndicates. For the calendar 1998 year of account, these managing agencies manage 11 syndicates with total capacity under management of $1.55 billion.

  For calendar 1998, the Company, through six corporate members, participated on ten of the ACE managed syndicates with an underwriting capacity of approximately $935 million out of the $1.55 billion of the ACE managed capacity referred to above. Included in the ten syndicates is Syndicate 2488, a dedicated corporate syndicate whose capital is provided solely by the Company, which underwrites in parallel with Syndicate 488 which comprises names and other corporate members.

  For the 1999 year of account, the ACE Global Markets operations have been reorganized with the result that four ACE managed syndicates will be active in 1999. This reorganization is part of ACE Global Market's strategy to combine all its underwriting operations into a single capital base in 2000. These syndicates, which will focus on broad classes of business, are Syndicates 219 (Non-Marine) managed by ALU; 960 (Aviation) managed by ALA; and 488/2488 (Marine) managed by CUAL. As a consequence, MUL will not have any active syndicates for the 1999 year of account.

  In addition, following a de-emption in managed capacity (a process whereby unutilized underwriting capacity is removed from the syndicates), the Company will participate on all four of the ongoing ACE managed syndicates for 1999 with an anticipated underwriting capacity of approximately $700 million, out of an anticipated $1 billion of ACE managed capacity.

 Tempest Re

  The Company's reinsurance activities are principally conducted through Tempest Re, which was acquired in July 1996. On April 1, 1998, the Company acquired CAT, another Bermuda-based property catastrophe reinsurer. Underwriting operations have been combined with the group's existing catastrophe reinsurance subsidiary, Tempest Re, and going forward the combined entity will operate under the Tempest Re name. CAT specialized in providing customized coverages, particularly multi-year contracts, to regional accounts. Two thirds of CAT's business was non-traditional versus one third at Tempest Re. Due to the different marketing focus there is only a limited overlap of clients and programs between Tempest Re and CAT.

  Tempest Re provides property catastrophe reinsurance worldwide to insurers of commercial and personal property, typically under treaties having a duration of one year. Property catastrophe reinsurance protects a ceding company against an accumulation of losses covered by the insurance policies it has issued arising from a common event or "occurrence." Ceding companies may purchase reinsurance to achieve a number of results, including: reduction of net exposure on individual risks or groups of risks, which enables the ceding company to underwrite larger risks, or accept more business than its own capital resources would ordinarily support;

diversification of risks; protection against the effect of major catastrophic losses, such as losses involving an accumulation of single retentions; stabilization of a ceding company's operating results by smoothing its loss experience to protect its financial position; and maintenance by a ceding company of acceptable surplus, reserve and other financial ratios.

  Tempest Re's property catastrophe reinsurance contracts cover unpredictable natural or man-made disasters, such as hurricanes, windstorms, hail storms, earthquakes, volcanic eruptions, conflagrations, freezes, floods, fires and explosions. The predominant exposure under such coverage is to property damage. However, other risks, such as business interruption may also be covered when arising from a covered peril. In accordance with market practice, Tempest Re's property catastrophe reinsurance contracts generally exclude certain risks such as war, nuclear contamination, and radiation.

  Tempest Re underwrites reinsurance principally on an excess of loss basis. Other property reinsurance written by Tempest Re on a limited basis for select clients, includes proportional property and per risk excess of loss treaty reinsurance.

  Tempest Re underwrites a substantial portion of its business in currencies other than U.S. dollars and may from time to time experience exchange gains and losses and incur significant underwriting losses in currencies other than U.S. dollars. The following table sets forth the amount of Tempest Re's gross premiums written allocated by territory of coverage:

                                                               YEAR ENDED
                                                              SEPTEMBER 30,
                                                            -------------------
                                                            1998   1997   1996
                                                            -----  -----  -----
      United States........................................  79.1%  68.4%  64.0%
      United Kingdom.......................................   8.9%  12.8%  13.3%
      Australia & New Zealand..............................   4.6%   6.3%   6.0%
      Asia.................................................   4.0%   3.6%   3.8%
      Other................................................   3.4%   8.9%  12.9%
                                                            -----  -----  -----
                                                            100.0% 100.0% 100.0%
                                                            =====  =====  =====

 ACE USA

  ACE USA's insurance subsidiaries are Westchester Fire Insurance Company, Westchester Surplus Lines Insurance Company and Industrial Underwriters Insurance Company (collectively, "US Insurance Subsidiaries"). The US Insurance Subsidiaries write property and casualty insurance primarily within the US commercial specialty lines market. ACE USA's non-insurance subsidiaries are Westchester Specialty Insurance Services, Inc. and Industrial Excess and Surplus Insurance Brokers, both brokerage companies. In addition, ACE USA owns 60 percent of automobile warranty administrator, CRC Creditor Resources Canada Limited and other affiliated companies, which it purchased in June 1998.

  The acquisition of ACE USA provides the Company with the opportunity to continue its strategic diversification by gaining access to the U.S. direct insurance market through an established company with a solid distribution network. The Company believes that prior to the acquisition, uncertainty regarding ACE USA's ownership and loss reserve adequacy adversely affected that company's premium volume. The elimination of ownership uncertainty, combined with ACE USA's reduced net exposure to reserve uncertainty as a result of the National Indemnity reinsurance protection, has enhanced ACE USA's market profile in the competitive US operating environment. Management believes ACE USA's association with the Company following the acquisition has increased its ability to attract staff with the requisite experience to gain immediate access to these new markets.

  To maintain the quality of its insured profile, ACE USA sets strict underwriting and pricing guidelines and has established a structure that ensures control of risk quality and conservative use of policy limits, terms, and conditions. ACE USA's niche is highly cyclical and as a result, management emphasizes the continual review of market conditions to identify trends and opportunities to underwrite attractive coverages.

  During 1998, ACE USA primarily wrote specialty property, umbrella, and excess casualty business coverages. ACE USA's principal focus has been on excess and surplus lines business which are either difficult to place or have complex risk profiles which require greater underwriting and claims expertise than that generally found in the standard market.

  Property Division

  ACE USA's property business, which encompasses both the catastrophe and non-catastrophe market segments, includes coverages for fire, allied lines, inland marine, and commercial multi-peril. The catastrophe segment focuses on customers whose primary purpose in obtaining coverage is to secure financial protection against the perils of hurricane or earthquake. ACE USA employs catastrophe management tools to optimize the geographic spread of catastrophe exposures and determine adequate product pricing levels. The non-catastrophe segment focuses on unique and difficult to place risks by developing coverages for specific industry groups through tailored products. During 1998, the non-catastrophe segment's areas of concentration included lumber products, low value dwellings, railroad and builders' risk. Property business accounted for 72 percent of ACE USA's total gross premium volume for the nine months ended September 30, 1998.

  Casualty Division

  Within its casualty business, ACE USA specializes in writing umbrella and excess liability products. These products provide coverage over an underlying insurance program of at least $1 million on both a per occurrence and aggregate basis. The focus is on medium to large accounts with a moderate risk profile, primarily in manufacturing, construction and service/retail businesses.

  New Divisions

  Since the acquisition of ACE USA on January 2, 1998, ACE USA has established and staffed five new operating divisions and opened a new marketing and underwriting office in New York City. The new divisions are the Specialty Division, the Warranty Division, the Directors' and Officers' Liability Division, the Errors and Omissions Division and the Captive Reinsurance Division. To date, these new divisions have focused on the hiring of experienced industry professionals to staff the new divisions, developing business plans and strategies, identifying of business partners, developing of policy forms and language and various state regulatory filings and other requirements.

  Specialty Division--The program business requires more up front investment of time and development costs than other property and casualty business lines as it must establish distribution networks with desirable program administrators and managing general agents. Thus a longer period of operation is required to achieve profitability on any particular program when compared to other areas of the property and casualty business. The specialty division's strategy is to focus on selected general agents or brokers with a specialty or distinguishable advantage. In order to keep transaction costs lower, business associated with low frequency and moderate to high severity losses is being targeted. Additional opportunities are also under review from both reinsurers and close coordination with other divisions of the Company.

  Warranty Division--The Warranty division offers extended service contracts for a broad range of products. This division intends to provide warranty administrative services as well as underwriting, to gain greater access to the marketplace. This division has the advantage of being able to obtain business directly through large retailers and buying group networks, or through forming strategic alliances with large independent third party administrators. In June 1998, ACE USA purchased a controlling interest in CRC Creditor Resources Canada Limited Group of Companies, in order to enter the Canadian automobile warranty business through a well-established marketing and administrative service organization.

  Directors' and Officers' Liability Division--This division offers directors and officers liability ("D&O") and associated coverages to specific segments of the Fortune 1000 group of companies in the U.S. The primary method of product distribution is through major retail brokers in the D&O market. The D&O division is also targeting business through wholesale brokers that specialize in the D&O business.

  Errors and Omissions Division--This division offers miscellaneous errors and omissions ("E&O") products for certain selected segments of the market. The E&O market is currently very competitive and this book of business is expected to grow slowly. The division is initially targeting distribution through wholesale brokers as the division's strategy is to capitalize on current relationships ACE USA has with the wholesale market.

  Captive Reinsurance Division--The captive reinsurance division offers insurance and reinsurance products to clients who are willing to assume some amount of risk in order to benefit from underwriting gain. As the trend towards self insurance in the U.S. over the past several years has expanded, ACE USA believes there is a growing market demand for this division's products. Potential sources of business include captive insurers, risk retention groups, rent-a-captives, agency captives, public entity risk pools, charitable trusts, policyholder owned mutual insurers and self insured organizations. The division will focus on casualty exposures and seek to take lead positions in order to control terms and conditions. The primary distribution network is through reinsurance intermediaries.

MARKETING AND UNDERWRITING

 ACE Bermuda

  ACE Bermuda markets its insurance products through brokers and seeks to maintain a competitive advantage by providing insurance coverages which require utilization of technical skills to underwrite individual risks, emphasizing quality rather than volume of business to obtain a suitable spread of risk. This enables the company to operate with a relatively small number of employees and, together with the reduced costs of operating in favorable regulatory and tax environments, results in significantly lower administrative expenses relative to other companies in the industry.

  Policyholders are obtained through non-U.S. insurance brokers who generally receive a brokerage commission on any business accepted and bound by the Company. ACE Bermuda is not committed to accept any business from any particular broker and brokers do not have the authority to bind the Company. All policy applications to ACE Bermuda and CODA (both for renewals and new policies) are subject to approval and acceptance by ACE Bermuda in its Bermuda office. A substantial number of policyholders meet with the Company outside of the United States each year to discuss their insurance coverage. ACE Bermuda does not believe that conducting its operations through its offices in Bermuda has materially affected its underwriting and marketing activities to date.

  Policy applications may also be approved and accepted by the Company through the Dublin-based insurance and reinsurance subsidiaries. AICE undertakes marketing and underwriting activities with particular emphasis on the European Union.

  ACE Bermuda receives business from approximately 150 non-U.S. brokers of which seven produced approximately 72 percent of the Company's business in 1998. The following table sets forth the percentage of the Company's insurance business placed through each broker and its affiliates placing more than 10 percent of the Company's business.

                                                                    YEAR ENDED
       NAME                                                       SEPTEMBER 30,
       ----                                                       ----------------
                                                                  1998  1997  1996
                                                                  ----  ----  ----
      J&H, Marsh & McLennan, Incorporated (1) (3)................  35%   42%   42%
      Aon Corporation (2) (3)....................................  19%   16%   16%

(1) During 1997, Marsh & McLennan, Incorporated acquired Johnson & Higgins. For fiscal 1996, the percentage of business placed by Marsh & McLennan, Incorporated was 31 percent and the percentage of business placed by Johnson & Higgins was 11 percent.
(2) During 1997, Aon Corporation acquired Alexander & Alexander Services, Inc. For fiscal 1996, the percentage of business placed by Aon Corporation was 10 percent and the percentage of business placed by Alexander & Alexander Services, Inc. was 6 percent.
(3) The percentages shown in the table for fiscal 1997 reflect the business placed by the combined entities and their affiliates for the entire year.

  ACE Bermuda employs underwriting staff with substantial industry experience. The underwriter's primary objective is to assess the potential for an underwriting profit, a process complicated in some cases by the limited amount of data for claims which would have been covered by the company's policy form and which would have exceeded its policy's attachment point.

  The risk assessment process undertaken by ACE Bermuda involves a comprehensive analysis of historical data and estimates of future value of losses which may not be evident in the historical data. The factors which ACE Insurance considers include the type of risk, the attachment point and coverage limits, the type, size, complexity and location of the potential insureds operations, financial data, the industry in which the potential insured operates, details of the underlying insurance coverage provided, loss history and future corporate plans.

 ACE Global Markets

  In the ordinary course of events, Lloyd's syndicates may only access business through Lloyd's brokers. However, for certain lines of business, it is possible to utilize a service company to access and service business from both Lloyd's and non-Lloyd's brokers.

  ACE Underwriting Services Limited ("AUS") was established in 1998 as such a Lloyd's service company to market and service, on behalf of ACE managed syndicates, a broad range of products in the small business, industrial and commercial markets. AUS deals predominantly with Lloyd's brokers but also accesses business from regional (non-Lloyd's) brokers.

 Tempest Re

  Tempest Re markets its reinsurance products worldwide through reinsurance brokers. Tempest Re's underwriting team builds relationships with key brokers and clients by explaining Tempest Re's approach and demonstrating responsiveness to customer needs. Tempest Re's approach to the business of reinsurance takes a long-term perspective. Management believes that continual strengthening of the relationships between Tempest Re, its producing brokers and their clients will continue to contribute to a stable portfolio necessary to achieve continuity. By retaining clients, Tempest Re seeks to build up extensive knowledge of them and gain additional insight to enable a more accurate assessment of their exposures.

  Tempest Re receives business from approximately 34 brokers. The following table sets forth the percentage of Tempest Re's business written through each broker and its affiliates placing more than 10 percent of Tempest Re's business:

                                                                  TEN MONTHS
                                      YEAR ENDED    YEAR ENDED       ENDED
                                     SEPTEMBER 30, SEPTEMBER 30, SEPTEMBER 30,
                                     ------------- ------------- -------------
                                         1998          1997          1996
                                     ------------- ------------- -------------
     J&H, Marsh & McLennan,
      Incorporated (1)..............      31%           34%           30%
     E.W. Blanch Co. ...............      16%           15%            7%
     Sedgwick.......................      16%            8%            7%

(1) During 1997, Marsh & McLennan, Incorporated acquired Johnson & Higgins. For 1996, the percentage of business placed by Marsh & McLennan, Incorporated was 26 percent and the percentage of business placed by Johnson & Higgins was 4 percent. The percentage shown in the table for fiscal 1997 reflect the business placed by the combined entity and its affiliates for the entire fiscal 1997 year.

  Rates, limits, retention and other reinsurance terms and conditions are generally established in a worldwide competitive market that evaluates exposure and balances demand for property catastrophe coverage against the available supply. Tempest Re believes it is perceived by the market as being a "lead" reinsurer and is typically involved in the negotiation and quotation of the terms and conditions of the majority of the contracts in which it participates.

  Because Tempest Re underwrites property catastrophe reinsurance and has large aggregate exposures to natural and man-made disasters, Tempest Re's claims experience generally will involve infrequent events of great severity. Tempest Re seeks to diversify its reinsurance portfolio to moderate the impact of this severity. The principal means of diversification are by geographic coverage and by varying attachment points and imposing coverage limits per program. Tempest Re also establishes zonal accumulation limits to avoid concentrations of risk within particular geographic areas.

  Tempest Re applies an underwriting process based on models that use exposure data submitted by prospective reinsureds in accordance with requirements set by Tempest Re's underwriters. The client data is then analysed using a selection from several available catastrophe analysis tools, including externally developed event based models licensed from leading vendors as well as proprietary models developed in house.

  The output from the catastrophe analysis tools is also used for portfolio risk management, enabling Tempest Re to extensively simulate possible combinations of events affecting the portfolio. This analysis also supports the decision making with regard to purchasing retrocession. During 1998, Tempest Re has significantly increased its use of retrocessional coverages.

 ACE USA

  ACE USA primarily distributes its insurance products through a limited group of wholesale brokers with whom long-term relationships have been forged. ACE USA's management believes the match between its expertise and that of its wholesalers is one of the key reasons wholesalers place business with it. ACE USA currently utilizes approximately 207 wholesale brokers across the U.S. The majority of premium volume is currently derived from a limited number of wholesalers with whom ACE USA has established mutually significant relationships. For the nine-month period ending September 30, 1998, the top ten producers accounted for 62 percent of direct premium volume.

  Operating in a market in which capacity and price adequacy for its products can change dramatically, ACE USA's underwriting strategy is to employ consistent, disciplined pricing and risk selection in order to maintain an attractive book of business. Management's priority is to ensure that criteria for risk selection are closely adhered to by its underwriting professionals and to maintain sufficient experience and expertise in its underwriting staff.

  ACE USA has the ability to write business on an admitted basis using forms and rates as filed with state insurance regulators and on a non-admitted, or surplus lines basis using flexible forms and rates not filed with state insurance regulators. Having access to a non-admitted carrier provides the flexibility to write non-standard coverage.

COMPETITION

  Competitive forces in the international property and casualty insurance and reinsurance business are substantial. Results are a function of underwriting and investment performance, direct costs associated with the delivery of insurance products, including the costs of regulation, the frequency and severity of both natural and man-made disasters, as well as inflation (actual, social and judicial), which impact loss costs. Decisions made by insurers concerning their mix of business (offering certain types of coverage but declining to write other types), their methods of operations and the quality and allocation of their assets (including any reinsurance recoverable balances) will all affect their competitive position. The relative size and reputation of insurers may influence purchasing decisions of present and prospective customers and will contribute to both geographic and industrial sector market penetration. Oversupply of available capital has historically had the effect of encouraging competition and depressing prices. The Company's competitive position in the property and casualty insurance industry is influenced by all of these factors.

  All of the Company's operating subsidiaries have received ratings from A.M. Best Company ("A.M. Best") and Standard & Poors Corporation ("S&P") except for AICE and ARCE which have an A.M. Best rating only. The Lloyd's market has also received ratings from A.M. Best and S&P. These ratings are based upon factors relevant to policyholders, agents and intermediaries and are not directed toward the protection of investors. Such ratings are not recommendations to buy, sell or hold securities.

 ACE Bermuda

  ACE Bermuda operates in a highly competitive worldwide market and competes with most major U.S. and non-US insurers which may differ across product lines. ACE Bermuda utilizes its experienced underwriting staff, its strong capital base, its ability to market a number of insurance products to its existing client and potential client base and its ability to be flexible in providing contracts which extend coverages for periods in excess of one year to compete in the worldwide insurance markets.

  ACE Bermuda has received a group rating of A+ from A.M. Best. The most current rating covers ACE, together with its operating subsidiaries, ACE Bermuda and CODA. ACE Insurance and CODA have also received A+ claims paying ratings from S&P. AICE and ARCE have a rating of A+ from A.M. Best.

 ACE Global Markets

  There remains significant competition in all classes of business transacted by the syndicates emanating from a number of different markets world-wide. Depending on the class of business concerned, competition comes from the London market, other Lloyd's syndicates and ILU Companies (Institute of London Underwriters), major international insurers and reinsurers. On international risks, competition also comes from the domestic insurers in the country of origin of the insured. The syndicates are able to compete successfully by developing and maintaining close, long term relationships with clients through a high quality service and an ability to deliver innovative solutions tailored to the client's needs. The establishment of AUS as described above is an example of this.

  The Lloyd's market has received a rating of A from A.M. Best and a claims paying ability rating of A+ from S&P.

 Tempest Re

  The property catastrophe reinsurance industry is highly competitive. Tempest Re competes worldwide with major U.S. and non-U.S. property catastrophe reinsurers, including other Bermuda-based property catastrophe reinsurers, as well as reinsurance departments of numerous multi-line insurance organizations. Tempest Re competes effectively because of its strong capital position, the quality of service provided to customers, the leading role Tempest Re plays in setting the terms, pricing and conditions in negotiating contracts and its customised approach to risk selection.

  Tempest Re has received a rating of A from A.M. Best and a claims paying ability rating of A+ from S&P.

 ACE USA

  ACE USA operates in a highly competitive industry and faces competition from both domestic and foreign insurers, many of which are larger and have greater financial, marketing and management resources. Competition in the U.S. property and casualty market is based on many factors including financial strength of the insurer, ratings assigned by rating companies, premiums charged, policy terms and conditions, reputation, services offered and broker commissions. The markets in which ACE USA competes are subject to significant cycles of fluctuating capacity and wide disparities in price adequacy. ACE USA's strategy in its competitive environment has been to grow when conditions are favorable for a particular product line and to reduce writings and preserve capital when competitive pricing prevents adequate returns.

  During 1998, the ratings issued by A.M. Best, to the US Insurance Subsidiaries were raised from A- to A following the acquisition by the Company. In addition, in June 1998, ACE USA's S&P claims paying ability rating was raised two increment levels from A- to A+.

CLAIMS ADMINISTRATION

 ACE Bermuda

  Claims arising under policies issued by ACE Bermuda and CODA are managed in Bermuda by ACE Bermuda's claims department. This department maintains a claims database into which all notices of loss are entered. If the claims department determines that a loss is of sufficient severity, it makes a further inquiry of the facts surrounding the loss and, if deemed necessary, retains outside claims counsel to monitor claims. Based upon its evaluation of the claim, the claims department may recommend that a case reserve in a specified amount be established or that all or part of a claim be paid. The claims department monitors all claims and, where appropriate, will recommend the establishment of a new case reserve or the increase or decrease of an existing case reserve with respect to a claim.

  AICE subscribes to the group claims database and interacts with the ACE Bermuda legal and claims department, and where appropriate, with outside counsel. Case reserves are established using the same criteria as ACE Bermuda.

  With the exception of certain aviation coverages, ACE Bermuda does not undertake to defend its insureds. It has, in certain instances, provided advice to insureds with respect to the management of claims. ACE Bermuda believes that its experience in resolving large claims and its proactive approach to claims management has contributed to the favourable resolution of several cases.

  Because ACE Bermuda does not do business in the U.S., it must often rely on U.S. counsel to assist it in evaluating liability and damages confronting its insureds in the U.S. ACE Bermuda does not believe that the information received or the procedures followed have materially or adversely affected its ability to identify, review or settle claims.

 ACE Global Markets

  With respect to claims arising in Lloyd's syndicates, each syndicate maintains a claims database into which all notices of loss are entered. These are primarily notified by the Lloyd's Claims Office ("LCO") through a daily electronic data interchange message. Where a syndicate is a "leading" syndicate on a Lloyd's policy, then it acts through its underwriters and claims adjusters, on its own behalf and with the LCO for the following market, in dealing with the broker and/or insured for any particular claim. This may involve the appointment of attorneys and/or loss adjusters. The leading syndicates, together with the LCO, advise movements in case reserves to all syndicates participating on the risk.

  All information received with respect to case reserves, whether on "lead business' or on "following business,' screened and recorded by the syndicates. The syndicates' claims department can vary the case reserves carried from those advised by the LCO and can carry reserves for claims not processed by the LCO. Any such adjustments and entries are specifically identifiable within the claims system.

 Tempest Re

  Claims arising under contracts written by Tempest Re are managed in Bermuda by Tempest Re. Tempest Re also maintains a claims database into which all notices of loss are entered. Loss notices are received from brokers. They are reviewed and case reserves are established for Tempest Re's portion of the loss. Case reserves are then adjusted based on receipt of further notifications from brokers.

 ACE USA

  The claims handling process is critical to ACE USA given that its specialty property and umbrella coverages are written on an excess coverage basis. As a result, losses arise from significant events that tend to present complex claim issues. Although the claims volume of the US Insurance Subsidiaries has been historically low compared to premium volume, individual casualty claims usually involve injuries or damages that amount to more than $1 million. ACE USA's claims professionals average over 19 years of claims handling experience. Management believes that this level of experience provides ACE USA with stability and consistency in its claims handling process.

  Recognizing the unique claim handling characteristics of construction defect claims, ACE USA has a dedicated unit to manage them. The asbestos and environmental claims arising from policies issued by the US Insurance Subsidiaries had been subcontracted to Envision Claims Management Corporation ("Envision"), a separate service company that is part of The Resolution Group, Inc., a former affiliate of ACE USA. Subsequent to September 30, 1998, this arrangement was discontinued and these claims are now directed by in-house claim handlers trained to manage specialized coverage and coordination issues that arise in asbestos and environmental claims.

UNPAID LOSSES AND LOSS EXPENSES

  The Company is required to make provisions in its financial statements for the estimated unpaid liability for losses and loss expenses for claims made against it under the terms of its policies and agreements. Estimating the ultimate liability for losses and loss expenses is an imprecise science subject to variables that are influenced by both internal and external factors. This is true because claim settlements to be made in the future may be impacted by changing rates of inflation and other economic conditions, changing legislative, judicial and social environments and changes in the Company's claims handling procedures. In many liability cases, significant periods of time, ranging up to several years or more, may elapse between the occurrence of an insured loss, the reporting of the loss to the Company and the settlement of the Company's liability for that loss.

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

  After a claim is reported to the Company, a case reserve is established for the estimated ultimate losses and loss expenses, if any, with respect to the reported claim. The amount and timing of the reserve reflects the judgement of the claims personnel based upon general corporate reserving practices and on the experience and knowledge of the claims personnel (including, where appropriate, outside counsel and claim consultants) regarding the nature and value of the specific type of claim.

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

  The Company continually evaluates its reserves in light of developing information and in light of discussions and negotiations with its insureds. Significant uncertainties continue to exist with regard to the ultimate outcome and cost of the breast implant litigation and value of the opt-out claims related to it. While the Company is unable at this time to determine whether additional reserves, which could have a material adverse effect upon the financial condition, results of operations and cash flows of the Company, may be necessary in the future, the Company believes that its reserve for unpaid losses and loss expenses including those arising from breast implant claims are adequate as at September 30, 1998. See "Management's Discussion and Analysis of Results of Operations and Financial Condition--Breast Implant Litigation" in the 1998 Annual Report to Shareholders filed with this Form 10-K.

  The Company engages an independent actuarial firm to review the methods and assumptions used by the Company in estimating the unpaid loss and loss expenses. As stated in its actuarial review, such firm believes that the methods and assumptions used by the Company are reasonable and appropriate for use in setting loss reserves at September 30, 1998.

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

  At September 30, 1998, the reserve for unpaid losses including IBNR loss reserves was $2,484.6 million and the reserve for loss expenses was $193.7 million. The Company believes that its reserves for unpaid losses and loss expenses including those arising from breast implant claims are adequate as of September 30, 1998.

  The "Analysis of Loss and Loss Expense Development" shown on page 15 presents the subsequent development of the estimated year-end liability for unpaid losses and loss expenses at the end of each of the years in the eleven-year period ended September 30, 1998. The top line of the table shows the estimated liability for unpaid losses and loss expenses recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and loss expenses for claims arising from all prior years' policies and agreements that were unpaid at the balance sheet date, including IBNR loss reserves. The upper

(paid) portion of the table presents the amounts paid as of subsequent years on those claims for which reserves were carried as of each specified year. The lower portion of the table shows the re-estimated amount of the previously recorded liability as of the end of each succeeding year. Several aspects of the Company's operations, including the low frequency and high severity of losses in the high excess layers in which the Company provides insurance, complicate the actuarial reserving techniques utilized by the Company. Accordingly, the Company expects that ultimate losses and loss expenses attributable to any single underwriting year will be either more or less than the incremental changes in the lower portion of the following table.

  Management believes, however, that the losses and loss expenses which have been recorded through September 30, 1998, are adequate to cover the ultimate cost of losses and loss expenses incurred through September 30, 1998 under the terms of the company's policies and agreements. Since such provisions are necessarily based on estimates, the ultimate losses and loss expenses may be significantly greater or less than such amounts. See "Management's Discussion and Analysis of Results of Operations and Financial Condition--Breast Implant Litigation" in the 1998 Annual Report to Shareholders filed with this Form 10-K.

                 ANALYSIS OF LOSS AND LOSS EXPENSE DEVELOPMENT

                                                                YEAR ENDED SEPTEMBER 30,
                   ---------------------------------------------------------------------------------------------------------------
                     1988       1989      1990       1991        1992        1993        1994        1995       1996       1997
                   ---------  --------  --------  ----------  ----------  ----------  ----------  ---------- ---------- ----------
                                                                     (IN THOUSANDS)
Unpaid...........  $  22,500  $ 78,009  $319,230  $  470,832  $  813,849  $  766,402  $1,176,215  $1,489,293 $1,892,302 $2,006,873
Paid (Cumulative)
 As Of:
 1 year later....        431    26,190   181,525     149,493     340,836     126,566      66,888      80,080    358,713    337,422
 2 years later...      1,195    82,715   207,587     490,116     465,074     183,439     121,628     414,419    663,087
 3 years later...     21,307   108,689   531,502     590,847     517,366     228,638     451,746     696,470
 4 years later...     42,450   432,541   601,811     611,133     551,887     558,625     725,799
 5 years later...    182,110   459,183   622,097     627,691     881,198     837,515
 6 years later...    182,110   476,570   631,371     764,607   1,150,628
 7 years later...    195,939   484,549   641,060     843,283
 8 years later...    196,207   493,326   664,896
 9 years later...    196,861   505,976
 10 years later..    201,588
Liability Re-
 estimated
 As Of:
 End of year.....  $  22,500  $ 78,009  $319,230  $  470,832  $  813,849  $  766,402  $1,176,215  $1,489,293 $1,892,302 $2,006,873
 1 year later....     57,682   267,674   475,647     706,960     813,849     966,402   1,177,292   1,489,293  1,892,302  1,989,744
 2 years later...    105,503   346,022   665,533     706,960   1,085,012   1,067,987   1,227,538   1,489,293  1,881,403
 3 years later...    134,227   516,783   665,533     874,368   1,234,462   1,211,424   1,386,571   1,480,426
 4 years later...    333,869   516,783   663,480     888,387   1,412,495   1,429,990   1,401,329
 5 years later...    333,869   487,911   680,119     940,513   1,666,770   1,442,523
 6 years later...    185,332   489,556   711,671   1,113,662   1,703,103
 7 years later...    176,889   479,306   768,935   1,099,102
 8 years later...    179,837   484,041   771,018
 9 years later...    177,624   488,646
 10 years later..    181,147
Cumulative
 Redundancy/
 (deficiency)....   (158,647) (410,637) (451,788)   (628,270)   (889,254)   (676,121)   (225,114)      8,867     10,899     17,129
Net unpaid losses
 and loss
 expenses........
Reinsurance
 recoverables on
 unpaid losses...
Gross unpaid
 losses and loss
 expenses........
                      1998
                   ----------
Unpaid...........  $2,678,341
Paid (Cumulative)
 As Of:
 1 year later....
 2 years later...
 3 years later...
 4 years later...
 5 years later...
 6 years later...
 7 years later...
 8 years later...
 9 years later...
 10 years later..
Liability Re-
 estimated
 As Of:
 End of year.....  $2,678,341
 1 year later....
 2 years later...
 3 years later...
 4 years later...
 5 years later...
 6 years later...
 7 years later...
 8 years later...
 9 years later...
 10 years later..
Cumulative
 Redundancy/
 (deficiency)....           0
Net unpaid losses
 and loss
 expenses........   2,678,341
Reinsurance
 recoverables on
 unpaid losses...   1,059,528
                   ----------
Gross unpaid
 losses and loss
 expenses........   3,737,869
                   ----------

--------
(1) The Company does not consider it appropriate to extrapolate future deficiencies or redundancies based upon the above tables, as conditions and trends that have affected development of liability in the past may not necessarily occur in the future.
(2) In 1994, the Company recorded an additional reserve of $200 million, related primarily to developments in breast implant litigation, in respect of years prior to 1994.
(3) In 1992, the Company began applying actuarial and statistical methods to estimate ultimate expected losses and loss expenses for all of the Company's business since inception. As at September 30, 1994 the Company changed its method of allocating IBNR to accident and balance sheet years. This allocation assigns IBNR to years based upon various risk factors including immaturity of year, amount of earned premium in that year, and development of known claims. As the Company's loss experience is characterized as low frequency and high severity, IBNR is considered a bulk reserve, and is therefore available for loss development from whichever year it may arise. Prior to 1994, the allocation of IBNR to accident and balance sheet years was based upon a loss distribution indicated by the expected loss method employed by the Company. Losses paid for the year ending September 30, 1988 include an amount of $26.0 million, which is expected to be recovered from an insured.
(4) It should be noted that on November 1, 1993, the Company acquired CODA, on July 1, 1996, the Company acquired Tempest Re and on July 9, 1998, the Company acquired Tarquin. The table has been re-stated to include CODA's, Tempest Re's and Tarquin's loss experience as if each of these companies had been wholly-owned subsidiaries of the Company from their inception. On January 2, 1998, the Company acquired ACE USA, and on April 1, 1998, the Company acquired CAT Limited. The unpaid loss information for these companies has been included in the table only for the period ending September 30, 1998. For the period through September 30, 1997, reinsurance recoverables were not material to the Company's financials, and the table was prepared on a net basis. For the year ended September 30, 1998, gross, ceded and net unpaid liabilities are shown at the bottom of the table.
(5) The "cumulative redundancy/(deficiency)" shown in the table represents the aggregate change in the reserve estimates over all subsequent years. The amounts noted are cumulative in nature; that is, an increase in loss estimate for prior year losses generates a deficiency in each intermediate year. For instance, a deficiency recognized in 1994 relating to losses incurred during the year ending September 30, 1992 would be included in the cumulative deficiency amount for each year from 1992 to 1994, the year the loss was recognized, yet the deficiency would be reflected in operating results only in 1994. An analysis of the changes in aggregate reserves for losses and loss expenses under GAAP is presented below. Since reserves are necessarily based upon estimates, the ultimate net costs may vary from the original estimates. As adjustments to these estimates become necessary, they are reflected in current operations.

               RECONCILIATION OF UNPAID LOSSES AND LOSS EXPENSES

                                                1998        1997        1996
                                             ----------  ----------  ----------
                                                      (IN THOUSANDS)
Gross unpaid losses and loss expenses at
 beginning of year.........................  $2,111,670  $1,977,680  $1,455,342
Reinsurance recoverable....................    (104,797)    (85,378)     (3,043)
                                             ----------  ----------  ----------
Net unpaid losses and loss expenses at
 beginning of year.........................   2,006,873   1,892,302   1,452,299
Unpaid losses and loss expenses assumed in
 respect of acquired companies.............     731,949         --       34,735
Unpaid losses and loss expenses assumed in
 respect of reinsurance business acquired..       6,403      50,326         --
                                             ----------  ----------  ----------
    Total..................................   2,745,225   1,942,628   1,487,034
                                             ----------  ----------  ----------
Losses and loss expenses incurred in
 respect of losses incurring in:
  Current year.............................     534,021     486,140     520,277
  Prior years..............................     (17,129)        --          --
                                             ----------  ----------  ----------
    Total..................................     516,892     486,140     520,277
                                             ----------  ----------  ----------
Losses and loss expenses paid in respect of
 losses incurred in:
  Current year.............................     246,354      63,182      41,602
  Prior years..............................     337,422     358,713      73,407
                                             ----------  ----------  ----------
    Total..................................     583,776     421,895     115,009
                                             ----------  ----------  ----------
Net unpaid losses and loss expenses at end
 of year...................................   2,678,341   2,006,873   1,892,302
Reinsurance recoverable on unpaid losses...   1,059,528     104,797      85,378
                                             ----------  ----------  ----------
Gross unpaid losses and loss expenses at
 end of year...............................  $3,737,869  $2,111,670  $1,977,680
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

  The consolidated investment portfolio is divided into three segments. Assets which are required to match and offset certain specifically identified liabilities are segregated in an asset-liability management ("ALM") segment. The second segment, the core portfolio, supports the current general insurance exposures and is structured to have low to moderate investment risk. The remainder of the portfolio, the discretionary segment, is invested to enhance total return and return on equity by taking on additional investment risks within prudent limits. The core and discretionary portfolios are managed by professional outside managers whose performance is measured against certain recognized broad market indices. Written investment guidelines, approved by the Finance Committee, document standards to ensure portfolio liquidity and diversification, maintain credit quality, and limit volatility within approved asset allocation guidelines. The use of financial futures, forwards and options contracts, as well as certain mortgage derivative securities which do not provide a planned stable structure of principal and interest payments, require prior approval from the Finance Committee.

  Funds are invested in both U.S. and non-U.S. dollar denominated high-quality fixed maturity and equity securities. The approved asset allocation targets 20 percent of the consolidated investment portfolio to have an exposure to equities, with international equities limited to no more than 35 percent of total equities. This represents an increase from the period January 1995 to May 1996, when the target equity allocation was 15 percent, with international equities limited to no more than 20 percent of total equities. The remainder of the consolidated portfolio is to be invested predominantly in U.S. dollar fixed income securities. Prior to January 1, 1998, the portfolio had a 5 percent allocation to international bonds. Currency hedging is permitted and used at the discretion of the investment managers. Prior to the first quarter of fiscal 1995, all investments were denominated in U.S. dollars, and total equity exposure was limited to 10 percent of the consolidated investment portfolio.

  The fixed maturity portion of the Company's investment portfolio includes U.S. and non-U.S. government obligations, corporate bonds, mortgage-backed securities, and other investment grade securities. Those fixed income investment managers with authorization to invest a portion of their portfolios in non-U.S. dollar securities are required to hedge a minimum of 75 percent of their total non-U.S. dollar exposure. Previously, currency hedging of fixed income securities was permitted at the discretion of the manager. The Company's investment guidelines limit investments in high yield and convertible bonds rated B or better to 5 percent each of the consolidated investment portfolio. To ensure diversity and limit concentrations of credit risk, no more than 5 percent of the portfolio may be invested in the obligations of any one issuer (other than the U.S. government).

  The asset allocation target allows 5 percent of the consolidated investment portfolio to be invested in alternative investments.

  For additional information regarding the investment portfolio, including breakdowns of the sector and maturity distributions, see note 5 to the consolidated financial statements included in the 1998 Annual Report to Shareholders.

  The trading status of underwriters at Lloyd's in the U.S. is supported by a unique trust fund structure. The trust funds were reviewed and restructured in August 1995 in consultation with the New York Insurance Department ("NYID"), which acts as the domiciliary commissioner for Lloyd's US trust funds held in the state of New York.

REGULATION

 Bermuda

  In Bermuda, the businesses of ACE Bermuda, CODA, Tempest Re and CAT are regulated by the Insurance Act 1978 (as amended by the Insurance Amendment Act
1995) and related regulations (the "Act"). The Act imposes on Bermuda insurance companies solvency and liquidity standards and auditing and reporting requirements and grants the Minister of Finance (the "Minister") powers to supervise, investigate and intervene in the affairs of insurance companies. Under the Act, ACE Bermuda, Tempest Re and CAT are required to maintain capital and surplus in excess of $100 million. CODA requires capital and surplus in excess of $1 million. Each registered insurer must appoint an independent auditor to audit and report on the Statutory Financial Statements and Statutory Financial Return on an annual basis. Each company must also appoint a loss reserve specialist to review and report on the loss reserves of the insurer on an annual basis.

 United Kingdom

  United Kingdom and Lloyd's Regulation

  The Company has established for marketing purposes, a representative office in London, England. However, all underwriting operations continue to be conducted in Bermuda.

  The Company, certain of its UK subsidiaries and substantially all staff employed within the Lloyd's operations are currently subject to the regulatory jurisdiction of the Council of Lloyd's (the "Council"). This jurisdiction arises by virtue of the Company's being a controller of each of the four Lloyd's managing agencies referred to above and the six Corporate Members in which it has an interest. Certain other subsidiaries have also been approved as controllers, and are similarly subject to Lloyd's jurisdiction.

  Under English law, there are restrictions on the interests Lloyd's brokers or their holding companies may have in Lloyd's managing agents or their holding companies.

  The UK government has announced the establishment of the Financial Services Authority ("FSA") as a single regulator to supervise securities, banking and insurance business, including Lloyd's. The FSA will have wide powers to make rules, and it is envisaged these will replace the existing statutory and self regulatory arrangements relevant to these areas. A consultation process has commenced in relation to Lloyd's regulatory framework. The Company and the appropriate subsidiaries will seek any necessary authorizations and permissions in relation to its Lloyd's operations.

  Regulation of Lloyd's Entities in the United States

  Direct business can be written on either a licensed or a non-admitted (which includes surplus lines) basis. Licensed insurers are subject to regulation of both solvency margin and business practices such as premium rate and policy form control. Non-admitted insurers are not subject to rate and form control in most states, but regulators manage the entry to the surplus lines market by imposing minimum solvency and trust requirements for insurers wishing to be deemed "eligible" surplus lines insurers.

  Insurer licensing requirements do not apply to reinsurers and as a result both licensed and non-admitted reinsurers may write reinsurance in the U.S.

  Lloyd's underwriters operate as licensed insurers in Illinois, Kentucky and the U.S. Virgin Islands and as eligible surplus lines insurers in all states except Kentucky and the U.S. Virgin Islands. Underwriters are approved for credit for reinsurance purposes in all states except Michigan, Kansas and Arizona. Cedents in these states may require underwriters to provide alternative funding (such as a letter of credit) to enable them to take credit for reinsurance placed with underwriters at Lloyd's. Similarly, life, accident and health cedents domiciled in New York may require such funding in order to allow them to take credit for reinsurance ceded.

  Prior to August 1995, all US dollar premiums were deposited and held in the Lloyd's American Trust Fund ("LATF"), regardless of the actual of the risk. The LATF continues to support risks for US business incepting prior to August 1995, but the trust fund and accounting arrangements have changed for US dollar business incepting after August 1, 1995. These include the creation of a Lloyd's Dollar Trust Fund in the UK and a series of deposit trust funds in the US. There are additional trust fund arrangements in certain US states.

United States of America
  Non-U.S. Operations

  The Company and its non-U.S. insurance subsidiaries, excluding its Lloyd's operations, are not admitted to do business as insurers in any jurisdiction in the U.S. Each state in the U.S. licenses insurers and prohibits, with some exceptions, the sale of insurance products by non-admitted insurers within their applicable jurisdictions.

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

  Many states impose a premium tax (typically 2 percent to 4 percent of gross premiums) on insureds obtaining insurance from nonadmitted foreign insurers, such as ACE Bermuda and CODA. The premiums charged by the Company do not include any American state premium tax. Each insured is responsible for determining whether it is subject to any such tax and for paying such tax as may be due.

  The U.S. also imposes on policyholders an excise tax on insurance and reinsurance premiums paid to foreign insurers or reinsurers with respect to risks located in the United States. The rates of tax applicable to premiums paid to ACE Bermuda and CODA are 4 percent for insurance premiums and 1 percent for reinsurance premiums.

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

  U.S. Operations

  Although at the present time there is limited federal regulation of the insurance business in the US, the US insurance subsidiaries are subject to extensive regulation in the states in which they do business. The laws of the various states establish supervisory agencies with broad authority to regulate, among other things, licenses to transact business, insurance rates for certain business, policy language, underwriting and claims practices, transactions with affiliates, reserve adequacy, dividends and insurer solvency. In addition, the US insurance subsidiaries are subject to legislative measures and judicial decisions that define the risks and benefits for which insurance is sought and provided. These include redefinitions of insured risk in such areas as product liability and environmental coverages.

  The US Insurance Subsidiaries are required to file detailed annual reports with state insurance regulators in each of the states in which they do business. Such annual reports are required to be prepared on a calendar year basis. In addition, the US Insurance Subsidiaries' operations and accounts are subject to examination at regular intervals by state regulators. The respective reports made referring to the most recent periodic examinations of the US Insurance Subsidiaries, contained no material adverse findings. The US Insurance Subsidiaries are domiciled in the states of New York, Georgia and Texas.

  Statutory surplus is an important measure utilized by the regulators and rating agencies to assess the Company's US Insurance Subsidiaries' ability to support business operations and provide dividend capacity. The Company's US Insurance Subsidiaries are subject to various state statutory and regulatory restrictions that limit the amount of dividends that may be paid without prior approval from regulatory authorities. These restrictions differ by state, but are generally based on calculations incorporating statutory surplus, statutory net income, and/or investment income.

  Insurance company state regulators have adopted Risk Based Capital ("RBC") requirements for the US Insurance Subsidiaries. These RBC requirements are designed to monitor capital adequacy and to raise the level of protection that statutory surplus provides for policyholders. The RBC formula provides a mechanism for the calculation of an insurance company's Authorized Control Level (the "ACL") RBC amount. The initial RBC level which triggers regulatory action is known as the Company Action Level. Failure to achieve this level of RBC, which occurs if policyholders' surplus falls below 200 percent of the ACL, requires the insurance company to submit a plan of corrective action to the relevant insurance commissioner. There are several additional progressive RBC failure levels, which trigger more stringent regulatory action. Based on the RBC formula, at December 31, 1997, which is the most recent RBC calculation, the policyholders' surplus of each of the US Insurance Subsidiaries was higher than the Company Action Level and, as a result, no regulatory action or response is required.

 Ireland

  The Companies were established and operate as limited liability companies under the Laws of Ireland. The relevant Irish Company Law applies to both companies. ACE Bermuda Company Europe Limited must also comply with European Union Insurance Regulations in respect of the 18 Classes of Insurance it is authorised to provide as supervised by the Irish Department of Enterprise, Trade and Employment.

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

  Related Person Insurance Income

  Each U.S. person who beneficially owns Ordinary Shares of the Company (directly or through foreign entities) on the last day of an insurance company subsidiary's fiscal year will have to include in such person's gross income for U.S. tax purposes a proportionate share (determined as described herein) of the related person insurance income ("RPII") of such insurance company subsidiary if the RPII of such insurance company subsidiary, determined on a gross basis, is 20 percent or more of that insurance company subsidiary's gross insurance income in such fiscal year. RPII is income attributable to insurance policies where the direct or indirect insureds are U.S. shareholders or are related to U.S. shareholders of the Company. RPII may be includible in a U.S. shareholder's gross income for U.S. tax purposes regardless of whether or not such shareholder is an insured. For the fiscal year ended September 30, 1998, the Company believes that gross RPII of each of its insurance company subsidiaries was below 20 percent for the year. Although no assurances can be given, the Company anticipates that gross RPII of each of its insurance company subsidiaries will be less than 20 percent of each such subsidiary's gross insurance income for subsequent years and the Company will endeavor to take such steps as it determines to be reasonable to cause its gross RPII to remain below such level.

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

 United Kingdom

  Lloyd's is required to pay U.S. income tax on U.S. connected income ("U.S. income") written by Lloyd's syndicates. Lloyd's has a closing agreement with the IRS whereby the amount of tax due on this business is calculated by Lloyd's and remitted directly to the IRS. These amounts are then charged to the personal accounts of the Names/Corporate Members in proportion to their participation in the relevant syndicates.

  The Company's Corporate Members are subject to this arrangement but, as UK domiciled companies, will receive UK corporation tax credits for any U.S. income tax incurred up to the value of the equivalent UK corporation income tax charge on the U.S. income.

  All the subsidiaries of the Company, which are registered in the UK are subject to UK corporation tax, Value Added Tax and capital gains tax. In addition, the respective Managing Agents are required, on behalf of underwriting members participating on ACE managed syndicates, to account, via Lloyd's, to the UK Tax Authorities for Insurance Premium Taxes.

 Bermuda

  Under current Bermuda law, the Company and its Bermuda subsidiaries are not required to pay any taxes on its income or capital gains. The Company has received an undertaking from the Minister of Finance in Bermuda that, in the event of any taxes being imposed, the Company will be exempt from taxation in Bermuda until March 2016.

 Ireland

  Both companies have received approval from the Irish Government to operate their facilities in the International Financial Services Centre, Dublin (IFSC) and have obtained clearance to have their income arising from trading activities covered under their tax license taxed at 10 percent. This concession is scheduled to apply to both companies until December 31, 2005. Corporation Tax will be levied at the standard rate in Ireland on January 1, 2006 and thereafter to all IFSC companies.

 Cayman Islands

  Under current Cayman Islands law, the Company is not required to pay any taxes on its income or capital gains. The Company has received an undertaking that, in the event of any taxes being imposed, the Company will be exempted from taxation in the Cayman Islands until the year 2013.

EMPLOYEES

  At September 30, 1998, the Company employed a total of 642 persons, 208 of whom were located in Bermuda, 199 in London, 233 in the United States and 2 in Dublin. None of these employees are represented by a labor union.

                      GLOSSARY OF SELECTED INSURANCE TERMS

Catastrophe Excess of Loss Reinsurance.......  Catastrophe excess of loss reinsurance provides coverage to a primary insurer when
                                               aggregate claims and claim expenses from a
                                               single occurrence of a peril covered under
                                               a portfolio of primary insurance contracts
                                               written by the insurer exceed the
                                               attachment point specified in the
                                               reinsurance contract with the insurer.
Claims made form.............................  Insurance coverage which is dependent upon the filing of a claim, which must normally
                                               fall within the policy period.
IBNR loss reserves...........................  The reserves included in the Company's financial statements under the caption
                                               "Unpaid Losses and Loss Expenses" for the
                                               estimated ultimate unpaid liability which
                                               the Company has incurred under the terms of
                                               the Company's policies and agreements, less
                                               case reserves.
Integrated occurrence........................  All losses attributable directly or indirectly to the same event, condition,
                                               cause, defect or hazard or failure to warn
                                               of such which are added together and
                                               treated as one occurrence under an
                                               insured's policy.
Occurrence first reported....................  Manuscripted form of stand-alone insurance coverage offered by the Company, which
                                               generally ties the limits available and
                                               other policy terms to the date on which an
                                               occurrence is first reported to the
                                               Company.
Proportional Property Reinsurance............  Proportional property reinsurance treaties assume a specified percentage of the risk
                                               exposure under a portfolio of primary
                                               insurance contracts written by the ceding
                                               insurer and receive an equal percentage of
                                               the premium received by the ceding insurer.
Risk Excess of Loss Reinsurance..............  Property per risk excess of loss reinsurance responds to a loss of the
                                               reinsured in excess of its retention level
                                               on a single "risk," rather than to
                                               aggregate losses for all covered risks. A
                                               risk in this context might mean the
                                               insurance coverage on one building or a
                                               group of buildings.
Stand alone basis............................  A term referring to an insurance policy which is governed by its own terms,
                                               conditions, exclusions and retention and
                                               does not incorporate the terms, conditions
                                               or exclusions of underlying policies.

ITEM 2. PROPERTIES

  The Company operates from offices in Bermuda, the United Kingdom, the United States and Ireland. In Bermuda, the Company leases its principal offices from a joint venture company in which the Company has a 40 percent interest and there is an agreement with the joint venture partner which ensures the Company's ability to occupy a portion of the building until 2011. The Company is currently building new corporate headquarters in Bermuda that will house its Bermuda-based operations. It is expected that this facility will be available by the end of 2000.

  All other office facilities, including those occupied by Tempest in Bermuda, ACE USA in Atlanta, Georgia; New York, New York; Los Angeles and San Francisco, California; ACE Global Markets in London, England and ACE Europe in Dublin, Ireland are leased. During 1998, ACE Global Markets consolidated the operations of Methuen and ACE London into its current office space and disposed of the two existing leases.

ITEM 3. LEGAL PROCEEDINGS

  The Company and its subsidiaries, in common with the insurance industry in general, are subject to litigation in the normal course of its business. Although the policies issued by the Company's Bermuda-based insurance subsidiaries generally provide for resolution of disputes by arbitration in Bermuda or London, one of these subsidiaries has been sued by insureds several times in the United States and, with one exception which is currently on appeal, has been successful in either being dismissed from such suits or in having such suits dismissed on procedural grounds or stayed pending the results of arbitration. In addition, that same Bermuda subsidiary is occasionally named as a party in Louisiana "direct action" suits by insureds. That subsidiary has sought dismissal of these actions as well and decisions are pending in these actions. At September 30, 1998, the Company and its subsidiaries were not party to any material litigation other than as encountered in claims activity and none of such litigation is expected by management to have a materially adverse effect on the Company's financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year covered by this report.

                       EXECUTIVE OFFICERS OF THE COMPANY

  The table below sets forth the names, ages, positions and business experience of the executive officers of the Company.

            NAME           AGE                      POSITION
            ----           ---                      --------
   Brian Duperreault       51  Chairman, President and Chief Executive Officer &
                                Director
   Donald Kramer           61  Vice Chairman and Director; President and Chief
                                Executive Officer of Tempest Reinsurance Company
                                Limited
   John Charman            46  Chief Executive Officer of ACE UK Limited
   Dominic J. Frederico    45  President of A.C.E. Insurance Company, Ltd.
   William J. Loschert     59  Chairman of ACE UK Limited
   Dennis B. Reding        50  President and Chief Executive Officer of ACE USA
   Christopher Z. Marshall 42  Chief Financial Officer
   Peter N. Mear           54  General Counsel & Secretary
   John C. Burville        51  Chief Actuary
   Robin J.W. Masters      43  Chief Investment Officer
   Keith P. White          55  Chief Administration Officer

  Brian Duperreault has been a director and Chairman, President and Chief Executive Officer of the Company since October 1994. Prior to joining the Company, Mr. Duperreault had been employed with American International Group ("AIG") since 1973 and served in various senior executive positions with AIG and its affiliates from 1978 until September 1994, most recently as Executive Vice President, Foreign General Insurance and, concurrently, as Chairman and Chief Executive Officer of American International Underwriters Inc., a subsidiary of AIG, from April 1994 to September 1994. Mr. Duperreault was President of American International Underwriters Inc. from 1991 to April 1994, and chief executive officer of AIG affiliates in Japan and Korea from 1989 until 1991.

  Donald Kramer has been a director and Vice Chairman of the Company and President of Tempest Reinsurance Company Limited ("Tempest") since July 1996. Mr. Kramer served as Chairman or Co-Chairman of the Board of Tempest from its formation in September 1993 until July 1996. Tempest was acquired by the Company on 1 July 1996. Prior to the formation of Tempest, he was President of Kramer Capital Corporation (venture capital investments) from March to September 1993, President of Carteret Federal Savings Bank (banking) from August 1991 to March 1993, Chairman of the Board of NAC Re Corporation (reinsurance) from June 1985 to June 1993, Chairman of the Board and Chief Executive Officer of KCP Holding Company (insurance) from July 1986 to August 1991 and of its affiliates, KCC Capital Managers (insurance investments) and Kramer Capital Consultants, Inc. (insurance investments), as well as Chairman of the Board of its subsidiary, National American Insurance Company of California (insurance) from September 1988 to August 1991.

  John Charman has served as Chief Executive Officer of ACE UK Limited since July 1998, and continues to act as Active Underwriter to Lloyd's Syndicate 488/2488. Mr. Charman has been the Active Underwriter of Syndicate 488 since July 1986. Mr. Charman previously served as Managing Director of Charman Underwriting Agencies Limited, and since 1994, as Chief Executive of Tarquin Underwriters Limited, the corporate capital provider of Syndicate 2488.

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

  Dennis B. Reding has served as President and Chief Executive Officer of ACE USA since January 1998. Mr. Reding previously served as President and Chief Executive Officer of Westchester Specialty Group, Inc. ("WSG"), a position he held since July 1993. Prior to joining WSG, Mr. Reding served in various senior positions at Fireman's Fund Insurance Company.

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

  Robin J. W. Masters has served as Chief Investment Officer since July 1, 1997. Ms. Masters previously served as Senior Vice President since February 1995 and as Treasurer of the Company since October 1992.

  Keith P. White has served as Chief Administration Officer since July 1, 1997. Mr. White previously served as Senior Vice President, Administration of the Company since January 1990.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S ORDINARY SHARES AND RELATED STOCKHOLDER MATTERS

  (a) The Company's Ordinary Shares, par value $0.041666667 per share, have been listed on the New York Stock Exchange since March 25, 1993, under the symbol ACL. On November 13, 1997, the Company declared a three-for-one split of the Company's stock. The stock split was voted on and approved by the shareholders of the company on February 6, 1998. The record date for determining those shareholders entitled to receive certificates representing additional shares pursuant to the stock split was as of close of business on February 17, 1998. Certificates representing the additional shares of stock were mailed on March 2, 1998.

  The following table sets forth the high and low closing sales prices of the Company's Ordinary Shares per fiscal quarters, as reported on the New York Stock Exchange Composite Tape for the periods indicated:

                                                FISCAL 1998       FISCAL 1997
                                             ----------------- -----------------
                                               HIGH     LOW      HIGH     LOW
                                             -------- -------- -------- --------
      First Quarter......................... 33 31/64 29 43/64 20 3/64  17 29/64
      Second Quarter........................ 40 15/16 30 27/64 22 5/64  18 7/8
      Third Quarter......................... 40 5/16  34 7/16  24 7/8   19 27/64
      Fourth Quarter........................ 42 1/8   26 15/16 32 11/64 24 1/2

  The last reported sale price of the Ordinary Shares on the New York Stock Exchange Composite Tape on December 15, 1998 was $27 11/16.

  (b) The approximate number of record holders of Ordinary Shares as of December 15, 1998 was 439.

  (c) The Company paid quarterly dividends of $0.06 per share to shareholders of record on December 29, 1996 and March 31, 1997, quarterly dividends of $0.0733 per share to shareholders of record on June 30, 1997 and September 30, 1997 and a quarterly dividend of $0.08 per share to shareholders of record on December 13, 1997. Following the approval by the shareholders of the three-for-one stock split the Company paid quarterly dividends of $0.08 per share to shareholders of record on March 31, 1998 and $0.09 per share to shareholders of record on June 30, 1998 and September 30, 1998. On November 13, 1998 the Company declared a quarterly dividend of $0.09 per Ordinary Share, payable on January 16, 1999 to shareholders of record on December 15, 1998.

  The Board of Directors had authorized the repurchase from time to time of the Company's Ordinary Shares in open market and private purchase transactions. On May 9, 1997 the Board of Directors terminated the then existing share repurchase program and authorized a new share program for up to $300 million of the Company's Ordinary Shares. During the first two quarters of fiscal 1998, the Company repurchased 3,521,100 Ordinary Shares under the share repurchase program for an aggregate cost of $107.6 million. No shares were repurchased after March 31, 1998. On July 6, 1998 the Executive Committee of the Board of Directors rescinded all existing authorizations for the repurchase of the Company's Ordinary Shares. During 1997 the Company repurchased 9,093,000 Ordinary Shares under share repurchase programs for an aggregate cost of $182.6 million.

  On April 14, 1998, the Company sold 16.5 million Ordinary Shares for net proceeds of approximately $606 million (For further discussions, see "Management's Discussion and Analysis--Liquidity and Capital Resources").

  ACE is a holding company whose principal source of income is investment income and dividends from its operating subsidiaries. The ability of the operating subsidiaries to pay dividends to ACE and the Company's ability to pay dividends to its shareholders are each subject to legal and regulatory restrictions. The declaration and payment of future dividends will be at the discretion of the Board of Directors and will be dependent upon the profits and financial requirements of the Company and other factors, including legal restrictions on the payment of dividends and such other factors as the Board of Directors deems relevant. See "Management's Discussion and Analysis of Results of Operations and Financial Condition--Liquidity and Capital Resources" in the 1998 Annual Report to Shareholders filed with this Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

  Selected financial data for the five years ended September 30, 1998 is incorporated by reference to page 16 of the 1998 Annual Report to Shareholders filed with this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

  This item is incorporated by reference to pages 18 through 38 of the 1998 Annual Report to Shareholders filed with this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  This item is incorporated by reference to page 35 and 36 of the 1998 Annual Report to Shareholders filed with this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  This item is incorporated by reference to pages 40 through 76 of the 1998 Annual Report to Shareholders filed with this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  There have been no changes in nor any disagreements with accountants on accounting and financial disclosure within the 24 months ended September 30, 1998.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  This item is incorporated by reference to the sections entitled "Election of Directors--Nominees for Election to Terms Expiring in 2000," "Election of Directors--Nominees for Election to Terms Expiring in 2001" and "Election of Directors--Directors Whose Terms of Office Will Continue After This Meeting" of the definitive proxy statement for the Annual General Meeting of Shareholders to be held on February 5, 1999, which involves the election of directors and will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION

  This item is incorporated by reference to the section entitled "Executive Compensation" of the definitive proxy statement for the Annual General Meeting of Shareholders to be held on February 5, 1999, which will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

ITEM 12. SECURITY OWNERSHIP AND CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  This item is incorporated by reference to the section entitled "Beneficial Ownership of Ordinary Shares" of the definitive proxy statement for the Annual General Meeting of Shareholders to be held on February 5, 1999, which will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  This item is incorporated by reference to the section entitled "Election of Directors--Certain Business Relationships" of the definitive proxy statement for the Annual General Meeting of Shareholders to be held on February 5, 1999, which will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

  (a) FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

    1. Financial Statements

      The following is a list of financial statements filed as part of this Report, all of which have been incorporated by reference to the material in the 1998 Annual Report to Shareholders as described under item 8 of this Report:

              --Report of Independent Accountants
              --Consolidated Balance Sheets at September 30, 1998 and 1997 --Consolidated Statements of Operations for the years ended
               September 30, 1998, 1997 and 1996
              --Consolidated Statements of Shareholders' Equity for the years ended September 30, 1998, 1997 and 1996
              --Consolidated Statements of Cash Flows for the years ended
               September 30, 1998, 1997 and 1996
              --Notes to Consolidated Financial Statements.

    2. Financial Statement Schedules

      Included in Part IV of this report.

                                                                  SCHEDULE
                                                                   NUMBER  PAGE
                                                                  -------- ----
         --Report of Independent Accountants on financial
          statement schedules included in Form 10-K                         32
         --Summary of Investments                                     I     33
         --Condensed financial information of the Registrant as
          of September 30, 1998 and 1997 and for the years ended
          September 30, 1998, 1997 and 1996                          II     34
         --Supplemental information concerning Property/Casualty
          Insurance Operations                                       VI     37

  Other schedules have been omitted as they are not applicable to the Company, or the required information has been included in the financial statements and related notes.

    3. Exhibits

     2.1 Agreement and Plan of Amalgamation, dated as of March 14, 1996, by and among ACE Limited, TRCL Acquisition Limited and Tempest
               Reinsurance Company Limited (incorporated by reference to
               Exhibit 2.1 to Form S-4 of the Company (No. 333-04153)).
     2.2 Stock Purchase Agreement, dated September 18, 1997 by and between ACE Limited and Talagen Holdings, Inc.

      2.3      Tax Allocation and Indemnification Agreement, dated September
               18, 1997 by and among Xerox Financial Services, Inc., Talagen
               Holdings, Inc., Westchester Specialty Group and ACE Limited.
      2.4 Stock Purchase Agreement dated as of March 25, 1998, by and among ACE Limited, CAT Limited and the selling shareholders named therein (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-3 of the Company (No. 333-
               49257)).
      2.5      Share Purchase Agreement dated June 15, 1998, by and among J.R.
               Charman & Others, Chairman Group Limited, Tarquin Limited and
               ACE Limited (incorporated by reference to Exhibit 2.1 to Form 8-
               K current report (date of earliest event reported: July 9, 1998) pertaining to the completion of the acquisition of Tarquin
               Limited).
      3.1      Memorandum of Association of the Company.
      3.2      Articles of Association of the Company.
      4.1      Memorandum of Association of the Company (see Exhibit 3.1).
      4.2      Articles of Association of the Company (see Exhibit 3.2).
      4.3 Specimen certificate representing Ordinary Shares, (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of the Company (No. 33-57206)).
     10.1*     Employment Agreement dated December 23, 1985, between ACE
               Limited, A.C.E. Insurance Company Ltd., and William J. Loschert,
               (incorporated by reference to Exhibit 10.8 to the Registration
               Statement on Form S-1 of the Company (No. 33-57206)).
     10.2*     Employment Agreement dated January 1, 1986, between ACE Limited,
               A.C.E. Insurance Company Ltd., and Christopher Z. Marshall,
               (incorporated by reference to Exhibit 10.9 to the Registration
               Statement on Form S-1 of the Company (No. 33-57206)).
     10.3* ACE Limited Annual Performance Incentive Plan, (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form
               S-1 of the Company (No. 33-57206)).
     10.4* ACE Limited Equity Linked Incentive Plan, (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form
               S-1 of the Company (No. 33-57206)).
     10.5*     Amendment to ACE Limited Equity Linked Incentive Plan,
               (incorporated by reference to Exhibit 10.15 to the Registration
               Statement on Form S-1 of the Company (No. 33-57206)).
     10.6* ACE Limited Employee Retirement Plan, (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-1 of the Company (No. 33-57206)).
     10.7*     First Amendment to ACE Limited Employee Retirement Plan,
               (incorporated by reference to Exhibit 10.22 to the Registration
               Statement on Form S-1 of the Company (No. 33-57206)).
     10.8*     Second Amendment to ACE Limited Employee Retirement Plan,
               (incorporated by reference to Exhibit 10.23 to the Registration
               Statement on Form S-1 of the Company (No. 33-57206)).
     10.9*     Third Amendment to ACE Limited Employee Retirement Plan,
               (incorporated by reference to Exhibit 10.24 to the Registration
               Statement on Form S-1 of the Company (No. 33-57206)).
     10.10* ACE Limited Supplement Retirement Plan, (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form
               S-1 of the Company (No. 33-57206)).
     10.11*    First Amendment to ACE Limited Supplement Retirement Plan,
               (incorporated by reference to Exhibit 10.26 to the Registration
               Statement on Form S-1 of the Company (No. 33-57206)).
     10.12*    Second Amendment to ACE Limited Supplement Retirement Plan,
               (incorporated by reference to Exhibit 10.27 to the Registration
               Statement on Form S-1 of the Company (No. 33-57206)).

     10.13*    Form of restricted stock award dated August 24, 1993 to ACE
               Limited Directors, (incorporated by reference to Exhibit 10.39 to Form 10-K of the Company for the year ended September 30,
               1993).
     10.14* Employment Agreement, dated October 1, 1994, between ACE Limited and Brian Duperreault, (incorporated by reference to Exhibit
               10.42 to Form 10-K of the Company for the year ended September
               30, 1994).
     10.15* Option and Restricted Share Agreement, dated October 1, 1994, between ACE Limited and Brian Duperreault, (incorporated by reference to Exhibit 10.43 to Form 10-K of the Company for the year ended September 30, 1994).
     10.16*    Consulting Agreement, effective October 1, 1994, between ACE
               Limited and Walter A. Scott, (incorporated by reference to
               Exhibit 10.44 to Form 10-K of the Company for the year ended
               September 30, 1994).
     10.17* Employment Agreement, dated January 9, 1995, between ACE Limited and Dominic J. Frederico, (incorporated by reference to Exhibit
               10.45 to Form 10-K of the Company for the year ended September
               30, 1995).
     10.18*    Second amendment to ACE Limited Equity Linked Incentive Plan,
               (incorporated by reference to Exhibit 10.45 to Form 10-K of the Company for the year ended September 30, 1995).
     10.20* Employment Agreement, dated April 1, 1996, between ACE Limited and Peter N. Mear, (incorporated by reference to Exhibit 10.48 to Form 10-Q of the Company for the quarter ended June 30,
               1996).
     10.21* ACE Limited 1995 Long Term Incentive Plan, (incorporated by reference to Exhibit 10.35 to Form 10-Q of the Company for the quarter ended March 31, 1996).
     10.22*    Employee Stock Purchase Plan, (incorporated by reference to
               Exhibit 10.36 to Form 10-Q of the Company for the quarter ended
               March 31, 1996).
     10.23*    1995 Outside Directors Plan, (incorporated by reference to
               Exhibit 10.37 to Form 10-Q of the Company for the quarter ended
               March 31, 1996).
     10.24* ACE Limited 1996 Tempest Replacement Option Plan, (incorporated by reference to Exhibit 10.24 to Form 10-K of the Company for the year ended September 30, 1996).
     10.25 Credit Agreement between the Company and a syndicate of banks dated November 15, 1996.
     10.26 Reimbursement Agreement and Pledge Agreement between the Company and a syndicate of banks dated November 22, 1996.
     10.27*    First Amendment of ACE Limited 1995 Long Term Incentive Plan,
               (incorporated by reference to Exhibit 10.27 to Form 10-K of the Company for the year ended September 30, 1996).
     10.28*    Third Amendment to Equity Linked Incentive Plan--Stock
               Appreciation Right Plan, (incorporated by reference to Exhibit
               10.28 to Form 10-Q of the Company for the quarter ended March
               31, 1997).
     10.29*    First Amendment of ACE Limited 1995 Outstanding Directors Plan,
               (incorporated by reference to Exhibit 10.29 to Form 10-Q of the Company for the quarter ended June 30, 1997).
     10.30     364 day Credit Agreement dated as of December 11, 1997 among ACE
               Limited, A.C.E. Insurance Company Ltd., Corporate Officers &
               Directors Assurance Ltd, and Tempest Reinsurance Company
               Limited, the Banks listed on the signature pages hereof and Morgan Guaranty Trust Company of New York, as Administrative
               Agent, (incorporated by reference to exhibit 10.30 to form 10-K of the Company for the year ended September 30, 1997).

     10.31     Five year Credit Agreement dated as of December 11, 1997 among
               ACE Limited, A.C.E. Insurance Company Ltd., Corporate Officers &
               Directors Assurance Ltd, and Tempest Reinsurance Company
               Limited, the Banks listed on the signature pages hereof and
               Morgan Guaranty Trust Company of New York, as Administrative
               Agent, (incorporated by reference to exhibit 10.31 to form 10-K of the Company for the year ended September 30, 1997).
     10.32     Amended and Restated Reimbursement Agreement dated as of
               December 11, 1997 among A.C.E. Insurance Company Ltd., the Banks listed on the signature pages hereof and Morgan Guaranty Trust
               Company of New York, as Issuing Bank and Administrative Agent,
               (incorporated by reference to exhibit 10.32 to form 10-K of the
               Company for the year ended September 30, 1997).
     10.33     Term Loan Agreement dated as of December 11, 1997 among ACE US
               Holdings, Inc., ACE Limited, the Banks listed on the signature pages hereof and Morgan Guaranty Trust Company of New York, as
               Administrative Agent, (incorporated by reference to exhibit
               10.33 to form 10-K of the Company for the year ended September
               30, 1997).
     10.34*    ACE Limited Elective Deferred Compensation Plan, (incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company for the
               quarter ended December 31, 1997).
     10.35*    ACE Limited Rules of the Approved U.K. Stock Option Program,
               (incorporated by reference to Exhibit 10.1 to Form 10-Q of the
               Company for the quarter ended December 31, 1997).
     10.36*    ACE Limited 1998 Long-Term Incentive Plan.
     10.37     ACE US Holdings, Inc. Credit Sensitive Senior Notes due 2008
               Indenture dated as of October 27, 1998.
     13.1      Pages 16 through 76 of the 1998 Annual Report to Shareholders.
     21.1      Subsidiaries of the Company.
     23.1      Consent of PricewaterhouseCoopers LLP.
     27.1      Financial Data Schedule.
     99.1      Summary of taxation of ACE, its subsidiaries and shareholders.

--------
*Management Contract or Compensation Plan

  (b) REPORTS ON FORM 8-K

    Other than as previously reported in the Form 10-Q of the Company for the quarter ended June 30, 1998, there were no reports on Form 8-K filed during the quarter.

           REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT
                        SCHEDULES INCLUDED IN FORM 10-K

  Our report on the consolidated financial statements of ACE LIMITED AND SUBSIDIARIES has been incorporated by reference in this Form 10-K from page 43 of the 1998 Annual Report to Shareholders of ACE Limited. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in item 14 of this Form 10-K.

  In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as whole, present fairly, in all material respects, the information required to be included therein.

                                          PricewaterhouseCoopers llp

New York, New York
November 4, 1998

                                   SCHEDULE I

       SUMMARY OF INVESTMENTS--OTHER THAN INVESTMENTS IN RELATED PARTIES

                          ACE LIMITED AND SUBSIDIARIES

                               SEPTEMBER 30, 1998

                                                                    AMOUNT AT
                                             COST OR               WHICH SHOWN
                                            AMORTIZED                IN THE
                                               COST    FAIR VALUE BALANCE SHEET
                                            ---------- ---------- -------------
                                              (IN THOUSANDS OF U.S. DOLLARS)
FIXED MATURITIES:
  Bonds:
    U.S. Treasury and agency............... $  771,678 $  796,535  $  796,535
    Non-U.S. governments...................    122,233    126,998     126,998
    Corporate securities...................  2,265,755  2,339,786   2,339,786
    Mortgage-backed securities.............  1,710,591  1,751,769   1,751,769
    States, municipalities and political
     subdivision...........................     40,535     41,719      41,719
                                            ---------- ----------  ----------
      Total fixed maturities...............  4,910,792  5,056,807   5,056,807
                                            ---------- ----------  ----------
EQUITY SECURITIES:
  Common stock:
    Public utilities.......................      7,248      5,753       5,753
    Banks, trust and insurance companies...     33,531     30,490      30,490
    Industrial, miscellaneous and all
     other.................................    157,422    153,349     153,349
  Non redeemable preferred stock...........        246        125         125
                                            ---------- ----------  ----------
      Total equity securities..............    198,447    189,717     189,717
                                            ---------- ----------  ----------
  Other investments........................    156,758    156,646     156,646
  Short-term investments and cash..........    797,950    797,904     797,904
                                            ---------- ----------  ----------
      Total investments and cash........... $6,063,947 $6,201,074  $6,201,074
                                            ========== ==========  ==========

                                  SCHEDULE II

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                          ACE LIMITED AND SUBSIDIARIES

                      BALANCE SHEETS (PARENT COMPANY ONLY)

                          SEPTEMBER 30, 1998 AND 1997

                                                           1998        1997
                                                        ----------  ----------
                                                        (IN THOUSANDS OF U.S.
                                                              DOLLARS)
ASSETS
Investments and cash
  Investments in subsidiaries and affiliate on equity
   basis............................................... $3,635,641  $2,850,585
  Other investments, at cost...........................     33,465      33,151
  Cash.................................................      6,057      17,770
                                                        ----------  ----------
    Total investments and cash.........................  3,675,163   2,901,506
Due from subsidiaries and affiliates, net..............     56,857      14,272
Other assets...........................................      6,719      10,891
                                                        ----------  ----------
    Total assets....................................... $3,738,739  $2,926,669
                                                        ==========  ==========
LIABILITIES
Advances from affiliate................................ $      --   $  122,270
Accounts payable and accrued liabilities...............      6,776       6,807
Dividend payable.......................................     17,693      12,436
Due to subsidiaries and affiliates, net................        --          --
                                                        ----------  ----------
    Total liabilities..................................     24,169     141,513
                                                        ----------  ----------
SHAREHOLDERS' EQUITY
Ordinary Shares........................................      8,066       7,508
Additional paid-in capital.............................  1,765,261   1,177,954
Unearned stock grant compensation......................     (6,181)     (1,993)
Net unrealized appreciation on investments.............    127,845     196,655
Cumulative translation adjustment......................       (275)      1,568
Retained earnings......................................  1,819,554   1,403,464
                                                        ----------  ----------
    Total shareholders' equity.........................  3,714,270   2,785,156
                                                        ----------  ----------
    Total liabilities and shareholders' equity......... $3,738,739  $2,926,669
                                                        ==========  ==========

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                          ACE LIMITED AND SUBSIDIARIES

                 STATEMENTS OF OPERATIONS (PARENT COMPANY ONLY)

             FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996

                                                    1998      1997      1996
                                                  --------  --------  --------
                                                    (IN THOUSANDS OF U.S.
                                                           DOLLARS)
Revenues
  Management fees................................ $    --   $ 26,601  $ 21,081
  Investment income, including intercompany
   interest income...............................  (12,514)  (17,348)   (6,881)
  Equity in net income of subsidiaries and
   affiliate.....................................  616,658   522,368   351,245
  Net realized losses on investments.............       (6)      (16)      --
                                                  --------  --------  --------
                                                   604,138   531,605   365,445
Expenses
  Administrative expenses........................  (43,987)  (28,880)  (37,826)
                                                  --------  --------  --------
    Net income................................... $560,151  $502,725  $327,619
                                                  ========  ========  ========

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                          ACE LIMITED AND SUBSIDIARIES

                 STATEMENTS OF CASH FLOWS (PARENT COMPANY ONLY)

             FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996

                                                 1998       1997       1996
                                               ---------  ---------  ---------
Cash flows from operating activities
  Net income.................................. $ 560,151  $ 502,725  $ 327,619
  Adjustments to reconcile net income to net
   cash provided by operation activities
    Equity in net income of subsidiaries and
     affiliate................................  (616,658)  (522,368)  (351,245)
    Realized losses on investments............         6         16        --
    Amounts due to subsidiaries and affiliate,
     net......................................   (41,585)    (6,944)    (4,036)
    Accounts payable and accrued liabilities..       (33)   (10,004)     6,625
    Accrued interest on advance to affiliate..   (18,250)     3,978     (9,729)
    Other.....................................     2,405     (6,804)    (3,957)
                                               ---------  ---------  ---------
      Net cash flows used for operating
       activities.............................  (114,966)   (39,401)   (34,723)
                                               ---------  ---------  ---------
Cash flow from investing activities
  Dividends received from subsidiaries........   365,000    190,000    135,000
  Capitalization of subsidiary................  (856,477)       --      74,123
  Advances to affiliate.......................       --    (241,000)  (284,620)
  Repayment of advances to affiliate..........       --     (19,817)       --
  Other.......................................      (314)       --         --
                                               ---------  ---------  ---------
      Net cash used for investing activities..  (491,791)   (70,817)   (75,497)
                                               ---------  ---------  ---------
Cash flows from financing activities
  Repurchase of Ordinary Shares...............  (107,644)  (182,648)   (57,931)
  Dividends paid..............................   (54,389)   (43,028)   (27,685)
  Net proceeds from issuance of Ordinary
   Shares.....................................   605,899        --         --
  Proceeds from bank debt.....................   635,000        --         --
  Repayment of bank debt......................  (385,000)       --         --
  Proceeds from exercise of options for
   shares.....................................     4,243      2,191         28
  Proceeds from shares issued under ESPP......       955        --         --
  Proceeds from shares issued under SAR Plan..       --       4,156        --
  Advances from affiliate.....................   504,600    525,020    198,050
  Loan Repayments.............................  (608,620)  (180,000)       --
                                               ---------  ---------  ---------
      Net cash from financing activities......   595,044    125,691    112,462
                                               ---------  ---------  ---------
Net increase (decrease) in cash...............   (11,713)    15,473      2,242
Cash--beginning of year.......................    17,770      2,297         55
                                               ---------  ---------  ---------
Cash--end of year............................. $   6,057  $  17,770  $   2,297
                                               =========  =========  =========

                                  SCHEDULE VI

                         ACE LIMITED AND SUBSIDIARIES

       SUPPLEMENTARY INFORMATION CONCERNING PROPERTY/CASUALTY OPERATIONS

                                                                       LOSSES AND LOSS
                              RESERVES                                    EXPENSES
                             FOR UNPAID                              INCURRED RELATED TO  AMORTIZATION   PAID
                  DEFERRED     LOSSES                        NET     -------------------  OF DEFERRED   LOSSES    NET
                 ACQUISITION  AND LOSS  UNEARNED  EARNED  INVESTMENT  CURRENT    PRIOR    ACQUISITION  AND LOSS PREMIUMS
                    COSTS     EXPENSES  PREMIUM  PREMIUM    INCOME     YEAR      YEAR        COSTS     EXPENSES WRITTEN
                 ----------- ---------- -------- -------- ---------- -------------------  ------------ -------- --------
                                                     (IN THOUSANDS OF U.S. DOLLARS)
1998............   $76,445   $2,678,341 $773,702 $894,303  $324,254  $ 534,021 $ (17,129)   $105,654   $583,776 $880,973
1997............   $51,191   $2,006,873 $510,231 $805,372  $253,440  $ 486,140       --     $ 85,762   $421,895 $789,773
1996............   $56,313   $1,892,302 $515,962 $755,840  $213,701  $ 520,277       --     $ 96,518   $115,009 $781,884

                                   SIGNATURE

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          ACE Limited

                                              /s/ Christopher Z. Marshall
                                          By: _________________________________
                                                  Christopher Z. Marshall
                                                  Chief Financial Officer

December 17, 1998

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----
     /s/ Brian Duperreault
------------------------------------
         Brian Duperreault           Chairman, President and
                                      Chief Executive Officer;
                                      Director                     December 17, 1998
  /s/ Christopher Z. Marshall
------------------------------------
      Christopher Z. Marshall        Chief Financial Officer
                                      (Principal Financial and
                                      Accounting Officer)          December 17, 1998
       /s/ Donald Kramer
------------------------------------
           Donald Kramer             Vice Chairman; Director       December 17, 1998
      /s/ Michael G. Atieh
------------------------------------
          Michael G. Atieh           Director                      December 17, 1998
     /s/ Bruce L. Crockett
------------------------------------
         Bruce L. Crockett           Director                      December 17, 1998

    /s/ Jeffrey W. Greenberg
------------------------------------
        Jeffrey W. Greenberg         Director                      December 17, 1998
     /s/ Meryl D. Hartzband
------------------------------------
         Meryl D. Hartzband          Director                      December 17, 1998
    /s/ Robert M. Hernandez
------------------------------------
        Robert M. Hernandez          Director                      December 17, 1998

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----
       /s/ Peter Menikoff
------------------------------------
           Peter Menikoff            Director                      December 17, 1998
       /s/ Thomas J. Neff
------------------------------------
           Thomas J. Neff            Director                      December 17, 1998
      /s/ Glen M. Renfrew
------------------------------------
          Glen M. Renfrew            Director                      December 17, 1998
        /s/ Robert Ripp
------------------------------------
            Robert Ripp              Director                      December 17, 1998
      /s/ Walter A. Scott
------------------------------------
          Walter A. Scott            Director                      December 17, 1998
     /s/ Dermot F. Smurfit
------------------------------------
         Dermot F. Smurfit           Director                      December 17, 1998
      /s/ Robert W. Staley
------------------------------------
          Robert W. Staley           Director                      December 17, 1998
       /s/ Gary M. Stuart
------------------------------------
           Gary M. Stuart            Director                      December 17, 1998
      /s/ Sidney F. Wentz
------------------------------------
          Sidney F. Wentz            Director                      December 17, 1998