Form 10-K/A
period 1998-09-30
ACE LTD
filed 1999-02-11
CIK 896159

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ----------------
                                  FORM 10-K/A

  [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
             SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended September 30, 1998

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 1-11778

                                ----------------

                                  ACE LIMITED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            CAYMAN ISLANDS                           98-0091805
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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             EXPLANATORY STATEMENT


This Annual Report on Form 10-K/A amends and restates the following information which was previously incorporated by reference in the registrant's Annual Report on Form 10-K for the year ended September 30, 1998 which was filed on December 18, 1998 (the "Original 10-K"): (i) Note 14 - Condensed Unaudited Quarterly Financial Data of Notes to Consolidated Financial Statements of the registrant incorporated by reference in response to Part II, Item 8 - Financial Statements and Supplementary Data and (ii) the portion of registrant's definitive proxy statement relating to its Annual General Meeting of Shareholders held on February 5, 1999 and incorporated by reference in response to Part III,
Item 12-Security Ownership of Certain Beneficial Owners and Management.

Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following amends and restates Note 14 - Condensed Unaudited Quarterly Financial Data of Notes to Consolidated Financial Statements of the registrant incorporated by reference in response to Part II, Item 8 - Financial Statements and Supplementary Data of the Original 10-K.

14. Condensed Unaudited Quarterly Financial Data

1998                                                     First     Second     Third     Fourth
                                                        Quarter    Quarter   Quarter    Quarter
                                                        --------  --------   --------  --------
                                                         (in thousands, except per share data)

Adjusted for pooling-of-interests
Net premiums earned                                     $205,330  $221,475   $246,350  $221,148
Net investment income                                     63,672    78,283     93,011    89,288
Net realized gains (losses)
 on investments                                           27,493   145,616     69,448   (54,172)
                                                        --------  --------   --------  --------
  Total revenues                                        $296,495  $445,374   $408,809  $256,264
                                                        ========  ========   ========  ========
Losses and loss expenses                                $122,255  $129,780   $146,233  $118,624
                                                        ========  ========   ========  ========
Net income                                              $122,210  $247,901   $176,528  $ 13,512
                                                        ========  ========   ========  ========
Diluted Earnings per share                                 $0.67     $1.37      $0.90     $0.07
                                                        ========  ========   ========  ========
As originally reported
Net premiums earned                                     $167,821  $184,746   $213,126  $221,148
Net investment income                                     58,413    73,129     88,151    89,288
Net realized gains (losses)
 on investments                                           27,492   145,616     68,791   (54,172)
                                                        --------  --------   --------  --------
   Total revenues                                       $253,726  $403,491   $370,068  $256,264
                                                        ========  ========   ========  ========
Losses and loss expenses                                $109,161  $116,265   $134,305  $118,624
                                                        ========  ========   ========  ========
Net income                                              $112,816  $236,205   $171,463  $ 13,512
                                                        ========  ========   ========  ========
Diluted Earnings per share                                 $0.67     $1.41      $0.95     $0.07
                                                        ========  ========   ========  ========



1997                                                     First     Second     Third     Fourth
                                                        Quarter    Quarter   Quarter    Quarter
                                                        --------  --------   --------  --------
                                                         (in thousands, except per share data)
Adjusted for pooling-of-interests
Net premiums earned                                     $206,919  $199,150   $202,965  $196,338
Net investment income                                     62,867    61,160     64,303    65,110
Net realized gains (losses)
 on investments                                           41,580    (2,480)    45,788  $ 42,814
                                                        --------  --------   --------  --------
  Total revenue                                         $311,366  $257,830   $313,056  $304,262
                                                        ========  ========   ========  ========
Losses and loss expenses                                $123,019  $117,350   $123,900  $121,871
                                                        ========  ========   ========  ========
Net income                                              $138,443  $ 87,676   $139,915  $136,691
                                                        ========  ========   ========  ========
Diluted Earnings per share                                 $0.72     $0.46      $0.76     $0.74
                                                        ========  ========   ========  ========
As originally reported
Net premiums earned                                     $164,400  $158,641   $163,605  $158,192
Net investment income                                     59,738    58,094     59,545    60,446
Net realized gains (losses)
 on investments                                           41,723    (2,339)    45,786    42,812
                                                        --------  --------   --------  --------
  Total revenues                                        $265,861  $214,396   $268,936  $261,450
                                                        ========  ========   ========  ========
Losses and loss expenses                                $110,150  $105,290   $111,380  $109,121
                                                        ========  ========   ========  ========
Net income                                              $125,741  $ 77,949   $130,038  $127,626
                                                        ========  ========   ========  ========
Diluted Earnings per share                                 $0.71     $0.45      $0.77     $0.75
                                                        ========  ========   ========  ========

Part III

ITEM 12. SECURITY OWNERSHIP AND CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The following amends and restates the portion of registrant's definitive proxy statement relating to its Annual General Meeting of Shareholders held on February 5, 1999 and incorporated by reference in response to Part III,
Item 12 - Security Ownership of Certain Beneficial Owners and Management in the Original 10-K.


                    BENEFICIAL OWNERSHIP OF ORDINARY SHARES

Directors and Officers

  The following tables set forth information, as of 4 December 1998, with respect to the beneficial ownership of Ordinary Shares by Brian Duperreault, the Company's Chairman, President and Chief Executive Officer (the Company's "CEO"), the Company's other four most highly compensated executive officers (the "Named Executive Officers"), each of the Company's directors and by all directors and executive officers of the Company as a group. Unless otherwise indicated, the named individual has sole voting and investment power over the Ordinary Shares under the column "Ordinary Shares Beneficially Owned." The Ordinary Shares owned by each director and each Named Executive Officer constitute less than one percent of the outstanding Ordinary Shares. The Ordinary Shares owned by all directors and executive officers as a group constitute approximately 4.2% of the outstanding Ordinary Shares.

                                              Ordinary
                                   Ordinary    Shares
                                    Shares     Subject   Restricted
                                 Beneficially    to       Ordinary
      Name of Beneficial Owner      Owned     Option(1)   Shares(2)
      ------------------------   ------------ ---------  ----------
      Brian Duperreault.......     273,059      675,000   280,000
      Donald Kramer...........     108,723    1,032,730    20,725
      Dominic J. Frederico....      10,082      115,000    89,850
      William J. Loschert (3).     106,019      336,000    18,875
      Christopher Z. Marshall.      97,325      324,000    48,850
      Michael G. Atieh (3)....       6,189          --      1,068
      Bruce L. Crockett (3)...       5,786          --      1,068
      Jeffrey W. Greenberg (4)      22,311          --      1,068
      Meryl D. Hartzband (4)..         --           --        --
      Robert M. Hernandez (3).      19,819          --      1,068
      Peter Menikoff (3)......      14,275          --      1,068
      Thomas J. Neff (3)......       2,429          --      1,068
      Glen M. Renfrew.........       5,400          --      1,068
      Robert Ripp (3).........       7,689          --      1,068
      Walter A. Scott (3).....     226,184      305,000     1,068
      Dermot F. Smurfit.......         441          --      1,068
      Robert W. Staley (4)....       7,611          --      1,068
      Gary M. Stuart (3)......       5,289          --      1,068

                                                      Ordinary
                                           Ordinary    Shares
                                            Shares     Subject   Restricted
                                         Beneficially    to       Ordinary
           Name of Beneficial Owner         Owned     Option(1)   Shares(2)
           ------------------------      ------------ ---------  ----------
      Sidney F. Wentz (5)...............     11,188         --      1,068
      All directors and executive offi-
       cers as a group
       (25 individuals) (6).............  4,306,571   3,278,530   547,184

--------
(1) Represents Ordinary Shares which the reporting person has the right to acquire within 60 days of 4 December 1998 pursuant to options.

(2) The reporting person has the right to vote (but not dispose of) the Ordinary Shares listed under "Restricted Ordinary Shares."

(3) The amounts included under "Ordinary Shares Beneficially Owned" and "Restricted Ordinary Shares" include certain Ordinary Shares for which the reporting person has elected to defer receipt. The reporting person has the right to dispose of (but not to vote) such Ordinary Shares.

(4) Mr. Greenberg, Ms. Hartzband and Mr. Staley serve as officers or are otherwise affiliated with significant shareholders of the Company. The number of Ordinary Shares beneficially owned by such shareholders is set forth below.

(5) Includes 6,000 Ordinary Shares owned by Mr. Wentz's wife.

(6) Includes Ordinary Shares indirectly owned.

  Each of the Company's directors named below is an officer of or otherwise affiliated with a significant shareholder of the Company. The following table sets forth the name of each such director, the name of the affiliated shareholder (or the ultimate parent of such shareholder) and the number of Ordinary Shares beneficially owned as of 11 December 1998, by such shareholder (or the ultimate parent of such shareholder).

                                                                                  Percent
                                                                                    of
                                                                      Number of    Total
                                                                      Ordinary   Ordinary
                                     Name of Shareholder               Shares     Shares
   Name                                                                         Outstanding
   ----                              -------------------              --------- -----------
Jeffrey W. Greenberg.... Marsh & McLennan Risk Capital Holdings, Ltd. 3,790,113    1.96%
Meryl D. Hartzband...... J. P. Morgan & Co. Incorporated              3,205,020    1.66%
Robert W. Staley........ Emerson Electric Co.                           621,816      *

--------
* Represents less than one percent of the outstanding Ordinary Shares.

Other Beneficial Owners

  The following table sets forth information regarding each person known by the Company (including corporate groups) to own of record or beneficially own more than five percent of the Company's outstanding Ordinary Shares as of the dates indicated below.

                                                         Number of
                                                           Shares    Percent
                                                        Beneficially   of
            Name and Address of Beneficial Owner           Owned      Class
            ------------------------------------        ------------ -------
      Oppenheimer Capital (1)..........................  27,449,329   14.17%
       Oppenheimer Tower
       World Financial Center
       New York, New York 10281
      American Express Financial Corporation (2).......  13,284,319    6.86%
       IDS Tower--10
       Minneapolis, Minnesota 55440-0010
      Wellington Management Company (3)................  12,699,204    6.56%
       75 State Street
       Boston, Massachusetts 02109


                                                          Number of
                                                            Shares    Percent
                                                         Beneficially   of
             Name and Address of Beneficial Owner           Owned      Class
             ------------------------------------        ------------ -------
      Jennison Associates (4)...........................  10,563,900   5.46%
       466 Lexington Avenue
       New York, NY 10017
      State Street Research & Management Company (5)....   9,227,400   4.77%
       One Financial Center, 30th Floor
       Boston, Massachusetts 02111-2690

--------
(1) Based upon information contained in a Schedule 13G filed by Oppenheimer Capital ("Oppenheimer") on 10 March 1998, information contained in a 13F filed on 14 August 1998 for the quarter ending 30 June 1998 by PIMCO Advisers L.P. on behalf of Oppenheimer, and information provided by Oppenheimer as of 4 December 1998. According to such Schedules 13G and 13F, Oppenheimer is a registered investment advisor under Section 203 of the Investment Advisers Act of 1940. As a result of Oppenheimer's role as investment adviser, it may be deemed to be the beneficial owner of the 27,449,329 Ordinary Shares having the sole power to dispose of and vote the shares under its written guidelines established by its Management Board.

(2) Based upon information contained in a Schedule 13G jointly filed by American Express Company and American Express Financial Corporation on 29 January 1998, information contained in a Schedule 13F-E filed on 21 October 1998 and information provided by American Express Financial Corporation as of 7 December 1998. According to such Schedules 13G and 13F-E, American Express Company is a Parent Holding Company in accordance with Rule 13d-1(b)(1)(ii)(G) and American Express Financial Corporation is a registered investment adviser under Section 203 of the Investment Advisers Act of 1940.

(3) Based on information contained in a Schedule 13G filed by Wellington Management Company, LLP ("WMC") on 12 February 1998, information contained in a Schedule 13F filed on 13 November 1998, and information provided by WMC as of 7 December 1998. WMC is a registered investment adviser under the Investment Advisers Act of 1940 and a Parent Holding Company, in accordance with Rule 13d-1(b)(1)(ii)(G), of Wellington Trust Company, NA, 75 State Street, Boston, MA 02109, a wholly-owned subsidiary of WMC, and a bank as defined in Section 3(a)(6) of the Securities Exchange Act of 1934. As of 7 December 1998, WMC, in its capacity as investment adviser, may be deemed to have beneficial ownership of 12,699,204 Ordinary Shares that are owned by numerous investment advisory clients, none of which is known to have such interest with respect to more than five percent of the class.

(4) Based upon information obtained from Jennison Associates as of 4 December 1998.

(5) Based upon information obtained from State Street Research & Management Company ("SSRM") as of 4 December 1998. SSRM is a registered investment advisor under Section 203 of the Investment Advisers Act of 1940. As of 4 December 1998, the 9,227,400 Ordinary Shares reported above were owned by various investment advisory clients of SSRM, none of which has such interest with respect to more than five percent of the class. SSRM disclaims any beneficial ownership in such shares.

  Other than as disclosed above, there are no persons who own of record, or are known by the Company to beneficially own, as of 4 December 1998, more than five percent of the Company's outstanding Ordinary Shares.

                                   SIGNATURE

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                        ACE Limited

                                        By: /s/ Christopher Z. Marshall
                                            Christopher Z. Marshall
                                            Chief Financial Officer

February 11, 1999

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

         SIGNATURE                      TITLE                     DATE
         ---------                      -----                     ----
   /s/ Brian Duperreault       Chairman, President and      February 5, 1999
----------------------------   Chief Executive Officer;
     Brian Duperreault         Director

/s/ Christopher Z. Marshall    Chief Financial Officer      February 5, 1999
----------------------------   (Principal Financial and
  Christopher Z. Marshall      Accounting Officer)

     /s/ Donald Kramer         Vice Chairman; Director      February 5, 1999
----------------------------
       Donald Kramer

    /s/ Michael G. Atieh       Director                     February 5, 1999
----------------------------
      Michael G. Atieh

   /s/ Bruce L. Crockett       Director                     February 5, 1999
----------------------------
     Bruce L. Crockett

  /s/ Jeffrey W. Greenberg     Director                     February 5, 1999
----------------------------
    Jeffrey W. Greenberg

  /s/ Meryl D. Hartzband       Director                     February 5, 1999
----------------------------
    Meryl D. Hartzband

  /s/ Robert M. Hernandez      Director                     February 5, 1999
----------------------------
    Robert M. Hernandez

    /s/ Peter Menikoff         Director                     February 5, 1999
----------------------------
      Peter Menikoff

    /s/ Thomas J. Neff         Director                     February 5, 1999
----------------------------
      Thomas J. Neff

    /s/ Glen M. Renfrew        Director                     February 5, 1999
----------------------------
      Glen M. Renfrew

      /s/ Robert Ripp          Director                     February 5, 1999
----------------------------
        Robert Ripp

    /s/ Walter A. Scott        Director                     February 5, 1999
----------------------------
      Walter A. Scott

   /s/ Dermot F. Smurfit       Director                     February 5, 1999
----------------------------
     Dermot F. Smurfit

                               Director                     February 5, 1999
----------------------------
      Robert W. Staley

    /s/ Gary M. Stuart         Director                     February 5, 1999
----------------------------
       Gary M. Stuart

    /s/ Sidney F. Wentz        Director                     February 5, 1999
----------------------------
      Sidney F. Wentz