Form 10-Q
period 1998-12-31
ACE LTD
filed 1999-02-16
CIK 896159

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549


                                 FORM 10-Q



(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


            For the Quarterly Period Ended December 31, 1998

                                  OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Transition Period from ___________ to ___________



Commission File No. 1-11778
                                  I.R.S. Employer Identification No. 98-0091805

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


                 YES __X__                         NO  _____


The number of registrant's Ordinary Shares ($0.041666667 par value) outstanding as of February 10, 1999 was 193,725,126.


                                ACE LIMITED


                             INDEX TO FORM 10-Q

Part I.  FINANCIAL INFORMATION

                                                                                     Page No.
Item 1.  Financial Statements:

         Consolidated Balance Sheets
                  December 31, 1998 (Unaudited) and September 30, 1998                   3

         Consolidated Statements of Operations (Unaudited)
                  Three Months Ended December 31, 1998 and December 31, 1997             4

         Consolidated Statements of Shareholders' Equity (Unaudited)
                  Three Months Ended December 31, 1998 and December 31, 1997             5

         Consolidated Statements of Comprehensive Income (Unaudited)
                  Three Months Ended December 31, 1998 and December 31, 1997             6

         Consolidated Statements of Cash Flows (Unaudited)
                  Three Months Ended December 31, 1998 and December 31, 1997             7

         Notes to Interim Consolidated Financial Statements (Unaudited)                  8


Item 2.  Management's Discussion and Analysis of Results of Operations
                  and Financial Condition                                               14


Part II.  OTHER INFORMATION


Item 4.  Submission of matters to a vote of security holders                            25

Item 5.  Other Information                                                              25

Item 6.  Exhibits and Reports on Form 8-K                                               26


                        ACE LIMITED AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                                                                                     December 31,    September 30,
                                                                                        1998             1998
                                                                                        ----             ----
                                                                                     (Unaudited)
                                                                                    (in thousands of U.S. dollars
                                                                                    except share and per share data)

 Assets
Investments and cash
     Fixed maturities available for sale, at fair value
        (amortized cost - $4,784,412 and $4,910,792)                          $     4,866,366      $     5,056,807
     Equity securities, at fair value (cost - $196,375 and $198,447)                  220,843              189,717
     Short-term investments, at fair value
        (amortized cost - $757,788 and $480,236)                                      757,804              480,190
     Other investments, at fair value (cost-$128,119 and $156,758)                    129,331              156,646
     Cash                                                                             240,556              317,714
                                                                                  -------------        -------------
           Total investments and cash                                               6,214,900            6,201,074

Goodwill                                                                              535,920              540,355
Premiums and insurance balances receivable                                            347,810              377,307
Reinsurance recoverable                                                             1,159,270            1,116,753
Accrued investment income                                                              54,491               57,153
Deferred acquisition costs                                                             67,502               76,445
Prepaid reinsurance premiums                                                          201,529              205,022
Deferred income taxes                                                                  42,796               25,264
Other assets                                                                          210,087              189,380
                                                                                  -------------        -------------

           Total assets                                                       $     8,834,305      $     8,788,753
                                                                                  =============        =============

 Liabilities
Unpaid losses and loss expenses                                               $     3,678,269      $     3,737,869
Unearned premiums                                                                     705,712              773,702
Premiums received in advance                                                           62,671               53,794
Insurance and reinsurance balances payable                                             72,993               75,898
Accounts payable and accrued liabilities                                              137,383              165,527
Dividend payable                                                                       17,700               17,693
Bank debt                                                                             250,000              250,000
                                                                                  -------------        -------------

           Total liabilities                                                        4,924,728            5,074,483
                                                                                  =============        =============

Commitments and contingencies

 Shareholders' equity
Ordinary Shares ($0.041666667 par value, 300,000,000 shares authorized;
     193,687,126 and 193,592,519 shares issued and outstanding)                         8,070                8,066
Additional paid-in capital                                                          1,767,188            1,765,261
Unearned stock grant compensation                                                     (15,087)              (6,181)
Retained earnings                                                                   2,040,664            1,819,554
Accumulated other comprehensive income                                                108,742              127,570
                                                                                  -------------        -------------

           Total shareholders' equity                                               3,909,577            3,714,270
                                                                                  -------------        -------------

           Total liabilities and shareholders' equity                         $     8,834,305      $     8,788,753
                                                                                  =============        =============

             See accompanying notes to interim consolidated financial statements




                        ACE LIMITED AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
           For the Three Months Ended December 31, 1998 and 1997
                                (Unaudited)


                                                                                       1998                1997
                                                                                   -------------        ------------
                                                                                    (in thousands of U.S. dollars,
                                                                                       except per share data )

Revenues
     Gross premiums written                                                   $        254,068     $        207,456
     Reinsurance premiums ceded                                                        (99,965)             (54,307)
                                                                                   ------------         ------------

     Net premiums written                                                              154,103              153,149
     Change in unearned premiums                                                        63,904               52,181
                                                                                   ------------         ------------

     Net premiums earned                                                               218,007              205,330
     Net investment income                                                              85,095               63,672
     Net realized gains on investments                                                 130,154               27,493
                                                                                   ------------         ------------

        Total revenues                                                                 433,256              296,495
                                                                                   ------------         ------------

 Expenses
     Losses and loss expenses                                                          111,169              122,255
     Acquisition costs                                                                  27,812               24,828
     Administrative expenses                                                            41,218               19,802
     Amortization of goodwill                                                            4,435                2,271
     Interest expense                                                                    4,741                1,361
                                                                                   ------------         ------------

        Total expenses                                                                 189,375              170,517
                                                                                   ------------         ------------

Income before income taxes                                                             243,881              125,978
Income taxes                                                                             5,342                3,768
                                                                                   ------------         ------------

 Net income                                                                   $        238,539     $        122,210
                                                                                   ============         ============

Basic earnings per share                                                      $           1.23     $           0.68
                                                                                   ============         ============

Diluted earnings per share                                                    $           1.21     $           0.67
                                                                                   ============         ============


            See accompanying notes to interim consolidated financial statements


                        ACE LIMITED AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
           For the Three Months Ended December 31, 1998 and 1997

                                (Unaudited)


                                                                                        1998                1997
                                                                                     ------------        ------------
                                                                                      (in thousands of U.S. dollars)

 Ordinary Shares
     Balance at beginning of period                                               $        8,066     $         7,508
     Exercise of stock options                                                                 4                   2
     Repurchase of shares                                                                      -                (104)
                                                                                     ------------        ------------
        Balance at end of period                                                           8,070               7,406
                                                                                     ------------        ------------

 Additional paid-in capital
     Balance at beginning of period                                                    1,765,261           1,177,954
     Exercise of options                                                                   1,927                 424
     Repurchase of shares                                                                      -             (16,446)
                                                                                     ------------        ------------
        Balance at end of period                                                       1,767,188           1,161,932
                                                                                     ------------        ------------

 Unrealized stock grant compensation
     Balance at beginning of period                                                       (6,181)             (1,993)
     Stock grants awarded                                                                 (9,924)             (3,123)
     Amortization                                                                          1,018                 866
                                                                                     ------------        ------------
        Balance at end of period                                                         (15,087)             (4,250)
                                                                                     ------------        ------------


 Retained earnings
      Balance at beginning of period                                                   1,819,554           1,403,463
      Net income                                                                         238,539             122,210
      Dividends declared                                                                 (17,429)            (13,085)
      Repurchase of Ordinary Shares                                                            -             (59,954)
                                                                                     ------------        ------------
           Balance at end of period                                                    2,040,664           1,452,634
                                                                                     ------------        ------------

 Accumulated other comprehensive income

  Net unrealized appreciation (depreciation) on investments
     Balance at beginning of period                                                      127,845             196,655
     Change in period, net of taxation                                                   (25,574)            (23,227)
                                                                                     ------------        ------------
        Balance at end of period                                                         102,271             173,428
                                                                                     ------------        ------------

    Cumulative translation adjustments
     Balance at beginning of period                                                         (275)              1,568
     Change in period                                                                      6,746                (369)
                                                                                     ------------        ------------
        Balance at end of period                                                           6,471               1,199
                                                                                     ------------        ------------
     Accumulated other comprehensive income                                              108,742             174,137
                                                                                     ------------        ------------

                       Total shareholders' equity                                 $    3,909,577     $     2,791,859
                                                                                     ============        ============

         See accompanying notes to interim consolidated financial statements


                        ACE LIMITED AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
           For the Three Months Ended December 31, 1998 and 1997
                                (Unaudited)


                                                                                       1998                 1997
                                                                                   ------------         ------------
                                                                                    (in thousands of U.S. dollars)


Net income                                                                    $        238,539     $        122,210

Other comprehensive income (loss)
    Unrealized appreciation (depreciation) on investments
         Unrealized appreciation (depreciation) on investments                          (4,158)               8,207
         Less:  reclassification adjustment for realized gains
          included in net income                                                       (25,319)             (31,434)
                                                                                   ------------         ------------
                                                                                       (29,477)             (23,227)

     Cumulative translation adjustments                                                  6,746                 (369)

                                                                                   ------------         ------------
Other comprehensive income (loss), before income taxes                                 (22,731)             (23,596)

Income taxes related to other comprehensive income items                                 3,903                    -
                                                                                   ------------         ------------

Other comprehensive income (loss)                                                      (18,828)             (23,596)
                                                                                   ------------         ------------

Comprehensive income                                                          $        219,711     $         98,614
                                                                                   ============         ============






          See accompanying notes to interim consolidated financial statements


                        ACE LIMITED AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

           For the Three Months Ended December 31, 1998 and 1997

                                (Unaudited)

                                                                                              1998               1997
                                                                                         ---------------    ---------------
                                                                                           (in thousands of U.S. dollars)

Cash flows from operating activities
Net income                                                                            $       238,539    $       122,210
Adjustments to reconcile net income to net cash provided by
operating activities:
     Unearned premiums                                                                        (67,990)           (51,449)
     Unpaid losses and loss expenses, net of reinsurance                                     (102,117)           (13,557)
recoverable
     Prepaid reinsurance premiums                                                               3,493            (11,013)
     Deferred income taxes                                                                    (17,532)             6,588
     Net realized gains on investments                                                       (130,154)           (27,493)
     Amortization of premium/discounts on fixed maturities                                     (1,958)              (867)
     Amortization of goodwill                                                                   4,435                431
     Deferred acquisition costs                                                                 8,943             20,742
     Premiums and insurance balances receivable                                                29,497             45,628
     Premiums received in advance                                                               8,877             18,334
     Insurance and reinsurance balances payable                                                (2,905)            12,214
     Accounts payable and accrued liabilities                                                 (28,144)            18,971
     Other                                                                                    (14,375)           (22,065)
                                                                                         ---------------     --------------
          Net cash flows (used for) from operating activities                                 (71,391)           118,674
                                                                                         ---------------     --------------

 Cash flows from investing activities
     Purchases of fixed maturities                                                         (3,169,088)        (1,407,957)
     Purchase of equity securities                                                            (29,015)           (89,533)
     Sales of fixed maturities                                                              3,032,461          1,430,276
     Sales of equity securities                                                                25,338             85,537
     Maturities of fixed maturities                                                             4,310             13,000
     Net realized gains (losses) on financial future contracts                                121,542              8,687
     Other investments                                                                         26,103             (7,547)
                                                                                         ---------------     --------------
          Net cash provided by investing activities                                            11,651             32,463
                                                                                         ---------------     --------------

 Cash flows from financing activities
     Repurchase of Ordinary Shares                                                                  -            (76,504)
     Dividends paid                                                                           (17,422)           (12,165)
     Repayment of bank debt                                                                  (250,000)                   -
     Proceeds from bank debt                                                                  250,000                    -
     Proceeds from exercise of options for ordinary shares                                          4                426
                                                                                         ---------------     --------------
          Net cash used for financing activities                                              (17,418)           (88,243)
                                                                                         ---------------     --------------

Net (decrease) increase in cash                                                               (77,158)            62,894
Cash - beginning of period                                                                    317,714            165,865
                                                                                         ===============     ==============
Cash - end of period                                                                  $       240,556       $    228,759
                                                                                         ===============     ==============




              See accompanying notes to interim consolidated financial statements


                        ACE LIMITED AND SUBSIDIARIES
             NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

1.   General

The interim consolidated financial statements, which include the accounts of the Company and its subsidiaries, have been prepared on the basis of accounting principles generally accepted in the United States of America and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results for such periods. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the consolidated financial statements, and related notes thereto, included in the Company's 1998 Annual Report on Form 10-K.

On January 12, 1999, the Company announced that it had agreed to acquire the international and domestic property and casualty businesses of CIGNA Corporation for $3.45 billion in cash. Under the terms of the agreement the Company, through a newly created U.S. holding company, ACE INA Holdings
Inc. (ACE INA), will acquire CIGNA's domestic property and casualty insurance operations including its run-off business and also its international property and casualty insurance companies and branches, including most of the accident and health business written through those companies. In connection with the acquisition, National Indemnity, a subsidiary of Berkshire Hathaway, will provide $1.25 billion of protection against adverse development with respect to the loss and loss adjustment expense reserves of the operations to be acquired. The acquisition, which is subject to receipt of necessary regulatory approvals and other customary closing conditions, is expected to be completed by the end of ACE's fiscal 1999 third quarter. The Company expects to finance this transaction with a combination of available cash and newly issued equity, debt and preferred and mandatorily convertible securities (see "Management's Discussion and Analysis - Liquidity and Capital Resources").

At December 31, 1998, approximately 48 percent of the Company's written premiums came from companies headquartered in North America with approximately 19 percent coming from companies headquartered in the United Kingdom and continental Europe and approximately 33 percent from companies headquartered in other countries.


2.   Significant Accounting Policies

a)   Comprehensive Income

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"), which is effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. As of October 1, 1998, the Company adopted SFAS 130; however, the adoption of this statement had no impact on the Company's net income or shareholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and cumulative translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

b)   New accounting pronouncements

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which is effective for years beginning after December 15, 1997. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Because SFAS 131 in not required to be applied to interim financial statements in the initial year of adoption, the Company is not required to disclose segment information in accordance with SFAS 131 until its September 1999 annual report. In the Company's first quarter 2000 report, and in subsequent quarters, it will present the interim disclosures required by SFAS 131 for both 1999 and 2000.

                        ACE LIMITED AND SUBSIDIARIES
             NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

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

In October 1995, negotiators for three of the major defendants agreed on the essential elements of a revised individual settlement plan for U.S. claimants with at least one implant from any of those manufacturers ("the Settlement"). In November 1995, the Settlement was approved by the three major defendants and in December 1995 the multidistrict litigation judge approved the Settlement. In addition, two other defendants became part of the Settlement, although certain of their settlement terms are different.

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

The Company continually evaluates its reserves in light of developing information and in light of discussions and negotiations with its insureds. The Company has made payments to date of approximately $470 million with respect to breast implant claims, which includes a payment of $100 million made during the quarter ended December 31, 1998. These payments, along with commitments to make additional future payments, are made pursuant to agreements reached with a majority of the Company's significant breast implant insureds. These agreements had the effect of limiting the Company's exposure to breast implant claims to amounts which were anticipated in the Company's reserves. While the Company is unable at this time to determine whether additional reserves, which could have a material adverse effect upon the financial condition, results of operations and cash flows of the Company, may be necessary in the future, the Company believes that its reserves for unpaid losses and loss expenses including those arising from breast implant claims are adequate as at December 31, 1998.

The Company has considered asbestos and environmental claims and claims expenses in establishing the liability for unpaid losses and loss expenses. The estimation of ultimate losses arising from asbestos and environmental exposures has presented a challenge because traditional actuarial reserving methods, which primarily rely on historical experience, are inadequate for such estimation. The problem of estimating reserves for asbestos and environmental exposures resulted in the development of reserving methods which incorporate new sources of data with historical experience. The Company believes that the reserves carried for these claims are adequate based on known facts and current law.


4.   Restricted Stock Awards

Under the terms of the 1995 Long-Term Incentive Plan 335,000 restricted Ordinary Shares were awarded during the current quarter to officers of the Company and its subsidiaries. These shares vest at various dates through November 2003.

At the time of grant the market value of the shares awarded under these grants is recorded as unearned stock grant compensation and is presented as a separate component of shareholders' equity. The unearned compensation is charged to operations over the vesting period.

                        ACE LIMITED AND SUBSIDIARIES
             NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


5.   Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share.

--------------------------------------------------------------------------------------------------------------------------
                                                                                                     December 31
                                                                                           1998                   1997
                                                                                           ----                   ----
                                                                                         (in thousands of U.S. dollars,
                                                                                        except share and per share data)

  Numerator:
        Net Income                                                                    $    238,539            $     122,210

  Denominator:
        Denominator for basic earnings per share -
        weighted average shares                                                        193,642,270              178,979,488

        Effect of dilutive securities                                                    3,707,086                4,028,982

        Denominator for diluted earnings per share -
        adjusted weighted average shares and assumed conversions                       197,349,356              183,008,470

        Basic earnings per share                                                            $ 1.23                   $ 0.68

        Diluted earnings per share                                                          $ 1.21                   $ 0.67

--------------------------------------------------------------------------------------------------------------------------

6.   Credit Facilities

In December 1997, the Company arranged certain syndicated credit facilities. J.P. Morgan Securities, Inc. and Mellon Bank N.A. acted as co-arrangers in the arranging, structuring and syndication of these credit facilities. Each facility requires that the Company and/or certain of its subsidiaries maintain specific covenants, including a consolidated tangible net worth covenant and a maximum leverage covenant. The facilities provide:

|X| A $200 million 364 day revolving credit facility and a $200 million five year revolving credit facility which together make up a combined $400 million committed, unsecured syndicated revolving credit facility. In December 1998, the expiry date of the 364 day revolving credit facility was extended to March 31, 1999. At December 31, 1998, the five-year revolving credit facility had a $150 million letter of credit ("LOC") sub-limit (increased from $50 million during September 1998).

|X| A syndicated fully secured five year LOC facility totaling approximately (pound)154 million ($262 million) which was used to fulfill the requirements of Lloyd's to support underwriting capacity on Lloyd's syndicates in which the Company participates. As discussed below, this facility was replaced on November 27, 1998.

|X| A syndicated $250 million seven year amortizing term loan facility, which was used on January 2, 1998 to partially finance the acquisition of ACE USA. The interest rate on the term loan was LIBOR plus an applicable spread. As discussed below, this term loan was refinanced on October 27, 1998.

                        ACE LIMITED AND SUBSIDIARIES
             NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

6.   Credit Facilities (cont'd)

On October 27, 1998, ACE US Holdings, Inc. ("ACE US") refinanced the outstanding $250 million term loan with the proceeds from the issuance of $250 million in aggregate principal amount of unsecured credit sensitive senior notes maturing in October 2008. Interest payments, based on the initial fixed rate coupon on these notes of 8.63 percent, are due semi-annually in arrears. Total interest expense to be recorded by ACE US including amortized fees and hedging costs will initially be $23.3 million per year. The indenture related to these notes includes certain events of default for ACE US. The senior notes are callable subject to certain breakage costs, however, ACE US has no current intention of calling the debt. Simultaneously, the Company has entered into a notional $250 million credit default swap transaction that has the economic effect of reducing the cost of debt to the consolidated group, excluding fees and expenses, to
6.47 percent for 10 years. Certain assets totaling approximately $90 million are pledged as security in connection with the swap transaction. In the event that the Company terminates the credit default swap prematurely, the Company would be liable for certain transaction costs. However, the Company has no current intention of terminating the swap. The swap counter-party is a major financial institution with a long- term S&P Senior Debt Rating of AA- and the Company does not anticipate non-performance.

On November 27, 1998, the Company arranged a new syndicated partially secured five year LOC facility in the amount of (pound)270 million (approximately $450 million) to fulfill the requirements of Lloyd's for the 1999 year of account. This new facility was arranged by Citibank N.A., with ING Barings and Barclays Bank PLC acting as co-arrangers, and replaced the facility arranged in December 1997. This new LOC facility requires that the Company continue to maintain certain covenants, including a minimum consolidated tangible net worth covenant and a maximum leverage covenant. Certain assets totaling approximately $201 million are pledged as partial security for this facility, replacing the security pledged in connection with the December 1997 facility.

The Company also maintains an unsecured, syndicated revolving credit facility in the amount of $72.5 million. This facility was put in place by CAT prior to its acquisition by the Company and in September 1998, was assigned to Tempest Re. At September 30, 1998, no amounts have been drawn down under this facility. The facility requires that Tempest Re comply with specific covenants.

7.   Reinsurance

The Company purchases reinsurance to manage various exposures including catastrophic risks. Although reinsurance agreements contractually obligate the Company's reinsurers to reimburse it for the agreed upon portion of its gross paid losses, they do not discharge the primary liability of the Company. The amounts for net premiums written and net premiums earned in the statements of operations are net of reinsurance. Direct, assumed and ceded amounts for these items for the three months ended December 31, 1998 and 1997 are as follows:


                                                                                       1998                1997
                                                                                    ------------        ------------
                                                                                            (in thousands)

        Premiums written
            Direct                                                               $     208,501      $       184,985
            Assumed                                                                     45,567               22,471
            Ceded                                                                      (99,965)             (54,307)
                                                                                    ============         ===========
            Net                                                                  $     154,103      $       153,149
                                                                                    ============         ===========

        Premiums earned
            Direct                                                               $     233,567      $       211,985
            Assumed                                                                     97,850               46,622
            Ceded                                                                     (113,410)             (53,277)
                                                                                    ============         ===========
            Net                                                                  $     218,007      $       205,330
                                                                                    ============         ===========

                        ACE LIMITED AND SUBSIDIARIES
             NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

7.   Reinsurance (cont'd)
The Company's provision for reinsurance recoverable at December 31, 1998 and September 30, 1998 is as follows:


                                                                                 December 31       September 30
                                                                                     1998              1998
                                                                                ---------------    --------------
                                                                                          (in thousands )

Reinsurance recoverable on paid losses and loss expenses                    $         58,806       $       57,225
Reinsurance recoverable on unpaid losses and loss expenses                         1,184,978            1,143,121
Provision for uncollectable balances on unpaid losses and loss expenses              (84,514)             (83,593)
                                                                                 ==============        =============
     Reinsurance recoverable                                                $      1,159,270       $    1,116,753
                                                                                 ==============        =============


8.   Taxation

Under current Cayman Islands law, the Company is not required to pay any taxes on its income or capital gains. The Company has received an undertaking that, in the event of any taxes being imposed, the Company will be exempt from taxation in the Cayman Islands until the year 2013. Under current Bermuda law, the Company and its Bermuda subsidiaries are not required to pay any taxes on their income or capital gains. The Company and its Bermuda subsidiaries will be exempt from taxation in Bermuda until March 2016.

Income from the Company's operations at Lloyd's are subject to United Kingdom corporation taxes. ACE USA is subject to income taxes imposed by U.S. authorities.

The provision for income taxes detailed below represents the Company's estimate of tax liability in respect of the Company's operations at Lloyd's and at ACE USA and is calculated at rates equal to the statutory income tax rate in each jurisdiction.

The income tax provision for the three months ended December 31, 1998 and 1997 is as follows:


                                                                                     1998                  1997
                                                                                     ----                  ----
                                                                                          (in thousands )

          Current tax (benefit) expense                                      $           (476)     $          2,062
          Deferred tax expense                                                          5,818                 1,706
                                                                                 --------------        -------------

          Provision for income taxes                                         $          5,342      $          3,768
                                                                                 ==============        =============

                        ACE LIMITED AND SUBSIDIARIES
             NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

8.   Taxation (cont'd)
The components of the net deferred tax asset as of December 31, 1998 and September 30, 1998 is as follows:


                                                                              December 31            September 30
                                                                                  1998                   1998
                                                                            -----------------      -----------------
                                                                                           (in thousands)

Deferred tax assets
    Loss reserve discount                                                     $       47,649      $          50,581
    Unearned premium adjustment                                                        3,849                  3,874
    Uncollectable reinsurance                                                          6,685                  5,185
    Other                                                                             66,626                 49,646
                                                                                 ------------        ---------------

    Total deferred tax assets                                                        124,809                109,286
                                                                                 ------------        ---------------

Deferred tax liabilities
    Deferred policy acquisition costs                                                  3,753                  3,741
    Unrealized appreciation on investments                                             5,379                  9,282
    Other                                                                             46,247                 43,696
                                                                                 ------------        ---------------
    Total deferred tax liabilities                                                    55,379                 56,719
                                                                                 ------------        ---------------

Valuation allowance                                                                   26,634                 27,303
                                                                                 ============        ===============
Net deferred tax asset                                                        $       42,796      $          25,264
                                                                                 ============        ===============


9.   Reclassification

  Certain items in the prior period financial statements have been reclassified to conform with the current period presentation.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION



Safe Harbor Disclosure

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Any written or oral statements made by or on behalf of the Company may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors (which are described in more detail elsewhere in documents filed by the Company with the Securities and Exchange Commission) include, but are not limited to, (i) uncertainties relating to government and regulatory policies (such as subjecting the Company to insurance regulation or taxation in additional jurisdictions), (ii) the occurrence of catastrophic events with a frequency or severity exceeding the Company's estimates,
(iii) the legal environment, (iv) the uncertainties of the reserving process, (v) loss of the services of any of the Company's executive officers, (vi) changing rates of inflation and other economic conditions,
(vii) losses due to foreign currency exchange rate fluctuations, (viii) ability to collect reinsurance recoverables, (ix) the competitive environment in which the Company operates, (x) the impact of mergers and acquisitions, (xi) the impact of Year 2000 related issues, (xii) developments in global financial markets which could affect the Company's investment portfolio, (xiii) risks associated with the global financial markets which could affect the Company's investment portfolio, and (xiv) risks associated with the introduction of new products and services. The words "believe", "anticipate", "project", "plan", "expect", "intend", "will likely result" or "will continue" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


General

The following is a discussion of the Company's results of operations, financial condition, liquidity and capital resources as of and for the three months ended December 31, 1998. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. This discussion should be read in conjunction with the consolidated financial statements, related notes thereto and the Management's Discussion and Analysis of Results of Operations and Financial Condition included in the Company's 1998 Annual Report on Form 10-K.

ACE Limited ("ACE") is a holding company which, through its Bermuda-based operating subsidiaries, ACE Bermuda Insurance Ltd. (formerly A.C.E. Insurance Company, Ltd.) ("ACE Bermuda"), Corporate Officers & Directors Assurance Ltd. ("CODA"), Tempest Reinsurance Company Limited ("Tempest Re") and CAT Limited ("CAT") and its Dublin, Ireland based subsidiaries, ACE Insurance Company Europe Limited and ACE Reinsurance Company Europe Limited provides a broad range of insurance and reinsurance products to a diverse group of international clients. Following the acquisition of CAT, the CAT business was integrated into the Tempest Re book of business and effective January 1, 1999 CAT was actually merged into Tempest Re. Through its U.S. based subsidiary, ACE USA, Inc. ("ACE USA"), the Company provides insurance products to a broad range of clients in the United States. In addition, since 1996 the Company has provided funds at Lloyd's, primarily in the form of letters of credit, to support underwriting capacity for Lloyd's syndicates managed by Lloyd's managing agencies which are indirect wholly owned subsidiaries of ACE. Underwriting capacity is the maximum amount of gross premiums that a syndicate at Lloyd's can underwrite in a given year of account. Unless the context otherwise indicates, the term "Company" refers to one or more of ACE and its consolidated subsidiaries. The operations of the Company in the Lloyd's market are collectively referred to herein as "ACE Global Markets".

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION

General (cont'd)

On January 12, 1999, the Company announced that it had agreed to acquire the international and domestic property and casualty businesses of CIGNA Corporation for $3.45 billion in cash. Under the terms of the agreement the Company, through a newly created U.S. holding company, ACE INA Holdings Inc. (ACE INA), will acquire CIGNA's domestic property and casualty insurance operations and also its international property and casualty insurance companies and branches, including most of the accident and health business written through those companies. In connection with the acquisition, National Indemnity, a subsidiary of Berkshire Hathaway, will provide $1.25 billion of protection against adverse development with respect to the loss and loss adjustment expense reserves of the operations to be acquired. The acquisition, which is subject to receipt of necessary regulatory approvals and other customary closing conditions is expected to be completed by the end of ACE's fiscal 1999 third quarter. The Company expects to finance this transaction with a combination of available cash and newly issued equity, debt and preferred and mandatorily convertible securities (see "Liquidity and Capital Resources").

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

Results of Operations - Three Months ended December 31, 1998

--------------------------------------------------------------------------------
  Net Income
                                         Three Months Ended          % Change
                                            December 31                 from
                                       1998            1997          Prior year
                                       ----            ----          ----------
                                           (in millions)

  Income excluding net realized
   gains on investments               $ 108.4        $ 94.7            14.5%
  Net realized gains on investments     130.1          27.5             N.M.
                                        -----        ------           -------
  Net income                          $ 238.5        $122.2             N.M.
                                        =====       =======           =======

  (N.M. - Not meaningful)
--------------------------------------------------------------------------------

Income excluding net realized gains on investments for the first quarter of fiscal 1999 increased by 14.5 percent compared with the first quarter of fiscal 1998. This increase is due in part to the inclusion, this quarter, of the results of ACE USA and CAT which were acquired on January 2, 1998 and April 1, 1998, respectively. These acquisitions increased the asset base of the company resulting in an increase in investment income for the first quarter of 1998 compared with the first quarter of 1997.

Positive movements in the investment markets produced net realized gains on investments in both the current quarter and the first quarter of fiscal 1998 and are described in detail under "net realized gains on investments".

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations - Three Months ended December 31, 1998  (cont'd)

--------------------------------------------------------------------------------
  Premiums
                                  Three Months ended               % Change
                                    December 31                      from
                                 1998           1997              Prior year
                                 ----           ----              ----------
                                    (in millions)

  Gross premiums written:
  ACE Bermuda                $   125.6         $ 127.5               (1.5)%
  ACE Global Markets              87.9            80.0                 9.9%
  Tempest Re                       7.4               -                 N.M.
  ACE USA                         33.2               -                 N.M.
                           ------------        --------              --------
                             $   254.1         $ 207.5                22.5%
                           ============       =========             ========


  Net premiums written:
  ACE Bermuda                 $   87.7         $  94.8               (7.5)%
  ACE Global Markets              41.5            58.3              (28.8)%
  Tempest Re                       4.3               -                N.M.
  ACE USA                         20.6               -                N.M.
                           ------------        ---------            --------
                              $  154.1         $ 153.1                 0.6%
                           ============        =========            =========

  Net premiums earned:
  ACE Bermuda                 $   82.6         $ 113.3              (27.1)%
  ACE Global Markets              65.1            63.6                 2.4%
  Tempest Re                      48.4            28.4                70.3%
  ACE USA                         21.9               -                 N.M.
                           ============       ===========           =========
                              $  218.0         $ 205.3                 6.2%
                           ============       ===========           =========

  (N.M. - Not meaningful)
--------------------------------------------------------------------------------

During the quarter, most insurance markets faced significant competitive pressures as a result of relatively low loss activity over the past several years and excess capital in these markets. This has resulted in continuing price pressure on most insurance and reinsurance lines.

Gross premiums written increased by $46.6 million or 22.5 percent to $254.1 million from $207.5 million in the quarter ended December 31, 1997, despite these continuing competitive market conditions. The increase is primarily the result of the inclusion of the results of ACE USA for the current quarter. ACE USA contributed $33.2 million to gross premiums written for the quarter ended December 31, 1998. Gross premiums written in ACE Bermuda were at comparable levels with last year. New business in the financial lines division resulted in significant growth over last year. This growth was offset by declines in the excess liability and directors and officers liability divisions which both continue to face difficult markets.
Satellite and excess property divisions also experienced declines during the quarter. The Company recorded an increase of $8.0 million in gross premiums written with respect to the Company's participation in the Lloyd's syndicates managed by ACE Global Markets. This growth was a result of the Company's increased participation in the syndicates under management.
Tempest Re renewals occur primarily in January and July each year and therefore premium transactions are not significant for Tempest Re during this quarter. With respect to the January 1999 renewals, Tempest Re was offered renewals on substantially all of the CAT business as well as the Tempest Re business. However, merger and acquisition activity among clients and the downward trend in pricing resulted in some declines in premium at Tempest Re.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations - Three Months ended December 31, 1998 (cont'd)

Net premiums written increased by $1.0 million to $154.1 million for the quarter ended December 31, 1998 compared with $153.1 million for the quarter ended December 31, 1997. The property division's premium levels at ACE USA contributed significantly to the net premiums written for the quarter. This was offset by a decrease in net premiums written in ACE Bermuda and ACE Global Markets, primarily the result of an increase in the use of reinsurance. ACE Bermuda continued its use of reinsurance with this quarter seeing the restructuring of its satellite reinsurance program. Negotiations were also finalized on the expansion of the excess liability reinsurance program at ACE Bermuda, which increased the quota share to 50 percent effective January 1, 1999.

Net premiums earned increased by $12.7 million or 6.2 percent compared to the comparable quarter last year. The increase in net earned premiums is primarily due to the inclusion of the results of ACE USA and the CAT book of business during the current quarter and an increase in net premiums earned by ACE Global Markets as a result of the Company's increased share of capacity. These increases were offset somewhat by a decline in net premiums earned by ACE Bermuda as a result of declining net written premiums.


-------------------------------------------------------------------------------
  Net Investment Income
                                       Three Months ended           % Change
                                           December 31                 from
                                      1998             1997         Prior year
                                      ----             ----         ----------
                                           (in millions)

  Net investment income             $ 85.1           $ 63.7            33.6%
                                      ====             ====            =====

--------------------------------------------------------------------------------


Net investment income increased 33.6 percent to $85.1 million compared with $63.7 million in the quarter ended December 31, 1997. This increase is due to a larger investable asset base primarily due to the inclusion of ACE USA and CAT this quarter compared to the same quarter last year and the reinvestment of funds generated by the portfolio. The average yield on the investment portfolio remained relatively unchanged in the quarter ended December 31, 1998 compared with the quarter ended December 31, 1997.


--------------------------------------------------------------------------------
  Net Realized Gains on Investment
                                                           Three Months ended
                                                              December 31
                                                        1998               1997
                                                        ----               ----
                                                              (in millions)

  Fixed maturities and short-term investments        $  14.5            $  21.4
  Equity securities                                      2.0                7.3
  Financial futures and option contracts               121.3                8.7
  Other investments                                     (7.4)                 -
  Currency                                              (0.3)              (9.9)
                                                    =========         ----------
                                                     $  130.1           $  27.5
                                                    =========         ==========

--------------------------------------------------------------------------------

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations - Three Months ended December 31, 1998 (cont'd)

The Company's investment strategy takes a long-term view and the portfolio is actively managed to maximize total return within certain specific guidelines which minimize risk. The portfolio is reported at fair value. The effect of market movements on the investment portfolio will directly impact net realized gains (losses) on investments when securities are sold. Changes in unrealized gains and losses, which result from the revaluation of securities held, are reported as a separate component of other comprehensive income.

During the first quarter of fiscal 1999, the fair market value of the Company's investment portfolio increased primarily due to the strength in equity markets. In the first fiscal quarter, the S&P 500 Stock Index rose
21.3 percent and generated net realized gains on the Company's equity index futures contracts of $124.9 million. Net realized gains on the sale of equity securities amounted to $2.0 million for the quarter.

Fixed income markets were stable relative to the volatility seen in recent quarters. The sales proceeds for fixed maturity securities were generally higher than their amortized cost during the quarter resulting in net realized gains of $14.5 million being recognized on fixed income and short-term investments. Certain of the company's fixed income investment portfolios utilize fixed income futures contracts to manage duration exposure, and losses of $3.6 million were recognized on these during the quarter.

During the quarter the Company sold a private investment held by CAT, which resulted in a realized loss of $7.4 million.

-------------------------------------------------------------------------------
  Combined Ratio
                                                          Three months ended
                                                               December 31
                                                       1998               1997
                                                     ---------          -------


  Loss and loss expense ratio                          51.0%             59.5%
  Underwriting and administrative expense ratio        31.7%             21.7%
                                                     =========         --------
  Combined ratio                                       82.7%             81.2%
                                                     =========         ========

-------------------------------------------------------------------------------



The underwriting results of a property and casualty insurer are discussed frequently by reference to its loss and loss expense ratio, underwriting and administrative expense ratio and combined ratio. Each ratio is derived by dividing the relevant expense amounts by net premiums earned. The combined ratio is the sum of the loss and loss expense ratio and the underwriting and the administrative expense ratio. A combined ratio under 100 percent indicates underwriting income and a combined ratio exceeding 100 percent indicates underwriting losses. Property catastrophe reinsurance companies generally expect to have overall lower combined ratios as compared with other reinsurance companies with long-tail exposures. However, property catastrophe loss experience is generally characterized by low frequency but high severity short-tail claims which may result in significant volatility in results.

Several aspects of the Company's operations, including the low frequency and high severity of losses in the high excess layers in certain lines of business in which the Company provides insurance and reinsurance, complicate the actuarial reserving techniques utilized by the Company. Management believes, however, that the Company's reserves for unpaid losses and loss expenses, including those arising from breast implant litigation, are adequate to cover the ultimate cost of losses and loss expenses incurred through December 31, 1998. Since such provisions are necessarily based on estimates, future developments may result in ultimate losses and loss expenses significantly greater or less than such amounts (see "Breast Implant Litigation").

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations - Three Months ended December 31, 1998 (cont'd)

For the quarter ended December 31, 1998, the loss and loss expense ratio decreased to 51.0 percent compared with 59.5 percent for the first quarter of fiscal 1998. This decrease is the result of the changing mix of premiums written and earned by the Company, highlighted by the inclusion of ACE USA and CAT whose loss ratios are lower than the Company's traditional book of business. During the quarter, the Company incurred significant property catastrophe losses through Tempest Re in the quarter, ending a calendar 1998 year which is considered the third worst year for catastrophe losses. Industry sources have estimated U.S. insurers will pay policyholders in excess of $10.0 billion for 1998 catastrophes. These losses were offset by very favorable loss and loss expenses in ACE Bermuda for the quarter, primarily the result of a large multi-year financial lines contract written by ACE Bermuda, where the original policy term ended in 1998. The policy was not renewed and the program generated significant earnings during the quarter.

Underwriting and administrative expenses increased in the quarter compared to the first quarter of fiscal 1998 primarily due to the inclusion of underwriting and adminstrative expenses from ACE USA and CAT since their acquisition. The underwriting and administrative expense ratio also increased, from 21.7 percent in 1997 to 31.7 percent in the current quarter. The increase in this ratio is primarily due to the change in the mix of business, highlighted by the inclusion of administrative costs of ACE USA and our increased participation in the Lloyd's market. The underwriting and administrative expense ratios in ACE USA and ACE Global Markets is generally higher than the Company's traditional book of business and thus contributed to the increase in the underwriting and administrative expense ratio.

LIQUIDITY AND CAPITAL RESOURCES

As a holding company, ACE's assets consist primarily of the stock of its subsidiaries as well as other investments. In addition to investment income, its cash flows currently depend primarily on dividends or other statutorily permissible payments from its Bermuda-based operating subsidiaries (the "Bermuda subsidiaries"). There are currently no legal restrictions on the payment of dividends from retained earnings by the Bermuda subsidiaries as the minimum statutory capital and surplus requirements are satisfied by the share capital and additional paid-in capital of each of the Bermuda subsidiaries. However, the payment of dividends or other statutorily permissible distributions by the Bermuda subsidiaries is subject to the need to maintain shareholder's equity at a level adequate to support the level of insurance and reinsurance operations. ACE received a dividend of $300 million from ACE Bermuda in November 1998.

The payment of any dividends from the Company's UK subsidiaries would be subject to applicable United Kingdom insurance law including those promulgated by the Society of Lloyd's. Under various U.S. insurance laws to which ACE US's insurance subsidiaries are subject, ACE US's insurance subsidiaries may pay a dividend only from earned surplus subject to the maintenance of a minimum capital requirement, without prior regulatory approval. No dividends were received from ACE US or ACE Global Markets during fiscal 1998 and the Company does not anticipate receiving dividends from ACE US or ACE Global Markets during fiscal 1999.

The Company's consolidated sources of funds consist primarily of net premiums written, investment income, and proceeds from sales and maturities of investments. Funds are used primarily to pay claims, operating expenses and dividends and for the purchase of investments.

The Company's insurance and reinsurance operations provide liquidity in that premiums are normally received substantially in advance of the time claims are paid. For the three months ended December 31, 1998, the Company's consolidated net cash flow from operating activities was $(71.4) million, compared with $118.7 million for the three months ended December 31, 1997. Cash flows are affected by claim payments, which due to the nature of the Company's operations, may comprise large loss payments on a limited number of claims and therefore can fluctuate significantly from year to year. The irregular timing of these loss payments, for which the source of cash can be from operations, available net credit facilities or routine sales of investments, can create significant variations in cash flows from operations between periods. For the three month periods ended December 31, 1998 and 1997, loss and loss expense payments amounted to $216.4 million (of which $100 million related to breast implant payments) and $126.4 million respectively. Total loss and loss expense payments amounted to $583.8 million, $421.9 million and $115.0 million in fiscal 1998, 1997 and 1996, respectively, of which approximately $250 million and $120 million in fiscal 1998 and 1997, respectively, related to breast implant payments.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION


LIQUIDITY AND CAPITAL RESOURCES (cont'd)

The Company maintains loss reserves for the estimated unpaid ultimate liability for losses and loss expenses under the terms of its policies and agreements. The reserve for unpaid losses and loss expenses of $3.7 billion at December 31, 1998 includes $1.4 billion of case and loss expense reserves. While the Company believes that its reserve for unpaid losses and loss expenses at December 31, 1998 is adequate, future developments may result in ultimate losses and loss expenses significantly greater or less than the reserve provided.

At December 31, 1998 and September 30, 1998 total investments and cash amounted to approximately $6.2 billion. The Company's investment portfolio is structured to provide a high level of liquidity to meet insurance related or other obligations. The consolidated investment portfolio is externally managed by independent professional investment managers and is invested in high quality investment grade marketable fixed income and equity securities, the majority of which trade in active, liquid markets. The Company believes that its cash balances, cash flow from operations, routine sales of investments and the liquidity provided by its credit facilities (discussed below) are adequate to allow the Company to pay claims within the time periods required under its policies.

In December 1997, the Company arranged certain syndicated credit facilities. J.P. Morgan Securities, Inc. and Mellon Bank N.A. acted as co-arrangers in the arranging, structuring and syndication of these credit facilities. Each facility requires that the Company and/or certain of its subsidiaries comply with specific covenants, including a consolidated tangible net worth covenant and a maximum leverage covenant. The facilities provide:

|X| A $200 million 364 day revolving credit facility and a $200 million five year revolving credit facility which together make up a combined $400 million committed, unsecured syndicated revolving credit facility. In December 1998, the expiry date of the 364 day revolving credit facility was extended to March 31, 1999. At December 31, 1998, the five-year revolving credit facility had a $150 million letter of credit ("LOC") sub-limit (increased from $50 million during September
     1998). As discussed below, the Company drew down $385 million on the revolving credit facilities to finance the acquisition of CAT Limited on April 1, 1998. The debt was subsequently repaid from a portion of the proceeds from the sale of 16.5 million new Ordinary Shares of the Company (discussed below).

|X| A syndicated fully secured five year LOC facility totaling approximately (pound)154 million ($262 million) which was used to fulfill the requirements of Lloyd's to support underwriting capacity on Lloyd's syndicates in which the Company participates. As discussed below, this facility was replaced on November 27, 1998.

|X| A syndicated $250 million seven year amortizing term loan facility, which was used on January 2, 1998 to partially finance the acquisition of ACE USA. The interest rate on the term loan was LIBOR plus an applicable spread. As discussed below, this term loan was refinanced on October 27, 1998.

On October 27, 1998, ACE US refinanced the outstanding $250 million term loan with the proceeds from the issuance of $250 million in aggregate principal amount of unsecured credit sensitive senior notes maturing in October 2008. Interest payments, based on the initial fixed rate coupon on these notes of 8.63 percent, are due semi-annually in arrears. Total interest expense to be recorded by ACE US including amortized fees and hedging costs, will initially be $23.3 million per year. The indenture related to these notes include certain restrictive covenants applicable to ACE US. The senior notes are callable subject to certain breakage costs, however, ACE US has no current intention of calling the debt. Simultaneously, the Company has entered into a notional $250 million credit default swap transaction that has the economic effect of reducing the cost of debt to the consolidated group, excluding fees and expenses, to 6.47 percent for 10 years. Certain assets totaling approximately $90 million are pledged as security in connection with the swap transaction. In the event that the Company terminates the credit default swap prematurely, the Company would be liable for certain transaction costs. However, the Company has no current intention of terminating the swap. The swap counter-party is a major financial institution with a long- term S&P Senior Debt Rating of AA- and the Company does not anticipate non-performance.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES (cont'd)

On November 27, 1998, the Company arranged a new syndicated partially secured five year LOC facility in the amount of (pound)270 million (approximately $450 million) to fulfill the requirements of Lloyd's for the 1999 year of account. This new facility was arranged by Citibank N.A., with ING Barings and Barclays Bank PLC acting as co-arrangers, and will replace the facility arranged in December 1997. This new LOC facility requires that the Company continue to maintain certain covenants, including a minimum consolidated tangible net worth covenant and a maximum leverage covenant. Certain assets totaling approximately $201 million are pledged as partial security for this facility, replacing the security pledged in connection with the December 1997 facility.

The Company also maintains an unsecured, syndicated revolving credit facility in the amount of $72.5 million. This facility was put in place by CAT prior to its acquisition by the Company and in September 1998, was assigned to Tempest Re. At December 31, 1998, no amounts have been drawn down under this facility. The facility requires that Tempest Re comply with specific covenants.

On January 12, 1999, the Company announced that it had agreed to acquire the international and domestic property and casualty businesses of CIGNA Corporation for $3.45 billion in cash. Under the terms of the agreement the Company, through a newly created U.S. holding company, ACE INA Holdings Inc. (ACE INA), will acquire CIGNA's domestic property and casualty insurance operations and also its international property and casualty insurance companies and branches, including most of the accident and health business written through those companies. In connection with the acquisition, National Indemnity, a subsidiary of Berkshire Hathaway, will provide $1.25 billion of protection against adverse development with respect to the loss and loss adjustment expense reserves of the operations to be acquired. The acquisition, which is subject to receipt of necessary regulatory approvals and other customary closing conditions is expected to be completed by the end of ACE's fiscal 1999 third quarter. The Company expects to finance this transaction as follows:

     (a) approximately $700 million to $1 billion of available cash, which will be contributed to ACE INA, and

     (b) the remainder through the issuance of; (i) Ordinary Shares by the Company, the proceeds of which will also be contributed to ACE INA;
     (ii) preferred securities by ACE INA that are mandatorily convertible into Ordinary Shares of the Company; (iii) capital securities (e.g., trust-preferred securities) by ACE INA; and (iv) senior debt by ACE INA and together with the ACE Ordinary Shares, the ACE INA Mandatorily Convertible Securities and the ACE INA (collectively, the "Permanent Financing").

The Company or ACE INA will issue each of the Permanent Financing instruments either before or after the closing of the transaction at the time when the Company considers market conditions to be most favorable for issuance. Accordingly, on behalf of itself and ACE INA, the Company has secured interim bank financing sufficient to close the transaction.

On October 16, 1998 and January 15, 1999, the Company paid quarterly dividends of 9 cents per share, respectively to shareholders of record on September 30, 1998 and December 15, 1998. On February 5, 1999, the Board of Directors declared a quarterly dividend of 9 cents per share payable on April 16, 1999 to shareholders of record on March 31, 1999. The declaration and payment of future dividends is at the discretion of the Board of Directors and will be dependent upon the profits and financial requirements of the Company and other factors, including legal restrictions on the payment of dividends and such other factors as the Board of Directors deems relevant.

Fully diluted net asset value per share was $20.18 at December 31, 1998, compared with $19.14 at September 30, 1998.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES (cont'd)

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

In October 1995, negotiators for three of the major defendants agreed on the essential elements of an individual settlement plan for U.S. claimants with at least one implant from any of those manufacturers (" the Settlement"). In November 1995, the Settlement was approved by the three major defendants and in December 1995 the multidistrict litigation judge approved the Settlement. In addition, two other defendants became part of the Settlement, although certain of their settlement terms are different and more restricted than the plan offered by the original three defendants.

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

The Company continually evaluates its reserves in light of developing information and in light of discussions and negotiations with its insureds. The Company has made payments to date of approximately $470 million with respect to breast implant claims, which includes a payment of $100 million made during the quarter ended December 31, 1998. These payments, along with commitments to make additional future payments, are made pursuant to agreements reached with a majority of the Company's significant breast implant insureds. Those agreements had the effect of limiting the Company's exposure to breast implant claims to amounts which were anticipated in the Company's reserves. While the Company is unable at this time to determine whether additional reserves, which could have a material adverse effect upon the financial condition, results of operations and cash flows of the Company, may be necessary in the future, the Company believes that its reserves for unpaid losses and loss expenses including those arising from breast implant claims are adequate as at December 31, 1998.

IMPACT OF THE YEAR 2000 ISSUE

General

The management of ACE Limited, recognizing that the Year 2000 problem, if left untreated, could have a material effect on the Company's business, results of operations or financial condition, has in progress a project to address this issue. It is the expectation of ACE's management that this project will reduce the impact of the Year 2000 problem to an immaterial level, although not all risks can be eliminated.

The Year 2000 problem stems from the inability, in some cases, of computer programs and embedded microchips to correctly process certain data. The problem is most evident because dates which fall in the year 2000 and in later years may not be properly distinguished from those which fell in the corresponding years of the present century.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION

IMPACT OF THE YEAR 2000 ISSUE (cont'd)

General (cont'd)

Although all ACE group companies had individually taken steps earlier towards alleviating the Year 2000 problem, a formal group-wide project was established in March 1998. At that time, an executive steering committee was formed to oversee the project. This committee meets on a monthly basis to review progress and take corrective action if necessary. In each of the ACE subsidiary companies, a senior member of the management has been appointed as Year 2000 coordinator. Each Year 2000 coordinator has responsibility for ensuring the success of that part of the Year 2000 plan relevant to its company. A detailed quarterly report on the status of the Year 2000 project is delivered to the audit committee of the Board of Directors.

A consultant who is an experienced project manager has been retained to assist the Year 2000 coordinator. In addition, certain subsidiaries have engaged external consultants to assist in monitoring their plans.

The project is substantially on schedule, though some components have been finished earlier than expected and some are taking more time than originally estimated. At the end of 1998, all ACE group companies were running Year 2000 compliant versions of most of the IT systems that are critical to the business. The replacement or remedy of the remaining critical systems and some residual testing will continue during the first and possibly the second quarter of calendar year 1999. One subsidiary (ACE
USA) has one critical business area for which a Year 2000 compliant replacement system is now scheduled to go live in August 1999. A contingency plan exists for this business area should the replacement system be delayed or problematic.

The Company's Year 2000 project is divided into four sections: Underwriting; Information Technology; Trading Partners; and Physical Plant.

Underwriting

Underwriting teams within each ACE group subsidiary have considered the risks with respect to the Year 2000 problem that might be associated with underwriting their various lines of business and have developed internal guidelines which seek to minimize these risks. Compliance with these guidelines is the subject of internal audits and/or peer reviews. These guidelines are under regular review. In some cases, exclusionary language has been added to policies and in all cases there is a requirement for underwriters to consider information about our clients and potential clients that is relevant to the Year 2000 problem and based on this, to underwrite risks prudently or to decline them.

Information Technology
Each ACE subsidiary has a plan to ensure that all information technology components such as hardware, software and network equipment that will be in use in the Year 2000 (and beyond) for use by any business-critical function will not suffer from the Year 2000 problem. Inventories have been prepared of all such components, and appropriate action decided.

Most application software (such as insurance processing and accounting systems) which is in use within the ACE group has been supplied as packages (often tailored to meet ACE's needs) from various vendors. Several application software packages have already been replaced with Year 2000 compliant versions. Testing of these is complete in some cases, in progress for some systems and is scheduled for others. Remaining software packages will be replaced, or, in a few cases, remedied to free them of Year 2000 problems.

Testing of hardware and network components has commenced and is scheduled for completion before the end of March 1999. Testing of other software, such as operating systems and PC desktop applications is in progress or scheduled, though in a few cases we are relying on assurances from established software manufacturers that their systems will operate correctly.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION

IMPACT OF THE YEAR 2000 ISSUE (cont'd)

Trading Partners and Physical Plant

The trading partners section of the project focuses on Year 2000 issues relating to the Company's trading partners. Examples of the Company's trading partners are: insurance brokers, banks, reinsurance companies, vendors and service providers in information technology and general suppliers.

The Physical Plant section of the project focuses on items such as elevators, fire suppression systems, security systems, building management systems (which may control air-conditioning, heating and lighting systems) which may be controlled by software programs or embedded chips, and may thus fail or act unpredictably in, or after the year 2000. Furthermore, supply of electrical power and telecommunications services are considered here.

All material trading partners and those vendors and service providers connected with physical plant have been inventoried and questionnaires sent to them soliciting information about their Year 2000 readiness. Responses have not been provided in all cases, despite follow-up letters. ACE has made significant progress in assessing those responses which have been forthcoming. Some of these responses appear to give evidence of satisfactory progress and others do not. In those cases where additional follow-up fails to provide satisfactory responses, contingency plans will be drawn up in early 1999 to minimize the effect of potential failure of a trading partner.

Costs
The total cost of the Year 2000 project is not expected to be material to the Company's financial position. The total estimated cost is approximately $4 million, of which just over $2 million is for the information technology component of the project. Total expenditure to date on the whole project is approximately $1.2 million.

Risks

It is not feasible to assign probabilities to many of the events associated with the Year 2000. The arrival of January 1, 2000 presents novel problems about which there is no body of evidence upon which to base statistical predictions. Furthermore, world infrastructure in areas such as telecommunications, banking, law enforcement, energy production and distribution, manufacturing, transportation and government and military systems are inextricably linked in such a manner that a small failure in one area could produce large and unexpected effects in others. Each business has a dependence upon its customers and suppliers and through them (or directly) upon many or all of the infrastructural areas noted above.

ACE management believes that the risks associated with its own information technology project component are small. For reasons noted above, it is impossible to quantify all risks associated with trading partners and physical plant. Possibly the greatest risk for the Company lies in the possibility of unpredictable events affecting insureds producing a number of claims (valid or otherwise) which, if valid, are expensive to pay, or if not, expensive in defense litigation costs.

                                ACE LIMITED

                        PART II - OTHER INFORMATION
                        ---------------------------


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

1)  The Annual General Meeting was held on February 5, 1999.
2)  The following matters were voted on at the Annual General Meeting:

    a) The following directors were elected.

                              Term Expiring    Votes In Favor    Votes Withheld
                              -------------    ---------------   --------------
       Jeffrey W. Greenberg        2002          147,814,324        12,772,519
       Meryl D. Hartzband          2002          157,650,530         2,936,313
       Donald Kramer               2002          157,653,319         2,933,524
       Walter A. Scott             2002          157,644,906         2,941,937
       Sidney F. Wentz             2002          157,612,767         2,974,076


b) A special resolution was voted upon to approve the ACE Limited 1998 Long-Term Incentive Plan.

    The holders of 127,409,320 shares voted in favor, 32,482,050 shares voted against and 695,473 shares abstained.

c) The appointment of PricewaterhouseCoopers LLP as independent public accountants for the Company for the year ended September 30, 1999 was ratified and approved.

    The holders of 160,527,588 shares voted in favor, 25,383 shares voted against and 33,872 shares abstained.



ITEM 5.  OTHER INFORMATION
--------------------------

1) On February 5, 1999, the Company declared a dividend of $0.09 per Ordinary Share payable on April 16, 1999 to shareholders of record on March 31, 1999.

                                ACE LIMITED

                        PART II - OTHER INFORMATION
                        ---------------------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

1)       Exhibits

           10.1 Ace Limited 1998 Long-Term Incentive Plan (as amended through the first amendment)

           27    Financial Data Schedule


2)       Reports on Form 8-K

       The Company filed a Form 8-K current report (date of earliest event reported: December 22,1998) announcing that the Company and CIGNA Corporation were discussing a global strategic alliance, including the possible acquisition of CIGNA'S international and domestic property and casualty business by the Company.

       The Company filed a Form 8-K current report (date of earliest event reported : January 12, 1999) pertaining to its agreement to acquire the international and domestic property and casualty insurance businesses of CIGNA Corporation for $3.45 billion in cash.

                                 SIGNATURES
                                 ----------

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                ACE LIMITED
                                 --------------------------------------------





February 12, 1999                   /s/  Brian Duperreault
                                 --------------------------------------------
                                             Brian Duperreault
                                       Chairman, President and Chief
                                             Executive Officer





February 12, 1999                    /s/ Christopher Z. Marshall
                                 --------------------------------------------
                                          Christopher Z. Marshall
                                          Chief Financial Officer

EXHIBIT INDEX
-------------


  Exhibit
  Number              Description                            Numbered Page
---------             ------------                           -------------

   10.1          Ace Limited 1998 Long-Term Incentive Plan
                 (as amended through the first amendment)

   27            Financial Data Schedule