Form 10-Q
period 1999-03-31
ACE LTD
filed 1999-05-17
CIK 896159

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549


                                 FORM 10-Q



(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the Quarterly Period Ended March 31, 1999

                                     OR

( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the Transition Period from ______________ to ______________



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

             YES  ____X____                          NO  ________


The number of registrant's Ordinary Shares ($0.041666667 par value) outstanding as of May 12, 1999 was 193,914,702.

                                ACE LIMITED


                             INDEX TO FORM 10-Q


Part I.  FINANCIAL INFORMATION
------------------------------

                                                                           Page
Item 1.  Financial Statements:                                              No.

         Consolidated Balance Sheets
           March 31, 1999 (Unaudited) and September 30, 1998                 1

         Consolidated Statements of Operations (Unaudited)
           Three Months and Six Months Ended March 31, 1999 and 1998         2

         Consolidated Statements of Shareholders' Equity (Unaudited)
           Six Months Ended March 31, 1999 and 1998                          3

         Consolidated Statements of Comprehensive Income (Unaudited)
           Six Months Ended March 31, 1999 and 1998                          4

         Consolidated Statements of Cash Flows (Unaudited)
           Six Months Ended March 31, 1999 and 1998                          5

         Notes to Interim Consolidated Financial Statements (Unaudited)      6

Item 2.  Management's Discussion and Analysis of Results of Operations
           and Financial Condition                                           13




Part II.  OTHER INFORMATION
---------------------------

Item 5.  Other Information                                                   28

Item 6.  Exhibits and Reports on Form 8-K                                    28


                        ACE LIMITED AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                                                                      March 31             September 30
                                                                        1999                   1998
                                                                      --------             ------------
                                                                     (unaudited)
                                                                        (in thousands of U.S. Dollars,
                                                                       except share and per share data)

Assets
Investments and cash
     Fixed maturities available for sale, at fair value
          (amortized cost - $4,910,571 and $4,910,792)           $    4,922,333           $    5,056,807
     Equity securities, at fair value
          (cost - $206,973 and $198,447)                                232,498                  189,717
     Short-term investments, at fair value
          (amortized cost - $502,038 and $480,236)                      502,038                  480,190
     Other investments, at fair value
           (amortized cost - $146,434 and $156,758)                     147,549                  156,646
     Cash                                                               266,018                  317,714
                                                                  -------------            -------------
          Total investments and cash                                  6,070,436                6,201,074

Goodwill                                                                538,244                  540,355
Premiums and insurance balances receivable                              425,853                  377,307
Reinsurance recoverable                                               1,234,068                1,116,753
Accrued investment income                                                64,424                   57,153
Deferred acquisition costs                                               69,399                   76,445
Prepaid reinsurance premiums                                            184,562                  205,022
Deferred income taxes                                                    43,648                   25,264
Other assets                                                            245,755                  189,380
                                                                  -------------            -------------
          Total assets                                            $   8,876,389            $   8,788,753
                                                                  =============            =============
Liabilities
Unpaid losses and loss expenses                                   $   3,609,515            $   3,737,869
Unearned premiums                                                       738,161                  773,702
Premiums received in advance                                             53,912                   53,794
Insurance and reinsurance balances payable                              109,709                   75,898
Accounts payable and accrued liabilities                                141,159                  165,527
Dividend payable                                                         17,717                   17,693
Bank debt                                                               250,000                  250,000
                                                                  -------------             ------------
          Total liabilities                                           4,920,173                5,074,483
                                                                  =============             ============

Commitments and Contingencies

Shareholders' equity
Ordinary Shares ($0.041666667 par value,
     300,000,000 shares authorized; 193,864,482 and
     193,592,519 shares issued and outstanding)                           8,078                    8,066
Additional paid-in capital                                            1,770,224                1,765,261
Unearned stock grant compensation                                       (13,616)                  (6,181)
Retained earnings                                                     2,152,237                1,819,554
Accumulated other comprehensive income                                   39,293                  127,570
                                                                  -------------            -------------
          Total shareholders' equity                                  3,956,216                3,714,270
                                                                  =============             ============
          Total liabilities and shareholders' equity              $   8,876,389            $   8,788,753
                                                                  =============             ============

                            See accompanying notes to interim consolidated financial statements



                                          ACE LIMITED AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF OPERATIONS

                       For the Three Months and Six Months Ended March 31, 1999 and 1998

                                                   (Unaudited)

                                                     Three Months Ended                 Six Months Ended
                                                         March 31,                          March 31,

                                                     1999           1998             1999             1998
                                                     ----           ----             ----             ----
                                                     (in thousands of U.S. Dollars, except per share data)

Revenues
     Gross premiums written                     $   435,495    $   263,337       $   689,563       $ 470,793
     Reinsurance premiums ceded                     (94,830)       (34,700)         (194,795)        (89,007)
                                                 ----------     ----------        ----------        --------

     Net premiums written                           340,665        228,637           494,768         381,786
     Change in unearned premiums                    (55,398)        (7,162)            8,506          45,019
                                                 ----------     ----------        ----------        --------

     Net premiums earned                            285,267        221,475           503,274         426,805
     Net investment income                           86,484         78,283           171,580         141,955
     Net realized gains on investments               17,254        145,616           147,408         173,109
                                                 ----------     ----------        ----------        --------

          Total Revenues                            389,005        445,374           822,262         741,869
                                                 ----------     ----------        ----------        --------

Expenses
     Losses and loss expenses                       156,881        129,780           268,050         252,035
     Acquisition costs                               34,353         27,225            62,165          52,053
     Administrative expenses                         54,650         23,872            95,869          43,674
     Amortization of goodwill                         4,420          1,974             8,855           4,245
     Interest expense                                 4,530          5,192             9,271           6,553
                                                 ----------     ----------        ----------        --------

          Total expenses                            254,834        188,043           444,210         358,560
                                                 ----------     ----------        ----------        --------

Income before taxes                                 134,171        257,331           378,052         383,309

Income taxes                                         (5,152)        (9,430)          (10,494)        (13,198)
                                                 ----------     ----------        ----------        --------

Net income                                      $   129,019    $   247,901       $   367,558     $   370,111
                                                  =========     ==========       ===========      ==========

Basic earnings per share                        $      0.67           1.40              1.90            2.08
                                                  =========     ==========       ===========      ==========

Diluted earnings per share                      $      0.65           1.37              1.86            2.03
                                                  =========     ==========       ===========      ==========


                            See accompanying notes to interim consolidated financial statements




                                        ACE LIMITED AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            For the Six Months Ended March 31, 1999 and 1998

                                              (Unaudited)

                                                                    March 31,               March 31,
                                                                      1999                    1998
                                                                   ---------               ----------
                                                                     (in thousands of U.S. dollars)

 Ordinary Shares

     Balance at beginning of period                                $    8,066              $    7,508
     Exercise of stock options                                             12                      12
     Repurchase of Ordinary Shares                                       -                       (147)
                                                                    ---------               ---------
         Balance at end of period                                       8,078                   7,373
                                                                    ---------               ---------
 Additional paid-in capital

     Balance at beginning of period                                 1,765,261               1,177,954
     Exercise of options                                                4,963                   2,649
     Repurchase of Ordinary Shares                                       -                    (23,083)
                                                                    ---------               ---------
         Balance at end of period                                   1,770,224               1,157,520
                                                                    ---------               ---------
 Unearned stock grant compensation

     Balance at beginning of period                                    (6,181)                 (1,993)
     Stock grants awarded                                             (10,732)                 (8,113)
     Amortization                                                       3,297                   2,044
                                                                    ---------               ---------
         Balance at end of period                                     (13,616)                 (8,062)
                                                                    ---------               ---------
 Retained earnings

      Balance at beginning of period                                1,819,554               1,403,643
      Net income                                                      367,558                 370,111
      Dividends declared                                              (34,875)                (26,095)
      Repurchase of Ordinary Shares                                      -                    (84,414)
                                                                    ---------               ---------
           Balance at end of period                                 2,152,237               1,663,245
                                                                    ---------               ---------
 Accumulated other comprehensive income

 Net unrealized appreciation (depreciation) on investments

     Balance at beginning of period                                   127,845                 196,655
     Change in period, net of taxation                                (90,933)                (50,114)
                                                                    ---------               ---------
         Balance at end of period                                      36,912                 146,541
                                                                    ---------               ---------
    Cumulative translation adjustments

     Balance at beginning of period                                      (275)                  1,568
     Change in period                                                   2,656                     (38)
                                                                    ---------               ---------
         Balance at end of period                                       2,381                   1,530
                                                                    ---------               ---------
     Accumulated other comprehensive income                            39,293                 148,071
                                                                    ---------               ---------

                         Total shareholders' equity               $ 3,956,216             $ 2,968,147
                                                                   ==========              ==========

                        See accompanying notes to interim consolidated financial statements





                                       ACE LIMITED AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                             For the Six Months Ended March 31, 1999 and 1998

                                                (Unaudited)

                                                                          March 31,           March 31,
                                                                            1999                1998
                                                                         ----------          ----------
                                                                            (in thousands of U.S. dollars)

Net income                                                               $ 367,558            $ 370,111

Other comprehensive income (loss)
    Unrealized appreciation (depreciation) on investments
         Unrealized appreciation (depreciation) on investments             (45,667)              68,562
         Less:  reclassification adjustment for realized gains
          included in net income                                           (53,058)            (118,593)
                                                                         ---------            ---------

                                                                           (98,725)             (50,031)

     Cumulative translation adjustments                                      2,656                  (38)
                                                                         ---------            ---------

Other comprehensive income (loss), before income taxes                     (96,069)             (50,069)

Income taxes related to other comprehensive income items                     7,792                  (83)
                                                                         ---------            ---------
Other comprehensive income (loss)                                          (88,277)             (50,152)
                                                                         ---------            ---------

Comprehensive income                                                     $ 279,281            $ 319,959
                                                                          ========             ========








                           See accompanying notes to interim consolidated financial statements















                        ACE LIMITED AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Six Months Ended March 31, 1999 and 1998
                                (Unaudited)
                                                                                March 31            March 31
                                                                                  1999                1998
                                                                                --------            --------
                                                                               (in thousands of U.S. dollars)

Cash flows from operating activities
Net income                                                                    $  367,558         $   370,111
Adjustments to reconcile net income to net cash provided by
  operating activities
     Unearned premiums                                                           (35,541)            (59,138)
     Unpaid losses and loss expenses, net of reinsurance recoverable            (245,669)             13,731
     Prepaid reinsurance premiums                                                 20,460              (1,029)
     Net realized gains on investments                                          (147,408)           (173,109)
     Amortization of premium/discounts on fixed maturities                        (7,851)             (5,333)
     Amortization of goodwill                                                      8,855               4,245
     Deferred acquisition costs                                                    7,046              32,205
     Premiums and insurance balances receivable                                  (48,546)             44,977
     Deferred income taxes                                                       (18,384)             17,938
     Premiums received in advance                                                    118              16,612
     Insurance and reinsurance balances payable                                   33,811               8,737
     Accounts payable and accrued liabilities                                    (39,550)             (1,344)
     Other                                                                       (43,083)            (13,977)
                                                                               ---------            --------
     Net cash flows (used for) from operating activities                        (148,184)            254,626
                                                                               ---------            --------

Cash flows from investing activities
     Purchases of fixed maturities                                            (7,688,043)         (3,378,322)
     Purchases of equity securities                                             (128,099)           (168,308)
     Sales of fixed maturities                                                 7,286,639           3,244,932
     Sales of equity securities                                                  127,393             427,338
     Maturities of fixed maturities                                              402,185              13,000
     Net realized gains (losses) on financial futures contracts                  125,077              59,225
     Other investments                                                            10,212             (11,934)
     Acquisition of subsidiaries, net of cash acquired                            (9,000)           (338,000)
                                                                               ---------            --------
     Net cash from (used for) investing activities                               126,364            (152,069)
                                                                               ---------            --------

Cash flows from financing activities
     Dividends paid                                                              (34,851)            (25,249)
     Repayment of bank debt                                                     (250,000)                -
     Proceeds from bank debt                                                     250,000             250,000
     Proceeds from exercise of options for Ordinary Shares                         4,975               2,661
     Repurchase of Ordinary Shares                                                    -             (107,644)
                                                                               ---------            --------
     Net cash (used for) from financing activities                               (29,876)            119,768
                                                                               ---------            --------

Net (decrease) increase in cash                                                  (51,696)            222,325
Cash - beginning of period                                                       317,714             165,865
                                                                               ---------            --------
Cash - end of period                                                         $   266,018          $  388,190
                                                                             ===========          ==========

                            See accompanying notes to interim consolidated financial statements

                                                           5

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

On January 12, 1999, the Company announced that it had agreed to acquire the international and domestic property and casualty businesses of CIGNA Corporation for $3.45 billion in cash. Under the terms of the agreement the Company, through a newly created U.S. holding company, ACE INA Holdings Inc. (ACE INA), will acquire CIGNA's domestic property and casualty insurance operations including its run-off business and also its international property and casualty insurance companies and branches, including most of the accident and health business written through those companies. In connection with the acquisition, National Indemnity, a subsidiary of Berkshire Hathaway, will provide $1.25 billion of protection against adverse development with respect to the loss and loss adjustment expense reserves of the operations to be acquired. The acquisition, which is subject to receipt of necessary regulatory approvals and other customary closing conditions, is expected to be completed by July 1, 1999. The Company expects to finance this transaction with a combination of available cash, interim financing provided by a syndicate of banks and permanent financing consisting of newly issued equity, debt and preferred and mandatorily convertible securities (see "Management's Discussion and Analysis - Liquidity and Capital Resources").

For the six months ended March 31, 1999, approximately 54 percent of the Company's written premiums came from companies headquartered in North America with approximately 25 percent coming from companies headquartered in the United Kingdom and continental Europe and approximately 21 percent from companies headquartered in other countries.

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

b)  New accounting pronouncements

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which is effective for years beginning after December 15, 1997. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about

                         ACE LIMITED AND SUBSIDIARIES
             NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


b)  New accounting pronouncements (continued)

products and services, geographic areas, and major customers. Because SFAS 131 is not required to be applied to interim financial statements in the initial year of adoption, the Company is not required to disclose segment information in accordance with SFAS 131 until its September 1999 annual report. In the Company's first quarter 2000 report, and in subsequent quarters, it will present the interim disclosures required by SFAS 131 for both 1999 and 2000.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective beginning in the first quarter of fiscal 2000. The Company is currently assessing the effect of adopting this statement on its financial position and operating results, which as yet, has not been determined.

3.  Commitments and Contingencies

A number of the Company's insureds have given notice of claims relating to breast implants or related components or raw material thereof that had been produced and/or sold by such insureds. The Company has made payments to date of approximately $610 million with respect to breast implant claims, which include payments of $240 million made during the six months ended March 31, 1999. These payments are made pursuant to agreements reached with most of the Company's significant breast implant insureds. Those agreements have the effect of limiting the Company's exposure to breast implant claims related to those insureds to amounts which were anticipated in the Company's reserves. Although uncertainties concerning the ultimate amount of the Company's financial exposure to breast implant claims continue to exist, the Company believes that the possibility of a material financial impact in the future as a result of breast implant claims is unlikely.

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

4.  Restricted Stock Awards

Under the terms of the 1995 Long-Term Incentive Plan, 344,750 restricted Ordinary Shares were awarded during the six months ended March 31, 1999, to officers of the Company and its subsidiaries. These shares vest at various dates through November 2003. In addition, during the period, 18,228 restricted Ordinary Shares were awarded to outside directors under the terms of the 1995 Outside Directors Plan. These shares vest in February 2000.

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

--------------------------------------------------------------------------------------------------------------------------
                                                           Three Months Ended                    Six Months Ended
                                                                March 31                            March 31

                                                            1999              1998             1999              1998
                                                            ----              ----             ----              ----
                                                         (in thousands of U.S. dollars, except share and per share data)

Numerator:
    Net Income                                        $    129,019    $      247,901    $      367,558     $      370,111
                                                        ==========     =============     =============      =============

 Denominator:
    Denominator for basic earning  per share -
    Weighted average shares outstanding                193,758,050       177,188,338      193,678,770         178,093,744

    Effect of dilutive securities                        3,422,737         4,124,388        3,532,940           4,012,446
                                                       -----------       -----------      -----------         -----------

    Denominator for diluted earnings per share -
    Adjusted weighted average shares outstanding
       and assumed conversions                         197,180,787       181,312,726      197,211,710         182,106,190
                                                       ===========       ===========      ===========         ===========

    Basic earnings per share                                $ 0.67            $ 1.40           $ 1.90              $ 2.08
    Diluted earnings per share                              $ 0.65            $ 1.37           $ 1.86              $ 2.03
--------------------------------------------------------------------------------------------------------------------------


6.  Credit Facilities

In December 1997, the Company arranged certain syndicated credit facilities. J.P. Morgan Securities, Inc. and Mellon Bank N.A. acted as co-arrangers in the arranging, structuring and syndication of these credit facilities. Each facility requires that the Company and/or certain of its subsidiaries maintain specific covenants, including a consolidated tangible net worth covenant and a maximum leverage covenant. The facilities provide:

o A $200 million 364 day revolving credit facility and a $200 million five year revolving credit facility which together make up a combined $400 million committed, unsecured syndicated revolving credit facility. In December 1998, the expiry date of the 364-day revolving credit facility was extended to March 31, 1999, at which time it expired. A new multi-year core liquidity facility is being arranged as an additional part of the CIGNA interim bank financing (see "Management's Discussion and Analysis-Liquidity and Capital Resources"). At March
     31, 1999, the five-year revolving credit facility had a $150 million letter of credit ("LOC") sub-limit (increased from $50 million during September 1998).

o A syndicated fully secured five year LOC facility totaling approximately (pound)154 million ($262 million) which was used to fulfill the requirements of Lloyd's to support underwriting capacity on Lloyd's syndicates in which the Company participates. As discussed below, this facility was replaced on November 27, 1998.

                         ACE LIMITED AND SUBSIDIARIES
             NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

6.  Credit Facilities (continued)


o A syndicated $250 million seven year amortizing term loan facility, which was used on January 2, 1998 to partially finance the acquisition of ACE USA. The interest rate on the term loan was LIBOR plus an applicable spread. As discussed below, this term loan was refinanced on October 27, 1998.

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

Certain assets totaling approximately $90 million are pledged as collateral in connection with the swap transaction. In the event that the Company terminates the credit default swap prematurely, the Company would be liable for certain transaction costs. However, the Company has no current intention of terminating the swap. The swap counter-party is a major financial institution with a long- term S&P Senior Debt Rating of AA- and the Company does not anticipate non-performance.

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

Tempest Re also maintains an unsecured, syndicated revolving credit facility in the amount of $72.5 million. At March 31, 1999, no amounts have been drawn down under this facility. The facility requires that Tempest Re comply with specific covenants.

                         ACE LIMITED AND SUBSIDIARIES
             NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

7.  Reinsurance

The Company purchases reinsurance to manage various exposures including catastrophic risks. Although reinsurance agreements contractually obligate the Company's reinsurers to reimburse it for the agreed upon portion of its gross paid losses, they do not discharge the primary liability of the Company. The amounts for net premiums written and net premiums earned in the statements of operations are net of reinsurance. Direct, assumed and ceded amounts for these items for the three months and six months ended March 31, 1999 and 1998 are as follows:

-------------------------------------------------------------------------------------------------------
                                            Three Months Ended                    Six Months Ended
                                                March 31                              March 31
                                          1999                1998              1999              1998
                                          ----                ----              ----              ----
                                                        (in thousands of U.S. dollars)

Premiums written
     Direct                         $    218,461        $    151,445      $    426,962       $  336,430
     Assumed                             217,034             111,892           262,601          134,363
     Ceded                               (94,830)            (34,700)         (194,795)       (  89,007)
                                       ---------           ---------         ---------       ----------
     Net premiums written           $    340,665        $    228,637      $    494,768       $  381,786
                                         =======             =======           =======          =======
Premiums earned
     Direct                         $    252,215        $    193,356      $    485,782       $  405,341
     Assumed                             129,560             104,463           227,410          151,085
     Ceded                               (96,508)            (76,344)         (209,918)        (129,621)
                                       ---------           ---------         ---------       ----------
     Net premiums earned            $    285,267        $    221,475      $    503,274       $  426,805
                                         =======             =======           =======          =======
-------------------------------------------------------------------------------------------------------

The Company's provision for reinsurance recoverable at March 31, 1999 and September 30, 1998 is as follows:

------------------------------------------------------------------------------------------
                                                  March 31,             September 30,
                                                    1999                    1998
                                                    ----                    ----
                                                    (in thousands of U.S. dollars)

Reinsurance recoverable on paid
   losses and loss expenses                      $     97,109       $       57,225
Reinsurance recoverable on unpaid
   losses and loss expenses                         1,218,888            1,143,121
Provision for uncollectible balances on
   unpaid losses and loss expenses                    (81,929)             (83,593)
                                                  -----------         ------------

Total reinsurance recoverable                    $  1,234,068       $    1,116,753
                                                  ===========        =============
------------------------------------------------------------------------------------------

8.   Taxation

Under current Cayman Islands law, the Company is not required to pay any taxes on its income or capital gains. The Company has received an undertaking that, in the event of any taxes being imposed, the Company will be exempted from taxation in the Cayman Islands until the year 2013. Under current Bermuda law, the Company and its Bermuda subsidiaries are not

                         ACE LIMITED AND SUBSIDIARIES

                                 (Unaudited)

8.  Taxation (continued)

required to pay any taxes on their income or capital gains. In the event of these taxes being imposed, the Company and its Bermuda subsidiaries will be exempt from taxation in Bermuda until March 2016.

Income from the Company's operations at Lloyd's are subject to United Kingdom corporation taxes. ACE USA is subject to income taxes imposed by U.S. authorities.

The Company currently conducts its business so as not to be subject to taxation in the United States or elsewhere, other than as stated above. There can be no assurance that there will not be changes in applicable laws, regulations or treaties which might require the Company to change the way it operates or become subject to taxation.

The provision for income taxes detailed below represents the Company's estimate of tax liability in respect of the Company's operations at Lloyd's and at ACE USA and is calculated at rates equal to the statutory income tax rate in each jurisdiction.

The income tax provision for the three and six months ended March 31, 1999 and 1998 is as follows:

-----------------------------------------------------------------------------------------------
                                          Three Months Ended              Six Months Ended
                                              March 31                         March 31

                                        1999            1998           1999            1998
                                        ----            ----           ----            ----
                                                   (in thousands of U.S. dollars)

Current tax expense                   $ 1,220        $  2,320       $    744        $   4,382
Deferred tax expense                    3,932           7,110          9,750            8,816
                                        -----          ------          -----          -------

Provision for income taxes            $ 5,152        $  9,430       $ 10,494         $ 13,198
                                        =====           =====         ======           ======
-----------------------------------------------------------------------------------------------






                         ACE LIMITED AND SUBSIDIARIES

        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                 (Unaudited)

The components of the net deferred tax asset as of March 31, 1999 and September 30, 1998 is as follows:
-------------------------------------------------------------------------------------------------------
                                                        March 31,           September 30,
                                                          1999                  1998
                                                          ----                  ----
                                                         (in thousands of U.S. dollars)

Deferred tax assets
    Loss reserve discount                            $    46,476          $     50,581
    Unearned premium adjustment                            3,793                 3,874
    Uncollectible reinsurance                              6,645                 5,185
    Other                                                 71,340                49,646
                                                      ----------            ----------
    Total deferred tax assets                         $  128,254            $  109,286
                                                      ----------            ----------

Deferred tax liabilities
    Deferred policy acquisition costs                      3,827                 3,741
    Unrealized appreciation on investments                 1,490                 9,282
    Other                                                 51,563                43,696
                                                       ---------            ----------
    Total deferred tax liabilities                        56,880                56,719
                                                       ---------            ----------

Valuation allowance                                       27,726                27,303
                                                      ----------            ----------

Net deferred tax asset                                $   43,648            $   25,264
                                                      ==========            ==========
-------------------------------------------------------------------------------------------------------

9.  Reclassification

Certain items in the prior period financial statements have been reclassified to conform with the current period presentation.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION



Safe Harbor Disclosure

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Any written or oral statements made by or on behalf of the Company may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors (which are described in more detail elsewhere in documents filed by the Company with the Securities and Exchange Commission) include, but are not limited to, (i) uncertainties relating to government and regulatory policies (such as subjecting the Company to insurance regulation or taxation in additional jurisdictions or amending or revoking any laws, regulations or treaties affecting the Company's current operations), (ii) the occurrence of catastrophic events with a frequency or severity exceeding the Company's estimates, (iii) the legal environment, (iv) the uncertainties of the reserving process, (v) loss of the services of any of the Company's executive officers, (vi) changing rates of inflation and other economic conditions, (vii) losses due to foreign currency exchange rate fluctuations, (viii) ability to collect reinsurance recoverables, (ix) the competitive environment in which the Company operates, (x) the impact of mergers and acquisitions, (xi) the impact of Year 2000 related issues,
(xii) developments in global financial markets which could affect the Company's investment portfolio, (xiii) risks associated with the global financial markets which could affect the Company's investment portfolio, and (xiv) risks associated with the introduction of new products and services. The words "believe", "anticipate", "project", "plan", "expect", "intend", "will likely result" or "will continue" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

General

The following is a discussion of the Company's results of operations, financial condition, liquidity and capital resources as of and for the three and six months ended March 31, 1999. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. This discussion should be read in conjunction with the consolidated financial statements, related notes thereto and the Management's Discussion and Analysis of Results of Operations and Financial Condition included in the Company's 1998 Annual Report on Form 10-K.

ACE Limited ("ACE") is a holding company which, through its Bermuda-based operating subsidiaries, ACE Bermuda Insurance Ltd. (formerly A.C.E. Insurance Company, Ltd.) ("ACE Bermuda"), Corporate Officers & Directors Assurance Ltd. ("CODA") and Tempest Reinsurance Company Limited ("Tempest Re") and its Dublin, Ireland based subsidiaries, ACE Insurance Company Europe Limited and ACE Reinsurance Company Europe Limited provides a broad range of insurance and reinsurance products to a diverse group of international clients. Following the acquisition of CAT Limited ("CAT"), the CAT business was integrated into the Tempest Re book of business and effective January 1, 1999 CAT was actually merged into Tempest Re. Through its U.S. based subsidiary, ACE USA, Inc. ("ACE USA"), the Company provides insurance products to a broad range of clients in the United States. In addition, since 1996 the Company has provided funds at Lloyd's, primarily in the form of letters of credit, to support underwriting capacity for Lloyd's syndicates managed by Lloyd's managing agencies which are indirect wholly owned subsidiaries of ACE. Underwriting capacity is the maximum amount of gross premiums that a syndicate at Lloyd's can underwrite in a given year of account. Unless the context otherwise indicates, the term "Company" refers to one or more of ACE and its consolidated subsidiaries. The operations of the Company in the Lloyd's market are collectively referred to herein as "ACE Global Markets".

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)


General (cont'd)

On January 12, 1999, the Company announced that it had agreed to acquire the international and domestic property and casualty businesses of CIGNA Corporation for $3.45 billion in cash. Under the terms of the agreement the Company, through a newly created U.S. holding company, ACE INA Holdings Inc. (ACE INA), will acquire CIGNA's domestic property and casualty insurance operations and also its international property and casualty insurance companies and branches, including most of the accident and health business written through those companies. In connection with the acquisition, National Indemnity, a subsidiary of Berkshire Hathaway, will provide $1.25 billion of protection against adverse development with respect to the loss and loss adjustment expense reserves of the operations to be acquired. The acquisition, which is subject to receipt of necessary regulatory approvals and other customary closing conditions is expected to be completed by July 1, 1999. The Company expects to finance this transaction with a combination of available cash, interim financing provided by a syndicate of banks and permanent financing consisting of newly issued equity, debt and preferred and mandatorily convertible securities (see "Liquidity and Capital Resources").

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


Results of Operations - Three Months ended March 31, 1999
--------------------------------------------------------------------------------------------------
 Premiums                                      Three Months ended            % Change
                                                     March 31                  from
                                              1999              1998          Prior year
                                             ------            ------         ----------
                                                   (in millions)

 Gross premiums written:
 ACE Bermuda                              $   129.8          $   98.4           32.0%
 ACE Global Markets                           139.9              74.4           88.1%
 Tempest Re                                   115.6              51.8          123.1%
 ACE USA                                       50.2              38.7           29.6%
                                            -------           -------         -------
                                          $   435.5          $  263.3           65.4%
                                           ========           =======         =======

 Net premiums written:
 ACE Bermuda                              $    97.8          $   83.8           16.7%
 ACE Global Markets                           104.9              76.6           36.9%
 Tempest Re                                   115.6              47.6          142.9%
 ACE USA                                       22.4              20.6            8.7%
                                            -------           -------         -------
                                          $   340.7          $  228.6           49.0%
                                          =========          ========         =======

 Net premiums earned:
 ACE Bermuda                              $   115.1          $  105.9            8.7%
 ACE Global Markets                           108.2              69.7           55.3%
 Tempest Re                                    38.3              21.1           81.4%
 ACE USA                                       23.7              24.8          (4.5)%
                                            -------           -------         -------
                                          $   285.3          $  221.5           28.8%
                                          =========          ========          ======
----------------------------------------------------------------------------------------

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)

Results of Operations - Three Months ended March 31, 1999 (continued)

Most insurance markets continued to face significant competitive pressures as a result of relatively low loss activity over the past several years and excess capital in these markets. Despite continuing price pressure on most insurance and reinsurance lines, gross premiums written increased by $172.2 million to $435.5 million in the second quarter of fiscal 1999 compared to $263.3 million in the quarter ended March 31, 1998, an increase of 65.4 percent. ACE Bermuda had an increase in gross premiums written of 32.0 percent this quarter compared to the second quarter of fiscal 1998. This growth at ACE Bermuda is due primarily to new business in financial lines and an increase in ACE Bermuda's participation in United Kingdom nuclear pools for excess property insurance. This growth more than offset the declines in the excess liability division and the professional lines (previously called directors and officers) liability division, which both continue to face difficult markets. The Company continues to increase its participation in the Lloyd's syndicates managed by ACE Global Markets, resulting in an increase of $65.5 million in gross premiums written with respect to ACE Global Markets. However, ACE Global Markets continues to experience competitive conditions in the Lloyd's market. This affects the writing of new business as well as certain renewal business where prices or policy terms are not considered adequate. The majority of premiums written for Tempest Re occur in January of each year. The gross premiums written for Tempest Re was $115.6 million for the quarter ended March 31, 1999
(which includes the CAT portfolio) compared with gross premiums written of $51.8 million for Tempest only in the quarter ended March 31, 1998.
However, the gross premiums written for the combined Tempest Re operation for the three months ended March 31, 1999, were 21 percent lower than the 1998 combined pro forma total of $145 million, as market conditions remain very competitive in the property catastrophe reinsurance business. Several mergers among Tempest Re's larger clients and several non-renewals of contracts due to the pressure on pricing contributed to this decline. Gross premiums written at ACE USA during the current quarter increased by $11.5 million to $50.2 million from $38.7 million in the comparative quarter.
This growth was the result of the diversification strategy initiated last year, which saw the addition of six new divisions at ACE USA. In particular, ACE USA experienced greater than expected growth in the warranty division. These premium increases were partially offset by the decrease in gross premiums written in the property division at ACE USA during the quarter ended March 31, 1999.

Net premiums written increased by $112.1 million to $340.7 million for the quarter ended March 31, 1999 compared with $228.6 million for the quarter ended March 31, 1998. As with gross premiums written, the inclusion of the results of CAT this quarter contributed significantly to the increase in net premiums written for the three months ended March 31, 1999, compared to the similar quarter last year. In addition the Company's increased participation in the Lloyd's syndicates managed by ACE Global Markets contributed to the increase in net premiums written for the quarter. ACE Bermuda had an increase in net premiums written of 16.7 percent during the current quarter due primarily to growth in the financial lines division. ACE Bermuda continued its use of reinsurance during the quarter. In particular, ACE Bermuda increased the excess liability quota share reinsurance to 50 percent from 25 percent, effective January 1, 1999. Net premiums written at ACE USA increased 8.7 percent during the quarter ended March 31, 1999 compared with the quarter ended March 31, 1998 due primarily to the growth experienced in the warranty division. The addition of the new lines of businesses at ACE USA helped to offset the decrease in net premiums written in the property division this quarter.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)

Results of Operations - Three Months ended March 31, 1999 (continued)

Net premiums earned increased by $63.8 million to $285.3 million in the quarter ended March 31, 1999 from $221.5 million in the quarter ended
March 31, 1998, an increase of 28.8 percent. The increase in net premiums earned this quarter compared to the corresponding fiscal 1998 quarter, is due primarily to an increase in net premiums earned from the Company's increased participation in the Lloyd's syndicates managed by ACE Global Markets, the inclusion of the results of the CAT book of business during the current quarter and the increase in premium growth at ACE Bermuda. During the current quarter, net premiums earned in the financial lines division at ACE Bermuda contributed significantly to the increase in net premiums earned due to the commutation of a contract. Under the terms of that commutation, $25 million of net premiums earned and $19 million of incurred losses was recognized during the current quarter.

-------------------------------------------------------------------------------
 Net Investment Income
                                         Three Months ended          % Change
                                               March 31                 from
                                         1999            1998        Prior year
                                         ----            ----        ----------
                                             (in millions)


Net investment income                   $ 86.5         $ 78.3          10.5%
                                          ====           ====          =====
-------------------------------------------------------------------------------

Net investment income increased during the quarter ended March 31, 1999, to $86.5 million compared with $78.3 million in the quarter ended March 31, 1998. This increase is primarily a result of a larger investable asset base, due to the inclusion of the CAT portfolio, compared to the same quarter last year, and the reinvestment of funds generated by the portfolio. The average yield on the investment portfolio remained relatively unchanged in the quarter ended March 31, 1999 compared with the quarter ended March 31, 1998.

-------------------------------------------------------------------------------
 Net Realized Gains on Investments
                                                       Three Months ended
                                                             March 31

                                                       1999             1998
                                                       ----             ----
                                                          (in millions)

 Fixed maturities and short - term investments       $     6.9       $    12.1
 Equity securities                                         7.3            87.5
 Financial futures and option contracts                    3.8            50.5
 Currency                                                 (0.7)           (4.5)
                                                        ------          ------
                                                     $    17.3       $   145.6
                                                          ====           =====
-------------------------------------------------------------------------------

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF

Results of Operations - Three Months ended March 31, 1999 (continued)

The Company's investment strategy takes a long-term view and the portfolio is actively managed to maximize total return within certain specific guidelines, which minimize risk. The portfolio is reported at fair value. The effect of market movements on the investment portfolio will directly impact net realized gains (losses) on investments when securities are sold. Changes in unrealized gains and losses, which result from the revaluation of securities held, are reported as a separate component of other comprehensive income.

During the second quarter of fiscal 1999 the fair value of the Company's investment portfolio was adversely impacted by a general decrease in prices in the U.S. bond markets directly related to an increase in interest rates during the period, resulting in a decline in net unrealized appreciation on investments. However, sales proceeds for fixed maturity securities were generally higher than their amortized cost during the quarter resulting in net realized gains of $6.9 million being recognized on fixed maturities and short-term investments. In the second quarter of fiscal 1998, net realized gains of $12.1 million were recognized on fixed maturities and short-term investments. Certain of the Company's fixed income investment portfolios utilize fixed income futures contracts to manage duration exposure, and losses of $9.4 million were recognized on these during the current quarter, compared with gains of $1.6 million in the quarter ended March 31, 1998.

Positive equity markets contributed to net realized gains on the sale of equity securities of $7.3 million in the second quarter of fiscal 1999. The liquidation of two domestic stock portfolios during the second quarter of fiscal 1998 contributed significantly to net realized gains of $87.5 million during that period. In the second quarter of fiscal 1999 net realized gains generated by the Company's equity index futures contacts amounted to $13.2 million, compared with gains of $48.9 million in the second quarter of fiscal 1998.

-------------------------------------------------------------------------------
 Combined Ratio
                                                          Three months ended
                                                               March 31
                                                         1999           1998
                                                         ----           ----

 Loss and loss expense ratio                             55.0%          58.6%
 Underwriting and administrative expense ratio           31.2%          23.1%
                                                         ----           -----
 Combined ratio                                          86.2%          81.7%
-------------------------------------------------------------------------------

The underwriting results of a property and casualty insurer are discussed frequently by reference to its loss and loss expense ratio, underwriting and administrative expense ratio and combined ratio. Each ratio is derived by dividing the relevant expense amounts by net premiums earned. The combined ratio is the sum of the loss and loss expense ratio and the underwriting and the administrative expense ratio. A combined ratio under 100 percent indicates underwriting income and a combined ratio exceeding 100 percent indicates underwriting losses. Property catastrophe reinsurance companies generally expect to have overall lower combined ratios as compared with other reinsurance companies with long-tail exposures. However, property catastrophe loss experience is generally characterized by low frequency but high severity short-tail claims, which may result in significant volatility in results.

Several aspects of the Company's operations, including the low frequency and high severity of losses in the high excess layers in certain lines of business in which the Company provides insurance and reinsurance, complicate the actuarial reserving techniques utilized by the Company. Management believes, however, that the Company's reserves for unpaid losses and loss expenses are adequate to cover the ultimate cost of losses and loss expenses incurred through March 31, 1999. Since such provisions are necessarily based on estimates, future developments may result in ultimate losses and loss expenses significantly greater or less than such amounts.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)

Results of operations - Three Months ended March 31, 1999 (continued)

The loss and loss expense ratio decreased to 55.0 percent during the current quarter compared with 58.6 percent for the quarter ended March 31, 1998. The changing mix of premiums written and earned by the Company, contributed to the decrease in the loss and loss expense ratio this quarter, as the loss ratios of CAT and ACE Global Markets are lower than the Company's traditional book of business.

The underwriting and administrative expense ratio increased during the current quarter compared to the same quarter last year. This was partially due to the costs associated with the Company's increased participation in the Lloyd's syndicates managed by ACE Global Markets. The underwriting and administrative expense ratio of ACE Global Markets is generally higher than the traditional book of business. The underwriting and administrative expense ratio also increased as a result of the costs associated with the continuing diversification and growth of the Company. This includes the steps taken recently by the Company to establish the ACE brand on a global basis through an integrated communications program.

 Results of Operations - Six Months ended March 31, 1999
-----------------------------------------------------------------------------------------
 Premiums
                                                  Six Months ended            % Change
                                                      March 31                  from
                                                 1999         1998            Prior year
                                                ------       ------           ----------
                                                   (in millions)

 Gross premiums written:
 ACE Bermuda                                 $  255.4      $  225.9             13.1%
 ACE Global Markets                             227.8         154.4             47.5%
 Tempest Re                                     123.0          51.8            137.5%
 ACE USA                                         83.4          38.7            115.5%
                                                -----         -----            ------
                                             $  689.6      $  470.8             46.5%
                                                =====         =====             =====
 Net premiums written:
 ACE Bermuda                                    185.5         178.6              3.8%
 ACE Global Markets                             146.4         134.9              8.6%
 Tempest Re                                     119.9          47.6            151.9%
 ACE USA                                         43.0          20.6            108.9%
                                                -----         -----            ------
                                             $  494.8      $  381.7             29.6%
                                                =====         =====            ------
 Net premiums earned:
 ACE Bermuda                                    197.7         219.2            (9.8)%
 ACE Global Markets                             173.3         133.3             30.0%
 Tempest Re                                      86.7          49.5             75.2%
 ACE USA                                         45.6          24.8             84.0%
                                                -----         -----            ------
                                             $  503.3       $ 426.8             17.9%
                                                =====         =====             =====
---------------------------------------------------------------------------------------------

During the six months ended March 31, 1999, gross premiums written increased by 46.5 percent to $689.6 million compared with $470.8 million in the six month period ended March 31, 1998. ACE Bermuda saw an increase in gross premiums written during the period of 13.1 percent. This is primarily a result of several new contracts written in financial lines and increased activity in the excess property and aviation lines during the current six month period. These increases were offset by continuing declines in the excess liability division and the professional lines (previously called directors and officers) liability division which both continue to face difficult markets. These divisions continue to decline accounts where pricing is not commensurate with risk.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)


Results of operations - Six Months ended March 31, 1999 (continued)

The Company recorded an increase of 47.5 percent in gross premiums written with respect to the Company's participation in the Lloyd's syndicates managed by ACE Global Markets. This growth is a result of the Company's increased participation in the syndicates under management. However, ACE Global Markets continues to experience competitive conditions in the Lloyd's market. This affects the writing of new business as well as certain renewal business where prices or policy terms are not considered adequate. The combined Tempest Re and CAT operations recorded gross premiums written of $123.0 million for the six months ended March 31, 1999, compared with $51.8 million for Tempest Re alone last year. Tempest Re renewals primarily occur in January and July of each year and therefore premium transactions were minimal during the first fiscal quarter. However, gross premiums written for the combined Tempest Re operation were lower compared to the combined proforma operations for the comparative prior period as market conditions remain very competitive in the property catastrophe reinsurance business. This decrease was due in part to several mergers among Tempest Re's larger clients and the continued decline in pricing which resulted in non-renewals on several of Tempest Re's contracts. Gross premiums written by ACE USA increased during the six months ended March 31, 1999 compared to the prior comparative period due to the inclusion of results of ACE USA for six months in fiscal 1999 compared to three months in fiscal 1998 as ACE
USA was purchased in January 1998. In addition, the diversification strategy at ACE USA resulted in six new divisions at ACE USA with the warranty division in particular and the directors and officers and errors and omissions divisions showing increased activity.

Net premiums written increased by $113.1 million, or 29.6 percent, to $494.8 million for the six month period ended March 31, 1999 compared with $381.7 million for the first six months of fiscal 1998. This increase was due primarily to the increase in net premiums written by Tempest Re, as discussed for gross premiums written and the contribution of ACE USA for six months this period, compared with three months in the prior year to date. Net premiums written by ACE Bermuda had a slight increase of 3.8 percent as a result of the increased use of reinsurance. Several reinsurance programs were renewed and others restructured by ACE Bermuda during the current period, with the excess liability division increasing its quota share program from 25 percent to 50 percent.

Net premiums earned increased to $503.3 million compared to $426.8 million last year, an increase of 17.9 percent. This increase is a result of the contributions of CAT and ACE USA during the current six months and an increase in net premiums earned at ACE Global Markets due to the Company's increased Lloyd's syndicate participation. This increase was partially offset by declines in earned premiums in ACE Bermuda.

-------------------------------------------------------------------------------
Net Investment Income
                                      Six Months ended            % Change
                                          March 31                  from
                                      1999        1998            Prior year
                                     ------      ------           ----------
                                        (in millions)

Net investment income               $ 171.6     $ 142.0              20.9%
                                      =====       =====              =====
--------------------------------------------------------------------------------
Net investment income increased by $29.6 million in the current period, as compared with the similar period of fiscal 1998. This is as a result of a larger investable asset base due to the inclusion of the ACE USA and CAT portfolio's in the current period.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)

Results of operations - Six Months ended March 31, 1999 (continued)

-------------------------------------------------------------------------------
 Net Realized Gains on Investments
                                                          Six Months ended
                                                              March 31
                                                         1999            1998
                                                        ------           -----
                                                                (in millions)

 Fixed maturities and short-term investments         $   21.4        $   33.5
 Equity securities                                        9.3            94.8
 Financial futures and option contracts                 125.1            59.2
 Other investments                                       (7.4)             -
 Currency                                                (1.0)          (14.4)
                                                         =====          ======
                                                     $  147.4        $  173.1
                                                        =====           ======
-------------------------------------------------------------------------------

   The Company's investment strategy takes a long-term view and the portfolio is actively managed to maximize total return within certain specific guidelines, which minimize risk. The portfolio is reported at fair value.
The effect of market movements on the investment portfolio will directly impact net realized gains (losses) on investments when securities are sold. Changes in unrealized gains and losses, which result from the revaluation of securities held, are reported as a separate component of shareholders' equity.

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

In the six month period ended March 31, 1999 the fair value of the Company's investment portfolio was adversely impacted by a general decrease in prices in the U.S. bond markets directly related to an increase in interest rates during the period. However, sales proceeds for fixed maturity securities were generally higher than their amortized cost during the period resulting in net realized gains of $21.4 million being recognized on fixed maturities and short-term investments. In the six month period ended March 31, 1998, net realized gains of $33.5 million were recognized on fixed maturities and short-term investments. Certain of the Company's fixed income investment portfolios utilize fixed income futures contracts to manage duration exposure, and losses of $13.2 million were recognized on these during the six months ended March 31, 1999, compared with gains of $6.3 million in the six months ended March 31, 1998.

Positive returns in the equity markets contributed to net realized gains on the sale of equity securities of $9.3 million in the first six months of fiscal 1999, compared with gains of $94.8 million in the first six months of fiscal 1998. In the six month period ended March 31, 1999 net realized gains generated by the Company's equity index futures contacts amounted to $138.3 million, compared with gains of $52.9 million in the six month period ended March 31, 1998.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)

Results of operations - Six Months ended March 31, 1999 (continued)


The Company sold a private investment held by CAT during the period, which resulted in a realized loss of $7.4 million.

-------------------------------------------------------------------------------
 Combined Ratio
                                                         Six Months ended
                                                              March 31
                                                        1999          1998
                                                       ------         -----

 Loss and loss expense ratio                            53.3%         59.1%
 Underwriting and administrative expense ratio          31.4%         22.4%
                                                        -----         -----

 Combined Ratio                                         84.7%         81.5%
                                                        =====         =====
-------------------------------------------------------------------------------

The underwriting results of a property and casualty insurer are discussed frequently by reference to its loss and loss expense ratio, underwriting and administrative expense ratio and combined ratio. Each ratio is derived by dividing the relevant expense amounts by net premiums earned. The combined ratio is the sum of the loss and loss expense ratio and the underwriting and the administrative expense ratio. A combined ratio under 100 percent indicates underwriting income and a combined ratio exceeding 100 percent indicates underwriting losses. Property catastrophe reinsurance companies generally expect to have overall lower combined ratios as compared with other reinsurance companies with long-tail exposures. However, property catastrophe loss experience is generally characterized by low frequency but high severity short-tail claims, which may result in significant volatility in results.

Several aspects of the Company's operations, including the low frequency and high severity of losses in the high excess layers in certain lines of business in which the Company provides insurance and reinsurance, complicate the actuarial reserving techniques utilized by the Company. Management believes, however, that the Company's reserves for unpaid losses and loss expenses are adequate to cover the ultimate cost of losses and loss expenses incurred through March 31, 1999. Since such provisions are necessarily based on estimates, future developments may result in ultimate losses and loss expenses significantly greater or less than such amounts.

For the six months ended March 31, 1999, the loss and loss expense ratio decreased to 53.3 percent compared to 59.1 percent for the six months ended March 31, 1998. This decrease in the loss ratio is partly a result of the continuing change in the mix of business written and earned. The decrease is also partly due to favorable loss and loss expenses in ACE Bermuda, primarily the result of a large multi-year financial lines contract written by ACE Bermuda, where the original policy term ended in 1998. The policy was not renewed and the program generated significant earnings during the first quarter of fiscal 1999. The impact of these loss ration developments were somewhat offset by significant property catastrophe losses experienced by Tempest Re, primarily in the first quarter.

The underwriting and administrative expense ratio increased during the current period due in part to the increased cost base resulting from the strategic diversification by the Company, as well as the development of the Company's insurance lines and products. The Company's increased participation in the Lloyd's market also contributed to the increase in the underwriting and administrative expenses. The underwriting and administrative expense ratio increased to 31.4 percent during the current six month period compared to 22.4 percent in fiscal 1998. As with ACE USA , the underwriting and administrative expense ratio at ACE Global Markets is generally higher then the Company's traditional book of business. The Company's increased participation in the Lloyd's syndicates under management contributed to the increase in the underwriting and administrative expense ratio.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)


LIQUIDITY AND CAPITAL RESOURCES

As a holding company, ACE's assets consist primarily of the stock of its subsidiaries as well as other investments. In addition to investment income, its cash flows currently depend primarily on dividends or other statutorily permissible payments from its Bermuda-based operating subsidiaries (the "Bermuda subsidiaries"). There are currently no legal restrictions on the payment of dividends from retained earnings by the Bermuda subsidiaries as the minimum statutory capital and surplus requirements are satisfied by the share capital and additional paid-in capital of each of the Bermuda subsidiaries. However, the payment of dividends or other statutorily permissible distributions by the Bermuda subsidiaries is subject to the need to maintain shareholder's equity at a level adequate to support the level of insurance and reinsurance operations. During the six months ended March 31, 1999, ACE Bermuda and Tempest Re declared dividends of $700 million and $150 million, respectively, of which $355 million has been received from ACE Bermuda and $85 million from Tempest Re.

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

The Company's insurance and reinsurance operations provide liquidity in that premiums are normally received substantially in advance of the time claims are paid. For the six months ended March 31, 1999, the Company's consolidated net cash flow from operating activities was $(148.2) million, compared with $254.6 million for the six months ended March 31, 1998. Cash flows are affected by claim payments, which due to the nature of the Company's operations, may comprise large loss payments on a limited number of claims and therefore can fluctuate significantly from year to year. The irregular timing of these loss payments, for which the source of cash can be from operations, available net credit facilities or routine sales of investments, can create significant variations in cash flows from operations between periods. For the six month periods ended March 31, 1999 and 1998, loss and loss expense payments amounted to $473.8 million (of which $240 million related to breast implant payments - see below) and $228.9 million respectively. Total loss and loss expense payments amounted to $583.8 million, $421.9 million and $115.0 million in fiscal 1998, 1997 and 1996, respectively, of which approximately $250 million and $120 million in fiscal 1998 and 1997, respectively, related to breast implant payments.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

A number of the Company's insureds have given notice of claims relating to breast implants or related components or raw material thereof that had been produced and/or sold by such insureds. The Company has made payments to date of approximately $610 million with respect to breast implant claims, which include payments of $240 million made during the six months ended March 31, 1999. These payments are made pursuant to agreements reached with most of the Company's significant breast implant insureds. Those agreements have the effect of limiting the Company's exposure to breast implant claims related to those insureds to amounts which were anticipated in the Company's reserves. Although uncertainties concerning the ultimate amount of the Company's financial exposure to breast implant claims continue to exist, the Company believes that the possibility of a material financial impact in the future as a result of breast implant claims is unlikely.

The Company maintains loss reserves for the estimated unpaid ultimate liability for losses and loss expenses under the terms of its policies and agreements. The reserve for unpaid losses and loss expenses of $3.6 billion at March 31, 1999 includes $1.4 billion of case and loss expense reserves. While the Company believes that its reserve for unpaid losses and loss expenses at March 31, 1999 is adequate, future developments may result in ultimate losses and loss expenses significantly greater or less than the reserve provided.

At March 31, 1999, total investments and cash amounted to approximately $6.1 billion, compared to $6.2 billion at September 30, 1998. The Company's investment portfolio is structured to provide a high level of liquidity to meet insurance related or other obligations. The consolidated investment portfolio is externally managed by independent professional investment managers and is invested in high quality investment grade marketable fixed income and equity securities, the majority of which trade in active, liquid markets. The Company believes that its cash balances, cash flow from operations, routine sales of investments and the liquidity provided by its credit facilities (discussed below) are adequate to allow the Company to pay claims within the time periods required under its policies.

In December 1997, the Company arranged certain syndicated credit facilities. J.P. Morgan Securities, Inc. and Mellon Bank N.A. acted as co-arrangers in the arranging, structuring and syndication of these credit facilities. Each facility requires that the Company and/or certain of its subsidiaries comply with specific covenants, including a consolidated tangible net worth covenant and a maximum leverage covenant. The facilities provide:

o A $200 million 364 day revolving credit facility and a $200 million five year revolving credit facility which together make up a combined $400 million committed, unsecured syndicated revolving credit facility. In December 1998, the expiry date of the 364-day revolving credit facility was extended to March 31, 1999 at which time it expired. A new multi-year core liquidity facility is being arranged as an additional part of the CIGNA interim bank financing mentioned below.
     At March 31, 1999, the five-year revolving credit facility had a $150 million letter of credit ("LOC") sub-limit (increased from $50 million during September 1998). The Company drew down $385 million on the revolving credit facilities to finance the acquisition of CAT
     Limited on April 1, 1998. The debt was subsequently repaid from a portion of the proceeds from the sale of 16.5 million new Ordinary Shares of the Company.

o A syndicated fully secured five year LOC facility totaling approximately (pound)154 million ($262 million) which was used to fulfill the requirements of Lloyd's to support underwriting capacity on Lloyd's syndicates in which the Company participates. As discussed below, this facility was replaced on November 27, 1998.

o A syndicated $250 million seven year amortizing term loan facility, which was used on January 2, 1998 to partially finance the acquisition of ACE USA. The interest rate on the term loan was LIBOR plus an applicable spread. As discussed below, this term loan was refinanced on October 27, 1998.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

On October 27, 1998, ACE US refinanced the outstanding $250 million term loan with the proceeds from the issuance of $250 million in aggregate principal amount of unsecured credit sensitive senior notes maturing in October 2008. Interest payments, based on the initial fixed rate coupon on these notes of
8.63 percent, are due semi-annually in arrears. Total interest expense to be recorded by ACE US, including amortized fees and hedging costs, will initially be $23.3 million per year. The indenture related to these notes include certain restrictive covenants applicable to ACE US. The senior notes are callable subject to certain breakage costs, however, ACE US has no current intention of calling the debt. Simultaneously, the Company has entered into a notional $250 million credit default swap transaction that has the economic effect of reducing the cost of debt to the consolidated group, excluding fees and expenses, to 6.47 percent for 10 years. Certain assets totaling approximately $90 million are pledged as collateral in connection with the swap transaction. In the event that the Company terminates the credit default swap prematurely, the Company would be liable for certain transaction costs. However, the Company has no current intention of terminating the swap. The swap counter-party is a major financial institution with a long-term S&P Senior Debt Rating of AA- and the Company does not anticipate non-performance.

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

Tempest Re also maintains an unsecured, syndicated revolving credit facility in the amount of $72.5 million. At March 31, 1999, no amounts have been drawn down under this facility. The facility requires that Tempest Re comply with specific covenants.

As previously noted, on January 12, 1999, the Company announced that it had agreed to acquire the international and domestic property and casualty businesses of CIGNA Corporation for $3.45 billion in cash. The Company expects to finance this transaction as follows:

   (a) approximately $700 million to $1 billion of available cash, which will be contributed to ACE INA,

   (b) on an interim basis, through bank financing arranged with a syndicate of banks; and

   (c) on a permanent basis, through the issuance of; (i) Ordinary Shares by the Company, the proceeds of which will also be contributed to ACE INA; (ii) preferred securities by ACE INA that are mandatorily convertible into Ordinary Shares of the Company; (iii) capital securities (e.g., trust-preferred securities) by ACE INA; and (iv) senior debt by ACE INA and together with the ACE Ordinary Shares, the ACE INA Mandatorily Convertible Securities and the ACE INA (collectively, the "Permanent Financing").

The Company or ACE INA will issue each of the Permanent Financing instruments after the closing of the transaction at the time when the Company considers market conditions to be most favorable for issuance.

On October 16, 1998, January 15, 1999, and April 16, 1999, the Company paid quarterly dividends of 9 cents per share to shareholders of record on September 30, 1998, December 15, 1998 and March 31, 1999. On May 7, 1999, the Board of Directors declared a quarterly dividend of 11 cents per share payable on July 16, 1999 to shareholders of record on June 30, 1999. The declaration and payment of future dividends is at the discretion of the

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

Board of Directors and will be dependent upon the profits and financial requirements of the Company and other factors, including legal restrictions on the payment of dividends and such other factors as the Board of Directors deems relevant.

Fully diluted net asset value per share was $20.35 at March 31, 1999, compared with $19.14 at September 30, 1998.

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

IMPACT OF THE YEAR 2000 ISSUE

General

The management of ACE Limited, recognizing that the Year 2000 problem, if left untreated, could have an adverse material effect on the Company's business, results of operations or financial condition, has in progress a project to address this issue. It is the expectation of ACE's management that this project will reduce the impact of the Year 2000 problem to an immaterial level, although not all risks can be eliminated.

The Year 2000 problem stems from the inability, in some cases, of computer programs and embedded microchips to correctly process certain data. The problem is most evident because dates which fall in the year 2000 and in later years may not be properly distinguished from those which fell in the corresponding years of the present century.

Although all ACE group companies had individually taken steps earlier towards alleviating the Year 2000 problem, a formal group- wide project was established in March 1998. At that time, a "Group Year 2000 coordinator" was appointed for the ACE Group and an executive steering committee was formed to oversee the project. This committee meets on a monthly basis to review progress and take corrective action if necessary. In each of the ACE subsidiary companies, a senior member of the management has been appointed as Year 2000 coordinator. Each Year 2000 coordinator has responsibility for that part of the Year 2000 plan relevant to its company. A detailed quarterly report on the status of the Year 2000 project is delivered to the audit committee of the Board of Directors.

A consultant who is an experienced project manager has been retained to assist the Year 2000 coordinator. In addition, certain subsidiaries have engaged external consultants to assist in monitoring their plans.

The Company's Year 2000 project is divided into four sections:
Underwriting; Information Technology; Trading Partners; and Physical Plant. The project is generally on schedule, though some components have been finished earlier than expected and some are taking more time than originally estimated. The company expects that the project will be substantially complete by September 30, 1999. Certain activities, notably the monitoring of trading partners and the continuation of prudent underwriting, will continue until December 31, 1999 and beyond.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)


IMPACT OF THE YEAR 2000 ISSUE (continued)

Underwriting

Underwriting teams within each ACE Group subsidiary have considered the risks with respect to the Year 2000 problem that might be associated with underwriting their various lines of business and have developed internal guidelines which seek to minimize these risks. Compliance with these guidelines is the subject of internal audits and/or peer reviews. These guidelines are under regular review. In some cases, exclusionary language has been added to policies and in all cases there is a requirement for underwriters to consider information about our clients and potential clients that is relevant to the Year 2000 problem and, based on this, to underwrite risks prudently or to decline them.

Information Technology

Each ACE subsidiary has a plan to ensure that all information technology components such as hardware, software and network equipment that will be in use in the Year 2000 (and beyond) for use by any business-critical function will not suffer from the Year 2000 problem. Inventories have been prepared of all such components, and appropriate action decided.

Most application software (such as insurance processing and accounting systems) which is in use within the ACE Group has been supplied as packages (often tailored to meet ACE's needs) from various vendors. Almost all application software packages have already been replaced with Year 2000 compliant versions. Testing of these is complete in most cases and is either in progress or scheduled for a small residual number. Remaining software packages will be replaced, or, in a few cases, remedied to free them of Year 2000 problems. At the end of 1998, all ACE Group companies were running Year 2000 compliant versions of most of the IT systems that are critical to the business. The replacement or remedy of the remaining critical systems and some residual testing has continued during the first and is extending into the second quarter of calendar year 1999. One subsidiary (ACE USA) has one critical business area for which a Year 2000 compliant replacement system was originally scheduled to go live in August 1999. However, as a result of the pending acquisition of CIGNA P&C, this project has been altered such that the legacy system will be made Year 2000 compliant and reinstalled by October 1999. The remedied system will then be replaced sometime next year by a new system which is currently under development at CIGNA. A contingency plan exists for this business area should the CIGNA transaction or the remedied system be delayed or the system be ineffective.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)


IMPACT OF THE YEAR 2000 ISSUE (continued)

Testing of hardware and network components is virtually complete, although a few minor items remain outstanding. Testing of other software, such as operating systems and PC desktop applications is almost complete, though in a few cases the Company is relying on assurances from established software manufacturers that their systems will operate correctly.

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

All material trading partners and those vendors and service providers connected with physical plant have been inventoried and questionnaires sent to them soliciting information about their Year 2000 readiness. Responses have not been provided in all cases, despite follow-up letters. ACE has made significant progress in assessing those responses which have been forthcoming. Some of these responses appear to give evidence of satisfactory progress and others do not. In those cases where additional follow-up fails to provide satisfactory responses, contingency plans are now being drawn up to minimize the effect of potential failure of a trading partner.

Costs

The total cost of the Year 2000 project is not expected to be material to the Company's financial position. The total estimated cost is approximately $4 million. Total expenditure to date on the whole project is approximately $1.3 million.

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

ACE management believes that the risks associated with its own information technology project component are small. For reasons noted above, it is impossible to quantify all risks associated with trading partners and physical plant. The Company's management believes that the greatest risk for the Company lies in the possibility of unpredictable events affecting insureds producing a number of claims (valid or otherwise) which, if valid and covered by ACE's insurance policies, are expensive to pay, or if not, expensive in defense litigation costs.

The Company is in the process of preparing contingency plans to address various identified risks associated with the Year 2000 and expects these plans to be complete by June 30, 1999.

                                 ACE LIMITED

                         PART II - OTHER INFORMATION



ITEM 5.  OTHER INFORMATION

1) On May 7, 1999, the Company declared a dividend of $0.11 per Ordinary Share payable on July 16, 1999 to shareholders of record on June 30, 1999.

2) On May 7, 1999, the Company declared a dividend of one preference share purchase Right for each outstanding Ordinary Share to shareholders of record on June 1, 1999.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

1)     Exhibits

       10.38 ACE Limited Shareholder Rights Plan, dated as of May 7, 1999 (incorporated by reference to Exhibit 99.1 of the Form 8-K current report (date of earliest event reported:
              May 7, 1999).

        27    Financial Data Schedule

2)       Reports on Form 8-K

         The Company filed a Form 8-K current report (date of earliest event reported: January 12, 1999) pertaining to its agreement to acquire the international and domestic property and casualty insurance businesses of CIGNA Corporation for $3.45 billion in cash.

         The company filed a Form 8-K current report (date of earliest event reported: May 7, 1999) pertaining to its adoption of the ACE Limited Shareholder Rights Plan.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                                    ACE LIMITED




                                              /s/  Brian Dupperreault
May 13, 1999                                ----------------------------------
                                                  Brian Duperreault
                                            Chairman, President and Chief
                                                  Executive Officer




                                               /s/  Robert Blee
May 13, 1999                                 ---------------------------------
                                                      Robert Blee
                                               Chief Accounting Officer

                               EXHIBIT INDEX



Exhibit
Number                Description                               Numbered Page
-------               -----------                               -------------


27                    Financial Data Schedule