Form 10-Q
period 1999-06-30
ACE LTD
filed 1999-08-16
CIK 896159

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549


                                 FORM 10-Q





(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


                For the Quarterly Period Ended June 30, 1999

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


         YES  ____x____                           NO  ________


The number of registrant's Ordinary Shares ($0.041666667 par value) outstanding as of August 13, 1999 was 194,059,295.


                                ACE LIMITED


                             INDEX TO FORM 10-Q


Part I.  FINANCIAL INFORMATION


                                                                                            Page No.
Item 1.  Financial Statements:

         Consolidated Balance Sheets
                  June 30, 1999 (Unaudited) and September 30, 1998                             1

         Consolidated Statements of Operations (Unaudited)
                  Three Months and Nine Months Ended June 30, 1999 and 1998                    2

         Consolidated Statements of Shareholders' Equity (Unaudited)
                  Nine Months Ended June 30, 1999 and 1998                                     3

         Consolidated Statements of Comprehensive Income (Unaudited)
                  Nine Months Ended June 30, 1999 and 1998                                     4

         Consolidated Statements of Cash Flows (Unaudited)
                  Nine Months Ended June 30, 1999 and 1998                                     5

         Notes to Interim Consolidated Financial Statements (Unaudited)                        6

Item 2.  Management's Discussion and Analysis of Results of
                  Operations and Financial Condition                                          14




Part II.  OTHER INFORMATION



Item 5.  Other Information                                                                    32

Item 6.  Exhibits and Reports on Form 8-K                                                     32







                                               ACE LIMITED AND SUBSIDIARIES

                                                CONSOLIDATED BALANCE SHEETS


                                                                                    June 30               September 30
                                                                                      1999                    1998
                                                                                      ----                    ----
                                                                                   (unaudited)
                                                                                     (in thousands of U.S. Dollars,
                                                                                    except share and per share data)

Assets
Investments and cash
   Fixed maturities available for sale, at fair value
     (amortized cost - $4,005,914 and $4,910,792)                                $     3,956,607         $     5,056,807
   Equity securities, at fair value (cost - $142,273 and $198,447)                       163,565                 189,717
   Short-term investments, at fair value
     (amortized cost - $1,321,896 and $480,236)                                        1,318,086                 480,190
   Other investments, at fair value
     (cost - $317,637 and $156,758)                                                      317,818                 156,646
   Cash                                                                                  804,430                 317,714
                                                                                 ---------------         ---------------
       Total investments and cash                                                      6,560,506               6,201,074

Goodwill                                                                                 533,637                 540,355
Premiums and insurance balances receivable                                               459,496                 377,307
Reinsurance recoverable                                                                1,291,461               1,116,753
Accrued investment income                                                                 45,552                  57,153
Deferred acquisition costs                                                                84,880                  76,445
Prepaid reinsurance premiums                                                             203,589                 205,022
Deferred income taxes                                                                     39,815                  25,264
Other assets                                                                             448,874                 189,380
                                                                                 ---------------         ---------------
       Total assets                                                              $     9,667,810         $     8,788,753
                                                                                 ===============         ===============
Liabilities
Unpaid losses and loss expenses                                                  $     3,803,251         $     3,737,869
Unearned premiums                                                                        847,125                 773,702
Premiums received in advance                                                              66,339                  53,794
Insurance and reinsurance balances payable                                               152,906                  75,898
Accounts payable and accrued liabilities                                                 189,092                 165,527
Dividend payable                                                                          21,616                  17,693
Long-term debt                                                                           250,000                 250,000
Trust preferred securities                                                               400,000                       -
                                                                                 ---------------         ---------------
       Total liabilities                                                               5,730,329               5,074,483
                                                                                 ---------------         ---------------
Commitments and contingencies

Shareholders' Equity
Ordinary Shares ($0.041666667 par value, 300,000,000 shares authorized;
         194,051,128 and 193,592,519 shares issued and outstanding)                        8,086                   8,066
Additional paid-in capital                                                             1,773,710               1,765,261
Unearned stock grant compensation                                                        (12,136)                 (6,181)
Retained earnings                                                                      2,200,015               1,819,554
Accumulated other comprehensive (loss) income                                            (32,194)                127,570
                                                                                 ---------------         ---------------
       Total shareholders' equity                                                      3,937,481               3,714,270
                                                                                 ---------------         ---------------
       Total liabilities and shareholders' equity                                $     9,667,810         $     8,788,753
                                                                                 ===============         ===============


                            See accompanying notes to interim consolidated financial statements





                                                   ACE LIMITED AND SUBSIDIARIES

                                               CONSOLIDATED STATEMENTS OF OPERATIONS

                              For the Three Months and Nine Months Ended June 30, 1999 and 1998

                                                           (Unaudited)


                                                      Three Months Ended                          Nine Months Ended
                                                           June 30                                    June 30

                                                  1999                 1998                   1999                 1998
                                                  ----                 ----                   ----                 ----
                                                       (in thousands of U.S. Dollars, except per share data)
Revenues
      Gross premiums written                $      508,999       $      454,313       $      1,198,562     $        925,106
      Reinsurance premiums ceded                  (116,730)            (131,701)              (311,525)            (220,708)
                                            --------------       --------------        ---------------     ----------------

      Net premiums written                         392,269              322,612                887,037              704,398
      Change in unearned premiums                  (91,998)             (76,262)               (83,492)             (31,243)
                                            --------------       --------------        ---------------     ----------------

      Net premiums earned                          300,271              246,350                803,545              673,155
      Net investment income                         84,794               93,011                256,374              234,966
      Net realized gains on investments             25,307               69,448                172,715              242,557
                                            --------------       --------------        ---------------     ----------------

           Total revenues                          410,372              408,809              1,232,634            1,150,678
                                            --------------       --------------        ---------------     ----------------
Expenses
      Losses and loss expenses                     255,471              146,233                523,521              398,268
      Acquisition costs                             31,471               29,600                 93,636               81,653
      Administrative expenses                       41,149               36,392                137,018               80,066
      Amortization of goodwill                       4,514                4,253                 13,369                8,498
      Loan interest expense                          4,147                6,025                 13,418               12,578
                                            --------------       --------------        ---------------     ----------------

           Total expenses                          336,752              222,503                780,962              581,063
                                            --------------       --------------        ---------------     ----------------

Income before income taxes                          73,620              186,306                451,672              569,615
Income taxes                                        (4,498)              (9,778)               (14,992)             (22,976)
                                            --------------       --------------        ---------------     ----------------

Net income                                 $        69,122      $       176,528       $        436,680     $        546,639
                                          ================   ==================      =================    =================

Basic earnings per share                             $0.36                $0.92                  $2.25                $3.00
                                          ================   ==================      =================    =================

Diluted earnings per share                           $0.35                $0.90                  $2.21                $2.93
                                          ================   ==================      =================    =================


                            See accompanying notes to interim consolidated financial statements



                                               ACE LIMITED AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                     For the Nine Months Ended June 30, 1999 and 1998

                                                        (Unaudited)
                                                                               June 30
                                                                       1999                1998
                                                                       ----                ----
                                                                    (in thousands of U.S. Dollars)
Ordinary shares
   Balance at beginning of period                                $        8,066       $       7,508
   Shares issued                                                              0                 688
   Exercise of stock options                                                 18                  14
   Repurchase of Ordinary Shares                                              0                (147)
   Issued under Employee Stock Purchase Plan                                  2                   1
                                                                  -------------       -------------
      Balance at end of period                                            8,086               8,064
                                                                  -------------       -------------
Additional paid-in capital
   Balance at beginning of period                                     1,765,261           1,177,954
   Ordinary Shares issued                                                     0             605,211
   Exercise of stock options                                              7,129               3,032
   Issued under Employee Stock Purchase Plan                              1,420                 954
   Repurchase of Ordinary Shares                                              0             (23,083)
   Cancellation of restricted stock award                                  (100)                  0
                                                                   ------------       -------------
      Balance at end of period                                        1,773,710           1,764,068
                                                                   ------------       -------------
Unearned stock grant compensation
   Balance at beginning of period                                        (6,181)             (1,993)
   Stock grants awarded                                                 (11,298)             (8,113)
   Stock grants forfeited                                                   312                   0
   Amortization                                                           5,031               2,945
                                                                   ------------        ------------
      Balance at end of period                                          (12,136)             (7,161)
                                                                   ------------        ------------
Retained earnings
   Balance at beginning of period                                     1,819,554           1,403,463
   Net income                                                           436,680             546,639
   Dividends declared                                                   (56,219)            (42,223)
   Repurchase of Ordinary Shares                                              0             (84,414)
                                                                   ------------        ------------
      Balance at end of period                                        2,200,015           1,823,465
                                                                   ------------        ------------
Accumulated other comprehensive income (loss)
Net unrealized appreciation (depreciation) on investments
   Balance at beginning of period                                       127,845             196,655
   Change in period, net of tax                                        (159,489)            (88,940)
                                                                   ------------       -------------
      Balance at end of period                                          (31,644)            107,715
                                                                   ------------       -------------
Cumulative translation adjustments
   Balance at beginning of period                                          (275)              1,568
   Net adjustments during period                                           (275)             (1,461)
                                                                  -------------       -------------
      Balance at end of period                                             (550)                107
                                                                  -------------       -------------

   Accumulated other comprehensive income (loss)                        (32,194)            107,822
                                                                  -------------       -------------
      Total shareholders' equity                                     $3,937,481         $ 3,696,258
                                                                   =============       =============

                            See accompanying notes to interim consolidated financial statements






                                               ACE LIMITED AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                     For the Nine Months Ended June 30, 1999 and 1998

                                                       (Unaudited)

                                                                                                  June 30

                                                                                          1999                1998
                                                                                          ----                ----
                                                                                      (in thousands of U.S. Dollars)
Net income                                                                          $    436,680       $     546,639

Other comprehensive income (loss)
   Net unrealized appreciation (depreciation) on investments
      Unrealized appreciation (depreciation) on investments                             (112,223)             47,156
      Less: reclassification adjustment for net realized gains
      included in net income                                                             (56,548)           (134,690)

                                                                                    ------------        ------------
                                                                                        (168,771)            (87,534)
                                                                                    ------------        ------------

    Cumulative translation adjustments                                                     (275)              (1,461)

                                                                                    ------------        ------------
Other comprehensive income (loss), before income taxes                                 (169,046)             (88,995)
                                                                                    ------------        ------------


Income tax recovery (expense) related to other comprehensive income items                 9,282               (1,406)


                                                                                    -----------         -------------
Other comprehensive income (loss)                                                      (159,764)             (90,401)
                                                                                    -----------         -------------

                                                                                    -----------         -------------
Comprehensive income                                                                $   276,916         $    456,238
                                                                                    ===========         =============




                           See accompanying notes to interim consolidated financial statements



                                               ACE LIMITED AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     For the Nine Months Ended June 30, 1999 and 1998
                                                        (Unaudited)
                                                                                                     June 30
                                                                                              1999              1998
                                                                                          (in thousands of U.S. Dollars)
Cash flows from operating activities
Net income                                                                             $     436,680      $    546,639
Adjustments to reconcile net income to net cash provided
      by operating activities:
          Unearned premiums                                                                   73,423            44,071
          Unpaid losses and loss expenses, net of reinsurance recoverable                   (109,326)           49,268
          Prepaid reinsurance premiums                                                         1,433           (36,937)
          Net realized gains on investments                                                 (172,715)         (242,557)
          Amortization of premium/discounts on fixed maturities                               (7,722)          (10,316)
          Amortization of goodwill                                                            13,369             8,498
          Deferred acquisition costs                                                          (8,435)           10,223
          Premiums and insurance balances receivable                                         (82,189)            3,305
          Deferred income taxes                                                                3,422            24,701
          Premiums received in advance                                                        12,545            17,312
          Insurance and reinsurance balances payable                                          77,008            27,951
          Accounts payable and accrued liabilities                                             8,623          (106,493)
          Other                                                                             (246,437)          (47,074)
                                                                                         -----------       -----------
          Net cash flows from (used for) operating activities                                   (321)          288,591
                                                                                         -----------       -----------

Cash flows from investing activities
          Purchases of fixed maturites                                                   (13,911,860)       (5,756,153)
          Purchases of equity securitites                                                   (155,638)         (221,589)
          Sales of fixed maturities                                                       13,563,505         5,391,601
          Sales of equity securities                                                         237,932           621,396
          Maturities of fixed maturities                                                     395,072            81,811
          Net realized gains on financial futures contracts                                  170,818            63,595
          Other investments                                                                 (160,879)            2,255
          Acquisition of subsidiaries, net of cash acquired                                   (8,087)         (967,758)
                                                                                        ------------       -----------
          Net cash flows from (used for) investing activities                                130,863          (784,842)
                                                                                        ------------       -----------

Cash flows from financing activities
          Dividends paid                                                                     (52,296)          (38,260)
          Repayment of long-term debt                                                       (250,000)         (385,000)
          Proceeds from long-term debt                                                       250,000           635,000
          Net proceeds from issuance of trust preferred securities                           400,000                 0
          Proceeds from exercise of options for Ordinary Shares                                7,147             3,046
          Net proceeds from issuance of Ordinary Shares                                            0           605,899
          Repurchase of Ordinary Shares                                                            0          (107,644)
          Proceeds from shares issued under Employee Stock Purchase Plan                       1,323               955
                                                                                         -----------        ----------
          Net cash flows from financing activities                                           356,174           713,996
                                                                                         -----------        ----------
Net increase in cash                                                                         486,716           217,745
Cash at beginning of period                                                                  317,714           216,191
                                                                                         -----------        ----------
Cash at end of period                                                                    $   804,430      $    433,936
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

On July 2, 1999, the Company changed its fiscal year-end from September 30 to December 31. This change will be implemented retroactively to December 31, 1998 so that the 1999 fiscal year end will be the twelve month period ending December 31, 1999. This change will be reflected in the quarter ended September 30, 1999, at which time the Company will report results for the three months ended September 30, 1999 and 1998 and for the nine months ended September 30, 1999 and 1998. The results reported as at December 31, 1999 results will be for the twelve months ended December 31, 1999.

On July 2, 1999, the Company completed the acquisition of the international and domestic property and casualty businesses of CIGNA Corporation ("CIGNA P&C") for $3.45 billion in cash (the "CIGNA P&C Acquisition"). Under the terms of the agreement the Company, through a newly created U.S. holding company, ACE INA Holdings Inc. (ACE INA), acquired CIGNA's domestic property and casualty insurance operations including its run-off business and also its international property and casualty insurance companies and branches, including most of the accident and health business written through those companies.

Under the terms of the Acquisition Agreement, CIGNA Corporation ("CIGNA") agreed to provide a guarantee to ACE to indemnify against unanticipated increases in recorded reserves for losses and loss adjustment expenses of certain subsidiaries being acquired by ACE. CIGNA had the option to replace its guarantee with reinsurance obtained from a mutually agreed upon third party reinsurer. Contemporaneous with the consummation of the acquisition, CIGNA exercised its option and replaced its guarantee with reinsurance by directing certain subsidiaries being acquired to transfer $1.25 billion of investments to National Indemnity Company, a subsidiary of Berkshire Hathaway Inc., for aggregate coverage of $2.5 billion. This coverage attaches at an amount equal to the net recorded reserves of the certain subsidiaries acquired, on the closing date, minus $1.25 billion.

ACE financed the CIGNA P&C Acquisition with a combination of available cash, a hybrid trust preferred security and the remainder with commercial paper issuance. Ultimately, it is anticipated the commercial paper will be replaced with a combination of newly issued ACE ordinary shares, senior debt and trust preferred securities (see Notes 6 and 7).

The acquisition will be recorded using the purchase method of accounting and accordingly, the consolidated financial statements will include the results of ACE INA and its subsidiaries from July 2, 1999, the date of acquisition.

On June 11, 1999, ACE announced that it had entered into an Agreement and Plan of Merger (the "Agreement") for the acquisition of Capital Re Corporation ("Capital Re"). Under the terms of the agreement, Capital Re's shareholders will receive 0.6 ordinary shares of ACE for each common stock of Capital Re at closing, subject to a maximum value to Capital Re shareholders of $22 per share. It is anticipated that the transaction will be completed during the second half of calender 1999, subject to customary closing conditions, including approval of the merger by Capital Re's shareholders and receipt of necessary regulatory approvals.

For the nine months ended June 30, 1999, approximately 57 percent of the Company's written premiums came from companies headquartered in North America with approximately 19 percent coming from companies headquartered in the United Kingdom and continental Europe and approximately 24 percent from companies headquartered in other countries.

                        ACE LIMITED AND SUBSIDIARIES

                                (Unaudited)


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

 b)  New accounting pronouncements

In 1997, the Financial Accounting Standards Board issued Statement of
Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which is effective for fiscal years beginning after December 15, 1997. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Because SFAS
131 is not required to be applied to interim financial statements in the initial year of adoption, the Company is not required to disclose segment information in accordance with SFAS 131 until its December 1999 annual report. In the Company's March 31, 2000 report, and in subsequent quarters, it will present the interim disclosures required by SFAS 131 for both 1999 and 2000.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective beginning in the first quarter of fiscal 2001. The Company is currently assessing the effect of adopting this statement on its financial position and operating results, which as yet, has not been determined.

3.  Commitments and Contingencies

A number of the Company's insureds have given notice of claims relating to breast implants or related components or raw material thereof that had been produced and/or sold by such insureds. The Company has made payments to date of approximately $610 million with respect to breast implant claims, which include payments of $240 million made during the nine months ended
June 30, 1999. These payments are made pursuant to agreements reached with most of the Company's significant breast implant insureds. Those agreements have the effect of limiting the Company's exposure to breast implant claims related to those insureds to amounts which were anticipated in the Company's loss reserves. Although uncertainties concerning the ultimate amount of the Company's financial exposure to breast implant claims continue to exist, the Company believes that the possibility of a material financial impact in the future as a result of breast implant claims is unlikely.

                        ACE LIMITED AND SUBSIDIARIES

                                (Unaudited)

3.  Commitments and Contingencies (Continued)

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

4.   Restricted Stock Awards

Under the terms of the 1995 Long-Term Incentive Plan, 353,250 restricted Ordinary Shares were awarded during the nine months ended June 30, 1999, to officers of the Company and its subsidiaries. These shares vest at various dates through November 2003. In addition, during the period, 18,228 restricted Ordinary Shares were awarded to outside directors under the terms of the 1995 Outside Directors Plan. These shares vest in February 2000.

At the time of grant the market value of the shares awarded under these grants is recorded as unearned stock grant compensation and is presented as a separate component of shareholders' equity. The unearned compensation is charged to income over the vesting period.

5.   Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share.

-----------------------------------------------------------------------------------------------------------------------
                                                                Three Months Ended               Nine Months Ended
                                                                      June 30                         June 30
                                                              1999            1998            1999            1998
                                                              ----            ----            ----            ----
                                                         (In thousands of U.S. dollars except share and per share data)
Numerator:
   Net income                                              $     69,122   $     176,528   $     436,680   $     546,639
                                                           ============   =============   =============   =============
Denominator:
   Denominator for basic earnings per share -
   Weighted average shares outstanding                      193,784,573     190,753,068     193,802,722     182,313,501

   Effect of dilutive securities                              3,390,941       4,580,092       3,455,965       4,181,646
                                                           ------------    ------------    ------------    ------------
   Denominator for diluted earnings per share -
   Adjusted weighted average shares outstanding
      and assumed conversions                               197,175,514     195,333,160     197,258,687     186,495,147
                                                           ============   =============   =============   =============
   Basic earnings per share                                   $    0.36       $    0.92       $    2.25       $    3.00
                                                           ============   =============   =============   =============

   Diluted earnings per share                                 $    0.35       $    0.90       $    2.21       $    2.93
                                                           ============   =============   =============   =============
------------------------------------------------------------------------------------------------------------------------

                        ACE LIMITED AND SUBSIDIARIES

                                (Unaudited)


6.   Credit Facilities

In December 1997, the Company arranged certain syndicated credit facilities. J.P. Morgan Securities, Inc. and Mellon Bank N.A. acted as co-arrangers in the arranging, structuring and syndication of these facilities. During fiscal 1999 each of the facilities under this arrangement have been replaced as discussed below. The facilities provided:

o A $200 million 364 day revolving credit facility and a $200 million five year revolving credit facility which together made up a combined $400 million committed, unsecured syndicated revolving credit facility. The five-year revolving credit facility had a $150 million letter of credit ("LOC") sub-limit. A new multi-year liquidity facility has been arranged as an additional part of the new syndicated credit facilities described below.

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

In October 1998, ACE US Holdings, Inc. ("ACE US") refinanced the outstanding $250 million term loan with the proceeds from the issuance of $250 million in aggregate principal amount of unsecured senior notes maturing in October 2008. Interest payments, based on the initial fixed rate coupon on these notes of 8.63 percent, are due semi-annually in arrears. Total interest expense to be recorded by ACE US will initially be $23.3 million per year. The indenture related to these notes includes certain events of default for ACE US. The senior notes are callable subject to certain call premiums, however, ACE US has no current intention of calling the debt. Simultaneously, the Company entered into a notional $250 million swap transaction that has the economic effect of reducing the cost of debt to the consolidated group, excluding fees and expenses, to 6.47 percent for 10 years. Certain assets totaling approximately $90 million are pledged as collateral in connection with the swap transaction. In the event that the Company terminates the swap prematurely, the Company would be liable for certain transaction costs. However, the Company has no current intention of terminating the swap. The swap counter-party is a major financial institution with a long-term S&P Senior Debt Rating of AA- and the Company does not anticipate non-performance.

In November 1998, the Company arranged a syndicated partially secured five year LOC facility in the amount of (pound)270 million (approximately $450 million) to fulfill the requirements of Lloyd's for the 1999 year of account. This facility was arranged by Citibank N.A., with ING Barings and Barclays Bank PLC acting as co-arrangers, and replaced the facility arranged in December 1997. This LOC facility requires that the Company and/or certain of its subsidiaries continue to maintain certain covenants, including a minimum consolidated tangible net worth covenant and a maximum leverage covenant. On June 30, 1999, certain terms of this LOC facility were renegotiated and the facility is now unsecured.

                        ACE LIMITED AND SUBSIDIARIES

                                (Unaudited)

6.   Credit Facilities (Continued)

In June 1999, the Company arranged certain syndicated credit facilities. Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities Inc. acted as lead arranger and co-arranger respectively and assisted in the arranging, structuring and syndication of these credit facilities. Each facility requires that the Company and/or certain of its subsidiaries maintain specific covenants, including a consolidated tangible net worth covenant and a maximum leverage covenant. The facilities provide:

o A $750 million 364-day revolving credit facility with ACE Limited, ACE Bermuda Insurance Ltd, Tempest Reinsurance Company Limited and ACE
     INA Holdings Inc. as borrowers and guarantors. The initial purpose of this facility is to provide interim financing for the CIGNA P&C Acquisition. However, after certain conditions are met, up to $500 million of this facility will remain in place for general corporate purposes.

o A $250 million five-year revolving credit facility with ACE Limited, ACE Bermuda Insurance Ltd, Tempest Reinsurance Company Limited and ACE INA Holdings Inc. as borrowers and guarantors. This facility is for general corporate purposes and has a letter of credit sub-limit of $250 million.

o A $2.05 billion 364-day revolving credit facility with a one-year term out option with ACE INA Holdings Inc. as borrower and ACE Limited, ACE Bermuda Insurance Ltd and Tempest Reinsurance Company Limited as guarantors. This facility was arranged to provide interim financing for the CIGNA P&C Acquisition.

In June 1999, the Company arranged certain commercial paper programs for ACE Limited and ACE INA Holdings Inc. The programs use the above 364-day facilities as recourse facilities and provide for up to $750 million in commercial paper issuance for ACE Limited and up to $2.05 billion in commercial paper issuance for ACE INA Holdings Inc. On July 2, 1999, $425 million and $1.65 billion were drawn down under these programs by ACE Limited and ACE INA Holdings Inc., respectively to partially finance the CIGNA P&C Acquisition.

In June 1999, ACE INA Holdings Inc. arranged a short-term money market facility in the amount of $225 million for general corporate purposes. This facility is guaranteed by the Company and/or certain of its subsidiaries and requires that the Company and/or certain of its subsidiaries maintain specific covenants, including a consolidated tangible net worth covenant and a maximum leverage covenant. In July 1999, a portion of the facility was used to finance certain liabilities of ACE INA Holdings Inc. subsidiaries.

Tempest Re also maintains an uncollateralized, syndicated revolving credit facility in the amount of $72.5 million. At June 30, 1999, no amounts have been drawn down under this facility. The facility requires that Tempest Re comply with specific covenants. ACE Limited added its guarantee to this facility in June 1999.


7.   Trust Preferred Securities

In connection with the completion of the CIGNA P&C Acquisition, on June 30, 1999 ACE RHINOS Trust, a Delaware statutory business trust (the "Trust"), sold in a private placement $400 million of Auction Rate Reset Preferred Securities (the "Preferred Securities"). All of the common securities of the Trust are owned by ACE INA.

The Preferred Securities mature on September 30, 2002. Distribution on the Preferred Securities are payable quarterly at LIBOR plus 125 basis points, adjusted quarterly, provided that the Trust may defer such payments (but no later than September 30, 2001 or earlier Redemption Date), with such deferred payments compounded quarterly, if ACE INA defers interest on the

                        ACE LIMITED AND SUBSIDIARIES

                                (Unaudited)

7.   Trust Preferred Securities (Continued)

Subordinated Notes (as defined below). If the trading price of ACE's Ordinary Shares declines to 66-2/3 percent of the closing price of ACE's ordinary shares on June 30, 1999, the holders of a majority of the Preferred Securities will have the option to require Banc of America Securities LLC as the Remarketing Agent to remarket the Preferred Securities. If remarketed, the maturity of the remarketed securities will be reset as the later of September 30, 2001 or one year from the date on which the remarketed securities are issued. The coupon will be reset pursuant to a bid process to value the remarketed securities at 100.25 percent of the face amount thereof.

The sole assets of the Trust consist of a $412,372,000 Auction Rate Reset Subordinated Notes Series A (the "Subordinated Notes") issued by ACE INA. The Subordinated Notes mature on September 30, 2001. Interest on the Subordinated Notes is payable quarterly at LIBOR plus 125 basis points, adjusted quarterly, provided that ACE INA may defer such interest payments (but no later than the September 30, 2001 or earlier Redemption Date), with such deferred payments compounded quarterly. If under certain circumstances the Trust is dissolved and the holders of the Preferred Securities directly hold the Subordinated Notes, then the remarketing provisions described above will be applicable to the Subordinated Notes.

In connection with the issuance of the Preferred Securities, the Company has agreed with Banc of America Securities to use its reasonable best efforts to complete one or more firm commitment underwritings with an aggregate public offering price of $400 million on or before June 30, 2002. The Company has agreed to maintain an effective shelf registration statement with availability for the issuance of up to $400 million ordinary shares (exclusive of any amounts to cover over-allotments).

8.   Reinsurance

The Company purchases reinsurance to manage various exposures including catastrophic risks. Although reinsurance agreements contractually obligate the Company's reinsurers to reimburse it for the agreed upon portion of its gross paid losses, they do not discharge the primary liability of the Company. The amounts for net premiums written and net premiums earned in the statements of operations are net of reinsurance. Direct, assumed and ceded amounts for these items for the three months and nine months ended June 30, 1999 and 1998 are as follows:

-------------------------------------------------------------------------------
                             Three months ended             Nine months ended
 Premiums                         June 30                       June 30
                            1999           1998           1999          1998
                            ----           ----           ----          ----
Premiums written             (in thousands of               (in thousands of
                               U.S. dollars)                 U.S. dollars)
 Direct                  $ 293,000      $ 231,942      $ 719,962     $ 568,372
 Assumed                   215,999        222,371        478,600       356,734
 Ceded                    (116,730)      (131,701)      (311,525)     (220,708)
                          ---------      ---------      ---------     ---------

Net premiums written     $ 392,269      $ 322,612      $ 887,037     $ 704,398
                         ==========     ==========     ==========    ==========
Premiums earned
 Direct                  $ 221,291      $ 210,825      $ 707,073     $ 616,166
 Assumed                   179,459        122,036        406,869       273,121
 Ceded                    (100,479)       (86,511)      (310,397)     (216,132)
                          ---------       --------      ---------     ---------

 Net premiums earned     $ 300,271      $ 246,350      $ 803,545     $ 673,155
                         ==========     ==========     ==========    ==========
-------------------------------------------------------------------------------

                        ACE LIMITED AND SUBSIDIARIES

                                (Unaudited)

8.   Reinsurance (Continued)


The Company's provision for reinsurance recoverable at June 30, 1999 and September 30, 1998 is as follows:

-------------------------------------------------------------------------------
                                                 June 30          September 30
                                                   1999               1998
                                                   ----               ----
                                                 (in thousands of U.S. dollars)

Reinsurance recoverable on paid
  losses and loss expenses                     $  115,579          $   57,225
Reinsurance recoverable on unpaid
  losses and loss expenses                      1,258,849           1,143,121
Provision for uncollectible balances
  on unpaid losses and loss expenses              (82,967)            (83,593)
                                               -----------        ------------
Total reinsurance recoverable                  $1,291,461          $1,116,753
                                               ===========        ============
-------------------------------------------------------------------------------


9.   Taxation

Under current Cayman Islands law, the Company is not required to pay any taxes in the Cayman Islands on its income or capital gains. The Company has received an undertaking that, in the event of any taxes being imposed, the Company will be exempted from taxation in the Cayman Islands until the year 2013. Under current Bermuda law, the Company and its Bermuda subsidiaries are not required to pay any taxes in Bermuda on its income or capital gains. The Company has received an undertaking from the Minister of Finance in Bermuda that, in the event of any taxes being imposed, the Company will be exempt from taxation in Bermuda until March 2016.

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

ACE USA is subject to income taxes imposed by U.S. authorities. ACE INA is also subject to income taxes imposed by U.S. authorities and will file a consolidated U.S. tax return that will cover the acquired businesses.

                        ACE LIMITED AND SUBSIDIARIES

                                (Unaudited)

9.   Taxation (continued)

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

The income tax provision for the three and nine months ended June 30, 1999 and 1998 is as follows:

-------------------------------------------------------------------------------
                                    Three months ended       Nine months ended
                                          June 30                  June 30
                                     1999         1998      1999           1998
                                     ----         ----      ----           ----
                                     (In thousands of         (In thousands of
                                       U.S. dollars)             U.S. dollars)

Current tax expense (benefit)       $  2,464    $ (2,054)   $  3,208   $  2,328
Deferred tax expense                   2,034      11,832      11,784     20,648
                                    --------    --------     -------    -------
Provision for income taxes          $  4,498    $  9,778    $ 14,992   $ 22,976
                                    =========   =========   =========  ========
-------------------------------------------------------------------------------

The components of the net deferred tax asset as of June 30, 1999 and September 30, 1998 is as follows:

-------------------------------------------------------------------------------
                                                  June 30          September 30
                                                    1999               1998
                                                    ----               ----
                                                 (in thousands of U.S. dollars)
 Deferred tax assets
   Loss reserve discount                        $  43,749          $  50,581
   Unearned premium adjustment                      5,175              3,874
   Uncollectible reinsurance                        6,726              5,185
   Other                                           62,630             49,646
                                                   ------             ------
   Total deferred tax assets                      118,280            109,286
                                                  -------            -------
 Deferred tax liabilities
   Deferred policy acquisition costs                4,905              3,741
   Unrealized appreciation (depreciation)
     on investments                                (4,108)             9,282
   Other                                           45,834             43,696
                                                  -------            -------
   Total deferred tax liabilities                  46,631             56,719
                                                  -------            -------

Valuation allowance                               (31,834)           (27,303)
                                                  --------           --------

Net deferred tax asset                           $ 39,815          $  25,264
                                                 =========         ==========
-------------------------------------------------------------------------------

10.   Reclassification

Certain items in the prior period financial statements have been reclassified to conform to the current period presentation.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Safe Harbor Disclosure

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Any written or oral statements made by or on behalf of the Company may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors (which are described in more detail elsewhere in documents filed by the Company with the Securities and Exchange Commission) include, but are not limited to, (i) uncertainties relating to government and regulatory policies (such as subjecting the Company to insurance regulation or taxation in additional jurisdictions or amending or revoking any laws, regulations or treaties affecting the Company's current operations), (ii) the occurrence of catastrophic events or other insured or reinsured events with a frequency or severity exceeding the Company's estimates, (iii) the legal environment, (iv) the uncertainties of the loss reserving process,
(v) loss of the services of any of the Company's executive officers, (vi) changing rates of inflation and other economic conditions, (vii) losses due to foreign currency exchange rate fluctuations, (viii) ability to collect reinsurance recoverables, (ix) the competitive environment in which the Company operates and associated pricing pressures, (x) the impact of mergers and acquisitions, including the ability to successfully integrate acquired businesses and achieve cost savings and the risk of undisclosed liabilities, (xi) the impact of Year 2000 related issues, (xii) developments in global financial markets which could affect the Company's investment portfolio, and (xiii) risks associated with the introduction of new products and services. The words "believe", "anticipate", "estimate", "project", "plan", "expect", "intend", "will likely result" or "will continue" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

General

The following is a discussion of the Company's results of operations, financial condition, liquidity and capital resources as of and for the three and nine months ended June 30, 1999. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. This discussion should be read in conjunction with the consolidated financial statements, related notes thereto and the Management's Discussion and Analysis of Results of Operations and Financial Condition included in the Company's 1998 Annual Report on Form 10-K.

On July 2, 1999, the Company changed its fiscal year-end from September 30 to December 31. This change will be implemented retroactively to December 31, 1998 so that the 1999 fiscal year end will be the twelve month period ending December 31, 1999. This change will be reflected in the quarter ended September 30, 1999, at which time the Company will report results for the three months ended September 30, 1999 and 1998 and for the nine months ended September 30, 1999 and 1998. The results reported as at December 1999 results will be for the twelve months ended December 31, 1999.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

General (continued)

ACE Limited ("ACE") is a holding company which, through its Bermuda-based operating subsidiaries, ACE Bermuda Insurance Ltd. (formerly A.C.E. Insurance Company, Ltd.) ("ACE Bermuda"), Corporate Officers & Directors Assurance Ltd. ("CODA") and Tempest Reinsurance Company Limited ("Tempest Re") and its Dublin, Ireland based subsidiaries, ACE Insurance Company Europe Limited and ACE Reinsurance Company Europe Limited provides a broad range of insurance and reinsurance products to a diverse group of international clients. Following the acquisition of CAT Limited ("CAT"), the CAT business was integrated into the Tempest Re book of business and effective January 1, 1999 CAT was merged into Tempest Re. Through its U.S. based subsidiary, ACE USA, Inc. ("ACE USA"), the Company provides insurance products to a broad range of clients in the United States. In addition, the Company provides funds at Lloyd's, primarily in the form of letters of credit, to support underwriting capacity for Lloyd's syndicates managed by Lloyd's managing agencies which are indirect wholly owned subsidiaries of ACE. Underwriting capacity is the maximum amount of gross premiums that a syndicate at Lloyd's can underwrite in a given year of account. Unless the context otherwise indicates, the term "Company" refers to one or more of ACE and its consolidated subsidiaries. The operations of the Company in the Lloyd's market are collectively referred to as "ACE Global Markets".

On July 2, 1999, the Company completed the acquisition of the international and domestic property and casualty businesses of CIGNA Corporation ("CIGNA P&C") for $3.45 billion in cash (the "CIGNA P&C Acquisition"). Under the terms of the agreement the Company, through a newly created U.S. holding company, ACE INA Holdings Inc. (ACE INA), acquired CIGNA's domestic property and casualty insurance operations including its run-off business and also its international property and casualty insurance companies and branches, including most of the accident and health business written through those companies.

Also under the terms of the agreement, CIGNA Corporation ("CIGNA") agreed to provide a guarantee to ACE to indemnify against unanticipated increases in recorded reserves for losses and loss adjustment expenses of certain subsidiaries being acquired by ACE. CIGNA had the option to replace its guarantee with reinsurance obtained from a mutually agreed upon third party reinsurer. Contemporaneous with the consummation of the acquisition, CIGNA exercised its option and replaced its guarantee with reinsurance by directing certain subsidiaries being acquired to transfer $1.25 billion of investments to National Indemnity Company, a subsidiary of Berkshire Hathaway Inc., for aggregate coverage of $2.5 billion. This coverage attaches at an amount equal to the net recorded reserves of the certain subsidiaries acquired, on the closing date, minus $1.25 billion.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

General (continued)

ACE financed the CIGNA P&C Acquisition with a combination of available cash, a hybrid trust preferred security and the remainder with commercial paper issuance. Ultimately, it is anticipated the commercial paper will be replaced with a combination of newly issued ACE ordinary shares, senior debt and trust preferred securities (see "Management's Discussion and Analysis - Liquidity and Capital Resources").

On June 11, 1999, ACE announced that it had entered into an Agreement and Plan of Merger (the "Agreement") for the acquisition of Capital Re Corporation ("Capital Re"). Under the terms of the Agreement, Capital Re's shareholders will receive 0.6 ordinary shares of ACE for each common stock of Capital Re at closing, subject to a maximum value to Capital Re shareholders of $22 per share. It is anticipated that the transaction will be completed during the second half of calendar 1999, subject to customary closing conditions, including approval of the merger by Capital Re's shareholders and receipt of necessary regulatory approvals.

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

Results of Operations - Three Months ended June 30, 1999

-------------------------------------------------------------------------------
Premiums                               Three months ended           % Change
                                            June 30                    From
                                    1999              1998           Prior Year
                                    ----              ----          -----------
                                         (in millions)

     Gross premiums written:
        ACE Bermuda               $ 171.3           $ 194.1           (11.7)%
        ACE Global Markets          207.2             166.9            24.1%
        Tempest Re                   46.9              39.3            19.3%
        ACE USA                      83.6              54.0            54.8%
                                  -------           -------           -------
                                  $ 509.0           $ 454.3            12.0%
                                  =======           =======           =======

     Net premiums written:
        ACE Bermuda               $ 140.9           $ 154.2            (8.6)%
        ACE Global Markets          161.3             101.0            59.7%
        Tempest Re                   44.8              38.9            15.2%
        ACE USA                      45.2              28.5            58.6%
                                  -------           --------          ------
                                  $ 392.2           $ 322.6            21.6%
                                  =======           ========          =======

     Net premiums earned:
        ACE Bermuda               $ 153.8           $  93.1            65.2%
        ACE Global Markets           81.0              73.8             9.8%
        Tempest Re                   39.2              55.6           (29.5)%
        ACE USA                      26.3              23.9            10.0%
                                  -------           -------           --------
                                  $ 300.3           $ 246.4            21.9%
                                  ========          =======           ========
-------------------------------------------------------------------------------

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Result of Operations - Three Months ended June 30, 1999

The Company continues to face competitive pressures in most of the markets in which it operates. The diversification strategy of the Company has been key in maintaining growth during these difficult market conditions, although the mix of premiums written has changed as the Company diversifies. Gross premiums written increased 12.0 percent to $509.0 million for the quarter ended June 30, 1999 compared with $454.3 million for the quarter ended June 30, 1998. The continuing soft market affected the results from ACE Bermuda, as did the changing mix of business. ACE Bermuda had a decrease in gross premiums written of 11.7 percent this quarter compared to the third quarter of fiscal 1998. This decrease of $22.8 million is due primarily to delayed launch activity in the satellite division and the expiry of a large financial lines contract written in June 1998. The expiry of the financial lines contract was offset somewhat by new business in financial lines. This new business includes one contract that accounts for $77 million of gross written and net written premiums, which was fully earned in the quarter. ACE Bermuda continues its conservative writing of excess liability coverage and continues to develop new products and coverage in aviation, satellite and excess property. ACE Global Markets had an increase in gross premiums written of $40.3 million or 24.1 percent for the quarter ended June 30, 1999 compared with the corresponding quarter in the prior year. The growth in ACE Global Markets gross premiums written is a result of the Company's increased participation in the syndicates under management. Due to excess capacity in all areas of that market, conditions remain very competitive with the marine syndicates experiencing rate reductions and the aviation syndicates experiencing mixed results on its renewals. Market conditions also remain very competitive in the property catastrophe reinsurance business. However, gross premiums written for Tempest Re were $46.9 million for the quarter compared with $39.3 million for the quarter ended June 30, 1998, an increase of 19.3 percent. The increase is a result of a combination of new business, restructuring of existing contracts, reinstatement premiums on contracts incurring losses and the early renewal of some contracts previously written in July. This increase was partially offset by the continuing effects of merger activity and declining rates in the property catastrophe reinsurance industry. Gross premiums written at ACE USA increased by 54.8 percent to $83.6 million for the quarter ended June 30, 1999 from $54.0 million reported for the same quarter last year. The growth in premiums at ACE USA primarily came from the new divisions created last year, particularly warranty, captive reinsurance and aviation. Both the property and casualty divisions also showed modest growth in the quarter.

Net premiums written increased by $69.6 million or 21.6 percent to $392.2 million compared to $322.6 million for the third quarter of fiscal 1998. This increase, as with the increase in gross premiums written, was the result of increases in the Company's participation in the Lloyd's syndicates managed by ACE Global Markets as well as the contributions of ACE USA and Tempest Re in the quarter. Net premiums written at ACE Bermuda decreased by 8.6 percent or $13.3 million as a result of decreases in satellite and financial lines premiums as discussed above. Net premiums written at ACE Bermuda were positively impacted by the level of reinsurance purchased due to a change in the mix of premiums written. Net premiums written at ACE USA increased 58.6 percent to $45.2 million compared with $28.5 million for the third quarter of fiscal 1998. As discussed for gross premiums written, the new divisions at ACE USA accounted for 28 percent of the total net premiums written for the quarter.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Results of Operations - Three Months ended June 30, 1999 (continued)

Net premiums earned increased by $53.9 million or 21.9 percent to $300.3 million for the quarter ended June 30, 1999 compared to $246.4 million for the same quarter last year. The increase is due primarily to an increase in net premiums earned at ACE Bermuda as a result of the above noted financial lines contract which generated a one time net premiums earned of $77 million during the quarter. The Company's increased participation in the Lloyd's syndicates managed by ACE Global Markets also contributed to the increase in net premiums earned for the quarter as did the increased activity at ACE USA. Tempest Re experienced a decline in net premiums earned as a result of a decline in gross premiums written over the past several quarters compared to the same quarters last year.

-------------------------------------------------------------------------------
Net investment Income                Three months ended              % Change
                                           June 30                      from
                                     1999            1998            Prior Year
                                     ----            ----            ----------
                                         (in millions)

Net investment income              $  84.8         $  93.0              (8.8)%
                                   =======         =======              =======
-------------------------------------------------------------------------------

Net investment income decreased to $84.8 million in the quarter compared to $93.0 million in the quarter ended June 30, 1998. This decrease is primarily a result of lower yields in the current quarter compared with the comparative quarter. The investable asset base was relatively unchanged from the quarter ended June 30, 1998.


-------------------------------------------------------------------------------
Net Realized Gains on Investments                       Three months ended
                                                              June 30
                                                     1999                 1998
                                                     ----                  ----
                                                           (in millions)


Fixed maturities and short-term investments       $ (38.5)              $  1.9
Equity securities                                    21.5                 74.7
Financial futures and option contracts               45.8                  4.4
Other investments                                     0.7                  0.0
Currency                                             (4.2)               (11.6)
                                                  --------             --------
                                                   $ 25.3               $ 69.4
                                                  ========             ========

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

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Results of Operations - Three Months ended June 30, 1999 (continued)

Sales proceeds for fixed maturity securities were generally lower than their amortized cost during the quarter, which resulted in net realized losses of $38.5 million being recognized on fixed maturities and short-term investments.

Strong international equity markets resulted in net realized gains on sales of equity securities of $21.5 million in the third quarter of fiscal 1999. The sale of a portion of the non-U.S. dollar equity securities due to portfolio rebalancing contributed significantly to the net realized gains on sales of equity securities of $74.7 million in the third quarter of fiscal 1998.

Certain of the Company's external managers of fixed income securities use fixed income futures contracts to manage duration exposure, and losses of $7.0 million were recognized on these during the quarter. However, exposure to strong domestic equity markets through the Company's equity index futures contracts generated net realized gains of $52.8 million during the quarter. Net realized gains on financial futures and option contracts in the third quarter of fiscal 1998 of $4.4 million were generated primarily by gains recognized on futures contracts.

The company sold an investment during the quarter resulting in a gain of $0.7 million.

-------------------------------------------------------------------------------
Combined Ratio

                                                        Three months ended
                                                              June 30
                                                      1999                1998
                                                      ----                ----
Loss and loss expense ratio                           85.1%               59.3%
Underwriting and administrative expense ratio         24.2%               26.8%
Combined Ratio                                       ------               -----
                                                     109.3%               86.1%
                                                     ======               =====

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

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Results of Operations - Three Months ended June 30, 1999 (continued)

Several aspects of the Company's operations, including the low frequency and high severity of losses in the high excess layers in certain lines of business in which the Company provides insurance and reinsurance, complicate the actuarial reserving techniques utilized by the Company. Management believes, however, that the Company's reserves for unpaid losses and loss expenses are adequate to cover the ultimate cost of losses and loss expenses incurred through June 30, 1999. Since such provisions are necessarily based on estimates, future developments may result in ultimate losses and loss expenses significantly greater or less than such amounts.

The combined ratio for the current quarter increased to 109.3 percent compared to 86.1 percent for the quarter ended June 30, 1998. The increase in the combined ratio is due to the increase in the loss and loss expense ratio, which increased to 85.1 percent for the current quarter compared with 59.3 percent for the quarter ended June 30, 1998. During the quarter the insurance industry suffered two significant catastrophes, hailstorms in Australia and tornadoes in the midwestern U.S. Tempest Re's net share of these losses was $55 million. Excluding the effect of these two significant catastrophes, the loss and loss expense ratio would have been 66.8 percent and the combined ratio would have been 91.0 percent. In addition, the financial lines contract recorded by ACE Bermuda during the current quarter was booked at a very high loss ratio. Excluding the effects of the two large catastrophe losses and the impact of the large financial lines contract, the loss and loss expense ratio would have been 55.3 percent and the combined ratio would have been 87.8 percent.

The underwriting and administrative expense ratio decreased to 24.2 percent for the current quarter compared with 26.8 percent for the same quarter last year. The underwriting expense ratio decreased from 12.0 percent to 10.5 percent primarily due to the continuing change in the mix of premiums earned. The administrative expense ratio did not change significantly, declining from
14.8 percent in the quarter ended June 30, 1998 to 13.7 percent in the current quarter.

Results of Operations - Nine Months ended June 30, 1999

-------------------------------------------------------------------------------
Premiums                               Nine months ended             % Change
                                             June 30                    from
                                     1999              1998          Prior Year
                                     ----              ----          ----------
                                         (in millions)
Gross premiums written:
   ACE Bermuda                  $   426.7          $   420.0             1.6%
   ACE Global Markets               435.0              321.3            35.4%
   Tempest Re                       169.9               91.1            86.5%
   ACE USA                          167.0               92.7            80.2%
                                ---------          ---------         --------
                                $ 1,198.6          $   925.1            29.6%
                                =========          =========        =========
Net premiums written:
   ACE Bermuda                  $   326.4          $  332.9            (2.0)%
   ACE Global Markets               307.7             235.9             30.4%
   Tempest Re                       164.7              86.5             90.4%
   ACE USA                           88.2              49.1             79.6%
                                ---------          --------          --------
                                $   887.0          $  704.4             25.9%
                                =========          ========          ========
Net premiums earned:
   ACE Bermuda                  $   351.5          $  312.3             12.6%
   ACE Global Markets               254.2             207.1             22.8%
   Tempest Re                       125.9             105.1             19.7%
   ACE USA                           71.9              48.7             47.6%
                                ---------          ---------          --------
                                $   803.5          $  673.2             19.4%
                                =========         =========           ========
-------------------------------------------------------------------------------

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Results of Operations - Nine Months ended June 30, 1999 (continued)

Gross premiums written increased by $273.5 million or 29.6 percent to $1.2 billion for the nine months ended June 30, 1999 compared to gross premiums written of $925.1 million for the nine months ended June 30, 1998. This increase was primarily the result of increased contributions from ACE Global Markets, Tempest Re and ACE USA. ACE Bermuda recorded an increase of 1.6 percent for the nine months ended June 30, 1999. ACE Bermuda's financial lines and excess property divisions, as well as the newer lines of business - political risk and joint ventures showed increased premium levels but were offset by decreases in both the excess liability and the professional liability lines of business as they continue to face difficult markets. ACE Global Markets recorded an increase of $113.7 million or 35.4 percent for the current nine month period due to the Company's increased participation in the Lloyd's syndicates under management. ACE Global Markets continues to experience competitive conditions in the Lloyd's market due to excess capacity in the Lloyd's market. The combined Tempest Re and CAT operations recorded an increase in gross premiums written of $78.8 million or 86.5 percent for the nine months ended June 30, 1999 compared to the same period last year. The Company acquired CAT in April 1998 and therefore results for the comparative period include the results of CAT for three months compared to results for nine months for the current fiscal period. The property catastrophe market continues to be very competitive with the effects of the merger activity continuing. However, in certain areas market conditions appear to be firmer than in the recent past. Gross premiums written at ACE USA increased 80.2 percent to $167.0 million for the nine months ended June 30, 1999 compared with gross premiums written of $92.7 million for the same period last year. ACE USA was purchased by the Company in January 1998 and therefore results for the comparative period include the results of ACE USA for six months compared to results for nine months for the current fiscal period. The new divisions at ACE USA, in particular the warranty division, showed increased activity, as did the specialty and aviation divisions.

Net premiums written increased by $182.6 million to $887.0 million for the nine month period ended June 30, 1999 compared to $704.4 million for the nine month period ended June 30, 1998, an increase of 25.9 percent. As with gross premiums written, the increase is due primarily to increases at ACE Global Markets, Tempest Re and ACE USA. Net premiums written by ACE Bermuda declined by 2.0 percent in the period compared to the same period last year, the result primarily of continuing declines in the net premiums written in the excess liability and the professional liability lines of business and the increased use of reinsurance during the period. The Company's increased participation in the Lloyd's syndicates managed by ACE Global Markets resulted in an increase in net premiums written for that segment of $71.8 million or 30.4 percent. The combined Tempest Re and CAT operations recorded an increase in net premiums written of $78.2 million or 90.4 percent for the nine months ended June 30, 1999 compared to the same period last year. The diversification strategy at ACE USA resulted in an increase in net premiums written of $39.1 million compared with the similar period last year. As discussed for gross premiums written, results for the comparative period include the results of CAT for three months and ACE USA for six months compared to results for nine months for the current fiscal period for both.

Net premiums earned increased by $130.3 million to $803.5 million compared to $673.2 million last year, an increase of 19.4 percent. This increase is due primarily to an increase in net premiums earned from the Company's increased participation in the Lloyd's syndicates managed by ACE Global Markets and the increase in net premiums earned at ACE Bermuda. The financial lines division at ACE Bermuda contributed significantly to the increase due to the commutation of a financial lines contract and the writing of a significant contract during the period which both generated immediate one time earnings. In the second quarter of fiscal 1999, net premiums of $25 million were earned under the terms of the commutation and during the current quarter net premiums of $77 million were earned on the new financial lines contract. Both Tempest

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Results of Operations - Nine Months ended June 30, 1999 (continued)

Re and ACE USA experienced increases in net premiums earned during the period as well, as discussed for both gross and net premiums written.

-------------------------------------------------------------------------------
Net Investment Income                       Nine months ended        % Change
                                                 June 30               from
                                         1999              1998      Prior Year
                                         ----              ----      ----------
                                             (in millions)


 Net investment income                 $ 256.4            $ 235.0        9.1%
                                       =========          =========      =====
-------------------------------------------------------------------------------

Net investment income increased by $21.4 million in the current period, as compared with the similar period of fiscal 1998. The yield remained relatively unchanged during the nine months ended June 30, 1999 compared with the nine months ended June 30, 1998. Results for the comparative period include the results of CAT for three months and ACE USA for six months compared to results for nine months for the current fiscal period for both.

-------------------------------------------------------------------------------
Net Realized Gains on Investments                    Nine months ended

                                                          June 30

                                                    1999             1998
                                                    ----             ----
                                                         (in millions)

Fixed maturities and short-term investments   $   (17.1)         $    35.5
Equity securities                                  30.9              169.5
Financial futures and option contracts            170.8               63.6
Other                                              (6.6)              -
Currency                                           (5.3)             (26.0)
                                                  ------             ------
                                              $   172.7          $    242.6
                                                  =====               =====

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

Sales proceeds for fixed maturity securities were generally lower than their amortized cost during the period, primarily during the third quarter. This resulted in net realized losses of $17.1 million being recognized on fixed maturities and short-term investments during the nine months ended June 30, 1999 compared to net realized gains of $35.5 million for the same period last year.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Results of operations - Nine Months ended June 30, 1999 (continued)

Positive returns in the equity markets contributed to net realized gains on the sale of equity securities of $30.9 million in the first nine months of fiscal 1999, compared with gains of $169.5 million for the same period last year. The liquidation of two domestic stock portfolios and the sale of a portion of the non-U.S. dollar equity securities contributed significantly to the net realized gains on sales of equity securities in the first nine months of fiscal 1998.

Certain of the Company's external managers of fixed income securities use fixed income futures contracts to manage duration exposure, and losses of $20.2 million were recognized on these during the nine months ended June 30, 1999. Net realized gains generated by the Company's equity index futures contracts amounted to $191.0 million during the period. Total realized gains attributable to the financial futures and contracts amounted to $170.8 million, compared to $63.6 million in the nine-month period ended June 30, 1998.

The Company sold private investments during the period, which resulted in net realized losses of $6.6 million.

-------------------------------------------------------------------------------
Combined Ratio

                                                        Nine months ended
                                                           June 30
                                                      1999             1998
                                                      -----            -----
   Loss and loss expense ratio                         65.2%            59.2%
   Underwriting and administrative expense ratio       28.7%            24.0%
   Combined Ratio                                      -----            -----
                                                       93.9%            83.2%
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

Several aspects of the Company's operations, including the low frequency and high severity of losses in the high excess layers in certain lines of business in which the Company provides insurance and reinsurance, complicate the actuarial reserving techniques utilized by the Company. Management believes, however, that the Company's reserves for unpaid losses and loss expenses are adequate to cover the ultimate cost of losses and loss expenses incurred through June 30, 1999. Since such provisions are necessarily based on estimates, future developments may result in ultimate losses and loss expenses significantly greater or less than such amounts.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Results of operations - Nine Months ended June 30, 1999 (continued)

The combined ratio for the nine months ended June 30, 1999 increased to
93.9 percent compared to 83.2 percent for the nine months ended June 30, 1998. Both the loss and loss expense ratio and the underwriting and administrative expense ratio increased during the current period compared to the same period last year. The loss and loss expense ratio increased to
65.2 percent for the nine months ended June 30, 1999, compared to 59.2 percent for the nine months ended June 30, 1998. The increase is due primarily to the increased loss activity experienced by Tempest Re during the current quarter. The insurance industry suffered two significant catastrophes, hailstorms in Australia and tornadoes in the midwestern U.S., during the period which adversely affected the loss and loss expense ratio of Tempest Re. ACE Bermuda also experienced an increase in its loss and loss expense ratio during the period. As previously noted, ACE Bermuda wrote a financial lines contract during the current quarter which was recorded at a very high loss ratio. Excluding the effects of the two large catastrophe losses and the impact of the large financial lines contract, the loss and loss expense ratio would have been 53.9 percent and the combined ratio would have been 85.7 percent.

The underwriting and administrative expense ratio increased during the period to 28.7 percent from 24.0 percent recorded in the nine months ended June 30, 1998. The underwriting expense ratio remained relatively flat as the mix of earned premiums continued to change. The administrative expense ratio increased to 17.0 percent for the nine months ended June 30, 1999 from 11.9 percent recorded in the nine months ended June 30, 1998. This increase is partly due to the costs associated with the continued growth and diversification of the ACE Group. The Company has taken steps during fiscal 1999 to establish the ACE brand on a global basis through an integrated communications program. In addition, both ACE Global Markets and ACE USA generate higher underwriting and administrative expense ratios than the Company's Bermuda-based operations.

LIQUIDITY AND CAPITAL RESOURCES

As a holding company, ACE's assets consist primarily of the stock of its subsidiaries as well as other investments. In addition to investment income, its cash flows currently depend primarily on dividends or other statutorily permissible payments from its Bermuda-based operating subsidiaries (the "Bermuda subsidiaries"). There are currently no legal restrictions on the payment of dividends from retained earnings by the Bermuda subsidiaries as the minimum statutory capital and surplus requirements are satisfied by the share capital and additional paid-in capital of each of the Bermuda subsidiaries. However, the payment of dividends or other statutorily permissible distributions by the Bermuda subsidiaries is subject to the need to maintain shareholder's equity at a level adequate to support the level of insurance and reinsurance operations. During the nine months ended June 30, 1999, ACE Bermuda and Tempest Re declared dividends of $950 million and $300 million, respectively. The majority of these funds were used to complete the CIGNA P&C Acquisition.

The payment of any dividends from the Company's UK subsidiaries would be subject to applicable United Kingdom insurance law including those promulgated by the Society of Lloyd's. Under various U.S. insurance laws to which ACE US's insurance subsidiaries are subject, ACE US's insurance subsidiaries may pay a dividend only from earned surplus subject to the maintenance of a minimum capital requirement, without prior regulatory approval. No dividends were received from ACE US or ACE Global Markets during fiscal 1998 or during the first nine months of fiscal 1999 and the Company does not anticipate receiving dividends from ACE US or ACE Global Markets during the remainder of fiscal 1999.

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

The Company's insurance and reinsurance operations provide liquidity in that premiums are normally received substantially in advance of the time claims are paid. For the nine months ended June 30, 1999, the Company's consolidated net cash flow from operating activities was $(0.3) million, compared with $288.6 million for the nine months ended June 30, 1998. Cash flows are affected by claim payments, which due to the nature of the Company's operations, may comprise large loss payments on a limited number of claims and therefore can fluctuate significantly from year to year. The irregular timing of these loss payments, for which the source of cash can be from operations, available net credit facilities or routine sales of investments, can create significant variations in cash flows from operations between periods. For the nine month periods ended June 30, 1999 and 1998, net loss and loss expense payments amounted to $758.4 million (of which $240 million related to breast implant payments - see below) and $365.6 million respectively. Net loss and loss expense payments amounted to $583.8 million, $421.9 million and $115.0 million in fiscal 1998, 1997 and 1996, respectively, of which approximately $250 million and $120 million in fiscal 1998 and 1997, respectively, related to breast implant payments.

A number of the Company's insureds have given notice of claims relating to breast implants or related components or raw material thereof that had been produced and/or sold by such insureds. The Company has made payments to date of approximately $610 million with respect to breast implant claims, which include payments of $240 million made during the nine months ended June 30, 1999. These payments are made pursuant to agreements reached with most of the Company's significant breast implant insureds. Those agreements have the effect of limiting the Company's exposure to breast implant claims related to those insureds to amounts which were anticipated in the Company's loss reserves. Although uncertainties concerning the ultimate amount of the Company's financial exposure to breast implant claims continue to exist, the Company believes that the possibility of a material financial impact in the future as a result of breast implant claims is unlikely.

The Company maintains loss reserves for the estimated unpaid ultimate liability for losses and loss expenses under the terms of its policies and agreements. The reserve for unpaid losses and loss expenses of $3.8 billion at June 30, 1999 includes $1.7 billion of case and loss expense reserves. While the Company believes that its reserve for unpaid losses and loss expenses at June 30, 1999 is adequate, future developments may result in ultimate losses and loss expenses significantly greater or less than the reserve provided.

At June 30, 1999, total investments and cash amounted to approximately $6.6 billion, compared to $6.2 billion at September 30, 1998. The Company's investment portfolio is structured to provide a high level of liquidity to meet insurance related or other obligations. The consolidated investment portfolio is externally managed by independent professional investment managers and is invested in high quality investment grade marketable fixed income and equity securities, the majority of which trade in active, liquid markets. The Company believes that its cash balances, cash flow from operations, routine sales of investments and the liquidity provided by its credit facilities (discussed below) are adequate to allow the Company to pay claims within the time periods required under its policies.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)


LIQUIDITY AND CAPITAL RESOURCES (continued)

In December 1997, the Company arranged certain syndicated credit facilities. J.P. Morgan Securities, Inc. and Mellon Bank N.A. acted as co-arrangers in the arranging, structuring and syndication of these facilities. During fiscal 1999 each of the facilities under this arrangement have been replaced as discussed below. The facilities provided:

o A $200 million 364 day revolving credit facility and a $200 million five year revolving credit facility which together made up a combined $400 million committed, unsecured syndicated revolving credit facility. The five-year revolving credit facility had a $150 million letter of credit ("LOC") sub-limit. A new multi-year liquidity facility has been arranged as an additional part of the new syndicated credit facilities discussed below.

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

On October 27, 1998, ACE US Holdings, Inc. ("ACE US") refinanced the outstanding $250 million term loan with the proceeds from the issuance of $250 million in aggregate principal amount of unsecured senior notes maturing in October 2008. Interest payments, based on the initial fixed rate coupon on these notes of 8.63 percent, are due semi-annually in arrears. Total interest expense to be recorded by ACE US will initially be $23.3 million per year. The indenture related to these notes includes certain events of default for ACE US. The senior notes are callable subject to certain call premiums, however, ACE US has no current intention of calling the debt. Simultaneously, the Company entered into a notional $250 million swap transaction that has the economic effect of reducing the cost of debt to the consolidated group, excluding fees and expenses, to 6.47 percent for 10 years. Certain assets totaling approximately $90 million are pledged as collateral in connection with the swap transaction. In the event that the Company terminates the swap prematurely, the Company would be liable for certain transaction costs. However, the Company has no current intention of terminating the swap. The swap counter-party is a major financial institution with a long-term S&P Senior Debt Rating of AA- and the Company does not anticipate non-performance.

On November 27, 1998, the Company arranged a syndicated partially secured five year LOC facility in the amount of (pound)270 million (approximately $450 million) to fulfill the requirements of Lloyd's for the 1999 year of account. This facility was arranged by Citibank N.A., with ING Barings and Barclays Bank PLC acting as co-arrangers, and replaced the facility arranged in December 1997. This LOC facility requires that the Company and/or certain of its subsidiaries continue to maintain certain covenants, including a minimum consolidated tangible net worth covenant and a maximum leverage covenant. On June 30, 1999, certain terms of this LOC facility were renegotiated and the facility is now unsecured.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

As previously noted, on July 2, 1999, the Company completed the CIGNA P&C Acquisition for $3.45 billion in cash. The Company financed the transaction as follows:

(a)  $1.025 billion of available cash;

(b) $400 million from a hybrid trust preferred security. The interest rate on this security is LIBOR plus 125 basis points. ACE simultaneously entered into an agreement relating to the future issuance of $400 million of ACE ordinary shares in a public offering at anytime in the next three years;

(c) and the remainder with commercial paper issuance with a current annualized cost of 5.3 percent. The commercial paper offerings are backed by line of credit facilities, which were arranged in connection with the CIGNA
     P&C Acquisition.

Ultimately, it is anticipated the commercial paper noted in (c) above will be replaced with a combination of newly issued ACE ordinary shares, senior debt and trust preferred securities at the time when ACE considers market conditions to be most favorable for issuance. The Company and certain of its subsidiaries and related trusts have an effective shelf registration statement covering up to $4 billion of equity and debt securities that may be issued from time to time.

In June 1999, the Company arranged certain syndicated credit facilities. Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities Inc. acted as lead arranger and co-arranger respectively and assisted in the arranging, structuring and syndication of these credit facilities. Each facility requires that the Company and/or certain of its subsidiaries maintain specific covenants, including a consolidated tangible net worth covenant and a maximum leverage covenant. The facilities provide:

o A $750 million 364-day revolving credit facility with ACE Limited, ACE Bermuda Insurance Ltd, Tempest Reinsurance Company Limited and ACE
     INA Holdings Inc. as borrowers and guarantors. The initial purpose of this facility is to provide interim financing for the CIGNA P&C Acquisition. However, after certain conditions are met, up to $500 million of this facility will remain in place for general corporate purposes.

o A $250 million five-year revolving credit facility with ACE Limited, ACE Bermuda Insurance Ltd, Tempest Reinsurance Company Limited and ACE INA Holdings Inc. as borrowers and guarantors. This facility is for general corporate purposes and has a letter of credit sub-limit of $250 million.

o A $2.05 billion 364-day revolving credit facility with a one-year term out option with ACE INA Holdings Inc. as borrower and ACE Limited, ACE Bermuda Insurance Ltd and Tempest Reinsurance Company Limited as guarantors. This facility was arranged to provide interim financing for the CIGNA P&C Acquisition.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

In June 1999, the Company arranged certain commercial paper programs for ACE Limited and ACE INA Holdings Inc. The programs use the above 364-day facilities as recourse facilities and provide for up to $750 million in commercial paper issuance for ACE Limited and up to $2.05 billion in commercial paper issuance for ACE INA Holdings Inc. On July 2, 1999, $425 million and $1.65 billion were drawn down under these programs by ACE Limited and ACE INA Holdings Inc. respectively to partially finance the CIGNA P&C Acquisition.

In June 1999, ACE INA Holdings Inc. arranged a short-term money market facility in the amount of $225 million for general corporate purposes. This facility is guaranteed by the Company and/or certain of its subsidiaries and requires that the Company and/or certain of its subsidiaries maintain specific covenants, including a consolidated tangible net worth covenant and a maximum leverage covenant. In July 1999, a portion of the facility was used to finance certain liabilities of ACE INA Holdings Inc. subsidiaries.

Tempest Re also maintains an uncollateralized, syndicated revolving credit facility in the amount of $72.5 million. At June 30, 1999, no amounts have been drawn down under this facility. The facility requires that Tempest Re comply with specific covenants. ACE Limited added its guarantee to this facility in June 1999.

As discussed above, ACE has agreed to acquire Capital Re in a merger pursuant to which ACE will issue 0.6 ordinary shares of ACE for each share of common stock of Capital Re at closing, subject to a maximum value to Capital Re shareholders of $22 per share. It is anticipated that the transaction will be completed during the second half of calendar 1999, subject to customary closing conditions, including approval of the merger by Capital Re's shareholders and receipt of necessary regulatory approvals.

The use of $1.025 billion of available cash from the Bermuda companies' investment portfolios will result in reduced investment income from the Bermuda operations. It is anticipated that the commercial paper issued by the Company, which may be rolled over from time to time, could ultimately be repaid with proceeds from the issuance of the ACE ordinary shares, or from internal funds or from proceeds of the senior debt and trust preferred securities when issued. The interest on both the senior debt and the trust preferred securities, which were issued by ACE INA will be tax deductible.

The majority of markets in which the Company currently operates are experiencing softness in pricing and expanding coverage terms. This results in reduced premium volumes and to some extent increases in the combined ratios. The Company continues to maintain its underwriting discipline in these markets and focus on profitable underwriting. This underwriting discipline together with the Company's increased use of reinsurance may result in lower underwriting and operating income for the Company's current books of business if the current insurance market environment remains unchanged. The company anticipates that the impact of this situation, if unchanged, will be lower operating income than the level otherwise expected from our current books of business for the remainder of fiscal 1999 and fiscal 2000.

On October 16, 1998, January 15, 1999, and April 16, 1999, the Company paid quarterly dividends of 9 cents per share to shareholders of record on September 30, 1998, December 15, 1998 and March 31, 1999. On July 16, 1999, the Company paid a quarterly dividend of 11 cents per share to shareholders of record on June 30, 1999. On August 6, 1999, the Board of Directors

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

declared a quarterly dividend of 11 cents per share payable on October 15, 1999 to shareholders of record on September 30, 1999. The declaration and payment of future dividends is at the discretion of the Board of Directors and will be dependent upon the profits and financial requirements of the Company and other factors, including legal restrictions on the payment of dividends and such other factors as the Board of Directors deems relevant.

Fully diluted net asset value per share was $20.24 at June 30, 1999, compared with $19.14 at September 30, 1998.

The Company's financial condition, results of operations and cash flows are influenced by both internal and external forces. Claims settlements, premium levels and investment returns may be impacted by changing rates of inflation and other economic conditions. In many cases, significant periods of time, ranging up to several years or more, may elapse between the occurrence of an insured loss, the reporting of the loss to the Company and the settlement of the Company's liability for that loss. The liquidity of its investment portfolio, cash flows and the credit facilities are, in management's opinion, adequate to meet the Company's expected cash requirements.

IMPACT OF THE YEAR 2000 ISSUE

General

The management of ACE Limited, recognizing that the Year 2000 problem, if left untreated, could have a material adverse effect on the Company's business, results of operations or financial condition, has in progress a project to address this issue. It is the expectation of ACE's management that this project will reduce the impact of the Year 2000 problem to an immaterial level, although not all risks can be eliminated.

The Year 2000 problem stems from the inability, in some cases, of computer programs and embedded microchips to correctly process certain data. The problem is most evident because dates that fall in the year 2000 and in later years may not be properly distinguished from those which fell in the corresponding years of the present century.

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

General (continued)

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

Information Technology

Each ACE subsidiary has a plan intended to ensure that all information technology components such as hardware, software and network equipment that will be in use in the Year 2000 (and beyond) for use by any business-critical function will not suffer from the Year 2000 problem. Inventories have been prepared of all such components, and appropriate action decided.

Most application software (such as insurance processing and accounting systems) which is in use within the ACE Group has been supplied as packages (often tailored to meet ACE's needs) from various vendors. Almost all application software packages have already been replaced with Year 2000 compliant versions. Testing of these is complete in almost all cases and is either in progress or scheduled for a very small residual number. At the end of 1998, all ACE Group companies were running Year 2000 compliant versions of most of the IT systems that are critical to the business. The replacement or remedy of the remaining critical systems and some residual testing continued during the first and second quarters of calendar year 1999 and is now substantially complete. One subsidiary (ACE USA) has one critical business area for which a Year 2000 compliant replacement system was originally scheduled to go live in August 1999. However, as a result of the CIGNA P&C Acquisition by ACE INA, this project has been altered such that the legacy system will be made Year 2000 compliant and reinstalled by October 1999. The remedied system will then be replaced sometime next year by a new system which is currently under development at ACE INA. A contingency plan exists for this business area should the remedied system be delayed or ineffective.

Testing of hardware and network components is virtually complete, although a few minor items remain outstanding. Testing of other software, such as operating systems and PC desktop applications is almost complete, though in a few cases the Company is relying on assurances from established software manufacturers that their systems will operate correctly.

Trading Partners and Physical Plant

The trading partners' section of the project focuses on Year 2000 issues relating to the Company's trading partners. Examples of the Company's trading partners are: insurance brokers, banks, reinsurance companies, vendors and service providers in information technology and general suppliers.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Trading Partners and Physical Plant (continued)

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

All material trading partners and those vendors and service providers connected with physical plant have been inventoried and questionnaires sent to them soliciting information about their Year 2000 readiness. Responses have now been provided in almost all cases, ACE has assessed those responses that have been forthcoming. Most of these responses appear to give evidence of satisfactory progress and a few do not. In those cases where additional follow-up fails to provide satisfactory responses, contingency plans are now being drawn up to minimize the effect of potential failure of a trading partner.

The CIGNA P&C Acquisition

The Year 2000 projects of ACE INA and its subsidiaries have been reviewed and found to be substantially complete, although some work remains to be done, notably in the area of testing computer interfaces with external parties. Initial review was undertaken as part of ACE's due diligence process prior to signing an agreement with CIGNA, and further reviews have been conducted since then. ACE INA and ACE USA's Year 2000 projects are now in the process of being merged - notably the contingency planning efforts which are the main outstanding components.

Costs
The total cost of the Year 2000 project is not expected to be material to the Company's financial position. The total estimated cost is approximately $4 million. Total expenditure to date on the whole project is approximately $1.5 million. These costs do not include expenditure relating to Year 2000 projects within those parts of ACE INA.

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

ACE management believes that the risks associated with its own information technology project component are small. For reasons noted above, it is impossible to quantify all risks associated with trading partners and physical plant. The Company's management believes that the greatest risk for the Company lies in the possibility of unpredictable events affecting insureds producing a number of claims (valid or otherwise) which, if valid and covered by ACE's insurance policies, are expensive to pay, or if not valid, expensive in defense litigation costs.

The Company is in the process of preparing contingency plans to address various identified risks associated with the Year 2000. These plans were substantially complete by July 31, 1999, but will continue to be updated and refined throughout the remainder of 1999.

                                ACE LIMITED
                        PART II - OTHER INFORMATION
                        ---------------------------


ITEM 5.  OTHER INFORMATION
--------------------------

1) On May 7, 1999, the Company declared a dividend of one preference share purchase Right for each outstanding Ordinary Share to shareholders of record on June 1, 1999.

2) On August 6, 1999, the Company declared a dividend of $0.11 per Ordinary Share payable on October 15, 1999 to shareholders of record on September 30, 1999.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

1)   Exhibits

       10.1*   Second Amendment of the ACE Limited 1995 Outside Directors Plan

       10.2*   Third Amendment of the ACE Limited 1995 Outside Directors Plan

       27      Financial Data Schedule

*Management Contract or Compensation Plan

2)     Reports on Form 8-K

       The Company filed a Form 8-K current report (date of earliest event reported: May 7, 1999) pertaining to its adoption of the ACE Limited Shareholder Rights Plan.

       The Company filed a Form 8-K current report (date of earliest event reported: May 19, 1999) pertaining to its agreement to acquire the U.S. domestic and international property and casualty insurance businesses of CIGNA Corporation.

       The Company filed a Form 8-K current report (date of earliest event reported: July 2, 1999) pertaining to the completion of the acquisition of the U.S. domestic and international property and casualty insurance businesses of CIGNA Corporation, the issuance of trust preferred securities and the change in fiscal year-end.

                                 SIGNATURES
                                 ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              ACE LIMITED
                                   --------------------------------



                                        /s/  Brian Duperreault
August 13, 1999                    --------------------------------
                                           Brian Duperreault
                                     Chairman, President and Chief
                                           Executive Officer



                                       /s/  Robert Blee
                                   --------------------------------
August 13, 1999                                Robert Blee
                                        Chief Accounting Officer

                               EXHIBIT INDEX
                               -------------


Exhibit
Number                Description                              Numbered Page
------                -----------                              -------------


10.1*    Second Amendment of the ACE Limited 1995 Outside Directors Plan

10.2*    Third Amendment of the ACE Limited 1995 Outside Directors Plan

27       Financial Data Schedule



*Management Contract or Compensation Plan