Form 10-Q
period 1999-09-30
ACE LTD
filed 1999-11-15
CIK 896159

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549


                                 FORM 10-Q



(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


             For the Quarterly Period Ended September 30, 1999

                                     OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Transition Period from _______________ to _______________



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


          YES   __X__                              NO  _____


 The number of registrant's Ordinary Shares ($0.041666667 par value) outstanding as of November 12, 1999 was 194,059,295.

                                ACE LIMITED


                             INDEX TO FORM 10-Q


Part I.  FINANCIAL INFORMATION
------------------------------

                                                                           Page
                                                                            No.
                                                                           ----
Item 1.  Financial Statements:

         Consolidated Balance Sheets (Unaudited)
                  September 30, 1999 and December 31, 1998                   3

         Consolidated Statements of Operations (Unaudited)
                  Three Months and Nine Months Ended
                  September 30, 1999 and 1998                                4

         Consolidated Statements of Shareholders' Equity (Unaudited)
                  Nine Months Ended September 30, 1999 and 1998              5

         Consolidated Statements of Comprehensive Income (Unaudited)
                  Nine Months Ended September 30, 1999 and 1998              6

         Consolidated Statements of Cash Flows (Unaudited)
                  Nine Months Ended September 30, 1999 and 1998              7

         Notes to Interim Consolidated Financial Statements (Unaudited)      8

Item 2.  Management's Discussion and Analysis of Results of Operations
                  and Financial Condition                                   17




Part II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                                   32


                                               ACE LIMITED AND SUBSIDIARIES
                                                CONSOLIDATED BALANCE SHEETS
                                                        (Unaudited)

                                                                              September 30       December 31
                                                                                  1999              1998
                                                                                  ----              ----

                                                                        (in thousands of U.S. Dollars, except share
                                                                                   and per share data)

Assets
Investments and cash
   Fixed maturities available for sale, at fair value
     (amortized cost - $9,478,887 and $4,784,412)                             $  9,338,437    $  4,866,366
   Equity securities, at fair value (cost - $749,461 and $196,375)                 756,102         220,843
   Short-term investments, at fair value
     (amortized cost - $670,595 and $757,788)                                      667,800         757,804
   Other investments, at fair value  (cost - $366,779 and $128,119)                366,382         129,331
   Cash                                                                            735,780         240,556
                                                                              ------------    ------------
       Total investments and cash                                               11,864,501       6,214,900

Accrued investment income                                                          174,445          54,491
Insurance and reinsurance balances receivable                                    2,318,832         347,810
Accounts and notes receivable                                                      564,768              --
Reinsurance recoverable                                                          8,924,000       1,159,270
Deferred policy acquisition costs                                                   374,251          67,502
Prepaid reinsurance premiums                                                       590,288         201,529
Goodwill                                                                         2,664,886         535,920
Deferred tax assets                                                                977,273          42,796
Other assets                                                                       890,939         210,087
                                                                              ------------    ------------
       Total assets                                                           $ 29,344,183    $  8,834,305
                                                                              ============    ============
Liabilities
Unpaid losses and loss expenses                                               $ 17,198,095    $  3,678,269
Unearned premiums                                                                2,128,389         705,712
Premiums received in advance                                                        67,856          62,671
Insurance and reinsurance balances payable                                       1,493,248          72,993
Contract holder deposit funds                                                      196,338              --
Accounts payable, accrued expenses and other liabilities                         1,475,928         137,383
Dividend payable                                                                    21,347          17,700
Short-term debt                                                                  1,449,279              --
Long-term debt                                                                   1,049,334         250,000
Trust preferred securities                                                         400,000              --
                                                                              ------------    ------------
       Total liabilities                                                        25,479,814       4,924,728
                                                                              ============    ============
Commitments and contingencies
Shareholders' Equity
Ordinary Shares ($0.041666667 par value, 300,000,000 shares authorized;
     194,063,128 and 193,687,126 shares issued and outstanding)                      8,086           8,070
Additional paid-in capital                                                       1,773,825       1,767,188
Unearned stock grant compensation                                                  (10,889)        (15,087)
Retained earnings                                                                2,193,461       2,040,664
Accumulated other comprehensive (loss) income                                     (100,114)        108,742
                                                                              ------------    ------------
       Total shareholders' equity                                                3,864,369       3,909,577

                                                                              ------------    ------------
       Total liabilities and shareholders' equity                             $ 29,344,183    $  8,834,305
                                                                              ============    ============

                            See accompanying notes to interim consolidated financial statements




                                 ACE LIMITED AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF OPERATIONS

             For the Three Months and Nine Months Ended September 30, 1999 and 1998
                                           (Unaudited)


                                                            Three Months Ended                    Nine Months Ended
                                                               September 30,                         September 30,
                                                          1999               1998              1999               1998
                                                      -------------------------------------------------------------------
                                                           (in thousands of U.S. Dollars, except per share data)
Revenues
      Gross premiums written                          $ 1,544,458       $   317,053       $ 2,488,952       $ 1,034,703
      Reinsurance premiums ceded                         (633,554)         (140,478)         (845,114)         (306,879)
                                                      -----------       -----------       -----------       -----------

      Net premiums written                                910,904           176,575         1,643,838           727,824
      Change in unearned premiums                          42,047            44,573          (105,349)          (38,851)
                                                      -----------       -----------       -----------       -----------

      Net premiums earned                                 952,951           221,148         1,538,489           688,973
      Net investment income                               163,060            89,288           334,338           260,582
      Net realized gains (losses) on investments          (58,493)          (54,172)          (15,932)          160,892
                                                      -----------       -----------       -----------       -----------

          Total revenues                                1,057,518           256,264         1,856,895         1,110,447
                                                      -----------       -----------       -----------       -----------

Expenses
      Losses and loss expenses                            632,910           118,624         1,045,262           394,637
      Policy acquisition costs                            137,681            24,001           203,505            80,826
      Administrative expenses                             201,332            85,846           297,131           146,110
      Amortization of goodwill                             17,474             4,336            26,408            10,563
      Loan interest expense                                44,068            12,881            52,745            24,098
      Other non-insurance expenses                          2,932                 0             2,932                 0
                                                      -----------       -----------       -----------       -----------

          Total expenses                                1,036,397           245,688         1,627,983           656,234
                                                      -----------       -----------       -----------       -----------

Income before income taxes                                 21,121            10,576           228,912           454,213
Income tax expense (benefit)                                6,328            (2,936)           15,978            16,272
                                                      -----------       -----------       -----------       -----------

Net income                                            $    14,793       $    13,512       $   212,934       $   437,941
                                                      ===========       ===========       ===========       ===========

Basic earnings per share                              $      0.08       $      0.07       $      1.10       $      2.34
                                                      ===========       ===========       ===========       ===========

Diluted earnings per share                            $      0.08       $      0.07       $      1.08       $      2.29
                                                      ===========       ===========       ===========       ===========


                            See accompanying notes to interim consolidated financial statements





                                    ACE LIMITED AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                      For the Nine Months Ended September 30, 1999 and 1998
                                             (Unaudited)

                                                                               September 30
                                                                        1999                   1998
                                                                      ------------------------------
                                                                      (in thousands of U.S. Dollars)

Ordinary shares
   Balance at beginning of period                                $     8,070              $     7,406
   Ordinary Shares issued                                                  0                      688
   Issued under Employee Stock Purchase Plan (ESPP)                        1                        1
   Exercise of stock options                                              15                       14
   Repurchase of Ordinary Shares                                           0                      (43)
                                                                 -----------              -----------
      Balance at end of period                                         8,086                    8,066
                                                                 -----------              -----------
Additional paid-in capital
   Balance at beginning of period                                  1,767,188                1,161,932
   Ordinary Shares issued                                                  0                  605,211
   Cancellation of restricted stock award                               (371)                       0
   Issued under ESPP                                                   1,420                      954
   Exercise of stock options                                           5,588                    3,801
   Repurchase of Ordinary Shares                                           0                   (6,637)
                                                                 -----------              -----------
      Balance at end of period                                     1,773,825                1,765,261
                                                                 -----------              -----------
Unearned stock grant compensation
   Balance at beginning of period                                    (15,087)                  (4,250)
   Stock grants awarded                                               (1,922)                  (5,428)
   Stock grants forfeited                                                312                        0
   Amortization                                                        5,808                    3,497
                                                                 -----------              -----------
      Balance at end of period                                       (10,889)                  (6,181)
                                                                 -----------              -----------

Retained earnings
   Balance at beginning of period                                  2,040,664                1,452,634
   Net income                                                        212,934                  437,941
   Dividends declared                                                (60,137)                 (46,561)
   Repurchase of Ordinary Shares                                           0                  (24,460)
                                                                 -----------              -----------
      Balance at end of period                                     2,193,461                1,819,554
                                                                 -----------              -----------
Accumulated other comprehensive income (loss)
Net unrealized appreciation (depreciation) on investments
   Balance at beginning of period                                    102,271                  173,428
   Change in period, net of tax                                     (208,482)                 (45,583)
                                                                 -----------              -----------
      Balance at end of period                                      (106,211)                 127,845
                                                                 -----------              -----------

Cumulative translation adjustments
   Balance at beginning of period                                       6,471                    1,199
   Net adjustments during period                                        (374)                  (1,474)
                                                                 -----------              -----------
      Balance at end of period                                         6,097                     (275)
                                                                 -----------              -----------

   Accumulated other comprehensive income (loss)                    (100,114)                 127,570
                                                                 -----------              -----------
Total Shareholders' Equity                                       $ 3,864,369              $ 3,714,270
                                                                 ===========              ===========


                            See accompanying notes to interim consolidated financial statements



                                               ACE LIMITED AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                   For the Nine Months Ended September 30, 1999 and 1998
                                                         (Unaudited)


                                                                                September 30         September 30
                                                                                    1999                 1998
                                                                                    ----                 ----
                                                                                  (in thousands of U.S. Dollars)

Net income                                                                      $ 212,934           $ 437,941

Other comprehensive income (loss)
   Net unrealized appreciation (depreciation) on investments
      Unrealized appreciation (depreciation) on investments                      (190,344)             64,848
      Less: reclassification adjustment for net realized gains
        included in net income                                                    (54,308)           (101,149)
                                                                                ---------           ---------
                                                                                 (244,652)            (36,301)


    Cumulative translation adjustments                                               (374)             (1,474)

                                                                                ---------           ---------
Other comprehensive income (loss), before income taxes                           (245,026)            (37,775)


Income tax benefit (expense) related to other comprehensive income items           36,170              (9,282)
                                                                                ---------           ---------
Other comprehensive income (loss)                                                (208,856)            (47,057)
                                                                                ---------           ---------

                                                                                ---------           ---------
Comprehensive income                                                            $   4,078           $ 390,884
                                                                                =========           =========


                           See accompanying notes to interim consolidated financial statements














                                               ACE LIMITED AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   For the Nine Months Ended September 30, 1999 and 1998
                                                        (Unaudited)

                                                                                           September 30
                                                                                    1999                 1998
                                                                                    ----                 ----
                                                                                   (in thousands of U.S. Dollars)
Cash flows from operating activities
Net income                                                                   $    212,934          $    437,941
Adjustments to reconcile net income to net cash used for
      operating activities:
          Unearned premiums                                                       165,294                69,617
          Unpaid losses and loss expenses, net of reinsurance recoverable        (304,304)              (82,804)
          Prepaid reinsurance premiums                                            (99,254)             (100,175)
          Net realized gains (losses) on investments                               15,932              (160,892)
          Amortization of net discount on fixed maturities                         (6,009)              (21,663)
          Amortization of goodwill                                                 26,408                12,403
          Deferred acquisition costs                                              (18,280)              (28,767)
          Insurance and reinsurance balances receivable                          (384,759)              (98,337)
          Deferred income taxes                                                     9,515                45,652
          Premiums received in advance                                              5,185                10,489
          Insurance and reinsurance balances payable                              230,301                49,939
          Accounts payable, accrued expenses and other liabilities                (38,885)             (164,843)
          Net change in contract holder deposit funds                              (1,591)                    0
          Other                                                                   (97,858)              (20,464)
                                                                             ------------           -----------
          Net cash flows used for operating activities                           (285,371)              (51,904)
                                                                             ------------           -----------
Cash flows from investing activities
          Purchases of fixed maturities                                       (14,522,815)           (6,457,837)
          Purchases of equity securities                                         (226,511)             (132,419)
          Sales of fixed maturities                                            15,185,241             6,195,585
          Sales of equity securities                                              298,773               602,724
          Maturities of fixed maturities                                          425,163               134,093
          Net realized losses on financial futures contracts                      (16,568)              (17,974)
          Other investments                                                      (200,490)              (53,188)
          Acquisition of subsidiary, net of cash acquired                      (2,592,632)             (967,758)
                                                                             ------------           -----------
          Net cash flows used for investing activities                         (1,649,839)             (696,774)
                                                                             ------------           -----------
Cash flows from financing activities
          Dividends paid                                                          (56,219)              (42,224)
          Repayment of bank debt                                                 (198,816)             (385,000)
          Proceeds from bank debt                                                 998,697               635,000
          Proceeds from short term debt                                         1,280,118                     0
          Proceeds from issuance of trust preferred securities                    400,000                     0
          Proceeds from exercise of options for Ordinary Shares                     5,603                 3,817
          Net proceeds from issuance of ordinary shares                                 0               605,899
          Repurchase of Ordinary Shares                                                 0               (31,140)
          Proceeds from shares issued under ESPP                                    1,051                   955
                                                                             ------------           -----------
          Net cash flows from financing activities                              2,430,434               787,307
                                                                             ------------           -----------

Net increase in cash                                                              495,224                38,629

Cash at beginning of period                                                       240,556               279,085
                                                                             ------------           -----------
Cash at end of period                                                        $    735,780          $    317,714
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

On July 2, 1999, the Company changed its fiscal year-end from September 30 to December 31. This change will be implemented retroactively to December 31, 1998 so that the 1999 fiscal year will be the twelve month period ending December 31, 1999. This change is reflected in the quarter ended September 30, 1999, and the Company is reporting results for the three months ended September 30, 1999 and 1998 and for the nine months ended September 30, 1999 and 1998. The results reported at December 31, 1999 will be for the twelve months ended December 31, 1999.

On July 2, 1999, the Company completed the acquisition of the international and domestic property and casualty businesses of CIGNA Corporation ("CIGNA") for $3.45 billion in cash (the "ACE INA Acquisition"). Under the terms of the agreement the Company, through a newly created U.S. holding company, ACE
INA Holdings Inc. ("ACE INA"), acquired CIGNA's domestic property and casualty insurance operations including its run-off business and also its international property and casualty insurance companies and branches, including most of the accident and health business written through those companies. The ACE INA Acquisition has been recorded using the purchase method of accounting and accordingly, the consolidated financial statements include the results of ACE INA and its subsidiaries from July 2, 1999, the date of acquisition. Approximately $1.75 billion of goodwill was generated as a result of the acquisition.

Under the terms of the ACE INA Acquisition agreement, CIGNA agreed to provide a guarantee to ACE to indemnify against unanticipated increases in recorded reserves for losses and loss adjustment expenses of certain subsidiaries being acquired by ACE. CIGNA had the option to replace its guarantee with reinsurance obtained from a mutually agreed upon third party reinsurer. Contemporaneous with the consummation of the ACE INA Acquisition, CIGNA exercised its option and replaced its guarantee with reinsurance by directing certain subsidiaries being acquired to transfer $1.25 billion of investments to National Indemnity Company, a subsidiary of Berkshire Hathaway Inc., for aggregate coverage of $2.5 billion. This coverage attaches at an amount equal to the net recorded reserves of the certain subsidiaries acquired, on the closing date, minus $1.25 billion.

On October 26, 1999, ACE and Capital Re entered into an amended and restated merger agreement. This agreement replaced the Agreement and Plan of Amalgamation entered into by ACE and Capital Re on June 10, 1999. Under the new agreement, Capital Re stockholders will receive 0.65 ordinary shares of ACE for each share of common stock of Capital Re at closing plus a cash payment equal to the difference between the market value (as defined in the agreement) of 0.65 of an ACE ordinary share and $14.00. In no event will the cash payment be less than $1.30 (approximately $41 million in the aggregate) or more than $4.68 ($150 million in the aggregate) per share of Capital Re stock. Subject to SEC review, it is hoped that the transaction will be completed before the end of calendar 1999, subject to customary closing conditions, including approval of the merger by Capital Re's shareholders.

For the nine months ended September 30, 1999, approximately 60 percent of the Company's premiums written came from companies headquartered in North America, 16 percent came from companies headquartered in Europe, 6 percent came from companies headquartered in Australia and New Zealand, 3 percent came from companies headquartered in Latin America, and 15 percent came from companies headquartered in other countries.

                        ACE LIMITED AND SUBSIDIARIES
             NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


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

In 1998, the AICPA issued SOP 98-7, "Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk." SOP 98-7 provides guidance on the deposit method of accounting for insurance and reinsurance contracts that do not transfer insurance risk. Implementation is required by the first quarter of 2000, with the cumulative effect of adopting the SOP reflected in net income in the year of adoption. The Company has not yet determined the effect or timing of implementation of this pronouncement.

                        ACE LIMITED AND SUBSIDIARIES
             NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


3.     Commitments and Contingencies

A number of the Company's insureds have given notice of claims relating to breast implants or related components or raw material thereof that had been produced and/or sold by such insureds. The Company has made payments to date of approximately $610 million with respect to breast implant claims, which include payments of $140 million made during the nine months ended September 30, 1999. These payments are made pursuant to agreements reached with most of the Company's significant breast implant insureds. Those agreements have the effect of limiting the Company's exposure to breast implant claims related to those insureds to amounts which were anticipated in the Company's loss reserves. Although uncertainties concerning the ultimate amount of the Company's financial exposure to breast implant claims continue to exist, the Company believes that the possibility of a material financial impact in the future as a result of breast implant claims is unlikely.

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

4.   Restricted Stock Awards

Under the terms of the 1995 Long-Term Incentive Plan, 44,750 restricted Ordinary Shares were awarded during the nine months ended September 30, 1999, to officers of the Company and its subsidiaries. These shares vest at various dates through November 2003. In addition, during the period, 23,618 restricted Ordinary Shares were awarded to outside directors under the terms of the 1995 Outside Directors Plan. These shares vest at various dates through June 2000.

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

========================================================================================================================
                                                            3 Months Ending                     9 Months Ending
                                                              September 30                        September 30
                                                          1999            1998               1999               1998
                                                          ----            ----               ----               ----
                                                  (in thousands of U.S. dollars except share and per share data)
Numerator:
   Net Income                                      $     14,793       $     13,512       $    212,934       $    437,941
                                                   ============       ============       ============       ============

Denominator:
   Denominator for basic earnings per share -
   Weighted average shares outstanding              194,061,171        193,539,724        193,935,790        187,341,947

   Effect of dilutive securities                      2,011,481          4,231,764          2,981,338          4,150,696
                                                   ------------       ------------       ------------       ------------

   Denominator for diluted earnings per share -
   Adjusted weighted average shares outstanding
      and assumed conversions                       196,072,652        197,771,488        196,917,128        191,492,643
                                                   ============       ============       ============       ============

   Basic earnings per share                        $       0.08       $       0.07       $       1.10       $       2.34
                                                   ============       ============       ============       ============

   Diluted earnings per share                      $       0.08       $       0.07       $       1.08       $       2.29
                                                   ============       ============       ============       ============

========================================================================================================================

6.     Credit Facilities

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

                        ACE LIMITED AND SUBSIDIARIES
             NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

6.     Credit Facilities (cont'd)

o        A $750 million, 364-day revolving credit facility with ACE
         Limited, ACE Bermuda Insurance Ltd., Tempest Reinsurance Company Limited and ACE INA Holdings Inc. as borrowers and guarantors. The initial purpose of this facility was to provide interim financing for the ACE INA Acquisition. However, after certain conditions were met, up to $500 million of this facility could remain in place for general corporate purposes. As of September 30, 1999 these conditions have been met and the limit on this facility has been reduced to $500 million.

o A $250 million, five-year revolving credit facility with ACE Limited, ACE Bermuda Insurance Ltd., Tempest Reinsurance Company Limited and ACE INA Holdings Inc. as borrowers and guarantors. This facility is for general corporate purposes and has a letter of credit sub-limit of $250 million.

o A $2.05 billion, 364-day revolving credit facility with a one-year term out option with ACE INA Holdings Inc. as borrower and ACE Limited, ACE Bermuda Insurance Ltd. and Tempest Reinsurance Company Limited as guarantors. This facility was arranged to provide interim financing for the ACE INA Acquisition. As of September 30, 1999, $881 million remains available under this facility.

Each of the above facilities may be used as commercial paper recourse facilities (see further description under Note 8 - Debt).

Tempest Re also maintains an uncollateralized, syndicated revolving credit facility in the amount of $72.5 million. At September 30, 1999, no amounts have been drawn down under this facility. The facility requires that Tempest Re comply with specific covenants. ACE Limited added its guarantee to this facility in June 1999.

In November 1998, the Company arranged a syndicated, partially collateralized, five-year LOC facility in the amount of (pounds)270 million (approximately $450 million) to fulfill the requirements of Lloyd's for the 1999 year of account. This facility was arranged by Citibank N.A., with ING Barings and Barclays Bank PLC acting as co-arrangers, and replaced the facility arranged in December 1997. This LOC facility requires that the Company and/or certain of its subsidiaries continue to maintain certain covenants, including a minimum consolidated tangible net worth covenant and a maximum leverage covenant. On June 30, 1999, certain terms of this LOC facility were renegotiated and the facility is now uncollateralized. The Company expects to renew this facility towards the end of November 1999 to fulfill the requirements of Lloyd's for the 2000 year of account.

In December 1997, the Company had arranged certain syndicated credit facilities. J.P. Morgan Securities, Inc. and Mellon Bank N.A. acted as co-arrangers in the arranging, structuring and syndication of these facilities. During fiscal 1999 each of the facilities under this arrangement have been cancelled and replaced. The facilities provided:

o A $200 million 364-day revolving credit facility and a $200 million five-year revolving credit facility which together made up a combined $400 million committed, uncollateralized syndicated revolving credit facility. The five-year revolving credit facility had a $150 million letter of credit ("LOC") sub-limit. A new multi-year liquidity facility has been arranged as an additional part of the new syndicated credit facilities described above.

                        ACE LIMITED AND SUBSIDIARIES
             NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


6.     Credit Facilities (cont'd)

o A syndicated fully collateralized five-year LOC facility totaling approximately (pounds)154 million ($262 million) which was used to fulfill the requirements of Lloyd's to support underwriting capacity on Lloyd's syndicates in which the Company participates.
         As discussed above, this facility was replaced on November 27, 1998.

o A syndicated $250 million seven-year amortizing term loan facility, which was used on January 2, 1998 to partially finance the acquisition of ACE USA. The interest rate on the term loan was LIBOR plus an applicable spread. As discussed under Note 8 - Long Term Debt, this term loan was refinanced on October 27, 1998.

7.       Trust Preferred Securities

In connection with the completion of the ACE INA Acquisition, on June 30, 1999 ACE RHINOS Trust, a Delaware statutory business trust (the "Trust"), sold in a private placement $400 million of Auction Rate Reset Preferred Securities (the "Preferred Securities"). All of the common securities of the Trust are owned by ACE INA Holdings Inc.

The Preferred Securities mature on September 30, 2002. Distributions on the Preferred Securities are payable quarterly at LIBOR plus 125 basis points, adjusted quarterly, provided that the Trust may defer such payments (but no later than September 30, 2002, or, if there is a remarketing, the maturity date of the remarketed securites), with such deferred payments accruing interest compounded quarterly, if ACE INA defers interest on the Subordinated Notes (as defined below). If the trading price of ACE's Ordinary Shares declines to 66-2/3 percent of the closing price of the Ordinary Shares on June 30, 1999, or approximately $18.83 per Ordinary Share, the holders of a majority of the Preferred Securities will have the option to require Banc of America Securities LLC as the Remarketing Agent to remarket the Preferred Securities. If remarketed, the maturity of the remarketed securities will be reset as the later of September 30, 2001 or one year from the date on which the remarketed securities are issued. The coupon will be reset pursuant to a bid process to value the remarketed securities at 100.25 percent of the face amount thereof. If Banc of America were unable to remarket the securities, the holders of a majority of the Preferred Securities would have the right to require ACE INA to repurchase them at a purchase price equal to the face amount of the securities plus accrued and unpaid distributions, which obligations would be guaranteed by ACE Limited. ACE's Ordinary Shares have traded below the trigger price described above during and after the quarter ended September 30, 1999, although the holders of the Preferred Securities did not exercise their remarketing rights at that time.

The sole assets of the Trust consist of $412,372,000 principal amount of Auction Rate Reset Subordinated Notes Series A (the "Subordinated Notes") issued by ACE INA. The Subordinated Notes mature on September 30, 2002. Interest on the Subordinated Notes is payable quarterly at LIBOR plus 125 basis points, adjusted quarterly, provided that ACE INA may defer such interest payments (but no later than September 30, 2002, or, if there is a remarketing, the maturity date of the remarketed securities), with such deferred payments accruing interest compounded quarterly. If under certain circumstances the Trust is dissolved and the holders of the Preferred Securities directly hold the Subordinated Notes, then the remarketing provisions described above will be applicable to the Subordinated Notes.

                        ACE LIMITED AND SUBSIDIARIES
             NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

7      Trust Preferred Securities (cont'd)

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

8.     Debt

At September 30, 1999 and December 31, 1998, the Company's short-term and long-term debt consisted of the following:

===============================================================================
                                        September 30, 1999   December 31, 1998
                                             (in millions of U.S. dollars)

    Short-term debt
         ACE Limited commercial paper        $      425           --
         ACE INA commercial paper                   855           --
         ACE INA money market loan                  169           --
                                             ----------        -------
                                             $    1,449        $     0
                                             ----------        -------

    Long-term debt
         Senior Notes                        $      250        $   250
         Notes due 2004                             400           --
         Notes due 2006                             299           --
         Debentures due 2029                        100           --
                                             ----------        -------
                                             $    1,049        $   250
                                             ----------        -------
===============================================================================

In June 1999, the Company arranged certain commercial paper programs for ACE Limited and ACE INA Holdings Inc. The programs use the existing revolving credit facilities (as discussed in Note 6) as recourse facilities and provide for up to $500 million in commercial paper issuance for ACE Limited and up to $2.05 billion in commercial paper issuance for ACE INA Holdings Inc. At September 30, 1999, short-term debt consisted of $425 million and $855 million of commercial paper issued by ACE Limited and ACE INA respectively. The commercial paper rates currently range from 5.6 - 6.2 percent, depending on maturity. On July 2, 1999, $425 million and $1.65 billion were drawn down under these programs by ACE Limited and ACE INA Holdings Inc., respectively to partially finance the ACE INA Acquisition.

In June 1999, ACE INA Holdings Inc. arranged a short-term money market facility in the amount of $225 million for general corporate purposes. This facility is guaranteed by the Company and/or certain of its subsidiaries and requires that the Company and/or certain of its subsidiaries maintain specific covenants, including a consolidated tangible net worth covenant and a maximum leverage covenant. At September 30, 1999 $169 million of this facility was utilized. In November 1999, this facility was cancelled and repaid with proceeds from the commercial paper programs described above.

                        ACE LIMITED AND SUBSIDIARIES
             NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

8.       Debt (cont'd)

As part of the permanent financing plan for the ACE INA Acquisition, in August 1999, ACE INA issued $400 million of 8.2% Notes due 2004, $300 million of 8.3% Notes due 2006 and $100 million of 8.875% Debentures due 2029. Interest on the debentures and notes is payable on February 15th and August 15th of each year beginning February 15, 2000. The notes and debentures are not redeemable before maturity and do not have the benefit of any sinking fund. The notes and debentures are uncollateralized and rank equally with all of ACE INA's other uncollateralized senior indebtedness. The notes and debentures are guaranteed on a senior uncollateralized basis by the Company.

In October 1998, ACE US Holdings, Inc. ("ACE US") refinanced the outstanding $250 million term loan co-arranged by JP Morgan Securities, Inc. and Mellon Bank N.A with the proceeds from the issuance of $250 million in aggregate principal amount of uncollateralized senior notes maturing in October 2008. Interest payments, based on the initial fixed rate coupon on these notes of 8.63 percent, are due semi-annually in arrears. The indenture related to these notes includes certain events of default for ACE US. The senior notes are callable subject to certain call premiums, however, ACE US has no current intention of calling the debt. Simultaneously, the Company entered into a notional $250 million swap transaction that has the economic effect of reducing the cost of debt to the consolidated group, excluding fees and expenses, to 6.47 percent for 10 years. Certain assets totaling approximately $90 million are pledged as collateral in connection with the swap transaction. In the event that the Company terminates the swap prematurely, the Company would be liable for certain transaction costs. However, the Company has no current intention of terminating the swap. The swap counter-party is a major financial institution with a long-term S&P Senior Debt Rating of AA- and the Company does not anticipate non-performance.

9.     Discontinued Operations

In accordance with Emerging Issues Task Force ("EITF") 87-11 "Allocation of Purchase Price to Assets to Be Sold," and ("EITF") 90-6, "Accounting for Certain Events Not Addressed in Issue No. 87-11 Relating to an Acquired Operating Unit to Be Sold", the Company has presented Commercial Insurance Services ("CIS"), a division of ACE INA, as a discontinued operation. The Company planned, as part of its July 2, 1999 acquisition of the CIGNA P&C business, to dispose of the CIS operations. Following the July 2, 1999 ACE INA acquisition, the company sold the renewal rights for all of its CIS business going forward. The Company still owns the assets and liabilities pertaining to the historical book of business as well as the in-force book of business. This portion of CIS is still for sale.

                        ACE LIMITED AND SUBSIDIARIES
             NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

9.     Discontinued Operations (cont'd)


In accordance with EITF 87-11, the Company recorded a net liability as of July 2, 1999 of approximately $170 million which has been recorded in accounts payable and accrued liabilities. The Company has reduced the consolidated balance sheet for the following items that pertain specifically to CIS: $900 million in investments and cash, $100 million in insurance balances receivable, $30 million of net assets comprised of various assets and liabilities, $1.1 billion in net loss reserves, and $100 million in unearned premiums. The historical and in force business, including the estimated proceeds on sale and estimated operating results over the twelve months from July 2, 1999, is represented by the net liability of approximately $170 million. Any income items pertaining to CIS through July 1, 2000 will not appear in the consolidated income of the Company, but will be posted against the $170 million net liability. When the CIS business is sold, any gain or loss on sale would reduce or increase goodwill accordingly.

If the remaining CIS business is not sold prior to July 2, 2000, the Company will be required to expand the net liability into each of its constituent parts in the balance sheet and any resulting income or loss from that book of business from that point forward would be included in income.

10.    Reinsurance

The Company purchases reinsurance to manage various exposures including catastrophic risks. Although reinsurance agreements contractually obligate the Company's reinsurers to reimburse it for the agreed upon portion of its gross paid losses, they do not discharge the primary liability of the Company. The amounts for net premiums written and net premiums earned in the statements of operations are net of reinsurance. Direct, assumed and ceded amounts for these items for the three months and nine months ended September 30, 1999 and 1998 are as follows:

====================================================================================================================
                                                  Three months ended                      Nine months ended
   Premiums                                         September 30                            September 30
                                                1999                 1998                1999              1998
                                                ----                 ----                ----              ----
                                                (in thousands of U.S. dollars        (in thousands of U.S. dollars
                                               except share and per share data)     except share and per share data)

   Premiums written
      Direct                                  $ 1,074,833       $   296,157         $  1,604,255    $    679,544
      Assumed                                     469,625            20,896              884,697         355,159
      Ceded                                      (633,554)         (140,478)            (845,114)       (306,879)
                                              -----------       -----------         ------------      ----------

   Net premiums written                       $   910,904       $   176,575         $  1,643,838    $    727,824
                                              ===========       ===========         ============    ============

Premiums earned
   Direct                                         969,987       $   258,988         $  1,443,493    $     663,169
   Assumed                                        520,872            30,465              829,891          256,964
   Ceded                                         (537,908)          (68,305)            (734,895)       (231,160)
                                              ------------      ------------        ------------    -------------

   Net premiums earned                        $   952,951       $   221,148         $  1,538,489    $     688,973
                                              ============      ===========         ============    =============

====================================================================================================================

                        ACE LIMITED AND SUBSIDIARIES
             NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

10.      Reinsurance (cont'd)

The Company's provision for reinsurance recoverable at September 30, 1999 and December 31, 1998 is as follows:

================================================================================================================
                                                                               September 30,        December 31,
                                                                                   1999                1998
                                                                                   ----                ----
                                                                                (in thousands of U.S. dollars)

   Reinsurance recoverable on paid losses and loss expenses                  $    818,618          $     58,806
   Reinsurance recoverable on unpaid losses and loss expenses                   8,891,811             1,184,978
   Provision for uncollectible balances on unpaid losses and loss expenses       (786,429)              (84,514)
                                                                              -----------          ------------
   Total reinsurance recoverable                                             $  8,924,000          $  1,159,270
                                                                             ============          ============
================================================================================================================

11.    Taxation

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

ACE INA and ACE US Holdings, Inc. is subject to income taxes imposed by U.S. authorities and will file consolidated U.S. tax returns. Certain international operations of the Company are also subject to income taxes imposed by the jurisdictions in which they operate.

The provision for income taxes detailed below represents the Company's estimate of tax liability in respect of the Company's operations at Lloyd's and ACE INA at rates equal to the statutory income tax rate in each jurisdiction.

The Company currently conducts its business so as not to be subject to taxation in the United States or elsewhere, other than as stated above. There can be no assurance that there will not be changes in applicable laws, regulations or treaties which might require the Company to change the way it operates or become subject to taxation.

                        ACE LIMITED AND SUBSIDIARIES
             NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

Taxation (cont'd)

The income tax provision for the three and nine months ended September 30, 1999 and 1998 is as follows:

==================================================================================================================
                                                      Three months ended                  Nine months ended
                                                        September 30                         September 30
                                                      1999            1998                1999         1998
                                                      ----            ----                ----         -----
                                                                 (in thousands of U.S. dollars)

     Current tax expense                             $  7,812     $     937              $ 11,496      $    1,203
     Deferred tax expense (benefit)                    (1,484)       (3,873)                4,482          15,069
                                                    ---------     ---------              --------      ----------
     Provision for income taxes                      $  6,328     $  (2,936)             $ 15,978      $   16,272
                                                    =========     =========              ========      ==========
==================================================================================================================

The components of the net deferred tax assets as of September 30, 1999 and December 31, 1998 is as follows:

================================================================================================================
                                                                             September 30,        December 31,
                                                                                 1999                1998
                                                                                 ----                ----
                                                                               (in thousands of U.S. dollars)

     Deferred tax assets
        Loss reserve discount                                               $    670,000      $    47,649
        Foreign tax credits                                                      111,000               -
        Uncollectible reinsurance                                                129,000            6,685
        Net operating loss carryforward                                           84,000           33,849
        Unrealized depreciation on investments                                    36,170               -
        Other                                                                    153,691           36,626
                                                                             -----------       ----------
        Total deferred tax assets                                           $  1,183,861      $   124,809
                                                                             -----------       ----------

     Deferred tax liabilities
        Deferred policy acquisition costs                                         40,000           3,753
        Unrealized appreciation on investments                                        --           5,379
        Other                                                                     91,588          46,247
                                                                             -----------       ----------
        Total deferred tax liabilities                                           131,588          55,379
                                                                             -----------       ----------

     Valuation allowance                                                          75,000          26,634
                                                                             -----------       ----------

     Net deferred tax assets                                                $    977,273     $    42,796
                                                                            ============     ===========
==================================================================================================================

                        ACE LIMITED AND SUBSIDIARIES
             NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

12.    Summarized Financial Information

The following is consolidated summarized financial information for ACE INA, a wholly owned subsidiary of ACE Limited.

==============================================================================
                          Selected Financial Data
                                  ACE INA
                            September 30, 1999
                      (in thousands of U.S. dollars)


     Selected Statement of Operation Data
       Total Revenues                              $    795,356
       Net Income                                         8,676

     Selected Balance Sheet Data
       Total Investments and cash                     7,707,970
       Total Assets                                  23,087,009
       Unpaid losses and loss expenses               14,698,525
       Total Shareholders' Equity                     1,494,507
==============================================================================

Separate financial statements of ACE INA have not been presented as management has determined that such information is not material to holders of ACE INA's debt securities.

13.    Reclassification

Certain items in the prior period financial statements have been reclassified to conform with the current period presentation.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Safe Harbor Disclosure

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Any written or oral statements made by or on behalf of the Company may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors (which are described in more detail elsewhere in documents filed by the Company with the Securities and Exchange Commission) include, but are not limited to, (i) uncertainties relating to government and regulatory policies (such as subjecting the Company to insurance regulation or taxation in additional jurisdictions or amending or revoking any laws, regulations or treaties affecting the Company's current operations), (ii) the occurrence of catastrophic events or other insured or reinsured events with a frequency or severity exceeding the Company's estimates, (iii) legal developments, (iv) the uncertainties of the loss reserving process, (v) loss of the services of any of the Company's executive officers, (vi) changing rates of inflation and other economic conditions, (vii) losses due to foreign currency exchange rate fluctuations, (viii) ability to collect reinsurance recoverables, (ix) the competitive environment in which the Company operates, related trends and associated pricing pressures, (x) the impact of mergers and acquisitions, including the ability to successfully integrate acquired businesses and achieve cost savings, competing demands for ACE's capital and the risk of undisclosed liabilities, (xi) the impact of Year 2000 related issues, (xii) developments in global financial markets which could affect the Company's investment portfolio, (xiii) risks associated with the introduction of new products and services and (xiv) the outcome of the Capital Re transaction. The words "believe", "anticipate", "estimate", "project", "plan", "expect", "intend", "hope", "will likely result" or "will continue" and variations thereof and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

General

The following is a discussion of the Company's results of operations, financial condition, liquidity and capital resources as of and for the three and nine months ended September 30, 1999. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. This discussion should be read in conjunction with the consolidated financial statements, related notes thereto and the Management's Discussion and Analysis of Results of Operations and Financial Condition included in the Company's 1998 Annual Report on Form 10-K.

On July 2, 1999, the Company changed its fiscal year-end from September 30 to December 31. This change will be implemented retroactively to December 31, 1998 so that the 1999 fiscal year will be the twelve month period ending December 31, 1999. This change is reflected in the quarter ended September 30, 1999, and the Company is reporting results for the three months ended September 30, 1999 and 1998 and for the nine months ended September 30, 1999 and 1998. The results reported as at December 31, 1999 will be for the twelve months ended December 31, 1999.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT'D)

General (cont'd)

ACE is a holding company incorporated with limited liability under the Cayman Islands Companies Law. ACE maintains its principal business office in Bermuda. ACE, through its various subsidiaries, provides a broad range of insurance and reinsurance products to insureds in the United States and 47 other countries. In addition, ACE provides funds at Lloyd's, primarily in the form of letters of credit, to support underwriting capacity for Lloyd's syndicates managed by Lloyd's managing agencies which are indirect wholly owned subsidiaries of ACE. ACE operates through five main business units which are: ACE Bermuda Insurance Ltd. ("ACE Bermuda"), Tempest Reinsurance Company Limited ("Tempest Re"), ACE INA Holdings Inc. ("ACE
INA" including "ACE USA" and "ACE International"), and the operations of the Company in the Lloyd's market which are collectively referred to herein as "ACE Global Markets". "ACE USA" includes the domestic U.S. business of ACE INA together with the original ACE USA division acquired on January 2, 1998 ("ACE US Holdings"). ACE INA's international operations are presented separately and are referred to as "ACE International". ACE International is divided into four regional areas: ACE Europe, ACE Far East, ACE Asia
Pacific and ACE Latin America.

On July 2, 1999, the Company completed the acquisition of the international and domestic property and casualty businesses of CIGNA Corporation ("CIGNA") for $3.45 billion in cash (the "ACE INA Acquisition). Under the terms of the agreement the Company, through a newly created U.S. holding company, ACE INA, acquired CIGNA's domestic property and casualty insurance operations and also its international property and casualty insurance companies and branches, including most of the accident and health business written through those companies. In connection with the ACE INA Acquisition, National Indemnity, a subsidiary of Berkshire Hathaway, is providing $1.25 billion of protection against adverse development with respect to the loss and loss adjustment expense reserves of the operations acquired. The
Company financed this transaction with a combination of available cash, a hybrid trust preferred security and the remainder with commercial paper.
The Company repaid a portion of the commercial paper with the proceeds of a $800 million debt offering in August 1999 and intends to pay the remaining commercial paper with a combination of newly issued ordinary shares, additional long-term debt and trust preferred securities (see "Liquidity and Capital Resources").

The ACE INA Acquisition is recorded using the purchase method of accounting and, accordingly, the consolidated financial statements include the results of ACE INA and its subsidiaries from July 2, 1999, the date of the acquisition. As a result, the analysis presented below is not comparable.

The Company expects to continue evaluating potential new product lines and other opportunities in the insurance and reinsurance markets. In addition, the Company regularly evaluates potential acquisitions of other companies and businesses and holds discussions with potential acquisition candidates. As a general rule, the Company publicly announces such acquisitions only after a definitive agreement has been reached.


                                           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                   RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT'D)


Results of Operations - Three Months ended September 30, 1999 (cont'd)

==================================================================================================
Premiums                                               Three months ended            % Change
                                                          September 30               from
                                                      1999             1998          Prior Year
                                                      ----             ----          ----------
                                                         (in millions)

     Gross premiums written:
        ACE Bermuda                          $        120.9       $     101.6              19.0%
        ACE Global Markets                            183.4             115.0              59.5%
        Tempest Re                                     31.3              32.9             (4.9)%
        ACE USA                                       746.9              67.5               N.M.
        ACE International                             462.0               --                N.M.
                                             --------------        ----------           --------
                                             $      1,544.5       $     317.0             387.2%
                                             ==============        ==========           ========
     Net premiums written:
        ACE Bermuda                          $         97.1       $      64.1              51.5%
        ACE Global Markets                            110.4              76.4              44.5%
        Tempest Re                                    (1.4)               7.1           (119.7)%
        ACE USA                                       373.0              29.4               N.M.
        ACE International                             331.8               --                N.M.
                                             --------------        ----------          ----------
                                             $        910.9       $     177.0             414.6%
                                             ==============        ==========          ==========
     Net premiums earned:
        ACE Bermuda                          $        121.2       $      81.2              49.3%
        ACE Global Markets                             99.8              71.7              39.2%
        Tempest Re                                     39.0              46.5            (16.1)%
        ACE USA                                       342.7              22.1               N.M.
        ACE International                             350.2               --                N.M.
                                             --------------       -----------         ----------
                                             $        952.9       $     221.5             330.2%
                                             ==============       ===========         ==========
N.M. - not meaningful
==================================================================================================


The Company had significant increases in gross written, net written and net earned premiums during the current quarter due primarily to the inclusion of the results of ACE INA for the first time this quarter. Gross premiums written increased 387.2 percent to $1.5 billion for the quarter ended September 30, 1999 compared with $317.0 million for the same quarter last year. Although the Company continues to face competitive pressures in most of the markets in which it operates, the diversification strategy of the Company has been key in maintaining growth during these difficult market conditions. The Company is beginning to see a slowdown and bottoming out of premium rates in certain areas of its business.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT'D)


Results of Operations - Three Months ended September 30, 1999 (cont'd)

The changing mix of business written by ACE Bermuda helped to offset the effects of a continuing soft market. Gross premiums written by ACE Bermuda during the quarter ended September 30, 1999 increased 19.0 percent to $120.9 million from $101.6 million for the same period last year. The primary reasons for the premium increase are significant new business in the tailored risk solutions (formerly financial lines) division and the political risk division which experienced strong growth. The excess property division at ACE Bermuda also grew modestly as it continued to attract new accounts. This growth was partially offset by declines in excess liability and the professional lines business due to continued market pressures.

Gross premiums written by ACE Global Markets increased over last year due to increased participation in the syndicates under management. Gross premiums written increased by $68.4 million or 59.5 percent for the quarter ended September 30, 1999. The non-marine market has stabilized while the aviation market has been in a state of flux with mixed results in both renewals and rates. The marine division has experienced very difficult market conditions with industry consolidations adding to rate reduction pressures and decreased business. Introducing new products, such as the bloodstock line, should help offset some of the market pressures on the existing business.

Tempest Re saw a moderate decline in the gross premiums written this quarter as a result of changes in anniversary dates on two large contracts. Although Tempest Re is still facing a competitive environment, opportunities to write new business at firmer rates are being seen and a modest upturn in the property catastrophe premiums is anticipated in the future.

At ACE USA, gross premium written were $746.9 million and, on a comparable basis, were slightly ahead of last year and in line with the Company's expectations for the first quarter of the combined U.S. company.

ACE International had gross premiums written of $462.0 million for the quarter ended September 30, 1999, slightly exceeding the Company's forecast for this period. All markets for commercial property and casualty remained highly competitive although ACE International is seeing a slowdown in the rate erosion that has persisted for the past 2-3 years.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT'D)

Results of Operations - Three Months ended September 30, 1999 (cont'd)


Net premiums written increased to $910.9 million for the quarter ended September 30, 1999 compared to $177.0 million for the same quarter last year, an increase of 414.6 percent. As with gross premiums written, the increase is due to the inclusion of the ACE INA business. Net premiums written at ACE Bermuda increased 51.5 percent to $97.1 million for the quarter ended September 30, 1999 compared to $64.1 million for the quarter ended September 30, 1998. The increase is due primarily to increases in the tailored risks solutions division, the political risk division and the excess property division. The Company has significantly increased its participation in the syndicates managed by ACE Global Markets. This has resulted in an increase in net premiums written by ACE Global Markets of
44.5 percent for the three months ended September 30, 1999 compared to the three month ended September 30, 1998. Net premiums written by Tempest Re decreased by $8.5 million during the current quarter. This decrease is the result of Tempest Re's aggressive use of retrocessional cover with the majority of Tempest Re's retrocessional coverage renewing during the current quarter. ACE USA and ACE International contributed $373.0 million and $331.8 million respectively, to net premiums written. ACE USA's net premiums written decreased 6 percent compared to the business it experienced last year due to some shifting in the business mix to lines that have lower net retentions. Net premiums written at ACE International were $331.8 million, an increase of 7 percent as reported, 4 percent on a fixed currency basis. As discussed earlier commercial property and casualty markets remain highly competitive, although there is a slowing of rate erosion in certain areas.

Net premiums earned increased to $952.9 million for the quarter ended September 30, 1999 compared with $221.5 million for the same quarter last year. As with gross premiums written and net premiums written, the increase is due to the inclusion of ACE INA. Net premiums earned by ACE Bermuda during the current quarter increased 49.3 percent to $121.2 million from $81.2 million for the same period last year. As discussed previously, increases in the tailored risk solutions division and the political risk division contributed to the increase in net premiums earned at ACE Bermuda during the current quarter. The increased participation in the Lloyd's syndicates managed by ACE Global Markets resulted in an increase in net premiums earned by ACE Global Markets during the current quarter of 39.2 percent compared to the same quarter last year. Tempest Re experienced a decrease in net premiums earned of 16.1 percent during the current quarter compared to the same quarter last year as a result of the decline in net premiums written. ACE USA and ACE International contributed $342.7 million and $350.2 million respectively to net premiums earned.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT'D)

Results of Operations - Three Months ended September 30, 1999 (cont'd)

===============================================================================
Net Investment Income             Three months ended              % Change
                                    September 30                    from
                                  1999           1998             Prior Year
                                  ----           ----            ----------
                                     (in millions)

Net investment income             $ 163.1       $  89.3               82.6%
                                =========    ==========            ========
===============================================================================


Net investment income increased to $163.1 million in the quarter compared to $89.3 million in the quarter ended September 30, 1998. This increase is primarily a result of a larger investable asset base resulting from the ACE INA Acquisition at the beginning of the current quarter.


===============================================================================
Net Realized Gains (Losses) on Investments              Three months ended
                                                           September 30
                                                        1999           1998
                                                        ----           ----
                                                           (in millions)

  Fixed maturities and short-term investments       $     (33.6)   $  22.9
  Equity securities                                         7.0       (1.0)
  Financial futures and option contracts                  (32.7)     (72.9)
  Other investments                                         1.0        0.0
  Currency                                                 (0.2)      (3.1)
                                                    -----------   --------
                                                    $     (58.5)   $ (54.1)
                                                    ============  ========
===============================================================================

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

Sales proceeds for fixed maturity securities were generally lower than their amortized cost during the quarter, which resulted in net realized losses of $33.6 million being recognized on fixed maturities and short-term investments compared with net realized gains of $22.9 million during the same period last year.

Positive returns in international equity markets resulted in net realized gains on sales of equity securities of $7.0 million in the third quarter of fiscal 1999 compared with net realized losses of $1.0 million in the third quarter of fiscal 1998.

Exposure to declining domestic equity markets through the Company's equity index futures contracts generated net realized losses of $32.6 million during the quarter. Fixed income futures contracts contributed $0.1 million to net realized losses. Net realized losses on financial futures and option contracts in the third quarter of fiscal 1998 of $72.9 million were generated primarily by losses recognized on equity futures contracts.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT'D)

Results of Operations - Three Months ended September 30, 1999 (cont'd)

===============================================================================
Combined Ratio
                                                        Three months ended
                                                           September 30
                                                       1999            1998
                                                       ----           -----

Loss and loss expense ratio                             66.4%          53.6%
Underwriting and administrative expense ratio           34.9%          49.7%
                                                     --------        -------

     Combined Ratio                                    101.3%         103.3%
                                                     ========        =======
===============================================================================

The underwriting results of a property and casualty insurer are discussed frequently by reference to its loss and loss expense ratio, underwriting and administrative expense ratio and combined ratio. Each ratio is derived by dividing the relevant expense amounts by net premiums earned. The combined ratio is the sum of the loss and loss expense ratio and the underwriting and administrative expense ratio. A combined ratio under 100 percent indicates underwriting income and a combined ratio exceeding 100 percent indicates underwriting losses.

Several aspects of the Company's operations, including the low frequency and high severity of losses in the high excess layers in certain lines of business in which the Company provides insurance and reinsurance, complicate the actuarial reserving techniques utilized by the Company. Management believes, however, that the Company's reserves for unpaid losses and loss expenses are adequate to cover the ultimate cost of losses and loss expenses incurred through September 30, 1999. Since such provisions are necessarily based on estimates, future developments may result in ultimate losses and loss expenses significantly greater or less than such amounts.

The combined ratio for the three months ended September 30, 1999 was 102.0 percent compared to 103.3 percent for the three months ended September 30, 1998. During the current quarter, the insurance and reinsurance markets sustained a large number of catastrophe losses including major earthquakes in Taiwan, Turkey, Greece and Mexico, Typhoon Bart in Japan and Hurricane Floyd in the U.S. Each of the Company's subsidiaries had combined ratios below 100 percent for the quarter including the catastrophe losses, except for ACE USA which had a combined ratio of 109.4 percent. The effect of these catastrophe losses on the Company during the quarter amounted to $34 million after tax. Excluding this effect, the loss and loss expense ratio would have been 61.7 percent and the combined ratio for the three months ended September 30, 1999 would have been 97.3 percent.

The underwriting and administrative expense ratio decreased to 35.6 percent for the quarter ended September 30, 1999 compared with 49.7 percent for the same quarter last year. The underwriting expense ratio increased to 14.5 percent from 10.8 percent for the current quarter primarily as a result of higher underwriting ratios at ACE INA. The administrative expense ratio decreased to 21.1 percent for the quarter ended September 30, 1999 compared with an administrative expense ratio of 38.8 percent for the same quarter last year. Included in the administrative expense ratio for the quarter ended September 30, 1998 are approximately $52 million of non-recurring and transaction related expenses with respect to the acquisition of Tarquin which was completed in July 1998. The Company recorded $6 million of non-recurring expenses in connection with the ACE INA acquisition during the current quarter. Excluding these non-recurring expenses, the administrative expense ratio would have been 20.5 percent and 19.0 percent in 1999 and 1998, respectively. These one time expenses include, for the most part, expenses related to the integration of the ACE USA operations, as well as one time expenses related to such items as policy holder notifications, reprinting policy forms and reprinting stationary. The Company has initiated several cost reduction initiatives at ACE INA. These include staff reductions at ACE INA, outsourcing the IT operations at ACE USA and consolidating numerous ACE USA field offices. The Company anticipates that the full financial effect of these changes will impact subsequent quarters.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT'D)


Results of Operations - Nine Months ended September 30, 1999 (cont'd)

===============================================================================
Premiums                                Nine months ended          % Change
                                          September 30                from
                                      1999               1998      Prior Year
                                      ----               ----      ----------
                                           (in millions)

  Gross premiums written:
   ACE Bermuda                    $    422.0       $     394.1         7.1%
   ACE Global Markets                  530.5             356.4        48.8%
   Tempest Re                          193.8             124.0        56.3%
   ACE USA                             880.7             160.2         N.M.
   ACE International                   462.0               0.0         N.M.
                                  ----------       -----------       ------
                                  $  2,489.0       $   1,034.7       140.6%
                                  ==========       ===========       ======
 Net premiums written:
  ACE Bermuda                     $    335.8       $     302.1        11.2%
  ACE Global Markets                   376.6             253.7        48.4%
  Tempest Re                           159.0              93.5        70.1%
  ACE USA                              440.6              78.5         N.M.
  ACE International                    331.8               0.0         N.M.
                                  ----------       -----------      -------
                                  $  1,643.8       $     727.8       125.9%
                                  ==========       ===========      =======
 Net premiums earned:
  ACE Bermuda                     $    390.1       $     280.2        39.2%
  ACE Global Markets                   289.0             217.1        33.1%
  Tempest Re                           116.5             123.2        (5.4)%
  ACE USA                              392.7              70.8         N.M.
  ACE International                    350.2               0.0         N.M.
                                  ----------       -----------      -------
                                  $  1,538.5       $     691.3       122.6%
                                  ==========       ============     =======

N.M. - not meaningful
===============================================================================

Gross premiums written for the nine months ended September 30, 1999 increased 140.6 percent to $2.5 billion compared with $1.0 billion for the same period last year. This increase is due primarily to the inclusion of the results of ACE INA during the current period. However, each of the Company's business units reported increases in gross premiums written during the current period compared with the corresponding period last year.

Gross premiums written at ACE Bermuda increased by 7.1 percent to $422 million for the nine months ended September 30, 1999 from $394.1 million reported for the same period last year. The majority of the premium growth over last year is attributed to significant increases in ACE Bermuda's tailored risk solutions and to new products covering political risk which offset the negative effects of a continuing soft market. The aviation and excess property divisions showed slight increases over the same nine month period last year. This growth was partially offset by declines in excess liability and the professional lines business due to continued market pressures. In addition, premiums in the satellite lines business during the nine month period decreased due to a reduction in launch activity and downward rate pressures.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT'D)

Results of Operations - Nine Months ended September 30, 1999 (cont'd)

ACE Global Markets recorded an increase in gross premiums written during the nine months ended September 30, 1999 of 48.8 percent to $530.5 million from $356.4 million recorded for the nine months ended September 30, 1998. This increase is due to the Company's increased participation in the Lloyd's syndicates under management. This upward trend will continue as the Company has increased its capacity on Syndicate 2488, its integrated Lloyd's underwriting vehicle, to 84 percent of total capacity for the 2000 year of account. The Company's focus for ACE Global Markets in 1999 has been to protect earnings by restructuring the broad portfolio of specialty business that it writes to both maximize available profitability and to lessen its exposure to less profitable lines. The non-marine market has seen rates stabilize over the nine months while the aviation's market has been in a state of flux with mixed results in both its renewals and rates. The marine division continues to experience very difficult market conditions. Continued industry consolidations exacerbate the existing rate reduction pressures and decreased business in the Lloyd's market.

Tempest Re is continuing to see opportunities to write new business at firmer rates in several areas. Gross premiums written at Tempest Re increased 56.3 percent to $193.8 million for the nine months ended September 30, 1999 from $124.0 million reported in the same period last year. The Company acquired CAT in April 1998 and therefore results for the comparative period include the results of CAT for six months compared to results for nine months for the current fiscal period. A few areas of business continue to see declines due to consolidation among the insureds. Overall, however, the competitive environment is less adverse than it has been in the last couple of years and Tempest Re expects moderate improvements in the future.

Gross premiums written at ACE USA increased to $880.7 million for the nine months ended September 30, 1999 from $160.2 million reported in the same period last year, an increase of 449.8 percent. This increase is due primarily to the inclusion of the results of the new business purchased in July 1999. ACE International's results reflect the three month period ended September
30, 1999 and are reviewed under the three month results discussion.

Net premiums written increased by $916.0 million to $1.6 billion for the nine month period ended September 30, 1999 compared to $727.8 million for the nine month period ended September 30, 1998, an increase of 125.9 percent. As with gross premiums written, the increase is due primarily to the inclusion of the results of the newly acquired ACE INA business although increases were experienced in all business units. Net premiums written by ACE Bermuda increased by 11.2 percent in the period compared to the same period last year, the result primarily of increases in the net premiums written in the tailored risk solutions division and the excess property division. The Company's increased participation in the Lloyd's syndicates managed by ACE Global Markets resulted in an increase in net premiums written for that segment of $122.9 million or 48.4 percent.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT'D)

Results of Operations - Nine Months ended September 30, 1999 (cont'd)

Net premiums earned increased by $847.2 million to $1.5 billion compared to $691.3 million last year, an increase of 122.6 percent. As with gross premiums written and net premiums written, the increase is due primarily to the inclusion of the results of the newly acquired ACE INA business. ACE Bermuda, ACE Global Markets and Tempest Re experienced increases in net premiums earned during the period as well, as discussed for both gross and net premiums written. The tailored risk solutions division at ACE Bermuda contributed significantly to the increase due to the commutation of a tailored risk solutions contract and the writing of significant contracts during the period which generated immediate one time earnings.

===============================================================================
Net Investment Income                Nine months ended              % Change
                                       September 30                   from
                                     1999          1998             Prior Year
                                     ----          ----             ----------
                                        (in millions)


  Net investment income           $   334.3    $   260.6                28.3%
                                  =========    =========             ========
===============================================================================

Net investment income increased by $73.7 million in the current period, as compared with the nine month period ended September 30, 1998. The primary reason for this is an increase in the size of investment assets due to the CAT and the ACE INA acquisitions. The previous period includes the results of CAT for only six months following its acquisition on April 1, 1998 compared to results for the full nine months of the current fiscal period, and ACE INA results are included for the first time this quarter.

===============================================================================
Net Realized Gains (Losses) on Investments              Nine months ended
                                                          September 30
                                                    1999               1998
                                                    ----               ----
                                                          (in millions)

 Fixed maturities and short-term investments    $   (65.2)         $   36.9
 Equity securities                                   35.8             161.2
 Financial futures and option contracts              16.9             (18.0)
 Other investments                                    1.7               0.0
 Currency                                            (5.1)            (19.2)
                                                ----------         ---------
                                                $   (15.9)         $  160.9
                                                ==========         =========
===============================================================================

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT'D)

Results of Operations - Nine Months ended September 30, 1999 (cont'd)

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

Sales proceeds for fixed maturity securities were generally lower than their amortized cost during the period. This resulted in net realized losses of $65.2 million being recognized on fixed maturities and short-term investments during the nine months ended September 30, 1999 compared to net realized gains of $36.9 million for the same period last year.

Positive returns in the international equity markets contributed to net realized gains on the sale of equity securities of $35.8 million in the first nine months of fiscal 1999, compared with gains of $161.2 million for the same period last year. The liquidation of two domestic stock portfolios and the sale of a portion of the non-U.S. dollar equity securities contributed significantly to the net realized gains on sales of equity securities in the first nine months of fiscal 1998.

Certain of the Company's external managers of fixed income securities use fixed income futures contracts to manage duration exposure, and losses of $16.0 million were recognized on these during the nine months ended
September 30, 1999. Net realized gains generated by the Company's equity index futures contracts amounted to $32.9 million during the period. Total net realized gains attributable to the financial futures and option contracts amounted to $16.9 million, compared to losses of $18.0 million in the nine month period ended September 30, 1998.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT'D)

Results of Operations - Nine Months ended September 30, 1999 (cont'd)

===============================================================================
Combined Ratio
                                                        Nine months ended
                                                          September 30
                                                     1999              1998
                                                     ----              ----

  Loss and loss expense ratio                         67.9%           57.3%
  Underwriting and administrative expense ratio       32.5%           32.9%
                                                  --------         -------
  Combined Ratio                                     100.4%           90.2%
                                                   ========         =======
===============================================================================

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

Several aspects of the Company's operations, including the low frequency and high severity of losses in the high excess layers in certain lines of business in which the Company provides insurance and reinsurance, complicate the actuarial reserving techniques utilized by the Company. Management believes, however, that the Company's reserves for unpaid losses and loss expenses are adequate to cover the ultimate cost of losses and loss expenses incurred through September 30, 1999. Since such provisions are necessarily based on estimates, future developments may result in ultimate losses and loss expenses significantly greater or less than such amounts.

The combined ratio for the nine month period was 100.4 percent compared to
90.2 percent in 1998. There have been several significant catastrophes during the nine month period ended September 30, 1999. In April 1999, a hailstorm caused extensive damage in New South Wales, Australia. In early May 1999, several tornadoes struck the United States, resulting in significant loss of lives, as well as substantial property damage. From July to September 1999, there were major earthquakes in Taiwan, Turkey, Greece and Mexico, a typhoon in Japan and Hurricane Floyd in the U.S. The effect of these catastrophe losses on the Company during the nine month period was $89 million. Excluding the effect of these significant catastrophes, the loss and loss expense ratio for the nine months ended September 30, 1999 would have been 62.2 percent and the combined ratio would have been 94.7 percent. Also, in the quarter ended June 30, 1999 ACE Bermuda recorded a large tailored risk solutions contract that was booked at a very high loss ratio.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT'D)

Results of Operations - Nine Months ended September 30, 1999 (cont'd)

The underwriting and administrative expense ratio remained relatively flat at 32.5 percent for the nine months ended September 30, 1999 compared with
32.9 percent for the same period last year. The underwriting expense ratio for the nine months ended September 30, 1999 was 13.2 percent compared to
11.7 percent for the same period in 1998. The administrative expense ratio decreased to 19.3 percent for the current nine month period compared to
21.2 percent in for the same period last year. Excluding the non-recurring expenses in 1999 and 1998 discussed previously, the administrative expense ratio would have been 18.9 percent in 1999 and 14.5 percent in 1998. The increase in administrative expenses is partly due to the costs associated with the continued growth and diversification of the ACE Group and the higher operating expenses of the ACE INA group. Other factors contributing to the increased administrative expenses are the Company's activities during 1999 to establish the ACE brand on a global basis through an integrated communications program. The Company has initiated several cost reduction initiatives at ACE INA. These include staff reductions at ACE INA, outsourcing the IT operations at ACE USA and consolidating numerous ACE USA filed offices. The Company anticipates that the full financial effect of these changes will impact subsequent quarters.


LIQUIDITY AND CAPITAL RESOURCES

As a holding company, ACE's assets consist primarily of the stock of its subsidiaries as well as other investments. In addition to investment income, its cash flows currently depend primarily on dividends or other statutorily permissible payments from its Bermuda-based operating subsidiaries (the "Bermuda subsidiaries"). There are currently no legal restrictions on the payment of dividends from retained earnings by the Bermuda subsidiaries as the minimum statutory capital and surplus requirements are satisfied by the share capital and additional paid-in capital of each of the Bermuda subsidiaries. However, the payment of dividends or other statutorily permissible distributions by the Bermuda subsidiaries is subject to the need to maintain shareholder's equity at a level adequate to support the level of insurance and reinsurance operations. During the nine months ended September 30, 1999, ACE Bermuda and Tempest Re declared dividends of $650 million and $300 million, respectively. The majority of these funds were used to complete the ACE INA Acquisition.

The payment of any dividends from the Company's UK subsidiaries would be subject to applicable United Kingdom insurance law including those promulgated by the Society of Lloyd's. No dividends were received from ACE Global Markets during fiscal 1998 or during the first nine months of fiscal 1999 and the Company does not anticipate receiving dividends from ACE Global Markets during the remainder of fiscal 1999. ACE INA has issued debt to provide partial financing for the ACE INA Acquisition and for other operating needs. Cash flow requirements to service this debt are expected to be met by upstreaming dividend payments from ACE INA's insurance subsidiaries. Under various U.S. insurance laws to which ACE INA's U.S. insurance subsidiaries are subject, ACE INA's U.S. insurance subsidiaries may pay a dividend only from earned surplus subject to the maintenance of a minimum capital requirement, without prior regulatory approval. No dividends have been received from ACE INA through September 30, 1999.

The Company's consolidated sources of funds consist primarily of net premiums written, investment income, and proceeds from sales and maturities of investments. Funds are used primarily to pay claims, operating expenses and dividends and for the purchase of investments.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT'D)

LIQUIDITY  AND CAPITAL RESOURCES (Cont'd)

The Company's insurance and reinsurance operations provide liquidity in that premiums are normally received substantially in advance of the time claims are paid. For the nine months ended September 30, 1999, the Company's consolidated net cash flow from operating activities was $(285.4) million, compared with $(51.9) million for the nine months ended September 30, 1998. Cash flows are affected by claim payments, which due to the nature of the Company's operations, may comprise large loss payments on a limited number of claims and therefore can fluctuate significantly from year to year. The irregular timing of these loss payments, for which the source of cash can be from operations, available net credit facilities or routine sales of investments, can create significant variations in cash flows from operations between periods. For the nine month periods ended September 30, 1999 and 1998, net loss and loss expense payments amounted to $1.5 billion and $457.4 million respectively. Net loss and loss expense payments amounted to $583.8 million, $421.9 million and $115.0 million for the twelve months ended September 30, 1998, 1997 and 1996, respectively, of which approximately $120 million and $250 million in fiscal 1998 and 1997, respectively, related to breast implant payments.

A number of the Company's insureds have given notice of claims relating to breast implants or related components or raw material thereof that had been produced and/or sold by such insureds. The Company has made payments to date of approximately $610 million with respect to breast implant claims, which include payments of $140 million made during the nine months ended September 30, 1999. These payments are made pursuant to agreements reached with most of the Company's significant breast implant insureds. Those agreements have the effect of limiting the Company's exposure to breast implant claims related to those insureds to amounts which were anticipated in the Company's loss reserves. Although uncertainties concerning the ultimate amount of the Company's financial exposure to breast implant claims continue to exist, the Company believes that the possibility of a material financial impact in the future as a result of breast implant claims is unlikely.

The Company maintains loss reserves for the estimated unpaid ultimate liability for losses and loss expenses under the terms of its policies and agreements. The reserve for unpaid losses and loss expenses of $17.2 billion at September 30, 1999 includes $9.1 billion of case and loss expense reserves. While the Company believes that its reserve for unpaid losses and loss expenses at September 30, 1999 is adequate, future developments may result in ultimate losses and loss expenses significantly greater or less than the reserve provided.

At September 30, 1999, total investments and cash amounted to approximately $11.9 billion, compared to $6.2 billion at December 31, 1998. The increase is due primarily to the inclusion of ACE INA's cash and investments portfolio of $7.2 billion acquired by the company on July 2, 1999. The Company used $1.0 billion of available cash and investments in the ACE INA acquisition. The Company's investment portfolio is structured to provide a high level of liquidity to meet insurance related or other obligations. The consolidated investment portfolio is externally managed by independent professional investment managers and is invested in high quality investment grade marketable fixed income and equity securities, the majority of which trade in active, liquid markets. The Company believes that its cash balances, cash flow from operations, routine sales of investments and the liquidity provided by its credit facilities (discussed below) are adequate to allow the Company to pay claims within the time periods required under its policies.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT'D)

LIQUIDITY AND CAPITAL RESOURCES (Cont'd)

In December 1997, the Company arranged certain syndicated credit facilities. J.P. Morgan Securities, Inc. and Mellon Bank N.A. acted as co-arrangers in the arranging, structuring and syndication of these facilities. During fiscal 1999 each of the facilities under this arrangement have been cancelled and replaced as discussed below. The facilities provided:

o A $200 million 364-day revolving credit facility and a $200 million five-year revolving credit facility which together made up a combined $400 million committed, uncollateralized syndicated revolving credit facility. The five-year revolving credit facility had a $150 million letter of credit ("LOC") sub-limit. A new multi-year liquidity facility has been arranged as an additional part of the new syndicated credit facilities discussed below. As of September 30, 1999 these conditions have been met and the limit on this facility is now $500 million.

o A syndicated fully collateralized five-year LOC facility totaling approximately (pounds)154 million ($262 million) which was used to fulfill the requirements of Lloyd's to support underwriting capacity on Lloyd's syndicates in which the Company participates. As discussed below, this facility was replaced on November 27, 1998.

o A syndicated $250 million seven-year amortizing term loan facility, which was used on January 2, 1998 to partially finance the acquisition of ACE USA. The interest rate on the term loan was LIBOR plus an applicable spread. As discussed below, this term loan was refinanced on October 27, 1998.

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

In November 1998, the Company arranged a syndicated, partially collateralized, five-year LOC facility in the amount of (pounds)270 million (approximately $450 million) to fulfill the requirements of Lloyd's for the 1999 year of account. This facility was arranged by Citibank N.A., with ING Barings and Barclays Bank PLC acting as co-arrangers, and replaced the facility arranged in December 1997. This LOC facility requires that the Company and/or certain of its subsidiaries continue to maintain certain covenants, including a minimum consolidated tangible net worth covenant and a maximum leverage covenant. On June 30, 1999, certain terms of this LOC facility were renegotiated and the facility is now uncollateralized. The Company expects to renew this facility towards the end of November 1999 to fulfill the requirements of Lloyd's for the 2000 year of account.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT'D)

LIQUIDITY AND CAPITAL RESOURCES (Cont'd)

As previously noted, on July 2, 1999, the Company completed the ACE INA Acquisition for $3.45 billion in cash. The Company financed the transaction as follows:

(a)  $1.025 billion of available cash;

(b) $400 million from a hybrid trust preferred security. The interest rate on this security is LIBOR plus 125 basis points. ACE simultaneously entered into an agreement relating to the future issuance of $400 million of ACE ordinary shares in a public offering prior to June 30, 2002;

(c) and the remainder with commercial paper issuance with a current annualized cost of in the range of 5.3 - 6.2 percent. The commercial paper offerings are backed by line of credit facilities, which were arranged in connection with the ACE INA Acquisition.


In August 1999 commercial paper outstanding in (c) above was reduced by using the net proceeds of the senior debt issued, which amounted to $794 million.

Ultimately, it is anticipated that the balance of the commercial paper it noted in (c) above will be replaced with a combination of newly issued ACE ordinary shares, senior debt and trust preferred securities at the time when ACE considers market conditions to be most suitable for issuance. The Company and certain of its subsidiaries and related trusts have an effective shelf registration statement covering up to $3.2 billion of equity and debt securities that may be issued from time to time.

In June 1999, the Company arranged certain syndicated credit facilities. Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities Inc. acted as lead arranger and co-arranger respectively and assisted in the arranging, structuring and syndication of these credit facilities. Each facility requires that the Company and/or certain of its subsidiaries maintain specific covenants, including a consolidated tangible net worth covenant and a maximum leverage covenant. The facilities provide:

o A $750 million, 364-day revolving credit facility with ACE Limited, ACE Bermuda Insurance Ltd., Tempest Reinsurance Company Limited and ACE INA Holdings Inc. ("ACE INA") as borrowers and guarantors. The initial purpose of this facility was to provide interim financing for the ACE INA Acquisition. However, after certain conditions are met, up to $500 million of this facility could remain in place for general corporate purposes. As of September 30, 1999 these conditions have been met and the limit on this facility had been reduced to $500 million.

o. A $250 million, five-year revolving credit facility with ACE Limited, ACE Bermuda Insurance Ltd., Tempest Reinsurance Company Limited and ACE INA Holdings Inc. as borrowers and guarantors. This facility is for general corporate purposes and has a letter of credit sub-limit of $250 million.

o A $2.05 billion, 364-day revolving credit facility with a one-year term out option with ACE INA Holdings Inc. as borrower and ACE Limited, ACE Bermuda Insurance Ltd. and Tempest Reinsurance
         Company Limited as guarantors. This facility was arranged to provide interim financing for the ACE INA Acquisition. As of September 30, 1999, $881 million remains available under this facility.
                                       35

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT'D)

LIQUIDITY AND CAPITAL RESOURCES (Cont'd)

In June 1999, the Company arranged certain commercial paper programs for ACE Limited and ACE INA Holdings Inc. The programs use the above facilities as recourse facilities and provide for up to $750 million in commercial paper issuance for ACE Limited and up to $2.05 billion in commercial paper issuance for ACE INA Holdings Inc. On July 2, 1999, $425 million and $1.65 billion were drawn down under these programs by ACE Limited and ACE INA Holdings Inc. respectively to partially finance the ACE INA Acquisition. At September 30, 1999 the balances under these programs were $425 million and $855 million respectively.

In June 1999, ACE INA Holdings Inc. arranged a short-term money market facility in the amount of $225 million for general corporate purposes. This facility is guaranteed by the Company and/or certain of its subsidiaries and requires that the Company and/or certain of its subsidiaries maintain specific covenants, including a consolidated tangible net worth covenant and a maximum leverage covenant. At September 30, 1999 $169 million of this facility was utilized. In November 1999, this facility was cancelled and repaid with proceeds from the commercial paper programs described in
Note 8 to the unaudited financial statements.

Tempest Re also maintains an uncollateralized, syndicated revolving credit facility in the amount of $72.5 million. At September 30, 1999, no amounts have been drawn down under this facility. The facility requires that Tempest Re comply with specific covenants. ACE Limited added its guarantee to this facility in June 1999.

As discussed above, on October 26, 1999, ACE and Capital Re entered into an amended and restated merger agreement. This agreement replaced the Agreement and Plan of Amalgamation entered into by ACE and Capital Re on June 10, 1999. Under the new agreement, Capital Re stockholders will receive 0.65 ordinary shares of ACE for each share of common stock of Capital Re at closing plus a cash payment equal to the difference between the market value (as defined in the agreement) of 0.65 of an ACE ordinary share and $14.00. In no event will the cash payment be less than $1.30 (approximately $41 million in the aggregate) or more than $4.68 ($150 million in the aggregate) per share of Capital Re stock. Subject to SEC review, it is hoped that the transaction will be completed before the end of calendar 1999, subject to customary closing conditions, including approval of the merger by Capital Re's shareholders.

The use of $1.025 billion of available cash from the Bermuda companies' investment portfolios will result in reduced investment income from the Bermuda operations. It is anticipated that the commercial paper issued by the Company, which may be rolled over from time to time, could ultimately be repaid with proceeds from the issuance of the ACE ordinary shares, from internal funds or from proceeds of the senior debt and trust preferred securities when issued. Payments on both the senior debt and the trust preferred securities, which were issued by ACE INA will be tax deductible.

The majority of markets in which the Company currently operates are experiencing softness in pricing and expanding coverage terms. This may result in reduced premium volumes and to some extent increases in the combined ratios. The Company continues to maintain its underwriting discipline in these markets and focus on profitable underwriting. This underwriting discipline together with the Company's increased use of reinsurance may result in lower underwriting and operating income for the Company's current books of business if the current insurance market environment remains unchanged. The Company anticipates that the impact of this situation, if unchanged, will be lower operating income than the level otherwise expected from our current books of business for the remainder of fiscal 1999 and fiscal 2000.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT'D)

LIQUIDITY AND CAPITAL RESOURCES (Cont'd)

On October 16, 1998, January 15, 1999, and April 16, 1999, the Company paid quarterly dividends of 9 cents per share to shareholders of record on September 30, 1998, December 15, 1998 and March 31, 1999. On July 16, 1999 and October 15, 1999, the Company paid quarterly dividends of 11 cents per share to shareholders of record on June 30, 1999 and September 30, 1999. The declaration and payment of future dividends is at the discretion of the Board of Directors and will be dependent upon the profits and financial requirements of the Company and other factors, including legal restrictions on the payment of dividends and such other factors as the Board of Directors deems relevant.

Fully diluted book value per share was $19.72 at September 30, 1999, compared with $20.18 at December 31, 1998.

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

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT'D)

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

The Company's Year 2000 project is divided into four sections:
Underwriting; Information Technology; Trading Partners; and Physical Plant. The project is substantially complete, although certain activities, notably the monitoring of trading partners, the continuation of prudent underwriting and the refinement and possible invocation of contingency plans will continue until December 31, 1999 and beyond.

The Year 2000 projects of those parts of CIGNA acquired by ACE on July 2, 1999 have now been incorporated into ACE's Year 2000 project.


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

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT'D)

IMPACT OF THE YEAR 2000 ISSUE (cont'd)

Information Technology

Each ACE subsidiary has a plan intended to ensure that all information technology components such as hardware, software and network equipment that will be in use in the Year 2000 (and beyond) for use by any business-critical function will not suffer from the Year 2000 problem. Inventories were prepared of all such components, and appropriate action was decided. By September 30, 1999 almost all of these actions had been completed. ACE's management anticipates no difficulty in finalizing those few remaining activities before the end of 1999.

With only one exception all business-critical applications in the ACE Group are now Year-2000 compliant. A compliant vendor product will replace the non-compliant application which performs a reporting function. This replacement is expected to be in production prior to the potential failure date of the non-compliant application.

Testing of hardware and network components is virtually complete, although a few minor items remain outstanding. Testing of other software, such as operating systems and PC desktop applications is almost complete, though in a few cases the Company is relying on assurances from established software manufacturers that their systems will process correctly.

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

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT'D)

IMPACT OF THE YEAR 2000 ISSUE (cont'd)

All material trading partners and those vendors and service providers connected with physical plant were inventoried and questionnaires were sent to them soliciting information about their Year 2000 readiness. Responses have now been provided in almost all cases, ACE has assessed those responses that have been forthcoming. Most of these responses appear to give evidence of satisfactory progress and a few do not. In those cases where additional follow-up fails to provide satisfactory responses, contingency plans are now in place to minimize the effect of potential failure of a trading partner.

Costs

The total cost of the Year 2000 project is not expected to be material to the Company's financial position. The original estimated cost was approximately $6.55 million, which includes approximately $2.55 million representing the additional cost associated with the absorption of ACE INA. Total expenditure to date on the whole project is approximately $2.45 million. Although some of the unused budget will be used for settling expected expenses for making IT systems Year 2000 compliant, and some may be used for execution of actions in contingency plans, it now appears that the project will be completed well within its originally estimated cost.

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

The Company has prepared contingency plans to address various identified risks associated with the Year 2000. These plans were substantially complete by July 31, 1999, but will continue to be updated and refined throughout the remainder of 1999.

                                ACE LIMITED
                        PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------
1)   Exhibits

     10.1 ACE Limited 1999 Replacement Long Term Incentive Plan*

     27   Financial Data Schedule

*Management Contract or Compensation Plan

2)   Reports on Form 8-K A

     The Company filed a Form 8-K current report and a Form 8-KA current report (date of earliest event reported: July 2, 1999) pertaining to the completion of the acquisition of the U.S. domestic and international property and casualty insurance businesses of CIGNA Corporation submitting unaudited pro-forma financial information for the business combination.

                                 SIGNATURES
                                 ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                    ACE LIMITED
                                         -------------------------------------




November 15, 1999                             /S/   Brian Duperreault
                                         -------------------------------------
                                                    Brian Duperreault
                                             Chairman, President and Chief
                                                   Executive Officer




November 15, 1999                             /S/  Robert Blee
                                         -------------------------------------
                                                  Robert Blee
                                              Chief Accounting Officer

                               EXHIBIT INDEX
                               -------------



Exhibit                                                              Numbered
Number          Description                                          Page
-------         -----------                                          --------

10.1       ACE Limited 1999 Replacement Long Term Incentive Plan*

27         Financial Data Schedule

*Management Contract or Compensation Plan