Form 10-K
period 1999-12-31
ACE LTD
filed 2000-03-29
CIK 896159

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT
   OF 1934

                  For the fiscal year ended December 31, 1999

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                          Commission File No. 1-11778

                                ----------------

                                  ACE LIMITED
             (Exact name of registrant as specified in its charter)

            Cayman Islands                          98-0091805
   (Jurisdiction of Incorporation)     (I.R.S. Employer Identification No.)

                                The ACE Building
                              30 Woodbourne Avenue
                                 Hamilton HM 08
                                    Bermuda
                                 (441) 295-5200
   (Address, including zip code, and telephone number,including area code, of registrant's principal executive offices)

                                ----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                            Name of Exchange
            Title of Each Class                            on which Registered
            -------------------                            -------------------
   Ordinary Shares, par value $0.041666667 per share     New York Stock Exchange
   ACE Capital Trust I 8.875 percent Trust Originated
   Preferred Securities mature 2029                      New York Stock Exchange
   Capital Re LLC 7.65 percent Trust Preferred
   Securities mature 2044                                New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                      None

                                ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   As of March 23, 2000, there were 217,447,254 Ordinary Shares par value $0.041666667 of the Registrant outstanding and the aggregate market value of voting stock held by non-affiliates at such date was approximately $3.85 billion. For the purposes of this computation, shares held by directors (and shares held by any entities in which they serve as officers) and officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Certain portions of registrant's definitive proxy statement relating to its Annual General Meeting of Shareholders scheduled to be held on June 9, 2000, are incorporated by reference into Part III of this report and certain portions of the 1999 Annual Report to Shareholders are incorporated by reference into Parts II and IV of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  ACE LIMITED

                                 INDEX TO 10-K

                                                                          Page
                                                                          ----


                                     PART I

 Item 1.  Business......................................................    1

 Item 2.  Properties....................................................   24

 Item 3.  Legal Proceedings.............................................   24

 Item 4.  Submission of Matters to a Vote of Security Holders...........   24


                                    PART II

                 Market for the Registrant's Ordinary Shares and Related
 Item 5.  Stockholder Matters...........................................   27

 Item 6.  Selected Financial Data.......................................   28

           Management's Discussion and Analysis of Results of Operations
 Item 7.  and Financial Condition ......................................   28

 Item 7A  Quantitative and Qualitative Disclosures about Market Risk....   28

 Item 8.  Financial Statements and Supplementary Data ..................   28

             Changes in and Disagreements with Accountants on Accounting
 Item 9.  and Financial Disclosure......................................   28


                                    PART III

 Item 10. Directors and Executive Officers of the Registrant............   29

 Item 11. Executive Compensation........................................   29

                     Security Ownership of Certain Beneficial Owners and
 Item 12. Management....................................................   29

 Item 13. Certain Relationships and Related Transactions................   29


                                    PART IV

           Exhibits, Financial Statements, Schedules and Reports on Form
 Item 14. 8-K ..........................................................   30


                                     PART I

Item 1. Business

Safe Harbor Disclosure

   The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Any written or oral statements made by or on behalf of the Company may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors (which are described in more detail elsewhere herein and in documents filed by the Company with the Securities and Exchange Commission) include, but are not limited to, (i) uncertainties relating to government and regulatory policies (such as subjecting the Company to insurance regulation or taxation in additional jurisdictions or amending or revoking or enacting any laws, regulations or treaties affecting the Company's current operations), (ii) the occurrence of catastrophic events or other insured or reinsured events with a frequency or severity exceeding the Company's estimates, (iii) legal developments, (iv) the uncertainties of the loss reserving process including the difficulties associated with assessing environmental and latent injuries,
(v) the actual amount of new and renewal business and market acceptance of expansion plans, (vi) loss of the services of any of the Company's executive officers, (vii) changing rates of inflation and other economic conditions,
(viii) losses due to foreign currency exchange rate fluctuations, (ix) ability to collect reinsurance recoverables, (x) the competitive environment in which the Company operates, related trends and associated pricing pressures and developments, (xi) the impact of mergers and acquisitions, including the ability to successfully integrate acquired businesses and achieve cost savings, competing demands for ACE's capital and the risk of undisclosed liabilities,
(xii) the impact of Year 2000 related issues, (xiii) developments in global financial markets which could affect the Company's investment portfolio and financing plans, and (xiv) risks associated with the introduction of new products and services. The words "believe", "anticipate", "estimate", "project", "plan", "expect", "intend", "hope", "will likely result" or "will continue" and variations thereof and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

General

   ACE Limited ("ACE") is a holding company incorporated with limited liability under the Cayman Islands Companies Law. ACE maintains its business office in Bermuda. ACE, through its various subsidiaries, provides a broad range of insurance and reinsurance products to insureds in the United States and almost 50 other countries. In addition, ACE, through ACE Global Markets, provides funds at Lloyd's, primarily in the form of letters of credit, to support underwriting capacity for Lloyd's syndicates managed by Lloyd's managing agencies which are indirect wholly owned subsidiaries of ACE. At December 31, 1999, the Company had total assets of $30.1 billion and shareholders' equity of $4.5 billion. The Company derives its revenue principally from premiums, fees and investment income. ACE operates through six main business segments: ACE Bermuda, ACE Global Markets, ACE Global Reinsurance, ACE USA, ACE International and ACE Financial Services. ACE USA principally includes the domestic U.S. business of ACE INA which was acquired on July 2, 1999 and ACE US Holdings which was acquired on January 2, 1998 ("ACE US Holdings"). Unless the context otherwise indicates, the term "Company" refers to one or more of ACE and its consolidated subsidiaries.

   The Company's long-term business strategy focuses on achieving underwriting profits and providing value to its clients and shareholders through the utilization of its growing capital base within the insurance and reinsurance markets. As part of this strategy, the Company has continued to review and expand, where appropriate, its product portfolio. In addition, the Company has made a number of strategic acquisitions and entered into strategic alliances to diversify its product lines, both geographically and by product type.

Acquisitions

   The Company acquired Corporate Officers & Directors Assurance ("CODA") in 1993 which provides professional lines insurance.

   The Company continued its strategic diversification with the acquisition in March 1996 of Methuen Group Limited ("Methuen"), the holding company for Methuen Underwriting Limited, and in July 1996 of Tempest Reinsurance Company Limited ("Tempest Re"), a leading Bermuda-based property catastrophe reinsurer. The short-tail nature of the property catastrophe business and shorter loss payout patterns complemented the generally longer-tail nature of the Company's other product lines. Also in November 1996, the Company acquired Ockham Worldwide Holdings plc which was renamed ACE London Holdings Limited ("ACE London").

   In March 1997, the Company, together with two other insurance companies, formed Sovereign Risk Insurance Limited ("Sovereign"), a Bermuda-based managing general agency, to provide underwriting services to the three organizations for political risk insurance coverage. Sovereign issues subscription policies with the Company assuming 50 percent of each risk underwritten. In 1999, ACE Bermuda and one of the other investors bought out the third investor.

   In January 1995, the Company formed ACE European Markets Reinsurance Limited (formerly ACE Reinsurance Company Europe Limited) ("AEMRL"). In September 1997, AEMRL formed ACE European Markets Insurance Limited (formerly ACE Insurance Company Europe Limited) ("AEMIL"). Both companies operate in the International Financial Services Centre in Dublin, Ireland. Additionally, AEMIL has an insurance license to write all 18 classes of non-life insurance in all member states of the European Union. Both companies provide flexibility mainly to European corporations that wish to access the Company's products using different structures.

   On January 2, 1998, the Company, through a U.S. holding company, ACE US Holdings, acquired the Westchester Specialty Group. In connection with the acquisition, National Indemnity Company, a subsidiary of Berkshire Hathaway Inc., provided $750 million (75 percent quota share of $1 billion) of reinsurance protection to ACE US Holdings with respect to its loss reserves for the 1996 and prior accident years.

   On April 1, 1998, the Company acquired CAT Limited ("CAT"), a privately held, Bermuda-based property catastrophe reinsurer. This acquisition increased the Company's already significant participation in the international property catastrophe reinsurance market.

   On July 9, 1998, the Company acquired Tarquin Limited ("Tarquin"), a UK-based holding company which owns Lloyd's managing agency Charman Underwriting Agencies Ltd. ("CUAL") and Tarquin Underwriting Limited, its corporate capital provider. The CUAL managed syndicates, 488 and 2488, are leading international underwriters of short-tail marine, aviation, political risk and specialty property-casualty insurance and reinsurance.

   On July 2, 1999, the Company acquired the international and domestic property and casualty businesses of CIGNA Corporation ("CIGNA"). Under the terms of the agreement the Company, through a U.S. holding company, ACE INA Holdings Inc. ("ACE INA"), acquired CIGNA's domestic property and casualty insurance operations including its run-off business and also its international property and casualty insurance companies and branches, including most of the accident and health business written through those companies. In connection with the acquisition CIGNA agreed to provide a guarantee to ACE to indemnify against unanticipated increases in recorded reserves for losses and loss adjustment expenses of certain subsidiaries being acquired by ACE. CIGNA had the option to replace its guarantee with reinsurance obtained from a mutually agreed upon third party reinsurer. CIGNA exercised this option and replaced its guarantee with reinsurance by directing certain subsidiaries being acquired to transfer $1.25 billion of investments to National Indemnity Company, a subsidiary of Berkshire Hathaway Inc., for aggregate coverage of $2.5 billion.

   On December 30, 1999, the Company completed the acquisition of Capital Re Corporation. Following the acquisition, Capital Re Corporation was renamed ACE Financial Services Inc. and is refered to herein as Capital Re or ACE Financial Services. This transaction added significant depth and expertise to ACE's financial reinsurance capabilities and represents a strategic complement to the Company's diversified portfolio by fully establishing ACE as a key financial guaranty reinsurer.

Information about Segments

   Presentation The business segments presented in this document have been determined under the Statement of Financial Accounting Standard No 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") which was adopted by the Company as of December 31, 1999. SFAS 131 established new standards for defining how operating segments are determined. Prior period information has been restated based on the new requirements.

   Competition Competitive forces in the international property and casualty insurance and reinsurance business are substantial. Results are a function of underwriting and investment performance, direct costs associated with the delivery of insurance products, including the costs of regulation, the frequency and severity of both natural and man-made disasters, as well as inflation (actual, social and judicial), which impact loss costs. Decisions made by insurers concerning their mix of business (offering certain types of coverage but declining to write other types), their methods of operations and the quality and allocation of their assets (including any reinsurance recoverable balances) will all affect their competitive position. The relative size and reputation of insurers may influence purchasing decisions of present and prospective customers and will contribute to both geographic and industrial sector market penetration. Oversupply of available capital has historically had the effect of encouraging competition and depressing prices. The Company's competitive position in the property and casualty insurance industry is influenced by all of these factors. Individual competitive information by segment is presented in the segment presentations.

   Ratings The Company and its subsidiaries are rated by internationally recognized rating agencies. While the significance of individual ratings varies among agencies, companies assigned ratings at the top end of the range have, in the opinion of the rating agency, the strongest capacity for repayment of debt or payment of claims, while companies at the bottom end of the range have the weakest capacity.

   Insurance ratings represent the opinions of the rating agencies on the financial strength of a company and its capacity to meet the obligations of insurance policies. These ratings are based upon factors relevant to policyholders, agents and intermediaries and are not directed toward the protection of investors. Such ratings are not recommendations to buy, sell or hold securities. The individual segments insurance ratings are included in the segment discussions.

   Debt ratings include ratings for short-term and long-term debt as well as preferred stock. These ratings are assessments of the likelihood that the Company will make timely payments of principal and interest as well as preferred stock dividends.

   As of December 31, 1999, ACE's senior debt ratings included Moody's at "A2" ("Upper Medium Grade"), Standard and Poor's "A-" ("Strong") and A.M. Best at "a" ("Strong"). ACE's commercial paper ratings included Moody's at "P-1" ("Superior"), Standard and Poor's at "A-2" ("Satisfactory") and Fitch IBCA at "F-1" ("Highest Credit Quality"). ACE's preferred stock ratings included Moody's at "a2" ("Upper Medium Grade"), Standard and Poor's at "BBB" ("Adequate Capacity") and A.M. Best at "a-" ("Strong").

   To reflect the acquisition of ACE Financial Services, on January 4, 2000 S&P and Moody's lowered the debt ratings and the preferred stock ratings of ACE Financial Services to mirror those of ACE. S&P lowered its senior debt rating to "A-" from "A" and lowered its preferred stock rating from "BBB+" to "BBB". Both S&P ratings were also removed from Credit Watch. Moody's lowered ACE Financial Services senior debt rating from "A1" to "A2" and lowered its preferred stock rating from "a1" to "a2". Both Moody's ratings were removed from review for possible downgrade.

   Segment Analysis of Gross Premiums Written--The following table sets forth an analysis of gross premiums written by segment for the year ended December 31, 1999 and for each of the years ended September 30, 1998 and 1997:

                           For the Year Ended December 31, 1999 and the years
                                   ended September 30, 1998 and 1997
                          ----------------------------------------------------
                          December         September         September
                            1999             1998              1997
                           Gross             Gross             Gross
                          Premiums         Premiums          Premiums
                          Written  Percent  Written  Percent  Written  Percent
                          -------- ------- --------- ------- --------- -------
                                     (in millions of U.S. dollars)
ACE Bermuda..............  $  553     14%   $  520      42%    $527       55%
ACE Global Markets(1)....     635     16%      438      35%     316       33%
ACE Global
 Reinsurance(2)..........     182      5%      124      10%     116       12%
ACE USA(3)...............   1,567     41%      160      13%      -        -
ACE International(4).....     932     24%      -        -        -        -
                           ------    ---    ------     ---     ----      ---
                           $3,869    100%   $1,242     100%    $959      100%
                           ======    ===    ======     ===     ====      ===

--------
(1) On July 9, 1998, the Company completed the acquisition of Tarquin. As the transaction was accounted for on a pooling-of-interests basis, all amounts included for ACE Global Markets for 1998 and 1997 were restated in 1998 to reflect the gross premiums written for Tarquin.
(2) CAT was acquired on April 1, 1998 and thus gross premiums written for Tempest Re in fiscal 1998 include gross premiums written for CAT for the six month period since acquisition.
(3) ACE US Holdings was acquired on January 2, 1998 and thus gross premiums written for ACE USA in fiscal 1998 only relate to the nine month period since acquisition. Gross premiums written for fiscal 1999 include the ACE US Holdings business and the results from the domestic operations of ACE INA acquired on July 2, 1999.
(4) ACE International's gross premiums written reflect results since July 2, 1999, the date of acquisition.
(5) As ACE Financial Services was acquired on December 30, 1999, no statement of operations information for ACE Financial Services is reflected in the ACE results for the year ended December 31, 1999.

   Analysis of Gross Premiums Written by Geographic Region--The following table sets forth an analysis of gross premiums written for the year ended December 31, 1999 and for the years ended September 30, 1998 and 1997:

                         North         Australia &  Asia/   Latin
                        America Europe New Zealand Pacific America Other Total
                        ------- ------ ----------- ------- ------- ----- -----
   1999................  59.4%   17.6%     7.6%      5.0%    2.7%   7.7% 100.0%
   1998................  79.1%    8.9%     4.6%      4.0%     --    3.4% 100.0%
   1997................  68.4%   12.8%     6.3%      3.6%     --    8.9% 100.0%

ACE Bermuda

 Principal Business

   ACE Bermuda provides property and casualty insurance and reinsurance coverage across a broad range of business including: excess liability, professional lines, satellite, tailored risk solutions, aviation, excess property and political risk. The nature of the coverage provided is generally expected to result in low frequency but high severity of individual losses. The reinsurance market is an integral part of the risk management strategy of ACE Bermuda and coverage has been secured on all major lines of business.

   ACE Bermuda's wholly-owned insurance subsidiaries include: CODA, AEMRL, AEMIL and ACE Capital Re International Limited (formerly ACE Capital Re Limited; "ACE Capital Re International"); CODA provides professional lines insurance, while AEMRL and AEMIL provide a range of products similar to ACE Bermuda.

   Sovereign, a Bermuda-based managing general agency, issues subscription policies for political risk insurance coverage, with ACE Bermuda assuming 50 percent of each risk underwritten with a 10 percent retrocession. ACE Bermuda also participates, on a quota share basis, in two other political risk programs; co-reinsurance of MIGA (the insurance arm of the World Bank) and Exporter's Credit, which is reinsurance of trade credit risks.

   In March 1998, ACE Bermuda formed two companies with Capital Re: ACE Capital Re International and ACE Capital Re Managers Ltd. ACE Capital Re International, a Bermuda-domiciled insurance company, writes both traditional and custom-designed programs covering financial guaranty, mortgage guaranty and a broad range of financial risks. Operations are underwritten and managed in Bermuda by a managing agency, ACE Capital Re Managers Ltd. During the year ended December 31, 1999, ACE Bermuda purchased Capital Re's share of ACE Capital Re International and provided further capital of $85 million. On December 30, 1999, ACE completed the acquisition of Capital Re.

   In March 1999, ACE Bermuda, together with a major broker and a UK based insurance company, formed a joint venture named Intrepid Re Limited. The joint venture underwrites alternative risk business.

 Marketing and Underwriting

   ACE Bermuda markets its insurance products through Bermuda-based brokers and seeks to maintain a competitive advantage by providing insurance coverages which require utilization of technical skills to underwrite individual risks, emphasizing quality rather than volume of business to obtain a suitable spread of risk. This enables the company to operate with a relatively small number of employees and, together with the reduced costs of operating in favorable regulatory and tax environments, results in a significantly lower administrative expense ratio relative to other companies in the industry.

   The risk assessment process undertaken by ACE Bermuda involves a comprehensive analysis of historical data and estimates of future value of losses, which may not be evident in the historical data. The factors which ACE Bermuda considers include the type of risk, the attachment point and coverage limits, the type, size, complexity and location of the potential insured's operations, financial data, the industry in which the potential insured operates, details of the underlying insurance coverage provided, loss history and future corporate plans.

   Policyholders are generally obtained through non-U.S. insurance brokers who typically receive a brokerage commission on any business accepted and bound by the company. ACE Bermuda is not committed to accept any business from any particular broker and brokers do not have the authority to bind the company. All policy applications to ACE Bermuda (both for renewals and new policies) are subject to underwriting and acceptance by ACE Bermuda in its Bermuda office. A substantial number of policyholders meet with the company outside of the United States each year to discuss their insurance coverage. ACE Bermuda believes that conducting its operations through its offices in Bermuda has not materially or adversely affected its underwriting and marketing activities to date.

   ACE Bermuda receives business from approximately 100 non-U.S. brokers of which three produced approximately 52 percent of the company's business in 1999. The following table sets forth the percentage of the company's insurance business placed through each broker and its affiliates placing more than 10 percent of the company's business.

                                                                Year Ended
                                                   Year Ended  September 30
                                                   December 31 ------------
   Name                                               1999      1998     1997
   ----                                            ----------- ------   ------
   J&H Marsh & McLennan, Incorporated(1)(3).......      22%        39%      45%
   Aon Corporation(2)(3)..........................      23%        19%      16%

--------
(1) During 1997, Marsh & McLennan, Incorporated acquired Johnson & Higgins. In 1999 Marsh & McLennan, Incorporated acquired Sedgwick.
(2) During 1997, Aon Corporation acquired Alexander & Alexander Services, Inc.
(3) The percentages shown in the table for fiscal 1997 reflect the business placed by the combined entities and their affiliates for the entire fiscal 1999, 1998, and 1997 years.

 Competition

   ACE Bermuda operates in a highly competitive worldwide market and competes with most major U.S. and non-U.S. insurers, which may differ across product lines. ACE Bermuda utilizes its experienced underwriting staff, its strong capital base, its ability to market a number of insurance products to its existing client and potential client bases and its ability to be flexible in providing contracts which extend coverages for periods in excess of one year to compete in the worldwide insurance markets.

 Insurance Ratings

   ACE Bermuda has received a rating of A+ from A.M. Best. This rating covers ACE Bermuda and its operating subsidiaries, CODA, AEMRL and AEMIL. ACE Bermuda and CODA have also received A+ claims paying ability ratings from S&P. ACE Capital Re International is discussed under the ACE Financial Services segment.

 Claims Administration

   Claims arising under policies issued by ACE Bermuda are managed in Bermuda by ACE Bermuda's claims department. This department maintains a claims database into which all notices of loss are entered. If the claims department determines that a loss is of sufficient severity, it makes a further inquiry of the facts surrounding the loss and, if deemed necessary, retains outside claims counsel to monitor claims. Based upon its evaluation of the claim, the claims department may recommend that a case reserve in a specified amount is established or that all or part of a claim is paid. The claims department monitors all claims and, where appropriate, will recommend the establishment of a new case reserve or the increase or decrease of an existing case reserve with respect to a claim.

   With the exception of certain aviation coverages, ACE Bermuda does not undertake to defend its insureds. It has, in certain instances, provided advice to insureds with respect to the management of claims. ACE Bermuda believes that its experience in resolving large claims and its proactive approach to claims management has contributed to the favourable resolution of several cases. Because ACE Bermuda does not do business in the U.S., it must often rely on U.S. counsel to assist it in evaluating liability and damages confronting its insureds in the U.S. ACE Bermuda believes that the procedures it follows have not materially or adversely affected its ability to identify, review or settle claims.

ACE Global Markets

 Principal Business

   ACE Global Markets primarily encompasses the Company's operation in the Lloyd's market. The Company owns five managing agencies at Lloyd's. These managing agencies receive fees and profit commissions in respect of the underwriting and administrative services they provide to the syndicates. For the calendar 2000 year of account, these managing agencies will manage 2 active syndicates with total capacity under management of approximately $1 billion. As the Company's participation in the syndicates under management grows, the amount of third party fees and profit commissions received by the managing agencies will decrease.

   The Company also provides funds at Lloyd's to support underwriting by Lloyd's syndicates managed by the managing agencies discussed above. For the 1999 year of account, the Company, through four corporate members, participated on all four of the ACE managed syndicates with an underwriting capacity of approximately $725 million out of the total $1.05 billion of capacity. Included in the four syndicates is Syndicate 2488, a dedicated corporate syndicate whose capital is provided solely by the Company, and which underwrites in parallel with Syndicate 488 comprising capacity provided by Names and other corporate members. The syndicates on which the Company participates provide liability, specialty marine, property, casualty and aviation insurance.

   For the 2000 year of account, the ACE Global Markets operations (excluding Capital Re's Lloyd's operations discussed below) have been merged so that only Syndicate 2488 will underwrite in 2000. The capacity of this syndicate will be approximately $990 million of which approximately 84 percent or $829 million will be provided by three of the ACE corporate members referred to above.

   On December 30, 1999, the Company acquired RGB Underwriting Agency Limited ("RGBUA") as part of the acquisition of Capital Re. Capital Re also owns a corporate member at Lloyd's through which it participates on two syndicates managed by RGBUA for the 1999 year of account. Prior to the acquisition by the Company of Capital Re, one of the syndicates was ceased, such that for the 2000 year of account the Capital Re corporate member will participate in the remaining active syndicate. During 2000, it is envisaged the Lloyd's operations of Capital Re will transfer to ACE Global Markets.

 Marketing and Underwriting

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

   RGB Services Limited, acquired as part of the Capital Re acquisition, acts as a service company in relation to the RGBUA managed syndicates.

   Lloyd's has commenced a consultation process on the likely future structure of the Lloyd's distribution chain and in particular a widening of the Lloyd's broker franchise.

 Competition

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

 Insurance Ratings

   The Lloyd's market has received a rating of A from A.M. Best and a claims paying ability rating of A+ from S&P.

 Claims Administration

   With respect to claims arising in Lloyd's syndicates, a claims database into which all notices of loss are entered is maintained. These are primarily notified by the Lloyd's Claims Office ("LCO") through a daily electronic data interchange message. When a syndicate is a "leading" syndicate on a Lloyd's policy, it acts through its underwriters and claims adjusters, on its own behalf and with the LCO for the following market, in dealing with the broker and/or insured for any particular claim. This may involve the appointment of attorneys and/or loss adjusters. The LCO advises all syndicates participating on the risk as to movements in case reserves.

   All information received with respect to case reserves, whether on "lead business" or on "following business", is monitored and recorded by the syndicates. The syndicates' claims department can vary the case reserves carried from those advised by the LCO and can carry reserves for claims not processed by the LCO. Any such adjustments and entries are specifically identifiable within the claims system.

ACE Global Reinsurance

 Principal Business

   The principal business of ACE Global Reinsurance is the operations of Tempest Re which provides property catastrophe reinsurance worldwide to insurers of commercial and personal property. Property catastrophe reinsurance protects a ceding company against an accumulation of losses covered by the insurance policies it has issued arising from a common event or "occurrence." Tempest Re underwrites reinsurance principally on an excess of loss basis. Other property reinsurance written by Tempest Re on a limited basis for select clients, includes proportional property and per risk excess of loss treaty reinsurance.

   On April 1, 1998, the Company acquired CAT Limited, another Bermuda based property catastrophe reinsurer. Underwriting operations were immediately combined with those of Tempest Re, and on January 1, 1999 CAT Limited was merged into Tempest Re.

   In early 2000, Tempest Re initiated plans to expand its operations to become a multiline global reinsurer. This expansion is expected to reduce volatility and enable Tempest to diversify its business and offer integrated risk solutions to satisfy client demand. Such an integrated approach is considered vital to capturing an increasing share of the future reinsurance market.

   Business growth will require expansion outside of Bermuda, with initial emphasis on the major markets of the United States and the United Kingdom. Further global expansion may be considered in a subsequent phase of this strategy. Business development will be sought by combining the strengths of its client relationship skills, underwriting expertise, rational pricing and capital base. New lines of business will be added in accordance with the strategy to offer risk protection across all lines of insurance and to be able to package insurance risk with financial, investment and operational risk.

 Marketing and Underwriting

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

   Tempest Re receives business from approximately 26 brokers. The following table sets forth the percentage of Tempest Re's business written through each broker and its affiliates placing more than 10 percent of Tempest Re's business:

                                                                  Ten Months
                                        Year Ended   Year Ended     Ended
                                        December 31 September 30 September 30
                                           1999         1998         1997
                                        ----------- ------------ ------------
   J&H, Marsh & McLennan,
    Incorporated(1)....................      37%         47%          42%
   E.W. Blanch.........................      15%         16%          15%
   Aon Corporation.....................      11%          8%           9%

--------
(1) During 1997, Marsh & McLennan, Incorporated acquired Johnson & Higgins. The percentage shown in the table for fiscal 1997 reflects the business placed by the combined entity and its affiliates for the entire fiscal 1997 year. During 1999, Marsh and McLennan, Incorporated acquired Sedgwick. The percentages shown in the table reflect the business placed by the combined entity and its affiliates for the entire fiscal 1999, 1998 and 1997 years.

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

   Tempest Re applies an underwriting process based on models that use exposure data submitted by prospective reinsureds in accordance with requirements set by Tempest Re's underwriters. The client data is then analyzed using a selection from several available catastrophe analysis tools, including externally developed event based models licensed from leading vendors as well as proprietary models developed in house.

   The output from the catastrophe analysis tools is also used for portfolio risk management, enabling Tempest Re to extensively simulate possible combinations of events affecting the portfolio. This analysis also supports the decision making with regard to purchasing retrocession. In 1999 and 1998, Tempest Re significantly increased its use of retrocessional coverages.

 Competition

   The property catastrophe reinsurance industry is highly competitive. Tempest Re competes worldwide with major U.S. and non-U.S. property catastrophe reinsurers, including other Bermuda-based property catastrophe reinsurers as well as reinsurance departments of numerous multi-line insurance organizations. Tempest Re competes effectively because of its strong capital position, the quality of service provided to customers, the leading role Tempest Re plays in setting the terms, pricing and conditions in negotiating contracts and its customized approach to risk selection.

 Insurance Ratings

   Tempest Re has received a rating of A from A.M. Best and a claims paying ability rating of A+ from S&P.

 Claims Administration

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

ACE USA

 Principal Business

   The principal business of ACE USA is the combined business of ACE US Holdings, which was acquired by the Company in 1998 and the domestic operations of ACE INA acquired on July 2, 1999. The domestic operations of ACE INA include ongoing domestic operations as well as the run-off operations of Brandywine Holdings, Inc. ("Brandywine"), which does not write new policies. The ongoing operations provide specialty property and casualty products and services including: aerospace, diversified products, marine, professional risk services, property, special risk, U.S. international, warranty, Westchester Specialty and "other" operations. The other operations include all remaining insurance operations of ACE USA and selected insurance related operations including residual market workers' compensation business, pools and syndicates not attributable to a single business unit and the runoff of open market facilities business. Insurance related operations include those of ESIS Inc. ("ESIS"), the Company's in-house third party claims administrator and Recovery Services International ("RSI"), which sells salvage, subrogation, and premium collection services.

   All renewal rights to Commercial Insurance Services ("CIS"), formerly a business unit of ACE USA acquired as part of the ACE INA acquisition, were sold during 1999 under two separate agreements. On October 11, 1999, ACE USA reached an agreement with Wausau Commercial Insurance, to sell the renewal rights to the CIS middle market, commercial business as well as non-California workers' compensation business. On November 1, 1999, ACE USA reached an agreement with Superior National Insurance Group to sell the renewal rights to the CIS California worker's compensation business. The Company has not yet sold the existing insurance reserves for the CIS book.

   The Brandywine run-off operation, was created in 1995 by the restructuring of ACE INA's domestic operations into two separate operations into two separate operations, ongoing and run-off. Brandywine contains substantially all of ACE INA's asbestos and environmental exposures as well as various run-off insurance and reinsurance businesses. The run-off operations do not actively sell insurance products, but are responsible for the management of run-off policies and related claims including those for asbestos-related and environmental pollution exposures. Certain competitors and policy holders of CIGNA have challenged the regulatory approvals resulting in the creation of Brandywine. In July 1999, the Pennsylvania Supreme Court upheld the action of the Pennsylvania Insurance Commissioner in granting such approvals.

 Marketing and Underwriting

   ACE USA primarily distributes its insurance products through a limited group of brokers and wholesale brokers with whom long-term relationships have been forged. ACE USA's management believes the match between its expertise and that of its brokers is one of the key reasons brokers place business with it. The majority of premium volume is currently derived from a limited number of brokers with whom ACE USA has established mutually significant relationships. Certain products are also distributed through general agents, independent agents and financial institutions. The following table sets forth the percentage of ACE USA's business written through brokers placing more than 10 percent of ACE USA's business:

                                                   Year ended  Nine months ended
                                                  December 31,   September 30,
   Name                                               1999           1998
   ----                                           ------------ -----------------
   Rain & Hail Insurance Services(1)(2)..........     14%             --
   Aon Corporation(2)............................      4%              18%

--------
(1) Rain & Hail Insurance Services is a managing agency that specializes in crop insurance, most of which is federally reinsured.
(2) The calculation for determining business provided to ACE USA by outside brokers includes premiums from both ACE US Holdings and the U.S. operations of ACE INA which are included from July 2, 1999, the date of acquisition.

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

 Competition

   ACE USA operates in a highly competitive industry and faces competition from both domestic and foreign insurers. Competition in the U.S. property and casualty market is based on many factors including financial strength of the insurer, ratings assigned by rating companies, premiums charged, policy terms and conditions, reputation, services offered and broker commissions. The markets in which ACE USA competes are subject to significant cycles of fluctuating capacity and wide disparities in price adequacy. ACE USA's strategy in its competitive environment has been to grow when conditions are favorable for a particular product line and to reduce writings and preserve capital when competitive pricing prevents adequate returns.

   The domestic operations pursue a specialist strategy and focus on those market segments where they can compete effectively based on service levels and product design and achieve an adequate level of profitability. They offer experienced claims handling, loss control and risk management staffs with proven expertise in specialty fields, including large-risk property and casualty, recreational and ocean marine, aviation, and worker's compensation. A competitive strength of all the domestic units, especially special risk facilities, is the ability to deliver global products and coverages to customers in concert with the international property and casualty operations.

 Insurance Ratings

   ACE USA's active and inactive operating subsidiaries have received ratings from A.M. Best of A and B+, respectively. These companies have claims paying ability ratings from S&P of A+ and BBB, respectively.

 Claims Administration

   The claims organization supports both ACE USA national accounts (Special
Risk) and specialty insurance businesses with a national network of experts in claims and risk management services.

   A dedicated team of seasoned claim and risk control professionals support each specialty insurance with the unique expertise needed to effectively manage loss costs for the risk exposures underwritten by businesses of ACE USA. Specialized loss cost containment programs have been designed for marine risk, aerospace risk, global property risk, warranty programs, excess risk, inland marine risk, diversified products and professional risk services.

   The Special Risk Business is supported by ESIS. ESIS markets loss control, risk information and claims services to large corporate customers on a fee-for-service basis.

ACE International

 Principal Business

   ACE International's operations provide insurance coverage and services on a worldwide basis excluding the United States. The principal business operations are property & casualty and accident & health. Operating management is carried out through four regional teams: Europe, Far East, Asia/ Pacific and Latin America.

   The international property and casualty operations are conducted through a specialist insurance organization offering capacity and technical expertise in the underwriting of large and unique risks for targeted commercial customer segments, as well as individual coverages in selected markets. Its property insurance products include traditional commercial fire coverage as well as energy industry-related and other technical coverages. Principal casualty products are commercial general liability and liability coverage for multinational organizations. Marine cargo and hull coverages are written in the London market as well as in marine markets throughout the world. The operations also design and implement risk-financing alternatives for customers whose approach to risk management includes some form of self-insurance.

   The international accident and health insurance operations provide products that are designed to meet the insurance needs of individuals and groups outside of U.S. insurance markets. These products include accidental death, medical, hospital indemnity and income protection coverages.

   ACE International reduces its exposure to economic loss arising from foreign exchange by maintaining invested assets abroad in the same currency as the related liabilities.

 Marketing and Underwriting

   ACE International maintain a sales or operational presence in major insurance markets around the world. Its property and casualty business is generally written, on both a direct and assumed basis, through major international and local brokers. Accident and health and other personal lines products are distributed through agents, financial institutions and various direct marketing channels.

   ACE International's operations are diversified by line of business and geographic spread of risk. A global approach to risk management allows each local operation to underwrite and accept large insurance accounts. Centrally controlled internal reinsurance mechanisms facilitate appropriate risk transfer and efficient, cost-effective use of external reinsurance markets

   No one broker placed more than 10 percent of ACE International's business in 1999.

 Competition

   The principal competitive factors that affect the international operations are underwriting and pricing, relative operating efficiency, product differentiation, producer relations and the quality of claims and policyholder services. A competitive strength of the international operations is its global network and breadth of insurance programs, which assist individuals and business organizations to meet their risk management objectives.

   Across all lines of business, the operations' primary competitors include U.S.-based companies with global operations, as well as other, non-U.S. global carriers and indigenous companies in regional and local markets. For the accident and health lines of business, locally based competitors include financial institutions and bank-owned insurance subsidiaries.

 Insurance Ratings

   ACE Europe has received a rating of A from A.M. Best and a claims paying ability rating of A+ from S&P. The company's operations in Canada, Puerto Rico, Asia Pacific and New Zealand have all received ratings of A from A.M. Best. The company's Argentina operations have received a claims paying ability rating of AAA- from S&P.

 Claims Administration

   The claims handling process is essentially decentralized with the management of most aspects occurring at an individual country level. The claims organization structure in each country is driven by the composition of the portfolio of the business. Outsourcing of certain functions may occur if appropriate and if it makes business sense to do so.

ACE Financial Services

 Principal Business

   The ACE Financial Services segment is primarily comprised of the companies acquired in the Capital Re acquisition on December 30, 1999 and from January 1, 2000 ACE Capital Re International, a subsidiary of ACE Bermuda. Following the acquisition Capital Re was renamed ACE Financial Services Inc. The companies in the ACE Financial Services segment provide value-added insurance and reinsurance products in several specialty insurance markets which emphasize protection from credit or financial risks through financial guaranty coverages and financial risk coverages. The financial guaranty business is composed of municipal and non-municipal financial guaranty reinsurance and credit default swaps. The financial risks business is composed of mortgage guaranty reinsurance, trade credit reinsurance, title reinsurance and financial solutions.

   The ACE Financial Services segment primarily carries out its business lines through six insurance companies. They are: ACE Guaranty Re Company (formerly Capital Reinsurance Company; "ACE Guaranty"), ACE Capital Re International Ltd. (formerly ACE Capital Re Limited; "ACRI"), Capital Mortgage Reinsurance Company (formerly Capital Mortgage Reinsurance Company; "ACE Capital Mortgage"), ACE Capital Re Bermuda Ltd. (formerly KRE Reinsurance Ltd.; "ACE Capital Re Bermuda") and ACE Capital Title Reinsurance Company (formerly Capital Title Reinsurance Company; "ACE Capital Title").

   ACE Financial Services' financial guaranty division conducts its business primarily through ACE Guaranty. ACE Guaranty is a professional reinsurance company dedicated to serving the U.S. domestic and international financial guaranty insurance markets and has established itself as a leading specialty reinsurer (by market share) of financial guaranties of investment grade debt obligations, principally municipal and non-municipal debt obligations.

   Financial guaranty insurance is a type of credit enhancement in the form of a surety or insurance which is regulated under the insurance laws of various jurisdictions. The insurance provides an unconditional and irrevocable guaranty which indemnifies the insured against nonpayment of principal and interest when due by an obligor on an insured debt obligation. Additionally, the financial guaranty business sells municipal and non-municipal credit risk protection on a facultative basis to a wide variety of counterparties through credit default swap transactions. Although structured as financial derivatives, credit default swaps are functionally equivalent to financial guaranty insurance.

   The financial risk solutions business which is principally carried out by ACRI and ACE Capital Re Bermuda is focused on providing highly structured solutions to problems of financial and risk management through reinsurance, including credit enhancement, excess of loss and surplus management covers.

   The financial risk solutions business includes the reinsurance of mortgage guaranty insurance, trade credit reinsurance, and title insurance. Mortgage guaranty insurance is a specialized class of credit insurance, providing protection to mortgage lending institutions against the default of borrowers on mortgage loans which at the time of the advance had a loan-to-value ("LTV") ratio in excess of 80 percent. Trade credit insurance protects sellers of goods and services from the risk of non-payment of trade receivables and is a large, well-established specialty insurance product, particularly in Western Europe. Policyholders are generally covered for short-term exposures (generally less than 180 days and averaging 60-90 days) to insolvency or payment defaults by domestic and/or foreign buyers. Some export credit policies also cover political events which can disrupt either the flow of goods and services or payment for goods and services. Title insurance essentially provides the acquirer or the mortgagee of real property with two forms of coverage: the first assures that the search and examination of the real estate records upon which the acquirer or mortgagee is relying for good and clean title was properly performed, and the second form of coverage assures that all previously existing mortgages and liens will be paid off from the proceeds of the sale or refinancing of the property.

 Marketing and Underwriting

   The majority of ACE Financial Services' business is derived from relationships it has established and maintains with the major U.S. primary financial guaranty, mortgage guaranty and title insurers. European trade credit insurers, U.S. title insurers, United Kingdom mortgage guaranty insurers and Australian mortgage guaranty insurers also provide a significant portion of ACE Financial Services' business.

   The principle target market for the financial guaranty market is life, accident and health insurers and reinsurers, although specialty property and casualty markets also provide opportunities. The financial risks market derives its mortgage guaranty reinsurance business principally through direct relationships with primary mortgage guaranty insurance companies. Reinsurance intermediaries and brokers are used in accessing reinsurance opportunities in the United Kingdom and the international market. Trade credit reinsurance business opportunities have been developed principally through reinsurance brokers and intermediaries. ACE

Capital Title has developed substantially all of its business opportunities through direct contacts with primary title insurers. The financial solutions line of business has developed its opportunities through both direct contact with life and health and property-casualty insurers and through reinsurance intermediaries.

   The underwriting process for financial guaranty reinsurance business is premised on the ACE Capital Re's policy of reinsuring investment grade obligations. ACE Guaranty underwrites risks on a "zero loss" basis, meaning that each reinsured policy obligation has been evaluated by ACE Guaranty under a standard of no loss expectation. ACE Guaranty has organized its underwriting procedures to provide for multiple levels of credit review and analysis.

   The underwriting process used in the financial solutions line places significant emphasis on actuarial analysis. Transactions are either underwritten on a risk remote basis or are subject to an aggregate limit of liability for the reinsurer, standards that are compatible with the groups "zero loss" financial guaranty underwriting standard. Moreover, many financial solutions transactions provide for the payment of additional premium to the reinsurer in the event of poor loss experience on the reinsured business and for the payment of a profit commission to the reinsured in the event of favorable loss experience.

   Unlike the "zero loss" standard applied in financial guaranty insurance underwriting, mortgage guaranty insurance is underwritten with the expectation of loss. Under normal economic conditions and in a stable interest rate environment, loss ratios in this line of business are generally in the 15 percent to 40 percent range and are associated with frictional unemployment, divorce and other social factors. By avoiding geographic concentrations and employing prudent underwriting, mortgage insurers are better able to manage their risk.

   Trade credit reinsurance underwriters manage risk by modifying the terms of coverage, by diversifying exposures to control aggregations of risks to particular buyers, industries, or territories, and by developing sophisticated databases of credit and political information.

   Similar to the "zero loss" standard applied in financial guaranty insurance underwriting, title reinsurance is underwritten without the expectation of any significant loss.

 Competition

   Competition in the financial guaranty reinsurance business is based upon many factors, including overall financial strength, pricing, service and evaluation of claims-paying ability by the major rating agencies. ACE Guaranty also faces competition indirectly from other triple-A rated financial institutions which provide capital substitutes to the primary financial guaranty insurance companies. Competition is also a function of the ease with which primary insurers can raise capital in the private or public equity markets. Increased primary capital increases the ability of insurers to retain risk and the need for reinsurance in general is diminished.

   The Company is not aware of any other U.S. professional reinsurer which specializes in mortgage guaranty reinsurance, however, several non-US reinsurers do compete directly with ACE Capital Mortgage in several product areas. Some U.S. multiline reinsurers offer capacity to the mortgage guaranty market but their participation has been limited. Federal banks are now permitted to establish operating subsidiaries, known as lender-owned captives, to reinsure a portion of the mortgage insurance issued on loans originated or purchased by the bank or its lending affiliates. The growing use of lender-owned captives that assume risk from the primary mortgage insurers has materially altered mortgage guaranty insurance industry in that the primary insurers now cede a significant percentage of premium to lender-owned captives leaving less premiums available to purchase reinsurance from third parties. Competition is also a function of the ease with which primary insurers can raise capital in the private or public equity markets. Increased primary capital increases the ability of insurers to retain risk and reduces the need for reinsurance in general.

   The trade credit reinsurance market is led by several large traditional multiline insurers and reinsurers, who have been able to maintain their dominant market position in part through their ownership interests in many of the leading primary companies. In addition to the market leaders, there are a large number of mainly European and U.S. reinsurers that compete for the business. Reciprocal reinsurance arrangements between primary companies are widespread, thus adding to the degree of competition in the industry.

   ACE Capital Title is the only U.S. professional reinsurer which specializes in third-party title reinsurance. To date, substantially all title reinsurance has been provided by the large title insurance companies, except for some minor excess coverage.

   The financial solutions line of business is generally highly competitive, with many life and health and property-casualty reinsurers offering products similar to, or in direct competition with, those offered by the group.

 Insurance Ratings

   The financial strength of ACE Guaranty is rated AAA by S&P and Aa2 by Moody's. In addition, ACE Guaranty's claims paying ability is rated AAA by Fitch IBCA. S&P and Moody's, assign the financial strength rating of a financial guaranty insurance company to the obligations insured by that company. Because all of the major U.S. primary financial guaranty insurance companies have triple-A financial strength ratings from these rating agencies, payment obligations insured by those companies are rated triple-A. The financial strength rating of a reinsurer is particularly important in the area of financial guaranty reinsurance, because that rating affects the amount of capital credit the rating agencies will allow to a ceding company in connection with a cession to that reinsurer. S&P will permit a AAA rated ceding company 100 percent credit for a cession only if the reinsurer is also triple A rated. Moody's does not have published standards for determining the amount of credit a Aaa rated ceding company will be permitted for a cession to an Aa2 rated reinsurer; however, the rating of the reinsurer is an important element in Moody's determination of the amount of permitted credit. ACE Capital Re International's financial strength is rated AA by S&P and its claims-paying ability is rated AA+ by Duff & Phelps. The financial strength of ACE Capital Re Bermuda, ACE Capital Mortgage and ACE Capital Title is rated AA by S&P, and each of those companies' claims paying ability is rated AA+ by Duff & Phelps.

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

   The Company's reserves for asbestos-related and environmental pollution claims are a reasonable estimate of its liability for these claims, based upon currently known facts, current law, and reasonable assumptions and methodologies.

   The Company continually evaluates its reserves in light of developing information and in light of discussions and negotiations with its insureds. While the Company is unable at this time to determine whether additional reserves, (which could have a material adverse effect upon the financial condition, results of operations and cash flows of the Company) may be necessary in the future, the Company believes that its reserve for unpaid losses and loss expenses are adequate as of December 31, 1999.

   The Company engages an independent actuarial firm to review the methods and assumptions used by the Company in estimating the unpaid losses and loss expenses. As stated in its actuarial review, the firm believes that the methods and assumptions used by the Company are reasonable and appropriate for use in setting loss reserves at December 31, 1999.

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

   The "Analysis of Losses and Loss Expenses Development" shown below presents the subsequent development of the estimated year-end liability for unpaid losses and loss expenses at the end of each of the years in the ten year period ended September 30, 1998 as well as for the fifteen month period ended
December 31, 1999. Prior to December 31, 1999, the unpaid losses and loss expenses are in respect of annual periods ending on September 30 of each year. The top line of the table shows the estimated liability for unpaid losses and loss expenses recorded at the balance sheet date for each of the indicated periods. This liability represents the estimated amount of losses and loss expenses for claims arising from all prior years' policies and agreements that were unpaid at the balance sheet date, including IBNR loss reserves. The upper
(paid) portion of the table presents the amounts paid as of subsequent periods on those claims for which reserves were carried as of each balance sheet date. The lower portion of the table shows the re-estimated amount of the previously recorded liability as of the end of each succeeding period. Several aspects of the Company's operations, including the low frequency and high severity of losses in the high excess layers in which the Company provides insurance, complicate the actuarial reserving techniques utilized by the Company. Accordingly, the Company expects that ultimate losses and loss expenses attributable to any single underwriting year will be either more or less than the incremental changes in the lower portion of the following table.

   Management believes, however, that the losses and loss expenses which have been recorded through December 31, 1999, are adequate to cover the ultimate cost of losses and loss expenses incurred through December 31, 1999 under the terms of the company's policies and agreements. Since such provisions are necessarily based on estimates, the ultimate losses and loss expenses may be significantly greater or less than such amounts.

                Analysis of Losses and Loss Expenses Development

                           Years ended September 30, except for 1999 information which is for the fifteen month period ended December 31, 1999
                   ---------------------------------------------------------------------------------
                     1989       1990       1991        1992         1993        1994        1995
                   ---------  --------  ----------  -----------  ----------  ----------  ----------
                                                               (in thousands of U.S. dollars)
Unpaid             $  78,009  $319,230  $  470,832  $   813,849  $  766,402  $1,176,215  $1,489,293
Paid (Cumulative)
 As Of:
 1 year later....     26,190   181,525     149,493      340,836     126,566      66,888      80,080
 2 years later...     82,715   207,587     490,116      465,074     183,439     121,628     414,419
 3 years later...    108,689   531,502     590,847      517,366     228,638     451,746     696,470
 4 years later...    432,541   601,811     611,133      551,887     558,625     725,799   1,259,344
 5 years later...    459,183   622,097     627,691      881,198     837,515   1,285,599
 6 years later...    476,570   631,371     764,607    1,150,628   1,398,270
 7 years later...    484,549   641,060     843,283    1,672,772
 8 years later...    493,326   664,896     988,087
 9 years later...    505,976   727,175
 10 years later..    525,950
Liability Re-
 estimated
 As Of:
 End of year.....  $  78,009  $319,230  $  470,832  $   813,849  $  766,402  $1,176,215  $1,489,293
 1 year later....    267,674   475,647     706,960      813,849     966,402   1,177,292   1,489,293
 2 years later...    346,022   665,533     706,960    1,085,012   1,067,987   1,227,538   1,489,293
 3 years later...    516,783   665,533     874,368    1,234,462   1,211,424   1,386,571   1,480,426
 4 years later...    516,783   663,480     888,387    1,412,495   1,429,990   1,401,329   1,495,443
 5 years later...    487,911   680,119     940,513    1,666,770   1,442,523   1,472,394
 6 years later...    489,556   711,671   1,113,662    1,703,103   1,580,022
 7 years later...    479,306   768,935   1,099,102    1,852,125
 8 years later...    484,041   771,018   1,142,511
 9 years later...    488,646   808,239
 10 years later..    508,981
Cumulative
 Redundancy
 /(deficiency)...   (430,972) (489,009)   (671,679)  (1,038,276)   (813,620)   (296,179)     (6,150)

                    Years ended September 30, except for 1999
                   information which is for the fifteen month
                        period ended December 31, 1999
                  --------------------------------------------
                     1996       1997       1998        1999
                  ---------- ---------- ----------  ----------

Unpaid            $1,892,302 $2,006,873 $2,678,341  $8,908,817
Paid (Cumulative)
 As Of:
 1 year later....    358,713    337,422  1,017,822
 2 years later...    663,087    925,361
 3 years later...  1,247,652
 4 years later...
 5 years later...
 6 years later...
 7 years later...
 8 years later...
 9 years later...
 10 years later..
Liability Re-
 estimated
 As Of:
 End of year..... $1,892,302 $2,006,873 $2,678,341   8,908,817
 1 year later....  1,892,302  1,989,744  2,753,017
 2 years later...  1,881,403  1,914,936
 3 years later...  1,824,449
 4 years later...
 5 years later...
 6 years later...
 7 years later...
 8 years later...
 9 years later...
 10 years later..
Cumulative
 Redundancy
 /(deficiency)...     67,853     91,937    (74,676)        --

Net unpaid losses and loss expenses................................ $ 8,908,817
Reinsurance recoverable on unpaid losses........................... $ 7,551,430
                                                                    -----------
Gross unpaid losses and loss expenses.............................. $16,460,247
                                                                    ===========

Notes to Analysis of Losses and Loss Expenses
------
(1) On July 2, 1999, the Company changed its fiscal year-end from September 30 to December 31. As a result, the information provided above for the 1999 year is actually for the 15 month period from October 1, 1998 through December 31, 1999. All prior periods represent years ending on September 30.
(2) The Company does not consider it appropriate to extrapolate future deficiencies or redundancies based upon the above tables, as conditions and trends that have affected development of liability in the past may not necessarily occur in the future.
(3) In 1994, the Company recorded an additional reserve of $200 million, related primarily to developments in breast implant litigation, in respect of years prior to 1994.
(4) In 1992, the Company began applying actuarial and statistical methods to estimate ultimate expected losses and loss expenses for all of the Company's business since inception. At September 30, 1994 the Company changed its method of allocating IBNR to accident and balance sheet years. This allocation assigns IBNR to years based upon various risk factors including immaturity of year, amount of earned premium in that year, and development of known claims. As the Company's loss experience is characterized as low frequency, and high severity, IBNR is considered a bulk reserve, and is therefore available for loss development from whichever year it may arise. Prior to 1994, the allocation of IBNR to accident and balance sheet years was based upon a loss distribution indicated by the expected loss method employed by the Company. Losses paid for the year ending September 30, 1998 include an amount of $26.0 million, which is expected to be recovered from an insured.
(5) On November 1, 1993, the Company acquired CODA, on July 1, 1996, the Company acquired Tempest Re and on July 9, 1998, the Company acquired Tarquin. The table has been restated to include CODA's, Tempest Re and Tarquin's loss experience as if each of these companies had been wholly owned subsidiaries of the Company from their inception. On January 2, 1998, the Company acquired ACE US Holdings, on April 1, 1998, the Company acquired CAT Limited and on July 2, 1999, the Company acquired ACE INA. The unpaid loss information for ACE US Holdings, CAT Limited and ACE INA has been included in the table commencing in the year of acquisition. As a result, 1999 includes net reserves of $6.8 billion related to ACE INA at the date of acquisition and subsequent development thereon.
(6) The "cumulative redundancy/deficiency" shown in the table represents the aggregate change in the reserve estimates over all subsequent years. The amounts noted are cumulative in nature; that is, an increase in loss estimate for prior year losses generates a deficiency in each intermediate year. For instance, a deficiency recognized in 1994 relating to losses incurred during the year ending September 30, 1992 would be included in the cumulative deficiency amount for each year from September 30, 1992 to the year the loss was recognized (1994), yet the deficiency would be reflected in operating results only in 1994. An analysis of the changes in aggregate reserves for losses and loss expenses under GAAP is presented below. Since reserves are necessarily based upon estimates, the ultimate net costs may vary from the original estimates. As adjustments to these estimates become necessary, they are reflected in current operations.

               Reconciliation of Unpaid Losses and Loss Expenses

                                         Three Months
                            Year Ended      Ended      Year Ended   Year Ended
                            December 31  December 31  September 30 September 30
                               1999          1998         1998         1997
                            -----------  ------------ ------------ ------------
                                      (in thousands of U.S. dollars)
Gross unpaid losses and
 loss expenses at
 beginning of period......  $ 3,678,269   $3,737,869   $2,111,670   $1,977,680
Reinsurance recoverable...   (1,100,464)  (1,059,528)    (104,797)     (85,378)
                            -----------   ----------   ----------   ----------
Net unpaid losses and loss
 expenses at beginning of
 period...................    2,577,805    2,678,341    2,006,873    1,892,302
Unpaid losses and loss
 expenses assumed in
 respect of acquired
 companies (net of
 reinsurance recoverables
 of $6,345,679 in 1999 and
 $761,618 in 1998)........    6,940,593           --      731,949           --
Unpaid losses and loss
 expenses assumed in
 respect of reinsurance
 business acquired........      183,774           --        6,403       50,326
                            -----------   ----------   ----------   ----------
    Total.................    9,702,172    2,678,341    2,745,225    1,942,628
                            ===========   ==========   ==========   ==========
Net losses and loss
 expenses incurred in
 respect of losses
 occurring in:
  Current period..........    1,601,278      126,139      534,021      486,140
  Prior periods...........       38,265      (14,970)     (17,129)          --
                            -----------   ----------   ----------   ----------
    Total.................    1,639,543      111,169      516,892      486,140
                            ===========   ==========   ==========   ==========
Net losses and loss
 expenses paid in respect
 of losses occurring in:
  Current period..........      916,848       24,977      246,354       63,182
  Prior periods...........    1,516,050      186,728      337,422      358,713
                            -----------   ----------   ----------   ----------
    Total.................    2,432,898      211,705      583,776      421,895
                            ===========   ==========   ==========   ==========
Net unpaid losses and loss
 expenses at end of
 period...................    8,908,817    2,577,805    2,678,341    2,006,873
Reinsurance recoverable on
 unpaid losses............    7,551,430    1,100,464    1,059,528      104,797
                            -----------   ----------   ----------   ----------
Gross unpaid losses and
 loss expenses at end of
 period...................  $16,460,247   $3,678,269   $3,737,869   $2,111,670
                            ===========   ==========   ==========   ==========

   Losses and loss expenses for 1999 include incurred losses for ACE INA from July 2, 1999, the date of acquisition. With respect to the analysis of incurred and paid losses for ACE INA for the 1999 period, all losses incurred and paid, on losses occurring in the period January 1, 1999 through December 31, 1999 have been included as current period activity.

   Incurred losses for the 15 month period ended December 31, 1999 were affected by adverse development on property catastrophe losses occurring prior to September 30, 1998 resulting from additional information with respect to the total value of certain losses becoming available to the market. In addition, ACE Bermuda had adverse development on certain excess liability and satellite claims. This development was somewhat offset by favorable development in the tailored risk solutions division, primarily the result of earnings generated by a large multi-year contract that expired and was not renewed during the period. Incurred losses during the period were also impacted by favorable development on ACE INA's prior period loss reserves.

Investments

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

   Funds are invested primarily in both U.S. and non-U.S. dollar denominated high-quality fixed maturity and equity securities and short-term investments. Fixed maturity investments include government bonds, preferred shares, publicly traded and privately placed corporate bonds, mortgage-backed securities and asset-backed securities. The majority of the non-U.S. dollar denominated fixed income securities are government-backed. At December 31, 1999, the consolidated investment portfolio was comprised of 89 percent fixed income securities and 11 percent equity. The Company's investment guidelines limit investments in high yield and convertible bonds rated B or better to 5 percent each of the consolidated investment portfolio. To ensure diversity and limit concentrations of credit risk, no more than 5 percent of the portfolio may be invested in the obligations of any one issuer (other than the U.S. government). An allocation has been made to alternative investments with the expectation that it will improve the overall risk/return profile of the portfolio. At December 31, this investment amounted to less than one percent of the consolidated investment portfolio.

   For additional information regarding the investment portfolio, including breakdowns of the sector and maturity distributions, see note 4 to the consolidated financial statements included in the 1999 Annual Report to Shareholders.

Regulation

   ACE Limited's subsidiaries, in common with other insurers, are subject to regulation and supervision by the U.S. states and international jurisdictions in which they do business. The extent of such regulation most commonly has its source in statutes which delegate regulatory, supervisory and administrative power to a department of insurance. In the United States, regulation varies from state to state but generally requires that each insurance company register with the department of insurance of a state in order to transact business in that state. Regulations generally require reinsurance companies to furnish information concerning the operations of the company which may materially affect the operations, management or financial condition and solvency of the company. Regulations for reinsurers vary somewhat from primary insurers in that reinsurers are typically not subject to regulator approval of insurance policy forms or the rates agreed to between ceding insurers and their reinsurers. In general, insurance regulation is for the protection of the policyholders rather than shareholders.

   The extent of insurance regulation on business outside of the United States varies significantly among the countries in which the Company operates. Some countries have minimal regulation while other countries have very stringent regulatory requirements. In certain countries, foreign insurers face greater regulatory restrictions than their domestic competitors. Trade barriers include discriminatory licensing procedures, compulsory cessions of reinsurance, required localization of records and funds, higher premium and income taxes, and requirements for local participation in an insurer's ownership.

Bermuda

   In Bermuda, the Company's insurance subsidiaries are regulated by the Insurance Act 1978 (as amended by the Insurance Amendment Act 1995) and related regulations (the "Act"). The Act imposes on Bermuda insurance companies solvency and liquidity standards and auditing and reporting requirements and grants the Minister of Finance (the "Minister") powers to supervise, investigate and intervene in the affairs of insurance companies. Each registered insurer must appoint an independent auditor to audit and report on the Statutory Financial Statements and Statutory Financial Return on an annual basis. Each company must also appoint a loss reserve specialist to review and report on the loss reserves of the insurer on an annual basis.

United Kingdom

 United Kingdom and Lloyd's Regulation

   The Company, certain of its UK subsidiaries and some staff employed within the Lloyd's operations are currently subject to the regulatory jurisdiction of the Council of Lloyd's (the "Council"). This jurisdiction arises by virtue of the Company being a controller of each of the Lloyd's managing agencies and the Corporate Members in which it has an interest. Certain other subsidiaries have also been approved as controllers, and are similarly subject to Lloyd's jurisdiction.

   Under English law, there are restrictions on the interests Lloyd's brokers or parties connected to Lloyd's brokers may have in Lloyd's managing agents or certain of their related entities. This position may change dependant upon the outcome of the consultation process in relation to brokers referred to below.

   Under legislation expected to be passed during 2000, the Financial Services Authority ("FSA") will become the single UK statutory regulator to supervise securities, banking and insurance business, including Lloyd's. The FSA will have wide powers to make rules, and it is envisaged these will replace the existing statutory and self regulatory arrangements relevant to these areas. A consultation process has commenced in relation to the Lloyd's regulatory framework. The Company and its subsidiaries will seek any necessary authorizations and permissions in relation to its Lloyd's operations as may be required under any new regulatory framework.

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

   The trading status of underwriters at Lloyd's in the U.S. is supported by a unique trust fund structure. The trust funds were reviewed and restructured in August 1995 in consultation with the New York Insurance Department, which acts as the domiciliary commissioner for Lloyd's U.S. trust funds held in the state of New York.

   Prior to August 1995, all U.S. dollar premiums were deposited and held in the Lloyd's American Trust Fund (LATF), regardless of the actual situs of the risk. The LATF continues to support risks for U.S. business incepting prior to August 1995, but the trust fund and accounting arrangements have changed for U.S. dollar business incepting after August 1, 1995. These include the creation of a Lloyd's Dollar Trust Fund in the UK and a series of deposit trust funds in the U.S. There are additional trust fund arrangements in certain U.S. states.

ACE International

   The extent of insurance regulation varies significantly among the countries in which ACE conducts its international operations. As a foreign insurer, ACE is, in many countries, faced with greater restrictions than domestic competitors. Trade barriers include discriminatory licensing procedures, compulsory cessions of reinsurance, required localization of records and funds, higher premium and income taxes, and requirements for local participation in an insurer's ownership. Where appropriate, ACE operates through local insurance subsidiaries to improve its position.

United States of America

 U.S. Operations

   Although at the present time there is limited federal regulation of the insurance business in the U.S., the U.S. insurance subsidiaries are subject to extensive regulation in the states in which they do business. The laws of the various states establish supervisory agencies with broad authority to regulate, among other things, licenses to transact business, rates for certain business, policy language, underwriting and claims practices, transactions with affiliates, reserve adequacy, dividends and insurer solvency. In addition, the U.S. insurance subsidiaries are subject to legislative measures and judicial decisions that define the risks and benefits for which insurance is sought and provided. These include redefinitions of insured risk in such areas as product liability and environmental coverages.

   The U.S. insurance subsidiaries are required to file detailed annual reports with state insurance regulators in each of the states in which they do business. Such annual reports are required to be prepared on a calendar year basis. In addition, the U.S. insurance subsidiaries' operations and accounts are subject to examination at regular intervals by state regulators. The respective reports filed by the insurance regulations with respect to the most recent periodic examinations of the U.S. insurance subsidiaries, contained no material adverse findings.

   Statutory surplus is an important measure utilized by the regulators and rating agencies to assess the Company's U.S. insurance subsidiaries' ability to support business operations and provide dividend capacity. The Company's U.S. insurance subsidiaries are subject to various state statutory and regulatory restrictions that limit the amount of dividends that may be paid without prior approval from regulatory authorities. These restrictions differ by state, but are generally based on calculations incorporating statutory surplus, statutory net income, and/or investment income.

   State insurance regulators have adopted Risk Based Capital ("RBC") requirements that are applicable to the U.S. insurance subsidiaries. These RBC requirements are designed to monitor capital adequacy and to raise the level of protection that statutory surplus provides for policyholders. The RBC formula provides a mechanism for the calculation of an insurance company's Authorized Control Level (the "ACL") RBC amount. The initial RBC level which triggers regulatory action is known as the Company Action Level. Failure to achieve this level of RBC, which occurs if policyholders' surplus falls below 200 percent of the ACL, requires the insurance company to submit a plan of corrective action to the relevant insurance commissioner. There are several additional progressive RBC failure levels, which trigger more stringent regulatory action. An insurance commissioner may allow a property and casualty company at or below the mandatory control level that is writing no business and is running off its existing business to continue its run-off. Based on the RBC formula, at December 31, 1998, the policyholders' surplus of each of the ongoing U.S. insurance subsidiaries was higher than the Company Action Level. The subsidiaries in the run-off operations are running off their liabilities consistent with the terms of an Order by the Commissioner of Pennsylvania which includes periodic reporting obligations to the Pennsylvania Insurance Department, as the Commissioner has determined that these subsidiaries have sufficient assets to meet their obligations.

   In November 1999, the U.S. Congress passed the Gramm-Leach-Bliley Act
(GLBA), financial modernization legislation that reshapes the regulation of the financial services industry in the United States.

GLBA repeals provisions of the Glass-Steagall Act and Bank Holding Company Act that had prevented affiliation between banks, broker-dealers and insurers. This legislation defines regulatory supervisory responsibility for newly created Financial Holding Companies. The law purports largely to preserve functional regulation of insurance companies and agents by state insurance departments. However, until the Federal Reserve issues regulations implementing its new regulatory authority over Financial Holding Companies, it is not possible to predict the exact magnitude of the impact of GLBA on ACE. Further, until the full extent of the integration of banking, securities and insurance businesses is known, it is impossible to predict the impact of this law on competition in the markets in which ACE operates.

 Non-U.S. Operations

   The Company and its non-U.S. insurance subsidiaries, excluding its Lloyd's operations, are not admitted to do business as insurers in any jurisdiction in the U.S. Each state in the U.S. licenses insurers and prohibits, with some exceptions, the sale of insurance by non-admitted insurers within its jurisdictions.

   Many states impose a premium tax (typically 2 percent to 4 percent of gross premiums) on insureds obtaining insurance from non-admitted foreign insurers, such as ACE Bermuda. The premiums charged by the Company do not include any U.S. state premium tax. Each insured is responsible for determining whether it is subject to any such tax and for paying such tax as may be due.

   The U.S. Internal Revenue Code also imposes on policyholders an excise tax on insurance and reinsurance premiums paid to foreign insurers or reinsurers with respect to risks located in the United States. The rates of tax applicable to premiums paid to ACE Bermuda are 4 percent for insurance premiums and 1 percent for reinsurance premiums.

   There can be no assurance that new or additional legislation in the U.S. will not be proposed and enacted that has the effect of subjecting the Company's non-U.S. insurance subsidiaries; excluding its Lloyd's operations to regulation in the U.S.

Tax Matters

 Corporate Income Tax

   ACE Limited is a Cayman Islands corporation that operates as a holding company with offices only in Bermuda and does not pay U.S. corporate income taxes (other than withholding taxes on dividends or on intercompany interest income) on the basis that it is not engaged in a trade or business in the U.S. However, there can be no assurance that the Internal Revenue Service ("IRS") will not contend to the contrary. If ACE Limited were subject to U.S. income tax, there could be a material adverse effect on the Company's shareholders' equity and earnings. ACE Limited and its Bermuda-based insurance and reinsurance subsidiaries do not file U.S. income tax returns reporting income subject to U.S. income tax since they do not conduct business within the U.S. However, ACE Limited and its Bermuda-based insurance and reinsurance subsidiaries have filed protective tax returns reporting no U.S. income to preserve their ability to deduct their ordinary and necessary business expenses should the IRS successfully challenge their contention that none of their income is subject to a net income tax in the U.S.

   ACE has become aware of efforts by four U.S.-based insurance companies to introduce legislation that would impute taxable investment income to U.S. affiliates of Bermuda insurance companies. ACE does not believe that the putative legislation, as currently proposed, would have a material adverse effect on its results of operations. There can be no assurance that such legislation, or other legislation that could increase ACE's U.S. tax obligations, will not be enacted.

   Under current Cayman Islands law, ACE Limited is not required to pay any taxes on its income or capital gains. ACE Limited has received an undertaking that, in the event of any taxes being imposed, ACE Limited will be exempted from taxation in the Cayman Islands until the year 2013.

   Under current Bermuda law, ACE Limited and its Bermuda subsidiaries are not required to pay any taxes on its income or capital gains. ACE Limited and the Bermuda subsidiaries have received an undertaking from the Minister of Finance in Bermuda that, in the event of any taxes being imposed, the Company will be exempt from taxation in Bermuda until March 2016.

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

   ACE INA, ACE US Holdings, and ACE Financial Services are subject to income taxes imposed by U.S. authorities and will file U.S. tax returns. Certain international operations of the Company are also subject to income taxes imposed by the jurisdictions in which they operate.

 Related Person Insurance Income

   Each U.S. person who beneficially owns Ordinary Shares of the Company (directly or through foreign entities) on the last day of a non-U.S. insurance company subsidiary's fiscal year will have to include in such person's gross income for U.S. tax purposes a proportionate share (determined as described herein) of the related person insurance income ("RPII") of such insurance company subsidiary if the RPII of such insurance company subsidiary, determined on a gross basis, is 20 percent or more of that insurance company subsidiary's gross insurance income in such fiscal year. RPII is income attributable to insurance policies where the direct or indirect insureds are U.S. shareholders or are related to U.S. shareholders of the Company. RPII may be includible in a U.S. shareholder's gross income for U.S. tax purposes regardless of whether or not such shareholder is an insured.

   For the fiscal year ended December 31, 1999, the Company believes that gross RPII of each of its insurance company subsidiaries was below 20 percent for the year. Although no assurances can be given, the Company anticipates that gross RPII of each of its non-U.S. insurance company subsidiaries will be less than 20 percent of each such subsidiary's gross insurance income for subsequent years and the Company will endeavor to take such steps as it determines to be reasonable to cause its gross RPII to remain below such level.

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

Employees

   At December 31, 1999, the Company employed a total of 8,023 persons. Approximately 700 of the Company's employees are represented by various collective bargaining agreements, all of whom are outside the U.S., United Kingdom, and Bermuda. Of these employees 350 are employed in Japan and 142 in Italy. The remaining employees are in various countries in South America and Asia Pacific.

             North                               Australia/         Asia          Latin
Bermuda     America       UK        Europe       New Zealand       Pacific       America
-------     -------       ---       ------       -----------       -------       -------
209          5,070        658        625             169             920           372

Item 2. Properties

   The Company operates from offices in almost 50 countries around the world. In Bermuda, the Company leases its principal offices from a joint venture company in which the Company has a 40 percent interest and there is an agreement with the joint venture partner which ensures the Company's ability to occupy a portion of the building until 2011. The Company is currently building new corporate headquarters in Bermuda that will house its Bermuda-based operations. It is expected that this facility will be available early in 2001. As part of the Company's acquisition of ACE INA, ACE assumed the lease of Two Liberty Place, in Philadelphia, which consists of approximately 1.25 million total square feet, and various other leases and properties in the US and other countries. The majority of all office facilities throughout the world, that are occupied by the Company and its subsidiaries, are leased.

Item 3. Legal Proceedings

   The Company's insurance subsidiaries are subject to claims litigation involving disputed interpretations of policy coverages and in some jurisdictions, direct actions by allegedly injured persons seeking damages from policyholders. These lawsuits involving claims on policies issued by the Company's subsidiaries which are typical to the insurance industry in general and in the nmormal course of business, are considered in the Company's loss and loss expense reserves which are discussed in the unpaid losses and loss expenses discussion. In addition to claims litigation, the Company and its subsidiaries are subject to lawsuits and regulatory actions in the normal course of business that do not arise from or directly relate to claims on insurance policies. This category of business litigation typically involves, inter alia, allegations of underwriting errors or misconduct, employment claims, regulatory activity or disputes arising from the Company's business ventures. While the outcomes of the business litigation involving ACE cannot be predicted with certainty at this point, ACE is disputing and will continue to dispute allegations against it that are without merit and believes that the ultimate outcomes of matters in this category of business litigation will not have a material adverse effect on its financial condition, future operating results or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year covered by this report.

                       EXECUTIVE OFFICERS OF THE COMPANY

   The table below sets forth the names, ages, positions and business experience of the executive officers of the Company.

 Name                      Age Position
 ----                      --- --------
 Brian Duperreault........ 52  Chairman, Chief Executive Officer & Director

 Donald Kramer............  62 Vice Chairman and Director

 Dominic J. Frederico.....  46 President and Chief Operating Officer.

 John Charman.............  47 Chief Executive Officer of ACE Global Markets

 John Engestrom...........  57 President and Chief Executive Officer, Tempest
                               Reinsurance Company Limited

 Jerome F. Jurschak.......  52 President and Chief Executive Officer, ACE
                               Financial Services

 Dennis B. Reding.........  51 President and Chief Executive Officer of ACE USA

 Gary Schmalzriedt........  53 President and Chief Executive Officer of ACE
                               Bermuda Insurance, Ltd.

 B. Kingsley Schubert.....  53 President and Chief Executive Officer of ACE
                               International

 Christopher Z. Marshall..  43 Chief Financial Officer

 Peter N. Mear............  55 General Counsel & Secretary

 Keith P. White...........  56 Chief Administration Officer

 Robert Blee..............  37 Chief Accounting Officer

 John C. Burville.........  52 Chief Actuary

 Robin J.W. Masters.......  44 Chief Investment Officer (resigned effective May
                               31, 2000)

   Brian Duperreault has been a director of ACE since October 1994. Mr. Duperreault has served as Chairman and Chief Executive Officer of ACE since November 1999 and as Chairman, President and Chief Executive Officer of ACE from October 1994 through November 1999. Prior to joining ACE, Mr. Duperreault had been employed with American International Group ("AIG") since 1973 and served in various senior executive positions with AIG and its affiliates from 1978 until September 1994, most recently as Executive Vice President, Foreign General Insurance and, concurrently, as Chairman and Chief Executive Officer of American International Underwriters Inc., a subsidiary of AIG, from April 1994 to September 1994. Mr. Duperreault was President of American International Underwriters Inc. from 1991 to April 1994, and Chief Executive Officer of AIG affiliates in Japan and Korea from 1989 until 1991.

   Donald Kramer has been a director and Vice Chairman of ACE since July 1996 following the acquisition of Tempest. Mr. Kramer served as Chairman or Co-Chairman of the Board of Tempest from its formation in September 1993 until July 1996 and was President of Tempest from July 1996 until 1999. Tempest was acquired by the Company on July 1, 1996. Prior to the formation of Tempest, he was President of Kramer Capital Corporation (venture capital investments) from March to September 1993, President of Carteret Federal Savings Bank (banking) from August 1991 to March 1993, Chairman of the Board of NAC Re Corporation (reinsurance) from June 1985 to June 1993, Chairman of the Board and Chief Executive Officer of KCP Holding Company (insurance) from July 1986 to August 1991 and of its affiliates, KCC Capital Managers (insurance investments) and Kramer Capital Consultants, Inc. (insurance investments), as well as Chairman of the Board of its subsidiary, National American Insurance Company of California (insurance) from September 1988 to August 1991.

   Dominic J. Frederico has served as President and Chief Operating Officer of ACE and non-executive Chairman of ACE INA since November 1999. Mr. Frederico has also served as Chairman, President and Chief Executive Officer of ACE INA from May 1999 through November 1999. Mr. Frederico previously served as

President of ACE Bermuda since July 1997, Executive Vice President, Underwriting since December 1996, and as Executive Vice President, Financial Lines from January 1995 to December 1996. Mr. Frederico served in various capacities at AIG in Europe and the U.S. from 1982 to January 1995, most recently as Senior Vice President and Chief Financial Officer of an AIG subsidiary, with multi-regional general management responsibilities.

   John Charman has served as Chief Executive Officer of ACE Global Markets since July 1998, and continues to act as Active Underwriter to Lloyd's Syndicate 488/2488. Mr. Charman has been the Active Underwriter of Syndicate 488 since July 1986. Mr. Charman previously served as Managing Director of Charman Underwriting Agencies Limited, and since 1994, as Chief Executive of Tarquin Underwriters Limited, the corporate capital provider of Syndicate 2488.

   John Engestrom has served as President and Chief Executive Officer of Tempest Re since May 1999. From 1997 to May 1999, Mr. Engestrom served as Chief Executive Officer of Liberty Re in London. From 1992 to 1997, Mr. Engestrom served as Group Chief Executive of Mercantile and General Reinsurance Company. Mr. Engestrom began his reinsurance career at Skandia where he held various positions including Chief Operating Officer Treaty division Europe, Chief Underwriting Officer North America and finally head of Reinsurance Skandia Group worldwide.

   Jerome F. Jurschak joined ACE in December 1999 as President and Chief Executive Officer of ACE Financial Services when ACE acquired Capital Re. Mr. Jurschak previously served as Chief Executive Officer and President of Capital Re from 1998 to 1999. Mr. Jurschak joined Capital Re in 1987 and served as its Chief Underwriting Officer from 1987 to 1998. Prior to joining Capital Re, Mr Jurschak was Senior Vice President and Chief Underwriting Officer of financial guaranty reinsurance for Guaranty Holdings Corporation, a subsidiary of the Old Republic Insurance Company.

   Dennis B. Reding joined ACE in 1998 as President and CEO of ACE USA when the Company acquired Westchester Specialty Group Inc. ("WSG"). In July 1999 his role as President and CEO of ACE USA expanded to include the domestic operations of ACE INA. Mr. Reding previously served as President and Chief Executive Officer of WSG, a position he held since July 1993. Prior to joining WSG, Mr. Reding served in various senior positions at Fireman's Fund Insurance Company.

   Gary Schmalzriedt has been President and Chief Executive Officer of ACE Bermuda since July 1999. Since 1991, Mr. Schmalzriedt has served in several senior capacities with CIGNA, most recently, since 1998, serving as Chairman and Chief Executive Officer of CIGNA Europe. Mr. Schmalzriedt originally joined CIGNA as Senior Vice President, Property Underwriting and later became responsible for managing CIGNA International's property and casualty related businesses. Prior to joining CIGNA, Mr. Schmalzriedt spent nearly 20 years in various positions of increasing responsibility with AIG, including assignments in the U.K. and South Africa and most recently, Senior Vice President and Senior Underwriting Officer of American International Underwriters, where he managed AIG's foreign operations.

   B. Kingsley Schubert has served as President and Chief Executive Officer of ACE International since July 1999. Mr. Schubert previously served as President of CIGNA International Property and Casualty since January 1999, and as President of CIGNA International from February 1996 to January 1999. Mr. Schubert served as Senior Vice President of CIGNA International (Asia-Pacific) from March 1995 to February 1996, and as President of CIGNA Insurance Company in Japan from June 1992 to February 1996.

   Christopher Z. Marshall joined ACE in 1986 and has held a number of senior positions at ACE, most recently as Chief Financial Officer of ACE (since November 1992) and as Senior Vice President, Finance from January 1990 to November 1992.

   Peter N. Mear has served as General Counsel and Secretary of ACE since April 1996. Mr. Mear served as Vice President and Claims Counsel of Aetna Casualty and Surety Company from February 1991 to April 1996 and Counsel and Litigation Section Head of Aetna Life & Casualty from September 1977 to February 1991.

   Keith P. White has served as Chief Administration Officer of ACE since July 1, 1997. Mr. White previously served as Senior Vice President, Administration of ACE since January 1990.

   Robert A. Blee has served as Chief Accounting Officer of ACE since October 1998. Mr. Blee served as Group Controller of ACE from January 1997 to October 1998, Vice President-Finance of ACE from July 1996 to January 1997, Assistant Vice President and Assistant Controller from October 1994 to July 1996 and Chief Accountant from August 1993 to October 1994.

   John C. Burville has served as Chief Actuary of ACE since January 1992. Mr. Burville served as Managing Actuarial Consultant with Tillinghast, Nelson & Warren (Bermuda) Ltd. (management consulting and actuaries) from March 1986 to December 1991.

   Robin J. W. Masters has served as Chief Investment Officer of ACE since July 1, 1997. Ms. Masters previously served as Senior Vice President since February 1995 and as Treasurer of the Company since October 1992. Mrs. Masters has resigned from ACE effective May 31, 2000.

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

   The following table sets forth the high and low closing sales prices of the Company's Ordinary Shares per fiscal quarters, as reported on the New York Stock Exchange Composite Tape for the periods indicated:

                                                 1999               1998
                                          ------------------ -------------------
                                            High      Low      High       Low
                                          -------- --------- --------- ---------
   Quarter ending March.................. $33 5/8  $25 15/16 $40 15/16 $30 27/64
   Quarter ending June...................  34 7/8   27 3/8    40 5/16   34 7/16
   Quarter ending September..............  28 7/16  16 9/16   42 1/8    26 15/16
   Quarter ending December...............  21 9/16  15 1/2    34 13/16  25 7/16

   The last reported sale price of the Ordinary Shares on the New York Stock Exchange Composite Tape on March 23, 2000 was $18 11/16.

   (b) The approximate number of record holders of Ordinary Shares as of March 23, 2000 was 2,608.

  (c) The following table represents dividends paid per share to shareholders of record on each of the following dates.

                                                                    1999  1998
                                                                    ----- -----
      Shareholders of Record as of:
      March 31..................................................... $0.09 $0.08
      June 30...................................................... $0.11 $0.09
      September 30................................................. $0.11 $0.09
      December 31(1)............................................... $0.11 $0.09

--------
(1) The December 31, 1999 figure represents dividends declared on November 19, 1999 and paid on January 14, 2000.

   On April 14, 1998, the Company sold 16.5 million Ordinary Shares for net proceeds of approximately $606 million.

   ACE is a holding company whose principal source of income is investment income and dividends from its operating subsidiaries. The ability of the operating subsidiaries to pay dividends to ACE and the Company's ability to pay dividends to its shareholders are each subject to legal and regulatory restrictions. The declaration and payment of future dividends will be at the discretion of the Board of Directors and will be dependent upon the profits and financial requirements of the Company and other factors, including legal restrictions on the payment of dividends and such other factors as the Board of Directors deems relevant. See "Management's Discussion and Analysis of Results of Operations and Financial Condition, Liquidity and Capital Resources" in the 1999 Annual Report to Shareholders filed with this Form 10-K.

Item 6. Selected Financial Data

   Selected financial data for the year ended December 31, 1999, the three month period ended December 31, 1998 and the four years ended September 30, 1998 is incorporated by reference to page 1 of exhibit 13.1 filed with this Form 10-K.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

   This item is incorporated by reference to pages 18 through 36 of the 1999 Annual Report to Shareholders filed with this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

   This item is incorporated by reference to page 34 of the 1999 Annual Report to Shareholders filed with this Form 10-K.

Item 8. Financial Statements and Supplementary Data

   This item is incorporated by reference to pages 37 through 79 of the 1999 Annual Report to Shareholders filed with this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   There have been no changes in nor any disagreements with accountants on accounting and financial disclosure within the 27 months ended December 31, 1999.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

   This item is incorporated by reference to the sections entitled "Election of Directors--Nominees for Election to Terms Expiring in 2000," "Election of Directors--Nominees for Election to Terms Expiring in 2001" and "Election of Directors--Directors Whose Terms of Office Will Continue After This Meeting" of the definitive proxy statement for the Annual General Meeting of Shareholders to be held on June 9, 2000, which involves the election of directors and will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

Item 11. Executive Compensation

   This item is incorporated by reference to the section entitled "'Executive Compensation" of the definitive proxy statement for the Annual General Meeting of Shareholders to be held on June 9, 2000, which will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

Item 12. Security Ownership and Certain Beneficial Owners and Management

   This item is incorporated by reference to the section entitled "Beneficial Ownership of Ordinary Shares" of the definitive proxy statement for the Annual General Meeting of Shareholders to be held on June 9, 2000, which will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

Item 13. Certain Relationships and Related Transactions

   This item is incorporated by reference to the section entitled "Election of Directors-Certain Business Relationships" of the definitive proxy statement for the Annual General Meeting of Shareholders to be held on June 9, 2000, which will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

                                    PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

   (a) Financial Statements, Schedules and Exhibits

   1. Financial Statements

   The following is a list of financial statements filed as part of this Report, all of which have been incorporated by reference to the material in the 1999 Annual Report to Shareholders as described under item 8 of this Report

   -- Report of Independent Accountants
   -- Consolidated Balance Sheets at December 31, 1999 and 1998
   -- Consolidated Statements of Operations for the year ended December 31,
      1999, the three months ended December 31, 1998 and the years ended September 30, 1998 and 1997
   -- Consolidated Statements of Shareholders' Equity for the year ended
      December 31, 1999, the three months ended December 31, 1998 and the years ended September 30, 1998 and 1997
   -- Consolidated Statements of Cash Flows for the year ended December 31,
      1999, the three months ended December 31, 1998 and the years ended September 30, 1998 and 1997
   -- Notes to Consolidated Financial Statements.

   2. Financial Statement Schedules

   Included in Part IV of this report.

                                                                  Schedule
                                                                   Number  Page
                                                                  -------- ----
   -- Report of Independent Accountants on financial statement
      schedules included in Form 10-K...........................            34
   -- Summary of Investments....................................      I     35
   -- Condensed financial information of the Registrant as of
      December 31, 1999 and 1998 and for the year ended December
      31, 1999, the three months ended December 31, 1998 and the
      years ended September 30, 1998 and 1997...................     II     36
   -- Supplemental information concerning Property/Casualty
    Insurance Operations........................................     VI     39

   Other schedules have been omitted as they are not applicable to the Company, or the required information has been included in the financial statements and related notes.

3. Exhibits

  2.1 Amended and Restated Agreement and Plan of Merger, dated as of October
      26, 1999 among Capital Re Corporation, ACE Limited and CapRe Acquisition
      Corp. (incorporated by reference to Exhibit 2.1 to Registration Statement on Form S-4 (No. 333-90927)
  2.2 First Amendment to Amended and Restated Agreement and Plan of Merger, dated as of November 29, 1999, among Capital Re Corporation, ACE Limited and CapRe Acquisition Corp. (incorporated by reference to Exhibit 2.5 to
      Registration Statement on Form S-4 (No. 333-90927)
  2.3 Acquisition Agreement, dated as of January 11, 1999, among CIGNA
      Corporation, CIGNA Holdings, Inc. and ACE Limited (incorporated by reference to Exhibit 2.1 of Form 8-K current report (Date of earliest event reported: July 2, 1999))
  2.4 Amendment No. 1 to Acquisition Agreement, dated as of July 2, 1999, CIGNA
      Corporation, CIGNA Holdings, Inc. and ACE Limited (incorporated by reference to Exhibit 2.2 of Form 8-K current report (Date of earliest event reported: July 2, 1999))
  2.5 Amendment No. 2 to Acquisition Agreement, dated as of July 2, 1999, CIGNA
      Corporation, CIGNA Holdings, Inc. and ACE Limited (incorporated by reference to Exhibit 2.3 of Form 8-K current report (Date of earliest event reported: July 2, 1999))
  3.1 Memorandum of Association of the Company (incorporated by reference to Exhibit 3.1 to Form 10-K for the year ended September 30, 1998).
  3.2 Articles of Association of the Company (incorporated by reference to Exhibit 3.2 to Form 10-K for the year ended September 30, 1998).
  4.1 Memorandum of Association of the Company (see Exhibit 3.1).
  4.2 Articles of Association of the Company (see Exhibit 3.2).

  4.3   Specimen certificate representing Ordinary Shares, (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of
        the Company (No. 33-57206)).
  4.4   Form of the Declaration of Terms of Capital Re LLC 7.65% Cumulative
        Monthly Income Preferred Shares, Series A, January 24, 1994
        (incorporated by reference to Exhibit 4.2 to Capital Re's Registration
        Statement on Form S-3 (Reg. No. 33-72090)).
  4.5   Form of Liability Assumption Agreement dated as of January 24, 1994 between Capital Re Corporation and Capital Re LLC (incorporated by reference to Exhibit 99.2 to Capital Re's Registration Statement on
        Form S-3 (Reg. No. 33-72090)).
  4.6   Form of Loan Agreement dated as of January 24, 1994, between Capital Re
        Corporation and Capital Re LLC (incorporated by reference to Exhibit
        99.1 to Capital Re's Registration Statement on Form S-3 (Reg. No. 33-
        72090)).
  4.7   Form of Payment and Guarantee Agreement dated as of January 24, 1994 by
        Capital Re Corporation and Capital Re LLC (incorporated by reference to
        Exhibit 4.1 to Capital Re's Registration Statement on Form S-3 (Reg.
        No. 33-72090)).
 10.1*  ACE Limited Annual Performance Incentive Plan, (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 of
        the Company (No. 33-57206)).
 10.2*  ACE Limited Equity Linked Incentive Plan, (incorporated by reference to
        Exhibit 10.14 to the Registration Statement on Form S-1 of the Company
        (No. 33-57206)).
 10.3*  Amendment to ACE Limited Equity Linked Incentive Plan, (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 of
        the Company (No. 33-57206)).
 10.4*  ACE Limited Employee Retirement Plan, as amended through January 1,
        1999
 10.5*  ACE Limited Supplement Retirement Plan, (incorporated by reference to
        Exhibit 10.25 to the Registration Statement on Form S-1 of the Company
        (No. 33-57206)).
 10.6*  First Amendment to ACE Limited Supplement Retirement Plan,
        (incorporated by reference to Exhibit 10.26 to the Registration
        Statement on Form S-1 of the Company (No. 33-57206)).
 10.7*  Second Amendment to ACE Limited Supplement Retirement Plan,
        (incorporated by reference to Exhibit 10.27 to the Registration
        Statement on Form S-1 of the Company (No. 33-57206)).
 10.8*  Form of restricted stock award dated August 24, 1993 to ACE Limited
        Directors, (incorporated by reference to Exhibit 10.39 to Form 10-K of the Company for the year ended September 30, 1993).
 10.9*  Employment Agreement, dated October 1, 1994, between ACE Limited and
        Brian Duperreault, (incorporated by reference to Exhibit 10.42 to Form
        10-K of the Company for the year ended September 30, 1994).
 10.10* Option and Restricted Share Agreement, dated October 1, 1994, between
        ACE Limited and Brian Duperreault, (incorporated by reference to
        Exhibit 10.43 to Form 10-K of the Company for the year ended September
        30, 1994).
 10.11* Employment Agreement, dated January 9, 1995, between ACE Limited and
        Dominic J. Frederico, (incorporated by reference to Exhibit 10.45 to
        Form 10-K of the Company for the year ended September 30, 1995).
 10.12* Second amendment to ACE Limited Equity Linked Incentive Plan,
        (incorporated by reference to Exhibit 10.45 to Form 10-K of the Company for the year ended September 30, 1995).
 10.13* ACE Limited 1995 Long Term Incentive Plan (incorporated by reference to
        Exhibit 10.35 to Form 10-Q of the Company for the quarter ended March
        31, 1996).
 10.14* Employee Stock Purchase Plan (incorporated by reference to Exhibit
        10.36 to Form 10-Q of the Company for the quarter ended March 31,
        1996).
 10.15* 1995 Outside Directors Plan (incorporated by reference to Exhibit 10.37 to Form 10-Q of the Company for the quarter ended March 31, 1996).
 10.16* ACE Limited 1996 Tempest Replacement Option Plan (incorporated by reference to Exhibit 10.24 to Form 10-K of the Company for the year ended September 30, 1996).


 10.17* First Amendment of ACE Limited 1995 Long Term Incentive Plan
        (incorporated by reference to Exhibit 10.27 to Form 10-K of the Company for the year ended September 30, 1996).


 10.18* Third Amendment to Equity Linked Incentive Plan--Stock Appreciation
        Right Plan (incorporated by reference to Exhibit 10.28 to Form 10-Q of the Company for the quarter ended March 31, 1997).


 10.19* First Amendment of ACE Limited 1995 Outstanding Directors Plan
        (incorporated by reference to Exhibit 10.29 to Form 10-Q of the Company for the quarter ended June 30, 1997).


 10.20  364 day Credit Agreement dated as of December 11, 1997 among ACE
        Limited, A.C.E. Insurance Company Ltd., Corporate Officers & Directors
        Assurance Ltd. and Tempest Reinsurance Company Limited, the Banks listed on the signature pages hereof and Morgan Guaranty Trust Company of New York, as Administrative Agent (incorporated by reference to Exhibit 10.30 to Form 10-Q of the Company for the quarter ended June
        30, 1997).

 10.21  Five year Credit Agreement dated as of December 11, 1997 among ACE
        Limited, A.C.E. Insurance Company Ltd., Corporate Officers & Directors
        Assurance Ltd. and Tempest Reinsurance Company Limited, the Banks listed on the signature pages hereof and Morgan Guaranty Trust Company of New York, as Administrative Agent (incorporated by reference to exhibit 10.31 to Form 10-K of the Company for the year ended September
        30, 1997).


 10.22  Amended and Restated Reimbursement Agreement dated as of December 11,
        1997 among A.C.E. Insurance Company Ltd., the Banks listed on the signature pages hereof and Morgan Guaranty Trust Company of New York, as Issuing Bank and Administrative Agent, (incorporated by reference to exhibit 10.32 to Form 10-K of the Company for the year ended September
        30, 1997).


 10.23  Term Loan Agreement dated as of December 11, 1997 among ACE US
        Holdings, Inc., ACE Limited, the Banks listed on the signature pages hereof and Morgan Guaranty Trust Company of New York, as Administrative
        Agent, (incorporated by reference to exhibit 10.33 to Form 10-K of the Company for the year ended September 30, 1997).

 10.24* ACE Limited Elective Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company for the quarter ended December 31, 1997).


 10.25* ACE Limited Rules of the Approved U.K. Stock Option Program,
        (incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company for the quarter ended December 31, 1997).


 10.26 ACE US Holdings, Inc. Credit Sensitive Senior Notes due 2008 Indenture dated as of October 27, 1998 (incorporated by reference to Exhibit
        10.37 of Form 10-K of the Company for the year ended September 30,
        1998).


 10.27* ACE Limited 1998 Long-Term Incentive Plan (as amended through the first amendment) (incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company for the quarter ended December 31, 1998)


 10.28* ACE Limited Shareholder Rights Plan, dated as of May 7, 1999
        (incorporated by reference to Exhibit 99.1 of the Form 8-K current report (date of earliest event reported: May 7, 1999).


 10.29 Information Technology Services Agreement, dated as of June 29, 1999, among ACE INA Holdings Inc. and International Business Machines
        Corporation (incorporated by reference to Exhibit 99.1 of Form 8-K current report (Date of earliest event reported: July 2, 1999))

 10.30  Remarketing and Contingent Purchase Agreement, dated June 30, 1999, among ACE Limited, ACE INA Holdings Inc., ACE RHINOS Trust and Banc of
        America Securities LLC (incorporated by reference to Exhibit 99.2 of
        Form 8-K current report (Date of earliest event reported: July 2,
        1999))

 10.31  Letter agreement, dated as of June 29, 1999, between Bank of America
        Securities LLC and ACE Limited (incorporated by reference to Exhibit
        99.3 of Form 8-K current report (Date of earliest event reported: July
        2, 1999))


 10.32  Indenture, dated as of June 15, 1999, between ACE RHINOS Trust,
        Holdings and The First National Bank of Chicago, as Trustee
        (incorporated by reference to Exhibit 99.4 of Form 8-K current report
        (Date of earliest event reported: July 2, 1999))

 10.33  Supplemental Indenture, dated as of June 30, 1999, between ACE RHINOS
        Trust, Holdings and The First National Bank of Chicago, as Trustee
        (incorporated by reference to Exhibit 99.5 of Form 8-K current report
        (Date of earliest event reported: July 2, 1999))

 10.34* Second Amendment of the ACE Limited 1995 Outside Directors Plan
        (incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company for the quarter ended June 30, 1999).

 10.35* Third Amendment of the ACE Limited 1995 Outside Directors Plan
        (incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company for the quarter ended June 30, 1999).

 10.36  Senior Indenture, dated as of August 1, 1999, among ACE INA Holdings,
        Inc., ACE Limited and The First National Bank of Chicago, as trustee
        (incorporated by reference to exhibit 4.5 to registration statement on Form S-1 of the Company
        (No. 333-78841)).

 10.37* ACE Limited 1999 Replacement Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company for the quarter ended September 30, 1999).

 10.38  Indenture, dated as of November 30, 1999, among ACE INA Holdings, Inc.
        and Bank One Trust Company, N.A., as trustee

 10.39  Supplemental Indenture No. 1, dated as of December 6, 1999, among ACE
        INA Holdings, Inc. and Bank One Trust Company, N.A., as trustee

 10.40  Amended and Restated Trust Agreement, dated December 20, 1999, among
        ACE INA Holdings, Inc., Bank One Trust Company, National Association, as property trustee, Bank One Delaware Inc., as Delaware trustee and the administrative trustees named therein

 10.41  Indenture, dated as of December 1, 1999, among ACE INA Holdings, Inc.,
        ACE Limited and Bank One Trust Company, National Association

 10.42  Common Securities Guarantee Agreement, dated as of December 20, 1999

 10.43  Preferred Securities Guarantee Agreement, dated as of December 20, 1999

 10.44* Service Agreement between ACE London Services Limited and John Robert
        Charman dated July 9, 1998

 10.45* Deed of Covenant dated July 9, 1998 between John Robert Charman and
        Tarquin Limited

 10.46* Consulting Agreement dated as of January 1, 2000 between Kramer Capital
        Corp. and the Company

 10.47* Promissory note from Dominic Frederico.

 10.48 $75 million Credit Facility (subsequently amended to $100 million) between Capital Re Company, Various Banks and Deutsche Bank AG, as
        Agent (incorporated by reference to Exhibit 4.09 to the Annual Report on Form 10-K for Capital Re Corporation for the fiscal year ended
        December 31, 1994 (Comm. File No. 1-10995))

 10.49  $2.05 billion Credit Agreement dated as of June 11, 1999 among ACE INA
        Holdings Inc., as borrower, and ACE Limited, ACE Bermuda Insurance
        Ltd., and Tempest Reinsurance Company Limited as guarantors, various lenders, Merrill Lynch, Pierce, Fenner & Smith Incorporated as Lead
        Arranger and Syndication Agent and Morgan Guaranty Trust Company of New
        York as Administrative Agent.


 10.50  $250 million Credit Agreement dated as of June 11, 1999 with ACE
        Limited, ACE INA Holdings Inc., ACE Bermuda Insurance Ltd., and Tempest
        Reinsurance Company Limited as borrowers, various lenders, Merrill
        Lynch, Pierce, Fenner & Smith Incorporated as Lead Arranger and
        Syndication Agent and Morgan Guaranty Trust Company of New York as
        Administrative Agent.

 10.51  $750 million Credit Agreement dated as of June 11, 1999 with ACE
        Limited, ACE INA Holdings Inc., ACE Bermuda Insurance Ltd., and Tempest
        Reinsurance Company Limited as borrowers, various lenders, Merrill
        Lynch, Pierce, Fenner & Smith Incorporated as Lead Arranger and
        Syndication Agent and Morgan Guaranty Trust Company of New York as
        Administrative Agent.

 10.52  Reimbursement Agreement dated as of September 8, 1999 among ACE
        Limited, ACE Bermuda Insurance Ltd., Tempest Reinsurance Company
        Limited, as account parties, various banks, financial institutions and other institutional lenders, Mellon Bank, N.A., as issuing bank, Deutsche Bank AG, New York and/or Cayman Islands Branches and Fleet
        National Bank as documentation agents, and Mellon Bank, N.A. as administrative agent.

 10.53  GBP 290 million Credit Agreement dated November 26, 1999 with Ace
        Limited as borrower, Ace Insurance Company Ltd. as guarantor, various lenders and Citibank N.A. as Arranger.

 10.54* ACE Limited 1999 Replacement Stock Plan.

 10.55 Amendment dated as of January 27, 1998 to $100 Million Credit Facility between Capital Reinsurance Company, Various Banks and Deutsche Bank
        AG, as Agent (Incorporated by reference to Exhibit 4.11 to Form 10-K for the year ended December 31, 1997 for Capital Re Corporation (Comm.
        File No. 1-10995))

 10.56 Amendment dated as of March 22, 1999 to $100 Million Credit Facility between Capital Reinsurance Company, Various Banks and Deutsche Bank
        AG, as Agent (Incorporated by reference to Exhibit 4.11 to Form 10-K for the year ended December 31, 1998 for Capital Re Corporation (Comm.
        File No. 1-10995))

 13.1   Pages 1 and 18 through 79 of the 1999 Annual Report to Shareholders.

 21.1   Subsidiaries of the Company.

 23.1   Consent of PricewaterhouseCoopers LLP.

 27.1   Financial Data Schedule.

* Management Contract or Compensation Plan

   (b) Reports on Form 8-K

   The Company filed a Form 8-K current report (date of earlier event reported:
December 30, 1999) pertaining to its acquisition of Capital Reinsurance Corporation.

            REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT
                        SCHEDULES INCLUDED IN FORM 10-K

   Our report on the consolidated financial statements of ACE LIMITED AND SUBSIDIARIES has been incorporated by reference in this Form 10-K from page 38 of the 1999 Annual Report to Shareholders of ACE Limited. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in item 14 of this Form 10-K.

   In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as whole, present fairly, in all material respects, the information required to be included therein.

                                          PricewaterhouseCoopers LLP

New York, New York
February 16, 2000

                                   SCHEDULE I

       SUMMARY OF INVESTMENTS--OTHER THAN INVESTMENTS IN RELATED PARTIES

                          ACE LIMITED AND SUBSIDIARIES
                               December 31, 1999

                                        Cost or                    Amount
                                       Amortized              at which shown in
                                         Cost     Fair Value  the balance sheet
                                      ----------- ----------- -----------------
                                           (in thousands of U.S. dollars)
Fixed maturities:
Bonds:
  U.S. Treasury and agency........... $ 1,007,797 $   982,417    $   982,417
  Non-U.S. governments...............     682,679     681,770        681,770
  Corporate securities...............   4,829,052   4,688,341      4,688,341
  Mortgage-backed securities.........   2,107,397   2,067,137      2,067,137
  States, municipalities and
   political subdivision.............   1,453,477   1,430,138      1,430,138
                                      ----------- -----------    -----------
    Total fixed maturities...........  10,080,402   9,849,803      9,849,803
                                      =========== ===========    ===========
Equity securities:
Common stock:
  Public utilities...................      72,533      76,104         76,104
  Banks, trust and insurance
   companies.........................     105,119     113,314        113,314
  Industrial, miscellaneous and all
   other.............................     595,309     735,791        735,791
Non redeemable preferred stock.......       7,597       8,105          8,105
                                      ----------- -----------    -----------
    Total equity securities..........     780,558     933,314        933,314
                                      ----------- -----------    -----------
Other investments....................     303,714     300,311        300,311
                                      ----------- -----------    -----------
Short-term investments and cash......   1,794,188   1,792,107      1,792,107
                                      ----------- -----------    -----------
    Total investments and cash....... $12,958,862 $12,875,535    $12,875,535
                                      =========== ===========    ===========

                                  SCHEDULE II

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                          ACE LIMITED AND SUBSIDIARIES

                      BALANCE SHEETS (Parent Company Only)
                           December 31, 1999 and 1998

                                                           1999        1998
                                                        ----------  ----------
                                                        (in thousands of U.S.
                                                              dollars)
Assets
Investments and cash
  Investments in subsidiaries and affiliate on equity
   basis............................................... $4,438,895  $3,561,093
  Fixed maturities.....................................    201,596         --
  Short-term investments...............................     27,503     305,423
  Other investments, at cost...........................     27,850      21,013
  Cash.................................................     15,457      27,458
                                                        ----------  ----------
    Total investments and cash.........................  4,711,301   3,914,987
Due from subsidiaries and affiliates, net..............    201,548       7,394
Other assets...........................................     29,497      10,067
                                                        ----------  ----------
    Total assets....................................... $4,942,346  $3,932,448
                                                        ==========  ==========
Liabilities
Accounts payable and accrued liabilities............... $   42,979  $    5,171
Dividend payable.......................................     23,921      17,700
Short-term debt........................................    424,886         --
                                                        ----------  ----------
    Total liabilities..................................    491,786      22,871
                                                        ----------  ----------
Shareholders' equity
Ordinary Shares........................................      9,061       8,070
Additional paid-in capital.............................  2,214,989   1,767,188
Unearned stock grant compensation......................    (28,908)    (15,087)
Retained earnings......................................  2,321,570   2,040,664
Accumulated other comprehensive income.................    (66,152)    108,742
                                                        ----------  ----------
    Total shareholders' equity.........................  4,450,560   3,909,577
                                                        ----------  ----------
Total liabilities and shareholders' equity............. $4,942,346  $3,932,448
                                                        ==========  ==========

                             SCHEDULE II (Cont'd.)

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                          ACE LIMITED AND SUBSIDIARIES

                 STATEMENTS OF OPERATIONS (Parent Company Only)
 For the year ended December 31, 1999, the three months ended December 31, 1998 and the years ended September 30, 1998 and 1997

                         Year Ended  Three Months Ended  Year Ended   Year Ended
                         December 31    December 31     September 30 September 30
                            1999            1998            1998         1997
                         ----------- ------------------ ------------ ------------
                                      (in thousands of U.S. dollars)
Revenues
  Investment income,
   including
   intercompany interest
   income...............  $ 33,877        $  2,951        $(12,514)    $(17,348)
  Equity in net income
   of subsidiaries and
   affiliate............   400,623         245,619         616,658      522,368
  Net realized losses on
   investments..........    (9,354)             (4)             (6)         (16)
  Management fees.......       --              --              --        26,601
                          --------        --------        --------     --------   ---
                           425,146         248,566         604,138      531,605
Expenses
  Administrative
   expenses.............   (60,183)        (10,027)        (43,987)     (28,880)
                          --------        --------        --------     --------   ---
    Net income..........  $364,963        $238,539        $560,151     $502,725
                          ========        ========        ========     ========   ===

                             SCHEDULE II (Cont'd.)

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                          ACE LIMITED AND SUBSIDIARIES

                 STATEMENTS OF CASH FLOWS (Parent Company Only)
 For the year ended December 31, 1999, the three months ended December 31, 1998 and the years ended September 30, 1998 and 1997

                                            Three
                            Year Ended   Months Ended  Year Ended   Year Ended
                            December 31  December 31  September 30 September 30
                               1999          1998         1998         1997
                            -----------  ------------ ------------ ------------
                                      (in thousands of U.S. Dollars)
Cash flows from operating
 activities
 Net income...............  $   364,963   $ 238,539    $ 560,151    $ 502,725
 Adjustments to reconcile
 net income to net cash
 provided by operating
 activities
  Equity in net income of
   subsidiaries and
   affiliate..............     (400,623)   (245,619)    (616,658)    (522,368)
  Realized losses on
   investments............        9,354           4            6           16
  Amortization of
   premium/discounts on
   fixed maturities.......       (3,176)        --           --           --
  Amounts due to
   subsidiaries and
   affiliate, net.........     (113,634)     49,463      (41,585)      (6,944)
  Accounts payable and
   accrued liabilities....       37,808      (1,606)         (33)     (10,004)
  Accrued interest on
   advances from
   affiliate..............      (15,353)        --       (18,250)       3,978
  Other...................      (19,430)    (10,919)       2,405       (6,804)
                            -----------   ---------    ---------    ---------
    Net cash flows from
     (used for) operating
     activities...........     (140,091)     29,862     (114,966)     (39,401)
                            -----------   ---------    ---------    ---------
Cash flow from investing
 activities
  Purchases of fixed
   maturities.............     (402,079)   (305,423)         --           --
  Sales of fixed
   maturities.............      467,010         --           --           --
  Other investments.......       (6,837)     12,453         (314)         --
  Dividends received from
   subsidiaries...........      966,000     300,000      365,000      190,000
  Capitalization of
   subsidiary.............   (1,160,351)        --      (856,477)         --
  Advances to affiliate...     (400,000)        --           --      (241,000)
  Repayment of advances
   from affiliate.........      (20,039)        --           --       (19,817)
                            -----------   ---------    ---------    ---------
    Net cash from (used
     for) investing
     activities...........     (556,296)      7,030     (491,791)     (70,817)
                            -----------   ---------    ---------    ---------
Cash flows from financing
 activities
  Dividends paid..........      (77,836)    (17,422)     (54,389)     (43,028)
  Proceeds from short-term
   debt...................      424,886         --       635,000          --
  Proceeds from exercise
   of options for shares..        5,672       1,931        4,243        2,191
  Proceeds from shares
   issued under ESPP......        1,151         --           955          --
  Advances from
   affiliate..............      330,513         --       504,600      525,020
  Repayment of bank debt..          --          --      (385,000)         --
  Proceeds from shares
   issued under SAR Plan..          --          --           --         4,156
  Net proceeds from
   issuance of Ordinary
   Shares.................          --          --       605,899          --
  Repurchase of Ordinary
   Shares.................          --          --      (107,644)    (182,648)
  Loan Repayments.........          --          --      (608,620)    (180,000)
                            -----------   ---------    ---------    ---------
    Net cash from (used
     for) financing
     activities...........      648,386     (15,491)     595,044      125,691
                            -----------   ---------    ---------    ---------
Net increase (decrease) in
 cash.....................      (12,001)     21,401      (11,713)      15,473
Cash-beginning of period..       27,458       6,057       17,770        2,297
                            -----------   ---------    ---------    ---------
Cash end of period........  $    15,457   $  27,458    $   6,057    $  17,770
                            ===========   =========    =========    =========

                                  SCHEDULE VI

                          ACE LIMITED AND SUBSIDIARIES

       SUPPLEMENTARY INFORMATION CONCERNING PROPERTY/CASUALTY OPERATIONS

                                 Net
                               Reserves                                                        Amortization
                              for Unpaid                                                       of Deferred     Paid
                   Deferred   Losses and                          Net       Losses and loss       Policy    Losses and    Net
                  Acquisition    Loss     Unearned    Earned   Investment  Expenses Incurred   Acquisition     Loss     Premiums
                     Costs     Expenses   Premium    Premium     Income       Related to          Costs      Expenses   Written
                  ----------- ---------- ---------- ---------- ---------- -------------------  ------------ ---------- ----------
                                                                           Current    Prior
                                                                             Year      Year
                                                                          ---------- --------
                                                          (in thousands of U.S. dollars)
Dec. 31, 1999...   $514,425   $8,908,817 $2,428,828 $2,485,737  $493,337  $1,601,278 $ 38,265    $338,076   $2,432,898 $2,495,348
Dec. 31, 1998
 (3 months).....   $ 67,502   $2,577,805 $  705,712 $  218,007  $ 85,095  $  126,139 $(14,970)   $ 27,812   $  211,705 $  154,103
Sept. 30, 1998..   $ 76,445   $2,678,341 $  773,702 $  894,303  $324,254  $  534,021 $(17,129)   $105,654   $  583,776 $  880,973
Sept. 30, 1997..   $ 51,191   $2,006,873 $  510,231 $  805,372  $253,440  $  486,140      --     $ 85,762   $  421,895 $  789,773

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ACE Limited

                                              /s/ Christopher Z. Marshall
                                          By:__________________________________
                                                  Christopher Z. Marshall
                                                  Chief Financial Officer

March 28, 2000

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                          Title                 Date
              ---------                          -----                 ----

        /s/  Brian Duperreault         Chairman, Chief Executive  March 28, 2000
______________________________________  Officer; Director
          Brian Duperreault

     /s/ Christopher Z. Marshall       Chief Financial Officer    March 28, 2000
______________________________________  (Principal Financial
       Christopher Z. Marshall          Officer)

          /s/ Robert A. Blee           Chief Accounting Officer   March 28, 2000
______________________________________  (Principal Accounting
            Robert A. Blee              Officer)

          /s/ Donald Kramer            Vice Chairman; Director    March 28, 2000
______________________________________
            Donald Kramer

         /s/ Michael G. Atieh          Director                   March 28, 2000
______________________________________
           Michael G. Atieh

        /s/ Bruce L. Crockett          Director                   March 28, 2000
______________________________________
          Bruce L. Crockett

        /s/ Roberto G. Mendoza         Director                   March 28, 2000
______________________________________
          Roberto G. Mendoza

        /s/ Meryl D. Hartzband         Director                   March 28, 2000
______________________________________
          Meryl D. Hartzband

       /s/ Robert M. Hernandez         Director                   March 28, 2000
______________________________________
         Robert M. Hernandez

          /s/ Peter Menikoff           Director                   March 28, 2000
______________________________________
            Peter Menikoff

          /s/ Thomas J. Neff           Director                   March 28, 2000
:_____________________________________
            Thomas J. Neff

              Signature                          Title                   Date
              ---------                          -----                   ----

         /s/  Glen M. Renfrew          Director                     March 28, 2000
______________________________________
           Glen M. Renfrew

           /s/  Robert Ripp            Director                     March 28, 2000
______________________________________
             Robert Ripp

         /s/ Walter A. Scott           Director                     March 28, 2000
______________________________________
           Walter A. Scott

        /s/ Dermot F. Smurfit          Director                     March 28, 2000
______________________________________
          Dermot F. Smurfit

        /s/  Robert W. Staley          Director                     March 28, 2000
______________________________________
           Robert W. Staley

          /s/ Gary M. Stuart           Director                     March 28, 2000
______________________________________
            Gary M. Stuart

         /s/ Sidney F. Wentz           Director                     March 28, 2000
______________________________________
           Sidney F. Wentz