Form 10-Q
period 2000-03-31
ACE LTD
filed 2000-05-15
CIK 896159

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549


                                 FORM 10-Q



(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the Quarterly Period Ended March 31, 2000

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


           YES       x                             NO
                ----------                            --------


The number of registrant's Ordinary Shares ($0.041666667 par value) outstanding as of May 11, 2000 was 217,018,141

                                ACE LIMITED


                             INDEX TO FORM 10-Q


Part I.  FINANCIAL INFORMATION
------------------------------

                                                                       Page No.
                                                                       -------

Item 1.  Financial Statements:

         Consolidated Balance Sheets
             March 31, 2000 (Unaudited) and December 31, 1999             3

         Consolidated Statements of Operations (Unaudited)
             Three Months Ended March 31, 2000 and 1999                   4

         Consolidated Statements of Shareholders' Equity (Unaudited)
             Three Months Ended March 31, 2000 and 1999                   5

         Consolidated Statements of Comprehensive Income (Unaudited)
             Three Months Ended March 31, 2000 and 1999                   6

         Consolidated Statements of Cash Flows (Unaudited)
             Three Months Ended March 31, 2000 and 1999                   7

         Notes to Interim Consolidated Financial Statements (Unaudited)   8

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition                               16


Part II.  OTHER INFORMATION
---------------------------

Item 5.  Other Information                                                28

Item 6.  Exhibits and Reports on Form 8-K                                 28

                        ACE LIMITED AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                                                                                      March 31            December 31
                                                                                        2000                 1999
                                                                                        ----                 ----
                                                                                     (Unaudited)
                                                                                     (in thousands of U.S. Dollars,
                                                                                     except share and per share data)

     Assets
     Investments and cash
        Fixed maturities available for sale, at fair value
          (amortized cost - $10,198,527 and $10,080,402)                           $   10,003,071        $   9,849,803
        Equity securities, at fair value (cost - $528,720 and $780,558)                   651,572              933,314
        Short-term investments, at fair value
          (amortized cost - $937,539 and $1,194,956)                                      937,539            1,192,875
        Other investments, at fair value  (cost - $415,211 and $303,714)                  413,658              300,311
        Cash                                                                              807,921              599,232
                                                                                  ---------------       --------------
            Total investments and cash                                                 12,813,761           12,875,535

     Accrued investment income                                                            193,433              170,755
     Insurance and reinsurance balances receivable                                      2,321,072            2,018,788
     Accounts and notes receivable                                                        537,100              533,863
     Reinsurance recoverable                                                            8,551,066            8,840,081
     Deferred policy acquisition costs                                                    566,211              514,425
     Prepaid reinsurance premiums                                                         584,294              580,244
     Goodwill                                                                           2,806,044            2,822,718
     Deferred tax assets                                                                  945,115              916,184
     Other assets                                                                         927,202              850,295
                                                                                  ---------------       --------------
            Total assets                                                           $   30,245,298         $ 30,122,888
                                                                                  ===============       ==============
     Liabilities
     Unpaid losses and loss expenses                                               $   16,857,235         $ 16,460,247
     Unearned premiums                                                                  2,759,982            2,428,828
     Premiums received in advance                                                          67,330               63,759
     Insurance and reinsurance balances payable                                         1,264,569            1,735,956
     Contract holder deposit funds                                                        183,931              201,079
     Accounts payable, accrued expenses and other liabilities                           1,462,703            1,684,725
     Dividend payable                                                                      23,863               23,921
     Short-term debt                                                                      758,063            1,074,585
     Long-term debt                                                                     1,424,228            1,424,228
     Trust preferred securities                                                           875,000              575,000
                                                                                  ---------------       --------------
            Total liabilities                                                          25,676,904           25,672,328
                                                                                  ===============       ==============

     Commitments and contingencies

     Shareholders' Equity
     Ordinary Shares ($0.041666667 par value, 300,000,000 shares authorized;
          216,901,913 and 217,460,515 shares issued and outstanding)                        9,038                9,061
     Additional paid-in capital                                                         2,197,331            2,214,989
     Unearned stock grant compensation                                                    (28,358)             (28,908)
     Retained earnings                                                                  2,472,224            2,321,570
     Accumulated other comprehensive (loss)                                               (81,841)             (66,152)
                                                                                  -----------------     -----------------
            Total shareholders' equity                                                  4,568,394            4,450,560
                                                                                  -----------------     ----------------
            Total liabilities and shareholders' equity                             $   30,245,298          $30,122,888
                                                                                  =================     ================

                   See accompanying notes to interim consolidated financial statements



                        ACE LIMITED AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS

             For the Three Months Ended March 31, 2000 and 1999

                                (Unaudited)
                                                             Three Months Ended
                                                                  March 31
                                                         2000                 1999
                                                   -----------------    ------------------
                                                   (in thousands of U.S. Dollars, except
                                                              per share data)

  Revenues
        Gross premiums written                      $    1,996,960       $      435,495
        Reinsurance premiums ceded                        (539,938)             (94,830)
                                                   -----------------    ------------------

        Net premiums written                             1,457,022              340,665
        Change in unearned premiums                       (352,216)             (55,398)
                                                   -----------------    ------------------

        Net premiums earned                              1,104,806              285,267
        Net investment income                              182,935               86,484
        Net realized gains on investments                   56,740               17,254
                                                   -----------------    ------------------
            Total revenues                               1,344,481              389,005
                                                   -----------------    ------------------

  Expenses
        Losses and loss expenses                           715,483              156,881
        Policy acquisition costs                           150,642               34,353
        Administrative expenses                            194,008               54,650
        Amortization of goodwill                            19,646                4,420
        Interest expense                                    57,189                4,530
                                                   -----------------    ------------------
            Total expenses                               1,136,968              254,834
                                                   -----------------    ------------------

  Income before income taxes                               207,513              134,171
  Income tax expense                                        33,000                5,152
                                                   -----------------    ------------------

  Net income                                        $      174,513       $      129,019
                                                   =================    ==================

  Basic earnings per share                                   $0.80                $0.67
                                                   =================    ==================

  Diluted earnings per share                                 $0.80                $0.65
                                                   =================    ==================


    See accompanying notes to interim consolidated financial statements







                        ACE LIMITED AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             For the Three Months Ended March 31, 2000 and 1999
                                (Unaudited)
                                                                       Three Months Ended
                                                                             March 31
                                                                     2000                 1999
                                                                 --------------      --------------
                                                                  (in thousands of U.S. Dollars)

 Ordinary shares
    Balance at beginning of period                                $     9,061         $      8,070
    Ordinary Shares issued                                                  3                    -
    Cancellation of Ordinary Shares                                       (28)                   -
    Exercise of stock options                                               2                    8
                                                                 --------------      --------------
       Balance at end of period                                         9,038                8,078
                                                                 --------------      --------------
 Additional paid-in capital
    Balance at beginning of period                                  2,214,989            1,767,188
    Ordinary Shares issued                                                735                    -
    Cancellation of Ordinary Shares                                   (18,950)                   -
    Exercise of stock options                                             557                3,036
                                                                 --------------      --------------
       Balance at end of period                                     2,197,331            1,770,224
                                                                 --------------      --------------
 Unearned stock grant compensation
    Balance at beginning of period                                    (28,908)             (15,087)
    Stock grants awarded                                               (1,750)                (808)
    Amortization                                                        2,300                2,279
                                                                 --------------      --------------
       Balance at end of period                                       (28,358)             (13,616)
                                                                 --------------      --------------
 Retained earnings
    Balance at beginning of period                                  2,321,570            2,040,664
    Net income                                                        174,513              129,019
    Dividends declared                                                (23,859)             (17,446)
                                                                 --------------      --------------
       Balance at end of period                                     2,472,224            2,152,237
                                                                 --------------      --------------
 Accumulated other comprehensive income (loss)
 Net unrealized appreciation (depreciation) on investments
    Balance at beginning of period                                    (83,327)             102,271
    Change in period, net of tax                                         (242)             (65,359)
                                                                 --------------      --------------
       Balance at end of period                                       (83,569)              36,912
                                                                 --------------      --------------
 Cumulative translation adjustments
    Balance at beginning of period                                     17,175                6,471
    Net adjustments during period                                     (15,447)              (4,090)
                                                                 --------------      --------------
       Balance at end of period                                         1,728                2,381
                                                                 --------------      --------------

    Accumulated other comprehensive income (loss)                     (81,841)              39,293
                                                                 --------------      --------------
 Total shareholders' equity                                        $4,568,394           $3,956,216
                                                                 ==============      ==============


         See accompanying notes to interim consolidated financial statements






                        ACE LIMITED AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

             For the Three Months Ended March 31, 2000 and 1999

                                (Unaudited)

                                                                                             Three Months Ended
                                                                                                  March 31
                                                                                          2000                 1999
                                                                                          ----                 ----
                                                                                       (in thousands of U.S. Dollars)

   Net income                                                                         $    174,513         $   129,019

   Other comprehensive income (loss)
      Net unrealized appreciation (depreciation) on investments
         Unrealized appreciation (depreciation) on investments                              72,229             (41,509)
         Less: reclassification adjustment for net realized gains
           included in net income                                                          (63,059)            (27,739)

                                                                                     ----------------     ---------------
                                                                                             9,170             (69,248)

       Cumulative translation adjustments                                                  (22,418)             (4,090)

                                                                                     ----------------     ---------------
   Other comprehensive income (loss), before income taxes                                  (13,248)            (73,338)

   Income tax benefit (expense) related to other comprehensive income items                 (2,441)              3,889

                                                                                     ----------------     ---------------
   Other comprehensive income (loss)                                                       (15,689)            (69,449)
                                                                                     ----------------     ---------------


                                                                                     ----------------     ---------------
   Comprehensive income                                                               $    158,824          $   59,570
                                                                                     ================     ===============



                           See accompanying notes to interim consolidated financial statements






                        ACE LIMITED AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Three Months Ended March 31, 2000 and 1999

                                (Unaudited)
                                                                                              Three Months Ended
                                                                                                  March 31
                                                                                           2000               1999
                                                                                           ----               ----
                                                                                       (in thousands of U.S. Dollars)

      Cash flows from operating activities
      Net income                                                                       $    174,513       $   129,019
      Adjustments to reconcile net income to net cash used for operating activities:
                Unearned premiums                                                           344,193            32,449
                Unpaid losses and loss expenses, net of reinsurance recoverable             574,116          (143,552)
                Prepaid reinsurance premiums                                                 (4,050)           16,967
                Deferred tax assets                                                          (4,094)             (852)
                Net realized gains on investments                                           (56,740)          (17,254)
                Amortization of premium/discounts on fixed maturities                           393            (5,893)
                Amortization of goodwill                                                     19,646             4,420
                Deferred policy acquisition costs                                           (54,906)           (1,897)
                Insurance and reinsurance balances receivable                              (304,004)          (78,043)
                Premiums received in advance                                                  3,571            (8,759)
                Insurance and reinsurance balances payable                                 (472,242)           36,716
                Accounts payable, accrued expenses and other liabilities                   (270,080)          (11,406)
                Net change in contract holder deposit funds                                  (8,006)                -
                Other                                                                       (26,318)          (28,708)
                                                                                      ----------------   ---------------
                Net cash flows used for operating activities                                (84,008)          (76,793)
                                                                                      ----------------   ---------------
      Cash flows from investing activities
                Purchases of fixed maturities                                            (2,712,024)       (4,518,955)
                Purchases of equity securities                                             (146,166)          (99,084)
                Sales of fixed maturities                                                 2,800,521         4,254,178
                Sales of equity securities                                                  492,175           102,055
                Maturities of fixed maturities                                                4,094           397,875
                Net realized gains on financial futures contracts                             8,877             3,535
                Other investments                                                          (114,900)          (15,891)
                Acquisition of subsidiaries, net of cash acquired                                 -            (9,000)
                                                                                      ----------------   ---------------
                Net cash flows from investing activities                                    332,577           114,713
                                                                                      ----------------   ---------------
      Cash flows from financing activities
                Dividends paid                                                              (23,917)          (17,429)
                Repayment of bank debt                                                     (605,530)                -
                Proceeds from short-term debt                                               289,008                 -
                Proceeds from issuance of trust preferred securities                        300,000                 -
                Proceeds from exercise of options for Ordinary Shares                           559             4,971
                                                                                         ----------------   ---------------
                Net cash flows used for financing activities                                (39,880)          (12,458)
                                                                                         ----------------   ---------------
      Net increase in cash                                                                  208,689            25,462

      Cash at beginning of period                                                           599,232           240,556
                                                                                      ----------------   ---------------
      Cash at end of period                                                           $     807,921      $    266,018
                                                                                      ================   ===============

                    See accompanying notes to interim consolidated financial statements

                        ACE LIMITED AND SUBSIDIARIES
             NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

1.    General

The interim consolidated financial statements, which include the accounts of the Company and its subsidiaries, have been prepared on the basis of accounting principles generally accepted in the United States of America and, in the opinion of management, reflect all adjustments (consisting of normally recurring accruals) necessary for a fair presentation of results for such periods. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the consolidated financial statements, and related notes thereto, included in the Company's 1999 Annual Report on Form 10-K.

ACE Limited ("ACE" or the "the Company") is a holding company incorporated with limited liability under the Cayman Islands Companies Law and maintains its business office in Bermuda. The Company provides property and casualty insurance and reinsurance for a diverse group of customers worldwide. ACE International also provides accident and health insurance products that are designed to meet the insurance needs of individuals and groups outside of the U.S. insurance markets. In addition, through ACE Global Markets, the Company provides funds at Lloyd's to support underwriting by Lloyd's syndicates managed by Lloyd's managing agencies, which are indirect wholly owned subsidiaries of ACE. ACE operates through six business segments: ACE Bermuda, ACE Global Markets, ACE Global Reinsurance, ACE USA, ACE International and ACE Financial Services.

On July 2, 1999, the Company completed the ACE INA acquisition. This acquisition was recorded using the purchase method of accounting and, accordingly, the consolidated financial statements of the Company include the results of ACE INA and its subsidiaries from July 2, 1999, the date of the acquisition. ACE INA is the holding company for ACE USA and ACE International operating segments.

On December 30, 1999, the Company acquired ACE Financial Services (previously Capital Re Corporation). This acquisition has been recorded using the purchase method of accounting and, accordingly, the consolidated financial statements of the Company include the results of operations of ACE Financial Services and its subsidiaries from December 30, 1999, the date of the acquisition.

For the three months ended March 31, 2000, approximately 57 percent of the Company's premiums written came from companies headquartered in North America, 22 percent came from companies headquartered in Europe, 6 percent came from companies headquartered in Australia and New Zealand, 3 percent came from companies headquartered in Latin America, 4 percent from companies headquartered in Asia Pacific and 8 percent came from companies headquartered in other countries.

2.       Significant Accounting Policies

a)   New accounting pronouncements

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective beginning in the first quarter of fiscal 2001. The Company is currently assessing the effect of adopting this statement on its financial position and operating results, which as yet, has not been determined.

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

4.   Restricted Stock Awards

Under the Company's long-term incentive plans, 68,418 restricted Ordinary Shares were awarded during the three months ended March 31, 2000, to officers of the Company and its subsidiaries. These shares vest at various dates through March 2004.

At the time of grant the market value of the shares awarded under these grants is recorded as unearned stock grant compensation and is presented as a separate component of shareholders' equity. The unearned compensation is charged to income over the vesting period.

5.   Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share.

-------------------------------------------------------------------------------------------------
                                                                       Three Months Ended
                                                                            March 31
                                                                     2000              1999
                                                                     ----              ----
                                                                 (In thousands of U.S. dollars
                                                                          except share
                                                                      and per share data)

Numerator:
    Net Income                                                    $     174,513    $      129,019
                                                                ================  ===============

Denominator:
    Denominator for basic earnings per share -
    Weighted average shares outstanding                             216,882,344       193,758,050

    Effect of dilutive securities                                     2,103,927         3,422,737
                                                                ----------------  ---------------

    Denominator for diluted earnings per share -
    Adjusted weighted average shares outstanding
      and assumed conversions                                       218,986,271       197,180,787
                                                                ================  ===============

    Basic earnings per share                                              $0.80             $0.67
                                                                ================  ===============

    Diluted earnings per share                                            $0.80             $0.65
                                                                ================  ===============
-------------------------------------------------------------------------------------------------

6.       Debt

---------------------------------------------------------------------------------------------------------------------
                                                            Coupon                March 31            December 31
                                                            ------                --------            -----------
                                                            Rates                   2000                  1999
                                                            -----                   ----                  ----
                                                                                  (in millions of U.S. Dollars)

Short-term debt
     ACE Limited commercial paper                          Various             $         408             $      425
     ACE INA commercial paper                              Various                       325                    625
     ACE Financial Services Note                           Various                        25                     25
                                                                             -------------------    -----------------
                                                                               $         758             $    1,075
                                                                             -------------------    -----------------

Long-term debt
     ACE INA Notes due 2004                                 8.20%              $         400             $      400
     ACE INA Notes due 2006                                 8.30%                        299                    299
     ACE US Holdings Senior Notes due 2008                  6.47%                        250                    250
     ACE INA Subordinated Notes due 2009                    8.41%                        300                    300
     ACE INA Debentures due 2029                            8.875%                       100                    100
     ACE Financial Services Debentures due 2002             7.75%                         75                     75
                                                                             -------------------    -----------------
                                                                               $       1,424             $    1,424
                                                                             -------------------    -----------------

Trust Preferred Securities
     ACE INA RHINO Preferred Securities due 2002        Libor + 1.25%          $         400             $      400
     ACE Financial Services Monthly Income
       Preferred Securities due 2044                        7.65%                         75                     75
     ACE INA Trust Preferred Securities due 2029            8.875%                       100                    100
     ACE INA Capital Securities due 2030                    9.70%                        300                      -
                                                                             -------------------    -----------------
                                                                               $         875             $      575
                                                                             ===================    =================
---------------------------------------------------------------------------------------------------------------------

ACE INA Capital Securities

On March 31, 2000, ACE Capital Trust II, a Delaware statutory business trust ("ACE Capital Trust II") issued and sold in a public offering $300 million of 9.70 percent Capital Securities (the "Capital Securities"). All of the common securities of ACE Capital Trust II (the "ACE Capital Trust II Common Securities") are owned by ACE INA.

The Capital Securities mature on April 1, 2030, which may not be extended. Distributions on the Capital Securities are payable semi-annually at a rate of 9.70 percent, however, ACE Capital Trust II may defer these payments for up to 10 consecutive semi-annual periods (but no later than April 1, 2030). Any deferred payments would accrue interest semi-annually on a compounded basis if ACE INA defers interest on the Subordinated Debentures due 2030 (as defined below).

The sole assets of ACE Capital Trust II consist of $309,280,000 principal amount of 9.70 percent Junior Subordinated Deferrable Interest Debentures (the "Subordinated Debentures due 2030") issued by ACE INA. The
Subordinated Debentures due 2030 mature on April 1, 2030. Interest on the Subordinated Debentures due 2030 is payable semi-annually at a rate of 9.70 percent, however, ACE INA may defer such interest payments (but no later than April 1, 2030), with such deferred payments accruing interest compounded semi-annually. ACE INA may redeem the Subordinated Debentures due 2030 in the event certain changes in tax or investment company law occur at a redemption price equal to accrued and unpaid interest to the redemption date plus the greater of (i) 100 percent of the principal amount thereof, or (ii) the sum of the present value of scheduled payments of principal and interest on the debentures from the redemption date to April 1, 2030, discounted to the redemption date on a semi-annual basis at a discount rate equal to the applicable treasury rate plus 3.1 percent, in the first year after issuance, and the applicable treasury rate plus
 .50 percent thereafter. The Capital Securities and the ACE Capital Trust II Common Securities will be redeemed upon repayment of the Subordinated Debentures due 2030.

The Company has guaranteed, on a subordinated basis, ACE INA's obligations under the Subordinated Debentures due 2030, and distributions and other payments due on the Capital Securities (the "Guarantees"). The Guarantees, when taken together with the Company's obligations under expense agreements entered into with ACE Capital Trust II, provide a full and unconditional guarantee of amounts due on the Capital Securities.

7.       Reinsurance

The Company purchases reinsurance to manage various exposures including catastrophic risks. Although reinsurance agreements contractually obligate the Company's reinsurers to reimburse it for the agreed upon portion of its gross paid losses, they do not discharge the primary liability of the Company. The amounts for net premiums written and net premiums earned in the statements of operations are net of reinsurance. Direct, assumed and ceded amounts for these items for the three months ended March 31, 2000 and 1999 are as follows:

------------------------------------------------------------------------------------------------
                                                                     Three Months Ended
                                                                          March 31
                                                                   2000              1999
                                                                   ----              ----
                                                                (in thousands of U.S. dollars)
Premiums
Premiums written
   Direct                                                     $  1,468,667      $     218,461
   Assumed                                                         528,293            217,034
   Ceded                                                          (539,938)           (94,830)
                                                              ---------------   ----------------
   Net premiums written                                        $ 1,457,022      $     340,665
                                                              ===============   ================

Premiums earned
   Direct                                                      $ 1,063,108      $     252,215
   Assumed                                                         401,923            129,560
   Ceded                                                          (360,225)           (96,508)
                                                              ---------------   ----------------
   Net premiums earned                                        $  1,104,806      $     285,267
                                                              ===============   ================
------------------------------------------------------------------------------------------------

The Company's provision for reinsurance recoverable at March 31, 2000 and December 31, 1999 is as follows:

--------------------------------------------------------------------------------------------------------------------------
                                                                                         March 31          December 31
                                                                                           2000                1999
                                                                                           ----                ----
                                                                                        (in thousands of U.S. dollars)

Reinsurance recoverable on paid losses and loss expenses                                  $   733,252        $  1,288,651
Reinsurance recoverable on unpaid losses and loss expenses                                  8,555,561           8,309,014
Provision for uncollectible balances                                                         (737,747)           (757,584)
                                                                                     -----------------   -----------------
Total reinsurance recoverable                                                            $  8,551,066        $  8,840,081
                                                                                     =================   =================

--------------------------------------------------------------------------------------------------------------------------

8.       Taxation

Under current Cayman Islands law, the Company is not required to pay any taxes in the Cayman Islands on its income or capital gains. The Company has received an undertaking that, in the event of any taxes being imposed, the Company will be exempted from taxation in the Cayman Islands until the year 2013. Under current Bermuda law, the Company and its Bermuda subsidiaries are not required to pay any taxes in Bermuda on its income or capital gains. The Company has received an undertaking from the Minister of Finance in Bermuda, that in the event of any taxes being imposed, the Company will be exempt from taxation in Bermuda until March 2016.

Income from the Company's operations at Lloyd's are subject to United Kingdom corporation taxes. Lloyd's is required to pay U.S. income tax on U.S. connected income ("U.S. income") written by Lloyd's syndicates. Lloyd's has a closing agreement with the IRS whereby the amount of tax due on this business is calculated by Lloyd's and remitted directly to the IRS. These amounts are then charged to the personal accounts of the Names/Corporate Members in proportion to their participation in the relevant syndicates. The Company's Corporate Members are subject to this arrangement but, as UK domiciled companies, will receive UK corporation tax credits for any U.S. income tax incurred up to the value of the equivalent UK, corporation income tax change on the U.S. income.

ACE INA, ACE US Holdings and ACE Financial Services are subject to income taxes imposed by U.S. authorities and file U.S. tax returns. Certain international operations of the Company are also subject to income taxes imposed by the jurisdictions in which they operate.

The Company is not subject to taxation other than as stated above. There can be no assurance that there will not be changes in applicable laws, regulations or treaties which might require the Company to change the way it operates or become subject to taxation.

The income tax provision for the three months ended March 31, 2000 and 1999 is as follows:

------------------------------------------------------------------------------------
                                                         Three Months Ended
                                                              March 31
                                                       2000               1999
                                                       ----               ----
                                                   (in thousands of U.S. dollars)

Current tax expense                               $       8,728       $       1,220
Deferred tax expense                                     24,272               3,932
                                                  ----------------    --------------
Provision for income taxes                        $      33,000       $       5,152
                                                  ================    ==============

------------------------------------------------------------------------------------

The components of the net deferred tax asset as of March 31, 2000 and December 31, 1999 is as follows:

--------------------------------------------------------------------------------------
                                                     March 31           December 31
                                                       2000                1999
                                                       ----                ----
                                                     (in thousands of U.S. dollars)

Deferred tax assets
     Loss reserve discount                          $  659,696         $  677,459
     Unearned premium adjustment                        (2,843)                 -
     Foreign tax credits                               127,171            116,829
     Uncollectible reinsurance                          24,162             24,413
     Net operating loss carry forward                  173,151            164,993
     Unrealized depreciation on investments              7,084             12,557
     Other                                             293,816            305,647
                                                   --------------     ----------------
          Total deferred tax assets                  1,282,237          1,301,898
                                                   --------------     ----------------
Deferred tax liabilities
     Deferred policy acquisition costs                  85,354             87,691
     Unrealized appreciation on investments              4,468                  -
     Other                                             120,800            164,699
                                                   --------------     ----------------
          Total deferred tax liabilities               210,622            252,390
                                                   --------------     ----------------
Valuation allowance                                    126,500            133,324
                                                   --------------     ----------------
Net deferred tax asset                              $  945,115         $  916,184
                                                   ==============     ================

--------------------------------------------------------------------------------------

9.       Summarized financial information

The following is consolidated summarized financial information for ACE INA and ACE Financial Services, both wholly owned subsidiaries of the Company.

----------------------------------------------------------------------------------------
Selected Financial Data: ACE INA                                   Three Months Ended
                                                                        March 31
                                                                          2000
                                                                          ----
                                                                 (in thousands of U.S.
                                                                        Dollars)

Selected Statement of Operations Data
Total revenue                                                    $          831,194
Net income                                                       $           53,462

Selected Balance Sheet Data
Total investments and cash                                       $        7,313,187
Total assets                                                             21,672,412
Unpaid losses and loss expenses                                          13,623,505
Total shareholders' equity                                       $        1,346,334
----------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------
Selected Financial Data: ACE Financial Services                    Three Months Ended
                                                                        March 31
                                                                          2000
                                                                          ----
                                                                    (in thousands of
                                                                     U.S. Dollars)

Selected Statement of Operation Data
Total revenue                                                     $         107,722
Net income                                                        $          20,799

Selected Balance Sheet Data
Total investments and cash                                        $       1,699,305
Total assets                                                              2,080,716
Unpaid losses and loss expenses                                             515,745
Total shareholders' equity                                        $         975,253
---------------------------------------------------------------------------------------

Separate financial statements of ACE INA and ACE Financial Services have not been presented as management has determined that such information is not material to holders of ACE INA's and ACE Financial Services' debt securities.

10.  Segment Information

The following tables summarize the operations by segment for the three months ended March 31, 2000 and 1999. Net realized gains (losses) have been presented net of related taxes.

------------------------------------------------------------------------------------------------------------------------------------
Three months ended March 31, 2000
                                           ACE           ACE                        ACE          ACE
                                ACE       Global        Global         ACE         Inter-     Financial                    ACE
                              Bermuda     Markets     Reinsurance      USA        national    Services     Other (1)   Consolidated
                              -------     -------     -----------      ---        --------    --------     -----       ------------
                                                            (in thousands of U.S. Dollars)
Operations Data
Gross premiums written         $173,079    $319,918     $104,866      $738,895    $512,600     $147,602       $   -     $1,996,960
Net premiums written            138,048     237,191      103,477       459,998     376,160      142,148           -      1,457,022
Net premiums earned              82,485     133,008       32,196       382,814     343,292      131,011           -      1,104,806
Losses and loss expenses         58,904      72,184        9,798       277,205     198,520       98,872           -        715,483
Policy acquisition costs          3,085      36,560        5,950        34,436      56,180       14,431           -        150,642
Administrative expenses           7,460      17,585        1,253        69,192      74,647        7,525      16,346        194,008
                                 ------     -------      -------       --------   --------      -------      ------        -------
Underwriting income (loss)       13,036       6,679       15,195         1,981      13,945       10,183     (16,346)        44,673

Net investment income            36,172       8,188       15,000        83,422      21,514       22,360      (3,721)       182,935
Amortization of goodwill           (208)      1,040        3,502           135           -        1,052      14,125         19,646
Interest expense                    684       1,205            -         8,269           -        3,307      43,724         57,189
Income tax expense
  (benefit)                         627       2,855            -        23,192       6,503        6,333     (15,775)        23,735
                                -------      ------    ---------        ------       -----        -----     -------         ------
Income (loss) excluding net
  realized gains (losses)        48,105       9,767       26,693        53,807      28,956       21,851     (62,141)       127,038
Net realized gains (losses)
  (net of income tax)            35,219        (774)      (2,120)       (4,398)     22,327       (1,052)     (1,727)        47,475
                               --------    --------    ---------       -------      ------     --------      ------        -------
    Net income  (loss)         $ 83,324     $ 8,993     $ 24,573       $49,409    $ 51,283     $ 20,799    $(63,868)      $174,513
                               ========    ========    =========       =======    ========     ========    ========       ========

Total Assets                 $2,850,072  $2,013,472   $1,367,114   $15,642,160  $3,705,901   $2,080,716  $2,585,863    $30,245,298
                             ==========  ==========   ==========   ===========  ==========   ==========  ==========    ===========

(1)   Includes ACE Limited, ACE INA Holdings and intercompany eliminations.
------------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
Three months ended March 31, 1999
                                                                        ACE
                                            ACE    ACE Global          Global             ACE (1)                     ACE
                                          Bermuda    Markets         Reinsurance          USA         Other (2)    Consolidated

                                                                     (in thousands of U.S. Dollars)

Operations Data:
Gross premiums written                     $130,618       $139,375      $114,574        $50,928          $   -       $435,495
Net premiums written                         98,581        104,396       114,595         23,093              -        340,665
Net premiums earned                         117,620        107,184        36,572         23,891              -        285,267
Losses and loss expenses                     65,099         62,029        14,731         15,022              -        156,881
Policy acquisition costs                      3,319         27,409         4,743         (1,118)             -         34,353
Administrative expenses                      14,917         14,177         2,977          9,664         12,915         54,650
                                            -------        -------        ------          -----        -------        -------
Underwriting income                          34,285          3,569        14,121            323        (12,915)        39,383

Net investment income                        49,284          6,586        16,367         12,522          1,725         86,484
Amortization of goodwill                       (208)         1,057         3,502             69              -          4,420
Interest expense (income)                     3,563          1,325             -          6,837         (7,195)         4,530
Income tax expense                              430          2,568             -          2,154              -          5,152
                                           --------        -------      --------          -----      ---------          -----
Income (loss) excluding net realized
  gains (losses)                             79,784          5,205        26,986          3,785         (3,995)       111,765
Net realized gains (losses)
  (net of income tax)                        18,070          (218)          (704)           107             (1)        17,254
                                           --------       --------      --------        -------      ---------     ----------
Net income  (loss)                          $97,854       $ 4,987       $ 26,282         $3,892       $(3,996)       $129,019
                                           ========       ========     =========        =======      =========     ==========

Total Assets                             $3,765,607     $1,146,241    $1,655,090     $1,795,520       $513,931     $8,876,389
                                         ==========     ==========    ==========     ==========      =========     ==========

(1) Prior to acquisition of ACE INA
(2) Includes ACE Limited and intercompany eliminations.
---------------------------------------------------------------------------------------------------------------------------------

11.      Subsequent Events

The Company issued 6,000,000 FELINE PRIDES on April 12, 2000 and an additional 221,000 FELINE PRIDES on May 8, 2000, pursuant to a public offering, for aggregate net proceeds of approximately $300 million. Each FELINE PRIDES initially consists of a unit referred to as an Income PRIDES. Each Income PRIDES consists of (i) one 8.25 percent Cumulative Redeemable Preferred Share, Series A, liquidation preference $50 per share, of the Company, and (ii) a purchase contract pursuant to which the holder of the Income PRIDES agrees to purchase from the Company, on May 16, 2003, ordinary shares at the applicable settlement rate. Each preferred share is pledged to the Company to secure the holders obligations under the purchase contract. A holder of an Income PRIDES can obtain the release of the preferred share by substituting certain zero-coupon treasury securities as security for performance under the purchase contract. The resulting unit consisting of the zero-coupon treasury security and the purchase contract is a Growth PRIDES, and the preferred shares would be a separate security. A holder of a Growth PRIDES can convert it back into an Income PRIDES by depositing preferred shares as security for performance under the purchase contract and thereby obtain the release of the zero-coupon treasury securities.

The aggregate liquidation preference of the 8.25 percent Cumulative Redeemable Preferred Shares is $311.1 million. Unless deferred by the Company, the preferred shares pay dividends quarterly at a rate of 8.25 percent per year to May 16, 2003, and thereafter at the reset rate established pursuant to a remarketing procedure. If the Company elects to defer dividend payments on the preferred shares, the dividends will continue to accrue and the Company will be restricted from paying dividends on its ordinary shares and taking certain other actions. The preferred shares are not redeemable prior to June 16, 2003, on which date they must be redeemed by the Company in whole.

The settlement rate is the number of ordinary shares that the Company is obligated to sell and the holders of the FELINE PRIDES are obligated to purchase (for a purchase price of $50 per FELINE PRIDES) on May 16, 2003. The settlement rate will be equal to $50 divided by the average closing price of the ordinary shares for the 20 consecutive trading days ending on the third trading day prior to May 16, 2003, but in no event will it be less than 1.8991 ordinary shares per FELINE PRIDES (or an aggregate of 11.8 million ordinary shares) nor greater than 2.6376 ordinary shares per FELINE PRIDES (or an aggregate of 16.4 million ordinary shares). The settlement rate is subject to anti-dilution adjustments.

12.      Reclassification

Certain items in the prior period financial statements have been reclassified to conform with the current period presentation.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION


The following is a discussion of the Company's results of operations, financial condition, liquidity and capital resources as of and for the three months ended March 31, 2000. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. This discussion should be read in conjunction with the consolidated financial statements, related notes thereto and the Management's Discussion and Analysis of Results of Operations and Financial Condition included in the Company's 1999 Annual Report on Form 10-K.

Safe Harbor Disclosure

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Any written or oral statements made by or on behalf of the Company may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors (which are described in more detail elsewhere herein and in documents filed by the Company with the Securities and Exchange Commission) include, but are not limited to, (i) uncertainties relating to government and regulatory policies (such as subjecting the Company to insurance regulation or taxation in additional jurisdictions or amending or revoking or enacting any laws, regulations or treaties affecting the Company's current operations), (ii) the occurrence of catastrophic events or other insured or reinsured events with a frequency or severity exceeding the Company's estimates, (iii) legal, regulatory, and legislative developments,
(iv) the uncertainties of the loss reserving process including the difficulties associated with assessing environmental and latent injuries,
(v) the actual amount of new and renewal business and market acceptance of expansion plans, (vi) loss of the services of any of the Company's executive officers, (vii) changing rates of inflation and other economic conditions, (viii) losses due to foreign currency exchange rate fluctuations, (ix) ability to collect reinsurance recoverables, (x) the competitive environment in which the Company operates, related trends and associated pricing pressures and developments, (xi) the impact of mergers and acquisitions, including the ability to successfully integrate acquired businesses and achieve cost savings, competing demands for ACE's capital and the risk of undisclosed liabilities, (xii) developments in global financial markets which could affect the Company's investment portfolio and financing plans, and (xiii) risks associated with the introduction of new products and services. The words "believe", "anticipate", "estimate", "project", "plan", "expect", "intend", "hope", "will likely result" or "will continue" and variations thereof and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

General

ACE Limited ("ACE" or "the Company"), through its various subsidiaries, provides a broad range of insurance and reinsurance products to insureds in the United States and almost 50 other countries. In addition, ACE, through ACE Global Markets, provides funds at Lloyd's, primarily in the form of letters of credit, to support underwriting capacity for Lloyd's syndicates managed by Lloyd's managing agencies which are indirect wholly owned subsidiaries of ACE. ACE operates through six main business segments: ACE Bermuda, ACE Global Markets, ACE Global Reinsurance, ACE USA, ACE International and ACE Financial Services.

On July 2, 1999, the Company completed the ACE INA acquisition. This acquisition was recorded using the purchase method of accounting and, accordingly, the consolidated financial statements of the Company include the results of ACE INA and its subsidiaries from July 2, 1999, the date of the acquisition. ACE INA is the holding company for ACE USA and ACE International operating segments.

On December 30, 1999, the Company acquired ACE Financial Services (previously Capital Re Corporation). This acquisition has been recorded using the purchase method of accounting and, accordingly, the consolidated financial statements of the Company include the results of operations of ACE Financial Services and its subsidiaries from December 30, 1999, the date of the acquisition.

Results of Operations - Three Months ended March 31, 2000

The Company expects to continue evaluating potential new product lines and other opportunities in the insurance and reinsurance markets. In addition, the Company evaluates potential acquisitions of other companies and businesses and holds discussions with potential acquisition candidates. As a general rule, the Company publicly announces such acquisitions only after a definitive agreement has been reached.

As noted, during 1999, the Company made two substantial acquisitions that were accounted for under the purchase method of accounting, which requires that income from the acquired company only be included in the results of the Company from the date of acquisition. This makes it difficult to compare the financial results as presented. ACE INA's results are included from July 2, 1999 and, ACE Financial Services from December 30, 1999.

In addition, the Company has historically recorded its results of operations of its Lloyd's syndicates one quarter in arrears. With effect from this quarter ended March 31, 2000, the Company now records the results from the Lloyd's 2000 underwriting year on a current basis. The impact of this change is discussed in the relevant sections. Prior year underwriting results are still reported one quarter in arrears but underwriting results should run off over the next few quarters. The Company has also increased its percentage of participation in the Lloyd's syndicates it manages in 2000 versus 1999.

----------------------------------------------------------------------------------
Net Income                                              Three Months Ended
                                                             March 31
                                                      2000                   1999
                                                      ----                   ----
                                                     (in millions of U.S. Dollars)

Income excluding net realized gains on investments  $     127          $   112
Net realized gains on investments (net of taxes)           48               17
                                                    --------------     -----------
Net income                                                175              129
                                                    ==============     ===========

----------------------------------------------------------------------------------

Income excluding net realized gains on investments was $127 million or $0.58 per share for the quarter ended March 31, 2000 compared with $112 million or $0.57 per share in 1999. The increase was due to the inclusion of ACE INA and ACE Financial Services, which together contributed approximately $57 million to income excluding net realized gains on investments in the quarter. This was offset by a decrease in income excluding net realized gains on investments in ACE Bermuda. This decrease primarily to a decline in net investment income as ACE Bermuda paid dividends to ACE Limited in 1999 to partially fund the Company's acquisitions.

Net realized gains on investments (net of taxes) were $48 million for the March 2000 quarter compared with $17 million for the March 1999 quarter. The realized gains in 2000 were generated primarily in ACE Bermuda and ACE International which realigned certain of their equity portfolios during the quarter.

--------------------------------------------------------------------------------------------------
Premiums                                       Three months ended                 % Change
                                                    March 31                         from
                                            2000                1999              Prior Year
                                            ----                ----             -------------
                                          (in millions of U.S. Dollars)

     Gross premiums written:
        ACE Bermuda                            $    173            $    130                33%
        ACE Global Markets                          320                 139               130%
        ACE Global Reinsurance                      105                 115               (9)%
        ACE USA                                     739                  51               N.M.
        ACE International                           512                   -               N.M.
        ACE Financial Services                      148                   -               N.M.
                                          --------------  ------------------    ---------------
                                              $   1,997            $    435               359%
                                          ==============  ==================    ===============
     Net premiums written:
        ACE Bermuda                            $    138            $     99                40%
        ACE Global Markets                          237                 104               127%
        ACE Global Reinsurance                      104                 115              (10)%
        ACE USA                                     460                  23               N.M.
        ACE International                           376                   -               N.M.
        ACE Financial Services                      142                   -               N.M.
                                          --------------  ------------------    ---------------
                                              $   1,457            $    341               328%
                                          ==============  ==================    ===============
     Net premiums earned:
        ACE Bermuda                            $     83            $    118               (30)%
        ACE Global Markets                          133                 107                 24%
        ACE Global Reinsurance                       32                  36               (12)%
        ACE USA                                     383                  24               N.M.
        ACE International                           343                   -               N.M.
        ACE Financial Services                      131                   -               N.M.
                                          --------------  ------------------    ---------------
                                              $   1,105            $    285               287%
                                          ==============  ==================    ===============
     N.M. - not meaningful
--------------------------------------------------------------------------------------------------

Gross premiums written for the quarter ended March 31, 2000 increased by $1.6 billion to $2.0 billion compared with $435 million for the March 1999 quarter. The inclusion of ACE INA and ACE Financial Services in the current quarter following their acquisitions resulted in an increase of $1.3 billion. Net premiums written increased by $1.1 billion or 328 percent compared with $341 million for the March 1999 quarter and net premiums earned increased by $820 million or 287 percent compared with $285 million for the March
1999 quarter. As with gross premiums written, these increases were primarily the result of the inclusion of ACE INA and ACE Financial Services in the current quarter.

On a comparable basis, including ACE INA and ACE Financial Services in 1999, gross premiums written for all segments combined increased by 33 percent year over year and net premiums written increased by over 30 percent.

The significant competitive pressures experienced in most insurance markets over the past several years appear to have eased and the Company is now seeing evidence of a turn in both primary and reinsurance pricing coupled with an increase in demand for coverage.

ACE Bermuda: Gross premiums written for the quarter increased from $130 million in the March 1999 quarter to $173 million in the March 2000 quarter. This increase is primarily a result of increases in premiums from tailored risk solutions, satellite and excess property premiums. Net premiums written for the quarter increased from $99 million in the March 1999 quarter to $138 million in the March 2000 quarter. As with gross written premiums, this increase is primarily a result of increases in tailored risk solutions, satellite and excess property premiums. Net premiums earned decreased from $118 million in the March 1999 quarter to $83 million in the March 2000 quarter.

In the March 1999 quarter, ACE Bermuda experienced an increase in net premiums earned due to the commutation of a contract which resulted in the recognition of $25 million of net premiums earned in that quarter.

ACE Global Markets: Gross premiums written increased 130 percent from $139 million in the March 1999 quarter to $320 million for the March 2000 quarter. The reason for the increase is two-fold. ACE Global Markets increased its participation in the syndicates under management again in 2000. ACE's participation is now 84 percent of capacity. In addition, as already noted, the Company now records the results of the Lloyd's 2000 underwriting year on a current basis. As a result, the Company recorded gross premiums written of $169 million, net premiums written of $116 million and net premiums earned of $16 million which otherwise would have been recorded in the June 2000 quarter. Prior year underwriting results are still recorded one quarter in arrears but underwriting results should run off over the next several quarters.

ACE Global Reinsurance: Gross premiums written for the quarter decreased from $115 million in the March 1999 quarter to $105 million in the March 2000 quarter. This decrease is due predominantly to a number of program restructuring and anniversary date changes, which meant not as many programs came up for renewal in this quarter compared to last year. In the next several quarters, this segment expects to benefit from new opportunities in Japan as well as a hardening US hurricane market. Net premiums written for the quarter decreased from $115 million in the March 1999 quarter to $104 million in the March 2000 quarter for the same reasons explained above for gross premiums written. Net premiums earned decreased from $36 million in the March 1999 quarter to $32 million in the March 2000 quarter. This decrease is due to lower premium levels experienced during 1999 and the January 2000 renewals as well as increased usage of reinsurance since last year.

ACE USA: Gross premiums written increased to $739 million from $51 million in the March 1999 quarter and net premiums written increased to $460 million from $23 million primarily because of the inclusion of the ACE INA domestic business in 2000. However, even on a comparable basis, gross premiums written increased by over 70 percent on a year over year basis. This significant increase was driven primarily by production gains in our large account business; the property division, the Westchester Specialty division, warranty and the USI division (US based multinational accounts). In addition, ACE USA entered into a loss portfolio contract, generating $85 million in premiums written and $83 million in premiums earned in the quarter. However, the inflow of business, such as loss portfolio contracts, is generally more erratic from quarter to quarter than the more traditional lines of business. Net premiums earned increased from $24 million in March 1999 to $383 million in the March 2000 quarter. The increase in net premiums earned is due to the inclusion of the ACE INA domestic business.

ACE International: Gross premiums written were $512 million in the March 2000 quarter. On a comparable basis, quarter on quarter, gross premiums written increased by 12 percent and net premiums written increased by 8 percent. ACE International experienced strong premium growth in Asia Pacific, Latin America and Europe while Japanese business is still being impacted by the stagnant Japanese economy.

The growth in property and casualty business in ACE International was driven by an expanded product offering as ACE continues to gain acceptance by producers worldwide. Accident and health premiums, while growing in the quarter, were still impacted by a reduction in overseas travel early in the quarter due to year 2000 concerns. ACE International believes that rates have stabilized and are experiencing some rate increases; specifically in catastrophe exposed property business.

ACE Financial Services: Gross premiums written for ACE Financial Services were $148 million in the quarter. This is the first quarter in which our financial results reflect the acquisition of ACE Financial Services, which was concluded on December 30, 1999. The Company's financial guaranty reinsurance business has witnessed historically high transactional volume despite slowing municipal and asset-backed markets due in part to rising interest rates. The financial risks reinsurance business has seen strong production in structured excess of loss financial guaranty and residential mortgage guaranty.

Underwriting Results

The underwriting results of a property and casualty insurer are discussed frequently by reference to its combined ratio, loss and loss expense ratio and underwriting and administrative expense ratio. Each ratio is derived by dividing the relevant expense amounts by net premiums earned. The combined ratio is the sum of the loss and loss expense ratio and the underwriting and the administrative expense ratio. A combined ratio under 100 percent indicates underwriting income and a combined ratio exceeding 100 percent indicates underwriting losses.

-------------------------------------------------------------------------------
                                                        Three Months Ended
                                                             March 31
                                                      2000             1999
                                                      ----             ----
   Loss and loss expense ratio
      ACE Bermuda                                     71.5%            55.3%
      ACE Global Markets                              54.3             57.9
      ACE Global Reinsurance                          30.4             40.3
      ACE USA                                         72.4             62.9
      ACE International                               57.8              -
      ACE Financial Services                          75.5              -
          Consolidated                                64.8%            55.0%

   Underwriting and administrative expense ratio
      ACE Bermuda                                     12.7%            15.5%
      ACE Global Markets                              40.7             38.8
      ACE Global Reinsurance                          22.4             21.1
      ACE USA                                         27.1             35.8
      ACE International                               38.1              -
      ACE Financial Services                          16.7              -
          Consolidated                                31.2%            31.2%

   Combined Ratio
      ACE Bermuda                                     84.2%            70.8%
      ACE Global Markets                              95.0             96.7
      ACE Global Reinsurance                          52.8             61.4
      ACE USA                                         99.5             98.7
      ACE International                               95.9              -
      ACE Financial Services                          92.2              -
          Consolidated                                96.0%            86.2%
-------------------------------------------------------------------------------

The process of establishing reserves for property and casualty claims continues to be a complex and uncertain process, requiring the use of informed estimates and judgments. The Company's estimates and judgments may be revised as additional experience and other data becomes available and are reviewed, as new or improved methodologies are developed or as current laws change. Any such revisions could result in future changes in estimates of losses or reinsurance recoverables, and would be reflected in the Company's results of operations in the period in which the estimates are changed.

In addition, catastrophe losses may have a significant effect on the insurance and reinsurance industry. ACE Global Reinsurance and other segments of the group have exposure to windstorm, hail, earthquake and other catastrophic events, all of which are managed using measures including underwriting controls, occurrence caps as well as modeling, monitoring and managing its accumulations. The Company uses its retrocessional programs to limit its net losses from catastrophes. However, property catastrophe loss experience is generally characterized as low frequency but high severity short-tail claims which may result in volatility in financial results.

Underwriting results for all segments in the March 31, 2000 are consistent with the Company's operating objective of achieving an underwriting profit. Following the acquisition of ACE INA, the Company initiated several cost reduction initiatives at ACE INA with a primary focus on ACE USA. These included staff reductions at ACE INA, outsourcing of the information technology operations at ACE USA and consolidating numerous ACE USA field offices. These initiatives have assisted ACE USA in achieving a combined ratio under 100 percent for the quarter.

Losses and loss expenses increased substantially in the quarter ended March 31, 2000 to $715 million compared with $157 million in the quarter ended March 31, 1999. This increase is primarily due to the inclusion of losses and loss expenses for ACE INA and ACE Financial Services following the acquisitions. The Company's loss and loss expense ratio also increased from
55.0 percent in 1999 to 64.8 percent in 2000. This increase is primarily due to the changing mix of business within segments as well as the inclusion of the domestic business of ACE INA and ACE Financial Services.

ACE Bermuda: The loss ratio for the March 2000 quarter increased to 71.5 percent from 55.3 percent in the March 1999 quarter. A portion of the increase in loss ratio is due to changes in business mix from 1999 to 2000, resulting from increased weighting of tailored risk solutions contracts. In addition, incurred losses in ACE Bermuda in the March 1999 quarter were impacted by favourable development on prior period loss reserves, primarily in the tailored risks solutions and professional lines books of business.

ACE Global Markets: The loss ratio has decreased over the past year from
57.9 percent in 1999 to 54.3 percent in 2000.

ACE Global Reinsurance: The loss ratio for this segment is directly impacted by the level of insured catastrophes. There were no major catastrophe events during the current quarter but a number of localized events impacted the regional U.S. book. As a result, Tempest Re's loss ratio was 30.4 percent compared with 40.3 percent in 1999.

ACE USA: The loss ratio of ACE USA increased to 72.4 percent in 2000 compared with 62.9 percent in 1999. This increase is primarily because the domestic business of ACE INA has historically had a loss ratio in excess of ACE US Holdings. The March 1999 ratio relates solely to the ACE US Holdings group prior to the acquisition of ACE INA.

ACE International: The loss ratio for the March 2000 quarter was 57.8 percent. ACE INA was acquired on July 2, 1999; therefore there are no comparative figures for this quarter.

ACE Financial Services: The loss ratio of ACE Financial Services was 75.5 percent. ACE Financial Services was acquired on December 30, 1999, therefore there are no comparative figures for this quarter.

Underwriting and administrative expenses

Underwriting and administrative expenses are comprised of the amortization of deferred acquisition costs, which include commissions, premium taxes, underwriting and other costs that vary with and are primarily related to the production of premium, and administrative expenses which include all other operating costs. As with losses and loss expenses, total underwriting and administrative expenses increased significantly from $89 million in the March 1999 quarter to $345 million in the March 2000 primarily due to the inclusion of ACE INA and ACE Financial Services following the acquisitions. The underwriting and administrative expense ratio was flat quarter on quarter at 31.2 percent.

ACE Bermuda: The underwriting and administrative expense ratio decreased from 15.5 percent in 1999 to 12.7 percent in 2000. The key factors influencing the decline are the transfer of responsibility for certain expenses to ACE Limited following the realignment of certain functions to the holding company and reductions in other expenses.

ACE Global Markets: The underwriting and administrative expense ratio increased slightly from 38.8 percent in 1999 to 40.7 percent in 2000 due to an increase in the policy acquisition costs.

ACE Global Reinsurance: The underwriting and administrative expense ratio increased slightly from 21.1 percent in 1999 to 22.4 in 2000 due to increased expenses in connection with the expansion into Europe and the United States. This increase was partially offset by other non-insurance income.

ACE USA: The underwriting and administrative expense ratio of ACE USA declined from 35.8 percent in the March 1999 quarter to 27.1 million in the March 2000 quarter. The March 1999 ratio relates solely to the ACE US Holdings group prior to the acquisition of ACE INA. However, the decline in the expense ratio was primarily driven by the reduction of administrative expenses at ACE USA resulting from the cost reduction initiatives at ACE INA following the acquisition.

ACE International: The underwriting and administrative expense ratio of ACE International was 38.1 percent for the quarter. ACE INA was acquired on July 2, 1999; therefore there are no comparative figures for this quarter.

ACE Financial Services: The underwriting and administrative expense ratio of ACE Financial Services was 16.7 percent. ACE Financial Services was acquired on December 30, 1999, therefore there are no comparative figures for this quarter.

-------------------------------------------------------------------------------
Net Investment Income         Three Months Ended              Percentage
                                   March 31                     Change
                                                              From Prior
                           2000                 1999            Year
                           ----                 ----            ----
                         (in millions of U.S. Dollars)

ACE Bermuda              $     36           $     49           (27)%
ACE Global Markets              8                  7            24 %
ACE Global Reinsurance         15                 16            (8)%
ACE USA                        84                 12            566%
ACE International              22                  -            N.M.
ACE Financial Services         22                  -            N.M.
Other                          (4)                 2            N.M.
                        -----------      ------------     ----------

Total investment income   $   183           $     86            112%
                        ===========      ============    ===========
N.M.- not meaningful
-------------------------------------------------------------------------------

Net investment income increased by $97 million in the quarter ended March 31, 2000 compared with the quarter ended March 31, 1999. The primary reason for this is an increase in the size of investment assets resulting from the ACE INA and ACE Financial Services acquisitions during 1999. The significant rise in U.S. interest rates had a positive impact on investment income during the quarter.

ACE Bermuda: Net investment income decreased by 27 percent to $36 million in 2000 compared with $49 million in 1999. This decrease is primarily due to a decline in the investable asset base of ACE Bermuda as ACE Bermuda paid dividends to ACE Limited during 1999 to partially finance acquisitions and to cover operating expenses of the holding company.

ACE Global Markets: Net investment income increased by 24 percent to $8 million compared with $7 million in 1999 as a result of the Company's increased participation in the Lloyd's syndicates it manages.

ACE Global Reinsurance: Net investment income decreased by 8 percent to $15 million during the current quarter compared with $16 million in 1999. The investable asset base of Tempest Re declined in 1999 as Tempest Re paid dividends to ACE Limited and paid claims related to 1999 catastrophes.

ACE USA: Net investment income increased by 566 percent to $84 million in 2000 compared with $12 million in 1999. The investment asset base of ACE USA was higher during the quarter ended March 31, 2000 than during the quarter ended March 31, 1999 due to the ACE INA acquisition. Net investment income for the current quarter includes both ACE US Holdings and the US operations of ACE INA which were acquired on July 2, 1999. Net investment income for the March 1999 quarter only reflects ACE US Holdings investment income.

ACE International: Net investment income of $22 million represents the net investment income of the international operations of ACE INA which were acquired on July 2, 1999, therefore there is no prior period comparison.

ACE Financial Services: Net investment income of $22 million represents the net investment income of ACE Financial Services which was acquired on December 30, 1999, therefore there is no prior period comparison.

-------------------------------------------------------------------------------
Net Realized Gains (Losses) on Investments            Three Months Ended
                                                            March 31
                                                   2000                  1999
                                                   ----                  ----
                                                  (in millions of U.S. Dollars)

Fixed maturities and short-term investments        $    (38)            $   7
Equity securities                                        90                 7
Financial futures and option contracts                    9                 4
Currency                                                 (4)               (1)
                                             ---------------     --------------
Net realized gains                                $      57             $  17
                                             ===============     ==============

-------------------------------------------------------------------------------

The Company's investment strategy takes a long-term view and the portfolio is actively managed to maximize total return within certain specific guidelines, which minimize risk. The portfolio is reported at fair value. The effect of market movements on the investment portfolio will directly impact net realized gains (losses) on investments when securities are sold. Changes in unrealized gains and losses, which result from the revaluation of securities held, are reported as a separate component of accumulated other comprehensive income.

The Company uses foreign currency forward and option contracts to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar holdings currently held in the portfolio not specifically targeted to match the currency of liabilities. The contracts used are not designated as specific hedges and therefore, realized and unrealized gains and losses recognized on these contracts are recorded as a component of net realized gains (losses) in the period in which the fluctuations occur, together with net foreign currency gains (losses) recognized when non-U.S. dollar securities are sold.

Sales proceeds for fixed maturity securities were generally lower than their amortized cost during the quarter. This resulted in net realized losses of $38 million being recognized on fixed maturities and short-term investments during the quarter ended March 31, 2000 compared to net realized gains of $7 million for the quarter ended March 31, 1999.

Positive returns in the domestic and international equity markets and the liquidation of two international equity portfolios contributed to net realized gains on the sale of equity securities of $90 million in the current quarter.

Certain of the Company's external managers of fixed income securities use fixed income futures contracts to manage duration exposure, and losses of $4 million were recognized on these during the quarter ended March 31, 2000. Net realized gains generated by the Company's equity index futures contracts amounted to $13 million during the quarter ended March 31, 2000. Total net realized gains attributable to the financial futures and option contracts amounted to $9 million during the current quarter, compared to gains of $4 million for the quarter ended March 31, 1999.

------------------------------------------------------------------
Other Expenses                        Three Months Ended
                                        March 31
                               2000                 1999
                               ----                 ----
                             (in millions of U.S. Dollars)

Goodwill                      $      20            $       4
                           ================     ==============
Interest expense              $      57            $       5
                           ================     ==============

------------------------------------------------------------------

The increase in goodwill amortization in the March 2000 quarter is primarily the result of the amortization of goodwill with respect to the ACE INA and ACE Financial Services acquisitions. The ACE INA acquisition generates goodwill amortization of approximately $14 million per quarter and the ACE Financial Services acquisition generates approximately $1 million of goodwill amortization per quarter. ACE INA was acquired July 2, 1999 and ACE Financial Services was acquired December 30, 1999, therefore, goodwill amortization related to these acquisitions are not included in the comparative amounts.

The increase in interest expense in the March 31, 2000 quarter is a result of the additional debt incurred by the Company in connection with the acquisition of ACE INA on July 2, 1999.

CONSOLIDATED FINANCIAL POSITION

At March 31, 2000, total assets were relatively unchanged at $30.2 billion compared with $30.1 billion at December 31, 1999. However, insurance and reinsurance balances receivable increased following the January renewal period. This increase was offset somewhat by a decline in reinsurance recoverables.

At March 31, 2000, total investments and cash were also relatively unchanged at $12.8 billion, compared to $12.9 billion at December 31, 1999. The Company's investment portfolio is structured to provide a high level of liquidity to meet insurance related or other obligations. The consolidated investment portfolio is externally managed by independent professional investment managers and is invested primarily in high quality investment grade marketable fixed income and equity securities, the majority of which trade in active, liquid markets.

The Company maintains loss reserves for the estimated unpaid ultimate liability for losses and loss expenses under the terms of its policies and agreements. The reserve for unpaid losses and loss expenses of $16.9 billion at March 31, 2000 includes $9.6 billion of case and loss expense reserves. While the Company believes that its reserve for unpaid losses and loss expenses at March 31, 2000 is adequate, future developments may result in ultimate losses and loss expenses significantly greater or less than the reserve provided.

One of the ways the Company manages its loss exposure is through the use of reinsurance. While reinsurance arrangements are designed to limit losses from large exposures and to permit recovery of a portion of direct losses, reinsurance does not relieve the Company of its liability to its insureds. Accordingly, the Company's loss reserves represent total gross losses and reinsurance recoverable represents anticipated recoveries of a portion of those losses as well as amounts recoverable from reinsurers with respect to claims which have already been paid by the Company. The Company's reinsurance recoverable were approximately $8.6 billion and $8.8 billion at March 31, 2000 and December 31, 1999, net of allowances for unrecoverable reinsurance of $738 million and $758 million, respectively.

The allowance for unrecoverable reinsurance is required principally due to the failure of reinsurers to indemnify the Company, primarily because of disputes under reinsurance contracts and insolvencies. Reinsurance disputes continue to be significant, particularly on larger and more complex claims, such as those related to asbestos and environmental pollution (discussed below) and London reinsurance market exposures. Allowances have been established for amounts estimated to be uncollectible.

Included in the Company's liabilities for losses and loss expenses are liabilities for asbestos environmental and latent injury damage claims and expenses ("A&E claims"). These liabilities include provision for both reported and IBNR claims. These claims are principally related to claims arising from remediation costs associated with hazardous waste sites and bodily injury claims related to asbestos products and environmental hazards.

LIQUIDITY AND CAPITAL RESOURCES

As a holding company, ACE's assets consist primarily of the stock of its subsidiaries as well as other investments. In addition to investment income, its cash flows currently depend primarily on dividends or other statutorily permissible payments from its Bermuda-based operating subsidiaries (the "Bermuda subsidiaries"). There are currently no legal restrictions on the payment of dividends from retained earnings by the Bermuda subsidiaries as the minimum statutory capital and surplus requirements are satisfied by the share capital and additional paid-in capital of each of the Bermuda subsidiaries. However, the payment of dividends or other statutorily permissible distributions by the Bermuda subsidiaries is subject to the need to maintain shareholder's equity at a level adequate to support the level of insurance and reinsurance operations. No dividends have been received from the Bermuda subsidiaries during the quarter ended March 31, 2000. During the year ended December 31, 1999, ACE Bermuda and Tempest Re declared dividends of $726 million and $316 million, respectively.

The payment of any dividends from ACE Global Markets or its subsidiaries would be subject to applicable United Kingdom insurance law including those promulgated by the Society of Lloyd's. No dividends were received from ACE Global Markets during fiscal 1999 or during the current quarter and the Company does not anticipate receiving dividends from ACE Global Markets during the remainder of fiscal 2000. ACE INA has issued debt to provide partial financing for the ACE INA acquisition and for other operating needs. Cash flow requirements to service this debt are expected to be met primarily by upstreaming dividend payments from ACE INA's insurance subsidiaries. Under various U.S. insurance laws to which ACE INA's U.S. insurance subsidiaries are subject, ACE INA's U.S. insurance subsidiaries may pay a dividend only from earned surplus subject to the maintenance of a minimum capital requirement, without prior regulatory approval. ACE INA's international subsidiaries are also subject to various insurance laws and are also subject to regulations in the countries in which they operate. These regulations include restrictions that limit the amount of dividends that can be paid without prior approval of the insurance regulatory authorities. No dividends have been received from ACE INA during the quarter ended March 31, 2000.

The Company's consolidated sources of funds consist primarily of net premiums written, investment income, and proceeds from sales and maturities of investments. Funds are used primarily to pay claims, operating expenses and dividends and for the purchase of investments.

The Company's insurance and reinsurance operations provide liquidity in that premiums are normally received substantially in advance of the time claims are paid. The Company's consolidated net cash flow from operating activities was $(86) million for the quarter ended March 31, 2000, compared with $(77) million for the quarter ended March 31, 1999. Cash flows are affected by claim payments, which due to the nature of the Company's operations, may comprise large loss payments on a limited number of claims and therefore can fluctuate significantly from year to year. The irregular timing of these loss payments, for which the source of cash can be from operations, available net credit facilities or routine sales of investments, can create significant variations in cash flows from operations between periods. Loss and loss expense payments amounted to $834 million and $257 million for the three months ended March 31, 2000 and 1999, respectively. The substantial increase in loss and loss expense payments is a result of the inclusion of paid losses from ACE INA. For the year ended December 31, 1999 and years ended September 30, 1998 and 1997, net losses and loss expense payments amounted to $2.4 billion, $584 million and $422 million respectively.

On July 2, 1999, the Company completed the ACE INA acquisition for $3.45 billion in cash. The Company financed the transaction as follows:

(a)  $1.025 billion of available cash;

(b) $400 million from a hybrid trust preferred security issued on June 30, 1999. The interest rate on this security is LIBOR plus 125 basis points. ACE simultaneously entered into an agreement relating to the future issuance of $400 million of ACE ordinary shares in a public offering prior to June 30, 2002;

(c) and the remainder with commercial paper issuance with a current annualized cost in the range of 5.3 to 6.2 percent. The commercial paper offerings are backed by line of credit facilities, which were arranged in connection with the ACE INA Acquisition.

In August 1999, commercial paper outstanding in (c) above was reduced by $794 million using the net proceeds of a senior debt issuance. In December 1999, the commercial paper outstanding was reduced further, by an additional $400 million, using the net proceeds from the issuance of $300 million in aggregate principal amount of unsecured subordinated notes maturing in December 2009, and the net proceeds of a $100 million trust preferred securities issue. These trust preferred securities mature on December 31, 2029, but the due date may be extended through December 31, 2048. Distributions on the trust preferred securities are payable quarterly at a rate of 8.875 percent. The sole assets of the trust consist of subordinated debentures of ACE INA. The Company has guaranteed the payment obligations with respect to the trust preferred securities and underlying subordinated indenture. On March 31, 2000 the commercial paper outstanding was reduced further, using the net proceeds from the issuance of $300 million in capital securities. These capital securities mature on April 1, 2030, and the due date may not be extended. Distributions on the capital securities are payable semi-annually at a rate of 9.70 percent. The sole assets of the trust consist of subordinated debentures of ACE INA. The Company has guaranteed the payment obligations with respect to the capital securities and underlying subordinated indenture. The interest payments on the senior debt, the unsecured subordinated notes, the trust preferred securities and the capital securities which were all issued by ACE INA, are tax deductible.

On April 12, 2000, the Company's commercial paper outstanding was reduced further using the net proceeds from the issuance of $300 million of FELINE PRIDES which consist of a share of the Company's 8.25 percent Cumulative Redeemable Preferred Shares, Series A, liquidation value $50 per share, and a purchase contract which requires the holder to purchase on May 16, 2003 for $50 a number of the Company's ordinary shares determined as provided in the purchase contract. On May 8, 2000, exercise of the underwriters' over-allotment option with respect to the offering of the FELINE PRIDES resulted in additional net proceeds of $11 million which will be used to further reduce the Company's commercial paper borrowings. The Preferred Shares are mandatorily redeemable by the Company on June 16, 2003. Under the purchase contracts, a minimum of 11.8 million ordinary shares and a maximum of 16.4 million ordinary shares of the Company will be issued.

The issuance of the FELINE PRIDES represents the last step in securing permanent financing related to the ACE INA acquisition. Any remaining commercial paper will either remain outstanding, be repaid from internal cash flow or be refinanced over time.

On December 30, 1999, the Company completed the acquisition of ACE Financial Services for aggregate consideration of $110 million in cash and approximately 20.8 million ACE ordinary shares. The cash used to finance the acquisition was generated from internal sources.

On January 14, 2000 and April 14, 2000, the Company paid quarterly dividends of 11 cents per share to shareholders of record on December 31, 1999 and March 31, 2000 respectively. The declaration and payment of future dividends is at the discretion of the Board of Directors and will be dependent upon the profits and financial requirements of the Company and other factors, including legal restrictions on the payment of dividends and such other factors as the Board of Directors deems relevant.

Fully diluted book value per share was $20.76 at March 31, 2000, compared with $20.28 at December 31, 1999.

Both internal and external forces influence the Company's financial condition, results of operations and cash flows. Claim settlements, premium levels and investment returns may be impacted by changing rates of inflation and other economic conditions. In many cases, significant periods of time, ranging up to several years or more, may elapse between the occurrence of an insured loss, the reporting of the loss to the Company and the settlement of the Company's liability for that loss. The Company believes that its cash balances, cash flow from operations, routine sales of investments and the liquidity provided by its credit facilities (discussed below) are adequate to meet the Company's expected cash requirements.

Credit facilities

In May 2000, the Company renewed certain syndicated credit facilities. Each facility requires that the Company and/or certain of its subsidiaries maintain specific covenants, including a consolidated tangible net worth covenant and a maximum leverage covenant. The facilities provide:

o An $800 million, 364-day revolving credit facility with ACE Limited and various subsidiaries as borrowers and guarantors. This facility is for general corporate purposes.

o A $250 million, five-year revolving credit facility with ACE Limited and various subsidiaries as borrowers and guarantors. This facility is for general corporate purposes and permits both loans and letters of credit.

Each of the above facilities may be used as commercial paper recourse facilities.

Tempest Re also maintains an uncollateralized, syndicated revolving credit facility in the amount of $72.5 million, which is guaranteed by the Company. At March 31, 2000, no amounts have been drawn down under this facility.

ACE Financial Services is party to a credit facility with a syndicate of banks pursuant to which the syndicate provides up to $100 million specifically designed to provide rating agency qualified capital to further support ACE Financial Services claims-paying resources. This agreement expires in January 2006. ACE Financial Services has not borrowed under this credit facility.

In August 1996, ACE Financial Services entered into a credit agreement for the provision of a $25 million credit facility, which is available for general corporate purposes. As of March 31, 2000, $25 million remains outstanding under this facility.

In November 1998, the Company arranged a syndicated, partially collateralized, five-year LOC facility in the amount of (pound)270 million (approximately $437 million) to fulfill the requirements of Lloyd's for the 1999 year of account. This LOC facility requires that the Company and/or certain of its subsidiaries continue to maintain certain covenants, including a minimum consolidated tangible net worth covenant and a maximum leverage covenant. On June 30, 1999, certain terms of this LOC facility were renegotiated and the facility is now uncollateralized. The facility was renewed in November 1999 at an increased amount of (pound)290 million (approximately $470 million) to fulfill the requirements of Lloyd's for the 2000 year of account. ACE Financial Services maintains a (pound)48 million (approximately $78 million) unsecured letter of credit facility with a bank to fulfill the requirements of Lloyd's for 1998/99 years of account.

In September 1999, the Company along with ACE Bermuda and Tempest Re as Account Parties and Guarantors arranged a syndicated, one-year LOC facility in the amount of $430 million for general business purposes, including the issuance of (re)insurance letters of credit. This LOC facility requires that the Company and/or certain of its subsidiaries continue to maintain certain covenants, including a minimum consolidated tangible net worth covenant and a maximum leverage covenant.

                                ACE LIMITED

                        PART II - OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

1) On February 25, 2000, the Company declared a quarterly dividend of $0.11 per Ordinary Share payable on April 14, 2000 to shareholders of record on March 31, 2000.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

1.       EXHIBITS.

3.1 ACE Limited Certificate of the powers, designations, preferences and rights of the 8.25 percent cumulative redeemable preferred shares, series A, dated April 12, 2000.

10.1 Underwriting Agreement, dated as of April 6, 2000, among ACE Limited, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities LLC and Donaldson, Lufkin & Jenrette Securities Corporation.

10.2 Purchase Contract Agreement, dated as of April 12, 2000 between ACE Limited and The Bank of New York, acting as purchase contract agent for the Holders of Securities.

10.3 Remarketing Agreement, dated as of April 12, 2000 among ACE Limited, The Bank of New York and Merril Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated.

10.4 Pledge Agreement, dated as of April 12, 2000, among ACE Limited; The Bank of New York, as Collateral Agent, Custodial Agent and Securities Intermediary; and The Bank of New York, as Purchase Contract Agent.

10.5 ACE USA Officer Deferred Compensation Plan (as amended through January 1, 2000).

10.6     ACE USA Supplemental Employee Retirement Savings Plan.

10.7 Second Amendement to credit agreements dated as of March 15, 2000 among ACE INA Holdings Inc., ACE Limited, certain subsidiary guarantors, various lenders, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Guaranty Trust Company of New York.

10.8 Amendment to letter of credit facility agreement dated as of March 15, 2000 between ACE Limited, ACE Bermuda Insurance Ltd, Citibank, N.A., as arranger, Barclays Bank plc and ING Barings, as co-arrangers, and Citibank International plc, as agent and trustee for the Banks.

10.9 Amendment to reimbursement agreement dated as of March 15, 2000 among ACE Limited, ACE Bermuda Insurance Ltd., Tempest Reinsurance Company Limited, Deutsche Bank AG, New York and/or Cayman Islands Branches and Fleet National Bank as Documentation Agents, and Mellon Bank, as Issuing Bank and Administrative Agent.

27.      Financial Data Schedule.

2.       REPORTS ON FORM 8-K.

The Company filed a Form 8-K current report (date of earliest event reported: January 14, 2000) pertaining to the completion of the acquisition of Capital Re Corporation.

The Company filed a Form 8-K current report (date of earliest event reported: April 5, 2000) pertaining to ACE Limited's offering of FELINE PRIDES.

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






                                                        ACE LIMITED
                                        ---------------------------------------





May 12, 2000                                   /s/   Brian Duperreault
                                        ---------------------------------------
                                                     Brian Duperreault
                                                    Chairman and Chief
                                                     Executive Officer





May 12, 2000                                    /s/     Robert Blee
                                        ---------------------------------------
                                                      Robert A. Blee
                                                 Chief Accounting Officer

                               EXHIBIT INDEX




Exhibit
Number       Description                                         Numbered Page
-------      -----------                                         -------------

3.1 ACE Limited Certificate of the powers, designations, preferences and rights of the 8.25 percent cumulative redeemable preferred shares, series A, dated April 12, 2000.

10.1 Underwriting Agreement, dated as of April 6, 2000, among ACE Limited, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities LLC and Donaldson, Lufkin & Jenrette Securities Corporation.

10.2 Purchase Contract Agreement, dated as of April 12, 2000 between ACE Limited and The Bank of New York, acting as purchase contract agent for the Holders of Securities.

10.3 Remarketing Agreement, dated as of April 12, 2000 among ACE Limited, The Bank of New York and Merril Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated.

10.4 Pledge Agreement, dated as of April 12, 2000, among ACE Limited; The Bank of New York, as Collateral Agent, Custodial Agent and Securities Intermediary; and The Bank of New York, as Purchase Contract Agent.

10.5 ACE USA Officer Deferred Compensation Plan (as amended through January 1, 2000).

10.6     ACE USA Supplemental Employee Retirement Savings Plan.

10.7 Second Amendement to credit agreements dated as of March 15, 2000 among ACE INA Holdings Inc., ACE Limited, certain subsidiary guarantors, various lenders, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Guaranty Trust Company of New York.

10.8 Amendment to letter of credit facility agreement dated as of March 15, 2000 between ACE Limited, ACE Bermuda Insurance Ltd, Citibank, N.A., as arranger, Barclays Bank plc and ING Barings, as co-arrangers, and Citibank International plc, as agent and trustee for the Banks.

10.9 Amendment to reimbursement agreement dated as of March 15, 2000 among ACE Limited, ACE Bermuda Insurance Ltd., Tempest Reinsurance Company Limited, Deutsche Bank AG, New York and/or Cayman Islands Branches and Fleet National Bank as Documentation Agents, and Mellon Bank, as Issuing Bank and Administrative Agent.

27.      Financial Data Schedule.