Form 10-Q
period 2000-06-30
ACE LTD
filed 2000-08-15
CIK 896159

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549


                                 FORM 10-Q



(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly Period Ended June 30, 2000

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


                 YES     ___X___                NO  ________


The number of registrant's Ordinary Shares ($0.041666667 par value) outstanding as of August 11, 2000 was 217,922,847.

                                 ACE LIMITED


                             INDEX TO FORM 10-Q



Part I.  FINANCIAL INFORMATION
------------------------------                                         Page No.
                                                                       -------

Item 1.  Financial Statements:

         Consolidated Balance Sheets
           June 30, 2000 (Unaudited) and December 31, 1999                 3

         Consolidated Statements of Operations (Unaudited)
           Three Months and Six Months Ended June 30, 2000 and 1999        4

         Consolidated Statements of Shareholders' Equity (Unaudited)
           Six Months Ended June 30, 2000 and 1999                         5

         Consolidated Statements of Comprehensive Income (Unaudited)
           Six Months Ended June 30, 2000 and 1999                         6

         Consolidated Statements of Cash Flows (Unaudited)
           Six Months Ended June 30, 2000 and 1999                         7

         Notes to Interim Consolidated Financial Statements (Unaudited)    8

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition                                19



Part II.  OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K                                  38


                        ACE LIMITED AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                                                                                 June 30             December 31
                                                                                   2000                 1999
                                                                                   ----                 ----
                                                                                (Unaudited)
                                                                                (in thousands of U.S. Dollars,
                                                                                         except share
                                                                                      and per share data)
Assets
Investments and cash
   Fixed maturities available for sale, at fair value
     (amortized cost - $9,801,608 and $10,080,402)                            $    9,602,324        $   9,849,803
   Equity securities, at fair value (cost - $563,555 and $780,558)                   642,822              933,314
   Short-term investments, at fair value
     (amortized cost - $1,098,778 and $1,194,956)                                  1,098,952            1,192,875
   Other investments, at fair value  (cost - $476,661 and $303,714)                  480,531              300,311
   Cash                                                                              684,577              599,232
                                                                             -----------------     ----------------
       Total investments and cash                                                 12,509,206           12,875,535

Accrued investment income                                                            168,066              170,755
Insurance and reinsurance balances receivable                                      2,249,002            2,018,788
Accounts and notes receivable                                                        510,197              533,863
Reinsurance recoverable                                                            8,644,508            8,840,081
Deferred policy acquisition costs                                                    579,286              514,425
Prepaid reinsurance premiums                                                         741,594              580,244
Goodwill                                                                           2,877,449            2,822,718
Deferred tax assets                                                                1,004,320              916,184
Other assets                                                                         921,220              850,295
                                                                             -----------------     ----------------
       Total assets                                                           $   30,204,848         $ 30,122,888
                                                                             =================     ================
Liabilities
Unpaid losses and loss expenses                                               $   16,675,710         $ 16,460,247
Unearned premiums                                                                  2,986,503            2,428,828
Premiums received in advance                                                          66,711               63,759
Insurance and reinsurance balances payable                                         1,253,597            1,735,956
Contract holder deposit funds                                                        184,155              201,079
Accounts payable, accrued expenses and other liabilities                           1,455,795            1,684,725
Dividend payable                                                                      31,197               23,921
Short-term debt                                                                      351,851            1,074,585
Long-term debt                                                                     1,424,228            1,424,228
Trust preferred securities                                                           875,000              575,000
                                                                             -----------------     ----------------
       Total liabilities                                                          25,304,747           25,672,328
                                                                             -----------------     ----------------
Commitments and contingencies

Mezzanine Equity
FELINE PRIDES
                                                                                     311,050                    -
                                                                             -----------------     ----------------
Shareholders' Equity
Ordinary Shares ($0.041666667 par value,
     300,000,000 shares authorized; 217,654,930 and
     217,460,515 shares issued and outstanding)                                        9,069                9,061
Additional paid-in capital                                                         2,199,165            2,214,989
Unearned stock grant compensation                                                    (26,494)             (28,908)
Retained earnings                                                                  2,552,532            2,321,570
Accumulated other comprehensive loss                                                (145,221)             (66,152)
                                                                             -----------------     ----------------
       Total shareholders' equity                                                  4,589,051            4,450,560
                                                                             -----------------     ----------------
       Total liabilities, mezzanine equity and shareholders' equity           $   30,204,848          $30,122,888
                                                                             =================     ================

              See accompanying notes to interim consolidated financial statements


                        ACE LIMITED AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS
     For the Three Months and Six Months Ended June 30, 2000 and 1999

                                (Unaudited)


                                                      Three Months Ended                         Six Months Ended
                                                            June 30                                  June 30

                                                     2000                 1999                 2000                1999
                                               ------------------------------------------------------------------------------
                                                          (in thousands of U.S. dollars, except per share data)


Revenues
     Gross premiums written                    $  1,950,067          $   508,999          $  3,947,027         $    944,494
     Reinsurance premiums ceded                    (736,182)            (116,730)           (1,276,120)            (211,560)
                                                -------------        -------------         -------------        -------------
     Net premiums written                         1,213,885              392,269             2,670,907              732,934
     Change in unearned premiums                    (46,049)             (91,998)             (398,265)            (147,396)
                                                -------------        -------------         -------------        -------------
     Net premiums earned                          1,167,836              300,271             2,272,642              585,538
     Net investment income                          181,029               84,794               363,964              171,278
     Net realized gains (losses) on
     investments                                    (30,044)              25,307                26,696               42,561
                                                -------------        -------------         -------------        -------------
        Total revenues                            1,318,821              410,372             2,663,302              799,377
                                                -------------        -------------         -------------        -------------


 Expenses
     Losses and loss expenses                       768,111              255,471             1,483,594              412,352
     Policy acquisition costs                       163,728               31,471               314,370               65,824
     Administrative expenses                        182,864               41,149               376,872               95,799
     Amortization of goodwill                        19,324                4,514                38,970                8,934
     Interest expense                                53,947                4,147               111,136                8,677
                                                -------------        -------------         -------------        -------------

        Total expenses                            1,187,974              336,752             2,324,942              591,586
                                                -------------        -------------         -------------        -------------

Income before income taxes                          130,847               73,620               338,360              207,791
Income tax expense                                   16,919                4,498                49,919                9,650
                                                -------------        -------------         -------------        -------------

 Net income                                    $    113,928          $    69,122          $    288,441         $    198,141
                                                =============        =============         ============         =============

Basic earnings per share                       $       0.50          $      0.36          $       1.30         $       1.02
                                                =============        =============         ============         =============

Diluted earnings per share                     $       0.49          $      0.35          $       1.28         $       1.00
                                                =============        =============         ============         =============


                   See accompanying notes to interim consolidated financial statements






                        ACE LIMITED AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              For the Six Months Ended June 30, 2000 and 1999

                                (Unaudited)

                                                                   Six Months Ended
                                                                        June 30
                                                                2000               1999
                                                            -------------      -------------
                                                            (in thousands of U.S. Dollars)

 Ordinary Shares
    Balance at beginning of period                           $    9,061       $     8,070
    Ordinary Shares issued                                            17                 -
    Cancellation of Ordinary Shares                                  (28)                -
    Exercise of stock options                                         18                14
    Issued under Employee Stock Purchase Plan                          1                 2
                                                            -------------      -------------
       Balance at end of period                                    9,069             8,086
                                                            -------------      -------------
 Additional paid-in capital
    Balance at beginning of period                             2,214,989         1,767,188
    Ordinary Shares issued                                         6,467                 -
    Cancellation of Ordinary Shares                              (19,007)                -
    Exercise of stock options                                      5,773             5,202
    Issued under Employee Stock Purchase Plan                        821             1,420
    Cancellation of restricted stock award                             -              (100)
    FELINE PRIDES issuance costs                                  (9,878)                -
                                                            -------------      -------------
       Balance at end of period                                2,199,165         1,773,710
                                                            -------------      -------------
 Unearned stock grant compensation
    Balance at beginning of period                               (28,908)          (15,087)
    Stock grants awarded                                          (1,502)           (1,374)
    Stock grants forfeited                                             -               312
    Amortization                                                   3,916             4,013
                                                            -------------      -------------
       Balance at end of period                                  (26,494)          (12,136)
                                                            -------------      -------------
 Retained earnings
    Balance at beginning of period                             2,321,570         2,040,664
    Net income                                                   288,441           198,141
    Dividends declared on Ordinary Shares                        (52,154)          (38,790)
    Dividends declared on FELINE PRIDES                           (5,325)                -
                                                            -------------      -------------
       Balance at end of period                                2,552,532         2,200,015
                                                            -------------      -------------
 Accumulated other comprehensive loss
 Net unrealized appreciation (depreciation) on investments
    Balance at beginning of period                               (83,327)         102,271
    Change in period, net of tax                                 (37,246)        (133,915)
                                                            --------------    --------------
       Balance at end of period                                 (120,573)         (31,644)
                                                            --------------    --------------
 Cumulative translation adjustments
    Balance at beginning of period                                17,175            6,471
    Net adjustments during period                                (41,823)          (7,021)
                                                            --------------    --------------
       Balance at end of period                                  (24,648)            (550)
                                                            --------------    --------------

    Accumulated other comprehensive loss                        (145,221)         (32,194)
                                                            --------------    --------------
 Total shareholders' equity                                   $4,589,051       $3,937,481
                                                            ==============    ==============


                   See accompanying notes to interim consolidated financial statements



                        ACE LIMITED AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

              For the Six Months Ended June 30, 2000 and 1999

                                (Unaudited)


                                                                        Six Months Ended
                                                                             June 30
                                                                    2000                 1999
                                                                    ----                 ----
                                                                 (in thousands of U.S. Dollars)

   Net income                                                   $   288,441         $   198,141

   Other comprehensive income (loss)
      Net unrealized depreciation on investments
         Unrealized depreciation on investments                     (14,525)           (108,065)
         Less: reclassification adjustment for net
         realized gains included in net income                      (18,121)            (31,229)
                                                               ----------------     ---------------
                                                                    (32,646)           (139,294)

       Cumulative translation adjustments                           (58,302)             (7,021)

                                                               ----------------     ---------------
   Other comprehensive loss, before income taxes                    (90,948)           (146,315)

   Income tax benefit related to other
         comprehensive income items                                  11,879               5,379
                                                               ----------------     ---------------
   Other comprehensive loss                                         (79,069)           (140,936)
                                                               ----------------     ---------------


                                                               ----------------     ---------------
   Comprehensive income                                         $   209,372         $    57,205
                                                               ================     ===============



               See accompanying notes to interim consolidated financial statements







                        ACE LIMITED AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the Six Months Ended June 30, 2000 and 1999

                                (Unaudited)


                                                                                           Six Months Ended
                                                                                                June 30
                                                                                        2000               1999
                                                                                        ----               ----
                                                                                    (in thousands of U.S. Dollars)

Cash flows from operating activities
Net income                                                                      $     288,441      $    198,141
Adjustments to reconcile net income to net cash used for operating activities:
          Unearned premiums                                                           593,965           141,413
          Unpaid losses and loss expenses, net of reinsurance recoverable             359,886            (7,209)
          Prepaid reinsurance premiums                                               (161,350)           (2,060)
          Deferred tax assets                                                          27,884           20,954
          Net realized gains on investments                                           (26,696)          (42,561)
          Amortization of premium/discounts on fixed maturities                        (2,054)           (5,764)
          Amortization of goodwill                                                     38,970             8,934
          Deferred policy acquisition costs                                           (70,005)          (17,378)
          Insurance and reinsurance balances receivable                              (255,843)         (111,686)
          Premiums received in advance                                                  2,952             3,668
          Insurance and reinsurance balances payable                                 (485,207)           79,913
          Accounts payable, accrued expenses and other liabilities                   (250,754)           36,767
          Net change in contract holder deposit funds                                 (10,356)                -
          Other                                                                      (253,710)         (232,062)
                                                                                --------------      ------------
          Net cash flows (used for) from operating activities                        (203,877)           71,070
                                                                                --------------      ------------

Cash flows from investing activities
          Purchases of fixed maturities                                            (5,246,075)      (10,742,772)
          Purchases of equity securities                                             (269,119)         (126,623)
          Sales of fixed maturities                                                 5,542,027        10,531,044
          Sales of equity securities                                                  563,473           212,594
          Maturities of fixed maturities                                               38,265           390,762
          Net realized gains (losses) on financial futures contracts                   (7,846)           49,276
          Other investments                                                          (166,350)         (186,982)
          Acquisition of subsidiaries, net of cash acquired                                 -            (8,087)
                                                                                ----------------   ---------------
          Net cash flows from investing activities                                    454,375           119,212
                                                                                ----------------   ---------------

Cash flows from financing activities
          Dividends paid on Ordinary Shares                                           (47,779)          (34,874)
          Dividends paid on FELINE PRIDES                                              (2,424)                -
          Repayment of short-term debt                                             (1,011,742)                -
          Proceeds from short-term debt                                               289,008                 -
          Proceeds from issuance of trust preferred securities                        300,000           400,000
          Proceeds from issuance of FELINE PRIDES                                     311,050                 -
          Issuance costs of FELINE PRIDES                                              (9,878)                -
          Proceeds from exercise of options for Ordinary Shares                         5,791             7,143
          Proceeds from shares issued under Employee Stock Purchase Plan                  821             1,323
                                                                                ----------------   ---------------
          Net cash flows (used for) from financing activities                        (165,153)          373,592
                                                                                ----------------   ---------------
Net increase in cash                                                                   85,345           563,874

Cash at beginning of period                                                           599,232           240,556

                                                                                ----------------   ---------------
                                                                                $     684,577      $    804,430
Cash at end of period                                                           ================   ===============

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

ACE Limited ("ACE" or "the Company") is a holding company incorporated with limited liability under the Cayman Islands Companies Law and maintains its business office in Bermuda. The Company provides property and casualty insurance and reinsurance for a diverse group of customers worldwide. ACE International also provides accident and health insurance products that are designed to meet the insurance needs of individuals and groups outside of the U.S. insurance markets. In addition, through ACE Global Markets, the Company provides funds at Lloyd's to support underwriting by Lloyd's syndicates managed by Lloyd's managing agencies, which are indirect wholly owned subsidiaries of ACE. ACE operates through six business segments: ACE Bermuda, ACE Global Markets, ACE Global Reinsurance, ACE USA, ACE International and ACE Financial Services.

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

For the six months ended June 30, 2000, approximately 54 percent of the Company's written premiums came from companies headquartered in North America, 23 percent came from companies headquartered in Europe, 7 percent came from companies headquartered in Australia and New Zealand, 4 percent came from companies headquartered in Latin America, 7 percent from companies headquartered in Asia Pacific and 5 percent came from companies headquartered in other countries.

2.   Significant Accounting Policies

a)   New accounting pronouncements

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Deriative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective beginning in the first quarter of fiscal 2001. The Company is currently assessing the effect of adopting this statement on its financial position and operating results, which as yet, has not been determined.

3.   Commitments and Contingencies

The Company has considered asbestos and environmental claims and claims expenses in establishing the liability for unpaid losses and loss expenses. The estimation of ultimate losses arising from asbestos and environmental exposures has presented a challenge because traditional actuarial reserving

                        ACE LIMITED AND SUBSIDIARIES
             NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


methods, which primarily rely on historical experience, are inadequate for such estimation. The problem of estimating reserves for asbestos and environmental exposures resulted in the development of reserving methods which incorporate new sources of data with historical experience. The Company believes that the reserves carried for these claims are adequate based on known facts and current law.

4.   Restricted Stock Awards

Under the Company's long-term incentive plans, 68,418 Restricted Ordinary Shares were awarded during the six months ended June 30, 2000, to officers of the Company and its subsidiaries. These shares vest at various dates through March 2004.

At the time of grant the market value of the shares awarded under these grants is recorded as unearned stock grant compensation and is presented as a separate component of shareholders' equity. The unearned compensation is charged to income over the vesting period.


5.   Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share.

------------------------------------------------------------------------------------------------------------------------------

                                                             Three Months Ended                      Six Months Ended
                                                                   June 30                               June 30
                                                           2000               1999                 2000             1999
                                                           ----               ----                 ----             ----
                                                          (In thousands of U.S. dollars except share and per share data)
Numerator
      Net Income                                      $     113,928     $       69,122       $     288,441    $     198,141
      FELINE PRIDES dividend                                 (5,325)                 -              (5,325)               -
                                                      ----------------  ----------------     ---------------- ----------------
      Net income available to the holders of
        Ordinary Shares                               $     108,603     $       69,122       $     283,116    $     198,141
                                                      ================  ================     ================ ================

Denominator
      Denominator for basic earnings per share -
      Weighted average shares outstanding               217,257,524        193,784,573         217,058,392      193,871,173

      Effect of dilutive securities                       4,688,677          3,390,941           3,266,194        3,374,898
                                                      ----------------  ----------------     ---------------- ----------------

      Denominator for diluted earnings per share -
          Adjusted weighted average shares
             outstanding and assumed conversions        221,946,201        197,175,514         220,324,586      197,246,071
                                                      ================  ================     ================ ================

      Basic earnings per share                        $        0.50     $         0.36       $        1.30    $        1.02
                                                      ================  ================     ================ ================

      Diluted earnings per share                      $        0.49     $         0.35       $         1.28           1.00
                                                      ================  ================     ================ ================

------------------------------------------------------------------------------------------------------------------------------

                        ACE LIMITED AND SUBSIDIARIES
             NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

6.   Debt


---------------------------------------------------------------------------------------------------------
                                                          Coupon            June 30          December 31
                                                          Rates              2000                1999
                                                          -----              ----                ----
                                                                            (in millions of U.S. Dollars)

Short-term debt
     ACE Limited commercial paper                         Various          $      -         $     425
     ACE INA commercial paper                             Various               327               625
     ACE Financial Services Note                          Various                25                25
                                                                           ---------        ----------
                                                                           $    352         $   1,075
                                                                           =========        ==========

Long-term debt
     ACE INA Notes due 2004                                8.20%           $    400         $     400
     ACE INA Notes due 2006                                8.30%                299               299
     ACE US Holdings Senior Notes due 2008                 6.47%                250               250
     ACE INA Subordinated Notes due 2009                   8.41%                300               300
     ACE INA Debentures due 2029                           8.875%               100               100
     ACE Financial Services Debentures due 2002            7.75%                 75                75
                                                                           ---------        ----------
                                                                           $  1,424         $   1,424
                                                                           =========        ==========

Trust Preferred Securities
     ACE INA RHINO Preferred Securities due 2002      Libor + 1.25%        $    400         $     400
     ACE Financial Services Monthly Income
          Preferred Securities due 2044                    7.65%                 75                75
     ACE INA Trust Preferred Securities due 2029           8.875%               100               100
     ACE INA Capital Securities due 2030                   9.70%                300                 -
                                                                           ---------        ----------
                                                                           $    875         $     575
                                                                           =========        ==========

---------------------------------------------------------------------------------------------------------

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

                        ACE LIMITED AND SUBSIDIARIES
             NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


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

7.   Mezzanine Equity

ACE Limited FELINE PRIDES

The Company issued 6,000,000 FELINE PRIDES on April 12, 2000 and an additional 221,000 FELINE PRIDES on May 8, 2000, pursuant to a public offering, for aggregate net proceeds of approximately $311 million. Each FELINE PRIDES initially consists of a unit referred to as an Income PRIDES. Each Income PRIDES consists of (i) one 8.25 percent Cumulative Redeemable Preferred Share, Series A, liquidation preference $50 per share, of the Company, and (ii) a purchase contract pursuant to which the holder of the Income PRIDES agrees to purchase from the Company, on May 16, 2003, ordinary shares at the applicable settlement rate. Each preferred share is pledged to the Company to secure the holders obligations under the purchase contract. A holder of an Income PRIDES can obtain the release of the preferred share by substituting certain zero-coupon treasury securities as security for performance under the purchase contract. The resulting unit consisting of the zero-coupon treasury security and the purchase contract is a Growth PRIDES, and the preferred shares would be a separate security. A holder of a Growth PRIDES can convert it back into an Income PRIDES by depositing preferred shares as security for performance under the purchase contract and thereby obtain the release of the zero-coupon treasury securities.

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

8.   Reinsurance

The Company purchases reinsurance to manage various exposures including catastrophic risks. Although reinsurance agreements contractually obligate the Company's reinsurers to reimburse it for the agreed upon portion of its gross paid losses, they do not discharge the primary liability of the Company. The amounts for net premiums written and net premiums earned in the statements of operations are net of reinsurance. Direct, assumed and ceded amounts for these items for the three and six months ended June 30, 2000 and 1999 are as follows:

                        ACE LIMITED AND SUBSIDIARIES
             NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


-------------------------------------------------------------------------------------------------------------------------
                                                         Three Months Ended                     Six Months Ended
                                                               June 30                              June 30
                                                       2000               1999              2000               1999
                                                       ----               ----              ----               ----
                                                      (in thousands of U.S. dollars except share and per share data)

Premiums
Premiums written
   Direct                                          $ 1,581,089       $    293,000       $  3,049,756      $     511,461
   Assumed                                             368,978            215,999            897,271            433,033
   Ceded                                              (736,182)          (116,730)        (1,276,120)          (211,560)
                                                  ----------------    -------------     ---------------   ---------------
   Net premiums written                            $ 1,213,885       $    392,269       $  2,670,907      $     732,934
                                                  ================   ===============    ===============   ===============

Premiums earned
   Direct                                          $ 1,570,860       $    221,291       $  2,633,968      $     473,506
   Assumed                                             346,896            179,459            748,819            309,019
   Ceded                                              (749,920)          (100,479)        (1,110,145)          (196,987)
                                                  ----------------   ---------------    ---------------   ---------------
   Net premiums earned                            $  1,167,836       $    300,271       $  2,272,642      $     585,538
                                                  ================   ===============    ===============   ===============

-------------------------------------------------------------------------------------------------------------------------

The Company's provision for reinsurance recoverable at June 30, 2000 and
December 31, 1999 is as follows:
----------------------------------------------------------------------------------------------------------
                                                                         June 30           December 31
                                                                           2000               1999
                                                                           ----               ----
                                                                       (in thousands of U.S. dollars)

Reinsurance recoverable on paid losses and loss expenses                  $  872,670      $  1,288,651
Reinsurance recoverable on unpaid losses and loss expenses                 8,491,818         8,309,014
Provision for uncollectible balances                                        (719,980)         (757,584)
                                                                     -----------------   ----------------
Total reinsurance recoverable                                           $  8,644,508     $   8,840,081
                                                                     =================   ================

----------------------------------------------------------------------------------------------------------

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

Income from the Company's operations at Lloyd's are subject to United Kingdom (UK) corporation taxes. Lloyd's is required to pay U.S. income tax on U.S. connected income ("U.S. income") written by Lloyd's syndicates. Lloyd's has a closing agreement with the IRS whereby the amount of tax due on this business is calculated by Lloyd's and remitted directly to the IRS. These amounts are then charged to the personal accounts of the Names/Corporate Members in proportion to their participation in the relevant syndicates. The Company's Corporate Members are subject to this arrangement but, as UK domiciled companies, will receive UK corporation tax credits for any U.S. income tax incurred up to the value of the equivalent UK corporation income tax charge on the U.S. income.

                        ACE LIMITED AND SUBSIDIARIES
             NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


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

The income tax provision for the three and six months ended June 30, 2000 and 1999 is as follows:

-------------------------------------------------------------------------------------------------------------------
                                                   Three Months Ended                    Six Months Ended
                                                        June 30                              June 30
                                                2000               1999               2000               1999
                                                ----               ----               ----               ----
                                                               (in thousands of U.S. dollars)

Current tax expense                         $   13,307         $       2,464     $      22,035       $       3,684
Deferred tax expense                             3,612                 2,034            27,884               5,966
                                            --------------     --------------    ----------------    -------------
Provision for income taxes                  $   16,919         $       4,498     $      49,919       $       9,650
                                            ==============     ==============    ================    =============

-------------------------------------------------------------------------------------------------------------------

The components of the net deferred tax asset as of June 30, 2000 and
December 31, 1999 is as follows:
----------------------------------------------------------------------------------------------
                                                            June 30           December 31
                                                              2000                1999
                                                              ----                ----
                                                           (in thousands of U.S. dollars)

Deferred tax assets
      Loss reserve discount                              $   665,164        $      677,459
      Foreign tax credits                                    122,228               116,829
      Uncollectible reinsurance                               21,940                24,413
      Net operating loss carry forward                       215,480               164,993
      Unrealized depreciation on investments                   8,717                12,557
      Other                                                  300,035               305,647
                                                         ---------------    ---------------
           Total deferred tax assets                       1,333,564             1,301,898
                                                         ---------------    ---------------
Deferred tax liabilities
      Deferred policy acquisition costs                       78,404                87,691
      Other                                                   91,191               164,699
                                                         ---------------    ---------------
           Total deferred tax liabilities                    169,595               252,390
                                                         ---------------    ---------------
Valuation allowance                                          159,649               133,324
                                                         ---------------    ---------------
Net deferred tax asset                                   $ 1,004,320        $      916,184
                                                         ===============    ===============

----------------------------------------------------------------------------------------------

                        ACE LIMITED AND SUBSIDIARIES
             NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


10.  Summarized financial information

The following is consolidated summarized financial information for ACE INA and ACE Financial Services, both wholly owned subsidiaries of the Company.

-----------------------------------------------------------------------------------------------------------------
Selected Financial Data: ACE INA                              Three Months Ended             Six Months Ended
                                                                   June 30                       June 30
                                                                     2000                          2000
                                                         -----------------------------    -----------------------
                                                            (in thousands of U.S.         (in thousands of U.S.
                                                                   Dollars)                      Dollars)

Selected Statement of Operations Data
Total revenue                                               $       910,455                $       1,759,578
Net income                                                  $        28,621                $          82,083

Selected Balance Sheet Data
Total investments and cash                                                                 $       6,846,202
Total assets                                                                                      21,667,762
Unpaid losses and loss expenses                                                                   13,468,480
Total shareholders' equity                                                                 $       1,282,599
------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------

Selected Financial Data: ACE Financial Services           Three Months Ended June 30      Six Months Ended June
                                                                     2000                           30
                                                                                                   2000
                                                         -----------------------------    -----------------------
                                                               (in thousands of              (in thousands of
                                                                U.S. Dollars)                 U.S. Dollars)

Selected Statement of Operation Data
Total revenue                                               $        98,253               $          250,572
Net income                                                  $        22,258               $           43,057

Selected Balance Sheet Data
Total investments and cash                                                                $        1,837,670
Total assets                                                                                       2,236,564
Unpaid losses and loss expenses                                                                      549,677
Total shareholders' equity                                                                $        1,003,514
--------------------------------------------------------------------------------------------------------------------

Separate financial statements of ACE INA and ACE Financial Services have not been presented as management has determined that such information is not material to the holders of ACE INA and ACE Financial Services debt securities.

                        ACE LIMITED AND SUBSIDIARIES
             NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

11.  Segment information

The following tables summarize the operations by segment for the three and six months ended June 30, 2000 and 1999. Net realized gains (losses) have been presented net of related taxes.

------------------------------------------------------------------------------------------------------------------------------------
Three months ended June 30, 2000
                                                           ACE                                     ACE
                                 ACE       ACE Global     Global         ACE         ACE         Financial                  ACE
                               Bermuda       Markets    Reinsurance      USA    International    Services     Other(1)  Consolidated
                               -------       -------    -----------      ---    -------------    --------     --------  ------------
                                                                                (in thousands of U.S. Dollars)
Operations Data
Gross premiums written         $137,968     $193,389      $42,607      $948,785     $544,300     $83,018     $           $1,950,067
Net premiums written            126,676      137,277       29,977       459,269      379,378      81,308            -     1,213,885
Net premiums earned             103,387      147,325       26,159       462,756      355,018      73,191            -     1,167,836
Losses and loss expenses         73,397       83,584        1,863       353,886      209,446      45,935            -       768,111
Policy acquisition costs          3,998       38,173        5,747        43,632       57,943      14,235            -       163,728
Administrative expenses           7,324       17,985        3,596        60,729       68,390       8,515       16,325       182,864
                             -----------  -----------  -----------  ------------ -----------  -----------  -----------  -----------
Underwriting income (loss)       18,668        7,583       14,953         4,509       19,239       4,506      (16,325)       53,133

Net investment income            36,162        7,300       14,783        78,521       23,372      24,474       (3,583)      181,029
Amortization of goodwill           (225)         985        3,503           135            -       1,051       13,875        19,324
Interest expense                      6          978            -         8,336            -       3,331       41,296        53,947
Income tax expense (benefit)        638        2,591         (173)       23,561        8,332       2,928      (17,060)       20,817
                             -----------  -----------  -----------  ------------ -----------  -----------  -----------  -----------
Income (loss) excluding net
realized gains (losses)          54,411       10,329       26,406        50,998       34,279      21,670      (58,019)      140,074
Net realized gain (loss)
(net of income tax)             (10,922)        (174)      (5,825)       (6,449)      (3,040)        588         (324)      (26,146)
                             -----------  -----------  -----------  ------------ -----------  -----------  -----------  -----------
Net income (loss)            $   43,489   $   10,155   $   20,581   $    44,549   $   31,239  $   22,258   $  (58,343)  $   113,928
                             -----------  -----------  -----------  ------------ -----------  -----------  -----------  -----------
Total Assets                 $2,861,857   $1,850,119   $1,498,144   $15,709,214   $3,574,109  $2,236,564   $2,474,841   $30,204,848
                             ===========  ===========  ===========  ============ ===========  ===========  ===========  ============

------------------------------------------------------------------------------------------------------------------------------------

(1)Includes ACE Limited, ACE INA Holdings and intercompany eliminations






                                                   ACE LIMITED AND SUBSIDIARIES
                                        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                                            (Unaudited)



------------------------------------------------------------------------------------------------------------------------
Three months ended June 30, 1999
                                                                  ACE
                                     ACE        ACE Global       Global          ACE                            ACE
                                   Bermuda       Markets      Reinsurance       USA(1)         Other(2)     Consolidated
                                   -------       -------      -----------       ------         -----       ------------
                                                            (in thousands of U.S. Dollars)

Operations Data
Gross premiums written             171,652        207,192          45,859        84,296               -        508,999
Net premiums written               140,814        161,866          43,790        45,799               -        392,269
Net premiums earned                154,303         82,283          37,414        26,271               -        300,271
Losses and loss expenses           131,814         45,923          61,527        16,207               -        255,471
Policy acquisition costs             3,532         23,271           4,853          (185)              -         31,471
Administrative expenses              6,520         10,680           3,032         8,852          12,065         41,149
                               ------------- --------------  --------------   ------------  ------------  -------------
Underwriting income (loss)          12,437          2,409         (31,998)        1,397         (12,065)       (27,820)

Net investment income               48,028          6,042          15,600        12,266           2,858         84,794
Amortization of goodwill              (208)         1,042           3,503           177               -          4,514
Interest expense (income)            3,821            900               -         7,145           (7,719)        4,147
Income tax expense (benefit)           526          1,739               -         2,233               -          4,498
                               ------------- --------------  --------------  ------------   ------------  -------------
Income (loss) excluding net
realized gains (losses)             56,326          4,770         (19,901)        4,108          (1,488)        43,815
Net realized gain (loss)
   (net of income tax)              38,800         (1,718)         (3,740)          (87)         (7,948)        25,307
                               -------------  -------------   -------------  ------------   -----------   -------------
Net income (loss)              $    95,126     $    3,052     $   (23,641)   $    4,021         $(9,436)  $     69,122
                               -------------  -------------   -------------  ------------   -----------   -------------

Total Assets                   $ 3,289,137   $  1,435,792     $ 1,406,828    $1,778,644      $1,757,408     $9,667,809
                               ============= ==============  ============== ============== =============  ==============

------------------------------------------------------------------------------------------------------------------------

(1) Prior to acquisition of ACE INA.
(2) Includes ACE Limited and intercompany eliminations.





                                                   ACE LIMITED AND SUBSIDIARIES
                                        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                                            (Unaudited)



 -----------------------------------------------------------------------------------------------------------------------------------
 Six months ended June 30, 2000
                                                          ACE                                      ACE
                                  ACE      ACE Global    Global         ACE         ACE         Financial                   ACE
                                 Bermuda    Markets    Reinsurance      USA     International    Services     Other(1)  Consolidated
                                 -------    -------    -----------      ---     -------------    --------     --------  ------------
                                                                         (in thousands of U.S. Dollars)

Operations Data
Gross premiums written          $311,047     $513,307     $147,473    $1,687,680   $1,056,900     $230,620   $           $ 3,947,027
Net premiums written             264,724      374,468      133,454       919,267      755,538      223,456           -     2,670,907
Net premiums earned              185,872      280,333       58,355       845,570      698,310      204,202           -     2,272,642
Losses and loss expenses         132,301      155,768       11,661       631,091      407,966      144,807           -     1,483,594
Policy acquisition costs           7,083       74,733       11,697        78,068      114,123       28,666           -       314,370
Administrative expenses           14,784       35,570        4,849       129,921      143,037       16,040      32,671       376,872
                               ---------    ---------    ---------   -----------   ----------  -----------   ---------   -----------
Underwriting income (loss)        31,704       14,262       30,148         6,490       33,184       14,689     (32,671)       97,806

Net investment income             72,334       15,488       29,783       161,943       44,886       46,834      (7,304)      363,964
Amortization of goodwill            (433)       2,025        7,005           270            -        2,103      28,000        38,970
Interest expense                     690        2,183            -        16,605            -        6,638      85,020       111,136
Income tax expense (benefit)       1,265        5,446         (173)       46,753       14,835        9,261     (32,835)       44,552
                               ---------    ---------    ---------   -----------   ----------  -----------   ----------  -----------
Income (loss) excluding net
realized gains (losses)          102,516       20,096       53,099       104,805       63,235       43,521    (120,160)      267,112
Net realized gain (loss)
(net of income tax)               24,297         (948)      (7,945)      (10,847)      19,287         (464)     (2,051)       21,329
                              ----------   ----------   ----------   -----------   ----------  -----------   ----------  -----------
Net income (loss)             $  126,813   $   19,148   $   45,154   $    93,958   $   82,522  $    43,057   $ (122,211) $   288,441
                              ----------   ----------   ----------   -----------   ----------  -----------   ----------  ----------
 Total Assets                 $2,861,857   $1,850,119   $1,498,144   $15,709,214   $3,574,109  $ 2,236,564   $2,474,841  $30,204,848
                              ==========   ==========   ==========   ===========   ==========  ===========   ==========  ===========

 -----------------------------------------------------------------------------------------------------------------------------------

(1)Includes ACE Limited, ACE INA Holdings and intercompany eliminations






                                                   ACE LIMITED AND SUBSIDIARIES
                                        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                                            (Unaudited)



-------------------------------------------------------------------------------------------------------------------------------
Six months ended June 30, 1999
                                                                      ACE
                                      ACE         ACE Global         Global           ACE                           ACE
                                    Bermuda         Markets       Reinsurance        USA(1)        Other(2)     Consolidated
                                    -------         -------       -----------        ------        -----        ------------
                                                                 (in thousands of U.S. Dollars)
Operations Data
Gross premiums written             $ 302,270        $346,567       $ 160,433       $ 135,224             -         $ 944,494
Net premiums written                 239,395         266,262         158,385          68,892             -           732,934
Net premiums earned                  271,923         189,467          73,986          50,162             -           585,538
Losses and loss expenses             196,913         107,952          76,258          31,229             -           412,352
Policy acquisition costs               6,851          50,680           9,596          (1,303)            -            65,824
Administrative expenses               21,437          24,857           6,009          18,516        24,980            95,799
                                   ---------    ------------    ------------       ---------     ---------      ------------
Underwriting income (loss)            46,722           5,978         (17,877)          1,720       (24,980)           11,563

Net investment income                 97,312          12,628          31,967          24,788         4,583           171,278
Amortization of goodwill                (416)          2,099           7,005             246             -             8,934
Interest expense (income)              7,384           2,225               -          13,982       (14,914)            8,677
Income tax expense                       956           4,307               -           4,387             -             9,650
                                  ----------    ------------    ------------       ---------     ---------      ------------
Income (loss) excluding net          136,110           9,975           7,085           7,893        (5,483)          155,580
realized gains (losses)
Net realized gain (loss) (net of
income tax)                           56,870          (1,936)         (4,444)             20        (7,949)          42,561
                                  ----------    ------------    ------------       ---------    ----------      -----------
Net income (loss)                 $  192,980        $  8,039         $ 2,641        $  7,913      $(13,432)       $ 198,141
                                  ----------    ------------    ------------      ----------    ----------      -----------
Total Assets                      $3,289,137    $  1,435,792    $  1,406,828      $1,778,644    $1,757,408       $9,667,809
                                  ==========    ============    ============      ==========    ==========      ===========

-------------------------------------------------------------------------------------------------------------------------------

(1) Prior to acquisition of ACE INA.
(2) Includes ACE Limited and intercompany eliminations.



12.      Reclassification

Certain items in the prior period financial statements have been reclassified to conform with the current period presentation.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION


The following is a discussion of the Company's results of operations, financial condition, liquidity and capital resources as of and for the three months and six months ended June 30, 2000. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. This discussion should be read in conjunction with the consolidated financial statements, related notes thereto and the Management's Discussion and Analysis of Results of Operations and Financial Condition included in the Company's 1999 Annual Report on Form 10-K.

Safe Harbor Disclosure

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Any written or oral statements made by or on behalf of the Company may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors (which are described in more detail elsewhere herein and in documents filed by the Company with the Securities and Exchange Commission) include, but are not limited to, (i) uncertainties relating to government and regulatory policies (such as subjecting the Company to insurance regulation or taxation in additional jurisdictions or amending or revoking or enacting any laws, regulations or treaties affecting the Company's current operations), (ii) the occurrence of catastrophic events or other insured or reinsured events with a frequency or severity exceeding the Company's estimates, (iii) legal, regulatory, and legislative developments,
(iv) the uncertainties of the loss reserving process including the difficulties associated with assessing environmental and latent injuries,
(v) the actual amount of new and renewal business and market acceptance of the Company's products, (vi) loss of the services of any of the Company's executive officers, (vii) changing rates of inflation and other economic conditions, (viii) losses due to foreign currency exchange rate fluctuations, (ix) ability to collect reinsurance recoverables, (x) the competitive environment in which the Company operates, related trends and associated pricing pressures and developments, (xi) the impact of mergers and acquisitions, including the ability to successfully integrate acquired businesses and achieve cost savings, competing demands for ACE's capital and the risk of undisclosed liabilities, (xii) developments in global financial markets which could affect the Company's investment portfolio and financing plans, and (xiii) risks associated with the introduction of new products and services. The words "believe", "anticipate", "estimate", "project", "plan", "expect", "intend", "hope", "will likely result" or "will continue" and variations thereof and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)


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

In addition, the Company has historically recorded its results of operations from its Lloyd's syndicates one quarter in arrears. Commencing January 1, 2000, the Company now records the results from the Lloyd's 2000 underwriting year on a current basis. The impact of this change is discussed in the relevant sections. Prior year underwriting results are still reported one quarter in arrears but underwriting results should run off over the next few quarters. The Company has also increased its percentage of participation in the Lloyd's syndicates it manages in 2000 versus 1999.


Results of Operations - Three Months ended June 30, 2000


-------------------------------------------------------------------------------
Net Income                                            Three Months Ended
                                                           June 30
                                                   2000                 1999
                                                   ----                 ----
                                                  (in millions of U.S. Dollars)


Income excluding net realized gains
  (losses) on investments                      $    140            $       44
Net realized gains (losses) on
  investments (net of taxes)                        (26)                   25
                                             --------------        ------------
Net income                                     $    114            $       69
                                             ==============        ============

--------------------------------------------------------------------------------

Income excluding net realized gains (losses) on investments was $140 million for the quarter ended June 2000 compared with $44 million in 1999. The increase was partly due to the inclusion of the results of ACE INA and ACE Financial Services this quarter. Both of these operations were acquired after June 30, 1999. The increase was also partly due to better operating results at Tempest Re as a result of minimal catastrophe activity in the June 2000 quarter. In the June 1999 quarter, there were a large number of insured catastrophes that impacted Tempest Re's results.

Net realized losses on investments (net of taxes) were $26 million for the June 2000 quarter compared with net realized gains of $25 million for the June 1999 quarter. The realized losses were primarily the result of losses generated by the fixed maturities portfolios in ACE INA and losses generated by the financial futures and option contracts in ACE Bermuda.

Net income for the quarter was $114 million compared with $69 million for the quarter ended June 1999. Again, the increase in net income was due primarily to the inclusion of the results of ACE INA and ACE Financial Services this quarter and better operating results at Tempest Re.

                                           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                       RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)

-------------------------------------------------------------------------------------------------
Premiums                                        Three Months ended               % Change
                                                    June 30                         from
                                            2000                1999              Prior Year
                                            ----                ----              ----------
                                          (in millions of U.S. Dollars

Gross premiums written:
   ACE Bermuda                       $        138       $         172               (20%)
   ACE Global Markets                         193                 207                (7%)
   ACE Global Reinsurance                      43                  46                (7%)
   ACE USA                                    949                  84                 N.M.
   ACE International                          544                   -                 N.M.
   ACE Financial Services                      83                   -                 N.M.
                                     ------------------  ------------------    ---------------
                                   $        1,950        $        509                 283%
                                     ==================  ==================    ===============
Net premiums written:
   ACE Bermuda                       $        127        $        141               (10%)
   ACE Global Markets                         137                 162               (15%)
   ACE Global Reinsurance                      30                  43               (32%)
   ACE USA                                    459                  46                 N.M.
   ACE International                          380                   -                 N.M.
   ACE Financial Services                      81                   -                 N.M.
                                     ------------------  ------------------    ---------------
                                     $      1,214        $        392                210%
                                     ==================  ==================    ===============
Net premiums earned:
   ACE Bermuda                       $        104        $        155               (33%)
   ACE Global Markets                         147                  82                79%
   ACE Global Reinsurance                      26                  37               (30%)
   ACE USA                                    463                  26                 N.M.
   ACE International                          355                   -                 N.M.
   ACE Financial Services                      73                   -                 N.M.
                                     ------------------  ------------------    ---------------
                                     $      1,168        $        300                289%
                                     ==================  ==================    ===============
N.M. not meaningful
-------------------------------------------------------------------------------------------------


For the quarter ended June 2000, gross premiums written increased by $1.4 billion to $1.9 billion compared with $509 million for the quarter ended June 1999. The increase is the result of the inclusion of ACE INA and ACE Financial Services which contributed $1.5 billion to gross premiums written in the current quarter, following their acquisitions. As with gross premiums written, net premiums written and net premiums earned increased significantly during the current quarter due to the inclusion of ACE INA and ACE Financial Services. Net premiums written increased by $822 million or 210 percent compared with $392 million for the June 1999 quarter and net premiums earned increased by $868 million or 289 percent compared with $300 million for the June 1999 quarter.

The significant competitive pressures experienced in most insurance markets over the past several years appear to have eased and the Company is now seeing evidence of a turn in both primary and reinsurance pricing coupled with an increase in demand for coverage.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)


ACE Bermuda: Gross premiums written for the quarter ended June 2000 decreased to $138 million from $172 million for the June 1999 quarter, a decrease of 20 percent. This decrease is primarily a result of decreases in premiums from tailored risk solutions which is susceptible to large fluctuations between periods. Gross premiums written during the quarter ended June 30, 1999 included a large tailored risks solutions contract which was fully earned during that quarter but was not renewed this year. The remaining lines of business remained relatively flat or experienced slight increases. Net premiums written decreased from $141 million for the June 1999 quarter to $127 million for the June 2000 quarter. Net premiums earned decreased from $155 million for the June 1999 quarter to $104 million for the June 2000 quarter. As with gross premiums written, both of these decreases are primarily the result of decreases in tailored risk solutions.

ACE Global Markets: Gross premiums written decreased by 7 percent from $207 million for the June 1999 quarter to $193 million for the June 2000 quarter. As previously reported, the Company now records the results of the Lloyd's 2000 underwriting year on a current basis and the results for June 2000 are for business concluded in the June 2000 quarter. Prior year underwriting results are still recorded one quarter in arrears but should run off over the next several quarters. On a comparable basis, gross premiums written increased by approximately $27 million in 2000 compared with 1999.

ACE Global Reinsurance: Gross premiums written for the quarter decreased 7 percent from $46 million for the June 1999 quarter to $43 million for the June 2000 quarter. This decrease is due primarily to program restructuring and the non-renewal of a major contract. Net premiums written for the quarter decreased 32 percent and net premiums earned decreased 30 percent, as Tempest Re moved preemptively to secure retrocessional capacity in anticipation of higher prices on July 1, 2000. Net premiums written and earned were also affected by premium adjustments accrued on existing ceded programs resulting from increased international writings.

ACE USA: Gross premiums written increased to $949 million for the quarter ended June 2000 from $84 million for the quarter ended June 1999. Net premiums written increased to $459 million for the current quarter from $46 million for the comparative quarter. This increase is due primarily to the inclusion of the ACE INA domestic business in 2000. On a comparable basis, this segment showed growth year over year driven primarily by growth in the large account unit, property and US International business units and aerospace. Net premiums earned increased from $26 million for the June 1999 quarter to $463 million for the June 2000 quarter due to the inclusion of the ACE INA domestic business.

ACE International: Gross premiums written were $544 million for the June 2000 quarter. Net premiums written and net premiums earned were $380 million and $355 million respectively.

ACE Financial Services: Gross premiums written for ACE Financial Services were $83 million for the quarter. This is the second quarter in which the Company's financial results reflect the acquisition of ACE Financial Services. Net premiums written were $81 million and net premiums earned were $73 million.

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

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)


--------------------------------------------------------------------------------
                                                         Three Months Ended
                                                               June 30
                                                       2000              1999
                                                       ----              ----
Loss and loss expense ratio
   ACE Bermuda                                         71.0%            85.4%
   ACE Global Markets                                  56.7%            55.8%
   ACE Global Reinsurance                               7.1%           164.4%
   ACE USA                                             76.5%            61.7%
   ACE International                                   59.0%             -
   ACE Financial Services                              62.8%             -
       Consolidated                                    65.8%            85.1%

Underwriting and administrative expense ratio
   ACE Bermuda                                         11.0%             6.5%
   ACE Global Markets                                  38.1%            41.3%
   ACE Global Reinsurance                              35.7%            21.1%
   ACE USA                                             22.5%            33.0%
   ACE International                                   35.6%             -
   ACE Financial Services                              31.0%             -
       Consolidated                                    29.7%            24.2%

Combined Ratio
   ACE Bermuda                                         82.0%            91.9%
   ACE Global Markets                                  94.8%            97.1%
   ACE Global Reinsurance                              42.8%           185.5%
   ACE USA                                             99.0%            94.7%
   ACE International                                   94.6%             -
   ACE Financial Services                              93.8%             -
       Consolidated                                    95.5%           109.3%

--------------------------------------------------------------------------------

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

Underwriting results for all segments for the June 2000 quarter are consistent with the Company's operating objective of achieving an underwriting profit. Following the acquisition of ACE INA, the Company initiated several cost reduction initiatives at ACE INA with a primary focus on ACE USA. These included staff reductions at ACE INA, outsourcing of the information technology operations at ACE USA and consolidating numerous ACE USA field offices. These initiatives have assisted ACE USA in achieving a combined ratio under 100 percent for the quarter.

Due to the inclusion of losses and loss expenses for ACE INA and ACE Financial Services following the acquisitions, losses and loss expenses increased substantially for the quarter ended June 2000 to $768 million compared with $255 million for the quarter ended June 1999. The
Company's loss and loss expense ratio decreased from 85.1 percent in 1999 to 65.8 percent in 2000. This decrease is primarily due to the low number of catastrophes in 2000, as well as a change in the mix of business written in the quarter compared with 1999.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)

ACE Bermuda: The loss ratio for the June 2000 quarter decreased to 71.0 percent from 85.4 percent for the June 1999 quarter. The decrease is primarily attributable to a change in the mix of business written in the quarter. ACE Bermuda wrote less tailored risk solutions business, which generally has a higher loss ratio then the other lines, in the June 2000 quarter compared with the June 1999 quarter.

ACE Global Markets: The loss ratio is relatively unchanged from the comparable quarter increasing from 55.8 percent for the June 1999 quarter to 56.7 percent for the June 2000 quarter.

ACE Global Reinsurance: Tempest Re's loss ratio decreased to 7.1 percent compared with 164.4 percent in 1999. The loss ratio for this segment is directly impacted by the level of insured catastrophes. During the June 1999 quarter there were significant major catastrophic events including the tornadoes in the midwestern U.S. and hailstorms in Australia. There have been no significant catastrophic events affecting Tempest Re this quarter.

ACE USA: The loss ratio for ACE USA increased to 76.5 percent for the quarter ended June 2000 compared with 61.7 percent for the same quarter last year. The loss ratio has increased primarily because the domestic business of ACE INA has historically had a loss ratio in excess of the ACE US Holdings group. The June 1999 ratio relates solely to the ACE US Holdings group prior to the acquisition of ACE INA.

ACE International: The loss ratio for the June 2000 quarter was 59.0 percent. ACE INA was acquired on July 2, 1999; therefore, there are no comparative figures for this quarter.

ACE Financial Services: The loss ratio for the June 2000 quarter for ACE Financial Services was 62.8 percent. ACE Financial Services was acquired on December 30, 1999; therefore, there are no comparative figures for this quarter.

Underwriting and administrative expenses

Underwriting and administrative expenses are comprised of the amortization of deferred acquisition costs, which include commissions, premium taxes, underwriting and other costs that vary with and are primarily related to the production of premium, and administrative expenses which include all other operating costs. Total underwriting and administrative expenses increased from $73 million for the June 1999 quarter to $347 million for the June 2000 quarter primarily due to the inclusion of ACE INA and ACE Financial Services following the acquisitions. The underwriting and administrative expense ratio increased quarter on quarter to 29.7 percent from 24.2 percent in 1999.

ACE Bermuda: The underwriting and administrative expense ratio increased from 6.5 percent in 1999 to 11.0 percent in 2000. The key factors influencing this increase are increases in acquisition costs due to an increased number of profit sharing agreements. In 1999, profit sharing agreements existed in only two lines of business and in 2000 profit sharing agreements exist across all lines of business. In addition, the ratio increased over last year because net premiums earned are down this quarter due to a decrease in tailored risk solutions business as discussed in the premiums section.

ACE Global Markets: The underwriting and administrative expense ratio decreased slightly from 41.3 percent in the June 1999 quarter to 38.1 percent in the June 2000 quarter due to lower acquisition costs resulting from a change in the mix of business and an increase in earned premiums.
Administrative expenses are down in the June 2000 quarter when compared with the June 1999 quarter primarily because 1999 included certain restructuring expenses.

ACE Global Reinsurance: The underwriting and administrative expense ratio increased from 21.1 percent in the June 1999 quarter to 35.7 percent in the June 2000 quarter due to increased expenses in connection with the expansion into Europe and the United States which to date are still building their infrastructure and have not contributed any written premiums. In addition, Tempest Re recognized less earned premiums in the June 2000 quarter due to an increase in the amount of reinsurance expense recognized.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)

ACE USA: The underwriting and administrative expense ratio for ACE USA declined from 33.0 percent for the June 1999 quarter to 22.5 percent for the June 2000 quarter. The June 1999 ratio relates solely to the ACE US
Holdings group prior to the acquisition of ACE INA. However, the decline in the expense ratio was primarily driven by the increase in premiums earned from financial solutions contracts written and earned in the quarter.

ACE International: The underwriting and administrative expense ratio for ACE International was 35.6 percent for the quarter. ACE INA was acquired on July 2, 1999; therefore, there are no comparative figures for this quarter.

ACE Financial Services: The underwriting and administrative expense ratio for ACE Financial Services was 31.0 percent. ACE Financial Services was acquired on December 30, 1999; therefore, there are no comparative figures for this quarter.

--------------------------------------------------------------------------------
  Net Investment Income               Three Months Ended            Percentage
                                             June 30                   Change
                                    2000              1999           From Prior
                                    ----               ----              Year
                                  (in millions of U.S. Dollars)

ACE Bermuda                      $      36            $  48            (25%)
ACE Global Markets                       7                6             17%
ACE Global Reinsurance                  15               16             (5%)
ACE USA                                 79               12              N.M.
ACE International                       23                -              N.M.
ACE Financial Services                  25                -              N.M.
Other                                   (4)               3              N.M.
                               -------------     -------------     -------------
Total investment income          $     181       $       85             113%
                               =============     =============     =============
N.M. - not meaningful
--------------------------------------------------------------------------------

Net investment income increased by $96 million for the quarter ended June 2000 compared with the quarter ended June 1999. The primary reason for this is an increase in the size of investment assets resulting from the ACE INA and ACE Financial Services acquisitions during 1999. The rise in U.S. interest rates also had a positive impact on investment income during the quarter.

ACE Bermuda: Net investment income decreased by 25 percent to $36 million for the June 2000 quarter compared with $48 million for 1999. The decrease is due to a reduction in investable asset base due to dividends paid at the end of December 1999.

ACE Global Markets: Net investment income increased by 17 percent to $7 million compared with $6 million in 1999 as a result of the Company's increased participation in the Lloyd's syndicates it manages.

ACE Global Reinsurance: Net investment income decreased by 5 percent to $15 million during the current quarter compared with $16 million in 1999. The investable asset base of Tempest Re declined in 1999 as Tempest Re paid dividends as well as claims related to 1999 catastrophes.

ACE USA: Net investment income increased to $79 million for the June 2000 quarter compared with $12 million for 1999. The investment asset base of ACE USA was higher during the quarter ended June 2000 than during the quarter ended June 1999 due to the ACE INA acquisition. Net investment income for the current quarter includes both ACE US Holdings and the US operations of ACE INA which was acquired on July 2, 1999. Net investment income for the June 1999 quarter only reflects ACE US Holdings investment income.

ACE International: Net investment income of $23 million represents the net investment income of the international operations of ACE INA which were acquired on July 2, 1999; therefore, there is no prior period comparison.

ACE Financial Services: Net investment income of $25 million represents the net investment income of ACE Financial Services which was acquired on December 30, 1999; therefore, there is no prior period comparison.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)

--------------------------------------------------------------------------------
Net Realized Gains (Losses) on Investments               Three Months Ended
                                                               June 30
                                                     2000                  1999
                                                     ----                  ----
                                                   (in millions of U.S. Dollars)

Fixed maturities and short-term investments    $       (18)     $        (39)
Equity securities                                        3                21
Financial futures and option contracts                 (17)               46
Other                                                    5                 1
Currency                                                (3)               (4)
                                               ----------------  ---------------
Net realized gains (losses)                    $        (30)     $        25
                                               ================  ===============

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

Sales proceeds for fixed maturity securities were generally lower than their amortized cost during the quarter. This resulted in net realized losses of $18 million being recognized on fixed maturities and short-term investments during the quarter ended June 2000 compared to net realized losses of $39 million for the quarter ended June 1999.

Sales proceeds for equity securities were generally higher than their cost during the quarter, resulting in net realized gains of $3 million being recognized during the quarter compared to $21 million for the quarter ended June 1999.

Certain of the Company's external managers of fixed income securities use fixed income futures contracts to manage duration exposure, and gains of $2 million were recognized on these during the quarter ended June 2000.
Net realized losses generated by the Company's equity index futures contracts amounted to $19 million during the quarter ended June 2000.
Total net realized losses attributable to the financial futures and option contracts amounted to $17 million during the current three months, compared to gains of $46 million for the three months ended June 1999.

-----------------------------------------------------------------------------
Other Expenses                                      Three Months Ended
                                                         June 30
                                             2000                     1999
                                             ----                     ----
                                              (in millions of U.S. Dollars)

Goodwill                                  $      19             $      5
                                          ==============       ==============

Interest expense                          $      54             $      4
                                          ==============       ==============

-----------------------------------------------------------------------------

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)

The increase in goodwill amortization for the June 2000 quarter is primarily the result of the amortization of goodwill with respect to the ACE INA and ACE Financial Services acquisitions. The amortization of goodwill generated from the ACE INA acquisition is approximately $14 million per quarter and the ACE Financial Services acquisition generates approximately $1 million of goodwill amortization per quarter. ACE INA was acquired July 2, 1999 and ACE Financial Services was acquired December 30, 1999; therefore, goodwill amortization related to these acquisitions are not included in the comparative amounts.

The increase in interest expense for the June 2000 quarter is a result of the additional debt incurred by the Company in connection with the acquisition of ACE INA on July 2, 1999.

Results of Operations - Six Months ended June 30, 2000

--------------------------------------------------------------------------------
Net Income                                                  Six Months Ended
                                                                 June 30
                                                        2000              1999
                                                        ----              ----
                                                   (in millions of U.S. Dollars)


Income excluding net realized gains on investments   $      267         $   156
Net realized gains on investments (net of taxes)             21              42
                                                     -------------     ---------
Net income                                           $      288         $   198
                                                     =============     =========

--------------------------------------------------------------------------------

Income excluding net realized gains on investments was $267 million for the six months ended June 2000 compared with $156 million for 1999. The increase was due primarily to the inclusion of the results of ACE INA and ACE Financial Services. Both of these operations were acquired after June 30, 1999. The increase was also partly due to better operating results at Tempest Re as a result of minimal catastrophe activity in the six month period ended June 2000. In the six month period ended June 1999, there were a large number of insured catastrophes that impacted Tempest Re's results. This was offset by a decrease in income excluding net realized gains on investments in ACE Bermuda, primarily due to lower investment income arising from a reduction in the investable asset base following dividend payments in December 1999.

Net realized gains on investments (net of taxes) were $21 million for the six months ended June 2000 compared with $42 million for the six months ended June 1999. The realized gains in 2000 were generated primarily in ACE Bermuda and ACE International which realigned certain of their equity portfolios during the period.

Net income for the six months ended June 2000 was $288 million compared with $198 million for the six months ended June 1999. The increase in net income was due primarily to the inclusion of the results of ACE INA and ACE Financial Services during the current period, as well as better results in Tempest Re, offset somewhat by a decline in net income at ACE Bermuda.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)

---------------------------------------------------------------------------------------------
    Premiums                                    Six months ended                % Change
                                                     June 30                       from
                                            2000                1999            Prior Year
                                            ----                ----
                                          (in millions of U.S. Dollars)

Gross premiums written:
   ACE Bermuda                      $         311       $         302                3%
   ACE Global Markets                         513                 347               48%
   ACE Global Reinsurance                     147                 160               (8%)
   ACE USA                                  1,688                 135                N.M.
   ACE International                        1,057                   -                N.M.
   ACE Financial Services                     231                   -                N.M.
                                    ------------------  ------------------    ---------------
                                    $       3,947       $         944               318%
                                    ==================  ==================    ===============
Net premiums written:
   ACE Bermuda                      $         265       $         240               11%
   ACE Global Markets                         374                 266               41%
   ACE Global Reinsurance                     133                 158              (16%)
   ACE USA                                    919                  69                N.M.
   ACE International                          756                   -                N.M.
   ACE Financial Services                     224                   -                N.M.
                                    ------------------  ------------------    ---------------
                                    $       2,671       $         733                264%
                                    ==================  ==================    ===============
Net premiums earned:
   ACE Bermuda                      $         186       $         272              (32%)
   ACE Global Markets                         280                 190               48%
   ACE Global Reinsurance                      58                  74              (21%)
   ACE USA                                    846                  50                N.M.
   ACE International                          699                   -                N.M.
   ACE Financial Services                     204                   -                N.M.
                                    ------------------  ------------------    ---------------
                                    $       2,273       $         586                288%
                                    ==================  ==================    ===============

---------------------------------------------------------------------------------------------


Gross premiums written for the six months ended June 2000 increased by $3 billion to $3.9 billion from $944 million for the same period last year. The inclusion of ACE INA and ACE Financial Services in the current six months following their acquisitions accounted for $2.8 billion of this increase. Net premiums written increased by $1.9 billion or 264 percent from $733 million for the six months ended June 1999 and net premiums earned increased by $1.7 billion or 288 percent from $586 million for the six months ended June 1999. As with gross premiums written, these increases were primarily the result of the inclusion of ACE INA and ACE Financial Services in the six months ended June 2000.

On a pro forma comparable basis, including ACE INA and ACE Financial Services in 1999, gross and net premiums written for all segments combined increased by over 20 percent year over year.

ACE Bermuda: Gross premiums written increased slightly from $302 million for the six months ended June 1999 to $311 million for the six months ended June 2000. Net premiums written increased from $240 million for the six months ended June 1999 to $265 million for the six months ended June 2000. This increase is primarily a result of increases in satellite, excess property, and tailored risk solutions premiums. Net premiums earned decreased from $272 million for the six months ended June 1999 to $186 million for the six months ended June 2000 due primarily to decreases in excess liability and tailored risk solutions. During the six months ended June 1999 ACE Bermuda had an increase in net premiums earned as a result of the commutation of a tailored risk solution contract which generated net premiums earned of $25 million and the writing of a significant tailored risk solution contract which generated one time net premiums earned of $77 million. The decreases in net premiums earned were partially offset by increases in property and political risk premiums.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)


ACE Global Markets: Gross premiums written increased 48 percent from $347 million for the six months ended June 1999 to $513 million for the six months ended June 2000. The reason for the increase is two-fold. ACE Global Markets increased its participation in the syndicates under management again in 2000. ACE's participation in 2000 is 84 percent of capacity. In addition, as already noted, the Company now records the results of the Lloyd's 2000 underwriting year on a current basis. Prior year underwriting results are still recorded one quarter in arrears but underwriting results should run off over the next several quarters. On a comparable basis, gross premiums written increased by approximately $20 million in 2000 compared with 1999.

ACE Global Reinsurance: Gross premiums written decreased from $160 million for the six months ended June 1999 to $147 million for the six months ended June 2000. This decrease is due predominantly to a number of program restructurings and non- renewals. Net premiums written decreased from $158 million in the six months ended June 1999 to $133 million in the six months ended June 2000 primarily for the same reasons explained above for gross premiums written. Net premiums earned decreased from $74 million for the six months ended June 1999 to $58 million for the six months ended June 2000. This decrease is due to lower premium levels experienced as well as premium adjustments accrued on existing ceded programs resulting from increased international writings.

ACE USA: Gross premiums written increased to $1.7 billion from $135 million for the six months ended June 1999 and net premiums written increased to $919 million from $69 million primarily because of the inclusion of the ACE INA domestic business in 2000. On a comparable basis, this segment showed growth year over year driven primarily by production gains in the large account unit, property, aerospace, the Westchester Specialty division, warranty and the USI division (US based multinational accounts). It is important to note that the inflow of financial solutions business is generally more sporadic than the more traditional lines of business and is not necessarily indicative of future trends. Net premiums earned increased from $50 million for the six months ended June 1999 to $846 million for the six months ended June 2000. The increase in net premiums earned is due to the inclusion of the ACE INA domestic business and for the reasons discussed above.

ACE International: Gross premiums written were $1.1 billion for the six months ended June 2000. The growth in property and casualty business in ACE International was driven by an expanded product offering as ACE continues to gain acceptance by producers worldwide. Accident and health premiums have been flat year to date.

ACE Financial Services: Gross premiums written for ACE Financial Services were $231 million for the six months ended June 2000. Net premiums written and earned were $223 million and $204 million respectively. This is the first year in which our financial results reflect the acquisition of ACE Financial Services, which was concluded on December 30, 1999. The Company's financial guaranty reinsurance business has witnessed historically high transactional volume despite slowing municipal and asset-backed markets due in part to rising interests rates. The financial risks reinsurance business has seen strong production in structured excess of loss financial guaranty and residential mortgage guaranty.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)

--------------------------------------------------------------------------------
                                                         Six Months Ended
                                                              June 30
                                                    2000               1999
                                                    ----               ----
Loss and loss expense ratio
   ACE Bermuda                                      71.2%             72.4%
   ACE Global Markets                               55.6%             57.0%
   ACE Global Reinsurance                           20.0%            103.1%
   ACE USA                                          74.6%             62.3%
   ACE International                                58.4%              -
   ACE Financial Services                           70.9%              -
       Consolidated                                 65.3%             70.4%

Underwriting and administrative expense ratio
   ACE Bermuda                                      11.8%             10.4%
   ACE Global Markets                               39.4%             39.8%
   ACE Global Reinsurance                           28.3%             21.1%
   ACE USA                                          24.6%             34.3%
   ACE International                                36.8%              -
   ACE Financial Services                           21.9%              -
       Consolidated                                 30.4%             27.6%

Combined Ratio
   ACE Bermuda                                      83.0%             82.8%
   ACE Global Markets                               95.0%             96.8%
   ACE Global Reinsurance                           48.3%            124.2%
   ACE USA                                          99.2%             96.6%
   ACE International                                95.2%              -
   ACE Financial Services                           92.8%              -
       Consolidated                                 95.7%             98.0%

--------------------------------------------------------------------------------

Underwriting results for all segments for the six months ended June 2000 are consistent with the Company's operating objective of achieving an underwriting profit. Following the acquisition of ACE INA, the Company initiated several cost reduction initiatives at ACE INA with a primary focus on ACE USA. These included staff reductions at ACE INA, outsourcing of the information technology operations at ACE USA and consolidating numerous ACE USA field offices.

Losses and loss expenses increased substantially for the six months ended June 2000 to $1.5 billion compared with $412 million for the six months ended June 1999. This increase is primarily due to the inclusion of losses and loss expenses for ACE INA and ACE Financial Services following the acquisitions. The Company's loss and loss expense ratio decreased from 70.4 percent in 1999 to 65.3 percent in 2000. This decrease is primarily due to there being fewer catastrophes in the first six months of 2000 compared with a large number of catastrophes in the first six months of 1999.

ACE Bermuda: The loss ratio for the six months ended June 2000 was relatively unchanged at 71. 2 percent, decreasing from 72.4 percent for the six months ended June 1999.

ACE Global Markets: The loss ratio has decreased slightly over the past year from 57.0 percent for the six months ended June 1999 to 55.6 percent for the six months ended June 2000, reflecting a small change in the mix of business written.

ACE Global Reinsurance: The loss ratio for this segment is directly impacted by the level of insured catastrophes. As a result, Tempest Re's loss ratio decreased to 20.0 percent compared with 103.1 percent in 1999. There were a significant number of catastrophes in 1999 when compared with the first six months of 2000.

ACE USA: The loss ratio for ACE USA increased to 74.6 percent in 2000 compared with 62.3 percent in 1999. This increase is primarily because the domestic business of ACE INA has historically had a loss ratio in excess of ACE US Holdings. The six months ended June 1999 ratio relates solely to the ACE US Holdings group prior to the acquisition of ACE INA.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)

ACE International: The loss ratio for the six months ended June 2000 was 58.4 percent. ACE INA was acquired on July 2, 1999; therefore, there are no comparative figures for this quarter.

ACE Financial Services: The loss ratio for the six months ended June 2000 for ACE Financial Services was 70.9 percent. ACE Financial Services was acquired on December 30, 1999; therefore, there are no comparative figures for this quarter.

Underwriting and administrative expenses

As with losses and loss expenses, total underwriting and administrative expenses increased significantly from $162 million for the six months ended June 1999 to $691 million for the six months ended June 2000 primarily due to the inclusion of ACE INA and ACE Financial Services following the acquisitions. The underwriting and administrative expense ratio increased to 30.4 percent from 27.6 percent.

ACE Bermuda: The underwriting and administrative expense ratio increased from 10.4 percent in 1999 to 11.8 percent in 2000. The key factor influencing the increase was increased acquisition costs due to increased profit sharing contracts. These increases are offset by the transfer of certain expenses to ACE Limited following the realignment of certain business functions to the holding company in addition to reductions in other expenses.

ACE Global Markets: The underwriting and administrative expense ratio remained relatively unchanged at 39.4 percent compared to 39.9 percent for the six months ended June 1999.

ACE Global Reinsurance: The underwriting and administrative expense ratio increased from 21.1 percent in 1999 to 28.3 in 2000 due to increased expenses in connection with the expansion into Europe and the United States. In addition, Tempest has taken advantage of the favorable pricing to increase its use of retrocessional coverage thereby decreasing its net earned premiums.

ACE USA: The underwriting and administrative expense ratio for ACE USA declined from 34.3 percent in 1999 to 24.6 percent in 2000. The ratio for the six months ended June 1999 relates solely to the ACE US Holdings group prior to the acquisition of ACE INA. The increase in premiums earned from financial solutions contracts written and earned during the current period contributed to the decline in the expense ratio.

ACE International: The underwriting and administrative expense ratio of ACE International was 36.8 percent for the current six months. ACE INA was acquired on July 2, 1999; therefore, there are no comparative figures for the six months ended June 1999.

ACE Financial Services: The underwriting and administrative expense ratio of ACE Financial Services was 21.9 percent. ACE Financial Services was acquired on December 30, 1999; therefore, there are no comparative figures for the six months ended June 1999.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)



--------------------------------------------------------------------------------
Net Investment Income                Six Months Ended              Percentage
                                          June 30                     Change
                                                                    From Prior
                               2000                  1999              Year
                               ----                  ----
                             (in millions of U.S. Dollars)

ACE Bermuda                     $    72        $        97             (26%)
ACE Global Markets                   16                 13              21%
ACE Global Reinsurance               30                 32             (7%)
ACE USA                             162                 25              N.M.
ACE International                    45                  -              N.M.
ACE Financial Services               47                  -              N.M.
Other                                (8)                 5              N.M.
                              -----------        ------------     --------------

Total investment income        $    364          $     171               113%
                              ============       =============    ==============

N.M. - not meaningful
--------------------------------------------------------------------------------

Net investment income increased by $193 million for the six months ended June 2000 compared with the six months ended June 1999. The primary reason for this is an increase in the size of investment assets resulting from the ACE INA and ACE Financial Services acquisitions during 1999. The rise in U.S. interest rates had a positive impact on investment income during the six months ended June 2000.

ACE Bermuda: Net investment income decreased by 26 percent to $72 million in 2000 compared with $97 million in 1999. This decrease is primarily due to a reduction in investable asset base due to dividends paid at the end of December 1999.

ACE Global Markets: Net investment income increased by 21 percent to $16 million compared with $13 million in 1999 as a result of the Company's increased participation in the Lloyd's syndicates it manages.

ACE Global Reinsurance: Net investment income decreased slightly to $30 million during the six months ended June 2000 compared with $32 million in the first six months of 1999. The investable asset base of Tempest Re declined in 1999 as Tempest Re paid dividends and paid claims related to 1999 catastrophes.

ACE USA: Net investment income increased to $162 million in 2000 compared with $25 million in 1999. The investment asset base of ACE USA was higher during the six months ended June 2000 than during the six months ended June 1999 due to the ACE INA acquisition. Net investment income for the current year includes both ACE US Holdings and the US operations of ACE INA which was acquired on July 2, 1999. Net investment income for 1999 only reflects ACE US Holdings investment income.

ACE International: Net investment income of $45 million represents the net investment income of the international operations of ACE INA which were acquired on July 2, 1999; therefore, there is no prior period comparison.

ACE Financial Services: Net investment income of $47 million represents the net investment income of ACE Financial Services which was acquired on December 30, 1999; therefore, there is no prior period comparison.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)


--------------------------------------------------------------------------------
Net Realized Gains (Losses) on Investments              Six Months Ended
                                                             June 30
                                                    2000                1999
                                                    ----                ----
                                                  (in millions of U.S. Dollars)

Fixed maturities and short-term investments     $    (58)          $     (32)
Equity securities                                     93                  28
Financial futures and option contracts                (8)                 50
Other                                                  7                   2
Currency                                              (7)                 (5)
                                             -------------         -------------
Net realized gains                              $     27            $      43
                                             =============         =============

--------------------------------------------------------------------------------

Sales proceeds for fixed maturity securities were generally lower than their amortized cost during the six months ended June 2000. This resulted in net realized losses of $58 million being recognized on fixed maturities and short-term investments during the six months ended June 2000 compared to net realized loss of $32 million for the six months ended June 1999.

Sales proceeds for equity securities were generally higher than their cost during the six months ended June 2000, resulting in net realized gains of $93 million being recognized during the period compared to $28 million for the six months ended June 1999.

Certain of the Company's external managers of fixed income securities use fixed income futures contracts to manage duration exposure, and losses of $2 million were recognized on these during the six months ended June
2000. Net realized losses generated by the Company's equity index futures contracts amounted to $6 million during the six months ended June 2000. Total net realized losses attributable to the financial futures and option contracts amounted to $8 million during the six months ended June 2000, compared to gains of $50 million for the six months ended June 1999.

----------------------------------------------------------------------------
Other Expenses                                     Six Months Ended
                                                        June 30

                                                2000                 1999
                                                ----                 ----
                                             (in millions of U.S. Dollars)

Goodwill                                $         39         $          9
                                        ================     ===============

Interest expense                        $       111          $          9
                                        ================     ===============

----------------------------------------------------------------------------

The increase in goodwill amortization in the six months ended June 2000 is primarily the result of the amortization of goodwill with respect to the ACE INA and ACE Financial Services acquisitions. ACE INA was acquired July 2, 1999 and ACE Financial Services was acquired December 30, 1999, therefore, goodwill amortization related to these acquisitions are not included in the comparative amounts.

The increase in interest expense for the six months ended June 2000 is a result of the additional debt incurred by the Company in connection with the acquisition of ACE INA on July 2, 1999.

CONSOLIDATED FINANCIAL POSITION

Total assets at June 30, 2000 were relatively unchanged at $30.2 billion compared with $30.1 billion at December 31, 1999.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)

At June 30, 2000, total investments and cash decreased to $12.5 billion, compared to $12.9 billion at December 31, 1999. This reduction is partly due to the decline in market value of fixed maturity securities because of interest rate increases. In addition, the Company used approximately $100 million of internal funds to repay short-term debt and had negative cash flow from operations of approximately $200 million. The Company's investment portfolio is structured to provide a high level of liquidity to meet insurance related or other obligations. The consolidated investment portfolio is externally managed by independent professional investment managers and is invested primarily in high quality investment grade marketable fixed income and equity securities, the majority of which trade in active, liquid markets.

The Company maintains loss reserves for the estimated unpaid ultimate liability for losses and loss expenses under the terms of its policies and agreements. The reserve for unpaid losses and loss expenses of $16.7 billion at June 30, 2000 includes $9.4 billion of case and loss expense reserves. While the Company believes that its reserve for unpaid losses and loss expenses at June 30, 2000 are reasonable, future developments may result in ultimate losses and loss expenses significantly greater or less than the reserve provided.

One of the ways the Company manages its loss exposure is through the use of reinsurance. While reinsurance arrangements are designed to limit losses from large exposures and to permit recovery of a portion of direct losses, reinsurance does not relieve the Company of its liability to its insureds. Accordingly, the Company's loss reserves represent total gross losses and reinsurance recoverable represents anticipated recoveries of a portion of those losses as well as amounts recoverable from reinsurers with respect to claims which have already been paid by the Company. The Company's reinsurance recoverables were approximately $8.6 billion and $8.8 billion at June 30, 2000 and December 31, 1999, net of allowances for unrecoverable reinsurance of $720 million and $758 million, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

As a holding company, ACE's assets consist primarily of the stock of its subsidiaries as well as other investments. In addition to investment income, its cash flows currently depend primarily on dividends or other statutorily permissible payments from its Bermuda-based operating subsidiaries (the "Bermuda subsidiaries"). There are currently no legal restrictions on the payment of dividends from retained earnings by the Bermuda subsidiaries as the minimum statutory capital and surplus requirements are satisfied by the share capital and additional paid-in capital of each of the Bermuda subsidiaries. However, the payment of dividends or other statutorily permissible distributions by the Bermuda subsidiaries is subject to the need to maintain shareholder's equity at a level adequate to support the level of insurance and reinsurance operations. During the six months ended June 30, 2000, ACE Bermuda declared dividends of $81 million. During the year ended December 31, 1999, ACE Bermuda and Tempest Re declared dividends of $726 million and $316 million, respectively.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)

The payment of any dividends from ACE Global Markets or its subsidiaries would be subject to applicable United Kingdom insurance law including those promulgated by the Society of Lloyd's. No dividends were received from ACE Global Markets during fiscal 1999 or during the first six months of fiscal 2000 and the Company does not anticipate receiving dividends from ACE Global Markets during the remainder of fiscal 2000. ACE INA has issued debt to provide partial financing for the ACE INA acquisition and for other operating needs. Cash flow requirements to service this debt are expected to be met primarily by upstreaming dividend payments from ACE INA's insurance subsidiaries. During the six months ended June 30, 2000, INA Holdings received dividends of $50 million from its subsidiaries. Under various U.S. insurance laws to which ACE INA's U.S. insurance subsidiaries are subject, ACE INA's U.S. insurance subsidiaries may pay a dividend only from earned surplus subject to the maintenance of a minimum capital requirement, without prior regulatory approval. ACE INA's international subsidiaries are also subject to various insurance laws and are also subject to regulations in the countries in which they operate. These regulations include restrictions that limit the amount of dividends that can be paid without prior approval of the insurance regulatory authorities. No dividends have been received by ACE Limited from ACE INA during the six months ended June 30, 2000.

The Company's consolidated sources of funds consist primarily of net premiums written, investment income, and proceeds from sales and maturities of investments. Funds are used primarily to pay claims, operating expenses and dividends and for the purchase of investments.

The Company's insurance and reinsurance operations provide liquidity in that premiums are normally received substantially in advance of the time claims are paid. The Company's consolidated net cash flow from operating activities was $(204) million for the six months ended June 30, 2000, compared with $71 million for the six months ended June 30, 1999. Cash flows are affected by claim payments, which due to the nature of the Company's operations, may comprise large loss payments on a limited number of claims and therefore can fluctuate significantly from year to year. The irregular timing of these loss payments, for which the source of cash can be from operations, available net credit facilities or routine sales of investments, can create significant variations in cash flows from operations between periods. Loss and loss expense payments amounted to $1.7 billion and $532 million for the six months ended June 30, 2000 and 1999, respectively. The substantial increase in loss and loss expense payments is a result of the inclusion of paid losses from ACE INA. For the year ended December 31, 1999 and fiscal years ended September 30, 1998 and 1997, net losses and loss expense payments amounted to $2.4 billion, $584 million and $422 million respectively.

On July 2, 1999, the Company completed the ACE INA acquisition for $3.45 billion in cash. The Company partially financed the transaction with commercial paper issuance with a current annualized cost in the range of
6.5 to 7.0 percent. The commercial paper offerings are backed by line of credit facilities, which were originally arranged in connection with the ACE INA Acquisition.

In August 1999, commercial paper issuance noted above was reduced using the net proceeds of an $800 million senior debt issuance. In December 1999, the commercial paper outstanding was reduced using the net proceeds from the issuance of $300 million in aggregate principal amount of unsecured subordinated notes maturing in December 2009, and the net proceeds of a $100 million trust preferred securities issue. These trust preferred securities mature on December 31, 2029, but the due date may be extended through December 31, 2048. Distributions on the trust preferred securities are payable quarterly at a rate of 8.875 percent. The sole assets of the trust consist of subordinated debentures of ACE INA. The Company has guaranteed the payment obligations with respect to the trust preferred securities and underlying subordinated indenture. On March 31, 2000 the commercial paper outstanding was reduced using the net proceeds from the issuance of $300 million in capital securities. These capital securities mature on April 1, 2030, and the due date may not be extended.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)


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

On April 12, 2000, the Company's commercial paper outstanding was reduced using the net proceeds from the issuance of $300 million FELINE PRIDES which consist of a share of the Company's 8.25 percent Cumulative Redeemable Preferred Shares, Series A, liquidation value $50 per share, and a purchase contract which requires the holder to purchase on May 16, 2003 for $50 a number of the Company's ordinary shares determined as provided in the purchase contract. On May 8, 2000, exercise of the underwriters' over-allotment option with respect to the offering of the FELINE PRIDES resulted in additional net proceeds of $11 million which was used to reduce the Company's commercial paper borrowings. The Preferred Shares are mandatorily redeemable by the Company on June 16, 2003. Under the purchase contracts, a minimum of 11.8 million ordinary shares and a maximum of 16.4 million ordinary shares of the Company will be issued.

During the quarter, an additional $103 million of the Company's outstanding commercial paper was repaid from internally generated funds.

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

On January 14, 2000 and April 14, 2000 the Company paid quarterly dividends of 11 cents per share to shareholders of record on December 31, 1999 and March 31, 2000 respectively. On July 14, 2000 the Company paid a quarterly dividend of 13 cents per share to shareholders of record on June 30, 2000. The declaration and payment of future dividends is at the discretion of the Board of Directors and will be dependent upon the profits and financial requirements of the Company and other factors, including legal restrictions on the payment of dividends and such other factors as the Board of Directors deems relevant.

Fully diluted book value per share was $20.81 at June 30, 2000, compared with $20.28 at December 31, 1999.

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

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)

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

Tempest Re also maintains an uncollateralized, syndicated revolving credit facility in the amount of $72.5 million, which is guaranteed by the Company. At June 30, 2000, no amounts have been drawn down under this facility.

As of June 30, 2000 ACE Financial Services was party to a credit facility with a syndicate of banks pursuant to which the syndicate provides up to $120 million specifically designed to provide rating agency qualified capital to further support ACE Financial Services claims-paying resources. The limit on this credit facility was increased from $100 million to $120 million during the quarter. The facility expires in January 2006. ACE Financial Services has not borrowed under this credit facility.

In August 1996, ACE Financial Services entered into a credit agreement for the provision of a $25 million loan, which was available for general corporate purposes. As of June 30, 2000, this facility had been cancelled and replaced with a $25 million loan under the group's 5-year syndicated credit facility as described above.

In November 1998, the Company arranged a syndicated, partially collateralized, five-year LOC facility in the amount of (pound)270 million (approximately $411 million) to fulfill the requirements of Lloyd's for the 1999 year of account. This LOC facility requires that the Company and/or certain of its subsidiaries continue to maintain certain covenants, including a minimum consolidated tangible net worth covenant and a maximum leverage covenant. On June 30, 1999, certain terms of this LOC facility were renegotiated and the facility is now uncollateralized. The facility was renewed in November 1999 at an increased amount of (pound)290 million (approximately $441 million) to fulfill the requirements of Lloyd's for the 2000 year of account. ACE Financial Services maintains a (pound)48 million (approximately $73 million) unsecured letter of credit facility with a bank to fulfill their requirements at Lloyd's.

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

                                ACE LIMITED

                        PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

1.       Exhibits.

10.1 Amended and Restated Five Year Credit Agreement among ACE Limited, ACE Bermuda Insurance Company Ltd., ACE INA Holdings, Inc. and ACE Financial Services, Inc., Mellon Bank, N.A., Bank of America, N.A. and The Chase Manhattan Bank, dated May 8, 2000.

10.2 Amended and Restated 364 Day Credit Agreement among ACE Limited, ACE Bermuda Insurance Ltd., Tempest Reinsurance Company Ltd., ACE INA Holdings Inc., ACE Guaranty Re Inc., Bank of America, N.A., The Chase Manhattan Bank and Morgan Guaranty Trust Company of New York dated May 8, 2000.

27.      Financial Data Schedule

                                SIGNATURES

Pursuantto the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                               ACE LIMITED
                               --------------------------------------------





August 14, 2000                             Brian Duperreault
                               --------------------------------------------
                                            Brian Duperreault
                                           Chairman and Chief
                                            Executive Officer





August 14, 2000                                Robert Blee
                               --------------------------------------------
                                             Robert A. Blee
                                        Chief Accounting Officer

                               EXHIBIT INDEX


Exhibit   Description                                                  Numbered
Number                                                                   Page

10.1 Amended and Restated Five Year Credit Agreement among ACE Limited, ACE Bermuda Insurance Company Ltd., ACE INA Holdings, Inc. and ACE Financial Services, Inc., Mellon Bank, N.A.,
          Bank of America, N.A. and The Chase Manhattan Bank, dated
          May 8, 2000.

10.2 Amended and Restated 364 Day Credit Agreement among ACE Limited, ACE Bermuda Insurance Ltd., Tempest Reinsurance Company Ltd., ACE INA Holdings Inc., ACE Guaranty Re Inc., Bank of America, N.A., The Chase Manhattan Bank and Morgan Guaranty Trust Company of New York dated May 8, 2000.

27.       Financial Data Schedule.