Form 10-Q
period 2000-09-30
ACE LTD
filed 2000-11-14
CIK 896159

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549


                                 FORM 10-Q



(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


             For the Quarterly Period Ended September 30, 2000

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


                      YES  ___X___       NO  ________


The number of registrant's Ordinary Shares ($0.041666667 par value) outstanding as of November 10, 2000 was 232,047,180.

                                ACE LIMITED


                             INDEX TO FORM 10-Q



Part I.  FINANCIAL INFORMATION
------------------------------
                                                                                 Page No.
                                                                                 -------
Item 1.  Financial Statements:

         Consolidated Balance Sheets
            September 30, 2000 (Unaudited) and December 31, 1999                    3

         Consolidated Statements of Operations (Unaudited)
            Three Months and Nine Months Ended September 30, 2000 and 1999          4

         Consolidated Statements of Shareholders' Equity (Unaudited)
            Nine Months Ended September 30, 2000 and 1999                           5

         Consolidated Statements of Comprehensive Income (Unaudited)
            Nine Months Ended September 30, 2000 and 1999                           6

         Consolidated Statements of Cash Flows (Unaudited)
            Nine Months Ended September 30, 2000 and 1999                           7

         Notes to Interim Consolidated Financial Statements (Unaudited)             8


Item 2.  Management's Discussion and Analysis of Results of Operations
         and Financial Condition                                                   17


Part II.  OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K                                          36


















                                            ACE LIMITED AND SUBSIDIARIES

                                             CONSOLIDATED BALANCE SHEETS

                                                                                    September 30          December 31
                                                                                        2000                 1999
                                                                                        ----                 ----
                                                                                     (Unaudited)
                                                                                     (in thousands of U.S. Dollars,
                                                                                              except share
                                                                                           and per share data)

Assets
Investments and cash
   Fixed maturities available for sale, at fair value
     (amortized cost - $10,754,918 and $10,080,402)                           $   10,661,968        $   9,849,803
   Equity securities, at fair value (cost - $559,541 and $780,558)                   637,400              933,314
   Short-term investments, at fair value
     (amortized cost - $1,362,712 and $1,194,956)                                  1,362,712            1,192,875
   Other investments, at fair value  (cost - $474,699 and $303,714)                  484,880              300,311
   Cash                                                                              616,971              599,232
                                                                             -----------------     ----------------
       Total investments and cash                                                 13,763,931           12,875,535

Accrued investment income                                                            182,801              170,755
Insurance and reinsurance balances receivable                                      2,159,443            2,018,788
Accounts and notes receivable                                                        514,560              533,863
Reinsurance recoverable                                                            8,704,161            8,840,081
Deferred policy acquisition costs                                                    567,161              514,425
Prepaid reinsurance premiums                                                         891,056              580,244
Goodwill                                                                           2,857,528            2,822,718
Deferred tax assets                                                                1,090,709              916,184
Other assets                                                                         800,750              850,295
                                                                             -----------------     ----------------
       Total assets                                                           $   31,532,100         $ 30,122,888
                                                                             =================     ================
Liabilities
Unpaid losses and loss expenses                                               $   17,401,981         $ 16,460,247
Unearned premiums                                                                  3,132,914            2,428,828
Premiums received in advance                                                          59,867               63,759
Insurance and reinsurance balances payable                                         1,155,487            1,735,956
Contract holder deposit funds                                                        143,693              201,079
Accounts payable, accrued expenses and other liabilities                           1,376,746            1,684,725
Dividend payable                                                                      33,163               23,921
Short-term debt                                                                      377,466            1,074,585
Long-term debt                                                                     1,424,228            1,424,228
Trust preferred securities                                                           875,000              575,000
                                                                             -----------------     ----------------
       Total liabilities                                                          25,980,545           25,672,328
                                                                             -----------------     ----------------

Commitments and contingencies

Mezzanine Equity
FELINE PRIDES                                                                        311,050                    -
                                                                             -----------------     ----------------

Shareholders' Equity
Ordinary Shares ($0.041666667 par value, 300,000,000 shares authorized;
     231,844,741 and 217,460,515 shares issued and outstanding)                        9,660                9,061
Additional paid-in capital                                                         2,629,108            2,214,989
Unearned stock grant compensation                                                    (31,712)             (28,908)
Retained earnings                                                                  2,656,608            2,321,570
Accumulated other comprehensive loss                                                 (23,159)             (66,152)
                                                                             -----------------     ----------------
            Total shareholders' equity                                             5,240,505            4,450,560
                                                                             -----------------     ----------------
            Total liabilities, mezzanine equity and shareholders' equity      $   31,532,100          $30,122,888
                                                                             =================     ================

                            See accompanying notes to interim consolidated financial statements



                                                  ACE LIMITED AND SUBSIDIARIES

                                             CONSOLIDATED STATEMENTS OF OPERATIONS

                          For the Three Months and Nine Months Ended September 30, 2000 and 1999

                                                             (Unaudited)


                                                 Three Months Ended                        Nine Months Ended
                                                    September 30                              September 30

                                             2000                 1999                 2000                1999
                                       -------------------------------------------------------------------------------
                                                   (in thousands of U.S. dollars, except per share data)


Revenues
  Gross premiums written               $  1,999,816      $     1,544,458       $     5,946,843      $     2,488,952
  Reinsurance premiums ceded               (803,012)            (633,554)           (2,079,132)            (845,114)
                                        -------------        -------------         -------------        -------------

  Net premiums written                    1,196,804              910,904             3,867,711            1,643,838
  Change in unearned premiums               (22,022)              42,047              (420,287)            (105,349)
                                        -------------        -------------         -------------        -------------

  Net premiums earned                     1,174,782              952,951             3,447,424            1,538,489
  Net investment income                     197,584              163,060               561,548              334,338
  Net realized gains (losses) on
    investments                             (12,797)             (58,493)               13,899              (15,932)
                                        -------------        -------------         -------------        -------------
     Total revenues                       1,359,569            1,057,518             4,022,871            1,856,895
                                        -------------        -------------         -------------        -------------

 Expenses

  Losses and loss expenses                  772,887              632,910             2,256,481            1,045,262
  Policy acquisition costs                  168,258              137,681               482,628              203,505
  Administrative expenses                   177,912              204,264               554,784              300,063
  Amortization of goodwill                   19,919               17,474                58,889               26,408
  Interest expense                           55,408               44,068               166,544               52,745
                                        -------------        -------------         -------------        -------------
     Total expenses                       1,194,384            1,036,397             3,519,326            1,627,983
                                        -------------        -------------         -------------        -------------

Income before income taxes                  165,185               21,121               503,545              228,912
Income tax expense                           24,432                6,328                74,351               15,978
                                        -------------        -------------         -------------        -------------

 Net income                           $     140,753      $        14,793       $       429,194      $       212,934
                                        =============        =============         ============         =============

Basic earnings per share              $        0.60      $          0.08       $          1.92      $          1.10
                                        =============        =============         ============         =============

Diluted earnings per share            $        0.58      $          0.08       $          1.88      $          1.08
                                        =============        =============         ============         =============



                            See accompanying notes to interim consolidated financial statements




                        ACE LIMITED AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
           For the Nine Months Ended September 30, 2000 and 1999
                                (Unaudited)

                                                                  Nine Months Ended
                                                                    September 30
                                                               2000               1999
                                                           -------------      -------------
                                                           (in thousands of U.S. Dollars)

Ordinary Shares
   Balance at beginning of period                          $      9,061       $     8,070
   Ordinary Shares issued                                           584                 -
   Cancellation of Ordinary Shares                                  (28)                -
   Exercise of stock options                                         41                15
   Issued under Employee Stock Purchase Plan (ESPP)                   2                 1
                                                           -------------      -------------
      Balance at end of period                                    9,660             8,086
                                                           -------------      -------------
Additional paid-in capital
   Balance at beginning of period                             2,214,989         1,767,188
   Ordinary Shares issued                                       434,178                 -
   Cancellation of Ordinary Shares                              (19,074)                -
   Exercise of stock options                                     14,863             5,588
   Issued under ESPP                                              1,232             1,420
   Equity Offering expenses                                      (7,196)                -
   FELINE PRIDES issuance costs                                  (9,884)                -
   Cancellation of restricted stock awards                            -              (371)
                                                           -------------      -------------
      Balance at end of period                                2,629,108         1,773,825
                                                           -------------      -------------
Unearned stock grant compensation
   Balance at beginning of period                               (28,908)          (15,087)
   Stock grants awarded                                          (9,845)           (1,922)
   Stock grants forfeited                                             -               312
   Amortization                                                   7,041             5,808
                                                           -------------      -------------
      Balance at end of period                                  (31,712)          (10,889)
                                                           -------------      -------------
Retained earnings
   Balance at beginning of period                             2,321,570         2,040,664
   Net income                                                   429,194           212,934
   Dividends declared on Ordinary Shares                        (82,294)          (60,137)
   Dividends declared on FELINE PRIDES                          (11,862)                -
                                                           -------------      -------------
      Balance at end of period                                2,656,608         2,193,461
                                                           -------------      -------------
Accumulated other comprehensive loss
Net unrealized appreciation (depreciation) on investments
   Balance at beginning of period                               (83,327)         102,271
   Change in period, net of tax                                  70,907         (208,482)
                                                           --------------    --------------
      Balance at end of period                                  (12,420)        (106,211)
                                                           --------------    --------------
Cumulative translation adjustments
   Balance at beginning of period                                17,175            6,471
   Net adjustments during period                                (27,914)            (374)
                                                           --------------    --------------
      Balance at end of period                                  (10,739)           6,097
                                                           --------------    --------------

   Accumulated other comprehensive loss                         (23,159)        (100,114)
                                                           --------------    --------------
Total Shareholders' Equity                                   $5,240,505       $3,864,369
                                                           ==============    ==============

             See accompanying notes to interim consolidated financial statements





                        ACE LIMITED AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
           For the Nine Months Ended September 30, 2000 and 1999
                                (Unaudited)

                                                                                              Nine Months Ended
                                                                                                September 30
                                                                                          2000                 1999
                                                                                          ----                 ----
                                                                                       (in thousands of U.S. Dollars)

Net income                                                                         $    429,194         $   212,934

Other comprehensive income (loss)
   Net unrealized appreciation (depreciation) on investments
      Unrealized appreciation (depreciation) on investments                             115,880            (190,344)
      Less: reclassification adjustment for net realized gains
       included in net income                                                           (37,463)            (54,308)
                                                                                  ----------------     ---------------
                                                                                         78,417            (244,652)

    Cumulative translation adjustments                                                  (34,825)               (374)

                                                                                  ----------------     ---------------
Other comprehensive income (loss), before income taxes                                   43,592            (245,026)

Income tax benefit (expense) related to other comprehensive income items                   (599)             36,170

                                                                                  ----------------     ---------------
Other comprehensive income (loss)                                                        42,993            (208,856)
                                                                                  ----------------     ---------------


                                                                                  ----------------     ---------------
Comprehensive income                                                               $     472,187        $      4,078
                                                                                  ================     ===============



                           See accompanying notes to interim consolidated financial statements









                                     ACE LIMITED AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                        For the Nine Months Ended September 30, 2000 and 1999

                                              (Unaudited)

                                                                                          Nine Months Ended
                                                                                            September 30
                                                                                       2000               1999
                                                                                       ----               ----
                                                                                    (in thousands of U.S. Dollars)

Cash flows from operating activities
Net income                                                                        $   429,194       $   212,934
Adjustments to reconcile net income to net cash used for
  operating activities:
          Unearned premiums                                                           673,258           165,294
          Unpaid losses and loss expenses, net of reinsurance recoverable             (45,631)         (304,304)
          Prepaid reinsurance premiums                                               (289,812)          (99,254)
          Deferred tax assets                                                          23,062             9,515
          Net realized gains (losses) on investments                                  (13,899)           15,932
          Amortization of premium/discounts on fixed maturities                        (5,384)           (6,009)
          Amortization of goodwill                                                     58,889            26,408
          Deferred policy acquisition costs                                           (43,838)          (18,280)
          Insurance and reinsurance balances receivable                              (233,286)         (384,759)
          Premiums received in advance                                                 (3,892)            5,185
          Insurance and reinsurance balances payable                                 (582,177)          230,301
          Accounts payable, accrued expenses and other liabilities                   (332,680)          (38,885)
          Net change in contract holder deposit funds                                 (49,932)           (1,591)
          Other                                                                        41,610           (97,858)
                                                                               ----------------   ---------------
          Net cash flows used for operating activities                               (374,518)         (285,371)
                                                                               ----------------   ---------------
Cash flows from investing activities
          Purchases of fixed maturities                                            (8,231,880)      (14,522,815)
          Purchases of equity securities                                             (321,340)         (226,511)
          Sales of fixed maturities                                                 8,151,291        15,185,241
          Sales of equity securities                                                  689,415           298,773
          Maturities of fixed maturities                                               48,890           425,163
          Net realized losses on financial futures contracts                           (8,751)          (16,568)
          Other investments                                                          (170,985)         (200,490)
          Acquisition of subsidiaries, net of cash acquired                                 -        (2,592,632)
                                                                               ----------------   ---------------
          Net cash flows from (used for) investing activities                         156,640        (1,649,839)
                                                                               ----------------   ---------------
Cash flows from financing activities
          Dividends paid on Ordinary Shares                                           (76,075)          (56,219)
           Dividends paid on FELINE PRIDES                                             (8,839)                -
           Repayment of short-term debt                                            (1,011,742)         (198,816)
           Proceeds from long-term debt                                                     -           998,697
           Proceeds from short-term debt                                              314,623         1,280,118
           Proceeds from issuance of trust preferred securities                       300,000           400,000
           Proceeds from issuance of FELINE PRIDES                                    311,050                 -
           Issuance costs of FELINE PRIDES                                             (9,884)                -
           Proceeds from exercise of options for Ordinary Shares                       14,904             5,603
           Net proceeds from issuance of Ordinary Shares                              400,346                 -
           Proceeds from shares issued under ESPP                                       1,234             1,051
                                                                               ----------------   ---------------
           Net cash flows from financing activities                                   235,617         2,430,434
                                                                               ----------------   ---------------
 Net increase in cash                                                                  17,739           495,224
 Cash at beginning of period                                                          599,232           240,556
                                                                               ----------------   ---------------
 Cash at end of period                                                          $     616,971      $    735,780
                                                                               ================   ===============

                            See accompanying notes to interim consolidated financial statements

                        ACE LIMITED AND SUBSIDIARIES
             NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

1.  General

The interim unaudited consolidated financial statements, include the accounts of the Company and its subsidiaries, and in the opinion of management, reflect all adjustments (consisting of normally recurring accruals) necessary for a fair presentation of results for such periods. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the consolidated financial statements, and related notes thereto, included in the Company's 1999 Annual Report on Form 10-K.

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

The analysis of gross premiums written by geographic region is as follows:

-------------------------------------------------------------------------------
                                        Nine Months ended September 30

                                          2000                   1999
                                          ----                   ----

  North America                             61%                    60%
  Europe                                    19                     16
  Australia and New Zealand                  6                      6
  Latin America                              3                      3
  Asia Pacific                               5                      3
  Other                                      6                     12

                                      ---------------       --------------
                                           100%                   100%
                                      ---------------       --------------
-------------------------------------------------------------------------------

2.   Significant Accounting Policies

New accounting pronouncements

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Deriative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective beginning in the first quarter of fiscal 2001. To prepare for the effective date, the Company has developed an implementation plan. As part of this plan, the Company is in the process of completing a comprehensive inventory of all derivative instruments and transactions to which it is a party. The Company is currently in the process of determining appropriate valuation methodologies and resulting values. The Company's involvement with derivative instruments and transactions is primarily to offer protection to others or to mitigate its own risks and is not speculative in nature. The effect of adopting this statement on its financial position and operating results, has not yet been determined.

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

4.   Restricted Stock Awards

Under the Company's long-term incentive plans, 344,590 Restricted Ordinary Shares were awarded during the nine months ended September 30, 2000, to officers of the Company and its subsidiaries. These shares vest at various dates through September 2004. In addition, during the period, 17,200 restricted Ordinary Shares were awarded to outside directors under the terms of the 1995 Outside Director Plan. These shares vest in May 2001.

At the time of grant the market value of the shares awarded under these grants is recorded as unearned stock grant compensation and is presented as a separate component of shareholders' equity. The unearned compensation is charged to income over the vesting period.

5.   Discontinued Operations

In accordance with Emerging Issues Task Force ("EITF") 87-11 "Allocation of Purchase Price to Assets to Be Sold," and EITF 90-6, "Accounting for Certain Events Not Addressed in Issue No. 87-11 Relating to an Acquired Operating Unit to Be Sold," The Company had presented Commercial Insurance Services ("CIS"), a division of ACE INA, as a discontinued operation. The Company planned, as part of its July 2, 1999 ACE INA acquisition, to dispose of the CIS operations. Following the July 2, 1999 acquisition, the Company sold the renewal rights for all of its CIS business going forward and planned to sell the assets and liabilities pertaining to the historical book of business as well as the in-force book of business which it still owned.

In accordance with EITF 87-11, the Company recorded a net liability as of July 2, 1999 of approximately $170 million which was recorded in accounts payable, accrued expenses and other liabilities. The net liability included all balance sheet accounts that pertained specifically to CIS and the estimated operating results for the twelve months from July 2, 1999 to July 1, 2000.

Since the CIS operations were not sold within one year from acquisition, the Company was required, as of July 2, 2000, to reconsolidate the net liability into the appropriate balance sheet captions and to record the results of operations in the consolidated statement of operations beginning July 2, 2000. This reclassification had no impact on the Company's results of operations or financial position. The results of the CIS operations for the quarter ended September 30, 2000 and the total assets as of that date are included in the ACE USA segment.

6.   Shareholders' Equity

ACE Limited Public Share Offering

On September 12, 2000, the Company completed a public offering of 12,250,000 Ordinary Shares (which included exercise of the overallotment option of 1,250,000 shares) in which it raised aggregate net proceeds of approximately $400 million. The offering was made in satisfaction of a June 29, 1999 agreement with Bank of America Securities LLC entered into in connection with the private placement of $400 million Auction Rate Reset Preferred Securities (the "RHINOS") of ACE RHINOS Trust (the "RHINOS Trust"). The proceeds of the Ordinary Share offering will be used to support the Company's guarantee of the $412 million principal amount of Auction Rate Reset Subordinated Notes Series A issued by ACE INA to the RHINOS Trust. Effective October 27, 2000, the interest rate on the subordinated notes and the distribution rate on the RHINOS was reduced to LIBOR plus 87.5 basis points.

7.   Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share.

------------------------------------------------------------------------------------------------------------------------------
                                                             Three Months Ended                     Nine Months Ended
                                                                September 30                           September 30
                                                           2000              1999                 2000             1999
                                                           ----              ----                 ----             ----
                                                            (In thousands of U.S. dollars except share and per share data)

Numerator
  Net Income                                             $    140,753     $   14,793           $  429,194       $  212,934
  FELINE PRIDES dividend                                       (6,537)             -              (11,862)               -
                                                           --------------  --------------      --------------  ------------
  Net income available to the holders of Ordinary Shares $    134,216     $   14,793           $  417,332       $  212,934
                                                           ==============  ==============      ==============  ============

Denominator
  Denominator for basic earnings per share -
  Weighted average shares outstanding                     222,042,432      194,061,171        217,615,849      193,935,790
  Dilutive effect of FELINE PRIDES                          2,663,691                -                  -                -
  Effect of other dilutive securities                       6,679,576        2,011,481          4,431,705        2,981,338
                                                         ---------------  ---------------   ---------------- -------------
  Denominator for diluted earnings per share -
    Adjusted weighted average shares outstanding
       and assumed conversions                            231,385,699      196,072,652        222,047,554      196,917,128
                                                         ---------------  ---------------   ----------------  -------------

    Basic earnings per share                             $   0.60          $   0.08            $   1.92         $  1.10
                                                         ===============  ===============   ================  =============

   Diluted earnings per share                            $   0.58          $   0.08            $   1.88         $  1.08
                                                         ===============  ===============   ================  =============
------------------------------------------------------------------------------------------------------------------------------

8. Debt

-------------------------------------------------------------------------------
                                            Coupon  September 30    December 31
                                             Rates      2000            1999
                                             -----      ----            ----
                                                   (in millions of U.S. Dollars)

Short-term debt
  ACE INA commercial paper                   Various     $   352        $  625
  ACE Financial Services Note                Various          25            25
  ACE Limited commercial paper               Various           -           425
                                                        --------       -------
                                                         $   377         1,075
                                                        ========       =======
Long-term debt
  ACE INA Notes due 2004                       8.20%     $   400           400
  ACE INA Notes due 2006                       8.30%         299           299
  ACE US Holdings Senior Notes due 2008        6.47%         250           250
  ACE INA Subordinated Notes due 2009          8.41%         300           300
  ACE INA Debentures due 2029                 8.875%         100           100
  ACE Financial Services Debentures due 2002   7.75%          75            75
                                                         -------        -------
                                                         $ 1,424       $ 1,424
                                                         =======        =======
Trust Preferred Securities
  ACE INA RHINO Preferred Securities
   due 2002                              Libor + 1.25%   $   400       $   400
  ACE Financial Services Monthly Income
   Preferred Securities due 2044               7.65%          75            75
  ACE INA Trust Preferred Securities
   due 2029                                   8.875%         100           100
  ACE INA Capital Securities due 2030          9.70%         300             -
                                                         -------        -------
                                                         $   875       $   575
                                                         =======        =======
--------------------------------------------------------------------------------

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

9.   Mezzanine Equity

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

The aggregate liquidation preference of the 8.25 percent Cumulative Redeemable Preferred Shares is $311 million. Unless deferred by the Company, the preferred shares pay dividends quarterly at a rate of 8.25 percent per year to May 16, 2003, and thereafter at the reset rate established pursuant to a remarketing procedure. If the Company elects to defer dividend payments on the preferred shares, the dividends will continue to accrue and the Company will be restricted from paying dividends on its ordinary shares and taking certain other actions. The preferred shares are not redeemable prior to June 16, 2003, on which date they must be redeemed by the Company in whole.

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

10.  Reinsurance

The Company purchases reinsurance to manage various exposures including catastrophic risks. Although reinsurance agreements contractually obligate the Company's reinsurers to reimburse it for the agreed upon portion of its gross paid losses, they do not discharge the primary liability of the Company. The amounts for net premiums written and net premiums earned in the statements of operations are net of reinsurance. Direct, assumed and ceded amounts for these items for the three months and nine months ended September 30, 2000 and 1999 are as follows:


--------------------------------------------------------------------------------
                             Three Months Ended             Nine Months Ended
                                 September 30                  September 30
                            2000           1999           2000           1999
                            ----           ----           ----           ----
                  (in thousands of U.S. dollars except share and per share data) Premiums
Premiums written
 Direct                  $1,739,116     1,074,833      4,788,872      1,604,255
 Assumed                    260,700       469,625      1,157,971        884,697
 Ceded                     (803,012)     (633,554)    (2,079,132)      (845,114)
                          -----------   ------------   -----------   -----------
 Net premiums written    $1,196,804     $ 910,904     $3,867,711     $1,643,838
                         ============   ============  ============   ===========

Premiums earned
   Direct                 1,645,052     $ 969,987      4,279,020      1,443,493
   Assumed                  234,095       520,872        982,914        829,891
   Ceded                   (704,365)     (537,908)    (1,814,510)      (734,895)
                         -------------   -----------  -------------  -----------
   Net premiums earned   $1,174,782     $ 952,951      3,447,424     $1,538,489
                         =============  ============  =============  ===========

--------------------------------------------------------------------------------

The Company's provision for reinsurance recoverable at September 30, 2000 and December 31, 1999 is as follows:

--------------------------------------------------------------------------------
                                                 September 30        December 31
                                                     2000               1999
                                                     ----               ----
                                                  (in thousands of U.S. dollars)

Reinsurance recoverable on paid
  losses and loss expenses                     $    938,152        $  1,288,651
Reinsurance recoverable on unpaid losses
  and loss expenses                               8,480,795           8,309,014
Provision for uncollectible balances               (714,786)           (757,584)
                                               ---------------    --------------
Total reinsurance recoverable                  $  8,704,161        $  8,840,081
                                               ===============    ==============
 -------------------------------------------------------------------------------

11.  Taxation

Under current Cayman Islands law, the Company is not required to pay any taxes in the Cayman Islands on its income or capital gains. The Company has received an undertaking that, in the event of any taxes being imposed, the Company will be exempted from taxation in the Cayman Islands until the year 2013. Under current Bermuda law, the Company and its Bermuda subsidiaries are not required to pay any taxes in Bermuda on its income or capital gains. The Company has received an undertaking from the Minister of Finance in Bermuda, that in the event of any such taxes being imposed, the Company will be exempt until March 2016.

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

The income tax provision for the three months and nine months ended September 30, 2000 and 1999 is as follows:

--------------------------------------------------------------------------------
                                     Three Months Ended        Nine Months Ended
                                        September 30              September 30
                                  2000            1999        2000          1999
                                  ----            ----        ----          ----
                                           (in thousands of U.S. dollars)

Current tax expense           $   29,254       $  7,812     $ 51,289   $ 11,496
Deferred tax expense              (4,822)        (1,484)      23,062      4,482
                              --------------    ----------  ---------  ---------
Provision for income taxes    $   24,432        $ 6,328     $ 74,351   $ 15,978
                              ==============    ==========  =========  =========
--------------------------------------------------------------------------------

The components of the net deferred tax asset as of September 30, 2000 and December 31, 1999 are as follows:

--------------------------------------------------------------------------------
                                                September 30         December 31
                                                     2000                1999
                                                     ----                ----
                                                  (in thousands of U.S. dollars)
Deferred tax assets
      Loss reserve discount                      $    771,854      $    677,459
      Foreign tax credits                             133,437           116,829
      Uncollectible reinsurance                        13,177            24,413
      Net operating loss carry forward                289,177           164,993
      Other                                           146,276           305,647
      Unrealized depreciation on investments                -            12,557
                                                 ----------------  -------------
           Total deferred tax assets              $ 1,353,921      $  1,301,898
                                                 ----------------  -------------
Deferred tax liabilities
      Deferred policy acquisition costs                72,533            87,691
      Unrealized appreciation on investments            3,762                 -
      Other                                            44,093           164,699
                                                 -----------------  ------------
           Total deferred tax liabilities             120,388           252,390
                                                 -----------------  ------------
Valuation allowance                                   142,824           133,324
                                                 -----------------  ------------
Net deferred tax asset                           $  1,090,709        $  916,184
                                                 =================  ============

--------------------------------------------------------------------------------

The expected tax provision has been calculated using pre-tax accounting income (loss) in each jurisdiction multiplied by that jurisdiction's applicable statutory tax rate. A reconciliation of the difference between the provision for income taxes and the expected tax provision at the statutory tax rate for the nine months ended September 30, 2000 is provided below.

-------------------------------------------------------------------------------
                                                       Nine Months Ended
                                                          September 30
                                                    2000                1999
                                                 (in thousands of U.S. dollars)

   Expected tax provision at statutory rate         $ 64,697          $  13,545
   Permanent differences
         Tax-exempt interest                         (16,278)            (4,685)
         Goodwill                                     16,778              5,680
         Other                                           932                (64)
   Net withholding taxes                               8,222              1,502
                                               ----------------    -------------
   Total provision for income taxes                 $ 74,351          $  15,978
                                               ================    =============
 -------------------------------------------------------------------------------

12.  Summarized financial information

The following is consolidated summarized financial information for ACE INA and ACE Financial Services, both wholly owned subsidiaries of the Company.

--------------------------------------------------------------------------------
    Selected Financial Data: ACE INA

                                          Three Months Ended  Nine Months Ended
                                               September 30       September 30
                                                  2000               2000
                                                  ----               ----
                                               (in thousands of U.S. Dollars)
   Selected Statement of Operations Data
   Total revenue                               $   864,002         $  2,615,139
   Net income                                  $     7,665         $    257,734

   Selected Balance Sheet Data
   Total investments and cash                                      $  7,550,739
   Total assets                                                      22,705,542
   Unpaid losses and loss expenses                                   14,148,478
   Total shareholders' equity                                      $  1,355,400
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
   Selected Financial Data: ACE Financial Services

                                      Three Months Ended     Nine Months Ended
                                          September 30           September 30
                                              2000                   2000
                                              ----                   ----
                                              (in thousands of U.S. Dollars)
   Selected Statement of Operation Data
   Total revenue                          $   67,112            $    318,148
   Net income                             $   22,543            $     65,599

   Selected Balance Sheet Data
   Total investments and cash                                   $  1,896,685
   Total assets                                                    2,289,005
   Unpaid losses and loss expenses                                   548,850
   Total shareholders' equity                                   $  1,037,390
--------------------------------------------------------------------------------

Separate financial statements of ACE INA and ACE Financial Services have not been presented as management has determined that such information is not material to the holders of ACE INA and ACE Financial Services debt securities.

13.  Segment information

The following tables summarize the operations by segment for the three months and nine months ended September 30, 2000 and 1999. Net realized gains (losses) have been presented net of related taxes.

------------------------------------------------------------------------------------------------------------------------------------
Three months ended September 30, 2000

                                                          ACE                                     ACE
                                ACE        ACE Global      Global       ACE         ACE         Financial                    ACE
                               Bermuda      Markets     Reinsurance     USA     International    Services    Other(1)   Consolidated
                               -------    -----------   -----------   --------  -------------   ----------  ----------  ------------
                                                                  (in thousands of U.S. Dollars)

Operations Data
Gross premiums written         $ 199,741   $ 239,484   $   30,750    $  974,862   $  496,953  $    58,026       -         1,999,816
Net premiums written             181,573     176,672       12,811       450,518      324,779       50,451       -         1,196,804
Net premiums earned              170,292     174,266       37,707       410,472      339,101       42,944       -         1,174,782
Losses and loss expenses         132,701     102,503        5,813       307,692      205,976       18,202       -           772,887
Policy acquisition costs           7,565      44,844        6,631        40,430       58,888        9,900       -           168,258
Administrative expenses            7,494      18,499        3,122        58,631       68,552        7,665      13,949       177,912
                             -----------  -----------  -----------  ------------ -----------  ------------ -----------  ------------
Underwriting income (loss)        22,532       8,420       22,141         3,719        5,685        7,177     (13,949)       55,725

Net investment income             38,906       7,932       15,056        89,599       24,612       24,168      (2,689)      197,584
Amortization of goodwill            (225)        965        3,503           135        -            1,051      14,490        19,919
Interest expense                     908       1,897        -            11,404        -            3,378      37,821        55,408
Income tax expense (benefit)         655       5,623        -            26,238        4,400        6,403     (15,890)       27,429
                             -----------  -----------  -----------  ------------ -----------  ------------ -----------  ------------
Income (loss) excluding net
realized gains (losses)           60,100       7,867       33,694        55,541       25,897       20,513     (53,059)      150,553
Net realized gains (losses)
  (net of income tax)              7,135      (1,245)     (12,433)       (5,989)         492        2,030         210        (9,800)
                             -----------  -----------  -----------  ------------ -----------  ------------ -----------  ------------
Net income (loss)            $    67,235   $   6,622    $  21,261    $   49,552   $   26,389  $    22,543  $  (52,849)   $  140,753
                             -----------  -----------  -----------  ------------ -----------  ------------ -----------  ------------
Total Assets                  $3,044,189   $1,842,913   $1,360,806   $16,454,908  $3,804,099   $ 2,289,005  $2,736,180   $31,532,100
                             ===========  ===========  ===========  ============ ===========  ============ ===========  ============
------------------------------------------------------------------------------------------------------------------------------------

(1)Includes ACE Limited, ACE INA Holdings and intercompany eliminations

------------------------------------------------------------------------------------------------------------------------------------
Three months ended September 30, 1999
                                                  ACE            ACE
                                   ACE           Global         Global           ACE            ACE                        ACE
                                  Bermuda        Markets      Reinsurance        USA       International     Other(1)  Consolidated
                                  -------      -----------    -------------     -----       ------------     -----     -------------
                                                                        (in thousands of U.S. Dollars)
Operations Data
Gross premiums written           $  130,478      $ 183,570   $   24,234       $  744,161   $   462,015     $     -      $ 1,544,458
Net premiums written                106,686        110,594       (8,482)         370,338       331,768           -          910,904
Net premiums earned                 125,825         98,907       35,317          342,698       350,204           -          952,951
Losses and loss expenses            105,290         60,218       17,388          251,380       198,634           -          632,910
Policy acquisition costs              4,183         25,158        5,846           35,739        66,755           -          137,681
Administrative expenses               9,615         12,146        3,598           87,516        76,399          14,990      204,264
                                 -------------  -----------  --------------  ------------  --------------  -----------  ------------
Underwriting income (loss)            6,737          1,385        8,485          (31,937)        8,416         (14,990)     (21,904)

Net investment income                37,341          8,095       13,531           84,138        17,968           1,987      163,060
Amortization of goodwill               (210)         1,056        3,503                -             -          13,125       17,474
Interest expense                     (2,679)           812            -            9,992             -          35,943       44,068
Income tax expense (benefit)            546          3,037            -            9,836         9,314         (11,684)      11,049
                                 -------------  -----------  --------------  ------------  --------------  -----------  ------------
Income (loss) excluding net
realized gains (losses)              46,421          4,575       18,513           32,373        17,070         (50,387)      68,565
Net realized gains (losses)
(net of income tax)                 (34,483)        (1,474)     (10,626)          (2,966)       (2,976)         (1,247)     (53,772)
                                 -------------  -----------  --------------  ------------  --------------  -----------  ------------
Net income (loss)               $    11,938     $    3,101  $     7,887     $     29,407  $     14,094    $    (51,634)  $   14,793
                                 -------------  -----------  --------------  ------------  --------------  -----------  ------------
Total Assets                     $3,052,732     $1,496,539   $ 1,404,452     $17,035,007     $3,716,000     $2,639,453  $29,344,183
                                 =============  ===========  ==============  ============  ==============  ===========  ============

------------------------------------------------------------------------------------------------------------------------------------
(1)Includes ACE Limited, ACE INA Holdings and intercompany eliminations




                       ACE LIMITED AND SUBSIDIARIES
            NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------
Nine months ended September 30, 2000
                                                           ACE                                    ACE
                                 ACE      ACE Global      Global        ACE          ACE        Financial                   ACE
                               Bermuda      Markets    Reinsurance      USA     International   Services      Other(1)  Consolidated
                               -------    ----------   -----------     -----    -------------   ---------     --------  ------------
                                                                      (in thousands of U.S. Dollars)
Operations Data
Gross premiums written         $  510,788  $  752,791   $  178,223   $ 2,662,542   $1,553,853  $   288,646   $    -      $ 5,946,843
Net premiums written              446,297     551,140       146,265    1,369,785    1,080,317      273,907        -        3,867,711
Net premiums earned               356,164     454,599        96,061    1,256,043    1,037,411      247,146        -        3,447,424
Losses and loss expenses          265,001     258,271        17,476      938,782      613,942      163,009        -        2,256,481
Policy acquisition costs           14,648     119,577        18,328      118,498      173,011       38,566        -          482,628
Administrative expenses            22,278      54,069         7,971      188,552      211,589       23,705       46,620      554,784
                              -----------  -----------  -----------  ------------ -----------  ------------  ------------ ----------
Underwriting income (loss)         54,237      22,682        52,286       10,211       38,869       21,866      (46,620)     153,531

Net investment income             111,240      23,420        44,839      251,542       69,498       71,002       (9,993)     561,548
Amortization of goodwill             (658)      2,990        10,508          405        -            3,154       42,490       58,889
Interest expense                    1,598       4,080        -            28,009        -           10,016      122,841      166,544
Income tax expense (benefit)        1,920      11,068          (173)      72,992       19,235       15,664      (48,725)      71,981
                              -----------  -----------  -----------  ------------ -----------  ------------  ------------ ----------
Income (loss) excluding net
realized gains (losses)           162,617      27,964        86,790      160,347       89,132       64,034     (173,219)     417,665
Net realized gains (losses)
(net of income tax)                31,432      (2,194)      (20,378)     (16,834)      19,779        1,565       (1,841)      11,529
                              -----------  -----------  -----------  ------------ -----------  ------------  ------------ ----------
Net income (loss)              $  194,049  $   25,770     $  66,412   $  143,513   $  108,911    $  65,599    $(175,060)   $ 429,194
                               -----------  ------------  ----------  -----------  -----------  ------------  ----------- ----------
Total Assets                   $3,044,189  $1,842,913    $1,360,806  $16,454,908   $3,804,099  $ 2,289,005   $2,736,180  $31,532,100
                               ===========  ===========  =========== ============  ===========  ============ =========== ===========
------------------------------------------------------------------------------------------------------------------------------------
(1)Includes ACE Limited, ACE INA Holdings and intercompany eliminations


-----------------------------------------------------------------------------------------------------------------------------------
Nine Months ended September 30, 1999
                                                                    ACE
                                        ACE       ACE Global       Global         ACE            ACE                        ACE
                                      Bermuda      Markets      Reinsurance       USA       International     Other(1)  Consolidated
                                      -------     ----------    ------------      ----      -------------     --------  ------------
Operations Data
Gross premiums written                432,748       530,137       184,667        879,385       462,015            -       2,488,952
Net premiums written                  346,081       376,856       149,903        439,230       331,768            -       1,643,838
Net premiums earned                   397,748       288,374       109,303        392,860       350,204            -       1,538,489
Losses and loss expenses              302,203       168,170        93,646        282,609       198,634            -       1,045,262
Policy acquisition costs               11,034        75,838        15,442         34,436        66,755            -         203,505
Administrative expenses                31,052        37,003         9,607        106,032        76,399         39,970       300,063
                                  -------------  ----------- --------------  -----------  --------------  -----------  ------------
Underwriting income (loss)             53,459         7,363        (9,392)       (30,217)        8,416        (39,970)      (10,341)

Net investment income                 134,653        20,723        45,498        108,926        17,968          6,570       334,338
Amortization of goodwill                 (626)        3,155        10,508            246             -         13,125        26,408
Interest expense                        4,705         3,037             -         23,974             -         21,029        52,745
Income tax expense (benefit)            1,502         7,344             -         14,223         9,314        (11,684)       20,699
                                  -------------  ----------- --------------  -----------  --------------  -----------  ------------
Income (loss) excluding net
realized gains (losses)               182,531        14,550        25,598         40,266        17,070        (55,870)      224,145
Net realized gains (losses)
  (net of income tax)                  22,389        (3,410)      (15,070)        (2,946)       (2,976)        (9,198)      (11,211)
                                  -------------  ----------- --------------  -----------  --------------  -----------  ------------
Net income (loss)                     204,920        11,140        10,528         37,320        14,094        (65,068)      212,934
                                  -------------  ----------- --------------  -----------  --------------  -----------  ------------
Total Assets                       $3,052,732    $1,496,539    $1,404,452    $17,035,007    $3,716,000     $2,639,453   $29,344,183
                                  =============  =========== ==============  ===========  ==============  ===========  ============
-----------------------------------------------------------------------------------------------------------------------------------

(1)Includes ACE Limited, ACE INA Holdings and intercompany eliminations


14.      Reclassification

Certain items in the prior period financial statements have been reclassified to conform with the current period

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION



The following is a discussion of the Company's results of operations, financial condition, liquidity and capital resources as of and for the three months and nine months ended September 30, 2000. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. This discussion should be read in conjunction with the consolidated financial statements, related notes thereto and the Management's Discussion and Analysis of Results of Operations and Financial Condition included in the Company's 1999 Annual Report on Form 10-K.

Safe Harbor Disclosure

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Any written or oral statements made by or on behalf of the Company may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors (which are described in more detail elsewhere herein and in documents filed by the Company with the Securities and Exchange Commission) include, but are not limited to, (i) uncertainties relating to government and regulatory policies (such as subjecting the Company to insurance regulation or taxation in additional jurisdictions or amending or revoking or enacting any laws, regulations or treaties affecting the Company's current operations), (ii) the occurrence of catastrophic events or other insured or reinsured events with a frequency or severity exceeding the Company's estimates, (iii) legal, regulatory, and legislative developments,
(iv) the uncertainties of the loss reserving process including the difficulties associated with assessing environmental and latent injuries,
(v) the actual amount of new and renewal business and market acceptance of the Company's products, (vi) loss of the services of any of the Company's executive officers, (vii) changing rates of inflation and other economic conditions, (viii) losses due to foreign currency exchange rate fluctuations, (ix) ability to collect reinsurance recoverables, (x) the competitive environment in which the Company operates, related trends and associated pricing pressures and developments, (xi) the impact of mergers and acquisitions, including the ability to successfully integrate acquired businesses and achieve cost savings, competing demands for ACE's capital and the risk of undisclosed liabilities, (xii) developments in global financial markets which could affect the Company's investment portfolio and financing plans, (xiii) risks associated with the introduction of new products and services, and (xiv) the amount of dividends received from subsidiaries. The words "believe", "anticipate", "estimate", "project", "plan", "expect", "intend", "hope", "will likely result" or "will continue" and variations thereof and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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

In addition, the Company has historically recorded its results of operations from its Lloyd's syndicates one quarter in arrears. Commencing January 1, 2000, the Company now records the results from the Lloyd's 2000 underwriting year on a current basis. Prior year underwriting results are still reported one quarter in arrears but underwriting results should run off over the next few quarters. The Company has also increased its percentage of participation in the Lloyd's syndicates it manages in 2000 versus 1999. On October 11, 2000 the final Lloyd's auction for 2001 year of account capacity concluded. As a result, ACE will increase its share of the capacity of syndicate 2488 to 89.7 percent in the Syndicate's 2001 year of account compared to 84 percent in 2000.

Results of Operations - Three Months ended September 30, 2000

-------------------------------------------------------------------------------
Net Income                                               Three Months Ended
                                                            September 30
                                                      2000               1999
                                                      ----               ----
                                                   (in millions of U.S. Dollars)


Income excluding net realized losses on investments  $  151          $    69
Net realized losses on investments (net of taxes)       (10)             (54)
                                                    ---------        ----------
Net income                                           $  141          $    15
                                                    =========        ==========

-------------------------------------------------------------------------------


Income excluding net realized losses on investments was $151 million for the quarter ended September 2000 compared with $69 million for the quarter ended September 1999, an increase of 188 percent. The significant increase this quarter is due to several factors: the inclusion of the results of ACE Financial Services which was acquired on December 30, 1999 and contributed $20 million to income excluding realized losses; a low level of catastrophe losses in the quarter; a change in the mix of business whereby ACE has removed marginal business from its portfolio; the successful cross-marketing of business within the organization; and a general strengthening of the insurance market which has led to price improvements and increased acceptance rates of business submissions in several lines of business. The quarter ended September 1999 was impacted by a large number of catastrophic events that negatively affected income after tax by $34 million for the September 1999 quarter. Excluding these events, income excluding realized losses for the third quarter 2000 increased 47 percent over the third quarter 1999.

Net realized losses on investments (net of taxes) were $10 million for the September 2000 quarter compared with net realized losses of $54 million for the September 1999 quarter. Net realized losses were impacted primarily by losses at ACE Tempest Re and ACE INA.

Net income for the current quarter was $141 million compared with $15 million for the quarter ended September 1999. The increase in net income was due primarily to the factors discussed above.

--------------------------------------------------------------------------------
Premiums                          Three months ended               % Change
                                     September 30                     from
                                  2000            1999              Prior Year
                                  ----            ----           ---------------
                              (in millions of U.S. Dollars)
Gross premiums written:
 ACE Bermuda                  $    200       $      130                53%
 ACE Global Markets                239              184                30%
 ACE Global Reinsurance             31               24                27%
 ACE USA                           975              744                31%
 ACE International                 497              462                 8%
 ACE Financial Services             58                -                 N.M.
                              -------------  --------------      ---------------
                              $  2,000       $    1,544                 29%
                              =============  ==============      ===============
Net premiums written:
 ACE Bermuda                  $    182       $      107                 70%
 ACE Global Markets                177              110                 60%
 ACE Global Reinsurance             13               (8)                N.M.
 ACE USA                           450              370                 22%
 ACE International                 325              332                 (2)%
 ACE Financial Services             50                -                 N.M.
                              --------------  --------------    ---------------
                              $  1,197        $     911                 31%
                              ==============  ==============    ===============
Net premiums earned:
 ACE Bermuda                  $    170        $     126                 35%
 ACE Global Markets                174               99                 76%
 ACE Global Reinsurance             38               35                  7%
 ACE USA                           411              343                 20%
 ACE International                 339              350                 (3)%
 ACE Financial Services             43                -                 N.M.
                              ---------------  -------------    ---------------
                              $  1,175        $     953                  23%
                              ===============  =============    ===============
N.M. not meaningful
--------------------------------------------------------------------------------


For the quarter ended September 2000, gross premiums written increased by $456 million to $2.0 billion compared with $1.5 billion for the quarter ended September 1999. The increase is primarily the result of the growing acceptance of the ACE brand, successful cross-marketing of business within the organization and the strengthening of the insurance market, where price improvements have led to an increased acceptance rate on submissions in several lines of business. ACE Financial Services (which was acquired on December 30, 1999) also added to the increase by contributing $58 million to gross premiums written this quarter. Net premiums written as well as net premiums earned benefited from the same factors that lead to the increase in gross premiums written. Net premiums written increased by $286 million or 31 percent and net premiums earned increased by $222 million or 23 percent.

ACE Bermuda: Gross premiums written for the third quarter 2000 increased by 53 percent over the third quarter 1999 to $200 million. This growth was led by the professional lines business, which bound a one time premium of $50 million on a retroactive program that was fully written and earned during the quarter and ACE Financial Solutions International (AFSI), previously known as Tailored Risk Solutions, which wrote several new contracts and also experienced increased premiums on certain existing accounts. Net premiums written and net premiums earned increased 70 percent and 35 percent respectively. As with gross premiums written, the increases were primarily generated by professional lines and AFSI. As of August 1, 2000, the aviation department ceased to write new business and this business was transferred to ACE Global Markets. ACE believes that ACE Global Markets, which is already a lead underwriter in London for aviation business, is better suited to manage this business going forward.

ACE Global Markets: Gross premiums written for ACE Global Markets increased by 30 percent from $184 million written for the third quarter of fiscal 1999 to $239 million for the third quarter of fiscal 2000. As previously reported, the Company now records the results of the Lloyd's 2000 underwriting year on a current basis and the results for September 2000 are for business concluded in the September 2000 quarter. Prior year underwriting results are still recorded one quarter in arrears but should run off over the next several quarters. On a comparable basis, gross premiums written increased by approximately $135 million in 2000 compared with 1999. This increase is primarily the result of ACE's increased capacity in 2000. Net premiums written and net premiums earned increased 60 percent and 76 percent respectively. As a result of substantial losses being reported in the Lloyd's market, various insurers exiting product lines and the restructuring of reinsurance programs by the reinsurance market, all areas of ACE Global Markets underwriting activity is now benefiting from increased rates and more favorable terms.

ACE Global Reinsurance: Gross premiums written increased by 27 percent to $31 million for the quarter ending September 2000 compared with gross premiums written of $24 million for the same quarter last year. Growth in this segment is due to both increased rates and new business opportunities. Net premiums written for the quarter were positive in contrast to the third quarter 1999 when retrocessional coverage exceeded gross premiums written. Net premiums earned increased 7 percent over the September 1999 quarter to $38 million. Looking forward, it is anticipated the favorable market trends will continue as capacity is withdrawn from the retrocessional markets and reinsurers continue to seek rate increases.

ACE USA: Gross premiums written increased 31 percent to $975 million for the quarter ended September 2000, a $231 million increase over September 1999. All business units had strong production this quarter with the large account, special risk, and US International units showing particularly strong growth. Net premiums written and net premiums earned increased 22 percent and 20 percent respectively during the third quarter 2000 as compared to the third quarter 1999. ACE USA has continued to focus on strengthening the quality of its portfolio and as a result, approximately $50 million of business was eliminated this quarter because it did not meet ACE's standards. Market conditions continued to be favorable as evidenced by price increases, substantial increases in submission levels, and strong account retention during the quarter.

ACE International: Gross premiums written increased 8 percent from $462 million for the September 1999 quarter to $497 million for the September 2000 quarter. On a constant dollar basis gross premiums written were up 10 percent. Net premiums written and net premiums earned declined 2 percent and 3 percent respectively. On a constant dollar basis net premiums written were flat. The relatively modest growth rate of gross premiums written was due in part to the elimination of certain marginal business during the quarter. ACE International, however, continues to see strong growth momentum in Europe, Latin America and Asia Pacific. There are indications that reinsurance costs are starting to rise and that capacity is tightening in the international market. ACE International expects this to lead to an acceleration of rate increases moving forward. The exception is Japan where deregulation has led to rate reductions across all lines of business as local companies continue to battle for market share.

ACE Financial Services: Gross premiums written for ACE Financial Services were $58 million for the quarter. This is the third quarter in which the Company's financial results reflect the acquisition of ACE Financial Services. Net premiums written were $51 million and net premiums earned were $43 million. As ACE Financial Services was acquired on December 30, 1999; there are no comparative figures for the quarter. The municipal bond reinsurance business continues to be impacted by higher interest rates, however, this weakness is being offset by strengthening in the asset-backed and derivatives markets.

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

-------------------------------------------------------------------------------
                                                          Three Months Ended
                                                              September 30
                                                      2000               1999
                                                      ----               ----
Loss and loss expense ratio
   ACE Bermuda                                         77.9%             83.7%
   ACE Global Markets                                  58.8%             60.9%
   ACE Global Reinsurance                              15.4%             49.2%
   ACE USA                                             75.0%             73.4%
   ACE International                                   60.7%             56.7%
   ACE Financial Services                              42.4%                -
       Consolidated                                    65.8%             66.4%

Underwriting and administrative expense ratio
   ACE Bermuda                                          8.9%             10.9%
   ACE Global Markets                                  36.3%             37.7%
   ACE Global Reinsurance                              24.3%             26.8%
   ACE USA                                             24.1%             34.9%
   ACE International                                   37.8%             40.2%
   ACE Financial Services                              40.9%               -
       Consolidated                                    29.4%             35.2%

Combined Ratio
   ACE Bermuda                                         86.8%             94.6%
   ACE Global Markets                                  95.1%             98.6%
   ACE Global Reinsurance                              39.7%             76.0%
   ACE USA                                             99.1%            108.3%
   ACE International                                   98.5%             96.9%
   ACE Financial Services                              83.3%               -
       Consolidated                                    95.3%            101.6%

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

Underwriting results for all segments for the September 2000 quarter are consistent with the Company's operating objective of achieving an underwriting profit. Following the acquisition of ACE INA, the Company initiated several cost reduction initiatives at ACE INA with a primary focus on ACE USA. These initiatives have assisted ACE USA in again achieving a combined ratio under 100 percent for the quarter.

Loss and loss expenses for the third quarter 2000 increased to $773 million from $633 million in the third quarter 1999 as a result of an increase in earned premiums and the inclusion of ACE Financial Services. However, the overall loss ratio declined slightly.

ACE Bermuda: ACE Bermuda's loss ratio for the third quarter 2000 declined to 77.9 percent from 83.7 percent for the quarter ended September 1999. Decreases in the loss ratios of political risks, excess property, and AFSI are primarily responsible for the decreases in ACE Bermuda's loss ratio.

ACE Global Markets: The loss ratio for ACE Global Markets decreased slightly compared to the third quarter 1999 primarily due to a change in business mix.

ACE Global Reinsurance: ACE Tempest Re's loss ratio decreased from 49.2 percent for the quarter ended September 1999 to 15.4 percent for the quarter ended September 2000. This significant decline is the result of lower catastrophes in 2000 than in 1999. During the September 1999 quarter, the insurance and reinsurance markets sustained a large number of catastrophe losses including major earthquakes in Taiwan, Turkey, Greece and Mexico, Typhoon Bart in Japan and Hurricane Floyd in the U.S. ACE Tempest Re's losses for the September 2000 quarter were modest, resulting largely from localized catastrophes affecting its US regional accounts.

ACE USA: The loss ratio for ACE USA increased slightly from 73.4 percent in 1999 to 75.0 percent for the quarter ended September 2000, primarily as a result of a change in the business mix. ACE USA has concentrated on both loss ratio and expense ratio improvements even at the risk of losing business, or in some cases, actively eliminating business that does not meet the Company's underwriting standards. During the quarter, improvements in the loss ratio are not apparent because of the change in business mix.

ACE International: The loss ratio for ACE International increased from 56.7 percent for the September 1999 quarter to 60.7 percent for 2000. ACE International's loss ratio was impacted by losses related to rain storms in Nagoya Japan, which resulted in significant flood losses and the largest single automobile loss in Japanese history.

ACE Financial Services: The loss ratio for ACE Financial Services was 42.4 percent for the quarter ended September 2000. As ACE Financial Services was acquired on December 30, 1999; there are no comparative figures for the quarter.

Underwriting and administrative expenses

Underwriting and administrative expenses are comprised of the amortization of deferred acquisition costs, which include commissions, premium taxes, underwriting and other costs that vary with and are primarily related to the production of premium, and administrative expenses which include all other operating costs. Total underwriting and administrative expenses increased from $335 million for the September 1999 quarter to $346 million for the September 2000 quarter. The underwriting and administrative expense ratio decreased quarter on quarter to 29.4 percent from 35.2 percent in 1999.

ACE Bermuda: The underwriting and administrative expense ratio for ACE Bermuda decreased from 10.9 percent for the September 1999 quarter to 8.8 percent for the September 2000 quarter, primarily the result of a decline in the administrative expense ratio. This ratio was influenced by the large professional lines contract earned in the quarter.

ACE Global Markets: ACE Global Markets underwriting and administrative ratio fell from 37.7 percent for the September quarter 1999 quarter to 36.3 percent for the September 2000 quarter. The improvement is primarily the result of a lower administrative cost ratio due to increasing earned premiums.

ACE Global Reinsurance: The underwriting and acquisition cost ratio decreased from 26.8 percent for 1999 to 24.3 percent for 2000. This decrease is primarily due to a decrease in administrative expenses and an increase in earned premiums.

ACE USA: The underwriting and administrative expense ratio decreased from
34.9 percent for the quarter ended September 1999 to 24.1 percent for the quarter ended September 2000. This decrease was mainly the result of a decrease in the administrative expense ratio from 24.5 percent in 1999 to
14.3 percent in 2000 driven primarily by the reduction of administrative expenses at ACE USA resulting from the cost reduction initiatives at ACE INA following the acquisition. The ratio was also affected by a change in business mix in 2000 compared with 1999.

ACE International: ACE International's underwriting and administrative expense ratio decreased from 40.2 percent for the third quarter 1999 to
37.8 percent for the third quarter 2000, due mainly to a drop in policy acquisition costs.

ACE Financial Services: The underwriting and administrative expense ratio for ACE Financial Services was 40.9 percent. ACE Financial Services was acquired on December 30, 1999; therefore, there are no comparative figures for this quarter.



-------------------------------------------------------------------------------
        Net Investment Income         Three Months Ended           Percentage
                                         September 30                Change
                                                                   From Prior
                                    2000               1999           Year
                                    ----               ----
                                   (in millions of U.S. Dollars)

       ACE Bermuda               $     39         $      37               5%
       ACE Global Markets               8                 8                -
       ACE Global Reinsurance          15                14               8%
       ACE USA                         90                84               7%
       ACE International               25                18              39%
       ACE Financial Services          24                 -              N.M.
       Other                           (3)                2              N.M.
                                 ----------       ----------         ----------
      Total investment income    $    198         $     163              21%
                                 ==========       ==========         ==========
      N.M. - not meaningful
--------------------------------------------------------------------------------

Net investment income increased by $35 million for the quarter ended September 2000 compared with the quarter ended September 1999. The primary reasons for this are an increase in the size of investment assets resulting from the ACE Financial Services acquisition during 1999 and the inclusion of the CIS results not previously reflected in the statement of operations.

ACE Bermuda: Net investment income increased by 5 percent to $39 million for the September 2000 quarter compared with $37 million for 1999. The increase is due to a larger investable asset base.

ACE Global Markets: Net investment income was unchanged at $8 million compared to the 1999 quarter.

ACE Global Reinsurance: Net investment income increased by 8 percent to $15 million during the current quarter compared with $14 million for 1999. This is attributed primarily to a larger investable asset base.

ACE USA: Net investment income increased to $90 million for the September 2000 quarter compared with $84 million for 1999. The investment asset base of ACE USA was higher during the quarter ended September 30, 2000 than during the quarter ended September 1999 due to the inclusion of the CIS results not previously reflected in the statement of operations.

ACE International: Net investment income increased to $25 million for the September 2000 quarter compared with $18 million for 1999. This is primarily due to an increased allocation to fixed maturities.

ACE Financial Services: Net investment income of $24 million represents the net investment income of ACE Financial Services which was acquired on December 30, 1999; therefore, there is no prior period comparison.

-------------------------------------------------------------------------------
    Net Realized Gains (Losses) on Investments         Three Months Ended
                                                          September 30
                                                    2000                1999
                                                    ----                ----
                                                  (in millions of U.S. Dollars)

   Fixed maturities and short-term investments     $ (16)             $ (34)
   Equity securities                                   7                  7
   Financial futures and option contracts             (2)               (33)
   Other                                              (3)                 1
   Currency                                            1                  -
                                                  ----------         ----------
   Net realized losses                             $ (13)             $ (59)
                                                  ==========         ==========

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

Sales proceeds for fixed maturity securities were generally lower than their amortized cost during the quarter. This resulted in net realized losses of $16 million being recognized on fixed maturities and short-term investments during the quarter ended September 2000 compared to net realized losses of $34 million for the quarter ended September 1999.

Sales proceeds for equity securities were generally higher than their cost during the quarter, resulting in net realized gains of $7 million being recognized during both the current quarter and for the quarter ended September 1999.

Total net realized losses attributable to the financial futures and option contracts amounted to $2 million during the current quarter, compared to losses of $33 million for the three months ended September 1999. Certain of the Company's external managers of fixed income securities use fixed income futures contracts to manage duration exposure, and losses of $2 million were recognized on these during the quarter ended September 2000. There were no net realized gains or losses generated by the Company's equity index futures contracts during the quarter ended September 2000.

-------------------------------------------------------------------------------
Other Expenses                              Three Months Ended
                                               September 30

                                         2000                1999
                                         ----                ----
                                      (in millions of U.S. Dollars)

Goodwill                         $       20             $     17
                                 ===============        ===============

Interest expense                 $       55             $     44
                                 ===============        ===============

-------------------------------------------------------------------------------

The increase in goodwill amortization for the September 2000 quarter is primarily the result of the amortization of goodwill with respect to the ACE Financial Services acquisition, which is approximately $1 million per quarter, and amortization of additional goodwill with respect to the ACE INA acquisition. ACE Financial Services was acquired December 30, 1999; therefore, goodwill amortization related to this acquisition is not included in the comparative amounts.

The increase in interest expense for the September 2000 quarter compared with the September 1999 quarter is due to the replacement of commercial paper, which was used to finance the acquisition of ACE INA, with higher interest bearing debt and securities. At September 30, 1999, the Company had $1.28 billion of commercial paper outstanding. At September 30, 2000, this amount has been reduced to $352 million. Note 8 to the September 30, 2000 financial statements details the outstanding debt at September 30, 2000.

Results of Operations - Nine Months ended September 30, 2000

-------------------------------------------------------------------------------
    Net Income                                     Nine Months Ended
                                                     September 30
                                                2000               1999
                                                ----               ----
                                             (in millions of U.S. Dollars)


Income excluding net realized gains
 (losses) on investments                       $  418          $   224
Net realized gains (losses) on investments         11              (11)
 (net of taxes)                                --------        ---------
Net Income                                     $  429          $   213
                                               ========        =========
-------------------------------------------------------------------------------

Income excluding net realized gains (losses) on investments for the first nine months of fiscal 2000 increased 87 percent to $418 million compared to $224 million for the same period in 1999. Most segments had significant increases in income excluding net realized gains (losses) on investments. The increase is due primarily to the inclusion of the results of ACE INA and ACE Financial Services for the full nine months of fiscal 2000. The increase was also due to better operating results in the ACE Global Reinsurance segment as a result of minimal catastrophe activity in the nine months ended September 2000 versus the nine months ended September 1999 where these were a large number of insured catastrophes that impacted the results of the ACE Global Reinsurance segment.

Net realized gains on investments (net of taxes) were $11 million for the nine months ended September 2000 compared to net realized losses of $11 million for the nine months ended September 1999. The increases were primarily due to gains realized by ACE Bermuda and ACE International.

Net income for the nine months ended September 2000 was $429 million compared with $213 for the nine months ended September 1999. Increases were driven by the same factors that were explained in the discussion of income excluding net realized gains (losses).

-------------------------------------------------------------------------------
Premiums                             Nine months ended             % Change
                                       September 30                   from
                                 2000               1999          Prior Year
                                 ----               ----          -----------
                              (in millions of U.S. Dollars)

  Gross premiums written:
   ACE Bermuda                 $    511        $    433              18%
   ACE Global Markets               753             530              42%
   ACE Global Reinsurance           178             185              (3)%
   ACE USA                        2,662             879              N.M.
   ACE International              1,554             462              N.M.
   ACE Financial Services           289               -              N.M.
                             -----------      ----------          -------
                               $  5,947       $   2,489             139%
                             ===========      ==========          =======

  Net premiums written:
    ACE Bermuda                $    446       $     346              29%
    ACE Global Markets              551             377              46%
    ACE Global Reinsurance          146             150             (2)%
    ACE USA                       1,371             439              N.M.
    ACE International             1,080             332              N.M.
    ACE Financial Services          274               -              N.M.
                              ----------      ----------          -------
                               $  3,868       $   1,644             135%
                              ==========      ==========          =======

  Net premiums earned:
   ACE Bermuda                 $    356       $     398             (10)%
   ACE Global Markets               455             288              58%
   ACE Global Reinsurance            96             109             (12)%
   ACE USA                        1,256             393              N.M.
   ACE International              1,037             350              N.M.
   ACE Financial Services           247               -              N.M.
                              ----------      ----------          --------
                               $  3,447       $   1,538               124%
                              ==========      ==========          ========
-------------------------------------------------------------------------------

Gross premiums written for the nine months ended September 2000 increased by 139 percent to $5.9 billion from $2.5 billion reported for the nine months ended September 1999. This increase is primarily due to the inclusion of ACE INA and ACE Financial Services for the full nine months of 2000. ACE INA was acquired July 2, 1999 and therefore only three months of results are reflected in the fiscal 1999 results. ACE Financial Services was acquired on December 30, 1999 and consequently there are no comparatives for September 1999. Net premiums written increased by 135 percent to $3.9 billion and net premiums earned increased by 124 percent to $3.4 billion. Increases in net premiums written and net premiums earned are also primarily the result of the inclusion of the ACE INA business and ACE Financial Services.
                                     26

ACE Bermuda: Gross premiums written for the nine months ended September 2000 increased $78 million to $511 million from $433 million for the nine months ended September 1999. This growth was led by new business in excess property and AFSI and the binding of a one time premium of $50 million on a retroactive program in the professional lines business which was fully written and earned in the third quarter 2000. Net premiums written increased $100 million in the first three quarters of 2000 to $446 million while net premiums earned decreased $42 million to $356 million primarily as a result of a change in the mix of business in the AFSI operation.

ACE Global Markets: Gross premiums written by ACE Global Markets increased by 42 percent from $530 million in fiscal 1999 to $753 million in fiscal 2000. As previously reported, the Company now records the results of the Lloyd's 2000 underwriting year on a current basis and the results for September 2000 are for business concluded for the nine months ended September 2000. Prior year underwriting results are still recorded one quarter in arrears but should run off over the next several quarters. On a comparable basis, gross premiums written increased by approximately $257 million in 2000 compared with 1999. This increase is the result of ACE's
increased capacity in 2000.   Net premiums written increased by 46 percent
for the nine months to $551 million and net premiums earned increased by 58 percent to $455 million.

ACE Global Reinsurance: Gross premiums written decreased slightly from $185 million in the first nine months of fiscal 1999 to $178 million for the first nine months of fiscal 2000. The decrease is due predominantly to a number of program restructuring and non-renewals, offset by new business premiums. Net premiums written decreased by 2 percent to $146 million and net premiums earned decreased by 12 percent to $96 million.

ACE USA: Gross premiums for the first nine months of 2000 were $2.7 billion compared to $879 million for the first nine months of 1999. Net premiums written increased from $439 million to $1.4 billion primarily due to the inclusion of ACE INA for the full nine months of 2000 compared to the inclusion of results from ACE INA from July 2, 1999, the date of acquisition. Net premiums earned increased to $1.3 billion compared with $393 million in 1999. As with gross premiums written, net premiums written and net premiums earned increased primarily because of the inclusion of the ACE INA book of business.

ACE International: Gross premiums for the nine months ended September 2000 were $1.6 billion compared with $462 million for the nine months ended September 1999 and net premiums written increased from $332 million in 1999 to $1.1 billion in 2000. As with ACE USA the increase is primarily due to the inclusion of ACE INA for the full nine months of 2000 compared to the inclusion of results from ACE INA from July 2, 1999, the date of acquisition, in the nine month figures of 1999. Net premiums earned increased to $1.0 billion in 2000 from $350 million in 1999 also because of the inclusion of the ACE INA book of business for the full nine months of 2000.

ACE Financial Services: Gross premiums for the nine months ended September 2000 amounted to $289 million. Net premiums written and net premiums earned were $274 million and $247 million respectively. Because this is the first year in which results from ACE Financial Services are reflected in the financials results there are no comparatives for the nine months ended September 1999.

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

-------------------------------------------------------------------------------
                                                     Nine Months Ended
                                                        September 30
                                                   2000              1999
                                                   ----              ----
Loss and loss expense ratio
  ACE Bermuda                                      74.4%             76.0%
  ACE Global Markets                               56.8%             58.3%
  ACE Global Reinsurance                           18.2%             85.7%
  ACE USA                                          74.8%             71.9%
  ACE International                                59.2%             56.7%
  ACE Financial Services                           66.0%              -
      Consolidated                                 65.5%             67.9%

Underwriting and administrative expense ratio
 ACE Bermuda                                       10.4%             10.6%
 ACE Global Markets                                38.2%             39.1%
 ACE Global Reinsurance                            26.8%             22.9%
 ACE USA                                           24.6%             34.9%
 ACE International                                 37.1%             40.2%
 ACE Financial Services                            25.2%              -
     Consolidated                                  30.1%             32.3%

Combined Ratio
 ACE Bermuda                                       84.8%             86.6%
 ACE Global Markets                                95.0%             97.4%
 ACE Global Reinsurance                            45.0%            108.6%
 ACE USA                                           99.2%            106.8%
 ACE International                                 96.3%             96.9%
 ACE Financial Services                            91.2%              -
     Consolidated                                  95.6%            100.2%
-------------------------------------------------------------------------------

For the nine months ended September 2000, the Company had a combined ratio of 95.6 percent compared to 100.2 percent for the nine months ended September 1999. Even with the Company's premium growth in the nine months of fiscal 2000, underwriting results for all segments for the nine months ended September 30, 2000 are consistent with the Company's operating objective of achieving an underwriting profit.

Loss and loss expenses increased to $2.3 billion for the first nine months of 2000 compared to $1.5 billion for the same period in 1999. This increase is primarily due to the inclusion of results from ACE INA for the full nine months of 2000 compared to inclusion from July 2, 1999, the date of acquisition in 1999 and the inclusion of ACE Financial Services. The Company's loss and loss expense ratio decreased from 67.9 percent in 1999 to 65.5 percent in 2000. The primary cause of this decrease is the reduced number of catastrophic events in 2000 compared with 1999.

ACE Bermuda: The loss ratio for ACE Bermuda for the nine months ended September 2000 remained relatively flat at 74.4 percent for 2000 compared to 76.0 percent for 1999.

ACE Global Markets: For the first nine months of 2000, ACE Global Markets loss ratio decreased slightly to 56.8 percent compared with 58.3 percent for the first nine months of 1999, primarily due to a change in business mix.

ACE Global Reinsurance: ACE Tempest Re's loss and loss expense ratio declined significantly from 85.7 percent for the nine months ended September 1999 to 18.2 percent for the nine months ending September 2000. There have been very few catastrophic events during 2000 as compared to the significant number of catastrophes that were experienced in the nine months ended September 1999.

ACE USA: The loss ratio for the nine months ended September 2000 increased to 74.8 percent compared to 71.9 percent in 1999. The primary reason for this increase is that the domestic business of ACE INA has a loss ratio in excess of the historic loss ratio for ACE US Holdings. The first six months of 1999 related solely to the ACE US Holdings group which had a loss ratio for the six months of 62.3 percent.

ACE International: ACE International had a loss ratio of 59.2 percent for the first nine months of 2000 as compared to 56.7 percent for the same period in 1999. The increase is driven by losses in Europe.

ACE Financial Services: The loss ratio for the nine months ended September 2000 for ACE Financial Services was 66.0 percent. ACE Financial Services was acquired on December 30, 1999; therefore, there are no comparative figures for this quarter.

Underwriting and administrative expenses

Total underwriting and administrative expenses increased significantly for the nine months ended September 2000 to $1.0 billion from $498 million in 1999. This increase, as with premiums and incurred losses, is due to the inclusion of ACE INA for the full nine months in 2000 compared to 1999 which included ACE INA from July 2, 1999, the date of acquisition and the inclusion of ACE Financial Services. The underwriting and administrative ratio for the Company declined to 30.1 percent for 2000 compared to 32.3 percent for 1999.

ACE Bermuda: The underwriting and administrative expense ratio for the first nine months of 2000 remained relatively flat at 10.4 percent compared with 10.6 percent for 1999.

ACE Global Markets: ACE Global Markets underwriting and administrative expenses for the nine months ended September 2000 decreased slightly from
39.1 percent in 1999 to 38.2 percent in 2000. This is due primarily to a decline in the administrative expense ratio caused by an increase in earned premiums.

ACE Global Reinsurance: The underwriting and administrative expense ratio increased from 22.9 percent in 1999 to 26.8 percent in 2000 primarily because of an increase in the policy acquisition cost ratio. The increase in the policy acquisition ratio is due to the company entering into more contracts that have higher ceding commissions.

ACE USA: For the first nine months of 2000 ACE USA had an underwriting and administrative expense ratio of 24.6 percent compared to 34.9 percent in 1999. The decrease resulted from a decline in the administrative expense ratio in 2000, primarily resulting from cost cutting efforts in ACE USA following the ACE INA acquisition. The decrease is also partly due to a change in the mix of business.

ACE International: The underwriting and administrative expense ratio for the first nine months of 2000 declined from 40.2 percent in 1999 to 37.1 percent in 2000. Both the policy acquisition cost ratio and the administrative expense ratio decreased. The decrease in expenses is the result of the cost cutting measures taken in this segment, primarily in Japan.

ACE Financial Services: ACE Financial Services had an underwriting and administrative ratio of 25.2 percent for the first nine months of 2000. As ACE Financial Services was acquired on December 30, 1999, there are no comparative figures for this period in 1999.

-------------------------------------------------------------------------------
 Net Investment Income             Nine Months Ended
                                      September 30                  Percentage
                                 2000             1999                Change
                                 ----             ----              From Prior
                               (in millions of U.S. Dollars)           Year


ACE Bermuda                   $    111          $       135            (18)%
ACE Global Markets                  23                   21              9%
ACE Global Reinsurance              45                   45              -
ACE USA                            252                  109            131%
ACE International                   69                   18             N.M.
ACE Financial Services              71                    -             N.M.
Other                               (9)                   6             N.M.
                             ------------       ---------------     -----------
Total investment income      $    562           $       334             68%
                             ============       ===============     ===========
N.M.-not- meaningful
-------------------------------------------------------------------------------

Net investment income increased by $228 million for the nine months ended September 2000 compared with the nine months ended September 1999. The primary reason for this is an increase in the size of investment assets resulting from the ACE INA and ACE Financial Services acquisitions during 1999. Rising interest rates had a positive impact on investment income during the nine months ended September 2000.

ACE Bermuda: Net investment income decreased by 18 percent to $111 million in 2000 compared with $135 million in 1999. This decrease is primarily due to a reduction in investable asset base due to dividends paid at the end of December 1999.

ACE Global Markets: Net investment income increased by 9 percent to $23 million compared with $21 million for 1999 as a result of the Company's increased participation in the Lloyd's syndicates it manages.

ACE Global Reinsurance: Net investment income was unchanged for the nine months ended September 2000, at $45 million.

ACE USA: Net investment income increased to $252 million in 2000 compared with $109 million in 1999. The investment asset base of ACE USA was higher during the nine months ended September 2000 than during the nine months ended September 1999 due to the ACE INA acquisition. Net investment income for the current year includes both ACE US Holdings and the US operations of ACE INA which was acquired on July 2, 1999. Net investment income for 1999 reflects the net investment income of ACE US Holdings for the entire period and the US operations of ACE INA for the three month period from July 2, 1999.

ACE International: Net investment income of $69 million represents the net investment income of the international operations of ACE INA for the nine months ended September 30, 2000. The 1999 net investment income reflects the three month period from the date of acquisition; July 2, 1999, to September 30, 1999.

ACE Financial Services: Net investment income of $71 million represents the net investment income of ACE Financial Services which was acquired on December 30, 1999; therefore, there is no prior period comparison.

-------------------------------------------------------------------------------
Net Realized Gains (Losses) on Investments         Nine Months Ended
                                                     September 30
                                                   2000                  1999
                                                   ----                  ----
                                                   (in millions of U.S. Dollars)

Fixed maturities and short-term investments      $  (74)         $         (65)
Equity securities                                   100                     36
Financial futures and option contracts              (10)                    17
Other                                                 4                      1
Currency                                             (6)                    (5)
                                                 -----------     ---------------
Net realized gains (losses)                      $   14          $         (16)
                                                 ===========     ===============

--------------------------------------------------------------------------------

Sales proceeds for fixed maturity securities were generally lower than their amortized cost during the nine months ended September 2000. This resulted in net realized losses of $74 million being recognized on fixed maturities and short-term investments during the nine months ended September 2000 compared to net realized losses of $65 million for the nine months ended September 1999.

Sales proceeds for equity securities were generally higher than their cost during the nine months ended September 2000, resulting in net realized gains of $100 million being recognized during the period compared to $36 million for the nine months ended September 1999.

Total net realized losses attributable to the financial futures and option contracts amounted to $10 million during the nine months ended September 30, 2000, compared to gains of $17 million for the nine months ended September 1999. Certain of the Company's external managers of fixed income securities use fixed income futures contracts to manage duration exposure, and losses of $4 million were recognized on these during the nine months ended September 2000. Net realized losses generated by the Company's equity index futures contracts amounted to $6 million during the nine months ended September 2000.

--------------------------------------------------------------------------------
Other Expenses                 Nine Months Ended
                                 September 30
                               2000            1999
                               ----           ----
                          (in millions of U.S. Dollars)

Goodwill                 $    59             $    26
                         ==============      ============

Interest expense        $    167             $    53
                        ===============      ============

--------------------------------------------------------------------------------

The increase in goodwill amortization for the nine months ended September 2000 is primarily the result of the amortization of goodwill with respect to the ACE INA and ACE Financial Services acquisitions. ACE INA was acquired July 2, 1999 and ACE Financial Services was acquired December 30, 1999, therefore, goodwill amortization related to these acquisitions are not included for the full nine months in the comparative amounts.

The increase in interest expense for the nine months ended September 2000 is a result of the additional debt incurred by the Company in connection with the acquisition of ACE INA on July 2, 1999.

CONSOLIDATED FINANCIAL POSITION

Total assets at September 30, 2000 increased to $31.5 billion compared with $30.1 billion at December 31, 1999. The primary reason for the increase was the expansion of the CIS balance sheet items out of a net liability and into their component parts. Approximately $950 million of the total CIS assets of $1.3 billion, were cash and investments.

At September 30, 2000, total investments and cash increased to $13.8 billion, from $12.9 billion at December 31, 1999. This increase is primarily a result of the expansion of the CIS balance sheet as previously noted, as well as the proceeds from the sale of ACE ordinary shares in September 2000. These two items added $950 million and $400 million respectively to total investments and cash. In addition, the change in market value of fixed maturity securities added $78 million to total cash and investments. These items were partly offset as the Company used approximately $100 million of internal funds to repay short-term debt and had negative cash flow from operations of approximately $375 million. The Company's investment portfolio is structured to provide a high level of liquidity to meet insurance related or other obligations and at September 30, 2000 had an average duration of 4.0 years. The consolidated investment portfolio is externally managed by independent professional investment managers and is invested primarily in high quality investment grade marketable fixed income and equity securities, the majority of which trade in active, liquid markets.

The Company maintains loss reserves for the estimated unpaid ultimate liability for losses and loss expenses under the terms of its policies and agreements. The reserve for unpaid losses and loss expenses of $17.4 billion at September 30, 2000 includes $10.1 billion of case and loss expense reserves. While the Company believes that its reserve for unpaid losses and loss expenses at September 30, 2000 is reasonable, future developments may result in ultimate losses and loss expenses significantly greater or less than the reserve provided.

One of the ways the Company manages its loss exposure is through the use of reinsurance. While reinsurance arrangements are designed to limit losses from large exposures and to permit recovery of a portion of direct losses, reinsurance does not relieve the Company of its liability to its insureds. Accordingly, the Company's loss reserves represent total gross losses and reinsurance recoverable represents anticipated recoveries of a portion of those losses as well as amounts recoverable from reinsurers with respect to claims which have already been paid by the Company. The Company's reinsurance recoverables were approximately $8.7 billion and $8.8 billion at September 30, 2000 and December 31, 1999, net of allowances for unrecoverable reinsurance of $715 million and $758 million, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

As a holding company, ACE's assets consist primarily of the stock of its subsidiaries as well as other investments. In addition to investment income, its cash flows currently depend primarily on dividends or other statutorily permissible payments from its Bermuda-based operating subsidiaries (the "Bermuda subsidiaries"). There are currently no legal restrictions on the payment of dividends from retained earnings by the Bermuda subsidiaries as the minimum statutory capital and surplus requirements are satisfied by the share capital and additional paid-in capital of each of the Bermuda subsidiaries. However, the payment of dividends or other statutorily permissible distributions by the Bermuda subsidiaries is subject to the need to maintain shareholder's equity at a level adequate to support the level of insurance and reinsurance operations. During the nine months ended September 30, 2000, ACE Bermuda declared dividends of $81 million. During the year ended December 31, 1999, ACE Bermuda and ACE Tempest Re declared dividends of $726 million and $316 million, respectively.

The payment of any dividends from ACE Global Markets or its subsidiaries would be subject to applicable United Kingdom insurance law including those promulgated by the Society of Lloyd's. No dividends were received from ACE Global Markets during fiscal 1999 or during the first nine months of fiscal 2000 and the Company does not anticipate receiving dividends from ACE Global Markets during the remainder of fiscal 2000. ACE INA has issued debt to provide partial financing for the ACE INA acquisition and for other operating needs. Cash flow requirements to service this debt are expected to be met primarily by upstreaming dividend payments from ACE INA's insurance subsidiaries. During the nine months ended September 30, 2000, ACE INA Holdings received dividends of $94 million from its subsidiaries. Under various U.S. insurance laws to which ACE INA's U.S. insurance subsidiaries are subject, ACE INA's U.S. insurance subsidiaries may pay a dividend only from earned surplus subject to the maintenance of a minimum capital requirement, without prior regulatory approval. ACE INA's international subsidiaries are also subject to various insurance laws and are also subject to regulations in the countries in which they operate. These regulations include restrictions that limit the amount of dividends that can be paid without prior approval of the insurance regulatory authorities. No dividends have been received by ACE Limited from ACE INA during the nine months ended September 30, 2000.

ACE Financial Services US insurance subsidiaries are also subject to various US insurance laws under which subsidiaries may pay a dividend only from earned surplus subject to the maintenance of a minimum capital requirement, without prior regulatory approval. No dividends have been received from ACE Financial Services during the nine months ended September 30, 2000.

The Company's consolidated sources of funds consist primarily of net premiums written, investment income, and proceeds from sales and maturities of investments. Funds are used primarily to pay claims, operating expenses and dividends and for the purchase of investments.

The Company's insurance and reinsurance operations provide liquidity in that premiums are normally received substantially in advance of the time claims are paid. The Company's consolidated net cash flow from operating activities was $(375) million for the nine months ended September 30, 2000, compared with $(285) million for the nine months ended September 30, 1999. Cash flows are affected by claim payments, which due to the nature of the Company's operations, may comprise large loss payments on a limited number of claims and therefore can fluctuate significantly from year to year. The irregular timing of these loss payments, for which the source of cash can be from operations, available net credit facilities or routine sales of investments, can create significant variations in cash flows from operations between periods. The Company's cash flows from operations are currently impacted by a large book of reserves from business in run-off.

Although the Company's ongoing operations continue to generate positive cash flows from operations, the run-off operations generate negative cash flows. The run-off book of business continues to require cash to meet its liabililities and cash flows are very dependent on the timing of claim settlements. Loss and loss expense payments amounted to $2.8 billion and $1.5 billion for the nine months ended September 30, 2000 and 1999, respectively. The substantial increase in loss and loss expense payments is a result of the inclusion of paid losses from ACE INA. For the year ended December 31, 1999 and fiscal years ended September 30, 1998 and 1997, net losses and loss expense payments amounted to $2.4 billion, $584 million and $422 million respectively.

On July 2, 1999, the Company completed the ACE INA acquisition for $3.45 billion in cash. The Company partially financed the transaction with commercial paper issuance with an annualized cost in the range of 6.5 to
7.0 percent. The commercial paper offerings are backed by line of credit facilities, which were originally arranged in connection with the ACE INA acquisition. Since the acquisition, the commercial paper outstanding has been paid down to the current level of $352 million as a result of various public and private market senior debt, trust preferred, capital securities and hybrid equity issuances. These capital market instruments are more fully described within the table under Note 8 in the Notes to Interim Consolidated Financial Statements. The capital market issuance activities related to the acquisition are now complete.

On December 30, 1999, the Company completed the acquisition of ACE Financial Services for aggregate consideration of $110 million in cash and approximately 20.8 million ACE ordinary shares. The cash used to finance the acquisition was generated from internal sources.

On September 12, 2000, the Company completed the sale of 12,250,000 ACE Ordinary Shares for net proceeds of approximately $400 million. The proceeds of the offering, which have been placed in a custodial account and are being invested primarily in investment-grade marketable securities, are being used to support the Company's guarantee of the $412 million principal amount of Auction Rate Reset Subordinated Notes Series A issued by ACE INA to the ACE RHINOS Trust. The notes issued by ACE INA and the preferred shares issued by the RHINOS Trust mature in September 2002 and are redeemable at any time at ACE INA's option. Effective October 27, 2000, the interest rate on the notes and the distribution rate on the preferred securities was reduced to LIBOR plus 87.5 basis points.

On January 14, 2000 and April 14, 2000 the Company paid quarterly dividends of 11 cents per share to shareholders of record on December 31, 1999 and March 31, 2000 respectively. On July 14, 2000 and October 13, 2000, the Company paid quarterly dividends of 13 cents per share to shareholders of record on June 30, 2000 and September 30, 2000, respectively. The declaration and payment of future dividends is at the discretion of the Board of Directors and will be dependent upon the profits and financial requirements of the Company and other factors, including legal restrictions on the payment of dividends and such other factors as the Board of Directors deems relevant.

Fully diluted book value per share was $22.41 at September 30, 2000, compared with $20.28 at December 31, 1999.

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

Each of the above facilities may be used as commercial paper back-up facilities.

ACE Tempest Re also maintains an uncollateralized, syndicated revolving credit facility in the amount of $72.5 million, which is guaranteed by the Company. At September 30, 2000, no amounts have been drawn down under this facility.

As of September 30, 2000 ACE Financial Services was party to a credit facility with a syndicate of banks pursuant to which the syndicate provides up to $120 million specifically designed to provide rating agency qualified capital to further support ACE Financial Services claims-paying resources. The facility expires in January 2006. ACE Financial Services has not borrowed under this credit facility.

In August 1996, ACE Financial Services entered into a credit agreement for the provision of a $25 million loan, which was available for general corporate purposes. As of September 30, 2000, this facility had been cancelled and replaced with a $25 million loan under the group's 5-year syndicated credit facility as described above.

In November 1998, the Company arranged a syndicated, five-year LOC facility in the amount of (pound)270 million (approximately $392 million) to fulfill the requirements of Lloyd's for the 1999 year of account. This LOC facility requires that the Company and/or certain of its subsidiaries continue to maintain certain covenants, including a minimum consolidated tangible net worth covenant and a maximum leverage covenant. The facility was renewed in November 1999 at an increased amount of (pound)290 million (approximately $421 million) to fulfill the requirements of Lloyd's for the 2000 year of account. The Company is currently renewing this facility at an increased amount to fulfill the requirements of Lloyd's for the 2001 year of account. The facility is currently uncollateralized, but the Company has an obligation to provide collateral if the financial strength rating from S&P for the subsidiary guaranteeing this facility falls to BBB+ or below. ACE Financial Services also maintains a (pound)48 million (approximately $70 million) unsecured letter of credit facility with a bank to fulfill a subsidiary's requirements at Lloyd's.

In September 2000, the Company along with ACE Bermuda and ACE Tempest Re as Account Parties and Guarantors renewed for one year a syndicated, one-year LOC facility in the amount of $430 million for general business purposes, including the issuance of (re)insurance letters of credit. This facility was originally arranged in September 1999. This LOC facility requires that the Company and/or certain of its subsidiaries continue to maintain certain covenants, including a minimum consolidated tangible net worth covenant and a maximum leverage covenant.

                                ACE LIMITED

                        PART II - OTHER INFORMATION
                        ---------------------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

1.          Exhibits.

10.1 Underwriting Agreement between ACE Limited and Banc of America Securities LLC with related terms agreements dated September 6, 2000

10.2 Third Amendment to Reimbursement Agreement amends the Reimbursement Agreement, dated as of September 8, 1999, and amended as of November 30, 1999 and as of March 15, 2000, among ACE Limited, ACE Bermuda Insurance Ltd. , Tempest Reinsurance Company Limited, Deutsche Bank AG, New York and/or Cayman Islands Branches and Fleet National Bank, as Documentation Agents, and Mellon Bank, N.A dated September 1, 2000.

10.3 Fourth Amendment to Reimbursement Agreement which amends the Reimbursement Agreement, dated as of September 8, 1999, and amended as of November 30, 1999, as of March 15, 2000 and as of September 1, 2000, among ACE Limited, ACE Bermuda Insurance Ltd. ACE Tempest Reinsurance Ltd., formerly Tempest Reinsurance Company Limited, Deutsche Bank AG, New York and/or Cayman Islands Branches and Fleet National
            Bank, as Documentation Agents, and Mellon Bank, N.A., as Issuing Bank and Administrative Agent dated as of October 5, 2000.

10.4 The first amendment which amends the Amended and Restated Five Year Credit Agreement dated as of May 8, 2000 among ACE Limited, ACE Bermuda Insurance Ltd. ACE Tempest Reinsurance Ltd., formerly known as Tempest Reinsurance Company Limited, ACE INA Holdings Inc. and ACE Financial Services, Inc., various financial institutions, and Morgan Guaranty Trust Company of New York, as administrative agent dated as of October 23, 2000

10.5 The first amendment which amends the Amended and Restated 364-Day Credit Agreement dated as of May 8, 2000 among ACE Limited, a Cayman Islands, ACE Bermuda Insurance Ltd., ACE Tempest Reinsurance Ltd., formerly known as Tempest Reinsurance Company Limited, ACE INA Holdings Inc. and ACE Guaranty Re Inc., various financial institutions and Morgan Guaranty
            Trust Company of New York ("MGT"), as administrative agent dated as of October 23, 2000


27.         Financial Data Schedule

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                   ACE LIMITED
                                    -----------------------------------------





November 14, 2000                         /s/    Brian Duperreault
                                    -------------------------------------------
                                                 Brian Duperreault
                                                 Chairman and Chief
                                                 Executive Officer





November 14, 2000                         /s/   Robert Blee
                                   --------------------------------------------
                                                Robert A. Blee
                                                Chief Accounting Officer

                               EXHIBIT INDEX
                               -------------

Exhibit                                                                Numbered
Number      Description                                                 Page
------      -----------                                                 ----

10.1 Underwriting Agreement between ACE Limited and Banc of America Securities LLC with related terms agreements dated September 6, 2000

10.2 Third Amendment to Reimbursement Agreement amends the Reimbursement Agreement, dated as of September 8, 1999, and amended as of November 30, 1999 and as of March 15, 2000, among ACE Limited, ACE Bermuda Insurance Ltd. , Tempest Reinsurance Company Limited, Deutsche Bank AG, New York and/or Cayman Islands Branches and Fleet National Bank, as Documentation Agents, and Mellon Bank, N.A dated September 1, 2000.

10.3 Fourth Amendment to Reimbursement Agreement which amends the Reimbursement Agreement, dated as of September 8, 1999, and amended as of November 30, 1999, as of March 15, 2000 and as of September 1, 2000, among ACE Limited, ACE Bermuda Insurance Ltd. ACE Tempest Reinsurance Ltd., formerly Tempest Reinsurance Company Limited, Deutsche Bank AG, New York and/or Cayman Islands Branches and Fleet National
            Bank, as Documentation Agents, and Mellon Bank, N.A., as Issuing Bank and Administrative Agent dated as of October 5, 2000.

10.4 The first amendment which amends the Amended and Restated Five Year Credit Agreement dated as of May 8, 2000 among ACE Limited, ACE Bermuda Insurance Ltd. ACE Tempest Reinsurance Ltd., formerly known as Tempest Reinsurance Company Limited, ACE INA Holdings Inc. and ACE Financial Services, Inc., various financial institutions, and Morgan Guaranty Trust Company of New York, as administrative agent dated as of October 23, 2000

10.5 The first amendment which amends the Amended and Restated 364-Day Credit Agreement dated as of May 8, 2000 among ACE Limited, a Cayman Islands, ACE Bermuda Insurance Ltd., ACE Tempest Reinsurance Ltd., formerly known as Tempest Reinsurance Company Limited, ACE INA Holdings Inc. and ACE Guaranty Re Inc., various financial institutions and Morgan Guaranty
            Trust Company of New York ("MGT"), as administrative agent dated as of October 23, 2000


27.         Financial Data Schedule