Form 10-K
period 2000-12-31
ACE LTD
filed 2001-03-29
CIK 896159

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934

                  For the fiscal year ended December 31, 2000

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
   Ordinary Shares, par value $0.041666667 per share     New York Stock Exchange
   ACE Capital Trust I 8.875 percent Trust Originated
   Preferred Securities mature 2029                      New York Stock Exchange
   Capital Re LLC 7.65 percent Trust Preferred
   Securities of Subsidiary Trust (and registrant's
   guaranty with respect thereto) mature 2044            New York Stock Exchange
   ACE Limited 8.25 percent FELINE PRIDES mature 2003    New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                      None

                                ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   As of March 15, 2001, there were 232,513,623 Ordinary Shares par value $0.041666667 of the Registrant outstanding and the aggregate market value of voting stock held by non-affiliates at such date was approximately
$8.5 billion. For the purposes of this computation, shares held by directors (and shares held by any entities in which they serve as officers) and officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Certain portions of registrant's definitive proxy statement relating to its Annual General Meeting of Shareholders scheduled to be held on May 11, 2001, are incorporated by reference into Part III of this report and certain portions of the 2000 Annual Report to Shareholders are incorporated by reference into Parts II and IV of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  ACE LIMITED

                                 INDEX TO 10-K

                                                                          Page
                                                                          ----

                                     PART I

 Item 1.  Business......................................................    1

 Item 2.  Properties....................................................   22

 Item 3.  Legal Proceedings.............................................   23

 Item 4.  Submission of Matters to a Vote of Security Holders...........   23

                                    PART II

 Item 5.  Market for the Registrant's Ordinary Shares and Related
          Stockholder Matters...........................................   27

 Item 6.  Selected Financial Data.......................................   27

 Item 7.  Management's Discussion and Analysis of Results of Operations
          and Financial Condition.......................................   28

 Item 7A  Quantitative and Qualitative Disclosures about Market Risk....   28

 Item 8.  Financial Statements and Supplementary Data...................   28

 Item 9.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure......................................   28

                                    PART III

 Item 10. Directors and Executive Officers of the Registrant............   29

 Item 11. Executive Compensation........................................   29

 Item 12. Security Ownership of Certain Beneficial Owners and
          Management....................................................   29

 Item 13. Certain Relationships and Related Transactions................   29

                                    PART IV

 Item 14. Exhibits, Financial Statements, Schedules and Reports on Form
          8-K...........................................................   30

                                     PART I

Item 1. Business

Safe Harbor Disclosure

   The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Any written or oral statements made by or on behalf of the Company may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors (which are described in more detail elsewhere herein and in documents filed by the Company with the Securities and Exchange Commission) include, but are not limited to, (i) uncertainties relating to government and regulatory policies (such as subjecting the Company to new insurance regulation or taxation in additional jurisdictions or amending or revoking or enacting any laws, regulations or treaties affecting the Company's current operations), (ii) the occurrence of catastrophic events or other insured or reinsured events with a frequency or severity exceeding the Company's estimates, (iii) legal, regulatory, and legislative developments, (iv) the uncertainties of the loss reserving process including the difficulties associated with assessing environmental and latent injuries, (v) the actual amount of new and renewal business and market acceptance of the Company's products, (vi) loss of the services of any of the Company's executive officers, (vii) changing rates of inflation and other economic conditions, (viii) losses due to foreign currency exchange rate fluctuations, (ix) the ability to collect reinsurance recoverables, (x) the competitive environment in which the Company operates, related trends and associated pricing pressures, market perception, and developments, (xi) the impact of mergers and acquisitions and new initiatives, including the ability to successfully integrate acquired, new or expanded businesses and achieve cost savings, reduce volatility of earnings, competing demands for ACE's capital and the risk of undisclosed liabilities, (xii) developments in global financial markets, including interest rate changes which could affect the Company's investment portfolio and financing plans, (xiii) risks associated with the introduction of new products and services, (xiv) the ability of technology to perform as anticipated, and (xv) the amount of dividends received from subsidiaries. The words "believe", "anticipate", "estimate", "project", "plan", "expect", "intend", "hope", "will likely result" or "will continue" and variations thereof and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

General

   ACE Limited ("ACE") is a holding company incorporated with limited liability under the Cayman Islands Companies Law. ACE maintains its business office in Bermuda. ACE, through its various subsidiaries, provides a broad range of insurance and reinsurance products to insureds in the United States and almost 50 other countries. In addition, ACE, through ACE Global Markets, provides funds at Lloyd's, primarily in the form of letters of credit, to support underwriting capacity for Lloyd's syndicates managed by Lloyd's managing agencies which are wholly owned subsidiaries of ACE. At December 31, 2000, the Company had total assets of $31.7 billion and shareholders' equity of $5.4 billion. The Company derives its revenue principally from premiums, fees and investment income. ACE operates through six business segments: ACE Bermuda, ACE Global Markets, ACE Global Reinsurance, ACE USA, ACE International and ACE Financial Services. Unless the context otherwise indicates, the term "Company" refers to one or more of ACE and its consolidated subsidiaries.

   The Company's long-term business strategy focuses on achieving underwriting profits and providing value to its clients and shareholders through the utilization of its substantial capital base within the insurance and reinsurance markets. As part of this strategy, the Company has continued to review and expand, where appropriate, its product portfolio. In addition, the Company has made a number of strategic acquisitions and entered into strategic alliances to diversify its product lines, both geographically and by product type.

Acquisitions

   The Company acquired Corporate Officers & Directors Assurance ("CODA") in 1993 which provides professional lines insurance.

   The Company continued its strategic diversification with the acquisition in March 1996 of Methuen Group Limited ("Methuen"), and in July 1996 of Tempest Reinsurance Company Limited ("ACE Tempest Re"), a leading Bermuda-based property catastrophe reinsurer. Also in November 1996, the Company acquired Ockham Worldwide Holdings plc which was renamed ACE London Holdings Limited. Both Methuen and ACE London were holding companies that owned Lloyd's managing agencies.

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

   In January 1995, the Company formed ACE European Markets Reinsurance Limited ("AEMRL"). In September 1997, AEMRL formed ACE European Markets Insurance Limited ("AEMIL"). Both companies operate in the International Financial Services Centre in Dublin, Ireland. Additionally, AEMIL has an insurance license to write all 18 classes of non-life insurance in all member states of the European Union. Both companies provide flexibility mainly to European corporations that wish to access the Company's products using different structures.

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

   On April 1, 1998, the Company acquired CAT Limited ("CAT"), a privately held, Bermuda-based property catastrophe reinsurer. This acquisition increased the Company's already significant participation in the international property catastrophe reinsurance market. On January 1, 1999 CAT was merged into ACE Tempest Re.

   On July 9, 1998, the Company acquired Tarquin Limited ("Tarquin"), a UK-based holding company which owned Lloyd's managing agency Charman Underwriting Agencies Ltd. ("CUAL") and Tarquin Underwriting Limited, its corporate capital provider. CUAL managed syndicates 488 and 2488.

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

   On December 30, 1999, the Company acquired Capital Re Corporation. Following the acquisition, Capital Re Corporation was renamed ACE Financial Services. This transaction added significant depth and expertise to ACE's financial reinsurance capabilities and represents a strategic complement to the Company's diversified portfolio by fully establishing ACE as a key financial guaranty reinsurer.

Information About Segments

   Presentation: The business segments presented in this document have been determined under the Statement of Financial Accounting Standard No 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131") which was adopted by the Company as of December 31, 1999. FAS 131 established new standards for defining how operating segments are determined. Prior period information has been restated based on the new requirements.

   Competition: Competitive forces in the international property and casualty insurance and reinsurance business are substantial. Results are a function of underwriting and investment performance, direct costs associated with the delivery of insurance products, including the costs of regulation, the frequency and severity of both natural and man-made disasters, as well as inflation (actual, social and judicial), which impact loss costs. Decisions made by insurers concerning their mix of business (offering certain types of coverage but declining to write other types), their methods of operations and the quality and allocation of their assets (including any reinsurance recoverable balances) will all affect their competitive position. The relative size and reputation of insurers may influence purchasing decisions of present and prospective customers and will contribute to both geographic and industrial sector market penetration. Oversupply of available capital has historically had the effect of encouraging competition and depressing prices. The Company's competitive position in the property and casualty insurance industry is influenced by all of these factors. Individual competitive information by segment is presented in the segment presentations.

   Segment Analysis of Gross Premiums Written: The following table sets forth an analysis of gross premiums written by segment for the years ended December 31, 2000 and 1999, and for the year ended September 30, 1998:

                           Year ended             Year ended             Year ended
                          December 31,           December 31,          September 30,
                              2000                   1999                   1998
                         Gross Premiums         Gross Premiums         Gross Premiums
                            Written     Percent    Written     Percent    Written     Percent
                         -------------- ------- -------------- ------- -------------- -------
                                            (in millions of U.S. dollars)
ACE Bermuda.............     $  598         8%      $  553        14%      $  520        42%
ACE Global Markets(1)...      1,064        14%         635        16%         438        35%
ACE Global
 Reinsurance(2).........        191         2%         182         5%         124        10%
ACE USA(3)..............      3,380        45%       1,567        41%         160        13%
ACE International(4)....      2,027        27%         932        24%         --        --
ACE Financial
 Services(5)............        327         4%         --        --           --        --
                             ------       ---       ------       ---       ------       ---
                             $7,587       100%      $3,869       100%      $1,242       100%
                             ======       ===       ======       ===       ======       ===

--------
(1) On July 9, 1998, the Company completed the acquisition of Tarquin. As the transaction was accounted for on a pooling-of-interests basis, all amounts included for ACE Global Markets for 1998 were restated to reflect the gross premiums written for Tarquin.
(2) CAT was acquired on April 1, 1998, and thus gross premiums written for ACE Tempest Re in fiscal 1998 include gross premiums written for CAT for the six month period since acquisition.
(3) ACE US Holdings was acquired on January 2, 1998, and thus gross premiums written for ACE USA in fiscal 1998 only relate to the nine month period since acquisition. Gross premiums written for fiscal 1999 include premiums from ACE US Holdings and six months of premium from the domestic operations of ACE INA acquired on July 2, 1999.
(4) ACE International's gross premiums written for 1999 reflect premiums from July 2, 1999, the date of acquisition.
(5) As ACE Financial Services was acquired on December 30, 1999, no statement of operations information for ACE Financial Services is reflected in the ACE results for the year ended December 31, 1999.

   Analysis of Gross Premiums Written by Geographic Region: The following table sets forth an analysis of gross premiums written by geographic region for the years ended December 31, 2000 and 1999, and for the year ended September 30, 1998:

                          North         Australia &  Asia    Latin
                         America Europe New Zealand Pacific America Other Total
                         ------- ------ ----------- ------- ------- ----- -----
   2000.................    60%    18%        2%        9%      4%     7%  100%
   1999.................    59%    18%        4%        9%      3%     7%  100%
   1998.................    79%     9%        5%        4%     --      3%  100%

ACE Bermuda

 Principal Business

   ACE Bermuda provides property and casualty insurance and reinsurance coverage across a broad range of business including: excess liability, professional lines, financial lines, satellite, excess property and political risk. The nature of coverage provided by these lines is generally expected to result in low frequency but high severity of individual losses. The reinsurance market is an integral part of the risk management strategy of ACE Bermuda and coverage has been secured on most major lines of business.

   ACE Bermuda, the first insurance company in the ACE Group, was formed to focus on excess liability and directors and officers insurance. As these insurance markets became more competitive in the early 1990's, ACE Bermuda diversified its product offering to include financial lines, satellite, excess property and aviation while reducing its exposure to the excess liability and director and officers markets.

   Since its inception in 1995, the financial lines division has continued to increase in significance and at December 31, 2000 accounted for almost 50 percent of ACE Bermuda's gross premiums written. Now known as ACE Financial Solutions International, Ltd. ("ACE FSI"), this group provides a variety of non-traditional insurance and finance-related solutions that conventional insurance does not address. These solutions are individually tailored to meet the needs of the insured and have the following common characteristics: multi-year contract terms; broad coverage that includes stable capacity and pricing for the insured; insured participation in the results of their own loss experience; and aggregate limits.

   ACE Bermuda enters into loss portfolio transfer contracts from time to time. These contracts, which meet the established criteria for reinsurance accounting, are recorded in the statement of operations when written and generally result in large one-time written and earned premiums with comparable incurred losses.

   As the ACE Group evolves, the Company continues to evaluate its business operations to ensure it operates in the most efficient and effective way. As a result, in August 2000, ACE Bermuda ceased underwriting aviation business in Bermuda. Aviation renewals are now being written by ACE Global Markets, a recognized leader in the worldwide aviation insurance market. In addition, during 2000, ACE Bermuda transferred certain satellite business to ACE USA.

   Sovereign Risk Insurance Ltd., ACE Bermuda's joint venture in the political risk arena, provides insurance to financial institutions and major corporations, and reinsurance to multilateral development banks and national export agencies.

 Marketing and Underwriting

   ACE Bermuda emphasizes quality of underwriting rather than volume of business to obtain a suitable spread of risk. This enables the company to operate with a relatively small number of employees and, together with the reduced costs of operating in favorable regulatory and tax environments, results in a significantly lower administrative expense ratio relative to other companies in the industry.

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

   ACE Bermuda receives business from approximately 43 non-U.S. brokers of which 2 produced approximately 59 percent of the company's business in 2000. The following table sets forth the percentage of the company's insurance business placed through each broker and its affiliates placing more than 10 percent of the company's business.

                                                    Years Ended     Year Ended
                                                   December 31,    September 30,
                                                   --------------  -------------
   Name                                             2000    1999       1998
   ----                                            ------  ------  -------------
   Marsh and McLennan Companies, Inc.(1)..........    26%     22%       39%
   Aon Corporation................................    33%     23%       19%

--------
(1) In 1999, Marsh and McLennan Companies, Inc. acquired Sedgwick. The percentages shown in the table reflect the business placed by the combined entities and their affiliates.

 Competition

   ACE Bermuda operates in a highly competitive worldwide market and competes with most major U.S. and non-U.S. insurers, which may differ across product lines. ACE Bermuda's key marketing advantage is its experienced underwriting staff, its strong capital base, and its ability to market a number of insurance products to its existing and potential client base. The ability to be flexible in providing contracts, which extend coverages for periods in excess of one year, also enhances its ability to compete in worldwide insurance markets.

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

   With the exception of certain aviation coverages bound before August 1, 2000, ACE Bermuda does not undertake to defend its insureds. It has, in certain instances, provided advice to insureds with respect to the management of claims. ACE Bermuda believes that its experience in resolving large claims and its proactive approach to claims management has contributed to the favorable resolution of several cases. Because ACE Bermuda does not do business in the U.S., it must often rely on U.S. counsel to assist it in evaluating liability and damages confronting its insureds in the U.S. ACE Bermuda believes that the procedures it follows have not materially or adversely affected its ability to identify, review or settle claims.

ACE Global Markets

 Principal Business

   ACE Global Markets primarily encompasses the Company's operation in the Lloyd's market, including for segment purposes, the Lloyd's operations owned by ACE Financial Services. ACE Global Markets provides funds at Lloyd's to support underwriting by the ACE managed Lloyd's syndicates. For the 2000 year of account, the Company's participation in the underwriting capacity of the ACE managed syndicates was approximately $765 million out of the total $915 million of capacity. Following the mergers of the ACE managed syndicates for the 2000 year of account, these syndicates comprised Syndicate 2488, the largest syndicate in Lloyd's, and Syndicate 1171, a life syndicate acquired as part of the ACE Financial Services acquisition. Syndicate 1171 ceased underwriting as of December 31, 2000.

   As the market continued to consolidate in 2000, the Company believed that the timing was right to expand its business and increased the capacity of syndicate 2488 by 20 percent to $1 billion for 2001. In addition, for the 2001 year of account ACE will provide approximately 90 percent, or $979 million, of the capacity of syndicate 2488 compared to 84 percent in 2000.

   Syndicate 2488, provides property and casualty insurance and reinsurance as well as accident & health coverage on a worldwide basis through the Lloyd's worldwide licenses. The property and casualty business includes: liability, marine, property, casualty, inward reinsurance, aviation and specialty.

   The 2488 syndicate is a lead underwriter on a high proportion of the business it transacts in the Lloyd's market. A lead underwriter is involved in setting the terms and conditions of the policies written. ACE Global Markets is an established lead underwriter in the aviation, marine and specialty product lines.

   All syndicates at Lloyd's are managed by managing agencies that receive fees and profit commissions in respect of the underwriting and administrative services they provide to the syndicates. The Company currently owns five managing agencies. As the Company's participation in the syndicates under management has grown, the amount of third party fees and profit commissions received by the Company's managing agencies has decreased substantially.

 Marketing and Underwriting

   ACE Global Markets differentiates itself in the Lloyd's market by developing and maintaining close, long term relationships with clients. The ability of ACE Global Markets to obtain an Aa2 rate from Moody's has also had a positive impact on the Company's ability to attract new business.

   Ordinarily Lloyd's syndicates access business through Lloyd's brokers. For certain lines of business, however, it is possible to utilize a service company to access and service business from both Lloyd's and non-Lloyd's brokers. During 2000, Lloyd's began widening the access to the Lloyd's market to accredited insurance intermediaries of all types. The Company's syndicate already accesses business from non-Lloyd's brokers through its service company, ACE Underwriting Services Limited ("AUS"). For 2001, the Company plans for AUS to develop similar underwriting initiatives worldwide. In conjunction with this investment, ACE Global Markets is developing an internet platform to complement AUS's developing distribution channels.

 Competition

   Not withstanding the improvement in market conditions seen in 2000, there remains significant competition in all lines of business written by the syndicates. Depending on the line of business, competition comes from the London market, other Lloyd's syndicates and ILU Companies (Institute of London Underwriters), and major international insurers and reinsurers. On international risks, competition also comes from the domestic insurers in the country of origin of the insured.

 Claims Administration

   With respect to claims arising in Lloyd's syndicates, a claims database is maintained into which all notices of loss are entered. The Lloyd's Claims Office ("LCO"), through a daily electronic data interchange message, notifies the syndicate of claims activity. When a syndicate is a "leading" syndicate on a Lloyd's policy, it acts through its underwriters and claims adjusters, on its own behalf and in conjunction with the LCO, in dealing with the broker and/or insured for any particular claim. This may involve the appointment of attorneys and/or loss adjusters. The LCO advises all syndicates participating on the risk as to movements in case reserves.

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

ACE Global Reinsurance

 Principal Business

   The principal business of the ACE Global Reinsurance segment is the operations of ACE Tempest Re, which primarily includes property catastrophe reinsurance provided worldwide to insurers of commercial and personal property. Property catastrophe reinsurance protects a ceding company against an accumulation of losses covered by the insurance policies it has issued arising from a common event or "occurrence." ACE Tempest Re underwrites reinsurance principally on an excess of loss basis. Other property reinsurance written by ACE Tempest Re on a limited basis for select clients, includes proportional property and per risk excess of loss treaty reinsurance.

   In early 2000, ACE Tempest Re initiated plans to expand its operations to become a multiline global reinsurer. This expansion is expected to reduce volatility and enable ACE Tempest Re to diversify its business and offer a broad range of products to satisfy client demand. An expanded product offering is considered vital to capturing an increasing share of the future reinsurance market. In April 2000, ACE Tempest Re U.S.A. Inc. ("ACE Tempest U.S.") was established in the U.S. ACE Tempest U.S. is wholly owned by ACE INA and acts as an underwriting agency on behalf of two of the U.S. companies in the ACE Group. Its initial focus has been on writing property per risk and casualty reinsurance. In October 2000, ACE Tempest Life Reinsurance Ltd. ("ATLR") was incorporated in Bermuda. ATLR has a license to write life reinsurance and will focus on non-traditional solutions for life and annuity reinsurance.

   ACE Tempest Re is currently seeking regulatory authorization to underwrite property and casualty reinsurance through a London branch of ACE Tempest Re. The London branch plans to focus on expansion into Europe and Asia Pacific.

 Marketing and Underwriting

   ACE Tempest Re markets its reinsurance products worldwide through reinsurance brokers. The underwriting teams build relationships with key brokers and clients by explaining their approach and demonstrating responsiveness to customer needs.

   ACE Tempest Re will leverage the strengths of its client relationships, underwriting expertise, rational pricing and capital base in developing its new lines of business which it expects to add in accordance with its strategy to offer risk protection across all lines of reinsurance.

   ACE Tempest Re receives business from approximately 26 brokers. The following table sets forth the percentage of ACE Tempest Re's business written through each broker and its affiliates that placed more than 10 percent of ACE Tempest Re's business:

                                       Year Ended   Year Ended   Year Ended
                                      December 31, December 31, September 30,
                                          2000         1999         1998
                                      ------------ ------------ -------------
   Marsh and McLennan Companies,
    Inc.(1)..........................     38%          37%           47%
   E.W. Blanch.......................     19%          15%           16%
   Aon Corporation...................      8%          11%            8%

--------
(1) In 1999, Marsh and McLennan Companies Inc., acquired Sedgwick. The percentages shown in the table reflect the business placed by the combined entities and their affiliates.

   Rates, limits, retention and other reinsurance terms and conditions are generally established in a worldwide competitive market that evaluates exposure and balances demand for property catastrophe coverage against the available supply. ACE Tempest Re believes it is perceived by the market as being a "lead" reinsurer and is typically involved in the negotiation and quotation of the terms and conditions of the majority of the contracts in which it participates.

   Because ACE Tempest Re underwrites property catastrophe reinsurance and has large aggregate exposures to natural and man-made disasters, ACE Tempest Re's claims experience generally will involve infrequent events of considerable severity. ACE Tempest Re seeks to diversify its property catastrophe reinsurance portfolio to moderate the impact of this severity. The principal means of diversification are by geographic coverage and by varying attachment points and imposing coverage limits per program. ACE Tempest Re also establishes zonal accumulation limits to avoid concentrations of risk within particular geographic areas.

   ACE Tempest Re applies an underwriting process for property catastrophe risks based on models that use exposure data submitted by prospective reinsureds in accordance with requirements set by ACE Tempest Re's underwriters. The client data is then analyzed using a selection from several available catastrophe analysis tools, including externally developed event based models licensed from leading vendors as well as proprietary models developed in house.

   The output from the catastrophe analysis tools is also used for portfolio risk management, enabling ACE Tempest Re to extensively simulate possible combinations of events affecting the portfolio. This analysis also supports the decision making with regard to purchasing retrocessional coverages.

 Competition

   ACE Tempest Re competes worldwide with major U.S. and non-U.S. reinsurers as well as reinsurance departments of numerous multi-line insurance organizations. The Company also competes with other Bermuda based property catastrophe reinsurers. ACE Global Reinsurance competes effectively because of the strong capital position of the ACE Group; the quality of service provided to customers; the leading role it plays in setting the terms, pricing and conditions in negotiating contracts; and its customized approach to risk selection.

 Claims Administration

   Claims arising under contracts written by ACE Tempest Re are maintained in a claims database into which all notices of loss are entered. Those claims are then reviewed and case reserves are established for ACE Tempest Re's portion of the loss. Case reserves are adjusted based on receipt of further notifications from brokers.

   Claims handling activities for the new lines of business will be managed by the division where the contract is written. Loss notices are received directly from brokers.

ACE USA

 Principal Business

   The principal business of ACE USA is the combined business of ACE US Holdings, which was acquired by the Company January 2, 1998, and the domestic operations of ACE INA acquired on July 2, 1999. The operations of ACE USA include ongoing domestic operations as well as the run-off operations of Brandywine Holdings, Inc. ("Brandywine"), which does not write new policies. The ongoing operations provide specialty property and casualty products and services and are comprised of the following operating divisions: aerospace, diversified products, financial products, marine, professional risk services, property, special risk, U.S. international, warranty, westchester specialty and "other" operations. The "other" operations include all remaining insurance operations of ACE US Holdings and selected insurance related operations including the run-off of Commercial Insurance Services ("CIS"), residual market worker's compensation business, pools and syndicates not attributable to a single business unit and the runoff of open market facilities business. Insurance related operations include those of ESIS Inc. ("ESIS"), the Company's in-house third party claims administrator and Recovery Services International ("RSI"), which sells salvage, subrogation, and premium collection services.

   Following the acquisition of the domestic operations of ACE USA on July 2, 1999, the Company made substantial structural and operational changes to enhance profitability and operating controls in the segment. These changes included restructuring the operating divisions from three large groups to the business divisions discussed above. These operational changes were made to enhance the Company's ability to better focus on profitable underwriting and market its products. ACE USA also closed 63 offices throughout the US, outsourced the IT function, and reduced staff by approximately 2,000 people. These cost reduction efforts had a positive impact on both the expense ratio and the loss ratio, due to a reduction in unallocated loss adjustment expenses.

   As part of the restructuring of the operating divisions, ACE USA critically evaluated all lines of business and has exited contracts and lines of business that did not have a long-term strategic fit. During the year ended December 31, 2000, this amounted to a reduction of gross premiums written of $158 million. This focus on profitable business together with the cost reduction efforts enabled ACE USA to operate at a combined ratio under 100 percent.

   In addition to the exited business discussed above, ACE USA sold the renewal rights for all of its CIS business in 1999 and planned to sell the assets and liabilities pertaining to the historical book of business as well as the in-force book of business which it still owned. As of December 31, 2000, the remaining business of CIS continues to run-off and has not been sold.

   The Brandywine run-off operation, was created in 1995 by the restructuring of ACE INA's domestic operations into two separate operations, ongoing and run-off. Brandywine contains substantially all of ACE INA's asbestos and environmental exposures as well as various run-off insurance and reinsurance businesses. The run-off operations do not actively sell insurance products, but are responsible for the management of run-off policies and related claims including those for asbestos-related and environmental pollution exposures. Certain competitors and policyholders of CIGNA have challenged the regulatory approvals resulting in the creation of Brandywine. In July 1999, the Pennsylvania Supreme Court upheld the action of the Pennsylvania Insurance Commissioner in granting such approvals. In May 2000, the Superior Court of the State of California found that there was no legal basis for a lawsuit with regard to the aforementioned restructuring. The California trial court decision has been appealed. That appeal has been briefed and is awaiting a hearing.

 Marketing and Underwriting

   ACE USA plans to seek out and capitalize on emerging market opportunities and primarily distributes its insurance products through a limited group of brokers and wholesale brokers with whom long-term relationships have been forged. ACE USA's management believes the match between its expertise and that of its brokers is one of the key reasons brokers place business with it.
Certain products are also distributed through alternative distribution channels such as general agents, independent agents and direct marketing operations. Additionally, e-commerce distribution opportunities are in the process of development. ACE USA seeks out and capitalizes on emerging market opportunities.

   The following table sets forth the percentage of ACE USA's business written through brokers placing more than 10 percent of ACE USA's business:

                                                        Year ended   Year ended
                                                       December 31, December 31,
   Name                                                    2000         1999
   ----                                                ------------ ------------
   Rain & Hail Insurance Services(1)..................      11%          14%

--------
(1) Rain & Hail Insurance Services is a managing agency that specializes in crop insurance, most of which is federally reinsured.

   Operating in a market in which capacity and price adequacy for its products can change dramatically, ACE USA's underwriting strategy is to employ consistent, disciplined pricing and risk selection in order to maintain an attractive book of business. Management's priority is to ensure that criteria for risk selection are closely adhered to by its underwriting professionals through maintaining high levels of experience and expertise in its underwriting staff. In addition, ACE USA has established a business review structure that ensures control of risk quality and conservative use of policy limits, terms and conditions.

   ACE USA has the ability to write business on an admitted basis using forms and rates as filed with state insurance regulators and on a non-admitted, or surplus lines basis using flexible forms and rates not filed with state insurance regulators. Having access to non-admitted carriers provides the flexibility to write non-standard coverage.

   An integral part of the ACE USA operating strategy is to maximize the efficiency and effectiveness of its operations while reducing operating costs. Critical to the success of this strategy, ACE USA is in the process of investing in technology which is expected to replace various existing information systems in order to allow greater access to information and increased effectiveness in underwriting and processing operations.

 Competition

   ACE USA operates in a highly competitive industry and faces competition from both domestic and foreign insurers. The markets in which ACE USA competes are subject to significant cycles of fluctuating capacity and wide disparities in price adequacy. The domestic operations pursue a specialist strategy and focus on market opportunities where they can compete effectively based on service levels and product design while achieving an adequate level of profitability. ACE USA offers experienced claims handling, loss control and risk management staffs with proven expertise in specialty fields, including large-risk property and casualty, recreational and ocean marine, aviation, and worker's compensation. A competitive strength of all the domestic units, especially special risk facilities, is the ability to deliver global products and coverages to customers in concert with the ACE International property and casualty operations.

 Claims Administration

   ACE USA's claims organization supports both the national accounts (Special
Risk) and the specialty insurance businesses with a national network of claims and risk management services. The Brandywine claim professionals have the unique expertise and experience to manage specialized coverage and coordination issues that arise in asbestos, environmental and other latent exposure claims.

   A team of risk control professionals supports each business line to effectively manage loss costs for the risk exposures underwritten by the businesses of ACE USA. Specialized loss cost containment programs have been designed for marine risk, aerospace risk, global property risk, warranty programs, excess risk, inland marine risk, diversified products and professional risk services.

   The Special Risk Business is supported by ESIS, ACE USA's in-house third party claims administrator. ESIS markets loss control, risk information and claims services to large corporate customers on a fee-for-service basis.

ACE International

 Principal Business

   ACE International is a global franchise with a presence in nearly 50 countries. The franchise was created through the merger of the Insurance Company of North America ("INA"), which started its international franchise over 100 years ago and the AFIA, which also had developed a strong international presence.

   ACE International's operations provide insurance coverage on a worldwide basis excluding the United States. The principal business operations are property and casualty and accident and health. Operating management is carried out through four regional teams: Europe, Far East, Asia Pacific and Latin America.

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

   The international accident and health insurance operations provide products that are designed to meet the insurance needs of individuals and groups outside of U.S. insurance markets. These products include accidental death, medical, hospital indemnity and income protection coverages. For the year ended December 31, 2000, gross premiums written from accident & health accounted for 28 percent of ACE International's premiums.

   In conducting its non-U.S. business, ACE International reduces the risks relating to currency fluctuations by maintaining investments in those foreign currencies in which the division transacts business, with characteristics of those investments similar to the related liabilities in those currencies. The net asset or liability exposure to the various foreign currencies is regularly reviewed.

 Marketing and Underwriting

   ACE International maintains a sales or operational presence in major insurance markets around the world. Its property and casualty business is generally written, on both a direct and assumed basis, through major international and local brokers. Accident and health and other personal lines products are distributed through agents, financial institutions and various direct marketing channels including e-commerce.

   ACE International's operations are diversified by line of business and geographic spread of risk. A global approach to risk management allows each local operation to underwrite and accept large insurance accounts. Centrally controlled internal reinsurance mechanisms facilitate appropriate risk transfer and efficient, cost-effective use of external reinsurance markets.

 Competition

   ACE International's primary competitors include U.S.-based companies with global operations, as well as other, non-U.S. global carriers and indigenous companies in regional and local markets. For the accident and health lines of business, locally based competitors include financial institutions and bank-owned insurance subsidiaries.

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

 Claims Administration

   ACE International's claims service operations are decentralized, with management of most aspects of claim administration occurring at an individual country level. The claims organization structure in each country is driven by the composition of the business portfolio. The outsourcing of claims settlement, adjusting services, or other claims functions may occur when appropriate.

ACE Financial Services

 Principal Business

   The companies in the ACE Financial Services segment offer value-added insurance, reinsurance and financial derivative products to the insurance and capital markets, which provide protection from credit or financial risks. ACE Financial Services writes municipal and non-municipal financial guaranty reinsurance and credit default swaps, mortgage guaranty reinsurance, trade credit reinsurance, title reinsurance, life & annuity reinsurance and residual value reinsurance.

   The ACE Financial Services segment primarily carries out its business through the following legal vehicles: ACE Guaranty Re Inc. ("AGR"), ACE Capital Re International Ltd. ("ACRI"), ACE Capital Mortgage Reinsurance Company ("ACMR"), ACE Capital Re Overseas Ltd. ("ACRO") and ACE Capital Title Reinsurance Company ("ACTR").

   ACE Financial Services' financial guaranty business is conducted primarily through AGR. AGR serves the U.S. domestic and international financial guaranty reinsurance markets. It is a leading reinsurer (by market share) of financial guaranties of investment grade debt obligations--principally of municipal and non-municipal obligors. ACRI and ACRO are primarily focused on providing highly structured solutions to problems of financial and risk management through reinsurance and other forms of credit enhancement. ACMR and ACTR are New York regulated monoline reinsurance companies providing mortgage guaranty reinsurance and title reinsurance respectively.

   Financial guaranty reinsurance is a type of credit enhancement, similar to a surety, which is regulated under the insurance laws of various jurisdictions. Financial guaranty insurance provides an unconditional and irrevocable guaranty that indemnifies the insured against nonpayment of principal and interest on an insured debt obligation when due. Additionally, ACE Financial Services financial guaranty business provides municipal and non-municipal credit risk protection on a facultative basis to a wide variety of counterparties through credit default swap transactions. Although structured as financial derivatives, credit default swaps are functionally equivalent to financial guaranty reinsurance.

   Mortgage guaranty insurance is a specialized class of credit insurance, providing protection to mortgage lending institutions against the default of borrowers on mortgage loans. Title insurance essentially provides the acquirer or the mortgagee of real property with two forms of coverage. The first assures that the search and examination of the real estate records, upon which the acquirer or mortgagee is relying for good and clean title, was properly performed. The second form of coverage assures that all previously existing mortgages and liens will be paid off from the proceeds of the sale or refinancing of the property. Trade credit insurance protects sellers of goods and services from the risk of non-payment of trade receivables and is a large, well-established specialty insurance product, particularly in Western Europe. Policyholders are generally covered for short-term exposures (generally less than 180 days and averaging 60-90 days) to insolvency or payment defaults by domestic and/or foreign buyers. Some export credit policies also cover political events, which can disrupt either the flow of goods and services or payment for goods and services. Life & annuity reinsurance provides long-duration funded reinsurance for portfolios of lives where the reinsured seeks capital or balance sheet relief by the transfer of the mortality or morbidity risks in the portfolios. Residual value reinsurance is generally provided to the captives of motor vehicle manufacturers or lessors, whereby the coverage effectively guarantees the residual value of portfolios of leased vehicles at the termination of the lease term.

 Marketing and Underwriting

   ACE Financial Services has established and maintains relationships with the major U.S. primary financial guaranty insurers, mortgage guaranty insurers and title insurers, major European trade credit insurers and primary mortgage guaranty insurers in the U.K. and Australia. Large life and disability insurers form the main customer base for the life & annuity reinsurance business, while major U.S. and European investment banks act as counterparties on credit default swaps.

   A portion of ACE Financial Services' reinsurance business is developed through relationships with brokers and reinsurance intermediaries. The title reinsurance business has developed substantially all of its business opportunities through direct contacts with primary title insurers, while the financial guaranty business has been developed through direct contacts with U.S. primary companies and major investment banks in the U.S. and Europe.

   For the majority of ACE Financial Services' business the underwriting process is premised on reinsuring investment grade credit risks and risk remote or finite financial risks. The underwriting process is based on multiple levels of credit review, actuarial analysis, stress-based modeling and legal review. Underwriters minimize correlation and aggregation through diversification of exposures by geography, industry sector, credit enhancement/attachment point and rating category of underlying credits.

 Competition

   ACE Financial Services faces direct and indirect competition from equivalently rated financial institutions on all lines of business. Differentiating factors include pricing, customer service, market perception and historical performance.

   In its financial guaranty business, ACE Financial Services faces competition indirectly from other highly rated financial institutions that provide capital substitutes to the primary financial guaranty insurance companies. Competition is also a function of the ease with which primary insurers can raise capital in the private or public equity markets. Increased primary capital increases the ability of insurers to retain risk and the need for reinsurance in general is diminished.

   For mortgage reinsurance business, competition comes from some non-U.S. mortgage reinsurers and, in a minor way, from U.S. multiline insurers. In the title business, the large title insurers have traditionally provided reinsurance capacity.

   In its trade credit and life & annuity businesses, the Company faces a high degree of competition from traditional participants in these markets, including large multiline insurers and reinsurers.

 Claims Administration

   ACE Financial Services operates an internal claims management, administration and payment function. Use of external actuarial and legal consultants is made where this is deemed prudent by management.

Unpaid Losses And Loss Expenses

   The Company establishes reserves for unpaid losses and loss expenses, which are estimates of future payments of reported and unreported claims for losses and related expenses, with respect to insured events that have occurred. The process of establishing reserves for property and casualty claims continues to be a complex and imprecise process, requiring the use of informed estimates and judgments. The Company's estimates and judgments may be revised as additional experience and other data become available and are reviewed, as new or improved methodologies are developed or as current laws change. Any such revisions could result in future changes in estimates of losses or reinsurance recoverables, and would be reflected in the Company's results of operations in the period in which the estimates are changed.

   The Company has considered asbestos and environmental claims and claims expenses in establishing the liability for unpaid losses and loss expenses. The Company has developed reserving methods which incorporate new sources of data with historical experience to estimate the ultimate losses arising from asbestos and environmental exposures. The reserves for asbestos and environmental claims and claims expenses represent management's best estimate of future loss and loss expense payments and recoveries which are expected to develop over the next several decades. The Company continuously monitors evolving case law and its effect on environmental and latent injury claims. While reserving for these claims is inherently uncertain, the Company believes that the reserves carried for these claims are adequate based on known facts and current law.

   The Company continually evaluates its estimates of reserves in light of developing information and in light of discussions and negotiations with its insureds. While the Company is unable at this time to determine whether additional reserves, (which could have a material adverse effect upon the financial condition, results of operations and cash flows of the Company) may be necessary in the future, the Company believes that its reserve for unpaid losses and loss expenses are adequate as of December 31, 2000.

   The Company engages independent actuarial firms to review the methods and assumptions used by the Company in estimating the unpaid losses and loss expenses. As stated in its actuarial review, the firm believes that the methods and assumptions used by the Company are reasonable and appropriate for use in setting loss reserves at December 31, 2000.

   Losses and loss expenses are charged to income as incurred. The reserve for unpaid losses and loss expenses represents the estimated ultimate losses and loss expenses less paid losses and loss expenses and is comprised of case reserves, loss expense reserves and IBNR loss reserves. During the loss settlement period, which can be many years in duration, additional facts regarding individual claims and trends often will become known. As these become apparent, case reserves may be adjusted by allocation from the IBNR loss reserve without any change in the overall reserve. In addition, application of statistical and actuarial methods may require the adjustment of the overall reserves upward or downward from time to time. The final liability, nonetheless, may be significantly greater than or less than the prior estimates.

   The "Analysis of Losses and Loss Expenses Development" shown below presents the subsequent development of the estimated year-end liability for unpaid losses and loss expenses at the end of each of the years in the nine year period ended September 30, 1998 as well as for the fifteen month period ended December 31, 1999 and the year ended December 31, 2000. Prior to December 31, 1999, the unpaid losses and loss expenses are in respect of annual periods ending on September 30 of each year. The top line of the table shows the estimated liability for unpaid losses and loss expenses recorded at the balance sheet date for each of the indicated periods. This liability represents the estimated amount of losses and loss expenses for claims arising from all prior years' policies and agreements that were unpaid at the balance sheet date, including IBNR loss reserves. The upper (paid) portion of the table presents the amounts paid as of subsequent periods on those claims for which reserves were carried as of each balance sheet date. The lower portion of the table shows the re-estimated amount of the previously recorded liability as of the end of each succeeding period. Several aspects of the Company's operations, including the low frequency and high severity of losses in the high excess layers in which the Company provides insurance, complicate the actuarial reserving techniques utilized by the Company. Accordingly, the Company expects that ultimate losses and loss expenses attributable to any single underwriting year will be either more or less than the incremental changes in the lower portion of the following table.

   Management believes, however, that the losses and loss expenses which have been recorded through December 31, 2000, are adequate to cover the ultimate cost of losses and loss expenses incurred through December 31, 2000, under the terms of the Company's policies and agreements. Since such provisions are necessarily based on estimates, the ultimate losses and loss expenses may be significantly greater or less than such amounts.

                Analysis of Losses and Loss Expenses Development

                                                       Years ended September 30th
                   --------------------------------------------------------------------------------------------------------
                     1990        1991        1992         1993        1994        1995        1996       1997       1998
                   ---------  ----------  -----------  ----------  ----------  ----------  ---------- ---------- ----------
                                                                (in thousands of U.S. dollars)
Unpaid...........  $ 319,230  $  470,832  $   813,849  $  766,402  $1,176,215  $1,489,293  $1,892,302 $2,006,873 $2,678,341
Paid (Cumulative)
 As Of:
 1 year later....    181,525     149,493      340,836     126,566      66,888      80,080     358,713    337,422  1,017,822
 2 years later...    207,587     490,116      465,074     183,439     121,628     414,419     663,087    925,361  1,480,173
 3 years later...    531,502     590,847      517,366     228,638     451,746     696,470   1,247,652  1,066,253
 4 years later...    601,811     611,133      551,887     558,625     725,799   1,259,344   1,372,345
 5 years later...    622,097     627,691      881,198     837,515   1,285,599   1,379,586
 6 years later...    631,371     764,607    1,150,628   1,398,270   1,368,664
 7 years later...    641,060     843,283    1,672,772   1,481,328
 8 years later...    664,896     988,087    1,755,791
 9 years later...    727,175   1,067,055
 10 years later..    737,689
                    Fifteen
                     Month
                     period   Year ended
                   ended Dec. December 31
                    31 1999      2000
                   ---------- -----------
Unpaid...........  $8,908,817 $9,330,950
Paid (Cumulative)
 As Of:
 1 year later....   2,631,171
 2 years later...
 3 years later...
 4 years later...
 5 years later...
 6 years later...
 7 years later...
 8 years later...
 9 years later...
 10 years later..

                                                       Years ended September 30th
                   --------------------------------------------------------------------------------------------------------
                     1990        1991        1992         1993        1994        1995        1996       1997       1998
                   ---------  ----------  -----------  ----------  ----------  ----------  ---------- ---------- ----------
                                                                (in thousands of U.S. dollars)
Liability Re-
 estimated
 As Of:
 End of year.....  $ 319,230  $  470,832  $   813,849  $  766,402  $1,176,215  $1,489,293  $1,892,302 $2,006,873 $2,678,341
 1 year later....    475,647     706,960      813,849     966,402   1,177,292   1,489,293   1,892,302  1,989,744  2,753,017
 2 years later...    665,533     706,960    1,085,012   1,067,987   1,227,538   1,489,293   1,881,403  1,914,936  2,748,013
 3 years later...    665,533     874,368    1,234,462   1,211,424   1,386,571   1,480,426   1,824,449  1,878,656
 4 years later...    663,480     888,387    1,412,495   1,429,990   1,401,329   1,495,443   1,852,466
 5 years later...    680,119     940,513    1,666,770   1,442,523   1,472,394   1,588,975
 6 years later...    711,671   1,113,662    1,703,103   1,580,022   1,530,195
 7 years later...    768,935   1,099,102    1,852,125   1,642,465
 8 years later...    771,018   1,142,511    1,916,405
 9 years later...    808,239   1,207,260
 10 years later..    870,040
Cumulative
 Redundancy
 /(deficiency)...   (550,810)   (736,428)  (1,102,556)   (876,063)   (353,980)    (99,682)     39,836    128,217    (69,672)
                    Fifteen
                     Month
                     period   Year ended
                   ended Dec. December 31
                    31 1999      2000
                   ---------- -----------
Liability Re-
 estimated
 As Of:
 End of year.....   8,908,817  9,330,950
 1 year later....   8,848,453
 2 years later...
 3 years later...
 4 years later...
 5 years later...
 6 years later...
 7 years later...
 8 years later...
 9 years later...
 10 years later..
Cumulative
 Redundancy
 /(deficiency)...      60,364         --

Net unpaid loss and loss expenses.................................. $ 9,330,950
Reinsurance recoverable on unpaid losses........................... $ 8,057,444
                                                                    -----------
Gross unpaid loss and loss expenses................................ $17,388,394
                                                                    ===========

Notes to Analysis of Losses and Loss Expenses
------
(1) On July 2, 1999, the Company changed its fiscal year-end from September 30 to December 31. As a result, the information provided above for the 1999 year is actually for the 15 month period from October 1, 1998, through December 31, 1999. All prior periods represent years ending on September 30.
(2) The Company does not consider it appropriate to extrapolate future deficiencies or redundancies based upon the above tables, as conditions and trends that have affected development of the liability in the past may not necessarily occur in the future.
(3) In 1994, the Company recorded an additional reserve of $200 million, related primarily to developments in breast implant litigation, in respect of years prior to 1994.
(4) In 1992, the Company began applying actuarial and statistical methods to estimate ultimate expected losses and loss expenses for all of the Company's business since inception. At September 30, 1994, the Company changed its method of allocating IBNR to accident and balance sheet years. This allocation assigns IBNR to years based upon various risk factors including immaturity of year, amount of premium earned in that year, and development of known claims. As the Company's loss experience is characterized as low frequency, and high severity, IBNR is considered a bulk reserve, and is therefore available for loss development from whichever year it may arise. Prior to 1994, the allocation of IBNR to accident and balance sheet years was based upon a loss distribution indicated by the expected loss method employed by the Company. Losses paid for the year ending September 30, 1998, include an amount of $26 million, which is expected to be recovered from an insured.
(5) On November 1, 1993, the Company acquired CODA, on July 1, 1996, the Company acquired ACE Tempest Re and on July 9, 1998, the Company acquired Tarquin. The table has been restated to include CODA, ACE Tempest Re and Tarquin's loss experience as if each of these companies had been wholly owned subsidiaries of the Company from their inception. On January 2, 1998, the Company acquired ACE US Holdings, on April 1, 1998, the Company acquired CAT Limited and on July 2, 1999, the Company acquired ACE INA. The unpaid loss information for ACE US Holdings, CAT Limited and ACE INA has been included in the table commencing in the year of acquisition. As a result, 1999 includes net reserves of $6.8 billion related to ACE INA at the date of acquisition and subsequent development thereon.
(6) The "cumulative redundancy/deficiency" shown in the table represents the aggregate change in the reserve estimates over all subsequent years. The amounts noted are cumulative in nature; that is, an increase in loss estimate for prior year losses generates a deficiency in each intermediate year. For instance, a deficiency recognized in 1994 relating to losses incurred during the year ending September 30, 1992, would be included in the cumulative deficiency amount for each year from September 30, 1992, to the year the loss was recognized (1994), yet the deficiency would be reflected in operating results only in 1994. An analysis of the changes in aggregate reserves for losses and loss expenses under GAAP is presented below. Since reserves are necessarily based upon estimates, the ultimate net costs may vary from the original estimates. As adjustments to these estimates become necessary, they are reflected in current operations.

               Reconciliation of Unpaid Losses and Loss Expenses

                                                     Three Months
                           Year Ended   Year Ended      Ended      Year Ended
                            December     December    December 31, September 30,
                            31, 2000     31, 1999        1998         1998
                           -----------  -----------  ------------ -------------
                                     (in thousands of U.S. dollars)
Gross unpaid losses and
 loss expenses at
 beginning of period.....  $16,460,247  $ 3,678,269   $3,737,869   $2,111,670
Reinsurance recoverable
 on unpaid losses........   (7,551,430)  (1,100,464)  (1,059,528)    (104,797)
                           -----------  -----------   ----------   ----------
Net unpaid losses and
 loss expenses at
 beginning of period.....    8,908,817    2,577,805    2,678,341    2,006,873
Unpaid losses and loss
 expenses in respect of
 formerly discontinued
 operations..............    1,269,914           --           --           --
Unpaid losses and loss
 expenses assumed in
 respect of reinsurance
 business acquired.......      169,537      183,774           --        6,403
Unpaid losses and loss
 expenses assumed in
 respect of acquired
 companies (net of
 reinsurance recoverable
 of $6,345,679 in 1999
 and $761,618 in 1998)...           --    6,940,593           --      731,949
                           -----------  -----------   ----------   ----------
    Total................   10,348,268    9,702,172    2,678,341    2,745,225
                           ===========  ===========   ==========   ==========
Net losses and loss
 expenses incurred in
 respect of losses
 occurring in:
  Current period.........    2,996,429    1,601,278      126,139      534,021
  Prior periods..........      (60,364)      38,265      (14,970)     (17,129)
                           -----------  -----------   ----------   ----------
    Total................    2,936,065    1,639,543      111,169      516,892
                           ===========  ===========   ==========   ==========
Net losses and loss
 expenses paid in respect
 of losses occurring in:
  Current period.........    1,205,110      916,848       24,977      243,753
  Prior periods..........    2,631,171    1,509,638      191,473      337,422
                           -----------  -----------   ----------   ----------
    Total................    3,836,281    2,426,486      216,450      581,175
                           ===========  ===========   ==========   ==========
Foreign currency
 revaluation.............     (117,102)      (6,412)       4,745       (2,601)
                           ===========  ===========   ==========   ==========
Net unpaid losses and
 loss expenses at end of
 period..................    9,330,950    8,908,817    2,577,805    2,678,341
Reinsurance recoverable
 on unpaid losses........    8,057,444    7,551,430    1,100,464    1,059,528
                           -----------  -----------   ----------   ----------
Gross unpaid losses and
 loss expenses at end of
 period..................  $17,388,394  $16,460,247   $3,678,269   $3,737,869
                           ===========  ===========   ==========   ==========

   Losses and loss expenses for 1999 include incurred losses for ACE INA from July 2, 1999, the date of acquisition. With respect to the analysis of incurred and paid losses for ACE INA for the 1999 period, all losses incurred and paid, on losses occurring in the period January 1, 1999, through December 31, 1999, have been included as current year activity in 1999.

   Incurred losses for the year ended December 31, 2000, were impacted by favorable development of reserves from prior periods primarily from ACE Tempest Re, ACE USA and ACE Bermuda partially offset by unfavorable development in ACE Financial Services.

Investments

   The Company's principal investment objective is to ensure that funds will be available to meet its primary insurance and reinsurance obligations. Within this broad liquidity constraint, the investment portfolio's structure will seek to maximize return subject to specifically approved guidelines of overall asset classes, credit quality, liquidity, and volatility of expected returns. As such, the Company's investment portfolio is invested primarily in fixed income securities of the highest credit quality.

   In June of 2000, the Company formed ACE Asset Management Inc., an operating group replacing the more traditional role of Chief Investment Officer. The formation of this group underscores the importance the Company places on the growth and complexity of ACE's international investment activity. ACE Asset Management operates principally to guide and direct the investment process of the ACE Group of Companies. In this regard, the Asset Management Group:

  . Conducts formal asset allocation modeling for each of the ACE subsidiaries, providing formal recommendations for the portfolio's structure

  . Establishes recommended investment guidelines that are appropriate to the prescribed asset allocation targets

  . Provides the analysis, evaluation, and selection of outside investment advisors to the ACE Group

  . Establishes and develops investment related analytics to enhance portfolio engineering and risk control

  . Monitors and aggregates the correlated risk of the overall investment portfolio

  . Provides governance over the investment process for each of the ACE operating companies to ensure consistency of approach and adherence to investment guidelines

   For the investment portfolio, the Company determines allowable targeted asset allocation and ranges for each of the operating segments. These asset allocation targets are derived from sophisticated asset and liability modeling that measures correlated histories of returns and volatilities of returns. Allowable investment classes are further refined through analysis of the Company's operating environment, including expected volatility of cash flows, overall capital position, regulatory and rating agency considerations.

   The Finance Committee of the Board of Directors reviews the Company's investment policy to ensure that it is consistent with the Company's overall goals, strategies and objectives. Overall investment guidelines are approved by the Finance Committee to ensure appropriate levels of portfolio liquidity, credit quality, diversification, and volatility are maintained. In addition, the Finance Committee systematically reviews the portfolio's exposures to capture any potential violations of investment guidelines.

   Within the guidelines and asset allocation parameters established by the Company, individual investment committees of the operating segments determine tactical asset allocation. Additionally, these committees review all investment related activity that effects their operating company, including the selection of outside investment advisors, proposed asset allocations changes, and the systematic review of investment guidelines.

   For additional information regarding the investment portfolio, including breakdowns of the sector and maturity distributions, see Note 4 of the Consolidated Financial Statements included in the 2000 Annual Report to Shareholders.

Regulation

   ACE Limited's insurance and reinsurance subsidiaries are subject to regulation and supervision by the local authority in the countries or states in which they do business. The extent of such regulation most commonly has its source in statutes which delegate regulatory, supervisory and administrative power to a department of insurance.

Bermuda Operations

   In Bermuda, the Company's insurance subsidiaries are regulated by the Insurance Act 1978 (as amended by the Insurance Amendment Act 1995) and related regulations (the "Act"). The Act imposes on Bermuda insurance companies solvency and liquidity standards; auditing and reporting requirements; and grants the Minister of Finance powers to supervise, investigate and intervene in the affairs of insurance companies. Significant requirements include the appointment of an independent auditor and the appointment of a loss reserve specialist.

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

   Under English law, there are restrictions on the interests Lloyd's brokers or parties connected to Lloyd's brokers may have in Lloyd's managing agents or certain of their related entities. In July 2000, responsibility for the regulatory oversight of Lloyd's brokers passed to the General Insurance Standards Council ("GISC"). Lloyd's has also introduced an accreditation scheme with effect from 1 January 2001, for brokers which effectively opens up the Lloyd's broker franchise. Lloyd's will continue to maintain a register of Lloyd's brokers and the restrictions outlined above will pertain for the foreseeable future. However, relaxation of the requirement to use Lloyd's brokers to place substantially all classes of business is being considered. It is likely that from 2001 the current requirement in relation to outwards reinsurance will be relaxed.

   Under legislation enacted during 2000, the Financial Services Authority ("FSA") will become the single UK statutory regulator to supervise securities, banking and insurance business, including Lloyd's. The FSA will have wide powers to make rules, and it is envisaged these will replace the existing statutory and self regulatory arrangements relevant to these areas. Lloyd's will retain certain self regulatory responsibilities but the exact division of such responsibilities as between Lloyd's and the FSA is still in the process of being finalised. It is envisaged that the effective date for the transfer of general regulatory responsibility to the FSA will be in the fall of 2001. The Company and its subsidiaries will seek any necessary authorizations and permissions in relation to its Lloyd's operations as may be required under any new regulatory framework.

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

   Prior to August 1995, all U.S. dollar premiums were deposited and held in the Lloyd's American Trust Fund ("LATF"), regardless of the actual situs of the risk. The LATF continues to support risks for U.S. business incepting prior to August 1995, but the trust fund and accounting arrangements have changed for U.S. dollar business incepting after August 1, 1995. These include the creation of a Lloyd's Dollar Trust Fund in the

UK and a series of deposit trust funds in the U.S. There are additional trust fund arrangements in certain U.S. states. Lloyd's and the US regulators continue to review the basis of Lloyd's syndicate US trading arrangements.

ACE International

   The extent of insurance regulation varies significantly among the countries in which ACE International conducts its operations. While all such countries impose requirements for licensing, solvency, auditing and financial reporting, such requirements in these and other areas can differ substantially. For example:

  . In some jurisdictions insurers are required to prepare and file quarterly financial reports, and in others only annual reports;

  . Some jurisdictions require broker or agent involvement in the sales of insurance products, whereas in others such involvement is optional;

  . Restrictions on use of foreign reinsurers vary;

  . In some jurisdictions policy forms and rates are regulated and must be filed for certain lines of business, whereas in others they are unregulated;

  . Some jurisdictions require periodic on-site examinations by insurance authorities, whereas others do not; and

  . The ability to remit dividends is restricted more in some jurisdictions than in others.

   Significant variations can also be found in the size, structure and resources of the local regulatory departments that oversee insurance activities. There can also be notable differences among similar departments in the rigor of regulatory enforcement.

   ACE International operates through both subsidiaries and branches, the latter of which generally have reduced local capital requirements, and certain ACE International companies are jointly owned due to legal requirements for local ownership. Regardless of the corporate structure, ACE International companies can face greater restrictions than their domestic competitors, due to multinational application of U.S. laws and otherwise. Operational challenges can include discretionary licensing procedures, compulsory cessions of reinsurance, local retention of funds and records, and foreign exchange controls.

   The complex regulatory environments in which ACE International operates are subject to change and are regularly monitored.

Operations in the United States of America

   Although at the present time there is limited federal regulation of the insurance business in the U.S., the U.S. insurance subsidiaries are subject to extensive regulation in the states in which they do business. The laws of the various states establish supervisory agencies with broad authority to regulate, among other things: licenses to transact business, soliciting business, advertising, rates for certain business, policy language, underwriting and claims practices, transactions with affiliates, reserve adequacy, dividends, and insurer solvency. In addition, the U.S. insurance subsidiaries are subject to judicial decisions that define the risks and benefits for which insurance is sought and provided. These include judicial interpretations of the nature of the insured risk in such areas as product liability and environmental coverages.

   Regulation varies from state to state but generally requires that each primary insurance company obtain a license from the department of insurance of a state to conduct business in that state. Regulations generally require insurance and reinsurance companies to furnish information concerning activities which may materially affect the operations, management or financial condition and solvency of the company. A reinsurance company does not generally need an insurance license to reinsure a U.S. ceding company. However, for a U.S. ceding company to obtain financial statement credit for reinsurance ceded, the reinsurer must obtain an insurance license or accredited status from the cedent's state of domicile or must post collateral to support the liabilities ceded. In addition, regulations for reinsurers vary somewhat from primary insurers in that reinsurers are typically not subject to regulator approval of insurance policy forms or the rates agreed to between ceding insurers and their reinsurers.

   The U.S. insurance subsidiaries are required to file detailed annual and quarterly reports with state insurance regulators in each of the states in which they do business. Such annual and quarterly reports are required to be prepared on a calendar year basis. In addition, the U.S. insurance subsidiaries' operations and accounts are subject to examination at regular intervals by state regulators. The respective reports filed in accordance with applicable insurance regulations with respect to the most recent periodic examinations of the U.S. insurance subsidiaries contained no material adverse findings.

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

   State insurance regulators have adopted Risk Based Capital ("RBC") requirements that are applicable to the U.S. insurance subsidiaries. These RBC requirements are designed to monitor capital adequacy and to raise the level of protection that statutory surplus provides for policyholders. The RBC formula provides a mechanism for the calculation of an insurance company's Authorized Control Level ("ACL") RBC amount. The initial RBC level which triggers regulatory action is known as the Company Action Level. Failure to achieve this level of RBC, which occurs if policyholders' surplus falls below 200 percent of the ACL, requires the insurance company to submit a plan of corrective action to the relevant insurance commissioner. Based on the RBC formula, at December 31, 1999, the policyholders' surplus of each of the ongoing U.S. insurance subsidiaries was higher than the Company Action Level.

   There are several additional progressive RBC failure levels, which trigger more stringent regulatory action. An insurance commissioner may allow a property and casualty company at or below the mandatory control level that is writing no business and is running off its existing business to continue its run-off. The Company's Brandywine subsidiary is running off their liabilities consistent with the terms of an Order by the Commissioner of Pennsylvania which includes periodic reporting obligations to the Pennsylvania Insurance Department, as the Commission has determined that these subsidiaries have sufficient assets to meet their obligations.

   In November 1999, the U.S. Congress passed the Gramm-Leach-Bliley Act ("GLBA"), financial modernization legislation that reshapes the regulation of the financial services industry in the United States. GLBA repeals provisions of the Glass-Steagall Act and Bank Holding Company Act that had prevented affiliation between banks, broker-dealers and insurers. This legislation defines regulatory supervisory responsibility for newly created Financial Holding Companies. The law purports largely to preserve functional regulation of insurance companies and agents by state insurance departments. However, until a number of Federal agencies finish issuing regulations implementing their new regulatory authority over Financial Holding Companies, it is not possible to predict the exact magnitude of the impact of GLBA on ACE. Further, until the full extent of the integration of banking, securities and insurance businesses is known, it is impossible to predict the impact of this law on competition in the markets in which ACE operates.

Regulations regarding Non-U.S. Operations in the United States

   The Company and its non-U.S. insurance subsidiaries, excluding its Lloyd's operations, are not admitted to do business as insurers in any jurisdiction in the U.S. Each state in the U.S. licenses insurers and prohibits, with some exceptions, the sale of insurance by non-admitted insurers within its jurisdictions.

   Many states impose a premium tax (typically 2 percent to 4 percent of gross premiums) on insureds obtaining insurance from non-admitted foreign insurers, such as ACE Bermuda. The premiums charged by the non-U.S. insurer do not include any U.S. state premium tax. Each insured is responsible for determining whether it is subject to any such tax and for paying such tax as may be due.

   The U.S. Internal Revenue Code also imposes on policyholders an excise tax on insurance and reinsurance premiums paid to foreign insurers or reinsurers with respect to risks located in the United States. The rates of tax applicable to premiums paid to Bermuda domiciled companies are 4 percent for insurance premiums and 1 percent for reinsurance premiums.

   There can be no assurance that new or additional legislation in the U.S. will not be proposed and enacted that has the effect of subjecting the Company's non-U.S. insurance subsidiaries, including its Lloyd's operations to regulation in the U.S.

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

   Income from the Company's operations at Lloyd's is subject to United Kingdom corporation taxes. Lloyd's is required to pay U.S. income tax on U.S. connected income ("U.S. income") written by Lloyd's syndicates. Lloyd's has a closing agreement with the IRS whereby the amount of tax due on this business is calculated by Lloyd's and remitted directly to the IRS. These amounts are then charged to the personal accounts of the Names/Corporate Members in proportion to their participation in the relevant syndicates. The Company's Corporate Members are subject to this arrangement but, as U.K. domiciled companies, will receive U.K. corporation tax credits for any U.S. income tax incurred up to the value of the equivalent U.K. corporation income tax charge on the U.S. income.

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

   For the calendar year ended December 31, 2000, the Company believes that gross RPII of each of its insurance company subsidiaries was below 20 percent for the year. Although no assurances can be given, the Company anticipates that gross RPII of each of its non-U.S. insurance company subsidiaries will be less than 20 percent of each such subsidiary's gross insurance income for subsequent years and the Company will endeavor to take such steps as it determines to be reasonable to cause its gross RPII to remain below such level.

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

Employees

   At December 31, 2000, the Company employed a total of 7,933 persons. Approximately 915 of the Company's employees are represented by various collective bargaining agreements, all of whom are outside the U.S., United Kingdom and Bermuda. Of these employees 298 are employed in the Far East and 565 in Europe. The remaining employees are in various countries in Latin America and Asia Pacific.

                                       Australia
             North                       & New          Asia          Latin
Bermuda     America       Europe        Zealand        Pacific       America       Total
-------     -------       ------       ---------       -------       -------       -----
  234        4,533        1,445           186           1,058          477         7,933

Item 2. Properties

   The Company operates from offices in almost 50 countries around the world. In Bermuda, the Company leases its principal offices from a joint venture company in which the Company has a 40 percent interest and there is an agreement with the joint venture partner which ensures the Company's ability to occupy a portion of the building until 2011. The Company is currently building a new corporate headquarters in Bermuda that will house the majority of its Bermuda-based operations. This facility will be available during 2001. As part of the Company's acquisition of ACE INA, ACE assumed the lease of Two Liberty Place, in Philadelphia, which consists of approximately 1.25 million total square feet, and various other leases and properties in the U.S. and other countries. The majority of all office facilities throughout the world, that are occupied by the Company and its subsidiaries, are leased. The Company is not dependent on its facilities to conduct business.

Item 3. Legal Proceedings

   The Company's insurance subsidiaries are subject to claims litigation involving disputed interpretations of policy coverages and in some jurisdictions, direct actions by allegedly injured persons seeking damages from policyholders. These lawsuits involving claims on policies issued by the Company's subsidiaries which are typical to the insurance industry in general and in the normal course of business, are considered in the Company's loss and loss expense reserves which are discussed in the unpaid losses and loss expenses discussion. In addition to claims litigation, the Company and its subsidiaries are subject to lawsuits and regulatory actions in the normal course of business that do not arise from or directly relate to claims on insurance policies. This category of business litigation typically involves, inter alia, allegations of underwriting errors or misconduct, employment claims, regulatory activity or disputes arising from the Company's business ventures. While the outcomes of the business litigation involving ACE cannot be predicted with certainty at this point, ACE is disputing and will continue to dispute allegations against it that are without merit and believes that the ultimate outcomes of matters in this category of business litigation will not have a material adverse effect on its financial condition, future operating results or liquidity.

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

                       EXECUTIVE OFFICERS OF THE COMPANY

   The table below sets forth the names, ages, positions and business experience of the executive officers of the Company.

 Name                      Age Position
 ----                      --- --------
 Brian Duperreault........  53 Chairman, Chief Executive Officer & Director

 Donald Kramer............  63 Vice Chairman and Director

 Dominic J. Frederico.....  47 Group President and Chief Executive Officer,
                               U.S. and Bermuda Group and President and Chief
                               Operating Officer, ACE Limited

 John Engestrom...........  58 President and Chief Executive Officer, ACE
                               Tempest Reinsurance Company Limited

 Mark Herman..............  42 President and Chief Executive Officer, ACE
                               Bermuda Insurance Ltd.

 Jerome F. Jurschak.......  53 President and Chief Executive Officer, ACE
                               Financial Services

 Dennis B. Reding.........  52 President and Chief Executive Officer, ACE USA

 Pierre Samson............  36 President and Chief Executive Officer, ACE
                               Financial Solutions International, Ltd.

 Gary Schmalzriedt........  54 President and Chief Executive Officer, ACE
                               Europe and ACE Global Markets

 B. Kingsley Schubert.....  54 Executive Vice President, Global Life Insurance,
                               ACE INA Holdings, Inc.

 Christopher Z. Marshall..  44 Chief Financial Officer

 Peter N. Mear............  56 General Counsel & Secretary

 Keith P. White...........  57 Chief Administration Officer

 Robert A. Blee...........  38 Chief Accounting Officer

 John C. Burville.........  53 Chief Actuary

 Timothy A. Boroughs......  51 President and Chief Executive Officer, ACE Asset
                               Management, Inc.

 Elizabeth Murphy.........  47 Treasurer

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

   Donald Kramer has been a director and Vice Chairman of ACE since July 1996, following the acquisition of ACE Tempest Re. Mr. Kramer served as Chairman or Co-Chairman of the Board of Tempest from its formation in September 1993 until July 1996 and was President of ACE Tempest Re from July 1996 until 1999. ACE Tempest Re was acquired by the Company on July 1, 1996. Prior to the formation of ACE Tempest Re, he was President of Kramer Capital Corporation (venture capital investments) from March to September 1993, President of Carteret Federal Savings Bank (banking) from August 1991 to March 1993, Chairman of the Board of NAC Re Corporation (reinsurance) from June 1985 to June 1993, Chairman of the Board and

Chief Executive Officer of KCP Holding Company (insurance) from July 1986 to August 1991 and of its affiliates, KCC Capital Managers (insurance investments) and Kramer Capital Consultants, Inc. (insurance investments), as well as Chairman of the Board of its subsidiary, National American Insurance Company of California (insurance) from September 1988 to August 1991.

   Dominic J. Frederico has served as President and Chief Operating Officer of ACE and Chairman of ACE INA since November 1999. On February 1, 2001, Mr. Frederico broadened his responsibilities by becoming Group President & Chief Executive Officer of the U.S. and Bermuda Group. Mr. Frederico has also served as Chairman, President and Chief Executive Officer of ACE INA from May 1999 through November 1999. Mr. Frederico previously served as President of ACE Bermuda since July 1997, Executive Vice President, Underwriting since December 1996, and as Executive Vice President, Financial Lines from January 1995 to December 1996. Mr. Frederico served in various capacities at AIG in Europe and the U.S. from 1982 to January 1995, most recently as Senior Vice President and Chief Financial Officer of an AIG subsidiary, with multi-regional general management responsibilities.

   John Engestrom has served as President and Chief Executive Officer of ACE Tempest Re since May 1999. From 1997 to May 1999, Mr. Engestrom served as Chief Executive Officer of Liberty Re in London. From 1992 to 1997, Mr. Engestrom served as Group Chief Executive of Mercantile and General Reinsurance Company. Mr. Engestrom began his reinsurance career at Skandia where he held various positions including Chief Operating Officer Treaty division Europe, Chief Underwriting Officer North America and finally head of Reinsurance Skandia Group worldwide.

   Mark Herman was appointed President and Chief Executive Officer of ACE Bermuda on February 1, 2001. Mr. Herman joined ACE in 1995 as Senior Vice President Underwriting Manager. In 1999, Mr. Herman was appointed head of the ACE Bermuda Professional Lines and Casualty Divisions. Prior to joining ACE, Mr. Herman served as Vice President and Overseas Operations Manager of Chubb & Son, Inc.

   Jerome F. Jurschak joined ACE in December 1999 as President and Chief Executive Officer of ACE Financial Services when ACE acquired Capital Re. Mr. Jurschak previously served as Chief Executive Officer and President of Capital Re from 1998 to 1999. Mr. Jurschak joined Capital Re in 1987 and served as its Chief Underwriting Officer from 1987 to 1998. Prior to joining Capital Re, Mr. Jurschak was Senior Vice President and Chief Underwriting Officer of financial guaranty reinsurance for Guaranty Holdings Corporation, a subsidiary of the Old Republic Insurance Company.

   Dennis B. Reding joined ACE in 1998 as President and Chief Executive Officer of ACE USA when the Company acquired Westchester Specialty Group Inc. ("WSG"). In July 1999, his role as President and Chief Executive Officer of ACE USA expanded to include the domestic operations of ACE INA. Mr. Reding previously served as President and Chief Executive Officer of WSG, a position he held since July 1993. Prior to joining WSG, Mr. Reding served in various senior positions at Fireman's Fund Insurance Company.

   Pierre Samson serves as President and Chief Executive Officer of ACE Financial Solutions International, Ltd. ("ACE FSI"). ACE FSI is a subsidiary of the ACE Group of Companies that provides non-traditional insurance and finance-related solutions to international companies facing complex risk management issues. Mr. Samson joined ACE in early 1995, when a new alternative risk division was created at ACE Bermuda. Mr. Samson headed this division from 1997 until the recent creation of ACE FSI. Prior to joining ACE, Mr. Samson worked for Tillinghast, a leading firm of consulting actuaries in Bermuda and London.

   Gary Schmalzriedt was appointed President and Chief Executive Officer of ACE Europe & ACE Global Markets on February 1, 2001. Previously Mr. Schmalzriedt was President and Chief Executive Officer of ACE Bermuda from July 1999 until February 2001. From 1991 to 1999, Mr. Schmalzriedt served in several senior capacities with CIGNA, most recently, in 1998, serving as Chairman and Chief Executive Officer of CIGNA Europe. Mr. Schmalzriedt originally joined CIGNA as Senior Vice President, Property Underwriting and later became responsible for managing CIGNA International's property and casualty related businesses. Prior to joining CIGNA, Mr. Schmalzriedt spent nearly 20 years in various positions of increasing responsibility with AIG, including assignments in the U.K. and South Africa and most recently, Senior Vice President and Senior Underwriting Officer of American International Underwriters, where he managed AIG's foreign operations.

   B. Kingsley Schubert was appointed Executive Vice President, Global Life Insurance of ACE INA Holdings, Inc on February 1, 2001. He previously served as President and Chief Executive Officer of ACE International from July 1999 until February 2001. Mr. Schubert served as President of CIGNA International Property and Casualty from January 1999 to July 1999, and as President of CIGNA International from February 1996 to January 1999. Mr. Schubert served as Senior Vice President of CIGNA International (Asia-Pacific) from March 1995 to February 1996, and as President of CIGNA Insurance Company in Japan from June 1992 to February 1996.

   Christopher Z. Marshall joined ACE in 1986 and has held a number of senior positions at ACE, most recently as Chief Financial Officer since November 1992. On February 21, 2001, it was announced that Mr. Marshall would be appointed Assistant to the Chairman, Strategic Initiatives, once a successor can be named to replace him as Chief Financial Officer. Mr. Marshall previously served as Senior Vice President, Finance from January 1990 to November 1992.

   Peter N. Mear has served as General Counsel and Secretary of ACE since April 1996. Mr. Mear served as Vice President and Claims Counsel of Aetna Casualty and Surety Company from February 1991 to April 1996 and Counsel and Litigation Section Head of Aetna Life & Casualty from September 1977 to February 1991.

   Keith P. White has served as Chief Administration Officer of ACE Limited since July 1, 1997. Mr. White previously served as Senior Vice President, Administration of ACE Bermuda since January 1990.

   Robert A. Blee has served as Chief Accounting Officer of ACE since October 1998. Mr. Blee served as Group Controller of ACE from January 1997 to October 1998, Vice President, Finance of ACE from July 1996 to January 1997, Assistant Vice President and Assistant Controller from October 1994 to July 1996 and Chief Accountant from August 1993 to October 1994.

   John C. Burville has served as Chief Actuary of ACE since January 1992. Mr. Burville served as Managing Actuarial Consultant with Tillinghast, Nelson & Warren (Bermuda) Ltd. (management consulting and actuaries) from March 1986 to December 1991.

   Timothy A. Boroughs joined ACE in June 2000 as President and Chief Executive Officer of ACE Asset Management, Inc. Mr. Boroughs previously served as the Director of Fixed Income at Tudor Investment Corporation from 1997 until June 2000. From 1976 to 1997, Mr. Boroughs held several positions at Fisher, Frances Trees & Watts, as U.S. based institutional investor advisor, most recently as Managing Partner and Director, Global Leverage of Investment Activity.

   Elizabeth Murphy was appointed Treasurer in January 2001. Mrs. Murphy joined ACE Tempest Re at its formation in 1993 as Vice President and Controller. From October 1995 to December 2000, Mrs. Murphy served as Senior Vice President and Chief Financial Officer of ACE Tempest Re.

                                    PART II

Item 5. Market for the Registrant's Ordinary Shares and Related Stockholder Matters

   (a) The Company's Ordinary Shares, par value $0.041666667 per share, have been listed on the New York Stock Exchange since March 25, 1993, under the symbol ACL. The symbol is being changed to ACE from ACL on March 30, 2001. On November 13, 1997, the Company declared a three-for-one split of the Company's stock. The stock split was voted on and approved by the shareholders of the company on February 6, 1998. The record date for determining those shareholders entitled to receive certificates representing additional shares pursuant to the stock split was as of close of business on February 17, 1998. Certificates representing the additional shares of stock were mailed on March 2, 1998.

   The following table sets forth the high and low closing sales prices of the Company's Ordinary Shares per fiscal quarters, as reported on the New York Stock Exchange Composite Tape for the periods indicated:

                                                  2000               1999
                                           ------------------ ------------------
                                             High      Low      High      Low
                                           -------- --------- -------- ---------
   Quarter ending March................... $ 22 7/8 $14 11/16 $33 5/8  $25 15/16
   Quarter ending June....................  30 7/16  20 1/2    34 7/8   27 3/8
   Quarter ending September...............  39 3/4   27 9/16   28 7/16  16 9/16
   Quarter ending December................  43 9/16  33 9/16   21 9/16  15 1/2

   The last reported sale price of the Ordinary Shares on the New York Stock Exchange Composite Tape on March 15, 2001 was $38.00.

   (b) The approximate number of record holders of Ordinary Shares as of March 15, 2001 was 2,189.

   (c) The following table represents dividends paid per share to shareholders of record on each of the following dates.

                                                                    2000  1999
                                                                    ----- -----
      Shareholders of Record as of:
      March 31..................................................... $0.11 $0.09
      June 30...................................................... $0.13 $0.11
      September 30................................................. $0.13 $0.11
      December 31.................................................. $0.13 $0.11

   On April 14, 1998, the Company sold 16.5 million Ordinary Shares for net proceeds of approximately $606 million. On September 12, 2000, the Company completed the sale of 12.25 million Ordinary Shares for net proceeds of approximately $400 million.

   ACE is a holding company whose principal source of income is investment income and dividends from its operating subsidiaries. The ability of the operating subsidiaries to pay dividends to ACE and the Company's ability to pay dividends to its shareholders are each subject to legal and regulatory restrictions. The declaration and payment of future dividends will be at the discretion of the Board of Directors and will be dependent upon the profits and financial requirements of the Company and other factors, including legal restrictions on the payment of dividends and such other factors as the Board of Directors deems relevant. See "Management's Discussion and Analysis of Results of Operations and Financial Condition Liquidity and Capital Resources" in the 2000 Annual Report to Shareholders filed with this Form 10-K.

Item 6. Selected Financial Data

   Selected financial data for the two years ended December 31, 2000 and 1999, the three month period ended December 31, 1998, and the three years ended September 30, 1998, is incorporated by reference to page 3 of the 2000 Annual Report to Shareholders filed in Exhibit 13.1 filed with this Form 10-K.

Item 7. Management's Discussion and Analysis of Results of Operations And Financial Condition

   This item is incorporated by reference to pages 32 through 50 of the 2000 Annual Report to Shareholders filed in Exhibit 13.1 filed with this Form 10-K.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

   This item is incorporated by reference to page 49 of the 2000 Annual Report to Shareholders filed in Exhibit 13.1 filed with this Form 10-K.

Item 8. Financial Statements and Supplementary Data

   This item is incorporated by reference to pages 51 through 93 of the 2000 Annual Report to Shareholders filed in Exhibit 13.1 filed with this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   There have been no changes in nor any disagreements with accountants on accounting and financial disclosure within the two years ended December 31, 2000.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

   This item is incorporated by reference to the sections entitled "Election of Directors-Nominees for Election to Terms Expiring in 2004" and "Election of Directors-Directors Whose Terms of Office Will Continue After This Meeting" of the definitive proxy statement for the Annual General Meeting of Shareholders to be held on May 11, 2001, which involves the election of directors and will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

Item 11. Executive Compensation

   This item is incorporated by reference to the section entitled "'Executive Compensation" of the definitive proxy statement for the Annual General Meeting of Shareholders to be held on May 11, 2001, which will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

Item 12. Security Ownership and Certain Beneficial Owners and Management

   This item is incorporated by reference to the section entitled "Beneficial Ownership of Ordinary Shares" of the definitive proxy statement for the Annual General Meeting of Shareholders to be held on May 11, 2001, which will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

Item 13. Certain Relationships and Related Transactions

   This item is incorporated by reference to the section entitled "Election of Directors-Certain Business Relationships" of the definitive proxy statement for the Annual General Meeting of Shareholders to be held on May 11, 2001, which will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

                                    PART IV

Item 14. Exhibits, Financial Statements, Schedules And Reports On Form-8-K

   (a) Financial Statements, Schedules and Exhibits

   1. Financial Statements

   The following is a list of financial statements filed as part of this Report, all of which have been incorporated by reference to the material in the 2000 Annual Report to Shareholders as described under Item 8 of this Report

  -- Report of Independent Accountants
  -- Consolidated Balance Sheets at December 31, 2000 and 1999
  -- Consolidated Statements of Operations for the years ended December 31,
     2000 and 1999, the three months ended December 31, 1998, and the year ended September 30, 1998
  -- Consolidated Statements of Shareholders' Equity for the years ended
     December 31, 2000 and 1999, the three months ended December 31, 1998, and the year ended September 30, 1998
  -- Consolidated Statements of Comprehensive Income for the years ended
     December 31, 2000 and 1999, the three months ended December 31, 1998, and the year ended September 30, 1998
  -- Consolidated Statements of Cash Flows for the years ended December 31,
     2000 and 1999, the three months ended December 31, 1998, and the year ended September 30, 1998
  -- Notes to Consolidated Financial Statements.

   2. Financial Statement Schedules

     Included in Part IV of this report.

                                                                 Schedule
                                                                  Number  Page
                                                                 -------- ----
   -- Report of Independent Accountants on financial statement
      schedules included in Form 10-K...........................           35
   -- Summary of Investments....................................     I     36
   -- Condensed financial information of the Registrant as of
      December 31, 2000 and 1999, and for the years ended
      December 31, 2000 and 1999, the three months ended
      December 31, 1998, and the year ended September 30, 1998..    II     37
   -- Supplemental information concerning Property/Casualty
      Insurance Operations......................................    VI     40

   Other schedules have been omitted as they are not applicable to the Company, or the required information has been included in the financial statements and related notes.

3. Exhibits

 2.1 Amended and Restated Agreement and Plan of Merger, dated as of October
     26, 1999, among Capital Re Corporation, ACE Limited and CapRe
     Acquisition Corp. (Incorporated by reference to Exhibit 2.1 to
     Registration Statement on Form S-4 (No. 333-90927))
 2.2 First Amendment to Amended and Restated Agreement and Plan of Merger, dated as of November 29, 1999, among Capital Re Corporation, ACE Limited and CapRe Acquisition Corp. (Incorporated by reference to Exhibit 2.5 to
     Registration Statement on Form S-4 (No. 33-90927))
 2.3 Acquisition Agreement, dated as of January 11, 1999, among CIGNA
     Corporation, CIGNA Holdings, Inc. and ACE Limited (Incorporated by reference to Exhibit 2.1 of the Form 8-K current report (Date of earliest event reported: July 2, 1999)

  2.4   Amendment No. 1 to Acquisition Agreement, dated as of July 2, 1999,
        CIGNA Corporation, CIGNA Holdings, Inc. and ACE Limited (Incorporated
        by reference to Exhibit 2.2 of the Form 8-K current report (Date of earliest event reported: July 2, 1999))
  2.5   Amendment No. 2 to Acquisition Agreement, dated as of July 2, 1999,
        CIGNA Corporation, CIGNA Holdings, Inc. and ACE Limited (Incorporated
        by reference to Exhibit 2.3 of the Form 8-K current report (Date of earliest event reported: July 2, 1999))
  3.1   Memorandum of Association of the Company (Incorporated by reference to
        Exhibit 3.1 to Form 10-K for the year ended September 30, 1998)
  3.2   Articles of Association of the Company (Incorporated by reference to
        Exhibit 3.2 to Form 10-K for the year ended September 30, 1998)
  4.1   Memorandum of Association of the Company (see Exhibit 3.1)
  4.2   Articles of Association of the Company (see Exhibit 3.2)
  4.3   Specimen certificate representing Ordinary Shares (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of
        the Company (No. 33-57206))
  4.4   Form of the Declaration of Terms of Capital Re LLC 7.65% Cumulative
        Monthly Income Preferred Shares, Series A, January 24, 1994
        (Incorporated by reference to Exhibit 4.2 to Capital Re's Registration
        Statement on Form S-3 (Reg. No. 33-72090))
  4.5   Form of Liability Assumption Agreement dated as of January 24, 1994, between Capital Re Corporation and Capital Re LLC (Incorporated by
        reference to Exhibit 99.2 to Capital Re's Registration Statement on
        Form S-3 (Reg. No. 33-72090))
  4.6   Form of Loan Agreement dated as of January 24, 1994, between Capital Re
        Corporation and Capital Re LLC (Incorporated by reference to Exhibit
        99.1 to Capital Re's Registration Statement on Form S-3 (Reg. NO. 33-
        72090))
  4.7   Form of Payment and Guarantee Agreement dated as of January 24, 1999, by Capital Re Corporation and Capital Re LLC (Incorporated by reference to Exhibit 4.1 to Capital Re's Registration Statement on Form S-3 (Reg.
        No. 33-72090))
 10.1*  ACE Limited Annual Performance Incentive Plan (Incorporated by
        reference to Exhibit 10.13 to the Registration Statement on Form S-1 of
        the Company (No. 33-57206))
 10.2*  ACE Limited Equity Linked Incentive Plan (Incorporated by reference to
        Exhibit 10.14 to the Registration Statement on Form S-1 of the Company
        (No. 33-57206))
 10.3*  Amendment to ACE Limited Equity Linked Incentive Plan (Incorporated by
        reference to Exhibit 10.15 to the Registration Statement on Form S-1 of
        the Company (No. 33-57206))
 10.4*  ACE Limited Employee Retirement Plan, as amended through January 1,
        1999 (Incorporated by reference to Exhibit 10.4 to Form 10-K of the
        Company for the year ended December 31, 1999)
 10.5*  ACE Limited Supplement Retirement Plan (Incorporated by reference to
        Exhibit 10.25 to the Registration Statement on Form S-1 of the Company
        (No. 33-57206))
 10.6*  First Amendment to ACE Limited Supplement Retirement Plan (Incorporated
        by reference to Exhibit 10.26 to the Registration Statement on Form S-1
        of the Company (No. 33-57206))
 10.7*  Second Amendment to ACE Limited Supplement Retirement Plan
        (Incorporated by reference to Exhibit 10.27 to the Registration
        Statement on Form S-1 of the Company (No. 33-57206))
 10.8*  Form of restricted stock award dated August 24, 1993, to ACE Limited
        Directors (Incorporated by reference to Exhibit 10.39 to Form 10-K of the Company for the year ended September 30, 1993)
 10.9*  Employment Agreement, dated October 1, 1994, between ACE Limited and
        Brian Duperreault (Incorporated by reference to Exhibit 10.42 to Form
        10-K of the Company for the year ended September 30, 1994)
 10.10* Employment Agreement, dated January 9, 1995, between ACE Limited and
        Dominic J. Frederico (Incorporated by reference to Exhibit 10.45 to
        Form 10-K of the Company for the year ended September 30, 1995)
 10.11* Second amendment to ACE Limited Equity Linked Incentive Plan
        (Incorporated by reference to Exhibit 10.45 to Form 10-K of the Company for the year ended September 30, 1995)
 10.12* ACE Limited 1995 Long Term Incentive Plan (Incorporated by reference to
        Exhibit 10.35 to Form 10-Q of the Company for the quarter ended March
        31, 1996)
 10.13* Employee Stock Purchase Plan (Incorporated by reference to Exhibit
        10.36 to Form 10-Q of the Company for the quarter ended March 31, 1996)
 10.14* 1995 Outside Directors Plan (Incorporated by reference to Exhibit 10.37 to Form 10-Q of the Company for the quarter ended March 31, 1996)

 10.15* ACE Limited 1996 Tempest Replacement Option Plan (Incorporated by
        reference to Exhibit 10.24 to Form 10-K of the Company for the year ended September 30, 1996)
 10.16* First Amendment of ACE Limited 1995 Long Term Incentive Plan
        (Incorporated by reference to Exhibit 10.27 to Form 10-K of the Company for the year ended September 30, 1996)
 10.17* Third Amendment to Equity Linked Incentive Plan-Stock Appreciation
        Right Plan (Incorporated by reference to Exhibit 10.28 to Form 10-Q of the Company for the quarter ended March 31,1997)
 10.18* First Amendment of ACE Limited 1995 Outstanding Directors Plan
        (Incorporated by reference to Exhibit 10.29 to Form 10-Q of the Company for the quarter ended June 30, 1997)
 10.19* ACE Limited Elective Deferred Compensation Plan (Incorporated by
        reference to Exhibit 10.1 to Form 10-Q of the Company for the quarter ended December 31, 1997)
 10.20* ACE Limited Rules of the Approved U.K. Stock Option Program
        (Incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company for the quarter ended December 31, 1997)
 10.21  ACE US Holdings, Inc. Credit Sensitive Senior Notes due 2008 Indenture
        dated as of October 27, 1998 (Incorporated by reference to Exhibit
        10.37 of Form 10-K of the Company for the year ended September 30,
        1998)
 10.22* ACE Limited 1998 Long-Term Incentive Plan (as amended through the first amendment) (Incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Company for the quarter ended December 31, 1998)
 10.23* ACE Limited Rules of the Approved U.K. Stock Option Program
        (Incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company for the quarter ended December 31, 1997)
 10.24  Information Technology Services Agreement, dated as of June 29, 1999, among ACE INA Holdings Inc. and International Business Machines
        Corporation (Incorporated by reference to Exhibit 99.1 of the Form 8-K current report (Date of earliest event reported: July 2, 1999))
 10.25  Remarketing and Contingent Purchase Agreement, dated June 30, 1999, among ACE Limited, ACE INA Holdings Inc., ACE RHINOS Trust and Banc of
        America Securities LLC (Incorporated by reference to Exhibit 99.2 of the Form 8-K current report (Date of earliest event reported: July 2,
        1999))
 10.26  Indenture, dated as of June 15, 1999, between ACE RHINOS Trust,
        Holdings and The First National Bank of Chicago, as Trustee
        (Incorporated by reference to Exhibit 99.4 of the Form 8-K current report (Date of earliest event reported: July 2, 1999))
 10.27  Supplemental Indenture, dated as of June 30, 1999, between ACE RHINOS
        Trust, Holdings and The First National Bank of Chicago, as Trustee
        (Incorporated by reference to Exhibit 99.5 of the Form 8-K current report (Date of earliest event reported: July 2, 1999)
 10.28* Second Amendment of the ACE Limited 1995 Outside Directors Plan
        (Incorporated by reference to Exhibit 10.1 to the Form 10-Q of the
        Company for the quarter ended June 30, 1999)
 10.29* Third Amendment of the ACE Limited 1995 Outside Directors Plan
        (Incorporated by reference to Exhibit 10.2 to the Form 10-Q of the
        Company for the quarter ended June 30, 1999)
 10.30  Senior Indenture, dated as of August 1, 1999, among ACE INA Holdings,
        Inc., ACE Limited and Bank One, NA (formerly The First National Bank of
        Chicago), as trustee (Incorporated by reference to Exhibit 4.5 to registration statement on Form S-1 of the Company (No. 333-78841))
 10.31* ACE Limited 1999 Replacement Long Term Incentive Plan (Incorporated by
        reference to Exhibit 10.1 to the Form 10-Q of the Company for the
        quarter ended September 30, 1999)
 10.32  Indenture, dated as of November 30, 1999, among ACE INA Holdings, Inc.
        and Bank One Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 10.38 to Form 10-K of the Company for the year ended
        December 31, 1999)
 10.33  Supplemental Indenture No. 1, dated as of December 6, 1999, among ACE
        INA Holdings, Inc. and Bank One Trust Company, N.A., as trustee
        (Incorporated by reference to Exhibit 10.39 to Form 10-K of the Company for the year ended December 31, 1999)
 10.34  Amended and Restated Trust Agreement, dated December 20, 1999, among
        ACE INA Holdings, Inc., Bank One Trust Company, National Association,
        as property trustee, Bank One Delaware Inc., as Delaware trustee and the administrative trustees named therein (Incorporated by reference to
        Exhibit 10.40 to Form 10-K of the Company for the year ended December
        31, 1999)
 10.35  Indenture, dated as of December 1, 1999, among ACE INA Holdings, Inc.,
        ACE Limited and Bank One Trust Company, National Association
        (Incorporated by reference to Exhibit 10.41 to Form 10-K of the Company for the year ended December 31, 1999)

 10.36  Common Securities Guarantee Agreement, dated as of December 20, 1999
        (Incorporated by reference to Exhibit 10.42 to Form 10-K of the Company for the year ended December 31, 1999)
 10.37  Preferred Securities Guarantee Agreement, dated as of December 20, 1999
        (Incorporated by reference to Exhibit 10.43 to Form 10-K of the Company for the year ended December 31, 1999)
 10.38* Service Agreement between ACE London Services Limited and John Robert
        Charman dated July 9, 1998 (Incorporated by reference to Exhibit 10.44 to Form 10-K of the Company for the year ended December 31, 1999)
 10.39* Deed of Covenant dated July 9, 1998, between John Robert Charman and
        Tarquin Limited (Incorporated by reference to Exhibit 10.45 to Form 10-
        K of the Company for the year ended December 31, 1999)
 10.40* Consulting Agreement dated as of January 1, 2000, between Kramer
        Capital Corp. and the Company (Incorporated by reference to Exhibit
        10.46 to Form 10-K of the Company for the year ended December 31, 1999)
 10.41* Promissory note from Dominic Frederico (Incorporated by reference to Exhibit 10.47 to Form 10-K of the Company for the year ended December
        31, 1999)
 10.42 $75 million Credit Facility (subsequently amended to $100 million) between Capital Re Company, Various Banks and Deutsche Bank AG, as
        Agent (Incorporated by reference to Exhibit 4.09 to the Annual Report on Form 10-K for Capital Re Corporation for the fiscal year ended
        December 31, 1994 (Comm. File No. 1-10995))
 10.43  Reimbursement Agreement dated as of September 8, 1999, among ACE
        Limited, ACE Bermuda Insurance Ltd., ACE Tempest Reinsurance Ltd.,
        (formerly known as Tempest Reinsurance Company Limited), as account parties, various banks, financial institutions and other institutional lenders, Mellon Bank, N.A., as issuing bank, Deutsche Bank of AG, New
        York and/or Cayman Islands Branches and Fleet National Bank as documentation agents, and Mellon Bank, N.A. as administrative agent
        (Incorporated by reference to Exhibit 10.52 to Form 10-K of the Company for the year ended December 31, 1999)
 10.44* ACE Limited 1999 Replacement Stock Plan (Incorporated by reference to
        Exhibit 10.54 to Form 10-K of the Company for the year ended December
        31, 1999)
 10.45 Amendment dated as of January 27, 1998, to $100 Million Credit Facility between Capital Reinsurance Company, Various Banks and Deutsche Bank
        AG, as Agent (Incorporated by reference to Exhibit 4.11 to Form 10-K for the year ended December 31, 1997 for Capital Re Corporation (Comm.
        File No. 1-10995))
 10.46 Amendment dated as of March 22, 1999, to $100 Million Credit Facility between Capital Reinsurance Company, Various Banks and Deutsche Bank
        AG, as Agent (Incorporated by reference to Exhibit 4.11 to Form 10-K for the year ended December 31, 1998 for Capital Re Corporation (Comm.
        File No. 1-10995))
 10.47  Purchase Contract Agreement, dated as of April 12, 2000, between ACE
        Limited and The Bank of New York, acting as purchase contract agent for the Holders of Securities (Incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company for the quarter ended March 31, 2000)
 10.48  Remarketing Agreement, dated as of April 12, 2000, among ACE Limited,
        The Bank of New York and Merrill Lynch & Co., Merrill Lynch, Pierce,
        Fenner & Smith Incorporated (Incorporated by reference to Exhibit 10.3 to Form 10-Q of the Company for the quarter ended March 31, 2000)
 10.49  Pledge Agreement, dated as of April 12, 2000, among ACE Limited; The
        Bank of New York, as Collateral Agent, Custodial Agent and Securities
        Intermediary; and The Bank of New York, as Purchase Contract Agent
        (Incorporated by reference to Exhibit 10.4 to Form 10-Q of the Company for the quarter ended March 31, 2000)
 10.50* ACE USA Officer Deferred Compensation Plan (as amended through January
        1, 2000) (Incorporated by reference to Exhibit 10.5 to Form 10-Q of the
        Company for the quarter ended March 31, 2000)
 10.51* ACE USA Supplemental Employee Retirement Savings Plan (Incorporated by reference to Exhibit 10.6 to Form 10-Q of the Company for the quarter ended March 31, 2000)
 10.52  Amendment to Reimbursement Agreement dated as of March 15, 2000, among
        ACE Limited, ACE Bermuda Insurance Ltd., ACE Tempest Reinsurance Ltd.
        (formerly known as Tempest Reinsurance Company Limited), Deutsche Bank
        AG, New York and/or Cayman Islands Branches and Fleet National Bank as
        Documentation Agents, and Mellon Bank, as Issuing Bank and
        Administrative Agent. (Incorporated by reference to Exhibit 10.9 to
        Form 10-Q of the Company for the quarter ended March 31, 2000)
 10.53  Amended and Restated Five Year Credit Agreement among ACE Limited, ACE
        Bermuda Insurance Company Ltd., ACE INA Holdings, Inc. and ACE
        Financial Services, Inc., Mellon Bank, N.A., Bank of America, N.A. and
        The Chase Manhattan Bank, dated May 8, 2000 (Incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company for the quarter ended June
        30, 2000)

 10.54  Amended and Restated 364 Day Credit Agreement among ACE Limited, ACE
        Bermuda Insurance Ltd., ACE Tempest Reinsurance Ltd. (formerly known as
        Tempest Reinsurance Company Limited), ACE INA Holdings Inc., ACE
        Guaranty Re Inc., Bank of America, N.A., The Chase Manhattan Bank and
        Morgan Guaranty Trust Company of New York dated May 8, 2000
        (Incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company for the quarter ended June 30, 2000)
 10.55  Third Amendment to Reimbursement Agreement amends the Reimbursement
        Agreement, dated as of September 8, 1999, and amended as of November
        30, 1999 and as of March 15, 2000, among ACE Limited, ACE Bermuda
        Insurance Ltd., ACE Tempest Reinsurance Ltd. (formerly known as Tempest
        Reinsurance Company Limited), Deutsche Bank AG, New York and/or Cayman
        Islands Branches and Fleet National Bank, as Documentation Agents, and
        Mellon Bank, N.A dated September 1, 2000 (Incorporated by reference to
        Exhibit 10.2 to Form 10-Q of the Company for the quarter ended
        September 30, 2000)
 10.56  Fourth Amendment to Reimbursement Agreement which amends the
        Reimbursement Agreement, dated as of September 8, 1999, and amended as of November 30, 1999, as of March 15, 2000 and as of September 1, 2000, among ACE Limited, ACE Bermuda Insurance Ltd. ACE Tempest Reinsurance
        Ltd. (formerly known as Tempest Reinsurance Company Limited), Deutsche
        Bank AG, New York and/or Cayman Islands Branches and Fleet National
        Bank, as Documentation Agents, and Mellon Bank, N.A., as Issuing Bank and Administrative Agent dated as of October 5, 2000 (Incorporated by reference to Exhibit 10.3 to Form 10-Q of the Company for the quarter ended September 30, 2000)
 10.57  The first amendment which amends the Amended and Restated Five Year
        Credit Agreement dated as of May 8, 2000, among ACE Limited, ACE
        Bermuda Insurance Ltd. ACE Tempest Reinsurance Ltd., (formerly known as
        Tempest Reinsurance Company Limited), ACE INA Holdings Inc. and ACE
        Financial Services, Inc., various financial institutions, and Morgan
        Guaranty Trust Company of New York, as administrative agent dated as of October 23, 2000 (Incorporated by reference to Exhibit 10.4 to Form 10-
        Q of the Company for the quarter ended September 30, 2000)
 10.58  The first amendment which amends the Amended and Restated 364-Day
        Credit Agreement dated as of May 8, 2000, among ACE Limited, ACE
        Bermuda Insurance Ltd., ACE Tempest Reinsurance Ltd., (formerly known as Tempest Reinsurance Company Limited), ACE INA Holdings Inc. and ACE
        Guaranty Re Inc., various financial institutions and Morgan Guaranty
        Trust Company of New York ("MGT"), as administrative agent dated as of October 23, 2000 (Incorporated by reference to Exhibit 10.5 to Form 10-
        Q of the Company for the quarter ended September 30, 2000)
 10.59* First Amendment to ACE Limited Employee Stock Purchase Plan
 10.60* Amendment to ACE Limited Employee Retirement Plan effective as of
        January 1, 2000.
 10.61  Amendment and Restatement Agreement relating to a Letter of Credit
        Facility Agreement dated November 17, 2000 among ACE Limited, ACE
        Bermuda Insurance Ltd., Citibank, N.A., as arranger, Barclays Bank plc and ING Barings, as co-arrangers and Citibank International plc, as agent
 13.1   Pages 3 and 32 through 93 of the 2000 Annual Report to Shareholders
 21.1   Subsidiaries of the Company
 23.1   Consent of PricewaterhouseCoopers LLP

* Management Contract or Compensation Plan

   (b) Reports on Form 8-K

   The Company filed a Form 8-K current report (date of earliest event reported: December 12, 2000), pertaining to legal action initiated against CIGNA Corporation for breach of contract arising from ACE's $3.45 billion acquisition of CIGNA's property and casualty business.

            REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT
                        SCHEDULES INCLUDED IN FORM 10-K

   Our report on the consolidated financial statements of ACE LIMITED AND SUBSIDIARIES has been incorporated by reference in this Form 10-K from page 52 of the 2000 Annual Report to Shareholders of ACE Limited. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in item 14 of this Form 10-K.

   In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as whole, present fairly, in all material respects, the information required to be included therein.

                                          PricewaterhouseCoopers LLP

New York, New York
February 14, 2001

                                   SCHEDULE I

       SUMMARY OF INVESTMENTS--OTHER THAN INVESTMENTS IN RELATED PARTIES

                          ACE LIMITED AND SUBSIDIARIES
                               December 31, 2000

                                        Cost or                    Amount
                                       Amortized              at which shown in
                                         Cost     Fair Value  the balance sheet
                                      ----------- ----------- -----------------
                                           (in thousands of U.S. dollars)
Fixed maturities:
Bonds:
  U.S. Treasury and agency........... $ 1,179,018 $ 1,216,544    $ 1,216,544
  Non-U.S. governments...............     277,536     284,921        284,921
  Corporate securities...............   5,450,681   5,378,203      5,378,203
  Mortgage-backed securities.........   1,689,849   1,712,949      1,712,949
  States, municipalities and
   political subdivision.............   2,043,853   2,128,692      2,128,692
                                      ----------- -----------    -----------
    Total fixed maturities...........  10,640,937  10,721,309     10,721,309
                                      =========== ===========    ===========
Equity securities:
Common stock:
  Public utilities...................      41,479      48,239         48,239
  Banks, trust and insurance
   companies.........................      53,979      72,042         72,042
  Industrial, miscellaneous and all
   other.............................     396,839     409,808        409,808
Non redeemable preferred stock.......       2,752       1,957          1,957
                                      ----------- -----------    -----------
    Total equity securities..........     495,049     532,046        532,046
                                      ----------- -----------    -----------
Other investments....................     518,130     531,116        531,116
                                      ----------- -----------    -----------
Short-term investments and cash......   1,977,853   1,977,853      1,977,853
                                      ----------- -----------    -----------
    Total investments and cash....... $13,631,969 $13,762,324    $13,762,324
                                      =========== ===========    ===========

                                  SCHEDULE II

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                          ACE LIMITED AND SUBSIDIARIES

                      BALANCE SHEETS (Parent Company Only)
                           December 31, 2000 and 1999

                                                        2000         1999
                                                     -----------  -----------
                                                      (in thousands of U.S.
                                                            dollars)
Assets
Investments and cash
  Investments in subsidiaries and affiliate on
   equity basis..................................... $ 4,975,663  $ 4,438,895
  Fixed maturities..................................     402,491      201,596
  Short-term investments............................       3,247       27,503
  Other investments, at cost........................      27,715       27,850
  Cash..............................................      46,516       15,457
                                                     -----------  -----------
    Total investments and cash......................   5,455,632    4,711,301
Due from subsidiaries and affiliates, net...........     318,806      201,548
Other assets........................................      27,404       29,497
                                                     -----------  -----------
    Total assets.................................... $ 5,801,842  $ 4,942,346
                                                     ===========  ===========
Liabilities
Accounts payable and accrued liabilities............ $    37,454  $    42,979
Dividends payable...................................      33,127       23,921
Short-term debt.....................................         --       424,886
                                                     -----------  -----------
    Total liabilities...............................      70,581      491,786
                                                     -----------  -----------
Mezzanine equity....................................     311,050          --
                                                     -----------  -----------
Shareholders' equity
Ordinary Shares.....................................       9,681        9,061
Additional paid-in capital..........................   2,637,085    2,214,989
Unearned stock grant compensation...................     (29,642)     (28,908)
Retained earnings...................................   2,733,633    2,321,570
Accumulated other comprehensive income (loss).......      69,454      (66,152)
                                                     -----------  -----------
    Total shareholders' equity......................   5,420,211    4,450,560
                                                     -----------  -----------
Total liabilities, mezzanine equity and
 shareholders' equity............................... $ 5,801,842  $ 4,942,346
                                                     ===========  ===========

                             SCHEDULE II (Cont'd.)

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                          ACE LIMITED AND SUBSIDIARIES

                 STATEMENTS OF OPERATIONS (Parent Company Only)
For the years ended December 31, 2000 and 1999, the three months ended December
                                   31, 1998,
                     and the year ended September 30, 1998

                                                     Three Months
                            Year Ended   Year Ended     Ended      Year Ended
                           December 31, December 31, December 31, September 30,
                               2000         1999         1998         1998
                           ------------ ------------ ------------ -------------
                                      (in thousands of U.S. dollars)
Revenues
  Investment income,
   including
   intercompany interest
   income.................   $ 36,841     $ 33,877     $  2,951     $ (12,514)
  Equity in net income of
   subsidiaries
   and affiliate..........    575,032      400,623      245,619       616,658
  Net realized gains
   (losses) on
   investments............     (1,623)      (9,354)          (4)           (6)
                             --------     --------     --------     ---------
                              610,250      425,146      248,566       604,138
Expenses
  Administrative and other
   expenses...............    (67,268)     (60,183)     (10,027)      (43,987)
                             --------     --------     --------     ---------
    Net income............   $542,982     $364,963     $238,539     $ 560,151
                             ========     ========     ========     =========

                             SCHEDULE II (Cont'd.)

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                          ACE LIMITED AND SUBSIDIARIES

                 STATEMENTS OF CASH FLOWS (Parent Company Only)
For the years ended December 31, 2000 and 1999, the three months ended December
                31, 1998, and the year ended September 30, 1998

                                                         Three
                           Year Ended   Year Ended    Months Ended  Year Ended
                          December 31, December 31,  December 31,  September 30,
                              2000         1999          1998          1998
                          ------------ ------------  ------------- -------------
                                     (in thousands of U.S. Dollars)
Cash flows from
 operating activities
 Net income.............   $ 542,982   $   364,963     $ 238,539     $ 560,151
 Adjustments to
  reconcile net income
  to net cash provided
  by operating
  activities
  Equity in net income
   of subsidiaries and
   affiliate............    (575,032)     (400,623)     (245,619)     (616,658)
  Net realized gains
   (losses) on
   investments..........       1,623         9,354             4             6
  Amortization of
   premium/discounts on
   fixed maturities.....       (764)       (3,176)           --            --
  Amounts due to
   subsidiaries and
   affiliate, net.......      (6,914)     (113,634)       49,463       (42,585)
  Accounts payable and
   accrued liabilities..      (5,525)       37,808        (1,606)          (33)
  Accrued interest on
   advances from
   affiliate............     (14,831)      (15,353)          --        (18,250)
  Other.................       9,437       (19,430)      (10,919)        2,403
                           ---------   -----------     ---------     ---------
    Net cash flows (used
     for) from operating
     activities.........     (49,024)     (140,091)       29,862      (114,966)
                           ---------   -----------     ---------     ---------
Cash flow from investing
 activities
  Purchases of fixed
   maturities...........    (618,049)     (402,079)     (305,423)          --
  Sales of fixed
   maturities...........     449,766       467,010           --            --
  Other investments.....         135        (6,837)       12,453          (314)
  Dividends received
   from subsidiaries....     101,147       966,000       300,000       365,000
  Capitalization of
   subsidiaries.........     (27,103)   (1,160,351)          --       (856,477)
  Advances to
   affiliate............    (157,435)     (400,000)          --            --
  Repayment of advances
   to (from) affiliate..     307,435       (20,039)          --            --
  Intercompany sale of
   subsidiaries.........      82,244           --            --            --
                           ---------   -----------     ---------     ---------
    Net cash from (used
     for) investing
     activities.........     138,140      (556,296)        7,030      (491,791)
                           ---------   -----------     ---------     ---------
Cash flows from
 financing activities
  Dividends paid on
   Ordinary Shares......    (106,459)      (77,836)      (17,422)      (54,389)
  Dividends paid on
   FELINE PRIDES........     (15,254)
  Proceeds from bank
   debt.................     289,008       424,886           --        635,000
  Proceeds from exercise
   of options for
   shares...............      31,335         5,672         1,931         4,243
  Repayment of bank
   debt.................    (713,894)          --            --       (385,000)
  Proceeds from shares
   issued under ESPP....       1,234         1,151           --            955
  Advances from
   affiliates...........     125,000       330,513           --        504,600
  Proceeds from issuance
   of FELINE PRIDES.....     311,050           --            --            --
  Net proceeds from
   issuance of Ordinary
   Shares...............     400,320           --            --        605,899
  Loan repayments.......    (370,513)          --            --       (608,620)
  Issuance costs of
   FELINE PRIDES........      (9,884)          --            --            --
  Repurchase of Ordinary
   Shares...............         --            --            --       (107,644)
                           ---------   -----------     ---------     ---------
    Net cash (used for)
     from financing
     activities.........     (58,057)      684,386       (15,491)      595,044
                           ---------   -----------     ---------     ---------
  Net increase
   (decrease) in cash...      31,059       (12,001)       21,401       (11,713)
  Cash-beginning of
   period...............      15,457        27,458         6,057        17,770
                           ---------   -----------     ---------     ---------
  Cash end of period....   $  46,516   $    15,457     $  27,458     $   6,057
                           =========   ===========     =========     =========

                                  SCHEDULE VI

                          ACE LIMITED AND SUBSIDIARIES

       SUPPLEMENTARY INFORMATION CONCERNING PROPERTY/CASUALTY OPERATIONS

                                 Net                                        Losses and Loss
                               Reserves                                    Expenses Incurred   Amortization
                   Deferred   for Unpaid                                      Related to       of Deferred     Paid
                    Policy    Losses and               Net        Net     -------------------     Policy    Losses and    Net
                  Acquisition    Loss     Unearned   Premiums  Investment  Current    Prior    Acquisition     Loss     Premiums
                     Costs     Expenses   Premium     Earned     Income      Year      Year       Costs      Expenses   Written
                  ----------- ---------- ---------- ---------- ---------- ---------- --------  ------------ ---------- ----------
                                                          (in thousands of U.S. dollars)
Dec. 31, 2000...   $572,757   $9,330,950 $3,035,288 $4,534,763  $770,855  $2,996,429 $(60,364)   $650,741   $3,836,281 $4,879,354
Dec. 31, 1999...   $514,425   $8,908,817 $2,428,828 $2,485,737  $493,337  $1,601,278 $ 38,265    $338,076   $2,426,486 $2,495,348
Dec. 31, 1998
 (3 months).....   $ 67,502   $2,577,805 $  705,712 $  218,007  $ 85,095  $  126,139 $(14,970)   $ 27,812   $  216,450 $  154,103
Sept. 30, 1998..   $ 76,445   $2,678,341 $  773,702 $  894,303  $324,254  $  534,021 $(17,129)   $105,654   $  581,175 $  880,973

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

March 26, 2001

                               POWER OF ATTORNEY

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

      /s/ Brian Duperreault            Chairman, Chief Executive    March 26, 2001
______________________________________ Officer; Director
          Brian Duperreault

   /s/ Christopher Z. Marshall         Chief Financial Officer      March 26, 2001
______________________________________ (Principal Financial
       Christopher Z. Marshall         Officer)

        /s/ Robert A. Blee             Chief Accounting Officer     March 26, 2001
______________________________________ (Principal Accounting
            Robert A. Blee             Officer)

        /s/ Donald Kramer              Vice Chairman; Director      March 26, 2001
______________________________________
            Donald Kramer

       /s/ Michael G. Atieh            Director                     March 26, 2001
______________________________________
           Michael G. Atieh

      /s/ Bruce L. Crockett            Director                     March 26, 2001
______________________________________
          Bruce L. Crockett

      /s/ Roberto G. Mendoza           Director                     March 26, 2001
______________________________________
          Roberto G. Mendoza

      /s/ Meryl D. Hartzband           Director                     March 26, 2001
______________________________________
          Meryl D. Hartzband

     /s/ Robert M. Hernandez           Director                     March 26, 2001
______________________________________
         Robert M. Hernandez

        /s/ Peter Menikoff             Director                     March 26, 2001
______________________________________
            Peter Menikoff

        /s/ Thomas J. Neff             Director                     March 26, 2001
______________________________________
            Thomas J. Neff

       /s/ Glen M. Renfrew             Director                     March 26, 2001
______________________________________
           Glen M. Renfrew

         /s/ Robert Ripp               Director                     March 26, 2001
______________________________________
             Robert Ripp

       /s/ Walter A. Scott             Director                     March 26, 2001
______________________________________
           Walter A. Scott

      /s/ Dermot F. Smurfit            Director                     March 26, 2001
______________________________________
          Dermot F. Smurfit

       /s/ Robert W. Staley            Director                     March 26, 2001
______________________________________
           Robert W. Staley

        /s/ Gary M. Stuart             Director                     March 26, 2001
______________________________________
            Gary M. Stuart

       /s/ Sidney F. Wentz             Director                     March 26, 2001
______________________________________
           Sidney F. Wentz