Form 10-Q
period 2001-03-31
ACE LTD
filed 2001-05-15
CIK 896159

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549



                                 FORM 10-Q



(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the Quarterly Period Ended March 31, 2001

                                     OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Transition Period from ______________ to _____________



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

                          YES    X             NO
                              ------              -----


The number of registrant's Ordinary Shares ($0.041666667 par value) outstanding as of May 11, 2001 was 231,402,343.

                                ACE LIMITED

                             INDEX TO FORM 10-Q



Part I.  FINANCIAL INFORMATION
------------------------------                                         Page No.
                                                                       --------

Item 1.  Financial Statements:

         Consolidated Balance Sheets
                  March 31, 2001 (Unaudited) and December 31, 2000         3

         Consolidated Statements of Operations (Unaudited)
                  Three Months Ended March 31, 2001 and 2000               4

         Consolidated Statements of Shareholders' Equity (Unaudited)
                  Three Months Ended March 31, 2001 and 2000               5

         Consolidated Statements of Comprehensive Income (Unaudited)
                  Three Months Ended March 31, 2001 and 2000               6

         Consolidated Statements of Cash Flows (Unaudited)
                  Three Months Ended March 31, 2001 and 2000               7

         Notes to Interim Consolidated Financial Statements (Unaudited)    8

Item 2.  Management's Discussion and Analysis of Results of Operations
         and Financial Condition                                          22




Part II.  OTHER INFORMATION
---------------------------

Item 5.  Other Information                                                36

Item 6.  Exhibits and Reports on Form 8-K                                 36


                        ACE LIMITED AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS
                                                                                      March 31       December 31
                                                                                        2001             2000
                                                                                    -------------    ------------
                                                                                    (Unaudited)

                                                                                   (in thousands of U.S. dollars,
                                                                                  except share and per share data)

Assets
Investments and cash
     Fixed maturities available for sale, at fair value
        (amortized cost - $11,152,162 and $10,640,937)                          $   11,356,614       $  10,721,309
     Equity securities, at fair value (cost - $489,492 and $495,049)                   459,881             532,046
     Short-term investments, at fair value
        (amortized cost - $1,068,918 and $1,369,784)                                 1,068,918           1,369,784
     Other investments, at fair value (cost - $538,542 and $518,130)                   560,517             531,116
     Cash                                                                              683,072             608,069
                                                                                  -------------      --------------
           Total investments and cash                                               14,129,002          13,762,324

Accrued investment income                                                              195,960             183,011
Insurance and reinsurance balances receivable                                        2,319,146           2,095,573
Accounts and notes receivable                                                          333,087             388,996
Reinsurance recoverable                                                              9,382,942           8,994,940
Deferred policy acquisition costs                                                      621,060             572,757
Prepaid reinsurance premiums                                                         1,101,324             857,745
Goodwill                                                                             2,827,039           2,846,709
Deferred tax assets                                                                  1,138,876           1,144,261
Other assets                                                                           841,037             843,210
                                                                                  -------------       --------------
           Total assets                                                         $   32,889,473       $  31,689,526
                                                                                  =============       ==============
Liabilities
Unpaid losses and loss expenses                                                 $   17,945,386       $  17,388,394
Unearned premiums                                                                    3,604,637           3,035,288
Premiums received in advance                                                            70,803              63,123
Insurance and reinsurance balances payable                                           1,424,852           1,319,091
Contract holder deposit funds                                                          122,809             139,056
Accounts payable, accrued expenses and other liabilities                             1,198,980           1,316,449
Dividends payable                                                                       33,145              33,127
Short-term debt                                                                        371,612             364,509
Long-term debt                                                                       1,424,383           1,424,228
Trust preferred securities                                                             875,000             875,000
                                                                                  -------------       --------------
           Total liabilities                                                        27,071,607          25,958,265
                                                                                  -------------       --------------
Commitments and contingencies

Mezzanine equity                                                                       311,050             311,050
                                                                                  -------------       --------------
Shareholders' equity
Ordinary Shares ($0.041666667 par value, 300,000,000 shares authorized;
     231,383,700 and 232,346,579 shares issued and outstanding)                          9,641               9,681
Additional paid-in capital                                                           2,624,351           2,637,085
Unearned stock grant compensation                                                      (44,914)            (29,642)
Retained earnings                                                                    2,792,451           2,733,633
Accumulated other comprehensive income                                                 125,287              69,454
                                                                                  -------------       --------------
           Total shareholders' equity                                                5,506,816           5,420,211
                                                                                  -------------       --------------
           Total liabilities, mezzanine equity and shareholders' equity         $   32,889,473       $  31,689,526
                                                                                  =============       ==============

                            See accompanying notes to interim consolidated financial statements


                        ACE LIMITED AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS

             For the three months ended March 31, 2001 and 2000
                                (Unaudited)
                                                                      Three Months Ended
                                                                           March 31
                                                                   2001                 2000
                                                               -------------       -------------
                                                               (in thousands of U.S. dollars,
                                                                   except per share data)
Revenues
     Gross premiums written                                  $ 2,561,638          $ 1,996,960
     Reinsurance premiums ceded                                 (826,520)            (539,938)
                                                               ------------         -------------

     Net premiums written                                      1,735,118            1,457,022
     Change in unearned premiums                                (366,002)            (352,216)
                                                               ------------         -------------

     Net premiums earned                                       1,369,116            1,104,806
     Net investment income                                       204,430              182,935
     Net realized gains (losses) on investments                  (19,375)              56,740
                                                               ------------         -------------

        Total revenues                                         1,554,171            1,344,481
                                                               ------------         -------------

Expenses
     Losses and loss expenses                                    951,946              715,483
     Policy acquisition costs                                    166,690              150,642
     Administrative expenses                                     193,293              194,008
     Amortization of goodwill                                     19,880               19,646
     Interest expense                                             54,324               57,189
                                                               ------------         -------------
        Total expenses                                         1,386,133            1,136,968
                                                               ------------         -------------

Income before income tax and cumulative effect of
   adopting a new accounting standard                            168,038              207,513

Income tax expense                                                26,974               33,000
                                                               ------------         -------------

Income before cumulative effect of adopting a new
  accounting standard                                            141,064              174,513
Cumulative effect of adopting a new accounting
  standard (net of income tax)                                   (22,670)                   -
                                                               ------------         -------------

Net income                                                   $   118,394          $   174,513
                                                               ============         =============

Basic earnings per share before cumulative effect of
  adopting a new accounting standard                         $      0.58          $      0.80
                                                               ============         =============

Basic earnings per share                                     $      0.48          $      0.80
                                                              =============          ============

Diluted earnings per share before cumulative effect of
  adopting a new accounting standard                         $      0.55          $      0.80
                                                               ============         =============

Diluted earnings per share                                   $      0.46          $      0.80
                                                               ============         =============


            See accompanying notes to interim consolidated financial statements





                        ACE LIMITED AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

             For the three months ended March 31, 2001 and 2000
                                (Unaudited)

                                                                   Three Months Ended
                                                                        March 31
                                                               2001                 2000
                                                           --------------       --------------
                                                             (in thousands of U.S. dollars)

Ordinary Shares
     Balance - beginning of period                        $      9,681          $     9,061
     Ordinary shares issued                                          1                    3
     Exercise of stock options                                      14                    2
     Issued under Employee Stock Purchase Plan (ESPP)                4                    -
     Cancellation of Shares                                        (15)                 (28)
     Repurchase of Shares                                          (44)                   -
                                                           --------------       --------------
        Balance - end of period                                  9,641                9,038
                                                           --------------       --------------
Additional paid-in capital
     Balance - beginning of period                           2,637,085            2,214,989
     Ordinary Shares issued                                        487                  735
     Exercise of stock options                                   6,931                  557
     Issued under Employee Stock Purchase Plan (ESPP)            2,806                    -
     Cancellation of Ordinary Shares                           (10,870)             (18,950)
     Repurchase of Ordinary Shares                             (12,088)                   -
                                                           --------------       --------------
        Balance - end of period                              2,624,351            2,197,331
                                                           --------------       --------------
Unearned stock grant compensation
     Balance - beginning of period                             (29,642)             (28,908)
     Stock grants awarded                                      (17,294)              (1,750)
     Stock grants forfeited                                         59                    -
     Amortization                                                1,963                2,300
                                                           --------------       --------------
        Balance - end of period                                (44,914)             (28,358)
                                                           --------------       --------------
Retained earnings
    Balance - beginning of period                            2,733,633            2,321,570
    Net income                                                 118,394              174,513
    Dividends declared on Ordinary Shares                      (30,080)             (23,859)
    Dividends declared on FELINE PRIDES                         (6,348)                   -
    Repurchase of Ordinary Shares                              (23,148)                   -
                                                           --------------       --------------
      Balance - end of period                                2,792,451            2,472,224
                                                           --------------       --------------
Accumulated other comprehensive income (loss)
    Net unrealized appreciation (depreciation) on
       investments
     Balance - beginning of period                             102,335               (83,327)
     Change in period, net of income tax                        52,078                  (242)
                                                           --------------       --------------
        Balance - end of period                                154,413               (83,569)
                                                           --------------       --------------
     Cumulative translation adjustments
     Balance - beginning of period                             (32,881)               17,175
     Net adjustment for period, net of income tax                3,755               (15,447)
                                                           --------------       --------------
        Balance - end of period                                (29,126)                1,728
                                                           --------------       --------------
     Accumulated other comprehensive income (loss)             125,287               (81,841)
                                                           --------------       --------------
           Total shareholders' equity                     $  5,506,816          $  4,568,394
                                                           ==============       ==============


                               See accompanying notes to interim consolidated financial statements



                        ACE LIMITED AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

             For the three months ended March 31, 2001 and 2000
                                (Unaudited)

                                                                     Three Months Ended
                                                                           March 31
                                                                    2001             2000
                                                                --------------   -------------
                                                                     (in thousands of U.S.
                                                                           dollars)

Net income                                                     $  118,394        $  174,513

Other comprehensive income (loss)
Net unrealized appreciation on investments
   Unrealized appreciation on investments                          76,386            72,229
   Less: reclassification adjustment for net realized gains
         included in net income                                    (9,925)          (63,059)
                                                                 ---------        ----------
                                                                   66,461             9,170

Cumulative translation adjustments                                  1,860           (22,418)
                                                                 ---------        ----------
Other comprehensive income (loss), before income tax               68,321           (13,248)

Income tax expense related to other
   comprehensive income items                                     (12,488)           (2,441)
                                                                 ---------        ----------
Other comprehensive income (loss)                                  55,833           (15,689)
                                                                 ---------        ----------

Comprehensive income                                           $  174,227        $  158,824
                                                                 =========        ==========




                           See accompanying notes to interim consolidated financial statements


















                        ACE LIMITED AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

             For the three months ended March 31, 2001 and 2000
                                (Unaudited)

                                                                          Three Months ended
                                                                               March 31
                                                                        2001             2000
                                                                     ------------    -------------
                                                                     (in thousands of U.S. dollars)

Cash flows from operating activities
Net income                                                          $  118,394        $  174,513
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Unearned premiums                                                 574,914           344,193
     Unpaid losses and loss expenses, net of
       reinsurance recoverable                                         181,035           574,116
     Prepaid reinsurance premiums                                     (243,579)           (4,050)
     Deferred income taxes                                              (7,750)           (4,094)
     Net realized (gains) losses on investments                         19,375           (56,740)
     Amortization of premium/discounts on fixed maturities              (3,626)              393
     Amortization of goodwill                                           19,880            19,646
     Deferred policy acquisition costs                                 (50,057)          (54,906)
     Insurance and reinsurance balances receivable                    (226,991)         (304,004)
     Premiums received in advance                                        7,680             3,571
     Insurance and reinsurance balances payable                        120,025          (472,242)
     Accounts payable, accrued expenses and other liabilities         (118,490)         (270,080)
     Net change in contract holder deposit funds                       (14,903)           (8,006)
     Cumulative effect of adopting a new accounting standard            22,670                -
     Other                                                              (9,898)          (26,318)
                                                                     ----------       -----------
          Net cash flows from (used for) operating activities       $  388,679        $  (84,008)
                                                                     ----------       -----------
Cash flows from investing activities
     Purchases of fixed maturities                                  (4,319,684)       (2,712,024)
     Purchases of equity securities                                    (36,028)         (146,166)
     Sales of fixed maturities                                       4,019,993         2,800,521
     Sales of equity securities                                         50,949           492,175
     Maturities of fixed maturities                                     73,558             4,094
     Net realized gains (losses) on financial future contracts         (28,220)            8,877
     Other investments                                                 (19,412)         (114,900)
                                                                     ----------       -----------
          Net cash from (used for) investing activities             $ (258,844)       $  332,577
                                                                     ----------       -----------

Cash flows from financing activities
     Dividends paid on Ordinary Shares                              $  (29,995)       $  (23,917)
     Dividends paid on FELINE PRIDES                                    (6,415)               -
     Net proceeds from (repayment of) short-term debt                    7,103          (316,522)
     Proceeds from exercise of options for Ordinary Shares               6,945               559
     Proceeds from shares issued under
       Employee Stock Purchase Plan                                      2,810                -
     Repurchase of Ordinary Shares                                     (35,280)               -
     Proceeds from issuance of trust preferred securities                    -           300,000
                                                                     ----------       -----------
          Net cash used for financing activities                    $  (54,832)       $  (39,880)
                                                                     ----------       -----------

Net increase in cash                                                    75,003           208,689

Cash - beginning of period                                             608,069           599,232
                                                                     ----------       -----------
Cash - end of period                                                $  683,072        $  807,921
                                                                     ==========       ===========


                     See accompanying notes to interim consolidated financial statements

                        ACE LIMITED AND SUBSIDIARIES
             NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

1.       General

The interim consolidated financial statements, which include the accounts of the Company and its subsidiaries, have been prepared on the basis of accounting principles generally accepted in the United States of America and, in the opinion of management, reflect all adjustments (consisting of normally recurring accruals) necessary for a fair presentation of results for such periods. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the consolidated financial statements, and related notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

ACE Limited ("ACE" or "the Company") is a holding company incorporated with limited liability under the Cayman Islands Companies Law and maintains its business office in Bermuda. The Company, through its various subsidiaries, provides insurance and reinsurance for a diverse group of customers worldwide. ACE operates through six business segments: ACE Bermuda, ACE Global Markets, ACE Global Reinsurance, ACE USA, ACE International and ACE Financial Services.

The analysis of gross premiums written by geographic regions is as follows:

--------------------------------------------------------------------------
                                        Three Months ended March 31
                                         2001                  2000
                                         ----                  ----
North America                             55%                   57%
Europe                                    30                    22
Australia and New Zealand                  1                     6
South America                              8                     3
Asia Pacific                               5                     4
Other (1)                                  1                     8
                                       ----------            ----------
                                         100%                  100%
                                       ==========            ==========
(1) includes world wide coverages
--------------------------------------------------------------------------

2.       Significant Accounting Policies

In June 1998, the FASB issued Statement of Financial Accounting Standards
No. 133, "Accounting for Derivative Instruments and Hedging Activities"
("FAS 133"). FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value, cash flow or foreign currency hedge. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. Upon initial application of FAS 133, hedging relationships must be designated anew and documented pursuant to the provisions of this statement. The Company adopted FAS 133, as amended, as of January 1, 2001.

The Company maintains investments in derivative instruments such as futures, option contracts and foreign currency forward contracts for which the primary purposes are to manage duration and foreign currency exposure, yield enhancement or to obtain an exposure to a particular financial market. The Company has historically recorded the changes in market value of these instruments as realized gains or losses in the consolidated statements of operations and, accordingly, has estimated that FAS 133, as amended, will not have a significant impact on the results of operations, financial condition or liquidity in future periods as it relates to these instruments.

Certain products (principally credit protection oriented) issued by the Company have been determined to meet the definition of a derivative under FAS 133. These products consist primarily of credit default swaps, index-based instruments and certain financial guarantee coverages. Effective January 1, 2001, the Company records these products at their fair value.

                        ACE LIMITED AND SUBSIDIARIES
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont'd.)
                                (Unaudited)

To reflect the adoption of FAS 133 on January 1, 2001, the Company recorded an expense related to the cumulative effect of adopting this standard of $23 million, net of income tax of $12 million. The Company has recorded in net realized gains (losses) on investments, pretax income of $4 million to reflect the change in the fair value of derivatives for the quarter. The level of gains and losses resulting from changes in the fair value of derivatives on a prospective basis will be dependent upon a number of factors including changes in interest rates, credit spreads and other market factors. The Company's involvement with derivative instruments and transactions is primarily to offer protection to others or to mitigate its own risk and is not considered speculative in nature.

3.       Commitments and contingencies

The Company has considered asbestos and environmental claims and claims expenses in establishing the liability for unpaid losses and loss expenses. The Company has developed reserving methods, which incorporate new sources of data with historical experience to estimate the ultimate losses arising from asbestos and environmental exposures. The reserves for asbestos and environmental claims and claims expenses represent management's best estimate of future loss and loss expense payments and recoveries which are expected to develop over the next several decades. The Company continuously monitors evolving case law and its effect on environmental damage and latent injury claims. While reserving for these claims is inherently uncertain, the Company believes that the reserves carried for these claims are adequate based on known facts and current law.

4.       Restricted stock awards

Under the Company's long-term incentive plans, 484,300 restricted Ordinary Shares were awarded during the three months ended March 31, 2001, to officers of the Company and its subsidiaries. These shares vest at various dates through February 2005.

At the time of grant the market value of the shares awarded under these grants is recorded as unearned stock grant compensation and is presented as a separate component of shareholders' equity. The unearned compensation is charged to income over the vesting period.

5.       Discontinued Operations

As part of the ACE INA Acquisition in July 1999, the Company planned to dispose of the operations of Commercial Insurance Services ("CIS"), a division of ACE INA. Following the acquisition, the Company sold the renewal rights for all of its CIS business and planned to sell the assets and liabilities pertaining to the in-force book of business which it still owned. Therefore, in accordance with Emerging Issues Task Force ("EITF") 87-11, "Allocation of Purchase Price to Assets to Be Sold," and EITF 90-6, "Accounting for Certain Events Not Addressed in Issue No. 87-11 Relating to an Acquired Operating Unit to Be Sold," the Company presented CIS as a discontinued operation, with effect from July 2, 1999.

On July 2, 1999, the Company reduced the consolidated balance sheet for all items that pertained specifically to CIS, together with the estimated proceeds on sale and estimated operating results over the twelve months from July 2, 1999, through July 1, 2000, into a net liability of approximately $170 million, which was recorded in accounts payable, accrued expenses and other liabilities.

As the CIS business was not sold within the allotted time period, the Company was required, as of July 2, 2000, to record the CIS balance sheet into its constituent parts in the balance sheet and to record any resulting income or loss from CIS in its statement of operations prospectively from July 2, 2000. The results of the CIS operations from July 2, 2000 are reflected in the ACE USA segment.

                        ACE LIMITED AND SUBSIDIARIES
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont'd.)
                                (Unaudited)

6.       Earnings per share

The following table sets forth the computation of basic and diluted earnings per share:

                                                                                           Three Months Ended
                                                                                                March 31
                                                                                       2001                  2000
                                                                                  ----------------      -------------
                                                                                    (in thousands of U.S. dollars, except
                                                                                          share and per share data)

Numerator:
Net income before cumulative effect of adopting a new accounting standard        $     141,064         $     174,513
Dividends on FELINE PRIDES                                                              (6,348)                    -
                                                                                   ------------         ------------
Net income available to holders of Ordinary Shares before cumulative effect            134,716               174,513
Cumulative effect of adopting a new accounting standard                                (22,670)                    -
                                                                                   ------------         ------------
Net income available to holders of Ordinary Shares                               $     112,046         $     174,513
                                                                                   ============         ============

Denominator:
Denominator for basic earnings per share:
     Weighted average shares outstanding                                           232,473,310           216,882,344
     Dilutive effect of FELINE PRIDES                                                3,396,241                     -
     Effect of other dilutive securities                                             7,197,415             2,103,927
                                                                                 --------------         ------------

Denominator for diluted earnings per share:
     Adjusted weighted average shares outstanding and assumed conversions          243,066,966           218,986,271
                                                                                 ==============         ============

Basic earnings per share before cumulative effect of adopting a new
  accounting standard                                                             $       0.58         $        0.80
                                                                                 ==============         ============
Basic earnings per share                                                          $       0.48         $        0.80
                                                                                 ==============         ============

Diluted earnings per share before cumulative effect of adopting a new
  accounting standard                                                             $       0.55         $        0.80
                                                                                 ==============         ============
Diluted earnings per share                                                        $       0.46         $        0.80
                                                                                 ==============         ============


7.       Credit Facilities

In April 2001, the Company renewed its $800 million, 364-day revolving credit facility. This facility together with the Company's $250 million, five-year revolving credit facility which was last renewed in May 2000, is available for general corporate purposes and each of the facilities may also be used as commercial paper back-up facilities. The five-year facility also permits the issuance of letters of credit. Under these facilities the Company and various subsidiaries are named borrowers and guarantors. Each facility requires that the Company and/or certain of its subsidiaries maintain specific covenants, including a consolidated tangible net worth covenant and a maximum leverage covenant.

                        ACE LIMITED AND SUBSIDIARIES
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont'd.)
                                (Unaudited)

8.       Debt

The following table sets forth the Company's consolidated debt position at March 31, 2001 and December 31, 2000.

--------------------------------------------------------------------------------------------------
                                                            March 31, 2001     December 31, 2000
                                                            --------------     -----------------
                                                              (in millions of U.S. dollars)

   Short-term debt
      ACE INA commercial paper                              $    347            $    340
      ACE Financial Services note                                 25                  25
                                                              -------            --------
                                                            $    372            $    365
                                                              =======            ========

   Long-term debt
      ACE Financial Services Debentures due 2002            $     75            $     75
      ACE INA Notes due 2004                                     400                 400
      ACE INA Notes due 2006                                     299                 299
      ACE US Holdings Senior Notes due 2008                      250                 250
      ACE INA Subordinated Notes due 2009                        300                 300
      ACE INA Debentures due 2029                                100                 100
                                                              -------            -------
                                                            $  1,424            $  1,424
                                                              =======            =======

   Trust Preferred Securities
      ACE INA RHINO Preferred Securities due 2002           $    400            $    400
      Capital Re LLC Monthly Income
        Preferred Securities due 2044                             75                  75
      ACE INA Trust Preferred Securities due 2029                100                 100
      ACE INA Capital Securities due 2030                        300                 300
                                                              -------            -------
                                                            $    875            $    875
                                                              =======            =======

   -----------------------------------------------------------------------------------------------

Commercial paper and money market facilities

In June 1999, the Company arranged certain commercial paper programs. The programs use revolving credit facilities as back-up facilities and provide for up to $2.8 billion in commercial paper issuance (subject to the availability of back-up facilities, which currently total $1.05 billion) for ACE and for ACE INA. At March 31, 2001, short-term debt consisted of $347 million of commercial paper issued by ACE INA and $25 million in bank borrowings by ACE Financial Services. Commercial paper rates during the quarter ended March 31, 2001 averaged 5.75 percent.

9.       Reinsurance

The Company purchases reinsurance to manage various exposures including catastrophe risks. Although reinsurance agreements contractually obligate the Company's reinsurers to reimburse it for the agreed upon portion of its gross paid losses, they do not discharge the primary liability of the Company. The amounts for net premiums written and net premiums earned in the statements of operations are net of reinsurance. Direct, assumed and ceded amounts for these items for the three months ended March 31, 2001 and 2000 are as follows:

                        ACE LIMITED AND SUBSIDIARIES
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont'd.)
                                (Unaudited)

                                                                                       Three Months Ended
                                                                                             March 31
                                                                                     2001                2000
                                                                              ------------------- -------------------
                                                                                  (in thousands of U.S. dollars)

        Premiums written
           Direct                                                             $   1,806,099       $   1,468,667
           Assumed                                                                  755,539             528,293
           Ceded                                                                   (826,520)           (539,938)
                                                                               ------------        ------------
           Net premiums written                                               $   1,735,118       $   1,457,022
                                                                               ============        ============

        Premiums earned
           Direct                                                             $   1,478,423       $   1,063,108
           Assumed                                                                  493,688             401,923
           Ceded                                                                   (602,995)           (360,225)
                                                                               ------------        ------------
           Net premiums earned                                                $   1,369,116       $   1,104,806
                                                                               ============        ============

The Company's provision for reinsurance recoverable at March 31, 2001 and December 31, 2000, is as follows:

                                                                                  March 31           December 31
                                                                                    2001                2000
                                                                              ----------------    ----------------
                                                                                  (in thousands of U.S. dollars)

        Reinsurance recoverable on paid losses and loss expenses              $     973,808       $     937,496
        Reinsurance recoverable on unpaid losses and loss expenses                9,130,736           8,767,111
        Provision for uncollectible balances on reinsurance recoverable            (721,602)           (709,667)
                                                                               ------------        ------------
        Reinsurance recoverable                                               $   9,382,942       $   8,994,940
                                                                               ============        ============


10.      Taxation

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

                        ACE LIMITED AND SUBSIDIARIES
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont'd.)
                                (Unaudited)

There can be no assurance that there will not be changes in applicable laws, regulations or treaties, which might require the Company to change the way it operates or become subject to taxation.

The income tax provision for the three months ended March 31, 2001 and 2000 is as follows:

                                                                             Three Months Ended
                                                                                  March 31
                                                                          2001                2000
                                                                     --------------- --- ---------------
                                                                       (in thousands of U.S. dollars)

          Current tax expense                                        $   34,724          $   8,728
          Deferred tax expense (benefit)                                 (7,750)            24,272
                                                                         -----------        ------------

          Provision for income taxes                                 $   26,974          $  33,000
                                                                         ===========        ============

The components of the net deferred tax asset as of March 31, 2001 and December 31, 2000 are as follows:

                                                                          March 31        December 31
                                                                            2001              2000
                                                                         -----------     ---------------
                                                                         (in thousands of U.S. dollars)
          Deferred tax assets
              Loss reserve discount                                  $   530,987         $  536,005
              Foreign tax credits                                        146,198            137,765
              Uncollectible reinsurance                                   28,297             28,297
              Net operating loss carryforward                            511,960            500,916
              Other                                                      176,940            199,689
                                                                         -----------        ------------

              Total deferred tax assets                                1,394,382          1,402,672
                                                                       -----------        ------------

          Deferred tax liabilities
              Deferred policy acquisition costs                           59,765             62,080
              Unrealized appreciation on investments                      27,433             25,861
              Other                                                       31,833             32,064
                                                                       -----------        ------------
              Total deferred tax liabilities                             119,031            120,005
                                                                       -----------        ------------
          Valuation allowance                                            136,475            138,406
                                                                       -----------        ------------
          Net deferred tax asset                                     $ 1,138,876        $ 1,144,261
                                                                       ===========        ============


11.      Subsidiary issuer information

The following tables presents the condensed consolidating financial information for ACE Limited (the "Parent Guarantor"), ACE INA Holdings, Inc. and ACE Financial Services, Inc. (formerly Capital Re Corporation), (the "Subsidiary Issuers") as of March 31, 2001 and December 31, 2000 and for the three months ended March 31, 2001 and 2000. The Subsidiary Issuers are direct or indirect wholly-owned subsidiaries of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor and the Subsidiary Issuers under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor's investment accounts and earnings. The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuers (see Note 8).

                        ACE LIMITED AND SUBSIDIARIES
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont'd.)
                                (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
                                           Condensed Consolidating Balance Sheet as at March 31, 2001
                                                         (in thousands of U.S. dollars)

                                                     ACE INA
                                     ACE Limited  Holdings, Inc   ACE Financial     Other ACE Limited
                                     (Parent Co.   (Subsidiary    Services, Inc.     Subsidiaries and  Consolidating    ACE Limited
                                      Guarantor)     Issuer)    (Subsidiary Issuer)  Eliminations (1)  Adjustments (2) Consolidated
                                     -----------     -------    -------------------  ----------------  --------------- ------------

Assets
Total investments and cash            $  458,105    $6,513,393      $940,835         $6,216,669        $         -     $ 14,129,002
Reinsurance recoverable                        -     7,841,298        69,371          1,472,273                  -        9,382,942
Insurance and reinsurance balances
receivable                                     -     1,666,704        10,357            642,085                  -        2,319,146
Goodwill                                       -     2,226,228        99,877            500,934                  -        2,827,039
Investments in subsidiaries            5,067,487             -       152,000           (152,000)        (5,067,487)              -
Due from subsidiaries and
  affiliates, net                        326,196       (99,430)        1,198             98,232           (326,196)              -
Other assets                              29,525     3,202,524       173,912            825,383                  -       4,231,344
                                      ---------------------------------------------------------------------------------------------
       Total assets                   $5,881,313   $21,350,717    $1,447,550         $9,603,576        $(5,393,683)    $32,889,473
                                      =============================================================================================

Liabilities
Unpaid losses and loss expenses       $        -   $13,145,765     $ 264,873         $4,534,748        $         -     $17,945,386
Unearned premiums                              -     1,946,731       289,869          1,368,037                  -       3,604,637
Trust preferred securities                     -       800,000        75,000                  -                  -         875,000
Short-term debt                                -       346,612        25,000                  -                  -         371,612
Long-term debt                                 -     1,099,431        74,952            250,000                  -       1,424,383
Other liabilities                         63,447     2,459,546       110,029            217,567                  -       2,850,589
                                      ---------------------------------------------------------------------------------------------
      Total liabilities                   63,447    19,798,085       839,723          6,370,352                  -      27,071,607
                                      ---------------------------------------------------------------------------------------------
      Mezzanine equity                   311,050             -             -                  -                  -         311,050
                                      ---------------------------------------------------------------------------------------------
      Total shareholders' equity       5,506,816     1,552,632       607,827          3,233,224         (5,393,683)      5,506,816
                                      ---------------------------------------------------------------------------------------------
      Total liabilities, mezzanine
       equity and shareholders'
       equity                         $5,881,313   $21,350,717    $1,447,550         $9,603,576        $(5,393,683)    $32,889,473
                                      =============================================================================================

(1)   Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)   Includes ACE Limited parent company eliminations.



                        ACE LIMITED AND SUBSIDIARIES
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont'd.)
                                (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                        Condensed Consolidating Balance Sheet as at December 31, 2000
                                                         (in thousands of U.S. dollars)

                                                     ACE INA
                                     ACE Limited  Holdings, Inc   ACE Financial     Other ACE Limited
                                     (Parent Co.   (Subsidiary    Services, Inc.     Subsidiaries and  Consolidating    ACE Limited
                                      Guarantor)     Issuer)    (Subsidiary Issuer)  Eliminations (1)  Adjustments (2) Consolidated
                                     -----------     -------    -------------------  ----------------  --------------- ------------

   Assets
   Total investments and cash         $  479,969   $ 6,655,182    $   919,181         $ 5,707,992      $         -     $ 13,762,324
   Reinsurance recoverables                    -     7,603,352         76,087           1,315,501                -        8,994,940
   Insurance and reinsurance balances
   receivable                                  -     1,616,027          9,832             469,714                -        2,095,573
   Goodwill                                    -     2,240,505        100,928             505,276                -        2,846,709
   Investments in subsidiaries         4,975,663             -        152,000            (152,000)      (4,975,663)               -
   Due from subsidiaries and
     affiliates, net                     318,806      (111,131)         1,596             109,535         (318,806)               -
   Other assets                           27,404     3,069,648        154,687             738,241                -        3,989,980
                                      ---------------------------------------------------------------------------------------------
    Total Assets                      $5,801,842   $21,073,583    $ 1,414,311         $ 8,694,259      $(5,294,469)    $ 31,689,526
                                      =============================================================================================
   Liabilities
   Unpaid losses and loss expenses    $        -   $13,126,965    $   246,174         $ 4,015,255      $         -     $ 17,388,394
   Unpaid premiums                             -     1,680,166        293,618           1,061,504                -        3,035,288
   Trust preferred securities                  -       800,000         75,000                   -                -          875,000
   Short-term debt                             -       339,509         25,000                   -                -          364,509
   Long-term debt                              -     1,099,417         74,942             249,869                -        1,424,228
   Other liabilities                      70,581     2,497,734         78,874             223,657                -        2,870,846
                                      ---------------------------------------------------------------------------------------------
          Total liabilities               70,581    19,543,791        793,608           5,550,285                -       25,958,265
                                      ---------------------------------------------------------------------------------------------
          Mezzanine equity               311,050             -              -                   -                -          311,050
                                      ---------------------------------------------------------------------------------------------
          Total shareholders' equity   5,420,211     1,529,792        620,703           3,143,974       (5,294,469)       5,420,211
                                      ---------------------------------------------------------------------------------------------
          Total liabilities,
          mezzanine equity and        $5,801,842   $21,073,583    $ 1,414,311         $ 8,694,259     $ (5,294,469)    $ 31,689,526
          shareholders' equity        =============================================================================================
 ----------------------------------------------------------------------------------------------------------------------------------

(1)   Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)   Includes ACE Limited parent company eliminations.


                        ACE LIMITED AND SUBSIDIARIES
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont'd.)
                                (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                     Condensed Consolidating Statement of Operations
                                                        For the three months ended March 31, 2001
                                                            (in thousands of U.S. dollars)

                                                    ACE INA
                                     ACE Limited  Holdings, Inc   ACE Financial     Other ACE Limited
                                     (Parent Co.   (Subsidiary    Services, Inc.     Subsidiaries and  Consolidating    ACE Limited
                                      Guarantor)     Issuer)    (Subsidiary Issuer)  Eliminations (1)  Adjustments (2) Consolidated
                                     -----------     -------    -------------------  ----------------  --------------- ------------

Net premiums written                   $       -   $  600,180    $    15,267          $ 1,119,671      $        -       $ 1,735,118
Net premiums earned                            -      504,706         18,860              845,550               -         1,369,116
Net investment income                     13,669       98,946         12,178               86,267          (6,630)          204,430
Equity in earnings of subsidiaries       116,728            -              -                    -        (116,728)                -
Net realized gains (losses)
  on investments                               -       (3,153)         6,304              (22,526)              -           (19,375)
Losses and loss expenses                       -      345,800          2,816              603,330               -           951,946
Policy acquisition costs and
  administrative expenses                 12,845      165,480         10,049              171,609               -           359,983
Interest expense                          (2,831)      48,903          3,371                5,886          (1,005)           54,324
Amortization of goodwill                       -       14,490          1,051                4,339               -            19,880
Income tax expense                         1,989       13,806          7,204                3,975               -            26,974
                                      ----------------------------------------------------------------------------------------------
Income before cumulative effect
  of adopting a new accounting
  standard                               118,394       12,020         12,851              120,152        (122,353)          141,064
Cumulative effect of adopting
  a new accounting standard
  (net of income tax)                          -          (50)       (22,800)                 180               -           (22,670)
                                      ----------------------------------------------------------------------------------------------
Net income (loss)                     $  118,394   $   11,970    $    (9,949)         $   120,332      $ (122,353)      $   118,394
                                      ==============================================================================================
------------------------------------------------------------------------------------------------------------------------------------

(1)   Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)   Includes ACE Limited parent company eliminations.
















                        ACE LIMITED AND SUBSIDIARIES
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont'd.)
                                (Unaudited)


------------------------------------------------------------------------------------------------------------------------------------
                                                     Condensed Consolidating Statement of Operations
                                                        For the three months ended March 31, 2000
                                                            (in thousands of U.S. dollars)

                                                  ACE INA
                                  ACE Limited  Holdings, Inc   ACE Financial     Other ACE Limited
                                  (Parent Co.   (Subsidiary    Services, Inc.     Subsidiaries and  Consolidating    ACE Limited
                                   Guarantor)     Issuer)    (Subsidiary Issuer)  Eliminations (1)  Adjustments (2) Consolidated
                                  -----------     -------    -------------------  ----------------  --------------- ------------

Net premiums written                $       -    $  663,129    $   20,490           $  773,403       $         -      $ 1,457,022
Net premiums earned                         -       602,498        18,679              483,629                 -        1,104,806
Net investment income                  10,921        93,945        11,680               74,895            (8,506)         182,935
Equity in earnings of subsidiaries    145,721             -             -                    -          (145,721)               -
Net realized gains (losses)
  on investments                       43,703        28,263       (45,548)              30,322                 -           56,740
Losses and loss expenses                    -       410,554         1,403              303,526                 -          715,483
Policy acquisition costs and
  administrative expenses              15,083       192,491         9,691              127,385                 -          344,650
Interest expense                        8,383        43,663         3,307                5,166            (3,330)          57,189
Amortization of goodwill                    -        14,125         1,052                4,469                 -           19,646
Income tax expense                      2,366        23,387         3,789                3,458                 -           33,000
                                   ------------------------------------------------------------------------------------------------
Net income (loss)                   $ 174,513    $   40,486    $  (34,431)          $  144,842       $  (150,897)     $   174,513
                                   ================================================================================================
-----------------------------------------------------------------------------------------------------------------------------------

(1)   Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)   Includes ACE Limited parent company eliminations.














                        ACE LIMITED AND SUBSIDIARIES
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont'd.)
                                (Unaudited)


-----------------------------------------------------------------------------------------------------------------------------------
                                             Condensed Consolidating Statement of Cash Flows
                                                For the three months ended March 31, 2001
                                                      (in thousands of U.S. dollars)

                                                  ACE INA
                                  ACE Limited  Holdings, Inc   ACE Financial     Other ACE Limited
                                  (Parent Co.   (Subsidiary    Services, Inc.     Subsidiaries and  Consolidating    ACE Limited
                                   Guarantor)     Issuer)    (Subsidiary Issuer)  Eliminations (1)  Adjustments (2) Consolidated
                                  -----------     -------    -------------------  ----------------  --------------- ------------

Net cash flows from (used for)
operating activities                 $  (29,805)  $ (85,460)   $    15,963         $   487,981       $      -       $  388,679
                                     ----------------------------------------------------------------------------------------------
Cash flow from investing activities
      Purchases of fixed maturities      (8,622)   (443,617)      (399,604)         (3,467,841)             -       (4,319,684)
      Purchases of equity securities          -     (27,701)             -               (8,327)             -         (36,028)
      Sales of fixed maturities               -     553,529        375,013           3,091,451              -        4,019,993
      Sales of equity securities              -      44,649              -               6,300              -           50,949
      Maturities of fixed maturities          -           -          4,500              69,058              -           73,558
      Net realized gains (losses) on                                     -
        financial futures contracts           -           -              -             (28,220)             -          (28,220)
      Other investments                       -        (183)          (578)            (18,651)             -          (19,412)
                                     ----------------------------------------------------------------------------------------------
      Net cash from (used for)
        investing activities          $  (8,622)  $ 126,677    $   (20,669)        $  (356,230)      $      -       $  (258,844)
                                     ----------------------------------------------------------------------------------------------
Cash flow from financing activities
      Dividends paid on Ordinary
        Shares                          (29,995)          -              -                   -              -           (29,995)
      Dividends paid on FELINE PRIDES    (6,415)          -              -                   -              -            (6,415)
      Proceeds from short-term debt           -       7,103              -                   -              -             7,103
      Advances to affiliate                (898)          -                                898                                -
      Proceeds from exercise of
        options for Ordinary Shares       6,945           -              -                   -              -             6,945
      Proceeds from shares issued
        under Employee Stock Purchase
        Plan                              2,810           -              -                   -              -             2,810
      Repurchase of Ordinary Shares     (35,280)          -              -                   -              -           (35,280)
      Dividends received from
        subsidiaries                     65,000           -              -             (65,000)            -                  -
                                     ----------------------------------------------------------------------------------------------
      Net cash used for financing
        activities                    $   2,167   $   7,103    $         -         $   (64,102)      $      -          $(54,832)
                                     ----------------------------------------------------------------------------------------------
      Net increase (decrease) in cash   (36,260)     48,320         (4,706)             67,649              -            75,003

      Cash - beginning of period         46,516     253,447         26,576             281,530              -           608,069
                                     ----------------------------------------------------------------------------------------------
      Cash - end of period           $   10,256   $ 301,767    $    21,870         $   349,179       $      -       $   683,072
                                     ==============================================================================================
----------------------------------------------------------------------------------------------------------------------------------

(1) Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)   Includes ACE Limited parent company eliminations.





                        ACE LIMITED AND SUBSIDIARIES
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont'd.)
                                (Unaudited)
-----------------------------------------------------------------------------------------------------------------------------------
                                            Condensed Consolidating Statement of Cash Flows
                                               For the three months ended March 31, 2000

                                                      ACE INA      ACE Financial
                                       ACE Limited  Holdings, Inc. Services, Inc.  Other ACE Limited
                                       (Parent Co.   (Subsidiary     (Subsidiary    Subsidiaries and    Consolidating   ACE Limited
                                        Guarantor)    Issuer)         Issuer)       Eliminations (1)   Adjustments (2) Consolidated
                                       -----------  -------------  --------------  ------------------  --------------- ------------

Net cash flows from (used for)
  operating activities                 $ (20,749)   $ (437,986)     $   16,826      $   357,901         $      -       $   (84,008)
                                       --------------------------------------------------------------------------------------------
Cash flow from investing activities
    Purchases of fixed maturities        (52,764)     (621,066)        (77,686)      (1,960,508)               -        (2,712,024)
    Purchases of equity securities             -       (93,792)              -          (52,374)               -          (146,166)
    Sales of fixed maturities             55,620       983,714          48,903        1,712,284                -         2,800,521
    Sales of equity securities                 -       307,636               -          184,539                -           492,175
    Maturities of fixed maturities             -             -           2,000            2,094                -             4,094
    Net realized gains (losses) on
      financial futures contracts              -             -              (7)           8,884                -             8,877
    Intercompany sale of subsidiaries     82,244             -          10,200          (10,200)           (82,244)              -
    Other investments                          -         3,708               -         (118,608)               -          (114,900)
                                       --------------------------------------------------------------------------------------------
    Net cash from (used for)
      investing activities             $  85,100    $  580,200      $  (16,590)     $  (233,889)        $  (82,244)    $   332,577
                                       --------------------------------------------------------------------------------------------
Cash flow from financing activities
    Dividends paid on Ordinary Shares    (23,917)            -               -                -               -            (23,917)
    Repayment of bank debt, net          (16,413)     (295,832)              -           (4,277)               -          (316,522)
    Proceeds from issuance of trust
      preferred securities                     -       300,000               -                -                -           300,000
    Advances from affiliates             (25,035)            -               -           25,035                -                 -
    Proceeds from exercise of
      options for Ordinary Shares            559             -               -                -                -               559
                                       --------------------------------------------------------------------------------------------
    Net cash used for financing
      activities                       $ (64,806)   $    4,168      $        -      $    20,758         $      -           (39,880)
                                       --------------------------------------------------------------------------------------------
    Net increase (decrease) in cash         (455)      146,382             236          144,770            (82,244)        208,689

    Cash - beginning of period            15,942       282,426             231          300,633                -           599,232
                                       --------------------------------------------------------------------------------------------
    Cash - end of period               $  15,487    $  428,808      $      467      $   445,403         $  (82,244)        807,921
                                       ============================================================================================
-----------------------------------------------------------------------------------------------------------------------------------

(1) Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)   Includes ACE Limited parent company eliminations.

                        ACE LIMITED AND SUBSIDIARIES
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont'd.)
                                (Unaudited)


12.      Segment information

The following tables summarize the operations by segment for the three months ended March 31, 2001 and 2000. Net realized gains (losses) have been presented net of related income taxes.


------------------------------------------------------------------------------------------------------------------------------------
Three months ended March 31, 2001
                                                          ACE                                    ACE
                                          ACE Global     Global          ACE        ACE       Financial                     ACE
                           ACE Bermuda      Markets    Reinsurance       USA   International   Services       Other(1)  Consolidated
                           -----------      -------    -----------       ---   -------------   --------       -----     ------------
                                                                  (in thousands of U.S. Dollars)

Operations Data
Gross premiums written     $  376,603   $  302,436   $  166,434   $   943,290   $  620,767   $  152,108   $        -    $ 2,561,638
Net premiums written          358,766      200,557      161,787       455,950      411,551      146,507            -      1,735,118
Net premiums earned           268,976      169,127       54,441       385,549      363,914      127,109            -      1,369,116
Losses and loss expenses      236,877       98,493       13,491       276,693      226,992       99,400            -        951,946
Policy acquisition costs        4,715       48,684        9,554        34,713       57,101       11,923            -        166,690
Administrative expenses         8,695       16,562        5,003        70,115       64,423        9,463       19,032        193,293
                           ---------------------------------------------------------------------------------------------------------
Underwriting income            18,689        5,388       26,393         4,028       15,398        6,323      (19,032)        57,187

Net investment income          39,653        9,174       15,833        90,010       22,121       24,518        3,121        204,430
Amortization of goodwill         (225)         926        3,503           135            -        1,051       14,490         19,880
Interest expense                    -          794            -         9,281            -        3,371       40,878         54,324
Income tax expense
  (benefit)                       669        4,427            -        26,007        6,548        5,213      (19,284)        23,580
                           ---------------------------------------------------------------------------------------------------------
Income (loss) excluding
  net realized gains
  (losses)                     57,898        8,415       38,723        58,615       30,971       21,206      (51,995)       163,833

Net realized gains
  (losses) (net of
  income tax)                  (7,391)       2,190      (19,809)       (7,370)       5,367        4,244            -        (22,769)
                           ---------------------------------------------------------------------------------------------------------
Net income before
  cumulative effect            50,507       10,605       18,914        51,245       36,338       25,450      (51,995)       141,064
Cumulative effect of
  adopting a new
  accounting standard
  (net of income tax)               -          510          470           (50)           -      (23,600)           -        (22,670)
                           ---------------------------------------------------------------------------------------------------------
    Net income (loss)      $   50,507   $   11,115   $   19,384   $    51,195   $   36,338   $    1,850   $  (51,995)   $   118,394
                           =========================================================================================================

                           ---------------------------------------------------------------------------------------------------------
Total Assets               $3,265,786   $2,268,878   $1,445,804   $16,837,878   $4,035,924   $2,314,140   $2,721,063    $32,889,473
                           =========================================================================================================
------------------------------------------------------------------------------------------------------------------------------------


   (1)   Includes ACE Limited, ACE INA Holdings and intercompany eliminations.


                        ACE LIMITED AND SUBSIDIARIES
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont'd.)
                                (Unaudited)




------------------------------------------------------------------------------------------------------------------------------------
Three months ended March 31, 2000
                                                          ACE                                     ACE
                                          ACE Global     Global         ACE         ACE        Financial                    ACE
                           ACE Bermuda      Markets    Reinsurance      USA    International    Services      Other(1)  Consolidated
                           -----------      -------    -----------      ---    -------------    --------      -----     ------------
                                                                  (in thousands of U.S. Dollars)

Operations Data
Gross premiums written     $  173,079    $  319,918    $  104,866   $   738,895  $  512,600    $  147,602   $       -    $ 1,996,960
Net premiums written          138,048       237,191       103,477       459,998     376,160       142,148           -      1,457,022
Net premiums earned            82,485       133,008        32,196       382,814     343,292       131,011           -      1,104,806
Losses and loss expenses       58,904        72,184         9,798       277,205     198,520        98,872           -        715,483
Policy acquisition costs        3,085        36,560         5,950        34,436      56,180        14,431           -        150,642
Administrative expenses         7,460        17,585         1,253        69,192      74,647         7,525      16,346        194,008
                           ---------------------------------------------------------------------------------------------------------
Underwriting income            13,036         6,679        15,195         1,981      13,945        10,183     (16,346)        44,673

Net investment income          36,172         8,188        15,000        83,422      21,514        22,360      (3,721)       182,935
Amortization of goodwill         (208)        1,040         3,502           135           -         1,052      14,125         19,646
Interest expense                  684         1,205             -         8,269           -         3,307      43,724         57,189
Income tax expense
  (benefit)                       627         2,855             -        23,192       6,503         6,333     (15,775)        23,735
                           ---------------------------------------------------------------------------------------------------------
Income (loss) excluding
  net realized gains
  (losses)                     48,105         9,767        26,693        53,807      28,956        21,851     (62,141)       127,038

Net realized gains
  (losses) (net of
  income tax)                  35,219          (774)       (2,120)       (4,398)     22,327        (1,052)     (1,727)        47,475
                           ---------------------------------------------------------------------------------------------------------
    Net income  (loss)     $   83,324    $    8,993    $   24,573   $    49,409  $   51,283    $   20,799   $ (63,868)   $   174,513
                           =========================================================================================================

                           ---------------------------------------------------------------------------------------------------------
Total Assets               $2,850,072    $2,013,472    $1,367,114   $15,642,160  $3,705,901    $2,080,716   $2,585,863   $30,245,298
                           =========================================================================================================

------------------------------------------------------------------------------------------------------------------------------------

  (1)   Includes ACE Limited, ACE INA Holdings and intercompany eliminations.



                       ACE LIMITED AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following is a discussion of the Company's results of operations, financial condition, liquidity and capital resources as of and for the three months ended March 31, 2001. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. This discussion should be read in conjunction with the consolidated financial statements, related notes thereto and the Management's Discussion and Analysis of Results of Operations and Financial Condition included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Safe Harbor Disclosure

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Any written or oral statements made by or on behalf of the Company may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors (which are described in more detail elsewhere herein and in other documents filed by the Company with the Securities and Exchange Commission) include, but are not limited to:

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

(iii     legal, regulatory, and legislative developments,

(iv) the uncertainties of the loss reserving process including the difficulties associated with assessing environmental damage and latent injuries,

(v) the actual amount of new and renewal business and market acceptance of the Company's products,

(vi)     loss of the services of any of the Company's executive officers,

(vii)    changing rates of inflation and other economic conditions,

(viii)   losses due to foreign currency exchange rate fluctuations,

(ix)     the ability to collect reinsurance recoverable,

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

(xiv)    the ability of technology to perform as anticipated,

(xv)     the amount of dividends received from subsidiaries,

(xvi)    and management's response to these factors.

                       ACE LIMITED AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd)


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


General

The Company, through its various subsidiaries, provides a broad range of insurance and reinsurance for a diverse group of customers worldwide. ACE operates through six business segments: ACE Bermuda, ACE Global Markets, ACE Global Reinsurance, ACE USA, ACE International and ACE Financial Services.

On July 2, 1999, the Company, through a U.S. holding company, ACE INA Holdings, Inc. ("ACE INA"), acquired CIGNA Corporation's domestic property and casualty insurance operations including its run-off business and also its international property and casualty insurance companies and branches, including most of the accident and health business written through those companies for $3.45 billion in cash (the "ACE INA Acquisition").

On December 30, 1999, the Company acquired Capital Re Corporation, which is engaged in the financial guaranty reinsurance business. Following the acquisition, Capital Re Corporation was renamed ACE Financial Services, Inc. Under the terms of the acquisition agreement, the Company paid aggregate consideration of $110.3 million in cash and issued approximately 20.8 million ACE Ordinary Shares.

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

Results of Operations - Three months ended March 31, 2001 and 2000

Net Income

--------------------------------------------------------------------------------
                                                       Three Months Ended
                                                            March 31
                                                       2001           2000
                                                       ----           ----
                                                   (in millions of U.S. Dollars)
Income excluding net realized gains (losses)
  on investments and cumulative effect of adopting  $   164          $   127
  a new accounting standard
Net realized gains (losses) on investments
  (net of income tax)                                   (23)              48
Cumulative effect of adopting a new accounting
  standard (net of income taxes)                        (23)               -
                                                   ----------        ---------
Net income                                          $   118          $   175
                                                   ==========        =========

--------------------------------------------------------------------------------

Income excluding net realized gains (losses) on investments and the cumulative effect of adopting a new accounting standard increased by 29 percent to $164 million for the three months ended March 31, 2001, compared with $127 million for the three months ended March 31, 2000. This increase is due primarily to growth in net premiums earned together with a small decrease in the combined ratio for the group and an increase in net investment income.

                        ACE LIMITED AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)

Net realized losses on investments (net of income tax) were $23 million for the three months ended March 31, 2001 compared with net realized gains of $48 million for the three months ended March 31, 2000. The net realized losses were generated primarily in as a result of losses realized on the financial futures and option contracts.

As discussed later in this report, the Company implemented FAS 133 on January 1, 2001, which required all derivatives to be recognized as either assets or liabilities in the consolidated balance sheet and to measure those instruments at fair value. The Company recorded an expense relating to the cumulative effect of adopting this standard of $23 million, net of income tax of $12 million. The cumulative effect of adopting this standard primarily related to market value adjustments on the credit default swap portfolio held by ACE Financial Services. The market value adjustment for the quarter ended March 31, 2001, as a result of FAS 133, resulted in a pre-tax gain of $4 million and is reflected in net realized gains
(losses) on investments.

-------------------------------------------------------------------------------
                                       Three Months Ended     Percentage
                                             March 31           Change
                                                             From Prior Year
                                         2001        2000
                                      ----------------------  -------------
                                  (in millions of U.S. Dollars)

Gross premiums written:
   ACE Bermuda                         $   377     $   173       118%
   ACE Global Markets                      302         320        (5)
   ACE Global Reinsurance                  166         105        59
   ACE USA                                 943         739        28
   ACE International                       621         512        21
   ACE Financial Services                  152         148         3
                                       --------    --------    -------
       Consolidated                    $ 2,561     $ 1,997        28%
                                       ========    ========    =======

Net premiums written:
   ACE Bermuda                         $   359     $   138       160%
   ACE Global Markets                      200         237       (15)
   ACE Global Reinsurance                  162         104        56
   ACE USA                                 456         460        (1)
   ACE International                       412         376         9
   ACE Financial Services                  146         142         3
                                       --------    --------    -------
       Consolidated                    $ 1,735     $ 1,457        19%
                                       ========    ========    =======

Net premiums earned:
   ACE Bermuda                         $   269     $    83       226%
   ACE Global Markets                      169         133        27
   ACE Global Reinsurance                   54          32        69
   ACE USA                                 386         383         1
   ACE International                       364         343         6
   ACE Financial Services                  127         131        (3)
                                       --------    --------    -------
       Consolidated                    $ 1,369     $ 1,105        24%
                                       ========    ========    =======

-------------------------------------------------------------------------------

Premiums: Gross premiums written for the quarter ended March 31, 2001, increased by $564 million to $2.6 billion from $2.0 billion for the same quarter last year. During the quarter, most of the segments achieved year over year growth; however, the most significant area of growth was in the financial solutions line of business at ACE Bermuda. In addition, during the quarter, the Company continued to experience increases in pricing in most geographic areas including the US, Europe, Latin America and Asia Pacific including Australia. In Japan, economic conditions and increased

                       ACE LIMITED AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)

competition due to deregulation continue to mitigate price increases in the Japanese insurance markets. Net premiums written and net premiums earned increased by $278 million and $264 million respectively, compared with the same quarter last year. Again, this increase is primarily due to several financial solutions contracts written during the quarter, including loss portfolio contracts ("LPTs") of approximately $250 million which were fully earned when written.

ACE Bermuda: Gross premiums written for the quarter ended March 31, 2001, increased by $204 million to $377 million from $173 million for the same quarter last year. This increase is due to several financial solutions contracts written during the current quarter including a large LPT contract valued at approximately $140 million, which was fully earned during the quarter. Compared with the March 2000 quarter, production was affected by a strategic decision to move certain lines of business to their center of expertise. The aviation business in ACE Bermuda was moved to ACE Global Markets and a large part of the satellite business was moved to ACE USA. These changes, together with slow launch activity reduced ACE Bermuda's premium base by about $15 million. ACE Bermuda's other products benefited from increased demand and price improvements.

For the quarter ended March 31, 2001, net premiums written increased by $221 million to $359 million and net premiums earned increased by $186 million to $269 million, compared with the same quarter last year. As with gross premiums written, the increases are primarily due to premiums from the financial solutions contracts already discussed.

ACE Global Markets: Gross premiums written for the quarter ended March 31, 2001 decreased by $18 million to $302 million and net premiums written for the quarter decreased by $37 million to $200 million, compared with the same quarter last year. However, on an adjusted basis, gross and net premiums written actually increased in the quarter compared with last year. This increase is not evident in the reported numbers as in the March 2000 quarter, ACE Global Markets accelerated its reporting to a current basis from a quarter in arrears. Gross and net premiums written by syndicate 2488 increased during the current quarter. In addition, ACE increased its participation in Lloyd's syndicate 2488. For 2001, ACE's share of the capacity of syndicate 2488 is approximately 90 percent compared with 84 percent in 2000.

Net premiums earned for the quarter ended March 31, 2001, increased by $36 million to $169 million from $133 million for the same quarter last year. This increase is primarily due to the increased participation in the Lloyd's syndicate along with a change in the mix of business with different earnings patterns.

ACE Global Reinsurance: Gross premiums written for the quarter ended March 31, 2001, increased by $61 million to $166 million from $105 million for the same quarter last year. This increase is primarily due to increasing prices and demand in the property catastrophe marketplace, particularly in the international sector. Property catastrophe premiums accounted for $54 million of the increase while the U.S. property and casualty and life reinsurance businesses accounted for the other $7 million of the increase.

Net premiums written for the quarter ended March 31, 2001, increased by $58 million to $162 million from $104 million for the same quarter last year. This increase is primarily due to the improved property catastrophe market conditions as noted above.

Net premiums earned for the quarter ended March 31, 2001, increased by $22 million to $54 million from $32 million for the same quarter last year. As with gross premiums written and net premiums written, the increase is primarily due to the higher property catastrophe volumes experienced, both in the latter half of fiscal 2000 and in the January 2001 renewals.

                       ACE LIMITED AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)

ACE USA: Gross premiums written for the quarter ended March 31, 2001, increased by $204 million to $943 million from $739 million for the same quarter last year. Most of ACE USA's operating divisions experienced premium growth this quarter however, special risk facilities ("SRF"), property and U.S. international business were the main contributors to the increase. While financial solutions had good production this quarter, year over year production declined by approximately $23 million as ACE USA wrote an $83 million loss portfolio transfer in the March 2000 quarter. In addition, during the current quarter, ACE USA did not renew approximately $38 million of business that did not meet its underwriting standard. U.S. market conditions were favorable during the quarter and the trend is expected to continue. ACE USA continues to experience price increases which were generally above 15 percent for all of ACE USA's specialty business units during the current quarter.

ACE USA's business expansion initiatives showed positive results with growth in its professional risk unit, following the reorganization and reintroduction of its professional lines capabilities. ACE USA also saw good activity in its new accident and health unit.

Net premiums written for the quarter ended March 31, 2001, of $456 million were essentially flat compared with $460 million for the quarter ended March 31, 2000. This is primarily due to a number of large risk and property accounts written during the quarter that produced large gross premiums but comparatively low net premiums primarily in SRF.

Net premiums earned for the quarter ended March 31, 2001, of $386 million were also essentially flat compared with $383 million for the quarter ended March 31, 2000. This is primarily because ACE USA wrote a large financial solutions contract during the March 2000 quarter, which was fully earned when written and not available for renewal this quarter. Excluding this item, net premiums earned by ACE USA increased during the current quarter.

ACE International: Gross premiums written for the quarter ended March 31, 2001, increased by $109 million to $621 million from $512 million for the same quarter last year. The increase is primarily due to continuing growth across various regions including accident and health business in Europe; all lines in Latin America, with a significant increase in personal lines. These increases were partially offset by the devaluation in the yen of approximately 10 percent and decreased accident and health business in the Far East.

For the quarter ended March 31, 2001, net premiums written increased by $36 million to $412 million and net premiums earned increased by $21 million to $364 million, compared with the same quarter last year. As with gross premiums written, the increases are a result of continued growth across various regions.

ACE Financial Services: Growth in gross premiums written for the quarter ended March 31, 2001, was relatively flat compared with the quarter ended March 31, 2000. Gross premiums written of $152 million for the current quarter included an LPT of $87 million, compared with an LPT of $82 million in the same quarter last year. Increases in the credit default swaps line of business and significant new business in the structured financial guaranty were offset by declines in the other lines of business.

Net premiums written for the quarter ended March 31, 2001, increased by $4 million to $146 million from $142 million for the same quarter last year. The increase is due to the same influences, described above for gross premiums written.

Net premiums earned for the quarter ended March 31, 2001, decreased by $4 million to $127 million from $131 million for the same quarter last year. The decrease is due to the decrease in municipal refunding as well as the timing of new business written and the varying periods over which such premiums are earned.

                       ACE LIMITED AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)

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

-------------------------------------------------------------------------------
                                                        Three Months Ended
                                                             March 31
                                                      2001           2000
                                                      ----           ----

Loss and loss expense ratio
   ACE Bermuda                                        88.1%           71.5%
   ACE Global Markets                                 58.2            54.3
   ACE Global Reinsurance                             24.8            30.4
   ACE USA                                            71.8            72.4
   ACE International                                  62.4            57.8
   ACE Financial Services                             78.2            75.5
       Consolidated                                   69.5%           64.8%

Underwriting and administrative expense ratio
   ACE Bermuda                                         5.0%           12.7%
   ACE Global Markets                                 38.6            40.7
   ACE Global Reinsurance                             26.7            22.4
   ACE USA                                            27.2            27.1
   ACE International                                  33.4            38.1
   ACE Financial Services                             16.8            16.7
       Consolidated                                   26.3%           31.2%

Combined Ratio
   ACE Bermuda                                        93.1%           84.2%
   ACE Global Markets                                 96.8            95.0
   ACE Global Reinsurance                             51.5            52.8
   ACE USA                                            99.0            99.5
   ACE International                                  95.8            95.9
   ACE Financial Services                             95.0            92.2
       Consolidated                                   95.8%           96.0%
-------------------------------------------------------------------------------

Loss and Loss Expense Ratios

The Company establishes reserves for unpaid losses and loss expenses, which are estimates of future payments of reported and unreported claims for losses and related expenses, with respect to insured events that have occurred. The process of establishing reserves for property and casualty claims continues to be a complex and imprecise process, requiring the use of informed estimates and judgments. The Company's estimates and judgments may be revised as additional experience and other data becomes available and are reviewed, as new or improved methodologies are developed or as current laws change. Any such revisions could result in future changes in estimates of losses or reinsurance recoverable, and would be reflected in the Company's results of operations in the period in which the estimates are changed.

In addition, catastrophe losses may have a significant effect on the insurance and reinsurance industry. ACE Global Reinsurance and other segments of the group have exposure to windstorm, hail, earthquake and other catastrophic events, all of which are managed using measures including underwriting controls, occurrence caps as well as modeling, monitoring and managing its accumulations of potential losses across the group. The Company uses its retrocessional programs to limit its net losses from catastrophes. However, property catastrophe loss experience is generally characterized as low frequency but high severity short-tail claims which may result in volatility in financial results.

During the quarters ended March 31, 2001 and 2000, there were relatively few major catastrophe losses that affected the Company. For the quarter ended March 31, 2001, the loss and loss expense ratio increased to 69.5 percent from 64.8 percent for the quarter ended March 31, 2000, primarily due to the impact of the financial solutions business written in the quarter, as these contracts are generally recorded at higher loss ratios than ACE's other lines of business.

                       ACE LIMITED AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)

ACE Bermuda: The loss and loss expense ratio increased to 88.1 percent for the quarter ended March 31, 2001 from 71.5 percent for the quarter ended March 31, 2000. This increase is primarily the result of a change in the mix of business with increased financial solutions business being written during the current quarter, including an LPT contract of approximately $140 million.

ACE Global Markets: The loss and loss expense ratio increased to 58.2 percent for the quarter ended March 31, 2001 from 54.3 percent for the quarter ended March 31, 2000. This increase is due to the combination of a change in the mix of earned business across the various years of account.

ACE Global Reinsurance: The loss and loss expense ratio decreased to 24.8 percent for the quarter ended March 31, 2001 from 30.4 percent for the quarter ended March 31, 2000. This decrease is primarily the result of lower losses on the property catastrophe business compared with the same quarter last year.

ACE USA: The loss and loss expense ratio decreased to 71.8 percent for the quarter ended March 31, 2001 from 72.4 percent for the quarter ended March 31, 2000. The small decline is due to a change in the mix of business written during the current quarter.

ACE International: The loss and loss expense ratio increased to 62.4 percent for the quarter ended March 31, 2001 from 57.8 percent for the quarter ended March 31, 2000. This increase is partly due to a change in the mix of business between property and casualty and accident and health, as well as higher loss ratios in the European book of business.

ACE Financial Services: The loss and loss expense ratio increased to 78.2 percent for the quarter ended March 31, 2001 from 75.5 percent for the quarter ended March 31, 2000. This increase is primarily the result of an increase in reserves due to the LPT contract written during the current quarter. Excluding the LPT contracts written in both the March 2001 and 2000 quarters, the loss and loss expense ratio remained relatively unchanged, at approximately 30 percent.

Underwriting and Administrative Expense Ratios

Underwriting and administrative expenses are comprised of the amortization of deferred policy acquisition costs, which include commissions, premium taxes, underwriting and other costs that vary with and are primarily related to the production of premium, and administrative expenses which include all other operating costs. The underwriting and administrative expense ratio decreased to 26.3 percent for the quarter ended March 31, 2001, from 31.2 percent for the quarter ended March 31, 2000. This decrease is primarily due to a decline in the underwriting and administrative ratio at ACE Bermuda and ACE International.

ACE Bermuda: The underwriting and administrative expense ratio decreased from 12.7 percent for the quarter ended March 31, 2000, to 5.0 percent for the quarter ended March 31, 2001. This decrease is primarily due to the large increase in net premiums earned resulting from certain financial solutions premiums which were fully earned during the quarter.

ACE Global Markets: The underwriting and administrative expense ratio decreased from 40.7 percent for the quarter ended March 31, 2000, to 38.6 percent for the quarter ended March 31, 2001. This decrease is primarily due to relatively stable underwriting and administrative expenses over higher earned premiums.

ACE Global Reinsurance: The underwriting and administrative expense ratio increased from 22.4 percent for the quarter ended March 31, 2000, to 26.7 percent for the quarter ended March 31, 2001. This increase is primarily the result of increased costs due to the startup operations of the U.K. branch of ACE Tempest Re.

                       ACE LIMITED AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)

ACE USA: The underwriting and administrative expense ratio was essentially flat at 27.1 percent for the quarter ended March 31, 2000, compared with
27.2 percent for the quarter ended March 31, 2001. This is primarily due to relatively stable underwriting and administrative expenses over comparable earned premium.

ACE International: The underwriting and administrative expense ratio decreased from 38.1 percent for the quarter ended March 31, 2000, to 33.4 percent for the quarter ended March 31, 2001. This decrease in expenses is the result of various cost cutting measures taken in this segment during 2000.

ACE Financial Services: The underwriting and administrative expense ratio remained stable at 16.7 percent for the quarter ended March 31, 2000, and
16.8 percent for the quarter ended March 31, 2001.


--------------------------------------------------------------------------------
Net Investment Income                Three Months Ended           Percentage
                                            March 31              Change from
                                     2001              2000       Prior Year
                                    --------------   ---------    -----------
                                    (in millions of U.S. Dollars)

 ACE Bermuda                        $    40          $    36          10%
 ACE Global Markets                       9                8          12
 ACE Global Reinsurance                  16               15           6
 ACE USA                                 90               84           8
 ACE International                       22               22           -
 ACE Financial Services                  24               22          10
 Other(1)                                 3               (4)         18
                                  ===========      ==========     ========
 Total net investment income        $   204          $   183          12%
                                  ===========      ==========     ========

(1) Includes ACE Limited, ACE INA Holdings and intercompany eliminations.
--------------------------------------------------------------------------------

Net investment income increased by $21 million to $204 million for the quarter ended March 31, 2001, from $183 million for the quarter ended March 31, 2000. The primary reason for this change was an increase in the asset base due to the reclassification of the assets of CIS on July 2, 2000 and the proceeds from the share offering in September 2000.

ACE Bermuda: Net investment income increased to $40 million for the quarter ended March 31, 2001, from $36 million for the quarter ended March 31, 2000. This increase is primarily the result of a larger capital base and a change in investment strategy to a higher yield portfolio. This increase was offset somewhat by reduced interest income due to dividends paid to ACE during 2000.

ACE Global Markets: Net investment income increased to $9 million for the quarter ended March 31, 2001, from $8 million for the quarter ended March 31, 2000. Increased participation in the syndicates managed by ACE resulted in increased investment income. The increase is partially offset by the comparative quarter which included an additional quarter of income, amounting to approximately $2 million when the Lloyd's accounts were changed to a current reporting basis.

ACE Global Reinsurance: Net investment income of $16 million remained relatively unchanged compared with the same quarter last year. Additional assets accumulated from higher business volumes was offset by dividends paid to ACE.

                       ACE LIMITED AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)

ACE USA: Net investment income increased to $90 million for the quarter ended March 31, 2001, from $84 million for the quarter ended March 31, 2000. This increase is primarily due to the presentation of the CIS activity in investment income in 2001. Prior to July 2, 2000, CIS was presented as a discontinued operation. As of July 2, 2000, the CIS operations had not been sold and its activity had to be reconsolidated into the Company's operations.

ACE International: Net investment income remained flat at $22 million for both the quarters ended March 31, 2001 and 2000. The replacement of yen-based securities with higher-yielding U.S. dollar securities and the replacement of a portion of the equity holdings with interest-yielding bonds resulted in increased investment income, which was offset by the devaluation of the yen.

ACE Financial Services: Net investment income increased to $24 million for the quarter ended March 31, 2001, from $22 million for the quarter ended March 31, 2000. This increase is primarily the result of positive operating cash flow recorded in 2000.

-------------------------------------------------------------------------------
Net Realized Gains (Losses) on Investments            Three Months Ended
                                                              March 31
                                                     2001             2000
                                                     ----             ----
                                                  (in millions of U.S. Dollars)

Fixed maturities and short-term investments        $  8            $  (38)
Equity securities                                    13                90
Financial futures and option contracts              (29)                9
Other investments                                   (11)                -
Currency                                             (4)               (4)
FAS 133                                               4                 -
                                                  ------           -------
Total net realized gains (losses) on investments  $ (19)           $   57
                                                  ======           =======

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

Sales proceeds for fixed maturity securities were generally higher than their amortized cost during the quarter. This resulted in net realized gains of $8 million being recognized on fixed maturities and short-term investments for the quarter ended March 31, 2001, compared with net realized losses of $38 million for the quarter ended March 31, 2000.

                       ACE LIMITED AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)

The liquidation of certain equity portfolios contributed to net realized gains from equity securities of $13 million for the quarter ended March 31, 2001 and $90 million for the quarter ended March 31, 2000.

Certain of the Company's external managers of fixed income securities use fixed income futures contracts to manage duration exposure, losses of $7 million were recognized on these for the quarter ended March 31, 2001. Net realized losses generated by the Company's equity index futures contracts amounted to $22 million for the quarter ended March 31, 2001. Total net realized losses attributable to the financial futures and option contracts for the quarter ended March 31, 2001 amounted to $29 million, compared with gains of $9 million for the quarter ended March 31, 2000 and were due to declines in the equity markets during the quarter.

The Company implemented FAS 133 on January 1, 2001, which requires that all derivatives be recognized as either assets or liabilities in the consolidated balance sheet and be carried at fair value. The market value adjustment for the quarter ended March 31, 2001, as a result of FAS 133, resulted in a gain of $4 million.

-------------------------------------------------------------------------------
Other Expenses                 Three Months Ended             Percentage
                                    March 31                    Change
                              2001           2000             From Prior
                              ----           -----               Year
                                                              -------------
                           (in millions of U.S. Dollars)

Amortization of Goodwill       $    20       $   20                -
                              =========     ========            ======

Interest expense               $    54       $   57               (5)%
                              =========      =======            ======

Income tax expense             $    27       $   33              (18)%
                              =========      =======            ======

-------------------------------------------------------------------------------

As expected, the amortization of goodwill remained constant at $20 million for both the quarter ended March 31, 2001 and the quarter ended March 31, 2000.

Interest expense decreased by $3 million to $54 million for the quarter ended March 31, 2001, from $57 million for the quarter ended March 31, 2000. The decrease in the amount of commercial paper outstanding at March 31, 2001 compared with March 31, 2000, resulted in a decrease in commercial paper interest expense of $10 million. This decrease was offset by interest expense of $7 million per quarter on the ACE INA Capital Securities, which were issued on March 31, 2000.

Income tax expense decreased by $6 million to $27 million for the quarter ended March 31, 2001, from $33 million for the quarter ended March 31, 2000. During the current quarter, the Company's income before tax was lower than last year, primarily because the Company generated net realized losses on investments in 2001 compared with net realized gains on investments in 2000, resulting in lower income tax expense.

                       ACE LIMITED AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)

CONSOLIDATED FINANCIAL POSITION

At March 31, 2001, total assets were $32.9 billion compared with $31.7 billion at December 31, 2000, an increase of $1.2 billion. This increase is due in part to an increase of $367 million on investments and cash, as discussed below. Additionally, insurance and reinsurance balances receivable, prepaid reinsurance premiums and reinsurance recoverable increased by $224 million, $244 million and $388 million, respectively, following the January renewal period.

At March 31, 2001, total investments and cash amounted to $14.1 billion, compared with $13.8 billion at December 31, 2000. This increase is primarily a result of positive cash flows from operations during the current quarter due to strong premium volume and positive market movements on the investment portfolio.

The Company maintains reserves for the estimated unpaid ultimate liability for losses and loss expenses under the terms of its policies and agreements. The reserve for unpaid losses and loss expenses was $17.9 billion at March 31, 2001, compared with $17.4 billion at December 31, 2000, and includes $10.6 billion of case and loss expense reserves. While the Company believes that its reserve for unpaid losses and loss expenses at March 31, 2001 is adequate, future developments may result in ultimate losses and loss expenses significantly greater or less than the reserve provided.

One of the ways the Company manages its loss exposure is through the use of reinsurance. While reinsurance arrangements are designed to limit losses from large exposures and to permit recovery of a portion of direct losses, reinsurance does not relieve the Company of its liability to its insureds. Accordingly, the Company's loss reserves represent total gross losses, and reinsurance recoverable represents anticipated recoveries of a portion of those losses as well as amounts recoverable from reinsurers with respect to claims which have already been paid by the Company. The allowance for unrecoverable reinsurance is required principally due to the failure of reinsurers to indemnify the Company, primarily because of disputes under reinsurance contracts and insolvencies. Reinsurance disputes continue to be significant, particularly on larger and more complex claims, such as those related to asbestos and environmental pollution (discussed in more detail below) and London reinsurance market exposures. Allowances have been established for amounts estimated to be uncollectible. The Company's reinsurance recoverable was approximately $9.4 billion at March 31, 2001, and $9.0 billion at December 31, 2000, net of allowances for unrecoverable reinsurance of $722 million and $710 million, respectively.

Included in the Company's liabilities for losses and loss expenses are liabilities for asbestos, environmental damage and latent injury claims and expenses. These claims are principally related to claims arising from remediation costs associated with hazardous waste sites and bodily injury claims related to asbestos products and environmental hazards. The Company has considered asbestos and environmental claims and claims expenses in establishing the liability for unpaid losses and loss expenses. The Company has developed reserving methods, which incorporate new sources of data with historical experience to estimate the ultimate losses arising from asbestos and environmental exposures. The reserves for asbestos and environmental claims and claims expenses represent management's best estimate of future loss and loss expense payments and recoveries which are expected to develop over the next several decades. The Company continuously monitors evolving case law and its effect on environmental damage and latent injury claims. While reserving for these claims is inherently uncertain, the Company believes that the reserves carried for these claims are adequate based on known facts and current law.

At March 31, 2001 and December 31, 2000, the total of the Company's short and long term debt, including trust preferred securities was $2.7 billion.

Fully diluted book value per share was $23.82 at March 31, 2001, compared with $23.25 at December 31, 2000.

                       ACE LIMITED AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)

LIQUIDITY AND CAPITAL RESOURCES

As a holding company, ACE's assets consist primarily of the stock of its subsidiaries as well as other investments. In addition to investment income, its cash flows currently depend primarily on dividends or other statutorily permissible payments from its Bermuda-based operating subsidiaries (the "Bermuda subsidiaries"). There are currently no legal restrictions on the payment of dividends from retained earnings by the Bermuda subsidiaries, as the minimum statutory capital and surplus requirements are satisfied by the share capital and additional paid-in capital of each of the Bermuda subsidiaries. However, the payment of dividends or other statutorily permissible distributions by the Bermuda subsidiaries is subject to the need to maintain shareholders' equity at a level adequate to support the level of insurance and reinsurance operations. During the quarter ended March 31, 2001, dividends of $65 million were declared by ACE Tempest Re. ACE Bermuda did not declare any dividends during the quarter ended March 31, 2001.

The payment of any dividends from ACE Global Markets or its subsidiaries would be subject to applicable United Kingdom insurance law including those promulgated by the Society of Lloyd's. No dividends were received from ACE Global Markets during the current quarter and the Company does not anticipate receiving dividends from ACE Global Markets during the remainder of 2001.

ACE INA has issued debt to provide partial financing for the ACE INA Acquisition and for other operating needs. Cash flow requirements to service this debt are expected to be met primarily by upstreaming dividend payments from ACE INA's insurance subsidiaries. ACE INA Holdings did not receive any dividends from its subsidiaries during the quarter ended March 31, 2001. Under various U.S. insurance laws to which ACE INA's U.S. insurance subsidiaries are subject, ACE INA's U.S. insurance subsidiaries may pay a dividend only from earned surplus subject to the maintenance of a minimum capital requirement, without prior regulatory approval. ACE INA's international subsidiaries are also subject to various insurance laws and regulations in the countries in which they operate. These regulations include restrictions that limit the amount of dividends that can be paid without prior approval of the insurance regulatory authorities. No dividends have been received by ACE Limited from ACE INA during the current quarter and the Company does not anticipate receiving dividends from ACE INA during the remainder of 2001.

ACE Financial Services' U.S. insurance subsidiaries are also subject to various U.S. insurance laws under which subsidiaries may pay a dividend only from earned surplus subject to the maintenance of a minimum capital requirement, without prior regulatory approval. No dividends have been received from ACE Financial Services during the current quarter and the Company does not anticipate receiving dividends from ACE Financial Services during the remainder of 2001.

The Company's consolidated sources of funds consist primarily of net premiums written, investment income, and proceeds from sales and maturities of investments. Funds are used primarily to pay claims, operating expenses and dividends and for the purchase of investments.

The Company's insurance and reinsurance operations provide liquidity in that premiums are normally received substantially in advance of the time claims are paid. The Company's consolidated net cash flow from operating activities was $388 million for the quarter ended March 31, 2001, compared with $(84) million for the quarter ended March 31, 2000. The positive operating cash flows were generated from very strong premium volume during the quarter as the Company had net premiums written of $1.7 billion. Generally cash flows are affected by claim payments which, due to the nature of the Company's operations, may comprise large loss payments on a limited number of claims and therefore can fluctuate significantly from year to year. The irregular timing of these loss payments, for which the source of cash can be from operations, available net credit facilities or

                       ACE LIMITED AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)


routine sales of investments, can create significant variations in cash flows from operations between periods. Although the Company's ongoing operations continue to generate positive cash flows from operations, the Company's cash flows are currently impacted by a large book of loss reserves from businesses in run-off. The run-off operations generated negative cash flows of $261 million and $150 million for the quarters ended March 31, 2001 and 2000, respectively, primarily due to claim payments. The run-off book of business continues to require cash to meet its liabilities and cash flows are very dependent on the timing of claim settlements. Net loss and loss expense payments amounted to $945 million and $834 million for the quarters ended March 31, 2001 and 2000, respectively.

The Board of Directors, on November 17, 2000 authorized the repurchase of any ACE issued debt or capital securities including ACE's Ordinary Shares, up to an aggregate total of $250 million. During the three months ended March 31, 2001, the Company repurchased and cancelled 1,065,000 Ordinary Shares under the program for an aggregate cost of $35.3 million. Subsequent to March 31, 2001, the Company repurchased and cancelled an additional 450,000 shares for an aggregate cost of $14.4 million leaving approximately $200 million of the Board authorization not utilized.

On January 12, 2001, and April 13, 2001, the Company paid dividends of 13 cents per share to shareholders of record on December 29, 2000, and March
30, 2001, respectively. On May 11, 2001, the Company declared a quarterly dividend of 15 cents per Ordinary Share payable on July 12, 2001 to shareholders of record on June 29, 2001. The declaration and payment of future dividends is at the discretion of the Board of Directors and will be dependent upon the profits and financial requirements of the Company and other factors, including legal restrictions on the payment of dividends and such other factors as the Board of Directors deems relevant.

In April 2001, the Company renewed its $800 million, 364-day revolving credit facility. This facility together with the Company's $250 million, five-year revolving credit facility, which was last renewed in May 2000, is available for general corporate purposes and each of the facilities may also be used as commercial paper back-up facilities. The five-year facility also permits the issuance of letters of credit. Under these facilities the Company and various subsidiaries are named borrowers and guarantors. Each facility requires that the Company and/or certain of its subsidiaries maintain specific covenants, including a consolidated tangible net worth covenant and a maximum leverage covenant.

In June 1999, the Company arranged certain commercial paper programs. The programs use revolving credit facilities as back-up facilities and provide for up to $2.8 billion in commercial paper issuance (subject to the availability of back-up facilities, which currently total $1.05 billion) for ACE and for ACE INA. At March 31, 2001, short-term debt consisted of $347 million of commercial paper issued by ACE INA and $25 million in bank borrowings by ACE Financial Services. Commercial paper rates during the quarter ended March 31, 2001 averaged 5.75 percent.

Both internal and external forces influence the Company's financial condition, results of operations and cash flows. Claim settlements, premium levels and investment returns may be impacted by changing rates of inflation and other economic conditions. In many cases, significant periods of time, ranging up to several years or more, may lapse between the occurrence of an insured loss, the reporting of the loss to the Company and the settlement of the Company's liability for that loss. The Company believes that its cash balances, cash flow from operations, routine sales of investments and the liquidity provided by its credit facilities are adequate to meet the Company's expected cash requirements.

                       ACE LIMITED AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd)

CUMULATIVE EFFECT OF ADOPTING A NEW ACCOUNTING STANDARD

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value, cash flow or foreign currency hedge. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. Upon initial application of FAS 133, hedging relationships must be designated anew and documented pursuant to the provisions of this statement. The Company adopted FAS 133, as amended, as of January 1, 2001.

The Company maintains investments in derivative instruments such as futures, option contracts and foreign currency forward contracts of which the primary purposes are to manage duration and foreign currency exposure, yield enhancement or to obtain an exposure to a particular financial market. The Company has historically recorded the changes in market value of these instruments as realized gains (losses) in the consolidated statement of operations and, accordingly, has estimated that FAS 133, as amended, will not have a significant impact on the results of operations, financial condition or liquidity in future periods as it relates to these instruments.

Certain products (principally credit protection oriented) issued by the Company have been determined to meet the definition of a derivative under FAS 133. These products consist primarily of credit default swaps, index-based instruments and certain financial guarantee coverages. Effective January 1, 2001, the Company records these products at their fair value.

To reflect the adoption of FAS 133 on January 1, 2001, the Company recorded an expense related to the cumulative effect of adopting a new accounting standard of $23 million, net of income tax of $12 million. Prospectively, the Company expects some level of gains and losses resulting from changes in market value of derivatives to be recorded in the statement of operations. The level of such gains and losses will be dependent upon a number of factors including changes in interest rates, credit spreads and other market factors. The Company's involvement with derivative instruments and transactions is primarily to offer protection to others or to mitigate its own risk and is not considered speculative in nature.

                                ACE LIMITED

                        PART II - OTHER INFORMATION
                       ---------------------------


ITEM 5.  OTHER INFORMATION
--------------------------

1. On February 23, 2001, the Company declared a quarterly dividend of $0.13 per Ordinary Share payable on April 13, 2001 to shareholders of record on March 30, 2001.

2. On May 11, 2001, the Company declared a quarterly dividend of $0.15 per Ordinary Share payable on July 12, 2001 to shareholders of record on June 29, 2001.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

         Exhibits.

10.1     Promissory Note dated January 9, 2001 from Dominic J. Frederico *

10.2 Amended and Restated Credit Agreement dated as of April 6, 2001 among ACE Limited, ACE Bermuda Insurance Ltd., ACE Tempest Reinsurance Ltd., ACE INA Holdings, Inc. and ACE Guaranty Re Inc., certain lenders, JP Morgan, a division of Chase Securities, Inc., as Lead Arranger and Bookrunner, Bank of America, N.A., Barclays Bank PLC and Fleet National Bank, as Co-Syndication Agents and Morgan Guaranty Company of New York, as Administrative Agent.

10.3 ACE Limited 1998 Long-Term Incentive Plan (as amended through the Second Amendment) *

       *  Management Contract or Compensation Plan

                                 SIGNATURES
                                 ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                    ACE LIMITED
                                    -------------------------------------------





May 15, 2001                               /s/   Brian Duperreault
                                    -------------------------------------------
                                                 Brian Duperreault
                                                Chairman and Chief
                                                 Executive Officer





May 15, 2001                                 /s/   Robert Blee
                                    -------------------------------------------
                                                 Robert A. Blee
                                                 Chief Accounting Officer

Exhibit                                                               Numbered
Number         Description                                              Page
-------        -----------                                            ---------

1.             Exhibits

10.1     Promissory Note dated January 9, 2001 from Dominic J. Frederico *

10.2 Amended and Restated Credit Agreement dated as of April 6, 2001 among ACE Limited, ACE Bermuda Insurance Ltd., ACE Tempest Reinsurance Ltd., ACE INA Holdings, Inc. and ACE Guaranty Re Inc., certain lenders, JP Morgan, a division of Chase Securities, Inc., as Lead Arranger and Bookrunner, Bank of America, N.A., Barclays Bank PLC and Fleet National Bank, as Co-Syndication Agents and Morgan Guaranty Company of New York, as Administrative Agent.

10.3 ACE Limited 1998 Long-Term Incentive Plan (as amended through the Second Amendment) *

       *  Management Contract or Compensation Plan