Form 10-Q/A
period 2001-03-31
ACE LTD
filed 2001-05-16
CIK 896159

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549



                                FORM 10-Q/A



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

                         YES      x      NO
                              --------      -------


The number of registrant's Ordinary Shares ($0.041666667 par value) outstanding as of May 11, 2001 was 231,402,343.

                             EXPLANATORY NOTE

This quarterly report on Form 10-Q/A amends and restates Part II - Item 5 of the registrant's Quarterly Report on Form 10-Q for the quarter ended
March 31, 2001, which was filed on May 15, 2001.


                        PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

1. On February 23, 2001, the Company declared a quarterly dividend of $0.13 per Ordinary Share payable on April 13, 2001 to shareholders of record on March 30, 2001.

2. On May 11, 2001, the Company declared a quarterly dividend of $0.15 per Ordinary Share payable on July 13, 2001 to shareholders of record on June 29, 2001.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                    ACE LIMITED
                                           ------------------------------------





May 15, 2001                                /s/    Brian Duperreault
                                           ------------------------------------
                                                   Brian Duperreault
                                                   Chairman and Chief
                                                   Executive Officer





May 15, 2001                                 /s/  Robert Blee
                                           ------------------------------------
                                                  Robert A. Blee
                                                  Chief Accounting Officer