Form 10-Q
period 2001-06-30
ACE LTD
filed 2001-08-14
CIK 896159

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549



                                 FORM 10-Q



(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


             For the Quarterly Period Ended June 30, 2001

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


The number of registrant's Ordinary Shares ($0.041666667 par value) outstanding as of August 10, 2001 was 230,880,249.

                                ACE LIMITED

                             INDEX TO FORM 10-Q



Part I.  FINANCIAL INFORMATION
                                                                       Page No.
Item 1.  Financial Statements:

         Consolidated Balance Sheets
                  June 30, 2001 (Unaudited) and December 31, 2000            3

         Consolidated Statements of Operations (Unaudited)
                  Three Months and Six Months Ended June 30, 2001 and 2000   4

         Consolidated Statements of Shareholders' Equity (Unaudited)
                  Six Months Ended June 30, 2001 and 2000                    5

         Consolidated Statements of Comprehensive Income (Unaudited)
                  Six Months Ended June 30, 2001 and 2000                    6

         Consolidated Statements of Cash Flows (Unaudited)
                  Six Months Ended June 30, 2001 and 2000                    7

         Notes to Interim Consolidated Financial Statements (Unaudited)      8

Item 2.  Management's Discussion and Analysis of Results of
                  Operations and Financial Condition                        27




Part II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                51

Item 5.  Other Information                                                  51

Item 6.  Exhibits and Reports on Form 8-K                                   51

                                  ACE LIMITED AND SUBSIDIARIES

                                  CONSOLIDATED BALANCE SHEETS
                                                                                    June 30          December 31
                                                                                      2001               2000
                                                                                      ----               ----
                                                                                   (unaudited)

                                                                                   (in thousands of U.S. dollars,
                                                                                  except share and per share data)

Assets
Investments and cash
     Fixed maturities available for sale, at fair value
        (amortized cost - $11,255,915 and $10,640,937)                        $    11,381,882      $   10,721,309
     Equity securities, at fair value (cost - $511,593 and $495,049)                  495,075             532,046
     Short-term investments, at fair value
        (amortized cost - $1,015,211 and $1,369,784)                                1,015,211           1,369,784
     Other investments, at fair value (cost - $555,376 and $518,130)                  578,215             531,116
     Cash                                                                             677,319             608,069
                                                                                  -------------       --------------
           Total investments and cash                                              14,147,702          13,762,324

Accrued investment income                                                             192,869             183,011
Insurance and reinsurance balances receivable                                       2,412,871           2,095,573
Accounts and notes receivable                                                         313,531             388,996
Reinsurance recoverable                                                             9,404,961           8,994,940
Deferred policy acquisition costs                                                     656,735             572,757
Prepaid reinsurance premiums                                                        1,082,448             857,745
Goodwill                                                                            2,807,205           2,846,709
Deferred tax assets                                                                 1,126,611           1,144,261
Other assets                                                                          862,783             843,210
                                                                                  -------------       --------------
           Total assets                                                       $    33,007,716      $   31,689,526
                                                                                  =============       ==============

Liabilities
Unpaid losses and loss expenses                                               $    17,952,252      $   17,388,394
Unearned premiums                                                                   3,706,250           3,035,288
Premiums received in advance                                                           64,999              63,123
Insurance and reinsurance balances payable                                          1,343,495           1,319,091
Contract holder deposit funds                                                         107,670             139,056
Accounts payable, accrued expenses and other liabilities                            1,256,708           1,316,449
Dividends payable                                                                      37,782              33,127
Short-term debt                                                                       403,265             364,509
Long-term debt                                                                      1,424,407           1,424,228
Trust preferred securities                                                            875,000             875,000
                                                                                  -------------       --------------
           Total liabilities                                                       27,171,828          25,958,265
                                                                                  -------------       --------------
Commitments and contingencies

Mezzanine equity                                                                      311,050             311,050
                                                                                  -------------       --------------

Shareholders' equity
Ordinary Shares ($0.041666667 par value, 300,000,000 shares authorized;
  231,442,862 and 232,346,579 shares issued and outstanding)                            9,643               9,681
Additional paid-in capital                                                          2,628,179           2,637,085
Unearned stock grant compensation                                                     (43,442)            (29,642)
Retained earnings                                                                   2,873,562           2,733,633
Accumulated other comprehensive income                                                 56,896              69,454
                                                                                  -------------       --------------

           Total shareholders' equity                                               5,524,838           5,420,211
                                                                                  -------------       --------------
           Total liabilities, mezzanine equity and shareholders' equity       $    33,007,716      $   31,689,526
                                                                                  =============       ==============


                            See accompanying notes to interim consolidated financial statements



                                        ACE LIMITED AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                         For the Three Months and Six Months Ended June 30, 2001 and 2000
                                                   (Unaudited)

                                                                    Three Months Ended                     Six Months Ended
                                                                         June 30                               June 30
                                                                   2001                  2000              2001                2000
                                                                   ----                  ----              ----                ----
                                                                     (in thousands of U.S. dollars, except per share data)

     Revenues
          Gross premiums written                          $   2,402,661       $   1,950,067       $   4,964,299      $    3,947,027
          Reinsurance premiums ceded                           (932,016)           (736,182)         (1,758,536)         (1,276,120)
                                                             -------------       -------------       ------------       ------------

          Net premiums written                                1,470,645           1,213,885           3,205,763           2,670,907
          Change in unearned premiums                           (85,458)            (46,049)           (451,460)           (398,265)
                                                             -------------       -------------       ------------       ------------

          Net premiums earned                                 1,385,187           1,167,836           2,754,303           2,272,642
          Net investment income                                 196,267             181,029             400,697             363,964
          Net realized gains (losses) on investments             15,564             (30,044)             (3,811)             26,696
                                                             -------------       -------------       ------------       ------------

             Total revenues                                   1,597,018           1,318,821           3,151,189           2,663,302
                                                             -------------       -------------       ------------       ------------
     Expenses
          Losses and loss expenses                              982,993             768,111           1,934,939           1,483,594
          Policy acquisition costs                              187,640             163,728             354,330             314,370
          Administrative expenses                               207,106             182,864             400,399             376,872
          Amortization of goodwill                               19,872              19,324              39,752              38,970
          Interest expense                                       49,640              53,947             103,964             111,136
                                                             -------------       -------------       ------------       ------------

             Total expenses                                   1,447,251           1,187,974           2,833,384           2,324,942
                                                             -------------       -------------       ------------       ------------

     Income before income tax and cumulative effect
         of adopting a new accounting standard                  149,767             130,847             317,805             338,360
     Income tax expense                                          18,250              16,919              45,224              49,919
                                                             -------------       -------------       ------------       ------------

     Income before cumulative effect of adopting a
     new accounting standard                                    131,517             113,928             272,581             288,441
     Cumulative effect of adopting a new accounting
         standard (net of income tax)                                 -                   -             (22,670)                  -
                                                             -------------       -------------       ------------       ------------

     Net income                                           $     131,517       $     113,928      $       249,911     $      288,441
                                                             =============       =============       ============       ============

     Basic earnings per share before cumulative effect
     of adopting a new accounting standard                $        0.54       $        0.50      $         1.12      $         1.30
                                                             =============       =============       ============       ============

     Basic earnings per share                             $        0.54       $        0.50      $         1.02      $         1.30
                                                             =============       =============       ============       ============
     Diluted earnings per share before cumulative effect
         of adopting a new accounting standard            $        0.52       $        0.49      $         1.07      $         1.28
                                                             =============       =============       ============       ============

     Diluted earnings per share                           $        0.52       $        0.49      $         0.98      $         1.28
                                                             =============       =============       ============       ============



                   See accompanying notes to interim consolidated financial statements


                        ACE LIMITED AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              For the Six Months Ended June 30, 2001 and 2000
                                (Unaudited)
                                                         Six Months Ended
                                                              June 30
                                                      2001                 2000
                                                      ----                 ----
                                                  (in thousands of U.S. dollars)
Ordinary Shares
   Balance - beginning of period                $   9,681           $     9,061
   Ordinary Shares issued                               7                    17
   Exercise of stock options                           35                    18
   Issued under Employee Stock Purchase
   Plan (ESPP)                                          4                     1
   Cancellation of Ordinary Shares                    (21)                  (28)
   Repurchase of Shares                               (63)                    -
                                           ---------------       --------------
     Balance - end of period                        9,643                 9,069
                                           ---------------       --------------
Additional paid-in capital
   Balance - beginning of period                2,637,084             2,214,989
   Ordinary Shares issued                           2,567                 6,467
   Exercise of stock options                       16,439                 5,773
   Issued under ESPP                                2,806                   821
   Repurchase of Ordinary Shares                  (17,195)                    -
   Cancellation of Ordinary Shares                (13,522)              (19,007)
   FELINE PRIDES issuance costs                         -                (9,878)
                                           ---------------       --------------
      Balance - end of period                   2,628,179             2,199,165
                                           ---------------       --------------
Unearned stock grant compensation
   Balance - beginning of period                  (29,642)              (28,908)
   Stock grants awarded                           (18,474)               (1,502)
   Stock grants forfeited                             133                     -
   Amortization                                     4,541                 3,916
                                            ---------------       --------------
      Balance - end of period                     (43,442)              (26,494)
                                            ---------------       --------------
  Retained earnings
   Balance - beginning of period                2,733,633             2,321,570
   Net income                                     249,911               288,441
   Dividends declared on Ordinary Shares          (64,797)              (52,154)
   Dividends declared on FELINE PRIDES            (12,763)               (5,325)
   Repurchase of Ordinary Shares                  (32,422)                    -
                                           ---------------       --------------
     Balance - end of period                    2,873,562             2,552,532
                                           ---------------       --------------

  Accumulated other comprehensive income (loss)
   Net unrealized appreciation (depreciation)
      on investments
   Balance - beginning of period                  102,335               (83,327)
   Change in period, net of income tax             (4,846)              (37,246)
                                           ---------------       --------------
     Balance - end of period                       97,489              (120,573)
                                           ---------------       --------------

   Cumulative translation adjustments
   Balance - beginning of period                  (32,881)               17,175
   Net adjustment for period, net of               (7,712)              (41,823)
      income tax                           ---------------       --------------

      Balance - end of period                     (40,593)              (24,648)
                                           --------------        ---------------
  Accumulated other comprehensive
      income (loss)                                56,896              (145,221)
                                           ---------------       --------------

        Total shareholders' equity         $    5,524,838        $    4,589,051
                                           ===============       ==============

           See accompanying notes to interim consolidated financial statements




                        ACE LIMITED AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

              For the six months ended June 30, 2001 and 2000
                                (Unaudited)

                                                                         Six Months Ended
                                                                              June 30
                                                                      2001                 2000
                                                                      ----                 ----

                                                                  (in thousands of U.S. dollars)

Net income                                                       $  249,911           $  288,441

Other comprehensive income (loss)
Net unrealized appreciation/(depreciation) on investments
   Unrealized appreciation/(depreciation) on investments             11,100              (14,525)
   Less: reclassification adjustment for net realized gains
   included in net income                                            (9,167)             (18,121)
                                                               -------------        -------------
                                                                      1,933              (32,646)

Cumulative translation adjustments                                  (15,965)             (58,302)
                                                               -------------        -------------
Other comprehensive income (loss), before income tax                (14,032)             (90,948)

Income tax expense related to other
  comprehensive income items                                          1,474               11,879

                                                               --------------       -------------
Other comprehensive income (loss)                                   (12,558)             (79,069)
                                                               --------------       -------------

Comprehensive income                                            $   237,353           $  209,372
                                                               ==============       =============





                   See accompanying notes to interim consolidated financial statements





                        ACE LIMITED AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the six months ended June 30, 2001 and 2000
                                (Unaudited)

                                                                                    Six Months Ended
                                                                                        June 30
                                                                                2001               2000
                                                                                ----               ----
                                                                             (in thousands of U.S. dollars)
Cash flows from operating activities
Net income                                                                    $   249,911       $   288,441
Adjustments to reconcile net income to net cash provided by
 operating activities:
   Unearned premiums                                                              686,575           593,965
   Unpaid losses and loss expenses, net of reinsurance recoverable                183,575           359,886
   Prepaid reinsurance premiums                                                  (224,703)         (161,350)
   Deferred income taxes                                                           16,107            27,884
   Net realized (gains) losses on investments                                       3,811           (26,696)
   Amortization of premium/discounts on fixed maturities                           (3,534)           (2,054)
   Amortization of goodwill                                                        39,752            38,970
   Deferred policy acquisition costs                                              (90,373)          (70,005)
   Insurance and reinsurance balances receivable                                 (333,000)         (255,843)
   Premiums received in advance                                                     1,876             2,952
   Insurance and reinsurance balances payable                                      33,422          (485,207)
   Accounts payable, accrued expenses and other liabilities                       (52,737)         (250,754)
   Net change in contract holder deposit funds                                    (24,826)          (10,356)
   Cumulative effect of adopting a new accounting standard                         22,670                  -
   Other                                                                          (35,181)         (253,710)
                                                                           ---------------      ------------
        Net cash flows from (used for) operating activities                 $     473,345       $  (203,877)
                                                                           ---------------      ------------

Cash flows from investing activities
   Purchases of fixed maturities                                               (7,689,345)       (5,246,075)
   Purchases of equity securities                                                (115,970)         (269,119)
   Sales of fixed maturities                                                    7,383,010         5,542,027
   Sales of equity securities                                                     113,672           563,473
   Maturities of fixed maturities                                                  24,000            38,265
   Net realized gains (losses) on financial future contracts                      (17,695)           (7,846)
   Other investments                                                              (37,246)         (166,350)
                                                                            ---------------    ----------------
        Net cash from (used for) investing activities                        $   (339,574)      $   454,375
                                                                            ---------------    ----------------

Cash flows from financing activities
   Dividends paid on Ordinary Shares                                         $    (60,070)      $   (47,779)
   Dividends paid on FELINE PRIDES                                                (12,835)           (2,424)
   Net proceeds from (repayment of) short-term debt                                38,780          (722,734)
   Proceeds from exercise of options for Ordinary Shares                           16,474             5,791
   Proceeds from shares issued under ESPP                                           2,810               821
   Repurchase of Ordinary Shares                                                  (49,680)                -
   Proceeds from issuance of trust preferred securities                                 -           300,000
   Proceeds from issuance of FELINE PRIDES                                              -           311,050
   Issuance costs of FELINE PRIDES                                                      -            (9,878)
                                                                             ---------------    ----------------
         Net cash used for financing activities                              $     (64,521)     $   (165,153)
                                                                             ---------------    ----------------

Net increase in cash                                                                69,250            85,345
Cash - beginning of period                                                         608,069           599,232
                                                                             ---------------    ----------------
    Cash - end of period                                                     $     677,319      $    684,577
                                                                             ===============    ================


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

The analysis of gross premiums written by geographic regions is as follows:

-------------------------------------------------------------------------------
                                            Six Months Ended June 30
                                           2001                  2000
                                           ----                  ----
        North America                       58%                   54%
        Europe                              25                    23
        Australia and New Zealand            2                     7
        South America                        5                     4
        Asia Pacific                         9                     7
        Other (1)                            1                     5
                                        ----------            ----------
                                           100%                  100%
                                        ==========            ==========
        (1)   includes world wide
              coverages
-------------------------------------------------------------------------------


2.       Significant Accounting Policies

New accounting prouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. As required, the Company will adopt FAS 142 on January 1, 2002 and will cease amortizing goodwill at that time. All goodwill recognized in the Company's consolidated balance sheet at January 1, 2002 should be assigned to one or more reporting units. Goodwill in each reporting unit should be tested for impairment by June 30, 2002. An impairment loss recognized as a result of a transitional impairment test of goodwill should be reported as the cumulative effect of a change in accounting principle. The Company does not expect any impairment in goodwill to arise from testing during initial adoption.

                        ACE LIMITED AND SUBSIDIARIES
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont'd.)
                                (Unaudited)

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

The Company maintains investments in derivative instruments such as futures, option contracts and foreign currency forward contracts for which the primary purposes are to manage duration and foreign currency exposure, yield enhancement or to obtain an exposure to a particular financial market. The Company has historically recorded the changes in market value of these instruments as realized gains or losses in the consolidated statements of operations and, accordingly, has estimated that FAS 133, as amended, is not expected to have a significant impact on the results of operations, financial condition or liquidity in future periods as it relates to these instruments.

Certain products (principally credit protection oriented) issued by the Company have been determined to meet the definition of a derivative under FAS 133. These products consist primarily of credit default swaps, index-based instruments and certain financial guarantee coverages. Effective January 1, 2001, the Company records these products at their fair value.

To reflect the adoption of FAS 133 on January 1, 2001, the Company recorded an expense related to the cumulative effect of adopting this standard of $23 million, net of income tax of $12 million. The Company has recorded in net realized gains (losses) on investments, pretax income of $15 million to reflect the change in the fair value of derivatives for the six months ended June 30, 2001. The level of gains and losses resulting from changes in the fair value of derivatives on a prospective basis will be dependent upon a number of factors including changes in interest rates, credit spreads and other market factors. The Company's involvement with derivative instruments and transactions is primarily to offer protection to others or to mitigate its own risk and is not considered speculative in nature.

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

                        ACE LIMITED AND SUBSIDIARIES
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont'd.)
                                (Unaudited)

4.       Restricted Stock Awards

Under the Company's long-term incentive plans, 484,300 restricted Ordinary Shares were awarded during the six months ended June 30, 2001, to officers of the Company and its subsidiaries. These shares vest at various dates through February 2005. In addition, during the period, 12,896 restricted Ordinary Shares were awarded to outside directors under the terms of the 1995 Outside Directors Plan. These shares vest in May 2002.

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

                        ACE LIMITED AND SUBSIDIARIES
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont'd.)
                                (Unaudited)

6.       Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

-----------------------------------------------------------------------------------------------------------------------------------

                                                                Three Months Ended                       Six Months Ended
                                                                      June 30                                 June 30
                                                             2001                  2000              2001              2000
                                                             ----                  ----              ----              ----
                                                             (In thousands of U.S. dollars except share and per share data)
Numerator
     Net income before cumulative effect of adopting
       a new accounting standard                       $        131,517   $         113,928   $        272,581    $        288,441
     Dividends on FELINE PRIDES                                  (6,415)             (5,325)           (12,763)             (5,325)
                                                          ---------------    ----------------    ----------------    --------------
   Net income available to the holders of Ordinary
     Shares before cumulative effect                            125,102             108,603            259,818             283,116
   Cumulative effect of adopting a new accounting
     standard                                                         -                   -            (22,670)                  -
                                                          ---------------    ----------------    ----------------    --------------
   Net income available to the holders of Ordinary
     Shares                                            $        125,102   $         108,603   $        237,148    $        283,116
                                                          ===============    ================    ================    ==============

Denominator
   Denominator for basic earnings per share:
   Weighted average shares outstanding                      231,175,889         217,257,524        231,790,182         217,058,392
   Dilutive effect of FELINE PRIDES                           3,256,112                   -          3,326,176                   -
   Effect of other dilutive securities                        6,695,811           4,688,677          6,785,925           3,266,194
                                                          ---------------    ----------------    ----------------    --------------


   Denominator for diluted earnings per share:
     Adjusted weighted average shares outstanding
       and assumed conversions                              241,127,812         221,946,201        241,902,283         220,324,586
                                                          ===============    ================    ================    ==============


Basic earnings per share:
   Earnings per share before cumulative effect of
     adopting a new accounting standard                $           0.54     $          0.50   $            1.12   $            1.30
                                                          ===============    ================    ================    ==============
   Earnings per share                                  $           0.54     $          0.50   $            1.02   $            1.30
                                                          ===============    ================    ================    ==============

Diluted earnings per share:
   Earnings per share before cumulative effect of
     adopting a new accounting standard                $           0.52     $          0.49    $           1.07    $          1.28
                                                          ===============    ================    ================    ==============
   Earnings per share                                  $           0.52     $          0.49    $           0.98    $          1.28
                                                          ===============    ================    ================    ==============

-----------------------------------------------------------------------------------------------------------------------------------

7.       Credit Facilities

In April 2001, the Company renewed its $800 million, 364-day revolving credit facility. This facility, together with the Company's $250 million, five-year revolving credit facility, which was last renewed in May 2000, is available for general corporate purposes and each of the facilities may also be used as commercial paper back-up facilities. The five-year facility also permits the issuance of letters of credit. Under these facilities the Company and various subsidiaries are named borrowers and guarantors. Each facility requires that the Company and/or certain of its subsidiaries maintain specific covenants, including a consolidated tangible net worth covenant and a maximum leverage covenant.

                        ACE LIMITED AND SUBSIDIARIES
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont'd.)
                                (Unaudited)

8.       Debt

The following table sets forth the Company's consolidated debt position at June 30, 2001 and December 31, 2000.


  -----------------------------------------------------------------------------
                                            June 30, 2001     December 31, 2000
                                            -------------     -----------------
                                                (in millions of U.S. dollars)
Short-term debt
  ACE INA commercial paper                     $    378         $      340
  ACE Financial Services Note                        25                 25
                                               ----------       -----------
                                               $    403         $      365
                                               ==========       ===========
Long-term debt
  ACE Financial Services Debentures due 2002   $     75         $       75
  ACE INA Notes due 2004                            400                400
  ACE INA Notes due 2006                            299                299
  ACE US Holdings Senior Notes due 2008             250                250
  ACE INA Subordinated Notes due 2009               300                300
  ACE INA Debentures due 2029                       100                100
                                               ----------       -----------
                                               $  1,424         $    1,424
                                               ==========       ===========

Trust Preferred Securities
  ACE INA RHINO Preferred Securities due 2002  $    400         $      400
  Capital Re LLC Monthly Income
   Preferred Securities due 2044                     75                 75
  ACE INA Trust Preferred Securities due 2029       100                100
  ACE INA Capital Securities due 2030               300                300
                                               -----------      -----------
                                               $    875         $      875
                                               ===========      ===========

-------------------------------------------------------------------------------


Commercial paper and money market facilities

In June 1999, the Company arranged certain commercial paper programs. The programs use revolving credit facilities as back-up facilities and provide for up to $2.8 billion in commercial paper issuance (subject to the availability of back-up facilities, which currently total $1.05 billion) for ACE and for ACE INA. Commercial paper rates averaged 4.6 percent during the three months ended June 30, 2001 and 5.2 percent during the six months ended June 30, 2001.

9.       Reinsurance

The Company purchases reinsurance to manage various exposures including catastrophe risks. Although reinsurance agreements contractually obligate the Company's reinsurers to reimburse it for the agreed upon portion of its gross paid losses, they do not discharge the primary liability of the Company. The amounts for net premiums written and net premiums earned in the statements of operations are net of reinsurance. Direct, assumed and ceded amounts for these items for the three and six months ended June 30, 2001 and 2000 are as follows:

                        ACE LIMITED AND SUBSIDIARIES
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont'd.)
                                (Unaudited)


-------------------------------------------------------------------------------------------------------------
                                           Three Months Ended                     Six Months Ended
                                                 June 30                              June 30
                                         2001               2000              2001               2000
                                         ----               ----              ----               ----
                                                        (in thousands of U.S. dollars)
Premiums
Premiums written
   Direct                        $     1,968,344      $   1,581,089      $   3,774,443      $  3,049,756
   Assumed                               434,317            368,978          1,189,856           897,271
   Ceded                                (932,016)          (736,182)        (1,758,536)       (1,276,120)
                                    ----------------  ---------------    ---------------   ---------------
   Net premiums written          $     1,470,645      $   1,213,885      $   3,205,763      $  2,670,907
                                    ================   ===============    ===============   ===============


Premiums earned
   Direct                        $     1,900,568      $   1,570,860      $   3,378,991      $  2,633,968
   Assumed                               422,007            346,896            915,695           748,819
   Ceded                                (937,388)          (749,920)        (1,540,383)       (1,110,145)
                                    ----------------  ---------------    ---------------   ---------------
   Net premiums earned           $     1,385,187      $   1,167,836      $   2,754,303      $  2,272,642
                                    ================   ===============    ===============   ===============

-------------------------------------------------------------------------------------------------------------

The Company's provision for reinsurance recoverable at June 30, 2001 and December 31, 2000, is as follows:

                                                                         June 30          December 31
                                                                          2001               2000
                                                                          ----               ----
                                                                       (in thousands of U.S. dollars)
 Reinsurance recoverable on paid losses and loss expenses             $   990,727     $      937,496
 Reinsurance recoverable on unpaid losses and loss expenses             9,137,443          8,767,111
 Provision for uncollectible balances on reinsurance recoverable         (723,209)          (709,667)
                                                                      ------------       --------------
 Reinsurance recoverable                                              $ 9,404,961      $   8,994,940
                                                                      ============       ==============

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

                        ACE LIMITED AND SUBSIDIARIES
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont'd.)
                                (Unaudited)

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

There can be no assurance that applicable laws, regulations or treaties will remain the same. If they were to change the Company might have to change the way it operates or become subject to taxation.

The income tax expense for the three and six months ended June 30, 2001 and 2000 is as follows:


-------------------------------------------------------------------------------
                                Three Months Ended          Six Months Ended
                                      June 30                    June 30
                                2001          2000         2001           2000
                                ----          ----         ----           ----
                                       (in thousands of U.S. dollars)

 Current tax expense       $     6,669    $  13,307    $  29,117     $   22,035
 Deferred tax expense           11,581        3,612       16,107         27,884
                            -----------  -----------    ----------    ---------
 Total income tax expense  $    18,250    $  16,919    $  45,224     $   49,919
                            ===========  ===========    ==========    =========

-------------------------------------------------------------------------------

The components of the net deferred tax asset as of June 30, 2001 and December 31, 2000 are as follows:

                                                   June 30         December 31
                                                     2001              2000
                                                     ----              ----
                                                 (in thousands of U.S. dollars)
  Deferred tax assets
      Loss reserve discount                    $     485,109      $    536,005
      Foreign tax credits                            152,943           137,765
      Uncollectible reinsurance                       28,297            28,297
      Net operating loss carryforward                517,768           500,916
      Other                                          199,373           199,689
                                                   ------------       ---------
      Total deferred tax assets                    1,383,490          1,402,672
                                                   ------------       ---------

  Deferred tax liabilities
      Deferred policy acquisition costs               49,417             62,080
      Unrealized appreciation on investments          23,452             25,861
      Other                                           47,535             32,064
                                                   -----------        ---------
      Total deferred tax liabilities                 120,404            120,005
                                                   ------------       ---------
  Valuation allowance                                136,475            138,406
                                                   ------------      ----------

  Net deferred tax asset                       $    1,126,611      $  1,144,261
                                                   ============       =========

-------------------------------------------------------------------------------

                        ACE LIMITED AND SUBSIDIARIES
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont'd.)
                                (Unaudited)

11.      Subsidiary Issuer Information

The following tables present the condensed consolidating financial information for ACE Limited (the "Parent Guarantor"), ACE INA Holdings, Inc. and ACE Financial Services, Inc. (formerly Capital Re Corporation), (the "Subsidiary Issuers") as of June 30, 2001 and December 31, 2000 and for the three and six months ended June 30, 2001 and 2000. The Subsidiary Issuers are direct or indirect wholly-owned subsidiaries of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor and the Subsidiary Issuers under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor's investment accounts and earnings. The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuers (see Note 8).

-----------------------------------------------------------------------------------------------------------------------------------
                                                 Condensed Consolidating Balance Sheet as at June 30, 2001
                                                              (in thousands of U.S. dollars)

                                                                                      Other ACE
                                                       ACE INA      ACE Financial      Limited
                                      ACE Limited   Holdings, Inc.  Services, Inc.   Subsidiaries
                                      (Parent Co.    (Subsidiary    (Subsidiary           and         Consolidating    ACE Limited
                                       Guarantor)      Issuer)         Issuer)      Eliminations(1)   Adjustments(2)   Consolidated
                                      -----------   -------------   -------------   ---------------   --------------   ------------

Assets
Total investments and cash             $  467,428    $ 6,229,229     $  976,334      $ 6,474,711       $        -       $14,147,702
Insurance and reinsurance
  balances receivable                           -      1,669,308         16,447          727,116                -         2,412,871
Reinsurance recoverable                         -      7,889,527         67,916        1,447,518                -         9,404,961
Goodwill                                        -      2,211,778         98,826          496,601                -         2,807,205
Investments in subsidiaries             4,975,830              -        152,000         (152,000)      (4,975,830)                -
Due from subsidiaries and
  affiliates, net                         438,788        (62,259)       (38,363)         100,622         (438,788)                -
Other assets                               27,235      3,239,335        159,500          808,907                -         4,234,977
                                      ---------------------------------------------------------------------------------------------
      Total assets                     $5,909,281    $21,176,918     $1,432,660       $9,903,475      $(5,414,618)      $33,007,716
                                      =============================================================================================
Liabilities
Unpaid losses and loss expenses        $        -    $12,983,582     $  245,192       $4,723,478      $         -       $17,952,252
Unearned premiums                               -      1,980,430        297,259        1,428,561                -         3,706,250
Short-term debt                                 -        378,265         25,000                -                -           403,265
Long-term debt                                  -      1,099,445         74,962          250,000                -         1,424,407
Trust preferred securities                      -        800,000         75,000                -                -           875,000
Other liabilities                          73,393      2,404,033         92,749          240,479                -         2,810,654
                                      ---------------------------------------------------------------------------------------------
       Total liabilities                   73,393     19,645,755        810,162        6,642,518                -        27,171,828
                                      ---------------------------------------------------------------------------------------------
       Mezzanine equity                   311,050              -              -                -                -           311,050
                                      ---------------------------------------------------------------------------------------------
       Total shareholders' equity       5,524,838      1,531,163        622,498        3,260,957       (5,414,618)        5,524,838
                                      ---------------------------------------------------------------------------------------------
       Total liabilities,
         mezzanine equity
         and shareholders' equity      $5,909,281    $21,176,918     $1,432,660       $9,903,475      $(5,414,618)      $33,007,716
                                      =============================================================================================
-----------------------------------------------------------------------------------------------------------------------------------
(1)   Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)   Includes ACE Limited parent company eliminations.




                        ACE LIMITED AND SUBSIDIARIES
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont'd.)
                                (Unaudited)


-----------------------------------------------------------------------------------------------------------------------------------
                                               Condensed Consolidating Balance Sheet as at December 31, 2000
                                                              (in thousands of U.S. dollars)

                                                                                      Other ACE
                                                       ACE INA      ACE Financial      Limited
                                      ACE Limited   Holdings, Inc.  Services, Inc.   Subsidiaries
                                      (Parent Co.    (Subsidiary    (Subsidiary           and         Consolidating    ACE Limited
                                       Guarantor)      Issuer)         Issuer)      Eliminations(1)   Adjustments(2)   Consolidated
                                      -----------   -------------   -------------   ---------------   --------------   ------------

 Assets
 Total investments and cash           $   479,969    $ 6,655,182     $  919,181      $   5,707,992     $           -   $ 13,762,324
 Insurance and reinsurance
 balances receivable                            -      1,616,027          9,832            469,714                 -      2,095,573
 Reinsurance recoverable                        -      7,603,352         76,087          1,315,501                 -      8,994,940
 Goodwill                                       -      2,240,505        100,928            505,276                 -      2,846,709
 Investments in subsidiaries            4,975,663              -        152,000           (152,000)       (4,975,663)             -
 Due from subsidiaries and
 affiliates, net                          318,806       (111,131)         1,596            109,535          (318,806)             -
 Other assets                              27,404      3,069,648        154,687            738,241                 -      3,989,980
                                      ---------------------------------------------------------------------------------------------
       Total assets                   $ 5,801,842   $ 21,073,583    $ 1,414,311      $   8,694,259     $  (5,294,469)  $ 31,689,526
                                      =============================================================================================

 Liabilities
 Unpaid losses and loss expenses      $        -    $ 13,126,965    $   246,174      $   4,015,255     $           -   $ 17,388,394
 Unearned premiums                             -       1,680,166        293,618          1,061,504                 -      3,035,288
 Short-term debt                               -         339,509         25,000                  -                 -        364,509
 Long-term debt                                -       1,099,417         74,942            249,869                 -      1,424,228
 Trust preferred securities                    -         800,000         75,000                  -                 -        875,000
 Other liabilities                         70,581      2,497,734         78,874            223,657                 -      2,870,846
                                      ---------------------------------------------------------------------------------------------
      Total liabilities                    70,581     19,543,791        793,608          5,550,285                 -     25,958,265
                                      ---------------------------------------------------------------------------------------------
      Mezzanine equity                    311,050              -              -                  -                 -        311,050
                                      ---------------------------------------------------------------------------------------------
      Total shareholders' equity        5,420,211      1,529,792        620,703          3,143,974        (5,294,469)     5,420,211
                                      ---------------------------------------------------------------------------------------------
      Total liabilities, mezzanine
      equity and shareholders' equity $ 5,801,842   $ 21,073,583    $ 1,414,311       $  8,694,259     $  (5,294,469)  $ 31,689,526
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

                        ACE LIMITED AND SUBSIDIARIES
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont'd.)
                                (Unaudited)


-----------------------------------------------------------------------------------------------------------------------------------
                                               Condensed Consolidating Statement of Operations
                                                  For the three months ended June 30, 2001
                                                       (in thousands of U.S. dollars)

                                                                                      Other ACE
                                                       ACE INA      ACE Financial      Limited
                                      ACE Limited   Holdings, Inc.  Services, Inc.   Subsidiaries
                                      (Parent Co.    (Subsidiary    (Subsidiary           and         Consolidating    ACE Limited
                                       Guarantor)      Issuer)         Issuer)      Eliminations(1)   Adjustments(2)   Consolidated
                                      -----------   -------------   -------------   ---------------   --------------   ------------

Net premiums written                   $       -     $ 609,595       $ 28,171        $ 832,879         $       -        $ 1,470,645
Net premiums earned                            -       619,706         19,501          745,980                 -          1,385,187
Net investment income                     13,741        88,208         11,485           89,716            (6,883)           196,267
Equity in earnings
  of subsidiaries                        134,832             -              -                -          (134,832)                 -
Net realized gains (losses)
  on investments                               -       (26,800)        17,354           25,010                 -             15,564
Losses and loss expenses                       -       445,435          2,960          534,598                 -            982,993
Policy acquisition costs and
  administrative expenses                 17,417       185,087          9,227          183,412              (397)           394,746
Amortization of goodwill                       -        14,490          1,051            4,331                 -             19,872
Interest expense                          (2,417)       44,529          3,275            5,319            (1,066)            49,640
Income tax expense                         2,056           519          7,548            8,127                 -             18,250
                                     ----------------------------------------------------------------------------------------------
Net income (loss)                      $ 131,517     $  (8,946)      $ 24,279        $ 124,919         $(140,252)       $   131,517
                                     ==============================================================================================
-----------------------------------------------------------------------------------------------------------------------------------
(1)   Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)   Includes ACE Limited parent company eliminations.






                        ACE LIMITED AND SUBSIDIARIES
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont'd.)
                                (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
                                               Condensed Consolidating Statement of Operations
                                                  For the three months ended June 30, 2000
                                                       (in thousands of U.S. dollars)

                                                                                      Other ACE
                                                       ACE INA      ACE Financial      Limited
                                      ACE Limited   Holdings, Inc.  Services, Inc.   Subsidiaries
                                      (Parent Co.    (Subsidiary    (Subsidiary           and         Consolidating    ACE Limited
                                       Guarantor)      Issuer)         Issuer)      Eliminations(1)   Adjustments(2)   Consolidated
                                      -----------   -------------   -------------   ---------------   --------------   ------------

Net premiums written                   $       -     $  606,731      $  18,041       $    589,113      $        -       $ 1,213,885
Net premiums earned                            -        652,305         17,008            498,523               -         1,167,836
Net investment income                      9,768         90,977         11,804             75,428          (6,948)          181,029
Equity in earnings of subsidiaries       125,104              -              -                  -        (125,104)                -
Net realised gains (losses) on
investments                                 (324)       (13,057)         2,054            (18,717)              -           (30,044)
Losses and loss expenses                       -        480,356          1,785            285,970               -           768,111
Policy acquisition costs and
administrative    expenses                15,395        177,088          9,916            144,590            (397)          346,592
Amortization of goodwill                       -         13,875          1,051              4,398               -            19,324
Interest expense                           3,227         45,761          3,331              5,676          (4,048)           53,947
Income tax expense                         1,998          6,939          3,840              4,142               -            16,919
                                      ---------------------------------------------------------------------------------------------
Net income                             $ 113,928     $    6,206      $  10,943       $    110,458      $  (127,607)     $   113,928
                                      =============================================================================================
-----------------------------------------------------------------------------------------------------------------------------------
(1)   Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)   Includes ACE Limited parent company eliminations.









                        ACE LIMITED AND SUBSIDIARIES
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont'd.)
                                (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
                                               Condensed Consolidating Statement of Operations
                                                    For the six months ended June 30, 2001
                                                       (in thousands of U.S. dollars)

                                                                                      Other ACE
                                                       ACE INA      ACE Financial      Limited
                                      ACE Limited   Holdings, Inc.  Services, Inc.   Subsidiaries
                                      (Parent Co.    (Subsidiary    (Subsidiary           and         Consolidating    ACE Limited
                                       Guarantor)      Issuer)         Issuer)      Eliminations(1)   Adjustments(2)   Consolidated
                                      -----------   -------------   -------------   ---------------   --------------   ------------


Net premiums written                   $       -     $ 1,209,775     $   43,438      $ 1,952,550       $         -      $ 3,205,763
Net premiums earned                            -       1,124,412         38,361        1,591,530                 -        2,754,303
Net investment income                     27,410         187,154         23,663          175,983           (13,513)         400,697
Equity in earnings of subsidiaries       251,560               -              -                -          (251,560)               -
Net realized gains (losses) on
  investments                                  -         (29,953)        23,658            2,484                 -           (3,811)
Losses and loss expenses                       -         791,235          5,776        1,137,928                 -        1,934,939
Policy acquisition costs and
  administrative expenses                 30,262         350,567         19,276          355,021              (397)         754,729
Amortization of goodwill                       -          28,980          2,102            8,670                 -           39,752
Interest expense                          (5,248)         93,432          6,646           11,205            (2,071)         103,964
Income tax expense                         4,045          14,325         14,752           12,102                 -           45,224
                                     ----------------------------------------------------------------------------------------------
Income before cumulative effect of
  adopting a new accounting standard     249,911           3,074         37,130          245,071          (262,605)         272,581
Cumulative effect of adopting a new
  accounting standard (net of income
  tax)                                         -             (50)       (22,800)             180                 -          (22,670)
                                     ----------------------------------------------------------------------------------------------
Net income                             $ 249,911      $    3,024     $   14,330      $   245,251       $  (262,605)     $   249,911
                                     ==============================================================================================
-----------------------------------------------------------------------------------------------------------------------------------
(1)      Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)      Includes ACE Limited parent company eliminations.









                        ACE LIMITED AND SUBSIDIARIES
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont'd.)
                                (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
                                               Condensed Consolidating Statement of Operations
                                                    For the six months ended June 30, 2000
                                                       (in thousands of U.S. dollars)

                                                                                      Other ACE
                                                       ACE INA      ACE Financial      Limited
                                      ACE Limited   Holdings, Inc.  Services, Inc.   Subsidiaries
                                      (Parent Co.    (Subsidiary    (Subsidiary           and         Consolidating    ACE Limited
                                       Guarantor)      Issuer)         Issuer)      Eliminations(1)   Adjustments(2)   Consolidated
                                      -----------   -------------   -------------   ---------------   --------------   ------------

Net premiums written                   $       -     $ 1,269,860     $   38,531      $  1,362,516      $           -    $ 2,670,907
Net premiums earned                            -       1,254,803         35,687           982,152                  -      2,272,642
Net investment income                     20,689         184,922         23,484           150,323            (15,454)       363,964
Equity in earnings of subsidiaries       270,825               -              -                 -           (270,825)             -
Net realized gains (losses)
 on investments                           43,379          15,206        (43,494)           11,605                  -         26,696
Losses and loss expenses                       -         890,910          3,188           589,496                  -      1,483,594
Policy acquisition costs and
administrative expenses                   30,478         369,579         19,607           271,975               (397)       691,242
Amortization of goodwill                       -          28,000          2,103             8,867                  -         38,970
Interest expense                          11,610          89,424          6,638            10,842             (7,378)       111,136
Income tax expense                         4,364          30,326          7,629             7,600                  -         49,919
                                       --------------------------------------------------------------------------------------------
Net income (loss)                      $ 288,441      $   46,692     $  (23,488)     $    255,300      $    (278,504)   $   288,441
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





                        ACE LIMITED AND SUBSIDIARIES
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont'd.)
                                (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
                                               Condensed Consolidating Statement of Cash Flows
                                                    For the six months ended June 30, 2001
                                                       (in thousands of U.S. dollars)

                                                                                      Other ACE
                                                       ACE INA      ACE Financial      Limited
                                      ACE Limited   Holdings, Inc.  Services, Inc.   Subsidiaries
                                      (Parent Co.    (Subsidiary    (Subsidiary           and         Consolidating    ACE Limited
                                       Guarantor)      Issuer)         Issuer)      Eliminations(1)   Adjustments(2)   Consolidated
                                      -----------   -------------   -------------   ---------------   --------------   ------------

Net cash flows from (used for)
  operating activities                 $  (9,708)    $ (460,163)     $    59,043     $     884,173     $          -     $   473,345
                                      ---------------------------------------------------------------------------------------------
Cash flow from investing activities
   Purchases of fixed maturities         (13,988)    (1,067,197)        (498,929)       (6,109,231)               -      (7,689,345)
   Purchases of equity securities              -        (69,294)               -           (46,676)               -        (115,970)
   Sales of fixed maturities                   -      1,528,351          466,513         5,388,146                -       7,383,010
   Sales of equity securities                  -         76,346                             37,326                -         113,672
   Maturities of fixed maturities              -              -            4,500            19,500                -          24,000
   Net realized gains (losses) on
     financial future contracts                -              -                -           (17,695)               -         (17,695)
   Other investments                         833         (3,372)               -           (34,707)               -         (37,246)
                                      ---------------------------------------------------------------------------------------------
   Net cash from (used for)
    investing activities               $ (13,155)    $  464,834      $   (27,916)    $    (763,337)    $          -     $  (339,574)
                                      ---------------------------------------------------------------------------------------------
Cash flow from financing activities
   Dividends paid on Ordinary Shares     (60,070)             -                -                 -                -         (60,070)
   Dividends paid on FELINE PRIDES       (12,835)             -                -                 -                -         (12,835)
   Repayment of bank debt, net                 -         38,784                -                (4)               -          38,780
   Advances to affiliate                (129,405)             -                -           129,405                -               -
   Proceeds from exercise of
     options for Ordinary Shares          16,474              -                -                 -                -          16,474
   Proceeds from shares issued
     under ESPP                            2,810              -                -                 -                -           2,810
   Repurchase of Ordinary Shares         (49,680)             -                -                 -                -         (49,680)
   Dividends received from
     subsidiaries                        223,691              -                -          (223,691)               -               -
                                      ---------------------------------------------------------------------------------------------
   Net cash from (used for) financing
     activities                        $  (9,015)    $   38,784      $         -     $     (94,290)    $          -     $   (64,521)
                                      ---------------------------------------------------------------------------------------------
   Net increase (decrease) in cash       (31,878)        43,455           31,127            26,546                -          69,250
   Cash - beginning of period             46,516        253,447           26,576           281,530                -         608,069
                                      ---------------------------------------------------------------------------------------------
   Cash - end of period                $  14,638     $  296,902      $    57,703     $     308,076     $          -     $   677,319
                                      =============================================================================================
-----------------------------------------------------------------------------------------------------------------------------------
(1)   Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)   Includes ACE Limited parent company eliminations.





                        ACE LIMITED AND SUBSIDIARIES
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont'd.)
                                (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
                                               Condensed Consolidating Statement of Cash Flows
                                                   For the six months ended June 30, 2000
                                                       (in thousands of U.S. dollars)

                                                                                      Other ACE
                                                       ACE INA      ACE Financial      Limited
                                      ACE Limited   Holdings, Inc.  Services, Inc.   Subsidiaries
                                      (Parent Co.    (Subsidiary    (Subsidiary           and         Consolidating    ACE Limited
                                       Guarantor)      Issuer)         Issuer)      Eliminations(1)   Adjustments(2)   Consolidated
                                      -----------   -------------   -------------   ---------------   --------------   ------------


Net cash flows from (used for)
  operating activities                 $  (17,089)   $  (769,539)    $    33,322     $     549,429     $        -       $  (203,877)
                                       --------------------------------------------------------------------------------------------
Cash flow from investing activities
      Purchases of fixed maturities       (38,683)    (1,170,984)     (3,704,111)       (3,704,111)             -        (5,246,075)
      Purchases of equity securities            -       (160,394)             -           (108,725)             -          (269,119)
      Sales of fixed maturities           271,808      1,712,367         288,523         3,269,329              -         5,542,027
      Sales of equity securities                -        357,969              -            205,504              -           563,473
      Maturities of fixed maturities            -              -           2,000            36,265              -            38,265
      Net realized gains (losses) on
        financial futures contracts             -              -              -             (7,846)             -            (7,846)
      Sale (acquisition) of                82,244              -          10,200           (10,200)        (82,244)              -
        subsidiaries
      Other investments                    (6,953)         5,872          23,500          (188,769)             -          (166,350)

                                       ---------------------------------------------------------------------------------------------
      Net cash from (used for)
        investing activities           $  308,416    $   744,830     $    (8,074)    $    (508,553)    $   (82,244)     $   454,375
                                       ---------------------------------------------------------------------------------------------
Cash flow from financing activities
      Dividends paid on
        Ordinary Shares                   (47,779)            -               -                 -               -           (47,779)
      Dividends paid on FELINE PRIDES      (2,424)            -               -                 -               -            (2,424)
      Repayment of bank debt, net        (424,886)      (293,610)             -             (4,238)             -          (722,734)
      Proceeds from issuance of trust
        preferred securities                    -        300,000              -                 -               -           300,000
      Proceeds from issuance of
        FELINE PRIDES                     311,050             -               -                 -               -           311,050
      Issuance costs of FELINE PRIDES      (9,878)            -               -                 -               -            (9,878)
      Advances to (from) affiliate       (140,847)            -               -            140,847              -                -
      Proceeds from exercise of
        options for Ordinary Shares         5,791             -               -                 -               -             5,791
      Proceeds from shares issued
        under ESPP                            821             -               -                 -               -               821
      Capitalization of subsidiary         (5,000)            -            5,000                -               -                -
      Dividends received from
        subsidiaries                       81,147             -               -            (81,147)             -                -
                                       --------------------------------------------------------------------------------------------
      Net cash from (used for)financing
        activities                     $ (232,005)   $     6,390     $     5,000     $      55,462     $        -       $  (165,153)
                                       --------------------------------------------------------------------------------------------
      Net increase (decrease) in cash      59,322        (18,319)         30,248            96,338         (82,244)          85,345
      Cash - beginning of period           15,942        282,426             231           300,633              -           599,232
                                       --------------------------------------------------------------------------------------------
      Cash - end of period             $   75,264    $   264,107     $    30,479     $     396,971     $   (82,244)     $   684,577
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

                        ACE LIMITED AND SUBSIDIARIES
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont'd.)
                                (Unaudited)

12.      Segment Information

The following tables summarize the operations by segment for the three and six months ended June 30, 2001 and 2000. For segment reporting purposes, certain items have been presented in a different manner than in the consolidated financial statements. For segment reporting purposes, items considered non-recurring in nature have been aggregated and shown separately net of related taxes, and net realized gains (losses) have been presented net of related taxes.

-----------------------------------------------------------------------------------------------------------------------------------
Three months ended June 30, 2001
                                                         ACE                                    ACE
                                         ACE Global     Global         ACE         ACE        Financial                     ACE
                            ACE Bermuda    Markets    Reinsurance      USA     International  Services    Other (1)    Consolidated
                            -----------    -------    -----------      ---     -------------  --------    ---------    ------------
                                                                    (in thousands of U.S. dollars)
Operations Data
Gross premiums written     $   196,866  $   348,937  $    98,555  $ 1,042,002  $   591,110  $   125,191  $         -   $  2,402,661
Net premiums written           181,054      230,126       89,888      464,053      380,360      125,164            -      1,470,645
Net premiums earned            231,896      177,076       91,139      434,064      355,462       95,550            -      1,385,187
Losses and loss expenses       218,094       99,833       71,586      308,005      216,130       69,345            -        982,993
Policy acquisition costs         5,131       54,003       11,648       44,605       63,058        9,195            -        187,640
Administrative expenses          8,075       17,996        4,622       72,962       64,258        9,351       23,469        200,733
                           --------------------------------------------------------------------------------------------------------
Underwriting income                596        5,244        3,283        8,492       12,016        7,659      (23,469)        13,821

Net investment income           38,193       11,113       16,252       81,714       21,625       25,294        2,076        196,267
Amortization of goodwill          (225)         919        3,502          135            -        1,051       14,490         19,872
Interest expense                    29          631            -        8,067            -        3,275       37,638         49,640
Income tax expense
  (benefit)                        680        5,008            -       26,326        6,083        4,470      (17,423)        25,144
                           --------------------------------------------------------------------------------------------------------
Income (loss) excluding
  net realized gains
  (losses) and
  non-recurring expenses        38,305        9,799       16,033       55,678       27,558       24,157      (56,098)       115,432
Non-recurring expenses
  (net of income tax)                -       (4,461)           -            -            -            -            -         (4,461)
                           --------------------------------------------------------------------------------------------------------
Income (loss) excluding
  net realized gains
  (losses)                      38,305        5,338       16,033       55,678       27,558       24,157      (56,098)       110,971

Net realized gains
  (losses) (net of
  income tax                    20,766          840        1,240      (10,108)      (6,604)      14,412            -         20,546
                           --------------------------------------------------------------------------------------------------------
Net income (loss)          $    59,071  $     6,178  $    17,273  $    45,570  $    20,954  $    38,569  $   (56,098)  $    131,517
                           ========================================================================================================

Total Assets               $ 3,388,123  $ 2,290,257  $ 1,506,124  $16,981,293  $ 3,803,045  $ 2,323,198  $ 2,715,676   $ 33,007,716
                           ========================================================================================================
-----------------------------------------------------------------------------------------------------------------------------------

   (1)   Includes ACE Limited, ACE INA Holdings and intercompany eliminations.





                        ACE LIMITED AND SUBSIDIARIES
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont'd.)
                                (Unaudited)


-----------------------------------------------------------------------------------------------------------------------------------
Three months ended June 30, 2000

                                                         ACE                                    ACE
                                         ACE Global     Global         ACE         ACE        Financial                     ACE
                            ACE Bermuda    Markets    Reinsurance      USA     International  Services    Other (1)    Consolidated
                            -----------    -------    -----------      ---     -------------  --------    ---------    ------------
                                                                    (in thousands of U.S. dollars)

Operations Data
Gross premiums written      $ 137,968   $  193,389   $   42,607   $   948,785   $   544,300  $    83,018  $         -  $  1,950,067
Net premiums written          126,676      137,277       29,977       459,269       379,378       81,308            -     1,213,885
Net premiums earned           103,387      147,325       26,159       462,756       355,018       73,191            -     1,167,836
Losses and loss expenses       73,397       83,584        1,863       353,886       209,446       45,935            -       768,111
Policy acquisition costs        3,998       38,173        5,747        43,632        57,943       14,235            -       163,728
Administrative expenses         7,324       17,985        3,596        60,729        68,390        8,515       16,325       182,864
                            ----------  -----------  -----------  ------------  -----------  ------------  -----------  ------------
Underwriting income (loss)     18,668        7,583       14,953         4,509        19,239        4,506      (16,325)       53,133

Net investment income          36,162        7,300       14,783        78,521        23,372       24,474       (3,583)      181,029
Amortization of goodwill         (225)         985        3,503           135             -        1,051       13,875        19,324
Interest expense                    6          978            -         8,336             -        3,331       41,296        53,947
Income tax expense (benefit)      638        2,591         (173)       23,561         8,332        2,928      (17,060)       20,817
                            ----------  -----------  -----------  ------------  -----------  ------------  -----------  ------------
Income (loss) excluding net
  realized gains (losses)      54,411       10,329       26,406        50,998        34,279       21,670      (58,019)      140,074
Net realized gain (loss)
(net of income tax)           (10,922)        (174)      (5,825)       (6,449)       (3,040)         588         (324)      (26,146)
                            ----------  -----------  -----------  ------------  -----------  ------------  -----------  ------------
    Net income (loss)      $   43,489   $   10,155   $   20,581   $    44,549   $    31,239  $    22,258   $  (58,343)  $   113,928
                           ===========  ===========  ===========  ============  ===========  ============  ===========  ============

Total Assets               $2,861,857   $1,850,119   $1,498,144   $15,709,214   $ 3,574,109  $ 2,236,564   $2,474,841    $30,204,848
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






                        ACE LIMITED AND SUBSIDIARIES
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont'd.)
                                (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
Six months ended June 30, 2001
                                                         ACE                                    ACE
                                         ACE Global     Global         ACE         ACE        Financial                     ACE
                            ACE Bermuda    Markets    Reinsurance      USA     International  Services    Other (1)    Consolidated
                            -----------    -------    -----------      ---     -------------  --------    ---------    ------------
                                                                    (in thousands of U.S. dollars)

Operations Data
Gross premiums written      $   573,469  $   651,373  $   264,989   $ 1,985,292  $  1,211,877  $   277,299  $        -   $4,964,299
Net premiums written            539,820      430,683      251,675       920,003       791,911      271,671           -    3,205,763
Net premiums earned             500,872      346,203      145,580       819,613       719,376      222,659           -    2,754,303
Losses and loss expenses        454,971      198,326       85,077       584,698       443,122      168,745           -    1,934,939
Policy acquisition costs          9,846      102,687       21,202        79,318       120,159       21,118           -      354,330
Administrative expenses          16,770       34,558        9,625       143,077       128,681       18,814      42,501      394,026
                            -----------  -----------  -----------  ------------  ------------  -----------  ----------   ----------
Underwriting income              19,285       10,632       29,676        12,520        27,414       13,982     (42,501)      71,008

Net investment income            77,846       20,287       32,085       171,724        43,746       49,812       5,197      400,697
Amortization of goodwill           (450)       1,845        7,005           270             -        2,102      28,980       39,752
Interest expense                     29        1,425            -        17,348             -        6,646      78,516      103,964
Income tax expense
  (benefit)                       1,349        9,435            -        52,333        12,631        9,683     (36,707)      48,724
                            -----------  -----------  -----------  ------------  ------------  -----------  ----------   ----------
Income (loss) excluding
  net realized gains
  (losses), non recurring
  expenses and cumulative
  effect                         96,203       18,214       54,756       114,293        58,529       45,363    (108,093)     279,265
Non-recurring expenses
  (net of income tax)                 -       (4,461)           -             -             -            -           -       (4,461)
                            ----------- ------------  ------------- -----------   -----------  -----------   ---------   ----------
Income(loss) excluding
  net realised gains
  (losses) and cumulative
  effect                         96,203       13,753       54,756       114,293        58,529       45,363    (108,093)     274,804
Net realized gain (loss)
  (net of income tax)            13,375        3,030      (18,569)      (17,478)       (1,237)      18,656           -       (2,223)
                            -----------  -----------  -----------  ------------  ------------  -----------   ---------   ----------
Income (loss) excluding
  cumulative effect of
  adopting a new accounting
  standard                      109,578       16,783       36,187        96,815        57,292       64,019    (108,093)     272,581
Cumulative effect of
  adopting a new accounting
  standard (net of income
  tax)                                -          510          470           (50)                   (23,600)          -      (22,670)
                            -----------  -----------  -----------  ------------  ------------  -----------   ---------   ----------
Net income (loss)           $   109,578  $    17,293  $    36,657  $     96,765  $     57,292  $    40,419  $ (108,093) $   249,911
                            ===========  ===========  ===========  ============  ============  ===========   =========  ===========

Total Assets                $ 3,388,123  $ 2,290,257  $ 1,506,124  $ 16,981,293  $  3,803,045  $ 2,323,198  $2,715,676  $33,007,716
                            ===========  ===========  ===========  ============  ============  ===========   =========  ===========
-----------------------------------------------------------------------------------------------------------------------------------

(1)Includes ACE Limited, ACE INA Holdings and intercompany eliminations






                        ACE LIMITED AND SUBSIDIARIES
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont'd.)
                                (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
Six months ended June 30, 2000
                                                         ACE                                    ACE
                                         ACE Global     Global         ACE         ACE        Financial                     ACE
                            ACE Bermuda    Markets    Reinsurance      USA     International  Services    Other (1)    Consolidated
                            -----------    -------    -----------      ---     -------------  --------    ---------    ------------
                                                                    (in thousands of U.S. dollars)

Operations Data
Gross premiums written     $   311,047   $  513,307   $ 147,473   $ 1,687,680  $ 1,056,900   $  230,620  $        -     $ 3,947,027
Net premiums written           264,724      374,468     133,454       919,267      755,538      223,456           -       2,670,907
Net premiums earned            185,872      280,333      58,355       845,570      698,310      204,202           -       2,272,642
Losses and loss expenses       132,301      155,768      11,661       631,091      407,966      144,807           -       1,483,594
Policy acquisition costs         7,083       74,733      11,697        78,068      114,123       28,666           -         314,370
Administrative expenses         14,784       35,570       4,849       129,921      143,037       16,040      32,671         376,872
                            ----------- ------------  -----------  ------------- -----------  ----------- ------------- ------------
Underwriting income (loss)      31,704       14,262      30,148         6,490       33,184       14,689     (32,671)         97,806

Net investment income           72,334       15,488      29,783       161,943       44,886       46,834      (7,304)        363,964
Amortization of goodwill          (433)       2,025       7,005           270            -        2,103      28,000          38,970
Interest expense                   690        2,183           -        16,605            -        6,638      85,020         111,136
Income tax expense
  (benefit)                      1,265        5,446        (173)       46,753       14,835        9,261     (32,835)         44,552
                           -----------  -----------  -----------  -----------  -----------  -----------  ----------     -----------
Income (loss) excluding
  net realized gains
  (losses)                     102,516       20,096      53,099       104,805       63,235       43,521    (120,160)        267,112
Net realized gain (loss)
  (net of income tax)           24,297         (948)     (7,945)      (10,847)      19,287         (464)     (2,051)         21,329
                           -----------  -----------  -----------  -----------  -----------  -----------  -----------    -----------
Net income (loss)          $   126,813   $   19,148  $   45,154   $    93,958  $    82,522  $    43,057  $ (122,211)       $288,441
                           -----------  -----------  -----------  -----------  -----------  -----------  -----------    -----------

Total Assets               $ 2,861,857   $1,850,119  $1,498,144   $15,709,214  $ 3,574,109  $ 2,236,564  $ 2,474,841    $30,204,848
                           ===========  ===========  ==========   ===========  ===========  ===========  ===========    ===========
-----------------------------------------------------------------------------------------------------------------------------------

(1)Includes ACE Limited, ACE INA Holdings and intercompany eliminations


                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION


The following is a discussion of the Company's results of operations, financial condition, liquidity and capital resources as of and for the three and six months ended June 30, 2001. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. This discussion should be read in conjunction with the consolidated financial statements, related notes thereto and the Management's Discussion and Analysis of Results of Operations and Financial Condition included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

(vii)    changing rates of inflation and other economic conditions,

(viii)   losses due to foreign currency exchange rate fluctuations,

(ix)     the ability to collect reinsurance recoverable,

(x) the competitive environment in which the Company operates, related trends and associated pricing pressures, market perception, and developments,

(xi) the impact of mergers and acquisitions and new initiatives, including the ability to successfully integrate businesses, reduce volatility of earnings, competing demands for ACE's capital and the risk of undisclosed liabilities,

(xii) developments in global financial markets, including interest rate changes which could affect the Company's investment portfolio and financing plans,

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd)

(xiii)   risks associated with the introduction of new products and services,

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

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd)

Results of Operations - Three Months Ended June 30, 2001 and 2000

Net Income

-------------------------------------------------------------------------------
                                                        Three Months Ended
                                                             June 30
                                                        2001            2000
                                                        ----            ----
                                                       (in millions of U.S.
                                                             dollars)
Income excluding net realized gains (losses)
  on investments and non-recurring expenses            $   115       $   140
Non-recurring expenses (net of income tax)                  (4)            -
Net realized gains (losses) on investments
  (net of income tax)                                       21           (26)
                                                        ---------     ---------
Net income                                             $   132       $   114
                                                        =========     =========
-------------------------------------------------------------------------------

Income excluding net realized gains (losses) on investments and non-recurring expenses decreased by 18 percent to $115 million for the quarter ended June 30, 2001, compared with $140 million for the the quarter ended June 30, 2000. This decrease is primarily due to increased losses incurred as a result of an unusual number of insured catastrophes during the quarter, which adversely impacted the Company's earnings. The impact from storms in the Mid-Western United States and Tropical Storm Allison reduced net income by $55 million. In addition, the Company incurred non-recurring expenses of $4 million (net of income tax) during the quarter relating to a contractual obligation due to a departing employee. The decrease in underwriting income was offset somewhat by increased investment income and a decrease in interest expense.

Net realized gains on investments (net of income tax) were $21 million for the quarter ended June 30, 2001 compared with net realized losses of $26 million for the quarter ended June 30, 2000. The net realized gains were generated primarily as a result of gains realized on the equities, financial futures and option contracts and FAS 133 fair value adjustments on derivatives (see below).

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)

As discussed later in this report, the Company implemented FAS 133 on January 1, 2001, which requires that all derivatives be recognized as either assets or liabilities in the consolidated balance sheet and measured at fair value. The change in fair value for the quarter ended June 30, 2001, as a result of FAS 133, was a pre-tax gain of $11 million and is reflected in net realized gains (losses) on investments.


Premiums
-------------------------------------------------------------------------------

                                     Three Months Ended        Percentage
                                                                 Change
                                           June 30                From
                                    2001           2000        Prior Year
                                    ----           ----        ----------
                                (in millions of U.S. dollars)

Gross premiums written:
   ACE Bermuda                    $   197        $   138           43%
   ACE Global Markets                 349            193           80
   ACE Global Reinsurance              99             43          131
   ACE USA                          1,042            949           10
   ACE International                  591            544            9
   ACE Financial Services             125             83           51
                                  --------      ---------      -------
       Consolidated               $ 2,403        $ 1,950           23%
                                  ========      =========      =======

Net premiums written:
   ACE Bermuda                    $   181        $   127           43%
   ACE Global Markets                 230            137           68
   ACE Global Reinsurance              90             30          200
   ACE USA                            464            459            1
   ACE International                  380            380            -
   ACE Financial Services             125             81           54
                                  --------      ---------      -------
       Consolidated               $ 1,470        $ 1,214           21%
                                  ========      =========      =======

Net premiums earned:
   ACE Bermuda                    $   232        $   103          124%
   ACE Global Markets                 177            147           20
   ACE Global Reinsurance              91             26          248
   ACE USA                            434            463           (6)
   ACE International                  355            355            -
   ACE Financial Services              96             73           31
                                  --------      ---------      -------
       Consolidated               $ 1,385        $ 1,167           19%
                                  ========      =========      =======

-------------------------------------------------------------------------------

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)

Premiums: Gross premiums written for the quarter ended June 30, 2001, increased by $453 million to $2.4 billion from $1.9 billion for the same quarter last year. All operating segments contributed to the growth in gross premiums written. The growth resulted from new business opportunities, particularly in ACE Global Reinsurance and ACE Financial Services, ACE's increased participation in the Lloyd's syndicates managed by ACE Global Markets, as well as the global recovery of insurance pricing that has permeated nearly every sector of the Company's business. Net premiums written and net premiums earned increased by $256 million and $218 million respectively, compared with the same quarter last year. As with gross premiums written, these increases are due to the new business opportunities, the increased participation in Lloyd's and the price increases being experienced by all of the segments.

ACE Bermuda: Gross premiums written for the quarter ended June 30, 2001, increased by $59 million to $197 million, compared with the same quarter last year. This increase is primarily due to the financial solutions and the political risk divisions which had increases in gross premiums written of $65 million and $9 million, respectively. These increases were offset somewhat by decreases in satellite, aviation and excess liability. Included in gross premiums written by financial solutions for the current quarter was a large loss portfolio transfer ("LPT") contract of $115 million, which was fully earned in the quarter. The aviation and satellite businesses experienced reductions in gross premiums written due to the strategic decision to move these lines of business to their center of expertise. As disclosed in prior filings, the ACE Bermuda aviation business was moved to ACE Global Markets and a large part of the satellite business written by ACE Bermuda was moved to ACE USA. As a result of this and the reduction in satellite launches, gross premiums written were reduced by $19 million. Excess liability and professional lines are starting to see premium rate growth of 10 percent to 15 percent and 15 percent to 20 percent, respectively.

Net premiums written and earned for the quarter ended June 30, 2001 increased by $54 million and $129 million, respectively, compared with the same quarter last year. These increases are primarily due to the increase in premiums from financial solutions as discussed above.

ACE Global Markets: Gross premiums written for the quarter ended June 30, 2001 increased by $156 million to $349 million, compared with the same quarter last year. This increase is due to an increase in ACE's ownership of the Lloyd's syndicate and higher premium levels for the 2000 and 2001 years of account. For 2001, ACE's share of the capacity of syndicate 2488 is approximately 90 percent compared with 84 percent in 2000. The higher premium levels is largely due to the continued improvement in the London market and resulting rate increases on key renewals. In addition, in the March 2000 quarter, ACE Global Markets accelerated its reporting to a current basis from a quarter in arrears. On a comparable basis, both gross and net premiums written increased by 47 percent and 46 percent respectively.


Net premiums written and earned for the quarter increased by $93 million and $30 million, respectively,compared with the same quarter last year. As with gross premiums written, these increases are primarily due to the increase in our participation and higher premiums written by syndicate 2488 in 2001, offset somewhat by higher reinsurance costs.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)

ACE Global Reinsurance: Gross premiums written for the quarter ended June 30, 2001, increased by $56 million to $99 million, compared with the same quarter last year. This significant increase is a reflection of the improved pricing in the international property catastrophe marketplace, together with the continuing development of the life and U.S. property and casualty reinsurance businesses. Gross premiums written for property catastrophe reinsurance for the quarter were $60 million, an increase of 32 percent over the same quarter last year. New life and U.S. property and casualty reinsurance premiums contributed $30 million and $9 million, respectively. A large non-recurring life reinsurance contract contributed $20 million to the new life reinsurance premiums this quarter. Growth in the life reinsurance business will be based on a relatively small number of large deals; however, it is expected that the life reinsurance business will be a significant driver of future growth for the reinsurance operations.

Net premiums written for the quarter ended June 30, 2001, increased by $60 million to $90 million, and net premiums earned for the quarter ended June 30, 2001, increased by $65 million to $91 million, compared with the same quarter last year. As with gross premiums written, the increases are primarily due to the higher volume of property catastrophe business written in 2001. In addition, the life reinsurance contracts written in the quarter were fully earned when written.

ACE USA: Gross premiums written for the quarter ended June 30, 2001, increased by $93 million to $1.0 billion, compared with the same quarter last year. Most of the operating divisions within ACE USA achieved premium growth in the quarter; however, the professional risk, U.S. international, special risk facilities ("SRF") and Westchester Specialty were primarily responsible for the increase. Although financial solutions had good production in the quarter, year-over-year production declined by $98 million because of a large contract in the comparable quarter last year which generated over $100 million in non-renewable gross premium. Market conditions continued to be favorable in all divisions in the U.S. with price increases in U.S. international, strong client retention and growth in SRF and growth and price increases in Westchester Specialty's property and inland marine segments.

ACE USA's business expansion into professional risk continued to show strong results especially in the errors and omissions and directors' and officers' liability segments. ACE USA's new accident and health operation is pursuing opportunities and continues to make progress. ACE USA's business expansion initiatives showed positive results with growth in its professional risk unit, following the reorganization and reintroduction of its professional lines capabilities.

Net premiums written for the quarter ended June 30, 2001, of $464 million were essentially flat compared with $459 million for the quarter ended June 30, 2000, primarily due to the decline in financial solutions, discussed above. Excluding financial solutions, ACE USA's specialty business units experienced solid growth with net premiums written increasing by 26 percent over the same quarter last year.

Net premiums earned decreased by $29 million to $434 million for the current quarter, compared with the same quarter last year. Again, this was primarily due to the decline in financial solutions business. Excluding financial solutions, net premiums earned increased by $55 million or 15.4 percent over the same quarter last year.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)

ACE International: Gross premiums written for the quarter ended June 30, 2001, increased by $47 million to $591 million, compared with the same quarter last year. On a constant dollar basis, gross premiums written increased by 18 percent over the same quarter last year. This increase is primarily due to business expansion in the European sector and the timing of the recording of one large UK program. With the exception of Japan, strong premium growth was realized in all of our regional businesses driven primarily by growth in accident and health business.

For the quarter ended June 30, 2001, net premiums written and earned remained flat at $380 million and $355 million respectively, due to the continuing devaluation of the major currencies. On a constant dollar basis, net premiums written increased by 10 percent compared with the same quarter last year.

ACE Financial Services: Gross premiums written for the quarter ended June 30, 2001 increased by $42 million to $125 million, compared with the same quarter last year. Although premium growth was strong across all product lines, the increase in gross premiums written is mainly due to two LPT contracts covering long-term disability risk written in the quarter and increases in the municipal bond area as a result of strong cessions from primary insurers. The structured finance group generated new business by participating in various tranches of collateralized debt obligations ("CDO") sourced both domestically and internationally.

Net premiums written for the quarter ended June 30, 2001, increased by $44 million to $125 million from $81 million for the same quarter last year, and net premiums earned increased by $23 million to $96 million. The increases are due to the same influences described above for gross premiums written.

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

-------------------------------------------------------------------------------
                                                       Three Months Ended
                                                             June 30
                                                       2001          2000
                                                       ----          ----
Loss and loss expense ratio
   ACE Bermuda                                         94.0%         71.0%
   ACE Global Markets                                  56.4          56.7
   ACE Global Reinsurance                              78.5           7.1
   ACE USA                                             70.9          76.5
   ACE International                                   60.8          59.0
   ACE Financial Services                              72.6          62.8
       Consolidated                                    71.0%         65.8%

Underwriting and administrative expense ratio
   ACE Bermuda                                          5.7%         11.0%
   ACE Global Markets                                  44.2          38.1
   ACE Global Reinsurance                              17.9          35.7
   ACE USA                                             27.1          22.5
   ACE International                                   35.8          35.6
   ACE Financial Services                              19.4          31.0
       Consolidated                                    28.5%         29.7%

Combined Ratio
   ACE Bermuda                                         99.7%         82.0%
   ACE Global Markets                                 100.6          94.8
   ACE Global Reinsurance                              96.4          42.8
   ACE USA                                             98.0          99.0
   ACE International                                   96.6          94.6
   ACE Financial Services                              92.0          93.8
       Consolidated                                    99.5%         95.5%
-------------------------------------------------------------------------------

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd)

Loss and Loss Expense Ratios

The Company establishes reserves for unpaid losses and loss expenses, which are estimates of future payments of reported and unreported claims for losses and related expenses, with respect to insured events that have occurred. The process of establishing reserves for property and casualty claims continues to be a complex and imprecise process, requiring the use of informed estimates and judgments. The Company's estimates and judgments may be revised as additional experience and other data becomes available and are reviewed, as new or improved methodologies are developed or as current laws or regulations change. Any such revisions could result in future changes in estimates of losses or reinsurance recoverable, and would be reflected in the Company's results of operations in the period in which the estimates are changed.

In addition, catastrophe losses may have a significant effect on the insurance and reinsurance industry. ACE Global Reinsurance and other segments of the group have exposure to windstorm, hail, earthquake and other catastrophic events, all of which are managed using measures including underwriting controls, occurrence caps as well as modeling, monitoring and managing its accumulations of potential losses across the group. The Company uses its retrocessional programs to limit its net losses from catastrophes. However, property catastrophe loss experience is generally characterized as low frequency but high severity short-tail claims, which may result in volatility in financial results.

During the quarter ended June 30, 2001 there were an unusual number of catastrophe losses that impacted the Company's results. The impact from the storms in the Mid-Western United States and Tropical Storm Allison reduced net income by $55 million. As a result, the loss and loss expense ratio increased to 71.0 percent from 65.8 percent for the same quarter last year. The loss and loss expense ratio was also influenced by the financial solutions and life reinsurance contracts written and earned in the quarter. The financial solutions and life reinsurance contracts are generally recorded at loss ratios close to 100 percent, which are higher loss ratios than ACE's other lines of business.

ACE Bermuda: The loss and loss expense ratio increased to 94.0 percent for the quarter ended June 30, 2001, from 71.0 percent for the same quarter last year. As a result of an inter-group reinsurance arrangement between ACE Bermuda and ACE Global Reinsurance, ACE Bermuda incurred $18 million of the $55 million of catastrophe losses noted above. The loss and loss expense ratio was also impacted by the large LPT contract, which is recorded at a loss ratio close to 100 percent. Excluding these transactions, the loss and loss expense ratio would have been 72.4 percent.

ACE Global Markets: The loss ratio is relatively unchanged from the comparable quarter at 56.4 percent compared with 56.7 percent for the same quarter last year.

ACE Global Reinsurance: The loss and loss expense ratio was 78.5 percent for the quarter ended June 30, 2001, compared with 7.1 percent for the same quarter last year. This increase is primarily the result of the property catastrophe losses incurred during the quarter and the high loss ratio booked on the life reinsurance contracts. There was no significant loss activity in the same quarter last year.

ACE USA: The loss and loss expense ratio decreased to 70.9 percent for the quarter ended June 30, 2001 from 76.5 percent for the quarter ended June 30, 2000. This decrease is related to the mix of business written in the current quarter compared with the prior year. A large financial solutions contract was recorded in the quarter ended June 30, 2000 with a loss ratio close to 100 percent. Excluding the financial solutions division, in both the current quarter and the same quarter last year, the loss and loss expense ratio would have been 70.4 percent and 71.6 percent, respectively.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)

ACE International: The loss and loss expense ratio for the quarter ended June 30, 2001 increased modestly to 60.8 percent from 59.0 percent for the same quarter last year. The increase is partly due to several non-catastrophe related property losses in the UK in the current quarter. In addition, the June 30, 2000 quarter was a good quarter with a loss and loss expense ratio better than expected.

ACE Financial Services: The loss and loss expense ratio increased to 72.6 percent for the quarter ended June 30, 2001, from 62.8 percent for the quarter ended June 30, 2000. The increase is the result of the LPT contracts recorded in the quarter at loss ratios close to 100 percent. Excluding LPT contracts in both the current quarter and the same quarter last year, the loss and loss expense ratio would have been 41.5 percent and 45.7 percent, respectively.


Underwriting and Administrative Expense Ratios

Underwriting and administrative expenses are comprised of the amortization of deferred policy acquisition costs, which include commissions, premium taxes, underwriting and other costs that vary with and are primarily related to the production of premium, and administrative expenses which include all other operating costs. The underwriting and administrative expense ratio decreased to 28.5 percent for the quarter ended June 30, 2001, from 29.7 percent for the quarter ended June 30, 2000. This decrease is primarily due to a decline in the underwriting and administrative ratio at ACE Bermuda, ACE Global Reinsurance and ACE Financial Services.

ACE Bermuda: The underwriting and administrative expense ratio decreased to
5.7 percent for the quarter ended June 30, 2001, from 11.0 percent for the quarter ended June 30, 2000. This decrease is primarily the result of the significant increase in net premiums earned as a result of the LPT contract written and fully earned in the quarter without a significant increase in expenses. The LPT contracts are generally written with no acquisition costs.

ACE Global Markets: The underwriting and administrative expense ratio increased to 44.2 percent for the quarter ended June 30, 2001, from 38.1 percent for the quarter ended June 30, 2000. This increase is primarily due to a higher acquisition cost ratio, which has resulted from increased reinsurance costs. The acquisition costs are based on gross premiums written while the acquisition cost ratio is based on net premiums earned. In addition, the administrative expense base increased for the current quarter due to a contractual obligation to a departing employee resulting in a higher administrative expense ratio.

ACE Global Reinsurance: The underwriting and administrative expense ratio decreased to 17.9 percent for the quarter ended June 30, 2001, from 35.7 percent for the quarter ended June 30, 2000. This decrease is primarily the result of higher premiums written and earned in the current quarter combined with lower than anticipated expenses on new business development.

ACE USA: The underwriting and administrative expense ratio increased to
27.1 percent for the current quarter, from 22.5 percent for the same quarter last year. Since most financial solutions contracts do not incur acquisition costs, the acquisition cost ratio will fluctuate depending on the level of financial solutions business earned in the quarter. In addition, as the administrative cost base is generally fixed, the administrative expense ratio will decline as net premiums earned increase. Excluding financial solutions in both the current quarter and the same quarter last year, the underwriting and administrative expense ratio would have been 28.6 percent and 29.3 percent, respectively.

ACE International: The underwriting and administrative expense ratio remained relatively unchanged at 35.8 percent for the current quarter compared with 35.6 percent for the same quarter last year.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)

ACE Financial Services: The underwriting and administrative expense ratio decreased to 19.4 percent for the quarter ended June 30, 2001, from 31.0 percent for the quarter ended June 30, 2000. The decrease is due primarily to the large LPT contracts written and earned in the quarter, which had no acquisition costs. In addition the administrative expense base has remained relatively constant as the earned premium base has increased, resulting in a lower administrative expense ratio.

-------------------------------------------------------------------------------
Net Investment Income                   Three Months Ended       Percentage
                                             June 30             Change from
                                      2001            2000       Prior Year
                                 ------------     ------------   ------------
                                   (in millions of U.S. dollars)

ACE Bermuda                      $      38        $     36             6%
ACE Global Markets                      11               7            52
ACE Global Reinsurance                  16              15            10
ACE USA                                 82              79             4
ACE International                       22              23            (7)
ACE Financial Services                  25              25             -
Other                                    2              (4)         (158)
                                  ---------        --------        ------
Total net investment income      $     196        $    181             8%
                                  =========        ========        ======

(1) Includes ACE Limited, ACE INA Holdings and intercompany eliminations
-------------------------------------------------------------------------------

Net investment income increased by $15 million to $196 million for the quarter ended June 30, 2001, from $181 million for the quarter ended June 30, 2000. The primary reason for this change was an increase in the asset base due to the reclassification of the assets of Commercial Insurance Services ("CIS") on July 2, 2000 and the proceeds from the share offering in ACE Limited in September 2000.

ACE Bermuda: Net investment income increased by $2 million to $38 million for the quarter ended June 30, 2001, compared with the quarter ended June 30, 2000. This increase is primarily the result of a larger asset base and a change in investment strategy to a portfolio with a higher yield.

ACE Global Markets: Net investment income increased by $4 million to $11 million for the quarter ended June 30, 2001, compared with the quarter ended June 30, 2000. This increase is primarily the result of ACE's increased participation in the syndicate managed by ACE Global Markets and a modest increase in the level of investable assets.

ACE Global Reinsurance: Net investment income for the quarter ended June 30, 2001 increased slightly to $16 million. This increase reflected an increase in investable assets from operating cash flows, offset by dividends paid to ACE.

ACE USA: Net investment income increased by $3 million to $82 million for the quarter ended June 30, 2001 compared with the quarter ended June 30, 2000. This increase is primarily due to the presentation of the CIS activity in investment income in 2001. Prior to July 2, 2000, CIS was presented as a discontinued operation. As of July 2, 2000, the CIS operations had not been sold and its activity was reconsolidated into the Company's operations. On a comparable basis, net investment income decreased by approximately $10 million, primarily as a result of a decline in yields and a lower asset base due to negative cash-flows from businesses in run-off.

ACE International: Net investment income of $22 million remained relatively unchanged compared with the same quarter last year. The replacement of yen-based securities with higher-yielding U.S. dollar securities and the replacement of a portion of the equity holdings with interest-yielding bonds resulted in increased investment income, which was offset by the devaluation of the yen.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)

ACE Financial Services: Net investment income of $25 million was unchanged compared with the same quarter last year. Although the portfolio of invested assets has increased, investment yields declined during 2001. In addition, the timing of large transactions impacted the investment income earned.
-------------------------------------------------------------------------------
Net Realized Gains (Losses) on Investments            Three Months Ended
                                                            June 30
                                                     2001              2000
                                                     ----              ----
                                                  (in millions of U.S. dollars)

Fixed maturities and short-term investments        $   (19)      $    (18)
Equity securities                                       11              3
Financial futures and option contracts                  11            (17)
Other investments                                        2              5
FAS 133                                                 11              -
Currency                                                 -             (3)
                                                    -------        -------
Total net realized gains (losses) on investments   $    16       $    (30)
                                                    =======        ========
-------------------------------------------------------------------------------
The Company's investment strategy takes a long-term view and the portfolio is actively managed to maximize total return within certain specific guidelines, which minimize risk. The portfolio is reported at fair value. The effect of market movements on the investment portfolio will directly impact net realized gains (losses) on investments when securities are sold. Changes in unrealized gains and losses, which result from the revaluation of securities held, are reported as a separate component of accumulated other comprehensive income.

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

Sales proceeds for fixed maturity securities were generally lower than their amortized cost during the quarter. This resulted in net realized losses of $19 million being recognized on fixed maturities and short-term investments for the quarter ended June 30, 2001.

Sales proceeds for equity securities were generally higher than their cost during the quarter. This resulted in net realized gains of $11 million being recognized on equity investments for the quarter ended June 30, 2001, compared with net realized gains of $3 million for the quarter ended June 30, 2000.

Certain of the Company's external managers of fixed income securities use fixed income futures contracts to manage duration exposure; gains of $4 million were recognized on these for the quarter ended June 30, 2001. Net realized gains generated by the Company's equity index futures contracts amounted to $7 million for the quarter ended June 30, 2001. Total net realized gains attributable to the financial futures and option contracts for the quarter ended June 30, 2001, amounted to $11 million, compared with net realized losses of $17 million for the quarter ended June 30, 2000.

The Company implemented FAS 133 on January 1, 2001, which requires that all derivatives be recognized as either assets or liabilities in the consolidated balance sheet and measured at fair value. The change in fair value for the quarter ended June 30, 2001, as a result of FAS 133, was a gain of $11 million.
-------------------------------------------------------------------------------
Other Expenses                   Three Months Ended             Percentage
                                      June 30                    Change
                                2001               2000      From Prior Year
                                ----               ----      --------------
                               (in millions of U.S. dollars)

Amortization of Goodwill     $    20           $    19               3%
                              ==========        ==========        =======
Interest expense             $    50           $    54              (8)%
                              ==========        ==========        =======
Income tax expense           $    18           $    17               8%
                              ==========        ==========        =======
-------------------------------------------------------------------------------

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)

Interest expense decreased by $4 million to $50 million for the quarter ended June 30, 2001, from $54 million for the quarter ended June 30, 2000. The decrease results from a combination of lower commercial paper rates coupled with a decline in the average amount of commercial paper outstanding during the current quarter compared with the same quarter last year and a lower interest rate on the ACE INA RHINO preferred securities due to declining interest rates.

Income tax expense increased by $1 million to $18 million for the quarter ended June 30, 2001, from $17 million for the quarter ended June 30, 2000. For the current quarter, the Company's tax on operating income was $2 million higher than last year, offset by a tax benefit on net realized losses on investments of $1 million.

Results of Operations - Six Months Ended June 30, 2001

---------------------------------------------------------------------------------------------
Net Income                                                             Six Months Ended
                                                                           June 30
                                                                     2001            2000
                                                                     ----            ----
                                                                 (in millions of U.S. dollars)
Income excluding net realized gains (losses) on investments,
   non-recurring expenses and cumulative effect                   $   279           $  267
Non-recurring expenses (net of income tax)                             (4)               -
Net realized gains (losses) on investments (net of income tax)         (2)              21
Cumulative effect of adopting a new accounting standard (net
   of income tax)                                                     (23)               -
                                                                  --------           -------
Net income                                                        $   250              288
                                                                  ========           =======
---------------------------------------------------------------------------------------------


Income excluding net realized gains (losses) on investments, non-recurring expenses and the cumulative effect of adopting a new accounting standard increased by 4.5 percent to $279 million for the six months ended June 30, 2001, compared with $267 million for the six months ended June 30, 2000. Underwriting income for the period decreased primarily due to the unusual number of insured catastrophes during the second quarter of 2001 that impacted the Company's earnings. The impact from storms in the Mid-Western United States and Tropical Storm Allison reduced net income by $55 million. The increase in losses incurred was offset by an increase in investment income and a decrease in interest expense for the period. The Company incurred non-recurring expenses of $4 million (net of income tax) during the current quarter relating to a contractual obligation due to a departing employee.

Net realized losses on investments (net of income tax) were $2 million for the six months ended June 30, 2001, compared with net realized gains of $21 million for the six months ended June 30, 2000. The net realized losses were generated primarily as a result of losses realized on the financial futures and option contracts in the first quarter of 2001.

As previously noted, the Company implemented FAS 133 on January 1, 2001. The Company recorded an expense relating to the cumulative effect of adopting this standard of $23 million, net of income tax of $12 million. The cumulative effect of adopting this standard primarily related to fair value adjustments on the credit default swap portfolio held by ACE Financial Services. The change in fair value for the six months ended June 30, 2001, as a result of FAS 133, resulted in a pre-tax gain of $15 million and is reflected in net realized gains (losses) on investments.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)



-------------------------------------------------------------------------------
Premiums                             Six Months Ended          Percentage
                                                                Change
                                        June 30                  From
                                     2001         2000         Prior Year
                                     ----         ----         -----------
                                         (in millions of U.S. dollars)

Gross premiums written:
   ACE Bermuda                   $   574      $   311               84%
   ACE Global Markets                651          513               27
   ACE Global Reinsurance            265          147               80
   ACE USA                         1,985        1,688               18
   ACE International               1,212        1,057               15
   ACE Financial Services            277          231               20
                                ---------     --------           -------
                                 $ 4,964      $ 3,947               26%
                                =========     ========           =======
Net premiums written:
   ACE Bermuda                   $   539      $   265              104%
   ACE Global Markets                431          375               15
   ACE Global Reinsurance            252          133               89
   ACE USA                           920          919                -
   ACE International                 792          756                5
   ACE Financial Services            271          223               22
                                ---------     --------           -------
                                 $ 3,205      $ 2,671               20%
                                =========     ========           =======
Net premiums earned:
   ACE Bermuda                   $   501      $   186              169%
   ACE Global Markets                346          280               23
   ACE Global Reinsurance            145           58              149
   ACE USA                           820          846               (3)
   ACE International                 719          698                3
   ACE Financial Services            223          204                9
                                ---------     --------           -------
                                 $ 2,754      $ 2,272               21%
                                =========     ========           =======

-------------------------------------------------------------------------------


Gross premiums written for the six months ended June 30, 2001 increased by $1 billion to $5.0 billion, compared with the six months ended June 30, 2000. All of the operating segments experienced premium growth during the current period. The most significant areas of growth were in ACE Global Reinsurance, the financial solutions division at ACE Bermuda, and the specialty business units at ACE USA. Net premiums written for the current period increased by $534 million to $3.2 billion, from $2.7 billion for the six months ended June 30, 2000 and net premiums earned for the current period increased by $482 million, from $2.3 million for the six months ended June 30, 2000. As with gross premiums written, these increases were primarily due to new business opportunities, the several financial solutions contracts written and fully earned in the period, and the price increases being experienced by most of the segments. ACE's increased participation in the Lloyd's syndicate managed by ACE Global Market also contributed to the increase in net premiums written and earned.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)

ACE Bermuda: Gross premiums written increased by $263 million to $574 million and net premiums written increased by $274 million to $539 million for the six months ended June 30, 2001, compared with the six months ended June 30, 2000. These increases are primarily due to growth in the financial solutions division, including two large LPT contracts of $255 million which were written and fully earned in the period. The increase in the financial solutions business was partially offset by declines in aviation and satellite business.

Net premiums earned for the six months ended June 30, 2001 increased by $315 million to $501 million for the same reasons discussed above.


ACE Global Markets: Gross premiums written increased by $138 million to $651 million for the six months ended June 30, 2001, compared with the six months ended June 30, 2000. This increase is primarily due to an increase in ACE's participation in the Lloyd's syndicate, as previously discussed, and higher premium levels for the 2001 year of account. In addition, in the March 2000 quarter, ACE Global Markets accelerated its reporting to a current basis from a quarter in arrears. On a comparable basis, both gross and net premiums written increased by 48 percent and 32 percent, respectively.

Net premiums written for the six months ended June 30, 2001 increased by $56 million to $431 million compared with the six months ended June 30, 2000. This increase is primarily due to an increase in participation but offset by higher reinsurance costs incepting at the start of the year.

Net premiums earned for the six months ended June 30, 2001 increased by $66 million to $346 million compared with the six months ended June 30, 2000. This increase is again primarily due to an increase in ACE's participation.

ACE Global Reinsurance: Gross premiums written increased by $118 million to $265 million and net premiums written increased by $119 million to $252 million for the six months ended June 30, 2001, compared with the six months ended June 30, 2000. Improved pricing in the international property catastrophe marketplace, together with the continuing development of the life and U.S. property and casualty reinsurance business resulted in the increase in gross and net premiums written in the current period. Gross premiums written for property catastrophe increased by $69 million or 43 percent over the same period last year and life reinsurance premiums contributed $30 million to gross premiums written in the period.

Net premiums earned for the current period increased by $87 million to $145 million from $58 million for the six months ended June 30, 2000. As with gross and net premiums written, the increase is primarily due to the higher property catastrophe volumes experienced and the new life reinsurance contracts written in the period.

ACE USA: Gross premiums written increased by $297 million to $2 billion for the six months ended June 30, 2001, compared with the six months ended June 30, 2000. Market conditions in the U.S. have been favorable and growth has been achieved through a combination of strong account retention, growth in new business and price increases in ACE USA's specialty business units. Although most ACE USA operating divisions have increased gross premiums written, the primary drivers of the production increase have been professional risk, U.S. international, SRF and Westchester Specialty. Production for financial solutions has been strong; however year-over-year gross premiums written declined by $113 million due to two large contracts written in the prior year, which combined, generated over $200 million in gross premiums written. Additionally, in the current period, ACE USA did not renew approximately $50 million in business that did not meet its underwriting standard.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)

Net premiums written increased by $1 million to $920 million for the six months ended June 30, 2001, compared with the six months ended June 30, 2000. Excluding financial solutions, ACE USA's specialty units experienced strong growth with net premiums written increasing by $109 million or 15 percent over the comparable period. This increase is primarily due to the lower amount of business written and retained by financial solutions in 2001. Two large contracts recorded by financial solutions in the prior year were not available for renewal in the current year.

Net premiums earned decreased by $26 million to $820 million for the six months ended June 30, 2001, compared with the six months ended June 30, 2000. This was primarily due to the two large contracts written by financial solutions in the prior year as noted above, which were fully earned when written. Excluding the financial solutions contracts, premiums earned increased by $98 million or 15 percent over the prior year. The increase is reflective of the increase in ACE USA's net premiums written in the latter half of 2000 and throughout the current period.

ACE International: Gross premiums written increased by $155 million to $1.2 billion for the six months ended June 30, 2001, compared with the six months ended June 30, 2000. The increase is primarily due to continuing growth across various regions including accident and health business in Europe.

For the six months ended June 30, 2001, net premiums written increased by $36 million to $792 million and net premiums earned increased by $21 million to $719 million, compared with the six months ended June 30, 2000. As with gross premiums written, the increases are a result of continued growth across various regions.

ACE Financial Services: Gross and net premiums written for the six months ended June 30, 2001 increased by $46 million and $48 million to $277 million and $271 million, respectively, compared with the six months ended June 30, 2000. These increases are a result of the large LPT contracts written in 2001 as well as growth in the structured finance business, offset by a decrease in accident and health business. New business from participations in various tranches of CDOs sourced in both Europe and the U.S. increased gross premiums written in the structured finance line.

Net premiums earned for the six months ended June 30, 2001 increased by $19 million to $223 million, compared with the six months ended June 30, 2000. This increase is primarily due to the LPT contracts, offset by a decrease in the accident and health line of business.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)

Underwriting Results

-------------------------------------------------------------------------------
                                           Six Months Ended
                                                June 30
                                           2001            2000
                                           ----            ----
  Loss and loss expense ratio
    ACE Bermuda                            90.8%           71.2%
    ACE Global Markets                     57.3            55.6
    ACE Global Reinsurance                 58.4            20.0
    ACE USA                                71.3            74.6
    ACE International                      61.6            58.4
    ACE Financial Services                 75.8            70.9
        Consolidated                       70.2%           65.3%

 Underwriting and administrative
  expense ratio
    ACE Bermuda                             5.3%           11.8%
    ACE Global Markets                     41.4            39.4
    ACE Global Reinsurance                 21.2            28.3
    ACE USA                                27.2            24.6
    ACE International                      34.6            36.8
    ACE Financial Services                 17.9            21.9
        Consolidated                       27.4%           30.4%

 Combined Ratio
    ACE Bermuda                            96.1%           83.0%
    ACE Global Markets                     98.7            95.0
    ACE Global Reinsurance                 79.6            48.3
    ACE USA                                98.5            99.2
    ACE International                      96.2            95.2
    ACE Financial Services                 93.7            92.8
        Consolidated                       97.6%           95.7%

-------------------------------------------------------------------------------

The Company's loss and loss expense ratio increased to 70.2 percent for the six months ended June 30, 2001 from 65.3 percent for the same period last year. There were an unusual number of catastrophe losses that impacted the Company's results during the current period. The impact from the storms in the Mid-Western United States and Tropical Storm Allison reduced net income by $55 million. The financial solutions and life reinsurance contracts written and earned in the quarter also influenced the loss and loss expense ratio, as these contracts are generally recorded at loss ratios close to 100 percent, which are higher loss ratios than ACE's other lines of business.

ACE Bermuda: The loss and loss expense ratio increased to 90.8 percent for the six months ended June 30, 2001, from 71.2 percent for the six months ended June 30, 2000. This increase is primarily the result of the catastrophe losses ceded to ACE Bermuda from ACE Global Reinsurance and the LPT transactions, which are recorded at loss ratios close to 100 percent. Excluding the property catastrophe losses and the LPT transactions, the loss and loss expense ratio would have been 74.2 percent.

ACE Global Markets: The loss and loss expense ratio increased to 57.3 percent for the six months ended June 30, 2001, from 55.6 percent for the six months ended June 30, 2000. This increase is primarily the result of the mix of business across the years of account.

ACE Global Reinsurance: The loss and loss expense ratio increased to 58.4 percent for the six months ended June 30, 2001, from 20.0 percent for the six months ended June 30, 2000. This increase is primarily the result of property catastrophe losses experienced in the second quarter of 2001 compared with no significant property catastrophe loss activity in the first six months of 2000. The ratio has also been impacted by $28 million of losses incurred in the life reinsurance business.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)

ACE USA: The loss and loss expense ratio decreased to 71.3 percent for the six months ended June 30, 2001, from 74.6 percent for the six months ended June 30, 2000. This decrease is primarily related to the proportion of financial solutions business written in the current period compared with the prior year. Excluding financial solutions in both the current period and the same period last year, the loss and loss expense ratio would have been 69.9 percent and 68.5 percent, respectively.

ACE International: The loss and loss expense ratio increased to 61.6 percent for the six months ended June 30, 2001, from 58.4 percent for the six months ended June 30, 2000. This increase is primarily the result of additional losses in the UK property and casualty book.

ACE Financial Services: The loss and loss expense ratio increased to 75.8 percent for the six months ended June 30, 2001 from 70.9 percent for the six months ended June 30, 2000. The increase in the loss and loss expense ratio can be attributed to large LPT contracts, with loss ratios close to 100 percent.


Underwriting and administrative expenses

As with losses and loss expenses, total underwriting and administrative expenses increased significantly from $691 million for the six months ended June 2000 to $755 million for the six months ended June 2001 primarily due to increased policy acquisition costs in ACE Global Markets and ACE Global Reinsurance. Despite the increase in acquistion costs and higher administrative expenses, the underwriting and administrative expense ratio decreased from 30.4 percent to 27.4 percent primarily due to higher earned premiums in all segments except ACE USA.

ACE Bermuda: The underwriting and administrative expense ratio decreased to
5.3 percent for the six months ended June 30, 2001, from 11.8 percent for the six months ended June 30, 2000. Since most financial solutions contracts do not incur acquisition costs, the acquisition cost ratio will fluctuate depending on the level of financial solutions business earned in the quarter. In addition, as the administrative cost base is generally fixed, the administrative expense ratio will decline as net premiums earned increase.

ACE Global Markets: The underwriting and administrative expense ratio increased marginally to 41.4 percent for the six months ended June 30, 2001, from 39.4 percent for the six months ended June 30, 2000. This increase is primarily due to a higher acquisition cost ratio, which has resulted from the increased earned reinsurance costs lowering net earned premiums. In addition, the administrative expense base increased for the current period due to a contractual obligation to a departing employee.

ACE Global Reinsurance: The underwriting and administrative expense ratio decreased to 21.2 percent for the six months ended June 30, 2001, from 28.3 percent for the six months ended June 30, 2000. This decrease is primarily the result of higher earned premiums arising out of improved market conditions, the life reinsurance contracts and lower than anticipated expenses on new business development.

ACE USA: The underwriting and administrative expense ratio increased to
27.2 percent for the six months ended June 30, 2001, from 24.6 percent for the six months ended June 30, 2000. This increase is primarily the result of the year to date decline in the earned premium base. In the prior year, the earned premiums associated with the two financial solutions contracts reduced the underwriting and administrative expense ratio.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)

ACE International: The underwriting and administrative expense ratio decreased to 34.6 percent for the six months ended June 30, 2001, from 36.8 percent for the six months ended June 30, 2000. This decease is primarily the result of higher net premiums earned.

ACE Financial Services: The underwriting and administrative expense ratio decreased to 17.9 percent for the six months ended June 30, 2001, from 21.9 percent for the six months ended June 30, 2000. The large LPT contracts (discussed above) also impacted the underwriting and administrative expense ratio. The additional net premium earned decreased the underwriting and administrative expense ratio by 4 percentage points.

-------------------------------------------------------------------------------
Net Investment Income                                        Percentage
                                    Six Months Ended          Change
                                         June 30             From Prior
                                    2001       2000             Year
                                   ------     ------         -----------
                                    (in millions of U.S. dollars)

ACE Bermuda                      $    78     $    72              8%
ACE Global Markets                    20          15             31
ACE Global Reinsurance                32          30              8
ACE USA                              172         162              6
ACE International                     44          45             (3)
ACE Financial Services                50          47              6
Other (1)                              5          (7)           171
                                 --------    --------         -------
Total investment income          $   401     $   364              10%
                                 ========    ========         =======

(1)  Includes ACE Limited, ACE INA Holdings and intercompany eliminations
-------------------------------------------------------------------------------

Net investment income increased by $37 million for the six months ended June 30, 2001 compared with the six months ended June 30, 2000. The reasons for the increase were an increase in the asset base due to the reclassification of the assets of CIS on July 2, 2000, the proceeds from the share offering in ACE Limited in September 2000 and increased premium production in 2001.

ACE Bermuda: Net investment income increased by $6 million to $78 million for the six months ended June 30, 2001 compared with the six months ended June 30, 2000. This is primarily the result of a larger asset base and a change in investment strategy to a higher yielding portfolio.

ACE Global Markets: Net investment income increased by $5 million to $20 million for the six months ended June 30, 2001 compared with the six months ended June 30, 2000. This is primarily the result of ACE's increased participation in the syndicate managed by ACE Global Markets and to a lesser extent modest increases in the level of investable assets.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)

ACE Global Reinsurance: Net investment income increased by $2 million to $32 million for the six months ended June 30, 2001 compared with the six months ended June 30, 2000. The additional assets arising from higher production levels were offset by reductions in the invested asset base to pay dividends to ACE.

ACE USA: Net investment income increased by $10 million to $172 million for the six months ended June 30, 2001 compared with the six months ended
June 30, 2000. This increase is primarily due to the presentation of the CIS activity in investment income in 2001. Prior to July 2, 2000, CIS was presented as a discontinued operation. As of July 2, 2000, the CIS operations had not been sold and its activity was reconsolidated into the Company's operations. On a comparable basis, net investment income decreased by approximately $18 million, primarily as a result of a decline in yields and a lower asset base due to negative cash-flows from businesses in run-off.

ACE International: Net investment income of $44 million for the six months ended June 30, 2001 was relatively unchanged, compared with the six months ended June 30, 2000.

ACE Financial Services: Net investment income for the six months ended June 30, 2001 is $50 million, marginally higher then the net investment income of $47 million for the same period in the prior year. Although the portfolio of invested assets has increased, investment yields declined during 2001.

-------------------------------------------------------------------------------
 Net Realized Gains (Losses) on Investments     Six Months Ended
                                                     June 30
                                                2001         2000
                                                ----         ----
                                           (in millions of U.S. dollars)

 Fixed maturities and
  short-term investments                       $  (11)      $  (58)
 Equity securities                                 24           93
 Financial futures
  and option contracts                            (18)          (8)
 Other                                            (10)           7
 Currency                                          (4)          (7)
 FAS 133                                           15            -
                                               -------      -------
 Net realized gains (losses)
  on investments                               $   (4)      $   27
                                               =======      =======

-------------------------------------------------------------------------------

Sales proceeds for fixed maturity securities were generally lower than their amortized cost during the six months ended June 30, 2001. This resulted in net realized losses of $11 million being recognized on fixed maturities and short-term investments compared with net realized losses of $58 million for the six months ended June 30, 2000.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)

Sales proceeds for equity securities were generally higher than their cost during the six months ended June 30, 2001, resulting in net realized gains of $24 million being recognized for the period compared with $93 million for the six months ended June 30, 2000.

Certain of the Company's external managers of fixed income securities use fixed income futures contracts to manage duration exposure, and losses of $3 million were recognized on these for the six months ended June 30, 2001. Net realized losses generated by the Company's equity index futures contracts amounted to $15 million for the six months ended June 30, 2001. Total net realized losses attributable to the financial futures and option contracts amounted to $18 million for the six months ended June 30, 2001, compared with net realized losses of $8 million for the six months ended June 30, 2000.

The Company implemented FAS 133 on January 1, 2001, which requires that all derivatives be recognized as either assets or liabilities in the consolidated balance sheet and measured at fair value. The change in fair value for the six months ended June 30, 2001, as a result of FAS 133, was a gain of $15 million.


-------------------------------------------------------------------------------
Other Expenses                   Six Months Ended          Percentage
                                      June 30                Change
                                 2001         2000       From Prior Year
                                 ----         ----       ---------------
                             (in millions of U.S. dollars)

Amortization of Goodwill       $   40       $   39              3%
                                ========     ========       =========

Interest expense               $  104       $  111             (6)%
                                ========     ========       =========

Income tax expense             $   45       $   50            (10)%
                                ========     ========       =========

-------------------------------------------------------------------------------


Interest expense for the six months ended June 30, 2001 decreased by $7 million compared with the same period last year. The decrease is due to lower commercial paper rates together with a decline in the average amount of commercial paper outstanding during the period compared with the same period last year and a lower interest rate on the ACE INA RHINO preferred securities due to declining interest rates.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)

Income tax expense decreased by $5 million to $45 million for the six months ended June 30, 2001 compared with the same period last year. The decrease is primarily due to net realized losses on the investment portfolio during the current period which generated an income tax benefit of $7 million offset by higher income taxes of $2 million on operating income.


CONSOLIDATED FINANCIAL POSITION

At June 30, 2001, total assets were $33.0 billion compared with $31.7 billion at December 31, 2000, an increase of $1.3 billion. This increase is due in part to an increase of $385 million on total investments and cash and increases in insurance and reinsurance balances receivable, reinsurance recoverables and prepaid reinsurance premiums of $317 million, $410 million and $225 million, respectively, as a result of insurance business transacted in the first six months of the year.

At June 30, 2001, total investments and cash amounted to $14.1 billion, compared with $13.8 billion at December 31, 2000. This increase is primarily a result of positive cash flows from operations for the six months ended June 30, 2001 due to strong premium volume.

The Company maintains reserves for the estimated unpaid ultimate liability for losses and loss expenses under the terms of its policies and agreements. The reserve for unpaid losses and loss expenses was $17.9 billion at June 30, 2001, compared with $17.4 billion at December 31, 2000, and includes $10.2 billion of case and loss expense reserves. While the Company believes that its reserve for unpaid losses and loss expenses at June 30, 2001 is adequate, future developments may result in ultimate losses and loss expenses significantly greater or less than the reserve provided.

One of the ways the Company manages its loss exposure is through the use of reinsurance. While reinsurance arrangements are designed to limit losses from large exposures and to permit recovery of a portion of direct losses, reinsurance does not relieve the Company of its liability to its insureds. Accordingly, the Company's loss reserves represent total gross losses, and reinsurance recoverable represents anticipated recoveries of a portion of those losses as well as amounts recoverable from reinsurers with respect to claims which have already been paid by the Company. The allowance for unrecoverable reinsurance is required principally due to the failure of reinsurers to indemnify the Company, primarily because of disputes under reinsurance contracts and insolvencies. Reinsurance disputes continue to be significant, particularly on larger and more complex claims, such as those related to asbestos and environmental pollution (discussed in more detail below) and London reinsurance market exposures. Allowances have been established for amounts estimated to be uncollectible. The Company's reinsurance recoverable was approximately $9.4 billion at June 30, 2001, and $9.0 billion at December 31, 2000, net of allowances for unrecoverable reinsurance of $723 million and $710 million, respectively.

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

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)

At June 30, 2001, the total of the Company's short and long term debt, including trust preferred securities was unchanged from December 31, 2000 at $2.7 billion.

Fully diluted book value per share was $23.90 at June 30, 2001, compared with $23.25 at December 31, 2000, reflecting an increase in shareholders' equity during the period.

LIQUIDITY AND CAPITAL RESOURCES

As a holding company, ACE's assets consist primarily of the stock of its subsidiaries as well as other investments. In addition to investment income, its cash flows currently depend primarily on dividends or other statutorily permissible payments from its Bermuda-based operating subsidiaries (the "Bermuda subsidiaries"). There are currently no legal restrictions on the payment of dividends from retained earnings by the Bermuda subsidiaries, as the minimum statutory capital and surplus requirements are satisfied by the share capital and additional paid-in capital of each of the Bermuda subsidiaries. However, the payment of dividends or other statutorily permissible distributions by the Bermuda subsidiaries is subject to the need to maintain shareholders' equity at a level adequate to support the level of insurance and reinsurance operations. During the six months ended June 30, 2001, dividends of $105 million and $119 million were declared by ACE Tempest Re and ACE Bermuda, respectively.

The payment of any dividends from ACE Global Markets or its subsidiaries would be subject to applicable United Kingdom insurance law including those promulgated by the Society of Lloyd's. No dividends were received from ACE Global Markets during the six months ended June 30, 2001, and the Company does not anticipate receiving dividends from ACE Global Markets during the remainder of 2001.

ACE INA has issued debt to provide partial financing for the ACE INA Acquisition and for other operating needs. Cash flow requirements to service this debt are expected to be met primarily by upstreaming dividend payments from ACE INA's insurance subsidiaries. ACE INA Holdings received dividends of $14 million from its subsidiaries during the six months ended June 30, 2001. Under various U.S. insurance laws to which ACE INA's U.S. insurance subsidiaries are subject, ACE INA's U.S. insurance subsidiaries may pay a dividend only from earned surplus subject to the maintenance of a minimum capital requirement, without prior regulatory approval. ACE INA's international subsidiaries are also subject to various insurance laws and regulations in the countries in which they operate. These regulations include restrictions that limit the amount of dividends that can be paid without prior approval of the insurance regulatory authorities. No dividends have been received by ACE Limited from ACE INA during the six months ended June 30, 2001, and the Company does not anticipate receiving dividends from ACE INA during the remainder of 2001.

ACE Financial Services' U.S. insurance subsidiaries are also subject to various U.S. insurance laws under which subsidiaries may pay a dividend only from earned surplus subject to the maintenance of a minimum capital requirement, without prior regulatory approval. No dividends have been received from ACE Financial Services during the six months ended June 30, 2001, and the Company does not anticipate receiving dividends from ACE Financial Services during the remainder of 2001.

The Company's consolidated sources of funds consist primarily of net premiums written, investment income, and proceeds from sales and maturities of investments. Funds are used primarily to pay claims, operating expenses and dividends and for the purchase of investments.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)

The Company's insurance and reinsurance operations provide liquidity in that premiums are normally received substantially in advance of the time claims are paid. The Company's consolidated net cash flow from operating activities was $473 million for the six months ended June 30, 2001, compared with $(204) million for the six months ended June 30, 2000. The positive operating cash flows were generated from strong premium volume during the current year. Generally cash flows are affected by claim payments which, due to the nature of the Company's operations, may comprise large loss payments on a limited number of claims and therefore can fluctuate significantly from year to year. The irregular timing of these loss payments, for which the source of cash can be from operations, available net credit facilities or routine sales of investments, can create significant variations in cash flows from operations between periods. Although the Company's ongoing operations continue to generate positive cash flows from operations, the Company's cash flows are currently impacted by a large book of loss reserves from businesses in run-off. The run-off operations generated negative cash flows of $413 million and $409 million for the six months ended June 30, 2001 and 2000, respectively, primarily due to claim payments. The run-off book of business continues to require cash to meet its liabilities and cash flows are very dependent on the timing of claim settlements. Net loss and loss expense payments amounted to $1.9 billion and $1.7 billion for the six months ended June 30, 2001 and 2000, respectively.

The Board of Directors, on November 17, 2000 authorized the repurchase of any ACE issued debt or capital securities including ACE's Ordinary Shares, up to an aggregate total of $250 million. During the six months ended June 30, 2001, the Company repurchased and cancelled 1,515,000 Ordinary Shares under the program for an aggregate cost of $49.7 million. Subsequent to June 30, 2001, the Company repurchased and cancelled an additional 742,900 shares for an aggregate cost of $25 million leaving approximately $175 million of the Board authorization not utilized.

On January 12, 2001, and April 13, 2001, the Company paid dividends of 13 cents per share to shareholders of record on December 29, 2000, and March 30, 2001, respectively. On July 13, 2001, the Company paid dividends of 15 cents per share to shareholders of record on July 29, 2001. On August 10, 2001, the Company declared a quarterly dividend of 15 cents per Ordinary Share payable on October 12, 2001 to shareholders of record on September 28, 2001. The declaration and payment of future dividends is at the discretion of the Board of Directors and will be dependent upon the profits and financial requirements of the Company and other factors, including legal restrictions on the payment of dividends and such other factors as the Board of Directors deems relevant.

In April 2001, the Company renewed its $800 million, 364-day revolving credit facility. This facility, together with the Company's $250 million, five-year revolving credit facility, which was last renewed in May 2000, is available for general corporate purposes and each of the facilities may also be used as commercial paper back-up facilities. The five-year facility also permits the issuance of letters of credit. Under these facilities the Company and various subsidiaries are named borrowers and guarantors. Each facility requires that the Company and/or certain of its subsidiaries maintain specific covenants, including a consolidated tangible net worth covenant and a maximum leverage covenant.

In June 1999, the Company arranged certain commercial paper programs. The programs use revolving credit facilities as back-up facilities and provide for up to $2.8 billion in commercial paper issuance (subject to the availability of back-up facilities, which currently total $1.05 billion) for ACE and for ACE INA. At June 30, 2001, short-term debt consisted of $378 million of commercial paper issued by ACE INA and $25 million in bank borrowings by ACE Financial Services. Commercial paper rates during the quarter ended June 30, 2001 averaged 4.6 percent and 5.2 percent during the six months ended June 30, 2001.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. As required, the Company will adopt FAS 142 on January 1, 2002 and will cease amortizing goodwill at that time. All goodwill recognized in the Company's consolidated balance sheet at January 1, 2002 should be assigned to one or more reporting units. Goodwill in each reporting unit should be tested for impairment by June 30, 2002. An impairment loss recognized as a result of a transitional impairment test of goodwill should be reported as the cumulative effect of a change in accounting principle. The Company does not expect any impairment in goodwill to arise from testing during initial adoption.

CUMULATIVE EFFECT OF ADOPTING A NEW ACCOUNTING STANDARD

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value, cash flow or foreign currency hedge. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. Upon initial application of FAS 133, hedging relationships must be designated anew and documented pursuant to the provisions of this statement. The Company adopted FAS 133, as amended, as of January 1, 2001

The Company maintains investments in derivative instruments such as futures, option contracts and foreign currency forward contracts of which the primary purposes are to manage duration and foreign currency exposure, yield enhancement or to obtain an exposure to a particular financial market. The Company has historically recorded the changes in market value of these instruments as realized gains (losses) in the consolidated statement of operations and, accordingly, has estimated that FAS 133, as amended, is not expected to have a significant impact on the results of operations, financial condition or liquidity in future periods as it relates to these instruments.

Certain products (principally credit protection oriented) issued by the Company have been determined to meet the definition of a derivative under FAS
133. These products consist primarily of credit default swaps, index-based instruments and certain financial guarantee coverages. Effective January 1, 2001, the Company records these products at their fair value.

To reflect the adoption of FAS 133 on January 1, 2001, the Company recorded an expense related to the cumulative effect of adopting a new accounting standard of $23 million, net of income tax of $12 million. The Company has recorded in net realized gains (losses) on investments, pretax income of $15 million to reflect the change in the fair value of derivatives for the six months ended June 30, 2001. The level of such gains and losses will be dependent upon a number of factors including changes in interest rates, credit spreads and other market factors. The Company's involvement with derivative instruments and transactions is primarily to offer protection to others or to mitigate its own risk and is not considered speculative in nature.

                                ACE Limited
                        Part II - Other Information
                        ---------------------------


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

1)  The Annual General Meeting was held on May 11, 2001.

2)  The following matters were voted on at the Annual General Meeting:

    a)    The following directors were elected.

                                Term Expiring   Votes in Favour  Votes Withheld

          Brian Duperreault          2004          190,217,538      142,209
          Robert M. Hernandez        2004          190,213,911      145,836
          Peter Menikoff             2004          190,213,942      145,805
          Robert Ripp                2004          190,216,368      143,379
          Dermot F. Smurfit          2004          190,214,555      145,192


    b) An amendment to the ACE Limited 1998 Long Term Incentive Plan was voted upon.

          The holders of 118,218,978 shares voted in favour, 71,116,479 shares voted against and 1,024,290 shares abstained.

    c) The appointment of PricewaterhouseCoopers LLP as independent accountants for the Company for the year ended December 31, 2001 was ratified and approved.

          The holders of 189,217,730 shares voted in favour, 1,109,145 shares voted against and 32,872 shares abstained.

ITEM 5.  OTHER INFORMATION

1) On August 10, 2001, the Company declared a quarterly dividend of $0.15 per Ordinary Share payable on October 12, 2001 to shareholders of record on September 28, 2001.

2)      On August 10, 2001, the Company announced the appointment of
        John A. Krol to its Board of Directors. Mr. Krol is the former chairman and chief executive officer of E.I. du Pont de Nemours & Company. He worked at du Pont in Wilmington, Delaware, from 1963 to 1999, when he retired.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

1)      Exhibits.

10.1    The Compromise Agreement dated May 16, 2001 between ACE and
        John Charman *

10.2 The ACE Limited 1995 Outside Directors Plan (as amended through the Fourth Amendment)*

10.3 The ACE Limited 1995 Long Term Incentive Plan (as amended through the Second Amendment)*

       *  Management Contract or Compensation Plan


2)      There were no reports on Form 8-K filed during the quarter.

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                   ACE LIMITED
                                  --------------------------------------------





August 14, 2001                       /s/ Brian Duperreault
                                  --------------------------------------------
                                               Brian Duperreault
                                              Chairman and Chief
                                               Executive Officer





August 14, 2001                      /s/  Robert A. Blee
                                  --------------------------------------------
                                                Robert A. Blee
                                           Chief Accounting Officer

                               EXHIBIT INDEX
                               -------------


Exhibit                                                          Numbered
Number    Description                                            Page
------    -----------                                            --------

1.        Exhibits

10.1      The Compromise Agreement dated May 16, 2001 between
          ACE and John Charman *

10.2 The ACE Limited 1995 Outside Directors Plan (as amended through the Fourth Amendment)*

10.3 The ACE Limited 1995 Long Term Incentive Plan (as amended through the Second Amendment)*



                 * Management Contract or Compensation Plan