Form 10-Q
period 2001-09-30
ACE LTD
filed 2001-11-14
CIK 896159

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549



                                 FORM 10-Q



(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


             For the Quarterly Period Ended September 30, 2001

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

                           YES X         NO
                              ----          ----

The number of registrant's Ordinary Shares ($0.041666667 par value) outstanding as of November 8, 2001 was 259,522,646.

                                ACE LIMITED

                             INDEX TO FORM 10-Q



Part I.  FINANCIAL INFORMATION
                                                                        Page No.
Item 1.  Financial Statements:

    Consolidated Balance Sheets
        September 30, 2001 (Unaudited) and December 31, 2000               3

    Consolidated Statements of Operations (Unaudited)
        Three Months and Nine Months Ended September 30, 2001 and 2000     4

    Consolidated Statements of Shareholders' Equity (Unaudited)
        Nine Months Ended September 30, 2001 and 2000                      5

    Consolidated Statements of Comprehensive Income (Unaudited)
        Nine Months Ended September 30, 2001 and 2000                      6

    Consolidated Statements of Cash Flows (Unaudited)
        Nine Months Ended September 30, 2001 and 2000                      7

    Notes to Interim Consolidated Financial Statements (Unaudited)         8

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition                               27




Part II.  OTHER INFORMATION
---------------------------

Item 5.  Other Information                                                51

Item 6.  Exhibits and Reports on Form 8-K                                 51

                        ACE LIMITED AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS
                                                                                         September 30         December 31
                                                                                             2001                2000
                                                                                             ----                ----
                                                                                          (unaudited)

Assets                                                                               (in thousands of U.S. dollars, except
                                                                                           share and per share data)
Investments and cash
     Fixed maturities available for sale, at fair value
        (amortized cost - $11,051,756 and $10,640,937)                              $     11,375,713        $   10,721,309
     Equity securities, at fair value (cost - $525,325 and $495,049)                         427,929               532,046
     Short-term investments, at fair value
        (amortized cost - $1,439,235 and $1,369,784)                                       1,439,235             1,369,784
     Other investments, at fair value (cost - $568,745 and $518,130)                         594,923               531,116
     Cash                                                                                    754,588               608,069
                                                                                         --------------        --------------
           Total investments and cash                                                     14,592,388            13,762,324

Accrued investment income                                                                    200,159               183,011
Insurance and reinsurance balances receivable                                              2,456,780             2,095,573
Accounts and notes receivable                                                                242,532               388,996
Reinsurance recoverable                                                                   10,701,733             8,994,940
Deferred policy acquisition costs                                                            680,642               572,757
Prepaid reinsurance premiums                                                               1,234,016               857,745
Goodwill                                                                                   2,790,986             2,846,709
Deferred tax assets                                                                        1,178,418             1,144,261
Other assets                                                                                 831,621               843,210
                                                                                         --------------        --------------
           Total assets                                                             $     34,909,275        $   31,689,526
                                                                                         ==============        ==============

Liabilities
Unpaid losses and loss expenses                                                     $     19,883,757        $   17,388,394
Unearned premiums                                                                          3,777,915             3,035,288
Premiums received in advance                                                                  57,980                63,123
Insurance and reinsurance balances payable                                                 1,563,766             1,319,091
Contract holder deposit funds                                                                106,460               139,056
Accounts payable, accrued expenses and other liabilities                                   1,402,136             1,316,449
Dividends payable                                                                             37,532                33,127
Short-term debt                                                                              451,470               364,509
Long-term debt                                                                             1,424,429             1,424,228
Trust preferred securities                                                                   875,000               875,000
                                                                                         --------------        --------------
           Total liabilities                                                              29,580,445            25,958,265
                                                                                         --------------        --------------

Commitments and contingencies

Mezzanine equity                                                                             311,050               311,050
                                                                                         --------------        --------------

Shareholders' equity
Ordinary Shares ($0.041666667 par value, 300,000,000 shares authorized;
     226,390,282 and 232,346,579 shares issued and outstanding)                                9,433                 9,681
Additional paid-in capital                                                                 2,575,080             2,637,085
Unearned stock grant compensation                                                            (40,129)              (29,642)
Retained earnings                                                                          2,320,704             2,733,633
Accumulated other comprehensive income                                                       152,692                69,454
                                                                                         --------------        --------------
           Total shareholders' equity                                                      5,017,780             5,420,211
                                                                                         --------------        --------------

           Total liabilities, mezzanine equity and shareholders' equity             $     34,909,275        $   31,689,526
                                                                                         ==============        ==============

                            See accompanying notes to interim consolidated financial statements

                        ACE LIMITED AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS

   For the Three Months and Nine Months ended September 30, 2001 and 2000
                                (Unaudited)

                                                               Three Months Ended                    Nine Months Ended
                                                                  September 30                          September 30
                                                           2001                2000                2001                2000
                                                           ----                ----                ----                ----
                                                                (in thousands of U.S. dollars, except per share data)
Revenues
     Gross premiums written                          $     2,502,371     $   1,999,816       $   7,466,670      $    5,946,843
     Reinsurance premiums ceded                           (1,197,304)         (803,012)         (2,955,840)         (2,079,132)
                                                        --------------      -------------       ------------       -------------

     Net premiums written                                  1,305,067         1,196,804           4,510,830           3,867,711
     Change in unearned premiums                              94,362           (22,022)           (357,098)           (420,287)
                                                        --------------      -------------       ------------       -------------

     Net premiums earned                                   1,399,429         1,174,782           4,153,732           3,447,424
     Net investment income                                   192,909           197,584             593,606             561,548
     Net realized gains (losses) on investments              (58,843)          (12,797)            (62,654)             13,899
                                                        --------------      -------------       ------------       -------------

        Total revenues                                     1,533,495         1,359,569           4,684,684           4,022,871
                                                        --------------      -------------       ------------       -------------

Expenses
     Losses and loss expenses                              1,571,333           772,887           3,506,272           2,256,481
     Policy acquisition costs                                204,666           168,258             558,996             482,628
     Administrative expenses                                 207,389           177,912             607,788             554,784
     Amortization of goodwill                                 19,912            19,919              59,664              58,889
     Interest expense                                         49,130            55,408             153,094             166,544
                                                        --------------      -------------       ------------       -------------

        Total expenses                                     2,052,430         1,194,384           4,885,814           3,519,326
                                                        --------------      -------------       ------------       -------------

Income (loss) before income tax and cumulative
effect of adopting a new accounting standard                (518,935)          165,185            (201,130)            503,545
Income tax expense (benefit)                                 (76,345)           24,432             (31,121)             74,351
                                                        --------------      -------------       ------------       -------------

Income (loss) before cumulative effect of adopting
  new accounting standard                                   (442,590)          140,753            (170,009)            429,194
Cumulative effect of adopting a new accounting
  standard (net of income tax)                                     -                 -             (22,670)                  -
                                                        --------------      -------------       ------------       -------------

Net income (loss)                                    $      (442,590)    $     140,753      $     (192,679)     $      429,194
                                                        ==============      =============       ============       =============

Basic earnings (loss) per share before cumulative
effect of  adopting a new accounting standard        $        (1.95)     $        0.60      $        (0.82)     $         1.92
                                                        ==============      =============       ============       =============

Basic earnings (loss) per share                      $        (1.95)     $        0.60      $        (0.92)     $         1.92
                                                        ==============      =============       ============       =============

Diluted earnings (loss) per share before cumulative
effect of adopting a new accounting standard         $        (1.95)     $        0.58      $        (0.82)     $         1.88
                                                        ==============      =============       ============       =============

Diluted earnings (loss) per share                    $        (1.95)     $        0.58      $        (0.92)     $         1.88
                                                        ==============      =============       ============       =============



                   See accompanying notes to interim consolidated financial statements

                            ACE AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

           For the Nine Months ended September 30, 2001 and 2000
                                (Unaudited)
                                                                          Nine Months Ended
                                                                             September 30
                                                                      2001                  2000
                                                                      ----                  ----
                                                                    (in thousands of U.S. dollars)

  Ordinary Shares
      Balance - beginning of period                           $         9,681        $        9,061
      Shares issued                                                         8                   584
      Exercise of stock options                                            41                    41
      Issued under Employee Stock Purchase Plan (ESPP)                      9                     2
      Cancellation of Shares                                              (24)                  (28)
      Repurchase of Shares                                               (282)                    -
                                                                  --------------        -------------
         Balance - end of period                                        9,433                 9,660
                                                                  --------------        -------------

  Additional paid-in capital
      Balance - beginning of period                                 2,637,085             2,214,989
      Ordinary Shares issued                                            3,206               434,178
      Exercise of stock options                                        19,729                14,863
      Issued under ESPP                                                 7,054                 1,232
      Repurchase of Ordinary Shares                                   (76,849)                    -
      Cancellation of Ordinary Shares                                 (15,145)              (19,074)
      Equity offering expenses                                              -                (7,196)
      FELINE PRIDES issuance costs                                          -                (9,884)
                                                                  --------------        -------------
         Balance - end of period                                    2,575,080             2,629,108
                                                                  --------------        -------------

  Unearned stock grant compensation
      Balance - beginning of period                                   (29,642)              (28,908)
      Stock grants awarded                                            (18,503)               (9,845)
      Stock grants forfeited                                              813                     -
      Amortization                                                      7,203                 7,041
                                                                  --------------        -------------
         Balance - end of period                                      (40,129)              (31,712)
                                                                  --------------        -------------

  Retained earnings
      Balance - beginning of period                                 2,733,633             2,321,570
      Net income (loss)                                              (192,679)              429,194
      Dividends declared on Ordinary Shares                           (98,756)              (82,294)
      Dividends declared on FELINE PRIDES                             (19,179)              (11,862)
      Repurchase of Ordinary Shares                                  (102,315)                    -
                                                                  --------------        -------------
         Balance - end of period                                    2,320,704             2,656,608
                                                                  --------------        -------------

  Accumulated other comprehensive income (loss)
      Net unrealized appreciation (depreciation) on
        investments
      Balance - beginning of period                                   102,335               (83,327)
      Change in period, net of income tax                              84,629                70,907
                                                                  --------------        -------------
         Balance - end of period                                      186,964               (12,420)
                                                                  --------------        -------------

       Cumulative translation adjustments
      Balance - beginning of period                                   (32,881)               17,175
      Net adjustment for period, net of income tax                     (1,391)              (27,914)
                                                                  --------------        -------------
         Balance - end of period                                      (34,272)              (10,739)
                                                                  -------------         -------------
  Accumulated other comprehensive income (loss)                       152,692               (23,159)
                                                                  --------------        -------------

            Total shareholders' equity                        $     5,017,780        $    5,240,505
                                                                  ==============        =============

                           See accompanying notes to interim consolidated financial statements


                        ACE LIMITED AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

           For the Nine Months ended September 30, 2001 and 2000
                                (Unaudited)

                                                                          Nine Months Ended
                                                                             September 30
                                                                       2001                 2000
                                                                       ----                 ----
                                                                      (in thousands of U.S. dollars)

 Net income (loss)                                               $    (192,679)       $     429,194

 Other comprehensive income (loss)
 Net unrealized appreciation on investments
      Unrealized appreciation on investments                           137,718              115,880
      Less: reclassification adjustment for net realized gains
        included in net income                                         (15,334)             (37,463)
                                                                    -------------        --------------
                                                                       122,384               78,417

 Cumulative translation adjustments                                     (6,297)             (34,825)
                                                                    --------------       -------------
 Other comprehensive income before income tax                          116,087               43,592

 Income tax expense related to other
   comprehensive income items                                          (32,849)                (599)
                                                                    --------------       -------------
 Other comprehensive income                                             83,238               42,993
                                                                    --------------       -------------
 Comprehensive income (loss)                                     $    (109,441)       $     472,187
                                                                    ==============       =============



                           See accompanying notes to interim consolidated financial statements




                        ACE LIMITED AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

           For the Nine Months ended September 30, 2001 and 2000
                                (Unaudited)

                                                                                     Nine Months Ended
                                                                                        September 30
                                                                                  2001               2000
                                                                                  ----               ----
                                                                               (in thousands of U.S. dollars)

Cash flows from operating activities
Net income (loss)                                                         $       (192,679)   $       429,194
Adjustments to reconcile net income to net cash provided by
operating activities:
     Unearned premiums                                                             753,329            673,258
     Unpaid losses and loss expenses, net of reinsurance recoverable               807,342            (45,631)
     Prepaid reinsurance premiums                                                 (376,271)          (289,812)
     Deferred income taxes                                                         (69,604)            23,062
     Net realized (gains) losses on investments                                     62,654            (13,899)
     Amortization of premium/discounts on fixed maturities                          (5,166)            (5,384)
     Amortization of goodwill                                                       59,664             58,889
     Deferred policy acquisition costs                                            (115,426)           (43,838)
     Insurance and reinsurance balances receivable                                (375,967)          (233,286)
     Premiums received in advance                                                   (5,143)            (3,892)
     Insurance and reinsurance balances payable                                    244,558           (582,177)
     Accounts payable, accrued expenses and other liabilities                       92,028           (332,680)
     Net change in contract holder deposit funds                                   (28,763)           (49,932)
     Cumulative effect of adopting a new accounting standard                        22,670                  -
     Other                                                                          88,096             41,610
                                                                              ---------------    ----------------
          Net cash flows from (used for) operating activities             $        961,322    $      (374,518)
                                                                              ---------------    ----------------

Cash flows from investing activities
     Purchases of fixed maturities                                             (10,914,332)        (8,231,880)
     Purchases of equity securities                                               (158,103)          (321,340)
     Sales of fixed maturities                                                  10,371,634          8,151,291
     Sales of equity securities                                                    153,871            689,415
     Maturities of fixed maturities                                                 39,190             48,890
     Net realized gains (losses) on financial future contracts                     (44,060)            (8,751)
     Other investments                                                             (83,821)          (170,985)
                                                                              ---------------    ----------------
          Net cash from (used for) investing activities                   $       (635,621)   $       156,640
                                                                              ---------------    ----------------

Cash flows from financing activities
     Dividends paid on Ordinary Shares                                    $        (94,279)   $       (76,075)
     Dividends paid on FELINE PRIDES                                               (19,251)            (8,839)
     Net proceeds from (repayment of) short-term debt                               86,961           (697,119)
     Proceeds from exercise of options for Ordinary Shares                          19,770             14,904
     Proceeds from shares issued under ESPP                                          7,063              1,234
     Repurchase of Ordinary Shares                                                (179,446)                 -
     Proceeds from issuance of trust preferred securities                                -            300,000
     Proceeds from issuance of FELINE PRIDES                                             -            311,050
     Issuance costs of FELINE PRIDES                                                     -             (9,884)
     Net proceeds from issuance of Ordinary Shares                                       -            400,346
                                                                              ---------------    ----------------
          Net cash from (used for) financing activities                   $       (179,182)   $       235,617
                                                                              ---------------    ----------------

Net increase in cash                                                               146,519             17,739
Cash - beginning of period                                                         608,069            599,232
                                                                              ---------------    ----------------
Cash - end of period                                                      $        754,588    $       616,971
                                                                              ===============    ================

                   See accompanying notes to interim consolidated financial statements

                                            7

                       ACE LIMITED AND SUBSIDIARIES
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont'd)
                                (Unaudited)

1.       General

The interim unaudited consolidated financial statements, which include the accounts of the Company and its subsidiaries, have been prepared on the basis of accounting principles generally accepted in the United States of America and, in the opinion of management, reflect all adjustments (consisting of normally recurring accruals) necessary for a fair presentation of results for such periods. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the consolidated financial statements, and related notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

The analysis of gross premiums written by geographic regions is as follows:

                                           Nine Months Ended September 30
                                              2001                  2000
                                              ----                  ----
         North America                         61%                   61%
         Europe                                22                    19
         Australia and New Zealand              2                     6
         South America                          5                     3
         Asia Pacific                           9                     5
         Other (1)                              1                     6
                                            ----------            --------
                                               100%                  100%
                                            ==========            ========
         (1) includes world wide coverages

2.       Significant Accounting Policies

New accounting pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. As required, the Company will adopt FAS 142 on January 1, 2002 and will cease amortizing goodwill at that time. All goodwill recognized in the Company's consolidated balance sheet at January 1, 2002 will be assigned to one or more reporting units. Goodwill in each reporting unit should be tested for impairment by June 30, 2002. An impairment loss recognized as a result of a transitional impairment test of goodwill should be reported as the cumulative effect of a change in accounting principle. The Company does not expect any impairment in goodwill to arise from testing during initial adoption.

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

                        ACE LIMITED AND SUBSIDIARIES
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont'd)
                                (Unaudited)


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

To reflect the adoption of FAS 133 on January 1, 2001, the Company recorded an expense related to the cumulative effect of adopting this standard of $23 million, net of income tax of $12 million. The Company has recorded in net realized gains (losses) on investments, a pretax loss of $14 million to reflect the change in the fair value of derivatives for the nine months ended September 30, 2001. The level of gains and losses resulting from changes in the fair value of derivatives on a prospective basis is dependent upon a number of factors including changes in interest rates, credit spreads and other market factors. The Company's involvement with derivative instruments and transactions is primarily to offer protection to others or to mitigate its own risk and is not considered speculative in nature.

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

4.       Restricted Stock Awards

Under the Company's long-term incentive plans, 569,102 restricted Ordinary Shares were awarded during the nine months ended September 30, 2001, to officers of the Company and its subsidiaries. These shares vest at various dates through September 2005. In addition, during the period, 12,896 restricted Ordinary Shares were awarded to outside directors under the terms of the 1995 Outside Directors Plan. These shares vest in May 2002.

At the time of grant the market value of the shares awarded under these grants is recorded as unearned stock grant compensation and is presented as a separate component of shareholders' equity. The unearned compensation is charged to income over the vesting period.

5.       Shareholders' Equity

On October 25, 2001, the Company completed a public offering of 32,890,000 Ordinary Shares (which included the over-allotment option of 4,290,000 shares) in which it raised aggregate net proceeds of approximately $1.1 billion. The Company expects to use the net proceeds of the Ordinary Share offering to expand its net underwriting capacity, either through internal growth and/or through acquisitions of lines of business or companies and for general corporate purposes.

                        ACE LIMITED AND SUBSIDIARIES
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont'd)
                                (Unaudited)


6.       September 11, 2001 Tragedy

The terrorist attacks on September 11, 2001 ("the September 11th tragedy") resulted in the largest insured loss in history and had a substantial impact on the results of the Company. Detailed below is an analysis, by operating segment, of the impact of the September 11th tragedy on the Company's statement of operations for the three months and nine months ended September 30, 2001. The analysis of the impact of the September 11th tragedy includes the effects of intercompany reinsurance transactions. The Company's net income was reduced by $559 million on an after tax basis. The losses and loss expenses estimate of $650 million, net of reinsurance recoveries, is management's best estimate and is based on the most recent information and could change as more information becomes available. While reserving for claims is inherently uncertain, the Company believes that the reserves carried for these claims are adequate based on known facts.

                                           Impact of September 11, 2001 Tragedy
                                            Three months and nine months ended
                                                   September 30, 2001
                                              (in thousands of U.S. dollars)

                                                   ACE             ACE                            ACE
                                  ACE            Global          Global            ACE           Inter-             ACE
                                Bermuda          Markets       Reinsurance         USA          national       Consolidated
                                -------          -------       -----------         ---          --------       ------------

 Operations Data:
 Gross premiums written      $  142,426       $  (20,691)      $       -     $        -       $       -       $    121,735
 Net premiums written           138,676          (66,292)          1,768        (18,124)         (4,500)            51,528
 Net premiums earned            100,092          (66,292)          2,892        (18,124)         (4,500)            14,068
 Losses and loss expenses       341,785          140,212         122,017         28,178          18,300            650,492
 Policy acquisition costs             -                -             502              -               -                502
                              -------------   --------------   ------------    ------------   -------------   ----------------
 Underwriting income           (241,693)        (206,504)       (119,627)       (46,302)        (22,800)          (636,926)
 Income tax benefit                   -          (61,951)              -        (16,206)              -            (78,157)
                              -------------   --------------   ------------    ------------   -------------   ----------------
 Net loss                    $ (241,693)      $ (144,553)      $(119,627)    $  (30,096)      $ (22,800)      $   (558,769)
                              =============   ==============   ============    ============   =============   ================


In estimating the impact of the tragedy on the Company, premium payments required to reinstate reinsurance policies have been accrued. Premiums from insureds required to reinstate their insurance or reinsurance coverage with the Company have not been accrued in the estimate. The premiums accrued in ACE Bermuda represent additional premiums due under the terms of certain financial solutions reinsurance programs directly impacted by the tragedy.

The Company's exposure to the tragedy is derived from losses incurred by insured and reinsured clients of ACE. Gross insured claims incurred by ACE with respect to the tragedy are covered by significant amounts of reinsurance from high quality reinsurers. In order to identify policies which may have been affected by the September 11th tragedy, the Company conducted a review of its insurance and reinsurance portfolios on a policy by policy basis, which included first party, third party, reinsurance, retrocessional, financial guaranty and life reinsurance exposures. Net losses and loss expenses of $650 million result from estimated gross losses and loss expenses of approximately $1.9 billion, net of estimated reinsurance recoveries of approximately $1.3 billion. Approximately 98 percent of all reinsurance purchased by ACE is with reinsurers rated A- or better, including 38 percent with reinsurers rated AAA- and 33 percent with reinsurers rated AA-, as rated by Standard & Poor's.

                        ACE LIMITED AND SUBSIDIARIES
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont'd)
                                (Unaudited)


7.       Discontinued Operations

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

                        ACE LIMITED AND SUBSIDIARIES
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont'd)
                                (Unaudited)


8.       Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                                Three Months Ended                       Nine Months Ended
                                                                   September 30                            September 30
                                                             2001                  2000              2001              2000
                                                             ----                  ----              ----              ----
                                                            (In thousands of U.S. dollars, except share and per share data)

Numerator
   Net income before cumulative effect of adopting
     a new accounting standard                         $       (442,590)  $         140,753   $       (170,009)   $        429,194
   Dividends on FELINE PRIDES                                    (6,416)             (6,537)           (19,179)            (11,862)
                                                          ---------------    ----------------    ----------------    --------------
   Net income available to the holders of Ordinary
     Shares before cumulative effect                           (449,006)            134,216           (189,188)            417,332
   Cumulative effect of adopting a new accounting
      standard                                                        -                   -            (22,670)                  -
                                                          ---------------    ----------------    ----------------    --------------
   Net income available to the holders of Ordinary     $       (449,006)  $         134,216   $       (211,858)   $        417,332
     Shares                                               ===============    ================    ================    ==============

Denominator
   Denominator for basic earnings per share:
   Weighted average shares outstanding                      230,610,425         222,042,432        231,390,682         217,615,849
   Dilutive effect of FELINE PRIDES                                   -           2,663,691                  -                   -
   Effect of other dilutive securities                                -           6,679,576                  -           4,431,705
                                                          ---------------    ----------------    ----------------    --------------

   Denominator for diluted earnings per share:
     Adjusted weighted average shares
       outstanding and assumed conversions                  230,610,425         231,385,699        231,390,682         222,047,554
                                                          ===============    ================    ================    ==============

Basic earnings per share:
   Earnings (loss) per share before cumulative
     effect of adopting a new accounting standard      $           (1.95) $            0.60   $           (0.82)  $            1.92
                                                          ===============    ================    ================    ==============
   Earnings (loss) per share                           $           (1.95) $            0.60   $           (0.92)  $            1.92
                                                          ===============    ================    ================    ==============

Diluted earnings per share:
   Earnings (loss) per share before cumulative
     effect of adopting a new accounting standard      $           (1.95) $            0.58   $           (0.82)  $            1.88
                                                          ===============    ================    ================    ==============
   Earnings (loss) per share                           $           (1.95) $            0.58   $           (0.92)  $            1.88
                                                          ===============    ================    ================    ==============


The denominator for diluted loss per share for the three months and nine months ended September 30, 2001 does not include the dilutive effect of FELINE PRIDES and other dilutive securities. The incremental shares from assumed conversions are not included in computing diluted loss per share amounts as these shares are considered anti-dilutive. The dilutive effect of FELINES PRIDES for the three months and nine months ended September 30, 2001 is 2,462,861 shares and 3,067,185 shares, respectively. Other dilutive securities totaled 5,907,562 shares and 6,440,916 shares for the three months and nine months ended September 30, 2001.

                        ACE LIMITED AND SUBSIDIARIES
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont'd)
                                (Unaudited)
9.       Credit Facilities

In August 2001, the Company, along with ACE Bermuda and ACE Tempest Re as Account Parties and Guarantors, entered into a syndicated, one year Letter of Credit ("LOC") facility in the amount of $450 million for general business purposes, including the issuance of insurance and reinsurance letters of credit. This facility replaced an LOC facility originally arranged in September 1999 and renewed in September 2000. This facility requires that the Company and/or certain of its subsidiaries maintain specific covenants, including a consolidated tangible net worth covenant and a maximum leverage covenant. Usage under this facility was $239 million as of September 30, 2001.

10.      Debt

The following table sets forth the Company's consolidated debt position at September 30, 2001 and December 31, 2000.

                                                              September 30               December 31
                                                                  2001                       2000
                                                                  ----                       ----
                                                                  (in millions of U.S. dollars)

 Short-term debt
      ACE INA commercial paper                            $          268              $        340
      ACE Financial Services Note                                     25                        25
      ACE INA bank borrowings                                        158                         -
                                                               -------------             --------------
                                                          $          451              $        365
                                                               =============             ==============

 Long-term debt
      ACE Financial Services Debentures due 2002          $           75              $         75
      ACE INA Notes due 2004                                         400                       400
      ACE INA Notes due 2006                                         299                       299
      ACE US Holdings Senior Notes due 2008                          250                       250
      ACE INA Subordinated Notes due 2009                            300                       300
      ACE INA Debentures due 2029                                    100                       100
                                                               -------------             --------------
                                                          $        1,424              $      1,424
                                                               =============             ==============

 Trust Preferred Securities
      ACE INA RHINO Preferred Securities due 2002         $          400              $        400
      Capital Re LLC Monthly Income
           Preferred Securities due 2044                              75                        75
      ACE INA Trust Preferred Securities due 2029                    100                       100
      ACE INA Capital Securities due 2030                            300                       300
                                                               -------------             --------------
                                                          $          875              $        875
                                                               =============             ==============


Commercial paper and money market facilities

In June 1999, the Company arranged certain commercial paper programs. The programs use revolving credit facilities as back-up facilities and provide for up to $2.8 billion in commercial paper issuance (subject to the availability of back-up facilities, which currently total $1.05 billion) for ACE and for ACE INA. Commercial paper rates averaged 4 percent during the three months ended September 30, 2001 and 6.1 percent during the nine months ended September 30, 2001.

In September 2001 ACE INA borrowed $158 million under revolving credit facilities. The average rate on this borrowing was 3.8 percent.

                        ACE LIMITED AND SUBSIDIARIES
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont'd)
                                (Unaudited)
11.      Reinsurance

The Company purchases reinsurance to manage various exposures including catastrophe risks. Although reinsurance agreements contractually obligate the Company's reinsurers to reimburse it for the agreed upon portion of its gross paid losses, they do not discharge the primary liability of the Company. The amounts for net premiums written and net premiums earned in the statements of operations are net of reinsurance. Direct, assumed and ceded amounts for these items for the three and nine months ended September 30, 2001 and 2000 are as follows:

                                              Three Months Ended                    Nine Months Ended
                                                 September 30                          September 30
                                            2001               2000              2001               2000
                                            ----               ----              ----               ----
                                                           (in thousands of U.S. dollars)
Premiums
Premiums written
   Direct                           $     1,923,847    $     1,739,116    $     5,698,290   $     4,788,872
   Assumed                                  578,524            260,700          1,768,380         1,157,971
   Ceded                                 (1,197,304)          (803,012)        (2,955,840)       (2,079,132)
                                       ----------------   ---------------    ---------------   ---------------
   Net premiums written             $     1,305,067    $     1,196,804    $     4,510,830   $     3,867,711
                                       ================   ===============    ===============   ===============

Premiums earned
   Direct                           $     1,776,333    $     1,645,052    $     5,155,324   $     4,279,020
   Assumed                                  694,181            234,095          1,609,875           982,914
   Ceded                                 (1,071,085)          (704,365)        (2,611,467)       (1,814,510)
                                       ----------------   ---------------    ---------------   ---------------
   Net premiums earned              $     1,399,429    $     1,174,782    $     4,153,732   $     3,447,424
                                       ================   ===============    ===============   ===============

The Company's provision for reinsurance recoverable at September 30, 2001 and December 31, 2000, is as follows:

                                                                         September 30          December 31
                                                                             2001                 2000
                                                                             ----                 ----
                                                                           (in thousands of U.S. dollars)

 Reinsurance recoverable on paid losses and loss expenses             $      1,036,602      $      937,496
 Reinsurance recoverable on unpaid losses and loss expenses                 10,401,072           8,767,111
 Provision for uncollectible balances on reinsurance recoverable              (735,941)           (709,667)
                                                                           -------------        --------------
 Reinsurance recoverable                                              $     10,701,733      $    8,994,940
                                                                           =============        ==============

12.      Taxation

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

                        ACE LIMITED AND SUBSIDIARIES
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont'd)
                                (Unaudited)


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

The income tax expense for the three and nine months ended September 30, 2001 and 2000 is as follows:

                                              Three Months Ended                   Nine Months Ended
                                                 September 30                         September 30
                                                2001             2000              2001             2000
                                                ----             ----              ----             ----
                                                           (in thousands of U.S. dollars)

Current tax expense                          $   9,366        $  29,254        $   38,483        $  51,289
Deferred tax expense (benefit)                 (85,711)          (4,822)          (69,604)          23,062
                                             ------------     ------------     -------------     ------------
Total income tax expense (benefit)           $ (76,345)       $  24,432        $  (31,121)       $  74,351
                                             ============     ============     =============     ============


The components of the net deferred tax asset as of September 30, 2001 and
December 31, 2000 are as follows:
                                                                September 30         December 31
                                                                    2001                2000
                                                                    ----                ----
                                                                 (in thousands of U.S. dollars)

Deferred tax assets
    Loss reserve discount                                      $   496,045           $   536,005
    Foreign tax credits                                            158,278               137,765
    Uncollectible reinsurance                                       28,297                28,297
    Net operating loss carry forward                               518,605               500,916
    Other                                                          254,991               199,689
                                                               ---------------        -------------

    Total deferred tax assets                                    1,456,216             1,402,672
                                                               ---------------        -------------

Deferred tax liabilities
    Deferred policy acquisition costs                               59,470                62,080
    Unrealized appreciation on investments                          48,881                25,861
    Other                                                           32,972                32,064
                                                               ---------------        -------------

    Total deferred tax liabilities                                 141,323               120,005
                                                               ---------------        -------------

Valuation allowance                                                136,475               138,406
                                                               ---------------        -------------

Net deferred tax asset                                        $  1,178,418           $ 1,144,261
                                                               ===============        =============


                        ACE LIMITED AND SUBSIDIARIES
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont'd)
                                (Unaudited)

13.      Subsidiary Issuer Information

The following tables present the condensed consolidating financial information for ACE Limited (the "Parent Guarantor"), ACE INA Holdings, Inc. and ACE Financial Services, Inc. (formerly Capital Re Corporation), (the "Subsidiary Issuers") as of September 30, 2001 and December 31, 2000 and for the three and nine months ended September 30, 2001 and 2000. The Subsidiary Issuers are direct or indirect wholly-owned subsidiaries of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor and the Subsidiary Issuers under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor's investment accounts and earnings. The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuers (see Note 10).

-----------------------------------------------------------------------------------------------------------------------------------
                                     Condensed Consolidating Balance Sheet as at September 30, 2001
                                                    (in thousands of U.S. dollars)

                                                                                    Other ACE
                                                    ACE INA      ACE Financial       Limited
                                   ACE Limited   Holdings, Inc.  Services, Inc.    Subsidiaries
                                   (Parent Co.    (Subsidiary     (Subsidiary          and            Consolidating    ACE Limited
                                   Guarantor)       Issuer)         Issuer)        Eliminations (1)   Adjustments (2)  Consolidated
                                   ----------       -------         -------        ------------       --------------   ------------

Assets
Total investments and cash         $   454,963  $  6,491,154     $ 1,096,505       $  6,549,766      $          -    $ 14,592,388
Insurance and reinsurance
balances receivable                          -     1,705,217          10,209            741,354                 -       2,456,780
Reinsurance recoverable                      -     8,664,937          71,248          1,965,548                 -      10,701,733
Goodwill                                     -     2,200,419          97,775            492,792                 -       2,790,986
Investments in subsidiaries          4,619,760             -         152,000           (152,000)       (4,619,760)              -
Due from subsidiaries and
affiliates, net                        294,312      (105,019)          2,257            102,762          (294,312)              -
Other assets                            27,311     3,177,120         184,658            978,299                 -       4,367,388
                                  -------------------------------------------------------------------------------------------------
      Total assets                 $ 5,396,346  $ 22,133,828     $ 1,614,652       $ 10,678,521      $ (4,914,072)   $ 34,909,275
                                  =================================================================================================

Liabilities
Unpaid losses and loss expenses    $         -  $ 13,707,042     $   241,059       $  5,935,656      $          -    $ 19,883,757
Unearned premiums                            -     2,041,495         299,956          1,436,464                 -       3,777,915
Short-term debt                              -       426,470          25,000                  -                 -         451,470
Long-term debt                               -     1,099,459          74,970            250,000                 -       1,424,429
Trust preferred securities                   -       800,000          75,000                  -                 -         875,000
Other liabilities                       67,516     2,497,180         260,669            342,509                 -       3,167,874
                                  -------------------------------------------------------------------------------------------------
  Total liabilities                     67,516    20,571,646         976,654          7,964,629                 -      29,580,445
                                  -------------------------------------------------------------------------------------------------
  Mezzanine equity                     311,050             -               -                  -                 -         311,050
                                  -------------------------------------------------------------------------------------------------
  Total shareholders' equity         5,017,780     1,562,182         637,998          2,713,892        (4,914,072)      5,017,780
                                  -------------------------------------------------------------------------------------------------
  Total liabilities, mezzanine
equity and shareholders' equity    $ 5,396,346  $ 22,133,828     $ 1,614,652       $ 10,678,521      $ (4,914,072)   $ 34,909,275
                                  =================================================================================================

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


13.      Subsidiary Issuer Information (cont'd.)

-----------------------------------------------------------------------------------------------------------------------------------
                                     Condensed Consolidating Balance Sheet as at December 31, 2000
                                                    (in thousands of U.S. dollars)

                                                                                    Other ACE
                                                    ACE INA      ACE Financial       Limited
                                   ACE Limited   Holdings, Inc.  Services, Inc.    Subsidiaries
                                   (Parent Co.    (Subsidiary     (Subsidiary          and            Consolidating    ACE Limited
                                   Guarantor)       Issuer)         Issuer)        Eliminations (1)   Adjustments (2)  Consolidated
                                   ----------       -------         -------        ------------       --------------   ------------

Assets
Total investments and cash          $   479,969    $ 6,655,182     $   919,181      $ 5,707,992       $          -    $ 13,762,324
Insurance and reinsurance
balances receivable                           -      1,616,027           9,832          469,714                  -       2,095,573
Reinsurance recoverable                       -      7,603,352          76,087        1,315,501                  -       8,994,940
Goodwill                                      -      2,240,505         100,928          505,276                  -       2,846,709
Investments in subsidiaries           4,975,663              -         152,000         (152,000)        (4,975,663)              -
Due from subsidiaries and
affiliates, net                         318,806       (111,131)          1,596          109,535           (318,806)              -
Other assets                             27,404      3,069,648         154,687          738,241                  -       3,989,980
                                    -----------------------------------------------------------------------------------------------
      Total assets                  $ 5,801,842    $21,073,583     $ 1,414,311      $ 8,694,259       $ (5,294,469)   $ 31,689,526
                                    ===============================================================================================

Liabilities
Unpaid losses and loss expenses     $         -    $13,126,965     $   246,174      $ 4,015,255       $          -    $ 17,388,394
Unearned premiums                             -      1,680,166         293,618        1,061,504                  -       3,035,288
Short-term debt                               -        339,509          25,000               -                   -         364,509
Long-term debt                                -      1,099,417          74,942          249,869                  -       1,424,228
Trust preferred securities                    -        800,000          75,000               -                   -         875,000
Other liabilities                        70,581      2,497,734          78,874          223,657                  -       2,870,846
                                    -----------------------------------------------------------------------------------------------
      Total liabilities                  70,581     19,543,791         793,608        5,550,285                  -      25,958,265
                                    -----------------------------------------------------------------------------------------------
      Mezzanine equity                  311,050              -               -               -                   -         311,050
                                    -----------------------------------------------------------------------------------------------
      Total shareholders' equity      5,420,211      1,529,792         620,703        3,143,974         (5,294,469)      5,420,211
                                    -----------------------------------------------------------------------------------------------
      Total liabilities, mezzanine
      equity and shareholders'
      equity                        $ 5,801,842    $21,073,583     $ 1,414,311      $ 8,694,259       $ (5,294,469)   $ 31,689,526
                                    ===============================================================================================

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















                       ACE LIMITED AND SUBSIDIARIES
       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont'd.)
                                (Unaudited)

13.      Subsidiary Issuer Information (cont'd.)
-----------------------------------------------------------------------------------------------------------------------------------
                                     Condensed Consolidating Statement of Operations
                                      For the three months ended September 30, 2001
                                               (in thousands of U.S. dollars)
                                                                                    Other ACE
                                                    ACE INA      ACE Financial       Limited
                                   ACE Limited   Holdings, Inc.  Services, Inc.    Subsidiaries
                                   (Parent Co.    (Subsidiary     (Subsidiary          and            Consolidating    ACE Limited
                                   Guarantor)       Issuer)         Issuer)        Eliminations (1)   Adjustments (2)  Consolidated
                                   ----------       -------         -------        ------------       --------------   ------------

Net premiums written               $         -    $  662,841      $   (1,229)      $   643,455         $        -     $  1,305,067
Net premiums earned                          -       639,010          17,688           742,731                  -        1,399,429
Net investment income                   14,605        88,546          11,542            86,161             (7,945)         192,909
Equity in earnings
  of subsidiaries                     (417,958)            -               -                 -            417,958                -
Net realized gains (losses) on
  investments                          (25,065)       (9,709)         (8,879)          (15,190)                 -          (58,843)
Losses and loss expenses                     -       461,693          16,038         1,093,602                  -        1,571,333
Policy acquisition costs and
  administrative expenses               15,080       199,828           8,161           189,184               (198)         412,055
Amortization of goodwill                     -        14,490           1,051             4,371                  -           19,912
Interest expense                        (3,034)       43,808           3,840             5,564             (1,048)          49,130
Income tax expense (benefit)             2,126         3,295         (12,100)          (69,666)                 -          (76,345)
                                  -------------------------------------------------------------------------------------------------
Net income (loss)                  $  (442,590)   $   (5,267)     $    3,361       $  (409,353)        $  411,259     $   (442,590)
                                  =================================================================================================
-----------------------------------------------------------------------------------------------------------------------------------



-----------------------------------------------------------------------------------------------------------------------------------
                                     Condensed Consolidating Statement of Operations
                                      For the three months ended September 30, 2000
                                               (in thousands of U.S. dollars)
                                                                                    Other ACE
                                                    ACE INA      ACE Financial       Limited
                                   ACE Limited   Holdings, Inc.  Services, Inc.    Subsidiaries
                                   (Parent Co.    (Subsidiary     (Subsidiary          and            Consolidating    ACE Limited
                                   Guarantor)       Issuer)         Issuer)        Eliminations (1)   Adjustments (2)  Consolidated
                                   ----------       -------         -------        ------------       --------------   ------------

Net premiums written                 $       -     $ 560,417       $  24,578         $ 611,809          $       -       $1,196,804
Net premiums earned                          -       560,547          17,148           597,087                  -        1,174,782
Net investment income                    8,665       100,310          12,053            83,031             (6,475)         197,584
Equity in earnings
  of subsidiaries                      146,292             -               -                 -           (146,292)               -
Net realized gains (losses) on
  investments                              210        (9,526)          2,456            (5,937)                 -          (12,797)
Losses and loss expenses                     -       408,350           1,251           363,286                  -          772,887
Policy acquisition costs and
  administrative expenses               14,805       156,868           9,260           165,435               (198)         346,170
Amortization of goodwill                     -        14,490           1,051             4,378                  -           19,919
Interest expense                        (2,329)       48,987           3,378             6,366               (994)          55,408
Income tax expense                       1,938        10,801           4,537             7,156                  -           24,432
                                  ------------------------------------------------------------------------------------------------
Net income                           $ 140,753     $  11,835       $  12,180         $ 127,560          $(151,575)      $  140,753
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


                       ACE LIMITED AND SUBSIDIARIES
       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont'd.)
                                (Unaudited)

13.      Subsidiary Issuer Information (cont'd.)
-----------------------------------------------------------------------------------------------------------------------------------
                                     Condensed Consolidating Statement of Operations
                                       For the nine months ended September 30, 2001
                                               (in thousands of U.S. dollars)
                                                                                    Other ACE
                                                    ACE INA      ACE Financial       Limited
                                   ACE Limited   Holdings, Inc.  Services, Inc.    Subsidiaries
                                   (Parent Co.    (Subsidiary     (Subsidiary          and            Consolidating    ACE Limited
                                   Guarantor)       Issuer)         Issuer)        Eliminations (1)   Adjustments (2)  Consolidated
                                   ----------       -------         -------        ------------       --------------   ------------

Net premiums written               $       -     $  1,872,616     $   42,209      $ 2,596,005       $         -     $  4,510,830
Net premiums earned                        -        1,763,422         56,049        2,334,261                 -        4,153,732
Net investment income                 42,015          275,700         35,205          262,144           (21,458)         593,606
Equity in earnings
  of subsidiaries                   (166,398)               -              -                -           166,398                -
Net realized gains (losses) on
  investments                        (25,065)         (39,662)        14,779          (12,706)                -          (62,654)
Losses and loss expenses                   -        1,252,928         21,814        2,231,530                 -        3,506,272
Policy acquisition costs and
  administrative expenses             45,342          550,395         27,437          544,205              (595)       1,166,784
Amortization of goodwill                   -           43,470          3,153           13,041                 -           59,664
Interest expense                      (8,282)         137,240         10,486           16,769            (3,119)         153,094
Income tax expense (benefit)           6,171           17,620          2,652          (57,564)                -          (31,121)
                                  -------------------------------------------------------------------------------------------------
Income before cumulative effect
  of adopting a new accounting
  standard                          (192,679)          (2,193)        40,491         (164,282)          148,654         (170,009)
Cumulative effect of adopting
  a new accounting standard
  (net of income tax)                      -              (50)       (22,800)             180                 -          (22,670)
                                  -------------------------------------------------------------------------------------------------
Net income (loss)                  $(192,679)    $     (2,243)    $   17,691      $  (164,102)      $   148,654     $   (192,679)
                                  =================================================================================================

-----------------------------------------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------------------------------
                                            Condensed Consolidating Statement of Operations
                                              For the nine months ended September 30, 2000
                                                     (in thousands of U.S. dollars)
                                                                                    Other ACE
                                                    ACE INA      ACE Financial       Limited
                                   ACE Limited   Holdings, Inc.  Services, Inc.    Subsidiaries
                                   (Parent Co.    (Subsidiary     (Subsidiary          and            Consolidating    ACE Limited
                                   Guarantor)       Issuer)         Issuer)        Eliminations (1)   Adjustments (2)  Consolidated
                                   ----------       -------         -------        ------------       --------------   ------------

Net premiums written               $       -     $  1,830,277     $   63,109      $ 1,974,325       $         -      $ 3,867,711
Net premiums earned                        -        1,815,350         52,835        1,579,239                 -        3,447,424
Net investment income                 29,354          285,232         35,537          233,354           (21,929)         561,548
Equity in earnings
  of subsidiaries                    417,117                -              -                -          (417,117)               -
Net realized gains (losses) on
  investments                         43,589            5,680        (41,038)           5,668                 -           13,899
Losses and loss expenses                   -        1,299,260          4,439          952,782                 -        2,256,481
Policy acquisition costs
  and administrative expenses         45,283          526,447         28,867          437,410              (595)       1,037,412
Amortization of goodwill                   -           42,490          3,154           13,245                 -           58,889
Interest expense                       9,281          138,411         10,016           17,208            (8,372)         166,544
Income tax expense                     6,302           41,127         12,166           14,756                 -           74,351
                                  -------------------------------------------------------------------------------------------------
Net income (loss)                  $ 429,194     $     58,527     $  (11,308)     $   382,860       $  (430,079)     $   429,194
                                  =================================================================================================

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



                       ACE LIMITED AND SUBSIDIARIES
       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont'd.)
                                (Unaudited)

13.      Subsidiary Issuer Information (cont'd.)
-----------------------------------------------------------------------------------------------------------------------------------
                                     Condensed Consolidating Statement of Cash Flows
                                       For the nine months ended September 30, 2001
                                               (in thousands of U.S. dollars)

                                                                                    Other ACE
                                                      ACE INA      ACE Financial     Limited
                                     ACE Limited   Holdings, Inc.  Services, Inc.  Subsidiaries
                                     (Parent Co.    (Subsidiary     (Subsidiary        and            Consolidating    ACE Limited
                                     Guarantor)       Issuer)         Issuer)      Eliminations (1)   Adjustments (2)  Consolidated
                                     ----------       -------         -------      ------------       --------------   ------------

Net cash flows from (used for)
operating activities                 $  (8,893)     $  (270,099)    $   51,909     $  1,188,405      $      -        $     961,322
Cash flow from investing activities
  Purchases of fixed maturities       (119,715)      (1,245,557)      (819,018)      (8,730,042)            -          (10,914,332)
  Purchases of equity securities             -          (94,569)             -          (63,534)            -             (158,103)
  Sales of fixed maturities             96,274        1,598,007        664,717        8,012,636             -           10,371,634
  Sales of equity securities                 -          101,501              -           52,370             -              153,871
  Maturities of fixed maturities             -                -          6,500           32,690             -               39,190
  Net realized gains (losses) on
    financial future contracts               -                -              -          (44,060)            -              (44,060)
  Other investments                          -           (3,876)        68,178         (148,123)            -              (83,821)
                                    -----------------------------------------------------------------------------------------------
  Net cash from (used for)
    investing activities             $ (23,441)     $   355,506     $  (79,623)    $   (888,063)     $      -        $    (635,621)

                                    -----------------------------------------------------------------------------------------------
Cash flow from financing activities
  Dividends paid on Ordinary Shares    (94,279)               -              -                -             -              (94,279)
  Dividends paid on FELINE PRIDES      (19,251)               -              -                -             -              (19,251)
  Repayment of bank, net                     -           86,961              -                -             -               86,961
  Advances to affiliates                 8,697          (41,861)        41,346           (8,182)            -                    -
  Proceeds from exercise of
    options for Ordinary Shares         19,770                -              -                -             -               19,770
  Proceeds from shares issued
    under ESPP                           7,063                -              -                -             -                7,063
  Repurchase of Ordinary Shares       (179,446)               -              -                -             -             (179,446)
  Dividends received from              258,691                -              -         (258,691)            -                    -
    subsidiaries
                                    -----------------------------------------------------------------------------------------------
  Net cash from (used for)
    financing activities             $   1,245      $    45,100     $   41,346     $   (266,873)     $      -        $    (179,182)
                                    -----------------------------------------------------------------------------------------------
  Net increase (decrease) in cash      (31,089)         130,507         13,632           33,469             -              146,519
  Cash - beginning of period            46,516          253,447         26,576          281,530             -              608,069
                                    -----------------------------------------------------------------------------------------------
  Cash - end of period               $  15,427      $   383,954     $   40,208     $    314,999      $      -        $     754,588
                                    ===============================================================================================

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






                       ACE LIMITED AND SUBSIDIARIES
       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont'd.)
                                (Unaudited)

13.      Subsidiary Issuer Information (cont'd.)
-----------------------------------------------------------------------------------------------------------------------------------
                                     Condensed Consolidating Statement of Cash Flows
                                       For the nine months ended September 30, 2000
                                               (in thousands of U.S. dollars)

                                                                                    Other ACE
                                                    ACE INA      ACE Financial       Limited
                                   ACE Limited   Holdings, Inc.  Services, Inc.    Subsidiaries
                                   (Parent Co.    (Subsidiary     (Subsidiary          and            Consolidating    ACE Limited
                                   Guarantor)       Issuer)         Issuer)        Eliminations (1)   Adjustments (2)  Consolidated
                                   ----------       -------         -------        ------------       --------------   ------------

Net cash flows from (used for)
operating activities                $  (24,702)   $(1,190,125)    $     53,761     $    786,548      $        -       $   (374,518)
                                   ------------------------------------------------------------------------------------------------
Cash flow from investing activities
  Purchases of fixed maturities       (540,524)    (1,989,046)        (508,808)      (5,193,502)              -         (8,231,880)
  Purchases of equity securities             -       (183,369)               -         (137,971)              -           (321,340)
  Sales of fixed maturities            375,910      2,902,872          468,011        4,404,498               -          8,151,291
  Sales of equity securities                 -        408,729                -          280,686               -            689,415
  Maturities of fixed maturities             -              -            2,000           46,890               -             48,890
  Net realized gains (losses) on
    financial futures contracts              -              -                -           (8,751)              -             (8,751)
  Sale (acquisition) of
    subsidiaries                        82,244              -           10,200          (10,200)        (82,244)                 -

  Other investments                     (6,953)        17,322           (2,920)        (178,434)              -           (170,985)

                                   ------------------------------------------------------------------------------------------------
  Net cash from (used for)
    investing activities            $  (89,323)   $ 1,156,508     $    (31,517)    $   (796,784)     $   (82,244)     $    156,640

                                   ------------------------------------------------------------------------------------------------
Cash flow from financing activities
  Dividends paid on Ordinary
    Shares                             (76,075)             -                -                -               -            (76,075)
  Dividends paid on FELINE PRIDES       (8,839)             -                -                -               -             (8,839)
  Repayment of bank debt, net         (424,886)      (267,995)               -           (4,238)              -           (697,119)
  Proceeds from issuance of trust
    preferred securities                     -        300,000                -                -               -            300,000
  Proceeds from issuance of
    FELINE PRIDES                      311,050              -                -                -               -            311,050
  Issuance costs of FELINE PRIDES       (9,884)             -                -                -               -             (9,884)
  Advances to affiliate               (167,320)             -                -          167,320               -                  -
  Proceeds from exercise of
    options for Ordinary Shares         14,904              -                -                -               -             14,904
  Proceeds from shares issued
    under ESPP                           1,234              -                -                -               -              1,234
  Capitalization of subsidiary          (5,000)             -            5,000                -               -                  -
  Net proceeds from issuance of
    Ordinary Shares                    400,346              -                -                -               -            400,346
  Dividends received from
     subsidiaries                       81,147              -                -          (81,147)              -                  -
                                   ------------------------------------------------------------------------------------------------
  Net cash from (used for)
    financing activities            $  116,677    $    32,005     $      5,000     $     81,935      $        -       $    235,617
                                   ------------------------------------------------------------------------------------------------
  Net increase (decrease) in cash        2,652         (1,612)          27,244           71,699         (82,244)            17,739

  Cash - beginning of period            15,942        282,426              231          300,633               -            599,232
                                   ------------------------------------------------------------------------------------------------
  Cash - end of period              $   18,594    $   280,814     $     27,475     $    372,332      $  (82,244)      $    616,971
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

                       ACE LIMITED AND SUBSIDIARIES
       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont'd.)
                                (Unaudited)

14.      Segment Information

The following tables summarize the operations by segment for the three and nine months ended September 30, 2001 and 2000. For segment reporting purposes, certain items have been presented in a different manner than in the consolidated financial statements. For segment reporting purposes, items considered non-recurring in nature have been aggregated and shown separately net of related taxes, and net realized gains (losses) have been presented net of related taxes.

-----------------------------------------------------------------------------------------------------------------------------------
Three months ended September 30, 2001
                                                          ACE                                     ACE
                                ACE      ACE Global     Global          ACE           ACE       Financial                 ACE
                              Bermuda      Markets    Reinsurance       USA      International  Services   Other (1)  Consolidated
                              -------      -------    -----------       ---      -------------  --------   -----      ------------
                                                                 (in thousands of U.S. dollars)

Operations Data
Gross premiums written     $   321,162   $  219,474   $   102,361   $ 1,308,049  $  514,071   $   37,254  $         -  $ 2,502,371
Net premiums written           180,289       86,098        75,821       585,967     341,953       34,939            -    1,305,067
Net premiums earned            281,334      112,412       102,469       515,233     344,091       43,890            -    1,399,429
Losses and loss expenses       478,996      256,787       160,318       426,518     230,926       17,788            -    1,571,333
Policy acquisition costs         5,026       55,470        13,354        55,146      66,296        9,374            -      204,666
Administrative expenses         11,798       18,158        11,917        66,625      68,445        8,265       22,181      207,389
                           --------------------------------------------------------------------------------------------------------
Underwriting income (loss)    (214,486)    (218,003)      (83,120)      (33,056)    (21,576)       8,463      (22,181)    (583,959)

Net investment income           35,882        8,288        15,847        84,541      20,545       25,845        1,961      192,909
Amortization of goodwill          (225)         958         3,503           135           -        1,051       14,490       19,912
Interest expense                   859          653             -         8,508           -        3,840       35,270       49,130
Income tax expense
  (benefit)                        697      (74,819)            -        14,523       3,102        5,516      (18,997)     (69,978)
                           --------------------------------------------------------------------------------------------------------
Income (loss) excluding
  net realized
  gains (losses)              (179,935)    (136,507)      (70,776)       28,319      (4,133)      23,901      (50,983)    (390,114)

Net realized gains
  (losses) (net of
  income tax)                   (2,602)       2,808        (5,003)       (3,944)      2,214      (20,884)     (25,065)     (52,476)
                             ------------------------------------------------------------------------------------------------------
    Net income  (loss)     $  (182,537)  $ (133,699)  $   (75,779)  $    24,375  $   (1,919)  $    3,017  $   (76,048) $  (442,590)
                           ========================================================================================================

Total Assets               $ 3,593,375   $2,588,941   $ 1,574,361   $18,017,153  $3,978,797   $2,484,086  $ 2,672,562  $34,909,275
                           ========================================================================================================

-----------------------------------------------------------------------------------------------------------------------------------


   (1)   Includes ACE Limited, ACE INA Holdings and intercompany eliminations.










                       ACE LIMITED AND SUBSIDIARIES
       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont'd.)
                                (Unaudited)

14.      Segment Information (cont'd.)
-----------------------------------------------------------------------------------------------------------------------------------
Three months ended September 30, 2000
                                                         ACE                                      ACE
                                ACE     ACE Global     Global          ACE           ACE        Financial                 ACE
                              Bermuda     Markets    Reinsurance       USA      International   Services   Other (1)  Consolidated
                              -------     -------    -----------       ---      -------------   --------   -----      ------------
                                                                (in thousands of U.S. dollars)

Operations Data
Gross premiums written     $   199,741  $   239,484  $    30,750   $   974,862  $   496,953   $    58,026  $         -  $ 1,999,816
Net premiums written           181,573      176,672       12,811       450,518      324,779        50,451            -    1,196,804
Net premiums earned            170,292      174,266       37,707       410,472      339,101        42,944            -    1,174,782
Losses and loss expenses       132,701      102,503        5,813       307,692      205,976        18,202            -      772,887
Policy acquisition costs         7,565       44,844        6,180        40,430       59,339         9,900            -      168,258
Administrative expenses          7,494       18,499        2,957        58,631       68,552         7,665       14,114      177,912
                           --------------------------------------------------------------------------------------------------------
Underwriting income (loss)      22,532        8,420       22,757         3,719        5,234         7,177      (14,114)      55,725


Net investment income           38,906        7,932       15,056        89,599       24,612        24,168       (2,689)     197,584
Amortization of goodwill          (225)         965        3,503           135            -         1,051       14,490       19,919
Interest expense                   908        1,897            -        11,404            -         3,378       37,821       55,408
Income tax expense (benefit)       655        5,623            -        26,238        4,400         6,403      (15,890)      27,429
                           --------------------------------------------------------------------------------------------------------
Income (loss) excluding net
  realized gains (losses)       60,100        7,867       34,310        55,541       25,446        20,513      (53,224)     150,553
Net realized gains (losses)
  (net of income tax)            7,135       (1,245)     (12,433)       (5,989)         492         2,030          210       (9,800)
                           --------------------------------------------------------------------------------------------------------
    Net income (loss)      $    67,235  $     6,622  $    21,877   $    49,552  $    25,938   $    22,543  $   (53,014) $   140,753
                           ========================================================================================================

Total Assets               $ 3,044,189  $ 1,842,913  $ 1,360,806   $16,454,908  $ 3,804,099   $ 2,289,005  $ 2,736,180  $31,532,100
                           ========================================================================================================

-----------------------------------------------------------------------------------------------------------------------------------

  (1)  Includes ACE Limited, ACE INA Holdings and intercompany eliminations







                       ACE LIMITED AND SUBSIDIARIES
       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont'd.)
                                (Unaudited)

14.      Segment Information (cont'd.)
-----------------------------------------------------------------------------------------------------------------------------------
Nine months ended September 30, 2001
                                                           ACE                                     ACE
                                  ACE     ACE Global      Global        ACE           ACE       Financial                 ACE
                                Bermuda    Markets     Reinsurance      USA      International   Services    Other(1)  Consolidated
                                -------    -------     -----------      ---      -------------   --------    -------   ------------
                                                                     (in thousands of U.S. dollars)

Operations Data
Gross premiums written        $  894,631  $  870,847   $   367,350   $3,293,341  $1,725,948   $  314,553   $        -  $ 7,466,670
Net premiums written             720,109     516,781       327,496    1,505,970   1,133,864      306,610            -    4,510,830
Net premiums earned              782,206     458,615       248,049    1,334,846   1,063,467      266,549            -    4,153,732
Losses and loss expenses         933,967     455,113       245,395    1,011,216     674,048      186,533            -    3,506,272
Policy acquisition costs          14,872     158,157        34,556      134,464     186,455       30,492            -      558,996
Administrative expenses           28,568      52,716        21,542      209,702     197,126       27,079       64,682      601,415
                              -----------------------------------------------------------------------------------------------------
Underwriting income (loss)      (195,201)   (207,371)      (53,444)     (20,536)      5,838       22,445      (64,682)    (512,951)


Net investment income            113,728      28,575        47,932      256,265      64,291       75,657        7,158      593,606
Amortization of goodwill            (675)      2,803        10,508          405           -        3,153       43,470       59,664
Interest expense                     888       2,078             -       25,856           -       10,486      113,786      153,094
Income tax expense (benefit)       2,046     (65,384)            -       66,856      15,733       15,199      (55,704)     (21,254)
                              -----------------------------------------------------------------------------------------------------
Income (loss) excluding net
  realized gains (losses),
  non-recurring expenses and
  cumulative effect              (83,732)   (118,293)     (16,020)      142,612      54,396       69,264     (159,076)    (110,849)
Non-recurring expenses (net
  of income tax)                       -      (4,461)           -             -           -            -            -       (4,461)
                              -----------------------------------------------------------------------------------------------------
Income (loss) excluding net
  realized gains (losses)
  and cumulative effect          (83,732)   (122,754)     (16,020)      142,612      54,396       69,264     (159,076)    (115,310)
Net realized gains (losses)
  (net of income tax)             10,773       5,838      (23,572)      (21,422)        977       (2,228)     (25,065)     (54,699)
                              -----------------------------------------------------------------------------------------------------
Income (loss) excluding
  cumulative effect of
  adopting a new accounting
  standard                       (72,959)   (116,916)     (39,592)      121,190      55,373       67,036     (184,141)    (170,009)
Cumulative effect of adopting
  a new accounting standard
  (net of income tax)                  -         510          470           (50)          -      (23,600)           -      (22,670)
                              -----------------------------------------------------------------------------------------------------
    Net income (loss)         $  (72,959) $ (116,406)  $  (39,122)  $   121,140  $   55,373   $   43,436   $ (184,141) $  (192,679)
                              -----------------------------------------------------------------------------------------------------

    Total Assets              $3,593,375  $2,588,941   $1,574,361   $18,017,153  $3,978,797   $2,484,086   $2,672,562  $34,909,275
                              =====================================================================================================

-----------------------------------------------------------------------------------------------------------------------------------

(1) Includes ACE Limited, ACE INA Holdings and intercompany eliminations







                       ACE LIMITED AND SUBSIDIARIES
       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont'd.)
                                (Unaudited)

14.      Segment Information (cont'd.)
-----------------------------------------------------------------------------------------------------------------------------------
Nine months ended September 30, 2000
                                                           ACE                                     ACE
                                  ACE     ACE Global      Global        ACE           ACE       Financial                 ACE
                                Bermuda    Markets     Reinsurance      USA      International   Services    Other(1)  Consolidated
                                -------    -------     -----------      ---      -------------   --------    -------   ------------
                                                                   (in thousands of U.S. dollars)

Operations Data
Gross premiums written         $510,788     $752,791     $178,223    $2,662,542   $1,553,853     $288,646   $        -   $5,946,843
Net premiums written            446,297      551,140      146,265     1,369,785    1,080,317      273,907            -    3,867,711
Net premiums earned             356,164      454,599       96,061     1,256,043    1,037,411      247,146            -    3,447,424
Losses and loss expenses        265,001      258,271       17,476       938,782      613,942      163,009            -    2,256,481
Policy acquisition costs         14,648      119,577       17,877       118,498      173,462       38,566            -      482,628
Administrative expenses          22,278       54,069        7,806       188,552      211,589       23,705       46,785      554,784
                            -------------------------------------------------------------------------------------------------------
Underwriting income (loss)       54,237       22,682       52,905        10,211       38,418       21,866      (46,785)     153,531


Net investment income           111,240       23,420       44,839       251,542       69,498       71,002       (9,993)     561,548
Amortization of goodwill           (658)       2,990       10,508           405            -        3,154       42,490       58,889
Interest expense                  1,598        4,080            -        28,009            -       10,016      122,841      166,544
Income tax expense (benefit)      1,920       11,068         (173)       72,992       19,235       15,664      (48,725)      71,981
                            -------------------------------------------------------------------------------------------------------
Income (loss) excluding net
realized gains (losses)         162,617       27,964       87,409       160,347       88,681       64,034     (173,384)     417,665
Net realized gains (losses)
(net of income tax)              31,432       (2,194)     (20,378)      (16,834)      19,779        1,565       (1,841)      11,529
                            -------------------------------------------------------------------------------------------------------

    Net income (loss)          $194,049      $25,770      $67,031      $143,513     $108,460      $65,599    $(175,225)    $429,194
                            -------------------------------------------------------------------------------------------------------

    Total Assets             $3,044,189   $1,842,913   $1,360,806   $16,454,908   $3,804,099   $2,289,005   $2,736,180  $31,532,100
                            =======================================================================================================

-----------------------------------------------------------------------------------------------------------------------------------

(1) Includes ACE Limited, ACE INA Holdings and intercompany eliminations










                       ACE LIMITED AND SUBSIDIARIES
       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont'd.)
                                (Unaudited)

14.      Segment Information (cont'd.)

The following tables summarize the revenues of each segment by product offering for the three and nine months ended September 30, 2001 and 2000.

------------------------------------------------------------------------------------------------------------------
Net premiums earned by type of premium

Three months ended September 30, 2001
-------------------------------------
                                            Property &           Life &            Financial             ACE
                                             Casualty            Health            Products          Consolidated
                                             --------            ------            --------          ------------
                                                                (in thousands of U.S. dollars)

     ACE Bermuda                            $    39,742        $         -         $  241,592       $    281,334
     ACE Global Markets                         107,854              4,558                  -            112,412
     ACE Global Reinsurance                      70,293             32,176                  -            102,469
     ACE USA                                    371,920                  -            143,313            515,233
     ACE International                          220,991            121,211              1,889            344,091
     ACE Financial Services                           -                  -             43,890             43,890
                                           -------------      -------------       ------------      -------------
     Net premiums earned                    $   810,800        $   157,945         $  430,684       $  1,399,429
                                           =============      =============       ============      =============


Three months ended September 30, 2000
-------------------------------------
                                            Property &           Life &            Financial             ACE
                                             Casualty            Health            Products          Consolidated
                                             --------            ------            --------          ------------
                                                                (in thousands of U.S. dollars)

     ACE Bermuda                            $   114,685        $         -         $   55,607       $    170,292
     ACE Global Markets                         168,231              6,035                  -            174,266
     ACE Global Reinsurance                      37,707                  -                  -             37,707
     ACE USA                                    395,798                  -             14,674            410,472
     ACE International                          239,846             99,255                  -            339,101
     ACE Financial Services                           -                  -             42,944             42,944
                                           -------------      -------------       ------------      -------------
     Net premiums earned                    $   956,267        $   105,290         $  113,225       $  1,174,782
                                           =============      =============       ============      =============

------------------------------------------------------------------------------------------------------------------








                       ACE LIMITED AND SUBSIDIARIES
       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont'd.)
                                (Unaudited)


14.      Segment Information (cont'd.)

------------------------------------------------------------------------------------------------------------------

Net premiums earned by type of premium

Nine months ended September 30, 2001
------------------------------------
                                            Property &           Life &            Financial             ACE
                                             Casualty            Health            Products          Consolidated
                                             --------            ------            --------          ------------
                                                                (in thousands of U.S. dollars)

     ACE Bermuda                            $   132,919       $          -        $    649,287      $    782,206
     ACE Global Markets                         445,702             12,913                   -           458,615
     ACE Global Reinsurance                     184,894             63,155                   -           248,049
     ACE USA                                  1,128,887                  -             205,959         1,334,846
     ACE International                          696,537            359,331               7,599         1,063,467
     ACE Financial Services                           -                  -             266,549           266,549
                                            ------------      -------------       -------------     -------------
     Net premiums earned                    $ 2,588,939       $    435,399        $  1,129,394      $  4,153,732
                                            ============      =============       =============     =============


Nine months ended September 30, 2000
------------------------------------
                                            Property &           Life &            Financial             ACE
                                             Casualty            Health            Products          Consolidated
                                             --------            ------            --------          ------------
                                                                (in thousands of U.S. dollars)

     ACE Bermuda                            $   225,019       $          -        $    131,145      $    356,164
     ACE Global Markets                         412,380             42,219                   -           454,599
     ACE Global Reinsurance                      96,062                  -                   -            96,062
     ACE USA                                  1,054,464                  -             201,578         1,256,042
     ACE International                          695,503            341,908                   -         1,037,411
     ACE Financial Services                           -                  -             247,146           247,146
                                           -------------      -------------        ------------     --------------
     Net premiums earned                    $ 2,483,428       $    384,127        $    579,869      $  3,447,424
                                           =============      =============        ============     ==============

------------------------------------------------------------------------------------------------------------------


                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following is a discussion of the Company's results of operations, financial condition, liquidity and capital resources as of and for the three and nine months ended September 30, 2001. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. This discussion should be read in conjunction with the consolidated financial statements, related notes thereto and the Management's Discussion and Analysis of Results of Operations and Financial Condition included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Safe Harbor Disclosure

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Any written or oral statements made by or on behalf of the Company may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors (which are described in more detail elsewhere herein and in other documents filed by the Company with the Securities and Exchange Commission) include, but are not limited to:

(i) the impact of the September 11th tragedy and its aftermath on ACE's insureds and reinsureds, on the insurance and reinsurance industry and on the economy in general and uncertainties relating to governmental responses to the tragedy,

(ii) the ability to collect reinsurance recoverables and any delays with respect thereto,

(iii) the occurrence of catastrophic events or other insured or reinsured events with a frequency or severity exceeding the Company's estimates,

(iv) the uncertainties of the loss reserving process, including the difficulties associated with assessing environmental damage and latent injuries,

(v) uncertainties relating to government and regulatory policies such as subjecting the Company to insurance regulation or taxation in additional jurisdictions or amending, revoking or enacting any laws, regulations or treaties affecting the Company's current operations and other legal, regulatory and legislative developments,

(vi) the actual amount of new and renewal business and market acceptance of the Company's products,

(vii)  risks associated with the introduction of new products and services,

(viii) the competitive environment in which the Company operates, related trends and associated pricing pressures, market perception, and developments,

(ix) the impact of mergers and acquisitions, competing demands for ACE's capital and the risk of undisclosed liabilities,

(x) developments in global financial markets, which could affect the Company's investment portfolio and financing plans,

(xi)   changing rates of inflation and other economic conditions,

(xii)  losses due to foreign currency exchange rate fluctuations,

(xiii) loss of the services of any of the Company's executive officers,

(xiv)  the ability of technology to perform as anticipated,

(xv)   the amount of dividends received from subsidiaries, and,

(xvi)  management's response to these factors.

The words "believe", "anticipate", "estimate", "project", "plan", "expect", "intend", "hope", "will likely result" or "will continue" and variations thereof and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future events or otherwise.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)

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

September 11th, 2001 Tragedy

The terrorist attacks on September 11, 2001 ("the September 11th tragedy") resulted in the largest insured loss in history and had a substantial impact on the results of the Company. Detailed below is an analysis, by operating segment, of the impact of the September 11th tragedy on the Company's statement of operations for the three months and nine months ended September 30, 2001. The analysis of the impact of the September 11th tragedy includes the effects of intercompany reinsurance transactions. As noted, the Company's net income was reduced by $559 million on an after tax basis. In estimating the impact of the tragedy on the Company, premium payments required to reinstate reinsurance policies have been accrued. Premiums from insureds required to reinstate their insurance or reinsurance coverage with the Company have not been accrued in the estimate. The premiums accrued in ACE Bermuda represent additional premiums due under the terms of certain financial solutions reinsurance programs directly impacted by the tragedy.

                                                 Impact of September 11, 2001 Tragedy
                                        Three months and nine months ended September 30, 2001
                                                     (in millions of U.S. dollars)

                                             ACE             ACE                             ACE
                              ACE           Global          Global            ACE           Inter-          ACE
                            Bermuda         Markets       Reinsurance         USA          national      Consolidated
                            -------         -------       -----------         ---          --------      ------------

Operations Data:
Gross premiums written       $  142         $  (20)         $     -         $   -           $    -         $  122
Net premiums written            139            (66)               2           (18)              (5)            52
Net premiums earned             100            (66)               3           (18)              (5)            14
Losses and loss expenses        342            140              122            28               18            650
Policy acquisition costs          -              -                1             -                -              1
                          -------------   ------------    ------------    ------------   -------------   ------------
Underwriting income            (242)          (206)            (120)          (46)             (23)          (637)
Income tax benefit                -            (62)               -           (16)               -            (78)
                          -------------   ------------    ------------    ------------   -------------   ------------
Net loss                     $ (242)        $ (144)         $  (120)        $ (30)          $  (23)        $ (559)
                          =============   ============    ============    ============   =============   ============



                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)


Prior to the September 11th tragedy, the Company was operating in an environment where insurance and reinsurance rates were increasing. For the nine months ended September 30, 2001, gross and net premiums written have increased by 26 percent and 17 percent, respectively. As a result of the tragedy, the changes in the insurance and reinsurance industry have accelerated. Prices are increasing, available capacity has reduced, and coverage along with policy terms and conditions are changing. Changes in industry conditions will be discussed where relevant in the segment discussions.

In line with the industry, ACE is benefiting from price increases in most lines of business. In certain areas, at times, the Company is reducing the gross capacity it offers to insureds as reinsurance prices increase and available capacity reduces. The Company is also assessing the amount of gross and net capacity offered in lines of business where price increases have not been commensurate with its assessment of risk. However, the Company expects it will increase its net retention in other areas. In addition, the Company is assessing its exposure to terrorism related risks and, where considered necessary, has and will continue to take steps to reduce or eliminate these risks from its insurance portfolios.

Results of Operations - Three Months Ended September 30, 2001 and 2000

 Net income (loss)                                                    Three Months Ended
                                                                         September 30
                                                                    2001                 2000
                                                                    ----                 ----
                                                                  (in millions of U.S. dollars)

 Income (loss) excluding net realized losses on investments          $  (390)        $   151
 Net realized losses on investments (net of income tax)                  (52)            (10)
                                                                     ---------       ---------
 Net income (loss)                                                   $  (442)        $   141
                                                                     =========       =========


The Company incurred a loss excluding net realized losses on investments of $390 million for the quarter ended September 30, 2001 compared with income of $151 million for the quarter ended September 30, 2000. This decrease is primarily due to losses incurred as a result of the September 11th tragedy, which adversely impacted the Company's earnings and reduced net income by $559 million after tax. Excluding the impact of the September 11th tragedy, income excluding net realized losses on investments, would have been $169 million for the current quarter, an increase of 12 percent compared with the same quarter last year.

Net realized losses on investments (net of income tax) were $52 million for the quarter ended September 30, 2001, compared with net realized losses of $10 million for the quarter ended September 30, 2000. The net realized losses were primarily the result of losses on financial futures and option contracts, certain "other" investments as well as FAS 133 fair value adjustments on derivatives.

As discussed later in this report, the Company implemented FAS 133 on January 1, 2001, which requires that all derivatives be recognized as either assets or liabilities in the consolidated balance sheet and measured at fair value. The change in fair value for the quarter ended September 30, 2001, as a result of FAS 133, was a pre-tax loss of $29 million and is reflected in net realized gains (losses) on investments.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)



Premiums

                                     Three Months Ended             Percentage
                                        September 30                  Change
                                                                       From
                                   2001              2000           Prior Year
                                   ----              ----           ----------
                                (in millions of U.S. dollars)

 Gross premiums written:
    ACE Bermuda                  $    321         $    200             61%
    ACE Global Markets                220              239             (8)
    ACE Global Reinsurance            102               31            233
    ACE USA                         1,308              975             34
    ACE International                 514              497              3
    ACE Financial Services             37               58            (36)
                                 ----------       ----------       --------
        Consolidated             $  2,502         $  2,000             25%
                                 ==========       ==========       ========

 Net premiums written:
    ACE Bermuda                  $    180         $    182             (1)%
    ACE Global Markets                 86              177            (51)
    ACE Global Reinsurance             76               13            492
    ACE USA                           586              450             30
    ACE International                 342              325              5
    ACE Financial Services             35               50            (31)
                                 ----------       ----------       --------
        Consolidated             $  1,305         $  1,197              9%
                                 ==========       ==========       ========

 Net premiums earned:
    ACE Bermuda                  $    281         $    170             65%
    ACE Global Markets                112              174            (35)
    ACE Global Reinsurance            103               38            172
    ACE USA                           515              411             26
    ACE International                 344              339              1
    ACE Financial Services             44               43              2
                                 ----------       ----------        --------
        Consolidated             $  1,399         $  1,175             19%
                                 ==========       ==========        ========


For the quarter ended September 30, 2001, gross premiums written increased by $502 million to $2.5 billion compared with $2 billion for the quarter ended September 30, 2000. Included in the increase are $122 million of gross premiums written in connection with the September 11th tragedy. ACE Bermuda recorded $142 million of gross premiums written on certain of its financial solutions reinsurance contracts related to the September 11th tragedy which was offset by return premiums of $20 million recorded by ACE Global Markets. Excluding the impact of the September 11th tragedy, gross premiums written increased by $381 million or 19 percent compared with the same quarter last year. New business opportunities in ACE Global Reinsurance, ACE International and ACE Financial Services, continued market improvements in the U.S. and the continued global recovery of insurance pricing resulted in the growth in gross premiums written again this quarter. Net premiums written as well as net premiums earned benefited from the same factors that led to the increase in gross premiums written. Net premiums written increased by $108 million and net premiums earned increased by $224 million compared with the same quarter last year. Excluding the impact of the September 11th tragedy, net premiums written would have increased by $56 million or 5 percent and net premiums earned would have increased by $210 million or 18 percent, compared with the quarter ended September 30, 2000.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)

ACE Bermuda: Gross premiums written for the quarter ended September 30, 2001, increased by $121 million to $321 million compared with the same quarter last year. This increase is primarily due to the September 11th tragedy, which resulted in additional premiums of $142 million as previously explained. Excluding this event, the gross premiums written decreased by $21 million to $179 million compared to the quarter ended September 30, 2000. The financial solutions division, political risk and excess liability showed growth during the quarter which was offset by declines in business written by the aviation and satellite business. As disclosed in prior filings, the ACE Bermuda aviation business was moved to ACE Global Markets and a large part of the satellite business written by ACE Bermuda was moved to ACE USA. Excess liability and excess property had solid premium growth rates, even before the September 11th tragedy. Since that time the increase in rates has accelerated with increases in the region of 20 to 50 percent.

Net premiums written for the quarter ended September 30, 2001 decreased compared with the same quarter last year. Excluding the September 11th tragedy, net premiums written would have decreased by $141 million or 77 percent, due to reinsurance ceded on the financial solutions program, the decline in aviation and satellite business and to a one-time professional lines contract written in 2000. The increase in net premiums earned of $111 million is primarily attributable to the immediate earning of the additional premiums written with respect to the September 11th tragedy.

ACE Global Markets: Gross premiums written for the quarter ended September 30, 2001 decreased by $19 million to $220 million compared with the same quarter last year. Excluding the September 11th tragedy, gross premiums written would have been $240 million for the current quarter compared with $239 million for the same quarter last year. ACE Global Markets accelerated its reporting to a current basis from a quarter in arrears in the March 2000 quarter. On a comparable basis, excluding the impact of the September 11th tragedy, gross premiums written increased by 10 percent. The underlying increase is primarily the result of a continued hardening in the London market and to a lesser extent an increase in the Company's participation in the Lloyd's syndicate it manages. As a result of the September 11th losses, the focus at ACE Global Markets will be on aviation, marine, property, energy and financial institutions business. The Company believes that adequate reinsurance protection has been secured by ACE going forward to complement this strategy.

An immediate impact of the terrorist attacks was an increase in reinsurance costs for ACE Global Markets due to the resulting reinstatement premiums, which has reduced net premiums written and earned. Net premiums written and earned for the quarter decreased by $91 million and $62 million, respectively, compared with the same quarter last year, with $66 million being attributable to the reinstatement premiums. The remainder of the decrease in net premiums written is the result of a combination of relatively static premium levels combined with a trend of increased reinsurance costs.

ACE Global Reinsurance: Gross premiums written for the quarter ended September 30, 2001, increased by $71 million to $102 million compared with the same quarter last year. As with the previous quarter, this significant increase is a reflection of the improved pricing in the international property catastrophe reinsurance marketplace, together with the continuing development of the life and U.S. property and casualty reinsurance businesses. The new life reinsurance business contributed $32 million and the new U.S. property and casualty reinsurance business contributed $17 million to gross premiums written this quarter. The improved property catastrophe reinsurance market conditions resulted in an increase of $22 million compared to the third quarter of 2000. The U.S. property and casualty reinsurance unit has seen price increases of 25 to 50 percent following the September 11th tragedy.

Net premiums written for the quarter ended September 30, 2001, increased by $63 million to $76 million compared with the same quarter last year. This increase is primarily due to the new life reinsurance business and the higher property and casualty production levels experienced. Net premiums earned for the quarter ended September 30, 2001, increased by $65 million to $103 million compared with the same quarter last year. This increase is primarily due to higher production resulting from improved property and casualty market conditions experienced since the latter half of fiscal 2000 and growth in the new lines of business.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)

ACE USA: Gross premiums written for the quarter ended September 30, 2001, increased by $333 million to $1.3 billion compared with the same quarter last year. Most of the operating divisions achieved premium growth in the quarter, with the majority of the increase due to special risk facilities ("SRF"), Westchester Specialty, financial solutions and the property division. Market conditions continue to be very favorable in the U.S. and growth and price increases were especially strong in Westchester
Specialty's property segment and in U.S. International business. Financial solutions generated a $124 million increase in gross premiums written during the quarter. ACE USA's current expansion in professional risk is continuing to show growth primarily in the directors and officers liability and errors and omissions segments.

Net premiums written for the quarter ended September 30, 2001, increased by $136 million to $586 million in comparison to the same quarter last year. This increase, with the exception of SRF, mainly follows the increases in gross premiums written. Much of SRF's current quarter growth was in its more heavily ceded business segments resulting in somewhat flat net premiums written over the prior year quarter. Financial solutions accounted for $113 million of the increase from the prior year. Excluding financial solutions, ACE USA's net premiums written increased by 5 percent over the same period last year and including financial solutions, net premiums written increased by 30 percent. Net premiums written and earned during the current quarter were reduced by $18 million due to reinstatement premiums associated with the September 11th tragedy.

Net premiums earned for the quarter ended September 30, 2001, increased by $104 million to $515 million compared with the same quarter last year. Financial solutions accounted for much of the increase. Westchester Specialty, with new business and substantial price increases added $23 million in earned premium over the prior year. These increases helped offset the impact from declines in the premium from several lines of business that are in run-off and had contributed to earned premiums in the prior year quarter. The run-off lines of business include forced placement mortgage and other unprofitable lines of business discontinued subsequent to the acquisition.

ACE International: Gross premiums written for the quarter ended September 30, 2001, increased by $17 million to $514 million compared with the same quarter last year. This increase is primarily due to an increase in the accident and health business, new business opportunities and price increases in Europe. The accident and health business contributed 25 percent of gross premiums written by ACE International during the current quarter. The continuing devaluation of the major currencies partially offset the increase described above.

Net premiums written for the quarter ended September 30, 2001, increased by $17 million to $342 million compared with the same quarter last year. The accident and health business contributed $7 million of this increase. Net premiums earned for the quarter ended September 30, 2001, increased by $5 million to $344 million compared with the same quarter last year. The increases are due to the same influences described above for gross premiums written.

ACE Financial Services: Gross premiums written for the quarter ending September 30, 2001, decreased by $21 million to $37 million, compared with the same quarter last year. The decrease is attributable to a multi-year reinsurance program put in place during the quarter at ACE Guaranty Re. This decrease was partially offset by growth from new business in the life, accident and health line of business, which completed two transactions in the third quarter, as well as an increase in swap and structured finance business.

Net premiums written for the quarter ending September 30, 2001, decreased by $15 million to $35 million, compared with the same quarter last year. The decrease is attributable to a multi-year reinsurance program put in place during the quarter at ACE Guaranty Re. Net premiums earned for the quarter ending September 30, 2001, increased by $1 million to $44 million, compared with the same quarter last year. The growth is primarily due to an increase in premiums earned in the structured finance, non-municipal, credit and swap lines of business, which was offset by an increase in ceded earned premium from the ACE Bermuda retrocession.

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

                                                      Three Months Ended
                                                         September 30
                                                     2001           2000
                                                     ----           ----

Loss and loss expense ratio
   ACE Bermuda                                       170.2%          77.9%
   ACE Global Markets                                228.4           58.8
   ACE Global Reinsurance                            185.8           15.4
   ACE USA                                            82.8           75.0
   ACE International                                  67.1           60.7
   ACE Financial Services                             40.5           42.4
       Consolidated                                  112.7%          65.8%

Underwriting and administrative expense ratio
   ACE Bermuda                                         6.0%           8.9%
   ACE Global Markets                                 65.5           36.3
   ACE Global Reinsurance                             33.1           24.3
   ACE USA                                            23.6           24.1
   ACE International                                  39.2           37.8
   ACE Financial Services                             40.2           40.9
       Consolidated                                   30.0%          29.4%

Combined Ratio
   ACE Bermuda                                       176.2%          86.8%
   ACE Global Markets                                293.9           95.1
   ACE Global Reinsurance                            218.9           39.7
   ACE USA                                           106.4           99.1
   ACE International                                 106.3           98.5
   ACE Financial Services                             80.7           83.3
       Consolidated                                  142.7%          95.2%



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

In addition, catastrophe losses may have a significant effect on the insurance and reinsurance industry. ACE Global Reinsurance and other segments of the group have exposure to windstorm, hail, earthquake and other catastrophic events, all of which are managed using measures including underwriting controls, occurrence caps as well as modeling, monitoring and managing its accumulations of potential losses across the group. The Company uses its retrocessional programs to limit its net losses from catastrophes. However, property catastrophe loss experience is generally characterized as low frequency but high severity short-tail claims, which may result in volatility in financial results. The ratios presented above exclude the life reinsurance contracts written by the ACE Global Reinsurance segment as combined ratios are not an appropriate measure of life reinsurance business.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)


As previously discussed, the September 11th tragedy had a substantial impact on the Company's results and increased losses and loss expenses by $650 million. As a result, the loss and loss expense ratio increased to
112.7 percent from 65.8 percent for the same quarter last year. Excluding the September 11th tragedy the loss and loss expense ratio would have been
65.9 percent.

ACE Bermuda: The loss and loss expense ratio increased to 170.2 percent for the quarter ended September 30, 2001, from 77.9 percent for the same quarter last year. The increase is the result of the September 11th tragedy. Excluding the tragedy, the ratio would have been 75.7 percent. The small decline from the prior year is due to the change in business mix.

ACE Global Markets: The loss and loss expense ratio increased to 228.4 percent for the quarter ended September 30, 2001, compared with 58.8 percent for the same quarter last year. Again, the increase is the result of the September 11th tragedy as well as additional losses incurred in the RGB syndicate that is in run-off. Excluding the September 11th tragedy and the RGB losses, the loss and loss expense ratio would have been 65.2 percent for the quarter ended September 30, 2001.

ACE Global Reinsurance: The loss and loss expense ratio, which excludes life reinsurance contracts, was 185.8 percent for the quarter ended September 30, 2001, compared with 15.4 percent for the same quarter last year. Excluding the September 11th tragedy, the loss and loss expense ratio would have been 12.8 percent for the current quarter, reflecting very little loss activity. There was no significant loss activity in the same quarter last year.

ACE USA: The loss and loss expense ratio increased to 82.8 percent for the quarter ended September 30, 2001, from 75 percent for the quarter ended September 30, 2000. This increase is related to the September 11th tragedy. Excluding this event, the loss and loss expense ratio would have been 74.7 percent for the current quarter.

ACE International: The loss and loss expense ratio for the quarter ended September 30, 2001, increased to 67.1 percent from 60.7 percent for the same quarter last year. Excluding the September 11th tragedy, the loss and loss expense ratio would have been 61 percent for the current quarter.

ACE Financial Services: The loss and loss expense ratio decreased to 40.5 percent for the quarter ended September 30, 2001, from 42.4 percent for the quarter ended September 30, 2000. The decrease is primarily due to lower incurred losses in the life, accident and health, trade credit and title lines.

Underwriting and Administrative Expense

Underwriting and administrative expenses are comprised of the amortization of deferred policy acquisition costs, which include commissions, premium taxes, underwriting and other costs that vary with and are primarily related to the production of premium, and administrative expenses which include all other operating costs. The underwriting and administrative expense ratio increased slightly to 30 percent for the quarter ended September 30, 2001, from 29.4 percent for the quarter ended September 30, 2000. The ratio excludes life reinsurance contracts written by the ACE Global Reinsurance segment as combined ratios are not an appropriate measure of life reinsurance business.

ACE Bermuda: The underwriting and administrative expense ratio decreased to 6 percent for the quarter ended September 30, 2001, from 8.9 percent for the quarter ended September 30, 2000. This decrease is primarily the result of an increase in premiums earned on certain financial solutions reinsurance programs, primarily resulting from the September 11th tragedy.

ACE Global Markets: The underwriting and administrative expense ratio increased to 65.5 percent for the quarter ended September 30, 2001, from
36.3 percent for the quarter ended September 30, 2000. Excluding the September 11th tragedy the ratio would have been 41.2 percent. The increase is due to higher policy acquisition costs on business assumed.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)

ACE Global Reinsurance: The underwriting and administrative expense ratio increased to 33.1 percent for the quarter ended September 30, 2001, from
24.3 percent for the quarter ended September 30, 2000. This increase is primarily the result of increased administrative costs incurred in the current quarter partially offset by a higher earned premium base.

ACE USA: The underwriting and administrative expense ratio decreased slightly to 23.6 percent for the current quarter, from 24.1 percent for the same quarter last year. The decline is primarily the result of consistent acquisition and general and administrative expense increases in relation to the increase in earned premiums. This decrease was offset by a reduction of the earned premium base due to the September 11th tragedy. Excluding the September 11th tragedy, the underwriting and administrative expense ratio for the current quarter would have been 22.8 percent.

ACE International: The underwriting and administrative expense ratio increased to 39.2 percent for the current quarter compared with 37.8 percent for the same quarter last year. This change is primarily the result of an increase in solicitation-related expenses on the accident and health business.

ACE Financial Services: The underwriting and administrative expense ratio decreased to 40.2 percent for the quarter ended September 30, 2001, from
40.9 percent for the quarter ended September 30, 2000. The decrease is due primarily to a greater portion of the business being from the structured finance, life, accident and health and swap lines, which typically have lower ceding commissions than the other lines of business.

Net Investment Income               Three Months Ended          Percentage
                                       September 30             Change from
                                 2001               2000        Prior Year
                                 ----               ----        -----------
                              (in millions of U.S. dollars)

ACE Bermuda                     $    36        $     39             (8)%
ACE Global Markets                    8               8              -
ACE Global Reinsurance               16              15              4
ACE USA                              84              90             (6)
ACE International                    21              25            (17)
ACE Financial Services               26              24              7
Other (1)                             2              (3)             N.M.
                               ----------      ----------       ---------
Total net investment income     $   193        $    198             (2)%
                               ==========      ==========       =========

(1) Includes ACE Limited, ACE INA Holdings and intercompany eliminations. N.M. not meaningful

Net investment income decreased by $5 million to $193 million for the quarter ended September 30, 2001, from $198 million for the quarter ended September 30, 2000. The primary reason for this change was a declining interest rate environment and a higher cash position, held for liquidity purposes, which generated a lower yield than the invested assets.

ACE Bermuda: Net investment income decreased by $3 million to $36 million for the quarter ended September 30, 2001, compared with the quarter ended September 30, 2000. Although the asset base has increased compared with last year, investment income has decreased primarily due to declining interest rates.

ACE Global Markets: Net investment income was unchanged for the quarter ended September 30, 2001, compared with the quarter ended September 30, 2000. Additional income generated from increased syndicate participation was offset by declining interest rates.

ACE Global Reinsurance: Net investment income for the quarter ended September 30, 2001, increased slightly to $16 million. This is primarily the result of increases in investable assets arising from positive operating cash flows.

ACE USA: Net investment income decreased by $6 million to $84 million for the quarter ended September 30, 2001, compared with the quarter ended September 30, 2000. This decline is primarily the result of a lower invested asset base in the current year due to the run-off of its discontinued operations.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)


ACE International: Net investment income decreased by $4 million to $21 million for the quarter ended September 30, 2001, compared with the quarter ended September 30, 2000. This decrease is primarily the result of foreign currency devaluations and lower investable assets.

ACE Financial Services: Net investment income increased by $2 million to $26 million for the quarter ended September 30, 2001, compared with the quarter ended September 30, 2000. The invested portfolio increased due to positive cash flows, but this was offset partially by declining interest rates during 2001.

Net Realized Gains (Losses) on Investments              Three Months Ended
                                                           September 30
                                                   2001              2000
                                                   ----              ----
                                                  (in millions of U.S. dollars)

Fixed maturities and short-term investments       $     12            $(16)
Equity securities                                        9               7
Financial futures and option contracts                 (26)             (2)
Other investments                                      (23)             (3)
FAS 133                                                (29)              -
Currency                                                (2)              1
                                                  -----------        --------
Total net realized losses on investments          $    (59)           $(13)
                                                  ===========        ========

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

Sales proceeds for fixed maturity securities were generally higher than their amortized cost during the quarter. This resulted in net realized gains of $12 million being recognized on fixed maturities and short-term investments for the quarter ended September 30, 2001.

Sales proceeds for equity securities were generally higher than their cost during the quarter. This resulted in net realized gains of $9 million being recognized on equity investments for the quarter ended September 30, 2001, compared with net realized gains of $7 million for the quarter ended September 30, 2000.

Certain of the Company's external managers of fixed income securities use fixed income futures contracts to manage duration exposure; losses of $1 million were recognized on these for the quarter ended September 30, 2001. Net realized losses generated by the Company's equity index futures contracts amounted to $25 million for the quarter ended September 30, 2001 and are a result of the decline in equity markets during the period. Total net realized losses attributable to the financial futures and option contracts for the quarter ended September 30, 2001, amounted to $26 million, compared with net realized losses of $2 million for the quarter ended September 30, 2000.

Other investments had a loss of $23 million primarily because the Company wrote down the value of an investment by $28 million during the current quarter.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)

The Company implemented FAS 133 on January 1, 2001, which requires that all derivatives be recognized as either assets or liabilities in the consolidated balance sheet and measured at fair value. The change in fair value for the quarter ended September 30, 2001, as a result of FAS 133, was a loss of $29 million. The level of such gains and losses is dependent upon a number of factors including changes in interest rates, credit spreads and other market factors. The September 11th tragedy increased credit spreads resulting in losses for the quarter.

Other Expenses                       Three Months Ended         Percentage
                                        September 30              Change
                                   2001               2000    From Prior Year
                                   ----               ----    ---------------
                               (in millions of U.S. dollars)

Amortization of Goodwill         $   20             $   20             -
                                 =======            =======        =======

Interest expense                 $   49             $   55           (11%)
                                 =======            =======        =======

Income tax expense (benefit)     $  (76)            $   24           N.M.
                                 =======            =======        =======
N.M.- Not Meaningful


Interest expense decreased by $6 million to $49 million for the quarter ended September 30, 2001, from $55 million for the quarter ended September 30, 2000. The decrease results from lower interest rates on both the short-term instruments and on the ACE INA RHINO preferred securities.

The Company recorded an income tax benefit of $76 million for the quarter ended September 30, 2001 compared with an expense of $24 million for the quarter ended September 30, 2000. This decrease was due primarily to the tax benefit of $78 million generated as a result of the net loss incurred for the quarter.

Results of Operations - Nine Months Ended September 30, 2001 and 2000

Net income (loss)                                                                 Nine Months Ended
                                                                                    September 30
                                                                               2001               2000
                                                                               ----               ----
                                                                           (in millions of U.S. dollars)

Income (loss) excluding net realized gains (losses) on investments,
   non-recurring expenses and cumulative effect                              $   (111)         $   418
Non-recurring expenses (net of income tax)                                         (4)               -
Net realized gains (losses) on investments (net of income tax)                    (55)              11
Cumulative effect of adopting a new accounting standard (net of
   income tax)                                                                    (23)               -
                                                                             ----------        --------
Net income (loss)                                                            $   (193)         $   429
                                                                             ==========        ========

The Company incurred a loss excluding net realized gains (losses) on investments, non-recurring expenses and the cumulative effect of adopting a new accounting standard of $111 million for the nine months ended September 30, 2001, compared with income of $418 million for the nine months ended September 30, 2000. This decrease is primarily due to the September 11th tragedy, which adversely impacted the Company's earnings and reduced net income by $559 million after tax. Excluding the impact of the September 11th tragedy, income for the current nine month period excluding net realized gains (losses) on investments, non-recurring expenses and the cumulative effect of adopting a new accounting standard would have been $448 million, an increase of 7 percent compared with the same period last year. The Company incurred non-recurring expenses of $4 million (net of income tax) during the period relating to a contractual obligation due to a departing employee.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)

Net realized losses on investments (net of income tax) were $55 million for the nine months ended September 30, 2001, compared with net realized gains of $11 million for the nine months ended September 30, 2000. The net realized losses were primarily the result of losses on the financial futures and option contracts, certain "other" investments and FAS 133 fair value adjustments on derivatives. As discussed later in this report, the Company implemented FAS 133 on January 1, 2001, which requires that all derivatives be recognized as either assets or liabilities in the consolidated balance sheet and measured at fair value. The change in fair value for the nine months ended September 30, 2001, as a result of FAS 133, was a pre-tax loss of $14 million and is reflected in net realized gains (losses) on investments.

Premiums                                Nine Months Ended           Percentage
                                           September 30               Change
                                                                      From
                                        2001          2000          Prior Year
                                        ----          ----          ----------
                                        (in millions of U.S. dollars)
  Gross premiums written:
     ACE Bermuda                   $     895      $    511               75%
     ACE Global Markets                  871           753               16
     ACE Global Reinsurance              367           178              106
     ACE USA                           3,293         2,662               24
     ACE International                 1,726         1,554               11
     ACE Financial Services              315           289                9
                                   ----------     ----------          -------
                                   $   7,467      $  5,947               26%
                                   ==========     ==========          =======
  Net premiums written:
     ACE Bermuda                   $     720      $    446               61%
     ACE Global Markets                  517           551               (6)
     ACE Global Reinsurance              327           146              124
     ACE USA                           1,506         1,370               10
     ACE International                 1,134         1,080                5
     ACE Financial Services              307           274               12
                                   ----------     ----------          -------
                                   $   4,511      $  3,867               17%
                                   ==========     ==========          =======
  Net premiums earned:
     ACE Bermuda                   $     782      $    356              120%
     ACE Global Markets                  459           455                1
     ACE Global Reinsurance              248            96              158
     ACE USA                           1,335         1,256                6
     ACE International                 1,063         1,037                3
     ACE Financial Services              267           247                8
                                   ----------     ---------           -------
                                   $   4,154      $  3,447               20%
                                   ==========     =========           =======


Gross premiums written for the nine months ended September 30, 2001, increased by $1.6 billion to $7.5 billion compared with the nine months ended September 30, 2000. All of the operating segments experienced premium growth during the current period. The most significant areas of growth were in ACE Global Reinsurance, the financial solutions division at ACE Bermuda, and the specialty business units at ACE USA. Net premiums written increased by $644 million to $4.5 billion and net premiums earned increased by $707 million to $4.2 billion. As with gross premiums written, these increases were primarily due to new business opportunities, several financial solutions contracts written and fully earned in the period, and the price increases being experienced by most of the segments.

ACE Bermuda: Gross premiums written for the nine months ended September 30, 2001, increased by $384 million to $895 million compared with the nine months ended September 30, 2000. This increase is primarily due to growth in the financial solutions division of $489 million, which includes three significant loss portfolio transfer ("LPT") contracts in the period totaling $322 million. The increase was offset by the discontinuation of aviation and reduction in satellite business, which resulted in a reduction of gross premiums written of $74 million.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)


Net premiums written for the nine months ended September 30, 2001, increased by $274 million to $720 million and net premiums earned for the nine months ended September 30, 2001, increased by $426 million to $782 million compared with the nine months ended September 30, 2000. These increases are primarily due to the items noted above. Financial solutions increased by $371 million or 170 percent, of which $322 million are LPT contracts, which are fully earned when written.

ACE Global Markets: Gross premiums written for the nine months ended September 30, 2001, increased by $118 million to $871 million, compared with the nine months ended September 30, 2000. This increase is primarily due to an increase in ACE's participation in Lloyd's syndicate 2488, as previously discussed, and higher premium levels for the 2001 year of account primarily due to price increases. In addition, in the March 2000 quarter, ACE Global Markets accelerated its reporting to a current basis from a quarter in arrears. On a comparable basis, gross and net premiums written increased by 35 percent and 17 percent, respectively.

Net premiums written for the nine months ended September 30, 2001, decreased by $34 million to $517 million compared with the nine months ended September 30, 2000. This decrease is primarily due to higher reinsurance costs incepting at the start of the year.

Net premiums earned for the nine months ended September 30, 2001, increased by $4 million to $459 million compared with the nine months ended September 30, 2000. This increase is again primarily due to an increase in ACE's participation in the Lloyd's syndicate under management.

ACE Global Reinsurance: Gross premiums written for the nine months ended September 30, 2001, increased by $189 million to $367 million compared with the nine months ended September 30, 2000. This increase is primarily due to new business from the life reinsurance division and higher property and casualty production arising from improved reinsurance market conditions.

Net premiums written for the nine months ended September 30, 2001, increased by $181 million to $327 million compared with the nine months ended September 30, 2000. As with gross premiums written, this increase is primarily due to the new life reinsurance business and higher property and casualty production levels experienced during 2001. Net premiums earned for the nine months ended September 30, 2001, increased by $152 million to $248 million compared with the nine months ended September 30, 2000. This increase is primarily due to the improved property and casualty reinsurance market conditions experienced since the third quarter of fiscal 2000 and growth in the new lines of business.

ACE USA: Gross premiums written for the nine months ended September 30, 2001, increased by $631 million to $3.3 billion compared with the nine months ended September 30, 2000. Most of the active divisions achieved year-over-year premium growth with SRF, Westchester Specialty, property, professional risk and USI casualty generating much of the USA growth.

Net premiums written for the nine months ended September 30, 2001, increased by $136 million to $1.5 billion compared with the nine months ended September 30, 2000. With the exception of SRF the increases are consistent with the increases in gross premiums. SRF's net premiums written was slightly lower than the prior year reflecting a current year shift of business mix into lower retention accounts.

Net premiums earned for the nine months ended September 30, 2001, increased by $79 million to $1.3 billion compared with the nine months ended September 30, 2000. The growth was attributable to Westchester Specialty with $64 million of the $79 million growth in the year-over-year period. Reinsurance reinstatement premium expense related to the September 11th tragedy reduced ACE USA net premiums written and earned by $18 million.

ACE International: Gross premiums written for the nine months ended September 30, 2001, increased by $172 million to $1.7 billion compared with the nine months ended September 30, 2000. This increase is primarily due to new inward programs in Europe and Latin America, rate increases in Asia Pacific and Europe and new business opportunities in Europe and Canada.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)


Net premiums written for the nine months ended September 30, 2001, increased by $54 million to $1.1 billion compared with the nine months ended September 30, 2000. Net premiums earned for the nine months ended September 30, 2001, increased by $26 million to $1 billion compared with the nine months ended September 30, 2000. These increases are primarily due to rate increases in Asia Pacific and Europe and new business opportunities in Europe and Canada.

ACE Financial Services: Gross premiums written for the nine months ended September 30, 2001, increased by $26 million to $315 million compared with the nine months ended September 30, 2000. This increase can be attributed to a large auto residual value reinsurance contract written in 2001 as well as growth in the swap and structured finance lines of business, offset by a decrease in life, accident and health line of business.

Net premiums written for the nine months ended September 30, 2001, increased by $33 million to $307 million compared with the nine months ended September 30, 2000. The increase is due to the growth in the lines of business discussed above.

Net premiums earned for the nine months ended September 30, 2001, increased by $20 million to $267 million compared with the nine months ended September 30, 2000. This increase is primarily due to the auto residual value reinsurance contract, offset by a decrease in the life, accident and health line of business.

Underwriting Results

                                                     Nine Months Ended
                                                        September 30
                                                   2001                2000
                                                   ----                ----
Loss and loss expense ratio
   ACE Bermuda                                    119.4%              74.4%
   ACE Global Markets                              99.2               56.8
   ACE Global Reinsurance                         101.1               18.2
   ACE USA                                         75.7               74.8
   ACE International                               63.4               59.2
   ACE Financial Services                          70.0               66.0
       Consolidated                                84.3%              65.5%

Underwriting and administrative expense ratio
   ACE Bermuda                                      5.6%              10.4%
   ACE Global Markets                              46.0               38.2
   ACE Global Reinsurance                          28.0               26.8
   ACE USA                                         25.8               24.4
   ACE International                               36.0               37.1
   ACE Financial Services                          21.6               25.2
       Consolidated                                28.2%              30.1%

Combined Ratio
   ACE Bermuda                                    125.0%              84.8%
   ACE Global Markets                             145.2               95.0
   ACE Global Reinsurance                         129.1               45.0
   ACE USA                                        101.5               99.2
   ACE International                               99.4               96.3
   ACE Financial Services                          91.6               91.2
       Consolidated                               112.5%              95.6%


The Company's loss and loss expense ratio increased to 84.3 percent for the nine months ended September 30, 2001, from 65.5 percent for the same period last year. The September 11th tragedy increased net loss and loss expenses by $650 million. Excluding the September 11th tragedy, the Company's loss and loss expense ratio would have been 69 percent. The financial solutions contracts written and earned in the quarter also influenced the loss and loss expense ratio, as these contracts are generally recorded at loss ratios close to 100 percent.

ACE Bermuda: The loss and loss expense ratio increased to 119.4 percent for the nine months ended September 30, 2001, from 74.4 percent for the nine months ended September 30, 2000. This increase is primarily the result of the September 11th tragedy and several financial solutions policies with loss ratios close to 100 percent.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)

ACE Global Markets: The loss and loss expense ratio increased to 99.2 percent for the nine months ended September 30, 2001, from 56.8 percent for the nine months ended September 30, 2000. Excluding the September 11th tragedy the ratio would have been 60 percent. The remaining increase is primarily the result of the additional losses incurred in the RGB syndicate which is in run-off and a change in the mix of business across the years of account.

ACE Global Reinsurance: The loss and loss expense ratio increased to 101.1 percent for the nine months ended September 30, 2001, from 18.2 percent for the nine months ended September 30, 2000. The 2001 loss ratio excludes the life policyholder benefits of $58.5 million, as combined ratios are not an appropriate measure of life reinsurance business. The increase is primarily the result of the September 11th tragedy and catastrophe losses in the second quarter. Excluding the impact of the tragedy and life reinsurance contracts, the loss and loss expense ratio would have been 35.6 percent.

ACE USA: The loss and loss expense ratio increased to 75.7 percent for the nine months ended September 30, 2001, from 74.8 percent for the nine months ended September 30, 2000. This increase is primarily related to the September 11th tragedy. Excluding the tragedy, the loss and loss expense ratio would have been 72.7 percent. This decrease is primarily due to the lower proportion of financial solutions business written in the current period compared with the prior year. Excluding financial solutions in both the current period and the same period last year, the loss and loss expense ratio would have been 70.9 percent and 69.9 percent, respectively.

ACE International: The loss and loss expense ratio increased to 63.4 percent for the nine months ended September 30, 2001, from 59.2 percent for the nine months ended September 30, 2000. This increase is primarily the result of the September 11th tragedy and additional losses incurred in the UK property and casualty book as noted last quarter.

ACE Financial Services: The loss and loss expense ratio increased to 70 percent for the nine months ended September 30, 2001 from 66 percent for the nine months ended September 30, 2000. The increase in the loss and loss expense ratio can be attributed to a change in the mix of business earned in 2001 compared with 2000.

Underwriting and Administrative Expenses

Total underwriting and administrative expenses increased from $1 billion for the nine months ended September 2000 to $1.2 billion for the nine months ended September 2001 primarily due to higher acquisition costs and increased operating expenses. Despite the increase in acquisition costs and higher administrative expenses, the underwriting and administrative expense ratio decreased from 30.1 percent to 28.2 percent primarily due to higher earned premiums in all segments.

ACE Bermuda: The underwriting and administrative expense ratio decreased to
5.6 percent for the nine months ended September 30, 2001, from 10.4 percent for the nine months ended September 30, 2000. This decrease is primarily the result of increased net premiums earned on certain financial solutions reinsurance contracts including those resulting from the September 11th tragedy. Since most financial solutions contracts do not incur acquisition costs, the acquisition cost ratio will fluctuate depending on the level of financial solutions business earned in the quarter. In addition, as the administrative cost base is generally fixed, the administrative expense ratio will decline as net premiums earned increase.

ACE Global Markets: The underwriting and administrative expense ratio increased to 46 percent for the nine months ended September 30, 2001, from
38.2 percent for the nine months ended September 30, 2000. This increase is primarily due to a higher acquisition cost ratio, as a result of the increased earned reinsurance costs from reinstatement premiums from the September 11th tragedy lowering net premiums earned. In addition, the administrative expense base increased for the current year due to a non-recurring contractual obligation to a departing employee.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)


ACE Global Reinsurance: The underwriting and administrative expense ratio increased to 28 percent for the nine months ended September 30, 2001, from
26.8 percent for the nine months ended September 30, 2000. This increase is primarily the result of increased administrative expense during the quarter ended September 30, 2001 offset by higher earned premiums.

ACE USA: The underwriting and administrative expense ratio increased to 25.8 percent for the nine months ended September 30, 2001, from 24.4 percent for the nine months ended September 30, 2000. This increase is primarily the result of higher administrative expenses and acquisition costs in 2001.

ACE International: The underwriting and administrative expense ratio decreased from 37.1 percent to 36 percent for the nine months ended September 30, 2001. This decrease is primarily the result of higher net premiums earned in 2001 primarily due to the creation of its consumer solutions division.

ACE Financial Services: The underwriting and administrative expense ratio decreased to 21.6 percent for the nine months ended September 30, 2001, from 25.2 percent for the nine months ended September 30, 2000. The decrease is due primarily to a greater portion of business being from the structured finance, life, accident and health and swap lines, which typically have a much lower or no associated acquisition costs.

Net Investment Income                                           Percentage
                                     Nine Months Ended            Change
                                       September 30             From Prior
                                    2001           2000            Year
                                    ----           ----         ----------
                               (in millions of U.S. dollars)

ACE Bermuda                     $    114       $    111               2%
ACE Global Markets                    29             23              22
ACE Global Reinsurance                48             45               6
ACE USA                              256            252               2
ACE International                     64             69              (7)
ACE Financial Services                76             71               7
Other (1)                              7             (9)            N.M.
                                ---------      ----------       ---------
Total investment income         $    594       $    562               6%
                                =========      ==========       =========

   (1) Includes ACE Limited, ACE INA Holdings and intercompany eliminations N.M.- Not Meaningful


Net investment income increased by $32 million for the nine months ended September 30, 2001, compared with the nine months ended September 30, 2000. The reasons for the increase were an increase in the asset base resulting from the proceeds from a public share offering in September 2000, positive operating cash flows and the reclassification of CIS. The increase in invested assets was offset by declining interest rates during 2001.

ACE Bermuda: Net investment income increased by $3 million to $114 million for the nine months ended September 30, 2001, compared with the nine months ended September 30, 2000. This is primarily the result of a larger asset base in the current year compared to the prior year, offset by a decline in investment yields.

ACE Global Markets: Net investment income increased by $6 million to $29 million for the nine months ended September 30, 2001, compared with the nine months ended September 30, 2000. This is primarily the result of ACE's increased participation in the syndicate managed by ACE Global Markets and to a lesser extent modest increases in the level of investable assets.

ACE Global Reinsurance: Net investment income increased by $3 million to $48 million for the nine months ended September 30, 2001, compared with the nine months ended September 30, 2000. The additional assets arising from positive cash flows was offset by dividends paid to ACE Limited.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)

ACE USA: Net investment income increased by $4 million to $256 million for the nine months ended September 30, 2001, compared with the nine months ended September 30, 2000. This increase is primarily due to the presentation of the CIS activity in investment income in 2001. Prior to July 2, 2000, CIS was presented as a discontinued operation. As of July 2, 2000, the CIS operations had not been sold and its activity was reconsolidated into the Company's operations.

ACE International: Net investment income decreased by $5 million to $64 million for the nine months ended September 30, 2001, compared with the nine months ended September 30, 2000. This decrease is primarily the result of foreign currency devaluation and lower yields.

ACE Financial Services: Net investment income increased by $5 million to $76 million for the nine months ended September 30, 2001, compared with the nine months ended September 30, 2000. An increase in invested assets was offset by declining interest rates during 2001.


Net Realized Gains (Losses) on Investments        Nine Months Ended
                                                     September 30
                                                  2001            2000
                                                  ----            ----
                                               (in millions of U.S. dollars)

Fixed maturities and short-term investments     $     1         $    (74)
Equity securities                                    33              100
Financial futures and option contracts              (44)             (10)
Other investments                                   (33)               4
FAS 133                                             (14)               -
Currency                                             (6)              (6)
                                                ---------       ----------
Net realized gains (losses) on investments      $   (63)        $     14
                                                =========       ==========


Sales proceeds for fixed maturity securities were generally higher than their amortized cost during the nine months ended September 30, 2001. This resulted in net realized gains of $1 million being recognized on fixed maturities and short-term investments compared with net realized losses of $74 million for the nine months ended September 30, 2000.

Sales proceeds for equity securities were generally higher than their cost during the nine months ended September 30, 2001, resulting in net realized gains of $33 million being recognized for the period, compared with $100 million for the nine months ended September 30, 2000.

Certain of the Company's external managers of fixed income securities use fixed income futures contracts to manage duration exposure, and losses of $4 million were recognized on these for the nine months ended September 30, 2001. Net realized losses generated by the Company's equity index futures contracts amounted to $40 million for the nine months ended September 30, 2001 and are a result of the decline in equity markets during the quarter ended September 30, 2001. Total net realized losses attributable to the financial futures and option contracts amounted to $44 million for the nine months ended September 30, 2001, compared with net realized losses of $10 million for the nine months ended September 30, 2000.

Other investments had a loss of $33 million primarily because the Company wrote down the value of an investment by $28 million during the current quarter.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)

The Company implemented FAS 133 on January 1, 2001, which requires that all derivatives be recognized as either assets or liabilities in the consolidated balance sheet and measured at fair value. The change in fair value for the nine months ended September 30, 2001, as a result of FAS 133, was a loss of $14 million. The level of such gains and losses is dependent upon a number of factors including changes in interest rates, credit spreads and other market factors. The September 11th tragedy increased credit spreads resulting in losses for the nine months ended September 30, 2001.


Other Expenses                       Nine Months Ended          Percentage
                                        September 30              Change
                                   2001               2000    From Prior Year
                                   ----               ----    ---------------
                               (in millions of U.S. dollars)

Amortization of Goodwill         $   60             $   59             1%
                                 =======            =======        =======

Interest expense                 $  153             $  167            (8%)
                                 =======            =======        =======

Income tax expense (benefit)     $  (31)            $   74            N.M.
                                 =======            =======        =======
     N.M.- not meaningful


Interest expense for the nine months ended September 30, 2001 decreased by $14 million compared with the same period last year. The decrease results from lower interest rates on both the short-term debt instruments and the ACE INA RHINO preferred securities.

The Company recorded an income tax benefit of $31 million for the nine months ended September 30, 2001, compared with an expense of $74 million for the same period last year. This decrease was due primarily to the tax benefit of $78 million realized during the current quarter on the net loss incurred from the September 11th tragedy and the tax benefit realized on the incurred losses in the RGB syndicate that is in run-off.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)


CONSOLIDATED FINANCIAL POSITION

At September 30, 2001, total assets were $34.9 billion compared with $31.7 billion at December 31, 2000, an increase of $3.2 billion. This increase is primarily due to an increase of $830 million on investments and cash and an increase of $1.7 billion on reinsurance recoverables. In addition, insurance and reinsurance balances receivable and prepaid reinsurance premiums increased by $361 million and $376 million, respectively, as a result of insurance business transacted.

At September 30, 2001, total investments and cash amounted to $14.6 billion compared with $13.8 billion at December 31, 2000. The increase of $830 million is primarily due to positive cash flows from operations resulting from strong premium volume and positive market movements. These items were partially offset by dividend payments of $114 million and share repurchases of $179 million.

The Company maintains reserves for the estimated unpaid ultimate liability for losses and loss expenses under the terms of its policies and agreements. The reserve for unpaid losses and loss expenses was $19.9 billion at September 30, 2001, compared with $17.4 billion at December 31, 2000, and includes $11.7 billion of case and loss expense reserves. Gross loss reserves increased by $2.5 billion during the period, primarily due to the $1.9 billion of gross losses incurred during the September 2001 quarter with respect to the September 11th tragedy. While the Company believes that its reserve for unpaid losses and loss expenses at September 30, 2001, is adequate, future developments may result in ultimate losses and loss expenses significantly greater or less than the reserve provided.

One of the ways the Company manages its loss exposure is through the use of reinsurance. While reinsurance arrangements are designed to limit losses from large exposures and to permit recovery of a portion of direct losses, reinsurance does not relieve the Company of its liability to its insureds. Accordingly, the Company's loss reserves represent total gross losses, and reinsurance recoverable represents anticipated recoveries of a portion of those losses as well as amounts recoverable from reinsurers with respect to claims which have already been paid by the Company. Due to the magnitude of the losses and the related recoveries arising from the September 11th tragedy, the Company conducted a review of its insurance and reinsurance portfolios on a policy by policy basis. Gross insured claims incurred by ACE with respect to the September 11th tragedy are covered by significant amounts of reinsurance from high quality reinsurers. Reinsurance recoverables increased by $1.7 billion during the period, primarily due to the $1.3 billion of reinsurance recoverables accrued during the quarter ended September 30, 2001 with respect to the September 11th tragedy. Approximately 98 percent of all reinsurance purchased by ACE is with reinsurers rated A- or better, including 38 percent with reinsurers rated AAA- and 33 percent with reinsurers rated AA-, as rated by Standard & Poor's. The allowance for unrecoverable reinsurance is required principally due to the failure of reinsurers to indemnify the Company, primarily because of disputes under reinsurance contracts and insolvencies. Reinsurance disputes continue to be significant, particularly on larger and more complex claims, such as those related to asbestos and environmental pollution (discussed in more detail below) and London reinsurance market exposures. Allowances have been established for amounts estimated to be uncollectible. The Company's reinsurance recoverable was approximately $10.7 billion at September 30, 2001, and $9.0 billion at December 31, 2000, net of allowances for unrecoverable reinsurance of $736 million and $710 million, respectively.

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

The Company's short-term debt at September 30, 2001 was $451 million, an increase of $87 million from the balance at December 31, 2000. The Company has taken advantage of relatively low interest rates to use short-term debt instruments to settle certain claims and other liabilities rather than liquidating investments. The Company's long-term debt, including trust preferred securities remained unchanged from December 31, 2000.

Fully diluted book value per share was $22.10 at September 30, 2001, compared with $23.25 at December 31, 2000, reflecting a decrease in shareholders' equity during the period.

LIQUIDITY AND CAPITAL RESOURCES

As a holding company, ACE's assets consist primarily of the stock of its subsidiaries as well as other investments. In addition to investment income, its cash flows currently depend primarily on dividends or other statutorily permissible payments from its Bermuda-based operating subsidiaries (the "Bermuda subsidiaries"). There are currently no legal restrictions on the payment of dividends from retained earnings by the Bermuda subsidiaries, as the minimum statutory capital and surplus requirements are satisfied by the share capital and additional paid-in capital of each of the Bermuda subsidiaries. However, the payment of dividends or other statutorily permissible distributions by the Bermuda subsidiaries is subject to the need to maintain shareholders' equity at a level adequate to support the level of insurance and reinsurance operations. During the nine months ended September 30, 2001, dividends of $105 million and $154 million were declared by ACE Tempest Life Re and ACE Bermuda, respectively.

The payment of any dividends from ACE Global Markets or its subsidiaries would be subject to applicable United Kingdom insurance law including those promulgated by the Society of Lloyd's. No dividends were received from ACE Global Markets during the nine months ended September 30, 2001, and the Company does not anticipate receiving dividends from ACE Global Markets during the remainder of 2001.

ACE INA has issued debt to provide partial financing for the ACE INA Acquisition and for other operating needs. Cash flow requirements to service this debt are expected to be met primarily by upstreaming dividend payments from ACE INA's insurance subsidiaries. ACE INA Holdings received dividends of $16 million from its subsidiaries during the nine months ended September 30, 2001. Under various U.S. insurance laws to which ACE INA's U.S. insurance subsidiaries are subject, ACE INA's U.S. insurance subsidiaries may pay a dividend only from earned surplus subject to the maintenance of a minimum capital requirement, without prior regulatory approval. ACE INA's international subsidiaries are also subject to various insurance laws and regulations in the countries in which they operate. These regulations include restrictions that limit the amount of dividends that can be paid without prior approval of the insurance regulatory authorities. No dividends have been received by ACE Limited from ACE INA during the nine months ended September 30, 2001, and the Company does not anticipate receiving dividends from ACE INA during the remainder of 2001.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)


ACE Financial Services' U.S. insurance subsidiaries are also subject to various U.S. insurance laws under which subsidiaries may pay a dividend only from earned surplus subject to the maintenance of a minimum capital requirement, without prior regulatory approval. No dividends have been received from ACE Financial Services during the nine months ended September 30, 2001, and the Company does not anticipate receiving dividends from ACE Financial Services during the remainder of 2001.

The Company's consolidated sources of funds consist primarily of net premiums written, investment income, and proceeds from sales and maturities of investments. Funds are used primarily to pay claims, operating expenses and dividends and for the purchase of investments.

The Company's insurance and reinsurance operations provide liquidity in that premiums are normally received substantially in advance of the time claims are paid. The Company's consolidated net cash flow from operating activities was $961 million for the nine months ended September 30, 2001, compared with $(375) million for the nine months ended September 30, 2000. The positive operating cash flows were generated from strong premium volume during the current year. Generally cash flows are affected by claim payments which, due to the nature of the Company's operations, may comprise large loss payments on a limited number of claims and therefore can fluctuate significantly from year to year. The irregular timing of these loss payments, for which the source of cash can be from operations, available net credit facilities or routine sales of investments, can create significant variations in cash flows from operations between periods. The Company believes that it has sufficient liquidity to meet its anticipated cash flow obligations from the September 11th tragedy. Although the Company's ongoing operations continue to generate positive cash flows from operations, the Company's cash flows are currently impacted by a large book of loss reserves from businesses in run-off. The run-off operations generated negative cash flows of $516 million and $599 million for the nine months ended September 30, 2001 and 2000, respectively, primarily due to claim payments. The run-off book of business continues to require cash to meet its liabilities and cash flows are very dependent on the timing of claim settlements. Net loss and loss expense payments amounted to $2.8 billion for both the nine months ended September 30, 2001, and the nine months ended September 30, 2000.

On October 25, 2001, the Company completed a public offering of 32,890,000 Ordinary Shares (which included the over-allotment option of 4,290,000 shares) in which it raised aggregate net proceeds of approximately $1.1 billion. The Company expects to use the net proceeds of the Ordinary Share offering to expand its net underwriting capacity, either through internal growth and/or through acquisitions of lines of business or companies and for general corporate purposes.

The Board of Directors, on November 17, 2000, authorized the repurchase of any ACE issued debt or capital securities including ACE's Ordinary Shares, up to an aggregate total of $250 million. During the nine months ended September 30, 2001, the Company repurchased and cancelled 6,760,900 Ordinary Shares under the program for an aggregate cost of $179.4 million. Approximately $71 million of the Board authorization has not been utilized.

On January 12, 2001, and April 13, 2001, the Company paid dividends of 13 cents per share to shareholders of record on December 29, 2000, and March 30, 2001, respectively. On July 13, 2001 and October 12, 2001, the Company paid dividends of 15 cents per share to shareholders of record on July 29, 2001 and September 28, 2001 respectively. The declaration and payment of future dividends is at the discretion of the Board of Directors and will be dependent upon the profits and financial requirements of the Company and other factors, including legal restrictions on the payment of dividends and such other factors as the Board of Directors deems relevant.

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

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)


In June 1999, the Company arranged certain commercial paper programs. The programs use revolving credit facilities as back-up facilities and provide for up to $2.8 billion in commercial paper issuance (subject to the availability of back-up facilities, which currently total $1.05 billion) for ACE and for ACE INA. At September 30, 2001, short-term debt consisted of $268 million of commercial paper issued by ACE INA, $25 million in bank borrowings by ACE Financial Services and $158 million in bank borrowings by ACE INA. Following the September 11th tragedy, ACE INA's ability to access the commercial paper markets was disrupted, partly because certain of the Company's debt ratings were placed on "negative watch". As a result, ACE INA replaced commercial paper that matured between September 11, 2001 and September 30, 2001, with borrowings of $158 million under the $800 million 364-day revolving credit facility at a rate of 3.8 percent. Commercial paper rates during the quarter ended September 30, 2001, averaged 4.0 percent and 6.1 percent during the nine months ended September 30, 2001. With the exception of the Standard and Poors rating, the "negative watch" on the Company's debt ratings have now been lifted.

The Company continues to have access to substantial liquidity resources. In addition to its cash and investment portfolios of $14.6 billion, the Company has approximately $650 million available under its existing credit facilities. In addition, subsequent to September 30, 2001, the Company has entered into repurchase agreements to replace the $182 million of commercial paper that has matured since September 30, 2001. Under these repurchase agreements, the Company agrees to sell securities and repurchase them at a date in the future for a predetermined price, thereby creating liquidity for the Company. To date, the agreements entered into have ranged from overnight to 30 days, at rates that approximate the Federal Funds rate at the time of the transaction.

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. As required, the Company will adopt FAS 142 on January 1, 2002 and will cease amortizing goodwill at that time. All goodwill recognized in the Company's consolidated balance sheet at January 1, 2002 will be assigned to one or more reporting units. Goodwill in each reporting unit should be tested for impairment by June 30, 2002. An impairment loss recognized as a result of a transitional impairment test of goodwill should be reported as the cumulative effect of a change in accounting principle. The Company does not expect any impairment in goodwill to arise from testing during initial adoption.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)


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

To reflect the adoption of FAS 133 on January 1, 2001, the Company recorded an expense related to the cumulative effect of adopting a new accounting standard of $23 million, net of income tax of $12 million. The Company has recorded in net realized gains (losses) on investments, a pretax loss of $14 million to reflect the change in the fair value of derivatives for the nine months ended September 30, 2001. The level of such gains and losses is dependent upon a number of factors including changes in interest rates, credit spreads and other market factors. The Company's involvement with derivative instruments and transactions is primarily to offer protection to others or to mitigate its own risk and is not considered speculative in nature.

                        PART II - OTHER INFORMATION
                        ---------------------------


ITEM 5.  OTHER INFORMATION
--------------------------

1. On November 5, 2001, the company announced the appointment of Evan Greenberg, as Vice Chairman of ACE Limited and President and CEO of ACE Tempest Life Re. Evan Greenberg was most recently president and chief operating officer of AIG, a position he held from 1997 until 2000. Mr. Greenberg replaces John Engestrom, who will be retiring, as President and CEO of ACE Tempest Life Re.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

1.       Exhibits

10.1     The ACE Limited Supplemental Retirement Plan

10.2 Reimbursement Agreement dated August 24, 2001 among ACE Limited, certain subsidiaries, various lenders and First Union National Bank.

10.3 Second Amendment dated as of October 23, 2001, amending the Amended and Restated 364-day Credit Agreement dated as of May 8, 2000, as amended as of October 23, 2000 and amended and restated as of April 6, 2001 among ACE Limited, certain subsidiaries, various lenders and Morgan Guaranty Trust Company of New York.

10.4 Second Amendment dated as of October 23, 2001, amending the Amended and Restated Five Year Credit Agreement dated as of May 8, 2000, and as amended as of October 23, 2000 among ACE Limited, certain subsidiaries, various lenders and Morgan Guaranty Trust Company of New York.

10.5 Amendment dated as of October 23, 2001, relating to a letter of credit facility agreement dated as of November 19, 1999 and amended November 17, 2000 among ACE Limited, ACE Bermuda Insurance Ltd., Citibank, N.A. as arranger, Barclays Bank plc and ING Barings, as co-security arrangers and Citibank International plc, as agent and trustee and certain financial institutions.

10.6 First Amendment dated as of October 23, 2001 amending the Reimbursement Agreement dated as of August 24, 2001 among ACE Limited, certain subsidiaries, various lenders and First Union National Bank.


2.       Reports on Form 8-K

         The Company filed a Form 8-K current report (date of earliest event reported: September 12, 2001) pertaining to the estimated impact of the September 11, 2001 tragedy on its September 30, 2001, net operating income.

         The Company filed a Form 8-K current report (date of earliest event reported: September 24, 2001) pertaining to the updating of the estimated impact of the September 11, 2001 tragedy on its September 30, 2001, net operating income.

         The Company filed a Form 8-K current report (date of earliest event reported: October 25, 2001) pertaining to the announcing of its September 30, 2001, earnings highlights.

         The Company filed a Form 8-K current report (date of earliest event reported: October 24, 2001) pertaining to ACE Limited's commencement of a public offering of its Ordinary Shares.

         The Company filed a Form 8-K current report (date of earliest event reported: October 30, 2001) pertaining to the announcing of its September 30, 2001, earnings.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                            ACE LIMITED
                            --------------------------------------------





November 14, 2001                     /s/ Brian Duperreault
                            --------------------------------------------
                                         Brian Duperreault
                                        Chairman and Chief
                                         Executive Officer





November 14, 2001                    /s/  Robert A. Blee
                            --------------------------------------------
                                          Robert A. Blee
                                     Chief Accounting Officer

                               EXHIBIT INDEX


Exhibit                                                               Numbered
Number                   Description                                  Page
------                   -----------                                  --------

1.       Exhibits

10.1     The ACE Limited Supplemental Retirement Plan

10.2     Reimbursement Agreement dated August 24, 2001 among
         ACE Limited, certain subsidiaries, various lenders and First Union National Bank.

10.3 Second Amendment dated as of October 23, 2001, amending the Amended and Restated 364-day Credit Agreement dated as of May 8, 2000, as amended as of October 23, 2000 and amended and restated as of April 6, 2001 among ACE Limited, certain subsidiaries, various lenders and Morgan Guaranty Trust Company of New York.

10.4 Second Amendment dated as of October 23, 2001, amending the Amended and Restated Five Year Credit
         Agreement dated as of May 8, 2000, and as amended as of October 23, 2000 among ACE Limited, certain subsidiaries, various lenders and Morgan Guaranty Trust Company of New York.

10.5 Amendment dated as of October 23, 2001, relating to a letter of credit facility agreement dated as of November 19, 1999 and amended November 17, 2000 among ACE Limited, ACE Bermuda Insurance Ltd., Citibank, N.A. as arranger, Barclays Bank plc and ING Barings, as co-security arrangers and Citibank International plc, as agent and trustee and certain financial institutions.

10.6 First Amendment dated as of October 23, 2001 amending the Reimbursement Agreement dated as of August 24, 2001 among ACE Limited, certain subsidiaries, various lenders and First Union National Bank.