Form 10-K
period 2001-12-31
ACE LTD
filed 2002-03-18
CIK 896159

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2001
                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 1-11778

                               -----------------

                                  ACE LIMITED
            (Exact name of registrant as specified in its charter)

                   Cayman Islands              98-0091805
                  (Jurisdiction of          (I.R.S. Employer
                    Incorporation)         Identification No.)

                            ACE Global Headquarters
                             17 Woodbourne Avenue
                                Hamilton HM 08
                                    Bermuda
                                (441) 295-5200
              (Address, including zip code, and telephone number,
       including area code, of registrant's principal executive offices)

                               -----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of Exchange
                  Title of Each Class                   on which Registered
                  -------------------                 -----------------------
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

                               -----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   As of February 28, 2002, there were 260,988,375 Ordinary Shares par value $0.041666667 of the Registrant outstanding and the aggregate market value of voting stock held by non-affiliates at such date was approximately $11.4 billion. For the purposes of this computation, shares held by directors and officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Certain portions of registrant's definitive proxy statement relating to its Annual General Meeting of Shareholders scheduled to be held on May 16, 2002, are incorporated by reference to Part III of this report and certain portions of the 2001 Annual Report to Shareholders are incorporated by reference into Parts II and IV of this report.

================================================================================

                                  ACE LIMITED

                                 INDEX TO 10-K

                                                                                               Page
                                                                                               ----
                                              PART I

Item 1.  Business.............................................................................   1

Item 2.  Properties...........................................................................  25

Item 3.  Legal Proceedings....................................................................  25

Item 4.  Submission of Matters to a Vote of Security Holders..................................  26

                                              PART II

Item 5.  Market for the Registrant's Ordinary Shares and Related Stockholder Matters..........  28

Item 6.  Selected Financial Data..............................................................  29

Item 7.  Management's Discussion and Analysis of Results of Operations and Financial Condition  29

Item 7A  Quantitative and Qualitative Disclosures about Market Risk...........................  29

Item 8.  Financial Statements and Supplementary Data..........................................  29

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.  29

                                             PART III

Item 10. Directors and Executive Officers of the Registrant...................................  30

Item 11. Executive Compensation...............................................................  30

Item 12. Security Ownership of Certain Beneficial Owners and Management.......................  30

Item 13. Certain Relationships and Related Transactions.......................................  30

                                              PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K....................  31

                                    PART I

Item 1.  Business

Safe Harbor Disclosure

   The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Any written or oral statements made by or on behalf of the Company may include forward-looking statements, which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors (which are described in more detail elsewhere herein and in other documents filed by the Company with the Securities and Exchange Commission) include, but are not limited to:

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

   (vii) risks associated with the introduction of new products and services,

  (viii) the competitive environment in which the Company operates, related trends and associated pricing pressures, market perception, and developments,

    (ix) actions that rating agencies may take from time to time,

    (x) developments in global financial markets, which could affect the Company's investment portfolio and financing plans,

    (xi) changing rates of inflation and other economic conditions,

   (xii) losses due to foreign currency exchange rate fluctuations,

  (xiii) loss of the services of any of the Company's executive officers, without suitable replacements being recruited in a reasonable time frame,

   (xiv) the ability of technology to perform as anticipated,

    (xv) the amount of dividends received from subsidiaries, and,

   (xvi) management's response to these factors.

   The words "believe", "anticipate", "estimate", "project", "should", "plan", "expect", "intend", "hope", "will likely result" or "will continue" and variations thereof and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future events or otherwise.

General

   ACE Limited ("ACE") is a holding company incorporated with limited liability under the Cayman Islands Companies Law. ACE maintains its business office in Bermuda. ACE, through its various subsidiaries, provides a broad range of insurance and reinsurance products to insureds worldwide through operations in the United States and almost 50 other countries. In addition, ACE, through ACE Global Markets, provides funds at Lloyd's, primarily in the form of letters of credit, to support underwriting capacity for Lloyd's syndicates managed by Lloyd's managing agencies which are wholly owned subsidiaries of ACE. At December 31, 2001, the Company had total assets of $37.1 billion and shareholders' equity of $6.1 billion. The Company derives its revenue principally from premiums, fees and investment income. ACE operates through six business segments: ACE Bermuda, ACE Global Markets, ACE Global Reinsurance (includes both property and casualty reinsurance business and life reinsurance business), ACE USA, ACE International and ACE Financial Services. Unless the context otherwise indicates, the term "Company" refers to one or more of ACE and its consolidated subsidiaries.

   The Company's long-term business strategy focuses on achieving underwriting profits and providing value to its clients and shareholders through the utilization of its substantial capital base within the insurance and reinsurance markets. As part of this strategy, the Company has continued to review and expand, where appropriate its product portfolio. In addition, the Company has made a number of strategic acquisitions and entered into strategic alliances to diversify its product lines, both geographically and by product type.

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

Information About Segments

   Presentation: The business segments presented in this document have been determined under the Statement of Financial Accounting Standard ("FAS") No 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). These segments are structured on a geographic basis. Following recent management changes, the Company is reassessing the manner in which it presents its segments.

   Competition: Competitive forces in the international property and casualty insurance and reinsurance business are substantial. Results are a function of underwriting and investment performance, direct costs associated with the delivery of insurance products, including the costs of regulation, the frequency and severity of both natural and man-made disasters, as well as inflation (actual, social and judicial), which impact loss costs. Decisions made by insurers concerning their mix of business (offering certain types of coverage but declining to write other types), their methods of operations and the quality and allocation of their assets (including any reinsurance recoverable balances) will all affect their competitive position. The relative size and reputation of insurers may influence purchasing decisions of present and prospective customers and will contribute to both geographic and industrial sector market penetrations. Oversupply of available capital has historically had the effect of encouraging competition and depressing prices. The Company's competitive position in the property and casualty insurance industry is influenced by all of these factors. Individual competitive information by segment is presented in the segment presentations.

   Segment Analysis of Gross Premiums Written: The following table sets forth an analysis of gross premiums written by segment for the years ended December 31, 2001, 2000 and 1999:

                                                    Years ended December 31
                              -------------------------------------------------------------------
                                   2001                   2000                   1999
                              Gross Premiums         Gross Premiums         Gross Premiums
                                 Written     Percent    Written     Percent    Written     Percent
                              -------------- ------- -------------- ------- -------------- -------
                                                 (in millions of U.S. dollars)
ACE Bermuda..................    $ 1,145        11%      $  598         8%      $  553        14%
ACE Global Markets...........      1,300        13%       1,064        14%         635        16%
ACE Global Reinsurance.......        740         7%         191         2%         182         5%
ACE USA(1)...................      4,428        44%       3,380        45%       1,567        41%
ACE International(2).........      2,260        22%       2,027        27%         932        24%
ACE Financial Services(3)....        292         3%         327         4%          --        --
                                 -------       ---       ------       ---       ------       ---
                                 $10,165       100%      $7,587       100%      $3,869       100%
                                 =======       ===       ======       ===       ======       ===

--------
(1) Gross premiums written for fiscal 1999 include premiums from ACE US Holdings and six months of premium from the domestic operations of ACE INA acquired on July 2, 1999.
(2) ACE International's gross premiums written for 1999 reflect premiums from July 2, 1999, the date of acquisition.
(3) As ACE Financial Services was acquired on December 30, 1999, no statement of operations information for ACE Financial Services is reflected in the ACE results for the year ended December 31, 1999.

   Analysis of Gross Premiums Written by Geographic Region: The following table sets forth an analysis of gross premiums written by geographic region for the years ended December 31, 2001, 2000 and 1999:

                                             Australia
                               North           & New    Asia    Latin
                              America Europe  Zealand  Pacific America Other Total
                              ------- ------ --------- ------- ------- ----- -----
2001.........................   63%     21%      2%       9%      5%    --    100%
2000.........................   63%     20%      7%       5%      4%     1%   100%
1999.........................   59%     18%      4%       9%      3%     7%   100%

ACE Bermuda

  Principal Business

   ACE Bermuda provides property and casualty insurance and reinsurance coverage including: excess liability, professional lines, financial solutions, satellite, excess property and political risk. The nature of coverage provided by these lines is generally expected to result in low frequency but high severity of individual losses. The reinsurance market is an integral part of the risk management strategy of ACE Bermuda and coverage has been secured on most major lines of business.

   The financial solutions division, ACE Financial Solutions, ("ACE FSI") at December 31, 2001 accounted for approximately 75 percent of ACE Bermuda's gross premiums written. This group provides a variety of non-traditional insurance and finance-related solutions that conventional insurance does not address. These solutions are individually tailored to meet the needs of the insured and have the following common characteristics: multi-year contract terms; broad coverage that includes stable capacity and pricing for the insured; insured participation in the results of their own loss experience; and aggregate limits.

   ACE FSI also enters into loss portfolio transfer contracts from time to time. These contracts, which meet the established criteria for reinsurance accounting, are recorded in the statement of operations when written and generally result in large one-time written and earned premiums with comparable incurred losses.

   Sovereign Risk Insurance Ltd., ACE Bermuda's joint venture in the political risk area, provides insurance to financial institutions and major corporations, and reinsurance to multilateral development banks and national export agencies.

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

   ACE Bermuda receives business from approximately 38 brokers of which 2 produced approximately 41 percent of the company's business in 2001. The following table sets forth the percentage of the company's insurance business placed through each broker and its affiliates placing more than 10 percent of the company's business.

                                                           Years Ended
                                                           December 31
                                                          -------------
        Name                                              2001 2000 1999
        ----                                              ---- ---- ----
        Benfield Group Plc(1)............................  22%   4%   1%
        Aon Corporation..................................  19%  33%  23%
        Marsh and McLennan Companies, Inc.(2)............   8%  26%  22%

--------
(1) During the year, the Benfield Group acquired EW Blanch. The percentages shown in the table reflect the business placed by the combined entities and their affiliates.
(2) In 1999, Marsh and McLennan Companies, Inc. acquired Sedgwick. The percentages shown in the table reflect the business placed by the combined entities and their affiliates.

  Competition

   ACE Bermuda operates in a highly competitive worldwide market and competes with most major U.S. and non-U.S. insurers, which may differ across product lines. ACE Bermuda's key marketing advantage is its experienced underwriting staff, its strong capital base, and its ability to market and cross market a number of insurance products to its existing and potential client base. The ability to be flexible in providing contracts, which extend coverages for periods in excess of one year, also enhances its ability to compete in worldwide insurance markets.

  Claims Administration

   Claims arising under policies issued by ACE Bermuda are managed by ACE Bermuda's claims department. This department maintains a claims database into which all notices of loss are entered. If the claims department determines that a loss is of sufficient severity, it makes a further inquiry of the facts surrounding the loss and, if deemed necessary, retains outside claims counsel to monitor claims. Based upon its evaluation of the claim, the claims department may recommend that a case reserve in a specified amount is established or that all or part of a claim is paid. The claims department monitors all claims and, where appropriate, will recommend the establishment of a new case reserve or the increase or decrease of an existing case reserve with respect to a claim.

   With the exception of certain aviation coverages bound before August 1, 2000, ACE Bermuda does not undertake to defend its insureds. It has, in certain instances, provided advice to insureds with respect to the management of claims. ACE Bermuda believes that its experience in resolving large claims and its proactive approach to claims management has contributed to the favorable resolution of several cases. ACE Bermuda does not do business in the U.S., therefore it must often rely on U.S. counsel to assist it in evaluating liability and damages confronting its insureds in the U.S. ACE Bermuda believes that the procedures it follows have not materially or adversely affected its ability to identify, review or settle claims.

ACE Global Markets

  Principal Business

   ACE Global Markets primarily encompasses the Company's operation in the Lloyd's market, including for segment purposes, the Lloyd's operations owned by ACE Financial Services. ACE Global Markets provides funds at Lloyd's to support underwriting by the ACE managed Lloyd's syndicate. Following the mergers of the ACE managed syndicates for the 2000 year of account, these syndicates comprised Syndicate 2488, the largest syndicate in Lloyd's, and Syndicate 1171, a life syndicate acquired as part of the ACE Financial Services acquisition. Syndicate 1171 ceased underwriting as of December 31, 2000. Syndicate 2488, provides property and casualty insurance and reinsurance as well as accident and health coverage on a worldwide basis through the Lloyd's worldwide licenses. The property and casualty business includes aviation, marine, property, professional lines, inward reinsurance and political risk. The 2488 syndicate is a lead underwriter on a high proportion of the business it transacts in the Lloyd's market. A lead underwriter is involved in setting the terms and conditions of the policies written. ACE Global Markets is an established lead underwriter in the aviation and marine product lines.

   For the 2001 year of account, the Company's participation in the underwriting capacity of the ACE managed syndicate was approximately $943 million out of the total $1.1 billion of capacity.

   For the 2002 year of account, the Company increased the capacity of the syndicate by 24 percent to $1.3 billion. In addition, for the 2002 year of account ACE will provide 99.6 percent of the capacity of syndicate 2488 compared to 90 percent in 2001.

   All syndicates at Lloyd's are managed by managing agencies that receive fees and profit commissions in respect of the underwriting and administrative services they provide to the syndicates. The Company currently owns four managing agencies. As the Company's participation in the syndicates under management has grown, the amount of third party fees and profit commissions received by the Company's managing agencies has decreased substantially.

  Marketing and Underwriting

   ACE Global Markets differentiates itself in the Lloyd's market by developing and maintaining close, long-term relationships with clients. Lloyd's syndicates generally access business through Lloyd's brokers. For certain lines of business, however, it is possible to utilize a service company to access and service business from both Lloyd's and non-Lloyd's brokers. The Company's service company, ACE Underwriting Services Limited ("AUS") continues to support and provide an underwriting platform to both syndicate 2488 and ACE Europe.

  Competition

   Not withstanding the improvement in market conditions seen in 2001, there remains significant competition in all lines of business written by the syndicates. Depending on the line of business, competition comes from the London market, other Lloyd's syndicates and Institute of London Underwriters ("ILU") Companies, and major international insurers and reinsurers. On international risks, competition also comes from the domestic insurers in the country of origin of the insured.

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

ACE Global Reinsurance

   The ACE Global Reinsurance segment includes both the property catastrophe and casualty reinsurance business and the life reinsurance business. The life reinsurance business completed its first full year of operations in 2001.

Property and Casualty

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

   In early 2000, ACE Tempest Re initiated plans to expand its operations to become a multiline global reinsurer. This expansion is expected to reduce volatility and enable ACE Tempest Re to diversify its business and offer a broad range of products to satisfy client demand. An expanded product offering is considered vital to capturing an increasing share of the future reinsurance market. In April 2000, ACE Tempest Re U.S.A. Inc. ("ACE Tempest U.S".) was established in the U.S. ACE Tempest U.S. is wholly owned by ACE INA and acts as an underwriting agency on behalf of two of the U.S. companies in the ACE Group. Its initial focus has been on writing property per risk and casualty reinsurance.

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

   ACE Tempest Re receives business from approximately 28 brokers. The following table sets forth the percentage of ACE Tempest Re's business written through each broker and its affiliates that placed more than 10 percent of ACE Tempest Re's business:

                                                           Years Ended
                                                           December 31
                                                          -------------
                                                          2001 2000 1999
                                                          ---- ---- ----
        Marsh and McLennan Companies, Inc.(1)............  36%  38%  37%
        Benfield Group plc(2)............................  28%  26%  19%
        Aon Corporation..................................   9%   8%  11%

--------
(1) In 1999, Marsh and McLennan Companies Inc., acquired Sedgwick. The percentages shown in the table reflect the business placed by the combined entities and their affiliates.
(2) During the year, the Benfield Group acquired EW Blanch. The percentages shown in the table reflect the business placed by the combined entities and their affiliates.

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

   Claims handling activities for ACE Tempest Re USA will be managed by the division where the contract is written. Loss notices are received directly from brokers.

Life Reinsurance

  Principal Business

   The principal business of the ACE Global Life Reinsurance division ("ACE Life Re") is to provide reinsurance coverage to other life insurance companies. These reinsurance transactions will typically help clients (ceding companies) to manage mortality, morbidity, and/or lapse risks embedded in their book of business. In addition to managing these risks and as a by-product, clients may also benefit by locking in and monetizing future profits, releasing capital and/or reduce earnings volatility. Calendar year 2001 represents the first full year of operations for ACE Life Re. The strategic focus of ACE Life Re is to differentiate itself as a niche player in its targeted lines of business: blocks of individual life insurance, annuities (fixed and variable) and group long-term disability. It does not intend to compete on a "traditional" basis for pure mortality business but, instead, it will seek to assist clients as a capital and strategic partner with customized solutions for the management of their risks.

  Marketing and Underwriting

   ACE Life Re markets its reinsurance products directly to clients as well as through reinsurance intermediaries. The marketing plan seeks to capitalize on the relationships developed by the company's executive officers and underwriters with members of the actuarial profession and executives at client companies. ACE Life Re targets potential ceding insurers that it believes would benefit from its reinsurance products based on analysis of publicly available information and other industry data. In addition, reinsurance transactions are often placed by reinsurance intermediaries and consultants. The company will work with such third party marketers in an effort to maintain a high degree of visibility in the reinsurance marketplace.

   ACE Life Re's strategy and business does not depend on a single client or a few clients. To date, it has entered into reinsurance agreements with over 20 clients. However, like most start-up operations, a single large transaction can account for a significant percentage of total revenue. It is anticipated that as business continues to grow, ACE Life Re will have a reasonably diversified source of revenue by number of clients, by revenue and by lines of business.

   ACE Life Re underwrites transactions on a qualitative and quantitative basis. Underwriting guidelines have been developed with the objective of controlling the risks of the reinsurance policies written as well as to determine appropriate pricing levels. The guidelines may be amended from time to time in response to changing industry conditions, market developments, changes in technology and other factors.

   In implementing the underwriting guidelines, an experienced underwriting team is utilized to select opportunities with acceptable risk/return profiles. Reinsurance business is assumed only after considering many factors, including the type of risks to be covered, actuarial evaluations, historical performance data for the client and the industry as a whole, the client's retention, the product to be reinsured, pricing assumptions, underwriting standards, reputation and financial strength of the client, the likelihood of establishing a long term relationship with the client and the market share of the client. Pricing of reinsurance products is based on ACE Life Re's sophisticated actuarial and investment models which incorporate a number of factors including assumptions for mortality, morbidity, expenses, demographics, persistency and investment returns as well as certain macroeconomic factors, such as inflation, and certain regulatory factors, such as taxation and surplus requirements.

  Competition

   The reinsurance industry is highly competitive. Most of the reinsurance companies are well established, have significant operating histories, strong claims paying ability ratings, and have established long-standing client relationships through existing treaties with ceding companies. ACE Life Re's senior management believe primary competitors include major life reinsurers (e.g., Swiss Re and Hannover Re) and smaller specialty companies (e.g., Annuity and Life Re, Scottish Annuity & Life, and Max Re). ACE Life Re competes effectively by leveraging the strength of its client relationships, underwriting expertise, capacity, and the brand name and capital position of the ACE Group.

ACE USA

  Principal Business

   The principal business of ACE USA is the combined business of ACE US Holdings, which was acquired by the Company January 2, 1998, and the domestic operations of ACE INA acquired on July 2, 1999. The operations of ACE USA include ongoing domestic operations as well as the run-off operations of Brandywine Holdings, Inc. ("Brandywine"), which does not write new policies and "other" operations. The "other" operations include the run-off of Commercial Insurance Services ("CIS"), residual market worker's compensation business, pools and syndicates not attributable to a single business group, the run-off of open market facilities and the run-off results of other various exited lines of business.

   During 2001 the ongoing insurance operations, which provide specialty property and casualty products, were organized into seven distinct business groups. The Westchester Specialty Group is comprised of the Westchester specialty business including property, inland marine, specialty casualty, excess casualty, and diversified products, which includes the agri-business and specialty programs. ACE USA's Specialty Property and Casualty ("P&C") Group serves the global property, energy, power products and commercial marine markets, in addition to offering international casualty products for U.S. based companies. The ACE Risk Management Group ("ARM"), which was formerly known as Special Risk Facilities, provides coverage solutions for national accounts casualty and excess business, as well as group casualty and wrap up programs which relate to general liability and worker's compensation coverage for large single or multi-location construction projects. The Professional Risk Group provides insurance policies that protect against management liability and professional liability as well as surety, aviation and satellite risks. The Financial Solutions Group develops non-traditional alternative risk products, which protect clients from financial, operational and enterprise risks. Solutions for these difficult to insure risks might include products that serve to stabilize a client's earnings, provide credit protection or resolve accounting or regulatory issues. During 2001, ACE USA launched the Consumer Solutions Group, which consolidated the existing consumer businesses including warranty, recreational marine and disaster mortgage protection, with the national call center and the direct specialist group to take better advantage of cross selling products, and concentrate marketing and sales efforts in the consumer marketplace. ACE USA will be looking at new opportunities to expand its product offerings in the consumer area. The Accident and Health ("A&H") Group was launched in 2001 to develop opportunities and expand into the U.S. specialty accident and health area. This newly established U.S. group will capitalize on the global accident and health market expertise developed over many years by the ACE International segment.

   ACE USA's on-going insurance related operations include those of ESIS Inc. ("ESIS"), the company's in-house third party claims administrator, which provides its clients with claim management and loss cost reduction services including comprehensive medical managed care and pre-loss control and risk management services. Additional insurance related services are offered by Recovery Services International, which sells salvage and subrogation and health care recovery services. ACE USA also holds a majority ownership interest in several warranty administrators, who distribute warranty insurance products. During 2001 the Consumer Solutions Group acquired YouDecide.com, Inc., which provides client companies an Internet platform where their employees are offered a broad selection of non-employer sponsored financial products, including insurance.

   Following the acquisition of the domestic operations of ACE USA on July 2, 1999, the Company made substantial structural and operational changes to enhance profitability and operating controls in the segment. These changes included restructuring the operating divisions from three large groups to the business groups discussed above. These operational changes were made to enhance the Company's ability to better focus on profitable underwriting and cross-market its products between domestic operating groups and other ACE segments. The Company also consolidated locations and closed offices throughout the U.S., outsourced the IT function, and reduced staff by approximately 2,000 people. These cost reduction efforts had a positive impact in both 2001 and 2000 on both the expense ratio and the loss ratio, due to a reduction in unallocated loss adjustment expenses.

   As part of the restructuring of the operating divisions, ACE USA critically evaluated all lines of business and has exited contracts and lines of business that did not have a long-term strategic fit. This effort continued into 2001 with the sale of the Company's Financial Institution Specialists Division to SAFECO Corporation. During the year ended December 31, 2000, the culling of unprofitable and non-strategic business amounted to a reduction of gross premiums written of approximately $160 million. The focus on profitable business together with a commitment to continually promote cost reduction efforts enabled ACE USA to operate for the years ended December 31, 2001 and 2000 at a combined ratio under 100 percent.

   In addition to the exited business discussed above, ACE USA sold the renewal rights for all of its CIS business in 1999 and planned to sell the assets and liabilities pertaining to the historical book of business as well as the in-force book of business which it still owned. As of December 31, 2001, the remaining business of CIS continues to run-off and has not been sold.

   The Brandywine run-off operation, was created in 1995, before the acquisition by ACE, by the restructuring of ACE INA's domestic operations into two separate operations, ongoing and run-off. Brandywine contains substantially all of ACE INA's asbestos and environmental exposures as well as various run-off insurance and reinsurance businesses. The run-off operations do not actively sell insurance products, but are responsible for the management of run-off policies and related claims including those for asbestos-related and environmental pollution exposures. Certain competitors and policyholders of CIGNA have challenged the regulatory approvals resulting in the creation of Brandywine. In July 1999, the Pennsylvania Supreme Court upheld the action of the Pennsylvania Insurance Commissioner in granting such approvals. In December 1999, competitors of ACE filed an action in the Superior Court of California alleging that the restructuring did not meet the requirements of certain California statutes. The case is in the preliminary stages of litigation.

  Marketing and Underwriting

   ACE USA primarily distributes its insurance products through a limited group of brokers and wholesale brokers with whom long-term relationships have been forged. ACE USA's management believes the match between its expertise and that of its brokers is one of the key reasons brokers place business with it. Certain products are also distributed through alternative distribution channels such as general agents, independent agents and direct marketing operations. Internet distribution channels have been established for certain product offerings. Through its acquisition of YouDecide.com, Inc, the Consumer Solutions Group is in the process of developing additional e-commerce distribution opportunities.

   The following table sets forth the percentage of ACE USA's business written through brokers placing more than 10 percent of ACE USA's business:

                                                           Years ended
                                                           December 31
                                                          -------------
        Name                                              2001 2000 1999
        ----                                              ---- ---- ----
        Rain & Hail Insurance Services(1)................  16%  11%  14%
        Marsh and McLennan Companies, Inc.(2)............  14%  14%  --
        Aon Corporation..................................  10%  --   --

--------
(1) Rain & Hail Insurance Services is a managing agency that specializes in crop insurance, most of which is federally reinsured.
(2) In 1999, Marsh and McLennan Companies, Inc. acquired Sedgwick. The percentage shown in the table reflects the business placed by the combined entities and their affiliates.

   Operating in a market in which capacity and price adequacy for its products can change dramatically, ACE USA's underwriting strategy is to employ consistent, disciplined pricing and risk selection in order to maintain an attractive book of business. Management's priority is to ensure that criteria for risk selection are closely adhered to by its underwriting professionals through maintaining high levels of experience and expertise in its underwriting staff. In addition, ACE USA has established a business review structure that ensures control of risk quality and conservative use of policy limits, terms and conditions. Additionally, ACE USA employs sophisticated catastrophe loss and risk modeling techniques to ensure that risks are well distributed and that loss potentials are well within the company's financial capacity. In this regard, ACE USA is also a sophisticated purchaser of reinsurance, which provides the means for greater diversification of risk and serves to further limit the net loss potential of catastrophes and large or unusually hazardous risks. Reinsurers utilized by ACE USA must meet certain financial and experience requirements and are put through a stringent financial review process in order to be pre-approved by a Reinsurance Security Committee, comprised of senior management. As a result of these controls, reinsurance is placed with what ACE USA believes is a select group of only the most financially secure and experienced companies in the reinsurance industry.

   ACE USA has the ability to write business on an admitted basis using forms and rates as filed with state insurance regulators and on a non-admitted, or surplus lines basis using flexible forms and rates not filed with state insurance regulators. Having access to non-admitted carriers provides the flexibility to write non-standard coverage.

   An integral part of the ACE USA operating strategy is to maximize the efficiency and effectiveness of its operations while reducing operating costs. As part of this strategy, ACE USA is in the process of investing in technology, which will replace numerous existing policy issuance and claims systems with an integrated product currently being utilized by other ACE segments. This action is expected to further facilitate the streamlining of ACE USA's underwriting and claims processing operations.

  Competition

   ACE USA operates in a highly competitive industry and faces competition from both domestic and foreign insurers. The markets in which ACE USA competes are subject to significant cycles of fluctuating capacity and wide disparities in price adequacy. The domestic operations pursue a specialist strategy and focus on market opportunities where they can compete effectively based on service levels and product design, while still achieving an adequate level of profitability. ACE USA offers experienced claims handling, loss control and risk management staff with proven expertise in specialty fields, including large-risk property and casualty, recreational and ocean marine, aviation, professional risk and workers' compensation. A competitive advantage is also achieved through ACE USA's innovative product offerings such as Risk Management Group bundled business, which combines tailored coverage solutions for large insureds with expert claim management and loss reduction functions provided by ESIS, a nationally recognized leader in the third party claims management field. An additional competitive strength of all the domestic commercial units is the ability to deliver global products and coverages to customers in concert with other ACE Group segments. ACE USA has only just started to leverage cross marketing opportunities with other members of the ACE Group and take advantage of the ACE organization's global presence.

  Claims Administration

   ACE USA's claims organization supports both the national accounts (Risk Management Group) and the specialty insurance businesses with a national network of claims and risk management services. The Brandywine claim professionals have the unique expertise and experience to manage specialized coverage and coordination issues that arise in asbestos, environmental and other latent exposure claims.

   A team of risk control professionals supports each business line to effectively manage loss costs for the risk exposures underwritten by the businesses of ACE USA. Specialized loss cost containment programs are in place for marine risk, aerospace risk, global property risk, warranty programs, excess risk, inland marine risk, diversified products and professional risk services.

   The Risk Management Group is supported by ESIS, ACE USA's in-house third party claims administrator. ESIS markets loss control, risk and loss data information management, claims settlement and loss cost reduction services to large corporate customers on a fee-for-service basis.

ACE International

  Principal Business

   ACE International is a global franchise with a presence in nearly 50 countries. This franchise was created in 1984 through the merger of the Insurance Company of North America ("INA"), which started its international operations over 100 years ago, and the American Foreign Insurance Association ("AFIA").

   ACE International's operations provide insurance coverage on a worldwide basis excluding the United States. The principal business operations are focused on property and casualty, accident and health, and consumer-oriented products. Operating management is carried out through four regional teams:
Europe, Far East, Asia Pacific and Latin America.

   The international property and casualty operations are conducted through a specialist insurance organization offering capacity and technical expertise in the underwriting and servicing of large and unique risks for targeted commercial customer segments, as well as individual coverages in selected markets. Property insurance products include traditional commercial fire coverage as well as energy industry-related and other technical coverages. Principal casualty products are commercial general liability and liability coverage for multinational organizations. Marine cargo and hull coverages are written in the London market as well as in marine markets throughout the world. The operations also design and implement risk-financing alternatives for customers whose approach to risk management includes some form of self-insurance.

   The international accident and health insurance operations provide products that are designed to meet the insurance needs of individuals and groups outside of U.S. insurance markets. These products include accidental death, medical, hospital indemnity and income protection coverages.

   The consumer products segment provides specialty products and services designed to meet the needs of specific target markets, and is distributed through non-traditional distribution channels. These products include warranty, auto, homeowners, motor homes, real estate-related services, personal umbrella, recreational marine and other coverages specific to personal risk exposures.

   For the year ended December 31, 2001, gross premiums written from accident and health and consumer products accounted for 27 percent of ACE
International's premiums.

   In conducting its non-U.S. business, ACE International reduces the risks relating to currency fluctuations by maintaining investments in those foreign currencies in which the operation transacts business, with characteristics of those investments similar to the related liabilities in those currencies. The net asset or liability exposure to the various foreign currencies is regularly reviewed.

  Marketing and Underwriting

   ACE International maintains a sales or operational presence in major insurance markets around the world. Its property and casualty business is generally written, on both a direct and assumed basis, through major international, regional and local brokers. Accident and health and other consumer lines products are distributed through brokers, agents, financial institutions and various direct marketing channels including e-commerce.

   ACE International's operations are diversified by line of business and geographic spread of risk. A global approach to risk management allows each local operation to underwrite and accept large insurance accounts. Centrally coordinated reinsurance mechanisms facilitate appropriate risk transfer and efficient, cost-effective use of external reinsurance markets.

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

  Claims Administration

   ACE International's claims service operations are decentralized, with management of most aspects of claim administration occurring at an individual country level. The claims organization structure in each country is driven by the composition of the business portfolio. The outsourcing of claims settlement, adjusting services, or other claims functions may occur if and when appropriate.

ACE Financial Services

  Principal Business

   The companies in the ACE Financial Services segment offer value-added insurance, reinsurance and financial derivative products to the insurance and capital markets, which provide protection from credit or financial risks. ACE Financial Services writes municipal and non-municipal financial guaranty reinsurance, single-name and portfolio credit default swaps, mortgage guaranty reinsurance, trade credit reinsurance, title reinsurance and residual value reinsurance.

   The ACE Financial Services segment primarily carries out its business through the following legal vehicles: ACE Guaranty Re Inc. ("AGR"), ACE Capital Re International Ltd. ("ACRI"), ACE Capital Mortgage Reinsurance Company ("ACMR"), ACE Capital Re Overseas Ltd. ("ACRO"), ACE Financial Overseas Ltd. ("AFOL") and ACE Capital Title Reinsurance Company ("ACTR").

   ACE Financial Services' financial guaranty business is conducted primarily through AGR. AGR serves the U.S. domestic and international financial guaranty reinsurance markets. It is a leading reinsurer (by market share) of financial guaranties of investment grade debt obligations-principally of municipal and non-municipal obligors. ACRI and ACRO are primarily focused on providing highly structured solutions to problems of financial and risk management through reinsurance and other forms of credit enhancement. ACMR and ACTR are New York regulated monoline reinsurance companies providing mortgage guaranty reinsurance and title reinsurance respectively. AFOL is a company organized under the laws of the United Kingdom, and is registered as a "Category D" company with the UK Financial Services Authority arranging transactions in credit derivatives and other financial swaps.

   Financial guaranty insurance is a type of credit enhancement, similar to a surety, which is regulated under the insurance laws of various jurisdictions. Financial guaranty insurance provides an unconditional and irrevocable guaranty that indemnifies the insured against nonpayment of principal and interest on an insured debt obligation when due. Additionally, ACE Financial Services' financial guaranty business provides municipal and non-municipal credit risk protection on a facultative basis to a wide variety of counterparties through both single-name and portfolio credit default swap transactions.

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

   In its trade credit business, the segment faces a high degree of competition from traditional participants in these markets, including large multiline insurers and reinsurers.

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

   The Company continually evaluates its estimates of reserves in light of developing information and in light of discussions and negotiations with its insureds. While the Company is unable at this time to determine whether additional reserves, (which could have a material adverse effect upon the financial condition, results of operations and cash flows of the Company) may be necessary in the future, the Company believes that its reserve for unpaid losses and loss expenses are adequate as of December 31, 2001.

   The Company engages independent actuarial firms to review the methods and assumptions used by the Company in estimating the unpaid losses and loss expenses. As stated in their actuarial reviews, the firms believe that the methods and assumptions used by the Company are reasonable and appropriate for use in setting loss reserves at December 31, 2001.

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

   The terrorist attacks on September 11, 2001 ("the September 11th tragedy") resulted in the largest insured loss in history and had a substantial impact on the results of the Company. The Company recorded losses of $650 million relating to the September 11th tragedy. The Company believes that its current estimate for September 11, 2001 claims are reasonable and accurate based on information currently available. The Company continues to evaluate its total potential liability based upon individual insurance and reinsurance policy language, legal and factual developments in underlying matters involving its insureds as well as legislative developments in the U.S. involving the terrorist attack. If the Company's current assessments of future developments are proved wrong, the financial impact of any of them, singularly or in the aggregate, could be material. For example, business interruption insurance claims could materialize in the future with greater frequency than the Company anticipated or provided for in its estimates; or, insureds that the Company expects will not be held responsible for injuries resulting from the attack, are ultimately found to be responsible at a financial level that impacts its insurance or reinsurance policies.

   The "Analysis of Losses and Loss Expenses Development" shown below presents the subsequent development of the estimated year-end liability for net unpaid losses and loss expenses at the end of each of the years in the eight year period ended September 30, 1998 as well as for the fifteen month period ended December 31, 1999 and the two years ended December 31, 2001 and 2000. Prior to December 31, 1999, the net unpaid losses and loss expenses are in respect of annual periods ending on September 30 of each year. The table also presents as of December 31, 2001, the cumulative development of the estimated year-end liability for gross unpaid losses and loss expenses for the years 1994 through 2000. The top lines of the table shows the estimated liability for gross and net unpaid losses and loss expenses recorded at the balance sheet date for each of the indicated periods. This liability represents the estimated amount of losses and loss expenses for claims arising from all prior years' policies and agreements that were unpaid at the balance sheet date, including IBNR loss reserves. The upper (paid) portion of the table presents the net amounts paid as of subsequent periods on those claims for which reserves were carried as of each balance sheet date. The lower portion of the table shows the re-estimated amount of the previously recorded net liability as of the end of each succeeding period. The bottom lines of the table show the re-estimated amount of previously recorded gross liability at December 31, 2001 together with the change in reinsurance recoverable. Several aspects of the Company's operations, including the low frequency and high severity of losses in the high excess layers in which the Company provides insurance, complicate the actuarial reserving techniques utilized by the Company. Accordingly, the Company expects that ultimate losses and loss expenses attributable to any single underwriting year will be either more or less than the incremental changes in the lower portion of the following table. The "cumulative redundancy/deficiency" shown in the table below represents the aggregate change in the reserve estimates over all subsequent years. The amounts noted are cumulative in nature; that is, an increase in loss estimate for prior year losses generates a deficiency in each intermediate year.

               Analysis of Losses and Loss Expenses Development


                                                                    Years ended September 30th
                                  ----------------------------------------------------------------------------------------------
                                     1991        1992         1993        1994        1995        1996        1997       1998
                                  ----------  -----------  ----------  ----------  ----------  ----------  ---------- ----------
                                                                                      (in thousands of U.S. dollars)
Gross unpaid.....................                                      $1,176,215  $1,492,336  $1,977,620  $2,111,670 $3,737,869
Net unpaid....................... $  470,832  $   813,849  $  766,402  $1,176,215  $1,489,293  $1,892,302  $2,006,873 $2,678,341
Net paid (Cumulative) As Of:
 1 year later....................    149,493      340,836     126,566      66,888      80,080     358,713     337,422  1,017,822
 2 years later...................    490,116      465,074     183,439     121,628     414,419     663,087     925,361  1,480,173
 3 years later...................    590,847      517,366     228,638     451,746     696,470   1,247,652   1,066,253  1,655,945
 4 years later...................    611,133      551,887     558,625     725,799   1,259,344   1,372,345   1,171,247
 5 years later...................    627,691      881,198     837,515   1,285,599   1,379,586   1,465,149
 6 years later...................    764,607    1,150,628   1,398,270   1,368,664   1,467,519
 7 years later...................    843,283    1,672,772   1,481,328   1,449,762
 8 years later...................    988,087    1,755,791   1,562,344
 9 years later...................  1,067,055    1,836,807
 10 years later..................  1,140,570


                                  Fifteen Month       Years ended
                                  Period ended       December 31st
                                  December 31st ------------------------
                                      1999         2000         2001
                                  ------------- -----------  -----------

Gross unpaid.....................  $16,460,247  $17,388,394  $20,728,122
Net unpaid.......................  $ 8,908,817  $ 9,330,950  $10,339,014
Net paid (Cumulative) As Of:
 1 year later....................    2,445,490    2,430,655
 2 years later...................    3,810,768
 3 years later...................
 4 years later...................
 5 years later...................
 6 years later...................
 7 years later...................
 8 years later...................
 9 years later...................
 10 years later..................



Net Liability Re-estimated As Of:
 End of year..................... $  470,832  $   813,849  $  766,402  $1,176,215  $1,489,293  $1,892,302  $2,006,873 $2,678,341
 1 year later....................    706,960      813,849     966,402   1,177,292   1,489,293   1,892,302   1,989,744  2,753,017
 2 years later...................    706,960    1,085,012   1,067,987   1,227,538   1,489,293   1,881,403   1,914,936  2,746,608
 3 years later...................    874,368    1,234,462   1,211,424   1,386,571   1,480,426   1,824,449   1,853,078  2,721,731
 4 years later...................    888,387    1,412,495   1,429,990   1,401,329   1,495,443   1,852,466   1,833,312
 5 years later...................    940,513    1,666,770   1,442,523   1,472,394   1,588,975   1,931,845
 6 years later...................  1,113,662    1,703,103   1,580,022   1,530,195   1,678,535
 7 years later...................  1,099,102    1,852,125   1,642,465   1,606,416
 8 years later...................  1,142,511    1,916,405   1,712,654
 9 years later...................  1,207,260    1,986,594
 10 years later..................  1,274,153
Cumulative redundancy/
 (deficiency)....................   (803,321)  (1,172,745)   (946,252)   (430,201)   (189,242)    (39,543)    173,561    (43,390)

Net Liability Re-estimated As Of:
 End of year.....................  $ 8,908,817  $ 9,330,950   10,339,014
 1 year later....................    8,848,453    9,425,420
 2 years later...................    8,850,879
 3 years later...................
 4 years later...................
 5 years later...................
 6 years later...................
 7 years later...................
 8 years later...................
 9 years later...................
 10 years later..................
Cumulative redundancy/
 (deficiency)....................       57,938      (94,470)

Gross unpaid losses and loss expenses end of year.....................  1,176,215   1,492,336   1,977,620   2,111,670  3,737,869
Reinsurance recoverable on unpaid losses..............................         --       3,043      85,318     104,797  1,059,528
                                                                       ----------  ----------  ----------  ---------- ----------
Net unpaid losses and loss expenses...................................  1,176,215   1,489,293   1,892,302   2,006,873  2,678,341
                                                                       ----------  ----------  ----------  ---------- ----------
Gross liability re-estimated..........................................  1,606,416   1,681,578   2,029,465   1,937,100  3,897,590
Reinsurance recoverable on unpaid losses..............................         --       3,043      97,620     103,788  1,175,860
                                                                       ----------  ----------  ----------  ---------- ----------
Net liability re-estimated............................................  1,606,416   1,678,535   1,931,847   1,833,312  2,721,731
                                                                       ----------  ----------  ----------  ---------- ----------
Cumulative redundancy/(deficiency) on gross unpaid....................   (430,201)   (189,242)    (51,845)    174,570   (159,721)

Gross unpaid losses and loss expenses end of year.....................   16,460,247   17,388,394   20,728,122
Reinsurance recoverable on unpaid losses..............................    7,551,430    8,057,444   10,389,108
                                                                        -----------  -----------  -----------
Net unpaid losses and loss expenses...................................    8,908,817    9,330,950   10,339,014
                                                                        -----------  -----------  -----------
Gross liability re-estimated..........................................   17,596,917   18,018,757
Reinsurance recoverable on unpaid losses..............................    8,746,039    8,593,337
                                                                        -----------  -----------
Net liability re-estimated............................................    8,850,879    9,425,420
                                                                        -----------  -----------
Cumulative redundancy/(deficiency) on gross unpaid....................   (1,136,670)    (630,363)

Notes to Analysis of Losses and Loss Expenses
--------
(1) On July 2, 1999, the Company changed its fiscal year-end from September 30 to December 31. As a result, the information provided above for the 1999 year is actually for the 15-month period from October 1, 1998, through December 31, 1999. All prior periods represent years ending on September 30.
(2) The Company does not consider it appropriate to extrapolate future deficiencies or redundancies based upon the above tables, as conditions and trends that have affected development of the liability in the past may not necessarily occur in the future.
(3) In 1992, the Company began applying actuarial and statistical methods to estimate ultimate expected losses and loss expenses for all of the Company's business since inception. This methodology was applied retroactively to all prior years.
(4) On November 1, 1993, the Company acquired CODA, on July 1, 1996, the
    Company acquired ACE Tempest Re and on July 9, 1998, the Company acquired Tarquin. The table has been restated to include CODA, ACE Tempest Re and Tarquin's loss experience as if each of these companies had been wholly owned subsidiaries of the Company from their inception. On January 2, 1998, the Company acquired ACE US Holdings, on April 1, 1998, the Company acquired CAT Limited and on July 2, 1999, the Company acquired ACE INA. The unpaid loss information for ACE US Holdings, CAT Limited and ACE INA has been included in the table commencing in the year of acquisition. As a result, 1999 includes net reserves of $6.8 billion related to ACE INA at the date of acquisition and subsequent development thereon.

   The cumulative gross redundancy (deficiency) is the difference between the gross loss reserves originally recorded and the re-estimated liability at December 31, 2001. The Company utilized little or no reinsurance for the 1997 and prior years. In 1999, ACE INA acquired the CIGNA property and casualty insurance operations and the acquired loss reserves for 1999 and prior years were included in the table commencing in 1999. As of December 31, 2001, the cumulative deficiency for 1999 is $1.13 billion. This relates primarily to U.S. liabilities including asbestos and environmental liabilities for 1995 and prior that are included in the run-off division of ACE INA. A significant portion of this business had been reinsured on a facultative basis prior to the acquisition by ACE INA and reinsurance coverage on the net reserves for the run-off division as of the acquisition date was purchased from National Indemnity Company ("NICO"). These reinsurance coverages have the effect of substantially reducing the net loss as follows. Of the total $1.13 billion of cumulative deficiency for the 1999 and prior years, approximately $500 million was covered by reinsurance placed when the risks were originally written and the remaining liability of $600 million has been ceded to NICO. Of the cumulative deficiency of $1.13 billion noted for 1999, approximately $500 million was identified and recorded in fiscal 2000 and the remaining $630 million was identified and recorded in fiscal 2001.

   Net loss and loss expenses for the year ended December 31, 2001 were impacted by $94 million of prior year development principally in the ACE International segment. This development was reflected during the fourth quarter of 2001 when the Company recorded additional reserves to strengthen its casualty loss reserves.

               Reconciliation of Unpaid Losses and Loss Expenses

                                                                     Year Ended   Year Ended   Year Ended
                                                                     December 31  December 31  December 31
                                                                        2001         2000         1999
                                                                     -----------  -----------  -----------
                                                                         (in thousands of U.S. dollars)
Gross unpaid losses and loss expenses at beginning of period........ $17,388,394  $16,460,247  $ 3,678,269
Reinsurance recoverable on unpaid losses............................  (8,057,444)  (7,551,430)  (1,100,464)
                                                                     -----------  -----------  -----------
Net unpaid losses and loss expenses at beginning of period..........   9,330,950    8,908,817    2,577,805
Unpaid losses and loss expenses assumed in respect of reinsurance
  business acquired.................................................     300,204      169,537      183,774
Unpaid losses and loss expenses in respect of formerly discontinued
  operations........................................................          --    1,269,914           --
Unpaid losses and loss expenses assumed in respect of acquired
  companies (net of reinsurance recoverable of $6,345,679 in 1999)..                       --    6,940,593
                                                                     -----------  -----------  -----------
       Total........................................................   9,631,154   10,348,268    9,702,172
                                                                     ===========  ===========  ===========

Net losses and loss expenses incurred in respect of losses occurring in:
   Current period...................................................   4,457,986    2,996,429    1,601,278
   Prior periods....................................................      94,470      (60,364)      38,265
                                                                     -----------  -----------  -----------
       Total........................................................   4,552,456    2,936,065    1,639,543
                                                                     ===========  ===========  ===========

Net losses and loss expenses paid in respect of losses occurring in:
   Current period...................................................   1,345,699    1,205,110      916,848
   Prior periods....................................................   2,430,655    2,631,171    1,509,638
                                                                     -----------  -----------  -----------
       Total........................................................   3,776,354    3,836,281    2,426,486
                                                                     ===========  ===========  ===========
Foreign currency revaluation........................................     (68,242)    (117,102)      (6,412)
                                                                     ===========  ===========  ===========
Net unpaid losses and loss expenses at end of period................  10,339,014    9,330,950    8,908,817
Reinsurance recoverable on unpaid losses............................  10,389,108    8,057,444    7,551,430
                                                                     -----------  -----------  -----------
Gross unpaid losses and loss expenses at end of period.............. $20,728,122  $17,388,394  $16,460,247
                                                                     ===========  ===========  ===========

   As discussed above, net loss and loss expenses for the year ended December 31, 2001 were impacted by $94 million of prior year development principally in the ACE International segment. During the fourth quarter of 2001, the Company recorded additional reserves to strengthen its casualty loss reserves.

   Net loss and loss expenses for the year ended December 31, 2000, were impacted by favorable development of reserves from prior periods primarily from ACE Tempest Re, ACE USA and ACE Bermuda partially offset by unfavorable development in ACE Financial Services.

   Net losses and loss expenses for the year ended December 31, 1999 include incurred losses for ACE INA from July 2, 1999, the date of acquisition. With respect to the analysis of incurred and paid losses for the 1999 period, all losses incurred and paid, on losses occurring in the period January 1, 1999, through December 31, 1999, have been included as current year activity in 1999.

Investments

   The Company's principal investment objective is to ensure that funds will be available to meet its primary insurance and reinsurance obligations. Within this broad liquidity constraint, the investment portfolio's structure seeks to maximize return subject to specifically approved guidelines of overall asset classes, credit quality, liquidity, and volatility of expected returns. As such, the Company's investment portfolio is invested primarily in fixed income securities of the highest credit quality.

   In June of 2000, the Company formed ACE Asset Management Inc., an operating group replacing the more traditional role of Chief Investment Officer. The formation of this group underscores the importance the Company places on the growth and complexity of ACE's international investment activity. ACE Asset Management operates principally to guide and direct the investment process of the ACE Group of Companies. In this regard, the Asset Management Group:

  . Conducts formal asset allocation modeling for each of the ACE subsidiaries, providing formal recommendations for the portfolio's structure

  . Establishes recommended investment guidelines that are appropriate to the prescribed asset allocation targets

  . Provides the analysis, evaluation, and selection of external investment advisors to the ACE Group

  . Establishes and develops investment related analytics to enhance portfolio engineering and risk control

  . Monitors and aggregates the correlated risk of the overall investment portfolio

  . Provides governance over the investment process for each of the ACE operating companies to ensure consistency of approach and adherence to investment guidelines

   For the investment portfolio, the Company determines allowable targeted asset allocation and ranges for each of the operating segments. These asset allocation targets are derived from sophisticated asset and liability modeling that measures correlated histories of returns and volatility's of returns. Allowable investment classes are further refined through analysis of the Company's operating environment, including expected volatility of cash flows, overall capital position, regulatory and rating agency considerations.

   The Finance Committee of the Board of Directors approves asset allocation targets and reviews the Company's investment policy to ensure that it is consistent with the Company's overall goals, strategies and objectives. Overall investment guidelines are approved by the Finance Committee to ensure appropriate levels of portfolio liquidity, credit quality, diversification, and volatility are maintained. In addition, the Finance Committee systematically reviews the portfolio's exposures to capture any potential violations of investment guidelines.

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

   For additional information regarding the investment portfolio, including breakdowns of the sector and maturity distributions, see Note 4 of the Consolidated Financial Statements included in the 2001 Annual Report to Shareholders.

Regulation

   ACE Limited's insurance and reinsurance subsidiaries are subject to regulation and supervision by the local authority in the countries or states in which they do business. The extent of such regulation most commonly has its source in statutes, which delegate regulatory, supervisory and administrative power to a department of insurance.

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

United Kingdom and Lloyd's Regulation

   The Company, certain of its UK subsidiaries and some staff employed within the Lloyd's operations are currently subject to the regulatory jurisdiction of the Council of Lloyd's (the "Council") and the Financial Services Authority ("FSA"). This jurisdiction arises by virtue of the Company being a controller of each of the Lloyd's managing agencies and the Corporate Members in which it has an interest and these entities themselves being subject to the UK regulatory regime. Certain other subsidiaries have also been approved as controllers, and are similarly subject to Lloyd's jurisdiction. On December 1, 2001, pursuant to the implementation of the Financial Services and Markets Act 2000, the FSA became the single UK statutory regulator to supervise securities, banking and insurance business. The FSA has wide powers to make rules, and these have largely replaced the existing statutory and self-regulatory arrangements relevant to these areas and certain changes to the financial reporting and solvency regime have already been introduced. Lloyd's (which has itself become a regulated entity under the FSA regime) has also been delegated certain self-regulatory responsibilities by the FSA under the terms of certain supervision and enforcement arrangements made between Lloyd's and the FSA. The Company and its subsidiaries will benefit from grandfathering provisions under transitional arrangements.

   Under English law, pursuant to the Lloyd's Act 1982 and certain bylaws promulgated by Lloyd's itself, there are restrictions on the ownership of or the holding of an interest in Lloyd's brokers or parties connected to Lloyd's brokers by Lloyd's Managing Agencies or certain of their related entities and vice versa. However, departures from this general principle may apply and can be implemented subject to their disclosure to Lloyd's and to Lloyd's non-objection to the structures proposed.

   Furthermore, in July 2000, responsibility for the regulatory oversight of Lloyd's brokers passed to the General Insurance Standards Council ("GISC"). In December 2001, the UK Government announced that the FSA will be the authority to carry out statutory regulation of insurance intermediaries. There will thus be a transition period (two years anticipated) whereby registered entities will be regulated by the GISC. This includes certain subsidiaries of ACE Limited additionally operating within the Lloyd's regulatory framework. Lloyd's has introduced an accreditation scheme for brokers with effect from January 1, 2001, which effectively opens up the

Lloyd's broker franchise. Lloyd's will continue to maintain a register of Lloyd's brokers and the restrictions outlined above will pertain for the foreseeable future. However, the requirement to use Lloyd's brokers to place substantially all classes of business has been relaxed such that, subject to certain criteria, the need to use Lloyd's brokers for the placement of outwards reinsurance may be eliminated.

Regulation of Lloyd's Entities in the United States

   Generally direct insurance business can be written on either a licensed or a non-admitted (which includes surplus lines) basis. Licensed insurers are subject to regulation of both solvency margin and business practices such as premium rate and policy form control. Non-admitted insurers are not subject to rate and form control in most states, but regulators still manage the entry to the surplus lines market by imposing minimum solvency and trust requirements for insurers wishing to be deemed "eligible" surplus lines insurers. Certain states also impose additional qualification criteria.

   In most states, surplus lines insurers undergo a vetting procedure and with respect to Lloyd's underwriters this is being made increasingly on a syndicate by syndicate basis.

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

   Prior to August 1995, all U.S. dollar premiums were deposited and held in the Lloyd's American Trust Fund ("LATF"), regardless of the actual situs of the risk. The LATF continues to support risks for U.S. business incepting prior to August 1995, but the trust fund and accounting arrangements have changed for U.S. dollar business incepting after August 1, 1995. These include the creation of a Lloyd's Dollar Trust Fund in the UK and a series of deposit trust funds in the U.S. to support U.S. surplus lines and U.S. reinsurance business. There are additional deposit trust fund arrangements in certain U.S. states. Lloyd's and the U.S. regulators continue to review the basis of Lloyd's syndicate U.S. trading arrangements.

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

   The largest insurance operations within ACE International are ACE Insurance S.A. - N.V. ("ACE Europe") and ACE Insurance in Japan ("ACE Japan"). ACE Europe conducts its insurance business in the European Economic Area ("EEA") under the laws and regulations of the EEA, in particular the local laws passed by EEA member states following the European Third (or "Framework") Non-Life Directive of 1992. The Framework Directive is the basis of the European single market in non-life insurance. It provides for the harmonization of technical reserves, matching and localization of assets, solvency margins and regulation and control of management. Under the Directive, ACE Europe has established operations in 14 EEA jurisdictions, and also conducts cross-border business on a freedom of service basis. ACE Europe's home member state regulatory authority is Belgium.

   ACE Japan is regulated by the Financial Services Agency ("FSA"). In accordance with the Insurance Business Law in Japan, the FSA focuses on protecting policyholders' interests by ensuring the sound management of insurance companies and their operations, including licensing, product filings and approval, distribution of insurance products, investment of insurance premiums and other assets, etc. FSA staff conduct on-site inspections when deemed necessary. Insurance companies must submit an annual business report regarding its operations and assets. Deregulation and liberalization of the Japanese non-life insurance market has placed more emphasis on insurers' independence of operation and compliance requirements.

Operations in the United States of America

   Although at the present time there is limited federal regulation of the insurance business in the U.S., the U.S. insurance subsidiaries are subject to extensive regulation in the states in which they do business. The laws of the various states establish supervisory agencies with broad authority to regulate, among other things: licenses to transact business, soliciting business, advertising, rates for certain business, policy language, underwriting and claims practices, transactions with affiliates, reserve adequacy, dividends, investments and insurer solvency. In addition, the U.S. insurance subsidiaries are subject to judicial decisions that define the risks and benefits for which insurance is sought and provided. These include judicial interpretations of the nature of the insured risk in such areas as product liability and environmental coverages.

   Regulation varies from state to state but generally requires that each primary insurance company obtain a certificate of authority from the department of insurance of a state to conduct business in that state. Regulations generally require insurance and reinsurance companies to furnish information concerning activities, which may materially affect the operations, management or financial condition and solvency of the company. For a U.S. ceding company to obtain financial statement credit for reinsurance ceded, the reinsurer must obtain an insurance license or accredited status from the cedent's state of domicile or must post collateral to support the liabilities ceded. In addition, regulations for reinsurers vary somewhat from primary insurers in that reinsurers are typically not subject to regulator approval of insurance policy forms or the rates agreed to between ceding insurers and their reinsurers.

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

   State insurance regulators have also adopted Risk Based Capital ("RBC") requirements that are applicable to the U.S. insurance subsidiaries. These RBC requirements are designed to monitor capital adequacy and to raise the level of protection that statutory surplus provides for policyholders. The RBC formula provides a mechanism for the calculation of an insurance company's Authorized Control Level ("ACL") RBC amount. The initial RBC level which triggers regulatory action is known as the Company Action Level. Failure to achieve this level of RBC, which occurs if policyholders' surplus falls below 200 percent of the ACL, requires the insurance company to submit a plan of corrective action to the relevant insurance commissioner. Based on the RBC formula, at December 31, 2000, the policyholders' surplus of each of the ongoing U.S. insurance subsidiaries was higher than the Company Action Level.

   There are additional progressive RBC failure levels, which trigger more stringent regulatory action. An insurance commissioner may allow a property and casualty company at or below the mandatory control level that is writing no business and is running off its existing business to continue its run-off. The Company's Brandywine subsidiary is running off its liabilities consistent with the terms of an Order by the Commissioner of Pennsylvania which includes periodic reporting obligations to the Pennsylvania Insurance Department, as the Commission has determined that these subsidiaries have sufficient assets to meet their obligations.

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

Regulations regarding Non-U.S. Operations in the United States

   Each state in the U.S. licenses insurers and prohibits, with some exceptions, the sale of insurance by non-admitted, non-U.S. insurers within its jurisdictions. The Company and its non-U.S. insurance subsidiaries, excluding its Lloyd's operations, are not licensed to do business as admitted insurers in any jurisdiction in the U.S.

   Many states impose a premium tax (typically 2 percent to 4 percent of gross premiums) on insureds who obtain insurance from non-admitted foreign insurers, such as ACE Bermuda. The premiums charged by the non-U.S. insurer do not include any U.S. state premium tax. Each insured is responsible for determining whether it is subject to any such tax and for paying such tax as may be due.

   The U.S. Internal Revenue Code also imposes on policyholders an excise tax on insurance and reinsurance premiums paid to foreign insurers or reinsurers with respect to risks located in the United States. The rates of tax applicable to premiums paid to Bermuda domiciled companies are 4 percent for insurance premiums and 1 percent for reinsurance premiums.

   There can be no assurance that new or additional legislation in the U.S. will not be proposed and enacted that has the effect of subjecting the Company's non-U.S. insurance subsidiaries, including its Lloyd's operations, to regulation in the U.S.

Tax Matters

  Corporate Income Tax

   ACE Limited is a Cayman Islands corporation that operates as a holding company with offices only in Bermuda and does not pay U.S. corporate income taxes (except certain withholding taxes) on the basis that it is not engaged in a trade or business in the U.S. However, there can be no assurance that the Internal Revenue Service (''IRS'') will not contend to the contrary. If ACE Limited were subject to U.S. income tax, there could be a material adverse effect on the Company's shareholders' equity and earnings. ACE Limited and its Bermuda-based insurance and reinsurance subsidiaries do not file U.S. income tax returns reporting income subject to U.S. income tax since they do not conduct business within the U.S. However, ACE Limited and its Bermuda-based insurance and reinsurance subsidiaries have filed protective tax returns reporting no U.S. income to preserve their ability to deduct their ordinary and necessary business expenses should the IRS successfully challenge their contention that none of their income is subject to a net income tax in the U.S.

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

   For the calendar year ended December 31, 2001, the Company believes that gross RPII of each of its insurance company subsidiaries was below 20 percent for the year. Although no assurances can be given, the Company anticipates that gross RPII of each of its non-U.S. insurance company subsidiaries will be less than 20 percent of each such subsidiary's gross insurance income for subsequent years and the Company will endeavor to take such steps as it determines to be reasonable to cause its gross RPII to remain below such level.

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

Employees

   At December 31, 2001, the Company employed a total of 7,676 persons. Approximately 1,100 of the Company's employees are represented by various collective bargaining agreements, all of which are outside the U.S., United Kingdom and Bermuda. Of these employees 385 are employed in Asia Pacific and 560 in Europe. The remaining employees are in various countries in Latin America.

                                    Australia
                      North           & New    Asia    Latin
             Bermuda America Europe  Zealand  Pacific America Total
             ------- ------- ------ --------- ------- ------- -----
               244    4,299  1,418     193     1,084    438   7,676

Item 2.  Properties

   The Company operates in the United States and in almost 50 countries around the world. During 2001, ACE Limited and ACE Bermuda moved into the new ACE Global Headquarters building in Hamilton, Bermuda. The Company continues to lease offices in Bermuda from a joint venture company in which the Company has a 40 percent interest. As part of the Company's acquisition of ACE INA, ACE assumed the lease of Two Liberty Place, in Philadelphia, which consists of approximately 1.25 million total square feet, and various other leases and properties in the U.S. and other countries. It is the Company's intention during 2002 to bring together all of the London-based staff of ACE Global Markets and ACE Europe in a new headquarters in London. The majority of all office facilities throughout the world that are occupied by the Company and its subsidiaries are leased. The Company is not dependent on its facilities to conduct business.

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

Item 4.  Submission Of Matters To A Vote Of Security Holders

   No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year covered by this report. A proxy statement was mailed to stockholders in December 2001 with respect to an Extraordinary Meeting of Shareholders ("EGM"). The EGM was held on January 22, 2002 at which time the stockholders voted on the following matters:

    a) Proposal to increase the number of authorized Ordinary Shares of the Company from 300 million shares to 500 million shares.

      The holders of 213,465,370 shares voted in favour, 1,828,531 voted against and 87,957 abstained.

    b) Proposal to increase the number of authorized Other Shares of the Company from 10 million shares to 20 million shares.

      The holders of 156,032,346 shares voted in favour, 38,547,831 voted against and 94,659 abstained.

                       EXECUTIVE OFFICERS OF THE COMPANY

   The table below sets forth the names, ages, positions and business experience of the executive officers of the Company.

Name                          Age Position
----                          --- --------

Brian Duperreault............ 54  Chairman, Chief Executive Officer & Director

Donald Kramer................ 64  Vice Chairman and Director

Dominic J. Frederico......... 48  President, Chief Operating Officer & Director, ACE Limited, Chairman,
                                  ACE INA

Evan G. Greenberg............ 47  Vice Chairman, ACE Limited and Chief Executive Officer, ACE Tempest
                                  Reinsurance Company Limited

Philip V. Bancroft........... 41  Chief Financial Officer

Peter N. Mear................ 57  General Counsel & Secretary

Robert A. Blee............... 39  Chief Accounting Officer

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

   Dominic J. Frederico has served as President and Chief Operating Officer of ACE and Chairman of ACE INA since November 1999. On November 16, 2001, Mr. Frederico was appointed to the Board of Directors. Mr. Frederico has also served as Chairman, President and Chief Executive Officer of ACE INA from May 1999 through November 1999. Mr. Frederico previously served as President of ACE Bermuda since July 1997, Executive Vice President, Underwriting since December 1996, and as Executive Vice President, Financial Lines from January 1995 to December 1996. Mr. Frederico served in various capacities at AIG in Europe and the U.S. from 1982 to January 1995, most recently as Senior Vice President and Chief Financial Officer of an AIG subsidiary, with multi-regional general management responsibilities.

   Evan G. Greenberg joined the ACE Group of Companies as Vice Chairman, ACE Limited, and Chief Executive Officer, ACE Tempest Re in November 2001. Mr. Greenberg was most recently President and Chief Operating Officer of AIG, a position he held from 1997 until 2000. From 1975 until 1997, Mr. Greenberg held a variety of senior management positions at AIG including Chief Operating Officer of AIU, AIG's Foreign General Insurance Organization, and President and Chief Executive Officer of AIU.

   Philip V. Bancroft was appointed to the position of Chief Financial Officer of ACE Limited in January 2002. For nearly 20 years, Mr. Bancroft worked for PricewaterhouseCoopers LLP. Most recently he served as partner-in-charge of the New York Regional Insurance Practice. Mr. Bancroft has been a Partner with PricewaterhouseCoopers LLP for 10 years.

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

                                    PART II

Item 5. Market for the Registrant's Ordinary Shares and Related Stockholder Matters

   (a) The Company's Ordinary Shares, par value $0.041666667 per share, have been listed on the New York Stock Exchange since March 25, 1993. The ticker symbol was changed to ACE from ACL on March 30, 2001. On January 22, 2002, the Company held an Extraordinary General Meeting whereby the shareholders of ACE Limited approved a proposal to increase the number of authorized Ordinary Shares from 300 million shares to 500 million shares. At the meeting, the shareholders also approved a proposal increasing the number of authorized Other Shares from 10 million shares to 20 million shares. The Other Shares may be issued in one or more classes or series with the terms, such as the dividend rates, voting rights, conversion rates, rights and terms of redemption and other rights, preferences and restrictions, established by the Board of Directors of the Company.

   The following table sets forth the high and low closing sales prices of the Company's Ordinary Shares per fiscal quarters, as reported on the New York Stock Exchange Composite Tape for the periods indicated:

                                                  2001          2000
                                              ------------- -------------
                                               High   Low    High   Low
                                              ------ ------ ------ ------
      Quarter ending March 31................ $41.25 $33.10 $22.88 $14.69
      Quarter ending June 30................. $39.89 $31.72 $30.44 $20.50
      Quarter ending September 30............ $38.71 $20.50 $39.75 $27.56
      Quarter ending December 31............. $40.27 $28.90 $43.56 $33.56

   The last reported sale price of the Ordinary Shares on the New York Stock Exchange Composite Tape on February 28, 2002 was $43.90.

   (b) The approximate number of record holders of Ordinary Shares as of February 28, 2002 was 1,886.

   (c) The following table represents dividends paid per share to shareholders of record on each of the following dates:

    Shareholders of Record as of:       Shareholders of Record as of:
         March 30, 2001.......... $0.13      March 31, 2000.......... $0.11
         June 29, 2001........... $0.15      June 30, 2000........... $0.13
         September 28, 2001...... $0.15      September 30, 2000...... $0.13
         December 31, 2001....... $0.15      December 29, 2000....... $0.13

   On September 12, 2000, the Company completed the sale of 12.25 million Ordinary Shares for net proceeds of approximately $400 million. On October 25, 2001, the Company completed the sale of 32.89 million Ordinary Shares for net proceeds of approximately $1.1 billion.

   ACE is a holding company whose principal source of income is investment income and dividends from its operating subsidiaries. The ability of the operating subsidiaries to pay dividends to ACE and the Company's ability to pay dividends to its shareholders are each subject to legal and regulatory restrictions. The declaration and payment of future dividends will be at the discretion of the Board of Directors and will be dependent upon the profits and financial requirements of the Company and other factors, including legal restrictions on the payment of dividends and such other factors as the Board of Directors deems relevant. See "Management's Discussion and Analysis of Results of Operations and Financial Condition Liquidity and Capital Resources" in the 2001 Annual Report to Shareholders filed with this Form 10-K.

Item 6.  Selected Financial Data

   Selected financial data for the three years ended December 31, 2001, 2000 and 1999, the three month period ended December 31, 1998, and the two years ended September 30, 1998 and 1997, is incorporated by reference to page 1 of the 2001 Annual Report to Shareholders filed in Exhibit 13.1 filed with this Form 10-K.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

   This item is incorporated by reference to pages 30 through 51 of the 2001 Annual Report to Shareholders filed in Exhibit 13.1 filed with this Form 10-K.

Item 7a.  Quantitative and Qualitative Disclosures about Market Risk

   This item is incorporated by reference to page 50 of the 2001 Annual Report to Shareholders filed in Exhibit 13.1 filed with this Form 10-K.

Item 8.  Financial Statements and Supplementary Data

   This item is incorporated by reference to pages 52 through 100 of the 2001 Annual Report to Shareholders filed in Exhibit 13.1 filed with this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   There have been no changes in nor any disagreements with accountants on accounting and financial disclosure within the two years ended December 31, 2001.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

   This item is incorporated by reference to the sections entitled "Election of Directors-Nominees for Election to Terms Expiring in 2005" and "Election of Directors-Directors Whose Terms of Office Will Continue After This Meeting" of the definitive proxy statement for the Annual General Meeting of Shareholders to be held on May 16, 2002, which involves the election of directors and will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

Item 11.  Executive Compensation

   This item is incorporated by reference to the section entitled "Executive Compensation" of the definitive proxy statement for the Annual General Meeting of Shareholders to be held on May 16, 2002, which will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

Item 12.  Security Ownership and Certain Beneficial Owners and Management

   This item is incorporated by reference to the section entitled "Beneficial Ownership of Ordinary Shares" of the definitive proxy statement for the Annual General Meeting of Shareholders to be held on May 16, 2002, which will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

Item 13.  Certain Relationships and Related Transactions

   This item is incorporated by reference to the section entitled "Election of Directors-Certain Business Relationships" of the definitive proxy statement for the Annual General Meeting of Shareholders to be held on May 16, 2002, which will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

                                    PART IV

Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8

   (a) Financial Statements, Schedules and Exhibits

    1. Financial Statements

   The following is a list of financial statements filed as part of this Report, all of which have been incorporated by reference to the material in the 2001 Annual Report to Shareholders as described under Item 8 of this Report

    -- Report of Independent Accountants
    -- Consolidated Balance Sheets at December 31, 2001 and 2000
    -- Consolidated Statements of Operations for the years ended December 31,
       2001, 2000 and 1999
    -- Consolidated Statements of Shareholders' Equity for the years ended
       December 31, 2001, 2000 and 1999
    -- Consolidated Statements of Comprehensive Income for the years ended
       December 31, 2001, 2000 and 1999
    -- Consolidated Statements of Cash Flows for the years ended December 31,
       2001, 2000 and 1999
    -- Notes to Consolidated Financial Statements.

    2. Financial Statement Schedules

   Included in Part IV of this report.

                                                                                        Schedule
                                                                                         Number  Page
                                                                                        -------- ----
--  Report of Independent Accountants on financial statement schedules included in
    Form 10-K..........................................................................           37
--  Summary of Investments.............................................................     I     38
--  Condensed financial information of the Registrant as of December 31, 2001 and 2000,
              and for the years ended December 31, 2001, 2000 and 1999.................    II     39
--  Supplemental information concerning Reinsurance....................................    IV     42
--  Supplemental information concerning Property/Casualty Operations...................    VI     43

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

   3.2 Articles of Association of the Company (Incorporated by reference to Exhibit 3.2 to Form 10-K for the year ended
       September 30, 1998)
   3.3 Special Resolutions adopted January 22, 2002 increasing the number of authorized Ordinary Shares and Other Shares
   4.1 Memorandum of Association of the Company (see Exhibit 3.1)
   4.2 Articles of Association of the Company (see Exhibit 3.2)
   4.3 Specimen certificate representing Ordinary Shares
   4.4 Form of the Declaration of Terms of Capital Re LLC 7.65% Cumulative Monthly Income Preferred Shares, Series A,
       January 24, 1994 (Incorporated by reference to Exhibit 4.2 to Capital Re's Registration Statement on Form S-3 (Reg.
       No. 33-72090))
   4.5 Form of Liability Assumption Agreement dated as of January 24, 1994, between Capital Re Corporation and Capital Re LLC
       (Incorporated by reference to Exhibit 99.2 to Capital Re's Registration Statement on Form S-3 (Reg. No. 33-72090))
   4.6 Form of Loan Agreement dated as of January 24, 1994, between Capital Re Corporation and Capital Re LLC (Incorporated
       by reference to Exhibit 99.1 to Capital Re's Registration Statement on Form S-3 (Reg. No. 33-72090))
   4.7 Form of Payment and Guarantee Agreement dated as of January 24, 1999, by Capital Re Corporation and Capital Re LLC
       (Incorporated by reference to Exhibit 4.1 to Capital Re's Registration Statement on Form S-3 (Reg. No. 33-72090))
 10.1* ACE Limited Annual Performance Incentive Plan (Incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 of the Company (No. 33-57206))
 10.2* ACE Limited Equity Linked Incentive Plan (Incorporated by reference to Exhibit 10.14 to the Registration Statement on
       Form S-1 of the Company (No. 33-57206))
 10.3* Amendment to ACE Limited Equity Linked Incentive Plan (Incorporated by reference to Exhibit 10.15 to the Registration
       Statement on Form S-1 of the Company (No. 33-57206))
 10.4* Form of restricted stock award dated August 24, 1993, to ACE Limited Directors (Incorporated by reference to Exhibit 10.39 to Form 10-K of the Company for the year ended September 30, 1993)
 10.5* Employment Agreement, dated October 1, 1994, between ACE Limited and Brian Duperreault (Incorporated by reference to
       Exhibit 10.42 to Form 10-K of the Company for the year ended September 30, 1994)
 10.6* Employment Agreement, dated January 9, 1995, between ACE Limited and Dominic J. Frederico (Incorporated by reference to Exhibit 10.45 to Form 10-K of the Company for the year ended September 30, 1995)
 10.7* Second amendment to ACE Limited Equity Linked Incentive Plan (Incorporated by reference to Exhibit 10.45 to Form 10-K of the Company for the year ended September 30, 1995)
 10.8* Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.36 to Form 10-Q of the Company for the quarter ended March 31, 1996)
 10.9* ACE Limited 1996 Tempest Replacement Option Plan (Incorporated by reference to Exhibit 10.24 to Form 10-K of the
       Company for the year ended September 30, 1996)
10.10* Third Amendment to Equity Linked Incentive Plan-Stock Appreciation Right Plan (Incorporated by reference to
       Exhibit 10.28 to Form 10-Q of the Company for the quarter ended March 31, 1997)
10.11* ACE Limited Elective Deferred Compensation Plan (Incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company for the quarter ended December 31, 1997)
10.12* ACE Limited Rules of the Approved U.K. Stock Option Program (Incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company for the quarter ended December 31, 1997)
 10.13 ACE US Holdings, Inc. Credit Sensitive Senior Notes due 2008 Indenture dated as of October 27, 1998 (Incorporated by reference to Exhibit 10.37 of Form 10-K of the Company for the year ended September 30, 1998)
10.14* ACE Limited Rules of the Approved U.K. Stock Option Program (Incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company for the quarter ended December 31, 1997)
 10.15 Information Technology Services Agreement, dated as of June 29, 1999, among ACE INA Holdings Inc. and International
       Business Machines Corporation (Incorporated by reference to Exhibit 99.1 of the Form 8-K current report (Date of earliest event reported: July 2, 1999))

 10.16 Remarketing and Contingent Purchase Agreement, dated June 30, 1999, among ACE Limited, ACE INA Holdings Inc., ACE RHINOS
       Trust and Banc of America Securities LLC (Incorporated by reference to Exhibit 99.2 of the Form 8-K current report (Date of earliest event reported: July 2, 1999))
 10.17 Indenture, dated as of June 15, 1999, between ACE RHINOS Trust, Holdings and The First National Bank of Chicago, as
       Trustee (Incorporated by reference to Exhibit 99.4 of the Form 8-K current report (Date of earliest event reported: July
       2, 1999))
 10.18 Supplemental Indenture, dated as of June 30, 1999, between ACE RHINOS Trust, Holdings and The First National Bank of
       Chicago, as Trustee (Incorporated by reference to Exhibit 99.5 of the Form 8-K current report (Date of earliest event reported: July 2, 1999))
 10.19 Senior Indenture, dated as of August 1, 1999, among ACE INA Holdings, Inc., ACE Limited and Bank One, NA (formerly The
       First National Bank of Chicago), as trustee (Incorporated by reference to Exhibit 4.5 to registration statement on
       Form S-1 of the Company (No. 333-78841))
10.20* ACE Limited 1999 Replacement Long Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Form 10-Q of the
       Company for the quarter ended September 30, 1999)
 10.21 Indenture, dated as of November 30, 1999, among ACE INA Holdings, Inc. and Bank One Trust Company, N.A., as trustee
       (Incorporated by reference to Exhibit 10.38 to Form 10-K of the Company for the year ended December 31, 1999)
 10.22 Supplemental Indenture No. 1, dated as of December 6, 1999, among ACE INA Holdings, Inc. and Bank One Trust Company,
       N.A., as trustee (Incorporated by reference to Exhibit 10.39 to Form 10-K of the Company for the year ended December 31,
       1999)
 10.23 Amended and Restated Trust Agreement, dated December 20, 1999, among ACE INA Holdings, Inc., Bank One Trust Company,
       National Association, as property trustee, Bank One Delaware Inc., as Delaware trustee and the administrative trustees named therein (Incorporated by reference to Exhibit 10.40 to Form 10-K of the Company for the year ended December 31,
       1999)
 10.24 Indenture, dated as of December 1, 1999, among ACE INA Holdings, Inc., ACE Limited and Bank One Trust Company, National
       Association (Incorporated by reference to Exhibit 10.41 to Form 10-K of the Company for the year ended December 31, 1999)
 10.25 Common Securities Guarantee Agreement, dated as of December 20, 1999 (Incorporated by reference to Exhibit 10.42 to Form
       10-K of the Company for the year ended December 31, 1999)
 10.26 Preferred Securities Guarantee Agreement, dated as of December 20, 1999 (Incorporated by reference to Exhibit 10.43 to
       Form 10-K of the Company for the year ended December 31, 1999)
10.27* Consulting Agreement dated as of January 1, 2000, between Kramer Capital Corp. and the Company (Incorporated by reference to Exhibit 10.46 to Form 10-K of the Company for the year ended December 31, 1999)
10.28* Promissory note from Dominic Frederico (Incorporated by reference to Exhibit 10.47 to Form 10-K of the Company for the
       year ended December 31, 1999)
 10.29 $75 million Credit Facility (subsequently amended to $100 million) between Capital Re Company, Various Banks and Deutsche
       Bank AG, as Agent (Incorporated by reference to Exhibit 4.09 to the Annual Report on Form 10-K for Capital Re Corporation
       for the fiscal year ended December 31, 1994 (Comm. File No. 1-10995))
 10.30 Reimbursement Agreement dated as of September 8, 1999, among ACE Limited, ACE Bermuda Insurance Ltd., ACE Tempest
       Reinsurance Ltd., (formerly known as Tempest Reinsurance Company Limited), as account parties, various banks, financial institutions and other institutional lenders, Mellon Bank, N.A., as issuing bank, Deutsche Bank of AG, New York and/or
       Cayman Islands Branches and Fleet National Bank as documentation agents, and Mellon Bank, N.A. as administrative agent
       (Incorporated by reference to Exhibit 10.52 to Form 10-K of the Company for the year ended December 31, 1999)
10.31* ACE Limited 1999 Replacement Stock Plan (Incorporated by reference to Exhibit 10.54 to Form 10-K of the Company for the
       year ended December 31, 1999)
 10.32 Amendment dated as of January 27, 1998, to $100 Million Credit Facility between Capital Reinsurance Company, Various
       Banks and Deutsche Bank AG, as Agent (Incorporated by reference to Exhibit 4.11 to Form 10-K for the year ended December
       31, 1997 for Capital Re Corporation (Comm. File No. 1-10995))
 10.33 Amendment dated as of March 22, 1999, to $100 Million Credit Facility between Capital Reinsurance Company, Various Banks and Deutsche Bank AG, as Agent (Incorporated by reference to Exhibit 4.11 to Form 10-K for the year ended December 31,
       1998 for Capital Re Corporation (Comm. File No. 1-10995))

 10.34 Purchase Contract Agreement, dated as of April 12, 2000, between ACE Limited and The Bank of New York, acting as purchase contract agent for the Holders of Securities (Incorporated by reference to Exhibit 10.2 to Form 10-Q of the
       Company for the quarter ended March 31, 2000)
 10.35 Remarketing Agreement, dated as of April 12, 2000, among ACE Limited, The Bank of New York and Merrill Lynch & Co.,
       Merrill Lynch, Pierce, Fenner & Smith Incorporated (Incorporated by reference to Exhibit 10.3 to Form 10-Q of the Company for the quarter ended March 31, 2000)
 10.36 Pledge Agreement, dated as of April 12, 2000, among ACE Limited; The Bank of New York, as Collateral Agent, Custodial
       Agent and Securities Intermediary; and The Bank of New York, as Purchase Contract Agent (Incorporated by reference to
       Exhibit 10.4 to Form 10-Q of the Company for the quarter ended March 31, 2000)
10.37* ACE USA Officer Deferred Compensation Plan (as amended through January 1, 2000) (Incorporated by reference to
       Exhibit 10.5 to Form 10-Q of the Company for the quarter ended March 31, 2000)
10.38* ACE USA Supplemental Employee Retirement Savings Plan (Incorporated by reference to Exhibit 10.6 to Form 10-Q of the
       Company for the quarter ended March 31, 2000)
 10.39 Amendment to Reimbursement Agreement dated as of March 15, 2000, among ACE Limited, ACE Bermuda Insurance Ltd.,
       ACE Tempest Reinsurance Ltd. (formerly known as Tempest Reinsurance Company Limited), Deutsche Bank AG, New
       York and/or Cayman Islands Branches and Fleet National Bank as Documentation Agents, and Mellon Bank, as Issuing Bank
       and Administrative Agent. (Incorporated by reference to Exhibit 10.9 to Form 10-Q of the Company for the quarter ended
       March 31, 2000)
 10.40 Amended and Restated Five Year Credit Agreement among ACE Limited, ACE Bermuda Insurance Company Ltd., ACE
       INA Holdings, Inc. and ACE Financial Services, Inc., Mellon Bank, N.A., Bank of America, N.A. and The Chase Manhattan
       Bank, dated May 8, 2000 (Incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company for the quarter ended
       June 30, 2000)
 10.41 Amended and Restated 364 Day Credit Agreement among ACE Limited, ACE Bermuda Insurance Ltd., ACE Tempest
       Reinsurance Ltd. (formerly known as Tempest Reinsurance Company Limited). ACE INA Holdings Inc., ACE Guaranty Re
       Inc., Bank of America, N.A., The Chase Manhattan Bank and Morgan Guaranty Trust Company of New York dated May 8,
       2000 (Incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company for the quarter ended June 30, 2000)
 10.42 Third Amendment to Reimbursement Agreement amends the Reimbursement Agreement, dated as of September 8, 1999, and amended as of November 30, 1999 and as of March 15, 2000, among ACE Limited, ACE Bermuda Insurance Ltd., ACE
       Tempest Reinsurance Ltd. (formerly known as Tempest Reinsurance Company Limited), Deutsche Bank AG, New York and/
       or Cayman Islands Branches and Fleet National Bank, as Documentation Agents, and Mellon Bank, N.A dated September 1,
       2000 (Incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company for the quarter ended September 30, 2000)
 10.43 Fourth Amendment to Reimbursement Agreement which amends the Reimbursement Agreement, dated as of September 8,
       1999, and amended as of November 30, 1999, as of March 15, 2000 and as of September 1, 2000, among ACE Limited, ACE
       Bermuda Insurance Ltd., ACE Tempest Reinsurance Ltd. (formerly known as Tempest Reinsurance Company Limited),
       Deutsche Bank AG, New York and/or Cayman Islands Branches and Fleet National Bank, as Documentation Agents, and
       Mellon Bank, N.A., as Issuing Bank and Administrative Agent dated as of October 5, 2000 (Incorporated by reference to
       Exhibit 10.3 to Form 10-Q of the Company for the quarter ended September 30, 2000)
 10.44 The first amendment which amends the Amended and Restated Five Year Credit Agreement dated as of May 8, 2000, among
       ACE Limited, ACE Bermuda Insurance Ltd., ACE Tempest Reinsurance Ltd. (formerly known as Tempest Reinsurance
       Company Limited), ACE INA Holdings Inc. and ACE Financial Services, Inc., various financial institutions, and Morgan
       Guaranty Trust Company of New York, as administrative agent dated as of October 23, 2000 (Incorporated by reference to
       Exhibit 10.4 to Form 10-Q of the Company for the quarter ended September 30, 2000)
 10.45 The first amendment which amends the Amended and Restated 364-Day Credit Agreement dated as of May 8, 2000, among
       ACE Limited, ACE Bermuda Insurance Ltd., ACE Tempest Reinsurance Ltd. (formerly known as Tempest Reinsurance
       Company Limited), ACE INA Holdings Inc. and ACE Guaranty Re Inc., various financial institutions and Morgan Guaranty
       Trust Company of New York ("MGT"), as administrative agent dated as of October 23, 2000 (Incorporated by reference to
       Exhibit 10.5 to Form 10-Q of the Company for the quarter ended September 30, 2000)
10.46* First Amendment to ACE Limited Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.59 to Form 10-K of the Company for the year ended December 31, 2000)
 10.47 Amendment and Restatement Agreement relating to a Letter of Credit Facility Agreement dated November 17, 2000 among
       ACE Limited, ACE Bermuda Insurance Ltd., Citibank, N.A., as arranger, Barclays Bank plc and ING Barings, as co-arrangers and Citibank International plc, as agent (Incorporated by reference to Exhibit 10.61 to Form 10-K of the
       Company for the year ended December 31, 2000)

10.48* Promissory Note dated January 9, 2001 from Dominic J. Frederico (Incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company for the quarter ended March 31, 2001)
 10.49 Amended and Restated Credit Agreement dated as of April 6, 2001 among ACE Limited, ACE Bermuda Insurance Ltd., ACE Tempest
       Reinsurance Ltd., ACE INA Holdings, Inc. and ACE Guaranty Re Inc., certain lenders, JP Morgan, a division of Chase
       Securities, Inc., as Lead Arranger and Bookrunner, Bank of America, N.A., Barclays Bank PLC and Fleet National Bank, as
       Co-Syndication Agents and Morgan Guaranty Company of New York, as Administrative Agent. (Incorporated by reference to
       Exhibit 10.2 to Form 10-Q of the Company for the quarter ended March 31, 2001)
10.50* ACE Limited 1998 Long-Term Incentive Plan (as amended through the Second Amendment) (Incorporated by reference to Exhibit
       10.3 to Form 10-Q of the Company for the quarter ended March 31, 2001)
10.51* The Compromise Agreement dated May 16, 2001 between ACE and John Charman (Incorporated by reference to Exhibit 10.1 to
       Form 10-Q of the Company for the quarter ended June 30, 2001)
10.52* The ACE Limited 1995 Outside Directors Plan (as amended through the Fourth Amendment) (Incorporated by reference to
       Exhibit 10.2 to Form 10-Q of the Company for the quarter ended June 30, 2001)
10.53* The ACE Limited 1995 Long Term Incentive Plan (as amended through the Second Amendment) (Incorporated by reference to
       Exhibit 10.3 to Form 10-Q of the Company for the quarter ended June 30, 2001)
10.54* ACE Limited Supplemental Retirement Plan (as amended and restated effective July 1, 2001) (Incorporated by reference to
       Exhibit 10.1 to Form 10-Q of the Company for the quarter ended September 30, 2001)
 10.55 Reimbursement Agreement dated August 24, 2001 among ACE Limited, certain subsidiaries, various lenders and First Union
       National Bank (Incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company for the quarter ended September 30,
       2001)
 10.56 Second Amendment dated as of October 23, 2001, amending the Amended and Restated 364-day Credit Agreement dated as of May
       8, 2000, as amended as of October 23, 2000 and amended and restated as of April 6, 2001 among ACE Limited, certain subsidiaries, various lenders and Morgan Guaranty Trust Company of New York (Incorporated by reference to Exhibit 10.3 to
       Form 10-Q of the Company for the quarter ended September 30, 2001)
 10.57 Second Amendment dated as of October 23, 2001, amending the Amended and Restated Five Year Credit Agreement dated as of
       May 8, 2000, and as amended as of October 23, 2000 among ACE Limited, certain subsidiaries, various lenders and Morgan
       Guaranty Trust Company of New York (Incorporated by reference to Exhibit 10.4 to Form 10-Q of the Company for the quarter ended September 30, 2001)
 10.58 First Amendment dated as of October 23, 2001 amending the Reimbursement Agreement dated as of August 24, 2001 among ACE
       Limited, certain subsidiaries, various lenders and First Union National Bank (Incorporated by reference to Exhibit 10.6 to
       Form 10-Q of the Company for the quarter ended September 30, 2001)
 10.59 Amended and Restated Rights Agreement between ACE Limited and Mellon Investor Services LLC, Rights Agent, dated as of
       December 20, 2001
10.60* First Amendment to ACE Ltd. Elective Deferred Compensation Plan, effective as of January 1, 2001
10.61* ACE Limited Employee Retirement Plan, as amended and restated effective July 1, 2001 and further amended through December
       28, 2001
 10.62 Second Amendment and Restatement dated as of November 21, 2001 amending and restating a letter of credit facility agreement dated as of November 19, 1999 and amended November 17, 2000 (and further amended as of October 23, 2001) among
       ACE Limited, ACE Bermuda Insurance Ltd., Citibank, N.A. as arranger, Barclays Bank plc and ING Barings, as co-arrangers, and Citibank International plc, as agent and trustee and certain financial institutions
 10.63 Reimbursement Agreement for $500,000,000 Secured Letter of Credit Facility dated as of December 20, 2001 among ACE
       Limited, certain subsidiaries, various lenders and First Union National Bank
  13.1 Pages 1 and 30 through 100 of the 2001 Annual Report to Shareholders
  21.1 Subsidiaries of the Company
  23.1 Consent of PricewaterhouseCoopers LLP

*  Management Contract or Compensation Plan

   (b) Reports on Form 8-K

   The Company filed a Form 8-K current report (date of earliest event reported: December 20, 2001) pertaining to ACE Limited's announcement that it will change its transfer agent for Ordinary Shares from The Bank of New York to Mellon Investor Services LLC, effective as of the close of business on December 31, 2001.

   The Company filed a Form 8-K current report (date of earliest event reported: January 8, 2002) pertaining to the announcement of an earnings advisory on fourth quarter results and the appointment of Philip V. Bancroft as Chief Financial Officer of ACE Limited.

           REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT
                        SCHEDULES INCLUDED IN FORM 10-K

   Our report on the consolidated financial statements of ACE LIMITED AND SUBSIDIARIES has been incorporated by reference in this Form 10-K from page 53 of the 2001 Annual Report to Shareholders of ACE Limited. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in item 14 of this Form 10-K.

   In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as whole, present fairly, in all material respects, the information required to be included therein.

                                          PRICEWATERHOUSECOOPERS LLP

New York, New York
February 13, 2002

                                  SCHEDULE I

       SUMMARY OF INVESTMENTS--OTHER THAN INVESTMENTS IN RELATED PARTIES

                         ACE LIMITED AND SUBSIDIARIES
                               December 31, 2001

                                                                               Amount at
                                                       Cost or                which shown
                                                      Amortized              in the balance
                                                        Cost     Fair Value      sheet
                                                     ----------- ----------- --------------
                                                         (in thousands of U.S. dollars)
Fixed maturities:
Bonds:
   U.S. Treasury and agency......................... $ 1,314,524 $ 1,344,076  $ 1,344,076
   Non-U.S. governments.............................   1,403,053   1,428,977    1,428,977
   Corporate securities.............................   6,687,887   6,743,090    6,743,090
   Mortgage-backed securities.......................   2,272,111   2,322,951    2,322,951
   States, municipalities and political subdivision.   1,116,869   1,161,071    1,161,071
                                                     ----------- -----------  -----------
       Total fixed maturities.......................  12,794,444  13,000,165   13,000,165
                                                     =========== ===========  ===========
Equity securities:
Common stock:
   Public utilities.................................     164,108     163,931      163,931
   Banks, trust and insurance companies.............      50,698      48,094       48,094
   Industrial, miscellaneous and all other..........     298,470     253,396      253,396
Non redeemable preferred stock......................       2,752       2,145        2,145
                                                     ----------- -----------  -----------
       Total equity securities......................     516,028     467,566      467,566
                                                     ----------- -----------  -----------
Other investments...................................     569,045     591,006      591,006
                                                     ----------- -----------  -----------
Short-term investments and cash.....................   1,877,176   1,877,176    1,877,176
                                                     ----------- -----------  -----------

       Total investments and cash................... $15,756,693 $15,935,913  $15,935,913
                                                     =========== ===========  ===========

                                  SCHEDULE II

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         ACE LIMITED AND SUBSIDIARIES

                     BALANCE SHEETS (Parent Company Only)
                          December 31, 2001 and 2000

                                                                   2001            2000
                                                              ----------       ----------
                                                              (in thousands of U.S. dollars)
Assets
Investments and cash
   Investments in subsidiaries and affiliate on equity basis. $5,621,604       $4,975,663
   Fixed maturities..........................................    335,909          402,491
   Short-term investments....................................    120,892            3,247
   Other investments, at cost................................        270           27,715
   Cash......................................................     32,525           46,516
                                                              ----------       ----------
       Total investments and cash............................  6,111,200        5,455,632
Due from subsidiaries and affiliates, net....................    348,372          318,806
Other assets.................................................     64,570           27,404
                                                              ----------       ----------
       Total assets.......................................... $6,524,142       $5,801,842
                                                              ==========       ==========
Liabilities
Accounts payable and accrued liabilities..................... $   64,341       $   37,454
Dividends payable............................................     42,044           33,127
                                                              ----------       ----------
       Total liabilities.....................................    106,385           70,581
                                                              ----------       ----------
Mezzanine equity.............................................    311,050          311,050
                                                              ----------       ----------
Shareholders' equity
Ordinary Shares..............................................     10,828            9,681
Additional paid-in capital...................................  3,710,698        2,637,085
Unearned stock grant compensation............................    (37,994)         (29,642)
Deferred compensation obligation.............................     16,497           14,597
Retained earnings............................................  2,321,576        2,733,633
Accumulated other comprehensive income.......................    101,599           69,454
Ordinary shares issued to employee trust.....................    (16,497)         (14,597)
                                                              ----------       ----------
       Total shareholders' equity............................  6,106,707        5,420,211
                                                              ----------       ----------
Total liabilities, mezzanine equity and shareholders' equity. $6,524,142       $5,801,842
                                                              ==========       ==========

                             SCHEDULE II (Cont'd.)

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         ACE LIMITED AND SUBSIDIARIES

                STATEMENTS OF OPERATIONS (Parent Company Only)
             For the years ended December 31, 2001, 2000 and 1999

                                                                2001       2000      1999
                                                              ---------  --------  --------
                                                              (in thousands of U.S. dollars)
Revenues
   Investment income, including intercompany interest income. $  70,075  $ 36,841  $ 33,877
   Equity in net income of subsidiaries and affiliate........  (136,456)  575,032   400,623
   Net realized loss on investments..........................   (13,524)   (1,623)   (9,354)
                                                              ---------  --------  --------
                                                                (79,905)  610,250   425,146
Expenses
   Administrative and other expenses.........................   (66,509)  (67,268)  (60,183)
                                                              ---------  --------  --------
       Net income (loss)..................................... $(146,414) $542,982  $364,963
                                                              =========  ========  ========

                             SCHEDULE II (Cont'd.)

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         ACE LIMITED AND SUBSIDIARIES

                STATEMENTS OF CASH FLOWS (Parent Company Only)
             For the years ended December 31, 2001, 2000 and 1999

                                                                         2001        2000        1999
                                                                      -----------  ---------  -----------
                                                                         (in thousands of U.S. Dollars)
Cash flows from operating activities
   Net income (loss)................................................. $  (146,414) $ 542,982  $   364,963
   Adjustments to reconcile net income to net cash provided by operating activities
       Equity in net income of subsidiaries and affiliate............     136,456   (575,032)    (400,623)
       Net realized gains (losses) on investments....................      13,524      1,623        9,354
       Amortization of premium/discounts on fixed maturities.........        (432)      (764)      (3,176)
       Amounts due to subsidiaries and affiliate, net................     153,553     (6,914)    (113,634)
       Accounts payable and accrued liabilities......................      26,887     (5,525)      37,808
       Accrued interest on advances from affiliate...................     (31,846)   (14,831)     (15,353)
       Other.........................................................     (38,300)     9,437      (19,430)
                                                                      -----------  ---------  -----------
          Net cash flows from (used for) operating activities........     113,428    (49,024)    (140,091)
                                                                      -----------  ---------  -----------
Cash flow from investing activities
       Purchases of fixed maturities.................................    (125,733)  (618,049)    (402,079)
       Sales of fixed maturities.....................................      94,689    449,766      467,010
       Other investments.............................................      (1,009)       135       (6,837)
       Dividends received from subsidiaries..........................     338,873    101,147      966,000
       Capitalization of subsidiaries................................  (1,101,000)   (27,103)  (1,160,351)
       Advances to affiliate.........................................  (1,320,100)  (157,435)    (400,000)
       Repayment of advances to (from) affiliate.....................     625,000    307,435      (20,039)
       Intercompany sale of subsidiaries.............................          --     82,244           --
                                                                      -----------  ---------  -----------
          Net cash from (used for) investing activities..............  (1,489,280)   138,140     (556,296)
                                                                      -----------  ---------  -----------
Cash flows from financing activities
       Dividends paid on Ordinary Shares.............................    (128,745)  (106,459)     (77,836)
       Dividends paid on FELINE PRIDES...............................     (25,666)   (15,254)
       Proceeds from bank debt.......................................          --    289,008      424,886
       Proceeds from exercise of options for shares..................      32,666     31,335        5,672
       Repayment of bank debt........................................          --   (713,894)          --
       Proceeds from shares issued under ESPP........................       6,074      1,234        1,151
       Advances from affiliates......................................     945,100    125,000      330,513
       Proceeds from issuance of FELINE PRIDES.......................          --    311,050           --
       Net proceeds from issuance of Ordinary Shares.................   1,135,878    400,320           --
       Loan repayments...............................................    (424,000)  (370,513)          --
       Issuance costs of FELINE PRIDES...............................          --     (9,884)          --
       Repurchase of Ordinary Shares.................................    (179,446)        --           --
                                                                      -----------  ---------  -----------
          Net cash from (used for) financing activities..............   1,361,861    (58,057)     684,386
                                                                      -----------  ---------  -----------
Net increase (decrease) in cash......................................     (13,991)    31,059      (12,001)
Cash-beginning of year...............................................      46,516     15,457       27,458
                                                                      -----------  ---------  -----------
Cash-end of year..................................................... $    32,525  $  46,516  $    15,457
                                                                      ===========  =========  ===========

                                  SCHEDULE IV

                         ACE LIMITED AND SUBSIDIARIES

                SUPPLEMENTAL INFORMATION CONCERNING REINSURANCE

             For the years ended December 31, 2001, 2000 and 1999
                        (in thousands of U.S. dollars)

          Premiums Written
                               Ceded to other  Assumed from
                 Direct Amount   companies    other companies Net Amount
                 ------------- -------------- --------------- ----------
           2001   $7,629,233     $3,801,748     $2,536,129    $6,363,614
           2000   $6,093,151     $2,707,417     $1,493,620    $4,879,354
           1999   $3,015,176     $1,373,809     $  853,981    $2,495,348

                                  SCHEDULE VI

                         ACE LIMITED AND SUBSIDIARIES

       SUPPLEMENTARY INFORMATION CONCERNING PROPERTY/CASUALTY OPERATIONS
             For the years ended December 31, 2001, 2000 and 1999
                        (in thousands of U.S. dollars)

                                                                      Net Losses and Loss
                        Net Reserves                                   Expenses Incurred   Amortization
             Deferred    for Unpaid                                        Related to      of Deferred   Net Paid
              Policy     Losses and                Net        Net     -------------------     Policy    Losses and    Net
            Acquisition     Loss      Unearned   Premiums  Investment  Current    Prior    Acquisition     Loss     Premiums
               Costs      Expenses    Premium     Earned     Income     Year      Year        Costs      Expenses   Written
            ----------- ------------ ---------- ---------- ---------- ---------- --------  ------------ ---------- ----------
2001.......  $677,776   $10,339,014  $3,852,019 $5,510,897  $776,461  $4,457,986 $ 94,470    $776,812   $3,776,354 $5,995,924
2000.......  $572,757   $ 9,330,950  $3,035,288 $4,534,763  $770,855  $2,996,429 $(60,364)   $650,741   $3,836,281 $4,879,354
1999.......  $514,425   $ 8,908,817  $2,428,828 $2,485,737  $493,337  $1,601,278 $ 38,265    $338,076   $2,426,486 $2,495,348

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             ACE LIMITED

                                             By:
                                                 /S/  PHILIP V. BANCROFT
                                               ---------------------------------
                                                     Philip V. Bancroft
                                                   Chief Financial Officer

March 15, 2002

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                       Title                  Date
          ---------                       -----                  ----

   /S/  BRIAN DUPERREAULT     Chairman, Chief Executive     March 15, 2002
-----------------------------   Officer; Director
      Brian Duperreault

   /S/  PHILIP V. BANCROFT    Chief Financial Officer       March 15, 2002
-----------------------------   (Principal Financial
     Philip V. Bancroft         Officer)

     /S/  ROBERT A. BLEE      Chief Accounting Officer      March 15, 2002
-----------------------------   (Principal Accounting
       Robert A. Blee           Officer)

     /S/  DONALD KRAMER       Vice Chairman; Director       March 15, 2002
-----------------------------
        Donald Kramer

  /S/  DOMINIC J. FREDERICO   President, Chief Operating    March 15, 2002
-----------------------------   Officer; Director
    Dominic J. Frederico

    /S/  MICHAEL G. ATIEH     Director                      March 15, 2002
-----------------------------
      Michael G. Atieh

   /S/  BRUCE L. CROCKETT     Director                      March 15, 2002
-----------------------------
      Bruce L. Crockett

  /S/  ROBERT M. HERNANDEZ    Director                      March 15, 2002
-----------------------------
     Robert M. Hernandez

      /S/  JOHN A. KROL       Director                      March 15, 2002
-----------------------------
        John A. Krol

   /S/  ROBERTO G. MENDOZA    Director                      March 15, 2002
-----------------------------
     Roberto G. Mendoza

     /S/  PETER MENIKOFF      Director                      March 15, 2002
-----------------------------
       Peter Menikoff

          Signature                       Title                  Date
          ---------                       -----                  ----

     /S/  THOMAS J. NEFF      Director                      March 15, 2002
-----------------------------
       Thomas J. Neff

      /S/  ROBERT RIPP        Director                      March 15, 2002
-----------------------------
         Robert Ripp

    /S/  WALTER A. SCOTT      Director                      March 15, 2002
-----------------------------
       Walter A. Scott

   /S/  DERMOT F. SMURFIT     Director                      March 15, 2002
-----------------------------
      Dermot F. Smurfit

    /S/  ROBERT W. STALEY     Director                      March 15, 2002
-----------------------------
      Robert W. Staley

     /S/  GARY M. STUART      Director                      March 15, 2002
-----------------------------
       Gary M. Stuart

    /S/  SIDNEY F. WENTZ      Director                      March 15, 2002
-----------------------------
       Sidney F. Wentz