Form 10-Q
period 2002-03-31
ACE LTD
filed 2002-05-15
CIK 896159

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549


                                 FORM 10-Q



(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the Quarterly Period Ended March 31, 2002

                                     OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from __________ to __________



Commission File No. 1-11778       I.R.S. Employer Identification No. 98-0091805



                                ACE LIMITED
                    (Incorporated in the Cayman Islands)
                          ACE Global Headquarters
                            17 Woodbourne Avenue
                               Hamilton HM 08
                                  Bermuda

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


                     YES     X              NO
                         ----------             ---------


The number of registrant's Ordinary Shares ($0.041666667 par value) outstanding as of May 9, 2002 was 262,204,835.

                                ACE LIMITED

                             INDEX TO FORM 10-Q



Part I.  FINANCIAL INFORMATION
                                                                        Page No.
Item 1.  Financial Statements:

         Consolidated Balance Sheets
                  March 31, 2002 (Unaudited) and December 31, 2001          3

         Consolidated Statements of Operations (Unaudited)
                  Three Months Ended March 31, 2002 and 2001                4

         Consolidated Statements of Shareholders' Equity (Unaudited)
                  Three Months Ended March 31, 2002 and 2001                5

         Consolidated Statements of Comprehensive Income (Unaudited)
                  Three Months Ended March 31, 2002 and 2001                7

         Consolidated Statements of Cash Flows (Unaudited)
                  Three Months Ended March 31, 2002 and 2001                8

         Notes to Interim Consolidated Financial Statements (Unaudited)     9

Item 2.  Management's Discussion and Analysis of Results
          of Operations and Financial Condition                            26



Part II.  OTHER INFORMATION

Item 5.  Other Information                                                 48

Item 6.  Reports on Form 8-K                                               48

                                    ACE LIMITED AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS

                                                                    March 31          December 31
                                                                      2002                2001
                                                                ---------------      --------------
                                                                  (Unaudited)

                                                                   (in thousands of U.S. dollars
                                                                 except share and per share data)
Assets
Investments and cash
Fixed maturities available for sale, at fair value
  (amortized cost - $12,945,691 and $12,794,444)                 $  13,036,688       $  13,000,165
Equity securities, at fair value (cost - $557,737 and $516,028)        513,528             467,566
Short-term investments, at fair value                                1,401,308           1,205,795
Other investments, (cost - $523,581 and $569,045)                      551,809             591,006
Cash                                                                   820,009             671,381
                                                                 --------------      --------------
      Total investments and cash                                    16,323,342          15,935,913

Accrued investment income                                              218,264             213,821
Insurance and reinsurance balances receivable                        3,161,734           2,521,562
Accounts and notes receivable                                          235,278             242,724
Reinsurance recoverable                                             11,370,444          11,398,446
Deferred policy acquisition costs                                      725,070             679,281
Prepaid reinsurance premiums                                         1,462,510           1,222,795
Goodwill                                                             2,772,276           2,772,094
Deferred tax assets                                                  1,239,506           1,250,835
Other assets                                                           978,864             949,293
                                                                 --------------      --------------
         Total assets                                            $  38,487,288       $  37,186,764
                                                                 ==============      ==============

Liabilities
Unpaid losses and loss expenses                                  $  20,514,757       $  20,728,122
Future policy benefits for life and annuity contracts                  404,593             382,730
Unearned premiums                                                    4,675,459           3,853,429
Premiums received in advance                                            45,052              57,486
Insurance and reinsurance balances payable                           1,717,338           1,418,001
Contract holder deposit funds                                           96,859             101,187
Accounts payable, accrued expenses and other liabilities             1,352,935           1,466,127
Dividends payable                                                       42,350              42,044
Short-term debt                                                        399,329             495,408
Long-term debt                                                       1,848,641           1,349,473
Trust preferred securities                                             875,000             875,000
                                                                 --------------      --------------
          Total liabilities                                         31,972,313          30,769,007
                                                                 --------------      --------------
Commitments and contingencies

Mezzanine equity                                                       311,050             311,050
                                                                 --------------      --------------

Shareholders' equity
Ordinary Shares ($0.041666667 par value, 300,000,000
  shares authorized; 261,897,433 and 259,861,205
  shares issued and outstanding)                                        10,912              10,828
Additional paid-in capital                                           3,767,727           3,710,698
Unearned stock grant compensation                                      (64,941)            (37,994)
Retained earnings                                                    2,473,681           2,321,576
Deferred compensation obligation                                        18,850              16,497
Accumulated other comprehensive income                                  16,546             101,599
Ordinary Shares issued to employee trust                               (18,850)            (16,497)
                                                                 --------------      --------------
         Total shareholders' equity                                  6,203,925           6,106,707
                                                                 --------------      --------------
         Total liabilities, mezzanine
               equity and shareholders' equity                   $  38,487,288       $  37,186,764
                                                                 ==============      ==============

               See accompanying notes to the interim consolidated financial statements


                                ACE LIMITED AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                     For the three months ended March 31, 2002 and 2001
                                         (Unaudited)

                                                             2002                 2001
                                                       --------------         ------------
                                                          (in thousands of U.S. dollars,
                                                              except per share data)

 Revenues
    Gross premiums written
      Property and casualty premiums                   $   3,088,948          $ 2,560,698
      Life and annuity premiums                               29,198                  940
                                                       --------------         ------------
                                                           3,118,146            2,561,638
    Reinsurance premiums ceded                            (1,132,118)            (826,520)
                                                       --------------         ------------
    Net premiums written
      Property and casualty premiums                       1,957,749            1,734,178
      Life and annuity premiums                               28,279                  940
                                                       --------------         ------------
                                                           1,986,028            1,735,118
    Change in unearned premiums                             (626,219)            (366,002)
                                                       --------------         ------------
    Net premiums earned
      Property and casualty premiums                       1,331,397            1,368,176
      Life and annuity premiums                               28,412                  940
                                                       --------------         ------------
                                                           1,359,809            1,369,116
    Net investment income                                    203,935              204,430
    Net realized gains (losses) on investments               (25,881)             (19,375)
                                                       --------------         ------------
      Total revenues                                       1,537,863            1,554,171
                                                       --------------         ------------
 Expenses
    Losses and loss expenses                                 853,145              951,293
    Life and annuity benefits                                 22,996                  653
    Policy acquisition costs                                 197,795              166,690
    Administrative expenses                                  196,204              193,293
    Interest expense                                          46,002               54,324
    Amortization of goodwill                                       -               19,880
                                                       --------------         ------------
      Total expenses                                       1,316,142            1,386,133
                                                       --------------         ------------
 Income before income tax and cumulative effect
    of adopting a new accounting standard                    221,721              168,038
 Income tax expense                                           23,916               26,974
                                                       --------------         ------------
 Income before cumulative effect of adopting a
    new accounting standard                                  197,805              141,064
 Cumulative effect of adopting a new accounting
    standard (net of income tax)                                   -              (22,670)
                                                       --------------         ------------
 Net income                                            $     197,805          $   118,394
                                                       ==============         ============

 Basic earnings per share before cumulative effect
    of adopting a new accounting standard              $     0.74             $    0.58
                                                       ==============         ============

 Basic earnings per share                              $     0.74             $    0.48
                                                       ==============         ============

 Diluted earnings per share before cumulative
    effect of adopting a new accounting standard       $     0.70             $    0.55
                                                       ==============         ============

 Diluted earnings per share                            $     0.70             $    0.46
                                                       ==============         ============


           See accompanying notes to the interim consolidated financial statements

                                ACE LIMITED AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     For the three months ended March 31, 2002 and 2001
                                         (Unaudited)


                                                               2002               2001
                                                           ------------       ------------
                                                          (in thousands of U.S. dollars)
  Ordinary Shares
     Balance - beginning of period                         $    10,828        $     9,681
     Shares issued                                                  33                  1
     Exercise of stock options                                      59                 14
     Issued under Employee Stock Purchase Plan (ESPP)                5                  4
     Cancellation of Ordinary Shares                               (13)               (15)
     Repurchase of Shares                                            -                (44)
                                                           ------------       ------------
       Balance - end of period                                  10,912              9,641
                                                           ------------       ------------

  Additional paid-in capital
     Balance - beginning of period                           3,710,698          2,637,085
     Ordinary Shares issued                                     34,482                487
     Exercise of stock options                                  30,111              6,931
     Ordinary Shares issued under ESPP                           3,725              2,806
     Cancellation of Ordinary Shares                           (11,289)           (10,870)
     Repurchase of Ordinary Shares                                   -            (12,088)
                                                           ------------       ------------
       Balance - end of period                               3,767,727          2,624,351
                                                           ------------       ------------

  Unearned stock grant compensation
     Balance - beginning of period                             (37,994)           (29,642)
     Stock grants awarded                                      (32,332)           (17,294)
     Stock grants forfeited                                      3,124                 59
     Amortization                                                2,261              1,963
                                                           ------------       ------------
       Balance - end of period                                 (64,941)           (44,914)
                                                           ------------       ------------

  Retained earnings
     Balance - beginning of period                           2,321,576          2,733,633
     Net income                                                197,805            118,394
     Dividends declared on Ordinary Shares                     (39,285)           (30,080)
     Dividends declared on FELINE PRIDES                        (6,415)            (6,348)
     Repurchase of Ordinary Shares                                   -            (23,148)
                                                           ------------       ------------
       Balance - end of period                               2,473,681          2,792,451
                                                           ------------       ------------


  Deferred compensation obligation
     Balance - beginning of period                              16,497             14,597
     Net increase to obligation                                  2,353              1,900
                                                           ------------       ------------
       Balance - end of period                             $    18,850        $    16,497
                                                           ------------       ------------


           See accompanying notes to the interim consolidated financial statements


                                ACE LIMITED AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (cont'd.)
                     For the three months ended March 31, 2002 and 2001
                                         (Unaudited)


                                                           2002                  2001
                                                      -------------         -------------
                                                         (in thousands of U.S. dollars)
 Accumulated other comprehensive income
    Net unrealized appreciation (depreciation)
    on investments
    Balance - beginning of period                     $    136,916          $    102,335
    Change in period, net of tax                           (84,182)               52,078
                                                      -------------         -------------
      Balance - end of period                               52,734               154,413
                                                      -------------         -------------

    Cumulative translation adjustments
    Balance - beginning of period                          (35,317)              (32,881)
    Net adjustment for period, net of tax                     (871)                3,755
                                                      -------------         -------------
      Balance - end of period                              (36,188)              (29,126)
                                                      -------------         -------------
    Accumulated other comprehensive income                  16,546               125,287
                                                      -------------         -------------

 Ordinary Shares issued to employee trust
    Balance - beginning of period                          (16,497)              (14,597)
    Net increases in Ordinary Shares                        (2,353)               (1,900)
                                                      -------------         -------------
      Balance - end of period                              (18,850)              (16,497)
                                                      -------------         -------------

 Total shareholders' equity                           $  6,203,925          $  5,506,816
                                                      =============         =============





           See accompanying notes to the interim consolidated financial statements

                                ACE LIMITED AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                     For the three months ended March 31, 2002 and 2001
                                         (Unaudited)


                                                                       2002             2001
                                                                  -------------    --------------
                                                                  (in thousands of U.S. dollars)

 Net income                                                       $    197,805      $    118,394

 Other comprehensive income (loss)
 Net unrealized appreciation (depreciation) on investments
   Unrealized appreciation (depreciation) on investments              (106,050)           76,386
   Less: reclassification adjustment for net realized (gains)
      losses included in net income                                      1,744            (9,925)
                                                                  -------------    --------------
                                                                      (104,306)           66,461

 Cumulative translation adjustments                                     (4,760)            1,860
                                                                  -------------    --------------

 Other comprehensive income (loss), before income tax                 (109,066)           68,321
 Income tax benefit (expense) related to other comprehensive
    income items                                                        24,013           (12,488)
                                                                  -------------    --------------
 Other comprehensive income (loss)                                     (85,053)           55,833
                                                                  -------------    --------------

 Comprehensive income                                             $    112,752     $     174,227
                                                                  =============    ==============





           See accompanying notes to the interim consolidated financial statements


                                      ACE LIMITED AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                           For the three months ended March 31, 2002 and 2001
                                               (Unaudited)


                                                                             2002               2001
                                                                         ------------       ------------
                                                                          (in thousands of U.S. dollars)
Cash flows from operating activities
Net income                                                               $   197,805        $   118,394
   Adjustments to reconcile net income to net cash provided by operating activities:
      Unpaid losses and loss expenses, net of reinsurance
        recoverable                                                         (168,047)           180,382
      Future policy benefits for life and annuity contracts                   21,227                653
      Unearned premiums                                                      828,269            574,914
      Prepaid reinsurance premiums                                          (239,715)          (243,579)
      Deferred income taxes                                                   24,429             (7,750)
      Net realized (gains) losses on investments                              25,881             19,375
      Amortization of premium/discounts on fixed maturities                    7,798             (3,626)
      Deferred policy acquisition costs                                      (47,419)           (50,057)
      Insurance and reinsurance balances receivable                         (657,066)          (226,991)
      Premiums received in advance                                           (12,434)             7,680
      Insurance and reinsurance balances payable                             299,974            120,025
      Accounts payable, accrued expenses and other liabilities              (120,748)          (118,490)
      Other                                                                  (16,097)           (24,801)
      Cumulative effect of adopting a new accounting standard                      -             22,670
      Amortization of goodwill                                                     -             19,880
                                                                         ------------       ------------
        Net cash flows from operating activities                         $   143,857        $   388,679
                                                                         ------------       ------------

   Cash flows from investing activities
      Purchases of fixed maturities                                       (4,123,556)        (4,319,684)
      Purchases of equity securities                                         (90,123)           (36,028)
      Sales of fixed maturities                                            3,715,037          4,019,993
      Sales of equity securities                                              44,823             50,949
      Maturities of fixed maturities                                          26,783             73,558
      Net realized gains (losses) on financial futures contracts              (3,307)           (28,220)
      Other                                                                   43,532            (19,412)
                                                                         ------------       ------------
        Net cash used for investing activities                           $  (386,811)       $  (258,844)
                                                                         ------------       ------------

   Cash flows from financing activities
      Dividends paid on Ordinary Shares                                      (38,907)           (29,995)
      Dividends paid on FELINE PRIDES                                         (6,487)            (6,415)
      Net proceeds from (repayment) of short-term debt                       (96,079)             7,103
      Proceeds from exercise of options for Ordinary Shares                   30,170              6,945
      Proceeds from shares issued under ESPP                                   3,730              2,810
      Proceeds from long-term debt                                           499,155                  -
      Repurchase of Ordinary Shares                                                -            (35,280)
                                                                         ------------       ------------
        Net cash from (used for) financing activities                    $   391,582        $   (54,832)
                                                                         ------------       ------------

   Net increase in cash                                                      148,628             75,003
   Cash - beginning of period                                                671,381            608,069
                                                                         ------------       ------------
   Cash - end of period                                                  $   820,009        $   683,072
                                                                         ============       ============


                 See accompanying notes to the interim consolidated financial statements


                        ACE LIMITED AND SUBSIDIARIES
           NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


1.       General

The interim unaudited consolidated financial statements, which include the accounts of the Company and its subsidiaries, have been prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, reflect all adjustments
(consisting of normally recurring accruals) necessary for a fair presentation of results for such periods. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the consolidated financial statements, and related notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

ACE Limited ("ACE" or "the Company") is a holding company incorporated with limited liability under the Cayman Islands Companies Law and maintains its principal business office in Bermuda. The Company, through its various subsidiaries, provides a broad range of insurance and reinsurance products to insureds worldwide. In addition, ACE, through ACE Global Markets, provides funds at Lloyd's, primarily in the form of letters of credit, to support underwriting capacity for Lloyd's syndicates managed by Lloyd's managing agencies, which are wholly owned subsidiaries of ACE. Following changes in executive management responsibilities, the Company reassessed and changed its reporting segments from the individual operating units to lines of business. The four reporting segments are: Insurance - North American, Insurance - Overseas General, Global Reinsurance and Financial Products. These segments are described in Note 14.

The following table summarizes the Company's gross premiums written by geographic region for the three months ended March 31, 2002 and 2001. Allocations have been made on the basis of location of risk:


                      North                Australia &    Asia
Three Months Ended   America     Europe   New Zealand    Pacific  Latin America
   March 31, 2002      58%        28%         2%            7%         5%
   March 31, 2001      56%        30%         1%            5%         8%


2.       New accounting pronouncements

In June 2001, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. As required, the Company adopted FAS 142 on January 1, 2002 and ceased amortizing goodwill at that time. All goodwill recognized in the Company's consolidated balance sheet at January 1, 2002 was assigned to one or more reporting units. Goodwill in each reporting unit should be tested for impairment by June 30, 2002. Any impairment loss recognized as a result of a transitional impairment test of goodwill should be reported as the cumulative effect of a change in accounting principle. There was no impairment in goodwill recognized on initial adoption. As discussed in Note 14 "Segment information", we do not allocate assets to our new segments therefore changes in goodwill will not be disclosed by segment

The following table provides a reconciliation of the prior-year quarter's reported net income to adjusted net income had FAS 142 been applied at the beginning of fiscal 2001:

                                                      Three Months Ended
                                                          March 31
                                                       2002        2001
                                                    ----------------------
                                                    (in thousands of U.S.
                                                     dollars, except per
                                                         share data)

  Reported net income                               $ 197,805    $ 118,394
  Add back: Goodwill amortization                           -       19,880
                                                    ---------    ---------
  Adjusted net income                               $ 197,805    $ 138,274
                                                    =========    =========

  Basic earnings per share:
  Reported earnings per share                       $    0.74    $    0.48
  Add back: Goodwill amortization                           -         0.09
                                                    ---------    ---------
  Adjusted earning per share                        $    0.74    $    0.57
                                                    =========    =========

  Diluted earnings per share:
  Reported earnings per share                       $    0.70    $    0.46
  Add back: Goodwill amortization                           -         0.08
                                                    ---------    ---------
  Adjusted earning per share                        $    0.70    $    0.54
                                                    =========    =========


3.      Securities on loan

We participate in a securities lending program whereby certain securities from our portfolio are loaned to other institutions for short periods of time. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. Our policy is to require initial cash collateral equal to 102 percent of the fair value of the loaned securities. The proceeds from the collateral are invested in short-term investments and are reported on the balance sheet. We maintain full ownership rights to the securities loaned, and continue to earn interest on them. We share a portion of the interest earned on these short-term investments with the lending agent. In addition, we have the ability to sell the securities while they are on loan. We have an indemnification agreement with the lending agents in the event a borrower becomes insolvent or fails to return securities. Securities lending collateral of $247 million is recorded net in short-term investments. The fair value of the securities on loan of $241 million is reported in fixed maturities at March 31, 2002. There were no securities loaned in 2001.

4.       Commitments and contingencies

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

5.       Restricted stock awards

Under the Company's long-term incentive plans, 800,150 restricted Ordinary Shares were awarded during the three months ended March 31, 2002, to officers of the Company and its subsidiaries. These shares vest at various dates through February 2006.

At the time of grant the market value of the shares awarded under these grants is recorded as unearned stock grant compensation and is presented as a separate component of shareholders' equity. The unearned compensation is charged to income over the vesting period.

                        ACE LIMITED AND SUBSIDIARIES
      NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont'd)
                                (Unaudited)


6. Earnings per share

The following table sets forth the computation of basic and diluted earnings per share:


                                                                                 Three Months Ended
                                                                                      March 31
                                                                                2002             2001
                                                                           -------------    -------------
                                                                            (in thousands of U.S. dollars,
                                                                           except share and per share data)
  Numerator:
  Net income before cumulative effect of adopting a new accounting
    standard                                                               $    197,805     $    141,064
  Dividends on FELINE PRIDES                                                     (6,415)          (6,348)
                                                                           -------------    -------------
  Net income available to holders of Ordinary Shares before
    cumulative effect                                                           191,390          134,716
  Cumulative effect of adopting a new accounting standard                             -          (22,670)
                                                                           -------------    -------------
  Net income available to holders of Ordinary Shares                       $    191,390     $    112,046
                                                                           =============    =============

  Denominator:
  Denominator for basic earnings per share:
      Weighted average shares outstanding                                   258,586,011      232,473,310
      Dilutive effect of FELINE PRIDES                                        4,094,287        3,396,241
      Effect of other dilutive securities                                     8,846,955        7,197,415
                                                                           -------------    -------------
  Denominator for diluted earnings per share:
      Adjusted weighted average shares outstanding and
      assumed conversions                                                   271,527,253      243,066,966
                                                                           =============    =============
  Basic earnings per share:
  Earnings per share before cumulative effect of adopting a new
    accounting standard                                                    $       0.74     $       0.58
                                                                           =============    =============
  Earnings per share                                                       $       0.74     $       0.48
                                                                           =============    =============

  Diluted earnings per share:
  Earnings per share before cumulative effect of adopting a new
    accounting standard                                                    $       0.70     $       0.55
                                                                           =============    =============
  Earnings per share                                                       $       0.70     $       0.46
                                                                           =============    =============

7.       Credit facilities

In April 2002, the Company renewed its $800 million, 364-day revolving credit facility. This facility, together with the Company's $250 million, five-year revolving credit facility, which was last renewed in May 2000, are available for general corporate purposes and each of the facilities may also be used as commercial paper back-up. The five-year facility also permits the issuance of letters of credit. In 2000, an amount of $25 million was drawn under the five-year facility. This remained outstanding at March 31, 2002, and was repaid in April 2002.

ACE Tempest Re also maintained an uncollateralized, syndicated revolving credit facility in the amount of $72.5 million, which was guaranteed by the Company. This facility expired in February 2002 and was not renewed.

                        ACE LIMITED AND SUBSIDIARIES
      NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont'd)
                                (Unaudited)


8.       Debt

The following table outlines the Company's consolidated debt position at March 31, 2002 and December 31, 2001:


                                                         March 31            December 31
                                                           2002                  2001
                                                      --------------        --------------
                                                          (in millions of U.S. dollars)
Short-term debt
   ACE INA commercial paper                             $    299              $      -
   ACE Financial Services Note                                25                    25
   ACE Financial Services Debentures due 2002                 75                    75
   Reverse Repurchase Agreements                               -                   395
                                                        ---------             ---------
                                                        $    399              $    495
                                                        =========             =========

Long-term debt
   ACE INA Notes due 2004                               $    400              $    400
   ACE INA Notes due 2006                                    299                   299
   ACE Limited Senior Notes due 2007                         499                     -
   ACE US Holdings Senior Notes due 2008                     250                   250
   ACE INA Subordinated Notes due 2009                       300                   300
   ACE INA Debentures due 2029                               100                   100
                                                        ---------             ---------
                                                        $  1,848              $  1,349
                                                        =========             =========

Trust Preferred Securities
   ACE INA RHINO Preferred Securities due 2002          $    400              $    400
   Capital Re LLC Monthly Income
     Preferred Securities due 2044                            75                    75
   ACE INA Trust Preferred Securities due 2029               100                   100
   ACE INA Capital Securities due 2030                       300                   300
                                                        ---------             ---------
                                                        $    875              $    875
                                                        =========             =========

a)       Commercial paper and money market facilities

In 1999, the Company arranged certain commercial paper programs. The programs use revolving credit facilities as back-up facilities and provide for up to $2.8 billion in commercial paper issuance (subject to the availability of back-up facilities, which currently total $1.05 billion) for ACE and for ACE INA.

In October 2001, the Company and certain subsidiaries executed securities repurchase agreements with various counterparties. Under these repurchase agreements, the Company agreed to sell securities and repurchase them at a date in the future for a predetermined price. The amounts due to brokers under the repurchase agreements at December 31, 2001 of $395 million were repaid during the current quarter using proceeds from commercial paper raised during the quarter. The average cost of borrowing using commercial paper was 2.0 percent for the current quarter. Subsequent to March 31, 2002, the Company repaid $150 million of expiring commercial paper and the $25 million bank note.

b)       ACE Limited Senior Notes

In March 2002, ACE Limited issued $500 million of 6.0 percent notes due April 1, 2007. The notes are not redeemable before maturity and do not have the benefit of any sinking fund. These senior unsecured notes rank equally with all of the Company's other senior obligations and contain a customary limitation on lien provisions as well as customary events of default provisions which, if breached, could result in the accelerated maturity of such senior debt.

                       ACE LIMITED AND SUBSIDIARIES
      NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont'd)
                                (Unaudited)


9.       Mezzanine Equity

On April 12, 2000, the Company publicly offered and issued 6,000,000 FELINE PRIDES. On May 8, 2000, exercise of the underwriter's over allotment option resulted in the issuance of an additional 221,000 FELINE PRIDES, for aggregate net proceeds of approximately $311 million. Each FELINE PRIDE initially consists of a unit referred to as an Income PRIDE. Each Income PRIDE consists of (i) one 8.25 percent Cumulative Redeemable Preferred Share, Series A, liquidation preference $50 per share, of the Company, and
(ii) a purchase contract pursuant to which the holder of the Income PRIDE agrees to purchase from the Company, on May 16, 2003, Ordinary Shares at the applicable settlement rate. On May 16, 2003 pursuant to the purchase contract, the holders of the FELINE PRIDES will be required to purchase $311 million of our Ordinary Shares. Each preferred share is pledged to the Company to secure the holders obligations under the purchase contract. A holder of an Income PRIDE can obtain the release of the preferred share by substituting certain zero-coupon treasury securities as security for performance under the purchase contract. The resulting unit consisting of the zero-coupon treasury security and the purchase contract is a Growth PRIDE, and the preferred shares would be a separate security. A holder of a Growth PRIDE can convert it back into an Income PRIDE by depositing preferred shares as security for performance under the purchase contract and thereby obtain the release of the zero-coupon treasury securities.

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

10.       Reinsurance

The Company purchases reinsurance to manage various exposures including catastrophe risks. Although reinsurance agreements contractually obligate the Company's reinsurers to reimburse it for the agreed upon portion of its gross paid losses, they do not discharge the primary liability of the Company. The amounts for net premiums written and net premiums earned in the statements of operations are net of reinsurance. Direct, assumed and ceded amounts for these items for the three months ended March 31, 2002 and 2001 are as follows:

                                         2002                 2001
                                    -------------        -------------
                                     (in thousands of U.S. dollars)

Premiums written
   Direct                           $  2,115,127         $  1,806,099
   Assumed                             1,003,019              755,539
   Ceded                              (1,132,118)            (826,520)
                                    -------------        -------------
   Net premiums written             $  1,986,028         $  1,735,118
                                    =============        =============

Premiums earned
   Direct                           $  1,711,920         $  1,478,423
   Assumed                               571,078              493,688
   Ceded                                (923,189)            (602,995)
                                    -------------        -------------
   Net premiums earned              $  1,359,809         $  1,369,116
                                    =============        =============

                       ACE LIMITED AND SUBSIDIARIES
      NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont'd)
                                (Unaudited)

The composition of the Company's reinsurance recoverable at March 31, 2002 and December 31, 2001, is as follows:

                                                                          March 31          December 31
                                                                            2002                2001
                                                                       -------------       --------------
                                                                         (in thousands of U.S. dollars)
Reinsurance recoverable on paid losses and loss expenses, (net of
  provision for uncollectible balances - $65,822 and $62,493)          $  1,018,293        $   1,004,003
Reinsurance recoverable on future policy benefits                             5,972                5,335
Reinsurance recoverable on unpaid losses and loss expenses               11,075,372           11,115,552
Provision for uncollectible balances on reinsurance recoverable            (729,193)            (726,444)
                                                                       -------------       --------------
  Reinsurance recoverable                                              $ 11,370,444        $  11,398,446
                                                                       =============       ==============

The Company evaluates the financial condition of its reinsurers and potential reinsurers on a regular basis and also monitors concentrations of credit risk with reinsurers. The allowance for unrecoverable reinsurance is required principally due to the failure of reinsurers to indemnify ACE, primarily because of disputes under reinsurance contracts and insolvencies. Reinsurance disputes continue to be significant, particularly on larger and more complex claims, such as those related to asbestos and environmental pollution and London reinsurance market exposures. Allowances have been established for amounts estimated to be uncollectible.

11.      Deferred compensation obligation

The Company maintains a rabbi trust for deferred compensation plans for key employees and executive officers. In accordance with EITF 97-14, "Accounting for Deferred Compensation Agreements Where Amounts Earned are Held in a Rabbi Trust and Invested", assets of the rabbi trust are to be consolidated with those of the employer, and the value of the employer's stock held in the rabbi trust should be classified in shareholders' equity and accounted for at historical cost in a manner similar to treasury stock. The shares issued by the Company to the rabbi trust are recorded in Ordinary Shares issued to employee trust and the obligation has been recorded in deferred compensation obligation, both are components of shareholders' equity.

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

                       ACE LIMITED AND SUBSIDIARIES
      NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont'd)
                                (Unaudited)

The income tax provision for the three months ended March 31, 2002 and 2001 is as follows:

                                                 Three Months Ended
                                                      March 31
                                                2002            2001
                                             ---------       ---------
                                           (in thousands of U.S. dollars)

     Current tax expense (benefit)           $   (513)       $ 34,724
     Deferred tax expense (benefit)            24,429          (7,750)
                                             ---------       ---------
     Provision for income taxes              $ 23,916        $ 26,974
                                             =========       =========


The weighted average expected tax provision has been calculated using pre-tax accounting income (loss) in each jurisdiction multiplied by that jurisdiction's applicable statutory tax rate. A reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate for the three months ended March 31, 2002 and 2001 is provided below.

                                                    2002              2001
                                                ----------         ----------
                                                (in thousands of U.S. dollars)

Expected tax provision at weighted
  average rate                                   $ 24,555           $ 21,288
Permanent differences
  Tax-exempt interest                              (4,146)            (3,835)
  Goodwill                                              -              5,782
  Other                                               (22)               413
Net withholding taxes                               3,529              3,326
                                                 ---------          ---------
Total provision for income taxes                 $ 23,916           $ 26,974
                                                 =========          =========


The components of the net deferred tax asset at March 31, 2002 and December 31, 2001 are as follows:

                                                                 March 31             December 31
                                                                   2002                   2001
                                                              -------------          -------------
                                                                 (in thousands of U.S. dollars)

Deferred tax assets
   Loss reserve discount                                       $   518,509            $   523,195
   Foreign tax credits                                             147,051                155,079
   Policyholder dividends                                           47,832                 47,509
   Net operating loss carry forward                                480,524                495,048
   Other                                                           287,731                299,068
                                                               ------------           ------------
   Total deferred tax assets                                     1,481,647              1,519,899
                                                               ------------           ------------

Deferred tax liabilities
   Deferred policy acquisition costs                                56,523                 66,454
   Unrealized appreciation on investments                           12,389                 28,570
   Other                                                            37,637                 38,448
                                                               ------------           ------------
   Total deferred tax liabilities                                  106,549                133,472
                                                               ------------           ------------

Valuation allowance                                                135,592                135,592
                                                               ------------           ------------
Net deferred tax asset                                         $ 1,239,506            $ 1,250,835
                                                               ============           ============

                        ACE LIMITED AND SUBSIDIARIES
      NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont'd)
                                (Unaudited)


The valuation allowance of $135.6 million at March 31, 2002 and December 31, 2001, reflects management's assessment, based on available information, that it is more likely than not that a portion of the deferred tax asset will not be realized due to the inability of certain foreign subsidiaries to generate sufficient taxable income. Adjustments to the valuation allowance are made when there is a change in management's assessment of the amount of deferred tax asset that is realizable.

At March 31, 2002, the Company has net operating loss carryforwards for U.S. federal income tax purposes of approximately $1.4 billion which are available to offset future U.S. federal taxable income through 2021.


13.      Subsidiary Issuer Information

The following tables present condensed consolidating financial information for ACE Limited (the "Parent Guarantor"), ACE INA Holdings, Inc. and ACE Financial Services, Inc. (formerly Capital Re Corporation), (the "Subsidiary Issuers") at March 31, 2002 and December 31, 2001 and for the three months ended March 31, 2002 and 2001. The Subsidiary Issuers are indirect wholly-owned subsidiaries of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor and the Subsidiary Issuers under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor's investment accounts and earnings. The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuers.


                                                  ACE LIMITED AND SUBSIDIARIES
                                 NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont'd)
                                                           (Unaudited)


                                   Condensed Consolidating Balance Sheet as at March 31, 2002
                                                 (in thousands of U.S. dollars)

                                                 ACE INA        ACE Financial      Other ACE
                               ACE Limited    Holdings, Inc.    Services, Inc.      Limited
                               (Parent Co.     (Subsidiary       (Subsidiary    Subsidiaries and   Consolidating         ACE
                               Guarantor)        Issuer)           Issuer)      Eliminations (1)   Adjustments(2)   Consolidated
                               ----------        -------           -------      ----------------   --------------   ------------

Assets
Total investments and cash     $   492,756     $ 6,489,028       $   907,519       $ 8,434,039       $         -     $16,323,342
Insurance and reinsurance
  balances receivable                    -       1,988,853            19,893         1,152,988                 -       3,161,734
Reinsurance recoverable                  -       9,020,157               619         2,349,668                 -      11,370,444
Goodwill                                 -       2,186,324            96,723           489,229                 -       2,772,276
Investments in subsidiaries      6,076,530               -           152,000          (152,000        (6,076,530)              -
Due from subsidiaries and
  affiliates, net                  480,803        (147,145)          (54,508)          201,653          (480,803)              -
Other assets                        35,484       3,560,882           212,419         1,050,707                 -       4,859,492
                               --------------------------------------------------------------------------------------------------
   Total assets                $ 7,085,573     $23,098,099       $ 1,334,665       $13,526,284       $(6,557,333)    $38,487,288
                               ==================================================================================================

Liabilities
Unpaid losses and loss
  expenses                     $         -     $14,069,524       $    72,607       $ 6,372,626       $         -     $20,514,757
Future policy benefits
  for life and
  annuity contracts                      -               -                 -           404,593                 -         404,593
Unearned premiums                        -       2,470,112           336,624         1,868,723                 -       4,675,459
Short-term debt                          -         299,340            99,989                 -                 -         399,329
Long-term debt                     499,155       1,099,486                 -           250,000                 -       1,848,641
Trust preferred securities               -         800,000            75,000                 -                 -         875,000
Other liabilities                   71,443       2,498,504            94,380           590,207                 -       3,254,534
                               --------------------------------------------------------------------------------------------------
   Total liabilities               570,598      21,236,966           678,600         9,486,149                 -      31,972,313
                               --------------------------------------------------------------------------------------------------
   Mezzanine equity                311,050               -                 -                 -                 -         311,050
                               --------------------------------------------------------------------------------------------------
   Total shareholders' equity    6,203,925       1,861,133           656,065         4,040,135        (6,557,333)      6,203,925
                               --------------------------------------------------------------------------------------------------
   Total liabilities,
     mezzanine equity and
     shareholders' equity      $ 7,085,573     $23,098,099       $ 1,334,665       $13,526,284       $(6,557,333)  $  38,487,288
                               ===================================================================================================


    (1)   Includes all other subsidiaries of ACE Limited and intercompany eliminations.
    (2)   Includes ACE Limited parent company eliminations.



                                                  ACE LIMITED AND SUBSIDIARIES
                                 NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont'd)
                                                           (Unaudited)


                                  Condensed Consolidating Balance Sheet as at December 31, 2001
                                                 (in thousands of U.S. dollars)

                                                                                       Other ACE
                                                        ACE INA      ACE Financial     Limited
                                       ACE Limited   Holdings, Inc.  Services, Inc.  Subsidiaries
                                       (Parent Co.    (Subsidiary     (Subsidiary        and          Consolidating         ACE
                                       Guarantor)       Issuer)        Issuer)      Eliminations(1)   Adjustments (2)  Consolidated
                                       ----------       -------        -------      ---------------   ---------------  ------------

Assets
Total investments and cash            $   489,596    $ 6,443,230     $   901,905      $ 8,101,182       $        -     $ 15,935,913
Insurance and reinsurance balances
  receivable                                    -      1,715,873          24,075          781,614                -        2,521,562
Reinsurance recoverable                         -      9,259,608           8,194        2,130,644                -       11,398,446
Goodwill                                        -      2,186,142          96,723          489,229                -        2,772,094
Investments in subsidiaries             5,621,604              -         152,000         (152,000)      (5,621,604)               -
Due from subsidiaries and
  affiliates, net                         348,372       (478,645)        (11,862)         490,507         (348,372)               -
Other assets                               64,570      3,313,941         184,509          995,729                -        4,558,749
                                      ---------------------------------------------------------------------------------------------
Total assets                          $ 6,524,142    $22,440,149     $ 1,355,544      $12,836,905      $(5,969,976)    $ 37,186,764
                                      =============================================================================================

Liabilities
Unpaid losses and loss expenses       $         -    $14,468,024     $    75,823      $ 6,184,275      $         -     $ 20,728,122
Future policy benefits for life
  and annuity contracts                         -              -               -          382,730                -          382,730
Unearned premiums                               -      2,055,459         323,951        1,474,019                -        3,853,429
Short-term debt                                 -              -          99,980          395,428                -          495,408
Long-term debt                                  -      1,099,473               -          250,000                -        1,349,473
Trust preferred securities                      -        800,000          75,000                -                -          875,000
Other liabilities                         106,385      2,395,745         138,586          444,129                -        3,084,845
                                      ---------------------------------------------------------------------------------------------
Total liabilities                         106,385     20,818,701         713,340        9,130,581                -       30,769,007
                                      ---------------------------------------------------------------------------------------------
Mezzanine equity                          311,050              -               -                -                -          311,050
                                      ---------------------------------------------------------------------------------------------
Total shareholders' equity              6,106,707      1,621,448         642,204        3,706,324       (5,969,976)       6,106,707
                                      ---------------------------------------------------------------------------------------------
Total liabilities, mezzanine equity
   and shareholders' equity           $ 6,524,142    $22,440,149     $ 1,355,544      $12,836,905      $(5,969,976)    $ 37,186,764
                                      =============================================================================================


   (1)   Includes all other subsidiaries of ACE Limited and intercompany eliminations.
   (2)   Includes ACE Limited parent company eliminations.








                                                  ACE LIMITED AND SUBSIDIARIES
                                 NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont'd)
                                                           (Unaudited)


                                         Condensed Consolidating Statement of Operations
                                            For the three months ended March 31, 2002
                                                 (in thousands of U.S. dollars)

                                                 ACE INA        ACE Financial      Other ACE
                               ACE Limited    Holdings, Inc.    Services, Inc.      Limited
                               (Parent Co.     (Subsidiary       (Subsidiary    Subsidiaries and   Consolidating         ACE
                               Guarantor)        Issuer)           Issuer)      Eliminations (1)   Adjustments(2)   Consolidated
                               ----------        -------           -------      ----------------   --------------   ------------

Net premiums written           $        -      $   823,094       $    10,868      $  1,152,066       $        -     $  1,986,028
Net premiums earned                     -          609,487            21,708           728,614                -        1,359,809
Net investment income              16,450           80,186            11,490           106,600          (10,791)         203,935
Equity in earnings of
  subsidiaries                    192,050                -                 -                 -         (192,050)               -
Net realized gains
  (losses) on investments           7,275          (25,793)            4,841           (12,204)               -          (25,881)
Losses and loss expenses                -          421,449             2,729           428,967                -          853,145
Life and annuity benefits               -                -                 -            22,996                -           22,996
Policy acquisition costs
  and administrative expenses      14,104          163,170            10,568           207,038             (881)         393,999
Interest expense                    1,690           41,626             3,309             3,840           (4,463)          46,002
Income tax expense                  2,176           11,951             5,228             4,561                -           23,916
                               --------------------------------------------------------------------------------------------------
Net income                     $  197,805      $    25,684       $    16,205      $    155,608       $ (197,497)     $    197,805
                               ==================================================================================================




                                         Condensed Consolidating Statement of Operations
                                            For the three months ended March 31, 2001
                                                 (in thousands of U.S. dollars)

                                                 ACE INA        ACE Financial      Other ACE
                               ACE Limited    Holdings, Inc.    Services, Inc.      Limited
                               (Parent Co.     (Subsidiary       (Subsidiary    Subsidiaries and   Consolidating         ACE
                               Guarantor)        Issuer)           Issuer)      Eliminations (1)   Adjustments(2)   Consolidated
                               ----------        -------           -------      ----------------   --------------   -------------

Net premiums written           $       -      $   600,180       $   15,267        $ 1,119,671        $       -       $ 1,735,118
Net premiums earned                    -          504,706           18,860            845,550                -         1,369,116
Net investment income             13,669           98,946           12,178             86,267           (6,630)          204,430
Equity in earnings of
  subsidiaries                   116,728                -                -                  -         (116,728)                -
Net realized gains (losses)
  on investments                       -           (3,153)           6,304            (22,526)               -           (19,375)
Losses and loss expenses               -          345,800            2,816            603,330                -           951,946
Policy acquisition costs and
  administrative expenses         12,845          165,480           10,049            171,609                -           359,983
Amortization of goodwill               -           14,490            1,051              4,339                -            19,880
Interest expense                  (2,831)          48,903            3,371              5,886           (1,005)  `        54,324
Income tax expense                 1,989           13,806            7,204              3,975                -            26,974
                               --------------------------------------------------------------------------------------------------
Income (loss) excluding the
  cumulative effect of
  adopting a new accounting
  standard                       118,394           12,020           12,851            120,152         (122,353)          141,064
Cumulative effect of adopting
  a new accounting standard
  (net of income tax)                  -              (50)         (22,800)               180                -           (22,670)
                               --------------------------------------------------------------------------------------------------
Net income (loss)              $ 118,394      $    11,970       $   (9,949)       $   120,332        $(122,353)      $   118,394
                               ==================================================================================================

    (1)   Includes all other subsidiaries of ACE Limited and intercompany eliminations.
    (2)   Includes ACE Limited parent company eliminations.




                                                  ACE LIMITED AND SUBSIDIARIES
                                 NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont'd)
                                                           (Unaudited)


                                         Condensed Consolidating Statement of Cash Flows
                                            For the three months ended March 31, 2002
                                                 (in thousands of U.S. dollars)

                                                        ACE INA      ACE Financial      Other ACE
                                        ACE Limited  Holdings, Inc.  Services, Inc.      Limited
                                        (Parent Co.   (Subsidiary     (Subsidiary    Subsidiaries and  Consolidating        ACE
                                        Guarantor)      Issuer)         Issuer)      Eliminations (1)  Adjustments(2)  Consolidated
                                        ----------      -------         -------      ----------------  --------------  -------------

Net cash flows from (used for)
  operating activities                 $ (164,177)   $   (82,251)     $    10,199      $   380,086      $        -     $    143,857
                                       --------------------------------------------------------------------------------------------
Cash flows from investing activities
   Purchases of fixed maturities          (21,977)      (532,899)        (157,287)      (3,411,393)              -       (4,123,556)
   Purchases of equity securities               -        (21,682)               -          (68,441)              -          (90,123)
   Sales of fixed maturities               11,364        548,571          143,307        3,011,795               -        3,715,037
   Sales of equity securities                   -         24,149                -           20,674               -           44,823
   Maturities of fixed maturities               -              -                -           26,783               -           26,783
   Net realized gains (losses) on
     financial futures contracts                -              -                -           (3,307)              -           (3,307)
   Other investments                            -              -            5,908           37,624               -           43,532
                                       ---------------------------------------------------------------------------------------------
   Net cash from (used for)
     investing activities              $  (10,613)   $    18,139      $    (8,072)     $  (386,265)     $        -     $   (386,811)
                                       --------------------------------------------------------------------------------------------
Cash flows from financing  activities
   Dividends paid on Ordinary Shares      (38,907)             -                -                -               -          (38,907)
   Dividends paid on FELINE
     PRIDES                                (6,487)             -                -                -               -           (6,487)
   Proceeds from short term debt                -        299,340                -         (395,419)              -          (96,079)
   Proceeds from long term debt           499,155              -                -                -               -          499,155
   Advances to affiliates                  42,293       (389,177)               -          346,884               -                -
   Proceeds from exercise of options
     for Ordinary Shares                   30,170              -                -                -               -           30,170
   Proceeds from shares issued
     under ESPP                             3,730              -                -                -               -            3,730
   Capitalization of subsidiary          (496,639)       277,785                -          218,854               -                -
   Dividends received from subsidiaries   130,000              -                -         (130,000)              -                -
                                       --------------------------------------------------------------------------------------------
   Net cash from (used for) financing
     activities                        $  163,315    $   187,948      $         -      $    40,319      $        -     $    391,582
                                       --------------------------------------------------------------------------------------------
   Net increase (decrease) in cash        (11,475)       123,836            2,127           34,140               -          148,628
   Cash - beginning of period              32,525        355,327            1,027          282,502               -          671,381
                                       --------------------------------------------------------------------------------------------
   Cash - end of period                $   21,050    $   479,163      $     3,154      $   316,642      $        -     $    820,009
                                       ============================================================================================


(1)   Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)   Includes ACE Limited parent company eliminations.





                                                  ACE LIMITED AND SUBSIDIARIES
                                 NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont'd)
                                                           (Unaudited)


                                         Condensed Consolidating Statement of Cash Flows
                                            For the three months ended March 31, 2001
                                                 (in thousands of U.S. dollars)

                                                                                        Other ACE
                                                         ACE INA      ACE Financial     Limited
                                        ACE Limited   Holdings, Inc.  Services, Inc.  Subsidiaries
                                        (Parent Co.    (Subsidiary     (Subsidiary        and          Consolidating         ACE
                                        Guarantor)       Issuer)        Issuer)      Eliminations(1)   Adjustments (2)  Consolidated
                                        ----------       -------        -------      ---------------   ---------------  ------------

Net cash flows from (used for)
  operating activities                  $   (29,805)    $   (85,460)    $   15,963     $    487,981     $         -     $   388,679
                                        -------------------------------------------------------------------------------------------
Cash flows from investing activities
   Purchases of fixed maturities             (8,622)       (443,617)      (399,604)      (3,467,841)              -      (4,319,684)
   Purchases of equity securities                 -         (27,701)             -           (8,327)              -         (36,028)
   Sales of fixed maturities                      -         553,529        375,013        3,091,451               -       4,019,993
   Sales of equity securities                     -          44,649              -            6,300               -          50,949
   Maturities of fixed maturities                 -               -          4,500           69,058               -          73,558
   Net realized gains (losses) on
     financial futures contracts                  -               -              -          (28,220)              -         (28,220)
   Other investments                              -            (183)          (578)         (18,651)              -         (19,412)
                                        -------------------------------------------------------------------------------------------
   Net cash from (used for)
     investing activities               $    (8,622)    $   126,677     $  (20,669)    $   (356,230)    $         -     $  (258,844)
                                        -------------------------------------------------------------------------------------------
Cash flows from financing  activities
   Dividends paid on Ordinary Shares        (29,995)              -              -                -               -         (29,995)
   Dividends paid on FELINE PRIDES           (6,415)              -              -                -               -          (6,415)
   Proceeds from short term debt, net             -           7,103              -                -               -           7,103
   Advances to affiliates                      (898)              -              -              898               -               -
   Proceeds from exercise of options
     for Ordinary Shares                      6,945               -              -                -               -           6,945
   Proceeds from shares issued
     under ESPP                               2,810               -              -                -               -           2,810
   Repurchase of Ordinary Shares            (35,280)              -              -                -               -         (35,280)
   Dividends received from subsidiaries      65,000               -              -          (65,000)              -               -
                                        -------------------------------------------------------------------------------------------
   Net cash from (used for)
     financing activities               $     2,167     $     7,103     $        -     $    (64,102)    $         -     $   (54,832)
                                        -------------------------------------------------------------------------------------------
   Net increase (decrease) in cash          (36,260)         48,320         (4,706)          67,649               -          75,003
   Cash - beginning of period                46,516         253,447         26,576          281,530               -         608,069
                                        -------------------------------------------------------------------------------------------
   Cash - end of period                 $    10,256     $   301,767     $   21,870     $    349,179     $         -     $   683,072
                                        ===========================================================================================



(1)   Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)   Includes ACE Limited parent company eliminations.


                       ACE LIMITED AND SUBSIDIARIES
      NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont'd)
                                (Unaudited)


14.      Segment information

During the quarter ended March 31, 2002, following changes in executive management responsibilities, the Company reassessed and changed its reporting segments from the individual operating units to the following lines of business: Insurance - North American, Insurance - Overseas General, Global Reinsurance and Financial Products.

Insurance - North American includes the operations of ACE USA and ACE Bermuda, excluding the Financial Solutions business in both the U.S. and Bermuda which is now included in the new Financial Products segment, and ACE Canada. ACE USA primarily comprises the domestic U.S. and Canadian operations of ACE INA, which were acquired on July 2, 1999 and the operations of ACE US Holdings, which were acquired on January 2, 1998. These operations provide property and casualty insurance and reinsurance coverage, including excess liability, professional lines, satellite, excess property and political risk, to a diverse group of industrial, commercial and other enterprises.

Insurance - Overseas General includes the operations of ACE International, including ACE Europe, ACE Japan, ACE Far East and ACE Latin America. ACE International primarily comprises the international operations of ACE INA, which were acquired on July 2, 1999. ACE International provides property and casualty insurance, accident and health insurance and consumer-oriented products to individuals, mid-sized firms and large commercial clients. In addition, ACE International provides customized and comprehensive insurance policies and services to multinational firms and their cross-border subsidiaries. Insurance - Overseas General also includes the insurance operations of ACE Global Markets, which primarily encompasses the Company's operations in the Lloyd's market (including for segment purposes Lloyd's operations owned by ACE Financial Services). ACE Global Markets provides funds at Lloyd's to support underwriting by the Lloyd's syndicates managed by Lloyd's managing agencies which are owned by the Company. The reinsurance operation of ACE Global Markets is included in the new Global Reinsurance segment.

Global Reinsurance comprises the operations of ACE Tempest Re, ACE Tempest US and ACE Tempest UK and the reinsurance operations of ACE Global Markets. These subsidiaries primarily include property catastrophe reinsurance provided worldwide to insurers of commercial and personal property. Global Reinsurance also includes the operations of ACE Tempest Life Reinsurance. The principal business of ACE Tempest Life Reinsurance Ltd. is to provide reinsurance coverage to other life insurance companies. The life reinsurance business completed its first full year of operations in 2001.

Financial Products includes the financial guaranty business of ACE Guaranty Re and ACE Capital Re International ("ACE Financial Services"). Financial Products also includes the financial solutions business in the U.S. and Bermuda. ACE Financial Services provides value-added reinsurance products in several specialty insurance markets. ACE Financial Services has two principal divisions: financial guaranty and financial risks. The financial guaranty division is comprised of municipal and non-municipal financial guaranty reinsurance and credit default swaps. The financial risks division is comprised of mortgage guaranty reinsurance, trade credit reinsurance and title reinsurance. The financial solutions business includes insurance and reinsurance solutions to complex risks that generally can not be adequately addressed by the traditional insurance marketplace.

a) The following tables summarize the operations by segment for the three months ended March 31, 2002 and 2001.

b) For segment reporting purposes, certain items have been presented in a different manner than in the consolidated financial statements. For segment reporting purposes, items considered non-recurring in nature have been aggregated and shown separately net of related taxes, and net realized gains (losses) have been presented net of related taxes.


                                           ACE LIMITED AND SUBSIDIARIES
                          NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont'd)
                                                    (Unaudited)



                                        Supplemental Information by Segment
                                     For the three months ended March 31, 2002

                                             Insurance -    Insurance -
                                                North        Overseas       Global       Financial        ACE
                                              American       General      Reinsurance    Products    Consolidated
                                              --------       -------      -----------    --------    ------------
                                                                 (in thousands of U.S. Dollars)

Operations Data
Property and Casualty
Gross premiums written                       $ 1,265,078    $ 962,272     $ 373,966      $ 487,632   $  3,088,948
Net premiums written                             512,863      614,208       354,322        476,356      1,957,749
Net premiums earned                              472,946      509,245       114,905        234,301      1,331,397
Losses and loss expenses                         327,497      291,760        39,188        194,700        853,145
Policy acquisition costs                          41,982      113,685        16,452         18,543        190,662
Administrative expenses                           70,307       86,598         6,450          9,800        173,155
Corporate administrative expenses                      -            -             -              -         22,210
                                            ----------------------------------------------------------------------
Underwriting income                               33,160       17,202        52,815         11,258         92,225
                                           -----------------------------------------------------------------------

Life
Gross premiums written                                 -            -        29,198              -         29,198
Net premiums written                                   -            -        28,279              -         28,279
Net premiums earned                                    -            -        28,412              -         28,412
Life and annuity benefits                              -            -        22,996              -         22,996
Policy acquisition costs                               -            -         7,133              -          7,133
Administrative expenses                                -            -           839              -            839
Net investment income                                  -            -         6,267              -          6,267
                                           -----------------------------------------------------------------------
Underwriting income                                    -            -         3,711              -          3,711
                                           -----------------------------------------------------------------------

Net investment income -
   property and casualty                                                                                  197,668
Interest expense                                                                                           46,002
Income tax expense                                                                                         31,747
                                                                                                     -------------
Income excluding net realized gains
   (losses)                                                                                               215,855
Net realized gains (losses)
   (net of income tax)                                                                                    (18,050)
                                                                                                     -------------
    Net income                                                                                       $    197,805
                                                                                                     =============






                                           ACE LIMITED AND SUBSIDIARIES
                          NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont'd)
                                                    (Unaudited)


                                        Supplemental Information by Segment
                                     For the three months ended March 31, 2001


                                              Insurance -   Insurance -
                                                 North       Overseas       Global       Financial         ACE
                                               American      General     Reinsurance     Products     Consolidated
                                               --------      -------     -----------     --------     ------------
                                                                (in thousands of U.S. Dollars)

Operations Data
Property and Casualty
Gross premiums written                        $  935,898    $ 826,319    $ 234,635       $ 563,846    $ 2,560,698
Net premiums written                             421,721      543,023      214,699         554,735      1,734,178
Net premiums earned                              400,715      491,880       78,252         397,329      1,368,176
Losses and loss expenses                         266,272      306,358       20,561         358,102        951,293
Policy acquisition costs                          39,219       97,796       14,677          14,817        166,509
Administrative expenses                           75,410       77,194        6,567          14,639        173,810
Corporate administrative expenses                      -            -            -               -         19,032
                                            ----------------------------------------------------------------------
Underwriting income                               19,814       10,532       36,447           9,771         57,532
                                            ----------------------------------------------------------------------

Life
Gross premiums written                                 -            -          940               -            940
Net premiums written                                   -            -          940               -            940
Net premiums earned                                    -            -          940               -            940
Life and annuity benefits                              -            -          653               -            653
Policy acquisition costs                               -            -          181               -            181
Administrative expenses                                -            -          451               -            451
                                            ----------------------------------------------------------------------
Underwriting income (loss)                             -            -         (345)              -           (345)
                                            ----------------------------------------------------------------------

Net investment income                                                                                     204,430
Amortization of goodwill                                                                                   19,880
Interest expense                                                                                           54,324
Income tax expense                                                                                         23,580
                                                                                                    --------------
Income excluding net realized gains
  (losses) and cumulative effect                                                                          163,833
Net realized gains (losses)                                                                               (22,769)
                                                                                                    --------------
Net income before cumulative effect                                                                       141,064
Cumulative effect of adopting a new
  accounting standard (net of income tax)                                                                 (22,670)
                                                                                                    --------------
    Net income                                                                                      $     118,394
                                                                                                    ==============






                                           ACE LIMITED AND SUBSIDIARIES
                          NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont'd)
                                                    (Unaudited)


The following tables summarize the revenues of each segment by product offering for the three months ended March 31, 2002 and 2001:

Net premiums earned by type of premium

Three months ended March 31, 2002
---------------------------------
                                                                       Life,
                                                   Property &        Accident        Financial        Financial          ACE
                                                    Casualty         & Health        Services         Solutions      Consolidated
                                                    --------         --------        --------         ---------      ------------
                                                                            (in thousands of U.S. dollars)

Insurance - North American                         $    451          $     22        $      -         $      -        $     473
Insurance - Overseas General                            369               140               -                -              509
Global Reinsurance                                      112                32               -                -              144
Financial Products                                        -                 -              49              185              234
                                                   ---------         ---------       ---------        ---------       ----------
                                                   $    932          $    194        $     49         $    185        $   1,360
                                                   =========         =========       =========        =========       ==========


Three months ended March 31, 2001
---------------------------------
                                                                       Life,
                                                   Property &        Accident        Financial        Financial          ACE
                                                    Casualty         & Health        Services         Solutions      Consolidated
                                                    --------         --------        --------         ---------      ------------
                                                                            (in thousands of U.S. dollars)


Insurance - North American                         $    397          $      4        $      -        $       -        $     401
Insurance - Overseas General                            371               118               -                3              492
Global Reinsurance                                       78                 1               -                -               79
Financial Products                                        -                 -              38              359              397
                                                   ---------         ---------       ---------       ----------       ----------
                                                   $    846          $    123        $     38        $     362        $   1,369
                                                   =========         =========       =========       ==========       ==========


Property and casualty underwriting assets are reviewed in total by management for purposes of decision-making. We do not allocate assets to our new segments. Assets are specifically identified for our life segment and corporate holding companies.

The following table summarizes the identifiable assets at March 31, 2002 and December 31, 2001:

                                          March 31          December 31
                                            2002                2001
                                       --------------      -------------
                                         (in millions of U.S. dollars)


          Property and casualty         $    34,902         $   34,198
          Life reinsurance                      507                480
          Other                               3,078              2,509
                                        ------------        -----------
          Total assets                  $    38,487         $   37,187
                                        ============        ===========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)



                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following is a discussion of our results of operations, financial condition, liquidity and capital resources as of and for the three months ended March 31, 2002. Our results of operations and cash flows for any interim period are not necessarily indicative of our results for the full year. This discussion should be read in conjunction with our consolidated financial statements and related notes and the Management's Discussion and Analysis of Results of Operations and Financial Condition included in our Annual Report on Form 10-K for the year ended December 31, 2001.

Safe Harbor Disclosure

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Any written or oral statements made by or on behalf of ACE may include forward-looking statements which reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors (which are described in more detail elsewhere herein and in other documents we file with the Securities and Exchange Commission) include, but are not limited to, (i) the impact of the September 11th tragedy and its aftermath on ACE's insureds and reinsureds, on the insurance and reinsurance industry and on the economy in general and uncertainties relating to governmental responses to the tragedy, (ii) the ability to collect reinsurance recoverable and any delays with respect thereto, (iii) the occurrence of catastrophic events or other insured or reinsured events with a frequency or severity exceeding our estimates, (iv) the uncertainties of the loss reserving process, including the difficulties associated with assessing environmental damage and latent injuries, (v) uncertainties relating to government and regulatory policies such as subjecting ACE to insurance regulation or taxation in additional jurisdictions or amending, revoking or enacting any laws, regulations or treaties affecting our current operations and other legal, regulatory and legislative developments, (vi) the actual amount of new and renewal business and market acceptance of our products, (vii) risks associated with the introduction of new products and services, (viii) the competitive environment in which we operate, related trends and associated pricing pressures, market perception, and developments, (ix) actions that rating agencies may take from time to time, (x) developments in global financial markets, which could affect our investment portfolio and financing plans, (xi) changing rates of inflation and other economic conditions, (xii) losses due to foreign currency exchange rate fluctuations, (xiii) loss of the services of any of our executive officers without suitable replacements being recruited in a reasonable time frame,
(xiv) the ability of technology to perform as anticipated, (xv) the amount of dividends received from subsidiaries, and (xvi) management's response to these factors. The words "believe", "anticipate", "estimate", "project", "should", "plan", "expect", "intend", "hope", "will likely result" or "will continue" and variations thereof and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future events or otherwise.

New Reporting Segments

During the quarter ended March 31, 2002, following changes in executive management responsibilities, we reassessed and changed our reporting segments from the individual operating units to four lines of business:
Insurance - North American, Insurance - Overseas General, Global Reinsurance and Financial Products. We believe that these new segments better represent the way we manage our operations and measure our performance. Insurance - North American includes the operations of ACE USA, ACE Bermuda and ACE Canada, excluding the financial solutions divisions in both the U.S. and Bermuda which are included in the new Financial Products segment. Insurance - Overseas General includes the operations of ACE International, including ACE Europe, ACE Japan, ACE Far East and ACE Latin America, and the

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)

insurance operations of ACE Global Markets. The reinsurance operations of ACE Global Markets is now included in the new Global Reinsurance segment together with ACE Tempest Re, ACE Tempest US and our life reinsurance operation, which is disclosed separately. The Financial Products segment includes the financial guaranty business of ACE Guaranty Re and ACE Capital Re International and the financial solutions business in the U.S. and Bermuda.

Critical Accounting Policies

Certain amounts in our consolidated financial statements are the result of transactions that are inherently subjective in nature and require us to use our best estimates and assumptions to determine our reported values. These amounts could ultimately be materially different than what has been provided for in our consolidated financial statements. We consider the assessment of our property and casualty loss reserves, the fair value of our investment portfolio including derivatives and the reinsurance recoverable to be the values requiring the most subjective and complex estimates. As such, we deem our accounting policies for these amounts to be critical. The Property and Casualty Loss Reserves, the Investments and Cash, the Derivatives and the Reinsurance sections below provide more information regarding the estimates and assumptions required for these amounts.

September 11th 2001 Tragedy

The terrorist attacks on September 11, 2001 ("the September 11th tragedy") resulted in the largest insured loss in history and had a substantial impact on our 2001 results. We continue to monitor our total potential liability based upon individual insurance and reinsurance policy language, legal and factual developments in underlying matters involving its insureds as well as legislative developments in the U.S. involving the terrorist attack. If our current assessments of future developments are proved wrong, the financial impact of any of them, singularly or in the aggregate, could be material. For example, business interruption insurance claims could materialize in the future with greater frequency than we have anticipated or provided for in our estimates, or, insureds that we expect will not be held responsible for injuries resulting from the attack, are ultimately found to be responsible at a financial level that impacts our insurance or reinsurance policies.

In February 2002, we announced that one of our Bermuda subsidiaries, ACE Bermuda Insurance Ltd. ("ACE Bermuda") agreed to settle its property insurance claim with Silverstein Properties, Inc., ("Silverstein") arising from the World Trade Center disaster. The settlement is based upon a single occurrence and comprised payment of only one policy limit. ACE Bermuda and Silverstein have agreed to dismiss all litigation and arbitration pending between them. The settlement amount is within the reserve previously established for this event and does not affect the remaining group reserves for other claims arising from the September 11th tragedy. To date we have paid gross losses of $490 million and net losses of $75 million with respect to the September 11th tragedy and have collected approximately 98 percent of the related recoverable.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)

Results of Operations - Three months ended March 31, 2002 and 2001

The following table provides an analysis of both our after-tax income excluding net realized losses on investments and the cumulative effect of adopting a new accounting standard and our net income.


                                                     Three Months Ended
                                                          March 31
                                                     2002           2001
                                                  -----------   -----------
                                                (in millions of U.S. dollars)

  Income excluding net realized
    losses on investments and
    cumulative effect of adopting a
    new accounting standard                       $     216     $    164
  Net realized losses on investments
    (net of income tax)                                 (18)         (23)
                                                  ----------    ---------
  Income excluding cumulative effect of
    adopting a new accounting standard                  198          141
  Cumulative effect of adopting a new
    accounting standard (net of income tax)               -          (23)
                                                  ----------    ---------
  Net income                                      $     198     $    118
                                                  ==========    =========


Income excluding net realized losses on investments and the cumulative effect of adopting a new accounting standard increased by 32 percent to $216 million for the three months ended March 31, 2002, compared with $164 million for the three months ended March 31, 2001. During the quarter, we ceased amortizing goodwill as a result of our adoption of FAS 142 on January 1, 2002. Excluding the goodwill amortization in 2001, income excluding net realized losses on investments and the cumulative effect of adopting a new accounting standard increased by 17 percent. The increase in income was primarily due to better loss experience which is reflected in our combined ratio for the quarter of
93.1 percent compared with 95.8 percent last year.

Net realized losses on investments (net of income tax) were $18 million for the three months ended March 31, 2002 compared with net realized losses of $23 million for the three months ended March 31, 2001. The net realized losses were generated primarily as a result of losses realized on fixed maturities and short-term investments as well as an after-tax loss of $13 million reflecting fair value adjustments on derivatives, which we include in net realized losses.

We recorded an expense for the first quarter of 2001 relating to the cumulative effect of adopting this standard of $23 million, net of income tax of $12 million. The cumulative effect of adopting this standard primarily related to market value adjustments on the credit default swap portfolio held by ACE Financial Services.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)

Underwriting Results by Segment

The following table provides an analysis of our consolidated underwriting results:

                                                   Three Months Ended
                                                        March 31
                                                 2002              2001
                                         ------------------  ------------------
                                             (in millions of U.S. dollars)

Gross premiums written                        $ 3,118             $ 2,561
Net premiums written                            1,986               1,735
Net premiums earned                             1,360               1,369
Losses and loss expenses                          853                 951
Life and annuity benefits                          23                   1
Policy acquisition costs                          198                 167
Administrative expenses                           196                 193
                                              --------            --------
Underwriting income                           $    90             $    57
                                              --------            --------
Loss and loss expense ratio*                     64.1%               69.5%
Underwriting and administrative
  expense ratio*                                 29.0%               26.3%
Combined ratio*                                  93.1%               95.8%

* Ratios exclude life reinsurance business


Overall, gross premiums written increased by 22 percent to $3.1 billion for the first quarter of 2002 compared with the same quarter last year. We experienced steady growth in gross premiums written in the quarter due to new business opportunities, price increases on renewing business and positive results from new business initiatives. During 2001, we wrote several large retroactive contracts in the form of loss portfolio transfer contracts ("LPTs"). In the first quarter of 2002 we did not write any LPTs. When these contracts are written in a quarter, they cause large variations in premium volume. These contracts are discussed in more detail in the Financial Products segment discussion. Excluding the LPTs, which amounted to $252 million in the first quarter of 2001, gross premiums written increased by 35 percent.

Net premiums written, which reflect the premiums we retain after purchasing reinsurance protection, increased by 14 percent to $2 billion for the first quarter of 2002. Net premiums written did not increase at the same rate as gross premiums written for several reasons. As with gross premiums written, the LPTs had a distorting effect on net premiums written. Also in ACE USA, we had a one-time aviation reinsurance cession to cover the in-force aviation business prior to our joining the United States Aircraft Insurance Group Aviation Pool and in ACE Global Markets additional reinsurance was purchased, principally to cover several areas put into run-off. Net premiums earned, which reflect the portion of net premiums written recorded as revenues for the period, were relatively unchanged for this quarter compared with the same quarter last year. Again, the LPTs which were both written and earned during the prior year quarter distort the comparison. Excluding the LPTs, net premiums earned increased by 22 percent.

The underwriting results of property and casualty business are discussed by reference to the combined ratio, loss and loss expense ratio and underwriting and administrative expense ratio. We calculate these ratios by dividing the relevant expense amounts by net premiums earned. The combined ratio is the sum of the loss and loss expense ratio and the underwriting and administrative expense ratio. A combined ratio under 100 percent indicates underwriting income and a combined ratio exceeding 100 percent indicates underwriting losses.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)

We establish reserves for unpaid losses and loss expenses, which are estimates of future payments of reported and unreported claims for losses and related expenses, with respect to insured events that have occurred. The process of establishing reserves for property and casualty claims continues to be a complex and imprecise process, requiring the use of informed estimates and judgments. Our estimates and judgments may be revised as additional experience and other data becomes available and are reviewed, as new or improved methodologies are developed or as current laws change. Any such revisions could result in future changes in estimates of losses or reinsurance recoverable, and would be reflected in our results of operations for the period in which the estimates are changed.

In addition, catastrophe losses may have a significant effect on the insurance and reinsurance industry. Our Global Reinsurance segment and other segments of our group have exposure to windstorm, hail, earthquake and other catastrophic events, all of which are managed using measures including underwriting controls, occurrence caps as well as modeling, monitoring and managing our accumulations of potential losses across the group. We use retrocessional programs to limit our net losses from catastrophes. However, property catastrophe loss experience is generally characterized as low frequency but high severity short-tail claims, which may add volatility to our financial results.

The loss and loss expense ratio decreased to 64.1 percent for the quarter ended March 31, 2002 compared with 69.5 percent for the same quarter of 2001. The decrease is principally due to the fact that no LPTs were written in the current quarter. These contracts are typically recorded at higher loss ratios than our other lines of business.

Underwriting and administrative expenses are comprised of policy acquisition costs, which include commissions, premium taxes, underwriting and other costs that vary with and are primarily related to the production of premium, and administrative expenses which include all other operating costs. The underwriting and administrative expense ratio increased from
26.3 percent for the quarter ended March 31, 2001 to 29.0 percent for the current quarter. Again, the principal reason for the change is the impact of the LPTs.

We assess the performance of our life reinsurance business based on net operating income, which is net income excluding net realized gains and losses from the sale of investments. For the current quarter, this division generated net operating income of $3.7 million compared with nil for the same quarter last year.

Segment Results

Insurance - North American:
---------------------------

The Insurance - North American segment is comprised of our property and casualty insurance operations in the U.S., Bermuda and Canada excluding the financial solutions business in the U.S. and Bermuda. This segment writes a variety of insurance products including property, liability, professional risk (directors and officers liability, ("D&O") and errors and omissions coverages, ("E&O")), marine, program business, political risk, accident and health, warranty, aerospace and other specialty lines. The following table outlines the underwriting results for this segment:

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)

                                      Three Months Ended         Percentage
                                           March 31                Change
                                      2002           2001      From Prior Year
                                  ------------   ------------  ---------------
                                 (in millions of U.S. dollars)

  Gross premiums written           $  1,265        $   936           35%
  Net premiums written                  513            422           22

  Net premiums earned                   473            401           18
  Losses and loss expenses              328            266           23
  Underwriting and
    administrative expenses             112            115           (2)
                                   ---------       --------        -----
  Net underwriting income          $     33        $    20           67%
                                   ---------       --------        -----

  Loss and loss expense ratio          69.2%          66.4%
  Underwriting and administrative
    expense ratio                      23.8%          28.6%

  Combined ratio                       93.0%          95.0%


This segment's underwriting income grew by 67 percent to $33 million compared with $20 million for the same quarter last year. Gross premiums written increased by 35 percent to $1.26 billion for the quarter ended March 31, 2002 compared with the same quarter last year.

Within this segment, ACE USA's gross premiums written increased by 30 percent to $1.2billion. Most of ACE USA's operating divisions experienced strong premium growth this quarter with the ACE Risk Management Group ("ARM"), our national accounts business, and Westchester Specialty, our wholesale oriented excess and surplus lines group, substantially contributing to the increase. As the markets continue to harden, opportunities in the excess and surplus lines market traditionally outpace those in the standard admitted lines market. As a result, we are seeing a significant increase in new business submissions in Westchester Specialty. Pricing continues to be strong across all lines with large property accounts and excess casualty lines showing the strongest increases. The recent insolvency of several large publicly held companies has fueled increases in E&O and D&O rates. Overall, price increases across commercial lines in the first quarter for ACE USA were in the 20 to 40 percent range. In addition, there continues to be general improvement in policy terms and conditions. Our growth this quarter was achieved despite offering significantly reduced limits and higher attachment points.

New initiatives in the U.S. group also yielded positive results. Gross premiums written in the professional risks lines increased from $24 million to $46 million from the prior period and our expansion into accident and health in the latter part of 2001 produced $24 million of gross premiums written in the quarter.

ACE Bermuda also had a successful first quarter of 2002 experiencing strong premium growth in their core lines of excess liability, professional lines and excess property. Gross premiums written at ACE Bermuda increased by $55 million to $87 million for the 2002 quarter compared with the prior period. This growth resulted from a combination of rate increases and new business written. In addition to the rate increases, ACE Bermuda also secured improved terms and conditions that have improved the risk profile of the in-force book.

Net premiums written for the segment increased by 22 percent for the quarter. Growth in net premiums written was negatively impacted by a one-time aviation reinsurance cession to cover the in-force aviation business prior to our joining the United States Aircraft Insurance Group Aviation Pool. Without this cession, net premiums written would have increased by 28 percent. The ratio of net premiums written to gross premiums written was also impacted by a change in business mix with a larger proportion of premiums written this quarter coming from lines that traditionally use more reinsurance.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)

Net premiums earned increased by 18 percent to $473 million for the quarter compared with the 2001 quarter. This increase is principally due to the earning out of higher premiums written in previous quarters. While a small portion of the net premiums written this quarter are earned, most will be earned out in future quarters.

The loss and loss expense ratio increased to 69.2 percent of earned premiums written in the current quarter compared with 66.4 percent last year. ACE Bermuda's results were negatively impacted by approximately $15 million of satellite and aviation losses, the latter being in run-off, arising from prior period risks. These losses added 3 percentage points to the loss ratio. The underwriting and administrative expense ratio declined to 23.8 percent for the current quarter compared with 28.6 for the same quarter last year principally because expenses were relatively unchanged despite the increase in net premiums earned in the quarter.

Insurance - Overseas General
----------------------------

The Insurance - Overseas General segment comprises ACE International, our network of indigenous insurance operations and the insurance operations of ACE Global Markets, our Lloyd's operation. Like the North American insurance segment, this segment writes a variety of insurance products including property, liability, professional risk (D&O and E&O), marine, political risk, accident and health, aerospace and consumer oriented products.

The following table outlines the underwriting results for this segment:

                                          Three Months Ended      Percentage
                                              March 31              Change
                                            2002       2001     From Prior Year
                                          --------   --------   ---------------
                                         (in millions of U.S.
                                                dollars)

   Gross premiums written                  $ 962      $ 826           16%
   Net premiums written                      614        543           13

   Net premiums earned                       509        492            4
   Losses and loss expenses                  292        306           (5)
   Underwriting and administrative
     expenses                                200        175           14
                                          -------    -------       ------
   Net underwriting income                 $  17      $  11           63%
                                          -------    -------       ------
   Loss and loss expense ratio              57.3%      62.3%
   Underwriting and administrative
     expense ratio                          39.3%      35.6%

        Combined ratio                      96.6%      97.9%


Underwriting income increased by 63 percent to $17 million for the quarter compared with last year. Gross premiums written increased by 16 percent for the quarter to $962 million. Adjusting for foreign currency rate changes, gross premiums written actually increased by 20 percent.

Gross premiums written in ACE International increased by 18 percent in local currency. Geographically, the growth was broad based. Europe had growth of 37 percent while Latin America increased by 9 percent and Asia Pacific grew by 45 percent. In original currency, ACE Japan also had growth of 8 percent.

ACE Global Markets had an increase of 24 percent in gross premium written for the current quarter compared with the same quarter last year. In 2002, we increased our percentage participation in syndicate 2488 to 99.6 percent from 90 percent for the 2001 year of account. We expect to own 100 percent for the 2003 year of account. In addition, we are achieving significant changes in both rates and underwriting terms with rate increases averaging 30 percent. At the same time, this operation is

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)

currently adjusting its underwriting strategy and moving from a gross line underwriter (where large gross limits are written on the basis that most of the risk is then reinsured) to a net line underwriter (where much smaller gross limits are written and much less reliance is placed on reinsurance) in keeping with our underwriting standards. As a consequence, in certain lines of business that do not fit this strategy, net limits per risk have been reduced, in some cases by half or more and other lines of business have been placed in run-off.

Net premiums written for the segment increased by 13 percent or 18 percent after adjusting for currency. Net premiums written in ACE International increased by 24 percent in local currency. Net premiums written in ACE Global Markets were unchanged year over year primarily due to the cost of reinsurance to protect us on run-off exposures discussed previously.

Net premiums earned increased by 4 percent in the quarter on a reported basis. On a currency-adjusted basis, ACE International net premiums earned increased by 13 percent. The loss and loss expense ratio decreased to 57.3 percent for the current quarter compared with 62.3 percent for the same quarter last year principally due to better loss experience on business earned in the quarter. The underwriting and administrative expense ratio increased to 39.3 percent for the current quarter compared with 35.6 percent for the quarter ended March 31, 2001. The principal reason for the increase is an increase in the underwriting expense ratio at ACE Global Markets due to lower net earned premiums as a result of increased reinsurance costs.

Global Reinsurance
------------------

The Global Reinsurance segment consists of ACE Tempest Re, ACE Tempest USA and ACE Global Market's property and casualty reinsurance operations as well as our life reinsurance operations which are disclosed separately. The property and casualty reinsurance group writes catastrophe, marine, casualty, and nuclear products.

Property and Casualty
---------------------

The following table outlines the underwriting results of our global property and casualty reinsurance division:

                                           Three Months Ended     Percentage
                                                March 31            Change
                                            2002        2001    From Prior Year
                                          --------     -------  ---------------
                                          (in millions of U.S.
                                                 dollars)

    Gross premiums written                $  374      $  235          59%
    Net premiums written                     354         215          65

    Net premiums earned                      115          78          47
    Losses and loss expenses                  39          21          91
    Underwriting and administrative
      expenses                                23          21           8
                                          -------     -------      ------
    Net underwriting income               $   53      $   36          45%
                                          -------     -------      ------

    Loss and loss expense ratio             34.1%       26.3%
    Underwriting and administrative
      expense ratio                         19.9%       27.1%

    Combined ratio                          54.0%       53.4%

Underwriting income increased by 45 percent to $53 million for the quarter compared with the same quarter last year.

Gross premiums written for the quarter increased by 59 percent to $374 million from $235 million last year. Overall, reinsurance underwriting conditions remain favorable. The reinsurance market continues to show discipline in both pricing and underwriting terms. In fact, in certain classes, rates are continuing to increase.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)


In ACE Tempest Re, where we write most of the property catastrophe business, net premiums written increased by 57 percent. On average, premium rates in our portfolio increased over 25 percent in the quarter and rate levels are being maintained as the year progresses. In the property catastrophe business, risk modeling and selection capabilities are extremely important. While we deem current prices adequate to achieve a reasonable risk adjusted return, we still declined a substantial amount of business because of what we deem inadequate market pricing.

ACE Tempest U.K. which is principally focused on specialty reinsurance products had a successful quarter increasing its net premiums written by 95 percent to $81 million for the current quarter compared with $41 million for the same quarter last year. ACE Tempest U.S. which was established in 2000 with an initial focus on writing property per risk and casualty reinsurance increased its net premiums written for the current quarter by over 200 percent to $32 million compared with last year.

The loss and loss expense ratio increased from 26.3 percent for the first quarter of 2001 to 34.1 percent for the current quarter due to the change in business mix as a result of the growth in the non-property catastrophe area. There was no significant loss activity in the same quarter last year.

The underwriting and administrative expense ratio decreased to 19.9 percent for the current quarter compared with 27.1 percent for the quarter ended March 31, 2001. This decrease is primarily the result of higher property and casualty net premiums earned combined with underwriting and administrative expenses that were essentially unchanged from last year.


Life Reinsurance
----------------

Our principal business in this division is to provide reinsurance coverage to life insurance companies. In 2001, we concluded our first full year of operations for our life division. We price this reinsurance using sophisticated actuarial and investment models that incorporate a number of factors, including assumptions for mortality, morbidity, expenses, demographics, persistency, investment returns and inflation. We assess the performance of our life reinsurance business based on net operating income, which is net income excluding net realized gains and losses from the sale of investments. The use of combined ratios is not an appropriate measure of the underwriting results of life reinsurance business.

The following table sets out the underwriting results of our life reinsurance division:

                                                       Three Months Ended
                                                            March 31
                                                       2002           2001
                                                   ------------   ------------
                                                       (in millions of U.S.
                                                             dollars)

   Gross premiums written                             $  29           $  1
   Net premiums written                                  28              1

   Net premiums earned                                   28              1
   Life and annuity benefits                             23              1
   Underwriting and administrative expenses               8              -
   Net investment income                                  6              -
   Net underwriting income                            ------          -----
                                                      $   3           $  -
                                                      ------          -----


During the first quarter, the life reinsurance group wrote $29 million of new business derived principally from treaty business as opposed to one-time single premium transactions. We are focused on writing risk transfer treaty business where the principal risk is mortality and morbidity based. Our current product portfolio focuses mainly on long term disability, life and variable products. We are also engaged in writing one-time portfolio transactions where the requirements of the client are risk transfer and capital management motivated. Earnings from these transactions are recognized over the life of the contract.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)

Financial Products
------------------

The Financial Products segment consists of two broad categories: financial guaranty business and financial solutions business. The financial guaranty business includes municipal and non-municipal financial guaranty reinsurance, title cover, single-name and portfolio credit default swaps, mortgage guaranty reinsurance, trade credit reinsurance and residual value reinsurance. The financial solutions business includes insurance and reinsurance solutions to complex risks that generally can not be adequately addressed by the traditional insurance marketplace. Each financial solutions contract is unique and specifically tailored for an individual client, but generally they are multi-year and contain some form of client participation. Due to the nature of the financial solutions business, premium volume can vary significantly from period to period and therefore premiums written in any one quarter are not indicative of premiums to be written in future quarters.

We also write retroactive contracts, including LPTs, which indemnify ceding companies for events that have occurred in prior years. While these types of contracts are generally written in the Financial Products segment, they can also be written in other segments, including the life reinsurance group. These contracts, which meet the established criteria for reinsurance accounting, are recorded in the statement of operations when written and generally result in large one-time written and earned premiums with comparable incurred losses. These contracts, when written, can cause significant variances in gross premiums written, net premiums written, net premiums earned, net incurred losses as well as the loss and loss expense ratio and underwriting and administrative expense ratio. At the time one of these contracts is written, we make certain assumptions with respect to the ultimate amount and timing of payments in order to establish loss and loss expense reserves. As with most loss reserves, the actual amount and timing of payments may result in losses and loss expenses which are significantly greater or less than the reserves initially provided.

It is generally expected that losses ultimately paid under retroactive contracts will exceed the premiums received, in some cases by large margins. Premiums are based in part on time-value-of money concepts because loss payments may occur over lengthy time periods. However, retroactive contracts do not have a significant impact on reported earnings in the period of inception. When writing a retroactive contract, the excess of the estimated ultimate losses over the premiums received is established as a deferred charge and amortized against income over the estimated future claim settlement period. While we expect that these contracts will produce significant underwriting losses over time, we also expect that this business will be profitable due to expected earnings on the premiums received.

The following table outlines the underwriting results for this segment:

                                         Three Months Ended       Percentage
                                              March 31              Change
                                          2002         2001     From Prior Year
                                        --------     --------   ---------------
                                        (in millions of U.S.
                                               dollars)

   Gross premiums written               $  488        $  564         (14)%
   Net premiums written                    476           555         (14)

   Net premiums earned                     234           397         (41)
   Losses and loss expenses                195           358         (46)
   Underwriting and administrative
     expenses                               28            29          (4)
                                        -------       -------       -----
   Net underwriting income              $   11        $   10          15%
                                        -------       -------       -----

   Loss and loss expense ratio            83.1%        90.1%
   Underwriting and administrative
     expense ratio                        12.1%         7.4%

   Combined Ratio                         95.2%        97.5%

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)


Gross premiums written for the quarter ended March 31, 2002, declined by 14 percent to $488 million compared with $564 million for the same quarter last year.

Our financial guaranty operations reported an increase in underwriting income of $2 million. We benefited from an increase in municipal refunding coupled with a robust housing market, principally in the U.S. In addition, market demand for credit derivatives was strong in the quarter so we were able to increase our writings in this area.

The financial solutions area had net premiums earned of $185 million for the quarter, a 47 percent decline over last year. This area was successful in writing numerous transactions during the quarter, however, the premium in last year's first quarter was bolstered by several LPTs, aggregating $252 million. By their nature, LPTs are non-recurring. Excluding the LPT contracts, net premiums earned increased by 75 percent for the current quarter compared to the same quarter last year. This increase is mainly due to several new financial solutions contracts written during the quarter in both Bermuda and the U.S. While there is currently strong demand for LPTs in the market, these deals are usually large and complex and take time to conclude. It is difficult to predict the amount or timing of the writing of LPT transactions.

The absence of LPTs also impacted the loss and loss expense ratio. The loss and loss expense ratio improved from 90.1 percent for the quarter ended March 31, 2001 to 83.1 percent for the current quarter. Despite the underwriting and administrative expenses remaining stable for the current quarter compared with the same quarter last year, the decrease in net premiums earned caused an increase in the underwriting and administrative expense ratio.


Net Investment Income

                                   Three Months Ended          Percentage
                                        March 31                 Change
                                    2002         2001        From Prior Year
                                 ----------   ----------     ---------------
                                 (in millions of U.S.
                                        dollars)

      Net investment income       $   204      $   204              -
                                  ========     ========        ===========


Net investment income is influenced by a number of factors, including the amounts and timing of inward and outward cash flows, the level of interest rates as well as changes in overall asset allocation. Net investment income was unchanged in the current quarter compared with the same quarter last year.

Our equity offering in the fourth quarter of 2001, combined with increased assets from our life reinsurance business and positive cash flow during the quarter resulted in increases in investment income of approximately $29 million for the current quarter compared with the same quarter last year. However, due to the timing, the net proceeds from our debt offering late in the quarter ended March 31, 2002, had no effect on our investment income in the first quarter of 2002.

Offsetting the increase in investment income from the higher asset base were the lower interest rates during the current quarter compared with the same quarter in 2001. Lower yields on cash and short term deposits as well as the rollover of our portfolio at lower current yields resulted in decreases in investment income of approximately $29 million which resulted in investment income remaining flat for the current quarter compared with the same quarter last year.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)

Net Realized Gains (Losses) on Investments

                                                         Three Months Ended
                                                              March 31
                                                         2002          2001
                                                      ----------    ----------
                                                      (in millions of U.S.
                                                            dollars)

  Fixed maturities and short-term investments          $   (14)      $    8
  Equity securities                                         (2)          13
  Financial futures, options and interest rate swaps         4          (29)
  Fair value adjustment on derivatives                     (13)           4
  Currency                                                  (1)          (4)
  Other investments                                          -          (11)
                                                       --------      -------
  Total net realized gains (losses) on investments     $   (26)      $  (19)
                                                       ========      =======


Our investment strategy takes a long-term view and our portfolio is actively managed to maximize total return within certain specific guidelines, which minimize risk. Our investment portfolio is reported at fair value. However, the effect of market movements on our portfolio only impact income (through net realized gains (losses) on investments) when securities are sold or other than temporary impairments are recorded on invested assets. Changes in unrealized gains and losses, which result from the revaluation of securities held, are reported as a separate component of accumulated other comprehensive income.

Net realized losses on fixed maturities include losses related to write-downs of certain securities in our investment portfolio that had what we believe to be an other than temporary decline in their fair value. The write down for these permanent impairments for the current quarter was $17 million.

We use foreign currency forward contracts to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar holdings currently held in the portfolio not specifically targeted to match the currency of liabilities. These contracts are not designated as specific hedges and therefore, realized and unrealized gains and losses recognized on these contracts are recorded as net realized gains (losses) in the quarter in which the fluctuations occur, together with net foreign currency gains (losses) recognized when non-U.S. dollar securities are sold.

We use fixed income futures contracts and interest rate swaps to manage duration exposure. Gains of $7 million were recognized on interest rate swaps during the first quarter of 2002. Net realized losses generated by our equity and fixed income index futures and option contracts amounted to $3 million for the same quarter, bringing the total net realized gains attributable to financial futures and option contracts and interest rate swaps to $4 million compared with losses of $29 million for the same quarter in 2001.

We implemented FAS 133 on January 1, 2001, which requires that all derivatives be recognized as either assets or liabilities in the consolidated balance sheet and measured at fair value. The change in fair value of our derivatives for the quarter ended March 31, 2002 was a loss of $13 million compared with a gain of $4 million for the same quarter in 2001. The level of such gains and losses is dependent upon a number of factors including changes in interest rates, credit spreads and other market factors.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)

Other Expenses

                                       Three Months Ended        Percentage
                                            March 31               Change
                                       2002          2001      From Prior Year
                                    ----------    ----------   ---------------
                                 (in millions of U.S. dollars)

    Interest expense                $      46     $      54         (15)%
                                    ==========    ==========
    Income tax expense              $      24     $      27         (11)%
                                    ==========    ==========
    Amortization of goodwill        $       -     $      20           -
                                    ==========    ==========

Interest expense decreased by 15 percent for the current quarter compared with the quarter ended March 31, 2001. This decrease is primarily attributed to lower short-term interest rates on our floating rate debt for the current quarter as compared with the same quarter last year.

We recorded income tax expense of $24 million for the quarter ended March 31, 2002 compared with an expense of $27 million for the same quarter last year. This decline is due to the decrease in income in taxable jurisdictions for the current quarter.

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. As required, we adopted FAS 142 on January 1, 2002 and have ceased amortizing goodwill.

Investments and Cash

Our principal investment objective is to ensure that funds will be available to meet our insurance and reinsurance obligations. Within this broad liquidity constraint, our investment portfolio's structure seeks to maximize return subject to specifically approved guidelines of overall asset classes, credit quality, liquidity and volatility of expected returns. As such, our investment portfolio is invested primarily in fixed income securities of the highest credit quality and is externally managed by independent professional investment managers.

At March 31, 2002, total investments and cash were $16.3 billion compared with $15.9 billion at December 31, 2001, an increase of $400 million. The increase in total investments and cash is primarily resulting from the net proceeds of our debt offering at the end of the quarter and strong premium volume. Offsetting these increases, we paid dividends of $45 million during the quarter.

Our other investments principally comprise direct investments, investments in investment funds and investments in limited partnerships. For direct investments that meet the requirements for equity accounting, we accrue our portion of the net income or loss of the investment. We carry other direct investments at fair value. Where fair values are not publicly available, the investments are carried at estimated fair value. Our investments in investment funds are carried at the net asset value as advised by the fund. We account for investments in limited partnerships using the equity method.

The following table identifies our invested assets at fair value, by type held at March 31, 2002 and December 31, 2001:

                                            March 31     December 31
                                              2002          2001
                                           ----------    -----------
                                          (in millions of U.S. dollars)

Fixed maturities available for sale         $ 13,037      $  13,000
Equity securities                                514            468
Short-term investments                         1,401          1,206
Other investments                                551            591
Cash                                             820            671
                                            ---------     ----------
Total investments and cash                  $ 16,323      $  15,936
                                            =========     ==========

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)

Property and Casualty Loss Reserves

We establish reserves for the estimated unpaid ultimate liability for losses and loss expenses under the terms of our policies and agreements. These reserves include estimates for both claims that have been reported and those that have been incurred but not reported ("IBNR"), and include estimates of expenses associated with processing and settling these claims. The reserve for unpaid losses and loss expenses was $20.5 billion at March 31, 2002, compared with $20.7 billion at December 31, 2001, and includes $12.6 billion of case and loss expense reserves. The process of establishing reserves for property and casualty claims continues to be a complex and imprecise one, requiring the use of informed estimates and judgements. Our estimates and judgements may be revised as additional experience and other data become available and reviewed, as new or improved methodologies are developed or as current laws change. As part of our evaluation process of loss reserves, we engage independent actuarial firms to review the methods and assumptions we use in estimating the unpaid losses and loss expenses. We continually evaluate our estimate of reserves in light of developing information and in light of discussions and negotiations with our insureds. While we believe that our reserve for unpaid losses and loss expenses at March 31, 2002 is adequate, future developments may result in ultimate losses and loss expenses significantly greater or less than the reserve provided.

Reinsurance

One of the ways we manage our loss exposure is through the use of reinsurance. While reinsurance arrangements are designed to limit our losses from large exposures and to permit recovery of a portion of direct losses, reinsurance does not relieve us of our liability to our insureds. Accordingly, our loss reserves represent total gross losses, and reinsurance recoverable represents anticipated recoveries of a portion of those losses as well as amounts recoverable from reinsurers with respect to claims, which we have already paid. Reinsurance recoverable at March 31, 2002 was relatively unchanged from the balance at December 31, 2001, remaining at $11.4 billion.

We evaluate the financial condition of our reinsurers and potential reinsurers on a regular basis and also monitor concentrations of credit risk with reinsurers. The allowance for unrecoverable reinsurance is required principally due to the failure of reinsurers to indemnify us, primarily because of disputes under reinsurance contracts and insolvencies. Reinsurance disputes continue to be significant, particularly on larger and more complex claims, such as those related to asbestos and environmental pollution and London reinsurance market exposures. Allowances have been established for amounts estimated to be uncollectible. Our allowance for unrecoverable reinsurance is $795 million at March 31, 2002 compared with $789 million at December 31, 2001.

Asbestos and Environmental Claims

Included in our liabilities for losses and loss expenses are liabilities for asbestos, environmental and latent injury damage claims and expenses ("A&E exposures"). These claims are principally related to claims arising from remediation costs associated with hazardous waste sites and bodily injury claims related to asbestos products and environmental hazards. These amounts include provision for both reported and IBNR claims. With respect to survival ratios for A&E exposures, we feel this is a very simplistic measure of a very complicated issue. However, we understand this ratio is used as a means to compare companies with A&E exposures. Thus, if we average the last 3 years of claim payments and expect payments to continue at the same pace, our survival ratio is 7.8 years. Using the 2001 calendar year payments, our survival ratio increases to 9.1 years. These ratios take into account the remaining coverage under the National Indemnity Company reinsurance contract.

We continuously evaluate our estimates of liabilities and related reinsurance recoverable for A&E exposures. While most of these liabilities for such claims arise from exposures in North America, we have also provided for international A&E exposures.

We have considered asbestos and environmental claims and claims expenses in establishing the liability for unpaid losses and loss expenses. We have developed reserving methods, which incorporate new sources of data with historical experience to estimate the ultimate losses arising from asbestos and environmental exposures. The reserves for asbestos and environmental

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)

claims and claims expenses represent our best estimate of future loss and loss expense payments and recoveries which are expected to develop over the next several decades. We continuously monitor evolving case law and its effect on environmental and latent injury claims. While reserving for these claims is inherently uncertain, we believe that the reserves carried for these claims are adequate based on known facts and developing law.


LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity is a measure of a company's ability to generate sufficient cash flows to meet the short-term and long-term cash requirements of its business operations. As a holding company, ACE's assets consist primarily of the investments in its subsidiaries as well as other investments. In addition to investment income, its cash flows currently depend primarily on dividends or other statutorily permissible payments from its Bermuda-based operating subsidiaries (the "Bermuda subsidiaries"). During the quarter ended March 31, 2002, ACE was able to meet all of its obligations, including the payment of dividends declared on its Ordinary Shares and FELINE PRIDES, with its net cash flow and the dividends received.
Should the need arise, we have access to the debt markets and other available credit facilities which are discussed below.

There are currently no legal restrictions on the payment of dividends from retained earnings by the Bermuda subsidiaries, as the minimum statutory capital and surplus requirements are satisfied by the share capital and additional paid-in capital of each of the Bermuda subsidiaries. However, the payment of dividends or other statutorily permissible distributions by the Bermuda subsidiaries is subject to the need to maintain shareholders' equity at levels adequate to support the insurance and reinsurance operations. During the current quarter, ACE Bermuda declared dividends of $130 million. ACE Tempest Re did not declare any dividends during the quarter ended March 31, 2002. ACE expects that a majority of its cash inflows for the remainder of 2002 will be from its Bermuda subsidiaries. Management assesses which companies to draw dividends from based on among other things, regulatory and legal restrictions and the company's financial condition particularly its ability to provide dividends without compromising its operations.

The payments of dividends from ACE's non-Bermuda based operating subsidiaries are also subject to laws and regulations, which vary by jurisdiction. The payment of any dividends from ACE Global Markets or its subsidiaries would be subject to applicable United Kingdom insurance laws and regulations including those promulgated by the Society of Lloyd's. ACE INA's and ACE Financial Services' U.S. insurance subsidiaries may pay dividends, without prior regulatory approval, only from earned surplus and subject to the maintenance of a minimum capital requirement without prior regulatory approval. ACE INA's international subsidiaries are also subject to various insurance laws and regulations in the countries in which they operate. These laws and regulations include restrictions that limit the amount of dividends that can be paid without prior approval of the insurance regulatory authorities.

During the quarter ended March 31, 2002, ACE did not receive any dividends from ACE Global Markets, ACE INA or ACE Financial Services nor does ACE expect to receive dividends from these subsidiaries during 2002. Under the Lloyd's accounting model, syndicates in Lloyd's operate each year as an annual venture. Each "year of account" is held open for three years. At the end of three years, the "year of account" purchases reinsurance from the next open year (this purchase is known as "reinsurance to close" or "RITC") and distributes the remaining funds to the investors in the syndicate. ACE Global Markets has historically reinvested these funds in operations, which have expanded each year. ACE INA has issued debt to provide partial financing for the ACE INA Acquisition and for other operating needs. This debt is serviced by dividends paid by ACE INA's insurance subsidiaries to ACE INA as well as other group resources. ACE Financial Services' U.S. insurance subsidiaries are limited in their dividend paying abilities due to their need to maintain their AA and AAA financial strength ratings.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)



Our consolidated sources of funds consist primarily of net premiums written, investment income and proceeds from sales and maturities of investments. Funds are used primarily to pay claims, operating expenses and dividends and for the purchase of investments. After satisfying our cash requirements, excess cash flows from these underwriting and investing activities are used to build the investment portfolio and thereby increase future investment income.

Our insurance and reinsurance operations provide liquidity in that premiums are received in advance, generally substantially in advance, of the time claims are paid. Our consolidated net cash flow from operating activities was $142 million for the current quarter compared with $388 million for the same quarter last year. Generally cash flows are affected by claim payments which, due to the nature of our operations, may comprise large loss payments on a limited number of claims and therefore can fluctuate significantly from year to year. The irregular timing of these loss payments, for which the source of cash can be from operations, available net credit facilities or routine sales of investments, can create significant variations in cash flows from operations between quarters. Net loss and loss expense payments were $977 million for the quarter ended March 31, 2002 compared with $945 million for the same quarter last year. We believe that we have sufficient liquidity to meet our anticipated cash flow obligations, including those resulting from the September 11th tragedy. During the current quarter we made gross claim payments of $389 million with respect to the September 11th tragedy. On a net basis, our payment with respect to this claim was $50 million during the current quarter and approximately 98 percent of the related recoverable has been collected. Although ongoing operations continue to generate positive cash flows, our cash flows are currently impacted by a large book of loss reserves from businesses in run-off. The run-off operations generated negative cash flows of $147 million for the current quarter compared with $261 million for the same quarter last year, primarily due to claim payments. The run-off book of business continues to require cash to meet its liabilities and cash flows are very dependent on the timing of claim settlements.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)



Both internal and external forces influence our financial condition, results of operations and cash flows. Claim settlements, premium levels and investment returns may be impacted by changing rates of inflation and other economic conditions. In many cases, significant periods of time, ranging up to several years or more, may lapse between the occurrence of an insured loss, the reporting of the loss to us and the settlement of the liability for that loss. We believe that our cash balances, cash flow from operations, routine sales of investments and the liquidity provided by our credit facilities (discussed below) are adequate to meet expected cash requirements.

Capital Resources

Capital resources consist of funds deployed or available to be deployed to support our business operations. The following table summarizes the components of our capital resources at March 31, 2002 and December 31, 2001:

                                          March 31          December 31
                                            2002                2001
                                          --------          -----------
                                        (in millions of U.S. dollars)

     Shareholders' equity                 $  6,204          $   6,107
     Mezzanine equity                          311                311
     Trust preferred securities                875                875
     Long-term debt                          1,848              1,349
     Short-term debt                           399                495
                                          ---------         ----------
     Total capitalization                 $  9,637          $   9,137
                                          =========         ==========
     Debt to total capitalization              23%                20%
                                          =========         ==========

Our financial strength provides us with the flexibility and capacity to obtain funds externally through debt or equity financing on both a short-term and long-term basis. We have accessed both the debt and equity markets from time to time. Historically, this has primarily been in connection with acquisitions, although we did issue Ordinary Shares in October 2001 to provide additional capital to support growth in our operations. Also, in March 2002 we issued $500 million of senior debt, primarily to repay our short-term debt and for general corporate purposes. We reduced commercial paper by $100 million during the quarter from the proceeds of the debt offering and repaid an additional $175 million of commercial paper during April 2002. We will use $75 million to repay the ACE Financial Services debt that matures later this year. Our ability to access the capital markets is dependent on among other things market conditions and our perceived financial strength.

In 1999, we filed a registration statement with the Securities and Exchange Commission ("SEC") utilizing a "shelf" registration process relating to a number of different types of debt and equity securities. Under this shelf process, we may sell the securities described in the registration statement up to a total offering price of $4 billion. We have utilized the shelf to issue the mezzanine equity, the trust preferred securities, the short-term and long-term debt, as well as the equity offerings of $400 million in 2000 and $1.1 billion in 2001. At March 31, 2002, the amount available under the shelf filing was $127 million. We are in the process of filing another registration statement with the SEC allowing us to sell securities up to a total offering price of $1.5 billion.

Shareholders' Equity

Fully diluted book value per share was $23.78 at March 31, 2002, compared with $23.59 at December 31, 2001, reflecting an increase in shareholders' equity during the quarter. Shareholder's equity increased by $97 million during the quarter ended March 31, 2002, due primarily to our net income, which was offset by dividend payments and unrealized depreciation on the investment portfolio.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)


As part of our capital management program, in November 2001, our Board of Directors authorized the repurchase of any ACE issued debt or capital securities including Ordinary Shares, up to an aggregate total of $250 million. As of March 31, 2002, this authorization had not been utilized.

On January 11, 2002 and April 12, 2002, we paid dividends of 15 cents per share to shareholders of record on December 31, 2001 and March 29, 2002, respectively. We have paid dividends each quarter since we became a public company in 1993. However, the declaration, payment and value of future dividends is at the discretion of our Board of Directors and will be dependent upon our profits, financial requirements and other factors, including legal restrictions on the payment of dividends and such other factors as our Board of Directors deems relevant.

Mezzanine Equity

On April 12, 2000, we publicly offered and issued 6,000,000 FELINE PRIDES.
On May 8, 2000, exercise of the underwriter's over allotment option resulted in the issuance of an additional 221,000 FELINE PRIDES, for aggregate net proceeds of approximately $311 million. Each FELINE PRIDE initially consists of a unit referred to as an Income PRIDE. Each Income PRIDE consists of (i) one 8.25 percent Cumulative Redeemable Preferred
Share, Series A, liquidation preference $50 per share, and (ii) a purchase contract pursuant to which the holder of the Income PRIDE agrees to purchase from us, on May 16, 2003, $311 million of Ordinary Shares at the applicable settlement rate. At a market price of our Ordinary Shares above $26.33, upon redemption, we would issue 11,800,000 shares in exchange for the FELINE PRIDES.

The aggregate liquidation preference of the 8.25 percent Cumulative Redeemable Preferred Shares is $311 million. Unless deferred by us, the preferred shares pay dividends quarterly at a rate of 8.25 percent per year to May 16, 2003, and thereafter at the reset rate established pursuant to a remarketing procedure. If we elect to defer dividend payments on the preferred shares, the dividends will continue to accrue and we will be restricted from paying dividends on our Ordinary Shares and taking certain other actions. The preferred shares are not redeemable prior to June 16, 2003, on which date they must be redeemed by us in whole.

Contractual Obligations and Commitments

The table below shows our contractual obligations and commitments including our payments due by period:

                                                        Payments Due By Period
                                                     (in millions of U.S. dollars)

                                          Total      Less      1-3       4-5     After
                                                     than     Years     Years   5 Years
                                                    1 Year

Short-term debt                          $   399    $  399
Long-term debt                             1,848                400       798      650
Trust preferred securities                   875       400                         475
                                         --------   -------   ------   -------  -------
Total contractual obligations
  and commitments                        $ 3,122    $  799    $ 400    $  798   $1,125
                                         ========   =======   ======   =======  =======

During the quarter, we issued $500 million, 5-year senior debt, with a coupon rate of 6.0 percent, due April 1, 2007. These senior unsecured notes rank equally with all of our other senior obligations. The agreement governing this senior debt contains a customary limitation on liens as well as customary events of default provisions, which if breached could accelerate the maturity of such senior debt. The primary purpose of this debt issue was to repay commercial paper. The proceeds were used to reduce short-term debt to approximately $400 million prior to quarter end. The notes are not redeemable before maturity and do not have the benefit of any sinking fund.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)


Following the September 11th tragedy, our ability to access the commercial paper markets was disrupted, partly because certain of our debt ratings were placed on "negative watch". During the fourth quarter of 2001, as an alternative to raising commercial paper, we entered into securities repurchase agreements with various counterparties to raise short-term funds. Under these repurchase agreements, we agreed to sell securities and repurchase them at a date in the future for a predetermined price, thereby creating liquidity. The "negative watches" on our debt ratings were lifted during the quarter and our access to the commercial paper markets was restored. We raised commercial paper and the amounts due to brokers under the repurchase agreements at December 31, 2001 of $395 million were repaid during the current quarter. The average cost of borrowing using commercial paper during the quarter was 2.0 percent.

At March 31, 2002, short-term debt consisted of $299 million in commercial paper, $25 million in bank borrowings by ACE Financial Services and the ACE Financial Services $75 million 7.75 percent debentures which matures in November 2002. Subsequent to March 31, 2002 we repaid $150 million of expiring commercial paper and the $25 million bank note using proceeds from the debt offering. We have the ability to either repay the debenture or obtain alternative financing in the capital markets upon maturity. We intend to repay the debt using proceeds from the March 2002 debt offering. The remaining debt proceeds will be used for other general corporate purposes.

We continue to have access to substantial liquidity resources. In the event of any future disruption to the commercial paper markets, we have access to our cash resources, short-term investments and our substantial investment portfolio. We also have the ability to draw down on our existing $1.05 billion of credit facilities. In addition, we have the ability to enter into repurchase agreements to provide liquidity. The covenants of our existing credit facilities limit our borrowing under repurchase agreements to $800 million.

The Auction Rate Reset Preferred Securities ("Rhino Preferred Securities") were issued in June 1999 and mature on September 30, 2002. In September 2000, we issued $400 million of Ordinary Shares, the proceeds of which support ACE's guarantee of the $412 million principal amount of the Subordinated Notes held by a business trust wholly owned by us. These proceeds are available to repay the RHINO Preferred Securities upon maturity.

Credit Facilities

In April 2002, we renewed, at substantially the same terms, our $800 million, 364-day revolving credit facility. This facility, together with our $250 million, five-year revolving credit facility, which was last renewed in May 2000, is available for general corporate purposes and each of the facilities may also be used as commercial paper back-up facilities. The five-year facility also permits the issuance of letters of credit. In 2000, an amount of $25 million was drawn under the five-year facility. This remained outstanding at March 31, 2002, but was repaid in April 2002.

In November 2001, to fulfill the requirements of Lloyd's for open years of account, we renewed and increased a syndicated uncollateralized, five-year letter of credit ("LOC") facility in the amount of (pound)440 million (approximately $625 million). This facility was originally arranged in 1998.

As our Bermuda-based subsidiaries are not admitted insurers and reinsurers in the United States, the terms of certain insurance and reinsurance contracts require them to provide LOCs to clients. ACE Global Markets are required to satisfy certain United States regulatory trust fund requirements which can be met by the issuance of LOCs. In August 2001, we arranged a $450 million unsecured syndicated, one year LOC facility for general business purposes, including the issuance of insurance and reinsurance letters of credit. This facility replaced an LOC facility originally arranged in September 1999 and renewed in September 2000. Usage under this facility was $421 million at March 31, 2002 compared with $373 million at December 31, 2001. In December 2001, we arranged a $500 million secured syndicated, one year LOC facility for general business purposes, including the issuance of insurance and reinsurance letters of credit. This additional capacity was required to meet the increased requirements for LOCs arising principally from ACE Tempest Re's growing life reinsurance operations and U.S. regulatory trust fund requirements of ACE Global

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)

Markets arising from the September 11th tragedy. Usage under this facility was $130 million at March 31, 2002 and at December 31, 2001. The LOCs issued under these facilities are principally used to support unpaid losses and loss expenses already reflected in our balance sheet.

The facilities require that we maintain certain covenants. These covenants include:

(i) a minimum consolidated net worth covenant of $3.6 billion plus 25 percent of cumulative net income since March 31, 2000 and;

(ii) maximum debt to total capitalization of 35 percent. Under this covenant, debt does not include trust preferred securities or mezzanine equity except where the ratio of the sum of trust preferred securities and mezzanine equity to total capitalization is greater than 15 percent. In this circumstance, the surplus greater than 15 percent would be included in the debt to total capitalization ratio.

Our failure to meet these covenants would result in an event of default and we could be required to repay any outstanding borrowings under these facilities. The covenants also provide that failure to meet commitments of $25 million or more under any of these facilities would result in default of the other facilities.

At March 31, 2002, the minimum consolidated net worth requirement under the covenant was $3.8 billion and our actual consolidated net worth as calculated under the covenant was $6.1 billion and our ratio of debt to total capitalization was 23 percent.

ACE Tempest Re also maintained an uncollateralized, syndicated revolving credit facility in the amount of $72.5 million, which was guaranteed by us. This facility expired in February of 2002 and was not renewed. No amounts had been drawn on this facility.

At March 31, 2002, ACE Guaranty Re Inc. was party to a non-recourse credit facility which provides up to $150 million specifically designed to provide rating agency qualified capital to further support ACE Guaranty Re Inc.'s claims-paying resources. In 2001, the facility's expiry date was extended to October 2008. ACE Guaranty Re Inc. has not borrowed under this credit facility.

We provide funds at Lloyd's, primarily in the form of letters of credit, to support underwriting capacity for Lloyd's syndicate 2488 managed by Lloyd's managing agencies that we own. Syndicate 2488 has a 2002 capacity of 900 million pounds. We also maintain various other LOC facilities, both collateralized and uncollateralized, for general corporate purposes. At March 31, 2002, the aggregate availability under these facilities was $546 million and usage was $445 million.

More information regarding our contractual obligations, commitments and credit facilities can be found in our consolidated financial statements, related notes thereto and the Management's Discussion and Analysis of Results of Operations and Financial Condition included in our Annual Report on Form 10-K for the year ended December 31, 2001.

MARKET SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments. We are exposed to potential loss to various market risks, including changes in interest rates and foreign currency exchange rates. Our investment portfolio consists of both fixed income and equity securities, denominated in both U.S. and foreign currencies, which are sensitive to changes in interest rates, equity prices and foreign currency exchange rates. Therefore earnings would be effected by changes in interest rates, equity prices and foreign currency exchange rates. We use investment derivative instruments such as futures, options, interest rate swaps, and foreign currency forward contracts for duration management and management of foreign currency exposures. These instruments are sensitive to changes in interest rates and foreign currency exchange rates. The portfolio includes other market sensitive instruments which are subject to changes in market values, with changes in interest rates.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)

Duration Management and Market Exposure Management

We utilize financial futures, options, interest rate swaps and foreign currency forward contracts for the purpose of managing certain investment portfolio exposures. These instruments are recognized as assets or liabilities in our consolidated financial statements and changes in market value are included in net realized gains or losses on investments in the consolidated statements of operations.

Our exposure to interest rate risk is concentrated in our investment portfolio, and to a lessor extent, our debt obligations. A hypothetical adverse parallel shift in the treasury yield curve of 100 basis points would have resulted in a decrease in total return of 3.1 percent on our fixed income portfolio for the current quarter compared with 3.2 percent for the quarter ended December 31, 2001. This equates to a decrease in market value of approximately $438 million on a fixed income portfolio valued at $14.3 billion at March 31, 2002, and $452 million on a fixed income portfolio valued at $14.2 billion at December 31, 2001. An immediate time horizon was used as this presents the worst case scenario.

Our portfolio of equity securities, which we carry on our balance sheet at fair value, has exposure to price risk. This risk is defined as the potential loss in fair value resulting from adverse changes in stock prices. In addition, we attain exposure to the equity markets through the use of derivative instruments which also have exposure to price risk. Our U.S. equity exposure in the portfolio is highly correlated with the Standard and Poor's 500 index and changes in this index would approximate the impact on our portfolio. Our international equity portfolio has exposure to a broad range of non-U.S. equity markets, primarily in those countries where we have insurance operations. These portfolios are correlated to movement in each country's broad equity market. The combined equity exposure through both our equity portfolio and derivative instruments was valued at $859 million at March 31, 2002. A hypothetical 10 percent decline in the price of each stock in these portfolios and the index correlated to the derivative instruments would have resulted in an $86 million decline in fair value. Changes in fair value of these derivative instruments are recorded as realized gains or losses in the consolidated statements of operations. Changes in the fair value of our equity portfolio are recorded as unrealized appreciation (depreciation) and are included as other comprehensive income in shareholder's equity.

Our exposure to foreign exchange risk is concentrated in our net invested assets denominated in foreign currencies. Our international operations use cash flows to purchase these investments to hedge insurance reserves and other liabilities denominated in the same currencies. At March 31, 2002, our net asset exposure to foreign currencies was not material.

DERIVATIVES

As of January 1, 2001, we adopted FAS 133 which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. FAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value, cash flow or foreign currency hedge. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. Upon initial application of FAS 133, hedging relationships must be designated anew and documented pursuant to the provisions of this statement. As of March 31, 2002, we had no derivatives that were designated as hedges.

We maintain investments in derivative instruments such as futures, options, interest rate swaps and foreign currency forward contracts for which the primary purposes are to manage duration and foreign currency exposure, yield enhancement or to obtain an exposure to a particular financial market. We have historically recorded the changes in market value of these instruments as realized gains or losses in our consolidated statement of operations and, accordingly, FAS 133, as amended, did not have a significant impact on the results of operations, financial condition or liquidity in future periods as it relates to these instruments.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)


Certain products (principally credit protection oriented) issued by ACE Financial Services have been determined to meet the definition of a derivative under FAS 133. These products consist primarily of credit default swaps, index-based instruments and certain financial guarantee coverages. Effective January 1, 2001, we record these products at their fair value, which is determined principally through obtaining quotes from independent dealers and counterparties.

During the first quarter of 2001 we recorded an expense related to the cumulative effect of adopting this standard of $23 million, net of income tax of $12 million. We have recorded in net realized gains (losses) on investments during the current quarter, a pretax loss of $13 million to reflect the change in the fair value of derivatives during the quarter. The level of gains and losses resulting from changes in the fair value of derivatives on a prospective basis is dependent upon a number of factors including changes in interest rates, credit spreads and other market factors. Our involvement with derivative instruments and transactions is primarily to offer protection to others or to mitigate our own risk and is not considered speculative in nature.

NEW ACCOUNTING PRONOUNCEMENT

In June 2001, FASB issued FAS 142. FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. As required, we have adopted FAS 142 on January 1, 2002, and ceased amortizing goodwill at that time. All goodwill recognized in our consolidated balance sheet at January 1, 2002 was assigned to one or more reporting units. Goodwill in each reporting unit should be tested for impairment by June 30, 2002. Any impairment loss recognized as a result of a transitional impairment test of goodwill should be reported as the cumulative effect of a change in accounting principle. There was no impairment in goodwill recognized on initial adoption.

                                   ACE LIMITED
                            PART II OTHER INFORMATION


ITEM 5.  OTHER INFORMATION
--------------------------

1. On March 1, 2002, the Company declared a quarterly dividend of $0.15 per Ordinary Share payable on April 12, 2002 to shareholders of record on March 29, 2002.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

1.   Reports on Form 8-K


     The Company filed a Form 8-K current report (date of earliest event reported: March 19, 2002) pertaining to an agreement for ACE Limited to sell in a public offering $500 million of 6% Notes due 2007.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              ACE LIMITED
                              --------------------------------------------




                                       /s/ Brian Duperreault
May 14, 2002                  --------------------------------------------
                                           Brian Duperreault
                                          Chairman and Chief
                                           Executive Officer


                                        /s/ Robert A. Blee
May 14, 2002                  --------------------------------------------
                                            Robert A. Blee
                                       Chief Accounting Officer