Form 10-Q
period 2002-06-30
ACE LTD
filed 2002-08-14
CIK 896159

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended June 30, 2002

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


The number of registrant's Ordinary Shares ($0.041666667 par value) outstanding as of August 9, 2002 was 262,403,174.

                                   ACE LIMITED

                               INDEX TO FORM 10-Q



Part I.  FINANCIAL INFORMATION
         ---------------------                                         Page No.
                                                                       --------
Item 1.  Financial Statements:

         Consolidated Balance Sheets
                  June 30, 2002 (Unaudited) and December 31, 2001           3

         Consolidated Statements of Operations (Unaudited)
                  Three and Six Months Ended June 30, 2002 and 2001         4

         Consolidated Statements of Shareholders' Equity (Unaudited)
                  Six Months Ended June 30, 2002 and 2001                   5

         Consolidated Statements of Comprehensive Income (Unaudited)
                  Six Months Ended June 30, 2002 and 2001                   7

         Consolidated Statements of Cash Flows (Unaudited)
                  Six Months Ended June 30, 2002 and 2001                   8

         Notes to Interim Consolidated Financial Statements (Unaudited)     9

Item 2.  Management's Discussion and Analysis of Results of Operations
         and Financial Condition                                           31




Part II.  OTHER INFORMATION
---------------------------
Item 1.  Legal Proceedings                                                  71

Item 4.  Submission of Matters to a Vote of Security Holders                71

Item 5.  Other Information                                                  71

Item 6.  Exhibits and Reports on Form 8-K                                   72



                                             ACE LIMITED AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEETS

                                                                                       June 30             December 31
                                                                                         2002                  2001
                                                                                    -------------         -------------
                                                                                     (Unaudited)
                                                                                        (in thousands of U.S. dollars,
                                                                                       except share and per share data)
Assets
Investments and cash
  Fixed maturities available for sale, at fair value
   (amortized cost - $12,535,308 and $12,794,444)                                   $ 12,833,569          $ 13,000,165
  Equity securities, at fair value (cost - $566,666 and $516,028)                        462,075               467,566
  Securities on loan, at fair value (cost - $411,023 and $0)                             410,636                     -
  Short-term investments, at fair value                                                1,774,437             1,205,795
  Other investments, (cost - $601,090 and $569,045)                                      628,234               591,006
  Cash                                                                                   877,779               671,381
                                                                                    ------------          ------------
       Total investments and cash                                                     16,986,730            15,935,913

Accrued investment income                                                                194,505               213,821
Insurance and reinsurance balances receivable                                          3,181,242             2,521,562
Accounts and notes receivable                                                            248,916               242,724
Reinsurance recoverable                                                               11,636,647            11,398,446
Deferred policy acquisition costs                                                        781,264               679,281
Prepaid reinsurance premiums                                                           1,373,065             1,222,795
Goodwill                                                                               2,716,513             2,772,094
Deferred tax assets                                                                    1,188,405             1,250,835
Other assets                                                                           1,015,929               949,293
                                                                                    ------------          ------------
       Total assets                                                                 $ 39,323,216          $ 37,186,764
                                                                                    ============          ============
Liabilities
Unpaid losses and loss expenses                                                     $ 20,661,359          $ 20,728,122
Future policy benefits for life and annuity contracts                                    392,625               382,730
Unearned premiums                                                                      4,936,803             3,853,429
Premiums received in advance                                                              53,711                57,486
Insurance and reinsurance balances payable                                             1,708,094             1,418,001
Contract holder deposit funds                                                             90,660               101,187
Securities lending collateral                                                            419,446                     -
Accounts payable, accrued expenses and other liabilities                               1,619,847             1,466,127
Dividends payable                                                                         47,647                42,044
Short-term debt                                                                          224,364               495,408
Long-term debt                                                                         1,798,803             1,349,473
Trust preferred securities                                                               675,000               875,000
                                                                                    ------------          ------------
       Total liabilities                                                              32,628,359            30,769,007
                                                                                    ------------          ------------
 Commitments and contingencies

 Mezzanine equity                                                                        311,050               311,050
                                                                                    ------------          ------------
Shareholders' equity
Ordinary Shares ($0.041666667 par value, 500,000,000 shares authorized;
  262,247,758 and 259,861,205 shares issued and outstanding)                              10,927                10,828
Additional paid-in capital                                                             3,775,079             3,710,698
Unearned stock grant compensation                                                        (52,289)              (37,994)
Retained earnings                                                                      2,526,584             2,321,576
Deferred compensation obligation                                                          18,850                16,497
Accumulated other comprehensive income                                                   123,506               101,599
Ordinary Shares issued to employee trust                                                 (18,850)              (16,497)
                                                                                    ------------          ------------
       Total shareholders' equity                                                      6,383,807             6,106,707
                                                                                    ------------          ------------
       Total liabilities, mezzanine equity and shareholders' equity                 $ 39,323,216          $ 37,186,764
                                                                                    ============          ============

                       See accompanying notes to the interim consolidated financial statements




                                                 ACE LIMITED AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                   For the three and six months ended June 30, 2002 and 2001
                                                          (Unaudited)

                                                            Three Months Ended                      Six Months Ended
                                                                 June 30                                June 30
                                                        2002                 2001             2002                   2001
                                                    ------------         ------------     ------------           ------------
                                                            (in thousands of U.S. dollars, except per share data)

Revenues
   Gross premiums written
     Property and casualty premiums                 $  2,901,242         $  2,372,622     $  5,990,190           $  4,933,320
     Life and annuity premiums                            27,713               30,039           56,911                 30,979
                                                    ------------         ------------     ------------           ------------
                                                       2,928,955            2,402,661        6,047,101              4,964,299
     Reinsurance premiums ceded                       (1,053,577)            (932,016)      (2,185,695)            (1,758,536)
                                                    ------------         ------------     ------------           ------------
     Net premiums written
      Property and casualty premiums                   1,848,707            1,440,606        3,806,456              3,174,784
      Life and annuity premiums                           26,671               30,039           54,950                 30,979
                                                    ------------         ------------     ------------           ------------
                                                       1,875,378            1,470,645        3,861,406              3,205,763
    Change in unearned premiums                         (299,671)             (85,458)        (925,890)              (451,460)
                                                    ------------         ------------     ------------           ------------
    Net premiums earned
      Property and casualty premiums                   1,549,398            1,355,148        2,880,795              2,723,324
      Life and annuity premiums                           26,309               30,039           54,721                 30,979
                                                    ------------         ------------     ------------           ------------
                                                       1,575,707            1,385,187        2,935,516              2,754,303
    Net investment income                                200,804              196,267          400,939                400,697
    Other income (expense)                               (12,068)               1,088           (7,269)                 2,685
    Net realized gains (losses) on investments          (139,721)              15,564         (165,602)                (3,811)
                                                    ------------         ------------     ------------           ------------
      Total revenues                                   1,624,722            1,598,106        3,163,584              3,153,874
                                                    ------------         ------------     ------------           ------------

 Expenses
    Losses and loss expenses                             960,949              954,841        1,814,094              1,906,134
    Life and annuity benefits                             23,311               28,152           46,307                 28,805
    Policy acquisition costs                             234,208              187,640          432,003                354,330
    Administrative expenses                              229,726              208,194          426,929                403,084
    Interest expense                                      51,952               49,640           97,954                103,964
    Amortization of goodwill                                  -                19,872               -                  39,752
                                                    ------------         ------------     ------------           ------------
      Total expenses                                   1,500,146            1,448,339        2,817,287              2,836,069
                                                    ------------         ------------     ------------           ------------
 Income before income tax and cumulative effect
    of adopting a new accounting standard                124,576              149,767          346,297                317,805
 Income tax expense                                       20,676               18,250           44,592                 45,224
                                                    ------------         ------------     ------------           ------------
 Income before cumulative effect of adopting a
    new accounting standard                              103,900              131,517          301,705                272,581
 Cumulative effect of adopting a new accounting
    standard (net of income tax)                              -                    -                -                 (22,670)
                                                    ------------         ------------     ------------           ------------
 Net income                                         $    103,900         $    131,517     $    301,705           $    249,911
                                                    ============         ============     ============           ============

Basic earnings per share before cumulative effect
   of adopting a new accounting standard            $     0.37           $     0.54       $     1.11             $     1.12
                                                    ============         ============     ============           ============

Basic earnings per share                            $     0.37           $     0.54       $     1.11             $     1.02
                                                    ============         ============     ============           ============


Diluted earnings per share before cumulative
   effect of adopting a new accounting standard     $     0.36           $     0.52       $     1.06             $     1.07
                                                    ============         ============     ============           ============


Diluted earnings per share
                                                    $     0.36           $     0.52       $     1.06             $     0.98
                                                    ============         ============     ============           ============


                            See accompanying notes to the interim consolidated financial statements






                                 ACE LIMITED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        For the six months ended June 30, 2002 and 2001
                                          (Unaudited)


                                                               2002             2001
                                                           ------------     ------------
                                                           (in thousands of U.S. dollars)

 Ordinary Shares
    Balance - beginning of period                          $    10,828      $      9,681
    Shares issued                                                   35                 7
    Exercise of stock options                                       74                35
    Issued under Employee Stock Purchase Plan (ESPP)                 5                 4
    Cancellation of Shares                                         (15)              (21)
    Repurchase of Shares                                             -               (63)
                                                           -----------      ------------
      Balance - end of period                                   10,927             9,643
                                                           -----------      ------------
 Additional paid-in capital
    Balance - beginning of period                            3,710,698         2,637,084
    Ordinary Shares issued                                      35,598             2,567
    Exercise of stock options                                   37,466            16,439
    Ordinary Shares issued under ESPP                            3,739             2,806
    Cancellation of Ordinary Shares                            (12,422)          (13,522)
    Repurchase of Ordinary Shares                                    -           (17,195)
                                                           -----------      ------------
      Balance - end of period                                3,775,079         2,628,179
                                                           -----------      ------------
 Unearned stock grant compensation
    Balance - beginning of period                              (37,994)          (29,642)
    Stock grants awarded                                       (37,313)          (18,474)
    Stock grants forfeited                                       6,111               133
    Amortization                                                16,907             4,541
                                                           -----------      ------------
      Balance - end of period                                  (52,289)          (43,442)
                                                           -----------      ------------
 Retained earnings
    Balance - beginning of period                            2,321,576         2,733,633
    Net income                                                 301,705           249,911
    Dividends declared on Ordinary Shares                      (83,867)          (64,797)
    Dividends declared on FELINE PRIDES                        (12,830)          (12,763)
    Repurchase of Ordinary Shares                                    -           (32,422)
                                                           -----------      ------------
      Balance - end of period                                2,526,584         2,873,562
                                                           -----------      ------------
 Deferred compensation obligation
    Balance - beginning of period                               16,497            14,597
    Net increase to obligation                                   2,353             1,900
                                                           -----------      ------------
      Balance - end of period                              $    18,850      $     16,497
                                                           -----------      ------------



            See accompanying notes to the interim consolidated financial statements


                          ACE LIMITED AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (cont'd.)
                 For the six months ended June 30, 2002 and 2001
                                   (Unaudited)



                                                  2002             2001
                                              ------------     ------------
                                              (in thousands of U.S. dollars)


Accumulated other comprehensive income
   Net unrealized appreciation
     (depreciation) on investments
   Balance - beginning of period            $    136,916       $   102,335
   Change in period, net of tax                   22,695            (4,846)
     Balance - end of period                 ------------      -----------
                                                 159,611            97,489
                                             ------------      -----------

   Cumulative translation adjustments
   Balance - beginning of period                 (35,317)          (32,881)
   Change in period, net of tax                     (788)           (7,712)
                                             ------------      -----------
      Balance - end of period                    (36,105)          (40,593)
                                             ------------      -----------
    Accumulated other comprehensive              123,506            56,896
      income                                 ------------      -----------

Ordinary Shares issued to employee trust
   Balance - beginning of period                 (16,497)          (14,597)
   Net increases in Ordinary Shares               (2,353)           (1,900)
                                             ------------      -----------
     Balance - end of period                     (18,850)          (16,497)
                                             ------------      -----------

Total shareholders' equity                  $  6,383,807       $ 5,524,838
                                             ============      ===========


    See accompanying notes to the interim consolidated financial statements

                           ACE LIMITED AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 For the six months ended June 30, 2002 and 2001
                                   (Unaudited)


                                                                     2002             2001
                                                                 ------------     ------------
                                                              (in thousands of U.S. dollars)

 Net income                                                      $  301,705       $  249,911

 Other comprehensive income (loss)
 Net unrealized appreciation
  (depreciation) on investments
   Unrealized appreciation (depreciation) on investments             29,633           11,100
   Less: reclassification adjustment for net realized
     (gains) losses included in net income                           14,874           (9,167)
                                                                 ----------       ----------
                                                                     44,507            1,933

 Cumulative translation adjustments                                    (358)         (15,965)
                                                                 ----------       ----------

 Other comprehensive income (loss), before income tax                44,149          (14,032)
 Income tax benefit (expense) related to other comprehensive
   income items                                                     (22,242)           1,474
                                                                 ----------       ----------
 Other comprehensive income (loss)                                   21,907          (12,558)
                                                                 ----------       ----------

 Comprehensive income                                            $  323,612       $  237,353
                                                                 ==========       ==========



           See accompanying notes to the interim consolidated financial statements





                                       ACE LIMITED AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              For the six months ended June 30, 2002 and 2001
                                                (Unaudited)

                                                                            2002               2001
                                                                        ------------       ------------
                                                                        (in thousands of U.S. dollars)

Cash flows from operating activities
Net income                                                              $   301,705        $   249,911
   Adjustments to reconcile net income to net cash provided by operating activities:
      Unpaid losses and loss expenses, net of reinsurance
       recoverable                                                         (315,530)           154,694
      Future policy benefits for life and annuity contracts                   8,021             28,881
      Unearned premiums                                                   1,070,943            686,575
      Prepaid reinsurance premiums                                         (150,270)          (224,703)
      Deferred income taxes                                                  39,735             16,107
      Net realized losses on investments                                    119,929              3,811
      Amortization of premium/discounts on fixed maturities                  17,563             (3,534)
      Deferred policy acquisition costs                                     (98,525)           (90,373)
      Insurance and reinsurance balances receivable                        (666,713)          (333,000)
      Premiums received in advance                                           (3,775)             1,876
      Insurance and reinsurance balances payable                            287,278             33,422
      Accounts payable, accrued expenses and other liabilities               (8,353)           (52,737)
      Other                                                                 (30,913)           (60,007)
      Cumulative effect of adopting a new accounting standard                     -             22,670
      Amortization of goodwill                                                    -             39,752
                                                                        -----------        -----------
        Net cash flows from operating activities                        $   571,095        $   473,345
                                                                        -----------        -----------
   Cash flows from investing activities
      Purchases of fixed maturities                                      (8,712,886)        (7,689,345)
      Purchases of equity securities                                       (128,903)          (115,970)
      Sales of fixed maturities                                           8,373,776          7,383,010
      Sales of equity securities                                             84,287            113,672
      Maturities of fixed maturities                                        139,875             24,000
      Net realized losses on financial futures contracts                    (60,800)           (17,695)
      Acquisition of subsidiaries, net of cash acquired                      54,728                  -
      Other                                                                 (43,250)           (37,246)
                                                                        -----------        -----------
        Net cash used for investing activities                          $  (293,173)       $  (339,574)
                                                                        -----------        -----------
   Cash flows from financing activities
      Dividends paid on Ordinary Shares                                     (78,264)           (60,070)
      Dividends paid on FELINE PRIDES                                       (12,830)           (12,835)
      Net proceeds from (repayment of) short-term debt                     (271,044)            38,780
      Repayment of trust preferred securities                              (200,000)                 -
      Proceeds from exercise of options for Ordinary Shares                  37,540             16,474
      Proceeds from shares issued under ESPP                                  3,744              2,810
      Proceeds from long-term debt                                          449,330                  -
      Repurchase of Ordinary Shares                                               -            (49,680)
                                                                        -----------        -----------
        Net cash used for financing activities                          $   (71,524)       $   (64,521)
                                                                        -----------        -----------

   Net increase in cash                                                     206,398             69,250
   Cash - beginning of period                                               671,381            608,069
                                                                        -----------        -----------
   Cash - end of period                                                 $   877,779        $   677,319
                                                                        ===========        ===========

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

ACE Limited ("ACE" or "the Company") is a holding company incorporated with limited liability under the Cayman Islands Companies Law and maintains its principal business office in Bermuda. The Company, through its various subsidiaries, provides a broad range of insurance and reinsurance products to insureds worldwide. During the first quarter of 2002, following changes in executive management responsibilities, the Company reassessed and changed its reporting segments from the individual operating units to lines of business. The four reporting segments are: Insurance - North American, Insurance - Overseas General, Global Reinsurance and Financial Products. These segments are described in Note 14.

The following table summarizes the Company's gross premiums written by geographic region for the six months ended June 30, 2002 and 2001. Allocations have been made on the basis of location of risk:


  Six Months       North               Australia &     Asia
    Ended         America    Europe    New Zealand    Pacific   Latin America
  June 30, 2002     62%        24%         2%            8%          4%
  June 30, 2001     58%        25%         2%            9%          6%

2.       New accounting pronouncements

In June 2001, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. As required, the Company adopted FAS 142 on January 1, 2002 and ceased amortizing goodwill at that time. All goodwill recognized in the Company's consolidated balance sheet at January 1, 2002 was assigned to one or more reporting units. FAS 142 requires that goodwill in each reporting unit be tested for impairment by June 30, 2002. Any impairment loss recognized as a result of a transitional impairment test of goodwill should be reported as the cumulative effect of a change in accounting principle. Management has determined that there was no impairment in goodwill as a result of the test. As discussed in Note 14 "Segment information", we do not allocate assets to our new segments, therefore, changes in goodwill are not disclosed by segment. The following table details the movement in goodwill during the six months ended June 30, 2002. The reduction in goodwill is primarily a result of the settlement of a lawsuit involving a prior acquisition.

                                                            ACE
                                                        Consolidated
                                                       --------------
        Goodwill at beginning of year                  $    2,772,094
        Adjustment to purchased goodwill                      (55,581)
                                                       --------------
        Goodwill at end of year                        $    2,716,513
                                                       ==============

                          ACE LIMITED AND SUBSIDIARIES
           Notes to interim consolidated Financial Statements (cont'd)
                                   (Unaudited)


The following table provides a reconciliation of prior year reported net income to adjusted net income had FAS 142 been applied at the beginning of fiscal 2001:


                                            Three Months Ended              Six Months Ended
                                                  June 30                       June 30
                                            2002          2001           2002           2001
                                        ------------  ------------   ------------   ------------
                                          (in thousands of U.S. dollars, except per share data)

 Reported net income                     $  103,900    $  131,517     $  301,705     $  249,911
 Add back: Goodwill amortization                  -        19,872              -         39,752
                                         ----------    ----------     ----------     ==========
 Adjusted net income                     $  103,900    $  151,389     $  301,705     $  289,663
                                         ==========    ==========     ==========     ==========

 Basic earnings per share:
 Reported earnings per share             $     0.37    $     0.54     $     1.11     $     1.02
 Add back: Goodwill amortization                  -          0.09              -           0.17
                                         ----------    ----------     ----------     ----------
 Adjusted earning per share              $     0.37    $     0.63     $     1.11     $     1.19
                                         ==========    ==========     ==========     ==========

 Diluted earnings per share:
 Reported earnings per share             $     0.36    $     0.52     $     1.06     $     0.98
 Add back: Goodwill amortization                  -          0.08              -           0.16
                                         ----------    ----------     ----------     ----------
  Adjusted earning per share             $     0.36    $     0.60     $     1.06     $     1.14
                                         ==========    ==========     ==========     ==========

3.       Securities on loan

We participate in a securities lending program whereby certain securities from our portfolio are loaned to other institutions for short periods of time. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities changes. Our policy is to require initial cash collateral equal to 102 percent of the fair value of the loaned securities. The proceeds from the collateral are invested in short-term investments and are reported on the balance sheet. We maintain full ownership rights to the securities loaned, and continue to earn interest on them. We share a portion of the interest earned on these short-term investments with the lending agent. In addition, we have the ability to sell the securities while they are on loan. We have an indemnification agreement with the lending agents in the event a borrower becomes insolvent or fails to return securities. Securities lending collateral of $419 million is recorded in short-term investments and in liabilities. The fair value of the securities on loan of $411 million at June 30, 2002 is reported on a separate line in total investments and cash. There were no securities loaned in 2001.

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

                       ACE LIMITED AND SUBSIDIARIES
        Notes to interim consolidated Financial Statements (cont'd)
                                (Unaudited)

5.       Restricted stock awards

Under the Company's long-term incentive plans, 832,150 restricted Ordinary Shares were awarded during the six months ended June 30, 2002, to officers of the Company and its subsidiaries. These shares vest at various dates through June 2006. In addition, during the period, 12,588 restricted Ordinary Shares were awarded to outside directors under the terms of the 1995 Outside Directors Plan. These shares vest in May 2003.

At the time of grant the market value of the shares awarded under these grants is recorded as unearned stock grant compensation and is presented as a separate component of shareholders' equity. The unearned compensation is charged to income over the vesting period.

6.      Earnings per share

The following table sets forth the computation of basic and diluted earnings per share:

                                                            Three Months Ended              Six Months Ended
                                                                  June 30                       June 30
                                                            2002           2001           2002           2001
                                                        ------------   ------------   ------------   ------------
                                                          (in thousands of U.S. dollars, except per share data)

Numerator:
Net income before cumulative effect of adopting
 a new accounting standard                              $    103,900   $    131,517    $    301,705   $    272,581
Dividends on FELINE PRIDES                                    (6,415)        (6,415)        (12,830)       (12,763)
                                                        ------------   ------------    ------------   ------------
Net income available to holders of Ordinary
 Shares before cumulative effect                              97,485        125,102         288,875        259,818
Cumulative effect of adopting a new accounting
 standard                                                          -              -               -        (22,670)
                                                        ------------   ------------    ------------   ------------

Net income available to holders of Ordinary
 Shares                                                 $     97,485   $    125,102    $    288,875   $    237,148
                                                        ============   ============    ============   ============

Denominator:
Denominator for basic earnings per share:
     Weighted average shares outstanding                 259,863,879    231,175,889     259,460,287    231,790,182
     Dilutive effect of FELINE PRIDES                      3,416,695      3,256,112       3,758,796      3,326,176
     Effect of other dilutive securities                   7,900,655      6,695,811       8,030,284      6,785,925
                                                        ------------   ------------    ------------   ------------

Denominator for diluted earnings per share:
   Adjusted weighted average shares outstanding
    and assumed conversions                              271,181,229    241,127,812     271,249,367    241,902,283
                                                        ============   ============    ============   ============

Basic earnings per share:
Earnings per share before cumulative effect
 of adopting a new accounting standard                  $       0.37   $       0.54    $       1.11   $       1.12
                                                        ============   ============    ============   ============
Earnings per share                                      $       0.37   $       0.54    $       1.11   $       1.02
                                                        ============   ============    ============   ============

Diluted earnings per share:
Earnings per share before cumulative effect
 of adopting a new accounting standard                  $       0.36   $       0.52    $       1.06   $       1.07
                                                        ============   ============    ============   ============
Earnings per share                                      $       0.36   $       0.52    $       1.06   $       0.98
                                                        ============   ============    ============   ============

                        ACE LIMITED AND SUBSIDIARIES
        Notes to interim consolidated Financial Statements (cont'd)
                                (Unaudited)

7.      Credit facilities

In April 2002, the Company renewed its $800 million, 364-day revolving credit facility. This facility, together with the Company's $250 million, five-year revolving credit facility, which was last renewed in May 2000, are available for general corporate purposes and each of the facilities may also be used as commercial paper back-up. The five-year facility also permits the issuance of letters of credit. In 2000, $25 million was drawn under the five-year facility and was repaid in April 2002.

ACE Tempest Re also maintained an uncollateralized, syndicated revolving credit facility in the amount of $72.5 million, which was guaranteed by the Company. This facility expired in February 2002 and was not renewed. No amounts had been drawn on this facility.

At June 30, 2002, ACE Guaranty Re Inc. was party to a credit facility which provides up to $150 million specifically designed to provide rating agency qualified capital to further support ACE Guaranty Re Inc.'s claims-paying resources. In 2001, the facility's expiry date was extended to October 2008. ACE Guaranty Re Inc. has not borrowed under this credit facility.

8.       Debt

The following table outlines the Company's consolidated debt position at June 30, 2002 and December 31, 2001:


                                                         June 30           December 31
                                                           2002                2001
                                                       ------------       -------------
                                                         (in millions of U.S. dollars)

Short-term debt
   ACE INA commercial paper                              $   149            $     -
   ACE Financial Services Debentures due 2002                 75                 75
   ACE Financial Services Note                                 -                 25
   Reverse Repurchase Agreements                               -                395
                                                         -------            -------
                                                         $   224            $   495
                                                         =======            =======

Long-term debt
   ACE INA Notes due 2004                                $   400            $   400
   ACE INA Notes due 2006                                    300                299
   ACE Limited Senior Notes due 2007                         499                  -
   ACE US Holdings Senior Notes due 2008                     250                250
   ACE INA Subordinated Notes due 2009                       250                300
   ACE INA Debentures due 2029                               100                100
                                                         -------            -------
                                                         $ 1,799            $ 1,349
                                                         =======            =======

Trust Preferred Securities
   ACE INA RHINO Preferred Securities due 2002           $   200            $   400
   Capital Re LLC Monthly Income
     Preferred Securities due 2044                            75                 75
   ACE INA Trust Preferred Securities due 2029               100                100
   ACE INA Capital Securities due 2030                       300                300
                                                         -------           --------
                                                         $   675            $   875
                                                         =======           ========

                        ACE LIMITED AND SUBSIDIARIES
        Notes to interim consolidated Financial Statements (cont'd)
                                (Unaudited)

a)       Commercial paper and money market facilities

In 1999, the Company arranged certain commercial paper programs. The programs use revolving credit facilities as back-up facilities and provide for up to $2.8 billion in commercial paper issuance (subject to the availability of back-up facilities, which currently total $1.05 billion) for ACE and for ACE INA.

In October 2001, the Company and certain subsidiaries executed securities repurchase agreements with various counterparties. Under these repurchase agreements, the Company agreed to sell securities and repurchase them at a date in the future for a predetermined price. The amounts due to brokers under the repurchase agreements at December 31, 2001 of $395 million were repaid during the first quarter of 2002 using proceeds from commercial paper raised during that quarter. In addition, the Company repaid $150 million of expiring commercial paper and the $25 million ACE Financial Services bank note. The average cost of borrowing using commercial paper was 2.0 percent for the three and six months ended June 30, 2002.


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

c)       ACE INA subordinated notes

In 1999, ACE INA issued $300 million 11.2 percent unsecured subordinated notes maturing in December 2009. The subordinated notes are callable subject to certain call premiums. During the quarter, the Company repaid $50 million of these notes and incurred debt prepayment expense of $11 million ($7 million, net of tax), which is reported as other expenses in the statement of operations.

d)       ACE INA RHINO preferred securities

In 1999, ACE RHINOS Trust sold in a private placement, $400 million of Auction Rate Reset Preferred Securities ("Preferred Securities"). The sole assets of the Trust consist of $412 million of Auction Rate Reset Subordinated Notes Series A ("Subordinated Notes") issued by ACE INA. Proceeds of the Ordinary Share Offering of September 12, 2000 which was completed in satisfaction of a related agreement with Bank of America Securities, were used to support our guarantee of the Subordinated Notes. During the quarter the Company repaid $200 million in principal amount of Preferred Securities. The Company also expects to repay the remaining $200 million of these Preferred Securities during the quarter ending
September 30, 2002.

9.       Mezzanine Equity

In April 2000, the Company publicly offered and issued 6,000,000 FELINE PRIDES. On May 8, 2000, exercise of the underwriter's over allotment option resulted in the issuance of an additional 221,000 FELINE PRIDES, for aggregate net proceeds of approximately $311 million. Each FELINE PRIDE initially consists of a unit referred to as an Income PRIDE. Each Income PRIDE consists of (i) one 8.25 percent Cumulative Redeemable Preferred Share, Series A, liquidation preference $50 per share, of the Company, and (ii) a purchase contract pursuant to which the holder of the Income PRIDE agrees to purchase from the Company, on May 16, 2003, Ordinary Shares at the applicable settlement rate. On May 16, 2003 pursuant to the purchase contract, the holders of the FELINE PRIDES will be required to purchase $311 million of our Ordinary Shares. Each preferred share is pledged to the Company to secure the holders' obligations under the purchase contract. A holder of an Income PRIDE can obtain the release of the preferred share by substituting certain zero-coupon treasury securities as security for performance under the purchase contract. The resulting unit consisting of the zero-coupon treasury security and the purchase contract is a Growth PRIDE, and

                        ACE LIMITED AND SUBSIDIARIES
        Notes to interim consolidated Financial Statements (cont'd)
                                (Unaudited)

the preferred shares would be a separate security. A holder of a Growth PRIDE can convert it back into an Income PRIDE by depositing preferred shares as security for performance under the purchase contract and thereby obtain the release of the zero-coupon treasury securities.

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

10.      Reinsurance

The Company purchases reinsurance to manage various exposures including catastrophe risks. Although reinsurance agreements contractually obligate the Company's reinsurers to reimburse it for the agreed upon portion of its gross paid losses, they do not discharge the primary liability of the Company. The amounts for net premiums written and net premiums earned in the statements of operations are net of reinsurance. Direct, assumed and ceded amounts for these items for the three and six months ended June 30, 2002 and 2001 are as follows:



                                          Three Months Ended                  Six Months Ended
                                                June 30                           June 30
                                        2002                 2001             2002             2001
                                   -------------        -------------    -------------    -------------
                                                    (in thousands of U.S. dollars)

Premiums written
    Direct                         $   2,347,328         $  1,968,344    $   4,462,455    $   3,774,443
    Assumed                              581,627              434,317        1,584,646        1,189,856
    Ceded                             (1,053,577)            (932,016)      (2,185,695)      (1,758,536)
                                   -------------         ------------    -------------    -------------
    Net premiums written           $   1,875,378         $  1,470,645    $   3,861,406    $   3,205,763
                                   =============         ============    =============    =============

Premiums earned
    Direct                         $   2,130,803         $  1,900,568    $   3,842,723    $   3,378,991
    Assumed                              517,318              422,007        1,088,396          915,695
    Ceded                             (1,072,414)            (937,388)      (1,995,603)      (1,540,383)
                                   -------------         ------------    -------------    -------------

    Net premiums earned            $   1,575,707         $  1,385,187    $   2,935,516    $   2,754,303
                                   =============         ============    =============    =============

                        ACE LIMITED AND SUBSIDIARIES
        Notes to interim consolidated Financial Statements (cont'd)
                                (Unaudited)

The composition of the Company's reinsurance recoverable at June 30, 2002 and December 31, 2001, is as follows:


                                                                        June 30          December 31
                                                                          2002               2001
                                                                     --------------     -------------
                                                                       (in thousands of U.S. dollars)

Reinsurance recoverable on paid losses and loss expenses              $  1,253,378       $   1,066,495
Reinsurance recoverable on unpaid losses and loss expenses              11,180,944          11,120,888
                                                                      ------------       -------------
Total reinsurance recoverable                                           12,434,322          12,187,383
Bad debt provision                                                        (797,675)           (788,937)
                                                                      ------------       -------------
   Net reinsurance recoverable                                        $ 11,636,647       $  11,398,446
                                                                      ============       =============


The Company evaluates the financial condition of its reinsurers and potential reinsurers on a regular basis and also monitors concentrations of credit risk with reinsurers. The provision for unrecoverable reinsurance is required principally due to the failure of reinsurers to indemnify ACE, primarily because of disputes under reinsurance contracts and insolvencies. Reinsurance disputes continue to be significant, particularly on larger and more complex claims, including those related to asbestos and environmental pollution. Provisions have been established for amounts estimated to be uncollectible.

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

                        ACE LIMITED AND SUBSIDIARIES
        Notes to interim consolidated Financial Statements (cont'd)
                                (Unaudited)


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



The income tax provision for the three and six months ended June 30, 2002 and 2001 is as follows:

                                            Three Months Ended                Six Months Ended
                                                 June 30                           June 30
                                           2002               2001            2002              2001
                                       -----------        ------------    ------------      ------------
                                                       (in thousands of U.S. dollars)


Current tax expense                    $     5,370        $     6,669     $     4,857        $    29,117
Deferred tax expense                        15,306             11,581          39,735             16,107
                                       -----------        -----------     -----------        -----------

Provision for income taxes             $    20,676        $    18,250     $    44,592        $    45,224
                                       ===========        ===========     ===========        ===========

The weighted average expected tax provision has been calculated using pre-tax accounting income (loss)
in each jurisdiction multiplied by that jurisdiction's applicable statutory tax rate. A reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate for the three and six months ended June 30, 2002 and 2001, is provided below.

                                                Three Months Ended                  Six Months Ended
                                                      June 30                           June 30
                                             2002                2001             2002             2001
                                         ------------        ------------    -------------    -------------
                                                              (in thousands of U.S. dollars)

Expected tax provision at weighted
average rate                             $    19,237         $    11,856     $     43,792     $    35,969
Permanent differences
  Tax-exempt interest                         (2,939)             (3,806)          (7,082)         (7,641)
    Goodwill                                       -               4,458                -           8,913
  Other                                          586               2,248              561           1,163
Net withholding taxes                          3,792               3,494            7,321           6,820
                                         -----------         -----------     ------------     -----------
Provision for income taxes               $    20,676         $    18,250     $     44,592     $    45,224
                                         ===========         ===========     ============     ===========

                        ACE LIMITED AND SUBSIDIARIES
        Notes to interim consolidated Financial Statements (cont'd)
                                (Unaudited)



The components of the net deferred tax asset at June 30, 2002 and December 31, 2001 are as follows:

                                                June 30          December 31
                                                  2002               2001
                                            ---------------    ---------------
                                               (in thousands of U.S. dollars)

Deferred tax assets
   Loss reserve discount                     $    497,255        $    523,195
   Foreign tax credits                            150,742             155,079
   Policyholder dividends                          48,054              47,509
   Net operating loss carry forward               479,026             495,048
   Other                                          282,754             299,068
                                             ------------        ------------
   Total deferred tax assets                    1,457,831           1,519,899
                                             ------------        ------------

Deferred tax liabilities
   Deferred policy acquisition costs               51,934              66,454
   Unrealized appreciation on investments          58,726              28,570
   Other                                           23,174              38,448
                                             ------------        ------------
   Total deferred tax liabilities                 133,834             133,472
                                             ------------        ------------

Valuation allowance                               135,592             135,592
                                             ------------        ------------
Net deferred tax asset                       $  1,188,405        $  1,250,835
                                             ============        ============


The valuation allowance reflects management's assessment, based on available information, that it is more likely than not that a portion of the deferred tax asset will not be realized due to the inability of certain foreign subsidiaries to generate sufficient taxable income. Adjustments to the valuation allowance are made when there is a change in management's assessment of the amount of deferred tax asset that is realizable.

At June 30, 2002, the Company has net operating loss carryforwards for U.S. federal income tax purposes of approximately $1.4 billion which are available to offset future U.S. federal taxable income through 2021.


                                                  ACE LIMITED AND SUBSIDIARIES
                                   Notes to interim consolidated Financial Statements (cont'd)
                                                           (Unaudited)


13.      Subsidiary Issuer Information

The following tables present condensed consolidating financial information for ACE Limited (the "Parent Guarantor"), ACE INA
Holdings, Inc. and ACE Financial Services, Inc. (formerly Capital Re Corporation), (the "Subsidiary Issuers") at June 30, 2002
and December 31, 2001 and for the three and six months ended June 30, 2002 and 2001. The Subsidiary Issuers are indirect wholly-owned subsidiaries of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor and the
Subsidiary Issuers under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor's investment accounts and earnings. The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuers.

                                    Condensed Consolidating Balance Sheet as at June 30, 2002
                                                 (in thousands of U.S. dollars)

                                                         ACE INA     ACE Financial    Other ACE
                                         ACE Limited  Holdings, Inc. Services, Inc.    Limited
                                         (Parent Co.   (Subsidiary   (Subsidiary    Subsidiaries and  Consolidating      ACE
                                          Guarantor)     Issuer)        Issuer)     Eliminations (1)  Adjustments(2)  Consolidated
                                          ----------     -------        -------     ----------------  --------------  ------------

Assets
Total investments and cash              $   354,545    $ 6,856,881    $   956,397    $ 8,818,907      $          -    $ 16,986,730
Insurance and reinsurance
   balances receivable                            -      1,999,622         24,329      1,157,291                 -       3,181,242
Reinsurance recoverable                           -      9,362,078            815      2,273,754                 -      11,636,647
Goodwill                                          -      2,130,561         96,723        489,229                 -       2,716,513
Investments in subsidiaries               6,654,784              -        152,000       (152,000)       (6,654,784)              -
Due from subsidiaries and
   affiliates, net                          235,453       (139,236)       (49,159)       188,395          (235,453)              -
Other assets                                 38,463      3,330,542        212,131      1,250,948                 -       4,802,084
                                        -----------    -----------    -----------    -----------      ------------    ------------
   Total assets                         $ 7,283,245    $23,510,448    $ 1,393,236    $14,026,524      $ (6,890,237)   $ 39,323,216
                                        ===========    ===========    ===========    ===========      ============    ============

Liabilities
Unpaid losses and loss expenses         $         -    $14,182,277    $    75,426    $ 6,403,656      $          -    $ 20,661,359
Future policy benefits for life
   and annuity contracts                          -              -             -         392,625                 -         392,625
Unearned premiums                                 -      2,642,874        343,241      1,950,688                 -       4,936,803
Short-term debt                                   -        149,365             -               -                 -         224,364
Long-term debt                              499,197      1,049,606         74,999        250,000                 -       1,798,803
Trust preferred securities                        -        600,000         75,000              -                 -         675,000
Other liabilities                            89,191      2,425,120        130,055      1,295,039                 -       3,939,405
                                        -----------    ------------   -----------    -----------      ------------    ------------
   Total liabilities                        588,388     21,049,242        698,721     10,292,008                 -      32,628,359
                                        -----------    ------------   -----------    -----------      ------------    ------------
   Mezzanine equity                         311,050              -             -               -                 -         311,050
                                        -----------    ------------   -----------    -----------      ------------    ------------
   Total shareholders' equity             6,383,807      2,416,206        694,515      3,734,516        (6,890,237)      6,383,807
                                        -----------    ------------   -----------    -----------      ------------    ------------
   Total liabilities, mezzanine
     equity and shareholders' equity    $ 7,283,245    $23,510,448    $ 1,393,236    $14,026,524      $ (6,890,237)   $ 39,323,216
                                        ===========    ============   ===========    ===========      ============    ============


    (1)   Includes all other subsidiaries of ACE Limited and intercompany eliminations.
    (2)   Includes ACE Limited parent company eliminations.


                                                  ACE LIMITED AND SUBSIDIARIES
                                   Notes to interim consolidated Financial Statements (cont'd)
                                                           (Unaudited)


                                  Condensed Consolidating Balance Sheet as at December 31, 2001
                                                 (in thousands of U.S. dollars)

                                                         ACE INA     ACE Financial    Other ACE
                                         ACE Limited  Holdings, Inc. Services, Inc.    Limited
                                         (Parent Co.   (Subsidiary   (Subsidiary    Subsidiaries and  Consolidating      ACE
                                          Guarantor)     Issuer)        Issuer)     Eliminations (1)  Adjustments(2)  Consolidated
                                          ----------     -------        -------     ----------------  --------------  ------------

Assets
Total investments and cash               $   489,596   $  6,443,230   $   901,905    $  8,101,182     $          -     $ 15,935,913
Insurance and reinsurance balances
receivable                                         -      1,715,873        24,075         781,614                -        2,521,562
Reinsurance recoverable                            -      9,259,608         8,194       2,130,644                -       11,398,446
Goodwill                                           -      2,186,142        96,723         489,229                -        2,772,094
Investments in subsidiaries                5,621,604              -       152,000        (152,000)      (5,621,604)               -
Due from subsidiaries and
   affiliates, net                           348,372       (478,645)      (11,862)        490,507         (348,372)               -
Other assets                                  64,570      3,313,941       184,509         995,729                -        4,558,749
                                         -----------   ------------   -----------    ------------     ------------     ------------
Total assets                             $ 6,524,142   $ 22,440,149   $ 1,355,544    $ 12,836,905     $ (5,969,976)    $ 37,186,764
                                         ===========   ============   ===========    ============     ============     ============

Liabilities
Unpaid losses and loss expenses          $         -   $ 14,468,024   $    75,823    $  6,184,275     $          -     $ 20,728,122
Future policy benefits for life
   and annuity contracts                           -              -             -         382,730                -          382,730
Unearned premiums                                  -      2,055,459       323,951       1,474,019                -        3,853,429
Short-term debt                                    -              -        25,000         395,428                -          495,408
Long-term debt                                     -      1,099,473        74,980         250,000                -        1,349,473
Trust preferred securities                         -        800,000        75,000               -                -          875,000
Other liabilities                            106,385      2,395,745       138,586         444,129                -        3,084,845
                                         -----------   ------------   -----------    ------------     ------------     ------------
Total liabilities                            106,385     20,818,701       713,340       9,130,581                -       30,769,007
                                         -----------   ------------   -----------    ------------     ------------     ------------
Mezzanine equity                             311,050              -             -               -                -          311,050
                                         -----------   ------------   -----------    ------------     ------------     ------------
Total shareholders' equity                 6,106,707      1,621,448       642,204       3,706,324       (5,969,976)       6,106,707
                                         -----------   ------------   -----------    ------------     ------------     ------------
Total liabilities, mezzanine equity
   and shareholders' equity              $ 6,524,142   $ 22,440,149   $ 1,355,544    $ 12,836,905     $ (5,969,976)    $ 37,186,764
                                         ===========   ============   ===========    ============     ============     ============


   (1)   Includes all other subsidiaries of ACE Limited and intercompany eliminations.
   (2)   Includes ACE Limited parent company eliminations.



                                                  ACE LIMITED AND SUBSIDIARIES
                                   Notes to interim consolidated Financial Statements (cont'd)
                                                           (Unaudited)

                                         Condensed Consolidating Statement of Operations
                                            For the three months ended June 30, 2002
                                                 (in thousands of U.S. dollars)

                                                         ACE INA     ACE Financial    Other ACE
                                         ACE Limited  Holdings, Inc. Services, Inc.    Limited
                                         (Parent Co.   (Subsidiary   (Subsidiary    Subsidiaries and  Consolidating      ACE
                                          Guarantor)     Issuer)        Issuer)     Eliminations (1)  Adjustments(2)  Consolidated
                                          ----------     -------        -------     ----------------  --------------  ------------

Net premiums written                     $        -    $   988,125    $    34,882    $   852,371       $        -      $ 1,875,378
Net premiums earned                               -        759,974         26,708        789,025                -        1,575,707
Net investment income                        12,626         80,066         11,961         88,213            7,938          200,804
Other income (expenses)                           -        (11,071)             -           (997)               -          (12,068)
Equity in earnings of subsidiaries          148,903              -              -              -         (148,903)               -
Net realized gains (losses) on
 investments                                (29,959)        (8,680)       (23,762)       (77,320)               -         (139,721)
Losses and loss expenses                          -        526,724          3,113        431,112                -          960,949
Life and annuity benefits                         -              -              -         23.311                -           23,311
Policy acquisition costs and
 administrative expenses                     18,985        208,972         12,709        224,149             (881)         463,934
Interest expense                              6,436         39,006          3,238          5,415           (2,143)          51,952
Income tax expense                            2,249         14,194         (3,789)         8,022                -           20,676
                                         ----------    -----------    -----------    -----------      -----------      -----------
Net income (loss)                        $  103,900    $    31,393    $      (364)   $   106,912      $  (137,941)     $   103,900
                                         ==========    ===========    ===========    ===========      ===========      ===========


                                         Condensed Consolidating Statement of Operations
                                            For the three months ended June 30, 2001
                                                 (in thousands of U.S. dollars)

                                                         ACE INA     ACE Financial    Other ACE
                                         ACE Limited  Holdings, Inc. Services, Inc.    Limited
                                         (Parent Co.   (Subsidiary   (Subsidiary    Subsidiaries and  Consolidating      ACE
                                          Guarantor)     Issuer)        Issuer)     Eliminations (1)  Adjustments(2)  Consolidated
                                          ----------     -------        -------     ----------------  --------------  ------------

Net premiums written                     $       -     $    609,595   $   28,171     $    832,879     $         -      $ 1,470,645
Net premiums earned                              -          619,706       19,501          745,980               -        1,385,187
Net investment income                       13,741           88,208       11,485           89,716          (6,883)         196,267
Other income                                     -                -            -            1,088               -            1,088
Equity in earnings of subsidiaries         134,832                -            -                -        (134,832)               -
Net realized gains (losses) on
 investments                                     -          (26,800)      17,354           25,010               -           15,564
Losses and loss expenses                         -          445,435        2,960          506,446               -          954,841
Life and annuity benefits                        -                -            -           28,152               -           28,152
Policy acquisition costs and
 administrative expenses                    17,417          185,087        9,227          184,500            (397)         395,834
Amortization of goodwill                         -           14,490        1,051            4,331               -           19,872
Interest expense                            (2,417)          44,529        3,275            5,319          (1,066)          49,640
Income tax expense                           2,056              519        7,548            8,127               -           18,250
                                         ---------     ------------   ----------     ------------     -----------      -----------
Net income (loss)                        $ 131,517     $     (8,946)  $   24,279     $    124,919     $  (140,252)     $   131,517
                                         =========     ============   ==========     ============     ===========      ===========


(1)   Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)   Includes ACE Limited parent company eliminations.



                                                  ACE LIMITED AND SUBSIDIARIES
                                   Notes to interim consolidated Financial Statements (cont'd)
                                                           (Unaudited)


                                         Condensed Consolidating Statement of Operations
                                             For the six months ended June 30, 2002
                                                 (in thousands of U.S. dollars)

                                                         ACE INA     ACE Financial    Other ACE
                                         ACE Limited  Holdings, Inc. Services, Inc.    Limited
                                         (Parent Co.   (Subsidiary   (Subsidiary    Subsidiaries and  Consolidating      ACE
                                          Guarantor)     Issuer)        Issuer)     Eliminations (1)  Adjustments(2)  Consolidated
                                          ----------     -------        -------     ----------------  --------------  ------------

Net premiums written                     $         -    $ 1,811,219    $   45,750     $ 2,004,437      $        -      $ 3,861,406
Net premiums earned                                -      1,369,461        48,416       1,517,639               -        2,935,516
Net investment income                         29,076        160,252        23,451         206,889         (18,729)         400,939
Other income (expense)                             -        (11,071)            -           3,802               -           (7,269)
Equity in earnings of subsidiaries           340,953              -             -               -        (340,953)               -
Net realized gains (losses) on
 investments                                 (22,684)       (34,473)      (18,921)        (89,524)              -         (165,602)
Losses and loss expenses                           -        948,173         5,842         860,079               -        1,814,094
Life and annuity benefits                          -              -             -          46,307               -           46,307
Policy acquisition costs and
 administrative expenses                      33,089        372,142        23,277         432,186          (1,762)         858,932
Interest expense                               8,126         80,632         6,547           9,255          (6,606)          97,954
Income tax expense                             4,425         26,145         1,439          12,583               -           44,592
                                         -----------    -----------    ----------     -----------      ----------      -----------
Net income                               $   301,705    $    57,077    $   15,841     $   278,396      $ (351,314)     $   301,705
                                         ===========    ===========    ==========     ===========      ==========      ===========



                                        Condensed Consolidating Statement of Operations
                                            For the six months ended June 30, 2001
                                                (in thousands of U.S. dollars)

                                                         ACE INA     ACE Financial    Other ACE
                                         ACE Limited  Holdings, Inc. Services, Inc.    Limited
                                         (Parent Co.   (Subsidiary   (Subsidiary    Subsidiaries and  Consolidating      ACE
                                          Guarantor)     Issuer)        Issuer)     Eliminations (1)  Adjustments(2)  Consolidated
                                          ----------     -------        -------     ----------------  --------------  ------------

Net premiums written                     $         -   $ 1,209,775    $   43,438     $ 1,952,550       $        -      $ 3,205,763
Net premiums earned                                -     1,124,412        38,361       1,591,530                -        2,754,303
Net investment income                         27,410       187,154        23,663         175,983          (13,513)         400,697
Other income                                       -             -             -           2,685                -            2,685
Equity in earnings of subsidiaries           251,560             -             -               -         (251,560)               -
Net realized gains (losses) on
 investments                                       -       (29,953)       23,658           2,484                -           (3,811)
Losses and loss expenses                           -       791,235         5,776       1,109,123                -        1,906,134
Life and annuity benefits                          -             -             -          28,805                -           28,805
Policy acquisition costs and                                              19,276
 administrative expenses                      30,262       350,567                       357,706             (397)         757,414
Amortization of goodwill                           -        28,980         2,102           8,670                -           39,752
Interest expense                              (5,248)       93,432         6,646          11,205           (2,071)         103,964
Income tax expense                             4,045        14,325        14,752          12,102                -           45,224
                                         -----------   -----------    ----------     -----------       ----------      -----------
Income before cumulative effect of
 adopting a new accounting standard          249,911         3,074        37,130         245,071         (262,605)         272,581
Cumulative effect of adopting a new
 accounting standard (net of
 income tax)                                       -           (50)      (22,800)            180                -          (22,670)
                                         -----------   -----------    ----------     -----------       ----------      -----------
Net income                               $   249,911   $     3,024    $   14,330     $   245,251       $ (262,605)     $   249,911
                                         ===========   ===========    ==========     ===========       ==========      ===========


(1)  Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)  Includes ACE Limited parent company eliminations.



                                                  ACE LIMITED AND SUBSIDIARIES
                                   Notes to interim consolidated Financial Statements (cont'd)
                                                           (Unaudited)

                                         Condensed Consolidating Statement of Cash Flows
                                             For the six months ended June 30, 2002
                                                 (in thousands of U.S. dollars)


                                                         ACE INA     ACE Financial    Other ACE
                                         ACE Limited  Holdings, Inc. Services, Inc.    Limited
                                         (Parent Co.   (Subsidiary   (Subsidiary    Subsidiaries and  Consolidating      ACE
                                          Guarantor)     Issuer)        Issuer)     Eliminations (1)  Adjustments(2)  Consolidated
                                          ----------     -------        -------     ----------------  --------------  ------------

Net cash flows from (used for)
 operating activities                    $ (105,282)   $   (112,983)  $    23,392    $   765,968       $        -      $    571,095
                                         ----------    ------------   -----------    -----------       ----------      ------------
Cash flows from investing activities
   Purchases of fixed maturities              1,705      (1,151,900)     (325,832)    (7,236,859)               -        (8,712,886)
   Purchases of equity securities                 -         (45,513)            -        (83,390)               -          (128,903)
   Sales of fixed maturities                 73,708       1,065,093       289,961      6,945,014                -         8,373,776
   Sales of equity securities                     -          44,234             -         40,053                -            84,287
   Maturities of fixed maturities                 -               -             -        139,875                -           139,875
   Net realized gains (losses) on
     financial futures contracts                  -               -             -        (60,800)               -           (60,800)
   Acquisition of subsidiaries                    -               -             -         54,728                -            54,728
   Other                                          -               -         3,537        (46,787)               -           (43,250)
                                         ----------    ------------   -----------    -----------       ----------      ------------
   Net cash from (used for) investing
     activities                          $   75,413    $    (88,086)  $   (32,334)   $ (248,166)       $        -      $   (293,173)
                                         ----------    ------------   -----------    -----------       ----------      ------------
Cash flows from financing activities
   Dividends paid on Ordinary Shares        (78,264)              -             -             -                 -           (78,264)
   Dividends paid on FELINE
     PRIDES                                 (12,830)              -             -             -                 -           (12,830)
   Proceeds from short term debt                  -        (375,436)      (25,000)      129,393                 -          (271,044)
   Proceeds from long term debt             499,155         (50,000)            -           175                 -           449,330
   Advances to (from) affiliates            224,052               -         9,847      (233,899)                -                 -
   Proceeds from exercise of options
     for Ordinary Shares                     37,540               -             -             -                 -            37,540
   Proceeds from shares issued under
     ESPP                                     3,744               -             -             -                 -             3,744
   Repayment of trust preferred
     securities                                   -        (200,000)            -             -                 -          (200,000)
   Capitalization of subsidiary            (869,276)        916,852        25,000       (72,576)                -                 -
   Dividends received from subsidiaries     195,000               -             -      (195,000)                -                 -
                                         ----------    ------------   -----------    ----------        ----------      ------------
   Net cash used for financing
     activities                          $     (879)   $    291,416   $     9,847    $ (371,908)       $        -      $    (71,524)
                                         ----------    ------------   -----------    ----------        ----------      ------------
   Net increase in cash                     (30,748)         90,347           905       145,894                 -           206,398
                                         ----------    ------------   -----------    ----------        ----------      ------------
   Cash - beginning of period                32,525         355,327         1,027       282,502                 -           671,381
                                         ----------    ------------   -----------    ----------        ----------      ------------
   Cash - end of period                  $    1,777    $    445,674   $     1,932    $  428,396        $        -      $    877,779
                                         ==========    ============   ===========    ==========        ==========      ============



(1)   Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)   Includes ACE Limited parent company eliminations.


                                                  ACE LIMITED AND SUBSIDIARIES
                                   Notes to interim consolidated Financial Statements (cont'd)
                                                           (Unaudited)

                                         Condensed Consolidating Statement of Cash Flows
                                             For the six months ended June 30, 2001
                                                 (in thousands of U.S. dollars)

                                                         ACE INA     ACE Financial    Other ACE
                                         ACE Limited  Holdings, Inc. Services, Inc.    Limited
                                         (Parent Co.   (Subsidiary   (Subsidiary    Subsidiaries and  Consolidating      ACE
                                          Guarantor)     Issuer)        Issuer)     Eliminations (1)  Adjustments(2)  Consolidated
                                          ----------     -------        -------     ----------------  --------------  ------------

Net cash flows from (used for)           $    (9,708)  $  (460,163)   $    59,043    $     884,173     $        -      $    473,345
 Operating activities                    -----------   -----------    -----------    -------------     ----------      ------------
Cash flows from investing activities
   Purchases of fixed maturities             (13,988)   (1,067,197)      (498,929)      (6,109,231)             -        (7,689,345)
   Purchases of equity securities                  -       (69,294)             -          (46,676)             -          (115,970)
   Sales of fixed maturities                       -     1,528,351        466,513        5,388,146              -         7,383,010
   Sales of equity securities                      -        76,346                          37,326              -           113,672
   Maturities of fixed maturities                  -             -          4,500           19,500              -            24,000
   Net realized gains (losses) on
     financial futures contracts                   -             -              -          (17,695)             -           (17,695)
   Other                                         833        (3,372)             -          (34,707)             -           (37,246)
                                         -----------   -----------    -----------    -------------     ----------      ------------
   Net cash from (used for) investing
     activities                          $   (13,155)  $   464,834    $   (27,916)   $    (763,337)    $        -      $   (339,574)
                                         -----------   -----------    -----------    -------------     ----------      ------------
Cash flows from financing  activities
   Dividends paid on Ordinary Shares         (60,070)            -              -                -              -           (60,070)
   Dividends paid on FELINE PRIDES           (12,835)            -              -                -              -           (12,835)
   Proceeds from short term debt, net              -        38,784              -               (4)             -            38,780
     Advances to affiliates                 (129,405)            -              -          129,405              -                 -
   Proceeds from exercise of options
     for Ordinary Shares                      16,474             -              -                -              -            16,474
   Proceeds from shares issued under
     ESPP                                      2,810             -              -                -              -             2,810
   Repurchase of Ordinary Shares             (49,680)            -              -                -              -           (49,680)
   Dividends received from subsidiaries      223,691             -              -         (223,691)             -                 -
                                         -----------   -----------    -----------    -------------     ----------      ------------
   Net cash from (used for) financing
     activities                          $    (9,015)  $    38,784    $         -    $     (94,290)    $        -      $    (64,521)
                                         -----------   -----------    -----------    -------------     ----------      ------------
   Net increase (decrease) in cash           (31,878)       43,455         31,127           26,546              -            69,250
   Cash - beginning of period                 46,516       253,447         26,576          281,530              -           608,069
                                         -----------   -----------    -----------    -------------     ----------      ------------
   Cash - end of period                  $    14,638   $   296,902    $    57,703    $     308,076     $        -      $    677,319
                                         ===========   ===========    ===========    =============     ==========      ============


(1)   Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)   Includes ACE Limited parent company eliminations.

                       ACE LIMITED AND SUBSIDIARIES
        Notes to interim consolidated Financial Statements (cont'd)
                                (Unaudited)

14.      Segment information

Following changes in executive management responsibilities, during the first quarter of 2002, the Company reassessed and changed its reporting segments from the individual operating units to the following lines of business: Insurance - North American, Insurance - Overseas General, Global Reinsurance and Financial Products.

Insurance - North American includes the operations of ACE USA and ACE Bermuda, excluding the Financial Solutions business in both the U.S. and Bermuda which is now included in the new Financial Products segment, and ACE Canada. ACE USA primarily comprises the domestic U.S. and Canadian operations of ACE INA, which were acquired on July 2, 1999, and the operations of ACE US Holdings, which were acquired on January 2, 1998. These operations provide property and casualty insurance and reinsurance coverage, including excess liability, professional lines, satellite, excess property and political risk, to a diverse group of industrial, commercial and other enterprises.

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

a) The following tables summarize the operations by segment for the three and six months ended June 30, 2002 and 2001.

b) For segment reporting purposes, certain items have been presented in a different manner than in the consolidated financial statements. For segment reporting purposes, items considered non-recurring in nature have been aggregated and shown separately net of related taxes, and net realized gains (losses) have been presented net of related taxes.


                                                  ACE LIMITED AND SUBSIDIARIES
                                   Notes to interim consolidated Financial Statements (cont'd)
                                                           (Unaudited)

                                               Statement of Operations by Segment
                                            For the three months ended June 30, 2002

                                            Insurance -   Insurance -                                Corporate
                                               North       Overseas       Global       Financial        and            ACE
                                             American       General     Reinsurance    Products        Other(1)      Consolidated
                                             --------       -------     -----------    --------        -----      ------------
                                                                      (in thousands of U.S. Dollars)
Operations Data
Property and Casualty
Gross premiums written                       $ 1,427,608   $   941,103   $  214,209    $   318,322   $         -   $  2,901,242
Net premiums written                             718,301       616,378      197,510        316,518             -      1,848,707
Net premiums earned                              605,985       565,339      149,921        228,153             -      1,549,398
Losses and loss expenses                         396,135       345,313       52,491        167,010             -        960,949
Policy acquisition costs                          50,346       127,838       29,217         21,876             -        229,277
Administrative expenses                           86,612        87,857        9,430         16,922        27,110        227,931
                                             -----------   -----------   ----------    -----------   -----------   ------------
Underwriting income                               72,892         4,331       58,783         22,345       (27,110)       131,241
                                             -----------   -----------   ----------    -----------   -----------   ------------

Life
Gross premiums written                                 -             -       27,713              -             -         27,713
Net premiums written                                   -             -       26,671              -             -         26,671
Net premiums earned                                    -             -       26,309              -             -         26,309
Life and annuity benefits                              -             -       23,311              -             -         23,311
Policy acquisition costs                               -             -        4,931              -             -          4,931
Administrative expenses                                -             -        1,795              -             -          1,795
Net investment income                                  -             -        5,930              -             -          5,930
                                             -----------   -----------   ----------    -----------   -----------   ------------
Underwriting income                                    -             -        2,202              -             -          2,202
                                             -----------   -----------   ----------    -----------   -----------   ------------

Net investment income -
   property and casualty                         103,383        27,615       23,182         46,119        (5,425)       194,874
Other income (expense)                              (674)           22            -           (345)            -           (997)
Interest expense                                   8,080           479        4,465          3,278        35,650         51,952
Income tax expense                                41,134         4,987        1,858          7,927       (16,845)        39,061
                                             -----------   -----------   ----------    -----------   -----------   ------------
Income excluding net realized gains
   (losses) & non-recurring expenses             126,387        26,502       77,844         56,914       (51,340)       236,307
Debt prepayment expenses*                              -             -            -              -        (7,196)        (7,196)
                                             -----------   -----------   ----------    -----------   -----------   ------------
Income excluding net realized gains
(losses)                                         126,387        26,502       77,844         56,914       (58,536)       229,111
Net realized gains (losses)*                     (28,586)       (4,386)     (26,439)       (35,841)      (29,959)      (125,211)
                                             -----------   -----------   ----------    -----------   -----------   ------------
    Net income                               $    97,801   $    22,116   $   51,405    $    21,073   $   (88,495)  $    103,900
                                             ===========   ===========   ==========    ===========   ===========   ============



      *  Shown net of income tax
      (1)  Includes ACE Limited, ACE INA Holdings and intercompany eliminations.



                                                  ACE LIMITED AND SUBSIDIARIES
                                   Notes to interim consolidated Financial Statements (cont'd)
                                                           (Unaudited)

                                               Statement of Operations by Segment
                                            For the three months ended June 30, 2001

                                            Insurance -   Insurance -                                Corporate
                                               North       Overseas        Global      Financial        and            ACE
                                              American      General     Reinsurance     Products       Other(1)      Consolidated
                                              --------      -------     -----------     --------       -----         ------------
                                                                      (in thousands of U.S. Dollars)
Operations Data
Property and Casualty
Gross premiums written                       $ 1,142,367   $   861,785   $  104,567    $   263,903    $         -    $  2,372,622
Net premiums written                             524,975       566,771       84,984        263,876              -       1,440,606
Net premiums earned                              481,171       492,778       85,528        295,671              -       1,355,148
Losses and loss expenses                         347,231       299,016       50,660        257,934              -         954,841
Policy acquisition costs                          52,360       108,842       15,776          9,668              -         186,646
Administrative expenses                           80,651        78,664        5,482         12,857         23,469         201,123
                                             -----------   -----------   -----------   -----------    -----------    ------------
Underwriting income                                  929         6,256       13,610         15,212        (23,469)         12,538
                                             -----------   -----------   -----------   -----------    -----------    ------------

Life
Gross premiums written                                 -             -       30,039              -              -          30,039
Net premiums written                                   -             -       30,039              -              -          30,039
Net premiums earned                                    -             -       30,039              -              -          30,039
Life and annuity benefits                              -             -       28,152              -              -          28,152
Policy acquisition costs                               -             -          994              -              -             994
Administrative expenses                                -             -          698              -              -             698
Net investment income                                  -             -          335              -              -             335
                                             -----------   -----------   -----------   -----------    -----------    ------------
Underwriting income (loss)                             -             -          530              -              -             530
                                             -----------   -----------   -----------   -----------    -----------    ------------

Net investment income -
 property and casualty                           105,428        29,025       17,449         41,954          2,076         195,932
Other income (expense)                               826          (183)           -            445              -           1,088
Amortization of goodwill                             (90)          919        3,502          1,051         14,490          19,872
Interest expense                                   8,089           631            -          3,282         37,638          49,640
Income tax expense (benefit)                      26,927         6,137        3,875          5,628        (17,423)         25,144
                                             -----------   -----------   -----------   -----------    -----------    ------------
Income excluding net realized gains
 (losses) and non-recurring expenses              72,257        27,411       24,212         47,650        (56,098)        115,432
Non-recurring expenses*                                -        (3,970)        (491)             -              -          (4,461)
                                             -----------   -----------   -----------   -----------    -----------    ------------
Income excluding net realized gains
 (losses)                                         72,257        23,441       23,721         47,650        (56,098)        110,971
Net realized gains (losses)*                       5,381        (8,906)       1,353         22,718              -          20,546
                                             -----------   -----------   -----------   -----------    -----------    ------------
    Net income                               $    77,638   $    14,535   $   25,074         70,368    $   (56,098)   $    131,517
                                             ===========   ===========   ===========   ===========    ===========    ============



         *  Shown net of income tax
        (1) Includes ACE Limited, ACE INA Holdings and intercompany eliminations.


                                                  ACE LIMITED AND SUBSIDIARIES
                                   Notes to interim consolidated Financial Statements (cont'd)
                                                           (Unaudited)

                                               Statement of Operations by Segment
                                             For the six months ended June 30, 2002

                                            Insurance -   Insurance -                                Corporate
                                               North       Overseas       Global       Financial        and            ACE
                                             American       General     Reinsurance    Products        Other(1)    Consolidated
                                             --------       -------     -----------    --------        -----      ------------
                                                                      (in thousands of U.S. Dollars)
Operations Data
Property and Casualty
Gross premiums written                       $ 2,692,686   $ 1,903,375   $  588,175    $   805,954   $         -   $  5,990,190
Net premiums written                           1,231,164     1,230,586      551,832        792,874             -      3,806,456
Net premiums earned                            1,078,931     1,074,584      264,826        462,454             -      2,880,795
Losses and loss expenses                         723,632       637,073       91,679        361,710             -      1,814,094
Policy acquisition costs                          92,328       241,523       45,669         40,419             -        419,939
Administrative expenses                          157,573       174,455       15,880         27,067        49,320        424,295
                                             -----------   -----------   ----------    -----------   -----------   ------------
Underwriting income                              105,398        21,533      111,598         33,258       (49,320)       222,467
                                             -----------   -----------   ----------    -----------   -----------   ------------

Life
Gross premiums written                                 -             -       56,911              -             -         56,911
Net premiums written                                   -             -       54,950              -             -         54,950
Net premiums earned                                    -             -       54,721              -             -         54,721
Life and annuity benefits                              -             -       46,307              -             -         46,307
Policy acquisition costs                               -             -       12,064              -             -         12,064
Administrative expenses                                -             -        2,634              -             -          2,634
Net investment income                                  -             -       12,197              -             -         12,197
                                             -----------   -----------   ----------    -----------   -----------   ------------
Underwriting income                                    -             -        5,913              -             -          5,913
                                             -----------   -----------   ----------    -----------   -----------   ------------

Net investment income -
   property and casualty                         205,301        48,590       47,365         94,876        (7,390)       388,742
Other income (expense)                               (20)        3,822            -              -             -          3,802
Interest expense                                  16,692           921        4,692          7,254        68,395         97,954
Income tax expense (benefit)                      74,066        12,538        1,951         16,942       (34,689)        70,808
                                             -----------   -----------   ----------    -----------   -----------   ------------
Income excluding net realized gains
   (losses) & non-recurring expenses             219,921        60,486      158,233        103,938       (90,416)       452,162
Debt prepayment expenses*                              -             -            -              -        (7,196)        (7,196)
                                             -----------   -----------   ----------    -----------   -----------   ------------
Income excluding net realized gains
   (losses)                                      219,921        60,486      158,233        103,938       (97,612)       444,966
Net realized gains (losses)*                     (39,725)       (8,397)     (30,483)       (41,972)      (22,684)      (143,261)
                                             -----------   -----------   ----------    -----------   -----------   ------------
    Net income                               $   180,196   $    52,089   $  127,750    $    61,966   $  (120,296)  $    301,705
                                             ===========   ===========   ==========    ===========   ===========   ============


         *  Shown net of income tax
        (1) Includes ACE Limited, ACE INA Holdings and intercompany eliminations.

                                                  ACE LIMITED AND SUBSIDIARIES
                                   Notes to interim consolidated Financial Statements (cont'd)
                                                           (Unaudited)

                                               Statement of Operations by Segment
                                             For the six months ended June 30, 2001

                                            Insurance -   Insurance -                                Corporate
                                               North       Overseas        Global      Financial        and            ACE
                                              American      General     Reinsurance     Products     Other (1)     Consolidated
                                              --------      -------     -----------     --------     ----------    ------------
                                                                      (in thousands of U.S. Dollars)

Operations Data
Property and Casualty
Gross premiums written                       $2,106,191    $1,688,104    $  332,612    $  806,413    $        -    $ 4,933,320
Net premiums written                            968,032     1,109,794       299,683       797,275             -      3,174,784
Net premiums earned                             881,886       984,658       163,780       693,000             -      2,723,324
Losses and loss expenses                        613,503       605,374        71,221       616,036             -      1,906,134
Policy acquisition costs                         91,579       206,638        30,453        24,485             -        353,155
Administrative expenses                         157,166       155,755        12,049        28,091        42,501        395,562
                                             -----------   -----------   ------------  -----------   ------------  ------------
Underwriting income                              19,638        16,891        50,057        24,388       (42,501)        68,473
                                             -----------   -----------   ------------  -----------   ------------  ------------

Life
Gross premiums written                                -             -        30,979             -             -         30,979
Net premiums written                                  -             -        30,979             -             -         30,979
Net premiums earned                                   -             -        30,979             -             -         30,979
Life and annuity benefits                             -             -        28,805             -             -         28,805
Policy acquisition costs                              -             -         1,175             -             -          1,175
Administrative expenses                               -             -         1,149             -             -          1,149
Net investment income                                 -             -           335             -             -            335
                                             -----------   -----------   ------------  -----------   ------------  ------------
Underwriting income                                   -             -           185             -             -            185
                                             -----------   -----------   ------------  -----------   ------------  ------------

Net investment income -
 property and casualty                          220,121        56,731        34,531        83,782         5,197        400,362
Other income (expense)                            1,931          (286)            -         1,040             -          2,685
Amortization of goodwill                           (180)        1,845         7,005         2,102        28,980         39,752
Interest expense                                 16,795         1,425             -         7,228        78,516        103,964
Income tax expense (benefit)                     54,581        12,549         7,378        10,923       (36,707)        48,724
                                             -----------   -----------   ------------  -----------   ------------  ------------
Income excluding net realized gains
(losses), non-recurring expenses and
 cumulative effect                              170,494        57,517        70,390        88,957      (108,093)       279,265
Non-recurring expenses*                               -        (3,970)         (491)            -             -         (4,461)
                                             -----------   -----------   ------------  -----------   ------------  ------------
Income excluding net realized gains
 (losses) and cumulative effect                 170,494        53,547        69,899        88,957      (108,093)       274,804
Net realized gains (losses)*                     (3,721)       (4,348)      (18,160)       24,006             -         (2,223)
                                             -----------   -----------   ------------  -----------   ------------  ------------
Income excluding cumulative effect of
 adopting a new accounting standard             166,773        49,199        51,739       112,963      (108,093)       272,581
Cumulative effect of adopting a new
 accounting standard                                (50)          441           539       (23,600)            -        (22,670)
                                             -----------   -----------   ------------  -----------   ------------  ------------
    Net income                               $  166,723    $   49,640    $   52,278    $   89,363    $ (108,093)   $   249,911
                                             ===========   ===========   ============  ===========   ============  ============


         *  Shown net of income tax
        (1) Includes ACE Limited, ACE INA Holdings and intercompany eliminations.

                                                 ACE LIMITED AND SUBSIDIARIES
                                  Notes to interim consolidated Financial Statements (cont'd)
                                                         (Unaudited)

The following tables summarize the revenues of each segment by product offering for the three and six months ended June 30, 2002 and 2001:

Net premiums earned by type of premium

Three months ended June 30, 2002
                                                                        Life,
                                                    Property &         Accident         Financial       Financial           ACE
                                                     Casualty          & Health          Services       Solutions       Consoidated
                                                   -------------     -------------     ------------    ------------    ------------
                                                                         (in millions of U.S. dollars)
Insurance - North American                         $        586      $       20       $       -       $       -        $     606
Insurance - Overseas General                                433             133               -               -              566
Global Reinsurance                                          150              26               -               -              176
Financial Products                                            -               -              77             151              228
                                                   --------------    -------------    ------------    ------------     ------------
                                                   $      1,169      $      179       $      77       $     151        $   1,576
                                                   ==============    =============    ============    ============     ============


Three months ended June 30, 2001
                                                                       Life,
                                                    Property &        Accident         Financial        Financial          ACE
                                                     Casualty         & Health          Services        Solutions       Consoidated
                                                   --------------    -------------    -------------   ------------    --------------
                                                                            (in millions of U.S. dollars)

Insurance - North American                         $        481      $        -       $       -       $       -        $    481
Insurance - Overseas General                                371             122               -               -             493
Global Reinsurance                                           85              30               -               -             115
Financial Products                                            -               -              96             200             296
                                                   --------------    -------------    ------------    ------------     ------------
                                                   $        937      $      152       $      96       $     200        $  1,385
                                                   ==============    =============    ============    ============     ============



Six months ended June 30, 2002
                                                                        Life,
                                                    Property &         Accident        Financial       Financial          ACE
                                                     Casualty         & Health          Services       Solutions       Consoidated
                                                   --------------    -------------    ------------   ------------    --------------
                                                                            (in millions of U.S. dollars)

Insurance - North American                         $      1,036      $      43        $       -       $      -         $  1,079
Insurance - Overseas General                                818             257               -              -            1,075
Global Reinsurance                                          265              55               -              -              320
Financial Products                                            -               -             126            336              462
                                                   --------------    -------------    ------------    ------------     ------------
                                                   $      2,119      $     355        $     126       $    336         $  2,936
                                                   ==============    =============    ============    ============     ============


Six months ended June 30, 2001
                                                                       Life,
                                                    Property &         Accident        Financial       Financial          ACE
                                                     Casualty         & Health          Services       Solutions       Consoidated
                                                   --------------    -------------    ------------    ------------    -------------
                                                                            (in millions of US. dollars)

Insurance - North American                       $          878      $        4       $       -       $      -        $      882
Insurance - Overseas General                                742             240               -              3               985
Global Reinsurance                                          163              31               -              -               194
Financial Products                                            -               -             134            559               693
                                                   --------------    -------------    ------------    ------------     ------------
                                                 $        1,783      $      275       $     134       $    562         $   2,754
                                                   ==============    =============    ============    ============     ============



                        ACE LIMITED AND SUBSIDIARIES
        Notes to interim consolidated Financial Statements (cont'd)
                                (Unaudited)

Property and casualty underwriting assets are reviewed in total by management for purposes of decision-making. We do not allocate assets to our new segments.
Assets are specifically identified for our life segment and corporate holding companies.

The following table summarizes the identifiable assets at June 30, 2002 and December 31, 2001:

                                              June 30               December 31
                                               2002                    2001
                                          ----------------     ----------------
                                               (in millions of U.S. dollars)


         Property and casualty          $      36,234           $    34,198
         Life reinsurance                         510                   480
         Other                                  2,579                 2,509
                                          ---------------      ----------------
         Total assets                   $      39,323           $    37,187
                                          ===============      ================



                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following is a discussion of our results of operations, financial condition, liquidity and capital resources as of and for the three and six months ended June 30, 2002. Our results of operations and cash flows for any interim period are not necessarily indicative of our results for the full year. This discussion should be read in conjunction with our consolidated financial statements and related notes and the Management's Discussion and Analysis of Results of Operations and Financial Condition included in our Annual Report on Form 10-K for the year ended December 31, 2001.

Safe Harbor Disclosure

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Any written or oral statements made by or on behalf of ACE may include forward-looking statements which reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors (which are described in more detail elsewhere herein and in other documents we file with the Securities and Exchange Commission) include, but are not limited to, (i) the impact of the September 11th tragedy and its aftermath on ACE's insureds and reinsureds, on the insurance and reinsurance industry and on the economy in general and uncertainties relating to governmental responses to the tragedy, (ii) the ability to collect reinsurance recoverable, credit developments of reinsurers, and any delays with respect thereto, (iii) the occurrence of catastrophic events or other insured or reinsured events with a frequency or severity exceeding our estimates, (iv) the uncertainties of the loss reserving process, including the difficulties associated with assessing environmental damage and asbestos related latent injuries, (v) uncertainties relating to government and regulatory policies such as subjecting ACE to insurance regulation or taxation in additional jurisdictions or amending, revoking or enacting any laws, regulations or treaties affecting our current operations and other legal, regulatory and legislative developments, (vi) judicial decisions and legal tactics, (vii) the actual amount of new and renewal business and market acceptance of our products, (viii) risks associated with the introduction of new products and services, (ix) the competitive environment in which we operate, related trends and associated pricing pressures, market perception, and developments, (x) actions that rating agencies may take from time to time,
(xi) developments in global financial markets, which could affect our investment portfolio and financing plans, (xii) changing rates of inflation and other economic conditions, (xiii) losses due to foreign currency exchange rate fluctuations, (xiv) loss of the services of any of our executive officers without suitable replacements being recruited in a reasonable time frame, (xv) the ability of technology to perform as anticipated, (xvi) the amount of dividends received from subsidiaries, and (xvii) management's response to these factors. The words "believe", "anticipate", "estimate", "project", "should", "plan", "expect", "intend", "hope", "will likely result" or "will continue" and variations thereof and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future events or otherwise.

New Reporting Segments

Following changes in executive management responsibilities, during the quarter ended March 31, 2002, we reassessed and changed our reporting segments from the individual operating units to four lines of business:
Insurance - North American, Insurance - Overseas General, Global Reinsurance and Financial Products. We believe that these new segments better represent the way we manage our operations and measure our performance. Insurance - North American includes the operations of ACE USA, ACE Bermuda and ACE Canada, excluding the financial solutions divisions in both the U.S. and Bermuda which are included in the new Financial Products segment. Insurance - Overseas General includes the operations of ACE International, including ACE Europe, ACE Japan, ACE Far East and ACE Latin America, and the insurance operations of ACE Global Markets. The reinsurance operations of ACE Global Markets is now included in the new Global Reinsurance segment together with ACE Tempest Re, ACE Tempest US and our life reinsurance operation, which is disclosed separately. The Financial Products segment includes the financial guaranty business of ACE Guaranty Re and ACE Capital Re International and the financial solutions business in the U.S. and Bermuda.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)

Critical Accounting Policies

Certain amounts in our consolidated financial statements are the result of transactions that require us to use our best estimates and assumptions to determine our reported values. These amounts could ultimately be materially different than what has been provided for in our consolidated financial statements. We consider the assessment of our property and casualty ("P&C") loss reserves, the fair value of our investment portfolio including derivatives and the reinsurance recoverable to be the values requiring the most inherently subjective and complex estimates. As such, we deem our accounting policies for these amounts to be of critical importance to our consolidated financial statements. More information regarding the estimates and assumptions required to arrive at these amounts can be found below in the sections entitled, Investments and Cash, Property and Casualty Loss Reserves, Reinsurance, Asbestos and Environmental Claims and Derivatives.

September 11th 2001 Tragedy

The terrorist attacks on September 11, 2001 ("the September 11th tragedy") resulted in the largest insured loss in history. We continue to monitor our total potential liability based upon individual insurance and reinsurance policy language, legal and factual developments in underlying matters involving its insureds as well as legislative developments in the U.S. involving the terrorist attack. If our current assessments of future developments are proved wrong, the financial impact of any of them, singularly or in the aggregate, could be material. For example, business interruption insurance claims could materialize in the future with greater frequency than we have anticipated or provided for in our estimates, or, insureds that we expect will not be held responsible for injuries resulting from the attack, are ultimately found to be responsible at a financial level that impacts our insurance or reinsurance policies.

In February 2002, we announced that one of our Bermuda subsidiaries, ACE Bermuda Insurance Ltd. ("ACE Bermuda") agreed to settle its property insurance claim with Silverstein Properties, Inc., ("Silverstein") arising from the World Trade Center disaster. The settlement is based upon a single occurrence and comprised payment of only one policy limit. ACE Bermuda and Silverstein have agreed to dismiss all litigation and arbitration pending between them. The settlement amount is within the reserve previously established for this event and does not affect the remaining group reserves for other claims arising from the September 11th tragedy. There were no substantial payments in connection to the September 11th tragedy in the current quarter. As of June 30, 2002 we have paid gross losses of $524 million and net losses of $89 million with respect to the September 11th tragedy and have collected approximately 95 percent of the related recoverable. We believe our reserve in connection with the September 11th tragedy is adequate at June 30, 2002.

Results of Operations - Three months ended June 30, 2002 and 2001

                                                      Three Months Ended
                                                           June 30
                                                     2002           2001
                                                   ----------    -----------
                                                (in millions of U.S. dollars)

 Net operating income                             $   236         $    115
 Debt prepayment expense (net of income tax)           (7)               -
 Non-recurring expenses (net of income tax)             -               (4)
 Net realized gains (losses) on investments
 (net of income tax)                                 (125)              20
                                                  ----------      ---------
      Net income                                  $   104         $    131
                                                  ==========      =========

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)

Net operating income is comprised of income excluding net realized gains (losses), debt prepayment expense and non-recurring expenses. Net operating income increased by $121 million to $236 million for the three months ended June 30, 2002, compared with $115 million for the three months ended June 30, 2001. We adopted FAS 142 on January 1, 2002 and accordingly have not amortized any goodwill in the current quarter, compared with $20 million of goodwill amortized for the quarter ended June 30, 2001. The current quarter was also aided by the absence of high level catastrophe losses. For the same quarter last year, we incurred $55 million in catastrophe losses related to storms in the Mid-Western United States. Excluding the catastrophe losses and goodwill amortization in 2001, net operating income increased by 24 percent. The increase in income was primarily due to growth in net premiums earned combined with better loss experience over the same quarter last year.

The debt prepayment expense of $7 million (net of income tax) incurred in the current quarter was as a result of the prepayment of a portion of the ACE INA Subordinated Notes due in 2009. This cost was mostly attributable to the decrease in interest rates since the original note was issued. During the three months ended June 30, 2001, we incurred non-recurring expenses of $4 million (net of income tax) relating to a contractual obligation due to a departing employee.

Net realized gains (losses) on investments (net of income tax) were $125 million for the three months ended June 30, 2002 compared with net realized gains of $20 million for the three months ended June 30, 2001. The net realized losses were generated primarily as a result of losses realized on fixed maturities, financial futures and interest rate swaps as well as an after-tax loss of $33 million reflecting fair value adjustments on derivatives.

Consolidated Operating Results

                                                       Three Months Ended
                                                            June 30
                                                      2002             2001
                                                 --------------   -------------
                                                  (in millions of U.S. dollars)

    Cross premiums written                     $      2,929     $      2,403
    Net premiums written                              1,875            1,470

    Net premiums earned                               1,576            1,385
    Losses and loss expenses                            961              955
    Life and annuity benefits                            23               28
    Policy acquisition costs                            234              187
    Administrative expenses                             231              202
                                                 -----------      -----------
    Underwriting income                        $        127     $         13
                                                 -----------      -----------

    Net investment income                               201              196
    Other income (expense)                               (1)               1
    Interest expense                                     52               50
    Income tax expense                                   39               25
    Amortization of goodwill                              -               20
                                                 -----------      -----------
    Net operating income                       $        236     $        115
                                                 -----------      -----------

    Loss and loss expense ratio*                      62.0%            70.5%
    Underwriting and administrative expense ratio*    29.5%            28.6%
    Combined ratio*                                   91.5%            99.1%

* Ratios exclude life reinsurance business

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)

We continued to experience widespread firming of prices on new and renewing business this quarter, which translated into steady growth in our gross premiums written and a significant increase in our underwriting income. Gross premiums written increased by 22 percent to $2.9 billion for the second quarter of 2002 compared with the same quarter last year. Underwriting income increased to $127 million for the current quarter compared with $13 million for the quarter ended June 30, 2001. Our net operating income increased by $121 million to $236 million for the quarter ended June 30, 2002 compared with $115 million for the same quarter last year.

Excluding our Financial Products segment, gross premiums written increased by 23 percent. During the quarter ended June 30, 2001, our financial products segment wrote two large retroactive contracts in the form of loss portfolio transfer contracts ("LPTs") for $165 million, whereas our LPT activity in the current quarter was $25 million. When LPT contracts are written in a quarter, they cause large variations in premium volume. LPTs are discussed in more detail in the Financial Products segment discussion.

Net premiums written, which reflect the premiums we retain after purchasing reinsurance protection, increased by 28 percent to $1.9 billion for the quarter ended June 30, 2002 compared with $1.5 billion last year. Exclusive of our Financial Products segment, net premiums written increased by 29 percent for the current quarter compared with the quarter ended June 30, 2001.

Net premiums earned, which reflect the portion of net premiums written recorded as revenues for the period, increased by 14 percent to $1.6 billion for this quarter compared with $1.4 billion for the same quarter last year. Excluding the LPTs, net premiums earned increased by 27 percent.

The underwriting results of P&C business are discussed by reference to the combined ratio, loss and loss expense ratio and underwriting and administrative expense ratio. We calculate these ratios by dividing the relevant expense amounts by net premiums earned. The combined ratio is the sum of the loss and loss expense ratio and the underwriting and administrative expense ratio. A combined ratio under 100 percent indicates underwriting income and a combined ratio exceeding 100 percent indicates underwriting losses.

We establish reserves for unpaid losses and loss expenses, which are estimates of future payments of reported and unreported claims for losses and related expenses, with respect to insured events that have occurred. The process of establishing reserves for P&C claims continues to be a complex and imprecise process requiring the use of informed estimates and judgments. Our estimates and judgments may be revised as the claims develop and as additional experience and other data becomes available and are reviewed, as new or improved methodologies are developed or as current laws change. Any such revisions could result in future changes in estimates of losses or reinsurance recoverable, and would be reflected in our results of operations for the period in which the estimates are changed.

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

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)


The loss and loss expense ratio decreased to 62.0 percent for the quarter ended June 30, 2002 compared with 70.5 percent for the same quarter of 2001. The decrease is principally due to the low level of catastrophe losses and the fact that no LPTs of significant value were written in the current quarter. LPT contracts are typically recorded at higher loss ratios than our other lines of business. More information regarding LPTs is provided in the Financial Products segment discussion.

Underwriting and administrative expenses are comprised of policy acquisition costs, which include commissions, premium taxes, underwriting and other costs that vary with and are primarily related to the production of premium, and administrative expenses which include all other operating costs. The underwriting and administrative expense ratio increased from
28.6 percent for the quarter ended June 30, 2001 to 29.5 percent for the current quarter. The principal reason for the change is the impact of the LPTs, which increased net premiums earned in 2001, thereby reducing the underwriting and administrative expense ratio.

We assess the performance of our life reinsurance business based on net operating income, which is net income excluding net realized gains and losses from the sale of investments. For the current quarter, this division generated net operating income of $2 million compared with $1 million for the same quarter last year.

Segment Results

Insurance - North American

The Insurance - North American segment is comprised of our P&C insurance operations in the U.S., Bermuda and Canada excluding the financial solutions business in the U.S. and Bermuda. This segment writes a variety of insurance products including property, liability, professional risk (directors and officers liability, ("D&O") and errors and omissions coverages, ("E&O")), marine, program business, political risk, accident and health, warranty, aerospace and other specialty lines.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)

                                                            Three Months Ended            Percentage
                                                                 June 30                    Change
                                                             2002           2001        From Prior Year
                                                          ------------  ----------------------------------
                                                            (in millions of U.S. dollars)
          Gross premiums written                             $  1,428      $  1,143             25%
          Net premiums written                                    718           525             37

          Net premiums earned                                     606           481             26
          Losses and loss expenses                                396           347             14
          Underwriting and administrative expenses                137           133              3
                                                             ----------    ----------       -------------
          Underwriting income                                $     73      $      1              NM
                                                             ----------    ----------       -------------

          Net investment income                                   103           105              (2)
          Other income (expense)                                   (1)            1                -
          Interest expense                                          8             8                -
          Income tax expense                                       41            27               53
                                                             ----------    ----------       -------------
          Net operating income                               $    126      $     72               75%
                                                             ----------    ----------       -------------

          Loss and loss expense ratio                           65.4%          72.1%
          Underwriting and administrative expense ratio         22.6%          27.7%

          Combined ratio                                        88.0%          99.8%

           NM - not meaningful

This segment's underwriting income grew by $72 million. Gross premiums written increased by 25 percent to $1.4 billion for the quarter ended June
30, 2002 compared with $1.1 billion for the same quarter last year.
Overall, the North American insurance market has continued to experience accelerating increases in insurance prices and we believe this current environment is sustainable as insurers reduce availability of insurance in reaction to negative loss trends and economic conditions. In addition, policy terms and conditions, capacity and policy attachment points are moving in a more favorable direction and should positively impact future profitability.

ACE USA, which comprises the majority of this segment, increased gross premiums written by 23 percent to $1.3 billion. Westchester Specialty, ACE USA's wholesale oriented excess and surplus lines group continued to experience tremendous demand for its products as both standard line companies and program managers have lost significant capacity and are looking to us to fill in the shortfall. As a result, Westchester Specialty has been able to successfully demand increases in rates in excess of 50 percent and improve its policy terms and conditions. As overall markets continue to harden, opportunities in the excess and surplus lines market traditionally outpace those in the standard admitted lines market. Also contributing to the increase this quarter is ACE USA's Professional Risk Group, which provides insurance policies that protect against management liability and professional liability as well as surety, aviation and satellite risks.
Spurred by recent corporate failures, demand for E&O, D&O and surety coverage, continues to be strong translating to new and renewal business with large price increases, dramatically lower policy limits and more favorable policy terms.

ACE Bermuda increased its gross premiums written by 55 percent to $113 million for the current quarter. Significant rate increases were achieved on both new and renewal business across their core lines - excess liability, professional lines and excess property.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)

Net premiums written for the North American segment increased by 37 percent for the quarter, outpacing the gross premiums written due to our strategic decision to reduce our reliance on reinsurance. Net premiums earned increased by $125 million to $606 million for the current quarter compared with $481 million for the 2001 quarter. This increase is principally due to the earning out of higher premiums written in previous quarters. While a portion of the net premiums written this quarter are earned, most will be earned out in future quarters.

The loss and loss expense ratio decreased to 65.4 percent for the current quarter compared with 72.1 percent last year. This decrease is a result of higher net premiums earned combined with lower loss activity, partially achieved by changes in business mix in the current quarter compared with the prior year.

The underwriting and administrative expense ratio declined to 22.6 percent for the current quarter compared with 27.7 percent for the same quarter last year principally because expenses were relatively unchanged while net premiums earned increased significantly.

Net investment income decreased by $2 million to $103 million for the quarter ended June 30, 2002 compared with $105 million for the same quarter last year. As discussed later in this report, this decrease is principally a result of lower interest rates for the current quarter compared with last year. Net operating income increased by 75 percent for the quarter ended June 30, 2002 compared with the same quarter last year due to the increase in underwriting income offset by increased income tax expense at ACE USA.

Insurance - Overseas General

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

                                                                    Three Months Ended            Percentage
                                                                         June 30                   Change
                                                                    2002           2001        From Prior Year
                                                                 ------------   -----------------------------------
                                                                   (in millions of U.S.
                                                                         dollars)
          Gross premiums written                                  $    941      $   862              9%
          Net premiums written                                         616          566              9

          Net premiums earned                                          566          493              15
          Losses and loss expenses                                     345          299              15
          Underwriting and administrative expenses                     217          188              15
                                                                   ----------     ----------       -------------
          Underwriting income                                     $      4       $  6                (31)%
                                                                   ----------     ----------       -------------

          Net investment income                                         28          29                (5)
          Interest expense                                               1          1                  -
          Income tax expense                                             5          6                (19)
          Amortization of goodwill                                       -          1                  -
                                                                   ----------     ----------       -------------
          Net operating income                                    $     26       $  27               (3)%
                                                                   ----------     ----------       -------------

          Loss and loss expense ratio                                61.1%           60.6%
          Underwriting and administrative expense ratio              38.1%           38.1%

          Combined ratio                                             99.2%           98.7%

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)

Underwriting income for the Overseas General segment decreased by $2 million to $4 million for the quarter ended June 30, 2002 compared with $6 million for the same quarter last year. Gross premiums written increased by 9 percent for the quarter to $941 million compared with $862 million for the quarter ended June 30, 2001.

Gross premiums written for ACE International increased by 15 percent to $627 million for the current quarter compared with $547 million last year. Europe and Asia contributed the most to this increase reporting 60 percent and 40 percent growth in gross premiums written respectively. These increases were offset by the 31 percent decline in gross premiums written in Latin America. ACE International breaks down into two major categories of business - P&C and accident and health ("A&H"). Both A&H and P&C had good quarters reporting increases in net premiums written of 20 percent and 31 percent, respectively. All regions of the world, with the exception of Japan, continued to experience price firming across most classes of business. Rates overall, excluding Japan, have increased in excess of 40 percent in the quarter compared with last year. Japan's premium rates increased approximately 2 percent predominantly in A&H, personal lines and a small commercial portfolio of business. Adjusting for foreign exchange, Japan increased its net premiums written by 7 percent in the current quarter.

ACE Global Markets reported $314 million in gross premiums written for the quarter ended June 30, 2002, which was relatively unchanged compared with last year's $315 million. This operation is currently adjusting its underwriting strategy and moving from a gross line underwriter (where large gross limits are written on the basis that most of the risk is then reinsured) to a net line underwriter (where much smaller gross limits are written and much less reliance is placed on reinsurance) to conform with our underwriting strategies and standards. As a consequence, in certain lines of business that do not fit strategies, net limits per risk have been reduced, in some cases by half or more, and other lines of business have been placed in run-off, requiring us to purchase reinsurance to cover the run-off. We will be reducing our capacity at Lloyd"s to 652 million pounds for the 2003 year of account from 900 million pounds for the 2002 year of account. Our current production activity is very strong, and rates in the second quarter increased an average of 41 percent as all classes are continuing to harden. We remain firmly committed to this operation and expect it to contribute to our earnings growth in the future.

Net premiums written for the segment increased by 9 percent to $616 million for the quarter ended June 30, 2002 compared with $566 million last year. Net premiums written in ACE International increased by 27 percent while net premiums written in ACE Global Markets decreased by 23 percent primarily due to the cost of reinsurance to protect run-off exposures, as discussed previously.

Net premiums earned increased by 15 percent for the current quarter principally on the strength of ACE International's 20 percent increase in net premiums earned over last year. The loss and loss expense ratio was stable at 61.1 percent for the current quarter compared with 60.6 percent for the same quarter last year. The underwriting and administrative expense ratio remained at 38.1 percent as policy acquisition costs and administrative expenses increased proportionately with net premiums earned. Administration expenses increased due to increased Lloyd's Central Guarantee Fund costs, Lloyd's premium levies and business expansion in certain lines of business. Net operating income decreased by 3 percent for the current quarter compared with last year.

Global Reinsurance

The Global Reinsurance segment consists of ACE Tempest Re, ACE Tempest USA and ACE Global Market's P&C reinsurance operations as well as our life reinsurance operations which are disclosed separately. The P&C reinsurance group writes catastrophe, marine, casualty, and nuclear products.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)

Property and Casualty

                                                                          Three Months Ended           Percentage
                                                                                June 30                  Change
                                                                          2002          2001         From Prior Year
                                                                      ------------- ------------------------------------
                                                                          (in millions of U.S.dollars)

          Gross premiums written                                        $    214      $   104              105%
          Net premiums written                                               197           85              132

          Net premiums earned                                                150           85               75
          Losses and loss expenses                                            53           51                4
          Underwriting and administrative expenses                            38           21               82
                                                                         ----------     -----------      -------------
          Underwriting income                                           $     59       $   13               332%
                                                                         ----------     -----------      -------------

          Net investment income                                               23           17               33
          Interest expense                                                     4            -                -
          Income tax expense                                                   2            4               (52)
          Amortization of goodwill                                             -            3                -
                                                                         ----------     -----------      -------------
          Net operating income                                          $     76       $   23               219%
                                                                         ----------     -----------      -------------

          Loss and loss expense ratio                                        35.0%        59.2%
          Underwriting and administrative expense ratio                      25.8%        24.9%

          Combined ratio                                                     60.8%        84.1%

Due to the low level of catastrophe losses in 2002 and a favorable underwriting environment, Global Reinsurance reported underwriting income of $59 million for the quarter ended June 30, 2002 compared with $13 million for the same quarter last year.

Gross premiums written for the quarter increased by 105 percent to $214 million from $104 million last year. The reinsurance market continues to show discipline in both pricing and underwriting terms and prices in the property classes continue to increase although reinsurance rate increases are beginning to stabilize.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)

In ACE Tempest Re, where we write most of the property catastrophe reinsurance business, net premiums written increased by 85 percent and generally prices continue to increase at rates that we expect will lead to returns on equity in excess of 25 percent. In the property catastrophe business, risk modeling and selection capabilities are extremely important. While we deem current prices adequate to achieve a reasonable risk adjusted return, we still declined a substantial amount of business that we believed was inadequately priced.

ACE Tempest U.K. which is principally focused on specialty reinsurance products increased its net premiums written by 152 percent to $57 million for the current quarter compared with $23 million for the same quarter last year. ACE Tempest U.S., established in 2000 with an initial focus on writing P&C reinsurance, increased its net premiums written to $47 million for the current quarter compared with $12 million for the same quarter last year.

The loss and loss expense ratio improved from 59.2 percent for the quarter ended June 30, 2001 to 35.0 percent for the current quarter due to the absence of any significant loss activity in the quarter and the increase in net premiums earned.

The underwriting and administrative expense ratio increased to 25.8 percent for the current quarter compared with 24.9 percent for the quarter ended June 30, 2001. This slight increase is due to an increase in policy acquisition costs relative to net premiums earned caused by a change in the mix of business written. Net operating income increased by 219 percent to $76 million for the current quarter compared with the quarter ended June 30, 2001 principally due to the increase in underwriting income from all divisions.

Life Reinsurance

Our principal business in this division is to provide reinsurance coverage to life insurance companies. In 2001, we concluded our first full year of operations for our life division. We price life reinsurance using actuarial and investment models that incorporate a number of factors, including assumptions for mortality, morbidity, expenses, demographics, persistency, investment returns and inflation. We assess the performance of our life reinsurance business based on net operating income, which is net income excluding net realized gains and losses from the sale of investments. The use of combined ratios is not an appropriate measure of the underwriting results of life reinsurance business.

                                                        Three Months Ended
                                                              June 30
                                                        2002          2001
                                                    -------------  ------------
                                                         (in millions of U.S.
                                                               dollars)

        Gross premiums written                        $   28        $    30
        Net premiums written                              27             30

        Net premiums earned                               26             30
        Life and annuity benefits                         23             28
        Underwriting and administrative expenses           7             2
        Net investment income                              6             1
                                                       ----------    -----------
        Net operating income                          $    2        $    1
                                                       ----------    -----------

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)

The life reinsurance group wrote $28 million of business for the quarter ended June 30, 2002 derived principally from treaty business as opposed to one-time single premium transactions. We are focused on writing risk transfer treaty business where the principal risk is mortality and morbidity based. Our current product portfolio focuses mainly on life and variable products. During the quarter, we made the decision to cease pursuing large, one-time transaction business and the long-term disability business as we no longer believe our efforts in these areas justify the potential returns.

Financial Products

The Financial Products segment consists of two broad categories: financial guaranty business and financial solutions business. The financial guaranty business includes municipal and non-municipal financial guaranty reinsurance, title cover, single-name and portfolio credit default swaps, mortgage guaranty reinsurance, trade credit reinsurance and residual value reinsurance. The financial solutions business includes insurance and reinsurance solutions to complex risks that generally cannot be adequately addressed by the traditional insurance marketplace. Each financial solutions contract is unique and specifically tailored for an individual client, but generally they are multi-year and contain some form of client participation. Due to the nature of the financial solutions business, premium volume can vary significantly from period to period and therefore premiums written in any one quarter are not indicative of premiums to be written in future quarters.

We also write retroactive contracts, including LPTs, which indemnify ceding companies for events that have occurred in prior years. While these types of contracts are generally written in the Financial Products segment, they can also be written in other segments, including the life reinsurance group. These contracts, which meet the established criteria for reinsurance accounting under United States generally accepted accounting principles ("GAAP"), are recorded in the statement of operations when written and generally result in large one-time written and earned premiums with comparable incurred losses. These contracts, when written, can cause significant variances in gross premiums written, net premiums written, net premiums earned, net incurred losses as well as the loss and loss expense ratio and underwriting and administrative expense ratio. At the time one of these contracts is written, we make certain assumptions with respect to the ultimate amount and timing of payments in order to establish loss and loss expense reserves. As with most loss reserves, the actual amount and timing of payments may result in loss and loss expenses which are significantly greater or less than the reserves initially provided.

It is generally expected that losses ultimately paid under retroactive contracts will exceed the premiums received, in some cases by large margins. Premiums are based in part on time-value-of money concepts because loss payments may occur over lengthy time periods. However, retroactive contracts do not have a significant impact on reported earnings in the period of inception. When writing a retroactive contract, the excess of the estimated ultimate losses over the premiums received is established as a deferred charge and amortized against income over the estimated future claim settlement period. We expect that these contracts will produce significant underwriting losses over time, but we also expect that this business will be profitable due to expected investment earnings on the premiums received.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)

                                                                       Three Months Ended            Percentage
                                                                             June 30                   Change
                                                                         2002          2001        From Prior Year
                                                                      ------------  ----------------------------------
                                                                        (in millions of U.S. dollars)

          Gross premiums written                                        $    318      $   264              21%
          Net premiums written                                               317          264              20

          Net premiums earned                                                228          296              (23)
          Losses and loss expenses                                           167          258              (35)
          Underwriting and administrative expenses                            39           22               73
                                                                         ----------     ----------       -------------
          Underwriting income                                           $     22       $   16               47%
                                                                         ----------     ----------       -------------

          Net investment income                                               46           42               10
          Interest expense                                                     3            3                -
          Income tax expense                                                   8            6                41
          Amortization of goodwill                                             -            1                -
                                                                         ----------     ----------       -------------
          Net operating income                                          $     57       $   48               19%
                                                                         ----------     ----------       -------------

          Loss and loss expense ratio                                       73.2%         87.2%
          Underwriting and administrative expense ratio                     17.0%          7.6%

          Combined ratio                                                    90.2%         94.8%

Net operating income for this segment increased by 19 percent to $57 million for the quarter ended June 30, 2002 compared with $48 million for the same quarter last year. Our combined ratio improved to 90.2 percent for the current quarter compared with 94.8 percent last year. Better pricing terms and changes in our business mix achieved this favorable decline in our combined ratio. Net premiums earned declined by 23 percent to $228 million for the quarter compared with $296 million for the same quarter last year. This significant decrease is due to the decline in LPT business recorded in the current quarter compared with last year. We wrote $25 million of LPTs in the current quarter, compared with $165 million in the same quarter last year. This decrease had the effect of reducing our net premiums earned, as LPTs are generally earned when written.

Our financial guaranty operation reported a 17 percent increase in net operating income for the current quarter compared with the quarter ended June 30, 2001. This was achieved primarily on the strength of new trade credit insurance business. Our trade credit business, which protects sellers of goods and services from the risk of non-payment of trade receivables increased gross premiums written by $8 million in the current quarter. We are taking advantage of new business opportunities arising due to a broad based credit spread widening and a demand for credit protection caused by market volatility.

Financial solutions also had a successful quarter reporting a 25 percent increase in underwriting income. In the U.S. operation, we wrote several prospective, multi-year programs where we provide first loss protection on synthetic collateralized debt obligations. These transactions contributed $107 million to gross premiums written and will be earned evenly over their five-year contract term. While there is currently strong demand for LPTs in the market, these deals are usually large and complex and take time to conclude. It is difficult to predict the amount or timing of the writing of LPT transactions.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)

The absence of any significant LPTs in the quarter has impacted the loss and loss expense ratio as well as the underwriting and administrative expense ratio. The loss and loss expense ratio improved from 87.2 percent for the quarter ended June 30, 2001 to 73.2 percent for the current quarter. The underwriting and administrative expenses increased for the current quarter compared with the same quarter last year due to increased policy acquisition costs as a result of a change in the mix of business written. The decrease in net premiums earned caused an increase in the underwriting and administrative expense ratio.

Results of Operations - Six months ended June 30, 2002 and 2001

                                                                     Six Months Ended
                                                                          June 30
                                                                     2002          2001
                                                                  -----------   -----------
                                                                 (in millions of U.S. dollars)
     Net operating income                                        $    452      $   279
     Debt prepayment expense (net of income tax)                       (7)           -
     Non-recurring expenses (net of income tax)                         -           (4)
     Net realized losses on investments (net of income tax)          (143)          (2)
     Cumulative effect of adopting a new accounting
       standard (net  of income tax)                                    -          (23)
                                                                 -----------    -----------
     Net income                                                  $     302     $   250
                                                                 ===========    ===========

Net operating income increased by $173 million to $452 million for the six months ended June 30, 2002, compared with $279 million for the same period last year. We adopted FAS 142 on January 1, 2002 and accordingly have not amortized any goodwill in the current period which compares to $40 million of goodwill amortized for the six months ended June 30, 2001. In addition, there were no significant catastrophe losses in the current period. For the same period last year, we incurred $55 million in catastrophe losses related to storms in the Mid-Western United States. Excluding the catastrophe losses and goodwill amortization in 2001, net operating income increased by 21 percent for the six months ended June 30, 2002 compared with the same period last year. This increase in income was primarily due to growth in net premiums earned combined with better loss experience over the same period last year.

The debt prepayment expense of $7 million (net of income tax) was incurred in the second quarter as a result of the prepayment of a portion of the ACE INA Subordinated Notes due in 2009. During the six months ended June 30, 2001, we incurred non-recurring expenses of $4 million (net of income tax) relating to a contractual obligation due to a departing employee.

Net realized losses on investments (net of income tax) were $143 million for the six months ended June 30, 2002 compared with net realized losses of $2 million last year. The net realized losses were generated primarily as a result of losses realized on fixed maturities, financial futures and interest rate swaps as well as an after-tax loss of $46 million reflecting fair value adjustments on derivatives, which we include in net realized losses.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)

Consolidated Operating Results

                                                          Six Months Ended
                                                              June 30
                                                       2002            2001
                                                 ---------------  -------------
                                                  (in millions of U.S. dollars)

     Gross premiums written                      $    6,047        $   4,964
     Net premiums written                             3,861            3,205

     Net premiums earned                              2,936            2,754
     Losses and loss expenses                         1,814            1,906
     Life and annuity benefits                           46               29
     Policy acquisition costs                           432              354
     Administrative expenses                            428              397
                                                   -----------     -----------
     Underwriting income                         $      216        $      68
                                                   -----------     -----------

     Net investment income                              401              401
     Other income                                         4                3
     Interest expense                                    98              104
     Income tax expense                                  71               49
     Amortization of goodwill                             -               40
                                                   -----------     -----------
     Net operating income                         $     452        $     279
                                                   -----------     -----------

     Loss and loss expense ratio*                      63.0%           70.0%
     Underwriting and administrative expense ratio*    29.2%           27.5%
     Combined ratio*                                   92.2%           97.5%

     *Ratios exclude life reinsurance business

Overall, underwriting income increased by 213 percent to $216 million for the six months ended June 30, 2002 compared with $68 million for the same period last year. This significant increase was driven principally by an increase in prices across most lines of business and the absence of any significant catastrophe losses during the period. Net operating income increased to $452 million for the current period compared with $279 million last year.

Gross premiums written increased by 22 percent to $6.0 billion for the six months ended June 30, 2002 compared with $4.9 billion for the same period last year. During the six months ended June 30, 2001, we wrote several large retroactive contracts in the form of LPTs totaling $417 million compared with $25 million for the current period. When these contracts are written they cause large variations in premium volume.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)

Net premiums written increased by 20 percent to $3.9 billion for the six months ended June 30, 2002 compared with $3.2 billion last year. Net premiums earned increased by 7 percent to $2.9 billion for the period compared with $2.8 billion last year. Excluding the LPTs, net premiums earned increased by 24 percent.

The loss and loss expense ratio decreased to 63.0 percent for the six months ended June 30, 2002 compared with 70.0 percent for the same period in 2001. This decrease is principally due to the absence of significant catastrophe losses in 2002 and the fact that no LPTs of significant value were written in the current period. LPT contracts are typically recorded at higher loss ratios than our other lines of business.

The underwriting and administrative expense ratio increased from 27.5 percent last year to 29.2 percent for the six months ended June 30, 2002. The principal reason for the change is the impact of the LPTs which increased net premiums earned and reduced the expense ratio in 2001. In addition, our increased participation in the Lloyd's market through ACE Global Markets resulted in increased Lloyd's Central Guarantee Fund costs, and Lloyd's premium levies and we incurred costs related to business expansion in certain lines of business.

We assess the performance of our life reinsurance business based on net operating income. For the six months ended June 30, 2002, this division generated net operating income of $6 million compared with a break-even result for the same period last year.

Segment Results

Insurance - North American

                                                              Six Months Ended             Percentage
                                                                   June 30                   Change
                                                               2002          2001        From Prior Year
                                                            ------------  --------------------------------
                                                           (in millions of U.S.dollars)
          Gross premiums written                               $   2,693    $ 2,106              28%
          Net premiums written                                     1,231        967              27

          Net premiums earned                                      1,079        882              22
          Losses and loss expenses                                   723        614              18
          Underwriting and administrative expenses                   250        248               1
                                                               ----------    ----------       ----------
          Underwriting income                                  $     106     $   20              437%
                                                               ----------    ----------       ----------

          Net investment income                                      205        220              (7)
          Other income                                                 -          2                -
          Interest expense                                            17         17                -
          Income tax expense                                          74         55               36
                                                               ----------    ----------       ----------
          Net operating income                                 $     220     $  170               40%
                                                               ----------    ----------       ----------

          Loss and loss expense ratio                              67.1%       69.5%
          Underwriting and administrative expense ratio            23.1%       28.2%

          Combined ratio                                           90.2%       97.7%

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)

Underwriting income for the six months ended June 30, 2002 was $106 million compared with $20 million for the same period last year. Significant growth was achieved across most product lines as this segment reported an increase in gross premiums written of 28 percent for the six months ended June 30, 2002 compared with last year.

Within this segment, ACE USA's gross premiums written increased by 26 percent to $2.5 billion. Most of ACE USA's operating divisions experienced strong premium growth for the six months ended June 30, 2002. ACE Risk Management Group ("ARM"), Westchester Specialty and the Professional Risk Group contributed the most to this growth. We benefited substantially from rising prices on large property accounts and excess casualty lines while recent corporate failures have fuelled increases in E&O and D&O rates. In addition, there continues to be general improvement in policy terms and conditions.

ACE Bermuda had an increase in gross premiums written of 57 percent to $200 million for the six months ended June 30, 2002. Significant rate increases were achieved on both new and renewal business across the core lines of excess liability, professional and excess property. In addition to the rate increases, ACE Bermuda also secured better terms and conditions which have improved the risk profile of the in-force book.

Net premiums earned increased by 22 percent to $1.1 billion compared with the six months ended June 30, 2001. This increase is principally due to the earning out of higher premiums written in previous quarters.

The loss and loss expense ratio decreased to 67.1 percent for the six months ended June 30, 2002 compared with 69.5 percent last year. This decrease is a result of higher earned premiums partially achieved by price increases. The underwriting and administrative expense ratio declined to 23.1 percent for the six months ended June 30, 2002 compared with 28.2 last year principally because expenses were relatively unchanged and net premiums earned increased. Net operating income increased by 40 percent due to increased underwriting income in all divisions offset by reduced net investment income.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)

Insurance - Overseas General

                                                                Six Months Ended            Percentage
                                                                     June 30                  Change
                                                               2002           2001        From Prior Year
                                                            ------------   --------------------------------
                                                         (in millions of U.S. dollars)
          Gross premiums written                              $  1,903      $  1,688            13%
          Net premiums written                                   1,230         1,110            11

          Net premiums earned                                    1,075           985             9
          Losses and loss expenses                                 637           605             5
          Underwriting and administrative expenses                 417           363            15
                                                              ----------     ----------       ---------
          Underwriting income                                 $     21       $    17            27%
                                                              ----------     ----------       ---------

          Net investment income                                     49            57            (14)
          Other income                                               4             -              -
          Interest expense                                           1             1              -
          Income tax expense                                        13            13              -
          Amortization of goodwill                                   -             2              -
                                                              ----------     ----------       ---------
          Net operating income                                $     60       $    58              5%
                                                              ----------     ----------       ---------

          Loss and loss expense ratio                            59.3%          61.5%
          Underwriting and administrative expense ratio          38.7%          36.8%

          Combined ratio                                         98.0%          98.3%

Underwriting income increased by 27 percent to $21 million for the six months ended June 30, 2002 compared with $17 million for the same period last year. Gross premiums written increased by 13 percent for the period to $1.9 billion compared with $1.7 billion for the six months ended June 30, 2001.

ACE International increased its gross premiums written by 14 percent to $1.3 billion for the current period compared with $1.1 billion last year. For the six months ended June 30, 2002, all regions, with the exception of Japan, reported continued firming in both rates and underwriting terms. Geographically, Europe and Asia contributed the most growth, reporting increases in gross premiums written of 48 percent and 40 percent respectively. Growth in these areas was principally driven by strong rate increases in both the P&C and A&H businesses. Offsetting these increases is the performance of Latin America, which reported a decrease in gross premiums written of 13 percent for the six months ended June 30, 2002 compared with the same period last year.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)

ACE Global Markets reported $615 million in gross premiums written for the six months ended June 30, 2002, which is a 10 percent increase over last year's gross premiums written of $557 million. As previously noted in the three-months discussion, this operation is currently adjusting its underwriting strategy and moving from a gross line underwriter (where large gross limits are written on the basis that most of the risk is then reinsured) to a net line underwriter (where much smaller gross limits are written and much less reliance is placed on reinsurance) in keeping with our underwriting standards.

Net premiums written for the segment increased by 11 percent to $1.2 billion for the six months ended June 30, 2002 compared with $1.1 billion last year. Net premiums written at ACE International increased by 22 percent, again driven by Europe and Asia which reported increases in net premiums written of 46 percent and 33 percent, respectively. Net premiums written at ACE Global Markets decreased by 13 percent primarily due to the cost of reinsurance to protect us on run-off exposures, as discussed previously.

Net premiums earned increased by 9 percent for the six months ended June 30, 2002 compared with last year. The loss and loss expense ratio decreased to 59.3 percent for the current period compared with 61.5 percent for the same period last year. The underwriting and administrative expense ratio increased to 38.7 percent for the current period compared with 36.8 percent for the six months ended June 30, 2001 due to increased Lloyd's Central Guarantee Fund costs, Lloyd's premium levies and business expansion. Net operating income increased by 5 percent for the six months ended June 30, 2002 compared with the same period last year.

Global Reinsurance

Property and Casualty

                                                                 Six Months Ended            Percentage
                                                                      June 30                  Change
                                                                2002           2001        From Prior Year
                                                             ------------   ---------------------------------
                                                            (in millions of U.S. dollars)
          Gross premiums written                              $  588        $   333              77%
          Net premiums written                                   552            300              84

          Net premiums earned                                    265            163              62
          Losses and loss expenses                                92             71              29
          Underwriting and administrative expenses                61             43              45
                                                              ----------     ----------       ----------
          Underwriting income                                 $  112         $   49             123%
                                                              ----------     ----------       ----------

          Net investment income                                   47             35              37
          Interest expense                                         5              -               -
          Income tax expense                                       2              7              (74)
          Amortization of goodwill                                 -              7               -
                                                              ----------     ----------       ----------
          Net operating income                                $  152          $  70              117%
                                                              ----------     ----------       ----------

          Loss and loss expense ratio                            34.6%          43.5%
          Underwriting and administrative expense ratio          23.2%          25.9%

          Combined ratio                                         57.8%          69.4%

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)

On the strength of a favorable underwriting environment and an absence of any significant loss activity, the Global Reinsurance segment increased its underwriting income by 123 percent to $112 million for the six months ended June 30, 2002 compared with $49 million for the six months ended June 30, 2001. The reinsurance market continues to show discipline in both pricing and underwriting terms and prices in the property classes continue to increase although reinsurance rate increases are beginning to stabilize. Gross premiums written increased by 77 percent to $588 million compared with $333 million last year.

In ACE Tempest Re, where we write most of the property catastrophe business, net premiums written increased by 64 percent and prices continue to increase at rates that we expect will lead to returns on equity in excess of 25 percent.

ACE Tempest U.K., which is principally focused on specialty reinsurance products, increased its net premiums written by 83 percent to $137 million for the six months ended June 30, 2002 compared with $75 million for the same period last year. ACE Tempest U.S., increased its net premiums written to $79 million for the current period compared with $20 million for the same period last year.

The loss and loss expense ratio improved from 43.5 percent for the six months ended June 30, 2001 to 34.6 percent for the current period due to the absence of any significant loss activity and the increase in net premiums earned in the current period. The underwriting and administrative expense ratio decreased to 23.2 percent for the six months ended June 30, 2002 compared with 25.9 percent last year despite increased policy acquisition costs and administrative expenses, due to a change in the mix of business and increased costs due to business expansion at ACE Tempest U.S. and ACE Tempest U.K. This decrease is due to the increase in net premiums earned this period. Net operating income increased by 117 percent due to the increase in underwriting income from all the divisions.




Life Reinsurance

                                                        Six Months Ended
                                                             June 30
                                                       2002           2001
                                                    -----------  -------------
                                                  (in millions of U.S. dollars)

          Gross premiums written                     $    57       $    31
          Net premiums written                            55            31

          Net premiums earned                             55            31
          Life and annuity benefits                       46            29
          Underwriting and administrative expenses        15             2
          Net investment income                           12             -
                                                      ----------    -----------
          Net operating income                       $     6       $     -
                                                      ----------    -----------

During the six months ended June 30, 2002, the life reinsurance group reported $6 million in net operating income compared with nil for the same period last year. We are focused on writing risk transfer treaty business where the principal risk is mortality and morbidity based. Our current product portfolio focuses mainly on life and variable products.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)

Financial Products

                                                               Six Months Ended            Percentage
                                                                    June 30                  Change
                                                              2002           2001        From Prior Year
                                                           ------------   -----------------------------------
                                                            (in millions of U.S. dollars)
          Gross premiums written                            $  806        $   806              -
          Net premiums written                                 793            797              (1)

          Net premiums earned                                  462            693              (33)
          Losses and loss expenses                             362            616              (41)
          Underwriting and administrative expenses              67             53              (28)
                                                            ----------    ----------       -------------
          Underwriting income                               $   33        $    24               36%
                                                            ----------    ----------       -------------

          Net investment income                                 95             84               13
          Other income                                           -              1                -
          Interest expense                                       7              7                -
          Income tax expense                                    17             11               55
          Amortization of goodwill                               -              2                -
                                                            ----------    ----------       -------------
          Net operating income                              $  104        $    89               17%
                                                            ----------    ----------       -------------

          Loss and loss expense ratio                          78.2%           88.9%
          Underwriting and administrative expense ratio        14.6%            7.5%

          Combined ratio                                       92.8%           96.4%

This segment's net operating income increased by 17 percent to $104 million for the six months ended June 30, 2002 compared with $89 million for the same period last year. This increase was principally driven by changes in our business mix which reduced our combined ratio for this segment to 92.8 percent compared with 96.4 percent last year. Gross premiums written were flat compared with the same period last year. However, last year included $417 million of LPTs which were written and earned in the same period.

Our financial guaranty operations reported an increase of 17 percent in net operating income for the six months ended June 30, 2002 compared with the six months ended June 30, 2001. During the period, we benefited from an increase in municipal refunding coupled with a robust housing market, principally in the U.S. In addition, market demand for credit derivatives and trade credit insurance was strong so we were able to increase our writings in both these areas.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)

The financial solutions operations had net premiums earned of $336 million for the six months ended June 30, 2002, a 29 percent decline over the same period last year. This unit was successful in writing several large multi-year, prospective, structured programs during the period, however, the premium for the same period last year was bolstered by several LPTs.

As previously stated, LPTs are typically recorded at higher loss ratios than our other lines of business and as a result the absence of any significant LPTs in the six months ended June 30, 2002 had the effect of reducing our loss and loss expense ratio compared with last year. The loss and loss expense ratio improved from 88.9 percent for the six months ended June 30, 2001 to 78.2 percent for the current period. The underwriting and administrative expense ratio was lower in 2001, comared with 2002, due to the high level of earned premiums for the LPTs in 2001.

Net Investment Income

The following table provides an analysis of our net investment income by segment for the three and six months ended June 30, 2002 and 2001:


                                       Three Months Ended     Six Months Ended
                                           June 30                 June 30
                                     2002       2001          2002        2001
                                   ---------  ---------     --------   --------
                                           (in millions of U.S. dollars)


Insurance - North American        $  103      $  105        $   205        220
Insurance - Overseas General          28          29             49         57
Global Reinsurance - P&C              23          17             47         35
Global Reinsurance - Life              6           1             12          -
Financial Products                    46          42             95         84
Corporate and other (1)               (5)          2             (7)         5
                                  --------    --------      --------     ------
Net investment income             $  201      $  196        $   401        401
                                  ========    ========      ========     ======

      (1) Includes ACE Limited, ACE INA Holdings and intercompany eliminations.

Net investment income is influenced by a number of factors, including the amounts and timing of inward and outward cash flows, the market level of interest rates as well as overall asset allocation. Net investment income increased by 2 percent to $201 million for the quarter ended June 30, 2002 compared with $196 million for the same quarter last year.

The proceeds from our sale of Ordinary Shares in the fourth quarter of 2001 and positive cash flow over the past four quarters resulted in an increase in net investment income of approximately $26 million for the current quarter compared with the same quarter last year. This increase was offset by a decrease of $21 million in investment income principally due to reinvesting at lower yields on cash and short-term deposits, the rollover of our portfolio at lower current yields and the use of funds to reduce our current debt levels.

Net investment income was unchanged at $401 million for the six months ended June 30, 2002 and 2001. The proceeds from our equity offering in the fourth quarter of 2001 and positive cash flow resulted in an increase in net investment income of approximately $54 million for the current period compared with the same period last year. This increase was offset by a $54 million decrease in investment income for the same reasons discussed above.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)

Net Realized Gains (Losses) on Investments

Our investment strategy takes a long-term view and our portfolio is actively managed to maximize total return within certain specific guidelines, which are designed to minimize risk. Our investment portfolio is reported at fair value, however the effect of market movements on our portfolio impact income (through net realized gains (losses) on investments) when securities are sold, when permanent impairments are recorded on invested assets or when financial futures, options and interest rate swaps are marked to market. Changes in unrealized gains and losses, which result from the revaluation of securities held, are reported as a separate component of accumulated other comprehensive income. The following table presents our net realized gains (losses) on investments for the three and six months ended June 30, 2002 and 2001:


                                                            Three Months Ended            Six Months Ended
                                                                  June 30                      June 30
                                                           2002           2001           2002          2001
                                                        ------------  ------------  ------------   -----------
                                                                     (in millions of U.S. dollars)
  Fixed maturities and short-term investments           $  (25)        $  (19)       $  (39)        $   (11)
  Equity securities                                          4             11            (2)             24
  Financial futures, options and interest rate swaps       (88)            11           (80)            (18)
  Fair value adjustment on derivatives                     (33)            11           (46)             15
  Currency                                                   3              -             2              (4)
  Other investments                                          -              2             -             (10)
                                                        --------       --------      ---------      ---------

  Total net realized gains (losses) on investments      $ (139)        $   16        $ (165)        $    (4)
                                                        ========       ========      =========      =========

Net realized losses on fixed maturities during the second quarter of 2002 include losses related to write-downs of certain securities in our investment portfolio that had what we believe to be an other than temporary decline in their fair value. The write down for the current quarter was $24 million.
Net realized losses on investments of $165 million included write-downs for the six months ended June 30, 2002 of $42 million.

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

We use fixed income futures contracts and interest rate swaps to manage duration exposure. Losses of $30 million were recognized on interest rate swaps during the second quarter of 2002. Net realized losses generated by our equity and fixed income index futures and option contracts amounted to $58 million for the current quarter, bringing the total net realized losses attributable to financial futures and option contracts and interest rate swaps to $88 million compared with gains of $11 million for the same quarter in 2001.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)

We implemented FAS 133 on January 1, 2001, which requires that all derivatives be recognized as either assets or liabilities in the consolidated balance sheet and measured at fair value. The change in fair value of our derivatives for the quarter ended June 30, 2002 was a loss of $33 million compared with a gain of $11 million for the same quarter in 2001. The level of such gains and losses is dependent upon a number of factors including changes in interest rates, credit spreads and other market factors.

Other Expenses

                                Three Months Ended      Six Months Ended
                                    June 30                  June 30
                               2002      2001          2002         2001
                             -------   --------     ----------    ---------
                                     (in millions of U.S. dollars)

   Other (income) expense     $  12    $   (1)        $    7       $    3
                              ======   =======        =======      =======
   Interest expense           $  52    $   50         $   98       $  104
                              ======   =======        =======      =======
   Income tax expense         $  21    $   18         $   45       $   45
                              ======   =======        =======      =======
   Amortization of goodwill   $   -    $   20         $    -       $   40
                              ======   =======        =======      =======

Other (income) expense includes $11 million ($7 million, net of income tax) in debt prepayment expense incurred in the second quarter as a result of the prepayment of a portion of the ACE INA Subordinated Notes due in 2009.

Interest expense increased by $2 million for the current quarter compared with the quarter ended June 30, 2001, primarily because we issued $500 million of debt (discussed in the Capital Resources section below) late in the first quarter of 2002. The impact of this was offset by lower short-term interest rates on our floating rate debt.

The effective tax rate on net operating income calculated at June 30, 2002 was
14.2 percent compared with 17.9 percent last year due to higher net operating income in non-taxable jurisdictions in 2002. Realized losses on investments for the current quarter were primarily in non-taxable jurisdictions resulting in an effective tax rate on net income of 16.6 percent compared with 12.2 percent in 2001. The effective tax rate on net operating income for the six months ended June 30, 2002 was 13.5 percent compared with 14.9 percent for the same period last year due to higher net operating income in taxable jurisdictions in 2002. The effective tax rate on net income for the six months ended June 30, 2002 was 12.9 percent compared with 14.2 percent last year due to the impact of taxable benefits on realized losses in both years.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)

In June 2001, FASB issued FAS 142. FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. As required, we adopted FAS 142 on January 1, 2002 and ceased amortizing goodwill as at that date.

Interest expense decreased by 6 percent for the six months ended June 30, 2002 compared with the six months ended June 30, 2001. This decrease is primarily attributed to lower short-term interest rates on our floating rate debt for the current period as compared with the same period last year.

Investments and Cash

Our principal investment objective is to ensure that funds will be available to meet our insurance and reinsurance obligations. Within this broad liquidity constraint, our investment portfolio's structure seeks to maximize return subject to specifically approved guidelines of overall asset classes, credit quality, liquidity and volatility of expected returns. As such, our investment portfolio is invested primarily in fixed income securities with an average credit quality of AA as rated by Standard and Poor's ("S&P"). The portfolio is externally managed by independent professional investment managers. The average duration of our fixed income securities is 3.2 years at June 30, 2002.

At June 30, 2002, total investments and cash were $16.9 billion compared with $15.9 billion at December 31, 2001, an increase of $1 billion. The increase in total investments and cash primarily results from the net proceeds of our debt offering at the end of the first quarter, securities lending collateral of $419 million and strong operating cash flows. Offsetting these increases, we paid dividends of $91 million during the period. Our other investments principally comprise direct investments, investments in investment funds and investments in limited partnerships. For direct investments that meet the requirements for equity accounting, we accrue our portion of the net income or loss of the investment. We carry other direct investments at fair value. Where fair values are not publicly available, the investments are carried at estimated fair value. Our investments in investment funds are carried at the net asset value as advised by the fund. We account for investments in limited partnerships using the equity method. We evaluate the carrying value of our investments and if they experience a decline in value that we consider other than temporary, we record a realized loss in the statement of operations.

On May 28, 2002 we announced our intent to acquire 22 percent of the outstanding shares of Huatai Insurance Company of China ("Huatai"), for total consideration of approximately $150 million. Huatai is China's first nationally licensed joint stock P&C insurer. To comply with Chinese regulations, our investment was made by three of our subsidiary companies:
ACE INA Holdings Inc., ACE Tempest Re and ACE US Holdings Inc.

The following table identifies our invested assets at fair value, by type held at June 30, 2002 and December 31, 2001:

                                                   June 30          December 31
                                                     2002               2001
                                             ----------------    ---------------
                                                (in millions of U.S. dollars)

      Fixed maturities available for sale       $  12,834         $  13,000
      Equity securities                               462               467
      Short-term investments                        1,774             1,206
      Other investments                               628               591
      Securities on loan                              411                 -
      Cash                                            878               672
                                                -----------       ----------
      Total investments and cash                $  16,987         $  15,936
                                                ===========       ==========

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)

The following tables identify our fixed income securities, short-term investments, securities on loan and cash and cash equivalents at June 30, 2002. The first table shows the amount of items by type while the second table shows them by S&P credit rating.

                                          June 30, 2002       Percentage
                                           Market Value        Of Total
                                         ----------------  ---------------
                                           (in millions of U.S. dollars)


       Treasury                            $     878               5.5%
       Agency                                  1,012               6.4%
       Corporate                               6,632              41.7%
       Mortgage-backed securities              2,078              13.1%
       Asset-backed securities                   326               2.1%
       Municipal update                        1,115               7.0%
       Non-US                                  1,406               8.8%
       Cash and cash equivalents               2,450              15.4%
                                           -----------         ----------
       Total                               $  15,897               100%
                                           ===========         ==========




                                            June 30, 2002       Percentage
                                             Market Value        Of Total
                                           -----------------  ---------------
                                             (in millions of U.S. dollars)



       AAA                                    $   6,518              41%
       AA                                         3,796              24%
       A                                          2,874              18%
       BBB                                        1,520               9%
       BB                                           568               4%
       B                                            580               4%
       Other                                         41               0%
                                              -----------        -----------
       Total                                  $  15,897             100%
                                              ===========        ===========

Property and Casualty Loss Reserves

We establish reserves for the estimated unpaid ultimate liability for losses and loss expenses under the terms of our policies and agreements. These reserves include estimates for both claims that have been reported and those that have been incurred but not reported ("IBNR"), and include estimates of expenses associated with processing and settling these claims. The table below presents a reconciliation of our unpaid losses and loss expenses for the six months ended June 30, 2002:

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)


                                                                 Reinsurance
   Unpaid Losses and Loss Expenses                  Gross        Recoverable       Net
                                                   (in millions of U.S. dollars)
   Balance at December 31, 2001                 $    20,728     $   10,327     $   10,401
   Losses and loss expenses incurred                  3,405          1,591          1,814
   Losses and loss expenses paid                     (3,531)        (1,580)        (1,951)
   Foreign exchange revaluation                          59             38             21
                                                ------------    ----------     ----------
   Balance at June 30, 2002                     $    20,661     $  (10,376)    $   10,285
                                                ============    ==========     ==========

The reserve for unpaid losses and loss expenses was relatively unchanged at June 30, 2002, and December 31, 2001, and includes $12.8 billion of case and loss expense reserves. The process of establishing reserves for P&C claims continues to be a complex and imprecise one, requiring the use of informed estimates and judgments. Our estimates and judgments may be revised as claims develop and as additional experience and other data become available and reviewed, as new or improved methodologies are developed or as current laws change. As part of our evaluation process of loss reserves, we engage independent actuarial firms to review the methods and assumptions we use in estimating the unpaid losses and loss expenses. We continually evaluate our estimate of reserves in light of developing information and in light of discussions and negotiations with our insureds. While we believe that our reserve for unpaid losses and loss expenses at June 30, 2002 is adequate, future developments may result in ultimate losses and loss expenses significantly greater or less than the reserve provided.

Reinsurance

One of the ways we manage our loss exposure is through the use of reinsurance. While reinsurance arrangements are designed to limit our losses from large exposures and to permit recovery of a portion of direct unpaid losses, reinsurance does not relieve us of our liability to our insureds. Accordingly, our loss reserves represent total gross losses, and reinsurance recoverable represents anticipated recoveries of a portion of those unpaid losses as well as amounts recoverable from reinsurers with respect to claims, which we have already paid. The table below presents our net reinsurance recoverable at June 30, 2002 and December 31, 2001.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)


                                                                        June 30,         December 31,
                                                                          2002               2001
                                                                     ---------------    ---------------
                                                                       (in millions of U.S. dollars)
      Net Reinsurance Recoverable
      Reinsurance recoverable on paid losses and loss expenses        $     1,253         $    1,066
      Reinsurance recoverable on future policy benefits                         7                  5
      Reinsurance recoverable on unpaid losses and loss expenses           11,174             11,116
                                                                      -----------         ------------
      Total reinsurance recoverable                                        12,434             12,187
      Bad debt provision                                                     (797)              (789)
                                                                      -----------         ------------
      Net reinsurance recoverable                                     $    11,637         $   11,398
                                                                      ===========         ============

We evaluate the financial condition of our reinsurers and potential reinsurers on a regular basis and also monitor concentrations of credit risk with reinsurers. The provision for unrecoverable reinsurance is required principally due to the failure of reinsurers to indemnify us, primarily because of disputes under reinsurance contracts and insolvencies. Reinsurance disputes continue to be significant, particularly on larger and more complex claims, including those related to asbestos and environmental pollution. Provisions have been established for amounts estimated to be uncollectible.

Following is a breakdown of our reinsurance recoverable on paid losses at June 30, 2002:

          Category            Amount      Bad Debt Provision and %
       ----------------------------------------------------------------
                                              (in millions of U.S.
                                                    dollars)

           Current            $     717      $     33        4.6%
           Other                    536           349       65.1
                              -----------    ----------   ---------
          Total               $   1,253      $    382       30.5%
                              ===========    ==========   =========

The current category represents amounts in process of collection in the normal course of business, for which we have no indication of dispute or credit issues. We provide bad debt provisions based primarily on the application of historical loss experience to credit categories and historical dispute statistics.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)

The other category includes amounts recoverable that are in dispute, or are from companies, who are in supervision, rehabilitation or liquidation. Our estimation of this provision considers the credit quality of the reinsurer, based on independent assessments provided by rating agencies and whether we have received collateral or other credit protections such as letters of credit. In addition, we also consider any information we may have regarding the reinsurers plans to dispute amounts recoverable and make judgments based on our knowledge and experience regarding the specific items in dispute.

The following tables provide a listing of our largest reinsurers with the first category representing the top 10 and the second category representing the next 20 in terms of the levels of reinsurance recoverable. Our bad debt provision in the first two categories is principally based on an analysis of the credit quality of the reinsurer, and collateral balances. The third category includes amounts due from over 2,500 companies each having balances of less than $20 million. The next category, mandatory pools and government agencies, are amounts backed by the Government. Insurance companies are required by law to participate. We have assumed no bad debts or disputed amounts for this category. Structured settlements are annuities purchased from life insurance companies to settle workers compensation claims. These amounts are assigned principally to large, highly rated life insurance companies. Since we retain the ultimate liability in the event that the assigned company fails to pay, we reflect the amount as a liability and a recoverable for GAAP purposes. These amounts are not subject to dispute and we establish our bad debt provision based on the credit quality of the life insurers, as assessed by rating agencies. The next category, captives, are companies established by our insurance clients to assume a significant portion of their direct insurance risk from us (i.e. they are structured to allow clients to self-insure a portion of their own risk). It is our policy to obtain collateral equal to expected losses. Our final category, other, includes amounts recoverable that are in dispute, or are from companies that are in supervision, rehabilitation, or liquidation. This category of our recoverables is analyzed very carefully. We establish our bad debt provision for these categories based on a case by case analysis of individual situations, including credit and collateral analysis and consideration of our collection experience in similar situations. Another consideration we make in establishing our bad debt provision relates to the reinsurance protection purchased from National Indemnity Company (NICO) in the Westchester Specialty and CIGNA P&C acquisitions. In both instances, the coverage provides reimbursement for amounts uncollectible from reinsurers. The remaining limits under these contracts are available for both future loss reserve development and uncollectible recoverables.

    Breakdown of Reinsurance                                    Bad Debt
         Recoverable                          December 31    Provision and %
    ----------------------                    -----------   -----------------
                                                 2001
    Categories
    Top 10 reinsurers                         $   5,835     $   51      0.9%
    Next 20 reinsurers                            1,054         32      3.0
    Individual balances less than $20 million     1,860        194     10.4
    Mandatory pools and government agencies         903          -      0.0
    Structured settlements                          682          3      0.5
    Captives                                        924          -      0.0
    Other                                           929        509     54.8
                                               ---------    -------   -------
    Total                                     $  12,187     $  789      6.5%
                                               =========    =======   =======

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)

        Top 10 Reinsurers             Next 20 Reinsurers
        -----------------             ------------------
     AXA                        AIG                  Markel
     Berkshire Group            CNA Group            Overseas Partners
     Employers Re               Eagle Star Re        PMA Reins Corp
     Equitas                    Eureko BV            QBE
     Hannover Re                Everest Rein Co      Renaissance Reins. Ltd.
     Lloyd's                    Fairfax Holdings     Royal & Sun Alliance Ins.
     Munich Re                  Gerling Global       Scan Re
     Swiss Re                   Hartford             SCOR
     XL Capital                 IRB - Brasil Re      St. Paul
     Zurich Ins. Corp           Liberty Mutual       TOA

Asbestos and Environmental Claims

Included in our liabilities for losses and loss expenses are liabilities for asbestos, environmental and latent injury damage claims and expenses, that are referred to as A&E. These claims are principally related to claims arising from remediation costs associated with hazardous waste sites and bodily injury claims related to asbestos products and environmental hazards. These amounts include provision for both reported and IBNR claims. The table below presents loss reserve details for A&E exposures at June 30, 2002 and December 31, 2001:

                                           June 30, 2002                            December 31, 2001

                                     Gross                 Net                 Gross                 Net
                               ----------------     ----------------      ---------------      ---------------
                                                         (in millions of U.S. dollars)
    Asbestos                    $     1,129          $       115             $     1,119           $      149
    Environmental and Other             961                  372                   1,089                  452
                                ------------         ------------            ------------          -----------
    Total                       $     2,090          $       487             $     2,208           $      601
                                ============         ============            ============          ===========

Survival ratios attempt to measure the adequacy of A&E loss reserves by taking the current ending loss reserve and dividing by the average annual claim payments for the prior three years. We believe this is a very simplistic measure of a very complicated issue. However, we understand this ratio is used as a means to compare companies with A&E exposures. Thus, if we average our last 3 years of A&E claim payments and expect payments to continue at the same pace, our survival ratio is 7.8 years. Using the 2001 calendar year payments, our survival ratio is 9.1 years. These ratios take into account the remaining coverage under the NICO reinsurance contract. More information relating to our asbestos exposure including our asbestos reserving process follows.

Background

Our exposure to asbestos principally arises out of liabilities acquired when we purchased the P&C business of CIGNA in 1999 and when we purchased Westchester Specialty from Talegen in 1998. While we certainly have other insurance operations, exposure to asbestos liabilities are concentrated in these two areas of our business. Of these two areas of business, the larger exposure is contained within the liabilities acquired from the CIGNA acquisition. These liabilities reside in the various subsidiaries of Brandywine Holdings ("Brandywine"), which was created in 1995 by the restructuring of ACE INA's domestic operations into separate ongoing and run-off operations.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)

As part of the acquisition of the CIGNA P&C business, NICO provided reinsurance protection against adverse development for the aggregate liabilities of Brandywine, including environmental and asbestos liabilities. As part of the acquisition of the Westchester business, NICO provided $750 million (75% quota share of $1 billion) of reinsurance protection for adverse development for all losses occurring prior to 1997.

As of June 30, 2002 the remaining limit in the NICO reinsurance cover protecting Brandywine is $533 million. ACE Bermuda has a 10 percent retrocession from NICO that would equate to a $53.3 million participation in the remaining limits. As of June 30, 2002 the remaining limit in the NICO reinsurance cover protecting Westchester was approximately $600 million.

Paying for the unimpaired

A large majority of current asbestos cases are dominated by claimants who are not physically sick by any accepted medical standard. Reports of pending claims by two major asbestos manufacturers in 2001 indicate that at least two-thirds are for harmless conditions with no evidence of impairment.
Court decisions and legislation have begun to recognize the unfairness of the situation and the strain it puts on resources available to compensate truly impaired claimants. For instance, the federal judge presiding over all federal asbestos cases has dismissed any and all claims that do not have an actual medical diagnosis of any asbestos-related disease. In addition, states such as Massachusetts, Maryland and Pennsylvania defer unimpaired claims until actual injury is demonstrated. New York, Ohio, Indiana and Texas are considering similar approaches to address the unimpaired problem.

Traditional tort common law prohibits compensation for emotional injuries without proof of objective manifestation of the injury. To date, unimpaired claimants have tended to receive compensation as part of large settlement pools where unimpaired claimants are packaged by plaintiffs' lawyers along with seriously injured claimants whose presence in the pool yields heightened compensation for the entire pool. We believe that a high level of concern by (1) a judiciary facing dockets swamped with asbestos claims;
(2) some prominent plaintiffs' lawyers worrying about fair compensation for the truly injured who are becoming a diminishing percentage of all asbestos claims, and, (3) defendants with peripheral contact to asbestos facing financial ruin, will force unimpaired claimants to prove injury under traditional common law standards. In addition, we believe that many unimpaired claimants who cannot meet the traditional evidentiary standard will ultimately be removed from the judicial system until there is objective proof of onset of actual disease.

Peripheral and unidentified asbestos defendants

The inability of the tort system to manage and resolve asbestos cases fairly has resulted in an alarming number of bankruptcies, nearly 60 at last count. Bankruptcy courts may provide a rational and workable claim administration facility for many asbestos defendants overwhelmed with claims, the majority of which are filed on behalf of unimpaired claimants. When the most culpable asbestos defendants file for bankruptcy, the remaining defendants become targets. Since the bankruptcy process may eliminate the defendants with the highest percentage of asbestos- related liability, claimants proceed against the peripheral co-defendants to force them to pick up the bankrupt shares.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)

The issue for the co-defendants is whether the applicable state law makes them liable on a joint and several basis for the entire claim, including the bankrupt shares. Most states have enacted laws limiting at least some of the financial exposure for marginally responsible parties to the percentage of fault actually assigned those parties at trial. And in the context of the Federal Employers' Liability Act, the United States Supreme Court, in the Norfolk & Western Railway v. Ayers case, is considering whether to limit the liability of peripheral defendants as well as compensation for the unimpaired. We believe that a positive ruling from the US Supreme Court in Ayers would help present a road map for other courts in refocusing dollars for the truly impaired claimants to be paid by the defendants based on their actual percentage of liability.

Claimants' lawyers have been looking for new sources of compensation to relieve the pressure on limited resources caused by bankruptcies and unimpaired claims far beyond the original asbestos and building material defendants. A report of the RAND Institute for Civil Justice estimates that over 6,000 different defendants representing peripheral industries such as manufacturers of food and beverage, textiles, paper, glass, iron and steel and durable metal goods have already been sued. In view of the large number of defendants already identified in hugely diverse industries after years of research, we believe that most legitimate defendants with serious asbestos liability have been identified although we are unable to predict the extent to which other peripheral defendants with decreasing degrees of potential liability may be named in future suits. We believe that some claims against peripheral defendants will also be pushed towards trial situations where rules limiting liability for tangential responsibility apply and that the anticipated reduction in the exposure to unimpaired claims will help relieve the pressure to find new defendants.

High profile defendants

We have provided various levels of liability coverage for 48 of the original group of target defendants generally thought to have the most serious asbestos exposure. The status of the 21 policyholders (out of the 48) with the greatest asbestos exposure is as follows: 13 have been resolved by us and the remaining 8 are reserved at or near actual policy limits or limits agreed to with the policyholder. Of the remaining 27 policyholders, 20 are resolved or reserved for ultimate potential exposure at a level we are confident will have little variability. Three of the remaining policyholders are fully reserved based on the law as we believe it is developing and our experience and judgment and there is a possibility (but low probability) of a high level of variability around the potential outcomes. The final four policyholders involve excess policies subject to the resolutions of liability and coverage issues by and with underlying insurers. Additional reserves have been established for target policyholders where exposure exists for potential operations or non-products exposures beyond the product liability limits.

Reserving process

We conduct a reserve review of our asbestos reserves on a quarterly basis. This reserve review includes a detailed individual claim review and analysis of the policies at issue, legal precedents, as well as factual and investigative developments. In the context of our asbestos reviews, many risk factors are considered, including paying for unimpaired claimants and targeting of peripheral defendants. We also consider multiple recoveries by claimants for various defendants; the ability of a claimant to bring a claim in a State in which they have no residency or exposure; the ability of a policyholder to claim the right to non-products coverage; and whether high level excess policies have the potential to be accessed given the policyholders claim trends and liability situation. It should be noted that results in other asbestos cases announced by other carriers may very well have little or no relevance to us because other coverage exposures are highly dependent upon the specific facts of individual coverage and resolution status of disputes among carrier, policyholder and claimants.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)


Based on the policies, the facts, the law and a careful analysis of the impact that these risk factors will likely have on any given account, we estimate the potential liability for indemnity, policyholder defense costs and coverage litigation expense. There are many complex variables (such as variables associated with the issues discussed above) that are considered when estimating the reserves for our inventory of asbestos accounts. The variables involved may directly impact the predicted outcome. Sometimes, the outcomes change dramatically based on a small change in one risk factor related to just one account.

Our current asbestos reserves are based upon an assessment of our policies, legal precedents and investigative facts, and how the various risk factors are likely to be played out as those issues are litigated. If our assessments prove to be somewhat less favorable than believed, we have adequate protection in our NICO cover. Our reserve review process involves a continual evaluation of cases taking into account all currently known information as well as reasonable assumptions related to unknown information. When facts and circumstances change, including the impact of the risk factors, we change our reserves to best reflect our estimate of ultimate reserves. While reserving for these claims is inherently uncertain, we believe that the reserves carried for these claims are adequate based on known facts and current laws. See Note 4 of the Consolidated Financial Statements.


LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity is a measure of a company's ability to generate sufficient cash flows to meet the short-term and long-term cash requirements of its business operations. As a holding company, ACE's assets consist primarily of the investments in its subsidiaries as well as other investments. In addition to net investment income, its cash flows currently depend primarily on dividends or other statutorily permissible payments from its Bermuda-based operating subsidiaries. During the six months ended June 30, 2002, ACE was able to meet all of its obligations, including the payment of dividends declared on its Ordinary Shares and FELINE PRIDES, with its net cash flow and the dividends received. Should the need arise, we have access to the debt markets and other available credit facilities which are discussed below.

There are currently no legal restrictions on the payment of dividends from retained earnings by the Bermuda subsidiaries, as the minimum statutory capital and surplus requirements are satisfied by the share capital and additional paid-in capital of each of the Bermuda subsidiaries. However, the payment of dividends or other statutorily permissible distributions by the Bermuda subsidiaries is subject to the need to maintain shareholders' equity at levels adequate to support the insurance and reinsurance operations. During the six month ended June 30, 2002, ACE Bermuda declared dividends of $195 million. ACE Tempest Re did not declare any dividends during the period. ACE expects that a majority of its cash inflows for the remainder of 2002 will be from its Bermuda subsidiaries. Management assesses which subsidiaries to draw dividends from based on among other things, regulatory and legal restrictions and the subsidiary's financial condition, particularly its ability to provide dividends without compromising its operations.

The payments of dividends from ACE's non-Bermuda based operating subsidiaries are also subject to laws and regulations, which vary by jurisdiction. The payment of any dividends from ACE Global Markets or its subsidiaries would be subject to applicable United Kingdom insurance laws and regulations including those promulgated by the Society of Lloyd's. ACE INA's and ACE Financial Services' U.S. insurance subsidiaries may pay dividends, without prior regulatory approval, only from earned surplus and subject to the maintenance of a minimum capital requirement. ACE INA's international subsidiaries are also subject to various insurance laws and regulations in the countries in which they operate. These laws and regulations include restrictions that limit the amount of dividends that can be paid without prior approval of the insurance regulatory authorities.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)

During the six months ended June 30, 2002, ACE did not receive any dividends from ACE Global Markets, ACE INA or ACE Financial Services nor does ACE expect to receive dividends from these subsidiaries during 2002. Under the Lloyd's accounting model, syndicates in Lloyd's operate each year as an annual venture. Each "year of account" is held open for three years. At the end of three years, the "year of account" purchases reinsurance from the next open year (this purchase is known as "reinsurance to close" or "RITC") and distributes the remaining funds to the investors in the syndicate. ACE Global Markets has historically reinvested these funds in operations, which have expanded each year. ACE INA has issued debt to provide partial financing for the ACE INA Acquisition and for other operating needs. This debt is serviced by dividends paid by ACE INA's insurance subsidiaries to ACE INA as well as other group resources. ACE Financial Services' U.S. insurance subsidiaries are limited in their dividend paying abilities due to their need to maintain their AA and AAA financial strength ratings.

Our consolidated sources of funds consist primarily of net premiums written, net investment income and proceeds from sales and maturities of investments. Funds are used primarily to pay claims, operating expenses and dividends and for the purchase of investments. After satisfying our cash requirements, excess cash flows from these underwriting and investing activities are used to build the investment portfolio and thereby increase future net investment income.

Our insurance and reinsurance operations provide liquidity in that premiums are received in advance, generally substantially in advance, of the time claims are paid. Our consolidated net cash flow from operating activities was $571 million for the six months ended June 30, 2002 compared with $473 million for the six months ended June 30, 2001. Generally cash flows are affected by claim payments which, due to the nature of our operations, may comprise large loss payments on a limited number of claims and therefore can fluctuate significantly from year to year. The irregular timing of these loss payments, for which the source of cash can be from operations, available net credit facilities or routine sales of investments, can create significant variations in cash flows from operations between quarters. Net loss and loss expense payments were $2.0 billion and $1.9 billion for the six months ended June 30, 2002 and 2001, respectively. We believe that we have sufficient liquidity to meet our anticipated cash flow obligations, including those resulting from the September 11th tragedy. During the six months ended June 30, 2002 we made gross claim payments of $426 million with respect to the September 11th tragedy. On a net basis, our payment with respect to this claim was $64 million during the current period and approximately 95 percent of the related recoverable has been collected. Although our ongoing operations continue to generate positive cash flows, our cash flows are currently impacted by a large book of loss reserves from businesses in run-off. The run-off operations generated negative cash flows of $309 million for the six months ended June 30, 2002 compared with negative cash flows of $413 million for the same period last year, primarily due to claim payments. The run-off book of business continues to require cash to meet its liabilities and cash flows are very dependent on the timing of claim settlements.

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

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)

Capital Resources

Capital resources consist of funds deployed or available to be deployed to support our business operations. The following table summarizes the components of our capital resources at June 30, 2002 and December 31, 2001:

                                           June 30            December 31
                                            2002                 2001
                                        --------------     ------------------
                                           (in millions of U.S. dollars)

    Shareholders' equity                $    6,384          $    6,107
    Mezzanine equity                           311                 311
    Trust preferred securities                 675                 875
    Long-term debt                           1,799               1,349
    Short-term debt                            224                 495
                                        ----------          ----------

    Total capitalization                $    9,393          $    9,137
                                        ==========          ==========

    Debt to total capitalization           21.5%               20.2%

We believe our financial strength provides us with the flexibility and capacity to obtain funds externally through debt or equity financing on both a short-term and long-term basis. We have accessed both the debt and equity markets from time to time. Historically, this has primarily been in connection with acquisitions, although we did issue Ordinary Shares in October 2001 to provide additional capital to support growth in our operations. Also, in March 2002 we issued $500 million of senior debt, primarily to repay our short-term debt and for general corporate purposes.
As of June 30, 2002 we had reduced short-term debt by $271 million from the level at December 31, 2001. In addition, $50 million of ACE INA
Subordinated Notes due 2009 was repaid during the quarter. An after tax premium of $7 million was paid to retire the ACE INA Notes. This cost was mostly attributable to the decrease in interest rates since the original note was issued. We expect to continue to reduce our long-term debt over the next several quarters, which may result in additional debt prepayment expense but which will also reduce our interest expense. We will also use
$75 million from the debt proceeds to repay the ACE Financial Services debt which matures in November 2002. Our ability to access the capital markets is dependent on among other things market conditions and our perceived financial strength.

In 1999, ACE RHINOS Trust sold in a private placement, $400 million of Auction Rate Reset Preferred Securities ("Preferred Securities"). The sole assets of the Trust consist of $412 million of Auction Rate Reset
Subordinated Notes Series A ("Subordinated Notes") issued by ACE INA.
Proceeds of an Ordinary Share Offering in September 2000, were used to support our guarantee of the Subordinated Notes. During the quarter ended June 30, 2002 we repaid $200 million in principal amount of Preferred Securities. We will repay the remaining $200 million of these Preferred Securities when they become due during the quarter ending September 30, 2002.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)

In addition, in 1999, we filed a registration statement with the Securities and Exchange Commission ("SEC") utilizing a "shelf" registration process relating to a number of different types of debt and equity securities.
Under this shelf process, we may sell the securities described in the registration statement up to a total offering price of $4 billion. We have utilized the shelf to issue the mezzanine equity, the trust preferred securities, the short-term and long-term debt, as well as the equity offerings of $400 million in 2000 and $1.1 billion in 2001. At June 30, 2002, the amount available under this shelf filing was $127 million. We are in the process of filing another registration statement with the SEC allowing us to sell securities up to a total offering price of $1.5 billion.

Shareholders' Equity

Fully diluted book value per share was $24.21 at June 30, 2002, compared with $23.59 at December 31, 2001, reflecting an increase of 3 percent during the period. Shareholder's equity increased by $277 million during the six months ended June 30, 2002, due primarily to our net income, which was partially offset by dividends declared during the period.

As part of our capital management program, in November 2001, our Board of Directors authorized the repurchase of any ACE issued debt or capital securities including Ordinary Shares, up to $250 million. As of June 30, 2002, this authorization had not been utilized.

On January 11, 2002 and April 12, 2002, we paid dividends of 15 cents per share to shareholders of record on December 31, 2001 and March 29, 2002, respectively. On July 12, 2002 we paid dividends of 17 cents per share to shareholders of record on June 28, 2002. On August 8, 2002, we declared a quarterly dividend of 17 cents per share payable on October 11, 2002 to shareholders of record on September 27, 2002. We have paid dividends each quarter since we became a public company in 1993. However, the declaration, payment and value of future dividends is at the discretion of our Board of Directors and will be dependent upon our profits, financial requirements and other factors, including legal restrictions on the payment of dividends and such other factors as our Board of Directors deems relevant.

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

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)

Contractual Obligations and Commitments

The table below shows our contractual obligations and commitments including our payments due by period:

                                                                             Payments Due By Period
                                                                         (in millions of U.S. dollars)

                                                                           Less                                   After
                                                                           than        1-3          4-5          5 Years
                                                             Total        1 Year       Years        Years
    Short-term debt                                        $    224     $    224     $      -     $      -     $       -
    Long-term debt                                            1,799            -          400          799           600
    Trust preferred securities                                  675          200            -            -           475
                                                            --------     ---------    ---------    ---------    ---------
    Total contractual obligations and commitments          $  2,698     $    424     $    400     $    799     $   1,075
                                                            ========     =========    =========    =========    =========

During the first quarter of 2002, we issued $500 million, five year senior debt, with a coupon rate of 6.0 percent, due April 1, 2007. These senior unsecured notes rank equally with all of our other senior obligations. The agreement governing this senior debt contains a customary limitation on liens as well as customary event of default provisions, which if breached could accelerate the maturity of such senior debt. The proceeds were used for general corporate purposes and to reduce other debt as described in Capital Resources. The notes are not redeemable before maturity and do not have the benefit of any sinking fund.

Following the September 11th tragedy, our ability to access the commercial paper markets was disrupted, partly because certain of our debt ratings were placed on "negative watch". During the fourth quarter of 2001, as an alternative to raising commercial paper, we entered into securities repurchase agreements with various counterparties to raise short-term funds. Under these repurchase agreements, we agreed to sell securities and repurchase them at a date in the future for a predetermined price, thereby creating liquidity. The "negative watches" on our debt ratings were lifted during the first quarter of 2002 and our access to the commercial paper markets was restored. We raised commercial paper and the amounts due to brokers under the repurchase agreements at December 31, 2001 of $395 million were repaid during the first quarter of 2002.

At June 30, 2002, short-term debt consisted of $149 million in commercial paper and the ACE Financial Services $75 million 7.75 percent debentures which mature in November 2002. We have the ability to either repay the debentures or obtain alternative financing in the capital markets upon maturity. We intend to repay the debt using proceeds from the March 2002 debt offering.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)

We continue to have access to substantial liquidity resources. In the event of any future disruption in the commercial paper markets, we have access to our cash resources, our short-term investments and our substantial investment portfolio. We also have the ability to draw down on our existing $1.05 billion of credit facilities. In addition, we have the ability to enter into repurchase agreements to provide liquidity. The covenants of our existing credit facilities limit our borrowing under repurchase agreements to $800 million.

Credit Facilities

In April 2002, we renewed, at substantially the same terms, our $800 million, 364-day revolving credit facility. This facility, together with our $250 million, five-year revolving credit facility, which was last renewed in May 2000, is available for general corporate purposes and each of the facilities may also be used for commercial paper back up. The five-year facility also permits the issuance of letters of credit. In 2000, an amount of $25 million was drawn under the five-year facility. This was repaid in April 2002.

In November 2001, to fulfill the requirements of Lloyd's for open years of account, we renewed and increased a syndicated uncollateralized, five-year letter of credit ("LOC") facility in the amount of (pound)440 million (approximately $673 million). This facility was originally arranged in 1998.

As our Bermuda-based subsidiaries are not admitted insurers and reinsurers in the United States, the terms of certain insurance and reinsurance contracts require them to provide LOCs to clients. ACE Global Markets are required to satisfy certain United States regulatory trust fund requirements which can be met by the issuance of LOCs. In August 2001, we arranged a $450 million unsecured syndicated, one year LOC facility for general business purposes, including the issuance of insurance and reinsurance letters of credit. This facility replaced an LOC facility originally arranged in September 1999 and renewed in September 2000. Usage under this facility was $446 million at June 30, 2002 compared with $373 million at December 31, 2001. In December 2001, we arranged a $500 million secured, syndicated, one year LOC facility for general business purposes, including the issuance of insurance and reinsurance letters of credit. This additional capacity was required to meet the increased requirements for LOCs arising principally from ACE Tempest Re's growing life reinsurance operations and U.S. regulatory trust fund requirements of ACE Global
Markets arising from the September 11th tragedy. Usage under this facility was $130 million at June 30, 2002 and at December 31, 2001. The LOCs issued under both of these facilities are principally used to support unpaid losses and loss expenses already reflected in our balance sheet.

All of the facilities described above require that we maintain certain covenants. These covenants include:

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd.)

(i) a minimum consolidated net worth of $3.6 billion plus 25 percent of cumulative net income since March 31, 2000 and;

(ii) a maximum debt to total capitalization ratio of 0.35 to 1. Under this covenant, debt does not include trust preferred securities or mezzanine equity except where the ratio of the sum of trust preferred securities and mezzanine equity to total capitalization is greater than 15 percent. In this circumstance, the surplus greater than 15 percent would be included in the debt to total capitalization ratio.

Our failure to comply with the covenants under any credit facility would (subject to grace periods in the case of certain covenants) result in an event of default and we could be required to repay any outstanding borrowings (or to cash collateralize letters of credit) under such facility. An event of default under one or more credit facilities with outstanding credit extensions of $25 million or more would result in an event of default under all of the facilities described above.

At June 30, 2002, the minimum consolidated net worth requirement under the covenant was $3.9 billion and our actual consolidated net worth as calculated under the covenant was $6.2 billion and our ratio of debt to total capitalization was 0.215 to 1.

ACE Tempest Re also maintained an uncollateralized, syndicated revolving credit facility in the amount of $72.5 million, which was guaranteed by us. This facility expired in February of 2002 and was not renewed. No amounts had been drawn on this facility.

At June 30, 2002, ACE Guaranty Re Inc. was party to a credit facility which provides up to $150 million specifically designed to provide rating agency qualified capital to further support ACE Guaranty Re Inc.'s claims-paying resources. In 2001, the facility's expiry date was extended to October 2008. ACE Guaranty Re Inc. has not borrowed under this credit facility.

We provide funds at Lloyd's, primarily in the form of letters of credit, to support underwriting capacity for Lloyd's syndicate 2488 managed by Lloyd's managing agencies that we own. Syndicate 2488 has a 2002 capacity of (pound)900 million. We also maintain various other LOC facilities; both collateralized and uncollateralized, for general corporate purposes. At June 30, 2002, the aggregate availability under these facilities was $521 million and usage was $396 million.

More information regarding our contractual obligations, commitments and credit facilities can be found in our consolidated financial statements, and related notes and Management's Discussion and Analysis of Results of Operations and Financial Condition included in our Annual Report on Form 10-K for the year ended December 31, 2001.

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

Our exposure to interest rate risk is concentrated in our investment portfolio, and to a lesser extent, our debt obligations. A hypothetical adverse parallel shift in the yield curve of 100 basis points would have resulted in a decrease in total return of 3.1 percent on our fixed income portfolio at June 30, 2002 compared with 3.2 percent at December 31, 2001. This equates to a decrease in market value of approximately $442 million on a fixed income portfolio valued at $14.6 billion at June 30, 2002, and $452 million on a fixed income portfolio valued at $14.2 billion at December 31, 2001. An immediate time horizon was used as this presents the worst case scenario.

Our portfolio of equity securities, which we carry on our balance sheet at fair value, has exposure to price risk. This risk is defined as the potential loss in fair value resulting from adverse changes in stock prices. In addition, we attain exposure to the equity markets through the use of derivative instruments which also have exposure to price risk. Our U.S. equity exposure in the portfolio is highly correlated with the Standard and Poor's 500 index and changes in this index would approximate the impact on our portfolio. Our international equity portfolio has exposure to a broad range of non-U.S. equity markets, primarily in those countries where we have insurance operations. These portfolios are correlated to movement in each country's broad equity market. The combined equity exposure through both our equity portfolio and derivative instruments was valued at $1 billion at June 30, 2002. A hypothetical 10 percent decline in the price of each stock in these portfolios and the index correlated to the derivative instruments would have resulted in a $100 million decline in fair value. Changes in fair value of these derivative instruments are recorded as realized gains or losses in the consolidated statements of operations. Changes in the fair value of our equity portfolio are recorded as unrealized appreciation (depreciation) and are included as other comprehensive income in shareholders' equity.

Our exposure to foreign exchange risk is concentrated in our net invested assets denominated in foreign currencies. Our international operations use cash flows to purchase these investments to hedge insurance reserves and other liabilities denominated in the same currencies. At June 30, 2002, our net asset exposure to foreign currencies was not material.

DERIVATIVES

As of January 1, 2001, we adopted FAS 133 which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. FAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value, cash flow or foreign currency hedge. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. Upon initial application of FAS 133, hedging relationships must be designated anew and documented pursuant to the provisions of this statement. As of June 30, 2002, we had no derivatives that were designated as hedges.

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

Certain products (principally credit protection oriented) issued by ACE Financial Services have been determined to meet the definition of a derivative under FAS 133. These products consist primarily of credit default swaps, index-based instruments and certain financial guarantee coverages. Effective January 1, 2001, we record these products at their fair values, which are determined principally through obtaining quotes from independent dealers and counterparties.

During the first quarter of 2001 we recorded an expense related to the cumulative effect of adopting this standard of $23 million, net of income tax of $12 million. During the six months ended June 30, 2002, we have recorded in net realized gains (losses) on investments, a pretax loss of $46 million to reflect the change in the fair value of derivatives. The level of gains and losses resulting from changes in the fair value of derivatives on a prospective basis is dependent upon a number of factors including changes in interest rates, credit spreads and other market factors. Our involvement with derivative instruments and transactions is primarily to offer protection to others or to mitigate our own risk and is not considered speculative in nature.

NEW ACCOUNTING PRONOUNCEMENT

In June 2001, FASB issued FAS 142 "Goodwill and Other Tangible Assets". FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. As required, we adopted FAS 142 on January 1, 2002, and ceased amortizing goodwill at that time. All goodwill recognized in our consolidated balance sheet at January 1, 2002 was assigned to one or more reporting units. FAS 142 requires that goodwill in each reporting unit be tested for impairment by June 30, 2002. Any impairment loss recognized as a result of a transitional impairment test of goodwill should be reported as the cumulative effect of a change in accounting principle. Management has determined there was no impairment in goodwill as a result of the test.

                                ACE LIMITED
                         PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Our insurance subsidiaries are subject to claims litigation involving disputed interpretations of policy coverages and in some jurisdictions, direct actions by allegedly injured persons seeking damages from policyholders. These lawsuits involving claims on policies issued by our subsidiaries which are typical to the insurance industry in general and in the normal course of business, are considered in our loss and loss expense reserves which are discussed in the property and casualty loss reserves discussion. In addition to claims litigation, we and our subsidiaries are subject to lawsuits and regulatory actions in the normal course of business that do not arise from or directly relate to claims on insurance policies. This category of business litigation typically involves, inter alia, allegations of underwriting errors or misconduct, employment claims, regulatory activity or disputes arising from our business ventures. While the outcomes of the business litigation involving us cannot be predicted with certainty at this point, we are disputing and will continue to dispute allegations against us that are without merit and believe that the ultimate outcomes of matters in this category of business litigation will not have a material adverse effect on our financial condition, future operating results or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

1.       The Annual General Meeting was held on May 16, 2002.

2.       The following matters were voted on at the Annual General Meeting:

         a)  The following directors were elected.

                                                  Shares with     Shares with
                                  Term Expiring  Votes in Favor  Votes Withheld

            Dominic J. Frederico      2005         229,034,301      1,744,217
            Donald Kramer             2005         229,088,811      1,689,707
            John A. Krol              2005         229,073,397      1,705,121
            Robert G. Mendoza         2005         229,085,808      1,692,710
            Walter A. Scott           2005         229,089,113      1,689,405

         The number of shares obstained and the number of broker non-votes was nil.

b) The appointment of PricewaterhouseCoopers LLP as independent accountants for the Company for the year ended December 31, 2002 was ratified and approved.

           The holders of 226,778,023 shares voted in favor, 3,237,484 shares voted against and 763,011 shares abstained. There were no broker non-votes.

ITEM 5.  OTHER INFORMATION

1. On May 16, 2002, the Company declared a quarterly dividend of $0.17 per Ordinary Share payable on July 12, 2002 to shareholders of record on June 28, 2002.

2. On August 8, 2002, the Company declared a quarterly dividend of $0.17 per Ordinary Share payable on October 11, 2002 to shareholders of record on September 27, 2002.

3. On August 8, 2002, the Company announced that Evan Greenberg has been appointed to its Board of Directors, effective immediately. Evan Greenberg joined ACE as Vice Chairman of ACE Limited and CEO of ACE Tempest Re in November 2001. In February 2002, he also assumed responsibility for all of ACE's international insurance operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

1.       Exhibits

10.1 Second Amendment and Restatement dated as of April 5, 2002, amending the credit agreement dated as of May 8, 2000, among ACE Limited, certain subsidiaries, various lenders and J.P. Morgan Securities Inc.

10.2 Third Amendment dated as of April 5, 2002, amending the Amended and Restated Five Year Credit Agreement dated as of May 8, 2000, and as amended October 23, 2000 among ACE Limited, certain subsidiaries, various lenders and JP Morgan Chase Bank (formerly known as Morgan Guaranty Trust Company of New York).

10.3     Second Amendment dated as of April 5, 2002, amending the
         Reimbursement agreement dated as of August 24, 2001 and as amended October 23, 2001 among ACE Limited, certain subsidiaries, various lenders and Wachovia Bank, National Association (formerly known as First Union National Bank).

10.4 * The ACE Limited 1995 Outside Directors Plan (As amended through the fifth amendment)



* Management Contract or Compensation Plan

2.   There were no reports on Form 8K filed during the quarter.

                                ACE LIMITED
                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                      ACE LIMITED
                                      -----------------------------------------





   August 13, 2002                         /s/ Brian Duperreault
                                      -----------------------------------------
                                               Brian Duperreault
                                               Chairman and Chief
                                               Executive Officer





   August 13, 2002                         /s/ Phillip V. Bancroft
                                      -----------------------------------------
                                               Phillip V. Bancroft
                                               Chief Financial Officer

                                ACE LIMITED

                               EXHIBIT INDEX


Exhibit                    Description                                Numbered
Number                                                                Page

1.         Exhibits

10.1 Second Amendment and Restatement dated as of April 5, 2002, amending the credit agreement dated as of May 8, 2000, among ACE Limited, certain subsidiaries, various lenders and J.P. Morgan Securities Inc.


10.2 Third Amendment dated as of April 5, 2002, amending the Amended and Restated Five Year Credit Agreement dated as of May 8, 2000, and as amended October 23, 2000 among ACE Limited, certain subsidiaries, various lenders and JP Morgan Chase Bank, formerly known as Morgan Guaranty Trust Company of New York.

10.3 Second Amendment dated as of April 5, 2002, amending the Reimbursement agreement dated as of August 24, 2001 and as amended October 23, 2001 among ACE Limited, certain subsidiaries, various lenders and Wachovia Bank, National Association (formerly known as First Union National Bank).

10.4 The ACE Limited 1995 Outside Directors Plan (As amended through the fifth amendment)*

         * Management Contract or Compensation Plan