Form 10-Q
period 2002-09-30
ACE LTD
filed 2002-11-14
CIK 896159

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly Period Ended September 30, 2002

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


                  YES      X                 NO
                         -----            -------


The number of registrant's Ordinary Shares ($0.041666667 par value) outstanding as of November 8, 2002 was 262,650,978.

                                       ACE LIMITED

                                   INDEX TO FORM 10-Q




Part I.  FINANCIAL INFORMATION                                                  Page No.
------------------------------                                                  --------
Item 1.  Financial Statements:

         Consolidated Balance Sheets
                 September 30, 2002 (Unaudited) and December 31, 2001              3

         Consolidated Statements of Operations (Unaudited)
                 Three and Nine Months Ended September 30, 2002 and 2001           4

         Consolidated Statements of Shareholders' Equity (Unaudited)
                 Nine Months Ended September 30, 2002 and 2001                     5

         Consolidated Statements of Comprehensive Income (Unaudited)
                 Nine Months Ended September 30, 2002 and 2001                     7

         Consolidated Statements of Cash Flows (Unaudited)
                 Nine Months Ended September 30, 2002 and 2001                     8

         Notes to Interim Consolidated Financial Statements (Unaudited)            9

Item 2.  Management's Discussion and Analysis of Results of Operations and
                 Financial Condition                                              31

Item 3.  Quantitative and Qualitative Disclosures about Market Risk               67

Item 4.  Controls and Procedures                                                  68



Part II.  OTHER INFORMATION
---------------------------
Item 1.  Legal Proceedings                                                        69

Item 6.  Exhibits and Reports on Form 8-K                                         69




ITEM 1. Financial Statements
----------------------------
                                              ACE LIMITED AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS

                                                                                  September 30            December 31
                                                                                      2002                    2001
                                                                                 --------------          -------------
                                                                                 (Unaudited)
                                                                                     (in thousands of U.S. dollars,
                                                                                    except share and per share data)

Assets
Investments and cash
  Fixed maturities available for sale, at fair value (amortized cost -
    $12,991,777 and $12,794,444)                                                  $ 13,504,458           $  13,000,165
  Equity securities, at fair value (cost - $560,583 and $516,028)                      401,142                 467,566
  Securities on loan, at fair value (amortized cost - $518,177 and $0)                 532,876                       -
  Short-term investments, at fair value                                              2,004,144               1,205,795
  Other investments (cost - $619,077 and $569,045)                                     645,164                 591,006
  Cash                                                                                 649,774                 671,381
                                                                                  -------------          --------------
        Total investments and cash                                                  17,737,558              15,935,913

Accrued investment income                                                              212,342                 213,821
Insurance and reinsurance balances receivable                                        3,208,065               2,521,562
Accounts and notes receivable                                                          240,088                 242,724
Reinsurance recoverable                                                             11,889,368              11,398,446
Deferred policy acquisition costs                                                      823,374                 679,281
Prepaid reinsurance premiums                                                         1,646,301               1,222,795
Goodwill                                                                             2,716,860               2,772,094
Deferred tax assets                                                                  1,151,937               1,250,835
Other assets                                                                         1,203,892                 949,293
                                                                                  -------------          --------------
        Total assets                                                              $ 40,829,785           $  37,186,764
                                                                                  =============          ==============
Liabilities
Unpaid losses and loss expenses                                                   $ 21,641,231           $  20,728,122
Future policy benefits for life and annuity contracts                                  419,041                 382,730
Unearned premiums                                                                    5,525,634               3,853,429
Premiums received in advance                                                            44,585                  57,486
Insurance and reinsurance balances payable                                           1,826,319               1,418,001
Contract holder deposit funds                                                           93,136                 101,187
Securities lending collateral                                                          546,385                       -
Accounts payable, accrued expenses and other liabilities                             1,483,048               1,466,127
Dividends payable                                                                       47,689                  42,044
Short-term debt                                                                        220,280                 495,408
Long-term debt                                                                       1,748,869               1,349,473
Trust preferred securities                                                             475,000                 875,000
                                                                                  -------------          --------------
         Total liabilities                                                          34,071,217              30,769,007
                                                                                  -------------          --------------
Commitments and contingencies

Mezzanine equity                                                                       311,050                 311,050
                                                                                  -------------          --------------
Shareholders' equity
Ordinary Shares ($0.041666667 par value, 500,000,000 shares authorized;
  262,495,210 and 259,861,205 shares issued and outstanding)                            10,937                  10,828
Additional paid-in capital                                                           3,780,132               3,710,698
Unearned stock grant compensation                                                      (47,390)                (37,994)
Retained earnings                                                                    2,419,034               2,321,576
Deferred compensation obligation                                                        18,630                  16,497
Accumulated other comprehensive income                                                 284,805                 101,599
Ordinary Shares issued to employee trust                                               (18,630)                (16,497)
                                                                                  -------------          --------------
         Total shareholders' equity                                                  6,447,518               6,106,707
                                                                                  -------------          --------------
         Total liabilities, mezzanine equity and shareholders' equity             $ 40,829,785           $  37,186,764
                                                                                  =============          ==============


                         See accompanying notes to the interim consolidated financial statements





                                                  ACE LIMITED AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                 For the three and nine months ended September 30, 2002 and 2001
                                                           (Unaudited)

                                                          Three Months Ended                       Nine Months Ended
                                                             September 30                            September 30
                                                         2002             2001                  2002              2001
                                                    -------------    -------------         --------------    -------------
                                                            (in thousands of U.S. dollars, except per share data)

 Revenues
   Gross premiums written
     Property and casualty premiums                 $  3,470,196     $  2,470,195          $   9,460,386     $  7,403,515
     Life and annuity premiums                            58,529           32,176                115,440           63,155
                                                    -------------    -------------         --------------    -------------
                                                       3,528,725        2,502,371              9,575,826        7,466,670
   Reinsurance premiums ceded                         (1,305,938)      (1,197,304)            (3,491,633)      (2,955,840)
   Net premiums written                             -------------    -------------         --------------    -------------
     Property and casualty premiums                    2,165,939        1,272,891              5,972,395        4,447,675
     Life and annuity premiums                            56,848           32,176                111,798           63,155
                                                    -------------    -------------         --------------    -------------
                                                       2,222,787        1,305,067              6,084,193        4,510,830
   Change in unearned premiums                          (297,208)          94,362             (1,223,098)        (357,098)
   Net premiums earned                              -------------    -------------         --------------    -------------
     Property and casualty premiums                    1,868,731        1,367,253              4,749,526        4,090,577
     Life and annuity premiums                            56,848           32,176                111,569           63,155
                                                    -------------    -------------         --------------    -------------
                                                       1,925,579        1,399,429              4,861,095        4,153,732
   Net investment income                                 199,740          192,909                600,679          593,606
   Other income (expense)              `                 (14,032)          (1,858)               (21,301)             827
   Net realized losses on investments                   (235,282)         (58,843)              (400,884)         (62,654)
                                                    -------------    -------------         --------------    -------------
     Total revenues                                    1,876,005        1,531,637              5,039,589        4,685,511
                                                    -------------    -------------         --------------    -------------
Expenses
   Losses and loss expenses                            1,327,792        1,541,627              3,141,886        3,447,761
   Life and annuity benefits                              59,697           29,706                106,004           58,511
   Policy acquisition costs                              253,013          204,666                685,016          558,996
   Administrative expenses                               250,668          205,531                677,597          608,615
   Interest expense                                       48,679           49,130                146,633          153,094
   Amortization of goodwill                                    -           19,912                      -           59,664
                                                    -------------    -------------         --------------    -------------
     Total expenses                                    1,939,849        2,050,572              4,757,136        4,886,641
                                                    -------------    -------------         --------------    -------------
Income (loss) before income tax and cumulative
   effect of adopting a new accounting standard          (63,844)        (518,935)               282,453         (201,130)
Income tax expense (benefit)                              (7,334)         (76,345)                37,258          (31,121)
Income (loss) before cumulative effect of adopting  -------------    -------------         --------------    -------------
   a new accounting standard                             (56,510)        (442,590)               245,195         (170,009)
Cumulative effect of adopting a new accounting
   standard (net of income tax)                                -                -                      -          (22,670)
                                                    -------------    -------------         --------------    -------------
Net income (loss)                                   $    (56,510)    $   (442,590)         $     245,195     $   (192,679)
                                                    =============    =============         ==============    =============
Basic earnings (loss) per share before cumulative
   effect of adopting a new accounting standard     $      (0.24)    $      (1.95)         $        0.87     $      (0.82)
                                                    =============    =============         ==============    =============
Basic earnings (loss) per share                     $      (0.24)    $      (1.95)         $        0.87     $      (0.92)
                                                    =============    =============         ==============    =============
Diluted earnings (loss) per share before cumulative
   effect of adopting a new accounting standard     $      (0.24)    $      (1.95)         $        0.84     $      (0.82)
                                                    =============    =============         ==============    =============
Diluted earnings (loss) per share                   $      (0.24)    $      (1.95)         $        0.84     $      (0.92)
                                                    =============    =============         ==============    =============


                             See accompanying notes to the interim consolidated financial statements


                                                                4

                           ACE LIMITED AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              For the nine months ended September 30, 2002 and 2001
                                   (Unaudited)

                                                    2002             2001
                                                ------------     ------------
                                                (in thousands of U.S. dollars)
Ordinary Shares
  Balance - beginning of period                 $     10,828     $      9,681
  Shares issued                                           36                8
  Exercise of stock options                               81               41
  Issued under Employee Stock Purchase
    Plan (ESPP)                                           10                9
  Cancellation of Shares                                 (18)             (24)
  Repurchase of Shares                                     -             (282)
                                                -------------    -------------
    Balance - end of period                           10,937            9,433
                                                -------------    -------------

Additional paid-in capital
  Balance - beginning of period                    3,710,698        2,637,085
  Ordinary Shares issued                              36,509            3,206
  Exercise of stock options                           40,642           19,729
  Ordinary Shares issued under ESPP                    7,462            7,054
  Cancellation of Ordinary Shares                    (15,179)         (15,145)
  Repurchase of Ordinary Shares                            -          (76,849)
                                                -------------    -------------
    Balance - end of period                        3,780,132        2,575,080
                                                -------------    -------------

Unearned stock grant compensation
  Balance - beginning of period                      (37,994)         (29,642)
  Stock grants awarded                               (39,106)         (18,503)
  Stock grants forfeited                               7,830              813
  Amortization                                        21,880            7,203
                                                -------------    -------------
    Balance - end of period                          (47,390)         (40,129)
                                                -------------    -------------

Retained earnings
  Balance - beginning of period                    2,321,576        2,733,633
  Net income (loss)                                  245,195         (192,679)
  Dividends declared on Ordinary Shares             (128,491)         (98,756)
  Dividends declared on FELINE PRIDES                (19,246)         (19,179)
  Repurchase of Ordinary Shares                            -         (102,315)
                                                -------------    -------------
    Balance - end of period                        2,419,034        2,320,704
                                                -------------    -------------
Deferred compensation obligation
  Balance - beginning of period                       16,497           14,597
  Net increase to obligation                           2,133            1,900
                                                -------------    -------------
    Balance - end of period                     $     18,630     $     16,497
                                                -------------    -------------




  See accompanying notes to the interim consolidated financial statements

                         ACE LIMITED AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (cont'd.)
             For the nine months ended September 30, 2002 and 2001
                                  (Unaudited)

                                                   2002              2001
                                               ------------      ------------
                                               (in thousands of U.S. dollars)

Accumulated other comprehensive income
   Net unrealized appreciation
    (depreciation) on investments
   Balance - beginning of period               $   136,916       $  102,335
   Change in period, net of income tax             182,553           84,629
                                               ------------      -----------
     Balance - end of period                       319,469          186,964
                                               ------------      -----------

   Cumulative translation adjustments
   Balance - beginning of period                   (35,317)         (32,881)
   Change in period, net of income tax                 653           (1,391)
                                               ------------      -----------
     Balance - end of period                       (34,664)         (34,272)
                                               ------------      -----------
   Accumulated other comprehensive income          284,805          152,692
                                               ------------      -----------

Ordinary Shares issued to employee trust
   Balance - beginning of period                   (16,497)         (14,597)
   Net increases in Ordinary Shares                 (2,133)          (1,900)
                                               ------------      -----------
     Balance - end of period                       (18,630)         (16,497)
                                               ------------      -----------

Total shareholders' equity                     $ 6,447,518       $5,017,780
                                               ============      ===========





  See accompanying notes to the interim consolidated financial statements

                         ACE LIMITED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
             For the nine months ended September 30, 2002 and 2001
                                  (Unaudited)

                                                     2002             2001
                                                 ------------     ------------
                                                 (in thousands of U.S. dollars)

Net income (loss)                                 $  245,195      $  (192,679)

Other comprehensive income (loss)
Net unrealized appreciation (depreciation)
  on investments
  Unrealized appreciation (depreciation)
    on investments                                   227,651          137,718
  Less: reclassification adjustment for
    net realized (gains) losses
    included in net income                            42,654          (15,334)
                                                  -----------     ------------
                                                     270,305          122,384

Cumulative translation adjustments                     4,150           (6,297)
                                                  -----------     ------------

Other comprehensive income, before
  income tax                                         274,455          116,087
Income tax expense related to other
  comprehensive income items                         (91,248)         (32,849)
                                                  -----------     ------------
Other comprehensive income                           183,207           83,238
                                                  -----------     ------------

Comprehensive income (loss)                       $  428,402      $  (109,441)
                                                  ===========     ============




  See accompanying notes to the interim consolidated financial statements



                                       ACE LIMITED AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                           For the nine months ended September 30, 2002 and 2001
                                                (Unaudited)

                                                                        2002               2001
                                                                   -------------      -------------
                                                                   (in thousands of U.S. dollars)

Cash flows from operating activities
Net income (loss)                                                  $    245,195       $    (192,679)
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Unpaid losses and loss expenses, net of reinsurance
    recoverable                                                         377,390             750,610
  Future policy benefits for life and annuity contracts                  34,238              56,732
  Unearned premiums                                                   1,639,827             753,329
  Prepaid reinsurance premiums                                         (423,506)           (376,271)
  Deferred income taxes                                                   9,089             (69,604)
  Net realized losses on investments                                    400,884              62,654
  Amortization of premium/discounts on fixed maturities                  28,364              (5,166)
  Deferred policy acquisition costs                                    (135,932)           (115,426)
  Insurance and reinsurance balances receivable                        (670,472)           (375,967)
  Premiums received in advance                                          (12,901)             (5,143)
  Insurance and reinsurance balances payable                            411,633             244,558
  Accounts payable, accrued expenses and other liabilities              (88,061)             92,028
  Other                                                                (223,841)             59,333
  Cumulative effect of adopting a new accounting standard                     -              22,670
  Amortization of goodwill                                                    -              59,664
                                                                   -------------      --------------
    Net cash flows from operating activities                       $  1,591,907       $     961,322
                                                                   -------------      --------------

Cash flows from investing activities
  Purchases of fixed maturities                                     (12,751,573)        (10,914,332)
  Purchases of equity securities                                       (154,835)           (158,103)
  Sales of fixed maturities                                          11,468,572          10,371,634
  Sales of equity securities                                            110,377             153,871
  Maturities of fixed maturities                                        249,426              39,190
  Net realized losses on financial futures contracts                   (117,580)            (44,060)
  Acquisition of subsidiary, net of cash acquired                        54,380                   -
  Other                                                                (102,411)            (83,821)
                                                                   -------------      --------------
    Net cash used for investing activities                         $ (1,243,644)      $    (635,621)
                                                                   -------------      --------------

Cash flows from financing activities
  Dividends paid on Ordinary Shares                                    (122,846)            (94,279)
  Dividends paid on FELINE PRIDES                                       (19,246)            (19,251)
  Net proceeds from (repayment of) short-term debt                     (275,128)             86,961
  Repayment of trust preferred securities                              (400,000)                  -
  Proceeds from exercise of options for Ordinary Shares                  40,723              19,770
  Proceeds from shares issued under ESPP                                  7,472               7,063
  Proceeds from long-term debt                                          399,155                   -
  Repurchase of Ordinary Shares                                               -            (179,446)
                                                                   -------------      --------------
    Net cash used for financing activities                         $   (369,870)      $    (179,182)
                                                                   -------------      --------------

Net increase (decrease) in cash                                         (21,607)            146,519
Cash - beginning of period                                              671,381             608,069
                                                                   -------------      --------------
Cash - end of period                                               $    649,774       $     754,588
                                                                   =============      ==============


                     See accompanying notes to the interim consolidated financial statments




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

ACE Limited ("ACE" or "the Company") is a holding company incorporated with limited liability under the Cayman Islands Companies Law and maintains its principal business office in Bermuda. The Company, through its various subsidiaries, provides a broad range of insurance and reinsurance products to insureds worldwide. During the first quarter of 2002, following changes in executive management responsibilities, the Company reassessed and changed its reporting segments from the individual operating units to lines of business. The four reporting segments are: Insurance - North American, Insurance - Overseas General, Global Reinsurance and Financial Services. These segments are described in Note 14.

The following table summarizes the Company's gross premiums written by geographic region for the nine months ended September 30, 2002 and 2001. Allocations have been made on the basis of location of risk:

      Nine Months       North              Australia &    Asia
         Ended         America    Europe   New Zealand   Pacific  Latin America

  September 30, 2002     64%       22%         2%          8%           4%
  September 30, 2001     62%       22%         2%          9%           5%

2.  New accounting pronouncements

In June 2001, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. As required, the Company adopted FAS 142 on January 1, 2002 and ceased amortizing goodwill at that time. All goodwill recognized in the Company's consolidated balance sheet at January 1, 2002 was assigned to one or more reporting units. FAS 142 requires that goodwill in each reporting unit be tested for impairment by June 30, 2002. Any impairment loss recognized as a result of a transitional impairment test of goodwill should be reported as the cumulative effect of a change in accounting principle. Management has determined that there was no impairment in goodwill as a result of the test. As discussed in Note 14 "Segment information", we do not allocate assets to our new segments, therefore, changes in goodwill are not disclosed by segment. The following table details the movement in goodwill during the nine months ended September 30, 2002. The reduction in goodwill is a result of the settlement of a lawsuit involving a prior acquisition.

                                                                 ACE
                                                             Consolidated
                                                            --------------
              Goodwill at beginning of period               $   2,772,094
              Adjustment to purchased goodwill                    (55,234)
                                                            --------------
              Goodwill at end of period                     $   2,716,860
                                                            ==============

                        ACE LIMITED AND SUBSIDIARIES
        Notes to Interim Consolidated Financial Statements (cont'd)
                                (Unaudited)

The following table provides a reconciliation of prior year reported net income to adjusted net income had FAS 142 been applied at the beginning of fiscal 2001:

                                              Three Months Ended             Nine Months Ended
                                                 September 30                   September 30
                                               2002           2001          2002          2001
                                           -----------    -----------   -----------   -----------
                                           (in thousands of U.S. dollars, except per share data)

Reported net income (loss)                 $  (56,510)    $ (442,590)   $  245,195    $ (196,679)
Add back: Goodwill amortization                     -         19,912            -         59,664
                                           -----------    -----------   -----------   -----------
Adjusted net income (loss)                 $  (56,510)    $ (422,678)   $  245,195    $ (137,015)
                                           ===========    ===========   ===========   ===========

Basic earnings (loss) per share:
Reported earnings (loss) per share         $    (0.24)    $    (1.95)   $     0.87    $    (0.92)
Add back: Goodwill amortization                     -           0.09             -          0.26
                                           -----------    -----------   -----------   -----------
Adjusted earnings (loss) per share         $    (0.24)    $    (1.86)   $     0.87    $    (0.66)
                                           ===========    ===========   ===========   ===========

Diluted earnings (loss) per share:
Reported earnings (loss) per share         $    (0.24)    $    (1.95)   $     0.84    $    (0.92)
Add back: Goodwill amortization                     -           0.09             -          0.26
                                           -----------    -----------   -----------   -----------
Adjusted earnings (loss) per share         $    (0.24)    $    (1.86)   $     0.84    $    (0.66)
                                           ===========    ===========   ===========   ===========


3.  Securities on loan

We participate in a securities lending program whereby certain securities from our portfolio are loaned to other institutions for short periods of time. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities changes. Our policy is to require initial cash collateral equal to 102 percent of the fair value of the loaned securities. The proceeds from the collateral are invested in short-term investments and are reported on the balance sheet. We maintain full ownership rights to the securities loaned, and continue to earn interest on them. We share a portion of the interest earned on these short-term investments with the lending agent. In addition, we have the ability to sell the securities while they are on loan. We have an indemnification agreement with the lending agents in the event a borrower becomes insolvent or fails to return securities. Securities lending collateral of $546 million is recorded in short-term investments and fixed maturities and in liabilities. The fair value of the securities on loan of $533 million at September 30, 2002 is reported on a separate line in total investments and cash. There were no securities loaned in 2001.

4.  Commitments and contingencies

The Company has considered asbestos and environmental claims and claims expenses in establishing the liability for unpaid losses and loss expenses. The Company has developed reserving methods, which incorporate new sources of data with historical experience to estimate the ultimate losses arising from asbestos and environmental exposures. The reserves for asbestos and environmental claims and claims expenses represent management's best estimate of future loss and loss expense payments and recoveries which are expected to develop over the next several decades. The Company continuously monitors evolving case law and its effect on environmental and latent injury claims. While reserving for these claims is inherently uncertain, the Company believes that the reserves carried for these claims are adequate based on known facts and current law. Our reserve review process involves a continual evaluation of cases taking into account all currently known information as well as reasonable assumptions related to unknown information. When facts and circumstance change, including the impact of the risk factors, changes are made to reflect overall reserve adequacy. It is possible that adverse

                        ACE LIMITED AND SUBSIDIARIES
        Notes to Interim Consolidated Financial Statements (cont'd)
                                (Unaudited)

developments could cause us to re-evaluate our assumptions, which could lead us to increase our asbestos related reserves. The National Indemnity Company ("NICO") reinsurance cover protecting Brandywine provides a layer of protection against such adverse developments. In the event the remaining NICO cover is insufficient to cover future adverse loss development, such development could have a material adverse effect on future operating results.


5.  Restricted stock awards

Under the Company's long-term incentive plans, 848,950 restricted Ordinary Shares were awarded during the nine months ended September 30, 2002, to officers of the Company and its subsidiaries. These shares vest at various dates through September 2006. In addition, during the period, 12,588 restricted Ordinary Shares were awarded to outside directors under the terms of the 1995 Outside Directors Plan. These shares vest in May 2003.

At the time of grant the market value of the shares awarded under these grants is recorded as unearned stock grant compensation and is presented as a separate component of shareholders' equity. The unearned compensation is charged to income over the vesting period.

6.  Earnings per share

The following table sets forth the computation of basic and diluted earnings per share:

                                                                   Three Months Ended                   Nine Months Ended
                                                                      September 30                        September 30
                                                                 2002             2001                 2002            2001
                                                             ------------     ------------         ------------    ------------
                                                               (in thousands of U.S. dollars, except share and per share data)
Numerator:
Net income (loss) before cumulative effect of
  adopting a new accounting standard                         $    (56,510)    $   (442,590)        $    245,195    $   (170,009)
Dividends on FELINE PRIDES                                         (6,416)          (6,416)             (19,246)        (19,179)
                                                             -------------    -------------        -------------   -------------
Net income (loss) available to holders of Ordinary
  Shares before cumulative effect                                 (62,926)        (449,006)             225,949        (189,188)
Cumulative effect of adopting a new accounting
  standard                                                             -                 -                    -         (22,670)
                                                             -------------    -------------        -------------   -------------
Net income (loss) available to holders of Ordinary
  Shares                                                     $    (62,926)    $   (449,006)        $    225,949    $   (211,858)
                                                             =============    =============        =============   =============

Denominator:
Denominator for basic earnings per share:
  Weighted average shares outstanding                         260,264,791      230,610,425          259,810,039     231,390,682
  Dilutive effect of FELINE PRIDES                                      -                -            3,137,944               -
  Effect of other dilutive securities                                   -                -            7,247,792               -
                                                             -------------    -------------        -------------   -------------

Denominator for diluted earnings per share:
  Adjusted weighted average shares outstanding
    and assumed conversions                                   260,264,791      230,610,425          270,195,775     231,390,682
                                                             =============    =============        =============   =============

Basic earnings per share:
Earnings (loss) per share before cumulative effect
  of adopting a new accounting standard                      $      (0.24)    $      (1.95)        $       0.87    $      (0.82)
                                                             =============    =============        =============   =============
Earnings (loss) per share                                    $      (0.24)    $      (1.95)        $       0.87    $      (0.92)
                                                             =============    =============        =============   =============

Diluted earnings per share:
Earnings (loss) per share before cumulative effect
  of adopting a new accounting standard                      $      (0.24)    $       (1.95)       $       0.84    $      (0.82)
                                                             =============    ==============       =============   =============
Earnings (loss) per share                                    $      (0.24)    $       (1.95)       $       0.84    $      (0.92)
                                                             =============    ==============       =============   =============

                        ACE LIMITED AND SUBSIDIARIES
        Notes to Interim Consolidated Financial Statements (cont'd)
                                (Unaudited)

The denominator for diluted loss per share for the three months ended September 30, 2002 and the three and nine months ended September 30, 2001 does not include the dilutive effect of FELINE PRIDES and other dilutive securities. The incremental shares from assumed conversions are not included in computing diluted loss per share amounts as these shares are considered anti-dilutive. The dilutive effect of FELINES PRIDES for the three months ended September 30, 2002 is 1,614,340 shares. The dilutive effect of FELINES PRIDES for the three and nine months ended September 30, 2001 is 2,462,861 shares and 3,067,185 shares, respectively. Other dilutive securities totaled 6,383,065 shares for the three months ended September 30, 2002. Other dilutive securities totaled 5,907,562 shares and 6,440,916 shares for the three and nine months ended September 30, 2001, respectively.

7.  Credit facilities

In April 2002, the Company renewed its $800 million, 364-day revolving credit facility. This facility, together with the Company's $250 million, five-year revolving credit facility, which was last renewed in May 2000, are available for general corporate purposes and each of the facilities may also be used as commercial paper back-up. The five-year facility also permits the issuance of letters of credit. In 2000, $25 million was drawn under the five-year facility and was repaid in April 2002. In September 2002, the Company reduced the availability under the 364-day facility from $800 million to $500 million.

ACE Tempest Re also maintained an uncollateralized, syndicated revolving credit facility in the amount of $72.5 million, which was guaranteed by the Company. This facility expired in February 2002 and was not renewed. No amounts had been drawn on this facility.

At September 30, 2002, ACE Guaranty Corp. was party to a credit facility which provides up to $150 million specifically designed to provide rating agency qualified capital to further support ACE Guaranty Corp's claims-paying resources. In 2001, the facility's expiry date was extended to October 2008. ACE Guaranty Corp. has not borrowed under this credit facility.

In September 2002, the Company arranged a $500 million unsecured syndicated, one year LOC facility for general business purposes, including the issuance of insurance and reinsurance letters of credit. This facility replaced a then existing LOC facility in the amount of $450 million, which was last renewed in August 2001. Usage under this facility was $449 million at September 30, 2002.

In September 2002, the Company also arranged a $350 million secured, syndicated, one year LOC facility for general business purposes, including the issuance of insurance and reinsurance letters of credit. This facility replaced an LOC facility originally arranged in December 2001 in the amount of $500 million. Usage under this facility was $213 million at September 30, 2002.

8.  Debt

The following table outlines the Company's consolidated debt position at September 30, 2002 and December 31, 2001:

                                                 September 30       December 31
                                                     2002              2001
                                                 ------------      ------------
                                                  (in millions of U.S. dollars)
Short-term debt
   ACE INA commercial paper                       $     145         $       -
   ACE Financial Services Debentures due 2002            75                75
   ACE Financial Services Note                            -                25
   Reverse Repurchase Agreements                          -               395
                                                  ----------        ----------
                                                  $     220         $     495
                                                  ==========        ==========

Long-term debt
   ACE INA Notes due 2004                         $     400         $     400
   ACE INA Notes due 2006                               300               299
   ACE Limited Senior Notes due 2007                    499                 -
   ACE US Holdings Senior Notes due 2008                250               250
   ACE INA Subordinated Notes due 2009                  200               300
   ACE INA Debentures due 2029                          100               100
                                                  ----------        ----------
                                                  $   1,749         $   1,349
                                                  ==========        ==========

Trust Preferred Securities
   Capital Re LLC Monthly Income
     Preferred Securities due 2044                $      75         $      75
   ACE INA Trust Preferred Securities due 2029          100               100
   ACE INA Capital Securities due 2030                  300               300
   ACE INA RHINO Preferred Securities due 2002            -               400
                                                  ----------        ----------
                                                  $     475         $     875
                                                  ==========        ==========

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

In October 2001, the Company and certain subsidiaries executed securities repurchase agreements with various counterparties. Under these repurchase agreements, the Company agreed to sell securities and repurchase them at a date in the future for a predetermined price. The amounts due to brokers under the repurchase agreements at December 31, 2001 of $395 million were repaid during the first quarter of 2002 using proceeds from commercial paper raised during that quarter. In addition, the Company repaid $150 million of expiring commercial paper and the $25 million ACE Financial Services bank note. The Company repaid the $75 million ACE Financial Services Debentures during October 2002. The average cost of borrowing using commercial paper was 1.9 percent and 2.0 percent for the three and nine months ended September 30, 2002, respectively.

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

c)  ACE INA subordinated notes

In 1999, ACE INA issued $300 million 11.2 percent unsecured subordinated notes maturing in December 2009. The subordinated notes are callable subject to certain call premiums. The Company repaid $50 million of these notes during the quarter ended June 30, 2002 and $50 million during the quarter ended September 30, 2002. The Company incurred debt prepayment expense of $25 million ($17 million, net of income tax), which is reported as other expense in the statement of operations.

d)  ACE INA RHINO preferred securities

In 1999, ACE RHINOS Trust sold in a private placement, $400 million of Auction Rate Reset Preferred Securities ("Preferred Securities"). The sole assets of the Trust consisted of $412 million of Auction Rate Reset Subordinated Notes Series A ("Subordinated Notes") issued by ACE INA. Proceeds of the an Ordinary Share Offering of September 12, 2000 which was completed in satisfaction of a related agreement with Bank of America Securities, were used to support our guarantee of the Subordinated Notes. The Company repaid $200 million in principal amount of Preferred Securities during the quarter ended June 30, 2002 and the remaining $200 million of these Preferred Securities during the quarter ending September 30, 2002.

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

                        ACE LIMITED AND SUBSIDIARIES
        Notes to Interim Consolidated Financial Statements (cont'd)
                                (Unaudited)


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

10.      Reinsurance

The Company purchases reinsurance to manage various exposures including catastrophe risks. Although reinsurance agreements contractually obligate the Company's reinsurers to reimburse it for the agreed upon portion of its gross paid losses, they do not discharge the primary liability of the Company. The amounts for net premiums written and net premiums earned in the statements of operations are net of reinsurance. Direct, assumed and ceded amounts for these items for the three and nine months ended September 30, 2002 and 2001 are as follows:

                                          Three Months Ended                     Nine Months Ended
                                             September 30                          September 30
                                        2002              2001                2002               2001
                                   -------------     -------------       -------------      -------------
                                                       (in thousands of U.S. dollars)
Premiums written
   Direct                          $  2,731,725      $  1,923,847        $  7,194,180       $  5,698,290
   Assumed                              797,000           578,524           2,381,646          1,768,380
   Ceded                             (1,305,938)       (1,197,304)         (3,491,633)        (2,955,840)
                                   -------------     -------------       -------------      -------------
   Net premiums written            $  2,222,787      $  1,305,067        $  6,084,193       $  4,510,830
                                   =============     =============       =============      =============

Premiums earned
   Direct                          $  2,225,720      $  1,776,333        $  6,068,443       $  5,155,324
   Assumed                              721,531           694,181           1,809,927          1,609,875
   Ceded                             (1,021,672)       (1,071,085)         (3,017,275)        (2,611,467)
                                   -------------     -------------       -------------      -------------
   Net premiums earned             $  1,925,579      $  1,399,429        $  4,861,095       $  4,153,732
                                   =============     =============       =============      =============

The composition of the Company's reinsurance recoverable at September 30, 2002 and December 31, 2001, is as follows:

                                                                          September 30       December 31
                                                                              2002               2001
                                                                         -------------      --------------
                                                                           (in thousands of U.S. dollars)
Reinsurance recoverable on paid losses and loss expenses                 $  1,190,315       $   1,066,495
Reinsurance recoverable on unpaid losses and loss expenses                 11,495,491          11,120,888
                                                                         -------------      --------------
Gross reinsurance                                                          12,685,806          12,187,383
Bad debt reserve                                                             (796,438)           (788,937)
                                                                         -------------      --------------
   Net reinsurance recoverable                                           $ 11,889,368       $  11,398,446
                                                                         =============      ==============

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

The income tax provision for the three and nine months ended September 30, 2002 and 2001 is as follows:

                                                Three Months Ended                  Nine Months Ended
                                                   September 30                        September 30
                                               2002            2001               2002            2001
                                           ------------    ------------       ------------    ------------
                                                            (in thousands of U.S. dollars)
  Current tax expense                      $    23,312     $     9,366        $    28,169     $    38,483
  Deferred tax expense (benefit)               (30,646)        (85,711)             9,089         (69,604)
                                           ------------    ------------       ------------    ------------
  Provision for income taxes               $    (7,334)    $   (76,345)       $    37,258     $   (31,121)
                                           ============    ============       ============    ============





                        ACE LIMITED AND SUBSIDIARIES
        Notes to Interim Consolidated Financial Statements (cont'd)
                                (Unaudited)


The weighted average expected tax provision has been calculated using pre-tax accounting income (loss) in each jurisdiction multiplied by that jurisdiction's applicable statutory tax rate. A reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate for the three and nine months ended September 30, 2002 and 2001, is provided below.

                                                Three Months Ended                  Nine Months Ended
                                                   September 30                        September 30
                                               2002            2001               2002            2001
                                           ------------    ------------       ------------    ------------
                                                            (in thousands of U.S. dollars)
Expected tax provision at weighted
  average rate                             $   (10,461)    $   (76,306)       $    33,331     $   (41,517)
Permanent differences
  Tax-exempt interest                           (6,507)         (3,739)           (13,589)        (11,380)
  Goodwill                                           -           7,247                  -          17,340
  Other                                          5,605          (7,223)             6,166          (6,060)
Net withholding taxes                            4,029           3,676             11,350          10,496
                                          -------------    ------------       ------------    ------------
Provision for income taxes                $     (7,334)    $   (76,345)       $    37,258     $   (31,121)
                                          =============    ============       ============    ============

The components of the net deferred tax asset at September 30, 2002 and December 31, 2001 are as follows:

                                             September 30      December 31
                                                 2002             2001
                                             ------------      ------------
                                             (in thousands of U.S. dollars)
 Deferred tax assets
    Loss reserve discount                    $   486,085       $   523,195
    Foreign tax credits                          174,278           155,079
    Policyholder dividends                        48,524            47,509
    Net operating loss carryforward              446,430           495,048
    Other                                        310,587           299,068
                                             ------------      ------------
    Total deferred tax assets                  1,465,904         1,519,899
                                             ------------      ------------

 Deferred tax liabilities
    Deferred policy acquisition costs             44,082            66,454
    Unrealized appreciation on investments        98,863            28,570
    Other                                         35,430            38,448
                                             ------------      ------------
    Total deferred tax liabilities               178,375           133,472
                                             ------------      ------------

 Valuation allowance                             135,592           135,592
                                             ------------      ------------
 Net deferred tax asset                      $ 1,151,937       $ 1,250,835
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

                         ACE LIMITED AND SUBSIDIARIES
          Notes to Interim Consolidated Financial Statements (cont'd)
                                  (Unaudited)

At September 30, 2002, the Company has net operating loss carryforwards for U.S. federal income tax purposes of approximately $1.3 billion which are available to offset future U.S. federal taxable income through 2021.

13.      Subsidiary Issuer Information

The following tables present condensed consolidating financial information for ACE Limited (the "Parent Guarantor"), ACE INA Holdings, Inc. and ACE Financial Services, Inc. (formerly Capital Re Corporation), (the "Subsidiary Issuers") at September 30, 2002 and December 31, 2001 and for the three and nine months ended September 30, 2002 and 2001. The Subsidiary Issuers are indirect wholly-owned subsidiaries of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor and the Subsidiary Issuers under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor's investment accounts and earnings. The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuers.


                                        Condensed Consolidating Balance Sheet as at September 30, 2002
                                                        (in thousands of U.S. dollars)

                                                         ACE INA     ACE Financial    Other ACE
                                         ACE Limited  Holdings, Inc. Services, Inc.    Limited
                                         (Parent Co.   (Subsidiary   (Subsidiary    Subsidiaries and  Consolidating      ACE
                                          Guarantor)     Issuer)        Issuer)     Eliminations (1)  Adjustments(2)  Consolidated
                                          ----------     -------        -------     ----------------  --------------  ------------

Assets
Total investments and cash               $   181,469   $  7,256,362   $ 1,002,573    $  9,297,154     $          -    $ 17,737,558
Insurance and reinsurance balances
  receivable                                       -      2,149,518        27,397       1,031,150                -       3,208,065
Reinsurance recoverable                            -      9,399,216         1,142       2,489,010                -      11,889,368
Goodwill                                           -      2,130,908        96,723         489,229                -       2,716,860
Investments in subsidiaries                7,002,502              -       152,000        (152,000)      (7,002,502)              -
Due from subsidiaries and
  affiliates, net                            156,748       (194,915)      (51,395)        246,310         (156,748)              -
Other assets                                  17,892      3,779,195       223,844       1,257,003                        5,277,934
                                         ------------  -------------  ------------   -------------    -------------   -------------
   Total assets                          $ 7,358,611   $ 24,520,284   $ 1,452,284    $ 14,657,856     $ (7,159,250)   $ 40,829,785
                                         ============  =============  ============   =============    =============   =============

Liabilities
Unpaid losses and loss expenses          $         -   $ 14,370,086   $    69,404    $  7,201,741     $          -    $ 21,641,231
Future policy benefits for life and
  annuity contracts                                -              -             -         419,041                -         419,041
Unearned premiums                                  -      3,145,797       353,104       2,026,733                -       5,525,634
Short-term debt                                    -        145,280        75,000               -                -         220,280
Long-term debt                               499,239        999,630             -         250,000                -       1,748,869
Trust preferred securities                         -        400,000        75,000               -                -         475,000
Other liabilities                            100,804      2,648,952       168,216       1,123,190                -       4,041,162
                                         ------------  -------------  ------------   -------------    -------------   -------------
   Total liabilities                         600,043     21,709,745       740,724      11,020,705                -      34,071,217
                                         ------------  -------------  ------------   -------------    -------------   -------------
   Mezzanine equity                          311,050              -             -               -                -         311,050
                                         ------------  -------------  ------------   -------------    -------------   -------------
   Total shareholders' equity              6,447,518      2,810,539       711,560       3,637,151       (7,159,250)      6,447,518
                                         ------------  -------------  ------------   -------------    -------------   -------------
   Total liabilities, mezzanine equity
   and shareholders' equity              $ 7,358,611   $ 24,520,284   $ 1,452,284    $ 14,657,856     $ (7,159,250)   $ 40,829,785
                                         ============  =============  ============   =============    =============   =============


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






                                                       ACE LIMITED AND SUBSIDIARIES
                                       Notes to Interim Consolidated Financial Statements (cont'd)
                                                                  (Unaudited)

                                      Condensed Consolidating Balance Sheet as at December 31, 2001
                                                      (in thousands of U.S. dollars)

                                                         ACE INA     ACE Financial    Other ACE
                                         ACE Limited  Holdings, Inc. Services, Inc.    Limited
                                         (Parent Co.   (Subsidiary   (Subsidiary    Subsidiaries and  Consolidating      ACE
                                          Guarantor)     Issuer)        Issuer)     Eliminations (1)  Adjustments(2)  Consolidated
                                          ----------     -------        -------     ----------------  --------------  ------------

Assets
Total investments and cash              $    489,596   $  6,443,230   $    901,905   $  8,101,182     $          -    $ 15,935,913
Insurance and reinsurance balances
  receivable                                       -      1,715,873         24,075        781,614                -       2,521,562
Reinsurance recoverable                            -      9,259,608          8,194      2,130,644                -      11,398,446
Goodwill                                           -      2,186,142         96,723        489,229                -       2,772,094
Investments in subsidiaries                5,621,604              -        152,000       (152,000)      (5,621,604)              -
Due from subsidiaries and
   affiliates, net                           348,372       (478,645)       (11,862)       490,507         (348,372)              -
Other assets                                  64,570      3,313,941        184,509        995,729                -       4,558,749
                                        -------------  -------------  -------------  -------------    -------------   -------------
Total assets                            $  6,524,142   $ 22,440,149   $  1,355,544   $ 12,836,905     $ (5,969,976)   $ 37,186,764
                                        =============  =============  =============  =============    =============   =============

Liabilities
Unpaid losses and loss expenses         $          -   $ 14,468,024   $     75,823   $  6,184,275     $          -    $ 20,728,122
Future policy benefits for life
  and annuity contracts                            -              -              -        382,730                -         382,730
Unearned premiums                                  -      2,055,459        323,951      1,474,019                -       3,853,429
Short-term debt                                    -              -         25,000        395,428                -         495,408
Long-term debt                                     -      1,099,473         74,980        250,000                -       1,349,473
Trust preferred securities                         -        800,000         75,000              -                -         875,000
Other liabilities                            106,385      2,395,745        138,586        444,129                -       3,084,845
                                        -------------  -------------  -------------  -------------    -------------   -------------
Total liabilities                            106,385     20,818,701        713,340      9,130,581                -      30,769,007
                                        -------------  -------------  -------------  -------------    -------------   -------------
Mezzanine equity                             311,050              -              -              -                -         311,050
                                        -------------  -------------  -------------  -------------    -------------   -------------
Total shareholders' equity                 6,106,707      1,621,448        642,204      3,706,324       (5,969,976)      6,106,707
                                        -------------  -------------  -------------  -------------    -------------   -------------
Total liabilities, mezzanine equity
   and shareholders' equity             $  6,524,142   $ 22,440,149   $  1,355,544   $ 12,836,905     $ (5,969,976)   $ 37,186,764
                                        =============  =============  =============  =============    =============   =============


   (1) Includes all other subsidiaries of ACE Limited and intercompany eliminations.
   (2) Includes ACE Limited parent company eliminations.


                                                  ACE LIMITED AND SUBSIDIARIES
                                    Notes to Interim Consolidated Financial Statements (cont'd)
                                                               (Unaudited)


                                             Condensed Consolidating Statement of Operations
                                              For the three months ended September 30, 2002
                                                     (in thousands of U.S. dollars)

                                                         ACE INA     ACE Financial    Other ACE
                                         ACE Limited  Holdings, Inc. Services, Inc.    Limited
                                         (Parent Co.   (Subsidiary   (Subsidiary    Subsidiaries and  Consolidating      ACE
                                          Guarantor)     Issuer)        Issuer)     Eliminations (1)  Adjustments(2)  Consolidated
                                          ----------     -------        -------     ----------------  --------------  ------------

Net premiums written                     $         -   $ 1,075,787    $    42,887    $ 1,104,113      $        -       $ 2,222,787
Net premiums earned                                -       863,326         29,613      1,032,640               -         1,925,579
Net investment income                         12,872        76,737         11,703        106,491          (8,063)          199,740
Other income (expense)                             -       (14,516)            -             484               -           (14,032)
Equity in earnings of subsidiaries            17,301             -              -              -         (17,301)                -
Net realized gains (losses) on
  investments                                (55,564)      (47,386)       (33,012)       (99,320)              -          (235,282)
Losses and loss expenses                           -       609,457          4,976        713,359               -         1,327,792
Life and annuity benefits                          -             -              -         59,697               -            59,697
Policy acquisition costs and
  administrative expenses                     20,174       235,300         13,487        235,601            (881)          503,681
Interest expense                               8,619        35,742          3,017          5,227          (3,926)           48,679
Income tax expense (benefit)                   2,326        (2,815)        (7,103)           258               -            (7,334)
                                         ------------  ------------   ------------   ------------     -----------      ------------
Net income (loss)                        $   (56,510)  $       477    $    (6,073)   $    26,153      $  (20,557)      $   (56,510)
                                         ============  ============   ============   ============     ===========      ============

                                             Condensed Consolidating Statement of Operations
                                              For the three months ended September 30, 2001
                                                     (in thousands of U.S. dollars)

                                                         ACE INA     ACE Financial    Other ACE
                                         ACE Limited  Holdings, Inc. Services, Inc.    Limited
                                         (Parent Co.   (Subsidiary   (Subsidiary    Subsidiaries and  Consolidating      ACE
                                          Guarantor)     Issuer)        Issuer)     Eliminations (1)  Adjustments(2)  Consolidated
                                          ----------     -------        -------     ----------------  --------------  ------------

Net premiums written                     $          -   $    662,841   $   (1,229)    $   643,455      $        -      $ 1,305,067
Net premiums earned                                 -        639,010       17,688         742,731               -        1,399,429
Net investment income                          14,605         88,546       11,542          86,161          (7,945)         192,909
Other income (expense)                              -              -            -          (1,858)              -           (1,858)
Equity in earnings of subsidiaries           (417,958)             -            -               -         417,958                -
Net realized gains (losses) on
  investments                                 (25,065)        (9,709)      (8,879)        (15,190)              -          (58,843)
Losses and loss expenses                            -        461,693       16,038       1,063,896               -        1,541,627
Life and annuity benefits                           -              -            -          29,706               -           29,706
Policy acquisition costs and
  administrative expenses                      15,080        199,828        8,161         187,326            (198)         410,197
Amortization of goodwill                            -         14,490        1,051           4,371               -           19,912
Interest expense                               (3,034)        43,808        3,840           5,564          (1,048)          49,130
Income tax expense (benefit)                    2,126          3,295      (12,100)        (69,666)              -          (76,345)
                                         -------------  -------------  -----------   -------------     -----------     ------------
Net income (loss)                        $   (442,590)  $     (5,267)  $    3,361    $   (409,353)     $  411,259      $  (442,590)
                                         =============  =============  ===========   =============     ===========     ============


   (1) Includes all other subsidiaries of ACE Limited and intercompany eliminations.
   (2) Includes ACE Limited parent company eliminations.


                                                  ACE LIMITED AND SUBSIDIARIES
                                   Notes to Interim Consolidated Financial Statements (cont'd)
                                                           (Unaudited)

                                         Condensed Consolidating Statement of Operations
                                            For the nine months ended September 30, 2002
                                                 (in thousands of U.S. dollars)

                                                         ACE INA     ACE Financial    Other ACE
                                         ACE Limited  Holdings, Inc. Services, Inc.    Limited
                                         (Parent Co.   (Subsidiary   (Subsidiary    Subsidiaries and  Consolidating      ACE
                                          Guarantor)     Issuer)        Issuer)     Eliminations (1)  Adjustments(2)  Consolidated
                                          ----------     -------        -------     ----------------  --------------  ------------

Net premiums written                     $         -   $ 2,887,006    $    88,637    $  3,108,550      $         -     $ 6,084,193
Net premiums earned                                -     2,232,787         78,029       2,550,279                -       4,861,095
Net investment income                         41,948       236,989         35,154         313,380          (26,792)        600,679
Other income (expense)                             -       (25,587)             -           4,286                -         (21,301)
Equity in earnings of subsidiaries           358,254             -              -               -         (358,254)              -
Net realized gains (losses) on
  investments                                (78,248)      (81,859)       (51,933)       (188,844)               -        (400,884)
Losses and loss expenses                           -     1,557,630         10,818       1,573,438                -       3,141,886
Life and annuity benefits                          -             -              -         106,004                -         106,004
Policy acquisition costs and
  administrative expenses                     53,263       607,442         36,764         667,787           (2,643)      1,362,613
Interest expense                              16,745       116,374          9,564          14,482          (10,532)        146,633
Income tax expense                             6,751        23,330         (5,664)         12,841                -          37,258
                                         ------------  ------------   ------------   -------------     ------------    ------------
Net income                               $   245,195   $    57,554    $     9,768    $    304,549      $  (371,871)    $   245,195
                                         ============  ============   ============   =============     ============    ============

                                             Condensed Consolidating Statement of Operations
                                              For the nine months ended September 30, 2001
                                                     (in thousands of U.S. dollars)

                                                         ACE INA     ACE Financial    Other ACE
                                         ACE Limited  Holdings, Inc. Services, Inc.    Limited
                                         (Parent Co.   (Subsidiary   (Subsidiary    Subsidiaries and  Consolidating      ACE
                                          Guarantor)     Issuer)        Issuer)     Eliminations (1)  Adjustments(2)  Consolidated
                                          ----------     -------        -------     ----------------  --------------  ------------

Net premiums written                     $         -   $ 1,872,616    $    42,209      $ 2,596,005     $         -     $ 4,510,830
Net premiums earned                                -     1,763,422         56,049        2,334,261               -       4,153,732
Net investment income                         42,015       275,700         35,205          262,144         (21,458)        593,606
Other income                                       -             -              -              827               -             827
Equity in earnings of subsidiaries          (166,398)            -              -                -         166,398               -
Net realized gains (losses) on
  investments                                (25,065)      (39,662)        14,779          (12,706)              -         (62,654)
Losses and loss expenses                           -     1,252,928         21,814        2,173,019               -       3,447,761
Life and annuity benefits                          -             -              -           58,511               -          58,511
Policy acquisition costs and                                               27,437
  administrative expenses                     45,342       550,395                         545,032            (595)      1,167,611
Amortization of goodwill                           -        43,470          3,153           13,041               -          59,664
Interest expense                              (8,282)      137,240         10,486           16,769          (3,119)        153,094
Income tax expense (benefit)                   6,171        17,620          2,652          (57,564)              -         (31,121)
                                         ------------  ------------   ------------     ------------    ------------    ------------
Income before cumulative effect of                                                                         148,654
  adopting a new accounting standard        (192,679)       (2,193)        40,491         (164,282)                       (170,009)
Cumulative effect of adopting a new
  accounting standard (net of income
  tax)                                             -           (50)       (22,800)             180               -         (22,670)
                                         ------------  ------------   ------------     ------------    ------------    ------------
Net income (loss)                        $  (192,679)  $    (2,243)   $    17,691      $  (164,102)    $   148,654     $  (192,679)
                                         ============  ============   ============     ============    ============    ============


(1)   Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)   Includes ACE Limited parent company eliminations.







                                                  ACE LIMITED AND SUBSIDIARIES
                                   Notes to interim Consolidated Financial Statements (cont'd)
                                                           (Unaudited)

                                         Condensed Consolidating Statement of Cash Flows
                                          For the nine months ended September 30, 2002
                                                 (in thousands of U.S. dollars)

                                                         ACE INA     ACE Financial    Other ACE
                                         ACE Limited  Holdings, Inc. Services, Inc.    Limited
                                         (Parent Co.   (Subsidiary   (Subsidiary    Subsidiaries and  Consolidating      ACE
                                          Guarantor)     Issuer)        Issuer)     Eliminations (1)  Adjustments(2)  Consolidated
                                          ----------     -------        -------     ----------------  --------------  ------------

Net cash flows from (used for)
   operating activities                  $  (148,253)  $   127,199    $    36,047    $  1,576,914      $          -   $  1,591,907
                                         ------------  ------------   ------------   -------------     -------------  ------------
Cash flows from investing activities
   Purchases of fixed maturities            (149,170)   (2,231,174)      (480,079)     (9,891,150)                -    (12,751,573)
   Purchases of equity securities                  -       (60,165)                       (94,670)                -       (154,835)
   Sales of fixed maturities                 342,097     1,842,602        436,144       8,847,729                 -     11,468,572
   Sales of equity securities                      -        54,512              -          55,865                 -        110,377
   Maturities of fixed maturities                  -             -              -         249,426                 -        249,426
   Net realized gains (losses) on
    financial futures contracts                    -             -              -        (117,580)                -       (117,580)
   Acquisition of subsidiaries                     -        54,380              -               -                 -         54,380
   Other                                           -             -          1,129        (103,540)                -       (102,411)
                                         ------------  ------------   ------------   -------------     -------------  -------------
   Net cash from (used for) investing
    activities                           $   192,927   $  (339,845)   $   (42,806)   $  1,053,920)     $          -   $ (1,243,644)
                                         ------------  ------------   ------------   -------------     -------------  -------------
Cash flows from financing  activities
   Dividends paid on Ordinary Shares        (122,846)            -              -               -                 -       (122,846)
   Dividends paid on FELINE PRIDES           (19,246)            -                              -                 -        (19,246)
   Proceeds from short term debt                   -      (383,109)       (25,000)        132,981                 -       (275,128)
   Proceeds from long term debt              499,155      (100,000)             -               -                 -        399,155
   Advances to (from) affiliates             359,103             -          9,891        (368,994)                -              -
   Proceeds from exercise of options
    for Ordinary Shares                       40,723             -              -               -                 -         40,723
   Proceeds from shares issued under
    ESPP                                       7,472             -              -               -                 -          7,472
   Repayment of trust preferred
    securities                                     -      (400,000)             -               -                 -       (400,000)
   Capitalization of subsidiary           (1,098,896)    1,185,956         25,000        (112,060)                -              -
   Dividends received from subsidiaries      260,000             -              -        (260,000)                -              -
                                         ------------  ------------   ------------   -------------     -------------  -------------
   Net cash used for financing
    activities                           $   (74,535)  $   302,847    $     9,891    $   (607,073)     $          -   $   (369,870)
                                         ------------  ------------   ------------   -------------     -------------  -------------
   Net increase (decrease) in cash           (29,861)       90,201          3,132         (85,079)                -        (21,607)
   Cash - beginning of period                 32,525       355,327          1,027         282,502                 -        671,381
                                         ------------  ------------   ------------   -------------     -------------  -------------
   Cash - end of period                  $     2,664   $   445,528    $     4,159    $    197,423      $          -   $    649,774
                                         ============  ============   ============   =============     =============  =============


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







                                                  ACE LIMITED AND SUBSIDIARIES
                                   Notes to Interim Consolidated Financial Statements (cont'd)
                                                           (Unaudited)

                                         Condensed Consolidating Statement of Cash Flows
                                           For the nine months ended September 30, 2001
                                                 (in thousands of U.S. dollars)

                                                         ACE INA     ACE Financial    Other ACE
                                         ACE Limited  Holdings, Inc. Services, Inc.    Limited
                                         (Parent Co.   (Subsidiary   (Subsidiary    Subsidiaries and  Consolidating      ACE
                                          Guarantor)     Issuer)        Issuer)     Eliminations (1)  Adjustments(2)  Consolidated
                                          ----------     -------        -------     ----------------  --------------  ------------

Net cash flows from (used for)
   operating activities                  $    (8,893)   $  (270,099)   $    51,909    $   1,188,405    $          -    $    961,322
                                         ------------   ------------   ------------   --------------   -------------   ------------
Cash flows from investing activities
   Purchases of fixed maturities            (119,715)    (1,245,557)      (819,018)      (8,730,042)              -     (10,914,332)
   Purchases of equity securities                  -        (94,569)             -          (63,534)              -        (158,103)
   Sales of fixed maturities                  96,274      1,598,007        664,717        8,012,636               -      10,371,634
   Sales of equity securities                      -        101,501                          52,370               -         153,871
   Maturities of fixed maturities                  -              -          6,500           32,690               -          39,190
   Net realized gains (losses) on
    financial futures contracts                    -              -              -          (44,060)              -         (44,060)
   Other                                           -         (3,876)        68,178         (148,123)              -         (83,821)
                                         ------------   ------------   ------------   --------------  --------------   ------------
   Net cash from (used for) investing
    activities                           $   (23,441)   $   355,506    $   (79,623)   $    (888,063)  $           -    $   (635,621)
                                         ------------   ------------   ------------   --------------  --------------   ------------
Cash flows from financing activities
   Dividends paid on Ordinary Shares         (94,279)             -              -                -               -         (94,279)
   Dividends paid on FELINE PRIDES           (19,251)             -              -                -               -         (19,251)
   Proceeds from short term debt, net              -         86,961              -                -               -          86,961
   Advances to affiliates                      8,697        (41,861)        41,346           (8,182)              -               -
   Proceeds from exercise of options
    for Ordinary Shares                       19,770              -              -                -               -          19,770
   Proceeds from shares issued under
    ESPP                                       7,063              -              -                -               -           7,063
   Repurchase of Ordinary Shares            (179,446)             -              -                -               -        (179,446)
   Dividends received from subsidiaries      258,691              -              -         (258,691)              -               -
                                         ------------   ------------   ------------   --------------  --------------   ------------
   Net cash from (used for) financing
    activities                           $     1,245    $    45,100    $    41,346    $    (266,873)  $           -    $   (179,182)
                                         ------------   ------------   ------------   --------------  --------------   ------------
   Net increase (decrease) in cash           (31,089)       130,507         13,632           33,469               -         146,519
   Cash - beginning of period                 46,516        253,447         26,576          281,530               -         608,069
                                         ------------   ------------   ------------   --------------  --------------   ------------
   Cash - end of period                  $    15,427    $   383,954    $    40,208    $     314,999   $           -    $    754,588
                                         ============   ============   ============   ==============  ==============   ============


(1) Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2) Includes ACE Limited parent company eliminations.


                        ACE LIMITED AND SUBSIDIARIES
        Notes to Interim Consolidated Financial Statements (cont'd)
                                (Unaudited)


14. Segment information

Following changes in executive management responsibilities, during the first quarter of 2002, the Company reassessed and changed its reporting segments from the individual operating units to lines of business. The Company operates through four business segments: Insurance - North American, Insurance - Overseas General, Global Reinsurance and Financial Services.

Insurance - North American includes the operations of ACE USA and ACE Bermuda, excluding the Financial Solutions business in both the U.S. and Bermuda which is now included in the new Financial Services segment, and ACE Canada. ACE USA primarily comprises the domestic U.S. and Canadian operations of ACE INA, which were acquired on July 2, 1999, and the operations of ACE US Holdings, which were acquired on January 2, 1998. These operations provide property and casualty insurance and reinsurance coverage, including excess liability, professional lines, satellite, excess property and political risk, to a diverse group of industrial, commercial and other enterprises.

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

Financial Services includes the financial guaranty business of ACE Guaranty Corp. and ACE Capital Re International ("ACE Financial Services"). Financial Services also includes the financial solutions business in the U.S. and Bermuda. ACE Financial Services provides value-added reinsurance products in several specialty insurance markets. ACE Financial Services has two principal divisions: financial guaranty and financial risks. The financial guaranty division is comprised of municipal and non-municipal financial guaranty reinsurance and credit default swaps. The financial risks division is comprised of mortgage guaranty reinsurance, trade credit reinsurance and title reinsurance. The financial solutions business includes insurance and reinsurance solutions to complex risks that generally can not be adequately addressed by the traditional insurance marketplace.

a) The following tables summarize the operations by segment for the three and nine months ended September 30, 2002 and 2001.

b) For segment reporting purposes, certain items have been presented in a different manner than in the consolidated financial statements. For segment reporting purposes, items considered non-recurring in nature have been aggregated and shown separately net of related income taxes, and net realized gains (losses) have been presented net of related income taxes.


                                                  ACE LIMITED AND SUBSIDIARIES
                                   Notes to Interim Consolidated Financial Statements (cont'd)
                                                           (Unaudited)

                                               Statement of Operations by Segment
                                          For the three months ended September 30, 2002


                                            Insurance -   Insurance -                                Corporate
                                              North        Overseas       Global       Financial        and            ACE
                                             American       General     Reinsurance    Services       Other(1)    Consolidated
                                            ----------    ----------    -----------    ---------     ---------    ------------
                                                                      (in thousands of U.S. Dollars)
Operations Data
Property and Casualty
Gross premiums written                      $ 1,783,574   $ 1,007,923   $  185,474     $  493,225     $       -    $ 3,470,196
Net premiums written                            869,008       689,318      131,008        476,605             -      2,165,939
Net premiums earned                             654,003       647,308      194,307        373,113             -      1,868,731
Losses and loss expenses                        452,643       445,900      101,069        328,180             -      1,327,792
Policy acquisition costs                         54,493       140,860       37,339         17,132             -        249,824
Administrative expenses                          86,031       107,031       10,174         15,912        29,894        249,042
                                            ------------  ------------  -----------   ------------    ----------   ------------
Underwriting income (loss)                       60,836       (46,483)      45,725         11,889       (29,894)        42,073
                                            ------------  ------------  -----------   ------------   -----------   ------------

Life
Gross premiums written                                -             -       58,529              -             -         58,529
Net premiums written                                  -             -       56,848              -             -         56,848
Net premiums earned                                   -             -       56,848              -             -         56,848
Life and annuity benefits                             -             -       59,697              -             -         59,697
Policy acquisition costs                              -             -        3,189              -             -          3,189
Administrative expenses                               -             -        1,626              -             -          1,626
Net investment income                                 -             -        6,927              -             -          6,927
                                            ------------  ------------  -----------   ------------   -----------   ------------
Underwriting income (loss)                            -             -         (737)             -             -           (737)
                                            ------------  ------------  -----------   ------------   -----------   ------------

Net investment income -
   property and casualty                        101,500        28,519       23,863         45,615        (6,684)       192,813
Other income (expense)                             (271)         (230)         554            431             -            484
Interest expense                                  7,595           493        4,565          3,103        32,923         48,679
Income tax expense (benefit)                     41,661        (3,141)      (1,432)         6,761       (16,349)        27,500
                                            ------------  ------------  -----------   ------------   -----------   ------------
Income excluding net realized gains
   (losses) & non-recurring expense             112,809       (15,546)      66,272         48,071       (53,152)       158,454
Debt prepayment expense*                              -             -            -              -        (9,436)        (9,436)
Net realized gains (losses)*                    (51,006)      (13,850)     (26,564)       (58,544)      (55,564)      (205,528)
                                            ------------  ------------  -----------   ------------   -----------   ------------
    Net income (loss)                       $    61,803   $   (29,396)  $   39,708    $   (10,473)   $ (118,152)   $   (56,510)
                                            ============  ============  ===========   ============   ===========   ============


      *  Shown net of income tax
      (1)Includes ACE Limited, ACE INA Holdings and intercompany eliminations.






                                                  ACE LIMITED AND SUBSIDIARIES
                                   Notes to Interim Consolidated Financial Statements (cont'd)
                                                           (Unaudited)

                                               Statement of Operations by Segment
                                          For the three months ended September 30, 2001

                                            Insurance -   Insurance -                                Corporate
                                              North        Overseas       Global       Financial        and            ACE
                                             American       General     Reinsurance    Services       Other(1)    Consolidated
                                            ----------    ----------    -----------    ---------     ---------    ------------
                                                                      (in thousands of U.S. Dollars)

Operations Data
Property and Casualty
Gross premiums written                      $ 1,317,724    $  673,035   $   94,787     $  384,649     $        -   $ 2,470,195
Net premiums written                            550,063       423,689       36,708        262,431              -     1,272,891
Net premiums earned                             478,321       445,103       69,348        374,481              -     1,367,253
Losses and loss expenses                        468,366       378,568      228,996        465,697              -     1,541,627
Policy acquisition costs                         58,028       114,013       18,465         13,601              -       204,107
Administrative expenses                          74,929        82,386       11,246         13,339         22,181       204,081
                                            ------------   -----------   ----------    -----------    -----------  ------------
Underwriting income (loss)                     (123,002)     (129,864)    (189,359)      (118,156)       (22,181)     (582,562)
                                            ------------   -----------   ----------    -----------    -----------  ------------

Life
Gross premiums written                                -             -       32,176              -              -        32,176
Net premiums written                                  -             -       32,176              -              -        32,176
Net premiums earned                                   -             -       32,176              -              -        32,176
Life and annuity benefits                             -             -       29,706              -              -        29,706
Policy acquisition costs                              -             -          559              -              -           559
Administrative expenses                               -             -        1,450              -              -         1,450
Net investment income                                 -             -          119              -              -           119
                                            ------------   -----------   ----------    -----------    -----------  ------------
Underwriting income                                   -             -          580              -              -           580
                                            ------------   -----------   ----------    -----------    -----------  ------------

Net investment income -
   property and casualty                        105,617        24,896       16,847         43,469          1,961       192,790
Other income (expense)                           (1,147)          (94)           -           (617)             -        (1,858)
Amortization of goodwill                            (90)          958        3,503          1,051         14,490        19,912
Interest expense                                  8,798           653                       4,409         35,270        49,130
Income tax expense (benefit)                     13,145       (37,728)     (33,433)         7,035        (18,997)      (69,978)
Net realized gains (losses)*                     (1,401)        1,653       (4,624)       (23,039)       (25,065)      (52,476)
                                            ------------   -----------  -----------    ------------   -----------  ------------
    Net income (loss)                       $   (41,786)   $  (67,292)  $ (146,626)    $ (110,838)    $  (76,048)  $  (442,590)
                                            ============   ===========  ===========    ===========    ===========  ============


         *   Shown net of income tax
         (1) Includes ACE Limited, ACE INA Holdings and intercompany eliminations.




                                                  ACE LIMITED AND SUBSIDIARIES
                                   Notes to Interim Consolidated Financial Statements (cont'd)
                                                           (Unaudited)

                                              Statement of Operations by Segment
                                         For the nine months ended September 30, 2002

                                            Insurance -   Insurance -                                Corporate
                                              North        Overseas       Global       Financial        and            ACE
                                             American       General     Reinsurance    Services       Other(1)    Consolidated
                                            ----------    ----------    -----------    ---------     ---------    ------------
                                                                      (in thousands of U.S. Dollars)

Operations Data
Property and Casualty
Gross premiums written                      $  4,476,260  $  2,911,298   $   773,649   $ 1,299,179    $        -    $ 9,460,386
Net premiums written                           2,100,172     1,919,904       682,840     1,269,479             -      5,972,395
Net premiums earned                            1,732,934     1,721,892       459,133       835,567             -      4,749,526
Losses and loss expenses                       1,176,275     1,082,973       192,748       689,890             -      3,141,886
Policy acquisition costs                         146,821       382,383        83,008        57,551             -        669,763
Administrative expenses                          243,604       281,486        26,054        42,979        79,214        673,337
                                             ------------ -------------  ------------  ------------   -----------   ------------
Underwriting income (loss)                       166,234       (24,950)      157,323        45,147       (79,214)       264,540
                                             ------------ -------------  ------------  ------------   -----------   ------------

Life
Gross premiums written                                 -             -       115,440             -             -        115,440
Net premiums written                                   -             -       111,798             -             -        111,798
Net premiums earned                                    -             -       111,569             -             -        111,569
Life and annuity benefits                              -             -       106,004             -             -        106,004
Policy acquisition costs                               -             -        15,253             -             -         15,253
Administrative expenses                                -             -         4,260             -             -          4,260
Net investment income                                  -             -        19,124             -             -         19,124
                                             ------------ -------------  ------------  ------------   -----------   ------------
Underwriting income                                    -             -         5,176             -             -          5,176
                                             ------------ -------------  ------------  ------------   -----------   ------------

Net investment income -
   property and casualty                         306,801        77,109        71,228       140,491       (14,074)       581,555
Other income (expense)                              (291)        3,592           554           431             -          4,286
Interest expense                                  24,286         1,414         9,257        10,358       101,318        146,633
Income tax expense (benefit)                     115,728         9,397           519        23,702       (51,038)        98,308
                                             ------------ -------------  ------------  ------------   -----------   ------------
Income excluding net realized gains
   (losses) & non-recurring expenses             332,730        44,940       224,505       152,009      (143,568)       610,616
Debt prepayment expense*                               -             -             -             -       (16,632)       (16,632)
Net realized gains (losses)*                     (90,731)      (22,247)      (57,047)     (100,516)      (78,248)      (348,789)
                                             ------------ -------------  ------------  ------------   -----------   ------------
    Net income (loss)                        $   241,999  $     22,693   $   167,458   $    51,493    $ (238,448)   $   245,195
                                             ============ =============  ============  ============   ===========   ============


         *  Shown net of income tax
         (1) Includes ACE Limited, ACE INA Holdings and intercompany eliminations.






                                                  ACE LIMITED AND SUBSIDIARIES
                                   Notes to Interim Consolidated Financial Statements (cont'd)
                                                           (Unaudited)

                                               Statement of Operations by Segment
                                          For the nine months ended September 30, 2001

                                            Insurance -   Insurance -                                Corporate
                                              North        Overseas       Global       Financial        and            ACE
                                             American       General     Reinsurance    Services       Other(1)    Consolidated
                                            ----------    ----------    -----------    ---------     ---------    ------------
                                                                      (in thousands of U.S. Dollars)

Operations Data
Property and Casualty
Gross premiums written                       $ 3,423,915   $ 2,361,139    $  427,399   $ 1,191,062   $         -   $  7,403,515
Net premiums written                           1,518,095     1,533,483       336,391     1,059,706             -      4,447,675
Net premiums earned                            1,360,207     1,429,761       233,128     1,067,481             -      4,090,577
Losses and loss expenses                       1,081,869       983,942       300,217     1,081,733             -      3,447,761
Policy acquisition costs                         149,607       320,651        48,918        38,086             -        557,262
Administrative expenses                          232,095       238,141        23,295        41,430        64,682        559,643
                                             ------------   -----------   -----------   -----------   ------------  ------------
Underwriting income (loss)                      (103,364)     (112,973)     (139,302)      (93,768)      (64,682)      (514,089)
                                             ------------   -----------   -----------   -----------   ------------  ------------

Life
Gross premiums written                                 -             -        63,155             -             -         63,155
Net premiums written                                   -             -        63,155             -             -         63,155
Net premiums earned                                    -             -        63,155             -             -         63,155
Life and annuity benefits                              -             -        58,511             -             -         58,511
Policy acquisition costs                               -             -         1,734             -             -          1,734
Administrative expenses                                -             -         2,599             -             -          2,599
Net investment income                                  -             -           454             -             -            454
                                             ------------   -----------   -----------   -----------   ------------  ------------
Underwriting income                                    -             -           765             -             -            765
                                             ------------   -----------   -----------   -----------   ------------  ------------

Net investment income -
   property and casualty                         325,738        81,627        51,378       127,251         7,158        593,152
Other income (expense)                               784          (380)            -           423             -            827
Amortization of goodwill                            (270)        2,803        10,508         3,153        43,470         59,664
Interest expense                                  25,593         2,078             -        11,637       113,786        153,094
Income tax expense (benefit)                      67,726       (25,179)      (26,055)       17,958       (55,704)       (21,254)
                                             ------------   -----------   -----------   -----------   ------------  ------------
Income excluding net realized gains
   (losses), non-recurring expenses
   and cumulative effect                         130,109       (11,428)      (71,612)        1,158      (159,076)      (110,849)
Non-recurring expenses*                                -        (3,970)         (491)            -             -         (4,461)
Net realized gains (losses)*                      (5,122)       (2,695)      (22,784)          967       (25,065)       (54,699)
Cumulative effect of adopting a
   new accounting standard                           (50)          441           539       (23,600)            -        (22,670)
                                             ------------   -----------   -----------   -----------   ------------  ------------
    Net income (loss)                        $   124,937    $  (17,652)   $  (94,348)   $  (21,475)   $ (184,141)   $  (192,679)
                                             ============   ===========   ===========   ===========   ============  ============


         *  Shown net of income tax
         (1) Includes ACE Limited, ACE INA Holdings and intercompany eliminations.





                                                  ACE LIMITED AND SUBSIDIARIES
                                   Notes to Interim Consolidated Financial Statements (cont'd)
                                                           (Unaudited)

The following tables summarize the revenues of each segment by product offering for the three and nine months ended
September 30, 2002 and 2001:

Net premiums earned by type of premium

Three months ended September 30, 2002
-------------------------------------                                Life,
                                                    Property &       Accident         Financial       Financial           ACE
                                                     Casualty        & Health         Services        Solutions      Consolidated
                                                    ----------       --------         ---------       ---------      ------------
                                                                            (in millions of U.S. dollars)
Insurance - North American                         $      637        $     17         $       -       $       -       $      654
Insurance - Overseas General                              489             158                 -               -              647
Global Reinsurance                                        194              57                 -               -              251
Financial Services                                          -               -                42             331              373
                                                   -----------       ---------        ----------      ----------      -----------
                                                   $    1,320        $    232         $      42       $     331       $    1,925
                                                   ===========       =========        ==========      ==========      ===========

Three months ended September 30, 2001
-------------------------------------                                Life,
                                                    Property &       Accident          Financial      Financial           ACE
                                                     Casualty        & Health          Services       Solutions      Consolidated
                                                    ----------       --------          ---------      ---------      ------------
                                                                            (in millions of U.S. dollars)

Insurance - North American                         $      478       $       -         $       -       $       -       $      478
Insurance - Overseas General                              319             126                 -               -              445
Global Reinsurance                                         70              32                 -               -              102
Financial Services                                          -               -                44             330              374
                                                   -----------      ----------        ----------      ----------      -----------
                                                   $      867       $     158         $      44       $     330       $    1,399
                                                   ===========      ==========        ==========      ==========      ===========

Nine months ended September 30, 2002
-------------------------------------                                Life,
                                                    Property &       Accident          Financial      Financial           ACE
                                                     Casualty        & Health          Services       Solutions      Consolidated
                                                    ----------       --------          ---------      ---------      ------------
                                                                            (in millions of U.S. dollars)

Insurance - North American                         $    1,673       $      60         $       -       $       -       $    1,733
Insurance - Overseas General                            1,307             415                 -               -            1,722
Global Reinsurance                                        459             112                 -               -              571
Financial Services                                          -               -               168             667              835
                                                   -----------      ----------        ----------      ----------      -----------
                                                   $    3,439       $     587         $     168       $     667       $    4,861
                                                   ===========      ==========        ==========      ==========      ===========

Nine months ended September 30, 2001
-------------------------------------                                Life,
                                                    Property &       Accident          Financial      Financial           ACE
                                                     Casualty        & Health          Services       Solutions      Consolidated
                                                    ----------       --------          ---------      ---------      ------------
                                                                            (in millions of U.S. dollars)

Insurance - North American                         $    1,356       $       4         $       -       $       -       $    1,360
Insurance - Overseas General                            1,061             366                 -               3            1,430
Global Reinsurance                                        233              63                 -               -              296
Financial Services                                          -               -               266             801            1,067
                                                   -----------      ----------        ----------      ----------      -----------
                                                   $    2,650       $     433         $     266       $     804       $    4,153
                                                   ===========      ==========        ==========      ==========      ===========



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

The following table summarizes the identifiable assets at September 30, 2002 and December 31, 2001:

                                       September 30             December 31
                                           2002                     2001
                                       ------------             ------------
                                           (in millions of U.S. dollars)


       Property and casualty          $     37,910              $    34,198
       Life reinsurance                        554                      480
       Other                                 2,366                    2,509
                                      -------------             ------------
       Total assets                   $     40,830              $    37,187
                                      =============             ============

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

The following is a discussion of our results of operations, financial condition, liquidity and capital resources as of and for the three and nine months ended September 30, 2002. Our results of operations and cash flows for any interim period are not necessarily indicative of our results for the full year. This discussion should be read in conjunction with our consolidated financial statements and related notes and the Management's Discussion and Analysis of Results of Operations and Financial Condition included in our Annual Report on Form 10-K for the year ended December 31, 2001.

Safe Harbor Disclosure

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Any written or oral statements made by or on behalf of ACE may include forward-looking statements which reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors (which are described in more detail elsewhere herein and in other documents we file with the Securities and Exchange Commission) include, but are not limited to, (i) the impact of the September 11th tragedy and its aftermath on ACE's insureds and reinsureds, on the insurance and reinsurance industry and on the economy in general and uncertainties relating to governmental responses to the tragedy, (ii) the ability to collect reinsurance recoverable, credit developments of reinsurers, and any delays with respect thereto, (iii) the occurrence of catastrophic events or other insured or reinsured events with a frequency or severity exceeding our estimates, (iv) the uncertainties of the loss reserving and claims settlement processes, including the difficulties associated with assessing environmental damage and asbestos related latent injuries, (v) actual loss experience, (vi) uncertainties relating to government and regulatory policies such as subjecting ACE to insurance regulation or taxation in additional jurisdictions or amending, revoking or enacting any laws, regulations or treaties affecting our current operations and other legal, regulatory and legislative developments, (vii) judicial decisions and legal tactics, (viii) the actual amount of new and renewal business and market acceptance of our products,
(ix) risks associated with the introduction of new products and services and with entering new markets, (x) the competitive environment in which we operate, related trends and associated pricing pressures, market perception, and developments, (xi) actions that rating agencies may take from time to time, (xii) developments in global financial markets, which could affect our investment portfolio and financing plans, (xiii) changing rates of inflation and other economic conditions, (xiv) losses due to foreign currency exchange rate fluctuations, (xv) loss of the services of any of our executive officers without suitable replacements being recruited in a reasonable time frame, (xvi) the ability of technology to perform as anticipated, (xvii) the amount of dividends received from subsidiaries, (xviii) economic and political conditions, and (xix) management's response to these factors. The words "believe", "anticipate", "estimate", "project", "should", "plan", "expect", "intend", "hope", "will likely result" or "will continue" and variations thereof and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future events or otherwise.

Reporting Segments

During the quarter ended March 31, 2002, following changes in executive management responsibilities, we reassessed and changed our reporting segments from individual operating units to lines of business: We operate through four business segments: Insurance - North American, Insurance - Overseas General, Global Reinsurance and Financial Services (previously known as Financial Products). We believe that these segments better represent the way we manage our operations and measure our performance. Insurance - North American includes the operations of ACE USA, ACE Bermuda and ACE Canada, excluding the financial solutions divisions in both the U.S. and Bermuda which are included in the Financial Services segment. Insurance - Overseas General includes the operations of ACE International, including

ACE Europe, ACE Japan, ACE Far East and ACE Latin America, and the insurance operations of ACE Global Markets. The reinsurance operations of ACE Global Markets are now included in the Global Reinsurance segment together with ACE Tempest Re, ACE Tempest US and our life reinsurance operation which is disclosed separately. The Financial Services segment includes the financial guaranty business of ACE Guaranty Corp. and ACE Capital Re International and the financial solutions business in the U.S. and Bermuda.

Critical Accounting Policies

Certain amounts in our consolidated financial statements are the result of transactions that require us to use our best estimates and assumptions to determine our reported values. These amounts could ultimately be materially different than what has been provided for in our consolidated financial statements. We consider the assessment of our property and casualty ("P&C") loss reserves, including asbestos reserves, the fair value of our investment portfolio including derivatives and the reinsurance recoverable to be the values requiring the most inherently subjective and complex estimates. As such, we deem our accounting policies for these amounts to be of critical importance to our consolidated financial statements. More information regarding the estimates and assumptions required to arrive at these amounts can be found below in the sections entitled, Investments and Cash, Property and Casualty Loss Reserves, Reinsurance, Asbestos and Environmental Claims and Derivatives.

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

In February 2002, we announced that one of our Bermuda subsidiaries, ACE Bermuda Insurance Ltd. ("ACE Bermuda") agreed to settle its property insurance claim with Silverstein Properties, Inc., ("Silverstein") arising from the World Trade Center disaster. The settlement is based upon a single occurrence and comprised payment of only one policy limit. ACE Bermuda and Silverstein have agreed to dismiss all litigation and arbitration pending between them. The settlement amount is within the reserve previously established for this event and does not affect the remaining group reserves for other claims arising from the September 11th tragedy. During the current quarter we paid gross losses of $61 million and net losses of $43 million for this event. As of September 30, 2002 we have paid gross losses of $585 million and net losses of $132 million with respect to the September 11th tragedy and have collected approximately 95 percent of the related recoverable. We believe our reserve in connection with the September 11th tragedy is adequate at September 30, 2002.


Results of Operations - Three months ended September 30, 2002 and 2001

The discussions that follow include tables, which show our consolidated and segment operating results for the three and nine months ended September 30, 2002 and 2001. To enhance comparability between reporting periods we have presented last year's results both including and excluding the September
11th tragedy. The "as reported" column shows our prior year results including the effects of the September 11th tragedy and the "ex WTC" column shows how our results would have been presented excluding this event. The
"percentage change from prior year" column compares our current year's results with our results from 2001, including the September 11th tragedy.

Consolidated Operating Results

                                                                   Three Months Ended               Percentage
                                                                      September 30                  change from
                                                            2002         2001           2001        prior year
                                                       ------------  ------------  ------------     ------------
                                                                    (as reported)     (ex WTC)      (as reported)
                                                             (in millions of U.S. dollars)

  Gross premiums written                                $   3,528      $   2,502      $  2,380             41%
  Net premiums written                                      2,223          1,305         1,254             70

  Net premiums earned                                       1,925          1,399         1,385             38
  Losses and loss expenses                                  1,328          1,542           892            (14)
  Life and annuity benefits                                    60             29            29            107
  Policy acquisition costs                                    253            205           204             23
  Administrative expenses                                     250            205           205             22
                                                        ----------     ----------     ---------          ------
  Underwriting income (loss)                            $      34      $    (582)     $     55             NM
                                                        ----------     ----------     ---------          ------

  Net investment income                                       199            192           192              4%
  Other income (expense)                                        -             (2)           (2)            NM
  Interest expense                                             48             49            49             (2)
  Amortization of goodwill                                      -             19            19             NM
  Income tax expense (benefit)                                 27            (70)            8             NM
                                                        ----------     ----------     ---------          ------
  Net operating income (loss)                           $     158      $    (390)     $    169             NM
                                                        ----------     ----------     ---------          ------
  Debt prepayment expense (net of income tax)                 (10)            -
  Net realized gains (losses) on investments (net of
    income tax)                                              (205)           (52)
                                                        ----------     ----------
  Net loss                                              $     (57)     $    (442)
                                                        ==========     ==========

  Loss and loss expense ratio*                               71.0%         112.7%         65.9%
  Underwriting and administrative expense ratio*             26.7%          29.8%         30.1%
  Combined ratio*                                            97.7%         142.5%         96.0%

  * Ratios exclude life reinsurance business

         NM - not meaningful

Our gross premiums written increased by 41 percent for the current quarter compared with the comparable quarter last year and our net premiums written, which reflect the premiums we retain after purchasing reinsurance protection, increased by 70 percent. Our net premiums earned, which reflect the portion of net premiums written recorded as revenues for the quarter, increased by 38 percent for this quarter compared with the same quarter last year. These increases are discussed in each segment section. The large increases are due to a combination of price increases on renewal business and new business opportunities. While these very high rates of growth are not sustainable over the long term, we believe our increasing position of importance in the global property and casualty marketplace, demonstrated by the breadth of premium increases over the entire range of our products, is sustainable.

During the current quarter, our Financial Services segment wrote several large contracts, including a large retroactive contract in the form of a loss portfolio transfer contract ("LPT") for $178 million, bringing the total LPT business for the quarter to $187 million. Our LPT activity for the same quarter last year was $135 million. When LPT contracts are written in a quarter, they can cause variations in premium volume compared with other quarters, particularly in net premiums earned as the entire written premium is fully earned in the quarter it is written, LPTs are discussed in more detail in the Financial Services segment.

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

Our loss and loss expense ratio was 71.0 percent for the current quarter compared with 112.7 percent for the same quarter of 2001. Our current quarter loss ratio was impacted by an accumulation of losses incurred with respect to the floods in Europe in the quarter. These series of floods caused $3 billion of industry insurance losses. We incurred $100 million of pre tax losses ($90 million after tax) from these events. Our loss ratio for the quarter ended September 30, 2001 was substantially impacted by the September 11th tragedy. If you remove the impact of the flood losses and the September 11th tragedy losses from our loss ratios, the ratios would have been 65.7 percent for the current quarter and 65.9 percent last year. This ratio is also influenced by changes in the mix of business written, particularly in the Financial Services segment where LPTs can cause variations in the loss ratio. Excluding the Financial Services segment, our loss ratios would have been 60.1 percent for the current quarter compared with 62.5 percent for the same quarter last year.

Underwriting and administrative expenses are comprised of policy acquisition costs, which include commissions, premium taxes, underwriting and other costs that vary with and are primarily related to the production of premium, and administrative expenses which include all other operating costs. The underwriting and administrative expense ratio was 26.7 percent this quarter compared with 29.8 percent for the quarter ended September 30, 2001. The principal reason for the decline is the increase in net premiums earned for the current quarter. However, this ratio is also influenced by changes in the mix of business written. Excluding the Financial Services segment, our underwriting and administrative expense ratios would have been
31.2 percent compared with 38.4 percent.

As discussed later in this report, net investment income increased by 4 percent for the current quarter compared with the same quarter last year.

Our net operating income, which is comprised of income excluding net realized gains (losses), debt prepayment expense and non-recurring expenses, was $158 million for the current quarter compared with a net operating loss of $390 million for the same quarter last year. Removing the effects of the floods in Europe in the current quarter and the September 11th tragedy last year, our net operating income would have been $248 million and $169 million for the quarters ended September 30, 2002 and 2001, respectively, a 47 percent increase. We adopted FAS 142 on January 1, 2002 and accordingly have not amortized any goodwill in the current quarter, compared with $19 million of goodwill amortized for the quarter ended September 30, 2001.

The debt prepayment expense of $10 million (net of income tax) resulted from our decision to prepay a portion of the ACE INA Subordinated Notes due in 2009. These subordinated notes bear interest at 11.2 percent. This cost was mostly attributable to the decrease in interest rates since the original note was issued.

Net realized losses on investments (net of income tax) were $205 million for the three months ended September 30, 2002 compared with net realized losses of $52 million for the three months ended September 30, 2001. The net realized losses incurred in the current quarter are discussed in detail in the net realized gains (losses) on investments section.

Segment Operating Results

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

                                                                  Three Months Ended               Percentage
                                                                     September 30                  change from
                                                             2002          2001          2001      prior year
                                                         ------------  ------------  ------------  ------------
                                                                     (as reported)     (ex WTC)   (as reported)
                                                               (in millions of U.S. dollars)
  Gross premiums written                                 $   1,783      $   1,318     $   1,318          35%
  Net premiums written                                         869            551           573          58

  Net premiums earned                                          654            478           500          37
  Losses and loss expenses                                     453            468           349          (3)
  Underwriting and administrative expenses                     141            133           133           6
                                                         ----------     ----------    ------------    --------
  Underwriting income (loss)                             $      60      $    (123)    $      18          NM
                                                         ----------     ----------    ------------    --------

  Net investment income                                        101            106           106          (5)%
  Other income (expense)                                         -             (1)           (1)         NM
  Interest expense                                               7              9             9         (22)
  Income tax expense                                            41             13            29         215
                                                         ----------     ----------    ------------    --------
  Net operating income (loss)                            $     113      $     (40)    $      85          NM
                                                         ----------     ----------    ------------    --------

  Loss and loss expense ratio                                 69.2%          97.9%         69.8%
  Underwriting and administrative expense ratio               21.5%          27.8%         26.6%
  Combined ratio                                              90.7%         125.7%         96.4%

           NM - not meaningful

Gross premiums written for the segment increased by 35 percent for the quarter compared with the same quarter last year. ACE USA and ACE Bermuda benefited from a reduced supply of reinsurance in the marketplace, which resulted in increased premium prices and underwriting opportunities for both operations.

Gross premiums written in ACE USA, which is the major component of this segment, increased by 33 percent to $1.7 billion for the current quarter compared with $1.3 billion last year. The majority of this growth stems from ACE USA's Westchester Specialty, Diversified Risk (formerly Professional Risk) and Accident and Health Groups. The main driver of the increase in Westchester Specialty is their excess and surplus lines division that has been able to capitalize on current market conditions to significantly increase its pricing as well as obtain improved policy terms and conditions. This is principally due to a decline in available insurance capacity due to a decrease of available reinsurance in the market and the fact that capacity in the admitted market has been shrinking (partly because terrorism coverage exclusions have not been approved by a large number of U.S. states). The Diversified Risk Group (formerly known as the Professional Risk Group) provides insurance coverages for management and professional liability including E&O, D&O, as well as surety, aviation and satellite risks. Recent high profile corporate failures as well as allegations of public company management impropriety have greatly increased demand for E&O, D&O, and surety coverage and this has resulted in significant increases in price combined with much lower policy limits and improvements in policy terms. The Accident and Health Group also contributed to ACE USA's growth this quarter producing $31 million in gross premiums written mainly from new business initiated late in 2001 and earlier this year.

ACE Bermuda reported $110 million in gross premiums written for the quarter compared with $63 million last year, a 75 percent increase. This significant increase is due primarily to growth in core lines of business as gross premiums written for excess liability increased by over 30 percent, excess property by over 44 percent and professional lines more than doubled.

Net premiums written for the Insurance - North American segment increased by 58 percent for the current quarter compared with the same quarter last year. Growth in net premiums written outpaced our growth in gross premiums written partly due to our decision to purchase less reinsurance in the current market conditions. Net premiums earned increased by 37 percent for the current quarter compared with the same quarter last year, reflecting the strong growth in premiums written.

The loss and loss expense ratio was 69.2 percent for the current quarter compared with 97.9 percent last year. The loss ratio last year was impacted by losses we incurred from the September 11th tragedy. Excluding the impact of the September 11th tragedy, the loss and loss expense ratio would have been 69.8 percent for the quarter ended September 30, 2001. This slight decrease resulted from the general improvement in insurance pricing, offset somewhat by a change in business mix at ACE USA and higher losses in the ACE Bermuda professional liability book.

The underwriting and administrative expense ratio declined from 27.8 percent last year to 21.5 percent for the current quarter. This decline is primarily a result of reduced policy acquisition costs for the segment due to a shift to lower commission products like D&O and E&O from higher commission professional risk and property business. Administrative expenses increased in the current quarter principally due to the growth in new product lines and increased volume in existing product lines.

Net underwriting income for the Insurance - North American segment was $60 million for the quarter compared with an underwriting loss of $123 million for the same quarter last year. Even if we excluded the impact of the September 11th tragedy on last year's results, our underwriting income in this segment would have increased by 233 percent, from $18 million last year to $60 million this year. This increase is primarily the result of growth in net premiums earned and a decline in the combined ratio in the current quarter compared with the quarter ended September 30, 2001.

Net operating income increased due to the substantial increase in underwriting income in the current year and the effects of the September 11th tragedy in the prior year. Excluding the September 11th tragedy, net operating income increased by 33 percent.


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

                                                                  Three Months Ended               Percentage
                                                                     September 30                  change from
                                                             2002          2001          2001      prior year
                                                         ------------  ------------  ------------  ------------
                                                                       (as reported)   (ex WTC)    (as reported)
                                                               (in millions of U.S. dollars)

  Gross premiums written                                 $    1,008     $      673    $      693          50%
  Net premiums written                                          690            423           469          63

  Net premiums earned                                           647            445           491          45
  Losses and loss expenses                                      446            379           312          18
  Underwriting and administrative expenses                      247            196           196          26
                                                         -----------    -----------   -----------     --------
  Underwriting loss                                      $      (46)    $     (130)   $      (17)         NM
                                                         -----------    -----------   -----------     --------

  Net investment income                                          28             25            25          12%
  Other income (expense)                                         (1)             -             -          NM
  Interest expense                                                1              1             1           -
  Amortization of goodwill                                        -              1             1          NM
  Income tax benefit                                             (4)           (38)          (11)         NM
                                                         -----------    -----------   -----------     --------
  Net operating income (loss)                            $      (16)    $      (69)   $       17          NM
                                                         -----------    -----------   -----------     --------

  Loss and loss expense ratio                                  68.9%          85.1%         63.3%
  Underwriting and administrative expense ratio                38.3%          44.1%         40.0%
  Combined ratio                                              107.2%         129.2%        103.3%

         NM - not meaningful

Gross premiums written for the segment increased by 50 percent for the current quarter compared with the same quarter last year. As with Insurance - North American, this segment benefited from the favorable current market conditions.

ACE International benefited from higher premium rates on new and renewal business and a weaker U.S. dollar in posting a 44 percent increase in gross premiums written to $683 million for the current quarter compared with $474 million last year. ACE Europe, ACE Latin America and ACE Far East and ACE Asia Pacific all contributed to the increase. ACE Europe had a 73 percent increase in net premiums written for the current quarter compared with last year, primarily due to rate increases on new and renewal business and the appreciation of the Euro and the pound sterling relative to the U.S. dollar. ACE Latin America and ACE Asia Pacific had increases of net premiums written of 50 percent and 73 percent, respectively for the current quarter driven by rate increases and the strengthening of the underlying currencies relative to the U.S. dollar. ACE Far East also had an increase in net premiums written of 6 percent in a market that had no growth in the period.

Gross premiums written at ACE Global Markets increased by 63 percent to $325 million for the current quarter compared with $199 million last year. This significant increase is primarily due to rate increases in the property, professional and marine lines and new business written. We also increased our participation in Lloyd's syndicate 2488 from 90 percent in 2001 to 99.6 percent in 2002. ACE Global Markets has continued with its strategy to move from a gross line underwriter (where large gross limits are written on the basis that most of the risk is then reinsured) to a net line underwriter (where smaller gross limits are written and less reliance is placed on reinsurance).

ACE Overseas General is very committed to ACE Global Markets as our excess and surplus underwriter. For the 2003 year of account, syndicate 2488 will be reducing its capacity at Lloyd's to (pound)652 million ($1 billion) from (pound)900 million ($1.4 billion) for the 2002 year of account. Traditionally, we have underwritten excess and surplus business through our Lloyd's syndicates. We now have the ability to write business through our admitted company network as well as syndicate 2488. With the exception of marine and aviation, we feel the majority of the business lends itself to our admitted company paper. Our plan is to migrate business from the syndicate to the ACE International network of companies (namely ACE INA UK) over a three year period, at which time the syndicate will be about one-third of its current size and contain primarily marine and aviation business. The shift of the business to our company paper will also allow us to reduce our operating costs.

The loss and loss expense ratio was 68.9 percent for the current quarter compared with 85.1 percent last year. This segment incurred $68 million in losses relating to the European floods in the current quarter and $67 million in losses relating to the September 11th tragedy last year. Removing the impact of the European floods and the September 11th tragedy, the loss and loss expense ratio would have been 58.4 percent and 63.3 percent for the current quarter and last year, respectively.

The underwriting and administrative expense ratio for this segment was 38.3 percent for the current quarter compared with 44.1 percent last year. Excluding the impact of the September 11th tragedy, the underwriting and administrative expense ratio would have been 40.0 percent for the same quarter last year. The principal reason for the decline is the increase in net premiums earned for the current quarter.

This segment reported an underwriting loss of $46 million for the quarter compared with an underwriting loss of $130 million for the same quarter last year. Again, excluding the floods and the September 11th tragedy, we would have had underwriting income of $22 million for the current quarter and an underwriting loss of $17 million for the same quarter last year.

This segment had net operating losses in both the current quarter and for the quarter ended September 30, 2001 due to the floods and the September 11th tragedy as discussed. Excluding the September 11th tragedy last year and the European floods in the current quarter, net operating income would have been $17 million last year and $45 million for the current quarter.

Global Reinsurance

The Global Reinsurance segment consists of ACE Tempest Re, ACE Tempest USA and ACE Global Market's P&C reinsurance operations as well as our life reinsurance operations which are disclosed separately. The P&C reinsurance group writes catastrophe, marine, casualty, and nuclear products.


Property and Casualty

                                                                  Three Months Ended               Percentage
                                                                     September 30                  change from
                                                             2002          2001          2001      prior year
                                                         ------------  ------------  ------------  ------------
                                                                       (as reported)   (ex WTC)    (as reported)
                                                               (in millions of U.S. dollars)

  Gross premiums written                                   $    186       $     94      $    94           98%
  Net premiums written                                          131             36           59          264

  Net premiums earned                                           194             70           92          177
  Losses and loss expenses                                      101            229           16          (56)
  Underwriting and administrative expenses                       48             30           29            6
                                                           ---------     ----------    ---------      ---------
  Underwriting income (loss)                               $     45      $    (189)     $    47           NM
                                                           ---------     ----------    ---------      ---------

  Net investment income                                          24             16           16           50%
  Other income (expense)                                          1              -            -           NM
  Interest expense                                                4              -            -           NM
  Amortization of goodwill                                        -              3            3           NM
  Income tax expense (benefit)                                   (1)           (33)           2           NM
                                                           ---------     ----------    ---------     ----------
  Net operating income (loss)                              $     67      $    (143)     $    58           NM
                                                           ---------     ----------    ---------     ----------

  Loss and loss expense ratio                                  52.0%         330.2%        17.7%
  Underwriting and administrative expense ratio                24.4%          42.8%        31.8%
  Combined ratio                                               76.4%         373.0%        49.5%

    NM - not meaningful


Gross premiums written increased by 98 percent for the current quarter compared with the same quarter last year. All three of the ACE Global Reinsurance operations (Bermuda, U.S. and London) contributed to the growth. ACE Tempest Re, where we write most of the property catastrophe business, had a 51 percent increase in gross premiums written to $80 million. Catastrophe related rates overall remained firm during the quarter, with rates up approximately 8 percent over the prior year. As returns on this business generally are adequate, we expect rates to remain essentially flat over the next several quarters barring any major catastrophe claim activity. Some of the business in the market continues to have inadequate rates and terms, and as such we continue to decline more business than we write. ACE Tempest U.K. which is principally focused on specialty reinsurance products had an increase in gross premiums written of 80 percent to $36 million for the current quarter compared with $20 million last year. ACE Tempest U.S., established in 2000 with an initial focus on writing P&C reinsurance, had an increase in gross premiums written of 229 percent to $69 million for the current quarter compared with $21 million last year.

Net premiums written increased to $131 million for the quarter compared with $36 million last year ($59 million if we exclude the impact of accrued reinsurance ceded premiums related to the September 11th tragedy last year). This significant increase is primarily a result of the growth in gross premiums written in a segment that retains most of the gross premium that it writes.

The loss and loss expense ratio was 52.0 percent for the current quarter compared with 330.2 percent last year. This segment incurred $32 million in losses relating to the European floods in the current quarter and $213 million in losses relating to the September 11th tragedy last year. Removing the impact of the European floods and the September 11th tragedy, the loss and loss expense ratio would have been 35.5 percent and 17.7 percent for the current quarter and last year, respectively. This increase is primarily a result of changes in the mix of business as this segment transforms from a property catastrophe writer to a multi-line writer. The underwriting and administrative expense ratio declined to 24.4 percent for the current quarter from 42.8 percent last year. Excluding the impact of the September 11th tragedy, the underwriting and administrative expense ratio would have been 31.8 percent last year. This improvement is primarily the result of the increase in net premiums earned.

Underwriting income for the Global Reinsurance segment increased to $45 million for the quarter compared with an underwriting loss of $189 million for the same quarter last year. Excluding the impact of the two events mentioned above, underwriting income would have increased to $77 million for the current quarter compared with $47 million last year. This increase is primarily a result of higher premium rates in the P&C insurance and reinsurance market since the September 11th tragedy.

Net operating income increased to $67 million for the current quarter compared with a net operating loss of $143 million last year. Removing the impact of the European floods and the September 11th tragedy, net operating income would have improved to $96 million for the current quarter compared with $58 million last year. The increase is a result of higher underwriting income from all the divisions during the current quarter.

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

                                                            Three Months Ended         Percentage
                                                               September 30            change from
                                                            2002          2001         prior year
                                                         -----------   -----------     ------------
                                                       (in millions of U.S. dollars)

 Gross premiums written                                    $      58     $     32             81%
 Net premiums written                                             57           32             78

 Net premiums earned                                              57           32             78
 Life and annuity benefits                                        60           29            107
 Underwriting and administrative expenses                          5            2            150
 Net investment income                                             7            -             NM
                                                           ----------    ---------      ----------
 Net operating income (loss)                               $      (1)    $      1             NM
                                                          -----------    ---------      ----------
     NM - not meaningful

The life reinsurance group wrote $58 million of business for the quarter ended September 30, 2002 compared with $32 million last year. The quarter ended September 30, 2001 included $7 million of recurring business compared with $28 million of recurring business in the current quarter. We continue to be focused on writing risk transfer treaty business where the principal risk is mortality and morbidity based. Our current product portfolio focuses mainly on life and variable products. We recently made the decision to cease pursuing large, one-time transaction business and the long-term disability business, as we no longer believe our efforts in these areas justify the potential returns.

Financial Services

The Financial Services segment consists of two broad categories: financial guaranty business and financial solutions business. The financial guaranty business includes municipal and non-municipal financial guaranty reinsurance, title cover, single-name and portfolio credit default swaps, mortgage guaranty reinsurance, trade credit reinsurance and residual value reinsurance. The financial solutions business includes insurance and reinsurance solutions to complex risks that generally cannot be adequately addressed by the traditional insurance marketplace. Each financial solutions contract is unique and specifically tailored for an individual client, but generally they are multi-year and contain some form of client participation. Both units write structured finance transactions which are recorded at higher loss and loss expense ratios than other business. These transactions are typically longer term contracts where profit emerges over the term of the contract and relies on investment income as a component of profitability. Due to the nature of the financial solutions business, premium volume can vary significantly from period to period and therefore premiums written in any one quarter are not indicative of premiums to be written in future quarters.

We also write retroactive contracts, including LPTs, which indemnify ceding companies for events that have occurred in prior years. While these types of contracts are generally written in the Financial Services segment, they can also be written in other segments, including the life reinsurance group. These contracts, which meet the established criteria for reinsurance accounting under United States generally accepted accounting principles ("GAAP"), are recorded in the statement of operations when written and generally result in large one-time written and earned premiums with comparable incurred losses. These contracts, when written, can cause significant variances in gross premiums written, net premiums written, net premiums earned, net incurred losses as well as the loss and loss expense ratio and underwriting and administrative expense ratio. At the time one of these contracts is written, we make certain assumptions with respect to the ultimate amount and timing of payments in order to establish loss and loss expense reserves. As with most loss reserves, the actual amount and timing of payments may result in loss and loss expenses which are significantly greater or less than the reserves initially provided.

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

                                                                    Three Months Ended              Percentage
                                                                       September 30                 change from
                                                             2002          2001          2001       prior year
                                                         ------------  ------------  ------------  ------------
                                                                       (as reported)   (ex WTC)    (as reported)
                                                               (in millions of U.S. dollars)

   Gross premiums written                                  $    493      $     385     $    243             28%
   Net premiums written                                         476            263          121             81

   Net premiums earned                                          373            374          270              -
   Losses and loss expenses                                     328            466          215            (30)
   Underwriting and administrative expenses                      33             26           26             27
                                                          ----------     ----------    ---------      ----------
  Underwriting income (loss)                              $      12      $    (118)    $     29             NM
                                                          ----------     ----------    ---------      ----------

  Net investment income                                          46             43           43              7%
  Other income (expense)                                          -             (1)          (1)            NM
  Interest expense                                                3              4            4            (25)
  Amortization of goodwill                                        -              1            1             NM
  Income tax expense                                              7              7            7              -
                                                         -----------      ---------    ---------      ----------
  Net operating income (loss)                            $       48       $    (88)    $     59             NM
                                                         -----------      ---------    ---------      ----------
  Loss and loss expense ratio                                  88.0%         124.4%        79.4%
  Underwriting and administrative expense ratio                 8.8%           7.2%         9.9%
  Combined ratio                                               96.8%         131.6%        89.3%

         NM - not meaningful

The Financial Services' net operating income increased by $136 million to $48 million for the current quarter compared with a net operating loss of $88 million last year. This segment was significantly affected by the September 11th tragedy during the quarter ended September 30, 2001. Excluding this event, net operating income would have been $59 million last year and on this basis net operating income decreased by $11 million or 19 percent compared with last year. The combined ratio decreased from 131.6 percent last year to 96.8 percent in the current quarter. Excluding the September 11th tragedy, the combined ratio increased in the current quarter compared with 89.3 percent last year. This increase is attributed primarily to increased LPTs and structured finance business which are recorded at higher loss and loss expense ratios than other business.

The financial guaranty operation reported an increase in net operating income of 21 percent to $29 million for the current quarter, compared with $24 million for the quarter ended September 30, 2001. Gross premiums written increased by 285 percent to $144 million compared with $37 million for the same quarter last year. Most divisions contributed to the increased business during the current quarter. The structured finance operation wrote four, multi-year programs where we provide first loss protection on synthetic collateralized debt obligations totaling $103 million.

Financial solutions reported net operating income of $19 million for the current quarter, a $131 million increase compared with net operating loss of $112 million for the quarter ended September 30, 2001. This operation was heavily impacted by the September 11th tragedy. Excluding the impact of this event, net operating income last year would have been $35 million. This decrease relates primarily to the increase in LPT volume from $135 million last year to $187 million for the current quarter. As previously stated, these transactions are recorded at higher loss and loss expense ratios than our other business. In addition, during the current quarter, we wrote a $38 million securitization transaction, which is being reserved at 100 percent loss ratio.

The loss and loss expense ratio decreased from 124.4 percent last year to
88.0 percent for the current quarter. Excluding the impact of the September 11th tragedy, the loss and loss expense ratio would have been 79.4 percent last year, reflecting an increase in the current quarter due to the impact of higher LPT volume and structured finance business. The increase in LPTs and the structured finance business also affected the underwriting and administrative expense ratio in the current quarter as these transactions typically incur lower commission costs than other business. The underwriting and administrative ratio decreased from 9.9 percent last year, excluding the September 11th tragedy, to 8.8 percent for the current quarter.


Results of Operations - Nine months ended September 30, 2002 and 2001

Consolidated Operating Results
                                                                             Nine Months Ended              Percentage
                                                                                September 30                change from
                                                                      2002          2001          2001      prior year
                                                                  ------------  ------------  ------------  ------------
                                                                                (as reported)   (ex WTC)    (as reported)
                                                                             (in millions of U.S. dollars)

 Gross premiums written                                            $   9,575      $  7,466      $   7,344          28%
 Net premiums written                                                  6,084         4,510          4,459          35

 Net premiums earned                                                   4,861         4,153          4,139          17
 Losses and loss expenses                                              3,142         3,448          2,798          (9)
 Life and annuity benefits                                               106            58             58          83
 Policy acquisition costs                                                685           559            558          23
 Administrative expenses                                                 678           602            602          12
                                                                   ----------     ---------     ----------   ----------
 Underwriting income (loss)                                        $     250      $   (514)     $     123          NM
                                                                   ----------     ---------     ----------   ----------
 Net investment income                                                   600           593            593           1%
 Other income (expense)                                                    4             1              1         300
 Interest expense                                                        146           153            153          (5)
 Amortization of goodwill                                                  -            59             59          NM
 Income tax expense                                                       98           (21)            57          NM
                                                                   ----------     ---------     ----------   ----------
 Net operating income (loss)                                       $     610      $   (111)     $     448          NM
                                                                   ----------     ---------     ----------   ----------
 Debt prepayment expense (net of income tax)                             (17)            -
 Non-recurring expenses (net of income tax)                                -            (4)
 Net realized losses on investments (net of income tax)                 (348)          (54)
 Cumulative effect of adopting a new accounting standard (net
   of income tax)                                                          -           (23)
                                                                   ----------     ---------
 Net income (loss)                                                 $     245      $   (192)
                                                                   ==========     =========

 Loss and loss expense ratio*                                           66.1%         84.3%          68.6%
 Underwriting and administrative expense ratio*                         28.3%         28.3%          28.4%
 Combined ratio*                                                        94.4%        112.6%          97.0%

 * Ratios exclude life reinsurance business

 NM - not meaningful

Gross premiums written increased by 28 percent for the nine months ended September 30, 2002 compared with the same period last year and our net premiums written, which reflect the premiums we retain after purchasing reinsurance protection, increased by 35 percent. During the nine months ended September 30, 2001, we wrote several large retroactive contracts in the form of LPTs totaling $552 million compared with $212 million for the current period. Our net premiums earned, which reflect the portion of net premiums written recorded as revenues for the period, increased by 17 percent for the period compared with the same period last year. These increases are discussed in each segment section, but generally are due to a combination of price increases on renewal business and new business opportunities.

Certain operating entities within the Financial Services segment may write large multi-year contracts, including retroactive contracts in the form of LPTs. These contracts may make the comparison of premium trends more difficult. Excluding the Financial Services segment, gross written, net written and net earned premiums increased by 31 percent, 39 percent and 29 percent, respectively.

The loss and loss expense ratio was 66.1 percent for the current period compared with 84.3 percent last year. Our current year loss ratio was impacted by an accumulation of losses incurred with respect to the floods in Europe in the third quarter. Our loss ratio for the nine months of 2001 was substantially impacted by the September 11th tragedy. If you remove the impact of the flood losses and our September 11th tragedy losses from our loss ratios, the ratios would have been 64 percent for the current period and 68.6 percent last year. This ratio is also influenced by changes in the mix of business written, particularly in the Financial Services segment where LPTs can cause variations in the loss ratio. Excluding the Financial Services segment, our loss ratios would have been 60.1 percent compared with 63.2 percent.

The underwriting and administrative expense ratio was unchanged at 28.3 percent for the nine months ended September 30, 2002 and 2001.

Underwriting income increased by $764 million to $250 million for the nine months of 2002 compared with an underwriting loss of $514 million during the same period last year. Excluding the September 11th tragedy, last year's underwriting income would have $123 million. This significant increase is principally a result of increased prices across most lines of business and a reduction in our combined ratio.

Our net investment income was $600 million for the current period compared with $593 million last year. Investment income from strong operating cash flows have essentially been offset by lower reinvestment rates.

Net operating income was $610 million for the nine months ended September 30, 2002 compared with a net operating loss of $111 million last year. As previously noted, the September 11th tragedy reduced our net operating income by $559 million, after tax, for the period ended September 30, 2001. Excluding the impact of this catastrophic event, net operating income would have been $448 million last year. This translates to a 36 percent increase in net operating income which was primarily due to growth in net premiums earned for the nine months ended September 30, 2002 compared with the same period last year. Additionally, we adopted FAS 142 on January 1, 2002 and accordingly have not amortized any goodwill in the current period, compared with $59 million of goodwill amortized for the period ended September 30, 2001.

The debt prepayment expense of $17 million (net of income tax) incurred during the period resulted from our decision to prepay a portion of the ACE INA Subordinated Notes due in 2009. These subordinated notes bear interest at 11.2 percent. During 2001, we had non-recurring expenses of $4 million (net of income tax) relating to a contractual obligation due to a departing employee.

Net realized losses on investments (net of income tax) were $348 million for the nine months ended September 30, 2002 compared with net realized losses of $54 million for the nine months ended September 30, 2001. The net realized losses incurred in the current period are discussed in detail in the net realized gains (losses) on investments section. As discussed later in this report, on January 1, 2001 we adopted FAS 133 and recorded an expense related to the cumulative effect of adopting this standard of $23 million, net of income tax of $12 million.


Segment Operating Results

Insurance - North American

                                                                    Nine Months Ended              Percentage
                                                                       September 30                change from
                                                             2002          2001          2001      prior year
                                                         ------------  ------------  ------------  --------------
                                                                       (as reported)   (ex WTC)   (as reported)
                                                               (in millions of U.S. dollars)

  Gross premiums written                                  $   4,476      $   3,424     $  3,424             31%
  Net premiums written                                        2,100          1,518        1,540             38

  Net premiums earned                                         1,733          1,360        1,382             27
  Losses and loss expenses                                    1,176          1,082          963              9
  Underwriting and administrative expenses                      391            381          381              3
                                                          ----------     ----------    ---------        --------
  Underwriting income (loss)                              $     166      $    (103)    $     38             NM
                                                          ----------     ----------    ---------        --------

  Net investment income                                         306            326          326             (6)%
  Other income (expense)                                          -              1            1              -
  Interest expense                                               24             26           26             (8)
  Income tax expense                                            115             68           84             69
                                                          ----------     ----------    ---------       ---------
  Net operating income                                    $     333      $     130     $    255            156%
                                                          ----------     ----------    ---------       ---------

 Loss and loss expense ratio                                   67.9%          79.5%        69.7%
 Underwriting and administrative expense ratio                 22.5%          28.1%        27.6%
 Combined ratio                                                90.4%         107.6%        97.3%

   NM - not meaningful

Gross premiums written for the segment increased by 31 percent for the period compared with the same period last year. Both ACE USA and ACE Bermuda have contributed to the increase. ACE USA's gross premiums written increased by 29 percent to $4.1 billion for the nine months ended September 30, 2002 compared with $3.2 billion for the same period last year. Most of ACE USA's operating divisions experienced strong premium growth during the period, attributed largely to rising prices which is a result of the reduced availability of insurance for larger property accounts and excess casualty coverages. In addition, demand and pricing have increased for E&O and D&O coverage due to recent corporate failures and allegations of public company management misconduct. These market conditions have also led to generally favorable changes in policy terms and conditions.

ACE Bermuda has been successful in growing its core lines of business, reporting an increase in gross premiums written of 64 percent to $310 million for the period compared with $190 million last year. This significant increase is primarily a result of rate increases in the insurance and reinsurance market in general, due to the September 11th tragedy and recent corporate failures.

This segment's loss and loss expense ratio was 67.9 percent for the current period compared with 79.5 percent for the same period last year. Excluding the impact of the September 11th tragedy, last year's loss ratio would have been 69.7 percent. This reduction is principally due to higher levels of net premiums earned, partially achieved by rate increases.

The underwriting and administrative expense ratio declined to 22.5 percent from 28.1 percent last year. This decline is primarily a result of a change in product mix, as more E&O and D&O business with lower commission was written during the period. In addition, at ACE USA, Westchester Specialty generated commissions from reinsurance ceded to other insurance companies in order to reduce volatility in this unit's growing casualty and umbrella coverages. Administrative expenses increased in the current period principally due to the growth in new product lines and increased volume in existing product lines.


Underwriting income was $166 million for the nine months compared with an underwriting loss of $103 million for the same period last year. Excluding the September 11th tragedy, the Insurance-North American segment would have produced underwriting income of $38 million for the period ended September
30, 2001. The large increase in net earned premiums was principally responsible for the large increase in underwriting income.

Net operating income has increased 156 percent for the period compared with last year. Excluding the impact of the September 11th tragedy, net operating income would have increased by 31 percent. This significant increase in net operating income in the current period is due to the increase in underwriting income in the segment.

Insurance - Overseas General

                                                                   Nine Months Ended              Percentage
                                                                     September 30                 change from
                                                            2002          2001          2001      prior year
                                                        ------------  ------------  ------------  ------------
                                                                     (as reported)    (ex WTC)    (as reported)
                                                              (in millions of U.S. dollars)

  Gross premiums written                                 $   2,911      $   2,361     $   2,381            23%
  Net premiums written                                       1,920          1,533         1,579            25

  Net premiums earned                                        1,722          1,430         1,476            20
  Losses and loss expenses                                   1,083            984           917            10
  Underwriting and administrative expenses                     664            559           559            19
                                                         ----------     ----------    ----------    -----------
  Underwriting income (loss)                             $     (25)     $    (113)    $       -            NM
                                                         ----------     ----------    ----------    -----------
  Net investment income                                         77             82            82            (6)%
  Other income (expense)                                         3              -             -            NM
  Interest expense                                               2              2             2             -
  Amortization of goodwill                                       -              3             3            NM
  Income tax expense (benefit)                                   9            (25)            2            NM
                                                         ----------     ----------    ----------    -----------
  Net operating income (loss)                            $      44      $     (11)    $      75            NM
                                                         ----------     ----------    ----------    -----------

 Loss and loss expense ratio                                  62.9%          68.8%         62.1%
 Underwriting and administrative expense ratio                38.5%          39.1%         37.8%
 Combined ratio                                              101.4%         107.9%         99.9%

         NM - not meaningful

Gross premiums written for the segment increased by 23 percent for the period compared with the same period last year. ACE International's gross premiums written increased by 23 percent to $2 billion for the nine months ended September 30, 2002 compared with $1.6 billion last year. Geographically, Europe and Asia contributed the most to this growth, principally driven by strong rate increases in both the P&C and A&H businesses and additionally by the strengthening of foreign currencies relative to the U.S. dollar.

ACE Global Markets' gross premiums written increased by 24 percent to $940 million for the nine months ended September 30, 2002 compared with $756 million last year. This significant increase is primarily due to rate increases in the property, professional and marine lines and new business written. We also increased our participation in Lloyd's syndicate 2488 from 90 percent in 2001 to 99.6 percent in 2002.

The loss and loss expense ratio declined to 62.9 percent for the nine months ended September 30, 2002 compared with 68.8 percent for the same period last year. This segment incurred $68 million in losses relating to the European floods in the current year and $67 million in losses relating to the September 11th tragedy last year. Removing the impact of the European floods and the September 11th tragedy, the loss and loss expense ratio would have been 58.9 percent and 62.1 percent for the current period and last year, respectively.

The underwriting and administrative expense ratio for this segment was relatively stable at 38.5 percent for the nine months ended September 30, 2002 compared with 39.1 percent last year.

Net operating income for the current period was $44 million compared with a net operating loss of $11 million last year. Last year's results were impacted by the September 11th tragedy. Excluding this event there would have been net operating income of $75 million last year. The decrease is attributable to the underwriting loss for the current period.


Global Reinsurance

Property and Casualty
                                                                    Nine Months Ended               Percentage
                                                                       September 30                 change from
                                                             2002          2001          2001       prior year
                                                         ------------  ------------  ------------  -------------
                                                                       (as reported)   (ex WTC)    (as reported)
                                                               (in millions of U.S. dollars)

  Gross premiums written                                   $    774      $    427       $   427           81%
  Net premiums written                                          683           336           359          103

  Net premiums earned                                           459           233           255           97
  Losses and loss expenses                                      193           300            87          (36)
  Underwriting and administrative expenses                      109            73            72           49
                                                           ---------     ---------      --------       -------
  Underwriting income (loss)                               $    157      $   (140)      $    96           NM
                                                           ---------     ---------      ---------      -------

  Net investment income                                          71            51            51           37%
  Other income (expense)                                          1             -             -           NM
  Interest expense                                                9             -             -           NM
  Amortization of goodwill                                        -            10            10           NM
  Income tax expense                                              1           (26)            9           NM
                                                           ---------     ---------      --------       -------
  Net operating income (loss)                              $    219      $    (73)      $   128           NM
                                                           ---------     ---------      --------       -------

 Loss and loss expense ratio                                   42.0%        128.8%         34.2%
 Underwriting and administrative expense ratio                 23.7%         31.0%         28.0%
 Combined ratio                                                65.7%        159.8%         62.2%

         NM - not meaningful

Gross premiums written increased by 81 percent for the nine months ended September 30, 2002, compared with the same period last year. ACE Tempest Re, ACE Tempest U.K. and ACE Tempest U.S. all contributed to this significant increase. ACE Tempest Re reported a 58 percent increase in gross premiums written to $429 million compared with $271 million for the nine months ended September 30, 2001. ACE Tempest U.K. increased its gross premiums written by 70 percent to $196 million for the current period compared with $115 million last year. At ACE Tempest U.S., gross premiums written grew by 260 percent to $148 million for the current period compared with $41 million for the nine months ended September 30, 2001.

Net premiums written more than doubled for the nine months ended September 30, 2002 compared with last year. Excluding the impact of the September 11th tragedy, net premiums written would have been $359 million for the nine months ended September 30, 2001. This increase is primarily a result of the growth in gross premiums written and additionally due to the reduced level of reinsurance purchased by ACE Tempest U.K.

The loss and loss expense ratio improved from 128.8 percent last year to 42.0 percent in the current period. Removing the impact of the September 11th tragedy, the loss and loss expense ratio would have been 34.2 percent last year. This increase is due to losses associated with the European floods in the current period. The underwriting and administrative expense ratio declined to 23.7 percent for the nine months ended September 30, 2002, from 31.0 percent last year. Excluding the September 11th tragedy, the underwriting and administrative expense ratio would have been 28.0 percent last year. The improvement is a result of higher premium production levels during the period.

This segment's underwriting income increased to $157 million for the nine months ended September 30, 2002, compared with an underwriting loss of $140 million for the same period last year. Excluding the impact of the September 11th tragedy, underwriting income would have been $96 million last year. This significant increase is primarily a result of higher premium rates in the P&C insurance and reinsurance market since the September 11th tragedy, although these increases are now beginning to stabilize.

Net operating income increased to $219 million for the current period compared with a net operating loss of $73 million last year. Removing the impact of the European floods and the September 11th tragedy, net operating income would have improved to $248 million for the current period compared with $128 million last year. This increase is a result of higher underwriting income from all the divisions and the increase in net investment income.


Life Reinsurance
                                                        Nine Months Ended        Percentage
                                                           September 30          change from
                                                       2002           2001       prior year
                                                   ------------   ------------   ------------
                                                  (in millions of U.S. dollars)

 Gross premiums written                               $    115      $     63           83%
 Net premiums written                                      112            63           77

 Net premiums earned                                       112            63           77
 Life and annuity benefits                                 106            58           83
 Underwriting and administrative expenses                   20             4          400
 Net investment income                                      19             -           NM
                                                      ---------     ---------      --------
 Net operating income                                 $      5      $      1          400%
                                                      ---------     ---------      --------
 NM - not meaningful

For the nine months ended September 30, 2002, the life reinsurance group reported $5 million in net operating income compared with $1 million for the same period last year. We are focused on writing risk transfer treaty business where the principal risk is mortality and morbidity based. Our current product portfolio focuses mainly on life and variable products.



Financial Services
                                                                     Nine Months Ended              Percentage
                                                                        September 30                change from
                                                             2002          2001          2001       prior year
                                                         ------------  ------------  ------------   ------------
                                                                       (as reported)   (ex WTC)     (as reported)
                                                               (in millions of U.S. dollars)

   Gross premiums written                                 $   1,299     $   1,191     $   1,049              9%
   Net premiums written                                       1,269         1,060           918             20

   Net premiums earned                                          835         1,067           963            (22)
   Losses and loss expenses                                     690         1,082           831            (36)
   Underwriting and administrative expenses                     100            79            79             27
                                                          ----------    ----------    ----------       ---------
  Underwriting income (loss)                              $      45     $     (94)    $      53             NM
                                                          ----------    ----------    ----------       ---------

  Net investment income                                         141           127           127             11%
  Interest expense                                               10            11            11             (9)
  Amortization of goodwill                                        -             3             3             NM
  Income tax expense                                             24            18            18             33
                                                          ----------    ----------    ----------       ---------
  Net operating income                                    $     152     $       1     $     148            151%
                                                          ----------    ----------    ----------       ---------

  Loss and loss expense ratio                                  82.6%        101.3%         86.2%
  Underwriting and administrative expense ratio                12.0%          7.5%          8.3%
  Combined ratio                                               94.6%        108.8%         94.5%

         NM - not meaningful

This segment's net operating income increased to $152 million for the nine months ended September 30, 2002 compared with $1 million for the same period last year. Last year's results were significantly affected by the September 11th tragedy. Excluding the impact of this event, net operating income would have been $148 million for the nine months ended September 30, 2001. Gross premiums written increased by 9 percent to $1.3 billion for the current period compared with $1.2 billion last year. This increase reflects the increased demand for credit derivatives partially offset by lower LPT volume experienced during the period.

The financial guaranty operations were successful in increasing net operating income by 20 percent to $83 million for the nine months ended September 30, 2002 compared with $69 million for the same period last year. During the period, we benefited from an increase in municipal refunding coupled with a robust housing market, principally in the U.S. In addition, market demand for credit derivatives and trade credit insurance was strong so we were able to increase our writings in both these areas.

The financial solutions operations had net premiums earned of $667 million for the nine months ended September 30, 2002, a 20 percent decline over the same period last year, which reported net premiums earned of $801 million. This unit was successful in writing several large multi-year, prospective, structured programs during the period, however, the premium for the same period last year was bolstered by several LPTs. The nine months ended September 30, 2001 included $552 million of LPTs compared with $212 million in the current period.

As previously stated, LPTs are typically recorded at higher loss ratios than our other lines of business and as a result the reduction in LPT business written in the nine months ended September 30, 2002 had the effect of reducing our loss and loss expense ratio compared with last year. The loss and loss expense ratio improved from 101.3 percent for the nine months ended September 30, 2001 to 82.6 percent for the current period. Excluding the September 11th tragedy, the loss and loss expense ratio was 86.2 percent last year. The underwriting and administrative expense ratio was
12.0 percent for the period ended September 30, 2002 compared with 7.5 percent last year. This increase is primarily attributed to the decrease in LPT volume in the current period compared with last year. LPTs typically incur lower commission costs than our other lines of business.

Net Investment Income

The following table provides an analysis of our net investment income by segment for the three and nine months ended September 30, 2002 and 2001:

                                         Three Months Ended            Nine Months Ended
                                            September 30                  September 30
                                         2002          2001            2002          2001
                                     ------------  ------------    ------------  ------------
                                                   (in millions of U.S. dollars)

  Insurance - North American          $     101      $    106        $    306      $    326
  Insurance - Overseas General               28            25              77            82
  Global Reinsurance - P&C                   24            16              71            51
  Global Reinsurance - Life                   7             -              19             -
  Financial Services                         46            43             141           127
  Corporate and other (1)                    (7)            2             (14)            7
                                      ----------     ---------       ---------     ---------
  Net investment income               $     199      $    192        $    600      $    593
                                      ==========     =========       =========     =========

(1) Includes ACE Limited, ACE INA Holdings and intercompany eliminations.

Net investment income is influenced by a number of factors, including the amounts and timing of inward and outward cash flows, the market level of interest rates as well as overall asset allocation. Net investment income increased by 4 percent for the quarter ended September 30, 2002 compared with the same quarter last year.

The proceeds from our sale of Ordinary Shares in the fourth quarter of 2001 and positive operating cash flow over the past five quarters resulted in an increase in net investment income of approximately $28 million for the current quarter compared with the same quarter last year. This increase was offset by a decrease of $21 million in investment income principally due to investing at lower yields on cash and short-term deposits, the rollover of our portfolio at lower current yields and the use of funds to reduce our current debt levels.

Net investment income increased by 1 percent for the nine months ended September 30, 2002 compared with the same period last year. Again, the proceeds from our equity offering in the fourth quarter of 2001 and positive operating cash flow resulted in an increase in net investment income of approximately $69 million for the current period compared with the same period last year. This increase was offset by a $62 million decrease in investment income for the same reasons discussed above.

Net Realized Gains (Losses) on Investments

Our investment strategy takes a long-term view and our portfolio is actively managed to maximize total return within certain specific guidelines, which are designed to minimize risk. Our investment portfolio is reported at fair value, however the effect of market movements on our portfolio impact income (through net realized gains (losses) on investments) when securities are sold, when other than temporary impairments are recorded on invested assets or when derivatives, including financial futures and options, interest rate swaps and credit default swaps are marked to market. Changes in unrealized gains and losses, which result from the revaluation of securities held, are reported as a separate component of accumulated other comprehensive income. The following table presents our pre-tax net realized gains (losses) on investments for the three and nine months ended September 30, 2002 and 2001:

                                                           Three Months Ended            Nine Months Ended
                                                              September 30                  September 30
                                                           2002           2001            2002          2001
                                                       ------------   ------------    ------------  ------------
                                                                     (in millions of U.S. dollars)

 Fixed maturities and short-term investments             $  (16)         $   12          $   (55)     $      1
 Equity securities                                          (55)              9              (53)           33
 Financial futures, options and interest rate swaps        (113)            (26)            (197)          (44)
 Fair value adjustment on credit derivatives                (51)            (29)             (97)          (14)
 Currency                                                    (2)             (2)               -            (6)
 Other investments                                            2             (23)               2           (33)
                                                         -------         -------         --------     ---------
 Total net realized gains (losses) on investments        $ (235)         $  (59)         $  (400)     $    (63)
                                                         =======         =======         ========     =========

Net realized losses on fixed maturities and equity securities during the current quarter include regular trading losses and losses related to write-downs of certain fixed income and equity securities in our investment portfolio that were judged to have an other than temporary decline in their fair value. The write-down from the recognition of impairments was $84 million for the current quarter. Total net realized losses were substantially offset by $226 million of net unrealized gains. The write-down from the recognition of impairments for the nine months ended September 30, 2002 was $126 million.

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

We use fixed income futures contracts and interest rate swaps to manage duration exposure. Losses of $56 million were recognized on interest rate swaps during the third quarter of 2002. These losses were a result of the drop in interest rates that resulted in unrealized gains of $282 million in our fixed income portfolio. Net realized losses generated by our equity and fixed income index futures and option contracts amounted to $57 million for the current quarter, bringing the total net realized losses attributable to financial futures and option contracts and interest rate swaps to $113 million compared with losses of $26 million for the same quarter in 2001.

The change in fair value of our credit derivatives, which principally comprise credit default swaps, for the quarter ended September 30, 2002 was a loss of $51 million compared with a loss of $29 million for the same quarter in 2001.

The level of such gains and losses is dependent upon a number of factors including changes in interest rates, credit spreads and other market factors. (See "Derivatives" below for additional information)

Other Income and Expense Items
------------------------------

                                          Three Months Ended             Nine Months Ended
                                             September 30                   September 30
                                          2002           2001           2002          2001
                                      ------------   ------------   ------------  ------------
                                                    (in millions of U.S. dollars)
    Other (income) expense            $        14    $         2    $        21   $        (1)
                                      ============   ===========    ===========   ============
    Interest expense                  $        48    $        49    $       146   $       153
                                      ============   ===========    ===========   ============
    Income tax expense (benefit)      $        (7)   $       (76)   $        37   $       (31)
                                      ============   ===========    ===========   ============
    Amortization of goodwill          $         -    $        19    $         -   $        59
                                      ============   ===========    ===========   ============

Other (income) expense includes $25 million ($17 million, net of income tax) in debt prepayment expense incurred in the second and third quarters of the current year as a result of the prepayment of a portion of the ACE INA Subordinated Notes due in 2009. This cost was mostly attributable to the decrease in interest rates since the original note was issued.

Interest expense was relatively flat at $48 million for the quarter ended September 30, 2002 compared with last year. An increase in interest expense due to our issuance of $500 million of debt (discussed in the Capital Resources section below) late in the first quarter of 2002 was offset by lower short-term interest rates on our floating rate debt and a reduction in the debt outstanding. For the nine months ended September 30, 2002 interest expense decreased by 4 percent compared with last year. This decrease is primarily attributed to lower short-term interest rates on our floating rate debt for the current period as compared with the same period last year.

For 2003, we expect that our effective tax rate will increase somewhat and be in the 18 percent to 20 percent range. Our effective tax rate is dependent upon the mix of earnings from different jurisdictions with various tax rates. In 2003, we expect higher growth in taxable jurisdictions. A different geographic mix of actual earnings would change the effective tax rate.

In June 2001, FASB issued FAS 142 which primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. As required, we adopted FAS 142 on January 1, 2002 and ceased amortizing goodwill as at that date.

Investments and Cash

Our principal investment objective is to ensure that funds will be available to meet our insurance and reinsurance obligations. Within this broad liquidity constraint, our investment portfolio's structure seeks to maximize return subject to specifically approved guidelines of overall asset classes, credit quality, liquidity and volatility of expected returns. As such, our investment portfolio is invested primarily in fixed income securities with an average credit quality of AA as rated by S&P. The portfolio is externally managed by independent professional investment managers. The average duration of our fixed income securities, including the effect of interest rate swaps, is 3.1 years at September 30, 2002.

At September 30, 2002, total investments and cash were $17.7 billion compared with $15.9 billion at December 31, 2001, an increase of $1.8 billion. The increase in total investments and cash primarily results from the net proceeds of our debt offering at the end of the first quarter, securities lending collateral of $546 million and strong operating cash flows on the strength of increased net premiums written. Offsetting these increases, we paid dividends of $142 million during the period and repaid $100 million of long-term debt and reduced our trust preferred security balance by $400 million. Our other investments principally comprise direct investments, investments in investment funds and investments in limited partnerships. For direct investments that meet the requirements for equity accounting, we accrue our portion of the net income or loss of the investment. We carry other direct investments at fair value. Where fair values are not publicly available, the investments are carried at estimated fair value. Our investments in investment funds are carried at the net asset value as advised by the fund. We account for investments in limited partnerships using the equity method. We evaluate the carrying value of our investments and if they experience a decline in value that we consider other than temporary, we record a realized loss in the statement of operations.

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

The following table identifies our invested assets at fair value, by type held at September 30, 2002 and December 31, 2001:

                                             September 30      December 31
                                                 2002             2001
                                             ------------      ------------
                                             (in millions of U.S. dollars)

   Fixed maturities available for sale       $    13,504       $    13,000
   Equity securities                                 401               467
   Short-term investments                          2,004             1,206
   Other investments                                 645               591
   Securities on loan                                533                 -
   Cash                                              650               672
                                             ------------      ------------
   Total investments and cash                $    17,737       $    15,936
                                             ============      ============

The following tables identify our fixed income portfolio, short-term investments, securities on loan and cash and cash equivalents at September 30, 2002. The first table shows the amount of these items by type while the second table shows them by credit rating, as rated by S&P.

                                             September 30
                                                 2002           Percentage
                                             Market Value        of Total
                                            -------------      -----------
                                           (in millions of
                                             U.S. dollars)

    Treasury                                 $       938               6%
    Agency                                           986               6
    Corporate                                      5,940              36
    Mortgage-backed securities                     3,193              19
    Asset-backed securities                          428               2
    Municipal update                               1,162               7
    Non-US                                         1,861              11
    Cash and cash equivalents                      2,183              13
                                             ------------      -----------
    Total                                    $    16,691             100%
                                             ============      ===========


                                             September 30
                                                 2002           Percentage
                                             Market Value        of Total
                                            -------------      -----------
                                           (in millions of
                                             U.S. dollars)

    AAA                                      $    7,861               47%
    AA                                            3,438               21
    A                                             2,856               17
    BBB                                           1,318                8
    BB                                              565                3
    B                                               636                4
    Other                                            17                -
                                             -----------       -----------
    Total                                    $   16,691              100%
                                             ===========       ===========

Property and Casualty Loss Reserves

We establish reserves for the estimated unpaid ultimate liability for losses and loss expenses under the terms of our policies and agreements. These reserves include estimates for both claims that have been reported and those that have been incurred but not reported ("IBNR"), and include estimates of expenses associated with processing and settling these claims. The table below presents a reconciliation of our unpaid losses and loss expenses for the nine months ended September 30, 2002:

                                                           Gross      Reinsurance
                                                           Losses     Recoverable        Net
                                                         ----------   ------------   -----------
                                                             (in millions of U.S. dollars)
     Balance at December 31, 2001                        $  20,728     $   10,327    $   10,401
     Losses and loss expenses incurred                       5,582          2,440         3,142
     Losses and loss expenses paid                          (4,879)        (2,120)       (2,759)
     Other (including foreign exchange revaluation)            210             45           165
                                                         ----------    -----------   -----------
     Balance at September 30, 2002                       $  21,641     $   10,692    $   10,949
                                                         ==========   = ==========   ===========

The reserve for unpaid losses and loss expenses increased by $913 million to $21.6 billion at September 30, 2002 compared with $20.7 billion at December 31, 2001. The balance at September 30, 2002 includes $13.2 billion of case and loss expense reserves compared with $13.3 billion at December 31, 2001. The process of establishing reserves for P&C claims continues to be a complex and imprecise one, requiring the use of informed estimates and judgments. Our estimates and judgments may be revised as claims develop and as additional experience and other data become available and reviewed, as new or improved methodologies are developed or as current laws change. As part of our evaluation process of loss reserves, we engage an independent actuarial firm once a year to review the methods and assumptions we use in estimating the unpaid losses and loss expenses. This annual review covers different portions of our loss reserves on a rotating basis each year and is one of the factors we use to set our loss reserves. In addition, the Insurance Department of the Commonwealth of Pennsylvania required a biannual external actuarial review when Brandywine was established. That review is underway and is expected to be completed during the fourth quarter. We continually evaluate our estimates of reserves in light of developing information and in light of discussions and negotiations with our insureds. While we believe that our reserve for unpaid losses and loss expenses at September 30, 2002 is adequate, future developments may result in ultimate losses and loss expenses significantly greater or less than the reserve provided, which could have a material adverse effect on future operating results. See "Asbestos and Environmental Claims".

Reinsurance

One of the ways we manage our loss exposure is through the use of reinsurance. While reinsurance arrangements are designed to limit our losses from large exposures and to permit recovery of a portion of direct unpaid losses, reinsurance does not relieve us of our liability to our insureds. Accordingly, our loss and loss expense reserves on our balance sheet represents our total unpaid gross losses and reinsurance recoverables on our balance sheet represents anticipated recoveries of a portion of those gross unpaid losses as well as amounts recoverable from reinsurers with respect to claims, which we have already paid. The table below presents our net reinsurance recoverable at September 30, 2002 and December 31, 2001.

                                                 September 30    December 31
                                                     2002            2001
                                                 ------------    ------------
                                                 (in millions of U.S. dollars)

   Reinsurance recoverable on paid
     losses and loss expenses                     $   1,190      $    1,066
   Reinsurance recoverable on unpaid
     losses and loss expenses                        11,488          11,116
   Reinsurance recoverable on future policy
     benefits                                             7               5
                                                  ----------     -----------
   Gross reinsurance recoverable                     12,685          12,187
   Bad debt reserve                                    (796)           (789)
                                                  ----------     -----------
   Net reinsurance recoverable                    $  11,889      $   11,398
                                                  ==========     ===========

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

Following is a breakdown of our reinsurance recoverable on paid losses at September 30, 2002:

                                             Bad Debt         % of
         Category             Amount         Reserve      Total Reserve
    -------------------   --------------  -------------  ---------------
                          (in millions of U.S. dollars)

    General collections    $       720      $      37          5.1%
    Other                          470            303         64.5
                           ------------     ----------     -----------
           Total           $     1,190      $     340         28.6%
                           ============     ==========     ===========

General collections balances represent amounts in the process of collection in the normal course of business, for which we have no indication of dispute or credit issues. We provide bad debt reserves based primarily on the application of historical loss experience to credit categories and historical dispute statistics.

The other category includes amounts recoverable that are in dispute, or are from companies, who are in supervision, rehabilitation or liquidation. Our estimation of this reserve considers the credit quality of the reinsurer, and whether we have received collateral or other credit protections such as parental guarantees. In addition, we also consider any information we may have regarding the reinsurers plans to dispute amounts recoverable and make judgments based on our knowledge and experience regarding the specific items in dispute.

The following tables provide a listing of our largest reinsurers with the first category representing the top 10 reinsurers and the second category representing the remaining reinsurers with balances greater than $20 million. The third category includes amounts due from over 2,500 companies each having balances of less than $20 million. Our bad debt reserve in the three categories is principally based on an analysis of the credit quality of the reinsurer, and collateral balances. The next category, mandatory pools and government agencies, are amounts backed by the U.S. Government. Insurance companies are required by law to participate. We have assumed no bad debts or disputed amounts for this category. Structured settlements are annuities purchased from life insurance companies to settle workers compensation claims. These amounts are assigned principally to large, highly rated life insurance companies. Since we retain the ultimate liability in the event that the assigned company fails to pay, we reflect the amount as a liability and a recoverable for GAAP purposes. These amounts are not subject to dispute and we establish our bad debt reserve based on the credit quality of the life insurers. The next category, captives, are companies established by our insurance clients to assume a significant portion of their direct insurance risk from us (i.e. they are structured to allow clients to self-insure a portion of their insurance risk). It is generally our policy to obtain collateral equal to expected losses. Where appropriate, limited exceptions are granted but only with review and sign-off at a senior officer level. Our final category, other, includes amounts recoverable that are in dispute, or are from companies that are in supervision, rehabilitation, or liquidation. We establish our bad debt reserve for these categories based on a case by case analysis of individual situations, including credit and collateral analysis and consideration of our collection experience in similar situations and the reinsurance protection we purchased from National Indemnity Company ("NICO") in both the Westchester Specialty and CIGNA P&C acquisitions. The remaining limits under these contracts are available for both future loss reserve development and uncollectible recoverables.


                                                                  June 30
          Breakdown of Reinsurance Recoverable                     2002      Bad Debt Reserve   % of Gross
          ------------------------------------                    --------   -----------------  ----------
                                                                 (in millions of U.S. dollars)

          Categories
          Top 10 reinsurers                                      $   5,664        $    47            0.8%
          Other reinsurers balances greater than $20 million         1,114             37            3.3
          Other reinsurers balances less than $20 million            2,492            233            9.5
          Mandatory pools and government agencies                      811              -              -
          Structured settlements                                       730              3            0.4
          Captives                                                     794              4            0.5
          Other                                                        829            473           57.1
                                                                 ----------       --------      ---------
          Total                                                  $  12,434        $   797            6.4%
                                                                 ==========       ========      =========

             Top 10 Reinsurers                     Other Reinsurers Balances Greater Than $20 million
             -----------------                     --------------------------------------------------

          AXA                                      AIG                         Overseas Partners
          Berkshire Group                          CNA Group                   PMA Reins Corp
          Employers Re                             Everest Rein Co             Renaissance Reinsurance Ltd.
          Equitas                                  Fairfax Holdings            Royal & Sun Alliance Ins.
          Hannover Re                              Gerling Global              Scan Re
          Munich Re                                Hartford                    SCOR
          St. Paul                                 IRB - Brasil Re             TOA
          Swiss Re                                 Liberty Mutual              White Mountain
          XL Capital                               Lloyd's
          Zurich Ins. Corp


Asbestos and Environmental Claims

Included in our liabilities for losses and loss expenses are liabilities for asbestos, environmental and latent injury damage claims and expenses, that are referred to as A&E. These claims are principally related to claims arising from remediation costs associated with hazardous waste sites and bodily injury claims related to asbestos products and environmental hazards. These amounts include provision for both reported and IBNR claims.
The table below presents loss reserve details for A&E exposures at September 30, 2002 and December 31, 2001:

                                                 September 30, 2002                         December 31, 2001
                                             Gross                 Net                  Gross                  Net
                                       ------------------   ------------------    ------------------    -----------------
                                                                 (in millions of U.S. dollars)

    Asbestos                             $     1,097            $       90             $    1,119           $     149
    Environmental and other latent
      exposures                                  911                   347                  1,089                 452
                                         ------------           -----------            -----------          -----------
    Total                                $     2,008            $      437             $    2,208           $     601
                                         ============           ===========            ===========          ===========


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

As part of the acquisition of the CIGNA P&C business, NICO provided reinsurance protection against adverse development for the aggregate liabilities of Brandywine, including environmental and asbestos liabilities. As part of the acquisition of the Westchester business, NICO provided reinsurance protection for adverse development for all losses occurring prior to 1997.

As of September 30, 2002 the remaining limit in the NICO reinsurance cover protecting Brandywine is $533 million. ACE Bermuda has a 10 percent retrocession from NICO that would equate to a $53.3 million participation in the remaining limits. As of September 30, 2002 the remaining limit in the NICO reinsurance cover protecting Westchester was approximately $600 million.

Paying for the unimpaired

A large majority of asbestos cases are dominated by claimants who are not physically sick by any accepted medical standard. Reports of pending claims by two major asbestos manufacturers in 2001 indicate that at least two-thirds are for harmless conditions with no evidence of impairment. Court decisions and legislation have begun to address the unimpaired claimants situation and the strain it puts on resources available to compensate truly impaired claimants. For instance, the federal judge presiding over all federal asbestos cases has dismissed without prejudice any and all claims that do not have an actual medical diagnosis of any asbestos-related disease. In addition, states such as Massachusetts, Maryland and Pennsylvania defer unimpaired claims until actual injury is demonstrated.

Traditional tort common law prohibits compensation for emotional injuries without proof of objective manifestation of the injury. To date, unimpaired claimants have tended to receive compensation as part of large settlement pools where unimpaired claimants are packaged by plaintiffs' lawyers along with seriously injured claimants whose presence in the pool yields heightened compensation for the entire pool. We believe that a high level of concern by (1) a judiciary facing dockets crowded with asbestos claims;
(2) some prominent plaintiffs' lawyers worrying about fair compensation for the truly injured who are becoming a diminishing percentage of all asbestos claims; and (3) defendants with peripheral contact to asbestos facing financial ruin, should result in unimpaired claimants being required to prove injury under traditional common law standards.

Peripheral and unidentified asbestos defendants

The inability of the tort system to manage and resolve asbestos cases fairly has resulted in a large number of bankruptcies of asbestos defendants, nearly 60 at last count. Bankruptcy courts may provide a rational and workable claims administration facility for many asbestos defendants overwhelmed with claims, the majority of which are filed on behalf of unimpaired claimants. When the most culpable asbestos defendants file for bankruptcy, the remaining defendants become targets. Since the bankruptcy process may eliminate the defendants with the highest percentage of asbestos-related liability, claimants proceed against the peripheral co-defendants to force them to pick up the bankrupts' shares of liability.

The issue for the co-defendants is whether the applicable state law makes them liable on a joint and several basis for the entire claim, including the bankrupts' shares of liability. Most states have enacted laws limiting at least some of the financial exposure for marginally responsible parties to the percentage of fault actually assigned those parties at trial. And in the context of the Federal Employers' Liability Act ("FELA"), the United States Supreme Court, in the Norfolk & Western Railway v. Ayers case, is considering whether to limit the liability of peripheral defendants as well as compensation for the unimpaired. We believe that a Supreme Court ruling on the merits of the claims and supporting analysis could be influential on state courts dealing with similar issues.

Claimants' lawyers have been looking for new sources of compensation to relieve the pressure on limited resources caused by bankruptcies and unimpaired claims far beyond the original asbestos and building material defendants. A 2002 report of the RAND Institute for Civil Justice estimates that over 6,000 different defendants representing peripheral industries such as manufacturers of food and beverage, textiles, paper, glass, iron and steel and durable metal goods have already been sued. In view of the large number of defendants already identified in hugely diverse industries after years of research, we believe that most legitimate defendants with serious asbestos liability have been identified although we are unable to predict the extent to which peripheral defendants with decreasing degrees of potential liability may be named in future suits.

High profile insureds

We have provided various levels of liability coverage for 48 of the original group of target defendants generally thought to have the most serious asbestos exposure. The status of the 21 policyholders (out of the 48) with the greatest asbestos exposure is as follows: 13 have been resolved by us and the remaining eight are reserved at or near actual policy limits or limits agreed to with the policyholder. Of the remaining 27 policyholders, 20 are resolved or reserved for ultimate potential exposure at a level we believe will have little variability. Three of the remaining policyholders are fully reserved based on our view of legal precedent and our experience and judgment; however, there is a low likelihood of a risk that the potential outcome could have a high level of variability. The final four policyholders involve excess policies subject to the resolutions of liability and coverage issues by and with underlying insurers. Additional reserves have been established for target policyholders where exposure exists for potential operations or non-products exposures beyond the product liability limits.

Reserving process

We conduct a reserve review of our asbestos reserves on a quarterly basis. This reserve review includes a detailed individual claim review and analysis of the policies at issue, legal precedents, as well as factual and investigative developments. In addition, the normal biannual outside actuary review required by the Pennsylvania regulator when Brandywine was established is underway to be completed during the fourth quarter. In the context of our asbestos reviews, many risk factors are considered. For the purpose of establishing our asbestos reserves, significant variables are our assumptions with respect to payments to unimpaired claimants and the liability of peripheral defendants. In calculating our reserves, we assume that relatively small amounts will be paid to unimpaired claimants and that the liability of peripheral defendants will be relatively moderate, with some court ordered or legislative limitation reflecting tangential responsibility. These assumptions are based, in part, on our view that the legislative and litigation situation will improve for defendants in the next few years.

We also consider multiple recoveries by claimants against various defendants; the ability of a claimant to bring a claim in a state in which they have no residency or exposure; the ability of a policyholder to claim the right to non-products coverage; and whether high level excess policies have the potential to be accessed given the policyholders claim trends and liability situation. It should be noted that results in other asbestos cases announced by other carriers may very well have little or no relevance to us because other coverage exposures are highly dependent upon the specific facts of individual coverage and resolution status of disputes among carrier, policyholder and claimants.

Based on the policies, the facts, the law and a careful analysis of the impact that these risk factors will likely have on any given account, management estimates the potential liability for indemnity, policyholder defense costs and coverage litigation expense. There are many complex variables that are considered when estimating the reserves for our inventory of asbestos accounts. The variables involved may directly impact the predicted outcome. Sometimes, the outcomes change significantly based on a small change in one risk factor related to just one account.

Our current asbestos reserves are based upon an assessment of our policies, legal precedents and investigative facts, and how the various risk factors are likely to be played out as those issues are litigated. While reserving for these claims is inherently uncertain, we believe that the net reserves carried for these claims are adequate. Our reserve review process involves a continual evaluation of cases taking into account all currently known information as well as reasonable assumptions related to unknown information. When facts and circumstance change, including the impact of the risk factors, changes are made to reflect overall reserve adequacy. It is possible that adverse developments could cause us to re-evaluate our assumptions, which could lead us to increase our asbestos related reserves. The NICO reinsurance cover protecting Brandywine provides a layer of protection against such adverse developments. In the event the remaining NICO cover is insufficient to cover future adverse loss development, such development could have a material adverse effect on future operating results.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity is a measure of a company's ability to generate sufficient cash flows to meet the short-term and long-term cash requirements of its business operations. As a holding company, ACE's assets consist primarily of the investments in its subsidiaries as well as other investments. In addition to net investment income, its cash flows currently depend primarily on dividends or other statutorily permissible payments from its Bermuda-based operating subsidiaries. During the nine months ended September 30, 2002, ACE was able to meet all of its obligations, including the payment of dividends declared on its Ordinary Shares and FELINE PRIDES, with its net cash flow and the dividends received. Should the need arise, we have access to the debt markets and other available credit facilities which are discussed below.

There are currently no legal restrictions on the payment of dividends from retained earnings by the Bermuda subsidiaries, as the minimum statutory capital and surplus requirements are satisfied by the share capital and additional paid-in capital of each of the Bermuda subsidiaries. However, the payment of dividends or other statutorily permissible distributions by the Bermuda subsidiaries is subject to the need to maintain shareholders' equity at levels adequate to support the insurance and reinsurance operations. During the quarter ended September 30, 2002, ACE Bermuda declared dividends of $65 million bringing the total dividends declared by ACE Bermuda during the nine months ended September 30, 2002 to $260 million. ACE Tempest Re did not declare any dividends during the period. ACE expects that a majority of its cash inflows for the remainder of 2002 will be from its Bermuda subsidiaries. Management assesses which subsidiaries to draw dividends from based on among other things, regulatory and legal restrictions and the subsidiary's financial condition, particularly its ability to provide dividends without compromising its operations.

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

During the nine months ended September 30, 2002, ACE did not receive any dividends from ACE Global Markets, ACE INA or ACE Financial Services nor does ACE expect to receive dividends from these subsidiaries during 2002. Under the Lloyd's accounting model, syndicates in Lloyd's operate each year as an annual venture. Each "year of account" is held open for three years. At the end of three years, the "year of account" purchases reinsurance from the next open year (this purchase is known as "reinsurance to close" or "RITC") and distributes the remaining funds to the investors in the syndicate. ACE Global Markets has historically reinvested these funds in operations, which have expanded each year. ACE INA has issued debt to provide partial financing for the ACE INA Acquisition and for other operating needs. This debt is serviced by dividends paid by ACE INA's insurance subsidiaries to ACE INA as well as other group resources. Because of the debt service requirements, ACE INA does not pay dividends to ACE. ACE Financial Services' U.S. insurance subsidiaries are limited in their dividend paying abilities due to their need to maintain their AA and AAA financial strength ratings.

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

Our insurance and reinsurance operations provide liquidity in that premiums are received in advance, generally substantially in advance, of the time claims are paid. Our consolidated net cash flow from operating activities was $1 billion for the three months ended September 30, 2002 bringing the total for 2002 to $1.6 billion compared with $961 million for the nine months ended September 30, 2001. Generally cash flows are affected by claim payments which, due to the nature of our operations, may comprise large loss payments on a limited number of claims and therefore can fluctuate significantly from year to year. The irregular timing of these loss payments, for which the source of cash can be from operations, available net credit facilities or routine sales of investments, can create significant variations in cash flows from operations between quarters. Net loss and loss expense payments were unchanged at $2.8 billion for the nine months ended September 30, 2002 and 2001. We believe that we have sufficient liquidity to meet our anticipated cash flow obligations, including those resulting from the September 11th tragedy. During the nine months ended September 30, 2002, we made gross claim payments of $487 million with respect to the September 11th tragedy. On a net basis, our payment with respect to this claim was $107 million during the current period and approximately 95 percent of the related recoverable has been collected. Although our ongoing operations continue to generate positive cash flows, our cash flows are impacted by a large book of loss reserves from businesses in run-off. The run-off operations generated negative cash flows of $415 million for the nine months ended September 30, 2002 compared with negative cash flows of $516 million for the same period last year, primarily due to claim payments. The run-off book of business continues to require cash to meet its liabilities and cash flows are very dependent on the timing of claim settlements.

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

Capital Resources

Capital resources consist of funds deployed or available to be deployed to support our business operations. The following table summarizes the components of our capital resources at September 30, 2002 and December 31, 2001:

                                         September 30        December 31
                                             2002                2001
                                         ------------        ------------
                                           (in millions of U.S. dollars)

       Shareholders' equity              $     6,448          $    6,107
       Mezzanine equity                          311                 311
       Trust preferred securities                475                 875
       Long-term debt                          1,749               1,349
       Short-term debt                           220                 495
                                         ------------         -----------
       Total capitalization              $     9,203          $    9,137
                                         ============         ===========


       Ratio of debt to total
       capitalization                           21.4%               20.2%

We believe our financial strength provides us with the flexibility and capacity to obtain funds externally through debt or equity financing on both a short-term and long-term basis. Our ability to access the capital markets is dependent on among other things market conditions and our perceived financial strength. We have accessed both the debt and equity markets from time to time. Historically, this has primarily been in connection with acquisitions, although we did issue Ordinary Shares in October 2001 to provide additional capital to support growth in our operations. Also, in March 2002 we issued $500 million of senior debt, primarily to repay our short-term debt and for general corporate purposes. As of September 30, 2002 we had reduced short-term debt by $275 million from the level at December 31, 2001. In addition, $50 million of ACE INA Subordinated Notes due 2009 were repaid during each of the second and third quarters of 2002 for a total repayment amount of $100 million. After tax premiums of $7 million and $10 million were paid to retire the ACE INA Notes in the second and third quarters, respectively. These costs were mostly attributable to the decrease in interest rates since the original note was issued. We expect to continue to reduce our long-term debt over the next several quarters, which may result in additional debt prepayment expense but which will also reduce our interest expense. During October 2002, we repaid the $75 million of ACE Financial Services debt, which was due to mature in November 2002.

In 1999, ACE RHINOS Trust sold in a private placement, $400 million of Auction Rate Reset Preferred Securities ("Preferred Securities"). The sole assets of the Trust consist of $412 million of Auction Rate Reset Subordinated Notes Series A ("Subordinated Notes") issued by ACE INA. Proceeds of an Ordinary Share Offering in September 2000 were used to support our guarantee of the Subordinated Notes. During the quarter ended June 30, 2002 we repaid $200 million in principal amount of Preferred Securities. We repaid the remaining $200 million of these Preferred Securities during the quarter ended September 30, 2002, reducing our trust preferred security balance to $475 million.

In addition, in 1999, we filed a registration statement with the Securities and Exchange Commission ("SEC") utilizing a "shelf" registration process relating to a number of different types of debt and equity securities. Under this shelf process, we may sell the securities described in the registration statement up to a total offering price of $4 billion. We have utilized the shelf to issue the mezzanine equity, the trust preferred securities, the short-term and long-term debt, as well as the equity offerings of $400 million in 2000 and $1.1 billion in 2001. At September 30, 2002, the amount available under this shelf filing was $127 million. Another registration statement was filed with the SEC on May 16, 2002 allowing us to sell securities up to a total offering price of $1.5 billion.

Shareholders' Equity

Fully diluted book value per share increased to $24.37 at September 30, 2002, compared with $23.59 at December 31, 2001. In calculating our diluted book value per share we include our in-the-money options together with the expected number of shares to be issued upon conversion of the Feline Prides in the denominator and the expected proceeds from these items in the numerator. Shareholder's equity increased by $341 million during the nine months ended September 30, 2002, due primarily to our net income and unrealized gains on our investment portfolio, offset by dividends declared during the period.

As part of our capital management program, in November 2001, our Board of Directors authorized the repurchase of any ACE issued debt or capital securities including Ordinary Shares, up to $250 million. As of September 30, 2002, this authorization had not been utilized.

On January 11, 2002 and April 12, 2002, we paid dividends of 15 cents per share to shareholders of record on December 31, 2001 and March 29, 2002, respectively. On July 12, 2002 and October 11, 2002 we paid dividends of 17 cents per share to shareholders of record on June 28, 2002 and September 27, 2002 respectively. We have paid dividends each quarter since we became a public company in 1993. However, the declaration, payment and value of future dividends is at the discretion of our Board of Directors and will be dependent upon our profits, financial requirements and other factors, including legal restrictions on the payment of dividends and such other factors as our Board of Directors deems relevant.

Mezzanine Equity

On April 12, 2000, we publicly offered and issued 6,000,000 FELINE PRIDES. Underwriters exercised their over allotment option which resulted in the issuance of an additional 221,000 FELINE PRIDES on May 8, 2000 for aggregate net proceeds of $311 million. Each FELINE PRIDE initially consists of a unit referred to as an Income PRIDE. Each Income PRIDE consists of (i) one 8.25 percent Cumulative Redeemable Preferred Share, Series A, liquidation preference $50 per share, and (ii) a purchase contract pursuant to which the holder of the Income PRIDE agrees to purchase from us, on May 16, 2003, $311 million of Ordinary Shares at the applicable settlement rate.

At maturity on May 16, 2003, if the market price of our Ordinary Shares is:

o less than $18.9563, then we will issue 16.4 million Ordinary Shares, representing an issuance of 1.8991 Ordinary Shares per preferred share.
o between $18.9563 and $26.3281, then we will issue Ordinary Shares at market price, representing a 1:1 issuance of Ordinary Shares to preferred shares.
o more than $26.3281, then we will issue 11.8 million Ordinary Shares, representing an issuance of 2.637 Ordinary Shares per preferred share.


The aggregate liquidation preference of the 8.25 percent Cumulative Redeemable Preferred Shares is $311 million. Unless deferred by us, the preferred shares pay dividends quarterly at a rate of 8.25 percent per year to May 16, 2003, and thereafter at the reset rate established pursuant to a re-marketing procedure. Under the re-marketing procedure, if a holder of a preferred share does not wish to cash settle his purchase contract obligation, he may return the preferred share to be re-marketed, which essentially means the preferred share is re-priced and sold into the market for one month. The proceeds of the sale are then used to satisfy the purchase contract obligation. The holder can also choose to cash settle, keep the preferred share and receive the new rate established for the month on the trust-preferred securities. If we elect to defer dividend payments on the preferred shares, the dividends will continue to accrue and we will be restricted from paying dividends on our Ordinary Shares and taking certain other actions. The preferred shares are not redeemable prior to June 16, 2003, on which date they must be redeemed by us in whole.

There will be no net cash flows to ACE as the cash received from the sale of the Ordinary Shares in the remarketing procedure will be equal to the cash required to redeem the preferred shares one month later.

Contractual Obligations and Commitments

The table below shows our contractual obligations and commitments including our payments due by period:


                                                                             Payments Due By Period
                                                                             ----------------------
                                                                         (in millions of U.S. dollars)

                                                                           Less
                                                                           than        1-3          4-5         After
                                                             Total        1 Year      Years        Years        5 Years

    Operating leases                                       $    466     $     83     $    148     $     85     $    150
    Short-term debt                                             220          220            -            -            -
    Long-term debt                                            1,749            -          400          799          550
    Trust preferred securities                                  475            -            -            -          475
                                                           ---------    ---------    ---------    ---------    --------
    Total contractual obligations and commitments          $  2,910     $    303     $    548     $    884     $  1,175
                                                           =========    =========    =========    =========    ========

During the first quarter of 2002, we issued $500 million, five-year senior debt, with a coupon rate of 6.0 percent, due April 1, 2007. These senior unsecured notes rank equally with all of our other senior obligations. The agreement governing this senior debt contains a customary limitation on liens as well as customary event of default provisions, which if breached could accelerate the maturity of such senior debt. The proceeds were used for general corporate purposes and to reduce other debt as described in Capital Resources. The notes are not redeemable before maturity and do not have the benefit of any sinking fund.

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

At September 30, 2002, short-term debt consisted of $145 million in commercial paper and the ACE Financial Services $75 million, 7.75 percent debentures. The debentures were repaid in October 2002.

We continue to have access to substantial liquidity resources. During the year, we have substantially reduced our use of commercial paper. However, in the event of any future disruption in the commercial paper markets, we have access to our cash resources, our short-term investments and our substantial investment portfolio. We also have the ability to draw down on our existing revolving credit facilities which currently total $850 million as described below. In addition, we have the ability to enter into repurchase agreements to provide liquidity. The covenants of our existing credit facilities limit our borrowing under repurchase agreements to $800 million.

Credit Facilities

In April 2002, we renewed, at substantially the same terms, our $800 million, 364-day revolving credit facility. This facility, together with our $250 million, five-year revolving credit facility, which was last renewed in May 2000, is available for general corporate purposes and each of the facilities may also be used for commercial paper back up. The five-year facility also permits the issuance of letters of credit. In 2000, an amount of $25 million was drawn under the five-year facility. This was repaid in April 2002. In September 2002, we reduced the availability under the 364-day facility from $800 million to $500 million. The higher amount was no longer required given our decreased use of commercial paper and our access to repurchase agreement financing.

In November 2001, to fulfill the requirements of Lloyd's for open years of account, we renewed and increased a syndicated uncollateralized, five-year letter of credit ("LOC") facility in the amount of (pound)440 million (approximately $682 million). This facility was originally arranged in 1998. In addition to the covenants noted below, the facility requires that collateral be posted if the financial strength rating of the guarantor, ACE Bermuda, falls to S&P BBB+ or less. As previously noted, we will be reducing our capacity at Lloyd's to (pound)652 million ($1 billion) for the 2003 year of account from (pound)900 million ($1.4 billion) for the 2002 year of account. We are currently renegotiating this facility and expect renewal during November 2002.

As our Bermuda-based subsidiaries are not admitted insurers and reinsurers in the United States, the terms of certain insurance and reinsurance contracts require them to provide LOCs to clients. In addition, ACE Global Markets are required to satisfy certain United States regulatory trust fund requirements which can be met by the issuance of LOCs. In September 2002 we arranged a $500 million unsecured syndicated, one year LOC facility for general business purposes, including the issuance of insurance and reinsurance letters of credit. This facility replaced a then existing LOC facility in the amount of $450 million. Usage under this facility was $449 million at September 30, 2002 compared with $373 million at December 31, 2001. In September 2002 we also arranged a $350 million secured, syndicated, one year LOC facility for general business purposes, including the issuance of insurance and reinsurance letters of credit. This facility replaced an LOC facility originally arranged in December 2001 in the amount of $500 million. Usage under this facility was $213 million at September 30, 2002 and $130 million at December 31, 2001. The LOCs issued under both of these facilities principally support unpaid losses and loss expenses already included on our balance sheet.

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

Our failure to comply with the covenants under any credit facility would (subject to grace periods in the case of certain covenants) result in an event of default and we could be required to repay any outstanding borrowings (or to cash collateralize letters of credit) under such facility. An event of default under one or more credit facility with outstanding credit extensions of $25 million or more would result in an event of default under all of the facilities described above.

At September 30, 2002, the minimum consolidated net worth requirement under the covenant was $3.9 billion and our actual consolidated net worth as calculated under the covenant was $6.1 billion and our ratio of debt to total capitalization was 0.214 to 1.

ACE Tempest Re also maintained an uncollateralized, syndicated revolving credit facility in the amount of $72.5 million, which was guaranteed by us. This facility expired in February of 2002 and was not renewed. No amounts had been drawn on this facility.

At September 30, 2002, ACE Guaranty Corp. was party to a credit facility which provides up to $150 million specifically designed to provide rating agency qualified capital to further support ACE Guaranty
Corp.'s claims-paying resources. This facility expires in October
2008. ACE Guaranty Corp. has not borrowed under this credit facility.
ACE Guaranty Corp. is currently renegotiating this facility and extending the maturity date to 2009, so that it may continue to qualify as rating agency capital.

We provide funds at Lloyd's, primarily in the form of letters of credit, to support underwriting capacity for Lloyd's syndicate 2488. Syndicate 2488 has a 2002 capacity of (pound)900 million ($1.4 billion). We also maintain various other LOC facilities; both collateralized and uncollateralized, for general corporate purposes. At September 30, 2002, the aggregate availability under these facilities was $521 million and usage was $367 million.

More information regarding our contractual obligations, commitments and credit facilities can be found in our consolidated financial statements and related notes and Management's Discussion and Analysis of Results of Operations and Financial Condition included in our Annual Report on Form 10-K for the year ended December 31, 2001.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments. We are exposed to potential loss to various market risks, including changes in interest rates and foreign currency exchange rates. Our investment portfolio consists of both fixed income and equity securities, denominated in both U.S. and foreign currencies, which are sensitive to changes in interest rates, equity prices and foreign currency exchange rates. Therefore earnings would be effected by changes in interest rates, equity prices and foreign currency exchange rates. We use investment derivative instruments such as futures, options, interest rate swaps, and foreign currency forward contracts to manage the duration of our investment portfolio and foreign currency exposures. These instruments are sensitive to changes in interest rates and foreign currency exchange rates. The portfolio includes other market sensitive instruments which are subject to changes in market values, with changes in interest rates.

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

Our exposure to interest rate risk is concentrated in our investment portfolio, and to a lesser extent, our debt obligations. A hypothetical adverse parallel shift in the yield curve of 100 basis points would have resulted in a decrease in total return of 3.1 percent on our fixed income portfolio at September 30, 2002 compared with 3.2 percent at December 31, 2001. This equates to a decrease in market value of approximately $462 million on a fixed income portfolio valued at $15.1 billion at September 30, 2002, and $452 million on a fixed income portfolio valued at $14.2 billion at December 31, 2001. An immediate time horizon was used as this presents the worst case scenario.

Our portfolio of equity securities, which we carry on our balance sheet at fair value, has exposure to price risk. This risk is defined as the potential loss in fair value resulting from adverse changes in stock prices. In addition, we attain exposure to the equity markets through the use of derivative instruments which also have exposure to price risk. Our U.S. equity exposure in the portfolio is highly correlated with the S&P 500 index and changes in this index would approximate the impact on our portfolio. Our international equity portfolio has exposure to a broad range of non-U.S. equity markets, primarily in those countries where we have insurance operations. These portfolios are correlated to movement in each country's broad equity market. The combined equity exposure through both our equity portfolio and derivative instruments was valued at $575 million at September 30, 2002. A hypothetical 10 percent decline in the price of each stock in these portfolios and the index correlated to the derivative instruments would have resulted in a $57 million decline in fair value. Changes in fair value of these derivative instruments are recorded as realized gains or losses in the consolidated statements of operations. Changes in the fair value of our equity portfolio are recorded as unrealized appreciation (depreciation) and are included as other comprehensive income in shareholders' equity.

Our exposure to foreign exchange risk is concentrated in our net invested assets denominated in foreign currencies. Our international operations use cash flows to purchase these investments to hedge insurance reserves and other liabilities denominated in the same currencies. At September 30, 2002, our net asset exposure to foreign currencies was not material.

DERIVATIVES

As of January 1, 2001, we adopted FAS 133 which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. FAS 133 requires that an entity recognize all derivatives as either assets or liabilities on the consolidated balance sheet and measure those instruments at fair value. We maintain investments in derivative instruments such as futures, options, interest rate swaps and foreign currency forward contracts for which the primary purposes are to manage duration and foreign currency exposure, yield enhancement or to obtain an exposure to a particular financial market. If certain conditions are met, a derivative may be specifically designated as a fair value, cash flow or foreign currency hedge. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. Upon application of FAS 133, hedging relationships must be designated and documented pursuant to the provisions of this statement. As of September 30, 2002, we had no derivatives that were designated as hedges.

Certain products (principally credit protection oriented) issued by the Financial Services segment have been determined to meet the definition of a derivative under FAS 133. These products consist primarily of credit default swaps, index-based instruments and certain financial guarantee coverages. Effective January 1, 2001, we record these products at their fair values, which are determined principally through obtaining quotes from independent dealers and counterparties.

During the nine months ended September 30, 2002, we have recorded in net realized gains (losses) on investments, a pretax loss of $97 million to reflect the change in the fair value of derivatives. During the nine months ended September 30, 2001, we recorded in net realized gains (losses) on investments, a pretax loss of $14 million to reflect the change in the fair value of derivatives, excluding $23 million recorded in the first quarter of 2001 related to the cumulative effect of adopting FAS 133. The level of gains and losses resulting from changes in the fair value of derivatives on a prospective basis is dependent upon a number of factors including changes in interest rates, credit spreads and other market factors. Our involvement with derivative instruments and transactions is primarily to offer protection to others or to mitigate our own risk and is not considered speculative in nature.

ITEM 4.    CONTROLS AND PROCEDURES

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within time periods specified in the rules and forms of the SEC. The Chief Executive Officer and the Chief Financial Officer have reviewed the effectiveness of our disclosure controls and procedures within the last ninety days and have concluded that the disclosure controls and procedures are effective. There were no significant changes our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by the Chief Executive Officer and the Chief Financial Officer.

                                ACE LIMITED
                         PART II OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

Our insurance subsidiaries are subject to claims litigation involving disputed interpretations of policy coverages and in some jurisdictions, direct actions by allegedly injured persons seeking damages from policyholders. These lawsuits involving claims on policies issued by our subsidiaries which are typical to the insurance industry in general and in the normal course of business, are considered in our loss and loss expense reserves which are discussed in the property and casualty loss reserves discussion. In addition to claims litigation, we and our subsidiaries are subject to lawsuits and regulatory actions in the normal course of business that do not arise from or directly relate to claims on insurance policies. This category of business litigation typically involves, inter alia, allegations of underwriting errors or misconduct, employment claims, regulatory activity or disputes arising from our business ventures. While the outcomes of the business litigation involving us cannot be predicted with certainty at this point, we are disputing and will continue to dispute allegations against us that are without merit and believe that the ultimate outcomes of matters in this category of business litigation will not have a material adverse effect on our financial condition, future operating results or liquidity, although an adverse resolution of a number of these items could have a material adverse effect on our results of operations in a particular quarter or fiscal year.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

1.      Exhibits

10.1    Reimbursement agreement for $500,000,000 Letter of Credit
        Facility dated as of September 30, 2002, among ACE Limited, certain subsidiaries, various lenders and Wachovia Securities, Inc.

10.2 Reimbursement agreement for $350,000,000 Secured Letter of Credit Facility dated as of September 30, 2002, by ACE Limited, certain subsidiaries, various lenders and Wachovia Securities, Inc.

99.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

99.2 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

2.      Reports on Form 8K

The Company filed a Form 8-K current report (date of earliest event reported: August 13, 2002) in connection with the filing of the certifications and voluntary sworn statements of Brian Duperreault, Chief Executive Officer, and Philip V. Bancroft, Chief Financial Officer, required pursuant to 18 U.S.C. ss. 1350 and to voluntarily comply with the Order issued by the Commission on June 27, 2002, ("Order Requiring the Filing of Sworn Statements Pursuant to Section 21(a)(1) of the Securities Exchange Act of 1934," File No. 4-460).

                                ACE LIMITED
                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 ACE LIMITED





   November  13, 2002                /s/ Brian Duperreault
                                   --------------------------------------------
                                     Brian Duperreault
                                     Chairman and Chief Executive Officer





   November  13, 2002               /s/ Philip V. Bancroft
                                   --------------------------------------------
                                    Philip V. Bancroft
                                    Chief Financial Officer

                                ACE LIMITED


                         CERTIFICATION PURSUANT TO
                               SECTION 302 OF
                       THE SARBANES-OXLEY ACT OF 2002


I, Brian Duperreault, certify that:

1)   I have reviewed this quarterly report on Form 10-Q of ACE Ltd.

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date") and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date     November 13, 2002



/s/  Brian Duperreault
------------------------------------
Chairman and Chief Executive Officer

                                ACE LIMITED

                         CERTIFICATION PURSUANT TO
                               SECTION 302 OF
                       THE SARBANES-OXLEY ACT OF 2002


I, Philip V. Bancroft, certify that:

1)   I have reviewed this quarterly report on Form 10-Q of ACE Ltd.

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date") and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date     November 13, 2002


/s/  Philip V. Bancroft
--------------------------
Chief Financial Officer

                                  ACE LIMITED
                                 EXHIBIT INDEX


Exhibit                                 Description                    Numbered
Number                                                                 Page

1 .      Exhibits

10.1     Reimbursement agreement for $500,000,000
         Letter of Credit Facility dated as of September 30,
         2002, among ACE Limited, certain subsidiaries, various lenders and Wachovia Securities, Inc.

10.2 Reimbursement agreement for $350,000,000 Secured Letter of Credit Facility dated as of September 30, 2002, by ACE Limited, certain subsidiaries, various lenders and Wachovia Securities, Inc.

99.1     Certification Pursuant to 18 U.S.C. Section 1350,
         As Adopted Pursuant to Section 906 of The Sarbanes-Oxley
         Act of 2002.

99.2     Certification Pursuant to 18 U.S.C. Section 1350,
         As Adopted Pursuant to Section 906 of The Sarbanes-Oxley
         Act of 2002.