Form 10-K
period 2002-12-31
ACE LTD
filed 2003-03-27
CIK 896159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-11778

ACE LIMITED

(Exact name of registrant as specified in its charter)

Cayman Islands	98-0091805
(Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

ACE Global Headquarters

17 Woodbourne Avenue

Hamilton HM 08

Bermuda

(441) 295-5200

(Address, including zip code, and telephone number,

including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on which Registered
Ordinary Shares, par value $0.041666667 per share	New York Stock Exchange
ACE Capital Trust I 8.875 percent Trust Originated Preferred Securities mature 2029	New York Stock Exchange
Capital Re LLC 7.65 percent Trust Preferred Securities of Subsidiary Trust (and registrant’s guaranty with respect thereto) mature 2044	New York Stock Exchange
ACE Limited 8.25 percent FELINE PRIDES mature 2003	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. ☐

As of June 28, 2002, there were 262,247,758 Ordinary Shares par value $0.041666667 of the registrant outstanding and the aggregate market value of voting stock held by non-affiliates at such date was approximately $8.2 billion. For the purposes of this computation, shares held by directors and officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of registrant’s definitive proxy statement relating to its Annual General Meeting of Shareholders scheduled to be held on May 15, 2003, are incorporated by reference to Part III of this report and certain portions of the 2002 Annual Report to Shareholders are incorporated by reference into Parts II and IV of this report.

ACE LIMITED

INDEX TO 10-K

PART I

Item 1.     Business

Safe Harbor Disclosure

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Any written or oral statements made by or on our behalf may include forward-looking statements which reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors (which are described in more detail elsewhere herein and in other documents we file with the Securities and Exchange Commission (“SEC”)) include, but are not limited to:

•	global political conditions, the occurrence of any terrorist attacks, including any nuclear, biological or chemical events, or the outbreak and effects of war, and possible business disruption or economic contraction that may result from such events;

•	the effects of public company bankruptcies and/or accounting restatements, as well as disclosures by and investigations of public companies relating to possible accounting irregularities, and other corporate governance issues, including the effects of such events on:

•	the capital markets;

•	the markets for directors and officers and errors and omissions insurance; and

•	claims and litigation arising out of such disclosures or practices by other companies;

•	the ability to collect reinsurance recoverable, credit developments of reinsurers and any delays with respect thereto;

•	the occurrence of catastrophic events or other insured or reinsured events with a frequency or severity exceeding our estimates;

•	actual loss experience from insured or reinsured events;

•	the uncertainties of the loss reserving and claims settlement processes, including the difficulties associated with assessing environmental damage and asbestos-related latent injuries, the impact of aggregate policy coverage limits, and the impact of bankruptcy protection sought by various asbestos producers and other related businesses;

•	judicial decisions and rulings, new theories of liability and legal tactics;

•	the impact of the September 11 tragedy and its aftermath on our insureds and reinsureds, on the insurance and reinsurance industry, and on the economy in general;

•	uncertainties relating to governmental, legislative and regulatory policies, developments and treaties, which among other things, could subject us to insurance regulation or taxation in additional jurisdictions or affect our current operations;

•	the actual amount of new and renewal business, market acceptance of our products, and risks associated with the introduction of new products and services and entering new markets;

•	the competitive environment in which we operate, including trends in pricing or in policy terms and conditions, which may differ from our projections;

•	actions that rating agencies may take from time to time, such as changes in our claims-paying, financial strength or credit ratings;

•	developments in global financial markets, including changes in interest rates, stock markets and other financial markets, and foreign currency exchange rate fluctuations, which could affect our investment portfolio and financing plans;

•	changing rates of inflation and other economic conditions;

•	the amount of dividends received from subsidiaries;

•	loss of the services of any of our executive officers without suitable replacements being recruited in a reasonable time frame;

•	the ability of technology to perform as anticipated; and

•	management’s response to these factors.

The words “believe”, “anticipate”, “estimate”, “project”, “should”, “plan”, “expect”, “intend”, “hope”, “will likely result” or “will continue”, and variations thereof and similar expressions, identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future events or otherwise.

General Development of Business

ACE Limited (“ACE”) is a holding company incorporated with limited liability under the Cayman Islands Companies Law. We created our business office in Bermuda in 1985 when we initially incorporated the Company and we continue to maintain our business office in Bermuda. Through our various operating subsidiaries, we provide a broad range of insurance and reinsurance products to insureds worldwide through operations in the U. S. and almost 50 other countries. At December 31, 2002, we had total assets of $43.4 billion and shareholders’ equity of $6.4 billion. We derive our revenue principally from premiums, fees and investment income.

Our long-term business strategy focuses on achieving underwriting profits and providing value to our clients and shareholders through the utilization of our substantial capital base in the insurance and reinsurance markets. As part of this strategy, we have made a number of acquisitions and have entered into strategic alliances that diversify our operations, both geographically and by product type. Each completed transaction filled a particular niche and added additional expertise and market access to the group. In addition, we continue to review, and adjust where appropriate, our portfolio of products. As a result, we have evolved from a highly specialized corporate insurer focusing on excess liability and directors and officers liability (“D&O”) to a widely diversified global insurance and reinsurance operation servicing clients in every major insurance market in the world.

We entered the property catastrophe reinsurance market in 1996 with the acquisition of Tempest Reinsurance Company Ltd. (“ACE Tempest Re”) and added to our existing market position when we acquired CAT Limited in 1998. The combination of these two participants gave us a property catastrophe reinsurance company with a capital base in excess of $1.2 billion. We also entered the Lloyd’s market in 1996 which broadened our international exposure through Lloyd’s worldwide insurance licenses. In 1998, we added to our position in the Lloyd’s market through the acquisition of the Charman syndicates. Combined with our original acquisitions in 1996, we became, and remain, one of the largest capital providers in the Lloyd’s market. We entered the U.S. market in early 1998 with the acquisition of the Westchester group (“ACE Westchester Specialty”). This acquisition gave us insurance licenses in the U.S. for the first time. In 1999, we acquired the international and domestic property and casualty (“P&C”) businesses of CIGNA Corporation (“ACE INA”) which made us one of the few P&C insurers to operate on a truly global scale. In 1999, we also acquired Capital Re Corporation which added depth, expertise and new products to our financial reinsurance capabilities.

Employees

At December 31, 2002, we employed a total of 7,907 employees. Approximately 1,100 of our employees are represented by various collective bargaining agreements, all of which are outside the U.S., U.K. and Bermuda. We believe that employee relations are satisfactory.

Customers

For most of the commercial lines of business that we offer, insureds typically use the services of an insurance broker. An insurance broker acts as an agent for the insureds, offering advice on the types and amount of insurance to purchase and also assisting in the negotiation of price and terms and conditions. We obtain business from all of the major international insurance brokers and typically pay a commission to brokers for any business accepted and bound. In our opinion, no material part of our business is dependent upon a single customer or group of customers. We do not believe that the loss of any one customer would have a materially adverse effect on us and no one customer or group of affiliated customers accounts for as much as ten percent of our consolidated revenues.

Competition

With over 3,000 insurance and reinsurance companies operating throughout the world, competition in the international insurance and reinsurance marketplace is substantial. Competition varies by type of business and geographic area. We compete for business not only on the basis of price, but also on the basis of availability of coverage desired by customers and quality of service. Our ability to compete is dependent on a number of factors, particularly our ability to maintain the appropriate financial strength ratings as assigned by independent rating agencies. Our strong capital position and global platform affords us opportunities for growth not available to smaller insurance companies. While most of the sectors in which we operate have experienced significant improvement in both price and coverage terms in the past 12 months, competition continues to be considerable, partly because new capital has been invested in the industry to meet capacity shortages in certain lines of business. Competitive information by segment is included in each of the segment discussions.

Trademarks and Trade Names

We use various trademarks and trade names in our business. These trademarks and trade names protect names of certain of the products and services we offer and are important to the extent they provide goodwill and name recognition in the insurance industry. We use commercially reasonable efforts to protect these proprietary rights, including trade secret and trademark laws. One or more of the trademarks and trade names could be material to our ability to sell our products and services. We have taken appropriate steps to protect our ownership of key names and we believe it is unlikely that anyone would be able to prevent us from using names in places or circumstances material to our operations.

Web Site Information

We make available free of charge through our internet site (www.acelimited.com) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act (15 U.S.C. 78m(a) or 78o(d)) as soon as reasonably practicable after we file such material with, or furnish it to, the SEC.

Segment Information

In 2002, following changes in executive management, we reassessed and changed our reporting segments from individual operating units to lines of business. We now operate through four business segments: Insurance—North American, Insurance—Overseas General, Global Reinsurance and Financial Services. These business segments were determined under the Statement of Financial Accounting Standard (“FAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“FAS 131”).

The following table sets forth an analysis of gross premiums written by segment for the years ended December 31, 2002, 2001 and 2000. Additional financial information about our segments, including revenues by geographic area, is included in Note 17 of the Consolidated Financial Statements incorporated by reference to our 2002 Annual Report to Shareholders.

	Years ended December 31
	2002 Gross Premiums Written	Percentage Change	2001 Gross Premiums Written	Percentage Change	2000 Gross Premiums Written
	(in millions of U.S. dollars)
Insurance—North American	$6,116	35%	$4,521	23%	$3,626
Insurance—Overseas General	4,114	25	3,289	14	2,822
Global Reinsurance—P&C	887	93	460	36	337
Global Reinsurance—Life	165	(60)	414	—	—
Financial Services	1,537	4	1,481	97	801

	$12,819	26%	$10,165	34%	$7,586

Insurance—North American

Background

Our Insurance—North American segment includes the operations of ACE USA, ACE Canada and ACE Bermuda, excluding the financial solutions business in both the U.S. and Bermuda, which are included in the Financial Services segment.

ACE USA comprises the U.S. and Canadian operations of ACE INA, which were acquired in 1999, and the operations of ACE US Holdings, which were acquired in 1998. At ACE USA, we operate through several insurance companies using a network of offices throughout the U.S. and one office in Canada. These operations provide a broad range of P&C insurance and reinsurance products to a diverse group of commercial and non-commercial enterprises and consumers. These products include excess liability, excess property, professional lines, aerospace, accident and health (“A&H”) coverages and claim and risk management products and services. The operations of ACE USA also include run-off operations, which are discussed below.

Following our acquisition of ACE USA, we made substantial structural and operational changes to enhance profitability and operating controls. These changes included restructuring the operating divisions of ACE USA from three large groups to the niche product business groups discussed below. We made these restructuring changes to enhance ACE USA’s ability to focus on profitable underwriting and to better cross-market products between our U.S. operating groups and our other segments. ACE USA also consolidated locations and closed offices throughout the U.S., outsourced the information technology function, and reduced staff by approximately 2,000 people. These cost reduction efforts have had a positive impact on both the underwriting and administrative expense ratio and the loss and loss expense ratio.

As part of the restructuring of our U.S. operating divisions, we evaluated our lines of business and adjusted our portfolio of products where appropriate. As a result, we diversified into several new areas, or increased our emphasis in areas, and exited contracts and lines of business that did not have a long-term strategic fit. For example, in 1999, we sold the renewal rights to our Commercial Insurance Services (“CIS”) business and placed this line of business into run-off. Also during 2000, we culled certain unprofitable and non-strategic businesses, which resulted in a reduction of gross premiums written of approximately $160 million. This effort continued in 2001 with the sale of our Financial Institution Specialists Division. Our focus on profitable business, together with a commitment to continually promote cost reduction efforts, enabled ACE USA to operate for the years ended December 31, 2001 and 2000, at a combined ratio under 100 percent. The cost-savings initiatives, combined with our focus on higher profit potential business, have left ACE USA well-positioned to grow in the current, improved insurance market.

Our run-off operations include Brandywine Holdings, Inc. (“Brandywine”), CIS, residual market workers’ compensation business, pools and syndicates not attributable to a single business group, the run-off of open market facilities and the run-off results of various other smaller exited lines of business. Run-off operations do not actively sell insurance products, but are responsible for the management of existing policies and related claims.

The Brandywine run-off operation was created in 1995 (prior to our acquisition of ACE INA) by the restructuring of ACE INA’s U.S. operations into two separate operations, ongoing and run-off. Although there are some asbestos claims in ACE Westchester Specialty, Brandywine contains substantially all of ACE INA’s asbestos and environmental (“A&E”) pollution exposures, as well as various run-off insurance and reinsurance businesses.

ACE Bermuda, the original operating company in the group, provides commercial insurance products to a global client base, covering risks that are generally low in frequency and high in severity. Generally, this operation retains significant insurance risk on the contracts that it writes (up to $90 million per risk after reinsurance). In addition to the commercial insurance products offered, ACE Bermuda provides a rent-a-captive service through its wholly-owned subsidiary, Paget Re.

Products and Distribution

At ACE USA, we primarily distribute our insurance products through a limited group of retail and wholesale brokers with whom we have forged long-term relationships. In addition to using brokers, certain of our products are also distributed through channels such as general agents, independent agents, managing general agents, managing general underwriters and direct marketing operations. We have also established Internet distribution channels for some of our products, primarily in the Consumer Solutions Group.

Our ongoing insurance operations at ACE USA are organized into distinct business groups, each offering specialized products and services targeted at specific niche markets.

•	ACE Westchester Specialty focuses on the wholesale distribution of excess, surplus and specialty P&C products, including wind and earthquake exposures, in addition to the retail and wholesale distribution of inland marine coverage. The ACE Westchester Program division provides a variety of commercial coverage including agri-business and other specialty programs offered through program agents, affinity groups and binding facilities.

•	The Diversified Risk group (“Diversified Risk”) offers management and professional liability products and commercial surety coverage through a variety of distribution channels, including brokers, agents and direct marketing. In 2002, Diversified Risk recognized opportunities within certain segments of the medical liability market and began offering specialized risk coverage for medical professionals. Within Diversified Risk, the aerospace division provides satellite and specialized aviation and airport coverage.

•	The ACE Risk Management group (“ARM”) offers custom coverage solutions for large companies and national accounts. These programs are designed to help large insureds effectively handle the significant costs of financing risk. Products offered include workers’ compensation, general liability and auto liability coverage and stand-alone excess workers’ compensation catastrophe protection. The group also offers wrap-up programs, which protect contractors and project sponsors with multi-risk coverage on large single- and multi-location construction projects, and custom casualty programs, which offer liability coverage to commercial customers characterized as having Non-Standard Liability Risks and Tough Product Liability Exposures.

•

The recently formed ACE Casualty Risk group offers casualty excess, umbrella and environmental liability products in the commercial market. This group was established in 2002 after we determined that there was a shortage of casualty market capacity for customers outside of the Fortune 1000 size category.

This operation provides up to $25 million in catastrophic coverage, both on a lead umbrella and an excess layer basis, for businesses with annual revenues in excess of $200 million. ACE Casualty Risk group also provides a range of environmental liability insurance products for commercial and industrial risks, including merger and acquisition transactions, blended finite programs, pollution legal liability, retrospective pollution legal liability, contractors’ pollution legal liability, underground storage tanks, and cost cap containment coverage.

•	Specialty Property and Casualty group (“Specialty P&C”) provides worldwide risk protection for U.S.-based multi-national companies through its Global Property and US International Casualty Divisions. The group also serves the commercial marine market and offers specific risk protection and engineering risk control services for the power generation, petrochemical and chemical industries. In 2002, in response to strong market demand for terrorist risk coverage, Specialty P&C developed and launched a stand-alone terrorism product.

•	The Accident & Health group, which was formed in 2001, works with employers, travel agencies and affinity organizations to offer a variety of personal accident, health, and travel insurance coverage to employees, customers and group members.

•	The Consumer Solutions group (“Consumer Solutions”), which was also formed in 2001, consolidated our existing consumer businesses including warranty, recreational marine and disaster mortgage protection, with our national call center and the direct specialist group. This allows us to take better advantage of cross-selling products and to concentrate marketing and sales efforts in the consumer marketplace through a network of specialty distribution channels. As part of our warranty business, we own a majority interest in several warranty administrators who distribute warranty insurance products. We also own YouDecide.com, a company that provides clients with an internet platform offering their employees a broad selection of non-employer sponsored financial products, including insurance.

•	Our insurance-related operations include those of ESIS Inc. (“ESIS”), our in-house, third party claims administrator that provides clients with claim management and loss-cost reduction services, including comprehensive medical managed care, integrated disability services and pre-loss control and risk management services. Additional insurance-related services are offered by Recovery Services International, which sells salvage and subrogation and health care recovery services.

Headquartered in Toronto, Ontario, ACE Canada also maintains a local presence in Montreal and Vancouver. ACE Canada specializes in providing innovative and customized P&C and A&H products to businesses and individuals nationally and internationally.

The principal lines of business for ACE Bermuda are excess liability, professional lines, excess property and political risk—the latter being written on a subscription basis by Sovereign Risk, a managing agent in which ACE Bermuda has a 50 percent interest. All policy applications (both for renewals and new policies) to ACE Bermuda are subject to underwriting and acceptance by underwriters in our Bermuda office. A substantial number of policyholders meet with us outside of the U.S. each year to discuss their insurance coverage. ACE Bermuda accesses its clients primarily through the Bermuda offices of major, internationally recognized insurance brokers located outside of the U.S. and believes that conducting its operations through its offices in Bermuda has not materially or adversely affected its underwriting and marketing activities to date.

Underwriting

Operating in a market in which capacity and price adequacy for products can change dramatically, ACE USA’s underwriting strategy is to employ consistent, disciplined pricing and risk selection in order to maintain a profitable book of business. Our priority is to ensure that criteria for risk selection are closely adhered to by our underwriting professionals by maintaining high levels of experience and expertise in our underwriting staff. In addition, ACE USA has established a business review structure that ensures control of risk quality and conservative use of policy limits, terms and conditions. ACE USA also employs sophisticated catastrophe loss and risk modeling techniques to ensure that risks are well distributed and that loss potentials are well within our financial capacity. In this regard, we also purchase reinsurance, which provides the means for greater diversification of risk and serves to further limit the net loss potential of catastrophes and large or unusually hazardous risks.

Reinsurers utilized by ACE USA must meet certain financial and experience requirements and are put through a stringent financial review process in order to be pre-approved by our Reinsurance Security Committee, comprised of senior management. As a result of these controls, reinsurance is placed with a select group of only the most financially secure and experienced companies in the reinsurance industry. ACE USA has the ability to write business on an admitted basis using forms and rates as filed with state insurance regulators and on a non-admitted, or surplus lines basis, using flexible forms and rates not filed with state insurance regulators. Having access to non-admitted carriers provides the pricing flexibility needed to write non-standard coverage.

An integral part of the ACE USA operating strategy is to maximize the efficiency and effectiveness of our operations while reducing operating costs. As part of this strategy, we are in the process of investing in technology which will replace numerous existing policy issuance and claims systems with an integrated product currently being utilized by other ACE segments. This action is expected to further facilitate the streamlining of our underwriting and claims-processing operations.

ACE Bermuda emphasizes quality of underwriting rather than volume of business to obtain a suitable spread of risk. This enables us to operate with a relatively small number of employees and, together with the reduced costs of operating in favorable regulatory and tax environments, results in a favorable administrative expense ratio relative to other companies in our industry.

Competitive Environment

ACE USA operates in what has historically been a highly competitive industry and has faced competition from both domestic and foreign insurers. For the year ended December 31, 2002, we have seen a noticeable reduction in competition in the niche markets in which ACE USA participates. The September 11 tragedy and the concentration of associated losses in the reinsurance industry have significantly reduced capacity in the markets where customer demand is now the strongest. These include excess and specialty property and excess liability, including workers’ compensation markets. High-profile corporate failures as well as allegations of public company management impropriety have greatly increased demand for management and professional risk coverage, including errors and ommissions (“E&O”), D&O, and surety coverage. All of these factors have led to increases in premium levels, some substantially, in most of our lines of business. While there is no sign of the current hard market ending in the near term, we expect that at some point in the future the current level of pricing and use of restrictive policy conditions will not be sustainable.

Traditionally, the markets in which ACE USA competes are subject to significant cycles of fluctuating capacity and wide disparities in price adequacy. Although we currently enjoy exceptionally strong demand for our products, we continue to strive to offer superior service, which we believe has always differentiated ACE USA from our competitors. The ACE USA operations pursue a specialist strategy and focus on market opportunities where we can compete effectively based on service levels and product design, while still achieving an adequate level of profitability. ACE USA offers experienced claims-handling, loss control and risk management staff with proven expertise in specialty fields, including large-risk P&C, recreational and ocean marine, aviation, professional risk and workers’ compensation. A competitive advantage is also achieved through ACE USA’s innovative product offerings, such as ARM bundled business, which combines tailored coverage solutions for large insureds with expert claim management and loss reduction functions provided by ESIS, a nationally-recognized leader in the third party claims management field. An additional competitive strength of all the domestic commercial units is the ability to deliver global products and coverages to customers in concert with our other segments. A significant source of ACE USA’s growth has resulted from the leveraging of cross-marketing opportunities with our other operations to take advantage of our organization’s global presence.

ACE Bermuda maintains its competitive edge through the continued development of its policy forms and the levels of risk retained, which requires less reliance on reinsurance markets. Its competitors tend to be large international and national multi-line insurance companies, which vary by line of business.

Insurance—Overseas General

Background

The Insurance—Overseas General segment consists of ACE International, which comprises our network of indigenous insurance operations, and the insurance operations of ACE Global Markets, our Lloyd’s operation. This segment has four regions of operations: ACE Asia Pacific, ACE Far East, ACE Latin America and the ACE European Group (which comprises ACE Europe, ACE INA UK Limited and the insurance operations of ACE Global Markets). Companies within this segment write a variety of insurance products including property, primary and excess casualty, energy, professional risk (D&O and E&O), marine, political risk, trade credit, A&H, aviation and consumer-oriented products.

ACE International’s global franchise was created in 1984 through the merger of the Insurance Company of North America, which started its international operations over 100 years ago, and the American Foreign Insurance Association. ACE International provides insurance coverage on a worldwide basis.

ACE Global Markets comprises our insurance operations at Lloyd’s and provides funds at Lloyd’s to support underwriting by Syndicate 2488. Syndicate 2488 is managed by ACE Underwriting Agencies Limited and was the largest syndicate trading at Lloyd’s for the 2002-year, with an underwriting capacity of £900 million (approximately $1.5 billion). In 2002, we acquired all of the remaining Syndicate 2488 capacity not already owned by us for the 2003-year, moving our ownership level from 99.6 percent in 2002 to 100 percent in 2003. The run-off of Syndicate 1171, a life syndicate acquired as part of the Capital Re acquisition, is managed by Ridge Underwriting Agencies Limited. Syndicate 1171 ceased underwriting as of December 31, 2000.

On December 20, 2002, we received approval from the Financial Services Authority (“FSA-U.K.”), the U.K. insurance regulator, to use ACE INA UK, as our London-based, FSA-U.K. regulated company to underwrite U.K. and Continental Europe insurance and reinsurance business.

Products and Distribution

ACE International maintains a sales or operational presence in every major insurance market in the world. Its P&C business is generally written, on both a direct and assumed basis, through major international, regional and local brokers. A&H and other consumer lines products are distributed through brokers, agents, direct marketing programs and sponsor relationships.

ACE International’s P&C operations are organized geographically along products that provide dedicated underwriting focus to customers. Our international organization offers capacity and technical expertise in underwriting and servicing clients from large, and complex risks to general market customer segments as well as individual coverages in selected markets. Property insurance products include traditional commercial fire coverage as well as energy industry-related and other technical coverages. Principal casualty products are commercial general liability and liability coverage for multinational organizations. Marine cargo and hull coverages are written in the London market as well as in marine markets throughout the world. The A&H insurance operations provide products that are designed to meet the insurance needs of individuals and groups outside of U.S. insurance markets. These products include accidental death, medical, and hospital indemnity and income protection coverages. Our consumer products division provides specialty products and services designed to meet the needs of specific target markets and include warranty, auto, homeowners, personal liability and recreational marine.

ACE International’s business strategy is carried out through four regional teams: ACE European Group, ACE Asia Pacific, ACE Far East and ACE Latin America.

•	ACE European Group is headquartered in London and offers a broad range of P&C and specialty coverages principally directed at large and mid-sized corporations as well as individual consumers. ACE European Group operates in every major market in the European Union. Commercial products are principally distributed through brokers while consumer products (mainly A&H) are distributed through brokers as well as through direct marketing programs.

•	ACE Asia Pacific is headquartered in Singapore and serves Australia, Hong Kong, India, Indonesia, Korea, Malaysia, New Zealand, the People’s Republic of China, the Philippines, Singapore, Taiwan, Thailand and Vietnam. ACE Asia Pacific offers a broad range of P&C and specialty coverages principally directed at large and mid-sized corporations as well as individual consumers.

•	ACE Far East is headquartered in Tokyo. ACE Far East offers a broad range of P&C and A&H insurance products and services to businesses and consumers which are principally delivered through an extensive agency network.

•	ACE Latin America is headquartered in Brazil and serves Argentina, Brazil, Chile, Colombia, Ecuador, Mexico, Puerto Rico and Central America. ACE Latin America focuses on providing P&C and A&H insurance products and services to both large and small commercial clients as well as individual consumers. ACE Latin America distributes its products through brokers (for its commercial business) and direct marketing and sponsored programs (for its consumer business).

ACE Global Markets primarily underwrites P&C insurance through Lloyd’s Syndicate 2488 and ACE INA UK. All business underwritten by ACE Global Markets is accessed through Lloyd’s registered brokers. The main lines of business include aviation, property, energy, professional lines, marine, political risk and A&H. A number of smaller niche business lines, such as bloodstock, were discontinued in 2002. During 2002, the reinsurance business written through Syndicate 2488 was branded as ACE Tempest Re Europe and is discussed within the Global Reinsurance segment. With effect from January 1, 2002, all business written via our service company, ACE Underwriting Services Limited, was transferred to ACE Europe. In addition, a number of accounts previously written within Syndicate 2488’s political risk and A&H portfolios, but better suited to distribution by a company underwriting platform, were migrated to ACE Europe. Syndicate 2488 is an established lead underwriter on a significant portion of the risks underwritten, particularly within the aviation and marine lines of business, and hence is able to set the policy terms and conditions of many of the policies written.

Syndicate 2488 transacts business throughout the year; however, a significant proportion of the portfolio incepts at January 1. Some lines of business have distinct renewal periods, for example the airline book, which tends to renew during the fourth quarter of each year, and aviation products and airports accounts, which tend to renew April 1. Syndicate 2488 also writes a number of delegated binding authorities, largely within the property book and, to a lesser extent, in the professional lines arena.

Underwriting

Insurance—Overseas General’s operations are diversified by line of business and the geographic spread of risk. A global approach to risk management allows each local operation to underwrite and accept large insurance accounts. A global approach such as this requires substantial control over each process to ensure best practice and standards are maintained around the world. To do this, Insurance—Overseas General manages the regions as one integrated team.

Clearly defined underwriting authorities, standards, and guidelines are in place in each of the local operations. Global profit centers and product boards ensure consistency of approach and the establishment of best practices throughout the world. A formal underwriting review process is in place to periodically test compliance against standards and guidelines. Experienced underwriting teams maintain underwriting discipline through the use of pricing models, sophisticated catastrophe and risk management methodologies and strict risk selection criteria. We have qualified actuaries in each region that work closely with the underwriting teams to provide additional expertise in the underwriting process. Centrally coordinated reinsurance management facilitates appropriate risk transfer and efficient cost-effective use of external reinsurance markets. Reinsurers utilized by Insurance—Overseas General must meet certain financial criteria and experience requirements and are subject to approval by an internal Security Committee consisting of senior executive officers of ACE. The Security Committee maintains a list of approved reinsurers – those not on the list are considered on a case by case basis. Our global claims management team ensures there is a consistent approach to reserving practices and the settlement of claims. The oversight process includes regular operational claims reviews throughout the world to ensure adherence to established guidelines.

In addition to these internal controls and peer reviews, all of our operating units and functional areas are subject to review by the corporate audit team that regularly carries out operational audits.

Competitive Environment

ACE International’s primary competitors include U.S.-based companies with global operations, as well as other, non-U.S. global carriers and indigenous companies in regional and local markets. For the A&H lines of business, locally-based competitors include financial institutions and bank-owned insurance subsidiaries.

Our international operations have a distinct advantage being one of a few international insurance groups with a global network of licensed companies able to write policies on locally admitted paper. The principal competitive factors that affect the international operations are underwriting expertise and pricing, relative operating efficiency, product differentiation, producer relations and the quality of policyholder services. A competitive strength of our international operations is our global network and breadth of insurance programs, which assist individuals and business organizations to meet their risk management objectives. Insurance operations in nearly 50 countries also represent a competitive advantage in terms of depth of local technical expertise, accomplishing a spread of risk and offering a global network to service multinational accounts.

ACE Global Markets holds a position of significant influence in the London market. Not withstanding the significant improvement in market conditions during the latter part of 2001 and throughout 2002, all lines of business written by Syndicate 2488 face competition, depending on the business class, from Lloyd’s syndicates, the Institute of London Underwriters companies and other major international insurers and reinsurers. Competition for international risks is also seen from domestic insurers in the country of origin of the insured.

Global Reinsurance—Property and Casualty

Background

The Global Reinsurance P&C segment comprises ACE Tempest Re Bermuda, ACE Tempest Re USA, and ACE Tempest Re Europe, ACE Tempest Life Re (“ACE Life Re”), our Bermuda-based life reinsurance operation is discussed separately. Today, the Global Reinsurance segment markets its reinsurance products worldwide under the “ACE Tempest Re” brand name and provides a broad range of coverages to a diverse range of primary P&C companies. For the year ended December 31, 2002, approximately 50 percent of written premiums came from the property catastrophe business and the remainder from non-property catastrophe lines.

ACE Tempest Re Bermuda is a leading Bermuda-based property catastrophe reinsurer created in October 1993 in response to the dislocation of the catastrophe reinsurance market following Hurricane Andrew. We acquired ACE Tempest Re Bermuda in 1996, followed by the acquisition in 1998 of CAT Limited, another leading Bermuda-based property catastrophe reinsurer. CAT Limited was combined with ACE Tempest Re Bermuda.

ACE Tempest Re Bermuda principally provides property catastrophe reinsurance globally to insurers of commercial and personal property. Property catastrophe reinsurance on an occurrence basis protects a ceding company against an accumulation of losses covered by its issued-insurance policies, arising from a common event or “occurrence.” ACE Tempest Re Bermuda underwrites reinsurance principally on an excess of loss basis, meaning that its exposure only arises after the ceding company’s accumulated losses have exceeded the attachment point of the reinsurance policy. ACE Tempest Re Bermuda also writes other types of property reinsurance on a limited basis for selected clients. Examples include proportional property (reinsurer shares a proportional part of the premiums and losses of the ceding company) and per risk excess of loss treaty reinsurance (coverage applies on a per risk basis rather than per event or aggregate basis), together with specialty lines (catastrophe workers compensation and terrorism).

In 2000, ACE Tempest Re initiated plans aimed to build a leading global multi-line reinsurance business within ACE. This expansion has reduced volatility by diversifying ACE Tempest Re’s business to offer a comprehensive-range of products to satisfy client demand. We consider an expanded product offering vital to competing effectively in the reinsurance market, but not at the expense of profitability. ACE Tempest Re USA, located in Stamford, Connecticut, was established in 2000 as a wholly-owned subsidiary of ACE INA and acts as an underwriting agency on behalf of two of our U.S. companies. The focus of ACE Tempest Re USA has been on writing property per risk and casualty reinsurance, including marine and surety, principally on a treaty basis, with a weighting toward casualty.

After the successful launch of ACE Tempest Re USA, ACE Tempest Re Europe was established in 2002, with locations in London and Dublin. The new operation writes all lines of traditional and non-traditional property, casualty, marine, aviation, and medical malpractice but is oriented to specialty and short-tail products. ACE Tempest Re Europe offers clients coverage through our Lloyd’s Syndicate 2488 and ACE INA UK in London, as well as coverage through ACE European Markets Reinsurance Limited in Dublin.

Products and Distribution

The Global Reinsurance segment services clients globally through its three major units: ACE Tempest Re Bermuda, ACE Tempest Re USA and ACE Tempest Re Europe. Through these three operations, we are able to provide a complete portfolio of products on a global basis to clients using the access point of their choice. Major international brokers submit business to one or more of these units’ underwriting teams who have built strong relationships with both key brokers and clients by explaining their approach and demonstrating consistently open, responsive and dependable service.

ACE Tempest Re Bermuda offers catastrophe reinsurance products on a global basis through reinsurance intermediaries. ACE Tempest Re USA writes all lines of traditional and non-traditional P&C business for the North American market. This unit underwrites a diversified treaty reinsurance portfolio produced through reinsurance intermediaries.

Through ACE Tempest Re Europe, the Global Reinsurance segment provides treaty reinsurance of P&C business of insurance companies worldwide, with emphasis on non-U.S. and London market risks. The London based division of ACE Tempest Re Europe focuses on the development of business sourced through London market brokers and consequently writes a diverse book of international business. The Dublin based division, established late in 2002, focuses on providing reinsurance to continental European insurers via continental European brokers. We expect this division to grow in 2003 and to write reinsurance across all lines of traditional P&C treaty business worldwide, much of it being business not previously accessed elsewhere in ACE. ACE Tempest Re Europe’s underwriting capabilities include property treaty, casualty treaty, and specialty.

Underwriting

Global Reinsurance underwrites through its offices in Bermuda, the U.S. (Stamford) and Europe (London and Dublin). We believe by operating through a small number of offices, underwriting expertise is centralized in a few locations which allows us to provide consistent service while providing additional control over the underwriting process. Global Reinsurance considers itself to be a disciplined underwriter and has built an underwriting environment, involving both underwriters and actuaries, to provide the necessary controls over the underwriting process. In addition to substantial management oversight, these controls include regular underwriting audits (by peer groups), actuarial pricing and reserve support, catastrophe exposure management (using sophisticated modeling software) and regular reviews by our corporate internal audit department.

Rates, policy limits, retentions, and other reinsurance terms and conditions are generally established in a worldwide competitive market that evaluates exposure and balances demand for property catastrophe coverage against the available supply. ACE Tempest Re believes it is perceived by the market as being a “lead” reinsurer and is typically involved in the negotiation and quotation of the terms and conditions of the majority of the contracts in which it participates. Deals are structured and priced by teams of underwriters and actuaries using a comprehensive suite of experience and exposure based actuarial models. This process is designed to ensure that full consideration is given to a complete understanding of the underlying risk profile of the product and that the terms and conditions are appropriate. Each deal is peer-reviewed and approved by other underwriters and actuaries.

Because ACE Tempest Re Bermuda underwrites property catastrophe reinsurance and has large aggregate exposures to natural and man-made disasters, its claims experience generally will involve infrequent events of considerable severity. ACE Tempest Re Bermuda seeks to diversify its property catastrophe reinsurance portfolio to moderate the impact of this severity. The principal means of diversification are by geographic coverage and by varying attachment points and imposing coverage limits per program. ACE Tempest Re Bermuda also establishes zonal and peril accumulation limits to avoid concentrations of risk from either natural or man-made perils.

Furthermore, ACE Tempest Re Bermuda applies an underwriting process for property catastrophe risks based on models that use exposure data submitted by prospective reinsureds in accordance with requirements set by our underwriters. We then analyze this data using a suite of catastrophe analysis tools, including externally developed event based models licensed from credible vendors as well as proprietary models developed in-house. The output from these catastrophe analysis tools is fed into ACE Tempest Re’s proprietary risk management platform (“Heuron”), enabling it to extensively simulate possible combinations of events affecting the portfolio and price coverages accordingly. Heuron measures the accumulation of exposures and assigns risk-based capital to each new risk that is being underwritten. The amount of risk-based capital required to support the new risk will vary according to the contribution that the new risk makes to existing portfolio accumulations. This unique analytical approach requires exposure data from each cedant within the portfolio. Heuron also provides decision support analysis for capital management, including the purchase of retrocessional coverages.

Competitive Environment

The Global Reinsurance segment competes worldwide with major U.S. and non-U.S. reinsurers as well as reinsurance departments of numerous multi-line insurance organizations. Competitors include Munich Re, Swiss Re, PartnerRe, Converium, RenaissanceRe, XL Re and certain Lloyd’s syndicates. Global Reinsurance competes effectively in P&C markets worldwide because of our strong capital position, the quality of service provided to customers, the leading role we play in setting the terms, pricing and conditions in negotiating contracts, and our customized approach to risk selection. While consolidation and closures have reduced our number of competitors, there is still meaningful competition in the marketplace.

Global Reinsurance—Life Reinsurance

Background

ACE Life Re was formed in 2001 as a niche player in the life reinsurance market. Our strategic focus at ACE Life Re is to differentiate ourselves in our targeted business which is principally to provide reinsurance coverage to other life insurance companies focusing on guarantees included in certain annuity products (fixed and variable). We do not compete on a “traditional” basis for pure mortality business. The reinsurance transactions we enter into typically help clients (ceding companies) to manage mortality, morbidity, and/or lapse risks embedded in their book of business.

Products and Distribution

ACE Life Re markets its products directly to clients as well as through reinsurance intermediaries. The marketing plan seeks to capitalize on the relationships developed by our executive officers and underwriters with members of the actuarial profession and executives at client companies. ACE Life Re targets potential ceding insurers that it believes would benefit from its reinsurance products based on analysis of publicly available information and other industry data. In addition, reinsurance transactions are often placed by reinsurance intermediaries and consultants. ACE Life Re works with such third party marketers in an effort to maintain a high degree of visibility in the reinsurance marketplace.

ACE Life Re’s strategy and business does not depend on a single client or a few clients. To date, we have entered into reinsurance agreements with over 20 clients. However, like most start-up operations, a single large transaction can account for a significant percentage of total revenue. We anticipate that as business continues to grow, ACE Life Re will have a reasonably diversified source of revenue by number of clients and by lines of business.

Underwriting

ACE Life Re underwrites transactions on a qualitative and quantitative basis. The underwriters in this unit are individuals with specialized experience and expertise in the specific products we write. Underwriting guidelines have been developed with the objective of controlling the risks of the reinsurance policies written as well as to determine appropriate pricing levels. The guidelines are amended from time to time in response to changing industry conditions, market developments, changes in technology and other factors.

In implementing the underwriting guidelines, an experienced underwriting team is utilized to select opportunities with acceptable risk/return profiles. Reinsurance business is assumed only after considering many factors, including the type of risks to be covered, actuarial evaluations, historical performance data for the client and the industry as a whole, the client’s retention, the product to be reinsured, pricing assumptions, underwriting standards, reputation and financial strength of the client, the likelihood of establishing a long term relationship with the client, and the market share of the client. Pricing of reinsurance products is based on ACE Life Re’s sophisticated actuarial and investment models which incorporate a number of factors, including assumptions for mortality, morbidity, expenses, demographics, persistency and investment returns, as well as certain macroeconomic factors such as inflation, taxation and certain regulatory factors such as surplus requirements.

Competitive Environment

The reinsurance industry is highly competitive. Most of the reinsurance companies are well established, have significant operating histories, strong claims paying ability ratings, and long-standing client relationships through existing treaties with ceding companies. ACE Life Re’s primary competitors include major life reinsurers such as Swiss Re and Hannover Re and smaller specialty companies such as Annuity and Life Re, Scottish Annuity & Life, and Max Re. ACE Life Re competes effectively by leveraging the strength of our client relationships, underwriting expertise and capacity, and our brand name and capital position.

Financial Services

Background

Our Financial Services segment includes the financial guaranty business of ACE Guaranty Corp. and ACE Capital Re International and the financial solutions business in the U.S. and Bermuda.

On December 30, 1999, we diversified our product offering by acquiring Capital Re Corporation. This transaction added significant depth and expertise to our financial reinsurance capabilities and represented a strategic complement to our diversified portfolio by fully establishing us as a key financial guaranty reinsurer.

Our guaranty business is written through the following companies: ACE Guaranty Corp. (“AGC”) (formerly ACE Guaranty Re Inc.), ACE Capital Re International Ltd. (“ACRI”), ACE Capital Mortgage Reinsurance Company (“ACMR”), ACE Capital Re Overseas Ltd. (“ACRO”), and ACE Capital Title Reinsurance Company (“ACTR”).

The financial guaranty business is primarily conducted through AGC. AGC serves the U.S. domestic and international financial guaranty insurance and reinsurance markets. Its principal business is the insurance and reinsurance of investment grade public finance and asset-backed debt issues (insured and ceded by the primary bond insurance companies), and the insurance and reinsurance of credit default swaps. In addition to financial guaranty business, AGC provides trade credit reinsurance. ACRI and ACRO are primarily focused on providing highly-structured solutions to problems of financial and risk management through reinsurance and other forms of credit enhancement products, while ACMR and ACTR are New York regulated monoline reinsurance companies providing mortgage guaranty reinsurance and title reinsurance respectively.

The financial solutions business is the other broad category of the Financial Services segment. This business is primarily conducted through ACE Financial Solutions (“AFS”) and ACE Financial Solutions International (“AFSI”). AFS was established in April 2000 as an operating division of ACE USA, with employees based in Philadelphia, PA, and New York, NY. AFS consists of three lines of business: securitization and risk trading (“SRT”), finite and structured risk products (“FSRP”), and retroactive contracts in the form of loss portfolio transfers (“LPTs”). The structured life and A&H line of business was discontinued in December 2002. AFSI started in 1995 as a line of business within ACE Bermuda. It originally had a broad business plan, considering all alternative risk transfer submissions, but later narrowed its focus to writing only finite risk programs. Based in Bermuda, AFSI offers FSRPs, LPTs and enterprise risk management.

Products and Distribution

The companies writing guaranty business offer value-added insurance, reinsurance and financial derivative products that provide protection from credit or financial risks to the insurance and capital markets. The financial guaranty operation’s product line consists of municipal and non-municipal financial guaranty reinsurance, single-name and portfolio credit default swaps, mortgage guaranty reinsurance, trade credit reinsurance, title reinsurance and residual value reinsurance. According to Moody’s Investors Service (“Moody’s”), until 1998 AGC and a competitor accounted for approximately 70 percent of the entire market for financial guaranty reinsurance. Since then, primary insurance companies have been diversifying among reinsurers, the result of which has been a dramatic spreading of market share across financial guaranty reinsurers. Moody’s estimates that at the end of 2001, AGC’s share of this market had dropped to 22.6 percent from 37.5 percent in 1997. AGC has reacted to this shift by adopting a hybrid strategy of fostering its reinsurance relationships with primary financial guarantors while developing alternative credit-enhancement platforms as a primary company. This strategy, which diversified AGC’s product offering, has resulted in a significant increase in other business written including credit default swaps and trade credit enhancement. AGC expects that by 2004 over 50 percent of net premiums earned will be from sources other than the financial guaranty business.

•

Financial guaranty insurance is a type of credit enhancement, similar to a surety, which is regulated under the insurance laws of various jurisdictions. Financial guaranty insurance provides an unconditional and irrevocable guaranty that indemnifies the insured against nonpayment of principal and interest on an insured debt obligation when due. Mortgage guaranty insurance is a specialized class of credit insurance, providing protection against the default of borrowers on mortgage loans to mortgage lending institutions.

•	Title insurance essentially provides the acquirer or the mortgagee of real property with two forms of coverage. The first assures that the search and examination of the real estate records, upon which the acquirer or mortgagee is relying for good and clean title, was properly performed. The second form of coverage assures that all previously existing mortgages and liens will be paid off from the proceeds of the sale or refinancing of the property.

•	Residual value reinsurance is generally provided to the captives of motor vehicle manufacturers or lessors, whereby the coverage effectively guarantees the residual value of portfolios of leased vehicles at the termination of the lease term.

•	Trade credit insurance protects sellers of goods and services from the risk of non-payment of trade receivables in the event a buyer becomes insolvent, or other external factors affect payment from the buyer and, is a large, well-established specialty insurance product, particularly in Western Europe. Policyholders are typically covered for short-term exposures (generally less than 180 days and averaging 60-90 days) for insolvency or payment defaults by domestic and/or foreign buyers. Some export credit policies also cover political events, which can disrupt either the flow of goods and services or payment for goods and services.

Our financial guaranty companies maintain relationships with major U.S. primary financial guaranty insurers, mortgage guaranty insurers in the U.S., U.K. and Australia, title insurers and major European trade credit insurers. Major U.S. and European investment banks act as counterparties (market makers) on credit default swaps. Additionally, a portion of this operation’s reinsurance business is developed through relationships with brokers and reinsurance intermediaries. The title reinsurance business has developed substantially all of its business opportunities through direct contacts with primary title insurers, while the financial guaranty business has been developed through direct contacts with U.S. primary companies and major investment banks in the U.S. and Europe.

As stated above, the financial solutions operation of this segment provides the SRT, FSRP, LPT, and enterprise risk management lines of business.

•	SRTs provide solutions for trading highly structured private and capital markets transactions, focusing on assuming and trading highly structured financial risks in the mezzanine layers (BB, BBB and A, as rated by Standard & Poor’s) of risk.

•	FSRPs are programs written to facilitate economic efficiency for clients by providing insurance protection, capital efficiency, optimal tax, accounting or regulatory treatment. FSRP structures are commonly multi-year term with defined limits with a combination of risk transfer and loss funding.

•	LPTs are contracts, which are structured to assume liabilities incurred by corporations, public entities, insurance companies, captives, self-insured groups and state funds. These liabilities consist mainly of workers’ compensation, but also include general liability, product liability, auto liability, warranty and medical. These contracts, which meet the established criteria for reinsurance accounting under accounting principles generally accepted in the U.S. (“GAAP”), are recorded in the statement of operations when written and generally result in large, one-time written and earned premiums with comparable incurred losses.

•	Enterprise risk management provides a holistic risk management approach by identifying and quantifying all material risks facing a company.

Due to the nature of the financial solutions business, premium volume can vary significantly from period to period and therefore premiums written in any one period are not indicative of premiums to be written in future periods.

Underwriting

For the majority of the guaranty business the underwriting process is premised on reinsuring investment grade credit risks and risk-remote or finite financial risks. The underwriting process is based on multiple levels of credit review, actuarial analysis, stress-based modeling and legal review. Underwriters minimize correlation and aggregation through diversification of exposures by geography, tenor, industry sector, credit enhancement/attachment point and rating category of underlying credits.

Each financial solutions contract is unique and specifically tailored for an individual client, but generally they are multi-year and contain some form of client participation. Both the financial guaranty and the financial solutions units write structured finance transactions which are recorded at higher loss and loss expense ratios than other business. These transactions are typically longer-term contracts where profit emerges over the term of the contract and relies on investment income as a component of profitability. At the time these contracts are written, management make certain assumptions with respect to the ultimate amount and timing of payments in order to establish loss and loss expense reserves. As with most loss reserves, the actual amount and timing of payments may result in loss and loss expenses which are significantly greater or less than the reserves initially provided.

It is generally expected that losses ultimately paid under retroactive contracts will exceed the premiums received, in some cases by large margins. Premiums are based in part on time-value-of-money concepts because loss payments may occur over lengthy time periods. However, retroactive contracts do not have a significant impact on reported earnings in the period of inception. When writing a retrospective contract, the excess of the estimated ultimate losses over the premiums received is established as a deferred charge and amortized against income over the estimated future claim settlement period. Management expects that these contracts will produce significant underwriting losses over time, but also that this business will be profitable due to expected investment earnings on the premiums received.

Competitive Environment

The Financial Services segment faces direct and indirect competition from equally-rated financial institutions on all lines of business. The differentiating factors include pricing, customer service, market perception and historical performance.

There are approximately six major players in the financial guaranty market. The financial guaranty business faces competition indirectly from other highly rated financial institutions that provide capital substitutes to the primary financial guaranty insurers. Competition is also a function of the ease with which primary insurers can raise capital in the private or public equity markets. Increased primary capital increases the ability of insurers to retain risk and the need for reinsurance in general is diminished. In the mortgage reinsurance market, competition comes from some non-U.S. mortgage reinsurers and, in a minor way, from U.S. multi-line insurers. In the title business, the large title insurers have traditionally provided reinsurance capacity. The trade credit business faces a high degree of competition from traditional participants in these markets, including large multi-line insurers and reinsurers.

For financial solutions, the SRT line competes with insurance companies and other financial institutions that assume and trade credit risk. This operation focuses on investment-grade portfolio credit exposures and competes in this market sector on terms of price, capacity and terms. The FSRP and retroactive contracts operations compete with several other P&C insurance companies, which have groups offering LPTs, traditional and non-traditional buy-outs and finite insurance and reinsurance. Competition is generally based on contract price, capacity and terms.

Unpaid Losses and Loss Expenses

We establish reserves for unpaid losses and loss expenses, which are estimates of future payments of reported and unreported claims for losses and related expenses, with respect to insured events that have occurred. The process of establishing reserves for P&C claims can be complex and imprecise as it requires the use of informed estimates and judgments. These estimates and judgments are based on numerous factors, and may be revised as additional experience and other data become available and are reviewed, as new or improved methodologies are developed or as current laws change. We have actuarial staff in each of our operating segments who track insurance reserves and regularly evaluate the levels of loss reserves, taking into consideration factors that may impact the ultimate loss reserves. Any such revisions could result in future changes in estimates of losses or reinsurance recoverable and would be reflected in our results of operations in the period in which the estimates are changed. As part of our evaluation process, we also engage independent actuarial firms on an annual basis to review the methods and assumptions we use in estimating unpaid losses and loss expenses.

Losses and loss expenses are charged to income as incurred. The reserve for unpaid losses and loss expenses represents the estimated ultimate losses and loss expenses less paid losses and loss expenses, and comprises case reserves, loss expense reserves and incurred but not reported loss reserves (“IBNR”). During the loss settlement period, which can be many years in duration, additional facts regarding individual claims and trends often will become known. As these become apparent, case reserves may be adjusted by allocation from IBNR without any change in the overall reserve. In addition, application of statistical and actuarial methods may require the adjustment of the overall reserves upward or downward from time to time. The final liability, nonetheless, may be significantly greater than or less than the prior estimates.

We continually evaluate our estimates of reserves in light of developing information and in light of discussions and negotiations with our insureds. While we are unable at this time to determine whether additional reserves, which could have a material adverse effect upon our financial condition, results of operations and cash flows, may be necessary in the future, we believe that our reserves for unpaid losses and loss expenses are adequate as of December 31, 2002.

We have considered A&E claims and claims expenses in establishing the liability for unpaid losses and loss expenses and have developed reserving methods, which incorporate new sources of data with historical experience to estimate the ultimate losses arising from A&E exposures. The reserves for A&E claims and claims expenses represent management’s best estimate of future loss and loss expense payments and recoveries which are expected to develop over the next several decades. We continuously monitor evolving case law and its effect on environmental and latent injury claims.

In January 2003, we completed an internal review of our A&E reserves. As a result of this review, we increased our gross A&E reserve for the year ended December 31, 2002, by $2.2 billion, offset by $1.9 billion of reinsurance recoverable, including $533 million of reinsurance purchased from the National Indemnity Company (“NICO”) as part of the acquisition of CIGNA’s P&C business. We also increased our bad debt provision for reinsurance recoverable by $145 million. As a result of these two items, together with ACE Bermuda’s ten percent participation in the NICO cover, the net increase in exposure was determined to be $516 million ($354 million after income tax) and was recorded in the fourth quarter of 2002.

Our exposure to asbestos principally arises out of liabilities acquired when we purchased the P&C business of CIGNA in 1999 and Westchester Specialty from Talegen in 1998. While we certainly have other insurance operations, exposure to asbestos liabilities is concentrated in these two areas of our business. Of these two areas, the larger and potentially more volatile exposure is contained within the liabilities acquired in the CIGNA transaction. These liabilities reside in the various subsidiaries of Brandywine, which was created in 1995 by the restructuring of CIGNA’s domestic operations into separate ongoing and run-off operations.

As part of the acquisition of the CIGNA P&C business, NICO provided reinsurance protection against adverse development for the aggregate liabilities of Brandywine, including environmental and asbestos liabilities. In the fourth quarter of 2002, we increased our A&E reserves, exhausting the NICO reinsurance cover protecting Brandywine.

As part of the acquisition of the Westchester business, NICO provided reinsurance protection for adverse development for all losses occurring prior to 1997. At December 31, 2002, the remaining limit in the NICO reinsurance cover protecting ACE Westchester Specialty was approximately $600 million. None of the recent increase to reserves is attributable to Westchester’s asbestos liabilities.

We conduct a reserve review of our asbestos reserves on a quarterly basis. This reserve review includes a detailed individual claim review and analysis of the policies at issue, legal precedents, and our asbestos settlement history, as well as factual and investigative developments. Our latest review, by an internal task force, included a comprehensive re-evaluation of claims as of September 2002. This included a review of:

•	the pending claim inventory and the projection of future filings;

•	the characterization of injury types and the projected future distribution by injury type;

•	the total coverage profile for the account and our share of that coverage profile;

•	products and non-products exposures;

•	bankruptcy status and jurisdiction; and

•	the external actuarial estimate of unpaid liabilities.

This evaluation process included a detailed review of assumptions relating to projections of future new defendants, and non-product exposures were identified and reserved as part of the task force process.

In addition to our internal review of asbestos reserves, the normal, biennial, reserve review by an internationally-known actuarial consulting firm, required by the Pennsylvania Insurance Department when Brandywine was established, was recently completed. Our asbestos reserves, taking into account the additions for the quarter ended December 31, 2002, represent the high end of our internal task force’s indication of range of liability and is consistent with the best estimate of the external actuary retained by the Pennsylvania Insurance Department.

In the context of our asbestos reviews, many risk factors are considered. In establishing our asbestos reserves, we believe the most significant variables include assumptions with respect to payments to unimpaired claimants and the liability of peripheral defendants. In establishing reserves for periods prior to the fourth quarter of 2002, we assumed that significant additional state judicial or legislative reform would substantially eliminate payments to future claimants who are not physically impaired. The fourth quarter reserve additions were based on the more conservative assumption that there will be no future state or federal asbestos reform. Therefore, the booked asbestos reserves do not reflect any anticipated changes in the legal, social or economic environment, or any benefit from future legislative reforms.

The vast majority of the reserve increase in the fourth quarter of 2002 is due to the strengthening of the IBNR provision for peripheral defendants and future increases in severity.

We also consider multiple recoveries by claimants against various defendants; the ability of a claimant to bring a claim in a state in which they have no residency or exposure; the ability of a policyholder to claim the right to non-products coverage; and whether high-level excess policies have the potential to be accessed given the policyholder’s claim trends and liability situation. The results in other asbestos cases announced by other carriers may have little or no relevance to us because other coverage exposures are highly dependent upon the specific facts of individual coverage and resolution status of disputes among carrier, policyholder and claimants.

Based on the policies, the facts, the law and a careful analysis of the impact that these risk factors will likely have on any given account, management estimates the potential liability for indemnity, policyholder defense costs and coverage litigation expense. There are many complex variables that are considered when estimating the reserves for its inventory of asbestos accounts. The variables involved may directly impact the predicted outcome. Sometimes, the outcomes change significantly based on a small change in one risk factor related to just one account.

Our current asbestos reserves are based upon an assessment of our policies, legal precedents and investigative facts, and how the various risk factors are likely to be played out as those issues are litigated. While reserving for these claims is inherently uncertain, we believe that the reserves carried for these claims are adequate based on known facts and current law. Our reserve review process involves a continual evaluation of cases taking into account all currently known information as well as reasonable assumptions related to unknown information. When facts and circumstance change, including the impact of the risk factors, changes are made to reflect overall reserve adequacy. It is possible that adverse developments could cause us to re-evaluate our assumptions. This could lead us to further increase our asbestos related reserves, which could have a material adverse effect on future operating results.

In 2001, we incurred losses of $650 million relating to the terrorist attack on September 11, 2001. We continue to evaluate our total potential liability based upon individual insurance and reinsurance policy language, legal and factual developments in underlying matters involving our insureds as well as legislative developments in the U.S. involving the terrorist attack. If our current assessments of future developments are proved wrong, the financial impact of any of them, singularly or in the aggregate, could be material. For example, business interruption insurance claims could materialize in the future with greater frequency than we anticipated or provided for in our estimates, or, insureds that we expect will not be held responsible for injuries resulting from the attack, are ultimately found to be responsible at a financial level that impacts our insurance or reinsurance policies. We believe that our current estimate for the September 11 tragedy is reasonable and accurate based on information currently available.

The “Analysis of Losses and Loss Expenses Development” shown below presents the subsequent development of the estimated year-end liability for net unpaid losses and loss expenses for the last eleven years. On July 2, 1999, we changed our fiscal year-end from September 30 to December 31. As a result, the information provided for the 1999 year is actually for the 15-month period from October 1, 1998, through December 31, 1999. Prior to December 31, 1999, the net unpaid losses and loss expenses are in respect of annual periods ending on September 30 of each year. The table also presents as at December 31, 2002, the cumulative development of the estimated year-end liability for gross unpaid losses and loss expenses for the years 1994 through 2001. The top lines of the table shows the estimated liability for gross and net unpaid losses and loss expenses recorded at the balance sheet date for each of the indicated periods. This liability represents the estimated amount of losses and loss expenses for claims arising from all prior years’ policies and agreements that were unpaid at the balance sheet date, including IBNR loss reserves. The upper (paid) portion of the table presents the net amounts paid as of subsequent periods on those claims for which reserves were carried as of each balance sheet date. The lower portion of the table shows the re-estimated amount of the previously recorded net liability as of the end of each succeeding period. The bottom lines of the table show the re-estimated amount of previously recorded gross liability at December 31, 2002, together with the change in reinsurance recoverable. We do not consider it appropriate to extrapolate future deficiencies or redundancies based upon the table below, as conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Several aspects of our operations, including the low frequency and high severity of losses in the high excess layers in which we provide insurance, complicate the actuarial reserving techniques we utilize. Accordingly, we expect that ultimate losses and loss expenses attributable to any single underwriting year will be either more or less than the incremental changes in the lower portion of the table. The “cumulative redundancy/deficiency” shown in the table below represents the aggregate change in the reserve estimates over all subsequent years. The amounts noted are cumulative in nature; that is, an increase in loss estimate for prior year losses generates a deficiency in each intermediate year. On November 1, 1993, we acquired CODA, on July 1, 1996, we acquired ACE Tempest Re, and on July 9, 1998, we acquired Tarquin. The table has been restated to include CODA, ACE Tempest Re and Tarquin’s loss experience as if each of these companies had been our wholly-owned subsidiaries from their inception. On January 2, 1998, we acquired ACE US Holdings, on April 1, 1998, we acquired CAT Limited; and on July 2, 1999, we acquired ACE INA. The unpaid loss information for ACE US Holdings, CAT Limited and ACE INA has been included in the table commencing in the year of acquisition. As a result, 1999 includes net reserves of $6.8 billion related to ACE INA at the date of acquisition and subsequent development thereon.

Analysis of Losses and Loss Expenses Development

	Years ended September 30							Fifteen Month Period ended December 31	Years ended December 31
	1992	1993	1994	1995	1996	1997	1998	1999	2000	2001	2002
	(in millions of U.S. dollars)
Gross unpaid			$1,176	$1,492	$1,978	$2,112	$3,738	$16,460	$17,388	$20,728	$24,315
Net unpaid	$814	$766	1,176	1,489	1,892	2,007	2,678	8,909	9,065	10,099	11,318
Net paid
(Cumulative)
As Of:
1 year later	341	127	67	80	359	337	1,018	2,711	2,404	2,685
2 years later	465	183	122	414	663	925	1,480	4,077	3,831
3 years later	517	229	452	696	1,248	1,066	1,656	5,133
4 years later	552	559	726	1,259	1,372	1,171	1,813
5 years later	881	838	1,286	1,380	1,465	1,197
6 years later	1,151	1,398	1,369	1,468	1,481
7 years later	1,673	1,481	1,450	1,481
8 years later	1,756	1,562	1,438
9 years later	1,837	1,550
10 years later	1,825
Net Liability
Re-estimated
As Of:
End of year	$814	$766	$1,176	$1,489	$1,892	$2,007	$2,678	$8,909	$9,065	$10,099	$11,318
1 year later	814	966	1,177	1,489	1,892	1,990	2,753	8,848	9,159	10,808
2 years later	1,085	1,068	1,228	1,489	1,881	1,915	2,747	8,851	9,727
3 years later	1,234	1,211	1,387	1,480	1,824	1,853	2,722	9,371
4 years later	1,412	1,430	1,401	1,495	1,852	1,833	2,730
5 years later	1,667	1,443	1,472	1,589	1,932	1,816
6 years later	1,703	1,580	1,530	1,679	1,931
7 years later	1,852	1,642	1,606	1,654
8 years later	1,916	1,713	1,566
9 years later	1,987	1,672
10 years later	1,946
Cumulative redundancy/ (deficiency)	(1,132)	(905)	(389)	(165)	(39)	190	(52)	(461)	(662)	(709)
Gross unpaid losses and loss expenses end of year			1,176	1,492	1,978	2,112	3,738	16,460	17,388	20,728	24,315
Reinsurance recoverable on unpaid losses			—	3	86	105	1,060	7,551	8,323	10,629	12,997

Net unpaid losses and loss expenses			1,176	1,489	1,892	2,007	2,678	8,909	9,065	10,099	11,318

Gross liability re-estimated			1,644	1,773	1,937	1,814	3,840	20,341	20,842	23,609
Reinsurance recoverable on unpaid losses			78	119	6	2	1,110	10,970	11,115	12,801

Net liability re-estimated			1,566	1,654	1,931	1,816	2,730	9,371	9,727	10,808

Cumulative redundancy/(deficiency) on gross unpaid			(468)	(281)	41	298	(102)	(3,881)	(3,454)	(2,881)

The cumulative gross redundancy/deficiency is the difference between the gross loss reserves originally recorded and the re-estimated liability at December 31, 2002. We utilized little or no reinsurance for 1997 and prior years. In 1999, ACE INA acquired the CIGNA P&C insurance operations and the acquired loss reserves for 1999 and prior years are included in the table commencing in 1999. As of December 31, 2002, the cumulative deficiency for 1999 is $3.9 billion. This relates primarily to U.S. liabilities, including A&E liabilities for 1995 and prior. Reinsurance coverages have the effect of substantially reducing the net loss as follows: Of the total $3.9 billion of cumulative deficiency for the 1999 and prior years, approximately $2.2 billion was covered by reinsurance placed when the risks were originally written, and $1.25 billion of the remaining liability has been ceded to NICO. Of the cumulative deficiency of $3.9 billion noted for 1999, approximately $500 million was identified and recorded in fiscal 2000, $630 million was identified and recorded in fiscal 2001, and $2.8 billion was identified and recorded in 2002.

Reconciliation of Unpaid Losses and Loss Expenses

	Years Ended December 31
	2002	2001	2000
	(in thousands of U.S. dollars)
Gross unpaid losses and loss expenses at beginning of year	$20,728,122	$17,388,394	$16,460,247
Reinsurance recoverable on unpaid losses	(10,628,608)	(8,323,444)	(7,551,430)

Net unpaid losses and loss expenses at beginning of year	10,099,514	9,064,950	8,908,817
Unpaid losses and loss expenses assumed in respect of reinsurance business acquired	202,920	300,204	169,537
Unpaid losses and loss expenses in respect of formerly discontinued operations	—	—	1,269,914

Total	10,302,434	9,365,154	10,348,268

Net losses and loss expenses incurred in respect of losses occurring in:
Current year	4,197,829	4,457,986	2,996,429
Prior year	708,681	94,470	(60,364)

Total	4,906,510	4,552,456	2,936,065

Net losses and loss expenses paid in respect of losses occurring in:
Current year	1,265,880	1,345,699	1,205,110
Prior year	2,685,401	2,404,155	2,897,171

Total	3,951,281	3,749,854	4,102,281

Foreign currency revaluation	60,355	(68,242)	(117,102)

Net unpaid losses and loss expenses at the end of year	11,318,018	10,099,514	9,064,950
Reinsurance recoverable on unpaid losses	12,997,164	10,628,608	8,323,444

Gross unpaid losses and loss expenses at end of year	$24,315,182	$20,728,122	$17,388,394

Our net incurred losses in 2002 were $4.9 billion. Net losses and loss expenses incurred for the year ended December 31, 2002, include $709 million of prior year development. Of this amount, $516 million relates to a charge taken in the fourth quarter of 2002 to strengthen our A&E reserves and is analysed in more detail below. All of the A&E development was incurred in the Insurance—North American segment. An analysis of the remaining $193 million of prior period development follows:

Incurred losses of $2.2 billion for Insurance—North American include $79 million of prior period development, $59 million from ACE USA and $20 million from ACE Bermuda. In ACE USA, prior period development arose from several lines of business including $13 million from our ACE Risk Management business, $11 million from consumer solutions business and $35 million from two lines of business now in run-off. ACE Risk Management, ACE USA’s largest business line with over $1.3 billion of net loss reserves, is the large commercial package business that includes workers compensation and commercial automobile covers. During 2002, we incurred $13 million to increase the workers’ compensation, commercial automobile and the health care asset management run-off books, principally for the 2000 accident year, as a result of regular actuarial reviews of these lines of business. The Consumer Solutions group incurred $11 million related to the 2001 accident year, principally from its warranty line as a result of an actuarial study completed in late 2002. Of the $35 million from run-off business, $18 million arose from CIS, which comprises middle market casualty exposures. In 1999, we sold the renewal rights to this business and are running off the existing reserves. $12 million relates to one adverse court decision in the Financial Institutions business on a 2001 accident year claim and the remaining $5 million relates to general reserve increases resulting from actuarial reviews.

In ACE Bermuda, we incurred $45 million of prior year losses related to aerospace losses, $31 million related to satellite losses and $14 million of aviation losses. The satellite losses principally relate to three losses from satellites launched between 1999 and 2001 that have subsequently experienced problems. The aviation losses relate to increases in claims reserves on almost 300 claims in the 1997 through 2001 accident years. The remaining reserves on this line principally relate to long-tail product liability policies. ACE Bermuda discontinued the satellite business in 2002 and the aviation business in 2000. These increases were partially offset as excess liability reserves improved by $28 million. We were successful in recovering subrogation on a loss from the 1988 accident year and had positive development on a claim for the 1989 accident year. These two items accounted for an improvement of $45 million. This was partially offset by claims development in 1995 and 1996. The remaining $3 million relates to general reserve increases resulting from actuarial reviews.

Incurred losses of $1.4 billion for Insurance – Overseas General include $104 million of prior year losses, of which $36 million came from ACE Global Markets and $68 million came from ACE International. In ACE Global Markets, $26 million of prior period development arose from aerospace losses in the 2000 and 2001 accident years, principally from the same satellite losses that impacted ACE Bermuda. The remaining $10 million relates to a number of small losses across several business lines. In ACE International, $44 million of prior period development arose from developing casualty losses in Australia, Norway, Italy and the Netherlands. The increases related to development on several large claims caused by new information that changed the total value of these claims from last year. In addition, ACE Europe incurred $14 million of D&O losses, partly in response to specific large losses and partly due to a change in assumptions as experience has changed from last year. The remaining $10 million relates to small losses across several lines.

Total incurred losses of $304 million for Global Reinsurance include positive development in prior period reserves of $20 million. Most of Global Reinsurance’s reserves at December 31, 2002, relate to short-tail, catastrophe oriented lines where unpaid claims are set using a blend of market share analysis on industry loss reports and reported claims from customers. Initial loss reserve estimates are then revised as necessary, to reflect the actual loss experience of the customer. During 2002, Global Reinsurance determined that the loss reserves carried on certain of its contracts related to the 1998 through 2001 accident years were in excess of the reserves required based on the latest assessment. This resulted in favorable prior year loss development. There were no changes in assumptions used in the reserving process in 2002.

Total incurred losses of $947 million for Financial Services include $30 million of prior period development principally from the ACE Financial Solutions International book, which comprises large, unique transactions, including LPTs. $12 million relates to the amortization of the deferred assets on the LPTs. The remaining amount principally relates to three accounts where recent information resulted in an increase in the total reserve positions for these accounts primarily for the 1998 through 2001 accident years

As discussed above, net loss and loss expenses for the year ended December 31, 2001 were impacted by $94 million of prior year development principally in the Insurance—Overseas General segment. This development was recorded during the fourth quarter of 2001, when we recorded additional reserves to strengthen our casualty loss reserves.

Net loss and loss expenses for the year ended December 31, 2000, were impacted by favorable development of reserves from prior periods primarily from the Global Reinsurance and Insurance—North American segments, partially offset by unfavorable development in the Financial Services segment.

Investments

Our principal investment objective is to ensure that funds will be available to meet our primary insurance and reinsurance obligations. Within this broad liquidity constraint, the investment portfolio’s structure seeks to maximize return subject to specifically-approved guidelines of overall asset classes, credit quality, liquidity, and volatility of expected returns. As such, our investment portfolio is invested primarily in investment-grade fixed income securities as measured by the major rating agencies.

The management of our investment portfolio is the responsibility of ACE Asset Management. ACE Asset Management operates principally to guide and direct our investment process. In this regard, ACE Asset Management:

•	Conducts formal asset allocation modeling for each of the ACE subsidiaries, providing formal recommendations for the portfolio’s structure;

•	Establishes recommended investment guidelines that are appropriate to the prescribed asset allocation targets;

•	Provides the analysis, evaluation, and selection of our external investment advisors;

•	Establishes and develops investment-related analytics to enhance portfolio engineering and risk control;

•	Monitors and aggregates the correlated risk of the overall investment portfolio; and

•	Provides governance over the investment process for each of our operating companies to ensure consistency of approach and adherence to investment guidelines.

For the portfolio, we determine allowable, targeted asset allocation and ranges for each of the operating segments. These asset allocation targets are derived from sophisticated asset and liability modeling that measures correlated histories of returns and volatilities of returns. Allowable investment classes are further refined through analysis of our operating environment, including expected volatility of cash flows, overall capital position, regulatory and rating agency considerations.

The Finance Committee of the Board of Directors approves asset allocation targets and reviews our investment policy to ensure that it is consistent with our overall goals, strategies and objectives. Overall investment guidelines are approved by the Finance Committee to ensure appropriate levels of portfolio liquidity, credit quality, diversification, and volatility are maintained. In addition, the Finance Committee systematically reviews the portfolio’s exposures to capture any potential violations of investment guidelines.

Within the guidelines and asset allocation parameters established by the Finance Committee, individual investment committees of the operating segments determine tactical asset allocation. Additionally, these committees review all investment-related activity that affects their operating company, including the selection of outside investment advisors, proposed asset allocations changes, and the systematic review of investment guidelines.

For additional information regarding the investment portfolio, including breakdowns of the sector and maturity distributions, see Note 3 of the Consolidated Financial Statements included in the 2002 Annual Report to Shareholders.

Regulation

Our insurance and reinsurance subsidiaries are subject to regulation and supervision by the local authority in the countries or states in which they do business. The extent of such regulation most commonly has its source in statutes, which delegate regulatory, supervisory and administrative power to a department of insurance.

Bermuda Operations

In Bermuda, our insurance subsidiaries are regulated by the Insurance Act (as amended) and related regulations (the “Act”). The Act imposes on Bermuda insurance companies, solvency and liquidity standards, and auditing and reporting requirements, and grants the Bermuda Monetary Authority powers to supervise, investigate and intervene in the affairs of insurance companies. Significant requirements include the appointment of an independent auditor, the appointment of a loss reserve specialist and the filing of the Annual Statutory

Financial Return with the Supervisor of Insurance (“the Supervisor”). The Supervisor is the chief administrative officer under the Act.

We must comply with the provisions of the Act regulating the payment of dividends and distributions from contributed surplus. A Bermuda company may not declare or pay a dividend or make a distribution out of contributed surplus if there are reasonable grounds for believing that: (a) the company is, or would after the payment be, unable to pay its liabilities as they become due; or (b) the realizable value of the company’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts.

The Supervisor may appoint an inspector with extensive powers to investigate the affairs of an insurer if he believes that an investigation is required in the interest of the insurer’s policyholders or persons who may become policyholders. In order to verify or supplement information otherwise provided to him, the Supervisor may direct an insurer to produce documents or information relating to matters connected with the insurer’s business. If it appears to the Supervisor that there is a risk of the insurer becoming insolvent, or that the insurer is in breach of the Act or any conditions or its registration under the Act, the Supervisor may direct the insurer not to take on any new insurance business, not to vary any insurance contract if the effect would be to increase the insurer’s liabilities, not to make certain investments, to realize certain investments, to maintain in or transfer to the custody of a specified bank certain assets, not to declare or pay any dividends or other distributions, or to restrict the making of such payments and/or to limit its premium income.

United Kingdom Regulation of Lloyd’s

ACE, certain of our U.K. subsidiaries and staff employed within the Lloyd’s operations, are subject to regulation by the Council of Lloyd’s (the “Council”) and the FSA-U.K. The Council and FSA-U.K. regulate us and our subsidiaries in the ownership chain of our Lloyd’s managing agencies and the Corporate Capital Vehicles (“CCVs”) pursuant to their authority with respect to a “controller”. Certain U.K.-based directors and employees are subject to regulation by the Council as “individually registered persons” and by the FSA-U.K. as “approved persons”. The managing agencies and the CCVs are also subject to Lloyd’s regulation.

The FSA-U.K. is the single U.K. statutory regulator for the supervision of securities, banking and insurance business, although Lloyd’s has retained certain self-regulatory responsibilities. The FSA-U.K. imposes capital adequacy, auditing, financial reporting and other requirements upon the Lloyd’s market.

In 2002, the Council approved a number of proposals for Lloyd’s reform based on the recommendations of the Chairman’s Strategy Group which include (1) the implementation of a Lloyd’s franchise concept to managing agencies, (2) the formation of a Franchise board, reporting to the Council, to direct the market’s commercial regulatory governance, and (3) prohibition of new unlimited liability members, beginning in 2003. It is envisaged that the FSA-U.K. will increase its direct regulation of Lloyd’s managing agencies.

United States Regulation of Lloyd’s

Regulation of alien insurers varies on a state by state basis, however, generally, insurance is written pursuant to a license (admitted insurer), excess and surplus lines eligibility (eligible insurer) or exemptions (non-admitted insurer or non-admitted basis). Reinsurance is written by an alien company as an admitted or non- admitted company or on an admitted or non-admitted basis. Admitted alien insurers are subject to regulation of solvency, premium rates and policy forms similar to regulation of domestic insurers. Eligible and non-admitted alien insurers are subject to minimum solvency and security requirements, in addition to certain state specific criteria.

Lloyd’s is licensed for direct insurance in Illinois, Kentucky and the U.S. Virgin Islands and it is an eligible excess and surplus lines insurer in all states and territories except Kentucky and the U. S. Virgin Islands. Lloyd’s is also an accredited reinsurer in all states and territories. In certain states, various categories of direct insurance are exempt under state laws. Lloyd’s maintains various trust funds in the state of New York in support of past, current and future underwriting of U.S. business, subject to regulation by the New York Insurance Department, which acts as the domiciliary commissioner for Lloyd’s U.S. trust funds. There are also deposit trust funds in other states to support both reinsurance and excess and surplus lines insurance business.

ACE International

The extent of insurance regulation varies significantly among the countries in which the non-U.S. ACE operations conduct business. While each country imposes licensing, solvency, auditing and financial reporting requirements, the type and extent of the requirements differ substantially. For example:

•	In some countries, insurers are required to prepare and file quarterly financial reports, and in others, only annual reports;

•	Some regulators require intermediaries to be involved in the sale of insurance products, whereas other regulators permit direct sales contact between the insurer and the customer;

•	The extent of restrictions imposed upon an insurer’s use of foreign reinsurance vary;

•	Policy form filing and rate regulation also vary by country;

•	The frequency of contact and periodic on-site examinations by insurance authorities differs by country; and

•	Regulatory requirements relating to insurer’s dividend policies vary by country.

Significant variations can also be found in the size, structure and resources of the local regulatory departments that oversee insurance activities. Certain regulators prefer close relationships with all subject insurers and others operate a risk-based approach.

ACE International operates in some countries through subsidiaries of ACE and in some countries through branches of those subsidiaries. Local capital requirements applicable to a subsidiary generally include its branches. Certain ACE companies are jointly owned with local companies to comply with legal requirements for local ownership. Other legal requirements include discretionary licensing procedures, compulsory cessions of reinsurance, local retention of funds and records, and foreign exchange controls. ACE’s international companies are also subject to multinational application of certain U.S. laws. The complex regulatory environments in which ACE International operates are subject to change and are regularly monitored.

The largest insurance companies within ACE International are ACE Insurance S.A.—N.V. (“ACE Europe”) and ACE Insurance in Japan (“ACE Japan”).

•	ACE Europe conducts its insurance business pursuant to the local laws passed by European Economic Area (“EEA”) member states, in particular the European Third Non-Life Directive of 1992 (“Framework Directive”). The Framework Directive is the basis of the European single market in non-life insurance. It provides for the harmonization of technical reserves, matching and localization of assets, solvency margins and regulation and control of management. Under the Directive, ACE Europe has established operations in 14 EEA jurisdictions, and also conducts cross-border business on a freedom of service basis. ACE Europe’s home member state regulatory authority is Belgium. We are also subject to the group solvency requirements set by the EC directive on Supervision of Insurance Undertakings in Insurance Groups.

•

ACE Japan is regulated by the Financial Services Authority in Japan (“FSA-Japan”). In accordance with the Insurance Business Law in Japan, the FSA-Japan focuses on protecting policyholders’ interests by ensuring the sound management of insurance companies and their operations, including licensing, product filings and approval, distribution of insurance products, investment of insurance premiums and other assets, etc. FSA-Japan staff conduct on-site inspections when deemed necessary. Insurance companies must submit an annual business report regarding its operations and assets. Deregulation and liberalization of the Japanese non-life insurance market has placed more emphasis on insurers’ independence of operation and compliance requirements.

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

Regulations generally require insurance and reinsurance companies to furnish information concerning activities which may materially affect the operations, management or financial condition and solvency of the company. Regulations vary from state to state but generally require that each primary insurance company obtain a license from the department of insurance of a state to conduct business in that state. A reinsurance company does not generally require an insurance license to reinsure a U.S. ceding company. For a U.S. ceding company to obtain financial statement credit for reinsurance ceded, the reinsurer must obtain an insurance license or accredited status from the cedent’s state of domicile or must post collateral to support the liabilities ceded. In addition, regulations for reinsurers vary somewhat from primary insurers in that reinsurers are typically not subject to regulator approval of insurance policy forms or the rates agreed to between ceding insurers and their reinsurers.

The U.S. insurance subsidiaries are required to file detailed annual and quarterly reports with state insurance regulators in each of the states in which they do business. Such annual and quarterly reports are required to be prepared on a calendar year basis. In addition, the U.S. insurance subsidiaries’ operations and accounts are subject to examination at regular intervals by state regulators. The respective reports filed in accordance with applicable insurance regulations with respect to the most recent periodic examinations of the U.S. insurance subsidiaries contained no material adverse findings.

Statutory surplus is an important measure utilized by the regulators and rating agencies to assess our U.S. insurance subsidiaries’ ability to support business operations and provide dividend capacity. Our U.S. insurance subsidiaries are subject to various state statutory and regulatory restrictions that limit the amount of dividends that may be paid without prior approval from regulatory authorities. These restrictions differ by state, but are generally based on calculations incorporating statutory surplus, statutory net income, and/or investment income.

State insurance regulators have also adopted Risk Based Capital (“RBC”) requirements that are applicable to some of the U.S. insurance subsidiaries. These RBC requirements are designed to monitor capital adequacy and to raise the level of protection that statutory surplus provides for policyholders. The RBC formula provides a mechanism for the calculation of an insurance company’s Authorized Control Level (“ACL”) RBC amount. The initial RBC level which triggers regulatory action is known as the Company Action Level. Failure to achieve this level of RBC, which occurs if policyholders’ surplus falls below 200 percent of the ACL, requires the insurance company to submit a plan of corrective action to the relevant insurance commissioner. Based on the RBC formula, at December 31, 2002, the policyholders’ surplus of each of the ongoing U.S. insurance subsidiaries was higher than the Company Action Level.

There are additional progressive RBC failure levels, which trigger more stringent regulatory action. An insurance commissioner may allow a P&C company at or below the mandatory control level that is writing no business and is running off its existing business to continue its run-off. Brandywine is running-off its liabilities consistent with the terms of an Order by the Commissioner of Pennsylvania. This includes periodic reporting obligations to the Pennsylvania Insurance Department. The Commissioner has determined that Brandywine has sufficient assets to meet its obligations.

In November 2002, the U.S. Congress passed the Terrorism Risk Insurance Act (“TRIA”), which requires commercial P&C insurers to offer coverage for losses due to certified acts of terrorism that does not differ materially from the terms, amounts and other coverage limitations offered by the insurer for other types of risks. Insured losses which are compensable under TRIA are those losses caused by an act certified by the Secretary of the Treasury, in concurrence with the Secretary of State and the Attorney General, to be an act of terrorism. The Secretary may only certify an act as terrorism if it involves a foreign person or group and has resulted in damage within the United States or to an air carrier or U.S. flag vessel. To be certified, the act must have caused aggregate damages exceeding $5 million. TRIA nullifies all terrorism exclusions in existing commercial P&C policies, but such exclusions may be reinstated if the insured either gives written authorization for such reinstatement or fails to pay any increased premium for the terrorism coverage after 30 days’ notice.

TRIA also provides for the federal government to reimburse insurers for 90 percent of their terrorism-related losses, subject to a premium-based deductible. The deductible for 2003 is seven percent of direct earned premiums for the year. For 2004, the deductible will be ten percent of direct earned premium and for 2005 it will be 15 percent of direct earned premium.

In the event of a loss similar to the losses sustained in connection with the September 11 tragedy, our deductible and ten percent share of losses would have a material adverse effect on our results of operations in the period in which the loss is incurred and on our financial condition.

United States Regulations and Tax of Non-U.S. Operations

Each state in the U.S. licenses insurers and prohibits, with some exceptions, the sale of insurance by non-admitted, non-U.S. insurers within its jurisdictions. ACE and its non-U.S. insurance subsidiaries, excluding its Lloyd’s operations, are not licensed to do business as admitted insurers in any jurisdiction in the U.S.

Many states impose a premium tax (typically two percent to four percent of gross premiums written) on insureds who obtain insurance from non-admitted foreign insurers, such as ACE Bermuda. The premiums charged by the non-U.S. insurer do not include any U.S. state premium tax. Each insured is responsible for determining whether it is subject to any such tax and for paying such tax as may be due.

The U.S. Internal Revenue Code also imposes on policyholders an excise tax on insurance and reinsurance premiums paid to foreign insurers or reinsurers with respect to risks located in the U.S. The rates of tax applicable to premiums paid to non-US domiciled companies are four percent for insurance premiums and one percent for reinsurance premiums, unless a tax treaty is applicable.

There can be no assurance that new or additional legislation in the U.S. will not be proposed and enacted that has the effect of subjecting our non-U.S. insurance subsidiaries, including our Lloyd’s operations, to regulation in the U.S.

Tax Matters

Corporate Income Tax

ACE Limited is a Cayman Islands corporation that operates as a holding company with offices only in Bermuda and does not pay U.S. corporate income taxes (except certain withholding taxes) on the basis that it is not engaged in a trade or business in the U.S. However, there can be no assurance that the Internal Revenue

Service (“IRS”) will not contend to the contrary. If ACE Limited were subject to U.S. income tax, there could be a material adverse effect on our shareholders’ equity and earnings. ACE Limited and its Bermuda-based insurance and reinsurance subsidiaries do not file U.S. income tax returns reporting income subject to U.S. income tax since they do not conduct business within the U.S. However, ACE Limited and its Bermuda-based insurance and reinsurance subsidiaries have filed protective tax returns reporting no U.S. income to preserve their ability to deduct their ordinary and necessary business expenses should the IRS successfully challenge their contention that none of their income is subject to a net income tax in the U.S.

Under current Cayman Islands law, ACE Limited is not required to pay any taxes on its income or capital gains. ACE Limited has received an undertaking that, in the event of any taxes being imposed, ACE Limited will be exempted from taxation in the Cayman Islands until the year 2013.

Under current Bermuda law, ACE Limited and its Bermuda subsidiaries are not required to pay any taxes on its income or capital gains. ACE Limited and the Bermuda subsidiaries have received an undertaking from the Minister of Finance in Bermuda that, in the event of any taxes being imposed, we will be exempt from taxation in Bermuda until March 2016.

Income from the operations at Lloyd’s is subject to U.K. corporation taxes. Lloyd’s is required to pay U.S. income tax on U.S. connected income (“U.S. income”) written by Lloyd’s syndicates. Lloyd’s has a closing agreement with the IRS whereby the amount of tax due on this business is calculated by Lloyd’s and remitted directly to the IRS. These amounts are then charged to the personal accounts of the Names/Corporate Members in proportion to their participation in the relevant syndicates. Our Corporate Members are subject to this arrangement but, as U.K. domiciled companies, will receive U.K. corporation tax credits for any U.S. income tax incurred up to the value of the equivalent U.K. corporation income tax charge on the U.S. income.

ACE Prime Holdings, ACE US Holdings, ACE Capital Re USA Holdings and their respective subsidiaries are subject to income taxes imposed by U.S. authorities and file U.S. tax returns. Certain of our international operations are also subject to income taxes imposed by the jurisdictions in which they operate.

Related Person Insurance Income

Each U.S. person, who beneficially owns our Ordinary Shares (directly or through foreign entities) on the last day of a non-U.S. insurance company subsidiary’s fiscal year, will have to include in such person’s gross income for U.S. tax purposes a proportionate share (determined as described herein) of the related person insurance income (“RPII”) of such insurance company subsidiary if the RPII of such insurance company subsidiary, determined on a gross basis, is 20 percent or more of that insurance company subsidiary’s gross insurance income in such fiscal year. RPII is income attributable to insurance policies where the direct or indirect insureds are U.S. shareholders or are related to U.S. shareholders of ACE. RPII may be includible in a U.S. shareholder’s gross income for U.S. tax purposes regardless of whether or not such shareholder is an insured.

For the calendar year ended December 31, 2002, we believe that gross RPII of each of our insurance company subsidiaries was below 20 percent for the year. Although no assurances can be given, we anticipate that gross RPII of each of our non-U.S. insurance company subsidiaries will be less than 20 percent of each such subsidiary’s gross insurance income for subsequent years and we will endeavor to take such steps as we determine to be reasonable to cause its gross RPII to remain below such level.

The RPII provisions of the Internal Revenue Code of 1986, as amended (the “Code”), have never been interpreted by the courts. Regulations interpreting the RPII provisions of the Code exist only in proposed form, having been proposed on April 16, 1991. It is not certain whether these regulations will be adopted in their proposed form or what changes or clarifications might ultimately be made thereto or whether any such changes, as well as any interpretation or application of RPII by the IRS, the courts, or otherwise, might have retroactive effect.

Item 2     Properties

We operate in almost 50 countries around the world including the U.S., Bermuda, the U.K., and Japan. Most of the office facilities that we occupy are leased. We are not dependent on our facilities to conduct business.

Item 3.     Legal Proceedings

Our insurance subsidiaries are subject to claims litigation involving disputed interpretations of policy coverages and, in some jurisdictions, direct actions by allegedly-injured persons seeking damages from policyholders. These lawsuits, involving claims on policies issued by our subsidiaries which are typical to the insurance industry in general and in the normal course of business, are considered in our loss and loss expense reserves which are discussed in the P&C loss reserves discussion. In addition to claims litigation, we and our subsidiaries are subject to lawsuits and regulatory actions in the normal course of business that do not arise from or directly relate to claims on insurance policies. This category of business litigation typically involves, inter alia, allegations of underwriting errors or misconduct, employment claims, regulatory activity or disputes arising from our business ventures. While the outcomes of the business litigation involving us cannot be predicted with certainty at this point, we are disputing, and will continue to dispute, allegations against us that are without merit. We believe that the ultimate outcomes of matters in this category of business litigation will not have a material adverse effect on our financial condition, future operating results or liquidity, although an adverse resolution of a number of these items could have a material adverse effect on our results of operations in a particular quarter or fiscal year.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE COMPANY

The table below sets forth the names, ages, positions and business experience of the executive officers of ACE Limited.

Name	Age	Position
Brian Duperreault	55	Chairman, Chief Executive Officer and Director
Donald Kramer	65	Vice Chairman and Director
Dominic J. Frederico	50	President, Chief Operating Officer and Director, ACE Limited and Chairman, ACE INA Holdings
Evan Greenberg	48	Vice Chairman, ACE Limited and Chief Executive Officer, ACE Overseas General and ACE Tempest Re
Philip V. Bancroft	43	Chief Financial Officer
Peter N. Mear	58	General Counsel and Secretary
Robert A. Blee	40	Chief Accounting Officer (and Chief Compliance Officer with effect from February 2003)

Brian Duperreault has been a director of ACE since October 1994. Mr. Duperreault has served as Chairman and Chief Executive Officer of ACE since November 1999 and as Chairman, President and Chief Executive Officer of ACE from October 1994 through November 1999. Prior to joining ACE, Mr. Duperreault had been employed with American International Group (“AIG”) since 1973 and served in various senior executive positions with AIG and its affiliates from 1978 until September 1994, most recently as Executive Vice President, Foreign General Insurance and, concurrently, as Chairman and Chief Executive Officer of American International Underwriters Inc., a subsidiary of AIG, from April 1994 to September 1994. Mr. Duperreault was President of American International Underwriters Inc. from 1991 to April 1994, and Chief Executive Officer of AIG affiliates in Japan and Korea from 1989 to 1991.

Donald Kramer has been a director and Vice Chairman of ACE since July 1996, following the acquisition of ACE Tempest Re. Mr. Kramer served as Chairman or Co-Chairman of the Board of Tempest from its formation in September 1993 until July 1996 and was President of ACE Tempest Re from July 1996 until 1999. ACE Tempest Re was acquired by ACE on July 1, 1996. Prior to the formation of ACE Tempest Re, he was President of Kramer Capital Corporation (venture capital investments) from March to September 1993, President of Carteret Federal Savings Bank (banking) from August 1991 to March 1993, Chairman of the Board of NAC Re Corporation (reinsurance) from June 1985 to June 1993, Chairman of the Board and Chief Executive Officer of KCP Holding Company (insurance) from July 1986 to August 1991 and of its affiliates, KCC Capital Managers (insurance investments) and Kramer Capital Consultants, Inc. (insurance investments), as well as Chairman of the Board of its subsidiary, National American Insurance Company of California (insurance) from September 1988 to August 1991.

Dominic J. Frederico has served as President and Chief Operating Officer of ACE and Chairman of ACE INA Holdings since November 1999. On November 16, 2001, Mr. Frederico was appointed to the Board of Directors. Mr. Frederico has also served as Chairman, President and Chief Executive Officer of ACE INA from May 1999 through November 1999. Mr. Frederico previously served as President of ACE Bermuda since July 1997, Executive Vice President, Underwriting since December 1996, and as Executive Vice President, Financial Lines from January 1995 to December 1996. Mr. Frederico served in various capacities at AIG in Europe and the U.S. from 1982 to January 1995, most recently as Senior Vice President and Chief Financial Officer of an AIG subsidiary, with multi-regional general management responsibilities.

Evan Greenberg joined the ACE Group of Companies as Vice Chairman, ACE Limited, and Chief Executive Officer of ACE Tempest Re in November 2001. In April 2002, Mr. Greenberg was appointed to the position of Chief Executive Officer of ACE Overseas General. Prior to joining ACE, Mr. Greenberg was most recently President and Chief Operating Officer of AIG, a position he held from 1997 until 2000. From 1975 to 1997, Mr. Greenberg held a variety of senior management positions at AIG including Chief Operating Officer of AIU, AIG’s Foreign General Insurance Organization, and President and Chief Executive Officer of AIU.

Philip V. Bancroft was appointed to the position of Chief Financial Officer of ACE Limited in January 2002. For nearly 20 years, Mr. Bancroft worked for PricewaterhouseCoopers LLP. Most recently he served as partner-in-charge of the New York Regional Insurance Practice. Mr. Bancroft had been a Partner with PricewaterhouseCoopers LLP for 10 years.

Peter N. Mear has served as General Counsel and Secretary of ACE since April 1996. Mr. Mear served as Vice President and Claims Counsel of Aetna Casualty and Surety Company from February 1991 to April 1996 and Counsel and Litigation Section Head of Aetna Life & Casualty from September 1977 to February 1991.

Robert A. Blee has served as Chief Accounting Officer of ACE since October 1998. Mr. Blee served as Group Controller of ACE from January 1997 to October 1998, Vice President, Finance of ACE from July 1996 to January 1997, Assistant Vice President and Assistant Controller from October 1994 to July 1996 and Chief Accountant from August 1993 to October 1994. In February 2003, Mr. Blee was appointed Chief Compliance Officer of ACE. Mr. Blee will also serve as Chief Accounting Officer until a replacement is found.

PART II

Item 5.     Market for Registrant’s Ordinary Shares and Related Stockholder Matters

(a) Our Ordinary Shares, par value $0.041666667 per share, have been listed on the New York Stock Exchange since March 25, 1993. The ticker symbol was changed to ACE from ACL on March 30, 2001. On January 22, 2002, we held an Extraordinary General Meeting whereby the shareholders of ACE Limited approved a proposal to increase the number of authorized Ordinary Shares from 300 million shares to 500 million shares. At the meeting, the shareholders also approved a proposal increasing the number of authorized Other Shares from 10 million shares to 20 million shares. The Other Shares may be issued in one or more classes or series with the terms, such as the dividend rates, voting rights, conversion rates, rights and terms of redemption and other rights, preferences and restrictions, established by the Board of Directors of ACE Limited.

The following table sets forth the high and low closing sales prices of our Ordinary Shares per fiscal quarters, as reported on the New York Stock Exchange Composite Tape for the periods indicated:

	2002			2001
	High	Low	High	Low
Quarter ending March 31	$43.99	$34.89	$41.25	$33.10
Quarter ending June 30	$44.59	$30.00	$39.89	$31.72
Quarter ending September 30	$34.00	$23.32	$38.71	$20.50
Quarter ending December 31	$36.19	$27.27	$40.27	$28.90

The last reported sale price of the Ordinary Shares on the New York Stock Exchange Composite Tape on March 21, 2003 was $30.34.

(b) The approximate number of record holders of Ordinary Shares as of March 21, 2003 was 2,219.

(c) The following table represents dividends paid per share to shareholders of record on each of the following dates:

Shareholders of Record as of:		Shareholders of Record as of:
March 29, 2002	$0.15	March 30, 2001	$0.13
June 28, 2002	$0.17	June 29, 2001	$0.15
September 27, 2002	$0.17	September 28, 2001	$0.15
December 27, 2002	$0.17	December 31, 2001	$0.15

On September 12, 2000, we completed the sale of 12.25 million Ordinary Shares for net proceeds of approximately $400 million. On October 25, 2001, we completed the sale of 32.89 million Ordinary Shares for net proceeds of approximately $1.1 billion.

ACE is a holding company whose principal source of income is investment income and dividends from its operating subsidiaries. The ability of the operating subsidiaries to pay dividends to us and our ability to pay dividends to our shareholders, are each subject to legal and regulatory restrictions. The declaration and payment of future dividends will be at the discretion of the Board of Directors and will be dependent upon the profits and financial requirements of ACE and other factors, including legal restrictions on the payment of dividends and such other factors as the Board of Directors deems relevant. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2002 Annual Report to Shareholders filed with this Form 10-K.

Item 6.     Selected Financial Data

Selected financial data for the four years ended December 31, 2002, 2001, 2000, 1999, the three month period ended December 31, 1998, and the year ended September 30, 1998, is incorporated by reference to pages 2 and 3 of the 2002 Annual Report to Shareholders filed in Exhibit 13.1 filed with this Form 10-K.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

This item is incorporated by reference to pages 19 through 57 of the 2002 Annual Report to Shareholders filed in Exhibit 13.1 filed with this Form 10-K.

Item 7a.     Quantitative and Qualitative Disclosures about Market Risk

This item is incorporated by reference to page 56 of the 2002 Annual Report to Shareholders filed in Exhibit 13.1 filed with this Form 10-K.

Item 8.     Financial Statements and Supplementary Data

This item is incorporated by reference to pages 58 through 110 of the 2002 Annual Report to Shareholders filed in Exhibit 13.1 filed with this Form 10-K.

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There have been no changes in nor any disagreements with accountants on accounting and financial disclosure within the two years ended December 31, 2002.

PART III

Item 10.     Directors and Executive Officers of the Registrant

This item is incorporated by reference to the sections entitled “Election of Directors-Nominees for Election to Terms Expiring in 2006”, “Election of Directors-Nominee for Election to Terms Expiring in 2005”, “Election of Directors-Directors Whose Terms of Office Will Continue After This Meeting” and “Election of Directors-Section 16(a) Beneficial Ownership Reporting Compliance” of the definitive proxy statement for the Annual General Meeting of Shareholders to be held on May 15, 2003, which involves the election of directors and will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

Item 11.     Executive Compensation

This item is incorporated by reference to the section entitled “Executive Compensation” of the definitive proxy statement for the Annual General Meeting of Shareholders to be held on May 15, 2003, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

The following table presents securities authorized for issuance under equity compensation plans at December 31, 2002:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (1)
Equity compensation plans approved by security holders (2)	17,531,767	$29.86	13,637,159
Equity compensation plans not approved by security holders (3)	1,780,520	$12.83	1,991,241

Total	19,312,287	$28.29	15,628,400

(1)	These totals include securities issuable under the following plans which provide for issuances other than upon the exercise of options:

(i)	ACE Limited 1998 Long-Term Incentive Plan. A total of 21,252,007 shares are authorized to be issued pursuant to awards made as options, stock appreciation rights, stock units, performance shares, performance units, restricted stock and restricted stock units; the number of shares available for awards other than options and stock appreciation rights is 3,232,485 shares, of which 457,800 shares are remaining for issuance. As of December 31, 2002, a total of 6,805,918 shares remain available for future issuance under this plan.

(ii)	ACE Limited 1995 Long-Term Incentive Plan. Shares are authorized to be issued in an amount determined by a formula described in footnote (2) below pursuant to awards to be made as options, stock appreciation rights and restricted stock. This plan also permits establishment of a program permitting the purchase of Company stock at a discount. As of December 31, 2002, 4,921,945 shares remain available for future issuance under this plan.

(iii)	ACE Limited 1999 Replacement Stock Plan. A total of 4,770,555 shares are authorized to be issued pursuant to awards to be made as options, stock appreciation rights, stock units, performance shares, performance units, restricted stock and restricted stock units. As of December 31, 2002, 1,991,241 shares remain available for future issuance under this plan.

(iv)	ACE Limited 1995 Outside Directors Plan. Shares are authorized to be issued in an amount determined by a formula described in footnote (2) below pursuant to awards made as options, restricted stock and unrestricted stock. As of December 31, 2002, 1,078,657 shares remain available for future issuance under this plan.

(v)	Employee Stock Purchase Plan. A total of 1,500,000 shares are authorized for purchase at a discount. As of December 31, 2002, 830,639 shares remain available for future issuance under this plan.

(2)	This plan category includes shares issuable pursuant to the following plans that authorize shares based on a formula:

(i)	ACE Limited 1995 Long-Term Incentive Plan. The total number of shares available for awards under this plan in any fiscal year is 5 percent of the adjusted average of the outstanding Ordinary Shares of the Company, as that number is determined by the Company, to calculate fully diluted earnings per share for the preceding fiscal year, reduced by any shares of stock granted pursuant to awards under this plan and any shares of stock subject to any outstanding award under this plan.

(ii)	ACE Limited 1995 Outside Directors Plan. The total number of shares available for awards under this plan in any fiscal year is 0.5 percent of the adjusted average of the outstanding Ordinary Shares of the Company, as that number is determined by the Company, to calculate fully diluted earnings per share for the preceding fiscal year, reduced by any shares of stock granted pursuant to awards under the Plan and any shares of stock subject to any outstanding award under the plan.

(3)	This plan category consists of the following plans:

(i)	ACE Limited 1999 Replacement Stock Plan. This plan authorized awards to persons employed by the Company in conjunction with the Company’s Capital Re Corporation acquisition as replacement for Capital Re Corporation awards. A total of 1,075,520 options with a weighted average exercise price of $16.30 are outstanding as replacement awards under this plan. This plan also permits awards to employees or other persons providing services to the Company or its subsidiaries. A total of 65,200 options with a weighted average exercise price of $36.30 are outstanding as new awards made to employees of the Company or its subsidiaries under this plan.

(ii)	The Option and Restricted Share Agreement and Plan. This is an agreement dated as of October 4, 1994 between the Company and Brian Duperreault that was entered into in conjunction with Mr. Duperreault’s employment agreement when he was first hired by the Company. Mr. Duperreault was awarded 300,000 restricted shares and options to purchase 900,000 Ordinary Shares at $7.542 per Ordinary Share (each was adjusted to give effect to the stock split). All of the aforementioned shares of restricted stock have vested and all of the aforementioned options are now exercisable. During the 1998 fiscal year Mr. Duperreault exercised the aforementioned options with respect to 195,000 Ordinary Shares. Mr. Duperreault may exercise any of the options for a period of one year if his termination is by reason of his death or disability or by the Company without cause and for 30 days if such termination is by the Company for cause or voluntarily by Mr. Duperreault.

See Note 12 to the Consolidated Financial Statements for information regarding the material features of these plans.

Additional information is incorporated by reference to the section entitled “Beneficial Ownership of Ordinary Shares” of the definitive proxy statement for the Annual General Meeting of Shareholders to be held on May 15, 2003, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

Item 13.     Certain Relationships and Related Transactions

This item is incorporated by reference to the section entitled “Election of Directors-Certain Business Relationships” of the definitive proxy statement for the Annual General Meeting of Shareholders to be held on May 15, 2003, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

PART IV

Item 14.     Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within time periods specified in the rules and forms of the SEC. The Chief Executive Officer and the Chief Financial Officer have reviewed the effectiveness of the disclosure controls and procedures within the last ninety days and have concluded that the disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by the Chief Executive Officer and Chief Financial Officer.

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)    Financial Statements, Schedules and Exhibits

1.    Financial Statements

The following is a list of financial statements filed as part of this Report, all of which have been incorporated by reference to the material in the 2002 Annual Report to Shareholders as described under Item 8 of this Report:

—	Report of Independent Accountants
—	Consolidated Balance Sheets at December 31, 2002 and 2001
—	Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000
—	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2002, 2001 and 2000
—	Consolidated Statements of Comprehensive Income for the years ended December 31, 2002, 2001 and 2000
—	Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000
—	Notes to Consolidated Financial Statements

2.    Financial Statement Schedules

Included in Part IV of this report.

Other schedules have been omitted as they are not applicable to ACE, or the required information has been included in the financial statements and related notes.

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

3.3

Special Resolutions adopted January 22, 2002 increasing the number of authorized Ordinary Shares and Other Shares (Incorporated by reference to Exhibit 3.3 to Form 10-K of the Company for the year ended December 31, 2001)

4.1	Memorandum of Association of the Company (see Exhibit 3.1)

4.2	Articles of Association of the Company (see Exhibit 3.2)

4.3	Specimen certificate representing Ordinary Shares (Incorporated by reference to Exhibit 4.3 to Form 10-K of the Company for the year ended December 31, 2001)

4.4

Form of the Declaration of Terms of Capital Re LLC 7.65% Cumulative Monthly Income Preferred Shares, Series A, January 24, 1994 (Incorporated by reference to Exhibit 4.2 to Capital Re’s Registration Statement on Form S-3 (Reg. No. 33-72090))

4.5

Form of Liability Assumption Agreement dated as of January 24, 1994, between Capital Re Corporation and Capital Re LLC (Incorporated by reference to Exhibit 99.2 to Capital Re’s Registration Statement on Form S-3 (Reg. No. 33-72090))

4.6

Form of Loan Agreement dated as of January 24, 1994, between Capital Re Corporation and Capital Re LLC (Incorporated by reference to Exhibit 99.1 to Capital Re’s Registration Statement on Form S-3 (Reg. No. 33-72090))

4.7

Form of Payment and Guarantee Agreement dated as of January 24, 1999, by Capital Re Corporation and Capital Re LLC (Incorporated by reference to Exhibit 4.1 to Capital Re’s Registration Statement on Form S-3 (Reg. No. 33-72090))

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

10.15

Information Technology Services Agreement, dated as of June 29, 1999, among ACE INA Holdings Inc. and International Business Machines Corporation (Incorporated by reference to Exhibit 99.1 of the Form 8-K current report (Date of earliest event reported: July 2, 1999))

10.16

Remarketing and Contingent Purchase Agreement, dated June 30, 1999, among ACE Limited, ACE INA Holdings Inc., ACE RHINOS Trust and Banc of America Securities LLC (Incorporated by reference to Exhibit 99.2 of the Form 8-K current report (Date of earliest event reported: July 2, 1999))

10.17

Indenture, dated as of June 15, 1999, between ACE RHINOS Trust, Holdings and The First National Bank of Chicago, as Trustee (Incorporated by reference to Exhibit 99.4 of the Form 8-K current report (Date of earliest event reported: July 2, 1999))

10.18

Supplemental Indenture, dated as of June 30, 1999, between ACE RHINOS Trust, Holdings and The First National Bank of Chicago, as Trustee (Incorporated by reference to Exhibit 99.5 of the Form 8-K current report (Date of earliest event reported: July 2, 1999))

10.19

Senior Indenture, dated as of August 1, 1999, among ACE INA Holdings Inc., ACE Limited and Bank One, N.A. (formerly The First National Bank of Chicago), as trustee (Incorporated by reference to Exhibit 4.5 to registration statement on Form S-1 of the Company (No. 333-78841))

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

10.30*	ACE Limited 1999 Replacement Stock Plan (Incorporated by reference to Exhibit 10.54 to Form 10-K of the Company for the year ended December 31, 1999)

10.31

Amendment dated as of January 27, 1998, to $100 Million Credit Facility between Capital Reinsurance Company, various banks and Deutsche Bank AG, as Agent (Incorporated by reference to Exhibit 4.11 to Form 10-K for the year ended December 31, 1997 for Capital Re Corporation (Comm. File No. 1-10995))

10.32

Amendment dated as of March 22, 1999, to $100 Million Credit Facility between Capital Reinsurance Company, various banks and Deutsche Bank AG, as Agent (Incorporated by reference to Exhibit 4.11 to Form 10-K for the year ended December 31, 1998 for Capital Re Corporation (Comm. File No. 1-10995))

10.33

Purchase Contract Agreement, dated as of April 12, 2000, between ACE Limited and The Bank of New York, acting as purchase contract agent for the Holders of Securities (Incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company for the quarter ended March 31, 2000)

10.34

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

10.36*	ACE USA Officer Deferred Compensation Plan (as amended through January 1, 2000) (Incorporated by reference to Exhibit 10.5 to Form 10-Q of the Company for the quarter ended March 31, 2000)

10.37*	ACE USA Supplemental Employee Retirement Savings Plan (Incorporated by reference to Exhibit 10.6 to Form 10-Q of the Company for the quarter ended March 31, 2000)

10.38

Amended and Restated Five Year Credit Agreement among ACE Limited, ACE Bermuda Insurance Company Ltd., ACE INA Holdings, Inc. and ACE Financial Services, Inc., Mellon Bank, N.A., Bank of America, N.A. and The Chase Manhattan Bank, dated May 8, 2000 (Incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company for the quarter ended June 30, 2000)

10.39

Amended and Restated 364 Day Credit Agreement among ACE Limited, ACE Bermuda Insurance Ltd., ACE Tempest Reinsurance Ltd. (formerly known as Tempest Reinsurance Company Limited), ACE INA Holdings Inc., ACE Guaranty Re Inc., Bank of America, N.A., The Chase Manhattan Bank and Morgan Guaranty Trust Company of New York dated May 8, 2000 (Incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company for the quarter ended June 30, 2000)

10.40

The first amendment which amends the Amended and Restated Five Year Credit Agreement dated as of May 8, 2000, among ACE Limited, ACE Bermuda Insurance Ltd., ACE Tempest Reinsurance Ltd. (formerly known as Tempest Reinsurance Company Limited), ACE INA Holdings Inc. and ACE Financial Services, Inc., various financial institutions, and Morgan Guaranty Trust Company of New York, as administrative agent, dated as of October 23, 2000 (Incorporated by reference to Exhibit 10.4 to Form 10-Q of the Company for the quarter ended September 30, 2000)

10.41

The first amendment which amends the Amended and Restated 364-Day Credit Agreement dated as of May 8, 2000, among ACE Limited, ACE Bermuda Insurance Ltd., ACE Tempest Reinsurance Ltd. (formerly known as Tempest Reinsurance Company Limited), ACE INA Holdings Inc. and ACE Guaranty Re Inc., various financial institutions and Morgan Guaranty Trust Company of New York (“MGT”), as administrative agent, dated as of October 23, 2000 (Incorporated by reference to Exhibit 10.5 to Form 10-Q of the Company for the quarter ended September 30, 2000)

10.42*	First Amendment to ACE Limited Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.59 to Form 10-K of the Company for the year ended December 31, 2000)

10.43

Amendment and Restatement Agreement relating to a Letter of Credit Facility Agreement dated November 17, 2000 among ACE Limited, ACE Bermuda Insurance Ltd., Citibank, N.A., as arranger, Barclays Bank plc and ING Barings, as co-arrangers and Citibank International plc, as agent (Incorporated by reference to Exhibit 10.61 to Form 10-K of the Company for the year ended December 31, 2000)

10.44*	Promissory Note dated January 9, 2001 from Dominic J. Frederico (Incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company for the quarter ended March 31, 2001)

10.45

Amended and Restated Credit Agreement dated as of April 6, 2001, among ACE Limited, ACE Bermuda Insurance Ltd., ACE Tempest Reinsurance Ltd., ACE INA Holdings Inc., and ACE Guaranty Re Inc., certain lenders, JP Morgan, a division of Chase Securities Inc., as Lead Arranger and Bookrunner, Bank of America, N.A., Barclays Bank plc and Fleet National Bank, as Co-Syndication Agents and Morgan Guaranty Company of New York, as Administrative Agent. (Incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company for the quarter ended March 31, 2001)

10.46*	ACE Limited 1998 Long-Term Incentive Plan (as amended through the Second Amendment) (Incorporated by reference to Exhibit 10.3 to Form 10-Q of the Company for the quarter ended March 31, 2001)

10.47*	The Compromise Agreement dated May 16, 2001 between ACE and John Charman (Incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company for the quarter ended June 30, 2001)

10.48*	The ACE Limited 1995 Long Term Incentive Plan (as amended through the Second Amendment) (Incorporated by reference to Exhibit 10.3 to Form 10-Q of the Company for the quarter ended June 30, 2001)

10.49*

ACE Limited Supplemental Retirement Plan (as amended and restated effective July 1, 2001) (Incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company for the quarter ended September 30, 2001)

10.50

Second Amendment dated as of October 23, 2001, amending the Amended and Restated 364-day Credit Agreement dated as of May 8, 2000, as amended as of October 23, 2000, and amended and restated as of April 6, 2001, among ACE Limited, certain subsidiaries, various lenders and Morgan Guaranty Trust Company of New York (Incorporated by reference to Exhibit 10.3 to Form 10-Q of the Company for the quarter ended September 30, 2001)

10.51

Second Amendment dated as of October 23, 2001, amending the Amended and Restated Five Year Credit Agreement dated as of May 8, 2000, and as amended as of October 23, 2000 among ACE Limited, certain subsidiaries, various lenders and Morgan Guaranty Trust Company of New York. (Incorporated by reference to Exhibit 10.4 to Form 10-Q of the Company for the quarter ended September 30, 2001)

10.52

Amended and Restated Rights Agreement between ACE Limited and Mellon Investor Services LLC, Rights Agent, dated as of December 20, 2001 (Incorporated by reference to Exhibit 10.59 to Form 10-K of the Company for the year ended December 31, 2001)

10.53*

First Amendment to ACE Ltd. Elective Deferred Compensation Plan, effective as of January 1, 2001 (Incorporated by reference to Exhibit 10.60 to Form 10-K of the Company for the year ended December 31, 2001)

10.54*

ACE Limited Employee Retirement Plan, as amended and restated effective July 1, 2001, and further amended through December 28, 2001 (Incorporated by reference to Exhibit 10.61 to Form 10-K of the Company for the year ended December 31, 2001)

10.55

Second Amendment and Restatement dated as of November 21, 2001 amending and restating a letter of credit facility agreement dated as of November 19, 1999, and amended November 17, 2000, (and further amended as of October 23, 2001) among ACE Limited, ACE Bermuda Insurance Ltd., Citibank, N.A. as arranger, Barclays Bank plc and ING Barings, as co-arrangers, and Citibank International plc, as agent and trustee and certain financial institutions. (Incorporated by reference to Exhibit 10.62 to Form 10-K of the Company for the year ended December 31, 2001)

10.56

Second Amendment and Restatement dated as of April 5, 2002, amending the credit agreement dated as of May 8, 2000, among ACE Limited, certain subsidiaries, various lenders and J.P. Morgan Securities Inc. (Incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company for the quarter ended June 30, 2002)

10.57

Third Amendment dated as of April 5, 2002, amending the Amended and Restated Five Year Credit Agreement dated as of May 8, 2000, and as amended October 23, 2000, among ACE Limited, certain subsidiaries, various lenders and JP Morgan Chase Bank (formerly known as Morgan Guaranty Trust Company of New York). (Incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company for the quarter ended June 30, 2002)

10.58*	The ACE Limited 1995 Outside Directors Plan (As amended through the fifth amendment) (Incorporated by reference to Exhibit 10.4 to Form 10-Q of the Company for the quarter ended June 30, 2002)

10.59

Reimbursement agreement for $500,000,000 Letter of Credit Facility dated as of September 30, 2002, among ACE Limited, certain subsidiaries, various lenders and Wachovia Securities Inc. (Incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company for the quarter ended September 30, 2002)

10.60

Reimbursement agreement for $350,000,000 Secured Letter of Credit Facility dated as of September 30, 2002, by ACE Limited, certain subsidiaries, various lenders and Wachovia Securities Inc. (Incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company for the quarter ended September 30, 2002)

10.61

Credit agreement dated May 30, 2002 by and among ACE Guaranty Re Inc., certain lenders, and ABN AMRO BANK N.V., in its capacity as administrative and sole bookrunner, and Commerzbank AG, New York and Grand Cayman Branches, Fleet National Bank and Westdeutsche Landesbank Girozentrale, New York Branch, as Co-Documentation Agents

10.62

Continuing Agreement of Guaranty, dated as of May 30, 2002, given by ACE Limited, in favor of ABN AMRO Bank N.V., as agent for certain banks, in connection with that Credit Agreement, dated as of May 31, 2002, by and among ACE Guaranty Re Inc., certain banks, ABN AMRO Bank N.V., as agent, and Commerzbank AG, New York and Grand Cayman Branches, Fleet National Bank and Westdeutsche Landesbank Girozentrale, New York Branch, as Co-Documentation Agents

10.63

Third Amendment and Restatement dated as of November 19, 2002, amending and restating a letter of credit facility agreement dated as of November 19, 1999, and amended November 17, 2000, (and further amended as of October 23, 2001, and November 21, 2001) among ACE Limited, ACE Bermuda Insurance Ltd., Citibank, N.A. and Barclays Capital as lead arrangers and ING Bank, as co-arranger, and Citibank International plc, as agent and security trustee and certain financial institutions

10.64*	Employment Terms dated October 29, 2001, between ACE Limited and Evan Greenberg

10.65*	Employment Terms dated November 2, 2001, between ACE Limited and Philip V. Bancroft

10.66*	Amendment dated as of February 25, 2003, amending the Employment Agreement dated January 9, 1995, between ACE Limited and Dominic J. Frederico

13.1	Pages 2 and 3, and 19 through 110 of the 2002 Annual Report to Shareholders

21.1	Subsidiaries of the Company

23.1	Consent of PricewaterhouseCoopers LLP

99.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

*    Management Contract or Compensation Plan

(b)    Reports on Form 8-K

The Company filed a Form 8-K current report (date of earliest event reported: January 27, 2003) pertaining to ACE Limited’s announcement that it would strengthen the Company’s asbestos reserves resulting in a $354 million net after-tax charge to fourth quarter 2002 earnings.

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT

SCHEDULES INCLUDED IN FORM 10-K

Our report on the consolidated financial statements of ACE LIMITED AND SUBSIDIARIES has been incorporated by reference in this Form 10-K from page 59 of the 2002 Annual Report to Shareholders of ACE Limited. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in item 15 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as whole, present fairly, in all material respects, the information required to be included therein.

PRICEWATERHOUSECOOPERS LLP

New York, New York

February 3, 2003

SCHEDULE I

SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN RELATED PARTIES

ACE LIMITED AND SUBSIDIARIES

December 31, 2002

	Cost or Amortized Cost	Fair Value	Amount at which shown in the balance sheet
	(in thousands of U.S. dollars)
Fixed maturities:
Bonds:
U.S. Treasury and agency	$1,244,484	$1,320,965	$1,320,965
Non-U.S. governments	1,545,171	1,597,860	1,597,860
Corporate securities	6,730,915	7,039,636	7,039,636
Mortgage-backed securities	3,167,580	3,260,520	3,260,520
States, municipalities and political subdivision	1,102,592	1,200,760	1,200,760

Total fixed maturities	$13,790,742	$14,419,741	$14,419,741

Equity securities:
Common stock:
Public utilities	11,375	12,454	12,454
Banks, trust and insurance companies	55,434	50,760	50,760
Industrial, miscellaneous and all other	375,457	347,817	347,817

Total equity securities	442,266	411,031	411,031

Other investments	621,715	652,048	652,048

Securities on loan	285,569	292,973	292,973

Short-term investments and cash	2,548,115	2,548,115	2,548,115

Total investments and cash	$17,688,407	$18,323,908	$18,323,908

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

ACE LIMITED AND SUBSIDIARIES

BALANCE SHEETS (Parent Company Only)

December 31, 2002 and 2001

	2002	2001
	(in thousands of U.S. dollars)
Assets
Investments and cash
Investments in subsidiaries and affiliates on equity basis	$7,095,429	$5,621,604
Fixed maturities	60,408	335,909
Short-term investments	14,678	120,892
Other investments, at cost	270	270
Cash	2,150	32,525

Total investments and cash	7,172,935	6,111,200
Due from subsidiaries and affiliates, net	162,314	348,372
Other assets	42,703	64,570

Total assets	$7,377,952	$6,524,142

Liabilities
Accounts payable, accrued expenses and other liabilities	$131,210	$64,341
Dividends payable	47,724	42,044
Long-term debt	499,282	—

Total liabilities	678,216	106,385

Mezzanine equity	311,050	311,050

Shareholders’ equity
Ordinary Shares	10,945	10,828
Additional paid-in capital	3,781,112	3,710,698
Unearned stock grant compensation	(42,576)	(37,994)
Retained earnings	2,199,313	2,321,576
Deferred compensation obligation	18,631	16,497
Accumulated other comprehensive income	439,892	101,599
Ordinary Shares issued to employee trust	(18,631)	(16,497)

Total shareholders’ equity	6,388,686	6,106,707

Total liabilities, mezzanine equity and shareholders’ equity	$7,377,952	$6,524,142

SCHEDULE II (Cont’d.)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

ACE LIMITED AND SUBSIDIARIES

STATEMENTS OF OPERATIONS (Parent Company Only)

For the years ended December 31, 2002, 2001 and 2000

	2002	2001	2000
	(in thousands of U.S. dollars)
Revenues
Investment income, including intercompany interest income	$19,417	$70,075	$36,841
Equity in net income of subsidiaries and affiliates	215,437	(136,456)	575,032
Net realized losses on investments	(79,480)	(13,524)	(1,623)

	155,374	(79,905)	610,250
Expenses
Administrative and other expenses	(78,825)	(66,509)	(67,268)

Net income (loss)	$76,549	$(146,414)	$542,982

SCHEDULE II (Cont’d.)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

ACE LIMITED AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS (Parent Company Only)

For the years ended December 31, 2002, 2001 and 2000

	2002	2001	2000
	(in thousands of U.S. Dollars)
Cash flows from operating activities
Net income (loss)	$76,549	$(146,414)	$542,982
Adjustments to reconcile net income (loss) to net cash flow from (used for) operating activities:
Equity in net income of subsidiaries and affiliates	(215,437)	136,456	(575,032)
Net realized losses on investments	79,480	13,524	1,623
Amortization of premiums/discounts on fixed maturities	664	(432)	(764)
Amounts due to subsidiaries and affiliates, net	(138,038)	153,553	(6,914)
Accounts payable accrued expenses and other liabilities	15,069	26,887	(5,525)
Accrued interest on advances from affiliate	(13,083)	(31,846)	(14,831)
Other	19,140	(38,300)	9,437

Net cash flows from (used for) operating activities	$(175,656)	$113,428	$(49,024)

Cash flows from investing activities
Purchases of fixed maturities	$(53,613)	$(125,733)	$(618,049)
Sales of fixed maturities	399,456	94,689	449,766
Other investments	—	(1,009)	135
Dividends received from subsidiaries	485,000	338,873	101,147
Capitalization of subsidiaries	(1,314,676)	(1,101,000)	(27,103)
Advances to affiliates	(43,022)	(1,320,100)	(157,435)
Advances from affiliates	695,819	625,000	307,435
Settlement of an acquisition-related lawsuit	54,380	—	—
Intercompany sale of subsidiaries	—	—	82,244

Net cash flows from (used for) investing activities	$223,345	$(1,489,280)	$138,140

Cash flows from financing activities
Dividends paid on Ordinary Shares	$(167,470)	$(128,745)	$(106,459)
Dividends paid on Mezzanine equity	(25,662)	(25,666)	(15,254)
Proceeds from long-term debt	499,155	—	—
Proceeds from exercise of options for Ordinary Shares	44,562	32,666	31,335
Proceeds from Ordinary Shares issued under ESPP	7,472	6,074	1,234
Advances from affiliates	505,525	945,100	125,000
Advances to affiliates	(941,646)	(424,000)	(370,513)
Repurchase of Ordinary Shares	—	(179,446)	—
Net proceeds from issuance of Ordinary Shares	—	1,135,878	400,320
Proceeds from issuance of Mezzanine equity	—	—	311,050
Issuance costs of Mezzanine equity	—	—	(9,884)
Repayment of short-term debt	—	—	(424,886)

Net cash flows from (used for) financing activities	$(78,064)	$1,361,861	$(58,057)

Net increase (decrease) in cash	(30,375)	(13,991)	31,059
Cash—beginning of year	32,525	46,516	15,457

Cash—end of year	$2,150	$32,525	$46,516

SCHEDULE IV

ACE LIMITED AND SUBSIDIARIES

SUPPLEMENTAL INFORMATION CONCERNING REINSURANCE

For the years ended December 31, 2002, 2001 and 2000

(in thousands of U.S. dollars)

Premiums Written

	Direct Amount	Ceded To Other Companies	Assumed From Other Companies	Net Amount
2002	$9,939,024	$4,750,673	$2,879,947	$8,068,298
2001	$7,629,233	$3,801,748	$2,536,129	$6,363,614
2000	$6,093,151	$2,707,417	$1,493,620	$4,879,354

SCHEDULE VI

ACE LIMITED AND SUBSIDIARIES

SUPPLEMENTARY INFORMATION CONCERNING PROPERTY/CASUALTY OPERATIONS

For the years ended December 31, 2002, 2001 and 2000

(in thousands of U.S. dollars)

	Deferred Policy Acquisition Costs	Net Reserves for Unpaid Losses and Loss Expenses	Unearned Premium	Net Premiums Earned	Net Investment Income	Net Losses and Loss Expenses Incurred Related to		Amortization of Deferred Policy Acquisition Costs	Net Paid Losses and Loss Expenses	Net Premiums Written
						Current Year	Prior Year
2002	$829,860	$11,318,018	$5,583,376	$6,672,227	$775,136	$4,197,829	$708,681	$944,135	$3,951,281	$7,909,284
2001	$677,776	$10,099,514	$3,852,019	$5,510,897	$776,461	$4,457,986	$94,470	$776,812	$3,749,854	$5,995,924
2000	$572,757	$9,064,950	$3,035,288	$4,534,763	$770,855	$2,996,429	$(60,364)	$650,741	$4,102,281	$4,879,354

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACE Limited

By:             /s/    PHILIP V. BANCROFT

Philip V. Bancroft

Chief Financial Officer

March 26, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

BRIAN DUPERREAULT /s/ Brian Duperreault	Chairman, Chief Executive Officer; Director	March 26, 2003

PHILIP V. BANCROFT /s/ Philip V. Bancroft	Chief Financial Officer (Principal Financial Officer)	March 26, 2003

ROBERT A. BLEE /s/ Robert A. Blee	Chief Accounting Officer (Principal Accounting Officer)	March 26, 2003

DONALD KRAMER /s/ Donald Kramer	Vice Chairman; Director	March 26, 2003

DOMINIC J. FREDERICO /s/ Dominic J. Frederico	President, Chief Operating Officer; Director	March 26, 2003

EVAN GREENBERG /s/ Evan Greenberg	Vice Chairman; Director	March 26, 2003

MICHAEL G. ATIEH /s/ Michael G. Atieh	Director	March 26, 2003

BRUCE L. CROCKETT /s/ Bruce L. Crockett	Director	March 26, 2003

ROBERT M. HERNANDEZ /s/ Robert M. Hernandez	Director	March 26, 2003

Signature	Title	Date

JOHN A. KROL /s/ John A. Krol	Director	March 26, 2003

PETER MENIKOFF /s/ Peter Menikoff	Director	March 26, 2003

THOMAS J. NEFF /s/ Thomas J. Neff	Director	March 26, 2003

ROBERT RIPP /s/ Robert Ripp	Director	March 26, 2003

WALTER A. SCOTT /s/ Walter A. Scott	Director	March 26, 2003

DERMOT F. SMURFIT /s/ Dermot F. Smurfit	Director	March 26, 2003

ROBERT W. STALEY /s/ Robert W. Staley	Director	March 26, 2003

GARY M. STUART /s/ Gary M. Stuart	Director	March 26, 2003

CERTIFICATION PURSUANT TO

SECTION 302 OF

THE SARBANES-OXLEY ACT OF 2002

I, Brian Duperreault, certify that:

1)	I have reviewed this annual report on Form 10-K of ACE Limited;

2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 26, 2003

/S/    BRIAN DUPERREAULT

Chief Executive Officer

CERTIFICATION PURSUANT TO

SECTION 302 OF

THE SARBANES-OXLEY ACT OF 2002

I, Philip V. Bancroft, certify that:

1)	I have reviewed this annual report on Form 10-K of ACE Limited;

2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 26, 2003

/S/    PHILIP V. BANCROFT

Chief Financial Officer