Form 10-Q
period 2003-03-31
ACE LTD
filed 2003-05-13
CIK 896159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                              to

Commission File No. 1-11778	I.R.S. Employer Identification No. 98-0091805

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

The number of registrant’s Ordinary Shares ($0.041666667 par value) outstanding as of May 8, 2003 was 264,701,331.

ACE LIMITED

INDEX TO FORM 10-Q

Part I.    FINANCIAL INFORMATION

Part II.    OTHER INFORMATION

Item 1.	Legal Proceedings	45
Item 6.	Exhibits and Reports on Form 8-K	45

ACE LIMITED

PART I    FINANCIAL INFORMATION

Item 1.    Financial Statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31 2003	December 31 2002
	(Unaudited)
	(in thousands of U.S. dollars, except share and per share data)
Assets
Investments and cash
Fixed maturities, at fair value (amortized cost—$14,369,965 and $13,790,742)	$15,044,114	$14,419,741
Equity securities, at fair value (cost—$414,588 and $442,266)	410,171	411,031
Securities on loan, at fair value (amortized cost/cost—$494,319 and $285,569)	520,528	292,973
Short-term investments, at fair value	2,080,888	1,884,760
Other investments (cost—$656,650 and $621,715)	685,048	652,048
Cash	477,369	663,355

Total investments and cash	19,218,118	18,323,908
Accrued investment income	223,056	216,941
Insurance and reinsurance balances receivable	3,227,974	2,653,990
Accounts and notes receivable	219,811	250,956
Reinsurance recoverable	14,131,545	13,991,453
Deferred policy acquisition costs	915,257	831,580
Prepaid reinsurance premiums	1,789,813	1,721,267
Funds withheld	269,504	300,106
Value of reinsurance business assumed	365,786	367,275
Goodwill	2,710,830	2,716,860
Deferred tax assets	1,226,965	1,287,983
Other assets	1,157,787	788,618

Total assets	$45,456,446	$43,450,937

Liabilities
Unpaid losses and loss expenses	$24,635,807	$24,315,182
Unearned premiums	6,572,565	5,585,524
Future policy benefits for life and annuity contracts	458,557	442,264
Funds withheld	224,004	214,535
Insurance and reinsurance balances payable	1,962,805	1,870,264
Contract holder deposit funds	88,962	89,843
Securities lending collateral	533,149	301,016
Accounts payable, accrued expenses and other liabilities	1,548,632	1,514,972
Dividends payable	48,029	47,724
Short-term debt	146,438	145,940
Long-term debt	1,749,003	1,748,937
Trust preferred securities	475,000	475,000

Total liabilities	38,442,951	36,751,201

Commitments and contingencies

Mezzanine equity	311,050	311,050

Shareholders’ equity
Ordinary Shares ($0.041666667 par value, 500,000,000 shares authorized; 264,491,819 and 262,679,356 shares issued and outstanding)	11,020	10,945
Additional paid-in capital	3,839,654	3,781,112
Unearned stock grant compensation	(81,288)	(42,576)
Retained earnings	2,395,378	2,199,313
Deferred compensation obligation	18,113	18,631
Accumulated other comprehensive income	537,681	439,892
Ordinary Shares issued to employee trust	(18,113)	(18,631)

Total shareholders’ equity	6,702,445	6,388,686

Total liabilities, mezzanine equity and shareholders’ equity	$45,456,446	$43,450,937

See accompanying notes to the interim consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended March 31, 2003 and 2002

(Unaudited)

	2003	2002
	(in thousands of U.S. dollars, except per share data)
Revenues
Gross premiums written	$4,112,764	$3,118,146
Reinsurance premiums ceded	(1,182,712)	(1,132,118)

Net premiums written	2,930,052	1,986,028
Change in unearned premiums	(858,520)	(626,219)

Net premiums earned	2,071,532	1,359,809
Net investment income	206,412	200,135
Other income (expense)	(6,154)	4,799
Net realized losses on investments	(40,089)	(25,881)

Total revenues	2,231,701	1,538,862

Expenses
Losses and loss expenses	1,282,833	853,145
Life and annuity benefits	48,499	22,996
Policy acquisition costs	295,894	197,795
Administrative expenses	259,672	197,203
Interest expense	44,929	46,002

Total expenses	1,931,827	1,317,141

Income before income tax	299,874	221,721
Income tax expense	52,430	23,916

Net income	$247,444	$197,805

Basic earnings per share	$0.92	$0.74

Diluted earnings per share	$0.90	$0.70

See accompanying notes to the interim consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the three months ended March 31, 2003 and 2002

(Unaudited)

	2003	2002
	(in thousands of U.S. dollars)
Ordinary Shares
Balance—beginning of period	$10,945	$10,828
Shares issued	68	33
Exercise of stock options	7	59
Issued under Employee Stock Purchase Plan (ESPP)	6	5
Cancellation of Shares	(6)	(13)

Balance—end of period	11,020	10,912

Additional paid-in capital
Balance—beginning of period	3,781,112	3,710,698
Ordinary Shares issued	44,819	34,482
Ordinary Shares issued under ESPP	3,381	3,725
Exercise of stock options	3,134	30,111
Cancellation of Ordinary Shares	(3,901)	(11,289)
Tax benefit on employee stock options	11,109	—

Balance—end of period	3,839,654	3,767,727

Unearned stock grant compensation
Balance—beginning of period	(42,576)	(37,994)
Stock grants awarded	(44,882)	(32,332)
Stock grants forfeited	650	3,124
Amortization	5,520	2,261

Balance—end of period	(81,288)	(64,941)

Retained earnings
Balance—beginning of period	2,199,313	2,321,576
Net income	247,444	197,805
Dividends declared on Ordinary Shares	(44,964)	(39,285)
Dividends declared on Mezzanine equity	(6,415)	(6,415)

Balance—end of period	2,395,378	2,473,681

Deferred compensation obligation
Balance—beginning of period	18,361	16,497
Net change in period	(248)	2,353

Balance—end of period	$18,113	$18,850

Accumulated other comprehensive income
Net unrealized appreciation (depreciation) on investments
Balance—beginning of period	$476,411	$136,916
Change in period, net of income tax	79,316	(84,182)

Balance—end of period	555,727	52,734

Cumulative translation adjustments
Balance—beginning of period	(36,519)	(35,317)
Net adjustment for period, net of income tax	18,473	(871)

Balance—end of period	(18,046)	(36,188)

Accumulated other comprehensive income	537,681	16,546

Ordinary Shares issued to employee trust
Balance—beginning of period	(18,361)	(16,497)
Net change in period	248	(2,353)

Balance—end of period	(18,113)	(18,850)

Total shareholders’ equity	$6,702,445	$6,203,925

See accompanying notes to the interim consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the three months ended March 31, 2003 and 2002

(Unaudited)

	2003	2002
	(in thousands of U.S. dollars)
Net income	$247,444	$197,805

Other comprehensive income (loss)
Net unrealized appreciation (depreciation) on investments
Unrealized appreciation (depreciation) on investments	111,924	(106,050)
Reclassification adjustment for net realized (gains) losses included in net income	(23,087)	1,744

	88,837	(104,306)
Cumulative translation adjustments	26,322	(4,760)

Other comprehensive income (loss), before income tax	115,159	(109,066)
Income tax benefit (expense) related to other comprehensive income items	(17,370)	24,013

Other comprehensive income (loss)	97,789	(85,053)

Comprehensive income	$345,233	$112,752

See accompanying notes to the interim consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2003 and 2002

(Unaudited)

	2003	2002
	(in thousands of U.S. dollars)
Cash flows from operating activities
Net income	$247,444	$197,805
Adjustments to reconcile net income to net cash flows from (used for) operating activities:
Net realized losses on investments	40,089	25,881
Amortization of premium/discounts on fixed maturities	15,724	7,798
Deferred income taxes	45,757	24,429
Unpaid losses and loss expenses	280,116	(196,685)
Unearned premiums	967,486	828,269
Future policy benefits for life and annuity contracts	16,293	21,863
Insurance and reinsurance balances payable	87,578	299,974
Accounts payable, accrued expenses and other liabilities	(3,146)	(153,131)
Insurance and reinsurance balances receivable	(543,324)	(657,066)
Reinsurance recoverable	(140,092)	28,002
Deferred policy acquisition costs	(79,286)	(47,419)
Prepaid reinsurance premiums	(68,546)	(239,715)
Funds withheld, net	40,071	31,540
Value of reinsurance business assumed	1,489	2,444
Other assets	(369,169)	(29,571)
Other	62,153	(453)

Net cash flows from operating activities	$600,637	$143,857

Cash flows from investing activities
Purchases of fixed maturities	$(4,511,425)	$(4,123,556)
Purchases of equity securities	(35,988)	(90,123)
Sales of fixed maturities	3,809,724	3,715,037
Sales of equity securities	29,244	44,823
Maturities of fixed maturities	3,180	26,783
Net realized losses on financial futures contracts	(31)	(3,307)
Other	(37,279)	43,532

Net cash flows used for investing activities	$(742,575)	$(386,811)

Cash flows from financing activities
Dividends paid on Ordinary Shares	$(44,659)	$(38,907)
Dividends paid on Mezzanine equity	(6,415)	(6,487)
Net proceeds from (repayment of) short-term debt	498	(96,079)
Proceeds from exercise of options for Ordinary Shares	3,141	30,170
Proceeds from Ordinary Shares issued under ESPP	3,387	3,730
Net proceeds from long-term debt	—	499,155

Net cash flows from (used for) financing activities	$(44,048)	$391,582

Net increase (decrease) in cash	(185,986)	148,628
Cash—beginning of period	663,355	671,381

Cash—end of period	$477,369	$820,009

See accompanying notes to the interim consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    General

The interim unaudited consolidated financial statements, which include the accounts of the Company and its subsidiaries, have been prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, reflect all adjustments (consisting of normally recurring accruals) necessary for a fair presentation of results for such periods. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the consolidated financial statements, and related notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

ACE Limited (ACE or the Company) is a holding company incorporated with limited liability under the Cayman Islands Companies Law and maintains its business office in Bermuda. The Company, through its various subsidiaries, provides a broad range of insurance and reinsurance products to insureds worldwide. ACE operates through four business segments: Insurance – North American, Insurance – Overseas General, Global Reinsurance and Financial Services. These segments are described in Note 13.

The following table summarizes the Company’s gross premiums written by geographic region for the three months ended March 31, 2003 and 2002. Allocations have been made on the basis of location of risk.

Three Months Ended	North America	Europe	Australia & New Zealand	Asia Pacific	Latin America

March 31, 2003	59%	29%	3%	5%	4%
March 31, 2002	58%	28%	2%	7%	5%

2.    New accounting pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), which requires consolidation of all variable interest entities (VIE) by the primary beneficiary, as these terms are defined in FIN 46, effective immediately for VIEs created after January 31, 2003. The consolidation requirements apply to VIEs existing on January 31, 2003 for reporting periods beginning after June 15, 2003. In addition, it requires expanded disclosure for all VIEs. The Company does not expect the adoption of FIN 46 to have a material impact on the consolidated financial statements.

In December 2002, FASB issued Financial Accounting Standard (FAS) No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (FAS 148). FAS 148 amends the disclosure requirements of FAS No. 123, “Accounting for Stock-Based Compensation” (FAS 123) to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Company continues to account for stock-based compensation plans in accordance with Accounting Principles Board No. 25 (APB 25). No compensation expense for options is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.

Following is a summary of options issued and outstanding for the three months ended March 31, 2003 and 2002:

	March 31, 2003			March 31, 2002
	Year of Expiration	Average Exercise Price	Options for Ordinary Shares	Year of Expiration	Average Exercise Price	Options for Ordinary Shares
Opening balance			19,312,287			17,070,630
Options granted	2013	$27.61	3,383,712	2012	$43.62	4,427,125
Options exercised	2007-2010	$29.90	(183,813)	2003-2011	$42.24	(1,429,617)
Options forfeited	2003-2012	$41.16	(109,050)	2006-2011	$29.65	(316,747)

			22,403,136			19,751,391

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont’d)

(Unaudited)

The following table outlines the Company’s net income available to holders of Ordinary Shares and diluted earnings per share for the three months ended March 31, 2003 and 2002, had the compensation cost been determined in accordance with the fair value method recommended in FAS 123.

	Three Months Ended March 31
	2003	2002
	(in thousands of U.S. dollars, except per share data)
Net income available to holders of Ordinary Shares:
As reported	$241,029	$191,390
Compensation expense, net of income tax	$6,389	$7,740
Pro forma	$234,640	$183,650
Basic earnings per share:
As reported	$0.92	$0.74
Pro forma	$0.90	$0.71
Diluted earnings per share:
As reported	$0.90	$0.70
Pro forma	$0.87	$0.67

The fair value of the options issued is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants in the first quarter of 2003 and 2002, respectively: dividend yield of 2.46 percent and 1.38 percent, expected volatility of 32.74 percent and 35.31 percent, risk free interest rate of 2.33 percent and 4.05 percent, forfeiture rate of 5 percent and 7 percent, and an expected life of four years.

3.    Goodwill

FAS No. 142, “Goodwill and Other Intangible Assets” (FAS 142) primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. All goodwill recognized in the Company’s consolidated balance sheet at January 1, 2002 was assigned to one or more reporting units. FAS 142 requires that goodwill in each reporting unit be tested for impairment annually. Based on a profitability review performed in 2003, it was determined that two majority owned warranty program administration companies were not currently profitable. Updated forecasts as a result of that review, supported indications that these companies would not under current market conditions achieve sufficient contract sales volumes to generate and sustain future profitable results. As a consequence of these revised expectations, the Company recognized a goodwill impairment loss of $6 million during the current period.

4.    Reinsurance

The Company purchases reinsurance to manage various exposures including catastrophe risks. Although reinsurance agreements contractually obligate the Company’s reinsurers to reimburse it for the agreed-upon portion of its gross paid losses, they do not discharge the primary liability of the Company. The amounts for net premiums written and net premiums earned in the statements of operations are net of reinsurance. Direct, assumed and ceded amounts for these items for the three months ended March 31, 2003 and 2002 are as follows:

	Three Months Ended March 31
	2003	2002
	(in thousands of U.S. dollars)
Premiums written
Direct	$3,084,049	2,115,127
Assumed	1,028,715	1,003,019
Ceded	(1,182,712)	(1,132,118)

Net	$2,930,052	1,986,028

Premiums earned
Direct	$2,598,802	1,711,920
Assumed	585,598	571,078
Ceded	(1,112,868)	(923,189)

Net	$2,071,532	$1,359,809

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont’d)

(Unaudited)

The composition of the Company’s reinsurance recoverable at March 31, 2003 and December 31, 2002, is as follows:

	March 31 2003	December 31 2002
	(in thousands of U.S. dollars)
Reinsurance recoverable on paid losses and loss expenses	$1,371,939	$1,363,247
Bad debt reserve on paid losses and loss expenses	(387,181)	(377,804)
Reinsurance recoverable on future policy benefits	10,506	8,846
Reinsurance recoverable on unpaid losses and loss expenses	13,700,350	13,558,623
Bad debt reserve on unpaid losses and loss expenses	(564,069)	(561,459)

Net reinsurance recoverable	$14,131,545	$13,991,453

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

Following is a breakdown of the Company’s reinsurance recoverable on paid losses at March 31, 2003:

Category	Amount	Bad Debt Reserve	% of Total Reserve
	(in millions of U.S. dollars)
General collections	$848	$54	6.4%
Other	524	333	63.5

Total	$1,372	$387	28.2%

General collections balances represent amounts in the process of collection in the normal course of business, for which the Company has no indication of dispute or credit issues. The Company provides bad debt reserves based primarily on the application of historical loss experience to credit categories and historical dispute statistics.

The other category includes amounts recoverable that are in dispute or are from companies who are in supervision, rehabilitation or liquidation. The Company’s estimation of this reserve considers the credit quality of the reinsurer and whether the Company has received collateral or other credit protections such as parental guarantees. In addition, for specific items in dispute, we make judgments based on our knowledge and experience with a particular reinsurer.

5.    Commitments and contingencies

The Company’s insurance subsidiaries are subject to claims litigation involving disputed interpretations of policy coverages and, in some jurisdictions, direct actions by allegedly-injured persons seeking damages from policyholders. These lawsuits, involving claims on policies issued by our subsidiaries which are typical to the insurance industry in general and in the normal course of business, are considered in the Company’s loss and loss expense reserves. In addition to claims litigation, the Company and its subsidiaries are subject to lawsuits and regulatory actions in the normal course of business that do not arise from or directly relate to claims on insurance policies. This category of business litigation typically involves, inter alia, allegations of underwriting errors or misconduct, employment claims, regulatory activity or disputes arising from business ventures. While the outcomes of the business litigation involving the Company cannot be predicted with certainty at this point, the Company is disputing, and will continue to dispute, allegations against it that are without merit. The Company believes that the ultimate outcomes of matters in this category of business litigation will not have a material adverse effect on the financial condition, future operating results or liquidity of the Company, although an adverse resolution of a number of these items could have a material adverse effect on the Company’s results of operations in a particular quarter or fiscal year.

6.    Credit facilities

In April 2003, the Company renewed, at substantially the same terms, its $500 million, 364-day revolving credit facility. This facility, together with the Company’s $250 million, five-year revolving credit facility, which was last renewed in May 2000, is available for general corporate purposes and each of the facilities may also be used as commercial paper back up. The five-year facility also permits the issuance of letters of credit (LOCs). At March 31, 2003, the outstanding LOCs issued under these facilities was $64 million. There were no other drawings or LOCs issued under these facilities.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont’d)

(Unaudited)

7.    Debt

The following table outlines the Company’s debt as of March 31, 2003 and December 31, 2002.

	March 31 2003	December 31 2002
	(in millions of U.S. dollars)
Short-term debt
ACE INA commercial paper	$146	$146

	$146	$146

Long-term debt
ACE INA Notes due 2004	$400	$400
ACE INA Notes due 2006	300	300
ACE Limited Senior Notes due 2007	499	499
ACE US Holdings Senior Notes due 2008	250	250
ACE INA Subordinated Notes due 2009	200	200
ACE INA Debentures due 2029	100	100

	$1,749	$1,749

Trust Preferred Securities
Capital Re LLC Monthly Income Preferred Securities due 2044	$75	$75
ACE INA Trust Preferred Securities due 2029	100	100
ACE INA Capital Securities due 2030	300	300

	$475	$475

a)    Short-term debt

The Company arranged certain commercial paper programs in 1999. The programs use revolving credit facilities as back-up facilities and provide for up to $2.8 billion in commercial paper issuance (subject to the availability of back-up facilities, which currently total $750 million) for ACE and for ACE INA. For the three months ended March 31, 2003, commercial paper rates averaged 1.5 percent.

8.    Mezzanine equity

In 2000, the Company publicly offered and issued 6,221,000 FELINE PRIDES for aggregate net proceeds of approximately $311 million. Each FELINE PRIDE initially consists of a unit referred to as an Income PRIDE. Each Income PRIDE consists of (i) one 8.25 percent Cumulative Redeemable Preferred Share, Series A, liquidation preference, $50 per share, of the Company, and (ii) a purchase contract pursuant to which the holder of the Income PRIDE agrees to purchase from the Company, on May 16, 2003, Ordinary Shares at the applicable settlement rate. Each preferred share is pledged to the Company to secure the holders obligations under the purchase contract. A holder of an Income PRIDE can obtain the release of the preferred share by substituting certain zero-coupon treasury securities as security for performance under the purchase contract. The resulting unit consisting of the zero-coupon treasury security and the purchase contract is a Growth PRIDE, and the preferred shares would be a separate security. A holder of a Growth PRIDE can convert it back into an Income PRIDE by depositing preferred shares as security for performance under the purchase contract and thereby obtain the release of the zero-coupon treasury securities.

The aggregate liquidation preference of the 8.25 percent Cumulative Redeemable Preferred Shares is $311 million. Unless deferred by the Company, the preferred shares pay dividends quarterly at a rate of 8.25 percent per year to May 16, 2003, and thereafter at the reset rate established pursuant to a remarketing procedure. In accordance with the original terms of the FELINE PRIDES, effective May 16, 2003, the maximum dividend rate for the Preferred Shares will be the interest rate on the selected one-month benchmark Treasury Bill (maturity June 19, 2003) in effect on May 13, 2003, plus 200 basis points. If the Company elects to defer dividend payments on the preferred shares, the dividends will continue to accrue and the Company will be restricted from paying dividends on its Ordinary Shares and taking certain other actions. The preferred shares are not redeemable prior to June 16, 2003, on which date they must be redeemed by the Company in whole.

9.    Restricted Stock Awards

Under the Company’s long-term incentive plans, 1,627,285 restricted Ordinary Shares were awarded during the three months ended March 31, 2003, to officers of the Company and its subsidiaries. These shares vest at various dates through February 2007.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont’d)

(Unaudited)

At the time of grant the market value of the shares awarded under these grants is recorded as unearned stock grant compensation and is presented as a separate component of shareholders’ equity. The unearned compensation is charged to income over the vesting period.

10.    Earnings per share

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended March 31
	2003	2002
	(in thousands of U.S. dollars, except share and per share data)
Numerator:
Net income	$247,444	$197,805
Dividends on Mezzanine equity	(6,415)	(6,415)

Net income available to holders of Ordinary Shares	$241,029	$191,390

Denominator:
Denominator for basic earnings per share:
Weighted average shares outstanding	260,986,223	258,586,011
Dilutive effect of Mezzanine equity	916,016	4,094,287
Effect of other dilutive securities	6,138,426	8,846,955

Denominator for diluted earnings per share: Adjusted weighted average shares outstanding and assumed conversions	268,040,665	271,527,253

Basic earnings per share	$0.92	$0.74

Diluted earnings per share	$0.90	$0.70

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

Income from the Company’s operations at Lloyd’s is subject to United Kingdom corporation taxes. Lloyd’s is required to pay U.S. income tax on U.S. connected income (U.S. income) written by Lloyd’s syndicates. Lloyd’s has a closing agreement with the IRS whereby the amount of tax due on this business is calculated by Lloyd’s and remitted directly to the IRS. These amounts are then charged to the personal accounts of the Names/Corporate Members in proportion to their participation in the relevant syndicates. The Company’s Corporate Members are subject to this arrangement but, as U.K. domiciled companies, will receive U.K. corporation tax credits for any U.S. income tax incurred up to the value of the equivalent U.K. corporation income tax charge on the U.S. income.

ACE Prime Holdings, ACE US Holdings and ACE Cap Re USA Holdings, and their respective subsidiaries are subject to income taxes imposed by U.S. authorities and file U.S. tax returns. Certain international operations of the Company are also subject to income taxes imposed by the jurisdictions in which they operate.

The Company is not subject to taxation other than as stated above. There can be no assurance that there will not be changes in applicable laws, regulations or treaties, which might require the Company to change the way it operates or become subject to taxation.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont’d)

(Unaudited)

The income tax provision for the three months ended March 31, 2003 and 2002 is as follows:

	Three Months Ended March 31
	2003	2002
	(in thousands of U.S. dollars)
Current tax expense (benefit)	$6,673	$(513)
Deferred tax expense	45,757	24,429

Provision for income taxes	$52,430	$23,916

The weighted average expected tax provision has been calculated using pre-tax accounting income (loss) in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. A reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate for the three months ended March 31, 2003 and 2002, is provided below.

	Three Months Ended March 31
	2003	2002
	(in thousands of U.S. dollars)
Expected tax provision at weighted average rate	$52,296	$24,555
Permanent differences
Tax-exempt interest	(3,802)	(4,146)
Other	(510)	(22)
Goodwill	525	—
Net withholding taxes	3,921	3,529

Total provision for income taxes	$52,430	$23,916

The components of the net deferred tax asset at March 31, 2003, and December 31, 2002 are as follows:

	March 31 2003	December 31 2002
	(in thousands of U.S. dollars)
Deferred tax assets
Loss reserve discount	$502,556	$500,061
Unearned premium reserve	114,236	94,566
Foreign tax credits	134,575	133,811
Investments	125,842	123,410
Bad debts	177,197	177,197
Net operating loss carryforward	505,466	518,879
Other	139,148	199,461

Total deferred tax assets	1,699,020	1,747,385

Deferred tax liabilities
Deferred policy acquisition costs	150,009	148,811
Unrealized appreciation on investments	143,594	135,627
Other	42,860	39,372

Total deferred tax liabilities	336,463	323,810

Valuation allowance	135,592	135,592

Net deferred tax asset	$1,226,965	$1,287,983

The valuation allowance of $135.6 million at March 31, 2003 and December 31, 2002, reflects management’s assessment, based on available information, that it is more likely than not that a portion of the deferred tax asset will not be realized due to the inability of certain foreign subsidiaries to generate sufficient taxable income. Adjustments to the valuation allowances are made when there is a change in management’s assessment of the amount of deferred tax asset that is realizable.

At March 31, 2003, the Company has net operating loss carryforwards for U.S. federal income tax purposes of approximately $1.4 billion, which are available to offset future U.S. federal taxable income through 2022.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont’d)

(Unaudited)

12.    Subsidiary issuer information

The following tables present the condensed consolidating financial information for ACE Limited (the “Parent Guarantor”), ACE INA Holdings, Inc. and ACE Financial Services, Inc. (formerly Capital Re Corporation), (the “Subsidiary Issuers”) at March 31, 2003 and December 31, 2002 and for the three months ended March 31, 2003 and 2002. The Subsidiary Issuers are direct or indirect wholly-owned subsidiaries of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor and the Subsidiary Issuers under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings. The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuers.

Condensed Consolidating Balance Sheet at March 31, 2003

(in thousands of U.S. dollars)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	ACE Financial Services, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	ACE Limited Consolidated
Assets
Total investments and cash	$90,869	$8,089,179	$1,051,220	$9,986,850	$—	$19,218,118
Insurance and reinsurance balances receivable	—	2,151,423	25,818	1,050,733	—	3,227,974
Reinsurance recoverable	—	11,824,256	11,347	2,295,942	—	14,131,545
Goodwill	—	2,130,908	96,723	483,199	—	2,710,830
Investments in subsidiaries	7,478,151	—	152,000	(152,000)	(7,478,151)	—
Due from subsidiaries and affiliates, net	78,091	(85,046)	(50,045)	135,091	(78,091)	—
Other assets	44,191	4,774,375	216,883	1,132,530	—	6,167,979

Total assets	$7,691,302	$28,885,095	$1,503,946	$14,932,345	$(7,556,242)	$45,456,446

Liabilities
Unpaid losses and loss expenses	$—	$17,544,070	$79,098	$7,012,639	$—	$24,635,807
Unearned premiums	—	3,901,870	368,346	2,302,349	—	6,572,565
Future policy benefits for life and annuity contracts	—	—	—	458,557	—	458,557
Short-term debt	—	146,438	—	—	—	146,438
Long-term debt	499,324	999,679	—	250,000	—	1,749,003
Trust preferred securities	—	400,000	75,000	—	—	475,000
Other liabilities	178,483	2,806,251	153,690	1,267,157	—	4,405,581

Total liabilities	677,807	25,798,308	676,134	11,290,702	—	38,442,951

Mezzanine equity	311,050	—	—	—	—	311,050

Total shareholders’ equity	6,702,445	3,086,787	827,812	3,641,643	(7,556,242)	6,702,445

Total liabilities, mezzanine equity and shareholders’ equity	$7,691,302	$28,885,095	$1,503,946	$14,932,345	$(7,556,242)	$45,456,446

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)	Includes ACE Limited parent company eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont’d)

(Unaudited)

Condensed Consolidating Balance Sheet at December 31, 2002

(in thousands of U.S. dollars)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	ACE Financial Services, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated
Assets
Total investments and cash	$77,506	$7,413,714	$1,023,777	$9,808,911	$—	$18,323,908
Insurance and reinsurance balances receivable	—	1,729,439	28,252	896,299	—	2,653,990
Reinsurance recoverable	—	11,616,228	11,420	2,363,805	—	13,991,453
Goodwill	—	2,130,908	96,723	489,229	—	2,716,860
Investments in subsidiaries	7,095,429	—	152,000	(152,000)	(7,095,429)	—
Due from subsidiaries and affiliates, net	162,314	50,967	(49,681)	(1,286)	(162,314)	—
Other assets	42,703	4,235,625	210,477	1,275,921	—	5,764,726

Total assets	$7,377,952	$27,176,881	$1,472,968	$14,680,879	$(7,257,743)	$43,450,937

Liabilities
Unpaid losses and loss expenses	$—	$17,057,979	$75,960	$7,181,243	$—	$24,315,182
Unearned premiums	—	3,233,614	352,551	1,999,359	—	5,585,524
Future policy benefits for life and annuity contracts	—	—	—	442,264	—	442,264
Short-term debt	—	145,940	—	—	—	145,940
Long-term debt	499,282	999,655	—	250,000	—	1,748,937
Trust preferred securities	—	400,000	75,000	—	—	475,000
Other liabilities	178,934	2,574,801	160,238	1,124,381	—	4,038,354

Total liabilities	678,216	24,411,989	663,749	10,997,247	—	36,751,201

Mezzanine equity	311,050	—	—	—	—	311,050

Total shareholders’ equity	6,388,686	2,764,892	809,219	3,683,632	(7,257,743)	6,388,686

Total liabilities, mezzanine equity and shareholders’ equity	$7,377,952	$27,176,881	$1,472,968	$14,680,879	$(7,257,743)	$43,450,937

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)	Includes ACE Limited parent company eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont’d)

(Unaudited)

Condensed Consolidating Statement of Operations For the three months ended March 31, 2003 (in thousands of U.S. dollars)
	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	ACE Financial Services, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated
Net premiums written	$—	$1,413,028	$52,344	$(1,465,372)	$—	$2,930,052
Net premiums earned	—	976,058	35,010	1,060,464	—	2,071,532
Net investment income	5,432	85,511	11,401	109,690	(5,622)	206,412
Other income (expense)	—	(1,000)	—	(5,154)	—	(6,154)
Equity in earnings of subsidiaries	282,585	—	—	—	(282,585)	—
Net realized losses on investments	(8,610)	(16,268)	(2,837)	(12,374)	—	(40,089)
Losses and loss expenses	—	662,456	8,055	612,322	—	1,282,833
Life and annuity benefits	—	—	—	48,499	—	48,499
Policy acquisition costs and administrative expenses	19,936	250,807	15,256	270,997	(1,430)	555,566
Interest expense	10,340	32,970	1,687	5,461	(5,529)	44,929
Income tax expense	1,687	34,859	4,349	11,535	—	52,430

Net income (loss)	$247,444	$63,209	$14,227	$203,812	$(281,248)	$247,444

Condensed Consolidating Statement of Operations

For the three months ended March 31, 2002

(in thousands of U.S. dollars)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	ACE Financial Services, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	ACE Limited Consolidated
Net premiums written	$—	$823,094	$10,868	$1,152,066	$—	$1,986,028
Net premiums earned	—	609,487	21,708	728,614	—	1,359,809
Net investment income	16,450	80,186	11,490	102,800	(10,791)	200,135
Other income	—	—	—	4,799	—	4,799
Equity in earnings of subsidiaries	192,050	—	—	—	(192,050)	—
Net realized gains (losses) on investments	7,275	(25,793)	4,841	(12,204)		(25,881)
Losses and loss expenses	—	421,449	2,729	428,967	—	853,145
Life and annuity benefits	—	—	—	22,996	—	22,996
Policy acquisition costs and administrative expenses	14,104	163,170	10,568	208,037	(881)	394,998
Interest expense	1,690	41,626	3,309	3,840	(4,463)	46,002
Income tax expense	2,176	11,951	5,228	4,561	—	23,916

Net income	$197,805	$25,684	$16,205	$155,608	$(197,497)	$197,805

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)	Includes ACE Limited parent company eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont’d)

(Unaudited)

Condensed Consolidating Statement of Cash Flows For the three months ended March 31, 2003 (in thousands of U.S. dollars)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	ACE Financial Services, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	ACE Limited Consolidated
Net cash flows from (used for) operating activities	$(45,560)	$222,213	$31,363	$392,620	$600,637

Cash flows from investing activities
Purchases of fixed maturities	(64,496)	(1,565,382)	(82,159)	(2,799,388)	(4,511,425)
Purchases of equity securities	—	(18,652)	—	(17,336)	(35,988)
Sales of fixed maturities	60,133	753,121	59,844	2,936,626	3,809,724
Sales of equity securities	—	18,545	—	10,699	29,244
Maturities of fixed maturities	—	—	—	3,180	3,180
Net realized losses on financial futures contracts	—	—	—	(31)	(31)
Other	—	(21,381)	(5,504)	(10,394)	(37,279)

Net cash flows from (used for) investing activities	$(4,363)	$(833,749)	$(27,819)	$123,356	$(742,575)

Cash flows from financing activities
Dividends paid on Ordinary Shares	(44,659)	—	—	—	(44,659)
Dividends paid on Mezzanine equity	(6,415)	—	—	—	(6,415)
Proceeds from short-term debt, net	—	498	—	—	498
Advances to (from) affiliates	264,851	(223)	—	(264,628)	—
Proceeds from exercise of options for Ordinary Shares	3,141	—	—	—	3,141
Proceeds from Ordinary Shares issued under ESPP	3,387	—	—	—	3,387
Capitalization of subsidiaries	(392,107)	378,170	—	13,937	—
Dividends received from subsidiaries	231,000	—	—	(231,000)	—

Net cash flows from (used for) financing activities	$59,198	$378,445	$—	$(481,691)	$(44,048)

Net increase (decrease) in cash	9,275	(233,091)	3,544	34,285	(185,986)
Cash—beginning of period	2,150	478,161	4,438	178,606	663,355

Cash—end of period	$11,425	$245,070	$7,982	$212,891	$477,369

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont’d)

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the three months ended March 31, 2002

(in thousands of U.S. dollars)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	ACE Financial Services, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	ACE Limited Consolidated
Net cash flows from (used for) operating activities	$(164,177)	$(82,251)	$10,199	$380,086	$143,857

Cash flows from investing activities
Purchases of fixed maturities	(21,977)	(532,899)	(157,287)	(3,411,393)	(4,123,556)
Purchases of equity securities	—	(21,682)	—	(68,441)	(90,123)
Sales of fixed maturities	11,364	548,571	143,307	3,011,795	3,715,037
Sales of equity securities	—	24,149	—	20,674	44,823
Maturities of fixed maturities	—	—	—	26,783	26,783
Net realized losses on financial futures contracts	—	—	—	(3,307)	(3,307)
Other	—	—	5,908	37,624	43,532

Net cash flows from (used for) investing activities	$(10,613)	$18,139	$(8,072)	$(386,265)	$(386,811)

Cash flows from financing activities
Dividends paid on Ordinary Shares	(38,907)	—	—	—	(38,907)
Dividends paid on Mezzanine equity	(6,487)	—	—	—	(6,487)
Proceeds from short-term debt, net	—	299,340	—	(395,419)	(96,079)
Proceeds from long-term debt	499,155	—	—	—	499,155
Advances to (from) affiliates	42,293	(389,177)	—	346,884	—
Proceeds from exercise of options for Ordinary Shares	30,170	—	—	—	30,170
Proceeds from Ordinary Shares issued under ESPP	3,730	—	—	—	3,730
Capitalization of subsidiaries	(496,639)	277,785	—	218,854	—
Dividends received from subsidiaries	130,000	—	—	(130,000)	—

Net cash flows from (used for) financing activities	$163,315	$187,948	$—	$40,319	$391,582

Net increase (decrease) in cash	(11,475)	123,836	2,127	34,140	148,628
Cash—beginning of period	32,525	355,327	1,027	282,502	671,381

Cash—end of period	$21,050	$479,163	$3,154	$316,642	$820,009

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont’d)

(Unaudited)

13.    Segment information

The Company operates through four business segments: Insurance—North American, Insurance—Overseas General, Global Reinsurance and Financial Services. These segments distribute their products through various forms of brokers and agencies. Insurance—North American, Insurance—Overseas General and Global Reinsurance utilize direct marketing programs to reach clients, while Financial Services operates with major U.S. financial guaranty insurers, mortgage guaranty insurers in the U.S., U.K. and Australia, title insurers and European trade credit insurers. Additionally, Insurance—North American has formed Internet distribution channels for some of its products and Global Reinsurance and Financial Services have established relationships with reinsurance intermediaries.

The Insurance—North American segment includes the operations of ACE USA, ACE Canada and ACE Bermuda, excluding the financial solutions business in both the U.S. and Bermuda, which are included in the Financial Services segment. ACE USA comprises the U.S. and Canadian operations of ACE INA, which were acquired in 1999 and the operations of ACE US Holdings, which were acquired in 1998. These operations provide a broad range of property and casualty insurance and reinsurance products, including excess liability, excess property, professional lines, aerospace, accident and health coverages and claim and risk management products and services, to a diverse group of commercial and non-commercial enterprises and consumers. The operations of ACE USA also include the run-off operations, which include Brandywine, Commercial Insurance Services, residual market workers’ compensation business, pools and syndicates not attributable to a single business group, the run-off of open market facilities and the run-off results of various other smaller exited lines of business. Run-off operations do not actively sell insurance products, but are responsible for the management of existing policies and related claims.

The Insurance—Overseas General segment consists of ACE International and the insurance operations of ACE Global Markets. ACE International includes ACE INA’s network of indigenous insurance operations, which were acquired in 1999. The segment has four regions of operations: ACE Asia Pacific, ACE Far East, ACE Latin America and the ACE European Group, (which comprises ACE Europe, ACE INA UK Limited and the insurance operations of ACE Global Markets). ACE Global Markets provides funds at Lloyd’s to support underwriting by the Lloyd’s syndicates managed by Lloyd’s managing agencies which are owned by the Company (including for segment purposes Lloyd’s operations owned by ACE Financial Services). The reinsurance operation of ACE Global Markets is included in the Global Reinsurance segment. Companies within the Insurance—Overseas General segment write a variety of insurance products including property, primary and excess casualty, energy, professional risk, marine, political risk, trade credit, A&H, aviation and consumer oriented products. ACE International provides insurance coverage on a worldwide basis.

The Global Reinsurance segment comprises ACE Tempest Re Bermuda, ACE Tempest Re USA and ACE Tempest Re Europe. These subsidiaries primarily provide property catastrophe reinsurance globally to insurers of commercial and personal property. Global Reinsurance also includes the operations of ACE Tempest Life Re. The principal business of ACE Tempest Life Re is to provide reinsurance coverage to other life insurance companies. The life reinsurance business completed its first full year of operations in 2001.

The Financial Services segment includes the financial guaranty business of ACE Guaranty Corp. and ACE Capital Re International and the financial solutions business in the U.S. and Bermuda. The financial guaranty businesses serve the U.S. domestic and international financial guaranty insurance and reinsurance markets. Their principal business is the insurance and reinsurance of investment grade public finance and asset-backed debt issues (insured and ceded by the primary bond insurance companies), and insurance and reinsurance of credit-default swaps. In addition to financial guaranty business, the companies provide trade credit reinsurance and highly structured solutions to problems of financial and risk management through reinsurance and other forms of credit enhancement products, as well as mortgage guaranty reinsurance and title reinsurance. The financial solutions business includes insurance and reinsurance solutions to complex risks that generally cannot be adequately addressed by the traditional insurance marketplace. It consists of securitization and risk trading, finite and structured risk products, and retroactive contracts in the form of loss portfolio transfers.

a)	The following tables summarize the operations by segment for the three months ended March 31, 2003 and 2002.

b)	For segment reporting purposes, certain items have been presented in a different manner than in the consolidated financial statements. For segment reporting purposes, net realized gains (losses) and the tax effect of net realized gains (losses) have been shown separately.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont’d)

(Unaudited)

Statement of Operations by Segment

For the three months ended March 31, 2003

(in thousands of U.S. Dollars)

	Insurance— North American	Insurance— Overseas General	Global Reinsurance	Corporate and Other(1)	Consolidated Property & Casualty(2)	Financial Services	ACE Consolidated
Operations Data
Gross premiums written	$1,664,184	$1,405,858	$461,990	$—	$3,532,032	$532,071	$4,064,103
Net premiums written	933,345	980,923	442,744	—	2,357,012	525,729	2,882,741
Net premiums earned	752,981	813,703	248,046	—	1,814,730	209,241	2,023,971
Losses and loss expenses	512,359	493,598	115,790	—	1,121,747	161,086	1,282,833
Policy acquisition costs	83,053	152,226	46,096	—	281,375	10,977	292,352
Administrative expenses	87,363	114,166	14,963	24,446	240,938	18,017	258,955

Underwriting income (loss)	70,206	53,713	71,197	(24,446)	170,670	19,161	189,831

Life
Gross premiums written	—	—	48,661	—	—	—	48,661
Net premiums written	—	—	47,311	—	—	—	47,311
Net premiums earned	—	—	47,561	—	—	—	47,561
Life and annuity benefits	—	—	48,499	—	—	—	48,499
Policy acquisition costs	—	—	3,542	—	—	—	3,542
Administrative expenses	—	—	717	—	—	—	717
Net investment income	—	—	7,641	—	—	—	7,641

Underwriting income	—	—	2,444	—	—	—	2,444

Net investment income	102,758	35,554	18,680	(9,332)	147,660	51,111	198,771
Other income (expense)	(6,443)	(1,000)	1,031	—	(6,412)	258	(6,154)
Interest expense	7,543	346	72	35,123	43,084	1,845	44,929
Income tax expense (benefit)	38,673	23,382	3,731	(14,058)	51,728	9,075	60,803

Income (loss) excluding net realized gains (losses)	120,305	64,539	89,549	(54,843)	217,106	59,610	279,160
Net realized gains (losses)	(18,065)	(12,512)	2,866	(8,610)	(36,321)	(3,768)	(40,089)
Tax effect of net realized gains (losses)	2,749	5,069	248	—	8,066	307	8,373

Net income (loss)	$104,989	$57,096	$92,663	$(63,453)	$188,851	$56,149	$247,444

(1)	Includes ACE Limited, ACE INA Holdings and intercompany eliminations.
(2)	Excludes Life reinsurance business.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont’d)

(Unaudited)

Statement of Operations by Segment

For the three months ended March 31, 2002

(in thousands of U.S. Dollars)

	Insurance— North American	Insurance—Overseas General	Global Reinsurance	Corporate and Other(1)	Consolidated Property & Casualty(2)	Financial Services	ACE Consolidated
Operations Data
Gross premiums written	$1,265,078	$962,272	$373,966	$—	$2,601,316	$487,632	$3,088,948
Net premiums written	512,863	614,208	354,322	—	1,481,393	476,356	1,957,749
Net premiums earned	472,946	509,245	114,905	—	1,097,096	234,301	1,331,397
Losses and loss expenses	327,497	291,760	39,188	—	658,445	194,700	853,145
Policy acquisition costs	41,982	113,685	16,452	—	172,119	18,543	190,662
Administrative expenses	70,961	86,598	6,450	22,210	186,219	10,145	196,364

Underwriting income (loss)	32,506	17,202	52,815	(22,210)	80,313	10,913	91,226

Life
Gross premiums written	—	—	29,198	—	—	—	29,198
Net premiums written	—	—	28,279	—	—	—	28,279
Net premiums earned	—	—	28,412	—	—	—	28,412
Life and annuity benefits	—	—	22,996	—	—	—	22,996
Policy acquisition costs	—	—	7,133	—	—	—	7,133
Administrative expenses	—	—	839	—	—	—	839
Net investment income	—	—	6,267	—	—	—	6,267

Underwriting income	—	—	3,711	—	—	—	3,711

Net investment income	101,918	20,975	24,183	(1,965)	145,111	48,757	193,868
Other income	654	3,800	—	—	4,454	345	4,799
Interest expense	8,612	442	227	32,745	42,026	3,976	46,002
Income tax expense (benefit)	32,932	7,551	93	(17,844)	22,732	9,015	31,747

Income (loss) excluding net realized gains (losses)	93,534	33,984	80,389	(39,076)	165,120	47,024	215,855
Net realized gains (losses)	(19,310)	(5,213)	(4,083)	7,275	(21,331)	(4,550)	(25,881)
Tax effect of net realized gains (losses)	8,171	1,202	39	—	9,412	(1,581)	7,831

Net income (loss)	$82,395	$29,973	$76,345	$(31,801)	$153,201	$40,893	$197,805

(1)	Includes ACE Limited, ACE INA Holdings and intercompany eliminations.
(2)	Excludes Life reinsurance business.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont’d)

(Unaudited)

The following tables summarize the revenues of each segment by product offering for the three months ended March 31, 2003 and 2002.

Net premiums earned by type of premium

Three Months Ended March 31, 2003

	Property & Casualty	Life, Accident & Health	Financial Guaranty	Financial Solutions	ACE Consolidated
	(in millions of U.S. dollars)
Insurance—North American	$723	$30	$—	$—	$753
Insurance—Overseas General	633	181	—	—	814
Global Reinsurance	248	48	—	—	296
Financial Services	—	—	88	121	209

	$1,604	$259	$88	$121	$2,072

Three Months Ended March 31, 2002

	Property & Casualty	Life, Accident & Health	Financial Guaranty	Financial Solutions	ACE Consolidated
	(in millions of U.S. dollars)
Insurance—North American	$450	$23	$—	$—	$473
Insurance—Overseas General	385	124	—	—	509
Global Reinsurance	115	29	—	—	144
Financial Services	—	—	74	160	234

	$950	$176	$74	$160	$1,360

The following table summarizes the identifiable assets for the property and casualty underwriting operations, including the Financial Services segment, the life reinsurance operations and corporate holding companies, including ACE Limited and ACE INA Holdings at March 31, 2003 and December 31, 2002.

	March 31 2003	December 31 2002
	(in millions of U.S. dollars)
Property and casualty	$42,383	$40,651
Life reinsurance	660	610
Corporate	2,413	2,190

Total assets	$45,456	$43,451

14.    Subsequent event

On May 7, 2003, the Company announced its agreement to sell in a public offering 20 million depositary shares, each representing one-tenth of our 7.8 percent Cumulative Redeemable Preferred Shares for $25 per depositary share. ACE also granted the underwriters of the offering an option to purchase an additional three million depositary shares to cover over allotments. The Company intends to use the net proceeds to make additional capital contributions to certain of its subsidiaries and for general corporate purposes.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations, financial condition, and liquidity and capital resources as of and for the three months ended March 31, 2003. Our results of operations and cash flows for any interim period are not necessarily indicative of our results for the full year. This discussion should be read in conjunction with our consolidated financial statements and related notes and our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2002.

Safe Harbor Disclosure

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Any written or oral statements made by or on our behalf may include forward-looking statements which reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors (which are described in more detail elsewhere herein and in other documents we file with the Securities and Exchange Commission (SEC)) include, but are not limited to:

•	global political conditions, the occurrence of any terrorist attacks, including any nuclear, biological or chemical events, or the outbreak and effects of war, and possible business disruption or economic contraction that may result from such events;

•	the effects of public company bankruptcies and/or accounting restatements, as well as disclosures by and investigations of public companies relating to possible accounting irregularities, and other corporate governance issues, including the effects of such events on:

•	the capital markets;

•	the markets for directors and officers and errors and omissions insurance; and

•	claims and litigation arising out of such disclosures or practices by other companies;

•	the ability to collect reinsurance recoverable, credit developments of reinsurers and any delays with respect thereto;

•	the occurrence of catastrophic events or other insured or reinsured events with a frequency or severity exceeding our estimates;

•	actual loss experience from insured or reinsured events;

•	the uncertainties of the loss reserving and claims settlement processes, including the difficulties associated with assessing environmental damage and asbestos-related latent injuries, the impact of aggregate policy coverage limits and the impact of bankruptcy protection sought by various asbestos producers and other related businesses;

•	judicial decisions and rulings, new theories of liability and legal tactics;

•	the impact of the September 11 tragedy and its aftermath on our insureds and reinsureds, on the insurance and reinsurance industry, and on the economy in general;

•	uncertainties relating to governmental, legislative and regulatory policies, developments and treaties, which, among other things, could subject us to insurance regulation or taxation in additional jurisdictions or affect our current operations;

•	the actual amount of new and renewal business, market acceptance of our products, and risks associated with the introduction of new products and services and entering new markets;

•	the competitive environment in which we operate, including trends in pricing or in policy terms and conditions, which may differ from our projections;

•	actions that rating agencies may take from time to time, such as changes in our claims-paying, financial strength or credit ratings;

•	developments in global financial markets, including changes in interest rates, stock markets and other financial markets, and foreign currency exchange rate fluctuations, which could affect our investment portfolio and financing plans;

•	changing rates of inflation and other economic conditions;

•	the amount of dividends received from subsidiaries;

•	loss of the services of any of our executive officers without suitable replacements being recruited in a reasonable time frame;

•	the ability of technology to perform as anticipated; and

•	management’s response to these factors.

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

Critical Accounting Policies

Our consolidated financial statements include amounts that, either by their nature or due to requirements of accounting principles generally accepted in the U.S. (GAAP), are determined using best estimates and assumptions. While we believe that the amounts included in our consolidated financial statements reflect our best judgement, actual amounts could ultimately materially differ from those currently presented in our consolidated financial statements. We believe the items that require the most subjective and complex estimates are:

•	unpaid losses and loss expense reserves, including asbestos reserves;

•	reinsurance recoverable, including our bad debt provision;

•	impairments to the fair value of our investment portfolio;

•	the fair value of certain derivatives; and

•	the valuation of goodwill.

We believe our accounting policies for these items are of critical importance to our consolidated financial statements. More information regarding the estimates and assumptions required to arrive at these amounts is included in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2002.

Results of Operations—Three Months Ended March 31, 2003 and 2002

The discussions that follow include tables, which show both our consolidated and segment operating results for the three months ended March 31, 2003 and 2002. In presenting our operating results, we have discussed our performance with reference to net operating income, which is a non-GAAP measure. Our consolidated and segment operating results below provide a reconciliation of net operating income to net income, which we consider to be the most directly comparable GAAP financial measure. We consider net operating income, which may be defined differently by other companies, to be important to an understanding of our overall results of operations. We define net operating income as net income excluding net realized gains (losses) on investments and the related income tax. We believe this presentation of net operating income enhances the understanding of our results of operations by highlighting the underlying profitability of our insurance business. We exclude net realized gains (losses) on investments, including the tax effect, from net operating income because the amount of these gains (losses) is heavily influenced by, and fluctuates in part according to, the availability of market opportunities. Net operating income should not be viewed as a substitute for net income determined in accordance with GAAP.

Consolidated Operating Results

	Three Months Ended March 31		Percentage change from prior year
	2003	2002
	(in millions of U.S. dollars)
Gross premiums written	$4,113	$3,118	32%
Net premiums written	2,930	1,986	48

Net premiums earned	2,072	1,360	52
Losses and loss expenses	1,283	853	50
Life and annuity benefits	48	23	109
Policy acquisition costs	296	198	49
Administrative expenses	260	197	32

Underwriting income	$185	$89

Net investment income	206	200
Other income (expense)	(6)	5
Interest expense	45	46
Income tax expense	61	32

Net operating income	$279	$216
Net realized losses on investments	(40)	(26)
Tax effect of net realized losses on investments	8	8

Net income	$247	$198

Loss and loss expense ratio	63.4%	64.1%
Policy acquisition cost ratio	14.4%	14.3%
Administrative expense ratio	12.8%	14.7%
Combined ratio	90.6%	93.1%

Gross premiums written increased by 32 percent for the quarter ended March 31, 2003, compared with the quarter ended March 31, 2002. Net premiums written, which reflect the premiums we retain after purchasing reinsurance protection, increased by 48 percent. Net premiums earned, which reflect the portion of net premiums written that were recorded as revenues for the period, increased by 52 percent for the quarter ended March 31, 2003, compared with the same quarter in 2002. Insurance and reinsurance rates in the property and casualty (P&C) market increased steadily throughout 2002 and have continued to do so for the quarter ended March 31, 2003, although the increases have recently been more pronounced for the casualty lines. We believe casualty rates will continue to rise for the remainder of 2003. Property rates in the U.S. have stabilized in the early part of 2003 due to sufficient supply, while property rates in Europe continue to increase. We believe the catastrophe reinsurance market has also now stabilized due to the absorption of new capacity following the September 11 tragedy. At current prices, demand for terrorism coverage has been modest and largely limited to insureds that are required to purchase the coverage due to third-party requirements. Overall, the principal driver of rate increases is longer-tail, casualty lines and as we expand into this area, we expect to continue to increase our gross premiums written.

Underwriting results are discussed by reference to the combined ratio, the loss and loss expense ratio, the policy acquisition cost ratio, and the administrative expense ratio. We calculate these ratios by dividing the respective expense amounts of our P&C and Financial Services business by net premiums earned from our P&C and Financial Services business. We do not include the life reinsurance business, as the use of these ratios is not an appropriate measure of the underwriting results of life reinsurance business. The combined ratio is determined by adding the loss and loss expense ratio, the policy acquisition cost ratio and the administrative expense ratio. A combined ratio under 100 percent indicates underwriting income and a combined ratio exceeding 100 percent indicates underwriting losses.

Our loss and loss expense ratio was 63.4 percent for the quarter ended March 31, 2003, compared with 64.1 percent for the quarter ended March 31, 2002. This ratio is influenced by changes in the mix of business written, particularly in the Financial Services segment, where variations are due in large part to loss portfolio transfers (LPTs). LPTs are typically recorded at higher loss ratios than our other lines of business. Excluding the Financial Services segment, our loss and loss expense ratio would have been 61.8 percent for the quarter ended March 31, 2003, compared with 60.0 percent last year. During the quarter, we had approximately $25 million of prior period development, all in our P&C operations. The $25 million occurred in the Insurance-North American segment with $12 million in ACE USA and $13 million in ACE Bermuda. The US development related primarily to the ACE Risk Management business, the largest product line in the US, and lines of business in run-off as a result of the regular review of our loss reserves. In ACE Bermuda, new information resulted in the increase in reserves in excess liability, professional lines, aviation and property.

Our policy acquisition costs include commissions, premium taxes, underwriting and other costs that vary with, and are primarily related to, the production of premium. Administrative expenses include all other operating costs. The administrative expense ratio has improved to 12.8 percent for the quarter ended March 31, 2003, from 14.7 percent for the same quarter in 2002. The main reason for the decline is the increase in net premiums earned. The policy acquisition ratio was relatively stable compared to last year. Policy acquisition costs are influenced by changes in the mix of business written.

As discussed later in this report, net investment income increased by three percent for the quarter ended March 31, 2003 compared with the same quarter in 2002.

Our net operating income increased by 29 percent to $279 million for the quarter ended March 31, 2003, compared with $216 million for the quarter ended March 31, 2002. This increase is a result of the substantial increase in net premiums earned for the quarter ended March 31, 2003.

Net realized losses on investments (net of income tax) were $32 million for the quarter ended March 31, 2003, compared with $18 million for the same quarter in 2002. Net realized losses are discussed in detail in the net realized gains (losses) on investments section.

Net income increased by $49 million or 25 percent in the current quarter, due to higher operating income across all four of our operating segments.

Segment Operating Results—Three Months Ended March 31, 2003 and 2002

Insurance—North American

The Insurance—North American segment comprises our P&C insurance operations in the U.S., Bermuda and Canada. Our Insurance—North American segment writes a variety of insurance products including property, liability, professional lines (directors and officers (D&O) and errors and omissions coverages (E&O)), marine, program business, political risk, accident and health (A&H), warranty, aerospace and other specialty lines.

	Three Months Ended March 31		Percentage change from prior year
	2003	2002
	(in millions of U.S. dollars)
Gross premiums written	$1,664	$1,265	32%
Net premiums written	933	513	82

Net premiums earned	753	473	59
Losses and loss expenses	512	327	57
Policy acquisition costs	83	42	98
Administrative expenses	88	71	24

Underwriting income	$70	$33

Net investment income	103	102
Other income (expense)	(6)	1
Interest expense	8	9
Income tax expense	39	33

Net operating income	$120	$94
Net realized losses on investments	(18)	(20)
Tax effect of net realized losses on investments	3	8

Net income	$105	$82

Loss and loss expense ratio	68.0%	69.2%
Policy acquisition cost ratio	11.0%	8.9%
Administrative expense ratio	11.6%	15.0%
Combined ratio	90.6%	93.1%

Gross premiums written for the Insurance—North American segment increased by 32 percent over last year. Insurance and reinsurance rate increases experienced throughout 2002, continued to rise in the first quarter of 2003, particularly in our longer-tail casualty lines. Rate increases on property business in the U.S. have stabilized.

ACE USA’s gross premiums written increased by 29 percent to $1.5 billion for the quarter ended March 31, 2003, compared with $1.2 billion for the same quarter in 2002. Most of ACE USA’s operating divisions experienced strong premium growth in the current quarter, driven by new business and increased renewal production due to rate increases. ACE Risk Management (ARM) and the Diversified Risk group (Diversified Risk) accounted for over half of ACE USA’s gross premiums written for the quarter ended March 31, 2003. ARM is experiencing strong demand, with increased rates for its custom coverage solutions for large companies. Demand and pricing for Diversified Risk’s E&O and D&O coverage continue to rise, and generally with favorable changes in policy terms and conditions. Westchester Specialty also reported a strong quarter, primarily on the strength of its crop-hail coverage, partially offset by weakness in property and inland marine business. ACE Bermuda’s gross premiums written increased by 62 percent to $141 million for the quarter ended March 31, 2003. ACE Bermuda’s excess liability business and professional lines business reported increases in gross premiums written of 42 percent and 228 percent, respectively.

Net premiums written increased by 82 percent over last year. This is due to our decision to increase our retention as market conditions improve. The retention ratio (the ratio of net premiums written to gross premiums written) for the Insurance—North American segment increased to 56.1 percent for the quarter ended March 31, 2003, compared with 40.6 percent for the same quarter in 2002.

The loss and loss expense ratio was 68.0 percent for the quarter ended March 31, 2003, compared with 69.2 percent for the same quarter in 2002. The improvement relates to ACE Bermuda which improved its loss and loss expense ratio in the current quarter after being negatively impacted in the same quarter in 2002 by prior period development on satellite and aviation losses.

The policy acquisition cost ratio increased to 11.0 percent for the quarter ended March 31, 2003, compared with 8.9 percent for the same quarter in 2002. Policy acquisition costs rose due to the increase in production and additionally because of our decision to purchase less reinsurance, which has resulted in reduced ceding commissions for ACE USA. Our administrative expense ratio declined for the current quarter due to the increase in net premiums earned. Administrative expenses increased mainly due to the increased costs associated with servicing the growth in our product lines.

The increase in net premiums earned resulted in an increase in underwriting income of $37 million for the quarter ended March 31, 2003, compared with the same quarter in 2002. Net operating income was $120 million for the quarter ended March 31, 2003, compared with $94 million for the same quarter in 2002. The increase is attributed to the increase in underwriting income for the 2003 quarter. Net realized losses are discussed in detail in the net realized gains (losses) on investments section.

Insurance—Overseas General

The Insurance—Overseas General segment comprises ACE International, our network of indigenous insurance operations, and the insurance operations of ACE Global Markets, our Lloyd’s operation. The Insurance — Overseas General segment writes a variety of insurance products including property, liability, professional risk (D&O and E&O), marine, political risk, A&H, aerospace and consumer-oriented products.

	Three Months Ended March 31		Percentage change from prior year
	2003	2002
	(in millions of U.S. dollars)
Gross premiums written	$1,406	$962	46%
Net premiums written	981	614	60

Net premiums earned	814	509	60
Losses and loss expenses	494	292	69
Policy acquisition costs	152	114	33
Administrative expenses	114	86	33

Underwriting income	$54	$17

Net investment income	35	21
Other income (expense)	(1)	4
Income tax expense	23	8

Net operating income	$65	$34
Net realized losses on investments	(13)	(5)
Tax effect of net realized losses on investments	5	1

Net income	$57	$30

Loss and loss expense ratio	60.7%	57.3%
Policy acquisition cost ratio	18.7%	22.3%
Administrative expense ratio	14.0%	17.0%
Combined ratio	93.4%	96.6%

Gross premiums written for this segment increased by 46 percent over last year. ACE International reported a 60 percent increase in gross premiums written for the current quarter to $1.1 billion. ACE Global Markets experienced a 15 percent increase in gross premiums written to $346 million.

ACE International, which accounts for 75 percent of the Insurance—Overseas General current quarter gross premiums written, continues to experience rapid growth in most regions of the world. A weakening U.S. dollar increased the current quarter’s gross premiums written by approximately 11 percent compared with the same quarter in 2002, as the pound sterling, Euro and yen have all appreciated over the last 12 months. ACE Europe reported 83 percent growth in gross premiums written across all its P&C and A&H business operations for the current quarter, driven by continued rate increases, and new accounts. Property rates in Europe are increasing at a slower rate, while casualty lines rate increases are accelerating. We expect no slowing in P&C rate momentum in Europe for the remainder of 2003. P&C and A&H operations for ACE Asia Pacific experienced a 68 percent increase in gross premiums written for the current quarter, on the strength of new technical lines’ accounts in Southeast Asia; favorable rate increases on property accounts; and positive results from direct marketing initiatives in Taiwan and Korea. ACE Latin America increased its gross premiums written by 23 percent in the current quarter due to new P&C accounts gained in Brazil, Puerto Rico and Mexico and new business writings in the Mexican and Brazilian A&H books. ACE Far East increased its gross premiums written by 15 percent for the current quarter. This result is attributed primarily to increased A&H business which was negatively impacted in the 2002 quarter by the downturn in the travel industry, following the September 11 tragedy.

ACE Global Markets’ experienced increases in business across most of its product lines due to continuing improvements in market conditions. The most significant growth is attributed to property, energy and financial lines (formerly professional lines). ACE Global Markets’ net premiums earned increased by 71 percent for the quarter ended March 31, 2003, compared with the same quarter in 2002. Our retention ratio at ACE Global Markets has increased to 74.0 percent for the current quarter, compared with 49.5 percent for the quarter ended March 31, 2002. During 2002, we incurred substantial costs associated with reinsurance arrangements put into place following a revision of the underwriting strategy and the rebuilding of cover following the September 11 tragedy. In late 2002, we received approval from the U.K. insurance regulator, the Financial Services Authority (FSA-U.K.), to use ACE INA UK, as our London-based FSA-U.K.-regulated company to underwrite U.K. and Continental Europe insurance and reinsurance business. For the quarter ended March 31, 2003, 16 percent of ACE Global Markets’ gross premiums written has been underwritten at ACE INA UK, with most of this business emanating from the energy product line.

The loss and loss expense ratio for the Insurance—Overseas General segment increased to 60.7 percent for the quarter ended March 31, 2003, compared with 57.3 percent for the same quarter in 2002. This increase is due to a shift in the mix of business earned in the segment and the impact of a reinsurance cession recorded in the prior year quarter by ACE Global

Markets. The policy acquisition cost ratio for Insurance—Overseas General improved to 18.7 percent for the quarter ended March 31, 2003, compared with 22.3 percent for the same quarter in 2002. This improvement is attributed to the significant increase in net premiums earned in the current quarter. ACE International’s administrative expenses have increased by 33 percent in the current quarter; this is due mainly to increased costs associated with supporting business growth across all regions of the world.

Net operating income for the quarter ended March 31, 2003, was $65 million compared with $34 million for the same quarter in 2002. This increase is the result of increased net premiums earned and greater net investment income for the current quarter, partially offset by higher income tax expense. Net realized losses are discussed in detail in the net realized gains (losses) on investments section.

Global Reinsurance

The Global Reinsurance segment comprises ACE Tempest Re Bermuda, ACE Tempest Re USA, ACE Tempest Re Europe, and ACE Tempest Life Re (ACE Life Re), which is our Bermuda-based life reinsurance operation and is addressed separately.

Property and Casualty

	Three Months Ended March 31		Percentage change from prior year
	2003	2002
	(in millions of U.S. dollars)
Gross premiums written	$462	$374	24%
Net premiums written	443	355	25

Net premiums earned	248	115	116
Losses and loss expenses	116	39	197
Policy acquisition costs	46	17	171
Administrative expenses	15	6	150

Underwriting income	$71	$53

Net investment income	19	24
Other income	1	—
Interest expense	—	1
Income tax expense	4	—

Net operating income	$87	$76
Net realized gains (losses) on investments	4	(3)

Net income	$91	$73

Loss and loss expense ratio	46.7%	34.1%
Policy acquisition cost ratio	18.6%	14.3%
Administrative expense ratio	6.0%	5.6%
Combined ratio	71.3%	54.0%

The Global Reinsurance segment’s gross premiums written increased by 24 percent due to our successful effort to expand and become a multi-line global reinsurer, as well as, generally improved P&C reinsurance market conditions, offset by reduced property catastrophe premiums at ACE Tempest Re Bermuda. Property catastrophe premium rates for the early part of 2003 are slightly lower compared with the same period in 2002, while those for P&C lines, particularly casualty lines, continue to increase. We expect this trend to continue for the remainder of 2003.

ACE Tempest Re Bermuda experienced a four percent decline in gross premiums written to $239 million due to lower property catastrophe rates following two years of rising prices and the impact of the Terrorism Risk Insurance Act (TRIA), which has reduced demand for our specialty catastrophe business. ACE Tempest Re USA reported a 213 percent increase in gross premiums written. ACE Tempest Re USA benefited from rising rates on casualty business and increased its gross premiums written in this line by approximately 188 percent. ACE Tempest Re Europe reported an increase in gross premiums written of 32 percent. This increase includes $14 million of gross premiums written by ACE Tempest Re Europe’s Dublin-based division, which was established late in 2002 with a focus on providing reinsurance to continental European insurers.

The Global Reinsurance segment’s net premiums written increased by 25 percent to $443 million for the quarter ended March 31, 2003, compared with $355 million for the same quarter in 2002. Retention ratios for this segment increased slightly to 95.9 percent for the quarter ended March 31, 2003, compared with 94.9 percent for the same quarter in 2002.

Losses and loss expenses for the Global Reinsurance segment increased to $116 million for the quarter ended March 31, 2003, compared with $39 million for the same quarter in 2002 and the loss and loss expense ratio increased to 46.7 percent from 34.1 percent for the same quarter in 2002. This increase is a result of changes in our mix of business as we continue to transform from a property catastrophe writer to a multi-line reinsurer, with a shift towards casualty business, which typically has higher loss ratios than property business.

The Global Reinsurance segment’s policy acquisition cost ratio and administrative expense ratio increased to 18.6 percent and 6.0 percent, respectively, compared with 14.3 percent and 5.6 percent for the same quarter last year. This increase is due to our shift towards writing higher-commission casualty business and higher staffing levels to support the increase in business.

The Global Reinsurance segment’s underwriting income increased to $71 million for the quarter ended March 31, 2003, compared with $53 million for the same quarter last year. This increase is a result of higher net premiums earned for the quarter ended March 31, 2003, compared with the same quarter last year.

Net operating income increased to $87 million for the quarter ended March 31, 2003, compared with $76 million for the same quarter in 2002. This increase is a result of higher underwriting income—partially offset by the current quarter’s lower net investment income, and higher income tax expense. Net realized gains (losses) are discussed in detail in the net realized gains (losses) on investments section.

Life Reinsurance

ACE Life Re was formed in 2001 as a niche player in the life reinsurance market. Our strategic focus at ACE Life Re is to differentiate ourselves in this market, by principally providing reinsurance coverage to other life insurance companies, focusing on guarantees included in certain fixed and variable annuity products. We do not compete on a traditional basis for pure mortality business. The reinsurance transactions we undertake typically help clients—ceding companies—to manage mortality, morbidity, and/or lapse risks embedded in their book of business. We price life reinsurance using actuarial and investment models that incorporate a number of factors, including assumptions for mortality, morbidity, expenses, demographics, persistency, investment returns and inflation. We assess the performance of our life reinsurance business based on net operating income, which is net income excluding net realized gains (losses) from the sale of investments.

	Three Months Ended March 31		Percentage change from prior year
	2003	2002
	(in millions of U.S. dollars)
Gross premiums written	$49	$29	69%
Net premiums written	47	28	68

Net premiums earned	48	29	66
Losses and loss expenses	48	23	109
Policy acquisition costs	4	7	(43)
Administrative expenses	1	1	—
Net investment income	7	6	17

Net operating income	$2	$4
Net realized losses on investments	(1)	—

Net income	$1	$4

We made the decision to cease pursuing large, one-time transaction business and the long-term disability business in 2002, as we no longer believe the returns in these areas justify our efforts. Gross premiums written for the quarter ended March 31, 2003, increased by 69 percent to $49 million compared with $29 million for the same quarter in 2002. The increase is attributable to new variable annuity and life (mortality) business. Net operating income decreased for the first quarter of 2003, compared with the same quarter in 2002, due to adverse development on group long-term disability claims. Net realized losses are discussed in detail in the net realized gains (losses) on investments section.

Financial Services

The Financial Services segment consists of two broad categories: financial guaranty business and financial solutions business. The financial guaranty business offers municipal and non-municipal financial guaranty reinsurance, title cover, single-name corporate and portfolio credit-default swaps, mortgage guaranty reinsurance and trade credit reinsurance. The financial solutions business includes insurance and reinsurance solutions to complex risks that generally cannot be adequately addressed by the traditional insurance marketplace. Each financial solutions contract is unique and specifically tailored for an individual client, but generally they are multi-year and contain some form of client participation.

Certain products we issue in the Financial Services segment—mainly those related to credit protection—meet the definition of a derivative under Financial Accounting Standards (FAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133), and must be recorded at fair value. These products consist primarily of credit-default swaps, index-based instruments and certain financial guaranty coverages. We recorded, in net realized gains (losses) on investments, a loss of $2 million for the quarter ended March 31, 2003, due to the change in fair value of these derivatives compared with a loss of $13 million for the same quarter in 2002. The level of such gains and losses is dependent upon a number of factors including changes in interest rates, credit spreads and other market factors. Net premiums earned relating to these products for the quarters ended March 31, 2003 and 2002 were $37 million and $17 million, respectively with incurred losses of $24 million and $8 million, respectively.

	Three Months Ended March 31		Percentage change from prior year
	2003	2002
	(in millions of U.S. dollars)
Gross premiums written	$532	$488	9%
Net premiums written	526	476	11

Net premiums earned	209	234	(11)
Losses and loss expenses	161	195	(17)
Policy acquisition costs	11	18	(39)
Administrative expenses	18	10	80

Underwriting income	$19	$11

Net investment income	51	49
Interest expense	2	4
Income tax expense	9	9

Net operating income	$59	$47
Net realized losses on investments	(3)	(5)
Tax effect of net realized losses on investments	—	(1)

Net income	$56	$41

Loss and loss expense ratio	77.0%	83.1%
Policy acquisition cost ratio	5.2%	7.9%
Administrative expense ratio	8.6%	4.3%
Combined ratio	90.8%	95.3%

The Financial Services segment’s net operating income increased by 26 percent to $59 million in the first quarter of 2003, compared with $47 million for the same quarter in 2002. This increase is due to demand for credit enhancement products offered by our financial guaranty operations, particularly credit-default swaps and trade credit insurance. Additionally, the financial solutions operations wrote several large new programs in the current quarter.

The financial guaranty operations reported a four percent increase in net operating income to $29 million for the quarter ended March 31, 2003, compared with $28 million for the same quarter in 2002. Credit-default swap gross premiums written increased by 67 percent to $55 million for the current quarter compared with $33 million for the same quarter in 2002. Of this increase, $18 million relates to funded equity collateralized debt obligations (CDO) participation, and $4 million to credit-default swaps in our senior layer and single-name corporate book, which relates to the default of senior debt of a corporate entity. Our exposure to single-name corporates declined to 5.2 percent of our total exposure at March 31, 2003, compared with 5.4 percent at December 31, 2002, and we expect this trend to continue as we reduce our writing in this area and the portfolio runs-off. Municipal gross premiums written increased by $7 million as a result of strong refinancing activity during the quarter.

The financial solutions operations reported a 59 percent increase in net operating income to $30 million for the first quarter of 2003 compared with $19 million for the same quarter in 2002. We wrote two large finite transactions amounting to $147 million in gross premiums written, which will, be earned largely over future periods. The financial solutions operations reported an increase in underwriting income of $9 million, which is a result of writing several high underwriting-margin programs in the current quarter. Net premiums earned for the financial solutions operations decreased by 24 percent to $121 million for the quarter ended March 31, 2003, compared with $160 million for the same quarter in 2002. As explained above, production results for the financial solutions operations are often volatile because this business unit writes a limited number of large, complex, custom-tailored transactions, which generally are not renewable on an annual basis.

The loss and loss expense ratio improved from 83.1 percent in the first quarter of 2002 to 77.0 percent for the quarter ended March 31, 2003. This decrease is primarily attributable to the high underwriting-margin programs written in the financial solutions operations.

Our policy acquisition cost ratio declined for several reasons including a change in the mix of business written in the quarter as well as the discontinuation of life business in this segment, which typically incurs higher commissions than other business. The administrative expense ratio increased as a result of the decline in net premiums earned in the quarter and higher staffing costs incurred to support business growth. Net realized losses are discussed in detail in the net realized gains (losses) on investments section.

Net Investment Income

	Three Months Ended March 31
	2003	2002
	(in millions of U.S. dollars)
Insurance—North American	$103	$102
Insurance—Overseas General	35	21
Global Reinsurance—P&C	19	24
Global Reinsurance—Life	7	6
Financial Services	51	49
Corporate and Other	(9)	(2)

Net investment income	$206	$200

Net investment income is influenced by a number of factors, including the amounts and timing of inward and outward cash flows; the level of interest rates; and changes in overall asset allocation. Net investment income increased by three percent principally due to positive operating cash flows during the first quarter of 2003 and fiscal 2002 that resulted in a higher average investable asset base. This positive impact on investment income was partially offset by a decline in the investment portfolio’s yield due to the impact of lower interest rates on investment of new cash and reinvestment of maturing securities. The average yield on fixed maturities declined to 4.2 percent in the current quarter compared with 4.4 percent at December 31, 2002.

Net Realized Gains (Losses) on Investments

Our investment strategy takes a long-term view and our portfolio is actively managed to maximize total return within certain specific guidelines, which are designed to minimize risk. Our investment portfolio is reported at fair value, however, the effect of market movements on our portfolio impact income (through net realized gains (losses) on investments) when securities are sold, when “other than temporary” impairments are recorded on invested assets or when derivatives, including financial futures and options, interest rate swaps and credit-default swaps, are marked to fair value or are settled. Changes in unrealized appreciation and depreciation, which result from the revaluation of securities held, are reported as a separate component of accumulated other comprehensive income in shareholders’ equity. The following table presents our pre-tax net realized gains (losses) on investments for the quarters ended March 31, 2003 and 2002.

	Three Months Ended March 31
	2003	2002
	(in millions of U.S. dollars)
Fixed maturities and short-term investments	$12	$(14)
Equity securities	(50)	(2)
Financial futures, options and interest rate swaps	(9)	4
Fair value adjustment on credit derivatives	(2)	(13)
Currency	9	(1)

Total net realized gains (losses) on investments	$(40)	$(26)

We regularly review our investments for possible impairment based on criteria including economic conditions, credit loss experience and issuer-specific developments. If there is a decline in a security’s net realizable value, we must determine whether that decline is temporary or “other than temporary”. If we believe a decline in the value of a particular investment is temporary, we record it as an unrealized loss in our shareholders’ equity. If we believe the decline is “other than temporary”, we write down the carrying value of the investment and record a realized loss in our statement of operations. The decision to recognize a decline in the value of a security carried at fair value as “other than temporary” rather than temporary has no impact on our book value.

During the first quarter of 2003, we recognized net realized losses of $38 million related to fixed maturities and equity securities. The comparable figure for 2002 is $16 million. Our net realized losses in the current quarter included $64 million of write-downs of fixed maturity investments and of equity securities as a result of conditions which caused us to conclude the decline in fair value of the investment was “other than temporary”. Excluding the impairment charges, we recorded $26 million of net gains primarily from the sales of fixed maturities.

Given our total return objective for our investment portfolio, we may sell securities at a loss due to changes in the investment environment, our expectation that fair value may deteriorate further, our desire to reduce our exposure to an issuer or an industry and, changes in the credit quality of the security.

FAS 133 requires us to recognize all derivatives as either assets or liabilities on our consolidated balance sheet, and measure them at fair value. We record the gains and losses resulting from the fair value measurement of derivatives in net realized gains and losses. Our involvement with derivative instruments and transactions is primarily to offer protection to others or to mitigate our own risk; we do not consider such transactions to be speculative.

We incurred net realized losses of $9 million on financial futures and option contracts and interest rate swaps in the first quarter of 2003 compared with a net realized gain of $4 million for the same quarter in 2002. The interest rate swaps are designed to reduce the negative impact of increases in interest rates on our fixed maturity portfolio. We also incurred losses of $5 million on our Standard and Poor’s (S&P) equity index futures contracts as the S&P 500 equity index declined three percent during the quarter. These losses were offset by gains from fixed income options and futures contracts used by our investment managers. We use foreign currency forward contracts to minimize the effect of fluctuating foreign currencies on certain non-U.S. dollar holdings in our portfolio that are not specifically matching foreign currency liabilities. These contracts are not designated as specific hedges and, therefore, we record all realized and unrealized gains and losses on these contracts as net realized gains (losses) in the period in which the currency values change.

The process of determining whether a decline in value is temporary or “other than temporary” is subjective and differs by type of security. In addition to company-specific financial information and general market or industry conditions, we also consider our ability and intent to hold the security to maturity or until market value recovers to a level in excess of cost. As a result of our periodic review process, we have determined that there currently is no need to sell any of these securities to fund anticipated payments. We have described below, by type of security, our process for reviewing our investments for possible impairment.

Fixed Maturities and Securities on Loan

We review all of our fixed income securities, including securities on loan, for potential impairment each quarter. Generally, we focus on those fixed-maturity securities with a market value of less than 80 percent of amortized cost for the previous nine months.

Outlined below are the main factors we use in evaluating a fixed income security for potential impairment:

•	the degree to which any appearance of impairment is attributable to an overall change in market conditions such as interest rates rather than changes in the individual factual circumstances and risk profile of the issuer;

•	the performance of the relevant industry sector;

•	whether an issuer is current in making principal and interest payments on the debt securities in question;

•	the issuer’s financial condition and our assessment (using available market information) of its ability to make future scheduled principal and interest payments on a timely basis; and

•	current financial strength or debt rating, analysis and guidance provided by rating agencies and analysts.

Equity Securities and Securities on Loan

On a quarterly basis, these investments are also reviewed for impairment. In general, attention is focused on equity securities with a market value of less than 80 percent of cost for the previous nine months or any equity that has been in a loss position for more than 12 months.

Outlined below are the main factors we use in evaluating an equity security for potential impairment:

•	whether the decline appears to be related to general market or industry conditions or is issuer-specific; and

•	the financial condition and near-term prospects of the issuer, including specific events that may influence the issuer’s operations.

Other Investments

With respect to publicly and non-publicly traded venture capital investments, on a quarterly basis the portfolio managers, as well as our internal valuation committee, review and consider a variety of factors in determining the potential for loss impairment. Factors considered are:

•	the issuer’s most recent financing events;

•	an analysis of whether fundamental deterioration has occurred; and

•	the issuer’s progress, and whether it has been substantially less than expected.

The following table summarizes, for all securities in an unrealized loss position at March 31, 2003 (including securities on loan), the aggregate fair value and gross unrealized loss by length of time the amounts have continuously been in an unrealized loss position.

	March 31, 2003 Gross Unrealized Loss
	Fair value	0-6 months	7-12 months	Over 12 months	Total
	(in millions of U.S. dollars)
Fixed maturities	$1,711	$37	$11	$5	$53
Equities	137	13	23	1	37
Other investments	16	—	—	3	3

Total	$1,864	$50	$34	$9	$93

Other Income and Expense Items

	Three Months Ended March 31
	2003	2002
	(in millions of U.S. dollars)
Other income (expense)	$(6)	$5

Interest expense	$45	$46

Income tax expense	$53	$24

Other expense of $6 million primarily relates to goodwill impairments during the quarter. Goodwill was re-tested for impairment during the quarter ended March 31, 2003. Based on a profitability review, we recognized a goodwill impairment of $6 million in the current quarter pertaining to two majority owned warranty program administration companies.

The decrease in interest expense is primarily a result of reducing our outstanding trust preferred securities by $400 million in 2002.

The increase in income tax expense is primarily attributable to the increase in income in taxable jurisdictions in the current quarter. Our effective tax rate for the quarter ended March 31, 2003, was 17.9 percent, compared with 12.9 percent for the same quarter in 2002. Our effective tax rate is dependent upon the mix of earnings from different jurisdictions with various tax rates. For the remainder of 2003, we expect that our effective tax rate will be in the 18-20 percent range. We expect higher growth in taxable jurisdictions throughout 2003. A different geographic mix of actual earnings would change the effective tax rate.

Investments and Cash

Our principal investment objective is to ensure that funds will be available to meet our insurance and reinsurance obligations. Within this broad liquidity constraint, our investment portfolio’s structure seeks to maximize return subject to specifically approved guidelines of overall asset classes, credit quality, liquidity and volatility of expected returns. As such, our investment portfolio is invested primarily in fixed income securities with an average credit quality of AA, as rated by the independent investment rating service S&P. The portfolio is externally managed by independent, professional, investment managers. The average duration of our fixed income securities, including the effect of interest rate swaps, is 3.1 years at March 31, 2003 and at December 31, 2002. Our other investments principally comprise direct investments, investments in investment funds and investments in limited partnerships.

The following table identifies our invested assets at fair value, by type held, at March 31, 2003 and December 31, 2002.

	March 31 2003	December 31 2002
	(in millions of U.S. dollars)
Fixed maturities	$15,044	$14,420
Equity securities	410	411
Securities on loan	521	293
Short-term investments	2,081	1,885
Other investments	685	652
Cash	477	663

Total investments and cash	$19,218	$18,324

We also attain exposure to the equity markets through the use of derivative instruments. The combined equity exposure through both our equity portfolio and derivative instruments was valued at $598 million and $603 million at March 31, 2003 and December 31, 2002, respectively. The increase of $894 million in total investments and cash is due to positive cash flows from operations due to strong premium volume, unrealized gains on fixed maturities and an increase in securities lending collateral (which is included in short-term investments). Offsetting these increases, we paid dividends of $51 million during the quarter ended March 31, 2003.

The following tables show the market value of our fixed income portfolio, short-term investments, securities on loan and cash and cash equivalents at March 31, 2003, by type and by credit rating, as rated by S&P.

	Market Value	Percentage of Total
	(in millions of U.S. dollars)
Treasury	$859	4.7%
Agency	1,074	5.9
Corporate	7,117	39.3
Mortgage-backed securities	3,415	18.8
Asset-backed securities	338	1.9
Municipal	1,220	6.7
Non-U.S.	1,542	8.5
Cash and cash equivalents	2,558	14.2

Total	$18,123	100%

	Market Value	Percentage of Total
	(in millions of U.S. dollars)
AAA	$8,808	48.6%
AA	3,265	18.0
A	3,027	16.7
BBB	1,464	8.1
BB	697	3.8
B	791	4.4
Other	71	0.4

Total	$18,123	100%

At March 31, 2003, our fixed maturity investment portfolio included non-investment grade securities and non-rated securities which in total, comprised approximately nine percent of our fixed income portfolio. Below-investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss upon default by the borrower is significantly greater with respect to below-investment grade securities than with other corporate debt securities. Below-investment grade securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, issuers of below-investment grade securities usually have higher levels of debt and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment grade issuers. We attempt to reduce the overall risk in the below-investment grade portfolio, as in all investments, through careful credit analysis, strict investment policy guidelines, and diversification by issuer and/or guarantor and by industry.

Unpaid Losses and Loss Expenses

We establish reserves for the estimated unpaid ultimate liability for losses and loss expenses under the terms of our policies and agreements. These reserves include estimates for both claims that have been reported and for incurred but not reported (IBNR), and include estimates of expenses associated with processing and settling these claims. The table below presents a reconciliation of our unpaid losses and loss expenses for the three months ended March 31, 2003.

	Gross Losses	Reinsurance Recoverable	Net Losses
	(in millions of U.S. dollars)
Balance at December 31, 2002	$24,315	$12,997	$11,318
Losses and loss expenses incurred	2,390	1,107	1,283
Losses and loss expenses paid	(2,155)	(984)	(1,171)
Other (including foreign exchange revaluation)	86	16	70

Balance at March 31, 2003	$24,636	$13,136	$11,500

The process of establishing reserves for claims can be complex and imprecise as it requires the use of informed estimates and judgments. Our estimates and judgments may be revised as claims develop and as additional experience and other data become available and are reviewed, as new or improved methodologies are developed or as current laws change. As part of our evaluation process of loss reserves, we annually engage independent actuarial firms to review the methods and assumptions we use in estimating unpaid losses and loss expenses. These annual reviews cover different portions of our operating businesses on a rotating basis within each year and are an independent check on our loss reserves. In addition, the Pennsylvania Insurance Department requires a biennial, external actuarial review of liabilities residing in the various subsidiaries of Brandywine Holdings (Brandywine), which we acquired when we purchased the P&C business of CIGNA in 1999 (the ACE INA Aquisition). That review was completed during the first quarter of 2003—see Asbestos and Environmental Claims, below for more information. We continually evaluate our estimates of reserves in light of developing information and in light of discussions and negotiations with our insureds. While we believe that our reserve for unpaid losses and loss expenses at March 31, 2003 is adequate, new information or trends may lead to future developments in ultimate losses and loss expenses significantly greater or less than the reserve provided, which could have a material adverse effect on future operating results. More information relating to our loss reserves is included in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2002.

Reinsurance

One of the ways we manage our loss exposure is through the use of reinsurance. While reinsurance agreements are designed to limit our losses from large exposures and to permit recovery of a portion of direct unpaid losses, reinsurance does not relieve us of our liability to our insureds. Accordingly, the loss and loss expense reserves on our balance sheet represent our total unpaid gross losses and the reinsurance recoverable represents anticipated recoveries of a portion of those gross unpaid losses as well as amounts recoverable from reinsurers with respect to claims paid. The table below presents our net reinsurance recoverable at March 31, 2003 and December 31, 2002.

	March 31 2003	December 31 2002
	(in millions of U.S. dollars)
Reinsurance recoverable on paid losses and loss expenses	$1,372	$1,363
Bad debt reserve on paid losses and loss expenses	(387)	(378)
Reinsurance recoverable on future policy benefits	11	9
Reinsurance recoverable on unpaid losses and loss expenses	13,700	13,558
Bad debt reserve on unpaid losses and loss expenses	(564)	(561)

Net reinsurance recoverable	$14,132	$13,991

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

Following is a breakdown of our reinsurance recoverable on paid losses at March 31, 2003:

Category	Amount	Bad Debt Reserve	% of Total Reserve
	(in millions of U.S. dollars)
General collections	$848	$54	6.4%
Other	524	333	63.5

Total	$1,372	$387	28.2%

General collections balances represent amounts in the process of collection in the normal course of business, for which we have no indication of dispute or credit issues. We provide bad debt reserves based primarily on the application of historical loss experience to credit categories and historical dispute statistics.

The other category includes amounts recoverable that are in dispute or are from companies who are in supervision, rehabilitation or liquidation. Our estimation of this reserve considers the credit quality of the reinsurer and whether we have received collateral or other credit protections such as parental guarantees. In addition, for specific items in dispute, we make judgments based on our knowledge and experience with a particular reinsurer.

More information relating to reinsurance and our reinsurers is included in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2002.

Asbestos and Environmental Claims

Included in our liabilities for losses and loss expenses are liabilities for asbestos, environmental and latent injury damage claims and expenses (A&E). These claims are principally related to claims arising from remediation costs associated with hazardous waste sites and bodily-injury claims related to asbestos products and environmental hazards. These amounts include provision for both reported and IBNR claims. In January 2003, we completed an internal review of our A&E reserves. This review resulted in increasing our gross A&E reserve, for the year ended December 31, 2002, by $2.2 billion, offset by $1.9 billion of reinsurance recoverable, including $533 million of reinsurance purchased from the National Indemnity Company (NICO) as part of the ACE INA Acquisition. After an addition to our bad debt provision of $145 million and our ten percent participation in the NICO cover, our net increase in exposure was $516 million ($354 million after income tax) and was recorded in the fourth quarter of 2002. In addition to our internal review, the normal, biennial, reserve review by an internationally-known, actuarial consulting firm, required by the Pennsylvania Insurance Department when Brandywine was established, was completed in February 2003. Our A&E reserves taking into account the additions for the quarter ended December 31, 2002, represent the high end of our internal task force’s indication of range of liability and is consistent with the best estimate of the external actuary retained by the Pennsylvania Insurance Department. We experienced no new incurred losses in the current quarter. The table below presents selected loss reserve data for A&E exposures at March 31, 2003 and December 31, 2002.

	March 31, 2003		December 31, 2002
	Gross	Net	Gross	Net
	(in millions of U.S. dollars)
Asbestos	$3,148	$420	$3,192	$446
Environmental and other latent exposures	1,307	366	1,352	403

Total A&E	$4,455	$786	$4,544	$849

More information relating to our A&E exposure, including our A&E reserving process is included in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet the short-term and long-term cash requirements of its business operations. As a holding company, ACE’s assets consist primarily of the stock of its subsidiaries as well as other investments. In addition to net investment income, our cash flows currently depend primarily on dividends or other statutorily permissible payments. Historically, these dividends and other payments have come from our Bermuda-based operating subsidiaries, (Bermuda subsidiaries). During the three months ended March 31, 2003, we were able to meet all of our obligations, including the payment of dividends declared on our Ordinary Shares and FELINE PRIDES, with our net cash flow and dividends received. Should the need arise, we have access to the debt markets and other available credit facilities which are discussed below.

The payments of dividends or other statutorily permissible distributions from our operating companies are subject to the laws and regulations applicable to each jurisdiction, as well as the need to maintain capital levels adequate to support the insurance and reinsurance operations, including financial strength ratings issued by independent rating agencies (which are discussed later).

We assess which subsidiaries to draw dividends from based on a number of factors. Considerations such as regulatory and legal restrictions as well as the subsidiary’s financial condition are paramount to the dividend decision. The legal restrictions on the payment of dividends from retained earnings by our Bermuda subsidiaries are currently satisfied by the share capital and additional paid-in capital of each of the Bermuda subsidiaries. During the three months ended March 31, 2003, ACE Bermuda declared and paid dividends of $231 million, compared with $130 million in the same quarter of 2002. We expect that a majority of our cash inflows for 2003 will be from our Bermuda subsidiaries.

The payment of any dividends from ACE Global Markets or its subsidiaries would be subject to applicable U.K. insurance laws and regulations including those promulgated by the Society of Lloyd’s. ACE INA’s and ACE Financial Services’ U.S. insurance subsidiaries may pay dividends, without prior regulatory approval, only from earned surplus and subject to certain annual limitations and the maintenance of a minimum capital requirement. ACE INA’s international subsidiaries are also subject to various insurance laws and regulations in the countries in which they operate. These laws and regulations include restrictions that limit the amount of dividends that can be paid without prior approval of the insurance regulatory authorities.

We did not receive any dividends in the current quarter from ACE Global Markets or ACE INA nor do we expect to receive dividends from these subsidiaries during the remainder of 2003. Under the Lloyd’s accounting model, syndicates in Lloyd’s operate each year as an annual venture. Each year of account is held open for three years. At the end of three years, the year of account purchases reinsurance from the next open year (this purchase is known as reinsurance to close or RITC) and distributes the remaining funds to the investors in the syndicate. ACE Global Markets has historically reinvested these funds in operations. ACE INA issued debt to provide partial financing for the ACE INA Acquisition and for other operating needs. This debt is serviced by dividends paid by ACE INA’s insurance subsidiaries to ACE INA as well as other group resources. We did not receive any dividends from ACE Financial Services in the current quarter. ACE Financial Services’ U.S. insurance subsidiaries are limited in their dividend paying abilities due to their need to maintain their AA and AAA financial strength ratings.

Our consolidated sources of funds consist primarily of net premiums written, net investment income and proceeds from sales and maturities of investments. Funds are used primarily to pay claims, operating expenses, dividends and for the purchase of investments. After satisfying our cash requirements, excess cash flows from these underwriting and investing activities are used to build the investment portfolio and thereby increase future net investment income.

Our insurance and reinsurance operations provide liquidity in that premiums are received in advance, sometimes substantially in advance, of the time claims are paid. Our consolidated net cash flow from operating activities was $600 million in the quarter ended March 31, 2003, compared with $144 million for the same quarter last year. The positive operating cash flows were generated from an increase in net premiums written of $944 million for the current quarter, offset by an increase in net losses and loss expenses paid of $430 million. Generally cash flows are affected by claim payments which, due to the nature of our operations, may comprise large loss payments on a limited number of claims and therefore can fluctuate significantly from year to year. The irregular timing of these loss payments can create significant variations in cash flows from operations between periods. Sources of liquidity include cash from operations, financing arrangements or routine sales of investments. Although our ongoing operations continue to generate positive cash flows, our cash flows are currently impacted by a large book of loss reserves from businesses in run-off. The run-off operations generated negative cash flows of $129 million for the current quarter compared with $147 million for the quarter ended March 31, 2002, primarily due to claim payments. The run-off book of business continues to require cash to meet its liabilities and cash flows are very dependent on the timing of claim settlements.

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

ACE and its subsidiaries have debt and insurance ratings from internationally recognized rating agencies, including S&P, A.M. Best, Moody’s Investors Service (Moody’s) and Fitch IBCA. The ratings issued on our companies by any of these agencies are announced publicly and are available on our website and from the agencies.

Financial strength (insurance) ratings represent the opinions of the rating agencies on the financial strength of a company and its capacity to meet the obligations of insurance policies. Independent ratings are one of the important factors that establish our competitive position in the insurance markets. The rating agencies consider many factors in determining a financial strength rating of an insurance company, including the relative level of statutory surplus necessary to support the business operations of the company. These ratings are based upon factors relevant to policyholders, agents and intermediaries and are not directed toward the protection of investors. Such ratings are not recommendations to buy, sell or hold securities.

Debt ratings include ratings for short-term and long-term debt as well as preferred stock. These ratings are assessments of the likelihood that we will make timely payments of principal and interest as well as preferred stock dividends.

It is possible that, in the future, one or more of the rating agencies may reduce our existing ratings. If one or more of our ratings were downgraded, we could incur higher borrowing costs and our ability to access the capital markets could be impacted. In addition, our insurance and reinsurance operations could be adversely impacted by a downgrade in our financial strength ratings, including a possible reduction in demand for our products in certain markets.

Throughout 2002, all of our financial strength and debt ratings remained unchanged. Following our announcement on January 27, 2003 that our fourth quarter results would include a charge to strengthen A&E loss reserves, certain rating agencies took actions with regard to our ratings.

•	On January 30, 2003, S&P placed our financial strength and debt ratings on “watch with negative implications” and confirmed our existing commercial paper rating. On March 21, 2003, S&P affirmed the financial strength ratings of our ongoing operating subsidiaries while lowering the financial strength rating of Century Indemnity, which is part of our Brandywine run-off group. S&P also lowered our senior debt and issuer credit ratings to reflect standard notching under S&P’s criteria and their belief that our earnings capacity has not been predictable enough for us to operate at an additional (non-standard) financial risk level. We anticipated and accepted the return to a standard notching between our financial strength and debt ratings as a result of our growth in current market conditions.

•	On January 27, 2003, Moody’s placed our debt ratings on “watch with negative implications”. On April 7, 2003, Moody’s lowered our senior debt and issuer credit ratings to reflect standard notching, consistent with the S&P action above. They also downgraded Brandywine.

•	On January 29, 2003, Fitch placed all of the debt and financial strength ratings of ACE INA Holdings and its subsidiaries on “ratings watch negative”. They also downgraded Brandywine.

Capital Resources

Capital resources consist of funds deployed or available to be deployed to support our business operations. The following table summarizes the components of our capital resources at March 31, 2003 and December 31, 2002.

	March 31 2003	December 31 2002
	(in millions of U.S. dollars)
Shareholders’ equity	$6,702	$6,389
Mezzanine equity	311	311
Trust preferred securities	475	475
Long-term debt	1,749	1,749
Short-term debt	146	146

Total capitalization	$9,383	$9,070

Ratio of debt to total capitalization	20.2%	20.9%

We believe our financial strength provides us with the flexibility and capacity to obtain funds externally through debt or equity financing on both a short-term and long-term basis. Our ability to access the capital markets is dependent on, among other things, market conditions and our perceived financial strength. We have accessed both the debt and equity markets from time to time.

On May 7, 2003, we announced our agreement to sell in a public offering 20 million depositary shares, each representing one-tenth of our 7.8 percent Cumulative Redeemable Preferred Shares for $25 per depositary share. We also granted the underwriters of the offering an option to purchase an additional three million depositary shares to cover over allotments. We intend to use the net proceeds to make additional capital contributions to some of our subsidiaries and for general corporate purposes.

This offering was made under our universal shelf registration statement with the SEC, which became effective in February 2003, allowing us to offer a number of different types of debt and equity securities up to a total offering price of $1.5 billion. This completes our previously announced financing plans without utilizing common equity or equity-linked securities.

Shareholders’ Equity

Our diluted book value per share increased to $25.14 at March 31, 2003 compared with $24.16 at December 31, 2002. In calculating our diluted book value per share, we include in-the-money options together with the expected number of shares to be issued upon conversion of the FELINE PRIDES in the denominator and the expected proceeds from these items in the numerator. Shareholders’ equity increased by $313 million during the quarter ended March 31, 2003, due primarily to our net income and unrealized gains on our investment portfolio, offset by dividends declared.

As part of our capital management program, in November 2001, our Board of Directors authorized the repurchase of any ACE issued debt or capital securities including Ordinary Shares, up to $250 million. At March 31, 2003, this authorization had not been utilized.

On January 10, 2003 and April 14, 2003, we paid dividends of 17 cents per share to shareholders of record on December 27, 2002 and March 31, 2003, respectively. We have paid dividends each quarter since we became a public company in 1993. However, the declaration, payment and value of future dividends is at the discretion of our Board of Directors and will be dependent upon our profits, financial requirements and other factors, including legal restrictions on the payment of dividends and such other factors as our Board of Directors deems relevant.

Mezzanine Equity

In 2002, we publicly offered and issued 6,221,000 FELINE PRIDES for aggregate net proceeds of $311 million. Each FELINE PRIDE initially consists of a unit referred to as an Income PRIDE. Each Income PRIDE consists of (i) one 8.25 percent Cumulative Redeemable Preferred Share, Series A, liquidation preference $50 per share, and (ii) a purchase contract pursuant to which the holder of the Income PRIDE agrees to purchase from us, on May 16, 2003, $311 million of Ordinary Shares at the applicable settlement rate.

Based on our current market price, we expect to issue 11.8 million Ordinary Shares at maturity on May 16, 2003, representing an issuance of 1.8991 Ordinary Shares per preferred share.

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

There will be no net cash flows to us as the cash received from the sale of the Ordinary Shares in the remarketing procedure will be equal to the cash required to redeem the preferred shares one month later.

Credit Facilities

In April 2003, we renewed, at substantially the same terms, our $500 million, 364-day revolving credit facility. This facility, together with our $250 million five-year revolving credit facility, which was last renewed in May 2000, is available for general corporate purposes and each of the facilities may also be used for commercial paper back up. The five-year facility also permits the issuance of letters of credit (LOCs). At March 31, 2003, the outstanding LOCs issued under these facilities was $64 million. There were no other drawings or LOCs issued under these facilities.

In November 2002, to fulfill the requirements of Lloyd’s for open years of account, we renewed our uncollateralized, five-year LOC facility for £380 million (approximately $597 million). We provide funds at Lloyd’s, primarily in the form of LOCs, to support underwriting capacity for Lloyd’s Syndicate 2488. Syndicate 2488 has a 2003 capacity of £725 million (approximately $1.2 billion). In addition to the covenants noted below, the facility requires that collateral be posted if the financial strength rating of the guarantor, ACE Bermuda, falls to S&P BBB+ or less.

As our Bermuda subsidiaries are not admitted insurers and reinsurers in the U.S., the terms of certain insurance and reinsurance contracts require them to provide LOCs to clients. In addition, ACE Global Markets is required to satisfy certain U.S. regulatory trust fund requirements which can be met by the issuance of LOCs. In September 2002, we arranged a $500 million unsecured, one-year LOC facility for general business purposes, including the issuance of insurance and reinsurance LOCs. This facility replaced a then existing LOC facility in the amount of $450 million. Usage under this facility was $358 million at March 31, 2003, compared with $455 million at December 31, 2002. In September 2002, we also arranged a $350 million secured, one-year LOC facility for general business purposes, including the issuance of insurance and reinsurance LOCs. This facility replaced an LOC facility originally arranged in December 2001 in the amount of $500 million. Usage under this facility was $283 million at March 31, 2003 compared with $276 million at December 31, 2002. The LOCs issued under both of these facilities principally support unpaid losses and loss expenses already included in our balance sheet.

All of the facilities described above require that we maintain certain covenants. These covenants include:

(i) maintenance of a minimum consolidated net worth covenant of not less than $3.6 billion plus 25 percent of cumulative net income since March 31, 2000, and

(ii) maintenance of a maximum debt to total capitalization ratio of not greater than 0.35 to 1. Under this covenant, debt does not include trust preferred securities or mezzanine equity, except where the ratio of the sum of trust preferred securities and mezzanine equity to total capitalization is greater than 15 percent. In this circumstance, the amount greater than 15 percent would be included in the debt to total capitalization ratio.

At March 31, 2003, (a) the minimum consolidated net worth requirement under the covenant described in (i) above was $3.9 billion and our actual consolidated net worth as calculated under that covenant was $6.1 billion; and (b) our ratio of debt to total capitalization was 0.202 to 1.

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

On April 4, 2003, the net worth covenant requirements were amended and we are now required to maintain a minimum consolidated net worth covenant of not less than $4.4 billion plus 25 percent of cumulative net income since March 31, 2002.

At March 31, 2003, ACE Guaranty Corp. was party to a non-recourse credit facility which provides up to $175 million specifically supporting the company’s municipal portfolio and designed to provide rating agency qualified capital to support ACE Guaranty Corp.’s claims paying resources. During 2002, the facility’s expiry date was extended to November 2009. ACE Guaranty Corp. has not borrowed under this credit facility. In 2002, ACE Guaranty Corp. entered into a $100 million, 364-day revolving credit facility that expires on May 28, 2003. The facility is available for general corporate purposes. ACE Guaranty Corp. has not borrowed under this credit facility.

We also maintain various other LOC facilities, both collateralized and uncollateralized, for general corporate purposes. At March 31, 2003, the aggregate availability under these facilities was $521 million and usage was $436 million.

New Accounting Pronouncements

In January 2003, Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), which requires consolidation of all variable interest entities (VIE) by the primary beneficiary, as these terms are defined in FIN 46, effective immediately for VIEs created after January 31, 2003. The consolidation requirements apply to VIEs existing on January 31, 2003 for reporting periods beginning after June 15, 2003. In addition, it requires expanded disclosure for all VIEs. We do not expect the adoption of FIN 46 to have a material impact on our consolidated financial statements.

In December 2002, FASB issued FAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (FAS 148). FAS 148 provides alternative methods of transitioning for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. FAS 148 amends the disclosure requirements of FAS No. 123 (FAS 123) to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. We continue to account for stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25 (APB 25).

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Market Sensitive Instruments and Risk Management

Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments. We are exposed to potential loss to various market risks, including changes in interest rates and foreign currency exchange rates. Our investment portfolio consists of both fixed income and equity securities, denominated in both U.S. and foreign currencies, which are sensitive to changes in interest rates, equity prices and foreign currency exchange rates. Therefore earnings would be affected by changes in interest rates, equity prices and foreign currency exchange rates. We use investment derivative instruments such as futures, options, interest rate swaps, and foreign currency forward contracts to manage the duration of our investment portfolio and foreign currency exposures. These instruments are sensitive to changes in interest rates and foreign currency exchange rates. The portfolio includes other market sensitive instruments, which are subject to changes in market values with changes in interest rates.

Duration Management and Market Exposure Management

We use financial futures, options, interest rate swaps and foreign currency forward contracts for the purpose of managing certain investment portfolio exposures. These instruments are recognized as assets or liabilities in our consolidated financial statements and changes in market value are included in net realized gains or losses on investments in the consolidated statements of operations.

Our exposure to interest rate risk is concentrated in our investment portfolio, and to a lesser extent, our debt obligations. A hypothetical adverse parallel shift in the yield curve of 100 basis points would have resulted in a decrease in total return of 3.1 percent on our fixed income portfolio at March 31, 2003 and December 31, 2002. This equates to a decrease in market value of approximately $520 million on a fixed income portfolio valued at $16.6 billion at March 31, 2003, and approximately $488 million on a fixed income portfolio valued at $15.7 billion at December 31, 2002. An immediate time horizon was used as this presents the worst case scenario.

Our portfolio of equity securities, which we carry on our balance sheet at fair value, has exposure to price risk. This risk is defined as the potential loss in fair value resulting from adverse changes in stock prices. In addition, we attain exposure to the equity markets through the use of derivative instruments which also have exposure to price risk. Our U.S. equity exposure in the portfolio is highly correlated with the S&P 500 index and changes in this index would approximate the impact on our portfolio. Our international equity portfolio has exposure to a broad range of non-U.S. equity markets, primarily in those countries where we have insurance operations. These portfolios are correlated to movement in each country’s broad equity market. The combined equity exposure through both our equity portfolio and derivative instruments was valued at $598 million at March 31, 2003. A hypothetical 10 percent decline in the price of each stock in these portfolios and the index correlated to the derivative instruments would have resulted in a $60 million decline in fair value. Changes in fair value of these derivative instruments are recorded as realized gains or losses in the consolidated statements of operations. Changes in the fair value of our equity portfolio are recorded as unrealized appreciation (depreciation) and are included as other comprehensive income in shareholders’ equity.

Our exposure to foreign exchange risk is concentrated in our net invested assets denominated in foreign currencies. Our international operations use cash flows to purchase these investments to hedge insurance reserves and other liabilities denominated in the same currencies. At March 31, 2003, our net asset exposure to foreign currencies was not material.

Derivatives

FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities, and requires that an entity recognize all derivatives as either assets or liabilities on the consolidated balance sheet and measure those instruments at fair value.

We maintain investments in derivative instruments such as futures, options, interest rate swaps and foreign currency forward contracts for which the primary purposes are to manage duration and foreign currency exposure, yield enhancement or to obtain an exposure to a particular financial market. If certain conditions are met, a derivative may be specifically designated as a fair value cash flow or foreign currency hedge. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. Upon application of FAS 133, hedging relationships must be designated and documented pursuant to the provisions of this statement. We had no derivatives that were designated as hedges at March 31, 2003 and December 31, 2002.

Certain products (principally credit protection oriented) issued by the Financial Services segment have been determined to meet the definition of a derivative under FAS 133. These products consist primarily of credit-default swaps, index-based instruments and certain financial guarantee coverages. We record these products at their fair values, which are determined principally through obtaining quotes from independent dealers and counterparties.

During the quarter ended March 31, 2003, we recorded in net realized gains (losses) on investments, a pretax loss of $2 million to reflect the change in the fair value of derivatives, compared to a pretax loss of $13 million for the same quarter in 2002. The level of gains and losses resulting from changes in the fair value of derivatives on a prospective basis is dependent upon a number of factors including changes in interest rates, credit spreads and other market factors. Our involvement with derivative instruments and transactions is primarily to offer protection to others or to mitigate our own risk; we do not consider such transactions to be speculative.

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

ACE LIMITED

PART II OTHER INFORMATION

Item 1.     Legal Proceedings

Our insurance subsidiaries are subject to claims litigation involving disputed interpretations of policy coverages and in some jurisdictions, direct actions by allegedly injured persons seeking damages from policyholders. These lawsuits involving claims on policies issued by our subsidiaries which are typical to the insurance industry in general and in the normal course of business, are considered in our loss and loss expense reserves which are discussed in the unpaid losses and loss expenses discussion. In addition to claims litigation, we and our subsidiaries are subject to lawsuits and regulatory actions in the normal course of business that do not arise from or directly relate to claims on insurance policies. This category of business litigation typically involves, inter alia, allegations of underwriting errors or misconduct, employment claims, regulatory activity or disputes arising from our business ventures. While the outcomes of the business litigation involving us cannot be predicted with certainty at this point, we are disputing and will continue to dispute allegations against us that are without merit and believe that the ultimate outcomes of matters in this category of business litigation will not have a material adverse effect on our financial condition, future operating results or liquidity, although an adverse resolution of a number of these items could have a material adverse effect on our results of operations in a particular quarter or fiscal year.

Item 6.     Exhibits and Reports on Form 8-K

1.    Exhibits

10.1	*	The ACE Limited 1995 Outside Directors Plan (As amended through the sixth amendment)

10.2

Third Amendment and Restatement dated as of April 4, 2003, amending the credit agreement dated May 8, 2000, and as amended April 5, 2002, among ACE Limited, certain subsidiaries, various lenders and JP Morgan Securities Inc.

10.3

Fourth Amendment dated as of April 4, 2003, amending the Amended and Restated Five Year Credit Agreement dated as of May 8, 2000, and as amended October 23, 2000, October 23, 2001 and April 5, 2002, among ACE Limited, certain subsidiaries, various lenders and JP Morgan Chase Bank (formerly known as Morgan Guaranty Trust Company of New York)

99.1		Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

99.2		Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*	Management Contract or Compensation Plan

2.    Reports on Form 8-K

The Company filed a Form 8-K current report (date of earliest event reported: April 29, 2003) pertaining to ACE Limited’s press release reporting its first quarter 2003 results and the availability of its first quarter financial supplement.

The Company filed a Form 8-K current report (date of earliest event reported: May 5, 2003) containing the Computation of Ratio of Earnings to Fixed Charges and Preferred Share Dividends.

ACE LIMITED

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACE LIMITED

May 12, 2003	By:	/S/ BRIAN DUPERREAULT
Brian Duperreault
Chairman and Chief
Executive Officer

May 12, 2003	By:	/S/ PHILIP V. BANCROFT
Philip V. Bancroft
Chief Financial Officer

ACE LIMITED

CERTIFICATION PURSUANT TO

SECTION 302 OF

THE SARBANES-OXLEY ACT OF 2002

I, Brian Duperreault, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of ACE Limited.

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”) and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function);

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

6)	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date May 12, 2003

/S/ BRIAN DUPERREAULT
Chairman and Chief Executive Officer

ACE LIMITED

CERTIFICATION PURSUANT TO

SECTION 302 OF

THE SARBANES-OXLEY ACT OF 2002

I, Philip V. Bancroft, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of ACE Limited.

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”) and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function);

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

6)	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date    May 12, 2003

/S/ PHILIP V. BANCROFT
Chief Financial Officer

ACE LIMITED

EXHIBITS

Exhibit Number		Description	Numbered Page
Exhibits

10.1	*	The ACE Limited 1995 Outside Directors Plan (As amended through the sixth amendment)

10.2

Third Amendment and Restatement dated as of April 4, 2003, amending the credit agreement dated May 8, 2000, and as amended April 5, 2002, among ACE Limited, certain subsidiaries, various lenders and JP Morgan Securities Inc.

10.3

Fourth Amendment dated as of April 4, 2003, amending the Amended and Restated Five Year Credit Agreement dated as of May 8, 2000, and as amended October 23, 2000, October 23, 2001 and April 5, 2002, among ACE Limited, certain subsidiaries, various lenders and JP Morgan Chase Bank (formerly known as Morgan Guaranty Trust Company of New York)

99.1		Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

99.2		Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*	Management Contract or Compensation Plan