Form 10-Q
period 2003-06-30
ACE LTD
filed 2003-08-14
CIK 896159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Transition Period from                  to

1-11778	98-0091805
Commission File No.	I.R.S. Employer Identification No.

ACE LIMITED

(Incorporated in the Cayman Islands)

ACE Global Headquarters

17 Woodbourne Avenue

Hamilton HM 08

Bermuda

Telephone 441-295-5200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒  NO  ☐

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES  ☒  NO  ☐

The number of registrant’s Ordinary Shares ($0.041666667 par value) outstanding as of August 8, 2003 was 278,253,683.

ACE LIMITED

ACE LIMITED

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30 2003	December 31 2002
	(Unaudited)
	(in thousands of U.S. dollars, except share and per share data)
Assets
Investments and cash
Fixed maturities, at fair value (amortized cost—$15,974,883 and $13,790,742)	$16,884,368	$14,419,741
Equity securities, at fair value (cost—$400,471 and $442,266)	471,098	411,031
Securities on loan, at fair value (amortized cost/cost—$497,982 and $285,569)	546,304	292,973
Short-term investments, at fair value	2,048,250	1,884,760
Other investments (cost—$625,662 and $621,715)	661,275	652,048
Cash	575,774	663,355

Total investments and cash	21,187,069	18,323,908

Accrued investment income	221,645	216,941
Insurance and reinsurance balances receivable	3,185,594	2,653,990
Accounts and notes receivable	211,165	250,956
Reinsurance recoverable	13,890,918	13,991,453
Deferred policy acquisition costs	983,790	831,580
Prepaid reinsurance premiums	1,452,277	1,721,267
Funds withheld	292,423	300,106
Value of reinsurance business assumed	360,059	367,275
Goodwill	2,710,830	2,716,860
Deferred tax assets	1,093,675	1,287,983
Other assets	1,036,309	788,618

Total assets	$46,625,754	$43,450,937

Liabilities
Unpaid losses and loss expenses	$24,939,926	$24,315,182
Unearned premiums	6,393,994	5,585,524
Future policy benefits for life and annuity contracts	469,927	442,264
Funds withheld	235,834	214,535
Insurance and reinsurance balances payable	1,988,987	1,870,264
Contract holder deposit funds	74,488	89,843
Securities lending collateral	561,242	301,016
Accounts payable, accrued expenses and other liabilities	1,360,370	1,514,972
Dividends payable	52,774	47,724
Short-term debt	146,039	145,940
Long-term debt	1,749,069	1,748,937
Trust preferred securities	475,000	475,000

Total liabilities	38,447,650	36,751,201

Commitments and contingencies
Mezzanine equity	—	311,050

Shareholders’ equity
Preferred Shares ($1.00 par value, 2,300,000 shares authorized, issued and outstanding)	2,300	—
Ordinary Shares ($0.041666667 par value, 500,000,000 shares authorized; 277,755,290 and 262,679,356 shares issued and outstanding)	11,573	10,945
Additional paid-in capital	4,710,886	3,781,112
Unearned stock grant compensation	(69,008)	(42,576)
Retained earnings	2,709,714	2,199,313
Deferred compensation obligation	18,967	18,631
Accumulated other comprehensive income	812,639	439,892
Ordinary Shares issued to employee trust	(18,967)	(18,631)

Total shareholders’ equity	8,178,104	6,388,686

Total liabilities, mezzanine equity and shareholders’ equity	$46,625,754	$43,450,937

See accompanying notes to the interim consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and six months ended June 30, 2003 and 2002

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
	(in thousands of U.S. dollars, except per share data)
Revenues
Gross premiums written	$3,404,918	$2,928,955	$7,517,682	$6,047,101
Reinsurance premiums ceded	(998,925)	(1,053,577)	(2,181,637)	(2,185,695)

Net premiums written	2,405,993	1,875,378	5,336,045	3,861,406
Change in unearned premiums	(99,401)	(299,671)	(957,921)	(925,890)

Net premiums earned	2,306,592	1,575,707	4,378,124	2,935,516
Net investment income	211,947	200,804	418,359	400,939
Other income (expense)	726	(12,068)	(5,428)	(7,269)
Net realized gains (losses)	106,561	(139,721)	66,472	(165,602)

Total revenues	2,625,826	1,624,722	4,857,527	3,163,584

Expenses
Losses and loss expenses	1,459,379	960,949	2,742,212	1,814,094
Life and annuity benefits	43,559	23,311	92,058	46,307
Policy acquisition costs	333,282	234,208	629,176	432,003
Administrative expenses	287,288	229,726	546,960	426,929
Interest expense	43,681	51,952	88,610	97,954

Total expenses	2,167,189	1,500,146	4,099,016	2,817,287

Income before income tax	458,637	124,576	758,511	346,297
Income tax expense	88,169	20,676	140,599	44,592

Net income	$370,468	$103,900	$617,912	$301,705

Basic earnings per share	$1.35	$0.37	$2.28	$1.11

Diluted earnings per share	$1.32	$0.36	$2.23	$1.06

See accompanying notes to the interim consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the six months ended June 30, 2003 and 2002

(Unaudited)

	2003	2002
	(in thousands of U.S. dollars)
Preferred Shares
Balance—beginning of period	$—	$—
Shares issued	2,300	—

Balance—end of period	2,300	—

Ordinary Shares
Balance—beginning of period	10,945	10,828
Shares issued	561	35
Exercise of stock options	86	74
Issued under Employee Stock Purchase Plan (ESPP)	6	5
Cancellation of Shares	(25)	(15)

Balance—end of period	11,573	10,927

Additional paid-in capital
Balance—beginning of period	3,781,112	3,710,698
Ordinary Shares issued	46,076	35,598
Exercise of stock options	24,465	37,466
Ordinary Shares issued under ESPP	3,390	3,739
Cancellation of Ordinary Shares	(20,319)	(12,422)
Preferred shares issued, net	554,587	—
Conversion of Mezzanine equity, net	310,466	—
Tax benefit on employee stock options	11,109	—

Balance—end of period	4,710,886	3,775,079

Unearned stock grant compensation
Balance—beginning of period	(42,576)	(37,994)
Stock grants awarded	(44,899)	(37,313)
Stock grants forfeited	2,671	6,111
Amortization	15,796	16,907

Balance—end of period	(69,008)	(52,289)

Retained earnings
Balance—beginning of period	2,199,313	2,321,576
Net income	617,912	301,705
Dividends declared on Ordinary Shares	(97,738)	(83,867)
Dividends declared on Mezzanine equity	(9,773)	(12,830)

Balance—end of period	2,709,714	2,526,584

Deferred compensation obligation
Balance—beginning of period	18,631	16,497
Net change in period	336	2,353

Balance—end of period	$18,967	$18,850

See accompanying notes to the interim consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (cont’d)

For the six months ended June 30, 2003 and 2002

(Unaudited)

	2003	2002
	(in thousands of U.S. dollars)
Accumulated other comprehensive income
Net unrealized appreciation (depreciation) on investments
Balance—beginning of period	$476,411	$136,916
Change in period, net of income tax	351,870	22,695

Balance—end of period	828,281	159,611

Minimum pension liability
Balance—beginning of period	—	—
Change in period, net of income tax	(40,000)	—

Balance—end of period	(40,000)	—

Cumulative translation adjustment
Balance—beginning of period	(36,519)	(35,317)
Change in period, net of income tax	60,877	(788)

Balance—end of period	24,358	(36,105)

Accumulated other comprehensive income	812,639	123,506

Ordinary Shares issued to employee trust
Balance—beginning of period	(18,631)	(16,497)
Net change in period	(336)	(2,353)

Balance—end of period	(18,967)	(18,850)

Total shareholders’ equity	$8,178,104	$6,383,807

See accompanying notes to the interim consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the six months ended June 30, 2003 and 2002

(Unaudited)

	2003	2002
	(in thousands of U.S. dollars)
Net income	$617,912	$301,705

Other comprehensive income
Net unrealized appreciation (depreciation) on investments
Unrealized appreciation (depreciation) on investments	466,152	29,633
Reclassification adjustment for net realized (gains) losses included in net income	(37,606)	14,874

	428,546	44,507
Cumulative translation adjustment	83,846	(358)
Minimum pension liability	(59,000)	—

Other comprehensive income, before income tax	453,392	44,149
Income tax expense related to other comprehensive income items	(80,645)	(22,242)

Other comprehensive income	372,747	21,907

Comprehensive income	$990,659	$323,612

See accompanying notes to the interim consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2003 and 2002

(Unaudited)

	2003	2002
	(in thousands of U.S. dollars)
Cash flows from operating activities
Net income	$617,912	$301,705
Adjustments to reconcile net income to net cash flows from (used for) operating activities:
Net realized (gains) losses	(66,472)	165,602
Amortization of premium/discounts on fixed maturities	38,673	17,563
Deferred income taxes	116,880	39,735
Unpaid losses and loss expenses	502,243	(79,203)
Unearned premiums	706,387	1,070,943
Future policy benefits for life and annuity contracts	27,663	9,895
Insurance and reinsurance balances payable	(50,554)	287,278
Accounts payable, accrued expenses and other liabilities	(93,358)	(97,022)
Insurance and reinsurance balances receivable	(446,356)	(666,713)
Reinsurance recoverable	100,535	(238,201)
Deferred policy acquisition costs	(125,155)	(98,525)
Prepaid reinsurance premiums	298,073	(150,270)
Funds withheld, net	32,825	67,563
Value of reinsurance business assumed	7,216	(3,421)
Other	(87,609)	(55,834)

Net cash flows from operating activities	$1,578,903	$571,095

Cash flows from investing activities
Purchases of fixed maturities	$(9,463,854)	$(8,712,886)
Purchases of equity securities	(65,057)	(128,903)
Sales of fixed maturities	7,253,066	8,373,776
Sales of equity securities	62,844	84,287
Maturities of fixed maturities	94,612	139,875
Net realized gains (losses) on investment derivatives	5,249	(60,800)
Other	(35,816)	(43,250)
Settlement of an acquisition-related lawsuit	—	54,728

Net cash flows used for investing activities	$(2,148,956)	$(293,173)

Cash flows from financing activities
Dividends paid on Ordinary Shares	$(92,688)	$(78,264)
Dividends paid on Mezzanine equity	(9,773)	(12,830)
Net proceeds from issuance of preferred shares	556,887	—
Net proceeds from (repayment of) short-term debt	99	(271,044)
Proceeds from exercise of options for Ordinary Shares	24,551	37,540
Proceeds from Ordinary Shares issued under ESPP	3,396	3,744
Repayment of trust preferred securities	—	(200,000)
Net proceeds from long-term debt	—	449,330

Net cash flows from (used for) financing activities	$482,472	$(71,524)

Net increase (decrease) in cash	(87,581)	206,398
Cash—beginning of period	663,355	671,381

Cash—end of period	$575,774	$877,779

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

ACE Limited (ACE or the Company) is a holding company incorporated with limited liability under the Cayman Islands Companies Law and maintains its business office in Bermuda. The Company, through its various subsidiaries, provides a broad range of insurance and reinsurance products to insureds worldwide. ACE operates through four business segments: Insurance – North American, Insurance – Overseas General, Global Reinsurance and Financial Services. These segments are described in Note 15.

The following table summarizes the Company’s gross premiums written by geographic region for the six months ended June 30, 2003 and 2002. Allocations have been made on the basis of location of risk.

Six Months Ended	North America	Europe	Australia & New Zealand	Asia Pacific	Latin America
June 30, 2003	60%	26%	2%	8%	4%
June 30, 2002	62%	24%	2%	8%	4%

2. New accounting pronouncements

In July 2003, the Accounting Standards Executive Committee issued Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (SOP 03-1). This Statement of Position provides guidance on accounting and reporting by insurance enterprises for certain nontraditional long-duration contracts and for separate accounts and is effective for financial statements for fiscal years beginning after December 15, 2003. At the date of initial application of this SOP, the Company is required to make various determinations, such as qualification for separate account treatment, classification of securities in separate account arrangements, significance of mortality and morbidity risk, adjustments to contract holder liabilities, and adjustments to estimated gross profits as defined in SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”. The Company is currently evaluating the impact of adoption of SOP 03-1 on its consolidated financial statements.

In May 2003, Financial Accounting Standards Board (FASB) issued FAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (FAS 150), which establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. FAS 150 requires the classification of a financial instrument that is within its scope as a liability (or an asset in some circumstances). FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of FAS 150 to have a material impact on its consolidated financial statements.

In April 2003, FASB issued FAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (FAS 149), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FAS No. 133. FAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of FAS 149 to have a material impact on its consolidated financial statements.

In January 2003, FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), which requires consolidation of all variable interest entities (VIE) by the primary beneficiary, as these terms are defined in FIN 46, effective immediately for VIEs created after January 31, 2003. The consolidation requirements apply to VIEs existing on January 31, 2003 for reporting periods beginning after June 15, 2003. In addition, it requires expanded disclosure for all VIEs. The Company does not expect the adoption of FIN 46 to have a material impact on its consolidated financial statements.

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Unaudited)

Following is a summary of options issued and outstanding for the three and six months ended June 30, 2003 and 2002:

	Year of Expiration	Average Exercise Price	Options for Ordinary Shares	Year of Expiration	Average Exercise Price	Options for Ordinary Shares
	Three Months Ended June 30, 2003			Three Months Ended June 30, 2002
Balance—beginning of period			22,403,136			19,751,391
Options granted	2013	$32.05	100,250	2012	$40.67	439,417
Options exercised	2003-2011	$34.46	(1,887,558)	2005-2011	$41.79	(360,292)
Options forfeited	2007-2013	$38.39	(170,966)	2007-2012	$32.85	(219,079)

Balance—end of period			20,444,862			19,611,437

	Six Months Ended June 30, 2003			Six Months Ended June 30, 2002
Balance—beginning of period			19,312,287			17,070,630
Options granted	2013	$27.74	3,483,962	2012	$43.35	4,866,542
Options exercised	2003-2011	$34.06	(2,071,371)	2003-2011	$42.15	(1,789,909)
Options forfeited	2003-2013	$39.47	(280,016)	2006-2012	$30.96	(535,826)

Balance—end of period			20,444,862			19,611,437

The following table outlines the Company’s net income available to holders of Ordinary Shares and diluted earnings per share for the three and six months ended June 30, 2003 and 2002, had the compensation cost been determined in accordance with the fair value method recommended in FAS 123.

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
	(in thousands of U.S. dollars, except per share data)
Net income available to holders of Ordinary Shares:
As reported	$363,424	$97,485	$604,453	$288,875
Compensation expense, net of income tax	$7,735	$9,852	$14,124	$17,592
Pro forma	$355,689	$87,633	$590,329	$271,283
Basic earnings per share:
As reported	$1.35	$0.37	$2.28	$1.11
Pro forma	$1.32	$0.34	$2.23	$1.04
Diluted earnings per share:
As reported	$1.32	$0.36	$2.23	$1.06
Pro forma	$1.29	$0.32	$2.18	$1.00

The fair value of the options issued is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants for the three months ended June 30, 2003 and 2002, respectively: dividend yield of 2.15 percent and 1.84 percent, expected volatility of 32.95 percent and 34.23 percent, risk free interest rate of 2.25 percent and 4.27 percent. The following weighted-average assumptions were used for the six months ended June 30, 2003 and 2002, respectively: dividend yield of 2.46 percent and 1.39 percent, expected volatility of 32.74 percent and 35.27 percent, risk free interest rate of 2.33 percent and 4.06 percent. The expected life for both years is four years and the forfeiture rate is 5 percent and 7 percent for 2003 and 2002, respectively.

3. Goodwill

FAS No. 142, “Goodwill and Other Intangible Assets” (FAS 142) primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. All goodwill recognized in the Company’s consolidated balance sheet at January 1, 2002 was

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Unaudited)

assigned to one or more reporting units. FAS 142 requires that goodwill in each reporting unit be tested for impairment annually. Based on a profitability review performed in 2003, it was determined that two majority owned warranty program administration companies were not currently profitable. As a result of that review, updated forecasts supported indications that these companies would not under current market conditions achieve sufficient contract sales volumes to generate and sustain future profitable results. As a consequence of these revised expectations, the Company recognized a goodwill impairment loss of $6 million during the first quarter of 2003.

4. Reinsurance

The Company purchases reinsurance to manage various exposures including catastrophe risks. Although reinsurance agreements contractually obligate the Company’s reinsurers to reimburse it for the agreed-upon portion of its gross paid losses, they do not discharge the primary liability of the Company. The amounts for net premiums written and net premiums earned in the statements of operations are net of reinsurance. Direct, assumed and ceded amounts for these items for the three and six months ended June 30, 2003 and 2002 are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
	(in thousands of U.S. dollars)
Premiums written
Direct	$2,769,337	$2,347,328	$5,853,386	$4,462,455
Assumed	635,581	581,627	1,664,296	1,584,646
Ceded	(998,925)	(1,053,577)	(2,181,637)	(2,185,695)

Net	$2,405,993	$1,875,378	$5,336,045	$3,861,406

Premiums earned
Direct	$3,001,987	$2,130,803	$5,600,789	$3,842,723
Assumed	588,593	517,318	1,174,191	1,088,396
Ceded	(1,283,988)	(1,072,414)	(2,396,856)	(1,995,603)

Net	$2,306,592	$1,575,707	$4,378,124	$2,935,516

The composition of the Company’s reinsurance recoverable at June 30, 2003 and December 31, 2002, is as follows:

	June 30 2003	December 31 2002
	(in thousands of U.S. dollars)
Reinsurance recoverable on paid losses and loss expenses	$1,303,510	$1,363,247
Bad debt reserve on paid losses and loss expenses	(378,297)	(377,804)
Reinsurance recoverable on future policy benefits	12,221	8,846
Reinsurance recoverable on unpaid losses and loss expenses	13,501,325	13,558,623
Bad debt reserve on unpaid losses and loss expenses	(547,841)	(561,459)

Net reinsurance recoverable	$13,890,918	$13,991,453

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Unaudited)

Following is a breakdown of the Company’s reinsurance recoverable on paid losses at June 30, 2003:

Category	Amount	Bad Debt Reserve	% of Total Reserve
	(in millions of U.S. dollars)
General collections	$795	$51	6.4%
Other	508	327	64.4%

Total	$1,303	$378	29.0%

The general collections category represents amounts in the process of collection in the normal course of business. These are balances which the Company has no indication of dispute or credit-related issues. The Company provides bad debt reserves based primarily on the application of historical loss experience to credit categories.

The other category includes amounts recoverable that are in dispute or are from companies, which are in supervision, rehabilitation or liquidation. The Company’s estimation of this reserve considers the credit quality of the reinsurer and whether the Company has received collateral or other credit protections such as parental guarantees.

5. Commitments, contingencies and guarantees

The Company invests in private equity partnerships with a carrying value of $82 million included in other investments. In connection with these investments, the Company has commitments that may require funding of up to $78 million over the next several years.

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

The Company provides and reinsures financial guaranties issued to support public and private borrowing arrangements. Financial guaranty insurance provides an unconditional and irrevocable guaranty that indemnifies the insured against non-payment of principal and interest on an insured debt obligation when due. The Company’s potential liability in the event of non-payment by the issuer of the insured obligation is represented by its proportionate share of the aggregate outstanding principal and interest payable (insurance in force) on such insured obligation. In synthetic transactions, the Company guarantees payment obligations of counterparties under credit default swaps. The Company does not record a carrying value for future installment premiums on financial guaranties as they are recognized over the term of the contract. The net par outstanding exposure as at June 30, 2003 and December 31, 2002, of financial guaranty aggregate insured portfolios was $82 billion, which includes credit default swap exposures of $22 billion and $21 billion, respectively.

6. Credit facilities

In April 2003, the Company renewed, at substantially the same terms, its $500 million, 364-day revolving credit facility. This facility, together with the Company’s $250 million, five-year revolving credit facility, which was last renewed in May 2000, is available for general corporate purposes and each of the facilities may also be used as commercial paper back up. The five-year facility also permits the issuance of letters of credit (LOCs). At June 30, 2003, the outstanding LOCs issued under these facilities was $64 million. There were no other drawings or LOCs issued under these facilities.

At June 30, 2003, ACE Guaranty Corp. was party to a non-recourse credit facility which provides up to $175 million specifically supporting the company’s municipal portfolio and designed to provide rating agency qualified capital to support ACE Guaranty Corp.’s claims paying resources. During 2002, the facility’s expiry date was extended to November 2009. ACE Guaranty Corp. has

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Unaudited)

not borrowed under this credit facility. In May 2003, ACE Guaranty Corp. entered into a $140 million, 364-day revolving credit facility that is available for general corporate purposes. ACE Guaranty Corp. has not borrowed under this credit facility.

7. Debt

The following table outlines the Company’s debt at June 30, 2003 and December 31, 2002.

	June 30 2003	December 31 2002
	(in millions of U.S. dollars)
Short-term debt
ACE INA commercial paper	$146	$146

Long-term debt
ACE INA Notes due 2004	$400	$400
ACE INA Notes due 2006	300	300
ACE Limited Senior Notes due 2007	499	499
ACE US Holdings Senior Notes due 2008	250	250
ACE INA Subordinated Notes due 2009	200	200
ACE INA Debentures due 2029	100	100

	$1,749	$1,749

Trust Preferred Securities
Capital Re LLC Monthly Income Preferred Securities due 2044	$75	$75
ACE INA Trust Preferred Securities due 2029	100	100
ACE INA Capital Securities due 2030	300	300

	$475	$475

8. Mezzanine equity

In 2000, the Company publicly offered and issued 6,221,000 FELINE PRIDES for aggregate net proceeds of $311 million. Each FELINE PRIDE initially consisted of a unit referred to as an Income PRIDE. Each Income PRIDE consisted of (i) one 8.25 percent Cumulative Redeemable Preferred Share, Series A, liquidation preference $50 per share, and (ii) a purchase contract pursuant to which the holder of the Income PRIDE agreed to purchase from the Company, on May 16, 2003, $311 million of Ordinary Shares at the applicable settlement rate. On May 16, 2003, the Company issued approximately 11.8 million Ordinary Shares, in satisfaction of the purchase contracts underlying its FELINE PRIDES. In consideration, on June 16, 2003, all of its 8.25 percent Cumulative Redeemable Preferred Shares, Series A, were redeemed at a rate representing an issuance of 1.8991 Ordinary Shares per preferred share.

9. Preferred shares

On May 30, 2003, the Company sold in a public offering 20 million depository shares, each representing one-tenth of one of its 7.80 percent Cumulative Redeemable Preferred Shares, for $25 per depository share. Underwriters exercised their over-allotment option, which resulted in the issuance of an additional three million depository shares. Gross proceeds from the sale of the preferred shares were $575 million and related expenses were $18 million.

The shares have an annual dividend rate of 7.80 percent with the first quarterly dividend payable on September 1, 2003. The shares will not be convertible into or exchangeable for the Company’s Ordinary Shares. The Company may redeem these shares at any time after May 30, 2008 at a redemption value of $25.00 per depositary share or at any time under certain limited circumstances.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Unaudited)

10. Defined benefit plans

In accordance with FAS No. 87, “Employers’ Accounting for Pensions”, the Company was required to record a minimum pension liability for underfunded plans representing the excess of the unfunded accumulated benefit obligation over the fair value of trust assets and previously recorded pension cost liabilities. The minimum pension liability is included in accounts payable, accrued expenses and other liabilities and in accumulated other comprehensive income. The principal cause of the accrual for additional minimum pension liability was a decline in the value of equity securities held by the pension trusts in Europe.

11. Restricted stock awards

Under the Company’s long-term incentive plans, 1,660,985 restricted Ordinary Shares were awarded during the six months ended June 30, 2003, to officers of the Company and its subsidiaries. These shares vest at various dates through June 2007.

At the time of grant the market value of the shares awarded under these grants is recorded as unearned stock grant compensation and is presented as a separate component of shareholders’ equity. The unearned compensation is charged to income over the vesting period.

In addition, during the period, 11,165 restricted Ordinary Shares were awarded to outside directors under the terms of the 1995 Outside Directors Plan. These shares vest in May 2004.

12. Earnings per share

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
	(in thousands of U.S. dollars, except share and per share data)
Numerator:
Net income	$370,468	$103,900	$617,912	$301,705
Dividends on Mezzanine equity	(3,358)	(6,415)	(9,773)	(12,830)
Dividends on preferred shares	(3,686)	—	(3,686)	—

Net income available to holders of Ordinary Shares	$363,424	$97,485	$604,453	$288,875

Denominator:
Denominator for basic earnings per share:
Weighted average shares outstanding	268,260,244	259,863,879	264,957,203	259,460,287
Dilutive effect of Mezzanine equity	—	3,416,695	—	3,758,796
Effect of other dilutive securities	6,972,095	7,900,655	5,761,774	8,030,284

Denominator for diluted earnings per share:
Adjusted weighted average shares outstanding and assumed conversions	275,232,339	271,181,229	270,718,977	271,249,367

Basic earnings per share	$1.35	$0.37	$2.28	$1.11

Diluted earnings per share	$1.32	$0.36	$2.23	$1.06

13. Taxation

Under current Cayman Islands’ law, the Company is not required to pay any taxes in the Cayman Islands on its income or capital gains. The Company has received an undertaking that, in the event of any taxes being imposed, the Company will be exempted from taxation in the Cayman Islands until the year 2013. Under current Bermuda law, the Company and its Bermuda subsidiaries are not required to pay any taxes in Bermuda on its income or capital gains. The Company has received an undertaking from the Minister of Finance in Bermuda that, in the event of any taxes being imposed, the Company will be exempt from taxation in Bermuda until March 2016.

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

ACE Prime Holdings and ACE Cap Re USA Holdings, and their respective subsidiaries are subject to income taxes imposed by U.S. authorities and file U.S. tax returns. Certain international operations of the Company are also subject to income taxes imposed by the jurisdictions in which they operate.

The Company is not subject to taxation other than as stated above. There can be no assurance that there will not be changes in applicable laws, regulations or treaties, which might require the Company to change the way it operates or become subject to taxation.

The income tax provision for the three and six months ended June 30, 2003 and 2002 is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
	(in thousands of U.S. dollars)
Current tax expense	$17,046	$5,370	$23,719	$4,857
Deferred tax expense	71,123	15,306	116,880	39,735

Provision for income taxes	$88,169	$20,676	$140,599	$44,592

The weighted average expected tax provision has been calculated using pre-tax accounting income (loss) in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. A reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate for the three and six months ended June 30, 2003 and 2002, is provided below.

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
	(in thousands of U.S. dollars)
Expected tax provision at weighted average rate	$85,758	$19,237	$138,054	$43,792
Permanent differences
Tax-exempt interest	(3,840)	(2,939)	(7,642)	(7,082)
Other	1,964	586	1,454	561
Goodwill	525	—	1,050	—
Net withholding taxes	3,762	3,792	7,683	7,321

Total provision for income taxes	$88,169	$20,676	$140,599	$44,592

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Unaudited)

The components of the net deferred tax asset at June 30, 2003 and December 31, 2002 are as follows:

	June 30 2003	December 31 2002
	(in thousands of U.S. dollars)
Deferred tax assets
Loss reserve discount	$516,651	$500,061
Unearned premium reserve	117,413	94,566
Foreign tax credits	149,314	133,811
Investments	110,347	123,410
Bad debts	177,197	177,197
Net operating loss carryforward	438,371	518,879
Other	125,513	199,461

Total deferred tax assets	1,634,806	1,747,385

Deferred tax liabilities
Deferred policy acquisition costs	154,585	148,811
Unrealized appreciation on investments	211,252	135,627
Other	39,702	39,372

Total deferred tax liabilities	405,539	323,810

Valuation allowance	135,592	135,592

Net deferred tax asset	$1,093,675	$1,287,983

The valuation allowance of $135.6 million at June 30, 2003 and December 31, 2002, reflects management’s assessment, based on available information, that it is more likely than not that a portion of the deferred tax asset will not be realized due to the inability of certain foreign subsidiaries to generate sufficient taxable income. Adjustments to the valuation allowances are made when there is a change in management’s assessment of the amount of deferred tax asset that is realizable.

At June 30, 2003, the Company has net operating loss carryforwards for U.S. federal income tax purposes of approximately $1.3 billion. The net operating loss carryforwards are available to offset future U.S. federal taxable income and, if unutilized, will expire in the years 2018-2022.

14. Subsidiary issuer information

The following tables present the condensed consolidating financial information for ACE Limited (the “Parent Guarantor”), ACE INA Holdings, Inc. and ACE Financial Services, Inc. (formerly Capital Re Corporation), (the “Subsidiary Issuers”) at June 30, 2003 and December 31, 2002 and for the three and six months ended June 30, 2003 and 2002. The Subsidiary Issuers are direct or indirect wholly-owned subsidiaries of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor and the Subsidiary Issuers under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings. The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuers.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Unaudited)

Condensed Consolidating Balance Sheet at June 30, 2003

(in thousands of U.S. dollars)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	ACE Financial Services, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	ACE Limited Consolidated
Assets
Total investments and cash	$146,901	$9,036,380	$1,183,199	$10,820,589	$—	$21,187,069
Insurance and reinsurance balances receivable	—	2,093,508	31,247	1,060,839	—	3,185,594
Reinsurance recoverable	—	11,730,757	—	2,160,161	—	13,890,918
Goodwill	—	2,130,908	96,723	483,199	—	2,710,830
Investments in subsidiaries	8,356,289	—	152,000	(152,000)	(8,356,289)	—
Due from subsidiaries and affiliates, net	309,520	(112,975)	(50,668)	163,643	(309,520)	—
Other assets	49,750	4,368,312	176,204	1,057,077	—	5,651,343

Total assets	$8,862,460	$29,246,890	$1,588,705	$15,593,508	$(8,665,809)	$46,625,754

Liabilities
Unpaid losses and loss expenses	$—	$17,604,863	$83,228	$7,251,835	$—	$24,939,926
Unearned premiums	—	3,769,633	374,318	2,250,043	—	6,393,994
Future policy benefits for life and annuity contracts	—	—	—	469,927	—	469,927
Short-term debt	—	146,039	—	—	—	146,039
Long-term debt	499,366	999,703	—	250,000	—	1,749,069
Trust preferred securities	—	400,000	75,000	—	—	475,000
Other liabilities	184,990	2,768,005	189,670	1,131,030	—	4,273,695

Total liabilities	684,356	25,688,243	722,216	11,352,835	—	38,447,650

Total shareholders’ equity	8,178,104	3,558,647	866,489	4,240,673	(8,665,809)	8,178,104

Total liabilities and shareholders’ equity	$8,862,460	$29,246,890	$1,588,705	$15,593,508	$(8,665,809)	$46,625,754

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)	Includes ACE Limited parent company eliminations.

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Unaudited)

Condensed Consolidating Statement of Operations

For the three months ended June 30, 2003

(in thousands of U.S. dollars)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	ACE Financial Services, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated
Net premiums written	$—	$1,167,368	$100,400	$1,138,225	$—	$2,405,993
Net premiums earned	—	1,127,136	52,493	1,126,963	—	2,306,592
Net investment income	6,364	89,718	11,402	110,208	(5,745)	211,947
Other income (expense)	—	(449)	—	1,175	—	726
Equity in earnings of subsidiaries	406,799	—	—	—	(406,799)	—
Net realized gains (losses) on investments	(5,370)	53,110	12,428	46,393	—	106,561
Losses and loss expenses	—	778,039	15,762	665,578	—	1,459,379
Life and annuity benefits	—	—	—	43,559	—	43,559
Policy acquisition costs and administrative expenses	26,415	291,133	21,304	284,538	(2,820)	620,570
Interest expense	9,186	32,048	1,682	5,393	(4,628)	43,681
Income tax expense	1,724	55,450	10,966	20,029	—	88,169

Net income	$370,468	$112,845	$26,609	$265,642	$(405,096)	$370,468

Condensed Consolidating Statement of Operations For the three months ended June 30, 2002 (in thousands of U.S. dollars)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	ACE Financial Services, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	Consolidating Adjustments(2)	ACE Limited Consolidated
Net premiums written	$—	$988,125	$34,882	$852,371	$—	$1,875,378
Net premiums earned	—	759,974	26,708	789,025	—	1,575,707
Net investment income	12,626	80,066	11,961	104,089	(7,938)	200,804
Other income (expense)	—	(11,071)	—	(997)	—	(12,068)
Equity in earnings of subsidiaries	148,903	—	—	—	(148,903)	—
Net realized losses on investments	(29,959)	(8,680)	(23,762)	(77,320)	—	(139,721)
Losses and loss expenses	—	526,724	3,113	431,112	—	960,949
Life and annuity benefits	—	—	—	23,311	—	23,311
Policy acquisition costs and administrative expenses	18,985	208,972	12,709	224,149	(881)	463,934
Interest expense	6,436	39,006	3,238	5,415	(2,143)	51,952
Income tax expense	2,249	14,194	(3,789)	8,022	—	20,676

Net income (loss)	$103,900	$31,393	$(364)	$122,788	$(153,817)	$103,900

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)	Includes ACE Limited parent company eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Unaudited)

Condensed Consolidating Statement of Operations

For the six months ended June 30, 2003

(in thousands of U.S. dollars)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	ACE Financial Services, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	ACE Limited Consolidated
Net premiums written	$—	$2,580,396	$152,744	$2,602,905	$—	$5,336,045
Net premiums earned	—	2,103,194	87,503	2,187,427	—	4,378,124
Net investment income	11,796	175,229	22,803	219,898	(11,367)	418,359
Other income (expense)	—	(1,449)	—	(3,979)	—	(5,428)
Equity in earnings of subsidiaries	689,384	—	—	—	(689,384)	—
Net realized gains (losses) on investments	(13,980)	36,842	9,591	34,019	—	66,472
Losses and loss expenses	—	1,440,495	23,817	1,277,900	—	2,742,212
Life and annuity benefits	—	—	—	92,058	—	92,058
Policy acquisition costs and administrative expenses	46,351	541,940	36,560	555,535	(4,250)	1,176,136
Interest expense	19,526	65,018	3,369	10,854	(10,157)	88,610
Income tax expense	3,411	90,309	15,315	31,564	—	140,599

Net income (loss)	$617,912	$176,054	$40,836	$469,454	$(686,344)	$617,912

Condensed Consolidating Statement of Operations

For the six months ended June 30, 2002

(in thousands of U.S. dollars)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	ACE Financial Services, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	ACE Limited Consolidated
Net premiums written	$—	$1,811,219	$45,750	$2,004,437	$—	$3,861,406
Net premiums earned	—	1,369,461	48,416	1,517,639	—	2,935,516
Net investment income	29,076	160,252	23,451	206,889	(18,729)	400,939
Other income (expense)	—	(11,071)	—	3,802	—	(7,269)
Equity in earnings of subsidiaries	340,953	—	—	—	(340,953)	—
Net realized gains (losses) on investments	(22,684)	(34,473)	(18,921)	(89,524)	—	(165,602)
Losses and loss expenses	—	948,173	5,842	860,079	—	1,814,094
Life and annuity benefits	—	—	—	46,307	—	46,307
Policy acquisition costs and administrative expenses	33,089	372,142	23,277	432,186	(1,762)	858,932
Interest expense	8,126	80,632	6,547	9,255	(6,606)	97,954
Income tax expense	4,425	26,145	1,439	12,583	—	44,592

Net income (loss)	$301,705	$57,077	$15,841	$278,396	$(351,314)	$301,705

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)	Includes ACE Limited parent company eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the six months ended June 30, 2003

(in thousands of U.S. dollars)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	ACE Financial Services, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	ACE Limited Consolidated
Net cash flows from (used for) operating activities	$(82,943)	$693,843	$119,452	$848,551	$1,578,903

Cash flows from investing activities
Purchases of fixed maturities	(105,686)	(3,216,333)	(243,478)	(5,898,357)	(9,463,854)
Purchases of equity securities	—	(42,850)	—	(22,207)	(65,057)
Sales of fixed maturities	60,133	1,677,681	131,695	5,383,557	7,253,066
Sales of equity securities	—	35,048	—	27,796	62,844
Maturities of fixed maturities	—	—	3,000	91,612	94,612
Net realized gains (losses) on investment derivatives	(14,642)	—	—	19,891	5,249
Other	—	(38,233)	—	2,417	(35,816)

Net cash flows from (used for) investing activities	$(60,195)	$(1,584,687)	$(108,783)	$(395,291)	$(2,148,956)

Cash flows from financing activities
Dividends paid on Ordinary Shares	(92,688)	—	—	—	(92,688)
Dividends paid on Mezzanine equity	(9,773)	—	—	—	(9,773)
Net proceeds from issuance of preferred shares	556,887	—	—	—	556,887
Proceeds from short-term debt, net	—	99	—	—	99
Advances to (from) affiliates	32,289	—	—	(32,289)	—
Proceeds from exercise of options for Ordinary Shares	24,551	—	—	—	24,551
Proceeds from Ordinary Shares issued under ESPP	3,396	—	—	—	3,396
Capitalization of subsidiaries	(653,407)	662,759	—	(9,352)	—
Dividends received from subsidiaries	306,000	—	—	(306,000)	—

Net cash flows from (used for) financing activities	$167,255	$662,858	$—	$(347,641)	482,472

Net increase (decrease) in cash	24,117	(227,986)	10,669	105,619	(87,581)
Cash—beginning of period	2,150	478,161	4,438	178,606	663,355

Cash—end of period	$26,267	$250,175	$15,107	$284,225	$575,774

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the six months ended June 30, 2002

(in thousands of U.S. dollars)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	ACE Financial Services, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	ACE Limited Consolidated
Net cash flows from (used for) operating activities	$(105,282)	$(112,983)	$23,392	$765,968	$571,095

Cash flows from investing activities
Purchases of fixed maturities	1,705	(1,151,900)	(325,832)	(7,236,859)	(8,712,886)
Purchases of equity securities	—	(45,513)	—	(83,390)	(128,903)
Sales of fixed maturities	73,708	1,065,093	289,961	6,945,014	8,373,776
Sales of equity securities	—	44,234	—	40,053	84,287
Maturities of fixed maturities	—	—	—	139,875	139,875
Net realized losses on financial futures contracts	—	—	—	(60,800)	(60,800)
Settlement of an acquisition-related lawsuit	—	—	—	54,728	54,728
Other	—	—	3,537	(46,787)	(43,250)

Net cash flows from (used for) investing activities	$75,413	$(88,086)	$(32,334)	$(248,166)	$(293,173)

Cash flows from financing activities
Dividends paid on Ordinary Shares	(78,264)	—	—	—	(78,264)
Dividends paid on Mezzanine equity	(12,830)	—	—	—	(12,830)
Proceeds from short-term debt, net	—	(375,436)	(25,000)	129,392	(271,044)
Proceeds from long-term debt	499,155	(50,000)	—	175	449,330
Advances to (from) affiliates	224,052	—	9,847	(233,899)	—
Repayment of trust preferred securities	—	(200,000)	—	—	(200,000)
Proceeds from exercise of options for Ordinary Shares	37,540	—	—	—	37,540
Proceeds from Ordinary Shares issued under ESPP	3,744	—	—	—	3,744
Capitalization of subsidiaries	(869,276)	916,852	25,000	(72,576)	—
Dividends received from subsidiaries	195,000	—	—	(195,000)	—

Net cash flows from (used for) financing activities	$(879)	$291,416	$9,847	$(371,908)	$(71,524)

Net increase (decrease) in cash	(30,748)	90,347	905	145,894	206,398
Cash—beginning of period	32,525	355,327	1,027	282,502	671,381

Cash—end of period	$1,777	$445,674	$1,932	$428,396	$877,779

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.

ACE LIMITED SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Unaudited)

15. Segment information

The Company operates through four business segments: Insurance—North American, Insurance—Overseas General, Global Reinsurance and Financial Services. These segments distribute their products through various forms of brokers and agencies. Insurance - North American, Insurance—Overseas General and Global Reinsurance utilize direct marketing programs to reach clients, while Financial Services operates with major U.S. financial guaranty insurers, mortgage guaranty insurers in the U.S., U.K. and Australia, title insurers and European trade credit insurers. Additionally, Insurance—North American has formed Internet distribution channels for some of its products and Global Reinsurance and Financial Services have established relationships with reinsurance intermediaries.

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

The Insurance—Overseas General segment consists of ACE International and the insurance operations of ACE Global Markets. ACE International includes ACE INA’s network of indigenous insurance operations, which were acquired in 1999. The segment has four regions of operations: ACE Asia Pacific, ACE Far East, ACE Latin America and the ACE European Group, (which comprises ACE Europe, ACE INA UK Limited and the insurance operations of ACE Global Markets). ACE Global Markets provides funds at Lloyd’s to support underwriting by the Lloyd’s syndicates managed by Lloyd’s managing agencies which are owned by the Company (including for segment purposes Lloyd’s operations owned by ACE Financial Services). The reinsurance operation of ACE Global Markets is included in the Global Reinsurance segment. Companies within the Insurance – Overseas General segment write a variety of insurance products including property, primary and excess casualty, energy, professional risk, marine, trade credit, accident and health, aviation and consumer-oriented products. ACE International provides insurance coverage on a worldwide basis.

The Global Reinsurance segment comprises ACE Tempest Re Bermuda, ACE Tempest Re USA and ACE Tempest Re Europe. These subsidiaries provide property catastrophe, casualty and property reinsurance. Global Reinsurance also includes the operations of ACE Tempest Life Re. The principal business of ACE Tempest Life Re is to provide reinsurance coverage to other life insurance companies.

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

a)	The following tables summarize the operations by segment for the three and six months ended June 30, 2003 and 2002.

b)	For segment reporting purposes, certain items have been presented in a different manner than in the consolidated financial statements. For segment reporting purposes, net realized gains (losses) and the tax of net realized gains (losses) have been shown separately.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Unaudited)

Statement of Operations by Segment

For the three months ended June 30, 2003

(in thousands of U.S. Dollars)

	Insurance— North American	Insurance— Overseas General	Global Reinsurance	Corporate and Other(1)	Consolidated Property & Casualty(2)	Financial Services	ACE Consolidated
Operations Data
Gross premiums written	$1,648,210	$1,243,884	$349,194	$—	$3,241,288	$117,330	$3,358,618
Net premiums written	968,735	916,290	345,414	—	2,230,439	132,034	2,362,473
Net premiums earned	919,787	860,142	269,351	—	2,049,280	215,023	2,264,303
Losses and loss expenses	636,569	518,617	143,122	—	1,298,308	161,071	1,459,379
Policy acquisition costs	100,686	162,581	50,764	—	314,031	16,709	330,740
Administrative expenses	102,091	120,975	14,330	28,597	265,993	20,423	286,416

Underwriting income (loss)	80,441	57,969	61,135	(28,597)	170,948	16,820	187,768

Life
Gross premiums written	—	—	46,300	—	—	—	46,300
Net premiums written	—	—	43,520	—	—	—	43,520
Net premiums earned	—	—	42,289	—	—	—	42,289
Life and annuity benefits	—	—	43,559	—	—	—	43,559
Policy acquisition costs	—	—	2,542	—	—	—	2,542
Administrative expenses	—	—	872	—	—	—	872
Net investment income	—	—	8,006	—	—	—	8,006

Underwriting income	—	—	3,322	—	—	—	3,322

Net investment income	103,610	37,443	21,115	(7,543)	154,625	49,316	203,941
Other income (expense)	174	(293)	255	—	136	590	726
Interest expense	7,357	520	—	34,078	41,955	1,726	43,681
Income tax expense (benefit)	42,901	24,430	3,778	(13,069)	58,040	7,783	65,823

Income (loss) excluding net realized gains (losses)	133,967	70,169	82,049	(57,149)	225,714	57,217	286,253
Net realized gains (losses)	24,923	1,077	13,310	(5,370)	33,940	72,621	106,561
Tax effect of net realized gains (losses)	(2,681)	103	292	—	(2,286)	(20,060)	(22,346)

Net income (loss)	$156,209	$71,349	$95,651	$(62,519)	$257,368	$109,778	$370,468

(1)	Includes ACE Limited, ACE INA Holdings and intercompany eliminations.
(2)	Excludes life reinsurance business.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Unaudited)

Statement of Operations by Segment

For the three months ended June 30, 2002

(in thousands of U.S. Dollars)

	Insurance— North American	Insurance— Overseas General	Global Reinsurance	Corporate and Other(1)	Consolidated Property & Casualty(2)	Financial Services	ACE Consolidated
Operations Data
Gross premiums written	$1,427,608	$941,103	$214,209	$—	$2,582,920	$318,322	$2,901,242
Net premiums written	718,301	616,378	197,510	—	1,532,189	316,518	1,848,707
Net premiums earned	605,985	565,339	149,921	—	1,321,245	228,153	1,549,398
Losses and loss expenses	396,135	345,313	52,491	—	793,939	167,010	960,949
Policy acquisition costs	50,346	127,838	29,217	—	207,401	21,876	229,277
Administrative expenses	86,612	87,857	9,430	27,110	211,009	16,922	227,931

Underwriting income (loss)	72,892	4,331	58,783	(27,110)	108,896	22,345	131,241

Life
Gross premiums written	—	—	27,713	—	—	—	27,713
Net premiums written	—	—	26,671	—	—	—	26,671
Net premiums earned	—	—	26,309	—	—	—	26,309
Life and annuity benefits	—	—	23,311	—	—	—	23,311
Policy acquisition costs	—	—	4,931	—	—	—	4,931
Administrative expenses	—	—	1,795	—	—	—	1,795
Net investment income	—	—	5,930	—	—	—	5,930

Underwriting income	—	—	2,202	—	—	—	2,202

Net investment income	103,383	27,615	18,717	(960)	148,755	46,119	194,874
Other income (expense)	(674)	22	—	(11,071)	(11,723)	(345)	(12,068)
Interest expense	8,080	479	—	40,115	48,674	3,278	51,952
Income tax expense (benefit)	41,134	4,987	1,858	(20,720)	27,259	7,927	35,186

Income (loss) excluding net realized gains (losses)	126,387	26,502	77,844	(58,536)	169,995	56,914	229,111
Net realized gains (losses)	(32,136)	(5,962)	(26,560)	(29,959)	(94,617)	(45,104)	(139,721)
Tax effect of net realized gains (losses)	3,550	1,576	121	—	5,247	9,263	14,510

Net income (loss)	$97,801	$22,116	$51,405	$(88,495)	$80,625	$21,073	$103,900

(1)	Includes ACE Limited, ACE INA Holdings and intercompany eliminations.
(2)	Excludes life reinsurance business.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Unaudited)

Statement of Operations by Segment

For the six months ended June 30, 2003

(in thousands of U.S. Dollars)

	Insurance— North American	Insurance— Overseas General	Global Reinsurance	Corporate and Other(1)	Consolidated Property & Casualty(2)	Financial Services	ACE Consolidated
Operations Data
Gross premiums written	$3,312,394	$2,649,742	$811,184	$—	$6,773,320	$649,401	$7,422,721
Net premiums written	1,902,080	1,897,213	788,158	—	4,587,451	657,763	5,245,214
Net premiums earned	1,672,768	1,673,845	517,397	—	3,864,010	424,264	4,288,274
Losses and loss expenses	1,148,928	1,012,215	258,912	—	2,420,055	322,157	2,742,212
Policy acquisition costs	183,739	314,807	96,860	—	595,406	27,686	623,092
Administrative expenses	189,454	235,141	29,293	53,043	506,931	38,440	545,371

Underwriting income (loss)	150,647	111,682	132,332	(53,043)	341,618	35,981	377,599

Life
Gross premiums written	—	—	94,961	—	—	—	94,961
Net premiums written	—	—	90,831	—	—	—	90,831
Net premiums earned	—	—	89,850	—	—	—	89,850
Life and annuity benefits	—	—	92,058	—	—	—	92,058
Policy acquisition costs	—	—	6,084	—	—	—	6,084
Administrative expenses	—	—	1,589	—	—	—	1,589
Net investment income	—	—	15,647	—	—	—	15,647

Underwriting income	—	—	5,766	—	—	—	5,766

Net investment income	206,368	72,997	39,795	(16,875)	302,285	100,427	402,712
Other income (expense)	(6,269)	(1,293)	1,286	—	(6,276)	848	(5,428)
Interest expense	14,900	866	72	69,201	85,039	3,571	88,610
Income tax expense (benefit)	81,574	47,812	7,509	(27,127)	109,768	16,858	126,626

Income (loss) excluding net realized gains (losses)	254,272	134,708	171,598	(111,992)	442,820	116,827	565,413
Net realized gains (losses)	6,858	(11,435)	16,176	(13,980)	(2,381)	68,853	66,472
Tax effect of net realized gains (losses)	68	5,172	540	—	5,780	(19,753)	(13,973)

Net income (loss)	$261,198	$128,445	$188,314	$(125,972)	$446,219	$165,927	$617,912

(1)	Includes ACE Limited, ACE INA Holdings and intercompany eliminations.
(2)	Excludes life reinsurance business.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Unaudited)

Statement of Operations by Segment

For the six months ended June 30, 2002

(in thousands of U.S. Dollars)

	Insurance— North American	Insurance— Overseas General	Global Reinsurance	Corporate and Other(1)	Consolidated Property & Casualty(2)	Financial Services	ACE Consolidated
Operations Data
Gross premiums written	$2,692,686	$1,903,375	$588,175	$—	$5,184,236	$805,954	$5,990,190
Net premiums written	1,231,164	1,230,586	551,832	—	3,013,582	792,874	3,806,456
Net premiums earned	1,078,931	1,074,584	264,826	—	2,418,341	462,454	2,880,795
Losses and loss expenses	723,632	637,073	91,679	—	1,452,384	361,710	1,814,094
Policy acquisition costs	92,328	241,523	45,669	—	379,520	40,419	419,939
Administrative expenses	157,573	174,455	15,880	49,320	397,228	27,067	424,295

Underwriting income (loss)	105,398	21,533	111,598	(49,320)	189,209	33,258	222,467

Life
Gross premiums written	—	—	56,911	—	—	—	56,911
Net premiums written	—	—	54,950	—	—	—	54,950
Net premiums earned	—	—	54,721	—	—	—	54,721
Life and annuity benefits	—	—	46,307	—	—	—	46,307
Policy acquisition costs	—	—	12,064	—	—	—	12,064
Administrative expenses	—	—	2,634	—	—	—	2,634
Net investment income	—	—	12,197	—	—	—	12,197

Underwriting income	—	—	5,913	—	—	—	5,913

Net investment income	205,301	48,590	42,900	(2,925)	293,866	94,876	388,742
Other income (expense)	(20)	3,822	—	(11,071)	(7,269)	—	(7,269)
Interest expense	16,692	921	227	72,860	90,700	7,254	97,954
Income tax expense (benefit)	74,066	12,538	1,951	(38,564)	49,991	16,942	66,933

Income (loss) excluding net realized gains (losses)	219,921	60,486	158,233	(97,612)	335,115	103,938	444,966
Net realized gains (losses)	(51,446)	(11,175)	(30,643)	(22,684)	(115,948)	(49,654)	(165,602)
Tax effect of net realized gains (losses)	11,721	2,778	160	—	14,659	7,682	22,341

Net income (loss)	$180,196	$52,089	$127,750	$(120,296)	$233,826	$61,966	$301,705

(1)	Includes ACE Limited, ACE INA Holdings and intercompany eliminations.
(2)	Excludes life reinsurance business.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Unaudited)

The following tables summarize the revenues of each segment by product offering for the three and six months ended June 30, 2003 and 2002.

Net premiums earned by type of premium

Three Months Ended June 30, 2003

	Property & Casualty	Life, Accident & Health	Financial Guaranty	Financial Solutions	ACE Consolidated
	(in millions of U.S. dollars)
Insurance—North American	$893	$27	$—	$—	$920
Insurance—Overseas General	673	187	—	—	860
Global Reinsurance	269	42	—	—	311
Financial Services	—	—	82	133	215

	$1,835	$256	$82	$133	$2,306

Three Months Ended June 30, 2002

	Property & Casualty	Life, Accident & Health	Financial Guaranty	Financial Solutions	ACE Consolidated
	(in millions of U.S. dollars)
Insurance—North American	$586	$20	$—	$—	$606
Insurance—Overseas General	433	133	—	—	566
Global Reinsurance	150	26	—	—	176
Financial Services	—	—	81	147	228

	$1,169	$179	$81	$147	$1,576

Six Months Ended June 30, 2003

	Property & Casualty	Life, Accident & Health	Financial Guaranty	Financial Solutions	ACE Consolidated
	(in millions of U.S. dollars)
Insurance—North American	$1,616	$57	$—	$—	$1,673
Insurance—Overseas General	1,306	368	—	—	1,674
Global Reinsurance	517	90	—	—	607
Financial Services	—	—	160	264	424

	$3,439	$515	$160	$264	$4,378

Six Months Ended June 30, 2002

	Property & Casualty	Life, Accident & Health	Financial Guaranty	Financial Solutions	ACE Consolidated
	(in millions of U.S. dollars)
Insurance—North American	$1,036	$43	$—	$—	$1,079
Insurance—Overseas General	818	257	—	—	1,075
Global Reinsurance	265	55	—	—	320
Financial Services	—	—	155	307	462

	$2,119	$355	$155	$307	$2,936

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Unaudited)

The following table summarizes the identifiable assets for the property and casualty underwriting operations, including the Financial Services segment, the life reinsurance operations and corporate holding companies, including ACE Limited and ACE INA Holdings at June 30, 2003 and December 31, 2002.

	June 30 2003	December 31 2002
	(in millions of U.S. dollars)
Property and casualty	$43,534	$40,651
Life reinsurance	682	610
Corporate	2,410	2,190

Total assets	$46,626	$43,451

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations, financial condition, and liquidity and capital resources as of and for the three and six months ended June 30, 2003. Our results of operations and cash flows for any interim period are not necessarily indicative of our results for the full year. This discussion should be read in conjunction with our consolidated financial statements and related notes and our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2002.

Safe Harbor Disclosure

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Any written or oral statements made by or on our behalf may include forward-looking statements which reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors (which are described in more detail elsewhere herein and in other documents we file with the Securities and Exchange Commission (SEC)) include, but are not limited to:

•	global political conditions, the occurrence of any terrorist attacks, including any nuclear, biological or chemical events, or the outbreak and effects of war, and possible business disruption or economic contraction that may result from such events;

•	the effects of public company bankruptcies and/or accounting restatements, as well as disclosures by and investigations of public companies relating to possible accounting irregularities, and other corporate governance issues, including the effects of such events on:

•	the capital markets;

•	the markets for directors and officers and errors and omissions insurance; and

•	claims and litigation arising out of such disclosures or practices by other companies;

•	the ability to collect reinsurance recoverable, credit developments of reinsurers and any delays with respect thereto;

•	the occurrence of catastrophic events or other insured or reinsured events with a frequency or severity exceeding our estimates;

•	actual loss experience from insured or reinsured events;

•	the uncertainties of the loss reserving and claims settlement processes, including the difficulties associated with assessing environmental damage and asbestos-related latent injuries, the impact of aggregate policy coverage limits and the impact of bankruptcy protection sought by various asbestos producers and other related businesses;

•	judicial decisions and rulings, new theories of liability and legal tactics;

•	the impact of the September 11 tragedy and its aftermath on our insureds and reinsureds, on the insurance and reinsurance industry, and on the economy in general;

•	uncertainties relating to governmental, legislative and regulatory policies, developments and treaties, which, among other things, could affect coverage and liability for asbestos claims, subject us to insurance regulation or taxation in additional jurisdictions or affect our current operations;

•	the actual amount of new and renewal business, market acceptance of our products, and risks associated with the introduction of new products and services and entering new markets;

•	the competitive environment in which we operate, including trends in pricing or in policy terms and conditions, which may differ from our projections;

•	actions that rating agencies may take from time to time, such as changes in our claims-paying, financial strength or credit ratings;

•	developments in global financial markets, including changes in interest rates, stock markets and other financial markets, and foreign currency exchange rate fluctuations, which could affect our investment portfolio and financing plans;

•	changing rates of inflation and other economic conditions;

•	the amount of dividends received from subsidiaries;

•	loss of the services of any of our executive officers without suitable replacements being recruited in a reasonable time frame;

•	the ability of technology to perform as anticipated; and

•	management’s response to these factors.

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

Critical Accounting Policies

Our consolidated financial statements include amounts that, either by their nature or due to requirements of accounting principles generally accepted in the U.S. (GAAP), are determined using best estimates and assumptions. While we believe that the amounts included in our consolidated financial statements reflect our best judgment, actual amounts could ultimately materially differ from those currently presented in our consolidated financial statements. We believe the items that require the most subjective and complex estimates are:

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

Results of Operations—Three and Six Months Ended June 30, 2003 and 2002

Consolidated Operating Results

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
	(in millions of U.S. dollars)
Gross premiums written	$3,405	$2,929	$7,518	$6,047
Net premiums written	2,406	1,875	5,336	3,861

Net premiums earned	2,306	1,576	4,378	2,936
Losses and loss expenses	1,459	961	2,742	1,814
Life and annuity benefits	44	23	92	46
Policy acquisition costs	334	234	630	432
Administrative expenses	287	231	547	428

Underwriting income	$182	$127	$367	$216

Net investment income	211	201	417	401
Net realized gains (losses)	107	(140)	67	(166)
Other income (expense)	1	(12)	(5)	(7)
Interest expense	43	52	88	98
Income tax expense	87	20	140	44

Net income	$371	$104	$618	$302

Loss and loss expense ratio	64.5%	62.0%	63.9%	63.0%
Policy acquisition cost ratio	14.6%	14.8%	14.5%	14.5%
Administrative expense ratio	12.6%	14.7%	12.7%	14.7%
Combined ratio	91.7%	91.5%	91.1%	92.2%

Gross premiums written increased 16 percent and 24 percent for the three and six months ended June 30, 2003, respectively, compared with the same periods in 2002. Gross premiums written reflect the premiums paid by our customers to secure insurance or reinsurance protection from us. Gross premiums written in our property and casualty businesses (P&C) increased 25 percent and 31 percent for the three and six months ended June 30, 2003, respectively while our Financial Services business had decreases of 63 percent and 19 percent, respectively. Insurance and reinsurance rates in the P&C market increased steadily throughout 2002 and have continued to do so through the first six months of 2003. Property rates in the U.S. have stabilized in 2003, while property rates in Europe continue to increase. We believe the property catastrophe reinsurance market has also now stabilized due to the absorption of new capacity and adequate levels of pricing in most areas. We believe casualty rates will continue to rise for the remainder of 2003. Demand for new products we offer has been good and contributed to the growth in premiums in 2003. Terrorism coverage has been modest and largely limited to insureds that seek the coverage to meet third-party requirements.

Net premiums written, which reflect the premiums we retain after purchasing reinsurance protection, increased 28 percent and 38 percent for the three and six months ended June 30, 2003, respectively. Net premiums written in our P&C businesses increased 46 percent and 52 percent for the three and six months ended June 30, 2003, respectively while our Financial Services business had decreases of 58 percent and 17 percent, respectively. Our net premiums written are growing more than our gross written premiums as we are retaining more of the business we write.

Net premiums earned, which reflect the portion of net premiums written that were recorded as revenues for the period, increased 46 percent and 49 percent for the three and six months ended June 30, 2003, respectively. Net premiums earned in our P&C businesses increased 55 percent and 60 percent for the three and six months ended June 30, 2003, respectively while our Financial Services business had decreases of four percent and nine percent, respectively. The growth in earned premiums is a result of the growth in net premiums written.

Underwriting results for our P&C and Financial Services business are discussed by reference to the combined ratio, the loss and loss expense ratio, the policy acquisition cost ratio, and the administrative expense ratio. We calculate these ratios by dividing the respective expense amounts of our P&C and Financial Services business by net premiums earned from our P&C and Financial Services business. We do not calculate these ratios for the life reinsurance business, because they are not appropriate measures of the underwriting results for that business. The combined ratio is determined by adding the loss and loss expense ratio, the policy acquisition cost ratio and the administrative expense ratio. A combined ratio under 100 percent indicates underwriting income, and a combined ratio exceeding 100 percent indicates underwriting losses.

Despite rate increases over the past 12 months in many of our lines of businesses, our loss and loss expense ratio is relatively unchanged from last year. This is due in part to changes in the mix of business written. We have taken advantage of increasing rates and market opportunities and most of these opportunities are in the casualty insurance and reinsurance areas, where rate increases are accelerating. Casualty business is typically written at higher loss ratios than property business because the loss settlement period for casualty business is longer in duration, and thus we earn more investment income on premiums invested. We have also increased our loss ratio assumptions over the past year in some of our casualty lines in connection with increases we have made in our retained risk levels. Also impacting our loss and loss expense ratio to a lesser degree is adverse prior period development. For the three months ended June 30, 2003 and 2002, we had adverse prior period development of $12 million and $19 million, respectively. For the six months ended June 30, 2003 and 2002 adverse prior period development was $46 million and $65 million, respectively. Our segment discussions below contain more information about prior period development.

Our policy acquisition costs include commissions, premium taxes, underwriting and other costs that vary with, and are primarily related to, the production of premium. The policy acquisition cost ratio, which can be influenced by changes in the mix of business written, was relatively stable compared with last year. Administrative expenses include all other operating costs. Administrative expenses increased to support the growth in our business and partially due to the depreciation of the U.S. dollar, which had the effect of increasing administrative expenses for Insurance—Overseas General. The administrative expense ratio has improved for the three and six months ended June 30, 2003 due to the significant increase in net premiums earned.

As discussed later in this report, net investment income increased for the three and six months ended June 30, 2003, due to higher average invested assets.

Our net income increased $267 million and $316 million for the three and six months ended June 30, 2003, respectively. This increase is a result of the substantial increase in net premiums earned, a stable loss and loss expense ratio and net realized gains during the first six months of 2003.

Segment Operating Results—Three and Six Months Ended June 30, 2003 and 2002

The performance of our management for the P&C and Financial Services segments are measured based on the results achieved in underwriting income and income excluding net realized gains (losses).

Insurance—North American

The Insurance—North American segment comprises our P&C insurance operations in the U.S., Bermuda and Canada. Our Insurance—North American segment writes a variety of insurance products including property, liability (general liability and workers’ compensation), professional lines (directors and officers (D&O) and errors and omissions coverages (E&O)), marine, program business, accident and health (A&H), warranty, aerospace, consumer-oriented products and other specialty lines.

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
	(in millions of U.S. dollars)
Gross premiums written	$1,648	$1,428	$3,312	$2,693
Net premiums written	969	718	1,902	1,231
Net premiums earned	920	606	1,673	1,079
Losses and loss expenses	637	396	1,149	723
Policy acquisition costs	101	50	184	92
Administrative expenses	102	87	190	158

Underwriting income	$80	$73	$150	$106

Net investment income	103	103	206	205
Other income (expense)	—	(1)	(6)	—
Interest expense	7	8	15	17
Income tax expense	42	41	81	74

Income (loss) excluding net realized gains (losses)	$134	$126	$254	$220
Net realized gains (losses)	25	(32)	7	(52)
Tax effect of net realized gains (losses)	(3)	4	—	12

Net income	$156	$98	$261	$180

Loss and loss expense ratio	69.2%	65.4%	68.7%	67.1%
Policy acquisition cost ratio	10.9%	8.3%	11.0%	8.5%
Administrative expense ratio	11.1%	14.3%	11.3%	14.6%
Combined ratio	91.2%	88.0%	91.0%	90.2%

Insurance—North American increased gross premiums written 15 percent and 23 percent for the three and six months ended June 30, 2003, respectively, compared with the same periods in 2002. Rates for longer-tail U.S. casualty lines continue to rise but, with the exception of professional risk coverage, at a lower pace than in 2002. Rates for property and other shorter tailed lines of business in the U.S. have stabilized following substantial increases over the past two years.

ACE USA’s gross premiums written increased 14 percent to $1.5 billion and 21 percent to $3 billion for the three and six months ended June 30, 2003, respectively, compared with same periods in 2002. These increases are attributed in part to new business and higher rates on renewal casualty business, generally with favorable changes in policy terms and conditions. Diversified Risk, which writes D&O, E&O, professional risk and aviation business, reported strong demand for its products with renewal rate increases for the six months ended June 30, 2003 averaging 37 percent. With a large proportion of its business in the property lines, ACE Westchester Specialty still managed to increase gross premiums written by 11 percent in the current quarter by increasing crop and casualty coverages. We expect demand for casualty business to remain strong for the remainder of 2003, as low interest rates discourage new competing capacity. ACE Global Accident and Health also contributed to ACE USA’s increased production, reporting a 127 percent increase in gross premiums written to $123 million for the six months ended June 30, 2003. ACE Risk Management (ARM) reported a slight decline in gross premiums written to $795 million for the six months ended June 30, 2003 compared with $802 million for the same period in 2002. This decline is primarily related to group casualty business being placed into run-off.

ACE Bermuda’s gross premiums written increased 27 percent to $143 million and 42 percent to $284 million for the three and six months ended June 30, 2003, compared with the same periods in 2002. Driving these increases primarily are the professional lines and excess liability business which together comprise 70 percent of ACE Bermuda’s gross premiums written for the six months ended June 30, 2003. ACE Bermuda benefited from both higher renewal rates and increased volume of new business on both these lines, partially offset by a decline in excess property business.

Net premiums written increased at a significantly higher rate than gross premiums written for the three and six months ended June 30, 2003. ACE USA and ACE Bermuda have both retained more of their gross premiums written in order to take advantage of improved market conditions for rates and terms. The retention ratio (the ratio of net premiums written to gross premiums written) for Insurance—North American increased to 57 percent for the six months ended June 30, 2003, compared with 46 percent for the same period in 2002. Additionally, ARM has shifted its business mix away from heavily reinsured group casualty business and has increased retention of corporate risk business.

The loss and loss expense ratio has increased for the three and six months ended June 30, 2003 compared with the same periods in 2002. This increase is the result of a more normalized loss and loss expense ratio for property business, writing more casualty business which typically has higher loss ratios than property business and also the increase in the retention ratio. Additionally, Insurance—North American incurred adverse prior period development of $22 million and $5 million for the three months ended June 30, 2003 and 2002, respectively. This was primarily due to the ARM business including a $6 million loss attributed to a recent unexpected arbitration decision, adverse development in casualty, warranty and lines of business in run-off. For the six months ended June 30, 2003 and 2002, Insurance—North American experienced adverse prior period development of $47 million and $18 million, respectively, primarily due to casualty lines.

The policy acquisition cost ratio increased for the three and six months ended June 30, 2003 compared with the same periods in 2002. This increase is due to the increase in production and additionally because of our decision to purchase less reinsurance, which has resulted in reduced ceding commissions for ACE USA. The administrative expense ratio declined due to the increase in net premiums earned. Administrative expenses increased mainly due to the increased costs associated with servicing the growth in Insurance—North American’s product lines.

Income excluding net realized gains (losses) increased six percent and 15 percent for the three and six months ended June 30, 2003.

Insurance—Overseas General

The Insurance—Overseas General segment comprises ACE International, our network of indigenous insurance operations, and the insurance operations of ACE Global Markets, our Lloyd’s operation. The Insurance—Overseas General segment writes a variety of insurance products including property, liability, financial lines (D&O and E&O), marine, A&H, aerospace and consumer-oriented products.

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
	(in millions of U.S. dollars)
Gross premiums written	$1,244	$941	$2,650	$1,903
Net premiums written	916	616	1,897	1,230
Net premiums earned	860	566	1,674	1,075
Losses and loss expenses	518	345	1,012	637
Policy acquisition costs	163	128	315	242
Administrative expenses	121	89	235	175

Underwriting income	$58	$4	$112	$21

Net investment income	38	28	73	49
Other income (expense)	—	—	(1)	4
Interest expense	1	1	1	1
Income tax expense	25	5	48	13

Income (loss) excluding net realized gains (losses)	$70	$26	$135	$60
Net realized gains (losses)	2	(6)	(11)	(11)
Tax effect of net realized gains (losses)	—	2	5	3

Net income	$72	$22	$129	$52

Loss and loss expense ratio	60.3%	61.1%	60.5%	59.3%
Policy acquisition cost ratio	18.9%	22.6%	18.8%	22.5%
Administrative expense ratio	14.0%	15.5%	14.0%	16.2%
Combined ratio	93.2%	99.2%	93.3%	98.0%

Insurance—Overseas General reported 32 percent and 39 percent increases in gross premiums written for the three and six months ended June 30, 2003, respectively, compared with the same periods in 2002. ACE International and ACE Global Markets both experienced higher rates across most lines of business. A&H rates have remained relatively flat over the last twelve months.

ACE International’s gross premiums written increased 31 percent to $822 million and 46 percent to $1.9 billion for the three and six months ended June 30, 2003, respectively. The increases are partly driven by higher rates and new business. Part of the increase is due to the weakening of the U.S. dollar against the pound sterling, Euro and yen during the period. The weakening of the U.S. dollar accounted for approximately 10 percentage points and 11 percentage points of the increase in gross premiums written for the three and six months ended June 30, 2003, respectively. ACE Europe, which accounts for about 60 percent of ACE International’s gross premiums written, reported 36 percent and 61 percent growth in gross premiums written for the three and six months ended June 30, 2003, respectively. ACE Europe is experiencing particularly strong demand for its fire and financial lines. Property rates in Europe are increasing at a slower rate, while casualty lines rate increases are accelerating. We expect no significant change in P&C rate momentum in Europe for the remainder of 2003. ACE Asia Pacific increased its gross premiums written 51 percent and 59 percent for the three and six months ended June 30, 2003, respectively. Driven by rate increases in Australia and New Zealand, and new business in Hong Kong, Korea and Thailand, ACE Asia Pacific reported strong growth across all of its P&C and A&H lines. ACE Latin America reported strong demand for P&C coverage in Brazil, Puerto Rico and Mexico and grew its Mexican and Brazilian A&H books. ACE Far East showed modest gains in its A&H book, which was negatively impacted in 2002 by the downturn in the travel industry, following the September 11 tragedy.

ACE Global Markets’ gross premiums written increased by 34 percent to $422 million and 25 percent to $768 million for the three and six months ended June 30, 2003, respectively. Market conditions continue to improve for ACE Global Markets, which had significant growth in the financial lines, marine, energy and property portfolios. We expect renewal rates to continue to increase, particularly in marine and financial lines. The retention ratio at ACE Global Markets has increased substantially in 2003, compared with 2002. This increase is due to the costs we incurred in 2002 associated with reinsurance arrangements put into place following a revision of our underwriting strategy and the rebuilding of our reinsurance cover following the September 11 tragedy. In late 2002, we received approval from the U.K. insurance regulator, the Financial Services Authority (FSA-U.K.), to use ACE INA UK, as our London-based FSA-U.K.-regulated company to underwrite U.K. and Continental Europe insurance and reinsurance business. For the 2003 underwriting year, 25 percent of ACE Global Markets’ gross premiums written has been underwritten through ACE INA UK, with most of this business emanating from the energy, financial lines and property classes.

The loss and loss expense ratio for Insurance – Overseas General was relatively stable for the three and six months ended June 30, 2003, compared with the same periods in 2002. Adverse prior period development for the three months ended June 30, 2003 and 2002 was $12 million and $11 million, respectively. For the six months ended June 30, 2003 and 2002, Insurance-Overseas General experienced adverse development of $11 million and $25 million, respectively. The development for the three and six months ended June 30, 2003 relates primarily to ACE International’s casualty and consumer lines while the development for the three and six months ended June 30, 2002 related to ACE Global Markets’ political risk and satellite lines.

The policy acquisition cost ratio for Insurance – Overseas General improved for the three and six months ended June 30, 2003, primarily due to a change in business mix at ACE Global Markets. ACE International’s administrative expenses have increased 36 percent in the current quarter; this is due mainly to increased costs associated with supporting business growth across all regions of the world and the depreciation of the U.S. dollar.

Underwriting income increased $54 million and $91 million for the three and six months ended June 30, 2003, respectively primarily due to the increase in net premium earned. Income excluding net realized gains (losses) has increased significantly for the three and six months ended June 30, 2003 driven by increased underwriting income and greater net investment income, partially offset by higher income tax expense.

Global Reinsurance

The Global Reinsurance segment comprises ACE Tempest Re Bermuda, ACE Tempest Re USA, ACE Tempest Re Europe, and ACE Tempest Life Re (ACE Life Re). ACE Life Re is our Bermuda-based life reinsurance operation and is addressed separately.

Property and Casualty

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
	(in millions of U.S. dollars)
Gross premiums written	$349	$214	$811	$588
Net premiums written	345	197	788	552
Net premiums earned	269	150	517	265
Losses and loss expenses	143	53	259	92
Policy acquisition costs	51	29	97	46
Administrative expenses	14	9	29	15

Underwriting income	$61	$59	$132	$112

Net investment income	21	19	40	43
Other income	—	—	1	—
Interest expense	—	—	—	1
Income tax expense	3	2	7	2

Income (loss) excluding net realized gains (losses)	$79	$76	$166	$152
Net realized gains (losses)	25	(18)	28	(21)
Tax effect of net realized gains (losses)	1	—	1	—

Net income	$105	$58	$195	$131

Loss and loss expense ratio	53.1%	35.0%	50.0%	34.6%
Policy acquisition cost ratio	18.8%	19.5%	18.7%	17.2%
Administrative expense ratio	5.3%	6.3%	5.7%	6.0%
Combined ratio	77.2%	60.8%	74.4%	57.8%

Gross premiums written for Global Reinsurance increased 63 percent and 38 percent for the three and six months ended June 30, 2003, respectively, compared with the same periods in 2002. Over the past two years, the Global Reinsurance segment has expanded into a multi-line global reinsurer that offers a diversified portfolio of products to satisfy client demand. This shift has enabled it to take advantage of the improved P&C market, especially on the casualty side. Significant increases in production were recorded at ACE Tempest Re USA and ACE Tempest Re Europe as these units benefited from higher rates and increased volume for P&C lines first offered in 2002. ACE Tempest Re Bermuda is facing increased competition and lower rates on property catastrophe business following two years of rising prices, and additionally, the Terrorism Risk Insurance Act (TRIA) has reduced demand for its specialty catastrophe business. The table below shows gross premiums written by each of the Global Reinsurance segment’s key components for the three and six months ended June 30, 2003 and 2002.

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
	(in millions of U.S. dollars)
ACE Tempest Re USA	$133	$47	$233	$79
ACE Tempest Re Europe	97	67	220	160
ACE Tempest Re Bermuda	119	100	358	349

Global Reinsurance’s net premiums written increased 75 percent and 43 percent for the three and six months ended June 30, 2003, respectively, compared with the same periods in 2002. Retention ratios for this segment have increased from 92.1 percent to 98.9 percent in the second quarter of 2003 compared with 2002, and from 93.9 percent to 97.2 percent in the first six months of 2003, compared with 2002. The increase in retention ratios reflects the decline in reinsurance purchased at ACE Tempest Re Bermuda and ACE Tempest Re Europe. ACE Tempest Re Bermuda’s retention ratio has increased compared with 2002 due primarily to changes in timing of reinsurance purchases. ACE Tempest Re Europe increased its retention in order to take advantage of improved market conditions.

The loss and loss expense ratio increased significantly primarily due to the growth in P&C business at ACE Tempest Re USA and ACE Tempest Re Europe. P&C business typically has higher loss ratios in comparison with property catastrophe business (except in periods with high catastrophe losses), which is written at ACE Tempest Re Bermuda. As Global Reinsurance increases P&C writing, we expect its loss and loss expense ratio to continue to increase in line with what would be expected from a traditional multi-line reinsurer. Additionally, Global Reinsurance incurred catastrophe-related losses totaling $30 million in the current quarter, compared with $11 million in the same quarter in 2002. Partially offsetting these increases, this segment experienced favorable prior year development of $13 million and $5 million for the three months ended June 30, 2003 and 2002, respectively. For the six months ended June 30, 2003 and 2002 favorable development was $13 million and $2 million, respectively. The development is related to property catastrophe business at ACE Tempest Re Bermuda and certain short-tail property lines at ACE Tempest Re USA where loss reserves for certain contracts have been determined to be in excess of the reserves required based on the latest assessment.

The policy acquisition costs for Global Reinsurance increased 76 percent and 111 percent for the three and six months ended June 30, 2003, respectively, compared with the same periods in 2002. This increase is due to higher volume and changes in mix of business. Administrative expenses increased $5 million and $14 million for the three and six months ended June 30, 2003, respectively. The increases are due to increased staffing levels to support the growth in business. The decline in the administrative expense ratio is attributable to the large increase in net premiums earned.

Global Reinsurance’s underwriting income increased three percent and 18 percent for the three and six months ended June 30, 2003, respectively, compared with the same periods in 2002. The increases are a result of higher net premiums earned in the current periods. We expect increased pressure on underwriting income for Global Reinsurance due to its shift of business towards P&C. Over time, however, we expect its income excluding net realized gains (losses) will increase, reflecting more investment income due to higher average invested assets. Income excluding net realized gains (losses) for Global Reinsurance increased four percent and nine percent for the three and six months ended June 30, 2003, respectively. This increase is a result of higher underwriting income partially offset by lower net investment income, and higher income tax expense for the three and six months ended June 30, 2003.

Life Reinsurance

Our strategic focus at ACE Life Re is to differentiate ourselves in this market, principally by providing reinsurance coverage to other life insurance companies, focusing on guarantees included in certain fixed and variable annuity products. We do not compete on a traditional basis for pure mortality business. The reinsurance transactions we undertake typically help clients—ceding companies—to manage mortality, morbidity, and/or lapse risks embedded in their book of business. We price life reinsurance using actuarial and investment models that incorporate a number of factors, including assumptions for mortality, morbidity, expenses, demographics, persistency, investment returns and inflation.

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
	(in millions of U.S. dollars)
Gross premiums written	$46	$28	$95	$57
Net premiums written	44	27	91	55
Net premiums earned	42	26	90	55
Life and annuity benefits	44	23	92	46
Policy acquisition costs	2	5	6	12
Administrative expenses	1	2	2	3
Net investment income	8	6	15	12

Income excluding net realized gains (losses)	$3	$2	$5	$6
Net realized losses	(11)	(9)	(12)	(9)

Net income	$(8)	$(7)	$(7)	$(3)

ACE Life Re’s gross premiums written increased 64 percent and 67 percent for the three and six months ended June 30, 2003, respectively, primarily because of new variable annuity and life (mortality) business. The six-month period ended June 30, 2003 included $10 million from a non-recurring variable annuity deal. ACE Life Re’s gross premiums written for the three and six months ended June 30, 2002 included $22 million and $48 million, respectively, of long-term disability business, which has been discontinued and, therefore, did not recur in 2003. Income excluding net realized gains (losses) increased in the current quarter due to higher investment income.

Financial Services

The Financial Services segment consists of two broad categories: financial guaranty business and financial solutions business. The financial guaranty business provides insurance and reinsurance of financial guaranty exposures, including municipal and non-municipal obligations, credit default swaps (CDSs), mortgage guaranty reinsurance, title cover, and trade credit reinsurance. The financial solutions business includes insurance and reinsurance solutions to complex risks that generally cannot be adequately addressed in the traditional insurance marketplace. Most financial solutions contracts are unique and specifically tailored for an individual client, but generally they are multi-year and contain some form of client participation.

Certain products we issue in the Financial Services segment—mainly those related to credit protection—meet the definition of a derivative under Financial Accounting Standards (FAS) No. 133 “Accounting for Derivative Instruments and Hedging Activities” (FAS 133), and must be recorded at fair value. These products consist primarily of CDSs. We recorded, in net realized gains (losses), a gain of $50 million for the six months ended June 30, 2003, due principally to changes in the market value of these instruments and the reclassification of losses from net realized gains (losses) to losses and loss expenses as a result of recording loss reserves on certain contracts. This compares with a loss of $46 million for the same period in 2002. The level of such gains and losses is dependent upon a number of factors including changes in credit spreads, probability of default and other market factors. Net premiums earned relating to CDS transactions for the six months ended June 30, 2003 were $80 million compared with $54 million for the same period in 2002. Net losses incurred relating to CDSs for the six months ended June 30, 2003 were $50 million compared with $40 million for the same period in 2002.

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
	(in millions of U.S. dollars)
Gross premiums written	$118	$318	$650	$806
Net premiums written	132	317	658	793

Net premiums earned	215	228	424	462
Losses and loss expenses	161	167	322	362
Policy acquisition costs	17	22	28	40
Administrative expenses	20	17	38	27

Underwriting income	$17	$22	$36	$33

Net investment income	49	46	100	95
Other income	1	—	1	—
Interest expense	1	3	3	7
Income tax expense	8	8	17	17

Income (loss) excluding net realized gains (losses)	$58	$57	$117	$104
Net realized gains (losses)	72	(45)	69	(50)
Tax effect of net realized gains (losses)	(20)	9	(20)	8

Net income	$110	$21	$166	$62

Loss and loss expense ratio	74.9%	73.2%	75.9%	78.2%
Policy acquisition cost ratio	7.8%	9.6%	6.5%	8.7%
Administrative expense ratio	9.5%	7.4%	9.1%	5.9%
Combined ratio	92.2%	90.2%	91.5%	92.8%

Gross premiums written decreased 63 percent and 19 percent for the three and six months ended June 30, 2003, respectively, compared with the same periods in 2002. This decline in production is primarily attributed to the financial solutions operations, which wrote very little new business in the current quarter. Production results for the financial solutions operations are often volatile because this business unit writes a limited number of large, complex, custom-tailored transactions, which generally are not renewable on an annual basis.

Gross premiums written for the financial guaranty operations increased 45 percent and 62 percent for the three and six months ended June 30, 2003, respectively, compared with the same periods in 2002. Municipal and non-municipal production was strong as low interest rates continue to drive strong issuance activity domestically and internationally. Trade credit gross premiums written increased due to higher volume and favorable pricing. During the current quarter we reduced writing funded-equity layers of collateralized debt obligations (CDOs) due to unfavorable pricing terms in this line. We continue to participate in highly-rated senior layer CDO business (our risk typically attaches at or above S&P AAA rating level), as we feel pricing in this area is adequate. Senior layer CDO business has increased to 17.7 percent of our total exposure at June 30, 2003 compared with 15.6 percent at December 31, 2002. Additionally, our exposure to single-name corporate CDSs declined to 4.5 percent of our total exposure at June 30, 2003 compared with 5.4 percent at December 31, 2002, and we expect this trend to continue as we reduce our writing in this area and the portfolio runs-off. Mortgage production declined due to the higher level of refinancing activity in the U.S. mortgage market and additionally due to the natural run-off of older business. The financial guaranty operations’ underwriting income decreased 16 percent for the three months ended June 30, 2003 compared with the same period in 2002. The decrease in underwriting income for the current quarter is due to an increase in policy acquisition costs and administrative expenses. The policy acquisition cost ratio rose due to the increase in municipal and non-municipal business, which incurs commission costs, and the decline in certain lines of the CDS business, which do not incur commission costs. Administrative expenses were greater as a result of an increase in staff needed to support the growing direct business in the financial guaranty operations. For the six months ended June 30, 2003 the financial guaranty operations’ underwriting income increased 13 percent compared with the same period in 2002. The increase in underwriting income is attributed to higher net premiums earned, and a decline in losses and loss expenses, partially offset by greater policy acquisition costs and administrative expenses.

The financial solutions operations reported decreases in underwriting income of $3 million and $1 million for the three and six months ended June 30, 2003, respectively, compared with the same periods in 2002. In 2002, we wrote several non-recurring, multi-year programs providing first-loss protection on synthetic CDOs. During the current quarter our U.S. operations strengthened reserves in the discontinued life book by $1.5 million and experienced deterioration of a credit transaction of $1.6 million in the securitization and risk trading line. The policy acquisition cost ratio declined as the three and six months ended June 30, 2002 included life business, which has been discontinued and typically incurred higher commissions than other business. The administrative expense ratio for the three and six months ended June 30, 2003 increased as a result of the decline in net premiums earned and higher staffing costs.

Financial Services experienced favorable prior period development in the current quarter of $9 million compared with adverse development in the prior year quarter of $8 million. For the six months ended June 30, 2003 and 2002 adverse prior period development was $1 million and $24 million, respectively. The development for all the referenced periods is primarily attributable to the financial solutions business. Financial Services’ decline in underwriting income was offset by higher net investment income and reduced interest expense for the three and six months ended June 30, 2003 compared with the same periods in 2002. Net investment income increased due to higher average invested assets and interest expense decreased due to repayment of debt in the fourth quarter of 2002.

Net Investment Income

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
	(in millions of U.S. dollars)
Insurance—North American	$103	$103	$206	$205
Insurance—Overseas General	38	28	73	49
Global Reinsurance—P&C	21	19	40	43
Global Reinsurance—Life	8	6	15	12
Financial Services	49	46	100	95
Corporate and other	(8)	(1)	(17)	(3)

Net investment income	$211	$201	$417	$401

Net investment income is influenced by a number of factors, including the amounts and timing of inward and outward cash flows; the level of interest rates; and changes in overall asset allocation. Net investment income increased five percent and four percent for the three and six months ended June 30, 2003, respectively, compared with the same periods in 2002. The increased net investment income is due to the positive cash flows during 2003 and 2002 that resulted in a higher average invested asset base. This positive impact on investment income was partially offset by a decline in the investment portfolio’s yield due to the impact of lower interest rates on investment of new cash and reinvestment of maturing securities. The average yield on fixed maturities declined to 3.8 percent at June 30, 2003 compared with 4.4 percent at December 31, 2002.

Net Realized Gains (Losses)

Our investment strategy takes a long-term view, and our portfolio is actively managed to maximize total return within certain specific guidelines, designed to minimize risk. Our investment portfolio is reported at fair value. However, the effect of market movements on our portfolio impact income (through net realized gains (losses)) when securities are sold, when “other than temporary” impairments are recorded on invested assets or when derivatives, including financial futures and options, interest rate swaps and credit-default swaps, are marked to fair value or are settled. Changes in unrealized appreciation and depreciation, which result from the revaluation of securities held, are reported as a separate component of accumulated other comprehensive income in shareholders’ equity. The following table presents our pre-tax net realized gains (losses) for the three and six months ended June 30, 2003 and 2002.

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
	(in millions of U.S. dollars)
Fixed maturities and short-term investments	$ 49	$(26)	$61	$(40)
Equity securities	(4)	4	(54)	2
Financial futures, options and interest rate swaps	15	(88)	6	(84)
Fair value adjustment on credit derivatives	52	(33)	50	(46)
Currency	6	3	15	2
Other investments	(11)	—	(11)	—

Total net realized gains (losses)	$107	$(140)	$67	$(166)

Given our total return objective for our investment portfolio, we may sell securities at a loss due to changes in the investment environment, our expectation that fair value may deteriorate further, our desire to reduce our exposure to an issuer or an industry, and changes in the credit quality of the security.

FAS 133 requires us to recognize all derivatives as either assets or liabilities on our consolidated balance sheet, and measure them at fair value. We record the gains and losses resulting from the fair value measurement of derivatives in net realized gains and losses. Our involvement with derivative instruments and transactions is primarily to offer protection to others or to mitigate our own risk; we do not consider such transactions to be speculative. For the three and six months ended June 30, 2003, we recorded net realized gains of $67 million and $56 million, respectively on derivative transactions, compared with net realized losses of $121 million and $130 million for the same periods in 2002.

For the three and six months ended June 30, 2003, we recorded net realized gains of $15 million and $6 million, respectively on financial futures and option contracts and interest rate swaps, compared with net realized losses of $88 million and $84 million for the same periods in 2002. The interest rate swaps are designed to reduce the negative impact of increases in interest rates on our fixed maturity portfolio. We recorded gains of $20 million on our Standard and Poor’s (S&P) equity index futures contracts as the S&P 500 equity index increased 15 percent during the current quarter. We use foreign currency forward contracts to minimize the effect of fluctuating foreign currencies on certain non-U.S. dollar holdings in our portfolio that are not specifically matching foreign currency liabilities. These contracts are not designated as specific hedges and, therefore, we record all realized and unrealized gains and losses on these contracts as net realized gains (losses) in the period in which the currency values change. For the six months ended June 30, 2003, we recorded net realized losses of $11 million on other investments which consisted of $16 million in impairments, partially offset by $5 million in trading gains.

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

Our net realized gains (losses) for the three months ended June 30, 2003 included $1 million of write-downs of fixed maturity investments, $8 million of equity securities and $16 million of other investments as a result of conditions which caused us to conclude the decline in fair value of the investment was “other than temporary”. This compares with $27 million of fixed maturity investments in the same quarter last year. During the six months ended June 30, 2003, we recognized losses of $19 million of fixed maturity investments, $54 million of equity securities and $16 million of other investments compared with $43 million of fixed maturity investments and $1 million of equity securities in the prior year.

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

Equity Securities and Securities on Loan

On a quarterly basis, these investments are also reviewed for impairment. In general, attention is focused on equity securities with a market value of less than 80 percent of cost for the previous nine months. Any equity that has been in a loss position for more than 12 months is considered impaired.

Outlined below are the main factors we use in evaluating an equity security for potential impairment:

•	whether the decline appears to be related to general market or industry conditions or is issuer-specific; and

•	the financial condition and near-term prospects of the issuer, including specific events that may influence the issuer’s operations.

Other Investments

With respect to publicly and non-publicly traded venture capital investments, the portfolio managers, as well as our internal valuation committee, review and consider a variety of factors in determining the potential for loss impairment on a quarterly basis. Factors considered are:

•	the issuer’s most recent financing events;
•	an analysis of whether fundamental deterioration has occurred; and
•	the issuer’s progress, and whether it has been substantially less than expected.

The following table summarizes, for all securities in an unrealized loss position at June 30, 2003 (including securities on loan), the aggregate fair value and gross unrealized loss by length of time the amounts have continuously been in an unrealized loss position.

	June 30, 2003 Gross Unrealized Loss
	Fair value	0-6 months	7-12 months	Over 12 months	Total
	(in millions of U.S. dollars)
Fixed maturities	$2,046	$25	$7	$1	$33
Equities	71	9	5	2	16
Other investments	89	—	1	—	1

Total	$2,206	$34	$13	$3	$50

Other Income and Expense Items

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
	(in millions of U.S. dollars)
Other income (expense)	$ 1	$(12)	$(5)	$ (7)

Interest expense	$43	$ 52	$88	$ 98

Income tax expense	$87	$ 20	$140	$ 44

The majority of the $5 million in other expense for the six months ended June 30, 2003 relates to goodwill impairments during the first quarter. Goodwill was re-tested for impairment during the three months ended March 31, 2003. Based on a profitability review, we recognized a goodwill impairment of $6 million pertaining to two majority-owned warranty program administration companies.

The decrease in interest expense is a result of a reduction in our outstanding trust preferred securities by $400 million in 2002 and less average short-term debt outstanding for the three and six months ended June 30, 2003 compared with 2002.

The increase in income tax expense is attributable to the increase in income in taxable jurisdictions for the three and six months ended June 30, 2003. Our effective tax rate on income excluding net realized gains (losses) for the six months ended June 30, 2003 was 18.2 percent, compared with 13.1 percent for the same period in 2002. Our effective tax rate is dependent upon the mix of earnings from different jurisdictions with various tax rates; a different geographic mix of actual earnings would change the effective tax rate. For the remainder of 2003, we expect that our effective tax rate will be in the 18-20 percent range. We expect continued growth in taxable jurisdictions throughout 2003.

Investments and Cash

Our principal investment objective is to ensure that funds are available to meet our insurance and reinsurance obligations. Within this broad liquidity constraint, the purpose of our investment portfolio’s structure is to maximize return subject to specifically approved guidelines of overall asset classes; credit quality; and liquidity and volatility of expected returns. Our investment portfolio is invested primarily in fixed income securities with an average credit quality of AA, as rated by the independent investment rating service S&P. The portfolio is externally managed by independent, professional, investment managers. The average duration of our fixed income securities, including the effect of interest rate swaps, is 3.2 years at June 30, 2003 compared with 3.1 years at December 31, 2002. Our other investments principally comprise direct investments, investments in investment funds and investments in limited partnerships.

The following table identifies our invested assets at fair value, by type held, at June 30, 2003 and December 31, 2002.

	June 30 2003	December 31 2002
	(in millions of U.S. dollars)
Fixed maturities	$16,884	$14,420
Equity securities	471	411
Securities on loan	546	293
Short-term investments	2,048	1,885
Other investments	661	652
Cash	576	663

Total investments and cash	$21,186	$18,324

We also gain exposure to equity markets through the use of derivative instruments. The combined equity exposure through both our equity portfolio and derivative instruments was valued at $573 million and $603 million at June 30, 2003 and December 31, 2002, respectively. The increase of $2.9 billion in total investments and cash is due to positive cash flows from operations due to strong premium volume, increased unrealized gains and the issuance of preferred shares. Offsetting these increases, were dividends of $102 million paid during the six months ended June 30, 2003.

The following tables show the market value of our fixed income portfolio, short-term investments, securities on loan and cash at June 30, 2003. The first table lists elements according to type, and the second according to S&P credit rating.

	Market Value	Percentage of Total
	(in millions of U.S. dollars)
Treasury	$886	4.4%
Agency	1,383	6.9%
Corporate	7,796	38.9%
Mortgage-backed securities	3,825	19.0%
Asset-backed securities	439	2.3%
Municipal	1,346	6.7%
Non-U.S.	1,755	8.7%
Cash and short-term investments	2,624	13.1%

Total	$20,054	100%

	Market Value	Percentage of Total
	(in millions of U.S. dollars)
AAA	$9,841	49.1%
AA	3,623	18.1%
A	3,162	15.7%
BBB	1,592	7.9%
BB	782	3.9%
B	939	4.7%
Other	115	0.6%

Total	$20,054	100%

At June 30, 2003, our fixed maturity investment portfolio included non-investment grade securities and non-rated securities which, in total, comprised approximately nine percent of our fixed income portfolio. Below-investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss from default by the borrower is significantly greater with below-investment grade securities. Below-investment grade securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, issuers of below-investment grade securities usually have higher levels of debt and are more sensitive to adverse economic conditions such as recession or increasing interest rates, than are investment grade issuers. We attempt to reduce the overall risk in the below-investment grade portfolio, as in all investments, through careful credit analysis, strict investment policy guidelines, and diversification by issuer and/or guarantor as well as by industry.

Unpaid Losses and Loss Expenses

We establish reserves for the estimated unpaid ultimate liability for losses and loss expenses under the terms of our policies and agreements. These reserves take into account estimates both for claims that have been reported and for incurred but not reported (IBNR), and include estimates of expenses associated with processing and settling claims. The table below presents a rollforward of our unpaid losses and loss expenses for the six months ended June 30, 2003.

	Gross Losses	Reinsurance Recoverable	Net Losses
	(in millions of U.S. dollars)
Balance at December 31, 2002	$24,315	$12,997	$11,318
Losses and loss expenses incurred	4,901	2,159	2,742
Losses and loss expenses paid	(4,570)	(2,341)	(2,229)
Other (including foreign exchange revaluation)	294	139	155

Balance at June 30, 2003	$24,940	$12,954	$11,986

The process of establishing reserves for claims can be complex and imprecise as it requires the use of informed estimates and judgments. Our estimates and judgments may be revised as claims develop; as additional experience and other data become available;

as new or improved methodologies are developed; and as current laws change. As part of our evaluation of loss reserves, we annually engage independent actuarial firms to review the methods and assumptions we use in estimating unpaid losses and loss expenses. These annual reviews cover different portions of our operating businesses on a rotating basis within each year and are an independent check on our loss reserves. In addition, the Pennsylvania Insurance Department requires a biennial, external actuarial review of liabilities residing in the various subsidiaries of Brandywine Holdings (Brandywine), which we acquired when we purchased the P&C business of CIGNA in 1999 (the ACE INA Acquisition). That review was completed during the first quarter of 2003. See Asbestos and Environmental Claims, below for more information.

We continually evaluate our reserve estimates taking into account new information and discussion and negotiation with our insureds. While we believe our reserve for unpaid losses and loss expenses at June 30, 2003 is adequate, new information or trends may lead to future developments in ultimate losses and loss expenses significantly greater or less than the reserve provided, which could have a material adverse effect on future operating results. More information relating to our loss reserves is included in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2002.

Reinsurance

One of the ways we manage our loss exposure is through the use of reinsurance. While reinsurance agreements are designed to limit our losses from large exposures and permit recovery of a portion of direct unpaid losses, reinsurance does not relieve us of liability to our insureds. Accordingly, the loss and loss expense reserves on our balance sheet represent our total unpaid gross losses. The reinsurance recoverable represents anticipated recoveries of a portion of those gross unpaid losses as well as amounts recoverable from reinsurers with respect to claims paid. The table below presents our net reinsurance recoverable at June 30, 2003 and December 31, 2002.

	June 30 2003	December 31 2002
	(in millions of U.S. dollars)
Reinsurance recoverable on paid losses and loss expenses	$1,303	$1,363
Bad debt reserve on paid losses and loss expenses	(378)	(378)
Reinsurance recoverable on future policy benefits	12	9
Reinsurance recoverable on unpaid losses and loss expenses	13,502	13,558
Bad debt reserve on unpaid losses and loss expenses	(548)	(561)

Net reinsurance recoverable	$13,891	$13,991

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

Following is a breakdown of our reinsurance recoverable on paid losses at June 30, 2003:

Category	Amount	Bad Debt Reserve	% of Total Reserve
	(in millions of U.S. dollars)
General collections	$795	$51	6.4%
Other	508	327	64.4%

Total	$1,303	$378	29.0%

The general collections category represents amounts in the process of collection in the normal course of business. These are balances for which we have no indication of dispute or credit-related issues. We provide bad debt reserves based primarily on the application of historical loss experience to credit categories.

The other category includes amounts recoverable that are in dispute, or are from companies in supervision, rehabilitation or liquidation. Our estimation of this reserve takes into account the credit quality of the reinsurer, and whether we have received collateral or other credit protections such as parental guarantees.

More information relating to reinsurance and our reinsurers is included in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2002.

Asbestos and Environmental Claims

Included in our liabilities for losses and loss expenses are liabilities for asbestos, environmental and latent injury damage claims and expenses (A&E). These claims are principally related to claims arising from remediation costs associated with hazardous waste sites and bodily-injury claims related to asbestos products and environmental hazards. These amounts include provision for both reported and IBNR claims. In January 2003, we completed an internal review of our A&E reserves. This review resulted in us increasing our gross A&E reserve, for the year ended December 31, 2002, by $2.2 billion, offset by $1.9 billion of reinsurance recoverable, including $533 million of reinsurance purchased from the National Indemnity Company (NICO) as part of the ACE INA Acquisition. After an addition to our bad debt provision of $145 million and our ten percent participation in the NICO cover, our net incurred loss was $516 million ($354 million after income tax) and was recorded in the fourth quarter of 2002. In addition to our internal review, the normal, biennial, reserve review by an independent, actuarial consulting firm, required by the Pennsylvania Insurance Department when Brandywine was established, was completed in February 2003. Our A&E reserves, taking into account the additions for the quarter ended December 31, 2002, represent the high end of our internal indication of range of liability and is consistent with the best estimate of the external actuary. We experienced no new A&E incurred losses for the six months ended June 30, 2003.

In 1996, in a restructuring approved by the Pennsylvania Department of Insurance, CIGNA Corporation split its property and casualty insurance operations into INA Holdings, its active, ongoing insurance operations, and Brandywine Holdings, its insurance operations placed into run-off.

The Pennsylvania Insurance Department’s approval of the restructuring was challenged by certain competitors but was upheld in a decision by the Pennsylvania Supreme Court in 1999. A lawsuit was then filed in the state of California in December 1999 by those same competitors. This subsequent litigation, which is more limited in scope than the prior challenge, seeks a determination that the restructuring violated California’s unfair competition law and claims that an active INA Holdings company, Insurance Company of North America (INA), should remain liable to its former California policyholders whose policies were transferred to a Brandywine Holdings company in the restructuring.

Following initial dismissal of the case by the trial court, the California Court of Appeals ruled that a cause of action could be maintained by the challengers, despite approval of the restructuring by the Pennsylvania and California Insurance Departments. On July 29, 2003, the trial court ruled that INA remains contractually obligated for losses associated with the California policies transferred to the Brandywine Holdings company. ACE intends to appeal this decision. The liabilities that are the subject of this California litigation are included within our recorded A&E reserves for Brandywine Holdings companies. We continue to believe that ACE’s obligation is limited to that set forth in the Brandywine restructuring order and that any potential additional impact on future earnings, if there is ultimately an adverse decision in the California lawsuit, is not material.

The table below presents selected loss reserve data for A&E exposures at June 30, 2003 and December 31, 2002.

	June 30, 2003		December 31, 2002
	Gross	Net	Gross	Net
	(in millions of U.S. dollars)
Asbestos	$3,083	$381	$3,192	$446
Environmental and or other latent exposures	1,232	315	1,352	403

Total A&E	$4,315	$696	$4,544	$849

Paid losses for the six months ended June 30, 2003 for asbestos claims were $109 million on gross reserves and $65 million on net reserves. Environmental and other latent exposure claim payments were $120 million on gross reserves and $88 million on net reserves for the six months ended June 30, 2003.

More information relating to our A&E exposure, including our A&E reserving process is included in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity is a measure of a company’s ability to generate cash flows sufficient to meet short-term and long-term cash requirements of its business operations. As a holding company, ACE possesses assets that consist primarily of the stock of its subsidiaries, and of other investments. In addition to net investment income, our cash flows currently depend primarily on dividends or other statutorily permissible payments. Historically, these dividends and other payments have come from our Bermuda-based operating subsidiaries, which we refer to as our Bermuda subsidiaries. During the six months ended June 30, 2003, we were able to meet all of our obligations, including the payment of dividends declared on our Ordinary Shares and FELINE PRIDES, with our net cash flow and dividends received. Should the need arise, we generally have access to the debt markets and other available credit facilities which are discussed below.

The payments of dividends or other statutorily permissible distributions from our operating companies are subject to the laws and regulations applicable to each jurisdiction, as well as the need to maintain capital levels adequate to support the insurance and reinsurance operations, including financial strength ratings issued by independent rating agencies, which are discussed later.

We assess which subsidiaries to draw dividends from based on a number of factors. Considerations such as regulatory and legal restrictions as well as the subsidiary’s financial condition are paramount to the dividend decision. The legal restrictions on the payment of dividends from retained earnings by our Bermuda subsidiaries are currently satisfied by the share capital and additional paid-in capital of each of the Bermuda subsidiaries. During the six months ended June 30, 2003, ACE Bermuda declared and paid dividends of $281 million, compared with $195 million for the same period in 2002. We received dividends of $25 million from ACE Cap Re International Ltd. in the six months ended June 30, 2003, compared with no dividends in 2002. We expect that a majority of our cash inflows for 2003 will be from our Bermuda subsidiaries.

The payment of any dividends from ACE Global Markets or its subsidiaries would be subject to applicable U.K. insurance laws and regulations including those promulgated by the Society of Lloyd’s. ACE INA’s and ACE Financial Services’ U.S. insurance subsidiaries may pay dividends, without prior regulatory approval, only from earned surplus and subject to certain annual limitations and the maintenance of a minimum capital requirement. ACE INA’s international subsidiaries are also subject to insurance laws and regulations particular to the countries in which the subsidiaries operate. These laws and regulations include restrictions that limit the amount of dividends payable without prior approval of regulatory insurance authorities.

We did not receive any dividends in the current quarter from ACE Global Markets or ACE INA nor do we expect to receive dividends from these subsidiaries during the remainder of 2003. Under the Lloyd’s accounting model, syndicates in Lloyd’s operate each year as an annual venture. Each year of account is held open for three years. At the end of three years, the year of account purchases reinsurance from the next open year which is known as reinsurance to close or RITC and distributes the remaining funds to the investors in the syndicate. ACE Global Markets has historically retained these funds for operational purposes. ACE INA issued debt to provide partial financing for the ACE INA Acquisition and for other operating needs. This debt is serviced by dividends paid by ACE INA’s insurance subsidiaries to ACE INA as well as other group resources. ACE Financial Services’ U.S. insurance subsidiaries are limited in their dividend paying abilities due to their need to maintain their AA and AAA financial strength ratings.

Our consolidated sources of funds consist primarily of net premiums written, net investment income and proceeds from sales and maturities of investments. Funds are used primarily to pay claims, operating expenses, dividends and for the purchase of investments. After satisfying our cash requirements, excess cash flows from these underwriting and investing activities are invested.

Our insurance and reinsurance operations provide liquidity in that premiums are received in advance, sometimes substantially in advance, of the time claims are paid. Our consolidated net cash flow from operating activities was $1.6 billion for the six months ended June 30, 2003, compared with $571 million for the same period last year. The positive operating cash flows were generated from an increase in net premiums written of $1.5 billion for the six months ended June 30, 2003, offset by an increase in net losses and loss expenses paid of $928 million. Generally cash flows are affected by claim payments which, due to the nature of our operations, may comprise large loss payments on a limited number of claims and therefore can fluctuate significantly from year to year. The irregular timing of these loss payments can create significant variations in cash flows from operations between periods. Sources of liquidity include cash from operations, financing arrangements or routine sales of investments. Although our ongoing operations continue to generate positive cash flows, our cash flows are currently impacted by a large book of loss reserves from businesses in run-off. The run-off operations generated negative operating cash flows of $359 million for the six months ended June 30, 2003, compared with $309 million for the same period in 2002, primarily due to claim payments. The run-off book of business continues to require cash to meet its liabilities and cash flows are very dependent on the timing of claim settlements.

Both internal and external forces influence our financial condition, results of operations and cash flows. Claim settlements, premium levels and investment returns may be impacted by changing rates of inflation and other economic conditions. In many cases, significant periods of time, ranging up to several years or more, may lapse between the occurrence of an insured loss, the reporting of the loss to us and the settlement of the liability for that loss. We believe that our cash balances, cash flow from operations, routine sales of investments and the liquidity provided by our credit facilities, as discussed below are adequate to meet expected cash requirements.

ACE and its subsidiaries are assigned debt and financial strength (insurance) ratings from internationally recognized rating agencies, including S&P, A.M. Best, Moody’s Investors Service and Fitch IBCA. The ratings issued on our companies by these agencies are announced publicly and are available directly from the agencies. Our website, www.acelimited.com also contains some information about our ratings, which you can find under the “Investor Information” tab.

Financial strength ratings represent the opinions of the rating agencies on the financial strength of a company and its capacity to meet the obligations of insurance policies. Independent ratings are one of the important factors that establish our competitive position in the insurance markets. The rating agencies consider many factors in determining the financial strength rating of an insurance company, including the relative level of statutory surplus necessary to support the business operations of the company. These ratings are based upon factors relevant to policyholders, agents and intermediaries and are not directed toward the protection of investors. Such ratings are not recommendations to buy, sell or hold securities.

Debt ratings apply to short- and long-term debt as well as preferred stock. These ratings are assessments of the likelihood that we will make timely payments of principal and interest and preferred stock dividends.

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

Capital Resources

Capital resources consist of funds deployed or available to be deployed to support our business operations. The following table summarizes the components of our capital resources at June 30, 2003 and December 31, 2002.

	June 30 2003	December 31 2002
	(in millions of U.S. dollars)
Shareholders’ equity	$ 8,178	$6,389
Mezzanine equity	—	311
Trust preferred securities	475	475
Long-term debt	1,749	1,749
Short-term debt	146	146

Total capitalization	$10,548	$9,070

Ratio of debt to total capitalization	18.0%	20.9%

We believe our financial strength provides us with the flexibility and capacity to obtain funds externally through debt or equity financing on both a short-term and long-term basis. Our ability to access the capital markets is dependent on, among other things, market conditions and our perceived financial strength. We have accessed both the debt and equity markets from time to time.

Shareholders’ Equity

In May 2003, we sold in a public offering 23 million depository shares, each representing one-tenth of one of our 7.80 percent Cumulative Redeemable Preferred Shares for $25 per depository share for net proceeds of $557 million. Gross proceeds from the sale of the preferred shares were $575 million and related expenses were $18 million. We used the net proceeds to make additional capital contributions to some of our subsidiaries and for general corporate purposes. This offering was made under our universal shelf registration statement with the SEC, which became effective in February 2003, allowing us to offer a number of different types of debt and equity securities up to a total offering price of $1.5 billion. This completes our previously announced financing plans without using common equity or equity-linked securities.

Our diluted book value per Ordinary Share increased to $27.24 at June 30, 2003 compared with $24.16 at December 31, 2002. In calculating our diluted book value per Ordinary Share, we include in-the-money options together with the 11.8 million shares issued upon conversion of the FELINE PRIDES in the denominator. The expected proceeds from the in-the-money options are included in the numerator. Shareholders’ equity increased by $1.8 billion during the six months ended June 30, 2003. This increase is due to the issuance of the preferred shares; our net income, conversion of the FELINE PRIDES which increased shareholder’s equity by $311 million, and unrealized gains on our investment portfolio of $352 million. Partially offsetting these increases, were $108 million of dividends declared during the six months ended June 30, 2003.

As part of our capital management program, in November 2001, our Board of Directors authorized the repurchase of any ACE issued debt or capital securities including Ordinary Shares, up to $250 million. At June 30, 2003, this authorization had not been utilized.

On January 10, 2003 and April 14, 2003, we paid dividends of 17 cents per share to shareholders of record on December 27, 2002 and March 31, 2003, respectively. On July 14, 2003, we paid dividends of 19 cents per share to shareholders of record on June 30, 2003. On August 7, 2003, we declared a quarterly dividend of 19 cents per share payable on October 14, 2003, to shareholders of record on September 30, 2003. We have paid dividends each quarter since we became a public company in 1993. However, the declaration, payment and value of future dividends is at the discretion of our Board of Directors and will be dependent upon our profits, financial requirements and other factors, including legal restrictions on the payment of dividends and such other factors as our Board of Directors deems relevant.

Mezzanine Equity

In 2000, we publicly offered and issued 6,221,000 FELINE PRIDES for aggregate net proceeds of $311 million. Each FELINE PRIDE initially consisted of a unit referred to as an Income PRIDE. Each Income PRIDE consisted of (i) one 8.25 percent Cumulative Redeemable Preferred Share, Series A, liquidation preference $50 per share, and (ii) a purchase contract pursuant to which the holder of the Income PRIDE agreed to purchase from us, on May 16, 2003, $311 million of Ordinary Shares at the applicable settlement rate. On May 16, 2003, we issued approximately 11.8 million Ordinary Shares, in satisfaction of the purchase contracts underlying our FELINE PRIDES. In consideration, on June 16, 2003, we redeemed all of our 8.25 percent Cumulative Redeemable Preferred Shares, Series A, at a rate representing an issuance of 1.8991 Ordinary Shares per preferred share.

Credit Facilities

In April 2003, we renewed, at substantially the same terms, our $500 million, 364-day revolving credit facility. This facility, together with our $250 million five-year revolving credit facility, which was last renewed in May 2000, is available for general corporate purposes. Both facilities may also be used for commercial paper back up. The five-year facility also permits the issuance of letters of credit, which we refer to as LOCs. At June 30, 2003 and December 31, 2002 the outstanding LOCs issued under these facilities was $64 million. There were no other drawings or LOCs issued under these facilities.

In November 2002, to fulfill the requirements of Lloyd’s for open years of account, we renewed our uncollateralized, five-year LOC facility for £380 million (approximately $612 million). We provide funds at Lloyd’s, primarily in the form of LOCs, to support underwriting capacity for our wholly-owned Lloyd’s Syndicate 2488. Syndicate 2488 has a 2003 capacity of £725 million (approximately $1.2 billion). In addition to the covenants noted below, the facility requires that collateral be posted if the financial strength rating of the guarantor, ACE Bermuda, falls to less than S&P BBB+.

As our Bermuda subsidiaries are not admitted insurers and reinsurers in the U.S., the terms of certain insurance and reinsurance contracts require them to provide LOCs to clients. In addition, ACE Global Markets is required to satisfy certain U.S. regulatory trust fund requirements which can be met by the issuance of LOCs. In September 2002, we arranged a $500 million unsecured, one-year LOC facility for general business purposes, including the issuance of insurance and reinsurance LOCs. Usage under this facility was $350 million at June 30, 2003 compared with $455 million at December 31, 2002. In September 2002, we also arranged a $350 million secured, one-year LOC facility for general business purposes, including the issuance of insurance and reinsurance LOCs. Usage under this facility was $283 million at June 30, 2003 compared with $276 million at December 31, 2002. The LOCs issued under both of these facilities principally support unpaid losses and loss expenses already included in our balance sheet.

All of the facilities described above require that we maintain certain covenants. These covenants include:

(i)	maintenance of a minimum consolidated net worth covenant of not less than $4.4 billion plus 25 percent of cumulative net income since March 31, 2002, and

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

At June 30, 2003, (a) the minimum consolidated net worth requirement under the covenant described in (i) above was $4.6 billion and our actual consolidated net worth as calculated under that covenant was $7.3 billion; and (b) our ratio of debt to total capitalization was 0.18 to 1.

Our failure to comply with the covenants under any credit facility would, subject to grace periods in the case of certain covenants, result in an event of default. This could require us to repay any outstanding borrowings or to cash collateralize letters of credit under such facility. An event of default under one or more credit facilities with outstanding credit extensions of $25 million or more would result in an event of default under all of the facilities described above.

At June 30, 2003, ACE Guaranty Corp. was party to a non-recourse credit facility which provides up to $175 million specifically supporting the company’s municipal portfolio and designed to provide rating agency qualified capital to support ACE Guaranty Corp.’s claims paying resources. During 2002, the facility’s expiry date was extended to November 2009. ACE Guaranty Corp. has not borrowed under this credit facility. In May 2003, ACE Guaranty Corp. entered into a $140 million, 364-day revolving credit facility which is available for general corporate purposes. ACE Guaranty Corp. has not borrowed under this credit facility.

We also maintain various other LOC facilities, both collateralized and uncollateralized, for general corporate purposes. At June 30, 2003, the aggregate availability under these facilities was $519 million and usage was $410 million.

New Accounting Pronouncements

In July 2003, the Accounting Standards Executive Committee issued Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (SOP 03-1). This Statement of Position provides guidance on accounting and reporting by insurance enterprises for certain nontraditional long-duration contracts and for separate accounts and is effective for financial statements for fiscal years beginning after December 15, 2003. At the date of initial application of this SOP, we are required to make various determinations, such as qualification for separate account treatment, classification of securities in separate account arrangements, significance of mortality and morbidity risk, adjustments to contract holder liabilities, and adjustments to estimated gross profits as defined in SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”. We are currently evaluating the impact of adoption of SOP 03-1 on our financial condition and results of operations.

In May 2003, Financial Accounting Standards Board (FASB) issued FAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (FAS 150), which establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. FAS 150 requires the classification of a financial instrument that is within its scope as a liability (or an asset in some circumstances). FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect the adoption of FAS 150 to have a material impact on our financial condition and results of operations.

In April 2003, FASB issued FAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (FAS 149), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FAS No. 133. FAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. We do not expect the adoption of FAS 149 to have a material impact on our financial condition and results of operations.

In January 2003, FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), which requires consolidation of all variable interest entities (VIE) by the primary beneficiary, as these terms are defined in FIN 46, effective immediately for VIEs created after January 31, 2003. The consolidation requirements apply to VIEs existing on January 31, 2003 for reporting periods beginning after June 15, 2003. In addition, it requires expanded disclosure for all VIEs. We do not expect the adoption of FIN 46 to have a material impact on our financial condition and results of operations.

In December 2002, FASB issued FAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (FAS 148). FAS 148 provides alternative methods of transitioning for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. FAS 148 amends the disclosure requirements of FAS No. 123 (FAS 123) to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. We continue to account for stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25 (APB 25).

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

Duration Management and Market Exposure Management

We use financial futures, options, interest rate swaps and foreign currency forward contracts for the purpose of managing certain investment portfolio exposures. These instruments are recognized as assets or liabilities in our consolidated financial statements and changes in market value are included in net realized gains or losses in the consolidated statements of operations.

Our exposure to interest rate risk is concentrated in our investment portfolio, and to a lesser extent, our debt obligations. A hypothetical adverse parallel shift in the yield curve of 100 basis points would have resulted in a decrease in total return of 3.2 percent on our fixed income portfolio at June 30, 2003 and 3.1 percent at December 31, 2002. This equates to a decrease in market value of approximately $580 million on a fixed income portfolio valued at $18.1 billion at June 30, 2003, and approximately $488 million on a fixed income portfolio valued at $15.7 billion at December 31, 2002. An immediate time horizon was used as this presents the worst case scenario.

Our portfolio of equity securities, which we carry on our balance sheet at fair value, has exposure to price risk. This risk is defined as the potential loss in fair value resulting from adverse changes in stock prices. In addition, we attain exposure to the equity markets through the use of derivative instruments which also have exposure to price risk. Our U.S. equity exposure in the portfolio is highly correlated with the S&P 500 index and changes in this index would approximate the impact on our portfolio. Our international equity portfolio has exposure to a broad range of non-U.S. equity markets, primarily in those countries where we have insurance operations. These portfolios are correlated to movement in each country’s broad equity market. The combined equity exposure through both our equity portfolio and derivative instruments was valued at $573 million at June 30, 2003. A hypothetical 10 percent decline in the price of each stock in these portfolios and the index correlated to the derivative instruments would have resulted in a $57 million decline in fair value. Changes in fair value of these derivative instruments are recorded as net realized gains or losses in the consolidated statements of operations. Changes in the fair value of our equity portfolio are recorded as unrealized appreciation (depreciation) and are included as other comprehensive income in shareholders’ equity.

Our exposure to foreign exchange risk is concentrated in our net invested assets denominated in foreign currencies. Our international operations use cash flows to purchase investments to match insurance reserves and other liabilities denominated in the same currencies. At June 30, 2003, our net asset exposure to foreign currencies was not material.

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

We maintain investments in derivative instruments such as futures, options, interest rate swaps and foreign currency forward contracts for which the primary purposes are to manage duration and foreign currency exposure, yield enhancement or to obtain an exposure to a particular financial market. If certain conditions are met, a derivative may be specifically designated as a fair value cash flow or foreign currency hedge. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. Upon application of FAS 133, hedging relationships must be designated and documented pursuant to the provisions of this statement. We had no derivatives that were designated as hedges at June 30, 2003 and December 31, 2002.

Certain products—principally credit protection oriented—issued by the Financial Services segment have been determined to meet the definition of a derivative under FAS 133. These products consist primarily of credit-default swaps. We record these products at their fair values, which are determined principally through obtaining quotes from independent dealers and counterparties.

During the six months ended June 30, 2003, we recorded in net realized gains (losses), a pretax gain of $50 million due principally to changes in the market value of these instruments and the reclassification of losses from net realized gains (losses) to losses and loss expenses as a result of recording loss reserves on certain contracts. This compares with a pretax loss of $46 million for the same period in 2002. The level of gains and losses resulting from changes in the fair value of derivatives on a prospective basis is dependent upon a number of factors including changes in probability of default, credit spreads and other market factors. Our involvement with derivative instruments and transactions is primarily to offer protection to others or to mitigate our own risk; we do not consider such transactions to be speculative.

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in allowing information required to be disclosed in reports filed under the Securities and Exchange Act of 1934 to be recorded, processed, summarized and reported within time periods specified in the rules and forms of the SEC. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this report.

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

Item 4. Submissions of Matters to a Vote of Security Holders

The Annual General Meeting was held on May 15, 2003.

The following matters were voted on at the Annual General Meeting:

a)	The following directors were elected.

	Term Expiring	Shares with Votes in Favor	Shares with Votes Withheld
Michael G. Atieh	2006	208,433,539	6,004,745
Bruce L. Crockett	2006	212,370,129	2,068,155
Thomas J. Neff	2006	212,410,336	2,027,948
Robert W. Staley	2006	209,096,589	5,341,695
Gary M. Stuart	2006	208,474,021	5,964,263
Evan G. Greenberg	2005	212,378,144	2,060,140

The number of shares abstained was 2,021,783 and the number of broker non-votes was NIL.

b)	The appointment of PricewaterhouseCoopers LLP as independent auditors for the Company for the year ended December 31, 2003 was ratified and approved.

The holders of 204,306,408 shares voted in favor, 8,808,882 shares voted against and 1,322,994 shares abstained. There were no broker non-votes.

Item 5. Other Information

1.	On May 15, 2003, the Company declared a quarterly dividend of $0.19 per Ordinary Share payable on July 14, 2003 to shareholders of record on June 30, 2003.

2.	On August 7, 2003, the Company declared a quarterly dividend of $0.19 per Ordinary Share payable on October 14, 2003, to shareholders of record on September 30, 2003.

Item 6. Exhibits and Reports on Form 8-K

1.	Exhibits

10.1*	The ACE Limited 1995 Outside Directors Plan (As amended through the seventh amendment)

10.2	Credit agreement dated May 22, 2003 by and among ACE Guaranty Corp., ACE Guaranty (UK) Ltd., certain lenders, ABN AMRO BANK N.V., in its capacity as administrative agent and ABN AMRO INCORPORATED as syndication agent, lead arranger and book runner.

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

ACE LIMITED

PART II OTHER INFORMATION

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes–Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes–Oxley Act of 2002.

*	Management Contract or Compensation Plan

2.	Reports on Form 8-K

The Company filed a Form 8-K current report (date of earliest event reported: May 30, 2003) pertaining to ACE Limited’s intention to sell pursuant to an underwritten public offering 23 million Depository Shares.

The Company filed a Form 8-K current report (date of earliest event reported: June 20, 2003) pertaining to ACE Limited’s announcement that the Board of Directors has elected Evan Greenberg to the position of President and Chief Operating Officer of ACE Limited and that Dominic Frederico will become Vice Chairman of ACE Limited.

The Company filed a Form 8-K current report (date of earliest event reported: July 28, 2003) pertaining to ACE Limited’s press release reporting its second quarter 2003 results and the availability of its second quarter financial supplement.

ACE LIMITED

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACE LIMITED
/s/ Brian Duperreault
Brian Duperreault
Chairman and Chief Executive Officer

August 12, 2003

/s/ Philip V. Bancroft
Philip V. Bancroft
Chief Financial Officer

August 12, 2003

ACE LIMITED

EXHIBITS

Exhibit Number	Description	Numbered Page
Exhibits

10.1*	The ACE Limited 1995 Outside Directors Plan (As amended through the seventh amendment)

10.2	Credit agreement dated May 22, 2003 by and among ACE Guaranty Corp., ACE Guaranty (UK) Ltd., certain lenders, ABN AMRO BANK N.V., in its capacity as administrative agent and ABN AMRO INCORPORATED as syndication agent, lead arranger and book runner.

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*	Management Contract or Compensation Plan