Form 10-Q
period 2003-09-30
ACE LTD
filed 2003-11-14
CIK 896159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

YES  ☑    NO  ☐

The number of registrant’s Ordinary Shares ($0.041666667 par value) outstanding as of November 10, 2003 was 279,076,892.

ACE LIMITED

ACE LIMITED

PART I    FINANCIAL INFORMATION

Item 1.    Financial Statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30 2003	December 31 2002
	(Unaudited)
	(in thousands of U.S. dollars, except share and per share data)
Assets
Investments and cash
Fixed maturities, at fair value (amortized cost — $16,712,551 and $13,790,742)	$17,412,949	$14,419,741
Equity securities, at fair value (cost — $371,492 and $442,266)	459,529	411,031
Securities on loan, at fair value (amortized cost/cost — $548,778 and $285,569)	596,449	292,973
Short-term investments, at fair value	2,519,956	1,884,760
Other investments (cost — $625,498 and $621,715)	664,705	652,048
Cash	431,121	663,355

Total investments and cash	22,084,709	18,323,908
Accrued investment income	247,764	216,941
Insurance and reinsurance balances receivable	2,821,444	2,653,990
Accounts and notes receivable	181,367	250,956
Reinsurance recoverable	14,032,408	13,991,453
Deferred policy acquisition costs	998,423	831,580
Prepaid reinsurance premiums	1,370,097	1,721,267
Funds withheld	309,263	300,106
Value of reinsurance business assumed	345,336	367,275
Goodwill	2,710,830	2,716,860
Deferred tax assets	1,102,612	1,287,983
Other assets	1,030,245	788,618

Total assets	$47,234,498	$43,450,937

Liabilities
Unpaid losses and loss expenses	$25,637,136	$24,315,182
Unearned premiums	6,243,098	5,585,524
Future policy benefits for life and annuity contracts	479,291	442,264
Funds withheld	247,473	214,535
Insurance and reinsurance balances payable	1,874,466	1,870,264
Contract holder deposit funds	75,957	89,843
Securities lending collateral	607,555	301,016
Accounts payable, accrued expenses and other liabilities	1,300,538	1,514,972
Dividends payable	52,912	47,724
Short-term debt	145,980	145,940
Long-term debt	1,749,136	1,748,937
Trust preferred securities	475,000	475,000

Total liabilities	38,888,542	36,751,201

Commitments and contingencies
Mezzanine equity	—	311,050

Shareholders’ equity
Preferred Shares ($1.00 par value, 2,300,000 shares authorized, issued and outstanding)	2,300	—
Ordinary Shares ($0.041666667 par value, 500,000,000 shares authorized; 278,480,910 and 262,679,356 shares issued and outstanding)	11,603	10,945
Additional paid-in capital	4,727,307	3,781,112
Unearned stock grant compensation	(64,059)	(42,576)
Retained earnings	3,000,430	2,199,313
Deferred compensation obligation	18,967	18,631
Accumulated other comprehensive income	668,375	439,892
Ordinary Shares issued to employee trust	(18,967)	(18,631)

Total shareholders’ equity	8,345,956	6,388,686

Total liabilities, mezzanine equity and shareholders’ equity	$47,234,498	$43,450,937

See accompanying notes to the interim consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and nine months ended September 30, 2003 and 2002

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
	(in thousands of U.S. dollars, except per share data)
Revenues
Gross premiums written	$3,450,912	$3,528,725	$10,968,594	$9,575,826
Reinsurance premiums ceded	(1,144,781)	(1,305,938)	(3,326,418)	(3,491,633)

Net premiums written	2,306,131	2,222,787	7,642,176	6,084,193
Change in unearned premiums	91,394	(297,208)	(866,527)	(1,223,098)

Net premiums earned	2,397,525	1,925,579	6,775,649	4,861,095
Net investment income	214,689	199,740	633,048	600,679
Other income (expense)	(3,088)	(14,032)	(8,516)	(21,301)
Net realized gains (losses)	57,556	(235,282)	124,028	(400,884)

Total revenues	2,666,682	1,876,005	7,524,209	5,039,589

Expenses
Losses and loss expenses	1,518,478	1,327,792	4,260,690	3,141,886
Life and annuity benefits	44,524	59,697	136,582	106,004
Policy acquisition costs	344,066	253,013	973,242	685,016
Administrative expenses	293,355	250,668	840,315	677,597
Interest expense	44,348	48,679	132,958	146,633

Total expenses	2,244,771	1,939,849	6,343,787	4,757,136

Income (loss) before income tax	421,911	(63,844)	1,180,422	282,453
Income tax expense (benefit)	66,946	(7,334)	207,545	37,258

Net income (loss)	$354,965	$(56,510)	$972,877	$245,195

Basic earnings (loss) per share	$1.25	$(0.24)	$3.53	$0.87

Diluted earnings (loss) per share	$1.22	$(0.24)	$3.46	$0.84

See accompanying notes to the interim consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the nine months ended September 30, 2003 and 2002

(Unaudited)

	2003	2002
	(in thousands of U.S. dollars)
Preferred Shares
Balance — beginning of period	$—	$—
Shares issued	2,300	—

Balance — end of period	2,300	—

Ordinary Shares
Balance — beginning of period	10,945	10,828
Shares issued	563	36
Exercise of stock options	110	81
Issued under Employee Stock Purchase Plan (ESPP)	12	10
Cancellation of shares	(27)	(18)

Balance — end of period	11,603	10,937

Additional paid-in capital
Balance — beginning of period	3,781,112	3,710,698
Ordinary Shares issued	47,628	36,509
Exercise of stock options	36,394	40,642
Ordinary Shares issued under ESPP	7,332	7,462
Cancellation of Ordinary Shares	(21,320)	(15,179)
Preferred Shares issued, net	554,587	—
Conversion of Mezzanine equity, net	310,465	—
Tax benefit on employee stock options	11,109	—

Balance — end of period	4,727,307	3,780,132

Unearned stock grant compensation
Balance — beginning of period	(42,576)	(37,994)
Stock grants awarded	(47,112)	(39,106)
Stock grants forfeited	3,687	7,830
Amortization	21,942	21,880

Balance — end of period	(64,059)	(47,390)

Retained earnings
Balance — beginning of period	2,199,313	2,321,576
Net income	972,877	245,195
Dividends declared on Ordinary Shares	(150,650)	(128,491)
Dividends declared on Mezzanine equity	(9,773)	(19,246)
Dividends declared on Preferred Shares	(11,337)	—

Balance — end of period	3,000,430	2,419,034

Deferred compensation obligation
Balance — beginning of period	18,631	16,497
Net change in period	336	2,133

Balance — end of period	$18,967	$18,630

See accompanying notes to the interim consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (cont’d)

For the nine months ended September 30, 2003 and 2002

(Unaudited)

	2003	2002
	(in thousands of U.S. dollars)
Accumulated other comprehensive income
Net unrealized appreciation (depreciation) on investments
Balance — beginning of period	$476,411	$136,916
Change in period, net of income tax	211,335	182,553

Balance — end of period	687,746	319,469

Minimum pension liability
Balance — beginning of period	—	—
Change in period, net of income tax	(40,054)	—

Balance — end of period	(40,054)	—

Cumulative translation adjustment
Balance — beginning of period	(36,519)	(35,317)
Change in period, net of income tax	57,202	653

Balance — end of period	20,683	(34,664)

Accumulated other comprehensive income	668,375	284,805

Ordinary Shares issued to employee trust
Balance — beginning of period	(18,631)	(16,497)
Net change in period	(336)	(2,133)

Balance — end of period	(18,967)	(18,630)

Total shareholders’ equity	$8,345,956	$6,447,518

See accompanying notes to the interim consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the nine months ended September 30, 2003 and 2002

(Unaudited)

	2003	2002
	(in thousands of U.S. dollars)
Net income	$972,877	$245,195
Other comprehensive income
Net unrealized appreciation (depreciation) on investments
Unrealized appreciation (depreciation) on investments	300,900	227,651
Reclassification adjustment for net realized (gains) losses included in net income	(61,088)	42,654

	239,812	270,305
Cumulative translation adjustment	81,594	4,150
Minimum pension liability	(62,081)	—

Other comprehensive income, before income tax	259,325	274,455
Income tax expense related to other comprehensive income items	(30,842)	(91,249)

Other comprehensive income	228,483	183,206

Comprehensive income	$1,201,360	$428,401

See accompanying notes to the interim consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2003 and 2002

(Unaudited)

	2003	2002
	(in thousands of U.S. dollars)
Cash flows from operating activities
Net income	$972,877	$245,195
Adjustments to reconcile net income to net cash flows from (used for) operating activities:
Net realized (gains) losses	(124,028)	400,884
Amortization of premium/discounts on fixed maturities	66,554	28,364
Deferred income taxes	157,451	9,089
Unpaid losses and loss expenses	1,205,295	866,239
Unearned premiums	532,220	1,639,827
Future policy benefits for life and annuity contracts	37,027	36,311
Insurance and reinsurance balances payable	(177,348)	411,633
Accounts payable, accrued expenses and other liabilities	(134,845)	(133,797)
Insurance and reinsurance balances receivable	(84,468)	(670,472)
Reinsurance recoverable	(40,955)	(490,922)
Deferred policy acquisition costs	(139,155)	(135,932)
Prepaid reinsurance premiums	383,815	(423,506)
Funds withheld, net	27,656	71,901
Value of reinsurance business assumed	21,939	(84,377)
Other	(64,898)	(178,530)

Net cash flows from operating activities	$2,639,137	$1,591,907

Cash flows from investing activities
Purchases of fixed maturities	$(14,490,369)	$(12,751,573)
Purchases of equity securities	(75,464)	(154,835)
Sales of fixed maturities	11,099,741	11,468,572
Sales of equity securities	107,873	110,377
Maturities of fixed maturities	94,612	249,426
Net realized gains (losses) on investment derivatives	18,502	(117,580)
Other	(60,469)	(102,411)
Settlement of an acquisition-related lawsuit	—	54,380

Net cash flows used for investing activities	$(3,305,574)	$(1,243,644)

Cash flows from financing activities
Dividends paid on Ordinary Shares	$(145,462)	$(122,846)
Dividends paid on Mezzanine equity	(9,773)	(19,246)
Dividends paid on Preferred Shares	(11,337)	—
Net proceeds from issuance of Preferred Shares	556,887	—
Net proceeds from (repayment of) short-term debt	40	(275,128)
Proceeds from exercise of options for Ordinary Shares	36,504	40,723
Proceeds from Ordinary Shares issued under ESPP	7,344	7,472
Repayment of trust preferred securities	—	(400,000)
Net proceeds from long-term debt	—	399,155

Net cash flows from (used for) financing activities	$434,203	$(369,870)

Net decrease in cash	(232,234)	(21,607)
Cash — beginning of period	663,355	671,381

Cash — end of period	$431,121	$649,774

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

ACE Limited (ACE or the Company) is a holding company incorporated with limited liability under the Cayman Islands Companies Law and maintains its business office in Bermuda. The Company, through its various subsidiaries, provides a broad range of insurance and reinsurance products to insureds worldwide. ACE operates through four business segments: Insurance — North American, Insurance — Overseas General, Global Reinsurance and Financial Services. These segments are described in Note 15.

The following table summarizes the Company’s gross premiums written by geographic region for the nine months ended September 30, 2003 and 2002. Allocations have been made on the basis of location of risk.

Nine Months Ended	North America	Europe	Australia & New Zealand	Asia Pacific	Latin America
September 30, 2003	64%	22%	3%	7%	4%
September 30, 2002	64%	22%	2%	8%	4%

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

In May 2003, Financial Accounting Standards Board (FASB) issued FAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (FAS 150), which establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. FAS 150 requires the classification of a financial instrument that is within its scope as a liability (or an asset in some circumstances). The adoption of FAS No. 150 did not impact the Company’s consolidated financial statements.

In April 2003, FASB issued FAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (FAS 149), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Unaudited)

derivatives) and for hedging activities under FAS No. 133. FAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of FAS 149 did not have a material impact on the Company’s consolidated financial statements.

In January 2003, FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), which requires consolidation of all variable interest entities (VIE) by the primary beneficiary, as these terms are defined in FIN 46. In addition, it requires expanded disclosure for all VIEs. FIN 46 is effective immediately for VIEs created after January 31, 2003. On October 9, 2003, FASB deferred the effective date of FIN 46 for VIEs that existed prior to February 1, 2003, until the end of the first interim or annual period ending after December 15, 2003. Based on the guidance and interpretations issued to date, the Company does not expect the adoption of FIN 46 to have a material impact on its consolidated financial statements.

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

Following is a summary of options issued and outstanding for the three and nine months ended September 30, 2003 and 2002:

	Year of Expiration	Average Exercise Price	Options for Ordinary Shares	Year of Expiration	Average Exercise Price	Options for Ordinary Shares
	Three Months Ended September 30, 2003			Three Months Ended September 30, 2002
Balance — beginning of period			20,444,862			19,611,437
Options granted	2013	$32.86	203,000	2012	$32.13	171,200
Options exercised	2003-2010	$33.12	(560,738)	2003-2011	$30.26	(167,613)
Options forfeited	2009-2013	$37.74	(249,800)	2008-2012	$36.42	(143,622)

Balance — end of period			19,837,324			19,471,402

	Nine Months Ended September 30, 2003			Nine Months Ended September 30, 2002
Balance — beginning of period			19,312,287			17,070,630
Options granted	2013	$28.02	3,686,962	2012	$42.97	5,037,742
Options exercised	2003-2011	$33.86	(2,632,109)	2003-2011	$41.13	(1,957,522)
Options forfeited	2003-2013	$38.66	(529,816)	2006-2012	$32.11	(679,448)

Balance — end of period			19,837,324			19,471,402

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Unaudited)

The following table outlines the Company’s net income available to holders of Ordinary Shares and diluted earnings per share for the three and nine months ended September 30, 2003 and 2002, had the compensation cost been determined in accordance with the fair value method recommended in FAS 123.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2003	2002	2003	2002
	(in thousands of U.S. dollars, except per share data)
Net income (loss) available to holders of Ordinary Shares:
As reported	$343,751	$(62,926)	$948,204	$225,949
Add: Stock-based compensation expense included in reported net income, net of income tax	$5,401	$4,301	$18,105	$17,259
Deduct: Compensation expense, net of income tax	$(13,070)	$(12,809)	$(39,898)	$(43,359)
Pro forma	$336,082	$(71,434)	$926,411	$199,849
Basic earnings (loss) per share:
As reported	$1.25	$(0.24)	$3.53	$0.87
Pro forma	$1.22	$(0.27)	$3.45	$0.77
Diluted earnings (loss) per share:
As reported	$1.22	$(0.24)	$3.46	$0.84
Pro forma	$1.19	$(0.27)	$3.38	$0.74

The fair value of the options issued is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants for the three months ended September 30, 2003 and 2002, respectively: dividend yield of 2.32 percent and 2.20 percent, expected volatility of 30.75 percent and 34.67 percent, risk free interest rate of 2.76 percent and 3.32 percent. The following weighted-average assumptions were used for the nine months ended September 30, 2003 and 2002, respectively: dividend yield of 2.45 percent and 1.41 percent, expected volatility of 32.67 percent and 35.26 percent, risk free interest rate of 2.35 percent and 4.04 percent. The expected life for both years is four years and the forfeiture rate is 5 percent and 7 percent for 2003 and 2002, respectively.

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Unaudited)

4.    Reinsurance

The Company purchases reinsurance to manage various exposures including catastrophe risks. Although reinsurance agreements contractually obligate the Company’s reinsurers to reimburse it for the agreed-upon portion of its gross paid losses, they do not discharge the primary liability of the Company. The amounts for net premiums written and net premiums earned in the statements of operations are net of reinsurance. Direct, assumed and ceded amounts for these items for the three and nine months ended September 30, 2003 and 2002 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
	(in thousands of U.S. dollars)
Premiums written
Direct	$2,798,564	$2,731,725	$8,651,950	$7,194,180
Assumed	652,348	797,000	2,316,644	2,381,646
Ceded	(1,144,781)	(1,305,938)	(3,326,418)	(3,491,633)

Net	$2,306,131	$2,222,787	$7,642,176	$6,084,193

Premiums earned
Direct	$2,957,712	$2,225,720	$8,558,501	$6,068,443
Assumed	701,051	721,531	1,875,242	1,809,927
Ceded	(1,261,238)	(1,021,672)	(3,658,094)	(3,017,275)

Net	$2,397,525	$1,925,579	$6,775,649	$4,861,095

The composition of the Company’s reinsurance recoverable at September 30, 2003 and December 31, 2002, is as follows:

	September 30 2003	December 31 2002
	(in thousands of U.S. dollars)
Reinsurance recoverable on paid losses and loss expenses	$1,297,471	$1,363,247
Bad debt reserve on paid losses and loss expenses	(384,642)	(377,804)
Reinsurance recoverable on future policy benefits	14,170	8,846
Reinsurance recoverable on unpaid losses and loss expenses	13,656,234	13,558,623
Bad debt reserve on unpaid losses and loss expenses	(550,825)	(561,459)

Net reinsurance recoverable	$14,032,408	$13,991,453

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Unaudited)

Following is a breakdown of the Company’s reinsurance recoverable on paid losses at September 30, 2003 and December 31, 2002:

	September 30, 2003			December 31, 2002
Category	Amount	Bad Debt Reserve	% of Total Reserve	Amount	Bad Debt Reserve	% of Total Reserve
	(in millions of U.S. dollars)
General collections	$765	$46	6.0%	$848	$43	5.1%
Other	532	339	63.7%	515	335	65.0%

Total	$1,297	$385	29.7%	$1,363	$378	27.7%

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

5.    Commitments, contingencies and guarantees

The Company invests in private equity partnerships with a carrying value of $83 million included in other investments. In connection with these investments, the Company has commitments that may require funding of up to $74 million over the next several years.

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

The Company provides and reinsures financial guaranties issued to support public and private borrowing arrangements. Financial guaranty insurance provides an unconditional and irrevocable guaranty that indemnifies the insured against non-payment of principal and interest on an insured debt obligation when due. The Company’s potential liability in the event of non-payment by the issuer of the insured obligation is represented by its proportionate share of the aggregate outstanding principal and interest payable (insurance in force) on such insured obligation. In synthetic transactions, the Company guarantees payment obligations of counterparties under credit default swaps. The Company does not record a carrying value for future installment premiums on

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Unaudited)

financial guaranties as they are recognized over the term of the contract. The net par outstanding exposure as at September 30, 2003 and December 31, 2002, of financial guaranty aggregate insured portfolios was $86 billion and $82 billion respectively, which includes credit default swap exposures of $23 billion and $21 billion, respectively.

6.    Credit facilities

In April 2003, the Company renewed, at substantially the same terms, its $500 million, 364-day revolving credit facility. This facility, together with the Company’s $250 million, five-year revolving credit facility, which was last renewed in May 2000, is available for general corporate purposes and each of the facilities may also be used as commercial paper back up. The five-year facility also permits the issuance of letters of credit (LOCs). At September 30, 2003, the outstanding LOCs issued under these facilities was $64 million. There were no other drawings or LOCs issued under these facilities.

At September 30, 2003, ACE Guaranty Corp. was party to a non-recourse credit facility which provides up to $175 million specifically supporting the company’s municipal portfolio and designed to provide rating agency qualified capital to support ACE Guaranty Corp.’s claims paying resources. During 2002, the facility’s expiry date was extended to November 2009. ACE Guaranty Corp. has not borrowed under this credit facility. In May 2003, ACE Guaranty Corp. entered into a $140 million, 364-day revolving credit facility that is available for general corporate purposes. ACE Guaranty Corp. has not borrowed under this credit facility.

In September 2003, the Company arranged a $500 million unsecured, one-year LOC facility for general business purposes, including the issuance of insurance and reinsurance letters of credit. This facility replaced an existing $500 million LOC facility, which was last renewed in September 2002. Usage under this facility was $264 million at September 30, 2003.

In September 2003, the Company also arranged a $500 million secured, three-year LOC facility for general business purposes, including the issuance of insurance and reinsurance letters of credit. This facility replaced an existing $350 million LOC facility, which was last renewed in September 2002. Usage under this facility was $283 million at September 30, 2003.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Unaudited)

7.    Debt

The following table outlines the Company’s debt at September 30, 2003 and December 31, 2002.

	September 30 2003	December 31 2002
	(in millions of U.S. dollars)
Short-term debt
ACE INA commercial paper	$146	$146

Long-term debt
ACE INA Notes due 2004	$400	$400
ACE INA Notes due 2006	300	300
ACE Limited Senior Notes due 2007	499	499
ACE US Holdings Senior Notes due 2008	250	250
ACE INA Subordinated Notes due 2009	200	200
ACE INA Debentures due 2029	100	100

	$1,749	$1,749

Trust Preferred Securities
Capital Re LLC Monthly Income Preferred Securities due 2044	$75	$75
ACE INA Trust Preferred Securities due 2029	100	100
ACE INA Capital Securities due 2030	300	300

	$475	$475

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

9.    Preferred shares

On May 30, 2003, the Company sold in a public offering 20 million depositary shares, each representing one-tenth of one of its 7.80 percent Cumulative Redeemable Preferred Shares, for $25 per depositary share. Underwriters exercised their over-allotment option, which resulted in the issuance of an additional three million depositary shares. Gross proceeds from the sale of the Preferred Shares were $575 million and related expenses were $18 million.

The shares have an annual dividend rate of 7.80 percent with the first quarterly dividend paid on September 1, 2003. The shares will not be convertible into or exchangeable for the Company’s Ordinary Shares. The Company may redeem these shares at any time after May 30, 2008 at a redemption value of $25.00 per depositary share or at any time under certain limited circumstances.

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

11.    Restricted stock awards

Under the Company’s long-term incentive plans, 1,707,389 restricted Ordinary Shares were awarded during the nine months ended September 30, 2003, to officers of the Company and its subsidiaries. These shares vest at various dates through September 2007.

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

12.    Earnings (loss) per share

The following table sets forth the computation of basic and diluted earnings (loss) per share.

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
	(in thousands of U.S. dollars, except share and per share data)
Numerator:
Net income (loss)	$354,965	$(56,510)	$972,877	$245,195
Dividends on Mezzanine equity	—	(6,416)	(9,773)	(19,246)
Dividends on preferred shares	(11,214)	—	(14,900)	—

Net income (loss) available to holders of Ordinary Shares	$343,751	$(62,926)	$948,204	$225,949

Denominator:
Denominator for basic earnings (loss) per share:
Weighted average shares outstanding	275,404,544	260,264,791	268,474,758	259,810,039
Dilutive effect of Mezzanine equity	—	—	—	3,137,944
Effect of other dilutive securities	6,485,692	—	5,731,326	7,247,792

Denominator for diluted earnings (loss) per share:
Adjusted weighted average shares outstanding and assumed conversions	281,890,236	260,264,791	274,206,084	270,195,775

Basic earnings (loss) per share	$1.25	$(0.24)	$3.53	$0.87

Diluted earnings (loss) per share	$1.22	$(0.24)	$3.46	$0.84

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Unaudited)

The denominator for diluted loss per share for the three months ended September 30, 2002 does not include the dilutive effect of FELINE PRIDES and other dilutive securities. The incremental shares from assumed conversions are not included in computing diluted loss per share amounts as these shares are considered anti-dilutive. The dilutive effect of FELINE PRIDES for the three months ended September 30, 2002 is 1,614,340 shares. Other dilutive securities totaled 6,383,065 shares for the three months ended September 30, 2002.

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

The income tax provision for the three and nine months ended September 30, 2003 and 2002 is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
	(in thousands of U.S. dollars)
Current tax expense	$26,375	$23,312	$50,094	$28,169
Deferred tax expense (benefit)	40,571	(30,646)	157,451	9,089

Provision for income taxes	$66,946	$(7,334)	$207,545	$37,258

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Unaudited)

The weighted average expected tax provision has been calculated using pre-tax accounting income (loss) in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. A reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate for the nine months ended September 30, 2003 and 2002, is provided below.

	Nine Months Ended September 30
	2003	2002
	(in thousands of U.S. dollars)
Expected tax provision at weighted average rate	$202,144	$33,331
Permanent differences
Tax-exempt interest	(11,621)	(13,589)
Other	4,355	6,166
Goodwill	1,575	—
Net withholding taxes	11,092	11,350

Total provision for income taxes	$207,545	$37,258

The components of the net deferred tax asset at September 30, 2003 and December 31, 2002 are as follows:

	September 30 2003	December 31 2002
	(in thousands of U.S. dollars)
Deferred tax assets
Loss reserve discount	$512,791	$500,061
Unearned premium reserve	114,414	94,566
Foreign tax credits	163,696	133,811
Investments	113,236	123,410
Bad debts	171,844	177,197
Net operating loss carryforward	402,842	518,879
Other	126,850	199,461

Total deferred tax assets	1,605,673	1,747,385

Deferred tax liabilities
Deferred policy acquisition costs	155,787	148,811
Unrealized appreciation on investments	171,796	135,627
Other	39,886	39,372

Total deferred tax liabilities	367,469	323,810

Valuation allowance	135,592	135,592

Net deferred tax asset	$1,102,612	$1,287,983

The valuation allowance of $136 million at September 30, 2003 and December 31, 2002, reflects management’s assessment, based on available information, that it is more likely than not that a portion of the deferred tax asset will not be realized due to the inability of certain foreign subsidiaries to generate sufficient taxable income. Adjustments to the valuation allowances are made when there is a change in management’s assessment of the amount of deferred tax asset that is realizable.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Unaudited)

At September 30, 2003, the Company has net operating loss carryforwards for U.S. federal income tax purposes of approximately $1.2 billion. The net operating loss carryforwards are available to offset future U.S. federal taxable income and, if unutilized, will expire in the years 2018-2022.

14.    Subsidiary issuer information

The following tables present the condensed consolidating financial information for ACE Limited (the “Parent Guarantor”), ACE INA Holdings, Inc. and ACE Financial Services, Inc. (formerly Capital Re Corporation), (the “Subsidiary Issuers”) at September 30, 2003 and December 31, 2002 and for the three and nine months ended September 30, 2003 and 2002. The Subsidiary Issuers are direct or indirect wholly-owned subsidiaries of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor and the Subsidiary Issuers under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings. The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuers.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Unaudited)

Condensed Consolidating Balance Sheet at September 30, 2003

(in thousands of U.S. dollars)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	ACE Financial Services, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	ACE Limited Consolidated
Assets
Total investments and cash	$59,693	$9,305,252	$1,180,455	$11,539,309	$—	$22,084,709
Insurance and reinsurance balances receivable	—	1,988,992	27,693	804,759	—	2,821,444
Reinsurance recoverable	—	11,971,099	—	2,061,309	—	14,032,408
Goodwill	—	2,130,908	96,723	483,199	—	2,710,830
Investments in subsidiaries	8,642,675	—	152,000	(152,000)	(8,642,675)	—
Due from subsidiaries and affiliates, net	267,941	(19,427)	(53,674)	73,101	(267,941)	—
Other assets	57,845	4,278,963	181,507	1,066,792	—	5,585,107

Total assets	$9,028,154	$29,655,787	$1,584,704	$15,876,469	$(8,910,616)	$47,234,498

Liabilities
Unpaid losses and loss expenses	$—	$18,078,932	$94,043	$7,464,161	$—	$25,637,136
Unearned premiums	—	3,739,011	385,858	2,118,229	—	6,243,098
Future policy benefits for life and annuity contracts	—	—	—	479,291	—	479,291
Short-term debt	—	145,980	—	—	—	145,980
Long-term debt	499,409	999,727	—	250,000	—	1,749,136
Trust preferred securities	—	400,000	75,000	—	—	475,000
Other liabilities	182,789	2,721,810	144,853	1,109,449	—	4,158,901

Total liabilities	682,198	26,085,460	699,754	11,421,130	—	38,888,542

Total shareholders’ equity	8,345,956	3,570,327	884,950	4,455,339	(8,910,616)	8,345,956

Total liabilities and shareholders’ equity	$9,028,154	$29,655,787	$1,584,704	$15,876,469	$(8,910,616)	$47,234,498

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)	Includes ACE Limited parent company eliminations.

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Unaudited)

Condensed Consolidating Statement of Operations

For the three months ended September 30, 2003

(in thousands of U.S. dollars)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	ACE Financial Services, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	ACE Limited Consolidated
Net premiums written	$—	$1,266,366	$56,422	$983,343	$—	$2,306,131
Net premiums earned	—	1,257,160	44,439	1,095,926	—	2,397,525
Net investment income	3,314	91,605	11,988	110,967	(3,185)	214,689
Other income (expense)	—	(360)	—	(2,728)	—	(3,088)
Equity in earnings of subsidiaries	383,607	—	—	—	(383,607)	—
Net realized gains (losses) on investments	5,386	1,617	14,936	35,617	—	57,556
Losses and loss expenses	—	894,728	14,452	609,298	—	1,518,478
Life and annuity benefits	—	—	—	44,524	—	44,524
Policy acquisition costs and administrative expenses	29,170	317,396	17,045	275,910	(2,100)	637,421
Interest expense	7,217	32,256	1,658	5,392	(2,175)	44,348
Income tax expense	955	37,988	11,052	16,951	—	66,946

Net income (loss)	$354,965	$67,654	$27,156	$287,707	$(382,517)	$354,965

Condensed Consolidating Statement of Operations

For the three months ended September 30, 2002

(in thousands of U.S. dollars)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	ACE Financial Services, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	ACE Limited Consolidated
Net premiums written	$—	$1,075,787	$42,887	$1,104,113	$—	$2,222,787
Net premiums earned	—	863,326	29,613	1,032,640	—	1,925,579
Net investment income	12,872	76,737	11,703	106,491	(8,063)	199,740
Other income (expense)	—	(14,516)	—	484	—	(14,032)
Equity in earnings of subsidiaries	17,301	—	—	—	(17,301)	—
Net realized losses on investments	(55,564)	(47,386)	(33,012)	(99,320)	—	(235,282)
Losses and loss expenses	—	609,457	4,976	713,359	—	1,327,792
Life and annuity benefits	—	—	—	59,697	—	59,697
Policy acquisition costs and administrative expenses	20,174	235,300	13,487	235,601	(881)	503,681
Interest expense	8,619	35,742	3,017	5,227	(3,926)	48,679
Income tax expense (benefit)	2,326	(2,815)	(7,103)	258	—	(7,334)

Net income (loss)	$(56,510)	$477	$(6,073)	$26,153	$(20,557)	$(56,510)

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)	Includes ACE Limited parent company eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Unaudited)

Condensed Consolidating Statement of Operations

For the nine months ended September 30, 2003

(in thousands of U.S. dollars)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	ACE Financial Services, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	ACE Limited Consolidated
Net premiums written	$—	$3,846,762	$209,166	$3,586,248	$—	$7,642,176
Net premiums earned	—	3,360,354	131,942	3,283,353	—	6,775,649
Net investment income	15,110	266,834	34,791	330,865	(14,552)	633,048
Other income (expense)	—	(1,809)	—	(6,707)	—	(8,516)
Equity in earnings of subsidiaries	1,072,991	—	—	—	(1,072,991)	—
Net realized gains (losses) on investments	(8,594)	38,459	24,527	69,636	—	124,028
Losses and loss expenses	—	2,335,223	38,269	1,887,198	—	4,260,690
Life and annuity benefits	—	—	—	136,582	—	136,582
Policy acquisition costs and administrative expenses	75,521	859,336	53,605	831,445	(6,350)	1,813,557
Interest expense	26,743	97,274	5,027	16,246	(12,332)	132,958
Income tax expense	4,366	128,297	26,367	48,515	—	207,545

Net income (loss)	$972,877	$243,708	$67,992	$757,161	$(1,068,861)	$972,877

Condensed Consolidating Statement of Operations

For the nine months ended September 30, 2002

(in thousands of U.S. dollars)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	ACE Financial Services, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	ACE Limited Consolidated
Net premiums written	$—	$2,887,006	$88,637	$3,108,550	$—	$6,084,193
Net premiums earned	—	2,232,787	78,029	2,550,279	—	4,861,095
Net investment income	41,948	236,989	35,154	313,380	(26,792)	600,679
Other income (expense)	—	(25,587)	—	4,286	—	(21,301)
Equity in earnings of subsidiaries	358,254	—	—	—	(358,254)	—
Net realized losses on investments	(78,248)	(81,859)	(51,933)	(188,844)	—	(400,884)
Losses and loss expenses	—	1,557,630	10,818	1,573,438	—	3,141,886
Life and annuity benefits	—	—	—	106,004	—	106,004
Policy acquisition costs and administrative expenses	53,263	607,442	36,764	667,787	(2,643)	1,362,613
Interest expense	16,745	116,374	9,564	14,482	(10,532)	146,633
Income tax expense	6,751	23,330	(5,664)	12,841	—	37,258

Net income (loss)	$245,195	$57,554	$9,768	$304,549	$(371,871)	$245,195

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)	Includes ACE Limited parent company eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the nine months ended September 30, 2003

(in thousands of U.S. dollars)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	ACE Financial Services, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	ACE Limited Consolidated
Net cash flows from (used for) operating activities	$(117,372)	$1,040,898	$162,121	$1,553,490	$2,639,137

Cash flows from investing activities
Purchases of fixed maturities	(20,448)	(4,616,326)	(346,596)	(9,506,999)	(14,490,369)
Purchases of equity securities	—	(44,076)	—	(31,388)	(75,464)
Sales of fixed maturities	60,133	2,624,522	191,024	8,224,062	11,099,741
Sales of equity securities	—	56,364	—	51,509	107,873
Maturities of fixed maturities	—	—	3,000	91,612	94,612
Net realized gains (losses) on investment derivatives	(9,222)	—	—	27,724	18,502
Other	—	(39,167)	—	(21,302)	(60,469)

Net cash flows from (used for) investing activities	$30,463	$(2,018,683)	$(152,572)	$(1,164,782)	$(3,305,574)

Cash flows from financing activities
Dividends paid on Ordinary Shares	(145,462)	—	—	—	(145,462)
Dividends paid on Mezzanine equity	(9,773)	—	—	—	(9,773)
Dividends paid on Preferred Shares	(11,337)	—	—	—	(11,337)
Net proceeds from issuance of Preferred Shares	556,887	—	—	—	556,887
Proceeds from short-term debt, net	—	40	—	—	40
Advances to (from) affiliates	66,256	—	—	(66,256)	—
Proceeds from exercise of options for Ordinary Shares	36,504	—	—	—	36,504
Proceeds from Ordinary Shares issued under ESPP	7,344	—	—	—	7,344
Capitalization of subsidiaries	(697,393)	667,617	—	29,776	—
Dividends received from subsidiaries	306,000	—	—	(306,000)	—

Net cash flows from (used for) financing activities	$109,026	$667,657	$—	$(342,480)	$434,203

Net increase (decrease) in cash	22,117	(310,128)	9,549	46,228	(232,234)
Cash — beginning of period	2,150	478,161	4,438	178,606	663,355

Cash — end of period	$24,267	$168,033	$13,987	$224,834	$431,121

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the nine months ended September 30, 2002

(in thousands of U.S. dollars)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	ACE Financial Services, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	ACE Limited Consolidated
Net cash flows from (used for) operating activities	$(148,253)	$127,199	$36,047	$1,576,914	$1,591,907

Cash flows from investing activities
Purchases of fixed maturities	(149,170)	(2,231,174)	(480,079)	(9,891,150)	(12,751,573)
Purchases of equity securities	—	(60,165)	—	(94,670)	(154,835)
Sales of fixed maturities	342,097	1,842,602	436,144	8,847,729	11,468,572
Sales of equity securities	—	54,512	—	55,865	110,377
Maturities of fixed maturities	—	—	—	249,426	249,426
Net realized losses on investment derivatives	—	—	—	(117,580)	(117,580)
Settlement of an acquisition-related lawsuit	—	54,380	—	—	54,380
Other	—	—	1,129	(103,540)	(102,411)

Net cash flows from (used for) investing activities	$192,927	$(339,845)	$(42,806)	$(1,053,920)	$(1,243,644)

Cash flows from financing activities
Dividends paid on Ordinary Shares	(122,846)	—	—	—	(122,846)
Dividends paid on Mezzanine equity	(19,246)	—	—	—	(19,246)
Proceeds from short-term debt, net	—	(383,109)	(25,000)	132,981	(275,128)
Proceeds from long-term debt	499,155	(100,000)	—	—	399,155
Advances to (from) affiliates	359,103	—	9,891	(368,994)	—
Repayment of trust preferred securities	—	(400,000)	—	—	(400,000)
Proceeds from exercise of options for Ordinary Shares	40,723	—	—	—	40,723
Proceeds from Ordinary Shares issued under ESPP	7,472	—	—	—	7,472
Capitalization of subsidiaries	(1,098,896)	1,185,956	25,000	(112,060)	—
Dividends received from subsidiaries	260,000	—	—	(260,000)	—

Net cash flows from (used for) financing activities	$(74,535)	$302,847	$9,891	$(608,073)	$(369,870)

Net increase (decrease) in cash	(29,861)	90,201	3,132	(85,079)	(21,607)
Cash — beginning of period	32,525	355,327	1,027	282,502	671,381

Cash — end of period	$2,664	$445,528	$4,159	$197,423	$649,774

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Unaudited)

15.    Segment information

The Company operates through four business segments: Insurance — North American, Insurance — Overseas General, Global Reinsurance and Financial Services. These segments distribute their products through various forms of brokers and agencies. Insurance — North American, Insurance — Overseas General and Global Reinsurance utilize direct marketing programs to reach clients, while Financial Services operates with major U.S. financial guaranty insurers, mortgage guaranty insurers in the U.S., U.K. and Australia, title insurers and European trade credit insurers. Additionally, Insurance — North American has formed Internet distribution channels for some of its products and Global Reinsurance and Financial Services have established relationships with reinsurance intermediaries.

The Insurance — North American segment includes the operations of ACE USA, ACE Canada and ACE Bermuda, excluding the financial solutions business in both the U.S. and Bermuda, which are included in the Financial Services segment. These operations provide a broad range of property and casualty insurance and reinsurance products, including excess liability, excess property, professional lines, aerospace, accident and health coverages and claim and risk management products and services, to a diverse group of commercial and non-commercial enterprises and consumers. The operations of ACE USA also include the run-off operations, which include Brandywine, Commercial Insurance Services, residual market workers’ compensation business, pools and syndicates not attributable to a single business group, the run-off of open market facilities and the run-off results of various other smaller exited lines of business. Run-off operations do not actively sell insurance products, but are responsible for the management of existing policies and related claims.

The Insurance — Overseas General segment consists of ACE International and the insurance operations of ACE Global Markets. ACE International includes ACE INA’s network of indigenous insurance operations, which were acquired in 1999. The segment has four regions of operations: ACE Asia Pacific, ACE Far East, ACE Latin America and the ACE European Group, (which comprises ACE Europe, ACE INA UK Limited and the insurance operations of ACE Global Markets). ACE Global Markets provides funds at Lloyd’s to support underwriting by the Lloyd’s syndicates managed by Lloyd’s managing agencies which are owned by the Company (including for segment purposes Lloyd’s operations owned by ACE Financial Services). The reinsurance operation of ACE Global Markets is included in the Global Reinsurance segment. Companies within the Insurance — Overseas General segment write a variety of insurance products including property, primary and excess casualty, energy, professional risk, marine, trade credit, accident and health, aviation and consumer-oriented products. ACE International provides insurance coverage on a worldwide basis.

The Global Reinsurance segment comprises ACE Tempest Re Bermuda, ACE Tempest Re USA and ACE Tempest Re Europe. These subsidiaries provide property catastrophe, casualty and property reinsurance. Global Reinsurance also includes the operations of ACE Tempest Life Re. The principal business of ACE Tempest Life Re is to provide reinsurance coverage to other life insurance companies.

The Financial Services segment includes the financial guaranty business of ACE Guaranty Corp. and ACE Capital Re International and the financial solutions business in the U.S. and Bermuda. The financial guaranty businesses serve the U.S. domestic and international financial guaranty insurance and reinsurance markets. Their principal business is the insurance and reinsurance of investment grade public finance and asset-backed debt issues (insured and ceded by the primary bond insurance companies), and insurance and reinsurance of credit-default swaps. In addition to financial guaranty business, the companies provide trade credit reinsurance and structured solutions to problems of financial and risk management through reinsurance and other forms of credit enhancement products, as well as mortgage guaranty reinsurance and title reinsurance. The financial solutions

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Unaudited)

business includes insurance and reinsurance solutions to complex risks that generally cannot be adequately addressed by the traditional insurance marketplace. It consists of securitization and risk trading, finite and structured risk products, and retroactive contracts in the form of loss portfolio transfers.

a)	The following tables summarize the operations by segment for the three and nine months ended September 30, 2003 and 2002.

b)	For segment reporting purposes, certain items have been presented in a different manner than in the consolidated financial statements. For segment reporting purposes, net realized gains (losses) and the tax on net realized gains (losses) have been shown separately.

Statement of Operations by Segment

For the three months ended September 30, 2003

(in thousands of U.S. Dollars)

	Insurance — North American	Insurance — Overseas General	Global Reinsurance	Corporate and Other (1)	Consolidated Property & Casualty (2)	Financial Services	ACE Consolidated
Operations Data
Gross premiums written	$1,818,820	$1,200,752	$275,526	$—	$3,295,098	$107,073	$3,402,171
Net premiums written	1,064,794	871,405	217,400	—	2,153,599	105,742	2,259,341
Net premiums earned	990,321	881,942	273,560	—	2,145,823	205,277	2,351,100
Losses and loss expenses	711,987	528,673	133,762	—	1,374,422	144,056	1,518,478
Policy acquisition costs	94,873	170,444	55,975	—	321,292	17,850	339,142
Administrative expenses	103,209	120,595	15,485	31,485	270,774	21,811	292,585

Underwriting income (loss)	80,252	62,230	68,338	(31,485)	179,335	21,560	200,895

Life
Gross premiums written	—	—	48,741	—	—	—	48,741
Net premiums written	—	—	46,790	—	—	—	46,790
Net premiums earned	—	—	46,425	—	—	—	46,425
Life and annuity benefits	—	—	44,524	—	—	—	44,524
Policy acquisition costs	—	—	4,924	—	—	—	4,924
Administrative expenses	—	—	770	—	—	—	770
Net investment income	—	—	9,357	—	—	—	9,357

Underwriting income	—	—	5,564	—	—	—	5,564

Net investment income	99,753	40,110	23,498	(6,343)	157,018	48,314	205,332
Other income (expense)	(697)	(2,414)	607	—	(2,504)	(584)	(3,088)
Interest expense	6,913	1,150	—	34,649	42,712	1,636	44,348
Income tax expense (benefit)	47,383	12,831	2,778	(13,436)	49,556	10,934	60,490

Income (loss) excluding net realized gains (losses)	125,012	85,945	95,229	(59,041)	241,581	56,720	303,865
Net realized gains (losses)	7,893	4,382	10,306	5,386	27,967	29,589	57,556
Tax effect of net realized gains (losses)	115	(427)	58	—	(254)	(6,202)	(6,456)

Net income (loss)	$133,020	$89,900	$105,593	$(53,655)	$269,294	$80,107	$354,965

(1)	Includes ACE Limited, ACE INA Holdings and intercompany eliminations.
(2)	Excludes life reinsurance business.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Unaudited)

Statement of Operations by Segment

For the three months ended September 30, 2002

(in thousands of U.S. Dollars)

	Insurance — North American	Insurance — Overseas General	Global Reinsurance	Corporate and Other (1)	Consolidated Property & Casualty (2)	Financial Services	ACE Consolidated
Operations Data
Gross premiums written	$1,783,574	$1,007,923	$185,474	$—	$2,976,971	$493,225	$3,470,196
Net premiums written	869,008	689,318	131,008	—	1,689,334	476,605	2,165,939
Net premiums earned	654,003	647,308	194,307	—	1,495,618	373,113	1,868,731
Losses and loss expenses	452,643	445,900	101,069	—	999,612	328,180	1,327,792
Policy acquisition costs	54,493	140,860	37,339	—	232,692	17,132	249,824
Administrative expenses	86,031	107,031	10,174	29,894	233,130	15,912	249,042

Underwriting income (loss)	60,836	(46,483)	45,725	(29,894)	30,184	11,889	42,073

Life
Gross premiums written	—	—	58,529	—	—	—	58,529
Net premiums written	—	—	56,848	—	—	—	56,848
Net premiums earned	—	—	56,848	—	—	—	56,848
Life and annuity benefits	—	—	59,697	—	—	—	59,697
Policy acquisition costs	—	—	3,189	—	—	—	3,189
Administrative expenses	—	—	1,626	—	—	—	1,626
Net investment income	—	—	6,927	—	—	—	6,927

Underwriting income (loss)	—	—	(737)	—	—	—	(737)

Net investment income	101,500	28,519	19,298	(2,119)	147,198	45,615	192,813
Other income (expense)	(271)	(230)	554	(14,516)	(14,463)	431	(14,032)
Interest expense	7,595	493	—	37,488	45,576	3,103	48,679
Income tax expense (benefit)	41,661	(3,141)	(1,432)	(21,429)	15,659	6,761	22,420

Income (loss) excluding net realized gains (losses)	112,809	(15,546)	66,272	(62,588)	101,684	48,071	149,018
Net realized gains (losses)	(54,718)	(21,011)	(26,593)	(55,564)	(157,886)	(77,396)	(235,282)
Tax effect of net realized gains (losses)	3,712	7,161	29	—	10,902	18,852	29,754

Net income (loss)	$61,803	$(29,396)	$39,708	$(118,152)	$(45,300)	$(10,473)	$(56,510)

(1)	Includes ACE Limited, ACE INA Holdings and intercompany eliminations.
(2)	Excludes life reinsurance business.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Unaudited)

Statement of Operations by Segment

For the nine months ended September 30, 2003

(in thousands of U.S. Dollars)

	Insurance — North American	Insurance — Overseas General	Global Reinsurance	Corporate and Other (1)	Consolidated Property & Casualty (2)	Financial Services	ACE Consolidated
Operations Data
Gross premiums written	$5,131,214	$3,850,494	$1,086,710	$—	$10,068,418	$756,474	$10,824,892
Net premiums written	2,966,874	2,768,618	1,005,558	—	6,741,050	763,505	7,504,555
Net premiums earned	2,663,089	2,555,787	790,957	—	6,009,833	629,541	6,639,374
Losses and loss expenses	1,860,915	1,540,888	392,674	—	3,794,477	466,213	4,260,690
Policy acquisition costs	278,612	485,251	152,835	—	916,698	45,536	962,234
Administrative expenses	292,663	355,736	44,778	84,528	777,705	60,251	837,956

Underwriting income (loss)	230,899	173,912	200,670	(84,528)	520,953	57,541	578,494

Life
Gross premiums written	—	—	143,702	—	—	—	143,702
Net premiums written	—	—	137,621	—	—	—	137,621
Net premiums earned	—	—	136,275	—	—	—	136,275
Life and annuity benefits	—	—	136,582	—	—	—	136,582
Policy acquisition costs	—	—	11,008	—	—	—	11,008
Administrative expenses	—	—	2,359	—	—	—	2,359
Net investment income	—	—	25,004	—	—	—	25,004

Underwriting income	—	—	11,330	—	—	—	11,330

Net investment income	306,121	113,107	63,293	(23,218)	459,303	148,741	608,044
Other income (expense)	(6,966)	(3,707)	1,893	—	(8,780)	264	(8,516)
Interest expense	21,813	2,016	72	103,850	127,751	5,207	132,958
Income tax expense (benefit)	128,957	60,643	10,287	(40,563)	159,324	27,792	187,116

Income (loss) excluding net realized gains (losses)	379,284	220,653	266,827	(171,033)	684,401	173,547	869,278
Net realized gains (losses)	14,751	(7,053)	26,482	(8,594)	25,586	98,442	124,028
Tax effect of net realized gains (losses)	183	4,745	598	—	5,526	(25,955)	(20,429)

Net income (loss)	$394,218	$218,345	$293,907	$(179,627)	$715,513	$246,034	$972,877

(1)	Includes ACE Limited, ACE INA Holdings and intercompany eliminations.
(2)	Excludes life reinsurance business.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Unaudited)

Statement of Operations by Segment

For the nine months ended September 30, 2002

(in thousands of U.S. Dollars)

	Insurance — North American	Insurance — Overseas General	Global Reinsurance	Corporate and Other (1)	Consolidated Property & Casualty (2)	Financial Services	ACE Consolidated
Operations Data
Gross premiums written	$4,476,260	$2,911,298	$773,649	$—	$8,161,207	$1,299,179	$9,460,386
Net premiums written	2,100,172	1,919,904	682,840	—	4,702,916	1,269,479	5,972,395
Net premiums earned	1,732,934	1,721,892	459,133	—	3,913,959	835,567	4,749,526
Losses and loss expenses	1,176,275	1,082,973	192,748	—	2,451,996	689,890	3,141,886
Policy acquisition costs	146,821	382,383	83,008	—	612,212	57,551	669,763
Administrative expenses	243,604	281,486	26,054	79,214	630,358	42,979	673,337

Underwriting income (loss)	166,234	(24,950)	157,323	(79,214)	219,393	45,147	264,540

Life
Gross premiums written	—	—	115,440	—	—	—	115,440
Net premiums written	—	—	111,798	—	—	—	111,798
Net premiums earned	—	—	111,569	—	—	—	111,569
Life and annuity benefits	—	—	106,004	—	—	—	106,004
Policy acquisition costs	—	—	15,253	—	—	—	15,253
Administrative expenses	—	—	4,260	—	—	—	4,260
Net investment income	—	—	19,124	—	—	—	19,124

Underwriting income	—	—	5,176	—	—	—	5,176

Net investment income	306,801	77,109	62,198	(5,044)	441,064	140,491	581,555
Other income (expense)	(291)	3,592	554	(25,587)	(21,732)	431	(21,301)
Interest expense	24,286	1,414	227	110,348	136,275	10,358	146,633
Income tax expense (benefit)	115,728	9,397	519	(59,993)	65,651	23,702	89,353

Income (loss) excluding net realized gains (losses)	332,730	44,940	224,505	(160,200)	436,799	152,009	593,984
Net realized gains (losses)	(106,164)	(32,186)	(57,236)	(78,248)	(273,834)	(127,050)	(400,884)
Tax effect of net realized gains (losses)	15,433	9,939	189	—	25,561	26,534	52,095

Net income (loss)	$241,999	$22,693	$167,458	$(238,448)	$188,526	$51,493	$245,195

(1)	Includes ACE Limited, ACE INA Holdings and intercompany eliminations.
(2)	Excludes life reinsurance business.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Unaudited)

The following tables summarize the revenues of each segment by product offering for the three and nine months ended September 30, 2003 and 2002.

Net premiums earned by type of premium

Three Months Ended September 30, 2003

	Property & Casualty	Life, Accident & Health	Financial Guaranty	Financial Solutions	ACE Consolidated
	(in millions of U.S. dollars)
Insurance — North American	$958	$32	$—	$—	$990
Insurance — Overseas General	682	200	—	—	882
Global Reinsurance	274	46	—	—	320
Financial Services	—	—	80	125	205

	$1,914	$278	$80	$125	$2,397

Three Months Ended September 30, 2002

	Property & Casualty	Life, Accident & Health	Financial Guaranty	Financial Solutions	ACE Consolidated
	(in millions of U.S. dollars)
Insurance — North American	$635	$19	$—	$—	$654
Insurance — Overseas General	478	169	—	—	647
Global Reinsurance	194	57	—	—	251
Financial Services	—	—	46	327	373

	$1,307	$245	$46	$327	$1,925

Nine Months Ended September 30, 2003

	Property & Casualty	Life, Accident & Health	Financial Guaranty	Financial Solutions	ACE Consolidated
	(in millions of U.S. dollars)
Insurance — North American	$2,558	$105	$—	$—	$2,663
Insurance — Overseas General	1,989	567	—	—	2,556
Global Reinsurance	791	136	—	—	927
Financial Services	—	—	240	389	629

	$5,338	$808	$240	$389	$6,775

Nine Months Ended September 30, 2002

	Property & Casualty	Life, Accident & Health	Financial Guaranty	Financial Solutions	ACE Consolidated
	(in millions of U.S. dollars)
Insurance — North American	$1,671	$62	$—	$—	$1,733
Insurance — Overseas General	1,275	447	—	—	1,722
Global Reinsurance	459	112	—	—	571
Financial Services	—	—	201	634	835

	$3,405	$621	$201	$634	$4,861

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Unaudited)

The following table summarizes the identifiable assets for the property and casualty underwriting operations, including the Financial Services segment, the life reinsurance operations and corporate holding companies, including ACE Limited and ACE INA Holdings at September 30, 2003 and December 31, 2002.

	September 30 2003	December 31 2002
	(in millions of U.S. dollars)
Property and casualty	$44,016	$40,651
Life reinsurance	723	610
Corporate	2,495	2,190

Total assets	$47,234	$43,451

16.     Basis of presentation

Certain items in the prior year financial statements have been reclassified to conform with the current year presentation.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations, financial condition, and liquidity and capital resources as of and for the three and nine months ended September 30, 2003. Our results of operations and cash flows for any interim period are not necessarily indicative of our results for the full year. This discussion should be read in conjunction with our consolidated financial statements and related notes and our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2002.

Safe Harbor Disclosure

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Any written or oral statements made by or on our behalf may include forward-looking statements which reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors (which are described in more detail elsewhere herein and in other documents we file with the Securities and Exchange Commission (SEC)) include, but are not limited to:

•	global political conditions, the occurrence of any terrorist attacks, including any nuclear, biological or chemical events, or the outbreak and effects of war, and possible business disruption or economic contraction that may result from such events;

•	the effects of public company bankruptcies and/or accounting restatements, as well as disclosures by and investigations of public companies relating to possible accounting irregularities, and other corporate governance issues, including the effects of such events on:

•	the capital markets;

•	the markets for directors and officers and errors and omissions insurance; and

•	claims and litigation arising out of such disclosures or practices by other companies;

•	the ability to collect reinsurance recoverable, credit developments of reinsurers and any delays with respect thereto;

•	the occurrence of catastrophe events or other insured or reinsured events with a frequency or severity exceeding our estimates;

•	actual loss experience from insured or reinsured events;

•	the uncertainties of the loss reserving and claims settlement processes, including the difficulties associated with assessing environmental damage and asbestos-related latent injuries, the impact of aggregate policy coverage limits and the impact of bankruptcy protection sought by various asbestos producers and other related businesses;

•	judicial decisions and rulings, new theories of liability and legal tactics;

•	the impact of the September 11 tragedy and its aftermath on our insureds and reinsureds, on the insurance and reinsurance industry, and on the economy in general;

•	uncertainties relating to governmental, legislative and regulatory policies, developments and treaties, which, among other things, could affect coverage and liability for asbestos claims, subject us to insurance regulation or taxation in additional jurisdictions, change the tax rate applicable to us or affect our current operations;

•	the actual amount of new and renewal business, market acceptance of our products, and risks associated with the introduction of new products and services and entering new markets;

•	the competitive environment in which we operate, including trends in pricing or in policy terms and conditions, which may differ from our projections;

•	actions that rating agencies may take from time to time, such as changes in our claims-paying, financial strength or credit ratings;

•	developments in global financial markets, including changes in interest rates, stock markets and other financial markets, and foreign currency exchange rate fluctuations, which could affect our investment portfolio and financing plans;

•	changing rates of inflation and other economic conditions;

•	the amount of dividends received from subsidiaries;

•	loss of the services of any of our executive officers without suitable replacements being recruited in a reasonable time frame;

•	the ability of technology to perform as anticipated; and

•	management’s response to these factors.

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

We believe our accounting policies for these items are of critical importance to our consolidated financial statements. In addition to the discussion that follows, more information regarding the estimates and assumptions required to arrive at these amounts is included in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2002.

Results of Operations—Three and Nine Months Ended September 30, 2003 and 2002

Consolidated Operating Results

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
	(in millions of U.S. dollars)
Gross premiums written	$3,451	$3,528	$10,969	$9,575
Net premiums written	2,306	2,223	7,642	6,084

Net premiums earned	2,397	1,925	6,775	4,861
Losses and loss expenses	1,519	1,328	4,261	3,142
Life and annuity benefits	45	60	137	106
Policy acquisition costs	343	253	973	685
Administrative expenses	293	250	840	678

Underwriting income	$197	$34	$564	$250

Net investment income	216	199	633	600
Net realized gains (losses)	57	(235)	124	(401)
Other income (expense)	(3)	(15)	(8)	(22)
Interest expense	45	48	133	146
Income tax expense (benefit)	67	(8)	207	36

Net income (loss)	$355	$(57)	$973	$245

Loss and loss expense ratio	64.6%	71.0%	64.2%	66.1%
Policy acquisition cost ratio	14.4%	13.4%	14.5%	14.1%
Administrative expense ratio	12.4%	13.3%	12.6%	14.2%
Combined ratio	91.4%	97.7%	91.3%	94.4%

Gross premiums written decreased two percent for the three months ended September 30, 2003, compared with the same period in 2002. For the nine months ended September 30, 2003, gross premiums written increased 15 percent. Gross premiums written reflect the premiums paid by our customers to secure insurance or reinsurance protection from us. Gross premiums written in our property and casualty businesses (P&C) increased 11 percent and 23 percent for the three and nine months ended September 30, 2003, respectively while our Financial Services business decreased 78 percent and 42 percent, respectively. Most of this decline was due to the absence of new loss portfolio transfer (LPT) and equity collateralized debt obligation (CDO) premiums for the quarter. As discussed later in this report, production in the Financial Services segment can fluctuate dramatically from period to period. Insurance and reinsurance rates in the P&C market increased steadily throughout 2002 and continued to do so in 2003. Property rates in the U.S. have stabilized, while property rates in Europe continue to increase. We believe the property catastrophe reinsurance market has also now stabilized due to the absorption of new capacity and adequate levels of pricing in most areas. We believe casualty rates will continue to rise for the remainder of 2003. Demand for our new product offerings has been good and this has also contributed to the growth in premiums in 2003. Terrorism coverage has been modest and largely limited to insureds that seek the coverage to meet third-party requirements.

Net premiums written, which reflect the premiums we retain after purchasing reinsurance protection, increased four percent for the three months ended September 30, 2003. For the nine months ended September 30, 2003, net premiums written increased 26 percent. Net premiums written in our P&C businesses increased 27 percent and 43 percent for the three and nine months ended September 30, 2003, respectively while our Financial Services business decreased 78 percent and 40 percent, respectively. Our P&C net premiums written are growing more than our P&C gross premiums written because we are retaining more of the business we write. This reflects a conscious decision on our part to focus on direct lines of business and to shift away from heavily reinsured program business.

Net premiums earned, which reflect the portion of net premiums written that were recorded as revenues for the period, increased 25 percent and 39 percent for the three and nine months ended September 30, 2003, respectively. Net premiums earned in our P&C businesses increased 44 percent and 54 percent for the three and nine months ended September 30, 2003, respectively while our Financial Services business had decreases of 45 percent and 25 percent, respectively. The growth in P&C net premiums earned is a result of the growth in P&C net premiums written in 2003 and 2002.

Underwriting results for our P&C and Financial Services business are discussed by reference to the combined ratio, the loss and loss expense ratio, the policy acquisition cost ratio and the administrative expense ratio. We calculate these ratios by dividing the respective expense amounts of our P&C and Financial Services business by net premiums earned from our P&C and Financial Services business. We do not calculate these ratios for the life reinsurance business, because they are not appropriate measures of the underwriting results for that business. The combined ratio is determined by adding the loss and loss expense ratio, the policy acquisition cost ratio and the administrative expense ratio. A combined ratio under 100 percent indicates underwriting income, and a combined ratio exceeding 100 percent indicates underwriting losses.

The loss and loss expense ratio declined for the three and nine months ended September 30, 2003. Our loss and loss expense ratio is impacted by changes in the mix of business written and level of catastrophe losses in a period. We have taken advantage of increasing rates and market opportunities and most of these opportunities are in the casualty insurance and reinsurance areas, where rate increases are accelerating. Casualty business is typically written at higher loss ratios than property business because the loss settlement period for casualty business is longer in duration, and thus we earn more investment income on premiums invested. We have also increased our loss ratio assumptions over the past year in some of our casualty lines in connection with increases we have made in our retained risk levels. The three months ended September 30, 2003 included $42 million of catastrophe losses compared with $100 million for the same quarter in 2002. Our loss and loss expense ratio is also influenced by the size of LPTs written in a particular quarter. LPTs are typically recorded at higher loss ratios than our other lines of business. For the three and nine months ended September 30, 2002, we recorded gross premiums written attributed to LPT business of $187 million and $212 million, respectively, compared with $4 million for the nine months ended September 30, 2003. Also impacting our loss and loss expense ratio is adverse prior period development. For the three months ended September 30, 2003 and 2002, we had adverse prior period development of $60 million and $55 million, respectively. For the nine months ended September 30, 2003 and 2002 adverse prior period development was $106 million and $120 million, respectively. Our segment discussions below contain more information about prior period development.

Our policy acquisition costs include commissions, premium taxes, underwriting and other costs that vary with, and are primarily related to, the production of premium. The policy acquisition cost ratio increased for the three and nine months ended September 30, 2003 due to changes in the mix of business written. We have increased the volume of business generated from Global Reinsurance in ACE Tempest Re USA which typically incurs higher brokerage commissions than business generated in Bermuda or Europe. We have also purchased less reinsurance in the Insurance – North American segment, which has resulted in reduced ceding commissions. Administrative expenses include all other operating costs. Administrative expenses increased to support the growth in our business and partially due to the depreciation of the U.S. dollar, which had the effect of increasing administrative expenses for Insurance – Overseas General. The administrative expense ratio has improved for the three and nine months ended September 30, 2003 due to the significant increase in net premiums earned.

Net investment income increased for the three and nine months ended September 30, 2003, due to higher average invested assets, partially offset by a decline in the investment portfolio’s yield due to the impact of lower interest rates.

Increases in net premiums earned and lower catastrophe losses in 2003 contributed to the higher underwriting income. Our net income increased $412 million and $728 million for the three and nine months ended September 30, 2003, respectively. The increases in the current periods are due to higher underwriting income and the impact of net realized gains in the current year compared with net realized losses in the prior year. This increased net income by $256 million and $452 million for the three and nine months ended September 30, 2003, respectively.

Segment Operating Results — Three and Nine Months Ended September 30, 2003 and 2002

The performance of our management for the P&C and Financial Services segments are measured based on the results achieved in underwriting income and income excluding net realized gains (losses).

Insurance – North American

The Insurance – North American segment comprises our P&C insurance operations in the U.S., Bermuda and Canada. This segment writes a variety of insurance products including property, liability (general liability and workers’ compensation), professional lines (directors and officers (D&O) and errors and omissions coverages (E&O)), marine, program business, accident and health (A&H) — principally being personal accident, aerospace, consumer-oriented products and other specialty lines.

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
	(in millions of U.S. dollars)
Gross premiums written	$1,819	$1,783	$5,131	$4,476
Net premiums written	1,065	869	2,967	2,100

Net premiums earned	990	654	2,663	1,733
Losses and loss expenses	712	453	1,861	1,176
Policy acquisition costs	95	55	279	147
Administrative expenses	103	86	293	244

Underwriting income	$80	$60	$230	$166

Net investment income	100	101	306	306
Other income (expense)	—	—	(6)	—
Interest expense	7	7	22	24
Income tax expense	48	41	129	115

Income excluding net realized gains (losses)	$125	$113	$379	$333
Net realized gains (losses)	8	(55)	15	(107)
Tax effect of net realized gains (losses)	—	4	—	16

Net income	$133	$62	$394	$242

Loss and loss expense ratio	71.9%	69.2%	69.9%	67.9%
Policy acquisition cost ratio	9.6%	8.3%	10.4%	8.5%
Administrative expense ratio	10.4%	13.2%	11.0%	14.0%
Combined ratio	91.9%	90.7%	91.3%	90.4%

Insurance – North American increased gross premiums written two percent and 15 percent for the three and nine months ended September 30, 2003, respectively, compared with the same periods in 2002. This segment continues to benefit from a robust market for casualty lines of business, which represent a growing portion of this segment’s gross premiums written. Despite strong casualty premium production in 2003, the growth in gross premiums written has been moderate compared with levels experienced in prior quarters. This reflects both our decision to exit certain heavily reinsured program business in late 2002 and the stabilization of property rates. Renewal rates for property business in the U.S. were down slightly for the current quarter compared with the significant renewal rate increases experienced for the same quarter in 2002. Overall, property rates are generally at pricing levels that adequately compensate for the exposure being underwritten. During the current quarter, renewal rates on certain longer tail casualty lines, such as workers compensation, continued to rise but at a lower pace than in 2002. Casualty lines that had already experienced significant price increases, such as D&O and umbrella excess business, continued to experience solid rate increases during the current quarter. We expect demand for casualty business to remain strong for the remainder of 2003.

Net premiums written increased at a significantly higher rate than gross premiums written for the three and nine months ended September 30, 2003. Insurance – North American is retaining more of its gross premiums written in order to take advantage of improved market conditions for rates and terms and due to shifts in business mix. ACE Risk Management (ARM) has shifted its business mix away from the heavily reinsured program business and has increased retention of national account business. In addition, ACE Bermuda has grown its professional lines premiums, of which it retains approximately 90 percent. As a result, the retention ratio (the ratio of net premiums written to gross premiums written) for Insurance – North American increased to 58 percent for the nine months ended September 30, 2003, compared with 47 percent for the same period in 2002.

Insurance – North American’s insurance operations are organized into distinct divisions each offering specialized products and services targeted at specific markets.

ACE Westchester Specialty focuses on the wholesale distribution of excess, surplus and specialty P&C products, including wind and earthquake exposures, agri-business and inland marine coverage. ACE Westchester Specialty’s net premiums earned for the three and nine months ended September 30, 2003 increased $68 million and $166 million, respectively, compared with the same periods in 2002. These increases primarily reflect higher casualty writings due to the robust casualty market and growth in agri-business.

ARM, which offers custom coverage solutions for large companies and national accounts reported an increase of $94 million and $254 million for the three and nine months ended September 30, 2003, respectively, compared with the same periods in 2002. ARM’s increase in net premiums earned is driven by new business and increased retention ratios.

Diversified Risk, which writes D&O, E&O, and aerospace business, reported a $76 million and $215 million increase in net premiums earned for the three and nine months ended September 30, 2003, respectively, compared with the same periods in 2002. The primary drivers of this growth are the professional lines, which have been experiencing a favorable rate environment and more restrictive policy terms and conditions.

Specialty Property and Casualty (Specialty P&C) provides worldwide risk protection for U.S.-based multi-national companies. As a result of new business and higher renewal rates, Specialty P&C’s net premiums earned for the three and nine months ended September 30, 2003 increased $23 million and $67 million, respectively, compared with the same periods in 2002.

ACE Bermuda, which specializes in providing professional lines and excess liability coverage, reported an increase in net premiums earned of $29 million and $111 million for the three and nine months ended September 30, 2003, respectively, compared with the same periods in 2002. ACE Bermuda benefited from both higher renewal rates and increased volume of new business.

ACE Casualty Risk was established in 2002 to offer casualty excess, umbrella and environmental liability products in the commercial market. ACE Casualty Risk reported increases in net premiums earned of $18 million and $47 million for the three and nine months ended September 30, 2003, respectively, compared with the same periods in 2002. ACE Casualty Risk’s increase in net premiums earned is a result of new umbrella liability business.

Insurance—North American’s other divisions include the Consumer Solutions group, the Accident and Health group, ACE USA Warranty, the run-off operations and our insurance-related service operations. Net premiums earned for these divisions increased $28 million and $70 million for the three and nine months ended September 30, 2003, respectively, compared with the same periods in 2002. Contributing to this increase was higher premium volume for the Accident and Health group, which commenced operations in 2001 and is experiencing strong demand for personal accident coverage. In addition, the Consumer Solutions group also reported strong increases in net premiums earned.

The loss and loss expense ratio increased slightly for the three and nine months ended September 30, 2003 compared with the same periods in 2002. Insurance – North American continues to increase its retention ratio and its writings of longer tail casualty business, which typically carries a higher loss and loss expense ratio than property business. Hurricane related losses were $20 million for the three and nine months ended September 30, 2003, compared with no such losses in 2002. These losses added 2.0 and 0.8 percentage points to Insurance – North American’s loss and loss expense ratio for the three months and nine months ended September 30, 2003, respectively. Additionally, Insurance – North American incurred adverse prior period development of $30 million and $26 million for the three months ended September 30, 2003 and 2002, respectively, contributing 3.0 and 4.0 percentage points to the loss and loss expense ratio. The 2003 development was primarily for a few large individual casualty case reserves for discontinued lines, partially offset by favorable prior period development on property business. For the nine months ended September 30, 2003 and 2002, Insurance – North American experienced adverse prior period development of $77 million and $44 million, respectively, primarily related to casualty lines contributing 2.9 and 2.5 percentage points to the loss and loss expense ratio.

The policy acquisition cost ratio increased for the three and nine months ended September 30, 2003 compared with the same periods in 2002 reflecting our decision to purchase less reinsurance, which has resulted in reduced ceding commissions for Insurance – North American. The administrative expense ratio declined due to the increase in net premiums earned. Administrative expenses increased mainly due to the increased costs associated with servicing the growth in Insurance – North American’s product lines.

Income excluding net realized gains (losses) increased 11 percent and 14 percent for the three and nine months ended September 30, 2003 as a result of higher underwriting income.

Insurance – Overseas General

The Insurance – Overseas General segment comprises ACE International, our network of indigenous insurance operations, and the insurance operations of ACE Global Markets, our Lloyd’s operation. The Insurance – Overseas General segment writes a variety of insurance products including property, liability, financial lines (D&O and E&O), marine, A&H — principally being personal accident, aerospace and consumer-oriented products.

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
	(in millions of U.S. dollars)
Gross premiums written	$1,200	$1,008	$3,850	$2,911
Net premiums written	872	690	2,769	1,920

Net premiums earned	882	647	2,556	1,722
Losses and loss expenses	529	446	1,541	1,083
Policy acquisition costs	170	140	485	382
Administrative expenses	121	107	356	282

Underwriting income (loss)	$62	$(46)	$174	$(25)

Net investment income	40	28	113	77
Other income (expense)	(3)	(1)	(4)	3
Interest expense	1	1	2	2
Income tax expense (benefit)	12	(4)	60	9

Income (loss) excluding net realized gains (losses)	$86	$(16)	$221	$44
Net realized gains (losses)	4	(21)	(7)	(32)
Tax effect of net realized gains (losses)	—	7	5	10

Net income (loss)	$90	$(30)	$219	$22

Loss and loss expense ratio	59.9%	68.9%	60.3%	62.9%
Policy acquisition cost ratio	19.3%	21.8%	19.0%	22.2%
Administrative expense ratio	13.7%	16.5%	13.9%	16.3%
Combined ratio	92.9%	107.2%	93.2%	101.4%

Insurance – Overseas General reported 19 percent and 32 percent increases in gross premiums written for the three and nine months ended September 30, 2003, respectively, compared with the same periods in 2002. ACE International and ACE Global Markets both experienced improved market conditions across most lines of business.

ACE International’s P&C operations are organized geographically along product lines. Property insurance products include traditional commercial fire coverage as well as energy industry-related coverages. Principal casualty products are commercial general liability and liability coverage for multinational organizations. The A&H insurance operations provide coverage to individuals and groups outside of U.S. insurance markets. ACE International’s gross premiums written increased 24 percent to $849 million and 39 percent to $2.7 billion for the three and nine months ended September 30, 2003, respectively. The increases are driven by higher rates and new business across most regions and also due to the weakening of the U.S. dollar against the pound sterling, Euro and yen during the period. The depreciation of the U.S. dollar against the major currencies accounted for approximately 7 and 10 percentage points of the increase in gross premiums written for the three and nine months ended September 30, 2003, respectively. ACE Europe, which accounts for about 60 percent of ACE International’s gross premiums written, continues to experience rising rates and growth in new policies for casualty business. Additionally, ACE Europe’s A&H lines have contributed positive growth due to strong volume increases. Property rates in Europe are increasing at a slower rate, while casualty lines rate increases are accelerating. We expect no significant change in P&C rate momentum in Europe for the remainder of 2003. ACE Asia Pacific reported production growth for P&C lines due to increases in new business and A&H lines due to favorable results from direct marketing channels in Korea and Taiwan. ACE Latin America reported strong demand for A&H products in Mexico and Brazil, and growth in new P&C policies. ACE Far East production declined due primarily to the adverse effect of the SARS epidemic on travel accident insurance.

ACE Global Markets primarily underwrites P&C insurance through Lloyd’s Syndicate 2488 and ACE INA UK. The main lines of business include aviation, property, energy, professional lines, marine, political risk and A&H. ACE Global Markets’ gross premiums written increased eight percent to $351 million and 19 percent to $1.1 billion for the three and nine months ended September 30, 2003, respectively. The increase is driven by continued improvement in market conditions. However, price increases have begun to stabilize in a number of areas, with the notable exception of financial lines, where rates continue to rise. Better terms and conditions continue to be experienced in all product lines. The retention ratio at ACE Global Markets has increased to 72 percent for the nine months ended September 30, 2003, compared with 54 percent for the same period in 2002. This increase is due to the reinsurance premiums we incurred in 2002 associated with reinsurance arrangements put into place following a revision of our underwriting strategy and the rebuilding of our reinsurance cover following the September 11 tragedy. In late 2002, we received approval from the U.K. insurance regulator, the Financial Services Authority (FSA-U.K.), to use ACE INA UK as our London-based FSA-U.K.-regulated company to underwrite U.K. and Continental Europe insurance and reinsurance business. For the 2003 underwriting year, approximately 25 percent of ACE Global Markets’ gross premiums written has been underwritten through ACE INA UK, with most of this business emanating from the energy, financial lines and property classes.

The table below shows net premiums earned by each of the Insurance – Overseas General segment’s key components for the three and nine months ended September 30, 2003 and 2002.

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
	(in millions of U.S. dollars)
ACE International	$638	$466	$1,808	$1,237
ACE Global Markets	244	181	748	485

Net premiums earned	$882	$647	$2,556	$1,722

ACE International’s increase in net premiums earned is attributed to P&C and A&H lines across all geographical regions, with the exception of ACE Far East where growth in net premiums written has been minimal. The increase in net premiums earned is principally driven by growth in net premiums written over the last several quarters and additionally the appreciation of foreign currencies against the U.S. dollar. ACE Global Markets’ increase in net premiums earned is a result of higher net premiums written across most of its product lines, particularly the financial lines, aviation, property and energy portfolios.

The loss and loss expense ratio for Insurance – Overseas General improved for the three and nine months ended September 30, 2003, respectively, compared with the same periods in 2002. The three months ended September 30, 2002 included $68 million of catastrophe losses related to the European floods. During the three months ended September 30, 2003, this segment incurred $10 million of catastrophe losses principally related to Hurricanes Fabian and Isabel. Adverse prior period development for the three months ended September 30, 2003 and 2002 was $35 million and $25 million, respectively. For the nine months ended September 30, 2003 and 2002, Insurance – Overseas General experienced adverse development of $46 million and $50 million, respectively. The development for the three and nine months ended September 30, 2003 relates primarily to ACE International’s casualty and consumer lines while the development for the three and nine months ended September 30, 2002 related to ACE Global Markets’ losses from satellite and other discontinued lines.

The policy acquisition cost ratio for Insurance – Overseas General improved for the three and nine months ended September 30, 2003, primarily due to a change in business mix. The administrative expense ratio for Insurance – Overseas General improved due to the increase in net premiums earned. ACE International’s administrative expenses increased 17 percent for the three months ended September 30, 2003, due mainly to increased costs associated with supporting business growth across all regions of the world and the depreciation of the U.S. dollar.

Underwriting income increased $108 million and $199 million for the three and nine months ended September 30, 2003, respectively, compared with the same periods in 2002. The increase in underwriting income is primarily due to the increase in net premiums earned and a decrease in catastrophe losses of $58 million for the three and nine months ended September 30, 2003. Income excluding net realized gains (losses) increased significantly for the three and nine months ended September 30, 2003 driven by increased underwriting income and higher net investment income, partially offset by higher income tax expense.

Global Reinsurance

The Global Reinsurance segment comprises ACE Tempest Re Bermuda, ACE Tempest Re USA, ACE Tempest Re Europe, and ACE Tempest Life Re (ACE Life Re). ACE Life Re is our Bermuda-based life reinsurance operation and is addressed separately.

Property and Casualty Reinsurance

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
	(in millions of U.S. dollars)
Gross premiums written	$276	$186	$1,087	$774
Net premiums written	217	131	1,005	683

Net premiums earned	274	194	791	459
Losses and loss expenses	134	101	393	193
Policy acquisition costs	56	37	153	83
Administrative expenses	16	11	45	26

Underwriting income	$68	$45	$200	$157

Net investment income	23	20	63	63
Other income	1	1	2	1
Interest expense	—	—	—	1
Income tax expense (benefit)	3	(1)	10	1

Income excluding net realized gains (losses)	$89	$67	$255	$219
Net realized gains (losses)	9	(23)	36	(44)
Tax effect of net realized gains (losses)	—	—	1	—

Net income	$98	$44	$292	$175

Loss and loss expense ratio	48.9%	52.0%	49.6%	42.0%
Policy acquisition cost ratio	20.4%	19.2%	19.3%	18.1%
Administrative expense ratio	5.7%	5.2%	5.7%	5.6%
Combined ratio	75.0%	76.4%	74.6%	65.7%

Gross premiums written for Global Reinsurance increased 48 percent and 40 percent for the three and nine months ended September 30, 2003, respectively, compared with the same periods in 2002. Over the past two years, the Global Reinsurance segment has expanded into a multi-line global reinsurer that offers a diversified portfolio of products to satisfy client demand. This shift has enabled it to take advantage of the improved P&C market, especially on the casualty side. Significant increases in production were recorded at ACE Tempest Re USA and ACE Tempest Re Europe as these units benefited from higher rates and increased volume for P&C lines first offered in 2002. ACE Tempest Re Bermuda is facing increased competition and lower rates on property catastrophe business following two years of rising prices, and additionally, the Terrorism Risk Insurance Act (TRIA) has reduced demand for its specialty catastrophe business.

Global Reinsurance’s net premiums written increased 66 percent and 47 percent for the three and nine months ended September 30, 2003, respectively, compared with the same periods in 2002. Retention ratios for this segment have increased to 79 percent and 93 percent for the three and nine months ended September 30, 2003, respectively, compared with 70 percent and 88 percent for the same periods in 2002. The increase in retention ratios reflects the decline in reinsurance purchased at ACE Tempest Re Europe and the increasing proportion of ACE Tempest Re USA business, which tends to be written at higher retention ratios than other business in this segment. ACE Tempest Re Europe increased its retention in order to take advantage of improved market conditions.

The table below shows net premiums earned by each of the Global Reinsurance segment’s key components for the three and nine months ended September 30, 2003 and 2002.

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
	(in millions of U.S. dollars)
ACE Tempest Re USA	$127	$53	$325	$113
ACE Tempest Re Europe	55	38	187	97
ACE Tempest Re Bermuda	92	103	279	249

Net premiums earned	$274	$194	$791	$459

Net premiums earned increased 41 percent and 72 percent for the three and nine months ended September 30, 2003, respectively, compared with the same periods in 2002. The increase in net premiums earned in all components is primarily due to the increase in traditional non-catastrophe P&C business. For the nine months ended September 30, 2003, 64 percent of net premiums earned was from traditional non-catastrophe P&C business compared with 43 percent for the same period in 2002.

The loss and loss expense ratio decreased for the three months ended September 30, 2003 compared with the same period in 2002. The decline is due to lower catastrophe losses for the three months ended September 30, 2003 — $12 million, compared with $32 million for the same quarter in 2002. For the nine months ended September 30, 2003, the loss and loss expense ratio increased primarily due to the growth in non-catastrophe P&C business at ACE Tempest Re USA and ACE Tempest Re Europe. Non-catastrophe P&C business typically has higher loss ratios in comparison with property catastrophe business (except in periods with high catastrophe losses), which is mainly written at ACE Tempest Re Bermuda. As Global Reinsurance increases non-catastrophe P&C writing, we expect its loss and loss expense ratio to continue to increase in line with what would be expected from a traditional multi-line reinsurer. Global Reinsurance experienced $3 million of favorable prior period development for the three months ended September 30, 2003, compared with $1 million of adverse prior period development for the same quarter in 2002. For the nine months ended September 30, 2003 and 2002, Global Reinsurance had favorable prior period development of $16 million and $1 million, respectively. The development is related to property catastrophe business at ACE Tempest Re Bermuda, certain short-tail property lines at ACE Tempest Re USA and the aviation line at ACE Tempest Re Europe.

The policy acquisition cost ratio for Global Reinsurance increased due to higher volume for the segment and also the higher proportion of business generated from ACE Tempest Re USA. Business generated in the U.S. typically incurs higher brokerage commissions than business generated in Bermuda or Europe. The administrative expense ratio increased slightly due to increased staffing levels to support the growth in business.

Global Reinsurance’s underwriting income increased 51 percent and 27 percent for the three and nine months ended September 30, 2003, respectively, compared with the same periods in 2002. The increases are primarily a result of higher net premiums earned in the current periods. We expect reduced underwriting margin initially (underwriting income divided by net premiums earned) for Global Reinsurance as its loss and loss expense ratio increases due to its shift of business towards non-catastrophe P&C. Over time, however, we expect income excluding net realized gains (losses) to increase reflecting growth in investment income due to higher average invested assets. Income excluding net realized gains (losses) for Global Reinsurance increased 33 percent and 16 percent for the three and nine months ended September 30, 2003, respectively. This increase is a result of higher underwriting income and net investment income, partially offset by higher income tax expense for the three and nine months ended September 30, 2003.

Life Reinsurance

Our strategic focus at ACE Life Re is to differentiate ourselves in this market, principally by providing reinsurance coverage to other life insurance companies, focusing on guarantees included in certain fixed and variable annuity products. We do not compete on a traditional basis for pure mortality business. The reinsurance transactions we undertake typically help clients — ceding companies — to manage mortality, morbidity, and/or lapse risks embedded in their book of business. We price life reinsurance using actuarial and investment models that incorporate a number of factors, including assumptions for mortality, morbidity, expenses, demographics, persistency, investment returns and inflation.

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
	(in millions of U.S. dollars)
Gross premiums written	$49	$58	$144	$115
Net premiums written	47	57	138	112
Net premiums earned	46	57	136	112
Life and annuity benefits	45	60	137	106
Policy acquisition costs	5	3	11	15
Administrative expenses	—	2	2	5
Net investment income	10	7	25	19

Income (loss) excluding net realized gains (losses)	$6	$(1)	$11	$5
Net realized gains (losses)	1	(4)	(10)	(13)

Net income (loss)	$7	$(5)	$1	$(8)

ACE Life Re’s gross premiums written decreased 16 percent for the three months ended September 30, 2003 primarily because premiums from new variable annuity and life (mortality) business were partially offset by the discontinuation of long-term group disability business. The three months ended September 30, 2002 included $54 million of long-term group disability business, $30 million of which is non-recurring. For the nine months ended September 30, 2003, ACE Life Re reported a 25 percent increase in gross premiums written compared with the same period in 2002, including $10 million from a non-recurring variable annuity transaction, recorded in the first quarter of 2003. The nine months ended September 30, 2002 included $105 million of non-recurring, long-term group disability business. Income (loss) excluding net realized gains (losses) improved for the three and nine months ended September 30, 2003 due to higher investment income and reduced policy benefits for the three months ended September 30, 2003. Investment income is higher because of a higher invested asset base, due to increased production for the nine months ended September 30, 2003.

Financial Services

The Financial Services segment consists of two broad categories: financial guaranty business and financial solutions business. The financial guaranty business provides insurance and reinsurance of financial guaranty exposures, including municipal and non-municipal obligations, credit default swaps (CDSs), mortgage guaranty reinsurance, title cover, and trade credit reinsurance. The financial solutions business includes insurance and reinsurance solutions to complex risks that generally cannot be adequately addressed in the traditional insurance marketplace. Most financial solutions contracts are unique and specifically tailored for an individual client, but generally they are multi-year and contain some form of client participation. Both units write structured finance transactions which are recorded at higher loss and loss expense ratios than other business. These transactions are typically longer-term contracts where profit emerges over the term of the contract and rely on investment income as a component of profitability. Due to the nature of the financial solutions business, premium volume can vary significantly from period to period and, therefore, premiums written in any one period are not indicative of premiums to be written in future periods.

We also write retroactive contracts, including LPTs, which indemnify ceding companies for events that have occurred in prior years. While these types of contracts are generally written in the Financial Services segment, they can also be written in other segments, including the life reinsurance group. These contracts, which meet the established criteria for reinsurance accounting under GAAP, are recorded in the statement of operations when written and generally result in large one-time written and earned premiums with comparable incurred losses. These contracts, when written, can cause significant variances in gross premiums written, net premiums written, net premiums earned, net incurred losses, the loss and loss expense ratio and the policy acquisition cost ratio. At the time one of these contracts is written, we make certain assumptions with respect to the ultimate amount and timing of payments in order to establish loss and loss expense reserves. As with most loss reserves, the actual amount and timing of payments may result in loss and loss expenses which are greater or less than the reserves initially provided.

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

Certain products we issue in the Financial Services segment — mainly those related to credit protection — meet the definition of a derivative under Financial Accounting Standards (FAS) No. 133 “Accounting for Derivative Instruments and Hedging Activities” (FAS 133), and must be recorded at fair value. These products consist primarily of CDSs. We recorded, in net realized gains (losses), a gain of $76 million for the nine months ended September 30, 2003, due principally to changes in the market value of these instruments and the reclassification of losses from net realized gains (losses) to losses and loss expenses as a result of recording loss reserves on certain contracts. This compares with a loss of $97 million for the same period in 2002. The level of such gains and losses is dependent upon a number of factors including changes in credit spreads, probability of default and other market factors. Net premiums earned relating to CDS transactions for the nine months ended September 30, 2003 were $127 million compared with $104 million for the same period in 2002. Net losses incurred relating to CDSs for the nine months ended September 30, 2003 were $98 million compared with $92 million for the same period in 2002.

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
	(in millions of U.S. dollars)
Gross premiums written	$107	$493	$757	$1,299
Net premiums written	105	476	763	1,269

Net premiums earned	205	373	629	835
Losses and loss expenses	144	328	466	690
Policy acquisition costs	17	18	45	58
Administrative expenses	22	15	60	42

Underwriting income	$22	$12	$58	$45

Net investment income	49	46	149	141
Other income (expense)	(1)	—	—	—
Interest expense	2	3	5	10
Income tax expense	11	7	28	24

Income excluding net realized gains (losses)	$57	$48	$174	$152
Net realized gains (losses)	29	(77)	98	(127)
Tax effect of net realized gains (losses)	(6)	19	(26)	27

Net income (loss)	$80	$(10)	$246	$52

Loss and loss expense ratio	70.2%	88.0%	74.0%	82.6%
Policy acquisition cost ratio	8.7%	4.6%	7.2%	6.9%
Administrative expense ratio	10.6%	4.2%	9.6%	5.1%
Combined ratio	89.5%	96.8%	90.8%	94.6%

Gross premiums written decreased 78 percent and 42 percent for the three and nine months ended September 30, 2003, respectively, compared with the same periods in 2002. The Financial Services segment has significantly reduced guarantees of equity layer CDOs and experienced a sharp decline in LPT volume.

Gross premiums written for the financial guaranty operations decreased 24 percent to $112 million for the three months ended September 30, 2003, compared with $147 million for the same period in 2002. The decrease is primarily attributed to equity layer CDOs, which declined $110 million for the three months ended September 30, 2003 compared with the same period in 2002. We have significantly reduced writing this type of business due to presently unfavorable pricing terms. Municipal production increased as strong cession activity continued for the three months ended September 30, 2003. In addition, the financial guaranty operations continue to execute the strategy of writing direct business and recorded several transactions during the three months ended September 30, 2003. In the second quarter of 2003, the financial guaranty operations negotiated improved terms and reduced ceding commission costs on reinsurance treaty business, which positively impacted the policy acquisition cost ratio for the three months ended September 30, 2003. Underwriting income increased 14 percent to $16 million for the three months ended September 30, 2003, compared with $14 million for the same period in 2002. For the nine months ended September 30, 2003, financial guaranty gross premiums written increased 20 percent compared with the same period in 2002. Production increased across all lines except for the mortgage and equity layer CDO lines. Municipal business increased as low interest rates continue to drive strong issuance activity with volume in the new issue market reaching record levels. Additionally, the senior layer CDO business, non-municipal and trade credit lines posted strong production gains. The financial guaranty operations have ceased writing single name corporate credit default swaps due to current market conditions and in order to diversify its book of business. Mortgage production declined due to the higher level of refinancing activity in the U.S. mortgage market and additionally due to the natural run-off of older business. For the nine months ended September 30, 2003, the policy acquisition cost ratio increased due to a change in business mix whereby a greater portion of the business, specifically municipal, non-municipal and trade credit lines, incurs commission costs. Administrative expenses were greater as a result of an increase in staff needed to support the growing direct business in the financial guaranty operations. Underwriting income increased 15 percent to $46 million for the nine months ended September 30, 2003, compared with $40 million for the same period in 2002. The increase in underwriting income is primarily attributed to the increase in net premiums earned.

Gross premiums written for the financial solutions operations decreased to $(5) million and $405 million for the three and nine months ended September 30, 2003, respectively, compared with $346 million and $1 billion for the same periods in 2002. This unit wrote little new business in the three months ended September 30, 2003 and incurred negative premiums due to the assignment of an equity CDO. The three and nine months ended September 30, 2002 included gross premiums written attributed to LPTs of $187 million and $212 million, respectively, compared with $4 million for the current periods. Additionally, the prior year periods were bolstered by several large, multi-year prospective, structured programs sold. Net premiums earned for the three and nine months ended September 30, 2003 were $125 million and $389 million, respectively, compared with $327 million and $634 million for the same periods in 2002. The current year net premiums earned consist primarily of business written in prior periods. The financial solutions operations reported an increase in underwriting income of $8 million to $6 million and $7 million to $12 million for the three and nine months ended September 30, 2003, respectively, compared with the same periods in 2002. Underwriting income increased due to lower combined ratios in the current periods due to lower LPT business. The administrative expense ratio for the three and nine months ended September 30, 2003 increased as a result of lower net premiums earned and increased staffing costs.

The Financial Services segment experienced $2 million of favorable prior period development in the current quarter compared with $3 million of adverse prior period development for the same period in 2002. For the nine months ended September 30, 2003, this segment had $1 million of favorable prior period development, compared with $27 million of adverse prior period development for the same period in 2002. Financial Services’ reported an increase in income excluding realized gains (losses) for the three and nine months ended September 30, 2003, compared with the same period in 2002. The increase is a result of higher underwriting income and net investment income and also a reduction in interest expense. Net investment income increased due to higher average invested assets and interest expense decreased due to repayment of debt in the fourth quarter of 2002.

Net Investment Income

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
	(in millions of U.S. dollars)
Insurance – North American	$100	$101	$306	$306
Insurance – Overseas General	40	28	113	77
Global Reinsurance – P&C	23	20	63	63
Global Reinsurance – Life	10	7	25	19
Financial Services	49	46	149	141
Corporate and other	(6)	(3)	(23)	(6)

Net investment income	$216	$199	$633	$600

Net investment income is influenced by a number of factors, including the amounts and timing of inward and outward cash flows; the level of interest rates; and changes in overall asset allocation. Net investment income increased nine percent and six percent for the three and nine months ended September 30, 2003, respectively, compared with the same periods in 2002. The increased net investment income is due to the positive operating cash flows during 2003 and 2002 that resulted in a higher average invested asset base. This positive impact on investment income was partially offset by a decline in the investment portfolio’s yield due to the impact of lower interest rates on investment of new cash and reinvestment of maturing securities. The average yield on fixed maturities declined to 4.0 percent at September 30, 2003 compared with 4.4 percent at December 31, 2002.

Net Realized Gains (Losses)

Our investment strategy takes a long-term view, and our investment portfolio is actively managed to maximize total return within certain specific guidelines, designed to minimize risk. Our investment portfolio is reported at fair value. The effect of market movements on our investment portfolio impact income (through net realized gains (losses)) when securities are sold, when “other than temporary” impairments are recorded on invested assets or when derivatives, including financial futures and options, interest rate swaps and credit-default swaps, are marked to fair value or are settled. Changes in unrealized appreciation and depreciation, which result from the revaluation of securities held, are reported as a separate component of accumulated other comprehensive income in shareholders’ equity. The following table presents our pre-tax net realized gains (losses) for the three and nine months ended September 30, 2003 and 2002.

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
	(in millions of U.S. dollars)
Fixed maturities and short-term investments	$16	$ (16)	$ 77	$ (54)
Equity securities	1	(55)	(53)	(55)
Financial futures, options and interest rate swaps	13	(113)	19	(197)
Fair value adjustment on credit derivatives	26	(51)	76	(97)
Currency	3	(2)	18	(1)
Other investments	(2)	2	(13)	3

Total net realized gains (losses)	$57	$(235)	$124	$(401)

Given our total return objective for our investment portfolio, we may sell securities at a loss due to changes in the investment environment, our expectation that fair value may deteriorate further, our desire to reduce our exposure to an issuer or an industry, and changes in the credit quality of the security.

FAS 133 requires us to recognize all derivatives as either assets or liabilities on our consolidated balance sheet, and measure them at fair value. We record the gains and losses resulting from the fair value measurement of derivatives in net realized gains (losses). Our involvement with derivative instruments and transactions is primarily to offer protection to others or to mitigate our own risk; we do not consider such transactions to be speculative. For the three and nine months ended September 30, 2003, we recorded net realized gains of $39 million and $95 million, respectively on derivative transactions, compared with net realized losses of $164 million and $294 million for the same periods in 2002.

For the three and nine months ended September 30, 2003, we recorded net realized gains of $13 million and $19 million, respectively on financial futures and option contracts and interest rate swaps, compared with net realized losses of $113 million and $197 million for the same periods in 2002. The interest rate swaps are designed to reduce the negative impact of increases in interest rates on our fixed maturity portfolio. We recorded gains of $8 million on our Standard and Poor’s (S&P) equity index futures contracts as the S&P 500 equity index increased two percent during the current quarter. We use foreign currency forward contracts to minimize the effect of fluctuating foreign currencies on certain non-U.S. dollar holdings in our portfolio that are not specifically matching foreign currency liabilities. These contracts are not designated as specific hedges and, in accordance with FAS 133, we record all realized and unrealized gains and losses on these contracts as net realized gains (losses) in the period in which the currency values change.

We regularly review our investment portfolio for possible impairment based on criteria including economic conditions, credit loss experience and issuer-specific developments. If there is a decline in a security’s net realizable value, we must determine whether that decline is temporary or “other than temporary”. If we believe a decline in the value of a particular investment is temporary, we record it as an unrealized loss in our shareholders’ equity. If we believe the decline is “other than temporary”, we write down the carrying value of the investment and record a net realized loss in our statement of operations. The decision to recognize a decline in the value of a security carried at fair value as “other than temporary” rather than temporary has no impact on our book value.

Our net realized gains (losses) for the three months ended September 30, 2003 included $6 million of write-downs of fixed maturity investments, $7 million of write-downs of equity securities and $4 million of write-downs of other investments as a result of conditions which caused us to conclude the decline in fair value of the investment was “other than temporary”. This compares with $33 million of write-downs of fixed maturity investments and $53 million of write-downs of equity securities in the same quarter last year. During the nine months ended September 30, 2003, we recognized losses for impairments of $25 million of fixed maturity investments, $61 million of equity securities and $20 million of other investments compared with $76 million of write-downs of fixed maturity investments and $54 million of write-downs of equity securities in the prior year. For the nine months ended September 30, 2003, we recorded net realized losses of $13 million on other investments, which included $20 million in impairments primarily on private equity partnerships.

The process of determining whether a decline in value is temporary or “other than temporary” is subjective and differs by type of security. In addition to issuer-specific financial information and general market or industry conditions, we also consider our ability and intent to hold the security to maturity or until market value recovers to a level in excess of cost. As a result of our periodic review process, we have determined that there currently is no need to sell any of these securities to fund anticipated payments. We have described below, by type of security, our process for reviewing our investments for possible impairment.

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

The following table summarizes, for all securities in an unrealized loss position at September 30, 2003 (including securities on loan), the aggregate fair value and gross unrealized loss by length of time the amounts have continuously been in an unrealized loss position.

	September 30, 2003 Gross Unrealized Loss
	Fair value	0-6 months	7-12 months	Over 12 months	Total
	(in millions of U.S. dollars)
Fixed maturities	$2,858	$40	$11	$2	$53
Equities	70	2	1	1	4
Other investments	75	—	—	—	—

Total	$3,003	$42	$12	$3	$57

Other Income and Expense Items

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
	(in millions of U.S. dollars)
Other income (expense)	$(3)	$(15)	$(8)	$(22)

Interest expense	$45	$48	$133	$146

Income tax expense (benefit)	$67	$(8)	$207	$36

The majority of the $8 million in other expense for the nine months ended September 30, 2003 relates to goodwill impairments during the first quarter. Goodwill was re-tested for impairment during the three months ended March 31, 2003. Based on a profitability review, we recognized goodwill impairments of $6 million pertaining to two majority-owned warranty program administration companies.

The decrease in interest expense is a result of a reduction in outstanding trust preferred securities and short-term debt for the three and nine months ended September 30, 2003 compared with the same periods in 2002. During the nine months ended September 30, 2002, we repaid $400 million of trust preferred securities.

The increase in income tax expense is attributable to the increase in income in taxable jurisdictions for the three and nine months ended September 30, 2003. We reported an income tax benefit for the three months ended September 30, 2002 due to our net loss for that quarter. Our effective tax rate on income excluding net realized gains (losses) for the nine months ended September 30, 2003, was 18 percent, compared with 13 percent for the same period in 2002. Our effective tax rate is dependent upon the mix of earnings from different jurisdictions with various tax rates; a different geographic mix of actual earnings would change the effective tax rate. For the remainder of 2003, we expect that our effective tax rate will be in the 18-20 percent range.

Investments and Cash

Our principal investment objective is to ensure that funds are available to meet our insurance and reinsurance obligations. Within this broad liquidity constraint, the purpose of our investment portfolio’s structure is to maximize total return subject to specifically approved guidelines of overall asset classes; credit quality; and liquidity and volatility of expected returns. Our investment portfolio is invested primarily in fixed income securities with an average credit quality of AA, as rated by the independent investment rating service S&P. The portfolio is externally managed by independent, professional, investment managers. The average duration of our fixed income securities, including the effect of interest rate swaps, is 3.4 years at September 30, 2003 compared with 3.1 years at December 31, 2002. Our other investments principally comprise direct investments, investments in investment funds and investments in limited partnerships.

The following table identifies our invested assets at fair value and cost/amortized cost, by type held, at September 30, 2003 and December 31, 2002.

	September 30, 2003		December 31, 2002
	Fair Value	Cost/ Amortized Cost	Fair Value	Cost/ Amortized Cost
	(in millions of U.S. dollars)
Fixed maturities	$17,413	$16,713	$14,420	$13,791
Equity securities	460	371	411	442
Securities on loan	596	549	293	286
Short-term investments	2,520	2,520	1,885	1,885
Other investments	665	625	652	622
Cash	431	431	663	663

Total investments and cash	$22,085	$21,209	$18,324	$17,689

We also gain exposure to equity markets through the use of derivative instruments. The combined equity exposure through both our equity portfolio and derivative instruments was valued at $565 million and $603 million at September 30, 2003 and December 31, 2002, respectively. The increase of $3.8 billion in total investments and cash is due to positive cash flows from operations due to strong premium volume, increased unrealized gains and the issuance of preferred shares. Offsetting these increases were dividends paid of $167 million during the nine months ended September 30, 2003.

The following tables show the market value of our fixed income portfolio, short-term investments, securities on loan and cash at September 30, 2003. The first table lists elements according to type, and the second according to S&P credit rating.

	Market Value	Percentage of Total
	(in millions of U.S. dollars)
Treasury	$1,010	4.8%
Agency	1,170	5.6%
Corporate	7,718	36.8%
Mortgage-backed securities	4,235	20.2%
Asset-backed securities	519	2.5%
Municipal	1,329	6.3%
Non-U.S.	2,028	9.7%
Cash and short-term investments	2,951	14.1%

Total	$20,960	100%

	Market Value	Percentage of Total
	(in millions of U.S. dollars)
AAA	$10,376	49.5%
AA	3,661	17.5%
A	3,366	16.1%
BBB	1,742	8.3%
BB	764	3.6%
B	973	4.6%
Other	78	0.4%

Total	$20,960	100%

At September 30, 2003, our fixed maturity investment portfolio included below-investment grade securities and non-rated securities which, in total, comprised approximately nine percent of our fixed income portfolio. Below-investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss from default by the borrower is significantly greater with below-investment grade securities. Below-investment grade securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, issuers of below-investment grade securities usually have higher levels of debt and are more sensitive to adverse economic conditions such as recession or increasing interest rates, than are investment grade issuers. We attempt to reduce the overall risk in the below-investment grade portfolio, as in all investments, through careful credit analysis, strict investment policy guidelines, and diversification by issuer and/or guarantor as well as by industry.

Unpaid Losses and Loss Expenses

We establish reserves for the estimated unpaid ultimate liability for losses and loss expenses under the terms of our policies and agreements. These reserves take into account estimates both for claims that have been reported and for incurred but not reported (IBNR), and include estimates of expenses associated with processing and settling claims. The table below presents a rollforward of our unpaid losses and loss expenses for the nine months ended September 30, 2003.

	Gross Losses	Reinsurance Recoverable	Net Losses
	(in millions of U.S. dollars)
Balance at December 31, 2002	$24,315	$12,997	$11,318
Losses and loss expenses incurred	7,453	3,192	4,261
Losses and loss expenses paid	(6,403)	(3,204)	(3,199)
Other (including foreign exchange revaluation)	272	120	152

Balance at September 30, 2003	$25,637	$13,105	$12,532

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

We continually evaluate our reserve estimates taking into account new information and discussion and negotiation with our insureds. While we believe our reserve for unpaid losses and loss expenses at September 30, 2003 is adequate, new information or trends may lead to future developments in ultimate losses and loss expenses significantly greater or less than the reserve provided, which could have a material adverse effect on future operating results. More information relating to our loss reserves is included in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2002.

Reinsurance

One of the ways we manage our loss exposure is through the use of reinsurance. While reinsurance agreements are designed to limit our losses from large exposures and permit recovery of a portion of direct unpaid losses, reinsurance does not relieve us of liability to our insureds. Accordingly, the loss and loss expense reserves on our balance sheet represent our total unpaid gross losses. The reinsurance recoverable represents anticipated recoveries of a portion of those gross unpaid losses as well as amounts recoverable from reinsurers with respect to claims paid. The table below presents our net reinsurance recoverable at September 30, 2003 and December 31, 2002.

	September 30 2003	December 31 2002
	(in millions of U.S. dollars)
Reinsurance recoverable on paid losses and loss expenses	$1,297	$1,363
Bad debt reserve on paid losses and loss expenses	(385)	(378)
Reinsurance recoverable on future policy benefits	15	9
Reinsurance recoverable on unpaid losses and loss expenses	13,655	13,558
Bad debt reserve on unpaid losses and loss expenses	(550)	(561)

Net reinsurance recoverable	$14,032	$13,991

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

Following is a breakdown of our reinsurance recoverable on paid losses at September 30, 2003 and December 31, 2002:

	September 30, 2003			December 31, 2002
Category	Amount	Bad Debt Reserve	% of Total Reserve	Amount	Bad Debt Reserve	% of Total Reserve
	(in millions of U.S. dollars)
General collections	$765	$46	6.0%	$848	$43	5.1%
Other	532	339	63.7%	515	335	65.0%

Total	$1,297	$385	29.7%	$1,363	$378	27.7%

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

Asbestos and Environmental Claims

Included in our liabilities for losses and loss expenses are liabilities for asbestos, environmental and latent injury damage claims and expenses (A&E). These claims are principally related to claims arising from remediation costs associated with hazardous waste sites and bodily-injury claims related to asbestos products and environmental hazards. These amounts include provision for both reported and IBNR claims. In January 2003, we completed an internal review of our A&E reserves. This review resulted in us increasing our gross A&E reserve, for the year ended December 31, 2002, by $2.2 billion, offset by $1.9 billion of reinsurance recoverable, including $533 million of reinsurance purchased from the National Indemnity Company (NICO) as part of the ACE INA Acquisition. After an addition to our bad debt provision of $145 million and our ten percent participation in the NICO cover, our net incurred loss was $516 million ($354 million after income tax) and was recorded in the fourth quarter of 2002. In addition to our internal review, the normal, biennial, reserve review by an independent, actuarial consulting firm, required by the Pennsylvania Insurance Department when Brandywine was established, was completed in February 2003. Our A&E reserves, taking into account the additions for the quarter ended December 31, 2002, represent the high end of our internal indication of range of liability and is consistent with the best estimate of the external actuary. We experienced no new A&E incurred losses for the nine months ended September 30, 2003.

In a lawsuit, filed in the state of California in December 1999, certain competitors of ACE USA have challenged the restructuring that resulted in the creation of Brandywine. The restructuring was previously upheld by the Pennsylvania Supreme Court in July 1999. The lawsuit alleges that the restructuring does not effectively relieve the insurance subsidiary that issued the policies prior to the restructuring (Insurance Company of North America) from liabilities for claims on those policies by California policyholders. The California trial court has held in response to a pre-trial motion that a California statute does prohibit the transfer of California policies to a subsequent legal entity without the consent of the policyholders and noted that consent was not received in the context of the Brandywine restructuring. ACE intends to appeal this decision. In addition, the liabilities that are the subject of this California lawsuit are included within our A&E reserves for Brandywine.

Congress has been working on possible legislation to move all U.S. asbestos bodily injury claims to a federal trust for compensation in accordance with an established set of medical criteria and claim values. The trust would be funded by asbestos defendants and their insurers. ACE would be one of the insurer participants and because the trust would avoid payments to unimpaired victims and obviate the need for extensive legal costs, we believe our ultimate funding obligation under the trust will be less than we would be required to pay under the current tort system. However, we cannot predict if any such proposed legislation will be modified or adopted.

The table below presents selected loss reserve data for A&E exposures at September 30, 2003 and December 31, 2002.

	September 30, 2003		December 31, 2002
	Gross	Net	Gross	Net
	(in millions of U.S. dollars)
Asbestos	$3,027	$356	$3,192	$446
Environmental and other latent exposures	1,196	297	1,352	403

Total A&E	$4,223	$653	$4,544	$849

Paid losses for the nine months ended September 30, 2003 for asbestos claims were $165 million on gross reserves and $90 million on net reserves. Environmental and other latent exposure claim payments were $156 million on gross reserves and $106 million on net reserves for the nine months ended September 30, 2003.

More information relating to our A&E exposure, including our A&E reserving process is included in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity is a measure of a company’s ability to generate cash flows sufficient to meet short-term and long-term cash requirements of its business operations. As a holding company, ACE possesses assets that consist primarily of the stock of its subsidiaries, and of other investments. In addition to net investment income, our cash flows currently depend primarily on dividends or other statutorily permissible payments. Historically, these dividends and other payments have come from our Bermuda-based operating subsidiaries, which we refer to as our Bermuda subsidiaries. During the nine months ended September 30, 2003, we were able to meet all of our obligations, including the payment of dividends declared on our Ordinary Shares and Preferred Shares, with our net cash flow and dividends received. Should the need arise, we generally have access to the debt markets and other available credit facilities which are discussed below.

The payments of dividends or other statutorily permissible distributions from our operating companies are subject to the laws and regulations applicable to each jurisdiction, as well as the need to maintain capital levels adequate to support the insurance and reinsurance operations, including financial strength ratings issued by independent rating agencies, which are discussed later.

We assess which subsidiaries to draw dividends from based on a number of factors. Considerations such as regulatory and legal restrictions as well as the subsidiary’s financial condition are paramount to the dividend decision. The legal restrictions on the payment of dividends from retained earnings by our Bermuda subsidiaries are currently satisfied by the share capital and additional paid-in capital of each of the Bermuda subsidiaries. During the nine months ended September 30, 2003, ACE Bermuda declared and paid dividends of $281 million, compared with $260 million for the same period in 2002. We received dividends of $25 million from ACE Cap Re International Ltd. during the nine months ended September 30, 2003, compared with no dividends in 2002. We expect that a majority of our cash inflows for 2003 will be from our Bermuda subsidiaries.

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

We did not receive any dividends from ACE Global Markets or ACE INA during the nine months ended September 30, 2003 nor do we expect to receive dividends from these subsidiaries during the remainder of 2003. Under the Lloyd’s accounting model, syndicates in Lloyd’s operate each year as an annual venture. Each year of account is held open for three years. At the end of three years, the year of account purchases reinsurance from the next open year, which is known as reinsurance to close or RITC, and distributes the remaining funds to the investors in the syndicate. ACE Global Markets has historically retained these funds for operational purposes. ACE INA issued debt to provide partial financing for the ACE INA Acquisition and for other operating needs. This debt is serviced by dividends paid by ACE INA’s insurance subsidiaries to ACE INA as well as other group resources. ACE Financial Services’ U.S. insurance subsidiaries are limited in their dividend paying abilities due to their need to maintain their AA and AAA financial strength ratings.

Our consolidated sources of funds consist primarily of net premiums written, net investment income and proceeds from sales and maturities of investments. Funds are used primarily to pay claims, operating expenses, dividends and for the purchase of investments. After satisfying our cash requirements, excess cash flows from these underwriting and investing activities are invested.

Our insurance and reinsurance operations provide liquidity in that premiums are received in advance, sometimes substantially in advance, of the time claims are paid. Our consolidated net cash flow from operating activities was $2.6 billion for the nine months ended September 30, 2003, compared with $1.6 billion for the same period last year. The positive operating cash flows were generated from an increase in net premiums written of $1.6 billion for the nine months ended September 30, 2003, offset by an increase in net losses and loss expenses paid of $474 million. Generally cash flows are affected by claim payments which, due to the nature of our operations, may comprise large loss payments on a limited number of claims and therefore can fluctuate significantly from year to year. The irregular timing of these loss payments can create significant variations in cash flows from operations between periods. Sources of liquidity include cash from operations, financing arrangements or routine sales of investments. Although our ongoing operations continue to generate positive cash flows, our cash flows are currently impacted by a large book of loss reserves from businesses in run-off. The run-off operations generated negative operating cash flows of $503 million for the nine months ended September 30, 2003, compared with $415 million for the same period in 2002, primarily due to claim payments. The run-off book of business continues to require cash to meet its liabilities and cash flows are very dependent on the timing of claim settlements.

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

Capital Resources

Capital resources consist of funds deployed or available to be deployed to support our business operations. The following table summarizes the components of our capital resources at September 30, 2003 and December 31, 2002.

	September 30	December 31
	2003	2002
	(in millions of U.S. dollars)
Short-term debt	$146	$146
Long-term debt	1,749	1,749

Total debt	1,895	1,895

Trust preferred securities	475	475
Mezzanine equity	—	311
Preferred Shares	557	—
Ordinary shareholders’ equity	7,789	6,389

Total shareholders’ equity	8,346	6,389

Total capitalization	$10,716	$9,070

Ratio of debt to total capitalization	17.7%	20.9%

We believe our financial strength provides us with the flexibility and capacity to obtain funds externally through debt or equity financing on both a short-term and long-term basis. Our ability to access the capital markets is dependent on, among other things, market conditions and our perceived financial strength. We have accessed both the debt and equity markets from time to time.

Shareholders’ Equity

In May 2003, we sold in a public offering 23 million depositary shares, each representing one-tenth of one of our 7.80 percent Cumulative Redeemable Preferred Shares for $25 per depositary share for net proceeds of $557 million. Gross proceeds from the sale of the Preferred Shares were $575 million and related expenses were $18 million. We used the net proceeds to make additional capital contributions to some of our subsidiaries and for general corporate purposes. This offering was made under our universal shelf registration statement with the SEC, which became effective in February 2003, allowing us to offer a number of different types of debt and equity securities up to a total offering price of $1.5 billion. Dividends on the Preferred Shares are payable quarterly, when and if declared by our Boards of Directors, in arrears on March 1, June 1, September 1 and December 1 of each year. On September 1, 2003 we paid dividends of $4.9292 per Preferred Share to shareholders of record on August 31, 2003. This translates to $0.49292 per depositary share. We also declared a dividend of $4.875 per Preferred Share payable on December 1, 2003 to shareholders of record at the close of business on November 30, 2003. This translates to $0.4875 per depositary share.

Our diluted book value per Ordinary Share increased to $27.76 at September 30, 2003 compared with $24.16 at December 31, 2002. In calculating our diluted book value per Ordinary Share, we include in the denominator in-the-money options together with the 11.8 million shares issued upon conversion of the FELINE PRIDES. The expected proceeds from the in-the-money options are included in the numerator. Shareholders’ equity increased by $2 billion during the nine months ended September 30, 2003. This increase is due to the issuance of the Preferred Shares; our net income, conversion of the FELINE PRIDES which increased shareholder’s equity by $311 million, and unrealized gains on our investment portfolio of $211 million. Partially offsetting these increases, were $172 million of dividends declared on Ordinary and Preferred Shares during the nine months ended September 30, 2003.

As part of our capital management program, in November 2001, our Board of Directors authorized the repurchase of any ACE issued debt or capital securities including Ordinary Shares, up to $250 million. At September 30, 2003, this authorization had not been utilized.

On January 10, 2003 and April 14, 2003, we paid dividends of 17 cents per Ordinary Share to shareholders of record on December 27, 2002 and March 31, 2003, respectively. On July 14, 2003 and October 14, 2003, we paid dividends of 19 cents per Ordinary Share to shareholders of record on June 30, 2003 and September 30, 2003, respectively. On November 13, 2003, we declared a dividend of 19 cents per Ordinary share payable on January 14, 2004 to shareholders of record on December 31, 2003. We have paid dividends each quarter since we became a public company in 1993. However, the declaration, payment and value of future dividends on Ordinary shares is at the discretion of our Board of Directors and will be dependent upon our profits, financial requirements and other factors, including legal restrictions on the payment of dividends and such other factors as our Board of Directors deems relevant.

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

Credit Facilities

The following table shows our credit facilities by credit line, usage, expiry date and purpose at September 30, 2003.

	Credit Line	Usage	Expiry Date	Purpose
Liquidity Facilities
ACE Limited[1]	$500	$—	April 2004	General Corporate
ACE Limited[1,2]	250	64	May 2005	General Corporate
ACE Guaranty Corp	140	—	May 2004	General Corporate
Secured Operational LOC Facilities
ACE Limited	500	283	Sept. 2006	General Corporate
Unsecured Operational LOC Facilities
ACE Limited	500	264	Sept. 2004	General Corporate
ACE Limited	100	84	Oct. 2004	General Corporate
ACE Global Markets	200	200	Oct. 2004	General Corporate
ACE Tempest Re	200	130	Dec. 2003	General Corporate
ACE International	19	19	Various	General Corporate
Unsecured Capital Facilities
ACE Guaranty Corp	175	—	Nov. 2009	Rating Agency Capital
ACE Global Markets[3]	635	635	Nov. 2007	Underwriting capacity for Lloyd’s Syndicate 2488-2004 capacity of £550 million (approximately $919 million)

Total	$3,219	$1,679

1.	Commercial paper back-up facility
2.	May also be used for LOCs
3.	Unsecured letters of credit are placed with Lloyds as capital on behalf of ACE’s corporate capital vehicles

Some of the facilities noted above require that we maintain certain covenants, all of which have been met at September 30, 2003. These covenants include:

(i)    maintenance of a minimum consolidated net worth covenant of not less than $4.4 billion plus 25 per cent of Consolidated Net Income for each fiscal quarter ending on or after March 31, 2003 for which such Consolidated Net Income is positive, plus 50 percent of net proceeds of any issuance of equity interests (other than the net proceeds from any issuance of equity interests in substitution and replacement of other equity interests to the extent such net proceeds do not exceed the amount of a substantially contemporaneous redemption of equity interests) subsequent to March 31, 2003, and;

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

At September 30, 2003, (a) the minimum consolidated net worth requirement under the covenant described in (i) above was $5.1 billion and our actual consolidated net worth as calculated under that covenant was $7.7 billion; and (b) our ratio of debt to total capitalization was 0.18 to 1.

Certain facilities are guaranteed by either operating subsidiaries or ACE Limited.

In addition to these covenants, the ACE Global Markets capital facility requires that collateral be posted if the financial strength rating of ACE Bermuda falls to S&P BBB+ or lower.

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

In May 2003, Financial Accounting Standards Board (FASB) issued FAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (FAS 150), which establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. FAS 150 requires the classification of a financial instrument that is within its scope as a liability (or an asset in some circumstances). The adoption of FAS No. 150 did not impact our financial condition or our results of operations.

In April 2003, FASB issued FAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (FAS 149), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FAS No. 133. FAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of FAS 149 did not have a material impact on our financial condition or our results of operations.

In January 2003, FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), which requires consolidation of all variable interest entities (VIE) by the primary beneficiary, as these terms are defined in FIN 46. In addition, it requires expanded disclosure for all VIEs. FIN 46 is effective immediately for VIEs created after January 31, 2003. On October 9, 2003, FASB deferred the effective date of FIN 46 for VIEs that existed prior to February 1, 2003, until the end of the first interim or annual period ending after December 15, 2003. Based on the guidance and interpretations issued to date, we do not expect the adoption of FIN 46 to have a material impact on our financial condition or our results of operations.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Market Sensitive Instruments and Risk Management

Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments. We are exposed to potential loss to various market risks, including changes in interest rates and foreign currency exchange rates. Our investment portfolio consists of both fixed income and equity securities, denominated in both U.S. and foreign currencies, which are sensitive to changes in interest rates, equity prices and foreign currency exchange rates. Therefore our net income is affected by changes in interest rates, equity prices and foreign currency exchange rates. We use investment derivative instruments such as futures, options, interest rate swaps, and foreign currency forward contracts to manage the duration of our investment portfolio and foreign currency exposures and also to obtain exposure to a particular financial market. These instruments are sensitive to changes in interest rates, foreign currency exchange rates and equity security prices. The portfolio includes other market sensitive instruments, which are subject to changes in market values with changes in interest rates.

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

Our exposure to interest rate risk is concentrated in our fixed income portfolio, and to a lesser extent, our debt obligations. A hypothetical adverse parallel shift in the yield curve of 100 basis points would have resulted in a decrease in total return of 3.4 percent on our fixed income portfolio at September 30, 2003 and 3.1 percent at December 31, 2002. This equates to a decrease in market value of approximately $647 million on a fixed income portfolio valued at $19.2 billion at September 30, 2003, and approximately $488 million on a fixed income portfolio valued at $15.7 billion at December 31, 2002. An immediate time horizon was used as this presents the worst case scenario.

Our portfolio of equity securities, which we carry on our balance sheet at fair value, has exposure to price risk. This risk is defined as the potential loss in fair value resulting from adverse changes in stock prices. In addition, we attain exposure to the equity markets through the use of derivative instruments which also have exposure to price risk. Our U.S. equity portfolio is highly correlated with the S&P 500 index and changes in that index would approximate the impact on our portfolio. Our international equity portfolio has exposure to a broad range of non-U.S. equity markets, primarily in those countries where we have insurance operations. This portfolio is correlated to movement in each of these countries’ broad equity market. The combined equity exposure through both our portfolios of equity securities and derivative instruments was valued at $565 million at September 30, 2003. A hypothetical 10 percent decline in the price of each stock in our portfolio of equity securities and the index correlated to the derivative instruments would have resulted in a $57 million decline in fair value. Changes in fair value of these derivative instruments are recorded as net realized gains (losses) in the consolidated statements of operations. Changes in the fair value of our equity portfolio are recorded as unrealized appreciation (depreciation) and are included as other comprehensive income in shareholders’ equity.

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

We maintain investments in derivative instruments such as futures, options, interest rate swaps and foreign currency forward contracts for which the primary purposes are to manage duration and foreign currency exposure, yield enhancement or to obtain an exposure to a particular financial market. If certain conditions are met, a derivative may be specifically designated as a fair value cash flow or foreign currency hedge. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. Upon application of FAS 133, hedging relationships must be designated and documented pursuant to the provisions of this statement. We had no derivatives that were designated as hedges at September 30, 2003 and December 31, 2002.

Certain products — principally credit protection oriented — issued by the Financial Services segment have been determined to meet the definition of a derivative under FAS 133. These products consist primarily of credit-default swaps. We record these products at their fair values, which are determined principally through the use of in-house developed financial models.

During the nine months ended September 30, 2003, we recorded in net realized gains (losses), a pretax gain of $76 million due principally to changes in the market value of these instruments and the reclassification of losses from net realized gains (losses) to losses and loss expenses as a result of recording loss reserves on certain contracts. This compares with a pretax loss of $97 million for the same period in 2002. The level of gains and losses resulting from changes in the fair value of derivatives on a prospective basis is dependent upon a number of factors including changes in probability of default, credit spreads and other market factors. Our involvement with derivative instruments and transactions is primarily to offer protection to others or to mitigate our own risk; we do not consider such transactions to be speculative.

Item 4.    Controls and Procedures

As of the end of the period covered by this report, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in allowing information required to be disclosed in reports filed under the Securities and Exchange Act of 1934 to be recorded, processed, summarized and reported within time periods specified in the rules and forms of the SEC.

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

Item 5.    Other Information

1.	On November 13, 2003, the Company declared a quarterly dividend of $0.19 per Ordinary Share payable on January 14, 2004, to shareholders of record on December 31, 2003.

2.	On November 13, 2003, the Company declared a dividend of $4.875 per Preferred Share, payable on December 1, 2003 to shareholders of record on November 30, 2003.

3.	On October 14, 2003, the Company announced the appointment of Paul Medini, as Chief Accounting Officer of ACE Limited. Paul Medini was most recently a partner in the P&C insurance practice of PricewaterhouseCoopers. Mr. Medini’s position was previously held by Robert Blee, who became ACE Limited’s Chief Compliance Officer in March 2003.

Item 6.    Exhibits and Reports on Form 8-K

1.	Exhibits

10.1	Reimbursement agreement for $500,000,000 Letter of Credit Facility dated as of September 25, 2003, among ACE Limited, certain subsidiaries, various lenders and Wachovia Securities, Inc.

10.2	Reimbursement agreement for $500,000,000 secured Letter of Credit Facility dated as of September 25, 2003, among ACE Limited, certain subsidiaries, various lenders and Wachovia Securities, Inc.

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

2.	Reports on Form 8-K

The Company filed a Form 8-K current report (date of earliest event reported: October 28, 2003) pertaining to ACE Limited’s press release reporting its third quarter 2003 results and the availability of its third quarter financial supplement.

ACE LIMITED

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACE LIMITED

November 13, 2003	/S/ BRIAN DUPERREAULT

Brian Duperreault Chairman and Chief Executive Officer

November 13, 2003	/S/ PHILIP V. BANCROFT

Philip V. Bancroft Chief Financial Officer

ACE LIMITED

EXHIBITS

Exhibit Number	Description	Numbered Page

Exhibits

10.1	Reimbursement agreement for $500,000,000 Letter of Credit Facility dated as of September 25, 2003, among ACE Limited, certain subsidiaries, various lenders and Wachovia Securities, Inc.

10.2	Reimbursement agreement for $500,000,000 secured Letter of Credit Facility dated as of September 25, 2003, among ACE Limited, certain subsidiaries, various lenders and Wachovia Securities, Inc.

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.