Form 10-K
period 2003-12-31
ACE LTD
filed 2004-03-15
CIK 896159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

Commission File Number 1-11778

ACE Limited

(Exact name of registrant as specified in its charter)

Cayman Islands (Jurisdiction of Incorporation)	98-0091805 (I.R.S. Employer Identification No.)

ACE Global Headquarters

17 Woodbourne Avenue

Hamilton HM 08

Bermuda

(441) 295-5200

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on which Registered

Ordinary Shares, par value $0.041666667 per share	New York Stock Exchange

ACE Capital Trust I 8.875 percent Trust Originated Preferred Securities mature 2029	New York Stock Exchange

Capital Re LLC 7.65 percent Trust Preferred Securities of Subsidiary Trust (and registrant’s guaranty with respect thereto) mature 2044	New York Stock Exchange

Depository Shares, each representing one-tenth of a share of 7.80 percent Cumulative Redeemable Preferred Shares, Series C (Liquidation Preference $25.00 per Depository Share)	New York Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference into Part III of this form 10-K or any amendment to this form 10-K. ☑

As of March 8, 2004, there were 281,150,572 Ordinary Shares par value $0.041666667 of the registrant outstanding. The aggregate market value of voting stock held by non-affiliates as of June 30, 2003 was approximately $8.1 billion. For the purposes of this computation, shares held by directors and officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

Documents Incorporated by Reference

Certain portions of registrant’s definitive proxy statement relating to its Annual General Meeting of Shareholders scheduled to be held on May 27, 2004, are incorporated by reference to Part III of this report.

ACE  LIMITED INDEX  TO  10-K

Cautionary Statement Regarding Forward-Looking Information

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Any written or oral statements made by us or on our behalf may include forward-looking statements that reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors (which are described in more detail elsewhere herein and in other documents we file with the Securities and Exchange Commission (SEC)) include but are not limited to:

• global political conditions, the occurrence of any terrorist attacks, including any nuclear, biological or chemical events, or the outbreak and effects of war, and possible business disruption or economic contraction that may result from such events;

• the ability to collect reinsurance recoverable, credit developments of reinsurers, and any delays with respect thereto;

• the occurrence of catastrophic events or other insured or reinsured events with a frequency or severity exceeding our estimates;

• actual loss experience from insured or reinsured events;

• the uncertainties of the loss-reserving and claims-settlement processes, including the difficulties associated with assessing environmental damage and asbestos-related latent injuries, the impact of aggregate-policy-coverage limits, and the impact of bankruptcy protection sought by various asbestos producers and other related businesses;

• judicial decisions and rulings, new theories of liability, and legal tactics;

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

• the impact of the September 11 tragedy and its aftermath on our insureds, reinsureds, and on the insurance and reinsurance industry;

• uncertainties relating to governmental, legislative and regulatory policies, developments and treaties, which, among other things, could subject us to insurance regulation or taxation in additional jurisdictions or affect our current operations;

• the actual amount of new and renewal business, market acceptance of our products, and risks associated with the introduction of new products and services and entering new markets, including regulatory constraints on exit strategies;

• the competitive environment in which we operate, including trends in pricing or in policy terms and conditions, which may differ from our projections;

• actions that rating agencies may take from time to time, such as changes in our claims-paying, financial strength or credit ratings;

• developments in global financial markets, including changes in interest rates, stock markets and other financial markets, and foreign currency exchange rate fluctuations, which could affect our investment portfolio, financing plans, and planned public offering of our financial guaranty business;

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

PART I

ITEM 1. Business

General Development of Business

ACE Limited (ACE) is the Bermuda-based holding company of the ACE Group of Companies, incorporated with limited liability under the Cayman Islands Companies Law. We opened our business office in Bermuda in 1985 when we initially incorporated the Company and we continue to maintain our business office in Bermuda. Through our various operating subsidiaries, we provide a broad range of insurance and reinsurance products to insureds worldwide through operations in the U. S. and almost 50 other countries. At December 31, 2003, we had total assets of $49.5 billion and shareholders’ equity of $8.8 billion. We derive our revenue principally from premiums, fees and investment income.

Our long-term business strategy focuses on achieving underwriting profits and providing value to our clients and shareholders through the utilization of our substantial capital base in the insurance and reinsurance markets. As part of this strategy, we have made a number of acquisitions and have entered into strategic alliances that diversify our operations, both geographically and by product type. Each completed transaction filled a particular niche and added additional expertise and market access to the group. In addition, we continue to review, and adjust where appropriate, our portfolio of products. As a result, we have evolved from a highly specialized corporate insurer focusing on excess liability and directors and officers liability (D&O) to a widely diversified global insurance and reinsurance operation servicing clients in every major insurance market in the world.

We entered the property catastrophe reinsurance market in 1996 with the acquisition of Tempest Reinsurance Company Ltd. (ACE Tempest Re) and added to our existing market position when we acquired CAT Limited in 1998. We also entered the Lloyd’s market in 1996 which broadened our international exposure through Lloyd’s worldwide insurance licenses. In 1998, we added to our position in the Lloyd’s market through the acquisition of the Charman syndicates. Combined with our original acquisitions in 1996, we became, and remain, one of the largest capital providers in the Lloyd’s market. We entered the U.S. market in early 1998 with the acquisition of the Westchester group (ACE Westchester Specialty). This acquisition gave us insurance licenses in the U.S. for the first time. In 1999, we acquired the international and domestic property and casualty (P&C) businesses of CIGNA Corporation (ACE INA) which made us one of the few P&C insurers to operate on a truly global scale. In 1999, we also acquired Capital Re Corporation which added depth, expertise and new products to our financial reinsurance capabilities.

On March 8, 2004, Assured Guaranty Ltd. (Assured Guaranty), formerly AGC Holdings, filed an amendment to the registration statement filed on December 23, 2003 on Form S-1 for an initial public offering (IPO). Assured Guaranty is a wholly owned subsidiary of ACE Limited. Upon completion of the IPO, Assured Guaranty will be the holding company for the operating units now known as ACE Guaranty Corp. and ACE Capital Re International. We expect to retain as much as 25-35 percent of our interest in Assured Guaranty depending on market conditions. We believe this transaction will allow us to allocate more capital to our P&C business and further strengthen our balance sheet. Our website, under the “Investor Information” tab, has a link to the Form S-1 as filed with the SEC.

On March 11, 2004, we announced that the Board of Directors has elected Evan G. Greenberg, President of ACE Limited, to the additional position of Chief Executive Officer effective May 27, 2004. Brian Duperreault, who has been Chairman and Chief Executive Officer since 1994, will remain as Chairman of ACE Limited.

Employees

At December 31, 2003, we employed a total of 8,994 employees. Approximately 1,200 of our employees are represented by various collective bargaining agreements, all of which are outside the U.S., U.K. and Bermuda. We believe that employee relations are satisfactory.

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

Competition

Competition in the domestic and international insurance and reinsurance marketplace is substantial. Competition varies by type of business and geographic area. We compete for business not only on the basis of price, but also on the basis of availability of coverage desired by customers and quality of service. Our ability to compete is dependent on a number of factors, particularly our ability to maintain the appropriate financial strength ratings as assigned by independent rating agencies. Our strong capital position and global platform affords us opportunities for growth not available to smaller insurance companies. While most of the sectors in which we operate have experienced significant improvement in both price and coverage terms over the past two years, competition continues to be considerable, partly because new capital has been invested in the industry to meet capacity shortages in certain lines of business. Competitive information by segment is included in each of the segment discussions.

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

Web Site Information

We make available free of charge through our internet site (acelimited.com, under Investor Information / Financial Reports) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 (a) or 15 (d) of the Exchange Act (15 U.S.C. 78m (a) or 78o(d)) as soon as reasonably practicable after we file such material with, or furnish it to, the SEC.

We also make available free of charge through our internet site (under Investor Information / Corporate Governance) links to our Corporate Governance Guidelines, our Code of Conduct and Charters for our Board Committees. These documents are also available in print to any shareholder who requests them from our Investor Relations Department by:

telephone (441) 299-9283

facsimile (441) 292-8675

e-mail investorrelations@ace.bm

Segment Information

We operate through four business segments: Insurance – North American, Insurance – Overseas General, Global Reinsurance and Financial Services. These business segments were determined under the Statement of Financial Accounting Standard (FAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information” (FAS 131).

The following table sets forth an analysis of gross premiums written by segment for the years ended December 31, 2003, 2002 and 2001. Additional financial information about our segments, including revenues by geographic area, is included in Note 17 of the Consolidated Financial Statements.

Years ended December 31 (in millions of U.S. dollars)	2003 Gross Premiums Written	Percentage Change	2002 Gross Premiums Written	Percentage Change	2001 Gross Premiums Written

Insurance – North American	$6,895	13%	6,116	35%	$4,521
Insurance – Overseas General	5,191	26	4,114	25	3,289
Global Reinsurance – P&C	1,312	48	887	93	460
Global Reinsurance – Life	193	17	165	(60)	414
Financial Services	1,046	(32)	1,537	4	1,481

	$14,637	14%	12,819	26%	10,165

Insurance – North American

Background

Insurance – North American segment includes the operations of ACE USA, ACE Canada and ACE Bermuda, excluding the financial solutions business in both the U.S. and Bermuda, which are included in the Financial Services segment.

ACE USA comprises the U.S. and Canadian operations of ACE INA, which were acquired in 1999, and the operations of ACE Westchester, which were acquired in 1998. ACE USA operates through several insurance companies using a network of offices throughout the U.S. and Canada. These operations provide a broad range of P&C insurance and reinsurance products to a diverse group of commercial and non-commercial enterprises and consumers. These products include excess liability, excess property, workers’ compensation, general liability, automobile liability, professional lines, aerospace, accident and health (A&H) coverages and claim and risk management products and services. The operations of ACE USA also include run-off operations, which are discussed below.

Following our acquisition of ACE USA, we made substantial structural and operational changes to enhance profitability and operating controls. These changes included restructuring the operating divisions of ACE USA from three large groups to the niche product business groups discussed below. These restructuring changes were made to enhance ACE USA’s ability to focus on profitable underwriting and to better cross-market products between our U.S. operating groups and our other segments. ACE USA also consolidated locations and closed offices throughout the U.S., outsourced the information technology function, and reduced staff by approximately 2,000 people. Over the past four years, these cost reduction efforts have had a positive impact on our combined ratio.

ACE USA focuses on higher profit potential business in order to achieve its long-term goal of producing an underwriting profit. As a result, ACE USA continually evaluates its lines of business and adjusts its portfolio of products where appropriate. Since 1999 ACE USA has diversified into several new areas, or increased emphasis in areas, and exited contracts and lines of business that did not have a long-term strategic fit. For example, in 1999, the renewal rights to the Commercial Insurance Services (CIS) business were sold and this line of business was placed into run-off, and in 2000, certain unprofitable and non-strategic businesses were culled, which resulted in a reduction of gross premiums written of approximately $160 million. ACE USA’s efforts continued with the sale of the Financial Institution Specialists Division in 2001, and de-emphasized heavily reinsured group casualty program business in late 2002. Our focus on profitable business, together with a commitment to promote cost reduction efforts, has enabled ACE USA to produce an underwriting profit in two of the last four years (the exceptions being 2001 which was impacted by the September 11 tragedy and 2002 which was impacted by our A&E reserve strengthening). The cost-savings initiatives, combined with our focus on higher profit potential business, have left ACE USA well positioned to grow in the current, improved insurance market.

ACE USA’s run-off operations include Brandywine Holdings Corporation (Brandywine), CIS, residual market workers’ compensation business, pools and syndicates not attributable to a single business group, the run-off of open market facilities and the run-off results of various other smaller exited lines of business. Run-off operations do not actively sell insurance products, but are responsible for the management of existing policies and related claims.

The Brandywine run-off operation was created in 1995 (prior to our acquisition of ACE INA) by the restructuring of INA’s U.S. operations into two separate operations, ongoing and run-off. Although there are some asbestos claims in ACE Westchester Specialty, Brandywine contains substantially all of ACE INA’s asbestos and environmental pollution (A&E) exposures, as well as various run-off insurance and reinsurance businesses.

ACE Bermuda provides commercial insurance products to a global client base, covering risks that are generally low in frequency and high in severity. Generally, this operation retains significant insurance risk on the contracts that it writes (up to $90 million per risk after reinsurance).

Products and Distribution

ACE USA primarily distributes its insurance products through a limited group of retail and wholesale brokers with whom it has forged long-term relationships. In addition to using brokers, certain ACE USA products are also distributed through channels such as general agents, independent agents, wholesale brokers, managing general agents, managing general underwriters and direct marketing operations. ACE USA has also established internet distribution channels for some of its products, primarily at ACE Select Markets and ACE Casualty Risk.

ACE USA’s on-going operations are organized into distinct business groups, each offering specialized products and services targeted at specific niche markets.

• ACE Westchester Specialty specializes in the wholesale distribution of excess and surplus lines property, inland marine and casualty coverages and products. ACE Westchester Specialty also provides coverage for agriculture businesses and specialty programs through its Program Division.

• ACE Risk Management (ARM) offers custom coverage solutions for large companies and national accounts. These programs are designed to help large insureds effectively handle the significant costs of financing risk. Products offered include workers’ compensation, general liability and auto liability coverage and stand-alone excess workers’ compensation catastrophe protection. ARM does not discount its reserve for workers’ compensation. ARM also offers wrap-up programs, which protect contractors and project sponsors with multi-risk coverage on large single- and multi-location construction projects, and custom casualty programs, which offer liability coverage to commercial customers characterized as having challenging exposures.

• ACE Diversified Risk (Diversified Risk) offers management and professional liability products and commercial surety coverage through a variety of distribution channels, including brokers, agents and direct marketing. In 2002, Diversified Risk recognized opportunities within certain segments of the medical liability market and began offering specialized risk coverage for medical professionals. Within Diversified Risk, the aerospace division provides satellite and specialized aviation and airport coverage. Reported within the Diversified Risk group are ACE USA’s Canadian operations which offer a broad range of P&C products as well as Life and A&H coverages. The Canadian operations specialize in providing customized P&C and A&H products to commercial and industrial clients as well as to groups and associations, operating nationally or internationally.

• ACE U.S. International (formerly referred to as Specialty P&C) provides worldwide risk protection by offering P&C coverages for U.S.-based multi-national companies. The group also serves the commercial marine market and provides engineering risk control services and specific risk protection for the power generation industry.

• ACE Accident & Health, which was formed in 2001, works with employers, travel agencies and affinity organizations to offer a variety of personal accident, health and travel insurance coverage to employees, customers and group members.

• ACE Select Markets (formerly referred to as Consumer Solutions), formed in 2001, provides specialty personal lines products, including coverage for recreational marine, recreational vehicles, collector automobiles, motorcycles, credit card enhancement programs and disaster mortgage protection. ACE Select Markets distributes its products through large specialty agents, alliances and affinity groups, utilizing internet technology.

• ACE Casualty Risk offers a variety of commercial casualty products. This group was established in 2002 after we determined that there was a shortage of casualty market capacity for customers outside of the Fortune 1000 size category. This operation provides up to $25 million in catastrophic coverage, both on a lead umbrella and an excess layer basis. Small businesses can purchase workers’ compensation coverage through ACE Casualty Risk’s internet-based ACE Completesm product. ACE Casualty Risk also provides a range of environmental liability insurance products for commercial and industrial risks.

• ESIS Inc. (ESIS), ACE USA’s in-house, third party claims administrator, provides clients with claim management and loss-cost reduction services, including comprehensive medical managed care, integrated disability services and pre-loss control and risk management services. ESIS is a nationally recognized leader in the third party claims management field. Additional insurance-related services are offered by Recovery Services International, which sells salvage and subrogation and health care recovery services.

The principal lines of business for ACE Bermuda are excess liability, professional lines, excess property and political risk—the latter being written on a subscription basis by Sovereign Risk, a managing agent in which ACE Bermuda has a 50 percent interest. All policy applications (both for renewals and new policies) to ACE Bermuda are subject to underwriting and acceptance by underwriters in its Bermuda office. A substantial number of policyholders meet with ACE Bermuda outside of the U.S. each year to discuss their insurance coverage. ACE Bermuda accesses its clients primarily through the Bermuda offices of major, internationally recognized insurance brokers located outside of the U.S. and believes that conducting its operations through its offices in Bermuda has not materially or adversely affected its underwriting and marketing activities to date.

Underwriting

Operating in a market in which capacity and price adequacy for products can change dramatically, ACE USA’s underwriting strategy is to employ consistent, disciplined pricing and risk selection in order to maintain a profitable book of business. ACE USA’s priority is to ensure that its underwriting professionals closely adhere to criteria for risk selection by maintaining high levels of experience and expertise in its underwriting staff. In addition, ACE USA has established a business review structure that ensures control of risk quality and conservative use of policy limits, terms and conditions. ACE USA also employs sophisticated catastrophe loss and risk modeling techniques to ensure that risks are well distributed and that loss potentials are contained within its financial capacity. In this regard, ACE USA also purchases reinsurance, which provides the means for greater diversification of risk and serves to further limit the net loss potential of catastrophes and large or unusually hazardous risks. Due to the dramatically improved market conditions during the past two years, ACE USA has consciously been retaining a greater proportion of the business that it writes. As a result, the percentage of net written premiums to gross written premiums (retention rate) has increased to 56 percent in 2003, compared with 46 percent for 2002.

Reinsurers utilized by ACE USA must meet certain financial and experience requirements and are subjected to a stringent financial review process in order to be pre-approved by our Reinsurance Security Committee, comprising senior management personnel. As a result of these controls, reinsurance is placed with a select group of only the most financially secure and experienced companies in the reinsurance industry.

ACE USA has the ability to write business on an admitted basis using forms and rates as filed with state insurance regulators and on a non-admitted, or surplus lines basis, using flexible forms and rates not filed with state insurance regulators. Having access to non-admitted carriers provides the pricing flexibility needed to write non-standard coverage.

An integral part of the ACE USA operating strategy is to maximize the efficiency and effectiveness of its operations while reducing operating costs. As part of this strategy, ACE USA continues to invest in technology. Numerous existing policy issuance and claims systems have already been replaced or will be replaced with an integrated product currently being utilized by other ACE operating units. This action will further facilitate the streamlining of ACE USA’s underwriting and claims-processing operations.

ACE Bermuda emphasizes quality of underwriting rather than volume of business to obtain a suitable spread of risk. This enables it to operate with a relatively small number of employees and, together with the reduced costs of operating in a favorable regulatory environment, results in a favorable administrative expense ratio relative to other companies in its industry.

Competitive Environment

ACE USA operates in what has historically been a highly competitive industry and has faced competition from both domestic and foreign insurers. Since late 2001, there has been a noticeable reduction in capacity in many of the niche markets in which ACE USA participates. The September 11 tragedy and the concentration of associated losses in the reinsurance industry have significantly reduced capacity. In addition, several insurers and reinsurers have withdrawn capacity due to inadequate financial strength and/or poor operating performance, which in many cases has resulted in rating agency downgrades to levels below those necessary to sustain a competitive standing in the market.

The resultant decline in capacity has directly impacted many of the markets where customer demand is now quite strong, for example, excess liability, including workers’ compensation, professional liability and medical malpractice markets. High-profile corporate failures as well as allegations of public company management impropriety have greatly increased demand for management and professional risk coverage, including errors and omissions (E&O), D&O, and surety coverage. All of these factors have led to increases in premium levels, some substantial, in most of ACE USA’s lines of business. Despite a recent leveling off of premium rate increases for property exposures, rates in these lines have generally reached levels that are expected to produce reasonable risk-adjusted returns. Casualty lines require continued higher pricing in order to sustain profitable levels above loss cost trends. As a result of the continued rate adequacy in P&C lines during 2003, ACE USA’s premiums rose in 2003, with casualty lines representing a greater proportion of total premium writings. Based on current information, we do not anticipate an end to the current favorable market conditions in the near term.

Traditionally, the markets in which ACE USA competes are subject to significant cycles of fluctuating capacity and wide disparities in price adequacy. Although ACE USA currently enjoys exceptionally strong demand for its products, it continues to strive to offer superior service, which we believe has differentiated ACE USA from its competitors. The ACE USA operations pursue a specialist strategy and focus on market opportunities where it can compete effectively based on service levels and product design, while still achieving an adequate level of profitability. ACE USA offers experienced claims-handling, loss control and risk management staff with proven expertise in specialty fields, including large-risk P&C, recreational and ocean marine, aviation, professional risk and workers’ compensation. A competitive advantage is also achieved through ACE USA’s innovative product offerings, such as ARM bundled business, which combines tailored coverage solutions for large insureds with expert claims management and loss reduction functions provided by ESIS. An additional competitive strength of all the domestic commercial units is the ability to deliver global products and coverages to customers in concert with our other segments. A significant source of ACE USA’s growth has resulted from the leveraging of cross-marketing opportunities with our other operations to take advantage of our organization’s global presence.

ACE Bermuda maintains its competitive edge through the continued development of its policy forms and the levels of risk retained, which requires less reliance on reinsurance markets. Its competitors tend to be large international and national multi-line insurance companies, which vary by line of business.

Insurance – Overseas General

Background

The Insurance – Overseas General segment consists of ACE International, which comprises our network of indigenous insurance operations, and the insurance operations of ACE Global Markets. This segment has four regions of operations: ACE Asia Pacific, ACE Far East, ACE Latin America and the ACE European Group (which comprises ACE Europe and ACE Global Markets). The Insurance – Overseas General segment writes a variety of insurance products including property, casualty, professional lines (D&O and E&O), marine, energy, aviation, political risk, consumer-oriented products and A&H – principally being supplemental accident.

ACE International’s global franchise was created in 1984 through the merger of the Insurance Company of North America, which started its international operations over 100 years ago, and the American Foreign Insurance Association. ACE International provides insurance coverage on a worldwide basis.

ACE Global Markets comprises our insurance operations within ACE INA UK Limited and at Lloyd’s via Syndicate 2488. ACE provides funds at Lloyd’s to support underwriting by Syndicate 2488 – the only Moody’s AA rated syndicate at Lloyd’s. Syndicate 2488 is managed by ACE Underwriting Agencies Limited and was one of the largest syndicates trading at Lloyd’s for the 2003 year, with an underwriting capacity of £725 million (approximately $1.2 billion), which represented approximately five percent of total Lloyd’s capacity for 2003. In 2002, we acquired all of the remaining Syndicate 2488 capacity not already owned by us for the 2003 year, moving our ownership level from 99.6 percent in 2002 to 100 percent in 2003. The run-off of Syndicate 1171, a life syndicate acquired as part of the Capital Re acquisition, is managed by Ridge Underwriting Agencies Limited. Syndicate 1171 ceased underwriting as of December 31, 2000.

In late 2002, we received approval from the Financial Services Authority (FSA-U.K.), the U.K. insurance regulator, to use ACE INA UK, as our London-based, FSA-U.K. regulated company to underwrite U.K. and Continental Europe insurance and reinsurance business. ACE INA UK will become the ACE European Group’s primary London-based U.S. excess and surplus lines carrier in 2004 and will provide a greater product diversification and distribution network. ACE INA UK is eligible to underwrite E&S business in 33 U.S. states and a greater proportion of ACE Global Markets’ business is expected to be written through ACE INA UK. As a result, Syndicate 2488’s capacity will be reduced to £550 million for the 2004-underwriting year, however the syndicate will continue to retain a diverse book of business, with an emphasis on specialty lines most suited to Lloyd’s.

Products and Distribution

ACE International maintains a sales or operational presence in every major insurance market in the world. Its P&C business is generally written, on both a direct and assumed basis, through major international, regional and local brokers. A&H and other consumer lines products are distributed through brokers, agents, direct marketing programs and sponsor relationships.

ACE International’s P&C operations are organized geographically along product lines that provide dedicated underwriting focus to customers. Its international organization offers capacity and technical expertise in underwriting and servicing clients from large and complex risks to general market customer segments as well as individual coverages in selected markets. Property insurance products include traditional commercial fire coverage as well as energy industry-related and other technical coverages. Principal casualty products are commercial general liability and liability coverage for multi-national organizations. Through its professional lines, ACE Inter national provides D&O and professional indemnity coverages for medium to large clients. Marine cargo and hull coverages are written in the London market as well as in marine markets throughout the world. The A&H insurance operations provide products that are designed to meet the insurance needs of individuals and groups outside of U.S. insurance markets. These products include accidental death, medical, and hospital indemnity and income protection coverages. ACE International’s consumer products division provides specialty products and services designed to meet the needs of specific target markets and include warranty, auto, homeowners, personal liability and recreational marine.

Following is a discussion on ACE International’s four regional teams: ACE European Group, ACE Asia Pacific, ACE Far East and ACE Latin America.

• ACE European Group is headquartered in London and offers a broad range of P&C and specialty coverages principally directed at large and mid-sized corporations, as well as individual consumers. ACE European Group operates in every major market in the European Union. Commercial products are principally distributed through brokers while consumer products (mainly A&H) are distributed through brokers as well as through direct marketing programs.

• ACE Asia Pacific is headquartered in Singapore and serves Australia, Hong Kong, India, Indonesia, Korea, Malaysia, New Zealand, The Philippines, Singapore, Taiwan, Thailand and Vietnam. ACE Asia Pacific offers a broad range of P&C and specialty coverages principally directed at large and mid-sized corporations as well as individual consumers.

• ACE Far East is headquartered in Tokyo and offers a broad range of P&C and A&H insurance products and services to businesses and consumers, principally delivered through an extensive agency network.

• ACE Latin America is headquartered in Miami and serves Argentina, Brazil, Chile, Colombia, Ecuador, Mexico and Puerto Rico. ACE Latin America focuses on providing P&C and A&H insurance products and services to both large and small commercial clients as well as individual consumers. ACE Latin America distributes its products through brokers (for its commercial business) and direct marketing and sponsored programs (for its consumer business).

ACE Global Markets primarily underwrites P&C insurance through Lloyd’s Syndicate 2488 and ACE INA UK. All business underwritten by ACE Global Markets is accessed through registered brokers. The main lines of business include aviation, property, energy, professional lines, marine, political risk and A&H. A number of smaller niche business lines, such as bloodstock, were discontinued in 2002. During 2002, the reinsurance business written through ACE Global Markets was branded as ACE Tempest Re Europe and is discussed within the Global Reinsurance segment. With effect from January 1, 2002, all business written via ACE Global Market’s service company, ACE Underwriting Services Limited, was transferred to ACE Europe. In addition, a number of accounts (particularly A&H risks) previously written within Syndicate 2488’s portfolio, but better suited to distribution by a company underwriting platform, were migrated to ACE Europe. ACE Global Markets is an established lead underwriter on a significant portion of the risks underwritten, particularly within the aviation and marine lines of business, and hence is able to set the policy terms and conditions of many of the policies written.

ACE Global Markets transacts business throughout the year; however, a significant proportion of the portfolio incepts at January 1. Some lines of business have distinct renewal periods, for example the airline book, which tends to renew during the fourth quarter of each year, and aviation products and airports accounts, which tend to renew April 1. ACE Global Markets also writes a number of delegated binding authorities, largely within the property book and, to a lesser extent, in the professional lines arena.

Underwriting

Insurance – Overseas General’s operations are diversified by line of business and the geographic spread of risk. A global approach to risk management allows each local operation to underwrite and accept large insurance accounts. A global approach such as this requires substantial control over each process to ensure best practices and standards are maintained around the world. To do this, the regions are managed as one integrated team.

Clearly defined underwriting authorities, standards, and guidelines are in place in each of the local operations. Global profit centers and product boards ensure consistency of approach and the establishment of best practices throughout the world. A formal underwriting review process is in place to periodically test compliance against standards and guidelines. Experienced underwriting teams maintain underwriting discipline through the use of pricing models, sophisticated catastrophe and risk management methodologies and strict risk selection criteria. Qualified actuaries in each region work closely with the underwriting teams to provide additional expertise in the underwriting process. Centrally-coordinated reinsurance management facilitates appropriate risk transfer and efficient cost-effective use of external reinsurance markets. Reinsurers utilized by Insurance – Overseas General must meet certain financial and experience requirements and are put through a stringent financial review process in order to be pre-approved by our Reinsurance Security Committee, comprising senior management personnel. As a result of these controls, reinsurance is placed with a select group of only the most financially secure and experienced companies in the reinsurance industry. Insurance – Overseas General’s global claims management team ensures there is a consistent approach to reserving practices and the settlement of claims. The oversight process includes regular operational claims reviews throughout the world to ensure adherence to established guidelines.

In addition to these internal controls and peer reviews, all of the operating units and functional areas are subject to review by the corporate audit team that regularly carries out operational audits.

Competitive Environment

ACE International’s primary competitors include U.S.-based companies with global operations, as well as other, non-U.S. global carriers and indigenous companies in regional and local markets. For the A&H lines of business, locally-based competitors include financial institutions and bank-owned insurance subsidiaries.

Our international operations have the distinct advantage of being one of a few international insurance groups with a global network of licensed companies able to write policies on a locally admitted basis. The principal competitive factors that affect the international operations are underwriting expertise and pricing, relative operating efficiency, product differentiation, producer relations and the quality of policyholder services. A competitive strength of our international operations is our global network and breadth of insurance programs, which assist individuals and business organizations to meet their risk management objectives. Insurance operations in nearly 50 countries also represent a competitive advantage in terms of depth of local technical expertise, accomplishing a spread of risk and offering a global network to service multi-national accounts.

ACE Global Markets holds a position of significant influence in the London market. Not withstanding the significant improvement in market conditions during 2002 and 2003, all lines of business face competition, depending on the business class, from Lloyd’s syndicates, the Institute of London Underwriters companies and other major international insurers and reinsurers. Competition for international risks is also seen from domestic insurers in the country of origin of the insured.

Global Reinsurance – Property and Casualty

Background

The Global Reinsurance P&C segment comprises ACE Tempest Re Bermuda, ACE Tempest Re USA, and ACE Tempest Re Europe. ACE Tempest Life Re (ACE Life Re), our Bermuda-based life reinsurance operation is discussed separately. The Global Reinsurance P&C segment markets its reinsurance products worldwide under the ACE Tempest Re brand name and provides a broad range of coverages to a diverse range of primary P&C companies.

ACE Tempest Re Bermuda principally provides property catastrophe reinsurance globally to insurers of commercial and personal property. Property catastrophe reinsurance on an occurrence basis protects a ceding company against an accumulation of losses covered by its issued insurance policies, arising from a common event or occurrence. ACE Tempest Re Bermuda underwrites reinsurance principally on an excess of loss basis, meaning that its exposure only arises after the ceding company’s accumulated losses have exceeded the attachment point of the reinsurance policy. ACE Tempest Re Bermuda also writes other types of reinsurance on a limited basis for selected clients. Examples include proportional property (reinsurer shares a proportional part of the premiums and losses of the ceding company) and per risk excess of loss treaty reinsurance (coverage applies on a per risk basis rather than per event or aggregate basis), together with specialty lines (catastrophe workers’ compensation and terrorism).

In 2000, ACE Tempest Re initiated plans aimed at building a leading global multi-line reinsurance business within ACE. This expansion has reduced volatility by diversifying ACE Tempest Re’s business to offer a comprehensive range of products to satisfy client demand. For the year ended December 31, 2003, approximately 40 percent of net premiums written came from the property catastrophe business and the remainder from traditional non-property catastrophe lines. This compares to an approximately 50 percent split in 2002. We consider an expanded product offering vital to competing effectively in the reinsurance market, but not at the expense of profitability.

ACE Tempest Re USA, located in Stamford, Connecticut, was established in 2000 as a wholly-owned subsidiary of ACE INA and acts as an underwriting agency on behalf of three of our U.S. companies. The focus of ACE Tempest Re USA has been on writing property per risk and casualty reinsurance, including marine and surety, principally on a treaty basis, with a weighting toward casualty. After the successful launch of ACE Tempest Re USA, ACE Tempest Re Europe was established in 2002, with locations in London and Dublin. The new operation writes all lines of traditional and non-traditional property, casualty, marine, aviation, and medical malpractice but is oriented to specialty and short-tail products. ACE Tempest Re Europe offers clients coverage through our Lloyd’s Syndicate 2488 and ACE INA UK in London, as well as coverage through ACE European Markets Reinsurance Limited in Dublin.

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

ACE Tempest Re Bermuda offers catastrophe reinsurance products on a global basis through reinsurance intermediaries. ACE Tempest Re USA writes all lines of traditional and non-traditional P&C business for the North American market. This unit underwrites a diversified treaty reinsurance portfolio produced through reinsurance intermediaries. Through ACE Tempest Re Europe, the Global Reinsurance segment provides treaty reinsurance of P&C business of insurance companies worldwide, with emphasis on non-U.S. and London market risks. The London-based division of ACE Tempest Re Europe focuses on the development of business sourced through London market brokers and consequently writes a diverse book of international business. The Dublin-based division, established late in 2002, focuses on providing reinsurance to continental European insurers via continental European brokers. ACE Tempest Re Europe’s underwriting capabilities include property treaty, casualty treaty and specialty.

Underwriting

Global Reinsurance underwrites through its offices in Bermuda, the U.S. (Stamford, Connecticut) and Europe (London and Dublin). We believe by operating through a small number of offices, underwriting expertise is centralized in a few locations which allows us to provide consistent service while providing additional control over the underwriting process. Global Reinsurance is a disciplined underwriter and has built an underwriting environment, involving both underwriters and actuaries, to provide the necessary controls over the underwriting process. In addition to substantial management oversight, these controls include regular underwriting audits (by peer groups), actuarial pricing and reserve support, catastrophe exposure management (using sophisticated modeling software) and regular reviews by our corporate internal audit department. Global Reinsurance also establishes zonal and peril accumulation limits to avoid concentrations of risk from natural perils.

Rates, policy limits, retentions and other reinsurance terms and conditions are generally established in a worldwide competitive market that evaluates exposure and balances demand for property catastrophe coverage against the available supply. ACE Tempest Re is considered a lead reinsurer and is typically involved in the negotiation and quotation of the terms and conditions of the majority of the contracts in which it participates. Deals are structured and priced by teams of underwriters and actuaries using a comprehensive suite of experience and exposure-based actuarial models. This process is designed to ensure that full consideration is given to a complete understanding of the underlying risk profile of the product and that the terms and conditions are appropriate. Each deal is peer-reviewed and approved by other underwriters and actuaries.

Because ACE Tempest Re Bermuda underwrites property catastrophe reinsurance and has large aggregate exposures to natural and man-made disasters, its claims experience generally will involve infrequent events of considerable severity. ACE Tempest Re Bermuda seeks to diversify its property catastrophe reinsurance portfolio to moderate the impact of this severity. The principal means of diversification are by geographic coverage and by varying attachment points and imposing coverage limits per program. Furthermore, ACE Tempest Re Bermuda applies an underwriting process for property catastrophe risks based on models that use exposure data submitted by prospective reinsureds in accordance with requirements set by its underwriters. The data is analyzed using a suite of catastrophe analysis tools, including externally developed event based models licensed from credible vendors as well as proprietary models developed in-house. The output from these catastrophe analysis tools is fed into ACE Tempest Re’s proprietary risk management platform (Heuron), enabling it to extensively simulate possible combinations of events affecting the portfolio and price coverages accordingly. Heuron measures the accumulation of exposures and assigns risk-based capital to each new risk that is being underwritten. The amount of risk-based capital required to support the new risk will vary according to the contribution that the new risk makes to existing portfolio accumulations. This unique analytical approach requires exposure data from each cedant within the portfolio. Heuron also provides decision support analysis for capital management, including the purchase of retrocessional coverages.

Competitive Environment

The Global Reinsurance segment competes worldwide with major U.S. and non-U.S. reinsurers as well as reinsurance departments of numerous multi-line insurance organizations. Global Reinsurance competes effectively in P&C markets worldwide because of its strong capital position, the quality of service provided to customers, the leading role it plays in setting the terms, pricing and conditions in negotiating contracts, and its customized approach to risk selection. While consolidation and closures have reduced its number of competitors, there is still meaningful competition in the marketplace.

Global Reinsurance – Life Reinsurance

Background

ACE Life Re was formed in 2001 as a niche player in the life reinsurance market. ACE Life Re’s strategic focus is to differentiate itself in its targeted business, which is principally to provide reinsurance coverage to other life insurance companies focusing on guarantees included in certain annuity products (fixed and variable). ACE Life Re does not compete on a traditional basis for pure mortality business. The reinsurance transactions entered into typically help clients (ceding companies) to manage mortality, morbidity, and/or lapse risks embedded in their book of business.

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

ACE Life Re’s strategy and business does not depend on a single client or a few clients. To date, reinsurance agreements have been entered into with over 20 clients. However, like most start-up operations, a single large transaction can account for a significant percentage of total revenue. We anticipate that as business continues to grow, ACE Life Re will have a reasonably diversified source of revenue by number of clients and by lines of business.

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

In implementing the underwriting guidelines, an experienced underwriting team is utilized to select opportunities with acceptable risk/return profiles. Reinsurance business is assumed only after considering many factors, including the type of risks to be covered, actuarial evaluations, historical performance data for the client and the industry as a whole, the client’s retention, the product to be reinsured, pricing assumptions, underwriting standards, reputation and financial strength of the client, the likelihood of establishing a long term relationship with the client, and the market share of the client. Pricing of reinsurance products is based on ACE Life Re’s sophisticated actuarial and investment models which incorporate a number of factors. These factors include assumptions for mortality, morbidity, expenses, demographics, persistency and investment returns, as well as certain macroeconomic factors such as inflation, taxation and certain regulatory factors such as surplus requirements.

Competitive Environment

The life reinsurance industry is highly competitive. Most of the reinsurance companies are well established, have significant operating histories, strong claims-paying ability ratings, and long-standing client relationships through existing treaties with ceding companies. ACE Life Re competes effectively by leveraging the strength of its client relationships, underwriting expertise and capacity, and our brand name and capital position.

Financial Services

Background

The Financial Services segment includes the financial guaranty business of ACE Guaranty Corp. and ACE Capital Re International and the financial solutions business in the U.S. and Bermuda.

In December 1999, we diversified our product offering by acquiring ACE Guaranty Corp. and ACE Capital Re International through the acquisition of Capital Re Corporation. This transaction added depth and expertise to our financial reinsurance capabilities and represented a strategic complement to our portfolio by establishing us as a key financial guaranty reinsurer. The financial guaranty business provides credit enhancement products to the municipal finance, structured finance, credit derivatives and mortgage markets. We apply our credit expertise, risk management skills and capital markets experience to develop products that meet the needs of our customers.

On March 8, 2004, Assured Guaranty, formerly AGC Holdings, filed an amendment to the registration statement filed with the SEC on December 23, 2003 on Form S-1 for an initial public offering (IPO). Assured Guaranty is a wholly owned subsidiary of ACE Limited. Upon completion of the IPO, Assured Guaranty will be the holding company for the operating units now known as ACE Guaranty Corp. and ACE Capital Re International. ACE expects to retain as much as 25-35 percent of its interest in Assured Guaranty depending on market conditions. Assured Guaranty was incorporated in Bermuda in August 2003 for the sole purpose of becoming a holding company for ACE’s subsidiaries conducting its financial and mortgage guaranty businesses. We are considering strategic alternatives with respect to other lines of business written by the insurance and reinsurance subsidiaries of Assured Guaranty.

The financial solutions business is the other broad category of the Financial Services segment. This business is primarily conducted through ACE Financial Solutions (AFS) and ACE Financial Solutions International (AFSI). AFS was established in April 2000 as an operating division of ACE USA, with employees based in Philadelphia, PA, and New York, NY. AFS consists of three lines of business: securitization and risk trading (SRT), finite and structured risk products (FSRP), and retroactive contracts in the form of loss portfolio transfers (LPTs). The structured life and A&H lines of business were discontinued in December 2002. AFSI started in 1995 as a line of business within ACE Bermuda. Based in Bermuda, AFSI offers FSRPs and LPTs.

Products and Distribution

The financial guaranty operation insures and reinsures investment grade financial guaranty exposures, including credit default swap transactions. In addition to financial guaranty our product line includes mortgage guaranty reinsurance, title reinsurance and trade credit insurance.

• Financial guaranty insurance is a type of credit enhancement, similar to a surety, which is regulated under the insurance laws of various jurisdictions. Financial guaranty insurance provides an unconditional and irrevocable guaranty that protects the holder of a financial obligation against non-payment of principal and interest when due. Financial guaranty reinsurance indemnifies another financial guarantor, the ceding company, against part or all the loss the ceding company may sustain.

• Mortgage guaranty insurance protects mortgage lenders against the default of borrowers on mortgage loans. Mortgage guaranty reinsurance indemnifies the mortgage guaranty insurer, the ceding company, against part or all of the loss the ceding company may sustain.

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

• Trade credit insurance protects the sellers of goods and services from the risk of non-payment of trade receivables in the event a buyer becomes insolvent or other external factors affect payment from the buyer and is a large, well-established specialty insurance product, particularly in Western Europe. Trade credit policyholders are typically covered for short-term exposures (generally less than 180 days and averaging 60-90 days) for insolvency or payment defaults by domestic and/or foreign buyers.

Over the past 15 years the financial guaranty companies have established strong relationships with key participants in their markets. Relationships are maintained with major U.S. primary financial guaranty insurers, investment banks, mortgage guaranty insurers, title insurers and major European trade credit insurers. Additionally, a portion of the financial guaranty operation’s business is developed through relationships with brokers and reinsurance intermediaries. The title reinsurance business has developed substantially all of its business opportunities through direct contacts with primary title insurers.

The financial solutions operation of this segment provides the SRT, FSRP and LPT management lines of business.

• SRTs provide solutions for trading highly structured private and capital markets transactions, focusing on assuming and trading highly structured financial risks, principally credit risk, in the mezzanine layers (A, BBB and BB, as rated by Standard & Poor’s) of risk.

• FSRPs are programs written to facilitate economic efficiency for clients by providing insurance protection, liquidity, capital efficiency and optimal tax treatment. FSRP structures are commonly multi-year term with defined limits with a combination of risk transfer and loss funding.

• LPTs are contracts which are structured to assume liabilities incurred by corporations, public entities, insurance companies, captives, self-insured groups and state funds. These liabilities consist mainly of workers’ compensation, but also include general liability, product liability, auto liability, warranty and medical. These contracts, which meet the established criteria for insurance or reinsurance accounting under accounting principles generally accepted in the U.S. (GAAP) are recorded in the statement of operations when written and generally result in large, one-time written and earned premiums with comparable incurred losses.

Due to the nature of the financial solutions business, premium volume can vary significantly from period to period and therefore premiums written in any one period are not indicative of premiums to be written in future periods.

Underwriting

The financial guaranty operations have a disciplined approach to underwriting that emphasizes profitability over market share. We have substantial experience in developing innovative credit enhancement solutions to satisfy the diverse risk and financial management demands of our customers. We emphasize an analytical underwriting process organized around integrated teams consisting of credit and quantitative analysts, risk management professionals and lawyers. Additionally, finance personnel review the proposed exposure for compliance with applicable accounting standards and investment guidelines.

Within the Financial Services segment, the financial solutions operations provide one-off insurance and reinsurance solutions to clients with unique or complex risks which are not adequately addressed in the traditional insurance market. Each financial solutions contract is structured to meet the needs of each client. These one-off contracts may provide coverage for multiple exposure lines, may include profit-sharing features and often insure events over a multi-year period. Underwriting profit emerges over the term of the contract as the risk of loss on the underlying business diminishes. From time to time, a financial solutions contract may be written where the loss payments are expected to exceed the premiums and therefore the contract produces an underwriting loss over the life of the contract. These contracts are written, in part, because the amount of investment income generated by the contract is expected to exceed the underwriting loss and produce a meaningful economic benefit to ACE.

LPTs written within the Financial Services segment insure a client’s liability for future payments related to loss events that have occurred in the past, and therefore the coverage provided is considered retroactive. Although the events have occurred in the past, the future amount and timing of loss payments associated with those events are uncertain, creating the demand for insurance or reinsurance. Loss payments on an LPT are often anticipated to occur over a lengthy future period. Similar to financial solutions contracts, loss payments may be expected to exceed the premiums thereby producing underwriting losses over the life of the contract. We write this business, in part, because the investment income earned over the life of the contract is expected to exceed the underwriting losses and produce a meaningful economic benefit to ACE.

Retroactive contracts do not significantly impact earnings in the year of inception, but rather the amount by which estimated ultimate losses payable are greater (or less) than the premiums received is established as a deferred charge (or gain) and amortized against (or into) underwriting income over the estimated future claim settlement periods.

Competitive Environment

The Financial Services segment faces direct and indirect competition from equally rated financial institutions on all lines of business. The differentiating factors include pricing, customer service, market perception and historical performance.

Competition in the financial guaranty market consists principally of four major players as well as two recent entrants. The financial guaranty business also faces competition indirectly from other highly rated financial institutions that provide capital substitutes to the primary financial guaranty insurers. Banks, multiline insurers and reinsurers participate in this broader credit enhancement market. Competition is also a function of the ease with which primary insurers can raise capital in the private or public equity markets. Increased primary capital increases the ability of insurers to retain risk and diminishes the need for reinsurance. Our principal competitors in the financial guaranty reinsurance market consist of a few international reinsurers and, to a lesser extent, a few domestic reinsurers. Competition in this market is based upon many factors, including overall financial strength, pricing, service and evaluation of claims-paying ability by major rating agencies. In the mortgage reinsurance market, competition mainly consists of international mortgage reinsurers and, to a lesser extent, U.S. multi-line insurers.

For financial solutions, the primary competitive factors are rating agency standing, quality of service and the ability to post collateral. The SRT line competes with insurance companies and other financial institutions that assume and trade credit risk. This operation focuses on investment-grade portfolio credit exposures and competes in this market sector on terms of price, capacity and terms. The FSRP and retroactive contracts operations compete with several other P&C insurance companies, which have groups offering LPTs, traditional and non-traditional buy-outs and finite insurance and reinsurance. Competition is generally based on contract price, capacity and terms.

Unpaid Losses And Loss Expenses

We establish reserves for unpaid losses and loss expenses, which are estimates of future payments of reported and unreported claims for losses and related expenses, with respect to insured events that have occurred. The process of establishing reserves for P&C claims can be complex and is subject to considerable variability as it requires the use of informed estimates and judgments. These estimates and judgments are based on numerous factors, and may be revised as additional experience and other data become available and are reviewed, as new or improved methodologies are developed or as current laws change. We have actuarial staff in each of our operating segments who track insurance reserves and regularly evaluate the levels of loss reserves, taking into consideration factors that may impact the ultimate loss reserves. Any such revisions could result in future changes in estimates of losses or reinsurance recoverable and would be reflected in our results of operations in the period in which the estimates are changed. Losses and loss expenses are charged to income as incurred. The reserve for unpaid losses and loss expenses represents the estimated ultimate losses and loss expenses less paid losses and loss expenses, and comprises case reserves and incurred but not reported loss reserves (IBNR). During the loss settlement period, which can be many years in duration, additional facts regarding individual claims and trends often will become known. As these become apparent, case reserves may be adjusted by allocation from IBNR without any change in the overall reserve. In addition, application of statistical and actuarial methods may require the adjustment of the overall reserves upward or downward from time to time. Accordingly, the ultimate settlement of losses may be significantly greater than or less than reported loss and loss expense reserves.

We evaluate our estimates of reserves quarterly in light of developing information and discussions and negotiations with our insureds. While we are unable at this time to determine whether additional reserves, which could have a material adverse effect upon our financial condition, results of operations and cash flows, may be necessary in the future, we believe that our reserves for unpaid losses and loss expenses are adequate as of December 31, 2003.

We have considered A&E claims and claims expenses in establishing the liability for unpaid losses and loss expenses and have developed reserving methods which incorporate new sources of data with historical experience to estimate the ultimate losses arising from A&E exposures. The reserves for A&E claims and claims expenses represent management’s best estimate of future loss and loss expense payments and recoveries which are expected to develop over the next several decades. We continuously monitor evolving case law and its effect on environmental and latent injury claims and we review our total estimate of A&E claims quarterly.

For each line of business, management, in conjunction with internal actuaries, develop a “best estimate” of ultimate liabilities, which they believe provide a reasonable estimate of the required reserve. The internal actuaries utilize one set of assumptions in determining a single point estimate. The unpaid losses and loss expenses section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of our reserve-setting procedures by segment.

The “Analysis of Losses and Loss Expenses Development” shown below presents the subsequent development of the estimated year-end liability for net unpaid losses and loss expenses for the last eleven years. On July 2, 1999, we changed our fiscal year-end from September 30 to December 31. As a result, the information provided for the 1999 year is actually for the 15-month period from October 1, 1998, through December 31, 1999. Prior to December 31, 1999, the net unpaid losses and loss expenses are in respect of annual periods ending on September 30 of each year. The table also presents at December 31, 2003, the cumulative development of the estimated year-end liability for gross unpaid losses and loss expenses for the years 1994 through 2002. The top lines of the table show the estimated liability for gross and net unpaid losses and loss expenses recorded at the balance sheet date for each of the indicated periods. This liability represents the estimated amount of losses and loss expenses for claims arising from all prior years’ policies and agreements that were unpaid at the balance sheet date, including IBNR loss reserves. The upper (paid) portion of the table presents the net amounts paid as of subsequent periods on those claims for which reserves were carried as of each balance sheet date. The lower portion of the table shows the re-estimated amount of the previously recorded net liability as of the end of each succeeding period. The bottom lines of the table show the re-estimated amount of previously recorded gross liability at December 31, 2003, together with the change in reinsurance recoverable. We do not consider it appropriate to extrapolate future deficiencies or redundancies based upon the table below, as conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Several aspects of our operations, including the low frequency and high severity of losses in the high excess layers in which we provide insurance, complicate the actuarial reserving techniques we utilize. Accordingly, we expect that ultimate losses and loss expenses attributable to any single underwriting year will be either more or less than the incremental changes in the lower portion of the table. The “cumulative redundancy/deficiency” shown in the table below represents the aggregate change in the reserve estimates over all subsequent years. The amounts noted are cumulative in nature; that is, an increase in loss estimate for prior year losses generates a deficiency in each intermediate year. On November 1, 1993, we acquired CODA, on July 1, 1996, we acquired ACE Tempest Re, and on July 9, 1998, we acquired Tarquin. The table has been restated to include CODA, ACE Tempest Re and Tarquin’s loss experience as if each of these companies had been our wholly-owned subsidiaries from their inception. On January 2, 1998, we acquired ACE US Holdings; on April 1, 1998, we acquired CAT Limited; and on July 2, 1999, we acquired ACE INA. The unpaid loss information for ACE US Holdings, CAT Limited and ACE INA has been included in the table commencing in the year of acquisition. As a result, 1999 includes net reserves of $6.8 billion related to ACE INA at the date of acquisition and subsequent development thereon.

Analysis of Losses and Loss Expenses Development

	Years ended September 30						Years ended December 31
(in millions of U.S. dollars)	1993	1994	1995	1996	1997	1998	1999(1)	2000	2001	2002	2003

Gross unpaid	$766	$1,176	$1,492	$1,978	$2,112	$3,738	$16,460	$17,388	$20,728	$24,315	$27,155
Net unpaid	766	1,176	1,489	1,892	2,007	2,678	8,909	9,065	10,099	11,318	13,963
Net paid (Cumulative) As Of:
1 year later	127	67	80	359	337	1,018	2,711	2,404	2,685	2,640
2 years later	183	122	414	663	925	1,480	4,077	3,831	4,596
3 years later	229	452	696	1,248	1,066	1,656	5,133	5,095
4 years later	559	726	1,259	1,372	1,171	1,813	6,132
5 years later	838	1,286	1,380	1,465	1,197	1,979
6 years later	1,398	1,369	1,468	1,481	1,235
7 years later	1,481	1,450	1,481	1,517
8 years later	1,562	1,438	1,516
9 years later	1,550	1,458
10 years later	1,564
Net Liability Re-estimated As Of:
End of year	$766	$1,176	$1,489	$1,892	$2,007	$2,678	$8,909	$9,065	$10,099	$11,318	$13,963
1 year later	966	1,177	1,489	1,892	1,990	2,753	8,848	9,159	10,808	11,490
2 years later	1,068	1,228	1,489	1,881	1,915	2,747	8,851	9,727	11,006
3 years later	1,211	1,387	1,480	1,824	1,853	2,722	9,371	9,963
4 years later	1,430	1,401	1,495	1,852	1,833	2,730	9,512
5 years later	1,443	1,472	1,589	1,932	1,816	2,715
6 years later	1,580	1,530	1,679	1,931	1,829
7 years later	1,642	1,606	1,654	1,936
8 years later	1,713	1,566	1,672
9 years later	1,672	1,580
10 years later	1,686
Cumulative redundancy/ (deficiency)	(920)	(404)	(183)	(44)	178	(37)	(603)	(898)	(907)	(172)(2)
Gross unpaid losses and loss expenses end of year	766	1,176	1,492	1,978	2,112	3,738	16,460	17,388	20,728	24,315	27,155
Reinsurance recoverable on unpaid losses	—	—	3	86	105	1,060	7,551	8,323	10,629	12,997	13,192

Net unpaid losses and loss expenses	766	1,176	1,489	1,892	2,007	2,678	8,909	9,065	10,099	11,318	13,963

Gross liability re-estimated	1,686	1,580	1,674	2,012	1,868	3,967	20,877	22,132	25,911	26,962
Reinsurance recoverable on unpaid losses	—	—	2	76	39	1,252	11,365	12,169	14,905	15,472

Net liability re-estimated	1,686	1,580	1,672	1,936	1,829	2,715	9,512	9,963	11,006	11,490

Cumulative redundancy/(deficiency) on gross unpaid	(920)	(404)	(182)	(34)	244	(229)	(4,417)	(4,744)	(5,183)	(2,647)

(1)	The 1999 year is for the 15-month period ended December 31, 1999.
(2)	The difference between the loss development included above and that reflected in the reconciliation of unpaid losses and loss expenses development of $8 million principally relates to certain changes in the deferred asset related to LPTs (value of reinsurance business assumed) that affects losses incurred but does not affect the table above.

The cumulative gross redundancy/deficiency is the difference between the gross loss reserves originally recorded and the re-estimated liability at December 31, 2003. We utilized little or no reinsurance for 1997 and prior years. In 1999, ACE INA acquired the CIGNA P&C insurance operations and the acquired loss reserves for 1999 and prior years are included in the table commencing in 1999. As of December 31, 2003, the cumulative deficiency for 1999 is $4.4 billion. This relates primarily to U.S. liabilities, including A&E liabilities for 1995 and prior. Reinsurance coverages have the effect of substantially reducing the net loss as follows: of the total $4.4 billion of cumulative deficiency for 1999 and prior years, approximately $2.2 billion was covered by reinsurance placed when the risks were originally written and $1.25 billion of the remaining liability has been ceded to the National Indemnity Company (“NICO”). Of the cumulative deficiency of $4.4 billion noted for 1999, approximately $500 million was identified and recorded in 2000, $600 million in 2001, $2.8 billion in 2002 and $500 million in 2003.

Reconciliation of Unpaid Losses and Loss Expenses

	Years Ended December 31

(in thousands of U.S. dollars)	2003	2002	2001

Gross unpaid losses and loss expenses at beginning of year	$24,315,182	$20,728,122	$17,388,394
Reinsurance recoverable on unpaid losses	(12,997,164)	(10,628,608)	(8,323,444)

Net unpaid losses and loss expenses at beginning of year	11,318,018	10,099,514	9,064,950
Unpaid losses and loss expenses assumed in respect of reinsurance business acquired	89,779	202,920	300,204

Total	11,407,797	10,302,434	9,365,154

Net losses and loss expenses incurred in respect of losses occurring in:
Current year	5,953,076	4,197,829	4,457,986
Prior year	164,326	708,681	94,470

Total	6,117,402	4,906,510	4,552,456

Net losses and loss expenses paid in respect of losses occurring in:
Current year	1,266,288	1,265,880	1,345,699
Prior year	2,639,554	2,685,401	2,404,155

Total	3,905,842	3,951,281	3,749,854

Foreign currency revaluation	343,872	60,355	(68,242)

Net unpaid losses and loss expenses at end of year	13,963,229	11,318,018	10,099,514
Reinsurance recoverable on unpaid losses	13,191,609	12,997,164	10,628,608

Gross unpaid losses and loss expenses at end of year	$27,154,838	$24,315,182	$20,728,122

Our net incurred losses in 2003 were $6.1 billion, compared with $4.9 billion and $4.5 billion in 2002 and 2001, respectively. Net losses and loss expenses incurred for 2003, 2002 and 2001 include $164 million, $709 million and $94 million of prior period development, respectively. In 2002, we incurred $516 million of prior period development related to A&E. More information regarding prior period development is included in the Segment Operating Results section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Investments

Our principal investment objective is to ensure that funds will be available to meet our primary insurance and reinsurance obligations. Within this broad liquidity constraint, the investment portfolio’s structure seeks to maximize return subject to specifically-approved guidelines of overall asset classes, credit quality, liquidity and volatility of expected returns. As such, our investment portfolio is invested primarily in investment-grade fixed-income securities as measured by the major rating agencies.

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

For the portfolio, we determine allowable, targeted asset allocation and ranges for each of the operating segments. These asset allocation targets are derived from sophisticated asset and liability modeling that measures correlated histories of returns and volatility of returns. Allowable investment classes are further refined through analysis of our operating environment, including expected volatility of cash flows, overall capital position, regulatory and rating agency considerations.

The Finance and Investment Committee of the Board of Directors approves asset allocation targets and reviews our investment policy to ensure that it is consistent with our overall goals, strategies and objectives. Overall investment guidelines are approved by the Finance and Investment Committee to ensure appropriate levels of portfolio liquidity, credit quality, diversification and volatility are maintained. In addition, the Finance and Investment Committee systematically reviews the portfolio’s exposures to capture any potential violations of investment guidelines.

Within the guidelines and asset allocation parameters established by the Finance and Investment Committee, individual investment committees of the operating segments determine tactical asset allocation. Additionally, these committees review all investment-related activity that affects their operating company, including the selection of outside investment advisors, proposed asset allocations changes, and the systematic review of investment guidelines.

For additional information regarding the investment portfolio, including breakdowns of the sector and maturity distributions, see Note 3 of the Consolidated Financial Statements.

Regulation

Bermuda Operations

In Bermuda, our insurance subsidiaries are principally regulated by the Insurance Act 1978 (as amended) and related regulations (the Act). The Act imposes on Bermuda insurance companies, solvency and liquidity standards, and auditing and reporting requirements, and grants the Bermuda Monetary Authority (the Authority) powers to supervise, investigate and intervene in the affairs of insurance companies. Significant requirements include the appointment of an independent auditor, the appointment of a loss reserve specialist and the filing of the Annual Statutory Financial Return with the Supervisor of Insurance (the Supervisor). The Supervisor is the chief administrative officer under the Act. The Minister of Finance (the Minister) has appointed an Insurance Advisory Committee which provides advice to the Authority on matters connected with the discharge of its functions under the Act and also to advise the Minister on matters related to the development of the insurance industry in Bermuda.

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

The Supervisor may appoint an inspector with extensive powers to investigate the affairs of an insurer if he believes that an investigation is required in the interest of the insurer’s policyholders or persons who may become policyholders. In order to verify or supplement information otherwise provided to him, the Supervisor may direct an insurer to produce documents or information relating to matters connected with the insurer’s business. The power to obtain information is exercisable in relation to any company in Bermuda which is a parent company, subsidiary company or other associated companies of the insurer. If it appears to the Supervisor that there is a risk of the insurer becoming insolvent, or that the insurer is in breach of the Act or any conditions or its registration under the Act, the Supervisor may direct the insurer not to take on any new insurance business, not to vary any insurance contract if the effect would be to increase the insurer’s liabilities, not to make certain investments, to realize certain investments, to maintain in or transfer to the custody of a specified bank certain assets, not to declare or pay any dividends or other distributions, or to restrict the making of such payments and/or to limit its premium income.

The Act requires every insurer to appoint a principal representative resident in Bermuda and to maintain a principal office in Bermuda. The principal representative must be knowledgeable in insurance and is responsible for arranging the maintenance and custody of the statutory accounting records and for filing the annual Statutory Financial Return. There are various obligations placed on the principal representative. Among other items, the principal representative must report to the Authority if they consider that there is any likelihood of the insurer becoming insolvent or when the principal representative becomes aware or has reason to believe that the insurer has failed or defaulted in matters that may have been set out in the Act. The Act makes no attempt to restrict the nature of the risks underwritten by an insurer though conditions may be imposed relating to certain types of insurance business at the time of the application to register under the Act.

U.S. Operations

Although at the present time there is limited federal regulation of the insurance business in the U.S., our U.S. insurance subsidiaries are subject to extensive regulation in the states in which they do business. The laws of the various states establish supervisory agencies with broad authority to regulate, among other things: licenses to transact business, soliciting business, advertising, rates for certain business, policy language, underwriting and claims practices, transactions with affiliates, reserve adequacy, dividends, investments and insurer solvency. In addition, the U.S. insurance subsidiaries are subject to judicial decisions that define the scope of an insurer’s duty to defend a claim and the risks and benefits for which insurance is sought and provided. These include judicial interpretations of the nature of the insured risk in such areas as product liability and environmental coverages.

Regulations generally require insurance and reinsurance companies to furnish information to their domestic state insurance department concerning activities which may materially affect the operations, management or financial condition and solvency of the company. Regulations vary from state to state but generally require that each primary insurance company obtain a license from the department of insurance of a state to conduct business in that state. A reinsurance company is not generally required to have an insurance license to reinsure a U.S. ceding company. However, for a U.S. ceding company to obtain financial statement credit for reinsurance ceded, the reinsurer must obtain an insurance license or accredited status from the cedant’s state of domicile or must post collateral to support the liabilities ceded. In addition, regulations for reinsurers vary somewhat from primary insurers in that reinsurers are typically not subject to regulator approval of insurance policy forms or the rates agreed to between ceding insurers and their reinsurers.

Our U.S. insurance subsidiaries are required to file detailed annual and, in some states, quarterly reports with state insurance regulators in each of the states in which they do business. Such annual and quarterly reports are required to be prepared on a calendar year basis. In addition, the U.S. insurance subsidiaries’ operations and accounts are subject to examination at regular intervals by state regulators. The respective reports filed in accordance with applicable insurance regulations with respect to the most recent periodic examinations of the U.S. insurance subsidiaries contained no material adverse findings.

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

State insurance regulators have also adopted Risk Based Capital (RBC) requirements that are applicable to some of the U.S. insurance subsidiaries. These RBC requirements are designed to monitor capital adequacy and to raise the level of protection that statutory surplus provides for policyholders. The RBC formula provides a mechanism for the calculation of an insurance company’s Authorized Control Level (ACL) RBC amount. The initial RBC level which triggers regulatory action is known as the Company Action Level. Failure to achieve this level of RBC, which occurs if policyholders’ surplus falls below 200 percent of the ACL, requires the insurance company to submit a plan of corrective action to the relevant insurance commissioner. Based on the RBC formula, at December 31, 2003, the policyholders’ surplus of each of the ongoing U.S. insurance subsidiaries was higher than the Company Action Level.

There are additional progressive RBC failure levels, which trigger more stringent regulatory action. If an insurer’s policyholders’ surplus falls below the Mandatory Control Level (70 percent of the ACL), the relevant insurance commissioner is required to place the insurer under regulatory control. However, an insurance commissioner may allow a P&C company operating below the Mandatory Control Level that is writing no business and is running off its existing business to continue its run-off. Brandywine is running-off its liabilities consistent with the terms of an order issued by the Insurance Commissioner of Pennsylvania. This includes periodic reporting obligations to the Pennsylvania Insurance Department. The Commissioner has determined that Brandywine has sufficient assets to meet its obligations.

In November 2002, the U.S. Congress passed the Terrorism Risk Insurance Act (TRIA), which requires commercial P&C insurers to offer coverage for losses due to certified acts of terrorism that does not differ materially from the terms, amounts and other coverage limitations offered by the insurer for other types of risks. Insured losses which are compensable under TRIA are those losses caused by an act certified by the Secretary of the Treasury, in concurrence with the Secretary of State and the Attorney General, to be an act of terrorism. The Secretary may only certify an act as terrorism if it involves a foreign person or group and has resulted in damage within the United States or to a U.S. air carrier or U.S. flag vessel. To be certified, the act must have caused aggregate damages exceeding $5 million. TRIA nullifies all terrorism exclusions in existing commercial P&C policies, but such exclusions may be reinstated if the insured either gives written authorization for such reinstatement or fails to pay any increased premium for the terrorism coverage after 30 days’ notice.

TRIA also provides for the federal government to reimburse insurers for 90 percent of their terrorism-related losses, subject to a premium-based deductible. The deductible for 2003 was seven percent of direct earned premiums for the year. For 2004, the deductible is ten percent of direct earned premium and for 2005 it will be 15 percent of direct earned premium.

In the event of a loss similar to the losses sustained in connection with the September 11 tragedy, our deductible and ten percent share of losses would have a material adverse effect on our results of operations in the period in which the loss is incurred and on our financial condition.

International Operations

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

• the frequency of contact and periodic on-site examinations by insurance authorities differ by country; and

• regulatory requirements relating to insurer’s dividend policies vary by country.

Significant variations can also be found in the size, structure and resources of the local regulatory departments that oversee insurance activities. Certain regulators prefer close relationships with all subject insurers and others operate a risk-based approach.

ACE operates in some countries through our subsidiaries and in some countries through branches of those subsidiaries. Local capital requirements applicable to a subsidiary generally include its branches. Certain ACE companies are jointly owned with local companies to comply with legal requirements for local ownership. Other legal requirements include discretionary licensing procedures, compulsory cessions of reinsurance, local retention of funds and records, and foreign exchange controls. ACE’s international companies are also subject to multinational application of certain U.S. laws. The complex regulatory environments in which ACE operates are subject to change and are regularly monitored.

United Kingdom

ACE INA UK Limited and ACE Underwriting Agencies Limited (responsible for managing Syndicate 2488 at Lloyd’s) and staff employed within the U.K. operations, are subject to primary regulation by the Financial Services Authority (FSA-U.K.). The FSA-U.K. is the single U.K. statutory regulator for the supervision of securities, banking and insurance business. The FSA-U.K. imposes capital adequacy, auditing, financial reporting and other requirements upon both insurers and the Society of Lloyd’s. In addition, Syndicate 2488 is subject to the requirements of the Council of Lloyd’s.

The FSA-U.K. regulates us and our subsidiaries in the ownership chain of our U.K. insurance companies, Lloyd’s managing agencies and Corporate Capital Vehicles (CCVs) pursuant to their authority with respect to a “controller”. Certain U.K.-based directors and employees are individually subject to regulation by the FSA-U.K. and Lloyd’s.

ACE INA UK Limited was re-authorized by the FSA-U.K. to write all classes of insurance business in December 2002. It has recently set up branch offices in all major European states and is an eligible excess and surplus lines reinsurer in most U.S. states.

The FSA-U.K. has taken over the regulation of managing agents that were previously subject to Lloyd’s supervision. Lloyd’s Regulatory Department is now responsible for managing risk on behalf of the Lloyd’s Franchise and a new department, the Franchise Directorate, has been set up to approve and monitor each syndicate’s business plan.

Europe

ACE Insurance S.A.-N.V. (ACE Europe) is registered as an insurer in Belgium and is regulated by the CBFA (the Commission bancaire, financière et des assurances/Commissie voor het Bank-, Financie- en Assurantiewezen and formerly known as the OCA). Like ACE INA UK Limited, ACE Europe is able to conduct its insurance business pursuant to the local laws passed by European Economic Area (EEA) member states, in particular the European Third Non-Life Directive of 1992 (Framework Directive). Under the Framework Directive, ACE Europe and ACE INA UK Limited have established operations in 14 EEA jurisdictions, and are able to conduct cross-border business on a freedom of service basis. Both companies are subject to the group solvency requirements set by the European directive on Supervision of Insurance Undertakings in Insurance Groups.

ACE Far East

ACE Japan is regulated by the Financial Services Authority in Japan (FSA-Japan). In accordance with the Insurance Business Law in Japan, the FSA-Japan focuses on protecting policyholders’ interests by ensuring the sound management of insurance companies and their operations, including licensing, product filings and approval, distribution of insurance products, investment of insurance premiums and other assets, etc. FSA-Japan staff conduct on-site inspections when deemed necessary. Insurance companies must submit an annual business report regarding its operations and assets. Deregulation and liberalization of the Japanese non-life insurance market has placed more emphasis on insurers’ independence of operation and compliance requirements.

United States Regulation and Tax of Non-U.S. Operations

Regulation of non-U.S insurers, often referred to as alien insurers, varies on a state by state basis. However, generally, alien insurers may write primary insurance in a state in one of three ways: (1) pursuant to a license issued by a state (admitted insurers), (2) by meeting a state’s excess and surplus lines eligibility standards (surplus lines-eligible insurers) or (3) pursuant to other state-specific exemptions. Alien insurers may write reinsurance on either an admitted or non-admitted basis. Admitted alien insurers are subject to regulation of solvency, premium rates and policy forms similar to regulation of domestic insurers. Surplus lines-eligible and other non-admitted alien insurers may be subject to minimum solvency and security requirements and other state specific criteria.

Lloyd’s is licensed for direct insurance in Illinois, Kentucky and the U.S. Virgin Islands and is an eligible excess and surplus lines insurer in all states and territories except Kentucky and the U.S. Virgin Islands. Lloyd’s is also an accredited reinsurer in all states and territories. In certain states, various categories of direct insurance are exempt under state laws. Lloyd’s maintains various trust funds in the state of New York in support of past, current and future underwriting of U.S. business, subject to regulation by the New York Insurance Department, which acts as the domiciliary commissioner for Lloyd’s U.S. trust funds. There are also deposit trust funds in other states to support both reinsurance and excess and surplus lines insurance business.

In addition ACE INA UK Limited, is now an eligible excess and surplus lines insurer in 33 U.S. states, with a number of additional state applications pending. ACE INA UK Limited is also able to write reinsurance business on a non-admitted basis in both the U.S. and a number of other jurisdictions.

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

The U.S. Internal Revenue Code of 1986, as amended, (the Code) also imposes an excise tax on insurance and reinsurance premiums paid to foreign insurers or reinsurers with respect to U.S. risks. The rates of tax, unless reduced by an applicable U.S. tax treaty, are four percent for non-life insurance premiums and one percent for life insurance and all reinsurance premiums.

There can be no assurance that new or additional legislation in the U.S. will not be proposed and enacted that has the effect of subjecting our non-U.S. insurance subsidiaries, including our Lloyd’s operations, to regulation in the U.S.

Tax Matters

Corporate Income Tax

ACE Limited is a Cayman Islands corporation that operates as a holding company with offices only in Bermuda and does not pay U.S. corporate income taxes (except certain withholding taxes) on the basis that it is not engaged in a trade or business in the U.S. However, there can be no assurance that the Internal Revenue Service (IRS) will not contend to the contrary. If ACE Limited were subject to U.S. income tax, there could be a material adverse effect on our shareholders’ equity and earnings. ACE Limited and its Bermuda-based insurance and reinsurance subsidiaries do not file U.S. income tax returns reporting income subject to U.S. income tax since they do not conduct business within the U.S. However, ACE Limited and its Bermuda-based insurance and reinsurance subsidiaries have filed protective tax returns reporting no U.S. income to preserve their ability to deduct their ordinary and necessary business expenses should the IRS successfully challenge their contention that none of their income is subject to a net income tax in the U.S.

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

Income from the operations at Lloyd’s is subject to U.K. corporation taxes. Lloyd’s is also required to pay U.S. income tax on U.S. effectively connected income written by Lloyd’s syndicates. Lloyd’s has a closing agreement with the IRS whereby the amount of tax due on this business is calculated by Lloyd’s and remitted directly to the IRS. These amounts are then charged to the accounts of the Names/Corporate Members in proportion to their participation in the relevant syndicates. Our Corporate Members are subject to this arrangement but, as U.K. domiciled companies, will receive U.K. corporation tax credits for any U.S. income tax incurred up to the amount of the equivalent U.K. corporation income tax charge on the U.S. income.

ACE Prime Holdings and ACE Capital Re USA Holdings and their respective subsidiaries are subject, directly or, as shareholders, indirectly to U.S. corporate income tax and file U.S. tax returns. Certain of our international operations are also subject to income taxes imposed by the jurisdictions in which they operate.

Related Person Insurance Income

Each U.S. person, who beneficially owns our Ordinary Shares (directly or through foreign entities) on the last day of a non-U.S. insurance subsidiary’s fiscal year, will have to include in such person’s gross income for U.S. income tax purposes a proportionate share (determined as described herein) of the related person insurance income (RPII) of such insurance subsidiary, unless the RPII of such insurance subsidiary, determined on a gross basis, is “de minimis” (i.e., less than 20 percent of that insurance subsidiary’s gross insurance income in such fiscal year). RPII is income attributable to insurance policies where the direct or indirect insureds are U.S. shareholders, or are related to U.S. shareholder, of ACE, and is includible in a U.S. shareholder’s gross income for U.S. tax purposes regardless of whether or not such shareholder is an insured.

For the calendar year ended December 31, 2003, we believe the de minimis exception will apply. Although no assurances can be given, we anticipate that gross RPII of each of our non-U.S. insurance subsidiaries will fall within the de minimis exception and we will endeavor to take such steps as we determine to be reasonable to cause its gross RPII to remain below such level.

The RPII provisions of the Code have never been interpreted by the courts. Regulations interpreting the RPII provisions of the Code exist only in proposed form, having been proposed on April 16, 1991. It is not certain whether these regulations will be adopted in their proposed form or what changes or clarifications might ultimately be made thereto or whether any such changes, as well as any interpretation or application of RPII by the IRS, the courts, or otherwise, might have retroactive effect.

ITEM 2. Properties

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

ITEM 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE COMPANY

The table below sets forth the names, ages, positions and business experience of the executive officers of ACE Limited.

Name	Age	Position

Brian Duperreault	56	Chairman, Chief Executive Officer and Director; Chairman, effective May 27, 2004 *

Donald Kramer	66	Vice Chairman and Director

Evan G. Greenberg	49	President, Chief Operating Officer and Director; President and Chief Executive Officer and Director, effective May 27, 2004 *

Dominic J. Frederico	51	Vice Chairman and Director

Philip V. Bancroft	44	Chief Financial Officer

Peter N. Mear	59	General Counsel and Secretary

Paul Medini	46	Chief Accounting Officer

*On March 11, 2004, the Company announced that the Board of Directors has elected Evan G. Greenberg, President of ACE Limited, to the additional position of Chief Executive Officer effective May 27, 2004. Brian Duperreault, who has been Chairman and Chief Executive Officer since 1994, will remain as Chairman of ACE Limited.

Brian Duperreault has been a director of ACE since October 1994. Mr. Duperreault has served as Chairman and Chief Executive Officer of ACE since November 1999 and as Chairman, President and Chief Executive Officer of ACE from October 1994 through November 1999. Prior to joining ACE, Mr. Duperreault had been employed with American International Group (AIG) since 1973 and served in various senior executive positions with AIG and its affiliates from 1978 until September 1994, including as Executive Vice President, Foreign General Insurance and, concurrently, as Chairman and Chief Executive Officer of American International Underwriters Inc., a subsidiary of

AIG, from April 1994 to September 1994. Mr. Duperreault was President of American International Underwriters Inc. from 1991 to April 1994, and Chief Executive Officer of AIG affiliates in Japan and Korea from 1989 to 1991.

Donald Kramer has been a director and Vice Chairman of ACE since July 1996, following the acquisition of ACE Tempest Re. Since December 2003, Mr. Kramer has been a non-executive Chairman of the Board of Assured Guaranty, of which ACE is the current owner. ACE is in the process of offering common shares of Assured Guaranty for sale pursuant to a public offering. Upon completion of that public offering, Mr. Kramer will resign his position as Vice Chairman and director of ACE, although he will remain employed by ACE. Mr. Kramer served as Chairman or Co-Chairman of the Board of ACE Tempest Re from its formation in September 1993 until July 1996 and was President of ACE Tempest Re from July 1996 until 1999. Prior to the formation of ACE Tempest Re, he was President of Kramer Capital Corporation (venture capital investments) from March to September 1993, President of Carteret Federal Savings Bank (banking) from August 1991 to March 1993, Chairman of the Board of NAC Re Corporation (reinsurance) from June 1985 to June 1993, Chairman of the Board and Chief Executive Officer of KCP Holding Company (insurance) from July 1986 to August 1991 and of its affiliates, KCC Capital Managers (insurance investments) and Kramer Capital Consultants, Inc. (insurance investments), as well as Chairman of the Board of its subsidiary, National American Insurance Company of California (insurance) from September 1988 to August 1991.

Evan G. Greenberg was appointed to the position of President, Chief Operating Officer and Director of ACE in June 2003. Mr. Greenberg joined ACE as Vice Chairman, ACE Limited, and Chief Executive Officer of ACE Tempest Re in November 2001. In April 2002, Mr. Greenberg was appointed to the position of Chief Executive Officer of ACE Overseas General. Prior to joining ACE, Mr. Greenberg was most recently President and Chief Operating Officer of AIG, a position he held from 1997 until 2000. From 1975 to 1997, Mr. Greenberg held a variety of senior management positions at AIG including Chief Operating Officer of AIU, AIG’s Foreign General Insurance Organization, and President and Chief Executive Officer of AIU.

Dominic J. Frederico has been a director of ACE since 2001 and has served as Vice Chairman of ACE since June 2003. In addition, Mr. Frederico is President and Chief Executive Officer of Assured Guaranty, of which ACE is the current owner. ACE is in the process of offering common shares of Assured Guaranty for sale pursuant to a public offering. Upon completion of that public offering, Mr. Frederico will resign his position as Vice Chairman of ACE and be employed by Assured Guaranty, although he will remain a director of ACE. From 1999 to 2003, Mr. Frederico served as President and Chief Operating Officer of ACE Limited and Chairman of ACE INA Holdings. Mr. Frederico also served as Chairman, President and Chief Executive Officer of ACE INA from May 1999 through November 1999. Mr. Frederico previously served as President of ACE Bermuda from July 1997 to May 1999, Executive Vice President, Underwriting from December 1996 to July 1997, and as Executive Vice President, Professional Lines from January 1995 to December 1996. Mr. Frederico served in various capacities at AIG in Europe and the U.S. from 1982 to January 1995, including as Senior Vice President and Chief Financial Officer of an AIG subsidiary, with multi-regional general management responsibilities.

Philip V. Bancroft was appointed to the position of Chief Financial Officer of ACE in January 2002. For nearly 20 years, Mr. Bancroft worked for PricewaterhouseCoopers LLP. Most recently he served as partner-in-charge of the New York Regional Insurance Practice. Mr. Bancroft had been a partner with PricewaterhouseCoopers LLP for 10 years.

Peter N. Mear has served as General Counsel and Secretary of ACE since April 1996. Mr. Mear served as Vice President and Claims Counsel of Aetna Casualty and Surety Company from February 1991 to April 1996 and Counsel and Litigation Section Head of Aetna Life & Casualty from September 1977 to February 1991.

Paul Medini was appointed Chief Accounting Officer of ACE in October 2003. Mr. Medini joined ACE from PricewaterhouseCoopers LLP, where he was a partner with over 22 years of experience in their P&C practice.

PART II

ITEM 5. Market for the Registrant’s Ordinary Shares and Related Stockholder Matters

(a) Our Ordinary Shares, par value $0.041666667 per share, have been listed on the New York Stock Exchange since March 25, 1993. The ticker symbol was changed to ACE from ACL on March 30, 2001.

The following table sets forth the high and low closing sales prices of our Ordinary Shares per fiscal quarters, as reported on the New York Stock Exchange Composite Tape for the periods indicated:

	2003		2002

	High	Low	High	Low

Quarter ending March 31	$31.97	$23.75	$43.99	$34.89
Quarter ending June 30	$36.50	$29.35	$44.59	$30.00
Quarter ending September 30	$34.98	$31.50	$34.00	$23.32
Quarter ending December 31	$41.42	$33.57	$36.19	$27.27

The last reported sale price of the Ordinary Shares on the New York Stock Exchange Composite Tape on March 8, 2004 was $45.01.

(b) The approximate number of record holders of Ordinary Shares as of March 8, 2004 was 1,777.

(c) The following table represents dividends paid per share to shareholders of record on each of the following dates:

Shareholders of Record as of:		Shareholders of Record as of:

March 31, 2003	$0.17	March 29, 2002	$0.15
June 30, 2003	$0.19	June 28, 2002	$0.17
September 30, 2003	$0.19	September 27, 2002	$0.17
December 31, 2003	$0.19	December 27, 2002	$0.17

ACE Limited is a holding company whose principal source of income is investment income and dividends from its operating subsidiaries. The ability of the operating subsidiaries to pay dividends to us and our ability to pay dividends to our shareholders, are each subject to legal and regulatory restrictions. The declaration and payment of future dividends will be at the discretion of the Board of Directors and will be dependent upon the profits and financial requirements of ACE and other factors, including legal restrictions on the payment of dividends and such other factors as the Board of Directors deems relevant. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

ITEM 6. Selected Financial Data

The following table sets forth selected consolidated financial data of the Company as of and for the years ended December 31, 2003, 2002, 2001, 2000 and 1999. These selected financial and other data should be read in conjunction with the Consolidated Financial Statements and related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. In 1999 the Company, through a U.S. holding company, ACE INA, acquired CIGNA Corporation’s domestic property and casualty insurance operations including its run-off business and also its international property and casualty insurance companies and branches, including most of the accident and health business written through those companies.

For the years ended December 31, (in thousands of U.S. dollars, except share, per share data and selected data)	2003	2002	2001	2000	1999

Operations data:
Net premiums earned	$9,602,383	$6,830,504	$5,917,177	$4,534,763	$2,485,737
Net investment income	862,341	802,141	785,869	770,855	493,337
Other income (expense)	(27,262)	(20,552)	452	2,942	–
Net realized gains (losses)	252,280	(489,089)	(58,359)	(38,961)	37,916
Losses and loss expenses	6,117,402	4,906,510	4,552,456	2,936,065	1,639,543
Life and annuity benefits	181,077	158,118	401,229	–	–
Policy acquisition costs and administrative expenses	2,518,009	1,904,021	1,615,119	1,396,374	833,312
Interest expense	177,425	193,494	199,182	221,450	105,138
Income tax expense (benefit)	278,347	(115,688)	(78,674)	93,908	28,684
Amortization of goodwill	–	–	79,571	78,820	45,350

Income (loss) before cumulative effect	1,417,482	76,549	(123,744)	542,982	364,963
Cumulative effect of adopting a new accounting standard (net of income tax)	–	–	(22,670)	–	–

Net income (loss)	1,417,482	76,549	(146,414)	542,982	364,963
Dividends on Mezzanine equity	(9,773)	(25,662)	(25,594)	(18,391)	–
Dividends on Preferred Shares	(26,236)	–	–	–	–

Net income (loss) available to holders of Ordinary Shares	$1,381,473	$50,887	$(172,008)	$524,591	$364,963

Diluted earnings (loss) per share before cumulative effect of adopting a new accounting standard(1)	$5.01	$0.19	$(0.64)	$2.31	$1.85

Diluted earnings (loss) per share(1)	$5.01	$0.19	$(0.74)	$2.31	$1.85

Balance sheet data (at end of period):
Total investments and cash	$24,007,849	$18,709,058	$15,935,913	$13,762,324	$12,875,535
Total assets	49,552,793	43,953,956	37,186,764	31,689,526	30,122,888
Net unpaid losses and loss expenses	13,963,229	11,318,018	10,099,514	9,064,950	8,908,817
Net future policy benefits for life and annuity contracts	477,169	433,418	377,395	–	–
Long-term debt	1,349,202	1,748,937	1,349,473	1,424,228	1,424,228
Trust preferred securities	475,000	475,000	875,000	875,000	575,000
Total liabilities	40,717,997	37,254,220	30,769,007	25,958,265	25,672,328
Mezzanine equity	–	311,050	311,050	311,050	–
Shareholders’ equity	8,834,796	6,388,686	6,106,707	5,420,211	4,450,560
Diluted book value per share	$29.46	$24.16	$23.59	$23.25	$20.28
Selected data
Loss and loss expense ratio(2)	65.0%	73.5%	82.6%	64.7%	66.0%
Underwriting and administrative expense ratio(3)	26.5%	28.2%	29.0%	30.8%	33.5%

Combined ratio(4)	91.5%	101.7%	111.6%	95.5%	99.5%

Net loss reserves to capital and surplus ratio(5)	163.4%	183.9%	171.6%	167.2%	200.2%
Weighted average shares outstanding – diluted	275,655,969	269,870,023	233,799,588	227,418,430	197,626,354
Cash dividends per share	$0.74	$0.66	$0.58	$0.50	$0.42

(1) Diluted earnings (loss) per share is calculated by dividing net income (loss) available to holders of Ordinary Shares by weighted average shares outstanding – diluted.

(2) The loss and loss expense ratio is calculated by dividing the losses and loss expenses by net premiums earned excluding life reinsurance premiums. Net premiums earned for life reinsurance were $183,953, $158,277 and $406,280 for the years ended December 31, 2003, 2002 and 2001, respectively.

(3) The underwriting and administrative expense ratio is calculated by dividing the policy acquisition costs and administrative expenses by net premiums earned excluding life reinsurance premiums.

(4) The combined ratio is the sum of the loss and loss expense ratio and the underwriting and administrative expense ratio.

(5) The net loss reserves to capital and surplus ratio is calculated by dividing the sum of the net unpaid losses and loss expenses and net future policy benefits for life and annuity contracts by shareholders’ equity.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations, financial condition, and liquidity and capital resources as of and for the year ended December 31, 2003. This discussion should be read in conjunction with our Consolidated Financial Statements and related notes presented on pages F-1 to F-55 of this Form 10-K.

Overview

ACE Limited (ACE) is the Bermuda-based holding company of the ACE Group of Companies incorporated with limited liability under the Cayman Islands Companies Law. We created our business office in Bermuda in 1985 when we initially incorporated the Company and we continue to maintain our business office in Bermuda. Through our various operating subsidiaries, we provide a broad range of insurance and reinsurance products to insureds worldwide through operations in the U.S. and almost 50 other countries. Our long-term business strategy focuses on achieving underwriting income and providing value to our clients and shareholders through the utilization of our substantial capital base in the insurance and reinsurance markets.

As an insurance and reinsurance company, we generate gross revenues from two principal sources, premiums which are usually paid in advance of loss payments, and dividends and interest income earned on invested assets. Cash flow is generated from premiums collected and investment income received less paid losses and loss expenses. Generally when an insurance company writing long-tail business grows, as ACE has in 2003, its cash flows tend to be positive. ACE generated approximately $4.2 billion in positive operating cash flow in 2003 while cash and invested assets over this period increased by $5.3 billion.

Invested assets are generally held in liquid, investment grade fixed income securities of relatively short duration. We also invest a small portion of our assets in less liquid or higher risk assets in an attempt to achieve higher returns. Claims payments in any short-term period are highly unpredictable due to the random nature of loss events and the timing of claims awards or settlements. The value of investments held to pay future claims is subject to market forces such as the level of interest rates, stock market volatility and credit events such as corporate defaults. The actual cost of claims is also volatile based on loss trends, inflation rates, court awards and catastrophic events. We believe that our cash balances, our highly liquid investments, credit facilities and reinsurance protection provide sufficient liquidity to meet any unforeseen claim demands that might occur in the year ahead.

The insurance industry is highly competitive with many companies offering similar coverage. Following two years of sharply rising prices, property insurance rates have leveled off or have declined slightly. The global property catastrophe reinsurance market has also softened with adequate capacity available for good risks. In other lines with rising loss costs, such as casualty and liability lines, or directors and officers liability insurance, rates have continued to increase and terms and conditions have remained restrictive.

Overall we believe that current rate levels are adequate for most of the risks seeking coverage and that favorable industry conditions should persist through the balance of 2004.

Several industry trends are noteworthy, first, favorable capital markets have facilitated the formation of several important new companies anxious to deploy their capital resources. New companies have become a significant factor in providing adequate insurance and reinsurance capacity and a moderating factor with regard to rising premium rates. Second, older companies with legacy issues such as asbestos or excess liability reserves have experienced adverse development from prior years’ unpaid claims. This has kept rates as well as terms and conditions from weakening. Third, interest rates are at historically low levels requiring companies to look to underwriting profitability as their main source of income. Fourth, the rating agencies have generally operated with a negative bias toward the insurance industry, effectively downgrading nearly all reinsurance industry leaders and reducing ratings on numerous primary insurers. This has put pressure on certain major companies to reduce leverage and risk.

In this competitive environment, ACE has maintained its strong financial rating and global infrastructure permitting it to write a considerable volume of new and renewable insurance business at favorable rates.

On March 8, 2004, Assured Guaranty, formerly AGC Holdings, filed an amendment to the registration statement filed on December 23, 2003 on Form S-1 for an initial public offering (IPO). Assured Guaranty is a wholly owned subsidiary of ACE Limited. Upon completion of the IPO, Assured Guaranty will be the holding company for the operating units now known as ACE Guaranty Corp. and ACE Capital Re International. These two units form part of the Financial Services segment. We expect to retain as much as 25-35 percent of our interest in Assured Guaranty depending on market conditions. We believe this transaction will allow us to allocate more capital to our P&C business and further strengthen our balance sheet. Our website, under the “Investor Information” tab, has a link to the Form S-1 as filed with the SEC.

We are closely following developments on possible legislation to move all U.S. asbestos bodily injury claims to a federal trust for compensation in accordance with an established set of medical criteria and claim values. The trust would be funded by asbestos defendants and their insurers. As currently proposed, ACE would be one of the insurer participants. We believe that if the proposed legislation is enacted, our ultimate funding obligation under the trust would be less than we would be required to pay under the current tort system because the trust would likely avoid payments to unimpaired victims and obviate the need for extensive legal costs. However, we cannot predict if any such proposed legislation will be modified or adopted.

Critical Accounting Estimates

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

• impairments to the carrying value of our investment portfolio;

• the valuation of our deferred tax assets;

• the fair value of certain derivatives; and

• the valuation of goodwill.

We believe our accounting policies for these items are of critical importance to our Consolidated Financial Statements. The following discussion provides more information regarding the estimates and assumptions required to arrive at these amounts and should be read in conjunction with the sections entitled: Unpaid Losses and Loss Expenses, Asbestos and Environmental Claims, Reinsurance, Investments and Cash, Net Realized Gains (Losses) and Other Income and Expense Items.

Unpaid losses and loss expenses

As an insurance and reinsurance company, we are required, under GAAP, to establish loss reserves for the estimated unpaid portion of the ultimate liability for losses and loss expenses under the terms of our policies and agreements with our insured and reinsured customers. These reserves include estimates for both claims that have been reported and those that have been incurred but not reported (IBNR), and include estimates of expenses associated with processing and settling these claims. At December 31, 2003, the unpaid losses and loss expense reserve was $27.1 billion. Our P&C loss reserves are not discounted. The process of establishing reserves for property and casualty (P&C) claims can be complex and is subject to considerable variability as it requires the use of informed estimates and judgments. These estimates and judgments are based on numerous factors, and may be revised as additional experience and other data become available and are reviewed, as new or improved methodologies are developed or as current laws change. We have actuarial staff in each of our operating segments who track insurance reserves and regularly evaluate the levels of loss reserves, taking into consideration factors that may impact the ultimate loss reserves. The potential for variation in loss reserves is impacted by numerous factors, which we explain below.

We estimate loss reserves for all insurance and reinsurance business we write. In most cases, we do not have all the necessary information to determine the ultimate settlement value for a claim at the time we are required to accrue for the loss. As a result, historical experience and other statistical information are used to estimate the ultimate cost of the loss, depending on the type of business. To determine carried reserves for a particular line of business, we may perform one or more reserving methods to estimate ultimate losses and loss expenses and use the results to select a single point estimate. These methods may include, but are not necessarily limited to, extrapolations of our historical reported and paid loss data, application of industry loss development patterns to our reported or paid losses, expected loss ratios developed by management, or historical industry loss ratios. Underlying judgments and assumptions that may be incorporated into these actuarial methods include, but are not necessarily limited to, adjustments to historical data used in models to exclude aberrations in claims data such as catastrophes that are typically analyzed separately, application of tail factors used to project ultimate claims from historical loss experience when there are several data points to use, adjustments to actuarial models and related data for known business changes, such as changes in claims covered under insurance contracts, and the effect of recent or pending litigation on future claim settlements. For each of our lines of business, management, in conjunction with internal actuaries, develop their “best estimate” of ultimate liabilities, which they believe provide a reasonable estimate of the required reserve. We utilize one set of assumptions in determining a single point estimate. We do not calculate a range of loss reserve estimates. Actuarial ranges are not a true reflection of the potential volatility between loss reserves estimated at the balance sheet date and the ultimate settlement of losses. This is due to the fact that an actuarial range is developed based on known events as of the valuation date whereas actual volatility or prior period development has historically occurred in subsequent Consolidated Financial Statements in part from events and circumstances that were unknown as of the original valuation date. Since the ACE INA acquisition in 1999, our consolidated reserve for losses and loss expenses, net of reinsurance, reported at each year-end has developed by as much as ten percent (four percent excluding asbestos and environmental reserve strengthening), although ultimate loss reserve development could be higher. See the “Analysis of Losses and Loss Expense Development” for a summary of historical volatility between estimated loss reserves and ultimate loss settlements. The Unpaid Losses and Loss Expenses section below includes a discussion of our reserve-setting procedures by segment. The following is a discussion of specific reserving considerations by type of claim:

Short-Tail Business, such as Property Coverages

Short-tail business describes lines of business for which losses are usually known and paid shortly after the loss actually occurs. This would include, for example, most property, personal accident, aviation hull and automobile physical damage policies that are written. Typically, there is less variability in these lines of business.

Long-Tail Business, such as Casualty Coverages

Long-tail business describes lines of business for which specific losses may not be known for some period and losses take much longer to emerge. This includes most casualty lines such as general liability, directors and officers liability (D&O) and workers compensation. Within our general insurance business, long-tail casualty business has been increasing and for the year ended December 31, 2003 comprises approximately 43 percent of net premiums earned. There are many factors contributing to the uncertainty and volatility of long-tail business. Among these are:

• Given the recent expansion of this business, historical experience is often too immature to place reliance upon for reserving purposes. Instead, particularly for newer lines of business, reserve methods are based on industry loss ratios or development patterns that reflect the nature and coverage of the underwritten business and its future development. For new or growing lines of business, actual loss experience is apt to differ from industry loss statistics that are based on averages as well as loss experience of previous underwriting years;

• The inherent uncertainty of the length of paid and reporting development patterns;

• The possibility of future litigation, legislative or judicial change that might impact future loss experience relative to prior loss experience relied upon in loss reserve analyses; and

• Loss reserve analyses typically require loss or other data be grouped by common characteristics. If data from two combined lines of business exhibit different characteristics, such as loss payment patterns, the credibility of the reserve estimate could be affected. Because casualty lines of business can have various intricacies in their underlying coverage, there is an inherent risk as to the homogeneity of the underlying data used in performing reserve analyses.

At December 31, 2003, approximately 83 percent of our reserves (78 percent excluding asbestos and environmental reserves) relate to long-tail business. The estimation of unpaid losses and loss expense reserves can also be affected by the layer at which a particular contract or set of contracts is written. In the case of direct insurance, where the insurer is taking on risk in the lower value end of the particular contract, the experience will tend to be more frequency driven. These lines of business allow for more traditional actuarial methods to be used in determining loss reserve levels, as it is customary to have more historical experience to rely upon. In the case of excess contracts, the experience will tend to be more of a severity nature, as only a significant loss will enter the layer. For structured or unique contracts, most common to the financial solutions business and to a lesser extent our reinsurance business, traditional actuarial methods for setting loss reserves (such as loss development triangles), have to be tempered with an analysis of each contract’s terms, original pricing information, subsequent internal and external analyses of the ongoing contracts, market exposures and history and qualitative input from claims managers.

Asbestos and Environmental Reserves (A&E)

Included in our liabilities for losses and loss expenses are liabilities for asbestos, environmental and latent injury damage claims and expenses (A&E). These claims are principally related to claims arising from remediation costs associated with hazardous waste sites and bodily-injury claims related to exposure to asbestos products and environmental hazards. The estimation of these liabilities is particularly sensitive to the recent legal environment, including specific settlements that may be used as precedents to settle future claims.

In establishing A&E reserves for periods prior to the fourth quarter of 2002, we assumed that significant additional state judicial or legislative reform would substantially eliminate payments to future claimants who are not physically impaired. In January 2003, we announced additions to our fourth quarter 2002 A&E reserves based on the more conservative assumption that there will be no future state or federal asbestos reform. Therefore, our A&E reserves do not reflect any anticipated changes in the legal, social or economic environment, or any benefit from future legislative reforms. The vast majority of our reserve increase in the fourth quarter of 2002 is due to the strengthening of the IBNR provision for peripheral defendants and future increases in severity.

We believe the most significant variables relating to our A&E reserves include assumptions with respect to payments to unimpaired claimants and the liability of peripheral defendants. In establishing our A&E reserves, we consider multiple recoveries by claimants against various defendants; the ability of a claimant to bring a claim in a state in which they have no residency or exposure; the ability of a policyholder to claim the right to non-products coverage; and whether high-level excess policies have the potential to be accessed given the policyholders claim trends and liability situation. The results in asbestos cases announced by other carriers may well have little or no relevance to us because other coverage exposures are highly dependent upon the specific facts of individual coverage and resolution status of disputes among carrier, policyholder and claimants.

Based on the policies, the facts, the law and a careful analysis of the impact that these risk factors will likely have on any given account, we estimate the potential liability for indemnity, policyholder defense costs and coverage litigation expense. There are many complex variables that we consider when estimating the reserves for our inventory of asbestos accounts. The variables involved may directly impact the predicted outcome. Sometimes, the outcomes change significantly based on a small change in one risk factor related to just one account.

Reinsurance recoverable

The recognition of reinsurance recoverable requires two key judgments. The first judgment involves our estimation of the amount of gross IBNR to be ceded to reinsurers. Ceded IBNR is generally developed as part of our loss reserving process and consequently, its estimation is subject to similar risks and uncertainties as the estimation of gross IBNR (see Critical Accounting Estimates – Unpaid losses and loss expenses). The second judgment involves our estimate of the amount of the reinsurance recoverable balance that we will ultimately be unable to recover from related reinsurers due to insolvency, contractual dispute, or for other reasons. Amounts estimated to be uncollectible are reflected in a bad debt provision that reduces the reinsurance recoverable balance and shareholders’ equity. Changes in the bad debt provision are reflected in net income. At December 31, 2003, the reinsurance recoverable balance includes $13.7 billion of reinsurance recoverable on unpaid losses and loss expenses, less a provision for bad debts of $557 million. The unpaid recoverable consist of ceded IBNR of $7.3 billion and ceded case reserves of $5.9 billion. Also included are $1.3 billion of reinsurance recoverable on paid loss and loss adjustment expenses, less a provision for bad debts of $403 million.

Although the contractual obligation of individual reinsurers to pay their reinsurance obligations is based on specific contract provisions, the collectibility of such amounts requires significant estimation by management. The majority of the balance we have accrued as recoverable will not be due for collection until sometime in the future (in some cases several decades from now). Over this period of time, economic conditions and operational performance of a particular reinsurer may impact their ability to meet these obligations and while they may continue to acknowledge their contractual obligation to do so, they may not have the financial resources or willingness to fully meet their obligation to us.

To estimate the bad debt provision, the reinsurance recoverable must first be allocated to applicable reinsurers. This determination is based on a process rather than an estimate, although an element of judgment must be applied. As part of this process, ceded IBNR is allocated by reinsurer. The allocations are generally based on historical relationships between gross and ceded losses. If actual experience varies materially from historical experience, the allocation of reinsurance recoverable by reinsurer will change. While such change is unlikely to result in a large percentage change in the bad debt provision, it could, nevertheless, have a material effect on our net income in the period recorded.

We use a default analysis and, to a lesser extent, actual collection experience to estimate uncollectible reinsurance. The primary components of the default analysis are reinsurance recoverable balances by reinsurer, net of collateral, and default factors used to determine the portion of a reinsurer’s balance deemed uncollectible. The definition of collateral for this purpose requires some judgment and is generally limited to assets held in trust, letters of credit, and liabilities held by us with the same legal entity for which we believe there is a right of offset. Default factors require considerable judgment and are determined using the current rating, or rating equivalent, of each reinsurer as well as other key considerations and assumptions. The more significant considerations include, but are not necessarily limited to, the following:

• historical industry default statistics for the reinsurer’s current ratings class, the actual collection experience of the reinsurer, collateral triggers or other contractual provisions that may mitigate default exposure, and the dates the balances will likely become due (duration). For recoverable balances considered representative of the larger population (i.e., default probabilities are consistent with similarly rated reinsurers and payment durations conform to averages), management generally applies industry default factors consistent with the reinsurer’s particular rating class. Such factors have been developed by a major ratings agency;

• for recoverable balances that are both unrated by a major rating agency and for which management is unable to determine a credible rating equivalent based on a parent, affiliate, peer company, or internal analysis, additional judgment is required to determine a reasonable default factor. Based on certain industry benchmarks, management generally uses a default factor approximating 24 percent for such balances; and

• for insolvent insurers, management develops default factors based on an evaluation of each of the insolvent entities.

At December 31, 2003, the use of different assumptions within the model could have a material effect on the bad debt provision reflected in our Consolidated Financial Statements. To the extent the creditworthiness of our reinsurers was to deteriorate due to an adverse event affecting the reinsurance industry, such as a large number of major catastrophes, actual uncollectible amounts could be significantly greater than our bad debt provision. Such an event could have a material adverse effect on our financial condition, results of operations, and our liquidity. Given the various considerations used to develop default factors, we cannot precisely quantify the effect a specific industry event may have on the bad debt provision. However, based on the composition (particularly the average credit quality) of the reinsurance recoverable balance at December 31, 2003, we estimate that a ratings downgrade of one notch (for example from A to A-) for all rated reinsurers could increase our bad debt provision by as much as 15 percent, assuming no other changes relevant to the calculation. While a rating downgrade would result in an increase in our provision for bad debt and a charge to earnings in that period, a downgrade in and of itself does not imply that we will not ultimately collect all of the ceded reinsurance recoverable from the reinsurers in question.

Additional information on reinsurance recoverable can be found in the section entitled “Reinsurance”.

Investments

We record all investments in our portfolio at fair value, being the quoted market price of these securities provided by either independent pricing services, or when such prices are not available, by reference to broker or underwriter bid indications. We regularly review our investments for possible impairment. If there is a decline in a security’s net realizable value, we must determine whether that decline is temporary or “other than temporary”. If we believe a decline in the value of a particular investment is temporary, we record the decline as an unrealized loss in our shareholders’ equity. If we believe the decline is “other than temporary”, we write down the carrying value of the investment and record a realized loss in our consolidated statement of operations. The determination as to whether or not the decline is “other than temporary” principally requires the following critical judgments: i) the circumstances that require management to make a specific assessment as to whether or not the decline is “other than temporary”, such as the time period an investment has been in a loss position and the significance of the decline; and ii) for those securities to be assessed, whether we have the ability and intent to hold the security through an expected recovery period, absent a significant change in facts that is expected to have a material adverse effect on either the financial markets or the financial position of the issuer.

With respect to securities where the decline in value is determined to be temporary and the security’s value is not written down, a subsequent decision may be made to sell that security and realize a loss. Subsequent decisions on security sales could be made based on changes in liquidity needs (i.e., arising from a large insured loss such as a catastrophe), internal risk management considerations, the financial condition of the issuer or its industry, market conditions, and new investment opportunities. Day to day management of the majority of the Company’s investment portfolio is outsourced to third party investment managers. While these investment managers may, at a given point in time, believe that the preferred course of action is to hold securities with unrealized losses until such losses are recovered, the dynamic nature of portfolio management may result in a subsequent decision to sell the security and realize the loss based upon new circumstances such as those related to the changes described above. We believe that subsequent decisions to sell such securities are consistent with the classification of our portfolio as available for sale.

Because our investment portfolio is the largest component of consolidated assets and a multiple of shareholders’ equity, adverse changes in economic conditions subsequent to the balance sheet date could result in other than temporary impairments that are material to the financial condition and operating results of the Company. Such economic changes could arise from overall changes in the financial markets or specific changes to industries, companies, or foreign governments in which the Company maintains relatively large investment holdings. More information regarding our process for reviewing our portfolio for possible impairments can be found in the section entitled “Net Realized Gains (Losses)”.

Our exposure to interest rate risk is concentrated in our fixed income portfolio. An increase in interest rates of 50 basis points applied instantly across the yield curve would have resulted in a decrease in the market value of the fixed income portfolio of approximately $347 million at December 31, 2003. An immediate time horizon was used as this presents the worst case scenario.

Deferred Tax Assets

We provide for income taxes in accordance with the provisions of FAS No. 109, “Accounting for Income Taxes” (FAS 109). Deferred tax assets and liabilities are recognized consistent with the asset and liability method required by FAS 109. Our deferred tax assets and liabilities primarily result from temporary differences between the amounts recorded in our Consolidated Financial Statements and the tax basis of our assets and liabilities. We determine deferred tax assets and liabilities separately for each tax-paying component (an individual entity or group of entities that is consolidated for tax purposes) in each tax jurisdiction.

At December 31, 2003, our net deferred tax asset was $1.1 billion, including $412 million of net operating loss carryforwards, which will expire in the years 2018-2022. (See Note 14 of the Consolidated Financial Statements for more information). At each balance sheet date, management assesses the need to establish a valuation allowance that reduces deferred tax assets when it is more likely than not that all, or some portion, of the deferred tax assets will not be realized. The valuation allowance is based on all available information including projections of future taxable income from each tax-paying component in each tax jurisdiction principally derived from business plans, and available tax planning strategies. Projections of future taxable income incorporate several assumptions of future business and operations that are apt to differ from actual experience. If, in the future, our assumptions and estimates that resulted in our forecast of future taxable income for each tax-paying component proves to be incorrect, an additional valuation allowance could become necessary. This could have a material adverse effect on our financial condition, results of operations and liquidity. At December 31, 2003, the valuation allowance of $135.6 million reflects management’s assessment, that it is more likely than not that a portion of the deferred tax asset will not be realized due to the inability of certain foreign subsidiaries to generate sufficient taxable income.

Derivatives

We adopted Statement of Financial Accounting Standards (FAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133), as of January 1, 2001. FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. FAS 133 requires that all derivatives be recognized as either assets or liabilities on the balance sheet and be measured at fair value. We maintain investments in derivative instruments such as futures, options, interest rate swaps and foreign currency forward contracts primarily to manage duration and foreign currency ex -

posure, enhance our portfolio yield or obtain an exposure to a particular financial market. Open derivatives as of the balance sheet date are reported at fair value based on market quotes or valuations provided to us by third party investment managers using market data. The net fair value related to these instruments at December 31, 2003, was $21 million and is included in accounts payable, accrued expenses and other liabilities.

Certain products (principally credit protection oriented) issued by the Financial Services segment have been determined to meet the definition of a derivative under FAS 133. These products consist primarily of credit default swaps, index-based instruments and certain financial guaranty coverages. We view these products, for which we sell credit protection to others, as an extension of our financial guaranty business but which do not qualify for the financial guaranty insurance scope exception under FAS 133 and therefore are reported at fair value, with changes in fair value included in our earnings. We believe that the most meaningful presentation of these derivatives is to reflect revenue as net premiums earned, and to record estimates of losses and loss expenses on specific credit events as incurred losses. When we determine that a loss on a derivative contract is probable, we establish reserves for the loss. Other changes in fair value are included in realized gains and losses on derivative financial instruments. We generally hold derivative contracts to maturity. Where we hold a derivative to maturity, the cumulative unrealized gains and losses will net to zero if we incur no credit losses on that contract. (See Note 2(o) of the Consolidated Financial Statements for more information).

The fair value of these instruments depends on a number of factors including credit spreads, changes in interest rates, recovery rates and the credit ratings of referenced entities. Where available, we use quoted market prices to determine the fair value of these insured credit derivatives. If the quoted prices are not available, particularly for senior layer CDOs and equity layer credit protection, the fair value is estimated using valuation models for each type of credit protection. These models may be developed by third parties, such as rating agencies, or internally based on market conventions for similar transactions, depending on the circumstances. These models and the related assumptions are continuously reevaluated by management and enhanced, as appropriate, based upon improvements in modeling techniques and availability of more timely market information. The majority of our single name credit derivatives are valued using third-party market quotes. However, in the event that we terminate a derivative contract prior to maturity, as a result of a decision to exit a line of business or for risk management purposes, the unrealized gain or loss will be realized through premiums earned and losses incurred. Our exposures to CDOs are typically valued using a combination of rating agency models and internally developed models.

Valuation models include the use of management estimates and current market information. Management is also required to make assumptions on how the fair value of derivative instruments is affected by current market conditions. Management considers factors such as current prices charged for similar agreements, performance of underlying assets, and our ability to obtain reinsurance for our insured obligations. Due to the inherent uncertainties of the assumptions used in the valuation models to determine the fair value of these derivative products, actual experience may differ from the estimates reflected in the Consolidated Financial Statements, and the differences may be material.

Fair value adjustments attributed to derivative transactions, principally credit derivatives, are included in our net realized gains (losses). We recorded a gain of $163 million and losses of $77 million in 2003 and 2002, respectively. The change in fair value is due to many factors but primarily due to a change in credit spreads. For example, the 2003 gain corresponds to an approximately 60-65 percent tightening in investment grade corporate spreads and the 2002 loss corresponds to an approximate 20-25 percent widening. Depending on our ultimate percentage holding of Assured Guaranty after the planned IPO and changes in Assured Guaranty’s credit derivatives business after the IPO, the relationship between changes in corporate credit spreads and changes in the fair value of credit derivatives affecting our net income is apt to differ from historical results. Given these variables, the sensitivity of our future net income to changes in credit spreads is difficult to quantify at this time; however, we anticipate that after the completion of the planned IPO such sensitivity will be reduced relative to 2003.

In addition to credit derivatives, through the Financial Services segment, we have entered into a few other, relatively illiquid, index-based derivative instruments that are reported at fair value. These instruments are principally linked to equity and real estate market indices. The determination of fair value for these derivatives requires considerable judgment as there is limited ability to trade the contracts since they are uniquely structured and the exposure period covers up to 30 years.

Valuation of Goodwill

Goodwill, which represents the excess of the cost of our acquisitions over the tangible net assets we acquired, was $2.7 billion at December 31, 2003. The ACE INA acquisition comprises approximately 79 percent of this balance. In June 2001, the Financial Accounting Standards Board (FASB) issued FAS 142, “Goodwill and Other Intangible Assets”, which primarily addresses accounting for goodwill and intangible assets subsequent to their acquisition. Under FAS 142, goodwill is no longer amortized to income but instead, is subject to annual impairment tests. At January 1, 2002, the initial adoption date of FAS 142, and January 1, 2003, goodwill was assigned to the applicable reporting units of the acquired entities giving rise to goodwill. Our reporting units for purposes of impairment testing are primarily based on legal entities within our operating segments. The allocation of goodwill to these reporting units is consistent with goodwill recognized at acquisition. In effect, impairment tests are performed for each acquired entity giving rise to goodwill. The most significant reporting units are the domestic and international divisions of ACE INA which were acquired in 1999, ACE Tempest Re acquired in 1996, Tarquin Limited acquired in 1998 and Capital Re Corporation acquired in 1999. There are other reporting units that resulted from smaller acquisitions that are also assessed annually. The transitional impairment test of goodwill determined that there was no impairment in goodwill in 2002. In our impairment tests, we principally use both an earnings model, that includes relevant financial data of comparable companies to the reporting unit being tested, such as the relationship of price to book value for recent transactions and market valuations of publicly traded companies, and an estimation of fair value based on present value of estimated net cash flows. We must assess whether the current fair value of our operating units is at least equal to the fair value used in the determination of goodwill. In doing this, we make assumptions and estimates about the profitability attributable to our operating segments, as this is important in assessing whether an impairment has occurred. As part of our ongoing management assessments, we regularly analyze our operating companies in an effort to maximize future cash flows and profitability. As a result of that review, updated forecasts supported indications that two relatively small majority-owned companies would not, under current market conditions, achieve sufficient contract sales volumes to generate and sustain future profitable results. As a consequence of these revised expectations, we recognized a goodwill impairment loss of $6 million during the first quarter of 2003. If, in the future, our assumptions and estimates made in assessing the fair value of acquired entities prove to be incorrect, goodwill carried on our balance sheet could be materially overstated. This would cause us to write-down the carrying value of goodwill, resulting in a charge to earnings in the period recorded. Accordingly, this could have a material adverse effect on our results of operations.

Results of Operations – Years Ended December 31, 2003, 2002 and 2001

The discussions that follow include tables, which show both our consolidated and segment operating results for the years ended December 31, 2003, 2002 and 2001. In presenting our operating results, we have discussed our performance with reference to underwriting results and with reference to income excluding net realized gains (losses) and the related income tax, which are both non-GAAP measures. Our consolidated and segment operating results below provide a reconciliation of underwriting results and income excluding net realized gains (losses) to net income, which we consider to be the most directly comparable GAAP financial measure. We consider these measures, which may be defined differently by other companies, to be important to an understanding of our overall results of operations. Underwriting results are calculated by subtracting losses and loss expenses, life and annuity benefits, policy acquisition costs and administrative expenses from net premiums earned. We use underwriting results and operating ratios to monitor the results of our operations without the impact of certain factors, including investment income, other income and expenses, interest and income tax expense and net realized gains (losses). We exclude net realized gains (losses), including the tax effect, when analyzing our operations because the amount of these gains (losses) is heavily influenced by, and fluctuates in part according to, the availability of market opportunities, and are generally driven by economic factors that are not necessarily consistent with key drivers of underwriting performance. We believe the use of these measures enhances the understanding of our results of operations by highlighting the underlying profitability of our insurance business. Underwriting results and income excluding net realized gains (losses) should not be viewed as a substitute for measures determined in accordance with GAAP.

Consolidated Operating Results

(in millions of U.S. dollars)	2003	2002	2001

Gross premiums written	$14,637	$12,819	$10,165
Net premiums written	10,215	8,068	6,363
Net premiums earned	9,602	6,830	5,916
Losses and loss expenses	6,118	4,906	4,552
Life and annuity benefits	181	158	401
Policy acquisition costs	1,357	960	785
Administrative expenses	1,160	944	829

Underwriting income (loss)	786	(138)	(651)

Net investment income	861	802	785
Net realized gains (losses)	252	(489)	(58)
Other income (expense)	(27)	(21)	1
Interest expense	177	193	199
Income tax expense (benefit)	278	(116)	(78)
Amortization of goodwill	–	–	79
Cumulative effect of adopting a new accounting standard	–	–	(23)

Net income (loss)	$1,417	$77	$(146)

Loss and loss expense ratio	65.0%	73.5%	82.6%
Policy acquisition cost ratio	14.2%	14.2%	14.1%
Administrative expense ratio	12.3%	14.0%	15.0%
Combined ratio	91.5%	101.7%	111.7%

Gross premiums written increased 14 percent in 2003 compared with 2002. Gross premiums written reflect the premiums paid by our customers to secure insurance or reinsurance protection from us. In 2003, gross premiums written in our P&C businesses increased 21 percent (approximately four percent of this increase is due to the appreciation of foreign currencies relative to the U.S. dollar) and gross premiums written in our Financial Services business decreased 32 percent, compared with 2002. Throughout 2003, we continued to experience rate increases and improved terms and conditions on P&C business, especially casualty policies. The decline in the Financial Services business was primarily due to the reduction of premiums for credit default swaps that cover the equity (first-loss portion) of a synthetic collateralized debt obligation (CDO). As discussed later in this report, production in the Financial Services segment can fluctuate dramatically from period to period. Gross premiums written increased 26 percent in 2002 compared with 2001 and net premiums written increased 27 percent.

Net premiums written, which reflect the premiums we retain after purchasing reinsurance protection, increased 27 percent in 2003 compared with 2002. Net premiums written increased 40 percent in our P&C businesses (four percent of this increase is due to appreciation of foreign currencies relative to the U.S. dollar) and decreased 31 percent in our Financial Services business. Our P&C net premiums written are growing more than our P&C gross premiums written because we are retaining more of the business we write. Our retention ratio (the ratio of net premiums written to gross premiums written) increased to 67 percent in 2003 compared with 58 percent in 2002. This reflects a conscious decision on our part to focus on direct lines of business and to shift away from heavily reinsured business. Net premiums earned, which reflect the portion of net premiums written that were recorded as revenues for the period, increased 41 percent in 2003 compared with 2002. Net premiums earned in our P&C businesses increased 50 percent (five percent of this increase is due to the appreciation of foreign currencies relative to the U.S. dollar) while our Financial Services business decreased two percent. The growth in P&C net premiums earned is a result of the growth in P&C net premiums written. Net premiums earned in 2002 increased 15 percent compared with 2001. These increases reflect the improved insurance market conditions that resulted in a combination of price increases on renewal business and growth in new business opportunities.

The following table provides a consolidated breakdown of net premiums earned by line of business for the years ended December 31, 2003 and 2002.

(in millions of U.S. dollars)	2003	2002

Casualty	$4,118	$2,589
Property and all other	3,279	2,255
Personal accident	920	701

Total P&C	8,317	5,545

Global Re – life	184	158
Financial guaranty	328	282
Financial solutions	773	845

Net premiums earned	$9,602	$6,830

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

The loss and loss expense ratio declined in 2003, as the 2002 year was impacted by the increase to our A&E reserve. This reserve strengthening resulted in a net increase in our losses and loss expenses of $516 million ($354 million after tax) and added 7.7 percentage points to our loss and loss expense ratio. In 2003, our losses and loss expenses were higher by $164 million due to the depreciation of the U.S. dollar. Our loss and loss expense ratio is impacted by changes in the mix of business written and the level of catastrophe losses in a period. In 2003, we incurred $112 million of catastrophe losses, compared with $156 million in 2002. We have taken advantage of increasing rates and market opportunities, and most of these opportunities are in the casualty insurance and reinsurance areas, where rate increases are accelerating. Casualty business is typically written at higher loss ratios than property business because in some cases, the losses for casualty business can emerge long after the coverage period has expired, and claim settlement can be more complex than for property claims, which tends to lengthen the settlement period. However, because of the longer claim-payout duration, we benefit from investing the premiums for a longer period of time, therefore potentially increasing our net investment income. We have also increased our loss ratio assumptions over the past year in some of our casualty lines in connection with increases we have made in our retained risk levels. Our loss and loss expense ratio is also influenced by the size of LPTs written in a particular quarter. LPTs are typically recorded at higher loss ratios than our other lines of business. In 2002, we recorded gross premiums written attributed to LPT business of $311 million compared with $274 million in 2003. Also impacting our loss and loss expense ratio is adverse prior period development. We incurred $164 million of adverse prior period development in 2003, compared with $709 million ($193 million excluding A&E) in 2002. Our segment discussions below contain more information about prior period development. The 2001 loss and loss expense ratio was impacted by the September 11 tragedy and reserve strengthening for casualty lines, which added $650 million and $170 million, respectively to losses and loss expenses. Together, these two events added 14.7 percentage points to our 2001 loss and loss expense ratio.

Our policy acquisition costs include commissions, premium taxes, underwriting and other costs that vary with, and are primarily related to, the production of premium. The policy acquisition cost ratio was stable in 2003 compared with 2002 and 2001. The positive impact of the increase in net premiums earned was offset by changes in business mix. We have increased the volume of business generated from Global Reinsurance in ACE Tempest Re USA. ACE Tempest Re USA writes a higher proportion of business on a treaty-basis which incurs higher acquisition costs due to higher ceding commission expense. We have also purchased less reinsurance in the Insurance – North American segment, which has resulted in reduced ceding commission income. Administrative expenses include all other operating costs. Administrative expenses increased in 2003 and 2002 to support the growth in our business and partially due to the depreciation of the U.S. dollar, which had the effect of increasing administrative expenses for Insurance – Overseas General. The administrative expense ratio improved in 2003 and 2002 due to the significant increase in net premiums earned.

Net investment income increased $59 million in 2003 and $17 million in 2002, due to higher average invested assets, partially offset by a decline in the investment portfolio’s yield due to the impact of lower interest rates. See the section entitled “Net Investment Income” for more information.

Increases in net premiums earned and lower catastrophe losses in 2003 contributed to the higher underwriting income compared with 2002, which was impacted by the A&E reserve strengthening. Our net income increased $1.3 billion in 2003 due to higher underwriting income and the impact of net realized gains of $252 million in 2003 compared with net realized losses of $489 million in 2002. The appreciation of foreign currencies relative to the U.S. dollar added $24 million to our net income in 2003. In 2001, we reported underwriting losses due to the September 11 tragedy and the casualty reserve strengthening.

Segment Operating Results – Years Ended December 31, 2003, 2002 and 2001

The performance of our management for the P&C and Financial Services segments are measured based on the results achieved in underwriting income and income excluding net realized gains (losses).

Insurance – North American

The Insurance – North American segment comprises our P&C insurance operations in the U.S., Bermuda and Canada. This segment writes a variety of insurance products including property, liability (general liability and workers’ compensation), professional lines (directors and officers (D&O) and errors and omissions coverages (E&O)), marine, program business, accident and health (A&H) – principally being personal accident, aerospace, consumer-oriented products and other specialty lines.

(in millions of U.S. dollars)	2003	2002	2001

Gross premiums written	$6,895	$6,116	$4,521
Net premiums written	4,015	2,919	1,986
Net premiums earned	3,654	2,475	1,816
Losses and loss expenses	2,521	2,200	1,373
Policy acquisition costs	387	216	206
Administrative expenses	402	341	315

Underwriting income (loss)	344	(282)	(78)

Net investment income	410	406	426
Other income (expense)	(14)	1	1
Interest expense	29	32	37
Income tax expense (benefit)	179	(4)	94

Income excluding net realized gains (losses)	532	97	218
Net realized gains (losses)	39	(199)	(19)
Tax effect of net realized gains (losses)	–	43	8

Net income (loss)	$571	$(59)	$207

Loss and loss expense ratio	69.0%	88.9%	75.6%
Policy acquisition cost ratio	10.6%	8.7%	11.3%
Administrative expense ratio	11.0%	13.8%	17.4%
Combined ratio	90.6%	111.4%	104.3%

Insurance – North American increased gross premiums written 13 percent in 2003 compared with 2002. This segment continues to benefit from a robust market for casualty lines of business, which represent a growing portion of its gross premiums written. Despite strong casualty premium production in 2003, the growth in gross premiums written has been moderate compared with the 35 percent growth reported in 2002 over 2001. This reflects the stabilization of property rates and our decision to exit certain heavily reinsured program business in late 2002 so that we could deploy our capital in areas with the greatest opportunity for underwriting income.

Renewal rates for property business in the U.S. were down slightly in 2003 compared with the significant renewal rate increases experienced in 2002. Overall, property rates are generally at pricing levels that adequately compensate for the exposure being underwritten. For casualty lines, renewal rates on certain of the longer tail lines, such as workers’ compensation, continued to rise, but at a lower pace than in 2002. However, other casualty lines, such as D&O and umbrella excess business, continue to experience solid rate increases in 2003. Insurance – North American significantly increased gross premiums written in 2002 compared with 2001. This increase was due to higher renewal rates as a result of reduced industry capacity, and also due to new products introduced in this segment beginning in 2002, including A&H, excess casualty and medical risk.

Net premiums written increased 38 percent in 2003, compared with 2002. The primary factor contributing to the greater growth rate for net premiums written compared with gross premiums written is Insurance – North American’s decision to retain more of its gross premiums written. Insurance – North American increased its retention in order to take advantage of improved market conditions for rates and terms. A shift in business mix has also contributed to the growth in net premiums written in 2003. ACE Risk Management (ARM) has shifted its business mix away from the heavily reinsured program business and has increased retention of national account business. As a result, the retention ratio for Insurance – North American increased to 58 percent for 2003, compared with 48 percent for 2002.

Insurance – North American’s insurance operations are organized into distinct divisions, each offering specialized products and services targeted at specific markets. The following table provides an entity/divisional breakdown of Insurance – North American’s net premiums earned for the years ended December 31, 2003, 2002 and 2001.

(in millions of U.S. dollars)	2003	2002	2001

ACE Westchester Specialty	$991	$787	$506
ACE Risk Management	822	488	388
ACE Diversified Risk	538	259	186
ACE U.S. International	387	313	234
ACE Bermuda	420	259	168
Other	496	369	334

Net premiums earned	$3,654	$2,475	$1,816

ACE Westchester Specialty specializes in the wholesale distribution of excess and surplus lines property, inland marine and casualty coverages and products. ACE Westchester Specialty also provides coverage for agriculture business and specialty programs through its Program division. ACE Westchester Specialty’s net premiums earned for 2003 increased 26 percent, compared with 2002. This increase primarily reflects higher casualty writings due to the robust casualty market and growth in agriculture business.

ARM, which offers custom coverage solutions for large companies and national accounts, reported an increase of 68 percent in net premiums earned for 2003, compared with 2002. ARM’s increase in net premiums earned is being driven by growth in excess workers’ compensation (primarily high deductible policies in national accounts business) and, to a lesser extent custom casualty due to new business and increased retention ratios.

ACE Diversified Risk, which writes D&O, E&O and aerospace business, doubled its net premiums earned in 2003, compared to 2002. The increase primarily reflects higher D&O and E&O production, which have been experiencing a favorable rate environment and more restrictive policy terms and conditions. In addition, aerospace net premiums earned increased due to new business from an aviation syndicate that ACE USA participates in. Net premiums earned also benefited from increased retention.

ACE U.S. International (formerly referred to as Specialty P&C) provides worldwide risk protection by offering P&C coverages for U.S.-based multi-national companies. As a result of new business and higher renewal rates, ACE U.S. International’s net premiums earned for 2003 increased 24 percent compared with 2002, due to growth in the casualty and commercial marine lines.

ACE Bermuda, which specializes in providing professional lines and excess liability coverage, reported an increase in net premiums earned of 62 percent for 2003, compared with 2002. ACE Bermuda benefited from both higher renewal rates and increased volume of new business.

Insurance – North American’s other divisions include ACE Select Markets (formerly referred to as Consumer Solutions group), ACE Casualty Risk, the A&H group, Global Energy, ACE USA Warranty, the run-off operations and our insurance-related service operations. Net premiums earned for these divisions increased $127 million for 2003, compared with 2002. Contributing to this increase was higher premium volume for ACE Casualty Risk and the A&H group. These units commenced operations in 2002 and 2001, respectively, and are experiencing strong demand for their primary product offerings, mainly umbrella excess for ACE Casualty Risk and personal accident coverage for the A&H group. In addition, ACE Select Markets also reported strong increases in net premiums earned primarily in 2003 for recreational marine business.

The loss and loss expense ratio decreased to 69.0 percent in 2003, compared with 88.9 percent in 2002. Losses and loss expenses for 2002 included $516 million related to the A&E reserve strengthening, which added 20.9 percentage points to the 2002 loss and loss expense ratio. The 2003 loss and loss expense ratio for Insurance – North American reflects the effect of a greater proportion of net premiums earned relating to casualty business, which has a longer claim-payout duration and typically produces higher loss and loss expense ratios than property business. The shift to more casualty business in 2003 more than offset the benefit of rate increases on both property and casualty lines of business in 2002. Additionally, Insurance – North American incurred adverse prior period development of $91 million in 2003, compared with adverse development of $79 million in 2002. The 2003 adverse development related primarily to casualty lines and principally emerged from medical inflation in workers’ compensation and large loss activity in commercial multi-peril. Additional minor development was experienced in professional liability, reinsurance of long-term disability and run-off business offset by positive development on property, excess liability and marine lines of business because case reserves developed better than expected. The 2002 development was primarily from run-off business with the remainder being attributed to several lines of business including workers’ compensation, commercial automobile, health care asset management run-off, warranty and financial institutions business. Losses and loss expenses for 2001 included $119 million related to the September 11 tragedy.

The policy acquisition cost ratio increased despite the growth in net premiums earned, compared with 2002. This reflects the decision to retain a greater percentage of the gross premiums written and to purchase less reinsurance, which has resulted in reduced ceding commissions for Insurance – North American. The administrative expense ratio declined due to the increase in net premiums earned. Administrative expenses increased mainly due to the increased costs associated with servicing the growth in Insurance – North American’s product lines. The policy acquisition cost and administrative expense ratios both declined in 2002 compared with 2001 due to increased net premiums earned with a higher proportion of lower commission professional lines business.

Income excluding net realized gains (losses) increased $435 million in 2003, compared with 2002, as a result of higher underwriting income. The decrease in 2002 compared with 2001, is primarily due to the asbestos reserve strengthening.

Insurance – Overseas General

The Insurance – Overseas General segment comprises ACE International, our network of indigenous insurance operations, and the insurance operations of ACE Global Markets. The Insurance – Overseas General segment writes a variety of insurance products including property, casualty, professional lines (D&O and E&O), marine, energy, aviation, political risk, consumer-oriented products and A&H – principally being supplemental accident.

(in millions of U.S. dollars)	2003	2002	2001

Gross premiums written	$5,191	$4,114	$3,289
Net premiums written	3,751	2,716	2,154
Net premiums earned	3,563	2,393	1,941
Losses and loss expenses	2,144	1,455	1,465
Policy acquisition costs	682	533	445
Administrative expenses	486	390	333

Underwriting income (loss)	251	15	(302)

Net investment income	159	108	102
Other income (expense)	(7)	2	(1)
Interest expense	4	3	2
Income tax expense (benefit)	84	6	(87)
Amortization of goodwill	–	–	3

Income excluding net realized gains (losses)	315	116	(119)
Net realized gains (losses)	(6)	(37)	(5)
Tax effect of net realized gains (losses)	5	12	2

Net income (loss)	$314	$91	$(122)

Loss and loss expense ratio	60.2%	60.8%	75.5%
Policy acquisition cost ratio	19.2%	22.3%	22.9%
Administrative expense ratio	13.6%	16.3%	17.2%
Combined ratio	93.0%	99.4%	115.6%

Gross premiums written for the Insurance – Overseas General segment increased 26 percent in 2003 compared with 2002. The depreciation of the U.S. dollar against the major currencies accounted for approximately ten percent of the increase in gross premiums written in 2003. ACE International experienced growth across most of its regions, and ACE Global Markets experienced improved market conditions across most of its lines of business. This segment’s gross premiums written increased in 2002 compared with 2001, due to rate increases, new business writings and the weakening of the U.S. dollar.

ACE International’s P&C operations are organized geographically along product lines. Property insurance products include traditional commercial fire coverage as well as energy industry-related coverages. Principal casualty products are commercial general liability and liability coverage for multinational organizations. Through our professional lines, we provide D&O and professional indemnity coverages for medium to large clients. The A&H insurance operations provide coverage to individuals and groups outside of U.S. insurance markets. ACE International’s gross premiums written increased 36 percent to $3.6 billion in 2003 compared with $2.7 billion in 2002. The increases are due to higher rates and new business across most regions and also due to the weakening of the U.S. dollar against the pound sterling, euro and yen during the period. The depreciation of the U.S. dollar against the major currencies accounted for approximately 12 percent of the increase in gross premiums written in 2003. ACE Europe, which accounts for more than half of ACE International’s gross premiums written, continues to experience rising rates and growth in new policies for casualty business. Additionally, ACE Europe’s A&H lines have contributed positive growth due to strong volume increases. ACE Europe’s P&C growth was driven by rate increases and new business, specifically professional lines, while its A&H growth was driven by continued success in direct marketing campaigns. Asia Pacific reported production growth for P&C lines due to increases in new business and strong Australian growth while A&H lines increased due to favorable results from direct marketing channels. ACE Latin America reported strong demand for A&H products in Mexico and Brazil, and growth in new P&C policies. ACE Far East production declined due primarily to the adverse effect of the SARS epidemic on travel accident insurance and our decision to selectively renew the auto portfolio. ACE International’s gross premiums written increased 26 percent in 2002 compared with 2001, due to higher renewal rates and increased new business across most regions.

ACE Global Markets primarily underwrites P&C insurance through Lloyd’s Syndicate 2488 and ACE INA UK Limited. The main lines of business include aviation, property, energy, professional lines, marine, political risk and A&H. ACE Global Markets’ gross premiums written increased nine percent to $1.6 billion in 2003, compared with 2002. The increase is primarily due to the depreciation of the U.S.

dollar against the major currencies which accounted for approximately three-quarters of the increase in gross premiums written. ACE Global Markets has been able to build upon favorable market conditions, reporting overall average rate increases of 10 percent in 2003. This is a significant achievement, given that this is in addition to average renewal rate increases that were in excess of 40 percent in 2002. Production in 2003 was subdued by lower rates on certain classes of aviation business and the impact of falling airline passenger movement due to the Iraq conflict and SARS. While rates for certain lines of business have stabilized, there are a number of business classes, most notably professional lines, where rates continue to rise. ACE Global Market’s gross premiums written increased by 23 percent to $1.5 billion in 2002 compared with $1.2 billion in 2001. This increase was due to rate increases across most lines and growth in new business. The retention ratio at ACE Global Markets has increased to 70 percent in 2003, compared with 54 percent in 2002 and 60 percent in 2001. The retention ratio was lower in 2002 due to the reinsurance premiums we incurred associated with reinsurance arrangements put into place following a revision of our underwriting strategy and the rebuilding of our reinsurance cover following the September 11 tragedy. Historically, the purchase of reinsurance protection by ACE Global Markets was principally on a whole account basis, and while this approach could have been continued, it was becoming increasingly difficult to acquire economically viable reinsurance protection on this basis. The current reinsurance program is of a more traditional, product line-specific nature. This has resulted in number of advantages, including greater access to participating reinsurance markets, achieving more competitive pricing, greater flexibility and the ability to build capacity and coverage of certain lines.

The table below shows net premiums earned by each of the Insurance – Overseas General segment’s key components for the years ended December 31, 2003, 2002 and 2001.

(in millions of U.S. dollars)	2003	2002	2001

ACE Europe	$1,466	$925	$659
ACE Asia Pacific	390	246	159
ACE Far East	367	335	349
ACE Latin America	297	225	210

ACE International	2,520	1,731	1,377
ACE Global Markets	1,043	662	564

Net premiums earned	$3,563	$2,393	$1,941

ACE International’s increase in net premiums earned in 2003 and 2002 is attributed to P&C and A&H lines across all geographical regions, with the exception of ACE Far East, where growth in net premiums written has been minimal. The increase in net premiums earned is principally driven by growth in net premiums written and the appreciation of foreign currencies against the U.S. dollar over the last two years. ACE Global Markets’ increase in net premiums earned in 2003 and 2002 is a result of higher net premiums written across most of its product lines, particularly the professional lines, aviation, and property portfolios. The devalued U.S. dollar increased this segment’s net premiums earned by approximately 11 percentage points.

The loss and loss expense ratio for Insurance – Overseas General improved slightly in 2003 compared with 2002. Losses for 2003 included $57 million of adverse prior period development, compared with $104 million of adverse development in 2002. Prior period development for 2003 primarily related to casualty lines for ACE International and was a result of lengthening of the loss development patterns for these lines of business. To a lesser extent, ACE Global Markets experienced 2003 adverse development primarily related to marine liability with lower amounts in professional lines, marine hull and bloodstock lines mitigated by positive development on property, energy, aviation and political risk lines of business. 2002 prior period development related primarily to casualty and D&O lines for ACE International and aerospace business for ACE Global Markets. Additionally, this segment incurred $10 million of catastrophe losses in 2003, principally related to hurricanes, while 2002 included $68 million of catastrophe losses related to the European floods. The reduction in the loss and loss expense ratio in 2003 compared with 2002 reflected lower adverse prior period development and lower catastrophe losses mitigated by higher loss ratios for current accident year losses due to changes in business mix. The loss and loss expense ratio for Insurance – Overseas General declined in 2002 compared with 2001. This improvement is attributed to the lack of catastrophe losses of the magnitude of the September 11 tragedy and the casualty reserve strengthening, which increased 2001 losses by $67 million and $170 million, respectively.

The policy acquisition cost ratio for Insurance – Overseas General improved in 2003 compared with 2002, primarily due to a change in business mix. The administrative expense ratio for Insurance – Overseas General improved due to the increase in net premiums earned. ACE International’s administrative expenses increased 25 percent in 2003, due mainly to increased costs associated with supporting business growth across all regions of the world. Additionally, the depreciation of the U.S. dollar added $32 million to administrative expenses in 2003. The policy acquisition cost ratio was relatively unchanged in 2002 compared with 2001, while the administrative expense ratio declined due to the increase in net premiums earned outpacing the increase in expenses to support growth in operations.

Underwriting income increased in 2003 compared with 2002 primarily due to the increase in net premiums earned and a decrease in catastrophe losses of $58 million. Income excluding net realized gains (losses) increased in 2003 compared with 2002, driven by increased underwriting income and higher net investment income, partially offset by higher income tax expense. The underwriting loss and the loss excluding net realized gains (losses) in 2001 was primarily a result of the September 11 tragedy and the casualty reserve strengthening. Overall, the depreciation of the U.S. dollar accounted for eight percent of Insurance – Overseas General’s net income in 2003.

Global Reinsurance

The Global Reinsurance segment comprises ACE Tempest Re Bermuda, ACE Tempest Re USA, ACE Tempest Re Europe, and ACE Tempest Life Re (ACE Life Re). ACE Life Re is our Bermuda-based life reinsurance operation and is addressed separately.

Property and Casualty Reinsurance

(in millions of U.S. dollars)	2003	2002	2001

Gross premiums written	$1,312	$887	$460
Net premiums written	1,225	777	354
Net premiums earned	1,100	677	324
Losses and loss expenses	559	304	317
Policy acquisition costs	211	123	68
Administrative expenses	62	40	29

Underwriting income (loss)	268	210	(90)

Net investment income	87	82	70
Other income (expense)	3	1	–
Interest expense	–	1	1
Income tax expense (benefit)	14	1	(22)
Amortization of goodwill	–	–	14

Income excluding net realized gains (losses)	344	291	(13)
Net realized gains (losses)	55	(43)	(18)

Net income (loss)	$399	$248	$(31)

Loss and loss expense ratio	50.9%	44.9%	97.7%
Policy acquisition cost ratio	19.2%	18.1%	21.0%
Administrative expense ratio	5.6%	5.9%	9.0%
Combined ratio	75.7%	68.9%	127.7%

Gross premiums written for Global Reinsurance increased 48 percent in 2003 compared with 2002. The Global Reinsurance segment has expanded into a multi-line global reinsurer that offers a diversified portfolio of products. This shift has enabled it to take advantage of the improved P&C market. In 2003, significant production gains were recorded at ACE Tempest Re USA and ACE Tempest Re Europe as these units benefited from higher rates and increased volume for P&C lines. Gross premiums written for this segment increased 93 percent in 2002 compared with 2001. This increase was a result of the improved market for P&C lines, some of which were first offered in 2002, and additionally due to higher property catastrophe premium rates.

Global Reinsurance’s net premiums written increased 58 percent in 2003 compared with 2002. The retention ratio for this segment has increased to 93 percent in 2003, compared with 88 percent in 2002. The increase in the retention ratio reflects the decline in reinsurance purchased at ACE Tempest Re Europe and the increasing proportion of ACE Tempest Re USA business, which tends to be written at higher retention ratios than other business in this segment. ACE Tempest Re Europe increased its retention in order to take advantage of improved market conditions. Net premiums written more than doubled in 2002 compared with 2001, primarily as a result of increased production and less reinsurance purchased by ACE Tempest Re Europe.

The table below shows net premiums earned by each of the Global Reinsurance segment’s key components for the years ended December 31, 2003, 2002 and 2001.

(in millions of U.S. dollars)	2003	2002	2001

ACE Tempest Re USA	$463	$182	$42
ACE Tempest Re Europe	259	142	60
ACE Tempest Re Bermuda	378	353	222

Net premiums earned	$1,100	$677	$324

Net premiums earned increased 62 percent in 2003 compared with 2002. The increase in net premiums earned in all components is primarily due to the increase in traditional non-catastrophe P&C business. In 2003, 65 percent of net premiums earned was from traditional non-catastrophe P&C business, compared with 46 percent in 2002. The increase in 2002 net premiums earned compared with 2001 follows the increase in net premiums written.

The loss and loss expense ratio increased in 2003 compared with 2002, due to the shift in mix of business which resulted in growth in non-catastrophe P&C business at ACE Tempest Re USA and ACE Tempest Re Europe. Non-catastrophe P&C business typically has higher loss ratios than property catastrophe business (except in periods with high catastrophe losses). Property catastrophe business is mainly written at ACE Tempest Re Bermuda. As Global Reinsurance increases non-catastrophe P&C writing, we expect its loss and loss expense ratio to continue to increase in line with what would be expected from a traditional multi-line reinsurer. Global Reinsurance incurred $82 million of catastrophe losses in 2003, compared with $88 million in 2002. Global Reinsurance had favorable prior period development of $27 million in 2003 compared with favorable development of $20 million in 2002, primarily due to the property catastrophe line of business and the losses in this line being lower than expected. The loss and loss expense ratio improved in 2002 as the Global Reinsurance segment was heavily impacted by the September 11 tragedy, which added 67.6 percentage points to the 2001 loss and loss expense ratio.

The policy acquisition cost ratio for Global Reinsurance increased due to the higher proportion of business generated from ACE Tempest Re USA, relative to ACE Tempest Re Europe and ACE Tempest Re Bermuda. More of ACE Tempest Re USA’s business is written on a treaty-basis which incurs higher acquisition costs due to higher ceding commissions paid. The administrative expense ratio decreased slightly due to increased net premiums earned partially offset by higher staffing costs to support the growth in business. The policy acquisition cost and administrative expense ratios decreased in 2002 due to the shift in business mix and the increase in net premiums earned, respectively.

Global Reinsurance’s underwriting income increased 28 percent in 2003 compared with 2002. The increase is primarily a result of higher net premiums earned in 2003. Underwriting income increased by $300 million in 2002 compared with 2001, due to the impact of the September 11 tragedy on the 2001 results and the improved market conditions in 2002. Income excluding net realized gains (losses) for Global Reinsurance increased 18 percent in 2003 compared with 2002. The increase in 2003 is a result of higher underwriting income and net investment income, partially offset by higher income tax expense. Foreign exchange did not have a material impact on Global Reinsurance’s income excluding gains in 2003. The large increase in income excluding net realized gains (losses) in 2002 compared with 2001 is due to the impact of the September 11 tragedy in 2001 and the improved market conditions in 2002.

Life Reinsurance

ACE Life Re principally provides reinsurance coverage to other life insurance companies, focusing on guarantees included in certain fixed and variable annuity products. We do not compete on a traditional basis for pure mortality business. The reinsurance transactions we undertake typically help clients – ceding companies – to manage mortality, morbidity, and/or lapse risks embedded in their book of business. We price life reinsurance using actuarial and investment models that incorporate a number of factors, including assumptions for mortality, morbidity, expenses, demographics, persistency, investment returns and inflation. We assess the performance of our life reinsurance business based on income excluding net realized gains (losses).

(in millions of U.S. dollars)	2003	2002	2001

Gross premiums written	$193	$165	$414
Net premiums written	185	159	408
Net premiums earned	184	158	406
Life and annuity benefits	181	158	401
Policy acquisition costs	16	16	8
Administrative expenses	3	6	2
Net investment income	33	27	9

Income excluding net realized gains (losses)	17	5	4
Net realized gains (losses)	(21)	(14)	2

Net income (loss)	$(4)	$(9)	$6

ACE Life Re’s gross premiums written increased 17 percent in 2003 compared with 2002. This increase relates mainly to new variable annuity and mortality business. Gross premiums written in 2002 included $59 million of non-recurring business, $55 million of which was group long-term disability business. Gross premiums written decreased 60 percent in 2002 compared with 2001, which included $334 million from non-recurring deals. Income (loss) excluding net realized gains (losses) improved in 2003 due to lower policy acquisition costs and administrative expenses, and higher investment income compared with 2002. Policy acquisition costs decreased due to the growth in life, health and annuity lines, which have lower acquisition costs than the group long-term disability business. Administrative expenses were lower in 2003 due to reduced staff levels. Investment income is higher due to a higher invested asset base, as a result of increased production in 2003. Income (loss) excluding net realized gains (losses) increased in 2002 compared with 2001, primarily due to higher investment income.

Financial Services

The Financial Services segment consists of two broad categories: financial guaranty and financial solutions. The financial guaranty operations provide insurance and reinsurance for financial guaranty exposures, including municipal and non-municipal obligations, credit default swaps (CDSs), mortgage guaranty reinsurance, title reinsurance, and trade credit reinsurance. The financial solutions operations provide one-off insurance and reinsurance solutions to clients with unique or complex risks, which are not adequately addressed in the traditional insurance market. Each financial solutions contract is structured to meet the needs of each client. Certain products (principally credit protection oriented) issued by the Financial Services segment have been determined to meet the definition of a derivative under FAS 133. The “Critical Accounting Estimates” section has more information relating to these products.

(in millions of U.S. dollars)	2003	2002	2001

Gross premiums written	$1,046	$1,537	$1,481
Net premiums written	1,039	1,497	1,461
Net premiums earned	1,101	1,127	1,429
Losses and loss expenses	894	947	1,397
Policy acquisition costs	61	72	58
Administrative expenses	84	57	56

Underwriting income (loss)	62	51	(82)

Net investment income	202	192	173
Other income (expense)	–	1	1
Interest expense	6	12	17
Income tax expense	27	30	21
Amortization of goodwill	–	–	4

Income excluding net realized gains (losses)	231	202	50
Net realized gains (losses)	190	(117)	(4)
Tax effect of net realized gains (losses)	(37)	17	(2)
Cumulative effect of adopting a new accounting standard	–	–	(23)

Net income	$384	$102	$21

Loss and loss expense ratio	81.2%	84.0%	97.8%
Policy acquisition cost ratio	5.5%	6.4%	4.0%
Administrative expense ratio	7.7%	5.0%	3.9%
Combined ratio	94.4%	95.4%	105.7%

Gross premiums written decreased 32 percent in 2003 compared with 2002. This decrease is primarily related to the termination of equity layer CDOs during 2003, which resulted in the recording of negative gross premiums written of $79 million. The financial solutions operations have reduced writing equity layer CDOs, and the financial guaranty operations have ceased writing this line completely due to presently unfavorable pricing terms. Gross premiums written in 2002 were slightly higher than in 2001, due to increased writings of equity layer CDOs, and CDSs, which were partially offset by lower LPT volume.

Gross premiums written for the financial guaranty operations increased 30 percent to $510 million in 2003, compared with $391 million in 2002. The municipal line reported strong production growth, benefiting from increased new issue activity, due to low interest rates and also a higher proportion of the new issues are insured. In addition, non-municipal and trade credit lines of business achieved strong production results offset by a decline in mortgage and equity CDO business. The decrease in mortgage gross written premium is partly due to the low interest rate environment that has fueled refinancing activity and resulted in a commensurate reduction in the existing in-force quota share book. Additionally, a non-recurring mortgage transaction was completed in 2002. During the fourth quarter of 2003, we terminated three equity layer CDOs, which resulted in the recording of negative gross premiums written. The policy acquisition cost ratio increased due to a change in business mix whereby a greater portion of the business, specifically municipal, non-municipal and trade credit lines, incurs commission costs. Administrative expenses increased as a result of an increase in staff needed to support the growing direct business and also due to a severance charge associated with the planned IPO. Underwriting income decreased $11 million to $37 million in 2003, compared with $48 million in 2002, due to the higher policy acquisition cost and administrative expense ratios. In 2002, the financial guaranty operations increased underwriting income $16 million due to lower losses and loss expenses.

Gross premiums written for the financial solutions operations decreased to $536 million in 2003 compared with $1.1 billion in 2002. This reduction relates to the decline in LPTs written and the recording of negative premiums due to the termination of an equity CDO. Additionally, 2002 was bolstered by several large, multi-year prospective, structured programs sold. Net premiums earned for the financial solutions operations decreased to $773 million in 2003, compared with $845 million, in 2002. This decline in net premiums earned is the result of a reduction of retrospective premiums from LPTs, which are fully earned when written, offset, to a large degree, by an increase in net premiums earned from prospective contracts, typically finite and structured risk products for which premiums may be earned over a three to five year effective period. The financial solutions operations reported an increase in underwriting income of $22 million to $25 million in 2003, compared with $3 million in 2002. Underwriting income increased due to changes in mix of business as well as the discontinuation of life business, which typically incurs higher commissions than other business. The administrative expense ratio increased as a result of increased staffing costs. Underwriting income for the financial solutions operations increased $117 million in 2002 compared with 2001, which included an underwriting income impact of $147 million due to the September 11 tragedy.

Financial Services reported an increase in income excluding net realized gains (losses) in 2003 compared with 2002. The increase is a result of higher underwriting income and net investment income, and also a reduction in interest expense. Additionally, Financial Services incurred $43 million of adverse prior period development in 2003 principally on the structured finance line of business due to credit deterioration in collateralized debt obligations assumed through reinsurance treaties. In addition, prior year development includes an increase in the case reserve on an auto residual value transaction. Adverse development of $30 million in 2002 was principally from the ACE Financial Solutions International book, which comprises large, unique transactions, including LPTs. The increase in income excluding realized gains (losses) in 2002 compared with 2001, reflects the losses associated with the September 11 tragedy.

Following the closing of the planned IPO, we expect Financial Services’ income excluding net realized gains (losses) for 2004 to decrease 15-20 percent compared with 2003.

Net Investment Income

Years Ended December 31 (in millions of U.S. dollars)	2003	2002	2001

Insurance – North American	$410	$406	$426
Insurance – Overseas General	159	108	102
Global Reinsurance – P&C	87	82	70
Global Reinsurance – Life	33	27	9
Financial Services	202	192	173
Corporate and Other	(30)	(13)	5

Net investment income	$861	$802	$785

Net investment income is influenced by a number of factors, including the amounts and timing of inward and outward cash flows, the level of interest rates, and changes in overall asset allocation. Net investment income increased seven percent in 2003 and two percent in 2002 compared with 2002 and 2001, respectively. The increased net investment income is due to the positive operating cash flows during 2003, 2002 and 2001 that resulted in a higher average invested asset base. This positive impact on investment income was partially offset by a decline in the investment portfolio’s yield, due to the impact of lower interest rates on investment of new cash and reinvestment of maturing securities. The average yield on fixed maturities declined to 4.0 percent at December 31, 2003, compared with 4.4 percent and 5.2 percent at December 31, 2002 and 2001, respectively.

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

The following table presents our pre-tax net realized gains (losses) for the years ended December 31, 2003, 2002 and 2001.

Years Ended December 31 (in millions of U.S. dollars)	2003	2002	2001

Fixed maturities and short-term investments	$100	$(58)	$(7)
Equity securities	(41)	(157)	27
Other investments	(25)	(12)	(38)
Financial futures, options and interest rate swaps	34	(188)	(11)
Fair value adjustment on credit derivatives	163	(77)	(17)
Currency	21	3	(12)

Total net realized gains (losses)	$252	$(489)	$(58)

Given our total return objective for our investment portfolio, we may sell securities at a loss due to changes in the investment environment, our expectation that fair value may deteriorate further, our desire to reduce our exposure to an issuer or an industry, and changes in the credit quality of the security.

FAS 133 requires us to recognize all derivatives as either assets or liabilities on our consolidated balance sheet, and measure them at fair value. We record the gains and losses resulting from the fair value measurement of derivatives in net realized gains (losses). We participate in derivative instruments in two principal ways as follows: i) to offer protection to others as the seller or writer of the derivative, such as our credit derivatives business; or ii) to mitigate our own risk, principally arising from our investment holdings. We do not consider either type of transaction to be speculative. For the year ended December 31, 2003, we recorded net realized gains of $197 million on derivative transactions, compared with net realized losses of $265 million and $28 million for the years ended December 31, 2002 and 2001, respectively.

With respect to our credit derivatives’ business, as explained under “Critical Accounting Estimates,” we record a portion of the change in fair value in the losses and loss expense reserves, representing our best estimate of loss payouts, and a portion in net realized gains (losses), representing other changes in fair value. The fair value adjustment included in net realized gains (losses) in 2003 was a net realized gain of $163 million, compared with net realized losses of $77 million and $17 million in 2002 and 2001, respectively. The change in fair value is related to many factors but primarily due to changes in credit spreads. The gain or loss created by the estimated fair value adjustment will rise or fall each period based on estimated market pricing and may not be an indication of ultimate claims. Fair value is defined as the amount at which an asset or liability could be bought or sold in a current transaction between willing parties. We generally plan to hold derivative financial instruments to maturity. Where we hold derivative financial instruments to maturity, these fair value adjustments would generally be expected to reverse resulting in no gain or loss over the entire term of the contract. However, in the event that we terminate a derivative contract prior to maturity, as a result of a decision to exit a line of business or for risk management purposes, the unrealized gain or loss will be realized through premiums earned and losses incurred.

We recorded net realized gains on financial futures and option contracts and interest rate swaps of $34 million in 2003, compared with net realized losses of $188 million and $11 million in 2002 and 2001, respectively. We recorded net realized losses of $6 million on interest rate swaps in 2003, compared with net realized losses of $81 million in 2002. The interest rate swaps are designed to reduce the negative impact of increases in interest rates on our fixed maturity portfolio. We recorded gains of $40 million on our Standard and Poor’s (S&P) equity index futures contracts as the S&P 500 equity index increased 26 percent in 2003. We use foreign currency forward contracts to minimize the effect of fluctuating foreign currencies on certain non-U.S. dollar holdings in our portfolio that are not specifically matching foreign currency liabilities. These contracts are not designated as specific hedges and, in accordance with FAS 133, we record all realized and unrealized gains and losses on these contracts as net realized gains (losses) in the period in which the currency values change.

We regularly review our investment portfolio for possible impairment based on criteria including economic conditions, credit loss experience and issuer-specific developments. If there is a decline in a security’s net realizable value, we must determine whether that decline is temporary or “other than temporary”. If we believe a decline in the value of a particular investment is temporary, we record it as an unrealized loss in our shareholders’ equity. If we believe the decline is “other than temporary”, we write down the carrying value of the investment and record a net realized loss in our statement of operations. The decision to recognize a decline in the value of a security carried at fair value as “other than temporary” rather than temporary has no impact on our book value. Once a security is identified as having a potential “other than temporary” impairment, we determine whether or not cost will ultimately be recovered and whether we have the intent and ability to hold the security until an expected recovery period, absent a significant change in facts that is expected to have a material adverse financial effect on the issuer.

Our net realized gains (losses) in 2003 included write-downs of $29 million related to fixed maturity investments, $63 million related to equity securities and $29 million related to other investments, as a result of conditions which caused us to conclude the decline in fair value of the investment was “other than temporary”. This compares with write-downs of $101 million related to fixed maturity investments, $153 million related to equity securities and $14 million related to other investments in 2002. Excluding the impairment charges, we recorded $155 million of net gains primarily from the sale of fixed maturities.

The process of determining whether a decline in value is temporary or “other than temporary” requires considerable judgment and differs depending on whether or not the security is traded on a public market as well as by type of security. As a result of our periodic review process, we have determined that there currently is no need to sell any of these securities to fund anticipated payments. We have described below, by type of security, our process for reviewing our investments for possible impairment.

We review all of our fixed maturity securities, including securities on loan, and equity securities for potential impairment each quarter. Initially, we identify those securities to be evaluated for a potential impairment. In this process, the following is considered by type of security:

Fixed Maturities and Equity Securities, including Securities on Loan

A security that meets any of the following criteria is to be evaluated for a potential impairment:

• securities that have been in a loss position for the previous twelve months;

• those securities that have been in a loss position for the previous nine months and market value is less than 80 percent of amortized cost, or cost for equity securities; or

• those securities that are rated below investment grade by at least one major rating agency.

We evaluate all other fixed maturity and equity securities for a potential impairment when the unrealized loss at the balance sheet date exceeds a certain scope, based on both a percentage (i.e., market value is less than 80 percent of amortized cost, or cost for equity securities) and aggregate dollar decline, and certain indicators of an “other than temporary” impairment are present including:

• a significant economic event has occurred that is expected to adversely affect the industry the issuer participates in;

• recent issuer-specific news that is likely to have an adverse affect on operating results and cash flows; or

• a missed or late interest or principal payment related to any debt issuance.

For those securities identified as having a potential “other than temporary” impairment based on the above criteria, we estimate a reasonable period of time in which market value is expected to recover to a level in excess of cost, if at all. For fixed maturity securities, factors considered include:

• the degree to which any appearance of impairment is attributable to an overall change in market conditions such as interest rates rather than changes in the individual factual circumstances and risk profile of the issuer;

• the performance of the relevant industry sector;

• the nature of collateral or other credit support;

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

For equity securities, factors considered include:

• whether the decline appears to be related to general market or industry conditions or is issuer-specific; and

• the financial condition and near-term prospects of the issuer, including specific events that may influence the issuer’s operations.

Securities will be assessed to have an “other than temporary” impairment if cost is not expected to be recovered or we do not have the ability and specific intent to hold the security until its expected recovery. We typically make this latter assessment when such intent is considered inconsistent with our investment objectives, such as maximizing total return.

Other Investments

With respect to other investments that are not traded in a public market, such as venture capital investments, the portfolio managers, as well as our internal valuation committee, consider a variety of factors in determining whether or not the investment should be evaluated for impairment. Indicators of impairment include:

• the issuer has reported losses for two consecutive fiscal years;

• a significant economic event has occurred that is expected to adversely affect the industry the issuer participates in;

• recent issuer-specific news that is expected to adversely affect operating results; and

• a missed interest or principal payment related to any debt issuance.

For those securities identified as having a possible impairment, we determine a reasonable period of time in which market value is expected to recover to a level in excess of cost, if at all. Factors considered include:

• the issuer’s most recent financing events;

• an analysis of whether fundamental deterioration has occurred; and

• the issuer’s progress, and whether it has been substantially less than expected.

These securities will be assessed to have an “other than temporary” impairment if cost is not expected to be recovered or it is concluded that we do not have the ability and specific intent to hold the security until its expected recovery.

The following table summarizes for all securities in an unrealized loss position at December 31, 2003 (including securities on loan), the aggregate fair value and gross unrealized loss by length of time the amounts have continuously been in an unrealized loss position.

	0 – 12 Months			Over 12 Months		Total
(in millions of U.S. dollars)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

U.S. Treasury and agency	$634	$6	$–	$–	$634	$6
Non-U.S. governments	283	5	–	–	283	5
Corporate securities	994	17	5	–	999	17
Mortgage-backed securities	1,299	15	–	–	1,299	15
States, municipalities and political subdivisions	146	6	–	–	146	6

Total fixed maturities	3,356	49	5	–	3,361	49
Equities	38	3	–	–	38	3
Other investments	–	–	–	–	–	–

Total	$3,394	$52	$5	$–	$3,399	$52

Other Income and Expense Items

Years Ended December 31 (in millions of U.S. dollars)	2003	2002	2001

Other income (expense)	$(27)	$(21)	$1

Interest expense	$177	$193	$199

Income tax expense (benefit)	$278	$(116)	$(78)

Amortization of goodwill	$–	$–	$79

The other expense for 2003 includes $9 million of charges related to the commutation of a reinsurance contract and $12 million in goodwill and software impairments. Other expense for 2002 includes $25 million in debt prepayment expense on the ACE INA Subordinated Notes due in 2009. This cost was primarily attributable to a decline in interest rates since the note was originally issued.

The decrease in interest expense is a result of a reduction in average outstanding trust preferred securities in 2003 compared with 2002. This decrease was partly offset due to the impact of the $500 million 6.0 percent notes issued late in the first quarter of 2002. During 2002, we repaid $400 million of trust preferred securities. Interest expense declined in 2002 compared with 2001 due to lower interest rates and a reduction in outstanding debt.

The increase in income tax expense is primarily due to the increase in net income in 2003 compared with 2002. Our net realized gains in 2003 compared with net realized losses in 2002 increased income tax expense by $104 million. In addition, the increased profitability for Insurance – Overseas General added $78 million to income tax expense in 2003. Last year’s A&E reserve strengthening resulted in an income tax benefit of $162 million in 2002. We reported an income tax benefit of $78 million in 2001 primarily due to the underwriting loss generated largely by the September 11 tragedy. Our effective tax rate on income excluding net realized gains (losses) for 2003, was 17 percent. Our effective tax rate is dependent upon the mix of earnings from different jurisdictions with various tax rates; a different geographic mix of actual earnings would change the effective tax rate. For further information on taxation, see Note 14 of the Consolidated Financial Statements.

Investments and Cash

Our principal investment objective is to ensure that funds are available to meet our insurance and reinsurance obligations. Within this broad liquidity constraint, the purpose of our investment portfolio’s structure is to maximize total return subject to specifically approved guidelines of overall asset classes, credit quality, and liquidity and volatility of expected returns. Our investment portfolio is invested primarily in fixed income securities with an average credit quality of AA, as rated by the independent investment rating service S&P. The portfolio is externally managed by independent, professional, investment managers. The average duration of our fixed income securities, including the effect of interest rate swaps, is 3.4 years at December 31, 2003, compared with 3.1 at December 31, 2002. Our other investments principally comprise direct investments, investments in investment funds and investments in limited partnerships.

The following table identifies our invested assets by type held at fair value and cost/amortized cost at December 31, 2003 and 2002.

	December 31, 2003		December 31, 2002

(in millions of U.S. dollars)	Fair Value	Cost/ Amortized Cost	Fair Value	Cost/ Amortized Cost

Fixed maturities	$18,645	$18,006	$14,420	$13,791
Securities on loan	684	650	293	286
Short-term investments	2,928	2,928	2,270	2,270
Cash	562	562	663	663

	22,819	22,146	17,646	17,010
Equity securities	544	401	411	442
Other investments	645	602	652	622

Total investments and cash	$24,008	$23,149	$18,709	$18,074

We also gain exposure to equity markets through the use of derivative instruments. The combined equity exposure through both our equity portfolio and derivative instruments was valued at $662 million and $603 million at December 31, 2003 and December 31, 2002, respectively. The increase of $5.3 billion in total investments and cash is due to positive cash flows from operations as a result of strong premium volume, increased unrealized gains, increased securities lending collateral and the issuance of preferred shares. Offsetting these increases were dividends paid of $231 million in 2003.

The following tables show the market value of our fixed maturities, short-term investments, securities on loan and cash at December 31, 2003. The first table lists elements according to type, and the second according to S&P credit rating.

(in millions of U.S. dollars)	Market Value	Percentage of Total

Treasury	$1,715	7.5%
Agency	1,512	6.6%
Corporate	8,118	35.6%
Mortgage-backed securities	3,894	17.1%
Asset-backed securities	737	3.2%
Municipal	1,445	6.3%
Non-U.S.	1,908	8.4%
Cash and short-term investments	3,490	15.3%

Total	$22,819	100%

(in millions of U.S. dollars)	Market Value	Percentage of Total

AAA	$12,315	54.0%
AA	3,389	14.8%
A	3,534	15.5%
BBB	1,783	7.8%
BB	709	3.1%
B	1,029	4.5%
Other	60	0.3%

Total	$22,819	100%

In accordance with the ACE investment process, we invest in below-investment grade securities through dedicated investment portfolios managed by external investments managers that have investment professionals specifically dedicated to this asset class. At December 31, 2003, our fixed income investment portfolio included below-investment grade securities and non-rated securities which, in total, comprised approximately eight percent of our fixed income portfolio. We define a security as being below-investment grade if it has an S&P credit rating of BB or less. Our below investment-grade and non-rated portfolio includes approximately 500 names, with the top ten holdings making up approximately 11 percent of the $1.8 billion balance at December 31, 2003. The highest single exposure in this portfolio of securities is $26 million. Below-investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss from default by the borrower is greater with below-investment grade securities. Below-investment grade securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, issuers of below-investment grade securities usually have higher levels of debt and are more sensitive to adverse economic conditions such as recession or increasing interest rates, than are investment grade issuers. We reduce the overall risk in the below-investment grade portfolio, as in all investments, through careful credit analysis, strict investment policy guidelines, and diversification by issuer and/or guarantor as well as by industry.

Off-Balance Sheet Arrangements – Variable Interests Related to Equity Investments in CDOs

As a complement to our credit default swap business and with the objective of enhancing investment yield, we invested in the equity tranches of six CDOs from June 2001 through August 2002. Our aggregate maximum exposure under these CDOs is $43.8 million, which approximates the cost of these investments. At December 31, 2003, the underlying assets in these CDOs, which aggregate to $2.6 billion for all six CDOs, are principally invested in asset-backed securities, including investments in the debt tranches of other CDOs. While management considers the related entities to be variable interest entities, as defined by FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” our equity investments represent a small portion of the variable interests in each CDO. Accordingly, under FIN 46, we are not required to consolidate any of these entities. At December 31, 2003, our aggregate carrying value for these investments is $29.1 million, which represents our remaining loss exposure related to these investments as of December 31, 2003. From January 1, 2004 through February 11, 2004, we sold four of these six positions, representing $16.1 million of our year end carrying value and $1.9 billion of the aforementioned $2.6 billion of aggregate assets in all six CDOs.

Restricted Assets

We are required to maintain assets on deposit with various regulatory authorities to support our insurance and reinsurance operations. These requirements are generally promulgated in the statutory regulations of the individual jurisdictions. The assets on deposit are available to settle insurance and reinsurance liabilities. We also utilize trust funds in certain large transactions where the trust funds are set up for the benefit of the ceding companies and generally take the place of Letter of Credit (LOC) requirements. We also have investments in segregated portfolios primarily to provide collateral or guarantees for LOCs and debt instruments. (See Notes 7 and 8 of the Consolidated Financial Statements)

The following table identifies the value of restricted assets at December 31, 2003 and 2002.

(in millions of U.S. dollars)	2003	2002

Deposits with U.S. regulatory authorities	$908	$650
Deposits with non-U.S. regulatory authorities	1,303	1,070
Assets used for collateral or guarantees	1,141	1,230
Trust funds	1,707	1,381

	$5,059	$4,331

The value of restricted assets increased $728 million to $5.1 billion at December 31, 2003. The higher value of restricted assets is a result of increased use of our secured credit facility and the higher use of trust funds in place of LOCs.

Unpaid Losses and Loss Expenses

We establish reserves for the estimated unpaid ultimate liability for losses and loss expenses under the terms of our policies and agreements. These reserves take into account estimates both for claims that have been reported and for IBNR, and include estimates of expenses associated with processing and settling claims. The table below presents a rollforward of our unpaid losses and loss expenses for the year ended December 31, 2003.

(in millions of U.S. dollars)	Gross Losses	Reinsurance Recoverable	Net Losses

Balance at December 31, 2002	$24,315	$12,997	$11,318
Losses and loss expenses incurred	10,265	4,148	6,117
Losses and loss expenses paid	(8,213)	(4,308)	(3,905)
Other (including foreign exchange revaluation)	788	355	433

Balance at December 31, 2003	$27,155	$13,192	$13,963

Note 5 of our Consolidated Financial Statements includes a reconciliation of our beginning and ending net losses and loss adjustment expense reserves for each of the three years ended December 31, 2003, 2002, and 2001. The reserve for unpaid losses and loss expenses increased by $2.8 billion to $27.1 billion at December 31, 2003 compared with $24.3 billion at December 31, 2002. This increase is attributed to the significant growth in business in 2003. The balance at December 31, 2003, includes $13.9 billion of IBNR compared with $11.3 billion at December 31, 2002. Our net incurred losses in 2003 were $6.1 billion, compared with $4.9 billion in 2002. Net losses and loss expenses incurred for 2003 and 2002 include $164 million and $709 million of prior period development, respectively. In 2002, we incurred $516 million of prior period development related to A&E. More information regarding prior period development is included in the Segment Operating Results section.

We have exposure to catastrophic event risk from global (re)insurance writings of property, workers’ compensation and other lines of business. This potential loss accumulation, caused by either man-made or natural events, is addressed within using several different approaches. First, we have established a series of Product Boards to ensure that geographic, product and client exposures are appropriate and meet limit guidelines adopted by the Boards. Second, we have adopted since 1999 a standardized catastrophe exposure modeling approach across each of its underwriting operations which allows the aggregation of risk within and across business units. This aggregation is performed and monitored on a quarterly basis to provide a level assessment of risk. Third, where the risk/return economics are effective, reinsurance is purchased at the business unit level to protect from accumulations arising either within product, business unit or across a combination thereof such that the overall risk from a catastrophic loss is appropriate to our capital structure.

In 2001, we incurred net losses of $650 million relating to the September 11 tragedy. At December 31, 2003, we had paid $1 billion of losses related to the September 11 tragedy and collected $684 million or 96 percent of the $708 million billed to reinsurers. Our net unpaid loss in connection with the September 11 tragedy was $323 million at December 31, 2003. We continue to evaluate our total potential liability based upon individual insurance and reinsurance policy language, legal and factual developments in underlying matters involving our insureds, relevant court decisions and legislative developments in the U.S. involving the terrorist attack. If our current assessments of future developments are proven wrong, the financial impact of any of them, singularly or in the aggregate, could be material.

For each of our lines of business, management, in conjunction with internal actuaries, develop a “best estimate” of ultimate liabilities, which they believe provide a reasonable estimate of the required reserve. The following is a discussion of our reserve- setting procedures by segment:

Insurance – North American and Insurance – Overseas General

Our internal actuaries perform standard actuarial methodologies including paid and incurred loss development and the Bornhuetter-Ferguson (BF) incurred and paid loss methods. The BF method is a blend of an expected loss ratio method and utilization of a pattern consistent with that of a loss development technique. For those lines of business where there is enough historical experience, in general, all four methods are utilized and an ultimate indication is estimated based on the outcomes of these techniques as well as any other methods used for the given line of business (e.g. counts and averages approaches). More reliance would be placed on loss development techniques for the older years as these are more mature and would have more consistent trends. For the more recent years, especially for long-tailed lines of business, a BF method would be given more weight as these immature years are highly leveraged and in many cases a development method could significantly understate or overstate liabilities. In all cases, additional diagnostics are performed to help in the determination of the most appropriate estimate. These diagnostics include a review of paid loss to incurred loss ratios, claims disposal rates and implied IBNR to case outstanding ratios. In situations where a new line of business is being written or a new product line being sold, an expected loss ratio method would be more appropriate as our own historical loss development information is limited. In these cases, industry benchmark loss ratios and development patterns are utilized to estimate ultimate indications. Given the high severity, low frequency nature of ACE Bermuda’s book of business, the actuarial techniques utilized in calculating IBNR is more heavily weighted to an expected loss ratio/BF methodology. There is intense monitoring by claim of potential case reserve development in this business and the interaction between the claims department and actuarial function is a crucial element in the success of this operating unit.

Global Reinsurance

ACE Global Re’s book of business consists of a significant amount of property catastrophe exposure. For this line of business, we develop initial loss estimates for large individual catastrophes based on market share information of potential exposures. Market share analysis uses cedant and industry information at geographic level (e.g. country) and line of business. A range of industry losses is then passed through the relevant market shares to provide a range of losses for the company’s exposures, allowing for program attachment points and the appropriate shares of the indemnity limits involved. When actual case reserves from the ceding companies are received, the initial loss estimates are progressively modified to reflect the actual emerging loss experience. Since the subject business is short tail, most of our historical losses are now reserved on this basis. For the casualty lines of business, similar actuarial techniques are utilized as described above for the Insurance – North American and Insurance – Overseas General segments. However, due to the immaturity of this book of business, more weight is given to the BF method of projections. There is considerable uncertainty around the expected projections for these lines and any favorable trends that may be seen in the development could easily be reversed.

Financial Services

Financial Guaranty

For the financial guaranty reinsurance and mortgage guaranty reinsurance businesses, unpaid losses and loss expenses principally consist of case reserves and portfolio reserves. Incurred but not reported reserves are generally limited to mortgage guaranty reinsurance assumed through quota share treaties, which represent a relatively small portion of these businesses. Case reserves are established when specific insured obligations are in or near default. Case reserves represent the present value of expected future loss payments and loss expenses, net of estimated recoveries but before considering ceded reinsurance. Financial guaranty insurance and reinsurance case reserves are discounted at 6.0 percent, which is the approximate taxable equivalent yield on the investment portfolio in all periods presented.

We also record portfolio reserves for our financial guaranty and mortgage guaranty businesses. Portfolio reserves are established with respect to the portion of our business for which case reserves have not been established. Portfolio reserves are established in an amount equal to the portion of actuarially estimated ultimate losses related to premiums earned to date as a percentage of total expected premiums for that in-force business. Portfolio reserves are developed considering the net par outstanding of each insured obligation, taking account of the probability of future default, the expected timing of the default and the expected recovery following default. These factors vary by type of issue (for example municiple, structured finance corporate), current credit rating and remaining term of the underlying obligation and are principally based on historical data obtained from rating agencies. Actuarially estimated ultimate losses on mortgage guaranty reinsurance are principally determined based on the historical industry loss experience, net of recoveries. During an accounting period, portfolio reserves principally increase or decrease based on changes in aggregate net amount at risk and the probability of default resulting from changes in credit quality of insured obligations, if any.

Financial Solutions

With respect to our financial solutions business, each contract we write is relatively large and unique, so each contract is reviewed and assessed individually. Most contracts are multi-year in nature. As with our financial guaranty business, traditional actuarial methods such as analyzing and extrapolating historical loss experience are not considered appropriate for financial solutions business because of the relatively small number of large contracts. Our loss estimates are based on contract terms (such as a requirement to pay profit commissions) original pricing information, analysis and comparison with external data and experience to date on the contract.

Reinsurance

One of the ways we manage our loss exposure is through the use of reinsurance. While reinsurance agreements are designed to limit our losses from large exposures and permit recovery of a portion of direct unpaid losses, reinsurance does not relieve us of liability to our insureds. Accordingly, the losses and loss expense reserves on our balance sheet represent our total unpaid gross losses. The reinsurance recoverable represents anticipated recoveries of a portion of those gross unpaid losses as well as amounts recoverable from reinsurers with respect to claims paid. The table below presents our net reinsurance recoverable at December 31, 2003 and 2002.

(in millions of U.S. dollars)	December 31 2003	December 31 2002

Reinsurance recoverable on paid losses and loss expenses	$1,277	$1,363
Bad debt reserve on paid losses and loss expenses	(403)	(378)
Reinsurance recoverable on future policy benefits	15	9
Reinsurance recoverable on unpaid losses and loss expenses	13,749	13,558
Bad debt reserve on unpaid losses and loss expenses	(557)	(561)

Net reinsurance recoverable	$14,081	$13,991

We evaluate the financial condition of our reinsurers and potential reinsurers on a regular basis and also monitor concentrations of credit risk with reinsurers. The provision for uncollectible reinsurance is required principally due to the failure of reinsurers to indemnify us, primarily because of disputes under reinsurance contracts and insolvencies. Provisions have been established for amounts estimated to be uncollectible.

Following is a breakdown of our reinsurance recoverable on paid losses at December 31, 2003 and 2002:

	December 31, 2003			December 31, 2002
(in millions of U.S. dollars)	Amount	Bad Debt Reserve	% of Total Reserve	Amount	Bad Debt Reserve	% of Total Reserve

Category General collections	$730	$45	6.2%	$848	$43	5.1%
Other	547	358	65.4%	515	335	65.0%

Total	$1,277	$403	31.6%	$1,363	$378	27.7%

The general collections category represents amounts in the process of collection in the normal course of business. These are balances for which we have no indication of dispute or credit-related issues.

The other category includes amounts recoverable that are in dispute, or are from companies in supervision, rehabilitation or liquidation. Our estimation of this reserve considers the credit quality of the reinsurer and whether we have received collateral or other credit protections, such as parental guarantees.

The following tables provide a listing of our largest reinsurers with the first category representing the top ten reinsurers and the second category representing the remaining reinsurers with balances greater than $20 million. The third category includes amounts due from over 2,500 companies, each having balances of less than $20 million. Our bad debt reserve in the three categories is principally based on an analysis of the credit quality of the reinsurer and collateral balances. The next category, mandatory pools and government agencies, includes amounts backed by certain state and federal agencies. In certain states, insurance companies are required by law to participate in these pools. The fifth category, structured settlements, includes annuities purchased from life insurance companies to settle claims. Since we retain the ultimate liability in the event that the life company fails to pay the claimant, we reflect the amount as a liability and as a recoverable for GAAP purposes. These amounts are not subject to dispute and we establish our bad debt reserve based on the application of historical collection experience. The next category, captives, includes companies established and owned by our insurance clients to assume a significant portion of their direct insurance risk from us, i.e., they are structured to allow clients to self-insure a portion of their insurance risk. It is generally our policy to obtain collateral equal to expected losses; where appropriate, exceptions are granted, but only with review and sign-off at a senior officer level. Our final category, other, includes amounts recoverable that are in dispute or are from companies that are in supervision, rehabilitation or liquidation. We establish our bad debt reserve for these categories based on a case by case analysis of individual situations, including credit and collateral analysis and consideration of our collection experience in similar situations.

Breakdown of Reinsurance Recoverable

(in millions of U.S. dollars)	December 31 2003	Bad Debt Reserve	% of Gross

Categories
Top 10 reinsurers	$7,798	$84	1.1%
Other reinsurers balances greater than $20 million	3,373	147	4.4%
Other reinsurers balances less than $20 million	979	150	15.3%
Mandatory pools and government agencies	779	4	0.5%
Structured settlements	429	2	0.5%
Captives	801	1	0.1%
Other	882	572	64.9%

Total	$15,041	$960	6.4%

Top 10 Reinsurers (net of collateral)

AXA

Berkshire Hathaway Insurance Group

CIGNA

EQUITAS

GE Global Insurance Group

Hannover

Lloyd’s of London

Munich Re

St. Paul Companies

Swiss Re Group

Other Reinsurers Balances Greater Than $20 million (net of collateral)

ABB Group	Fairfax Financial	QBE Insurance
AIOI Insurance	FM Global Group	RenaissanceRe Holdings Ltd.
Allianz Group	Gerling Group	Royal & Sun Alliance Insurance Group Plc
American International Group	Great American P&C Insurance Companies	Scor Group
Arch Capital	Hartford Insurance Group	Sompo Japan
AVIVA	Independence Blue Cross (Amerihealth)	Toa Reinsurance Company
Chubb Insurance Group	ING – Internationale Nederlanden Group	Tokio Marine & Fire Insurance Company Ltd.
CNA Insurance Companies	IRB – Brasil Resseguros S.A.	Travelers Property Casualty Group
Constellation Reinsurance Company	Korean Reinsurance Company (KRIC)	Trenwick Group
Converium Group	Liberty Mutual Insurance Companies	White Mountains Insurance Group
DaimlerChrysler Group	Mitsui Sumitomo Insurance Company Ltd.	WR Berkley Corp.
Dominion Ins. Co. Ltd	Overseas Partners Ltd.	XL Capital Group
Electric Insurance Company	Partner Reinsurance Company of the U.S.	Zurich Financial Services Group
Everest Re Group	PMA Capital Insurance Company

Asbestos and Environmental Claims

Included in our liabilities for losses and loss expenses are amounts for A&E. These A&E liabilities principally relate to claims arising from remediation costs associated with hazardous waste sites and bodily-injury claims related to asbestos products and environmental hazards. These amounts include provision for both reported and IBNR claims.

Our exposure to asbestos principally arises out of liabilities acquired when we purchased Westchester Specialty in 1998 and the P&C business of CIGNA in 1999, with the larger exposure contained within the liabilities acquired in the CIGNA transaction. These CIGNA transaction liabilities reside in various subsidiaries of Brandywine, which was created in 1995 by the restructuring of CIGNA’s domestic operations into separate ongoing and run-off operations.

As part of the acquisition of Westchester Specialty, NICO provided $750 million of reinsurance protection for adverse development on loss and loss adjustment expense reserves. At December 31, 2003, the remaining unused limit in this NICO Westchester Specialty cover was approximately $600 million.

As part of the acquisition of the CIGNA P&C business, NICO provided $2.5 billion of reinsurance protection for adverse development on Brandywine loss and loss adjustment expense reserves and for uncollectible ceded reinsurance. This NICO Brandywine cover was exhausted on an incurred basis with the increase in our A&E reserves in the fourth quarter of 2002.

The active ACE INA companies retain two primary funding obligations associated with the run-off Brandywine operations: a dividend retention fund obligation and required reinsurance coverage provided under an aggregate excess of loss reinsurance agreement. In addition, certain active ACE INA companies remain residually liable for pre-1987 general liability business ceded by those companies to the primary Brandywine subsidiary, Century Indemnity Company (“Century”).

In accordance with the Brandywine restructuring order, INA Financial Corporation established and funded a dividend retention fund consisting of $50 million plus investment earnings. Pursuant to terms of the restructuring, the full balance of this dividend retention fund was contributed to Century as of December 31, 2002. To the extent in the future that dividends are paid by INA Holdings Corporation to its parent, INA Financial Corporation, and to the extent that INA Financial Corporation then pays such dividends to INA Corporation, a portion of those dividends must be withheld to replenish the principal of the dividend retention fund to $50 million within five years. In 2003, no such dividends were paid, and therefore no replenishment of the dividend retention fund occurred. This dividend fund obligation, to maintain and to replenish the fund as necessary and to the extent dividends are paid, is ongoing until ACE INA receives prior written approval from the Pennsylvania Commissioner of Insurance to terminate the fund.

In addition, the ACE INA insurance subsidiaries are obligated to provide insurance coverage to Century in the amount of $800 million under an aggregate excess of loss reinsurance agreement if the statutory capital and surplus of Century falls below $25 million or if Century lacks liquid assets with which to pay claims as they become due, after giving effect to contribution of any dividend retention fund balance. Coverage under the aggregate excess of loss reinsurance agreement was triggered as of December 31, 2002 following contribution of the dividend retention fund balance. Approximately $468 million in undiscounted losses were ceded to the aggregate excess of loss reinsurance agreement at December 31, 2003.

In a lawsuit filed in the state of California in December 1999, certain competitors of ACE USA have challenged the restructuring that resulted in the creation of Brandywine. The restructuring was previously upheld by the Pennsylvania Supreme Court in July 1999. The lawsuit alleges that the restructuring does not effectively relieve the insurance subsidiary that issued the policies prior to the restructuring (Insurance Company of North America) from liabilities for claims on those policies by California policyholders. The California trial court has held in response to a pre-trial motion that a California statute does prohibit the transfer of California policies to a subsequent legal entity without the consent of the policyholders and noted that consent was not received in the context of the Brandywine restructuring. ACE intends to appeal this decision. In addition, the liabilities that are the subject of this California lawsuit are included within our A&E reserves for Brandywine.

Congress has been working on possible legislation to move all U.S. asbestos bodily-injury claims to a federal trust for compensation in accordance with an established set of medical criteria and claim values. The trust would be funded by asbestos defendants and their insurers. As currently proposed, ACE would be one of the insurer participants. We believe that if the proposed legislation is enacted, our ultimate funding obligation under the trust would be less than we would be required to pay under the current tort system because the trust would avoid payments to unimpaired victims and obviate the need for extensive legal costs. However, we cannot predict if any such proposed legislation will be modified or adopted.

The table below presents selected loss reserve data for A&E exposures at December 31, 2003 and 2002.

	December 31, 2003		December 31, 2002
(in millions of U.S. dollars)	Gross	Net	Gross	Net

Asbestos	$2,899	$277	$3,192	$446
Environmental and other latent exposures	1,148	250	1,352	403

Total	$4,047	$527	$4,544	$849

Paid losses for the year ended December 31, 2003 for asbestos claims were $293 million on gross reserves and $169 million on net reserves. Environmental and other latent exposure claim payments were $204 million on gross reserves and $153 million on net reserves in 2003.

Survival ratios attempt to measure the adequacy of A&E loss reserves by taking the current ending loss reserve and dividing by the average annual claim payments for the prior three years. We believe this to be a simplistic measure of a very complicated issue. However, we understand this ratio is used as a means to compare companies with A&E exposures. Thus, if we average our last three years of gross A&E claim payments and expect payments to continue at the same pace, our gross survival ratio is 10.3 years. Using the 2003 calendar year payments, our net survival ratio is 9.9 years. The current year survival ratios are adversely affected by the timing of certain previously agreed upon settlements. These settlements were anticipated in our 2002 asbestos study.

Liquidity and Capital Resources

Liquidity

Liquidity is a measure of a company’s ability to generate cash flows sufficient to meet short-term and long-term cash requirements of its business operations. As a holding company, ACE possesses assets that consist primarily of the stock of its subsidiaries, and of other investments. In addition to net investment income, our cash flows currently depend primarily on dividends or other statutorily permissible payments. Historically, these dividends and other payments have come from our Bermuda-based operating subsidiaries, which we refer to as our Bermuda subsidiaries. During the year ended December 31, 2003, we were able to meet all of our obligations, including the payment of dividends declared on our ordinary shares and preferred shares, with our net cash flow and dividends received. Should the need arise, we generally have access to the debt markets and other available credit facilities that are discussed below.

The payments of dividends or other statutorily permissible distributions from our operating companies are subject to the laws and regulations applicable to each jurisdiction, as well as the need to maintain capital levels adequate to support the insurance and reinsurance operations, including financial strength ratings issued by independent rating agencies, which are discussed later.

We assess which subsidiaries to draw dividends from based on a number of factors. Considerations such as regulatory and legal restrictions as well as the subsidiary’s financial condition are paramount to the dividend decision. The legal restrictions on the payment of dividends from retained earnings by our Bermuda subsidiaries are currently satisfied by the share capital and additional paid-in capital of each of the Bermuda subsidiaries. During 2003, ACE Bermuda declared and paid dividends of $478 million, compared with $345 million and $234 million in 2002 and 2001, respectively. We received dividends of $25 million from ACE Cap Re International Ltd. during 2003. ACE Tempest Life Re declared and paid dividends of $140 million and $105 million in 2002 and 2001, respectively. We expect that a majority of our cash inflows for 2004 will be from our Bermuda subsidiaries.

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

We did not receive any dividends from ACE Global Markets or ACE INA in 2003. Under the Lloyd’s accounting model, syndicates in Lloyd’s operate each year as an annual venture. Each year of account is held open for three years. At the end of three years, the year of account purchases reinsurance from the next open year, which is known as reinsurance to close or RITC, and distributes the remaining funds to the investors in the syndicate. ACE Global Markets has historically retained these funds for operational purposes. ACE INA issued debt to provide partial financing for the ACE INA acquisition and for other operating needs. This debt is serviced by dividends paid by ACE INA’s insurance subsidiaries to ACE INA as well as other group resources. ACE Financial Services’ U.S. insurance subsidiaries are limited in their dividend paying abilities due to their need to maintain their AA and AAA financial strength ratings.

Our consolidated sources of funds consist primarily of net premiums written, net investment income and proceeds from sales and maturities of investments. Funds are used primarily to pay claims, operating expenses, dividends and for the purchase of investments. After satisfying our cash requirements, excess cash flows from these underwriting and investing activities are invested.

Our insurance and reinsurance operations provide liquidity in that premiums are received in advance, sometimes substantially in advance, of the time claims are paid. Our consolidated net cash flows from operating activities were $4.2 billion in 2003 compared with $2.4 billion and $1.4 billion in 2002 and 2001, respectively. The positive operating cash flows were generated from an increase in net premiums written of $2.2 billion for the year ended December 31, 2003, and relatively stable net losses and loss expenses paid compared with 2002. The increase in 2002 compared with 2001 was primarily due to the $1.7 billion increase in net premiums written. Generally cash flows are affected by claim payments that, due to the nature of our operations, may comprise large loss payments on a limited number of claims and therefore can fluctuate significantly from year to year. The irregular timing of these loss payments can create significant variations in cash flows from operations between periods. Sources of liquidity include cash from operations, financing arrangements or routine sales of investments. Our consolidated net cash flows used for investing activities increased to $4.7 billion in 2003, compared with $1.9 billion in 2002. This increase primarily reflects our strong consolidated net cash flows from operating activities in 2003. Net cash flows used for investing activities decreased to $1.9 billion in 2002 compared with $2.2 billion in 2001. This decrease is primarily due to our debt repayment activity in 2002, which reduced net cash available for investment. Our consolidated net cash flows from financing activities were $395 million in 2003, compared with usage of $491 million in 2002. The increase is primarily due to the net proceeds from the issuance of preferred shares in 2003, compared with the repayment of trust preferred securities and short-term debt in 2002. We reported consolidated net cash flows from financing activities of $896 million in 2001, primarily due to the net proceeds from the issuance of ordinary shares. Although our ongoing operations continue to generate positive cash flows, our cash flows are currently impacted by a large book of loss reserves from businesses in run-off. The run-off operations generated negative operating cash flows of $645 million in 2003, compared with $525 million and $614 million in 2002 and 2001, respectively, primarily due to claim payments. Both internal and external forces influence our financial condition, results of operations and cash flows. Claim settlements, premium levels and investment returns may be impacted by changing rates of inflation and other economic conditions. In many cases, significant periods of time, ranging up to several years or more, may lapse between the occurrence of an insured loss, the reporting of the loss to us and the settlement of the liability for that loss. We believe that our cash balances, cash flow from operations, routine sales of investments and the liquidity provided by our credit facilities, as discussed below are adequate to meet expected cash requirements.

ACE and its subsidiaries are assigned debt and financial strength (insurance) ratings from internationally recognized rating agencies, including S&P, A.M. Best, Moody’s Investors Service and Fitch IBCA. The ratings issued on our companies by these agencies are announced publicly and are available directly from the agencies. Our website, acelimited.com, also contains some information about our ratings, which you can find under the “Investor Information” tab.

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

Capital Resources

Capital resources consist of funds deployed or available to be deployed to support our business operations. The following table summarizes the components of our capital resources at December 31, 2003 and 2002.

(in millions of U.S. dollars)	December 31 2003	December 31 2002

Short-term debt	$546	$146
Long-term debt	1,349	1,749

Total debt	1,895	1,895

Trust preferred securities	475	475
Mezzanine equity	–	311
Preferred shares	557	–
Ordinary shareholders’ equity	8,278	6,389

Total shareholders’ equity	8,835	6,389

Total capitalization	$11,205	$9,070

Ratio of debt to total capitalization	16.9%	20.9%
Ratio of debt plus trust preferreds to total capitalization	21.2%	26.1%

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

Shareholders’ Equity

The following table analyzes the movements in our shareholders’ equity for the years ended December 31, 2003, 2002, and 2001.

(in millions of U.S. dollars)	2003	2002	2001

Balance, beginning of year	$6,389	$6,107	$5,420
Net income (loss)	1,417	77	(147)
Change in net unrealized appreciation on investments	208	339	35
Issuance of Preferred Shares	557	–	–
Conversion of Mezzanine equity	311	–	–
Dividends declared – Ordinary Shares	(204)	(173)	(138)
Dividends declared – Mezzanine equity	(10)	(26)	(26)
Dividends declared – Preferred Shares	(23)	–	–
Cumulative translation adjustments	108	(1)	(2)
Other movements, net	82	66	17
Ordinary Shares issued in share offering	–	–	1,127
Repurchase of Ordinary Shares	–	–	(179)

Balance, end of year	$8,835	$6,389	$6,107

In May 2003, we sold in a public offering 23 million depositary shares, each representing one-tenth of one of our 7.80 percent Cumulative Redeemable Preferred Shares for $25 per depositary share for net proceeds of $557 million. Gross proceeds from the sale of the preferred shares were $575 million and related expenses were $18 million. We used the net proceeds to make additional capital contributions to some of our subsidiaries and for general corporate purposes. This offering was made under our universal shelf registration statement with the SEC, which became effective in February 2003, allowing us to offer a number of different types of debt and equity securities up to a total offering price of $1.5 billion. Dividends on the preferred shares are payable quarterly, when and if declared by our Boards of Directors, in arrears on March 1, June 1, September 1 and December 1 of each year. On September 1, 2003 and December 1, 2003 we paid dividends of $4.9292 and $4.8750 per preferred share to shareholders of record on August 31, 2003 and November 30, 2003, respectively.

Our diluted book value per ordinary share increased to $29.46 at December 31, 2003, compared with $24.16 at December 31, 2002. In calculating our diluted book value per ordinary share, we include in the denominator in-the-money options together with the 11.8 million shares issued upon conversion of the FELINE PRIDES. The expected proceeds from the in-the-money options are included in the numerator. Shareholders’ equity increased by $2.4 billion in 2003, compared with 2002. This increase is due to the issuance of the preferred shares; our net income, conversion of the FELINE PRIDES which increased shareholder’s equity by $311 million, and unrealized gains on our investment portfolio of $208 million. Partially offsetting these increases, were $236 million of dividends declared on mezzanine equity, ordinary and preferred shares in 2003.

As part of our capital management program, in November 2001, our Board of Directors authorized the repurchase of any ACE issued debt or capital securities including ordinary shares, up to $250 million. At December 31, 2003, this authorization had not been utilized.

On January 10, 2003 and April 14, 2003, we paid dividends of 17 cents per ordinary share to shareholders of record on December 27, 2002 and March 31, 2003, respectively. On July 14, 2003 and October 14, 2003 and January 14, 2004 we paid dividends of 19 cents per ordinary share to shareholders of record on June 30, 2003, September 30, 2003 and December 31, 2003 respectively. We have paid dividends each quarter since we became a public company in 1993. However, the declaration, payment and value of future dividends on ordinary shares is at the discretion of our Board of Directors and will be dependent upon our profits, financial requirements and other factors, including legal restrictions on the payment of dividends and such other factors as our Board of Directors deems relevant.

Contractual Obligations and Commitments

The table below shows our contractual obligations and commitments including our payments due by period:

Payments Due By Period

(in millions of U.S. dollars)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Contract holder deposit funds	$94	$35	$27	$20	$12
Operating leases	424	75	119	75	155
Short-term debt	546	546	–	–	–
Long-term debt	1,349	–	300	749	300
Trust preferred securities	475	–	–	–	475

Total contractual obligations and commitments	$2,888	$656	$446	$844	$942

The above table excludes estimated future cash flows for losses and loss expenses as there is typically no minimum contractual commitment associated with insurance and reinsurance contracts and also the amount and timing of the cash outflows are uncertain. Further, the above table excludes pension obligations. While we expect to contribute approximately $10 million to our defined benefit plans during 2004, minimum funding requirements are minimal over the next year. Subsequent funding commitments are apt to vary for many factors and are difficult to estimate at this time.

Contract Holder Deposit Funds

Deposit liabilities of $212 million include contract holder deposit funds of $94 million and reinsurance deposit liabilities of $118 million. Contract holder deposit funds represent a liability for investment contracts sold that do not meet the definition of an insurance contract under FAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and Realized Gains and Losses from the Sale of Investments”. The investment contracts are sold with a guaranteed rate of return. The proceeds are then invested with the intent of realizing a greater return than is called for in the investment contracts. The above table does not include estimated cash flows for deposit liabilities as the amount and timing of cash flows is uncertain.

Operating Lease Commitments

We lease office space in most countries in which we operate under operating leases that expire at various dates through January 2018. We renew and enter into new leases in the ordinary course of business as required.

Short-term Debt

Included in short-term debt is ACE INA’s $400 million, 8.2 percent notes which become due on August 15, 2004. We plan to refinance these notes.

In June 1999, we arranged certain commercial paper programs. The programs use revolving credit facilities as back-up facilities and provide for up to $2.8 billion in commercial paper issuance (subject to the availability of back-up facilities, which currently total $750 million) for ACE and for ACE INA. During 2003 and 2002, we substantially reduced our use of commercial paper.

From time to time, we also use securities repurchase agreements as a source of short-term liquidity. Under these repurchase agreements, we agree to sell securities and repurchase them at a future date for a predetermined price, thereby creating liquidity. The covenants of our existing credit facilities limit our borrowing under repurchase agreements to $800 million.

Long-term Debt

Our total long-term debt of $1.3 billion is described in Note 8 of our Consolidated Financial Statements.

The following instruments have specific collateral triggers. In 1998, ACE US Holdings issued $250 million of unsecured senior notes that mature in October 2008. In December 1999, ACE INA issued $300 million of unsecured subordinated notes that mature in December 2009. We repaid $100 million of this outstanding amount during 2002. We have a $450 million credit default swap in place that has the economic effect of reducing our cost of borrowing associated with these two issuances. The minimum collateral in connection with the credit default swap is $158 million. The actual collateral can be higher depending on the credit quality of securities pledged.

Under these transactions, we would be required to provide collateral of $450 million if S&P downgraded our debt rating to BB+ or lower, or downgraded ACE Bermuda’s financial strength rating to BBB- or lower. Although there can be no assurance, we believe it is unlikely that either of these two events will occur. In the event that we terminate either of the swaps prematurely, we would be liable for certain transaction costs. The counter-party in each swap is a highly rated major financial institution and management does not anticipate non-performance.

Trust Preferred Securities

During 1999 and 2000, we issued $800 million of trust preferred securities of which $400 million matured and was repaid in 2002. The funds generated from these issues were used to partially finance the ACE INA acquisition. The securities outstanding consist of:

(i) $400 million company-obligated mandatorily redeemable preferred shares ($100 million and $300 million) issued by two business trusts wholly owned by us; and

(ii) $75 million of monthly income preferred securities issued by one of our subsidiary limited liability companies.

Each of the three remaining series of trust preferred securities was issued by a special purpose entity that is wholly owned by us; two trusts and a limited liability company. The sole assets of the special purpose entities are debt instruments issued by one or more of our subsidiaries. The special purpose entities look to payments on the debt instruments to make payments on the preferred securities. We have guaranteed the payments on these debt securities. The trustees of the trusts and the managers of the limited liability company include one or more of our officers and at least one independent trustee or manager, such as a bank or trust company. Our officers serving as trustees of the trusts or managers of the limited liability company do not receive any compensation or other remuneration for their services in such capacity. The full $475 million of outstanding trust preferred stock is shown on our consolidated balance sheet as a liability. Additional information with respect to the trust preferred securities is contained in Note 8 of our Consolidated Financial Statements.

Credit Facilities

The following table shows our credit facilities by credit line, usage, expiry date and purpose at December 31, 2003.

	Credit Line	Usage	Expiry Date	Purpose

Liquidity Facilities
ACE Limited [1]	$500	$–	April 2004	General Corporate
ACE Limited [1,2]	250	64	May 2005	General Corporate
ACE Guaranty Corp	140	–	May 2004	General Corporate
Secured Operational LOC Facilities
ACE Group	500	285	Sept. 2006	General Corporate
Unsecured Operational LOC Facilities
ACE Limited	500	278	Sept. 2004	General Corporate
ACE Limited	100	84	Oct. 2004	General Corporate
ACE Global Markets	200	200	Oct. 2004	General Corporate
ACE Tempest Re	200	133	Dec. 2004	General Corporate
ACE International	21	21	Various	General Corporate
Unsecured Capital Facilities
ACE Guaranty Corp	175	–	Dec. 2010	Rating Agency Capital
ACE Global Markets [3]	679	674	Nov. 2008	Underwriting capacity for Lloyd’s Syndicate 2488-2004 capacity of £550 million (approximately $1 billion)

Total	$3,265	$1,739

1 Commercial paper back-up facility

2 May also be used for LOCs

3 Unsecured letters of credit are placed with Lloyd’s as capital on behalf of ACE’s corporate capital vehicles

Some of the facilities noted above require that we maintain certain covenants, all of which have been met at December 31, 2003. These covenants include:

(i) maintenance of a minimum consolidated net worth covenant of not less than $4.4 billion plus 25 percent of Consolidated Net Income for each fiscal quarter ending on or after March 31, 2003 for which such Consolidated Net Income is positive, plus 50 percent of net proceeds of any issuance of equity interests (other than the net proceeds from any issuance of equity interests in substitution and replacement of other equity interests to the extent such net proceeds do not exceed the amount of a substantially contemporaneous redemption of equity interests) subsequent to March 31, 2003; and

(ii) maintenance of a maximum debt to total capitalization ratio of not greater than 0.35 to 1. Under this covenant, debt does not include trust preferred securities or mezzanine equity, except where the ratio of the sum of trust preferred securities and mezzanine equity to total capitalization is greater than 15 percent. In this circumstance, the amount greater than 15 percent would be included in the debt to total capitalization ratio.

At December 31, 2003, (a) the minimum consolidated net worth requirement under the covenant described in (i) above was $5.2 billion and our actual consolidated net worth as calculated under that covenant was $8.1 billion; and (b) our ratio of debt to total capitalization was 0.17 to 1.

Certain facilities are guaranteed by either operating subsidiaries or ACE Limited.

In addition to these covenants, the ACE Global Markets capital facility requires that collateral be posted if the financial strength rating of ACE Limited falls to S&P BBB+ or lower. Prior to November 2003 (the renewal date of the ACE Global Markets unsecured LOC), this requirement related to ACE Bermuda.

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

Recent Accounting Pronouncements

See Note 2(p) to the Consolidated Financial Statements for a discussion of recent accounting pronouncements.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

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

Our exposure to interest rate risk is concentrated in our fixed income portfolio, and to a lesser extent, our debt obligations. An increase in interest rates of 100 basis points applied instantly across the yield curve would have resulted in a decrease in the market value of our fixed income portfolio of 3.4 percent at December 31, 2003 compared with 3.1 percent at December 31, 2002. This equates to a decrease in market value of approximately $696 million on a fixed income portfolio valued at $20.6 billion at December 31, 2003. This compares with an approximately $488 million decrease in market value on a fixed income portfolio valued at $15.7 billion at December 31, 2002. An immediate time horizon was used as this presents the worst case scenario.

Our portfolio of equity securities, which we carry on our balance sheet at fair value, has exposure to price risk. This risk is defined as the potential loss in fair value resulting from adverse changes in stock prices. In addition, we attain exposure to the equity markets through the use of derivative instruments which also have exposure to price risk. Our U.S. equity portfolio is highly correlated with the S&P 500 index and changes in that index would approximate the impact on our portfolio. Our international equity portfolio has exposure to a broad range of non-U.S. equity markets, primarily in those countries where we have insurance operations. This portfolio is correlated to movement in each of these countries’ broad equity market. The combined equity exposure through both our portfolios of equity securities and derivative instruments was valued at $662 million at December 31, 2003 compared with $603 million at December 31, 2002. A hypothetical ten percent decline in the price of each stock in our portfolio of equity securities and the index correlated to the derivative instruments would have resulted in a $66 million decline in fair value at December 31, 2003. This compares to a decline of $60 million at December 31, 2002. Changes in fair value of these derivative instruments are recorded as net realized gains (losses) in the consolidated statements of operations. Changes in the fair value of our equity portfolio are recorded as unrealized appreciation (depreciation) and are included as other comprehensive income in shareholders’ equity.

Many of our non-U.S. companies maintain both assets and liabilities in local currencies. Therefore, exchange rate risk is generally limited to net assets denominated in those foreign currencies. Foreign exchange risk is reviewed as part of our risk management process. Locally required capital levels are invested in home currencies in order to satisfy regulatory requirements, and to support local insurance operations regardless of currency fluctuations.

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

We maintain investments in derivative instruments such as futures, options, interest rate swaps and foreign currency forward contracts for which the primary purposes are to manage duration and foreign currency exposure, yield enhancement or to obtain an exposure to a particular financial market. If certain conditions are met, a derivative may be specifically designated as a fair value cash flow or foreign currency hedge. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. Upon application of FAS 133, hedging relationships must be designated and documented pursuant to the provisions of this statement. We had no derivatives that were designated as hedges at December 31, 2003, 2002 or 2001.

Certain products (principally credit protection oriented) issued by the Financial Services segment have been determined to meet the definition of a derivative under FAS 133. The “Critical Accounting Estimates” section of the Management’s Discussion and Analysis of Results of Operations and Financial Condition has more information relating to these products.

ITEM 8. Financial Statements and Supplementary Data

The financial statements and supplementary data required by Regulation S-X are included in this report on Form 10-K commencing on page F-1.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in, or any disagreements with, accountants on accounting and financial disclosure within the two years ended December 31, 2003.

ITEM 9A. Controls and Procedures

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

PART  III

ITEM 10. Directors and Executive Officers of the Registrant

Information pertaining to this item is incorporated by reference to the sections entitled “Election of Directors-Nominees for Election for Terms Expiring in 2007”, “Election of Directors-Directors Whose Terms of Office Will Continue After This Meeting”, “Election of Directors – Section 16(a) Beneficial Ownership Reporting compliance” and “Elections of Directors – Meetings and Committees of the Board – Audit Committee” of the definitive proxy statement for the Annual General Meeting of Shareholders to be held on May 27, 2004, which involves the election of directors and will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

Code of Ethics

The Company has adopted a Code of Conduct, which sets forth standards by which all ACE employees, officers and directors must abide as they work for the Company. The Company has posted this Code of Conduct on its internet site (acelimited.com, under Investor Information / Corporate Governance / Code of Conduct). The Company intends to disclose on its internet site any amendments to, or waivers from, its Code of Conduct that are required to be publicly disclosed pursuant to the rules of the SEC.

ITEM 11. Executive Compensation

This item is incorporated by reference to the section entitled “Executive Compensation” of the definitive proxy statement for the Annual General Meeting of Shareholders to be held on May 27, 2004, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

This item is incorporated by reference to the section entitled “Approval of ACE Limited 2004 Long-Term Incentive Plan – Security Ownership of Certain Beneficial Owners and Management” of the definitive proxy statement for the Annual General Meeting of Shareholders to be held on May 27, 2004, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

ITEM 13. Certain Relationships and Related Transactions

This item is incorporated by reference to the section entitled “Election of Directors – Certain Business Relationships” of the definitive proxy statement for the Annual General Meeting of Shareholders to be held on May 27, 2004, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

ITEM 14. Principal Accountant Fees and Services

This item is incorporated by reference to the information set forth in the definitive proxy statement for the Annual General Meeting of Shareholders to be held on May 27, 2004, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

PART  IV

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Financial Statements, Schedules and Exhibits

Other schedules have been omitted as they are not applicable to ACE, or the required information has been included in the Consolidated Financial Statements and related notes.

3. Exhibits

Exhibit No.	Description

2.1	Amended and Restated Agreement and Plan of Merger, dated as of October 26, 1999, among Capital Re Corporation, ACE Limited and CapRe Acquisition Corp. (Incorporated by reference to Exhibit 2.1 to Registration Statement on Form S-4 (No. 333-90927)
2.2	First Amendment to Amended and Restated Agreement and Plan of Merger, dated as of November 29, 1999, among Capital Re Corporation, ACE Limited and CapRe Acquisition Corp. (Incorporated by reference to Exhibit 2.5 to Registration Statement on Form S-4 (No. 33-90927)
2.3	Acquisition Agreement, dated as of January 11, 1999, among CIGNA Corporation, CIGNA Holdings, Inc. and ACE Limited (Incorporated by reference to Exhibit 2.1 of the Form 8-K current report (Date of earliest event reported: July 2, 1999))
2.4	Amendment No. 1 to Acquisition Agreement, dated as of July 2, 1999, CIGNA Corporation, CIGNA Holdings, Inc. and ACE Limited (Incorporated by reference to Exhibit 2.2 of the Form 8-K current report (Date of earliest event reported: July 2, 1999))
2.5	Amendment No. 2 to Acquisition Agreement, dated as of July 2, 1999, CIGNA Corporation, CIGNA Holdings, Inc. and ACE Limited (Incorporated by reference to Exhibit 2.3 of the Form 8-K current report (Date of earliest event reported: July 2, 1999))
3.1	Memorandum of Association of the Company (Incorporated by reference to Exhibit 3.1 to Form 10-K for the year ended September 30, 1998)
3.2	Articles of Association of the Company (Incorporated by reference to Exhibit 3.2 to Form 10-K for the year ended September 30, 1998)
3.3	Special Resolutions adopted January 22, 2002 increasing the number of authorized Ordinary Shares and Other Shares (Incorporated by reference to Exhibit 3.3 to Form 10-K of the Company for the year ended December 31, 2001)
4.1	Memorandum of Association of the Company (see Exhibit 3.1)
4.2	Articles of Association of the Company (see Exhibit 3.2)
4.3	Specimen certificate representing Ordinary Shares (Incorporated by reference to Exhibit 4.3 to Form 10-K of the Company for the year ended December 31, 2001)
4.4	Form of the Declaration of Terms of Capital Re LLC 7.65% Cumulative Monthly Income Preferred Shares, Series A, January 24, 1994 (Incorporated by reference to Exhibit 4.2 to Capital Re’s Registration Statement on Form S-3 (Reg. No. 33-72090))
4.5	Form of Liability Assumption Agreement dated as of January 24, 1994, between Capital Re Corporation and Capital Re LLC (Incorporated by reference to Exhibit 99.2 to Capital Re’s Registration Statement on Form S-3 (Reg. No. 33-72090))
4.6	Form of Loan Agreement dated as of January 24, 1994, between Capital Re Corporation and Capital Re LLC (Incorporated by reference to Exhibit 99.1 to Capital Re’s Registration Statement on Form S-3 (Reg. No. 33-72090))

Exhibit No.	Description

4.7	Form of Payment and Guarantee Agreement dated as of January 24, 1999, by Capital Re Corporation and Capital Re LLC (Incorporated by reference to Exhibit 4.1 to Capital Re’s Registration Statement on Form S-3 (Reg. No. 33-72090))
4.8	Resolutions of a committee of the Board of Directors of ACE Limited establishing the terms of the 7.80 percent Cumulative Redeemable Preferred Shares, Series C, of ACE Limited (Incorporated by reference to Exhibit 4.1 of the Form 8-K current report (Date of earliest event reported: May 30, 2003))
10.1*	ACE Limited Annual Performance Incentive Plan (Incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 of the Company (No. 33-57206))
10.2*	ACE Limited Equity Linked Incentive Plan (Incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 of the Company (No. 33-57206))
10.2.1*	Amendment to ACE Limited Equity Linked Incentive Plan (Incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 of the Company (No. 33-57206))
10.2.2*	Second Amendment to ACE Limited Equity Linked Incentive Plan (Incorporated by reference to Exhibit 10.45 to Form 10-K of the Company for the year ended September 30, 1995).
10.2.3*	Third Amendment to Equity Linked Incentive Plan-Stock Appreciation Right Plan (Incorporated by reference to Exhibit 10.28 to Form 10-Q of the Company for the quarter ended March 31, 1997)
10.3*	Form of restricted stock award dated August 24, 1993, to ACE Limited Directors (Incorporated by reference to Exhibit 10.39 to Form 10-K of the Company for the year ended September 30, 1993)
10.4*	Employment Agreement, dated October 1, 1994, between ACE Limited and Brian Duperreault (Incorporated by reference to Exhibit 10.42 to Form 10-K of the Company for the year ended September 30, 1994)
10.5*	Employment Agreement, dated January 9, 1995, between ACE Limited and Dominic J. Frederico (Incorporated by reference to Exhibit 10.45 to Form 10-K of the Company for the year ended September 30, 1995)
10.5.1*	Amendment dated as of February 25, 2003, amending the Employment Agreement dated January 9, 1995, between ACE Limited and Dominic J. Frederico (Incorporated by reference to Exhibit 10.66 to Form 10-K of the Company for the year ended December 31, 2002)
10.6*	Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.36 to Form 10-Q of the Company for the quarter ended March 31, 1996)
10.6.1*	First Amendment to ACE Limited Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.59 to Form 10-K of the Company for the year ended December 31, 2000)
10.7*	ACE Limited 1996 Tempest Replacement Option Plan (Incorporated by reference to Exhibit 10.24 to Form 10-K of the Company for the year ended September 30, 1996)
10.8*	ACE Limited Elective Deferred Compensation Plan (Incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company for the quarter ended December 31, 1997)
10.9*	ACE Limited Rules of the Approved U.K. Stock Option Program (Incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company for the quarter ended December 31, 1997)
10.10	ACE US Holdings, Inc. Credit Sensitive Senior Notes due 2008 Indenture dated as of October 27, 1998 (Incorporated by reference to Exhibit 10.37 of Form 10-K of the Company for the year ended September 30, 1998)
10.11	Information Technology Services Agreement, dated as of June 29, 1999, among ACE INA Holdings Inc. and International Business Machines Corporation (Incorporated by reference to Exhibit 99.1 of the Form 8-K current report (Date of earliest event reported: July 2, 1999))
10.12	Senior Indenture, dated as of August 1, 1999, among ACE INA Holdings, Inc., ACE Limited and Bank One, N.A. (formerly The First National Bank of Chicago), as trustee (Incorporated by reference to Exhibit 4.5 to registration statement on Form S-1 of the Company (No. 333-78841))
10.12.1	Indenture, dated as of November 30, 1999, among ACE INA Holdings, Inc. and Bank One Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 10.38 to Form 10-K of the Company for the year ended December 31, 1999)
10.12.2	Supplemental Indenture No. 1, dated as of December 6, 1999, among ACE INA Holdings, Inc. and Bank One Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 10.39 to Form 10-K of the Company for the year ended December 31, 1999)
10.12.3	Indenture, dated as of December 1, 1999, among ACE INA Holdings, Inc., ACE Limited and Bank One Trust Company, National Association (Incorporated by reference to Exhibit 10.41 to Form 10-K of the Company for the year ended December 31, 1999)
10.13*	ACE Limited 1999 Replacement Long Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Company for the quarter ended September 30, 1999)

Exhibit No.	Description

10.14	Amended and Restated Trust Agreement, dated December 20, 1999, among ACE INA Holdings, Inc., Bank One Trust Company, National Association, as property trustee, Bank One Delaware Inc., as Delaware trustee and the administrative trustees named therein (Incorporated by reference to Exhibit 10.40 to Form 10-K of the Company for the year ended December 31, 1999)
10.14.1	Common Securities Guarantee Agreement, dated as of December 20, 1999 (Incorporated by reference to Exhibit 10.42 to Form 10-K of the Company for the year ended December 31, 1999)
10.14.2	Preferred Securities Guarantee Agreement, dated as of December 20, 1999 (Incorporated by reference to Exhibit 10.43 to Form 10-K of the Company for the year ended December 31, 1999)
10.15*	Consulting Agreement dated as of January 1, 2000, between Kramer Capital Corp. and the Company (Incorporated by reference to Exhibit 10.46 to Form 10-K of the Company for the year ended December 31, 1999)
10.16*	Promissory note from Dominic Frederico (Incorporated by reference to Exhibit 10.47 to Form 10-K of the Company for the year ended December 31, 1999)
10.17	$75 million Credit Facility (subsequently amended to $100 million) between Capital Re Company, various banks and Deutsche Bank AG, as Agent (Incorporated by reference to Exhibit 4.09 to the Annual Report on Form 10-K for Capital Re Corporation for the fiscal year ended December 31, 1994 (Comm. File No. 1-10995))
10.17.1	Amendment dated as of January 27, 1998, to $100 Million Credit Facility between Capital Reinsurance Company, various banks and Deutsche Bank AG, as Agent (Incorporated by reference to Exhibit 4.11 to Form 10-K for the year ended December 31, 1997 for Capital Re Corporation (Comm. File No. 1-10995))
10.17.2	Amendment dated as of March 22, 1999, to $100 Million Credit Facility between Capital Reinsurance Company, various banks and Deutsche Bank AG, as Agent (Incorporated by reference to Exhibit 4.11 to Form 10-K for the year ended December 31, 1998 for Capital Re Corporation (Comm. File No. 1-10995))
10.17.3	Amended and restated credit agreement dated as of November 15, 2001 increasing to $150 million, Credit Facility between ACE Guaranty Re. Inc., various banks and Deutsche Bang AG, as Agent.
10.17.4	Amendment dated as of December 20, 2002, to $150 million Credit Facility (amended to $175 million) between ACE Guaranty Corp., various banks and Deutsche Bank AG, as Agent.
10.17.5	Amendment dated as of December 16, 2003, to $175 million Credit Facility between ACE Guaranty Corp., various banks and Deutsche Bank AG, as Agent.
10.18*	ACE Limited 1999 Replacement Stock Plan (Incorporated by reference to Exhibit 10.54 to Form 10-K of the Company for the year ended December 31, 1999)
10.19*	ACE USA Officer Deferred Compensation Plan (as amended through January 1, 2000) (Incorporated by reference to Exhibit 10.5 to Form 10-Q of the Company for the quarter ended March 31, 2000)
10.20*	ACE USA Supplemental Employee Retirement Savings Plan (Incorporated by reference to Exhibit 10.6 to Form 10-Q of the Company for the quarter ended March 31, 2000)
10.21	Amended and Restated Five Year Credit Agreement among ACE Limited, ACE Bermuda Insurance Company Ltd., ACE INA Holdings, Inc. and ACE Financial Services, Inc., Mellon Bank, N.A., Bank of America, N.A. and The Chase Manhattan Bank, dated May 8, 2000 (Incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company for the quarter ended June 30, 2000)
10.21.1	The First Amendment which amends the Amended and Restated Five Year Credit Agreement dated as of May 8, 2000, among ACE Limited, ACE Bermuda Insurance Ltd., ACE Tempest Reinsurance Ltd. (formerly known as Tempest Reinsurance Company Limited), ACE INA Holdings Inc. and ACE Financial Services Inc., various financial institutions and Morgan Guaranty Trust Company of New York, as administrative agent, dated as of October 23, 2000 (Incorporated by reference to Exhibit 10.4 to Form 10-Q of the Company for the quarter ended September 30, 2000)
10.21.2	Second Amendment dated as of October 23, 2001, amending the Amended and Restated Five Year Credit Agreement dated as of May 8, 2000, and as amended as of October 23, 2000 among ACE Limited, certain subsidiaries, various lenders and Morgan Guaranty Trust Company of New York. (Incorporated by reference to Exhibit 10.4 to Form 10-Q of the Company for the quarter ended September 30, 2001)
10.21.3	Third Amendment dated as of April 5, 2002, amending the Amended and Restated Five Year Credit Agreement dated as of May 8, 2000, and as amended October 23, 2000 among ACE Limited, certain subsidiaries, various lenders and JP Morgan Chase Bank (formerly known as Morgan Guaranty Trust Company of New York). (Incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company for the quarter ended June 30, 2002)
10.21.4	Fourth Amendment dated as of April 4, 2003, amending the Amended and Restated Five Year Credit Agreement dated as of May 8, 2000, and as amended October 23, 2000, October 23, 2001 and April 5, 2002, among ACE Limited, certain subsidiaries, various lenders and JP Morgan Chase Bank (formerly known as Morgan Guaranty Trust Company of New York) (Incorporated by reference to Exhibit 10.3 to Form 10-Q of the Company for the quarter ended March 31, 2003)

Exhibit No.	Description

10.22	Amended and Restated 364-Day Credit Agreement among ACE Limited, ACE Bermuda Insurance Ltd., ACE Tempest Reinsurance Ltd. (formerly known as Tempest Reinsurance Company Limited), ACE INA Holdings Inc., ACE Guaranty Re Inc., Bank of America, N.A., The Chase Manhattan Bank and Morgan Guaranty Trust Company of New York dated May 8, 2000 (Incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company for the quarter ended June 30, 2000)
10.22.1	The First Amendment which amends the Amended and Restated 364-Day Credit Agreement dated as of May 8, 2000, among ACE Limited, ACE Bermuda Insurance Ltd., ACE Tempest Reinsurance Ltd. ( formerly known as Tempest Reinsurance Company Limited), ACE INA Holdings Inc., ACE Guaranty Re Inc., various financial institutions and Morgan Guaranty Trust Company of New York (“MGT”), as administrative agent, dated as of October 23, 2000 (Incorporated by reference to Exhibit 10.5 to Form 10-Q of the Company for the quarter ended September 30, 2000)
10.22.2	Amended and Restated Credit Agreement dated as of April 6, 2001 among ACE Limited, ACE Bermuda Insurance Ltd., ACE Tempest Reinsurance Ltd., ACE INA Holdings Inc. and ACE Guaranty Re Inc., certain lenders, JP Morgan, a division of Chase Securities, Inc., as Lead Arranger and Bookrunner, Bank of America, N.A., Barclays Bank plc and Fleet National Bank, as Co-Syndication Agents and Morgan Guaranty Company of New York, as Administrative Agent. (Incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company for the quarter ended March 31, 2001)
10.22.3	Second Amendment dated as of October 23, 2001, amending the Amended and Restated 364-day Credit Agreement dated as of May 8, 2000, as amended as of October 23, 2000 and amended and restated as of April 6, 2001, among ACE Limited, certain subsidiaries, various lenders and Morgan Guaranty Trust Company of New York. (Incorporated by reference to Exhibit 10.3 to Form 10-Q of the Company for the quarter ended September 30, 2001)
10.22.4	Second Amendment and Restatement dated as of April 5, 2002, amending the credit agreement dated as of May 8, 2000, among ACE Limited, certain subsidiaries, various lenders and J.P. Morgan Securities Inc. (Incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company for the quarter ended June 30, 2002)
10.22.5	Third Amendment and Restatement dated as of April 4, 2003, amending the credit agreement dated May 8, 2000, and as amended April 5, 2002, among ACE Limited, certain subsidiaries, various lenders and JP Morgan Securities Inc. (Incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company for the quarter ended March 31, 2003)
10.23	Amendment and Restatement Agreement relating to a Letter of Credit Facility Agreement dated November 17, 2000 among ACE Limited, ACE Bermuda Insurance Ltd., Citibank, N.A., as arranger, Barclays Bank plc and ING Barings, as co-arrangers and Citibank International plc, as agent (Incorporated by reference to Exhibit 10.61 to Form 10-K of the Company for the year ended December 31, 2000)
10.23.1	Second Amendment and Restatement dated as of November 21, 2001, amending and restating a letter of credit facility agreement dated as of November 19, 1999, and amended November 17, 2000, (and further amended as of October 23, 2001) among ACE Limited, ACE Bermuda Insurance Ltd., Citibank, N.A. as arranger, Barclays Bank plc and ING Barings, as co-arrangers, and Citibank International plc, as agent and trustee and certain financial institutions (Incorporated by reference to Exhibit 10.62 to Form 10-K of the Company for the year ended December 31, 2001)
10.23.2	Third Amendment and Restatement dated as of November 19, 2002, amending and restating a letter of credit facility agreement dated as of November 19, 1999, and amended November 17, 2000, (and further amended as of October 23, 2001, and November 21, 2001) among ACE Limited, ACE Bermuda Insurance Ltd., Citibank, N.A. and Barclays Capital as lead arrangers and ING Bank, as co-arranger, and Citibank International plc, as agent and security trustee and certain financial institutions (Incorporated by reference to Exhibit 10.63 to Form 10-K of the Company for the year ended December 31, 2002)
10.23.4	Fourth Amendment and Restatement dated as of November 14, 2003 amending the Third Amendment and Restatement dated as of November 19, 2002, amending and restating a letter of credit facility agreement dated as of November 19, 1999, and amended November 17, 2000, (and further amended as of October 23, 2001, and November 21, 2001) among ACE Limited, ACE Bermuda Insurance Ltd., Citibank, N.A. and Barclays Capital as lead arrangers and ING Bank, as co-arranger, and Citibank International plc, as agent and security trustee and certain financial institutions.
10.24*	Promissory Note dated January 9, 2001 from Dominic J. Frederico (Incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company for the quarter ended March 31, 2001)
10.25*	ACE Limited 1998 Long-Term Incentive Plan (as amended through the Second Amendment) (Incorporated by reference to Exhibit 10.3 to Form 10-Q of the Company for the quarter ended March 31, 2001)
10.26*	The Compromise Agreement dated May 16, 2001 between ACE and John Charman (Incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company for the quarter ended June 30, 2001)
10.27*	The ACE Limited 1995 Long Term Incentive Plan (as amended through the Second Amendment) (Incorporated by reference to Exhibit 10.3 to Form 10-Q of the Company for the quarter ended June 30, 2001)

Exhibit No.	Description

10.28*	ACE Limited Supplemental Retirement Plan (as amended and restated effective July 1, 2001) (Incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company for the quarter ended September 30, 2001)
10.29	Amended and Restated Rights Agreement between ACE Limited and Mellon Investor Services LLC, Rights Agent, dated as of December 20, 2001 (Incorporated by reference to Exhibit 10.59 to Form 10-K of the Company for the year ended December 31, 2001)
10.30*	First Amendment to ACE Ltd. Elective Deferred Compensation Plan, effective as of January 1, 2001 (Incorporated by reference to Exhibit 10.60 to Form 10-K of the Company for the year ended December 31, 2001)
10.31*	ACE Limited Employee Retirement Plan, as amended and restated effective July 1, 2001 and further amended through December 28, 2001 (Incorporated by reference to Exhibit 10.61 to Form 10-K of the Company for the year ended December 31, 2001)
10.32	Reimbursement agreement for $500,000,000 Letter of Credit Facility dated as of September 30, 2002, among ACE Limited, certain subsidiaries, various lenders and Wachovia Securities, Inc. (Incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company for the quarter ended September 30, 2002)
10.32.1	Reimbursement agreement for $500,000,000 Letter of Credit Facility dated as of September 25, 2003, among ACE Limited, certain subsidiaries, various lenders and Wachovia Securities, Inc. (Incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company for the quarter ended September 30, 2003)
10.33	Reimbursement agreement for $350,000,000 Secured Letter of Credit Facility dated as of September 30, 2002, by ACE Limited, certain subsidiaries, various lenders and Wachovia Securities Inc. (Incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company for the quarter ended September 30, 2002)
10.33.1	Reimbursement agreement for $500,000,000 Secured Letter of Credit Facility dated as of September 25, 2003, among ACE Limited, certain subsidiaries, various lenders and Wachovia Securities, Inc. (Incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company for the quarter ended September 30, 2003)
10.34	Credit agreement dated May 30, 2002, by and among ACE Guaranty Re Inc., certain lenders, and ABN AMRO BANK N.V., in its capacity as administrative and sole bookrunner, and Commerzbank AG, New York and Grand Cayman Branches, Fleet National Bank and Westdeutsche Landesbank Girozentrale, New York Branch, as Co-Documentation Agents (Incorporated by reference to Exhibit 10.61 to Form 10-K of the Company for the year ended December 31, 2002)
10.34.1	Continuing Agreement of Guaranty, dated as of May 30, 2002, given by ACE Limited, in favor of ABN AMRO Bank N.V., as agent for certain banks, in connection with that Credit Agreement, dated as of May 31, 2002, by and among ACE Guaranty Re Inc., certain banks, ABN AMRO Bank N.V., as agent, and Commerzbank AG, New York and Grand Cayman Branches, Fleet National Bank and Westdeutsche Landesbank Girozentrale, New York Branch, as Co-Documentation Agents (Incorporated by reference to Exhibit 10.62 to Form 10-K of the Company for the year ended December 31, 2002)
10.34.2	Credit agreement dated May 22, 2003 by and among ACE Guaranty Corp., ACE Guaranty (UK) Ltd., certain lenders, ABN AMRO BANK N.V., in its capacity as administrative agent and ABN AMRO INCORPORATED as syndication agent, lead arranger and book runner. (Incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company for the quarter ended June 30, 2003)
10.35*	Employment Terms dated October 29, 2001, between ACE Limited and Evan Greenberg (Incorporated by reference to Exhibit 10.64 to Form 10-K of the Company for the year ended December 31, 2002)
10.36*	Employment Terms dated November 2, 2001, between ACE Limited and Philip V. Bancroft (Incorporated by reference to Exhibit 10.65 to Form 10-K of the Company for the year ended December 31, 2002)
10.37*	The ACE Limited 1995 Outside Directors Plan (As amended through the seventh amendment) (Incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company for the quarter ended June 30, 2003)
10.38	Ratio of earnings to fixed charges and preferred share dividends calculation
14.1	Code of Conduct
21.1	Subsidiaries of the Company
23.1	Consent of PricewaterhouseCoopers LLP
31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

* Management Contract or Compensation Plan

(b) Reports on Form 8-K

The Company filed a Form 8-K current report (date of earliest event reported: February 4, 2004) pertaining to ACE Limited’s press release reporting its fourth quarter 2003 results and the availability of its fourth quarter financial supplement.

The Company filed a Form 8-K current report (date of earliest event reported: March 5, 2004) pertaining to ACE Limited’s press release reporting a subsequent event resulting in a 2003 realized gain.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACE Limited
By:	/S/ PHILIP V. BANCROFT
Philip V. Bancroft Chief Financial Officer

March 11, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ BRIAN DUPERREAULT Brian Duperreault	Chairman, Chief Executive Officer; Director	March 11, 2004

/S/ PHILIP V. BANCROFT Philip V. Bancroft	Chief Financial Officer (Principal Financial Officer)	March 11, 2004

/S/ PAUL B. MEDINI Paul B. Medini	Chief Accounting Officer (Principal Accounting Officer)	March 11, 2004

/S/ DONALD KRAMER Donald Kramer	Vice Chairman; Director	March 11, 2004

/S/ EVAN G. GREENBERG Evan G. Greenberg	President, Chief Operating Officer; Director	March 11, 2004

/S/ DOMINIC J. FREDERICO Dominic J. Frederico	Vice Chairman; Director	March 11, 2004

/S/ MICHAEL G. ATIEH Michael G. Atieh	Director	March 11, 2004

/S/ BRUCE L. CROCKETT Bruce L. Crockett	Director	March 11, 2004

/S/ ROBERT M. HERNANDEZ Robert M. Hernandez	Director	March 11, 2004

/S/ JOHN A. KROL John A. Krol	Director	March 11, 2004

Signature	Title	Date

/S/ PETER MENIKOFF Peter Menikoff	Director	March 11, 2004

/S/ THOMAS J. NEFF Thomas J. Neff	Director	March 11, 2004

/S/ ROBERT RIPP Robert Ripp	Director	March 11, 2004

/S/ WALTER A. SCOTT Walter A. Scott	Director	March 11, 2004

/S/ DERMOT F. SMURFIT Dermot F. Smurfit	Director	March 11, 2004

/S/ ROBERT W. STALEY Robert W. Staley	Director	March 11, 2004

/S/ GARY M. STUART Gary M. Stuart	Director	March 11, 2004

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

ACE Limited

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL STATEMENTS

Management is responsible for the preparation, integrity and objectivity of the consolidated financial statements and other financial information presented in this annual report. The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States, applying certain estimates and judgments as required.

The Company’s internal controls are designed to provide reasonable assurance as to the integrity and reliability of the financial statements and to adequately safeguard, verify and maintain accountability of assets. Such controls are based on established policies and procedures and are implemented by trained, skilled personnel with an appropriate segregation of duties. The Company’s Internal Audit Department performs independent audits on the Company’s internal controls. The Company’s policies and procedures prescribe that the Company and all its employees are to maintain the highest ethical standards and that its business practices are to be conducted in a manner which is above reproach.

PricewaterhouseCoopers LLP, independent auditors, are retained to audit the Company’s financial statements. Their accompanying report is based on audits conducted in accordance with auditing standards generally accepted in the United States, which includes the consideration of the Company’s internal controls to establish a basis for reliance thereon in determining the nature, timing and extent of audit tests to be applied.

The Board of Directors exercises its responsibility for these financial statements through its Audit Committee, which consists entirely of independent, non-management Board members. The Audit Committee meets periodically with the independent auditors, both privately and with management present, to review accounting, auditing, internal controls and financial reporting matters.

/S/ BRIAN DUPERREAULT	/S/ PHILIP V. BANCROFT

Brian Duperreault Chairman and Chief Executive Officer	Philip V. Bancroft Chief Financial Officer

REPORT  OF  INDEPENDENT  AUDITORS

To The Board of Directors and Shareholders of ACE Limited

In our opinion, the consolidated financial statements listed in the index appearing under item 15 (a) (1) present fairly, in all material respects, the financial position of ACE Limited and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the appendix appearing under item 15 (a) (2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for goodwill and derivatives in 2002 and 2001, respectively.

/S/    PRICEWATERHOUSECOOPERS LLP

New York, New York

February 25, 2004

CONSOLIDATED  BALANCE  SHEETS

ACE Limited and Subsidiaries

December 31, 2003 and 2002 (in thousands of U.S. dollars, except share and per share data)	2003	2002

Assets
Investments and cash
Fixed maturities, at fair value
(amortized cost – $18,006,405 and $13,790,742)	$18,645,267	$14,419,741
Equity securities, at fair value (cost – $401,237 and $442,266)	543,811	411,031
Securities on loan, at fair value (amortized cost/cost – $650,160 and $285,569)	684,629	292,973
Short-term investments, at fair value	2,927,407	2,269,910
Other investments (cost – $602,176 and $621,715)	645,085	652,048
Cash	561,650	663,355

Total investments and cash	24,007,849	18,709,058
Accrued investment income	258,379	216,941
Insurance and reinsurance balances receivable	2,836,616	2,653,990
Accounts and notes receivable	191,519	250,956
Reinsurance recoverable	14,080,716	13,991,453
Deferred policy acquisition costs	1,004,753	831,580
Prepaid reinsurance premiums	1,372,568	1,721,267
Funds withheld	255,587	300,106
Value of reinsurance business assumed	346,365	367,275
Goodwill	2,710,830	2,716,860
Deferred tax assets	1,089,805	1,287,983
Other assets	1,397,806	906,487

Total assets	$49,552,793	$43,953,956

Liabilities
Unpaid losses and loss expenses	$27,154,838	$24,315,182
Unearned premiums	6,050,788	5,585,524
Future policy benefits for life and annuity contracts	491,837	442,264
Funds withheld	208,728	214,535
Insurance and reinsurance balances payable	1,902,622	1,870,264
Deposit liabilities	212,335	139,410
Securities lending collateral	698,587	301,016
Payable for securities purchased	369,105	503,019
Accounts payable, accrued expenses and other liabilities	1,206,046	1,465,405
Dividends payable	53,182	47,724
Short-term debt	545,727	145,940
Long-term debt	1,349,202	1,748,937
Trust preferred securities	475,000	475,000

Total liabilities	40,717,997	37,254,220

Commitments and contingencies Mezzanine equity	–	311,050

Shareholders’ equity
Preferred Shares ($1.00 par value, 2,300,000 shares authorized, issued and outstanding)	2,300	–
Ordinary Shares ($0.041666667 par value, 500,000,000 shares authorized; 279,897,193 and 262,679,356 shares issued and outstanding)	11,662	10,945
Additional paid-in capital	4,765,355	3,781,112
Unearned stock grant compensation	(44,912)	(42,576)
Retained earnings	3,380,619	2,199,313
Deferred compensation obligation	16,687	18,631
Accumulated other comprehensive income	719,772	439,892
Ordinary Shares issued to employee trust	(16,687)	(18,631)

Total shareholders’ equity	8,834,796	6,388,686

Total liabilities, mezzanine equity and shareholders’ equity	$49,552,793	$43,953,956

See accompanying notes to consolidated financial statements

CONSOLIDATED  STATEMENTS  OF  OPERATIONS

ACE Limited and Subsidiaries

For the years ended December 31, 2003, 2002 and 2001 (in thousands of U.S. dollars, except per share data)	2003	2002	2001

Revenues
Gross premiums written	$14,636,917	$12,818,971	$10,165,362
Reinsurance premiums ceded	(4,421,909)	(4,750,673)	(3,801,748)

Net premiums written	10,215,008	8,068,298	6,363,614
Change in unearned premiums	(612,625)	(1,237,794)	(446,437)

Net premiums earned	9,602,383	6,830,504	5,917,177
Net investment income	862,341	802,141	785,869
Other income (expense)	(27,262)	(20,552)	452
Net realized gains (losses)	252,280	(489,089)	(58,359)

Total revenues	10,689,742	7,123,004	6,645,139

Expenses
Losses and loss expenses	6,117,402	4,906,510	4,552,456
Life and annuity benefits	181,077	158,118	401,229
Policy acquisition costs	1,356,938	960,688	784,664
Administrative expenses	1,161,071	943,333	830,455
Interest expense	177,425	193,494	199,182
Amortization of goodwill	–	–	79,571

Total expenses	8,993,913	7,162,143	6,847,557

Income (loss) before income tax and cumulative effect of adopting a new accounting standard	1,695,829	(39,139)	(202,418)
Income tax expense (benefit)	278,347	(115,688)	(78,674)

Net income (loss) before cumulative effect of adopting a new accounting standard	1,417,482	76,549	(123,744)
Cumulative effect of adopting a new accounting standard (net of income tax)	–	–	(22,670)

Net income (loss)	$1,417,482	$76,549	$(146,414)

Basic earnings (loss) per share before cumulative effect of adopting a new accounting standard	$5.10	$0.19	$(0.64)

Basic earnings (loss) per share	$5.10	$0.19	$(0.74)

Diluted earnings (loss) per share before cumulative effect of adopting a new accounting standard	$5.01	$0.19	$(0.64)

Diluted earnings (loss) per share	$5.01	$0.19	$(0.74)

See accompanying notes to consolidated financial statements

CONSOLIDATED  STATEMENTS  OF  SHAREHOLDERS’  EQUITY

ACE Limited and Subsidiaries

For the years ended December 31, 2003, 2002 and 2001 (in thousands of U.S. dollars)	2003	2002	2001

Preferred Shares
Balance – beginning of year	$–	$–	$–
Shares issued	2,300	–	–

Balance – end of year	2,300	–	–

Ordinary Shares
Balance – beginning of year	10,945	10,828	9,681
Shares issued	563	37	1,380
Exercise of stock options	175	93	69
Issued under Employee Stock Purchase Plan (ESPP)	12	10	9
Cancellation of Shares	(33)	(23)	(29)
Repurchase of Shares	–	–	(282)

Balance – end of year	11,662	10,945	10,828

Additional paid-in capital
Balance – beginning of year	3,781,112	3,710,698	2,637,085
Ordinary Shares issued	48,095	37,503	1,135,328
Exercise of stock options	61,922	44,469	32,597
Ordinary Shares issued under ESPP	7,341	7,462	6,065
Cancellation of Ordinary Shares	(27,397)	(19,020)	(22,698)
Preferred shares issued, net	554,387	–	–
Conversion of Mezzanine equity, net	310,465	–	–
Tax benefit on employee stock options	29,430	–	–
Equity offering expenses	–	–	(830)
Repurchase of Ordinary Shares	–	–	(76,849)

Balance – end of year	4,765,355	3,781,112	3,710,698

Unearned stock grant compensation
Balance – beginning of year	(42,576)	(37,994)	(29,642)
Stock grants awarded	(47,575)	(40,699)	(22,559)
Stock grants forfeited	4,710	7,370	4,533
Amortization	40,529	28,747	9,674

Balance – end of year	(44,912)	(42,576)	(37,994)

Retained earnings
Balance – beginning of year	2,199,313	2,321,576	2,733,633
Net income (loss)	1,417,482	76,549	(146,414)
Dividends declared on Ordinary Shares	(203,853)	(173,150)	(137,734)
Dividends declared on Mezzanine equity	(9,773)	(25,662)	(25,594)
Dividends declared on Preferred Shares	(22,550)	–	–
Repurchase of Ordinary Shares	–	–	(102,315)

Balance – end of year	3,380,619	2,199,313	2,321,576

Deferred compensation obligation
Balance – beginning of year	18,631	16,497	14,597
(Decrease) increase to obligation	(1,944)	2,134	1,900

Balance – end of year	$16,687	$18,631	$16,497

See accompanying notes to consolidated financial statements

CONSOLIDATED  STATEMENTS  OF  SHAREHOLDERS’  EQUITY  (continued)

ACE Limited and Subsidiaries

For the years ended December 31, 2003, 2002 and 2001 (in thousands of U.S. dollars)	2003	2002	2001

Accumulated other comprehensive income
Net unrealized appreciation (depreciation) on investments
Balance – beginning of year	$476,411	$136,916	$102,335
Change in year, net of income tax	207,856	339,495	34,581

Balance – end of year	684,267	476,411	136,916

Minimum pension liability
Balance – beginning of year	–	–	–
Change in year, net of income tax	(35,684)	–	–

Balance – end of year	(35,684)	–	–

Cumulative translation adjustments
Balance – beginning of year	(36,519)	(35,317)	(32,881)
Net adjustment for year, net of income tax	107,708	(1,202)	(2,436)

Balance – end of year	71,189	(36,519)	(35,317)

	719,772	439,892	101,599

Ordinary Shares issued to employee trust
Balance – beginning of year	(18,631)	(16,497)	(14,597)
Decrease (increase) in Ordinary Shares	1,944	(2,134)	(1,900)

Balance – end of year	(16,687)	(18,631)	(16,497)

Total shareholders’ equity	$8,834,796	$6,388,686	$6,106,707

See accompanying notes to consolidated financial statements

CONSOLIDATED  STATEMENTS  OF  COMPREHENSIVE  INCOME  (LOSS)

ACE Limited and Subsidiaries

For the years ended December 31, 2003, 2002 and 2001 (in thousands of U.S. dollars)	2003	2002	2001

Net income (loss) Other comprehensive income (loss)	$1,417,482	$76,549	$(146,414)
Net unrealized appreciation (depreciation) on investments Unrealized appreciation on investments	304,267	357,963	65,168
Reclassification adjustment for net realized (gains) losses included in net income	(80,954)	98,318	(16,303)

	223,313	456,281	48,865
Cumulative translation adjustments	144,160	(348)	(6,646)
Minimum pension liability	(54,382)	–	–

Other comprehensive income, before income tax	313,091	455,933	42,219
Income tax expense related to other comprehensive income items	(33,211)	(117,640)	(10,074)

Other comprehensive income	279,880	338,293	32,145

Comprehensive income (loss)	$1,697,362	$414,842	$(114,269)

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

ACE Limited and Subsidiaries

For the years ended December 31, 2003, 2002 and 2001 (in thousands of U.S. dollars)	2003	2002	2001

Cash flows from operating activities
Net income (loss)	$1,417,482	$76,549	$(146,414)
Adjustments to reconcile net income (loss) to net cash flow from (used for) operating activities:
Net realized (gains) losses	(252,280)	489,089	58,359
Amortization of premium/discounts on fixed maturities	91,580	40,230	(2,019)
Deferred income taxes	206,050	(145,120)	(118,058)
Unpaid losses and loss expenses	2,612,371	3,527,010	3,369,489
Unearned premiums	316,064	1,700,493	771,039
Future policy benefits for life and annuity contracts	49,573	59,534	382,730
Insurance and reinsurance balances payable	(146,842)	582,254	110,809
Accounts payable, accrued expenses and other liabilities	(201,625)	11,841	117,590
Insurance and reinsurance balances receivable	(29,829)	(242,249)	(449,585)
Reinsurance recoverable	(89,263)	(2,593,007)	(2,403,506)
Deferred policy acquisition costs	(133,301)	(142,888)	(112,714)
Prepaid reinsurance premiums	351,107	(498,472)	(365,050)
Funds withheld, net	45,308	(88,868)	33,061
Value of reinsurance business assumed	191,330	(273,965)	(18,542)
Other	(203,159)	(77,443)	23,575
Amortization of goodwill	–	–	79,571
Cumulative effect of adopting a new accounting standard	–	–	22,670

Net cash flows from operating activities	4,224,566	2,424,988	1,353,005

Cash flows from investing activities
Purchases of fixed maturities	(20,495,301)	(17,949,823)	(16,847,920)
Purchases of equity securities	(164,374)	(218,852)	(210,936)
Sales of fixed maturities	15,622,186	15,948,421	14,733,578
Sales of equity securities	189,819	163,024	204,842
Maturities of fixed maturities	127,532	284,899	44,929
Net realized gains (losses) on investment derivatives	34,164	(105,429)	(21,976)
Other	(35,503)	(118,223)	(89,115)
Settlement of an acquisition-related lawsuit	–	54,380	–

Net cash flows used for investing activities	(4,721,477)	(1,941,603)	(2,186,598)

Cash flows from financing activities
Dividends paid on Ordinary Shares	(198,395)	(167,470)	(128,745)
Dividends paid on Mezzanine equity	(9,773)	(25,662)	(25,666)
Dividends paid on Preferred Shares	(22,550)	–	–
Net proceeds from issuance of Preferred Shares	556,687	–	–
Net proceeds from (repayment of) short-term debt	(213)	(349,468)	56,144
Proceeds from exercise of options for Ordinary Shares	62,097	44,562	32,666
Proceeds from Ordinary Shares issued under ESPP	7,353	7,472	6,074
Net proceeds from long-term debt	–	399,155	–
Net proceeds from (repayment of) trust preferred securities	–	(400,000)	–
Repurchase of Ordinary Shares	–	–	(179,446)
Net proceeds from issuance of Ordinary Shares	–	–	1,135,878

Net cash flows from (used for) financing activities	395,206	(491,411)	896,905

Net increase (decrease) in cash	(101,705)	(8,026)	63,312
Cash – beginning of year	663,355	671,381	608,069

Cash – end of year	$561,650	$663,355	$671,381

Supplemental cash flow information
Taxes paid	$42,030	$2,123	$28,513
Interest paid	$175,943	$196,032	$199,445

See accompanying notes to consolidated financial statements

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

ACE Limited and Subsidiaries

1. General

ACE Limited (ACE or the Company) is a holding company incorporated with limited liability under the Cayman Islands Companies Law and maintains its business office in Bermuda. The Company, through its various subsidiaries, provides a broad range of insurance and reinsurance products to insureds worldwide. ACE operates through four reporting segments: Insurance – North American, Insurance – Overseas General, Global Reinsurance and Financial Services. These segments are described in Note 17.

On March 8, 2004, Assured Guaranty Ltd. (Assured Guaranty), formerly AGC Holdings, filed an amendment to the registration statement filed with the SEC on December 23, 2003 on Form S-1 for an initial public offering (IPO). Assured Guaranty is a wholly owned subsidiary of ACE Limited. Upon completion of the IPO, Assured Guaranty will be the holding company for the operating units, now known as ACE Guaranty Corp. and ACE Capital Re International. These two units form part of the Financial Services segment. The Company expects to retain as much as 25-35 percent of its interest in Assured Guaranty depending on market conditions.

2. Significant accounting policies

a) Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain items in the prior year financial statements have been reclassified to conform with the current year presentation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company’s principal estimates include;

• unpaid losses and loss expense reserves, including asbestos reserves;

• reinsurance recoverable, including the bad debt provision;

• impairments to the carrying value of the investment portfolio;

• the valuation of our deferred tax assets;

• the fair value of certain derivatives; and

• the valuation of goodwill.

While the amounts included in the consolidated financial statements reflect our best estimates and assumptions, these amounts could ultimately be materially different from the amounts currently provided for in the consolidated financial statements.

b) Premiums

Premiums are generally recognized as written upon inception of the policy. For multi-year policies written which are payable in annual installments, due to the ability of the insured/reinsured to commute or cancel coverage within the term of the policy, only the annual premium is included as written at policy inception. The remaining annual premiums are included as written at each successive anniversary date within the multi-year term.

Reinsurance premiums from traditional life and annuity policies with life contingencies are generally recognized as revenue when due from policyholders. Traditional life policies include those contracts with fixed and guaranteed premiums and benefits. Benefits and expenses are matched with such income to result in the recognition of profit over the life of the contracts.

Premiums written are primarily earned on a pro rata basis over the terms of the policies to which they relate. Accordingly, unearned premiums represent the portion of premiums written which is applicable to the unexpired portion of the policies in force. Premium estimates for retrospectively rated policies are recognized within the periods in which the related losses are incurred.

Financial guaranty premiums are received either upfront or in installments. Upfront premiums are earned in proportion to the expiration of the amount at risk. Installment premiums are earned over each installment period, generally one year or less. For insured bonds for which the par value outstanding is declining during the insurance period, upfront premium earnings are greater in the earlier periods thus matching revenue recognition with the underlying risk. The premiums are allocated in accordance with the principal amortization schedule of the related bond issue and are earned ratably over the amortization period. When an insured issue is retired early, is called by the issuer or is in substance paid in advance through a refunding accomplished by placing U.S. Government securities in escrow, the

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

remaining unearned premium reserve is earned at that time. Unearned premium reserve represents the portion of premiums written that is applicable to the unexpired amount at risk of insured bonds.

The Company underwrites retroactive loss portfolio transfer (LPT) contracts. These contracts are evaluated to determine whether they meet the established criteria for reinsurance accounting, and, if so, are recorded in the statement of operations when written and generally result in large one-time written and earned premiums with comparable incurred losses. The contracts can cause significant variances in gross premiums written, net premiums written, net premiums earned, and net incurred losses in the years in which they are written. Contracts not meeting the established criteria for reinsurance accounting are recorded using the deposit method. There were no LPT contracts recorded using the deposit method in 2002 and one contract in 2003.

Reinsurance premiums assumed are based on information provided by ceding companies supplemented by the Company’s own estimates of premium for which ceding company reports have not yet been received. The information used in establishing these estimates is reviewed and subsequent adjustments are recorded in the period in which they are determined. These premiums are earned over the terms of the related reinsurance contracts.

c) Policy acquisition costs

Policy acquisition costs consist of commissions, premium taxes, underwriting and other costs that vary with, and are primarily related to, the production of premium. Acquisition costs are deferred and amortized over the period in which the related premiums are earned, or for annuities over the pattern of estimated gross profit. Deferred policy acquisition costs are reviewed to determine if they are recoverable from future income, including investment income. If such costs are estimated to be unrecoverable, they are expensed.

d) Reinsurance

In the ordinary course of business, the Company’s insurance subsidiaries assume and cede reinsurance with other insurance companies. These agreements provide greater diversification of business and minimize the net loss potential arising from large risks. Ceded reinsurance contracts do not relieve the Company of its obligation to its insureds.

Reinsurance recoverable includes the balances due from reinsurance companies for paid and unpaid losses and loss expenses that will be recovered from reinsurers, based on contracts in force, and are presented net of a reserve for uncollectible reinsurance that has been determined based upon a review of the financial condition of the reinsurers and other factors. The method for determining the reinsurance recoverable on unpaid losses and loss expenses involves actuarial estimates of unpaid losses and loss expenses as well as a determination of the Company’s ability to cede unpaid losses and loss expenses under its existing reinsurance contracts. The reserve for uncollectible reinsurance is based on an estimate of the amount of the reinsurance recoverable balance that the Company will ultimately be unable to recover due to reinsurer insolvency, a contractual dispute or some other reason. The valuation of this reserve includes several judgments including certain aspects of the allocation of reinsurance recoverable on incurred but not reported claims by reinsurer, default probabilities of reinsurers, expected due dates of cash recoveries, and anticipated recoveries from insolvent reinsurers. The methods used to determine the reinsurance recoverable balance, and related bad debt provision, are continually reviewed and updated and any resulting adjustments are reflected in earnings in the period identified.

Prepaid reinsurance premiums represent the portion of premiums ceded to reinsurers applicable to the unexpired terms of the reinsurance contracts in force.

e) Investments

The Company’s investments are considered to be “available for sale” under the definition included in the Financial Accounting Standard Board’s (FASB) Statement of Financial Accounting Standards (FAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. The Company’s investment portfolio is reported at fair value, being the quoted market price of these securities provided by either independent pricing services, or when such prices are not available, by reference to broker or underwriter bid indications. Short-term investments comprise securities due to mature within one year of date of issue. Short-term investments include certain cash and cash equivalents, which are part of investment portfolios under the management of external investment managers.

Other investments principally comprise direct investments, investments in investment funds and investments in limited partnerships. For direct investments that meet the requirements for equity accounting, the Company accrues its portion of the net income or loss of the investment. Other direct investments are carried at fair value. Investments in investment funds are carried at the net asset value as

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

advised by the fund. Investments in limited partnerships for which the Company has significant influence over operations are accounted for using the equity method. Limited partnerships for which the Company does not have significant influence over operations are carried at cost, which approximates fair value.

Realized gains or losses on sales of investments are determined on a first-in, first-out basis. Unrealized appreciation (depreciation) on investments is included as other comprehensive income in shareholders’ equity. The Company regularly reviews its investments for possible impairment based on: i) certain indicators of an impairment, including the amount of time a security has been in an loss position, the magnitude of the loss position, and whether the security is rated below an investment grade level; ii) the period in which cost is expected to be recovered, if at all, based on various criteria including economic conditions, credit loss experience and other issuer-specific developments; and iii) the Company’s ability and intent to hold the security to the expected recovery period. If there is a decline in a security’s net realizable value, a determination is made as to whether that decline is temporary or “other than temporary”. If it is believed that a decline in the value of a particular investment is temporary, the decline is recorded as an unrealized loss in shareholders’ equity. If it is believed that the decline is “other than temporary,” the Company writes down the carrying value of the investment and records a realized loss in the statement of operations.

The Company utilizes financial futures, options, interest rate swaps and foreign currency forward contracts for the purpose of managing certain investment portfolio exposures (see Note 7 for additional discussion of the objectives and strategies employed). These instruments are derivatives and therefore reported at fair value, generally using publicly quoted market prices, and recognized as assets or liabilities in the accompanying consolidated balance sheet with changes in market value included in net realized gains or losses in the consolidated statements of operations. Collateral held by brokers equal to a percentage of the total value of open futures contracts is included in short-term investments.

Net investment income includes interest and dividend income together with amortization of market premiums and discounts and is net of investment management and custody fees. For mortgage-backed securities, and any other holdings for which there is a prepayment risk, prepayment assumptions are evaluated and revised as necessary. Any adjustments required due to the resultant change in effective yields and maturities are recognized prospectively.

The Company engages in a securities lending program whereby certain securities from our portfolio are loaned to other institutions for short periods of time. The market value of the loaned securities is monitored on a daily basis, with additional collateral obtained or refunded as the market value of the loaned securities changes. The Company’s policy is to require fixed maturities and initial cash collateral equal to 102 percent of the fair value of the loaned securities. The Company maintains full ownership rights to the securities loaned, and continues to earn interest on them. In addition, the Company shares a portion of the interest earned on the collateral with the lending agent. The Company has an indemnification agreement with the lending agents in the event a borrower becomes insolvent or fails to return securities. The fair value of the securities on loan is reported as a separate line in total investments and cash. The securities lending collateral is included in short term investments with a corresponding liability related to the Company’s obligation to return the collateral plus interest.

Similar to securities lending arrangements, securities sold under agreements to repurchase are accounted for as collateralized investments and borrowings and are recorded at the contractual repurchase amounts plus accrued interest. Assets to be repurchased are the same, or substantially the same, as the assets transferred and the transferor, through right of substitution, maintains the right and ability to redeem the collateral on short notice.

f) Cash

Cash includes cash on hand and deposits with a maturity of three months or less at time of purchase. Cash held by external money managers is included in short-term investments.

g) Goodwill

In June 2001, FASB issued FAS No. 142, “Goodwill and Other Intangible Assets” (FAS 142). FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. FAS 142 requires goodwill in each reporting unit be tested for impairment annually. For purposes of impairment testing, goodwill recognized in the Company’s consolidated balance sheet is assigned to the applicable reporting unit of the acquired entities giving rise to the goodwill.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

h) Value of reinsurance business assumed

The value of reinsurance business assumed represents the difference between the estimated ultimate value of the liabilities assumed under retroactive reinsurance contracts, including LPTs and the consideration received under the contract. The value of reinsurance business assumed is amortized to loss and loss expenses based on the payment pattern of the losses assumed. The unamortized value is reviewed regularly to determine if it is recoverable based upon the terms of the contract, estimated losses and loss expenses and anticipated investment income. If such amounts are estimated to be unrecoverable, they are expensed in the period identified.

i) Unpaid losses and loss expenses

Property and Casualty

A liability is established for the estimated unpaid losses and loss expenses of the Company under the terms of, and with respect to, its policies and agreements. These amounts include provision for both reported claims and incurred but not reported (IBNR) claims. The methods of determining such estimates and establishing the resulting reserve are reviewed continuously and any adjustments are reflected in operations in the period in which they become known. Future developments may result in losses and loss expenses materially greater or less than the reserve provided. The Company does not discount its property and casualty loss reserves.

Included in unpaid losses and loss expenses are liabilities for asbestos, environmental and latent injury damage claims and expenses (A&E). These unpaid losses and loss adjustment expenses are principally related to claims arising from remediation costs associated with hazardous waste sites and bodily-injury claims related to asbestos products and environmental hazards. The estimation of these liabilities is particularly sensitive to the recent legal environment, including specific settlements that may be used as precedents to settle future claims.

Financial Guaranty

For the financial guaranty reinsurance and mortgage guaranty reinsurance businesses, unpaid losses and loss expenses principally consist of case reserves and portfolio reserves. Incurred but not reported reserves are generally limited to mortgage guaranty reinsurance assumed through quota share treaties, which represent a relatively small portion of these businesses. Case reserves are established when specific insured obligations are in or near default. Case reserves represent the present value of the expected future loss payments and loss expenses, net of estimated recoveries under salvage and subrogation rights, but before considering ceded reinsurance. Financial guaranty insurance and reinsurance case reserves are discounted at six percent, which is the approximate taxable equivalent yield on the related investment portfolio in all periods presented, resulting in a discount of $19.8 million and $14.9 million, respectively.

Portfolio reserves are established with respect to the portion of the Company’s business for which case reserves have not been established. Portfolio reserves are established in an amount equal to the portion of actuarially estimated ultimate losses related to premiums earned to date as a percentage of total expected premiums for that in force business. Portfolio reserves are developed considering the net par outstanding of each insured obligation, taking account of the probability of future default, the expected timing of the default and the expected recovery following default. These factors vary by type of issue (for example municiple, structured finance corporate), current credit rating and remaining term of the underlying obligation and are principally based on historical data obtained from rating agencies. Actuarially estimated ultimate losses on mortgage guaranty reinsurance are principally determined based on the historical industry loss experience, net of recoveries. During an accounting period, portfolio reserves principally increase or decrease based on changes in aggregate net amount at risk and the probability of default resulting from changes in credit quality of insured obligations, if any.

Life Reinsurance

The development of life and annuity policy reserves requires management to make estimates and assumptions regarding mortality, morbidity, lapse, expense and investment experience. Such estimates are primarily based on historical experience and information provided by ceding companies. Actual results could differ materially from these estimates.

Management monitors actual experience, and where circumstances warrant, will revise its assumptions and the related reserve estimates. These revisions are recorded in the period they are determined.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

j) Deposit liabilities

Deposit liabilities include contract holder deposit funds and reinsurance deposit liabilities. The contract holder deposit funds represent a liability for investment contracts sold that do not meet the definition of an insurance contract under FAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”. The investment contracts are sold with a guaranteed rate of return. The proceeds are then invested with the intent of realizing a greater return than is called for in the investment contracts. The reinsurance deposit liabilities represent contracts entered into by the Company with cedants which are not deemed to transfer significant underwriting and/or timing risk. They are accounted for as deposits, whereby liabilities are initially recorded at the same amount as assets received as defined under FAS No. 113 “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts”. The Company uses a portfolio rate of return of equivalent duration to the liabilities in determining risk transfer. An initial accretion rate is established based on actuarial estimates whereby the deposit liability is increased to the estimated amount payable over the term of the contract. The deposit accretion rate is the rate of return required to fund expected future payment obligations (this is equivalent to the ‘best estimates’ of future flows), which are determined actuarially based upon the nature of the underlying indemnifiable losses. Accretion of the liability is recorded as interest expense. The Company periodically reassesses the estimated ultimate liability. Any changes to this liability are reflected as an adjustment to interest expense to reflect the cumulative effect of the period the contract has been in force, and by an adjustment to the future accretion rate of the liability over the remaining estimated contract term.

k) Translation of foreign currencies

Financial statements of subsidiaries expressed in foreign currencies are translated into U.S. dollars in accordance with FAS No. 52, “Foreign Currency Translation” (FAS 52). Under FAS 52, functional currency assets and liabilities are translated into U.S. dollars generally using period end rates of exchange and the related translation adjustments are recorded as a separate component of accumulated other comprehensive income. Functional currencies are generally the currencies of the local operating environment. Statement of operations amounts expressed in functional currencies are translated using average exchange rates. Gains and losses resulting from foreign currency transactions are recorded in net realized gains (losses) in current income.

l) Income taxes

Income taxes have been provided in accordance with the provisions of FAS No. 109, “Accounting for Income Taxes”, on those operations which are subject to income taxes (see Note 14). Deferred tax assets and liabilities result from temporary differences between the amounts recorded in the consolidated financial statements and the tax basis of the Company’s assets and liabilities. Such temporary differences are primarily due to the tax basis discount on unpaid losses and loss expenses, foreign tax credits, non-deductibility of deferred policy acquisition costs and tax benefits of net operating loss carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance against deferred tax assets is recorded if it is more likely than not that all, or some portion, of the benefits related to deferred tax assets will not be realized.

m) Earnings per share

Basic earnings per share is calculated using the weighted average shares outstanding. All potentially dilutive securities including Mezzanine equity, unvested restricted stock, stock options, warrants and convertible securities are excluded from the basic earnings per share calculation. In calculating diluted earnings per share, the weighted average shares outstanding is increased to include all potentially dilutive securities. The incremental shares from assumed conversions are not included in computing diluted loss per share amounts as these shares are considered anti-dilutive. Basic and diluted earnings per share are calculated by dividing net income available to ordinary shareholders by the applicable weighted average number of shares outstanding during the year.

n) Cash flow information

Purchases and sales or maturities of short-term investments are recorded net for purposes of the statements of cash flows and are included with fixed maturities.

o) Derivatives

The Company adopted FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133) as of January 1, 2001. FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

other contracts (collectively referred to as derivatives), and for hedging activities. FAS 133 requires that an entity recognize all derivatives as either assets or liabilities on the consolidated balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value, cash flow or foreign currency hedge. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. Upon application of FAS 133, hedging relationships must be designated and documented pursuant to the provisions of this statement. The Company had no derivatives that were designated as hedges during 2003, 2002 and 2001.

The Company recorded an expense related to the cumulative effect of adopting this standard of $23 million, net of income tax of $12 million in 2001. The Company has recorded in net realized gains (losses), a pretax gain of $163 million, at December 31, 2003 and a pretax loss of $77 million at December 31, 2002, to reflect the change in the fair value of derivatives during the year. The level of gains and losses resulting from changes in the fair value of derivatives on a prospective basis is dependent upon a number of factors including changes in interest rates, credit spreads and other market factors. The Company’s involvement with derivative instruments and transactions is primarily to offer protection to others or to mitigate its own risk and is not considered speculative in nature.

The Company maintains investments in derivative instruments such as futures, options, interest rate swaps and foreign currency forward contracts for which the primary purposes are to manage duration and foreign currency exposure, yield enhancement or to obtain an exposure to a particular financial market. The Company has historically recorded the changes in market value of these instruments as realized gains (losses) in the consolidated statements of operations and, accordingly, FAS 133, as amended, did not have a significant impact on the results of operations, financial condition or liquidity as it relates to these instruments. At December 31, 2003, a liability of $21 million representing the fair value of these instruments is included in accounts payable, accrued expenses and other liabilities.

For certain products, the Company sells protection to customers as the writer of a derivative financial instrument or an insurance or reinsurance contract that meets the definition of a derivative under FAS 133. These products consist primarily of credit derivatives, indexed-based instruments and certain financial guaranty coverages. Where available, the Company uses quoted market prices to determine the fair value of these insured credit derivatives. If the quoted prices are not available, particularly for senior layer CDO’s and equity layer credit protection, the fair value is estimated using valuation models for each type of credit protection. These models may be developed by third parties, such as rating agencies, or may be developed internally based on market conventions for similar transactions, depending on the circumstances. These models and the related assumptions are continuously reevaluated by management and enhanced, as appropriate, based upon improvements in modeling techniques and availability of more timely market information. The fair value of credit derivatives reflects the estimated cost to the Company to purchase protection on its outstanding exposures and is not an estimate of expected losses incurred. Due to the inherent uncertainties of the assumptions used in the valuation models to determine the fair value of these derivative products, actual experience may differ from the estimates reflected in the consolidated financial statements, and the differences may be material. In addition to credit derivatives, the Company has entered into a few other, relatively illiquid, index-based derivative instruments that are reported at fair value. These instruments are principally linked to equity and real estate market indices. The determination of fair value for these derivatives requires considerable judgment as there is limited ability to trade the contracts since they are uniquely structured and the exposure period covers up to 30 years.

The Company records fees received from the issuance of these derivative products in gross premiums written and establishes unearned premium reserves and loss reserves for its derivative business. These loss reserves represent the Company’s best estimate of the probable losses expected under these contracts. Unrealized gains and losses on derivative financial instruments are computed as the difference between fair value and the total of the unearned premium reserve, losses and loss expense reserves, premiums receivable, prepaid reinsurance premiums and reinsurance recoverable or ceded losses. Cumulative unrealized gains and losses are reflected as assets and liabilities, respectively, in the consolidated balance sheets. Changes in unrealized gains and losses on derivative financial instruments are reflected in net realized gains (losses) in the consolidated statement of operations. Unrealized gains and losses resulting from changes in the fair value of derivatives occur because of changes in interest rates, credit spreads recovery rates, the credit ratings of the referenced entities and other market factors. In the event that the Company terminates a derivative contract prior to maturity as a result of a decision to exit a line of business or for risk management purposes, the unrealized gain or loss will be realized through premiums earned and losses incurred. The following table summarizes activities related to derivatives used to sell protection to others.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

(in thousands of U.S. dollars)	2003	2002

Balance sheets as of December 31,
Assets
Insurance balances receivable	$92,836	$193,896
Prepaid reinsurance premiums	2,399	2,952
Reinsurance recoverable	16,937	10,000
Unrealized gain on derivative financial instruments	27,179	—
Liabilities
Unearned premiums	204,725	335,173
Unpaid losses and loss expenses	148,629	141,140
Future policy benefits for life and annuity contracts	22,780	9,854
Unrealized losses on derivative financial instruments	—	136,095

Net liability – fair value of derivative financial instruments	$236,783	$415,414

Statements of operations for the years ended December 31,
Net premiums written	$65,795	$424,227
Net premiums earned	195,690	153,450
Losses and loss expenses	82,319	125,515
Life and annuity benefits	12,926	(895)
Net realized gains (losses) on derivative financial instruments	163,274	(77,279)

Total impact of derivative financial instruments	$263,719	$(48,449)

p) New accounting pronouncements

Not Yet Adopted

In July 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (SOP 03-1). This Statement of Position provides guidance on accounting and reporting by insurance enterprises for certain nontraditional long-duration contracts and for separate accounts and is effective for financial statements for fiscal years beginning after December 15, 2003. At the date of initial application of this SOP, the Company is required to make certain determinations, such as significance of mortality and morbidity risk and adjustments to contract holder liabilities. SOP 03-1 may not be applied retroactively to prior years’ financial statements, and the initial application should be as of the beginning of the entity’s fiscal year. The Company will adopt SOP 03-1 on January 1, 2004 and is currently evaluating the impact of adoption of SOP 03-1 on its consolidated financial statements.

In December 2003, FASB revised FAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (FAS 132), to require additional disclosures related to pensions and postretirement benefits. While retaining the existing disclosure requirements for pensions and postretirement benefits, additional disclosures are required related to pension plan assets, obligations, contributions and net benefit costs, beginning with fiscal years ending after December 15, 2003. For foreign plans, these additional disclosures are required beginning with fiscal years ending after June 15, 2004. Additional disclosures pertaining to benefit payments are also required for fiscal years ending after June 15, 2004. FAS 132 revisions also include additional disclosure requirements for interim financial reports beginning after December 15, 2003. Given that all of the Company’s defined benefit plans cover foreign employees, the Company is not required to implement the additional disclosures in its 2003 consolidated financial statements but will begin providing such disclosures in its 2004 consolidated financial statements. Interim disclosure requirements will be implemented beginning in the first quarter of 2004.

Adopted in 2003

In May 2003, FASB issued FAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (FAS 150), which establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. FAS 150 requires the classification of a financial instrument that is within its scope as a liability (or an asset in some circumstances). The adoption of FAS 150 did not impact the Company’s consolidated financial statements.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

In April 2003, FASB issued FAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (FAS 149), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities under FAS 133. FAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of FAS 149 did not have a material impact on the Company’s consolidated financial statements.

In January 2003, FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46), which requires consolidation of all variable interest entities (VIE) by the primary beneficiary, as these terms are defined in FIN 46. In addition, it requires expanded disclosure for all VIEs. In December 2003, FASB revised FIN 46 and deferred its effective date to be no later than the end of the first reporting period that ends after March 15, 2004, except for those entities considered to be special-purpose entities for which FIN 46 is effective in the first reporting period that ends after December 15, 2003. The Company adopted FIN 46 at December 31, 2003. The adoption of FIN 46 did not have a material impact on the Company’s consolidated financial statements (see Note 3g).

In November 2002, FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires that, for guarantees, within its scope that are issued or amended after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee be established and recognized through earnings, even when the likelihood of making payments under the guarantee is remote. Guarantees provided under contracts subject to insurance accounting, such as financial guaranty and mortgage guaranty reinsurance contracts, are excluded from this pronouncement. To date, the impact on earnings has not been material.

In November 2003, the Emerging Issues Task Force (EITF) reached consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (EITF 03-1) that certain quantitative and qualitative disclosures are required for equity and fixed maturity securities that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The guidance requires companies to disclose the aggregate amount of unrealized losses and the related fair value of investments with unrealized losses for securities that have been in an unrealized loss position for less than 12 months and separately for those that have been in an unrealized loss position for over 12 months, by investment category. The Company has adopted the disclosure requirements (see Note 3d).

In April 2003, FASB cleared Derivative Implementation Guidance Issue No. B36, “Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments” (Issue B36). The accounting guidance states that modified coinsurance arrangements, in which funds are withheld by the ceding insurer and a return on those withheld funds is paid based on the ceding company’s return on certain of its investments, contain an embedded derivative feature that will require bifurcation. Companies that have ceded insurance under existing modified coinsurance arrangements may reclassify the related securities from the held-to-maturity and available-for-sale categories into the trading category on the date the guidance is initially applied. The guidance on embedded derivatives in Issue B36 can be applied to other funds held arrangements or experience account balances that accrue interest based on the investment performance of a specified portfolio. The adoption of Issue B36 did not have a material impact on the Company’s consolidated financial statements.

In October 1995, FASB issued FAS No. 123, “Accounting for Stock-Based Compensation” (FAS 123). FAS 123 established accounting and reporting standards for stock-based employee compensation plans, which include stock option and stock purchase plans. FAS 123 provides employers a choice: adopt FAS 123 accounting standards for all stock compensation arrangements which requires the recognition of compensation expense for the fair value of virtually all stock compensation awards; or continue to account for stock options and other forms of stock compensation under Accounting Principles Board Opinion No. 25 (APB 25), while also providing the disclosure required under FAS 123. In December 2002, FASB issued FAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (FAS 148). FAS 148 amends the disclosure requirements of FAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Company continues to account for stock-based compensation plans in accordance with APB 25. No compensation expense for options is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

The following table outlines the Company’s net income available to holders of Ordinary Shares and diluted earnings per share for the years ended December 31, 2003, 2002, and 2001, had the compensation cost been determined in accordance with the fair value method recommended in FAS 123.

(in thousands of U.S. dollars, except per share data)	2003	2002	2001

Net income (loss) available to holders of Ordinary Shares:
As reported	$1,381,473	$50,887	$(172,008)
Add: Stock-based compensation expense included in reported net income, net of income tax	$31,533	$22,572	$9,151
Deduct: Compensation expense, net of income tax	$64,060	$56,174	$24,927
Pro Forma	$1,348,946	$17,285	$(187,784)

Basic earnings (loss) per share:
As reported	$5.10	$0.19	$(0.74)
Pro Forma	$4.98	$0.06	$(0.80)

Diluted earnings (loss) per share:
As reported	$5.01	$0.19	$(0.74)
Pro Forma	$4.90	$0.06	$(0.80)

The fair value of the options issued is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants in 2003, 2002 and 2001, respectively: dividend yield of 2.44 percent, 1.43 percent and 1.65 percent; expected volatility of 32.4 percent, 35.2 percent and 42.8 percent; risk free interest rate of 2.43 percent, 4.01 percent and 4.84 percent, annual forfeiture rate of five percent, seven percent and seven percent and an expected life of 4.25 years, four years and four years.

3. Investments

a) Fixed maturities

The fair values and amortized costs of fixed maturities at December 31, 2003 and 2002 are as follows:

	2003		2002

(in thousands of U.S. dollars)	Fair Value	Amortized Cost	Fair Value	Amortized Cost

U.S. Treasury and agency	$2,707,850	$2,638,594	$1,320,965	$1,244,484
Non-U.S. governments	1,909,473	1,879,130	1,597,860	1,545,171
Corporate securities	8,688,884	8,286,468	7,039,636	6,730,915
Mortgage-backed securities	3,894,026	3,854,526	3,260,520	3,167,580
States, municipalities and political subdivisions	1,445,034	1,347,687	1,200,760	1,102,592

	$18,645,267	$18,006,405	$14,419,741	$13,790,742

The gross unrealized appreciation (depreciation) related to fixed maturities at December 31, 2003 and 2002 is as follows:

	2003		2002

(in thousands of U.S. dollars)	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Gross Unrealized Appreciation	Gross Unrealized Depreciation

U.S. Treasury and agency	$75,158	$(5,902)	$76,868	$(387)
Non-U.S. governments	35,264	(4,922)	54,066	(1,377)
Corporate securities	419,200	(16,784)	358,658	(49,937)
Mortgage-backed securities	54,810	(15,309)	94,623	(1,683)
States, municipalities and political subdivisions	103,426	(6,079)	98,247	(79)

	$687,858	$(48,996)	$682,462	$(53,463)

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

Mortgage-backed securities issued by U.S. government agencies are combined with all other mortgage derivatives held and are included in the category, “mortgage-backed securities”. Approximately 75 percent of the total mortgage holdings at December 31, 2003, and 73 percent at December 31, 2002, are represented by investments in U.S. government agency bonds. The remainder of the mortgage exposure consists of collateralized mortgage obligations and non-government mortgage-backed securities, the majority of which provide a planned structure for principal and interest payments and carry a rating of AAA by the major credit rating agencies. Fixed maturities at December 31, 2003, by contractual maturity, are shown below. Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties. The Company also invests in interest rate swaps to manage the duration of the fixed maturity portfolio. The average duration, including the effect of the interest rate swaps, is 3.4 years at December 31, 2003 and 3.1 years at December 31, 2002.

(in thousands of U.S. dollars)	Fair Value	Amortized Cost

Maturity period
Less than 1 year	$792,470	$778,771
1 – 5 years	6,412,214	6,170,742
5 – 10 years	5,297,799	5,062,193
Greater than 10 years	2,248,758	2,140,173

	$14,751,241	$14,151,879
Mortgage-backed securities	3,894,026	3,854,526

Total fixed maturities	$18,645,267	$18,006,405

b) Equity securities

The gross unrealized appreciation (depreciation) on equity securities at December 31, 2003 and 2002 is as follows:

(in thousands of U.S. dollars)	2003	2002

Equity securities–cost	$401,237	$442,266
Gross unrealized appreciation	145,270	24,018
Gross unrealized depreciation	(2,696)	(55,253)

Equity securities–fair value	$543,811	$411,031

c) Securities on loan

The fair values and amortized cost/cost of securities on loan and the gross unrealized appreciation (depreciation) related to these securities at December 31, 2003 and 2002 are detailed below.

	2003		2002

(in thousands of U.S. dollars)	Fair Value	Amortized Cost/Cost	Fair Value	Amortized Cost/Cost

Fixed maturities	$666,363	$640,246	$272,084	$258,124
Equity securities	18,266	9,914	20,889	27,445

Total	$684,629	$650,160	$292,973	$285,569

	2003		2002

(in thousands of U.S. dollars)	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Gross Unrealized Appreciation	Gross Unrealized Depreciation

Fixed maturities	$26,437	$(320)	$19,728	$(5,768)
Equity securities	8,352	–	2,866	(9,422)

Total	$34,789	$(320)	$22,594	$(15,190)

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

d) Gross unrealized loss

The following table summarizes, for all securities in an unrealized loss position at December 31, 2003 (including securities on loan), the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position.

	0 – 12 Months		Over 12 Months		Total
(in thousands of U.S. dollars)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss

U.S. Treasury and agency	$634,241	$5,917	$–	$–	$634,241	$5,917
Non-U.S. governments	282,459	4,922	–	–	282,459	4,922
Corporate securities	993,456	16,726	5,015	363	998,471	17,089
Mortgage-backed securities	1,299,364	15,309	–	–	1,299,364	15,309
States, municipalities and political subdivisions	146,282	6,079	–	–	146,282	6,079

Total fixed maturities	3,355,802	48,953	5,015	363	3,360,817	49,316
Equities	38,094	2,696	–	–	38,094	2,696
Other investments	–	–	–	–	–	–

Total	$3,393,896	$51,649	$5,015	363	$3,398,911	$52,012

The Company reviews all of its fixed maturity securities, including securities on loan, and equity securities for potential impairment each quarter. Initially, the Company identifies those securities to be evaluated for a potential impairment. In this process, the following is considered by type of security:

Fixed Maturities and Equity Securities, including Securities on Loan

A security that meets any of the following criteria is to be evaluated for a potential impairment:

• securities that have been in a loss position for the previous twelve months;

• those securities that have been in a loss position for the previous nine months and market value is less than 80 percent of amortized cost, or cost for equity securities; or

• those securities that are rated below investment grade by at least one major rating agency.

We evaluate all other fixed maturity and equity securities for a potential impairment when the unrealized loss at the balance sheet date exceeds a certain scope, based on both a percentage (i.e., market value is less than 80 percent of amortized cost, or cost for equity securities) and aggregate dollar decline, and certain indicators of an “other than temporary” impairment are present including:

• a significant economic event has occurred that is expected to adversely affect the industry the issuer participates in;

• recent issuer-specific news that is likely to have an adverse affect on operating results and cash flows; or

• a missed or late interest or principal payment related to any debt issuance.

For those securities identified as having a potential “other than temporary” impairment based on the above criteria, we estimate a reasonable period of time in which market value is expected to recover to a level in excess of cost, if at all. For fixed maturity securities factors considered include:

• the degree to which any appearance of impairment is attributable to an overall change in market conditions such as interest rates rather than changes in the individual factual circumstances and risk profile of the issuer;

• the performance of the relevant industry sector;

• the nature of collateral or other credit support;

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

For equity securities, factors considered include:

• whether the decline appears to be related to general market or industry conditions or is issuer-specific; and

• the financial condition and near-term prospects of the issuer, including specific events that may influence the issuer’s operations.

Securities will be assessed to have an “other than temporary” impairment if cost is not expected to be recovered or the Company does not have the ability and specific intent to hold the security until its expected recovery. The Company typically makes this latter assessment when such intent is considered inconsistent with management’s investment objectives, such as maximizing total return.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

Other Investments

With respect to other investments that are not traded in a public market, such as venture capital investments, the portfolio managers, as well as the Company’s internal valuation committee, consider a variety of factors in determining whether or not the investment should be evaluated for impairment. Indicators of impairment include:

• the issuer has reported losses for two consecutive fiscal years;

• a significant economic event has occurred that is expected to adversely affect the industry the issuer participates in;

• recent issuer-specific news that is expected to adversely affect operating results; and

• a missed interest or principal payment related to any debt issuance.

For those securities identified as having a possible impairment, we determine a reasonable period of time in which market value is expected to recover to a level in excess of cost, if at all. Factors considered include:

• the issuer’s most recent financing events;

• an analysis of whether fundamental deterioration has occurred; and

• the issuer’s progress, and whether it has been substantially less than expected.

These securities will be assessed to have an “other than temporary” impairment if cost is not expected to be recovered or it is concluded that we do not have the ability and specific intent to hold the security until its expected recovery.

e) Net realized gains (losses) and change in net unrealized appreciation (depreciation) on investments

The analysis of net realized gains (losses) and the change in net unrealized appreciation (depreciation) on investments for the years ended December 31, 2003, 2002 and 2001 is as follows:

(in thousands of U.S. dollars)	2003	2002	2001

Fixed maturities
Gross realized gains	$199,669	$179,911	$189,751
Gross realized losses	(70,912)	(136,600)	(144,220)
Other than temporary impairments	(28,787)	(101,075)	(52,512)

	99,970	(57,764)	(6,981)
Equity securities
Gross realized gains	42,441	22,832	58,779
Gross realized losses	(20,593)	(27,340)	(32,213)
Other than temporary impairments	(63,302)	(152,728)	–

	(41,454)	(157,236)	26,566
Other investments	4,807	1,964	(9,747)
Write-down of other investments	(29,373)	(14,067)	(28,453)
Currency gains (losses)	20,892	3,324	(12,061)
Financial futures and option contracts and interest rate swaps	34,164	(188,031)	(10,843)
Fair value adjustment on derivatives	163,274	(77,279)	(16,840)

Net realized gains (losses)	252,280	(489,089)	(58,359)

Change in net unrealized appreciation (depreciation) on investments
Fixed maturities	9,863	423,278	125,349
Equity securities	173,809	17,227	(85,459)
Securities on loan	27,065	7,404	–
Other investments	12,576	8,372	8,975
Change in deferred income taxes	(15,457)	(116,786)	(14,284)

Change in net unrealized appreciation on investments	207,856	339,495	34,581

Total net realized gains (losses) and change in net unrealized appreciation (depreciation) on investments	$460,136	$(149,594)	$(23,778)

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

f) Net investment income

Net investment income for the years ended December 31, 2003, 2002 and 2001 was derived from the following sources:

(in thousands of U.S. dollars)	2003	2002	2001

Fixed maturities and short-term investments	$891,842	$833,436	$811,912
Equity securities	13,929	6,778	9,837
Other investments	7,453	5,308	5,861

Gross investment income	913,224	845,522	827,610
Investment expenses	(50,883)	(43,381)	(41,741)

Net investment income	$862,341	$802,141	$785,869

g) Variable interests related to equity investments in CDOs

As a complement to the Company’s credit default swap business and with the objective of enhancing investment yield, the Company invested in the equity tranches of six collateralized debt obligations (CDOs) from June 2001 through August 2002. The Company’s aggregate maximum exposure under these CDOs is $43.8 million, which approximates the cost of these investments. At December 31, 2003, the underlying assets in these CDOs, which aggregate to $2.6 billion for all six CDOs, are principally invested in asset-backed securities, including investments in the debt tranches of other CDOs. While management considers the related entities to be variable interest entities, as defined by FIN 46, the Company’s equity investments represent a small portion of the variable interests in each CDO. Accordingly, under FIN 46, the Company is not required to consolidate any of these entities. At December 31, 2003, the Company’s aggregate carrying value for these investments is $29.1 million, which represents the Company’s remaining loss exposure related to these investments as of December 31, 2003.

h) Restricted assets

The Company is required to maintain assets on deposit with various regulatory authorities to support its insurance and reinsurance operations. These requirements are generally promulgated in the statutory regulations of the individual jurisdictions. The assets on deposit are available to settle insurance and reinsurance liabilities. The Company also utilizes trust funds in certain large transactions where the trust funds are set up for the benefit of the ceding companies and generally take the place of Letter of Credit (LOC) requirements. The Company also has investments in segregated portfolios primarily to provide collateral or guarantees for LOCs and debt instruments described in Notes 7 and 8. At December 31, 2003, restricted assets of $4.7 billion are included in fixed maturities. The remaining balance is included in short-term investments, equity securities and cash. The components of the fair value of the restricted assets at December 31, 2003 and 2002 are as follows:

(in thousands of U.S. dollars)	2003	2002

Deposits with U.S. regulatory authorities	$907,715	$649,962
Deposits with non-U.S. regulatory authorities	1,303,060	1,069,657
Assets used for collateral or guarantees	1,141,334	1,230,174
Trust funds	1,706,444	1,380,886

	$5,058,553	$4,330,679

4. Goodwill

FAS 142, “Goodwill and Other Intangible Assets” primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. All goodwill recognized in the Company’s consolidated balance sheet at January 1, 2002 was assigned to one or more reporting units. FAS 142 requires that goodwill in each reporting unit be tested for impairment annually. Based on a profitability review performed in 2003, it was determined that two relatively small majority owned warranty program administration companies were not currently profitable. As a result of that review, updated forecasts supported indications that these companies would not, under current

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

market conditions, achieve sufficient contract sales volumes to generate and sustain future profitable results. As a consequence of these revised expectations, the Company recognized a goodwill impairment loss of $6 million during the first quarter of 2003.

The following table details the movement in goodwill by segment during the year ended December 31, 2003.

(in thousands of U.S. dollars)	Insurance – North American	Insurance – Overseas General	Global Reinsurance	Financial Services	ACE Consolidated

Goodwill at beginning of year	$1,133,543	$1,121,636	$364,958	$96,723	$2,716,860
Goodwill impairment loss	(6,030)	–	–	–	(6,030)

Goodwill at end of year	$1,127,513	$1,121,636	$364,958	$96,723	$2,710,830

5. Unpaid losses and loss expenses

Property and casualty

The Company establishes reserves for the estimated unpaid ultimate liability for losses and loss expenses under the terms of its policies and agreements. These reserves include estimates for both claims that have been reported and for IBNR, and include estimates of expenses associated with processing and settling these claims. The process of establishing reserves for property and casualty (P&C) claims can be complex and is subject to considerable variability as it requires the use of informed estimates and judgments. The Company’s estimates and judgments may be revised as additional experience and other data become available and are reviewed, as new or improved methodologies are developed, or as current laws change. The Company does not discount its P&C loss reserves. The Company continually evaluates its estimates of reserves in light of developing information and in light of discussions and negotiations with its insureds. While the Company believes that its reserve for unpaid losses and loss expenses at December 31, 2003 is adequate, new information or trends may lead to future developments in ultimate losses and loss expenses significantly greater or less than the reserves provided. Any such revisions could result in future changes in estimates of losses or reinsurance recoverable, and would be reflected in the Company’s results of operations in the period in which the estimates are changed.

The reconciliation of unpaid losses and loss expenses for the years ended December 31, 2003, 2002 and 2001 is as follows:

(in thousands of U.S. dollars)	2003	2002	2001

Gross unpaid losses and loss expenses at beginning of year	$24,315,182	$20,728,122	$17,388,394
Reinsurance recoverable on unpaid losses	(12,997,164)	(10,628,608)	(8,323,444)

Net unpaid losses and loss expenses at beginning of year	11,318,018	10,099,514	9,064,950
Unpaid losses and loss expenses assumed in respect of reinsurance business acquired	89,779	202,920	300,204

Total	11,407,797	10,302,434	9,365,154

Net losses and loss expenses incurred in respect of losses occurring in:
Current year	5,953,076	4,197,829	4,457,986
Prior year	164,326	708,681	94,470

Total	6,117,402	4,906,510	4,552,456

Net losses and loss expenses paid in respect of losses occurring in:
Current year	1,266,288	1,265,880	1,345,699
Prior year	2,639,554	2,685,401	2,404,155

Total	3,905,842	3,951,281	3,749,854

Foreign currency revaluation	343,872	60,355	(68,242)

Net unpaid losses and loss expenses at end of year	13,963,229	11,318,018	10,099,514
Reinsurance recoverable on unpaid losses	13,191,609	12,997,164	10,628,608

Gross unpaid losses and loss expenses at end of year	$27,154,838	$24,315,182	$20,728,122

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

Net losses and loss expenses incurred for the year ended December 31, 2003 were $6.1 billion, compared with $4.9 billion and $4.5 billion in 2002 and 2001, respectively. Net losses and loss expenses incurred for 2003, 2002 and 2001 include $164 million, $709 million and $94 million of prior period development, respectively. In 2002, the prior period development included $516 million related to A&E.

Insurance – North American incurred adverse prior period development of $91 million in 2003, compared with adverse development of $79 million in 2002. The 2003 adverse development related primarily to casualty lines and principally emerged from medical inflation in workers’ compensation and large loss activity in commercial multi-peril. Additional minor development was experienced in professional liability, reinsurance of long-term disability and run-off business offset by positive development on property, excess liability and marine lines of business. The 2002 development was primarily from run-off business with the remainder being attributed to several lines of business including workers’ compensation, commercial automobile, health care asset management run-off, warranty and financial institutions business.

Insurance – Overseas General incurred $57 million of adverse prior period development, compared with $104 million of adverse development in 2002. Prior period development for 2003 primarily related to casualty lines for ACE International and was a result of lengthening of the loss development patterns for these lines of business. To a lesser extent, ACE Global Markets experienced 2003 adverse development primarily related to marine liability with lower amounts in professional lines, marine hull and bloodstock lines mitigated by positive development on property, energy, aviation and political risk lines of business. 2002 prior period development related primarily to casualty and D&O lines for ACE International and aerospace business for ACE Global Markets.

Global Reinsurance had positive prior period development of $27 million in 2003 compared with positive development of $20 million in 2002, primarily due to the property catastrophe line of business and the losses in this line being lower than expected.

Financial Services incurred $43 million of adverse prior period development in 2003 principally on the structured finance line of business due to credit deterioration in collateralized debt obligations assumed through reinsurance treaties. In addition, prior year development includes an increase in the case reserve on an auto residual value transaction. In 2002, Financial Services incurred $30 million of net prior period development; the variance from 2003 principally relating to adverse development in the ACE Financial Solutions International book, which comprises large, unique transactions, including LPTs.

Net losses and loss expenses incurred for the year ended December 31, 2001 include $94 million of prior year development principally in the Insurance – Overseas General segment. This development was reflected during the fourth quarter of 2001 when the Company recorded additional reserves to strengthen its casualty loss reserves.

Asbestos and environmental

Included in the Company’s liabilities for losses and loss expenses are liabilities for asbestos, environmental and latent injury damage claims and expenses. These claims are principally related to claims arising from remediation costs associated with hazardous waste sites and bodily-injury claims related to asbestos products and environmental hazards. These amounts include provisions for both reported and IBNR claims.

The Company’s exposure to asbestos principally arises out of liabilities acquired when the Company purchased Westchester Specialty in 1998 and the P&C business of CIGNA in 1999, with the larger exposure contained within the liabilities acquired in the CIGNA transaction. These CIGNA transaction liabilities reside in various subsidiaries of Brandywine, which was created in 1995 by the restructuring of CIGNA’s domestic operations into separate ongoing and run-off operations.

In January 2003, the Company completed an internal review of its A&E reserves. As a result of this review, the Company increased its gross A&E reserve, for the year ended December 31, 2002, by $2.2 billion, offset by $1.9 billion of reinsurance recoverable, including $533 million of reinsurance purchased from the National Indemnity Company (“NICO”) as part of the acquisition of CIGNA’s P&C business. The Company also increased its bad debt provision for reinsurance recoverable by $145 million. As a result of these two items, together with ACE Bermuda’s ten percent participation in the NICO cover, the net increase in exposure was determined to be $516 million ($354 million after income tax) and was recorded in the fourth quarter of 2002.

As part of the acquisition of Westchester Specialty, NICO provided $750 million of reinsurance protection for adverse development on loss and loss adjustment expense reserves. At December 31, 2003, the remaining unused limit in this NICO Westchester Specialty cover was approximately $600 million.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

As part of the acquisition of the CIGNA P&C business, NICO provided $2.5 billion of reinsurance protection for adverse development on Brandywine loss and loss adjustment expense reserves and for uncollectible ceded reinsurance. This NICO Brandywine cover was exhausted on an incurred basis with the increase in our A&E reserves in the fourth quarter of 2002.

The active ACE INA companies retain two primary funding obligations associated with the run-off Brandywine operations: a dividend retention fund obligation and required reinsurance coverage provided under an aggregate excess of loss reinsurance agreement. In addition, certain active ACE INA companies remain residually liable for business ceded by those companies to the primary Brandywine subsidiary, Century Indemnity Company (“Century”).

In accordance with the Brandywine restructuring order, INA Financial Corporation established and funded a dividend retention fund consisting of $50 million plus investment earnings. Pursuant to terms of the restructuring, the full balance of this dividend retention fund was contributed to Century as of December 31, 2002. To the extent in the future that dividends are paid by INA Holdings Corporation to its parent, INA Financial Corporation, and to the extent that INA Financial Corporation then pays such dividends to INA Corporation, a portion of those dividends must be withheld to replenish the principal of the dividend retention fund to $50 million within five years. In 2003, no such dividends were paid, and therefore no replenishment of the dividend retention fund occurred. This dividend fund obligation, to maintain and to replenish the fund as necessary and to the extent dividends are paid, is ongoing until ACE INA receives prior written approval from the Pennsylvania Commissioner of Insurance to terminate the fund.

In addition, the ACE INA insurance subsidiaries are obligated to provide insurance coverage to Century in the amount of $800 million under an aggregate excess of loss reinsurance agreement if the statutory capital and surplus of Century falls below $25 million or if Century lacks liquid assets with which to pay claims as they become due, after giving effect to contribution of any dividend retention fund balance. Coverage under the aggregate excess of loss reinsurance agreement was triggered as of December 31, 2002 following contribution of the dividend retention fund balance. Approximately $468 million in undiscounted losses were ceded to the aggregate excess of loss reinsurance agreement at December 31, 2003. The following table presents selected loss reserve data for A&E exposures at December 31, 2003 and 2002.

	2003		2002
(in millions of U.S. dollars)	Gross	Net	Gross	Net

Asbestos	$2,899	$277	$3,192	$446
Environmental and other latent exposures	1,148	250	1,352	403

Total	$4,047	$527	$4,544	$849

During the years ended December 31, 2003 and 2002, the Company made net payments of $322 million and $308 million, respectively, with respect to latent claims.

In a lawsuit filed in the state of California in December 1999, certain competitors of ACE USA have challenged the restructuring that resulted in the creation of Brandywine. The restructuring was previously upheld by the Pennsylvania Supreme Court in July 1999. The lawsuit alleges that the restructuring does not effectively relieve the insurance subsidiary that issued the policies prior to the restructuring (Insurance Company of North America) from liabilities for claims on those policies by California policyholders. The California trial court has held in response to a pre-trial motion that a California statute does prohibit the transfer of California policies to a subsequent legal entity without the consent of the policyholders and noted that consent was not received in the context of the Brandywine restructuring. ACE intends to appeal this decision. In addition, the liabilities that are the subject of this California lawsuit are included within our A&E reserves for Brandywine.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

6. Reinsurance

The Company purchases reinsurance to manage various exposures including catastrophe risks. Although reinsurance agreements contractually obligate the Company’s reinsurers to reimburse it for the agreed-upon portion of its gross paid losses, they do not discharge the primary liability of the Company. The amounts for net premiums written and net premiums earned in the consolidated statements of operations are net of reinsurance. Direct, assumed and ceded amounts for these items for the years ended December 31, 2003, 2002 and 2001 are as follows:

(in thousands of U.S. dollars)	2003	2002	2001

Premiums written
Direct	$11,425,435	$9,939,024	$7,629,233
Assumed	3,211,482	2,879,947	2,536,129
Ceded	(4,421,909)	(4,750,673)	(3,801,748)

Net	$10,215,008	$8,068,298	$6,363,614

Premiums earned
Direct	$11,240,783	$8,537,225	$6,980,359
Assumed	3,021,134	2,525,388	2,359,241
Ceded	(4,659,534)	(4,232,109)	(3,422,423)

Net	$9,602,383	$6,830,504	$5,917,177

The composition of the Company’s reinsurance recoverable at December 31, 2003 and 2002, is as follows:

(in thousands of U.S. dollars)	2003	2002

Reinsurance recoverable on paid losses and loss expenses	$1,277,119	$1,363,247
Bad debt reserve on paid losses and loss expenses	(402,680)	(377,804)
Reinsurance recoverable on future policy benefits	14,668	8,846
Reinsurance recoverable on unpaid losses and loss expenses	13,749,189	13,558,623
Bad debt reserve on unpaid losses and loss expenses	(557,580)	(561,459)

Net reinsurance recoverable	$14,080,716	$13,991,453

The Company evaluates the financial condition of its reinsurers and potential reinsurers on a regular basis and also monitors concentrations of credit risk with reinsurers. The provision for uncollectible reinsurance is required principally due to the failure of reinsurers to indemnify ACE, primarily because of disputes under reinsurance contracts and insolvencies. Provisions have been established for amounts estimated to be uncollectible.

Following is a breakdown of the Company’s reinsurance recoverable on paid losses at December 31, 2003 and 2002:

	December 31, 2003			December 31, 2002
(in millions of U.S. dollars)	Amount	Bad Debt Reserve	% of Total Reserve	Amount	Bad Debt Reserve	% of Total Reserve

Category
General collections	$730	$45	6.2%	$848	$43	5.1%
Other	547	358	65.4%	515	335	65.0%

Total	$1,277	$403	31.6%	$1,363	$378	27.7%

General collections balances represent amounts in the process of collection in the normal course of business, for which the Company has no indication of dispute or credit-related issues.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

The other category includes amounts recoverable that are in dispute, or are from companies who are in supervision, rehabilitation or liquidation. The Company’s estimation of this reserve considers the credit quality of the reinsurer and whether the Company has received collateral or other credit protections such as parental guarantees.

The following tables provide a listing of the Company’s largest reinsurers with the first category representing the top 10 reinsurers and the second category representing the remaining reinsurers with balances greater than $20 million. The third category includes amounts due from over 2,500 companies, each having balances of less than $20 million. The bad debt reserve for these three categories is principally based on an analysis of the credit quality of the reinsurer and collateral balances. The next category, mandatory pools and government agencies, includes amounts backed by certain state and federal agencies. In certain states, insurance companies are required by law to participate in these pools. The fifth category, structured settlements, includes annuities purchased from life insurance companies to settle claims. Since the Company retains the ultimate liability in the event that the life company fails to pay, it reflects the amount as a liability and a recoverable for GAAP purposes. These amounts are not subject to dispute and the bad debt reserve is established based on the application of historical collection experience. The next category, captives, includes companies established and owned by the Company’s insurance clients to assume a significant portion of their direct insurance risk from the Company, i.e., they are structured to allow clients to self-insure a portion of their insurance risk. It is generally the Company’s policy to obtain collateral equal to expected losses; where appropriate, exceptions are granted but only with review and sign-off at a senior officer level. The final category, other, includes amounts recoverable that are in dispute or are from companies that are in supervision, rehabilitation, or liquidation. The Company establishes its bad debt reserve in this category based on a case by case analysis of individual situations, including credit and collateral analysis and consideration of the Company’s collection experience in similar situations.

Breakdown of Reinsurance Recoverable

(in millions of U.S. dollars)	December 31 2003	Bad Debt Reserve	% of Gross

Categories
Top 10 reinsurers	$7,798	$84	1.1%
Other reinsurers balances greater than $20 million	3,373	147	4.4
Other reinsurers balances less than $20 million	979	150	15.3
Mandatory pools and government agencies	779	4	0.5
Structured settlements	429	2	0.5
Captives	801	1	0.1
Other	882	572	64.9

Total	$15,041	$960	6.4%

Top 10 Reinsurers (net of collateral)

AXA

Berkshire Hathaway Insurance Group

CIGNA

EQUITAS

GE Global Insurance Group

Hannover

Lloyd’s of London

Munich Re

St. Paul Companies

Swiss Re Group

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

Other Reinsurers Balances Greater Than $20 million (net of collateral)

ABB Group	Fairfax Financial	QBE Insurance
AIOI Insurance	FM Global Group	RenaissanceRe Holdings Ltd.
Allianz Group	Gerling Group	Royal & Sun Alliance Insurance Group Plc
American International Group	Great American P&C Insurance Companies	Scor Group
Arch Capital	Hartford Insurance Group	Sompo Japan
AVIVA	Independence Blue Cross (Amerihealth)	Toa Reinsurance Company
Chubb Insurance Group	ING – Internationale Nederlanden Group	Tokio Marine & Fire Insurance Company Ltd.
CNA Insurance Companies	IRB – Brasil Resseguros S.A.	Travelers Property Casualty Group
Constellation Reinsurance Company	Korean Reinsurance Company (KRIC)	Trenwick Group
Converium Group	Liberty Mutual Insurance Companies	White Mountains Insurance Group
DaimlerChrysler Group	Mitsui Sumitomo Insurance Company Ltd.	WR Berkley Corp.
Dominion Ins. Co. Ltd	Overseas Partners Ltd.	XL Capital Group
Electric Insurance Company	Partner Reinsurance Company of the U.S.	Zurich Financial Services Group
Everest Re Group	PMA Capital Insurance Company

7. Commitments, contingencies and guarantees

a) Derivative Instruments

The Company maintains investments in derivative instruments such as futures, options, interest rate swaps and foreign currency forward contracts for which the primary purposes are to manage duration and foreign currency exposure, yield enhancement or to obtain an exposure to a particular financial market. The Company currently records changes in market value of these instruments as realized gains (losses) in the consolidated statements of operations.

(i) Foreign currency exposure management

The Company uses foreign currency forward contracts to minimize the effect of fluctuating foreign currencies. The forward currency contracts purchased are not specifically identifiable against cash, any single security or groups of securities denominated in those currencies, and therefore, do not qualify as hedges for financial reporting purposes. All realized and unrealized contract gains and losses are reflected currently in the consolidated statements of operations. The contractual amount of the foreign currency forward contracts at December 31, 2003, was $169 million, the current fair value was $168 million and the unrealized loss was $1 million.

(ii) Duration management and market exposure

Futures

A portion of the Company’s equity exposure is attained using a synthetic equity strategy, whereby equity index futures contracts are held in an amount equal to the market value of an underlying portfolio comprised of short-term investments and fixed maturities. This creates an equity market exposure equal in value to the total amount of funds invested in this strategy. In addition, exchange traded bond and note futures contracts may be used in fixed maturity portfolios as substitutes for ownership of the physical bonds and notes without significantly increasing the risk in the portfolio. Investments in financial futures contracts may be made only to the extent that there are assets under management, not otherwise committed.

Futures contracts give the holder the right and obligation to participate in market movements, determined by the index or underlying security on which the futures contract is based. Settlement is made daily in cash by an amount equal to the change in value of the futures contract times a multiplier that scales the size of the contract. At December 31, 2003, the contract amount of $523 million reflects the net extent of involvement the Company had in these financial instruments.

Options

Option contracts may be used in the portfolio as protection against unexpected shifts in interest rates, which would thereby affect the duration of the fixed maturity portfolio. By using options in the portfolio, the overall interest rate sensitivity of the portfolio can be reduced. Option contracts may also be used as an alternative to futures contracts in the Company’s synthetic equity strategy as described

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

above. An option contract conveys to the holder the right, but not the obligation, to purchase or sell a specified amount or value of an underlying security at a fixed price. The price of an option is influenced by the underlying security, expected volatility, time to expiration and supply and demand.

For long option positions, the maximum loss is the premium paid for the option. The maximum credit exposure is represented by the fair value of the options held. For short option positions, the potential loss is the same as having taken a position in the underlying security. Short call options are backed in the portfolio with the underlying, or highly correlated, securities and short put options are backed by uncommitted cash for the in-the-money portion.

Interest rate swaps

An interest rate swap is a contract between two counterparties in which interest payments are made based on a notional principal amount, which itself is never paid or received. At December 31, 2003, the notional principal amount was $751 million. Under the terms of an interest rate swap, one counterparty makes interest payments based on a fixed interest rate and the other counterparty’s payments are based on a floating rate. Interest rate swap contracts are used in the portfolio as protection against unexpected shifts in interest rates, which would affect the fair value of the fixed maturity portfolio. By using swaps in the portfolio, the overall duration or interest rate sensitivity of the portfolio can be reduced.

The credit risk associated with the above derivative financial instruments relates to the potential for non-performance by counterparties. Non-performance is not anticipated; however, in order to minimize the risk of loss, management monitors the creditworthiness of its counterparties. The performance of exchange traded instruments is guaranteed by the exchange on which they trade. For non-exchange traded instruments, the counterparties are principally banks, which must meet certain criteria according to the Company’s investment guidelines. These counterparties are required to have a minimum credit rating of AA- by Standard and Poors or Aa3 by Moody’s. In addition, certain contracts require that collateral be posted once pre-determined thresholds are breached as a result of market movements.

b) Concentrations of credit risk

The investment portfolio is managed following prudent standards of diversification. Specific provisions limit the allowable holdings of a single issue and issuers. The Company believes that there are no significant concentrations of credit risk associated with its investments.

c) Financial guaranty

At December 31, 2003 and 2002, the Company’s reinsured financial guaranty portfolio was broadly diversified by bond type, geographic location and maturity schedule, with no single risk representing more than 1.2 percent of the Company’s net exposure. The Company limits its exposure to losses from reinsured financial guarantees by underwriting primarily investment grade obligations and retroceding a portion of its risks to other insurance companies.

The net financial guaranty exposure outstanding was approximately $88.9 billion and $81.8 billion at December 31, 2003 and 2002, respectively. At December 31, 2003, the weighted average credit quality of this portfolio, including credit default swaps was A based on ratings assigned by Standard & Poor’s. The range of final maturities for the portfolio was one to thirty years. The composition at December 31, 2003 and 2002, by type of issue, is as follows:

Type of Issue (in billions of U .S. dollars)	2003	2002

Non-municipal	$36.0	$31.7
Tax-backed	21.1	19.6
Municipal utilities	11.1	10.4
Special revenue	9.1	8.6
Health care	5.8	5.8
Structured municipal	3.4	3.5
Other municipal	2.4	2.2

Total	$88.9	$81.8

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

As part of its financial guaranty business, the Company participates in credit default swap transactions whereby one counterparty pays a periodic fee in fixed basis points on a notional amount in return for a contingent payment by the other counterparty in the event one or more defined credit events occurs with respect to one or more third party reference securities or loans. A credit event is defined as a failure to pay, bankruptcy, cross acceleration (generally accompanied by a failure to pay), repudiation, restructuring or similar nonpayment event. The total notional amount of credit default swaps outstanding at December 31, 2003 and 2002, included in the Company’s financial guaranty exposure above, was $23.9 billion and $20.7 billion, respectively.

At December 31, 2003 and 2002, the Company’s net mortgage guaranty insurance exposure in force (representing the current principal balance of all mortgage loans that are currently reinsured) was approximately $4.8 billion and $5.2 billion, respectively, and direct primary net risk in force was approximately $3.5 billion and $3.0 billion, respectively.

d) Credit facilities

In April 2003, the Company renewed, at substantially the same terms, its $500 million, 364-day revolving credit facility. This facility, together with the Company’s $250 million, five-year revolving credit facility, which was last renewed in May 2000, is available for general corporate purposes and each of the facilities may also be used as commercial paper back-up. The five-year facility also permits the issuance of letters of credit (LOCs). At December 31, 2003, the outstanding LOCs issued under these facilities was $64 million. There were no other drawings or LOCs issued under these facilities.

ACE Guaranty Corp. is party to a non-recourse credit facility which provides up to $175 million specifically supporting the company’s municipal portfolio and is designed to provide rating agency qualified capital to support ACE Guaranty Corp.’s claims paying resources. The facility’s expiry date is December 2010. ACE Guaranty Corp. has not borrowed under this credit facility. In May 2003, ACE Guaranty Corp. entered into a $140 million, 364-day revolving credit facility that is available for general corporate purposes. ACE Guaranty Corp. has not borrowed under this credit facility.

e) Letters of Credit

In November 2003, to fulfill the requirements of Lloyd’s for open years of account, the Company renewed and decreased a syndicated uncollateralized, five-year LOC facility in the amount of £380 million (approximately $679 million). This facility was originally arranged in 1998. This LOC facility requires that the Company and/or certain of its subsidiaries continue to maintain certain covenants, including a minimum consolidated net worth covenant and a maximum leverage covenant, which have been met at December 31, 2003.

In September 2003, the Company arranged a $500 million unsecured, one-year LOC facility for general business purposes, including the issuance of insurance and reinsurance letters of credit. This facility replaced an existing $500 million LOC facility, which was last renewed in September 2002. Usage under this facility was $278 million at December 31, 2003.

In September 2003, the Company also arranged a $500 million secured, three-year LOC facility for general business purposes, including the issuance of insurance and reinsurance letters of credit. This facility replaced an existing $350 million LOC facility, which was last renewed in September 2002. Usage under this facility was $285 million at December 31, 2003. The Company also maintains various other LOC facilities; both collateralized and uncollateralized, for general purposes. At December 31, 2003, the aggregate availability under these facilities was $521 million and usage was $438 million.

f) Legal proceedings

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

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

g) Lease commitments

The Company and its subsidiaries lease office space in the countries in which they operate under operating leases which expire at various dates through January 2018. The Company renews and enters into new leases in the ordinary course of business as required. Total rent expense with respect to these operating leases for the years ended December 31, 2003, 2002 and 2001, was approximately $85 million, $65 million and $62 million, respectively.

Future minimum lease payments under the leases are expected to be as follows:

Year ending December 31, (in millions of U.S. dollars)

2004	$75
2005	70
2006	49
2007	39
2008	36
Later years	155

Total minimum future lease commitments	$424

h) Acquisition of business entities

Pursuant to the restructuring order that created Brandywine, the active ACE INA insurance subsidiaries are obligated to provide reinsurance coverage to Century Indemnity in the amount of $800 million under an aggregate excess of loss reinsurance agreement if the capital and surplus of Century Indemnity falls below $25 million or if Century Indemnity lacks liquid assets with which to pay claims as they become due. (See Note 5 for additional disclosure.)

i) Tax matters

ACE Limited and certain of its non-U.S.-based insurance and reinsurance subsidiaries (non-U.S. subsidiaries) have not paid or provided for U.S. corporate income taxes (except certain withholding taxes) on the basis that they are not engaged in a trade or business in the U.S. or otherwise subject to taxation in the United States. However, because definitive identification of activities which constitute being engaged in a trade or business in the U.S. is not provided by the Internal Revenue Code of 1986, regulations or court decisions, there can be no assurance that the Internal Revenue Service (IRS) will not contend that ACE Limited or its non-U.S. subsidiaries are engaged in a U.S. trade or business or otherwise subject to taxation. If ACE Limited and its non-U.S. subsidiaries were considered to be engaged in a trade or business in the U.S., the Company or such subsidiaries could be subject to U.S. tax at regular corporate tax rates on its taxable income, if any, that is effectively connected with such U.S. trade or business plus an additional 30 percent “branch profits” tax on such income remaining, if any, after the regular corporate taxes, in which case there could be a significant adverse effect on the Company’s results of operations and its financial condition. ACE Limited and its non-U.S. subsidiaries do not file U.S. income tax returns reporting income subject to U.S. income tax since they do not conduct business within the U.S. ACE Limited and some of its non-U.S. subsidiaries have filed protective tax returns, however, reporting no U.S. income to preserve their ability to deduct their ordinary and necessary business expenses should the IRS successfully contend that a portion of their income is subject to a net income tax in the U.S.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

8. Debt

The following table outlines the Company’s debt as of December 31, 2003 and 2002:

(in millions of U.S. dollars)	2003	2002

Short-term debt
ACE INA commercial paper	$146	$146
ACE INA Notes due 2004	400	–

	$546	$146

Long-term debt
ACE INA Notes due 2004	$–	$400
ACE INA Notes due 2006	300	300
ACE Limited Senior Notes due 2007	499	499
ACE US Holdings Senior Notes due 2008	250	250
ACE INA Subordinated Notes due 2009	200	200
ACE INA Debentures due 2029	100	100

	$1,349	$1,749

Trust Preferred Securities
Capital Re LLC Monthly Income Preferred Securities due 2044	$75	$75
ACE INA Trust Preferred Securities due 2029	100	100
ACE INA Capital Securities due 2030	300	300

	$475	$475

a) Short-term debt

The Company has commercial paper programs that use revolving credit facilities as back-up facilities and provide for up to $2.8 billion in commercial paper issuance (subject to the availability of back-up facilities, which currently total $750 million as outlined in Note 7) for ACE and for ACE INA. For the years ended December 31, 2003, and 2002, commercial paper rates averaged 1.4 percent and 1.9 percent, respectively.

b) ACE Limited senior notes

In March 2002, ACE Limited issued $500 million of 6.0 percent notes due April 1, 2007. The notes are not redeemable before maturity and do not have the benefit of any sinking fund. These senior unsecured notes rank equally with all of the Company’s other senior obligations and contain a customary limitation on lien provisions as well as customary events of default provisions which, if breached, could result in the accelerated maturity of such senior debt.

c) ACE INA notes and debentures

In 1999, ACE INA issued $400 million of 8.2 percent notes due August 15, 2004, $300 million of 8.3 percent notes due August 15, 2006, and $100 million of 8.875 percent debentures due August 15, 2029. The notes and debentures are not redeemable before maturity and do not have the benefit of any sinking fund. These unsecured notes and debentures are guaranteed on a senior basis by the Company and they rank equally with all of ACE INA’s other senior indebtedness.

d) ACE US Holdings senior notes

In 1998, ACE US Holdings issued $250 million in aggregate principal amount of unsecured senior notes maturing in October 2008. Interest payments, based on a floating rate, averaged 8.6 percent during fiscal 2003 and fiscal 2002. The senior notes are callable subject to certain call premiums. Simultaneously, the Company entered into a notional $250 million swap transaction that has the economic effect of reducing the cost of debt to the consolidated group, excluding fees and expenses, to 6.47 percent for ten years. The minimum collateral in connection with the swap transaction is $88 million. The actual collateral can be higher depending on the credit quality of securities pledged. In the event that the Company terminates the swap prematurely, the Company would be liable for certain transaction costs. The swap counterparty is a highly-rated major financial institution and the Company does not anticipate non-performance.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

e) ACE INA subordinated notes

In 1999, ACE INA issued $300 million, 11.2 percent unsecured subordinated notes maturing in December 2009. The subordinated notes are callable subject to certain call premiums. Simultaneously, the Company entered into a notional $300 million swap transaction that has the economic effect of reducing the cost of debt to the consolidated group, excluding fees and expenses, to 8.41 percent for ten years. The minimum collateral in connection with the swap transaction is $70 million. The actual collateral can be higher depending on the credit quality of securities pledged. In the event that the Company terminates the swap prematurely, the Company would be liable for certain transaction costs. The swap counterparty is a highly-rated major financial institution and the Company does not anticipate non-performance. During 2002, the Company repaid $100 million of these notes and swaps, and incurred debt prepayment expenses of $25 million ($17 million, net of income tax) which is reported as other expense in the statement of operations.

f) Capital Re LLC monthly income preferred securities

In 1994, ACE Financial Services, through Capital Re LLC, issued $75 million of company obligated, mandatorily redeemable preferred securities. Capital Re LLC exists solely for the purpose of issuing preferred and common shares. These securities pay monthly dividends at a rate of 7.65 percent per annum, are callable as of January 1999 at par and are mandatorily redeemable in January 2044. The Company has guaranteed all obligations of Capital Re LLC.

g) ACE INA trust preferred securities

In 1999, ACE Capital Trust I, a Delaware statutory business trust (ACE Capital Trust I) issued $100 million, 8.875 percent Trust Originated Preferred Securities (the “Trust Preferred Securities”). All of the common securities of ACE Capital Trust I (the “ACE Capital Trust I Common Securities”) are owned by ACE INA.

The Trust Preferred Securities mature on December 31, 2029. The maturity date may be extended for one or more periods but not later than December 31, 2048. Distributions on the Trust Preferred Securities are payable quarterly at a rate of 8.875 percent. ACE Capital Trust I may defer these payments for up to 20 consecutive quarters (but no later than December 31, 2029, unless the maturity date is extended). Any deferred payments would accrue interest quarterly on a compounded basis if ACE INA defers interest on the subordinated debentures (as defined below).

The sole assets of ACE Capital Trust I consist of $103,092,800 principal amount of 8.875 percent Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) issued by ACE INA. The Subordinated Debentures mature on December 31, 2029. Interest on the Subordinated Debentures is payable quarterly at a rate of 8.875 percent. ACE INA may defer such interest payments (but no later than December 31, 2029, unless the maturity date is extended), with such deferred payments accruing interest compounded quarterly. ACE INA may redeem the Subordinated Debentures at 100 percent of the principal amount thereof, plus accrued and unpaid interest to the redemption date, in whole or in part, at any time on or after December 31, 2004, and in whole but not in part prior to December 31, 2004, in the event certain changes in tax or investment company law occur. The Trust Preferred Securities and the ACE Capital Trust I Common Securities will be redeemed upon repayment of the Subordinated Debentures.

The Company has guaranteed, on a subordinated basis, ACE INA’s obligations under the Subordinated Debentures and distributions and other payments due on the Trust Preferred Securities. These guarantees, when taken together with the Company’s obligations under an expense agreement entered into with ACE Capital Trust I, provide a full and unconditional guarantee of amounts due on the Trust Preferred Securities.

h) ACE INA capital securities

In 2000, ACE Capital Trust II, a Delaware statutory business trust (ACE Capital Trust II), issued and sold in a public offering $300 million, 9.7 percent Capital Securities (the “Capital Securities”). All of the common securities of ACE Capital Trust II (the “ACE Capital Trust II Common Securities”) are owned by ACE INA.

The Capital Securities mature on April 1, 2030, which may not be extended. Distributions on the Capital Securities are payable semi-annually. ACE Capital Trust II may defer these payments for up to ten consecutive semi-annual periods (but no later than April 1, 2030). Any deferred payments would accrue interest semi-annually on a compounded basis if ACE INA defers interest on the Subordinated Debentures due 2030 (as defined below).

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

The sole assets of ACE Capital Trust II consist of $309,280,000 principal amount of 9.7 percent Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures due 2030”) issued by ACE INA. The Subordinated Debentures due 2030 mature on April 1, 2030. Interest on the Subordinated Debentures due 2030 is payable semi-annually. ACE INA may defer such interest payments (but no later than April 1, 2030), with such deferred payments accruing interest compounded semi-annually. ACE INA may redeem the Subordinated Debentures due 2030 in the event certain changes in tax or investment company law occur at a redemption price equal to accrued and unpaid interest to the redemption date plus the greater of (i) 100 percent of the principal amount thereof, or (ii) the sum of the present value of scheduled payments of principal and interest on the debentures from the redemption date to April 1, 2030. The Capital Securities and the ACE Capital Trust II Common Securities will be redeemed upon repayment of the Subordinated Debentures due 2030.

The Company has guaranteed, on a subordinated basis, ACE INA’s obligations under the Subordinated Debentures due 2030, and distributions and other payments due on the Capital Securities. These guarantees, when taken together with the Company’s obligations under expense agreements entered into with ACE Capital Trust II, provide a full and unconditional guarantee of amounts due on the Capital Securities.

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

10. Preferred shares

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

The shares have an annual dividend rate of 7.80 percent with the first quarterly dividend paid on September 1, 2003. The shares will not be convertible into or exchangeable for the Company’s Ordinary Shares. The Company may redeem these shares at any time after May 30, 2008 at a redemption value of $25 per depositary share or at any time under certain limited circumstances.

11. Shareholders’ equity

a) Shares issued and outstanding

Following is a table of changes in Ordinary Shares issued and outstanding for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001

Opening balance	262,679,356	259,861,205	232,346,579
Shares issued, net	12,713,143	332,547	32,415,912
Exercise of stock options	4,215,968	2,232,985	1,648,326
Shares issued under Employee Stock Purchase Plan	288,726	252,619	211,288
Repurchase of shares	–	–	(6,760,900)

	279,897,193	262,679,356	259,861,205

Ordinary Shares issued to employee trust
Opening balance	(756,475)	(713,475)	(661,125)
Shares redeemed (issued)	67,800	(43,000)	(52,350)

	(688,675)	(756,475)	(713,475)

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

In May 2003, the Company issued 11,814,274 Ordinary Shares, in satisfaction of the purchase contracts underlying its FELINE PRIDES. In 2003, under the terms of the Company’s long-term incentive plans, 1,726,407 restricted Ordinary Shares were issued to officers and directors of the Company and 827,538 Ordinary Shares were cancelled. In 2002, 887,000 restricted Ordinary Shares of the Company were issued and 554,453 were cancelled in connection with the Company’s long-term incentive plans. In October 2001, the Company completed a public offering of 32.89 million Ordinary Shares (which included the over-allotment option of 4.29 million shares) in which it raised aggregate net proceeds of approximately $1.1 billion. The Company used the net proceeds of the Ordinary Share offering to expand its net underwriting capacity and for general corporate purposes. In addition, 474,088 Ordinary Shares of the Company were cancelled in connection with the Company’s long-term incentive plans during 2001.

Ordinary Shares issued to employee trust are the shares issued by the Company to a rabbi trust for deferred compensation obligations (see Note 12e).

b) ACE Limited securities repurchase authorization

In November 2001, the Board of Directors authorized the repurchase of any ACE issued debt or capital securities, including ACE’s Ordinary Shares, up to an aggregate total of $250 million. These purchases may take place from time to time in the open market or in private purchase transactions. At December 31, 2003, this authorization had not been utilized. During 2001, the Company repurchased and cancelled 6,760,900 Ordinary Shares under a previous repurchase authorization for an aggregate cost of $179.4 million.

c) General restrictions

The holders of the Ordinary Shares are entitled to receive dividends and are allowed one vote per share provided that, if the controlled shares of any shareholder constitute 10 percent or more of the outstanding Ordinary Shares of the Company, only a fraction of the vote will be allowed so as not to exceed 10 percent. Generally, the Company’s directors have absolute discretion to decline to register any transfer of shares. All transfers are subject to the restriction that they may not increase to 10 percent or higher the proportion of issued Ordinary Shares owned by any shareholder.

d) Dividends declared

Dividends declared on Ordinary Shares amounted to $0.74, $0.66 and $0.58 per Ordinary Share for the years ended December 31, 2003, 2002 and 2001, respectively. Dividends declared on Mezzanine equity amounted to $9.8 million for the year ended December 31, 2003, and $26 million for the years ended December 31, 2002 and 2001. Dividends declared on preferred shares amounted to $23 million for the year ended December 31, 2003.

12. Employee benefit plans

a) Pension plans

The Company provides pension benefits to eligible employees and their dependents through various defined contribution plans and defined benefit plans sponsored by the Company. The defined contribution plans include a capital accumulation plan (401(K)) in the United States. The defined benefit plans consist of various plans offered in certain jurisdictions outside of the United States and Bermuda.

Defined contribution plans (including (401(k))

Under these plans, employees’ contributions may be supplemented by ACE matching contributions based on the level of employee contribution. These contributions are invested at the election of each employee in one or more of several investment portfolios offered by a third party investment advisor. In addition, the Company may provide additional matching contributions, depending on its annual financial performance. Expenses for these plans totaled $54 million, $43 million and $39 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Defined benefit plans

The Company maintains non-contributory defined benefit plans that cover certain foreign employees, principally located in Europe and Asia. The Company does not provide any such plans to U.S. employees. Benefits under these plans are based on employees’ years of service and compensation during final years of service. All underlying defined benefit plans are subject to periodic actuarial valuation by qualified local actuarial firms. The Company funds the plans at the amount required by FAS No. 87, “Employers’ Accounting for Pensions” (FAS 87). The accumulated benefit obligation is compared to plan assets, both as defined in FAS 87, and any resulting deficiency is recorded as a liability.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

During 2003, the Company obtained detailed actuarial valuations for certain foreign plans that had not been included in the 2002 disclosure. To be consistent with the 2003 disclosure, previously reported disclosures for 2002 have been updated to include these plans. The status of the defined benefit pension plans at December 31, 2003 and 2002 is as follows:

(in thousands of U.S. dollars)	2003	2002

Change in projected benefit obligation
Projected benefit obligation, at beginning of year	$290,364	$247,338
Service cost	5,418	6,766
Interest cost	15,231	15,039
Actuarial (gain) loss	(703)	4,517
Benefits paid	(12,184)	(8,512)
Foreign currency losses	28,888	24,339
Plan amendments	358	783
Plan participants’ contributions	106	94

Projected benefit obligation, at end of year	$327,478	$290,364

Change in plan assets
Fair value of plan assets, at beginning of year	$160,839	$173,607
Actual return on plan assets	22,502	(27,274)
Employer contribution	10,719	7,612
Benefits paid	(12,184)	(8,512)
Foreign currency gains	17,132	15,312
Plan participants’ contributions	106	94

Fair value of plan assets, at end of year	$199,114	$160,839

Reconciliation of funded status
Funded status	$(128,364)	$(129,525)
Unrecognized net actuarial loss	79,760	85,753
Unrecognized past service	1,070	719
Unrecognized transition asset	122	122

Prepaid (accrued) benefit cost	$(47,412)	$(42,931)

Amounts recognized in the consolidated balance sheets
Prepaid benefit cost	$21,369	$20,681
Accrued benefit liability	(68,781)	(63,612)
Intangible asset	1,142	–
Additional minimum liability	(55,524)	–
Accumulated other comprehensive income	54,382	–

Prepaid (accrued) benefit cost	$(47,412)	$(42,931)

Components of net benefit cost
Service cost	$5,418	$6,766
Interest cost	15,231	15,039
Expected return on plan assets	(11,898)	(15,339)
Amortization of net transition asset	6	6
Amortization of prior service cost	97	13
Amortization of net actuarial loss	6,013	153

Net benefit cost	$14,867	$6,638

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

The following are the key assumptions used in the actuarial determination of the projected benefit obligation and net benefit cost:

	2003	2002

Weighted-average assumptions as of December 31
Discount rate	4.84%	5.22%
Expected rate of return on plan assets	6.69%	6.86%
Rate of future compensation increase	4.40%	3.36%

b) Options and stock appreciation rights

In February 1996 and November 1998, shareholders of the Company approved the ACE Limited 1995 Long-Term Incentive Plan and the ACE Limited 1998 Long-Term Incentive Plan, respectively (the “Incentive Plans”), which incorporate stock options, stock appreciation rights, restricted stock awards and stock purchase programs. At December 31, 2003, there were 6.9 million Ordinary Shares of the Company available for award under these Incentive Plans. Prior to the adoption of the Incentive Plans, the Company adopted the Equity Linked Incentive Plan, which incorporated both a Stock Appreciation Rights Plan and a Stock Option Plan (Option Plan) which will continue to run off. Under the Option Plan, generally, options expire ten years after the award date and are subject to a vesting period of four years. Stock options granted under the Incentive Plan may be exercised for Ordinary Shares of the Company upon vesting. Under the Incentive Plans, generally, options expire ten years after the award date and vest in equal portions over three years.

During 1999, the Company established the ACE Limited 1999 Replacement Stock Plan. This plan was established to replace existing Capital Re employee benefits in connection with the Capital Re acquisition, as well as to permit additional grants to employees of the Company. The Company may grant options, stock appreciation rights, stock units, performance shares, performance units, restricted stock and restricted stock units. Any such award shall be subject to such conditions, restrictions and contingencies as the Company determines. At December 31, 2003, two million Ordinary Shares were available for grant under this plan.

Following is a summary of options issued and outstanding for the years ended December 31, 2003, 2002 and 2001.

	Year of Expiration	Average Exercise Price	Options for Ordinary Shares

Balance at December 31, 2000			15,896,800
Options granted	2011	$35.63	3,821,615
Options exercised	2002-2010	$37.87	(1,648,326)
Options forfeited	2004-2011	$26.28	(999,459)

Balance at December 31, 2001			17,070,630
Options granted	2012	$42.57	5,220,693
Options exercised	2003-2012	$40.01	(2,232,985)
Options forfeited	2006-2012	$33.22	(746,051)

Balance at December 31, 2002			19,312,287
Options granted	2013	$28.13	4,021,112
Options exercised	2003-2012	$34.85	(4,215,968)
Options forfeited	2003-2013	$37.98	(726,295)

Balance at December 31, 2003			18,391,136

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

The following table summarizes the range of exercise prices for outstanding options at December 31, 2003.

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price

$ 7.63 – $15.00	743,003	1.61 years	$10.84	743,003	$10.84
$15.00 – $30.00	9,317,007	6.49 years	$24.78	5,813,799	$23.09
$30.00 – $43.90	8,331,126	7.77 years	$39.69	3,675,406	$38.68
	18,391,136			10,232,208

c) Employee stock purchase plan

The Company maintains an employee stock purchase plan (ESPP). Participation in the plan is available to all eligible employees. Maximum annual purchases by participants are limited to the number of whole shares that can be purchased by an amount equal to 10 percent of the participant’s compensation or $25,000, whichever is less. Participants may purchase shares at a purchase price equal to 85 percent of the lesser of (i) the fair market value of the stock on first day of the subscription period; or (ii) the fair market value of the stock on the last day of the subscription period. Pursuant to the provisions of the ESPP, during 2003, 2002 and 2001, employees paid $7.3 million, $7.5 million and $6.1 million, respectively to purchase 288,726 shares, 252,619 shares and 211,288 shares respectively.

d) Restricted stock awards

Under the Company’s long-term incentive plans 1,720,589 restricted Ordinary Shares were awarded during the year ended December 31, 2003, to officers of the Company and its subsidiaries. These shares vest at various dates through December 2007. In addition, during the year, 11,165 restricted Ordinary Shares were awarded to outside directors under the terms of the 1995 Outside Director Plan. These shares vest in May 2004.

Under the Company’s long-term incentive plans 881,142 restricted Ordinary Shares were awarded during the year ended December 31, 2002, to officers of the Company and its subsidiaries. These shares vest at various dates through December 2006. In addition, during 2002, 12,588 restricted Ordinary Shares were awarded to outside directors under the terms of the 1995 Outside Director Plan. These shares vested in May 2003.

At the time of grant the market value of the shares awarded under these grants is recorded as unearned stock grant compensation and is presented as a separate component of shareholders’ equity. The unearned compensation is charged to income over the vesting period using the accelerated method.

e) Deferred compensation obligation

The Company maintains a rabbi trust for deferred compensation plans for key employees and executive officers. In accordance with EITF 97-14, “Accounting for Deferred Compensation Agreements Where Amounts Earned are Held in a Rabbi Trust and Invested”, assets of the rabbi trust are to be consolidated with those of the employer, and the value of the employer’s stock held in the rabbi trust should be classified in shareholders’ equity and accounted for at historical cost in a manner similar to treasury stock. The shares issued by the Company to the rabbi trust are recorded in Ordinary Shares issued to employee trust and the obligation has been recorded in deferred compensation obligation. Both are components of shareholders’ equity.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

13. Earnings per share

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2003, 2002 and 2001:

(in thousands of U.S. dollars, except share and per share data)	2003	2002	2001

Numerator:
Net income (loss) before cumulative effect of adopting a new accounting standard	$1,417,482	$76,549	$(123,744)
Dividends on Mezzanine equity	(9,773)	(25,662)	(25,594)
Dividends on Preferred Shares	(26,236)	–	–

Net income (loss) available to holders of Ordinary Shares before cumulative effect	1,381,473	50,887	(149,338)
Cumulative effect of adopting a new accounting standard	–	–	(22,670)

Net income (loss) available to holders of Ordinary Shares	$1,381,473	$50,887	$(172,008)

Denominator:
Denominator for basic earnings (loss) per share:
Weighted average shares outstanding	270,620,114	260,535,836	233,799,588
Dilutive effect of Mezzanine equity	–	2,874,870	–
Effect of other dilutive securities	5,035,855	6,459,317	–

Denominator for diluted earnings (loss) per share: Adjusted weighted average shares outstanding and assumed conversions	275,655,969	269,870,023	233,799,588

Basic earnings (loss) per share:
Earnings (loss) per share before cumulative effect of adopting a new accounting standard	$5.10	$0.19	$(0.64)

Earnings (loss) per share	$5.10	$0.19	$(0.74)

Diluted earnings (loss) per share:
Earnings (loss) per share before cumulative effect of adopting a new accounting standard	$5.01	$0.19	$(0.64)

Earnings (loss) per share	$5.01	$0.19	$(0.74)

The denominator for diluted loss per share for the year ended December 31, 2001 does not include the dilutive effect of FELINE PRIDES and other dilutive securities. The incremental shares from assumed conversions are not included in computing diluted loss per share amounts as these shares are considered anti-dilutive. The dilutive effect of FELINE PRIDES for the year ended December 31, 2001 is 3,180,571 shares. Other dilutive securities totaled 8,085,418 shares for the year ended December 31, 2001.

14. Taxation

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

ACE Prime Holdings and ACE Cap Re USA Holdings, and their respective subsidiaries are subject to income taxes imposed by U.S. authorities and file U.S. tax returns. Should the U.S. subsidiaries pay a dividend to the Company, withholding taxes will apply. Certain international operations of the Company are also subject to income taxes imposed by the jurisdictions in which they operate.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

The Company is not subject to taxation other than as stated above. There can be no assurance that there will not be changes in applicable laws, regulations or treaties, which might require the Company to change the way it operates or become subject to taxation.

The income tax provision for the years ended December 31, 2003, 2002 and 2001 is as follows:

(in thousands of U.S. dollars)	2003	2002	2001

Current tax expense	$72,297	$29,432	$39,384
Deferred tax expense (benefit)	206,050	(145,120)	(118,058)

Provision for income taxes	$278,347	$(115,688)	$(78,674)

The weighted average expected tax provision has been calculated using pre-tax accounting income (loss) in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. A reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate for the years ended December 31, 2003, 2002 and 2001, is provided below.

(in thousands of U.S. dollars)	2003	2002	2001

Expected tax provision at weighted average rate	$274,624	$(121,639)	$(92,276)
Permanent differences
Tax-exempt interest	(16,018)	(16,917)	(15,234)
Other	3,334	9,166	(8,570)
Goodwill	2,110	–	23,113
Net withholding taxes	14,297	13,702	14,293

Total provision for income taxes	$278,347	$(115,688)	$(78,674)

The components of the net deferred tax asset as of December 31, 2003 and 2002 are as follows:

(in thousands of U.S. dollars)	2003	2002

Deferred tax assets
Loss reserve discount	$518,443	$500,061
Unearned premium reserve	114,521	94,566
Foreign tax credits	204,052	133,811
Investments	92,898	123,410
Bad debts	152,619	177,197
Net operating loss carryforward	412,469	518,879
Other	107,593	222,924

Total deferred tax assets	1,602,595	1,770,848

Deferred tax liabilities
Deferred policy acquisition costs	163,199	148,811
Unrealized appreciation on investments	174,547	159,090
Other	39,452	39,372

Total deferred tax liabilities	377,198	347,273

Valuation allowance	135,592	135,592

Net deferred tax asset	$1,089,805	$1,287,983

The valuation allowance of $135.6 million at December 31, 2003 and 2002, reflects management’s assessment, based on available information, that it is more likely than not that a portion of the deferred tax asset will not be realized due to the inability of certain foreign subsidiaries to generate sufficient taxable income. Adjustments to the valuation allowances are made when there is a change in management’s assessment of the amount of deferred tax asset that is realizable.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

At December 31, 2003, the Company has net operating loss carryforwards for U.S. federal income tax purposes of approximately $1.2 billion. The net operating loss carryforwards are available to offset future U.S. federal taxable income and, if unutilized, will expire in the years 2018-2022.

15. Statutory financial information

The Company’s insurance and reinsurance subsidiaries are subject to insurance laws and regulations in the jurisdictions in which they operate. These regulations include restrictions that limit the amount of dividends or other distributions, such as loans or cash advances, available to shareholders without prior approval of the insurance regulatory authorities. Statutory capital and surplus of the Bermuda subsidiaries was $3.6 billion at December 31, 2003 and $3.1 billion at December 31, 2002 and 2001. Statutory net income (loss) was $722 million, $486 million and $(24) million for the years ended December 31, 2003, 2002 and 2001, respectively.

There are no statutory restrictions on the payment of dividends from retained earnings by any of the Bermuda subsidiaries as the minimum statutory capital and surplus requirements are satisfied by the share capital and additional paid-in capital of each of the Bermuda subsidiaries.

The Company’s U.S. subsidiaries file financial statements prepared in accordance with statutory accounting practices prescribed or permitted by insurance regulators. In 1998, the National Association of Insurance Commissioners (NAIC) adopted the Codification of Statutory Accounting Principles guidance (the Codification), which replaces the current Accounting Practices and Procedures manual as the NAIC’s primary guidance on statutory accounting as of January 1, 2001. The Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in some areas. All states and Puerto Rico have adopted the Codification guidance, effective January 1, 2001.

Statutory accounting differs from generally accepted accounting policies in the reporting of certain reinsurance contracts, investments, subsidiaries, acquisition expenses, fixed assets, deferred income taxes and certain other items. As permitted by a state insurance department, certain of the Company’s U.S. subsidiaries discount certain asbestos-related and environmental pollution liabilities, which increase statutory surplus by approximately $183 million and $230 million as December 31, 2003 and 2002, respectively. In addition, one U.S. subsidiary is permitted to include in admitted assets an intercompany loan guaranteed by the parent company which serves to increase statutory surplus by approximately $129 million in 2003. Combined statutory surplus of the Company’s U.S. subsidiaries was $2.7 billion, $2.1 billion and $2.1 billion at December 31, 2003, 2002 and 2001, respectively. The combined statutory net income (loss) of these operations was $434 million, $(86) million and $150 million for the years ended December 31, 2003, 2002 and 2001, respectively. The statutory surplus of the U.S. subsidiaries met regulatory requirements.

The Company’s international subsidiaries prepare statutory financial statements based on local laws and regulations. Some jurisdictions impose complex regulatory requirements on insurance companies while other jurisdictions impose fewer requirements. In some countries, the Company must obtain licenses issued by governmental authorities to conduct local insurance business. These licenses may be subject to reserves and minimum capital and solvency tests. Jurisdictions may impose fines, censure, and/or impose criminal sanctions for violation of regulatory requirements.

16. Information provided in connection with outstanding debt of subsidiaries

The following tables present the condensed consolidating financial information for ACE Limited (the “Parent Guarantor”), ACE INA Holdings, Inc. and ACE Financial Services, Inc. (formerly Capital Re Corporation), (the “Subsidiary Issuers”) at December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002 and 2001. The Subsidiary Issuers are direct or indirect wholly-owned subsidiaries of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor and the Subsidiary Issuers under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings. The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuers (see Note 8).

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

Condensed Consolidating Balance Sheet at December 31, 2003

(in thousands of U.S. dollars)	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	ACE Financial Services, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	ACE Limited Consolidated

Assets
Total investments and cash	$44,163	$10,518,902	$1,208,081	$12,236,703	$–	$24,007,849
Insurance and reinsurance balances receivable	–	2,015,186	28,433	792,997	–	2,836,616
Reinsurance recoverable	–	12,055,309	–	2,025,407	–	14,080,716
Goodwill	–	2,130,908	96,723	483,199	–	2,710,830
Investments in subsidiaries	9,056,845	–	152,000	(152,000)	(9,056,845)	–
Due from subsidiaries and affiliates, net	349,617	(17,929)	(46,819)	64,748	(349,617)	–
Other assets	53,430	4,526,075	181,774	1,155,503	–	5,916,782

Total assets	$9,504,055	$31,228,451	$1,620,192	$16,606,557	$(9,406,462)	$49,552,793

Liabilities
Unpaid losses and loss expenses	$–	$18,996,890	$110,259	$8,047,689	$–	$27,154,838
Unearned premiums	–	3,757,093	389,027	1,904,668	–	6,050,788
Future policy benefits for life and annuity contracts	–	–	–	491,837	–	491,837
Short-term debt	–	545,727	–	–	–	545,727
Long-term debt	499,451	599,751	–	250,000	–	1,349,202
Trust preferred securities	–	400,000	75,000	–	–	475,000
Other liabilities	169,808	3,192,513	128,109	1,160,175	–	4,650,605

Total liabilities	669,259	27,491,974	702,395	11,854,369	–	40,717,997

Total shareholders’ equity	8,834,796	3,736,477	917,797	4,752,188	(9,406,462)	8,834,796

Total liabilities, mezzanine equity and shareholders’ equity	$9,504,055	$31,228,451	$1,620,192	$16,606,557	$(9,406,462)	$49,552,793

(1)Includes all other subsidiaries of ACE Limited and intercompany eliminations.

(2)Includes ACE Limited parent company eliminations.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

Condensed Consolidating Balance Sheet at December 31, 2002

(in thousands of U.S. dollars)	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	ACE Financial Services, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	ACE Limited Consolidated

Assets
Total investments and cash	$77,506	$7,413,714	$1,023,777	$10,194,061	$–	$18,709,058
Insurance and reinsurance balances receivable	–	1,729,439	28,252	896,299	–	2,653,990
Reinsurance recoverable	–	11,616,228	11,420	2,363,805	–	13,991,453
Goodwill	–	2,130,908	96,723	489,229	–	2,716,860
Investments in subsidiaries	7,095,429	–	152,000	(152,000)	(7,095,429)	–
Due from subsidiaries and affiliates, net	162,314	50,967	(49,681)	(1,286)	(162,314)	–
Other assets	42,703	4,235,625	210,477	1,393,790	–	5,882,595

Total assets	$7,377,952	$27,176,881	$1,472,968	$15,183,898	$(7,257,743)	$43,953,956

Liabilities
Unpaid losses and loss expenses	$–	$17,057,979	$75,960	$7,181,243	$–	$24,315,182
Unearned premiums	–	3,233,614	352,551	1,999,359	–	5,585,524
Future policy benefits for life and annuity contracts	–	–	–	442,264	–	442,264
Short-term debt	–	145,940	–	–	–	145,940
Long-term debt	499,282	999,655	–	250,000	–	1,748,937
Trust preferred securities	–	400,000	75,000	–	–	475,000
Other liabilities	178,934	2,574,801	160,238	1,627,400	–	4,541,373

Total liabilities	678,216	24,411,989	663,749	11,500,266	–	37,254,220
Mezzanine equity	311,050	–	–	–	–	311,050
Total shareholders’ equity	6,388,686	2,764,892	809,219	3,683,632	(7,257,743)	6,388,686
Total liabilities, mezzanine equity and shareholders’ equity	$7,377,952	$27,176,881	$1,472,968	$15,183,898	$(7,257,743)	$43,953,956

(1) Includes all other subsidiaries of ACE Limited and intercompany eliminations.

(2) Includes ACE Limited parent company eliminations.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

Condensed Consolidating Statement of Operations

For the year ended December 31, 2003 (in thousands of U.S. dollars)	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	ACE Financial Services, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	ACE Limited Consolidated

Net premiums written	$–	$5,174,709	$258,547	$4,781,752	$–	$10,215,008
Net premiums earned	–	4,736,025	177,400	4,688,958	–	9,602,383
Net investment income	18,441	364,902	47,179	449,583	(17,764)	862,341
Other income (expense)	–	(3,101)	–	(24,161)	–	(27,262)
Equity in earnings of subsidiaries	1,553,458	–	–	–	(1,553,458)	–
Net realized gains (losses)	(5,946)	47,111	52,328	158,787	–	252,280
Losses and loss expenses	–	3,309,348	56,706	2,751,348	–	6,117,402
Life and annuity benefits	–	–	–	181,077	–	181,077
Policy acquisition costs and administrative expenses	109,837	1,207,820	72,331	1,137,859	(9,838)	2,518,009
Interest expense	33,304	129,977	6,681	21,668	(14,205)	177,425
Income tax expense	5,330	169,817	40,374	62,826	–	278,347

Net income (loss)	$1,417,482	$327,975	$100,815	$1,118,389	$(1,547,179)	$1,417,482

Condensed Consolidating Statement of Operations

For the year ended December 31, 2002 (in thousands of U.S. dollars)	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	ACE Financial Services, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	ACE Limited Consolidated

Net premiums written	$–	$3,919,544	$124,618	$4,024,136	$–	$8,068,298
Net premiums earned	–	3,216,854	112,421	3,501,229	–	6,830,504
Net investment income	46,848	319,638	46,778	419,501	(30,624)	802,141
Other income (expense)	–	(28,362)	–	7,810	–	(20,552)
Equity in earnings of subsidiaries	215,437	–	–	–	(215,437)	–
Net realized losses	(79,480)	(161,691)	(29,681)	(218,237)	–	(489,089)
Losses and loss expenses	–	2,775,631	24,512	2,106,367	–	4,906,510
Life and annuity benefits	–	–	–	158,118	–	158,118
Policy acquisition costs and administrative expenses	71,018	847,766	49,699	939,302	(3,764)	1,904,021
Interest expense	27,431	149,065	11,892	20,658	(15,552)	193,494
Income tax expense (benefit)	7,807	(155,871)	5,908	26,468	–	(115,688)

Net income (loss)	$76,549	$(270,152)	$37,507	$459,390	$(226,745)	$76,549

(1)Includes all other subsidiaries of ACE Limited and intercompany eliminations.

(2)Includes ACE Limited parent company eliminations.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

Condensed Consolidating Statement of Operations

For the year ended December 31, 2001 (in thousands of U.S. dollars)	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	ACE Financial Services, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	ACE Limited Consolidated

Net premiums written	$–	$2,616,489	$88,997	$3,658,128	$–	$6,363,614
Net premiums earned	–	2,498,169	77,662	3,341,346	–	5,917,177
Net investment income	62,322	351,282	46,602	362,438	(36,775)	785,869
Other income (expense)	–	(1,078)	–	1,530	–	452
Equity in earnings of subsidiaries	(136,456)	–	–	–	136,456	–
Net realized gains (losses)	(13,524)	(52,441)	19,968	(12,362)	–	(58,359)
Losses and loss expenses	–	1,970,727	22,854	2,558,875	–	4,552,456
Life and annuity benefits	–	–	–	401,229	–	401,229
Policy acquisition costs and administrative expenses	58,164	765,725	38,270	753,754	(794)	1,615,119
Interest expense	(7,753)	179,505	14,013	20,492	(7,075)	199,182
Income tax expense (benefit)	8,345	(45,420)	8,229	(49,828)	–	(78,674)
Amortization of goodwill	–	57,960	4,205	17,406	–	79,571

Income (loss) before cumulative effect of adopting a new accounting standard	(146,414)	(132,565)	56,661	(8,976)	107,550	(123,744)
Cumulative effect of adopting a new accounting standard (net of income tax)	–	–	(22,800)	130	–	(22,670)

Net income (loss)	$(146,414)	$(132,565)	$33,861	$(8,846)	$107,550	$(146,414)

(1)Includes all other subsidiaries of ACE Limited and intercompany eliminations.

(2)Includes ACE Limited parent company eliminations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the year ended December 31, 2003 (in thousands of U.S. dollars)	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	ACE Financial Services, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	ACE Limited Consolidated

Net cash flows from (used for) operating activities	$(160,168)	$2,174,533	$196,156	$2,014,045	$4,224,566

Cash flows from investing activities
Purchases of fixed maturities	(2,003)	(7,351,386)	(416,883)	(12,725,029)	(20,495,301)
Purchases of equity securities	–	(107,213)	–	(57,161)	(164,374)
Sales of fixed maturities	59,845	4,072,454	240,401	11,249,486	15,622,186
Sales of equity securities	–	113,609	–	76,210	189,819
Maturities of fixed maturities	–	–	3,000	124,532	127,532
Net realized gains (losses) on investment derivatives	(6,265)	–	–	40,429	34,164
Capitalization of subsidiaries	(741,018)	705,217	–	35,801	–
Dividends received from subsidiaries	503,044	–	–	(503,044)	–
Other	–	82,505	–	(118,008)	(35,503)

Net cash flows from (used for) investing activities	(186,397)	(2,484,814)	(173,482)	(1,876,784)	(4,721,477)

Cash flows from financing activities
Dividends paid on Ordinary Shares	(198,395)			–	(198,395)
Dividends paid on Mezzanine equity	(9,773)			–	(9,773)
Dividends paid on Preferred Shares	(22,550)			–	(22,550)
Net proceeds from issuance of Preferred Shares	556,687		–		556,687
Repayment of short-term debt, net	–	(213)	–	–	(213)
Advances to (from) affiliates	(23,744)		(4,000)	27,744	–
Proceeds from exercise of options for Ordinary Shares	62,097		–	–	62,097
Proceeds from Ordinary Shares issued under ESPP	7,353		–	–	7,353

Net cash flows from (used for) financing activities	371,675	(213)	(4,000)	27,744	395,206

Net increase (decrease) in cash	25,110	(310,494)	18,674	165,005	(101,705)
Cash – beginning of year	2,150	478,161	4,438	178,606	663,355

Cash – end of year	$27,260	$167,667	$23,112	$343,611	$561,650

(1) Includes all other subsidiaries of ACE Limited and intercompany eliminations.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the year ended December 31, 2002 (in thousands of U.S. dollars)	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	ACE Financial Services, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	ACE Limited Consolidated

Net cash flows from (used for) operating activities	$(175,655)	$(146,920)	$67,146	$2,680,417	$2,424,988

Cash flows from investing activities
Purchases of fixed maturities	(53,613)	(3,719,650)	(651,029)	(13,525,531)	(17,949,823)
Purchases of equity securities	–	(85,164)	–	(133,688)	(218,852)
Sales of fixed maturities	399,456	3,106,157	577,428	11,865,380	15,948,421
Sales of equity securities	–	67,884	–	95,140	163,024
Maturities of fixed maturities	–	–	–	284,899	284,899
Net realized gains (losses) on investment derivatives	–	–	–	(105,429)	(105,429)
Settlement of an acquisition-related lawsuit	54,380	–	–	–	54,380
Capitalization of subsidiaries	(1,314,676)	1,280,691	100,000	(66,015)	–
Dividends received from subsidiaries	485,000	–	–	(485,000)	–
Other	–	(16,238)	–	(101,985)	(118,223)

Net cash flows from (used for) investing activities	(429,453)	633,680	26,399	(2,172,229)	(1,941,603)

Cash flows from financing activities
Dividends paid on Ordinary Shares	(167,470)	–	–	–	(167,470)
Dividends paid on Mezzanine equity	(25,662)	–	–	–	(25,662)
Repayment of short-term debt, net	–	145,940	(100,000)	(395,408)	(349,468)
Proceeds from long-term debt, net	499,155	(100,000)	–	–	399,155
Repayment of trust preferred securities	–	(400,000)	–	–	(400,000)
Advances to (from) affiliates	216,676	(9,866)	9,866	(216,676)	–
Proceeds from exercise of options for Ordinary Shares	44,562	–	–	–	44,562
Proceeds from Ordinary Shares issued under ESPP	7,472	–	–	–	7,472

Net cash flows from (used for) financing activities	574,733	(363,926)	(90,134)	(612,084)	(491,411)

Net increase (decrease) in cash	(30,375)	122,834	3,411	(103,896)	(8,026)
Cash – beginning of year	32,525	355,327	1,027	282,502	671,381

Cash – end of year	$2,150	$478,161	$4,438	$178,606	$663,355

(1)Includes all other subsidiaries of ACE Limited and intercompany eliminations.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the year ended December 31, 2001 (in thousands of U.S. dollars)	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	ACE Financial Services, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	ACE Limited Consolidated

Net cash flows from (used for) operating activities	$113,428	$(328,591)	$(51,649)	$1,619,817	$1,353,005

Cash flows from investing activities
Purchases of fixed maturities	(125,733)	(2,153,163)	(848,263)	(13,720,761)	(16,847,920)
Purchases of equity securities	–	(122,778)	–	(88,158)	(210,936)
Sales of fixed maturities	94,689	2,386,217	835,459	11,417,213	14,733,578
Sales of equity securities	–	122,437	–	82,405	204,842
Maturities of fixed maturities	–	–	4,500	40,429	44,929
Net realized losses on investment derivatives	–	–	–	(21,976)	(21,976)
Capitalization of subsidiaries	(1,101,000)	111,000	–	990,000	–
Dividends received from subsidiaries	338,873	–	–	(338,873)	–
Other	(1,009)	(60,594)	(7,337)	(20,175)	(89,115)

Net cash flows from (used for) investing activities	(794,180)	283,119	(15,641)	(1,659,896)	(2,186,598)

Cash flows from financing activities
Dividends paid on Ordinary Shares	(128,745)	–	–	–	(128,745)
Dividends paid on Mezzanine equity	(25,666)	–	–	–	(25,666)
Repurchase of Ordinary Shares	(179,446)	–	–	–	(179,446)
Proceeds from short-term debt, net	–	(335,708)	–	391,852	56,144
Proceeds from issuance of Ordinary Shares, net	1,135,878	–	–	–	1,135,878
Advances to (from) affiliates	(174,000)	483,060	41,741	(350,801)	–
Proceeds from exercise of options for Ordinary Shares	32,666	–	–	–	32,666
Proceeds from Ordinary Shares issued under ESPP	6,074	–	–	–	6,074

Net cash flows from (used for) financing activities	666,761	147,352	41,741	41,051	896,905

Net increase (decrease) in cash	(13,991)	101,880	(25,549)	972	63,312
Cash – beginning of year	46,516	253,447	26,576	281,530	608,069

Cash – end of year	$32,525	$355,327	$1,027	$282,502	$671,381

(1)Includes all other subsidiaries of ACE Limited and intercompany eliminations.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

17. Segment information

In 2002, following changes in executive management responsibilities, the Company reassessed and changed its reporting segments from individual operating units to lines of business. The Company now operates through four business segments: Insurance – North American, Insurance – Overseas General, Global Reinsurance and Financial Services. These segments distribute their products through various forms of brokers and agencies. Insurance – North American, Insurance – Overseas General and Global Reinsurance utilize direct marketing programs to reach clients, while Financial Services operates with major U.S. financial guaranty insurers, mortgage guaranty insurers in the U.S., U.K. and Australia, title insurers and European trade credit insurers. Additionally, Insurance – North American has formed Internet distribution channels for some of its products and Global Reinsurance and Financial Services have established relationships with reinsurance intermediaries.

The Insurance – North American segment includes the operations of ACE USA, ACE Canada and ACE Bermuda, excluding the financial solutions business in both the U.S. and Bermuda, which are included in the Financial Services segment. These operations provide a broad range of property and casualty insurance and reinsurance products, including excess liability, excess property, professional lines, aerospace, accident and health coverages and claim and risk management products and services, to a diverse group of commercial and non-commercial enterprises and consumers. The operations of ACE USA also include the run-off operations, which include Brandywine, Commercial Insurance Services, residual market workers’ compensation business, pools and syndicates not attributable to a single business group, the run-off of open market facilities and the run-off results of various other smaller exited lines of business. Run-off operations do not actively sell insurance products, but are responsible for the management of existing policies and related claims.

The Insurance – Overseas General segment consists of ACE International and the insurance operations of ACE Global Markets. ACE International includes ACE INA’s network of indigenous insurance operations, which were acquired in 1999. The segment has four regions of operations: ACE Asia Pacific, ACE Far East, ACE Latin America and the ACE European Group, (which comprises ACE Europe, ACE INA UK Limited and the insurance operations of ACE Global Markets). ACE Global Markets provides funds at Lloyd’s to support underwriting by the Lloyd’s syndicates managed by Lloyd’s managing agencies which are owned by the Company (including for segment purposes Lloyd’s operations owned by ACE Financial Services). The reinsurance operation of ACE Global Markets is included in the Global Reinsurance segment. Companies within the Insurance – Overseas General segment write a variety of insurance products including property, casualty, professional lines (D&O and E&O), marine, energy, aviation, political risk, consumer-oriented products and A&H – principally being supplemental accident.

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

a)    The following tables summarize the operations by segment for the years ended December 31, 2003, 2002 and 2001.

b)     For segment reporting purposes, certain items have been presented in a different manner than in the consolidated financial statements.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

Statement of Operations by Segment

For the year ended December 31, 2003 (in thousands of U.S. dollars)	Insurance– North American	Insurance– Overseas General	Global Reinsurance	Corporate and Other(1)	Consolidated Property & Casualty(2)	Financial Services	ACE Consolidated

Operations Data
Gross premiums written	$6,895,185	$5,190,704	$1,311,885	$–	$13,397,774	$1,046,319	$14,444,093
Net premiums written	4,015,100	3,751,181	1,224,450	–	8,990,731	1,039,381	10,030,112
Net premiums earned	3,653,394	3,563,397	1,100,268	–	8,317,059	1,101,371	9,418,430
Losses and loss expenses	2,520,551	2,143,573	559,498	–	5,223,622	893,780	6,117,402
Policy acquisition costs	386,759	682,455	211,174	–	1,280,388	60,676	1,341,064
Administrative expenses	402,188	486,388	61,790	123,117	1,073,483	84,361	1,157,844

Underwriting income (loss)	343,896	250,981	267,806	(123,117)	739,566	62,554	802,120

Life
Gross premiums written	–	–	192,824	–	–	–	192,824
Net premiums written	–	–	184,896	–	–	–	184,896
Net premiums earned	–	–	183,953	–	–	–	183,953
Life and annuity benefits	–	–	181,077	–	–	–	181,077
Policy acquisition costs	–	–	15,874	–	–	–	15,874
Administrative expenses	–	–	3,227	–	–	–	3,227
Net investment income	–	–	33,540	–	–	–	33,540

Underwriting income	–	–	17,315	–	–	–	17,315

Net investment income	410,362	158,831	87,443	(29,596)	627,040	201,761	828,801
Other income (expense)	(13,979)	(7,132)	3,198	(9,613)	(27,526)	264	(27,262)
Interest expense	28,755	3,565	72	138,181	170,573	6,852	177,425
Income tax expense (benefit)	179,748	84,191	14,115	(58,724)	219,330	26,766	246,096

Income (loss) excluding net realized gains (losses)	531,776	314,924	361,575	(241,783)	949,177	230,961	1,197,453
Net realized gains (losses)	39,570	(5,716)	33,320	(5,946)	61,228	191,052	252,280
Tax effect of net realized gains (losses)	(218)	4,959	345	–	5,086	(37,337)	(32,251)

Net income (loss)	$571,128	$314,167	$395,240	$(247,729)	$1,015,491	$384,676	$1,417,482

(1) Includes ACE Limited, ACE INA Holdings and intercompany eliminations.

(2) Excludes life reinsurance business.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

Statement of Operations by Segment

For the year ended December 31, 2002 (in thousands of U.S. dollars)	Insurance– North American	Insurance– Overseas General	Global Reinsurance	Corporate and Other(1)	Consolidated Property & Casualty(2)	Financial Services	ACE Consolidated

Operations Data
Gross premiums written	$6,116,356	$4,113,944	$887,069	$–	$11,117,369	$1,536,503	$12,653,872
Net premiums written	2,918,540	2,716,372	777,524	–	6,412,436	1,496,848	7,909,284
Net premiums earned	2,475,390	2,392,721	676,690	–	5,544,801	1,127,426	6,672,227
Losses and loss expenses	2,200,091	1,455,038	303,952	–	3,959,081	947,429	4,906,510
Policy acquisition costs	216,442	533,003	122,610	–	872,055	72,080	944,135
Administrative expenses	340,392	390,309	40,256	110,522	881,479	56,452	937,931

Underwriting income (loss)	(281,535)	14,371	209,872	(110,522)	(167,814)	51,465	(116,349)

Life
Gross premiums written	–	–	165,099	–	–	–	165,099
Net premiums written	–	–	159,014	–	–	–	159,014
Net premiums earned	–	–	158,277	–	–	–	158,277
Life and annuity benefits	–	–	158,118	–	–	–	158,118
Policy acquisition costs	–	–	16,553	–	–	–	16,553
Administrative expenses	–	–	5,402	–	–	–	5,402
Net investment income	–	–	27,005	–	–	–	27,005

Underwriting income	–	–	5,209	–	–	–	5,209

Net investment income	405,937	108,049	81,437	(12,267)	583,156	191,980	775,136
Other income (expense)	1,034	2,055	589	(25,587)	(21,909)	1,357	(20,552)
Interest expense	32,307	2,621	319	145,410	180,657	12,837	193,494
Income tax expense (benefit)	(4,339)	5,834	892	(77,029)	(74,642)	30,413	(44,229)

Income (loss) excluding net realized gains (losses)	97,468	116,020	295,896	(216,757)	287,418	201,552	494,179
Net realized gains (losses)	(198,861)	(37,013)	(57,232)	(79,481)	(372,587)	(116,502)	(489,089)
Tax effect of net realized gains (losses)	42,381	11,968	109	–	54,458	17,001	71,459

Net income (loss)	$(59,012)	$90,975	$238,773	$(296,238)	$(30,711)	$102,051	$76,549

(1) Includes ACE Limited, ACE INA Holdings and intercompany eliminations.

(2) Excludes life reinsurance business.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

Statement of Operations by Segment

For the year ended December 31, 2001 (in thousands of U.S. dollars)	Insurance– North American	Insurance– Overseas General	Global Reinsurance	Corporate and Other(1)	Consolidated Property & Casualty(2)	Financial Services	ACE Consolidated

Operations Data
Gross premiums written	$4,521,276	$3,289,200	$460,049	$–	$8,270,525	$1,480,785	$9,751,310
Net premiums written	1,986,001	2,154,222	354,323	–	4,494,546	1,461,378	5,955,924
Net premiums earned	1,816,731	1,940,814	324,567	–	4,082,112	1,428,785	5,510,897
Losses and loss expenses	1,373,255	1,464,964	317,019	–	3,155,238	1,397,218	4,552,456
Policy acquisition costs	206,064	444,809	68,259	–	719,132	57,680	776,812
Administrative expenses	315,473	332,500	29,755	94,583	772,311	55,357	827,668

Underwriting income (loss)	(78,061)	(301,459)	(90,466)	(94,583)	(564,569)	(81,470)	(646,039)

Life
Gross premiums written	–	–	414,052	–	–	–	414,052
Net premiums written	–	–	407,690	–	–	–	407,690
Net premiums earned	–	–	406,280	–	–	–	406,280
Life and annuity benefits	–	–	401,229	–	–	–	401,229
Policy acquisition costs	–	–	7,852	–	–	–	7,852
Administrative expenses	–	–	2,787	–	–	–	2,787
Net investment income	–	–	9,408	–	–	–	9,408

Underwriting income	–	–	3,820	–	–	–	3,820

Net investment income	425,762	102,193	69,775	5,146	602,876	173,585	776,461
Other income (expense)	1,030	(1,078)	–	–	(48)	500	452
Interest expense	37,163	2,591	733	141,919	182,406	16,776	199,182
Income tax expense (benefit)	93,841	(86,851)	(22,260)	(76,699)	(91,969)	21,309	(70,660)
Amortization of goodwill	(360)	3,755	14,011	57,960	75,366	4,205	79,571

Income (loss) excluding net realized gains (losses)	218,087	(119,839)	(9,355)	(212,617)	(127,544)	50,325	(73,399)
Net realized gains (losses)	(19,268)	(5,465)	(16,047)	(13,524)	(54,304)	(4,055)	(58,359)
Tax effect of net realized gains (losses)	8,167	2,244	(383)	–	10,028	(2,014)	8,014
Cumulative effect of new standard	(50)	441	539	–	930	(23,600)	(22,670)

Net income (loss)	$206,936	$(122,619)	$(25,246)	$(226,141)	$(170,890)	$20,656	$(146,414)

(1) Includes ACE Limited, ACE INA Holdings and intercompany eliminations.

(2) Excludes life reinsurance business

Underwriting assets for property and casualty and financial services are reviewed in total by management for purposes of decision-making. We do not allocate assets to our segments. Assets are specifically identified for our life reinsurance operations and corporate holding companies, including ACE Limited and ACE INA Holdings.

The following table summarizes the identifiable assets at December 31, 2003 and 2002.

(in millions of U.S. dollars)	2003	2002

Life reinsurance	$698	$623
Corporate	2,483	2,190
All other	46,372	41,141

Total assets	$49,553	$43,954

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

The following tables summarize the revenues of each segment by product offering for the years ended December 31, 2003, 2002 and 2001.

Net premiums earned by type of premium

Year ended December 31, 2003 (in millions of U.S. dollars)	Property & Casualty	Life, Accident & Health	Financial Guaranty	Financial Solutions	ACE Consolidated

Insurance – North American	$3,308	$346	$–	$–	$3,654
Insurance – Overseas General	2,989	574	–	–	3,563
Global Reinsurance	1,100	184	–	–	1,284
Financial Services	–	–	328	773	1,101

	$7,397	$1,104	$328	$773	$9,602

Year ended December 31, 2002 (in millions of U.S. dollars)	Property & Casualty	Life, Accident & Health	Financial Guaranty	Financial Solutions	ACE Consolidated

Insurance – North American	$2,350	$125	$–	$–	$2,475
Insurance – Overseas General	1,817	576	–	–	2,393
Global Reinsurance	677	158	–	–	835
Financial Services	–	–	282	845	1,127

	$4,844	$859	$282	$845	$6,830

Year ended December 31, 2001 (in millions of U.S. dollars)	Property & Casualty	Life, Accident & Health	Financial Guaranty	Financial Solutions	ACE Consolidated

Insurance – North American	$1,812	$4	$–	$–	$1,816
Insurance – Overseas General	1,427	511	–	3	1,941
Global Reinsurance	324	406	–	–	730
Financial Services	–	–	352	1,077	1,429

	$3,563	$921	$352	$1,080	$5,916

c) The following table summarizes the Company’s gross premiums written by geographic region. Allocations have been made on the basis of location of risk.

Year Ended	North America	Europe	Australia & New Zealand	Asia Pacific	Latin America

2003	64%	22%	3%	7%	4%

2002	64%	21%	2%	8%	5%

2001	63%	21%	2%	9%	5%

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

18. Condensed unaudited quarterly financial data

2003

(in thousands of U.S. dollars, except per share data)	Quarter Ended March 31, 2003	Quarter Ended June 30, 2003	Quarter Ended September 30, 2003	Quarter Ended December 31, 2003

Net premiums earned	$2,071,532	$2,306,592	$2,397,525	$2,826,734
Net investment income	206,412	211,947	214,689	229,293
Other income (expense)	(6,154)	726	(3,088)	(18,746)
Net realized gains (losses)	(40,089)	106,561	57,556	128,252

Total revenues	$2,231,701	$2,625,826	$2,666,682	$3,165,533

Losses and loss expenses	$1,282,833	$1,459,379	$1,518,478	$1,856,712

Life and annuity benefits	$48,499	$43,559	$44,524	$44,495

Net income	$247,444	$370,468	$354,965	$444,605

Basic earnings per share	$0.92	$1.35	$1.25	$1.56

Diluted earnings per share	$0.90	$1.32	$1.22	$1.53

2002

(in thousands of U.S. dollars, except per share data)	Quarter Ended March 31, 2002	Quarter Ended June 30, 2002	Quarter Ended September 30, 2002	Quarter Ended December 31, 2002

Net premiums earned	$1,359,809	$1,575,707	$1,925,579	$1,969,409
Net investment income	200,135	200,804	199,740	201,462
Other income (expense)	4,799	(12,068)	(14,032)	749
Net realized losses	(25,881)	(139,721)	(235,282)	(88,205)

Total revenues	$1,538,862	$1,624,722	$1,876,005	$2,083,415

Losses and loss expenses	$853,145	$960,949	$1,327,792	$1,764,624

Life and annuity benefits	$22,996	$23,311	$59,697	$52,114

Net income (loss)	$197,805	$103,900	$(56,510)	$(168,646)

Basic earnings (loss) per share	$0.74	$0.37	$(0.24)	$(0.67)

Diluted earnings (loss) per share	$0.70	$0.36	$(0.24)	$(0.67)

SCHEDULE  I

ACE Limited and Subsidiaries

SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN RELATED PARTIES

December 31, 2003 (in thousands of U.S. dollars)	Cost or Amortized Cost	Fair Value	Amount at which shown in the balance sheet

Fixed maturities:
Bonds:
U.S. Treasury and agency	$2,638,594	$2,707,850	$2,707,850
Non-U.S. governments	1,879,130	1,909,473	1,909,473
Corporate securities	8,286,468	8,688,884	8,688,884
Mortgage-backed securities	3,854,526	3,894,026	3,894,026
States, municipalities and political subdivision	1,347,687	1,445,034	1,445,034

Total fixed maturities	18,006,405	18,645,267	18,645,267

Equity securities:
Common stock:
Public utilities	1,190	1,517	1,517
Banks, trust and insurance companies	22,685	32,845	32,845
Industrial, miscellaneous and all other	377,362	509,449	509,449

Total equity securities	401,237	543,811	543,811
Securities on loan	650,160	684,629	684,629
Other investments	602,176	645,085	645,085
Short-term investments and cash	3,489,057	3,489,057	3,489,057

Total investments and cash	$23,149,035	$24,007,849	$24,007,849

SCHEDULE  II

ACE Limited and Subsidiaries

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS (Parent Company Only)

December 31, 2003 and 2002 (in thousands of U.S. dollars)	2003	2002

Assets
Investments in subsidiaries and affiliates on equity basis	$9,056,845	$7,095,429
Fixed maturities	9,451	60,408
Short-term investments	7,182	14,678
Other investments, at cost	270	270
Cash	27,260	2,150

Total investments and cash	9,101,008	7,172,935
Due from subsidiaries and affiliates, net	349,617	162,314
Other assets	53,430	42,703

Total assets	$9,504,055	$7,377,952

Liabilities
Accounts payable, accrued expenses and other liabilities	$116,626	$131,210
Dividends payable	53,182	47,724
Long-term debt	499,451	499,282

Total liabilities	669,259	678,216

Mezzanine equity	–	311,050

Shareholders’ equity
Preferred Shares	2,300	–
Ordinary Shares	11,662	10,945
Additional paid-in capital	4,765,355	3,781,112
Unearned stock grant compensation	(44,912)	(42,576)
Retained earnings	3,380,619	2,199,313
Deferred compensation obligation	16,687	18,631
Accumulated other comprehensive income	719,772	439,892
Ordinary Shares issued to employee trust	(16,687)	(18,631)

Total shareholders’ equity	8,834,796	6,388,686

Total liabilities, mezzanine equity and shareholders’ equity	$9,504,055	$7,377,952

STATEMENTS OF OPERATIONS (Parent Company Only)

For the years ended December 31, 2003, 2002 and 2001 (in thousands of U.S. dollars)	2003	2002	2001

Revenues
Investment income, including intercompany interest income	$(14,863)	$19,417	$70,075
Equity in net income of subsidiaries and affiliates	1,553,458	215,437	(136,456)
Net realized losses	(5,946)	(79,480)	(13,524)

	1,532,649	155,374	(79,905)
Expenses
Administrative and other expenses	(115,167)	(78,825)	(66,509)

Net income (loss)	$1,417,482	$76,549	$(146,414)

SCHEDULE  II  (continued)

ACE Limited and Subsidiaries

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF CASH FLOWS (Parent Company Only)

For the years ended December 31, 2003, 2002 and 2001 (in thousands of U.S. Dollars)	2003	2002	2001

Cash flows from operating activities
Net income (loss)	$1,417,482	$76,549	$(146,414)
Adjustments to reconcile net income (loss) to net cash flow from (used for) operating activities:
Equity in net income of subsidiaries and affiliates	(1,553,458)	(215,437)	136,456
Net realized losses	5,946	79,480	13,524
Amounts due to subsidiaries and affiliates, net	16,060	(138,038)	153,553
Accounts payable, accrued expenses and other liabilities	(14,584)	15,069	26,887
Accrued interest on advances from affiliate	(17,880)	(13,083)	(31,846)
Other	(13,734)	19,140	(38,300)
Amortization of premiums/discounts on fixed maturities	–	664	(432)

Net cash flows from (used for) operating activities	(160,168)	(175,656)	113,428

Cash flows from investing activities
Purchases of fixed maturities	(2,003)	(53,612)	(125,733)
Sales of fixed maturities	59,845	399,456	94,689
Net realized (gains) loss on investment derivatives	(6,265)	–	–
Dividends received from subsidiaries	503,044	485,000	338,873
Capitalization of subsidiaries	(741,018)	(1,314,676)	(1,101,000)
Advances from (to) affiliates	42,304	652,797	(695,100)
Other investments	–	–	(1,009)
Settlement of an acquisition-related lawsuit	–	54,380	–

Net cash flows from (used for) investing activities	(144,093)	223,345	(1,489,280)

Cash flows from financing activities
Dividends paid on Ordinary Shares	(198,395)	(167,470)	(128,745)
Dividends paid on Mezzanine equity	(9,773)	(25,662)	(25,666)
Dividends paid on Preferred Shares	(22,550)	–	–
Net proceeds from issuance of Preferred Shares	556,687	–	–
Proceeds from exercise of options for Ordinary Shares	62,097	44,562	32,666
Proceeds from Ordinary Shares issued under ESPP	7,353	7,472	6,074
Advances from (to) affiliates	(66,048)	(436,121)	521,100
Proceeds from long-term debt	–	499,155	–
Repurchase of Ordinary Shares	–	–	(179,446)
Net proceeds from issuance of Ordinary Shares	–	–	1,135,878

Net cash flows from (used for) financing activities	329,371	(78,064)	1,361,861

Net increase (decrease) in cash	25,110	(30,375)	(13,991)
Cash – beginning of year	2,150	32,525	46,516

Cash – end of year	$27,260	$2,150	$32,525

SCHEDULE  IV

Ace Limited and Subsidiaries

SUPPLEMENTAL INFORMATION CONCERNING REINSURANCE

Premiums Written

For the years ended December 31, 2003, 2002 and 2001 (in thousands of U.S. dollars)	Direct Amount	Ceded To Other Companies	Assumed From Other Companies	Net Amount

2003	$11,425,435	$4,421,909	$3,211,482	$10,215,008
2002	$9,939,024	$4,750,673	$2,879,947	$8,068,298
2001	$7,629,233	$3,801,748	$2,536,129	$6,363,614

SCHEDULE  VI

ACE Limited and Subsidiaries

SUPPLEMENTARY INFORMATION CONCERNING PROPERTY AND CASUALTY OPERATIONS

As of and for the years ended December 31, 2003, 2002 and 2001 (in thousands of U.S. dollars)

	Deferred Policy Acquisition Costs	Net Reserves for Unpaid Losses and Loss Expenses	Unearned Premium	Net Premiums Earned	Net Investment Income	Net Losses and Loss Expenses Incurred		Amortization of Deferred Policy Acquisition Costs	Net Paid Losses and Loss Expenses	Net Premiums Written
						Related to Current Year	Prior Year

2003	$999,442	$13,963,229	$6,047,697	$9,418,430	$828,801	$5,953,076	$164,326	$1,341,064	$3,905,842	$10,030,112
2002	$829,860	$11,318,018	$5,583,376	$6,672,227	$775,136	$4,197,829	$708,681	$944,135	$3,951,281	$7,909,284
2001	$677,776	$10,099,514	$3,852,019	$5,510,897	$776,461	$4,457,986	$94,470	$776,812	$3,749,854	$5,995,924