Form 10-K/A
period 2003-12-31
ACE LTD
filed 2004-04-05
CIK 896159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Explanatory Note

This Annual Report on Form 10-K/A amends the following information which was previously reported in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 which was filed on March 15, 2004: Analysis of Losses and Loss Expenses Development (i) Gross liability re-estimated for 2000, 2001 and 2002, (ii) Reinsurance recoverable on unpaid losses for 2000, 2001 and 2002 and (iii) Cumulative redundancy/(deficiency) on gross unpaid for 2000, 2001 and 2002.

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

Analysis of Losses and Loss Expenses Development

	Years ended September 30						Years ended December 31
(in millions of U.S. dollars)	1993	1994	1995	1996	1997	1998	1999(1)	2000	2001	2002	2003

Gross unpaid	$766	$1,176	$1,492	$1,978	$2,112	$3,738	$16,460	$17,388	$20,728	$24,315	$27,155
Net unpaid	766	1,176	1,489	1,892	2,007	2,678	8,909	9,065	10,099	11,318	13,963
Net paid (Cumulative) As Of:
1 year later	127	67	80	359	337	1,018	2,711	2,404	2,685	2,640
2 years later	183	122	414	663	925	1,480	4,077	3,831	4,596
3 years later	229	452	696	1,248	1,066	1,656	5,133	5,095
4 years later	559	726	1,259	1,372	1,171	1,813	6,132
5 years later	838	1,286	1,380	1,465	1,197	1,979
6 years later	1,398	1,369	1,468	1,481	1,235
7 years later	1,481	1,450	1,481	1,517
8 years later	1,562	1,438	1,516
9 years later	1,550	1,458
10 years later	1,564
Net Liability Re-estimated As Of:
End of year	$766	$1,176	$1,489	$1,892	$2,007	$2,678	$8,909	$9,065	$10,099	$11,318	$13,963
1 year later	966	1,177	1,489	1,892	1,990	2,753	8,848	9,159	10,808	11,490
2 years later	1,068	1,228	1,489	1,881	1,915	2,747	8,851	9,727	11,006
3 years later	1,211	1,387	1,480	1,824	1,853	2,722	9,371	9,963
4 years later	1,430	1,401	1,495	1,852	1,833	2,730	9,512
5 years later	1,443	1,472	1,589	1,932	1,816	2,715
6 years later	1,580	1,530	1,679	1,931	1,829
7 years later	1,642	1,606	1,654	1,936
8 years later	1,713	1,566	1,672
9 years later	1,672	1,580
10 years later	1,686
Cumulative redundancy/ (deficiency)	(920)	(404)	(183)	(44)	178	(37)	(603)	(898)	(907)	(172)(2)
Gross unpaid losses and loss expenses end of year	766	1,176	1,492	1,978	2,112	3,738	16,460	17,388	20,728	24,315	27,155
Reinsurance recoverable on unpaid losses	—	—	3	86	105	1,060	7,551	8,323	10,629	12,997	13,192

Net unpaid losses and loss expenses	766	1,176	1,489	1,892	2,007	2,678	8,909	9,065	10,099	11,318	13,963

Gross liability re-estimated	1,686	1,580	1,674	2,012	1,868	3,967	20,877	21,591	24,385	25,002
Reinsurance recoverable on unpaid losses	—	—	2	76	39	1,252	11,365	11,628	13,379	13,512

Net liability re-estimated	1,686	1,580	1,672	1,936	1,829	2,715	9,512	9,963	11,006	11,490

Cumulative redundancy/(deficiency) on gross unpaid	(920)	(404)	(182)	(34)	244	(229)	(4,417)	(4,203)	(3,657)	(687)

(1)	The 1999 year is for the 15-month period ended December 31, 1999.
(2)	The difference between the loss development included above and that reflected in the reconciliation of unpaid losses and loss expenses development of $8 million principally relates to certain changes in the deferred asset related to LPTs (value of reinsurance business assumed) that affects losses incurred but does not affect the table above.

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

April 5, 2004