Form 10-Q
period 2004-03-31
ACE LTD
filed 2004-05-10
CIK 896159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

YES ☑    NO ☐

The number of registrant’s Ordinary Shares ($0.041666667 par value) outstanding as of May 5, 2004 was 283,143,342.

ACE LIMITED

ACE LIMITED

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31 2004	December 31 2003
	(Unaudited)
	(in thousands of U.S. dollars, except share and per share data)
Assets
Investments and cash
Fixed maturities, at fair value (amortized cost - $19,128,774 and $18,006,405)	$19,919,523	$18,645,267
Equity securities, at fair value (cost - $413,635 and $401,237)	538,861	543,811
Securities on loan, at fair value (amortized cost/cost - $1,112,667 and $650,160)	1,183,380	684,629
Short-term investments, at fair value	3,290,342	2,927,407
Other investments (cost - $595,557 and $602,176)	642,511	645,085
Cash	613,886	561,650

Total investments and cash	26,188,503	24,007,849
Accrued investment income	275,888	258,379
Insurance and reinsurance balances receivable	3,492,535	2,836,616
Accounts and notes receivable	170,083	191,519
Reinsurance recoverable	14,062,255	14,080,716
Deferred policy acquisition costs	1,108,456	1,004,753
Prepaid reinsurance premiums	1,578,228	1,372,568
Funds withheld	238,833	255,587
Value of reinsurance business assumed	328,039	346,365
Goodwill	2,699,525	2,710,830
Deferred tax assets	997,034	1,089,805
Other assets	1,339,170	1,397,806

Total assets	$52,478,549	$49,552,793

Liabilities
Unpaid losses and loss expenses	$27,696,872	$27,154,838
Unearned premiums	6,929,562	6,050,788
Future policy benefits for life and annuity contracts	495,780	491,837
Funds withheld	188,275	208,728
Insurance and reinsurance balances payable	2,145,287	1,902,622
Deposit liabilities	217,443	212,335
Securities lending collateral	1,207,953	698,587
Payable for securities purchased	569,861	369,105
Accounts payable, accrued expenses and other liabilities	1,194,625	1,206,046
Dividends payable	53,717	53,182
Short-term debt	545,713	545,727
Long-term debt	1,349,268	1,349,202
Trust preferred securities	487,373	475,000

Total liabilities	43,081,729	40,717,997

Commitments and contingencies
Shareholders’ equity
Preferred Shares ($1.00 par value, 2,300,000 shares authorized, issued and outstanding)	2,300	2,300
Ordinary Shares ($0.041666667 par value, 500,000,000 shares authorized; 282,714,909 and 279,897,193 shares issued and outstanding)	11,781	11,662
Additional paid-in capital	4,863,868	4,765,355
Unearned stock grant compensation	(97,888)	(44,912)
Retained earnings	3,762,514	3,380,619
Deferred compensation obligation	16,648	16,687
Accumulated other comprehensive income	854,245	719,772
Ordinary Shares issued to employee trust	(16,648)	(16,687)

Total shareholders’ equity	9,396,820	8,834,796

Total liabilities and shareholders’ equity	$52,478,549	$49,552,793

See accompanying notes to the interim consolidated financial statements.

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended March 31, 2004 and 2003

(Unaudited)

	Three Months Ended March 31
	2004	2003
	(in thousands of U.S. dollars, except per share data)
Revenues
Gross premiums written	$4,415,475	$4,112,764
Reinsurance premiums ceded	(1,177,309)	(1,182,712)

Net premiums written	3,238,166	2,930,052
Change in unearned premiums	(638,489)	(858,520)

Net premiums earned	2,599,677	2,071,532
Net investment income	237,920	206,412
Net realized gains (losses)	57,261	(40,089)

Total revenues	2,894,858	2,237,855

Expenses
Losses and loss expenses	1,542,597	1,282,833
Life and annuity benefits	41,724	48,499
Policy acquisition costs	364,914	295,894
Administrative expenses	314,905	259,672
Interest expense	44,272	44,929
Other (income) expense	17,080	6,154

Total expenses	2,325,492	1,937,981

Income before income tax	569,366	299,874
Income tax expense	122,541	52,430

Net income	$446,825	$247,444

Basic earnings per share	$1.56	$0.92

Diluted earnings per share	$1.53	$0.90

See accompanying notes to the interim consolidated financial statements.

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the three months ended March 31, 2004 and 2003

(Unaudited)

	2004	2003
	(in thousands of U.S. dollars)
Preferred Shares
Balance – beginning of period	$2,300	$—
Shares issued	—	—

Balance – end of period	2,300	—

Ordinary Shares
Balance – beginning of period	11,662	10,945
Shares issued	64	68
Exercise of stock options	60	7
Issued under Employee Stock Purchase Plan (ESPP)	5	6
Cancellation of shares	(10)	(6)

Balance – end of period	11,781	11,020

Additional paid-in capital
Balance – beginning of period	4,765,355	3,781,112
Ordinary Shares issued	65,591	44,819
Exercise of stock options	34,346	3,134
Ordinary Shares issued under ESPP	3,678	3,381
Cancellation of Ordinary Shares	(10,531)	(3,901)
Tax benefit on employee stock options	5,429	11,109

Balance – end of period	4,863,868	3,839,654

Unearned stock grant compensation
Balance – beginning of period	(44,912)	(42,576)
Stock grants awarded	(66,421)	(44,882)
Stock grants forfeited	1,736	650
Amortization	11,709	5,520

Balance – end of period	(97,888)	(81,288)

Retained earnings
Balance – beginning of period	3,380,619	2,199,313
Net income	446,825	247,444
Dividends declared on Ordinary Shares	(53,717)	(44,964)
Dividends declared on Preferred Shares	(11,213)	—
Dividends declared on Mezzanine equity	—	(6,415)

Balance – end of period	3,762,514	2,395,378

Deferred compensation obligation
Balance – beginning of period	16,687	18,361
(Decrease) increase to obligation	(39)	(248)

Balance – end of period	$16,648	$18,113

See accompanying notes to the interim consolidated financial statements.

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (cont’d)

For the three months ended March 31, 2004 and 2003

(Unaudited)

	2004	2003
	(in thousands of U.S. dollars)
Accumulated other comprehensive income
Net unrealized appreciation (depreciation) on investments
Balance – beginning of period	$684,267	$476,411
Change in period, net of income tax	126,843	79,316

Balance – end of period	811,110	555,727

Minimum pension liability
Balance – beginning of period	(35,684)	—
Change in period, net of income tax	(1,122)	—

Balance – end of period	(36,806)	—

Cumulative translation adjustment
Balance – beginning of period	71,189	(36,519)
Change in period, net of income tax	8,752	18,473

Balance – end of period	79,941	(18,046)

Accumulated other comprehensive income	854,245	537,681

Ordinary Shares issued to employee trust
Balance – beginning of period	(16,687)	(18,361)
Decrease (increase) in Ordinary Shares	39	248

Balance – end of period	(16,648)	(18,113)

Total shareholders’ equity	$9,396,820	$6,702,445

See accompanying notes to the interim consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the three months ended March 31, 2004 and 2003

(Unaudited)

	2004	2003
	(in thousands of U.S. dollars)
Net income	$446,825	$247,444
Other comprehensive income
Net unrealized appreciation (depreciation) on investments
Unrealized appreciation (depreciation) on investments	235,657	111,924
Reclassification adjustment for net realized (gains) losses included in net income	(60,830)	(23,087)

	174,827	88,837
Cumulative translation adjustment	2,177	26,322
Minimum pension liability	(1,991)	—

Other comprehensive income, before income tax	175,013	115,159
Income tax expense related to other comprehensive income items	(40,540)	(17,370)

Other comprehensive income	134,473	97,789

Comprehensive income	$581,298	$345,233

See accompanying notes to the interim consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2004 and 2003

(Unaudited)

	2004	2003
	(in thousands of U.S. dollars)
Cash flows from operating activities
Net income	$446,825	$247,444
Adjustments to reconcile net income to net cash flows from (used for) operating activities:
Net realized (gains) losses	(57,261)	40,089
Amortization of premium/discounts on fixed maturities	25,972	15,724
Deferred income taxes	55,082	45,757
Unpaid losses and loss expenses	488,127	280,116
Unearned premiums	804,708	967,486
Future policy benefits for life and annuity contracts	3,943	16,293
Insurance and reinsurance balances payable	233,762	87,578
Accounts payable, accrued expenses and other liabilities	(19,736)	(3,146)
Insurance and reinsurance balances receivable	(653,206)	(543,324)
Reinsurance recoverable	57,899	(140,092)
Deferred policy acquisition costs	(97,377)	(79,286)
Prepaid reinsurance premiums	(158,465)	(68,546)
Funds withheld, net	(3,788)	40,071
Value of reinsurance business assumed	18,326	1,489
Other	27,311	(307,016)

Net cash flows from operating activities	$1,172,122	$600,637

Cash flows from investing activities
Purchases of fixed maturities	$(5,991,122)	$(4,511,425)
Purchases of equity securities	(109,176)	(35,988)
Sales of fixed maturities	4,895,148	3,809,724
Sales of equity securities	105,369	29,244
Maturities of fixed maturities	160	3,180
Net realized gains (losses) on investment derivatives	(877)	(31)
Other	6,932	(37,279)

Net cash flows used for investing activities	$(1,093,566)	$(742,575)

Cash flows from financing activities
Dividends paid on Ordinary Shares	$(53,182)	$(44,659)
Dividends paid on Preferred Shares	(11,213)	—
Net proceeds from (repayment of) short-term debt	(14)	498
Proceeds from exercise of options for Ordinary Shares	34,406	3,141
Proceeds from Ordinary Shares issued under ESPP	3,683	3,387
Dividends paid on Mezzanine equity	—	(6,415)

Net cash flows used for financing activities	$(26,320)	$(44,048)

Net increase (decrease) in cash	52,236	(185,986)
Cash – beginning of period	561,650	633,355

Cash – end of period	$613,886	$477,369

See accompanying notes to the interim consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	General

The interim unaudited consolidated financial statements, which include the accounts of the Company and its subsidiaries, have been prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, reflect all adjustments (consisting of normally recurring accruals) necessary for a fair presentation of results for such periods. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the consolidated financial statements, and related notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

The following table summarizes the Company’s gross premiums written by geographic region for the three months ended March 31, 2004 and 2003. Allocations have been made on the basis of location of risk.

Three Months Ended	North America	Europe	Australia & New Zealand	Asia Pacific	Latin America
March 31, 2004	60%	27%	3%	6%	4%
March 31, 2003	59%	29%	3%	5%	4%

2.	New accounting pronouncements

In July 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (SOP 03-1). This Statement of Position provides guidance on accounting and reporting by insurance enterprises for certain nontraditional long-duration contracts and for separate accounts and is effective for financial statements for fiscal years beginning after December 15, 2003. At the date of initial application of this SOP, the Company is required to make certain determinations, such as significance of mortality and morbidity risk and adjustment to contract holder liabilities. SOP 03-1 may not be applied retroactively to prior years’ financial statements, and the initial application should be as of the beginning of the entity’s fiscal year. Through the Global Reinsurance segment, the Company reinsures annuitization benefits, principally related to guaranteed minimum death benefits (GMDBs) and guaranteed minimum income benefits (GMIBs). The valuation of insurance liabilities related to the Company’s GMDB reinsurance product is subject to certain provisions of the SOP whereas the Company’s GMIB reinsurance product meets the definition of a derivative for accounting purposes and is therefore carried at fair value with changes in fair value recognized in income in the period of the change pursuant to FAS 133. Pursuant to SOP 03-1, liabilities for annuitization benefits, such as the minimum death benefit guarantee, are generally based on cumulative assessments or premiums to date multiplied by a benefit ratio that is determined by estimating the expected value of benefit payments and related adjustment expenses divided by the present value of cumulative assessment or expected fees during the annuitization period. In the event the Company was to anticipate an ultimate loss on the business over the in-force period of the underlying annuities, an additional liability would be established to recognize such losses. The Company adopted SOP 03-1 on January 1, 2004. In its capacity as reinsurer, the Company’s valuation of insurance liabilities related to its GMDB reinsurance program has been materially consistent with the requirements of the SOP. Consequently, the adoption of SOP 03-1 did not have a material impact on the Company’s consolidated financial statements. See Note 5b for further details regarding the Company’s reinsurance programs involving minimum benefit guarantees under annuity contracts.

In December 2003, FASB revised FAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (FAS 132), to require additional disclosures related to pensions and postretirement benefits. While retaining the existing disclosure requirements for pensions and postretirement benefits, additional disclosures are required related to pension plan assets, obligations, contributions and net benefit costs, beginning with fiscal years ending after December 15, 2003. For foreign plans, these additional disclosures are required beginning with fiscal years ending after June 15, 2004. Additional disclosures pertaining to benefit payments are also required for fiscal years ending after June 15, 2004. FAS 132 revisions also include additional disclosure requirements for interim financial reports beginning after December 15, 2003. Given that all of the Company’s defined benefit plans cover foreign employees, the Company is required to implement the additional disclosures beginning in its 2004 consolidated financial statements. Interim disclosure requirements have been implemented this quarter. (See Note 9).

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Investments

a)	Gross unrealized loss

The following table summarizes, for all securities in an unrealized loss position at March 31, 2004 (including securities on loan), the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position.

	0 - 12 Months		Over 12 Months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in thousands of U.S. dollars)
U.S. Treasury and agency	$279,982	$1,430	$—	$—	$279,982	$1,430
Non-U.S. governments	435,594	10,105	—	—	435,594	10,105
Corporate securities	1,534,660	13,265	5,341	84	1,540,001	13,349
Mortgage-backed securities	817,222	5,982	11,779	118	829,001	6,100
States, municipalities and political subdivisions	172,840	816	692	11	173,532	827

Total fixed maturities	3,240,298	31,598	17,812	213	3,258,110	31,811
Equities	62,500	4,923	—	—	62,500	4,923
Other investments	59,030	4,710	—	—	59,030	4,710

Total	$3,361,828	$41,231	$17,812	$213	$3,379,640	$41,444

b)	Variable interests related to equity investments in CDOs

As a complement to the Company’s credit default swap business and with the objective of enhancing investment yield, the Company invested in the equity tranches of six CDOs from June 2001 through August 2002. While the underlying assets in all six CDOs aggregated to $2.6 billion, the Company’s aggregate maximum exposure was $43.8 million, which approximated the cost of these investments. For the three months ended March 31, 2004, the Company sold five of these six positions resulting in a realized loss of approximately $7 million. The five positions sold represented $2.3 billion of the aforementioned $2.6 billion of aggregate assets in all six CDOs. At March 31, 2004, the underlying assets in the remaining CDO of $0.3 billion are principally invested in asset-backed securities, including investments in the debt tranches of other CDOs. While management considers the related entity to be a variable interest entity, as defined by FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”, the Company’s equity investment represents a small portion of the variable interest in the CDO. Accordingly, under FIN 46, the Company is not required to consolidate the entity. At March 31, 2004, the Company’s aggregate carrying value for the investments held is $1.2 million, which represents the Company’s remaining loss exposure related to these investments as of March 31, 2004.

4.	Goodwill

FAS No. 142, “Goodwill and Other Intangible Assets” (FAS 142) primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. All goodwill recognized in the Company’s consolidated balance sheet at January 1, 2002 was assigned to one or more reporting units. FAS 142 requires that goodwill in each reporting unit be tested for impairment annually. The Company recognized a goodwill impairment loss of $11 million primarily relating to the Company’s Lloyd’s life syndicate. The following table details the movement in goodwill by segment for the three months ended March 31, 2004.

	Insurance – North American	Insurance – Overseas General	Global Reinsurance	Financial Services	ACE Consolidated
	(in thousands of U.S. dollars)
Goodwill at beginning of period	$1,127,513	$1,121,636	$364,958	$96,723	$2,710,830
Goodwill impairment loss	—	—	—	(11,305)	(11,305)

Goodwill at end of period	$1,127,513	$1,121,636	$364,958	$85,418	$2,699,525

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	Reinsurance

a)	Consolidated reinsurance

The Company purchases reinsurance to manage various exposures including catastrophe risks. Although reinsurance agreements contractually obligate the Company’s reinsurers to reimburse it for the agreed-upon portion of its gross paid losses, they do not discharge the primary liability of the Company. The amounts for net premiums written and net premiums earned in the statements of operations are net of reinsurance. Direct, assumed and ceded amounts for these items for the three months ended March 31, 2004 and 2003 are as follows:

	Three Months Ended March 31
	2004	2003
	(in thousands of U.S. dollars)
Premiums written
Direct	$3,389,396	$3,084,049
Assumed	1,026,079	1,028,715
Ceded	(1,177,309)	(1,182,712)

Net	$3,238,166	$2,930,052

Premiums earned
Direct	$3,046,488	$2,598,802
Assumed	583,044	585,598
Ceded	(1,029,855)	(1,112,868)

Net	$2,599,677	$2,071,532

The composition of the Company’s reinsurance recoverable at March 31, 2004 and December 31, 2003, is as follows:

	March 31 2004	December 31 2003
	(in thousands of U.S. dollars)
Reinsurance recoverable on paid losses and loss expenses	$1,191,877	$1,277,119
Bad debt reserve on paid losses and loss expenses	(421,641)	(402,680)
Reinsurance recoverable on future policy benefits	15,484	14,668
Reinsurance recoverable on unpaid losses and loss expenses	13,817,518	13,749,189
Bad debt reserve on unpaid losses and loss expenses	(540,983)	(557,580)

Net reinsurance recoverable	$14,062,255	$14,080,716

The Company evaluates the financial condition of its reinsurers and potential reinsurers on a regular basis and also monitors concentrations of credit risk with reinsurers. The provision for unrecoverable reinsurance is established principally due to the anticipated failure of reinsurers to indemnify ACE, primarily because of disputes under reinsurance contracts and insolvencies. Provisions have been established for amounts estimated to be uncollectible.

Following is a breakdown of the Company’s reinsurance recoverable on paid losses at March 31, 2004 and December 31, 2003:

	March 31, 2004			December 31, 2003
Category	Amount	Bad Debt Reserve	% of Total Reserve	Amount	Bad Debt Reserve	% of Total Reserve
	(in millions of U.S. dollars)
General collections	$639	$44	6.9%	$730	$45	6.2%
Other	553	378	68.4%	547	358	65.4%

Total	$1,192	$422	35.4%	$1,277	$403	31.6%

General collections balances represents amounts in the process of collection in the normal course of business for which the Company has no indication of dispute or credit-related issues.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The other category includes amounts recoverable that are in dispute or are from companies who are in supervision, rehabilitation or liquidation. The Company’s estimation of this reserve considers the credit quality of the reinsurer and whether the Company has received collateral or other credit protections such as parental guarantees.

b)	Reinsurance programs involving minimum benefit guarantees under annuity contracts

Beginning in 2000, the Company has been engaged in reinsuring various death and living benefit guarantees associated with variable annuities issued primarily in the United States. Each reinsurance treaty covers variable annuities written during a limited period, typically not exceeding two years. The Company generally receives a monthly premium during the accumulation phase of the covered annuities (in-force) based on a percentage of the underlying accumulated account values. Depending on an annuitant’s age, the accumulation phase can last many years. To limit the Company’s exposure under these programs, all reinsurance treaties include aggregate claim limits and many include an aggregate deductible.

The guarantees which are payable on death, referred to as guaranteed minimum death benefits (GMDBs), principally cover shortfalls between accumulated account value at the time of an annuitant’s death and either i) an annuitant’s total deposits; ii) an annuitant’s total deposits plus a minimum annual return; or iii) the highest accumulated account value attained during any policy anniversary date. In addition, a death benefit may be based on a formula specified in the variable annuity contract that uses a percentage of the growth of the underlying contract value. Reinsurance programs covering GMDBs are accounted for pursuant to SOP 03-1. (See Note 2).

Under reinsurance programs covering living benefit guarantees, the Company assumes the risk of guaranteed minimum income benefits (GMIBs) associated with variable annuity contracts. The GMIB risk is triggered if, at the time the contract holder elects to convert the accumulated account value to a periodic payment stream (annuitize), the accumulated account value is not sufficient to purchase a guaranteed minimum level of monthly income. The Company’s GMIB reinsurance product meets the definition of a derivative for accounting purposes and is therefore carried at fair value with changes in fair value recognized in income in the period of the change pursuant to FAS 133. As the assuming entity, the Company is obligated to provide coverage until the expiration of the underlying annuities. Therefore, to best disclose the nature of the underlying risk over the exposure period within the statement of operations, the Company presents the change in fair value as follows. Premiums received under the reinsurance treaties are classified as premium. Expected losses allocated to premiums received are classified as life and annuity benefits and valued pursuant to SOP 03-1, similar to GMDB reinsurance. Other changes in fair value, principally arising from changes in expected losses allocated to expected future premiums, are classified as realized gains (losses). As fair value generally represents the cost to exit a business and thus includes a risk margin, the Company may recognize a loss for other changes in fair value during a given period due to temporary adverse changes in the capital markets (i.e., declining interest rates and/or declining equity markets) even when the Company continues to expect the business to be profitable. Management believes this presentation provides the most meaningful disclosure of changes in the underlying risk within the GMIB reinsurance program for a given reporting period.

For the quarter ended March 31, 2004, net premiums earned and life and annuity benefits expense were $9.6 million and $3.8 million, respectively, for GMDB reinsurance and $12.6 million and $5.2 million, respectively, for GMIB reinsurance. For the quarter ended March 31, 2003, net premiums earned and life and annuity benefits expense were $12.1 million and $11.1 million, respectively, for GMDB reinsurance and $3.1 million and $1.5 million, respectively, for GMIB reinsurance. In addition, for the quarter ended March 31, 2004, the Company reported a $25 million loss from other changes in fair value related to GMIB reinsurance which is reflected in net realized gains (losses).

At March 31, 2004, reported liabilities for GMDB and GMIB reinsurance were $23.5 million and $53.6 million, respectively. Reported liabilities for both GMDB and GMIB reinsurance are determined using internal valuation models. Such valuations require considerable judgment and are subject to significant uncertainty. The valuation of these products is subject to fluctuations arising from, among other factors, changes in interest rates, changes in the equity markets, and changes in the allocation of the investments underlying annuitant’s account value. These models and the related assumptions are continually reviewed by management and enhanced, as appropriate, based upon improvements in modeling techniques and availability of more timely information, such as market conditions and demographics of in-force annuities.

At March 31, 2004, the Company’s net amount at risk from its GMDB and GMIB reinsurance programs are $246 million and $32 million, respectively. For each annuity reinsured under the GMDB program, the net amount at risk typically represents the excess, if any, of the current guaranteed value over the current account value as of the balance sheet date. In determining the aggregate net amount at risk for the GMDB program, it is assumed that there are no lapses or annuitizations, no future changes in each policy’s account value and guaranteed value, and deaths occur over the lifetime of the reinsured policies based on the 1994 GMDB mortality table. For each annuity reinsured under the GMIB program, the net amount at risk typically represents the excess, if any, of the present value of the minimum guaranteed annuity payments over the present value of the annuity payments otherwise available as of the balance sheet date. In determining the aggregate net amount at risk for the GMIB program, it is assumed that there are no lapses or deaths, no future changes in each policy’s account value and guaranteed value, and an annual annuitization rate at or near the limit stated for each reinsurance treaty. The net amount at risk is subject to significant fluctuation due to several factors including changes in equity markets and interest rates as well as the addition of new reinsured annuities.

6.	Commitments, contingencies and guarantees

The Company invests in private equity partnerships with a carrying value of $91 million included in other investments. In connection with these investments, the Company has commitments that may require funding of up to $106.4 million over the next several years.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company provides and reinsures financial guaranties issued to support public and private borrowing arrangements. Financial guaranty insurance provides an unconditional and irrevocable guaranty that indemnifies the insured against non-payment of principal and interest on an insured debt obligation when due. The Company’s potential liability in the event of non-payment by the issuer of the insured obligation is represented by its proportionate share of the aggregate outstanding principal and interest payable (insurance in force) on such insured obligation. In synthetic transactions, the Company guarantees payment obligations of counterparties under credit default swaps. The Company does not record a carrying value for future installment premiums on financial guaranties as they are recognized over the term of the contract. The net par outstanding exposure as at March 31, 2004 and December 31, 2003, of financial guaranty aggregate insured portfolios was $90.6 billion and $88.9 billion respectively, which includes credit default swap exposures of $22.6 billion and $23.9 billion, respectively.

7.	Credit facilities

In April 2004, the Company replaced its $500 million, 364-day revolving credit facility and its $250 million, five-year revolving credit facility with a $600 million three-year credit facility. This facility is available for general corporate purposes, commercial paper back-up and the issuance of letters of credit (LOCs). At March 31, 2004, the outstanding LOCs issued under the replaced facilities was $64 million and commercial paper outstanding was $146 million. There were no other drawings or LOCs issued under these facilities.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.	Debt

The following table outlines the Company’s debt at March 31, 2004 and December 31, 2003.

	March 31 2004	December 31 2003
	(in millions of U.S. dollars)
Short-term debt
ACE INA commercial paper	$146	$146
ACE INA Notes due 2004	400	400

	546	546

Long-term debt
ACE INA Notes due 2006	300	300
ACE Limited Senior Notes due 2007	499	499
ACE US Holdings Senior Notes due 2008	250	250
ACE INA Subordinated Notes due 2009	200	200
ACE INA Debentures due 2029	100	100

	$1,349	$1,349

Trust Preferred Securities
Capital Re LLC Monthly Income Preferred Securities due 2044	$75	$75
ACE INA Trust Preferred Securities due 2029	103	100
ACE INA Capital Securities due 2030	309	300

	$487	$475

a)	Short-term debt

The Company has commercial paper programs that use revolving credit facilities as back-up facilities and provide for up to $2.8 billion in commercial paper issuance (subject to the availability of back-up facilities, which totaled $686 million at March 31, 2004) for ACE and for ACE INA. For the three months ended March 31, 2004, and 2003, commercial paper rates averaged 1.2 percent and 1.5 percent, respectively.

9.	Defined benefit plans

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Net periodic benefit costs recognized by component for the three months ended March 31, 2004 and 2003 is as follows:

	Three Months Ended March 31
	2004	2003
	(in thousands of U.S. dollars)
Components of net benefit cost
Service cost	$1,364	$1,355
Interest cost	3,972	3,807
Expected return on plan assets	(3,468)	(2,975)
Amortization of net transition asset	2	2
Amortization of prior service cost	1,583	1,504
Amortization of net actuarial loss	26	24

Net benefit cost	$3,479	$3,717

10.	Restricted stock awards

Under the Company’s long-term incentive plans, 1,508,080 restricted Ordinary Shares were awarded during the three months ended March 31, 2004, to officers of the Company and its subsidiaries. These shares vest at various dates through March 2008.

At the time of grant the market value of the shares awarded under these grants is recorded as unearned stock grant compensation and is presented as a separate component of shareholders’ equity. The unearned compensation is charged to income over the vesting period using the accelerated method.

11.	Earnings per share

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended March 31
	2004	2003
	(in thousands of U.S. dollars, except share and per share data)
Numerator:
Net income	$446,825	$247,444
Dividends on Preferred Shares	(11,336)	—
Dividends on Mezzanine equity	—	(6,415)

Net income available to holders of Ordinary Shares	$435,489	$241,029

Denominator:
Denominator for basic earnings per share:
Weighted average shares outstanding	278,937,204	260,986,223
Dilutive effect of Mezzanine equity	—	916,016
Effect of other dilutive securities	5,352,364	6,138,426

Denominator for diluted earnings per share:
Adjusted weighted average shares outstanding and assumed conversions	284,289,568	268,040,665

Basic earnings per share	$1.56	$0.92

Diluted earnings per share	$1.53	$0.90

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.	FAS 148 Pro Forma Disclosures

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

Following is a summary of options issued and outstanding for the three months ended March 31, 2004 and 2003:

	Year of Expiration	Average Exercise Price	Options for Ordinary Shares	Year of Expiration	Average Exercise Price	Options for Ordinary Shares
	Three Months Ended March 31, 2004			Three Months Ended March 31, 2003
Balance – beginning of period			18,391,136			19,312,287
Options granted	2014	$43.55	2,055,820	2013	$27.61	3,383,712
Options exercised	2004-2013	$43.67	(1,432,480)	2007-2010	$29.90	(183,813)
Options forfeited	2006-2014	$49.34	(62,996)	2003-2012	$41.16	(109,050)

Balance – end of period			18,951,480			22,403,136

The following table outlines the Company’s net income available to holders of Ordinary Shares and diluted earnings per share for the three months ended March 31, 2004 and 2003, had the compensation cost been determined in accordance with the fair value method recommended in FAS 123.

	Three Months Ended March 31
	2004	2003
	(in thousands of U.S. dollars, except per share data)
Net income available to holders of Ordinary Shares:
As reported	$435,489	$241,029
Add: Stock-based compensation expense included in reported net income, net of income tax	$9,153	$4,597
Deduct: Compensation expense, net of income tax	$20,198	$10,986
Pro forma	$424,444	$234,640
Basic earnings per share:
As reported	$1.56	$0.92
Pro forma	$1.52	$0.90
Diluted earnings per share:
As reported	$1.53	$0.90
Pro forma	$1.50	$0.87

The fair value of the options issued is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants for the three months ended March 31, 2004 and 2003, respectively: dividend yield of 1.74 percent and 2.46 percent, expected volatility of 26.76 percent and 32.74 percent, risk free interest rate of 2.71 percent and 2.33 percent. The expected life is four years and the forfeiture rate is 5 percent for 2004 and 2003.

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The income tax provision for the three months ended March 31, 2004 and 2003 is as follows:

	Three Months Ended March 31
	2004	2003
	(in thousands of U.S. dollars)
Current tax expense	$67,459	$6,673
Deferred tax expense	55,082	45,757

Provision for income taxes	$122,541	$52,430

The weighted average expected tax provision has been calculated using pre-tax accounting income (loss) in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. A reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate for the three months ended March 31, 2004 and 2003, is provided below.

	Three Months Ended March 31
	2004	2003
	(in thousands of U.S. dollars)
Expected tax provision at weighted average rate	$122,596	$52,296
Permanent differences
Tax-exempt interest	(4,098)	(3,802)
Other	(3,342)	(510)
Goodwill	3,957	525
Net withholding taxes	3,428	3,921

Total provision for income taxes	$122,541	$52,430

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The components of the net deferred tax asset at March 31, 2004 and December 31, 2003 are as follows:

	March 31 2004	December 31 2003
	(in thousands of U.S. dollars)
Deferred tax assets
Loss reserve discount	$538,849	$518,443
Unearned premium reserve	125,192	114,521
Foreign tax credits	263,963	204,052
Investments	91,140	92,898
Bad debts	151,978	152,619
Net operating loss carryforward	347,306	412,469
Other	34,059	107,593

Total deferred tax assets	1,552,487	1,602,595

Deferred tax liabilities
Deferred policy acquisition costs	175,405	163,199
Unrealized appreciation on investments	222,531	174,547
Other	24,776	39,452

Total deferred tax liabilities	422,712	377,198

Valuation allowance	132,741	135,592

Net deferred tax asset	$997,034	$1,089,805

The valuation allowance of $133 million at March 31, 2004 and $136 million at December 31, 2003, reflects management’s assessment, based on available information, that it is more likely than not that a portion of the deferred tax asset will not be realized due to the inability of certain foreign subsidiaries to generate sufficient taxable income. Adjustments to the valuation allowances are made when there is a change in management’s assessment of the amount of deferred tax asset that is realizable.

At March 31, 2004, the Company has net operating loss carryforwards for U.S. federal income tax purposes of approximately $992 million. The net operating loss carryforwards are available to offset future U.S. federal taxable income and, if unutilized, will expire in the years 2018-2022.

14.	Information provided in connection with outstanding debt of securities

The following tables present the condensed consolidating financial information for ACE Limited (the “Parent Guarantor”), ACE INA Holdings, Inc. and ACE Financial Services, Inc. (formerly Capital Re Corporation), (the “Subsidiary Issuers”) at March 31, 2004 and December 31, 2003 and for the three months ended March 31, 2004 and 2003. The Subsidiary Issuers are direct or indirect wholly-owned subsidiaries of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor and the Subsidiary Issuers under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings. The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuers.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Balance Sheet at March 31, 2004

(in thousands of U.S. dollars)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	ACE Financial Services, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	ACE Limited Consolidated
Assets
Total investments and cash	$63,225	$11,661,955	$1,243,585	$13,219,738	$—	$26,188,503
Insurance and reinsurance balances receivable	—	2,519,742	27,607	945,186	—	3,492,535
Reinsurance recoverable	—	12,219,213	—	1,843,042	—	14,062,255
Goodwill	—	2,130,908	85,417	483,200	—	2,699,525
Investments in subsidiaries	9,447,596	—	152,000	(152,000)	(9,447,596)	—
Due (to) from subsidiaries and affiliates, net	517,346	(83,204)	(41,747)	124,951	(517,346)	—
Other assets	62,005	4,771,358	99,009	1,103,359	—	6,035,731

Total assets	$10,090,172	$33,219,972	$1,565,871	$17,567,476	$(9,964,942)	$52,478,549

Liabilities
Unpaid losses and loss expenses	$—	$19,659,130	$115,955	$7,921,787	$—	$27,696,872
Unearned premiums	—	4,555,597	398,118	1,975,847	—	6,929,562
Future policy benefits for life and annuity contracts	—	—	—	495,780	—	495,780
Short-term debt	—	545,713	—	—	—	545,713
Long-term debt	499,493	599,775	—	250,000	—	1,349,268
Trust preferred securities	—	412,373	75,000	—	—	487,373
Other liabilities	193,859	3,513,416	36,048	1,833,838	—	5,577,161

Total liabilities	693,352	29,286,004	625,121	12,477,252	—	43,081,729

Total shareholders’ equity	9,396,820	3,933,968	940,750	5,090,224	(9,964,942)	9,396,820

Total liabilities and shareholders’ equity	$10,090,172	$33,219,972	$1,565,871	$17,567,476	$(9,964,942)	$52,478,549

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.

(2)	Includes ACE Limited parent company eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Balance Sheet at December 31, 2003

(in thousands of U.S. dollars)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	ACE Financial Services, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	ACE Limited Consolidated
Assets
Total investments and cash	$44,163	$10,518,902	$1,208,081	$12,236,703	$—	$24,007,849
Insurance and reinsurance balances receivable	—	2,015,186	28,433	792,997	—	2,836,616
Reinsurance recoverable	—	12,055,309	—	2,025,407	—	14,080,716
Goodwill	—	2,130,908	96,723	483,199	—	2,710,830
Investments in subsidiaries	9,056,845	—	152,000	(152,000)	(9,056,845)	—
Due from subsidiaries and affiliates, net	349,617	(17,929)	(46,819)	64,748	(349,617)	—
Other assets	53,430	4,526,075	181,774	1,155,503	—	5,916,782

Total assets	$9,504,055	$31,228,451	$1,620,192	$16,606,557	$(9,406,462)	$49,552,793

Liabilities
Unpaid losses and loss expenses	$—	$18,996,890	$110,259	$8,047,689	$—	$27,154,838
Unearned premiums	—	3,757,093	389,027	1,904,668	—	6,050,788
Future policy benefits for life and annuity contracts	—	—	—	491,837	—	491,837
Short-term debt	—	545,727	—	—	—	545,727
Long-term debt	499,451	599,751	—	250,000	—	1,349,202
Trust preferred securities	—	400,000	75,000	—	—	475,000
Other liabilities	169,808	3,192,513	128,109	1,160,175	—	4,650,605

Total liabilities	669,259	27,491,974	702,395	11,854,369	—	40,717,997

Total shareholders’ equity	8,834,796	3,736,477	917,797	4,752,188	(9,406,462)	8,834,796

Total liabilities and shareholders’ equity	$9,504,055	$31,228,451	$1,620,192	$16,606,557	$(9,406,462)	$49,552,793

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.

(2)	Includes ACE Limited parent company eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Operations

For the three months ended March 31, 2004

(in thousands of U.S. dollars)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	ACE Financial Services, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	ACE Limited Consolidated
Net premiums written	$—	$1,789,252	$47,565	$1,401,349	$—	$3,238,166
Net premiums earned	—	1,341,052	37,933	1,220,692	—	2,599,677
Net investment income	3,422	106,161	12,753	118,820	(3,236)	237,920
Other income (expense)	—	(3,326)	(11,305)	(2,449)	—	(17,080)
Equity in earnings of subsidiaries	491,241	—	—	—	(491,241)	—
Net realized gains (losses)	(14,021)	35,612	9,986	25,684	—	57,261
Losses and loss expenses	—	875,091	9,015	658,491	—	1,542,597
Life and annuity benefits	—	—	—	41,724	—	41,724
Policy acquisition costs and administrative expenses	26,567	336,791	20,371	292,941	3,149	679,819
Interest expense	6,280	32,536	1,613	5,120	(1,277)	44,272
Income tax expense	970	81,516	7,670	32,385	—	122,541

Net income	$446,825	$153,565	$10,698	$332,086	$(496,349)	$446,825

Condensed Consolidating Statement of Operations

For the three months ended March 31, 2003

(in thousands of U.S. dollars)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	ACE Financial Services, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	ACE Limited Consolidated
Net premiums written	$—	$1,413,028	$52,344	$1,464,680	$—	$2,930,052
Net premiums earned	—	976,058	35,010	1,060,464	—	2,071,532
Net investment income	5,432	85,511	11,401	109,690	(5,622)	206,412
Other income (expense)	—	(1,000)	—	(5,154)	—	(6,154)
Equity in earnings of subsidiaries	282,585	—	—	—	(282,585)	—
Net realized losses	(8,610)	(16,268)	(2,837)	(12,374)	—	(40,089)
Losses and loss expenses	—	662,456	8,055	612,322	—	1,282,833
Life and annuity benefits	—	—	—	48,499	—	48,499
Policy acquisition costs and administrative expenses	19,936	250,807	15,256	270,997	(1,430)	555,566
Interest expense	10,340	32,970	1,687	5,461	(5,529)	44,929
Income tax expense	1,687	34,859	4,349	11,535	—	52,430

Net income	$247,444	$63,209	$14,227	$203,812	$(281,248)	$247,444

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.

(2)	Includes ACE Limited parent company eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the three months ended March 31, 2004

(in thousands of U.S. dollars)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	ACE Financial Services, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	ACE Limited Consolidated
Net cash flows from (used for) operating activities	$(29,876)	$820,708	$23,103	$358,187	$1,172,122

Cash flows from investing activities
Purchases of fixed maturities	(26,877)	(2,801,197)	(40,839)	(3,122,209)	(5,991,122)
Purchases of equity securities	—	(36,302)	—	(72,874)	(109,176)
Sales of fixed maturities	—	2,039,543	20,816	2,834,789	4,895,148
Sales of equity securities	—	35,840	—	69,529	105,369
Maturities of fixed maturities	—	—	—	160	160
Net realized gains (losses) on investment derivatives	(14,021)	5,031	—	8,113	(877)
Capitalization of subsidiaries	(37,987)	57,994	—	(20,007)	—
Dividends received from subsidiaries	235,834	—	—	(235,834)	—
Other	—	(21,057)	4,913	23,076	6,932

Net cash flows from (used for) investing activities	$156,949	$(720,148)	$(15,110)	$(515,257)	$(1,093,566)

Cash flows from financing activities
Dividends paid on Ordinary Shares	(53,182)	—	—	—	(53,182)
Dividends paid on Preferred Shares	(11,213)	—	—	—	(11,213)
Proceeds from short-term debt, net	—	(14)	—	—	(14)
Advances to (from) affiliates	(108,927)	—	—	108,927	—
Proceeds from exercise of options for Ordinary Shares	34,406	—	—	—	34,406
Proceeds from Ordinary Shares issued under ESPP	3,683	—	—	—	3,683

Net cash flows from (used for) financing activities	$(135,233)	$(14)	$—	$108,927	$(26,320)

Net increase (decrease) in cash	(8,160)	100,546	7,993	(48,143)	52,236
Cash – beginning of period	27,260	167,667	23,112	343,611	561,650

Cash – end of period	$19,100	$268,213	$31,105	$295,468	$613,886

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the three months ended March 31, 2003

(in thousands of U.S. dollars)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	ACE Financial Services, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	ACE Limited Consolidated
Net cash flows from (used for) operating activities	$(45,560)	$222,213	$31,363	$392,621	$600,637

Cash flows from investing activities
Purchases of fixed maturities	(64,496)	(1,565,382)	(82,159)	(2,799,388)	(4,511,425)
Purchases of equity securities	—	(18,652)	—	(17,336)	(35,988)
Sales of fixed maturities	60,133	753,121	59,844	2,936,626	3,809,724
Sales of equity securities	—	18,545	—	10,699	29,244
Maturities of fixed maturities	—	—	—	3,180	3,180
Net realized losses on investment derivatives	—	—	—	(31)	(31)
Capitalization of subsidiaries	(392,107)	378,170	—	13,937	—
Dividends received from subsidiaries	231,000	—	—	(231,000)	—
Other	—	(21,381)	(5,504)	(10,394)	(37,279)

Net cash flows from (used for) investing activities	$(165,470)	$(455,579)	$(27,819)	$(93,707)	$(742,575)

Cash flows from financing activities
Dividends paid on Ordinary Shares	(44,659)	—	—	—	(44,659)
Dividends paid on Mezzanine equity	(6,415)	—	—	—	(6,415)
Proceeds from short-term debt, net	—	498	—	—	498
Advances to (from) affiliates	264,851	(223)	—	(264,628)	—
Proceeds from exercise of options for Ordinary Shares	3,141	—	—	—	3,141
Proceeds from Ordinary Shares issued under ESPP	3,387	—	—	—	3,387

Net cash flows from (used for) financing activities	$220,305	$275	$—	$(264,628)	$(44,048)

Net increase (decrease) in cash	9,275	(233,091)	3,544	34,286	(185,986)
Cash – beginning of period	2,150	478,161	4,438	178,606	663,355

Cash – end of period	$11,425	$245,070	$7,982	$212,892	$477,369

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.

15.	Segment information

The Company operates through four business segments: Insurance – North American, Insurance – Overseas General, Global Reinsurance and Financial Services. These segments distribute their products through various forms of brokers and agencies. Insurance - North American, Insurance - Overseas General and Global Reinsurance utilize direct marketing programs to reach clients, while Financial Services operates with major U.S. financial guaranty insurers, mortgage guaranty insurers in the U.S., U.K. and Australia, title insurers and European trade credit insurers. Additionally, Insurance—North American has formed internet distribution channels for some of its products and Global Reinsurance and Financial Services have established relationships with reinsurance intermediaries.

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

a)	The following tables summarize the operations by segment for the three months ended March 31, 2004 and 2003.

b)	For segment reporting purposes, certain items have been presented in a different manner than in the consolidated financial statements.

Statement of Operations by Segment

For the three months ended March 31, 2004

(in thousands of U.S. Dollars)

	Insurance – North American	Insurance - Overseas General	Global Reinsurance	Corporate and Other(1)	Consolidated Property & Casualty(2)	Financial Services	ACE Consolidated
Operations Data
Gross premiums written	$1,905,331	$1,673,610	$576,512	$—	$4,155,453	$207,566	$4,363,019
Net premiums written	1,211,638	1,198,342	569,335	—	2,979,315	207,784	3,187,099
Net premiums earned	1,006,965	1,033,880	329,388	—	2,370,233	178,913	2,549,146
Losses and loss expenses	695,958	601,017	159,686	—	1,456,661	85,936	1,542,597
Policy acquisition costs	100,463	184,632	63,997	—	349,092	10,595	359,687
Administrative expenses	103,276	137,516	18,572	30,014	289,378	24,519	313,897

Underwriting income (loss)	107,268	110,715	87,133	(30,014)	275,102	57,863	332,965

Life
Gross premiums written	—	—	52,456	—	—	—	52,456
Net premiums written	—	—	51,067	—	—	—	51,067
Net premiums earned	—	—	50,531	—	—	—	50,531
Life and annuity benefits	—	—	41,724	—	—	—	41,724
Policy acquisition costs	—	—	5,227	—	—	—	5,227
Administrative expenses	—	—	1,008	—	—	—	1,008
Net investment income	—	—	8,391	—	—	—	8,391

Underwriting income	—	—	10,963	—	—	—	10,963

Net investment income	104,325	47,434	26,465	(1,700)	176,524	53,005	229,529
Other income (expense)	(3,295)	(3,389)	588	—	(6,096)	(10,984)	(17,080)
Interest expense	5,155	—	—	37,666	42,821	1,451	44,272
Income tax expense (benefit)	54,969	43,549	2,968	(13,432)	88,054	13,244	101,298

Income (loss) excluding net realized gains (losses)	148,174	111,211	122,181	(55,948)	314,655	85,189	410,807
Net realized gains (losses)	51,726	24,185	(9,625)	(14,021)	52,265	4,996	57,261
Tax effect of net realized gains (losses)	(6,648)	(7,406)	4	—	(14,050)	(7,193)	(21,243)

Net income (loss)	$193,252	$127,990	$112,560	$(69,969)	$352,870	$82,992	$446,825

(1)	Includes ACE Limited, ACE INA Holdings and intercompany eliminations.

(2)	Excludes life reinsurance business.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Statement of Operations by Segment

For the three months ended March 31, 2003

(in thousands of U.S. Dollars)

	Insurance – North American	Insurance – Overseas General	Global Reinsurance	Corporate and Other(1)	Consolidated Property & Casualty(2)	Financial Services	ACE Consolidated
Operations Data
Gross premiums written	$1,664,184	$1,405,858	$461,990	$—	$3,532,032	$532,071	$4,064,103
Net premiums written	933,345	980,923	442,744	—	2,357,012	525,729	2,882,741
Net premiums earned	752,981	813,703	248,046	—	1,814,730	209,241	2,023,971
Losses and loss expenses	512,359	493,598	115,790	—	1,121,747	161,086	1,282,833
Policy acquisition costs	83,053	152,226	46,096	—	281,375	10,977	292,352
Administrative expenses	87,363	114,166	14,963	24,446	240,938	18,017	258,955

Underwriting income (loss)	70,206	53,713	71,197	(24,446)	170,670	19,161	189,831

Life
Gross premiums written	—	—	48,661	—	—	—	48,661
Net premiums written	—	—	47,311	—	—	—	47,311
Net premiums earned	—	—	47,561	—	—	—	47,561
Life and annuity benefits	—	—	48,499	—	—	—	48,499
Policy acquisition costs	—	—	3,542	—	—	—	3,542
Administrative expenses	—	—	717	—	—	—	717
Net investment income	—	—	7,641	—	—	—	7,641

Underwriting income	—	—	2,444	—	—	—	2,444

Net investment income	101,061	35,208	18,680	(6,903)	148,046	50,725	198,771
Other income (expense)	(6,443)	(1,000)	1,031	—	(6,412)	258	(6,154)
Interest expense	5,846	—	72	37,552	43,470	1,459	44,929
Income tax expense (benefit)	38,673	23,382	3,731	(14,058)	51,728	9,075	60,803

Income (loss) excluding net realized gains (losses)	120,305	64,539	89,549	(54,843)	217,106	59,610	279,160
Net realized gains (losses)	(18,065)	(12,512)	2,866	(8,610)	(36,321)	(3,768)	(40,089)
Tax effect of net realized gains (losses)	2,749	5,069	248	—	8,066	307	8,373

Net income (loss)	$104,989	$57,096	$92,663	$(63,453)	$188,851	$56,149	$247,444

(1)	Includes ACE Limited, ACE INA Holdings and intercompany eliminations.

(2)	Excludes life reinsurance business.

Underwriting assets for property and casualty and financial services are reviewed in total by management for purposes of decision-making. We do not allocate assets to our segments. Assets are specifically identified for our life reinsurance operations and corporate holding companies, including ACE Limited and ACE INA Holdings.

The following table summarizes the identifiable assets at March 31, 2004 and December 31, 2003.

	March 31 2004	December 31 2003
	(in millions of U.S. dollars)
Life reinsurance	$667	$698
Corporate	2,407	2,483
All other	49,405	46,372

Total assets	$52,479	$49,553

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables summarize the revenues of each segment by product offering for the three months ended March 31, 2004 and 2003.

Net premiums earned by type of premium

Three Months Ended March 31, 2004

	Property & Casualty	Life, Accident & Health	Financial Guaranty	Financial Solutions	ACE Consolidated
	(in millions of U.S. dollars)
Insurance – North American	$965	$42	$—	$—	$1,007
Insurance – Overseas General	821	213	—	—	1,034
Global Reinsurance	329	51	—	—	380
Financial Services	—	—	87	92	179

	$2,115	$306	$87	$92	$2,600

Three Months Ended March 31, 2003

	Property & Casualty	Life, Accident & Health	Financial Guaranty	Financial Solutions	ACE Consolidated
	(in millions of U.S. dollars)
Insurance – North American	$716	$37	$—	$—	$753
Insurance – Overseas General	634	180	—	—	814
Global Reinsurance	248	48	—	—	296
Financial Services	—	—	78	131	209

	$1,598	$265	$78	$131	$2,072

16.	Subsequent event – sale of financial and mortgage guaranty business through Assured Guaranty Ltd.

On April 28, 2004, the Company completed the sale of approximately 65 percent of its financial and mortgage guaranty reinsurance and insurance businesses (transferred business) through the initial public offering (IPO) of 49 million common shares of Assured Guaranty Ltd. (Assured Guaranty) at $18.00 per share. Assured Guaranty was incorporated in Bermuda in August 2003 for the sole purpose of becoming a holding company for the transferred business. Subsequent to the IPO, the Company beneficially owns 26 million common shares, or approximately 35 percent of Assured Guaranty’s outstanding common shares. If the underwriters of the IPO fully exercise an option to purchase an additional 7.35 million common shares at the initial public offering price of $18.00 per share, we will ultimately retain 18.65 million common shares, or approximately 25 percent of Assured Guaranty. Such option is exercisable through May 22, 2004.

As part of the overall plan for the sale, the following formation transactions occurred:

•	On February 20, 2004, through ACE Financial Services Inc., the Company formed Assured Guaranty US Holdings, a Delaware holding company to hold the shares of Assured Guaranty Corp. and Assured Guaranty Financial Products.

•	On April 15, 2004, ACE Capital Re Overseas Ltd. (Bermuda) transferred 100 percent of the stock ownership in ACE Capital Title to ACE Bermuda in exchange for a $39.3 million promissory note, which was repaid upon completion of the offering.

•	On April 22, 2004, ACE Financial Services Inc. transferred the shares of Assured Guaranty Corp. and Assured Guaranty Financial Products to Assured Guaranty US Holdings in exchange for stock of Assured Guaranty US Holdings and a $200 million promissory note.

On April 27, 2004, the following transactions occurred:

•	ACE Financial Services Inc. transferred 100 percent of the stock ownership in Assured Guaranty US Holdings and Assured Guaranty Finance Overseas to Assured Guaranty in exchange for 35,171,000 common shares of Assured Guaranty and promissory notes of Assured Guaranty in an aggregate amount of $1 million; and

•	ACE Bermuda transferred 100 percent of the stock of ACE Capital Re International Ltd. (Bermuda) to Assured Guaranty in exchange for 39,829,000 common shares of Assured Guaranty and a $1 million promissory note of Assured Guaranty.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In connection with the IPO, the Company has entered into reinsurance agreements with Assured Guaranty in order to retain the insurance liabilities of certain run-off businesses, including trade credit and residual value insurance. Additionally, the Company has entered into a number of agreements with Assured Guaranty that will govern certain aspects of the relationship after this offering, including service agreements under which the Company will provide certain services to Assured Guaranty for a period of time.

Pursuant to the completion of the IPO on April 28, 2004, the Company received net proceeds of approximately $840 million. The Company expects the transaction to result in an estimated pretax loss of $40 million to $60 million and an estimated after tax loss of $50 million to $70 million. The ultimate loss is dependent on the equity of Assured Guaranty as of the date of sale and will be reflected in operating results in the second quarter of 2004. Subsequent to the completion of the offering, the Company will no longer consolidate its interest in the Assured Guaranty companies. Instead, the retained interest will be accounted for under the equity method of accounting with the Company’s carrying value of its investment and proportionate share of earnings reflected in one line of the balance sheet and income statement, respectively. Financial results related to the transferred business is included in the Financial Services segment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations, financial condition, and liquidity and capital resources as of and for the three months ended March 31, 2004. Our results of operations and cash flows for any interim period are not necessarily indicative of our results for the full year. This discussion should be read in conjunction with our Consolidated Financial Statements and related notes and our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

As an insurance and reinsurance company, we generate gross revenues from two principal sources, premiums which are usually paid in advance of loss payments, and dividends and interest income earned on invested assets. Cash flow is generated from premiums collected and investment income received less paid losses and loss expenses. Generally when an insurance company writing long-tail business grows, as ACE has over the last several years, its cash flows tend to be positive. ACE generated approximately $1.2 billion in positive operating cash flow for the quarter ended March 31, 2004, while cash and invested assets over this period increased $2.2 billion.

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

The insurance industry is highly competitive with many companies offering similar coverage. Following two years of sharply rising prices, property insurance rates have leveled off or have declined slightly. The global property catastrophe reinsurance market has also softened with adequate capacity available for good risks. In other lines with rising loss costs, such as casualty and liability lines, or directors and officers liability insurance, rate increases are beginning to decelerate while terms and conditions remain favorable. Overall, we believe that current rate levels are adequate for most of the risks seeking coverage and that favorable industry conditions should persist through the balance of 2004.

Sale of Financial and Mortgage Guaranty Business through Assured Guaranty Ltd.

On April 28, 2004, we completed the sale of approximately 65 percent of our financial and mortgage guaranty reinsurance and insurance businesses (transferred business) through the initial public offering (IPO) of 49 million common shares of Assured Guaranty Ltd. (Assured Guaranty) at $18.00 per share. Assured Guaranty was incorporated in Bermuda in August 2003 for the sole purpose of becoming a holding company for our transferred business. Subsequent to the offering, we beneficially own 26 million common shares, or approximately 35 percent of Assured Guaranty’s outstanding common shares. If the underwriters of the IPO fully exercise an option to purchase an additional 7.35 million common shares at the initial public offering price of $18.00 per share, we will ultimately retain 18.65 million common shares, or approximately 25 percent of Assured Guaranty. Such option is exercisable through May 22, 2004.

In connection with the IPO, we have entered into reinsurance agreements with Assured Guaranty in order to retain the insurance liabilities of certain run-off businesses, primarily including trade credit and residual value insurance. Additionally, we have entered into a number of agreements with Assured Guaranty that will govern certain aspects of our relationship after this offering, including service agreements under which we will provide certain services to Assured Guaranty for a period of time. For more information on these agreements, refer to the section entitled “Relationships with ACE” within Assured Guaranty’s amended Form S-1, filed April 22, 2004.

The completion of the IPO generated net proceeds to us of approximately $840 million and we plan to use these proceeds to support our P&C business and strengthen our balance sheet capital position. We expect the transaction to result in an estimated pretax loss of $40 million to $60 million and an estimated after tax loss of $50 million to $70 million. The ultimate loss is dependent on the equity of Assured Guaranty as of the date of sale and will be reflected in our operating results in the second quarter of 2004.

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

We believe our accounting policies for these items are of critical importance to our Consolidated Financial Statements. More information regarding the estimates and assumptions required to arrive at these amounts is included in the section entitled “Critical Accounting Estimates” in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2003.

Results of Operations – Three Months Ended March 31, 2004 and 2003

The discussions that follow include tables, which show both our consolidated and segment operating results for the three months ended March 31, 2004 and 2003. In presenting our operating results, we have discussed our performance with reference to underwriting results and with reference to income excluding net realized gains (losses) and the related income tax, which are both non-GAAP measures. Our consolidated and segment operating results below provide a reconciliation of underwriting results and income excluding net realized gains (losses) to net income, which we consider to be the most directly comparable GAAP financial measure. We consider these measures, which may be defined differently by other companies, to be important to an understanding of our overall results of operations. Underwriting results are calculated by subtracting losses and loss expenses, life and annuity benefits, policy acquisition costs and administrative expenses from net premiums earned. We use underwriting results and operating ratios to monitor the results of our operations without the impact of certain factors, including investment income, other income and expenses, interest and income tax expense and net realized gains (losses). We exclude net realized gains (losses), including the tax effect, when analyzing our operations because the amount of these gains (losses) is heavily influenced by, and fluctuates in part according to, the availability of market opportunities, and are generally driven by economic factors that are not necessarily consistent with key drivers of underwriting performance. We believe the use of these measures enhances the understanding of our results of operations by highlighting the underlying profitability of our insurance business. Underwriting results and income excluding net realized gains (losses) should not be viewed as a substitute for measures determined in accordance with GAAP.

Consolidated Operating Results

	Three Months Ended March 31
	2004	2003
	(in millions of U.S. dollars)
Net premiums written	$3,238	$2,930
Net premiums earned	2,600	2,072
Losses and loss expenses	1,542	1,283
Life and annuity benefits	42	48
Policy acquisition costs	365	296
Administrative expenses	315	260

Underwriting income	336	185

Net investment income	238	206
Net realized gains (losses)	57	(40)
Other expense	17	6
Interest expense	44	45
Income tax expense	123	53

Net income	$447	$247

Loss and loss expense ratio	60.5%	63.4%
Policy acquisition cost ratio	14.1%	14.4%
Administrative expense ratio	12.3%	12.8%
Combined ratio	86.9%	90.6%

Net premiums written, which reflect the premiums we retain after purchasing reinsurance protection, increased 11 percent in the quarter ended March 31, 2004, compared with the same quarter of 2003. Adjusting for the appreciation of foreign currencies relative to the U.S. dollar, net premiums written increased seven percent in the current quarter. Net premiums written increased 26 percent (21 percent adjusting for foreign exchange), in our P&C businesses and decreased 60 percent in our Financial Services business. The increase in our P&C business is primarily a result of a robust market for casualty business. The decline in the Financial Services business was primarily due to the termination of equity CDOs as well as the non-renewal of several large accounts. In addition, our retention ratio (the ratio of net premiums written to gross premiums written) increased to 73 percent in the quarter ended March 31, 2004, compared with 71 percent in the same quarter of 2003. This reflects a conscious decision on our part to retain more of the business we write, in order to take advantage of the favorable market conditions.

The following table provides a consolidated breakdown of net premiums earned by line of business for the three months ended March 31, 2004 and 2003.

	Three Months Ended March 31
	2004	2003
	(in millions of U.S. dollars)
Property and all other	$752	$728
Casualty	1,363	870
Personal accident	255	217

Total P&C	2,370	1,815
Global Re – life	51	48
Financial guaranty	87	78
Financial solutions	92	131

Net premiums earned	$2,600	$2,072

Net premiums earned, which reflect the portion of net premiums written that were recorded as revenues for the period, increased 31 percent in our P&C businesses (25 percent adjusting for foreign exchange), and decreased 14 percent in our Financial Services business. The change in net premiums earned for both the P&C and Financial Services businesses is consistent with the trend in net premiums written.

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

The loss and loss expense ratio decreased in the quarter ended March 31, 2004, compared with the same quarter of 2003. We have continued to take advantage of increasing rates and improved market conditions for casualty business, which is typically written at higher loss ratios than property business. In some cases, the losses for casualty business can emerge long after the coverage period has expired, and claim settlement can be more complex than for property claims, which tends to lengthen the settlement period. However, because of the longer claim pay-out duration, we benefit from investing the premiums for a longer period of time, therefore potentially increasing our net investment income. The effect on the loss and loss expense ratio of shifting towards casualty business in the quarter ended March 31, 2004, has been partially offset by rate increases on casualty lines of business. Also impacting our loss and loss expense ratio is prior period development. We incurred $8 million of favorable prior period development in the quarter ended March 31, 2004, compared with $34 million of adverse development in the same quarter of 2003. Our segment discussions below contain more information about prior period development.

Our policy acquisition costs include commissions, premium taxes, underwriting and other costs that vary with, and are primarily related to, the production of premium. The policy acquisition cost ratio decreased in the quarter ended March 31, 2004, due to changes in business mix. Administrative expenses include all other operating costs. Administrative expenses increased in the quarter ended March 31, 2004, to support the growth in our business and partially due to the depreciation of the U.S. dollar, which had the effect of increasing administrative expenses by $13 million. The administrative expense ratio improved due to the increase in net premiums earned.

Net investment income increased 16 percent to $238 million in the quarter ended March 31, 2004, compared with $206 million for the same quarter of 2003. This increase is due to higher average invested assets, partially offset by a decline in the investment portfolio’s yield due to the impact of lower interest rates. See the section entitled “Net Investment Income” for more information.

Underwriting income increased 82 percent in the quarter ended March 31, 2004, compared with the same quarter of 2003, primarily due to the increase in net premiums earned. Our net income increased 81 percent due to higher underwriting income and the impact of net realized gains of $57 million in the quarter ended March 31, 2004, compared with net realized losses of $40 million in same quarter of 2003. The appreciation of foreign currencies relative to the U.S. dollar added $12 million to our current quarter’s net income.

Segment Operating Results – Three Months Ended March 31, 2004 and 2003

Insurance - North American

The Insurance – North American segment comprises our P&C insurance operations in the U.S., Bermuda and Canada. This segment writes a variety of insurance products including property, liability (general liability and workers’ compensation), professional lines (directors and officers (D&O) and errors and omissions coverages (E&O)), marine, program business, accident and health (A&H) - principally being personal accident, aerospace, consumer-oriented products and other specialty lines.

	Three Months Ended March 31
	2004	2003
	(in millions of U.S. dollars)
Net premiums written	$1,212	$933
Net premiums earned	1,007	753
Losses and loss expenses	696	512
Policy acquisition costs	101	83
Administrative expenses	103	88

Underwriting income	107	70

Net investment income	104	101
Other expense	3	6
Interest expense	5	6
Income tax expense	55	39

Income excluding net realized gains (losses)	148	120
Net realized gains (losses)	52	(18)
Tax effect of net realized gains (losses)	(7)	3

Net income	$193	$105

Loss and loss expense ratio	69.1%	68.0%
Policy acquisition cost ratio	10.0%	11.0%
Administrative expense ratio	10.3%	11.6%
Combined ratio	89.4%	90.6%

Insurance – North American increased its net premiums written 30 percent in the quarter ended March 31, 2004, compared with the same quarter of 2003. Insurance – North American has been growing its proportion of casualty lines of business as rates, terms and conditions have been more favorable than property business. Property rates have stabilized, with some downward pressure experienced in the U.S. over the last year. Additionally, Insurance – North American’s retention ratio increased to 64 percent for the quarter ended March 31, 2004, compared with 56 percent for the same quarter of 2003. Insurance – North American increased its retention in order to take advantage of improved market conditions for rates and terms and to reduce reliance on reinsurance.

The following table provides an entity/divisional breakdown of Insurance – North American’s net premiums earned for the three months ended March 31, 2004 and 2003.

	Three Months Ended March 31
	2004	2003
	(in millions of U.S. dollars)
ACE USA	$650	$466
ACE Westchester Specialty	254	194
ACE Bermuda	103	93

Net premiums earned	$1,007	$753

ACE USA, which includes ACE operations in Canada, provides a broad array of products and services to corporate and consumer clients throughout the U.S. through licensed insurance companies. Distribution channels include retail brokers, agents, managing general agents, and managing general underwriters. ACE USA’s net premiums earned increased 39 percent in the quarter ended March 31, 2004, compared with the same quarter of 2003. ACE USA’s growth in the current quarter was driven by casualty business, particularly professional lines, which have been experiencing a favorable rate environment and more restrictive policy terms and conditions. ACE USA also experienced growth in excess workers’ compensation (primarily high deductible policies in national accounts business) due to new business and rate increases. Additionally, net premiums earned benefited from increased retention – ACE USA’s retention ratio increased to 66 percent in the quarter ended March 31, 2004, compared with 55 percent in the same quarter of 2003.

ACE Westchester Specialty specializes in the wholesale distribution of excess and surplus lines property, inland marine and casualty coverages and products. ACE Westchester Specialty also provides coverage for agriculture business and specialty programs through its Program division. ACE Westchester Specialty’s net premiums earned for the quarter ended March 31, 2004, increased 31 percent compared with the same quarter of 2003. This increase primarily reflects growth in agriculture business over the last year and higher casualty writings due to the robust casualty market.

ACE Bermuda, which specializes in providing professional lines and excess liability coverage, reported an increase in net premiums earned of 11 percent in the quarter ended March 31, 2004, compared with the same quarter of 2003. ACE Bermuda reported growth in excess liability and professional lines business on the strength of increased rates and new business.

The loss and loss expense ratio increased in the quarter ended March 31, 2004, compared with the same quarter of 2003. Insurance – North American has been increasing its casualty business, which has a longer claim pay-out duration and typically produces higher loss and loss expense ratios than property business. The effect on the loss and loss expense ratio of shifting towards casualty business in the quarter ended March 31, 2004, has been partially offset by rate increases on casualty lines of business. Insurance – North American incurred adverse prior period development of $15 million in the quarter ended March 31, 2004, compared with adverse development of $25 million for the same quarter of 2003. The adverse development in the current quarter relates primarily to excess liability, aviation and auto residual value business, partially offset by favorable development on property, satellite and political risk business.

The policy acquisition cost ratio decreased for the quarter ended March 31, 2004, compared with the same quarter of 2003. This decrease is primarily due to a reduction in premium taxes and commission expenses, relative to the growth in net premiums earned, particularly on professional lines. Administrative expenses increased primarily due to the increased costs associated with servicing the growth in Insurance – North American’s product lines. The administrative expense ratio declined due to an increase in net premiums earned that outpaced the growth in expenses.

Income excluding net realized gains (losses) increased 23 percent in the quarter ended March 31, 2004, compared with the same quarter of 2003. This increase is primarily due to higher underwriting income.

Insurance - Overseas General

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

	Three Months Ended March 31
	2004	2003
	(in millions of U.S. dollars)
Net premiums written	$1,198	$981
Net premiums earned	1,034	814
Losses and loss expenses	601	494
Policy acquisition costs	184	152
Administrative expenses	138	114

Underwriting income	111	54

Net investment income	48	35
Other income (expense)	(3)	(1)
Interest expense	—	—
Income tax expense	44	23

Income excluding net realized gains (losses)	112	65
Net realized gains (losses)	24	(13)
Tax effect of net realized gains (losses)	(7)	5

Net income	$129	$57

Loss and loss expense ratio	58.1%	60.7%
Policy acquisition cost ratio	17.9%	18.7%
Administrative expense ratio	13.3%	14.0%
Combined ratio	89.3%	93.4%

Net premiums written increased 22 percent (10 percent adjusting for foreign exchange) in the quarter ended March 31, 2004, compared with the same quarter of 2003. The retention ratio for Insurance—Overseas General increased to 72 percent in the quarter ended March 31, 2004, compared with 70 percent in the same quarter of 2003. The increase in retention is primarily due to the increased retention ratio at ACE International as a result of the non-renewal of certain highly reinsured business at ACE Europe and ACE Latin America

ACE International’s P&C operations are organized geographically along product lines. Property insurance products include traditional commercial fire coverage as well as energy industry-related coverages. Principal casualty products are commercial general liability and liability coverage for multinational organizations. Through our professional lines, we provide D&O and professional indemnity coverages for medium to large clients. The A&H insurance operations provide principally accident coverage to individuals and groups outside of U.S. insurance markets. ACE International’s net premiums written increased 28 percent (11 percent adjusting for foreign exchange) to $926 million for the quarter ended March 31, 2004, compared with $725 million for the same quarter of 2003. This increase is primarily due to the weakening of the U.S. dollar and also due to higher rates and higher production at ACE Europe and ACE Asia Pacific. ACE Europe, which accounted for approximately two-thirds of ACE International’s net premiums written for the quarter ended March 31, 2004, reported higher P&C production due to rising rates and new business, partially offset by a decline in A&H business due to non-renewal of a significant account. Asia Pacific reported strong growth in its A&H lines due to new business and rates holding firm. ACE Asia Pacific’s P&C lines also increased due to rate increases and higher production on casualty lines, partially offset by property rate reductions.

ACE Global Markets primarily underwrites P&C insurance through Lloyd’s Syndicate 2488 and ACE INA UK Limited. The main lines of business include aviation, property, energy, professional lines, marine, political risk and A&H. ACE Global Markets’ net premiums written increased 6 percent (2 percent adjusting for foreign exchange) to $272 million in the quarter ended March 31, 2004, compared with $256 million in the same quarter of 2003. Rates for certain lines of business have stabilized however, there are a number of business classes, most notably professional lines and to a lesser extent marine and A&H, where rates continue to rise.

The table below shows net premiums earned by each of the Insurance – Overseas General segment’s key components for the three months ended March 31, 2004, and 2003.

	Three Months Ended March 31
	2004	2003
	(in millions of U.S. dollars)
ACE Europe	$463	$324
ACE Asia Pacific	115	84
ACE Far East	96	91
ACE Latin America	80	67

ACE International	754	566
ACE Global Markets	280	248

Net premiums earned	$1,034	$814

ACE International’s increase in net premiums earned for the quarter ended March 31, 2004, is attributed to P&C and A&H lines across all geographical regions, with the exception of ACE Far East, where growth in net premiums written has been minimal. The increase in net premiums earned is principally driven by growth in net premiums written in these lines over the last two years and the appreciation of foreign currencies against the U.S. dollar over the last several quarters. ACE Global Markets’ increase in net premiums earned in the quarter ended March 31, 2004, is primarily a result of higher net premiums written over the last two years across most of its product lines. The devaluation of the U.S. dollar accounted for eight percent of Insurance – Overseas General’s net premiums earned in the quarter ended March 31, 2004.

The loss and loss expense ratio for Insurance – Overseas General declined in the quarter ended March 31, 2004, compared with the same quarter of 2003. Insurance – Overseas General reported favorable net prior period development of $8 million for the quarter ended March 31, 2004, compared with favorable net development of $1 million for the same quarter of 2003. ACE International had significant adverse prior period development from U.S. International casualty business and to a lesser extent in other casualty lines in the U.K. and Europe as well as marine and aviation. This was offset by significant favorable prior period development on property catastrophe and casualty lines and to a lesser extent on financial lines and fire, technical and energy lines. Additionally, the increase in net premiums earned resulted in an improvement in the loss and loss expense ratio.

The policy acquisition cost ratio for Insurance – Overseas General improved for the quarter ended March 31, 2004, compared with the same quarter of 2003. This decrease reflects underwriters’ continued focus on reducing commission charges, with improvements seen particularly within ACE Global Market’s financial lines and A&H divisions, together with changes in business mix. Insurance – Overseas General’s administrative expenses increased 21 percent in the quarter ended March 31, 2004, compared with the same quarter of 2003, primarily due to the depreciation of the U.S. dollar and increased staffing at ACE Europe. The administrative expense ratio for Insurance – Overseas General improved due to the increase in net premiums earned coupled with a reduction in Lloyd’s charges within ACE Global Markets.

Underwriting income increased in the quarter ended March 31, 2004, compared with the same quarter of 2003 primarily due to the increase in net premiums earned. Income excluding net realized gains (losses) increased due to the increase in underwriting income and higher net investment income, partially offset by higher income tax expense driven by increased profitability in taxable jurisdictions. The impact of the appreciation of foreign currencies against the U.S. dollar added $12 million to Insurance – Overseas General’s net income in the current quarter.

Global Reinsurance

The Global Reinsurance segment comprises ACE Tempest Re Bermuda, ACE Tempest Re USA, ACE Tempest Re Europe, and ACE Tempest Life Re (ACE Life Re). ACE Life Re is our Bermuda-based life reinsurance operation and is addressed separately.

Property and Casualty Reinsurance

	Three Months Ended March 31
	2004	2003
	(in millions of U.S. dollars)
Net premiums written	$569	$443
Net premiums earned	329	248
Losses and loss expenses	159	116
Policy acquisition costs	64	46
Administrative expenses	19	15

Underwriting income	87	71

Net investment income	27	19
Other income (expense)	—	1
Income tax expense	3	4

Income excluding net realized gains	111	87
Net realized gains	15	4

Net income	$126	$91

Loss and loss expense ratio	48.5%	46.7%
Policy acquisition cost ratio	19.4%	18.6%
Administrative expense ratio	5.6%	6.0%
Combined ratio	73.5%	71.3%

Global Reinsurance’s net premiums written increased 28 percent in the quarter ended March 31, 2004, compared with the same quarter of 2003. Over the past two years, significant production gains have been recorded at ACE Tempest Re USA and ACE Tempest Re Europe as these units have benefited from higher rates and increased volume for P&C lines. The increase in Global Reinsurance’s retention ratio also contributed to the increase in net premiums written during the current quarter. Global Reinsurance’s retention ratio increased to 99 percent for the quarter ended March 31, 2004, compared with 96 percent for the same quarter of 2003.

The table below shows net premiums earned by each of the Global Reinsurance segment’s key components for the three months ended March 31, 2004 and 2003.

	Three Months Ended March 31
	2004	2003
	(in millions of U.S. dollars)
ACE Tempest Re Europe	$75	$69
ACE Tempest Re USA	169	86
ACE Tempest Re Bermuda	85	93

Net premiums earned	$329	$248

Net premiums earned increased 33 percent in the quarter ended March 31, 2004, compared with the same quarter of 2003. This increase is driven by growth in non-catastrophe P&C business which comprised approximately 75 percent of the current quarter’s net premiums earned. ACE Tempest Re USA, which focuses on writing property per risk and casualty reinsurance, reported a 97 percent increase in net premiums earned primarily due to increased casualty business written and higher rates. ACE Tempest Re Europe, which writes all lines of traditional and non-traditional P&C lines with an orientation towards specialty and short-tail products reported a nine percent increase in net premiums earned. This increase is primarily due to significantly higher casualty writings. ACE Tempest Re Bermuda, which principally provides property catastrophe reinsurance globally to insurers of commercial and personal property, reported an eight percent decrease in net premiums earned. ACE Tempest Re Bermuda has been experiencing downward pressure on premium production for several quarters due to the decline in rates on property catastrophe business.

The loss and loss expense ratio increased in the quarter ended March 31, 2004, compared with the same quarter of 2003. This increase is due to the shift in mix of business that has resulted from growth in non-catastrophe P&C business at ACE Tempest Re USA and ACE Tempest Re Europe, partially offset by favorable prior period development. Non-catastrophe P&C business typically has higher loss ratios than property catastrophe business (except in periods with high catastrophe losses). Property catastrophe business is mainly written at ACE Tempest Re Bermuda, which experienced a decline in losses and loss expenses. As Global Reinsurance increases non-catastrophe P&C writing, we expect its loss and loss expense ratio to continue to increase in line with what would be expected from a traditional multi-line reinsurer. Global Reinsurance had favorable prior period development of $13 million in the quarter ended March 31, 2004, compared with no prior period development in the same quarter of 2003. The favorable development for the current quarter relates primarily to property and property catastrophe lines of business.

The policy acquisition cost ratio increased in the quarter ended March 31, 2004, compared with the same quarter of 2003. The policy acquisition cost ratio for Global Reinsurance increased due to the higher proportion of business generated from ACE Tempest Re USA, relative to ACE Tempest Re Europe and ACE Tempest Re Bermuda. More of ACE Tempest Re USA’s business is written on a treaty-basis which incurs higher acquisition costs due to higher ceding commissions paid. Administrative expenses increased primarily due to higher staffing costs to support growth in business at ACE Tempest Re USA. The administrative expense ratio decreased due to increased net premiums earned.

Global Reinsurance’s underwriting income increased 23 percent in the quarter ended March 31, 2004, compared with the same quarter of 2003. The increase is primarily a result of higher net premiums earned, the lack of catastrophe losses and the favorable prior period development. Income excluding net realized gains (losses) for Global Reinsurance increased 28 percent as a result of higher underwriting income and net investment income. Foreign exchange did not have a material impact on Global Reinsurance’s income excluding net realized gains in the quarter ended March 31, 2004.

Life Reinsurance

ACE Life Re principally provides reinsurance coverage to other life insurance companies, focusing on guarantees included in certain fixed and variable annuity products. We do not compete on a traditional basis for pure mortality business. The reinsurance transactions we undertake typically help clients – ceding companies – to manage mortality, morbidity, investment, and/or lapse risks embedded in their book of business. We price life reinsurance using actuarial and investment models that incorporate a number of factors, including assumptions for mortality, morbidity, expenses, demographics, persistency, investment returns and inflation. We assess the performance of our life reinsurance business based on income excluding net realized gains (losses).

	Three Months Ended March 31
	2004	2003
	(in millions of U.S. dollars)
Net premiums written	$51	$47
Net premiums earned	51	48
Life and annuity benefits	42	48
Policy acquisition costs	5	4
Administrative expenses	1	1
Net investment income	8	7

Income excluding net realized gains (losses)	11	2
Net realized gains (losses)	(25)	(1)

Net income	$(14)	$1

Income excluding net realized gains (losses) improved in the quarter ended March 31, 2004, compared with the same quarter of 2003 primarily due to the decrease in life and annuity benefits. Life and annuity benefits decreased 13 percent primarily due to the increased proportion of premium volume from variable annuity products, which typically have lower benefit pay-outs than other business. Net income decreased due to the net realized losses in the current quarter which represent the fair value adjustment of the derivative component of certain variable annuity products.

Financial Services

The Financial Services segment consists of two broad businesses: financial guaranty and financial solutions. The financial guaranty operations provide insurance and reinsurance for financial guaranty exposures, including municipal and non-municipal obligations, credit default swaps (CDSs), mortgage guaranty reinsurance, title reinsurance, and trade credit reinsurance. The financial solutions operations provide one-off insurance and reinsurance solutions to clients with unique or complex risks, which are not adequately addressed in the traditional insurance market. Each financial solutions contract is structured to meet the needs of each client. Certain products (principally credit protection oriented) issued by the Financial Services segment have been determined to meet the definition of a derivative under FAS 133. For more information see the “Critical Accounting Estimates” section in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2003.

On April 28, 2004, we completed the sale of approximately 65 percent of the common shares of Assured Guaranty. Going forward, the Financial Services segment will include the financial solutions operations as well as the equity earnings in our retained ownership in Assured Guaranty. We have placed trade credit insurance and title reinsurance into run-off. The results described below reflect periods prior to the sale of Assured Guaranty’s common shares and therefore include the results of the financial guaranty operations on a wholly-owned basis.

	Three Months Ended March 31
	2004	2003
	(in millions of U.S. dollars)
Net premiums written	$208	$526
Net premiums earned	179	209
Losses and loss expenses	86	161
Policy acquisition costs	11	11
Administrative expenses	24	18

Underwriting income	58	19

Net investment income	53	51
Other income (expense)	(11)	—
Interest expense	2	2
Income tax expense	13	9

Income excluding net realized gains (losses)	85	59
Net realized gains (losses)	5	(3)
Tax effect of net realized gains (losses)	(7)	—

Net income	$83	$56

Loss and loss expense ratio	48.0%	77.0%
Policy acquisition cost ratio	5.9%	5.2%
Administrative expense ratio	13.7%	8.6%
Combined ratio	67.6%	90.8%

Net premiums written decreased 60 percent in the quarter ended March 31, 2004, compared with the same quarter of 2003. This decrease is primarily related to non-renewal of certain financial solutions business and the reversal of unearned premium reserves and related premiums written in connection with the termination of equity CDO business in the financial guaranty operations.

Financial Services reported a 44 percent increase in income excluding realized gains (losses) in the quarter ended March 31, 2004, compared with the same quarter of 2003. The increase is a result of higher underwriting income. Offsetting this increase is other expense of $11 million attributed to the recognition of goodwill impairments in the current quarter, and the increase in income tax expense. Additionally, Financial Services experienced $2 million of favorable prior period development in the quarter ended March 31, 2004, compared with $10 million of adverse development in the same quarter of 2003. The development for the current quarter relates primarily to favorable development on LPT business, partially offset by adverse development on credit business.

Net premiums earned for the financial guaranty operations increased to $87 million in the current quarter, compared with $78 million in the same quarter of 2003, due primarily to growth in our swap and municipal lines of business. Our swap line of business reported growth due to the increasing base of installment premiums and our municipal line is benefiting from the low interest rate environment which continues to fuel municipal bond issuances and consequently, cession activity. Offsetting these favorable trends, mortgage net premiums earned declined primarily due to the low interest rate environment that has increased refinancing activity and resulted in a commensurate reduction in the existing in-force quota share book. The financial guaranty operations had adverse prior period development in 2004 relating primarily to credit business. Even with the adverse development, the loss and loss expense ratio improved due to the settlement of one-off transactions in preparation for the IPO. The policy acquisition cost ratio decreased due to a change in business mix. The administrative expense ratio increased as a result of the decline in net premiums earned. As a result of the previous factors, underwriting income increased to $44 million in the quarter ended March 31, 2004, compared with $17 million in the quarter ended March 31, 2003.

Net premiums earned for the financial solutions operations decreased to $92 million in the quarter ended March 31, 2004, compared with $131 million in the same quarter of 2003. This reduction relates primarily to the non-renewal of several large accounts in the current quarter. Due to the nature of the financial solutions business, premium volume can vary significantly from period to period and therefore premiums written in any one period are not indicative of premiums to be written in future periods. The financial solutions operations reported an increase in underwriting income of $12 million to $14 million in the quarter ended March 31, 2004, compared with $2 million in the same quarter of 2003. This increase is primarily driven by favorable prior period development on LPT business in 2004. The administrative expense ratio increased as a result of severance and other termination costs associated with a reduction in staff, combined with the decline in net premiums earned.

Net Investment Income

	Three Months Ended March 31
	2004	2003
	(in millions of U.S. dollars)
Insurance – North American	$104	$101
Insurance – Overseas General	48	35
Global Reinsurance – P&C	27	19
Global Reinsurance – Life	8	7
Financial Services	53	51
Corporate and Other	(2)	(7)

Net investment income	$238	$206

Net investment income is influenced by a number of factors, including the amounts and timing of inward and outward cash flows, the level of interest rates, and changes in overall asset allocation. Net investment income increased 16 percent for the quarter ended March 31, 2004, compared with the same quarter of 2003. The increased net investment income is primarily due to the positive operating cash flows during 2003 that resulted in a higher average invested asset base. This positive impact on investment income was partially offset by a decline in the investment portfolio’s yield, due to the impact of lower interest rates on investment of new cash and reinvestment of maturing securities. The average yield on fixed maturities was 4.0 percent at March 31, 2004 and 4.2 percent at March 31, 2003.

Net Realized Gains (Losses)

Our investment strategy takes a long-term view, and our investment portfolio is actively managed to maximize total return within certain specific guidelines, designed to minimize risk. Our investment portfolio is reported at fair value. The effect of market movements on our investment portfolio impact income (through net realized gains (losses)) when securities are sold, when “other than temporary” impairments are recorded on invested assets or when derivatives, including financial futures and options, interest rate swaps and credit-default swaps, are marked to fair value or are settled. Changes in unrealized appreciation and depreciation on available-for-sale securities, which result from the revaluation of securities held, are reported as a separate component of accumulated other comprehensive income in shareholders’ equity.

The following table presents our pre-tax net realized gains (losses) for the three months ended March 31, 2004 and 2003.

	Three Months Ended March 31
	2004	2003
	(in millions of U.S. dollars)
Fixed maturities and short-term investments	$55	$12
Equity securities	28	(50)
Financial futures, options and interest rate swaps	(1)	(9)
Other investments	(7)	—
Fair value adjustment on insurance derivatives	(23)	(2)
Currency	5	9

Total net realized gains (losses)	$57	$(40)

Given our total return objective for our investment portfolio, we may sell securities at a loss due to changes in the investment environment, our expectation that fair value may deteriorate further, our desire to reduce our exposure to an issuer or an industry, and changes in the credit quality of the security.

FAS 133 requires us to recognize all derivatives as either assets or liabilities on our consolidated balance sheet, and measure them at fair value. We record the gains and losses resulting from the fair value measurement of derivatives in net realized gains (losses). We participate in derivative instruments in two principal ways as follows: i) to offer protection to others as the seller or writer of the derivative, such as our credit derivatives business and, to a lesser extent, reinsurance of guaranteed minimum income benefits (GMIBs) that is treated as derivatives for accounting purposes; or ii) to mitigate our own risk, principally arising from our investment holdings. We do not consider either type of transaction to be speculative. For the quarter ended March 31, 2004, we recorded a net realized loss of $24 million on all derivative transactions, compared with a net realized loss of $11 million for the same quarter of 2003.

With respect to our credit derivatives and GMIB reinsurance businesses, we record a portion of the change in fair value in unpaid loss and loss expenses and future policy benefits for life and annuity contracts, respectively, representing our best estimate of loss pay-outs related to fees or premiums earned, and a portion in net realized gains (losses), representing other changes in fair value. The fair value adjustment included in net realized gains (losses) in the quarter ended March 31, 2004, was a net realized loss of $23 million, compared with a net realized loss of $2 million for the same quarter of 2003. For the quarter ended March 31, 2004, the change in fair value is related to many factors but primarily due to a $25 million loss from GMIB reinsurance principally resulting from a decline in interest rates and the related effect on new annuities attaching to reinsurance treaties during the quarter. Such annuities were priced using higher interest rates that were prevalent at the inception of the GMIB reinsurance treaties. Based on in-force annuities covered by GMIB reinsurance treaties at March 31, 2004, we estimate that the change in fair value to be reflected in net income from a 50 basis points decline in interest rates would approximate a $40 million realized loss and a 1 percent decline in the Standard and Poor’s (S&P) Index would approximate a $6 million realized loss. The gain or loss created by the estimated fair value adjustment will rise or fall each period based on estimated market pricing and may not be an indication of ultimate claims. Fair value is defined as the amount at which an asset or liability could be bought or sold in a current transaction between willing parties. We generally plan to hold derivative financial instruments to maturity. Where we hold derivative financial instruments to maturity, these fair value adjustments would generally be expected to reverse resulting in no gain or loss over the entire term of the contract. However, in the event that we terminate a derivative contract prior to maturity, as a result of a decision to exit a line of business or for risk management purposes, the unrealized gain or loss will be realized through premiums earned and losses incurred.

We recorded net realized losses on financial futures and option contracts and interest rate swaps of $1 million in the quarter ended March 31, 2004, compared with net realized losses of $9 million for the same quarter of 2003. We recorded net realized losses of $14 million on interest rate swaps in the quarter ended March 31, 2004, compared with net realized losses of $9 million in the same quarter of 2003. The interest rate swaps are designed to reduce the negative impact of increases in interest rates on our fixed maturity portfolio. We recorded net realized gains of $6 million on our S&P equity index futures contracts as the S&P 500 equity index increased 1.7 percent in the current quarter. The quarter ended March 31, 2003, included net realized losses of $5 million relating to our S&P equity index futures. We recorded net realized gains of $7 million on foreign currency forward contracts in the current quarter, compared with net realized loss of $5 million in the same quarter of 2003. We use foreign currency forward contracts to minimize the effect of fluctuating foreign currencies on certain non-U.S. dollar holdings in our portfolio that are not specifically matching foreign currency liabilities. These contracts are not designated as specific hedges and, in accordance with FAS 133, we record all realized and unrealized gains and losses on these contracts as net realized gains (losses) in the period in which the currency values change.

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

Our net realized gains (losses) in the quarter ended March 31, 2004, included write-downs of $1 million related to fixed maturity investments and $1 million related to equity securities as a result of conditions which caused us to conclude the decline in fair value of the investment was “other than temporary”. This compares with write-downs of $18 million related to fixed maturity investments, and $46 million related to equity securities for the quarter ended March 31, 2003.

The process of determining whether a decline in value is temporary or “other than temporary” requires considerable judgment and differs depending on whether or not the security is traded on a public market as well as by type of security. For more information on our process for reviewing our investments for possible impairment, see the “Net Realized Gains (Losses)” section in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2003.

See Note 3 (a) to the Consolidated Financial Statements for a table which summarizes for all securities in an unrealized loss position at March 31, 2004 (including securities on loan), the aggregate fair value and gross unrealized loss by length of time the amounts have continuously been in an unrealized loss position.

Other Income and Expense Items

	Three Months Ended March 31
	2004	2003
	(in millions of U.S. dollars)
Other expense	$17	$6

Interest expense	$44	$45

Income tax expense	$123	$53

Other expense for the quarters ended March 31, 2004 and 2003, relates primarily to goodwill impairments recognized as a result of reviews conducted during the first quarter of each year.

Interest expense was relatively stable in the quarter ended March 31, 2004, as interest rates declined only slightly compared with the same quarter of 2003.

The increase in income tax expense is primarily due to the increase in net income in the quarter ended March 31, 2004, compared with the same quarter of 2003. The increased profitability for Insurance - Overseas General and Insurance – North American added $37 million to income tax expense in the current quarter. Additionally, our net realized gains in the current quarter compared with net realized losses in the same quarter of 2003 increased income tax expense by $29 million. Our effective tax rate on income excluding net realized gains (losses) for the quarter ended March 31, 2004, was 20 percent, compared with 18 percent for the same quarter of 2003. Our effective tax rate is dependent upon the mix of earnings from different jurisdictions with various tax rates; a different geographic mix of actual earnings would change the effective tax rate.

Investments and Cash

Our principal investment objective is to ensure that funds are available to meet our insurance and reinsurance obligations. Within this broad liquidity constraint, the purpose of our investment portfolio’s structure is to maximize total return subject to specifically approved guidelines of overall asset classes, credit quality, and liquidity and volatility of expected returns. Our investment portfolio is invested primarily in fixed income securities with an average credit quality of AA, as rated by the independent investment rating service S&P. The portfolio is externally managed by independent, professional, investment managers. The average duration of our fixed income securities, including the effect of interest rate swaps, is 3.4 years at March 31, 2004, and December 31, 2003. Our other investments principally comprise direct investments, investments in investment funds and investments in limited partnerships.

The following table identifies our invested assets by type held at fair value and cost/amortized cost at March 31, 2004 and December 31, 2003.

	March 31, 2004		December 31, 2003
	Fair Value	Cost/ Amortized Cost	Fair Value	Cost/ Amortized Cost
	(in millions of U.S. dollars)
Fixed maturities	$19,920	$19,129	$18,645	$18,006
Securities on loan	1,183	1,113	684	650
Short-term investments	3,290	3,290	2,928	2,928
Cash	614	614	562	562

	25,007	24,146	22,819	22,146
Equity securities	539	414	544	401
Other investments	643	595	645	602

Total investments and cash	$26,189	$25,155	$24,008	$23,149

We also gain exposure to equity markets through the use of derivative instruments. The combined equity exposure through both our equity portfolio and derivative instruments was valued at $659 million at March 31, 2004, compared with $662 million at December 31, 2003. The increase of $2.2 billion in total investments and cash is due to positive cash flows from operations as a result of strong premium volume, increased unrealized gains, and increased securities lending collateral.

The following tables show the market value of our fixed maturities, short-term investments, securities on loan and cash at March 31, 2004. The first table lists elements according to type, and the second according to S&P credit rating.

	Market Value	Percentage of Total
	(in millions of U.S. dollars)
Treasury	$1,491	6.0%
Agency	1,723	6.9%
Corporate	7,201	28.8%
Mortgage-backed securities	4,536	18.1%
Asset-backed securities	800	3.2%
Municipal	1,498	6.0%
Non-U.S.	3,854	15.4%
Cash and short-term investments	3,904	15.6%

Total	$25,007	100%

	Market Value	Percentage of Total
	(in millions of U.S. dollars)
AAA	$13,211	52.8%
AA	4,200	16.8%
A	3,847	15.4%
BBB	2,002	8.0%
BB	653	2.6%
B	1,045	4.2%
Other	49	0.2%

Total	$25,007	100%

In accordance with our investment process, we invest in below-investment grade securities through dedicated investment portfolios managed by external investments managers that have investment professionals specifically dedicated to this asset class. At March 31, 2004, our fixed income investment portfolio included below-investment grade securities and non-rated securities which, in total, comprised approximately seven percent of our fixed income portfolio. We define a security as being below-investment grade if it has an S&P credit rating of BB or less. Our below investment-grade and non-rated portfolio includes approximately 500 names, with the top ten holdings making up approximately 10 percent of the $1.7 billion balance at March 31, 2004. The highest single exposure in this portfolio of securities is $24 million. Below-investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss from default by the borrower is greater with below-investment grade securities. Below-investment grade securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, issuers of below-investment grade securities usually have higher levels of debt and are more sensitive to adverse economic conditions such as recession or increasing interest rates, than are investment grade issuers. We reduce the overall risk in the below-investment grade portfolio, as in all investments, through careful credit analysis, strict investment policy guidelines, and diversification by issuer and/or guarantor as well as by industry.

Off-Balance Sheet Arrangements – Variable Interests Related to Equity Investments in CDOs

See Note 3 (b) to the Consolidated Financial Statements for a discussion of our off-balance sheet arrangements.

Unpaid Losses and Loss Expenses

We establish reserves for the estimated unpaid ultimate liability for losses and loss expenses under the terms of our policies and agreements. These reserves take into account estimates both for claims that have been reported and for IBNR, and include estimates of expenses associated with processing and settling claims. The table below presents a rollforward of our unpaid losses and loss expenses for the three months ended March 31, 2004.

	Gross Losses	Reinsurance Recoverable	Net Losses
	(in millions of U.S. dollars)
Balance at December 31, 2003	$27,155	$13,192	$13,963
Losses and loss expenses incurred	2,298	756	1,542
Losses and loss expenses paid	(1,873)	(781)	(1,092)
Other (including foreign exchange revaluation)	117	110	7

Balance at March 31, 2004	$27,697	$13,277	$14,420

The process of establishing reserves for claims can be complex and imprecise as it requires the use of informed estimates and judgments. Our estimates and judgments may be revised as claims develop; as additional experience and other data become available; as new or improved methodologies are developed; and as current laws change.

We continually evaluate our reserve estimates taking into account new information and discussion and negotiation with our insureds. While we believe our reserve for unpaid losses and loss expenses at March 31, 2004 is adequate, new information or trends may lead to future developments in ultimate losses and loss expenses significantly greater or less than the reserve provided, which could have a material adverse effect on future operating results. More information relating to our loss reserves and disclosure of prior period development by line of business is included in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2003.

Reinsurance

One of the ways we manage our loss exposure is through the use of reinsurance. While reinsurance agreements are designed to limit our losses from large exposures and permit recovery of a portion of direct unpaid losses, reinsurance does not relieve us of liability to our insureds. Accordingly, the losses and loss expense reserves on our balance sheet represent our total unpaid gross losses. The reinsurance recoverable represents anticipated recoveries of a portion of those gross unpaid losses as well as amounts recoverable from reinsurers with respect to claims paid. The table below presents our net reinsurance recoverable at March 31, 2004 and December 31, 2003.

	March 31 2004	December 31 2003
	(in millions of U.S. dollars)
Reinsurance recoverable on paid losses and loss expenses	$1,192	$1,277
Bad debt reserve on paid losses and loss expenses	(422)	(403)
Reinsurance recoverable on future policy benefits	15	15
Reinsurance recoverable on unpaid losses and loss expenses	13,817	13,749
Bad debt reserve on unpaid losses and loss expenses	(540)	(557)

Net reinsurance recoverable	$14,062	$14,081

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

Following is a breakdown of our reinsurance recoverable on paid losses at March 31, 2004 and December 31, 2003:

	March 31, 2004			December 31, 2003
Category	Amount	Bad Debt Reserve	% of Total Reserve	Amount	Bad Debt Reserve	% of Total Reserve
	(in millions of U.S. dollars)
General collections	$639	$44	6.9%	$730	$45	6.2%
Other	553	378	68.4%	547	358	65.4%

Total	$1,192	$422	35.4%	$1,277	$403	31.6%

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

The table below presents selected loss reserve data for A&E exposures at March 31, 2004 and December 31, 2003.

	March 31, 2004		December 31, 2003
	Gross	Net	Gross	Net
	(in millions of U.S. dollars)
Asbestos	$2,824	$239	$2,899	$277
Environmental and other latent exposures	1,104	218	1,148	250

Total	$3,928	$457	$4,047	$527

Paid losses for the quarter ended March 31, 2004 for asbestos claims were $96 million on gross reserves and $48 million on net reserves. Foreign exchange revaluation increased the gross asbestos reserve by $21 million and the net reserve by $10 million in 2004. Environmental and other latent exposure claim payments were $47 million on gross reserves and $34 million on net reserves for the quarter ended March 31, 2004. Foreign exchange revaluation increased the gross environmental and other latent exposure reserve by $3 million and the net reserve by $2 million in 2004.

The Pennsylvania Insurance Department requires a biennial, external actuarial review of liabilities residing in the various subsidiaries of Brandywine Holdings (Brandywine), which we acquired when we purchased the P&C business of CIGNA in 1999. That review was last competed during the first quarter of 2003 and we recorded the financial impact in the year ended December 31, 2002. We expect to report the results of the next review in the fourth quarter of 2004.

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

More information relating to our A&E loss reserves is included in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity is a measure of a company’s ability to generate cash flows sufficient to meet short-term and long-term cash requirements of its business operations. As a holding company, ACE possesses assets that consist primarily of the stock of its subsidiaries, and of other investments. In addition to net investment income, our cash flows currently depend primarily on dividends or other statutorily permissible payments. Historically, these dividends and other payments have come from our Bermuda-based operating subsidiaries, which we refer to as our Bermuda subsidiaries. During the quarter ended March 31, 2004, we were able to meet all of our obligations, including the payment of dividends declared on our ordinary shares and preferred shares, with our net cash flow and dividends received. Should the need arise, we generally have access to the debt markets and other available credit facilities that are discussed below.

Our sale of approximately 65 percent of the common shares of Assured Guaranty generated net proceeds of approximately $840 million. We plan to use these proceeds to support our P&C business and strengthen our balance sheet capital position. If the underwriter’s exercise their over allotment option in full, the sale would generate additional net proceeds of approximately $126 million.

The payments of dividends or other statutorily permissible distributions from our operating companies are subject to the laws and regulations applicable to each jurisdiction, as well as the need to maintain capital levels adequate to support the insurance and reinsurance operations, including financial strength ratings issued by independent rating agencies, which are discussed later.

We assess which subsidiaries to draw dividends from based on a number of factors. Considerations such as regulatory and legal restrictions as well as the subsidiary’s financial condition are paramount to the dividend decision. The legal restrictions on the payment of dividends from retained earnings by our Bermuda subsidiaries are currently satisfied by the share capital and additional paid-in capital of each of the Bermuda subsidiaries. During the quarter ended March 31, 2004, ACE Bermuda and ACE Tempest Life Reinsurance Ltd. declared and paid dividends of $86 million and $150 million, respectively. During the quarter ended March 31, 2003, ACE Bermuda declared and paid dividends of $231 million, while ACE Tempest Life Reinsurance Ltd. did not declare or pay any dividends. We expect that a majority of our cash inflows for the remainder of 2004 will be from our Bermuda subsidiaries.

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

We did not receive any dividends from ACE Global Markets or ACE INA in the current quarter. Under the Lloyd’s accounting model, syndicates in Lloyd’s operate each year as an annual venture. Each year of account is held open for three years. At the end of three years, the year of account purchases reinsurance from the next open year, which is known as reinsurance to close or RITC, and distributes the remaining funds to the investors in the syndicate. ACE Global Markets has historically retained these funds for operational purposes. ACE INA issued debt to provide partial financing for the ACE INA acquisition and for other operating needs. This debt is serviced by dividends paid by ACE INA’s insurance subsidiaries to ACE INA as well as other group resources. ACE Financial Services’ U.S. insurance subsidiaries are limited in their dividend paying abilities due to their need to maintain their AA and AAA financial strength ratings.

Our consolidated sources of funds consist primarily of net premiums written, net investment income and proceeds from sales and maturities of investments. Funds are used primarily to pay claims, operating expenses, dividends and for the purchase of investments. After satisfying our cash requirements, excess cash flows from these underwriting and investing activities are invested.

Our insurance and reinsurance operations provide liquidity in that premiums are received in advance, sometimes substantially in advance, of the time claims are paid. Generally cash flows are affected by claim payments that, due to the nature of our operations, may comprise large loss payments on a limited number of claims and which can fluctuate significantly from year to year. The irregular timing of these loss payments can create significant variations in cash flows from operations between periods. Sources of liquidity include cash from operations, financing arrangements or routine sales of investments.

•	Our consolidated net cash flows from operating activities were $1.2 billion in the quarter ended March 31, 2004, compared with $600 million in the same quarter of 2003. The positive operating cash flows were generated primarily from an increase in net premiums written and net investment income, combined with a decrease in loss and loss expenses paid.

•

Our consolidated net cash flows used for investing activities increased to $1.1 billion in the quarter ended March 31, 2004, compared with $742 million in the same quarter of 2003. This increase primarily reflects our strong consolidated net cash flows from operating activities. Net purchases of fixed maturities were $1.1 billion in the quarter ended March 31, 2004, compared with $702 million in the same quarter of 2003.

•	Our consolidated net cash flows used for financing activities were $26 million in the quarter ended March 31, 2004, compared with usage of $44 million in the same quarter of 2003. Usage for financing activities decreased primarily due to an increase in proceeds from the exercise of options for ordinary shares in the current quarter, compared with the same quarter of 2003. The increase in proceeds was partially offset by an increase in dividends paid on Ordinary Shares and the payment of dividends on the Preferred Shares.

Although our ongoing operations continue to generate positive cash flows, our cash flows are currently impacted by a large book of loss reserves from businesses in run-off. The run-off operations generated negative operating cash flows of $2 million in the quarter ended March 31, 2004, compared with $129 million in the same quarter of 2003, primarily due to claim payments.

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

Capital Resources

Capital resources consist of funds deployed or available to be deployed to support our business operations. The following table summarizes the components of our capital resources at March 31, 2004 and December 31, 2003.

	March 31 2004	December 31 2003
	(in millions of U.S. dollars)
Short-term debt	$546	$546
Long-term debt	1,349	1,349

Total debt	1,895	1,895

Trust preferred securities	487	475
Preferred shares	557	557
Ordinary shareholders’ equity	8,840	8,278

Total shareholders’ equity	9,397	8,835

Total capitalization	$11,779	$11,205

Ratio of debt to total capitalization	16.1%	16.9%
Ratio of debt plus trust preferreds to total capitalization	20.2%	21.2%

We believe our financial strength provides us with the flexibility and capacity to obtain funds externally through debt or equity financing on both a short-term and long-term basis. Our ability to access the capital markets is dependent on, among other things, market conditions and our perceived financial strength. We have accessed both the debt and equity markets from time to time.

Our short-term debt includes $400 million of ACE INA 8.2 percent notes due August 15, 2004. We plan to refinance this debt.

Our diluted book value per ordinary share increased to $31.36 at March 31, 2004, compared with $29.46 at December 31, 2003. In calculating our diluted book value per ordinary share, we include in the denominator in-the-money options. The expected proceeds from the in-the-money options are included in the numerator. Shareholders’ equity increased $562 million in the current quarter primarily due to our net income, and an increase in unrealized gains on our investment portfolio of $127 million.

On January 14, 2004 and April 14, 2004, we paid dividends of 19 cents per ordinary share to shareholders of record on December 31, 2003 and March 31, 2004, respectively. We have paid dividends each quarter since we became a public company in 1993. However, the declaration, payment and value of future dividends on ordinary shares is at the discretion of our Board of Directors and will be dependent upon our profits, financial requirements and other factors, including legal restrictions on the payment of dividends and such other factors as our Board of Directors deems relevant. Dividends on the preferred shares are payable quarterly, when and if declared by our Boards of Directors, in arrears on March 1, June 1, September 1 and December 1 of each year. On March 1, 2004, we paid dividends of $4.875 per preferred share to shareholders of record on February 29, 2004.

As part of our capital management program, in November 2001, our Board of Directors authorized the repurchase of any ACE issued debt or capital securities including ordinary shares, up to $250 million. At March 31, 2004, this authorization had not been utilized.

Credit Facilities

The following table shows our credit facilities by credit line, usage, expiry date and purpose at March 31, 2004.

	Credit Line	Usage	Expiry Date	Purpose
Liquidity Facilities
ACE Limited1,[2]	$500	$146	April 2004	General Corporate
ACE Limited[1,2,3]	250	64	May 2005	General Corporate
ACE Guaranty Corp	140	—	May 2004	General Corporate
Secured Operational LOC Facilities
ACE Group	500	277	Sept. 2006	General Corporate
Unsecured Operational LOC Facilities
ACE Limited	500	301	Sept. 2004	General Corporate
ACE Limited	100	91	Oct. 2004	General Corporate
ACE Global Markets	200	200	Oct. 2004	General Corporate
ACE Tempest Re	200	124	Dec. 2004	General Corporate
ACE International	29	29	Various	General Corporate
Unsecured Capital Facilities
ACE Guaranty Corp	175	—	Dec. 2010	Rating Agency Capital
ACE Global Markets[4]	702	697	Nov. 2008	Underwriting capacity for Lloyd’s Syndicate 2488-2004 capacity of £550 million (approximately $1 billion)

Total	$3,296	$1,929

1.	Commercial paper back-up facility

2.	In April 2004, we replaced the ACE Limited $500 million and $250 million liquidity facilities with a $600 million credit facility expiring in April 2007

3.	May also be used for LOCs

4.	Unsecured letters of credit are placed with Lloyd’s as capital on behalf of ACE’s corporate capital vehicles

Some of the facilities noted above require that we maintain certain covenants, all of which have been met at March 31, 2004. These covenants include:

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

At March 31, 2004, (a) the minimum consolidated net worth requirement under the covenant described in (i) above was $5.3 billion and our actual consolidated net worth as calculated under that covenant was $8.6 billion; and (b) our ratio of debt to total capitalization was 0.16 to 1.

Certain facilities are guaranteed by either operating subsidiaries or ACE Limited.

In addition to these covenants, the ACE Global Markets capital facility requires that collateral be posted if the financial strength rating of ACE Limited falls to S&P BBB+ or lower. Prior to November 2003 (the renewal date of the ACE Global Markets unsecured LOC), this requirement related to ACE Bermuda.

We negotiated a $600 million credit facility that was effective on April 2, 2004. The net worth covenant requires that we maintain a minimum consolidated net worth covenant of not less than $6 billion plus 25 percent of cumulative net income since December 31, 2003, plus 50 percent of net proceeds of any issuance of equity interests subsequent to December 31, 2003. More information on the amended covenant requirements is included under “Article 5” of Exhibit 10.2 filed with this Form 10-Q.

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

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements for a discussion of recent accounting pronouncements.

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

Our exposure to interest rate risk is concentrated in our fixed income portfolio, and to a lesser extent, our debt obligations. An increase in interest rates of 100 basis points applied instantly across the yield curve would have resulted in a decrease in the market value of our fixed income portfolio of 3.3 percent at March 31, 2004, compared with 3.4 percent at December 31, 2003. This equates to a pre-tax decrease in market value of approximately $739 million on a fixed income portfolio valued at $22 billion at March 31, 2004. This compares with an approximately $696 million pre-tax decrease in market value on a fixed income portfolio valued at $20.6 billion at December 31, 2003. An immediate time horizon was used as this presents the worst case scenario.

Our portfolio of equity securities, which we carry on our balance sheet at fair value, has exposure to price risk. This risk is defined as the potential loss in fair value resulting from adverse changes in stock prices. In addition, we attain exposure to the equity markets through the use of derivative instruments which also have exposure to price risk. Our U.S. equity portfolio is highly correlated with the S&P 500 index and changes in that index would approximate the impact on our portfolio. Our international equity portfolio has exposure to a broad range of non-U.S. equity markets, primarily in those countries where we have insurance operations. This portfolio is correlated to movement in each of these countries’ broad equity market. The combined equity exposure through both our portfolios of equity securities and derivative instruments was valued at $659 million at March 31, 2004, compared with $662 million at December 31, 2003. A hypothetical ten percent pre-tax decline in the price of each stock in our portfolio of equity securities and the index correlated to the derivative instruments would have resulted in a $66 million pre-tax decline in fair value at March 31, 2004 and December 31, 2003. Changes in fair value of these derivative instruments are recorded as net realized gains (losses) in the consolidated statements of operations. Changes in the fair value of our equity portfolio are recorded as unrealized appreciation (depreciation) and are included as other comprehensive income in shareholders’ equity.

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

Item 5.	Other Information

1.	On March 11, 2004, the Board of Directors elected Evan G. Greenberg to the position of Chief Executive Officer of ACE Limited, effective May 27, 2004. Brian Duperreault will remain as Chairman of ACE Limited.

2.	On February 26, 2004, the Company declared a quarterly dividend of $0.19 per Ordinary Share payable on April 14, 2004, to shareholders of record on March 31, 2004.

3.	On February 26, 2004, the Company declared a dividend of $4.875 per Preferred Share, payable on March 1, 2004, to shareholders of record on February 29, 2004.

Item 6.	Exhibits and Reports on Form 8-K

1.		Exhibits

10.1	*	Executive Severance Agreement between ACE Limited and Philip Bancroft, effective as of January 2, 2002.

10.2		Credit agreement for $600 million dated as of April 2, 2004, among ACE Limited, certain subsidiaries, various lenders and J.P. Morgan Securities and Barclays Capital as joint lead arrangers and joint bookrunners.

31.1		Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2		Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1		Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2		Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*	Management Contract or Compensation Plan

2.	Reports on Form 8-K

The Company filed a Form 8-K current report (date of earliest event reported: April 27, 2004) pertaining to ACE Limited’s press release reporting its first quarter 2004 results and the availability of its first quarter financial supplement.

ACE LIMITED

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACE LIMITED

May 7, 2004	/S/ BRIAN DUPRERREAULT

Brian Duperreault Chairman and Chief Executive Officer

May 7, 2004	/S/ PHILIP V. BANCROFT

Philip V. Bancroft Chief Financial Officer

ACE LIMITED

EXHIBITS

Exhibit Number	Description	Numbered Page

Exhibits

10.1	Executive Severance Agreement between ACE Limited and Philip Bancroft, effective as of January 2, 2002.

10.2	Credit agreement for $600 million dated as of April 2, 2004, among ACE Limited, certain subsidiaries, various lenders and J.P. Morgan Securities and Barclays Capital as joint lead arrangers and joint bookrunners.

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.