Form 10-Q
period 2004-06-30
ACE LTD
filed 2004-08-09
CIK 896159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

The number of registrant’s Ordinary Shares ($0.041666667 par value) outstanding as of August 4, 2004 was 284,018,700.

ACE LIMITED

ACE LIMITED

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30 2004	December 31 2003
	(Unaudited)
	(in thousands of U.S. dollars, except share and per share data)
Assets
Investments and cash
Fixed maturities, at fair value (amortized cost - $18,226,520 and $18,006,405)	$18,348,288	$18,645,267
Equity securities, at fair value (cost - $846,220 and $401,237)	952,979	543,811
Securities on loan, at fair value (amortized cost/cost - $1,487,879 and $650,160)	1,514,734	684,629
Short-term investments, at fair value	4,039,566	2,927,407
Other investments (cost - $1,143,488 and $602,176)	1,216,259	645,085
Cash	663,240	561,650

Total investments and cash	26,735,066	24,007,849

Accrued investment income	260,906	258,379
Insurance and reinsurance balances receivable	3,566,647	2,836,616
Accounts and notes receivable	195,129	191,519
Reinsurance recoverable	14,374,339	14,080,716
Deferred policy acquisition costs	968,602	1,004,753
Prepaid reinsurance premiums	1,652,426	1,372,568
Funds withheld	347,407	255,587
Value of reinsurance business assumed	310,363	346,365
Goodwill	2,614,107	2,710,830
Deferred tax assets	1,114,559	1,089,805
Other assets	1,511,605	1,397,806

Total assets	$53,651,156	$49,552,793

Liabilities
Unpaid losses and loss expenses	$28,224,265	$27,154,838
Unearned premiums	6,555,437	6,050,788
Future policy benefits for life and annuity contracts	505,298	491,837
Funds withheld	200,773	208,728
Insurance and reinsurance balances payable	2,279,573	1,902,622
Contract holder deposit funds	221,308	212,335
Securities lending collateral	1,541,684	698,587
Payable for securities purchased	726,081	369,105
Accounts payable, accrued expenses and other liabilities	1,234,827	1,206,046
Dividends payable	59,557	53,182
Short-term debt	545,740	545,727
Long-term debt	1,848,767	1,349,202
Trust preferred securities	487,373	475,000

Total liabilities	44,430,683	40,717,997

Commitments and contingencies
Shareholders’ equity
Preferred Shares ($1.00 par value, 2,300,000 shares authorized, issued and outstanding)	2,300	2,300
Ordinary Shares ($0.041666667 par value, 500,000,000 shares authorized; 283,604,445 and 279,897,193 shares issued and outstanding)	11,817	11,662
Additional paid-in capital	4,879,892	4,765,355
Unearned stock grant compensation	(83,828)	(44,912)
Retained earnings	4,104,754	3,380,619
Deferred compensation obligation	12,988	16,687
Accumulated other comprehensive income	305,538	719,772
Ordinary Shares issued to employee trust	(12,988)	(16,687)

Total shareholders’ equity	9,220,473	8,834,796

Total liabilities and shareholders’ equity	$53,651,156	$49,552,793

See accompanying notes to the interim consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and six months ended June 30, 2004 and 2003

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
	(in thousands of U.S. dollars, except per share data)
Revenues
Gross premiums written	$4,040,857	$3,404,918	$8,456,332	$7,517,682
Reinsurance premiums ceded	(1,173,926)	(998,925)	(2,351,235)	(2,181,637)

Net premiums written	2,866,931	2,405,993	6,105,097	5,336,045
Change in unearned premiums	(78,253)	(99,401)	(716,742)	(957,921)

Net premiums earned	2,788,678	2,306,592	5,388,355	4,378,124
Net investment income	237,060	211,947	474,980	418,359
Net realized gains	42,202	106,561	99,463	66,472

Total revenues	3,067,940	2,625,100	5,962,798	4,862,955

Expenses
Losses and loss expenses	1,724,276	1,459,379	3,266,873	2,742,212
Life and annuity benefits	44,398	43,559	86,122	92,058
Policy acquisition costs	395,775	333,282	760,689	629,176
Administrative expenses	309,797	287,288	624,702	546,960
Interest expense	46,399	43,681	90,671	88,610
Other (income) expense	5,903	(726)	22,983	5,428

Total expenses	2,526,548	2,166,463	4,852,040	4,104,444

Income before income tax	541,392	458,637	1,110,758	758,511
Income tax expense	128,383	88,169	250,924	140,599

Net income	$413,009	$370,468	$859,834	$617,912

Basic earnings per share	$1.43	$1.35	$2.99	$2.28

Diluted earnings per share	$1.41	$1.32	$2.94	$2.23

See accompanying notes to the interim consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the six months ended June 30, 2004 and 2003

(Unaudited)

	2004	2003
	(in thousands of U.S. dollars)
Preferred Shares
Balance – beginning of period	$2,300	$—
Shares issued	—	2,300

Balance – end of period	2,300	2,300

Ordinary Shares
Balance – beginning of period	11,662	10,945
Shares issued	64	561
Exercise of stock options	111	86
Issued under Employee Stock Purchase Plan (ESPP)	6	6
Cancellation of shares	(26)	(25)

Balance – end of period	11,817	11,573

Additional paid-in capital
Balance – beginning of period	4,765,355	3,781,112
Ordinary Shares issued	67,148	46,076
Exercise of stock options	61,281	24,465
Ordinary Shares issued under ESPP	3,678	3,390
Cancellation of Ordinary Shares	(24,286)	(20,319)
Other	6,716	11,109
Preferred Shares issued, net	—	554,587
Conversion of Mezzanine equity, net	—	310,466

Balance – end of period	4,879,892	4,710,886

Unearned stock grant compensation
Balance – beginning of period	(44,912)	(42,576)
Stock grants awarded	(67,680)	(44,899)
Stock grants forfeited	10,644	2,671
Amortization	18,120	15,796

Balance – end of period	(83,828)	(69,008)

Retained earnings
Balance – beginning of period	3,380,619	2,199,313
Net income	859,834	617,912
Dividends declared on Ordinary Shares	(113,275)	(97,738)
Dividends declared on Preferred Shares	(22,424)	—
Dividends declared on Mezzanine equity	—	(9,773)

Balance – end of period	4,104,754	2,709,714

Deferred compensation obligation
Balance – beginning of period	16,687	18,631
(Decrease) increase to obligation	(3,699)	336

Balance – end of period	$12,988	$18,967

See accompanying notes to the interim consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (cont’d)

For the six months ended June 30, 2004 and 2003

(Unaudited)

	2004	2003
	(in thousands of U.S. dollars)
Accumulated other comprehensive income
Net unrealized appreciation (depreciation) on investments
Balance – beginning of period	$684,267	$476,411
Change in period, net of income tax	(407,911)	351,870

Balance – end of period	276,356	828,281

Minimum pension liability
Balance – beginning of period	(35,684)	—
Change in period, net of income tax	(435)	(40,000)

Balance – end of period	(36,119)	(40,000)

Cumulative translation adjustment
Balance – beginning of period	71,189	(36,519)
Change in period, net of income tax	(5,888)	60,877

Balance – end of period	65,301	24,358

Accumulated other comprehensive income	305,538	812,639

Ordinary Shares issued to employee trust
Balance – beginning of period	(16,687)	(18,631)
Decrease (increase) in Ordinary Shares	3,699	(336)

Balance – end of period	(12,988)	(18,967)

Total shareholders’ equity	$9,220,473	$8,178,104

See accompanying notes to the interim consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the six months ended June 30, 2004 and 2003

(Unaudited)

	2004	2003
	(in thousands of U.S. dollars)
Net income	$859,834	$617,912

Other comprehensive income
Net unrealized appreciation (depreciation) on investments
Unrealized appreciation (depreciation) on investments	(386,644)	466,152
Reclassification adjustment for net realized (gains) losses included in net income	(144,017)	(37,606)

	(530,661)	428,546

Cumulative translation adjustment	(21,681)	83,846

Minimum pension liability	(629)	(59,000)

Other comprehensive income, before income tax	(552,971)	453,392
Income tax benefit (expense) related to other comprehensive income items	138,737	(80,645)

Other comprehensive income	(414,234)	372,747

Comprehensive income	$445,600	$990,659

See accompanying notes to the interim consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2004 and 2003

(Unaudited)

	2004	2003
	(in thousands of U.S. dollars)
Cash flows from operating activities
Net income	$859,834	$617,912
Adjustments to reconcile net income to net cash flows from (used for) operating activities:
Net realized (gains) losses	(99,463)	(66,472)
Amortization of premium/discounts on fixed maturities	53,908	38,673
Deferred income taxes	145,300	116,880
Unpaid losses and loss expenses	1,555,506	502,243
Unearned premiums	1,024,837	706,387
Future policy benefits for life and annuity contracts	13,461	27,663
Insurance and reinsurance balances payable	404,509	(50,554)
Accounts payable, accrued expenses and other liabilities	14,932	(93,358)
Insurance and reinsurance balances receivable	(761,629)	(446,356)
Reinsurance recoverable	(400,951)	100,535
Deferred policy acquisition costs	(148,519)	(125,155)
Prepaid reinsurance premiums	(283,567)	298,073
Funds withheld, net	(93,787)	32,825
Value of reinsurance business assumed	24,595	7,216
Other	(29,056)	(87,609)

Net cash flows from operating activities	$2,279,910	$1,578,903

Cash flows from investing activities
Purchases of fixed maturities	$(13,711,920)	$(9,463,854)
Purchases of equity securities	(821,428)	(65,057)
Sales of fixed maturities	10,604,377	7,253,066
Sales of equity securities	440,962	62,844
Maturities of fixed maturities	—	94,612
Net realized gains (losses) on investment derivatives	15,081	5,249
Sale of subsidiary (net of cash sold of $82 million)	953,164	—
Other	(93,885)	(35,816)

Net cash flows used for investing activities	$(2,613,649)	$(2,148,956)

Cash flows from financing activities
Dividends paid on Ordinary Shares	$(106,900)	$(92,688)
Dividends paid on Preferred Shares	(22,425)	—
Proceeds from issuance of long-term debt	499,565	—
Proceeds from exercise of options for Ordinary Shares	61,392	24,551
Proceeds from Ordinary Shares issued under ESPP	3,684	3,396
Net proceeds from short-term debt	13	99
Net proceeds from issuance of Preferred Shares	—	556,887
Dividends paid on Mezzanine equity	—	(9,773)

Net cash flows from financing activities	$435,329	$482,472

Net increase (decrease) in cash	101,590	(87,581)
Cash – beginning of period	561,650	663,355

Cash – end of period	$663,240	$575,774

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

ACE Limited (ACE or the Company) is a holding company incorporated with limited liability under the Cayman Islands Companies Law and maintains its business office in Bermuda. The Company, through its various subsidiaries, provides a broad range of insurance and reinsurance products to insureds worldwide. ACE operates through four business segments: Insurance – North American, Insurance – Overseas General, Global Reinsurance and Financial Services. These segments are described in Note 16.

The following table summarizes the Company’s gross premiums written by geographic region for the six months ended June 30, 2004 and 2003. Allocations have been made on the basis of location of risk.

Six Months Ended	North America	Europe	Australia & New Zealand	Asia Pacific	Latin America
June 30, 2004	63%	24%	2%	7%	4%
June 30, 2003	60%	26%	2%	8%	4%

2. New accounting pronouncements

In July 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (SOP 03-1). This Statement of Position provides guidance on accounting and reporting by insurance enterprises for certain nontraditional long-duration contracts and for separate accounts and is effective for financial statements for fiscal years beginning after December 15, 2003. Through the Global Reinsurance segment, the Company reinsures annuitization benefits, principally related to guaranteed minimum death benefits (GMDBs) and guaranteed minimum income benefits (GMIBs). The valuation of insurance liabilities related to the Company’s GMDB reinsurance product is subject to certain provisions of the SOP whereas the Company’s GMIB reinsurance product meets the definition of a derivative for accounting purposes and is therefore carried at fair value with changes in fair value recognized in income in the period of the change pursuant to FAS 133. Pursuant to SOP 03-1, liabilities for annuitization benefits, such as the minimum death benefit guarantee, are generally based on cumulative assessments or premiums to date multiplied by a benefit ratio that is determined by estimating the expected value of benefit payments and related adjustment expenses divided by the present value of cumulative assessment or expected fees during the annuitization period. In the event the Company was to anticipate an ultimate loss on the business over the in-force period of the underlying annuities, an additional liability would be established to recognize such losses. The Company adopted SOP 03-1 on January 1, 2004. In its capacity as reinsurer, the Company’s valuation of insurance liabilities related to its GMDB reinsurance program has been materially consistent with the requirements of the SOP. Consequently, the adoption of SOP 03-1 did not have a material impact on the Company’s consolidated financial statements. See Note 6b for further details regarding the Company’s reinsurance programs involving minimum benefit guarantees under annuity contracts.

In December 2003, the Financial Accounting Standard Board (FASB) revised its Statement of Financial Accounting Standards No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (FAS 132), to require additional disclosures related to pensions and postretirement benefits. While retaining the existing disclosure requirements for pensions and postretirement benefits, additional disclosures are required related to pension plan assets, obligations, contributions and net benefit costs, beginning with fiscal years ending after December 15, 2003. For foreign plans, these additional disclosures are required beginning with fiscal years ending after June 15, 2004. Additional disclosures pertaining to benefit payments are also required for fiscal years ending after June 15, 2004. FAS 132 revisions also include additional disclosure requirements for interim financial reports beginning after December 15, 2003. (See Note 10). Given that all of the Company’s defined benefit plans cover foreign employees, the Company is required to implement the additional disclosures beginning in its 2004 consolidated financial statements.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Sale of financial and mortgage guaranty business through Assured Guaranty Ltd.

On April 28, 2004, the Company completed the sale of 65.3 percent of its financial and mortgage guaranty reinsurance and insurance businesses (transferred business) through the initial public offering (IPO) of 49 million common shares of Assured Guaranty Ltd. (Assured Guaranty) at $18.00 per share. Assured Guaranty was incorporated in Bermuda in August 2003 for the sole purpose of becoming a holding company for the transferred business.

Pursuant to the completion of the IPO, the Company received proceeds, net of offering costs, of approximately $835 million and a return of capital of $200 million. The transaction resulted in a reduction of shareholders’ equity of $61.1 million, representing the difference between net proceeds and the carrying value of 65.3 percent of Assured Guaranty at April 28, 2004 as well as taxes incurred on the transaction. The transaction also resulted in a pre-tax realized loss of $6.7 million which is included in realized gains (losses) in the accompanying statement of operations and an after-tax loss of $18.1 million, which consists of the following:

Loss on sale of financial and mortgage guaranty businesses	$(49.7)
Realization of accumulated other comprehensive income on companies sold	43.0

Pre-tax loss included in net realized gains (losses)	(6.7)
Income tax expense	11.4

After-tax loss	$(18.1)

A description of each component of the loss is as follows:

•	The loss on the sale of the financial and mortgage guaranty businesses of $49.7 million represents the difference between the carrying value of the Company’s interest in Assured Guaranty sold and net proceeds of the offering.

•	The realization of accumulated other comprehensive income on companies sold of $43.0 million principally relates to the unrealized appreciation of available-for-sale securities included in the carrying value of the interest in Assured Guaranty sold; such gains had no effect on shareholders’ equity.

•	Income tax expense of $11.4 million principally relates to federal income taxes incurred from the transfer of ACE’s U.S. financial and mortgage guaranty operations to Assured Guaranty and attributed to the Assured Guaranty shares sold by the Company. The income tax expense results from differences in the basis of the assets of the transferred subsidiaries for financial reporting purposes compared to the corresponding tax basis. In connection with its sale and pursuant to a tax allocation agreement, Assured Guaranty will make a tax election that will have the effect of increasing the tax basis of tangible and intangible assets to fair value. Future tax benefits that Assured Guaranty derives from this election will be payable to ACE and recognized by ACE when realized by Assured Guaranty.

Subsequent to the completion of the IPO, the Company beneficially owns 26 million common shares, or 34.7 percent of Assured Guaranty’s outstanding common shares and accordingly, no longer consolidates its interest in the Assured Guaranty companies. The retained interest is accounted for under the equity method of accounting with the Company’s carrying value of its investment reflected in other investments within the consolidated balance sheet and the proportionate share of earnings reflected in other (income) expense within the consolidated statement of operations. At June 30, 2004, the Company’s carrying value of its investment in Assured Guaranty is $477 million and from the date of the IPO through June 30, 2004, the Company recorded related earnings of $7.7 million.

For the three months ended June 30, 2004, the Company recognized compensation expense of $7.5 million in connection with the settlement of ACE stock awards held by the employees of Assured Guaranty. These expenses are reflected in other (income) expense within the consolidated statement of operations.

In connection with the IPO, the Company has entered into reinsurance agreements with Assured Guaranty in order to retain the insurance liabilities of certain run-off businesses, including trade credit and residual value insurance. At their inception, these contracts had no effect on the Company’s income. Additionally, the Company has entered into a number of agreements with Assured Guaranty that will govern certain aspects of the relationship after this offering, including service agreements under which the Company will provide certain services to Assured Guaranty for a period of time.

The assets and liabilities of the Assured Guaranty companies aggregated to $2.8 billion and $1.4 billion at December 31, 2003. Total revenues of the Assured Guaranty companies included in the accompanying financial statements were $114.9 million and $193.8 million for the six months ended June 30, 2004 and 2003, respectively. Net income of the Assured Guaranty companies were $39.5 million and $74.4 million for the six months ended June 30, 2004 and 2003, respectively.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. Investments

The following table summarizes, for all securities in an unrealized loss position at June 30, 2004 (including securities on loan), the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position.

	0 - 12 Months		Over 12 Months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in thousands of U.S. dollars)
U.S. Treasury and agency	$2,234,635	$25,360	$29,484	$1,565	$2,264,119	$26,925
Non-U.S. governments	1,476,380	19,449	—	—	1,476,380	19,449
Corporate securities	5,884,528	109,911	55,069	4,234	5,939,597	114,145
Mortgage-backed securities	3,025,847	52,180	36,277	1,771	3,062,124	53,951
States, municipalities and political subdivisions	137,575	2,255	2,218	282	139,793	2,537

Total fixed maturities	12,758,965	209,155	123,048	7,852	12,882,013	217,007
Equity securities	215,299	7,431	—	—	215,299	7,431

Total	$12,974,264	$216,586	$123,048	$7,852	$13,097,312	$224,438

For securities with an unrealized loss position in excess of 12 months, the decline in fair value is principally due to trends in market interest rates between the purchase date and the balance sheet date. Generally, the duration of the loss position ranges from 12-15 months. The Company periodically reevaluates these securities for other-than-temporary impairment based on several factors including, but not limited to, the extent of the unrealized loss position, the current interest rate environment, and the expected holding period. For the three months and six months ended June 30, 2004, respectively, the Company recognized a realized loss for other-than-temporary impairments of $3 million and $4 million for fixed maturities and $2 million and $3 million for equity securities.

5. Goodwill

FAS No. 142, “Goodwill and Other Intangible Assets” (FAS 142) primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. All goodwill recognized in the Company’s consolidated balance sheet at January 1, 2002 was assigned to one or more reporting units. FAS 142 requires that goodwill in each reporting unit be tested for impairment annually. Based on a review performed during the first quarter of 2004, the Company recognized a goodwill impairment loss of $11.3 million primarily relating to the Company’s Lloyd’s life syndicate. On April 28, 2004, the Company completed the sale of Assured Guaranty. As a result of the sale, goodwill was reduced by $85.4 million in the second quarter of 2004. The following table details the movement in goodwill by segment for the six months ended June 30, 2004.

	Insurance – North American	Insurance – Overseas General	Global Reinsurance	Financial Services	ACE Consolidated
		(in thousands of U.S. dollars)
Goodwill at beginning of period	$1,127,513	$1,121,636	$364,958	$96,723	$2,710,830
Goodwill impairment loss	—	—	—	(11,305)	(11,305)
Sale of subsidiary	—	—	—	(85,418)	(85,418)

Goodwill at end of period	$1,127,513	$1,121,636	$364,958	$—	$2,614,107

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. Reinsurance

a) Consolidated reinsurance

The Company purchases reinsurance to manage various exposures including catastrophe risks. Although reinsurance agreements contractually obligate the Company’s reinsurers to reimburse it for the agreed-upon portion of its gross paid losses, they do not discharge the primary liability of the Company. The amounts for net premiums written and net premiums earned in the statements of operations are net of reinsurance. Direct, assumed and ceded amounts for these items for the three and six months ended June 30, 2004 and 2003 are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
	(in thousands of U.S. dollars)
Premiums written
Direct	$3,351,144	$2,769,337	$6,740,540	$5,853,386
Assumed	689,713	635,581	1,715,792	1,664,296
Ceded	(1,173,926)	(998,925)	(2,351,235)	(2,181,637)

Net	$2,866,931	$2,405,993	$6,105,097	$5,336,045

Premiums earned
Direct	$3,209,426	$3,001,987	$6,255,914	$5,600,789
Assumed	637,060	588,593	1,220,104	1,174,191
Ceded	(1,057,808)	(1,283,988)	(2,087,663)	(2,396,856)

Net	$2,788,678	$2,306,592	$5,388,355	$4,378,124

The composition of the Company’s reinsurance recoverable at June 30, 2004 and December 31, 2003, is as follows:

	June 30 2004	December 31 2003
	(in thousands of U.S. dollars)
Reinsurance recoverable on paid losses and loss expenses	$1,221,772	$1,277,119
Bad debt reserve on paid losses and loss expenses	(440,330)	(402,680)
Reinsurance recoverable on future policy benefits	15,851	14,668
Reinsurance recoverable on unpaid losses and loss expenses	14,135,953	13,749,189
Bad debt reserve on unpaid losses and loss expenses	(558,907)	(557,580)

Net reinsurance recoverable	$14,374,339	$14,080,716

The Company evaluates the financial condition of its reinsurers and potential reinsurers on a regular basis and also monitors concentrations of credit risk with reinsurers. Provisions have been established for amounts estimated to be uncollectible.

Following is a breakdown of the Company’s reinsurance recoverable on paid losses at June 30, 2004 and December 31, 2003:

	June 30, 2004			December 31, 2003
Category	Amount	Bad Debt Reserve	% of Total Reserve	Amount	Bad Debt Reserve	% of Total Reserve
	(in millions of U.S. dollars)
General collections	$619	$35	5.7%	$730	$45	6.2%
Other	603	405	67.2%	547	358	65.4%

Total	$1,222	$440	36.0%	$1,277	$403	31.6%

General collections balances represents amounts in the process of collection in the normal course of business for which the Company has no indication of dispute or credit-related issues.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The other category includes amounts recoverable that are in dispute or are from companies who are in supervision, rehabilitation or liquidation. The Company’s estimation of the reserve for other, considers the merits of the underlying matter, the credit quality of the reinsurer and whether the Company has received collateral or other credit protections such as parental guarantees.

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

Under reinsurance programs covering living benefit guarantees, the Company assumes the risk of guaranteed minimum income benefits (GMIBs) associated with variable annuity contracts. The GMIB risk is triggered if, at the time the contract holder elects to convert the accumulated account value to a periodic payment stream (annuitize), the accumulated account value is not sufficient to purchase a guaranteed minimum level of monthly income. The Company’s GMIB reinsurance product meets the definition of a derivative for accounting purposes and is therefore carried at fair value with changes in fair value recognized in income in the period of the change pursuant to FAS 133. As the assuming entity, the Company is obligated to provide coverage until the expiration of the underlying annuities. Therefore, to best disclose the nature of the underlying risk over the exposure period within the statement of operations, the Company presents the change in fair value as follows. Premiums received under the reinsurance treaties are classified as premium. Expected losses allocated to premiums received are classified as life and annuity benefits and valued pursuant to SOP 03-1, similar to GMDB reinsurance. Other changes in fair value, principally arising from changes in expected losses allocated to expected future premiums, are classified as realized gains (losses). As fair value generally represents the cost to exit a business and thus includes a risk margin, the Company may recognize a loss for other changes in fair value during a given period due to temporary adverse changes in the capital markets (i.e., declining interest rates and/or declining equity markets) even when the Company continues to expect the business to be profitable. Management believes this presentation provides the most meaningful disclosure of changes in the underlying risk within the GMIB reinsurance programs for a given reporting period.

The presentation of income and expenses relating to GMDB and GMIB reinsurance for the three and six months ending June 30, 2004 and 2003, are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
	(in millions of U.S. dollars)
GMDB
Net premiums earned	$10.3	$3.0	$19.9	$15.1
Life and annuity benefits expense	$3.5	$1.5	$7.3	$12.6

GMIB
Net premiums earned	$15.5	$4.1	$28.1	$7.2
Life and annuity benefits expense	$4.5	$2.1	$9.7	$3.6
Realized gains (losses)	$15.4	—	$(9.6)	—

At June 30, 2004, reported liabilities for GMDB and GMIB reinsurance were $25.9 million and $42.6 million, respectively, compared with $30.5 million and $22.8 million, respectively at December 31, 2003. Reported liabilities for both GMDB and GMIB reinsurance are determined using internal valuation models. Such valuations require considerable judgment and are subject to significant uncertainty. The valuation of these products is subject to fluctuations arising from, among other factors, changes in interest rates, changes in the equity markets, and changes in the allocation of the investments underlying annuitant’s account value. These models and the related assumptions are continually reviewed by management and enhanced, as appropriate, based upon improvements in modeling techniques and availability of more timely information, such as market conditions and demographics of in-force annuities.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

At June 30, 2004, the Company’s net amount at risk from its GMDB and GMIB reinsurance programs are $350 million and $25 million, respectively. For the GMDB programs, the net amount at risk is defined as the excess, if any, of the current guaranteed value over the current account value. For the GMIB programs, the net amount at risk is defined as the excess, if any, of the present value of the minimum guaranteed annuity payments over the present value of the annuity payments otherwise available to each policyholder.

7. Commitments, contingencies and guarantees

The Company invests in private equity partnerships with a carrying value of $94 million included in other investments. In connection with these investments, the Company has commitments that may require funding of up to $101 million over the next several years.

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

8. Credit facilities

In April 2004, the Company replaced its $500 million, 364-day revolving credit facility and its $250 million, five-year revolving credit facility with a $600 million three-year credit facility. This facility is available for general corporate purposes, commercial paper back-up and the issuance of letters of credit (LOCs). At June 30, 2004, the outstanding LOCs issued under the replaced facilities was $63.9 million and commercial paper outstanding was $146 million. There were no other drawings or LOCs issued under these facilities.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. Debt

The following table outlines the Company’s debt at June 30, 2004 and December 31, 2003.

	June 30 2004	December 31 2003
	(in millions of U.S. dollars)
Short-term debt
ACE INA commercial paper	$146	$146
ACE INA 8.2 percent Notes due August 2004	400	400

	546	546

Long-term debt
ACE INA Notes due 2006	300	300
ACE Limited Senior Notes due 2007	500	499
ACE US Holdings Senior Notes due 2008	250	250
ACE INA Subordinated Notes due 2009	200	200
ACE INA Senior Notes due 2014	499	—
ACE INA Debentures due 2029	100	100

	$1,849	$1,349

Trust Preferred Securities
Capital Re LLC Monthly Income Preferred Securities due 2044	$75	$75
ACE INA Trust Preferred Securities due 2029	103	100
ACE INA Capital Securities due 2030	309	300

	$487	$475

a) Short-term debt

The Company has commercial paper programs that use revolving credit facilities as back-up facilities and provide for up to $2.8 billion in commercial paper issuance (subject to the availability of back-up facilities, which totaled $600 million at June 30, 2004) for ACE and for ACE INA. For the six months ended June 30, 2004 and 2003, commercial paper interest rates averaged 1.2 percent and 1.5 percent, respectively.

b) ACE INA senior notes

In June 2004, ACE INA issued $500 million of 5.875 percent notes due June 15, 2014. The notes are not redeemable before maturity and do not have the benefit of any sinking fund. These senior unsecured notes are guaranteed on a senior basis by the Company and they rank equally with all of the Company’s other senior obligations. They also contain a customary limitation on lien provisions as well as customary events of default provisions which, if breached, could result in the accelerated maturity of such senior debt. The proceeds of the notes were used partly to repay $75 million of Capital Re trust preferred securities on July 12, 2004. The balance will be used to repay $400 million of ACE INA 8.2 percent notes, which mature on August 15, 2004, and for general corporate purposes.

10. Defined benefit plans

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Net periodic benefit costs recognized by component for the three and six months ended June 30, 2004 and 2003 is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
	(in thousands of U.S. dollars)
Components of net benefit cost
Service cost	$1,364	$1,354	$2,728	$2,709
Interest cost	3,974	3,809	7,946	7,616
Expected return on plan assets	(3,468)	(2,974)	(6,936)	(5,949)
Amortization of net transition asset	1	1	3	3
Amortization of prior service cost	25	25	51	49
Amortization of net actuarial loss	1,583	1,502	3,166	3,006

Net benefit cost	$3,479	$3,717	$6,958	$7,434

11. Restricted stock awards

Under the Company’s long-term incentive plans, 1,544,080 restricted Ordinary Shares were awarded during the six months ended June 30, 2004, to officers of the Company and its subsidiaries. These shares vest at various dates through June 2008. In addition, during the period, 30,361 restricted Ordinary Shares were awarded to outside directors under the terms of the 1995 Outside Directors Plan. These shares vest in May 2005.

At the time of grant the market value of the shares awarded under these grants is recorded as unearned stock grant compensation and is presented as a separate component of shareholders’ equity. The unearned compensation is charged to income over the vesting period using the accelerated method.

12. Earnings per share

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
	(in thousands of U.S. dollars, except share and per share data)
Numerator:
Net income	$413,009	$370,468	$859,834	$617,912
Dividends on Preferred Shares	(11,212)	(3,686)	(22,548)	(3,686)
Dividends on Mezzanine equity	—	(3,358)	—	(9,773)

Net income available to holders of Ordinary Shares	$401,797	$363,424	$837,286	$604,453

Denominator:
Denominator for basic earnings per share:
Weighted average shares outstanding	280,007,156	268,260,244	279,477,772	264,957,203
Effect of other dilutive securities	5,364,008	6,972,095	5,560,172	5,761,774

Denominator for diluted earnings per share:
Adjusted weighted average shares outstanding and assumed conversions	285,371,164	275,232,339	285,037,944	270,718,977

Basic earnings per share	$1.43	$1.35	$2.99	$2.28

Diluted earnings per share	$1.41	$1.32	$2.94	$2.23

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13. FAS 148 Pro Forma Disclosures

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

Following is a summary of options issued and outstanding for the three and six months ended June 30, 2004 and 2003:

	Year of Expiration	Average Exercise Price	Options for Ordinary Shares	Year of Expiration	Average Exercise Price	Options for Ordinary Shares
	Three Months Ended June 30, 2004			Three Months Ended June 30, 2003
Balance – beginning of period			18,951,480			22,403,136
Options granted	2014	$43.31	79,490	2013	$32.05	100,250
Options exercised	2004-2014	$43.46	(1,237,457)	2003-2011	$34.46	(1,887,558)
Options forfeited	2011-2014	$38.54	(210,573)	2007-2013	$38.39	(170,966)

Balance – end of period			17,582,940			20,444,862

	Six Months Ended June 30, 2004			Six Months Ended June 30, 2003
Balance – beginning of period			18,391,136			19,312,287
Options granted	2014	$43.54	2,135,310	2013	$27.74	3,483,962
Options exercised	2004-2014	$43.57	(2,669,937)	2003-2011	$34.06	(2,071,371)
Options forfeited	2006-2014	$41.03	(273,569)	2003-2013	$39.47	(280,016)

Balance – end of period			17,582,940			20,444,862

The following table outlines the Company’s net income available to holders of Ordinary Shares and diluted earnings per share for the three and six months ended June 30, 2004 and 2003, had the compensation cost been determined in accordance with the fair value method recommended in FAS 123.

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
	(in thousands of U.S. dollars, except per share data)
Net income available to holders of Ordinary Shares:
As reported	$401,797	$363,424	$837,286	$604,453
Add: Stock-based compensation expense included in reported net income, net of income tax	$14,677	$8,108	$23,829	$12,705
Deduct: Compensation expense, net of income tax	$21,901	$15,843	$42,100	$26,829

Pro forma	$394,573	$355,689	$819,015	$590,329
Basic earnings per share:
As reported	$1.43	$1.35	$2.99	$2.28
Pro forma	$1.41	$1.32	$2.93	$2.23
Diluted earnings per share:
As reported	$1.41	$1.32	$2.94	$2.23
Pro forma	$1.38	$1.29	$2.88	$2.19

The fair value of the options issued is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants for the three months ended June 30, 2004 and 2003, respectively: dividend yield of 1.75 percent and 2.15 percent, expected volatility of 27.09 percent and 32.95 percent, risk free interest rate of 3.23 percent and 2.25 percent. The expected life is five years and four years for 2004 and 2003, respectively, and the forfeiture rate is 5 percent for 2004 and 2003.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following weighted-average assumptions were used for the six months ended June 30, 2004 and 2003, respectively: dividend yield of 1.75 percent and 2.46, expected volatility of 26.77 percent and 32.74 percent, risk free interest rate of 2.73 percent and 2.33 percent. The expected life is four years and the forfeiture rate is 5 percent for 2004 and 2003.

14. Taxation

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

The income tax provision below includes income tax expense of $11.4 million, which relates to federal income taxes incurred from the transfer of ACE’s U.S. financial and mortgage guaranty operations to Assured Guaranty and attributed to the Assured Guaranty shares sold by the Company (See Note 3). The income tax expense results from a higher basis in the assets of the transferred subsidiaries for financial reporting purposes compared to the corresponding tax basis. In connection with its sale and pursuant to a tax allocation agreement, Assured Guaranty will make a tax election that will have the effect of increasing the tax basis of tangible and intangible assets to fair value. Future tax benefits that Assured Guaranty derives from this election will be payable to ACE and recognized by ACE when realized by Assured Guaranty.

ACE Prime Holdings and ACE Cap Re USA Holdings (through April 28, 2004), and their respective subsidiaries are subject to income taxes imposed by U.S. authorities and file consolidated U.S. income tax returns. Should the U.S. subsidiaries pay a dividend to the Company, withholding taxes will apply. Certain international operations of the Company are also subject to income taxes imposed by the jurisdictions in which they operate.

The Company is not subject to taxation other than as stated above. There can be no assurance that there will not be changes in applicable laws, regulations or treaties, which might require the Company to change the way it operates or become subject to taxation.

The income tax provision for the three and six months ended June 30, 2004 and 2003 is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
	(in thousands of U.S. dollars)
Current tax expense	$36,678	$17,046	$105,624	$23,719
Deferred tax expense	91,705	71,123	145,300	116,880

Provision for income taxes	$128,383	$88,169	$250,924	$140,599

The weighted average expected tax provision has been calculated using pre-tax accounting income (loss) in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. A reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate for the three and six months ended June 30, 2004 and 2003, is provided below.

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
	(in thousands of U.S. dollars)
Expected tax provision at weighted average rate	$91,710	$85,758	$212,012	$138,054
Permanent differences
Tax-exempt interest	(2,173)	(3,840)	(6,848)	(7,642)
Sale of Assured Guaranty	35,011	—	35,011	—
Goodwill	—	525	3,957	1,050
Other	1,829	1,964	1,630	1,454
Net withholding taxes	2,006	3,762	5,162	7,683

Total provision for income taxes	$128,383	$88,169	$250,924	$140,599

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The components of the net deferred tax asset at June 30, 2004 and December 31, 2003 are as follows:

	June 30 2004	December 31 2003
	(in thousands of U.S. dollars)
Deferred tax assets
Loss reserve discount	$538,579	$518,443
Unearned premium reserve	151,279	114,521
Foreign tax credits	291,683	204,052
Investments	123,971	92,898
Bad debts	150,264	152,619
Net operating loss carryforward	234,761	412,469
Other	108,023	120,203

Total deferred tax assets	1,598,560	1,615,205

Deferred tax liabilities
Deferred policy acquisition costs	129,822	163,199
Unrealized appreciation on investments	51,797	174,547
Unremitted foreign earnings	176,641	52,062

Total deferred tax liabilities	358,260	389,808

Valuation allowance	125,741	135,592

Net deferred tax asset	$1,114,559	$1,089,805

The valuation allowance of $126 million at June 30, 2004 and $136 million at December 31, 2003, reflects management’s assessment, based on available information, that it is more likely than not that a portion of the deferred tax asset will not be realized due to the inability of certain foreign subsidiaries to generate sufficient taxable income. Adjustments to the valuation allowances are made when there is a change in management’s assessment of the amount of deferred tax asset that is realizable. The change in the valuation allowance of $10 million relates to the business that transferred from the Company to Assured Guaranty.

At June 30, 2004, the Company has net operating loss carryforwards for U.S. federal income tax purposes of approximately $671 million. The net operating loss carryforwards are available to offset future U.S. federal taxable income and, if unutilized, will expire in the years 2018-2022.

15. Information provided in connection with outstanding debt of subsidiaries

The following tables present condensed consolidating financial information at June 30, 2004 and December 31, 2003 and for the three and six months ended June 30, 2004 and 2003, for ACE Limited (the “Parent Guarantor”) and it’s “Subsidiary Issuers”. The Subsidiary Issuers are direct or indirect wholly-owned subsidiaries of the Parent Guarantor. At June 30, 2004, the Subsidiary Issuer was ACE INA Holdings, Inc and at December 31, 2003, the Subsidiary Issuers were ACE INA Holdings, Inc. and ACE Financial Services, Inc. (formerly Capital Re Corporation). On July 12, 2004, ACE Financial Services, Inc redeemed all $75 million of its trust preferred securities (See Note 17). Investments in subsidiaries are accounted for by the Parent Guarantor and the Subsidiary Issuers under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings. The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuers.

.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Balance Sheet at June 30, 2004

(in thousands of U.S. dollars)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	ACE Limited Consolidated
Assets
Total investments and cash	$95,766	$12,537,157	$14,102,143	$—	$26,735,066
Insurance and reinsurance balances receivable	—	2,597,484	969,163	—	3,566,647
Reinsurance recoverable	—	12,758,653	1,615,686	—	14,374,339
Goodwill	—	2,130,908	483,199	—	2,614,107
Investments in subsidiaries	9,744,220	—	—	(9,744,220)	—
Due (to) from subsidiaries and affiliates, net	(48,264)	(37,301)	37,301	48,264	—
Other assets	70,743	5,104,836	1,185,418	—	6,360,997

Total assets	$9,862,465	$35,091,737	$18,392,910	$(9,695,956)	$53,651,156

Liabilities
Unpaid losses and loss expenses	$—	$20,411,889	$7,812,376	$—	$28,224,265
Unearned premiums	—	4,747,216	1,808,221		6,555,437
Future policy benefits for life and annuity contracts	—	—	505,298	—	505,298
Short-term debt	—	545,740	—	—	545,740
Long-term debt	499,535	1,099,232	250,000	—	1,848,767
Trust preferred securities	—	412,373	75,000	—	487,373
Other liabilities	142,457	3,731,183	2,390,163	—	6,263,803

Total liabilities	641,992	30,947,633	12,841,058	—	44,430,683

Total shareholders’ equity	9,220,473	4,144,104	5,551,852	(9,695,956)	9,220,473

Total liabilities and shareholders’ equity	$9,862,465	$35,091,737	$18,392,910	$(9,695,956)	$53,651,156

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)	Includes ACE Limited parent company eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Balance Sheet at December 31, 2003

(in thousands of U.S. dollars)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	ACE Financial Services, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	ACE Limited Consolidated
Assets
Total investments and cash	$44,163	$10,518,902	$1,208,081	$12,236,703	$—	$24,007,849
Insurance and reinsurance balances receivable	—	2,015,186	28,433	792,997	—	2,836,616
Reinsurance recoverable	—	12,055,309	—	2,025,407	—	14,080,716
Goodwill	—	2,130,908	96,723	483,199	—	2,710,830
Investments in subsidiaries	9,056,845	—	152,000	(152,000)	(9,056,845)	—
Due (to) from subsidiaries and affiliates, net	349,617	(17,929)	(46,819)	64,748	(349,617)	—
Other assets	53,430	4,526,075	181,774	1,155,503	—	5,916,782

Total assets	$9,504,055	$31,228,451	$1,620,192	$16,606,557	$(9,406,462)	$49,552,793

Liabilities
Unpaid losses and loss expenses	$—	$18,996,890	$110,259	$8,047,689	$—	$27,154,838
Unearned premiums	—	3,757,093	389,027	1,904,668	—	6,050,788
Future policy benefits for life and annuity contracts	—	—	—	491,837	—	491,837
Short-term debt	—	545,727	—	—	—	545,727
Long-term debt	499,451	599,751	—	250,000	—	1,349,202
Trust preferred securities	—	400,000	75,000	—	—	475,000
Other liabilities	169,808	3,192,513	128,109	1,160,175	—	4,650,605

Total liabilities	669,259	27,491,974	702,395	11,854,369	—	40,717,997

Total shareholders’ equity	8,834,796	3,736,477	917,797	4,752,188	(9,406,462)	8,834,796

Total liabilities and shareholders’ equity	$9,504,055	$31,228,451	$1,620,192	$16,606,557	$(9,406,462)	$49,552,793

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)	Includes ACE Limited parent company eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Operations

For the three months ended June 30, 2004

(in thousands of U.S. dollars)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	ACE Limited Consolidated
Net premiums written	$—	$1,670,397	$1,196,534	$—	$2,866,931
Net premiums earned	—	1,581,336	1,207,342	—	2,788,678
Net investment income	1,273	111,280	125,526	(1,019)	237,060
Equity in earnings of subsidiaries	416,790	—	—	(416,790)	—
Net realized gains (losses)	26,922	(8,369)	23,649	—	42,202
Losses and loss expenses	—	1,008,540	715,736	—	1,724,276
Life and annuity benefits	—	—	44,398	—	44,398
Policy acquisition costs and administrative expenses	26,273	369,585	312,492	(2,778)	705,572
Interest expense	5,964	34,949	6,608	(1,122)	46,399
Other (income) expense	—	2,170	3,733	—	5,903
Income tax expense (benefit)	(261)	93,372	35,272	—	128,383

Net income	$413,009	$175,631	$238,278	$(413,909)	$413,009

Condensed Consolidating Statement of Operations

For the three months ended June 30, 2003

(in thousands of U.S. dollars)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	ACE Financial Services, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	ACE Limited Consolidated
Net premiums written	$—	$1,167,368	$100,400	$1,138,225	$—	$2,405,993
Net premiums earned	—	1,127,136	52,493	1,126,963	—	2,306,592
Net investment income	6,364	89,718	11,402	110,208	(5,745)	211,947
Equity in earnings of subsidiaries	406,799	—	—	—	(406,799)	—
Net realized gains (losses)	(5,370)	53,110	12,428	46,393	—	106,561
Losses and loss expenses	—	778,039	15,762	665,578	—	1,459,379
Life and annuity benefits	—	—	—	43,559	—	43,559
Policy acquisition costs and administrative expenses	26,415	291,133	21,304	284,538	(2,820)	620,570
Interest expense	9,186	32,048	1,682	5,393	(4,628)	43,681
Other (income) expense	—	449	—	(1,175)	—	(726)
Income tax expense	1,724	55,450	10,966	20,029	—	88,169

Net income	$370,468	$112,845	$26,609	$265,642	$(405,096)	$370,468

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)	Includes ACE Limited parent company eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Operations

For the six months ended June 30, 2004

(in thousands of U.S. dollars)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	ACE Limited Consolidated
Net premiums written	$—	$3,459,649	$2,645,448	$—	$6,105,097
Net premiums earned	—	2,922,388	2,465,967	—	5,388,355
Net investment income	4,696	217,441	257,098	(4,255)	474,980
Equity in earnings of subsidiaries	908,032	—	—	(908,032)	—
Net realized gains (losses)	12,901	27,243	59,319	—	99,463
Losses and loss expenses	—	1,883,631	1,383,242	—	3,266,873
Life and annuity benefits	—	—	86,122	—	86,122
Policy acquisition costs and administrative expenses	52,840	706,376	632,102	(5,927)	1,385,391
Interest expense	12,245	67,485	13,341	(2,400)	90,671
Other (income) expense	—	5,496	17,487	—	22,983
Income tax expense	710	174,888	75,326	—	250,924

Net income	$859,834	$329,196	$574,764	$(903,960)	$859,834

Condensed Consolidating Statement of Operations

For the six months ended June 30, 2003

(in thousands of U.S. dollars)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	ACE Financial Services, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	ACE Limited Consolidated
Net premiums written	$—	$2,580,396	$152,744	$2,602,905	$—	$5,336,045
Net premiums earned	—	2,103,194	87,503	2,187,427	—	4,378,124
Net investment income	11,796	175,229	22,803	219,898	(11,367)	418,359
Equity in earnings of subsidiaries	689,384	—	—	—	(689,384)	—
Net realized gains (losses)	(13,980)	36,842	9,591	34,019	—	66,472
Losses and loss expenses	—	1,440,495	23,817	1,277,900	—	2,742,212
Life and annuity benefits	—	—	—	92,058	—	92,058
Policy acquisition costs and administrative expenses	46,351	541,940	36,560	555,535	(4,250)	1,176,136
Interest expense	19,526	65,018	3,369	10,854	(10,157)	88,610
Other (income) expense	—	1,449	—	3,979	—	5,428
Income tax expense	3,411	90,309	15,315	31,564	—	140,599

Net income	$617,912	$176,054	$40,836	$469,454	$(686,344)	$617,912

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)	Includes ACE Limited parent company eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the six months ended June 30, 2004

(in thousands of U.S. dollars)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	ACE Limited Consolidated
Net cash flows from operating activities	$50,168	$1,237,118	$992,624	$2,279,910

Cash flows from investing activities
Purchases of fixed maturities	(53,823)	(5,592,298)	(8,065,799)	(13,711,920)
Purchases of equity securities	—	(433,095)	(388,333)	(821,428)
Sales of fixed maturities	21,270	3,789,259	6,793,848	10,604,377
Sales of equity securities	—	363,294	77,668	440,962
Net realized gains (losses) on investment derivatives	13,071	—	2,010	15,081
Capitalization of subsidiaries	(540,051)	294,892	245,159	—
Dividends received from subsidiaries	321,668	—	(321,668)	—
Sale of subsidiary (net of cash sold)	—	—	953,164	953,164
Other	—	(58,929)	(34,956)	(93,885)

Net cash flows used for investing activities	$(237,865)	$(1,636,877)	$(738,907)	$(2,613,649)

Cash flows from financing activities
Dividends paid on Ordinary Shares	(106,900)	—	—	(106,900)
Dividends paid on Preferred Shares	(22,425)	—	—	(22,425)
Proceeds from short-term debt, net	—	13	—	13
Proceeds from long-term debt, net	—	499,565	—	499,565
Advances to (from) affiliates	271,132	51,261	(322,393)	—
Proceeds from exercise of options for Ordinary Shares	61,392	—	—	61,392
Proceeds from Ordinary Shares issued under ESPP	3,684	—	—	3,684

Net cash flows from (used for) financing activities	$206,883	$550,839	$(322,393)	$435,329

Net increase (decrease) in cash	19,186	151,080	(68,676)	101,590
Cash – beginning of period	27,260	167,667	366,723	561,650

Cash – end of period	$46,446	$318,747	$298,047	$663,240

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the six months ended June 30, 2003

(in thousands of U.S. dollars)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	ACE Financial Services, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	ACE Limited Consolidated
Net cash flows from (used for) operating activities	$(82,943)	$693,843	$119,452	$848,551	$1,578,903

Cash flows from investing activities
Purchases of fixed maturities	(105,686)	(3,216,333)	(243,478)	(5,898,357)	(9,463,854)
Purchases of equity securities	—	(42,850)	—	(22,207)	(65,057)
Sales of fixed maturities	60,133	1,677,681	131,695	5,383,557	7,253,066
Sales of equity securities	—	35,048	—	27,796	62,844
Maturities of fixed maturities	—	—	3,000	91,612	94,612
Net realized gains (losses) on investment derivatives	(14,642)	—	—	19,891	5,249
Capitalization of subsidiaries	(653,407)	662,759	—	(9,352)	—
Dividends received from subsidiaries	306,000	—	—	(306,000)	—
Other	—	(38,233)	—	2,417	(35,816)

Net cash flows from (used for) investing activities	$(407,602)	$(921,928)	$(108,783)	$(710,643)	$(2,148,956)

Cash flows from financing activities
Dividends paid on Ordinary Shares	(92,688)	—	—	—	(92,688)
Dividends paid on Mezzanine equity	(9,773)	—	—	—	(9,773)
Net proceeds from issuance of preferred shares	556,887	—	—	—	556,887
Proceeds from short-term debt, net	—	99	—	—	99
Advances to (from) affiliates	32,289	—	—	(32,289)	—
Proceeds from exercise of options for Ordinary Shares	24,551	—	—	—	24,551
Proceeds from Ordinary Shares issued under ESPP	3,396	—	—	—	3,396

Net cash flows from (used for) financing activities	$514,662	$99	$—	$(32,289)	$482,472

Net increase (decrease) in cash	24,117	(227,986)	10,669	105,619	(87,581)
Cash – beginning of period	2,150	478,161	4,438	178,606	663,355

Cash – end of period	$26,267	$250,175	$15,107	$284,225	$575,774

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

16. Segment information

The Company operates through four business segments: Insurance – North American, Insurance – Overseas General, Global Reinsurance and Financial Services. These segments distribute their products through various forms of brokers and agencies. Insurance - North American, Insurance - Overseas General and Global Reinsurance utilize direct marketing programs to reach clients, while Financial Services operates with major U.S. financial guaranty insurers, mortgage guaranty insurers in the U.S., U.K. and Australia, title insurers and European trade credit insurers. Additionally, Insurance - North American has formed internet distribution channels for some of its products and Global Reinsurance and Financial Services have established relationships with reinsurance intermediaries.

The Insurance – North American segment includes the operations of ACE USA, ACE Canada and ACE Bermuda, excluding the financial solutions business in both the U.S. and Bermuda, which are included in the Financial Services segment. These operations provide a broad range of property and casualty insurance and reinsurance products, including excess liability, excess property, professional lines, aerospace, accident and health coverages and claim and risk management products and services, to a diverse group of commercial and non-commercial enterprises and consumers. Subsequent to the IPO, the title insurance business is included in the Insurance – North American segment. The operations of ACE USA also include the run-off operations, which include Brandywine, Commercial Insurance Services, residual market workers’ compensation business, pools and syndicates not attributable to a single business group, the run-off of open market facilities and the run-off results of various other smaller exited lines of business. Run-off operations do not actively sell insurance products, but are responsible for the management of existing policies and related claims.

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

The Global Reinsurance segment comprises ACE Tempest Re Bermuda, ACE Tempest Re USA and ACE Tempest Re Europe. These subsidiaries provide property catastrophe, casualty and property reinsurance. Subsequent to the IPO, the trade credit business is included in the Global Reinsurance segment. Global Reinsurance also includes the operations of ACE Tempest Life Re. The principal business of ACE Tempest Life Re is to provide reinsurance coverage to other life insurance companies.

The Financial Services segment includes the financial solutions business in the U.S. and Bermuda and the Company’s share of Assured Guaranty’s earnings. Prior to the IPO of Assured Guaranty the Financial Services segment included the financial guaranty business of ACE Guaranty Corp and ACE Capital Re International. The financial results of the financial guaranty business are included in the results of the financial services segment through April 28, 2004 (the date of the sale). Commencing May 1, 2004, the Company’s proportionate share of Assured Guaranty’s earnings is reflected in other (income) expenses in the Financial Services segment. The financial solutions business includes insurance and reinsurance solutions to complex risks that generally cannot be adequately addressed by the traditional insurance marketplace. It consists of securitization and risk trading, finite and structured risk products, and retroactive contracts in the form of loss portfolio transfers.

a)	The following tables summarize the operations by segment for the three and six months ended June 30, 2004 and 2003.

b)	For segment reporting purposes, certain items have been presented in a different manner than in the consolidated financial statements.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Statement of Operations by Segment

For the three months ended June 30, 2004

(in thousands of U.S. Dollars)

	Insurance – North American	Insurance - Overseas General	Global Reinsurance	Corporate and Other(1)	Consolidated Property & Casualty(2)	Financial Services	ACE Consolidated
Operations Data
Gross premiums written	$2,101,918	$1,500,697	$366,805	$—	$3,969,420	$15,231	$3,984,651
Net premiums written	1,329,765	1,104,772	363,835	—	2,798,372	13,689	2,812,061
Net premiums earned	1,178,418	1,075,786	345,569	—	2,599,773	133,981	2,733,754
Losses and loss expenses	837,395	624,827	173,508	—	1,635,730	88,546	1,724,276
Policy acquisition costs	111,483	195,387	73,917	—	380,787	9,328	390,115
Administrative expenses	114,765	139,354	15,477	28,968	298,564	10,001	308,565

Underwriting income (loss)	114,775	116,218	82,667	(28,968)	284,692	26,106	310,798

Life
Gross premiums written	—	—	56,206	—	—	—	56,206
Net premiums written	—	—	54,870	—	—	—	54,870
Net premiums earned	—	—	54,924	—	—	—	54,924
Life and annuity benefits	—	—	44,398	—	—	—	44,398
Policy acquisition costs	—	—	5,660	—	—	—	5,660
Administrative expenses	—	—	1,232	—	—	—	1,232
Net investment income	—	—	7,963	—	—	—	7,963

Underwriting income	—	—	11,597	—	—	—	11,597

Net investment income	107,013	55,361	29,778	806	192,958	36,139	229,097
Interest expense	5,156	—	—	39,798	44,954	1,445	46,399
Other (income) expense	2,631	3,739	161	(587)	5,944	(41)	5,903
Income tax expense (benefit)	61,122	60,187	1,628	(14,219)	108,718	9,980	118,698

Income (loss) excluding net realized gains (losses)	152,879	107,653	122,253	(53,154)	318,034	50,861	380,492
Net realized gains (losses)	30,916	3,020	11,995	29,137	75,068	(32,866)	42,202
Tax expense (benefit) on net realized gains (losses)	8,137	957	(1)	—	9,093	592	9,685

Net income (loss)	$175,658	$109,716	$134,249	$(24,017)	$384,009	$17,403	$413,009

(1)	Includes ACE Limited, ACE INA Holdings and intercompany eliminations.
(2)	Excludes life reinsurance business.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Statement of Operations by Segment

For the three months ended June 30, 2003

(in thousands of U.S. Dollars)

	Insurance – North American	Insurance - Overseas General	Global Reinsurance	Corporate and Other(1)	Consolidated Property & Casualty(2)	Financial Services	ACE Consolidated
Operations Data
Gross premiums written	$1,648,210	$1,243,884	$349,194	$—	$3,241,288	$117,330	$3,358,618
Net premiums written	968,735	916,290	345,414	—	2,230,439	132,034	2,362,473
Net premiums earned	919,787	860,142	269,351	—	2,049,280	215,023	2,264,303
Losses and loss expenses	636,569	518,617	143,122	—	1,298,308	161,071	1,459,379
Policy acquisition costs	100,686	162,581	50,764	—	314,031	16,709	330,740
Administrative expenses	102,091	120,975	14,330	28,597	265,993	20,423	286,416

Underwriting income (loss)	80,441	57,969	61,135	(28,597)	170,948	16,820	187,768

Life
Gross premiums written	—	—	46,300	—	—	—	46,300
Net premiums written	—	—	43,520	—	—	—	43,520
Net premiums earned	—	—	42,289	—	—	—	42,289
Life and annuity benefits	—	—	43,559	—	—	—	43,559
Policy acquisition costs	—	—	2,542	—	—	—	2,542
Administrative expenses	—	—	872	—	—	—	872
Net investment income	—	—	8,006	—	—	—	8,006

Underwriting income	—	—	3,322	—	—	—	3,322

Net investment income (expense)	101,091	37,028	21,115	(4,294)	154,940	49,001	203,941
Interest expense	4,838	105	—	37,327	42,270	1,411	43,681
Other (income) expense	(174)	293	(255)	—	(136)	(590)	(726)
Income tax expense (benefit)	42,901	24,430	3,778	(13,069)	58,040	7,783	65,823

Income (loss) excluding net realized gains (losses)	133,967	70,169	82,049	(57,149)	225,714	57,217	286,253
Net realized gains (losses)	24,923	1,077	13,310	(5,370)	33,940	72,621	106,561
Tax expense (benefit) on net realized gains (losses)	2,681	(103)	(292)	—	2,286	20,060	22,346

Net income (loss)	$156,209	$71,349	$95,651	$(62,519)	$257,368	$109,778	$370,468

(1)	Includes ACE Limited, ACE INA Holdings and intercompany eliminations.
(2)	Excludes life reinsurance business.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Statement of Operations by Segment

For the six months ended June 30, 2004

(in thousands of U.S. Dollars)

	Insurance – North American	Insurance - Overseas General	Global Reinsurance	Corporate and Other(1)	Consolidated Property & Casualty(2)	Financial Services	ACE Consolidated
Operations Data
Gross premiums written	$4,007,249	$3,174,307	$943,317	$—	$8,124,873	$222,797	$8,347,670
Net premiums written	2,541,403	2,303,114	933,170	—	5,777,687	221,473	5,999,160
Net premiums earned	2,185,383	2,109,666	674,957	—	4,970,006	312,894	5,282,900
Losses and loss expenses	1,533,353	1,225,844	333,194	—	3,092,391	174,482	3,266,873
Policy acquisition costs	211,946	380,019	137,914	—	729,879	19,923	749,802
Administrative expenses	218,041	276,870	34,049	58,982	587,942	34,520	622,462

Underwriting income (loss)	222,043	226,933	169,800	(58,982)	559,794	83,969	643,763

Life
Gross premiums written	—	—	108,662	—	—	—	108,662
Net premiums written	—	—	105,937	—	—	—	105,937
Net premiums earned	—	—	105,455	—	—	—	105,455
Life and annuity benefits	—	—	86,122	—	—	—	86,122
Policy acquisition costs	—	—	10,887	—	—	—	10,887
Administrative expenses	—	—	2,240	—	—	—	2,240
Net investment income	—	—	16,354	—	—	—	16,354

Underwriting income	—	—	22,560	—	—	—	22,560

Net investment income	211,338	102,795	56,243	(894)	369,482	89,144	458,626
Interest expense	10,311	—	—	77,464	87,775	2,896	90,671
Other (income) expense	5,926	7,128	(427)	(587)	12,040	10,943	22,983
Income tax expense (benefit)	116,091	103,736	4,596	(27,651)	196,772	23,224	219,996

Income (loss) excluding net realized gains (losses)	301,053	218,864	244,434	(109,102)	632,689	136,050	791,299
Net realized gains (losses)	82,642	27,205	2,370	15,116	127,333	(27,870)	99,463
Tax expense (benefit) on net realized gains (losses)	14,785	8,363	(5)	—	23,143	7,785	30,928

Net income (loss)	$368,910	$237,706	$246,809	$(93,986)	$736,879	$100,395	$859,834

(1)	Includes ACE Limited, ACE INA Holdings and intercompany eliminations.
(2)	Excludes life reinsurance business.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Statement of Operations by Segment

For the six months ended June 30, 2003

(in thousands of U.S. Dollars)

	Insurance – North American	Insurance - Overseas General	Global Reinsurance	Corporate and Other(1)	Consolidated Property & Casualty(2)	Financial Services	ACE Consolidated
Operations Data
Gross premiums written	$3,312,394	$2,649,742	$811,184	$—	$6,773,320	$649,401	$7,422,721
Net premiums written	1,902,080	1,897,213	788,158	—	4,587,451	657,763	5,245,214
Net premiums earned	1,672,768	1,673,845	517,397	—	3,864,010	424,264	4,288,274
Losses and loss expenses	1,148,928	1,012,215	258,912	—	2,420,055	322,157	2,742,212
Policy acquisition costs	183,739	314,807	96,860	—	595,406	27,686	623,092
Administrative expenses	189,454	235,141	29,293	53,043	506,931	38,440	545,371

Underwriting income (loss)	150,647	111,682	132,332	(53,043)	341,618	35,981	377,599

Life
Gross premiums written	—	—	94,961	—	—	—	94,961
Net premiums written	—	—	90,831	—	—	—	90,831
Net premiums earned	—	—	89,850	—	—	—	89,850
Life and annuity benefits	—	—	92,058	—	—	—	92,058
Policy acquisition costs	—	—	6,084	—	—	—	6,084
Administrative expenses	—	—	1,589	—	—	—	1,589
Net investment income	—	—	15,647	—	—	—	15,647

Underwriting income	—	—	5,766	—	—	—	5,766

Net investment income	202,152	72,236	39,795	(11,197)	302,986	99,726	402,712
Interest expense	10,684	105	72	74,879	85,740	2,870	88,610
Other (income) expense	6,269	1,293	(1,286)	—	6,276	(848)	5,428
Income tax expense (benefit)	81,574	47,812	7,509	(27,127)	109,768	16,858	126,626

Income (loss) excluding net realized gains (losses)	254,272	134,708	171,598	(111,992)	442,820	116,827	565,413
Net realized gains (losses)	6,858	(11,435)	16,176	(13,980)	(2,381)	68,853	66,472
Tax expense (benefit) on net realized gains (losses)	(68)	(5,172)	(540)	—	(5,780)	19,753	13,973

Net income (loss)	$261,198	$128,445	$188,314	$(125,972)	$446,219	$165,927	$617,912

(1)	Includes ACE Limited, ACE INA Holdings and intercompany eliminations.
(2)	Excludes life reinsurance business.

Underwriting assets for property and casualty and financial services are reviewed in total by management for purposes of decision-making. We do not allocate assets to our segments. Assets are specifically identified for our life reinsurance operations and corporate holding companies, including ACE Limited and ACE INA Holdings.

The following table summarizes the identifiable assets at June 30, 2004 and December 31, 2003.

	June 30 2004	December 31 2003
	(in millions of U.S. dollars)
Life reinsurance	$670	$698
Corporate	2,586	2,483
All other	50,395	46,372

Total assets	$53,651	$49,553

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables summarize the revenues of each segment by product offering for the three and six months ended June 30, 2004 and 2003.

Net premiums earned by type of premium

Three Months Ended June 30, 2004

	Property & Casualty	Life, Accident & Health	Financial Guaranty	Financial Solutions	ACE Consolidated
	(in millions of U.S. dollars)
Insurance – North American	$1,134	$44	$—	$—	$1,178
Insurance – Overseas General	829	247	—	—	1,076
Global Reinsurance	346	54	—	—	400
Financial Services	—	—	17	117	134

	$2,309	$345	$17	$117	$2,788

Three Months Ended June 30, 2003

	Property & Casualty	Life, Accident & Health	Financial Guaranty	Financial Solutions	ACE Consolidated
	(in millions of U.S. dollars)
Insurance – North American	$884	$36	$—	$—	$920
Insurance – Overseas General	673	187	—	—	860
Global Reinsurance	269	42	—	—	311
Financial Services	—	—	82	133	215

	$1,826	$265	$82	$133	$2,306

Six Months Ended June 30, 2004

	Property & Casualty	Life, Accident & Health	Financial Guaranty	Financial Solutions	ACE Consolidated
	(in millions of U.S. dollars)
Insurance – North American	$2,099	$86	$—	$—	$2,185
Insurance – Overseas General	1,650	460	—	—	2,110
Global Reinsurance	675	105	—	—	780
Financial Services	—	—	104	209	313

	$4,424	$651	$104	$209	$5,388

Six Months Ended June 30, 2003

	Property & Casualty	Life, Accident & Health	Financial Guaranty	Financial Solutions	ACE Consolidated
	(in millions of U.S. dollars)
Insurance – North American	$1,600	$73	$—	$—	$1,673
Insurance – Overseas General	1,307	367	—	—	1,674
Global Reinsurance	517	90	—	—	607
Financial Services	—	—	160	264	424

	$3,424	$530	$160	$264	$4,378

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

17. Subsequent event – redemption of subsidiary trust preferred securities

On July 12, 2004, Capital Re LLC, redeemed all $75 million of its 7.65% cumulative monthly income preferred securities, series A, due in 2044. The redemption was funded by a portion of the net proceeds of the $500 million 5.875% senior notes recently sold by ACE INA Holdings, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations, financial condition, and liquidity and capital resources as of and for the three and six months ended June 30, 2004. Our results of operations and cash flows for any interim period are not necessarily indicative of our results for the full year. This discussion should be read in conjunction with our Consolidated Financial Statements and related notes and our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2003.

Cautionary Statement Regarding Forward-Looking Information

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Any written or oral statements made by us or on our behalf may include forward-looking statements that reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks, uncertainties and assumptions about our business that could cause actual results to differ materially from such statements. These risks, uncertainties and assumptions (which are described in more detail elsewhere herein and in other documents we file with the Securities and Exchange Commission (SEC)) include but are not limited to:

•	global political conditions, the occurrence of any terrorist attacks, including any nuclear, biological or chemical events, or the outbreak and effects of war, and possible business disruption or economic contraction that may result from such events;

•	the ability to collect reinsurance recoverable, credit developments of reinsurers, and any delays with respect thereto;

•	the occurrence of catastrophic events or other insured or reinsured events with a frequency or severity exceeding our estimates;

•	actual loss experience from insured or reinsured events;

•	the uncertainties of the loss-reserving and claims-settlement processes, including the difficulties associated with assessing environmental damage and asbestos-related latent injuries, the impact of aggregate-policy-coverage limits, and the impact of bankruptcy protection sought by various asbestos producers and other related businesses;

•	judicial decisions and rulings, new theories of liability, and legal tactics;

•	the effects of public company bankruptcies and/or accounting restatements, as well as disclosures by and investigations of public companies relating to possible accounting irregularities, and other corporate governance issues, including the effects of such events on:

•	the capital markets;

•	the markets for directors and officers and errors and omissions insurance; and

•	claims and litigation arising out of such disclosures or practices by other companies;

•	the impact of the September 11 tragedy and its aftermath on our insureds, reinsureds, and on the insurance and reinsurance industry;

•	uncertainties relating to governmental, legislative and regulatory policies, developments and treaties, which, among other things, could subject us to insurance regulation or taxation in additional jurisdictions or affect our current operations;

•	the actual amount of new and renewal business, market acceptance of our products, and risks associated with the introduction of new products and services and entering new markets, including regulatory constraints on exit strategies;

•	the competitive environment in which we operate, including trends in pricing or in policy terms and conditions, which may differ from our projections;

•	actions that rating agencies may take from time to time, such as changes in our claims-paying, financial strength or credit ratings;

•	developments in global financial markets, including changes in interest rates, stock markets and other financial markets, and foreign currency exchange rate fluctuations, which could affect our statement of operations, investment portfolio and financing plans;

•	changing rates of inflation and other economic conditions;

•	the amount of dividends received from subsidiaries;

•	loss of the services of any of our executive officers without suitable replacements being recruited in a reasonable time frame;

•	the ability of technology to perform as anticipated; and

•	management’s response to these factors.

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

As an insurance and reinsurance company, we generate gross revenues from two principal sources, premiums which are usually paid in advance of loss payments, and dividends and interest income earned on invested assets. Cash flow is generated from premiums collected and investment income received less paid losses and loss expenses. Generally when an insurance company writing long-tail business grows, as ACE has over the last several years, its cash flows tend to be positive. Additionally, ACE has had very favorable loss experience on property businesses. ACE generated approximately $2.3 billion in positive operating cash flow in the six months ended June 30, 2004, while cash and invested assets over this period increased $2.7 billion.

Invested assets are generally held in liquid, investment grade fixed income securities of relatively short duration. We also invest a small portion of our assets in less liquid or higher risk assets to achieve higher returns. Claims payments in any short-term period are highly unpredictable due to the random nature of loss events and the timing of claims awards or settlements. The value of investments held to pay future claims is subject to market forces such as the level of interest rates, stock market volatility and credit events such as corporate defaults. The actual cost of claims is also volatile based on factors such as loss trends, inflation rates, court awards and catastrophic events. We believe that our cash balances, our highly liquid investments, credit facilities and reinsurance protection provide sufficient liquidity to meet any unforeseen claim demands that might occur in the year ahead.

The insurance industry is highly competitive with many companies offering similar coverage. Following two years of sharply rising prices, property insurance rates have leveled off or have declined slightly. The global property catastrophe reinsurance market has also softened with adequate capacity available for good risks. In other lines with rising loss costs, such as casualty and liability lines, or directors and officers liability insurance, rate increases are beginning to decelerate while terms and conditions remain favorable. Overall, we believe that current rate levels are adequate for the risks we are writing and that favorable industry conditions should persist at least through the balance of 2004.

Sale of Financial and Mortgage Guaranty Business through Assured Guaranty Ltd.

On April 28, 2004, we completed the sale of 65.3 percent of our financial and mortgage guaranty reinsurance and insurance businesses (transferred business) through the initial public offering (IPO) of 49 million common shares of Assured Guaranty Ltd. (Assured Guaranty) at $18.00 per share. Assured Guaranty was incorporated in Bermuda in August 2003 for the sole purpose of becoming a holding company for our transferred business.

Pursuant to the completion of the IPO, we received proceeds, net of offering costs, of approximately $835 million and a return of capital of $200 million from Assured Guaranty, which were used to support our P&C business and strengthen our balance sheet capital position. The transaction resulted in a reduction of our shareholders’ equity of $61.1 million, representing the difference between net proceeds and the carrying value of 65.3 percent of Assured Guaranty at April 28, 2004 as well as taxes incurred on the transaction. The transaction also resulted in a pretax realized loss of $6.7 million and an after tax loss of $18.1 million. Additionally, in the current quarter we recognized compensation expense of $7.5 million in connection with the settlement of ACE stock awards held by the employees of Assured Guaranty. These expenses are reflected in “Other (income) expense” within the consolidated statement of operations.

Subsequent to the IPO, we beneficially own 26 million common shares, or 34.7 percent of Assured Guaranty’s outstanding common shares and accordingly, no longer consolidate our interest in the Assured Guaranty companies. Beginning April 29, 2004, we account for the retained interest under the equity method of accounting with the carrying value of our investment reflected in “Other investments” within the consolidated balance sheet and our proportionate share of earnings reflected in “Other (income) expense” within the consolidated statement of operations. For segment reporting purposes, our proportionate share of earnings is reflected in our Financial Services segment.

In connection with the IPO, we have entered into reinsurance agreements with Assured Guaranty in order to retain the insurance liabilities of certain run-off businesses, including trade credit and residual value insurance. At their inception, these contracts had no effect on our net income. Additionally, we have entered into a number of agreements with Assured Guaranty that will govern certain aspects of the relationship after this offering, including service agreements under which we will provide certain services to Assured Guaranty for a period of time.

See Note 3 of our Interim Consolidated Financial Statements for more information pertaining to this transaction.

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

Results of Operations – Three and Six Months Ended June 30, 2004 and 2003

The discussions that follow include tables, which show both our consolidated and segment operating results for the three and six months ended June 30, 2004 and 2003. In presenting our operating results, we have discussed our performance with reference to underwriting results and with reference to income excluding net realized gains (losses) and the related income tax, which are both non-GAAP measures. Our consolidated and segment operating results below provide a reconciliation of underwriting results and income excluding net realized gains (losses) to net income, which we consider to be the most directly comparable GAAP financial measure. We consider these measures, which may be defined differently by other companies, to be important to an understanding of our overall results of operations. Underwriting results are calculated by subtracting losses and loss expenses, life and annuity benefits, policy acquisition costs and administrative expenses from net premiums earned. We use underwriting results and operating ratios to monitor the results of our operations without the impact of certain factors, including net investment income, other (income) expense, interest and income tax expense and net realized gains (losses). We exclude net realized gains (losses), including the tax expense (benefit), when analyzing our operations because the amount of these gains (losses) is heavily influenced by, and fluctuates in part according to, the availability of market opportunities, and are generally driven by economic factors that are not necessarily consistent with key drivers of underwriting performance. We believe the use of these measures enhances the understanding of our results of operations by highlighting the underlying profitability of our insurance business. Underwriting results and income excluding net realized gains (losses) should not be viewed as a substitute for measures determined in accordance with GAAP.

Consolidated Operating Results

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
	(in millions of U.S. dollars)
Net premiums written	$2,867	$2,406	$6,105	$5,336

Net premiums earned	2,788	2,306	5,388	4,378
Losses and loss expenses	1,725	1,459	3,267	2,742
Life and annuity benefits	44	44	86	92
Policy acquisition costs	396	334	761	630
Administrative expenses	309	287	624	547

Underwriting income	314	182	650	367

Net investment income	236	211	474	417
Net realized gains	43	107	100	67
Other (income) expense	6	(1)	23	5
Interest expense	47	43	91	88
Income tax expense	127	87	250	140

Net income	$413	$371	$860	$618

Loss and loss expense ratio	63.1%	64.5%	61.8%	63.9%
Policy acquisition cost ratio	14.3%	14.6%	14.2%	14.5%
Administrative expense ratio	11.3%	12.6%	11.8%	12.7%
Combined ratio	88.7%	91.7%	87.8%	91.1%

Net premiums written, which reflect the premiums we retain after purchasing reinsurance protection, increased 19 percent and 14 percent in the three and six months ended June 30, 2004, respectively, compared with the same periods in 2003. Our P&C business reported increases in net premiums written of 25 percent and 26 percent in the three and six months ended June 30, 2004, respectively. Adjusting for the appreciation of foreign currencies relative to the U.S. dollar, net premiums written in our P&C business increased 21 percent and 22 percent in the three and six months ended June 30, 2004, respectively. Net premiums written in our Financial Services business decreased 89 percent and 66 percent, in the same periods. The increase in our P&C business was primarily a result of a robust market for casualty business. The decline in the Financial Services business was primarily due to the de-consolidation of the transferred business for the last two months of the current quarter (subsequent to the IPO) and also due to the non-renewal of several large financial solutions accounts. Our retention ratio (the ratio of net premiums written to gross premiums written) was relatively unchanged at 72 percent for the six months ended June 30, 2004, compared with 71 percent for the same period in 2003.

The following table provides a consolidated breakdown of net premiums earned by line of business for the three and six months ended June 30, 2004 and 2003.

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
	(in millions of U.S. dollars)
Property and all other	$859	$821	$1,611	$1,549
Casualty	1,450	1,005	2,813	1,875
Personal accident (A&H)	291	223	546	440

Total P&C	2,600	2,049	4,970	3,864
Global Re – life	54	42	105	90
Financial guaranty	17	82	104	160
Financial solutions	117	133	209	264

Net premiums earned	$2,788	$2,306	$5,388	$4,378

Net premiums earned reflect the portion of net premiums written that were recorded as revenues for the period. Net premiums earned in our P&C business increased 27 percent and 29 percent (23 percent and 24 percent, adjusting for foreign exchange) in the three and six months ended June 30, 2004, respectively, compared with the same periods in 2003. Our Financial Services business reported decreases of 38 percent and 26 percent in the three and six months ended June 30, 2004, respectively. The change in net premiums earned for both the P&C and Financial Services businesses is consistent with the trend in net premiums written.

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

The loss and loss expense ratio decreased in the three and six months ended June 30, 2004, compared with the same periods in 2003, primarily due to lower catastrophe losses and less adverse prior period development. The six months ended June 30, 2004, had negligible catastrophe losses compared with $35 million for the same period in 2003. We incurred $20 million of adverse prior period development and $12 million of adverse development in the three and six months ended June 30, 2004, respectively, compared with adverse development of $12 million and $46 million for the same periods in 2003. The current period’s loss and loss expense ratio does not fully reflect these improvements because it was offset by changes in business mix as we have continued to take advantage of increasing rates and improved market conditions for casualty business, which is typically written at higher loss ratios than property business. In some cases, the losses for casualty business can emerge long after the coverage period has expired, and claim settlement can be more complex than for property claims, resulting in lengthier settlement periods. However, because of the longer claim pay-out duration, we benefit from investing the premiums for a longer period of time, therefore potentially increasing our net investment income.

Our policy acquisition costs include commissions, premium taxes, underwriting and other costs that vary with, and are primarily related to, the production of premium. Policy rate increases outpaced policy acquisition costs which caused our policy acquisition cost ratio to decrease in the three and six months ended June 30, 2004, compared with the same periods in 2003. Administrative expenses include all other operating costs. Administrative expenses increased as a result of the growth in our business and the depreciation of the U.S. dollar which had the effect of increasing administrative expenses by $8 million and $21 million in the three and six months ended June 30, 2004, respectively. The administrative expense ratio improved in the current periods due to the increase in net premiums earned and also due to continued expense reduction initiatives, which began in 2003.

Underwriting income increased 73 percent and 77 percent in the three and six months ended June 30, 2004, respectively, compared with the same periods in 2003, primarily due to the increase in net premiums earned.

Net investment income increased 12 percent and 14 percent in the three and six months ended June 30, 2004, respectively, compared with the same periods in 2003. This increase was due to positive operating cash flows during 2003 and the first half of 2004, partially offset by a reduction in our average invested assets in the last two months of the current quarter due to the sale of Assured Guaranty. See the section entitled “Net Investment Income” for more information.

Interest expense increased due to our issuance of $500 million of ACE INA 5.875 percent senior notes during the second quarter.

The increase in income tax expense was primarily due to the increase in taxable net income in the current periods. The increased profitability for Insurance - Overseas General and Insurance – North American added $54 million and $91 million to income tax expense in the three and six months ended June 30, 2004. Additionally, we incurred approximately $11 million in income tax expense related to federal income taxes from the transfer of our U.S. financial and mortgage guaranty operations to Assured Guaranty and attributed to the sale of our Assured Guaranty shares. These increases caused our effective tax rate on income excluding net realized gains (losses) to increase to 24 percent and 22 percent in the three and six months ended June 30, 2004, respectively, compared with 19 percent and 18 percent in the same periods in 2003. Our effective tax rate is dependent upon the mix of earnings from different jurisdictions with various tax rates; a change in the geographic mix of earnings would change the effective tax rate.

Net income increased 11 percent and 39 percent in the three and six months ended June 30, 2004, respectively, compared with the same periods in 2003, primarily due to higher underwriting income. The increase in the current quarter was partially offset by lower net realized gains compared with the same quarter in 2003. The appreciation of foreign currencies relative to the U.S. dollar added $9 million and $24 million to our net income in the three and six months ended June 30, 2004, respectively.

Segment Operating Results – Three and Six Months Ended June 30, 2004 and 2003

Insurance - North American

The Insurance – North American segment comprises our P&C insurance operations in the U.S., Bermuda and Canada. This segment writes a variety of insurance products including property, liability (general liability and workers’ compensation), professional lines (directors and officers (D&O), errors and omissions (E&O) and medical risk coverages), commercial and recreational marine, program business, accident and health (A&H) - principally being personal accident, aerospace, consumer-oriented products and other specialty lines.

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
	(in millions of U.S. dollars)
Net premiums written	$1,329	$969	$2,541	$1,902
Net premiums earned	1,178	920	2,185	1,673
Losses and loss expenses	837	637	1,533	1,149
Policy acquisition costs	111	101	212	184
Administrative expenses	115	102	218	190

Underwriting income	115	80	222	150

Net investment income	107	101	211	202
Other (income) expense	3	—	6	6
Interest expense	5	5	10	11
Income tax expense	61	42	116	81

Income excluding net realized gains	153	134	301	254
Net realized gains (losses)	31	25	83	7
Tax expense (benefit) on net realized gains (losses)	8	3	15	—

Net income	$176	$156	$369	$261

Loss and loss expense ratio	71.1%	69.2%	70.2%	68.7%
Policy acquisition cost ratio	9.5%	10.9%	9.7%	11.0%
Administrative expense ratio	9.7%	11.1%	10.0%	11.3%
Combined ratio	90.3%	91.2%	89.9%	91.0%

Insurance – North American increased its net premiums written 37 percent and 34 percent in the three and six months ended June 30, 2004, respectively, compared with the same periods in 2003. Insurance – North American has been growing its proportion of casualty lines of business as rates, terms and conditions have been more favorable than property business, which has been under downward pressure in the U.S. over the last several quarters. Insurance – North American’s retention ratio increased to 63 percent for the six months ended June 30, 2004, compared with 57 percent for the same period in 2003. Insurance – North American has been increasing its retention in order to take advantage of improved market conditions for rates and terms and to reduce reliance on reinsurance.

The following table provides an entity/divisional breakdown of Insurance – North American’s net premiums earned for the three and six months ended June 30, 2004 and 2003.

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
	(in millions of U.S. dollars)
ACE USA	$742	$530	$1,392	$996
ACE Westchester Specialty	326	287	580	481
ACE Bermuda	110	103	213	196

Net premiums earned	$1,178	$920	$2,185	$1,673

ACE USA, which includes ACE operations in Canada, provides a broad array of products and services to corporate and consumer clients throughout the U.S. and Canada through licensed insurance companies. Distribution channels include retail brokers, agents, managing general agents, and managing general underwriters. ACE USA’s net premiums earned increased 40 percent in each of the three and six months ended June 30, 2004, compared with the same periods in 2003. ACE USA’s growth in the current periods was driven by casualty business, particularly professional lines, where submission levels have been strong. In 2004, casualty lines continue to experience generally more favorable policy terms and conditions and a more favorable rate environment than property business. As a result, ACE USA has experienced increased opportunity to write these lines at adequate margins. ACE USA reported solid growth in excess workers’ compensation (primarily high deductible policies in national accounts business) due to new business and rate increases. ACE USA also experienced strong demand for small business workers’ compensation coverage and umbrella excess coverage. Additionally, net premiums earned benefited from increased retention – ACE USA’s retention ratio increased to 66 percent for the six months ended June 30, 2004, compared with 57 percent for the same period in 2003.

ACE Westchester Specialty specializes in the wholesale distribution of excess and surplus lines property, inland marine and casualty coverages and products. ACE Westchester Specialty also provides coverage for agriculture business and specialty programs through its Program division. ACE Westchester Specialty’s net premiums earned increased 14 percent and 20 percent in the three and six months ended June 30, 2004, respectively, compared with the same periods in 2003. This increase primarily reflects growth in agriculture business over the last year and higher casualty writings due to the robust casualty market. Additionally, due to lower reinsurance costs and the growth in casualty business (which we have been retaining more of due to favorable market conditions), the retention ratio for ACE Westchester Specialty has increased to 55 percent for the six months ended June 30, 2004, compared with 49 percent for the same period in 2003.

ACE Bermuda, which specializes in providing professional lines and excess liability coverage, reported an increase in net premiums earned of seven percent and nine percent in the three and six months ended June 30, 2004, respectively, compared with the same periods in 2003. ACE Bermuda reported growth in excess liability and professional lines business on the strength of increased rates and new business primarily written in 2003. Rate increases for these lines have slowed in 2004 and in some lines rates are declining, which will impact net premiums earned in future quarters.

The loss and loss expense ratio increased in the three and six months ended June 30, 2004, compared with the same periods in 2003, primarily due to changes in business mix whereby more casualty business was written. Insurance – North American has been increasing its casualty business, which has a longer claim pay-out duration and typically produces higher loss and loss expense ratios than property business. The increase in the loss and loss expense ratio is due to a continued shift towards casualty business in the first half of 2004. Additionally, Insurance – North American incurred adverse prior period development of $42 million and $57 million in the three and six months ended June 30, 2004, respectively, compared with adverse development of $22 million and $47 million for the same periods in 2003. The adverse development in the current quarter is primarily driven by larger than expected settlements on several excess D&O liability policies at ACE Bermuda, and higher than anticipated actual loss emergence in our run-off operations. This adverse development was partially offset by favorable development on property business.

The policy acquisition cost ratio decreased in the current periods primarily due to a reduction in premium taxes and commission expenses, relative to the growth in net premiums earned, particularly on casualty lines. Administrative expenses increased 13 percent and 15 percent in the three and six months ended June 30, 2004, respectively, primarily due to the increased costs associated with servicing the growth in Insurance – North American’s product lines. The administrative expense ratio declined due to an increase in net premiums earned that outpaced the growth in expenses.

Income excluding net realized gains (losses) increased 14 percent and 19 percent in the three and six months ended June 30, 2004, respectively, compared with the same periods in 2003. This increase was primarily due to higher underwriting income, partially offset by increased income tax expense.

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

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
	(in millions of U.S. dollars)
Net premiums written	$1,105	$916	$2,303	$1,897
Net premiums earned	1,076	860	2,110	1,674
Losses and loss expenses	625	518	1,226	1,012
Policy acquisition costs	196	163	380	315
Administrative expenses	139	121	277	235

Underwriting income	116	58	227	112

Net investment income	55	37	103	72
Other expense	4	—	7	1
Interest expense	—	—	—	—
Income tax expense	60	25	104	48

Income excluding net realized gains (losses)	107	70	219	135
Net realized gains (losses)	3	2	27	(11)
Tax expense (benefit) on net realized gains (losses)	1	—	8	(5)

Net income	$109	$72	$238	$129

Loss and loss expense ratio	58.1%	60.3%	58.1%	60.5%
Policy acquisition cost ratio	18.2%	18.9%	18.0%	18.8%
Administrative expense ratio	13.0%	14.0%	13.1%	14.0%
Combined ratio	89.3%	93.2%	89.2%	93.3%

Net premiums written increased 20 percent and 21 percent (11 percent and 10 percent adjusting for foreign exchange) in the three and six months ended June 30, 2004, respectively, compared with the same periods in 2003. This increase was primarily due to growth at ACE International.

ACE International’s P&C operations are organized geographically along product lines. Property insurance products include traditional commercial fire coverage as well as energy industry-related coverages. Principal casualty products are commercial general liability and liability coverage for multinational organizations. Through our professional lines, we provide D&O and professional indemnity coverages for medium to large clients. The A&H insurance operations provide principally accident coverage to individuals and groups outside of U.S. insurance markets. In each of the three and six months ended June 30, 2004, ACE International’s net premiums written increased 27 percent (13 percent adjusting for foreign exchange). Reporting higher premium production across most regions, ACE International recorded net premiums written of $790 million and $1.7 billion in the three and six months ended June 30, 2004, respectively. ACE Europe reported higher P&C and A&H production due to rising rates and new business, partially offset by the non-renewal of a significant account in the first quarter of 2004. ACE Asia Pacific reported strong growth in its A&H lines due to new business and rates holding firm. ACE Asia Pacific’s P&C lines also increased due to rate increases and higher production on casualty lines, partially offset by property rate reductions. ACE Latin America also reported favorable results primarily driven by growth in A&H business especially in Mexico and Brazil.

ACE Global Markets primarily underwrites P&C insurance through Lloyd’s Syndicate 2488 and ACE INA UK Limited. The main lines of business include aviation, property, energy, professional lines, marine, political risk and A&H. ACE Global Markets’ net premiums written increased seven percent (three percent adjusting for foreign exchange) for each of the three and six months ended June 30, 2004. Net premiums written were $315 million and $587 million in the three and six months ended June 30, 2004, respectively. Rate increases continue to be obtained, notably on professional lines and to a lesser extent A&H and marine, however these increases are effectively offset by the softer market conditions that continue to be experienced within the property and the energy lines.

The table below shows net premiums earned by each of the Insurance – Overseas General segment’s key components for the three and six months ended June 30, 2004 and 2003.

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
	(in millions of U.S. dollars)
ACE Europe	$495	$360	$958	$684
ACE Asia Pacific	114	88	229	172
ACE Far East	94	86	190	177
ACE Latin America	87	70	167	137

ACE International	790	604	1,544	1,170
ACE Global Markets	286	256	566	504

Net premiums earned	$1,076	$860	$2,110	$1,674

Insurance – Overseas General increased net premiums earned 25 percent and 26 percent in the three and six months ended June 30, 2004, respectively, compared with the same periods in 2003. ACE International’s increase is attributed to several quarters of growth in P&C and A&H lines and the appreciation of foreign currencies against the U.S. dollar. ACE Global Markets’ increase in net premiums earned was primarily a result of higher net premiums written over the last two years across most of its product lines. Adjusting for the devaluation of the U.S. dollar, Insurance – Overseas General’s net premiums earned increased 16 percent in the three and six months ended June 30, 2004.

The loss and loss expense ratio for Insurance – Overseas General declined in the three and six months ended June 30, 2004, primarily due to favorable prior period development and rate increases which outpaced increases in losses and loss expenses. Insurance – Overseas General reported favorable development of $4 million and $12 million in the three and six months ended June 30, 2004, respectively, compared with adverse development of $12 million and $11 million for the same periods in 2003. The favorable development in 2004 relates primarily to fire, technical, and energy lines in the U.K. and Europe partially offset by adverse claim development on the aviation product liability line of business at ACE Global Markets.

The policy acquisition cost ratio for Insurance – Overseas General improved in the three and six months ended June 30, 2004, compared with the same periods in 2003. The improvement reflects underwriters’ continued focus on reducing commission charges, with improvements seen particularly within ACE Global Market’s financial lines and A&H divisions, together with changes in business mix. Insurance – Overseas General’s administrative expenses increased 15 percent and 18 percent in the three and six months ended June 30, 2004, primarily due to the depreciation of the U.S. dollar and increased staffing at ACE Europe. The administrative expense ratio for Insurance - Overseas General improved due to the increase in net premiums earned coupled with a reduction in Lloyd’s charges within ACE Global Markets.

Underwriting income increased in the three and six months ended June 30, 2004, primarily due to the increase in net premiums earned. Income excluding net realized gains (losses) increased due to the increase in underwriting income and higher net investment income, partially offset by higher income tax expense driven by increased profitability in taxable jurisdictions. The impact of the appreciation of foreign currencies against the U.S. dollar added $24 million to Insurance – Overseas General’s net income in the six months ended June 30, 2004.

Global Reinsurance

The Global Reinsurance segment comprises ACE Tempest Re Bermuda, ACE Tempest Re USA, ACE Tempest Re Europe, and ACE Tempest Life Re (ACE Life Re). ACE Life Re is our Bermuda-based life reinsurance operation and is addressed separately.

Property and Casualty Reinsurance

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
	(in millions of U.S. dollars)
Net premiums written	$364	$345	$933	$788
Net premiums earned	346	269	675	517
Losses and loss expenses	174	143	333	259
Policy acquisition costs	74	51	138	97
Administrative expenses	15	14	34	29

Underwriting income	83	61	170	132

Net investment income	29	21	56	40
Other (income) expense	—	—	—	(1)
Income tax expense	1	3	4	7

Income excluding net realized gains	111	79	222	166
Net realized gains	(3)	25	12	28
Tax expense (benefit) on net realized gains (losses)	—	—	—	(1)

Net income	$108	$104	$234	$195

Loss and loss expense ratio	50.2%	53.1%	49.4%	50.0%
Policy acquisition cost ratio	21.4%	18.8%	20.4%	18.7%
Administrative expense ratio	4.5%	5.3%	5.0%	5.7%
Combined ratio	76.1%	77.2%	74.8%	74.4%

Global Reinsurance’s net premiums written increased six percent and 18 percent in the three and six months ended June 30, 2004, respectively, compared with the same periods in 2003. The rate of growth for net premiums written has declined in the current quarter due to a softening of rates for property and property catastrophe business at ACE Tempest Re Europe and ACE Tempest Re Bermuda. ACE Tempest Re USA partially offset this trend by increasing its P&C volume and taking advantage of higher renewal rates on casualty business.

The table below shows net premiums earned by each of the Global Reinsurance segment’s key components for the three and six months ended June 30, 2004 and 2003.

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
	(in millions of U.S. dollars)
ACE Tempest Re Europe	$75	$63	$150	$132
ACE Tempest Re USA	189	112	358	198
ACE Tempest Re Bermuda	82	94	167	187

Net premiums earned	$346	$269	$675	$517

Net premiums earned increased 29 percent and 31 percent in the three and six months ended June 30, 2004, respectively, compared with the same periods in 2003. This increase was driven by growth in non-catastrophe P&C business which has increased steadily over the last several quarters and comprised approximately 75 percent of the net premiums earned in the six months ended June 30, 2004. The growth in net premiums earned has continued to increase even as gains in net premiums written have slowed at ACE Tempest Re Europe and ACE Tempest Re Bermuda – this is primarily due to the current earning of strong production recorded in recent quarters, especially at ACE Tempest Re USA. ACE Tempest Re USA, which focuses on writing property per risk and casualty reinsurance, reported a 69 percent and 81 percent increase in net premiums earned in the three and six months ended June 30, 2004, respectively, primarily due to increased casualty business written and higher renewal rates. ACE Tempest Re Europe, which most lines of traditional and non-traditional P&C lines with an orientation towards specialty and short-tail products reported a 19 percent and 14 percent increase in net premiums earned in the three and six months ended June 30, 2004, respectively. This increase was primarily due to significantly higher casualty writings. ACE Tempest Re Bermuda, which principally provides property catastrophe reinsurance globally to insurers of commercial and personal property, reported a 13 percent and 11 percent decrease in net premiums earned in the three and six months ended June 30, 2004, respectively. ACE Tempest Re Bermuda has been experiencing downward pressure on premium production due to the market-wide decline in rates on property catastrophe business.

The loss and loss expense ratio decreased in the three and six months ended June 30, 2004, compared with the same periods in 2003, primarily due to a decline in catastrophe losses. We experienced negligible catastrophe losses in the six months ended June 30, 2004, compared with $35 million in the same period in 2003. Property catastrophe business is mainly written at ACE Tempest Re Bermuda. The shift in mix of business that has resulted from growth in non-catastrophe P&C business at ACE Tempest Re USA and ACE Tempest Re Europe partially offset the decrease in Global Reinsurance’s loss and loss expense ratio. Non-catastrophe P&C business typically has higher loss ratios than property catastrophe business (except in periods with high catastrophe losses). As Global Reinsurance increases non-catastrophe P&C writing, we expect its loss and loss expense ratio to continue to increase in line with what would be expected from a traditional multi-line reinsurer. Global Reinsurance had favorable prior period development of $13 million and $26 million for the three and six months ended June 30, 2004, respectively, compared with $13 million of favorable development in each of the same periods in 2003. The favorable development for the current periods relates primarily to property and other short-tail lines.

The policy acquisition cost ratio for Global Reinsurance increased due to the higher proportion of business generated from ACE Tempest Re USA, relative to ACE Tempest Re Europe and ACE Tempest Re Bermuda. ACE Tempest Re USA’s business is written more on a pro-rata basis versus excess-of-loss, which incurs higher acquisition costs due to higher ceding commissions paid. Administrative expenses increased in the three and six months ended June 30, 2004, primarily due to higher staffing costs to support growth in business at ACE Tempest Re USA. The administrative expense ratio decreased due to increased net premiums earned.

Global Reinsurance’s underwriting income increased 36 percent and 29 percent in the three and six months ended June 30, 2004, respectively, compared with the same periods in 2003. The increase was primarily a result of higher net premiums earned, the decrease in catastrophe losses and the favorable prior period development. Income excluding net realized gains (losses) for Global Reinsurance increased 41 percent and 34 percent in the three and six months ended June 30, 2004, respectively, as a result of higher underwriting income and higher net investment income. Foreign exchange did not have a material impact on Global Reinsurance’s income excluding net realized gains in the three and six months ended June 30, 2004.

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

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
	(in millions of U.S. dollars)
Net premiums written	$55	$ 44	$106	$91

Net premiums earned	54	42	105	90
Life and annuity benefits	44	44	86	92
Policy acquisition costs	6	2	11	6
Administrative expenses	1	1	2	2
Net investment income	8	8	16	15

Income excluding net realized gains (losses)	11	3	22	5
Net realized gains (losses)	15	(11)	(10)	(12)

Net income	$26	$ (8)	$ 12	$ (7)

Income excluding net realized gains (losses) improved in the three and six months ended June 30, 2004, compared with the same periods in 2003, primarily due to the increase in net premiums earned, combined with a decline in life and annuity benefit reserves. Net premiums earned increased in the three and six months ended June 30, 2004, primarily due to higher variable annuity production. Life and annuity benefits decreased, in the first quarter of 2004, primarily due to the increased proportion of premium volume from variable annuity products, which typically have lower expected benefit pay-outs than other business. Net income increased in the current quarter due to the increase in income excluding net realized gains (losses) and the recording of net realized gains, compared with net realized losses in the same quarter in 2003. In the six months ended June 30, 2004, net income increased due to the increase in income excluding net realized gains (losses), partially offset by net realized losses in the first quarter of 2004, which included the fair value adjustment of the derivative component of certain variable annuity products.

Financial Services

The Financial Services segment consists of our financial solutions business and our proportionate share of Assured Guaranty’s earnings; which is 100 percent through April 2004 and 34.7 percent thereafter. The financial solutions operations provide one-off insurance and reinsurance solutions to clients with unique or complex risks, which are not adequately addressed in the traditional insurance market. Each financial solutions contract is structured to meet the needs of each client. Assured Guaranty provides credit enhancement products to the municipal finance, structured finance and mortgage markets.

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

From April 29, 2004, our proportionate share of Assured Guaranty’s earnings is reflected in “Other (income) expense”.

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
	(in millions of U.S. dollars)
Net premiums written	$14	$132	$222	$658
Net premiums earned	134	215	313	424
Losses and loss expenses	89	161	175	322
Policy acquisition costs	9	17	20	28
Administrative expenses	10	20	34	38

Underwriting income	26	17	84	36

Net investment income	36	49	89	100
Other (income) expense	—	(1)	11	(1)
Interest expense	1	1	3	3
Income tax expense	10	8	23	17

Income excluding net realized gains (losses)	51	58	136	117
Net realized gains (losses)	(32)	72	(27)	69
Tax expense (benefit) on net realized gains (losses)	1	20	8	20

Net income	$18	$110	$101	$166

Loss and loss expense ratio	66.1%	74.9%	55.8%	75.9%
Policy acquisition cost ratio	7.0%	7.8%	6.4%	6.5%
Administrative expense ratio	7.5%	9.5%	11.0%	9.1%
Combined ratio	80.6%	92.2%	73.2%	91.5%

The Financial Services segment reported decreases in net premiums written of 89 percent and 66 percent in the three and six months ended June 30, 2004, respectively, compared with the same periods in 2003. The current quarter did not include net premiums written from Assured Guaranty (April production was offset by the effect of an inter-company reinsurance transaction which resulted in the transfer of unearned premium reserves to the Global Reinsurance segment), while the same quarter in 2003 included $119 million of net premiums written from financial guaranty business. In addition, this decrease also reflects the first quarter non-renewal of certain financial solutions business and the reversal of unearned premium reserves and related premiums written in connection with the termination of equity CDO business.

The Financial Services segment reported a decrease in net premiums earned of 38 percent and 26 percent in the three and six months ended June 30, 2004, respectively. The decrease in the current quarter is primarily due to the sale of Assured Guaranty, while the six-month period was negatively impacted by the non-renewal of several large accounts in the first quarter of 2004. With respect to the financial solutions business, premium volume can vary significantly from period to period and therefore premiums written in any one period are not indicative of premiums to be written in future periods.

Financial Services reported a decrease in income excluding realized gains (losses) of 12 percent in the quarter ended June 30, 2004, primarily due to the sale of Assured Guaranty, partially offset by improvements in the financial solutions business, which reported increased underwriting income. The current quarter’s equity pick-up from Assured Guaranty was $8 million and is included in “Other (income) expense”, and was offset by compensation expense of $8 million, related to the IPO. The same quarter in 2003 included income excluding realized gains (losses) attributed to financial guaranty business of $31 million. This segment reported a 16 percent increase in income excluding realized gains (losses) in the six months ended June 30, 2004. This increase was due to higher underwriting income in the first quarter of 2004, partially offset by a $11 million decrease in net investment income and $11 million of “Other expense” attributed to the recognition of goodwill impairments in the first quarter of 2004. Additionally, Financial Services experienced $5 million and $7 million of favorable prior period development in the three and six months ended June 30, 2004, respectively, compared with favorable development of $9 million and adverse development of $1 million in the same periods in 2003. The development for the current periods relates primarily to favorable development on a high excess of loss assumed multi-year contract partially offset by adverse development on two assumed reinsurance contracts.

Net Investment Income

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
	(in millions of U.S. dollars)
Insurance – North American	$107	$101	$211	$202
Insurance – Overseas General	55	37	103	72
Global Reinsurance – P&C	29	21	56	40
Global Reinsurance – Life	8	8	16	15
Financial Services	36	49	89	100
Corporate and Other	1	(5)	(1)	(12)

Net investment income	$236	$211	$474	$417

Net investment income is influenced by a number of factors, including the amounts and timing of inward and outward cash flows, the level of interest rates, and changes in overall asset allocation. Net investment income increased 12 percent and 14 percent in the three and six months ended June 30, 2004, compared with the same periods in 2003. The increased net investment income was primarily due to the positive operating cash flows during 2003 and the first half of 2004 that has resulted in a higher average invested asset base. The positive impact on investment income was partially offset by a reduction in our average invested assets in the last two months of the current quarter due to the sale of Assured Guaranty. The annualized average market yield on fixed maturities was 4.6 percent at June 30, 2004 compared with 3.8 percent at June 30, 2003.

Net Realized Gains (Losses)

Our investment strategy takes a long-term view, and our investment portfolio is actively managed to maximize total return within certain specific guidelines, designed to minimize risk. Our investment portfolio is reported at fair value. The effect of market movements on our investment portfolio impact income (through net realized gains (losses)) when securities are sold, when “other than temporary” impairments are recorded on invested assets or through the reporting of derivatives at fair value, including financial futures and options, interest rate swaps and credit-default swaps. Changes in unrealized appreciation and depreciation on available-for-sale securities, which result from the revaluation of securities held, are reported as a separate component of accumulated other comprehensive income in shareholders’ equity.

The following table presents our pre-tax net realized gains (losses) for the three and six months ended June 30, 2004 and 2003.

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
	(in millions of U.S. dollars)
Fixed maturities and short-term investments	$(7)	$49	$48	$61
Equity securities	40	(4)	68	(54)
Other investments	(4)	(11)	(11)	(11)
Currency	(8)	6	(3)	15
Financial futures, options and interest rate swaps	30	15	29	6
Fair value adjustment on insurance derivatives	(8)	52	(31)	50

Subtotal derivatives	22	67	(2)	56

Total net realized gains (losses)	$43	$107	$100	$67

Given our total return objective for our investment portfolio, we may sell securities at a loss due to changes in the investment environment, our expectation that fair value may deteriorate further, our desire to reduce our exposure to an issuer or an industry, and changes in the credit quality of the security.

FAS 133 requires us to recognize all derivatives as either assets or liabilities on our consolidated balance sheet, and measure them at fair value. We record the gains and losses resulting from the fair value measurement of derivatives in net realized gains (losses). We participate in derivative instruments in two principal ways as follows: i) to offer protection to others as the seller or writer of the derivative, such as our credit derivatives business and reinsurance of guaranteed minimum income benefits (GMIBs) that are treated as derivatives for accounting purposes; or ii) to mitigate our own risk, principally arising from our investment holdings. We do not consider either type of transaction to be speculative. We recorded a net realized gain of $22 million and a net realized loss of $2 million, in the three and six months ended June 30, 2004, respectively, on all derivative transactions, compared with net realized gains of $67 million and $56 million in the same periods in 2003.

With respect to our credit derivatives and GMIB reinsurance businesses (insurance derivatives), we record a portion of the change in fair value in unpaid loss and loss expenses and future policy benefits for life and annuity contracts, respectively, representing our best estimate of loss pay-outs related to fees or premiums earned, and a portion in net realized gains (losses), representing other changes in fair value. The fair value adjustment included in net realized gains (losses) in the three and six months ended June 30, 2004, were net realized losses of $8 million and $31 million, respectively, compared with net realized gains of $52 million and $50 million in the same periods in 2003. For the three months ended June 30, 2004, the change in fair value was related to many factors including an unrealized loss of approximately $25 million related to the reversal of unrealized gains upon the termination of several credit default swaps. These credit default swaps were covering the equity layer of synthetic CDOs written by our financial solutions business. The unrealized losses were generally offset by increases in net premiums earned. In addition, a net realized gain of $15 million and a net realized loss of $10 million was reported for GMIB reinsurance in the three and six months ended June 30, 2004, respectively. This was principally a result of an increase in interest rates in the second quarter that reduced the related fair value liability versus a decline in interest rates in the first quarter that increased the related fair value liability. In addition to affecting the fair value of guaranties on in-force annuities, interest rate changes also affect the fair value of new annuities attaching to GMIB reinsurance treaties during the current period because they are priced using interest rates prevalent at the inception of the treaty. Based on in-force annuities covered by GMIB reinsurance treaties at June 30, 2004, we estimate that a 50 basis points decline in interest rates would result in an unrealized loss of approximately $37 million. Similarly, we estimate that a one percent decline in the Standard and Poor’s (S&P) Index would result in an unrealized loss of approximately $6 million. These estimated changes in fair value would be recorded as net realized losses in our net income. The gain or loss created by the estimated fair value adjustment will rise or fall each period based on estimated market pricing and may not be an indication of ultimate claims. Fair value is defined as the amount at which an asset or liability could be bought or sold in a current transaction between willing parties. We generally plan to hold derivative financial instruments to maturity. Where we hold derivative financial instruments to maturity, these fair value adjustments would generally be expected to reverse resulting in no gain or loss over the entire term of the contract. However, in the event that we terminate a derivative contract prior to maturity, as a result of a decision to exit a line of business or for risk management purposes, the unrealized gain or loss will be realized through premiums earned and losses incurred.

We recorded net realized gains on financial futures and option contracts and interest rate swaps of $30 million and $29 million in the three and six months ended June 30, 2004, respectively, compared with net realized gains of $15 million and $6 million in the same periods in 2003. We recorded net realized gains of $27 million and $13 million on interest rate swaps in the three and six months ended June 30, 2004, respectively, compared with net realized losses of $5 million and $14 million in the same periods in 2003. The interest rate swaps are designed to reduce the negative impact of increases in interest rates on our fixed maturity portfolio. We recorded net realized gains of $3 million and $14 million in the three and six months ended June 30, 2004, respectively, on our S&P equity index futures contracts as the S&P 500 equity index increased 1.7 percent and 3.4 percent during these periods. We use foreign currency forward contracts to minimize the effect of fluctuating foreign currencies on certain non-U.S. dollar holdings in our portfolio that are not specifically matching foreign currency liabilities. These contracts are not designated as specific hedges and, in accordance with FAS 133, we record all realized and unrealized gains and losses on these contracts as net realized gains (losses) in the period in which the currency values change.

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

Our net realized gains (losses) in the six months ended June 30, 2004, included write-downs of $4 million related to fixed maturity investments and $3 million related to equity securities as a result of conditions which caused us to conclude the decline in fair value of the investment was “other than temporary”. The six months ended June 30, 2003 included write-downs of $19 million related to fixed maturity investments, $54 million related to equity securities and $16 million related to other investments.

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

See Note 4 to the Interim Consolidated Financial Statements for a table which summarizes for all securities in an unrealized loss position at June 30, 2004 (including securities on loan), the aggregate fair value and gross unrealized loss by length of time the amounts have continuously been in an unrealized loss position.

Other Income and Expense

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
	(in millions of U.S. dollars)
Equity in net income of unconsolidated entities	$(8)	$(4)	$(10)	$(5)
Minority interest in net income of consolidated entities	6	3	12	4
Goodwill impairment	—	—	13	6
Compensation expense relating to IPO	8	—	8	—

Other (income) expense	$6	$(1)	$23	$5

The six months ended June 30, 2004, includes equity in net income of subsidiary of $8 million from Assured Guaranty, which was offset by $8 million in compensation expense in connection with the settlement of ACE stock awards held by the employees of Assured Guaranty. Additionally, we recognized goodwill impairments as a result of a review conducted during the first quarter of 2004.

Investments and Cash

Our principal investment objective is to ensure that funds are available to meet our insurance and reinsurance obligations. Within this broad liquidity constraint, the purpose of our investment portfolio’s structure is to maximize total return subject to specifically approved guidelines of overall asset classes, credit quality, and liquidity and volatility of expected returns. Our investment portfolio is invested primarily in fixed income securities with an average credit quality of AA, as rated by the independent investment rating service S&P. The portfolio is externally managed by independent, professional, investment managers. The average duration of our fixed income securities, including the effect of interest rate swaps, is 3.6 years at June 30, 2004, compared with 3.4 years at December 31, 2003. Our “Other investments” principally comprise direct investments, investments in investment funds and investments in limited partnerships.

The following table identifies our invested assets by type held at fair value and cost/amortized cost at June 30, 2004 and December 31, 2003.

	June 30, 2004		December 31, 2003
	Fair Value	Cost/ Amortized Cost	Fair Value	Cost/ Amortized Cost
	(in millions of U.S. dollars)
Fixed maturities	$18,348	$18,226	$18,645	$18,006
Securities on loan	1,515	1,488	684	650
Short-term investments	4,040	4,040	2,928	2,928
Cash	663	663	562	562

	24,566	24,417	22,819	22,146
Equity securities	953	846	544	401
Other investments	1,216	1,143	645	602

Total investments and cash	$26,735	$26,406	$24,008	$23,149

We also gain exposure to equity markets through the use of derivative instruments. The combined equity exposure through both our equity portfolio and derivative instruments was valued at $1.1 billion at June 30, 2004, compared with $662 million at December 31,

2003. The increase of $2.7 billion in total investments and cash is due to positive cash flows from operations as a result of strong premium volume, issuance of $500 million of debt, and increased securities lending collateral. Additionally, “Other investments” includes our 34.7 percent ($477 million) equity interest in Assured Guaranty. These increases were partially offset by a decline in invested assets due to the sale of Assured Guaranty and an increase in unrealized losses primarily due to the increase in interest rates.

The following tables show the market value of our fixed maturities, short-term investments, securities on loan and cash at June 30, 2004 and December 31, 2003. The first table lists elements according to type, and the second according to S&P credit rating.

	June 30, 2004		December 31, 2003
	Market Value	Percentage of Total	Market Value	Percentage of Total
	(in millions of U.S. dollars)		(in millions of U.S. dollars)
Treasury	$1,773	7.2%	$1,715	7.5%
Agency	1,217	5.0%	1,512	6.6%
Corporate	6,809	27.7%	6,304	27.6%
Mortgage-backed securities	4,405	17.9%	3,894	17.1%
Asset-backed securities	832	3.4%	737	3.2%
Municipal	623	2.5%	1,445	6.3%
Non-U.S.	4,203	17.1%	3,723	16.3%
Cash and short-term investments	4,704	19.2%	3,489	15.4%

Total	$24,566	100%	$22,819	100%

	Market Value	Percentage of Total	Market Value	Percentage of Total
	(in millions of U.S. dollars)		(in millions of U.S. dollars)
AAA	$12,780	52.0%	$12,315	54.0%
AA	4,159	16.9%	3,389	14.8%
A	3,901	15.9%	3,534	15.5%
BBB	2,048	8.3%	1,783	7.8%
BB	664	2.7%	709	3.1%
B	973	3.9%	1,029	4.5%
Other	41	0.3%	60	0.3%

Total	$24,566	100%	$22,819	100%

In accordance with our investment process, we invest in below-investment grade securities through dedicated investment portfolios managed by external investments managers that have investment professionals specifically dedicated to this asset class. At June 30, 2004, our fixed income investment portfolio included below-investment grade securities and non-rated securities which, in total, comprised approximately seven percent of our fixed income portfolio. We define a security as being below-investment grade if it has an S&P credit rating of BB or less. Our below investment-grade and non-rated portfolio includes approximately 500 names, with the top 15 holdings making up approximately 15 percent of the $1.6 billion balance at June 30, 2004. The highest single exposure in this portfolio of securities is $20 million. Below-investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss from default by the borrower is greater with below-investment grade securities. Below-investment grade securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, issuers of below-investment grade securities usually have higher levels of debt and are more sensitive to adverse economic conditions such as recession or increasing interest rates, than are investment grade issuers. We reduce the overall risk in the below-investment grade portfolio, as in all investments, through careful credit analysis, strict investment policy guidelines, and diversification by issuer and/or guarantor as well as by industry.

Unpaid Losses and Loss Expenses

We establish reserves for the estimated unpaid ultimate liability for losses and loss expenses under the terms of our policies and agreements. These reserves take into account estimates both for claims that have been reported and for IBNR, and include estimates of expenses associated with processing and settling claims. The table below presents a rollforward of our unpaid losses and loss expenses for the six months ended June 30, 2004.

	Gross Losses	Reinsurance Recoverable	Net Losses
	(in millions of U.S. dollars)
Balance at December 31, 2003	$27,155	$13,192	$13,963
Losses and loss expenses incurred	4,750	1,483	3,267
Losses and loss expenses paid	(3,565)	(1,373)	(2,192)
Sale of Assured Guaranty	(456)	(103)	(353)
Other (including foreign exchange revaluation)	340	378	(38)

Balance at June 30, 2004	$28,224	$13,577	$14,647

The process of establishing reserves for claims can be complex and imprecise as it requires the use of informed estimates and judgments. Our estimates and judgments may be revised as claims develop; as additional experience and other data become available; as new or improved methodologies are developed; and as current laws change.

We continually evaluate our reserve estimates taking into account new information and discussion and negotiation with our insureds. While we believe our reserve for unpaid losses and loss expenses at June 30, 2004 is adequate, new information or trends, such as judicial action broadening the scope of coverage or expanding liability, may lead to future developments in ultimate losses and loss expenses significantly greater or less than the reserve provided, which could have a material adverse effect on future operating results. More information relating to our loss reserves is included in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

The table below presents selected loss reserve data for A&E exposures at June 30, 2004 and December 31, 2003.

	June 30, 2004		December 31, 2003
	Gross	Net	Gross	Net
	(in millions of U.S. dollars)
Asbestos	$2,685	$182	$2,899	$277
Environmental and other latent exposures	1,045	178	1,148	250

Total	$3,730	$360	$4,047	$527

Paid losses in the six months ended June 30, 2004 for asbestos claims were $234 million on gross reserves and $98 million on net reserves. Foreign exchange revaluation increased the gross asbestos reserve by $14 million and the net reserve by $1 million in 2004. Environmental and other latent exposure claim payments were $103 million on gross reserves and $72 million on net reserves in the six months ended June 30, 2004.

The Pennsylvania Insurance Department requires a biennial, external actuarial review of liabilities residing in the various subsidiaries of Brandywine Holdings (Brandywine), which we acquired when we purchased the P&C business of CIGNA in 1999. That review was last completed during the first quarter of 2003 and we recorded the financial impact in the year ended December 31, 2002. We expect the next review to be complete during the fourth quarter of 2004 and to record the financial impact in the year ending December 31, 2004.

Certain active ACE INA companies remain residually liable for pre-1987 general liability and UK business ceded by these companies to the primary Brandywine subsidiary, Century Indemnity Company (“Century”). These potential residual liabilities, which represent only a small portion of liabilities in Century, have in turn been ceded by Century to the Brandywine reinsurance cover provided by National Indemnity Company (“NICO”). While it is possible that some of these residual exposures could ultimately exceed the available NICO limits and return to ACE INA active companies, we believe that the asbestos portion of this subset of exposures exceeding the limit of the NICO cover would constitute only a small portion of ACE’s total asbestos exposure.

In accordance with the Brandywine restructuring order, INA Financial Corporation established and funded a dividend retention fund consisting of $50 million plus investment earnings. Pursuant to terms of the restructuring, the full balance of this dividend retention fund was contributed to Century as of December 31, 2002. To the extent in the future that dividends are paid by INA Holdings Corporation to its parent, INA Financial Corporation, and to the extent that INA Financial Corporation then pays such dividends to

INA Corporation, a portion of those dividends must be withheld to replenish the principal of the dividend retention fund to $50 million within five years. In 2003 and thus far in 2004, no such dividends were paid, and therefore no replenishment of the dividend retention fund occurred. This dividend fund obligation, to maintain and to replenish the fund as necessary and to the extent dividends are paid, is ongoing until ACE INA receives prior written approval from the Pennsylvania Commissioner of Insurance to terminate the fund.

In addition, the ACE INA insurance subsidiaries are obligated to provide insurance coverage to Century in the amount of $800 million under an aggregate excess of loss reinsurance agreement if the statutory capital and surplus of Century falls below $25 million or if Century lacks liquid assets with which to pay claims as they become due, after giving effect to contribution of any dividend retention fund balance. Coverage under the aggregate excess of loss reinsurance agreement was triggered as of December 31, 2002 following contribution of the dividend retention fund balance. Approximately $466 million in undiscounted losses were ceded to the aggregate excess of loss reinsurance agreement at June 30, 2004.

In a lawsuit filed in the state of California in December 1999, certain competitors of ACE USA have challenged the restructuring that resulted in the creation of Brandywine. The restructuring was previously upheld by the Pennsylvania Supreme Court in July 1999. The lawsuit alleges that the restructuring does not effectively relieve the insurance subsidiary that issued the policies prior to the restructuring (Insurance Company of North America) from liabilities for claims on those policies by California policyholders. The California trial court has held in response to a pre-trial motion that a California statute does prohibit the transfer of California policies to a subsequent legal entity without the consent of the policyholders and noted that consent was not received in the context of the Brandywine restructuring. ACE intends to appeal this decision following completion of the remaining issues in the case in the trial court. In addition, the liabilities that are the subject of this California lawsuit are included within our A&E reserves for Brandywine.

The current case law regarding A & E claims can be characterized as still evolving and we do not believe that any firm direction will develop in the near future. Therefore, it is not possible to determine the future development of A&E claims with the same degree of reliability as with other types of claims. Such future development will be affected by the extent to which courts continue to expand the liabilities of defendants as well as to expand the intent of the policies and the scope of the coverage, as they have in the past.

U.S. Congress has been working on possible legislation to move all U.S. asbestos bodily-injury claims to a federal trust for compensation in accordance with an established set of medical criteria and claim values. The trust would be funded by asbestos defendants and their insurers. As currently proposed, ACE would be one of the insurer participants. We believe that if the proposed legislation is enacted, our ultimate funding obligation under the trust would be less than we would be required to pay under the current tort system because the trust would avoid payments to unimpaired victims and obviate the need for extensive legal costs. However, we cannot predict if any such proposed legislation will be modified or adopted.

More information relating to our A&E loss reserves is included in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2003.

Reinsurance

One of the ways we manage our loss exposure is through the use of reinsurance. While reinsurance agreements are designed to limit our losses from large exposures and permit recovery of a portion of direct unpaid losses, reinsurance does not relieve us of liability to our insureds. Accordingly, the losses and loss expense reserves on our balance sheet represent our total unpaid gross losses. The reinsurance recoverable represents anticipated recoveries of a portion of those gross unpaid losses as well as amounts recoverable from reinsurers with respect to claims paid. The table below presents our net reinsurance recoverable at June 30, 2004 and December 31, 2003.

	June 30 2004	December 31 2003
	(in millions of U.S. dollars)
Reinsurance recoverable on paid losses and loss expenses	$1,222	$1,277
Bad debt reserve on paid losses and loss expenses	(440)	(403)
Reinsurance recoverable on future policy benefits	15	15
Reinsurance recoverable on unpaid losses and loss expenses	14,136	13,749
Bad debt reserve on unpaid losses and loss expenses	(559)	(557)

Net reinsurance recoverable	$14,374	$14,081

We evaluate the financial condition of our reinsurers and potential reinsurers on a regular basis and also monitor concentrations of credit risk with reinsurers. Provisions have been established for amounts estimated to be uncollectible.

Following is a breakdown of our reinsurance recoverable on paid losses at June 30, 2004 and December 31, 2003:

	June 30, 2004			December 31, 2003
Category	Amount	Bad Debt Reserve	% of Total Reserve	Amount	Bad Debt Reserve	% of Total Reserve
	(in millions of U.S. dollars)
General collections	$619	$35	5.7%	$730	$45	6.2%
Other	603	405	67.2%	547	358	65.4%

Total	$1,222	$440	36.0%	$1,277	$403	31.6%

The general collections category represents amounts in the process of collection in the normal course of business. These are balances for which we have no indication of dispute or credit-related issues.

The other category includes amounts recoverable that are in dispute, or are from companies in supervision, rehabilitation or liquidation. Our estimation of this reserve considers the merits of the underlying matter, the credit quality of the reinsurer and whether we have received collateral or other credit protections, such as parental guarantees.

The following tables provide a listing of our largest reinsurers (on a one quarter lag basis) with the first category representing the top ten reinsurers and the second category representing the remaining reinsurers with balances greater than $20 million. The third category includes amounts due from over 2,500 companies, each having balances of less than $20 million. Our bad debt reserve in the three categories is principally based on an analysis of the credit quality of the reinsurer and collateral balances. The next category, mandatory pools and government agencies, includes amounts backed by certain state and federal agencies. In certain states, insurance companies are required by law to participate in these pools. The fifth category, structured settlements, includes annuities purchased from life insurance companies to settle claims. Since we retain the ultimate liability in the event that the life company fails to pay the claimant, we reflect the amount as a liability and as a recoverable for GAAP purposes. These amounts are not subject to dispute and we establish our bad debt reserve based on the application of historical collection experience. The next category, captives, includes companies established and owned by our insurance clients to assume a significant portion of their direct insurance risk from us, i.e., they are structured to allow clients to self-insure a portion of their insurance risk. It is generally our policy to obtain collateral equal to expected losses; where appropriate, exceptions are granted, but only with review and sign-off at a senior officer level. Our final category, other, includes amounts recoverable that are in dispute or are from companies that are in supervision, rehabilitation or liquidation. We establish our bad debt reserve for these categories based on a case by case analysis of individual situations, including credit and collateral analysis and consideration of our collection experience in similar situations.

Breakdown of Reinsurance Recoverable	March 31 2004	Bad Debt Reserve	% of Gross
	(in millions of U.S. dollars)
Categories
Top 10 reinsurers	$7,885	$94	1.2%
Other reinsurers balances greater than $20 million	3,146	132	4.2%
Other reinsurers balances less than $20 million	1,071	145	13.5%
Mandatory pools and government agencies	718	3	0.4%
Structured settlements	425	2	0.5%
Captives	813	1	0.1%
Other	967	586	60.6%

Total	$15,025	$963	6.4%

Top 10 Reinsurers (net of collateral)
Berkshire Hathaway Insurance Group
CIGNA
Equitas
GE Global Insurance Group
Hannover
Lloyd’s of London
Munich Re
St. Paul Travelers Companies
Swiss Re Group
XL Capital Group

Other Reinsurers Balances Greater Than $20 million (net of collateral)
AIOI Insurance	Electric Insurance Company	Overseas Partners Ltd.
Allianz Group	Everest Re Group	QBE Insurance
American International Group	Fairfax Financial	RenaissanceRe Holdings Ltd.
Arch Capital	FM Global Group	Royal & Sun Alliance Insurance Group Plc
Aspen Insurance Holdings Ltd	Gerling Group	SCOR Group
AVIVA	Great American P&C Insurance Companies	Sompo Japan
AXA	Hartford Insurance Group	Toa Reinsurance Company
Chubb Insurance Group	Independence Blue Cross (Amerihealth)	Trenwick Group
CNA Insurance Companies	ING – Internationale Nederlanden Group	White Mountains Insurance Group
Constellation Reinsurance Company	IRB – Brasil Resseguros S.A.	WR Berkley Corp.
Converium Group	Liberty Mutual Insurance Companies	Zurich Financial Services Group
DaimlerChrysler Insurance Company	Millea Holdings
Dominion Ins. Co. Ltd	Mitsui Sumitomo Insurance Company Ltd.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity is a measure of a company’s ability to generate cash flows sufficient to meet short-term and long-term cash requirements of its business operations. As a holding company, ACE possesses assets that consist primarily of the stock of its subsidiaries, and of other investments. In addition to net investment income, our cash flows currently depend primarily on dividends or other statutorily permissible payments. Historically, these dividends and other payments have come from our Bermuda-based operating subsidiaries, which we refer to as our Bermuda subsidiaries. During the six months ended June 30, 2004, we were able to meet all of our obligations, including the payment of dividends declared on our Ordinary Shares and Preferred Shares, with our net cash flow and dividends received. Should the need arise, we generally have access to the debt markets and other available credit facilities that are discussed below.

Our sale of 65.3 percent of the common shares of Assured Guaranty generated proceeds, net of offering costs, of approximately $835 million and a return of capital of $200 million from Assured Guaranty, which were used to support our P&C business and strengthen our balance sheet capital position.

The payments of dividends or other statutorily permissible distributions from our operating companies are subject to the laws and regulations applicable to each jurisdiction, as well as the need to maintain capital levels adequate to support the insurance and reinsurance operations, including financial strength ratings issued by independent rating agencies, which are discussed later.

We assess which subsidiaries to draw dividends from based on a number of factors. Considerations such as regulatory and legal restrictions as well as the subsidiary’s financial condition are paramount to the dividend decision. The legal restrictions on the payment of dividends from retained earnings by our Bermuda subsidiaries are currently satisfied by the share capital and additional paid-in capital of each of the Bermuda subsidiaries. During the six months ended June 30, 2004, ACE Bermuda and ACE Tempest Life Reinsurance Ltd declared and paid dividends of $172 million and $150 million, respectively. During the six months ended June 30, 2003, ACE Bermuda declared and paid dividends of $281 million, and ACE Cap Re International Ltd. declared and paid dividends of $25 million. We expect that a majority of our dividend inflows for the remainder of 2004 will be from our Bermuda subsidiaries.

The payment of any dividends from ACE Global Markets or its subsidiaries would be subject to applicable U.K. insurance laws and regulations including those promulgated by the Society of Lloyd’s. ACE INA’s U.S. insurance subsidiaries may pay dividends, without prior regulatory approval, only from earned surplus and subject to certain annual limitations and the maintenance of a minimum capital requirement. ACE INA’s international subsidiaries are also subject to insurance laws and regulations particular to the countries in which the subsidiaries operate. These laws and regulations include restrictions that limit the amount of dividends payable without prior approval of regulatory insurance authorities.

We did not receive any dividends from ACE Global Markets or ACE INA in the current period. Under the Lloyd’s accounting model, syndicates in Lloyd’s operate each year as an annual venture. Each year of account is held open for three years. At the end of three years, the year of account purchases reinsurance from the next open year, which is known as reinsurance to close or RITC, and distributes the remaining funds to the investors in the syndicate. ACE Global Markets has historically retained these funds for operational purposes. ACE INA issued debt to provide partial financing for the ACE INA acquisition and for other operating needs. This debt is serviced by dividends paid by ACE INA’s insurance subsidiaries to ACE INA as well as other group resources.

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

•	Our consolidated net cash flows from operating activities were $2.3 billion in the six months ended June 30, 2004, compared with $1.6 billion in the same period in 2003. The positive operating cash flows were generated primarily from an increase in net premiums written and net investment income, combined with a decrease in loss and loss expenses paid.

•	Our consolidated net cash flows used for investing activities increased to $2.6 billion in the six months ended June 30, 2004, and was net of $953 million received from the sale of Assured Guaranty (net of cash sold). This compares with net cash flows used for investing activities of $2.1 billion in the same period in 2003. This increase primarily reflects our strong consolidated net cash flows from operating activities. Net purchases of fixed maturities were $3.1 billion in the six months ended June 30, 2004, compared with $2.2 million in the same period in 2003.

•	Our consolidated net cash flows from financing activities decreased to $435 million in the six months ended June 30, 2004, compared with $482 million in the same period in 2003. This decrease was primarily due to a decline in net proceeds on security issuances, higher dividends paid on our Ordinary Shares and the payment of dividends on the Preferred Shares. The current period included net proceeds of $499 million from our debt issuance, whereas the same period in 2003 included net proceeds of $557 million from our Preferred Share issuance. The decrease in net cash flows from financing activities was partially offset by an increase in proceeds from the exercise of options for Ordinary Shares.

Although our ongoing operations continue to generate positive cash flows, our cash flows are currently impacted by a large book of loss reserves from businesses in run-off. The run-off operations generated negative operating cash flows of $133 million in the six months ended June 30, 2004, compared with $359 million in the same period in 2003, primarily due to claim payments.

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

Capital Resources

Capital resources consist of funds deployed or available to be deployed to support our business operations. The following table summarizes the components of our capital resources at June 30, 2004 and December 31, 2003.

	June 30 2004	December 31 2003
	(in millions of U.S. dollars)
Short-term debt	$546	$546
Long-term debt	1,849	1,349

Total debt	2,395	1,895

Trust preferred securities	487	475
Preferred Shares	557	557
Ordinary shareholders’ equity	8,663	8,278

Total shareholders’ equity	9,220	8,835

Total capitalization	$12,102	$11,205

Ratio of debt to total capitalization[1]	19.8%	16.9%
Ratio of debt plus trust preferreds to total capitalization[1]	23.8%	21.2%

1.	Ratios are higher at June 30, 2004, due to debt having been issued during the second quarter while the planned repayment of debt will occur subsequent to the quarter-end.

We believe our financial strength provides us with the flexibility and capacity to obtain funds externally through debt or equity financing on both a short-term and long-term basis. Our ability to access the capital markets is dependent on, among other things, market conditions and our perceived financial strength. We have accessed both the debt and equity markets from time to time.

During the second quarter of 2004, we issued $500 million of ACE INA 5.875 percent senior notes due June 15, 2014. The proceeds of the notes were used partly to repay $75 million of Capital Re trust preferred securities on July 12, 2004. The balance will be used to repay $400 million of ACE INA 8.2 percent notes, which mature on August 15, 2004, and for general corporate purposes.

Our diluted book value per Ordinary Share increased to $30.46 at June 30, 2004, compared with $29.46 at December 31, 2003. In calculating our diluted book value per Ordinary Share, we include in the denominator in-the-money options. The expected proceeds from the in-the-money options are included in the numerator. Shareholders’ equity increased $385 million in the six months ended June 30, 2004, primarily due to our net income, partially offset by an increase in unrealized losses on our investment portfolio of $407 million.

On January 14, 2004 and April 14, 2004, we paid dividends of 19 cents per Ordinary Share to shareholders of record on December 31, 2003 and March 31, 2004, respectively. On July 14, 2004, we paid dividends of 21 cents per ordinary share to shareholders of record on June 30, 2004. We have paid dividends each quarter since we became a public company in 1993. However, the declaration, payment and value of future dividends on Ordinary Shares is at the discretion of our Board of Directors and will be dependent upon our profits, financial requirements and other factors, including legal restrictions on the payment of dividends and such other factors as our Board of Directors deems relevant. Dividends on the Preferred Shares are payable quarterly, when and if declared by our Board of Directors, in arrears on March 1, June 1, September 1 and December 1 of each year. On March 1, 2004 and June 1, 2004, we paid dividends of $4.875 per Preferred Share (which translates to 48.75 cents per Depositary Share) to shareholders of record on February 29, 2004 and May 31, 2004, respectively.

As part of our capital management program, in November 2001, our Board of Directors authorized the repurchase of any ACE issued debt or capital securities including Ordinary Shares, up to $250 million. At June 30, 2004, this authorization had not been utilized.

In 2002, we filed a shelf registration statement with the SEC, which became effective in 2003, relating to a number of different types of debt and equity securities. At June 30, 2004, the amount available under the shelf filing was $425 million.

Credit Facilities

As our Bermuda subsidiaries are not admitted insurers and reinsurers in the U.S., the terms of certain U.S. insurance and reinsurance contracts require them to provide LOCs to clients. In addition, ACE Global Markets is required to satisfy certain U.S. regulatory trust fund requirements which can be met by the issuance of LOCs.

The following table shows our credit facilities by credit line, usage, expiry date and purpose at June 30, 2004.

	Credit Line[1]	Usage	Expiry Date	Purpose
Liquidity Facilities
ACE Limited[2]	$600	$210	April 2007	General Corporate
Secured Operational LOC Facilities
ACE Group	500	277	Sept. 2006	General Corporate
Unsecured Operational LOC Facilities
ACE Limited	500	287	Sept. 2004	General Corporate
ACE Limited	100	91	Oct. 2004	General Corporate
ACE Global Markets	200	200	Oct. 2004	General Corporate
ACE Tempest Re	200	55	Dec. 2004	General Corporate
ACE International	27	27	Various	General Corporate
Unsecured Capital Facilities
ACE Limited[3]	695	690	Nov. 2008	General Corporate

Total	$2,822	$1,837

1.	Certain facilities are guaranteed by operating subsidiaries and/or ACE Limited
2.	Commercial paper back-up facility, may also be used for LOCs
3.	Supports ACE Global Markets underwriting capacity for Lloyd’s Syndicate 2488-2004 capacity of £550 million (approximately $1 billion)

Some of the facilities noted above require that we maintain certain covenants, all of which have been met at June 30, 2004. These covenants include:

(i)	maintenance of a minimum consolidated net worth covenant of not less than $6.0 billion (subject to a reset provision on the last day of each fiscal year) plus 25 percent of cumulative net income since December 31, 2003, plus 50 percent of net proceeds of any issuance of equity interests subsequent to December 31, 2003; and

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

At June 30, 2004, (a) the minimum consolidated net worth requirement under the covenant described in (i) above was $6.2 billion and our actual consolidated net worth as calculated under that covenant was $8.9 billion; and (b) our ratio of debt to total capitalization was 0.20 to 1.

In addition to these covenants, the ACE Global Markets capital facility requires that collateral be posted if the financial strength rating of ACE Limited falls to S&P BBB+ or lower. Prior to November 2003 (the last renewal date of the ACE Global Markets unsecured LOC), this requirement related to ACE Bermuda.

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

Recent Accounting Pronouncements

See Note 2 to the Interim Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Sensitive Instruments and Risk Management

Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments. We are exposed to potential loss to various market risks, including changes in interest rates and foreign currency exchange rates. Our investment portfolio consists of both fixed income and equity securities, denominated in both U.S. and foreign currencies, which are sensitive to changes in interest rates, equity prices and foreign currency exchange rates. Due to the classification of the majority of our debt and equity securities as available-for-sale, changes in interest rates, equity prices or foreign currency exchange rates will have an immediate affect on comprehensive income and shareholders’ equity but will not ordinarily have an immediate affect on net income. Nevertheless, changes in interest rates and equity prices affect consolidated net income when, and if, a security is sold or impaired. We also use investment derivative instruments such as futures, options, interest rate swaps, and foreign currency forward contracts to manage the duration of our investment portfolio and foreign currency exposures and also to obtain exposure to a particular financial market. These instruments are sensitive to changes in interest rates, foreign currency exchange rates and equity security prices.

Changes in the fair value of these derivative instruments have an immediate affect on both net income and shareholders’ equity. The portfolio includes other market sensitive instruments, which are subject to changes in market values with changes in interest rates.

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

Our exposure to interest rate risk is concentrated in our fixed income portfolio, and to a lesser extent, our debt obligations. An increase in interest rates of 100 basis points applied instantly across the yield curve would have resulted in a decrease in the market value of our fixed income portfolio of 3.6 percent at June 30, 2004, compared with 3.4 percent at December 31, 2003. This equates to a pre-tax decrease in market value of approximately $754 million on a fixed income portfolio valued at $21 billion at June 30, 2004. This compares with an approximately $696 million pre-tax decrease in market value on a fixed income portfolio valued at $20.6 billion at December 31, 2003. An immediate time horizon was used as this presents the worst case scenario.

Our portfolio of equity securities, which we carry on our balance sheet at fair value, has exposure to price risk. This risk is defined as the potential loss in fair value resulting from adverse changes in stock prices. In addition, we attain exposure to the equity markets through the use of derivative instruments which also have exposure to price risk. Our U.S. equity portfolio is highly correlated with the S&P 500 index and changes in that index would approximate the impact on our portfolio. Our international equity portfolio has exposure to a broad range of non-U.S. equity markets, primarily in those countries where we have insurance operations. This portfolio is correlated to movement in each of these countries’ broad equity market. The combined equity exposure through both our portfolios of equity securities and derivative instruments was valued at $1.1 billion at June 30, 2004, compared with $662 million at December 31, 2003. A hypothetical ten percent decline in the price of each stock in our portfolio of equity securities and the index correlated to the derivative instruments would have resulted in pretax declines in fair value of $108 million and $66 million at June 30, 2004 and December 31, 2003, respectively. Changes in fair value of these derivative instruments are recorded as net realized gains (losses) in the consolidated statements of operations. Changes in the fair value of our equity portfolio are recorded as unrealized appreciation (depreciation) and are included as other comprehensive income in shareholders’ equity.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

This table provides information with respect to purchases by the Company of its Ordinary Shares during the six months ended June 30, 2004:

Issuer’s Purchases of Equity Securities*

Period	Total Number of Shares Purchased**	Average Price Paid per Share**	Total Number of Shares Purchased as Part of Publicly Announced Plan*	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan*
January 1, 2004 through January 31, 2004	16,945	$39.95	—	$250 million
February 1, 2004 through February 29, 2004	25,663	$44.07	—	$250 million
March 1, 2004 through March 31 , 2004	170,085	$44.78	—	$250 million
April 1, 2004 through April 30, 2004	307	$44.96	—	$250 million
May 1, 2004 through May 31, 2004	80,427	$43.52	—	$250 million
June 1, 2004 through June 30, 2004	33,113	$42.88	—	$250 million

Total	326,540

*	As part of ACE’s capital management program, in November 2001, the Company’s Board of Directors authorized the repurchase of any ACE issued debt or capital securities including Ordinary Shares, up to $250 million. At June 30, 2004, this authorization had not been utilized.
**	This column reflects the following transactions during the six months ended June 30, 2004: (i) the surrender to the Company of 244,701 shares of Common Stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees, (ii) the surrender to the Company of 32,723 shares of Common Stock to satisfy tax withholding obligations in connection with the exercise of employee stock options, and (iii) the surrender to the Company of 49,116 shares of Common Stock to pay the option cost on options exercised.

Item 4. Submissions of Matters to a Vote of Security Holders

The Annual General Meeting was held on May 27, 2004.

The following matters were voted on at the Annual General Meeting:

a) The following directors were elected.

	Term Expiring	Shares with Votes in Favor	Shares with Votes Withheld
Brian Duperreault	2007	243,949,675	3,014,145
Robert M. Hernandez	2007	222,327,081	24,636,739
Peter Menikoff	2007	244,915,912	2,047,908
Robert Ripp	2007	244,919,431	2,044,389
Dermot F. Smurfit	2007	222,329,502	24,634,318

The number of shares abstained was NIL and the number of broker non-votes was NIL.

b)	The ACE Limited 2004 Long-Term Incentive Plan was approved.

The holders of 197,215,103 shares voted in favor, 31,223,061 shares voted against and 1,197,359 shares abstained. There were 17,328,297 broker non-votes

c)	The appointment of PricewaterhouseCoopers LLP as independent registered public accountants for the Company for the year ended December 31, 2004 was ratified and approved.

The holders of 243,356,737 shares voted in favor, 2,515,932 shares voted against and 1,091,151 shares abstained. There were no broker non-votes

Item 5. Other Information

1.	On May 27, 2004, the Company declared a quarterly dividend of $0.21 per Ordinary Share payable on July 14, 2004, to shareholders of record on June 30, 2004.

2.	On May 27, 2004, the Company declared a dividend of $4.875 per Preferred Share, payable on June 1, 2004, to shareholders of record on May 31, 2004.

Item 6. Exhibits and Reports on Form 8-K

1.	Exhibits

10.1*	ACE Limited 2004 Long-Term Incentive Plan (as amended through the First Amendment)

10.2	Master Separation Agreement among ACE Limited, ACE Financial Services Inc., ACE Bermuda Insurance Ltd., and Assured Guaranty Ltd. dated as of April 27, 2004 (Incorporated by reference to Exhibit 10.8 to Assured Guaranty’s Registration Statement on Form S-1, Post-Effective Amendment No. 1 (Reg. No. 333-111491))

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*	Management Contract or Compensation Plan

2.	Reports on Form 8-K

The Company filed a Form 8-K current report (date of earliest event reported: June 2, 2004) pertaining to its computation of ratio of earnings to fixed charges and preferred share dividends.

The Company filed a Form 8-K current report (date of earliest event reported: June 9, 2004) pertaining to documents filed in connection with the sale of $500 million, 5.875 percent Senior Notes due June 15, 2014.

The Company filed a Form 8-K/A current report (date of earliest event reported: June 9, 2004) amending documents filed in connection with the sale of $500 million, 5.875 percent Senior Notes due June 15, 2014.

The Company filed a Form 8-K current report (date of earliest event reported: July 27, 2004) pertaining to ACE Limited’s press release reporting its second quarter 2004 results and the availability of its second quarter 2004 financial supplement.

ACE LIMITED

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACE LIMITED

August 6, 2004	/S/ EVAN GREENBERG
Evan Greenberg President and Chief Executive Officer

August 6, 2004	/S/ PHILIP V. BANCROFT
Philip V. Bancroft Chief Financial Officer

ACE LIMITED

EXHIBITS

Exhibit Number		Description	Numbered Page

Exhibits

10.1	*	ACE Limited 2004 Long-Term Incentive Plan (as amended through the First Amendment)

10.2		Master Separation Agreement among ACE Limited, ACE Financial Services Inc., ACE Bermuda Insurance Ltd., and Assured Guaranty Ltd. dated as of April 27, 2004 (Incorporated by reference to Exhibit 10.8 to Assured Guaranty’s Registration Statement on Form S-1, Post-Effective Amendment No. 1 (Reg. No. 333-111491))

31.1		Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2		Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1		Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2		Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*	Management Contract or Compensation Plan