Form 10-Q
period 2004-09-30
ACE LTD
filed 2004-11-09
CIK 896159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

YES ☑    NO ☐

The number of registrant’s Ordinary Shares ($0.041666667 par value) outstanding as of November 4, 2004 was 284,197,671.

ACE LIMITED

ACE LIMITED

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30 2004	December 31 2003
	(Unaudited)
	(in thousands of U.S. dollars, except share and per share data)
Assets
Investments
Fixed maturities, at fair value (amortized cost - $20,325,522 and $18,006,405)	$20,790,897	$18,645,267
Equity securities, at fair value (cost - $849,252 and $401,237)	959,820	543,811
Securities on loan, at fair value (amortized cost/cost - $1,000,411 and $650,160)	1,044,454	684,629
Short-term investments, at fair value	3,359,992	2,927,407
Other investments (cost - $1,158,658 and $602,176)	1,228,384	645,085

Total investments	27,383,547	23,446,199
Cash	625,799	561,650
Accrued investment income	283,525	258,379
Insurance and reinsurance balances receivable	3,378,925	2,836,616
Accounts and notes receivable	169,737	191,519
Reinsurance recoverable	14,268,455	14,080,716
Deferred policy acquisition costs	975,273	1,004,753
Prepaid reinsurance premiums	1,652,597	1,372,568
Funds withheld	328,283	255,587
Value of reinsurance business assumed	291,206	346,365
Goodwill	2,612,449	2,710,830
Deferred tax assets	1,015,576	1,089,805
Other assets	1,470,311	1,397,806

Total assets	$54,455,683	$49,552,793

Liabilities
Unpaid losses and loss expenses	$29,603,310	$27,154,838
Unearned premiums	6,465,590	6,050,788
Future policy benefits for life and annuity contracts	520,638	491,837
Funds withheld	185,410	208,728
Insurance and reinsurance balances payable	2,273,284	1,902,622
Contract holder deposit funds	220,303	212,335
Securities lending collateral	1,068,056	698,587
Payable for securities purchased	879,249	369,105
Accounts payable, accrued expenses and other liabilities	1,293,735	1,206,046
Dividends payable	59,667	53,182
Short-term debt	145,648	545,727
Long-term debt	1,848,847	1,349,202
Trust preferred securities	412,373	475,000

Total liabilities	44,976,110	40,717,997

Commitments and contingencies
Shareholders’ equity
Preferred Shares ($1.00 par value, 2,300,000 shares authorized, issued and outstanding)	2,300	2,300
Ordinary Shares ($0.041666667 par value, 500,000,000 shares authorized; 284,112,866 and 279,897,193 shares issued and outstanding)	11,838	11,662
Additional paid-in capital	4,895,662	4,765,355
Unearned stock grant compensation	(69,316)	(44,912)
Retained earnings	4,031,251	3,380,619
Deferred compensation obligation	12,601	16,687
Accumulated other comprehensive income	607,838	719,772
Ordinary Shares issued to employee trust	(12,601)	(16,687)

Total shareholders’ equity	9,479,573	8,834,796

Total liabilities and shareholders’ equity	$54,455,683	$49,552,793

See accompanying notes to the interim consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and nine months ended September 30, 2004 and 2003

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
	(in thousands of U.S. dollars, except per share data)
Revenues
Gross premiums written	$3,981,802	$3,450,912	$12,438,134	$10,968,594
Reinsurance premiums ceded	(1,213,252)	(1,144,781)	(3,564,487)	(3,326,418)

Net premiums written	2,768,550	2,306,131	8,873,647	7,642,176
Change in unearned premiums	84,734	91,394	(632,008)	(866,527)

Net premiums earned	2,853,284	2,397,525	8,241,639	6,775,649
Net investment income	251,396	214,689	726,376	633,048
Net realized gains (losses)	(32,092)	57,556	67,371	124,028

Total revenues	3,072,588	2,669,770	9,035,386	7,532,725

Expenses
Losses and loss expenses	2,234,047	1,518,478	5,500,920	4,260,690
Life and annuity benefits	48,447	44,524	134,569	136,582
Policy acquisition costs	386,082	344,066	1,146,771	973,242
Administrative expenses	325,629	293,355	950,331	840,315
Interest expense	48,997	44,348	139,668	132,958
Other (income) expense	(21,152)	3,088	1,831	8,516

Total expenses	3,022,050	2,247,859	7,874,090	6,352,303

Income before income tax	50,538	421,911	1,161,296	1,180,422
Income tax expense	53,158	66,946	304,082	207,545

Net income (loss)	$(2,620)	$354,965	$857,214	$972,877

Basic earnings (loss) per share	$(0.05)	$1.25	$2.94	$3.53

Diluted earnings (loss) per share	$(0.05)	$1.22	$2.88	$3.46

See accompanying notes to the interim consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the nine months ended September 30, 2004 and 2003

(Unaudited)

	2004	2003
	(in thousands of U.S. dollars)
Preferred Shares
Balance – beginning of period	$2,300	$—
Shares issued	—	2,300

Balance – end of period	2,300	2,300

Ordinary Shares
Balance – beginning of period	11,662	10,945
Shares issued	66	563
Exercise of stock options	131	110
Issued under Employee Stock Purchase Plan (ESPP)	10	12
Cancellation of shares	(31)	(27)

Balance – end of period	11,838	11,603

Additional paid-in capital
Balance – beginning of period	4,765,355	3,781,112
Ordinary Shares issued	69,050	47,628
Exercise of stock options	73,301	36,394
Ordinary Shares issued under ESPP	7,663	7,332
Cancellation of Ordinary Shares	(28,591)	(21,320)
Other	8,884	11,109
Preferred Shares issued, net	—	554,587
Conversion of Mezzanine equity, net	—	310,465

Balance – end of period	4,895,662	4,727,307

Unearned stock grant compensation
Balance – beginning of period	(44,912)	(42,576)
Stock grants awarded	(69,876)	(47,112)
Stock grants forfeited	15,118	3,687
Amortization	30,354	21,942

Balance – end of period	(69,316)	(64,059)

Retained earnings
Balance – beginning of period	3,380,619	2,199,313
Net income	857,214	972,877
Dividends declared on Ordinary Shares	(172,944)	(150,650)
Dividends declared on Preferred Shares	(33,638)	(11,337)
Dividends declared on Mezzanine equity	—	(9,773)

Balance – end of period	4,031,251	3,000,430

Deferred compensation obligation
Balance – beginning of period	16,687	18,631
(Decrease) increase to obligation	(4,086)	336

Balance – end of period	$12,601	$18,967

See accompanying notes to the interim consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (cont’d)

For the nine months ended September 30, 2004 and 2003

(Unaudited)

	2004	2003
	(in thousands of U.S. dollars)
Accumulated other comprehensive income
Net unrealized appreciation (depreciation) on investments
Balance – beginning of period	$684,267	$476,411
Change in period, net of income tax	(122,901)	211,335

Balance – end of period	561,366	687,746

Minimum pension liability
Balance – beginning of period	(35,684)	—
Change in period, net of income tax	1,018	(40,054)

Balance – end of period	(34,666)	(40,054)

Cumulative translation adjustment
Balance – beginning of period	71,189	(36,519)
Change in period, net of income tax	9,949	57,202

Balance – end of period	81,138	20,683

Accumulated other comprehensive income	607,838	668,375

Ordinary Shares issued to employee trust
Balance – beginning of period	(16,687)	(18,631)
Decrease (increase) in Ordinary Shares	4,086	(336)

Balance – end of period	(12,601)	(18,967)

Total shareholders’ equity	$9,479,573	$8,345,956

See accompanying notes to the interim consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the three and nine months ended September 30, 2004 and 2003

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
	(in thousands of U.S. dollars)
Net income (loss)	$(2,620)	$354,965	$857,214	$972,877
Other comprehensive income
Net unrealized appreciation (depreciation) on investments
Unrealized appreciation (depreciation) on investments	393,488	(165,252)	6,844	300,900
Reclassification adjustment for net realized (gains) losses included in net income	(31,929)	(23,482)	(175,946)	(61,088)

	361,559	(188,734)	(169,102)	239,812
Cumulative translation adjustment	21,193	(2,252)	(488)	81,594
Minimum pension liability	2,234	(3,081)	1,605	(62,081)

Other comprehensive income (loss), before income tax	384,986	(194,067)	(167,985)	259,325
Income tax benefit (expense) related to other comprehensive income items	(82,686)	49,803	56,051	(30,842)

Other comprehensive income (loss)	302,300	(144,264)	(111,934)	228,483

Comprehensive income	$299,680	$210,701	$745,280	$1,201,360

See accompanying notes to the interim consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2004 and 2003

(Unaudited)

	2004	2003
	(in thousands of U.S. dollars)
Cash flows from operating activities
Net income	$857,214	$972,877
Adjustments to reconcile net income to net cash flows from (used for) operating activities:
Net realized (gains) losses	(67,371)	(124,028)
Amortization of premium/discounts on fixed maturities	80,428	66,554
Deferred income taxes	159,096	157,451
Unpaid losses and loss expenses	2,963,498	1,205,295
Unearned premiums	954,628	532,220
Future policy benefits for life and annuity contracts	28,801	37,027
Insurance and reinsurance balances payable	401,083	(177,348)
Accounts payable, accrued expenses and other liabilities	81,829	(134,845)
Insurance and reinsurance balances receivable	(581,646)	(84,468)
Reinsurance recoverable	(310,348)	(40,955)
Deferred policy acquisition costs	(154,140)	(139,155)
Prepaid reinsurance premiums	(302,429)	383,815
Funds withheld, net	(87,899)	27,656
Value of reinsurance business assumed	43,752	21,939
Other	11,448	(84,091)

Net cash flows from operating activities	$4,077,944	$2,619,944

Cash flows from investing activities
Purchases of fixed maturities	$(18,278,983)	$(14,490,369)
Purchases of equity securities	(838,088)	(75,464)
Sales of fixed maturities	13,908,365	11,099,741
Sales of equity securities	439,597	107,873
Maturities of fixed maturities	—	94,612
Net proceeds from the settlement of investment derivatives	13,912	18,502
Sale of subsidiary (net of cash sold of $82 million)	953,164	—
Other	(136,733)	(60,469)

Net cash flows used for investing activities	$(3,938,766)	$(3,305,574)

Cash flows from financing activities
Dividends paid on Ordinary Shares	$(166,459)	$(145,462)
Dividends paid on Preferred Shares	(33,638)	(11,337)
Proceeds from issuance of long-term debt	499,565	—
Proceeds from exercise of options for Ordinary Shares	73,432	36,504
Proceeds from Ordinary Shares issued under ESPP	7,673	7,344
Net proceeds from (repayment of) short-term debt	(400,079)	40
Repayment of trust preferred securities	(75,000)	—
Net proceeds from issuance of Preferred Shares	—	556,887
Dividends paid on Mezzanine Equity	—	(9,773)

Net cash flows from (used for) financing activities	$(94,506)	$434,203

Effect of foreign currency rate changes on cash and cash equivalents	$19,477	$19,193

Net increase (decrease) in cash	64,149	(232,234)
Cash – beginning of period	561,650	663,355

Cash – end of period	$625,799	$431,121

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

ACE Limited (ACE or the Company) is a holding company incorporated with limited liability under the Cayman Islands Companies Law and maintains its business office in Bermuda. The Company, through its various subsidiaries, provides a broad range of insurance and reinsurance products to insureds worldwide. ACE operates through four business segments: Insurance – North American, Insurance – Overseas General, Global Reinsurance and Financial Services. These segments are described in Note 18.

Certain items in the prior year financial statements have been reclassified to conform with the current year presentation.

The following table summarizes the Company’s gross premiums written by geographic region for the nine months ended September 30, 2004 and 2003. Allocations have been made on the basis of location of risk.

Nine Months Ended	North America	Europe	Australia & New Zealand	Asia Pacific	Latin America
September 30, 2004	64%	22%	3%	7%	4%
September 30, 2003	64%	22%	3%	7%	4%

2.	New accounting pronouncements

Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (SOP 03-1) became effective on January 1, 2004 and provides guidance on accounting and reporting by insurance enterprises for certain nontraditional long-duration contracts and for separate accounts. Through the Global Reinsurance segment, the Company reinsures annuitization benefits, principally related to guaranteed minimum death benefits (GMDBs) and guaranteed minimum income benefits (GMIBs). The valuation of insurance liabilities related to the Company’s GMDB reinsurance product is subject to certain provisions of the SOP whereas the Company’s GMIB reinsurance product meets the definition of a derivative for accounting purposes and is therefore carried at fair value with changes in fair value recognized in income in the period of the change pursuant to the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133). Pursuant to SOP 03-1, liabilities for annuitization benefits, such as the minimum death benefit guarantee, are generally based on cumulative assessments or premiums to date multiplied by a benefit ratio that is determined by estimating the expected value of benefit payments and related adjustment expenses divided by the present value of cumulative assessment or expected fees during the annuitization period. In the event the Company was to anticipate an ultimate loss on the business over the in-force period of the underlying annuities, an additional liability would be established to recognize such losses. The Company adopted SOP 03-1 on January 1, 2004. In its capacity as reinsurer, the Company’s valuation of insurance liabilities related to its GMDB reinsurance program has been materially consistent with the requirements of the SOP. Consequently, the adoption of SOP 03-1 did not have a material impact on the Company’s consolidated financial statements. See Note 8b for further details regarding the Company’s reinsurance programs involving minimum benefit guarantees under annuity contracts.

In December 2003, the FASB revised its Statement of Financial Accounting Standards No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (FAS 132), to require additional disclosures related to pensions and postretirement benefits. While retaining the existing disclosure requirements for pensions and postretirement benefits, additional disclosures are required related to pension plan assets, obligations, contributions and net benefit costs, beginning with fiscal years ending after December 15, 2003. For foreign plans, these additional disclosures are required beginning with fiscal years ending after June 15, 2004. Additional disclosures pertaining to benefit payments are also required for fiscal years ending after June 15, 2004. FAS 132 revisions also include additional disclosure requirements for interim financial reports beginning after December 15, 2003. (See Note 12). Given that all of the

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Company’s defined benefit plans cover foreign employees, the Company is required to implement the additional disclosures beginning in its 2004 consolidated financial statements.

In March 2004, the Emerging Issues Task Force (EITF) reached a final consensus on EITF 03-1, The Meaning of Other-Than-Temporary Impairments and its Application to Certain Investments, which was initially to be effective for fiscal periods beginning after June 15, 2004. On October 4, 2004, the FASB issued FASB Staff Position (FSP) No. EITF Issue 03-1-1 delaying the effective date for the guidance that addresses recognition and measurement of other-than-temporary impairments of EITF 03-1, as contained in paragraphs 10-20, until certain implementation issues are addressed and another FSP (the final FSP) providing implementation guidance is issued. The final FSP providing implementation guidance is expected to be issued in December 2004. The final FSP is expected to address matters such as: 1) the level of impairment that can be considered temporary that would not create the need for an assertion about the ability and intent to hold an investment until a forecasted recovery; and 2) the circumstances under which an investor can sell securities at a loss that would not call into question the investor’s ability or intent to hold other unsold securities to recovery. Pursuant to the Company’s current policy on other-than-temporary impairments, the Company generally does not consider impairments of debt and equity securities to be other-than-temporary when: i) the impairment is caused solely by temporary market changes, such as interest rates and/or sector spreads for debt securities and standard fluctuations in the equity markets for equity securities; ii) the duration of the impairment is less than one year (unless the severity of the impairment exceeds 20 percent and the duration is 9 months or greater); and iii) subsequent sales of securities at a realized loss are based on changes in facts and circumstances after the balance sheet date and consistent with the classification of the investment portfolio as available-for-sale, including sales to support operational needs and those precipitated by changes in market conditions after the balance sheet date affecting the availability and the yield on alternative investments. For all other impaired securities, the Company must prove a specific ability and intent to hold to recovery. More often than not, the Company recognizes an other-than-temporary impairment for such securities. Once EITF 03-1 is finalized, the Company will complete an evaluation as to the impact on its policy and process for determining other-than-temporary impairments for marketable debt and equity securities. As a result of the Company’s adoption of paragraphs 10-20 of EITF 03-1 and the final FSP, the Company may potentially reclassify certain unrealized capital losses associated with certain securities classified as available-for-sale to realized capital losses, may be required to accelerate the realization of impairment losses through income, and/or re-designate certain investments as trading securities in accordance with FASB No. 115. Adoption of this standard is not expected to have a material impact on shareholders’ equity since fluctuations in fair value of available-for-sale securities are already recorded in accumulated other comprehensive income; however, it could have a material effect on results of operations.

On March 31, 2004, the FASB issued an Exposure Draft, Share Based Payment – an amendment of Statements 123 and 95 (Exposure Draft 123). Exposure Draft 123 was to be applied for fiscal years beginning after December 15, 2004. Subsequently, on October 13, 2004, the FASB concluded that its proposed statement, which would require all companies to measure compensation cost for all share-based payment awards (including employee stock options) at fair value, would be effective for public companies for interim or annual periods beginning after June 15, 2005. The FASB expects to issue a final standard by December 31, 2004. This standard will likely be known as FASB Statement No. 123R (Revised 2004) (FAS 123R). Retroactive application of the requirements of FASB Statement No. 123 (not FAS 123R) to the beginning of the fiscal year, or January 1, 2005 for a calendar year company, would be permitted, but not required. In accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), the Company has not recognized compensation expense for options in net income because the exercise price equaled the market value of the underlying common stock on the grant date. If Exposure Draft 123 is adopted as proposed, FAS 123R will require the Company to expense employee stock options and therefore, could have a material effect on results of operations and financial condition. The ultimate amount of compensation cost to be recognized is dependent on the final standard, the model and related assumptions used to determine the fair value of the options awarded, and the actual amount of employee stock options awarded in 2005. Once issued, the Company will complete its evaluation of the effect of this standard.

The FASB has issued an Exposure Draft, Earnings per Share – an amendment of FASB 128 (Exposure Draft 128), which would amend the computational guidance in FAS 128, Earnings per Share, for calculating the number of incremental shares included in diluted shares when applying the treasury stock method. Exposure Draft 128 eliminates the provisions that allow an entity to rebut the presumption that contracts with the option of settling in either cash or stock will be settled in stock and would require that shares to be issued upon conversion of a mandatory convertible security be included in the weighted-average number of ordinary shares outstanding used in computing basic earnings per share from the date on which conversion becomes mandatory. If Exposure Draft 128 is adopted consistent with the FASB’s amendment of the original timing proposed, it will be effective for financial statements for both interim and annual periods ending after December 15, 2004. After the effective date, if Exposure Draft 128 is adopted as proposed, all prior-period EPS data presented will be adjusted retrospectively to conform with the provisions of Exposure Draft 128. Once issued, the Company will complete its evaluation of the effect of this standard.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Catastrophe Charges

During the current quarter, the Company incurred net catastrophe-related pre-tax charges of $479 million primarily associated with hurricanes which struck the Caribbean and the U.S. and, to a lesser extent, typhoons which impacted Asia (collectively referred to as catastrophe charges). The following table shows the impact of the catastrophe charges on each of our operating segments in the three and nine months ended September 30, 2004 (there were no catastrophe charges incurred in the first half of 2004).

Catastrophe Loss Charges—By Event	Insurance—North American	Insurance—Overseas General	Global Reinsurance	Consolidated P&C	Financial Services	Total
	(in millions of U.S. dollars)
Gross loss	$426	$157	$284	$867	$11	$878

Net loss
Hurricane—Charley	$31	$—	$65	$96	$—	$96
Hurricane—Frances	22	6	48	76	5	81
Hurricane—Ivan	40	20	76	136	5	141
Hurricane—Jeanne	33	18	63	114	1	115
Typhoons	—	9	26	35	—	35

Total	126	53	278	457	11	468

Reinstatement premiums (earned) expensed	13	13	(15)	11	—	11

Total impact before income tax	139	66	263	468	11	479
Income tax benefit	(41)	(21)	(11)	(73)	—	(73)

Total impact after income tax	$98	$45	$252	$395	$11	$406

4.	Sale of financial and mortgage guaranty business through Assured Guaranty Ltd.

On April 28, 2004, the Company completed the sale of 65.3 percent of its U.S. financial and mortgage guaranty reinsurance and insurance businesses (transferred business) through the initial public offering (IPO) of 49 million common shares of Assured Guaranty Ltd. (Assured Guaranty) at $18.00 per share. Assured Guaranty was incorporated in Bermuda in August 2003 for the sole purpose of becoming a holding company for the transferred business.

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

Loss on sale of financial and mortgage guaranty businesses	$(49.7)
Realization of accumulated other comprehensive income on companies sold	43.0

Pre-tax loss included in net realized gains (losses)	(6.7)
Income tax expense	11.4

After-tax loss	$(18.1)

A description of each component of the loss is as follows:

•	The loss on the sale of the transferred business of $49.7 million represents the difference between the carrying value of the Company’s interest in Assured Guaranty sold and net proceeds of the offering.

•	The realization of accumulated other comprehensive income on companies sold of $43.0 million principally relates to the unrealized appreciation of available-for-sale securities included in the carrying value of the interest in Assured Guaranty sold; such gains had no effect on shareholders’ equity.

•	Income tax expense of $11.4 million principally relates to federal income taxes incurred from the transferred business to Assured Guaranty and attributed to the Assured Guaranty shares sold by the Company. The income tax expense results from differences in the basis of the assets of the transferred subsidiaries for financial reporting purposes compared to the corresponding tax basis. In connection with its sale and pursuant to a tax allocation agreement, Assured Guaranty will make a tax election that will have the effect of increasing the tax basis of tangible and intangible assets to fair value. Future tax benefits that Assured Guaranty derives from this election will be payable to ACE and recognized by ACE when realized by Assured Guaranty.

Subsequent to the completion of the IPO, the Company beneficially owns 26 million common shares, or 34.7 percent of Assured Guaranty’s outstanding common shares and accordingly, no longer consolidates its interest in the Assured Guaranty companies. The retained interest is accounted for under the equity method of accounting with the Company’s carrying value of its investment reflected in other investments within the consolidated balance sheet and the proportionate share of earnings reflected in other (income) expense within the consolidated statement of operations. At September 30, 2004, the Company’s carrying value of its investment in Assured Guaranty is $509 million.

The Company recognized compensation expense of $7.5 million in connection with the settlement of ACE stock awards held by the employees of Assured Guaranty during the three months ended June 30, 2004. These expenses are reflected in other (income) expense within the consolidated statement of operations.

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

The assets and liabilities of Assured Guaranty aggregated to $2.8 billion and $1.4 billion at December 31, 2003. Total revenues of Assured Guaranty included in the accompanying financial statements were $114.9 million and $295.8 million for the nine months ended September 30, 2004 and 2003, respectively. Net income of the

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Assured Guaranty companies included in the accompanying financial statements were $39.5 million and $117.1 million for the nine months ended September 30, 2004 and 2003, respectively.

5.	Investments

The following table summarizes, for all securities in an unrealized loss position at September 30, 2004 (including securities on loan), the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position.

	0 – 12 Months		Over 12 Months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in thousands of U.S. dollars)
U.S. Treasury and agency	$1,361,078	$5,543	$—	$—	$1,361,078	$5,543
Non-U.S. governments	1,734,666	17,023	—	—	1,734,666	17,023
Corporate securities	3,126,363	23,520	—	—	3,126,363	23,520
Mortgage-backed securities	2,173,005	12,654	—	—	2,173,005	12,654
States, municipalities and political subdivisions	79,681	515	—	—	79,681	515

Total fixed maturities	8,474,793	59,255	—	—	8,474,793	59,255
Equity securities	243,546	16	—	—	243,546	16
Other investments	61	5	—	—	61	5

Total	$8,718,400	$59,276	$—	$—	$8,718,400	$59,276

6.	Goodwill

FAS No. 142, “Goodwill and Other Intangible Assets” (FAS 142) primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. All goodwill recognized in the Company’s consolidated balance sheet at January 1, 2002 was assigned to one or more reporting units. FAS 142 requires that goodwill in each reporting unit be tested for impairment annually. Based on a review performed during the first quarter of 2004, the Company recognized a goodwill impairment loss of $11.3 million primarily relating to the Company’s Lloyd’s life syndicate. On April 28, 2004, the Company completed the sale of Assured Guaranty. As a result of the sale, goodwill was reduced by $85.4 million in the second quarter of 2004. In addition, as a result of a profitability review performed during the current quarter, it was determined that current expectations for future profitability of a wholly owned administration company were not sufficient to support a portion of the current carrying amount of goodwill. Accordingly, the Company recognized a goodwill impairment of $1.7 million in the third quarter of 2004. The following table details the movement in goodwill by segment for the nine months ended September 30, 2004.

	Insurance – North American	Insurance – Overseas General	Global Reinsurance	Financial Services	ACE Consolidated
	(in thousands of U.S. dollars)
Goodwill at beginning of period	$1,127,513	$1,121,636	$364,958	$96,723	$2,710,830
Goodwill impairment loss	(1,658)	—	—	(11,305)	(12,963)
Sale of subsidiary	—	—	—	(85,418)	(85,418)

Goodwill at end of period	$1,125,855	$1,121,636	$364,958	$—	$2,612,449

7.	Asbestos and environmental claims

Included in the Company’s liabilities for losses and loss expenses are amounts for asbestos, environmental and latent injury damage claims and expenses (A&E). These A&E liabilities principally relate to claims arising from remediation costs associated with hazardous waste sites and bodily-injury claims related to asbestos products and environmental hazards. The estimation of these liabilities is particularly sensitive to the recent legal environment, including specific settlements that may be used as precedents to settle future claims. These amounts include provision for both reported and IBNR claims.

The table below presents selected loss reserve data for A&E exposures at September 30, 2004 and December 31, 2003.

	September 30, 2004		December 31, 2003
	Gross	Net	Gross	Net
	(in millions of U.S. dollars)
Asbestos	$2,730	$172	$3,026	$300
Environmental and other latent exposures	1,007	155	1,148	250

Total	$3,737	$327	$4,174	$550

Paid losses in the nine months ended September 30, 2004 for asbestos claims were $300 million on gross reserves and $131 million on net reserves. Foreign exchange revaluation decreased the gross asbestos reserve by $2 million and increased the net reserve by $1 million in 2004. Environmental and other latent exposure claim payments were $141 million on gross reserves and $95 million on net reserves in the nine months ended September 30, 2004. The gross and net reserves for asbestos at December 31, 2003 were increased to reflect a reclassification of pre-1987 asbestos claims from general liability reserves for comparative purposes.

The Company’s exposure to A&E claims principally arises out of liabilities acquired when we purchased Westchester Specialty in 1998 and the P&C business of CIGNA in 1999, with the larger exposure contained within the liabilities acquired in the CIGNA transaction. In 1996, prior to our acquisition of the P&C business of CIGNA, the Pennsylvania Insurance Commissioner approved a plan to restructure INA Financial Corporation and its subsidiaries which included a division of Insurance Company of North America (“INA”) into two separate corporations: (1) an active insurance company that retained the INA name and continued to write property-casualty business and (2) an inactive run-off company, now called Century Indemnity Company (“Century”), that succeeded to the A&E and other liabilities of INA under certain policies. As part of this restructuring, the A&E liabilities of various domestic and international INA subsidiaries were reinsured to Century and other subsidiaries of Brandywine Holdings Corporation (“Brandywine”), the current parent company of Century. As part of the Company’s 1999 acquisition of the P&C business of CIGNA, the Company acquired Brandywine and its various subsidiaries, including Century.

The Company is currently conducting a review of the numerous agreements and arrangements entered into in 1996 to accomplish the INA Financial restructuring, including the dividend retention fund and aggregate excess of loss reinsurance agreement discussed below, as well as certain agreements entered into in connection with the NICO/Bradywine cover discussed below, to determine the implications, which could be substantial, of the Company’s options with respect to its ongoing relationship with Century and the other Brandywine companies.

As part of the acquisition of Westchester Specialty, National Indemnity Company (“NICO”) provided $750 million of reinsurance protection for adverse development on loss and loss adjustment expense reserves. At September 30, 2004, the remaining unused limit in this NICO Westchester Specialty cover was $600 million.

As part of the acquisition of the CIGNA P&C business, NICO provided $2.5 billion of reinsurance protection to Century on all Brandywine loss and loss adjustment expense reserves, for any uncollectible reinsurance and on the A&E reserves of the domestic and international ACE INA insurance subsidiaries reinsured by Century. The benefits of this NICO contract flow to the other Brandywine companies and to the ACE INA insurance subsidiaries through reinsurance agreements between those companies and Century. This NICO/Brandywine cover was exhausted on an incurred basis with the increase in our A&E reserves in the fourth quarter of 2002.

The domestic ACE INA companies retain two primary funding obligations associated with the run-off Brandywine operations: a dividend retention fund obligation and required reinsurance coverage provided under an aggregate excess of loss reinsurance agreement. In accordance with the Brandywine restructuring order, INA Financial Corporation established and funded a dividend retention fund (the “Dividend Retention Fund”) consisting of $50 million plus investment earnings. Pursuant to terms of the restructuring, the full balance of this Dividend Retention Fund was contributed to Century as of December 31, 2002. To the extent in the future that dividends are paid by INA Holdings Corporation to its parent, INA Financial Corporation, and to the extent that INA Financial Corporation then pays such dividends to INA Corporation, a portion of those dividends must be withheld to replenish the principal of the Dividend Retention Fund to $50 million within five years. In 2003 and thus far in 2004, no such dividends were paid, and therefore no replenishment of the Dividend Retention Fund occurred. This dividend fund obligation, to maintain and to replenish the fund as necessary and to the extent dividends are paid, is ongoing until ACE INA receives prior written approval from the Pennsylvania Commissioner of Insurance to terminate the fund.

In addition, the ACE INA insurance subsidiaries are obligated to provide insurance coverage to Century in the amount of $800 million under an aggregate excess of loss reinsurance agreement (the “XOL Agreement”) if the statutory capital and surplus of Century falls below $25 million or if Century lacks liquid assets with which to pay claims as they become due, after giving effect to contribution of any Dividend Retention Fund balance. Coverage under the XOL Agreement was triggered as of December 31, 2002 following contribution of the Dividend Retention Fund balance. Approximately $463 million in GAAP basis losses were ceded under the XOL Agreement at September 30, 2004. Century reports the amount ceded under the XOL Agreement in accordance with statutory accounting principles which differ from GAAP by, among other things, allowing Century to discount its reserves.

The Pennsylvania Insurance Department requires a biennial, external actuarial review of liabilities residing in Century Indemnity Company as well as certain other U.S. subsidiaries of Brandywine. That review was last completed during the first quarter of 2003 and the Company recorded the financial impact in the year ended December 31, 2002. The Company expects the next review to be completed during the fourth quarter of 2004 and to record any financial impact in the year ending December 31, 2004.

In a lawsuit filed in the state of California in December 1999, certain of the Company’s competitors have challenged the restructuring that resulted in the creation of Brandywine. The restructuring was previously upheld by the Pennsylvania Supreme Court in July 1999. The lawsuit alleges that the restructuring does not effectively relieve the insurance subsidiary that issued the policies prior to the restructuring (Insurance Company of North America) from liabilities for claims on those policies by California policyholders. The California trial court has held in response to a pre-trial motion that a California statute does prohibit the transfer of California policies to a subsequent legal entity without the consent of the policyholders and noted that consent was not received in the context of the Brandywine restructuring. ACE intends to appeal this decision following completion of the remaining issues in the case in the trial court. The liabilities that are the subject of this California lawsuit are included within our A&E reserves for Brandywine.

The current case law regarding A&E claims can be characterized as still evolving and the Company does not believe that any firm direction will develop in the near future. Therefore, it is not possible to determine the future development of A&E claims with the same degree of reliability as with other types of claims. Such future development will be affected by the extent to which courts continue to expand the liabilities of defendants as well as to expand the intent of the policies and the scope of the coverage, as they have in the past.

The U.S. Congress has from time to time considered possible legislation with respect to U.S. asbestos bodily-injury claims. The Company cannot predict if and when any such legislation will be enacted, what the terms of any such legislation would be and what the costs and benefits to ACE would be.

8.	Reinsurance

a)	Consolidated reinsurance

The Company purchases reinsurance to manage various exposures including catastrophe risks. Although reinsurance agreements contractually obligate the Company’s reinsurers to reimburse it for the agreed-upon portion of its gross paid losses, they do not discharge the primary liability of the Company. The amounts for net premiums written and net premiums

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

earned in the statements of operations are net of reinsurance. Direct, assumed and ceded amounts for these items for the three and nine months ended September 30, 2004 and 2003 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
	(in thousands of U.S. dollars)
Premiums written
Direct	$3,367,347	$2,798,564	$10,107,887	$8,651,950
Assumed	614,455	652,348	2,330,247	2,316,644
Ceded	(1,213,252)	(1,144,781)	(3,564,487)	(3,326,418)

Net	$2,768,550	$2,306,131	$8,873,647	$7,642,176

Premiums earned
Direct	$3,368,643	$2,957,712	$9,624,557	$8,558,501
Assumed	665,647	701,051	1,885,751	1,875,242
Ceded	(1,181,006)	(1,261,238)	(3,268,669)	(3,658,094)

Net	$2,853,284	$2,397,525	$8,241,639	$6,775,649

The composition of the Company’s reinsurance recoverable at September 30, 2004 and December 31, 2003, is as follows:

	September 30 2004	December 31 2003
	(in thousands of U.S. dollars)
Reinsurance recoverable on paid losses and loss expenses	$1,058,618	$1,277,119
Bad debt reserve on paid losses and loss expenses	(428,180)	(402,680)
Reinsurance recoverable on future policy benefits	15,744	14,668
Reinsurance recoverable on unpaid losses and loss expenses	14,222,669	13,749,189
Bad debt reserve on unpaid losses and loss expenses	(600,396)	(557,580)

Net reinsurance recoverable	$14,268,455	$14,080,716

The Company evaluates the financial condition of its reinsurers and potential reinsurers on a regular basis and also monitors concentrations of credit risk with reinsurers. Provisions have been established for amounts estimated to be uncollectible.

Following is a breakdown of the Company’s reinsurance recoverable on paid losses at September 30, 2004 and December 31, 2003:

	September 30, 2004			December 31, 2003
Category	Amount	Bad Debt Reserve	% of Total	Amount	Bad Debt Reserve	% of Total
	(in millions of U.S. dollars)
General collections	$550	$46	8.4%	$730	$45	6.2%
Other	509	382	75.0%	547	358	65.4%

Total	$1,059	$428	40.4%	$1,277	$403	31.6%

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Under reinsurance programs covering living benefit guarantees, the Company assumes the risk of guaranteed minimum income benefits (GMIBs) associated with variable annuity contracts. The GMIB risk is triggered if, at the time the contract holder elects to convert the accumulated account value to a periodic payment stream (annuitize), the accumulated account value is not sufficient to purchase a guaranteed minimum level of monthly income. The Company’s GMIB reinsurance product meets the definition of a derivative for accounting purposes and is therefore carried at fair value with changes in fair value recognized in income in the period of the change pursuant to FAS 133. As the assuming entity, the Company is obligated to provide coverage until the expiration of the underlying annuities. Therefore, to best disclose the nature of the underlying risk over the exposure period within the statement of operations, the Company presents the change in fair value as follows. Premiums received under the reinsurance treaties are classified as premium. Expected losses allocated to premiums received are classified as life and annuity benefits and valued pursuant to SOP 03-1, similar to GMDB reinsurance. Other changes in fair value, principally arising from changes in expected losses allocated to expected future premiums, are classified as realized gains (losses). As fair value generally represents the cost to exit a business and thus includes a risk margin, the Company may recognize a loss for other changes in fair value during a given period due to temporary adverse changes in the capital markets (i.e. declining interest rates and/or declining equity markets) even when the Company continues to expect the business to be profitable. Management believes this presentation provides the most meaningful disclosure of changes in the underlying risk within the GMIB reinsurance programs for a given reporting period.

The presentation of income and expenses relating to GMDB and GMIB reinsurance for the three and nine months ending September 30, 2004 and 2003, are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
	(in millions of U.S. dollars)
GMDB
Net premiums earned	$12.0	$4.5	$31.9	$19.6
Life and annuity benefits expense	$5.8	$3.1	$13.1	$15.7
GMIB
Net premiums earned	$17.3	$8.1	$45.4	$15.3
Life and annuity benefits expense	$8.3	$3.8	$18.0	$7.4
Realized gains (losses)	$(41.2)	$—	$(50.8)	$—

At September 30, 2004, reported liabilities for GMDB and GMIB reinsurance were $30.8 million and $92.1 million, respectively, compared with $30.5 million and $22.8 million, respectively, at December 31, 2003. Reported liabilities for both GMDB and GMIB reinsurance are determined using internal valuation models. Such valuations require considerable judgment and are subject to significant uncertainty. The valuation of these products is subject to fluctuations arising from, among other factors, changes in interest rates, changes in the equity markets, and changes in the allocation of the investments underlying annuitant’s account value. These models and the related assumptions are continually reviewed by management and enhanced, as appropriate, based upon improvements in modeling techniques and availability of more timely information, such as market conditions and demographics of in-force annuities.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

At September 30, 2004, the Company’s net amount at risk from its GMDB and GMIB reinsurance programs are $372 million and $21 million, respectively. For the GMDB programs, the net amount at risk is defined as the excess, if any, of the current guaranteed value over the current account value. For the GMIB programs, the net amount at risk is defined as the excess, if any, of the present value of the minimum guaranteed annuity payments over the present value of the annuity payments otherwise available to each policyholder.

9.	Commitments, contingencies and guarantees

The Company invests in private equity partnerships with a carrying value of $95 million included in other investments. In connection with these investments, the Company has commitments that may require funding of up to $123 million over the next several years.

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

ACE has received subpoenas from the office of the New York Attorney General (the NYAG) and from other state attorneys general in connection with investigations of certain insurance industry practices (the AG Investigations). On October 14, 2004, the NYAG filed a civil suit against Marsh & McLennan Companies Inc. (Marsh), alleging that certain Marsh business practices were fraudulent and violated antitrust and securities laws. ACE was not named as a defendant in the suit, although ACE was named as one of four insurance companies whose employees participated in the practices in question.

Several purported shareholder class action lawsuits have been filed against ACE and certain of its present and former executive officers relating to certain of the practices being investigated by the AG Investigations. In addition, the plaintiffs in a pending lawsuit originally brought by policyholders against brokers has been amended by adding ACE and other carriers as additional defendants. ACE intends to vigorously defend against these actions.

Pursuant to the AG Investigations, ACE has decided to eliminate the use of placement service agreements (PSAs) that provide insurance brokers additional commissions based on the extent of premiums produced. Because the insurance brokers represent ACE’s largest distribution channel, the elimination of PSAs and any other changes in business practices of insurance brokers resulting from the AG Investigations could potentially impact ACE’s future premium volume although such effect, if any, cannot be quantified at this time.

10.	Credit facilities

In April 2004, the Company replaced its $500 million, 364-day revolving credit facility and its $250 million, five-year revolving credit facility with a $600 million three-year credit facility. This facility is available for general corporate purposes, commercial paper back-up and the issuance of letters of credit (LOCs). At September 30, 2004, the outstanding LOCs issued under the replaced facilities was $64 million and commercial paper outstanding was $146 million. There were no other drawings or LOCs issued under these facilities.

During the current quarter we entered into an $850 million unsecured operational LOC facility and a $500 million secured operational LOC facility, both expiring in September 2007. These facilities replace four LOC facilities permitting up to $1.4 billion of LOCs. Upon the effectiveness of the new LOC facilities, all outstanding LOCs issued under the replaced facilities were deemed to have been issued under the unsecured LOC facility and the replaced facilities terminated.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.	Debt

The following table outlines the Company’s debt at September 30, 2004 and December 31, 2003.

	September 30 2004	December 31 2003
	(in millions of U.S. dollars)
Short-term debt
ACE INA commercial paper	$146	$146
ACE INA Notes due August 2004	—	400

	146	546

Long-term debt
ACE INA Notes due 2006	300	300
ACE Limited Senior Notes due 2007	500	499
ACE US Holdings Senior Notes due 2008	250	250
ACE INA Subordinated Notes due 2009	200	200
ACE INA Senior Notes due 2014	499	—
ACE INA Debentures due 2029	100	100

	$1,849	$1,349

Trust Preferred Securities
ACE INA Trust Preferred Securities due 2029	$103	$100
ACE INA Capital Securities due 2030	309	300
Capital Re LLC Monthly Income Preferred Securities due 2044	—	75

	$412	$475

a)	Short-term debt

The Company has commercial paper programs that use revolving credit facilities as back-up facilities and provide for up to $2.8 billion in commercial paper issuance (subject to the availability of back-up facilities, which totaled $600 million at September 30, 2004) for ACE and for ACE INA. For the nine months ended September 30, 2004 and 2003, commercial paper interest rates averaged 1.4 percent, for both years.

b)	ACE INA senior notes

In June 2004, ACE INA issued $500 million of 5.875 percent notes due June 15, 2014. The notes are not redeemable before maturity and do not have the benefit of any sinking fund. These senior unsecured notes are guaranteed on a senior basis by the Company and they rank equally with all of the Company’s other senior obligations. They also contain a customary limitation on lien provisions as well as customary events of default provisions which, if breached, could result in the accelerated maturity of such senior debt. The proceeds of the notes were used partly to repay $75 million of Capital Re LLC trust preferred securities on July 12, 2004. The balance was used to repay $400 million of ACE INA 8.2 percent notes, which matured on August 15, 2004, and for general corporate purposes.

c)	Capital Re LLC monthly income preferred securities

On July 12, 2004, Capital Re LLC redeemed all $75 million of its 7.65 percent cumulative monthly income preferred securities, series A. The redemption was funded by a portion of the net proceeds of the $500 million 5.875 percent senior notes sold by ACE INA.

12.	Defined benefit plans

The Company maintains non-contributory defined benefit plans that cover certain foreign employees, principally located in Europe and Asia. The Company does not provide any such plans to U.S. employees. Benefits under these plans are based on employees’ years of service and compensation during final years of service. All underlying defined benefit plans are subject

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

to periodic actuarial valuation by qualified local actuarial firms. The Company funds the plans at the amount required by FAS No. 87, “Employers’ Accounting for Pensions” (FAS 87). The accumulated benefit obligation is compared to plan assets, both as defined in FAS 87, and any resulting deficiency is recorded as a liability.

Net periodic benefit costs recognized by component for the three and nine months ended September 30, 2004 and 2003 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
	(in thousands of U.S. dollars)
Components of net benefit cost
Service cost	$1,342	$1,355	$4,070	$4,064
Interest cost	3,538	3,807	11,484	11,423
Expected return on plan assets	(2,969)	(2,975)	(9,905)	(8,924)
Amortization of net transition asset	2	2	5	5
Amortization of prior service cost	26	24	77	73
Amortization of net actuarial loss	1,392	1,505	4,558	4,511

Net benefit cost	$3,331	$3,718	$10,289	$11,152

13.	Restricted stock awards

Under the Company’s long-term incentive plans, 1,591,251 restricted Ordinary Shares were awarded during the nine months ended September 30, 2004, to officers of the Company and its subsidiaries. These shares vest at various dates through September 30, 2008. In addition, during the period, 30,361 restricted Ordinary Shares were awarded to outside directors under the terms of the 1995 Outside Directors Plan. These shares vest in May 2005.

At the time of grant the market value of the shares awarded under these grants is recorded as unearned stock grant compensation and is presented as a separate component of shareholders’ equity. The unearned compensation is charged to income over the vesting period using the accelerated method.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14.	Earnings (loss) per share

The following table sets forth the computation of basic and diluted earnings (loss) per share.

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
	(in thousands of U.S. dollars, except share and per share data)
Numerator:
Net income (loss)	$(2,620)	$354,965	$857,214	$972,877
Dividends on Preferred Shares	(11,213)	(11,214)	(33,761)	(14,900)
Dividends on Mezzanine equity	—	—	—	(9,773)

Net income (loss) available to holders of Ordinary Shares	$(13,833)	$343,751	$823,453	$948,204

Denominator:
Denominator for basic earnings (loss) per share:
Weighted average shares outstanding	280,993,760	275,404,544	279,988,076	268,474,758
Effect of other dilutive securities	—	6,485,692	5,298,054	5,731,326

Denominator for diluted earnings per share:
Adjusted weighted average shares outstanding and assumed conversions	280,993,760	281,890,236	285,286,130	274,206,084

Basic earnings (loss) per share	$(0.05)	$1.25	$2.94	$3.53

Diluted earnings (loss) per share	$(0.05)	$1.22	$2.88	$3.46

The denominator for diluted loss per share for the three months ended September 30, 2004 does not include the dilutive effect of other dilutive securities. The incremental shares from assumed conversions are not included in computing diluted loss per share amounts as these shares are considered anti-dilutive. Other dilutive securities totaled 4,623,319 shares for the three months ended September 30, 2004.

15.	FAS 148 Pro Forma Disclosures

In December 2002, FASB issued FAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (FAS 148). FAS 148 amends the disclosure requirements of FAS No. 123 “Accounting for Stock-Based Compensation” (FAS 123) to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Company continues to account for stock-based compensation plans in accordance with APB 25. No compensation expense for options is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Following is a summary of options issued and outstanding for the three and nine months ended September 30, 2004 and 2003:

	Year of Expiration	Average Exercise Price	Options for Ordinary Shares	Year of Expiration	Average Exercise Price	Options for Ordinary Shares
	Three Months Ended September 30, 2004			Three Months Ended September 30, 2003
Balance – beginning of period			17,582,940			20,444,862
Options granted	2014	$41.45	108,600	2013	$32.86	203,000
Options exercised	2004 - 2013	$40.17	(462,646)	2003 - 2010	$33.12	(560,738)
Options forfeited	2008 - 2014	$40.34	(530,734)	2009 - 2013	$37.74	(249,800)

Balance – end of period			16,698,160			19,837,324

	Nine Months Ended September 30, 2004			Nine Months Ended September 30, 2003
Balance – beginning of period			18,391,136			19,312,287
Options granted	2014	$43.44	2,243,910	2013	$28.02	3,686,962
Options exercised	2004 - 2014	$43.07	(3,132,583)	2003 - 2011	$33.86	(2,632,109)
Options forfeited	2006 - 2014	$40.57	(804,303)	2003 - 2013	$38.66	(529,816)

Balance – end of period			16,698,160			19,837,324

The following table outlines the Company’s net income available to holders of Ordinary Shares and diluted earnings per share for the three and nine months ended September 30, 2004 and 2003, had the compensation cost been determined in accordance with the fair value method recommended in FAS 123.

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
	(in thousands of U.S. dollars, except per share data)
Net income (loss) available to holders of Ordinary Shares:
As reported	$(13,833)	$343,751	$823,453	$948,204
Add: Stock-based compensation expense included in reported net income, net of income tax	9,287	5,401	33,116	18,106
Deduct: Compensation expense, net of income tax	16,311	13,070	58,411	39,899

Pro forma	$(20,857)	$336,082	$798,158	$926,411
Basic earnings (loss) per share:
As reported	$(0.05)	$1.25	$2.94	$3.53
Pro forma	$(0.07)	$1.22	$2.85	$3.45
Diluted earnings (loss) per share:
As reported	$(0.05)	$1.22	$2.88	$3.46
Pro forma	$(0.07)	$1.19	$2.80	$3.38

The fair value of the options issued is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants for the three months ended September 30, 2004 and 2003, respectively: dividend yield of 1.85 percent and 2.32 percent, expected volatility of 24.31 percent and 30.75 percent, risk free interest rate of 3.61 percent and 2.76 percent. The expected life is four years and the forfeiture rate is 5 percent for 2004 and 2003.

The following weighted-average assumptions were used for the nine months ended September 30, 2004 and 2003, respectively: dividend yield of 1.75 percent and 2.45 percent, expected volatility of 26.65 percent and 32.67 percent, risk free interest rate of 2.77 percent and 2.35 percent. The expected life is four years and the forfeiture rate is 5 percent for 2004 and 2003.

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

The income tax provision below includes income tax expense of $11.4 million, which relates to federal income taxes incurred from the transferred business to Assured Guaranty and attributed to the Assured Guaranty shares sold by the Company (See Note 4). The income tax expense results from a higher basis in the assets of the transferred subsidiaries for financial reporting purposes compared to the corresponding tax basis. In connection with its sale and pursuant to a tax allocation agreement, Assured Guaranty will make a tax election that will have the effect of increasing the tax basis of tangible and intangible assets to fair value. Future tax benefits that Assured Guaranty derives from this election will be payable to ACE and recognized by ACE when realized by Assured Guaranty.

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

The income tax provision for the three and nine months ended September 30, 2004 and 2003 is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
	(in thousands of U.S. dollars)
Current tax expense	$39,362	$26,375	$144,986	$50,094
Deferred tax expense	13,796	40,571	159,096	157,451

Provision for income taxes	$53,158	$66,946	$304,082	$207,545

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The weighted average expected tax provision has been calculated using pre-tax accounting income (loss) in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. A reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate for the three and nine months ended September 30, 2004 and 2003, is provided below.

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
	(in thousands of U.S. dollars)
Expected tax provision at weighted average rate	$53,430	$64,090	$265,442	$202,144
Permanent differences
Tax-exempt interest	(1,421)	(3,979)	(8,269)	(11,621)
Sale of Assured Guaranty	—	—	35,011	—
Goodwill	—	525	3,957	1,575
Other	327	2,901	1,957	4,355
Net withholding taxes	822	3,409	5,984	11,092

Total provision for income taxes	$53,158	$66,946	$304,082	$207,545

The components of the net deferred tax asset at September 30, 2004 and December 31, 2003 are as follows:

	September 30 2004	December 31 2003
	(in thousands of U.S. dollars)
Deferred tax assets
Loss reserve discount	$583,429	$518,443
Unearned premium reserve	160,498	114,521
Foreign tax credits	322,833	204,052
Investments	128,593	92,898
Bad debts	143,216	152,619
Net operating loss carryforward	138,631	412,469
Other	132,353	120,203

Total deferred tax assets	1,609,553	1,615,205

Deferred tax liabilities
Deferred policy acquisition costs	138,284	163,199
Unrealized appreciation on investments	128,346	174,547
Unremitted foreign earnings	201,606	52,062

Total deferred tax liabilities	468,236	389,808

Valuation allowance	125,741	135,592

Net deferred tax asset	$1,015,576	$1,089,805

The valuation allowance of $126 million at September 30, 2004 and $136 million at December 31, 2003, reflects management’s assessment, based on available information, that it is more likely than not that a portion of the deferred tax asset will not be realized due to the inability of certain foreign subsidiaries to generate sufficient taxable income. Adjustments to the valuation allowances are made when there is a change in management’s assessment of the amount of deferred tax asset that is realizable. The change in the valuation allowance of $10 million relates to the business that transferred from the Company to Assured Guaranty (See Note 4).

At September 30, 2004, the Company has net operating loss carryforwards for U.S. federal income tax purposes of approximately $396 million. The net operating loss carryforwards are available to offset future U.S. federal taxable income and, if unutilized, will expire in the years 2018-2022.

17.	Information provided in connection with outstanding debt of subsidiaries

The following tables present condensed consolidating financial information at September 30, 2004 and December 31, 2003 and for the three and nine months ended September 30, 2004 and 2003, for ACE Limited (the “Parent Guarantor”) and its “Subsidiary Issuers”. The Subsidiary Issuers are direct or indirect wholly-owned subsidiaries of the Parent Guarantor. At September 30, 2004, the Subsidiary Issuer was ACE INA Holdings, Inc and at December 31, 2003, the Subsidiary Issuers were ACE INA Holdings, Inc. and ACE Financial Services, Inc. (formerly Capital Re Corporation), parent company of Capital Re LLC. On July 12, 2004, ACE Financial Services, Inc. redeemed all $75 million of its trust preferred securities

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(See Note 11(c)). Investments in subsidiaries are accounted for by the Parent Guarantor and the Subsidiary Issuers under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings. The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuers.

Condensed Consolidating Balance Sheet at September 30, 2004

(in thousands of U.S. dollars)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	ACE Limited Consolidated
Assets
Investments	$715	$12,941,542	$14,441,290	$—	$27,383,547
Cash	6,824	333,539	285,436	—	625,799
Insurance and reinsurance balances receivable	—	2,549,534	829,391	—	3,378,925
Reinsurance recoverable	—	13,133,903	1,134,552	—	14,268,455
Goodwill	—	2,130,908	481,541	—	2,612,449
Investments in subsidiaries	10,067,701	—	—	(10,067,701)	—
Due (to) from subsidiaries and affiliates, net	(43,805)	(40,094)	40,094	43,805	—
Other assets	85,529	5,050,142	1,050,837	—	6,186,508

Total assets	$10,116,964	$36,099,474	$18,263,141	$(10,023,896)	$54,455,683

Liabilities
Unpaid losses and loss expenses	$—	$21,429,706	$8,173,604	$—	$29,603,310
Unearned premiums	—	4,800,763	1,664,827	—	6,465,590
Future policy benefits for life and annuity contracts	—	—	520,638	—	520,638
Short-term debt	—	145,648	—	—	145,648
Long-term debt	499,577	1,099,270	250,000	—	1,848,847
Trust preferred securities	—	412,373	—	—	412,373
Other liabilities	137,814	3,752,588	2,089,302	—	5,979,704

Total liabilities	637,391	31,640,348	12,698,371	—	44,976,110

Total shareholders’ equity	9,479,573	4,459,126	5,564,770	(10,023,896)	9,479,573

Total liabilities and shareholders’ equity	$10,116,964	$36,099,474	$18,263,141	$(10,023,896)	$54,455,683

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.

(2)	Includes ACE Limited parent company eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Balance Sheet at December 31, 2003

(in thousands of U.S. dollars)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	ACE Financial Services, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	ACE Limited Consolidated
Assets
Investments	$16,903	$10,351,235	$1,184,969	$11,893,092	$—	$23,446,199
Cash	27,260	167,667	23,112	343,611	—	561,650
Insurance and reinsurance balances receivable	—	2,015,186	28,433	792,997	—	2,836,616
Reinsurance recoverable	—	12,055,309	—	2,025,407	—	14,080,716
Goodwill	—	2,130,908	96,723	483,199	—	2,710,830
Investments in subsidiaries	9,056,845	—	152,000	(152,000)	(9,056,845)	—
Due (to) from subsidiaries and affiliates, net	349,617	(17,929)	(46,819)	64,748	(349,617)	—
Other assets	53,430	4,526,075	181,774	1,155,503	—	5,916,782

Total assets	$9,504,055	$31,228,451	$1,620,192	$16,606,557	$(9,406,462)	$49,552,793

Liabilities
Unpaid losses and loss expenses	$—	$18,996,890	$110,259	$8,047,689	$—	$27,154,838
Unearned premiums	—	3,757,093	389,027	1,904,668	—	6,050,788
Future policy benefits for life and annuity contracts	—	—	—	491,837	—	491,837
Short-term debt	—	545,727	—	—	—	545,727
Long-term debt	499,451	599,751	—	250,000	—	1,349,202
Trust preferred securities	—	400,000	75,000	—	—	475,000
Other liabilities	169,808	3,192,513	128,109	1,160,175	—	4,650,605

Total liabilities	669,259	27,491,974	702,395	11,854,369	—	40,717,997

Total shareholders’ equity	8,834,796	3,736,477	917,797	4,752,188	(9,406,462)	8,834,796

Total liabilities and shareholders’ equity	$9,504,055	$31,228,451	$1,620,192	$16,606,557	$(9,406,462)	$49,552,793

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.

(2)	Includes ACE Limited parent company eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Operations

For the three months ended September 30, 2004

(in thousands of U.S. dollars)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	ACE Limited Consolidated
Net premiums written	$—	$1,723,536	$1,045,014	$—	$2,768,550
Net premiums earned	—	1,671,290	1,181,994	—	2,853,284
Net investment income	106	127,281	124,009	—	251,396
Equity in earnings of subsidiaries	41,236	—	—	(41,236)	—
Net realized gains (losses)	(4,214)	3,942	(31,820)	—	(32,092)
Losses and loss expenses	—	1,197,854	1,036,193	—	2,234,047
Life and annuity benefits	—	—	48,447	—	48,447
Policy acquisition costs and administrative expenses	33,842	401,664	279,559	(3,354)	711,711
Interest expense	5,906	36,589	7,032	(530)	48,997
Other (income) expense	—	(4,933)	(16,219)	—	(21,152)
Income tax expense (benefit)	—	58,651	(5,493)	—	53,158

Net income (loss)	$(2,620)	$112,688	$(75,336)	$(37,352)	$(2,620)

Condensed Consolidating Statement of Operations

For the three months ended September 30, 2003

(in thousands of U.S. dollars)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	ACE Financial Services, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	ACE Limited Consolidated
Net premiums written	$—	$1,266,366	$56,422	$983,343	$—	$2,306,131
Net premiums earned	—	1,257,160	44,439	1,095,926	—	2,397,525
Net investment income	3,314	91,605	11,988	110,967	(3,185)	214,689
Equity in earnings of subsidiaries	383,607	—	—	—	(383,607)	—
Net realized gains (losses)	5,386	1,617	14,936	35,617	—	57,556
Losses and loss expenses	—	894,728	14,452	609,298	—	1,518,478
Life and annuity benefits	—	—	—	44,524	—	44,524
Policy acquisition costs and administrative expenses	29,170	317,396	17,045	275,910	(2,100)	637,421
Interest expense	7,217	32,256	1,658	5,392	(2,175)	44,348
Other (income) expense	—	360	—	2,728	—	3,088
Income tax expense	955	37,988	11,052	16,951	—	66,946

Net income	$354,965	$67,654	$27,156	$287,707	$(382,517)	$354,965

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.

(2)	Includes ACE Limited parent company eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Operations

For the nine months ended September 30, 2004

(in thousands of U.S. dollars)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated
Net premiums written	$—	$5,183,185	$3,690,462	$—	$8,873,647
Net premiums earned	—	4,593,678	3,647,961	—	8,241,639
Net investment income	4,802	344,722	381,107	(4,255)	726,376
Equity in earnings of subsidiaries	949,268	—	—	(949,268)	—
Net realized gains (losses)	8,687	31,185	27,499	—	67,371
Losses and loss expenses	—	3,081,485	2,419,435	—	5,500,920
Life and annuity benefits	—	—	134,569	—	134,569
Policy acquisition costs and administrative expenses	86,682	1,108,040	911,661	(9,281)	2,097,102
Interest expense	18,151	104,074	20,373	(2,930)	139,668
Other (income) expense	—	563	1,268	—	1,831
Income tax expense	710	233,539	69,833	—	304,082

Net income	$857,214	$441,884	$499,428	$(941,312)	$857,214

Condensed Consolidating Statement of Operations

For the nine months ended September 30, 2003

(in thousands of U.S. dollars)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	ACE Financial Services, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated
Net premiums written	$—	$3,846,762	$209,166	$3,586,248	$—	$7,642,176
Net premiums earned	—	3,360,354	131,942	3,283,353	—	6,775,649
Net investment income	15,110	266,834	34,791	330,865	(14,552)	633,048
Equity in earnings of subsidiaries	1,072,991	—	—	—	(1,072,991)	—
Net realized gains (losses)	(8,594)	38,459	24,527	69,636	—	124,028
Losses and loss expenses	—	2,335,223	38,269	1,887,198	—	4,260,690
Life and annuity benefits	—	—	—	136,582	—	136,582
Policy acquisition costs and administrative expenses	75,521	859,336	53,605	831,445	(6,350)	1,813,557
Interest expense	26,743	97,274	5,027	16,246	(12,332)	132,958
Other (income) expense	—	1,809	—	6,707	—	8,516
Income tax expense	4,366	128,297	26,367	48,515	—	207,545

Net income	$972,877	$243,708	$67,992	$757,161	$(1,068,861)	$972,877

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.

(2)	Includes ACE Limited parent company eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the nine months ended September 30, 2004

(in thousands of U.S. dollars)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	ACE Limited Consolidated
Net cash flows from operating activities	$(10,125)	$2,283,480	$1,804,589	$4,077,944

Cash flows from investing activities
Purchases of fixed maturities	(11,967)	(8,385,109)	(9,881,907)	(18,278,983)
Purchases of equity securities	—	(386,805)	(451,283)	(838,088)
Sales of fixed maturities	28,019	5,828,967	8,051,379	13,908,365
Sales of equity securities	—	321,532	118,065	439,597
Net proceeds from the settlement of investment derivatives	8,857	—	5,055	13,912
Capitalization of subsidiaries	(637,051)	365,187	271,864	—
Dividends received from subsidiaries	452,108	—	(452,108)	—
Sale of subsidiary (net of cash sold)	—	—	953,164	953,164
Other	—	(13,447)	(123,286)	(136,733)

Net cash flows used for investing activities	$(160,034)	$(2,269,675)	$(1,509,057)	$(3,938,766)

Cash flows from financing activities
Dividends paid on Ordinary Shares	(166,459)	—	—	(166,459)
Dividends paid on Preferred Shares	(33,638)	—	—	(33,638)
Net proceeds from (repayment of) short-term debt	—	(400,079)	—	(400,079)
Proceeds from long-term debt, net	—	499,565	—	499,565
Repayment of trust preferred securities	—	—	(75,000)	(75,000)
Advances to (from) affiliates	268,715	51,261	(319,976)	—
Proceeds from exercise of options for Ordinary Shares	73,432	—	—	73,432
Proceeds from Ordinary Shares issued under ESPP	7,673	—	—	7,673

Net cash flows from (used for) financing activities	$149,723	$150,747	$(394,976)	$(94,506)

Effect of foreign currency rate changes on cash and cash equivalents	$—	$1,320	$18,157	$19,477

Net increase (decrease) in cash	(20,436)	165,872	(81,287)	64,149
Cash – beginning of period	27,260	167,667	366,723	561,650

Cash – end of period	$6,824	$333,539	$285,436	$625,799

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the nine months ended September 30, 2003

(in thousands of U.S. dollars)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	ACE Financial Services, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	ACE Limited Consolidated
Net cash flows from (used for) operating activities	$(117,372)	$1,030,655	$162,121	$1,544,540	$2,619,944

Cash flows from investing activities
Purchases of fixed maturities	(20,448)	(4,616,326)	(346,596)	(9,506,999)	(14,490,369)
Purchases of equity securities	—	(44,076)	—	(31,388)	(75,464)
Sales of fixed maturities	60,133	2,624,522	191,024	8,224,062	11,099,741
Sales of equity securities	—	56,364	—	51,509	107,873
Maturities of fixed maturities	—	—	3,000	91,612	94,612
Net proceeds from (payments made on) the settlement of investment derivatives	(9,222)	—	—	27,724	18,502
Dividends received from	—	—	—	—	—
Capitalization of subsidiaries	(697,393)	667,617	—	29,776	—
Dividends received from subsidiaries	306,000	—	—	(306,000)	—
Other	—	(39,167)	—	(21,302)	(60,469)

Net cash flows from (used for) investing activities	$(360,930)	$(1,351,066)	$(152,572)	$(1,441,006)	$(3,305,574)

Cash flows from financing activities
Dividends paid on Ordinary Shares	(145,462)	—	—	—	(145,462)
Dividends paid on Mezzanine equity	(9,773)	—	—	—	(9,773)
Dividends paid on Preferred shares	(11,337)	—	—	—	(11,337)
Net proceeds from issuance of preferred shares	556,887	—	—	—	556,887
Proceeds from short-term debt, net	—	40	—	—	40
Advances to (from) affiliates	66,256	—	—	(66,256)	—
Proceeds from exercise of options for Ordinary Shares	36,504	—	—	—	36,504
Proceeds from Ordinary Shares issued under ESPP	7,344	—	—	—	7,344

Net cash flows from (used for) financing activities	$500,419	$40	$—	$(66,256)	$434,203

Effect of foreign currency rate changes on cash and cash equivalents	$—	$10,243	$—	$8,950	$19,193

Net increase (decrease) in cash	22,117	(310,128)	9,549	46,228	(232,234)
Cash – beginning of period	2,150	478,161	4,438	178,606	663,355

Cash – end of period	$24,267	$168,033	$13,987	$224,834	$431,121

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

18.	Segment information

The Company operates through four business segments: Insurance – North American, Insurance – Overseas General, Global Reinsurance and Financial Services. These segments distribute their products through various forms of brokers and agencies. Insurance - North American, Insurance - Overseas General and Global Reinsurance utilize direct marketing programs to reach clients. Additionally, Insurance - North American has formed internet distribution channels for some of its products and Global Reinsurance and Financial Services have established relationships with reinsurance intermediaries.

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

The Financial Services segment includes the financial solutions business in the U.S. and Bermuda and the Company’s share of Assured Guaranty’s earnings. Prior to the IPO of Assured Guaranty, the Financial Services segment included the financial guaranty business of ACE Guaranty Corp. and ACE Capital Re International. The financial results of the transferred business are included in the results of the Financial Services segment through April 28, 2004 (the date of the sale). Commencing May 1, 2004, the Company’s proportionate share of Assured Guaranty’s earnings is reflected in other (income) expenses in the Financial Services segment. The financial solutions business includes insurance and reinsurance solutions to complex risks that generally cannot be adequately addressed by the traditional insurance marketplace. It consists of securitization and risk trading, finite and structured risk products, and retroactive contracts in the form of loss portfolio transfers.

The following tables summarize the operations by segment for the three and nine months ended September 30, 2004 and 2003.

For segment reporting purposes, certain items have been presented in a different manner than in the consolidated financial statements.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Statement of Operations by Segment

For the three months ended September 30, 2004

(in thousands of U.S. Dollars)

	Insurance – North American	Insurance - Overseas General	Global Reinsurance	Corporate and Other(1)	Consolidated Property & Casualty(2)	Financial Services	ACE Consolidated
Operations Data
Gross premiums written	$2,218,697	$1,291,964	$342,541	$—	$3,853,202	$68,088	$3,921,290
Net premiums written	1,348,761	980,338	311,815	—	2,640,914	68,088	2,709,002
Net premiums earned	1,233,978	1,086,044	362,706	—	2,682,728	111,066	2,793,794
Losses and loss expenses	1,009,326	652,929	435,926	19,536	2,117,717	116,330	2,234,047
Policy acquisition costs	114,298	198,396	65,356	—	378,050	2,505	380,555
Administrative expenses	129,224	139,281	16,183	36,983	321,671	2,982	324,653

Underwriting income (loss)	(18,870)	95,438	(154,759)	(56,519)	(134,710)	(10,751)	(145,461)

Life
Gross premiums written	—	—	60,512	—	—	—	60,512
Net premiums written	—	—	59,548	—	—	—	59,548
Net premiums earned	—	—	59,490	—	—	—	59,490
Life and annuity benefits	—	—	48,447	—	—	—	48,447
Policy acquisition costs	—	—	5,527	—	—	—	5,527
Administrative expenses	—	—	976	—	—	—	976
Net investment income	—	—	8,089	—	—	—	8,089

Underwriting income	—	—	12,629	—	—	—	12,629

Net investment income	120,041	60,716	31,061	2,674	214,492	28,815	243,307
Other (income) expense	(2,452)	3,064	277	(294)	595	(21,747)	(21,152)
Net realized gains (losses)	9,138	1,711	(35,636)	(6,429)	(31,216)	(876)	(32,092)
Interest expense	5,431	—	—	41,584	47,015	1,982	48,997
Income tax expense (benefit)	33,385	41,560	(1,865)	(20,704)	52,376	782	53,158

Net income (loss)	$73,945	$113,241	$(145,117)	$(80,860)	$(51,420)	$36,171	$(2,620)

(1)	Includes ACE Limited, ACE INA Holdings and intercompany eliminations.

(2)	Excludes life reinsurance business.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Statement of Operations by Segment

For the three months ended September 30, 2003

(in thousands of U.S. Dollars)

	Insurance – North American	Insurance - Overseas General	Global Reinsurance	Corporate and Other(1)	Consolidated Property & Casualty(2)	Financial Services	ACE Consolidated
Operations Data
Gross premiums written	$1,818,820	$1,200,752	$275,526	$—	$3,295,098	$107,073	$3,402,171
Net premiums written	1,064,794	871,405	217,400	—	2,153,599	105,742	2,259,341
Net premiums earned	990,321	881,942	273,560	—	2,145,823	205,277	2,351,100
Losses and loss expenses	711,987	528,673	133,762	—	1,374,422	144,056	1,518,478
Policy acquisition costs	94,873	170,444	55,975	—	321,292	17,850	339,142
Administrative expenses	103,209	120,595	15,485	31,485	270,774	21,811	292,585

Underwriting income (loss)	80,252	62,230	68,338	(31,485)	179,335	21,560	200,895

Life
Gross premiums written	—	—	48,741	—	—	—	48,741
Net premiums written	—	—	46,790	—	—	—	46,790
Net premiums earned	—	—	46,425	—	—	—	46,425
Life and annuity benefits	—	—	44,524	—	—	—	44,524
Policy acquisition costs	—	—	4,924	—	—	—	4,924
Administrative expenses	—	—	770	—	—	—	770
Net investment income	—	—	9,357	—	—	—	9,357

Underwriting income	—	—	5,564	—	—	—	5,564

Net investment income (expense)	99,753	40,110	23,498	(6,343)	157,018	48,314	205,332
Other (income) expense	697	2,414	(607)	—	2,504	584	3,088
Net realized gains (losses)	7,893	4,382	10,306	5,386	27,967	29,589	57,556
Interest expense	6,913	1,150	—	34,649	42,712	1,636	44,348
Income tax expense (benefit)	47,268	13,258	2,720	(13,436)	49,810	17,136	66,946

Net income (loss)	$133,020	$89,900	$105,593	$(53,655)	$269,294	$80,107	$354,965

(1)	Includes ACE Limited, ACE INA Holdings and intercompany eliminations.

(2)	Excludes life reinsurance business.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Statement of Operations by Segment

For the nine months ended September 30, 2004

(in thousands of U.S. Dollars)

	Insurance – North American	Insurance - Overseas General	Global Reinsurance	Corporate and Other(1)	Consolidated Property & Casualty(2)	Financial Services	ACE Consolidated
Operations Data
Gross premiums written	$6,225,946	$4,466,271	$1,285,858	$—	$11,978,075	$290,885	$12,268,960
Net premiums written	3,890,164	3,283,452	1,244,985	—	8,418,601	289,561	8,708,162
Net premiums earned	3,419,361	3,195,710	1,037,663	—	7,652,734	423,960	8,076,694
Losses and loss expenses	2,542,679	1,878,773	769,120	19,536	5,210,108	290,812	5,500,920
Policy acquisition costs	326,244	578,415	203,270	—	1,107,929	22,428	1,130,357
Administrative expenses	347,265	416,151	50,232	95,965	909,613	37,502	947,115

Underwriting income (loss)	203,173	322,371	15,041	(115,501)	425,084	73,218	498,302

Life
Gross premiums written	—	—	169,174	—	—	—	169,174
Net premiums written	—	—	165,485	—	—	—	165,485
Net premiums earned	—	—	164,945	—	—	—	164,945
Life and annuity benefits	—	—	134,569	—	—	—	134,569
Policy acquisition costs	—	—	16,414	—	—	—	16,414
Administrative expenses	—	—	3,216	—	—	—	3,216
Net investment income	—	—	24,443	—	—	—	24,443

Underwriting income	—	—	35,189	—	—	—	35,189

Net investment income	331,379	163,511	87,304	1,780	583,974	117,959	701,933
Other (income) expense	3,474	10,192	(150)	(881)	12,635	(10,804)	1,831
Net realized gains (losses)	91,780	28,916	(33,266)	8,687	96,117	(28,746)	67,371
Interest expense	15,742	—	—	119,048	134,790	4,878	139,668
Income tax expense (benefit)	164,261	153,659	2,726	(48,355)	272,291	31,791	304,082

Net income (loss)	$442,855	$350,947	$101,692	$(174,846)	$685,459	$136,566	$857,214

(1)	Includes ACE Limited, ACE INA Holdings and intercompany eliminations.

(2)	Excludes life reinsurance business.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Statement of Operations by Segment

For the nine months ended September 30, 2003

(in thousands of U.S. Dollars)

	Insurance – North American	Insurance - Overseas General	Global Reinsurance	Corporate and Other(1)	Consolidated Property & Casualty(2)	Financial Services	ACE Consolidated
Operations Data
Gross premiums written	$5,131,214	$3,850,494	$1,086,710	$—	$10,068,418	$756,474	$10,824,892
Net premiums written	2,966,874	2,768,618	1,005,558	—	6,741,050	763,505	7,504,555
Net premiums earned	2,663,089	2,555,787	790,957	—	6,009,833	629,541	6,639,374
Losses and loss expenses	1,860,915	1,540,888	392,674	—	3,794,477	466,213	4,260,690
Policy acquisition costs	278,612	485,251	152,835	—	916,698	45,536	962,234
Administrative expenses	292,663	355,736	44,778	84,528	777,705	60,251	837,956

Underwriting income (loss)	230,899	173,912	200,670	(84,528)	520,953	57,541	578,494

Life
Gross premiums written	—	—	143,702	—	—	—	143,702
Net premiums written	—	—	137,621	—	—	—	137,621
Net premiums earned	—	—	136,275	—	—	—	136,275
Life and annuity benefits	—	—	136,582	—	—	—	136,582
Policy acquisition costs	—	—	11,008	—	—	—	11,008
Administrative expenses	—	—	2,359	—	—	—	2,359
Net investment income	—	—	25,004	—	—	—	25,004

Underwriting income	—	—	11,330	—	—	—	11,330

Net investment income	306,121	113,107	63,293	(23,218)	459,303	148,741	608,044
Other (income) expense	6,966	3,707	(1,893)	—	8,780	(264)	8,516
Net realized gains (losses)	14,751	(7,053)	26,482	(8,594)	25,586	98,442	124,028
Interest expense	21,813	2,016	72	103,850	127,751	5,207	132,958
Income tax expense (benefit)	128,774	55,898	9,689	(40,563)	153,798	53,747	207,545

Net income (loss)	$394,218	$218,345	$293,907	$(179,627)	$715,513	$246,034	$972,877

(1)	Includes ACE Limited, ACE INA Holdings and intercompany eliminations.

(2)	Excludes life reinsurance business.

Underwriting assets for property and casualty and financial services are reviewed in total by management for purposes of decision-making. The Company does not allocate assets to our segments. Assets are specifically identified for our life reinsurance operations and corporate holding companies, including ACE Limited and ACE INA Holdings.

The following table summarizes the identifiable assets at September 30, 2004 and December 31, 2003.

	September 30 2004	December 31 2003
	(in millions of U.S. dollars)
Life reinsurance	$739	$698
Corporate	2,232	2,483
All other	51,484	46,372

Total assets	$54,455	$49,553

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables summarize the revenues of each segment by product offering for the three and nine months ended September 30, 2004 and 2003.

Net premiums earned by type of premium

Three Months Ended September 30, 2004

	Property & Casualty	Life, Accident & Health	Financial Guaranty	Financial Solutions	ACE Consolidated
	(in millions of U.S. dollars)
Insurance – North American	$1,190	$44	$—	$—	$1,234
Insurance – Overseas General	840	246	—	—	1,086
Global Reinsurance	362	60	—	—	422
Financial Services	—	—	—	111	111

	$2,392	$350	$—	$111	$2,853

Three Months Ended September 30, 2003

	Property & Casualty	Life, Accident & Health	Financial Guaranty	Financial Solutions	ACE Consolidated
	(in millions of U.S. dollars)
Insurance – North American	$958	$32	$—	$—	$990
Insurance – Overseas General	682	200	—	—	882
Global Reinsurance	274	46	—	—	320
Financial Services	—	—	80	125	205

	$1,914	$278	$80	$125	$2,397

Nine Months Ended September 30, 2004

	Property & Casualty	Life, Accident & Health	Financial Guaranty	Financial Solutions	ACE Consolidated
	(in millions of U.S. dollars)
Insurance – North American	$3,289	$130	$—	$—	$3,419
Insurance – Overseas General	2,490	706	—	—	3,196
Global Reinsurance	1,037	165	—	—	1,202
Financial Services	—	—	104	320	424

	$6,816	$1,001	$104	$320	$8,241

Nine Months Ended September 30, 2003

	Property & Casualty	Life, Accident & Health	Financial Guaranty	Financial Solutions	ACE Consolidated
	(in millions of U.S. dollars)
Insurance – North American	$2,558	$105	$—	$—	$2,663
Insurance – Overseas General	1,989	567	—	—	2,556
Global Reinsurance	791	136	—	—	927
Financial Services	—	—	240	389	629

	$5,338	$808	$240	$389	$6,775

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations, financial condition, and liquidity and capital resources as of and for the three and nine months ended September 30, 2004. Our results of operations and cash flows for any interim period are not necessarily indicative of our results for the full year. This discussion should be read in conjunction with our Consolidated Financial Statements and related notes and our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2003.

Cautionary Statement Regarding Forward-Looking Information

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Any written or oral statements made by us or on our behalf may include forward-looking statements that reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks, uncertainties and assumptions about our business that could cause actual results to differ materially from such statements. These risks, uncertainties and assumptions (which are described in more detail elsewhere herein and in other documents we file with the Securities and Exchange Commission (SEC)) include but are not limited to:

•	global political conditions, the occurrence of any terrorist attacks, including any nuclear, biological or chemical events, or the outbreak and effects of war, and possible business disruption or economic contraction that may result from such events;

•	the ability to collect reinsurance recoverable, credit developments of reinsurers, and any delays with respect thereto;

•	the occurrence of catastrophic events or other insured or reinsured events with a frequency or severity exceeding our estimates;

•	actual loss experience from insured or reinsured events;

•	the uncertainties of the loss-reserving and claims-settlement processes, including the difficulties associated with assessing environmental damage and asbestos-related latent injuries, the impact of aggregate-policy-coverage limits, and the impact of bankruptcy protection sought by various asbestos producers and other related businesses and the timing of loss payments;

•	judicial decisions and rulings, new theories of liability, and legal tactics;

•	the effects of public company bankruptcies and/or accounting restatements, as well as disclosures by and investigations of public companies relating to possible accounting irregularities, and other corporate governance issues, including the effects of such events on:

•	the capital markets;

•	the markets for directors and officers and errors and omissions insurance; and

•	claims and litigation arising out of such disclosures or practices by other companies;

•	the impact of the September 11 tragedy and its aftermath on our insureds, reinsureds, and on the insurance and reinsurance industry;

•	uncertainties relating to governmental, legislative and regulatory policies, developments, investigations and treaties, which, among other things, could subject us to insurance regulation or taxation in additional jurisdictions or affect our current operations;

•	the actual amount of new and renewal business, market acceptance of our products, and risks associated with the introduction of new products and services and entering new markets, including regulatory constraints on exit strategies;

•	the competitive environment in which we operate, including trends in pricing or in policy terms and conditions, which may differ from our projections;

•	actions that rating agencies may take from time to time, such as changes in our claims-paying, financial strength or credit ratings;

•	developments in global financial markets, including changes in interest rates, stock markets and other financial markets, and foreign currency exchange rate fluctuations, which could affect our statement of operations, investment portfolio and financing plans;

•	changing rates of inflation and other economic conditions;

•	the amount of dividends received from subsidiaries;

•	loss of the services of any of our executive officers without suitable replacements being recruited in a reasonable time frame;

•	the ability of technology to perform as anticipated; and

•	management’s response to these factors.

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

As an insurance and reinsurance company, we generate gross revenues from two principal sources, premiums which are usually paid in advance of loss payments, and dividends and interest income earned on invested assets. Cash flow is primarily generated from premiums collected and investment income received less paid losses and loss expenses. Generally when an insurance company writing long-tail business grows, as ACE has over the last several years, its cash flows tend to be positive. ACE generated approximately $4 billion in positive operating cash flow in the nine months ended September 30, 2004, and cash and invested assets over this period increased $4 billion.

Invested assets are generally held in liquid, investment grade fixed income securities of relatively short duration. We also invest a small portion of our assets in less liquid or higher risk assets to achieve higher returns. Claims payments in any short-term period are highly unpredictable due to the random nature of loss events and the timing of claims awards or settlements. The value of investments held to pay future claims is subject to market forces such as the level of interest rates, stock market volatility and credit events such as corporate defaults. The actual cost of claims is also volatile based on factors such as loss trends, inflation rates, court awards and catastrophic events. We believe that our cash balances, our highly liquid investments, credit facilities and reinsurance protection provide sufficient liquidity to meet any unforeseen claim demands that might occur.

This was perhaps the most expensive quarter in the industry’s history for natural catastrophes. Industry loss estimates globally related to Hurricanes Charley, Frances, Ivan and Jeanne which struck the Caribbean and the U.S. and the typhoons which impacted Asia are estimated to be in excess of $30 billion (see section entitled “Catastrophe Charges” for financial impact on ACE). As a result, we expect that the rate environment will tighten – particularly in property and catastrophe related lines.

Insurance Industry Investigation and Related Matters

ACE has received subpoenas from the office of the New York Attorney General (the “NYAG”) and from other state attorneys general in connection with investigations of certain insurance industry practices (AG Investigations). On October 14, 2004, the NYAG filed a civil suit against Marsh & McLennan Companies Inc. (Marsh), alleging that certain Marsh business practices were fraudulent and violated antitrust and securities laws. ACE was not named as a defendant in the suit, although ACE was named as one of four insurance companies whose employees participated in the practices in question. In addition, an underwriter in an ACE insurance subsidiary has pleaded guilty to a misdemeanor based on these practices. ACE is cooperating and will continue to cooperate with the AG Investigations.

ACE is conducting its own internal investigation that will encompass the subjects raised by the NYAG. It is being conducted by a team from the firm of Debevoise & Plimpton LLP. The team is headed by former United States Attorney Mary Jo White and reports to management and directly to the Audit Committee of the Board of Directors. The Audit Committee of the Board of Directors has retained Cleary Gottlieb Steen & Hamilton, special outside counsel, to advise it in connection with these matters. We have terminated two employees, including our employee that has pleaded guilty to a misdemeanor, and have suspended three other employees as a result of our internal investigation.

Several purported shareholder class action lawsuits have been filed against ACE and certain of its present and former executive officers relating to certain of the practices being investigated by the AG Investigations. In addition, the plaintiffs in a pending lawsuit originally brought by policyholders against brokers has been amended by adding ACE and other carriers as additional defendants. ACE intends to vigorously defend against these actions.

While ACE is not a party to any action brought by the NYAG or any other governmental authority, there can be no assurance that ACE will not be named in future actions. ACE cannot at this time estimate its potential costs related to these legal matters and accordingly no liability is being established in the Consolidated Financial Statements. In the opinion of ACE’s management, ACE’s ultimate liability for these matters is not likely to have a material adverse effect on ACE’s consolidated financial condition, although it is possible that the effect could be material to ACE’s consolidated results of operations for an individual reporting period.

Pursuant to the AG Investigations, ACE has decided to eliminate the use of placement service agreements (PSAs) that provide insurance brokers additional commissions based on the extent of premiums produced. Because the insurance brokers represent ACE’s largest distribution channel, the elimination of PSAs and any other changes in business practices of insurance brokers resulting from the AG Investigations could potentially impact ACE’s future premium volume although such effect, if any, cannot be quantified at this time.

In addition we are taking several new steps to monitor and improve our compliance with best underwriting practices, and avoid real or any appearance of conflicts of interest. These steps include:

•	issuing new, detailed guidelines relating to the way we work with brokers and submits quotes. These guidelines will include a requirement that any commissions paid to brokers be reported to policyholders on the declarations page of all commercial policies.

•	We will appoint a business practices compliance officer.

•	An outside consulting firm is being retained to review and recommend enhancements to our business practice training, compliance and controls.

•	Responsibilities of our Chief Ethics Officer, including serving as head of the ACE Ethics Committee, have now been assumed by our General Counsel.

Catastrophe Charges

During the current quarter, we incurred net catastrophe-related pre-tax charges of $479 million primarily associated with hurricanes which struck the Caribbean and the U.S. and, to a lesser extent, typhoons which impacted Asia (collectively referred to as catastrophe charges). The following table shows the impact of the catastrophe charges on each of our operating segments in the three and nine months ended September 30, 2004 (we incurred no catastrophe charges in the first half of 2004).

Catastrophe Loss Charges - By Event	Insurance - North American	Insurance - Overseas General	Global Reinsurance	Consolidated P&C	Financial Services	Total
	(in millions of U.S. dollars)
Gross loss	$426	$157	$284	$867	$11	$878
Net loss
Hurricane - Charley	$31	$—	$65	$96	$—	$96
Hurricane - Frances	22	6	48	76	5	81
Hurricane - Ivan	40	20	76	136	5	141
Hurricane - Jeanne	33	18	63	114	1	115
Typhoons	—	9	26	35	—	35

Total	126	53	278	457	11	468
Reinstatement premiums (earned) expensed	13	13	(15)	11	—	11

Total impact before income tax	139	66	263	468	11	479
Income tax benefit	(41)	(21)	(11)	(73)	—	(73)

Total impact after income tax	$98	$45	$252	$395	$11	$406

Effective tax rate	29%	32%	4%	16%	—%	15%

The above information is based on currently available information derived from modeling techniques, industry assessments of exposure and claims information obtained from our clients and brokers. Actual losses from these events may vary materially from our estimates due to the inherent uncertainties in making such determinations resulting from several factors, including the potential inaccuracies and inadequacies in the data provided by clients and brokers, the modeling techniques and the application of such techniques, as well as the high frequency of recent catastrophic events and the effects of any resultant demand surge on claims activity.

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

Pursuant to the completion of the IPO, we received proceeds, net of offering costs, of approximately $835 million and a return of capital of $200 million from Assured Guaranty, which were used to support our P&C business and strengthen our balance sheet capital position. The transaction resulted in a reduction of our shareholders’ equity of $61.1 million, representing the difference between net proceeds and the carrying value of 65.3 percent of Assured Guaranty at April 28, 2004 as well as taxes incurred on the transaction. The transaction also resulted in a pretax realized loss of $6.7 million and an after tax loss of $18.1 million. Additionally, in the second quarter we recognized compensation expense of $7.5 million in connection with the settlement of ACE stock awards held by the employees of Assured Guaranty. These expenses are reflected in “Other (income) expense” within the consolidated statement of operations.

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

See Note 4 of our Interim Consolidated Financial Statements for more information pertaining to this transaction.

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

We believe our accounting policies for these items are of critical importance to our Consolidated Financial Statements. The following discussion provides information regarding the estimates and assumptions required to arrive at our unpaid losses and loss expenses and should be read in conjunction with the section entitled, “Unpaid Losses and Loss Expenses”, included further within this document.

Unpaid losses and loss expenses

As an insurance and reinsurance company, we are required, under GAAP, to establish loss reserves for the estimated unpaid portion of the ultimate liability for losses and loss expenses under the terms of our policies and agreements with our insured and reinsured customers. These reserves include estimates for both claims that have been reported and those that have been incurred but not reported (IBNR), and include estimates of expenses associated with processing and settling these claims. At September 30, 2004, the unpaid losses and loss expense reserve was $29.6 billion. Our P&C loss reserves are not discounted. The process of establishing reserves for property and casualty (P&C) claims can be complex and is subject to considerable variability as it requires the use of informed estimates and judgments. These estimates and judgments are based on numerous factors, and may be revised as additional experience and other data become available and are reviewed, as new or improved methodologies are developed or as current laws change. We have actuarial staff in each of our operating segments who track insurance reserves and regularly evaluate the levels of loss reserves, taking into consideration factors that may impact the ultimate loss reserves. The potential for variation in loss reserves is impacted by numerous factors, which we explain below.

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

The process of determining a single best estimate by product, when more than one estimate is developed in the course of the actuarial review, may be performed in several ways. However, the objective of such process, which is consistently applied to all product lines, is to determine a single best estimate that we believe represents a better estimate than any other. Such estimate is viewed to support the most likely outcome of ultimate loss settlements and determined based on several factors, including but not limited to, the extent of historical data and reliance on such data within the underlying reserve methodology, historical accuracy of loss estimates compared with actual loss experience for the product line or comparable product lines, and nature and extent of underlying assumptions. Depending on the facts and circumstances of each product line, the determination of a single best estimate may be accomplished by selecting a single point estimate when one estimate is determined to reflect a “better” estimate than the other point estimates or using a probability weighted average approach when more than one estimate is viewed to be reasonable. For example, an actuary may select loss reserves developed using an incurred loss development approach instead of a paid loss development approach as the best estimate when reported losses are viewed to be more credible indicators of ultimate loss estimates compared with paid losses. The actuaries’ evaluation process to determine a best estimate involves collaboration with underwriting, claims and finance departments and culminates with the input of the segment reserve committees which have the responsibility for finalizing and approving the point estimate to be used as our best estimate.

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

While we perform annual loss reserve studies for all product lines, the timing of such studies vary throughout the year. Additionally, for each product line, we review the emergence of actual losses relative to expectations used in reserving each quarter. If warranted from findings in loss emergence tests, we will accelerate the timing of our product line reserve studies.

Since the ACE INA acquisition in 1999, our consolidated reserve for losses and loss expenses, net of reinsurance, reported at each year-end has developed by as much as ten percent (four percent excluding asbestos and environmental (A&E) reserve strengthening), although ultimate loss reserve development could be higher. See the “Analysis of Losses and Loss Expense Development” in our Annual Report on Form 10-K for the year ended December 31, 2003, for a summary of historical volatility between estimated loss reserves and ultimate loss settlements.

The “Unpaid Losses and Loss Expenses” section in our Annual Report on Form 10-K for the year ended December 31, 2003, includes a discussion of our reserve-setting procedures by segment. The following is a discussion of specific reserving considerations by type of claim:

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

Long-Tail Business, such as Casualty Coverages

Long-tail business describes lines of business for which specific losses may not be known for some period and losses take much longer to emerge. This includes most casualty lines such as general liability, directors and officers liability (D&O) and workers’ compensation. Within our general insurance business, long-tail casualty business has been increasing and for the nine months ended September 30, 2004 comprises approximately 53 percent of net premiums earned. There are many factors contributing to the uncertainty and volatility of long-tail business. Among these are:

•	Given the recent expansion of this business, historical experience is often too immature to place reliance upon for reserving purposes. Instead, particularly for newer lines of business, reserve methods are based on industry loss ratios or development patterns that reflect the nature and coverage of the underwritten business and its future development. For new or growing lines of business, actual loss experience is apt to differ from industry loss statistics that are based on averages as well as loss experience of previous underwriting years;

•	The inherent uncertainty of the length of paid and reporting development patterns;

•	The possibility of future litigation, legislative or judicial change that might impact future loss experience relative to prior loss experience relied upon in loss reserve analyses; and

•	Loss reserve analyses typically require loss or other data be grouped by common characteristics in some manner. If data from two combined lines of business exhibit different characteristics, such as loss payment patterns, the credibility of the reserve estimate could be affected. Because casualty lines of business can have various intricacies in their underlying coverage, there is an inherent risk as to the homogeneity of the underlying data used in performing reserve analyses.

The estimation of unpaid losses and loss expense reserves can also be affected by the layer at which a particular contract or set of contracts is written. In the case of direct insurance, where the insurer is taking on risk in the lower value end of the particular contract, the experience will tend to be more frequency driven. These lines of business allow for more traditional actuarial methods to be used in determining loss reserve levels, as it is customary to have more historical experience to rely upon. In the case of excess contracts, the experience will tend to be more of a severity nature, as only a significant loss will enter the layer. For structured or unique contracts, most common to the financial solutions business and to a lesser extent our reinsurance business, traditional actuarial methods for setting loss reserves (such as loss development triangles), have to be tempered with an analysis of each contract’s terms, original pricing information, subsequent internal and external analyses of the ongoing contracts, market exposures and history, and qualitative input from claims managers.

More information regarding our critical accounting estimates is included in the section entitled “Critical Accounting Estimates” in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2003.

Results of Operations – Three and Nine Months Ended September 30, 2004 and 2003

The discussions that follow include tables, which show both our consolidated and segment operating results for the three and nine months ended September 30, 2004 and 2003. In presenting our segment operating results, we have discussed our performance with reference to underwriting results which is a non-GAAP measure. We consider this measure, which may be defined differently by other companies, to be important to an understanding of our overall results of operations. Underwriting results are calculated by subtracting losses and loss expenses, life and annuity benefits, policy acquisition costs and administrative expenses from net premiums earned. We use underwriting results and operating ratios to monitor the results of our operations without the impact of certain factors, including net investment income, other (income) expense, interest and income tax expense and net realized gains (losses). We believe the use of these measures enhances the understanding of our results of operations by highlighting the underlying profitability of our insurance business. Underwriting results should not be viewed as a substitute for measures determined in accordance with GAAP.

Consolidated Operating Results

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
	(in millions of U.S. dollars)
Net premiums written	$2,768	$2,306	$8,873	$7,642
Net premiums earned	2,853	2,397	8,241	6,775
Net investment income	252	216	726	633
Net realized gains (loss)	(33)	57	67	124

Total revenues	$3,072	$2,669	$9,034	$7,532

Losses and loss expenses	2,234	1,519	5,501	4,261
Life and annuity benefits	48	45	134	137
Policy acquisition costs	386	343	1,147	973
Administrative expenses	326	293	950	840
Interest expense	48	45	139	133
Other (income) expense	(21)	3	2	8

Total expenses	$3,021	$2,247	$7,873	$6,352

Income before income tax	51	422	1,161	1,180
Income tax expense	54	67	304	207

Net income (loss)	$(3)	$355	$857	$973

Net premiums written, which reflect the premiums we retain after purchasing reinsurance protection, increased 20 percent and 16 percent in the three and nine months ended September 30, 2004, respectively, compared with the same periods in 2003. Our P&C business reported increases in net premiums written of 23 percent and 25 percent in the three and nine months ended September 30, 2004, respectively. Adjusting for the appreciation of foreign currencies relative to the U.S. dollar, net premiums written in our P&C business increased 20 percent for the three and nine months ended September 30, 2004. The increase in our P&C business was primarily a result of our increased participation in the casualty market which has experienced favorable market conditions over the last several quarters, and to a lesser extent, an increase in personal accident business. Such increases were slightly offset by a decline in net premiums written in our Financial Services business primarily due to the de-consolidation of Assured Guaranty beginning April 28, 2004 (subsequent to the IPO).

The following table provides a consolidated breakdown of net premiums earned by line of business for the three and nine months ended September 30, 2004 and 2003.

	Three Months Ended September 30				Nine Months Ended September 30
	2004	% of total	2003	% of total	2004	% of total	2003	% of total
	(in millions of U.S. dollars)
Property and all Other	$839	29%	$818	34%	$2,450	30%	$2,367	35%
Casualty	1,553	55%	1,096	46%	4,366	53%	2,971	44%
Personal Accident (A&H)	290	10%	232	10%	836	10%	672	10%

Total P&C	2,682	94%	2,146	90%	7,652	93%	6,010	89%
Global Re – life	60	2%	46	2%	165	2%	136	2%
Financial services	111	4%	205	8%	424	5%	629	9%

Net premiums earned	$2,853	100%	$2,397	100%	$8,241	100%	$6,775	100%

Net premiums earned reflect the portion of net premiums written that were recorded as revenues for the period. Net premiums earned in our P&C business increased 25 percent and 27 percent (22 percent and 23 percent, adjusting for foreign exchange) in the three and nine months ended September 30, 2004, respectively, compared with the same periods in 2003. Our Financial Services business reported decreases of 46 percent and 33 percent in the three and nine months ended September 30, 2004, respectively. The change in net premiums earned for both the P&C and Financial Services businesses is consistent with the trend in net premiums written.

Net investment income increased 17 percent and 15 percent in the three and nine months ended September 30, 2004, respectively, compared with the same periods in 2003. This increase was due to positive operating cash flows during 2003 and 2004, partially offset by a reduction in our average investment yields due to the declining interest rate environment. See the section entitled “Net Investment Income” for more information.

The net realized loss in the current quarter and the decline in net realized gains in the nine months ended September 30, 2004, were primarily due to fair value adjustments of the derivative components of certain variable annuity products in our life reinsurance operation. See the section entitled “Net Realized Gains (Losses)” for more information.

In evaluating our P&C and Financial Services business we use the combined ratio, the loss and loss expense ratio, the policy acquisition cost ratio and the administrative expense ratio. We calculate these ratios by dividing the respective expense amounts of our P&C and Financial Services business by net premiums earned from our P&C and Financial Services business, respectively. We do not calculate these ratios for the life reinsurance business because they are not appropriate measures of the underwriting results for that business. The combined ratio is determined by adding the loss and loss expense ratio, the policy acquisition cost ratio and the administrative expense ratio. A combined ratio under 100 percent indicates underwriting income, and a combined ratio exceeding 100 percent indicates underwriting losses.

The following table shows our consolidated loss and loss expense ratio, policy acquisition ratio, administrative expense ratio and combined ratio for the three and nine months ended September 30, 2004 and 2003.

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Loss and loss expense ratio	80.0%	64.6%	68.1%	64.2%
Policy acquisition cost ratio	13.6%	14.4%	14.0%	14.5%
Administrative expense ratio	11.6%	12.4%	11.7%	12.6%
Combined ratio	105.2%	91.4%	93.8%	91.3%

Our loss and loss expense ratio increased 15.4 percentage points and 3.9 percentage points in the three and nine months ended September 30, 2004, respectively, compared with the same periods in 2003. This increase was primarily due to the increased catastrophe charges in the current quarter and to a lesser extent, prior period development, and changes in business mix. The following table shows the impact of catastrophe charges and prior period development on our loss and loss expense ratio for the three and nine months ended September 30, 2004 and 2003.

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Loss and loss expense ratio, as reported	80.0%	64.6%	68.1%	64.2%
Catastrophe charges impact	17.0%	1.8%	5.9%	1.2%
Adverse (favorable) development impact	(0.1)%	2.6%	0.1%	1.6%

Loss and loss expense ratio, adjusted	63.1%	60.2%	62.1%	61.4%

Catastrophe charges in the nine months ended September 30, 2004, were $468 million, all occurring in the current quarter. For the three and nine months ended September 30, 2003, catastrophe charges were $42 million and $77 million, respectively. Also impacting our loss and loss expense ratio is prior period development. Prior period development represents the income effect from changes in loss estimates reported in previous calendar years and excludes the effect of losses recognized in connection with the earning of premium during the period. For purposes of analysis and disclosure, management views prior period development to be changes in the nominal value of loss estimates from period to period and excludes changes in loss estimates that do not arise from the emergence of claims, such as those related to interest or foreign currency. Accordingly, specific items excluded from prior period development are gains/losses related to foreign currency translation that affect both the valuation of unpaid losses and loss expenses and losses incurred, losses recognized from the early termination or commutation of reinsurance agreements that principally relate to the time value of money, and changes in the value of reinsurance business assumed reflected in losses incurred but principally related to the time value of money. For the three months ended September 30, 2004, we incurred favorable development of $1 million, comprised of $218 million of favorable development and $217 million of adverse development. This compares with adverse development of $60 million, comprised of $75 million of favorable development and $135 million of adverse development, in the same quarter in 2003. For the nine months ended September 30, 2004, we incurred net adverse development of $10 million. Our Segment Operating Results, below, contain explanations of prior period development recognized in our Consolidated Financial Statements.

Our losses and loss expenses in the current quarter also include $19 million in connection with the commutation of ceded reinsurance contracts that resulted from a differential between consideration received from reinsurers and the related reduction of reinsurance recoverables, principally related to the time value of money. Due to our initiatives to reduce reinsurance recoverable balances and thereby encourage such commutations, losses recognized in connection with the commutation of ceded reinsurance contracts are generally not considered when assessing segment performance and accordingly, are directly allocated to Corporate. The remaining increase in the loss and loss expense ratio in the three and nine months ended September 30, 2004, was principally the result of changes in business mix in our Global Reinsurance and Insurance – North American segments. Global Reinsurance has been growing its non-catastrophe P&C lines while Insurance – North American has been increasing its participation in casualty lines. See the section entitled “Segment Operating Results” for more information.

Our policy acquisition costs include commissions, premium taxes, underwriting and other costs that vary with, and are primarily related to, the production of premium. Increases in policy rates outpaced policy acquisition costs which caused our policy acquisition cost ratio to decrease in the three and nine months ended September 30, 2004, compared with the same periods in 2003. Administrative expenses include all other operating costs. Administrative expenses increased as a result of the growth in our business and also the depreciation of the U.S. Dollar which had the effect of increasing administrative expenses by $29 million or three percent in the nine months ended September 30, 2004, respectively. The administrative expense ratio improved in the current periods due to the increase in net premiums earned and also due to continued expense reduction initiatives, which began in 2003.

Our issuance of $500 million of ACE INA 5.875 percent senior notes during the second quarter of 2004 caused our interest expense to be temporarily higher in the current quarter. We repaid the $400 million of ACE INA 8.2 percent notes on August 15, 2004. Other (income) expense includes equity in net income of subsidiary from Assured Guaranty – see the section entitled “Other Income and Expense” for more information.

The current quarter decrease in income tax expense is a result of the decline in taxable net income caused by the catastrophe charges. However, due to the fact that almost two-thirds of the catastrophe charges were reported in lower-tax jurisdictions, our income tax expense did not decrease at a rate consistent with the decline in our current quarter net income. As a result, the effective tax rate on net income for the quarter was 105 percent compared with 16 percent in the same quarter in 2003. For the nine months ended September 30, 2004, income tax expense increased primarily due to the increase in taxable net income in the first half of 2004. The increased profitability for Insurance—Overseas General and Insurance – North American added $134 million to income tax expense in the nine months ended September 30, 2004. Additionally, in the second quarter, we incurred approximately $11 million in income tax expense related to federal income taxes from the transfer of our U.S. financial and mortgage guaranty operations to Assured Guaranty and attributed to the sale of our Assured Guaranty shares. These increases, in addition to incurring the bulk of the catastrophe charges in our lower-tax jurisdictions, caused our effective tax rate on net income to increase to 26 percent in the nine months ended September 30, 2004, compared with 18 percent in the same period in 2003. Our effective tax rate is dependent upon the mix of earnings from different jurisdictions with various tax rates; a change in the geographic mix of earnings would change the effective tax rate.

Net income declined $358 million in the three months ended September 30, 2004, primarily due to the significant current quarter catastrophe charges. These catastrophe charges also caused our net income to decline 12 percent in the nine months ended September 30, 2004. The appreciation of foreign currencies relative to the U.S. Dollar added $9 million and $30 million to our net income in the three and nine months ended September 30, 2004, respectively.

Segment Operating Results – Three and Nine Months Ended September 30, 2004 and 2003

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

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
	(in millions of U.S. dollars)
Net premiums written	$1,349	$1,065	$3,890	$2,967
Net premiums earned	1,234	990	3,419	2,663
Losses and loss expenses	1,010	712	2,543	1,861
Policy acquisition costs	114	95	326	279
Administrative expenses	129	103	347	293

Underwriting income (loss)	$(19)	$80	$203	$230

Net investment income	120	98	331	300
Other (income) expense	(2)	—	4	6
Interest expense	5	5	15	16
Income tax expense	33	48	164	129
Net realized gains (losses)	9	8	92	15

Net income	$74	$133	$443	$394

Loss and loss expense ratio	81.8%	71.9%	74.4%	69.9%
Policy acquisition cost ratio	9.3%	9.6%	9.5%	10.4%
Administrative expense ratio	10.5%	10.4%	10.2%	11.0%
Combined ratio	101.6%	91.9%	94.1%	91.3%

Net premiums written for the Insurance – North American segment increased 27 percent and 31 percent in the three and nine months ended September 30, 2004, respectively, compared with the same periods in 2003. The increase relates primarily to growth in casualty business. Over the last several quarters, Insurance – North American has been increasing casualty lines of business and decreasing property lines of business as rates, terms and conditions have been more favorable for casualty business relative to property business. Additionally, Insurance – North American’s retention ratio increased to 61 percent for the nine months ended September 30, 2004, compared with 59 percent for the same period in 2003. Insurance – North American has been increasing its retention, particularly on casualty business, in order to take advantage of improved market conditions for rates and terms and to reduce reliance on reinsurance.

The following two tables provide a line of business and entity/divisional breakdown of Insurance – North American’s net premiums earned for the three and nine months ended September 30, 2004 and 2003.

	Three Months Ended September 30				Nine Months Ended September 30
	2004	% of total	2003	% of total	2004	% of total	2003	% of total
	(in millions of U.S. dollars)
Property and all Other	$318	25%	$394	40%	$945	28%	$1,057	40%
Casualty	872	71%	562	57%	2,344	69%	1,501	56%
Personal Accident (A&H)	44	4%	32	3%	130	3%	105	4%

Net premiums earned	$1,234	100%	$990	100%	$3,419	100%	$2,663	100%

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
	(in millions of U.S. dollars)
ACE USA	$800	$585	$2,192	$1,581
ACE Westchester Specialty	332	302	912	783
ACE Bermuda	102	103	315	299

Net premiums earned	$1,234	$990	$3,419	$2,663

ACE USA, which includes ACE operations in Canada, provides a broad array of products and services to corporate and consumer clients throughout the U.S. and Canada through licensed insurance companies. Distribution channels include retail brokers, agents, managing general agents, and managing general underwriters. ACE USA’s net premiums earned increased 37 percent and 39 percent in the three and nine months ended September 30, 2004, respectively, compared with the same periods in 2003. ACE USA’s growth in the current periods was driven by casualty business, where submission levels have been strong. In 2004, casualty lines continue to experience generally more favorable policy terms and conditions and a more favorable rate environment than property business. As a result, ACE USA has experienced increased opportunity to write these lines at adequate margins. ACE USA reported solid growth in excess workers’ compensation (primarily high deductible policies in national accounts business) due to new business and rate increases. ACE USA also experienced strong demand for small business workers’ compensation coverage and umbrella excess coverage as well as professional liability (mainly D&O) and medical coverages. Additionally, net premiums earned benefited from increased retention – ACE USA’s retention ratio increased to 66 percent for the nine months ended September 30, 2004, compared with 58 percent for the same period in 2003.

ACE Westchester Specialty specializes in the wholesale distribution of excess and surplus lines property, inland marine and casualty coverage and products. ACE Westchester Specialty also provides coverage for agriculture business and specialty programs through its Program division. ACE Westchester Specialty’s net premiums earned increased 10 percent and 16 percent in the three and nine months ended September 30, 2004, respectively, compared with the same periods in 2003. This increase primarily reflects higher casualty writings as well as increased agriculture coverages, reflecting new business growth. Additionally, due to lower reinsurance costs and the growth in casualty business (which we have been retaining more of due to favorable market conditions), the retention ratio for ACE Westchester Specialty has increased to 53 percent for the nine months ended September 30, 2004, compared with 48 percent for the same period in 2003.

ACE Bermuda, which specializes in providing professional lines and excess liability coverage, reported flat net premiums earned in the current quarter and an increase of five percent in the nine months ended September 30, 2004. ACE Bermuda reported growth in excess liability in the current quarter, which was offset by softening rates on professional lines and excess property business. ACE Bermuda’s moderate increase in net premiums earned in the nine months ended September 30, 2004, was primarily due to growth in excess liability and professional lines business on the strength of increased rates and new business primarily written in 2003. As can be seen in the current quarter, rate increases for these lines have slowed in 2004 and in some lines rates are declining, which will impact net premiums earned in future quarters.

The loss and loss expense ratio increased 9.9 percentage points and 4.5 percentage points in the three and nine months ended September 30, 2004, respectively, compared with the same periods in 2003. This increase was primarily due to the increased catastrophe charges in the current quarter and to a lesser extent, prior period development. The following table shows the impact of catastrophe charges and prior period development on our loss and loss expense ratio for the three and nine months ended September 30, 2004 and 2003.

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Loss and loss expense ratio, as reported	81.8%	71.9%	74.4%	69.9%
Catastrophe charges impact	10.9%	2.0%	4.0%	0.8%
Adverse prior period development impact	3.4%	3.0%	2.9%	2.9%

Loss and loss expense ratio, adjusted	67.5%	66.9%	67.5%	66.2%

Catastrophe charges in the nine months ended September 30, 2004, and 2003, were $126 million and $20 million, respectively, all occurring in the third quarter of each year. For the three months ended September 30, 2004, the adverse prior period development was $42 million, representing 0.6 percent of $7.2 billion of the segment’s unpaid loss and loss expense reserves at the beginning of the period. The overall adverse experience was the net result of several underlying favorable and adverse movements, the most significant of which are as follows. There was adverse development of approximately $35 million (accident years 2002 and prior) as a consequence of an increase in case reserves following updated claim information received during the quarter for two excess professional lines policies written by ACE Bermuda. In addition, there was approximately $69 million in adverse development in our domestic US run-off operations following completion in the quarter of reserve studies which reflected higher than anticipated actual loss experience.

The major lines of business impacted were an open market facility writing specialty business ($28 million across accident years 1998-2002), a middle market block of business ($21 million in accident years 2001 and prior), and a block of agents’ errors and omissions business ($20 million in accident years 2000 and prior). The aviation business experienced approximately $24 million of adverse development spread across accident year 2003 and prior whilst the block of guaranteed cost workers compensation business experienced $10 million of adverse development following the completion of periodic reserve studies in the quarter. The held reserves also experienced favorable development. On certain lines offering short-tail coverage there was $83 million of favorable experience arising from lower than anticipated claims experience involving accident years 2002 and 2003. Favorable development of $16 million on accident years 2002 and prior was also experienced on the excess liability book where the actuarial assumptions were revised this quarter to reflect favorable claims emergence relative to expectations. While we perform annual loss reserve studies for all product lines, the timing of such studies vary throughout the year. Additionally, for each product line, we review the emergence of actual losses relative to expectations used in reserving each quarter. If warranted from findings in loss emergence tests, we will accelerate the timing of our product line reserve studies.

The remaining increase in the loss and loss expense ratio of 0.6 percentage points and 1.3 percentage points in the three and nine months ended September 30, 2004, was principally the result of casualty lines comprising a higher proportion of net premiums earned in 2004 relative to 2003. Due to their longer claim pay-out duration, casualty lines exhibit a higher loss and loss expense ratio relative to other types of business.

The policy acquisition cost ratio decreased in the current periods because the rate increases in policy rates outpaced the rate of increase in policy acquisition costs, such as premium taxes and commission expenses, particularly on casualty lines which constitute a higher proportion of our business in the current periods. Administrative expenses increased 25 percent and 18 percent in the three and nine months ended September 30, 2004, respectively, primarily due to the increased costs associated with servicing the growth in Insurance – North American’s product lines. The administrative expense ratio declined in the nine months ended September 30, 2004, due to an increase in net premiums earned that outpaced the growth in expenses.

Insurance – North American reported declines in underwriting income in the current periods primarily due to higher loss and loss expense ratios, partially offset by increases in net premiums earned.

Insurance - Overseas General

The Insurance – Overseas General segment comprises ACE International, our network of indigenous insurance operations, and the insurance operations of ACE Global Markets. The Insurance – Overseas General segment writes a variety of insurance products including property, casualty, professional lines (D&O and E&O), marine, energy, aviation, political risk, consumer-oriented products and A&H – principally being personal accident.

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
	(in millions of U.S. dollars)
Net premiums written	$980	$872	$3,283	$2,769
Net premiums earned	1,086	882	3,196	2,556
Losses and loss expenses	653	529	1,879	1,541
Policy acquisition costs	199	170	579	485
Administrative expenses	139	121	416	356

Underwriting income	$95	$62	$322	$174

Net investment income	61	39	164	111
Other (income) expense	3	3	10	4
Income tax expense	42	12	154	55
Net realized gains (losses)	2	4	29	(7)

Net income	$113	$90	$351	$219

Loss and loss expense ratio	60.1%	59.9%	58.8%	60.3%
Policy acquisition cost ratio	18.3%	19.3%	18.1%	19.0%
Administrative expense ratio	12.8%	13.7%	13.0%	13.9%
Combined ratio	91.2%	92.9%	89.9%	93.2%

Insurance – Overseas General’s net premiums written increased 12 percent and 19 percent (6 percent and 9 percent adjusting for foreign exchange) in the three and nine months ended September 30, 2004, respectively, compared with the same periods in 2003. This increase was primarily due to growth at ACE International in the current periods. Additionally, Insurance – Overseas General’s current period net premiums written benefited from higher retention of gross premiums written. The retention ratio was 74 percent for the nine months ended September 30, 2004 compared with 72 percent in the same period in 2003.

ACE International’s P&C operations are organized geographically along product lines. Property insurance products include traditional commercial fire coverage as well as energy industry-related coverages. Principal casualty products are commercial general liability and liability coverage for multinational organizations. Through our professional lines, we provide D&O and professional indemnity coverages for medium to large clients. The A&H insurance operations provide principally accident coverage to individuals and groups outside of U.S. insurance markets. ACE International’s net premiums written increased 20 percent and 25 percent in the three and nine months ended September 30, 2004, respectively (12 percent adjusting for foreign exchange). Reporting higher premium production across most regions, ACE International recorded net premiums written of $744 million and $2.5 billion in the three and nine months ended September 30, 2004, respectively. ACE International’s increase in net premiums written in the current periods was primarily driven by ACE Europe and ACE Asia Pacific, as both regions reported double-digit growth in P&C and A&H business, due to rising rates and new business. Additionally, ACE Latin America reported growth in A&H business, a result of successful marketing campaigns in Mexico and Brazil.

ACE Global Markets primarily underwrites P&C insurance through Lloyd’s Syndicate 2488 and ACE European Group Limited (formerly ACE INA UK Limited). The main lines of business include aviation, property, energy, professional lines, marine, political risk and A&H. ACE Global Markets’ net premiums written declined seven percent to $236 million in the current quarter primarily due to soft market conditions within the property and energy lines. In the nine months ended September 30, 2004, ACE Global Markets reported an increase in net premiums written of two percent to $823 million. Rate increases continue to be obtained on professional lines, A&H, aviation and marine business, however the professional lines market is becoming less favorable and property and energy lines are experiencing rate reductions of approximately 5 and 12 percent, respectively. The recent hurricane activity in the Caribbean and U.S. may have an impact on property rates going forward.

The following two tables provide a line of business and entity/divisional breakdown of Insurance – Overseas General’s net premiums earned for the current periods.

	Three Months Ended September 30				Nine Months Ended September 30
	2004	% of total	2003	% of total	2004	% of total	2003	% of total
	(in millions of U.S. dollars)
Property and all Other	$327	30%	$258	29%	$972	30%	$792	31%
Casualty	513	47%	424	48%	1,518	48%	1,197	47%
Personal Accident (A&H)	246	23%	200	23%	706	22%	567	22%

Net premiums earned	$1,086	100%	$882	100%	$3,196	100%	$2,556	100%

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
	(in millions of U.S. dollars)
ACE Europe	$477	$375	$1,435	$1,059
ACE Asia Pacific	129	99	358	271
ACE Far East	98	89	288	266
ACE Latin America	88	75	255	212

ACE International	792	638	2,336	1,808
ACE Global Markets	294	244	860	748

Net premiums earned	$1,086	$882	$3,196	$2,556

Insurance – Overseas General increased net premiums earned 23 percent and 25 percent in the three and nine months ended September 30, 2004, respectively, compared with the same periods in 2003. Adjusting for the devaluation of the U.S. dollar, Insurance – Overseas General’s net premiums earned increased 15 percent and 16 percent in the three and nine months ended September 30, 2004, respectively. Consistent with the trend in net premiums written, the major driver of growth was ACE Europe which contributed close to 60 percent of Insurance – Overseas General’s increase in net premiums earned in the nine months ended September 30, 2004. ACE Europe has been experiencing several quarters of increased production across most of its product offerings and has also been bolstered by the appreciation of foreign currencies against the U.S. dollar.

The loss and loss expense ratio increased 0.2 percentage points in the three months ended September 30, 2004, compared with the same quarter in 2003, primarily due to increased catastrophe charges, partially offset by improved prior period development, compared with the same quarter in 2003. For the nine months ended September 30, 2004, our loss and loss expense ratio decreased 1.5 percentage points, primarily due to favorable development, partially offset by increased catastrophe charges. The following table shows the impact of catastrophe charges and prior period development on our loss and loss expense ratio for the three and nine months ended September 30, 2004 and 2003.

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Loss and loss expense ratio, as reported	60.1%	59.9%	58.8%	60.3%
Catastrophe charges impact	5.5%	1.1%	1.5%	0.4%
Adverse (favorable) development impact	(0.7)%	4.0%	(0.6)%	1.8%

Loss and loss expense ratio, adjusted	55.3%	54.8%	57.9%	58.1%

Catastrophe charges in the nine months ended September 30, 2004, and 2003, were $53 million and $10 million, respectively, all occurring in the third quarter of each year. For the three months ended September 30, 2004, there was favorable prior period development of $8 million which represented 0.2 percent of the $4 billion of the segment’s unpaid loss and loss expense reserves at the beginning of the period. The short-tail property and fire lines showed favorable development of $21 million (primarily from accident year 2003) due to lower than anticipated reporting of claims in the current quarter. This was offset by adverse development of $11 million on European marine business (accident years 2001 to 2003) due to the change in reserving assumptions to lengthen loss development factors given a combination of actual claims emergence in the quarter and a shift in the manner in which we participate in much of this business from primary or lead underwriter to secondary underwriter.

For the three months ended September 30, 2003, Overseas General incurred adverse prior period development of $35 million. The 2003 development is primarily attributed to ACE International’s casualty and consumer lines.

The policy acquisition cost ratio for Insurance – Overseas General improved in the three and nine months ended September 30, 2004, compared with the same periods in 2003. The improvement reflects underwriters’ continued focus on reducing commission charges, with improvements seen particularly within ACE Global Market’s financial lines and A&H divisions, together with changes in business mix. Insurance – Overseas General’s administrative expenses increased 15 percent and 17 percent in the three and nine months ended September 30, 2004, primarily due to the depreciation of the U.S. dollar and increased staff costs at ACE Europe and ACE Asia Pacific. The administrative expense ratio for Insurance – Overseas General improved due to the increase in net premiums earned coupled with a reduction in Lloyd’s charges within ACE Global Markets.

Underwriting income increased in the three and nine months ended September 30, 2004, primarily due to the increase in net premiums earned, combined with stable loss and loss expense ratios over the same periods.

Global Reinsurance

The Global Reinsurance segment comprises ACE Tempest Re Bermuda, ACE Tempest Re USA, ACE Tempest Re Europe, and ACE Tempest Life Re (ACE Life Re). ACE Life Re is our Bermuda-based life reinsurance operation and is addressed separately.

Property and Casualty Reinsurance

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
	(in millions of U.S. dollars)
Net premiums written	$312	$217	$1,245	$1,005
Net premiums earned	362	274	1,037	791
Losses and loss expenses	436	134	769	393
Policy acquisition costs	65	56	203	153
Administrative expenses	16	16	50	45

Underwriting income (loss)	(155)	68	15	200

Net investment income	31	23	87	63
Other (income) expense	—	(1)	—	(2)
Income tax expense (benefit)	(1)	3	3	9
Net realized gains (losses)	2	9	14	36

Net income	$(121)	$98	$113	$292

Loss and loss expense ratio	120.2%	48.9%	74.1%	49.6%
Policy acquisition cost ratio	18.0%	20.4%	19.6%	19.3%
Administrative expense ratio	4.5%	5.7%	4.8%	5.7%
Combined ratio	142.7%	75.0%	98.5%	74.6%

Global Reinsurance’s net premiums written increased 44 percent and 24 percent in the three and nine months ended September 30, 2004, respectively, compared with the same periods in 2003. The growth in net premiums written during the current quarter was mainly a result of higher gross premiums written at ACE Tempest Re USA and ACE Tempest Re Europe, $15 million in reinstatement premiums related to the current quarter’s catastrophe charges and higher retention of gross premiums written. Global Reinsurance’s retention ratio was 91 percent in the current quarter, compared with 79 percent in the same quarter in 2003. The majority of the current quarter’s growth was in non-catastrophe P&C lines, while the amount of reinsurance sold for specific catastrophe risks was lower compared with the same quarter in 2003.

The following two tables provide a line of business and entity/divisional breakdown of Global Reinsurance’s net premiums earned for the three and nine months ended September 30, 2004 and 2003.

	Three Months Ended September 30				Nine Months Ended September 30
	2004	% of total	2003	% of total	2004	% of total	2003	% of total
	(in millions of U.S. dollars)
Property and all Other	$105	29%	$75	27%	$281	27%	$226	28%
Casualty	168	46%	110	40%	504	49%	272	34%
Property catastrophe	89	25%	89	33%	252	24%	293	38%

Net premiums earned	$362	100%	$274	100%	$1,037	100%	$791	100%

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
	(in millions of U.S. dollars)
ACE Tempest Re Europe	$77	$55	$227	$187
ACE Tempest Re USA	194	127	552	325
ACE Tempest Re Bermuda	91	92	258	279

Net premiums earned	$362	$274	$1,037	$791

Net premiums earned increased 32 percent and 31 percent in the three and nine months ended September 30, 2004, respectively, compared with the same periods in 2003. This increase was driven by growth in non-catastrophe P&C business at ACE Tempest Re USA and ACE Tempest Re Europe. Non-catastrophe P&C business has increased steadily over the last several quarters and comprised 76 percent of the net premiums earned in the nine months ended September 30, 2004.

ACE Tempest Re USA, which focuses on writing property per risk and casualty reinsurance, reported a 53 percent and 70 percent increase in net premiums earned in the three and nine months ended September 30, 2004, respectively, compared with the same periods in 2003, primarily due to increased casualty business written and higher renewal rates. ACE Tempest Re Europe, which writes most lines of traditional and non-traditional P&C lines with an orientation towards specialty and short-tail products reported a 40 percent and 21 percent increase in net premiums earned in the three and nine months ended September 30, 2004, respectively. This increase was primarily due to significantly higher casualty writings, and increased retention of business in the current quarter. ACE Tempest Re Bermuda, which principally provides property catastrophe reinsurance globally to insurers of commercial and personal property, reported a one percent and eight percent decrease in net premiums earned in the three and nine months ended September 30, 2004, respectively. ACE Tempest Re Bermuda has been experiencing downward pressure on premium production due to the market-wide decline in rates on property catastrophe business.

The loss and loss expense ratio increased 71.3 percentage points and 24.5 percentage points in the three and nine months ended September 30, 2004, respectively. The following table shows the impact of catastrophe charges and prior period development on our loss and loss expense ratio for the three and nine months ended September 30, 2004 and 2003.

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Loss and loss expense ratio, as reported	120.2%	48.9%	74.1%	49.6%
Catastrophe charges impact	74.9%	4.4%	26.1%	5.9%
Adverse (favorable) development impact	(6.1)%	(1.0)%	(4.6)%	(2.0)%

Loss and loss expense ratio, adjusted	51.4%	45.5%	52.6%	45.7%

Catastrophe charges in the nine months ended September 30, 2004, were $278 million, all occurring in the current quarter. This compares with catastrophe charges of $12 million and $47 million in the three and nine months ended September 30, 2003, respectively. For the three months ended September 30, 2004, Global Reinsurance experienced favorable prior period development of $22 million representing 1.8 percent of the segment’s unpaid loss and loss expense reserves at the beginning of the period. The favorable development is primarily related to property and other short-tail lines and resulted from a difference between expected claims emergence pursuant to reserving assumptions used for accident years 2003 and 2002 and actual claims experience reported by ceding companies. For the three months ended September 30, 2003, Global Reinsurance experienced favorable development of $3 million. The 2003 development is principally related to favorable settlement of case reserves on property catastrophe business at ACE Tempest Re Bermuda, certain short-tail property lines at ACE Tempest Re USA, and the aviation line at ACE Tempest Re Europe.

The remaining increase in the loss and loss expense ratio was primarily related to the shift in mix of business that has resulted from growth in non-catastrophe P&C business at ACE Tempest Re USA and ACE Tempest Re Europe. Non-catastrophe P&C business typically exhibits higher loss ratios than property catastrophe business (except in periods with high catastrophe charges). As Global Reinsurance increases non-catastrophe P&C writing, we expect its loss and loss expense ratio to continue to increase in line with what would be expected from a traditional multi-line reinsurer.

Global Reinsurance’s policy acquisition cost ratio declined in the current quarter, primarily due to reductions at ACE Tempest Re UK and ACE Tempest Re Bermuda. ACE Tempest Re UK’s policy acquisition ratio declined due to a variation in the mix of policies compared to the prior year, while ACE Tempest Re Bermuda had non-renewals of two treaties with relatively high-acquisition cost treaties. For the nine months ended September 30, 2004, Global Reinsurance’s policy acquisition ratio increased due to the higher proportion of business generated from ACE Tempest Re USA, relative to ACE Tempest Re Europe and ACE Tempest Re Bermuda. ACE Tempest Re USA’s business is written more on a pro-rata basis (versus excess-of-loss), which incurs higher acquisition costs due to the higher level of ceding commissions paid. Administrative expenses increased in the three and nine months ended September 30, 2004, primarily due to higher staffing costs to support growth in business at ACE Tempest Re USA. The administrative expense ratio decreased due to increased net premiums earned.

In the current quarter Global Reinsurance reported an underwriting loss of $155 million. Underwriting income declined 93 percent in the nine months ended September 30, 2004. The deterioration in the current periods is a result of the catastrophe charges discussed above, partially offset by higher net premiums earned, and the increased favorable prior period development. Foreign exchange did not have a material impact on Global Reinsurance’s underwriting (loss) income in the three and nine months ended September 30, 2004

Life Reinsurance

ACE Life Re principally provides reinsurance coverage to other life insurance companies, focusing on guarantees included in certain fixed and variable annuity products. We do not compete on a traditional basis for pure mortality business. The reinsurance transactions we undertake typically help clients – ceding companies – to manage mortality, morbidity, investment, and/or lapse risks embedded in their book of business. We price life reinsurance using actuarial and investment models that incorporate a number of factors, including assumptions for mortality, morbidity, expenses, demographics, persistency, investment returns and inflation. We assess the performance of our life reinsurance business based on life underwriting income which includes net investment income.

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
	(in millions of U.S. dollars)
Net premiums written	$59	$47	$165	$138
Net premiums earned	60	46	165	136
Life and annuity benefits	48	45	134	137
Policy acquisition costs	6	5	17	11
Administrative expenses	1	—	3	2
Net investment income	8	10	24	25

Life underwriting income	13	6	35	11
Net realized gains (losses)	(37)	1	(47)	(10)

Net income (loss)	$(24)	$7	$(12)	$1

Life underwriting income improved in the three and nine months ended September 30, 2004, compared with the same periods in 2003, primarily due to the increase in net premiums earned, combined with stable life and annuity benefits. Net premiums earned increased in the current periods primarily due to higher variable annuity production. Life and annuity benefits were stable due to the increased proportion of premium volume from variable annuity products, which typically have lower expected benefit pay-outs than other business. Net income decreased in the three and nine months ended September 30, 2004, due to the large net realized loss in the current quarter. The net realized loss was primarily a result of the decline in interest rates during the current quarter, which required a fair value adjustment of the derivative component of certain variable annuity products.

Financial Services

The Financial Services segment consists of our financial solutions business and our proportionate share of Assured Guaranty’s earnings; which is 100 percent through April 28, 2004 and 34.7 percent thereafter. The financial solutions operations provide one-off insurance and reinsurance solutions to clients with unique or complex risks, which are not adequately addressed in the traditional insurance market. Each financial solutions contract is structured to meet the needs of each client. Assured Guaranty provides credit enhancement products to the municipal finance, structured finance and mortgage markets.

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

From April 29, 2004, our proportionate share of Assured Guaranty’s earnings is reflected in “Other (income) expense” in our consolidated income statement. The equity pick-up from Assured Guaranty for the three and nine months ended September 30, 2004, was $22 million and $30 million, respectively.

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
	(in millions of U.S. dollars)
Net premiums written	$68	$105	$290	$763
Net premiums earned	111	205	424	629
Losses and loss expenses	116	144	291	466
Policy acquisition costs	2	17	22	45
Administrative expenses	4	22	38	60

Underwriting income (loss)	$(11)	$22	$73	$58

Net investment income	29	49	118	149
Other (income) expense	(22)	1	(11)	—
Interest expense	2	2	5	5
Income tax expense	—	17	31	54
Net realized gains (losses)	(3)	29	(30)	98

Net income	$35	$80	$136	$246

Loss and loss expense ratio	104.7%	70.2%	68.6%	74.0%
Policy acquisition cost ratio	2.3%	8.7%	5.3%	7.2%
Administrative expense ratio	2.7%	10.6%	8.8%	9.6%
Combined ratio	109.7%	89.5%	82.7%	90.8%

Financial Services reported decreases in net premiums written of 35 percent and 62 percent in the three and nine months ended September 30, 2004, respectively, compared with the same periods in 2003. The decline was primarily a result of the sale of Assured Guaranty, as the second and third quarters of 2004 did not include net premiums written from Assured Guaranty (April 2004 production was offset by the effect of an inter-company reinsurance transaction which resulted in the transfer of unearned premium reserves to the Global Reinsurance segment), while net premiums written from financial guaranty business over the same period in 2003 was $230 million. The current quarter’s rate of decline was less than the nine month period due to the financial solutions unit which increased net premiums written by $73 million in the current quarter. The decrease in this segment’s net premiums written in the nine months ended September 30, 2004, also reflects the first quarter non-renewal of certain financial solutions business and the reversal of unearned premium reserves and related premiums written in connection with the termination of equity CDO business. With respect to the financial solutions business, premium volume can vary significantly from period to period and therefore premiums written in any one period are not indicative of premiums to be written in future periods.

The Financial Services segment reported an increase in underwriting income of 26 percent in the nine months ended September 30, 2004, including an underwriting loss of $11 million in the current quarter. The underwriting loss in the current quarter was primarily a result of a higher loss and loss expense ratio, primarily due to the catastrophe charges which contributed $11 million to the current quarter’s underwriting loss. Additionally, Assured Guaranty contributed underwriting income of $16 million in the three months ended September 30, 2003, compared with nil in the current quarter. The nine months ended September 30, 2004, were also impacted by the sale of Assured Guaranty but to a lesser extent as the company was not sold until the second quarter and the impact of the sale was partially offset by improved financial solutions underwriting income in the second quarter of 2004.

For the three and nine months ended September 30, 2004, Financial Services experienced favorable prior period development of $14 million and $21 million, respectively, representing 0.6 percent and 0.7 percent of the segment’s unpaid loss and loss expense reserves at the beginning of each respective period. For the three months ended September 30, 2004, the favorable development of $14 million is principally attributed to a multi-year claims-made insurance policy for which it was determined that certain claims previously recognized in 2003 and 2002 would fall below policy attachment points. The additional favorable development for the nine months ended September 30, 2004 is attributed to the receipt of ceding company reports updating claims information on a large high excess of loss assumed multi-year contract partially offset by adverse development on two smaller contracts.

Net Investment Income

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
	(in millions of U.S. dollars)
Insurance – North American	$120	$98	$331	$300
Insurance – Overseas General	61	39	164	111
Global Reinsurance – P&C	31	23	87	63
Global Reinsurance – Life	8	10	24	25
Financial Services	29	49	118	149
Corporate and Other	3	(3)	2	(15)

Net investment income	$252	$216	$726	$633

Net investment income is influenced by a number of factors, including the amounts and timing of inward and outward cash flows, the level of interest rates, and changes in overall asset allocation. Net investment income increased 17 percent and 15 percent in the three and nine months ended September 30, 2004, compared with the same periods in 2003. The increased net investment income was primarily due to the positive operating cash flows during 2003 and the nine months ended September 30, 2004 that has resulted in a higher average invested asset base. The annualized average market yield on fixed maturities was 4.0 percent at September 30, 2004.

Net Realized Gains (Losses)

Our investment strategy takes a long-term view, and our investment portfolio is actively managed to maximize total return within certain specific guidelines, designed to minimize risk. Our investment portfolio is reported at fair value. The effect of market movements on our investment portfolio impact income (through net realized gains (losses)) when securities are sold, when “other than temporary” impairments are recorded on invested assets or through the reporting of derivatives at fair value, including financial futures and options, interest rate swaps, GMIB reinsurance, and credit-default swaps. Changes in unrealized appreciation and depreciation on available-for-sale securities, which result from the revaluation of securities held, are reported as a separate component of accumulated other comprehensive income in shareholders’ equity.

The following table presents our pre-tax net realized gains (losses) for the three and nine months ended September 30, 2004 and 2003.

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
	(in millions of U.S. dollars)
Fixed maturities and short-term investments	$19	$16	$67	$77
Equity securities	7	1	75	(53)
Other investments	(10)	(2)	(21)	(13)
Currency	1	3	(2)	18
Financial futures, options and interest rate swaps	(6)	13	23	19
Fair value adjustment on insurance derivatives	(44)	26	(75)	76

Subtotal derivatives	(50)	39	(52)	95

Total net realized gains (losses)	$(33)	$57	$67	$124

Consistent with our investment objectives and the classification of our investment portfolio as available for sale, subject to guidelines as to asset classes, credit quality, and liquidity approved by our Finance Committee, our investment managers generally have the ability to sell fixed maturity, short-term, or equity investments when they determine that an alternative security with comparable risks is likely to provide a higher investment return, considering the realized gain or loss on sale and differential in future investment income. Often, sales of individual securities occur when investment managers conclude there are changes in the credit quality of a particular security or, for other reasons, market value is apt to deteriorate. Further, we may sell securities when we conclude it is prudent to reduce a concentration to a particular issuer or industry. Therefore, sales volume may increase in a volatile credit market in which credit spreads and thus the market value of fixed maturity investments are subject to significant changes in a short period of time. The interest rate environment will tend to have a limited effect on sales volume but extreme conditions could have an affect on the magnitude of realized gains or losses. For example, in a declining rate environment, the market value of securities increase resulting in a greater likelihood of net realized gains and we would tend to reduce the average duration of our fixed maturity investment portfolio whereas an increasing rate environment would tend to have the opposite effect. The effect of a high level of realized losses or gains for a particular period will tend to be offset by increases or decreases in investment income, respectively, in subsequent periods. From a liquidity perspective, our greatest risk is that we could be forced to sell a large volume of securities at a loss (i.e., in a high interest rate environment) to meet operating needs and are thus unable to reinvest proceeds to recoup such losses with future investment income (see section entitled “Liquidity and Capital Resources” for more information).

FAS 133 requires us to recognize all derivatives as either assets or liabilities on our consolidated balance sheet, and measure them at fair value. We record the gains and losses resulting from the fair value measurement of derivatives in net realized gains (losses). We participate in derivative instruments in two principal ways as follows: i) to offer protection to others as the seller or writer of the derivative, such as our credit derivatives business and reinsurance of guaranteed minimum income benefits (GMIBs) that are treated as derivatives for accounting purposes; or ii) to mitigate our own risk, principally arising from our investment holdings. We do not consider either type of transaction to be speculative. We recorded net realized losses of $50 million and $52 million, in the three and nine months ended September 30, 2004, respectively, on all derivative transactions, compared with net realized gains of $39 million and $95 million in the same periods in 2003.

With respect to our credit derivatives and GMIB reinsurance businesses (insurance derivatives), we record a portion of the change in fair value in unpaid loss and loss expenses and future policy benefits for life and annuity contracts, respectively, representing our best estimate of loss pay-outs related to fees or premiums earned, and a portion in net realized gains (losses), representing other changes in fair value. The fair value adjustment included in net realized gains (losses) in the three and nine months ended September 30, 2004, were net realized losses of $44 million and $75 million, respectively, compared with net realized gains of $26 million and $76 million in the same periods in 2003. In 2004, the change in fair value was related to many factors including a loss of approximately $25 million related to the reversal of unrealized gains upon the termination of several credit default swaps. These credit default swaps were covering the equity layer of synthetic CDOs written by our financial solutions business. The unrealized losses were generally offset by increases in net premiums earned. In addition, net realized losses of $41 million and $51 million were reported for GMIB reinsurance in the three and nine months ended September 30, 2004, respectively. This was principally a result of a decrease in interest rates in the third quarter that increased the related fair value liability. In addition to affecting the fair value of guaranties on in-force annuities, interest rate changes also affect the fair value of new annuities attaching to GMIB reinsurance treaties during the current period because they are priced using interest rates prevalent at the inception of the treaty. Based on in-force annuities covered by GMIB reinsurance treaties at September 30, 2004, we estimate that a 50 basis points decline in interest rates would result in an unrealized loss of approximately $40 million. Similarly, we estimate that a one percent decline in the Standard and Poor’s (S&P) Index would result in an unrealized loss of approximately $6 million. These estimated changes in fair value would be recorded as net realized losses in our net income. The gain or loss created by the estimated fair value adjustment will rise or fall each period based on estimated market pricing and may not be an indication of ultimate claims. Fair value is defined as the amount at which an asset or liability could be bought or sold in a current transaction between willing parties. We generally plan to hold derivative financial instruments to maturity. Where we hold derivative financial instruments to maturity, these fair value adjustments would generally be expected to reverse resulting in no gain or loss over the entire term of the contract. However, in the event that we terminate a derivative contract prior to maturity, as a result of a decision to exit a line of business or for risk management purposes, the difference between the final settlement of cash inflows and outflows and financial statement accruals for premiums and losses will be reflected as premiums earned and losses incurred, respectively. Additionally, at termination, any unrealized gain or loss, previously classified as a realized gain or loss, will be reversed and classified as a realized loss or gain, respectively.

A net realized loss of $6 million and a net realized gain of $23 million were recorded on financial futures and option contracts and interest rate swaps in the three and nine months ended September 30, 2004, respectively, compared with net realized gains of $13 million and $19 million in the same periods in 2003. We recorded a net realized loss of $4 million and a net realized gain of $9 million on interest rate swaps in the three and nine months ended September 30, 2004, respectively, compared with a net realized gain of $5 million and a net realized loss of $9 million in the same periods in 2003. The interest rate swaps are designed to reduce the negative impact of increases in interest rates on our fixed maturity portfolio. We recorded a net realized loss of $2 million and a net realized gain of $2 million in the three and nine months ended September 30, 2004, respectively, on our S&P equity index futures contracts as the S&P 500 equity index decreased 1.9 percent and increased 1.5 percent during these periods. We use foreign currency forward contracts to minimize the effect of fluctuating foreign currencies on certain non-U.S. dollar holdings in our portfolio that are not specifically matching foreign currency liabilities. These contracts are not designated as specific hedges and, in accordance with FAS 133, we record all realized and unrealized gains and losses on these contracts as net realized gains (losses) in the period in which the currency values change.

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

Our net realized gains (losses) in the nine months ended September 30, 2004, included write-downs of $15 million related to fixed maturity investments, $5 million related to equity securities and $10 million related to other investments, as a result of conditions which caused us to conclude the decline in fair value of the investment was “other than temporary”. The nine months ended September 30, 2003, included write-downs of $25 million related to fixed maturity investments, $61 million related to equity securities and $20 million related to other investments.

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

See Note 5 to the Interim Consolidated Financial Statements for a table which summarizes for all securities in an unrealized loss position at September 30, 2004 (including securities on loan), the aggregate fair value and gross unrealized loss by length of time the amounts have continuously been in an unrealized loss position.

Other Income and Expense

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
	(in millions of U.S. dollars)
Equity in net income of unconsolidated entities	$(21)	$—	$(31)	$(5)
Minority interest in net income of consolidated entities	(1)	3	11	7
Goodwill impairment	1	—	14	6
Compensation expense relating to IPO	—	—	8	—

Other (income) expense	$(21)	$3	$2	$8

The three and nine months ended September 30, 2004, includes equity in net income of subsidiary of $22 million and $30 million, respectively, from Assured Guaranty, which was offset by $8 million in compensation expense in connection with the settlement of ACE stock awards held by the employees of Assured Guaranty. Additionally, we recognized goodwill impairments of $13 million primarily as a result of a review conducted during the first quarter of 2004 and $1 million as a result of a profitability review performed during the current quarter, when it was determined that current expectations for future profitability of our wholly owned administration company were not sufficient to support a portion of the current carrying amount of goodwill.

Investments and Cash

Our principal investment objective is to ensure that funds are available to meet our insurance and reinsurance obligations. Within this broad liquidity constraint, the purpose of our investment portfolio’s structure is to maximize total return subject to specifically approved guidelines of overall asset classes, credit quality, and liquidity and volatility of expected returns. Our investment portfolio is invested primarily in fixed income securities with an average credit quality of AA, as rated by the independent investment rating service S&P. The portfolio is externally managed by independent, professional, investment managers. The average duration of our fixed income securities was 3.4 years at September 30, 2004, and December 31, 2003. Our “Other investments” principally comprise direct investments, investments in investment funds and investments in limited partnerships.

The following table identifies our invested assets by type held at fair value and cost/amortized cost at September 30, 2004 and December 31, 2003.

	September 30, 2004		December 31, 2003
	Fair Value	Cost/ Amortized Cost	Fair Value	Cost/ Amortized Cost
	(in millions of U.S. dollars)
Fixed maturities	$20,791	$20,325	$18,645	$18,006
Securities on loan	1,044	1,000	684	650
Short-term investments	3,360	3,360	2,928	2,928
Cash	626	626	562	562

	25,821	25,311	22,819	22,146
Equity securities	960	849	544	401
Other investments	1,228	1,159	645	602

Total investments and cash	$28,009	$27,319	$24,008	$23,149

We also gain exposure to equity markets through the use of derivative instruments. The combined equity exposure through both our equity portfolio and derivative instruments was valued at $1.1 billion at September 30, 2004, compared with $662 million at December 31, 2003. The increase of $4 billion in total investments and cash is due to positive cash flows from operations as a result of strong premium volume, increased securities lending collateral and unrealized gains on the portfolio. Additionally, “Other investments” includes our 34.7 percent ($509 million) equity interest in Assured Guaranty. The increase was partially offset by a decline in invested assets due to the sale of Assured Guaranty.

The following tables show the market value of our fixed maturities, short-term investments, securities on loan and cash at September 30, 2004 and December 31, 2003. The first table lists elements according to type, and the second according to S&P credit rating.

	September 30, 2004		December 31, 2003
	Market Value	Percentage of Total	Market Value	Percentage of Total
	(in millions of U.S. dollars)		(in millions of U.S. dollars)
Treasury	$1,491	5.8%	$1,715	7.5%
Agency	1,506	5.8%	1,512	6.6%
Corporate	7,418	28.7%	6,304	27.6%
Mortgage-backed securities	4,940	19.1%	3,894	17.1%
Asset-backed securities	958	3.7%	737	3.2%
Municipal	591	2.3%	1,445	6.3%
Non-U.S.	4,955	19.2%	3,723	16.3%
Cash and short-term investments	3,962	15.4%	3,489	15.4%

Total	$25,821	100%	$22,819	100%

	Market Value	Percentage of Total	Market Value	Percentage of Total
	(in millions of U.S. dollars)		(in millions of U.S. dollars)
AAA	$13,250	51.3%	$12,315	54.0%
AA	4,146	16.1%	3,389	14.8%
A	4,378	17.0%	3,534	15.5%
BBB	2,248	8.7%	1,783	7.8%
BB	752	2.9%	709	3.1%
B	994	3.8%	1,029	4.5%
Other	53	0.2%	60	0.3%

Total	$25,821	100%	$22,819	100%

In accordance with our investment process, we invest in below-investment grade securities through dedicated investment portfolios managed by external investments managers that have investment professionals specifically dedicated to this asset class. At September 30, 2004, our fixed income investment portfolio included below-investment grade securities and non-rated securities which, in total, comprised approximately seven percent of our fixed income portfolio. We define a security as being below-investment grade if it has an S&P credit rating of BB or less. Our below investment-grade and non-rated portfolio includes approximately 500 names, with the top 15 holdings making up approximately 12 percent of the $1.9 billion balance at September 30, 2004. The highest single exposure in this portfolio of securities is $22 million. Below-investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss from default by the borrower is greater with below-investment grade securities. Below-investment grade securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, issuers of below-investment grade securities usually have higher levels of debt and are more sensitive to adverse economic conditions such as recession or increasing interest rates, than are investment grade issuers. We reduce the overall risk in the below-investment grade portfolio, as in all investments, through careful credit analysis, strict investment policy guidelines, and diversification by issuer and/or guarantor as well as by industry.

Unpaid Losses and Loss Expenses

We establish reserves for the estimated unpaid ultimate liability for losses and loss expenses under the terms of our policies and agreements. These reserves take into account estimates both for claims that have been reported and for IBNR, and include estimates of expenses associated with processing and settling claims. The table below presents a rollforward of our unpaid losses and loss expenses for the nine months ended September 30, 2004.

	Gross Losses	Reinsurance Recoverable	Net Losses
	(in millions of U.S. dollars)
Balance at December 31, 2003	$27,155	$13,192	$13,963
Losses and loss expenses incurred	8,060	2,559	5,501
Losses and loss expenses paid	(5,523)	(2,453)	(3,070)
Sale of Assured Guaranty	(456)	(103)	(353)
Other (including foreign exchange revaluation) (1)	367	427	(60)

Balance at September 30, 2004	$29,603	$13,622	$15,981

(1)	Other includes approximately $220 million of gross losses and $140 million of reinsurance recoverable related to ACE increasing its participation in the Lloyds syndicate to 100 percent

The process of establishing reserves for claims can be complex and imprecise as it requires the use of informed estimates and judgments. Our estimates and judgments may be revised as claims develop; as additional experience and other data become available; as new or improved methodologies are developed; and as current laws change. The following table shows our total reserves segregated between case reserves and IBNR reserves.

	September 30, 2004			December 31, 2003
	Gross	Ceded	Net	Gross	Ceded	Net
	(in millions of U.S. dollars)
Case reserves	$13,385	$5,669	$7,716	$13,252	$5,916	$7,336
IBNR	16,218	7,953	8,265	13,903	7,276	6,627

Total	$29,603	$13,622	$15,981	$27,155	$13,192	$13,963

We continually evaluate our reserve estimates taking into account new information and discussion and negotiation with our insureds. While we believe our reserve for unpaid losses and loss expenses at September 30, 2004 is adequate, new information or trends, such as judicial action broadening the scope of coverage or expanding liability, may lead to future developments in ultimate losses and loss expenses significantly greater or less than the reserve provided, which could have a material adverse effect on future operating results. Particularly significant variables for which a change in assumption could have a material effect on unpaid losses and loss expenses include, but are not limited to, the following:

Insurance - North American Segment

Given the long reporting and paid development pattern, the tail factors used to project actual current losses to ultimate losses for claims covered by our middle market workers’ compensation policies require considerable judgment that could be material to consolidated losses and loss expense reserves. Specifically, a one percent change in the tail factor could cause approximately a $43 million change, either positively or negatively, for the selected net loss and loss expense ultimate for that segment. We believe that our selected tail factors represent the most likely loss development based on historical loss payment patterns of this and other comparable long-tail lines of business as well as the current legal and economic environment. The actual tail factor could vary by several percentage points from the tail factor selected. Because tail factors are stated in terms of decimals (e.g., 1.125) and often, the actuary’s choice regarding reasonably supportable tail factors range within percentages of each other, the realistic change in tail factors can be expressed in percentage points.

Insurance – Overseas General

Certain international long tail lines, such as casualty and professional lines, are particularly susceptible to changes in loss trend and claim inflation. Heightened perceptions of tort and settlement awards around the world are increasing the demand for these products as well as contributing to the uncertainty of the reserving estimates. Our reserving methods rely heavily on loss development patterns estimated from historical data and while we attempt to adjust such factors for known changes in the current tort environment, it is possible that such factors may not entirely reflect all recent trends in tort environments. For example, a three month delay of our selected loss development patterns could increase reserve estimates on long tail casualty and professional lines by approximately $69 million.

Global Reinsurance

Typically there is inherent uncertainty around the length of paid and reporting development patterns, especially for certain casualty lines such as excess workers compensation or general liability which may take up to 30 years to fully develop. This uncertainty is accentuated by the need to supplement client development patterns with industry development patterns as justified by the credibility of the data. The underlying source and selection of the final development pattern can thus have a significant impact on the selected net loss and loss expense ultimate. For example, a 10 percent slowing or quickening of the development pattern for certain long-tail lines could cause the ultimate loss derived by the Bornhuetter-Ferguson method to increase by as much as 5 percent, or $30 million.

Assumed Reinsurance

At September 30, 2004, unpaid losses and loss expenses for the Global Reinsurance segment aggregated to $1.6 billion, consisting of $330 million of case reserves and $1.3 billion of incurred but not reported loss reserves.

Prior to 2000, our reinsurance operations had been concentrated in the property catastrophe reinsurance market. For catastrophe business, we principally estimate unpaid losses and loss expenses on an event basis by considering various sources of information including specific loss estimates reported by our cedants, ceding company and overall industry loss estimates reported by our brokers, and our internal data regarding reinsured exposures related to the geographical location of the event. The latter internal analysis enables us to establish catastrophe reserves for known events with more certainty at an earlier date than would be the case if we solely relied on reports from third parties to determine carried reserves.

In 2000, we began writing casualty lines of reinsurance in the United States, and to a lesser extent, Europe, Asia, and Australia. Given the long-tail nature of this business, these new lines have both increased the amount of reserves in the Global Reinsurance segment as well as the uncertainty in the loss estimation process. For our casualty reinsurance business, we generally rely on ceding companies to report claims and then use that data as a key input to estimate unpaid losses and loss expenses. Due to the reliance on claims information reported by ceding companies, as well as other factors, the estimation of unpaid losses and loss expenses for assumed reinsurance includes certain risks and uncertainties that are unique relative to our direct insurance business. These include, but are not necessarily limited to, the following:

•	The reported claims information could be inaccurate.

•	Typically a lag exists between the reporting of a loss event to a ceding company and its reporting to us as a reinsurance claim. The use of a broker to transmit financial information from a ceding company to us increases the reporting lag. Because most of our reinsurance business is produced by brokers, ceding companies generally first submit claim and other financial information to brokers who then report the proportionate share of such information to each reinsurer of a particular treaty. The reporting lag generally results in a longer period of time between the date a claim is incurred and the date a claim is reported compared to direct insurance operations. Therefore, the risk of delayed recognition of loss reserve development is higher for assumed reinsurance than for direct insurance lines.

•	The historical claims data for a particular reinsurance agreement can be limited relative to our insurance business in that there may be less historical information available. Additionally, for many coverages, such as excess of loss contracts, there may be relatively few expected claims in a particular year so the actual number of claims may be susceptible to significant variability. In such cases, the actuary often relies on industry data from several recognized sources.

We mitigate the above risks in several ways. In addition to routine analytical reviews of ceding company reports to ensure reported claims information appears reasonable, we perform regular underwriting and claims audits of certain ceding companies to ensure reported claims information is accurate, complete, and timely. As appropriate, audit findings are used to adjust claims in the reserving process. We also use our knowledge of the historical development of losses from individual ceding companies to adjust the level of adequacy we believe exists in the reported ceded losses.

Within the Insurance – North American segment, we also have exposure to certain liability reinsurance lines that have been in run-off since 1994. Unpaid losses and loss expenses relating to this run-off reinsurance business resides within the Brandywine Division of our Insurance – North American segment. Most of the remaining unpaid losses and loss expense reserves for the run-off reinsurance business relate to asbestos and environmental claims. (See section entitled “Asbestos and Environmental Claims for more information)

Asbestos and Environmental Claims

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

The table below presents selected loss reserve data for A&E exposures at September 30, 2004 and December 31, 2003.

	September 30, 2004		December 31, 2003
	Gross	Net	Gross	Net
	(in millions of U.S. dollars)
Asbestos	$2,730	$172	$3,026	$300
Environmental and other latent exposures	1,007	155	1,148	250

Total	$3,737	$327	$4,174	$550

Paid losses in the nine months ended September 30, 2004 for asbestos claims were $300 million on gross reserves and $131 million on net reserves. Foreign exchange revaluation decreased the gross asbestos reserve by $2 million and increased the net reserve by $1 million in 2004. Environmental and other latent exposure claim payments were $141 million on gross reserves and $95 million on net reserves in the nine months ended September 30, 2004. The gross and net reserves for asbestos at December 31, 2003 were increased to reflect a reclassification of pre-1987 asbestos claims from general liability reserves for comparative purposes.

Our exposure to A&E claims principally arises out of liabilities acquired when we purchased Westchester Specialty in 1998 and the P&C business of CIGNA in 1999, with the larger exposure contained within the liabilities acquired in the CIGNA transaction. In 1996, prior to our acquisition of the P&C business of CIGNA, the Pennsylvania Insurance Commissioner approved a plan to restructure INA Financial Corporation and its subsidiaries which included a division of Insurance Company of North America (“INA”) into two separate corporations: (1) an active insurance company that retained the INA name and continued to write property-casualty business and (2) an inactive run-off company, now called Century Indemnity Company (“Century”), that succeeded to the A&E and other liabilities of INA under certain policies. As part of this restructuring, the A&E liabilities of various domestic and international INA subsidiaries were reinsured to Century and other subsidiaries of Brandywine Holdings Corporation (“Brandywine”), the current parent company of Century. As part of our 1999 acquisition of the P&C business of CIGNA, we acquired Brandywine and its various subsidiaries, including Century.

We are currently conducting a review of the numerous agreements and arrangements entered into in 1996 to accomplish the INA Financial restructuring, including the dividend retention fund and aggregate excess of loss reinsurance agreement discussed below, as well as certain agreements entered into in connection with the NICO/Bradywine cover discussed below, to determine the implications, which could be substantial, of our options with respect to our ongoing relationship with Century and the other Brandywine companies.

As part of the acquisition of Westchester Specialty, National Indemnity Company (“NICO”) provided $750 million of reinsurance protection for adverse development on loss and loss adjustment expense reserves. At September 30, 2004, the remaining unused limit in this NICO Westchester Specialty cover was $600 million.

As part of the acquisition of the CIGNA P&C business, NICO provided $2.5 billion of reinsurance protection to Century on all Brandywine loss and loss adjustment expense reserves, for any uncollectible reinsurance and on the A&E reserves of the domestic and international ACE INA insurance subsidiaries reinsured by Century. The benefits of this NICO contract flow to the other Brandywine companies and to the ACE INA insurance subsidiaries through reinsurance agreements between those companies and Century. This NICO/Brandywine cover was exhausted on an incurred basis with the increase in our A&E reserves in the fourth quarter of 2002.

The domestic ACE INA companies retain two primary funding obligations associated with the run-off Brandywine operations: a dividend retention fund obligation and required reinsurance coverage provided under an aggregate excess of loss reinsurance agreement. In accordance with the Brandywine restructuring order, INA Financial Corporation established and funded a dividend retention fund (the “Dividend Retention Fund”) consisting of $50 million plus investment earnings. Pursuant to terms of the restructuring, the full balance of this Dividend Retention Fund was contributed to Century as of December 31, 2002. To the extent in the future that dividends are paid by INA Holdings Corporation to its parent, INA Financial Corporation, and to the extent that INA Financial Corporation then pays such dividends to INA Corporation, a portion of those dividends must be withheld to replenish the principal of the Dividend Retention Fund to $50 million within five years. In 2003 and thus far in 2004, no such dividends were paid, and therefore no replenishment of the Dividend Retention Fund occurred. This dividend fund obligation, to maintain and to replenish the fund as necessary and to the extent dividends are paid, is ongoing until ACE INA receives prior written approval from the Pennsylvania Commissioner of Insurance to terminate the fund.

In addition, the ACE INA insurance subsidiaries are obligated to provide insurance coverage to Century in the amount of $800 million under an aggregate excess of loss reinsurance agreement (the “XOL Agreement”) if the statutory capital and surplus of Century falls below $25 million or if Century lacks liquid assets with which to pay claims as they become due, after giving effect to contribution of any Dividend Retention Fund balance. Coverage under the XOL Agreement was triggered as of December 31, 2002 following contribution of the Dividend Retention Fund balance. Approximately $463 million in GAAP basis losses were ceded under the XOL Agreement at September 30, 2004. Century reports the amount ceded under the XOL Agreement in accordance with statutory accounting principles which differ from GAAP by, among other things, allowing Century to discount its reserves.

The Pennsylvania Insurance Department requires a biennial, external actuarial review of liabilities residing in Century Indemnity Company as well as certain other U.S. subsidiaries of Brandywine. That review was last completed during the first quarter of 2003 and we recorded the financial impact in the year ended December 31, 2002. We expect the next review to be completed during the fourth quarter of 2004 and to record any financial impact in the year ending December 31, 2004.

In a lawsuit filed in the state of California in December 1999, certain of our competitors have challenged the restructuring that resulted in the creation of Brandywine. The restructuring was previously upheld by the Pennsylvania Supreme Court in July 1999. The lawsuit alleges that the restructuring does not effectively relieve the insurance subsidiary that issued the policies prior to the restructuring (Insurance Company of North America) from liabilities for claims on those policies by California policyholders. The California trial court has held in response to a pre-trial motion that a California statute does prohibit the transfer of California policies to a subsequent legal entity without the consent of the policyholders and noted that consent was not received in the context of the Brandywine restructuring. ACE intends to appeal this decision following completion of the remaining issues in the case in the trial court. The liabilities that are the subject of this California lawsuit are included within our A&E reserves for Brandywine.

The current case law regarding A&E claims can be characterized as still evolving and we do not believe that any firm direction will develop in the near future. Therefore, it is not possible to determine the future development of A&E claims with the same degree of reliability as with other types of claims. Such future development will be affected by the extent to which courts continue to expand the liabilities of defendants as well as to expand the intent of the policies and the scope of the coverage, as they have in the past.

The U.S. Congress has from time to time considered possible legislation with respect to U.S. asbestos bodily-injury claims. We cannot predict if and when any such legislation will be enacted, what the terms of any such legislation would be and what the costs and benefits to ACE would be.

More information relating to our A&E loss reserves is included in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2003.

Reinsurance

One of the ways we manage our loss exposure is through the use of reinsurance. While reinsurance agreements are designed to limit our losses from large exposures and permit recovery of a portion of direct unpaid losses, reinsurance does not relieve us of liability to our insureds. Accordingly, the losses and loss expense reserves on our balance sheet represent our total unpaid gross losses. The reinsurance recoverable represents anticipated recoveries of a portion of those gross unpaid losses as well as amounts recoverable from reinsurers with respect to claims paid. The table below presents our net reinsurance recoverable at September 30, 2004 and December 31, 2003.

	September 30 2004	December 31 2003
	(in millions of U.S. dollars)
Reinsurance recoverable on paid losses and loss expenses	$1,059	$1,277
Bad debt reserve on paid losses and loss expenses	(428)	(403)
Reinsurance recoverable on future policy benefits	16	15
Reinsurance recoverable on unpaid losses and loss expenses	14,222	13,749
Bad debt reserve on unpaid losses and loss expenses	(600)	(557)

Net reinsurance recoverable	$14,268	$14,081

We evaluate the financial condition of our reinsurers and potential reinsurers on a regular basis and also monitor concentrations of credit risk with reinsurers. Provisions have been established for amounts estimated to be uncollectible.

Following is a breakdown of our reinsurance recoverable on paid losses at September 30, 2004 and December 31, 2003:

	September 30, 2004			December 31, 2003
Category	Amount	Bad Debt Reserve	% of Total Reserve	Amount	Bad Debt Reserve	% of Total Reserve
	(in millions of U.S. dollars)
General collections	$550	$46	8.4%	$730	$45	6.2%
Other	509	382	75.0%	547	358	65.4%

Total	$1,059	$428	40.4%	$1,277	$403	31.6%

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

The following tables provide a listing of our largest reinsurers (on a one quarter lag basis) with the first category representing the top ten reinsurers and the second category representing the remaining reinsurers with balances greater than $20 million. The third category includes amounts due from over 2,500 companies, each having balances of less than $20 million. Our bad debt reserve in the three categories is principally based on an analysis of the credit quality of the reinsurer and collateral balances. The next category, mandatory pools and government agencies, includes amounts backed by certain state and federal agencies. In certain states, insurance companies are required by law to participate in these pools. The fifth category, structured settlements, includes annuities purchased from life insurance companies to settle claims. Since we retain the ultimate liability in the event that the life company fails to pay the claimant, we reflect the amount as a liability and as a recoverable for GAAP purposes. These amounts are not subject to dispute and we establish our bad debt reserve based on the application of historical collection experience. The next category, captives, includes companies established and owned by our insurance clients to assume a significant portion of their direct insurance risk from us, i.e., they are structured to allow clients to self-insure a portion of their insurance risk. It is generally our policy to obtain collateral equal to expected losses; where appropriate, exceptions are granted, but only with review and sign-off at a senior officer level. Our final category, other, includes amounts recoverable that are in dispute or are from companies that are in judicial or administrative supervision, rehabilitation or liquidation. We establish our bad debt reserve for these categories based on a case by case analysis of individual situations, including credit and collateral analysis and consideration of our collection experience in similar situations. At June 30, 2004, we held collateral of $2.7 billion, of which $1.7 billion was matched and usable against existing recoverables.

Breakdown of Reinsurance Recoverable	June 30 2004	Bad Debt Reserve	% of Gross
	(in millions of U.S. dollars)
Categories
Top 10 reinsurers	$7,964	104	1.3%
Other reinsurers balances greater than $20 million	3,263	138	4.2%
Other reinsurers balances less than $20 million	1,044	107	10.2%
Mandatory pools and government agencies	706	3	0.4%
Structured settlements	424	2	0.5%
Captives	1,013	1	0.1%
Other	959	644	67.2%

Total	$15,373	$999	6.5%

Top 10 Reinsurers (net of collateral)

Berkshire Hathaway Insurance Group	Lloyd’s of London
CIGNA	Munich Re
Equitas	St. Paul Travelers Companies
GE Global Insurance Group	Swiss Re Group
Hannover	XL Capital Group

Other Reinsurers Balances Greater Than $20 million (net of collateral)

AIOI Insurance	Electric Insurance Company	Overseas Partners Ltd.
Allianz Group	Endurance Specialty	Partner Re
American International Group	Everest Re Group	Platinum Underwriters
Arch Capital	Fairfax Financial	QBE Insurance
Aspen Insurance Holdings Ltd	FM Global Group	Renaissance Re Holdings Ltd.
AVIVA	Gerling Group	Royal & Sun Alliance Insurance Group Plc
AXA	Great American P&C Insurance Companies	SCOR Group
Chubb Insurance Group	Hartford Insurance Group	Sompo Japan
CNA Insurance Companies	Independence Blue Cross (Amerihealth)	Toa Reinsurance Company
Constellation Reinsurance Company	ING – Internationale Nederlanden Group	Trenwick Group
Converium Group	Liberty Mutual Insurance Companies	White Mountains Insurance Group
DaimlerChrysler Insurance Company	Millea Holdings	WR Berkley Corp.
Dominion Ins. Co. Ltd	Mitsui Sumitomo Insurance Company Ltd	Zurich Financial Services Group

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

As an insurance company, one of our principal responsibilities to our clients is to ensure that we have ready access to funds to settle large unforeseen claims. Given anticipated growth in premiums and a lengthening of the average duration of our claim liabilities due to a higher proportionate growth in long-tail relative to short-tail business, we expect that positive cash flow from operations (underwriting activities and investment income) will be sufficient to cover cash outflows under most loss scenarios through 2005. To further ensure the sufficiency of funds to settle unforeseen claims, we hold a certain amount of invested assets in cash and short-term investments and maintain available credit facilities. In addition, for certain insurance, reinsurance, or deposit contracts that tend to have relatively large and reasonably estimable cash outflows, such as loss portfolio contracts, we attempt to establish dedicated portfolios of assets that are duration-matched with the related liabilities. With respect to the duration of our overall investment portfolio, we manage asset durations to both maximize return given current market conditions and provide sufficient liquidity to cover future loss payments. In a low rate environment, the overall duration of our fixed maturity investments tends to be shorter and in a high rate environment, such durations tend to be longer. Given the current low rate environment, at September 30, 2004, the average duration of our fixed maturity investments is less than the average expected duration of our insurance liabilities.

Despite our safeguards, if paid losses accelerated beyond our ability to fund such paid losses from current operating cash flows, we might need to either liquidate a portion of our investment portfolio or arrange for financing. Potential events causing such a liquidity strain could be several significant catastrophic events occurring in a relatively short period of time or large scale uncollectible reinsurance recoverables on paid losses (as a result of coverage disputes, reinsurers’ credit problems or decreases in the value of collateral supporting reinsurance recoverables). Additional strain on liquidity could occur if the investments sold to fund such paid losses were sold at depressed prices. Because each subsidiary focuses on a more limited number of specific product lines than is collectively available from the ACE group of companies, the mix of business tends to be less diverse at the subsidiary level. As a result, the probability of a liquidity strain, as described above, may be greater for individual subsidiaries than when liquidity is assessed on a consolidated basis. If such a liquidity strain were to occur in a subsidiary, we may be required to contribute capital to the particular subsidiary and/or curtail dividends from the subsidiary to support holding company operations. With respect to the catastrophe charges during the quarter ended September 30, 2004, we anticipate all loss payments will be funded in the ordinary course of business due to positive operating cash flow combined with adequate balances of cash and short-term investments.

The payments of dividends or other statutorily permissible distributions from our operating companies are subject to the laws and regulations applicable to each jurisdiction, as well as the need to maintain capital levels adequate to support the insurance and reinsurance operations, including financial strength ratings issued by independent rating agencies, which are discussed below. During the nine months ended September 30, 2004, we were able to meet all of our obligations, including the payment of dividends declared on our Ordinary Shares and Preferred Shares, with our net cash flow and dividends received. Should the need arise, we generally have access to the debt markets and other available credit facilities that are discussed below.

We assess which subsidiaries to draw dividends from based on a number of factors. Considerations such as regulatory and legal restrictions as well as the subsidiary’s financial condition are paramount to the dividend decision. The legal restrictions on the payment of dividends from retained earnings by our Bermuda subsidiaries are currently satisfied by the share capital and additional paid-in capital of each of the Bermuda subsidiaries. During the three months ended September 30, 2004, ACE Bermuda and ACE Tempest Life Reinsurance Ltd declared and paid dividends of $55 million and $75 million, respectively. During the nine months ended September 30, 2004, ACE Bermuda and ACE Tempest Life Reinsurance Ltd declared and paid dividends of $227 million and $225 million, respectively. No dividends were declared in the three months ended September 30, 2003. During the nine months ended September 30, 2003, ACE Bermuda declared and paid dividends of $281 million, and ACE Cap Re International Ltd. declared and paid dividends of $25 million.

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

Our sale of 65.3 percent of the common shares of Assured Guaranty in the second quarter generated proceeds, net of offering costs, of approximately $835 million and a return of capital of $200 million from Assured Guaranty, which were used to support our P&C business and strengthen our balance sheet capital position.

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

•	Our consolidated net cash flows from operating activities were $4 billion in the nine months ended September 30, 2004, compared with $2.6 billion in the same period in 2003. The increase of $1.4 billion primarily relates to the increase in net premiums written of $1.2 billion and net investment income of $93 million, combined with a decrease in loss and loss expenses paid of $119 million.

•	Our consolidated net cash flows used for investing activities increased to $3.9 billion in the nine months ended September 30, 2004, and was net of $953 million received from the sale of Assured Guaranty (net of cash sold). This compares with net cash flows used for investing activities of $3.3 billion in the same period in 2003. This increase primarily reflects our strong consolidated net cash flows from operating activities. Net purchases of fixed maturities were $4.3 billion in the nine months ended September 30, 2004, compared with $3.4 billion in the same period in 2003.

•	Our consolidated net cash flows used for financing activities was $95 million in the nine months ended September 30, 2004, compared with net cash flows from financing activities of $434 million in the same period in 2003. The current period included net proceeds of $499 million from our debt issuance, which was partially offset by the repayment of debt and trust preferred securities of $475 million. The same period in 2003 included net proceeds of $557 million from our Preferred Share issuance. In addition, an increase in proceeds of $37 million from the exercise of options for Ordinary Shares during the current period was partially offset by an increase in dividends paid of $33 million on all outstanding shares.

Although our ongoing operations continue to generate positive cash flows, our cash flows are currently impacted by a large book of loss reserves from businesses in run-off. The run-off operations generated negative operating cash flows of $45 million in the nine months ended September 30, 2004, compared with $503 million in the same period in 2003, primarily due to claim payments.

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

Capital Resources

Capital resources consist of funds deployed or available to be deployed to support our business operations. The following table summarizes the components of our capital resources at September 30, 2004 and December 31, 2003.

	September 30 2004	December 31 2003

	(in millions of U.S. dollars)
Short-term debt	$146	$546
Long-term debt	1,849	1,349

Total debt	1,995	1,895

Trust preferred securities	412	475
Preferred Shares	557	557
Ordinary shareholders’ equity	8,922	8,278

Total shareholders’ equity	9,479	8,835

Total capitalization	$11,886	$11,205

Ratio of debt to total capitalization	16.8%	16.9%
Ratio of debt plus trust preferreds to total capitalization	20.3%	21.2%

We believe our financial strength provides us with the flexibility and capacity to obtain funds externally through debt or equity financing on both a short-term and long-term basis. Our ability to access the capital markets is dependent on, among other things, market conditions and our perceived financial strength. We have accessed both the debt and equity markets from time to time.

During the second quarter of 2004, we issued $500 million of ACE INA 5.875 percent senior notes due June 15, 2014. The proceeds of the notes were used, in the current quarter, to repay $75 million of Capital Re trust preferred securities and $400 million of ACE INA 8.2 percent notes due in 2004, and for general corporate purposes.

Our diluted book value per Ordinary Share increased to $31.29 at September 30, 2004, compared with $29.46 at December 31, 2003. In calculating our diluted book value per Ordinary Share, we include in the denominator in-the-money options. The expected proceeds from the in-the-money options are included in the numerator. Shareholders’ equity increased $644 million in the nine months ended September 30, 2004, primarily due to net income of $857 million and cash received on the exercise of options for Ordinary Shares of $73 million, partially offset by dividends declared of $206 million and a decrease in unrealized gain on our investment portfolio of $123 million.

On January 14, 2004 and April 14, 2004, we paid dividends of 19 cents per Ordinary Share to shareholders of record on December 31, 2003 and March 31, 2004, respectively. On July 14, 2004 and October 14, 2004, we paid dividends of 21 cents per ordinary share to shareholders of record on June 30, 2004 and September 30, 2004, respectively. We have paid dividends each quarter since we became a public company in 1993. However, the declaration, payment and value of future dividends on Ordinary Shares is at the discretion of our Board of Directors and will be dependent upon our profits, financial requirements and other factors, including legal restrictions on the payment of dividends and such other factors as our Board of Directors deems relevant. Dividends on the Preferred Shares are payable quarterly, when and if declared by our Board of Directors, in arrears on March 1, June 1, September 1 and December 1 of each year. On March 1, 2004, June 1, 2004, and September 1, 2004 we paid dividends of $4.875 per Preferred Share (which translates to 48.75 cents per Depositary Share) to shareholders of record on February 29, 2004, May 31, 2004, and August 31, 2004, respectively.

As part of our capital management program, in November 2001, our Board of Directors authorized the repurchase of any ACE issued debt or capital securities including Ordinary Shares, up to $250 million. At September 30, 2004, this authorization had not been utilized.

In 2002, we filed a shelf registration statement with the SEC, which became effective in 2003, relating to a number of different types of debt and equity securities. At September 30, 2004, the amount available under the shelf filing was $425 million. During the current quarter, we filed a shelf registration statement with the SEC relating to the issuance of up to $1.5 billion of certain types of debt and equity securities. As of November 8, 2004, this registration statement was not effective.

Credit Facilities

As our Bermuda subsidiaries are not admitted insurers and reinsurers in the U.S., the terms of certain U.S. insurance and reinsurance contracts require them to provide LOCs to clients. In addition, ACE Global Markets is required to satisfy certain U.S. regulatory trust fund requirements which can be met by the issuance of LOCs.

The following table shows our credit facilities by credit line, usage, expiry date and purpose at September 30, 2004.

	Credit Line[1]	Usage	Expiry Date	Purpose
Liquidity Facilities
ACE Limited[2]	$600	$64	April 2007	General Corporate
Secured Operational LOC Facilities
ACE Limited	500	194	Sept. 2007	General Corporate
Unsecured Operational LOC Facilities
ACE Limited	850	619	Sept. 2007	General Corporate
ACE Limited[3]	100	90	Oct. 2004	General Corporate
ACE International	27	—	Various	General Corporate
Unsecured Capital Facilities
ACE Limited[4]	676	676	Nov. 2008	General Corporate

Total	$2,753	$1,643

1.	Certain facilities are guaranteed by operating subsidiaries and/or ACE Limited

2.	Commercial paper back-up facility, may also be used for LOCs

3.	Renewal being finalized at time of filing

4.	Supports ACE Global Markets underwriting capacity for Lloyd’s Syndicate 2488-2004 capacity of £550 million (approximately $1 billion)

During the current quarter we entered into an $850 million unsecured operational LOC facility and a $500 million secured operational LOC facility, both expiring in September 2007. These facilities replace four LOC facilities permitting up to $1.4 billion of LOCs. Upon the effectiveness of the new LOC facilities, all outstanding LOCs issued under the replaced facilities were deemed to have been issued under the unsecured LOC facility and the replaced facilities terminated.

Some of the facilities noted above require that we maintain certain covenants, all of which have been met at September 30, 2004. These covenants include:

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

At September 30, 2004, (a) the minimum consolidated net worth requirement under the covenant described in (i) above was $6.2 billion and our actual consolidated net worth as calculated under that covenant was $8.9 billion; and (b) our ratio of debt to total capitalization was 0.17 to 1.

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

American Jobs Creation Act of 2004

On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law by President Bush. The Act repeals the extraterritorial income exclusion provisions of the Internal Revenue Code, provides a deduction with respect to certain US manufacturing activities, creates a one-time incentive to repatriate earnings from non-US subsidiaries and modifies various provisions of the Code dealing with domestic, international and employee compensation issues. Many provisions of the Act will require further guidance from the Internal Revenue Service to fully assess their implications. While ACE is currently evaluating the impact of the Act on its operations the changes are not expected to have a material effect on ACE’s operating results or financial condition.

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

Our exposure to interest rate risk is concentrated in our fixed income portfolio, and to a lesser extent, our debt obligations. An increase in interest rates of 100 basis points applied instantly across the yield curve would have resulted in a decrease in the market value of our fixed income portfolio of 3.4 percent at September 30, 2004, and December 31, 2003. This equates to a pre-tax decrease in market value of approximately $789 million on a fixed income portfolio valued at $23 billion at September 30, 2004. This compares with an approximately $696 million pre-tax decrease in market value on a fixed income portfolio valued at $20.6 billion at December 31, 2003. An immediate time horizon was used as this presents the worst case scenario.

Our portfolio of equity securities, which we carry on our balance sheet at fair value, has exposure to price risk. This risk is defined as the potential loss in fair value resulting from adverse changes in stock prices. In addition, we attain exposure to the equity markets through the use of derivative instruments which also have exposure to price risk. Our U.S. equity portfolio is highly correlated with the S&P 500 index and changes in that index would approximate the impact on our portfolio. Our international equity portfolio has exposure to a broad range of non-U.S. equity markets, primarily in those countries where we have insurance operations. This portfolio is correlated to movement in each of these countries’ broad equity market. The combined equity exposure through both our portfolios of equity securities and derivative instruments was valued at $1.1 billion at September 30, 2004, compared with $662 million at December 31, 2003. A hypothetical ten percent decline in the price of each stock in our portfolio of equity securities and the index correlated to the derivative instruments would have resulted in pretax declines in fair value of $108 million and $66 million at September 30, 2004 and December 31, 2003, respectively. Changes in fair value of these derivative instruments are recorded as net realized gains (losses) in the consolidated statements of operations. Changes in the fair value of our equity portfolio are recorded as unrealized appreciation (depreciation) and are included as other comprehensive income in shareholders’ equity.

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

Several purported shareholder class action lawsuits have been filed against ACE and certain of its present and former executive officers relating to certain of the practices being investigated by the AG Investigations. In addition, the plaintiffs in a pending lawsuit originally brought by policyholders against brokers has been amended by adding ACE and other carriers as additional defendants. ACE intends to vigorously defend against these actions.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

This table provides information with respect to purchases by the Company of its Ordinary Shares during the three months ended September 30, 2004:

Issuer’s Purchases of Equity Securities*

Period	Total Number of Shares Purchased**	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan*	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan*
July 1, 2004 through July 31, 2004	12,707	$41.93	—	$250 million
August 1, 2004 through August 31, 2004	670	$42.73	—	$250 million
September 1, 2004 through September 30, 2004	—	—	—	$250 million

Total	13,377

*	As part of ACE’s capital management program, in November 2001, the Company’s Board of Directors authorized the repurchase of any ACE issued debt or capital securities including Ordinary Shares, up to $250 million. At September 30, 2004, this authorization had not been utilized.

**	For the three months ended September 30, 2004 this columns relates entirely to the surrender to the Company of shares of Common Stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees

Item 5.	Other Information

1.	On August 13, 2004, the Company declared a quarterly dividend of $0.21 per Ordinary Share payable on October 14, 2004, to shareholders of record on September 30, 2004.

2.	On August 13, 2004, the Company declared a dividend of $4.875 per Preferred Share, payable on September 1, 2004, to shareholders of record on August 31, 2004.

Item 6.	Exhibits

Exhibits

10.1	Reimbursement agreement for $500,000,000 Letter of Credit Facility on a secured basis, dated as of September 22, 2004, among ACE Limited, certain subsidiaries, various lenders and Wachovia Bank, National Association as administrative agent.

10.2	Reimbursement agreement for $850,000,000 Letter of Credit Facility on a unsecured basis, dated as of September 22, 2004, among ACE Limited, certain subsidiaries, various lenders and Wachovia Bank, National Association as administrative agent.

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

ACE LIMITED

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACE LIMITED

November 9, 2004	/S/ EVAN GREENBERG
Evan Greenberg President and Chief Executive Officer

November 9, 2004	/S/ PHILIP V. BANCROFT
Philip V. Bancroft Chief Financial Officer

ACE LIMITED

EXHIBITS

Exhibit Number	Description

Exhibits

10.1	Reimbursement agreement for $500,000,000 Letter of Credit Facility on a secured basis, dated as of September 22, 2004, among ACE Limited, certain subsidiaries, various lenders and Wachovia Bank, National Association as administrative agent.

10.2	Reimbursement agreement for $850,000,000 Letter of Credit Facility on a unsecured basis, dated as of September 22, 2004, among ACE Limited, certain subsidiaries, various lenders and Wachovia Bank, National Association as administrative agent.

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.