Form 10-K
period 2004-12-31
ACE LTD
filed 2005-03-16
CIK 896159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

As of March 9, 2005, there were 287,353,938 Ordinary Shares par value $0.041666667 of the registrant outstanding. The aggregate market value of voting stock held by non-affiliates as of June 30, 2004, was approximately $12 billion. For the purposes of this computation, shares held by directors and officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

Documents Incorporated by Reference

Certain portions of registrant’s definitive proxy statement relating to its Annual General Meeting of Shareholders scheduled to be held on May 26, 2005, are incorporated by reference to Part III of this report.

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

• the ability to collect reinsurance recoverable, credit developments of reinsurers, and any delays with respect thereto and changes in the cost, quality or availability of reinsurance;

• the occurrence of catastrophic events or other insured or reinsured events with a frequency or severity exceeding our estimates;

• actual loss experience from insured or reinsured events and the timing of claim payments;

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

• the competitive environment in which we operate, including trends in pricing or in policy terms and conditions, which may differ from our projections and changes in market conditions that could render our business strategies ineffective or obsolete;

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

• the potential impact from government-mandated insurance coverage for acts of terrorism;

• the availability of borrowings and letters of credit under our credit facilities;

• changes in the distribution or placement of risks due to increased consolidation of insurance and reinsurance brokers;

• material differences between actual and expected assessments for guaranty funds and mandatory pooling arrangements;

• the effects of investigations into market practices in the U.S. property and casualty industry;

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

PART I

ITEM 1. Business

General Development of Business

ACE Limited (ACE) is the Bermuda-based holding company of the ACE Group of Companies incorporated with limited liability under the Cayman Islands Companies Law. We created our business office in Bermuda in 1985 when we initially incorporated the Company and we continue to maintain our business office in Bermuda. Through our various operating subsidiaries, we provide a broad range of insurance and reinsurance products to insureds worldwide through operations in the U.S. and over 50 other countries.

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

During the second quarter of 2004, we completed the sale of 65.3 percent of our financial and mortgage guaranty reinsurance and insurance businesses through the initial public offering (IPO) of 49 million common shares of Assured Guaranty Ltd. (Assured Guaranty) at $18.00 per share. Pursuant to the completion of the IPO, we received proceeds, net of offering costs, of approximately $835 million and a return of capital of $200 million from Assured Guaranty, which were used to support our P&C business and strengthen our balance sheet capital position.

During the first quarter of 2005, we agreed to sell three of our run-off reinsurance units – ACE American Reinsurance Company, Brandywine Reinsurance Co. (UK) Ltd. and Brandywine Reinsurance Company S.A.-N.V. to Randall & Quilter Investment Holdings Limited, an international insurance firm. The sale, which is subject to approval by the Pennsylvania Insurance Department and the U.K. Financial Services Authority, is expected to close in 2005.

Employees

At December 31, 2004, we employed a total of 9,204 employees. Approximately 1,200 of our employees are represented by various collective bargaining agreements, all of which are outside the U.S., U.K. and Bermuda. We believe that employee relations are satisfactory.

Customers

For most of the commercial lines of business that we offer, insureds typically use the services of an insurance broker. An insurance broker acts as an agent for the insureds, offering advice on the types and amount of insurance to purchase and also assisting in the negotiation of price and terms and conditions. We obtain business from all of the major international insurance brokers and typically pay a commission to brokers for any business accepted and bound. In our opinion, no material part of our business is dependent upon a single customer or group of customers. We do not believe that the loss of any one customer would have a material adverse effect on our financial condition or results of operations and no one customer or group of affiliated customers accounts for as much as ten percent of our consolidated revenues.

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

We also make available free of charge through our internet site (under Investor Information / Corporate Governance) our Corporate Governance Guidelines, our Code of Conduct and Charters for our Board Committees. These documents are also available in print to any shareholder who requests them from our Investor Relations Department by:

Telephone: (441) 299-9283

Facsimile: (441) 292-8675

E-mail: investorrelations@ace.bm

Nothing on our internet site should be considered incorporated by reference into this report.

Segment Information

We operate through four business segments: Insurance – North American, Insurance – Overseas General, Global Reinsurance and Financial Services. These business segments were determined under the Statement of Financial Accounting Standard (FAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information” (FAS 131).

The following table sets forth an analysis of net premiums written by segment for the years ended December 31, 2004, 2003 and 2002. Additional financial information about our segments, including revenues by geographic area, is included in Note 19 of the Consolidated Financial Statements.

Years ended December 31 (in millions of U.S. dollars)	2004 Net Premiums Written	Percentage Change	2003 Net Premiums Written	Percentage Change	2002 Net Premiums Written
Insurance – North American	$5,098	27%	$4,015	38%	$2,919
Insurance – Overseas General	4,370	17	3,751	38	2,716
Global Reinsurance – P&C	1,524	24	1,225	58	777
Global Reinsurance – Life	220	19	185	16	159
Financial Services	316	(70)	1,039	(31)	1,497
	$11,528	13%	$10,215	27%	$8,068

Insurance – North American

Background

The Insurance – North American segment comprises our P&C operations in the U.S., Canada and Bermuda. This segment includes the operations of ACE USA (including ACE Canada), ACE Westchester Specialty and ACE Bermuda.

ACE USA comprises the U.S. and Canadian operations of ACE INA, which we acquired in 1999. ACE USA operates through several insurance companies using a network of offices throughout the U.S. and Canada. These operations provide a broad range of P&C insurance and reinsurance products to a diverse group of commercial and non-commercial enterprises and consumers. These products include excess liability, excess property, workers’ compensation, general liability, automobile liability, professional lines, aerospace, accident and health (A&H) coverages as well as claim and risk management products and services.

Following our acquisition of ACE USA, we made substantial structural and operational changes to enhance profitability and operating controls. These changes included restructuring the operating divisions of ACE USA from three large groups to niche product business groups. These restructuring changes were made to enhance ACE USA’s ability to focus on profitable underwriting and to better cross-market products between our U.S. operating groups and our other segments. ACE USA focuses on higher profit potential business in order to achieve its long-term goal of producing an underwriting profit. As a result, ACE USA continually evaluates its lines of business and adjusts its portfolio of products where appropriate. Since 1999, ACE USA has diversified into several new areas, or increased emphasis in areas, and exited contracts and lines of business that did not have a long-term strategic fit.

The operations of ACE USA also include run-off operations, which include Brandywine Holdings Corporation (Brandywine), Commercial Insurance Services (CIS), residual market workers’ compensation business, pools and syndicates not attributable to a single business group, the run-off of open market facilities and the run-off results of various other smaller exited lines of business. Run-off operations do not actively sell insurance products, but are responsible for the management of existing policies and related claims. The Brandywine run-off operation was created in 1996 (prior to our acquisition of ACE INA) by the restructuring of INA’s U.S. operations into two separate operations, ongoing and run-off. ACE Westchester Specialty and Brandywine contain substantially all of ACE INA’s asbestos and environmental (A&E) exposures. Brandywine also contains various run-off insurance and reinsurance businesses. During the first quarter of 2005, we agreed to sell three of our run-off reinsurance units – ACE American Reinsurance Company, Brandywine Reinsurance Co. (UK) Ltd. and Brandywine Reinsurance Company S.A.-N.V. to Randall & Quilter Investment Holdings Limited, an international insurance firm. These three reinsurance units were pre-existing run-off entities at the time of the 1996 restructuring. The sale, which is subject to approval by the Pennsylvania Insurance Department and the U.K. Financial Services Authority, is expected to close in 2005.

With a history that dates back more than 150 years, ACE Westchester Specialty was acquired by ACE in 1998. ACE Westchester Specialty is our U.S.-based wholesale focused excess and surplus (E&S) property and casualty operation.

ACE Bermuda, the founding company of the ACE Group of Companies, writes insurance risks worldwide. Established in Bermuda in 1985 as a catastrophe liability and D&O insurance provider, ACE Bermuda has grown to provide commercial insurance products to a global client base, covering risks that are generally low in frequency and high in severity. Generally, this operation retains significant insurance risk on the contracts that it writes (up to $90 million per risk after reinsurance).

Products and Distribution

ACE USA primarily distributes its insurance products through a limited group of retail and wholesale brokers. In addition to using brokers, certain ACE USA products are also distributed through channels such as general agents, independent agents, wholesale brokers, managing general agents, managing general underwriters and direct marketing operations. ACE USA has also established internet distribution channels for some of its products, primarily at ACE Select Markets and ACE Casualty Risk.

ACE USA’s on-going operations are organized into distinct business groups, each offering specialized products and services targeted at specific niche markets.

• ACE Risk Management (ARM) offers custom coverage solutions for large companies and national accounts. These programs are designed to help large insureds effectively handle the significant costs of financing risk. Products offered include workers’ compensation, general liability and auto liability coverage and stand-alone excess workers’ compensation catastrophe protection. ARM does not discount its reserve for workers’ compensation. ARM also offers wrap-up programs, which protect contractors and project sponsors with multi-risk coverage on large single – and multi-location construction projects.

• ACE Professional Risk (Professional Risk, formerly referred to as ACE Diversified Risk) offers management and professional liability products and commercial surety coverage through a variety of distribution channels, including brokers, agents and direct marketing. In 2002, Professional Risk recognized opportunities within certain segments of the medical liability market and began offering specialized risk coverage for medical professionals. Reported within the Professional

Risk group are ACE USA’s Canadian operations which offer a broad range of P&C products as well as Life and A&H coverage. The Canadian operations specialize in providing customized P&C and A&H products to commercial and industrial clients as well as to groups and associations, operating nationally or internationally.

• ACE U.S. International provides worldwide risk protection by offering P&C coverage for U.S.-based multi-national companies. The group also serves the commercial marine market.

• ACE Specialty Products provides specific risk protection for the power generation industry. In addition, their aerospace division provides satellite and specialized aviation and airport coverage.

• ACE Accident & Health, formed in 2001, works with employers, travel agencies and affinity organizations to offer a variety of personal accident, health and travel insurance coverage to employees, customers and group members.

• ACE Select Markets, formed in 2001, provides specialty personal lines products, including coverage for recreational marine, recreational vehicles, motorcycles, credit card enhancement programs and disaster mortgage protection. ACE Select Markets distributes its products through large specialty agents, alliances and affinity groups, utilizing internet technology.

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

• ACE Global Energy meets the needs of regional and worldwide energy companies by providing onshore property, construction and excess casualty coverages as well as offshore fixed properties and construction coverages for all sizes of risks.

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

ACE Westchester Specialty specializes in the wholesale distribution of E&S property, inland marine and casualty coverage and products. ACE Westchester Specialty also provides coverage for agriculture business and specialty programs through its Program division, writing a variety of commercial coverages through program agents, including sports/leisure activities, farm and crop/hail insurance. These products are also offered to affinity groups and through binding facilities.

ACE Bermuda’s principal lines of business are excess liability, professional lines, excess property and political risk – the latter being written on a subscription basis by Sovereign Risk, a managing agent in which ACE Bermuda has a 50 percent interest. All policy applications (both for renewals and new policies) to ACE Bermuda are subject to underwriting and acceptance by underwriters in its Bermuda office. A substantial number of policyholders meet with ACE Bermuda outside of the U.S. each year to discuss their insurance coverage. ACE Bermuda accesses its clients primarily through the Bermuda offices of major, internationally recognized insurance brokers located outside of the U.S. and believes that conducting its operations through its offices in Bermuda has not materially or adversely affected its underwriting and marketing activities to date.

Underwriting

Operating in a market in which capacity and price adequacy for products can change dramatically, the underwriting strategy for ACE USA and ACE Westchester Specialty is to employ consistent, disciplined pricing and risk selection in order to maintain a profitable book of business. Our priority is to ensure adherence to criteria for risk selection by maintaining high levels of experience and expertise in our underwriting staff. In addition, we have established a business review structure that ensures control of risk quality and conservative use of policy limits, terms and conditions. We also employ sophisticated catastrophe loss and risk modeling techniques to ensure that risks are well distributed and that loss potentials are contained within our financial capacity. In this regard, ACE USA and ACE Westchester Specialty also purchase reinsurance, which provides the means for greater diversification of risk and serves to further limit the net loss potential of catastrophes and large or unusually hazardous risks.

Reinsurers utilized by ACE USA and ACE Westchester Specialty must meet certain financial and experience requirements and are subjected to a stringent financial review process in order to be pre-approved by our Reinsurance Security

Committee, comprising senior management personnel. As a result of these controls, reinsurance is placed with a select group of only the most financially secure and experienced companies in the reinsurance industry.

ACE USA and ACE Westchester Specialty have the ability to write business on an admitted basis using forms and rates as filed with state insurance regulators and on a non-admitted, or surplus lines basis, using flexible forms and rates not filed with state insurance regulators. Having access to non-admitted carriers provides the pricing flexibility needed to write non-standard coverage.

An integral part of our operating strategy is to maximize the efficiency and effectiveness of our operations while reducing operating costs. As part of this strategy, ACE USA and ACE Westchester Specialty continue to invest in technology. Numerous existing policy issuance and claims systems have already been replaced or will be replaced with an integrated product currently being utilized by other ACE operating units. This action will further facilitate the streamlining of our underwriting and claims-processing operations.

ACE Bermuda emphasizes quality of underwriting rather than volume of business to obtain a suitable spread of risk. This enables it to operate with a relatively small number of employees and, together with the reduced costs of operating in a favorable regulatory environment, results in a favorable administrative expense ratio relative to other companies in its industry.

Competitive Environment

Traditionally, the markets in which ACE USA and ACE Westchester Specialty compete are subject to significant cycles of fluctuating capacity and wide disparities in price adequacy. Although we currently enjoy robust demand for our products, we continue to strive to offer superior service, which we believe, has differentiated us from our competitors. The ACE USA and ACE Westchester Specialty operations pursue a specialist strategy and focus on market opportunities where we can compete effectively based on service levels and product design, while still achieving an adequate level of profitability. ACE USA offers experienced claims-handling, loss control and risk management staff with proven expertise in specialty fields, including large-risk P&C, recreational and ocean marine, aviation, professional risk and workers’ compensation. A competitive advantage is also achieved through ACE USA’s innovative product offerings, such as ARM bundled business, which combines tailored coverage solutions for large insureds with expert claims management and loss reduction functions provided by ESIS. An additional competitive strength of all our domestic commercial units is the ability to deliver global products and coverage to customers in concert with our other segments. A source of ACE USA’s growth has resulted from the leveraging of cross-marketing opportunities with our other operations to take advantage of our organization’s global presence.

ACE Bermuda maintains its competitive edge through the continued development of its policy forms and the levels of risk retained, which requires less reliance on reinsurance markets. Its competitors tend to be large international and national multi-line insurance companies, which vary by line of business.

Insurance – Overseas General

Background

The Insurance – Overseas General segment consists of ACE International, which comprises our network of indigenous insurance operations, and the insurance operations of ACE Global Markets. This segment has four regions of operations: ACE Asia Pacific, ACE Far East, ACE Latin America and the ACE European Group, which comprises ACE Europe and ACE Global Markets branded business. The Insurance – Overseas General segment writes a variety of insurance products including property, casualty, professional lines (D&O and E&O), marine, energy, aviation, political risk, consumer-oriented products and A&H – principally being supplemental accident.

ACE International’s global franchise was created in 1984 through the merger of the Insurance Company of North America, which started its international operations over 100 years ago, and the American Foreign Insurance Association. ACE International provides insurance coverage on a worldwide basis.

ACE Global Markets comprises our insurance operations within ACE European Group Limited (AEGL, formerly ACE INA UK Limited) and at Lloyd’s via Syndicate 2488. ACE provides funds at Lloyd’s to support underwriting by Syndicate 2488 – the only Moody’s AA rated syndicate at Lloyd’s. Syndicate 2488 is managed by ACE Underwriting Agencies Limited and was one of the largest syndicates trading at Lloyd’s for the 2004 year, with an underwriting capacity of £550 million. In 2002, we acquired all of the remaining Syndicate 2488 capacity not already owned by us for the 2003 year, moving our ownership level from 99.6 percent in 2002 to 100 percent in 2003. In late 2002, we received approval from the Financial Services Authority (FSA-U.K.), the U.K. insurance regulator, to reactivate AEGL, as our London-based, FSA-U.K. regulated company to underwrite U.K. and Continental Europe insurance and reinsurance business. AEGL commenced writing new business on January 1, 2003, and at December 31, 2004, held cross-border permissions in 27 European Economic Area countries and was also eligible to underwrite excess and surplus lines (E&S) business in 40 U.S. states.

In line with the increasing acceptance of AEGL as an alternative London-based ACE operation, we have continued to write a greater proportion of ACE Global Markets’ business through AEGL. In 2004, 37 percent of ACE Global Market’s gross premiums were written through AEGL, compared with 18 percent in 2003. As a result, Syndicate 2488’s capacity was reduced from £725 million in 2003 to £550 million in 2004. Syndicate 2488’s capacity has been further reduced to £400 million in 2005. The syndicate will continue to retain a diverse book of business, with an emphasis on specialty lines most suited to Lloyd’s.

Products and Distribution

ACE International maintains a sales or operational presence in every major insurance market in the world. Its P&C business is generally written, on both a direct and assumed basis, through major international, regional and local brokers. A&H and other consumer lines products are distributed through brokers, agents, direct marketing programs and sponsor relationships.

ACE International’s P&C operations are organized geographically along product lines that provide dedicated underwriting focus to customers. Its international organization offers capacity and technical expertise in underwriting and servicing clients from large and complex risks to general market customer segments as well as individual coverages in selected markets. Property insurance products include traditional commercial fire coverage as well as energy industry-related and other technical coverages. Principal casualty products are commercial general liability and liability coverage for multi-national organizations. Through its professional lines, ACE International provides D&O and professional indemnity coverages for medium to large clients. Marine cargo and hull coverages are written in the London market as well as in marine markets throughout the world. The A&H insurance operations provide products that are designed to meet the insurance needs of individuals and groups outside of U.S. insurance markets. These products include accidental death, medical, and hospital indemnity and income protection coverages. ACE International’s personal lines operations provides specialty products and services designed to meet the needs of specific target markets and include warranty, auto, homeowners and personal liability.

Following is a discussion of Insurance – Overseas General’s four regions of operations: ACE European Group, ACE Asia Pacific, ACE Far East and ACE Latin America.

• ACE European Group (see also information on ACE Global Markets below) is headquartered in London and offers a broad range of P&C and specialty coverages principally directed at large and mid-sized corporations, as well as individual consumers. ACE European Group operates in every major market in the European Union. Commercial products are principally distributed through brokers while consumer products (mainly A&H) are distributed through brokers as well as through direct marketing programs.

• ACE Asia Pacific is headquartered in Singapore and serves Australia, Hong Kong, India, Indonesia, Korea, Malaysia, New Zealand, The Philippines, Singapore, Taiwan, Thailand and Vietnam. ACE Asia Pacific offers a broad range of P&C and specialty coverages principally directed at large and mid-sized corporations as well as individual consumers. This region also provides administrative support to our minority interest in the Chinese insurer, Huatai.

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

ACE Global Markets primarily underwrites P&C insurance through Lloyd’s Syndicate 2488 and AEGL. Syndicate 2488 primarily underwrites P&C business on a global basis through Lloyd’s worldwide licenses. AEGL underwrites similar classes of business through its network of UK and Continental Europe licenses, and in U.S. states where it is eligible to write E&S business. All business underwritten by ACE Global Markets is accessed through registered brokers. In 2002, we created the ACE Trading Floor. The facility is based in ACE European Group’s London headquarters and enables brokers to conduct business with ACE underwriters. The main lines of business include aviation, property, energy, professional lines, marine, political risk and A&H. A number of smaller niche business lines were discontinued in 2002. ACE Global Markets is an established lead underwriter on a significant portion of the risks underwritten, particularly within the aviation and marine lines of business, and hence is able to set the policy terms and conditions of many of the policies written.

ACE Global Markets transacts business throughout the year; however, a significant proportion of the portfolio incepts at January 1. Some lines of business have distinct renewal periods, for example the airline book, which tends to renew during the fourth quarter of each year, and aviation products and airports accounts, which tend to renew April 1. ACE Global Markets also writes a number of delegated binding authorities, largely within the property book and, to a lesser extent, in the professional lines arena. These produce income for 12 months from the date of inception and can be written any time throughout the year, hence income relating to these accounts can be generated well into the subsequent fiscal year.

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

ACE Global Markets holds a position of significant influence in the London market. All lines of business face competition, depending on the business class, from Lloyd’s syndicates, the London market and other major international insurers and reinsurers. Competition for international risks is also seen from domestic insurers in the country of origin of the insured.

Global Reinsurance – Property and Casualty

Background

The Global Reinsurance segment comprises ACE Tempest Re Bermuda, ACE Tempest Re USA, and ACE Tempest Re Europe. ACE Tempest Life Re (ACE Life Re), our Bermuda-based life reinsurance operation is discussed separately. Global Re -

insurance markets its reinsurance products worldwide under the ACE Tempest Re brand name and provides a broad range of coverages to a diverse range of primary P&C companies.

In 2000, Global Reinsurance initiated plans aimed at building a leading global multi-line reinsurance business by expanding into non traditional non-catastrophe lines. This expansion has reduced volatility by diversifying Global Reinsurance’s business to offer a comprehensive range of products to satisfy client demand. Property catastrophe business accounted for only 23 percent of Global Reinsurance’s net premiums earned in 2004, compared with 36 percent in 2003 and 55 percent in 2002. We consider an expanded product offering vital to competing effectively in the reinsurance market, but not at the expense of profitability.

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

ACE Tempest Re USA, located in Stamford, Connecticut, was established in 2000 as a wholly-owned subsidiary of ACE INA and acts as an underwriting agency on behalf of three of our U.S. companies. The focus of ACE Tempest Re USA has been on writing property per risk and casualty reinsurance, including marine, general aviation, surety and facultative, principally on a treaty basis, with a weighting toward casualty.

ACE Tempest Re Europe was established in 2002 and offers clients coverage through four divisions; Lloyd’s Syndicate 2488 and ACE European Group Limited in London, ACE European Markets Reinsurance Limited in Dublin and a division in Bermuda writing aviation business on behalf of London. The London and Dublin divisions write all lines of traditional and specialty property, casualty, marine, aviation, and medical malpractice but are oriented to specialty and short-tail products.

Products and Distribution

Global Reinsurance services clients globally through its three major units: ACE Tempest Re Bermuda, ACE Tempest Re USA and ACE Tempest Re Europe. Through these three operations, we are able to provide a complete portfolio of products on a global basis to clients using the access point of their choice. Major international brokers submit business to one or more of these units’ underwriting teams who have built strong relationships with both key brokers and clients by explaining their approach and demonstrating consistently open, responsive and dependable service.

ACE Tempest Re Bermuda offers catastrophe reinsurance products on a global basis through reinsurance intermediaries. ACE Tempest Re USA writes all lines of traditional and specialty P&C business for the North American market. This unit underwrites a diversified treaty reinsurance portfolio produced through reinsurance intermediaries. ACE Tempest Re Europe provides treaty reinsurance of P&C business of insurance companies worldwide, with emphasis on non-U.S. and London market risks. The London-based division of ACE Tempest Re Europe focuses on the development of business sourced through London market brokers and consequently writes a diverse book of international business utilizing Lloyds’ global licensing and the Company market licensing. The Dublin-based division, established late in 2002, focuses on providing reinsurance to continental European insurers via continental European brokers. ACE Tempest Re Europe’s underwriting capabilities include property treaty, casualty treaty and specialty.

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

Rates, policy limits, retentions and other reinsurance terms and conditions are generally established in a worldwide competitive market that evaluates exposure and balances demand for property catastrophe coverage against the available supply. Global Reinsurance is considered a lead reinsurer and is typically involved in the negotiation and quotation of the terms and conditions of the majority of the contracts in which it participates. Deals are structured and priced by teams of underwriters and actuaries using a comprehensive suite of experience and exposure-based actuarial models. This process is designed to ensure that full consideration is given to a complete understanding of the underlying risk profile of the product and that the terms and conditions are appropriate. Each deal is peer-reviewed and approved by other underwriters and actuaries.

Because ACE Tempest Re Bermuda underwrites property catastrophe reinsurance and has large aggregate exposures to natural and man-made disasters, its claims experience generally will involve infrequent events of considerable severity. ACE Tempest Re Bermuda seeks to diversify its property catastrophe reinsurance portfolio to moderate the impact of this severity. The principal means of diversification are by geographic coverage and by varying attachment points and imposing coverage limits per program. Furthermore, ACE Tempest Re Bermuda applies an underwriting process for property catastrophe risks based on models that use exposure data submitted by prospective reinsureds in accordance with requirements set by its underwriters. The data is analyzed using a suite of catastrophe analysis tools, including externally developed event based models licensed from credible vendors as well as proprietary models developed in-house. The output from these catastrophe analysis tools is fed into Global Reinsurance’s proprietary risk management platform (Heuron), enabling it to extensively simulate possible combinations of events affecting the portfolio and price coverages accordingly. Heuron measures the accumulation of exposures and assigns risk-based capital to each new risk that is being underwritten. The amount of risk-based capital required to support the new risk will vary according to the contribution that the new risk makes to existing portfolio accumulations. This unique analytical approach requires exposure data from each cedant within the portfolio. Heuron also provides decision support analysis for capital management, including the purchase of retrocessional coverages.

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

Global Reinsurance – Life Reinsurance

Background

ACE Life Re was formed in 2000 as a niche player in the life reinsurance market. ACE Life Re’s strategic focus is to differentiate itself in its targeted business, which is principally to provide reinsurance coverage to other life insurance companies focusing on guarantees included in certain annuity products (fixed and variable). The reinsurance transactions entered into typically help clients (ceding companies) to manage mortality, morbidity, and/or lapse risks embedded in their books of business.

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

ACE Life Re’s strategy and business does not depend on a single client or a few clients. To date, we have entered into reinsurance agreements with over 30 clients. However, a significant percentage of total revenue and income derives from our core line of business, which is reinsurance of variable annuity guarantees. We anticipate that continued growth as well as expansion into the more traditional life reinsurance lines of business will provide ACE Life Re with more diversified sources of revenue by number of clients and by lines of business.

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

In implementing the underwriting guidelines, an experienced underwriting team is utilized to select opportunities with acceptable risk/return profiles. Reinsurance business is assumed only after considering many factors, including the type of risks to be covered, actuarial evaluations, historical performance data for the client and the industry as a whole, the client’s retention, the product to be reinsured, pricing assumptions, underwriting standards, reputation and financial strength of the client, the likelihood of establishing a long-term relationship with the client, and the market share of the client. Pricing of reinsurance products is based on ACE Life Re’s sophisticated stochastic modeling techniques and robust actuarial and investment models which incorporate a number of factors. These factors include assumptions for mortality, morbidity, expenses, demographics, persistency, investment returns, macroeconomic factors such as inflation and taxation and certain regulatory factors such as reserve and surplus requirements. ACE Life Re’s reinsurance treaties are non-proportional in nature, all of which incorporate some form of annual claim limit, and many of which include an aggregate claim limit as well as either an annual or aggregate claim deductible. ACE Life Re also uses modeling software to monitor, measure, and manage the aggregate exposure which is bound by limits set by senior management.

Competitive Environment

There is little competition in the variable annuity reinsurance marketplace. However, downward pressure on prices can result from our clients’ competitive requirements, new reinsurers entering the variable annuity marketplace and the availability of alternative means of managing the variable annuity risk (such as hedging). The life reinsurance market for traditional mortality risk is highly competitive as most of the reinsurance companies are well established, have significant operating histories, strong claims-paying ability ratings, and long-standing client relationships through existing treaties with ceding companies. ACE Life Re competes effectively by leveraging the strength of its client relationships, underwriting expertise and capacity, and our brand name and capital position.

Financial Services

Background

The Financial Services segment consists of our financial solutions business and our proportionate share of Assured Guaranty’s earnings; which was 100 percent through April 28, 2004, and 34.7 percent thereafter.

The financial solutions business is primarily conducted through ACE Financial Solutions (AFS) and ACE Financial Solutions International (AFSI). AFS was established in April 2000 as an operating division of ACE USA, with employees based in Philadelphia, PA, and New York, NY. AFS consists of three lines of business: structured products, retroactive contracts in the form of loss portfolio transfers (LPTs) and principle finance. The structured life and A&H lines of business were discontinued in December 2002. AFSI started in 1995 as a line of business within ACE Bermuda. Based in Bermuda, AFSI offers structured products and LPTs.

In December 1999, we expanded our financial reinsurance capabilities by acquiring ACE Guaranty Corp. and ACE Capital Re International through the acquisition of Capital Re Corporation. At the time, this represented a strategic complement to our portfolio by establishing us as a key financial guaranty reinsurer. Late in 2003, we decided it was prudent to exit the financial guaranty business to free up resources for our P&C business and to strengthen our capital position. During the second quarter of 2004, we completed the sale of 65.3 percent of our financial and mortgage guaranty reinsurance and insurance businesses through the initial public offering (IPO) of 49 million common shares of Assured Guaranty Ltd. at $18.00 per share.

Products and Distribution

The financial solutions operation of this segment offers, structured products, LPTs and principal finance products:

• Structured products are programs written to provide insurance protection, liquidity, and capital efficiency. Structured products typically have multi-year terms with defined limits, sometimes combining risk layers and/or lines of business.

• LPTs are contracts which are structured to assume liabilities incurred by corporations, public entities, insurance companies, captives, self-insured groups and state funds. These liabilities consist mainly of workers’ compensation, but also include general liability, product liability, auto liability, warranty and medical. The contracts, which meet the established criteria for insurance or reinsurance accounting under accounting principles generally accepted in the U.S. (GAAP), are recorded in the statement of operations when written and generally result in large, one-time written and earned premiums with comparable incurred losses.

• Principal finance products provide programs for assuming portfolios of credit risk related to corporate credit, asset backed and mortgage backed securities.

Due to the nature of the financial solutions business, premium volume can vary significantly from period to period and therefore premiums written in any one period are not indicative of premiums to be written in future periods.

Assured Guaranty provides credit enhancement products to the municipal finance, structured finance and mortgage markets.

Underwriting

The financial solutions operations provide customized insurance and reinsurance solutions to clients with unique or complex risks which are not adequately addressed in the traditional insurance market. Each financial solutions contract is structured to meet the needs of each client. These customized contracts may provide coverage for multiple exposure lines, may include profit-sharing features and often insure events over a multi-year period. Underwriting profit emerges over the term of the contract as the risk of loss on the underlying business diminishes. From time to time, a financial solutions contract may be written where the loss payments are expected to exceed the premiums and therefore the contract produces an underwriting loss over the life of the contract. These contracts are written, in part, because the amount of investment income generated by the contract is expected to exceed the underwriting loss and produce a meaningful economic benefit to ACE.

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

Competitive Environment

The primary competitive factors for the financial solutions operations are rating agency standing, quality of service and the ability to post collateral. The principal finance line competes with insurance companies and other financial institutions that assume and trade credit risk. This operation focuses on investment-grade portfolio credit exposures and competes in this market sector on terms of price, capacity and terms. The structured products and retroactive contracts operations compete with several other P&C insurance companies, which have groups offering LPTs, traditional and non-traditional buy-outs and finite insurance and reinsurance. Competition is generally based on contract price, capacity and terms.

Unpaid Losses and Loss Expenses

We establish reserves for unpaid losses and loss expenses, which are estimates of future payments of reported and unreported claims for losses and related expenses, with respect to insured events that have occurred. The process of establishing reserves for P&C claims can be complex and is subject to considerable variability as it requires the use of informed estimates and judgments. These estimates and judgments are based on numerous factors, and may be revised as additional experience and other data become available and are reviewed, as new or improved methodologies are developed or as current laws change. We have actuarial staff in each of our operating segments who track insurance reserves and regularly evaluate the levels of loss reserves, taking into consideration factors that may impact the ultimate loss re -

serves. Any such revisions could result in future changes in estimates of losses or reinsurance recoverable and would be reflected in our results of operations in the period in which the estimates are changed. Losses and loss expenses are charged to income as incurred. The reserve for unpaid losses and loss expenses represents the estimated ultimate losses and loss expenses less paid losses and loss expenses, and comprises case reserves and incurred but not reported loss reserves (IBNR). During the loss settlement period, which can be many years in duration, additional facts regarding individual claims and trends often will become known. As these become apparent, case reserves may be adjusted by allocation from IBNR without any change in the overall reserve. In addition, application of statistical and actuarial methods may require the adjustment of the overall reserves upward or downward from time to time. Accordingly, the ultimate settlement of losses may be significantly greater than or less than reported loss and loss expense reserves.

We evaluate our estimates of reserves quarterly in light of developing information and discussions and negotiations with our insureds. While we are unable at this time to determine whether additional reserves, which could have a material adverse effect upon our financial condition, results of operations and cash flows, may be necessary in the future, we believe that our reserves for unpaid losses and loss expenses are adequate as of December 31, 2004.

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

The “Analysis of Losses and Loss Expenses Development” shown below presents the subsequent development of the estimated year-end liability for net unpaid losses and loss expenses for the last eleven years. On July 2, 1999, we changed our fiscal year-end from September 30 to December 31. As a result, the information provided for the 1999 year is actually for the 15-month period from October 1, 1998, through December 31, 1999. Prior to December 31, 1999, the net unpaid losses and loss expenses are in respect of annual periods ending on September 30 of each year. The table also presents at December 31, 2004, the cumulative development of the estimated year-end liability for gross unpaid losses and loss expenses for the years 1994 through 2003. The top lines of the table show the estimated liability for gross and net unpaid losses and loss expenses recorded at the balance sheet date for each of the indicated periods. This liability represents the estimated amount of losses and loss expenses for claims arising from all prior years’ policies and agreements that were unpaid at the balance sheet date, including IBNR loss reserves. The upper (paid) portion of the table presents the net amounts paid as of subsequent periods on those claims for which reserves were carried as of each balance sheet date. The lower portion of the table shows the re-estimated amount of the previously recorded net liability as of the end of each succeeding period. The bottom lines of the table show the re-estimated amount of previously recorded gross liability at December 31, 2004, together with the change in reinsurance recoverable. We do not consider it appropriate to extrapolate future deficiencies or redundancies based upon the table below, as conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Several aspects of our operations, including the low frequency and high severity of losses in the high excess layers in which we provide insurance, complicate the actuarial reserving techniques we utilize. Accordingly, we expect that ultimate losses and loss expenses attributable to any single underwriting year will be either more or less than the incremental changes in the lower portion of the table. The “cumulative redundancy/deficiency” shown in the table below represents the aggregate change in the reserve estimates over all subsequent years. The amounts noted are cumulative in nature; that is, an increase in loss estimate for prior year losses generates a deficiency in each intermediate year. On November 1, 1993, we acquired CODA, on July 1, 1996, we acquired ACE Tempest Re, and on July 9, 1998, we acquired Tarquin. The table has been restated to include CODA, ACE Tempest Re and Tarquin’s loss experience as if each of these companies had been our wholly-owned subsidiaries from their inception. On January 2, 1998, we acquired ACE US Holdings, on April 1, 1998, we acquired CAT Limited; and on July 2, 1999, we acquired ACE INA. The unpaid loss information for ACE US Holdings, CAT Limited and ACE INA has been included in the table commencing in the year of acquisition. As a result, 1999 includes net reserves of $6.8 billion related to ACE INA at the date of acquisition and subsequent development thereon. On April 28, 2004, we completed the sale of 65.3 percent of Assured Guaranty. The historical loss information for Assured Guaranty has been removed from the table.

Analysis of Losses and Loss Expenses Development

(in millions of U.S. dollars)	Years ended September 30					Years ended December 31
	1994	1995	1996	1997	1998	1999(1)	2000	2001	2002	2003		2004
Gross unpaid	$1,176	$1,492	$1,978	$2,112	$3,738	$16,460	$16,969	$20,343	$23,861	$26,677		31,513
Net unpaid	1,176	1,489	1,892	2,007	2,677	8,722	8,702	9,708	10,876	13,492		17,176
Net paid (Cumulative) As Of:
1 year later	67	80	359	337	1,018	2,657	2,359	2,646	2,547	2,385
2 years later	122	414	663	925	1,480	3,981	3,780	4,554	3,844
3 years later	452	696	1,248	1,066	1,656	5,033	5,042	5,248
4 years later	726	1,259	1,372	1,171	1,813	6,031	5,263
5 years later	1,286	1,380	1,465	1,197	1,979	6,128
6 years later	1,369	1,468	1,481	1,235	2,035
7 years later	1,450	1,481	1,517	1,274
8 years later	1,438	1,516	1,534
9 years later	1,458	1,531
10 years later	1,467
Net Liability Re-estimated As Of:
End of year	$1,176	$1,489	$1,892	$2,007	$2,677	$8,722	$8,702	$9,708	$10,876	$13,492		17,176
1 year later	1,177	1,489	1,892	1,990	2,752	8,633	8,794	10,439	11,016	14,057
2 years later	1,228	1,489	1,881	1,915	2,747	8,639	9,438	10,720	12,074
3 years later	1,387	1,480	1,824	1,853	2,719	9,190	9,685	11,724
4 years later	1,401	1,495	1,852	1,833	2,704	9,327	10,571
5 years later	1,472	1,589	1,932	1,815	2,688	10,200
6 years later	1,530	1,679	1,931	1,828	2,826
7 years later	1,606	1,654	1,963	1,846
8 years later	1,566	1,672	1,977
9 years later	1,580	1,697
10 years later	1,583
Cumulative redundancy/ (deficiency)	(407)	(208)	(85)	161	(149)	(1,478)	(1,869)	(2,016)	(1,198)	(565	)(2)
Gross unpaid losses and loss expenses end of year	$1,176	$1,492	$1,978	$2,112	$3,738	$16,460	$16,969	$20,343	$23,861	$26,677		$31,513
Reinsurance recoverable on unpaid losses	–	3	86	105	1,061	7,738	8,267	10,635	12,985	13,185		14,337
Net unpaid losses and loss expenses	1,176	1,489	1,892	2,007	2,677	8,722	8,702	9,708	10,876	13,492		17,176
Gross liability re-estimated	1,583	1,700	2,023	1,881	4,255	22,365	22,975	26,264	27,030	28,703
Reinsurance recoverable on unpaid losses	–	3	46	35	1,429	12,165	12,404	14,540	14,956	14,646
Net liability re-estimated	1,583	1,697	1,977	1,846	2,826	10,200	10,571	11,724	12,074	14,057
Cumulative redundancy/ (deficiency) on gross unpaid	(407)	(208)	(45)	231	(517)	(5,905)	(6,006)	(5,921)	(3,169)	(2,026)

(1) The 1999 year is for the 15-month period ended December 31, 1999.

(2) The difference between the loss development included above and that reflected in the reconciliation of unpaid losses and loss expenses development of $11 million relates to prior period development reported for Assured Guaranty prior to the sale. The loss information for Assured Guaranty has been removed from the table.

The cumulative gross redundancy/deficiency is the difference between the gross loss reserves originally recorded and the re-estimated liability at December 31, 2004. We utilized little or no reinsurance for 1997 and prior years. In 1999, ACE INA acquired the CIGNA P&C insurance operations and the acquired loss reserves for 1999 and prior years are included in the table commencing in 1999. As of December 31, 2004, the cumulative deficiency for 1999 is $5.9 billion. This relates primarily to U.S. liabilities, including A&E liabilities for 1995 and prior. Reinsurance coverages have the effect of substantially reducing the net loss as follows: of the total $5.9 billion of cumulative deficiency for 1999 and prior years, approximately $2.2 billion was covered by reinsurance placed when the risks were originally written and $1.25 billion of the remaining liability has been ceded to the National Indemnity Company (NICO). Of the cumulative deficiency of $5.9 billion noted for 1999, approximately $500 million was identified and recorded in 2000, $600 million in 2001, $2.8 billion in 2002, $500 million in 2003 and $1.5 billion in 2004.

Reconciliation of Unpaid Losses and Loss Expenses

Years Ended December 31 (in thousands of U.S. dollars)	2004	2003	2002
Gross unpaid losses and loss expenses at beginning of year	$27,154,838	$24,315,182	$20,728,122
Reinsurance recoverable on unpaid losses	(13,191,609)	(12,997,164)	(10,628,608)
Net unpaid losses and loss expenses at beginning of year	13,963,229	11,318,018	10,099,514
Unpaid losses and loss expenses assumed in respect of reinsurance business acquired (sold)	(374,479)	89,779	202,920
Total	(374,479)	11,407,797	10,302,434
Net losses and loss expenses incurred in respect of losses occurring in:
Current year	7,137,551	5,953,076	4,197,829
Prior year	576,583	164,326	708,681
Total	7,714,134	6,117,402	4,906,510
Net losses and loss expenses paid in respect of losses occurring in:
Current year	1,577,909	1,266,288	1,265,880
Prior year	2,832,775	2,639,554	2,685,401
Total	4,410,684	3,905,842	3,951,281
Foreign currency revaluation and other	283,606	343,872	60,355
Net unpaid losses and loss expenses at end of year	17,175,806	13,963,229	11,318,018
Reinsurance recoverable on unpaid losses	14,336,815	13,191,609	12,997,164
Gross unpaid losses and loss expenses at end of year	$31,512,621	$27,154,838	$24,315,182

Net losses and loss expenses incurred for the year ended December 31, 2004 were $7.7 billion, compared with $6.1 billion and $4.9 billion in 2003 and 2002, respectively. Net losses and loss expenses incurred for 2004, 2003 and 2002 include $576 million, $164 million and $709 million, respectively, of prior period development. In 2004, we increased our reserve for asbestos, environmental and other run-off claims by $465 million. The net additions comprised asbestos and environmental (A&E) reserve increases of $554 million including the provision for bad debts of $95 million and favorable prior period development of $89 million in other run-off reserves. In 2002, the prior period development included $516 million related to A&E. More information regarding prior period development is included in the Segment Operating Results section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

For additional information regarding the investment portfolio, including breakdowns of the sector and maturity distributions, see Note 4 of the Consolidated Financial Statements.

Regulation

Bermuda Operations

In Bermuda, our insurance subsidiaries are principally regulated by the Insurance Act 1978 (as amended) and related regulations (the Act). The Act imposes on Bermuda insurance companies, solvency and liquidity standards, as well as auditing and reporting requirements, and grants the Bermuda Monetary Authority (the Authority) powers to supervise, investigate and intervene in the affairs of insurance companies. Significant requirements include the appointment of an independent auditor, the appointment of a loss reserve specialist and the filing of the Annual Statutory Financial Return with the Supervisor of Insurance (the Supervisor). The Supervisor is the chief administrative officer under the Act. The Minister of Finance (the Minister) has appointed an Insurance Advisory Committee which provides advice to the Authority on matters connected with the discharge of its functions under the Act and also may advise the Minister on any matter relating to the development of the insurance industry in Bermuda.

We must comply with provisions of the Companies Act 1981 regulating the payment of dividends and distributions. A Bermuda company may not declare or pay a dividend or make a distribution out of contributed surplus if there are reasonable grounds for believing that: (a) the company is, or would after the payment be, unable to pay its liabilities as they become due; or (b) the realizable value of the company’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Further, an insurer may not declare or pay any dividends during any financial year if it would cause the insurer to fail to meet its relevant margins, and an insurer which fails to meet its relevant margins on the last day of any financial year may not, without the approval of the Minister, declare or pay any dividends during the next financial year. In addition, some of ACE’s Bermuda subsidiaries qualify as “Class 4” insurers and may not in any financial year pay dividends which would exceed 25 percent of their total statutory capital and surplus, as shown on their statutory balance sheet in relation to the previous financial year, unless they file a solvency affidavit at least seven days in advance.

The Supervisor may appoint an inspector with extensive powers to investigate the affairs of an insurer if he believes that an investigation is required in the interest of the insurer’s policyholders or persons who may become policyholders. In order to verify or supplement information otherwise provided to him, the Supervisor may direct an insurer to produce documents or information relating to matters connected with the insurer’s business. The Authority can obtain information from an insurer and from other persons registered under the Act either by requiring the insurer to provide it with such information as it requires with respect to such matters that are likely to be material to the performance of its functions under the Act or by requiring the insurer to provide it with copies of published or unpublished reports pertaining to the insurer and containing such information. The power to obtain information is exercisable in relation to any company in Bermuda which is a parent company, subsidiary company or other associated company of the insurer. The Authority is empowered to obtain documents from an insurer either by serving notice on the insurer to produce to it specified documents or by authorizing an officer, servant or agent to require an insurer to produce the documents to him. If it appears to the Supervisor that there is a risk of the insurer becoming insolvent, or that the insurer is in breach of the Act or any conditions of its registration under the Act, the Supervisor may direct the insurer not to take on any new insurance business, not to vary any insurance contract if the effect would be to increase the insurer’s liabilities, not to make certain investments, to realize certain investments, to maintain in, or transfer to the custody of a specified bank certain assets, not to declare or pay any dividends or other distributions, or to restrict the making of such payments and/or to limit its premium income.

The Act requires every insurer to appoint a principal representative resident in Bermuda and to maintain a principal office in Bermuda. The principal representative must be knowledgeable in insurance and is responsible for arranging the maintenance and custody of the statutory accounting records and for filing the annual Statutory Financial Return. There are various obligations placed on the principal representative. Among other items, the principal representative must report to the Authority upon reaching the view that there is any likelihood of the insurer becoming insolvent or when the principal representative becomes aware or has reason to believe that the insurer has failed or defaulted in matters that may have been set out in the Act. The Act makes no attempt to restrict the nature of the risks underwritten by an insurer though conditions may be imposed relating to certain types of insurance business at the time of the application to register under the Act.

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

State insurance statutes also impose Risk Based Capital (RBC) requirements that are applicable to some of the U.S. insurance subsidiaries. These RBC requirements are designed to monitor capital adequacy and to raise the level of protection that statutory surplus provides for policyholders. The RBC formula provides a mechanism for the calculation of an insurance company’s Authorized Control Level (ACL) RBC amount. The initial RBC level which triggers regulatory action is known as the Company Action Level. Failure to achieve this level of RBC, which occurs if policyholders’ surplus falls below 200 percent of the ACL, requires the insurance company to submit a plan of corrective action to the relevant insurance commissioner. Based on the RBC formula, at December 31, 2004, the policyholders’ surplus of each of the active U.S. insurance subsidiaries was higher than the Company Action Level.

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

TRIA also provides for the federal government to reimburse insurers for 90 percent of their terrorism-related losses, subject to a premium-based deductible. The deductible for 2004 was ten percent of direct earned premiums for the year. For 2005, the deductible is 15 percent of direct earned premium.

Unless renewed by the U.S. Congress, TRIA is scheduled to expire on December 31, 2005. Expiration of TRIA may lead ACE to reduce its writings to terror exposed risks or to take other measures to mitigate its exposure to the potential for catastrophic terror loss.

Our U.S. subsidiaries are also subject to the general laws of the states in which they do business. The Attorneys General of several states have issued subpoenas or other forms of requests for information regarding the underwriting and agent compensation policies of several U.S. insurance subsidiaries. These investigations are primarily aimed at determining the compliance of these companies with the antitrust laws of the states which issued the subpoenas.

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

Europe

AEGL and ACE Underwriting Agencies Limited (responsible for managing Syndicate 2488 at Lloyd’s) and staff employed within the U.K. operations, are subject to primary regulation by the Financial Services Authority (FSA-U.K.). The FSA-U.K. is the single U.K. statutory regulator for the supervision of securities, banking and insurance business. The FSA-U.K. imposes capital adequacy, auditing, financial reporting and other requirements upon both insurers and the Society of Lloyd’s. In addition, Syndicate 2488 is subject to the requirements of the Council of Lloyd’s.

The FSA-U.K. regulates us and our subsidiaries in the ownership chain of our U.K. insurance companies, Lloyd’s managing agencies and Corporate Capital Vehicles (CCVs) pursuant to their authority with respect to a “controller”. Certain U.K.-based directors and employees are individually subject to regulation by the FSA-U.K. and Lloyd’s.

AEGL was re-authorized by the FSA-U.K. to write all classes of general insurance business in December 2002. From January 1, 2003, AEGL has been underwriting business in the UK, and has established branches in 13 European Economic Area (EEA) states as well as Switzerland, a non-EEA country. It is able to conduct cross border business throughout continental Europe on a freedom of services basis in 27 EEA states, including 10 new European member states added to the European Union on May 1, 2004. AEGL also has permissions to operate in Jersey, Guernsey and Gibraltar. AEGL is subject to group solvency requirements set by the European directive on Supervision of Insurance Undertakings in Insurance Groups.

AEGL has been listed on the NAIC quarterly listing of alien E&S insurers since October 1, 2004, and now holds E&S eligibilities in 40 U.S. states. AEGL is also able to underwrite risks and issue reinsurance policies to insurance companies throughout most of the world’s markets on a non-admitted basis.

All ACE Europe branded P&C and A&H business was underwritten through ACE Insurance S.A.-N.V. until December 31, 2004. On January 1, 2005, ACE Insurance S.A. – N.V. transferred its assets, liabilities and obligations to AEGL, with regulatory responsibility transferring to FSA-U.K. ACE Insurance S.A.-N.V was registered as an insurer in Belgium and regulated by the CBFA (the Commission bancaire, financière et des assurances/Commissie voor het Bank-, Financie- en Assurantiewezen and formerly known as the OCA). With effect from January 1, 2005, ACE Insurance S.A.-N.V. surrendered its insurance licenses and all ACE Europe branded business is now written through AEGL.

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

United States Regulation and Tax of Non-U.S. Operations

Regulation of non-U.S insurers, often referred to as alien insurers, varies on a state by state basis. However, generally, alien insurers may write primary insurance in a state in one of three ways: (1) pursuant to a license issued by a state (admitted insurers), (2) by meeting a state’s E&S lines eligibility standards (surplus lines-eligible insurers) or (3) pursuant to other state-specific exemptions. Alien insurers may write reinsurance on either an admitted or non-admitted basis. Admitted alien insurers are subject to regulation of solvency, premium rates and policy forms similar to regulation of domestic insurers. Surplus lines-eligible and other non-admitted alien insurers may be subject to minimum solvency and security requirements and other state specific criteria.

Lloyd’s is licensed for direct insurance in Illinois, Kentucky and the U.S. Virgin Islands and is an eligible E&S lines insurer in all states and territories except Kentucky and the U.S. Virgin Islands. Lloyd’s is also an accredited reinsurer in all states and territories. In certain states, various categories of direct insurance are exempt under state laws. Lloyd’s maintains various trust funds in the state of New York in support of past, current and future underwriting of U.S. business, subject to regulation by the New York Insurance Department, which acts as the domiciliary commissioner for Lloyd’s U.S. trust funds. There are also deposit trust funds in other states to support both reinsurance and E&S lines insurance business.

In addition AEGL, is an eligible E&S lines insurer in 40 U.S. states, with a number of additional state applications pending. AEGL is also able to write reinsurance business on a non-admitted basis in both the U.S. and a number of other jurisdictions.

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

Under current Bermuda law, ACE Limited and its Bermuda subsidiaries are not required to pay any taxes on its income or capital gains. ACE Limited and the Bermuda subsidiaries have received an undertaking from the Minister of Finance in Bermuda that, in the event of any taxes being imposed, ACE Limited will be exempt from taxation in Bermuda until March 2016.

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

ACE Prime Holdings and ACE Capital Re USA Holdings (through April 28, 2004) and their respective subsidiaries are subject, directly or, as shareholders, indirectly to U.S. corporate income tax and file U.S. tax returns. Certain of our international operations are also subject to income taxes imposed by the jurisdictions in which they operate.

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

For the calendar year ended December 31, 2004, we believe the de minimis exception will apply. Although no assurances can be given, we anticipate that gross RPII of each of our non-U.S. insurance subsidiaries will fall within the de minimis exception and we will endeavor to take such steps as we determine to be reasonable to cause its gross RPII to remain below such level.

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

ITEM 2. Properties

We operate in over 50 countries around the world including the U.S., Bermuda, the U.K., and Japan. Most of the office facilities that we occupy are leased. We are not dependent on our facilities to conduct business.

ITEM 3. Legal Proceedings

Claims Litigation

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

Subpoenas

ACE, its subsidiaries and affiliates have received forty-three subpoenas, interrogatories, civil investigative demands, and letters of inquiry in connection with the pending investigations of insurance industry practices. These inquiries have been issued by Attorneys General of Connecticut, the District of Columbia, Florida, Massachusetts, Minnesota, New York, Ohio, Pennsylvania, Texas, and West Virginia and Departments of Insurance or other regulatory authorities in California, Florida, Illinois, Maryland, Michigan, Minnesota, New York, North Carolina, Pennsylvania, and Texas.

On October 14, 2004, the NYAG filed a civil suit against Marsh & McLennan Companies Inc. (Marsh), alleging that certain Marsh business practices were fraudulent and violated antitrust and securities laws. ACE was not named as a defendant in the suit, although ACE was named as one of four insurance companies whose employees participated in the practices in question. There can be no assurance that ACE will not be named in future actions brought by the NYAG or any other state attorneys general. In addition, an underwriter, who is no longer employed by ACE, in an ACE insurance subsidiary has pleaded guilty to a misdemeanor based on these practices. ACE is cooperating and will continue to cooperate with the AG Investigations.

ACE has also received subpoenas from the office of the NYAG and the SEC which seek information relating to non-traditional or loss mitigation insurance products. ACE is cooperating and will continue to cooperate with the NYAG and the SEC.

ACE is conducting its own internal investigation that encompasses the subjects raised by the NYAG, the other state attorneys general and the SEC. It is being conducted by a team from the firm of Debevoise & Plimpton LLP. The team is headed by former United States Attorney Mary Jo White and operates under the direction of the Audit Committee of the Board of Directors. The Audit Committee of the Board of Directors has retained Cleary Gottlieb Steen & Hamilton, special outside counsel, to advise it in connection with these matters. We have terminated two employees, one of which has pleaded guilty to a misdemeanor, and have suspended three other employees as a result of our internal investigation.

Other Litigation

In January 2005, the Connecticut Attorney General (the “CTAG”) filed a civil suit against a subsidiary of ACE in Connecticut state court under the Connecticut Unfair Trade Practices Act. The CTAG’s suit alleges that an ACE subsidiary made an unauthorized and undisclosed payment to a broker who placed a portfolio of state workers’ compensation cases with ACE and seeks restitution to the state and payment of punitive damages. ACE believes that it has not violated any law or duty to the state and intends to file a motion to dismiss the action.

ACE, ACE INA Holdings, Inc. and ACE USA have been named in the following ten federal putative nationwide class actions brought by insurance policyholders. Bayou Steel Corporation v. ACE INA Holdings, et al. (Case No. 04 CV 5391 E.D. Pa) (filed November 18, 2004); Eagle Creek, Inc. v. ACE INA Holdings, et al. (Case No. 04 CV 5255; E.D. Pa.) (filed November 10, 2004); Stephen Lewis vs. Marsh & McLennan Companies, Inc., et al. (Case No. 04 CV 7847; N.D. Ill.) (filed December 6, 2004); Opticare Health Systems, Inc. v. Marsh & McLennan Companies, Inc., et al. (Case No. 04 CV 06954; S.D.N.Y.) (filed October 19, 2004); Diane Preuss v. March & McLennan Companies, et al. (Case No. 04 CV 78553; N.D. Ill.) (filed December 6, 2004); Redwood Oil Company v. Marsh & McLennan Companies, Inc. (Case No. 05 C 0390; N.D. Ill.) (filed January 21, 2005); Shell Vacations LLC v. Marsh & McLennan Companies, Inc., et al. (Case No. 05 C 0270; N.D. Ill.) (filed January 14, 2005); Edward Macuish v. Marsh & McLennan Companies, Inc., et al. (Case No. 2005 CV 00440; N.D. Ill.) (filed January 25, 2005); David Boros v. Marsh & McLennan Companies, Inc., et al. (Case No. C050543EDL; N.D. Calf.) (filed February 4, 2005), and Robert Mulcahy v. Arthur J. Gallagher & Co., et al. (Case No. 2005 CV 01064; D. N.J.) (filed February 23, 2005). In each of these cases, the plaintiff has sued a number of other insurance entities in addition to the ACE entities.

The Judicial Panel on Multidistrict Litigation (JPML) consolidated these cases, as well as other putative class actions in which no ACE entity is named as a party in the District of New Jersey. In each of the actions in which they have been served, the obligation of the ACE entities to answer the complaints has been, or will be, stayed until after a consolidated complaint has been filed. In each of these cases, the plaintiff alleges that insurers, including certain ACE entities, and brokers conspired to increase premiums and allocate customers through the use of “B” quotes and contingent commissions. Although the causes of action in the petitions somewhat vary, Plaintiffs allege causes of action under the Federal Racketeer Influenced and Corrupt Organization Act (RICO), federal antitrust law, state antitrust law, state consumer-protection laws, and state common law (breach of fiduciary duty and misrepresentation). In each of the cases, the plaintiff has sought unspecified compensatory damages and reimbursement of expenses, including legal fees.

ACE USA and ACE INA have been named in a state court class action: Palm Tree Computer Systems, Inc. et al. v. ACE USA et al. (Case No. 05-CA-373-16-W; Circuit Court, Seminole County, Florida) (filed February 5, 2005). The allegations are similar to the allegations in the federal class actions identified above. Plaintiffs allege causes of action under every state’s consumer statute and state common law (breach of fiduciary duty and unjust enrichment). The complaint states that “neither the Plaintiff nor any member of the Class has suffered damages exceeding $74,999.00 each, even when trebled. In no event will Plaintiff or any member of the Class accept damages in excess of $74,999.00 for each class member.”

Illinois Union Insurance Company, an ACE subsidiary, has been named in a state court class action: Van Emden Management Corporation v. Marsh & McLennan Companies, Inc., et al. (Case No. 05-0066A; Superior Court of Massachusetts) (filed January 13, 2005). The allegations are similar to the allegations in the federal class actions identified above. Plaintiffs assert causes of action under Massachusetts’ antitrust statute and Massachusetts’ consumer protection statute. Plaintiffs also assert a conspiracy cause of action and seek an injunction. Plaintiff has sought unspecified compensatory damages and reimbursement of expenses, including legal fees.

ACE has been named in the following four putative securities class action suits: John Mahaney, Jr. v. ACE Limited, et al. (Case No. 04 CV 07696; S.D.N.Y) (filed October 18, 2004); Steven Burda v. ACE Limited, et al.; (Case No. 04 CV 833; S.D.N.Y.) (filed October 21, 2004); Thomas E. Barton v. ACE Limited, et al.; (Case No. 04 CV 8683; S.D.N.Y.) (filed November 1, 2004); and Friends of Ariel Center for Policy Research v. ACE Limited, et al. (Case No. 04 CV 04907; E.D. Pa.) (filed October 19, 2004). Evan G. Greenberg, ACE’s President and Chief Executive Officer, Brian Duperreault, ACE’s Chairman and former Chief Executive Officer, and Philip V. Bancroft, ACE’s Chief Financial Officer were also named as defendants in each of these suits. In addition, Dominic J. Frederico, ACE’s former Vice Chairman and former President and Chief Operating Officer, and Christopher Z. Marshall, ACE’s former Chief Financial Officer, were named as defendants in the Burda action. On January 3, 2005, the Burda and Barton actions were consolidated for all purposes into the Mahaney action. In December 2004, the defendants filed a motion with the JPML seeking consolidation of the cases for pretrial purposes in the Eastern District of Pennsylvania. That motion is currently pending, and no plaintiffs have yet filed a brief stating a position on consolidation and transfer. The plaintiffs in these cases assert claims solely under Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act (control person liability). The plaintiffs allege that ACE’s public statements and securities filings should have revealed that insurers, including certain ACE entities, and brokers conspired to increase premiums and allocate customers through the use of “B” quotes and contingent commissions and that ACE’s revenue and earnings were inflated by premiums which it may have to forfeit by fines or judgments.

ACE understands that it has been named as a defendant in a derivative suit filed in Delaware Chancery Court by shareholders of Marsh. The derivative suit seeks to recover damages for Marsh and its subsidiary, Marsh, Inc., against officers and directors of Marsh, American International Group Inc. (AIG), AIG’s chief executive officer, and ACE. The suit alleges that the defendants damaged Marsh and Marsh, Inc. by participating in a bid rigging scheme and obtaining “kickbacks” in the form of contingent commissions. The suit alleges that ACE knowingly participated in the officers’ and directors’ breaches of fiduciary duty to Marsh, Inc. and Marsh. The plaintiff has sought unspecified compensatory damages and reimbursement of expenses, including legal fees. ACE has not been served in this action, though no assurance can be given that it will not be served.

On December 6, 2004, Goss International Corporation filed a “Verified Petition for Discovery” in Illinois state court naming several respondents, including ACE, Illinois Union Insurance Co., a subsidiary of ACE, five other insurance companies, Marsh and Marsh Inc. This petition was filed under an Illinois Supreme Court rule which purports to allow a person to engage in discovery for the sole purpose of identifying one who may be responsible in damages in anticipation of filing a complaint. Goss claims that it has used Marsh as its broker, and that Marsh presented quotes to Goss from each of the insurance company respondents. ACE has not been served in this action, though no assurance can be given that it will not be served. Goss and the other defendants, including Illinois Union Insurance Co., have negotiated an agreed briefing schedule pertaining to Goss’s request for pre-suit discovery. If it is served, ACE intends to vigorously oppose the request for pre-suit discovery.

All of these suits merely seek compensatory damages without specifying an amount. As a result, ACE cannot at this time estimate its potential costs related to these legal matters and accordingly no liability for compensatory damages has been established in the Consolidated Financial Statements. However, we have recorded expenses for legal fees of $11.5 million in connection with these matters. In the opinion of ACE’s management, ACE’s ultimate liability for these matters is not likely to have a material adverse effect on ACE’s consolidated financial condition, although it is possible that the effect could be material to ACE’s consolidated results of operations for an individual reporting period.

In 1999 and 2000, AICCO, Inc., a subsidiary of AIG, Granite State Insurance Company, a subsidiary of AIG, and Northwestern Pacific Indemnity Company, a subsidiary of The Chubb Corporation filed suit against certain subsidiaries of ACE contending that the 1996 restructuring of INA had violated the California unfair competition law and seeking declaratory and injunctive relief on the issue of whether, under the 1996 Brandywine restructuring, INA was permitted to transfer all of its A&E liabilities to Century Indemnity without obtaining the consent of affected California policyholders. The plaintiffs in the case, competitors of ACE, did not allege that they suffered any harm as a result of the 1996 restructuring but rather brought suit under a California “private attorney general” statute that allowed any person to bring a claim under the California unfair competition law acting for the interest of the general public. In November 2004, California voters passed Proposition 64 which, among other things, amended the California unfair competition law so as to allow actions to be prosecuted only by persons who were actually injured by, and suffered loss because of, the allegedly unfair business practice. On March 4, 2005, the court granted summary judgment to the ACE parties and dismissed the lawsuit based upon the passage of Proposition 64. There can be no assurance as to whether the plaintiffs will appeal the dismissal of their case or whether any such dismissal would be successful.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE COMPANY

The table below sets forth the names, ages, positions and business experience of the executive officers of ACE Limited.

Name	Age	Position
Brian Duperreault	57	Chairman and Director

Evan G. Greenberg	50	President, Chief Executive Officer and Director

Donald Kramer	67	Executive, Office of the President and Chief Executive Officer

Gary Schmalzriedt	58	Chairman and Chief Executive Officer, ACE Overseas General

Brian E. Dowd	42	Chairman and Chief Executive Officer, ACE USA

Philip V. Bancroft	45	Chief Financial Officer

Robert F. Cusumano	48	General Counsel and Secretary

Paul Medini	47	Chief Accounting Officer

Brian Duperreault has been a director of ACE since October 1994. In May 2004, Mr. Duperreault relinquished the office of the Chief Executive Officer of ACE, remaining as Chairman of the Company. Mr. Duperreault served as Chairman and Chief Executive Officer of ACE from November 1999 through May 2004 and as Chairman, President and Chief Executive Officer of ACE from October 1994 through November 1999. Prior to joining ACE, Mr. Duperreault had been employed with American International Group (AIG) since 1973 and served in various senior executive positions with AIG and its affiliates from 1978 until September 1994, including as Executive Vice President, Foreign General Insurance and, concurrently, as Chairman and Chief Executive Officer of American International Underwriters Inc., a subsidiary of AIG, from April 1994 to September 1994. Mr. Duperreault was President of American International Underwriters Inc. from 1991 to April 1994, and Chief Executive Officer of AIG affiliates in Japan and Korea from 1989 to 1991.

Evan G. Greenberg, a director of ACE since 2002, was appointed to the position of President and Chief Executive Officer in May 2004. Mr. Greenberg was appointed President and Chief Operating Officer of ACE in June 2003. Mr. Greenberg joined ACE as Vice Chairman, ACE Limited, and Chief Executive Officer of ACE Tempest Re in November 2001. In April 2002, Mr. Greenberg was appointed to the position of Chief Executive Officer of ACE Overseas General. Prior to joining ACE, Mr. Greenberg was most recently President and Chief Operating Officer of AIG, a position he held from 1997 until 2000. From 1975 to 1997, Mr. Greenberg held a variety of senior management positions at AIG including Chief Operating Officer of AIU, AIG’s Foreign General Insurance Organization, and President and Chief Executive Officer of AIU.

Donald Kramer was appointed Executive, Office of the President and Chief Executive Officer in May 2004. Mr. Kramer resigned from his position as Vice Chairman and director of ACE in May 2004, following the initial public offering of Assured Guaranty and now serves as Chairman of Assured Guaranty. Following the acquisition of ACE Tempest Re, Mr. Kramer served as a director and Vice Chairman of ACE from July 1996 through May 2004. Mr. Kramer served as Chairman or Co-Chairman of the Board of ACE Tempest Re from its formation in September 1993 until July 1996 and was President of ACE Tempest Re from July 1996 until 1999. Prior to the formation of ACE Tempest Re, he was President of Kramer Capital Corporation (venture capital investments) from March to September 1993, President of Carteret Federal Savings Bank (banking) from August 1991 to March 1993, Chairman of the Board of NAC Re Corporation (reinsurance) from June 1985 to June 1993, Chairman of the Board and Chief Executive Officer of KCP Holding Company (insurance) from July 1986 to August 1991 and of its affiliates, KCC Capital Managers (insurance investments) and Kramer Capital Consultants, Inc. (insurance investments), as well as Chairman of the Board of its subsidiary, National American Insurance Company of California (insurance) from September 1988 to August 1991.

Gary Schmalzriedt joined the Office of the Chairman of ACE INA Holdings in December 2003 and was appointed Chairman and Chief Executive Officer of ACE Overseas General in July 2003. Mr. Schmalzriedt served as President and Chief Executive Officer of ACE European Group from February 2001 through July 2003 and as President and Chief Executive Officer of ACE Bermuda from August 1999 through February 2001. Prior to joining ACE, Mr. Schmalzriedt served as Chairman and Chief Executive Officer of CIGNA Insurance Company of Europe S.A. N.V. from May 1998 through July 1999.

Brian E. Dowd was appointed Chairman and Chief Executive Officer of ACE USA in January 2005. At that time, Mr. Dowd was also appointed Chairman of ACE Westchester Specialty, and President of ACE INA Holdings. Mr. Dowd served as President and Chief Executive Officer of ACE Westchester Specialty and Member of the Office of the Chairman of ACE INA Holdings from December 2003 through January 2005. Mr. Dowd served as Executive Vice President, ACE USA Property Division from 1999 through 2001 when he was appointed President, Specialty P&C Group. Mr. Dowd joined ACE in 1995 as Senior Vice President, ACE Bermuda Property Division. Prior to joining ACE, Mr. Dowd was a Senior Underwriting Officer for Arkwright Mutual Insurance Company from 1988 to 1995.

Philip V. Bancroft was appointed to the position of Chief Financial Officer of ACE in January 2002. For nearly 20 years, Mr. Bancroft worked for PricewaterhouseCoopers LLP. Most recently he served as partner-in-charge of the New York Regional Insurance Practice. Mr. Bancroft had been a partner with PricewaterhouseCoopers LLP for 10 years.

Robert F. Cusumano was appointed General Counsel and Secretary of ACE as of March 2005. Mr. Cusumano joined ACE from the international law firm of Debevoise & Plimpton LLP, where he was a partner and a member of the firm’s Litigation Department from 2003 to 2005. From 1990 to 2003, Mr. Cusumano was a partner with the law firm of Simpson Thatcher and Bartlett.

Paul Medini was appointed Chief Accounting Officer of ACE in October 2003. Mr. Medini joined ACE from Pricewaterhouse- Coopers LLP, where he was a partner with over 22 years of experience in their P&C practice.

PART II

ITEM 5. Market for the Registrant’s Ordinary Shares, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Our Ordinary Shares, par value $0.041666667 per share, have been listed on the New York Stock Exchange since March 25, 1993.

The following table sets forth the high and low closing sales prices of our Ordinary Shares per fiscal quarters, as reported on the New York Stock Exchange Composite Tape for the periods indicated:

	2004		2003
	High	Low	High	Low
Quarter ending March 31	$45.25	$41.15	$31.97	$23.75
Quarter ending June 30	$45.74	$39.66	$36.50	$29.35
Quarter ending September 30	$42.64	$37.52	$34.98	$31.50
Quarter ending December 31	$42.75	$33.15	$41.42	$33.57

The last reported sale price of the Ordinary Shares on the New York Stock Exchange Composite Tape on March 9, 2005 was $45.42.

(b) The approximate number of record holders of Ordinary Shares as of March 9, 2005 was 2,207.

(c) The following table represents dividends paid per share to shareholders of record on each of the following dates:

Shareholders of Record as of:		Shareholders of Record as of:
March 31, 2004	$0.19	March 31, 2003	$0.17
June 30, 2004	$0.21	June 30, 2003	$0.19
September 30, 2004	$0.21	September 30, 2003	$0.19
December 31, 2004	$0.21	December 31, 2003	$0.19

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

(d) This table provides information with respect to purchases by the Company of its Ordinary Shares during the three months ended December 31, 2004:

Issuer’s Purchases of Equity Securities

Period	Total Number of Shares Purchased**	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan*	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan*
October 1, 2004 through October 31, 2004	893	$41.42	—	$250 million
November 1, 2004 through November 30, 2004	—	—	—	$250 million
December 1, 2004 through December 31, 2004	13,437	$39.26	—	$250 million
Total	14,330	$39.40		$250 million

* As part of ACE’s capital management program, in November 2001, the Company’s Board of Directors authorized the repurchase of any ACE issued debt or capital securities including Ordinary Shares, up to $250 million. At December 31, 2004, this authorization had not been utilized.

** For the three months ended December 31, 2004, this columns relates entirely to the surrender to the Company of shares of Common Stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees

ITEM 6. Selected Financial Data

The following table sets forth selected consolidated financial data of the Company as of and for the years ended December 31, 2004, 2003, 2002, 2001 and 2000. These selected financial and other data should be read in conjunction with the Consolidated Financial Statements and related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

For the years ended December 31, (in thousands of U.S. dollars, except share, per share data and selected data)	2004	2003	2002	2001	2000
Operations data:
Net premiums earned	$11,136,474	$9,602,383	$6,830,504	$5,917,177	$4,534,763
Net investment income	1,000,809	862,341	802,141	785,869	770,855
Net realized gains (losses)	194,842	252,280	(489,089)	(58,359)	(38,961)
Losses and loss expenses	7,714,134	6,117,402	4,906,510	4,552,456	2,936,065
Life and annuity benefits	172,113	181,077	158,118	401,229	—
Policy acquisition costs and administrative expenses	2,845,826	2,518,009	1,904,021	1,615,119	1,396,374
Interest expense	182,984	177,425	193,494	199,182	221,450
Other (income) expense	2,296	27,262	20,552	(452)	(2,942)
Income tax expense (benefit)	275,683	278,347	(115,688)	(78,674)	93,908
Amortization of goodwill	—	—	—	79,571	78,820
Income (loss) before cumulative effect	1,139,089	1,417,482	76,549	(123,744)	542,982
Cumulative effect of adopting a new accounting standard (net of income tax)	—	—	—	(22,670)	—
Net income (loss)	1,139,089	1,417,482	76,549	(146,414)	542,982
Dividends on Preferred Shares	(44,972)	(26,236)	—	—	—
Dividends on Mezzanine equity	—	(9,773)	(25,662)	(25,594)	(18,391)
Net income (loss) available to holders of Ordinary Shares	$1,094,117	$1,381,473	$50,887	$(172,008)	$524,591
Diluted earnings (loss) per share before cumulative effect of adopting a new accounting standard(1)	$3.83	$5.01	$0.19	$(0.64)	$2.31
Diluted earnings (loss) per share(1)	$3.83	$5.01	$0.19	$(0.74)	$2.31
Balance sheet data (at end of period):
Total investments	$28,506,058	$23,446,199	$18,045,703	$15,264,532	$13,154,255
Cash	533,995	561,650	663,355	671,381	608,069
Total assets	56,342,436	49,552,793	43,953,956	37,186,764	31,689,526
Net unpaid losses and loss expenses	17,175,806	13,963,229	11,318,018	10,099,514	9,064,950
Net future policy benefits for life and annuity contracts	493,734	477,169	433,418	377,395	—
Long-term debt	1,848,927	1,349,202	1,748,937	1,349,473	1,424,228
Trust preferred securities	412,373	475,000	475,000	875,000	875,000
Total liabilities	46,506,624	40,717,997	37,254,220	30,769,007	25,958,265
Mezzanine equity	—	—	311,050	311,050	311,050
Shareholders’ equity	9,835,812	8,834,796	6,388,686	6,106,707	5,420,211
Diluted book value per share	$32.48	$29.46	$24.16	$23.59	$23.25
Selected data
Loss and loss expense ratio(2)	70.7%	65.0%	73.5%	82.6%	64.7%
Underwriting and administrative expense ratio(3)	25.9%	26.5%	28.2%	29.0%	30.8%
Combined ratio(4)	96.6%	91.5%	101.7%	111.6%	95.5%
Net loss reserves to capital and surplus ratio(5)	179.6%	163.4%	183.9%	171.6%	167.2%
Weighted average shares outstanding – diluted	285,485,472	275,655,969	269,870,023	233,799,588	227,418,430
Cash dividends per share	$0.82	$0.74	$0.66	$0.58	$0.50

(1) Diluted earnings (loss) per share is calculated by dividing net income (loss) available to holders of Ordinary Shares by weighted average shares outstanding – diluted.

(2) The loss and loss expense ratio is calculated by dividing the losses and loss expenses by net premiums earned excluding life reinsurance premiums. Net premiums earned for life reinsurance were $220,068, $183,953, and $158,277 for the years ended December 31, 2004, 2003 and 2002, respectively.

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

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations, financial condition, and liquidity and capital resources as of and for the year ended December 31, 2004. This discussion should be read in conjunction with our Consolidated Financial Statements and related notes presented on pages F-1 to F-68 of this Form 10-K.

Overview

ACE Limited (ACE) is the Bermuda-based holding company of the ACE Group of Companies, incorporated with limited liability under the Cayman Islands Companies Law. We created our business office in Bermuda in 1985 when we initially incorporated the Company and we continue to maintain our corporate headquarters in Bermuda. Through our various operating subsidiaries, we provide a broad range of insurance and reinsurance products to businesses and individuals worldwide through operations in the U.S. and more than 50 other countries. Our long-term business strategy focuses on sustained growth in book value achieved through a combination of underwriting and investment income. By doing so, we provide value to our clients and shareholders through the utilization of our substantial capital base in the insurance and reinsurance markets.

As an insurance and reinsurance company, we generate gross revenues from two principal sources, premiums which are usually paid in advance of loss payments, and dividends and interest income earned on invested assets. Cash flow is generated from premiums collected and investment income received less paid losses and loss expenses. Generally, when an insurance company writing long-tail business grows, as ACE has over the last two years, its cash flows tend to be positive. ACE generated approximately $5 billion in positive operating cash flow in 2004 while invested assets over this period also increased by $5 billion.

Invested assets are generally held in liquid, investment grade fixed income securities of relatively short duration. We also invest a small portion of our assets in less liquid or higher risk assets in an attempt to achieve higher risk-adjusted returns. Claims payments in any short-term period are highly unpredictable due to the random nature of loss events and the timing of claims awards or settlements. The value of investments held to pay future claims is subject to market forces such as the level of interest rates, stock market volatility and credit events such as corporate defaults. The actual cost of claims is also volatile based on loss trends, inflation rates, court awards and catastrophes. We believe that our cash balances, our highly liquid investments, credit facilities and reinsurance protection provide sufficient liquidity to meet any unforeseen claim demands that might occur in the year ahead.

The insurance industry is highly competitive with many companies offering similar coverage. Until recently, the insurance market had been characterized by sharply rising rates on new and renewal business, combined with restrictive terms and conditions. In 2004, we observed rate reductions across several classes and although we have continued to report growth in net premiums written, the rate of growth declined in 2004, compared with 2003 and 2002. This is a reflection of our underwriting discipline in the face of a weakening market, partially offset by our increased market and product presence both in the U.S. and throughout the world. We believe the market overall remains stable and rates, terms and conditions overall are reasonable despite the downward pressure on rates which has continued into the first quarter of 2005.

2004 was a record year for property catastrophe losses for the insurance industry. We incurred net losses of $499 million in 2004, primarily relating to hurricanes which struck the Caribbean and the U.S. and, to a lesser extent, typhoons which impacted Asia. The tsunami disaster had no material impact on our operating results and financial condition.

During the fourth quarter of 2004, we increased our reserve for asbestos, environmental and other run-off claims by $465 million, which resulted in an after-tax charge to net income of $302 million. The net additions comprised asbestos and environmental (A&E) reserve increases of $554 million including the provision for bad debts of $95 million and favorable prior period development of $89 million in other run-off reserves. For more information, refer to the section entitled “Asbestos and Environmental and Other Run-off Liabilities”. We are closely following developments on possible legislation to move all U.S. asbestos bodily injury claims to a federal trust for compensation in accordance with an established set of medical criteria and claim values. The trust would be funded by asbestos defendants and their insurers. As currently proposed, ACE would be one of the insurer participants. However, we cannot predict if any such proposed legislation will be modified or adopted.

Insurance Industry Investigations and Related Matters

ACE, its subsidiaries and affiliates have received forty-three subpoenas, interrogatories, civil investigative demands, and letters of inquiry in connection with the pending investigations of insurance industry practices. These inquiries have been issued by Attorneys General of Connecticut, the District of Columbia, Florida, Massachusetts, Minnesota, New York, Ohio, Pennsylvania, Texas, and West Virginia and Departments of Insurance or other regulatory authorities in California, Florida, Illinois, Maryland, Michigan, Minnesota, New York, North Carolina, Pennsylvania, and Texas.

On October 14, 2004, the NYAG filed a civil suit against Marsh & McLennan Companies Inc. (Marsh), alleging that certain Marsh business practices were fraudulent and violated antitrust and securities laws. ACE was not named as a defendant in the suit, although ACE was named as one of four insurance companies whose employees participated in the practices in question. There can be no assurance that ACE will not be named in future actions brought by the NYAG or any other state attorneys general. In addition, an underwriter, who is no longer employed by ACE, in an ACE insurance subsidiary has pleaded guilty to a misdemeanor based on these practices. ACE is cooperating and will continue to cooperate with the AG Investigations.

ACE has also received subpoenas from the office of the NYAG and the SEC which seek information relating to non-traditional or loss mitigation insurance products. ACE is cooperating and will continue to cooperate with the NYAG and the SEC.

ACE is conducting its own internal investigation that encompasses the subjects raised by the NYAG, the other state attorneys general and the SEC. It is being conducted by a team from the firm of Debevoise & Plimpton LLP. The team is headed by former United States Attorney Mary Jo White and operates under the direction of the Audit Committee of the Board of Directors. The Audit Committee of the Board of Directors has retained Cleary Gottlieb Steen & Hamilton, special outside counsel, to advise it in connection with these matters. We have terminated two employees, one of which has pleaded guilty to a misdemeanor, and have suspended three other employees as a result of our internal investigation.

In January 2005, the Connecticut Attorney General (the “CTAG”) filed a civil suit against a subsidiary of ACE in Connecticut state court under the Connecticut Unfair Trade Practices Act. The CTAG’s suit alleges that an ACE subsidiary made an unauthorized and undisclosed payment to a broker who placed a portfolio of state workers’ compensation cases with ACE and seeks restitution to the state and payment of punitive damages. ACE believes that it has not violated any law or duty to the state and intends to file a motion to dismiss the action.

ACE, ACE INA Holdings, Inc. and ACE USA have been named in the following ten federal putative nationwide class actions brought by insurance policyholders. Bayou Steel Corporation v. ACE INA Holdings, et al. (Case No. 04 CV 5391 E.D. Pa) (filed November 18, 2004); Eagle Creek, Inc. v. ACE INA Holdings, et al. (Case No. 04 CV 5255; E.D. Pa.) (filed November 10, 2004); Stephen Lewis vs. Marsh & McLennan Companies, Inc., et al. (Case No. 04 CV 7847; N.D. Ill.) (filed December 6, 2004); Opticare Health Systems, Inc. v. Marsh & McLennan Companies, Inc., et al. (Case No. 04 CV 06954; S.D.N.Y.) (filed October 19, 2004); Diane Preuss v. March & McLennan Companies, et al. (Case No. 04 CV 78553; N.D. Ill.) (filed December 6, 2004); Redwood Oil Company v. Marsh & McLennan Companies, Inc. (Case No. 05 C 0390; N.D. Ill.) (filed January 21, 2005); Shell Vacations LLC v. Marsh & McLennan Companies, Inc., et al. (Case No. 05 C 0270; N.D. Ill.) (filed January 14, 2005); Edward Macuish v. Marsh & McLennan Companies, Inc., et al. (Case No. 2005 CV 00440; N.D. Ill.) (filed January 25, 2005); David Boros v. Marsh & McLennan Companies, Inc., et al. (Case No. C050543EDL; N.D. Calf.) (filed February 4, 2005), and Robert Mulcahy v. Arthur J. Gallagher & Co., et al. (Case No. 2005 CV 01064; D. N.J.) (filed February 23, 2005). In each of these cases, the plaintiff has sued a number of other insurance entities in addition to the ACE entities.

The Judicial Panel on Multidistrict Litigation (JPML) consolidated these cases, as well as other putative class actions in which no ACE entity is named as a party in the District of New Jersey. In each of the actions in which they have been served, the obligation of the ACE entities to answer the complaints has been, or will be, stayed until after a consolidated complaint has been filed. In each of these cases, the plaintiff alleges that insurers, including certain ACE entities, and brokers conspired to increase premiums and allocate customers through the use of “B” quotes and contingent commissions. Although the causes of action in the petitions somewhat vary, Plaintiffs allege causes of action under the Federal Racketeer Influenced and Corrupt Organization Act (RICO), federal antitrust law, state antitrust law, state consumer-protection laws, and state common law (breach of fiduciary duty and misrepresentation). In each of the cases, the plaintiff has sought unspecified compensatory damages and reimbursement of expenses, including legal fees.

ACE USA and ACE INA have been named in a state court class action: Palm Tree Computer Systems, Inc. et al. v. ACE USA et al. (Case No. 05-CA-373-16-W; Circuit Court, Seminole County, Florida) (filed February 5, 2005). The allegations are similar to the allegations in the federal class actions identified above. Plaintiffs allege causes of action under every state’s consumer statute and state common law (breach of fiduciary duty and unjust enrichment). The complaint states that “neither the Plaintiff nor any member of the Class has suffered damages exceeding $74,999.00 each, even when trebled. In no event will Plaintiff or any member of the Class accept damages in excess of $74,999.00 for each class member.”

Illinois Union Insurance Company, an ACE subsidiary, has been named in a state court class action: Van Emden Management Corporation v. Marsh & McLennan Companies, Inc., et al. (Case No. 05-0066A; Superior Court of Massachusetts) (filed January 13, 2005). The allegations are similar to the allegations in the federal class actions identified above. Plaintiffs assert causes of action under Massachusetts’ antitrust statute and Massachusetts’ consumer protection statute. Plaintiffs also assert a conspiracy cause of action and seek an injunction. Plaintiff has sought unspecified compensatory damages and reimbursement of expenses, including legal fees.

ACE has been named in the following four putative securities class action suits: John Mahaney, Jr. v. ACE Limited, et al. (Case No. 04 CV 07696; S.D.N.Y) (filed October 18, 2004); Steven Burda v. ACE Limited, et al.; (Case No. 04 CV 833; S.D.N.Y.) (filed October 21, 2004); Thomas E. Barton v. ACE Limited, et al.; (Case No. 04 CV 8683; S.D.N.Y.) (filed November 1, 2004); and Friends of Ariel Center for Policy Research v. ACE Limited, et al. (Case No. 04 CV 04907; E.D. Pa.) (filed October 19, 2004). Evan G. Greenberg, ACE’s President and Chief Executive Officer, Brian Duperreault, ACE’s Chairman and former Chief Executive Officer, and Philip V. Bancroft, ACE’s Chief Financial Officer were also named as defendants in each of these suits. In addition, Dominic J. Frederico, ACE’s former Vice Chairman and former President and Chief Operating Officer, and Christopher Z. Marshall, ACE’s former Chief Financial Officer, were named as defendants in the Burda action. On January 3, 2005, the Burda and Barton actions were consolidated for all purposes into the Mahaney action. In December 2004, the defendants filed a motion with the JPML seeking consolidation of the cases for pretrial purposes in the Eastern District of Pennsylvania. That motion is currently pending, and no plaintiffs have yet filed a brief stating a position on consolidation and transfer. The plaintiffs in these cases assert claims solely under Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act (control person liability). The plaintiffs allege that ACE’s public statements and securities filings should have revealed that insurers, including certain ACE entities, and brokers conspired to increase premiums and allocate customers through the use of “B” quotes and contingent commissions and that ACE’s revenue and earnings were inflated by premiums which it may have to forfeit by fines or judgments.

ACE understands that it has been named as a defendant in a derivative suit filed in Delaware Chancery Court by shareholders of Marsh. The derivative suit seeks to recover damages for Marsh and its subsidiary, Marsh, Inc., against officers and directors of Marsh, American International Group Inc. (AIG), AIG’s chief executive officer, and ACE. The suit alleges that the defendants damaged Marsh and Marsh, Inc. by participating in a bid rigging scheme and obtaining “kickbacks” in the form of contingent commissions. The suit alleges that ACE knowingly participated in the officers’ and directors’ breaches of fiduciary duty to Marsh, Inc. and Marsh. The plaintiff has sought unspecified compensatory damages and reimbursement of expenses, including legal fees. ACE has not been served in this action, though no assurance can be given that it will not be served.

On December 6, 2004, Goss International Corporation filed a “Verified Petition for Discovery” in Illinois state court naming several respondents, including ACE, Illinois Union Insurance Co., a subsidiary of ACE, five other insurance companies, Marsh and Marsh Inc. This petition was filed under an Illinois Supreme Court rule which purports to allow a person to engage in discovery for the sole purpose of identifying one who may be responsible in damages in anticipation of filing a complaint. Goss claims that it has used Marsh as its broker, and that Marsh presented quotes to Goss from each of the insurance company respondents. ACE has not been served in this action, though no assurance can be given that it will not be served. Goss and the other defendants, including Illinois Union Insurance Co., have negotiated an agreed briefing schedule pertaining to Goss’s request for pre-suit discovery. If it is served, ACE intends to vigorously oppose the request for pre-suit discovery.

All of these suits merely seek compensatory damages without specifying an amount. As a result, ACE cannot at this time estimate its potential costs related to these legal matters and accordingly no liability for compensatory damages has been established in the Consolidated Financial Statements. However, we have recorded expenses for legal fees of $11.5 million in connection with these matters. In the opinion of ACE’s management, ACE’s ultimate liability for these matters is not likely to have a material adverse effect on ACE’s consolidated financial condition, although it is possible that the effect could be material to ACE’s consolidated results of operations for an individual reporting period.

Catastrophe Exposure Management

We have exposure to catastrophic event risks from global insurance and reinsurance writings of property and workers’ compensation and, to a lesser extent, marine, aviation and energy. This potential loss accumulation, caused by either man-made (for example, terrorism, aviation) or natural perils (for example, hurricane, earthquake) is addressed using several different approaches. First, we have established a series of Product Boards to ensure that geographic, product and client exposures are appropriate and meet both account level and portfolio limit guidelines adopted by the Boards. Second, we have a standardized modeling approach across ACE that utilizes a third-party probabilistic catastrophe simulation software package. Each unit with catastrophe exposure is required to model, price and manage its catastrophe risk using the software. The software allows the aggregation of risk within and across business units. In addition, we maintain minimum data quality standards that must be met in order to quote and bind business. The aggregation of risk across units, products, perils and geography is performed across ACE on a quarterly basis to provide an overall assessment of risk and the results reviewed by senior management each quarter. Management maintains a prudent level of risk through a series of related accumulation thresholds that cap the net retention from single or multiple events; the probability of exhaustion of core catastrophe reinsurance programs, and the net catastrophe loss relative to tangible capital. Third, where the risk / return economics are effective, reinsurance is purchased from reinsurers of appropriate quality and security to protect the business unit level from accumulations arising either within product, peril or business unit or across a combination thereof such that the aggregate risk from a catastrophe loss is appropriate to the unit’s capital structure. Despite the above controls there remains uncertainty about the characteristics, timing and extent of insured loss given the nature of catastrophes.

Catastrophe Loss Charges

During 2004, we incurred net catastrophe-related losses of $499 million, primarily associated with hurricanes which struck the Caribbean and the U.S. and, to a lesser extent, typhoons which impacted Asia. We believe that the nature and amount of this loss was consistent with our exposure management guidelines discussed above. The following table shows the impact of the catastrophe loss charges on each of our operating segments for the year ended December 31, 2004.

(in millions of U.S. dollars) Catastrophe Loss Charges – By Event	Insurance – North American	Insurance – Overseas General	Global Reinsurance*	Consolidated P&C	Financial Services	Total
Gross loss	$426	$157	$315	$898	$11	$909
Net loss
Hurricane – Charley	$31	$–	$64	$95	$–	$95
Hurricane – Frances	22	6	65	93	5	98
Hurricane – Ivan	40	20	71	131	5	136
Hurricane – Jeanne	33	18	71	122	1	123
Typhoons	–	9	30	39	–	39
Other	–	–	8	8	–	8
Total	$126	$53	$309	$488	$11	$499
Reinstatement premiums (earned) expensed	13	13	(15)	11	–	11
Total impact before income tax	139	66	294	499	11	510
Income tax benefit	(41)	(21)	(11)	(73)	–	(73)
Total impact after income tax	$98	$45	$283	$417	$11	$428
Effective tax rate	29%	32%	4%	15%	–	14%

* Includes pre-tax loss of $23 million related to deterioration in our initial estimates for the third-quarter hurricanes.

The above information is based on currently available information derived from modeling techniques, industry assessments of exposure and claims information obtained from our clients and brokers. Actual losses from these events may vary materially from our estimates due to the inherent uncertainties in making such determinations resulting from several factors, including the potential inaccuracies and inadequacies in the data provided by clients and brokers, the modeling techniques and the application of such techniques, as well as the high frequency of recent catastrophes and the effects of any resultant demand surge on claims activity.

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

Pursuant to the completion of the IPO, we received proceeds, net of related offering costs, of approximately $835 million and a return of capital of $200 million from Assured Guaranty, which were used to support our property and casualty (P&C) business and strengthen our balance sheet capital position. Also, in the fourth quarter of 2004, we accrued $5.4 million related to the 338(h)(10) tax election entered into with Assured Guaranty as part of the IPO transaction (as discussed below). This amount, net of tax, reduced the previously disclosed loss on sale and is recorded in realized gains (losses). Inclusive of the fourth quarter gain, the transaction resulted in a pre-tax loss of $1.3 million, that reduces net realized gains in the consolidated statement of operations, and an after-tax loss of $14.6 million. Additionally, in the second quarter we recognized compensation expense of $7.5 million in connection with the settlement of ACE stock awards held by the employees of Assured Guaranty. These expenses are reflected in “Other (income) expense” within the consolidated statement of operations.

In conjunction with the IPO, our tax basis in the stock of Assured Guaranty and the tax basis of certain of Assured Guaranty’s tangible and intangible assets were increased to fair value. The increased tax basis should result in additional tax deductions available to Assured Guaranty over a period of approximately 15 years. To the extent Assured Guaranty generates taxable income sufficient to realize the additional tax deductions, our tax sharing agreement with Assured Guaranty provides that it will be required to pay us the amount of tax savings actually realized, excluding the effect of any loss carrybacks. We do not recognize for accounting purposes the benefit of the savings associated with Assured Guaranty’s asset step-up until the amounts are accruable, based on actual taxable income of the relevant Assured Guaranty entities due to the uncertainty of realization.

Subsequent to the IPO, we beneficially own 26 million common shares, or 34.7 percent of Assured Guaranty’s outstanding common shares and accordingly, no longer consolidate our interest in the Assured Guaranty companies. Beginning April 29, 2004, we account for the retained interest under the equity method of accounting with the carrying value of our investment reflected in “Investments in partially-owned insurance companies” within the consolidated balance sheet and our proportionate share of earnings reflected in “Other (income) expense” within the consolidated statement of operations. For segment reporting purposes, our proportionate share of earnings is reflected in our Financial Services segment.

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

See Note 3 of our Consolidated Financial Statements for more information pertaining to this transaction.

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

• the valuation of deferred tax assets;

• the fair value of certain derivatives;

• the valuation of goodwill; and

• assessment of risk transfer for certain structured insurance and reinsurance contracts.

We believe our accounting policies for these items are of critical importance to our Consolidated Financial Statements. The following discussion provides more information regarding the estimates and assumptions required to arrive at these amounts and should be read in conjunction with the sections entitled: Unpaid Losses and Loss Expenses, Asbestos and Environmental Claims, Reinsurance, Investments, Net Realized Gains (Losses) and Other Income and Expense Items.

Unpaid losses and loss expenses

As an insurance and reinsurance company, we are required, under GAAP, to establish loss reserves for the estimated unpaid portion of the ultimate liability for losses and loss expenses under the terms of our policies and agreements with our insured and reinsured customers. These reserves include estimates for both claims that have been reported and those that have been incurred but not reported (IBNR), and include estimates of expenses associated with processing and settling these claims. At December 31 2004, the unpaid losses and loss expense reserve was $31.5 billion. We do not discount our loss reserves, except for net loss and loss expense reserves of $157 million representing structured settlements for which the timing and amount of future claim payments are reliably determinable. The process of establishing reserves for property and casualty claims can be complex and is subject to considerable variability as it requires the use of informed estimates and judgments. These estimates and judgments are based on numerous factors, and may be revised as additional experience and other data become available and are reviewed, as new or improved methodologies are developed or as current laws change. We have actuarial staff in each of our operating segments who analyze insurance reserves and regularly evaluate the levels of loss reserves, taking into consideration factors that may impact the ultimate loss reserves. The potential for variation in loss reserves is impacted by numerous factors, which we explain below.

We estimate loss reserves for all of the insurance and reinsurance business that we write. In most cases, we do not have all the necessary information to determine the ultimate settlement value for a claim at the time we are required to accrue for the loss. As a result, historical experience and other statistical information are used to estimate the ultimate cost of the loss, depending on the type of business. To determine carried reserves for a particular line of business, we may perform one or more reserving methods to estimate ultimate losses and loss expenses and use the results to select a single point estimate. These methods may include, but are not necessarily limited to, extrapolations of our historical reported and paid loss data, application of industry loss development patterns to our reported or paid losses, expected loss ratios developed by management, or historical industry loss ratios. Underlying judgments and assumptions that may be incorporated into these actuarial methods include, but are not necessarily limited to, adjustments to historical data used in models to exclude aberrations in claims data such as catastrophes that are typically analyzed separately, application of tail factors used to project ultimate claims from historical loss experience when there are several data points to use, adjustments to actuarial models and related data for known business changes, such as changes in claims covered under insurance contracts, and the effect of recent or pending litigation on future claim settlements.

The process of determining a single best estimate by product, when more than one estimate is developed in the course of the actuarial review, may be performed in several ways. However, the objective of such process, which is consistently applied to all product lines, is to determine a single best estimate that we believe represents a better estimate than any other. Such estimate is viewed to support the most likely outcome of ultimate loss settlements and is determined based on several factors, including but not limited to, the extent of historical data and reliance on such data within the underlying reserve methodology, historical accuracy of loss estimates compared with actual loss experience for the product line or comparable product lines, and nature and extent of underlying assumptions. Depending on the facts and circumstances of each product line, the determination of a single best estimate may be accomplished by selecting a single point estimate when one estimate is determined to reflect a “better” estimate than the other point estimates or using a probability weighted average approach when more than one estimate is viewed to be reasonable. For example, an actuary may select loss reserves developed using an incurred loss development approach instead of a paid loss development approach as the best estimate when reported losses are viewed to be more credible indicators of ultimate loss estimates compared with paid losses. The actuaries’ evaluation process to determine a best estimate involves collaboration with underwriting, claims and finance departments and culminates with the input of reserve committees. Each reserve committee includes the participation of the business unit’s actuary, financial management and executive management and has the responsibility for finalizing and approving the point estimate to be used as our best estimate. Reserves are further reviewed by ACE’s Chief Actuary and senior management.

We do not calculate a range of loss reserve estimates for our individual loss reserve studies. Actuarial ranges are not a true reflection of the potential volatility between loss reserves estimated at the balance sheet date and the ultimate settlement of losses. This is due to the fact that an actuarial range is developed based on known events as of the valuation date whereas actual volatility or prior period development has historically been reported in subsequent Consolidated Financial Statements, in part from events and circumstances that were unknown as of the original valuation date. We do believe, however, that while our recorded reserves are reasonable and represent management’s best estimate for each individual study, based on known events, our total recorded loss reserves at December 31, 2004, are unlikely to vary by more than ten percent of the recorded amounts, either positively or negatively, based on actual claims emergence over the last several years, excluding A&E development. Historically, including A&E reserve charges, our reserves have developed in excess of ten percent of recorded amounts. See the “Analysis of Losses and Loss Expense Development” for a summary of historical volatility between estimated loss reserves and ultimate loss settlements.

While we perform annual loss reserve studies for all product lines, the timing of such studies vary throughout the year. Additionally, for each product line, we review the emergence of actual losses relative to expectations used in reserving each quarter. If warranted from findings in loss emergence tests, we will accelerate the timing of our product line reserve studies.

The “Unpaid losses and loss expenses” section below includes a discussion of our reserve-setting procedures by segment. The following is discussion of specific reserving considerations by type of claim:

Short-tail business, such as property coverages

Short-tail business describes lines of business for which losses are usually known and paid shortly after the loss actually occurs. This would include, for example, most property, personal accident, aviation hull and automobile physical damage policies that are written. Typically, there is less variability in reserve estimates for these lines of business.

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

At December 31, 2004, approximately 74 percent, or $12.7 billion of our net reserves (68 percent excluding A&E reserves) relate to long-tail business. The estimation of unpaid losses and loss expense reserves can also be affected by the layer at which a particular contract or set of contracts is written. In the case of direct insurance, where the insurer is taking on risk in the lower value end of the particular contract, the experience will tend to be more frequency driven. These lines of business allow for more traditional actuarial methods to be used in determining loss reserve levels, as it is customary to have more historical experience to rely upon. In the case of excess of loss contracts, the experience will tend to be more of a severity nature, as only a significant loss will enter the layer. For structured or unique contracts, most common to the financial solutions business and to a lesser extent our reinsurance business, traditional actuarial methods for setting loss reserves (such as loss development triangles), have to be tempered with an analysis of each contract’s terms, original pricing information, subsequent internal and external analyses of the ongoing contracts, market exposures and history, and qualitative input from claims managers.

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

In January 2005, we announced net additions to our A&E and other run-off reserves of $364 million exclusive of the provision for bad debts of $95 million. The net additions comprised A&E reserve increases of $453 million and favorable prior period development of $89 million in other run-off reserves. In addition, ACE Overseas General had gross and net A&E additions of $6 million resulting in a total A&E charge of $459 million for 2004. Our A&E reserves, and our range of estimates are not discounted and do not reflect any anticipated changes in the legal, social or economic environment, or any benefit from future legislative reforms. Accordingly, our A&E reserves make no allowance for future state or federal asbestos reforms, such as those currently being contemplated. The majority of our reserve increase in the fourth quarter of 2004 arose with the strengthening of a core group of major accounts impacted by changes in the asbestos industry landscape. In particular, our estimates of future liability were impacted by the continued negative effect of bankruptcies and an increase in defense costs to litigate cases.

There are many complex variables that we consider when estimating the reserves for our inventory of asbestos accounts and these variables may directly impact the predicted outcome. We believe the most significant variables relating to our A&E reserves include assumptions regarding multiple recoveries by claimants against various defendants; the ability of a claimant to bring a claim in a state in which they have no residency or exposure; the ability of a policyholder to claim the right to non-products coverage; whether high-level excess policies have the potential to be accessed given the policyholders claim trends and liability situation; payments to unimpaired claimants and the potential liability of peripheral defendants. Based on the policies, the facts, the law and a careful analysis of the impact that these risk factors will likely have on any given account, we estimate the potential liability for indemnity, policyholder defense costs and coverage litigation expense.

The results in asbestos cases announced by other carriers may well have little or no relevance to us because coverage exposures are highly dependent upon the specific facts of individual coverage and resolution status of disputes among carrier, policyholder and claimants.

Additional information on A&E can be found in the section entitled, “Asbestos and Environmental and Other Run-Off Liabilities”.

Reinsurance recoverable

Reinsurance recoverable includes the balances due to us from reinsurance companies for paid and unpaid losses and loss expenses, based on contracts in force, and are presented net of a reserve for uncollectible reinsurance – determined based upon a review of the financial condition of the reinsurers and other factors. We determine the reinsurance recoverable on unpaid losses and loss expenses using actuarial estimates as well as a determination of our ability to cede unpaid losses and loss expenses under existing reinsurance contracts.

The recognition of reinsurance recoverable requires two key judgments. The first judgment involves our estimation of the amount of gross IBNR to be ceded to reinsurers. Ceded IBNR is generally developed as part of our loss reserving process and consequently, its estimation is subject to similar risks and uncertainties as the estimation of gross IBNR (see Critical Accounting Estimate – Unpaid losses and loss expenses). The second judgment involves our estimate of the amount of the reinsurance recoverable balance that we will ultimately be unable to recover from related reinsurers due to insolvency, contractual dispute, or for other reasons. Amounts estimated to be uncollectible are reflected in a bad debt provision that reduces the reinsurance recoverable balance and shareholders’ equity. Changes in the bad debt provision are reflected in net income. At December 31, 2004, the reinsurance recoverable balance includes $15 billion of reinsurance recoverable on unpaid losses and loss expenses, less a provision for bad debts of $619 million. The net unpaid recoverables consist of ceded IBNR of $8.2 billion and ceded case reserves of $6.1 billion. Also included are $1.2 billion of reinsurance recoverable on paid loss and loss adjustment expenses, less a provision for bad debts of $309 million.

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

To estimate the bad debt provision, the reinsurance recoverable must first be determined for each reinsurer. This determination is based on a process rather than an estimate, although an element of judgment must be applied. As part of this process, ceded IBNR is allocated by reinsurance agreement, and then by reinsurer, because ceded IBNR is not generally calculated on an agreement-by-agreement basis. The allocations are generally based on premiums ceded under reinsurance agreements, as adjusted for actual loss experience and historical relationships between gross and ceded losses.

If actual experience varies materially from historical experience, including that used to determine ceded premium, the allocation of reinsurance recoverable by reinsurer will change. While such change is unlikely to result in a large percentage change in the bad debt provision, it could, nevertheless, have a material effect on our net income in the period recorded.

Generally, we use a default analysis to estimate uncollectible reinsurance. The primary components of the default analysis are reinsurance recoverable balances by reinsurer, net of collateral, and default factors used to determine the portion of a reinsurer’s balance deemed uncollectible. The definition of collateral for this purpose requires some judgment and is generally limited to assets held in trust, letters of credit, and liabilities held by us with the same legal entity for which we believe there is a right of offset. Default factors require considerable judgment and are determined using the current rating, or rating equivalent, of each reinsurer as well as other key considerations and assumptions. The more significant considerations include, but are not necessarily limited to, the following:

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

• for balances recoverable from reinsurers that are both unrated by a major rating agency and for which management is unable to determine a credible rating equivalent based on a parent, affiliate, peer company, or internal analysis, additional judgment is required to determine a reasonable default factor. Such default factors are based on either an assessment of the creditworthiness of the particular entity, industry benchmarks, or other factors as considered appropriate; and

• for insolvent insurers, management develops default factors based on an evaluation of each of the insolvent entities.

At December 31, 2004, the use of different assumptions within the model could have a material effect on the bad debt provision reflected in our Consolidated Financial Statements. To the extent the creditworthiness of our reinsurers were to deteriorate due to an adverse event affecting the reinsurance industry, such as a large number of major catastrophes, actual uncollectible amounts could be significantly greater than our bad debt provision. Such an event could have a material adverse effect on our financial condition, results of operations, and our liquidity. Given the various considerations used to develop default factors, we cannot precisely quantify the effect a specific industry event may have on the bad debt provision. However, based on the composition (particularly the average credit quality) of the reinsurance recoverable balance at December 31, 2004, we estimate that a ratings downgrade of all rated reinsurers could increase our bad debt provision by as much as 15 percent, assuming no other changes relevant to the calculation. While a rating downgrade would result in an increase in our provision for bad debt and a charge to earnings in that period, a downgrade in and of itself does not imply that we will not ultimately collect all of the ceded reinsurance recoverable from the reinsurers in question.

Additional information on reinsurance recoverable can be found in the section entitled, “Reinsurance”.

Investments

Consistent with an available-for-sale designation, we report all investments in our portfolio at fair value with changes in fair value reflected in shareholders’ equity as a separate component of accumulated other comprehensive income. Fair value is determined using the quoted market price of these securities provided by either independent pricing services, or when such prices are not available, by reference to broker or underwriter bid indications. We regularly review our impaired investments (i.e., those debt securities in which fair value is below amortized cost or those equity securities in which fair value is below cost) for a possible other-than-temporary impairment. If we believe a decline in the value of a particular investment is temporary, we record the decline as an unrealized loss in our shareholders’ equity. If we believe the decline is “other than temporary”, we write down the carrying value of the investment and record a realized loss in our consolidated statement of operations. An impairment is considered other-than-temporary unless we have the ability and intent to hold the investment to recovery of fair value up to the cost of the investment, and evidence indicating the cost of the investment is recoverable within a reasonable period outweighs evidence to the contrary. The determination as to whether or not the decline is “other than temporary” principally requires the following critical judgments: i) the circumstances that require management to make a specific assessment as to whether or not the decline is “other than temporary”, such as the time period an investment has been in a loss position and the significance of the decline; and

ii) for those securities to be assessed, whether we have the ability and intent to hold the security through an expected recovery period, absent a significant change in facts that is expected to have a material adverse effect on either the financial markets or the financial position of the issuer.

With respect to securities where the decline in value is determined to be temporary and the security’s value is not written down, a subsequent decision may be made to sell that security and realize a loss. Subsequent decisions on security sales could be made based on changes in liquidity needs (i.e., arising from a large insured loss such as a catastrophe), internal risk management considerations, the financial condition of the issuer or its industry, market conditions, and new investment opportunities. Day to day management of the majority of our investment portfolio is outsourced to third party investment managers. While these investment managers may, at a given point in time, believe that the preferred course of action is to hold securities with unrealized losses until such losses are recovered, the dynamic nature of portfolio management may result in a subsequent decision to sell the security and realize the loss based upon new circumstances such as those related to the changes described above. We believe that subsequent decisions to sell such securities are consistent with the classification of our portfolio as available for sale. The gross unrealized loss at December 31, 2004, for all securities in a loss position was $71 million.

Because our investment portfolio is the largest component of consolidated assets and a multiple of shareholders’ equity, adverse changes in economic conditions subsequent to the balance sheet date could result in other than temporary impairments that are material to our financial condition and operating results. Such economic changes could arise from overall changes in the financial markets or specific changes to industries, companies, or foreign governments in which we maintain relatively large investment holdings. More information regarding our process for reviewing our portfolio for possible impairments can be found in the section entitled “Net Realized Gains (Losses)”.

Our exposure to interest rate risk is concentrated in our fixed income portfolio. An increase in interest rates of 50 basis points applied instantly across the yield curve would have resulted in a decrease in the market value of the fixed income portfolio of approximately $400 million at December 31, 2004. An immediate time horizon was used as this presents the worst case scenario.

Deferred tax assets

Many of our insurance businesses operate in income tax paying jurisdictions. We provide for income taxes in accordance with the provisions of FAS No. 109, “Accounting for Income Taxes” (FAS 109). Our deferred tax assets and liabilities primarily result from temporary differences between the amounts recorded in our Consolidated Financial Statements and the tax basis of our assets and liabilities. We determine deferred tax assets and liabilities separately for each tax-paying component (an individual entity or group of entities that is consolidated for tax purposes) in each tax jurisdiction.

At December 31, 2004, our net deferred tax asset was $1.2 billion, including $228 million relating to net operating loss carryforwards of $652 million, which will expire in the years 2021-2022 and foreign tax credits of $431 million of which $50 million will expire in the years 2011-2014. The remaining $381 million of foreign tax credits are currently deferred. (See Note 16 of the Consolidated Financial Statements for more information). Based on our current expectations of future taxable income we estimate that we will utilize all net operating loss carryforwards within the next one to two years. At each balance sheet date, management assesses the need to establish a valuation allowance that reduces deferred tax assets when it is more likely than not that all, or some portion, of the deferred tax assets will not be realized. The valuation allowance is based on all available information including projections of future taxable income from each tax-paying component in each tax jurisdiction, principally derived from business plans and available tax planning strategies. Projections of future taxable income incorporate several assumptions of future business and operations that are apt to differ from actual experience. If, in the future, our assumptions and estimates that resulted in our forecast of future taxable income for each tax-paying component proves to be incorrect, an additional valuation allowance could become necessary. This could have a material adverse effect on our financial condition, results of operations and liquidity. At December 31, 2004, the valuation allowance of $89.6 million (including $28.5 million with respect to foreign tax credits) reflects management’s assessment that it is more likely than not that a portion of the deferred tax asset will not be realized due to the inability of certain foreign subsidiaries to generate sufficient taxable income or the inability to utilize foreign tax credits.

Derivatives

FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133) establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. FAS 133 requires that all derivatives be recognized as either assets or liabilities on the consolidated balance sheet and be measured at fair value, with changes in fair value reflected in our net income. We maintain investments in derivative instruments such as futures, options, interest rate swaps and foreign currency forward contracts primarily to manage duration and foreign currency exposure, enhance our portfolio yield or obtain an exposure to a particular financial market. In addition, as part of our investing activities, we purchase “to be announced mortgage backed securities” (TBAs), which we treat as derivatives for reporting purposes. Open derivatives as of the balance sheet date are reported at fair value based on market quotes or valuations provided to us by third party investment managers using market data.

Certain products we sell have been determined to meet the definition of a derivative under FAS 133. These products are accounted for at fair value and consist of GMIB reinsurance in our life operation and credit default swaps principally through our ownership interest in Assured Guaranty. We believe that the most meaningful presentation of these derivatives is to reflect revenue as net premiums earned, and to record estimates of losses and loss expenses on specific credit events as incurred losses. When we determine that a loss on a derivative contract is probable, we establish reserves for the loss. Changes in fair value on all derivatives are included in net realized gains (losses). We generally hold these derivative contracts to maturity. Where we hold a derivative to maturity, the cumulative unrealized gains and losses will net to zero if we incur no credit losses on that contract. (See Note 2(o) of the Consolidated Financial Statements for more information)

The fair value of these instruments depends on a number of factors including changes in interest rates, changes in equity markets, changes in credit markets and for GMIB reinsurance, changes in the allocation of investments underlying annuitant account value. Where available, we use quoted market prices to determine the fair value of these instruments. If the quoted prices are not available, the fair value is estimated using valuation models for each type of instrument. These models may be developed by third parties, such as rating agencies, or internally based on market conventions for similar transactions, depending on the circumstances. These models and related assumptions are continuously reevaluated by management and enhanced, as appropriate, based upon improvements in modeling techniques and availability of more timely market information, such as market conditions and demographics of in-force annuities. Refer to Item 7A of the Form 10-K for a more detailed discussion of the sensitivity of our GMIB products to market factors.

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

Fair value adjustments attributed to derivative transactions are included in our net realized gains (losses). We recorded a loss of $14 million and a gain of $163 million in 2004 and 2003, respectively. In 2004, the change in fair value was related to many factors, including a loss of approximately $25 million related to the reversal of unrealized gains upon the termination of several credit default swaps and the sale of Assured Guaranty. The credit default swaps covered the equity layer of synthetic CDOs written by our financial solutions business. The unrealized losses were generally offset by increases in net premiums earned. In addition, net realized gains of $10 million were reported for GMIB reinsurance in 2004.

In addition, in past years, we had entered into a few other, relatively illiquid, index-based derivative instruments that were reported at fair value. These instruments were principally linked to equity and real estate market indices. The determination of fair value for these derivatives required considerable judgement as there was limited ability to trade the contracts, since they were uniquely structured and the exposure period covered up to 30 years. In early 2004, these contracts were terminated at a gain in conjunction with the sale of Assured Guaranty.

Goodwill

Goodwill, which represents the excess of the cost of our acquisitions over the tangible net assets we acquired, was $2.6 billion at December 31, 2004. The ACE INA acquisition comprises approximately 80 percent of this balance. FAS 142, “Goodwill and Other Intangible Assets”, primarily addresses accounting for goodwill and intangible assets subsequent to their acquisition. Pursuant to FAS 142, goodwill is not amortized to income but instead, is subject to a periodic evaluation of impairment. It is our policy to test goodwill as well as other intangible assets for other than temporary impairments on an annual basis. At January 1, 2002, the initial adoption date of FAS 142, January 1, 2003, and January 1, 2004, goodwill was assigned to the applicable reporting units of the acquired entities giving rise to goodwill. Our reporting units for purposes of impairment testing are primarily based on legal entities within our operating segments. The allocation of goodwill to these reporting units is consistent with goodwill recognized at acquisition. In effect, impairment tests are performed for each acquired entity giving rise to goodwill. The most significant reporting units are the domestic and international divisions of ACE INA, which were acquired in 1999; ACE Tempest Re acquired in 1996; and Tarquin Limited acquired in 1998. There are other reporting units that resulted from smaller acquisitions, that are also assessed annually. The transitional impairment test of goodwill determined that there was no impairment in goodwill in 2002. In our impairment tests, we principally use both an earnings model, that includes relevant financial data of comparable companies to the reporting unit being tested, such as the relationship of price to book value for recent transactions and market valuations of publicly traded companies, and an estimation of fair value based on present value of estimated net cash flows. We must assess whether the current fair value of our operating units is at least equal to the fair value used in the determination of goodwill. In doing this, we make assumptions and estimates about the profitability attributable to our operating segments, as this is important in assessing whether an impairment has occurred. As part of our ongoing management assessments, we regularly analyze our operating companies in an effort to maximize future cash flows and profitability. For 2004, we recorded a goodwill impairment of $13 million primarily as a result of a review conducted during the first quarter which led to a write-down of goodwill relating to our Lloyd’s life syndicate. We recorded a goodwill impairment of $6 million in 2003, due to updated forecasts which supported indications that two relatively small majority-owned companies would not achieve sufficient contract sales volumes to generate and sustain future profitable results. If, in the future, our assumptions and estimates made in assessing the fair value of acquired entities prove to be incorrect, goodwill carried on our balance sheet could be materially overstated. This would cause us to write-down the carrying value of goodwill, resulting in a charge to earnings in the period recorded. Accordingly, this could have a material adverse effect on our results of operations in the period the charge is taken.

In 2002, we purchased approximately 22 percent of a Chinese insurance company, Huatai Insurance Company (Huatai). We account for our ownership interest in Huatai under the equity method of accounting. At December 31, 2004, our carrying value for this investment is approximately $147 million, which includes goodwill of approximately $97 million. To date, Huatai’s product offerings have focused on P&C insurance; however, Huatai intends to commence selling life and asset accumulation products in 2005. Based on Huatai’s current business plan and the current state of the Chinese insurance market, we have determined that our investment in Huatai is not impaired at December 31, 2004.

Risk transfer

In the ordinary course of business, we both purchase, or cede, and sell, or assume, P&C reinsurance protection. For both ceded and assumed reinsurance, risk transfer requirements as per FAS No. 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts” (FAS 113), must be met in order to obtain reinsurance accounting, principally resulting in the recognition of cash flows under the contract as premium and losses. If risk transfer requirements are not met, a contract is to be accounted for as a deposit, typically resulting in the recognition of cash flows under the contract through a deposit asset or liability and not as revenue or expense. To meet risk transfer requirements, a reinsurance contract must include both insurance risk, consisting of underwriting and timing risk, and a reasonable possibility of a significant loss for the assuming entity. We also apply similar risk transfer requirements to determine whether certain commercial insurance contracts should be accounted for as insurance or a deposit. Contracts that include fixed premium (i.e., premium not subject to adjustment based on loss experience under the contract) for fixed coverage generally transfer risk and do not require judgment.

Reinsurance and insurance contracts that include both significant risk sharing provisions, such as adjustments to premiums or loss coverage based on loss experience, and relatively low policy limits as evidenced by a high proportion of maximum premium assessments to loss limits, can require considerable judgment to determine whether or not risk transfer requirements are met. For such contracts, often referred to as finite or structured products, we require that risk transfer be specifically assessed for each contract by developing expected cash flow analyses at contract inception. To support risk transfer, the cash flow analyses must support the fact that a significant loss is reasonably possible, such as a scenario in which the ratio of the net present value of losses divided by the net present value of premiums equals or exceeds 110 percent. For purposes of cash flow analyses, we generally use a risk-free rate of return consistent with the expected average duration of loss payments. In addition, to support insurance risk, we must prove the reinsurer’s risk of loss varies consistently with that of the reinsured and/or support various scenarios under which the assuming entity can recognize a significant loss.

To ensure risk transfer requirements are routinely assessed, quantitative risk transfer analyses and memos supporting risk transfer must be developed by underwriters for all structured products. Furthermore, throughout 2004, such assessments were reviewed and approved by Corporate Accounting. Beginning in December 2004, we formed a Structured Transaction Review Committee that has the responsibility of both reviewing risk transfer assessments and other relevant accounting matters for our structured products as well as certain underwriting criteria specific to structured or finite products.

With respect to ceded reinsurance, we have entered into a few multi-year excess of loss retrospectively-rated contracts that provide coverage during 2004 and 2003. These contracts principally provide severity protection for specific product divisions. Because traditional one-year reinsurance coverage had become relatively costly, these contracts were generally entered into to secure a more cost effective reinsurance program. All of these contracts transferred risk and have been accounted for as reinsurance. In addition, we maintain a few aggregate excess of loss reinsurance contracts that were principally entered into prior to 2003, such as the National Indemnity Company (NICO) contracts referred to in the section entitled, “Asbestos and Environmental Claims”. In 2002, we commenced a policy to discontinue the purchase of all finite reinsurance contracts, at both the corporate and product division level. Subsequent to the acquisition of CIGNA P&C, we have not purchased any retroactive ceded reinsurance contracts.

With respect to assumed reinsurance and insurance contracts, products giving rise to judgments regarding risk transfer are primarily sold by our financial solutions businesses, included in our Financial Services segment. Such products principally include multi-year retrospectively-rated contracts and loss portfolio transfers. Because transfer of insurance risk is generally a primary client motivation for purchasing these products, relatively few P&C insurance and reinsurance contracts have historically been written for which we concluded that risk transfer criteria had not been met. For certain insurance contracts that have been reported as deposits, the insured desired to self-insure a risk but was required, legally or otherwise, to purchase insurance so that claimants would be protected by a licensed insurance company in the event of non-payment from the insured.

Results of Operations – Years Ended December 31, 2004, 2003 and 2002

The discussions that follow include tables, which show both our consolidated and segment operating results for the three years ended December 31, 2004, 2003 and 2002. In presenting our segment operating results, we have discussed our performance with reference to underwriting results, which is a non-GAAP measure. We consider this measure, which may be defined differently by other companies, to be important in understanding our overall results of operations. Underwriting results are calculated by subtracting losses and loss expenses, life and annuity benefits, policy acquisition costs and administrative expenses from net premiums earned. We use underwriting results and operating ratios to monitor the results of our operations without the impact of certain factors, including net investment income, other (income) expense, interest and income tax expense and net realized gains (losses). We believe the use of these measures enhances the understanding of our results of operations by highlighting the underlying profitability of our insurance business. Underwriting results should not be viewed as a substitute for measures determined in accordance with GAAP.

Consolidated Operating Results

(in millions of U.S. dollars)	2004	2003	2002
Net premiums written	$11,528	$10,215	$8,068
Net premiums earned	11,136	9,602	6,830
Net investment income	1,001	861	802
Net realized gains (loss)	195	252	(489)
Total revenues	$12,332	$10,715	$7,143
Losses and loss expenses	7,714	6,118	4,906
Life and annuity benefits	172	181	158
Policy acquisition costs	1,558	1,357	960
Administrative expenses	1,288	1,160	944
Interest expense	183	177	193
Other expense	2	27	21
Total expenses	$10,917	$9,020	$7,182
Income (loss) before income tax	1,415	1,695	(39)
Income tax expense (benefit)	276	278	(116)
Net income	$1,139	$1,417	$77

Net premiums written, which reflect the premiums we retain after purchasing reinsurance protection, increased 13 percent in 2004, compared with 2003. This increase was driven by P&C net premiums written growth of 22 percent, partially offset by a 70 percent decline in net premiums written in our Financial Services segment. Adjusting for the appreciation of foreign currencies relative to the U.S. dollar, net premiums written in our P&C business increased 18 percent in 2004. The increase in our P&C business was primarily a result of growth in property and casualty business due to broader market presence, and growth in personal accident business. In addition, our P&C retention ratio (the ratio of net premiums written to gross premiums written) increased to 71 percent in 2004, compared with 67 percent in 2003. Such increases were partially offset by a decline in net premiums written in our Financial Services business, primarily due to the de-consolidation of Assured Guaranty beginning April 28, 2004 (subsequent to the IPO). Net premiums written increased 27 percent in 2003, compared with 2002, due to growth in P&C gross premiums written and increased retention.

The following table provides a consolidated breakdown of net premiums earned by line of business for the years ended December 31, 2004, 2003 and 2002.

(in millions of U.S. dollars)	2004	% of total	2003	% of total	2002	% of total
Property and all Other	$3,350	30%	$2,899	30%	$2,064	30%
Casualty	5,913	53%	4,498	47%	2,780	41%
Personal Accident (A&H)	1,133	10%	920	10%	701	10%
Total P&C	10,396	93%	8,317	87%	5,545	81%
Global Re – life	220	2%	184	2%	158	2%
Financial Services	520	5%	1,101	11%	1,127	17%
Net premiums earned	$11,136	100%	$9,602	100%	$6,830	100%

Net premiums earned reflect the portion of net premiums written that were recorded as revenues for the period as the exposure period expires. Net premiums earned in our P&C business increased 25 percent (21 percent, adjusting for foreign exchange) in 2004, respectively, compared with 2003. Our Financial Services business reported a decrease in net premiums earned of 53 percent in 2004, compared with 2003. The change in net premiums earned for both the P&C and Financial Services businesses is consistent with the trend in net premiums written. Net premiums earned increased 41 percent in 2003, compared with 2002, consistent with the increase in net premiums written.

Net investment income increased 16 percent in 2004, compared with 2003. The increase in net investment income is primarily due to positive operating cash flows, which have resulted in a higher overall average invested asset base. The sale of Assured Guaranty during 2004 had the effect of reducing the average invested asset base for Financial Services, which resulted in lower net investment income for that segment. Net investment income increased seven percent in 2003, compared with 2002, also due to the higher average invested asset base.

In evaluating our P&C and Financial Services businesses we use the combined ratio, the loss and loss expense ratio, the policy acquisition cost ratio and the administrative expense ratio. We calculate these ratios by dividing the respective expense amounts by net premiums earned. We do not calculate these ratios for the life reinsurance business as we do not use these measures to monitor or manage that business. The combined ratio is determined by adding the loss and loss expense ratio, the policy acquisition cost ratio and the administrative expense ratio. A combined ratio under 100 percent indicates underwriting income, and a combined ratio exceeding 100 percent indicates underwriting losses.

The following table shows our consolidated loss and loss expense ratio, policy acquisition ratio, administrative expense ratio and combined ratio for the years ended December 31, 2004, 2003 and 2002.

	2004	2003	2002
Loss and loss expense ratio	70.7%	65.0%	73.5%
Policy acquisition cost ratio	14.1%	14.2%	14.2%
Administrative expense ratio	11.8%	12.3%	14.0%
Combined ratio	96.6%	91.5%	101.7%

Our loss and loss expense ratio increased 5.7 percentage points in 2004, compared with 2003, primarily due to increased catastrophe losses and A&E reserve strengthening, both recorded in the second half of the year. Partially offsetting the impact of these charges, we experienced less net adverse prior period development in 2004, compared with 2003. The following table shows the impact of catastrophe losses, A&E reserve strengthening and prior period development on our loss and loss expense ratio for the years ended December 31, 2004, 2003 and 2002.

	2004	2003	2002
Loss and loss expense ratio, as reported	70.7%	65.0%	73.5%
Catastrophe losses	4.7%	1.2%	2.3%
A&E reserve strengthening	4.2%	—	7.7%
Adverse prior period development	1.0%	1.7%	2.9%
Loss and loss expense ratio, adjusted	60.8%	62.1%	60.6%

We recorded $499 million in catastrophe losses in 2004, compared with $112 million and $156 million in 2003 and 2002, respectively. In the fourth quarter of 2004, we recorded a net increase in A&E and other run-off reserves of $465 million. The net additions comprised A&E reserve increases of $554 million including the provision for bad debts of $95 million and favorable prior period development of $89 million in other run-off reserves. In 2002, net A&E reserves were increased by $516 million. Our loss and loss expense ratio is also impacted by prior period development. Prior period development arises from changes to loss estimates recognized in the current year that relate to loss reserves first reported in previous calendar years and excludes the effect of losses from the development of earned premium from previous accident years. For purposes of analysis and disclosure, management views prior period development to be changes in the nominal value of loss estimates from period to period and excludes changes in loss estimates that do not arise from the emergence of claims, such as those related to uncollectible reinsurance, interest, or foreign currency. Accordingly, specific items excluded from prior period development include the following: gains/losses related to foreign currency translation that affect both the valuation of unpaid losses and loss expenses and losses incurred; losses recognized from the early termination or commutation of reinsurance agreements that principally relate to the time value of money; changes in the value of reinsurance business assumed reflected in losses incurred but principally related to the time value of money and losses that arise from changes in estimates of earned premiums from prior accident years. We experienced net adverse prior period development excluding A&E of $111 million in 2004, compared with net adverse prior period development of $164 million and $193 million in 2003 and 2002, respectively. Our Segment Operating Results, below, contain further detail of the prior period development recognized in our Consolidated Financial Statements.

Our losses and loss expenses for 2004 also include $25 million in connection with the commutation of ceded reinsurance contracts that resulted from a differential between consideration received from reinsurers and the related reduction of reinsurance recoverables, principally related to the time value of money. Due to our initiatives to reduce reinsurance recoverable balances and thereby encourage such commutations, losses recognized in connection with the commutation of ceded reinsurance contracts in 2004 and thereafter are not considered when assessing segment performance and accordingly, are directly allocated to the Corporate segment. Additionally, we do not consider the development of loss reserves related to the September 11 tragedy (WTC) in assessing segment performance as these loss reserves are managed by Corporate. Accordingly, the effect of related loss reserve development either positively or negatively on net income is reported within the Corporate segment. During the fourth quarter of 2004, certain adjustments were made to these loss reserves; however, there was no net loss reserve development on a consolidated basis. Although the Corporate segment reported no net loss development, it incurred a tax benefit of $14 million from these adjustments since loss reserves developed adversely in taxable jurisdictions, thereby resulting in a tax benefit, but favorably in non-taxable jurisdictions. As of December 31, 2004, gross and net unpaid losses related to WTC amounted to $756 million and $273 million, respectively.

The remaining decrease in the loss and loss expense ratio for 2004 was primarily the result of favorable current accident year experience on property business of approximately $140 million. Partially offsetting this decrease were changes in business mix in our Global Reinsurance and Insurance – North American segments. Global Reinsurance has been growing its non-catastrophe P&C lines while Insurance – North American has been increasing its participation in casualty lines. See the section entitled “Segment Operating Results” for more information.

Our policy acquisition costs include commissions, premium taxes, underwriting and other costs that vary with, and are primarily related to, the production of premium. The policy acquisition cost ratio was stable in 2004 compared with 2003 and 2002. For 2004 and 2003, our policy acquisition costs include commission expenses related to Policy Service Agreements (PSAs) of $53 million and $61 million, respectively.

Our administrative expense ratios have declined over the last three years due to the favorable impact of expense reduction initiatives which commenced in 2003 and continued into 2004. Administrative expenses in 2004 were negatively impacted by costs associated with compliance with the Sarbanes-Oxley Act and by legal expenses incurred in connection with the AG investigations.

Interest expense increased slightly in 2004 due to our issuance of $500 million of ACE INA 5.875 percent senior notes during the second quarter, partially offset by our repayment of the $400 million of ACE INA 8.2 percent notes in the third quarter. Interest expense declined in 2003, compared with 2002, primarily due to a reduction in average outstanding trust preferred securities. Other (income) expense includes equity in net income of subsidiary from Assured Guaranty – see the section entitled “Other Income and Expense” for more information.

Our effective tax rate on net income was 20 percent in 2004, compared with 16 percent in 2003. This is primarily a result of incurring the majority of the 2004 catastrophe charges in lower-tax jurisdictions, causing our net income to decline without a commensurate decrease in income tax expense. Additionally, in 2004, we incurred approximately $13 million in income tax expense related to federal income taxes from the transfer of our U.S. financial and mortgage guaranty operations to Assured Guaranty and attributed to the sale of our Assured Guaranty shares. The A&E reserve strengthening resulted in tax benefits of $163 million in 2004, which partially reduced our overall effective tax rate on net income. Our effective tax rate is dependent upon the mix of earnings from different jurisdictions with various tax rates; a change in the geographic mix of earnings would change the effective tax rate. The income tax benefit in 2002, relates primarily to the A&E reserve strengthening in that year.

Net income declined 20 percent in 2004, compared with 2003, primarily due to increased catastrophe losses and A&E reserve strengthening. The appreciation of foreign currencies relative to the U.S. dollar added $43 million to our net income in 2004. Net income increased significantly in 2003, compared with 2002, which was negatively impacted by A&E reserve strengthening.

Segment Operating Results – Years Ended December 31, 2004, 2003 and 2002

The performance of our management for the P&C and Financial Services segments are measured based on the results achieved in underwriting income and income excluding net realized gains (losses).

Insurance – North American

The Insurance – North American segment comprises our P&C insurance operations in the U.S., Bermuda and Canada. This segment writes a variety of insurance products including property, casualty (general liability, workers’ compensation, risk management, professional lines (directors and officers (D&O) and errors and omissions coverages (E&O)), marine, program business, aerospace, consumer-oriented products, specialty lines and accident and health (A&H)—principally being personal accident. For more detail on each of our segments refer to the section entitled, “Segment Information”, under Item 1.

(in millions of U.S. dollars)	2004	2003	2002
Net premiums written	$5,098	$4,015	$2,919
Net premiums earned	4,678	3,654	2,475
Losses and loss expenses	3,902	2,521	2,200
Policy acquisition costs	440	387	216
Administrative expenses	482	402	341
Underwriting income (loss)	$(146)	$344	$(282)
Net investment income	460	403	396
Net realized gains (losses)	124	39	(199)
Interest expense	21	22	22
Other (income) expense	5	14	(1)
Income tax expense (benefit)	68	179	(47)
Net income (loss)	$344	$571	$(59)
Loss and loss expense ratio	83.4%	69.0%	88.9%
Policy acquisition cost ratio	9.4%	10.6%	8.7%
Administrative expense ratio	10.3%	11.0%	13.8%
Combined ratio	103.1%	90.6%	111.4%

Net premiums written for the Insurance – North American segment increased 27 percent in 2004 compared with 2003. The increase relates primarily to growth in casualty business, which increased 30 percent in 2004, compared with 2003. We have been increasing our participation in the casualty market in order to take advantage of more favorable market conditions (relative to property lines). In recent quarters, we have noted that although rates, terms and conditions continue to produce adequate returns, the growth in casualty premiums has begun to slow due to increased competitive conditions. Despite the softening market conditions, we reported robust growth on the strength of broader market presence, increased product offerings and higher submission flows. In addition, we have been increasing our retention of business due to the improving risk profile of our underlying business and our increasing capital base. Insurance – North American’s retention ratio increased to 63 percent in 2004, compared with 58 percent in 2003, resulting in additional net premiums written of $385 million. Net premiums written for Insurance – North American increased 38 percent in 2003, compared with 2002, primarily due to increased retention of gross premiums written.

The following two tables provide a line of business and entity/divisional breakdown of Insurance – North American’s net premiums earned for the years ended December 31, 2004, 2003 and 2002.

(in millions of U.S. dollars)	2004	% of total	2003	% of total	2002	% of total
Property and all Other	$1,278	27%	$1,067	29%	$945	38%
Casualty	3,226	69%	2,446	67%	1,445	59%
Personal Accident (A&H)	174	4%	141	4%	85	3%
Net premiums earned	$4,678	100%	$3,654	100%	$2,475	100%

(in millions of U.S. dollars)	2004	2003	2002
ACE USA	$3,010	$2,173	$1,397
ACE Westchester Specialty	1,242	1,061	819
ACE Bermuda	426	420	259
Net premiums earned	$4,678	$3,654	$2,475

ACE USA, which includes ACE operations in Canada, provides a broad array of products and services to corporate and consumer clients throughout the U.S. and Canada, primarily through licensed insurance companies. Distribution channels include retail brokers, agents, managing general agents, and managing general underwriters. ACE USA’s net premiums earned increased 39 percent in 2004, compared with 2003, primarily due to growth experienced in the casualty lines in 2003 and early 2004. ACE USA reported solid growth in risk management and excess workers’ compensation (primarily high deductible policies in national accounts business) due to new business, rate increases and higher retention. ACE USA also experienced strong demand for specialty products such as small business workers’ compensation coverage and umbrella, excess coverage as well as liability, professional liability (mainly D&O), environmental, commercial surety and medical coverages. The current year’s growth in net premiums earned has outpaced the growth of net premiums written, reflecting the launch of new products first offered in late 2003, expanded distribution and the more favorable rate environment experienced in 2003. ACE USA reported an increase in net premiums earned of 56 percent in 2003, compared with 2002, primarily due to higher rates and increased volume of P&C business, especially on casualty lines.

ACE Westchester Specialty specializes in the wholesale distribution of excess and surplus lines property, inland marine and casualty coverage and products. ACE Westchester Specialty also provides coverage for agriculture business and specialty programs through its Program division. ACE Westchester Specialty’s net premiums earned increased 17 percent in 2004, compared with 2003. This increase primarily reflects higher casualty writings as well as increased agriculture coverage, reflecting growth in new business. ACE Westchester Specialty’s net premiums earned for 2003 increased 30 percent, compared with 2002. This increase was primarily due to higher casualty writings and growth in agriculture business.

ACE Bermuda, which specializes in providing professional lines and excess liability coverage, reported stable net premiums earned in 2004, compared with 2003, as increased capacity has fueled competition, and a decline in rates on professional lines and excess property business. ACE Bermuda reported an increase in net premiums earned of 62 percent in 2003, compared with 2002, primarily on the strength of higher renewal rates and increased volume of new business across most of its product offerings.

Insurance – North American’s loss and loss expense ratio increased 14.4 percentage points in 2004, compared with 2003. This increase was primarily due to the A&E reserve strengthening, increased catastrophe losses and prior period development. The following table shows the impact of catastrophe losses, A&E reserve strengthening and prior period development on our loss and loss expense ratio for the years ended December 31, 2004, 2003 and 2002.

	2004	2003	2002
Loss and loss expense ratio, as reported	83.4%	69.0%	88.9%
Catastrophe losses	2.9%	0.6%	–
A&E reserve strengthening	9.8%	–	20.9%
Adverse prior period development	4.2%	2.5%	3.2%
Loss and loss expense ratio, adjusted	66.5%	65.9%	64.8%

Our catastrophe losses for 2004 were $126 million, compared with catastrophe losses of $20 million in 2003. The 2004 loss and loss expense ratio was negatively impacted by the A&E and other run-off reserve strengthening, which resulted in a before-tax charge of $459 million, including the provision for bad debts, for Insurance – North American. The net additions comprised A&E reserve increases of $548 million including the provision for bad debts of $95 million and favorable prior period development of $89 million in other run-off reserves.

We also experienced $195 million of net adverse prior period development in 2004, representing 2.9 percent of the segment’s unpaid loss and loss expense reserves at January 1, 2004. This compares with 2003 net adverse prior period development of $91 million, representing 1.6 percent of the segment’s unpaid loss and loss expense reserves at January 1, 2003. The 2004 prior period development was the net result of several underlying favorable and adverse movements, the most significant of which were:

• Adverse development of $98 million (accident years 2002 and prior) on the ACE Bermuda high excess professional lines business book due to updated information received for a few known claims with U.S. exposures.

• Adverse development of $298 million in our domestic U.S. run-off operations following completion of reserve studies that reflected higher than anticipated actual loss experience. In particular;

• Workers’ compensation business (approximately $163 million across accident years 2001 and prior) on several blocks of business including middle market and excess policies, particularly related to a higher severity of claims relative to original expectations arising from various sources such as continued medical inflation and higher allocated claims expense costs. To respond to these trends, for certain workers’ compensation portfolios, a detailed claims audit was performed on a number of our larger blocks of worker compensation business and the latest actuarial studies segregated the claims data into finer components. The result of these efforts was a more detailed and refined analysis which included changes in loss development factors and tail factor selections, and led to the increases in our estimates of ultimate losses during 2004.

• General liability business (approximately $60 million across accident years 2002 and prior) on various books of business including primary and excess casualty. This development was principally the result of an increase in the frequency of claims reported relative to initial expectations.

• Open market facility writing specialty business ($28 million across accident years 1998-2002).

• Aviation business ($27 million in accident years 2003 and prior) primarily related to adverse case reserve development.

• Miscellaneous professional liability business ($20 million in accident years 2000 and prior).

• Favorable development of $181 million on lines with short-tail exposures (i.e. property and marine) principally related to accident years 2003 and, to a lesser extent, 2002. Such favorable development was the result of lower claims emergence relative to prior years.

The 2003 net adverse prior period development was related to casualty lines as adverse prior period development of $74 million was experienced in professional liability, reinsurance of long-term disability and run-off business and $34 million arising from an increase in medical inflation on run-off workers’ compensation affecting accident years 1997-2000. This adverse prior period development was partially offset by $28 million of favorable prior period development on property, excess liability and marine lines of business. Net adverse prior period development of $79 million was incurred in 2002, primarily from run-off business with the remainder being attributed to several lines of business including workers’ compensation, commercial automobile, health care asset management run-off, warranty and financial institutions business.

The remaining increase in the loss and loss expense ratio in the three years ended December 31, 2004, 2003 and 2002, was principally the result of casualty lines comprising a higher proportion of net premiums earned. Due to their longer claim pay-out duration, casualty lines exhibit a higher loss and loss expense ratio relative to other types of business. The impact of the increasing proportion of casualty business on the loss ratio was partially offset by favorable current accident year experience of $35 million on property business.

Administrative expenses increased in 2004 and 2003, primarily due to increased staffing costs (primarily underwriting and support unit personnel) and technology spending, related to servicing the growth in Insurance – North American’s product lines. The administrative expense ratio declined in 2004 and 2003, due to an increase in net premiums earned that outpaced the growth in expenses. The policy acquisition ratio for 2003 increased due to our decision to increase our retention ratio by purchasing less reinsurance, which resulted in reduced ceding commissions for Insurance – North American.

Insurance – Overseas General

The Insurance – Overseas General segment comprises ACE International, our network of indigenous insurance operations, and the insurance operations of ACE Global Markets, our excess and surplus lines writer (which underwrites P&C insurance through Lloyd’s Syndicate 2488 and ACE European Group Limited (formerly known as ACE INA UK Limited)). The Insurance – Overseas General segment writes a variety of insurance products including property, casualty consisting of general liability, professional lines (D&O and E&O), marine, energy, aviation, political risk, consumer-oriented products and A&H – principally being personal accident. For more detail on each of our segments refer to the section entitled, “Segment Information”, under Item 1.

(in millions of U.S. dollars)	2004	2003	2002
Net premiums written	$4,370	$3,751	$2,716
Net premiums earned	4,322	3,563	2,393
Losses and loss expenses	2,426	2,144	1,455
Policy acquisition costs	803	682	533
Administrative expenses	554	486	390
Underwriting income	$539	$251	$15
Net investment income	233	155	106
Net realized gains (losses)	47	(6)	(37)
Interest expense	—	—	1
Other (income) expense	25	7	(2)
Income tax expense (benefit)	238	79	(6)
Net income	$556	$314	$91
Loss and loss expense ratio	56.1%	60.2%	60.8%
Policy acquisition cost ratio	18.6%	19.2%	22.3%
Administrative expense ratio	12.8%	13.6%	16.3%
Combined ratio	87.5%	93.0%	99.4%

Insurance – Overseas General’s net premiums written increased 17 percent in 2004 (8 percent adjusting for foreign exchange), compared with 2003, principally due to the weakening of the U.S. dollar against the British pound sterling and the Euro and also due to growth across most regions for ACE International. Additionally, the retention ratio for Insurance – Overseas General increased to 75 percent in 2004, compared with 72 percent in 2003. This increase in retention added $175 million to net premiums written in 2004. Net premiums written increased 38 percent in 2003, compared with 2002, due to rate increases, new business and the weakening of the U.S. dollar.

ACE International’s P&C operations are organized geographically and along product lines. Property insurance products include traditional commercial fire coverage as well as energy industry-related coverages. Principal casualty products are commercial general liability and liability coverage for multinational organizations. Through our professional lines, we provide D&O and professional indemnity coverages for medium to large clients. The A&H insurance operations provide principally accident coverage to individuals and groups outside of U.S. insurance markets. In 2004, ACE International recorded an increase in net premiums written of 22 percent (11 percent adjusting for foreign exchange) to $3.2 billion. ACE International’s increase in net premiums written was primarily driven by ACE Europe and ACE Asia Pacific, as both regions reported strong growth in P&C and A&H lines, mainly due to new business recorded in the first three quarters of the year. More recently, we have seen increased competitive conditions in Europe and the U.K. which have resulted in rates being flat or lower for ACE Europe’s P&C and A&H lines. ACE Latin America reported growth in A&H business. ACE International’s net premiums written increased 38 percent in 2003, compared with 2002, due to rate increases, new business and the weakening of the U.S. dollar.

ACE Global Markets’ main lines of business include aviation, property, energy, professional lines, marine, political risk and A&H. ACE Global Markets’ net premiums written increased three percent to $1.1 billion in 2004 (unchanged, adjusting for foreign exchange). ACE Global Markets’ net premiums written increased 40 percent in 2003, compared with 2002, primarily due to rate increases, increased retention of gross premiums written and the depreciation of the U.S. dollar.

The following two tables provide a line of business and entity/divisional breakdown of Insurance – Overseas General’s net premiums earned for the years ended December 31, 2004, 2003 and 2002.

(in millions of U.S. dollars)	2004	% of total	2003	% of total	2002	% of total
Property and all Other	$1,370	32%	$1,125	32%	$637	27%
Casualty	1,994	46%	1,659	46%	1,140	48%
Personal Accident (A&H)	958	22%	779	22%	616	25%
Net premiums earned	$4,322	100%	$3,563	100%	$2,393	100%

(in millions of U.S. dollars)	2004	2003	2002
ACE Europe	$1,934	$1,466	$925
ACE Asia Pacific	491	390	246
ACE Far East	382	367	335
ACE Latin America	355	297	225
ACE International	3,162	2,520	1731
ACE Global Markets	1,160	1,043	662
Net premiums earned	$4,322	$3,563	$2,393

Insurance – Overseas General increased net premiums earned 21 percent in 2004, compared with 2003 (13 percent adjusting for foreign exchange). Consistent with the trend in net premiums written, the major driver of growth was ACE Europe which contributed close to 62 percent of Insurance – Overseas General’s increase in net premiums earned in 2004. ACE Europe has been experiencing several quarters of increased production across most of its product offerings and has also been bolstered by the appreciation of foreign currencies against the U.S. dollar. Net premiums earned increased 49 percent in 2003, compared with 2002, principally due to new business, higher rates and the devaluation of the U.S. dollar.

Insurance – Overseas General’s loss and loss expense ratio decreased 4.1 percentage points in 2004, primarily due to favorable current accident year experience on property business, which amounted to $95 million. The following table shows the impact of catastrophe losses, and prior period development on our loss and loss expense ratio for the years ended December 31, 2004, 2003 and 2002.

	2004	2003	2002
Loss and loss expense ratio, as reported	56.1%	60.2%	60.8%
Catastrophe losses	1.4%	0.3%	2.8%
Adverse prior period development	0.2%	1.6%	4.3%
Loss and loss expense ratio, adjusted	54.5%	58.3%	53.7%

Catastrophe losses for 2004 were $53 million, compared with $10 million and $68 million for 2003 and 2002, respectively.

We experienced $12 million of net adverse prior period development in 2004 (including $6 million relating to A&E reserve strengthening), representing 0.2 percent of the segment’s unpaid loss and loss expense reserves at January 1, 2004. This compares with 2003 net adverse prior period development of $57 million, representing 2.3 percent of the segment’s unpaid loss and loss expense reserves at January 1, 2003. The 2004 prior period development was the net result of several underlying favorable and adverse movements, the most significant of which were:

• Favorable development of $103 million on short-tail property and fire lines (primarily accident year 2003 and to a lesser extent 2002) primarily due to the emergence of favorable loss experience, mostly at ACE Europe and ACE Asia Pacific.

• Adverse development of $42 million on aviation business as a result of a lengthening of development patterns used in loss reserving analysis driven by recent claims emergence.

• Adverse development of $28 million on casualty lines due to changes in actuarial reserving assumptions and in particular those to derive allocated loss adjustment expense reserves, following detailed actuarial review.

• Adverse development of $12 million on political risk due to adverse loss experience most notably on expropriation and repayment default claims in Argentina.

• Adverse development of $10 million on A&H, primarily driven by continued poor experience on Norwegian occupational injury (primarily accident years 2001–2003).

• Adverse development of $10 million on run-off retrocessional business following review of individual treaties.

The 2003 net adverse prior period development was driven by $54 million of adverse prior period development on specialty lines, including marine and satellite and also $38 million on casualty lines related to the lengthening of development patterns. This adverse prior period development was partially offset by $47 million of favorable loss experience on short-tail property and fire lines. Net adverse prior period development of $104 million was incurred in 2002, primarily related to casualty and D&O lines for ACE International and aerospace business for ACE Global Markets.

The policy acquisition cost ratio for Insurance – Overseas General improved in 2004, due to changes in business mix and also due to underwriters’ continued focus on reducing commission charges, particularly within ACE Global Markets’ financial lines. Insurance – Overseas General’s administrative expenses increased 14 percent in 2004, primarily due to the depreciation of the U.S. dollar and increased staff costs at ACE Europe and ACE Asia Pacific. The administrative expense ratio for Insurance – Overseas General improved due to the increase in net premiums earned coupled with a reduction in Lloyd’s charges within ACE Global Markets. In 2003, the policy acquisition ratio declined compared with 2002, primarily due to changes in business mix. Administrative expenses increased in 2003, compared with 2002, primarily due to the increased cost associated with supporting business growth across all regions of the world and the depreciation of the U.S dollar.

Global Reinsurance

The Global Reinsurance segment comprises the operations of the ACE Tempest Group – ACE Tempest Re Bermuda, ACE Tempest Re USA, ACE Tempest Re Europe, and ACE Tempest Life Re (ACE Life Re). ACE Life Re is our Bermuda-based life reinsurance operation and is addressed separately. For more detail on each of our segments refer to the section entitled, “Segment Information”, under Item 1.

Property and Casualty Reinsurance

(in millions of U.S. dollars)	2004	2003	2002
Net premiums written	$1,524	$1,225	$777
Net premiums earned	1,396	1,100	677
Losses and loss expenses	973	559	304
Policy acquisition costs	271	211	123
Administrative expenses	65	62	40
Underwriting income (loss)	$87	$268	$210
Net investment income	126	87	82
Net realized gains (losses)	27	55	(43)
Interest expense	–	–	1
Other (income) expense	(1)	(3)	(1)
Income tax expense	15	14	1
Net income	$226	$399	$248
Loss and loss expense ratio	69.7%	50.9%	44.9%
Policy acquisition cost ratio	19.4%	19.2%	18.1%
Administrative expense ratio	4.6%	5.6%	5.9%
Combined ratio	93.7%	75.7%	68.9%

Global Reinsurance’s net premiums written increased 24 percent in 2004, compared with 2003, primarily due to higher non-catastrophe P&C production at ACE Tempest Re USA and ACE Tempest Re Europe, partially offset by a decrease in property catastrophe business at ACE Tempest Re Bermuda. In addition, Global Reinsurance’s retention ratio increased to 97 percent in 2004, compared with 93 percent in 2003. This increase in retention added $63 million to Global Reinsurance’s net premiums written. Net premiums written increased 58 percent in 2003, compared with 2002, driven by higher rates and increased P&C volume.

The following two tables provide a line of business and entity/divisional breakdown of Global Reinsurance’s net premiums earned for the years ended December 31, 2004, 2003 and 2002.

(in millions of U.S. dollars)	2004	% of total	2003	% of total	2002	% of total
Property and all Other	$374	27%	$311	28%	$149	22%
Casualty	693	50%	394	36%	159	23%
Property catastrophe	329	23%	395	36%	369	55%
Net premiums earned	$1,396	100%	$1,100	100%	$677	100%

(in millions of U.S. dollars)	2004	2003	2002
ACE Tempest Re Europe	$303	$259	$142
ACE Tempest Re USA	756	463	182
ACE Tempest Re Bermuda	337	378	353
Net premiums earned	$1,396	$1,100	$677

Net premiums earned increased 27 percent in 2004, compared with 2003, and 62 percent in 2003, compared with 2002. The increases were primarily due to the growing proportion of non-catastrophe P&C business relative to catastrophe business over the last three years.

ACE Tempest Re USA, which focuses on writing property per risk and casualty reinsurance, reported a 63 percent increase in net premiums earned in 2004, compared with 2003, primarily due to increased casualty business written and higher renewal rates. ACE Tempest Re Europe, which writes most lines of P&C with an orientation towards specialty and short-tail products, reported a 17 percent increase in net premiums earned in 2004. This increase was primarily due to the robust casualty market in 2003 and early 2004, which offset weakness in property catastrophe and aviation. ACE Tempest Re Bermuda, which principally provides property catastrophe reinsurance globally to insurers of commercial and personal property, reported an 11 percent decrease in net premiums earned in 2004. A market-wide decline in rates on property catastrophe business, combined with our underwriting discipline has resulted in downward pressure on premium production for ACE Tempest Re Bermuda.

The loss and loss expense ratio increased 18.8 percentage points in 2004 compared with 2003, primarily due to increased catastrophe losses. The following table shows the impact of catastrophe losses and prior period development on our loss and loss expense ratio for the years ended December 31, 2004, 2003 and 2002.

(in millions of U.S. dollars)	2004	2003	2002
Loss and loss expense ratio, as reported	69.7%	50.9%	44.9%
Catastrophe losses	21.6%	7.5%	13.0%
Favorable prior period development	(4.4)%	(2.5)%	(3.0)%
Loss and loss expense ratio, adjusted	52.5%	45.9%	34.9%

We recorded $309 million in catastrophe losses in 2004, compared with $82 million and $88 million in 2003 and 2002, respectively.

We experienced $61 million of net favorable prior period development in 2004, representing 6.6 percent of the segment’s unpaid loss and loss expense reserves at January 1, 2004. This compares with 2003 net favorable prior period development of $27 million, representing 5.2 percent of the segment’s unpaid loss and loss expense reserves at January 1, 2003. The 2004 favorable prior period development related primarily to property and other short-tail lines and resulted from a difference between the actual experience and the expected claims emergence used to establish the reserves for accident years 2003 and 2002. The 2003 favorable prior period development related principally to the better than expected claims experience on property and short-tail lines. Net favorable prior period development of $20 million was incurred in 2002, primarily due to lower than expected losses on property catastrophe business.

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

Global Reinsurance’s policy acquisition cost ratio increased in 2004 and 2003, due to the higher proportion of business generated from ACE Tempest Re USA, relative to ACE Tempest Re Europe and ACE Tempest Re Bermuda. ACE Tempest Re USA’s business is written more on a pro-rata basis (versus excess-of-loss), which incurs higher acquisition costs due to the higher level of ceding commissions paid. Administrative expenses increased in 2004 and 2003, primarily due to higher staffing costs to support growth in business at ACE Tempest Re USA. The administrative expense ratio decreased in 2004 and 2003 due to increased net premiums earned.

Life Reinsurance

ACE Life Re principally provides reinsurance coverage to other life insurance companies, focusing on guarantees included in certain fixed and variable annuity products. The reinsurance transactions we enter into typically help clients (ceding companies) to manage mortality, morbidity, lapse and/or capital market risks embedded in their books of business. We use sophisticated stochastic modeling techniques to price our reinsurance products based on robust actuarial and investment models which incorporate a number of factors. These factors include assumptions for mortality, morbidity, expenses, demographics, persistency, investment returns, macroeconomic factors such as inflation and taxation and certain regulatory factors such as reserve and surplus requirements. Our reinsurance treaties are non-proportional in nature, all of which incorporate some form of annual claim limit, and many of which include an aggregate claim limit as well as either an annual or aggregate claim deductible. We also use modeling software to monitor, measure, and manage the aggregate exposure which is bound by limits set by senior management.

We assess the performance of our life reinsurance business based on life underwriting income which includes net investment income.

(in millions of U.S. dollars)	2004	2003	2002
Net premiums written	$220	$185	$159
Net premiums earned	220	184	158
Life and annuity benefits	172	181	158
Policy acquisition costs	22	16	16
Administrative expenses	4	3	6
Net investment income	33	33	27
Life underwriting income	55	17	5
Net realized gains (losses)	7	(21)	(14)
Net income (loss)	$62	$(4)	$(9)

Life underwriting income improved in 2004, compared with 2003, primarily due to the increase in net premiums earned, combined with lower life and annuity benefits. Net premiums earned increased in 2004 primarily due to higher variable annuity production, while life and annuity benefits declined due to the increased proportion of premium volume from variable annuity products, which typically have lower expected benefit pay-outs than other business. Net income increased, due to higher life underwriting income, combined with net realized gains which arose primarily due to movement in interest rates and the equity market in 2004 and the corresponding fair value adjustment on GMIBs, which amounted to a $10 million gain. Life underwriting income increased $12 million in 2003, compared with 2002, primarily due to higher investment income, combined with lower administrative expenses due to reduced staff levels.

Financial Services

The Financial Services segment consists of our financial solutions business and our proportionate share of Assured Guaranty’s earnings, which is 100 percent through April 28, 2004, and 34.7 percent thereafter. The financial solutions operations provide one-off insurance and reinsurance solutions to clients with unique or complex risks, which are not adequately addressed in the traditional insurance market. Each financial solutions contract is structured to meet the needs of each client. Assured Guaranty provides credit enhancement products to the municipal finance, structured finance and mortgage markets. For more detail on each of our segments refer to the section entitled, “Segment Information”, under Item 1.

Certain products (principally credit protection oriented) issued by the Financial Services segment have been determined to meet the definition of a derivative under FAS 133. For more information see the section entitled “Critical Accounting Estimates”.

From April 29, 2004, our proportionate share of Assured Guaranty’s earnings is reflected in “Other (income) expense” in our consolidated statement of operations. The equity in net income recorded from Assured Guaranty in 2004 was $46 million.

(in millions of U.S. dollars)	2004	2003	2002
Net premiums written	$316	$1,039	$1,497
Net premiums earned	520	1,101	1,127
Losses and loss expenses	388	894	947
Policy acquisition costs	22	61	72
Administrative expenses	40	84	57
Underwriting income (loss)	$70	$62	$51
Net investment income	147	202	190
Net realized gains (losses)	(17)	190	(117)
Interest expense	5	6	10
Other (income) expense	(26)	–	(1)
Income tax expense	35	64	13
Net income	$186	$384	$102
Loss and loss expense ratio	74.6%	81.2%	84.0%
Policy acquisition cost ratio	4.3%	5.5%	6.4%
Administrative expense ratio	7.5%	7.7%	5.0%
Combined ratio	86.4%	94.4%	95.4%

Financial Services reported a decrease in net premiums written of 70 percent in 2004, compared with 2003. The decline was primarily a result of the sale of Assured Guaranty, which reduced net premiums written by $509 million. Additionally, the financial solutions operations reported LPT production of $27 million in 2004, compared with $274 million in 2003. With respect to the financial solutions business, premium volume can vary significantly from period to period and therefore premiums written in any one period are not indicative of premiums to be written in future periods. Financial Services’ net premiums written decreased 31 percent in 2003, compared with 2002, primarily due to the termination of equity layer CDOs in connection with our sale of Assured Guaranty.

The Financial Services segment reported an increase in underwriting income of 13 percent in 2004, compared with 2003. The increase was mainly driven by a lower loss and loss expense ratio in our financial guaranty operations prior to the IPO of Assured Guaranty. This improvement in the loss and loss expense ratio was a result of the settlement of one-off transactions in preparation for the IPO. Underwriting income increased 22 percent in 2003, compared with 2002, primarily due to a lower loss and loss expense ratio. We experienced $29 million of net favorable prior period development in 2004, representing one percent of the segment’s unpaid loss and loss expense reserves at January 1, 2004. This compares with 2003 net adverse prior period development of $43 million, representing 1.7 percent of the segment’s unpaid loss and loss expense reserves at January 1, 2003. The 2004 development was primarily related to $38 million of favorable prior period development in connection with the receipt of ceding company reports updating claims information on large high excess of loss assumed multi-year contract and $14 million arising on a multi-year claims made insurance policy for which it was determined that certain claims previously recognized in 2002 and 2003 would fall below policy attachment points. The favorable prior period development was partially offset by $20 million of adverse prior period development on several contracts following actuarial reviews that concluded with updated loss development patterns. The 2003 adverse prior period development arose principally on the structured finance line of business due to credit deterioration in collateralized debt obligations assumed through reinsurance treaties and, to a lesser extent, an increase in a case reserve on an auto residual value transaction. Net adverse prior period development of $30 million was incurred in 2002, primarily from the ACE Financial Solutions International book, which comprises large, unique transactions, including LPTs.

Net Investment Income

Years Ended December 31 (in millions of U.S. dollars)	2004	2003	2002
Insurance – North American	$460	$403	$396
Insurance – Overseas General	233	155	106
Global Reinsurance – P&C	126	87	82
Global Reinsurance – Life	33	33	27
Financial Services	147	202	190
Corporate and Other	2	(19)	1
Net investment income	$1,001	$861	$802

Net investment income is influenced by a number of factors, including the amounts and timing of inward and outward cash flows, the level of interest rates, and changes in overall asset allocation. Net investment income increased 16 percent in 2004, compared with 2003, and seven percent in 2003 compared with 2002. The increased net investment income is due to the positive operating cash flows over the last three years which have resulted in a higher overall average invested asset base. An increase in U.S. interest rates during the fourth quarter of 2004 resulted in an increase in the investment portfolio’s average yield on fixed maturities to 4.1 percent at December 31, 2004. This compares with an average yield on fixed maturities of 4.0 percent and 4.4 percent at December 31, 2003 and 2002, respectively. The sale of Assured Guaranty during the year had the effect of reducing the average invested asset base for Financial Services which resulted in lower net investment income for that segment.

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

The following table presents our pre-tax net realized gains (losses) for the years ended December 31, 2004, 2003 and 2002.

(in millions of U.S. dollars)	2004	2003	2002
Fixed maturities and short-term investments	$112	$100	$(58)
Equity securities	84	(41)	(157)
Other investments	(21)	(25)	(12)
Currency	1	21	3
Derivatives:
Financial futures, options, spread locks swaps and interest rate swaps	33	34	(188)
Fair value adjustment on insurance derivatives	(14)	163	(77)
Subtotal derivatives	19	197	(265)
Total net realized gains (losses)	$195	$252	$(489)

Consistent with our investment objectives and the classification of our investment portfolio as available for sale, subject to guidelines as to asset classes, credit quality, and liquidity approved by our Finance Committee, our investment managers generally have the ability to sell fixed maturity, short-term, or equity investments when they determine that an alternative security with comparable risks is likely to provide a higher investment return, considering the realized gain or loss on sale and differential in future investment income. Often, sales of individual securities occur when investment managers conclude there are changes in the credit quality of a particular security or, for other reasons, market value is apt to deteriorate. Further, we may sell securities when we conclude it is prudent to reduce a concentration in a particular issuer or industry. Therefore, sales volume may increase in a volatile credit market in which credit spreads and thus the market value of fixed maturity investments are subject to significant changes in a short period of time. The interest rate environment will tend to have a limited effect on sales volume but extreme conditions could have an affect on the magnitude of realized gains or losses. For example, in a declining rate environment, the market value of securities increase, resulting in a greater likelihood of net realized gains and we would therefore tend to reduce the average duration of our fixed maturity investment portfolio. An increasing rate environment would tend to have the opposite effect. The effect of a high level of realized losses or gains for a particular period will tend to be offset by increases or decreases in investment income, respectively, in subsequent periods. From a liquidity perspective, our greatest risk is that we could be forced to sell a large volume of securities at a loss (i.e., in a high interest rate environment) to meet operating needs and are thus unable to reinvest proceeds to recoup such losses with future investment income (see section entitled “Liquidity and Capital Resources” for more information).

FAS 133 requires us to recognize all derivatives as either assets or liabilities on our consolidated balance sheet, and measure them at fair value. We record the gains and losses resulting from the fair value measurement of derivatives in net realized gains (losses). We participate in derivative instruments in two principal ways as follows: i) to offer protection to others as the seller or writer of the derivative, such as our reinsurance of guaranteed minimum income benefits (GMIBs) that are treated as derivatives for accounting purposes and our credit derivatives; or ii) to mitigate our own risk, principally arising from our investment holdings. We do not consider either type of transaction to be speculative. In 2004, we recorded net realized gains of $19 million on all derivative transactions. This compares with net realized gains on all derivatives of $197 million in 2003 and net realized losses on all derivatives of $265 million in 2002.

Estimated changes in fair value would be recorded as net realized losses in our net income. Refer to Item 7A. of this Form 10-K for an analysis of the impact on our net income of changes in interest rates and the Standard and Poor’s (S&P) index. The gain or loss created by the estimated fair value adjustment will rise or fall each period based on estimated market pricing and may not be an indication of ultimate claims. Fair value is defined as the amount at which an asset or liability could be bought or sold in a current transaction between willing parties. We generally plan to hold derivative financial instruments to maturity. Where we hold derivative financial instruments to maturity, these fair value adjustments would generally be expected to reverse resulting in no gain or loss over the entire term of the contract. However, in the event that we terminate a derivative contract prior to maturity, as a result of a decision to exit a line of business or for risk management purposes, the difference between the final settlement of cash inflows and outflows and financial statement accruals for premiums and losses will be reflected as premiums earned and losses incurred, respectively. Additionally, at termination, any unrealized gain or loss, previously classified as a realized gain or loss, will be reversed and classified as a realized loss or gain, respectively.

With respect to our GMIB reinsurance and credit derivatives businesses (insurance derivatives), we record a portion of the change in fair value in unpaid loss and loss expenses and future policy benefits for life and annuity contracts, respectively, representing our best estimate of loss pay-outs related to fees or premiums earned, and a portion in net realized gains (losses), representing other changes in fair value. For 2004, the fair value adjustment included in net realized gains (losses), was net realized losses of $14 million. This compares with net realized gains of $163 million and net realized losses of $77 million in 2003 and 2002, respectively. In 2004, the change in fair value was related to many factors including a loss of approximately $25 million related to the reversal of unrealized gains upon the termination of several credit default swaps. These credit default swaps were covering the equity layer of synthetic CDOs written by our financial solutions business. The unrealized losses were generally offset by increases in net premiums earned. In addition, net realized gains of $10 million were reported for GMIB reinsurance in 2004. The changes in the fair value of GMIBs are determined using internal valuation models. Such valuations require considerable judgment and are subject to significant uncertainty. The valuation of these products is subject to fluctuations arising from, among other factors, changes in interest rates, changes in the equity markets, and changes in the allocation of the investments underlying annuitant’s account value. These models and the related assumptions are continually reviewed by management and enhanced, as appropriate, based upon improvements in modeling techniques and availability of more timely information, such as market conditions and demographics of in-force annuities.

A net realized gain of $33 million was recorded on financial futures and option contracts and interest rate swaps in 2004. This compares with net realized gains of $34 million in 2003, and net realized losses of $188 million in 2002. We recorded a net realized gain of $8 million on interest rate swaps in 2004, compared with a net realized loss of $6 million in 2003. The interest rate swaps are designed to reduce the negative impact of increases in interest rates on our fixed maturity portfolio. In 2004, we recorded a net realized gain of $29 million on our S&P equity index futures contracts, as the S&P 500 equity index increased nine percent during the year. We use foreign currency forward contracts to minimize the effect of fluctuating foreign currencies on certain non-U.S. dollar holdings in our portfolio that are not specifically matching foreign currency liabilities. These contracts are not designated as specific hedges and we record all realized and unrealized gains and losses on these contracts as net realized gains (losses) in the period in which the currency values change.

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

Our net realized gains (losses) in 2004 included write-downs of $18 million related to fixed maturity investments, $9 million related to equity securities and $12 million related to other investments, as a result of conditions which caused us to conclude the decline in fair value of the investment was “other than temporary”. This compares with write-downs of $29 million related to fixed maturity investments, $63 million related to equity securities and $29 million related to other investments in 2003. For 2002, our net realized gains (losses) included write-downs of $101 million related to fixed maturity investments, $153 million related to equity securities and $14 million related to other investments.

The process of determining whether a decline in value is temporary or “other than temporary” requires considerable judgment and differs depending on whether or not the security is traded on a public market as well as by type of security. As a result of our periodic review process, we have determined that there currently is no need to sell any of these securities to fund anticipated payments.

We review all of our fixed maturity securities, including securities on loan, and equity securities for potential impairment each quarter. See Note 4 (f) to the Consolidated Financial Statements for criteria we consider in assessing potential impairment. Note 4 (f) also includes a table which summarizes all of our securities in an unrealized loss position at December 31, 2004.

Other Income and Expense Items

Years Ended December 31 (in millions of U.S. dollars)	2004	2003	2002
Equity in net income of unconsolidated entities	$(42)	$(6)	$(5)
Minority interest expense	22	18	3
Goodwill impairment	13	6	–
Other	9	9	23
Other (income) expense	$2	$27	$21

Other expense decreased in 2004, compared with 2003, primarily due to equity in net income of unconsolidated entities, which was primarily comprised of $46 million from Assured Guaranty. Minority interest expense increased due to higher profitability in our rent-a-captive operations. Goodwill impairments increased primarily as a result of a review conducted during the first quarter of 2004 which led to a write-down of goodwill relating to our Lloyd’s life syndicate. Other for 2004 includes compensation expense in connection with the settlement of ACE stock awards held by the employees of Assured Guaranty. The other expense for 2003 related to charges for commutation of a reinsurance contract. In 2004 and thereafter, these charges are included in the Corporate segment. Included in other for 2002 was $25 million in debt prepayment expense on the ACE INA Subordinated Notes due in 2009. This cost was primarily attributable to a decline in interest rates since the note was originally issued.

Investments

Our principal investment objective is to ensure that funds are available to meet our insurance and reinsurance obligations. Within this broad liquidity constraint, the purpose of our investment portfolio’s structure is to maximize total return subject to specifically approved guidelines of overall asset classes, credit quality, and liquidity and volatility of expected returns. Our investment portfolio is invested primarily in fixed income securities with an average credit quality of AA, as rated by the independent investment rating service S&P. The portfolio is externally managed by independent, professional, investment managers. The average duration of our fixed income securities, including the effect of interest rate swaps, was 3.4 years at December 31, 2004, and 2003. Our “other investments” principally comprise direct investments, investments in investment funds and investments in limited partnerships.

The following table identifies our invested assets by type held at fair value and cost/amortized cost at December 31, 2004 and 2003.

	December 31, 2004		December 31, 2003
(in millions of U.S. dollars)	Fair Value	Cost/ Amortized Cost	Fair Value	Cost/ Amortized Cost
Fixed maturities	$21,739	$21,296	$18,645	$18,006
Securities on loan	1,038	997	684	650
Short-term investments	3,199	3,199	2,928	2,928
	25,976	25,492	22,257	21,584
Equity securities	1,229	1,039	544	401
Investments in partially-owned insurance companies	797	755	277	269
Other investments	504	450	368	333
Total investments	$28,506	$27,736	$23,446	$22,587

We also gain exposure to equity markets through the use of derivative instruments. The combined equity exposure through both our equity portfolio and derivative instruments was valued at $1.4 billion and $662 million at December 31, 2004 and 2003, respectively. The increase in our equity exposure is due to our efforts to diversify our portfolio and additionally due to increased equity returns in 2004, compared with 2003. “Investments in partially-owned insurance companies” includes our 34.7 percent equity interest in Assured Guaranty which was valued at $530 million at December 31, 2004 and our 22.1 percent joint venture in Huatai – our carrying value for this investment is approximately $147 million. The increase of $5 billion in total investments is due to positive cash flows from operations as a result of strong premium volume over the last several years. The increase in total investments was partially offset by a decline in invested assets of $1.8 billion, due to the sale of Assured Guaranty.

The following tables show the market value of our fixed maturities, short-term investments and securities on loan at December 31, 2004 and 2003. The first table lists elements according to type, and the second according to S&P credit rating.

	December 31, 2004		December 31, 2003
(in millions of U.S. dollars)	Market Value	Percentage of Total	Market Value	Percentage of Total
Treasury	$1,536	6%	$1,715	8%
Agency	1,527	6%	1,512	7%
Corporate	7,545	29%	6,303	28%
Mortgage-backed securities	5,010	19%	3,894	18%
Asset-backed securities	1,217	5%	737	3%
Municipal	566	2%	1,445	6%
Foreign	5,376	21%	3,723	17%
Short-term investments	3,199	12%	2,928	13%
Total	$25,976	100%	$22,257	100%

(in millions of U.S. dollars)	Market Value	Percentage of Total	Market Value	Percentage of Total
AAA	$13,800	53%	$12,315	55%
AA	3,713	14%	2,827	13%
A	4,336	17%	3,534	16%
BBB	2,269	9%	1,783	8%
BB	774	3%	709	3%
B	1,041	4%	1,029	5%
Other	43	–	60	–
Total	$25,976	100%	$22,257	100%

In accordance with our investment process, we invest in below-investment grade securities through dedicated investment portfolios managed by external investments managers that have investment professionals specifically dedicated to this asset class. At December 31, 2004, our fixed income investment portfolio included below-investment grade and non-rated securities which, in total, comprised approximately seven percent of our fixed income portfolio. At December 31, 2003, eight percent of our fixed income portfolio was made up of below-investment grade and non-rated securities. We define a security as being below-investment grade if it has an S&P credit rating of BB or less. Our below investment-grade and non-rated portfolio includes approximately 750 issues, with the top 15 holdings making up approximately 12 percent of the $1.9 billion balance at December 31, 2004. The highest single exposure in this portfolio of securities is $18 million. Below-investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss from default by the borrower is greater with below-investment grade securities. Below-investment grade securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, issuers of below-investment grade securities usually have higher levels of debt and are more sensitive to adverse economic conditions such as recession or increasing interest rates, than are investment grade issuers. We reduce the overall risk in the below-investment grade portfolio, as in all investments, through careful credit analysis, strict investment policy guidelines, and diversification by issuer and/or guarantor as well as by industry.

Restricted Assets

We are required to maintain assets on deposit with various regulatory authorities to support our insurance and reinsurance operations. These requirements are generally promulgated in the statutory regulations of the individual jurisdictions. The assets on deposit are available to settle insurance and reinsurance liabilities. We also utilize trust funds in certain large transactions where the trust funds are set up for the benefit of the ceding companies and generally take the place of Letter of Credit (LOC) requirements. We also have investments in segregated portfolios primarily to provide collateral or guarantees for LOCs and debt instruments. (See Notes 8 and 9 of the Consolidated Financial Statements)

The following table identifies the value of restricted assets at December 31, 2004 and 2003.

(in millions of U.S. dollars)	2004	2003
Deposits with U.S. regulatory authorities	$857	$908
Deposits with non-U.S. regulatory authorities	1,866	1,303
Assets used for collateral or guarantees	894	1,141
Trust funds	1,778	1,707
	$5,395	$5,059

Deposits with non-U.S. regulatory authorities increased 43 percent in 2004, compared with 2003, due to higher asset balances in support of our Lloyd’s Syndicate 2488. All syndicate assets are restricted under Lloyd’s Trust Deeds. Assets used for collateral or guarantees decreased 22 percent, primarily due to the sale of Assured Guaranty, combined with decreased use of our secured credit facility. The impact of the sale of Assured Guaranty on the trust funds balance was offset by increased asset balances to support growth at ACE Tempest Re USA.

Unpaid Losses and Loss Expenses

We establish reserves for the estimated unpaid ultimate liability for losses and loss expenses under the terms of our policies and agreements. These reserves take into account estimates both for claims that have been reported and for IBNR, and include estimates of expenses associated with processing and settling claims. The table below presents a rollforward of our unpaid losses and loss expenses for the year ended December 31, 2004.

(in millions of U.S. dollars)	Gross Losses	Reinsurance Recoverable	Net Losses
Balance at December 31, 2003	$27,155	$13,192	$13,963
Losses and loss expenses incurred	11,750	4,036	7,714
Losses and loss expenses paid	(7,871)	(3,460)	(4,411)
Sale of Assured Guaranty	(477)	(103)	(374)
Other (including foreign exchange revaluation)	956	672	284
Balance at December 31, 2004	$31,513	$14,337	$17,176

The process of establishing reserves for claims can be complex and is subject to considerable variability as it requires the use of informed estimates and judgments. Our estimates and judgments may be revised as additional experience and other data become available and are reviewed; as new or improved methodologies are developed; or as current laws change. We do not discount our loss reserves, except for net loss and loss expense reserves of $157 million representing structured settlements for which the timing and amount of future claim payments are reliably determinable. The following table shows our total reserves segregated between case reserves and IBNR reserves.

	December 31, 2004			December 31, 2003
(in millions of U.S. dollars)	Gross	Ceded	Net	Gross	Ceded	Net
Case reserves	$14,827	$6,073	$8,754	$13,252	$5,916	$7,336
IBNR	16,686	8,264	8,422	13,903	7,276	6,627
Total	$31,513	$14,337	$17,176	$27,155	$13,192	$13,963

In addition to providing the total reserves segregated between case and IBNR reserves we have segregated the reserves by components including short-tail, long-tail and specialty. Specialty includes aviation, satellite, marine, A&H, political risk and personal lines of business. The following table shows these components at December 31, 2004.

(in millions of U.S. dollars)	Gross	Ceded	Net
Long-tail
Case reserves	$8,716	$3,720	$4,996
Expenses	2,171	1,212	959
IBNR	14,038	7,297	6,741
Subtotal	24,925	12,229	12,696
Short-tail
Case reserves	2,119	647	1,472
Expenses	139	19	120
IBNR	1,386	516	870
Subtotal	3,644	1,182	2,462
Specialty
Case reserves	1,601	486	1,115
Expenses	81	(11)	92
IBNR	1,262	451	811
Subtotal	2,944	926	2,018
Total
Case reserves	12,436	4,853	7,583
Expenses	2,391	1,220	1,171
IBNR	16,686	8,264	8,422
Subtotal	$31,513	$14,337	$17,176

We continually evaluate our reserve estimates taking into account new information and discussion and negotiation with our insureds. We estimate the ultimate loss amounts by projecting losses as of the valuation date using loss development patterns derived from historical data. In addition, a tail factor is applied to the projected loss amount to reflect further potential development beyond the period of historical record. While we believe our reserve for unpaid losses and loss expenses at December 31, 2004 is adequate, new information or trends, such as judicial action broadening the scope of coverage or expanding liability, may lead to future developments in ultimate losses and loss expenses significantly greater or less than the reserve provided, which could have a material adverse effect on future operating results. Particularly significant variables for which a change in assumption could have a material effect on unpaid losses and loss expenses include, but are not limited to, the following:

Insurance – North American Segment

Given the long reporting and paid development pattern, the tail factors used to project actual current losses to ultimate losses for claims covered by our middle market workers’ compensation policies require considerable judgment that could be material to consolidated losses and loss expense reserves. Specifically, a one percent change in the tail factor could cause approximately a $45 million change, either positively or negatively, for the selected net loss and loss expense ultimate for that segment. We believe that our selected tail factors represent the most likely loss development based on historical loss payment patterns of this and other comparable long-tail lines of business as well as the current legal and economic environment. The actual tail factor could vary by several percentage points from the tail factor selected. Because tail factors are stated in terms of decimals (e.g., 1.125) and often, the actuary’s choice regarding reasonably supportable tail factors range within percentages of each other, the realistic change in tail factors can be expressed in percentage points.

Our ACE Bermuda operations write predominantly high excess of loss claims made professional liability business typically with attachment points in excess of $100 million. Claims development for this business can vary significantly for individual claims and historically could vary by as much as $50 million per claim depending on the nature of the loss.

Insurance – Overseas General

Certain international long tail lines, such as casualty and professional lines, are particularly susceptible to changes in loss trend and claim inflation. Heightened perceptions of tort and settlement awards around the world are increasing the demand for these products as well as contributing to the uncertainty of the reserving estimates. Our reserving methods rely heavily on loss development patterns estimated from historical data and while we attempt to adjust such factors for known changes in the current tort environment, it is possible that such factors may not entirely reflect all recent trends in tort environments. For example, a three month delay of our selected loss development patterns could increase reserve estimates on long tail casualty and professional lines by approximately $65 million.

Global Reinsurance

Typically there is inherent uncertainty around the length of paid and reporting development patterns, especially for certain casualty lines such as excess workers’ compensation or general liability, which may take up to 30 years to fully develop. This uncertainty is accentuated by the need to supplement client development patterns with industry development patterns as justified by the credibility of the data. The underlying source and selection of the final development pattern can thus have a significant impact on the selected net loss and loss expense ultimate. For example, a 10 percent slowing or quickening of the development pattern for certain long-tail lines could cause the ultimate loss derived by the reported Bornhuetter-Ferguson method to increase by as much as three percent, or $30 million.

Assumed Reinsurance

At December 31, 2004, net unpaid losses and loss expenses for the Global Reinsurance segment aggregated to $1.5 billion, consisting of $400 million of case reserves and $1.1 billion of IBNR.

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

• Typically, a lag exists between the reporting of a loss event to a ceding company and its reporting to us as a reinsurance claim. The use of a broker to transmit financial information from a ceding company to us increases the reporting lag. Because most of our reinsurance business is produced by brokers, ceding companies generally first submit claim and other financial information to brokers, who then report the proportionate share of such information to each reinsurer of a particular treaty. The reporting lag generally results in a longer period of time between the date a claim is incurred and the date a claim is reported compared with direct insurance operations. Therefore, the risk of delayed recognition of loss reserve development is higher for assumed reinsurance than for direct insurance lines.

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

On occasion, there will be differences between our carried loss reserves and unearned premium reserves and the amount of loss reserves and unearned premium reserves recorded at ceding companies. This is due to the fact that we only receive consistent and timely information from ceding companies with respect to case reserves. For IBNR, we use historical experience and other statistical information, depending on the type of business, to estimate the ultimate loss (see Unpaid Losses and Loss Expenses for more information). We estimate our unearned premium reserve by applying estimated earning patterns to net premiums written for each treaty based upon that treaty’s coverage basis (i.e. risks attaching or losses occurring). At December 31, 2004, the case reserves reported to us by our ceding companies were $394 million, compared with the $408 million we recorded. We do, on occasion, post additional case reserves in addition to the amounts reported by our cedants when our evaluation of the ultimate value of a reported claim is different than the evaluation of that claim by our cedant.

Within the Insurance – North American segment, we also have exposure to certain liability reinsurance lines that have been in run-off since 1994. Unpaid losses and loss expenses relating to this run-off reinsurance business resides within the Brandywine Division of our Insurance – North American segment. Most of the remaining unpaid losses and loss expense reserves for the run-off reinsurance business relate to asbestos and environmental claims. (See section entitled “Asbestos and Environmental Claims” for more information)

Asbestos and Environmental and Other Run-off Liabilities

Included in our liabilities for losses and loss expenses are amounts for asbestos, environmental and latent injury damage claims and expenses (A&E). These A&E liabilities principally relate to claims arising from remediation costs associated with hazardous waste sites and bodily-injury claims related to asbestos products and environmental hazards. The estimation of these liabilities is particularly sensitive to the recent legal environment, including specific settlements that may be used as precedents to settle future claims. These liabilities include provision for both reported and IBNR claims.

The table below presents a roll forward of our selected loss reserve data for A&E exposures, excluding the provision for bad debts, for the year ended December 31, 2004.

	Asbestos		Environmental and Other Latent Exposures		Total
(in millions of U.S. dollars)	Gross	Net	Gross	Net	Gross	Net
Balance at December 31, 2003*	$3,168	$320	$1,205	$227	$4,373	$547
Losses and loss expenses incurred	1,073	430	38	29	1,111	459
Losses and loss expenses paid	(357)	(25)	(188)	(1)	(545)	(26)
Foreign currency revaluation	13	4	–	–	13	4
Balance at December 31, 2004	$3,897	$729	$1,055	$255	$4,952	$984

* Includes reclassification of asbestos claims from other lines of business for comparative purposes.

Our exposure to A&E claims principally arises out of liabilities acquired when we purchased Westchester Specialty in 1998 and the P&C business of CIGNA in 1999, with the larger exposure contained within the liabilities acquired in the CIGNA transaction. In 1996, prior to our acquisition of the P&C business of CIGNA, the Pennsylvania Insurance Commissioner approved a plan to restructure INA Financial Corporation and its subsidiaries (the “Restructuring”) which included the division of Insurance Company of North America (INA) into two separate corporations: (1) an active insurance company that retained the INA name and continued to write P&C business and (2) an inactive run-off company, now called Century Indemnity Company (Century). As a result of the division, the A&E liabilities of INA were allocated to Century and extinguished, as a matter of Pennsylvania law, as liabilities of INA. As part of the Restructuring, the A&E liabilities of various U.S. affiliates of INA were reinsured to Century, and Century and certain other run-off companies housing A&E liabilities were contributed to Brandywine Holdings Corporation (Brandywine Holdings). As part of the 1999 acquisition of the P&C business of CIGNA, we acquired Brandywine Holdings and its various subsidiaries.

During the second half of 2004, we conducted an internal, ground-up review of our consolidated A&E liabilities. During this same period, a team of external actuaries performed an evaluation as to the adequacy of the reserves of Century and its two U.S. insurance subsidiaries, ACE American Reinsurance Company (ACE American Re), and Century Reinsurance Company (Century Re), both Pennsylvania insurers. The external review was conducted in accordance with the Brandywine restructuring order, which requires that an external actuarial review of Century’s reserves be completed every two years.

In January 2005, we announced net additions to our A&E and other run-off reserves of $364 million exclusive of the provision for bad debts of $95 million. The net additions comprised A&E reserve increases of $453 million and favorable prior period development of $89 million in other run-off reserves. In addition, ACE Overseas General had gross and net A&E additions of $6 million resulting in a total A&E charge of $459 million for 2004. Our A&E reserves are not discounted and do not reflect any anticipated changes in the legal, social or economic environment, or any benefit from future legislative reforms. Accordingly, our A&E reserves make no allowance for future state or federal asbestos reforms, such as those currently being contemplated. The majority of our reserve increase in the fourth quarter of 2004 arose with the strengthening of a core group of major accounts impacted by changes in the asbestos industry landscape. In particular, our estimates of future liability were impacted by the continued negative effect of bankruptcies and an increase in defense costs to litigate cases.

In 2004, the pre-tax gross reserve increase related to the Brandywine operations was $788 million and $339 million net of reinsurance. The Brandywine reserve increase related not only to A&E exposures but also to other run-off exposures included in the Brandywine operations. These other run-off exposures increased pre-tax gross reserves by $68 million while reducing net reserves by $89 million primarily due to favorable development in ceded IBNR in these other exposures. For Westchester Specialty, the A&E pre-tax gross reserve increase was $385 million and $25 million net of reinsurance. In the January 2005 announcement the gross reserve increase in A&E was net of favorable gross reserve development in other run-off exposures at Westchester Specialty of $180 million. ACE Overseas General also had an A&E pre-tax reserve increase of $6 million gross and net of reinsurance. In 2003, there were no losses and loss expenses incurred for A&E. Paid losses for asbestos claims were $293 million on gross reserves and $169 million on net reserves. Environmental and other latent exposure claim payments were $204 million on gross reserves and $153 million on net reserves. For GAAP purposes, our A&E loss reserves are held at nominal value (i.e., they are not discounted despite the long-term nature of liabilities).

Reserving Considerations

For asbestos, we face claims relating to policies issued covering product manufacturers, distributors, installers and other parties in the chain of commerce for asbestos and products containing asbestos. Claims can be filed by individual claimants or group of claimants with the potential for hundreds of individual claimants at one time. Claimants will generally allege damages across an extended time period which may coincide with multiple policies for a single insured. For asbestos, our internal definition of a count is a policyholder asbestos cause of action. For example, an asbestos manufacturer who faces products liability claims alleging bodily injury from exposure to their product would generate one count regardless of the number of policies we may have issued or the actual numbers of underlying claimants alleging damages. If however, the policyholder were to face claims arising under both an asbestos exposure and a combined silica and asbestos (mixed dust) exposure, each of these caustive agents for that policyholder would generate a separate count. The table below summarizes count information for asbestos, environmental and long-term exposure (LTE) claims for the years ended December 31, 2004 and 2003, for direct policies only, and excludes claims from assumed reinsurance.

	2004	2003
Asbestos (by causative agent)
Open at the beginning of year	1,318	1,042
Newly reported	190	320
Closed or otherwise disposed	134	44
Open at end of year	1,374	1,318
Environmental (by site)
Open at the beginning of year	8,588	9,145
Newly reported	549	720
Closed or otherwise disposed	1,965	1,277
Open at end of year	7,172	8,588
LTE (by caustive agent)
Open at the beginning of year	927	915
Newly reported	233	212
Closed or otherwise disposed	240	200
Open at end of year	920	927

The total pending counts for asbestos at December 31, 2004 are 1,374 as shown in the table above. In our January 6, 2005 disclosure on asbestos, we included a table that showed a total of 1,276 direct policyholders. The differences between the two numbers are as follows:

• The prior disclosure counted each policyholder only once regardless of whether there are multiple asbestos causes of action.

• The first category in that prior disclosure, 60 major asbestos manufacturers/producers, included closed accounts as well as a few accounts where ACE never had exposure.

• The table above reflects all of our U.S. based direct exposure. Policies issued by the Westchester Specialty operations are included above in addition to exposures under direct policies that are liabilities of the Brandywine operations. In our prior disclosure the claim count related soley to Brandywine.

For environmental, we face exposure for remediation costs and defense associated with property damage as a result of pollution. It is common, especially for larger defendants, to be named as a potentially responsible party (PRP) at multiple sites. Our count definition in the table above is based on policyholder by site numbers. For example, if a policyholder is named as a PRP at ten sites it would generate ten counts. In addition, should we have multiple policyholders identified as PRP’s at the same waste site, each would generate a count.

In 2004, the number of newly reported sites for environmental has continued the downward decline experienced in recent years. The number of new sites in 2004 was 549, representing a decline of 23.8 percent over the 720 new sites reported in 2003. Closed site counts increased in the same time period from 1,277 in 2003 to 1,965 in 2004. The net result of this decline in new reports and increase in closings is a 16.5 percent decline in open counts at December 31, 2004 versus the year prior.

Long-term exposure cases represent a collection of latent claims each with the potential for a large number of claimants. The exposures range from silica to silicon breast implants to lead and other chemical exposures. Our definition of a count is similar to asbestos. A policyholder will generate one count for each causative agent regardless of the number of policies or claimants alleging injury.

In 2004, the number of newly reported asbestos counts declined to 190 versus 320 new claims in 2003. As we note elsewhere in this filing, the fourth quarter charge for asbestos was primarily a result of increases in costs for a small number of major asbestos defendants and to a lesser extent newly reported counts.

Reinsurance and Other Considerations relating to ACE’s Ultimate A&E and other Run-off Exposures

Westchester Specialty

As part of the acquisition of Westchester Specialty, National Indemnity Company (NICO) provided a 75 percent pro-rata share of $1 billion of reinsurance protection for adverse development on loss and loss adjustment expense reserves. At December 31, 2004, the remaining unused limit under this NICO Westchester Specialty cover was $515.8 million.

Brandywine Run-off Entities

As part of the acquisition of the CIGNA P&C business, NICO provided $2.5 billion of reinsurance protection to Century on all Brandywine loss and loss adjustment expense reserves and on the A&E reserves of various ACE INA insurance subsidiaries reinsured by Century (in each case, including uncollectible reinsurance). The benefits of this NICO agreement (the “Brandywine NICO Agreement”) flow to the other Brandywine companies and to the ACE INA insurance subsidiaries through reinsurance agreements between those companies and Century. The Brandywine NICO Agreement was exhausted on an incurred basis with the increase in the A&E reserves in the fourth quarter of 2002.

In addition to housing a significant portion of our A&E exposure, the Brandywine operations include run-off liabilities related to various insurance and reinsurance businesses. The following companies comprise ACE’s Brandywine operations: Century, a Pennsylvania insurer, Century Re, ACE American Re, Brandywine Reinsurance Company S.A.-N.V., a Belgium insurer (Brandywine SANV), Century International Reinsurance Company Ltd., a Bermuda insurer (CIRC), and Brandywine Reinsurance Company (UK) Ltd., a U.K. insurer (BRUK). All of the Brandywine companies are direct or indirect subsidiaries of Brandywine Holdings except for BRUK, which is a direct subsidiary of ACE INA International Holdings, Ltd. (ACE INA International Holdings). BRUK’s liabilities have been ceded to Century through CIRC.

The U.S.-based ACE INA companies assumed two contractual obligations in respect of the Brandywine operations in connection with the Restructuring: a dividend retention fund obligation and a surplus maintenance obligation in the form of an aggregate excess of loss reinsurance agreement. In accordance with the Brandywine restructuring order, INA Financial Corporation established and funded a dividend retention fund (the “Dividend Retention Fund”) consisting of $50 million plus investment earnings. The full balance of the Dividend Retention Fund was contributed to Century as of

December 31, 2002. To the extent future dividends are paid by INA Holdings Corporation to its parent, INA Financial Corporation, and to the extent INA Financial Corporation then pays such dividends to INA Corporation, a portion of those dividends must be withheld to replenish the principal of the Dividend Retention Fund to $50 million within five years. In 2004 and 2003, no such dividends were paid, and therefore no replenishment of the Dividend Retention Fund occurred. The obligation to maintain and to replenish the Dividend Retention Fund as necessary and to the extent dividends are paid is ongoing until ACE INA receives prior written approval from the Pennsylvania Insurance Commissioner to terminate the fund.

In addition, the ACE INA insurance subsidiaries are obligated to provide insurance coverage to Century in the amount of $800 million under an aggregate excess of loss reinsurance agreement (the “Aggregate Excess of Loss Agreement”) if the statutory capital and surplus of Century falls below $25 million or if Century lacks liquid assets with which to pay claims as they become due, after giving effect to the contribution of the balance, if any, of the Dividend Retention Fund. Coverage under the Aggregate Excess of Loss Agreement was triggered as of December 31, 2002 following contribution of the balance of the Dividend Retention Fund, because Century’s capital and surplus fell below $25 million at December 31, 2002.

Effective December 31, 2004, ACE INA Holdings contributed $100 million to Century in exchange for a surplus note. After giving effect to the contribution and issuance of the surplus note, the statutory surplus of Century at December 31, 2004 was $25 million and approximately $458 million in statutory-basis losses were ceded to the Aggregate Excess of Loss Agreement. Century reports the amount ceded under the Aggregate Excess of Loss Agreement in accordance with statutory accounting principles, which differ from GAAP by, among other things, allowing Century to discount its asbestos and environmental reserves. For GAAP reporting purposes, intercompany reinsurance recoverables related to the Aggregate Excess of Loss Agreement are eliminated in consolidation. To estimate ACE’s remaining claim exposure under the Aggregate Excess of Loss Agreement under GAAP, we adjust the statutory cession to exclude the discount embedded in statutory loss reserves. At December 31, 2004, approximately $769 million in GAAP basis losses were ceded under the Aggregate Excess of Loss Agreement, leaving a remaining limit of coverage under that agreement of approximately $31 million. If the limit of coverage were to be exhausted, ACE’s results would nevertheless continue to recognize losses arising from any adverse loss reserve development of the Brandywine entities for so long as those companies remain consolidated subsidiaries of ACE.

Uncertainties Relating to ACE’s Ultimate Brandywine Exposure

In addition to the Dividend Retention Fund and Aggregate Excess of Loss Agreement commitments described above, certain ACE entities are primarily liable for asbestos, environmental and other exposures that they have reinsured to Century. Accordingly, if Century were to become insolvent and ACE were to lose control of Century, some or all of the recoverables due to these ACE companies from Century could become uncollectible, yet those ACE entities would continue to be responsible to pay claims to their insureds or reinsureds. Under such circumstances, ACE would recognize a loss in its consolidated statement of operations. As of December 31, 2004, the aggregate reinsurance balances ceded by the active ACE companies to Century were $1.58 billion. At December 31, 2004, Century’s carried reserves (including reserves ceded by the active ACE companies to Century) were $5.1 billion. We believe the intercompany reinsurance recoverables, which relate to liabilities payable over many years (i.e., 25 years or more), are not impaired at this time. The liabilities ceded to Century by its affiliates have in turn been ceded by Century to NICO and, as of December 31, 2004, approximately $2 billion of cover remains on a paid basis. As a result, any economic exposure there may be to adverse developments in the future is substantially less than the nominal value of the reinsurance recoverables. The impact of the transaction described below would reduce the balance due from Century to active ACE Companies by $90 million. Should Century’s loss reserves experience adverse development in the future and should Century be placed into rehabilitation or liquidation, the reinsurance recoverables due to Century’s affiliates would be payable only after the payment in full of all administrative expenses and direct policy liabilities. Thus, the intercompany reinsurance recoverables would be at risk to the extent of the shortage of assets remaining to pay these recoverables. As of December 31, 2004, reserves ceded by Century to the active ACE companies and other amounts owed to Century by the ACE active companies were $930 million in the aggregate.

In a lawsuit filed in California state court in December 1999 (AICCO, Inc v. Insurance Company of North America, et al.) certain competitors of ACE USA challenged the validity of the Restructuring under California’s Unfair Competition Law, Business and Professions Code Section 17200 (UCL). The lawsuit claims that the Restructuring is not applicable to California policyholders under the UCL because it constituted a transfer of liabilities without the consent of the policyholders. The suit also claims that the notice of the Restructuring was misleading. In November 2004, the voters of California approved Proposition 64 amending the UCL by, inter alia, requiring that lawsuits brought under the UCL be brought by plaintiffs who have suffered actual injury as a result of the challenged business practice. In response to a motion to dismiss brought by ACE USA, the court ruled in February 2005 that the competitors/plaintiffs who brought this suit have not alleged actual injury as required by Proposition 64 and dismissed the suit. The time for appeal has not yet run and it is possible that the plaintiffs will appeal the ruling.

Pending Sale of Certain Brandywine Companies

Closing of the sale is subject to the satisfaction of certain conditions, including without limitation the obtaining of all necessary consents and approvals from third parties, including the Pennsylvania Insurance Department and the Financial Services Authority of the United Kingdom, and the commutation of certain affiliate reinsurance agreements. In connection with certain of these commutations, Century’s assumed loss reserves would be reduced and an associated amount of coverage would become available under the Aggregate Excess of Loss Agreement.

We are pursuing potential options for the disposition of other Brandywine entities, including a possible sale of Century. There can be no assurance that any such sale or other disposition will be consummated.

Legislative Initiatives

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

Reinsurance

One of the ways we manage our loss exposure is through the use of reinsurance. While reinsurance agreements are designed to limit our losses from large exposures and permit recovery of a portion of direct unpaid losses, reinsurance does not relieve us of our liability to our insureds. Accordingly, the losses and loss expense reserves on our balance sheet represent our total unpaid gross losses. The reinsurance recoverable represents anticipated recoveries of a portion of those gross unpaid losses as well as amounts recoverable from reinsurers with respect to claims paid. The table below presents our net reinsurance recoverable at December 31, 2004 and 2003.

	December 31
(in millions of U.S. dollars)	2004	2003
Reinsurance recoverable on paid losses and loss expenses	$1,211	1,277
Bad debt reserve on paid losses and loss expenses	(309)	(403)
Reinsurance recoverable on future policy benefits	15	15
Reinsurance recoverable on unpaid losses and loss expenses	14,956	13,749
Bad debt reserve on unpaid losses and loss expenses	(619)	(557)
Net reinsurance recoverable	$15,254	$14,081

Our reinsurance recoverable and bad debt reserve on paid losses and loss expense decreased in 2004, compared with 2003, primarily due to our decision to write-off reinsurance recoverable balances (and associated bad debt reserves) which we believe to be uncollectible. This action had no significant impact on our net income. Reinsurance recoverable and bad debt reserve on unpaid losses and loss expenses increased in 2004, primarily due to the A&E reserve strengthening, increased catastrophe losses and also due to foreign exchange revaluations due to the weakening of the U.S. dollar. For more information see Note 7 of our Consolidated Financial Statements.

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

As an insurance company, one of our principal responsibilities to our clients is to ensure that we have ready access to funds to settle large unforeseen claims. Given anticipated growth in premiums and a lengthening of the average duration of our claim liabilities due to a higher proportionate growth in long-tail relative to short-tail business, we expect that positive cash flow from operations (underwriting activities and investment income) will be sufficient to cover cash outflows under most loss scenarios through 2005. To further ensure the sufficiency of funds to settle unforeseen claims, we hold a certain amount of invested assets in cash and short-term investments and maintain available credit facilities. In addition, for certain insurance, reinsurance, or deposit contracts that tend to have relatively large and reasonably predictable cash outflows, such as loss portfolio contracts, we attempt to establish dedicated portfolios of assets that are duration-matched with the related liabilities. With respect to the duration of our overall investment portfolio, we manage asset durations to both maximize return given current market conditions and provide sufficient liquidity to cover future loss payments. In a low rate environment, the overall duration of our fixed maturity investments tends to be shorter and in a high rate environment, such durations tend to be longer. Given the current low rate environment, at December 31, 2004, the average duration of our fixed maturity investments (3.4 years) is less than the average expected duration of our insurance liabilities (4.1 years).

Despite our safeguards, if paid losses accelerated beyond our ability to fund such paid losses from current operating cash flows, we might need to either liquidate a portion of our investment portfolio or arrange for financing. Potential events causing such a liquidity strain could be several significant catastrophes occurring in a relatively short period of time or large scale uncollectible reinsurance recoverables on paid losses (as a result of coverage disputes, reinsurers’ credit problems or decreases in the value of collateral supporting reinsurance recoverables). Additional strain on liquidity could occur if the investments sold to fund loss payments were sold at depressed prices. Because each subsidiary focuses on a more limited number of specific product lines than is collectively available from the ACE group of companies, the mix of business tends to be less diverse at the subsidiary level. As a result, the probability of a liquidity strain, as described above, may be greater for individual subsidiaries than when liquidity is assessed on a consolidated basis. If such a liquidity strain were to occur in a subsidiary, we may be required to contribute capital to the particular subsidiary and/or curtail dividends from the subsidiary to support holding company operations. With respect to the catastrophe losses during 2004, we anticipate all loss payments will be funded in the ordinary course of business due to positive operating cash flow combined with adequate balances of cash and short-term investments.

The payments of dividends or other statutorily permissible distributions from our operating companies are subject to the laws and regulations applicable to each jurisdiction, as well as the need to maintain capital levels adequate to support the insurance and reinsurance operations, including financial strength ratings issued by independent rating agencies, which are discussed below. During 2004, we were able to meet all of our obligations, including the payment of dividends declared on our Ordinary Shares and Preferred Shares, with our net cash flow and dividends received. Should the need arise, we generally have access to the debt markets and other available credit facilities that are discussed below.

We assess which subsidiaries to draw dividends from based on a number of factors. Considerations such as regulatory and legal restrictions as well as the subsidiary’s financial condition are paramount to the dividend decision. The legal restrictions on the payment of dividends from retained earnings by our Bermuda subsidiaries are currently satisfied by the share capital and additional paid-in capital of each of the Bermuda subsidiaries. During 2004, ACE Bermuda and ACE Tempest Life Reinsurance Ltd declared and paid dividends of $227 million and $259 million, respectively. During 2003, ACE Bermuda declared and paid dividends of $478 million, and ACE Cap Re International Ltd. declared and paid dividends of $25 million. We expect that a majority of our cash inflows for 2005 will be from our Bermuda subsidiaries.

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

We did not receive any dividends from ACE Global Markets or ACE INA in 2004 or 2003. Under the Lloyd’s accounting model, syndicates in Lloyd’s operate each year as an annual venture. Each year of account is held open for three years. At the end of three years, the year of account purchases reinsurance from the next open year, which is known as reinsurance to close or RITC, and distributes the remaining funds to the investors in the syndicate. ACE Global Markets has historically retained these funds for operational purposes. ACE INA issued debt to provide partial financing for the ACE INA acquisition and for other operating needs. This debt is serviced by dividends paid by ACE INA’s insurance subsidiaries to ACE INA as well as other group resources.

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

Our insurance and reinsurance operations provide liquidity in that premiums are received in advance, sometimes substantially in advance, of the time claims are paid. Generally cash flows are affected by claim payments that, due to the nature of our operations, may comprise large loss payments on a limited number of claims and which can fluctuate significantly from year to year. The irregular timing of these loss payments can create significant variations in cash flows from operations between periods. Refer to the section entitled, “Contractual Obligations and Commitments” for our estimate of future claim payments by period.

Sources of liquidity include cash from operations, financing arrangements or routine sales of investments.

• Our consolidated net cash flows from operating activities were $5 billion in 2004, compared with $4.2 billion in 2003 and $2.4 billion in 2002. These amounts reflect net income for each year, adjusted for non-cash items and changes in working capital. Despite lower net income in 2004, net cash flows from operating activities increased, primarily due to an increase in net unpaid losses and loss expenses, compared with 2003. The increase in net cash flows from operating activities in 2003, compared with 2002, was primarily driven by higher net income and net unpaid losses and loss expenses, partially offset by lower unearned premiums. Typically, the adjustments to net income reflect the fact that there is a significant period of time between the recording of a loss (ranging up to several years or more) and the actual claim payment.

• Our consolidated net cash flows used for investing activities increased to $4.8 billion in 2004, and was net of $958 million received from the sale of Assured Guaranty (net of cash sold). This compares with net cash flows used for investing activities of $4.7 billion and $1.9 billion in 2003 and 2002, respectively. These increases reflect our strong consolidated net cash flows from operating activities. Net purchases of fixed maturities were $5 billion in 2004, compared with $4.9 billion and $2 billion in 2003 and 2002, respectively.

• Our consolidated net cash flows used for financing activities were $155 million in 2004. This compares with net cash flows from financing activities of $395 million in 2003 and net cash flows used for financing activities of $491 million in 2002. Net cash flow usage for 2004 was related to increased dividends paid, partially offset by an increase in proceeds from exercise of options. The 2004 year also included net proceeds of $500 million from our debt issuance, which was partially offset by the repayment of debt and trust preferred securities of $475 million. The 2003 year included net proceeds of $557 million from our Preferred Share issuance. Net cash flows used for financing activities in 2002 were primarily driven by the repayment of $400 million of trust preferred securities.

Although our ongoing operations continue to generate positive cash flows, our cash flows are currently impacted by a large book of loss reserves from businesses in run-off. The run-off operations generated negative operating cash flows of $88 million in 2004, compared with $645 million and $525 million in 2003 and 2002, respectively, primarily due to claim payments. The decrease in negative operating cash flows for 2004 relates primarily to funds received under the NICO agreement of $402 million.

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

ACE and its subsidiaries are assigned debt and financial strength (insurance) ratings from internationally recognized rating agencies, including S&P, A.M. Best, Moody’s Investors Service and Fitch IBCA. The ratings issued on our companies by these agencies are announced publicly and are available directly from the agencies. Our website, acelimited.com, also contains some information about our ratings, which can be found under the “Investor Information” tab.

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

Capital Resources

Capital resources consist of funds deployed or available to be deployed to support our business operations. The following table summarizes the components of our capital resources at December 31, 2004 and 2003.

	December 31
(in millions of U.S. dollars)	2004	2003
Short-term debt	$146	$546
Long-term debt	1,849	1,349
Total debt	1,995	1,895
Trust preferred securities	412	475
Preferred shares	557	557
Ordinary shareholders’ equity	9,279	8,278
Total shareholders’ equity	9,836	8,835
Total capitalization	$12,243	$11,205
Ratio of debt to total capitalization	16.3%	16.9%
Ratio of debt plus trust preferreds to total capitalization	19.7%	21.2%

We believe our financial strength provides us with the flexibility and capacity to obtain funds externally through debt or equity financing on both a short-term and long-term basis. Our ability to access the capital markets is dependent on, among other things, market conditions and our perceived financial strength. We have accessed both the debt and equity markets from time to time.

As part of our capital management program, in November 2001, our Board of Directors authorized the repurchase of any ACE issued debt or capital securities including Ordinary Shares, up to $250 million. At December 31, 2004, this authorization had not been utilized. During 2004, we filed a shelf registration statement with the SEC relating to the issuance of up to $1.5 billion of certain types of debt and equity securities. This registration became effective during the first quarter of 2005.

Shareholders’ Equity

The following table analyzes the movements in our shareholders’ equity for the years ended December 31, 2004, 2003 and 2002.

(in millions of U.S. dollars)	2004	2003	2002
Balance, beginning of year	$8,835	$6,389	$6,107
Net income	1,139	1,417	77
Change in net unrealized appreciation on investments, net of tax	(49)	208	339
Dividends declared – Ordinary Shares	(233)	(204)	(173)
Dividends declared – Preferred Shares	(45)	(23)	–
Cumulative translation adjustments	94	108	(1)
Other movements, net	95	82	66
Dividends declared – Mezzanine equity	–	(10)	(26)
Issuance of Preferred Shares	–	557	–
Conversion of Mezzanine equity	–	311	–
Balance, end of year	$9,836	$8,835	$6,389

Our diluted book value per Ordinary Share increased to $32.48 at December 31, 2004, compared with $29.46 at December 31, 2003. In calculating our diluted book value per Ordinary Share, we include in-the-money options in the denominator. The expected proceeds from the in-the-money options are included in the numerator. Shareholders’ equity increased $1 billion in 2004, primarily due to net income of $1.1 billion, cumulative translation adjustments of $94 million and the exercise of options for Ordinary Shares of $83 million (included in “other movements, net”), partially offset by dividends declared of $278 million. Also included in “other movements, net”, are changes in the accumulated benefits obligation for certain of our foreign defined benefit plans. The change was an increase in 2004, primarily due to decreases in the discount rate assumed in each year compared with the prior year, partially offset by increases in the underlying investment portfolio at the end of each year.

On January 14, 2004 and April 14, 2004, we paid dividends of 19 cents per Ordinary Share to shareholders of record on December 31, 2003 and March 31, 2004, respectively. On July 14, 2004, October 14, 2004, and January 14, 2005, we paid dividends of 21 cents per Ordinary Share to shareholders on record on June 30, 2004, September 30, 2004, and December 31, 2004, respectively. We have paid dividends each quarter since we became a public company in 1993. However, the declaration, payment and value of future dividends on Ordinary Shares is at the discretion of our Board of Directors and will be dependent upon our profits, financial requirements and other factors, including legal restrictions on the payment of dividends and such other factors as our Board of Directors deems relevant. Dividends on the Preferred Shares are payable quarterly, in arrears, when and if declared by our Board of Directors. In 2004, we paid dividends of $4.875 per Preferred Share (which translates to 48.75 cents per Depositary Share) on March 1, June 1, September 1, and December 1, to shareholders of record on February 29, May 31, August 31, and November 30, respectively.

Contractual Obligations and Commitments

The table below shows our contractual obligations and commitments including our payments due by period at December 31, 2004:

Payments Due By Period

(in millions of U.S. dollars)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Payment amounts determinable from the contract
Deposit liabilities	$343	$110	$98	$44	$91
Operating leases	386	72	97	71	146
Short-term debt	146	146	–	–	–
Long-term debt	1,849	–	800	450	599
Trust preferred securities	412	–	–	–	412
Total obligations in which payment amounts are determinable from the contract	3,136	328	995	565	1,248
Payment amounts not determinable from the contract
Estimated gross loss payments under insurance and reinsurance contracts	31,513	6,031	10,412	3,261	11,809
Total contractual obligations and commitments	$34,649	$6,359	$11,407	$3,826	$13,057

The above table excludes pension obligations as minimum funding requirements are immaterial over the next year. Subsequent funding commitments are apt to vary for many factors and are difficult to estimate at this time.

Deposit Liabilities

Deposit liabilities of $343 million include reinsurance deposit liabilities of $238 million and contract holder deposit funds of $105 million. Contract holder deposit funds represent a liability for investment contracts sold that do not meet the definition of an insurance contract under FAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and Realized Gains and Losses from the Sale of Investments”. The investment contracts are sold with a guaranteed rate of return. The proceeds are then invested with the intent of realizing a greater return than is called for in the investment contracts.

Operating Lease Commitments

We lease office space in most countries in which we operate under operating leases that expire at various dates through January 2018. We renew and enter into new leases in the ordinary course of business as required.

Short-term Debt

From time to time, we use securities repurchase agreements as a source of short-term liquidity. Under these repurchase agreements, we agree to sell securities and repurchase them at a future date for a predetermined price, thereby creating liquidity. The covenants of our existing credit facilities limit our borrowing under repurchase agreements to $800 million. At December 31, 2004, $146 million of reverse purchase agreements were outstanding. The proceeds were used to repay maturing commercial paper.

Included in short-term debt for 2003 was ACE INA’s $400 million, 8.2 percent notes which became due on August 15, 2004. We repaid these notes in 2004.

In June 1999, we arranged certain commercial paper programs. The programs use revolving credit facilities as back-up facilities and provide for up to $2.8 billion in commercial paper issuance (subject to the availability of back-up facilities, which currently total $600 million) for ACE and for ACE INA.

Long-term Debt

Our total long-term debt of $1.8 billion is described in detail in Note 9 of our Consolidated Financial Statements.

During 2004, we issued $500 million of ACE INA 5.875 percent senior notes due June 15, 2014. The proceeds of the notes were used, to repay $75 million of Capital Re trust preferred securities, $400 million of ACE INA 8.2 percent notes due in 2004, and for general corporate purposes.

The following instruments have specific collateral triggers. In 1998, ACE US Holdings issued $250 million of unsecured senior notes that mature in October 2008. In December 1999, ACE INA issued $300 million of unsecured subordinated notes that mature in December 2009 – we repaid $100 million of this outstanding amount during 2002. We have a $450 million credit default swap in place that has the economic effect of reducing our cost of borrowing associated with these two issuances. The minimum collateral in connection with the credit default swap is $158 million. The actual collateral can be higher depending on the credit quality of securities pledged.

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

Trust Preferred Securities

During 1999 and 2000, we issued $800 million of trust preferred securities. The funds generated from these issues were used to partially finance the ACE INA acquisition. In 2002, $400 million of the trust preferred securities matured and were repaid. In 2004, we repaid an additional $75 million (Capital Re trust preferred securities). The securities outstanding consist of $400 million of company-obligated mandatorily redeemable preferred shares ($100 million and $300 million) issued by two business trusts wholly owned by us.

Each of the two remaining series of trust preferred securities was issued by a special purpose entity (two trusts) that is wholly owned by us. The sole assets of the special purpose entities are debt instruments issued by one or more of our subsidiaries. The special purpose entities look to payments on the debt instruments to make payments on the preferred securities. We have guaranteed the payments on these debt securities. The trustees of the trusts include one or more of our officers and at least one independent trustee, such as a trust company. Our officers serving as trustees of the trusts do not receive any compensation or other remuneration for their services in such capacity. The full $412 million of outstanding trust preferred stock (calculated as $400 million as discussed above plus our equity share of the two trusts) is shown on our consolidated balance sheet as a liability. Additional information with respect to the trust preferred securities is contained in Note 9 of our Consolidated Financial Statements.

Estimated Gross Loss Payments under Insurance and Reinsurance Contracts

We are obligated to pay claims under insurance and reinsurance contracts for specified loss events covered under those contracts. As a P&C insurance and reinsurance company, such loss payments represent our most significant future payment obligation. In contrast to other contractual obligations, cash payments are not determinable from the terms specified within the contract. For example, we do not ultimately make a payment to our counterparty for many insurance and reinsurance contracts (i.e., when a loss event has not occurred) and if a payment is to be made, the amount and timing cannot be determined from the contract. In the table above, we estimate payments by period relating to our gross liability for unpaid losses and loss expenses included in the consolidated balance sheet at December 31, 2004 and do not take reinsurance recoverables into account. These estimated loss payments are inherently uncertain and the amount and timing of actual loss payments are likely to differ from these estimates and the differences could be material. Given the numerous factors and assumptions involved in both estimates of losses and loss expense reserves and related estimates as to the timing of future losses and loss expense payments in the table above, differences between actual and estimated loss payments will not necessarily indicate a commensurate change in ultimate loss estimates.

Credit Facilities

As our Bermuda subsidiaries are not admitted insurers and reinsurers in the U.S., the terms of certain U.S. insurance and reinsurance contracts require them to provide LOCs to clients. In addition, ACE Global Markets is required to satisfy certain U.S. regulatory trust fund requirements which can be met by the issuance of LOCs.

The following table shows our credit facilities by credit line, usage, expiry date and purpose at December 31, 2004.

	Credit Line[1]	Usage	Expiry Date	Purpose
Unsecured Liquidity Facilities
ACE Limited[2]	$600	$64	April 2007	General Corporate
Secured Operational LOC Facilities
ACE Limited	500	194	Sept. 2007	General Corporate
Unsecured Operational LOC Facilities
ACE Limited	850	770	Sept. 2007	General Corporate
ACE Limited[3]	100	97	Cancelled	General Corporate
ACE International	28	–	Various	General Corporate
Unsecured Capital Facilities
ACE Limited[4]	732	708	Dec. 2009	General Corporate
Total	$2,810	$1,833

1 Certain facilities are guaranteed by operating subsidiaries and/or ACE Limited

2 Commercial paper back-up facility, may also be used for LOCs

3 In January 2005, this facility was cancelled and its letter of credit usage was transferred to other operational LOC facilities

4 Supports ACE Global Markets underwriting capacity for Lloyd’s Syndicate 2488-2004 capacity of £550 million (approximately $1 billion)

During the fourth quarter of 2004, we renewed a syndicated uncollateralized, five-year LOC facility in the amount of £380 million (approximately $732 million), in order to fulfill the requirements of Lloyd’s for open years of account. This facility was originally arranged in 1998.

The unsecured facilities noted above require that we maintain certain covenants, all of which have been met at December 31, 2004. These covenants include:

(i) maintenance of a minimum consolidated net worth covenant of not less than $6.0 billion (subject to a reset provision on the last day of each fiscal year) plus 25 percent of cumulative net income since December 31, 2003 (subject to a reset provision on the last day of each fiscal year), plus 50 percent of net proceeds of any issuance of equity interests subsequent to December 31, 2003 (subject to a reset provision on the last day of each fiscal year); and

(ii) maintenance of a maximum debt to total capitalization ratio of not greater than 0.35 to 1. Under this covenant, debt does not include trust preferred securities or mezzanine equity, except where the ratio of the sum of trust preferred securities and mezzanine equity to total capitalization is greater than 15 percent. In this circumstance, the amount greater than 15 percent would be included in the debt to total capitalization ratio.

At December 31, 2004, (a) the minimum consolidated net worth requirement under the covenant described in (i) above was $6.3 billion and our actual consolidated net worth as calculated under that covenant was $9.2 billion; and (b) our ratio of debt to total capitalization was 0.16 to 1.

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

American Jobs Creation Act of 2004

On October 22, 2004, the American Jobs Creation Act (the Act) was signed into law by the President of the United States. The Act provides for the election of a special one-time tax deduction of 85 percent of certain foreign earnings that are repatriated (as defined in the Act) under a Domestic Reinvestment Plan to its United States parent corporation in either the parent’s last tax year that began before the enactment date, or the first tax year that begins during the one-year period beginning on the date of enactment. We may apply the provisions of the Act to certain of our applicable subsidiaries.

We are in the process of evaluating the effects of the repatriation provisions. The Act includes several provisions for which the United States Treasury has indicated it will issue further guidance, or for which issues have been raised that may require a technical correction to the Act. In January of 2005, the United States Treasury issued its first guidance on selected provisions of the Act, and it expects to issue additional guidance in early 2005.

During February of 2005, we repatriated foreign earnings of approximately $42 million subject to a limited Domestic Reinvestment Plan that would qualify under the Act based on guidance issued in January of 2005. The estimated tax benefit associated with this repatriation if the Act provisions are elected is approximately $3 million to $4 million due to the reduction of the net deferred tax liability associated with repatriated earnings.

Additional repatriations up to the limitation under the Act of $500 million may be completed through the remainder of 2005. Subject to the completion of our evaluation and expected technical guidance or corrections, we are not in a position to decide whether, and to what extent, we might repatriate foreign earnings that have not yet been remitted to the U.S. as well as determine the associated tax impact as a result of the Act. However, we anticipate that the tax impact would be a reduction of the net deferred tax liability associated with the unremitted earnings. We expect to finalize our assessment of the Act after the expected United States Treasury Guidance has been issued.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market Sensitive Instruments and Risk Management

Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments. We are exposed to potential loss to various market risks, including changes in interest rates, equity prices and foreign currency exchange rates. Further, through the writings of certain products such as credit derivatives (through our 34.7 percent ownership of Assured Guaranty), GMIBs and GMDBs, we are exposed to deterioration in the credit markets, decreases in interest rates and declines in the equity markets. Our investment portfolio consists of both fixed income and equity securities, denominated in both U.S. and foreign currencies, which are sensitive to changes in interest rates, equity prices and foreign currency exchange rates.

As our fixed income and equity securities are classified as available-for-sale, changes in interest rates, equity prices or foreign currency exchange rates will have an immediate affect on comprehensive income and shareholders’ equity but will not ordinarily have an immediate affect on net income. Nevertheless, changes in interest rates and equity prices affect consolidated net income when, and if, a security is sold or impaired. From time to time, we also use investment derivative instruments such as futures, options, interest rate swaps, and foreign currency forward contracts to manage the duration of our investment portfolio and foreign currency exposures and also to obtain exposure to a particular financial market. In addition, as part of our investing activity, we purchase TBAs. These instruments are recognized as assets or liabilities in our Consolidated Financial Statements and are sensitive to changes in interest rates, foreign currency exchange rates and equity security prices. Changes in the fair value of these derivative instruments are included in our net realized gains or losses and therefore have an immediate affect on both our net income and shareholders’ equity. At December 31, 2004 and 2003, our notional exposure to investment derivative instruments was $3 billion and $1.6 billion, respectively. The increase in 2004 was primarily due to increased use of swaps, futures and options and the increase in our investment portfolio.

We seek to mitigate market risk using a number of techniques, including maintaining and managing the assets and liabilities of our international operations consistent with the foreign currencies of the underlying insurance and reinsurance businesses, thereby limiting exchange rate risk to net assets denominated in foreign currencies. Also, from time to time, we enter into derivative financial instruments for the purpose of managing certain investment portfolio exposures.

The following is a discussion of our primary market risk exposures at December 31, 2004. Our policies to address these risks in 2004 were unchanged from 2003. We do not currently anticipate significant changes in our primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods.

Interest rate risk

Our exposure to interest rate risk is primarily concentrated in our fixed income portfolio, our debt obligations and to a lesser extent, our GMIB reinsurance business. Changes in investment values attributable to interest rate changes are miti -

gated by corresponding and partially offsetting changes in the economic value of our insurance reserves and debt obligations. We monitor this exposure through periodic reviews of our asset and liability positions.

The following table shows the impact on the market value of our fixed income portfolio and debt obligations of an increase in interest rates of 100 basis points applied instantly across the yield curve (an immediate time horizon was used as this presents the worst case scenario) at December 31, 2004 and 2003.

(in millions of U.S. dollars)	2004	2003
Fair value of fixed income portfolio	$23,892	$20,600
Pre-tax impact of 100 basis point increase in interest rates	$800	$696
Percentage of total fixed income portfolio	3.3%	3.4%

Changes in interest rates will have an immediate affect on comprehensive income and shareholders’ equity but will not ordinarily have an immediate affect on net income.

Although our debt, preferred stock, and trust preferred securities (collectively, referred to as debt obligations) are reported at amortized value and not adjusted for fair value changes, changes in interest rates could have a material impact on their fair value, albeit there is no immediate impact on our Consolidated Financial Statements. At December 31, 2004, the amortized value of our debt obligations was $2.8 billion and the fair value was $3.1 billion. An increase in interest rates of 100 basis points applied instantly across the yield curve would have resulted in a decrease in the fair value of our debt obligations of 6.7 percent at December 31, 2004. This equates to a pre-tax decrease in the fair value of our debt obligations of $209 million at December 31, 2004.

Variations in market interest rates could produce significant changes in the timing of prepayments due to prepayment options available. For these reasons, actual results could differ from those reflected in the tables.

Our net income is directly impacted by changes in the fair value of GMIBs. For example, net realized gains of $10 million were reported for GMIB reinsurance for the year ended December 31, 2004. The changes in the fair value of GMIBs are determined using internal valuation models. Such valuations require considerable judgment and are subject to significant uncertainty. The valuation of these products is subject to fluctuations arising from, among other factors, changes in interest rates, changes in the equity markets, and changes in the allocation of the investments underlying annuitant’s account value. These models and the related assumptions are continually reviewed by management and enhanced, as appropriate, based upon improvements in modeling techniques and availability of more timely information, such as market conditions and demographics of in-force annuities. Based on in-force annuities covered by GMIB reinsurance treaties at December 31, 2004, we estimate that a downward parallel shift of the yield curve of 100 basis points would result in an unrealized loss of approximately $147 million. This estimated change in fair value would be recorded as net realized losses in our net income. The gain or loss created by the estimated fair value adjustment will rise or fall each period based on estimated market pricing and may not be an indication of ultimate claims.

Equity price risk

Our portfolio of equity securities, which we carry on our balance sheet at fair value, has exposure to price risk. This risk is defined as the potential loss in fair value resulting from adverse changes in stock prices. In addition, we attain exposure to the equity markets through the use of derivative instruments, which also have exposure to price risk. Our U.S. equity portfolio is correlated with the S&P 500 index and changes in that index would approximate the impact on our portfolio. Our international equity portfolio has exposure to a broad range of non-U.S. equity markets. The following table provides more information on our exposure to equity price risk at December 31, 2004 and 2003.

(millions of U.S. dollars)	2004	2003
Fair value of equity securities	$1,229	$544
Fair value of equity derivative instruments	131	118
Total equity exposure	$1,360	$662
Pre-tax impact of 10 percent decline in market prices for equity exposures	$136	$66

Changes in fair value of the derivative equity instruments are recorded as net realized gains (losses) in the consolidated statements of operations. Changes in the fair value of our equity portfolio are recorded as unrealized appreciation

(depreciation) and are included as a separate component of accumulated other comprehensive income in shareholders’ equity.

As discussed above, our net income is directly impacted by changes in the fair value of GMIBs. Based on in-force annuities covered by GMIB reinsurance treaties at December 31, 2004, we estimated that a 10 percent decline in the S&P index would result in an unrealized loss of approximately $55 million. This estimated change in fair value would be recorded as net realized losses in our net income. The gain or loss created by the estimated fair value adjustment will rise or fall each period based on estimated market pricing and may not be an indication of ultimate claims.

Foreign currency exchange rate risk

Many of our non-U.S. companies maintain both assets and liabilities in local currencies. Therefore, foreign exchange rate risk is generally limited to net assets denominated in those foreign currencies. Foreign exchange rate risk is reviewed as part of our risk management process. Locally required capital levels are invested in home currencies in order to satisfy regulatory requirements, and to support local insurance operations regardless of currency fluctuations. The principal currencies creating foreign exchange risk for us are the British pound sterling, the euro and the Canadian dollar. The following table provides more information on our exposure to foreign exchange rate risk at December 31, 2004 and 2003.

(millions of U.S. dollars)	2004	2003
Fair value of net assets denominated in foreign currencies	$1,555	$825
Percentage of fair value of total net assets	15.8%	9.3%
Pre-tax impact of hypothetical 10% strengthening of U.S. dollar*	$100	$65

* Versus the British pound sterling, the euro and the Canadian dollar

ITEM 8. Financial Statements and Supplementary Data

The financial statements and supplementary data required by Regulation S-X are included in this report on Form 10-K commencing on page F-1.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There have been no changes in, or any disagreements with, accountants on accounting and financial disclosure within the two years ended December 31, 2004.

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

There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting. The Company’s management report on internal control over financial reporting is included on page F-3 and PricewaterhouseCooper LLP’s attestation is included on page F-4.

ITEM 9B. Other Information

There is no information required to be disclosed in a report on Form 8-K, which has not been reported.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

Information pertaining to this item is incorporated by reference to the sections entitled “Election of Directors – Nominees for Election for Terms Expiring in 2008”, “Election of Directors – Directors Whose Terms of Office Will Continue After This Meeting”, “Election of Directors – Section 16(a) Beneficial Ownership Reporting compliance” and “Elections of Directors – Meetings and Committees of the Board – Audit Committee” of the definitive proxy statement for the Annual General Meeting of Shareholders to be held on May 26, 2005, which involves the election of directors and will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

Code of Ethics

The Company has adopted a Code of Conduct, which sets forth standards by which all ACE employees, officers and directors must abide as they work for the Company. The Company has posted this Code of Conduct on its internet site (acelimited.com, under Investor Information / Corporate Governance / Code of Conduct). The Company intends to disclose on its internet site any amendments to, or waivers from, its Code of Conduct that are required to be publicly disclosed pursuant to the rules of the SEC or the NYSE.

ITEM 11. Executive Compensation

This item is incorporated by reference to the section entitled “Executive Compensation” of the definitive proxy statement for the Annual General Meeting of Shareholders to be held on May 26, 2005, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

The following table presents securities authorized for issuance under equity compensation plans at December 31, 2004:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (1)
Equity compensation plans approved by security holders (2)	16,175,760	$33.89	15,972,323
Equity compensation plans not approved by security holders (3)	61,958	$16.19	—
Total	16,237,718	$33.82	15,972,323

(1) These totals include securities available for future issuance under the following plans which provide for issuances other than upon the exercise of options:

i. ACE Limited 2004 Long-Term Incentive Plan. (the “2004 LTIP”) A total of 15,000,000 Ordinary Shares of the Company are authorized to be issued pursuant to awards made as options, stock appreciation rights, stock units, performance shares, performance units, restricted stock and restricted stock units. The maximum number of shares that may be delivered to Participants and their beneficiaries under the 2004 LTIP shall be equal to the sum of: (i) 15,000,000 shares; and (ii) any shares that are represented by awards granted under the ACE Limited 1995 Long-Term Incentive Plan, the ACE Limited 1995 Outside Directors Plan, the ACE Limited 1998 Long-Term Incentive Plan, and the ACE Limited 1999 Replacement Long-Term Incentive Plan (the “Prior Plans”) that are forfeited, expired or are canceled after the effective date of the 2004 LTIP of February 25th, 2004, without delivery of shares or which result in the forfeiture of the shares back to the Company to the extent that such shares would have been added back to the reserve under the terms of the applicable Prior Plan. As of December 31, 2004, a total of 15,670,186 shares remain available for future issuance under this plan.

ii. ACE Limited 1998 Long-Term Incentive Plan. A total of 21,252,007 shares were authorized to be issued pursuant to awards made as options, stock appreciation rights, stock units, performance shares, performance units, restricted stock and restricted stock units; the number of shares available for awards other than options and stock appreciation rights was 3,232,485 shares. This plan only remains in effect with respect to outstanding awards made pursuant to this plan. Future awards will be made pursuant to the 2004 LTIP.

iii. ACE Limited 1995 Long-Term Incentive Plan. Shares were authorized to be issued in an amount determined by a formula described in footnote (2) below pursuant to awards to be made as options, stock appreciation rights and restricted stock. This plan only remains in effect with respect to outstanding awards made pursuant to this plan. Future awards will be made pursuant to the 2004 LTIP.

iv. ACE Limited 1999 Replacement Long Term Incentive Plan. A total of 4,770,555 shares were authorized to be issued pursuant to awards to be made as options, stock appreciation rights, stock units, performance shares, performance units, restricted stock and restricted stock units. This plan only remains in effect with respect to outstanding awards made pursuant to this plan.

v. ACE Limited 1995 Outside Directors Plan. Shares were authorized to be issued in an amount determined by a formula described in footnote (2) below pursuant to awards made as options, restricted stock and unrestricted stock. This plan only remains in effect with respect to outstanding awards made pursuant to this plan. Future awards will be made pursuant to the 2004 LTIP.

vi. Employee Stock Purchase Plan. A total of 1,500,000 shares are authorized for purchase at a discount. As of December 31, 2004, 302,137 shares remain available for future issuance under this plan.

(2) This plan category includes shares issuable pursuant to the following plans that authorize shares based on a formula:

i. ACE Limited 1995 Long-Term Incentive Plan. The total number of shares available for awards under this plan in any fiscal year was 5 percent of the adjusted average of the outstanding Ordinary Shares of the Company, as that number is determined by the Company, to calculate fully diluted earnings per share for the preceding fiscal year, reduced by any shares of stock granted pursuant to awards under this plan and any shares of stock subject to any outstanding award under this plan. This plan only remains in effect with respect to outstanding awards made pursuant to this plan. Future awards will be made pursuant to the 2004 LTIP.

ii. ACE Limited 1995 Outside Directors Plan. The total number of shares available for awards under this plan in any fiscal year was 0.5 percent of the adjusted average of the outstanding Ordinary Shares of the Company, as that number was determined by the Company, to calculate fully diluted earnings per share for the preceding fiscal year, reduced by any shares of stock granted pursuant to awards under the Plan and any shares of stock subject to any outstanding award under the plan. This plan only remains in effect with respect to outstanding awards made pursuant to this plan. Future awards will be made pursuant to the 2004 LTIP.

(3) This plan category consists of the following plans:

i. ACE Limited 1999 Replacement Long Term Incentive Plan. This plan authorized awards to persons employed by the Company in conjunction with the Company’s Capital Re Corporation acquisition as replacement for Capital Re Corporation awards. A total of 61,958 options with a weighted average exercise price of $16.19 are outstanding as replacement awards under this plan. This plan also permitted awards to employees or other persons providing services to the Company or its subsidiaries. A total of 25,300 options with a weighted average exercise price of $36.30 are outstanding as new awards made to employees of the Company or its subsidiaries under this plan. This plan only remains in effect with respect to outstanding awards made pursuant to this plan. Future awards will be made pursuant to the 2004 LTIP.

ITEM 13. Certain Relationships and Related Transactions

This item is incorporated by reference to the section entitled “Election of Directors – Certain Business Relationships” of the definitive proxy statement for the Annual General Meeting of Shareholders to be held on May 26, 2005, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

ITEM 14. Principal Accounting Fees and Services

This item is incorporated by reference to the section entitled “Independent Auditor Fee Information” of the definitive proxy statement for the Annual General Meeting of Shareholders to be held on May 26, 2005, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

(a) Financial Statements, Schedules and Exhibits

Other schedules have been omitted as they are not applicable to ACE, or the required information has been included in the Consolidated Financial Statements and related notes.

1. Exhibits

Exhibit No.	Description
2.1	Amended and Restated Agreement and Plan of Merger, dated as of October 26, 1999, among Capital Re Corporation, ACE Limited and CapRe Acquisition Corp. (Incorporated by reference to Exhibit 2.1 to Registration Statement on Form S-4 (No. 333-90927))
2.2	First Amendment to Amended and Restated Agreement and Plan of Merger, dated as of November 29, 1999, among Capital Re Corporation, ACE Limited and CapRe Acquisition Corp. (Incorporated by reference to Exhibit 2.5 to Registration Statement on Form S-4 (No. 33-90927))
2.3	Acquisition Agreement, dated as of January 11, 1999, among CIGNA Corporation, CIGNA Holdings, Inc. and ACE Limited (Incorporated by reference to Exhibit 2.1 of the Form 8-K current report (Date of earliest event reported: July 2, 1999)
2.4	Amendment No. 1 to Acquisition Agreement, dated as of July 2, 1999, CIGNA Corporation, CIGNA Holdings, Inc. and ACE Limited (Incorporated by reference to Exhibit 2.2 of the Form 8-K current report (Date of earliest event reported: July 2, 1999)
2.5	Amendment No. 2 to Acquisition Agreement, dated as of July 2, 1999, CIGNA Corporation, CIGNA Holdings, Inc. and ACE Limited (Incorporated by reference to Exhibit 2.3 of the Form 8-K current report (Date of earliest event reported: July 2, 1999)
3.1	Memorandum of Association of the Company (Incorporated by reference to Exhibit 3.1 to Form 10-K for the year ended September 30, 1998)
3.2	Articles of Association of the Company (Incorporated by reference to Exhibit 3.2 to Form 10-K for the year ended September 30, 1998)
3.3	Special Resolutions adopted January 22, 2002 increasing the number of authorized Ordinary Shares and Other Shares (Incorporated by reference to Exhibit 3.3 to Form 10-K of the Company for the year ended December 31, 2001)
4.1	Memorandum of Association of the Company (see Exhibit 3.1)
4.2	Articles of Association of the Company (see Exhibit 3.2)
4.3	Specimen certificate representing Ordinary Shares (Incorporated by reference to Exhibit 4.3 to Form 10-K of the Company for the year ended December 31, 2001)

Exhibit No.	Description
4.4	Resolutions of a committee of the Board of Directors of ACE Limited establishing the terms of the 7.80 percent Cumulative Redeemable Preferred Shares, Series C, of ACE Limited (Incorporated by reference to Exhibit 4.1 of the Form 8-K current report (Date of earliest event reported: May 30, 2003))
4.5	Amended and Restated Rights Agreement between ACE Limited and Mellon Investor Services LLC, Rights Agent, dated as of December 20, 2001 (Incorporated by reference to Exhibit 10.59 to Form 10-K of the Company for the year ended December 31, 2001)
4.6	Indenture, dated as of March 15, 2002, between ACE Limited and Bank One Trust Company, N.A. (Incorporated by reference to Exhibit 4.1 of the Form 8-K current report (Date of earliest event reported: March 19, 2002)
10.1*	ACE Limited Annual Performance Incentive Plan (Incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 of the Company (No. 33-57206))
10.2*	ACE Limited Equity Linked Incentive Plan (Incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 of the Company (No. 33-57206))
10.2.1*	Amendment to ACE Limited Equity Linked Incentive Plan (Incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 of the Company (No. 33-57206))
10.2.2*	Second Amendment to ACE Limited Equity Linked Incentive Plan (Incorporated by reference to Exhibit 10.45 to Form 10-K of the Company for the year ended September 30, 1995).
10.2.3*	Third Amendment to Equity Linked Incentive Plan-Stock Appreciation Right Plan (Incorporated by reference to Exhibit 10.28 to Form 10-Q of the Company for the quarter ended March 31, 1997)
10.3*	Form of restricted stock award dated August 24, 1993, to ACE Limited Directors (Incorporated by reference to Exhibit 10.39 to Form 10-K of the Company for the year ended September 30, 1993)
10.4*	Employment Agreement, dated October 1, 1994, between ACE Limited and Brian Duperreault (Incorporated by reference to Exhibit 10.42 to Form 10-K of the Company for the year ended September 30, 1994)
10.5*	Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.36 to Form 10-Q of the Company for the quarter ended March 31, 1996)
10.5.1*	First Amendment to ACE Limited Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.59 to Form 10-K of the Company for the year ended December 31, 2000)
10.6*	ACE Limited 1996 Tempest Replacement Option Plan (Incorporated by reference to Exhibit 10.24 to Form 10-K of the Company for the year ended September 30, 1996)
10.7*	ACE Limited Elective Deferred Compensation Plan (Incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company for the quarter ended December 31, 1997)
10.8*	ACE Limited Rules of the Approved U.K. Stock Option Program (Incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company for the quarter ended December 31, 1997)
10.9	ACE US Holdings, Inc. Credit Sensitive Senior Notes due 2008 Indenture dated as of October 27, 1998 (Incorporated by reference to Exhibit 10.37 of Form 10-K of the Company for the year ended September 30, 1998)
10.10	Information Technology Services Agreement, dated as of June 29, 1999, among ACE INA Holdings Inc. and International Business Machines Corporation (Incorporated by reference to Exhibit 99.1 of the Form 8-K current report (Date of earliest event reported: July 2, 1999))
10.11	Senior Indenture, dated as of August 1, 1999, among ACE INA Holdings, Inc., ACE Limited and Bank One, N.A. (formerly The First National Bank of Chicago), as trustee (Incorporated by reference to Exhibit 4.5 to registration statement on Form S-1 of the Company (No. 333-78841))
10.12	Indenture, dated as of November 30, 1999, among ACE INA Holdings, Inc. and Bank One Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 10.38 to Form 10-K of the Company for the year ended December 31, 1999)
10.12.1	Supplemental Indenture No. 1, dated as of December 6, 1999, among ACE INA Holdings, Inc. and Bank One Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 10.39 to Form 10-K of the Company for the year ended December 31, 1999)
10.12.2	Indenture, dated as of December 1, 1999, among ACE INA Holdings, Inc., ACE Limited and Bank One Trust Company, National Association (Incorporated by reference to Exhibit 10.41 to Form 10-K of the Company for the year ended December 31, 1999)

Exhibit No.	Description
10.13*	ACE Limited 1999 Replacement Long Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Company for the quarter ended September 30, 1999)
10.14	Amended and Restated Trust Agreement, dated December 20, 1999, among ACE INA Holdings, Inc., Bank One Trust Company, National Association, as property trustee, Bank One Delaware Inc., as Delaware trustee and the administrative trustees named therein (Incorporated by reference to Exhibit 10.40 to Form 10-K of the Company for the year ended December 31, 1999)
10.14.1	Common Securities Guarantee Agreement, dated as of December 20, 1999 (Incorporated by reference to Exhibit 10.42 to Form 10-K of the Company for the year ended December 31, 1999)
10.14.2	Preferred Securities Guarantee Agreement, dated as of December 20, 1999 (Incorporated by reference to Exhibit 10.43 to Form 10-K of the Company for the year ended December 31, 1999)
10.16*	ACE Limited 1999 Replacement Stock Plan (Incorporated by reference to Exhibit 10.54 to Form 10-K of the Company for the year ended December 31, 1999)
10.17*	ACE USA Officer Deferred Compensation Plan (as amended through January 1, 2000) (Incorporated by reference to Exhibit 10.5 to Form 10-Q of the Company for the quarter ended March 31, 2000)
10.18*	ACE USA Supplemental Employee Retirement Savings Plan (Incorporated by reference to Exhibit 10.6 to Form 10-Q of the Company for the quarter ended March 31, 2000)
10.19	Amendment and Restatement Agreement relating to a Letter of Credit Facility Agreement dated November 17, 2000 among ACE Limited, ACE Bermuda Insurance Ltd., Citibank, N.A., as arranger, Barclays Bank plc and ING Barings, as co-arrangers and Citibank International plc, as agent (Incorporated by reference to Exhibit 10.61 to Form 10-K of the Company for the year ended December 31, 2000)
10.19.1	Second Amendment and Restatement dated as of November 21, 2001, amending and restating a letter of credit facility agreement dated as of November 19, 1999, and amended November 17, 2000, (and further amended as of October 23, 2001) among ACE Limited, ACE Bermuda Insurance Ltd., Citibank, N.A. as arranger, Barclays Bank plc and ING Barings, as co-arrangers, and Citibank International plc, as agent and trustee and certain financial institutions (Incorporated by reference to Exhibit 10.62 to Form 10-K of the Company for the year ended December 31, 2001)
10.19.2	Third Amendment and Restatement dated as of November 19, 2002, amending and restating a letter of credit facility agreement dated as of November 19, 1999, and amended November 17, 2000, (and further amended as of October 23, 2001, and November 21, 2001) among ACE Limited, ACE Bermuda Insurance Ltd., Citibank, N.A. and Barclays Capital as lead arrangers and ING Bank, as co-arranger, and Citibank International plc, as agent and security trustee and certain financial institutions (Incorporated by reference to Exhibit 10.63 to Form 10-K of the Company for the year ended December 31, 2002)
10.19.3	Fourth Amendment and Restatement dated as of November 14, 2003, amending the Third Amendment and Restatement dated as of November 19, 2002, amending and restating a letter of credit facility agreement dated as of November 19, 1999, and amended November 17, 2000, (and further amended as of October 23, 2001, and November 21, 2001) among ACE Limited, ACE Bermuda Insurance Ltd., Citibank, N.A. and Barclays Capital as lead arrangers and ING Bank, as co-arranger, and Citibank International plc, as agent and security trustee and certain financial institutions. (Incorporated by reference to Exhibit 10.23.4 to Form 10-K of the Company for the year ended December 31, 2003)
10.19.4	Fifth Amendment and Restatement dated as of November 15, 2004, amending the Fourth Amendment and Restatement dated as of November 14, 2003, amending and restating a letter of credit facility agreement dated as of November 19, 2002, amending and restating a letter of credit facility agreement dated as of November 19, 1999, and amended November 17, 2000, (and further amended as of October 23, 2001, and November 21, 2001) among ACE Limited, ACE Bermuda Insurance Ltd., Citibank, N.A. and Barclays Capital as lead arrangers and ING Bank, as co-arranger, and Citibank International plc, as agent and security trustee and certain financial institutions.
10.20*	ACE Limited 1998 Long-Term Incentive Plan (as amended through the Second Amendment) (Incorporated by reference to Exhibit 10.3 to Form 10-Q of the Company for the quarter ended March 31, 2001)
10.21*	The Compromise Agreement dated May 16, 2001 between ACE and John Charman (Incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company for the quarter ended June 30, 2001)
10.22*	The ACE Limited 1995 Long Term Incentive Plan (as amended through the Second Amendment) (Incorporated by reference to Exhibit 10.3 to Form 10-Q of the Company for the quarter ended June 30, 2001)

Exhibit No.	Description
10.23*	ACE Limited Supplemental Retirement Plan (as amended and restated effective July 1, 2001) (Incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company for the quarter ended September 30, 2001)
10.24*	First Amendment to ACE Ltd. Elective Deferred Compensation Plan, effective as of January 1, 2001 (Incorporated by reference to Exhibit 10.60 to Form 10-K of the Company for the year ended December 31, 2001)
10.25*	ACE Limited Employee Retirement Plan, as amended and restated effective July 1, 2001 and further amended through December 28, 2001 (Incorporated by reference to Exhibit 10.61 to Form 10-K of the Company for the year ended December 31, 2001)
10.26*	Employment Terms dated October 29, 2001, between ACE Limited and Evan Greenberg (Incorporated by reference to Exhibit 10.64 to Form 10-K of the Company for the year ended December 31, 2002)
10.27*	Employment Terms dated November 2, 2001, between ACE Limited and Philip V. Bancroft (Incorporated by reference to Exhibit 10.65 to Form 10-K of the Company for the year ended December 31, 2002)
10.27.1*	Executive Severance Agreement between ACE Limited and Philip Bancroft, effective January 2, 2002 (Incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company for the quarter ended March 31, 2004)
10.28*	The ACE Limited 1995 Outside Directors Plan (As amended through the seventh amendment) (Incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company for the quarter ended June 30, 2003)
10.29	Credit Agreement for $600,000,000 dated as of April 2, 2004, among ACE Limited, certain subsidiaries, various lenders and J.P. Morgan Securities and Barclays Capital as joint lead arrangers and joint bookrunners (Incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company for the quarter ended March 31, 2004)
10.30*	ACE Limited 2004 Long-Term Incentive Plan (As amended through the first amendment) (Incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company for the quarter ended June 30, 2004)
10.30.1*	Form of Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.2 of the Form 8-K current report (Date of earliest event reported: September 10, 2004))
10.30.2*	Form of Restricted Stock Unit Award Terms under the ACE Limited 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.3 of the Form 8-K current report (Date of earliest event reported: September 10, 2004))
10.30.3*	Form of Incentive Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.4 of the Form 8-K current report (Date of earliest event reported: September 10, 2004))
10.30.4*	Form of Non-Qualified Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.5 of the Form 8-K current report (Date of earliest event reported: September 10, 2004))
10.30.5*	Form of Indemnification Agreement between the Company and directors and/or officers (Incorporated by reference to Exhibit 10.1 of the Form 8-K current report (Date of earliest event reported: September 10, 2004))
10.31	Master Separation Agreement among ACE Limited, ACE Financial Services Inc., ACE Bermuda Insurance Ltd., and Assured Guaranty Ltd. dated as of April 27, 2004 (Incorporated by reference to Exhibit 10.8 to Assured Guaranty’s Registration Statement on Form S-1, Post-Effective Amendment No. 1 (Reg. No. 333-111491))
10.32	Reimbursement agreement for $500,000,000 Letter of Credit Facility on a secured basis, dated as of September 22, 2004, among ACE Limited, certain subsidiaries, various lenders and Wachovia Bank, National Association as administrative agent (Incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company for the quarter ended September 30, 2004)
10.33	Reimbursement agreement for $850,000,000 Letter of Credit Facility on a unsecured basis, dated as of September 22, 2004, among ACE Limited, certain subsidiaries, various lenders and Wachovia Bank, National Association as administrative agent (Incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company for the quarter ended September 30, 2004)
10.34	Stock purchase agreement dated as of January 5, 2005, among Century Indemnity Company, ACE INA International Holdings, Ltd. and Randall and Quilter Investment Holdings Limited (Purchaser).
10.35*	Employment Agreement, dated May 22, 1995, between ACE Limited and Brian E. Dowd
10.36*	Employee note from Brian Dowd, dated May 28, 2002

Exhibit No.	Description
10.37*	Promissory note from Brian Dowd, dated July 28, 2002
10.38*	Description of Executive Officer cash compensation for 2004 and 2005
10.39*	Director compensation under the ACE Limited 2004 Long-Term Incentive Plan
12.1	Ratio of earnings to fixed charges and preferred share dividends calculation
14.1	Code of Conduct (Incorporated by reference to Exhibit 14.1 to Form 10-K of the Company for the year ended December 31, 2003)
21.1	Subsidiaries of the Company
23.1	Consent of PricewaterhouseCoopers LLP
31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

* Management Contract or Compensation Plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACE LIMITED

By:	/S/ PHILIP V. BANCROFT
Philip V. Bancroft Chief Financial Officer

March 11, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ BRIAN DUPERREAULT Brian Duperreault	Chairman; Director	March 11, 2005

/S/ EVAN G. GREENBERG Evan G. Greenberg	President, Chief Executive Officer; Director	March 11, 2005

/S/ PHILIP V. BANCROFT Philip V. Bancroft	Chief Financial Officer (Principal Financial Officer)	March 11, 2005

/S/ PAUL B. MEDINI Paul B. Medini	Chief Accounting Officer (Principal Accounting Officer)	March 11, 2005

/S/ DOMINIC J. FREDERICO Dominic J. Frederico	Director	March 11, 2005

/S/ MICHAEL G. ATIEH Michael G. Atieh	Director	March 11, 2005

/S/ BRUCE L. CROCKETT Bruce L. Crockett	Director	March 11, 2005

/S/ ROBERT M. HERNANDEZ Robert M. Hernandez	Director	March 11, 2005

/S/ JOHN A. KROL John A. Krol	Director	March 11, 2005

/S/ PETER MENIKOFF Peter Menikoff	Director	March 11, 2005

Signature	Title	Date

/S/ THOMAS J. NEFF Thomas J. Neff	Director	March 11, 2005

/S/ ROBERT RIPP Robert Ripp	Director	March 11, 2005

/S/ WALTER A. SCOTT Walter A. Scott	Director	March 11, 2005

/S/ DERMOT F. SMURFIT Dermot F. Smurfit	Director	March 11, 2005

/S/ ROBERT W. STALEY Robert W. Staley	Director	March 11, 2005

/S/ GARY M. STUART Gary M. Stuart	Director	March 11, 2005

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

ACE LIMITED INDEX  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

MANAGEMENT’S  RESPONSIBILITY  FOR  FINANCIAL  STATEMENTS  AND  INTERNAL  CONTROL  OVER FINANCIAL  REPORTING

Financial Statements

The consolidated financial statements of ACE Limited were prepared by management, who are responsible for their reliability and objectivity. The statements have been prepared in conformity with accounting principles generally accepted in the United States of America and, as such, include amounts based on informed estimates and judgements of management. Financial information elsewhere in this annual report is consistent with that in the consolidated financial statements.

The Board of Directors, operating through its Audit Committee, which is composed entirely of directors who are not officers or employees of the Company, provides oversight of the financial reporting process and safeguarding of assets against unauthorized acquisition, use or disposition. The Audit Committee annually recommends the appointment of an independent registered public accounting firm and submits its recommendation to the Board of Directors for approval.

The Audit Committee meets with management, the independent registered public accountants and the internal auditor; approves the overall scope of audit work and related fee arrangements; and reviews audit reports and findings. In addition, the independent registered public accountants and the internal auditor meet separately with the Audit Committee, without management representatives present, to discuss the results of their audits; the adequacy of the Company’s internal control; the quality of its financial reporting; and the safeguarding of assets against unauthorized acquisition, use or disposition.

The consolidated financial statements have been audited by an independent registered public accounting firm, PricewaterhouseCoopers LLP, who were given unrestricted access to all financial records and related data, including minutes of all meetings of the Board of Directors and committees of the Board. The Company believes that all representations made to our independent registered public accountants during their audits were valid and appropriate.

Internal Control Over Financial Reporting

The management of ACE Limited (ACE) is responsible for establishing and maintaining adequate internal control over financial reporting. Pursuant to the rules and regulations of the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

As of December 31, 2004, management has evaluated the effectiveness of ACE’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, we have concluded that ACE’s internal control over financial reporting was effective as of December 31, 2004.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the consolidated financial statements of ACE included in this Annual Report, has issued an attestation report on management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2004. The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of ACE’s internal control over financial reporting as of December 31, 2004, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

The report of our independent registered public accountants follows this statement.

/s/ Evan G. Greenberg	/s/ Philip V. Bancroft
Evan G. Greenberg President and Chief Executive Officer	Philip V. Bancroft Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of ACE Limited:

We have completed an integrated audit of ACE Limited’s (the “Company’s”) 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) of the Company’s Form 10-K present fairly, in all material respects, the financial position of ACE Limited and its subsidiaries at December 31, 2004 and December 31, 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under 15(a)(2) of the Company’s Form 10-K present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in “Management’s Responsibility for Financial Statements and Internal Controls” appearing under Item 15(a)(1) of the Company’s Form 10-K, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

New York, New York

March 16, 2005

CONSOLIDATED  BALANCE  SHEETS

ACE Limited and Subsidiaries

December 31, 2004 and 2003 (in thousands of U.S. dollars, except share and per share data)	2004	2003
Assets
Investments
Fixed maturities, at fair value
(amortized cost – $ 21,295,534 and $18,006,405)	$21,738,773	$18,645,267
Equity securities, at fair value (cost – $1,038,872 and $401,237)	1,229,284	543,811
Securities on loan, at fair value (amortized cost/cost – $997,070 and $650,160)	1,038,243	684,629
Short-term investments, at fair value (amortized cost – $3,199,377 and $2,927,407)	3,199,169	2,927,407
Total investments available for sale	27,205,469	22,801,114
Investments in partially-owned insurance companies (cost – $755,545 and $269,023)	796,356	276,877
Other investments (cost – $449,577 and $333,153)	504,233	368,208
Total investments	28,506,058	23,446,199
Cash	533,995	561,650
Accrued investment income	307,541	258,379
Insurance and reinsurance balances receivable	3,272,490	2,836,616
Accounts and notes receivable	195,710	191,519
Reinsurance recoverable	15,253,896	14,080,716
Deferred policy acquisition costs	944,456	1,004,753
Prepaid reinsurance premiums	1,319,574	1,372,568
Funds withheld	340,082	255,587
Value of reinsurance business assumed	273,140	346,365
Goodwill	2,612,449	2,710,830
Deferred tax assets	1,161,224	1,089,805
Other assets	1,621,821	1,397,806
Total assets	$56,342,436	$49,552,793
Liabilities
Unpaid losses and loss expenses	$31,512,621	$27,154,838
Unearned premiums	5,922,968	6,050,788
Future policy benefits for life and annuity contracts	509,005	491,837
Funds withheld	143,353	208,728
Insurance and reinsurance balances payable	2,308,098	1,902,622
Deposit liabilities	343,487	212,335
Securities lending collateral	1,059,135	698,587
Payable for securities purchased	717,102	369,105
Accounts payable, accrued expenses and other liabilities	1,523,521	1,206,046
Dividends payable	59,739	53,182
Short-term debt	146,295	545,727
Long-term debt	1,848,927	1,349,202
Trust preferred securities	412,373	475,000
Total liabilities	46,506,624	40,717,997
Commitments and contingencies
Shareholders’ equity
Preferred Shares ($1.00 par value, 2,300,000 shares authorized, issued and outstanding)	2,300	2,300
Ordinary Shares ($0.041666667 par value, 500,000,000 shares authorized;
284,478,525 and 279,897,193 shares issued and outstanding)	11,853	11,662
Additional paid-in capital	4,899,895	4,765,355
Unearned stock grant compensation	(56,836)	(44,912)
Retained earnings	4,242,174	3,380,619
Deferred compensation obligation	11,829	16,687
Accumulated other comprehensive income	736,426	719,772
Ordinary Shares issued to employee trust	(11,829)	(16,687)
Total shareholders’ equity	9,835,812	8,834,796
Total liabilities and shareholders’ equity	$56,342,436	$49,552,793

See accompanying notes to consolidated financial statements

CONSOLIDATED  STATEMENTS  OF  OPERATIONS

ACE Limited and Subsidiaries

For the years ended December 31, 2004, 2003 and 2002

(in thousands of U.S. dollars, except per share data)	2004	2003	2002
Revenues
Gross premiums written	$16,097,732	$14,636,917	$12,818,971
Reinsurance premiums ceded	(4,569,386)	(4,421,909)	(4,750,673)
Net premiums written	11,528,346	10,215,008	8,068,298
Change in unearned premiums	(391,872)	(612,625)	(1,237,794)
Net premiums earned	11,136,474	9,602,383	6,830,504
Net investment income	1,000,809	862,341	802,141
Net realized gains (losses)	194,842	252,280	(489,089)
Total revenues	12,332,125	10,717,004	7,143,556
Expenses
Losses and loss expenses	7,714,134	6,117,402	4,906,510
Life and annuity benefits	172,113	181,077	158,118
Policy acquisition costs	1,558,227	1,356,938	960,688
Administrative expenses	1,287,599	1,161,071	943,333
Interest expense	182,984	177,425	193,494
Other (income) expense	2,296	27,262	20,552
Total expenses	10,917,353	9,021,175	7,182,695
Income (loss) before income tax	1,414,772	1,695,829	(39,139)
Income tax expense (benefit)	275,683	278,347	(115,688)
Net income	$1,139,089	$1,417,482	$76,549
Basic earnings per share	$3.90	$5.10	$0.19
Diluted earnings per share	$3.83	$5.01	$0.19

See accompanying notes to consolidated financial statements

CONSOLIDATED  STATEMENTS  OF  SHAREHOLDERS’  EQUITY

ACE Limited and Subsidiaries

For the years ended December 31, 2004, 2003 and 2002 (in thousands of U.S. dollars)	2004	2003	2002
Preferred Shares
Balance – beginning of year	$2,300	$–	$–
Shares issued	–	2,300	–
Balance – end of year	2,300	2,300	–
Ordinary Shares
Balance – beginning of year	11,662	10,945	10,828
Shares issued	67	563	37
Exercise of stock options	148	175	93
Issued under Employee Stock Purchase Plan (ESPP)	10	12	10
Cancellation of Shares	(34)	(33)	(23)
Balance – end of year	11,853	11,662	10,945
Additional paid-in capital
Balance – beginning of year	4,765,355	3,781,112	3,710,698
Ordinary Shares issued	70,183	48,095	37,503
Exercise of stock options	83,219	61,922	44,469
Ordinary Shares issued under ESPP	7,664	7,341	7,462
Cancellation of Ordinary Shares	(31,655)	(27,397)	(19,020)
Other	5,129	29,430	–
Preferred Shares issued, net	–	554,387	–
Conversion of Mezzanine equity, net	–	310,465	–
Balance – end of year	4,899,895	4,765,355	3,781,112
Unearned stock grant compensation
Balance – beginning of year	(44,912)	(42,576)	(37,994)
Stock grants awarded	(71,801)	(47,575)	(40,699)
Stock grants forfeited	17,558	4,710	7,370
Amortization	42,319	40,529	28,747
Balance – end of year	(56,836)	(44,912)	(42,576)
Retained earnings
Balance – beginning of year	3,380,619	2,199,313	2,321,576
Net income	1,139,089	1,417,482	76,549
Dividends declared on Ordinary Shares	(232,685)	(203,853)	(173,150)
Dividends declared on Preferred Shares	(44,849)	(22,550)	–
Dividends declared on Mezzanine equity	–	(9,773)	(25,662)
Balance – end of year	4,242,174	3,380,619	2,199,313
Deferred compensation obligation
Balance – beginning of year	16,687	18,631	16,497
(Decrease) increase to obligation	(4,858)	(1,944)	2,134
Balance – end of year	$11,829	$16,687	$18,631

See accompanying notes to consolidated financial statements

CONSOLIDATED  STATEMENTS  OF  SHAREHOLDERS’  EQUITY (continued)

ACE Limited and Subsidiaries

For the years ended December 31, 2004, 2003 and 2002 (in thousands of U.S. dollars)	2004	2003	2002
Accumulated other comprehensive income
Net unrealized appreciation (depreciation) on investments
Balance – beginning of year	$684,267	$476,411	$136,916
Net appreciation (depreciation) during year	(88,731)	223,313	456,281
Income tax benefit (expense)	39,389	(15,457)	(116,786)
Balance – end of year	634,925	684,267	476,411
Minimum pension liability
Balance – beginning of year	(35,684)	–	–
Change in year	(42,918)	(54,382)	–
Income tax benefit	14,440	18,698	–
Balance – end of year	(64,162)	(35,684)	–
Cumulative translation adjustments
Balance – beginning of year	71,189	(36,519)	(35,317)
Adjustment for year	126,720	144,160	(348)
Income tax expense	(32,246)	(36,452)	(854)
Balance – end of year	165,663	71,189	(36,519)
Accumulated other comprehensive income	736,426	719,772	439,892
Ordinary Shares issued to employee trust
Balance – beginning of year	(16,687)	(18,631)	(16,497)
Decrease (increase) in Ordinary Shares	4,858	1,944	(2,134)
Balance – end of year	(11,829)	(16,687)	(18,631)
Total shareholders’ equity	$9,835,812	$8,834,796	$6,388,686

See accompanying notes to consolidated financial statements

CONSOLIDATED  STATEMENTS  OF  COMPREHENSIVE  INCOME

ACE Limited and Subsidiaries

For the years ended December 31, 2004, 2003 and 2002 (in thousands of U.S. dollars)	2004	2003	2002
Net income	$1,139,089	$1,417,482	$76,549
Other comprehensive income
Net unrealized appreciation (depreciation) on investments
Unrealized appreciation on investments	183,731	304,267	357,963
Reclassification adjustment for net realized (gains) losses included in net income	(272,462)	(80,954)	98,318
	(88,731)	223,313	456,281
Cumulative translation adjustments	126,720	144,160	(348)
Minimum pension liability	(42,918)	(54,382)	–
Other comprehensive income (loss), before income tax	(4,929)	313,091	455,933
Income tax benefit (expense) related to other comprehensive income items	21,583	(33,211)	(117,640)
Other comprehensive income	16,654	279,880	338,293
Comprehensive income	$1,155,743	$1,697,362	$414,842

See accompanying notes to consolidated financial statements

CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS

ACE Limited and Subsidiaries

For the years ended December 31, 2004, 2003 and 2002 (in thousands of U.S. dollars)	2004	2003	2002
Cash flows from operating activities
Net income	$1,139,089	$1,417,482	$76,549
Adjustments to reconcile net income to net cash flows from operating activities:
Net realized (gains) losses	(194,842)	(252,280)	489,089
Amortization of premium/discounts on fixed maturities	107,156	91,580	40,230
Deferred income taxes	(20,503)	206,050	(145,120)
Unpaid losses and loss expenses	3,853,748	2,612,371	3,527,010
Unearned premiums	520,309	316,064	1,700,493
Future policy benefits for life and annuity contracts	17,168	49,573	59,534
Insurance and reinsurance balances payable	383,982	(146,842)	582,254
Accounts payable, accrued expenses and other liabilities	310,734	(201,625)	11,841
Insurance and reinsurance balances receivable	(396,041)	(29,829)	(242,249)
Reinsurance recoverable	(525,677)	(89,263)	(2,593,007)
Deferred policy acquisition costs	(105,019)	(133,301)	(142,888)
Prepaid reinsurance premiums	(75,517)	351,107	(498,472)
Funds withheld, net	(139,633)	45,308	(88,868)
Value of reinsurance business assumed	61,818	191,330	(273,965)
Other	16,566	(243,668)	(95,234)
Net cash flows from operating activities	4,953,338	4,184,057	2,407,197
Cash flows used for investing activities
Purchases of fixed maturities	(25,329,617)	(20,495,301)	(17,949,823)
Purchases of equity securities	(1,081,212)	(164,374)	(218,852)
Sales of fixed maturities	20,289,359	15,622,186	15,948,421
Sales of equity securities	527,410	189,819	163,024
Maturities of fixed maturities	–	127,532	284,899
Net proceeds from (payments made on) the settlement of investment derivatives	32,408	34,164	(105,429)
Sale of subsidiary (net of cash sold of $82 million)	958,564	–	–
Other	(198,763)	(35,503)	(118,223)
Settlement of an acquisition-related lawsuit	–	–	54,380
Net cash flows used for investing activities	(4,801,851)	(4,721,477)	(1,941,603)
Cash flows from financing activities
Dividends paid on Ordinary Shares	(226,128)	(198,395)	(167,470)
Dividends paid on Preferred Shares	(44,849)	(22,550)	–
Repayment of short-term debt	(399,432)	(213)	(349,468)
Proceeds from exercise of options for Ordinary Shares	83,367	62,097	44,562
Proceeds from Ordinary Shares issued under ESPP	7,674	7,353	7,472
Net proceeds from issuance of long-term debt	499,565	–	399,155
Repayment of trust preferred securities	(75,000)	–	(400,000)
Dividends paid on Mezzanine equity	–	(9,773)	(25,662)
Net proceeds from issuance of Preferred Shares	–	556,687	–
Net cash flows (used for) from financing activities	(154,803)	395,206	(491,411)
Effect of foreign currency rate changes on cash and cash equivalents	(24,339)	40,509	17,791
Net decrease in cash	(27,655)	(101,705)	(8,026)
Cash – beginning of year	561,650	663,355	671,381
Cash – end of year	$533,995	$561,650	$663,355
Supplemental cash flow information
Taxes paid	$166,848	$42,030	$2,123
Interest paid	$183,634	$175,943	$196,032

See accompanying notes to consolidated financial statements

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

ACE Limited and Subsidiaries

1. General

ACE Limited (ACE or the Company) is a holding company incorporated with limited liability under the Cayman Islands Companies Law and maintains its business office in Bermuda. The Company, through its various subsidiaries, provides a broad range of insurance and reinsurance products to insureds worldwide. ACE operates through four business segments: Insurance – North American, Insurance – Overseas General, Global Reinsurance and Financial Services. These segments are described in Note 19.

2. Significant accounting policies

a) Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain items in the prior year financial statements have been reclassified to conform to the current year presentation.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company’s principal estimates include:

• unpaid losses and loss expense reserves, including asbestos reserves;

• reinsurance recoverable, including the bad debt provision;

• impairments to the carrying value of the investment portfolio;

• the valuation of deferred tax assets;

• the fair value of certain derivatives;

• the valuation of goodwill; and

• assessment of risk transfer for certain structured insurance and reinsurance contracts.

While the amounts included in the consolidated financial statements reflect the Company’s best estimates and assumptions, these amounts could ultimately be materially different from the amounts currently provided for in the consolidated financial statements.

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

For property and casualty insurance and reinsurance products, premiums written are primarily earned on a pro-rata basis over the terms of the policies to which they relate. Accordingly, unearned premiums represent the portion of premiums written which is applicable to the unexpired portion of the policies in force. For retrospectively-rated policies, written premiums are adjusted to reflect expected ultimate premiums consistent with changes to reported losses, or other measures of exposure as stated in the policy, and earned over the coverage period of the policy.

Reinsurance premiums from traditional life and annuity policies with life contingencies are generally recognized as revenue when due from policyholders. Traditional life policies include those contracts with fixed and guaranteed premiums and benefits. Benefits and expenses are matched with such income to result in the recognition of profit over the life of the contracts.

Financial guaranty premiums are received either upfront or in installments. Upfront premiums are earned in proportion to the expiration of the amount at risk. Installment premiums are earned over each installment period, generally one year or less. For insured bonds for which the par value outstanding is declining during the insurance period, upfront premium earnings are greater in the earlier periods thus matching revenue recognition with the underlying risk. The premiums are allocated in accordance with the principal amortization schedule of the related bond issue and are earned ratably over the amortization period. When an insured issue is retired early, it is called by the issuer or is in substance paid in advance through a refunding accomplished by placing U.S.Government securities in escrow, the remaining unearned premium reserve is earned at that time. Unearned premium reserve represents the portion of premiums written that is applicable to the unexpired amount at risk of insured bonds.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

The Company underwrites retroactive loss portfolio transfer (LPT) contracts. These contracts are evaluated to determine whether they meet the established criteria for reinsurance accounting, and if so, are recorded in the statement of operations when written and generally result in large one-time written and earned premiums with comparable incurred losses. The contracts can cause significant variances in gross premiums written, net premiums written, net premiums earned, and net incurred losses in the years in which they are written. Contracts not meeting the established criteria for reinsurance accounting are recorded using the deposit method.

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

c) Policy acquisition costs

Policy acquisition costs consist of commissions, premium taxes, underwriting and other costs that vary with, and are primarily related to, the production of premium. Acquisition costs are deferred and amortized over the period in which the related premiums are earned. Deferred policy acquisition costs are reviewed to determine if they are recoverable from future income, including investment income. If such costs are estimated to be unrecoverable, they are expensed.

d) Reinsurance

In the ordinary course of business, the Company’s insurance subsidiaries assume and cede reinsurance with other insurance companies. These agreements provide greater diversification of business and minimize the net loss potential arising from large risks. Ceded reinsurance contracts do not relieve the Company of its obligation to its insureds.

For both ceded and assumed reinsurance, risk transfer requirements, as per the Financial Accounting Standard Board’s (FASB) Statement of Financial Accounting Standards (FAS) No. 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts” (FAS 113), must be met in order to obtain reinsurance accounting, principally resulting in the recognition of cash flows under the contract as premium and losses. If risk transfer requirements are not met, a contract is accounted for as a deposit, typically resulting in the recognition of cash flows under the contract through a deposit asset or liability and not as revenue or expense. To meet risk transfer requirements, a reinsurance contract must include insurance risk, consisting of both underwriting and timing risk, and a reasonable possibility of a significant loss for the assuming entity. Reinsurance and insurance contracts that include both significant risk sharing provisions, such as adjustments to premiums or loss coverage based on loss experience, and relatively low policy limits as evidenced by a high proportion of maximum premium assessments to loss limits can require considerable judgment to determine whether or not risk transfer requirements are met. For such contracts, often referred to as finite or structured products, the Company requires that risk transfer be specifically assessed for each contract. To assess risk transfer for these contracts, the Company generally develops expected cash flow analyses at contract inception. With respect to ceded reinsurance, during 2002 through 2004, the Company has not entered into contracts that have been accounted for as a deposit. With respect to assumed reinsurance, refer to Note 2(j) for the policy on deposit liabilities.

Reinsurance recoverable includes the balances due from reinsurance companies for paid and unpaid losses and loss expenses that will be recovered from reinsurers, based on contracts in force, and are presented net of a reserve for uncollectible reinsurance that has been determined based upon a review of the financial condition of the reinsurers and other factors. The method for determining the reinsurance recoverable on unpaid losses and loss expenses involves actuarial estimates of unpaid losses and loss expenses as well as a determination of the Company’s ability to cede unpaid losses and loss expenses under its existing reinsurance contracts. The reserve for uncollectible reinsurance is based on an estimate of the amount of the reinsurance recoverable balance that the Company will ultimately be unable to recover due to reinsurer insolvency, a contractual dispute or some other reason. The valuation of this reserve includes several judgments including certain aspects of the allocation of reinsurance recoverable on incurred but not reported claims by reinsurer and a default analysis to estimate uncollectible reinsurance. The primary components of the default analysis are reinsurance recoverable balances by reinsurer, net of collateral, and default factors used to determine the portion of a reinsurer’s balance deemed uncollectible. The definition of collateral for this purpose requires some judgment and is generally limited to assets held in trust, letters of credit, and liabilities held by the Company with the same legal entity for which it believes there is a right of offset. Default factors require considerable judgment and are determined using the current rating, or rating equivalent, of each reinsurer as well as other key considerations and assumptions. The more significant considerations include, but are not necessarily limited to, the following:

• historical industry default statistics for the reinsurer’s current ratings class, the actual collection experience of the reinsurer, collateral triggers or other contractual provisions that may mitigate default exposure, and the dates the balances

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

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

• for balances recoverable from reinsurers that are both unrated by a major rating agency and for which management is unable to determine a credible rating equivalent based on a parent, affiliate, peer company, or internal analysis, additional judgment is required to determine a reasonable default factor. Such default factors are based on either an assessment of the creditworthiness of the particular entity, industry benchmarks, or other factors as considered appropriate; and

• for insolvent insurers, management develops default factors based on an evaluation of each of the insolvent entities.

The methods used to determine the reinsurance recoverable balance, and related bad debt provision, are continually reviewed and updated and any resulting adjustments are reflected in earnings in the period identified.

Prepaid reinsurance premiums represent the portion of premiums ceded to reinsurers applicable to the unexpired terms of the reinsurance contracts in force.

e) Investments

The Company’s investments are considered to be “available for sale” under the definition included in FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. The Company’s investment portfolio is reported at fair value, being the quoted market price of these securities provided by either independent pricing services, or when such prices are not available, by reference to broker or underwriter bid indications. Short-term investments comprise securities due to mature within one year of date of issue. Short-term investments include certain cash and cash equivalents, which are part of investment portfolios under the management of external investment managers.

Investments in partially-owned insurance companies include direct investments that meet the requirements for equity accounting. The Company accrues its share of the net income or loss of the partially-owned insurance companies in other (income) expense.

Other investments principally comprise direct investments, investments in investment funds and investments in limited partnerships. Other investments for which the Company cannot exercise significant influences are carried at fair value with changes in fair value recognized through accumulated other comprehensive income. For such investments, investment income and realized gains are recognized as related distributions are received. Investments in investment funds are carried at the net asset value as advised by the fund. Limited partnerships are reported in net investment income and realized gains (losses).

Realized gains or losses on sales of investments are determined on a first-in, first-out basis. Unrealized appreciation (depreciation) on investments is included as a separate component of accumulated other comprehensive income in shareholders’ equity. The Company regularly reviews its investments for possible impairment based on: i) certain indicators of an impairment, including the amount of time a security has been in an loss position, the magnitude of the loss position, and whether the security is rated below an investment grade level; ii) the period in which cost is expected to be recovered, if at all, based on various criteria including economic conditions, credit loss experience and other issuer-specific developments; and iii) the Company’s ability and intent to hold the security to the expected recovery period. If there is a decline in a security’s net realizable value, a determination is made as to whether that decline is temporary or “other than temporary”. If it is believed that a decline in the value of a particular investment is temporary, the decline is recorded as an unrealized loss in shareholders’ equity. If it is believed that the decline is “other than temporary,” the Company writes down the carrying value of the investment and records a realized loss in the consolidated statements of operations.

The Company utilizes financial futures, options, interest rate swaps, spread lock swaps and foreign currency forward contracts for the purpose of managing certain investment portfolio exposures (see Note 8 for additional discussion of the objectives and strategies employed). These instruments are derivatives and therefore reported at fair value, generally using publicly quoted market prices, and recognized as assets or liabilities in the accompanying consolidated balance sheets with changes in market value included in net realized gains (losses) in the consolidated statements of operations. Collateral held by brokers equal to a percentage of the total value of open futures contracts is included in short-term investments.

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

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

The Company engages in a securities lending program whereby certain securities from its portfolio are loaned to other institutions for short periods of time. The market value of the loaned securities is monitored on a daily basis, with additional collateral obtained or refunded as the market value of the loaned securities changes. The Company’s policy is to require fixed maturities and initial cash collateral equal to 102 percent of the fair value of the loaned securities. The Company maintains full ownership rights to the securities loaned, and continues to earn interest on them. In addition, the Company shares a portion of the interest earned on the collateral with the lending agent. The Company has an indemnification agreement with the lending agents in the event a borrower becomes insolvent or fails to return securities. The fair value of the securities on loan is reported as a separate line in total investments. The securities lending collateral is included in short-term investments with a corresponding liability related to the Company’s obligation to return the collateral plus interest.

Similar to securities lending arrangements, securities sold under agreements to repurchase are accounted for as collateralized investments and borrowings and are recorded at the contractual repurchase amounts plus accrued interest. Assets to be repurchased are the same, or substantially the same, as the assets transferred and the transferor, through right of substitution, maintains the right and ability to redeem the collateral on short notice. In contrast to securities lending programs, the Company’s use of cash received is not restricted and consequently, the Company continues to report the underlying securities in their appropriate balance sheet category and liabilities as short-term debt.

f) Cash

Cash includes cash on hand and deposits with a maturity of three months or less at time of purchase. Cash held by external money managers is included in short-term investments.

g) Goodwill

Goodwill in each reporting unit is tested for impairment annually. For purposes of impairment testing, goodwill recognized in the Company’s consolidated balance sheet is assigned to the applicable reporting unit of the acquired entities giving rise to the goodwill. Goodwill recorded in connection with equity investments in insurance companies is recorded in “investments in partially-owned insurance companies” and measured for impairment in accordance with Accounting Principles Board Opinion No. 18 (APB 18).

h) Value of reinsurance business assumed

The value of reinsurance business assumed is an asset representing the estimated ultimate value of the liabilities assumed under retroactive reinsurance contracts, including LPTs, in excess of the consideration received under the contract. The value of reinsurance business assumed is amortized to loss and loss expenses based on the payment pattern of the losses assumed. The unamortized value is reviewed regularly to determine if it is recoverable based upon the terms of the contract, estimated losses and loss expenses and anticipated investment income. If such amounts are estimated to be unrecoverable, they are expensed in the period identified.

i) Unpaid losses and loss expenses

Property and Casualty

A liability is established for the estimated unpaid losses and loss expenses of the Company under the terms of, and with respect to, its policies and agreements. These amounts include provision for both reported claims (case reserves) and incurred but not reported (IBNR) claims. The methods of determining such estimates and establishing the resulting reserve are reviewed continuously and any adjustments are reflected in operations in the period in which they become known. Future developments may result in losses and loss expenses materially greater or less than the reserve provided. Except for net loss and loss expense reserves of $157 million representing structured settlements for which the timing and amount of future claim payments are reliably determinable, the Company does not discount its property and casualty loss reserves.

Included in unpaid losses and loss expenses are liabilities for asbestos, environmental and latent injury damage claims and expenses (A&E). These unpaid losses and loss adjustment expenses are principally related to claims arising from remediation costs associated with hazardous waste sites and bodily-injury claims related to asbestos products and environmental hazards. The estimation of these liabilities is particularly sensitive to the recent legal environment, including specific settlements that may be used as precedents to settle future claims. However, ACE does not anticipate legal relief in setting its reserve levels.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

Financial Guaranty

On April 28, 2004, the Company sold 65.3 percent of its ownership interest in its financial guaranty and mortgage guaranty reinsurance businesses. Subsequent to the sale date, the Company no longer consolidates these operations (see Note 3). For the financial guaranty reinsurance and mortgage guaranty reinsurance businesses, unpaid losses and loss expenses principally consist of case reserves and portfolio reserves. Incurred but not reported reserves are generally limited to mortgage guaranty reinsurance assumed through quota share treaties. Case reserves are established when specific insured obligations are in or near default. Case reserves represent the present value of the expected future loss payments and loss expenses, net of estimated recoveries under salvage and subrogation rights, but before considering ceded reinsurance. Financial guaranty insurance and reinsurance case reserves are discounted at six percent, which is the approximate taxable equivalent yield on the related investment portfolio, resulting in a discount of $19.8 million at December 31, 2003. There are no direct financial guaranty insurance and reinsurance case reserves at December 31, 2004 as the investment is not consolidated and is accounted for under the equity method.

Portfolio reserves are established with respect to the portion of the Company’s business for which case reserves have not been established. Portfolio reserves are established in an amount equal to the portion of actuarially estimated ultimate losses related to premiums earned to date as a percentage of total expected premiums for that in force business. Portfolio reserves are developed considering the net par outstanding of each insured obligation, taking account of the probability of future default, the expected timing of the default and the expected recovery following default. These factors vary by type of issue (for example municiple, structured finance corporate), current credit rating and remaining term of the underlying obligation and are principally based on historical data obtained from rating agencies. Actuarially estimated ultimate losses on mortgage guaranty reinsurance are principally determined based on the historical industry loss experience, net of recoveries. During an accounting period, portfolio reserves principally increase or decrease based on changes in aggregate net amount at risk and the probability of default resulting from changes in credit quality of insured obligations, if any. Portfolio reserves at December 31, 2003 were $74.6 million.

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

j) Deposit liabilities

Deposit liabilities include reinsurance deposit liabilities and contract holder deposit funds. Accretion of deposit liabilities are recorded in investment income.

The reinsurance deposit liabilities arise from contracts sold by the Company which are deemed to lack either significant underwriting and/or timing risk. At contract inception, the deposit liability is equal to net cash received by the Company. An accretion rate is established based on actuarial estimates whereby the deposit liability is increased to the estimated amount payable over the term of the contract. The deposit accretion rate is the rate of return required to fund expected future payment obligations. The Company periodically reassesses the estimated ultimate liability and related expected rate of return. Any resulting changes to the amount of the deposit liability is reflected as an adjustment to interest expense to reflect the cumulative effect of the period the contract has been in force, and by an adjustment to the future accretion rate of the liability over the remaining estimated contract term.

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

k) Translation of foreign currencies

Financial statements of the Company’s foreign divisions are valued in foreign currencies, referred to as the functional currency. Under FAS No. 52, “Foreign Currency Translation” (FAS 52), functional currency assets and liabilities are translated into U.S. dollars generally using period end rates of exchange and the related translation adjustments are recorded as a separate component of accumulated other comprehensive income. Functional statement of operations amounts expressed in functional currencies are translated using average exchange rates. Gains and losses resulting from foreign currency transactions are recorded in net realized gains (losses).

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

l) Income taxes

Income taxes have been provided in accordance with the provisions of FAS No. 109, “Accounting for Income Taxes”, on those operations which are subject to income taxes (see Note 16). Deferred tax assets and liabilities result from temporary differences between the amounts recorded in the consolidated financial statements and the tax basis of the Company’s assets and liabilities. Such temporary differences are primarily due to the tax basis discount on unpaid losses and loss expenses, foreign tax credits, deferred policy acquisition costs and net operating loss carry-forwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance against deferred tax assets is recorded if it is more likely than not that all, or some portion, of the benefits related to deferred tax assets will not be realized.

m) Earnings per share

Basic earnings per share is calculated using the weighted average shares outstanding. All potentially dilutive securities including unvested restricted stock, stock options, warrants and convertible securities are excluded from the basic earnings per share calculation. In calculating diluted earnings per share, the weighted average shares outstanding is increased to include all potentially dilutive securities. The incremental shares from assumed conversions are not included in computing diluted loss per share amounts as these shares are considered anti-dilutive. Basic and diluted earnings per share are calculated by dividing net income available to ordinary shareholders by the applicable weighted average number of shares outstanding during the year.

n) Cash flow information

Purchases and sales or maturities of short-term investments are recorded net for purposes of the statements of cash flows and are included with fixed maturities.

o) Derivatives

The Company recognizes all derivatives as either assets or liabilities in the consolidated balance sheets and measures those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value, cash flow or foreign currency hedge. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. The Company had no derivatives that were designated as hedges during 2004, 2003 and 2002.

The Company has recorded in net realized gains (losses), a pre-tax loss of $14 million, a pre-tax gain of $163 million, and a pre-tax loss of $77 million at December 31, 2004, 2003 and 2002, respectively, to reflect the change in the fair value of derivatives during the year. The level of gains and losses resulting from changes in the fair value of derivatives on a prospective basis is dependent upon a number of factors including changes in interest rates, credit spreads, equity prices, and other market factors. The Company’s involvement with derivative instruments and transactions is primarily to offer protection to others or to mitigate its own risk and is not considered speculative in nature.

The Company maintains investments in derivative instruments such as futures, options, interest rate swaps, spread lock swaps and foreign currency forward contracts for which the primary purposes are to manage duration and foreign currency exposure, yield enhancement or to obtain an exposure to a particular financial market. The Company records the changes in market value of these instruments as realized gains (losses) in the consolidated statements of operations.

For certain products, the Company sells protection to customers as either the writer of a derivative financial instrument or an insurance or reinsurance contract that meets the definition of a derivative under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133). These products consist primarily of guaranteed minimum income benefit (GMIB) reinsurance and credit derivatives (after April 28, 2004, principally through the Company’s 34.7 percent ownership of Assured Guaranty). For a further discussion of GMIB reinsurance, see Note 7(c). Where available, the Company uses quoted market prices to determine the fair value of these insured credit derivatives. If the quoted prices are not available, and for senior layer CDO’s and equity layer credit protection, the fair value is estimated using valuation models for each type of credit protection. These models may be developed by third parties, such as rating agencies, or may be developed internally based on market conventions for similar transactions, depending on the circumstances. These models and the related assumptions are continuously reevaluated by management and enhanced, as appropriate, based upon improvements in modeling techniques and availability of more timely market information. The fair value of credit derivatives reflects the estimated cost to the Company to purchase protection on its outstanding exposures and is not an estimate of expected losses incurred. Due to the inherent uncertainties of the assumptions used in the valuation models to determine the fair value of these derivative products, actual experience may differ from the estimates reflected in the

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

consolidated financial statements, and the differences may be material. In addition to credit derivatives, the Company has entered into a few other, relatively illiquid, index-based derivative instruments that are reported at fair value. These instruments are principally linked to equity and real estate market indices. The determination of fair value for these derivatives requires considerable judgment as there is limited ability to trade the contracts since they are uniquely structured and the exposure period covers up to 30 years. In early 2004, these contracts were terminated at a gain in conjunction with the sale of Assured Guaranty.

The Company records fees received from the issuance of these derivative products in gross premiums written and establishes unearned premium reserves and loss reserves for its derivative business. These loss reserves represent the Company’s best estimate of the probable losses expected under these contracts. Unrealized gains and losses on derivative financial instruments are computed as the difference between fair value and the total of the unearned premium reserve, losses and loss expense reserves, premiums receivable, prepaid reinsurance premiums and reinsurance recoverable or ceded losses. Cumulative unrealized gains and losses are reflected as assets and liabilities, respectively, in the consolidated balance sheets. Changes in unrealized gains and losses on derivative financial instruments are reflected in net realized gains (losses) in the consolidated statements of operations. Unrealized gains and losses resulting from changes in the fair value of derivatives occur because of changes in interest rates, credit spreads recovery rates, the credit ratings of the referenced entities and other market factors. In the event that the Company terminates a derivative contract prior to maturity as a result of a decision to exit a line of business or for risk management purposes, the unrealized gain or loss will be realized through premiums earned and losses incurred.

In connection with the sale of the Company’s financial and mortgage guaranty reinsurance and insurance businesses through an initial public offering, the Company began a strategy to exit credit default swaps that provided equity or first loss credit protection for a synthetic portfolio of debt obligations. Beginning in the first quarter of 2004, the Company began to implement this strategy with the intent of culminating the strategy at the time of sale. During the second quarter of 2004, the Company sold 65.3 percent of its interest in its financial guaranty operations and terminated the majority of other equity layer credit default swaps entered into by other subsidiaries of the Company. Because the Company can no longer support a position that its participation in equity layer credit default swaps is comparable to its other “risk-assuming” businesses and not for trading or other speculative purposes, the Company discontinued its application of the split presentation for both its remaining and new equity layer credit default swaps beginning in the second quarter of 2004. Accordingly, the following table summarizes the activities for 2003 and 2002 related to the credit derivatives and the index-based derivative instruments which have been discontinued.

(in thousands of U.S. dollars)	2003	2002
Balance sheets as of December 31,
Assets
Insurance balances receivable	$92,836	$193,896
Prepaid reinsurance premiums	2,399	2,952
Reinsurance recoverable	16,937	10,000
Unrealized gain on derivative financial instruments	27,179	–
Liabilities
Unearned premiums	204,725	335,173
Unpaid losses and loss expenses	148,629	141,140
Unrealized losses on derivative financial instruments	–	136,095
Net liability – fair value of derivative financial instruments	$214,003	$405,560
Statements of operations for the years ended December 31,
Net premiums written	$42,130	$421,070
Net premiums earned	172,025	150,293
Losses and loss expenses	82,319	125,515
Net realized gains (losses) on derivative financial instruments	163,274	(77,279)
Total impact of derivative financial instruments	$252,980	$(52,501)

p) Stock-based compensation

The Company accounts for stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). No compensation expense for options is reflected in net income,

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.

The following table outlines the Company’s net income available to holders of Ordinary Shares and diluted earnings per share for the years ended December 31, 2004, 2003 and 2002, had the compensation cost been determined in accordance with the fair value method recommended in FAS No. 123, “Accounting for Stock-Based Compensation” (FAS 123).

(in thousands of U.S. dollars, except per share data)	2004	2003	2002
Net income available to holders of Ordinary Shares:
As reported	$1,094,117	$1,381,473	$50,887
Add: Stock-based compensation expense included in reported net income, net of income tax	42,436	31,533	22,572
Deduct: Compensation expense, net of income tax	75,075	64,060	56,174
Pro Forma	$1,061,478	$1,348,946	$17,285
Basic earnings per share:
As reported	$3.90	$5.10	$0.19
Pro Forma	$3.79	$4.98	$0.06
Diluted earnings per share:
As reported	$3.83	$5.01	$0.19
Pro Forma	$3.73	$4.90	$0.06

The fair value of the options issued is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants in 2004, 2003 and 2002:

	2004	2003	2002
Dividend yield	1.75%	2.44%	1.43%
Expected volatility	26.6%	32.4%	35.2%
Risk free interest rate	2.78%	2.43%	4.01%
Annual forfeiture rate	5%	5%	7%
Expected life	4.09 years	4.25 years	4 years

q) New accounting pronouncements

To be adopted in 2005

In December 2004, the FASB issued its final consensus on FAS 123R Share-Based Payment – a revision of FAS 123 and supersedes APB 25, Accounting for Stock Issued to Employee. This statement requires all companies to measure compensation cost for all share-based payment awards (including employee stock options) at grant-date fair value, and is effective for public companies for interim or annual periods beginning after June 15, 2005. Retroactive application of the requirements of FAS 123 (not FAS 123R) to the beginning of the fiscal year, or January 1, 2005 for a calendar year company, would be permitted, but not required. In accordance with APB 25, the Company has not recognized compensation expense for employee stock options in net income because the exercise price equaled the market value of the underlying common stock on the grant date. In addition, the Company has not recognized expenses related to its employee stock purchase plan. Upon adopting FAS 123R the Company will be required to expense employee stock options and its employee stock purchase plan. Consequently, adoption of this standard effective July 1, 2005 will have a material affect on the Company’s income. In adopting FAS 123R, the Company will apply the modified-prospective transition method. Under this method, the Company will recognize compensation costs for all share-based payments granted, modified, or settled after July 1, 2005, as well as for any awards that were granted prior to July 1, 2005 for which the requisite service has not been provided as of July 1, 2005 (i.e., unvested awards). As described in Note 2(p) above, the Company uses the Black-Scholes option-pricing model to disclose the effect of FAS 123; however, the Company is reevaluating whether or not to use an alternative model and/or assumptions upon adopting FAS 123R. Accordingly, the ultimate amount of compensation cost to be recognized is dependent on the model and related assumptions used to determine the fair value of the options awarded as well as the actual amount of employee stock options awarded in 2005. The Company cannot estimate the impact of adoption at this time.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

Adopted in 2004

Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (SOP 03-1) became effective on January 1, 2004 and provides guidance on accounting and reporting by insurance enterprises for certain nontraditional long-duration contracts and for separate accounts. Through the Global Reinsurance segment, the Company reinsures annuitization benefits, principally related to guaranteed minimum death benefits (GMDBs) and guaranteed minimum income benefits (GMIBs). The valuation of insurance liabilities related to the Company’s GMDB reinsurance product is subject to certain provisions of SOP 03-1 whereas the Company’s GMIB reinsurance product meets the definition of a derivative for accounting purposes and is therefore carried at fair value with changes in fair value recognized in income in the period of the change pursuant to FAS 133. Pursuant to SOP 03-1, liabilities for annuitization benefits, such as the minimum death benefit guarantee, are generally based on cumulative assessments or premiums to date multiplied by a benefit ratio that is determined by estimating the expected value of benefit payments and related adjustment expenses divided by the present value of cumulative assessment or expected fees during the annuitization period. In the event the Company was to anticipate an ultimate loss on the business over the in-force period of the underlying annuities, an additional liability would be established to recognize such losses. The Company adopted SOP 03-1 on January 1, 2004. In its capacity as reinsurer, the Company’s valuation of insurance liabilities related to its GMDB reinsurance program has been materially consistent with the requirements of SOP 03-1. Consequently, the adoption of SOP 03-1 did not have a material impact on the Company’s consolidated financial statements. See Note 7(b) for further details regarding the Company’s reinsurance programs involving minimum benefit guarantees under annuity contracts.

In December 2003, the FASB revised FAS No. 132R, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (FAS 132R), to require additional disclosures related to pensions and postretirement benefits. While retaining the existing disclosure requirements for pensions and postretirement benefits, additional disclosures are required related to pension plan assets, obligations, contributions and net benefit costs, beginning with fiscal years ending after December 15, 2003. For foreign plans, these additional disclosures are required beginning with fiscal years ending after June 15, 2004, or, for the Company, beginning in the fourth quarter of 2004. See Note 12 for disclosures for foreign plans pursuant to the adoption of FAS 132R.

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

Pursuant to the completion of the IPO on April 28, 2004, the Company received proceeds, net of related offering costs, of approximately $835 million and a return of capital of $200 million from Assured Guaranty. Also, in the fourth quarter of 2004, the Company accrued $5.4 million related to the 338(h)(10) tax election entered into with Assured Guaranty as part of the IPO transaction. This amount, net of tax, reduced the previously disclosed loss on sale and is recorded in realized gains (losses). Inclusive of the fourth quarter gain, the transaction resulted in a pre-tax loss of $1.3 million, that reduces net realized gains in the consolidated statement of operations, and an after-tax loss of $14.6 million, which consists of the following:

(in millions of U.S. dollars)
Loss on sale of financial and mortgage guaranty businesses	$(44.3)
Realization of accumulated other comprehensive income on companies sold	43.0
Pre-tax loss included in net realized gains (losses)	(1.3)
Income tax expense	13.3
After-tax loss	$(14.6)

A description of each component of the loss is as follows:

• The loss on the sale of the financial and mortgage guaranty businesses of $44.3 million represents the difference between the carrying value of the Company’s interest in Assured Guaranty sold and net proceeds of the IPO of $49.7 million and $5.4 million of income relating to the tax election accrued during the fourth quarter of 2004.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

• The realization of accumulated other comprehensive income on companies sold of $43.0 million principally relates to the unrealized appreciation of available-for-sale securities included in the carrying value of the interest in Assured Guaranty sold; such gains had no effect on shareholders’ equity.

• Income tax expense of $13.3 million principally relates to $11.4 million of federal income taxes incurred from the transfer of ACE’s U.S. financial and mortgage guaranty operations to Assured Guaranty and attributed to the Assured Guaranty shares sold by the Company. The income tax expense results from a higher basis in the assets of the transferred subsidiaries for financial reporting purposes compared to the corresponding tax basis. In connection with its sale and pursuant to a tax allocation agreement, Assured Guaranty will make a tax election that will have the effect of increasing the tax basis of tangible and intangible assets to fair value. Future tax benefits that Assured Guaranty derives from this election (338(h)(10)) will be payable to ACE and recognized by ACE when realized by Assured Guaranty. In the fourth quarter, the Company accrued $5.4 million related to this election and recorded tax expense of $1.9 million.

Subsequent to the completion of the IPO, the Company beneficially owns 26 million common shares, or 34.7 percent of Assured Guaranty’s outstanding common shares and, accordingly, no longer consolidates its interest in the Assured Guaranty companies. The retained interest is accounted for under the equity method of accounting with the Company’s carrying value of its investment reflected in “Investments in partially-owned insurance companies” within the consolidated balance sheet and the proportionate share of earnings reflected in “Other (income) expense” within the consolidated statement of operations. At December 31, 2004, the Company’s carrying value of its investment in Assured Guaranty was $530 million.

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

The assets and liabilities of Assured Guaranty aggregated to $2.8 billion and $1.4 billion at December 31, 2003. Total revenues of Assured Guaranty included in the accompanying financial statements were $114.9 million, $511.1 million and $298.3 million for the years ended December 31, 2004, 2003 and 2002, respectively. Prior to the sale, net income of the Assured Guaranty companies included in the accompanying financial statements was $30.5 million, $214.5 million and $72.6 million for the years ended December 31, 2004, 2003 and 2002, respectively. Subsequent to the sale, the Company has recognized $46.2 million of other income related to its 34.7 percent interest in Assured Guaranty.

4. Investments

a) Fixed maturities

The fair values and amortized costs of fixed maturities at December 31, 2004 and 2003 are as follows:

	2004		2003
(in thousands of U.S. dollars)	Fair Value	Amortized Cost	Fair Value	Amortized Cost
U.S. Treasury and agency	$2,379,744	$2,364,965	$2,707,850	$2,638,594
Foreign	5,376,028	5,249,458	3,870,372	3,786,071
Corporate securities	8,407,193	8,161,353	6,727,985	6,379,527
Mortgage-backed securities	5,010,061	4,985,652	3,894,026	3,854,526
States, municipalities and political subdivisions	565,747	534,106	1,445,034	1,347,687
	$21,738,773	$21,295,534	$18,645,267	$18,006,405

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

The gross unrealized appreciation (depreciation) related to fixed maturities at December 31, 2004 and 2003 is as follows:

	2004		2003
(in thousands of U.S. dollars)	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Gross Unrealized Appreciation	Gross Unrealized Depreciation
U.S. Treasury and agency	$24,363	$(9,584)	$75,158	$(5,902)
Foreign	132,934	(6,364)	91,425	(7,125)
Corporate securities	273,762	(27,922)	363,039	(14,581)
Mortgage-backed securities	41,877	(17,468)	54,810	(15,309)
States, municipalities and political subdivisions	32,079	(438)	103,426	(6,079)
	$505,015	$(61,776)	$687,858	$(48,996)

Mortgage-backed securities issued by U.S. government agencies are combined with all other mortgage derivatives held (see note 8. a) (iii)) and are included in the category, “mortgage-backed securities”. Approximately 66 percent of the total mortgage holdings at December 31, 2004, and 75 percent at December 31, 2003, are represented by investments in U.S. government agency bonds. The remainder of the mortgage exposure consists of collateralized mortgage obligations and non-government mortgage-backed securities, the majority of which provide a planned structure for principal and interest payments and carry a rating of AAA by the major credit rating agencies. Fixed maturities at December 31, 2004, by contractual maturity, are shown below. Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties. The Company also invests in interest rate swaps to manage the duration of the fixed maturity portfolio. The average duration, including the effect of the interest rate swaps, was 3.4 years at December 31, 2004 and at December 31, 2003.

(in thousands of U.S. dollars)	Fair Value	Amortized Cost
Maturity period
Less than 1 year	$1,103,441	$1,094,304
1 – 5 years	8,012,267	7,901,406
5 – 10 years	5,925,751	5,694,733
Greater than 10 years	1,687,253	1,619,439
	16,728,712	16,309,882
Mortgage-backed securities	5,010,061	4,985,652
Total fixed maturities	$21,738,773	$21,295,534

b) Equity securities

The gross unrealized appreciation (depreciation) on equity securities at December 31, 2004 and 2003 is as follows:

(in thousands of U.S. dollars)	2004	2003
Equity securities – cost	$1,038,872	$401,237
Gross unrealized appreciation	197,413	145,270
Gross unrealized depreciation	(7,001)	(2,696)
Equity securities – fair value	$1,229,284	$543,811

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

c) Securities on loan

The fair values and amortized cost/cost of securities on loan and the gross unrealized appreciation (depreciation) related to these securities at December 31, 2004 and 2003 are detailed below.

	2004		2003
(in thousands of U.S. dollars)	Fair Value	Amortized Cost/Cost	Fair Value	Amortized Cost/Cost
Fixed maturities	$1,001,939	$975,271	$666,363	$640,246
Equity securities	36,304	21,799	18,266	9,914
Total	$1,038,243	$997,070	$684,629	$650,160
	2004		2003
(in thousands of U.S. dollars)	Gross Unrealized Appreciation	Gross Unrealized Appreciation	Gross Unrealized Appreciation	Gross Unrealized Depreciation
Fixed maturities	$27,960	$(1,292)	$26,437	$(320)
Equity securities	15,097	(592)	8,352	—
Total	$43,057	$(1,884)	$34,789	$(320)

d) Investments in partially-owned insurance companies

Investments in partially-owned insurance companies at December 31, 2004 and 2003 is comprised of the following:

Company	2004 Fair Value	2003 Fair Value	Ownership Percentage
Sovereign Risk Insurance Limited	$1,291	$2,495	50.0%
Freisenbruch Meyer	6,358	5,586	40.0%
Intrepid Re Holdings Limited	78,690	93,537	38.5%
Assured Guaranty	530,318	—	34.7%
Huatai Insurance Company	147,497	146,338	22.1%
Rain and Hail Insurance Services, Inc.	32,202	28,921	20.6%
	$796,356	$276,877

The Company’s 26 million common shares in Assured Guaranty are not registered or publicly traded. Using a quoted market price, the Company’s investment in Assured Guaranty was $511 million at December 31, 2004.

e) Other investments

Other investments for which the Company cannot exercise significant influences are carried at fair value. Partially-owned investment companies for which the Company has significant influence over are carried under the equity method of accounting. Other investments at December 31, 2004 and 2003 are as follows:

	2004		2003
(in thousands of U.S. dollars)	Fair Value	Cost	Fair Value	Cost
Other investments, at fair value	$438,674	$385,707	$328,290	$293,235
Partially-owned investment companies	65,559	63,870	39,918	39,918
Total	$504,233	$449,577	$368,208	$333,153

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

f) Gross unrealized loss

The following table summarizes, for all securities in an unrealized loss position at December 31, 2004 (including securities on loan), the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position.

	0 – 12 Months		Over 12 Months		Total
(in thousands of U.S. dollars)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. Treasury and agency	$1,542,274	$(9,870)	$–	$–	$1,542,274	$(9,870)
Foreign	848,719	(6,364)	–	–	848,719	(6,364)
Corporate securities	2,691,329	(28,928)	–	–	2,691,329	(28,928)
Mortgage-backed securities	2,453,496	(17,468)	–	–	2,453,496	(17,468)
States, municipalities and political subdivisions	44,455	(438)	–	–	44,455	(438)
Total fixed maturities	7,580,273	(63,068)	–	–	7,580,273	(63,068)
Equities	267,045	(7,593)	–	–	267,045	(7,593)
Other investments	–	–	–	–	–	–
Total	$7,847,318	$(70,661)	$–	$–	$7,847,318	$(70,661)

Each quarter, the Company reviews all of its securities in an unrealized loss position (impaired securities), including fixed maturity securities, securities on loan, equity securities and other investments, to determine whether the impairment is other-than temporary. Initially, the Company identifies those impaired securities to be specifically evaluated for a potential “other-than temporary impairment” (OTTI). In this process, the following is considered by type of security:

Fixed Maturities and Equity Securities, including Securities on Loan

A security that meets any of the following criteria is to be evaluated for a potential OTTI:

• securities that have been in a loss position for the previous eleven months;

• those securities that have been in a loss position for the previous nine months and market value is less than 80 percent of amortized cost, or cost for equity securities; or

• those securities that are rated below investment grade by at least one major rating agency.

The Company evaluates all other fixed maturity and equity securities for a potential OTTI when the unrealized loss at the balance sheet date exceeds a certain scope, based on both a percentage (i.e., market value is less than 80 percent of amortized cost, or cost for equity securities) and aggregate dollar decline, and/or certain indicators of an OTTI are present including:

• a significant economic event has occurred that is expected to adversely affect the industry in which the issuer participates;

• recent issuer-specific news that is likely to have an adverse affect on operating results and cash flows; or

• a missed or late interest or principal payment related to any debt issuance.

For those securities identified as having a potential OTTI based on the above criteria, the Company estimates a reasonable period of time in which market value is expected to recover to a level in excess of cost, if at all. For fixed maturity securities, factors considered include:

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

• the issuer’s financial condition and the Company’s assessment (using available market information) of its ability to make future scheduled principal and interest payments on a timely basis; and

• current financial strength or debt rating, analysis and guidance provided by rating agencies and analysts.

For equity securities, factors considered include:

• whether the decline appears to be related to general market or industry conditions or is issuer-specific; and

• the financial condition and near-term prospects of the issuer, including specific events that may influence the issuer’s operations.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

Securities will be assessed to have an OTTI if cost is not expected to be recovered or the Company does not have the ability and specific intent to hold the security until its expected recovery. The Company typically makes this latter assessment when such intent is considered inconsistent with management’s investment objectives, such as maximizing total return.

Other Investments

With respect to other investments that are not traded in a public market, such as venture capital investments funds, the portfolio managers, as well as the Company’s internal valuation committee, consider a variety of factors in determining whether or not the investment should be evaluated for OTTI. Indicators of impairment include:

• the fund has reported losses for two consecutive fiscal years;

• a significant economic event has occurred that is expected to adversely affect an industry for which the fund has significant exposure to; and

• recent issuer-specific news that is expected to adversely affect a significant holding in the fund.

For those investments identified as having a possible OTTI, we determine a reasonable period of time in which market value is expected to recover to a level in excess of cost, if at all. Factors considered include:

• recent trends in financial performance and future expectations of financial performance based on the underlying assets held in the portfolio and market conditions affecting those assets;

• an analysis of whether fundamental deterioration has occurred; and

• the fund’s most recent financing event.

These investments will be assessed to have an OTTI if cost is not expected to be recovered or it is concluded that the Company does not have the ability and specific intent to hold the security until its expected recovery.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

g) Net realized gains (losses) and change in net unrealized appreciation (depreciation) on investments

The analysis of net realized gains (losses) and the change in net unrealized appreciation (depreciation) on investments for the years ended December 31, 2004, 2003 and 2002 is as follows:

(in thousands of U.S. dollars)	2004	2003	2002
Fixed maturities
Gross realized gains	$205,681	$199,669	$179,911
Gross realized losses	(75,458)	(70,912)	(136,600)
Other than temporary impairments	(18,473)	(28,787)	(101,075)
	111,750	99,970	(57,764)
Equity securities
Gross realized gains	102,848	42,441	22,832
Gross realized losses	(10,390)	(20,593)	(27,340)
Other than temporary impairments	(8,785)	(63,302)	(152,728)
	83,673	(41,454)	(157,236)
Other investments	(8,489)	4,807	1,964
Write-down of other investments	(12,242)	(29,373)	(14,067)
Currency gains (losses)	1,698	20,892	3,324
Financial futures and option contracts, interest rate swaps and spread lock swaps	32,415	34,164	(188,031)
Fair value adjustment on derivatives	(13,963)	163,274	(77,279)
Net realized gains (losses)	194,842	252,280	(489,089)
Change in net unrealized appreciation (depreciation) on investments
Fixed maturities	(195,623)	9,863	423,278
Equity securities	47,838	173,809	17,227
Securities on loan	6,704	27,065	7,404
Short-term investments	(208)	–	–
Investments in partially-owned insurance companies	32,957	(420)	2,439
Other investments	19,601	12,996	5,933
Change in deferred income taxes	39,389	(15,457)	(116,786)
Change in net unrealized appreciation (depreciation) on investments	(49,342)	207,856	339,495
Total net realized gains (losses) and change in net unrealized appreciation (depreciation) on investments	$145,500	$460,136	$(149,594)

h) Net investment income

Net investment income for the years ended December 31, 2004, 2003 and 2002 was derived from the following sources:

(in thousands of U.S. dollars)	2004	2003	2002
Fixed maturities and short-term investments	$1,026,814	$891,842	$833,436
Equity securities	24,944	13,929	6,778
Other investments	4,479	7,453	5,308
Gross investment income	1,056,237	913,224	845,522
Investment expenses	(55,428)	(50,883)	(43,381)
Net investment income	$1,000,809	$862,341	$802,141

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

i) Restricted assets

The Company is required to maintain assets on deposit with various regulatory authorities to support its insurance and reinsurance operations. These requirements are generally promulgated in the statutory regulations of the individual jurisdictions. The assets on deposit are available to settle insurance and reinsurance liabilities. The Company also utilizes trust funds in certain large transactions where the trust funds are set up for the benefit of the ceding companies and generally take the place of Letter of Credit (LOC) requirements. The Company also has investments in segregated portfolios primarily to provide collateral or guarantees for LOCs and debt instruments described in Notes 8 and 9. At December 31, 2004, restricted assets of $5.0 billion are included in fixed maturities. The remaining balance is included in short-term investments, equity securities and cash. The components of the fair value of the restricted assets at December 31, 2004 and 2003 are as follows:

(in thousands of U.S. dollars)	2004	2003
Deposits with U.S. regulatory authorities	$856,819	$907,715
Deposits with non-U.S. regulatory authorities	1,865,862	1,303,060
Assets used for collateral or guarantees	894,612	1,141,334
Trust funds	1,778,334	1,706,444
	$5,395,627	$5,058,553

5. Goodwill

All goodwill recognized in the Company’s consolidated balance sheet at January 1, 2002 was assigned to one or more reporting units and each unit is tested for impairment annually. Based on a review performed during the first quarter of 2004, the Company recognized a goodwill impairment loss of $11.3 million primarily relating to the Company’s Lloyd’s life syndicate. On April 28, 2004, the Company completed the sale of Assured Guaranty which at the time of the sale was carrying goodwill on their financial statements of $85.4 million. In addition, as a result of a profitability review performed during the third quarter of 2004, it was determined that current expectations for future profitability of a wholly owned administration company were not sufficient to support a portion of the current carrying amount of goodwill. Accordingly, the Company recognized a goodwill impairment of $1.7 million in the third quarter of 2004. The goodwill in the Insurance – North American and Overseas General segments relates primarily to the acquisition of CIGNA Corporation’s domestic and international property and casualty insurance operations in 1999. The Global Re segment goodwill relates to the acquisition of Tempest Re in 1996 and CAT Limited in 1998. The following table details the movement in goodwill by segment during the year ended December 31, 2004.

(in thousands of U.S. dollars)	Insurance – North American	Insurance – Overseas General	Global Reinsurance	Financial Services	ACE Consolidated
Goodwill at beginning of year	$1,127,513	$1,121,636	$364,958	$96,723	$2,710,830
Goodwill impairment loss	(1,658)	–	–	(11,305)	(12,963)
Sale of subsidiary	–	–	–	(85,418)	(85,418)
Goodwill at end of year	$1,125,855	$1,121,636	$364,958	$–	$2,612,449

In 2002, the Company purchased approximately 22 percent of a Chinese insurance company, Huatai Insurance Company (Huatai). The Company accounts for its ownership interest in Huatai under the equity method of accounting. At December 31, 2004, the carrying value for this investment is approximately $147 million, which includes goodwill of approximately $97 million.

6. Unpaid losses and loss expenses

Property and casualty

The Company establishes reserves for the estimated unpaid ultimate liability for losses and loss expenses under the terms of its policies and agreements. These reserves include estimates for both claims that have been reported and for IBNR, and include estimates of expenses associated with processing and settling these claims. The process of establishing reserves for

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

property and casualty (P&C) claims can be complex and is subject to considerable variability as it requires the use of informed estimates and judgments. The Company’s estimates and judgments may be revised as additional experience and other data become available and are reviewed, as new or improved methodologies are developed, or as current laws change. The Company continually evaluates its estimates of reserves in light of developing information and in light of discussions and negotiations with its insureds. While the Company believes that its reserves for unpaid losses and loss expenses at December 31, 2004 are adequate, new information or trends may lead to future developments in ultimate losses and loss expenses significantly greater or less than the reserves provided. Any such revisions could result in future changes in estimates of losses or reinsurance recoverable, and would be reflected in the Company’s results of operations in the period in which the estimates are changed.

The reconciliation of unpaid losses and loss expenses for the years ended December 31, 2004, 2003 and 2002 is as follows:

(in thousands of U.S. dollars)	2004	2003	2002
Gross unpaid losses and loss expenses at beginning of year	$27,154,838	$24,315,182	$20,728,122
Reinsurance recoverable on unpaid losses	(13,191,609)	(12,997,164)	(10,628,608)
Net unpaid losses and loss expenses at beginning of year	13,963,229	11,318,018	10,099,514
Sale of Assured Guaranty	(374,479)	–	–
Unpaid losses and loss expenses assumed in respect of reinsurance business acquired	–	89,779	202,920
Total	13,588,750	11,407,797	10,302,434

Net losses and loss expenses incurred in respect of losses occurring in:
Current year	7,137,551	5,953,076	4,197,829
Prior year	576,583	164,326	708,681
Total	7,714,134	6,117,402	4,906,510
Net losses and loss expenses paid in respect of losses occurring in:
Current year	1,577,909	1,266,288	1,265,880
Prior year	2,832,775	2,639,554	2,685,401
Total	4,410,684	3,905,842	3,951,281
Foreign currency revaluation and other	283,606	343,872	60,355
Net unpaid losses and loss expenses at end of year	17,175,806	13,963,229	11,318,018
Reinsurance recoverable on unpaid losses	14,336,815	13,191,609	12,997,164
Gross unpaid losses and loss expenses at end of year	$31,512,621	$27,154,838	$24,315,182

Net losses and loss expenses incurred for the year ended December 31, 2004 were $7.7 billion, compared with $6.1 billion and $4.9 billion in 2003 and 2002, respectively. Net losses and loss expenses incurred for 2004, 2003 and 2002 include $576 million, $164 million and $709 million, respectively, of prior period development. In 2004, the Company increased its reserve for asbestos, environmental and other run-off claims by $465 million. The net additions comprised A&E reserve increases of $554 million including the provision for bad debts of $95 million and favorable prior period development of $89 million in other run-off reserves. In 2002, the prior period development included $516 million related to A&E.

Prior period development arises from changes to loss estimates recognized in the current year that relate to loss reserves first reported in previous calendar years and excludes the effect of losses from the development of earned premium from previous accident years. For purposes of analysis and disclosure, management views prior period development to be changes in the nominal value of loss estimates from period to period and excludes changes in loss estimates that do not arise from the emergence of claims, such as those related to uncollectible reinsurance, interest, or foreign currency. Accordingly, specific items excluded from prior period development include the following: gains/losses related to foreign currency translation that affect both the valuation of unpaid losses and loss expenses and losses incurred; losses recognized from the early termination or commutation of reinsurance agreements that principally relate to the time value of money; changes in the value of reinsurance business assumed reflected in losses incurred but principally related to the time value of money and losses that arise from changes in estimates of earned premiums from prior accident years.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

Except for foreign currency revaluation which is disclosed separately in the above table, these items are included in current year losses.

Insurance – North American incurred net adverse prior period development of $654 million in 2004. This includes the A&E and other run-off reserve strengthening, which resulted in a charge of $459 million, including a provision for bad debts. The remaining 2004 net adverse development was $195 million compared with 2003 net adverse development of $91 million. The net adverse development of $195 million in 2004 was the net result of several underlying favorable and adverse movements, the most significant of which were:

• Adverse development of $98 million (accident years 2002 and prior) on the ACE Bermuda high excess professional lines business book due to updated information received for a few known claims with U.S. exposures.

• Adverse development of $298 million in the domestic U.S. run-off operations following completion of reserve studies that reflected higher than anticipated actual loss experience. In particular;

• Workers’ compensation business (approximately $163 million across accident years 2001 and prior) on several blocks of business including middle market and excess policies, particularly related to a higher severity of claims relative to original expectations arising from various sources such as continued medical inflation and higher allocated claims expense costs. To respond to these trends, for certain workers’ compensation portfolios, a detailed claims audit was performed on a number of our larger blocks of worker compensation business and the latest actuarial studies segregated the claims data into finer components. The result of these efforts was a more detailed and refined analysis which included changes in loss development factors and tail factor selections, and led to the increases in our estimates of ultimate losses during 2004.

• General liability business (approximately $60 million across accident years 2002 and prior) on various books of business including primary and excess casualty. This development was principally the result of an increase in the frequency of claims reported relative to initial expectations.

• Open market facility writing specialty business ($28 million across accident years 1998-2002).

• Aviation business ($27 million in accident years 2003 and prior) primarily related to adverse case reserve development.

• Miscellaneous professional liability business ($20 million in accident years 2000 and prior).

• Favorable development of $181 million on lines with short-tail exposures (i.e. property and marine) principally related to accident years 2003 and, to a lesser extent, 2002. Such favorable development was the result of lower claims emergence relative to prior years.

The 2003 net adverse development was related to casualty lines as adverse development of $74 million was experienced in professional liability, reinsurance of long-term disability and run-off business and $34 million arising from an increase in medical inflation on run-off workers’ compensation affecting accident years 1997-2000. This adverse development was partially offset by $28 million of favorable development on property, excess liability and marine lines of business. Net adverse prior period development of $79 million was incurred in 2002, primarily from run-off business with the remainder being attributed to several lines of business including workers’ compensation, commercial automobile, health care asset management run-off, warranty and financial institutions business.

Insurance – Overseas General incurred $12 million of net adverse prior period development in 2004, including $6 million relating to A&E reserve strengthening compared with 2003 net adverse development of $57 million. The 2004 development was the net result of several underlying favorable and adverse movements, the most significant of which were:

• Favorable development of $103 million on short-tail property and fire lines (primarily accident year 2003 and to a lesser extent 2002) primarily due to the emergence of favorable loss experience, mostly at ACE Europe and ACE Asia Pacific.

• Adverse development of $42 million on aviation business as a result of a lengthening of development patterns used in loss reserving analysis driven by recent claims emergence.

• Adverse development of $28 million on casualty lines due to changes in actuarial reserving assumptions and in particular those to derive allocated loss adjustment expense reserves, following detailed actuarial review.

• Adverse development of $12 million on political risk due to adverse loss experience most notably on expropriation and repayment default claims in Argentina.

• Adverse development of $10 million on A&H, primarily driven by continued poor experience on Norwegian occupational injury (primarily accident years 2001-2003).

• Adverse development of $10 million on run-off retrocessional business following review of individual treaties.

The 2003 net adverse development was driven by $54 million of adverse development on specialty lines, including marine and satellite and also $38 million on casualty lines related to the lengthening of development patterns. This adverse

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

development was partially offset by $47 million of favorable loss experience on short-tail property and fire lines. Net adverse prior period development of $104 million was incurred in 2002, primarily related to casualty and D&O lines for ACE International and aerospace business for ACE Global Markets.

Global Reinsurance experienced $61 million of net favorable prior period development in 2004 compared with 2003 net favorable development of $27 million. The 2004 favorable development related primarily to property and other short-tail lines and resulted from a difference between the actual experience and the expected claims emergence used to establish the reserves for accident years 2003 and 2002. The 2003 favorable development related principally to the better than expected claims experience on property and short-tail lines. Net favorable prior period development of $20 million was incurred in 2002, primarily due to lower than expected losses on property catastrophe business.

Financial Services experienced $29 million of net favorable prior period development in 2004 compared with 2003 net adverse development of $43 million. The 2004 development was primarily related to $38 million of favorable development in connection with the receipt of ceding company reports updating claims information on large high excess of loss assumed multi-year contract and $14 million arising on a multi-year claims made insurance policy for which it was determined that certain claims previously recognized in 2002 and 2003 would fall below policy attachment points. The favorable development was partially offset by $20 million of adverse development on several contracts following actuarial reviews that concluded with updated loss development patterns. The 2003 adverse development arose principally on the structured finance line of business due to credit deterioration in collateralized debt obligations assumed through reinsurance treaties and, to a lesser extent, an increase in a case reserve on an auto residual value transaction. Net adverse prior period development of $30 million was incurred in 2002, primarily from the ACE Financial Solutions International book, which comprises large, unique transactions, including LPTs.

Asbestos and environmental and other run-off liabilities

Included in the Company’s liabilities for losses and loss expenses are amounts for asbestos, environmental and latent injury damage claims and expenses (A&E). These A&E liabilities principally relate to claims arising from remediation costs associated with hazardous waste sites and bodily-injury claims related to asbestos products and environmental hazards. The estimation of these liabilities is particularly sensitive to the recent legal environment, including specific settlements that may be used as precedents to settle future claims. These liabilities include provision for both reported and IBNR claims.

The table below presents a roll forward of selected loss reserve data for A&E exposures, excluding the provision for bad debts, for the year ended December 31, 2004.

	Asbestos		Environmental and Other Latent Exposures		Total
(in millions of U.S. dollars)	Gross	Net	Gross	Net	Gross	Net
Balance at December 31, 2003*	$3,168	$320	$1,205	$227	$4,373	$547
Losses and loss expenses incurred	1,073	430	38	29	1,111	459
Losses and loss expenses paid	(357)	(25)	(188)	(1)	(545)	(26)
Foreign currency revaluation	13	4	–	–	13	4
Balance at December 31, 2004	$3,897	$729	$1,055	$255	$4,952	$984

* Includes reclassification of asbestos claims from other lines of business for comparative purposes.

The Company’s exposure to A&E claims principally arises out of liabilities acquired when the Company purchased Westchester Specialty in 1998 and the P&C business of CIGNA in 1999, with the larger exposure contained within the liabilities acquired in the CIGNA transaction. In 1996, prior to the acquisition of the P&C business of CIGNA, the Pennsylvania Insurance Commissioner approved a plan to restructure INA Financial Corporation and its subsidiaries (the “Restructuring”) which included the division of Insurance Company of North America (INA) into two separate corporations: (1) an active insurance company that retained the INA name and continued to write P&C business and (2) an inactive run-off company, now called Century Indemnity Company (Century). As a result of the division, the A&E liabilities of INA were allocated to Century and extinguished, as a matter of Pennsylvania law, as liabilities of INA. As part of the Restructuring, the A&E liabilities of various U.S. affiliates of INA were reinsured to Century, and Century and certain other run-off companies housing A&E liabilities were contributed to Brandywine Holdings Corporation (Brandywine Holdings). As part of the 1999 acquisition of the P&C business of CIGNA, the Company acquired Brandywine Holdings and its various subsidiaries.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

During the second half of 2004, the Company conducted an internal, ground-up review of its consolidated A&E liabilities. During this same period, a team of external actuaries performed an evaluation as to the adequacy of the reserves of Century and its two U.S. insurance subsidiaries, ACE American Reinsurance Company (ACE American Re), and Century Reinsurance Company (Century Re), both Pennsylvania insurers. The external review was conducted in accordance with the Brandywine restructuring order, which requires that an external actuarial review of Century’s reserves be completed every two years.

In January 2005, the Company announced net additions to its A&E and other run-off reserves of $364 million exclusive of the provision for bad debts of $95 million. The net additions comprised A&E reserve increases of $453 million and favorable prior period development of $89 million in other run-off reserves. In addition, ACE Overseas General had gross and net A&E additions of $6 million resulting in a total A&E charge of $459 million for 2004. The Company’s A&E reserve are not discounted and do not reflect any anticipated changes in the legal, social or economic environment, or any benefit from future legislative reforms. Accordingly, the Company’s A&E reserves make no allowance for future state or federal asbestos reforms, such as those currently being contemplated. The majority of the Company’s reserve increase in the fourth quarter of 2004 arose with the strengthening of a core group of major accounts impacted by changes in the asbestos industry landscape. In particular, the estimates of future liability were impacted by the continued negative effect of bankruptcies and an increase in defense costs to litigate cases.

In 2004, the pre-tax gross reserve increase related to the Brandywine operations was $788 million and $339 million net of reinsurance. The Brandywine reserve increase related not only to A&E exposures but also to other run-off exposures included in the Brandywine operations. These other run-off exposures increased pre-tax gross reserves by $68 million while reducing net reserves by $89 million primarily due to favorable development in ceded IBNR in these other exposures. For Westchester Specialty, the A&E pre-tax gross reserve increase was $385 million and $25 million net of reinsurance. In the January 2005 announcement the gross reserve increase in A&E was net of favorable gross reserve development in other run-off exposures at Westchester Specialty of $180 million. ACE Overseas General also had an A&E pre-tax reserve increase of $6 million gross and net of reinsurance. In 2003, there were no losses and loss expenses incurred for A&E. Paid losses for asbestos claims were $293 million on gross reserves and $169 million on net reserves. Environmental and other latent exposure claim payments were $204 million on gross reserves and $153 million on net reserves. For GAAP purposes, the Company’s A&E loss reserves are held at nominal value (i.e., they are not discounted despite the long-term nature of liabilities).

Reinsurance and Other Considerations relating to the Company’s Ultimate A&E and other Run-off Exposures

Westchester Specialty

As part of the acquisition of Westchester Specialty, National Indemnity Company (NICO) provided a 75 percent pro-rata share of $1 billion of reinsurance protection for adverse development on loss and loss adjustment expense reserves. At December 31, 2004, the remaining unused limit under this NICO Westchester Specialty cover was $515.8 million.

Brandywine Run-off Entities

As part of the acquisition of the CIGNA P&C business, NICO provided $2.5 billion of reinsurance protection to Century on all Brandywine loss and loss adjustment expense reserves and on the A&E reserves of various ACE INA insurance subsidiaries reinsured by Century (in each case, including uncollectible reinsurance). The benefits of this NICO agreement (the “Brandywine NICO Agreement”) flow to the other Brandywine companies and to the ACE INA insurance subsidiaries through reinsurance agreements between those companies and Century. The Brandywine NICO Agreement was exhausted on an incurred basis with the increase in the A&E reserves in the fourth quarter of 2002.

In addition to housing a significant portion of the Company’s A&E exposure, the Brandywine operations include run-off liabilities related to various insurance and reinsurance businesses. The following companies comprise the Company’s Brandywine operations: Century, a Pennsylvania insurer, Century Re, ACE American Re, Brandywine Reinsurance Company S.A.-N.V., a Belgium insurer (Brandywine SANV), Century International Reinsurance Company Ltd., a Bermuda insurer (CIRC), and Brandywine Reinsurance Company (UK) Ltd., a U.K. insurer (BRUK). All of the Brandywine companies are direct or indirect subsidiaries of Brandywine Holdings except for BRUK, which is a direct subsidiary of ACE INA International Holdings, Ltd. (ACE INA International Holdings). BRUK’s liabilities have been ceded to Century through CIRC.

The U.S.-based ACE INA companies assumed two contractual obligations in respect of the Brandywine operations in connection with the Restructuring: a dividend retention fund obligation and a surplus maintenance obligation in the form of an aggregate excess of loss reinsurance agreement. In accordance with the Brandywine restructuring order, INA Financial Corporation established and funded a dividend retention fund (the “Dividend Retention Fund”) consisting of $50

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

million plus investment earnings. The full balance of the Dividend Retention Fund was contributed to Century as of December 31, 2002. To the extent future dividends are paid by INA Holdings Corporation to its parent, INA Financial Corporation, and to the extent INA Financial Corporation then pays such dividends to INA Corporation, a portion of those dividends must be withheld to replenish the principal of the Dividend Retention Fund to $50 million within five years. In 2004 and 2003, no such dividends were paid, and therefore no replenishment of the Dividend Retention Fund occurred. The obligation to maintain and to replenish the Dividend Retention Fund as necessary and to the extent dividends are paid is ongoing until ACE INA receives prior written approval from the Pennsylvania Insurance Commissioner to terminate the fund.

In addition, the ACE INA insurance subsidiaries are obligated to provide insurance coverage to Century in the amount of $800 million under an aggregate excess of loss reinsurance agreement (the “Aggregate Excess of Loss Agreement”) if the statutory capital and surplus of Century falls below $25 million or if Century lacks liquid assets with which to pay claims as they become due, after giving effect to the contribution of the balance, if any, of the Dividend Retention Fund. Coverage under the Aggregate Excess of Loss Agreement was triggered as of December 31, 2002 following contribution of the balance of the Dividend Retention Fund, because Century’s capital and surplus fell below $25 million at December 31, 2002.

Effective December 31, 2004, ACE INA Holdings contributed $100 million to Century in exchange for a surplus note. After giving effect to the contribution and issuance of the surplus note, the statutory surplus of Century at December 31, 2004 was $25 million and approximately $458.4 million in statutory-basis losses were ceded to the Aggregate Excess of Loss Agreement. Century reports the amount ceded under the Aggregate Excess of Loss Agreement in accordance with statutory accounting principles, which differ from GAAP by, among other things, allowing Century to discount its asbestos and environmental reserves. For GAAP reporting purposes, intercompany reinsurance recoverables related to the Aggregate Excess of Loss Agreement are eliminated in consolidation. To estimate ACE’s remaining claim exposure under the Aggregate Excess of Loss Agreement under GAAP, the Company adjusts the statutory cession to exclude the discount embedded in statutory loss reserves. At December 31, 2004, approximately $769.1 million in GAAP basis losses were ceded under the Aggregate Excess of Loss Agreement, leaving a remaining limit of coverage under that agreement of approximately $30.9 million. If the limit of coverage were to be exhausted, ACE’s results would nevertheless continue to recognize losses arising from any adverse loss reserve development of the Brandywine entities for so long as those companies remain consolidated subsidiaries of ACE.

Uncertainties relating to ACE’S Ultimate Brandywine Exposure

In addition to the Dividend Retention Fund and Aggregate Excess of Loss Agreement commitments described above, certain ACE entities are primarily liable for asbestos, environmental and other exposures that they have reinsured to Century. Accordingly, if Century were to become insolvent and ACE were to lose control of Century, some or all of the recoverables due to these ACE companies from Century could become uncollectible, yet those ACE entities would continue to be responsible to pay claims to their insureds or reinsureds. Under such circumstances, ACE would recognize a loss in its consolidated statement of operations. As of December 31, 2004, the aggregate reinsurance balances ceded by the active ACE companies to Century were $1.58 billion. At December 31, 2004, Century’s carried reserves (including reserves ceded by the active ACE companies to Century) were $5.1 billion. The Company believes the intercompany reinsurance recoverables, which relate to liabilities payable over many years (i.e., 25 years or more), are not impaired at this time. The liabilities ceded to Century by its affiliates have in turn been ceded by Century to NICO and, as of December 31, 2004, approximately $2 billion of cover remains on a paid basis. As a result, any economic exposure there may be to adverse developments in the future is substantially less than the nominal value of the reinsurance recoverables. The impact of the transaction described below would reduce the balance due from Century to active ACE companies by $90 million. Should Century’s loss reserves experience adverse development in the future and should Century be placed into rehabilitation or liquidation, the reinsurance recoverables due to Century’s affiliates would be payable only after the payment in full of all administrative expenses and direct policy liabilities. Thus, the intercompany reinsurance recoverables would be at risk to the extent of the shortage of assets remaining to pay these recoverables. As of December 31, 2004, reserves ceded by Century to the active ACE companies and other amounts owed to Century by the ACE active companies were $930 million in the aggregate.

In a lawsuit filed in California state court in December 1999 (AICCO, Inc v. Insurance Company of North America, et al.) certain competitors of ACE USA challenged the validity of the Restructuring under California’s Unfair Competition Law, Business and Professions Code Section 17200 (UCL). The lawsuit claims that the Restructuring is not applicable to California policyholders under the UCL because it constituted a transfer of liabilities without the consent of the policyholders. The suit also claims that the notice of the Restructuring was misleading. In November 2004, the voters of California approved Proposition 64 amending the UCL by, inter alia, requiring that lawsuits brought under the UCL be

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

brought by plaintiffs who have suffered actual injury as a result of the challenged business practice. In response to a motion to dismiss brought by ACE USA, the court ruled in February 2005 that the competitors/plaintiffs who brought this suit have not alleged actual injury as required by Proposition 64 and dismissed the suit. The time for appeal has not yet run and it is possible that the plaintiffs will appeal the ruling.

Pending Sale of Certain Brandywine Companies

Closing of the sale is subject to the satisfaction of certain conditions, including without limitation the obtaining of all necessary consents and approvals from third parties, including the Pennsylvania Insurance Department and the Financial Services Authority of the United Kingdom, and the commutation of certain affiliate reinsurance agreements. In connection with certain of these commutations, Century’s assumed loss reserves would be reduced and an associated amount of coverage would become available under the Aggregate Excess of Loss Agreement.

The Company is pursuing potential options for the disposition of other Brandywine entities, including a possible sale of Century. There can be no assurance that any such sale or other disposition will be consummated.

Legislative Initiatives

Congress has been working on possible legislation to move all U.S. asbestos bodily-injury claims to a federal trust for compensation in accordance with an established set of medical criteria and claim values. The trust would be funded by asbestos defendants and their insurers. As currently proposed, ACE would be one of the insurer participants. However, the Company cannot predict if any such proposed legislation will be modified or adopted.

7. Reinsurance

a) Consolidated reinsurance

The Company purchases reinsurance to manage various exposures including catastrophe risks. Although reinsurance agreements contractually obligate the Company’s reinsurers to reimburse it for the agreed-upon portion of its gross paid losses, they do not discharge the primary liability of the Company. The amounts for net premiums written and net premiums earned in the consolidated statements of operations are net of reinsurance. Direct, assumed and ceded amounts for these items for the years ended December 31, 2004, 2003 and 2002 are as follows:

(in thousands of U.S. dollars)	2004	2003	2002
Premiums written
Direct	$13,137,652	$11,425,435	$9,939,024
Assumed	2,960,080	3,211,482	2,879,947
Ceded	(4,569,386)	(4,421,909)	(4,750,673)
Net	$11,528,346	$10,215,008	$8,068,298
Premiums earned
Direct	$12,804,913	$11,240,783	$8,537,225
Assumed	2,707,582	3,021,134	2,525,388
Ceded	(4,376,021)	(4,659,534)	(4,232,109)
Net	$11,136,474	$9,602,383	$6,830,504

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

b) Reinsurance recoverable on ceded reinsurance

The composition of the Company’s reinsurance recoverable at December 31, 2004 and 2003, is as follows:

(in thousands of U.S. dollars)	2004	2003
Reinsurance recoverable on paid losses and loss expenses	$1,210,731	$1,277,119
Bad debt reserve on paid losses and loss expenses	(308,921)	(402,680)
Reinsurance recoverable on future policy benefits	15,271	14,668
Reinsurance recoverable on unpaid losses and loss expenses	14,956,239	13,749,189
Bad debt reserve on unpaid losses and loss expenses	(619,424)	(557,580)
Net reinsurance recoverable	$15,253,896	$14,080,716

The Company evaluates the financial condition of its reinsurers and potential reinsurers on a regular basis and also monitors concentrations of credit risk with reinsurers. The provision for uncollectible reinsurance is required principally due to the failure of reinsurers to indemnify ACE, primarily because of disputes under reinsurance contracts and insolvencies. Provisions have been established for amounts estimated to be uncollectible. The bad debt reserve on paid and unpaid losses and loss expenses decreased in 2004 due to the write-off of $276.7 million of reinsurance recoverable balances and associated bad debt reserves.

Following is a breakdown of the Company’s reinsurance recoverable on paid losses at December 31, 2004 and 2003.

	December 31, 2004			December 31, 2003
Category (in millions of U.S. dollars)	Amount	Bad Debt Reserve	% of Total Reserve	Amount	Bad Debt Reserve	% of Total Reserve
General collections	$567	$30	5.3%	$730	$45	6.2%
Other	644	279	43.3%	547	358	65.4%
Total	$1,211	$309	25.5%	$1,277	$403	31.6%

General collections balances represent amounts in the process of collection in the normal course of business, for which the Company has no indication of dispute or credit-related issues.

The other category includes amounts recoverable that are in dispute, or are from companies who are in supervision, rehabilitation or liquidation for the Brandywine Group and active operations. The Company’s estimation of this reserve considers the merits of the underlying matter, the credit quality of the reinsurer and whether the Company has received collateral or other credit protections such as parental guarantees.

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

Breakdown of Reinsurance Recoverable

(in millions of U.S. dollars)	December 31 2004	Bad Debt Reserve	% of Gross
Categories
Top 10 reinsurers	$8,222	$121	1.5%
Other reinsurers balances greater than $20 million	3,799	183	4.8
Other reinsurers balances less than $20 million	866	69	7.9
Mandatory pools and government agencies	726	4	0.5
Structured settlements	489	2	0.4
Captives	1,052	1	0.1
Other	1,028	548	53.3
Total	$16,182	$928	5.7%

Top 10 Reinsurers (net of collateral)

Berkshire Hathaway Insurance Group	HDI Haftpflichtverband Der Deutschen Industrie VAG*
CIGNA	Lloyd’s of London
Electric Insurance Company	Munich Re
Equitas	Swiss Re Group
GE Insurance Solutions	XL Capital Group
*Parent Company of Hanover Re

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

Other Reinsurers Balances Greater Than $20 million (net of collateral)

AGRI General Ins Co.	Dukes Place Holdings	Mitsui Sumitomo Insurance Company Ltd
AIOI Insurance	Endurance Specialty	Overseas Partners Ltd.
Allianz Group	Everest Re Group	Partner Re
Allstate	Fairfax Financial	Platinum Underwriters
American International Group	Federal Crop Insurance Corp	QBE Insurance
Arch Capital	FM Global Group	Renaissance Re Holdings Ltd.
Aspen Insurance Holdings Ltd	Gerling Group	Royal & Sun Alliance Insurance Group
Assicurazioni Generali SPA	Hartford Insurance Group	SCOR Group
AVIVA	Independence Blue Cross (Amerihealth)	Sompo Japan
AXA	ING – Internationale Nederlanden Group	St. Paul Travelers Companies
Chubb Insurance Group	IRB – Brasil Resseguros S.A.	Toa Reinsurance Company
CNA Insurance Companies	Kemper	Trenwick Group
Converium Group	Korean Reinsurance Company	White Mountains Insurance Group
DaimlerChrysler Insurance Company	Liberty Mutual Insurance Companies	WR Berkley Corp.
Dominion Ins. Co. Ltd	Millea Holdings	Zurich Financial Services Group

c) Reinsurance programs involving minimum benefit guarantees under annuity contracts

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

The guarantees which are payable on death, referred to as guaranteed minimum death benefits (GMDBs), principally cover shortfalls between accumulated account value at the time of an annuitant’s death and either i) an annuitant’s total deposits; ii) an annuitant’s total deposits plus a minimum annual return; or iii) the highest accumulated account value attained during any policy anniversary date. In addition, a death benefit may be based on a formula specified in the variable annuity contract that uses a percentage of the growth of the underlying contract value. Reinsurance programs covering GMDBs are accounted for pursuant to SOP 03-1 (see Note 2).

Under reinsurance programs covering living benefit guarantees, the Company assumes the risk of guaranteed minimum income benefits (GMIBs) associated with variable annuity contracts. The GMIB risk is triggered if, at the time the contract holder elects to convert the accumulated account value to a periodic payment stream (annuitize), the accumulated account value is not sufficient to purchase a guaranteed minimum level of monthly income. The Company’s GMIB reinsurance product meets the definition of a derivative for accounting purposes and is therefore carried at fair value with changes in fair value recognized in income in the period of the change pursuant to FAS 133. As the assuming entity, the Company is obligated to provide coverage until the expiration of the underlying annuities. Therefore, to best disclose the nature of the underlying risk over the exposure period within the statement of operations, the Company presents the change in fair value as follows. Premiums received under the reinsurance treaties are classified as premium. Expected losses allocated to premiums received are classified as life and annuity benefits and valued pursuant to SOP 03-1, similar to GMDB reinsurance. Other changes in fair value, principally arising from changes in expected losses allocated to expected future premiums, are classified as realized gains (losses). As fair value generally represents the cost to exit a business and thus includes a risk margin, the Company may recognize a loss for other changes in fair value during a given period due to adverse changes in the capital markets (i.e. declining interest rates and/or declining equity markets) even when the Company continues to expect the business to be profitable. Management believes this presentation provides the most meaningful disclosure of changes in the underlying risk within the GMIB reinsurance programs for a given reporting period.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

        The presentation of income and expenses relating to GMDB and GMIB reinsurance for the years ended December 31, 2004, 2003 and 2002, is as follows:

(in millions of U.S. dollars)	2004	2003	2002
GMDB
Net premiums earned	$45.5	$25.9	$5.2
Life and annuity benefits expense	$14.7	$19.6	$1.1
GMIB
Net premiums earned	$64.4	$26.2	$3.2
Life and annuity benefits expense	$15.4	$13.0	$(0.9)
Realized gains (losses)	$9.8	$–	$–

The life and annuity benefits expense for 2004 does not include the impact of adoption of SOP 03-1 of $6.4 million for GMDB reinsurance and $2.1 million for the GMIB reinsurance. At December 31, 2004, reported liabilities for GMDB and GMIB reinsurance were $31.3 million and $28.7 million, respectively, compared with $30.5 million and $22.8 million, respectively, at December 31, 2003. The reported liability for GMIB reinsurance in 2004 is net of the fair value adjustment of $9.8 million. Reported liabilities for both GMDB and GMIB reinsurance are determined using internal valuation models. Such valuations require considerable judgment and are subject to significant uncertainty. The valuation of these products is subject to fluctuations arising from, among other factors, changes in interest rates, changes in the equity markets, and changes in the allocation of the investments underlying annuitant’s account value. These models and the related assumptions are continually reviewed by management and enhanced, as appropriate, based upon improvements in modeling techniques and availability of more timely information, such as market conditions and demographics of in-force annuities.

At December 31, 2004, the Company’s net amount at risk from its GMDB and GMIB reinsurance programs was $378 million and $14 million, respectively. For the GMDB programs, the net amount at risk is defined as the excess, if any, of the current guaranteed value over the current account value. For the GMIB programs, the net amount at risk is defined as the excess, if any, of the present value of the minimum guaranteed annuity payments over the present value of the annuity payments assumed (under the terms of the reinsurance contract) to be available to each policyholder.

8. Commitments, contingencies and guarantees

a) Derivative instruments

The Company maintains investments in derivative instruments such as futures, options, interest rate swaps, spread lock swaps and foreign currency forward contracts for which the primary purposes are to manage duration and foreign currency exposure, yield enhancement or to obtain an exposure to a particular financial market. In addition, the Company also purchases to be announced mortgage-backed securities (“TBA”) as part of its investing activities. The Company currently records changes in market value of these instruments as realized gains (losses) in the consolidated statements of operations.

(i) Foreign currency exposure management

The Company uses foreign currency forward contracts to minimize the effect of fluctuating foreign currencies. The forward currency contracts purchased are not specifically identifiable against cash, any single security or groups of securities denominated in those currencies, and therefore, do not qualify as hedges for financial reporting purposes. All realized and unrealized contract gains and losses are reflected currently in the consolidated statements of operations. The contractual amount of the foreign currency forward contracts at December 31, 2004, was $243 million, the current fair value was $240 million and the unrealized loss was $3 million.

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

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

in this strategy. In addition, exchange traded bond and note futures contracts may be used in fixed maturity portfolios as substitutes for ownership of the physical bonds and notes without significantly increasing the risk in the portfolio. Investments in financial futures contracts may be made only to the extent that there are assets under management, not otherwise committed.

Futures contracts give the holder the right and obligation to participate in market movements, determined by the index or underlying security on which the futures contract is based. Settlement is made daily in cash by an amount equal to the change in value of the futures contract times a multiplier that scales the size of the contract. At December 31, 2004, the contract notional amount of $1.1 billion, with a market value of $1.1 million, reflects the net extent of involvement the Company had in these financial instruments.

Options

Option contracts may be used in the portfolio as protection against unexpected shifts in interest rates, which would thereby affect the duration of the fixed maturity portfolio. By using options in the portfolio, the overall interest rate sensitivity of the portfolio can be reduced. Option contracts may also be used as an alternative to futures contracts in the Company’s synthetic equity strategy as described above. An option contract conveys to the holder the right, but not the obligation, to purchase or sell a specified amount or value of an underlying security at a fixed price. The price of an option is influenced by the underlying security, expected volatility, time to expiration and supply and demand.

For long option positions, the maximum loss is the premium paid for the option. The maximum credit exposure is represented by the fair value of the options held. For short option positions, the potential loss is the same as having taken a position in the underlying security. Short call options are backed in the portfolio with the underlying, or highly correlated, securities and short put options are backed by uncommitted cash for the in-the-money portion. The Company holds a notional amount of $97 million and a market value of $1.7 million at December 31, 2004.

Interest rate swaps

An interest rate swap is a contract between two counterparties in which interest payments are made based on a notional principal amount, which itself is never paid or received. The notional principal amount was nil at December 31, 2004 and $751 million at December 31, 2003. Under the terms of an interest rate swap, one counterparty makes interest payments based on a fixed interest rate and the other counterparty’s payments are based on a floating rate. Interest rate swap contracts are used in the portfolio as protection against unexpected shifts in interest rates, which would affect the fair value of the fixed maturity portfolio. By using swaps in the portfolio, the overall duration or interest rate sensitivity of the portfolio can be reduced.

Spread lock swaps

A spread lock swap is a derivative contract between two counterparties where the Company can be protected from an unexpected widening of credit spreads. Under the terms of the spread lock swap the Company will benefit from an expansion in credit spreads. At December 31, 2004, the notional principal amount was $1.4 billion. Under the terms of a spread lock swap, one counterparty makes settlement upon maturity of the contract. By using spread lock swaps in the portfolio, the Company’s overall risk from increases in credit spreads can be reduced.

The credit risk associated with the above derivative financial instruments relates to the potential for non-performance by counterparties. Non-performance is not anticipated; however, in order to minimize the risk of loss, management monitors the creditworthiness of its counterparties. The performance of exchange traded instruments is guaranteed by the exchange on which they trade. For non-exchange traded instruments, the counterparties are principally banks, which must meet certain criteria according to the Company’s investment guidelines. These counterparties are required to have a minimum credit rating of AA- by Standard and Poor’s or Aa3 by Moody’s. In addition, certain contracts require that collateral be posted once pre-determined thresholds are breached as a result of market movements.

(iii) To be announced mortgage-backed securities (TBA)

By acquiring a TBA, the Company makes a commitment to purchase a future issuance of mortgage-backed securities. For the period between purchase of the TBA and issuance of the underlying security, the Company’s position is accounted for as a derivative in the consolidated financial statements. At December 31, 2004, through its TBA positions, the Company is committed to purchase approximately $311 million of mortgage-backed securities.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

b) Concentrations of credit risk

The investment portfolio is managed following prudent standards of diversification. Specific provisions limit the allowable holdings of a single issue and issuers. The Company believes that there are no significant concentrations of credit risk associated with its investments.

c) Other investments

The Company invests in limited partnerships with a carrying value of $102 million included in other investments. In connection with these investments the Company has commitments that may require funding of up to $93 million over the next several years.

d) Credit facilities

In April 2004, the Company replaced its $500 million, 364-day revolving credit facility and its $250 million, five-year revolving credit facility with a $600 million three-year credit facility. This facility is available for general corporate purposes, commercial paper back-up and the issuance of letters of credit (LOCs). At December 31, 2004, the outstanding LOCs issued under the replaced facilities was $64 million and there was no commercial paper outstanding. There were no other drawings or LOCs issued under these facilities.

e) Letters of credit

In January 2005, the Company cancelled a $100 million letter of credit facility with Barclays Bank, which was used for general corporate purposes. Usage under this facility has been incorporated into other existing letter of credit facilities.

In November 2004, to fulfill the requirements of Lloyd’s for open years of account, the Company renewed a syndicated uncollateralized, five-year LOC facility in the amount of £380 million (approximately $732 million). This facility was originally arranged in 1998. This LOC facility requires that the Company and/or certain of its subsidiaries continue to maintain certain covenants, including a minimum consolidated net worth covenant and a maximum leverage covenant, which have been met at December 31, 2004.

In September 2004, the Company entered into an $850 million unsecured operational LOC facility and a $500 million secured operational LOC facility, both expiring in September 2007. These facilities replace four LOC facilities permitting up to $1.4 billion of LOCs. Upon the effectiveness of the new LOC facilities, all outstanding LOCs issued under the replaced facilities were deemed to have been issued under the unsecured LOC facility and the replaced facilities terminated.

f) Legal proceedings

(i) Claims Litigation

The Company’s insurance subsidiaries are subject to claims litigation involving disputed interpretations of policy coverages and, in some jurisdictions, direct actions by allegedly-injured persons seeking damages from policyholders. These lawsuits, involving claims on policies issued by the Company’s subsidiaries which are typical to the insurance industry in general and in the normal course of business, are considered in the Company’s loss and loss expense reserves which are discussed in the P&C loss reserves discussion. In addition to claims litigation, the Company and its subsidiaries are subject to lawsuits and regulatory actions in the normal course of business that do not arise from or directly relate to claims on insurance policies. This category of business litigation typically involves, inter alia, allegations of underwriting errors or misconduct, employment claims, regulatory activity or disputes arising from business ventures.

(ii) Subpoenas

ACE, its subsidiaries and affiliates have received forty-three subpoenas, interrogatories, civil investigative demands, and letters of inquiry in connection with the pending investigations of insurance industry practices. These inquiries have been issued by Attorneys General of Connecticut, the District of Columbia, Florida, Massachusetts, Minnesota, New York, Ohio, Pennsylvania, Texas, and West Virginia and Departments of Insurance or other regulatory authorities in California, Florida, Illinois, Maryland, Michigan, Minnesota, New York, North Carolina, Pennsylvania, and Texas.

On October 14, 2004, the NYAG filed a civil suit against Marsh & McLennan Companies Inc. (Marsh), alleging that certain Marsh business practices were fraudulent and violated antitrust and securities laws. ACE was not named as a defendant in the suit, although ACE was named as one of four insurance companies whose employees participated in the practices in question. There can be no assurance that ACE will not be named in future actions brought by the NYAG or any other state attorneys general. In addition, an underwriter, who is no longer employed by ACE, in an ACE insurance sub -

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

sidiary has pleaded guilty to a misdemeanor based on these practices. ACE is cooperating and will continue to cooperate with the AG Investigations.

ACE has also received subpoenas from the office of the NYAG and the SEC which seek information relating to non-traditional or loss mitigation insurance products. ACE is cooperating and will continue to cooperate with the NYAG and the SEC.

ACE is conducting its own internal investigation that encompasses the subjects raised by the NYAG, the other state attorneys general and the SEC. It is being conducted by a team from the firm of Debevoise & Plimpton LLP. The team is headed by former United States Attorney Mary Jo White and operates under the direction of the Audit Committee of the Board of Directors. The Audit Committee of the Board of Directors has retained Cleary Gottlieb Steen & Hamilton, special outside counsel, to advise it in connection with these matters. The Company has terminated two employees, one of which has pleaded guilty to a misdemeanor, and have suspended three other employees as a result of the internal investigation.

(iii) Other Litigation

In January 2005, the Connecticut Attorney General (the “CTAG”) filed a civil suit against a subsidiary of ACE in Connecticut state court under the Connecticut Unfair Trade Practices Act. The CTAG’s suit alleges that an ACE subsidiary made an unauthorized and undisclosed payment to a broker who placed a portfolio of state workers’ compensation cases with ACE and seeks restitution to the state and payment of punitive damages. ACE believes that it has not violated any law or duty to the state and intends to file a motion to dismiss the action.

ACE, ACE INA Holdings, Inc. and ACE USA have been named in the following ten federal putative nationwide class actions brought by insurance policyholders. Bayou Steel Corporation v. ACE INA Holdings, et al. (Case No. 04 CV 5391 E.D. Pa) (filed November 18, 2004); Eagle Creek, Inc. v. ACE INA Holdings, et al. (Case No. 04 CV 5255; E.D. Pa.) (filed November 10, 2004); Stephen Lewis vs. Marsh & McLennan Companies, Inc., et al. (Case No. 04 CV 7847; N.D. Ill.) (filed December 6, 2004); Opticare Health Systems, Inc. v. Marsh & McLennan Companies, Inc., et al. (Case No. 04 CV 06954; S.D.N.Y.) (filed October 19, 2004); Diane Preuss v. March & McLennan Companies, et al. (Case No. 04 CV 78553; N.D. Ill.) (filed December 6, 2004); Redwood Oil Company v. Marsh & McLennan Companies, Inc. (Case No. 05 C 0390; N.D. Ill.) (filed January 21, 2005); Shell Vacations LLC v. Marsh & McLennan Companies, Inc., et al. (Case No. 05 C 0270; N.D. Ill.) (filed January 14, 2005); Edward Macuish v. Marsh & McLennan Companies, Inc., et al. (Case No. 2005 CV 00440; N.D. Ill.) (filed January 25, 2005); David Boros v. Marsh & McLennan Companies, Inc., et al. (Case No. C050543EDL; N.D. Calf.) (filed February 4, 2005), and Robert Mulcahy v. Arthur J. Gallagher & Co., et al. (Case No. 2005 CV 01064; D. N.J.) (filed February 23, 2005). In each of these cases, the plaintiff has sued a number of other insurance entities in addition to the ACE entities.

The Judicial Panel on Multidistrict Litigation (JPML) consolidated these cases, as well as other putative class actions in which no ACE entity is named as a party in the District of New Jersey. In each of the actions in which they have been served, the obligation of the ACE entities to answer the complaints has been, or will be, stayed until after a consolidated complaint has been filed. In each of these cases, the plaintiff alleges that insurers, including certain ACE entities, and brokers conspired to increase premiums and allocate customers through the use of “B” quotes and contingent commissions. Although the causes of action in the petitions somewhat vary, Plaintiffs allege causes of action under the Federal Racketeer Influenced and Corrupt Organization Act (RICO), federal antitrust law, state antitrust law, state consumer-protection laws, and state common law (breach of fiduciary duty and misrepresentation). In each of the cases, the plaintiff has sought unspecified compensatory damages and reimbursement of expenses, including legal fees.

ACE USA and ACE INA have been named in a state court class action: Palm Tree Computer Systems, Inc. et al. v. ACE USA et al. (Case No. 05-CA-373-16-W; Circuit Court, Seminole County, Florida) (filed February 5, 2005). The allegations are similar to the allegations in the federal class actions identified above. Plaintiffs allege causes of action under every state’s consumer statute and state common law (breach of fiduciary duty and unjust enrichment). The complaint states that “neither the Plaintiff nor any member of the Class has suffered damages exceeding $74,999.00 each, even when trebled. In no event will Plaintiff or any member of the Class accept damages in excess of $74,999.00 for each class member.”

Illinois Union Insurance Company, a subsidiary of ACE, has been named in a state court class action: Van Emden Management Corporation v. Marsh & McLennan Companies, Inc., et al. (Case No. 05-0066A; Superior Court of Massachusetts) (filed January 13, 2005). The allegations are similar to the allegations in the federal class actions identified above. Plaintiffs assert causes of action under Massachusetts’ antitrust statute and Massachusetts’ consumer protection statute. Plaintiffs also assert a conspiracy cause of action and seek an injunction. Plaintiff has sought unspecified compensatory damages and reimbursement of expenses, including legal fees.

ACE has been named in the following four putative securities class action suits: John Mahaney, Jr. v. ACE Limited, et al. (Case No. 04 CV 07696; S.D.N.Y) (filed October 18, 2004); Steven Burda v. ACE Limited, et al.; (Case No. 04 CV 833; S.D.N.Y.) (filed

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

October 21, 2004); Thomas E. Barton v. ACE Limited, et al.; (Case No. 04 CV 8683; S.D.N.Y.) (filed November 1, 2004); and Friends of Ariel Center for Policy Research v. ACE Limited, et al. (Case No. 04 CV 04907; E.D. Pa.) (filed October 19, 2004). Evan G. Greenberg, ACE’s President and Chief Executive Officer, Brian Duperreault, ACE’s Chairman and former Chief Executive Officer, and Philip V. Bancroft, ACE’s Chief Financial Officer were also named as defendants in each of these suits. In addition, Dominic J. Frederico, ACE’s former Vice Chairman and former President and Chief Operating Officer, and Christopher Z. Marshall, ACE’s former Chief Financial Officer, were named as defendants in the Burda action. On January 3, 2005, the Burda and Barton actions were consolidated for all purposes into the Mahaney action. In December 2004, the defendants filed a motion with the JPML seeking consolidation of the cases for pretrial purposes in the Eastern District of Pennsylvania. That motion is currently pending, and no plaintiffs have yet filed a brief stating a position on consolidation and transfer. The plaintiffs in these cases assert claims solely under Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act (control person liability). The plaintiffs allege that ACE’s public statements and securities filings should have revealed that insurers, including certain ACE entities, and brokers conspired to increase premiums and allocate customers through the use of “B” quotes and contingent commissions and that ACE’s revenue and earnings were inflated by premiums which it may have to forfeit by fines or judgments.

ACE understands that it has been named as a defendant in a derivative suit filed in Delaware Chancery Court by shareholders of Marsh. The derivative suit seeks to recover damages for Marsh and its subsidiary, Marsh, Inc., against officers and directors of Marsh, American International Group Inc. (AIG), AIG’s chief executive officer, and ACE. The suit alleges that the defendants damaged Marsh and Marsh, Inc. by participating in a bid rigging scheme and obtaining “kickbacks” in the form of contingent commissions. The suit alleges that ACE knowingly participated in the officers’ and directors’ breaches of fiduciary duty to Marsh, Inc. and Marsh. The plaintiff has sought unspecified compensatory damages and reimbursement of expenses, including legal fees. ACE has not been served in this action, though no assurance can be given that it will not be served.

On December 6, 2004, Goss International Corporation filed a “Verified Petition for Discovery” in Illinois state court naming several respondents, including ACE, Illinois Union Insurance Co., a subsidiary of ACE, five other insurance companies, Marsh and Marsh Inc. This petition was filed under an Illinois Supreme Court rule which purports to allow a person to engage in discovery for the sole purpose of identifying one who may be responsible in damages in anticipation of filing a complaint. Goss claims that it has used Marsh as its broker, and that Marsh presented quotes to Goss from each of the insurance company respondents. ACE has not been served in this action, though no assurance can be given that it will not be served. Goss and the other defendants, including Illinois Union Insurance Co., have negotiated an agreed briefing schedule pertaining to Goss’s request for pre-suit discovery. If it is served, ACE intends to vigorously oppose the request for pre-suit discovery.

All of these suits merely seek compensatory damages without specifying an amount. As a result, ACE cannot at this time estimate its potential costs related to these legal matters and accordingly no liability for compensatory damages has been established in the consolidated financial statements. However, ACE has recorded expenses for legal fees of $11.5 million in connection with these matters. In the opinion of ACE’s management, ACE’s ultimate liability for these matters is not likely to have a material adverse effect on ACE’s consolidated financial condition, although it is possible that the effect could be material to ACE’s consolidated results of operations for an individual reporting period.

In 1999 and 2000, AICCO, Inc., a subsidiary of AIG, Granite State Insurance Company, a subsidiary of AIG, and Northwestern Pacific Indemnity Company, a subsidiary of The Chubb Corporation filed suit against certain subsidiaries of ACE contending that the 1996 restructuring of INA had violated the California unfair competition law and seeking declaratory and injunctive relief on the issue of whether, under the 1996 Brandywine restructuring, INA was permitted to transfer all of its A&E liabilities to Century Indemnity without obtaining the consent of affected California policyholders. The plaintiffs in the case, competitors of ACE, did not allege that they suffered any harm as a result of the 1996 restructuring but rather brought suit under a California “private attorney general” statute that allowed any person to bring a claim under the California unfair competition law acting for the interest of the general public. In November 2004, California voters passed Proposition 64 which, among other things, amended the California unfair competition law so as to allow actions to be prosecuted only by persons who were actually injured by, and suffered loss because of, the allegedly unfair business practice. On March 4, 2005, the court granted summary judgment to the ACE parties and dismissed the lawsuit based upon the passage of Proposition 64. There can be no assurance as to whether the plaintiffs will appeal the dismissal of their case or whether any such dismissal would be successful.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

g) Lease commitments

The Company and its subsidiaries lease office space in the countries in which they operate under operating leases which expire at various dates through January 2018. The Company renews and enters into new leases in the ordinary course of business as required. Total rent expense with respect to these operating leases for the years ended December 31, 2004, 2003 and 2002, was approximately $84 million, $85 million and $65 million, respectively. Future minimum lease payments under the leases are expected to be as follows:

(in millions of U.S. dollars)
Year ending December 31, 2005	$72
2006	53
2007	44
2008	39
2009	32
Later years	146
Total minimum future lease commitments	$386

h) Acquisition of business entities

Pursuant to the restructuring order that created Brandywine, the active ACE INA insurance subsidiaries are obligated to provide reinsurance coverage to Century Indemnity in the amount of $800 million under an aggregate excess of loss reinsurance agreement if the capital and surplus of Century Indemnity falls below $25 million or if Century Indemnity lacks liquid assets with which to pay claims as they become due. (See Note 6 for additional disclosure.)

i) Tax matters

ACE Limited and certain of its non-U.S.-based insurance and reinsurance subsidiaries (non-U.S. subsidiaries) have not paid or provided for U.S. corporate income taxes (except certain withholding taxes) on the basis that they are not engaged in a trade or business in the U.S. or otherwise subject to taxation in the U.S. However, because definitive identification of activities which constitute being engaged in a trade or business in the U.S. is not provided by the Internal Revenue Code of 1986, regulations or court decisions, there can be no assurance that the Internal Revenue Service (IRS) will not contend that ACE Limited or its non-U.S. subsidiaries are engaged in a U.S. trade or business or otherwise subject to taxation. If ACE Limited and its non-U.S. subsidiaries were considered to be engaged in a trade or business in the U.S., the Company or such subsidiaries could be subject to U.S. tax at regular corporate tax rates on its taxable income, if any, that is effectively connected with such U.S. trade or business plus an additional 30 percent “branch profits” tax on such income remaining, if any, after the regular corporate taxes, in which case there could be a significant adverse effect on the Company’s results of operations and its financial condition. ACE Limited and its non-U.S. subsidiaries do not file U.S. income tax returns reporting income subject to U.S. income tax since they do not conduct business within the U.S. ACE Limited and some of its non-U.S. subsidiaries have filed protective tax returns, however, reporting no U.S. income to preserve their ability to deduct their ordinary and necessary business expenses should the IRS successfully contend that a portion of their income is subject to a net income tax in the U.S.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

9. Debt

The following table outlines the Company’s debt as of December 31, 2004 and 2003.

(in millions of U.S. dollars)	2004	2003
Short-term debt
Reverse Repurchase Agreements	$146	$–
ACE INA commercial paper	–	146
ACE INA Notes due 2004	–	400
	$146	$546
Long-term debt
ACE INA Notes due 2006	$300	$300
ACE Limited Senior Notes due 2007	500	499
ACE US Holdings Senior Notes due 2008	250	250
ACE INA Subordinated Notes due 2009	200	200
ACE INA Senior Notes due 2014	499	–
ACE INA Debentures due 2029	100	100
	$1,849	$1,349
Trust preferred securities
ACE INA Trust Preferred Securities due 2029	$103	$100
ACE INA Capital Securities due 2030	309	300
Capital Re LLC Monthly Income Preferred Securities due 2044	–	75
	$412	$475

a) Short-term debt

The Company has commercial paper programs that use revolving credit facilities as back-up facilities and provide for up to $2.8 billion in commercial paper issuance (subject to the availability of back-up facilities, which currently total $600 million as outlined in Note 8) for ACE and for ACE INA. For the years ended December 31, 2004 and 2003, commercial paper rates averaged 1.5 percent and 1.4 percent, respectively.

During the year, the Company and certain subsidiaries executed securities repurchase agreements with various counterparties. Under these repurchase agreements, the Company agreed to sell securities and repurchase them at a date in the future for a predetermined price. At December 31, 2004, short-term debt consisted of $146 million of amounts owed to brokers under securities repurchase transactions. The Company used the proceeds of repurchase transactions to repay maturing commercial paper.

b) ACE INA notes and debentures

In 1999, ACE INA issued $400 million of 8.2 percent notes due August 15, 2004, $300 million of 8.3 percent notes due August 15, 2006, and $100 million of 8.875 percent debentures due August 15, 2029. Subject to certain exceptions, the notes and debentures are not redeemable before maturity and do not have the benefit of any sinking fund. These unsecured notes and debentures are guaranteed on a senior basis by the Company and they rank equally with all of ACE INA’s other senior indebtedness.

On June 2, 2004, ACE INA issued $500 million of 5.875 percent notes due June 15, 2014. Subject to certain exceptions, the notes are not redeemable before maturity and do not have the benefit of any sinking fund. These senior unsecured notes are guaranteed on a senior basis by the Company and they rank equally with all of the Company’s other senior obligations. They also contain a customary limitation on lien provisions as well as customary events of default provisions which, if breached, could result in the accelerated maturity of such senior debt. The proceeds of the notes were used to repay $75 million of Capital Re LLC trust preferred securities on July 12, 2004 and to repay the $400 million ACE INA 8.2 percent notes, which matured on August 15, 2004. The remainder was used for general corporate purposes.

c) ACE Limited senior notes

In March 2002, ACE Limited issued $500 million of 6.0 percent notes due April 1, 2007. Subject to certain exceptions, the notes are not redeemable before maturity and do not have the benefit of any sinking fund. These senior unsecured notes

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

rank equally with all of the Company’s other senior obligations and contain a customary limitation on lien provisions as well as customary events of default provisions which, if breached, could result in the accelerated maturity of such senior debt.

d) ACE US Holdings senior notes

In 1998, ACE US Holdings issued $250 million in aggregate principal amount of unsecured senior notes maturing in October 2008. The senior notes are callable subject to certain call premiums. Simultaneously, the Company entered into a notional $250 million swap transaction that has the economic effect of reducing the cost of debt to the consolidated group, excluding fees and expenses, to 6.47 percent for ten years. The minimum collateral in connection with the swap transaction is $88 million. The actual collateral can be higher depending on the credit quality of securities pledged. In the event that the Company terminates the swap prematurely, the Company would also be liable for certain transaction costs. The swap counterparty is a highly-rated major financial institution and the Company does not anticipate non-performance.

e) ACE INA subordinated notes

In 1999, ACE INA issued $300 million of 11.2 percent unsecured subordinated notes maturing in December 2009. The subordinated notes are callable subject to certain call premiums. Simultaneously, the Company entered into a notional $300 million swap transaction that has the economic effect of reducing the cost of debt to the consolidated group, excluding fees and expenses, to 8.41 percent for ten years. During 2002, the Company repaid $100 million of these notes and swaps, and incurred debt prepayment expenses of $25 million ($17 million, net of income tax) which is reported as other expense in the statement of operations. The minimum collateral in connection with the swap transaction is $70 million. In the event that the Company terminates the swap prematurely, the Company would be liable for certain transaction costs. The swap counterparty is a highly-rated major financial institution and the Company does not anticipate non-performance.

f) ACE INA trust preferred securities

In 1999, ACE Capital Trust I, a Delaware statutory business trust (ACE Capital Trust I) issued $100 million of 8.875 percent Trust Originated Preferred Securities (the “Trust Preferred Securities”). All of the common securities of ACE Capital Trust I (the “ACE Capital Trust I Common Securities”) are owned by ACE INA.

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

g) ACE INA capital securities

In 2000, ACE Capital Trust II, a Delaware statutory business trust (ACE Capital Trust II), issued and sold in a public offering $300 million of 9.7 percent Capital Securities (the “Capital Securities”). All of the common securities of ACE Capital Trust II (the “ACE Capital Trust II Common Securities”) are owned by ACE INA.

The Capital Securities mature on April 1, 2030, which may not be extended. Distributions on the Capital Securities are payable semi-annually. ACE Capital Trust II may defer these payments for up to ten consecutive semi-annual periods

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

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

h) Capital Re LLC monthly income preferred securities

On July 12, 2004, Capital Re LLC redeemed all $75 million of its 7.65 percent cumulative monthly income preferred securities, series A. The redemption was funded by a portion of the net proceeds of the $500 million 5.875 percent senior notes sold by ACE INA.

10. Preferred shares

In 2003, the Company sold in a public offering 20 million depositary shares, each representing one-tenth of one of its 7.80 percent Cumulative Redeemable Preferred Shares, for $25 per depositary share. Underwriters exercised their over-allotment option, which resulted in the issuance of an additional three million depositary shares. Gross proceeds from the sale of the preferred shares were $575 million and related expenses were $18 million.

The shares have an annual dividend rate of 7.80 percent with the first quarterly dividend paid on September 1, 2003. The shares will not be convertible into or exchangeable for the Company’s Ordinary Shares. The Company may redeem these shares at any time after May 30, 2008 at a redemption value of $25 per depositary share or at any time under certain limited circumstances.

11. Shareholders’ equity

a) Shares issued and outstanding

Following is a table of changes in Ordinary Shares issued and outstanding for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
Opening balance	279,897,193	262,679,356	259,861,205
Shares issued, net	790,984	12,713,143	332,547
Exercise of stock options	3,550,572	4,215,968	2,232,985
Shares issued under Employee Stock Purchase Plan	239,776	288,726	252,619
	284,478,525	279,897,193	262,679,356
Ordinary Shares issued to employee trust
Opening balance	(688,675)	(756,475)	(713,475)
Shares redeemed (issued)	226,500	67,800	(43,000)
	(462,175)	(688,675)	(756,475)

In 2004, under the terms of the Company’s long-term incentive plans, 1,619,761 restricted Ordinary Shares were issued to officers and directors of the Company and 828,777 Ordinary Shares were cancelled. In 2003, the Company issued 11,814,274 Ordinary Shares, in satisfaction of the purchase contracts underlying its FELINE PRIDES. In addition, 1,726,407

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

restricted Ordinary Shares of the Company were issued and 827,538 were cancelled in connection with the Company’s long-term incentive plans in 2003. In 2002, 887,000 restricted Ordinary Shares of the Company were issued and 554,453 were cancelled in connection with the Company’s long-term incentive plans.

Ordinary Shares issued to employee trust are the shares issued by the Company to a rabbi trust for deferred compensation obligations (see Note 12(e)).

b) ACE Limited securities repurchase authorization

In November 2001, the Board of Directors authorized the repurchase of any ACE issued debt or capital securities, including ACE’s Ordinary Shares, up to an aggregate total of $250 million. These purchases may take place from time to time in the open market or in private purchase transactions. At December 31, 2004, this authorization had not been utilized.

c) General restrictions

The holders of the Ordinary Shares are entitled to receive dividends and are allowed one vote per share provided that, if the controlled shares of any shareholder constitute ten percent or more of the outstanding Ordinary Shares of the Company, only a fraction of the vote will be allowed so as not to exceed ten percent. Generally, the Company’s directors have absolute discretion to decline to register any transfer of shares. All transfers are subject to the restriction that they may not increase to ten percent or higher the proportion of issued Ordinary Shares owned by any shareholder.

d) Dividends declared

Dividends declared on Ordinary Shares amounted to $0.82, $0.74 and $0.66 per Ordinary Share for the years ended December 31, 2004, 2003 and 2002, respectively. Dividends declared on preferred shares amounted to $45 million and $23 million for the years ended December 31, 2004 and 2003, respectively. Dividends declared on Mezzanine equity amounted to $9.8 million for the year ended December 31, 2003, and $26 million for the year ended December 31, 2002.

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

Defined contribution plans (including (401(k))

Under these plans, employees’ contributions may be supplemented by ACE matching contributions based on the level of employee contribution. These contributions are invested at the election of each employee in one or more of several investment portfolios offered by a third party investment advisor. In addition, the Company may provide additional matching contributions, depending on its annual financial performance. Expenses for these plans totaled $60 million, $54 million and $43 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Defined benefit plans

The Company maintains non-contributory defined benefit plans that cover certain foreign employees, principally located in Europe and Asia. The Company does not provide any such plans to U.S. based employees. Benefits under these plans are based on employees’ years of service and compensation during final years of service. All underlying defined benefit plans are subject to periodic actuarial valuation by qualified local actuarial firms. The Company funds the plans at the amount required by local tax and legal requirements for sponsoring a defined benefit retirement plan. The accumulated benefit obligation is compared to plan assets, both as defined in FAS No. 87, “Employers’ Accounting for Pensions”, and any resulting deficiency is recorded as an additional liability.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

The status of the defined benefit pension plans at December 31, 2004 and 2003 is as follows:

(in thousands of U.S. dollars)	2004	2003
Change in projected benefit obligation
Projected benefit obligation, at beginning of year	$327,478	$290,364
Service cost	5,897	5,418
Interest cost	18,776	15,231
Actuarial (gain) loss	52,253	(703)
Benefits paid	(20,107)	(12,184)
Foreign currency losses	25,918	28,888
Special termination benefit	2,550	–
Plan participants’ contributions	115	106
Plan amendments	–	358
Projected benefit obligation, at end of year	$412,880	$327,478
Change in plan assets
Fair value of plan assets, at beginning of year	$199,114	$160,839
Actual return on plan assets	25,779	22,502
Employer contribution	22,569	10,719
Benefits paid	(20,107)	(12,184)
Foreign currency gains	18,030	17,132
Other transfers to defined contribution plan	(781)	–
Plan participants’ contributions	115	106
Fair value of plan assets, at end of year	$244,719	$199,114
Reconciliation of funded status
Funded status	$(168,158)	$(128,364)
Unrecognized net actuarial loss	117,961	79,760
Unrecognized past service	1,319	1,070
Unrecognized transition asset	117	122
Prepaid (accrued) benefit cost	$(48,761)	$(47,412)
Amounts recognized in the consolidated balance sheets
Prepaid benefit cost	$18,798	$21,369
Accrued benefit liability	(67,559)	(68,781)
Intangible asset	1,061	1,142
Additional minimum liability	(98,361)	(55,524)
Accumulated other comprehensive income	97,300	54,382
Prepaid (accrued) benefit cost	$(48,761)	$(47,412)
Components of net benefit cost
Service cost	$6,678	$5,418
Interest cost	18,776	15,231
Expected return on plan assets	(12,275)	(11,898)
Amortization of net transition asset	6	6
Amortization of prior service cost	128	97
Amortization of net actuarial loss	4,887	6,013
Special termination benefit	2,550	–
Net benefit cost	$20,750	$14,867

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

At December 31, 2004 and 2003, the accumulated benefit obligation with respect to all of the Company’s defined benefit plans is $382 million and $303 million, respectively.

Following are the key assumptions used in the actuarial determination of the projected benefit obligation and net benefit cost:

	2004	2003
Weighted-average assumptions as of December 31
Discount rate	4.73%	4.84%
Expected rate of return on plan assets	5.67%	6.69%
Rate of future compensation increase	3.96%	4.40%

The Company’s defined benefit pension plan asset allocation at December 31, 2004 and 2003, target allocation for 2005, and expected long-term rate of return by asset category are as follows:

Asset Category	Target Allocation 2005	Percentage of Plan Assets at December 31, 2004	Percentage of Plan Assets at December 31, 2003	Weighted average Long- Term Rate of Return 2004
Equity Securities	60 – 70%	64%	67%	7%
Debt Securities	30 – 40%	34%	26%	5%
Other	Less than 5%	2%	7%	5%
Total	100%	100%	100%	6%

For those plans in which equity securities comprise a majority of invested assets, the Company’s strategy is to reduce the allocation of equity securities and increase the allocation of debt securities, in part, to align the investment portfolio with the aging of participants. To implement the strategy, new contributions, as well as favorable investment performance, are planned to be principally invested in debt securities.

Assumptions about long term expected rates of return on plan assets are based on the historical differential between equities and government bonds. For debt securities, the expected rate of return is based on AA-rated long-term bonds of the local market for each pension plan. For equity securities, the expected rate of return is comprised of a factor based on the historical rates of government bonds of the local market for each pension plan plus a factor for the historical out-performance of equity securities relative to government bonds. For cash and short-term investments, included in “other” in the above table, the expected rate of return was also based on government bonds of the local market for each pension plan, with some adjustment to reflect historical performance of this class.

The measurement date used to determine the majority of pension assets and benefit obligations is December 31, 2004.

The defined benefit pension plan contribution for 2005 is expected to be $20.8 million, approximately $19.7 million of which is estimated to be needed to satisfy minimum funding requirements.

Benefit payments during 2004 and 2003 were approximately $20.1 million and $12.2 million, respectively. Payments during 2004 included $9.5 million paid to employees as part of an early retirement program. Expected future payments are as follows:

(in thousands of U.S. dollars)
Year ending December 31, 2005	$10,640
2006	10,745
2007	11,700
2008	14,505
2009	15,260
2010 – 2014	86,700

b) Options and stock appreciation rights

During 2004, the Company established the ACE Limited 2004 Long-Term Incentive Plan (the “Plan”). Once the Plan was approved by stockholders, it became effective February 25, 2004. It will continue in effect until terminated by the Board. This plan replaces the existing ACE Limited 1995 Long-Term Incentive Plan, the ACE Limited 1995 Outside Directors Plan, the ACE Limited 1998 Long-Term Incentive Plan, and the ACE Limited 1999 Replacement Long-Term Incentive Plan except

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

as to outstanding awards. The Plan includes stock options, stock appreciation rights, restricted stock awards and stock purchase programs. At December 31, 2004, there were 15.7 million Ordinary Shares of the Company available for award under the Plan. Stock options granted under the Plan or any of the plans that it replaced may be exercised for Ordinary Shares of the Company upon vesting. Under these incentive plans, generally, options expire ten years after the award date and vest in equal portions over three years.

Following is a summary of options issued and outstanding for the years ended December 31, 2004, 2003 and 2002:

	Year of Expiration	Average Exercise Price	Options for Ordinary Shares
Balance at December 31, 2001			17,070,630
Options granted	2012	$42.57	5,220,693
Options exercised	2003 – 2012	$40.01	(2,232,985)
Options forfeited	2006 – 2012	$33.22	(746,051)
Balance at December 31, 2002			19,312,287
Options granted	2013	$28.13	4,021,112
Options exercised	2003 – 2012	$34.85	(4,215,968)
Options forfeited	2003 – 2013	$37.98	(726,295)
Balance at December 31, 2003			18,391,136
Options granted	2014	$43.40	2,287,614
Options exercised	2004 – 2014	$42.71	(3,550,572)
Options forfeited	2006 – 2014	$40.82	(890,460)
Balance at December 31, 2004			16,237,718

The following table summarizes the range of exercise prices for outstanding options at December 31, 2004.

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$11.88 – $15.00	192,775	0.89 years	$11.93	192,775	$11.93
$15.00 – $30.00	6,912,580	5.54 years	$25.56	4,864,057	$24.70
$30.00 – $44.60	9,132,363	7.33 years	$40.56	5,053,842	$39.21
	16,237,718			10,110,674

Consistent with APB 25, for the years ended December 31, 2004, 2003, and 2002, the Company has not recognized expense related to its employee stock options. There were no stock appreciation rights granted in 2004, 2003 or 2002. Refer to Note 2(q) for a description of the new accounting pronouncement that will change the Company’s accounting for employee stock options and stock appreciation rights effective July 1, 2005.

c) Employee stock purchase plan

The Company maintains an employee stock purchase plan (ESPP). Participation in the plan is available to all eligible employees. Maximum annual purchases by participants are limited to the number of whole shares that can be purchased by an amount equal to ten percent of the participant’s compensation or $25,000, whichever is less. Participants may purchase shares at a purchase price equal to 85 percent of the lesser of (i) the fair market value of the stock on first day of the subscription period; or (ii) the fair market value of the stock on the last day of the subscription period. Pursuant to the provisions of the ESPP, during 2004, 2003 and 2002, employees paid $7.7 million, $7.3 million and $7.5 million, respectively to purchase 239,776 shares, 288,726 shares and 252,619 shares respectively.

Consistent with APB 25, for the years ended December 31, 2004, 2003, and 2002, the Company has not recognized expense related to its employee stock purchase plan. Refer to Note 2(q) for a description of the new accounting pronouncement that will change the Company’s accounting for the employee stock purchase plan effective July 1, 2005.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

d) Restricted stock awards

Under the Company’s long-term incentive plans, 1,619,626 restricted Ordinary Shares were awarded during the year ended December 31, 2004, to officers of the Company and its subsidiaries. These shares vest at various dates through December 2008. In addition, during the year, 30,361 restricted Ordinary Shares were awarded to outside directors under the terms of the 1995 Outside Directors Plan. These shares vest in May 2005.

Under the Company’s long-term incentive plans 1,720,589 restricted Ordinary Shares were awarded during the year ended December 31, 2003, to officers of the Company and its subsidiaries. These shares vest at various dates through December 2007. In addition, during 2003, 11,165 restricted Ordinary Shares were awarded to outside directors under the terms of the 1995 Outside Directors Plan. These shares vested in May 2004.

At the time of grant the market value of the shares awarded under these grants is recorded as unearned stock grant compensation and is presented as a separate component of shareholders’ equity. The unearned compensation is charged to income over the vesting period using the accelerated method.

e) Deferred compensation obligation

The Company maintains a rabbi trust for deferred compensation plans for key employees and executive officers. Assets of the rabbi trust are consolidated with those of the Company, and the value of the Company’s stock held in the rabbi trust should be classified in shareholders’ equity and accounted for at historical cost in a manner similar to treasury stock. The shares issued by the Company to the rabbi trust are recorded in Ordinary Shares issued to employee trust and the obligation has been recorded in deferred compensation obligation. Both are components of shareholders’ equity.

13. Fair value of financial instruments

FAS No. 107, “Disclosures about Fair Value of Financial Instruments” (FAS 107) requires disclosure of fair value information about financial instruments, for which it is practicable to estimate such fair value. In the normal course of business, the Company invests in various financial assets, incurs various financial liabilities and enters into agreements involving derivative securities. Fair values are disclosed for all financial instruments, for which it is practicable to estimate fair value, whether or not such values are recognized in the consolidated balance sheets. Fair values of financial instruments are based on quoted market prices where available. Fair values of financial instruments for which quoted market prices are not available are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rates and the estimated amounts and timing of future cash flows. In such instances, the derived fair value estimates cannot be substantiated by comparison to independent markets and are not necessarily indicative of the amounts that would be realized in a current market exchange. Certain financial instruments, particularly insurance contracts, are excluded from fair value disclosure requirements.

The following methods and assumptions were used by the Company in estimating the fair value of financial assets and liabilities:

(i)	Fair values of fixed maturities and securities on loan, with active markets are based on quoted market prices. For fixed maturities, and securities on loan, that trade in less active markets, fair values are obtained from independent pricing services. Fair values of fixed maturities are principally a function of current interest rates. Care should be used in evaluating the significance of these estimated market values which can fluctuate based on such factors as interest rates, inflation, monetary policy and general economic conditions.
(ii)	Fair values of equity securities with active markets are based on quoted market prices. For other equity securities, fair values are based on external market valuations.
(iii)	The carrying value of short-term investments, and securities lending collateral, approximates fair value due to the short maturities of these investments.
(iv)	Fair values for other investments, principally direct investments, investments in investment funds and investments in limited partnerships, are based on the net asset value or financial statements provided by the investment manager.
(v)	Where practical, fair values for short-term debt, long-term debt and trust preferred securities were estimated using discounted cash flow calculations based upon the Company’s incremental borrowing rates for similar types of borrowings with maturities consistent with those remaining for the debt being valued.
(vi)	For investment derivative instruments, including futures, options, interest rate swaps, and spread lock swaps, the Company is generally able to obtain quoted market prices to determine fair value.
(vii)	The fair value of GMIB reinsurance is estimated using an internal valuation model. Inputs to the model include a number of factors such as valuation date yield curve, volatility assumptions, asset class correlations, allocation of investments underlying annuitant account value, and policyholder behavior assumptions. This model and the related assumptions are continuously reevaluated by management and enhanced, as appropriate, based upon improvements in modeling techniques and availability of more timely market information, such as market conditions and demographics of in-force annuities.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

The carrying values and fair values of financial instruments at December 31, 2004, were as follows:

	2004
(in millions of U.S. dollars)	Fair Value	Carrying Amount
Financial assets:
Fixed maturities	$21,739	$21,739
Equity securities	1,229	1,229
Securities on loan	1,038	1,038
Short-term investments	3,199	3,199
Other investments	504	504
Financial liabilities:
Securities lending collateral	1,059	1,059
Short-term debt	146	146
Long-term debt	2,035	1,849
Trust preferred securities	499	412
Investment derivative instrument	859	859
Guaranteed minimum income benefits	29	29

14. Other (income) expense

The following table details the components of other (income) expense as reflected in the consolidated statements of operations for the years ended December 31, 2004, 2003 and 2002.

(in thousands of U.S. dollars)	2004	2003	2002
Equity in net income of partially-owned companies	$(42,364)	$(6,030)	$(5,244)
Minority interest expense	22,641	17,650	3,463
Goodwill impairment	12,963	6,029	–
Other	9,056	9,613	22,333
Other (income) expense	$2,296	$27,262	$20,552

In 2004, equity in net income of partially-owned companies includes $46.2 million of income related to Assured Guaranty. Other for 2004 includes compensation expense in connection with the settlement of ACE stock awards held by the employees of Assured Guaranty. Other for 2003 related to charges for commutation of a reinsurance contract. In 2004 and thereafter, these charges are included in Corporate. Included in other for 2002 was $25 million in debt prepayment expense on the ACE INA Subordinated Notes due in 2009.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

15. Earnings per share

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2004, 2003 and 2002.

(in thousands of U.S. dollars, except share and per share data)	2004	2003	2002
Numerator:
Net income	$1,139,089	$1,417,482	$76,549
Dividends on Preferred Shares	(44,972)	(26,236)	–
Dividends on Mezzanine equity	–	(9,773)	(25,662)
Net income available to holders of Ordinary Shares	$1,094,117	$1,381,473	$50,887
Denominator:
Denominator for basic earnings per share:
Weighted average shares outstanding	280,271,225	270,620,114	260,535,836
Dilutive effect of Mezzanine equity	–	–	2,874,870
Effect of other dilutive securities	5,214,247	5,035,855	6,459,317
Denominator for diluted earnings per share:
Adjusted weighted average shares outstanding and assumed conversions	285,485,472	275,655,969	269,870,023
Basic earnings per share	$3.90	$5.10	$0.19
Diluted earnings per share	$3.83	$5.01	$0.19

16. Taxation

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

The income tax provision below includes income tax expense of $13.3 million which relates to federal income taxes incurred from the transfer of ACE’s U.S. financial and mortgage guaranty operations to Assured Guaranty and attributed to the Assured Guaranty shares sold by the Company (see Note 3). The income tax expense results from a higher basis in the assets of the transferred subsidiaries for financial reporting purposes compared to the corresponding tax basis. In connection with its sale and pursuant to a tax allocation agreement, Assured Guaranty has made a tax election that has the effect of increasing the tax basis of tangible and intangible assets to fair value. Future tax benefits that Assured Guaranty derives from this election (338(h)(10)) will be payable to ACE and recognized by ACE when realized by Assured Guaranty. In the fourth quarter the Company accrued $5.4 million related to this election and recorded tax expense of $1.9 million.

ACE Prime Holdings and its respective subsidiaries are subject to income taxes imposed by U.S. authorities and file a consolidated U.S. tax return. Should ACE Prime Holdings pay a dividend to the Company, withholding taxes will apply. Currently, however, no withholding taxes are accrued with respect to such unremitted earnings as management has no intention of subjecting these earnings to withholding tax. The cumulative amount that would be subject to withholding tax if distributed, as well as the determination of the associated tax liability are not practicable to compute, however, such amount would be material to the Company. Certain international operations of the Company are also subject to income taxes imposed by the jurisdictions in which they operate.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

The Company is not subject to taxation other than as stated above. There can be no assurance that there will not be changes in applicable laws, regulations or treaties, which might require the Company to change the way it operates or become subject to taxation.

The income tax provision for the years ended December 31, 2004, 2003 and 2002 is as follows:

(in thousands of U.S. dollars)	2004	2003	2002
Current tax expense	$296,186	$72,297	$29,432
Deferred tax expense (benefit)	(20,503)	206,050	(145,120)
Provision for income taxes	$275,683	$278,347	$(115,688)

The weighted average expected tax provision has been calculated using pre-tax accounting income (loss) in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. A reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate for the years ended December 31, 2004, 2003 and 2002, is provided below.

(in thousands of U.S. dollars)	2004	2003	2002
Expected tax provision at weighted average rate	$242,789	$274,624	$(121,639)
Permanent differences
Tax-exempt interest	(9,868)	(16,018)	(16,917)
Sale of Assured Guaranty	35,011	–	–
Other	(5,546)	3,334	9,166
Goodwill	5,070	2,110	–
Net withholding taxes	8,227	14,297	13,702
Total provision for income taxes	$275,683	$278,347	$(115,688)

The components of the net deferred tax asset as of December 31, 2004 and 2003 are as follows:

(in thousands of U.S. dollars)	2004	2003
Deferred tax assets
Loss reserve discount	$595,162	$518,443
Unearned premium reserve	142,540	114,521
Foreign tax credits	431,437	204,052
Investments	127,078	92,898
Bad debts	171,432	152,619
Net operating loss carry-forward	228,264	412,469
Other, net	72,959	81,703
Total deferred tax assets	1,768,872	1,576,705
Deferred tax liabilities
Deferred policy acquisition costs	131,805	163,199
Unrealized appreciation on investments	135,158	174,547
Unremitted foreign earnings	251,122	52,062
Total deferred tax liabilities	518,085	389,808
Valuation allowance	89,563	97,092
Net deferred tax asset	$1,161,224	$1,089,805

The valuation allowance of $89.6 million at December 31, 2004 and $97.1 million at December 31, 2003, reflects management’s assessment, based on available information, that it is more likely than not that a portion of the deferred tax asset will not be realized due to the inability of certain foreign subsidiaries to generate sufficient taxable income or the inability to utilize foreign tax credits. Adjustments to the valuation allowances are made when there is a change in management’s assessment of the amount of deferred tax asset that is realizable. Of the $7.5 million net reduction in the valuation

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

allowance during the year, $10 million relates to the business that transferred from the Company to Assured Guaranty and $2.5 million relates to the change in the excess of tax basis over financial reporting basis of a foreign subsidiary due to currency translation adjustments.

At December 31, 2004, the Company has net operating loss carryforwards for U.S. federal income tax purposes of approximately $652 million. The net operating loss carryforwards are available to offset future U.S. federal taxable income and, if unutilized, will expire in the years 2021-2022. In addition, the Company has a foreign tax credit carryforward in the amount of $50 million which, if unutilized, will expire in the years 2011-2014. The Company has an alternative minimum tax credit carryforward of $20.8 million which can be carried forward indefinitely.

The federal tax returns for the Company’s U.S. operations for taxable years through 2001 have been under audit by the Internal Revenue Service. Management believes adequate provision has been made in the financial statements for any potential assessments that may result from this audit and other tax-related matters for all open tax years.

American Jobs Creation Act of 2004

On October 22, 2004, the American Jobs Creation Act (the Act) was signed into law by the President of the United States. The Act provides for the election of a special one-time tax deduction of 85 percent of certain foreign earnings that are repatriated (as defined in the Act) under a Domestic Reinvestment Plan to its United States parent corporation in either the parent’s last tax year that began before the enactment date, or the first tax year that begins during the one-year period beginning on the date of enactment. The Company may apply the provisions of the Act to certain of its applicable subsidiaries.

The Company is in the process of evaluating the effects of the repatriation provisions. The Act includes several provisions for which the United States Treasury has indicated it will issue further guidance, or for which issues have been raised that may require a technical correction to the Act. In January of 2005, the United States Treasury issued its first guidance on selected provisions of the Act, and it expects to issue additional guidance in early 2005.

During February of 2005, foreign earnings of approximately $42 million were repatriated subject to a limited Domestic Reinvestment Plan that would qualify under the Act based on guidance issued in January of 2005. The estimated tax benefit associated with this repatriation if the Act provisions are elected is approximately $3 million to $4 million due to the reduction of the net deferred tax liability associated with repatriated earnings.

Additional repatriations up to the limitation under the Act of $500 million may be completed through the remainder of 2005. Subject to the completion of the evaluation and expected technical guidance or corrections, the Company is not in a position to decide whether, and to what extent, the Company might repatriate foreign earnings that have not yet been remitted to the U.S. as well as determine the associated tax impact as a result of the Act. However, the Company anticipates that the tax impact would be a reduction of the net deferred tax liability associated with the unremitted earnings. The Company expects to finalize its assessment of the Act after the expected United States Treasury Guidance has been issued.

17. Statutory financial information

The Company’s insurance and reinsurance subsidiaries are subject to insurance laws and regulations in the jurisdictions in which they operate. These regulations include restrictions that limit the amount of dividends or other distributions, such as loans or cash advances, available to shareholders without prior approval of the insurance regulatory authorities. Statutory capital and surplus of the Bermuda subsidiaries was $5.5 billion at December 31, 2004, $3.6 billion at December 31, 2003 and $3.1 billion at December 31, 2002. Statutory net income was $1.5 billion, $722 million and $486 million for the years ended December 31, 2004, 2003 and 2002, respectively.

There are no statutory restrictions on the payment of dividends from retained earnings by any of the Bermuda subsidiaries as the minimum statutory capital and surplus requirements are satisfied by the share capital and additional paid-in capital of each of the Bermuda subsidiaries.

The Company’s U.S. subsidiaries file financial statements prepared in accordance with statutory accounting practices prescribed or permitted by insurance regulators. In 1998, the National Association of Insurance Commissioners (NAIC) adopted the Codification of Statutory Accounting Principles guidance (the Codification), which replaced the Accounting Practices and Procedures manual as the NAIC’s primary guidance on statutory accounting as of January 1, 2001. The Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in some areas. All states and Puerto Rico have adopted the Codification guidance, effective January 1, 2001.

Statutory accounting differs from GAAP in the reporting of certain reinsurance contracts, investments, subsidiaries, acquisition expenses, fixed assets, deferred income taxes and certain other items. As permitted by the Restructuring

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

mentioned previously, certain of the Company’s U.S. subsidiaries discount certain asbestos-related and environmental liabilities, which increase statutory surplus by approximately $257 million and $183 million as of December 31, 2004 and 2003, respectively. Combined statutory surplus of the Company’s U.S. subsidiaries was $2.3 billion, $2.7 billion and $2.1 billion at December 31, 2004, 2003 and 2002, respectively. The combined statutory net income (loss) of these operations was $(66) million, $434 million and $(86) million for the years ended December 31, 2004, 2003 and 2002, respectively. The statutory surplus of the U.S. subsidiaries met regulatory requirements. The amount of dividends that would be available to be paid in 2005 without prior approval from the state insurance departments total $148 million.

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

18. Information provided in connection with outstanding debt of subsidiaries

The following tables present condensed consolidating financial information at December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002, for ACE Limited (the “Parent Guarantor”) and its “Subsidiary Issuers”. The Subsidiary Issuers are direct or indirect wholly-owned subsidiaries of the Parent Guarantor. At December 31, 2004, the Subsidiary Issuer was ACE INA Holdings, Inc. and at December 31, 2003, the Subsidiary Issuers were ACE INA Holdings, Inc. and ACE Financial Services, Inc. (formerly Capital Re Corporation), parent company of Capital Re LLC. On July 12, 2004, ACE Financial Services, Inc. redeemed all $75 million of its trust preferred securities (see Note 9(h)). Investments in subsidiaries are accounted for by the Parent Guarantor and the Subsidiary Issuers under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings. The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuers.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

Condensed Consolidating Balance Sheet at December 31, 2004

(in thousands of U.S. dollars)	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	ACE Limited Consolidated
Assets
Investments	$34,745	$14,200,200	$14,271,113	$–	$28,506,058
Cash	6,327	252,048	275,620	–	533,995
Insurance and reinsurance balances receivable	–	2,524,354	748,136	–	3,272,490
Reinsurance recoverable	–	14,037,263	1,216,633	–	15,253,896
Goodwill	–	2,130,908	481,541	–	2,612,449
Investments in subsidiaries	10,491,718	–	–	(10,491,718)	–
Other assets	83,061	5,106,363	974,124	–	6,163,548
Total assets	$10,615,851	$38,251,136	$17,967,167	$(10,491,718)	$56,342,436
Liabilities
Unpaid losses and loss expenses	$–	$23,231,132	$8,281,489	$–	$31,512,621
Unearned premiums	–	4,416,338	1,506,630	–	5,922,968
Future policy benefits for life and annuity contracts	–	–	509,005	–	509,005
Due (to) from subsidiaries and affiliates, net	123,689	21,793	(21,793)	(123,689)	–
Short-term debt	–	142,321	3,974	–	146,295
Long-term debt	499,620	1,099,307	250,000	–	1,848,927
Trust preferred securities	–	412,373	–	–	412,373
Other liabilities	156,730	4,449,497	1,548,208	–	6,154,435
Total liabilities	780,039	33,772,761	12,077,513	(123,689)	46,506,624
Total shareholders’ equity	9,835,812	4,478,375	5,889,654	(10,368,029)	9,835,812
Total liabilities and shareholders’ equity	$10,615,851	$38,251,136	$17,967,167	$(10,491,718)	$56,342,436

(1) Includes all other subsidiaries of ACE Limited and intercompany eliminations.

(2) Includes ACE Limited parent company eliminations.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

Condensed Consolidating Balance Sheet at December 31, 2003

(in thousands of U.S. dollars)	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	ACE Financial Services, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	ACE Limited Consolidated
Assets
Investments	$16,903	$10,351,235	$1,184,969	$11,893,092	$–	$23,446,199
Cash	27,260	167,667	23,112	343,611	–	561,650
Insurance and reinsurance balances receivable	–	2,015,186	28,433	792,997	–	2,836,616
Reinsurance recoverable	–	12,055,309	–	2,025,407	–	14,080,716
Goodwill	–	2,130,908	96,723	483,199	–	2,710,830
Investments in subsidiaries	9,056,845	–	152,000	(152,000)	(9,056,845)	–
Due (to) from subsidiaries and affiliates, net	349,617	(17,929)	(46,819)	64,748	(349,617)	–
Other assets	53,430	4,526,075	181,774	1,155,503	–	5,916,782
Total assets	$9,504,055	$31,228,451	$1,620,192	$16,606,557	$(9,406,462)	$49,552,793
Liabilities
Unpaid losses and loss expenses	$–	$18,996,890	$110,259	$8,047,689	$–	$27,154,838
Unearned premiums	–	3,757,093	389,027	1,904,668	–	6,050,788
Future policy benefits for life and annuity contracts	–	–	–	491,837	–	491,837
Short-term debt	–	545,727	–	–	–	545,727
Long-term debt	499,451	599,751	–	250,000	–	1,349,202
Trust preferred securities	–	400,000	75,000	–	–	475,000
Other liabilities	169,808	3,192,513	128,109	1,160,175	–	4,650,605
Total liabilities	669,259	27,491,974	702,395	11,854,369	–	40,717,997
Total shareholders’ equity	8,834,796	3,736,477	917,797	4,752,188	(9,406,462)	8,834,796
Total liabilities and shareholders’ equity	$9,504,055	$31,228,451	$1,620,192	$16,606,557	$(9,406,462)	$49,552,793

(1) Includes all other subsidiaries of ACE Limited and intercompany eliminations.

(2) Includes ACE Limited parent company eliminations.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

Condensed Consolidating Statement of Operations

For the year ended December 31, 2004 (in thousands of U.S. dollars)	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	ACE Limited Consolidated
Net premiums written	$–	$6,734,009	$4,794,337	$–	$11,528,346
Net premiums earned	–	6,237,930	4,898,544	–	11,136,474
Net investment income	5,089	484,641	515,575	(4,496)	1,000,809
Equity in earnings of subsidiaries	1,273,287	–	–	(1,273,287)	–
Net realized gains (losses)	7,268	58,991	128,583	–	194,842
Losses and loss expenses	–	4,467,805	3,246,329	–	7,714,134
Life and annuity benefits	–	–	172,113	–	172,113
Policy acquisition costs and administrative expenses	120,486	1,574,739	1,164,871	(14,270)	2,845,826
Interest expense	25,360	136,368	25,394	(4,138)	182,984
Other (income) expense	–	7,537	(5,241)	–	2,296
Income tax expense	709	195,924	79,050	–	275,683
Net income	$1,139,089	$399,189	$860,186	$(1,259,375)	$1,139,089

Condensed Consolidating Statement of Operations

For the year ended December 31, 2003 (in thousands of U.S. dollars)	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	ACE Financial Services, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	ACE Limited Consolidated
Net premiums written	$–	$5,174,709	$258,547	$4,781,752	$–	$10,215,008
Net premiums earned	–	4,736,025	177,400	4,688,958	–	9,602,383
Net investment income	18,441	364,902	47,179	449,583	(17,764)	862,341
Equity in earnings of subsidiaries	1,553,458	–	–	–	(1,553,458)	–
Net realized gains (losses)	(5,946)	47,111	52,328	158,787	–	252,280
Losses and loss expenses	–	3,309,348	56,706	2,751,348	–	6,117,402
Life and annuity benefits	–	–	–	181,077	–	181,077
Policy acquisition costs and administrative expenses	109,837	1,207,820	72,331	1,137,859	(9,838)	2,518,009
Interest expense	33,304	129,977	6,681	21,668	(14,205)	177,425
Other (income) expense	–	3,101	–	24,161	–	27,262
Income tax expense	5,330	169,817	40,374	62,826	–	278,347
Net income	$1,417,482	$327,975	$100,815	$1,118,389	$(1,547,179)	$1,417,482

(1) Includes all other subsidiaries of ACE Limited and intercompany eliminations.

(2) Includes ACE Limited parent company eliminations.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

Condensed Consolidating Statement of Operations

For the year ended December 31, 2002 (in thousands of U.S. dollars)	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	ACE Financial Services, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated
Net premiums written	$–	$3,919,544	$124,618	$4,024,136	$–	$8,068,298
Net premiums earned	–	3,216,854	112,421	3,501,229	–	6,830,504
Net investment income	46,848	319,638	46,778	419,501	(30,624)	802,141
Equity in earnings of subsidiaries	215,437	–	–	–	(215,437)	–
Net realized gains (losses)	(79,480)	(161,691)	(29,681)	(218,237)	–	(489,089)
Losses and loss expenses	–	2,775,631	24,512	2,106,367	–	4,906,510
Life and annuity benefits	–	–	–	158,118	–	158,118
Policy acquisition costs and administrative expenses	71,018	847,766	49,699	939,302	(3,764)	1,904,021
Interest expense	27,431	149,065	11,892	20,658	(15,552)	193,494
Other (income) expense	–	28,362	–	(7,810)	–	20,552
Income tax expense (benefit)	7,807	(155,871)	5,908	26,468	–	(115,688)
Net income (loss)	$76,549	$(270,152)	$37,507	$459,390	$(226,745)	$76,549

(1) Includes all other subsidiaries of ACE Limited and intercompany eliminations.

(2) Includes ACE Limited parent company eliminations.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the year ended December 31, 2004 (in thousands of U.S. dollars)	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	ACE Limited Consolidated
Net cash flows from (used for) operating activities	$(64,216)	$2,816,689	$2,200,865	$4,953,338
Cash flows used for investing activities
Purchases of fixed maturities	(39,260)	(11,843,138)	(13,447,219)	(25,329,617)
Purchases of equity securities	–	(508,644)	(572,568)	(1,081,212)
Sales of fixed maturities	21,270	8,818,497	11,449,592	20,289,359
Sales of equity securities	–	372,354	155,056	527,410
Net proceeds from the settlement of investment derivatives	7,438	–	24,970	32,408
Capitalization of subsidiaries	(637,051)	360,437	276,614	–
Dividends received from subsidiaries	486,108	–	(486,108)	–
Sale of subsidiary (net of cash sold of $82 million)	–	–	958,564	958,564
Other	–	(47,636)	(151,127)	(198,763)
Net cash flows used for investing activities	$(161,495)	$(2,848,130)	$(1,792,226)	$(4,801,851)
Cash flows from (used for) financing activities
Dividends paid on Ordinary Shares	(226,128)	–	–	(226,128)
Dividends paid on Preferred Shares	(44,849)	–	–	(44,849)
Net proceeds from (repayment of) short-term debt	–	(403,406)	3,974	(399,432)
Proceeds from exercise of options for Ordinary Shares	83,367	–	–	83,367
Proceeds from Ordinary Shares issued under ESPP	7,674	–	–	7,674
Net proceeds from issuance of long-term debt	–	499,565	–	499,565
Repayment of trust preferred securities	–	–	(75,000)	(75,000)
Advances (to) from affiliates	384,714	5,200	(389,914)	–
Net cash flows from (used for) financing activities	$204,778	$101,359	$(460,940)	$(154,803)
Effect of foreign currency rate changes on cash and cash equivalents	$–	$14,463	$(38,802)	$(24,339)
Net increase (decrease) in cash	(20,933)	84,381	(91,103)	(27,655)
Cash – beginning of year	27,260	167,667	366,723	561,650
Cash – end of year	$6,327	$252,048	$275,620	$533,995

(1) Includes all other subsidiaries of ACE Limited and intercompany eliminations.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the year ended December 31, 2003 (in thousands of U.S. dollars)	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	ACE Financial Services, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	ACE Limited Consolidated
Net cash flows from (used for) operating activities	$(160,168)	$2,156,309	$196,097	$1,991,819	$4,184,057
Cash flows used for investing activities
Purchases of fixed maturities	(2,003)	(7,351,386)	(416,883)	(12,725,029)	(20,495,301)
Purchases of equity securities	–	(107,213)	–	(57,161)	(164,374)
Sales of fixed maturities	59,845	4,072,454	240,401	11,249,486	15,622,186
Sales of equity securities	–	113,609	–	76,210	189,819
Maturities of fixed maturities	–	–	3,000	124,532	127,532
Net proceeds from (payments made on) the settlement of investment derivatives	(6,265)	–	–	40,429	34,164
Capitalization of subsidiaries	(741,018)	705,217	–	35,801	–
Dividends received from subsidiaries	503,044	–	–	(503,044)	–
Other	–	82,505	–	(118,008)	(35,503)
Net cash flows used for investing activities	$(186,397)	$(2,484,814)	$(173,482)	$(1,876,784)	$(4,721,477)
Cash flows from (used for) financing activities
Dividends paid on Ordinary Shares	(198,395)	–	–	–	(198,395)
Dividends paid on Preferred Shares	(22,550)	–	–	–	(22,550)
Net repayment of short-term debt		(213)	–	–	(213)
Proceeds from exercise of options for Ordinary Shares	62,097	–	–	–	62,097
Proceeds from Ordinary Shares issued under ESPP	7,353	–	–	–	7,353
Dividends paid on Mezzanine equity	(9,773)	–	–	–	(9,773)
Net proceeds from issuance of Preferred Shares	556,687	–	–	–	556,687
Advances (to) from affiliates	(23,744)	–	(4,000)	27,744	–
Net cash flows from (used for) financing activities	$371,675	$(213)	$(4,000)	$27,744	$395,206
Effect of foreign currency rate changes on cash and cash equivalents	$–	$18,224	$59	$22,226	$40,509
Net increase (decrease) in cash	25,110	(310,494)	18,674	165,005	(101,705)
Cash – beginning of year	2,150	478,161	4,438	178,606	663,355
Cash – end of year	$27,260	$167,667	$23,112	$343,611	$561,650

(1) Includes all other subsidiaries of ACE Limited and intercompany eliminations.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the year ended December 31, 2002 (in thousands of U.S. dollars)	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	ACE Financial Services, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	ACE Limited Consolidated
Net cash flows from (used for) operating activities	$(175,655)	$(153,076)	$67,222	$2,668,706	$2,407,197
Cash flows from (used for) investing activities
Purchases of fixed maturities	(53,613)	(3,719,650)	(651,029)	(13,525,531)	(17,949,823)
Purchases of equity securities	–	(85,164)	–	(133,688)	(218,852)
Sales of fixed maturities	399,456	3,106,157	577,428	11,865,380	15,948,421
Sales of equity securities	–	67,884	–	95,140	163,024
Maturities of fixed maturities	–	–	–	284,899	284,899
Settlement of an acquisition – related law suit	54,380	–	–	–	54,380
Capitalization of subsidiaries	(1,314,676)	1,280,691	100,000	(66,015)	–
Dividends received from subsidiaries	485,000	–	–	(485,000)	–
Other	–	(16,238)	–	(101,985)	(118,223)
Net payments made on the settlement of investment derivatives	–	–	–	(105,429)	(105,429)
Net cash flows from (used for) investing activities	$(429,453)	$633,680	$26,399	$(2,172,229)	$(1,941,603)
Cash flows from (used for) financing activities
Dividends paid on Ordinary Shares	(167,470)	–	–	–	(167,470)
Net proceeds from (repayment of) short-term debt	–	145,940	(100,000)	(395,408)	(349,468)
Proceeds from exercise of options for Ordinary Shares	44,562	–	–	–	44,562
Proceeds from Ordinary Shares issued under ESPP	7,472	–	–	–	7,472
Net proceeds from (repayment of) long-term debt	499,155	(100,000)	–	–	399,155
Repayment of trust preferred securities	–	(400,000)	–	–	(400,000)
Dividends paid on Mezzanine equity	(25,662)	–	–	–	(25,662)
Advances (to) from affiliates	216,676	(9,866)	9,866	(216,676)	–
Net cash flows from (used for) financing activities	$574,733	$(363,926)	$(90,134)	$(612,084)	$(491,411)
Effect on foreign currency rate changes on cash and cash equivalents	$–	$6,156	$(76)	$11,711	$17,791
Net increase (decrease) in cash	(30,375)	122,834	3,411	(103,896)	(8,026)
Cash – beginning of year	32,525	355,327	1,027	282,502	671,381
Cash – end of year	$2,150	$478,161	$4,438	$178,606	$663,355

(1) Includes all other subsidiaries of ACE Limited and intercompany eliminations.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

19. Segment information

The Company operates through four business segments: Insurance – North American, Insurance – Overseas General, Global Reinsurance and Financial Services. These segments distribute their products through various forms of brokers and agencies. Insurance – North American, Insurance – Overseas General and Global Reinsurance utilize direct marketing programs to reach clients. Additionally, Insurance – North American has formed internet distribution channels for some of its products and Global Reinsurance and Financial Services have established relationships with reinsurance intermediaries.

The Insurance – North American segment includes the operations of ACE USA, ACE Canada and ACE Bermuda, excluding the financial solutions business in both the U.S. and Bermuda, which are included in the Financial Services segment. These operations provide a broad range of property and casualty insurance and reinsurance products, including excess liability, excess property, professional lines, aerospace, accident and health coverages and claim and risk management products and services, to a diverse group of commercial and non-commercial enterprises and consumers. Subsequent to the IPO of Assured Guaranty, the title insurance business is included in the Insurance – North American segment. The operations of ACE USA also include the run-off operations, which include Brandywine, Commercial Insurance Services, residual market workers’ compensation business, pools and syndicates not attributable to a single business group, the run-off of open market facilities and the run-off results of various other smaller exited lines of business. Run-off operations do not actively sell insurance products, but are responsible for the management of existing policies and related claims.

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

The Global Reinsurance segment comprises ACE Tempest Re Bermuda, ACE Tempest Re USA and ACE Tempest Re Europe. These subsidiaries provide property catastrophe, casualty and property reinsurance. Subsequent to the IPO of Assured Guaranty, the trade credit business is included in the Global Reinsurance segment. Global Reinsurance also includes the operations of ACE Tempest Life Re. The principal business of ACE Tempest Life Re is to provide reinsurance coverage to other life insurance companies.

The Financial Services segment includes the financial solutions business in the U.S. and Bermuda and the Company’s share of Assured Guaranty’s earnings. Prior to the IPO of Assured Guaranty, the Financial Services segment included the financial guaranty business of ACE Guaranty Corp. and ACE Capital Re International. The financial results of the transferred business are included in the results of the Financial Services segment through April 28, 2004 (the date of the sale). Commencing April 29, 2004, the Company’s proportionate share of Assured Guaranty’s earnings is reflected in other (income) expenses in the Financial Services segment. The financial solutions business includes insurance and reinsurance solutions to complex risks that generally cannot be adequately addressed by the traditional insurance marketplace. It consists of securitization and risk trading, finite and structured risk products, and retroactive contracts in the form of loss portfolio transfers.

Corporate and other includes ACE Limited and ACE INA Holdings (Corporate) and intercompany eliminations. In addition, included in losses and loss expenses for 2004 are losses incurred in connection with the commutation of ceded reinsurance contracts that resulted from a differential between the consideration received from reinsurers and the related reduction of reinsurance recoverables, principally related to the time value of money. Due to the Company’s initiatives to reduce reinsurance recoverable balances and thereby encourage such commutations, losses recognized in connection with the commutation of ceded reinsurance contracts are generally not considered when assessing segment performance and accordingly, are directly allocated to Corporate. Additionally, the Company does not consider the development of loss reserves related to the September 11 tragedy in assessing segment performance as these loss reserves are managed by Corporate. Accordingly, the effect of the related loss reserve development on net income is reported within Corporate.

For segment reporting purposes, certain items have been presented in a different manner than in the consolidated financial statements. The following tables summarize the operations by segment for the years ended December 31, 2004, 2003 and 2002.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

Statement of Operations by Segment

For the year ended December 31, 2004 (in thousands of U.S. dollars)	Insurance – North American	Insurance – Overseas General	Global Reinsurance	Corporate and Other	Consolidated Property & Casualty(1)	Financial Services	ACE Consolidated
Gross premiums written	$8,124,326	$5,857,732	$1,571,394	$–	$15,553,452	$320,101	$15,873,553
Net premiums written	5,097,558	4,369,703	1,524,561	–	10,991,822	315,985	11,307,807
Net premiums earned	4,677,859	4,322,369	1,395,959	–	10,396,187	520,219	10,916,406
Losses and loss expenses	3,901,630	2,426,363	973,386	24,454	7,325,833	388,301	7,714,134
Policy acquisition costs	439,943	802,620	271,408	–	1,513,971	22,375	1,536,346
Administrative expenses	482,326	554,063	64,411	143,372	1,244,172	39,242	1,283,414
Underwriting income (loss)	(146,040)	539,323	86,754	(167,826)	312,211	70,301	382,512
Life
Gross premiums written	–	–	224,179	–	–	–	224,179
Net premiums written	–	–	220,539	–	–	–	220,539
Net premiums earned	–	–	220,068	–	–	–	220,068
Life and annuity benefits	–	–	172,113	–	–	–	172,113
Policy acquisition costs	–	–	21,881	–	–	–	21,881
Administrative expenses	–	–	4,185	–	–	–	4,185
Net investment income	–	–	32,691	–	–	–	32,691
Underwriting income	–	–	54,580	–	–	–	54,580
Net investment income	459,660	232,798	126,137	2,454	821,049	147,069	968,118
Net realized gains (losses)	123,704	46,732	34,483	7,238	212,157	(17,315)	194,842
Interest expense	20,894	–	210	157,002	178,106	4,878	182,984
Other (income) expense	4,631	25,316	(807)	(1,174)	27,966	(25,670)	2,296
Income tax expense (benefit)	67,969	237,641	14,533	(79,593)	240,550	35,133	275,683
Net income (loss)	$343,830	$555,896	$288,018	$(234,369)	$898,795	$185,714	$1,139,089

(1) Excludes life reinsurance business.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

Statement of Operations by Segment

For the year ended December 31, 2003 (in thousands of U.S. dollars)	Insurance – North American	Insurance – Overseas General	Global Reinsurance	Corporate and Other	Consolidated Property & Casualty(1)	Financial Services	ACE Consolidated
Gross premiums written	$6,895,185	$5,190,704	$1,311,885	$–	$13,397,774	$1,046,319	$14,444,093
Net premiums written	4,015,100	3,751,181	1,224,450	–	8,990,731	1,039,381	10,030,112
Net premiums earned	3,653,394	3,563,397	1,100,268	–	8,317,059	1,101,371	9,418,430
Losses and loss expenses	2,520,551	2,143,573	559,498	–	5,223,622	893,780	6,117,402
Policy acquisition costs	386,759	682,455	211,174	–	1,280,388	60,676	1,341,064
Administrative expenses	402,188	486,388	61,790	123,117	1,073,483	84,361	1,157,844
Underwriting income (loss)	343,896	250,981	267,806	(123,117)	739,566	62,554	802,120
Life
Gross premiums written	–	–	192,824	–	–	–	192,824
Net premiums written	–	–	184,896	–	–	–	184,896
Net premiums earned	–	–	183,953	–	–	–	183,953
Life and annuity benefits	–	–	181,077	–	–	–	181,077
Policy acquisition costs	–	–	15,874	–	–	–	15,874
Administrative expenses	–	–	3,227	–	–	–	3,227
Net investment income	–	–	33,540	–	–	–	33,540
Underwriting income	–	–	17,315	–	–	–	17,315
Net investment income	403,007	155,385	87,443	(17,781)	628,054	200,747	828,801
Net realized gains (losses)	39,570	(5,716)	33,320	(5,946)	61,228	191,052	252,280
Interest expense	21,400	119	72	149,996	171,587	5,838	177,425
Other (income) expense	13,979	7,132	(3,198)	9,613	27,526	(264)	27,262
Income tax expense (benefit)	179,966	79,232	13,770	(58,724)	214,244	64,103	278,347
Net income (loss)	$571,128	$314,167	$395,240	$(247,729)	$1,015,491	$384,676	$1,417,482

(1) Excludes life reinsurance business

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

Statement of Operations by Segment

For the year ended December 31, 2002 (in thousands of U.S. dollars)	Insurance – North American	Insurance – Overseas General	Global Reinsurance	Corporate and Other	Consolidated Property & Casualty(1)	Financial Services	ACE Consolidated
Gross premiums written	$6,116,356	$4,113,944	$887,069	$–	$11,117,369	$1,536,503	$12,653,872
Net premiums written	2,918,540	2,716,372	777,524	–	6,412,436	1,496,848	7,909,284
Net premiums earned	2,475,390	2,392,721	676,690	–	5,544,801	1,127,426	6,672,227
Losses and loss expenses	2,200,091	1,455,038	303,952	–	3,959,081	947,429	4,906,510
Policy acquisition costs	216,442	533,003	122,610	–	872,055	72,080	944,135
Administrative expenses	340,392	390,309	40,256	110,522	881,479	56,452	937,931
Underwriting income (loss)	(281,535)	14,371	209,872	(110,522)	(167,814)	51,465	(116,349)
Life
Gross premiums written	–	–	165,099	–	–	–	165,099
Net premiums written	–	–	159,014	–	–	–	159,014
Net premiums earned	–	–	158,277	–	–	–	158,277
Life and annuity benefits	–	–	158,118	–	–	–	158,118
Policy acquisition costs	–	–	16,553	–	–	–	16,553
Administrative expenses	–	–	5,402	–	–	–	5,402
Net investment income	–	–	27,005	–	–	–	27,005
Underwriting income	–	–	5,209	–	–	–	5,209
Net investment income	395,788	106,213	81,437	1,625	585,063	190,073	775,136
Net realized gains (losses)	(198,861)	(37,013)	(57,232)	(79,481)	(372,587)	(116,502)	(489,089)
Interest expense	22,158	785	319	159,302	182,564	10,930	193,494
Other (income) expense	(1,034)	(2,055)	(589)	25,587	21,909	(1,357)	20,552
Income tax expense (benefit)	(46,720)	(6,134)	783	(77,029)	(129,100)	13,412	(115,688)
Net income (loss)	$(59,012)	$90,975	$238,773	$(296,238)	$(30,711)	$102,051	$76,549

(1) Excludes life reinsurance business

Underwriting assets for property and casualty and financial services are reviewed in total by management for purposes of decision-making. The Company does not allocate assets to its segments. Assets are specifically identified for the life reinsurance operations and the corporate holding companies, including ACE Limited and ACE INA Holdings.

The following table summarizes the identifiable assets at December 31, 2004 and 2003.

(in millions of U.S. dollars)	2004	2003
Life reinsurance	$749	$698
Corporate	2,130	2,483
All other	53,463	46,372
Total assets	$56,342	$49,553

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

The following tables summarize the revenues of each segment by product offering for the years ended December 31, 2004, 2003 and 2002.

Net premiums earned by type of premium

Year ended December 31, 2004 (in millions of U.S. dollars)	Property & Casualty	Life, Accident & Health	Financial Guaranty	Financial Solutions	ACE Consolidated
Insurance – North American	$4,504	$174	$–	$–	$4,678
Insurance – Overseas General	3,363	959	–	–	4,322
Global Reinsurance	1,396	220	–	–	1,616
Financial Services	–	–	–	520	520
	$9,263	$1,353	$–	$520	$11,136
Year ended December 31, 2003
Insurance – North American	$3,308	$346	$–	$–	$3,654
Insurance – Overseas General	2,989	574	–	–	3,563
Global Reinsurance	1,100	184	–	–	1,284
Financial Services	–	–	328	$773	1,101
	$7,397	$1,104	$328	$773	$9,602
Year ended December 31, 2002
Insurance – North American	$2,350	$125	$–	$–	$2,475
Insurance – Overseas General	1,817	576	–	–	2,393
Global Reinsurance	677	158	–	–	835
Financial Services	–	–	282	845	1,127
	$4,844	$859	$282	$845	$6,830

a) The following table summarizes the Company’s gross premiums written by geographic region. Allocations have been made on the basis of location of risk.

Year Ended	North America	Europe	Australia & New Zealand	Asia Pacific	Latin America
2004	65%	21%	3%	7%	4%
2003	64%	22%	3%	7%	4%
2002	64%	21%	2%	8%	5%

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

20. Condensed unaudited quarterly financial data

2004

(in thousands of U.S. dollars, except per share data)	Quarter Ended March 31, 2004	Quarter Ended June 30, 2004	Quarter Ended September 30, 2004	Quarter Ended December 31, 2004
Net premiums earned	$2,599,677	$2,788,678	$2,853,284	$2,894,835
Net investment income	237,920	237,060	251,396	274,433
Net realized gains (losses)	57,261	42,202	(32,092)	127,471
Total revenues	$2,894,858	$3,067,940	$3,072,588	$3,296,739
Losses and loss expenses	$1,542,597	$1,724,276	$2,234,047	$2,213,214
Life and annuity benefits	$41,724	$44,398	$48,447	$37,544
Net income (loss)	$446,825	$413,009	$(2,620)	$281,875
Basic earnings (loss) per share	$1.56	$1.43	$(0.05)	$0.96
Diluted earnings (loss) per share	$1.53	$1.41	$(0.05)	$0.95

2003

(in thousands of U.S. dollars, except per share data)	Quarter Ended March 31, 2003	Quarter Ended June 30, 2003	Quarter Ended September 30, 2003	Quarter Ended December 31, 2003
Net premiums earned	$2,071,532	$2,306,592	$2,397,525	$2,826,734
Net investment income	206,412	211,947	214,689	229,293
Net realized gains (losses)	(40,089)	106,561	57,556	128,252
Total revenues	$2,237,855	$2,625,100	$2,669,770	$3,184,279
Losses and loss expenses	$1,282,833	$1,459,379	$1,518,478	$1,856,712
Life and annuity benefits	$48,499	$43,559	$44,524	$44,495
Net income	$247,444	$370,468	$354,965	$444,605
Basic earnings per share	$0.92	$1.35	$1.25	$1.56
Diluted earnings per share	$0.90	$1.32	$1.22	$1.53

21. Related party transactions

The ACE Foundation is an unconsolidated not-for-profit organization whose primary purpose is to fund charitable causes in Bermuda. The Trustees are principally comprised of ACE management. At December 31, 2004 and 2003, the Company maintained a non-interest bearing demand note receivable of $39 million from the ACE Foundation. The receivable is included in “Other assets” in the accompanying consolidated balance sheet. The borrower has used the related proceeds to finance investments in Bermuda real estate, some of which have been rented to ACE employees at rates established by independent, professional real estate appraisers, and intends to use income from the investments to both repay the note and fund future charitable activities. Accordingly, the Company reports the demand note at the lower of its principal value or the fair value of assets held by the borrower to repay the loan, including the real estate properties.

ACE provides certain general and administrative services to Assured Guaranty, including tax consulting and preparation services, internal audit services, human resources, information technology and other functions. In addition, Assured Guaranty leases office and residential property from ACE. For the period May 2004 through December 2004, the amount of fees paid for these services and rent paid for leased premises is $1.3 million. At December 31, 2004, the Company had a receivable of $6 million from Assured Guaranty which is included in “Other assets” in the accompanying consolidated balance sheet. See Note 3 for a further discussion of ACE’s interest in Assured Guaranty.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

ACE and Assured Guaranty have entered into a tax sharing agreement in connection with the sale of Assured Guaranty. Pursuant to the tax sharing agreement, Assured Guaranty and ACE are allowed to make an election under sections 338(g) and 338(h)(10) of the Internal Revenue Code of 1986, with the effect that the portion of the tax basis of Assured Guaranty’s assets covered by this election, will be increased to the deemed purchase price of the assets and an amount equal to such increase will be included in income in the consolidated federal income tax return filed by ACE.

Assured Guaranty has made the election which has the effect of increasing the tax basis of tangible and intangible assets to fair value. Future tax benefits that Assured Guaranty derives from this election will be payable to ACE and recognized by ACE when realized by Assured Guaranty. (See Note 16) In the event that any taxing authority successfully challenges any deductions reflected in the tax benefit payment to ACE, ACE will reimburse Assured Guaranty for the loss of the tax benefit and any related interest or penalties imposed upon them.

The tax sharing agreement provides that the tax benefit calculation for any period ending after the consummation of the IPO will not be less than the tax benefit calculated without giving effect to any items of income, expense, loss, deduction, credit or related carryovers or carrybacks from businesses conducted by Assured Guaranty or relating to their assets and liabilities other than those businesses conducted by them and those assets and liabilities existing immediately prior to the consummation of the IPO (taking into account any assets acquired from the U.S. affiliate of Company or its subsidiaries after the IPO and any liabilities incurred or assumed with respect to such assets). The tax sharing agreement further provides that Assured Guaranty will not enter into any transaction a significant effect of which is to reduce the amount payable to the U.S. affiliate of the Company under the tax sharing agreement.

SCHEDULE  I

ACE Limited and Subsidiaries

SUMMARY OF INVESTMENTS – OTHER THAN INVESTMENTS IN RELATED PARTIES

December 31, 2004 (in thousands of U.S. dollars)	Cost or Amortized Cost	Fair Value	Amount at which shown in the balance sheet
Fixed maturities:
Bonds:
U.S. Treasury and agency	$2,364,965	$2,379,744	$2,379,744
Foreign	5,249,458	5,376,028	5,376,028
Corporate securities	8,161,353	8,407,193	8,407,193
Mortgage-backed securities	4,985,652	5,010,061	5,010,061
States, municipalities and political subdivision	534,106	565,747	565,747
Total fixed maturities	21,295,534	21,738,773	21,738,773
Equity securities:
Common stock:
Public utilities	16,895	20,259	20,259
Banks, trust and insurance companies	187,497	210,755	210,755
Industrial, miscellaneous and all other	834,480	998,270	998,270
Total equity securities	1,038,872	1,229,284	1,229,284
Securities on loan	997,070	1,038,243	1,038,243
Short-term investments	3,199,377	3,199,169	3,199,169
Other investments	385,707	438,674	438,674
Total investments – other than investments in related parties	$26,916,560	$27,644,143	$27,644,143

SCHEDULE  II

ACE Limited and Subsidiaries

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS (Parent Company Only)

December 31, 2004 and 2003 (in thousands of U.S. dollars)	2004	2003
Assets
Investments in subsidiaries and affiliates on equity basis	$10,491,718	$9,056,845
Fixed maturities	–	9,451
Short-term investments	34,475	7,182
Other investments, at cost	270	270
Total investments	10,526,463	9,073,748
Cash	6,327	27,260
Other assets	83,061	53,430
Due from subsidiaries and affiliates, net	–	349,617
Total assets	$10,615,851	$9,504,055
Liabilities
Due to subsidiaries and affiliates, net	$123,689	$–
Accounts payable, accrued expenses and other liabilities	96,991	116,626
Dividends payable	59,739	53,182
Long-term debt	499,620	499,451
Total liabilities	780,039	669,259
Shareholders’ equity
Preferred Shares	2,300	2,300
Ordinary Shares	11,853	11,662
Additional paid-in capital	4,899,895	4,765,355
Unearned stock grant compensation	(56,836)	(44,912)
Retained earnings	4,242,174	3,380,619
Deferred compensation obligation	11,829	16,687
Accumulated other comprehensive income	736,426	719,772
Ordinary Shares issued to employee trust	(11,829)	(16,687)
Total shareholders’ equity	9,835,812	8,834,796
Total liabilities and shareholders’ equity	$10,615,851	$9,504,055

SCHEDULE  II  (cont’d.)

ACE Limited and Subsidiaries

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF OPERATIONS (Parent Company Only)

For the years ended December 31, 2004, 2003 and 2002 (in thousands of U.S. dollars)	2004	2003	2002
Revenues
Investment income, including intercompany interest income (expense)	$(20,271)	$(14,863)	$19,417
Equity in net income of subsidiaries and affiliates	1,273,287	1,553,458	215,437
Net realized gains (losses)	7,268	(5,946)	(79,480)
	1,260,284	1,532,649	155,374
Expenses
Administrative and other expenses	(121,195)	(115,167)	(78,825)
Net income	$1,139,089	$1,417,482	$76,549

SCHEDULE  II  (cont’d.)

ACE Limited and Subsidiaries

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF CASH FLOWS (Parent Company Only)

For the years ended December 31, 2004, 2003 and 2002 (in thousands of U.S. dollars)	2004	2003	2002
Cash flows from operating activities
Net income	$1,139,089	$1,417,482	$76,549
Adjustments to reconcile net income to net cash flows used for operating activities:
Equity in net income of subsidiaries and affiliates	(1,273,287)	(1,553,458)	(215,437)
Net realized gains (losses)	(7,268)	5,946	79,480
Amounts due to subsidiaries and affiliates, net	130,783	16,060	(138,038)
Accounts payable, accrued expenses and other liabilities	(19,635)	(14,584)	15,069
Accrued interest on advances from affiliate	(3,630)	(17,880)	(13,083)
Amortization of premiums/discounts on fixed maturities	18	–	664
Other	(30,286)	(13,734)	19,140
Net cash flows used for operating activities	(64,216)	(160,168)	(175,656)
Cash flows used for investing activities
Purchases of fixed maturities	(39,260)	(2,003)	(53,612)
Sales of fixed maturities	21,270	59,845	399,456
Net proceeds from (payments made on) the settlement of investment derivatives	7,438	(6,265)	–
Capitalization of subsidiaries	(637,051)	(741,018)	(1,314,676)
Dividends received from subsidiaries	486,108	503,044	485,000
Settlement of an acquisition-related lawsuit	–	–	54,380
Net cash flows used for investing activities	(161,495)	(186,397)	(429,452)
Cash flows from financing activities
Dividends paid on Ordinary Shares	(226,128)	(198,395)	(167,470)
Dividends paid on Preferred Shares	(44,849)	(22,550)	–
Proceeds from exercise of options for Ordinary Shares	83,367	62,097	44,562
Proceeds from Ordinary Shares issued under ESPP	7,674	7,353	7,472
Advances (to) from affiliates	384,714	(23,744)	216,676
Dividends paid on Mezzanine equity	–	(9,773)	(25,662)
Net proceeds from issuance of Preferred Shares	–	556,687	–
Net proceeds from issuance of long-term debt	–	–	499,155
Net cash flows from financing activities	204,778	371,675	574,733
Net increase (decrease) in cash	(20,933)	25,110	(30,375)
Cash – beginning of year	27,260	2,150	32,525
Cash – end of year	$6,327	$27,260	$2,150

SCHEDULE  IV

ACE Limited and Subsidiaries

SUPPLEMENTAL INFORMATION CONCERNING REINSURANCE

Premiums Written

For the years ended December 31, 2004, 2003 and 2002 (in thousands of U.S. dollars)	Direct Amount	Ceded To Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
2004	$13,137,652	$4,569,386	$2,960,080	$11,528,346	26%
2003	$11,425,435	$4,421,909	$3,211,482	$10,215,008	31%
2002	$9,939,024	$4,750,673	$2,879,947	$8,068,298	36%

SCHEDULE  VI

ACE Limited and Subsidiaries

SUPPLEMENTARY INFORMATION CONCERNING PROPERTY AND CASUALTY OPERATIONS

As of and for the years ended December 31, 2004, 2003 and 2002 (in thousands of U.S. dollars)	Deferred Policy Acquisition Costs	Net Reserves for Unpaid Losses and Loss Expenses	Unearned Premium	Net Premiums Earned	Net Investment Income	Net Losses and Loss Expenses Incurred Related to		Amortization of Deferred Policy Acquisition Costs	Net Paid Losses and Loss Expenses	Net Premiums Written
						Current Year	Prior Year
2004	$944,027	$17,175,806	$5,919,406	$10,916,406	$968,118	$7,137,551	$576,583	$1,536,346	$4,410,684	$11,307,807
2003	$999,442	$13,963,229	$6,047,697	$9,418,430	$828,801	$5,953,076	$164,326	$1,341,064	$3,905,842	$10,030,112
2002	$829,860	$11,318,018	$5,583,376	$6,672,227	$775,136	$4,197,829	$708,681	$944,135	$3,951,281	$7,909,284