Form 10-Q
period 2005-03-31
ACE LTD
filed 2005-05-10
CIK 896159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

YES  ☑        NO  ☐

The number of registrant’s Ordinary Shares ($0.041666667 par value) outstanding as of May 4, 2005 was 287,460,034.

ACE LIMITED

ACE LIMITED

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31 2005	December 31 2004
	(Unaudited)
	(in thousands of U.S. dollars, except share and per share data)
Assets
Investments
Fixed maturities available for sale, at fair value (amortized cost - $ 20,065,684 and $22,270,804)	$20,188,127	$22,740,711
Fixed maturities held to maturity, at amortized cost (fair value - $3,206,649)	3,211,021	—
Equity securities, at fair value (cost - $1,169,538 and $1,060,671)	1,350,993	1,265,588
Short-term investments, at fair value (amortized cost - $2,135,247 and $2,140,243)	2,135,226	2,140,035
Other investments (cost - $462,593 and $449,577)	521,157	504,233

Total investments	27,406,524	26,650,567

Cash	574,118	533,995
Securities lending collateral	1,255,326	1,059,135
Accrued investment income	306,828	307,541
Insurance and reinsurance balances receivable	3,692,013	3,272,490
Accounts and notes receivable	195,382	195,710
Reinsurance recoverable	14,608,236	15,253,896
Deferred policy acquisition costs	999,633	944,456
Prepaid reinsurance premiums	1,426,971	1,319,574
Funds withheld	298,147	340,082
Value of reinsurance business assumed	274,010	273,140
Goodwill	2,608,449	2,612,449
Deferred tax assets	1,171,745	1,161,224
Investments in partially-owned insurance companies (cost - $769,816 and $755,545)	822,588	796,356
Other assets	1,324,795	1,621,821

Total assets	$56,964,765	$56,342,436

Liabilities
Unpaid losses and loss expenses	$31,425,625	$31,512,621
Unearned premiums	6,527,031	5,922,968
Future policy benefits for life and annuity contracts	507,186	509,005
Funds withheld	131,020	143,353
Insurance and reinsurance balances payable	2,259,848	2,308,098
Deposit liabilities	301,524	343,487
Securities lending payable	1,255,326	1,059,135
Payable for securities purchased	629,614	717,102
Accounts payable, accrued expenses and other liabilities	1,493,507	1,523,521
Dividends payable	60,344	59,739
Short-term debt	147,059	146,295
Long-term debt	1,849,008	1,848,927
Trust preferred securities	412,373	412,373

Total liabilities	46,999,465	46,506,624

Commitments and contingencies Shareholders’ equity
Preferred Shares ($1.00 par value, 2,300,000 shares authorized, issued and outstanding)	2,300	2,300
Ordinary Shares ($0.041666667 par value, 500,000,000 shares authorized; 287,353,327 and 284,478,525 shares issued and outstanding)	11,973	11,853
Additional paid-in capital	5,002,701	4,899,895
Unearned stock grant compensation	(114,581)	(56,836)
Retained earnings	4,603,645	4,242,174
Deferred compensation obligation	12,273	11,829
Accumulated other comprehensive income	459,262	736,426
Ordinary Shares issued to employee trust	(12,273)	(11,829)

Total shareholders’ equity	9,965,300	9,835,812

Total liabilities and shareholders’ equity	$56,964,765	$56,342,436

See accompanying notes to the interim consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For the three months ended March 31, 2005 and 2004

(Unaudited)

	Three Months Ended March 31
	2005	2004
	(in thousands of U.S. dollars, except per share data)
Revenues
Gross premiums written	$4,542,531	$4,415,475
Reinsurance premiums ceded	(1,177,389)	(1,177,309)

Net premiums written	3,365,142	3,238,166
Change in unearned premiums	(489,255)	(638,489)

Net premiums earned	2,875,887	2,599,677
Net investment income	283,647	237,920
Net realized gains (losses)	(3,852)	57,261

Total revenues	3,155,682	2,894,858

Expenses
Losses and loss expenses	1,785,763	1,542,597
Life and annuity benefits	34,837	41,724
Policy acquisition costs	388,614	364,914
Administrative expenses	355,537	314,905
Interest expense	42,679	44,272
Other (income) expense	(4,559)	17,080

Total expenses	2,602,871	2,325,492

Income before income tax	552,811	569,366
Income tax expense	119,783	122,541

Net income	$433,028	$446,825

Other comprehensive income
Net unrealized appreciation (depreciation) on investments
Unrealized appreciation (depreciation) arising during the period	(291,047)	235,657
Reclassification adjustment for net realized (gains) losses included in net income	(47,820)	(60,830)

	(338,867)	174,827
Cumulative translation adjustments	(12,991)	2,177
Minimum pension liability	1,948	(1,991)

Other comprehensive income (loss), before income tax	(349,910)	175,013
Income tax benefit (expense) related to other comprehensive income items	72,746	(40,540)

Other comprehensive income (loss)	(277,164)	134,473

Comprehensive income	$155,864	$581,298

Basic earnings per share	$1.49	$1.56

Diluted earnings per share	$1.46	$1.53

See accompanying notes to the interim consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the three months ended March 31, 2005 and 2004

(Unaudited)

	2005	2004
	(in thousands of U.S. dollars)
Preferred Shares
Balance – beginning of period	$2,300	$2,300
Shares issued	—	—

Balance – end of period	2,300	2,300

Ordinary Shares
Balance – beginning of period	11,853	11,662
Shares issued	68	64
Exercise of stock options	59	60
Issued under Employee Stock Purchase Plan (ESPP)	5	5
Cancellation of shares	(12)	(10)

Balance – end of period	11,973	11,781

Additional paid-in capital
Balance – beginning of period	4,899,895	4,765,355
Ordinary Shares issued	72,721	65,591
Exercise of stock options	38,807	34,346
Ordinary Shares issued under ESPP	3,906	3,678
Cancellation of Ordinary Shares	(12,628)	(10,531)
Other	—	5,429

Balance – end of period	5,002,701	4,863,868

Unearned stock grant compensation
Balance – beginning of period	(56,836)	(44,912)
Stock grants awarded	(72,864)	(66,421)
Stock grants forfeited	2,313	1,736
Amortization	12,806	11,709

Balance – end of period	(114,581)	(97,888)

Retained earnings
Balance – beginning of period	4,242,174	3,380,619
Net income	433,028	446,825
Dividends declared on Ordinary Shares	(60,344)	(53,717)
Dividends declared on Preferred Shares	(11,213)	(11,213)

Balance – end of period	4,603,645	3,762,514

Deferred compensation obligation
Balance – beginning of period	11,829	16,687
Increase (decrease) to obligation	444	(39)

Balance – end of period	$12,273	$16,648

See accompanying notes to the interim consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (cont’d)

For the three months ended March 31, 2005 and 2004

(Unaudited)

	2005	2004
	(in thousands of U.S. dollars)
Accumulated other comprehensive income
Net unrealized appreciation (depreciation) on investments
Balance – beginning of period	$634,925	$684,267
Change in period	(338,867)	174,827
Income tax benefit (expense)	68,597	(47,984)

Balance – end of period	364,655	811,110

Minimum pension liability
Balance – beginning of period	(64,162)	(35,684)
Change in period	1,948	(1,991)
Income tax benefit (expense)	(478)	869

Balance – end of period	(62,692)	(36,806)

Cumulative translation adjustment
Balance – beginning of period	165,663	71,189
Change in period	(12,991)	2,177
Income tax benefit	4,627	6,575

Balance – end of period	157,299	79,941

Accumulated other comprehensive income	459,262	854,245

Ordinary Shares issued to employee trust
Balance – beginning of period	(11,829)	(16,687)
(Increase) decrease in Ordinary Shares	(444)	39

Balance – end of period	(12,273)	(16,648)

Total shareholders’ equity	$9,965,300	$9,396,820

See accompanying notes to the interim consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2005 and 2004

(Unaudited)

	2005	2004
	(in thousands of U.S. dollars)
Cash flows from operating activities
Net income	$433,028	$446,825
Adjustments to reconcile net income to net cash flows from operating activities:
Net realized (gains) losses	3,852	(57,261)
Amortization of premium/discounts on fixed maturities	31,245	25,972
Deferred income taxes	55,828	55,082
Unpaid losses and loss expenses	554,940	488,127
Unearned premiums	647,069	804,708
Future policy benefits for life and annuity contracts	(1,819)	3,943
Insurance and reinsurance balances payable	(41,163)	233,762
Accounts payable, accrued expenses and other liabilities	23,113	(19,736)
Insurance and reinsurance balances receivable	(450,211)	(653,206)
Reinsurance recoverable	21,578	57,899
Deferred policy acquisition costs	(56,764)	(97,377)
Prepaid reinsurance premiums	(129,244)	(158,465)
Funds withheld, net	28,742	(3,788)
Value of reinsurance business assumed	(870)	18,326
Other	90,988	17,092

Net cash flows from operating activities	1,210,312	1,161,903

Cash flows used for investing activities
Purchases of fixed maturities available for sale	(6,028,922)	(5,991,122)
Purchases of equity securities	(179,872)	(109,176)
Sales of fixed maturities available for sale	5,014,822	4,895,148
Sales of equity securities	85,135	105,369
Maturities of fixed maturities available for sale	—	160
Net proceeds from (payments made on) the settlement of investment derivatives	51	(877)
Other	(30,177)	6,932

Net cash flows used for investing activities	(1,138,963)	(1,093,566)

Cash flows used for financing activities
Dividends paid on Ordinary Shares	(59,739)	(53,182)
Dividends paid on Preferred Shares	(11,213)	(11,213)
Net proceeds from (repayment of) short-term debt	764	(14)
Proceeds from exercise of options for Ordinary Shares	38,866	34,406
Proceeds from Ordinary Shares issued under ESPP	3,911	3,683

Net cash flows used for financing activities	(27,411)	(26,320)

Effect of foreign currency rate changes on cash and cash equivalents	(3,815)	10,219

Net increase in cash	40,123	52,236
Cash – beginning of period	533,995	561,650

Cash – end of period	$574,118	$613,886

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

The interim unaudited consolidated financial statements, which include the accounts of the Company and its subsidiaries, have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and, in the opinion of management, reflect all adjustments (consisting of normally recurring accruals) necessary for a fair presentation of results for such periods. Certain items in the prior year financial statements have been reclassified to conform to the current year presentation. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the consolidated financial statements, and related notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

On April 28, 2004, the Company sold 65.3 percent of its financial and mortgage guaranty reinsurance and insurance businesses through the initial public offering (IPO) of 49 million common shares of Assured Guaranty Ltd. (Assured Guaranty). Subsequent to the completion of the IPO, the Company beneficially owns 26 million common shares or 34.7 percent of Assured Guaranty’s outstanding common shares and, accordingly, no longer consolidates its interest in the Assured Guaranty companies. The retained interest is accounted for under the equity method of accounting with the Company’s carrying value of its investment reflected in “Investments in partially-owned insurance companies” within the consolidated balance sheet and the proportionate share of earnings reflected in “Other (income) expense” within the consolidated statement of operations.

2.	Significant accounting policies

a)	Investments

Securities classified as held to maturity are securities that the Company has the ability and intent to hold to maturity or redemption and are carried at amortized cost less declines in value that are deemed other than temporary. Changes in the market value of the held to maturity securities, except for declines that are other than temporary, are not reflected in the Company’s financial statements. All other debt and equity securities are classified as available for sale and are carried at fair value. Transfers of securities to the held to maturity portfolio are recorded at fair value at the date of transfer. The unrealized appreciation (depreciation) for securities transferred from available for sale to held to maturity are included in accumulated other comprehensive income or loss and amortized into earnings over the remaining life of the security as an adjustment to yield in a manner consistent with the amortization or accretion of premium or discount on the associated security.

b)	Stock-based compensation

The Company accounts for stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). No compensation expense for options is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.

The following table outlines the Company’s net income available to holders of Ordinary Shares and diluted earnings per share for the periods indicated had the compensation cost been determined in accordance with the fair value method recommended in FAS No. 123, “Accounting for Stock-Based compensation” (FAS 123).

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended March 31
	2005	2004
	(in thousands of U.S. dollars, except per share data)
Net income available to holders of Ordinary Shares:
As reported	$421,692	$435,489
Add: Stock-based compensation expense included in reported net income, net of income tax	9,963	9,153
Deduct: Compensation expense, net of income tax	13,147	20,198
Pro forma	$418,508	$424,444
Basic earnings per share:
As reported	$1.49	$1.56
Pro forma	$1.48	$1.52
Diluted earnings per share:
As reported	$1.46	$1.53
Pro forma	$1.46	$1.50

The fair value of the options issued is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants for the periods indicated:

	Three Months Ended March 31
	2005	2004
Dividend yield	1.89%	1.74%
Expected volatility	22.36%	26.76%
Risk free interest rate	3.87%	2.71%
Forfeiture rate	5%	5%
Expected life	4 years	4 years

c)	New accounting pronouncements

In December 2004, the FASB issued FAS 123R Share-Based Payment – a revision of FAS 123 that supersedes APB 25, Accounting for Stock Issued to Employees. This statement requires all companies to measure compensation cost for all share-based payment awards (including employee stock options) at grant-date fair value. In accordance with APB 25, the Company has not recognized compensation expense for employee stock options in net income because the exercise price equaled the market value of the underlying common stock on the grant date. In addition, the Company has not recognized expenses related to its employee stock purchase plan. Upon adopting FAS 123R the Company will be required to expense employee stock options and its employee stock purchase plan. On April 14, 2005, the SEC delayed the required effective date of FAS 123R for public companies. FAS 123R is now effective for public companies for annual, rather than interim, periods that begin after June 15, 2005. Accordingly, the Company has decided to delay its adoption of FAS 123R to January 1, 2006.

In adopting FAS 123R, the Company will apply the modified-prospective transition method. Under this method, the Company will recognize compensation costs for all share-based payments granted, modified, or settled after January 1, 2006, as well as for any awards that were granted prior to January 1, 2006 for which the requisite service has not been provided as of January 1, 2006 (i.e., unvested awards). Unvested awards are to be expensed consistent with the valuation used in previous disclosures of the pro forma effect of FAS 123. As described in Note 2(b) above, the Company uses the Black-Scholes option-pricing model to disclose the pro forma effect of FAS 123. With respect to awards granted after the adoption of FAS 123R, the Company is evaluating alternative models and assumptions to be used to determine the fair value of stock compensation. Accordingly, the ultimate amount of expense to be recognized in connection with the adoption of FAS 123R is dependent on the model and related assumptions used to determine the fair value of the options awarded as well as the actual number of employee stock options to be awarded in the future. Assuming the number of options granted for the period April 1, 2005 through December 31, 2006 is consistent with grants of the past two years, the

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Company estimates pre-tax stock compensation expense related to the adoption of FAS 123R will range from $18 million to $22 million for the year ended December 31, 2006.

3.	Investments

a)	Transfers of securities

Given the significant growth in the Company’s investment portfolio over the last several years, as well as continued efforts to manage the diversification of the portfolio on an enterprise-wide basis, the Company has implemented a strategy to hold to maturity certain fixed maturity securities that are considered essential holdings in a diversified portfolio of our size. Because the Company has the intent to hold such securities to maturity, they have been reclassified from available for sale to held to maturity in the consolidated financial statements for the quarter ended March 31, 2005. A transfer of such securities with a carrying value (fair value) of $3.2 billion was made during the first quarter of 2005. The unrealized appreciation on the date of transfer was $16 million.

b)	Fixed maturities

The fair values and amortized costs of fixed maturities at March 31, 2005, are as follows:

	Available for Sale		Held to Maturity
	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(in thousands of U.S. dollars)
U.S. Treasury and agency	$2,125,705	$2,134,619	$1,081,940	$1,081,944
Foreign	5,361,068	5,297,476	43,652	43,682
Corporate securities	8,021,775	7,936,186	717,601	718,693
Mortgage-backed securities	4,402,956	4,430,804	1,080,909	1,081,477
States, municipalities and political subdivisions	276,623	266,599	282,547	285,225

	$20,188,127	$20,065,684	$3,206,649	$3,211,021

The fixed maturities by contractual maturity at March 31, 2005, are as follows:

	Available for Sale		Held to Maturity
	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(in thousands of U.S. dollars)
Maturity period
Less than 1 year	$1,264,400	$1,258,236	$146,963	$147,041
1 – 5 years	7,594,278	7,566,819	957,124	959,300
5 – 10 years	5,518,565	5,438,395	932,652	933,979
Greater than 10 years	1,480,514	1,444,396	89,001	89,224

	15,857,757	15,707,846	2,125,740	2,129,544
Mortgage-backed securities	4,330,370	4,357,838	1,080,909	1,081,477

	$20,188,127	$20,065,684	$3,206,649	$3,211,021

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

c)	Gross unrealized loss

The following table summarizes, for all available for sale securities in an unrealized loss position at March 31, 2005, the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position.

	0 - 12 Months		Over 12 Months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in thousands of U.S. dollars)
U.S. Treasury and agency	$2,715,193	$(18,607)	$—	$—	$2,715,193	$(18,607)
Foreign	3,336,616	(26,106)	—	—	3,336,616	(26,106)
Corporate securities	5,684,268	(81,318)	—	—	5,684,268	(81,318)
Mortgage-backed securities	4,525,699	(42,325)	—	—	4,525,699	(42,325)
States, municipalities and political subdivisions	327,454	(3,833)	—	—	327,454	(3,833)

Total fixed maturities	16,589,230	(172,189)	—	—	16,589,230	(172,189)
Equities	552,231	(20,744)	—	—	552,231	(20,744)
Other investments	—	—	—	—	—	—

Total	$17,141,461	$(192,933)	$—	$—	$17,141,461	$(192,933)

4.	Goodwill

All goodwill recognized in the Company’s consolidated balance sheet is assigned to one or more reporting units and each unit is tested for impairment annually. During the quarter ended March 31, 2005, the Company completed the sale of a wholly owned service company which at the time of the sale was carrying goodwill of $4 million on their financial statements. The following table details the movement in goodwill by segment for the three months ended March 31, 2005.

	Insurance – North American	Insurance – Overseas General	Global Reinsurance	ACE Consolidated
	(in thousands of U.S. dollars)
Goodwill at beginning of period	$1,125,855	$1,121,636	$364,958	$2,612,449
Sale of subsidiary	(4,000)	—	—	(4,000)

Goodwill at end of period	$1,121,855	$1,121,636	$364,958	$2,608,449

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	Reinsurance

a)	Consolidated reinsurance

The Company purchases reinsurance to manage various exposures including catastrophe risks. Although reinsurance agreements contractually obligate the Company’s reinsurers to reimburse it for the agreed-upon portion of its gross paid losses, they do not discharge the primary liability of the Company. The amounts for net premiums written and net premiums earned in the statements of operations are net of reinsurance. Direct, assumed and ceded amounts for these items for the periods indicated are as follows:

	Three Months Ended March 31
	2005	2004
	(in thousands of U.S. dollars)
Premiums written
Direct	$3,321,261	$3,389,396
Assumed	1,221,270	1,026,079
Ceded	(1,177,389)	(1,177,309)

Net	$3,365,142	$3,238,166

Premiums earned
Direct	$2,960,036	$3,046,488
Assumed	959,120	583,044
Ceded	(1,043,269)	(1,029,855)

Net	$2,875,887	$2,599,677

b)	Reinsurance recoverable on ceded reinsurance

The composition of the Company’s reinsurance recoverable at March 31, 2005 and December 31, 2004, is as follows:

	March 31 2005	December 31 2004
	(in thousands of U.S. dollars)
Reinsurance recoverable on paid losses and loss expenses	$1,205,396	$1,210,731
Bad debt reserve on paid losses and loss expenses	(305,229)	(308,921)
Reinsurance recoverable on future policy benefits	13,978	15,271
Reinsurance recoverable on unpaid losses and loss expenses	14,305,606	14,956,239
Bad debt reserve on unpaid losses and loss expenses	(611,515)	(619,424)

Net reinsurance recoverable	$14,608,236	$15,253,896

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Following is a breakdown of the Company’s reinsurance recoverable on paid losses at March 31, 2005 and December 31, 2004.

	March 31, 2005			December 31, 2004
Category	Amount	Bad Debt Reserve	% of Total Reserve	Amount	Bad Debt Reserve	% of Total Reserve
	(in millions of U.S. dollars)
General collections	$713	$37	5.2%	$717	$37	5.2%
Other	492	268	54.5%	494	272	55.1%

Total	$1,205	$305	25.3%	$1,211	$309	25.5%

General collections balances represents amounts in the process of collection in the normal course of business for which the Company has no indication of dispute or credit-related issues.

The other category includes amounts recoverable that are in dispute or are from companies who are in supervision, rehabilitation or liquidation for the Brandywine Group and active operations. The Company’s estimation of this reserve considers the merits of the underlying matter, the credit quality of the reinsurer and whether the Company has received collateral or other credit protections such as parental guarantees.

c)	Reinsurance programs involving minimum benefit guarantees under annuity contracts

The Company reinsures various death and living benefit guarantees associated with variable annuities issued primarily in the United States. Each reinsurance treaty covers variable annuities written during a limited period, typically not exceeding two years. The Company generally receives a monthly premium during the accumulation phase of the covered annuities (in-force) based on a percentage of the underlying accumulated account values. Depending on an annuitant’s age, the accumulation phase can last many years. To limit the Company’s exposure under these programs, all reinsurance treaties include aggregate claim limits and many include an aggregate deductible.

The guarantees which are payable on death, referred to as guaranteed minimum death benefits (GMDBs), principally cover shortfalls between accumulated account value at the time of an annuitant’s death and either i) an annuitant’s total deposits; ii) an annuitant’s total deposits plus a minimum annual return; or iii) the highest accumulated account value attained during any policy anniversary date. In addition, a death benefit may be based on a formula specified in the variable annuity contract that uses a percentage of the growth of the underlying contract value. Reinsurance programs covering GMDBs are accounted for pursuant to Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (SOP 03-1).

Under reinsurance programs covering living benefit guarantees, the Company assumes the risk of guaranteed minimum income benefits (GMIBs) associated with variable annuity contracts. The GMIB risk is triggered if, at the time the contract holder elects to convert the accumulated account value to a periodic payment stream (annuitize), the accumulated account value is not sufficient to provide a guaranteed minimum level of monthly income. The Company’s GMIB reinsurance product meets the definition of a derivative for accounting purposes and is therefore carried at fair value with changes in fair value recognized in income in the period of the change pursuant to FAS 133 and classified as described below. As the assuming entity, the Company is obligated to provide coverage until the expiration of the underlying annuities. Premiums received under the reinsurance treaties are classified as premium. Expected losses allocated to premiums received are classified as life and annuity benefits and valued pursuant to SOP 03-1, similar to GMDB reinsurance. Other changes in fair value, principally arising from changes in expected losses allocated to expected future premiums, are classified as realized gains (losses). As fair value generally represents the cost to exit a business and thus includes a risk margin, the Company may recognize a loss for other changes in fair value during a given period due to adverse changes in the capital markets (e.g. declining interest rates and/or declining equity markets) even when the Company continues to expect the business to be profitable. Management believes this presentation provides the most meaningful disclosure of changes in the underlying risk within the GMIB reinsurance programs for a given reporting period.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The presentation of income and expenses relating to GMDB and GMIB reinsurance for the periods indicated are as follows:

	Three Months Ended March 31
	2005	2004
	(in millions of U.S. dollars)
GMDB
Net premiums earned	$17.5	$9.6
Life and annuity benefits expense	$8.3	$3.8

GMIB
Net premiums earned	$20.6	$12.6
Life and annuity benefits expense	$2.4	$5.2
Realized gains (losses)	$(20.6)	$(25.0)

At March 31, 2005, reported liabilities for GMDB and GMIB reinsurance were $37 million and $51.6 million, respectively, compared with $31.3 million and $28.7 million, respectively, at December 31, 2004. Reported liabilities for both GMDB and GMIB reinsurance are determined using internal valuation models. Such valuations require considerable judgment and are subject to significant uncertainty. The valuation of these products is subject to fluctuations arising from, among other factors, changes in interest rates, changes in the equity markets, and changes in the allocation of the investments underlying annuitant’s account value. These models and the related assumptions are continually reviewed by management and enhanced, as appropriate, based upon improvements in modeling techniques and availability of more timely information, such as market conditions and demographics of in-force annuities.

At March 31, 2005, the Company’s net amount at risk from its GMDB and GMIB reinsurance programs was $395 million and $18 million, respectively. For the GMDB programs, the net amount at risk is defined as the excess, if any, of the current guaranteed value over the current account value. For the GMIB programs, the net amount at risk is defined as the excess, if any, of the present value of the minimum guaranteed annuity payments over the present value of the annuity payments assumed (under the terms of the reinsurance contract) to be available to each policyholder.

6.	Commitments, contingencies and guarantees

a)	Other investments

The Company invests in limited partnerships with a carrying value of $102 million included in other investments. In connection with these investments, the Company has commitments that may require funding of up to $100 million over the next several years.

b)	Legal proceedings

(i)	Claims Litigation

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

On October 14, 2004, the New York Attorney General (NYAG) filed a civil suit against Marsh & McLennan Companies Inc. (Marsh), alleging that certain Marsh business practices were fraudulent and violated antitrust and securities laws. ACE was not named as a defendant in the suit, although ACE was named as one of four insurance companies whose employees

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

participated in the practices in question. There can be no assurance that ACE will not be named in future actions brought by the NYAG or any other state attorneys general. In addition, an underwriter who is no longer employed by ACE has pleaded guilty to a misdemeanor based on these practices. ACE is cooperating and will continue to cooperate with the attorneys general.

ACE, its subsidiaries and affiliates have received numerous subpoenas, interrogatories, and civil investigative demands in connection with the pending investigations of insurance industry practices. These inquiries have been issued by a number of attorneys general, state departments of insurance, and state and federal regulatory authorities, including the NYAG, the Pennsylvania Department of Insurance and the Securities and Exchange Commission (SEC). These inquiries seek information concerning underwriting practices and non-traditional or loss mitigation insurance products. ACE is cooperating and will continue to cooperate with such inquiries.

ACE is conducting its own internal investigation that encompasses the subjects raised by the NYAG, the other state attorneys general and the SEC. It is being conducted by a team from the firm of Debevoise & Plimpton LLP. The team is headed by former United States Attorney Mary Jo White and operates under the direction of the Audit Committee of the Board of Directors. The Audit Committee of the Board of Directors has retained Cleary Gottlieb Steen & Hamilton, special outside counsel, to advise it in connection with these matters. The Company has terminated three employees, one of which has pleaded guilty to a misdemeanor, and has suspended two other employees as a result of its internal investigation. ACE’s internal investigation pertaining to underwriting practices is essentially complete. The investigation pertaining to non-traditional or loss mitigation insurance products is ongoing.

(iii)	Other Litigation

In January 2005, the Connecticut Attorney General (the CTAG) filed a civil suit against a subsidiary of ACE in Connecticut state court under the Connecticut Unfair Trade Practices Act. The CTAG’s suit alleges that an ACE subsidiary made an unauthorized and undisclosed payment to a broker who placed a portfolio of state workers’ compensation cases with ACE and seeks restitution to the state and payment of punitive damages. ACE believes that it has not violated any law or duty to the state and has filed a motion to dismiss the action. The State of Connecticut has not yet responded to the motion.

ACE, ACE INA Holdings, Inc. and ACE USA have been named in the following 13 federal putative nationwide class actions brought by insurance policyholders. Bayou Steel Corporation v. ACE INA Holdings, et al. (Case No. 04 CV 5391 E.D. Pa) (filed November 18, 2004); Eagle Creek, Inc. v. ACE INA Holdings, et al. (Case No. 04 CV 5255; E.D. Pa.) (filed November 10, 2004); Stephen Lewis vs. Marsh & McLennan Companies, Inc., et al. (Case No. 04 CV 7847; N.D. Ill.) (filed December 6, 2004); Opticare Health Systems, Inc. v. Marsh & McLennan Companies, Inc., et al. (Case No. 04 CV 06954; S.D.N.Y.) (filed October 19, 2004); Diane Preuss v. Marsh & McLennan Companies, et al. (Case No. 04 CV 78553; N.D. Ill.) (filed December 6, 2004); Redwood Oil Company v. Marsh & McLennan Companies, Inc. (Case No. 05 C 0390; N.D. Ill.) (filed January 21, 2005, dismissed voluntarily by plaintiff); Shell Vacations LLC v. Marsh & McLennan Companies, Inc., et al. (Case No. 05 C 0270; N.D. Ill.) (filed January 14, 2005); Edward Macuish v. Marsh & McLennan Companies, Inc., et al. (Case No. 2005 CV 00440; N.D. Ill.) (filed January 25, 2005); David Boros v. Marsh & McLennan Companies, Inc., et al. (Case No. C050543EDL; N.D. Calf.) (filed February 4, 2005), and Robert Mulcahy v. Arthur J. Gallagher & Co., et al. (Case No. 2005 CV 01064; D. N.J.) (filed February 23, 2005); Golden Gate Bridge, Highway and Transportation District vs. Marsh & McLennan Companies, Inc., et.al. (Case No. 05-1214, D. N.J.) filed February 23, 2005); The Prococcianti Group vs. Marsh & McLennan Companies, Inc., et. al. (Case No. 05-1368, D. N.J.) (filed March 7, 2005); Palm Tree Computers Systems, Inc. et al. v. ACE USA et al. (Case No. 6:05-cv-418-ACC-JGG) (filed February 16, 2005) (Case originally filed in the Eighteenth Judicial Circuit in and for Seminole County, Florida. AIG removed case. Motion to remand pending). In each of these cases, the plaintiff has sued a number of other insurance entities in addition to the ACE entities.

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Illinois Union Insurance Company, an ACE subsidiary, has been named in a state court class action: Van Emden Management Corporation v. Marsh & McLennan Companies, Inc., et al. (Case No. 05-0066A; Superior Court of Massachusetts) (filed January 13, 2005). The allegations are similar to the allegations in the federal class actions identified above. Plaintiffs assert causes of action under Massachusetts’ antitrust statute and Massachusetts’ consumer protection statute. Plaintiffs also assert a conspiracy cause of action and seek an injunction. Plaintiffs have sought unspecified compensatory damages and reimbursement of expenses, including legal fees.

ACE has been named in the following four putative securities class action suits: John Mahaney, Jr. v. ACE Limited, et al. (Case No. 04 CV 07696; S.D.N.Y) (filed October 18, 2004); Steven Burda v. ACE Limited, et al.; (Case No. 04 CV 833; S.D.N.Y.) (filed October 21, 2004); Thomas E. Barton v. ACE Limited, et al.; (Case No. 04 CV 8683; S.D.N.Y.) (filed November 1, 2004); and Friends of Ariel Center for Policy Research v. ACE Limited, et al. (Case No. 04 CV 04907; E.D. Pa.) (filed October 19, 2004). Evan G. Greenberg, ACE’s President and Chief Executive Officer, Brian Duperreault, ACE’s Chairman and former Chief Executive Officer, and Philip V. Bancroft, ACE’s Chief Financial Officer were also named as defendants in each of these suits. In addition, Dominic J. Frederico, ACE’s former Vice Chairman and former President and Chief Operating Officer, and Christopher Z. Marshall, ACE’s former Chief Financial Officer, were named as defendants in the Burda action. On January 3, 2005, the Burda and Barton actions were consolidated for all purposes into the Mahaney action. In December 2004, the defendants filed a motion with the JPML seeking consolidation of the cases for pretrial purposes in the Eastern District of Pennsylvania. That motion is currently pending, and no plaintiffs have yet filed a brief stating a position on consolidation and transfer. The plaintiffs in these cases assert claims solely under Section 10(b) of the Securities Exchange Act of 1934 (the Exchange Act), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act (control person liability). The plaintiffs allege that ACE’s public statements and securities filings should have revealed that insurers, including certain ACE entities and brokers conspired to increase premiums and allocate customers through the use of “B” quotes and contingent commissions and that ACE’s revenue and earnings were inflated by premiums which it may have to forfeit by fines or judgments.

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

On December 6, 2004, Goss International Corporation filed a “Verified Petition for Discovery” in Illinois state court naming several respondents, including ACE, Illinois Union Insurance Co., a subsidiary of ACE, five other insurance companies, Marsh and Marsh Inc. This petition was filed under an Illinois Supreme Court rule which purports to allow a person to engage in discovery for the sole purpose of identifying one who may be responsible in damages in anticipation of filing a complaint. Goss claims that it has used Marsh as its broker, and that Marsh presented quotes to Goss from each of the insurance company respondents. ACE has not been served in this action, though no assurance can be given that it will not be served. Goss and the defendants, including Illinois Union Insurance Co., have negotiated an agreed briefing schedule pertaining to Goss’s request for pre-suit discovery. If it is served, ACE intends to vigorously oppose the request for pre-suit discovery.

All of these suits seek compensatory damages without specifying an amount. As a result, ACE cannot at this time estimate its potential costs related to these legal matters and accordingly no liability for compensatory damages has been established in the Consolidated Financial Statements. The quarter ended March 31, 2005, includes approximately $30 million of investigation related legal expenses. To date, since the investigation has started, the Company has paid and accrued over $40 million for legal related fees. In the opinion of ACE’s management, ACE’s ultimate

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

liability for these matters is not likely to have a material adverse effect on ACE’s consolidated financial condition, although it is possible that the effect could be material to ACE’s consolidated results of operations for an individual reporting period.

7.	Debt

The following table outlines the Company’s debt at March 31, 2005 and December 31, 2004.

	March 31 2005	December 31 2004
	(in millions of U.S. dollars)
Short-term debt
Reverse Repurchase Agreements	$147	$146

	147	146

Long-term debt
ACE INA Notes due 2006	300	300
ACE Limited Senior Notes due 2007	500	500
ACE US Holdings Senior Notes due 2008	250	250
ACE INA Subordinated Notes due 2009	200	200
ACE INA Senior Notes due 2014	499	499
ACE INA Debentures due 2029	100	100

	1,849	1,849

Trust preferred securities
ACE INA Trust Preferred Securities due 2029	103	103
ACE INA Capital Securities due 2030	309	309

	$412	$412

a)	Short-term debt

The Company has commercial paper programs that use revolving credit facilities as back-up facilities and provide for up to $2.8 billion in commercial paper issuance (subject to the availability of back-up facilities, which currently total $600 million) for ACE and for ACE INA. At March 31, 2005, short-term debt consisted of $147 million of amounts owed to brokers under securities repurchase transactions.

8.	Employee benefit plans

a)	Defined benefit plans

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table details the net periodic benefit costs recognized by component for the periods indicated.

	Three Months Ended March 31
	2005	2004
	(in thousands of U.S. dollars)
Components of net periodic benefit cost
Service cost	$1,748	$1,364
Interest cost	4,861	3,972
Expected return on plan assets	(3,462)	(3,468)
Amortization of net transition asset	1	2
Amortization of prior service cost	36	26
Amortization of net actuarial loss	1,731	1,583

Net periodic benefit cost	$4,915	$3,479

b)	Restricted stock awards

Under the Company’s long-term incentive plans, 1,636,665 and 1,508,080 restricted Ordinary Shares were awarded during the three months ended March 31, 2005 and 2004, respectively, to officers of the Company and its subsidiaries. These shares vest at various dates through March 2009 and 2008.

At the time of grant the market value of the shares awarded under these grants is recorded as unearned stock grant compensation and is presented as a separate component of shareholders’ equity. The unearned compensation is charged to income over the vesting period using the accelerated method.

9.	Other (income) expense

The following table details the components of other (income) expense as reflected in the consolidated statements of operations for the periods indicated.

	Three Months Ended March 31
	2005	2004
	(in thousands of U.S. dollars)
Equity in net income of partially-owned companies	$(10,557)	$(1,446)
Minority interest expense	5,057	5,700
Other	941	1,521
Goodwill impairment	—	11,305

Other (income) expense	$(4,559)	$17,080

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.	Earnings per share

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Three Months Ended March 31
	2005	2004
	(in thousands of U.S. dollars, except share and per share data)
Numerator:
Net income	$433,028	$446,825
Dividends on Preferred Shares	(11,336)	(11,336)

Net income available to holders of Ordinary Shares	$421,692	$435,489

Denominator:
Denominator for basic earnings per share:
Weighted average shares outstanding	283,179,820	278,937,204
Effect of other dilutive securities	4,385,550	5,352,364

Denominator for diluted earnings per share:
Adjusted weighted average shares outstanding and assumed conversions	287,565,370	284,289,568

Basic earnings per share	$1.49	$1.56

Diluted earnings per share	$1.46	$1.53

11.	Taxation

Under current Cayman Islands’ law, the Company is not required to pay any taxes in the Cayman Islands on its income or capital gains. The Company has received an undertaking that, in the event of any taxes being imposed, the Company will be exempted from taxation in the Cayman Islands until the year 2013. Under current Bermuda law, the Company and its Bermuda subsidiaries are not required to pay any taxes in Bermuda on their income or capital gains. The Company has received an undertaking from the Minister of Finance in Bermuda that, in the event of any taxes being imposed, the Company will be exempt from taxation in Bermuda until March 2016.

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The income tax provision for the periods indicated is as follows:

	Three Months Ended March 31
	2005	2004
	(in thousands of U.S. dollars)
Current tax expense	$63,955	$67,459
Deferred tax expense	55,828	55,082

Provision for income taxes	$119,783	$122,541

The weighted average expected tax provision has been calculated using pre-tax accounting income (loss) in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. A reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate for the periods indicated is provided below.

	Three Months Ended March 31
	2005	2004
	(in thousands of U.S. dollars)
Expected tax provision at weighted average rate	$124,924	$122,596
Permanent differences
Tax-exempt interest	(1,673)	(4,098)
American Jobs Creation Act Repatriation	(8,356)	—
Other	2,748	(3,342)
Goodwill	—	3,957
Net withholding taxes	2,140	3,428

Total provision for income taxes	$119,783	$122,541

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The components of the net deferred tax asset for the periods indicated are as follows:

	March 31 2005	December 31 2004
	(in thousands of U.S. dollars)
Deferred tax assets
Loss reserve discount	$599,038	$595,162
Unearned premium reserve	155,015	142,540
Foreign tax credits	448,345	431,437
Investments	127,663	127,078
Bad debts	172,735	171,432
Net operating loss carry-forward	155,918	228,264
Other, net	69,014	72,959

Total deferred tax assets	1,727,728	1,768,872

Deferred tax liabilities
Deferred policy acquisition costs	134,583	131,805
Unrealized appreciation on investments	66,561	135,158
Unremitted foreign earnings	265,920	251,122

Total deferred tax liabilities	467,064	518,085

Valuation allowance	88,919	89,563

Net deferred tax asset	$1,171,745	$1,161,224

The valuation allowance of $89 million at March 31, 2005 and at December 31, 2004, reflects management’s assessment, based on available information, that it is more likely than not that a portion of the deferred tax asset will not be realized due to the inability of certain foreign subsidiaries to generate sufficient taxable income or the inability to utilize foreign tax credits. Adjustments to the valuation allowances are made when there is a change in management’s assessment of the amount of deferred tax asset that is realizable. The $0.6 million reduction in the valuation allowance during the period relates to the change in the excess of tax basis over financial reporting basis of a foreign subsidiary due to currency translation adjustments.

At March 31, 2005, the Company has net operating loss carryforwards for U.S. federal income tax purposes of approximately $445 million. The net operating loss carryforwards are available to offset future U.S. federal taxable income and, if unutilized, will expire in the years 2021-2022. In addition, the Company has a foreign tax credit carryforward in the amount of $50 million which, if unutilized, will expire in the years 2011-2014. The Company has an alternative minimum tax credit carryforward of $20.8 million which can be carried forward indefinitely.

American Jobs Creation Act of 2004

On October 22, 2004, the American Jobs Creation Act (the Act) was signed into law by the President of the United States. The Act provides for the election of a special one-time tax deduction of 85 percent of certain foreign earnings that are repatriated (as defined in the Act) under a Domestic Reinvestment Plan to its United States parent corporation in either the parent’s last tax year that began before the enactment date, or the first tax year that begins during the one-year period beginning on the date of enactment. The Company expects to apply the provisions of the Act to certain of its applicable subsidiaries.

The Act includes several provisions for which the United States Treasury has indicated it will issue further guidance, or for which issues have been raised that may require a technical correction to the Act. In January of 2005, the United States Treasury issued its first guidance on selected provisions of the Act, and it expects to issue additional guidance sometime in 2005.

During February of 2005, the Company repatriated foreign earnings of approximately $42 million subject to a limited Domestic Reinvestment Plan that would qualify under the Act based on guidance issued in January of 2005. Additional foreign earnings of approximately $299 million are expected to be repatriated in the second quarter of 2005. The tax benefit

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

recorded in the first quarter associated with these repatriations is $8.4 million due to the reduction of the net deferred tax liability associated with these repatriated earnings and based on guidance issued to date. This tax benefit may increase by as much as approximately $21 million due to the anticipated guidance and technical corrections expected to be issued sometime in 2005.

Additional earnings repatriations up to the limitation under the Act of $500 million may be completed through the remainder of 2005. Subject to the expected guidance or technical corrections, the Company is not in a position to complete the evaluation or determine the total associated tax impact as a result of the Act. However, the Company anticipates that the tax impact would be a reduction of the net deferred tax liability associated with the unremitted earnings. The Company expects to finalize the assessment of the Act after the expected United States Treasury Guidance has been issued.

12.	Information provided in connection with outstanding debt of subsidiaries

The following tables present condensed consolidating financial information at March 31, 2005 and December 31, 2004 and for the three months ended March 31, 2005 and 2004, for ACE Limited (the “Parent Guarantor”) and its “Subsidiary Issuer”, ACE INA Holdings, Inc.  The Subsidiary Issuer is an indirect wholly-owned subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings. The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuer.

Condensed Consolidating Balance Sheet at March 31, 2005

(in thousands of U.S. dollars)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	ACE Limited Consolidated
Assets
Investments	$11,511	$14,328,725	$13,066,288	$—	$27,406,524
Cash	33,736	232,668	307,714	—	574,118
Insurance and reinsurance balances receivable	—	2,869,886	822,127	—	3,692,013
Reinsurance recoverable	—	13,579,058	1,029,178	—	14,608,236
Goodwill	—	2,130,908	477,541	—	2,608,449
Investments in subsidiaries	10,465,958	—	—	(10,465,958)	—
Due (to) from subsidiaries and affiliates, net	50,957	(179,817)	179,817	(50,957)	—
Other assets	84,445	5,670,134	2,320,846	—	8,075,425

Total assets	$10,646,607	$38,631,562	$18,203,511	$(10,516,915)	$56,964,765

Liabilities
Unpaid losses and loss expenses	$—	$23,186,669	$8,238,956	$—	$31,425,625
Unearned premiums	—	4,898,318	1,628,713	—	6,527,031
Future policy benefits for life and annuity contracts	—	—	507,186	—	507,186
Short-term debt	—	—	147,059	—	147,059
Long-term debt	499,662	1,099,346	250,000	—	1,849,008
Trust preferred securities	—	412,373	—	—	412,373
Other liabilities	181,645	4,416,439	1,533,099	—	6,131,183

Total liabilities	681,307	34,013,145	12,305,013	—	46,999,465

Total shareholders’ equity	9,965,300	4,618,417	5,898,498	(10,516,915)	9,965,300

Total liabilities and shareholders’ equity	$10,646,607	$38,631,562	$18,203,511	$(10,516,915)	$56,964,765

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)	Includes ACE Limited parent company eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Balance Sheet at December 31, 2004

(in thousands of U.S. dollars)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	ACE Limited Consolidated
Assets
Investments	$34,745	$13,709,263	$12,906,559	$—	$26,650,567
Cash	6,327	252,048	275,620	—	533,995
Insurance and reinsurance balances receivable	—	2,524,354	748,136	—	3,272,490
Reinsurance recoverable	—	14,037,263	1,216,633	—	15,253,896
Goodwill	—	2,130,908	481,541	—	2,612,449
Investments in subsidiaries	10,491,718	—	—	(10,491,718)	—
Other assets	83,061	5,617,300	2,318,678	—	8,019,039

Total assets	$10,615,851	$38,271,136	$17,947,167	$(10,491,718)	$56,342,436

Liabilities
Unpaid losses and loss expenses	$—	$23,288,132	$8,224,489	$—	$31,512,621
Unearned premiums	—	4,416,338	1,506,630	—	5,922,968
Future policy benefits for life and annuity contracts	—	—	509,005	—	509,005
Due to (from) subsidiaries and affiliates, net	123,689	164,114	(164,114)	(123,689)	—
Short-term debt	—	—	146,295	—	146,295
Long-term debt	499,620	1,099,307	250,000	—	1,848,927
Trust preferred securities	—	412,373	—	—	412,373
Other liabilities	156,730	4,449,497	1,548,208	—	6,154,435

Total liabilities	780,039	33,829,761	12,020,513	(123,689)	46,506,624

Total shareholders’ equity	9,835,812	4,441,375	5,926,654	(10,368,029)	9,835,812

Total liabilities and shareholders’ equity	$10,615,851	$38,271,136	$17,947,167	$(10,491,718)	$56,342,436

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)	Includes ACE Limited parent company eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Operations

For the three months ended March 31, 2005

(in thousands of U.S. dollars)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	ACE Limited Consolidated
Net premiums written	$—	$1,994,126	$1,371,016	$—	$3,365,142
Net premiums earned	—	1,678,859	1,197,028	—	2,875,887
Net investment income	230	141,169	142,248	—	283,647
Equity in earnings of subsidiaries	477,728	—	—	(477,728)	—
Net realized gains (losses)	(4,414)	17,430	(16,868)	—	(3,852)
Losses and loss expenses	—	1,083,376	702,387	—	1,785,763
Life and annuity benefits	—	—	34,837	—	34,837
Policy acquisition costs and administrative expenses	33,391	409,843	306,657	(5,740)	744,151
Interest expense	7,125	31,935	5,575	(1,956)	42,679
Other (income) expense	—	694	(5,253)	—	(4,559)
Income tax expense	—	102,090	17,693	—	119,783

Net income	$433,028	$209,520	$260,512	$(470,032)	$433,028

Condensed Consolidating Statement of Operations

For the three months ended March 31, 2004

(in thousands of U.S. dollars)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	ACE Limited Consolidated
Net premiums written	$—	$1,789,252	$1,448,914	$—	$3,238,166
Net premiums earned	—	1,341,052	1,258,625	—	2,599,677
Net investment income	3,422	106,161	131,573	(3,236)	237,920
Equity in earnings of subsidiaries	491,241	—	—	(491,241)	—
Net realized gains (losses)	(14,021)	35,612	35,670	—	57,261
Losses and loss expenses	—	875,091	667,506	—	1,542,597
Life and annuity benefits	—	—	41,724	—	41,724
Policy acquisition costs and administrative expenses	26,567	336,791	313,312	3,149	679,819
Interest expense	6,280	32,536	6,733	(1,277)	44,272
Other (income) expense	—	3,326	13,754	—	17,080
Income tax expense	970	81,516	40,055	—	122,541

Net income	$446,825	$153,565	$342,784	$(496,349)	$446,825

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)	Includes ACE Limited parent company eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the three months ended March 31, 2005

(in thousands of U.S. dollars)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	ACE Limited Consolidated
Net cash flows from (used for) operating activities	$(11,525)	$713,478	$508,359	$1,210,312

Cash flows used for investing activities
Purchases of fixed maturities available for sale	23,734	(2,654,698)	(3,397,958)	(6,028,922)
Purchases of equity securities	—	(102,299)	(77,573)	(179,872)
Sales of fixed maturities available for sale	—	1,918,706	3,096,116	5,014,822
Sales of equity securities	—	54,918	30,217	85,135
Net proceeds from the settlement of investment derivatives	(4,414)	—	4,465	51
Capitalization of subsidiaries	(100,000)	100,000	—	—
Dividends received from subsidiaries	274,912	—	(274,912)	—
Other	—	368	(30,545)	(30,177)

Net cash flows from (used for) investing activities	$194,232	$(683,005)	$(650,190)	$(1,138,963)

Cash flows from (used for) financing activities
Dividends paid on Ordinary Shares	(59,739)	—	—	(59,739)
Dividends paid on Preferred Shares	(11,213)	—	—	(11,213)
Net proceeds from short-term debt	—	—	764	764
Proceeds from exercise of options for Ordinary Shares	38,866	—	—	38,866
Proceeds from Ordinary Shares issued under ESPP	3,911	—	—	3,911
Advances (to) from affiliates	(127,123)	(26,379)	153,502	—

Net cash flows from (used for) financing activities	$(155,298)	$(26,379)	$154,266	$(27,411)

Effect of foreign currency rate changes on cash and cash equivalents	$—	$(1,580)	$(2,235)	$(3,815)

Net increase in cash	27,409	2,514	10,200	40,123
Cash – beginning of period	6,327	230,154	297,514	533,995

Cash – end of period	$33,736	$232,668	$307,714	$574,118

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the three months ended March 31, 2004

(in thousands of U.S. dollars)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	ACE Limited Consolidated
Net cash flows from (used for) operating activities	$(29,876)	$816,776	$375,003	$1,161,903

Cash flows from (used for) investing activities
Purchases of fixed maturities	(26,877)	(2,801,197)	(3,163,048)	(5,991,122)
Purchases of equity securities	—	(36,302)	(72,874)	(109,176)
Sales of fixed maturities	—	2,039,543	2,855,605	4,895,148
Sales of equity securities	—	35,840	69,529	105,369
Maturities of fixed maturities	—	—	160	160
Net proceeds from (payments made on) the settlement of investment derivatives	(14,021)	5,031	8,113	(877)
Capitalization of subsidiaries	(37,987)	57,994	(20,007)	—
Dividends received from subsidiaries	235,834	—	(235,834)	—
Other	—	(21,057)	27,989	6,932

Net cash flows from (used for) investing activities	$156,949	$(720,148)	$(530,367)	$(1,093,566)

Cash flows from (used for) financing activities
Dividends paid on Ordinary Shares	(53,182)	—	—	(53,182)
Dividends paid on Preferred Shares	(11,213)	—	—	(11,213)
Proceeds from short-term debt, net	—	(14)	—	(14)
Proceeds from exercise of options for Ordinary Shares	34,406	—	—	34,406
Proceeds from Ordinary Shares issued under ESPP	3,683	—	—	3,683
Advances to (from) affiliates	(108,927)	—	108,927	—

Net cash flows from (used for) financing activities	$(135,233)	$(14)	$108,927	$(26,320)

Effect of foreign currency rate changes on cash and cash equivalents	$—	$3,932	$6,287	$10,219

Net increase (decrease) in cash	(8,160)	100,546	(40,150)	52,236
Cash – beginning of period	27,260	167,667	366,723	561,650

Cash – end of period	$19,100	$268,213	$326,573	$613,886

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13.	Segment information

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

Corporate and other includes ACE Limited and ACE INA Holdings (Corporate) and intercompany eliminations. In addition, included in losses and loss expenses for the quarter ended March 31, 2005 are losses incurred in connection with the commutation of ceded reinsurance contracts that resulted from a differential between the consideration received from reinsurers and the related reduction of reinsurance recoverables, principally related to the time value of money. Due to the Company’s initiatives to reduce reinsurance recoverable balances and thereby encourage such commutations, losses recognized in connection with the commutation of ceded reinsurance contracts are generally not considered when assessing segment performance and accordingly, are directly allocated to Corporate. Additionally, the Company does not consider the development of loss reserves related to the September 11 tragedy in assessing segment performance as these loss reserves are

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

managed by Corporate. Accordingly, the effect of the related loss reserve development on net income is reported within Corporate. There were no losses related to the September 11 tragedy included in Corporate for the three months ended March 31, 2005 and 2004.

For segment reporting purposes, certain items have been presented in a different manner than in the consolidated financial statements. The following tables summarize the operations by segment for the periods indicated.

Statement of Operations by Segment

For the three months ended March 31, 2005

(in thousands of U.S. dollars)

	Insurance – North American	Insurance - Overseas General	Global Reinsurance	Corporate and Other	Consolidated Property & Casualty (1)	Financial Services	ACE Consolidated
Gross premiums written	$2,150,918	$1,635,555	$535,680	$—	$4,322,153	$162,705	$4,484,858
Net premiums written	1,424,756	1,194,224	526,879	—	3,145,859	161,634	3,307,493
Net premiums earned	1,283,119	1,088,903	356,606	—	2,728,628	89,662	2,818,290
Losses and loss expenses	887,626	610,867	205,450	(888)	1,703,055	82,708	1,785,763
Policy acquisition costs	117,403	192,112	72,985	—	382,500	2,006	384,506
Administrative expenses	131,576	144,342	15,303	58,403	349,624	4,106	353,730

Underwriting income (loss)	146,514	141,582	62,868	(57,515)	293,449	842	294,291

Life
Gross premiums written	—	—	57,673	—	—	—	57,673
Net premiums written	—	—	57,649	—	—	—	57,649
Net premiums earned	—	—	57,597	—	—	—	57,597
Life and annuity benefits	—	—	34,837	—	—	—	34,837
Policy acquisition costs	—	—	4,108	—	—	—	4,108
Administrative expenses	—	—	1,807	—	—	—	1,807
Net investment income	—	—	9,189	—	—	—	9,189

Underwriting income	—	—	26,034	—	—	—	26,034

Net investment income	127,911	74,325	39,357	1,247	242,840	31,618	274,458
Net realized gains (losses)	(4,178)	17,641	(22,131)	(4,415)	(13,083)	9,231	(3,852)
Interest expense	5,151	—	766	36,762	42,679	—	42,679
Other (income) expense	228	5,970	942	(294)	6,846	(11,405)	(4,559)
Income tax expense (benefit)	72,737	52,918	9,133	(20,653)	114,135	5,648	119,783

Net income (loss)	$192,131	$174,660	$95,287	$(76,498)	$359,546	$47,448	$433,028

(1)	Excludes life reinsurance business.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Statement of Operations by Segment

For the three months ended March 31, 2004

(in thousands of U.S. dollars)

	Insurance – North American	Insurance - Overseas General	Global Reinsurance	Corporate and Other	Consolidated Property & Casualty(1)	Financial Services	ACE Consolidated
Gross premiums written	$1,905,331	$1,673,610	$576,512	$—	$4,155,453	$207,566	$4,363,019
Net premiums written	1,211,638	1,198,342	569,335	—	2,979,315	207,784	3,187,099
Net premiums earned	1,006,965	1,033,880	329,388	—	2,370,233	178,913	2,549,146
Losses and loss expenses	695,958	601,017	159,686	—	1,456,661	85,936	1,542,597
Policy acquisition costs	100,463	184,632	63,997	—	349,092	10,595	359,687
Administrative expenses	103,276	137,516	18,572	30,014	289,378	24,519	313,897

Underwriting income (loss)	107,268	110,715	87,133	(30,014)	275,102	57,863	332,965

Life
Gross premiums written	—	—	52,456	—	—	—	52,456
Net premiums written	—	—	51,067	—	—	—	51,067
Net premiums earned	—	—	50,531	—	—	—	50,531
Life and annuity benefits	—	—	41,724	—	—	—	41,724
Policy acquisition costs	—	—	5,227	—	—	—	5,227
Administrative expenses	—	—	1,008	—	—	—	1,008
Net investment income	—	—	8,391	—	—	—	8,391

Underwriting income	—	—	10,963	—	—	—	10,963

Net investment income	104,325	47,434	26,465	(1,700)	176,524	53,005	229,529
Net realized gains (losses)	51,726	24,185	(9,625)	(14,021)	52,265	4,996	57,261
Interest expense	5,155	—	—	37,666	42,821	1,451	44,272
Other (income) expense	3,295	3,389	(588)	—	6,096	10,984	17,080
Income tax expense (benefit)	61,617	50,955	2,964	(13,432)	102,104	20,437	122,541

Net income (loss)	$193,252	$127,990	$112,560	$(69,969)	$352,870	$82,992	$446,825

(1)	Excludes life reinsurance business.

Underwriting assets for property and casualty and financial services are reviewed in total by management for purposes of decision-making. The Company does not allocate assets to its segments. Assets are specifically identified for our life reinsurance operations and corporate holding companies, including ACE Limited and ACE INA Holdings.

The following table summarizes the identifiable assets at March 31, 2005 and December 31, 2004.

	March 31 2005	December 31 2004
	(in millions of U.S. dollars)
Life reinsurance	$773	$749
Corporate	2,216	2,130
All other	53,976	53,463

Total assets	$56,965	$56,342

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables summarize the revenues of each segment by product offering for the periods indicated.

Net premiums earned by type of premium

	Property & Casualty	Life, Accident & Health	Financial Services	ACE Consolidated
	(in millions of U.S. dollars)
Three Months Ended March 31, 2005
Insurance – North American	$1,236	$47	$—	$1,283
Insurance – Overseas General	837	252	—	1,089
Global Reinsurance	356	58	—	414
Financial Services	—	—	90	90

	$2,429	$357	$90	$2,876

Three Months Ended March 31, 2004
Insurance – North American	$965	$42	$—	$1,007
Insurance – Overseas General	821	213	—	1,034
Global Reinsurance	329	51	—	380
Financial Services	—	—	179	179

	$2,115	$306	$179	$2,600

The following table summarizes the Company’s gross premiums written by geographic region for the periods indicated. Allocations have been made on the basis of location of risk.

Three Months Ended	North America	Europe	Australia & New Zealand	Asia Pacific	Latin America
March 31, 2005	58%	28%	2%	7%	5%
March 31, 2004	60%	27%	3%	6%	4%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations, financial condition, and liquidity and capital resources as of and for the three months ended March 31, 2005. Our results of operations and cash flows for any interim period are not necessarily indicative of our results for the full year. This discussion should be read in conjunction with our Consolidated Financial Statements and related notes and our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

Overview

ACE Limited (ACE) is the Bermuda-based holding company of the ACE Group of Companies, incorporated with limited liability under the Cayman Islands Companies Law. We created our business office in Bermuda in 1985 when we initially incorporated the Company and we continue to maintain our corporate headquarters in Bermuda. Through our various operating subsidiaries, we provide a broad range of insurance and reinsurance products to businesses and individuals worldwide through operations in more than 140 countries. Our long-term business strategy focuses on sustained growth in book value achieved through a combination of underwriting and investment income. By doing so, we provide value to our clients and shareholders through the utilization of our substantial capital base in the insurance and reinsurance markets.

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

The insurance industry is highly competitive with many companies offering similar coverage. The rates, terms and conditions related to the products we offer have historically changed depending on the timing of the insurance cycle. During periods of excess underwriting capacity, as defined by availability of capital, competition can result in lower pricing and less favorable terms and conditions. During periods of reduced underwriting capacity, pricing and terms and conditions are generally more favorable. For the quarter ended March 31, 2005, we have observed continued weakness in rates and while terms and conditions were generally favorable, they have begun to relax. As a result, our net premiums written were stable overall and declined in several of our businesses – a reflection of our underwriting discipline.

We are actively following developments on possible legislation to move all U.S. asbestos bodily injury claims to a federal trust for compensation in accordance with an established set of medical criteria and claim values. The trust would be funded by asbestos defendants and their insurers. The current bill, as it stands, requires a number of changes in order to win our support and we are working to get those accepted in the next draft of the bill.

Insurance Industry Investigations and Related Matters

On October 14, 2004, the New York Attorney General (NYAG) filed a civil suit against Marsh & McLennan Companies Inc. (Marsh), alleging that certain Marsh business practices were fraudulent and violated antitrust and securities laws. ACE was not named as a defendant in the suit, although ACE was named as one of four insurance companies whose employees participated in the practices in question. There can be no assurance that ACE will not be named in future actions brought by the NYAG or any other state attorneys general. In addition, an underwriter who is no longer employed by ACE has pleaded guilty to a misdemeanor based on these practices. ACE is cooperating and will continue to cooperate with the attorneys general.

ACE, its subsidiaries and affiliates have received numerous subpoenas, interrogatories, and civil investigative demands in connection with the pending investigations of insurance industry practices. These inquiries have been issued by a number of attorneys general, state departments of insurance, and state and federal regulatory authorities, including the NYAG, the Pennsylvania Department of Insurance and the Securities and Exchange Commission. These inquiries seek information concerning underwriting practices and non-traditional or loss mitigation insurance products. ACE is cooperating and will continue to cooperate with such inquiries.

ACE is conducting its own internal investigation that encompasses the subjects raised by the NYAG, the other state attorneys general and the SEC. It is being conducted by a team from the firm of Debevoise & Plimpton LLP. The team is headed by former United States Attorney Mary Jo White and operates under the direction of the Audit Committee of the Board of Directors. The Audit Committee of the Board of Directors has retained Cleary Gottlieb Steen & Hamilton, special outside counsel, to advise it in connection with these matters. We have terminated three employees, one of which has pleaded guilty to a misdemeanor, and have suspended two other employees as a result of our internal investigation. ACE’s internal investigation pertaining to underwriting practices is essentially complete. The investigation pertaining to non-traditional or loss mitigation insurance products is ongoing.

In January 2005, the Connecticut Attorney General (the CTAG) filed a civil suit against a subsidiary of ACE in Connecticut state court under the Connecticut Unfair Trade Practices Act. The CTAG’s suit alleges that an ACE subsidiary made an unauthorized and undisclosed payment to a broker who placed a portfolio of state workers’ compensation cases with ACE and seeks restitution to the state and payment of punitive damages. ACE believes that it has not violated any law or duty to the state and has filed a motion to dismiss the action. The State of Connecticut has not yet responded to the motion.

ACE, ACE INA Holdings, Inc. and ACE USA have been named in the following 13 federal putative nationwide class actions brought by insurance policyholders. Bayou Steel Corporation v. ACE INA Holdings, et al. (Case No. 04 CV 5391 E.D. Pa) (filed November 18, 2004); Eagle Creek, Inc. v. ACE INA Holdings, et al. (Case No. 04 CV 5255; E.D. Pa.) (filed November 10, 2004); Stephen Lewis vs. Marsh & McLennan Companies, Inc., et al. (Case No. 04 CV 7847; N.D. Ill.) (filed December 6, 2004); Opticare Health Systems, Inc. v. Marsh & McLennan Companies, Inc., et al. (Case No. 04 CV 06954; S.D.N.Y.) (filed October 19, 2004); Diane Preuss v. Marsh & McLennan Companies, et al. (Case No. 04 CV 78553; N.D. Ill.) (filed December 6, 2004); Redwood Oil Company v. Marsh & McLennan Companies, Inc. (Case No. 05 C 0390; N.D. Ill.) (filed January 21, 2005, dismissed voluntarily by plaintiff); Shell Vacations LLC v. Marsh & McLennan Companies, Inc., et al. (Case No. 05 C 0270; N.D. Ill.) (filed January 14, 2005); Edward Macuish v. Marsh & McLennan Companies, Inc., et al. (Case No. 2005 CV 00440; N.D. Ill.) (filed January 25, 2005); David Boros v. Marsh & McLennan Companies, Inc., et al. (Case No. C050543EDL; N.D. Calf.) (filed February 4, 2005), and Robert Mulcahy v. Arthur J. Gallagher & Co., et al. (Case No. 2005 CV 01064; D. N.J.) (filed February 23, 2005); Golden Gate Bridge, Highway and Transportation District vs. Marsh & McLennan Companies, Inc., et. al. (Case No. 05-1214, D. N.J.) filed February 23, 2005); The Prococcianti Group vs. Marsh & McLennan Companies, Inc., et. al. (Case No. 05-1368, D. N.J.) (filed March 7, 2005); Palm Tree Computers Systems, Inc. et al. v. ACE USA et al. (Case No. 6:05-cv-418-ACC-JGG) (filed February 16, 2005) (Case originally filed in the Eighteenth Judicial Circuit in and for Seminole County, Florida. AIG removed case. Motion to remand pending). In each of these cases, the plaintiff has sued a number of other insurance entities in addition to the ACE entities.

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

Illinois Union Insurance Company, an ACE subsidiary, has been named in a state court class action: Van Emden Management Corporation v. Marsh & McLennan Companies, Inc., et al. (Case No. 05-0066A; Superior Court of Massachusetts) (filed January 13, 2005). The allegations are similar to the allegations in the federal class actions identified above. Plaintiffs assert causes of action under Massachusetts’ antitrust statute and Massachusetts’ consumer protection statute. Plaintiffs also assert a conspiracy cause of action and seek an injunction. Plaintiffs have sought unspecified compensatory damages and reimbursement of expenses, including legal fees.

ACE has been named in the following four putative securities class action suits: John Mahaney, Jr. v. ACE Limited, et al. (Case No. 04 CV 07696; S.D.N.Y) (filed October 18, 2004); Steven Burda v. ACE Limited, et al.; (Case No. 04 CV 833; S.D.N.Y.) (filed October 21, 2004); Thomas E. Barton v. ACE Limited, et al.; (Case No. 04 CV 8683; S.D.N.Y.) (filed November 1, 2004); and Friends of Ariel Center for Policy Research v. ACE Limited, et al. (Case No. 04 CV 04907; E.D. Pa.) (filed October 19, 2004). Evan G. Greenberg, ACE’s President and Chief Executive Officer, Brian Duperreault, ACE’s Chairman and former Chief Executive Officer, and Philip V. Bancroft, ACE’s Chief Financial Officer were also named as defendants in each of these suits. In addition, Dominic J. Frederico, ACE’s former Vice Chairman and former President and Chief Operating Officer, and Christopher Z. Marshall, ACE’s former Chief Financial Officer, were named as defendants in the Burda action. On January 3, 2005, the Burda and Barton actions were consolidated for all purposes into the Mahaney action. In December 2004, the defendants filed a motion with the JPML seeking consolidation of the cases for pretrial purposes in the Eastern District of Pennsylvania. That motion is currently pending, and no plaintiffs have yet filed a brief stating a position on consolidation and transfer. The plaintiffs in these cases assert claims solely under Section 10(b) of the Securities Exchange Act of 1934 (the Exchange Act), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act (control person liability). The plaintiffs allege that ACE’s public statements and securities filings should have revealed that insurers, including certain ACE entities and brokers conspired to increase premiums and allocate customers through the use of “B” quotes and contingent commissions and that ACE’s revenue and earnings were inflated by premiums which it may have to forfeit by fines or judgments.

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

On December 6, 2004, Goss International Corporation filed a “Verified Petition for Discovery” in Illinois state court naming several respondents, including ACE, Illinois Union Insurance Co., a subsidiary of ACE, five other insurance companies, Marsh and Marsh Inc. This petition was filed under an Illinois Supreme Court rule which purports to allow a person to engage in discovery for the sole purpose of identifying one who may be responsible in damages in anticipation of filing a complaint. Goss claims that it has used Marsh as its broker, and that Marsh presented quotes to Goss from each of the insurance company respondents. ACE has not been served in this action, though no assurance can be given that it will not be served. Goss and the defendants, including Illinois Union Insurance Co., have negotiated an agreed briefing schedule pertaining to Goss’s request for pre-suit discovery. If it is served, ACE intends to vigorously oppose the request for pre-suit discovery.

All of these suits seek compensatory damages without specifying an amount. As a result, ACE cannot at this time estimate its potential costs related to these legal matters and accordingly no liability for compensatory damages has been established in the Consolidated Financial Statements. The quarter ended March 31, 2005, includes approximately $30 million of investigation related legal expenses. To date, since the investigation has started, we have paid and accrued over $40 million for legal related fees. In the opinion of ACE’s management, ACE’s ultimate liability for these matters is not likely to have a material adverse effect on ACE’s consolidated financial condition, although it is possible that the effect could be material to ACE’s consolidated results of operations for an individual reporting period.

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

We believe our accounting policies for these items are of critical importance to our Consolidated Financial Statements. More information regarding our critical accounting estimates is included in the section entitled “Critical Accounting Estimates” in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2004.

Sale of Financial and Mortgage Guaranty Business through Assured Guaranty Ltd.

On April 28, 2004, we sold 65.3 percent of our financial and mortgage guaranty reinsurance and insurance businesses through the initial public offering (IPO) of 49 million common shares of Assured Guaranty Ltd. (Assured Guaranty). Subsequent to the completion of the IPO, we beneficially own 26 million common shares or 34.7 percent of Assured Guaranty’s outstanding common shares and, accordingly, no longer consolidate our interest in the Assured Guaranty companies. We account for our retained interest under the equity method of accounting and reflect the value of our investment in “Investments in partially-owned insurance companies” within our consolidated balance sheet and the proportionate share of earnings reflected in “Other (income) expense” within our consolidated statement of operations.

Results of Operations – Three Months Ended March 31, 2005 and 2004

The discussions that follow include tables, which show both our consolidated and segment operating results for the three months ended March 31, 2005 and 2004. In presenting our operating results, we have discussed our performance with reference to underwriting results, which is a non-GAAP measure. We consider this measure, which may be defined differently by other companies, to be important in understanding our overall results of operations. Underwriting results are calculated by subtracting losses and loss expenses, life and annuity benefits, policy acquisition costs and administrative expenses from net premiums earned. We use underwriting results and operating ratios to monitor the results of our operations without the impact of certain factors, including investment income, other income and expenses, interest and income tax expense and net realized gains (losses). We believe the use of these measures enhance the understanding of our results of operations by highlighting the underlying profitability of our insurance business. Underwriting results should not be viewed as a substitute for measures determined in accordance with GAAP.

Consolidated Operating Results

	Three Months Ended March 31
	2005	2004
	(in millions of U.S. dollars)
Net premiums written	$3,365	$3,238
Net premiums earned	2,876	2,600
Net investment income	284	238
Net realized gains (losses)	(4)	57

Total revenues	3,156	2,895

Losses and loss expenses	1,786	1,542
Life and annuity benefits	35	42
Policy acquisition costs	388	365
Administrative expenses	356	315
Interest expense	42	44
Other (income) expense	(4)	17

Total expenses	$2,603	$2,325

Income before income tax	553	570
Income tax expense	120	123

Net income	$433	$447

Net premiums written, which reflect the premiums we retain after purchasing reinsurance protection, increased four percent in the quarter ended March 31, 2005, compared with the same quarter of 2004. This increase was principally driven by growth in the U.S. casualty operations of the Insurance-North American segment, partially offset by modest declines in our other segments. Our property and casualty (P&C) net premiums written, which exclude the Financial Services segment and our life reinsurance business, increased six percent (four percent adjusting for the appreciation of foreign currencies relative to the U.S. dollar).

The following table provides a consolidated breakdown of net premiums earned by line of business for the periods indicated.

	Three Months Ended March 31
	2005	% of total	2004	% of Total
	(in millions of U.S. dollars)		(in millions of U.S. dollars)
Property and all Other	$873	30%	$785	30%
Casualty	1,556	54%	1,330	51%
Personal Accident (A&H)	299	11%	255	10%

Total P&C	2,728	95%	2,370	91%
Global Re – life	58	2%	51	2%
Financial Services	90	3%	179	7%

Net premiums earned	$2,876	100%	$2,600	100%

Net premiums earned reflect the portion of net premiums written that were recorded as revenues for the period as the exposure period expires. Net premiums earned in our P&C business increased 15 percent (14 percent, adjusting for foreign exchange) in the quarter ended March 31, 2005, compared with the same quarter of 2004. Our Financial Services business reported a decrease in net premiums earned of 50 percent in the quarter ended March 31, 2005, compared with the same quarter of 2004. The change in net premiums earned for P&C business is consistent with the development in net premiums written. For our Financial Services segment, the decrease is primarily related to the sale of Assured Guaranty – the quarter ended March 31, 2004, included $87 million of net premiums earned from financial guaranty business prior to the IPO.

Net investment income increased 19 percent in the quarter ended March 31, 2005, compared with the same quarter of 2004. The increase in net investment income was primarily due to positive operating cash flows, which have resulted in a higher overall average invested asset base.

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

The following table shows our consolidated loss and loss expense ratio, policy acquisition ratio, administrative expense ratio and combined ratio for the periods indicated.

	Three Months Ended March 31
	2005	2004
Loss and loss expense ratio	63.4%	60.5%
Policy acquisition cost ratio	13.6%	14.1%
Administrative expense ratio	12.6%	12.3%
Combined ratio	89.6%	86.9%

Our loss and loss expense ratio increased 2.9 percentage points in the quarter ended March 31, 2005, compared with the same quarter of 2004. This increase was primarily due to a higher loss and loss expense ratio in our Financial Services segment and, to a lesser extent, net adverse prior period development. The following table shows the impact of prior period development on our loss and loss expense ratio for the periods indicated.

	Three Months Ended March 31
	2005	2004
Loss and loss expense ratio, as reported	63.4%	60.5%
Catastrophe losses	(0.1)%	—
Prior period development	(1.1)%	0.3%

Loss and loss expense ratio, adjusted	62.2%	60.8%

We recorded $3 million in catastrophe losses, related to European windstorms, in the quarter ended March 31, 2005, compared with nil in the same quarter of 2004. Our loss and loss expense ratio is also impacted by prior period development. Prior period development arises from changes to loss estimates recognized in the current year that relate to loss reserves first reported in previous calendar years and excludes the effect of losses from the development of earned premium from previous accident years. For purposes of analysis and disclosure, management views prior period development to be changes in the nominal value of loss estimates from period to period and excludes changes in loss estimates that do not arise from the emergence of claims, such as those related to uncollectible reinsurance, interest, or foreign currency. Accordingly, specific items excluded from prior period development include the following: gains/losses related to foreign currency translation that affect both the valuation of unpaid losses and loss expenses and losses incurred; losses recognized from the early termination or commutation of reinsurance agreements that principally relate to the time value of money; changes in the value of reinsurance business assumed reflected in losses incurred but principally related to the time value of money and losses that arise from changes in estimates of earned premiums from prior accident years. We experienced net adverse prior period development of $30 million for the quarter ended March 31, 2005, compared with net favorable prior period development of $8 million in the same quarter of 2004. Our Segment Operating Results, below, contain further detail of the prior period development recognized in our Consolidated Financial Statements.

Policy acquisition costs include commissions, premium taxes, underwriting and other costs that vary with, and are primarily related to, the production of premium. Administrative expenses include all other operating costs. Our policy acquisition cost ratio decreased in the quarter ended March 31, 2005, compared with the same quarter of 2004, primarily due to improvements in the Insurance – North American segment. Our administrative expense ratio increased primarily due to approximately $30 million of legal costs in connection with the investigations by the various attorneys general and related matters.

Interest expense decreased in the quarter ended March 31, 2005, compared with the same quarter of 2004. This was primarily due to the $75 million of Capital Re LLC preferred securities which were outstanding during the quarter ended March 31, 2004, and redeemed on July 12, 2004.

Segment Operating Results – Three Months Ended March 31, 2005 and 2004

Our business consists of four segments: Insurance – North American, Insurance – Overseas General, Global Reinsurance, and Financial Services. Our Annual Report on Form 10-K for the year ended December 31, 2004, includes more information on each of our segments in the section entitled, “Segment Information”, under Item 1.

Insurance - North American

The Insurance – North American segment comprises our P&C insurance operations in the U.S., Bermuda and Canada. This segment writes a variety of insurance products including property, casualty (general liability, workers’ compensation, risk management, professional lines (directors and officers (D&O) and errors and omissions coverages (E&O)), marine, program business, aerospace, consumer-oriented products, specialty lines and accident and health (A&H) - principally being personal accident.

	Three Months Ended March 31
	2005	2004
	(in millions of U.S. dollars)
Net premiums written	$1,425	$1,212
Net premiums earned	1,283	1,007
Losses and loss expenses	888	696
Policy acquisition costs	117	101
Administrative expenses	132	103

Underwriting income	$146	$107

Net investment income	128	104
Net realized gains (losses)	(4)	52
Interest expense	5	5
Other expense	—	3
Income tax expense	73	62

Net income	$192	$193

Loss and loss expense ratio	69.2%	69.1%
Policy acquisition cost ratio	9.1%	10.0%
Administrative expense ratio	10.3%	10.3%
Combined ratio	88.6%	89.4%

Net premiums written for the Insurance – North American segment increased 18 percent in the quarter ended March 31, 2005, compared with the same quarter in 2004. The increase was primarily related to new business in our risk management unit and growth emanating from recently established casualty units. Additionally, Insurance – North American’s retention ratio increased to 66 percent for the quarter ended March 31, 2005, compared with 64 percent for the same quarter of 2004.

The following tables provide an entity/divisional breakdown of Insurance – North American’s net premiums earned for the periods indicated.

	Three Months Ended March 31
	2005	% of total	2004	% of total
	(in millions of U.S. dollars)		(in millions of U.S. dollars)
Property and all Other	$318	25%	277	28%
Casualty	918	71%	688	68%
Personal Accident (A&H)	47	4%	42	4%

Net premiums earned	$1,283	100%	1,007	100%

	Three Months Ended March 31
	2005	2004
	(in millions of U.S. dollars)
ACE USA	$846	$650
ACE Westchester Specialty	332	254
ACE Bermuda	105	103

Net premiums earned	$1,283	$1,007

ACE USA, which includes ACE operations in Canada, provides a broad array of products and services to corporate and consumer clients throughout the U.S. and Canada, through licensed insurance companies. Distribution channels include retail brokers, agents, managing general agents, and managing general underwriters. Net premiums earned for ACE USA increased 30 percent in the quarter ended March 31, 2005, compared with the same quarter in 2004. Consistent with net premiums written, the increase was related to our risk management unit which reported growth in demand for its custom coverage solutions for large companies and national accounts and construction wrap-up programs. Additionally, ACE USA benefited from continued growth in new business units offering workers’ compensation and medical liability coverage. The current quarter’s growth in net premiums earned has outpaced the growth of net premiums written, reflecting the launch of new products first offered in late 2003, expanded distribution and the more favorable rate environment experienced in 2004 and 2003.

ACE Westchester Specialty specializes in the wholesale distribution of excess and surplus lines property, inland marine and casualty coverages and products. ACE Westchester Specialty also provides coverage for agriculture business and specialty programs through its Program division. ACE Westchester Specialty’s net premiums earned for the quarter ended March 31, 2005, increased 31 percent compared with the same quarter of 2004. This increase primarily reflects growth in agriculture (crop) and casualty business.

ACE Bermuda, which specializes in providing professional lines and excess liability coverage, reported an increase in net premiums earned of two percent in the quarter ended March 31, 2005, compared with the same quarter of 2004. This increase is primarily due to modest prior period growth in net premiums written on excess liability business, partially offset by a decrease in professional lines business due to continued competition between carriers, which has put downward pressure on rates.

Insurance – North American’s loss and loss expense ratio increased 0.1 percentage points in the quarter ended March 31, 2005, compared with the same quarter of 2004. The following table shows the impact of the prior period development on our loss and loss expense ratio for the periods indicated.

	Three Months Ended March 31
	2005	2004
Loss and loss expense ratio, as reported	69.2%	69.1%
Adverse prior period development	(1.7)%	(1.5)%

Loss and loss expense ratio, adjusted	67.5%	67.6%

The loss and loss expense ratio for the quarter ended March 31, 2005, was negatively impacted by net adverse prior period development of $22 million, representing 0.26 percent of the segment’s net unpaid loss and loss expense reserves at January 1, 2005. This compares with net adverse prior period development of $15 million for the same quarter of 2004, representing 0.23 percent of the segment’s net unpaid loss and loss expense reserves at January 1, 2004. The prior period development for the quarter ended March 31, 2005, was the net result of several underlying favorable and adverse movements, the most significant of which was $19 million of adverse prior period development impacting the 2002 and 2001 accident years relating to changes in the legal and claim positions on an account that provided financial guarantee insurance to a now bankrupt facility that ran leasing pools. The prior period development for the quarter ended March 31, 2004, was the net result of several underlying favorable and adverse movements. The adverse development related primarily to excess liability, aviation and auto residual value business, partially offset by favorable development on property, satellite and political risk business.

Insurance – North American’s policy acquisition ratio decreased in the quarter ended March 31, 2005, compared with the same quarter of 2004, primarily due to lower overall commission expenses resulting from a shift in our business mix whereby higher-commission professional lines represented a lower proportion of our total production. Administrative expenses increased primarily due to the increased costs associated with servicing business growth and recently established units at ACE USA and ACE Westchester Specialty, partially offset by reduced expenses at ACE Bermuda.

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

	Three Months Ended March 31
	2005	2004
	(in millions of U.S. dollars)
Net premiums written	$1,194	$1,198
Net premiums earned	1,089	1,034
Losses and loss expenses	611	601
Policy acquisition costs	192	184
Administrative expenses	144	138

Underwriting income	$142	$111

Net investment income	74	48
Net realized gains	18	24
Other expense	6	3
Income tax expense	53	51

Net income	$175	$129

Loss and loss expense ratio	56.1%	58.1%
Policy acquisition cost ratio	17.6%	17.9%
Administrative expense ratio	13.3%	13.3%
Combined ratio	87.0%	89.3%

Net premiums written were stable (decreased four percent adjusting for foreign exchange) in the quarter ended March 31, 2005, compared with the same quarter of 2004. Decreases in production were offset by the weakening of the U.S. dollar against the British pound sterling and the Euro.

ACE International’s P&C operations are organized geographically and along product lines. Property insurance products include traditional commercial fire coverage as well as energy industry-related coverages. Principal casualty products are commercial general liability and liability coverage for multinational organizations. Through our professional lines, we provide D&O and professional indemnity coverages for medium to large clients. The A&H insurance operations provide principally accident coverage to individuals and groups outside of U.S. insurance markets. ACE International’s net premiums written increased four percent (decreased one percent adjusting for foreign exchange) to $965 million for the quarter ended March 31, 2005, compared with $926 million for the same quarter of 2004. This increase was primarily due to the weakening of the U.S. dollar, as strong A&H growth was offset by lower P&C writings. ACE Europe, which accounted for approximately two-thirds of ACE International’s net premiums written for the quarter ended March 31, 2005, reported a decline in production, particularly on U.K. P&C business, as increased competitive conditions have resulted in lower rates and a deterioration of terms. ACE Latin American experienced robust demand for its A&H product offerings, particularly in Mexico and Brazil.

ACE Global Markets’ main lines of business include aviation, property, energy, professional lines, marine, political risk and A&H. ACE Global Markets’ net premiums written decreased 16 percent (17 percent adjusting for foreign exchange) to $229 million in the quarter ended March 31, 2005, compared with $272 million in the same quarter of 2004. This decrease was due in part to rate reductions within the professional lines.

The following two tables provide a line of business and entity/divisional breakdown of Insurance – Overseas General’s net premiums earned for the periods indicated.

	Three Months Ended March 31
	2005	% of total	2004	% of total
	(in millions of U.S. dollars)		(in millions of U.S. dollars)
Property and all Other	$402	37%	$338	32%
Casualty	435	40%	483	47%
Personal Accident (A&H)	252	23%	213	21%

Net premiums earned	$1,089	100%	$1,034	100%

	Three Months Ended March 31
	2005	2004
	(in millions of U.S. dollars)
ACE Europe	$476	$463
ACE Asia Pacific	134	115
ACE Far East	99	96
ACE Latin America	102	80

ACE International	811	754
ACE Global Markets	278	280

Net premiums earned	$1,089	$1,034

Insurance – Overseas General increased net premiums earned five percent in the quarter ended March 31, 2005, compared with the same quarter of 2004 (two percent adjusting for foreign exchange). The increase was primarily due to growth in property and A&H business at ACE International and aviation writings at ACE Global Markets, partially offset by decreases in casualty business across the segment, reflecting the decline in rates, late in 2004.

Insurance – Overseas General’s loss and loss expense ratio decreased two percentage points in the quarter ended March 31, 2005, compared with the same quarter of 2004, primarily due to favorable current accident year experience at ACE Europe and to a lesser extent, changes in the mix of business—mainly the increase in A&H, which typically experiences lower loss ratios than other types of business. The following table shows the impact of prior period development on our loss and loss expense ratio for the periods indicated.

	Three Months Ended March 31
	2005	2004
Loss and loss expense ratio, as reported	56.1%	58.1%
Prior period development	(0.6)%	0.8%

Loss and loss expense ratio, adjusted	55.5%	58.9%

The loss and loss expense ratio for the quarter ended March 31, 2005, was negatively impacted by net adverse prior period development of $7 million, representing 0.14 percent of the segment’s net unpaid loss and loss expense reserves at January 1, 2005. This compares with net favorable prior period development of $8 million for the same quarter of 2004, representing 0.21 percent of the segment’s net unpaid loss and loss expense reserves at January 1, 2004. The net prior period development for the quarter ended March 31, 2005, was the net result of several underlying favorable and adverse movements, the most significant of which were:

•	Favorable development of $35 million on short-tail property, tech and energy lines and $15 million on short-tail European A&H lines (personal accident) identified as part of our standard quarterly reserving process arising from the favorable emergence of actual claims relative to expectations used to establish the reserves, principally related to the 2004 and 2003 accident years.

•	Adverse development of $41 million on ACE’s share of a consortium that reinsured U.S. workers compensation business across the 1995-1999 underwriting years. The adverse development arose following the completion in the quarter of a financial and actuarial review of updated bordereaux information received from the client.

•	Adverse development of $7 million on discontinued lines arising from re-evaluation of ceded reinsurance on an individual energy claim on the 2000 accident year.

The net prior period development for the quarter ended March 31, 2004, was the net result of several underlying favorable and adverse movements. The adverse prior period development related primarily to significant adverse development from U.S. International casualty business and to a lesser extent in other casualty lines in the U.K. and Europe as well as marine and aviation. This was offset by significant favorable prior period development on property catastrophe and casualty lines and to a lesser extent on financial lines and fire, technical and energy lines.

The policy acquisition cost ratio for Insurance – Overseas General improved in the quarter ended March 31, 2005, compared with the same quarter of 2004, which was negatively impacted by a one-time reinstatement cost at ACE Global Markets. Insurance – Overseas General administrative expenses increased four percent in the quarter ended March 31, 2005, primarily due to the depreciation of the U.S. dollar, and to a lesser extent increased headcount at ACE Europe.

Global Reinsurance

The Global Reinsurance segment comprises the operations of the ACE Tempest Re Group – ACE Tempest Re Bermuda, ACE Tempest Re USA, ACE Tempest Re Europe, and ACE Tempest Life Re (ACE Life Re). ACE Life Re is our Bermuda-based life reinsurance operation and is addressed separately.

Property and Casualty Reinsurance

	Three Months Ended March 31
	2005	2004
	(in millions of U.S. dollars)
Net premiums written	$527	$569
Net premiums earned	356	329
Losses and loss expenses	205	159
Policy acquisition costs	73	64
Administrative expenses	15	19

Underwriting income	$63	$87

Net investment income	40	27
Net realized gains (losses)	(6)	15
Other (income) expense	1	—
Income tax expense	9	3

Net income	$87	$126

Loss and loss expense ratio	57.6%	48.5%
Policy acquisition cost ratio	20.5%	19.4%
Administrative expense ratio	4.3%	5.6%
Combined ratio	82.4%	73.5%

Global Reinsurance’s net premiums written decreased seven percent in the quarter ended March 31, 2005, compared with the same quarter of 2004. This decrease was primarily related to continued weakness in the rate environment for property, and property catastrophe lines and, in Europe, softening rates on casualty business.

The following two tables provide a line of business and entity/divisional breakdown of Global Reinsurance’s net premiums earned for the periods indicated.

	Three Months Ended March 31
	2005	% of total	2004	% of total
	(in millions of U.S. dollars)		(in millions of U.S. dollars)
Property and all Other	$86	24%	$86	26%
Casualty	203	57%	159	48%
Property Catastrophe	67	19%	84	26%

Net premiums earned	$356	100%	$329	100%

	Three Months Ended March 31
	2005	2004
	(in millions of U.S. dollars)
ACE Tempest Re Europe	$76	$75
ACE Tempest Re USA	212	169
ACE Tempest Re Bermuda	68	85

Net premiums earned	$356	$329

Net premiums earned increased eight percent in the quarter ended March 31, 2005, compared with the same quarter of 2004. The increase was primarily driven by strong production written in prior periods on non-catastrophe P&C business. Non-catastrophe P&C business has represented a growing portion of Global Reinsurance’s net premiums written over the last three years, and in general, has experienced more favorable market conditions over this time period compared with catastrophe lines.

ACE Tempest Re USA, which focuses on writing property per risk and casualty reinsurance, reported a 25 percent increase in net premiums earned in the quarter ended March 31, 2005, compared with the same quarter of 2004, primarily due to new business and higher renewal rates, mainly on policies written in 2004. ACE Tempest Re Europe, which writes most lines of P&C with an orientation towards specialty and short-tail products, reported stable net premiums earned in the quarter ended March 31, 2005, as declines in rates on property catastrophe business, were offset by growth in net premiums earned on casualty business written in 2004. ACE Tempest Re Bermuda, which principally provides property catastrophe reinsurance globally to insurers of commercial and personal property, reported a 20 percent decrease in net premiums earned in the quarter ended March 31, 2005, compared with the same quarter of 2004. A market-wide decline in rates on property catastrophe business, combined with the commitment to maintaining our underwriting standards has resulted in downward pressure on premium production for ACE Tempest Re Bermuda.

The loss and loss expense ratio increased 9.1 percentage points in the quarter ended March 31, 2005, compared with the same quarter of 2004. The prior year quarter benefited from net favorable prior period development, and a lack of catastrophe losses, while changes in the mix of business has had the effect of increasing the loss and loss expense ratio for the current quarter. The following table shows the impact of catastrophe losses and prior period development on our loss and loss expense ratio for the periods indicated.

	Three Months Ended March 31
	2005	2004
Loss and loss expense ratio, as reported	57.6%	48.5%
Catastrophe losses	(0.8)%	—
Favorable prior period development	—	3.9%

Loss and loss expense ratio, adjusted	56.8%	52.4%

Global Reinsurance recorded $3 million in catastrophe losses, related to European windstorms, in the quarter ended March 31, 2005, compared with nil in the same quarter of 2004. The loss and loss expense ratio for the quarter ended March 31, 2005, was not impacted by net prior period development. This compares with net favorable prior period development of $13 million for the same quarter of 2004, representing 1.58 percent of the segment’s net unpaid loss and loss expense reserves at January 1,

2004. The net prior period development for the quarter ended March 31, 2005, was the net result of several offsetting favorable and adverse movements on reserves established following catastrophe events for property and property catastrophe lines of business. These movements were identified as part of our standard quarterly reserving process and included $17 million of adverse prior period development on the third quarter 2004 storms principally related to increased loss estimates on certain previously reported claims and $10 million of miscellaneous favorable development on accident years 2003 and prior. The net prior period development for the quarter ended March 31, 2004, was the net result of favorable development on reserves established following catastrophe events for property and property catastrophe lines of business. The remaining increase in the loss and loss expense ratio was primarily related to the shift in mix of business that has resulted from growth in non-catastrophe P&C business at ACE Tempest Re USA and ACE Tempest Re Europe. Non-catastrophe P&C business typically exhibits higher loss ratios than property catastrophe business (except for periods with high catastrophe losses).

Global Reinsurance’s policy acquisition cost ratio increased in the quarter ended March 31, 2005, compared with the same quarter of 2004, due to the higher proportion of business generated from ACE Tempest Re USA, relative to ACE Tempest Re Europe and ACE Tempest Re Bermuda. ACE Tempest Re USA’s business is written more on a pro-rata basis (versus excess-of-loss), which incurs higher acquisition costs due to the higher level of ceding commissions paid. Administrative expenses decreased, primarily due to a reduction of expenses associated with Sarbanes-Oxley compliance.

Life Reinsurance

ACE Life Re principally provides reinsurance coverage to other life insurance companies, focusing on guarantees included in certain fixed and variable annuity products. The reinsurance transactions ACE Life Re enters into typically help clients (ceding companies) to manage mortality, morbidity, lapse and/or capital market risks embedded in their books of business. Sophisticated stochastic modeling techniques are used to price reinsurance products based on robust actuarial and investment models which incorporate a number of factors. These factors include assumptions for mortality, morbidity, expenses, demographics, persistency, investment returns, macroeconomic factors such as inflation and taxation and certain regulatory factors such as reserve and surplus requirements. ACE Life Re’s reinsurance treaties are non-proportional in nature, all of which incorporate some form of annual claim limit, and many of which include an aggregate claim limit as well as either an annual or aggregate claim deductible. ACE Life Re also uses modeling software to monitor, measure, and manage the aggregate exposure which is bound by limits set by senior management.

We assess the performance of our life reinsurance business based on life underwriting income which includes net investment income.

	Three Months Ended March 31
	2005	2004
	(in millions of U.S. dollars)
Net premiums written	$58	$51
Net premiums earned	58	51
Life and annuity benefits	35	42
Policy acquisition costs	4	5
Administrative expenses	2	1
Net investment income	9	8

Life underwriting income	26	11
Net realized losses	(16)	(25)

Net income (loss)	$10	$(14)

Life underwriting income improved in the quarter ended March 31, 2005, compared with the same quarter of 2004, primarily due to the increase in net premiums earned, combined with the decrease in life and annuity benefits. Net premiums earned increased due to higher variable annuity production, partially offset by the continued decrease in production of group long-term disability business, which was discontinued in 2002. Life and annuity benefits declined primarily due to the decrease in group long-term disability business, which typically incurs higher benefit ratios than other types of business and also experienced a reserve strengthening in the prior year quarter. Net income increased, due to higher life underwriting income, combined with lower net realized losses in the quarter ended March 31, 2005, compared with the same quarter of 2004. The net realized losses for both periods consisted primarily of fair value adjustments on guaranteed minimum income benefits (GMIBs), due to movements in interest rates and the equity markets.

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

Certain products (principally credit protection oriented) issued by the Financial Services segment have been determined to meet the definition of a derivative under FAS 133. For more information see the section entitled “Critical Accounting Estimates”, under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2004.

From April 29, 2004, our proportionate share of Assured Guaranty’s earnings is reflected in “Other (income) expense” in our consolidated statement of operations. The equity in net income recorded from Assured Guaranty for the quarter ended March 31, 2005 was $11 million.

	Three Months Ended March 31
	2005	2004
	(in millions of U.S. dollars)
Net premiums written	$161	$208
Net premiums earned	90	179
Losses and loss expenses	83	86
Policy acquisition costs	2	11
Administrative expenses	4	24

Underwriting income	$1	$58

Net investment income	32	53
Net realized gains	9	5
Interest expense	—	2
Other (income) expense	(11)	11
Income tax expense	6	20

Net income	$47	$83

Loss and loss expense ratio	92.2%	48.0%
Policy acquisition cost ratio	2.2%	5.9%
Administrative expense ratio	4.6%	13.7%
Combined ratio	99.0%	67.6%

Financial Services reported a decrease in net premiums written of 23 percent in the quarter ended March 31, 2005, compared with the same quarter of 2004. With respect to the financial solutions business, premium volume can vary significantly from period to period and therefore premiums written in any one period are not indicative of premiums to be written in future periods. Financial Services did not write any loss portfolio transfers (LPTs) in the quarters ended March 31, 2005 and 2004.

The Financial Services segment reported a significant decrease in underwriting income in the quarter ended March 31, 2005, compared with the same quarter of 2004. The quarter ended March 31, 2004, included $44 million of underwriting income from financial guaranty business prior to the IPO, mainly driven by an especially low loss and loss expense ratio due to the settlement of one-time transactions in preparation for the IPO. In addition, the loss and loss expense ratio for the quarter ended March 31, 2005, was negatively impacted by $1 million of adverse prior period development, representing less than 0.1 percent of the segment’s net unpaid loss and loss expense reserves at January 1, 2005. This compares with $2 million of favorable prior period development for the same quarter of 2004, representing less than 0.1 percent of the segment’s net unpaid loss and loss expense reserves at January 1, 2004. The prior period development for the quarter ended March 31, 2005, was the net result of several underlying modest favorable and adverse movements. The prior period development for the quarter ended March 31, 2004, was the net result of several underlying favorable and adverse movements relating primarily to favorable prior period development on LPT business, partially offset by adverse prior period development on credit business.

Net Investment Income

	Three Months Ended March 31
	2005	2004
	(in millions of U.S. dollars)
Insurance – North American	$128	$104
Insurance – Overseas General	74	48
Global Reinsurance – P&C	40	27
Global Reinsurance – Life	9	8
Financial Services	32	53
Corporate and Other	1	(2)

Net investment income	$284	$238

Net investment income is influenced by a number of factors, including the amounts and timing of inward and outward cash flows, the level of interest rates, and changes in overall asset allocation. Net investment income increased 19 percent in the quarter ended March 31, 2005, compared with the same quarter of 2004. The increase in net investment income was primarily due to positive operating cash flows, which have resulted in a higher overall average invested asset base. Additionally, the investment portfolio’s average yield on fixed maturities increased to 4.5 percent at March 31, 2005, compared with 4.0 percent at March 31, 2004. These positive influences were partially offset by the impact from the sale of Assured Guaranty in 2004, which reduced the average invested asset base for Financial Services and resulted in an approximately 40 percent decline in net investment income for that segment.

Net Realized Gains (Losses)

Our investment strategy takes a long-term view, and our investment portfolio is actively managed to maximize total return within certain specific guidelines, designed to minimize risk. During the quarter ended March 31, 2005, we transferred securities that we have the ability and intent to hold to maturity or redemption from the available for sale classification to the held to maturity classification. The transfer was made at the fair value at the date of transfer (refer to the section entitled “Investments” for more information). Our held to maturity investment portfolio is reported at amortized cost. Our available for sale investment portfolio is reported at fair value. The effect of market movements on our available for sale investment portfolio impacts net income (through net realized gains (losses)) when securities are sold or when “other than temporary” impairments are recorded on invested assets. Additionally, net income is impacted through the reporting of changes in the fair value of derivatives, including financial futures, options, spread lock swaps, GMIB reinsurance, and credit-default swaps. Changes in unrealized appreciation and depreciation on available for sale securities, which result from the revaluation of securities held, are reported as a separate component of accumulated other comprehensive income in shareholders’ equity.

The following table presents our pre-tax net realized gains (losses) for the periods indicated:

	Three Months Ended March 31
	2005	2004
	(in millions of U.S. dollars)
Fixed maturities and short-term investments	$(3)	$55
Equity securities	14	28
Other investments	2	(7)
Currency	(3)	5
Derivatives:
Financial futures, options, spread lock swaps and interest rate swaps	—	(1)
Fair value adjustment on insurance derivatives	(14)	(23)

Subtotal derivatives	(14)	(24)

Total net realized gains (losses)	$(4)	$57

Subject to investment guidelines approved by our Finance and Investment Committee (relating to asset classes, credit quality, and liquidity), our investment managers generally have the ability to sell securities from our available for sale investment portfolio when they determine that an alternative security with comparable risks is likely to provide a higher investment return, considering the realized gain or loss on sale and differential in future investment income. Often, sales of individual securities occur when investment managers conclude there are changes in the credit quality of a particular security or, for other reasons, market value is apt to deteriorate. Further, we may sell securities when we conclude it is prudent to reduce a concentration in a particular issuer or industry. Therefore, sales volume may increase in a volatile credit market in which credit spreads and thus the market value of fixed maturity investments are subject to significant changes in a short period of time. The interest rate environment will tend to have a limited effect on sales volume but extreme conditions could have an affect on the magnitude of realized gains or losses. For example, in a declining rate environment, the market value of securities increase, resulting in a greater likelihood of net realized gains and we would therefore tend to reduce the average duration of our fixed maturity investment portfolio. An increasing rate environment would tend to have the opposite effect. The effect of a high level of realized losses or gains for a particular period will tend to be offset by increases or decreases in investment income, respectively, in subsequent periods. From a liquidity perspective, our greatest risk is that we could be forced to sell a large volume of securities at a loss (i.e., in a high interest rate environment) to meet operating needs and are thus unable to reinvest proceeds to recoup such losses with future investment income (see section entitled “Liquidity and Capital Resources” for more information).

FAS 133 requires us to recognize all derivatives as either assets or liabilities on our consolidated balance sheet and measure them at fair value. We record the gains and losses resulting from the fair value measurement of derivatives in net realized gains (losses). We participate in derivative instruments in two principal ways as follows: i) to offer protection to others as the seller or writer of the derivative, such as our GMIB reinsurance contracts that are treated as derivatives for accounting purposes ; or ii) to mitigate our own risk, principally arising from our investment holdings. We do not consider either type of transaction to be speculative. In the quarters ended March 31, 2005 and 2004, we recorded net realized losses of $14 million and $24 million, respectively, on derivative transactions. For an analysis of the effect of changes in interest rates and equity indices on the fair value of derivatives and the resulting impact on our net income, refer to Item 7A. of our Annual Report on Form 10-K for the year ended December 31, 2004.

With respect to our GMIB reinsurance, we record a portion of the change in fair value in future policy benefits for life and annuity contracts, representing our best estimate of loss pay-outs related to fees or premiums earned, and a portion in net realized gains (losses), representing other changes in fair value. For the quarter ended March 31, 2005, the fair value adjustment included in net realized gains (losses), was net realized losses of $14 million, compared with $23 million in the same quarter of 2004. The change in fair value for the quarter ended March 31, 2005, was primarily related to a $21 million net realized loss from GMIB reinsurance. The changes in the fair value of GMIBs are determined using internal valuation models. Such valuations require considerable judgment and are subject to significant uncertainty. The valuation of these products is subject to fluctuations arising from, among other factors, changes in interest rates, changes in the equity markets, and changes in the allocation of the investments underlying annuitant’s account value. These models and the related assumptions are continually reviewed by management and enhanced, as appropriate, based upon improvements in modeling techniques and availability of more timely information, such as market conditions and demographics of in-force annuities.

We recorded a net realized gain of $2 million on spread lock swaps in the quarter ended March 31, 2005, compared with a net realized loss of $14 million on interest rate swaps in the same quarter of 2004. This was offset by a net realized loss of $2 million and a net realized gain of $13 million on our futures contracts in the quarters ended March 31, 2005 and 2004, respectively. The spread lock swaps and interest rate swaps are designed to reduce the negative impact of increases in interest rates on our fixed maturity portfolio. For the quarter ended March 31, 2005, we recorded a net realized gain of $2 million on our fixed income futures contracts and we recorded a net realized loss of $4 million on our S&P equity index futures contracts as the S&P 500 equity index decreased two percent during the quarter. We use foreign currency forward contracts to minimize the effect of fluctuating foreign currencies on certain non-U.S. dollar holdings in our portfolio that are not specifically matching foreign currency liabilities. These contracts are not designated as specific hedges and we record all realized and unrealized gains and losses on these contracts as net realized gains (losses) in the period in which the currency values change.

We regularly review our investment portfolio for possible impairment based on criteria including economic conditions, credit loss experience and issuer-specific developments. If there is a decline in a security’s net realizable value, we must determine whether that decline is temporary or “other than temporary”. If we believe a decline in the value of a particular investment is temporary, we record it as an unrealized depreciation in our shareholders’ equity. If we believe the decline is “other than temporary”, we write down the carrying value of the investment and record a net realized loss in our statement of operations. The decision to recognize a decline in the value of a security carried at fair value as “other than temporary” rather than temporary has no impact on our book value. Once a security is identified as having a potential “other than temporary” impairment, we determine whether or not cost will ultimately be recovered and whether we have the intent and ability to hold the security until an expected recovery period, absent a significant change in facts that is expected to have a material adverse financial effect on the issuer.

Our net realized gains (losses) in the quarter ended March 31, 2005 included write-downs of $20 million related to fixed maturity investments and $1 million related to equity securities, as a result of conditions which caused us to conclude the decline in fair value of the investment was “other than temporary”. This compares with write-downs of $1 million related to fixed maturity investments and $1 million related to equity securities for the quarter ended March 31, 2004.

The process of determining whether a decline in value is temporary or “other than temporary” requires considerable judgment and differs depending on whether or not the security is traded on a public market as well as by type of security. We review all of our fixed maturities and equity securities for potential impairment each quarter. See our Annual Report on Form 10-K (Note 4 (f) to the Consolidated Financial Statements) for criteria we consider in assessing potential impairment.

Other Income and Expense Items

	Three Months Ended March 31
	2005	2004
	(in millions of U.S. dollars)
Equity in net income of unconsolidated entities	$(10)	$(1)
Minority interest expense	5	6
Other	1	1
Goodwill impairment	—	11

Other (income) expense	$(4)	$17

Other income for the quarter ended March 31, 2005, was primarily composed of $11 million related to equity in net income of Assured Guaranty. We incurred no goodwill impairments in the quarter ended March 31, 2005, although our goodwill balance was reduced by $4 million in connection with the sale of a wholly-owned service company.

Investments

Our principal investment objective is to ensure that funds are available to meet our insurance and reinsurance obligations. Within this broad liquidity constraint, the purpose of our investment portfolio’s structure is to maximize total return subject to specifically approved guidelines of overall asset classes, credit quality, liquidity and volatility of expected returns. Our investment portfolio is invested primarily in fixed income securities with an average credit quality of AA, as rated by the independent investment rating service S&P. The portfolio is externally managed by independent, professional investment managers. The average duration of our fixed income securities, including the effect of spread lock swaps, declined to 3.1 years at March 31, 2005, compared with 3.4 years at December 31, 2004. Our “other investments” principally comprise direct investments, investments in investment funds and investments in limited partnerships.

Given the significant growth in our investment portfolio over the last several years, as well as our continued efforts to manage the diversification of the portfolio on an enterprise-wide basis, we have implemented a strategy to hold to maturity certain fixed maturity securities that are considered essential holdings in a diversified portfolio of our size. Because we have the intent to hold such securities to maturity, they have been reclassified from available for sale to held to maturity in our consolidated financial statements for the quarter ended March 31, 2005. A transfer of such securities with a carrying value (fair value) of $3.2 billion was made during the first quarter of 2005. The unrealized appreciation (depreciation) at the date of the transfer continues to be reported in a separate component of stockholders’ equity and is to be amortized over the remaining life of the security as an adjustment of yield in a manner consistent with the amortization of any premium or discount. The unrealized appreciation on the date of transfer was $16 million.

Our debt securities include fixed-maturity securities, which are classified as either held to maturity or available for sale. Securities classified as held to maturity are securities that we have the ability and intent to hold to maturity or redemption and are carried at amortized cost. All other debt securities and our equity securities are classified as available for sale and are carried at fair value. The net unrealized appreciation (depreciation) on securities available for sale, plus the unamortized unrealized appreciation (depreciation) on debt securities transferred to the held to maturity portfolio, less related deferred income taxes, are included in accumulated other comprehensive income.

The following table shows the fair value and cost/amortized cost of our invested assets at March 31, 2005 and December 31, 2004.

	March 31, 2005		December 31, 2004
	Fair Value	Cost/ Amortized Cost	Fair Value	Cost/ Amortized Cost
	(in millions of U.S. dollars)
Fixed maturities available for sale	$20,188	$20,066	$22,741	$22,271
Fixed maturities held to maturity	3,207	3,211	—	—
Short-term investments	2,135	2,135	2,140	2,140

	25,530	25,412	24,881	24,411
Equity securities	1,351	1,170	1,265	1,061
Other investments	521	463	504	450

Total investments	$27,402	$27,045	$26,650	$25,922

We also gain exposure to equity markets through the use of derivative instruments. The combined equity exposure through both our equity portfolio and derivative instruments was valued at $1.5 billion at March 31, 2005, compared with $1.4 billion at December 31, 2004. The increase of $752 million in the fair value of total investments is due to positive cash flows from operations during the quarter ended March 31, 2005. The increase in total investments was partially offset by unrealized depreciation of $339 million, mainly on fixed maturities, due to the increase in U.S. short-term interest rates.

The following tables show the market value of our fixed maturities and short-term investments at March 31, 2005 and December 31, 2004. The first table lists elements according to type and the second according to S&P credit rating.

	March 31, 2005		December 31, 2004
	Market Value	Percentage of Total	Market Value	Percentage of Total
	(in millions of U.S. dollars)		(in millions of U.S. dollars)
Treasury	$1,713	7%	$1,536	6%
Agency	1,495	6%	1,527	6%
Corporate	7,532	30%	7,530	30%
Mortgage-backed securities	5,482	21%	5,010	20%
Asset-backed securities	1,209	5%	1,217	5%
Municipal	559	2%	566	2%
Non-US	5,405	21%	5,376	22%
Cash and cash equivalents	2,135	8%	2,119	9%

Total	$25,530	100%	$24,881	100%

	Market Value	Percentage of Total	Market Value	Percentage of Total
	(in millions of U.S. dollars)		(in millions of U.S. dollars)
AAA	$14,655	57%	$13,800	55%
AA	2,459	10%	2,618	11%
A	4,392	17%	4,336	17%
BBB	2,176	9%	2,269	9%
BB	817	3%	774	3%
B	982	4%	1,041	4%
Other	49	—	43	1%

Total	$25,530	100%	$24,881	100%

In accordance with our investment process, we invest in below-investment grade securities through dedicated investment portfolios managed by external investments managers that have investment professionals specifically dedicated to this asset class. At March 31, 2005, our fixed income investment portfolio included below-investment grade and non-rated securities which, in total, comprised approximately seven percent of our fixed income portfolio. We define a security as being below-investment grade if it has an S&P credit rating of BB or less. Our below investment-grade and non-rated portfolio includes approximately 750 issues, with the top 15 holdings making up approximately 11 percent of the $1.8 billion balance at March 31, 2005. The highest single exposure in this portfolio of securities is $19 million. Below-investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss from default by the borrower is greater with below-investment grade securities. Below-investment grade securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, issuers of below-investment grade securities usually have higher levels of debt and are more sensitive to adverse economic conditions such as recession or increasing interest rates, than are investment grade issuers. We reduce the overall risk in the below-investment grade portfolio, as in all investments, through careful credit analysis, strict investment policy guidelines, and diversification by issuer and/or guarantor as well as by industry.

Unpaid Losses and Loss Expenses

We establish reserves for the estimated unpaid ultimate liability for losses and loss expenses under the terms of our policies and agreements. These reserves take into account estimates both for claims that have been reported and for IBNR, and include estimates of expenses associated with processing and settling claims. The table below presents a roll forward of our unpaid losses and loss expenses for the quarter ended March 31, 2005.

	Gross Losses	Reinsurance Recoverable	Net Losses
	(in millions of U.S. dollars)
Balance at December 31, 2004	$31,513	$14,337	$17,176
Losses and loss expenses incurred	2,536	750	1,786
Losses and loss expenses paid	(2,028)	(797)	(1,231)
Other (including foreign exchange revaluation)	(595)	(596)	1

Balance at March 31, 2005	$31,426	$13,694	$17,732

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

	March 31, 2005			December 31, 2004
	Gross	Ceded	Net	Gross	Ceded	Net
	(in millions of U.S. dollars)
Case reserves	$14,683	$5,920	$8,763	$14,827	$6,073	$8,754
IBNR	16,743	7,774	8,969	16,686	8,264	8,422

Total	$31,426	$13,694	$17,732	$31,513	$14,337	$17,176

During the quarter we completed a novation of certain business that we fronted for CIGNA, which resulted in a reduction of gross and ceded reserves of approximately $600 million. The ultimate novation of this business was anticipated under our 1999 agreement that was entered into in connection with the purchase of CIGNA’s P&C businesses.

We continually evaluate our reserve estimates taking into account new information and discussion and negotiation with our insureds. We estimate the ultimate loss amounts by projecting losses as of the valuation date using loss development patterns derived from historical data. In addition, a tail factor is applied to the projected loss amount to reflect further potential development beyond the period of historical record. While we believe our reserve for unpaid losses and loss expenses at March 31, 2005 is adequate, new information or trends, such as judicial action broadening the scope of coverage or expanding liability, may lead to future developments in ultimate losses and loss expenses significantly greater or less than the reserve provided, which could have a material adverse effect on future operating results. Particularly significant variables for which a change in assumption could have a material effect on unpaid losses and loss expenses include, but are not limited to, the following:

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

Insurance - Overseas General

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

Global Reinsurance

Typically there is inherent uncertainty around the length of paid and reporting development patterns, especially for certain casualty lines such as excess workers’ compensation or general liability, which may take up to 30 years to fully develop. This uncertainty is accentuated by the need to supplement client development patterns with industry development patterns as justified by the credibility of the data. The underlying source and selection of the final development pattern can thus have a significant impact on the selected net loss and loss expense ultimate. For example, a 10 percent slowing or quickening of the development pattern for certain long-tail lines could cause the ultimate loss derived by the reported Bornhuetter-Ferguson method to increase by as much as three percent, or $33 million.

Assumed Reinsurance

At March 31, 2005, net unpaid losses and loss expenses for the Global Reinsurance segment aggregated to $1.5 billion, consisting of $395 million of case reserves and $1.1 billion of IBNR. For the current quarter, increases in Global Reinsurance’s net unpaid losses and loss expenses were partially offset by claim payments made in connection with third quarter 2004 storms.

On occasion, there will be differences between our carried loss reserves and unearned premium reserves and the amount of loss reserves and unearned premium reserves recorded at ceding companies. This is due to the fact that we only receive consistent and timely information from ceding companies with respect to case reserves. For IBNR, we use historical experience and other statistical information, depending on the type of business, to estimate the ultimate loss (see Unpaid Losses and Loss Expenses for more information). We estimate our unearned premium reserve by applying estimated earning patterns to net premiums written for each treaty based upon that treaty’s coverage basis (i.e. risks attaching or losses occurring). At March 31, 2005, the case reserves reported to us by our ceding companies were $379 million, compared with the $395 million we recorded. We do, on occasion, post additional case reserves in addition to the amounts reported by our cedants when our evaluation of the ultimate value of a reported claim is different than the evaluation of that claim by our cedant.

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

There were nominal incurred losses and loss expenses associated with A&E exposures in the three months ended March 31, 2005 because we conducted an internal, ground-up review of our consolidated A&E liabilities during the second half of 2004. During this same period, a team of external actuaries performed an evaluation as to the adequacy of the reserves of Century and its two U.S. insurance subsidiaries, ACE American Reinsurance Company (ACE American Re), and Century Reinsurance Company (Century Re), both Pennsylvania insurers. The external review was conducted in accordance with the Brandywine restructuring order, which requires that an external actuarial review of Century’s reserves be completed every two years. The studies were completed early in 2005 and adjustments were recorded as of December 31, 2004. Activity in the period since completing the studies has not indicated a need to further adjust ultimate A&E reserves. Our A&E reserves are not discounted and do not reflect any anticipated changes in the legal, social or economic environment, or any benefit from future legislative reforms.

Reinsurance and Other Considerations relating to ACE’s Ultimate A&E and other Run-off Exposures

Westchester Specialty

As part of the acquisition of Westchester Specialty, National Indemnity Company (NICO) provided a 75 percent pro-rata share of $1 billion of reinsurance protection for adverse development on loss and loss adjustment expense reserves. At December 31, 2004, the remaining unused limit under this NICO Westchester Specialty cover was $499 million.

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

Pending Sale of Certain Brandywine Companies

On January 5, 2005, Century and ACE INA International Holdings entered into a Stock Purchase Agreement with Randall & Quilter Investment Holdings Limited (“R&Q”), which provides for the sale of ACE American Re, BRUK and Brandywine SANV to R&Q. Closing of the sale is subject to the satisfaction of certain conditions, including without limitation the obtaining of all necessary consents and approvals from third parties, including the Pennsylvania Insurance Department and the Financial Services Authority of the United Kingdom, and the commutation of certain affiliate reinsurance agreements. In connection with certain of these commutations, Century’s assumed loss reserves would be reduced and an associated amount of coverage would become available under the Aggregate Excess of Loss Agreement.

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

Reinsurance

One of the ways we manage our loss exposure is through the use of reinsurance. While reinsurance agreements are designed to limit our losses from large exposures and permit recovery of a portion of direct unpaid losses, reinsurance does not relieve us of our liability to our insureds. Accordingly, the losses and loss expense reserves on our balance sheet represent our total unpaid gross losses. The reinsurance recoverable represents anticipated recoveries of a portion of those gross unpaid losses as well as amounts recoverable from reinsurers with respect to claims paid. The table below presents our net reinsurance recoverable at March 31, 2005 and December 31, 2004.

	March 31 2005	December 31 2004
	(in millions of U.S. dollars)
Reinsurance recoverable on paid losses and loss expenses	$1,205	$1,211
Bad debt reserve on paid losses and loss expenses	(305)	(309)
Reinsurance recoverable on future policy benefits	14	15
Reinsurance recoverable on unpaid losses and loss expenses	14,306	14,956
Bad debt reserve on unpaid losses and loss expenses	(612)	(619)

Net reinsurance recoverable	$14,608	$15,254

Our reinsurance recoverable on unpaid losses and loss expenses decreased $650 million during the quarter ended March 31, 2005. This decrease was primarily due to the novation of approximately $600 million of reinsurance recoverable on unpaid losses and loss expenses as intended under our 1999 agreement in connection with the purchase of CIGNA’s P&C businesses.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity is a measure of a company’s ability to generate cash flows sufficient to meet short-term and long-term cash requirements of its business operations. As a holding company, ACE Limited possesses assets that consist primarily of the stock of its subsidiaries, and of other investments. In addition to net investment income, our cash flows currently depend primarily on dividends or other statutorily permissible payments. Historically, these dividends and other payments have come from our Bermuda-based operating subsidiaries, which we refer to as our Bermuda subsidiaries.

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

The payments of dividends or other statutorily permissible distributions from our operating companies are subject to the laws and regulations applicable to each jurisdiction, as well as the need to maintain capital levels adequate to support the insurance and reinsurance operations, including financial strength ratings issued by independent rating agencies, which are discussed below. During the quarter ended March 31, 2005, we were able to meet all of our obligations, including the payment of dividends declared on our Ordinary Shares and Preferred Shares, with our net cash flow and dividends received. Should the need arise, we generally have access to the debt markets and other available credit facilities that are discussed below.

We assess which subsidiaries to draw dividends from based on a number of factors. Considerations such as regulatory and legal restrictions as well as the subsidiary’s financial condition are paramount to the dividend decision. The legal restrictions on the payment of dividends from retained earnings by our Bermuda subsidiaries are currently satisfied by the share capital and additional paid-in capital of each of the Bermuda subsidiaries. During the quarter ended March 31, 2005, ACE Bermuda and ACE Tempest Life Reinsurance Ltd declared and paid dividends of $243 million and $32 million, respectively. During the quarter ended March 31, 2004, ACE Bermuda and ACE Tempest Life Reinsurance Ltd declared and paid dividends of $86 million and $150 million, respectively. We expect that a majority of our cash inflows for the remainder of 2005 will be from our Bermuda subsidiaries.

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

We did not receive any dividends from ACE Global Markets or ACE INA during the quarter ended March 31, 2005. ACE INA issued debt to provide partial financing for the ACE INA acquisition and for other operating needs. This debt is serviced by statutorily permissible distributions by ACE INA’s insurance subsidiaries to ACE INA as well as other group resources.

Our consolidated sources of funds consist primarily of net premiums written, net investment income and proceeds from sales and maturities of investments. Funds are used primarily to pay claims, operating expenses, dividends and for the purchase of investments. After satisfying our cash requirements, excess cash flows from these underwriting and investing activities are invested.

Our insurance and reinsurance operations provide liquidity in that premiums are received in advance, sometimes substantially in advance, of the time claims are paid. Generally cash flows are affected by claim payments that, due to the nature of our operations, may comprise large loss payments on a limited number of claims and which can fluctuate significantly from period to period. The irregular timing of these loss payments can create significant variations in cash flows from operations between periods.

Sources of liquidity include cash from operations, financing arrangements or routine sales of investments.

•	Our consolidated net cash flows from operating activities were $1.2 billion for the quarters ended March 31, 2005 and 2004. These amounts reflect net income for each quarter, adjusted for non-cash items and changes in working capital. Net income was stable for the indicated periods. Net cash flows from operating activities in the quarter ended March 31, 2005, were bolstered by increases in unearned premiums and unpaid losses and loss expenses, partially offset by an increase in insurance and reinsurance balances receivable. Typically, the adjustments to net income reflect the fact that there is a significant period of time between the recording of a loss (ranging up to several years or more) and the actual claim payment. Non-cash items for the quarter ended March 31, 2005, reflect the impact of the novation of approximately $600 million of gross and ceded reserves, which had no impact on our net cash flows from operating activities.

•	Our consolidated net cash flows used for investing activities were $1.1 billion for the quarters ended March 31, 2005, and 2004. For the indicated periods, net cash flows used for investing activities were related principally to purchases of fixed maturities. Net purchases of fixed maturities were $1 billion in the quarter ended March 31, 2005, compared with $1.1 billion in the same quarter of 2004.

•	Our consolidated net cash flows used for financing activities were $27 million in the quarter ended March 31, 2005, compared with $26 million in the same quarter of 2004. For the indicated periods, net cash flows usage for financing activities were primarily related to dividends paid, partially offset by proceeds from exercise of options.

Although our ongoing operations continue to generate positive cash flows, our cash flows are currently impacted by a large book of loss reserves from businesses in run-off. The run-off operations generated negative operating cash flows of $99 million in the quarter ended March 31, 2005, compared with $2 million in the same quarter of 2004, primarily due to reinsurance collections on claim payments in 2004.

Both internal and external forces influence our financial condition, results of operations and cash flows. Claim settlements, premium levels and investment returns may be impacted by changing rates of inflation and other economic conditions. In many cases, significant periods of time, ranging up to several years or more, may lapse between the occurrence of an insured loss, the reporting of the loss to us and the settlement of the liability for that loss. We believe that our cash balances, cash flow from operations, routine sales of investments and the liquidity provided by our credit facilities, as discussed below, are adequate to meet expected cash requirements.

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

Debt ratings apply to short-term and long-term debt as well as preferred stock. These ratings are assessments of the likelihood that we will make timely payments of principal and interest and preferred stock dividends.

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

Capital Resources

Capital resources consist of funds deployed or available to be deployed to support our business operations. The following table summarizes the components of our capital resources at March 31, 2005 and December 31, 2004.

	March 31 2005	December 31 2004
	(in millions of U.S. dollars)
Short-term debt	$147	$146
Long-term debt	1,849	1,849

Total debt	1,996	1,995

Trust preferred securities	412	412
Preferred shares	557	557
Ordinary shareholders’ equity	9,408	9,279

Total shareholders’ equity	9,965	9,836

Total capitalization	$12,373	$12,243

Ratio of debt to total capitalization	16.1%	16.3%
Ratio of debt plus trust preferreds to total capitalization	19.5%	19.7%

We believe our financial strength provides us with the flexibility and capacity to obtain funds externally through debt or equity financing on both a short-term and long-term basis. Our ability to access the capital markets is dependent on, among other things, market conditions and our perceived financial strength. We have accessed both the debt and equity markets from time to time.

Our diluted book value per Ordinary Share increased to $32.62 at March 31, 2005, compared with $32.48 at December 31, 2004. In calculating our diluted book value per Ordinary Share, we include in the denominator, in-the-money options. The expected proceeds from the in-the-money options are included in the numerator. Shareholders’ equity increased $129 million in the quarter ended March 31, 2005, primarily due to net income of $433 million, partially offset by unrealized deprecation on our investment portfolio of $270 million net of income tax and dividends declared of $72 million.

On January 14, 2005, and April 14, 2005, we paid dividends of 21 cents per ordinary share to shareholders of record on December 31, 2004 and March 31, 2005, respectively. We have paid dividends each quarter since we became a public company in 1993. However, the declaration, payment and value of future dividends on ordinary shares is at the discretion of our Board of Directors and will be dependent upon our profits, financial requirements and other factors, including legal restrictions on the payment of dividends and such other factors as our Board of Directors deems relevant. Dividends on the preferred shares are payable quarterly, when and if declared by our Boards of Directors, in arrears on March 1, June 1, September 1 and December 1 of each year. On March 1, 2005 we paid a dividend of $4.875 per preferred share to shareholders of record on February 28, 2005.

As part of our capital management program, in November 2001, our Board of Directors authorized the repurchase of any ACE issued debt or capital securities including Ordinary Shares, up to $250 million. At March 31, 2005, this authorization had not been utilized. During 2004, we filed a shelf registration statement with the SEC relating to the issuance of up to $1.5 billion of certain types of debt and equity securities. This registration became effective during the first quarter of 2005.

Credit Facilities

As our Bermuda subsidiaries are not admitted insurers and reinsurers in the U.S., the terms of certain U.S. insurance and reinsurance contracts require them to provide letters of credit (LOCs) to clients. In addition, ACE Global Markets is required to satisfy certain U.S. regulatory trust fund requirements which can be met by the issuance of LOCs.

The following table shows our credit facilities by credit line, usage, expiry date and purpose at March 31, 2005.

	Credit Line[1]	Usage	Expiry Date	Purpose
	(in millions of U.S. dollars)
Unsecured Liquidity Facilities
ACE Limited[2]	$600	$64	April 2007	General Corporate
Secured Operational LOC Facilities
ACE Limited	500	269	Sept. 2007	General Corporate
Other[3]	49	49	Various	General Corporate
Unsecured Operational LOC Facilities
ACE Limited	850	756	Sept. 2007	General Corporate
Unsecured Capital Facilities
ACE Limited[4]	713	690	Dec. 2009	General Corporate

Total	$2,712	$1,828

(1)	Certain facilities are guaranteed by operating subsidiaries and/or ACE Limited

(2)	Commercial paper back-up facility, may also be used for LOCs

(3)	These facilities are issued in the name of ACE European Group Limited and Lloyd’s Syndicate 2488

(4)	Supports ACE Global Markets underwriting capacity for Lloyd’s Syndicate 2488-2005 capacity of £400 million (approximately $750 million)

With the exception of the LOC facilities noted under “Other”, the facilities noted above require that we maintain certain covenants, all of which have been met at March 31, 2005. These covenants include:

(i)	maintenance of a minimum consolidated net worth in an amount not less than the “Minimum Amount”. For the purpose of this calculation, the Minimum Amount is an amount equal to the sum of the base amount (currently $6.4 billion) plus 25 percent of consolidated net income for each fiscal quarter, ending after the date on which the current base amount became effective, plus 50 percent of any increase in consolidated net worth during the same period, attributable to the issuance of ordinary and preferred shares. The Minimum Amount is subject to a reset provision on the last day of each fiscal year; and

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

At March 31, 2005, (a) the minimum consolidated net worth requirement under the covenant described in (i) above was $6.5 billion and our actual consolidated net worth as calculated under that covenant was $9.6 billion; and (b) our ratio of debt to total capitalization was 0.16 to 1.

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

American Jobs Creation Act of 2004

On October 22, 2004, the American Jobs Creation Act (the Act) was signed into law by the President of the United States. The Act provides for the election of a special one-time tax deduction of 85 percent of certain foreign earnings that are repatriated (as defined in the Act) under a Domestic Reinvestment Plan to its United States parent corporation in either the parent’s last tax year that began before the enactment date, or the first tax year that begins during the one-year period beginning on the date of enactment. We expect to apply the provisions of the Act to certain of our applicable subsidiaries.

The Act includes several provisions for which the United States Treasury has indicated it will issue further guidance, or for which issues have been raised that may require a technical correction to the Act. In January of 2005, the United States

Treasury issued its first guidance on selected provisions of the Act, and it expects to issue additional guidance sometime in 2005.

During the quarter ended March 31, 2005, we repatriated foreign earnings of approximately $42 million subject to a limited Domestic Reinvestment Plan that would qualify under the Act based on the guidance issued in January of 2005. Additional foreign earnings of approximately $299 million are expected to be repatriated in the second quarter of 2005. For the quarter ended March 31, 2005, the tax benefit associated with these repatriations was $8.4 million and was a result of the reduction of the net deferred tax liability associated with these repatriated earnings, based on guidance issued to date. This tax benefit may increase by as much as approximately $21 million due to the anticipated guidance and technical corrections expected to be issued sometime in 2005.

Additional earnings repatriations up to the limitation under the Act of $500 million may be completed through the remainder of 2005. Subject to the expected guidance or technical corrections, we are not in a position to complete our evaluation or determine the total associated tax impact as a result of the Act. However, we anticipate that the tax impact would be a reduction of the net deferred tax liability associated with the unremitted earnings. We expect to finalize our assessment of the Act after the expected United States Treasury Guidance has been issued.

Recent Accounting Pronouncements

See Note 2 (c) to the Consolidated Financial Statements for a discussion of recent accounting pronouncements.

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

During the quarter ended March 31, 2005, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Information on the Company’s legal proceedings is set forth in the section entitled, “Insurance Industry Investigations and Related Matters”, included under Part I, Item 2.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

This table provides information with respect to purchases by the Company of its Ordinary Shares during the three months ended March 31, 2005.

Issuer’s Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan*	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan*
January 1, 2005 through January 31, 2005	174	$41.20	—	$250 million
February 1, 2005 through February 28, 2005	3,100	$41.67	—	$250 million
March 1, 2005 through March 31, 2005	229,121	$44.86	—	$250 million

Total	232,395

*	As part of ACE’s capital management program, in November 2001, the Company’s Board of Directors authorized the repurchase of any ACE issued debt or capital securities including Ordinary Shares, up to $250 million. At March 31, 2005, this authorization had not been utilized.

**	For the three months ended March 31, 2005, this column relates entirely to the surrender to the Company of shares of Common Stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

Item 5.	Other Information

1.	On February 24, 2005, the Company declared a quarterly dividend of $0.21 per Ordinary Share payable on April 14, 2005, to shareholders of record on March 31, 2005.

2.	On February 24, 2005, the Company declared a dividend of $4.875 per Preferred Share, payable on March 1, 2005, to shareholders of record on February 28, 2005.

Item 6.	Exhibits

Exhibits

10.1	Description of Executive Officer Cash Compensation.

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

ACE LIMITED

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACE LIMITED

May 9, 2005	/S/ EVAN G. GREENBERG
Evan G. Greenberg
President and Chief Executive Officer

May 9, 2005	/S/ PHILIP V. BANCROFT
Philip V. Bancroft
Chief Financial Officer

ACE LIMITED

EXHIBITS

Exhibit Number	Description
Exhibits

10.1	Description of Executive Officer Cash Compensation.

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.