Form 10-K/A
period 2004-12-31
ACE LTD
filed 2005-08-12
CIK 896159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1 TO FORM 10-K

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

Documents Incorporated by Reference

Certain portions of registrant’s definitive proxy statement relating to its Annual General Meeting of Shareholders held on May 26, 2005, are incorporated by reference to Part III of this report.

ACE LIMITED

Explanatory Note

This amendment on Form 10-K/A reflects the restatement of the consolidated financial statements of ACE Limited (the “Company”) as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003, 2002, 2001 and 2000, the quarters ended March 31, June 30, September 30, and December 31, 2004 and 2003. ACE’s previously issued financial statements for these and prior periods should no longer be relied upon, as discussed in Note 3 of the Notes to Consolidated Financial Statements included in Item 8 and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this report.

This restatement affects Items 1, 3, 4, 6, 7, 7A, 8, 9A and 15 of this report. Except for the forgoing amended disclosures, the information in this Form 10-K/A generally has not been updated to reflect events that occurred after March 16, 2005, the filing date of the Company’s Annual Report on Form 10-K which is being amended hereby, although the discussion with respect to legal proceedings and insurance industry investigations and related matters has been updated.

ACE LIMITED INDEX TO 10-K/A

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

• judicial decisions and rulings, new theories of liability, legal tactics and adverse developments in legal proceedings;

• the effects of investigations into market practices in the U.S. property and casualty (“P&C”) industry and finite or non-traditional insurance products and potential exposure arising out of related regulatory proceedings or private claims;

• uncertainties relating to governmental, legislative and regulatory policies, developments, investigations and treaties, such as legislation relating to asbestos reform, the expiration or reduction of Federal reimbursement for terrorism losses currently available under the U.S. Terrorism Risk Insurance Act of 2002, or additional insurance or tax related legislation or regulation, subjecting us to regulation or taxation in additional jurisdictions, or changing capital requirements;

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

• the effects of public company bankruptcies and/or accounting restatements, as well as disclosures by and investigations of public companies relating to possible accounting irregularities, and other corporate governance issues, including the effects of such events on:

– the capital markets;

– the markets for directors and officers and errors and omissions insurance; and

– claims and litigation arising out of such disclosures or practices by other companies;

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

• changes in loss cost trends;

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

We entered the property catastrophe reinsurance market in 1996 with the acquisition of Tempest Reinsurance Company Ltd. (ACE Tempest Re) and added to our existing market position when we acquired CAT Limited in 1998. We also entered the Lloyd’s market in 1996 which broadened our international exposure through Lloyd’s worldwide insurance licenses. In 1998, we added to our position in the Lloyd’s market through the acquisition of the Charman syndicates. Combined with our original acquisitions in 1996, we became, and remain, one of the largest capital providers in the Lloyd’s market. We entered the U.S. market in early 1998 with the acquisition of the Westchester group (ACE Westchester Specialty). This acquisition gave us insurance licenses in the U.S. for the first time. In 1999, we acquired the international and domestic property and casualty (P&C) businesses of CIGNA Corporation (ACE INA), which made us one of the few P&C insurers to operate on a truly global scale. In 1999, we also acquired Capital Re Corporation, which added depth, expertise and new products to our financial reinsurance capabilities.

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

The following table sets forth an analysis of net premiums written by segment for the years ended December 31, 2004, 2003 and 2002. Additional financial information about our segments, including revenues by geographic area, is included in Note 20 of the Consolidated Financial Statements.

Business section

All financial information herein gives effect to the restatement described in Note 3 of the Notes to Consolidated Financial Statements included in Item 8.

Years ended December 31 (Restated) (in millions of U.S. dollars)	2004 Net Premiums Written	Percentage Change	2003 Net Premiums Written	Percentage Change	2002 Net Premiums Written
Insurance – North American	$5,101	26%	$4,050	39%	$2,921
Insurance – Overseas General	4,341	15	3,776	32	2,855
Global Reinsurance – P&C	1,518	23	1,229	58	777
Global Reinsurance – Life	220	19	185	16	159
Financial Services	316	(69)	1,028	(29)	1,447
	$11,496	12%	$10,268	26%	$8,159

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

ACE USA’s ongoing operations are organized into distinct business groups, each offering specialized products and services targeted at specific niche markets.

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

• ACE Specialty Products provides specific risk protection for the power generation industry. In addition, its aerospace division provides satellite and specialized aviation and airport coverage.

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

• ACE Asia Pacific is headquartered in Singapore and serves Australia, Hong Kong, India, Indonesia, Korea, Malaysia, New Zealand, The Philippines, Singapore, Taiwan, Thailand and Vietnam. ACE Asia Pacific offers a broad range of P&C and specialty coverages principally directed at large and mid-sized corporations as well as individual consumers. This region also provides administrative support to our minority interest in the Chinese insurer, Huatai Insurance Company.

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

Global Reinsurance – Property and Casualty

Background

The Global Reinsurance segment comprises ACE Tempest Re Bermuda, ACE Tempest Re USA, and ACE Tempest Re Europe. ACE Tempest Life Re (ACE Life Re), our Bermuda-based life reinsurance operation, is discussed separately. Global Reinsurance markets its reinsurance products worldwide under the ACE Tempest Re brand name and provides a broad range of coverages to a diverse range of primary P&C companies.

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

ACE Tempest Re Europe was established in 2002 and offers clients coverage through four divisions: Lloyd’s Syndicate 2488 and ACE European Group Limited in London, ACE European Markets Reinsurance Limited in Dublin and a division in Bermuda writing aviation business on behalf of London. The London and Dublin divisions write all lines of traditional and specialty property, casualty, marine, aviation, and medical malpractice but are oriented to specialty and short-tail products.

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

In implementing the underwriting guidelines, an experienced underwriting team is utilized to select opportunities with acceptable risk/return profiles. Reinsurance business is assumed only after considering many factors, including the type of risks to be covered, actuarial evaluations, historical performance data for the client and the industry as a whole, the client’s retention, the product to be reinsured, pricing assumptions, underwriting standards, reputation and financial strength of the client, the likelihood of establishing a long-term relationship with the client, and the market share of the client. Pricing of reinsurance products is based on ACE Life Re’s sophisticated stochastic modeling techniques and robust actuarial and investment models which incorporate a number of factors. These factors include assumptions for mortality, morbidity, expenses, demographics, persistency, investment returns, macroeconomic factors such as inflation and taxation and certain regulatory factors such as reserve and surplus requirements. ACE Life Re’s reinsurance treaties are non-proportional in nature, all of which incorporate some form of annual claim limit, and many of which include an aggregate claim limit as well as either an annual or aggregate claim deductible. ACE Life Re also uses modeling software to monitor, measure, and manage the aggregate exposure, which is bound by limits set by senior management.

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

Financial Services

Background

The Financial Services segment consists of our financial solutions business and our proportionate share of Assured Guaranty’s earnings, which was 100 percent through April 28, 2004, and 34.7 percent thereafter.

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

Products and Distribution

The financial solutions operation of this segment offers structured products, LPTs and principal finance products:

• Structured products are programs written to provide insurance protection, liquidity, and capital efficiency. Structured products typically have multi-year terms with defined limits, sometimes combining risk layers and/or lines of business.

• LPTs are contracts which are structured to assume liabilities incurred by corporations, public entities, insurance companies, captives, self-insured groups and state funds. These liabilities consist mainly of workers’ compensation, but also include general liability, product liability, auto liability, warranty and medical. The contracts, which generally meet the established criteria for insurance or reinsurance accounting under accounting principles generally accepted in the U.S. (GAAP), are recorded in the statement of operations when written and generally result in large, one-time written and earned premiums with comparable incurred losses.

• Principal finance products provide programs for assuming portfolios of credit risk related to corporate credit, asset backed and mortgage backed securities.

• Products which do not meet established criteria for insurance or reinsurance accounting under GAAP are recorded using the deposit method of accounting.

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

Competitive Environment

The primary competitive factors for the financial solutions operations are rating agency standing, quality of service and the ability to post collateral. The principal finance line competes with insurance companies and other financial institutions that assume and trade credit risk. This operation focuses on investment-grade portfolio credit exposures and competes in this market on price, capacity and terms. The structured products and retroactive contracts operations compete with several other P&C insurance companies, which have groups offering LPTs, traditional and non-traditional buy-outs and finite insurance and reinsurance. Competition is generally based on contract price, capacity and terms.

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

For each line of business, management, in conjunction with internal actuaries, develops a “best estimate” of ultimate liabilities, which they believe provide a reasonable estimate of the required reserve. The internal actuaries utilize one set of assumptions in determining a single point estimate. The unpaid losses and loss expenses section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of our reserve-setting procedures by segment.

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

Analysis of Losses and Loss Expenses Development

(in millions of U.S. dollars)	Years ended September 30					Years ended December 31 (Restated)
	1994	1995	1996	1997	1998	1999(1)	2000	2001	2002	2003		2004
Gross unpaid	$1,176	$1,492	$1,978	$2,112	$3,738	$16,713	$17,184	$20,555	$24,143	$26,605		$31,483
Net unpaid	1,176	1,489	1,892	2,007	2,677	9,057	9,075	10,226	11,546	14,203		17,517
Net paid (Cumulative) As Of:
1 year later	67	80	359	337	1,018	2,663	2,380	2,627	2,610	2,747
2 years later	122	414	663	925	1,480	4,023	3,798	4,598	4,185
3 years later	452	696	1,248	1,066	1,656	5,081	5,111	5,468
4 years later	726	1,259	1,372	1,171	1,813	6,116	5,406
5 years later	1,286	1,380	1,465	1,197	1,979	6,225
6 years later	1,369	1,468	1,481	1,235	2,035
7 years later	1,450	1,481	1,517	1,274
8 years later	1,438	1,516	1,534
9 years later	1,458	1,531
10 years later	1,467
Net Liability Re-estimated As Of:
End of year	$1,176	$1,489	$1,892	$2,007	$2,677	$9,057	$9,075	$10,226	$11,546	$14,203		$17,517
1 year later	1,177	1,489	1,892	1,990	2,752	9,012	9,230	10,975	11,696	14,739
2 years later	1,228	1,489	1,881	1,915	2,747	9,020	9,883	11,265	12,731
3 years later	1,387	1,480	1,824	1,853	2,719	9,578	10,139	12,249
4 years later	1,401	1,495	1,852	1,833	2,704	9,727	11,014
5 years later	1,472	1,589	1,932	1,815	2,688	10,601
6 years later	1,530	1,679	1,931	1,828	2,826
7 years later	1,606	1,654	1,963	1,846
8 years later	1,566	1,672	1,977
9 years later	1,580	1,697
10 years later	1,583
Cumulative redundancy/ (deficiency)	(407)	(208)	(85)	161	(149)	(1,544)	(1,939)	(2,023)	(1,185)	(536	)(2)
Gross unpaid losses and loss expenses end of year	$1,176	$1,492	$1,978	$2,112	$3,738	$16,713	$17,184	$20,555	$24,143	$26,605		$31,483
Reinsurance recoverable on unpaid losses	—	3	86	105	1,061	7,656	8,109	10,329	12,597	12,402		13,966
Net unpaid losses and loss expenses	1,176	1,489	1,892	2,007	2,677	9,057	9,075	10,226	11,546	14,203		17,517
Gross liability re-estimated	1,583	1,700	2,023	1,881	4,255	22,618	23,190	26,476	27,312	28,631
Reinsurance recoverable on unpaid losses	—	3	46	35	1,429	12,017	12,176	14,227	14,581	13,892
Net liability re-estimated	1,583	1,697	1,977	1,846	2,826	10,601	11,014	12,249	12,731	14,739
Cumulative redundancy/ (deficiency) on gross unpaid	(407)	(208)	(45)	231	(517)	(5,905)	(6,006)	(5,921)	(3,169)	(2,026)

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

Reconciliation of Unpaid Losses and Loss Expenses

Years Ended December 31 (in thousands of U.S. dollars)	2004 (Restated)	2003 (Restated)	2002 (Restated)
Gross unpaid losses and loss expenses at beginning of year	$27,082,548	$24,596,862	$20,940,595
Reinsurance recoverable on unpaid losses	(12,408,306)	(12,609,020)	(10,323,533)
Net unpaid losses and loss expenses at beginning of year	14,674,242	11,987,842	10,617,062
Unpaid losses and loss expenses assumed in respect of reinsurance business acquired (sold)	(374,479)	89,779	202,920
Total	14,299,763	12,077,621	10,819,982
Net losses and loss expenses incurred in respect of losses occurring in:
Current year	7,146,358	5,992,522	4,246,492
Prior year	547,076	174,756	727,446
Total	7,693,434	6,167,278	4,973,938
Net losses and loss expenses paid in respect of losses occurring in:
Current year	2,012,209	1,266,288	1,265,880
Prior year	2,747,301	2,648,241	2,600,553
Total	4,759,510	3,914,529	3,866,433
Foreign currency revaluation and other	283,606	343,872	60,355
Net unpaid losses and loss expenses at end of year	17,517,293	14,674,242	11,987,842
Reinsurance recoverable on unpaid losses	13,966,138	12,408,306	12,609,020
Gross unpaid losses and loss expenses at end of year	$31,483,431	$27,082,548	$24,596,862

Net losses and loss expenses incurred for the year ended December 31, 2004 were $7.7 billion, compared with $6.2 billion and $5 billion in 2003 and 2002, respectively. Net losses and loss expenses incurred for 2004, 2003 and 2002 include $547 million, $174 million and $727 million, respectively, of prior period development. In 2004, we increased our reserve for asbestos, environmental and other run-off claims by $465 million. The net additions comprised asbestos and environmental (A&E) reserve increases of $554 million including the provision for bad debts of $95 million and favorable prior period development of $89 million in other run-off reserves. In 2002, the prior period development included $516 million related to A&E. More information regarding prior period development is included in the Segment Operating Results section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

For additional information regarding the investment portfolio, including breakdowns of the sector and maturity distributions, see Note 5 of the Consolidated Financial Statements.

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

Related Person Insurance Income

Each U.S. person, who beneficially owns our Ordinary Shares (directly or through foreign entities) on the last day of a non-U.S. insurance subsidiary’s fiscal year, will have to include in such person’s gross income for U.S. income tax purposes a proportionate share (determined as described herein) of the related person insurance income (RPII) of such insurance subsidiary, unless the RPII of such insurance subsidiary, determined on a gross basis, is “de minimis” (i.e., less than 20 percent of that insurance subsidiary’s gross insurance income in such fiscal year). RPII is income attributable to insurance policies where the direct or indirect insureds are U.S. shareholders, or are related to U.S. shareholders, of ACE, and is includible in a U.S. shareholder’s gross income for U.S. tax purposes regardless of whether or not such shareholder is an insured.

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

More information relating to legal proceedings is set forth in the section entitled, “Insurance Industry Investigations and Related Matters”, under Part II, Item 7.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE COMPANY

The table below sets forth the names, ages, positions and business experience of the executive officers of ACE Limited.

Name	Age	Position
Brian Duperreault	57	Chairman and Director

Evan G. Greenberg	50	President, Chief Executive Officer and Director

Donald Kramer*	67	Executive, Office of the President and Chief Executive Officer

Gary Schmalzriedt	58	Chairman and Chief Executive Officer, ACE Overseas General

Brian E. Dowd	42	Chairman and Chief Executive Officer, ACE USA

Philip V. Bancroft	45	Chief Financial Officer

Robert F. Cusumano	48	General Counsel and Secretary

Paul Medini	47	Chief Accounting Officer

* Mr. Kramer subsequently retired from ACE Limited on May 20, 2005.

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

ITEM 6. Selected Financial Data

The following table sets forth selected consolidated financial data of the Company as of and for the years ended December 31, 2004, 2003, 2002, 2001 and 2000. ACE has restated its financial statements for each of 2004, 2003, 2002, 2001 and 2000. The restated financial statements reflect corrections of the accounting treatment for eight finite risk transactions and correction of certain unrelated errors. These selected financial and other data should be read in conjunction with the Consolidated Financial Statements and related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

For the years ended December 31, (in thousands of U.S. dollars, except share, per share data and selected data) (Restated)	2004	2003	2002	2001	2000
Operations data:
Net premiums earned	$11,110,206	$9,727,062	$6,904,638	$6,038,567	$4,538,875
Net investment income	1,013,331	900,542	812,094	802,519	781,141
Net realized gains (losses)	197,096	265,511	(489,089)	(58,359)	(38,961)
Losses and loss expenses	7,693,434	6,167,278	4,973,938	4,723,849	2,979,281
Life and annuity benefits	172,113	181,077	158,118	401,229	—
Policy acquisition costs and administrative expenses	2,829,964	2,539,639	1,878,380	1,613,647	1,396,808
Interest expense	182,984	177,425	193,494	199,182	221,450
Other (income) expense	3,009	34,066	35,373	9,752	4,532
Income tax expense (benefit)	286,443	310,707	(111,542)	(88,554)	80,841
Amortization of goodwill	—	—	—	81,771	81,020
Income (loss) before cumulative effect	1,152,686	1,482,923	99,882	(158,149)	517,123
Cumulative effect of adopting a new accounting standard (net of income tax)	—	—	—	(22,670)	—
Net income (loss)	1,152,686	1,482,923	99,882	(180,819)	517,123
Dividends on Preferred Shares	(44,972)	(26,236)	—	—	—
Dividends on Mezzanine equity	—	(9,773)	(25,662)	(25,594)	(18,391)
Net income (loss) available to holders of Ordinary Shares	$1,107,714	$1,446,914	$74,220	$(206,413)	$498,732
Diluted earnings (loss) per share before cumulative effect of adopting a new accounting standard(1)	$3.88	$5.25	$0.27	$(0.88)	$2.19
Diluted earnings (loss) per share(1)	$3.88	$5.25	$0.27	$(0.78)	$2.19
Balance sheet data (at end of period):
Total investments	$26,925,361	$22,555,285	$17,554,519	$15,197,039	$13,063,581
Cash	497,896	558,944	660,649	668,675	605,363
Total assets	56,182,977	49,317,406	43,874,147	37,186,014	31,836,679
Net unpaid losses and loss expenses	17,517,293	14,674,242	11,987,842	10,617,062	9,703,483
Net future policy benefits for life and annuity contracts	493,734	477,169	433,418	377,395	—
Long-term debt	1,848,927	1,349,202	1,748,937	1,349,473	1,424,228
Trust preferred securities	412,373	475,000	475,000	875,000	875,000
Total liabilities	46,337,585	40,494,308	37,291,635	30,863,082	26,165,904
Mezzanine equity	—	—	311,050	311,050	311,050
Shareholders’ equity	9,845,392	8,823,098	6,271,462	6,011,882	5,359,725
Diluted book value per share	$32.51	$29.42	$23.74	$23.26	$22.86
Selected data
Loss and loss expense ratio(2)	70.6%	64.6%	73.7%	83.9%	65.6%
Underwriting and administrative expense ratio(3)	25.8%	26.4%	27.5%	28.5%	30.8%
Combined ratio(4)	96.4%	91.0%	101.2%	112.4%	96.4%
Net loss reserves to capital and surplus ratio(5)	182.9%	171.7%	198.1%	182.9%	181.0%
Weighted average shares outstanding – diluted	285,485,472	275,655,969	269,870,023	233,799,588	227,418,430
Cash dividends per share	$0.82	$0.74	$0.66	$0.58	$0.50

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

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations, financial condition, and liquidity and capital resources as of and for the year ended December 31, 2004. This discussion should be read in conjunction with our Consolidated Financial Statements and related notes presented on pages F-1 to F-78 of this Form 10-K/A.

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

As an insurance and reinsurance company, we generate gross revenues from two principal sources, premiums which are usually paid in advance of loss payments, and dividends and interest income earned on invested assets. Cash flow is generated from premiums collected and investment income received less paid losses and loss expenses. Generally, when an insurance company writing long-tail business grows, as ACE has over the last two years, its cash flows tend to be positive. ACE generated approximately $5 billion in positive operating cash flow in 2004 while invested assets over this period also increased by $4.9 billion.

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

Restatement of Previously Issued Financial Statements

Subpoenas, interrogatories and civil investigative demands

ACE, its subsidiaries and affiliates have received numerous subpoenas, interrogatories, and civil investigative demands in connection with the ongoing investigations of insurance industry practices. These inquiries have been issued by a number of attorneys general, state and federal regulatory authorities, and state insurance departments, including the New York Attorney General, the Securities and Exchange Commission, and the United States Attorney for the Southern District of New York. These inquiries seek information concerning underwriting practices with respect to non-traditional or loss mitigation insurance products, often referred to as “finite risk reinsurance”. ACE is cooperating and will continue to cooperate with such inquiries.

Independent investigation, internal review, and related findings

The independent investigation of ACE’s purchase and sale of finite risk contracts, which has been conducted concurrently by three outside law firms under the direction of the Audit Committee of ACE’s Board of Directors, is essentially complete. Based on an assessment of contracts purchased, sold, and entered into among ACE subsidiaries and affiliates, more than 100 contracts identified as finite risk insurance or reinsurance were subject to review during the investigation. In addition, ACE’s management reviewed these and other transactions as part of its own internal review of finite risk contracts. The independent investigation encompassed all business units of ACE, thousands of files, e-mails and interviews with current and former employees of ACE. The Audit Committee and its independent investigation team believe that the scope and process of its internal review has been sufficient to determine whether finite risk contracts purchased or sold by ACE were improperly accounted for as insurance, rather than as deposits. As a result of the findings of the independent investigation and ACE’s internal review, and in consultation with its independent auditors, PricewaterhouseCoopers LLP (“PwC” or “independent auditors”), ACE has concluded that the accounting for certain transactions was incorrect and the financial statements need to be restated.

Restatement

On July 18, 2005, ACE’s Board of Directors approved management’s recommendation to correct its accounting for eight contracts pursuant to the conclusions of the independent investigation and internal review. The eight contracts consist of three reinsurance contracts purchased by ACE or a predecessor organization, three contracts sold by ACE, and two intercompany transactions. Of these, management determined that seven did not meet applicable risk transfer requirements and should have been recorded as deposits. Each of these eight contracts originated prior to 2002. Some of these contracts involved written or oral agreements, understandings or discussions pertaining to risk expectations that were inappropriately not factored into the accounting treatment at the time of origination. In certain instances, agreements of this sort reduced or eliminated the anticipated risk transfer upon which the original accounting was based and resulted in the need for correction and the restatement of prior years financial statements. Only two of such contracts were in force at December 31, 2004.

In addition to the eight contracts identified in the investigation, the Company has corrected the accounting for certain deferred compensation plans as well as certain unrelated, previously known errors, which were considered immaterial to require a restatement, but had been corrected in the periods identified.

Pursuant to these corrections, the Company has restated its previously reported financial statements as of and for the years ended December 31, 2004, 2003, 2002, 2001, and 2000, as well as each of the quarters in the years 2004 and 2003. Consequently, ACE’s previously issued financial statements for these periods should no longer be relied upon. The restatement had no effect on the debt covenants. The aggregate net effect of these corrections is to increase 2004 net income by $14 million; increase 2003 net income by $65 million; increase 2002 net income by $23 million; decrease 2001 net income by $34 million; and decrease 2000 net income by $26 million. For further details on the effect of the restatement see Note 3 of the Notes to Consolidated Financial Statements included in Item 8. All amounts included herein have been adjusted to reflect the restatement.

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

ACE, its subsidiaries and affiliates have received numerous subpoenas, interrogatories, and civil investigative demands in connection with the pending investigations of insurance industry practices. These inquiries have been issued by a number of attorneys general, state departments of insurance, and state and federal regulatory authorities, including the NYAG, the Pennsylvania Department of Insurance, and the Securities and Exchange Commission. These inquiries seek information concerning underwriting practices and non-traditional or loss mitigation insurance products. ACE is cooperating and will continue to cooperate with such inquiries.

ACE has been conducting its own investigation that encompassed the subjects raised by the NYAG, the other state attorneys general and the SEC. The investigation has been conducted by a team from the firm of Debevoise & Plimpton LLP. The team is headed by former United States Attorney Mary Jo White and has operated under the direction of the Audit Committee of the Board of Directors. The Audit Committee of the Board of Directors has retained Cleary Gottlieb Steen & Hamilton, special outside counsel, to advise it in connection with these matters. ACE has terminated three employees, one of whom has pleaded guilty to a misdemeanor, and has suspended two other employees as a result of the internal investigation. ACE’s internal investigations pertaining to underwriting practices and non-traditional or loss mitigation insurance products are essentially complete. (See Note 3 to the accompanying Consolidated Financial Statements for further information concerning the investigation into non-traditional or loss mitigation products).

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

ACE, ACE INA Holdings, Inc. and ACE USA have been named in the following federal putative nationwide class actions brought by insurance policyholders. Bayou Steel Corporation v. ACE INA Holdings, et al. (Case No. 04 CV 5391 E.D. Pa) (filed November 18, 2004); Eagle Creek, Inc. v. ACE INA Holdings, et al. (Case No. 04 CV 5255; E.D. Pa.) (filed November 10, 2004); Stephen Lewis vs. Marsh & McLennan Companies, Inc., et al. (Case No. 04 CV 7847; N.D. Ill.) (filed December 6, 2004); Opticare Health Systems, Inc. v. Marsh & McLennan Companies, Inc., et al. (Case No. 04 CV 06954; S.D.N.Y.) (filed October 19, 2004); Diane Preuss v. Marsh & McLennan Companies, et al. (Case No. 04 CV 78553; N.D. Ill.) (filed December 6, 2004); Redwood Oil Company v. Marsh & McLennan Companies, Inc. (Case No. 05 C 0390; N.D. Ill.) (filed January 21, 2005, dismissed voluntarily by plaintiff); Shell Vacations LLC v. Marsh & McLennan Companies, Inc., et al. (Case No. 05 C 0270; N.D. Ill.) (filed January 14, 2005); Edward Macuish v. Marsh & McLennan Companies, Inc., et al. (Case No. 2005 CV 00440; N.D. Ill.) (filed January 25, 2005 and later dismissed); Edward Macuish v. Marsh & McLennan Companies, Inc., et al. (Case No. 2005 CV 00440; D. N.J.) (filed March 21, 2005); David Boros v. Marsh & McLennan Companies, Inc., et al. (Case No. C050543EDL; N.D. Calf.) (filed February 4, 2005), Robert Mulcahy v. Arthur J. Gallagher & Co., et al. (Case No. 2005 CV 01064; D. N.J.) (filed February 23, 2005); Golden Gate Bridge, Highway and Transportation District vs. Marsh & McLennan Companies, Inc., et.al. (Case No. 05-1214, D. N.J.) filed February 23, 2005); The Prococcianti Group vs. Marsh & McLennan Companies, Inc., et. al. (Case No. 05-1368, D. N.J.) (filed March 7, 2005); Palm Tree Computers Systems, Inc. et al. v. ACE USA et al.(Case No. 6:05-cv-418-ACC-JGG)(filed February 16, 2005) (Case originally filed in the Eighteenth Judicial Circuit in and for Seminole County, Florida. AIG and The Hartford removed case. Motion to remand pending); Cellect LLC et al. v. Marsh & McLennan Companies, Inc. et al. (Case No. 05-2255; D. N.J.) (filed April 27, 2005); New England Regional Council of Carpenters et al. v. Marsh & McLennan Companies, Inc. (Case No. 05-2256; D. N.J.) (filed April 27, 2005); Bensley Construction, Inc. et al. v. Marsh & McLennan Companies, Inc. (Case No. 2005-00277; D. Mass.) (filed May 20, 2005) (Case removed from state court. Motion to remand is pending). In each of these cases, the plaintiff has sued a number of other insurance entities in addition to the ACE entities. The Judicial Panel on Multidistrict Litigation (JPML) consolidated these cases, as well as other putative class actions in which no ACE entity is named as a party in the District of New Jersey.

On August 1, 2005, Plaintiffs filed two consolidated amended complaints – one concerning commercial insurance and the other concerning employee benefit plans.

• In the commercial insurance complaint, the plaintiffs named ACE Limited, ACE INA Holdings, Inc., ACE USA, Inc., ACE American Insurance Co., Illinois Union Insurance Co., and Indemnity Insurance Co. of North America. They allege that insurers, including certain ACE entities, and brokers conspired to increase premiums and allocate customers through the use of “B” quotes and contingent commissions. In addition, the complaints allege that the broker defendants received additional income by improperly placing their clients’ business with insurers through related wholesale entities that act as intermediaries between the broker and insurer. Plaintiffs also allege that broker defendants tied the purchase of primary insurance with the placement of such coverage with reinsurance carriers through the broker defendants’ reinsurance broker subsidiaries. In the commercial insurance consolidated complaint, plaintiffs assert the following causes of action against ACE: Federal Racketeer Influenced and Corrupt Organization Act (RICO), federal antitrust law, state antitrust law, aiding and abetting breach of fiduciary duty, and unjust enrichment.

• In the employee benefits complaint, the plaintiffs named ACE Limited, ACE USA, and Insurance Company of North America. They allege that insurers, including certain ACE entities, and brokers conspired to increase premiums and allocate customers through the use of “B” quotes and contingent commissions. In addition, the complaints allege that the broker defendants received additional income by improperly placing their clients’ business with insurers through related wholesale entities that act as intermediaries between the broker and insurer. Plaintiffs also allege that defendants improperly charged communication fees, which plaintiffs claim are also known as “enrollment fees” or “service/administrative fees”. Plaintiffs also allege that insurers transferred their insureds’ business, with who they had direct contracts with and no broker involvement, to insurance brokers in exchange for the insurance brokers steering additional business to the insurers. Plaintiffs also allege that broker defendants tied the purchase of primary insurance with the placement of such coverage with reinsurance carriers through the broker defendants’ reinsurance broker subsidiaries. In the employee benefits consolidated complaint, plaintiffs assert the following causes of action against ACE: Federal Racketeer Influenced and Corrupt Organization Act (RICO), federal antitrust law, state antitrust law, Employee Retirement Income Security Act (ERISA), aiding and abetting breach of fiduciary duty, and unjust enrichment.

In both cases, the plaintiffs have sought unspecified compensatory damages and reimbursement of expenses, including legal fees.

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

ACE American Insurance Co., an ACE subsidiary, has been named in a state court lawsuit in Florida: Office Depot, Inc. v. Marsh & McLennan Companies, Inc. et al. (Case No. 502005CA004396; Circuit Court of the 15th Judicial Circuit in Palm Beach County Florida) (filed June 22, 2005). The allegations are similar to the allegations in the federal class actions identified above. Plaintiffs assert the following causes of action against ACE American Insurance Co.: conspiracy and concerted action to aid and abet Marsh’s breaches of fiduciary duties, conspiracy and concerted action to aid and abet Marsh’s fraud, antitrust violation under Florida law, deceptive and unfair trade practices, unjust enrichment, civil RICO under Florida law, commercial bribery, and punitive damages. Plaintiff has sought unspecified compensatory damages and reimbursement of expenses, including legal fees.

ACE has been named in the following four putative securities class action suits: John Mahaney, Jr. v. ACE Limited, et al. (Case No. 04 CV 07696; S.D.N.Y) (filed October 18, 2004); Steven Burda v. ACE Limited, et al.; (Case No. 04 CV 833; S.D.N.Y.) (filed October 21, 2004); Thomas E. Barton v. ACE Limited, et al.; (Case No. 04 CV 8683; S.D.N.Y.) (filed November 1, 2004); and Friends of Ariel Center for Policy Research v. ACE Limited, et al. (Case No. 04 CV 04907; E.D. Pa.) (filed October 19, 2004). Evan G. Greenberg, ACE’s President and Chief Executive Officer, Brian Duperreault, ACE’s Chairman and former Chief Executive Officer, and Philip V. Bancroft, ACE’s Chief Financial Officer were also named as defendants in each of these suits. In addition, Dominic J. Frederico, ACE’s former Vice Chairman and former President and Chief Operating Officer, and Christopher Z. Marshall, ACE’s former Chief Financial Officer, were named as defendants in the Burda action. On January 3, 2005, the Burda and Barton actions were consolidated for all purposes into the Mahaney action. In December 2004, the defendants filed a motion with the JPML seeking consolidation of the cases for pretrial purposes in the Eastern District of Pennsylvania. The JPML granted that motion, consolidating the four cases in the Eastern District of Pennsylvania. The lead plaintiff has not been chosen in the consolidated proceeding. Nor has a consolidated complaint been filed. In the four complaints, the plaintiffs assert claims solely under Section 10(b) of the Securities Exchange Act of 1934 (the Exchange Act), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act (control person liability). The plaintiffs allege that ACE’s public statements and securities filings should have revealed that insurers, including certain ACE entities and brokers conspired to increase premiums and allocate customers through the use of “B” quotes and contingent commissions and that ACE’s revenue and earnings were inflated by premiums which it may have to forfeit by fines or judgments.

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

ACE Limited and Evan Greenberg, as a former officer and director of AIG, have been named in In re American International Group, Inc. (AIG) Derivative Litigation, which is a shareholder derivative action brought by AIG’s shareholders. The allegations against ACE concern the alleged bid rigging and contingent commission scheme as similarly alleged in the federal policyholder cases. Plaintiffs assert the following causes of action against ACE: breach of fiduciary duty and aiding and abetting breaches of fiduciary duties.

All of these suits merely seek compensatory damages without specifying an amount. As a result, ACE cannot at this time estimate its potential costs related to these legal matters and accordingly no liability for compensatory damages has been established in the Consolidated Financial Statements. However, in the year ended December 31, 2004, we have recorded expenses for legal fees of $11.5 million in connection with these matters. Additionally, as of June 30, 2005, ACE has paid and accrued over $44 million for legal related fees since the investigation began. In the opinion of ACE’s management, ACE’s ultimate liability for these matters is not likely to have a material adverse effect on ACE’s consolidated financial condition, although it is possible that the effect could be material to ACE’s consolidated results of operations for an individual reporting period.

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

Catastrophe Loss Charges – By Event (in millions of U.S. dollars)	Insurance – North American	Insurance – Overseas General	Global Reinsurance*	Consolidated P&C	Financial Services	Total
Gross loss	$426	$157	$315	$898	$11	$909
Net loss
Hurricane – Charley	$31	$–	$64	$95	$–	$95
Hurricane – Frances	22	6	65	93	5	98
Hurricane – Ivan	40	20	71	131	5	136
Hurricane – Jeanne	33	18	71	122	1	123
Typhoons	–	9	30	39	–	39
Other	–	–	8	8	–	8
Total	$126	53	309	488	11	499
Reinstatement premiums (earned) expensed	13	13	(15)	11	–	11
Total impact before income tax	139	66	294	499	11	510
Income tax benefit	(41)	(21)	(11)	(73)	–	(73)
Total impact after income tax	$98	$45	$283	$426	$11	$437
Effective tax rate	29%	32%	4%	15%	–	14%

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

See Note 4 of our Consolidated Financial Statements for more information pertaining to this transaction.

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

Additional information on A&E can be found in the section entitled, “Asbestos and Environmental Claims and other Run-off Liabilities”.

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

The recognition of reinsurance recoverable requires two key judgments. The first judgment involves our estimation of the amount of gross IBNR to be ceded to reinsurers. Ceded IBNR is generally developed as part of our loss reserving process and consequently, its estimation is subject to similar risks and uncertainties as the estimation of gross IBNR (see Critical Accounting Estimate – Unpaid losses and loss expenses). The second judgment involves our estimate of the amount of the reinsurance recoverable balance that we will ultimately be unable to recover from related reinsurers due to insolvency, contractual dispute, or for other reasons. Amounts estimated to be uncollectible are reflected in a bad debt provision that reduces the reinsurance recoverable balance and shareholders’ equity. Changes in the bad debt provision are reflected in net income. At December 31, 2004, the reinsurance recoverable balance includes $15 billion of reinsurance recoverable on unpaid losses and loss expenses, less a provision for bad debts of $619 million. The net unpaid recoverables consist of ceded IBNR of $7.9 billion and ceded case reserves of $6.0 billion. Also included are $1.2 billion of reinsurance recoverable on paid loss and loss adjustment expenses, less a provision for bad debts of $309 million.

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

• for balances recoverable from reinsurers that are both unrated by a major rating agency and for which management is unable to determine a credible rating equivalent based on a parent, affiliate, peer company, or internal analysis, addi -

tional judgment is required to determine a reasonable default factor. Such default factors are based on either an assessment of the creditworthiness of the particular entity, industry benchmarks, or other factors as considered appropriate; and

• for insolvent insurers, management develops default factors based on an evaluation of each of the insolvent entities.

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

With respect to securities where the decline in value is determined to be temporary and the security’s value is not written down, a subsequent decision may be made to sell that security and realize a loss. Subsequent decisions on security sales could be made based on changes in liquidity needs (i.e., arising from a large insured loss such as a catastrophe), internal risk management considerations, the financial condition of the issuer or its industry, market conditions, and new investment opportunities. Day to day management of the majority of our investment portfolio is outsourced to third party investment managers. While these investment managers may, at a given point in time, believe that the preferred course of action is to hold securities with unrealized losses until such losses are recovered, the dynamic nature of portfolio management may result in a subsequent decision to sell the security and realize the loss based upon new circumstances such as those related to the changes described above. We believe that subsequent decisions to sell such securities are consistent with the classification of our portfolio as available for sale. The gross unrealized loss at December 31, 2004, for all securities in a loss position was $72 million.

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

At December 31, 2004, our net deferred tax asset was $1.2 billion, including $228 million relating to net operating loss carryforwards of $652 million, which will expire in the years 2021-2022 and foreign tax credits of $431 million of which $50 million will expire in the years 2011-2014. The remaining $381 million of foreign tax credits are currently deferred. (See Note 17 of the Consolidated Financial Statements for more information). Based on our current expectations of future taxable income we estimate that we will utilize all net operating loss carryforwards within the next one to two years. At each balance sheet date, management assesses the need to establish a valuation allowance that reduces deferred tax assets when it is more likely than not that all, or some portion, of the deferred tax assets will not be realized. The valuation allowance is based on all available information including projections of future taxable income from each tax-paying component in each tax jurisdiction, principally derived from business plans and available tax planning strategies. Projections of future taxable income incorporate several assumptions of future business and operations that are apt to differ from actual experience. If, in the future, our assumptions and estimates that resulted in our forecast of future taxable income for each tax-paying component proves to be incorrect, an additional valuation allowance could become necessary. This could have a material adverse effect on our financial condition, results of operations and liquidity. At December 31, 2004, the valuation allowance of $89.6 million (including $28.5 million with respect to foreign tax credits) reflects management’s assessment that it is more likely than not that a portion of the deferred tax asset will not be realized due to the inability of certain foreign subsidiaries to generate sufficient taxable income or the inability to utilize foreign tax credits.

Derivatives

FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133) establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. FAS 133 requires that all derivatives be recognized as either assets or liabilities on the consolidated balance sheet and be measured at fair value, with changes in fair value reflected in our net income. We maintain investments in derivative instruments such as futures, options, interest rate swaps and foreign currency forward contracts primarily to manage duration and foreign currency exposure, enhance our portfolio yield or obtain an exposure to a particular financial market. In addition, as part of our investing activities, we purchase “to be announced mortgage backed securities” (TBAs), which we treat as derivatives for reporting purposes. Open derivatives as of the balance sheet date are reported at fair value based on market quotes or valuations provided to us by third party investment managers using market data. Changes in the fair value of derivatives used for investment purposes are reflected in net realized gains (losses).

Certain products we sell have been determined to meet the definition of a derivative under FAS 133. These products are accounted for at fair value and consist of GMIB reinsurance in our life operation and credit default swaps principally through our ownership interest in Assured Guaranty. We believe that the most meaningful presentation of these derivatives is to reflect cash inflows or revenue as net premiums earned, and to record estimates of future cash outflows as incurred losses. For both GMIB reinsurance and credit default swaps, when we determine that a future cash payment is probable, we establish reserves for the loss. Other components of fair value are reflected in other assets or other liabilities in the balance sheet and related changes reflected in net realized gains (losses) in the income statement. We generally hold these derivative contracts to maturity. Where we hold a derivative to maturity, the cumulative unrealized gains and losses will net to zero if we incur no credit losses on that contract. (See Note 2(o) of the Consolidated Financial Statements for more information)

The fair value of these instruments depends on a number of factors including changes in interest rates, changes in equity markets, changes in credit markets and for GMIB reinsurance, changes in the allocation of investments underlying annuitant account value. Where available, we use quoted market prices to determine the fair value of these instruments.

If the quoted prices are not available, the fair value is estimated using valuation models for each type of instrument. These models may be developed by third parties, such as rating agencies, or internally based on market conventions for similar transactions, depending on the circumstances. These models and related assumptions are continuously reevaluated by management and enhanced, as appropriate, based upon improvements in modeling techniques and availability of more timely market information, such as market conditions and demographics of in-force annuities. Refer to Item 7A of the Form 10-K/A for a more detailed discussion of the sensitivity of our GMIB products to market factors.

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

Fair value adjustments attributed to derivative transactions are included in our net realized gains (losses). We recorded a loss of $13 million and a gain of $176 million in 2004 and 2003, respectively. In 2004, the change in fair value was related to many factors, including a loss of approximately $25 million related to the reversal of unrealized gains upon the termination of several credit default swaps and the sale of Assured Guaranty. The credit default swaps covered the equity layer of synthetic CDOs written by our financial solutions business. The unrealized losses were generally offset by increases in net premiums earned. In addition, net realized gains of $10 million were reported for GMIB reinsurance in 2004.

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

Goodwill

Goodwill, which represents the excess of the cost of our acquisitions over the tangible net assets we acquired, was $2.7 billion at December 31, 2004. The ACE INA acquisition comprises approximately 80 percent of this balance. FAS 142, “Goodwill and Other Intangible Assets”, primarily addresses accounting for goodwill and intangible assets subsequent to their acquisition. Pursuant to FAS 142, goodwill is not amortized to income but instead, is subject to a periodic evaluation of impairment. It is our policy to test goodwill as well as other intangible assets for other than temporary impairments on an annual basis. At January 1, 2002, the initial adoption date of FAS 142, January 1, 2003, and January 1, 2004, goodwill was assigned to the applicable reporting units of the acquired entities giving rise to goodwill. Our reporting units for purposes of impairment testing are primarily based on legal entities within our operating segments. The allocation of goodwill to these reporting units is consistent with goodwill recognized at acquisition. In effect, impairment tests are performed for each acquired entity giving rise to goodwill. The most significant reporting units are the domestic and international divisions of ACE INA, which were acquired in 1999; ACE Tempest Re acquired in 1996; and Tarquin Limited acquired in 1998. There are other reporting units that resulted from smaller acquisitions, that are also assessed annually. The transitional impairment test of goodwill determined that there was no impairment in goodwill in 2002. In our impairment tests, we principally use both an earnings model, that includes relevant financial data of comparable companies to the reporting unit being tested, such as the relationship of price to book value for recent transactions and market valuations of publicly traded companies, and an estimation of fair value based on present value of estimated net cash flows. We must assess whether the current fair value of our operating units is at least equal to the fair value used in the determination of goodwill. In doing this, we make assumptions and estimates about the profitability attributable to our operating segments, as this is important in assessing whether an impairment has occurred. As part of our ongoing management assessments, we regularly analyze our operating companies in an effort to maximize future cash flows and profitability. For 2004, we recorded a goodwill impairment of $13 million primarily as a result of a review conducted during the first quarter which led to a write-down of goodwill relating to our Lloyd’s life syndicate. We recorded a goodwill impairment of $6 million in 2003, due to updated forecasts which supported indications that two relatively small majority-owned companies would not achieve sufficient contract sales volumes to generate and sustain future profitable results. If, in the future, our assumptions and estimates made in assessing the fair value of acquired entities prove to be incorrect, goodwill carried on our balance sheet could be materially overstated. This would cause us to write-down the carrying value of goodwill, resulting in a charge to earnings in the period recorded. Accordingly, this could have a material adverse effect on our results of operations in the period the charge is taken.

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

With respect to ceded reinsurance, we have entered into a few multi-year excess of loss retrospectively-rated contracts, principally in 2002, that provide coverage during 2004 and 2003. These contracts principally provide severity protection for specific product divisions. Because traditional one-year reinsurance coverage had become relatively costly, these contracts were generally entered into to secure a more cost effective reinsurance program. All of these contracts transferred risk and have been accounted for as reinsurance. In addition, we maintain a few aggregate excess of loss reinsurance contracts that were principally entered into prior to 2003, such as the National Indemnity Company (NICO) contracts referred to in the section entitled, “Asbestos and Environmental Claims”. In 2002, we commenced a policy to discontinue the purchase of all finite reinsurance contracts, at both the corporate and product division level. Subsequent to the acquisition of CIGNA P&C, we have not purchased any retroactive ceded reinsurance contracts.

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

Consolidated Operating Results

(in millions of U.S. dollars)	2004 (Restated)	2003 (Restated)	2002 (Restated)
Net premiums written	$11,496	$10,268	$8,159
Net premiums earned	11,110	9,727	6,904
Net investment income	1,013	900	812
Net realized gains (loss)	197	265	(489)
Total revenues	$12,320	$10,892	$7,227
Losses and loss expenses	7,693	6,168	4,973
Life and annuity benefits	172	181	158
Policy acquisition costs	1,565	1,350	960
Administrative expenses	1,265	1,189	919
Interest expense	183	177	193
Other expense	3	34	36
Total expenses	$10,881	$9,099	$7,239
Income (loss) before income tax	1,439	1,793	(12)
Income tax expense (benefit)	286	311	(112)
Net income	$1,153	$1,482	$100

Net premiums written, which reflect the premiums we retain after purchasing reinsurance protection, increased 12 percent in 2004, compared with 2003. This increase was driven by P&C net premiums written growth of 22 percent, partially offset by a 69 percent decline in net premiums written in our Financial Services segment. Adjusting for the appreciation of foreign currencies relative to the U.S. dollar, net premiums written in our P&C business increased 18 percent in 2004. The increase in our P&C business was primarily a result of growth in property and casualty business due to broader market presence, and growth in personal accident business. In addition, our P&C retention ratio (the ratio of net premiums written to gross premiums written) increased to 71 percent in 2004, compared with 70 percent in 2003. Such increases were partially offset by a decline in net premiums written in our Financial Services business, primarily due to the de-consolidation of Assured Guaranty beginning April 28, 2004 (subsequent to the IPO). Net premiums written increased 26 percent in 2003, compared with 2002, due to growth in P&C gross premiums written and increased retention.

The following table provides a consolidated breakdown of net premiums earned by line of business for the years ended December 31, 2004, 2003 and 2002.

(in millions of U.S. dollars) (Restated)	2004	% of total	2003	% of total	2002	% of total
Property and all Other	$3,397	31%	$3,033	31%	$2,187	32%
Casualty	5,840	52%	4,503	46%	2,780	40%
Personal Accident (A&H)	1,133	10%	920	10%	701	10%
Total P&C	10,370	93%	8,456	87%	5,668	82%
Global Re – life	220	2%	184	2%	158	2%
Financial Services	520	5%	1,087	11%	1,078	16%
Net premiums earned	$11,110	100%	$9,727	100%	$6,904	100%

Net premiums earned reflect the portion of net premiums written that were recorded as revenues for the period as the exposure period expires. Net premiums earned in our P&C business increased 23 percent (21 percent, adjusting for foreign exchange) in 2004, respectively, compared with 2003. Our Financial Services business reported a decrease in net premiums earned of 52 percent in 2004, compared with 2003. The change in net premiums earned for both the P&C and Financial Services businesses is consistent with the trend in net premiums written. Net premiums earned increased 41 percent in 2003, compared with 2002, consistent with the increase in net premiums written.

Net investment income increased 12 percent in 2004, compared with 2003. The increase in net investment income is primarily due to positive operating cash flows, which have resulted in a higher overall average invested asset base. The sale of Assured Guaranty during 2004 had the effect of reducing the average invested asset base for Financial Services, which resulted in lower net investment income for that segment. Net investment income increased 11 percent in 2003, compared with 2002, also due to the higher average invested asset base.

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

	2004 (Restated)	2003 (Restated)	2002 (Restated)
Loss and loss expense ratio	70.6%	64.6%	73.7%
Policy acquisition cost ratio	14.2%	14.0%	14.0%
Administrative expense ratio	11.6%	12.4%	13.5%
Combined ratio	96.4%	91.0%	101.2%

Our loss and loss expense ratio increased six percentage points in 2004, compared with 2003, primarily due to increased catastrophe losses and A&E reserve strengthening, both recorded in the second half of the year. Partially offsetting the impact of these charges, we experienced less net adverse prior period development in 2004, compared with 2003. The following table shows the impact of catastrophe losses, A&E reserve strengthening and prior period development on our loss and loss expense ratio for the years ended December 31, 2004, 2003 and 2002.

	2004 (Restated)	2003 (Restated)	2002 (Restated)
Loss and loss expense ratio, as reported	70.6%	64.6%	73.7%
Catastrophe losses	4.5%	1.2%	2.3%
A&E reserve strengthening	4.2%	—	7.6%
Adverse prior period development	1.0%	1.7%	3.1%
Loss and loss expense ratio, adjusted	60.9%	61.7%	60.7%

We recorded $499 million in catastrophe losses in 2004, compared with $112 million and $156 million in 2003 and 2002, respectively. In the fourth quarter of 2004, we recorded a net increase in A&E and other run-off reserves of $465 million. The net additions comprised A&E reserve increases of $554 million including the provision for bad debts of $95 million and favorable prior period development of $89 million in other run-off reserves. In 2002, net A&E reserves were increased by $516 million. Our loss and loss expense ratio is also impacted by prior period development. Prior period development arises from changes to loss estimates recognized in the current year that relate to loss reserves first reported in previous calendar years and excludes the effect of losses from the development of earned premium from previous accident years. For purposes of analysis and disclosure, management views prior period development to be changes in the nominal value of loss estimates from period to period and excludes changes in loss estimates that do not arise from the emergence of claims, such as those related to uncollectible reinsurance, interest, or foreign currency. Accordingly, specific items excluded from prior period development include the following: gains/losses related to foreign currency translation that affect both the valuation of unpaid losses and loss expenses and losses incurred; losses recognized from the early termination or commutation of reinsurance agreements that principally relate to the time value of money; changes in the value of reinsurance business assumed reflected in losses incurred but principally related to the time value of money and losses that arise from changes in estimates of earned premiums from prior accident years. We experienced net adverse prior period development excluding A&E of $82 million in 2004, compared with net adverse prior period development of $174 million and $211 million in 2003 and 2002, respectively. Our Segment Operating Results, below, contain further detail of the prior period development recognized in our Consolidated Financial Statements.

Our losses and loss expenses for 2004 also include $8 million in connection with the commutation of ceded reinsurance contracts that resulted from a differential between consideration received from reinsurers and the related reduction of reinsurance recoverables, principally related to the time value of money. Due to our initiatives to reduce reinsurance recoverable balances and thereby encourage such commutations, losses recognized in connection with the commutation of ceded reinsurance contracts in 2004 and thereafter are not considered when assessing segment performance and accordingly, are directly allocated to the Corporate segment. Additionally, we do not consider the development of loss reserves related to the September 11 tragedy (WTC) in assessing segment performance as these loss reserves are managed by Corporate. Accordingly, the effect of related loss reserve development either positively or negatively on net income is reported within the Corporate segment. During the fourth quarter of 2004, certain adjustments were made to these loss reserves; however, there was no net loss reserve development on a consolidated basis. Although the Corporate segment reported no net loss development, it incurred a tax benefit of $14 million from these adjustments since loss reserves developed adversely in taxable jurisdictions, thereby resulting in a tax benefit, but favorably in non-taxable jurisdictions. As of December 31, 2004, gross and net unpaid losses related to WTC amounted to $756 million and $273 million, respectively.

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

Net income declined 22 percent in 2004, compared with 2003, primarily due to increased catastrophe losses and A&E reserve strengthening. The appreciation of foreign currencies relative to the U.S. dollar added $43 million to our net income in 2004. Net income increased significantly in 2003, compared with 2002, which was negatively impacted by A&E reserve strengthening.

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

(in millions of U.S. dollars)	2004 (Restated)	2003 (Restated)	2002 (Restated)
Net premiums written	$5,101	$4,050	$2,921
Net premiums earned	4,679	3,689	2,477
Losses and loss expenses	3,898	2,541	2,222
Policy acquisition costs	447	380	216
Administrative expenses	451	402	342
Underwriting income (loss)	$(117)	$366	$(303)
Net investment income	469	415	409
Net realized gains (losses)	126	53	(199)
Interest expense	21	21	22
Other (income) expense	5	14	(1)
Income tax expense (benefit)	82	194	(51)
Net income (loss)	$370	$605	$(63)
Loss and loss expense ratio	83.3%	68.9%	89.7%
Policy acquisition cost ratio	9.6%	10.3%	8.7%
Administrative expense ratio	9.6%	10.9%	13.8%
Combined ratio	102.5%	90.1%	112.2%

Net premiums written for the Insurance – North American segment increased 26 percent in 2004 compared with 2003. The increase relates primarily to growth in casualty business, which increased 32 percent in 2004, compared with 2003. We have been increasing our participation in the casualty market in order to take advantage of more favorable market conditions (relative to property lines). In recent quarters, we have noted that although rates, terms and conditions continue to produce adequate returns, the growth in casualty premiums has begun to slow due to increased competitive conditions. Despite the softening market conditions, we reported robust growth on the strength of broader market presence, increased product offerings and higher submission flows. In addition, we have been increasing our retention of business due to the improving risk profile of our underlying business and our increasing capital base. Insurance – North American’s retention ratio increased to 63 percent in 2004, compared with 59 percent in 2003, resulting in additional net premiums written of $307 million. Net premiums written for Insurance – North American increased 39 percent in 2003, compared with 2002, primarily due to increased retention of gross premiums written.

The following two tables provide a line of business and entity/divisional breakdown of Insurance – North American’s net premiums earned for the years ended December 31, 2004, 2003 and 2002.

(in millions of U.S. dollars) (Restated)	2004	% of total	2003	% of total	2002	% of total
Property and all Other	$1,279	27%	$1,102	29%	$947	38%
Casualty	3,226	69%	2,446	67%	1,445	59%
Personal Accident (A&H)	174	4%	141	4%	85	3%
Net premiums earned	$4,679	100%	$3,689	100%	$2,477	100%

(in millions of U.S. dollars)	2004 (Restated)	2003 (Restated)	2002 (Restated)
ACE USA	$3,011	$2,216	$1,399
ACE Westchester Specialty	1,242	1,061	819
ACE Bermuda	426	412	259
Net premiums earned	$4,679	$3,689	$2,477

ACE USA, which includes ACE operations in Canada, provides a broad array of products and services to corporate and consumer clients throughout the U.S. and Canada, primarily through licensed insurance companies. Distribution channels include retail brokers, agents, managing general agents, and managing general underwriters. ACE USA’s net premiums earned increased 36 percent in 2004, compared with 2003, primarily due to growth experienced in the casualty lines in 2003 and early 2004. ACE USA reported solid growth in risk management and excess workers’ compensation (primarily high deductible policies in national accounts business) due to new business, rate increases and higher retention. ACE USA also experienced strong demand for specialty products such as small business workers’ compensation coverage and umbrella, excess coverage as well as liability, professional liability (mainly D&O), environmental, commercial surety and medical coverages. The current year’s growth in net premiums earned has outpaced the growth of net premiums written, reflecting the launch of new products first offered in late 2003, expanded distribution and the more favorable rate environment experienced in 2003. ACE USA reported an increase in net premiums earned of 59 percent in 2003, compared with 2002, primarily due to higher rates and increased volume of P&C business, especially on casualty lines.

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

ACE Bermuda, which specializes in providing professional lines and excess liability coverage, reported stable net premiums earned in 2004, compared with 2003, as increased capacity has fueled competition, and a decline in rates on professional lines and excess property business. ACE Bermuda reported an increase in net premiums earned of 57 percent in 2003, compared with 2002, primarily on the strength of higher renewal rates and increased volume of new business across most of its product offerings.

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

	2004 (Restated)	2003 (Restated)	2002 (Restated)
Loss and loss expense ratio, as reported	83.3%	68.9%	89.7%
Catastrophe losses	2.7%	0.5%	–
A&E reserve strengthening	9.8%	–	20.8%
Adverse prior period development	4.2%	2.5%	3.2%
Loss and loss expense ratio, adjusted	66.6%	65.9%	65.7%

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

We also experienced $195 million of net adverse prior period development in 2004, representing 2.9 percent of the segment’s unpaid loss and loss expense reserves at January 1, 2004. This compares with 2003 net adverse prior period development of $103 million, representing 1.6 percent of the segment’s unpaid loss and loss expense reserves at January 1, 2003. The 2004 prior period development was the net result of several underlying favorable and adverse movements, the most significant of which were:

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

The 2003 net adverse prior period development was related to casualty lines as adverse prior period development of $74 million was experienced in professional liability, reinsurance of long-term disability and run-off business and $46 million arising from an increase in medical inflation on run-off workers’ compensation affecting accident years 1997-2000. This adverse prior period development was partially offset by $28 million of favorable prior period development on property, excess liability and marine lines of business. Net adverse prior period development of $85 million was incurred in 2002, primarily from run-off business with the remainder being attributed to several lines of business including workers’ compensation, commercial automobile, health care asset management run-off, warranty and financial institutions business.

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

Insurance – Overseas General

The Insurance – Overseas General segment comprises ACE International, our network of indigenous insurance operations, and the insurance operations of ACE Global Markets, our excess and suplus lines writer (which underwrites P&C insurance through Lloyd’s Syndicate 2488 and ACE European Group Limited (formerly known as ACE INA UK Limited)). The Insurance – Overseas General segment writes a variety of insurance products including property, casualty consisting of general liability, professional lines (D&O and E&O), marine, energy, aviation, political risk, consumer-oriented products and A&H – principally being personal accident. For more detail on each of our segments refer to the section entitled, “Segment Information”, under Item 1.

(in millions of U.S. dollars)	2004 (Restated)	2003 (Restated)	2002 (Restated)
Net premiums written	$4,341	$3,776	$2,855
Net premiums earned	4,302	3,662	2,514
Losses and loss expenses	2,426	2,183	1,535
Policy acquisition costs	802	682	533
Administrative expenses	551	490	381
Underwriting income	$523	$307	$65
Net investment income	224	166	113
Net realized gains (losses)	47	(6)	(37)
Interest expense	—	—	1
Other (income) expense	25	15	14
Income tax expense (benefit)	230	98	2
Net income	$539	$354	$124
Loss and loss expense ratio	56.4%	59.6%	61.1%
Policy acquisition cost ratio	18.7%	18.6%	21.2%
Administrative expense ratio	12.8%	13.4%	15.2%
Combined ratio	87.9%	91.6%	97.5%

Insurance – Overseas General’s net premiums written increased 15 percent in 2004 (8 percent adjusting for foreign exchange), compared with 2003, principally due to the weakening of the U.S. dollar against the British pound sterling and the Euro and also due to growth across most regions for ACE International. Additionally, the retention ratio for Insurance – Overseas General increased to 74 percent in 2004, compared with 73 percent in 2003. This increase in retention added $65 million to net premiums written in 2004. Net premiums written increased 32 percent in 2003, compared with 2002, due to rate increases, new business and the weakening of the U.S. dollar.

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

(in millions of U.S. dollars) (Restated)	2004	% of total	2003	% of total	2002	% of total
Property and all Other	$1,416	33%	$1,224	33%	$758	30%
Casualty	1,928	45%	1,659	46%	1,140	45%
Personal Accident (A&H)	958	22%	779	21%	616	25%
Net premiums earned	$4,302	100%	$3,662	100%	$2,514	100%

(in millions of U.S. dollars) (Restated)	2004	2003	2002
ACE Europe	$1,934	$1,466	$925
ACE Asia Pacific	491	390	246
ACE Far East	382	367	335
ACE Latin America	355	297	225
ACE International	3,162	2,520	1,731
ACE Global Markets	1,140	1,142	783
Net premiums earned	$4,302	$3,662	$2,514

Insurance – Overseas General increased net premiums earned 17 percent in 2004, compared with 2003 (13 percent adjusting for foreign exchange). Consistent with the trend in net premiums written, the major driver of growth was ACE Europe which contributed close to 73 percent of Insurance – Overseas General’s increase in net premiums earned in 2004. ACE Europe has been experiencing several quarters of increased production across most of its product offerings and has also been bolstered by the appreciation of foreign currencies against the U.S. dollar. Net premiums earned increased 47 percent in 2003, compared with 2002, principally due to new business, higher rates and the devaluation of the U.S. dollar.

Insurance – Overseas General’s loss and loss expense ratio decreased 3.2 percentage points in 2004, primarily due to favorable current accident year experience on property business, which amounted to $95 million. The following table shows the impact of catastrophe losses, and prior period development on our loss and loss expense ratio for the years ended December 31, 2004, 2003 and 2002.

	2004 (Restated)	2003 (Restated)	2002 (Restated)
Loss and loss expense ratio, as reported	56.4%	59.6%	61.1%
Catastrophe losses	1.2%	0.3%	2.7%
Adverse prior period development	0.3%	1.5%	4.1%
Loss and loss expense ratio, adjusted	54.9%	57.8%	54.3%

Catastrophe losses for 2004 were $53 million, compared with $10 million and $68 million for 2003 and 2002, respectively.

We experienced $17 million of net favorable prior period development in 2004 (including $6 million relating to A&E reserve strengthening), representing 0.2 percent of the segment’s unpaid loss and loss expense reserves at January 1, 2004. This compares with 2003 net adverse prior period development of $55 million, representing 2.3 percent of the segment’s unpaid loss and loss expense reserves at January 1, 2003. The 2004 prior period development was the net result of several underlying favorable and adverse movements, the most significant of which were:

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

The 2003 net adverse prior period development was driven by $54 million of adverse prior period development on specialty lines, including marine and satellite and also $38 million on casualty lines related to the lengthening of development patterns. This adverse prior period development was partially offset by $47 million of favorable loss experience on short-tail property and fire lines. Net adverse prior period development of $116 million was incurred in 2002, primarily related to casualty and D&O lines for ACE International and aerospace business for ACE Global Markets.

The policy acquisition cost ratio for Insurance – Overseas General was stable in 2004, compared with 2003. Insurance – Overseas General’s administrative expenses increased 12 percent in 2004, primarily due to the depreciation of the U.S. dollar and increased staff costs at ACE Europe and ACE Asia Pacific. The administrative expense ratio for Insurance – Overseas General improved due to the increase in net premiums earned coupled with a reduction in Lloyd’s charges within ACE Global Markets. In 2003, the policy acquisition ratio declined compared with 2002, primarily due to changes in business mix. Administrative expenses increased in 2003, compared with 2002, primarily due to the increased cost associated with supporting business growth across all regions of the world and the depreciation of the U.S dollar.

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

Property and Casualty Reinsurance

(in millions of U.S. dollars)	2004 (Restated)	2003 (Restated)	2002
Net premiums written	$1,518	$1,229	$777
Net premiums earned	1,389	1,105	677
Losses and loss expenses	973	560	304
Policy acquisition costs	271	211	123
Administrative expenses	65	62	40
Underwriting income (loss)	$80	$272	$210
Net investment income	126	87	82
Net realized gains (losses)	27	54	(43)
Interest expense	–	–	1
Other (income) expense	(1)	(3)	(1)
Income tax expense	14	14	1
Net income	$220	$402	$248
Loss and loss expense ratio	70.1%	50.6%	44.9%
Policy acquisition cost ratio	19.5%	19.1%	18.1%
Administrative expense ratio	4.6%	5.6%	5.9%
Combined ratio	94.2%	75.3%	68.9%

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

(in millions of U.S. dollars)	2004 (Restated)	% of total	2003 (Restated)	% of total	2002	% of total
Property and all Other	$374	27%	$311	28%	$149	22%
Casualty	688	50%	399	36%	159	23%
Property catastrophe	327	23%	395	36%	369	55%
Net premiums earned	$1,389	100%	$1,105	100%	$677	100%

(in millions of U.S. dollars)	2004 (Restated)	2003 (Restated)	2002
ACE Tempest Re Europe	$303	$259	$142
ACE Tempest Re USA	751	468	182
ACE Tempest Re Bermuda	335	378	353
Net premiums earned	$1,389	$1,105	$677

Net premiums earned increased 26 percent in 2004, compared with 2003, and 63 percent in 2003, compared with 2002. The increases were primarily due to the growing proportion of non-catastrophe P&C business relative to catastrophe business over the last three years.

ACE Tempest Re USA, which focuses on writing property per risk and casualty reinsurance, reported a 60 percent increase in net premiums earned in 2004, compared with 2003, primarily due to increased casualty business written and higher renewal rates. ACE Tempest Re Europe, which writes most lines of P&C with an orientation towards specialty and short-tail products, reported a 17 percent increase in net premiums earned in 2004. This increase was primarily due to the robust casualty market in 2003 and early 2004, which offset weakness in property catastrophe and aviation. ACE Tempest Re Bermuda, which principally provides property catastrophe reinsurance globally to insurers of commercial and personal property, reported an 11 percent decrease in net premiums earned in 2004. A market-wide decline in rates on property catastrophe business, combined with our underwriting discipline has resulted in downward pressure on premium production for ACE Tempest Re Bermuda.

The loss and loss expense ratio increased 19.5 percentage points in 2004 compared with 2003, primarily due to increased catastrophe losses. The following table shows the impact of catastrophe losses and prior period development on our loss and loss expense ratio for the years ended December 31, 2004, 2003 and 2002.

(in millions of U.S. dollars)	2004 (Restated)	2003 (Restated)	2002
Loss and loss expense ratio, as reported	70.1%	50.6%	44.9%
Catastrophe losses	22.2%	7.4%	13.0%
Favorable prior period development	(4.4)%	(2.5)%	(3.0)%
Loss and loss expense ratio, adjusted	52.3%	45.7%	34.9%

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

(in millions of U.S. dollars)	2004 (Restated)	2003 (Restated)	2002 (Restated)
Net premiums written	$316	$1,028	$1,447
Net premiums earned	520	1,087	1,078
Losses and loss expenses	388	884	912
Policy acquisition costs	23	61	72
Administrative expenses	39	84	57
Underwriting income (loss)	$70	$58	$37
Net investment income	147	201	189
Net realized gains (losses)	(17)	191	(117)
Interest expense	5	6	10
Other (income) expense	(25)	(1)	(2)
Income tax expense	35	64	13
Net income	$185	$381	$88
Loss and loss expense ratio	74.6%	81.3%	84.7%
Policy acquisition cost ratio	4.3%	5.6%	6.7%
Administrative expense ratio	7.5%	7.8%	5.2%
Combined ratio	86.4%	94.7%	96.6%

Financial Services reported a decrease in net premiums written of 69 percent in 2004, compared with 2003. The decline was primarily a result of the sale of Assured Guaranty, which reduced net premiums written by $509 million. Additionally, the financial solutions operations reported LPT production of $27 million in 2004, compared with $274 million in 2003. With respect to the financial solutions business, premium volume can vary significantly from period to period and therefore premiums written in any one period are not indicative of premiums to be written in future periods. Financial Services’ net premiums written decreased 30 percent in 2003, compared with 2002, primarily due to the termination of equity layer CDOs in connection with our sale of Assured Guaranty.

The Financial Services segment reported an increase in underwriting income of 21 percent in 2004, compared with 2003. The increase was mainly driven by a lower loss and loss expense ratio in our financial guaranty operations prior to the IPO of Assured Guaranty. This improvement in the loss and loss expense ratio was a result of the settlement of one-off transactions in preparation for the IPO. Underwriting income increased 57 percent in 2003, compared with 2002, primarily due to a lower loss and loss expense ratio. We experienced $29 million of net favorable prior period development in 2004, representing one percent of the segment’s unpaid loss and loss expense reserves at January 1, 2004. This compares with 2003 net adverse prior period development of $43 million, representing 1.7 percent of the segment’s unpaid loss and loss expense reserves at January 1, 2003. The 2004 development was primarily related to $38 million of favorable prior period development in connection with the receipt of ceding company reports updating claims information on large high excess of loss assumed multi-year contract and $14 million arising on a multi-year claims made insurance policy for which it was determined that certain claims previously recognized in 2002 and 2003 would fall below policy attachment points. The favorable prior period development was partially offset by $20 million of adverse prior period development on several contracts following actuarial reviews that concluded with updated loss development patterns. The 2003 adverse prior period development arose principally on the structured finance line of business due to credit deterioration in collateralized debt obligations assumed through reinsurance treaties and, to a lesser extent, an increase in a case reserve on an auto residual value transaction. Net adverse prior period development of $30 million was incurred in 2002, primarily from the ACE Financial Solutions International book, which comprises large, unique transactions, including LPTs.

Net Investment Income

Years Ended December 31 (in millions of U.S. dollars)	2004 (Restated)	2003 (Restated)	2002 (Restated)
Insurance – North American	$469	$415	$409
Insurance – Overseas General	224	166	113
Global Reinsurance – P&C	126	87	82
Global Reinsurance – Life	33	33	27
Financial Services	147	201	189
Corporate and Other	14	(2)	(8)
Net investment income	$1,013	$900	$812

Net investment income is influenced by a number of factors, including the amounts and timing of inward and outward cash flows, the level of interest rates, and changes in overall asset allocation. Net investment income increased 13 percent in 2004, compared with 2003, and 11 percent in 2003 compared with 2002. The increased net investment income is due to the positive operating cash flows over the last three years which have resulted in a higher overall average invested asset base. An increase in U.S. interest rates during the fourth quarter of 2004 resulted in an increase in the investment portfolio’s average yield on fixed maturities to 4.1 percent at December 31, 2004. This compares with an average yield on fixed maturities of 4.0 percent and 4.4 percent at December 31, 2003 and 2002, respectively. The sale of Assured Guaranty during the year had the effect of reducing the average invested asset base for Financial Services which resulted in lower net investment income for that segment.

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

The following table presents our pre-tax net realized gains (losses) for the years ended December 31, 2004, 2003 and 2002.

(in millions of U.S. dollars)	2004 (Restated)	2003 (Restated)	2002
Fixed maturities and short-term investments	$113	$100	$(58)
Equity securities	84	(41)	(157)
Other investments	(21)	(25)	(12)
Currency	1	21	3
Derivatives:
Financial futures, options, spread locks and interest rate swaps	33	34	(188)
Fair value adjustment on insurance derivatives	(13)	176	(77)
Subtotal derivatives	20	210	(265)
Total net realized gains (losses)	$197	$265	$(489)

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

FAS 133 requires us to recognize all derivatives as either assets or liabilities on our consolidated balance sheet, and measure them at fair value. We record the gains and losses resulting from the fair value measurement of derivatives in net realized gains (losses). We participate in derivative instruments in two principal ways as follows: i) to offer protection to others as the seller or writer of the derivative, such as our reinsurance of guaranteed minimum income benefits (GMIBs) that are treated as derivatives for accounting purposes and our credit derivatives; or ii) to mitigate our own risk, principally arising from our investment holdings. We do not consider either type of transaction to be speculative. In 2004, we recorded net realized gains of $20 million on all derivative transactions. This compares with net realized gains on all derivatives of $210 million in 2003 and net realized losses on all derivatives of $265 million in 2002.

Estimated changes in fair value would be recorded as net realized losses in our net income. Refer to Item 7A. of this Form 10-K/A for an analysis of the impact on our net income of changes in interest rates and the Standard and Poor’s (S&P) index. The gain or loss created by the estimated fair value adjustment will rise or fall each period based on estimated market pricing and may not be an indication of ultimate claims. Fair value is defined as the amount at which an asset or liability could be bought or sold in a current transaction between willing parties. We generally plan to hold derivative financial instruments to maturity. Where we hold derivative financial instruments to maturity, these fair value adjustments would generally be expected to reverse resulting in no gain or loss over the entire term of the contract. However, in the event that we terminate a derivative contract prior to maturity, as a result of a decision to exit a line of business or for risk management purposes, the difference between the final settlement of cash inflows and outflows and financial statement accruals for premiums and losses will be reflected as premiums earned and losses incurred, respectively. Additionally, at termination, any unrealized gain or loss, previously classified as a realized gain or loss, will be reversed and classified as a realized loss or gain, respectively.

With respect to our GMIB reinsurance and credit derivatives businesses (insurance derivatives), we record a portion of the change in fair value in unpaid loss and loss expenses and future policy benefits for life and annuity contracts, respectively, representing our best estimate of loss pay-outs related to fees or premiums earned, and a portion in net realized gains (losses), representing other changes in fair value. For 2004, the fair value adjustment included in net realized gains (losses), was net realized losses of $13 million. This compares with net realized gains of $176 million and net realized losses of $77 million in 2003 and 2002, respectively. In 2004, the change in fair value was related to many factors including a loss of approximately $25 million related to the reversal of unrealized gains upon the termination of several credit default swaps. These credit default swaps were covering the equity layer of synthetic CDOs written by our financial solutions business. The unrealized losses were generally offset by increases in net premiums earned. In addition, net realized gains of $10 million were reported for GMIB reinsurance in 2004. The changes in the fair value of GMIBs are determined using internal valuation models. Such valuations require considerable judgment and are subject to significant uncertainty. The valuation of these products is subject to fluctuations arising from, among other factors, changes in interest rates, changes in the equity markets, and changes in the allocation of the investments underlying annuitant’s account value. These models and the related assumptions are continually reviewed by management and enhanced, as appropriate, based upon improvements in modeling techniques and availability of more timely information, such as market conditions and demographics of in-force annuities.

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

We review all of our fixed maturity securities, including securities on loan, and equity securities for potential impairment each quarter. See Note 5 (e) to the Consolidated Financial Statements for criteria we consider in assessing potential impairment. Note 5 (f) also includes a table which summarizes all of our securities in an unrealized loss position at December 31, 2004.

Other Income and Expense Items

Years Ended December 31 (in millions of U.S. dollars)	2004 (Restated)	2003 (Restated)	2002 (Restated)
Equity in net income of unconsolidated entities	$(41)	$(6)	$(5)
Minority interest expense	22	18	3
Goodwill impairment	13	6	—
Other	9	16	38
Other (income) expense	$3	$34	$36

Other expense decreased in 2004, compared with 2003, primarily due to equity in net income of unconsolidated entities, which was primarily comprised of $45 million from Assured Guaranty. Minority interest expense increased due to higher profitability in our rent-a-captive operations. Goodwill impairments increased primarily as a result of a review conducted during the first quarter of 2004 which led to a write-down of goodwill relating to our Lloyd’s life syndicate. Other for 2004 includes compensation expense in connection with the settlement of ACE stock awards held by the employees of Assured Guaranty. The other expense for 2003 related to charges for commutation of a reinsurance contract. In 2004 and thereafter, these charges are included in the Corporate segment. Included in other for 2002 was $25 million in debt prepayment expense on the ACE INA Subordinated Notes due in 2009. This cost was primarily attributable to a decline in interest rates since the note was originally issued.

Investments

Our principal investment objective is to ensure that funds are available to meet our insurance and reinsurance obligations. Within this broad liquidity constraint, the purpose of our investment portfolio’s structure is to maximize total return subject to specifically approved guidelines of overall asset classes, credit quality, and liquidity and volatility of expected returns. Our investment portfolio is invested primarily in fixed income securities with an average credit quality of AA, as rated by the independent investment rating service S&P. The portfolio is externally managed by independent, professional, investment managers. The average duration of our fixed income securities, including the effect of interest rate swaps, was 3.4 years at December 31, 2004, and 2003. Our “other investments” principally comprise direct investments, investments in investment funds, investments in limited partnerships and trading securities.

The following table identifies our invested assets by type held at fair value and cost/amortized cost at December 31, 2004 and 2003.

	December 31, 2004		December 31, 2003
(in millions of U.S. dollars) (Restated)	Fair Value	Cost/ Amortized Cost	Fair Value	Cost/ Amortized Cost
Fixed maturities available for sale	$22,891	$22,422	$19,312	$18,647
Short-term investments	2,163	2,163	2,237	2,237
	25,054	24,585	21,549	20,884
Equity securities	1,265	1,061	562	411
Investments in partially-owned insurance companies	796	755	277	269
Other investments	606	551	444	409
Total investments	$27,721	$26,952	$22,832	$21,973

We also gain exposure to equity markets through the use of derivative instruments. The combined equity exposure through both our equity portfolio and derivative instruments was valued at $1.4 billion and $662 million at December 31, 2004 and 2003, respectively. The increase in our equity exposure is due to our efforts to diversify our portfolio and additionally due to increased equity returns in 2004, compared with 2003. “Investments in partially-owned insurance companies” includes our 34.7 percent equity interest in Assured Guaranty which was valued at $530 million at December 31, 2004 and our 22.1 percent joint venture in Huatai – our carrying value for this investment is approximately $147 million. The increase of $4.9 billion in total investments is due to positive cash flows from operations as a result of strong premium volume over the last several years. The increase in total investments was partially offset by a decline in invested assets of $1.8 billion, due to the sale of Assured Guaranty.

The following tables show the market value of our fixed maturities, short-term investments and securities on loan at December 31, 2004 and 2003. The first table lists elements according to type, and the second according to S&P credit rating.

	December 31, 2004 (Restated)		December 31, 2003 (Restated)
(in millions of U.S. dollars)	Market Value	Percentage of Total	Market Value	Percentage of Total
Treasury	$1,551	7%	$1,715	8%
Agency	1,547	7%	1,512	7%
Corporate	7,614	30%	6,286	29%
Mortgage-backed securities	5,034	20%	3,894	18%
Asset-backed securities	1,225	5%	737	4%
Municipal	566	2%	1,445	7%
Foreign	5,376	21%	3,723	17%
Short-term investments	2,141	8%	2,237	10%
Total	$25,054	100%	$21,549	100%

(in millions of U.S. dollars)	Market Value	Percentage of Total	Market Value	Percentage of Total
AAA	$13,890	55%	$12,315	57%
AA	2,634	11%	2,119	10%
A	4,397	18%	3,533	16%
BBB	2,275	9%	1,784	8%
BB	774	3%	709	3%
B	1,041	4%	1,028	5%
Other	43	–	61	–
Total	$25,054	100%	$21,549	100%

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

Restricted Assets

We are required to maintain assets on deposit with various regulatory authorities to support our insurance and reinsurance operations. These requirements are generally promulgated in the statutory regulations of the individual jurisdictions. The assets on deposit are available to settle insurance and reinsurance liabilities. We also utilize trust funds in certain large transactions where the trust funds are set up for the benefit of the ceding companies and generally take the place of Letter of Credit (LOC) requirements. We also have investments in segregated portfolios primarily to provide collateral or guarantees for LOCs and debt instruments. (See Notes 9 and 10 of the Consolidated Financial Statements)

The following table identifies the value of restricted assets at December 31, 2004 and 2003.

(in millions of U.S. dollars)	2004	2003
Deposits with U.S. regulatory authorities	$857	$908
Deposits with non-U.S. regulatory authorities	1,866	1,303
Assets used for collateral or guarantees	894	1,141
Trust funds	1,950	1,707
	$5,567	$5,059

Deposits with non-U.S. regulatory authorities increased 43 percent in 2004, compared with 2003, due to higher asset balances in support of our Lloyd’s Syndicate 2488. All syndicate assets are restricted under Lloyd’s Trust Deeds. Assets used for collateral or guarantees decreased 22 percent, primarily due to the sale of Assured Guaranty, combined with decreased use of our secured credit facility. The impact of the sale of Assured Guaranty on the trust funds balance was offset by increased asset balances to support growth at ACE Tempest Re USA. Additionally, with respect to one reinsurance contract, premiums had been deposited in a trust, invested in fixed maturities, for which an ACE affiliate in Bermuda provided an interest rate guarantee. Based on these guarantees, ACE concluded that it had the majority of the risks and rewards of ownership for the trust. Consequently, pursuant to the restatement, ACE has consolidated these trust assets of approximately $171 million effective January 1, 2004, the date the Company adopted FIN 46 (R), “Consolidation of Variable Interest Entities”.

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

(in millions of U.S. dollars) (Restated)	Gross Losses	Reinsurance Recoverable	Net Losses
Balance at December 31, 2003	$27,083	$12,409	$14,674
Losses and loss expenses incurred	11,759	4,066	7,693
Losses and loss expenses paid	(7,838)	(3,078)	(4,760)
Sale of Assured Guaranty	(477)	(103)	(374)
Other (including foreign exchange revaluation)	956	672	284
Balance at December 31, 2004	$31,483	$13,966	$17,517

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

	December 31, 2004 (Restated)			December 31, 2003 (Restated)
(in millions of U.S. dollars)	Gross	Ceded	Net	Gross	Ceded	Net
Case reserves	$14,797	$6,003	$8,794	$13,180	$5,642	$7,538
IBNR	16,686	7,963	8,723	13,903	6,767	7,136
Total	$31,483	$13,966	$17,517	$27,083	$12,409	$14,674

In addition to providing the total reserves segregated between case and IBNR reserves we have segregated the reserves by components including short-tail, long-tail and specialty. Specialty includes aviation, satellite, marine, A&H, political risk and personal lines of business. The following table shows these components at December 31, 2004.

(in millions of U.S. dollars) (Restated)	Gross	Ceded	Net
Long-tail
Case reserves	$8,686	$3,650	$5,036
Expenses	2,171	1,212	959
IBNR	14,038	6,996	7,042
Subtotal	24,895	11,858	13,037
Short-tail
Case reserves	2,119	647	1,472
Expenses	139	19	120
IBNR	1,386	516	870
Subtotal	3,644	1,182	2,462
Specialty
Case reserves	1,601	486	1,115
Expenses	81	(11)	92
IBNR	1,262	451	811
Subtotal	2,944	926	2,018
Total
Case reserves	12,406	4,783	7,623
Expenses	2,391	1,220	1,171
IBNR	16,686	7,963	8,723
Subtotal	$31,483	$13,966	$17,517

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

	Asbestos		Environmental and Other Latent Exposures		Total
(in millions of U.S. dollars)	Gross	Net	Gross	Net	Gross	Net
Balance at December 31, 2003*	$3,168	$320	$1,205	$227	$4,373	$547
Losses and loss expenses incurred	1,073	430	38	29	1,111	459
Losses and loss expenses paid	(357)	(25)	(188)	(1)	(545)	(26)
Foreign currency revaluation	13	4	—	—	13	4
Balance at December 31, 2004	$3,897	$729	$1,055	$255	$4,952	$984

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

Reserving Considerations

For asbestos, we face claims relating to policies issued covering product manufacturers, distributors, installers and other parties in the chain of commerce for asbestos and products containing asbestos. Claims can be filed by individual claimants or group of claimants with the potential for hundreds of individual claimants at one time. Claimants will generally allege damages across an extended time period which may coincide with multiple policies for a single insured. For asbestos, our internal definition of a count is a policyholder asbestos cause of action. For example, an asbestos manufacturer who faces products liability claims alleging bodily injury from exposure to their product would generate one count regardless of the number of policies we may have issued or the actual numbers of underlying claimants alleging damages. If however, the policyholder were to face claims arising under both an asbestos exposure and a combined silica and asbestos (mixed dust) exposure, each of these causative agents for that policyholder would generate a separate count. The table below summarizes count information for asbestos, environmental and long-term exposure (LTE) claims for the years ended December 31, 2004 and 2003, for direct policies only, and excludes claims from assumed reinsurance.

	2004	2003
Asbestos (by causative agent)
Open at the beginning of year	1,318	1,042
Newly reported	190	320
Closed or otherwise disposed	134	44
Open at end of year	1,374	1,318
Environmental (by site)
Open at the beginning of year	8,588	9,145
Newly reported	549	720
Closed or otherwise disposed	1,965	1,277
Open at end of year	7,172	8,588
LTE (by causative agent)
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

• The table above reflects all of our U.S. based direct exposure. Policies issued by the Westchester Specialty operations are included above in addition to exposures under direct policies that are liabilities of the Brandywine operations. In our prior disclosure the claim count related solely to Brandywine.

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

	December 31
(in millions of U.S. dollars)	2004 (Restated)	2003 (Restated)
Reinsurance recoverable on paid losses and loss expenses	$1,210	1,277
Bad debt reserve on paid losses and loss expenses	(309)	(403)
Reinsurance recoverable on future policy benefits	15	15
Reinsurance recoverable on unpaid losses and loss expenses	14,585	12,965
Bad debt reserve on unpaid losses and loss expenses	(619)	(557)
Net reinsurance recoverable	$14,882	$13,297

Our reinsurance recoverable and bad debt reserve on paid losses and loss expense decreased in 2004, compared with 2003, primarily due to our decision to write-off reinsurance recoverable balances (and associated bad debt reserves) which we believe to be uncollectible. This action had no significant impact on our net income. Reinsurance recoverable and bad debt reserve on unpaid losses and loss expenses increased in 2004, primarily due to the A&E reserve strengthening, increased catastrophe losses and also due to foreign exchange revaluations due to the weakening of the U.S. dollar. For more information see Note 8 of our Consolidated Financial Statements.

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

• Our consolidated net cash flows from operating activities were $5 billion in 2004, compared with $4.3 billion in 2003 and $2.5 billion in 2002. These amounts reflect net income for each year, adjusted for non-cash items and changes in working capital. Despite lower net income in 2004, net cash flows from operating activities increased, primarily due to an increase in net unpaid losses and loss expenses, compared with 2003. The increase in net cash flows from operating activities in 2003, compared with 2002, was primarily driven by higher net income and net unpaid losses and loss expenses, partially offset by lower unearned premiums. Typically, the adjustments to net income reflect the fact that there is a significant period of time between the recording of a loss (ranging up to several years or more) and the actual claim payment.

• Our consolidated net cash flows used for investing activities increased to $4.9 billion in 2004, and was net of $958 million received from the sale of Assured Guaranty (net of cash sold). This compares with net cash flows used for investing activities of $4.8 billion and $2 billion in 2003 and 2002, respectively. These increases reflect our strong consolidated net cash flows from operating activities. Net purchases of fixed maturities were $5 billion in 2004, compared with $4.9 billion and $2 billion in 2003 and 2002, respectively.

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

Financial strength ratings represent the opinions of the rating agencies on the financial strength of a company and its capacity to meet the obligations of insurance policies. Independent ratings are one of the important factors that estab -

lish our competitive position in the insurance markets. The rating agencies consider many factors in determining the financial strength rating of an insurance company, including the relative level of statutory surplus necessary to support the business operations of the company. These ratings are based upon factors relevant to policyholders, agents and intermediaries and are not directed toward the protection of investors. Such ratings are not recommendations to buy, sell or hold securities.

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

	December 31
(in millions of U.S. dollars)	2004 (Restated)	2003 (Restated)
Short-term debt	$146	$546
Long-term debt	1,849	1,349
Total debt	1,995	1,895
Trust preferred securities	412	475
Preferred shares	557	557
Ordinary shareholders’ equity	9,288	8,266
Total shareholders’ equity	9,845	8,823
Total capitalization	$12,252	$11,193
Ratio of debt to total capitalization	16.3%	16.9%
Ratio of debt plus trust preferreds to total capitalization	19.6%	21.2%

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

Shareholders’ Equity

The following table analyzes the movements in our shareholders’ equity for the years ended December 31, 2004, 2003 and 2002.

(in millions of U.S. dollars)	2004 (Restated)	2003 (Restated)	2002 (Restated)
Balance, beginning of year	$8,823	$6,271	$6,012
Net income	1,153	1,483	100
Change in net unrealized appreciation on investments, net of tax	(50)	208	339
Dividends declared – Ordinary Shares	(233)	(204)	(173)
Dividends declared – Preferred Shares	(45)	(23)	–
Cumulative translation adjustments	99	107	(7)
Other movements, net	98	123	26
Dividends declared – Mezzanine equity	–	(10)	(26)
Issuance of Preferred Shares	–	557	–
Conversion of Mezzanine equity	–	311	–
Balance, end of year	$9,845	$8,823	$6,271

Our diluted book value per Ordinary Share increased to $32.51 at December 31, 2004, compared with $29.42 at December 31, 2003. In calculating our diluted book value per Ordinary Share, we include in-the-money options in the denominator. The expected proceeds from the in-the-money options are included in the numerator. Shareholders’ equity increased $1 billion in 2004, primarily due to net income of $1.2 billion, cumulative translation adjustments of $99 million and the exercise of options for Ordinary Shares of $83 million (included in “other movements, net”), partially offset by dividends declared of $278 million. Also included in “other movements, net”, are changes in the accumulated benefits obligation for certain of our foreign defined benefit plans. The change was an increase in 2004, primarily due to decreases in the discount rate assumed in each year compared with the prior year, partially offset by increases in the underlying investment portfolio at the end of each year.

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

Contractual Obligations and Commitments

The table below shows our contractual obligations and commitments including our payments due by period at December 31, 2004:

Payments Due By Period

(in millions of U.S. dollars) (Restated)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Payment amounts determinable from the contract
Deposit liabilities	$343	$110	$98	$44	$91
Operating leases	386	72	97	71	146
Short-term debt	146	146	–	–	–
Long-term debt	1,849	–	800	450	599
Trust preferred securities	412	–	–	–	412
Total obligations in which payment amounts are determinable from the contract	3,136	328	995	565	1,248
Payment amounts not determinable from the contract
Estimated gross loss payments under insurance and reinsurance contracts	31,483	6,001	10,412	3,261	11,809
Total contractual obligations and commitments	$34,619	$6,329	$11,407	$3,826	$13,057

The above table excludes pension obligations, funding commitments to limited partnerships and future policy benefits for life and annuity contracts. Minimum funding requirements for our pension obligations are immaterial over the next year. Subsequent funding commitments are apt to vary due to many factors and are difficult to estimate at this time. In connection with our investments in limited partnerships, we have commitments that may require funding of up to $93 million over the next several years. As the timing of payment of these commitments is unknown, we have excluded the amount from the above table. We establish reserves for future policy benefits for life and annuity contracts, including, but not limited to, GMDBs and GMIBs. Payment amounts related to these reserves must be estimated and are not determinable from the contract. We estimate that on a discounted basis, we expect to pay $509 million associated with these obligations, the majority of which will be paid in excess of five years.

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

Long-term Debt

Our total long-term debt of $1.8 billion is described in detail in Note 10 of our Consolidated Financial Statements.

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

Each of the two remaining series of trust preferred securities was issued by a special purpose entity (two trusts) that is wholly owned by us. The sole assets of the special purpose entities are debt instruments issued by one or more of our subsidiaries. The special purpose entities look to payments on the debt instruments to make payments on the preferred securities. We have guaranteed the payments on these debt securities. The trustees of the trusts include one or more of our officers and at least one independent trustee, such as a trust company. Our officers serving as trustees of the trusts do not receive any compensation or other remuneration for their services in such capacity. The full $412 million of outstanding trust preferred stock (calculated as $400 million as discussed above plus our equity share of the two trusts) is shown on our consolidated balance sheet as a liability. Additional information with respect to the trust preferred securities is contained in Note 10 of our Consolidated Financial Statements.

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

Credit Facilities

As our Bermuda subsidiaries are not admitted insurers and reinsurers in the U.S., the terms of certain U.S. insurance and reinsurance contracts require them to provide LOCs to clients. In addition, ACE Global Markets is required to satisfy certain U.S. regulatory trust fund requirements which can be met by the issuance of LOCs. LOCs may also be used for general corporate purposes.

The following table shows our credit facilities by credit line, usage and expiry date at December 31, 2004.

(in millions of U.S. dollars)	Credit Line[1]	Usage	Expiry Date
Unsecured Liquidity Facilities
ACE Limited[2]	$600	$64	April 2007
Secured Operational LOC Facilities
ACE Limited[3]	500	194	Sept. 2007
Other[4]	75	75	Various
Unsecured Operational LOC Facilities
ACE Limited[5]	850	770	Sept. 2007
ACE Limited[6]	100	97	Cancelled
Unsecured Capital Facilities
ACE Limited[7]	732	708	Dec. 2009
Total	$2,857	$1,908

1. Certain facilities are guaranteed by operating subsidiaries and/or ACE Limited

2. Commercial paper back-up facility, may also be used for LOCs

3. On July 1, 2005, this facility was replaced by a letter of credit permitting the issuance of up to $500 million of LOCs on a secured basis and expiring on July 1, 2010.

4. These facilities are issued in the name of ACE European Group Limited, Lloyd’s Syndicate 2488 and Century Indemnity Insurance Company.

5. On July 1, 2005, this facility was replaced by a letter of credit permitting the issuance of up to $1 billion of LOCs on an unsecured basis and expiring on July 1, 2010.

6. In January 2005, this facility was cancelled and its letter of credit usage was transferred to other operational LOC facilities

7. Supports ACE Global Markets underwriting capacity for Lloyd’s Syndicate 2488-2005 capacity of £400 million (approximately $750 million). During the second quarter of 2005, this facility was reduced from £380 million to £284 million.

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

In addition to these covenants, the Funds at Lloyd’s capital facility requires that collateral be posted if the financial strength rating of ACE Limited falls to S&P BBB+ or lower.

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

In January and May 2005, the United States Treasury issued its guidance on selected provisions of the Act and on July 21, 2005, the Tax Technical Corrections Act of 2005 was introduced (H.R. 3376 and S.1447). Guidance issued to date provides clarification on several technical issues, with the remaining issues addressed in the proposed Technical Corrections Act.

We repatriated foreign earnings of approximately $367 million, during the six months ended June 30, 2005, subject to Domestic Reinvestment Plans that would qualify under the Act based on the guidance issued to date. Of the $367 million repatriated foreign earnings to date, approximately $250 million will qualify for preferential tax treatment. The tax benefit associated with these repatriations was $27 million for the six months ended June 30, 2005, and was a result of the reduction of the net deferred tax liability associated with these repatriated earnings, based on guidance issued to date. The tax benefit recorded to date may increase by as much as approximately $7 million if the Tax Technical Corrections Act is passed.

Additional earnings repatriations up to the limitation under the Act of $500 million may be completed through the remainder of 2005. Based on guidance issued to date, we are evaluating potential additional repatriations and are not in a position to complete our evaluation or determine the total associated tax impact as a result of the Act. However, based on our analysis to date, it is possible that we may ultimately repatriate up to an additional $250 million up to the limitation of qualifying dividends, with an associated tax benefit of up to $44 million. We expect to be in a position to finalize our assessment by September 2005.

Recent Accounting Pronouncements

See Note 3 to the Consolidated Financial Statements for a discussion of recent accounting pronouncements.

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

Interest rate risk

Our exposure to interest rate risk is primarily concentrated in our fixed income portfolio, our debt obligations and to a lesser extent, our GMIB reinsurance business. Changes in investment values attributable to interest rate changes are mitigated by corresponding and partially offsetting changes in the economic value of our insurance reserves and debt obligations. We monitor this exposure through periodic reviews of our asset and liability positions.

The following table shows the impact on the market value of our fixed income portfolio and debt obligations of an increase in interest rates of 100 basis points applied instantly across the yield curve (an immediate time horizon was used as this presents the worst case scenario) at December 31, 2004 and 2003.

(in millions of U.S. dollars)	2004 (Restated)	2003
Fair value of fixed income portfolio	$25,044	$21,266
Pre-tax impact of 100 basis point increase in interest rates	$800	$696
Percentage of total fixed income portfolio	3.2%	3.3%

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

(millions of U.S. dollars)	2004 (Restated)	2003 (Restated)
Fair value of equity securities	$1,266	$562
Fair value of equity derivative instruments	131	118
Total equity exposure	$1,397	$680
Pre-tax impact of 10 percent decline in market prices for equity exposures	$140	$68

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

* Versus the British pound sterling, the euro and the Canadian dollar

ITEM 8. Financial Statements and Supplementary Data

The financial statements and supplementary data required by Regulation S-X are included in this report on Form 10-K/A commencing on page F-1.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There have been no changes in, or any disagreements with, accountants on accounting and financial disclosure within the two years ended December 31, 2004.

ITEM 9A. Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15 under the Securities Exchange Act of 1934 as of December 31, 2004. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in allowing information required to be disclosed in reports filed under the Securities and Exchange Act of 1934 to be recorded, processed, summarized and reported within time periods specified in the rules and forms of the SEC.

There has been no change in the Company’s internal controls over financial reporting during the Company’s quarter ended December 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting. The Company’s management report on internal control over financial reporting is included on page F-3 and PricewaterhouseCooper LLP’s attestation is included on page F-4.

Management’s Consideration of the Restatement

In reaching its conclusion that ACE’s internal control over financial reporting, which is a component of ACE’s disclosure control and procedures, was effective as of December 31, 2004, management considered, among other things, the control deficiency related to errors in accounting for non-traditional or finite risk insurance and reinsurance transactions, which resulted in the need to restate ACE’s financial statements for the years ended December 31, 2000, 2001, 2002 and 2003 for each of the quarters in the year ended December 31, 2003 (see Note 3 to the Consolidated Financial Statements included on this Form 10-K/A). The Company has also elected to restate the 2004 interim and annual financial statements (also discussed in Note 3 to the Consolidated Financial Statements on this Form 10K/A) as well as for the three months ended March 31, 2005. ACE believes that as of December 31, 2004, it had established appropriate internal controls over financial reporting to properly account for new finite risk contracts. These controls include the prohibition of “buy-side” finite risk contract acquisition without approval of the Company’s Chief Executive Officer, personnel changes, formation of an internal Structured Products Committee, and the issuance of guidelines and restrictions pertaining to the accounting for and marketing of so-called “sell-side” finite risk contracts. After reviewing and analyzing the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 99, “Materiality”, “Accounting Principles Board Opinion No. 28”, “Interim Financial Reporting”, paragraph 29 and SAB Topic 5-F, “Accounting Changes Not Retroactively Applied Due to Immateriality”, and taking into consideration: (i) that the restatement adjustments did not have a material impact on the financial statements of 2004 interim or annual periods, and (ii) that the cumulative impact of the restatement adjustments on shareholders’ equity was not material to the financial statements of prior interim or annual periods, management concluded that the control deficiency that resulted in the restatement of the prior period financial statements was not in itself a material weakness as of December 31, 2004. In addition, the control deficiency that resulted in the restatement when aggregated with other deficiencies did not constitute a material weakness.

ITEM 9B. Other Information

There is no information required to be disclosed in a report on Form 8-K, which has not been reported.

ITEM 10. Directors and Executive Officers of the Registrant

Information pertaining to this item is incorporated by reference to the sections entitled “Election of Directors – Nominees for Election for Terms Expiring in 2008”, “Election of Directors – Directors Whose Terms of Office Will Continue After This Meeting”, “Election of Directors – Section 16(a) Beneficial Ownership Reporting compliance” and “Elections of Directors – Meetings and Committees of the Board – Audit Committee” of the definitive proxy statement for the Annual General Meeting of Shareholders held on May 26, 2005, which involves the election of directors and was filed with the SEC on April 25, 2005.

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

ITEM 11. Executive Compensation

This item is incorporated by reference to the section entitled “Executive Compensation” of the definitive proxy statement for the Annual General Meeting of Shareholders to be held on May 26, 2005, which was filed with the SEC on April 25, 2005.

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

ITEM 13. Certain Relationships and Related Transactions

This item is incorporated by reference to the section entitled “Election of Directors – Certain Business Relationships” of the definitive proxy statement for the Annual General Meeting of Shareholders held on May 26, 2005, which was filed with the SEC on April 25, 2005.

ITEM 14. Principal Accounting Fees and Services

This item is incorporated by reference to the section entitled “Independent Auditor Fee Information” of the definitive proxy statement for the Annual General Meeting of Shareholders held on May 26, 2005, which was filed with the SEC on April 25, 2005.

ITEM 15. Exhibits, Financial Statement Schedules

(a) Financial Statements, Schedules and Exhibits

Other schedules have been omitted as they are not applicable to ACE, or the required information has been included in the Consolidated Financial Statements and related notes.

3. Exhibits

Exhibit No.	Description
2.1	Amended and Restated Agreement and Plan of Merger, dated as of October 26, 1999, among Capital Re Corporation, ACE Limited and CapRe Acquisition Corp. (Incorporated by reference to Exhibit 2.1 to Registration Statement on Form S-4 (No. 333-90927))
2.2	First Amendment to Amended and Restated Agreement and Plan of Merger, dated as of November 29, 1999, among Capital Re Corporation, ACE Limited and CapRe Acquisition Corp. (Incorporated by reference to
Exhibit 2.5 to Registration Statement on Form S-4 (No. 33-90927))
2.3	Acquisition Agreement, dated as of January 11, 1999, among CIGNA Corporation, CIGNA Holdings, Inc. and ACE Limited (Incorporated by reference to Exhibit 2.1 of the Form 8-K current report (Date of earliest event reported: July 2, 1999)
2.4	Amendment No. 1 to Acquisition Agreement, dated as of July 2, 1999, CIGNA Corporation, CIGNA Holdings, Inc. and ACE Limited (Incorporated by reference to Exhibit 2.2 of the Form 8-K current report (Date of earliest event reported: July 2, 1999)
2.5	Amendment No. 2 to Acquisition Agreement, dated as of July 2, 1999, CIGNA Corporation, CIGNA Holdings, Inc. and ACE Limited (Incorporated by reference to Exhibit 2.3 of the Form 8-K current report (Date of earliest event reported: July 2, 1999)
3.1	Memorandum of Association of the Company (Incorporated by reference to Exhibit 3.1 to Form 10-K for the year ended September 30, 1998)
3.2	Articles of Association of the Company (Incorporated by reference to Exhibit 3.2 to Form 10-K for the year ended September 30, 1998)
3.3	Special Resolutions adopted January 22, 2002 increasing the number of authorized Ordinary Shares and Other Shares (Incorporated by reference to Exhibit 3.3 to Form 10-K of the Company for the year ended
December 31, 2001)
4.1	Memorandum of Association of the Company (see Exhibit 3.1)
4.2	Articles of Association of the Company (see Exhibit 3.2)
4.3	Specimen certificate representing Ordinary Shares (Incorporated by reference to Exhibit 4.3 to Form 10-K of the Company for the year ended December 31, 2001)
4.4	Resolutions of a committee of the Board of Directors of ACE Limited establishing the terms of the 7.80 percent Cumulative Redeemable Preferred Shares, Series C, of ACE Limited (Incorporated by reference to Exhibit 4.1 of the Form 8-K current report (Date of earliest event reported: May 30, 2003))

Exhibit No.	Description
4.5	Amended and Restated Rights Agreement between ACE Limited and Mellon Investor Services LLC, Rights Agent, dated as of December 20, 2001 (Incorporated by reference to Exhibit 10.59 to Form 10-K of the Company for the year ended December 31, 2001)
4.6	Indenture, dated as of March 15, 2002, between ACE Limited and Bank One Trust Company, N.A. (Incorporated by reference to Exhibit 4.1 of the Form 8-K current report (Date of earliest event reported: March 19, 2002)
10.1*	ACE Limited Annual Performance Incentive Plan (Incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 of the Company (No. 33-57206))
10.2*	ACE Limited Equity Linked Incentive Plan (Incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 of the Company (No. 33-57206))
10.2.1*	Amendment to ACE Limited Equity Linked Incentive Plan (Incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 of the Company (No. 33-57206))
10.2.2*	Second Amendment to ACE Limited Equity Linked Incentive Plan (Incorporated by reference to Exhibit 10.45 to Form 10-K of the Company for the year ended September 30, 1995).
10.2.3*	Third Amendment to Equity Linked Incentive Plan-Stock Appreciation Right Plan (Incorporated by reference to Exhibit 10.28 to Form 10-Q of the Company for the quarter ended March 31, 1997)
10.3*	Form of restricted stock award dated August 24, 1993, to ACE Limited Directors (Incorporated by reference to Exhibit 10.39 to Form 10-K of the Company for the year ended September 30, 1993)
10.4*	Employment Agreement, dated October 1, 1994, between ACE Limited and Brian Duperreault (Incorporated by reference to Exhibit 10.42 to Form 10-K of the Company for the year ended September 30, 1994)
10.5*	Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.36 to Form 10-Q of the Company for the quarter ended March 31, 1996)
10.5.1*	First Amendment to ACE Limited Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.59 to Form 10-K of the Company for the year ended December 31, 2000)
10.6*	ACE Limited 1996 Tempest Replacement Option Plan (Incorporated by reference to Exhibit 10.24 to Form 10-K of the Company for the year ended September 30, 1996)
10.7*	ACE Limited Elective Deferred Compensation Plan (Incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company for the quarter ended December 31, 1997)
10.8*	ACE Limited Rules of the Approved U.K. Stock Option Program (Incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company for the quarter ended December 31, 1997)
10.9	ACE US Holdings, Inc. Credit Sensitive Senior Notes due 2008 Indenture dated as of October 27, 1998 (Incorporated by reference to Exhibit 10.37 of Form 10-K of the Company for the year ended September 30, 1998)
10.10	Information Technology Services Agreement, dated as of June 29, 1999, among ACE INA Holdings Inc. and International Business Machines Corporation (Incorporated by reference to Exhibit 99.1 of the Form 8-K current report (Date of earliest event reported: July 2, 1999))
10.11	Senior Indenture, dated as of August 1, 1999, among ACE INA Holdings, Inc., ACE Limited and Bank One, N.A. (formerly The First National Bank of Chicago), as trustee (Incorporated by reference to Exhibit 4.5 to registration statement on Form S-1 of the Company (No. 333-78841))
10.12	Indenture, dated as of November 30, 1999, among ACE INA Holdings, Inc. and Bank One Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 10.38 to Form 10-K of the Company for the year ended December 31, 1999)
10.12.1	Supplemental Indenture No. 1, dated as of December 6, 1999, among ACE INA Holdings, Inc. and Bank One Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 10.39 to Form 10-K of the Company for the year ended December 31, 1999)
10.12.2	Indenture, dated as of December 1, 1999, among ACE INA Holdings, Inc., ACE Limited and Bank One Trust Company, National Association (Incorporated by reference to Exhibit 10.41 to Form 10-K of the Company for the year ended December 31, 1999)
10.13*	ACE Limited 1999 Replacement Long Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Company for the quarter ended September 30, 1999)
10.14	Amended and Restated Trust Agreement, dated December 20, 1999, among ACE INA Holdings, Inc., Bank One Trust Company, National Association, as property trustee, Bank One Delaware Inc., as Delaware trustee and the administrative trustees named therein (Incorporated by reference to Exhibit 10.40 to Form 10-K of the Company for the year ended December 31, 1999)

Exhibit No.	Description
10.14.1	Common Securities Guarantee Agreement, dated as of December 20, 1999 (Incorporated by reference to Exhibit 10.42 to Form 10-K of the Company for the year ended December 31, 1999)
10.14.2	Preferred Securities Guarantee Agreement, dated as of December 20, 1999 (Incorporated by reference to Exhibit 10.43 to Form 10-K of the Company for the year ended December 31, 1999)
10.16*	ACE Limited 1999 Replacement Stock Plan (Incorporated by reference to Exhibit 10.54 to Form 10-K of the Company for the year ended December 31, 1999)
10.17*	ACE USA Officer Deferred Compensation Plan (as amended through January 1, 2000) (Incorporated by reference to Exhibit 10.5 to Form 10-Q of the Company for the quarter ended March 31, 2000)
10.18*	ACE USA Supplemental Employee Retirement Savings Plan (Incorporated by reference to Exhibit 10.6 to Form 10-Q of the Company for the quarter ended March 31, 2000)
10.19	Amendment and Restatement Agreement relating to a Letter of Credit Facility Agreement dated November 17, 2000 among ACE Limited, ACE Bermuda Insurance Ltd., Citibank, N.A., as arranger, Barclays Bank plc and ING Barings, as co-arrangers and Citibank International plc, as agent (Incorporated by reference to Exhibit 10.61 to Form 10-K of the Company for the year ended December 31, 2000)
10.19.1	Second Amendment and Restatement dated as of November 21, 2001, amending and restating a letter of credit facility agreement dated as of November 19, 1999, and amended November 17, 2000, (and further amended as of October 23, 2001) among ACE Limited, ACE Bermuda Insurance Ltd., Citibank, N.A. as arranger, Barclays Bank plc and ING Barings, as co-arrangers, and Citibank International plc, as agent and trustee and certain financial institutions (Incorporated by reference to Exhibit 10.62 to Form 10-K of the Company for the year ended December 31, 2001)
10.19.2	Third Amendment and Restatement dated as of November 19, 2002, amending and restating a letter of credit facility agreement dated as of November 19, 1999, and amended November 17, 2000, (and further amended as of October 23, 2001, and November 21, 2001) among ACE Limited, ACE Bermuda Insurance Ltd., Citibank, N.A. and Barclays Capital as lead arrangers and ING Bank, as co-arranger, and Citibank International plc, as agent and security trustee and certain financial institutions (Incorporated by reference to Exhibit 10.63 to Form 10-K of the Company for the year ended December 31, 2002)
10.19.3	Fourth Amendment and Restatement dated as of November 14, 2003, amending the Third Amendment and Restatement dated as of November 19, 2002, amending and restating a letter of credit facility agreement dated as of November 19, 1999, and amended November 17, 2000, (and further amended as of October 23, 2001, and November 21, 2001) among ACE Limited, ACE Bermuda Insurance Ltd., Citibank, N.A. and Barclays Capital as lead arrangers and ING Bank, as co-arranger, and Citibank International plc, as agent and security trustee and certain financial institutions. (Incorporated by reference to Exhibit 10.23.4 to Form 10-K of the Company for the year ended December 31, 2003)
10.19.4	Fifth Amendment and Restatement dated as of November 15, 2004, amending the Fourth Amendment and Restatement dated as of November 14, 2003, amending and restating a letter of credit facility agreement dated as of November 19, 2002, amending and restating a letter of credit facility agreement dated as of November 19, 1999, and amended November 17, 2000, (and further amended as of October 23, 2001, and November 21, 2001) among ACE Limited, ACE Bermuda Insurance Ltd., Citibank, N.A. and Barclays Capital as lead arrangers and ING Bank, as co-arranger, and Citibank International plc, as agent and security trustee and certain financial institutions. (Incorporated by reference to Exhibit 10.19.4 to Form 10-K of the Company for the year ended December 31, 2004)
10.20*	ACE Limited 1998 Long-Term Incentive Plan (as amended through the Second Amendment) (Incorporated by reference to Exhibit 10.3 to Form 10-Q of the Company for the quarter ended March 31, 2001)
10.21*	The Compromise Agreement dated May 16, 2001 between ACE and John Charman (Incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company for the quarter ended June 30, 2001)
10.22*	The ACE Limited 1995 Long Term Incentive Plan (as amended through the Second Amendment) (Incorporated by reference to Exhibit 10.3 to Form 10-Q of the Company for the quarter ended June 30, 2001)
10.23*	ACE Limited Supplemental Retirement Plan (as amended and restated effective July 1, 2001) (Incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company for the quarter ended September 30, 2001)
10.24*	First Amendment to ACE Ltd. Elective Deferred Compensation Plan, effective as of January 1, 2001 (Incorporated by reference to Exhibit 10.60 to Form 10-K of the Company for the year ended December 31, 2001)

Exhibit No.	Description
10.25*	ACE Limited Employee Retirement Plan, as amended and restated effective July 1, 2001 and further amended through December 28, 2001 (Incorporated by reference to Exhibit 10.61 to Form 10-K of the Company for the year ended December 31, 2001)
10.26*	Employment Terms dated October 29, 2001, between ACE Limited and Evan Greenberg (Incorporated by reference to Exhibit 10.64 to Form 10-K of the Company for the year ended December 31, 2002)
10.27*	Employment Terms dated November 2, 2001, between ACE Limited and Philip V. Bancroft (Incorporated by reference to Exhibit 10.65 to Form 10-K of the Company for the year ended December 31, 2002)
10.27.1*	Executive Severance Agreement between ACE Limited and Philip Bancroft, effective January 2, 2002 (Incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company for the quarter ended March 31, 2004)
10.28*	The ACE Limited 1995 Outside Directors Plan (As amended through the seventh amendment) (Incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company for the quarter ended June 30, 2003)
10.29	Credit Agreement for $600,000,000 dated as of April 2, 2004, among ACE Limited, certain subsidiaries, various lenders and J.P. Morgan Securities and Barclays Capital as joint lead arrangers and joint bookrunners (Incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company for the quarter ended March 31, 2004)
10.30*	ACE Limited 2004 Long-Term Incentive Plan (As amended through the first amendment) (Incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company for the quarter ended June 30, 2004)
10.30.1*	Form of Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.2 of the Form 8-K current report (Date of earliest event reported: September 10, 2004))
10.30.2*	Form of Restricted Stock Unit Award Terms under the ACE Limited 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.3 of the Form 8-K current report (Date of earliest event reported: September 10, 2004))
10.30.3*	Form of Incentive Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.4 of the Form 8-K current report (Date of earliest event reported: September 10, 2004))
10.30.4*	Form of Non-Qualified Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.5 of the Form 8-K current report (Date of earliest event reported: September 10, 2004))
10.30.5*	Form of Indemnification Agreement between the Company and directors and/or officers (Incorporated by reference to Exhibit 10.1 of the Form 8-K current report (Date of earliest event reported: September 10, 2004))
10.31	Master Separation Agreement among ACE Limited, ACE Financial Services Inc., ACE Bermuda Insurance Ltd., and Assured Guaranty Ltd. dated as of April 27, 2004 (Incorporated by reference to Exhibit 10.8 to Assured Guaranty’s Registration Statement on Form S-1, Post-Effective Amendment No. 1 (Reg. No. 333-111491))
10.32	Reimbursement agreement for $500,000,000 Letter of Credit Facility on a secured basis, dated as of September 22, 2004, among ACE Limited, certain subsidiaries, various lenders and Wachovia Bank, National Association as administrative agent (Incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company for the quarter ended September 30, 2004)
10.33	Reimbursement agreement for $850,000,000 Letter of Credit Facility on a unsecured basis, dated as of September 22, 2004, among ACE Limited, certain subsidiaries, various lenders and Wachovia Bank, National Association as administrative agent (Incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company for the quarter ended September 30, 2004)
10.34	Stock purchase agreement dated as of January 5, 2005, among Century Indemnity Company, ACE INA International Holdings, Ltd. and Randall and Quilter Investment Holdings Limited (Purchaser) (Incorporated by reference to Exhibit 10.34 to Form 10-K of the Company for the year ended December 31, 2004)
10.35*	Employment Agreement, dated May 22, 1995, between ACE Limited and Brian E. Dowd (Incorporated by reference to Exhibit 10.35 to Form 10-K of the Company for the year ended December 31, 2004)
10.36*	Employee note from Brian Dowd, dated May 28, 2002 (Incorporated by reference to Exhibit 10.36 to Form 10-K of the Company for the year ended December 31, 2004)
10.37*	Promissory note from Brian Dowd, dated July 28, 2002 (Incorporated by reference to Exhibit 10.37 to Form 10-K of the Company for the year ended December 31, 2004)

Exhibit No.	Description
10.38*	Description of Executive Officer cash compensation for 2004 and 2005 (Incorporated by reference to Exhibit 10.38 to Form 10-K of the Company for the year ended December 31, 2004)
10.39*	Director compensation under the ACE Limited 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.39 to Form 10-K of the Company for the year ended December 31, 2004)
12.1	Ratio of earnings to fixed charges and preferred share dividends calculation
14.1	Code of Conduct (Incorporated by reference to Exhibit 14.1 to Form 10-K of the Company for the year ended December 31, 2003)
21.1	Subsidiaries of the Company (Incorporated by reference to Exhibit 21.1 to Form 10-K of the Company for the year ended December 31, 2004)
23.1	Consent of PricewaterhouseCoopers LLP
31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

* Management Contract or Compensation Plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACE LIMITED

By:	/S/ PHILIP V. BANCROFT
Philip V. Bancroft Chief Financial Officer

August 12, 2005

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

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the consolidated financial statements of ACE included in this Annual Report, has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2004. The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of ACE’s internal control over financial reporting as of December 31, 2004, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

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

As discussed in Note 3 to the consolidated financial statements, the consolidated financial statements have been restated.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in “Management’s Responsibility for Financial Statements and Internal Controls” appearing under Item 15(a)(1) of the Company’s Form 10-K, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

PricewaterhouseCoopers LLP

New York, New York

March 16, 2005 except as to the restatement discussed in Note 3 to the consolidated financial statements, which is as of

August 12, 2005.

CONSOLIDATED BALANCE SHEETS

ACE Limited and Subsidiaries

December 31, 2004 and 2003 (in thousands of U.S. dollars, except share and per share data)	2004 (Restated)	2003 (Restated)
Assets
Investments
Fixed maturities, at fair value
(amortized cost – $ 22,422,318 and $18,646,651)	$22,890,866	$19,311,630
Equity securities, at fair value (cost – $1,060,671 and $411,151)	1,265,588	562,077
Short-term investments, at fair value (amortized cost – $2,163,384 and $2,237,491)	2,163,176	2,237,491
Other investments (cost – $551,075 and $409,032)	605,731	444,087
Total investments	26,925,361	22,555,285
Cash	497,896	558,944
Securities lending collateral	1,059,135	698,587
Accrued investment income	309,356	258,361
Insurance and reinsurance balances receivable	3,255,065	2,823,202
Accounts and notes receivable	195,710	190,122
Reinsurance recoverable	14,882,219	13,297,413
Deferred policy acquisition costs	944,456	1,004,753
Prepaid reinsurance premiums	1,355,306	1,232,764
Funds withheld	339,122	256,423
Value of reinsurance business assumed	273,140	346,365
Goodwill	2,699,449	2,797,830
Deferred tax assets	1,173,416	1,115,854
Investments in partially-owned insurance companies (cost – $754,590 and $269,023)	795,652	276,877
Other assets	1,477,694	1,904,626
Total assets	$56,182,977	$49,317,406
Liabilities
Unpaid losses and loss expenses	$31,483,431	$27,082,548
Unearned premiums	5,982,897	5,852,664
Future policy benefits for life and annuity contracts	509,005	491,837
Funds withheld	141,177	208,396
Insurance and reinsurance balances payable	2,336,657	1,911,159
Deposit liabilities	343,487	212,577
Securities lending collateral	1,059,135	698,587
Payable for securities purchased	507,054	369,105
Accounts payable, accrued expenses and other liabilities	1,507,408	1,244,324
Dividends payable	59,739	53,182
Short-term debt	146,295	545,727
Long-term debt	1,848,927	1,349,202
Trust preferred securities	412,373	475,000
Total liabilities	46,337,585	40,494,308
Commitments and contingencies
Shareholders’ equity
Preferred Shares ($1.00 par value, 2,300,000 shares authorized, issued and outstanding)	2,300	2,300
Ordinary Shares ($0.041666667 par value, 500,000,000 shares authorized; 284,478,525 and 279,897,193 shares issued and outstanding)	11,853	11,662
Additional paid-in capital	4,904,728	4,766,208
Unearned stock grant compensation	(56,836)	(44,912)
Retained earnings	4,249,571	3,374,419
Deferred compensation obligation	11,829	16,687
Accumulated other comprehensive income	733,776	713,421
Ordinary Shares issued to employee trust	(11,829)	(16,687)
Total shareholders’ equity	9,845,392	8,823,098
Total liabilities and shareholders’ equity	$56,182,977	$49,317,406

See accompanying notes to consolidated financial statements

CONSOLIDATED  STATEMENTS  OF  OPERATIONS

ACE Limited and Subsidiaries

For the years ended December 31, 2004, 2003 and 2002	2004	2003	2002
(in thousands of U.S. dollars, except per share data)	(Restated)	(Restated)	(Restated)
Revenues
Gross premiums written	$16,094,256	$14,630,358	$12,785,171
Reinsurance premiums ceded	(4,597,877)	(4,362,547)	(4,625,509)
Net premiums written	11,496,379	10,267,811	8,159,662
Change in unearned premiums	(386,173)	(540,749)	(1,255,024)
Net premiums earned	11,110,206	9,727,062	6,904,638
Net investment income	1,013,331	900,542	812,094
Net realized gains (losses)	197,096	265,511	(489,089)
Total revenues	12,320,633	10,893,115	7,227,643
Expenses
Losses and loss expenses	7,693,434	6,167,278	4,973,938
Life and annuity benefits	172,113	181,077	158,118
Policy acquisition costs	1,565,227	1,349,938	960,688
Administrative expenses	1,264,737	1,189,701	917,692
Interest expense	182,984	177,425	193,494
Other (income) expense	3,009	34,066	35,373
Total expenses	10,881,504	9,099,485	7,239,303
Income (loss) before income tax	1,439,129	1,793,630	(11,660)
Income tax expense (benefit)	286,443	310,707	(111,542)
Net income	$1,152,686	$1,482,923	$99,882
Basic earnings per share	$3.95	$5.35	$0.28
Diluted earnings per share	$3.88	$5.25	$0.27

See accompanying notes to consolidated financial statements

CONSOLIDATED  STATEMENTS  OF  SHAREHOLDERS’  EQUITY

ACE Limited and Subsidiaries

For the years ended December 31, 2004, 2003 and 2002 (in thousands of U.S. dollars)	2004 (Restated)	2003 (Restated)	2002 (Restated)
Preferred Shares
Balance – beginning of year	$2,300	$–	$–
Shares issued	–	2,300	–
Balance – end of year	2,300	2,300	–
Ordinary Shares
Balance – beginning of year	11,662	10,945	10,828
Shares issued	67	563	37
Exercise of stock options	148	175	93
Issued under Employee Stock Purchase Plan (ESPP)	10	12	10
Cancellation of Shares	(34)	(33)	(23)
Balance – end of year	11,853	11,662	10,945
Additional paid-in capital
Balance – beginning of year	4,766,208	3,781,321	3,710,698
Ordinary Shares issued	74,163	48,739	37,712
Exercise of stock options	83,219	61,922	44,469
Ordinary Shares issued under ESPP	7,664	7,341	7,462
Cancellation of Ordinary Shares	(31,655)	(27,397)	(19,020)
Other	5,129	29,430	–
Preferred Shares issued, net	–	554,387	–
Conversion of Mezzanine equity, net	–	310,465	–
Balance – end of year	4,904,728	4,766,208	3,781,321
Unearned stock grant compensation
Balance – beginning of year	(44,912)	(42,576)	(37,994)
Stock grants awarded	(71,801)	(47,575)	(40,699)
Stock grants forfeited	17,558	4,710	7,370
Amortization	42,319	40,529	28,747
Balance – end of year	(56,836)	(44,912)	(42,576)
Retained earnings
Balance – beginning of year, as reported	–	–	2,321,576
Adjustments (Note 3)	–	–	(94,974)
Balance – beginning of year, as restated	3,374,419	2,127,672	2,226,602
Net income	1,152,686	1,482,923	99,882
Dividends declared on Ordinary Shares	(232,685)	(203,853)	(173,150)
Dividends declared on Preferred Shares	(44,849)	(22,550)	–
Dividends declared on Mezzanine equity	–	(9,773)	(25,662)
Balance – end of year	4,249,571	3,374,419	2,127,672
Deferred compensation obligation
Balance – beginning of year	16,687	18,631	16,497
(Decrease) increase to obligation	(4,858)	(1,944)	2,134
Balance – end of year	$11,829	$16,687	$18,631

See accompanying notes to consolidated financial statements

CONSOLIDATED  STATEMENTS  OF  SHAREHOLDERS’  EQUITY (continued)

ACE Limited and Subsidiaries

For the years ended December 31, 2004, 2003 and 2002 (in thousands of U.S. dollars)	2004 (Restated)	2003 (Restated)	2002 (Restated)
Accumulated other comprehensive income
Net unrealized appreciation (depreciation) on investments
Balance – beginning of year	$684,267	$476,411	$136,916
Net appreciation (depreciation) during year	(89,839)	223,313	456,281
Income tax benefit (expense)	39,389	(15,457)	(116,786)
Balance – end of year	633,817	684,267	476,411
Minimum pension liability
Balance – beginning of year	(35,684)	(40,000)	–
Change in year	(42,918)	4,618	(59,000)
Income tax benefit	14,440	(302)	19,000
Balance – end of year	(64,162)	(35,684)	(40,000)
Cumulative translation adjustments
Balance – beginning of year	64,838	(42,311)	(35,168)
Adjustment for year	131,529	143,601	(6,289)
Income tax expense	(32,246)	(36,452)	(854)
Balance – end of year	164,121	64,838	(42,311)
Accumulated other comprehensive income	733,776	713,421	394,100
Ordinary Shares issued to employee trust
Balance – beginning of year	(16,687)	(18,631)	(16,497)
Decrease (increase) in Ordinary Shares	4,858	1,944	(2,134)
Balance – end of year	(11,829)	(16,687)	(18,631)
Total shareholders’ equity	$9,845,392	$8,823,098	$6,271,462

See accompanying notes to consolidated financial statements

CONSOLIDATED  STATEMENTS  OF  COMPREHENSIVE  INCOME

ACE Limited and Subsidiaries

For the years ended December 31, 2004, 2003 and 2002 (in thousands of U.S. dollars)	2004 (Restated)	2003 (Restated)	2002 (Restated)
Net income	$1,152,686	$1,482,923	$99,882
Other comprehensive income
Net unrealized appreciation (depreciation) on investments
Unrealized appreciation on investments	182,623	304,267	357,963
Reclassification adjustment for net realized (gains) losses included in net income	(272,462)	(80,954)	98,318
	(89,839)	223,313	456,281
Cumulative translation adjustments	131,529	143,601	(6,289)
Minimum pension liability	(42,918)	4,618	(59,000)
Other comprehensive income (loss), before income tax	(1,228)	371,532	390,992
Income tax benefit (expense) related to other comprehensive income items	21,583	(52,211)	(98,640)
Other comprehensive income	20,355	319,321	292,352
Comprehensive income	$1,173,041	$1,802,244	$392,234

See accompanying notes to consolidated financial statements

CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS

ACE Limited and Subsidiaries

For the years ended December 31, 2004, 2003 and 2002 (in thousands of U.S. dollars)	2004 (Restated)	2003 (Restated)	2002 (Restated)
Cash flows from operating activities
Net income	$1,152,686	$1,482,923	$99,882
Adjustments to reconcile net income to net cash flows from operating activities:
Net realized (gains) losses	(197,096)	(265,511)	489,089
Amortization of premium/discounts on fixed maturities	107,156	91,580	40,230
Deferred income taxes	(6,646)	257,039	(162,769)
Unpaid losses and loss expenses	3,828,933	2,258,401	3,596,217
Unearned premiums	758,379	319,308	1,700,608
Future policy benefits for life and annuity contracts	17,168	49,573	59,534
Insurance and reinsurance balances payable	410,603	1,727	468,947
Accounts payable, accrued expenses and other liabilities	257,362	(243,797)	55,081
Insurance and reinsurance balances receivable	(392,030)	(41,372)	(242,249)
Reinsurance recoverable	(922,369)	305,896	(2,509,938)
Deferred policy acquisition costs	(104,672)	(133,301)	(142,888)
Prepaid reinsurance premiums	(232,835)	277,754	(475,330)
Funds withheld, net	(138,927)	44,745	(88,868)
Value of reinsurance business assumed	61,818	191,330	(273,965)
Other	339,059	(310,788)	(87,311)
Net cash flows from operating activities	4,938,589	4,285,507	2,526,270
Cash flows used for investing activities
Purchases of fixed maturities	(25,393,731)	(20,495,301)	(17,949,823)
Purchases of equity securities	(1,081,212)	(164,374)	(218,852)
Sales of fixed maturities	20,289,359	15,622,186	15,948,421
Sales of equity securities	527,410	189,819	163,024
Maturities of fixed maturities	—	127,532	284,899
Net proceeds from (payments made on) the settlement of investment derivatives	32,408	34,164	(105,429)
Sale of subsidiary (net of cash sold of $82 million)	958,564	—	—
Other	(198,763)	(117,827)	(231,865)
Settlement of an acquisition-related lawsuit	—	—	54,380
Net cash flows used for investing activities	(4,865,965)	(4,803,801)	(2,055,245)
Cash flows from financing activities
Dividends paid on Ordinary Shares	(226,128)	(198,395)	(167,470)
Dividends paid on Preferred Shares	(44,849)	(22,550)	—
Repayment of short-term debt	(399,432)	(213)	(349,468)
Proceeds from exercise of options for Ordinary Shares	83,367	62,097	44,562
Proceeds from Ordinary Shares issued under ESPP	7,674	7,353	7,472
Net proceeds from issuance of long-term debt	499,565	—	399,155
Repayment of trust preferred securities	(75,000)	—	(400,000)
Dividends paid on Mezzanine equity	—	(9,773)	(25,662)
Net proceeds from issuance of Preferred Shares	—	556,687	—
Net cash flows (used for) from financing activities	(154,803)	395,206	(491,411)
Effect of foreign currency rate changes on cash and cash equivalents	21,131	21,383	12,360
Net decrease in cash	(61,048)	(101,705)	(8,026)
Cash – beginning of year	558,944	660,649	668,675
Cash – end of year	$497,896	$558,944	$660,649
Supplemental cash flow information
Taxes paid	$166,848	$42,030	$2,123
Interest paid	$183,634	$175,943	$196,032

See accompanying notes to consolidated financial statements

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

ACE Limited and Subsidiaries

1. General

ACE Limited (ACE or the Company) is a holding company incorporated with limited liability under the Cayman Islands Companies Law and maintains its business office in Bermuda. The Company, through its various subsidiaries, provides a broad range of insurance and reinsurance products to insureds worldwide. ACE operates through four business segments: Insurance – North American, Insurance – Overseas General, Global Reinsurance and Financial Services. These segments are described in Note 20.

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

For both ceded and assumed reinsurance, risk transfer requirements, as per the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (FAS) No. 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts” (FAS 113), must be met in order to obtain reinsurance accounting, principally resulting in the recognition of cash flows under the contract as premium and losses. To meet risk transfer requirements, a reinsurance contract must include insurance risk, consisting of both underwriting and timing risk, and a reasonable possibility of a significant loss for the assuming entity. Reinsurance and insurance contracts that include both significant risk sharing provisions, such as adjustments to premiums or loss coverage based on loss experience, and relatively low policy limits as evidenced by a high proportion of maximum premium assessments to loss limits can require considerable judgment to determine whether or not risk transfer requirements are met. For such contracts, often referred to as finite or structured products, the Company requires that risk transfer be specifically assessed for each contract. To assess risk transfer for these contracts, the Company generally develops expected cash flow analyses at contract inception. If risk transfer requirements are not met, a contract is accounted for as a deposit. Deposit accounting requires that consideration received or paid be recorded in the balance sheet as opposed to gross premiums written or losses incurred in the income statement and any non-refundable fees earned based on the terms of the contract. In contrast to reinsurance accounting in which assets, or reinsurance recoverables, and liabilities, or loss reserves, do not reflect the time value of money, deposit assets and liabilities are discounted to reflect the time value of money. With respect to ceded reinsurance and assumed reinsurance contracts that do not transfer risk, refer to Note 2(j) for the policy on deposit assets and liabilities.

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

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

•historical industry default statistics for the reinsurer’s current ratings class, the actual collection experience of the reinsurer, collateral triggers or other contractual provisions that may mitigate default exposure, and the dates the balances will likely become due (duration). For recoverable balances considered representative of the larger population (i.e., default probabilities are consistent with similarly rated reinsurers and payment durations conform to averages), management generally applies industry default factors consistent with the reinsurer’s particular rating class. Such factors have been developed by a major ratings agency;

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

Other investments principally comprise direct investments, investments in investment funds, investments in limited partnerships, and trading securities. Except for trading securities, other investments for which the Company cannot exercise significant influences are carried at fair value with changes in fair value recognized through accumulated other comprehensive income. For these investments, investment income and realized gains are recognized as related distributions are received. Fair value of investment funds is based on the net asset value as advised by the fund. Trading securities are recorded on a trade date basis and carried at fair value, except for life insurance policies which are carried at policy cash surrender value. Unrealized gains and losses are reflected in net investment income.

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

The Company utilizes financial futures, options, interest rate swaps, spread lock swaps and foreign currency forward contracts for the purpose of managing certain investment portfolio exposures (see Note 9 for additional discussion of the objectives and strategies employed). These instruments are derivatives and therefore reported at fair value, generally using publicly quoted market prices, and recognized as assets or liabilities in the accompanying consolidated balance sheets with changes in market value included in net realized gains (losses) in the consolidated statements of operations. Collateral held by brokers equal to a percentage of the total value of open futures contracts is included in short-term investments.

Net investment income includes interest and dividend income together with amortization of market premiums and discounts and is net of investment management and custody fees. For mortgage-backed securities, and any other holdings

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

for which there is a prepayment risk, prepayment assumptions are evaluated and revised as necessary. Any adjustments required due to the resultant change in effective yields and maturities are recognized prospectively. Prepayment fees, or call premium, that are only payable to the Company when a security is called prior to its maturity, are earned when received and reflected as net investment income.

The Company engages in a securities lending program whereby certain securities from its portfolio are loaned to other institutions for short periods of time. The market value of the loaned securities is monitored on a daily basis, with additional collateral obtained or refunded as the market value of the loaned securities changes. The Company’s policy is to require fixed maturities and initial cash collateral equal to 102 percent of the fair value of the loaned securities. The Company maintains full ownership rights to the securities loaned, and continues to earn interest on them. In addition, the Company shares a portion of the interest earned on the collateral with the lending agent. The Company has an indemnification agreement with the lending agents in the event a borrower becomes insolvent or fails to return securities. The fair value of the securities on loan is included in fixed maturities and equity securities. The securities lending collateral is reported as a separate line in total assets with a corresponding liability related to the Company’s obligation to return the collateral plus interest.

Similar to securities lending arrangements, securities sold under agreements to repurchase are accounted for as collateralized investments and borrowings and are recorded at the contractual repurchase amounts plus accrued interest. Assets to be repurchased are the same, or substantially the same, as the assets transferred and the transferor, through right of substitution, maintains the right and ability to redeem the collateral on short notice. The fair value of the underlying securities is included in fixed maturities and equity securities. In contrast to securities lending programs, the Company’s use of cash received is not restricted. The Company reports its obligation to return the cash as short-term debt.

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

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

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

Financial Guaranty

On April 28, 2004, the Company sold 65.3 percent of its ownership interest in its financial guaranty and mortgage guaranty reinsurance businesses. Subsequent to the sale date, the Company no longer consolidates these operations (see Note 4). For the financial guaranty reinsurance and mortgage guaranty reinsurance businesses, unpaid losses and loss expenses principally consist of case reserves and portfolio reserves. Incurred but not reported reserves are generally limited to mortgage guaranty reinsurance assumed through quota share treaties. Case reserves are established when specific insured obligations are in or near default. Case reserves represent the present value of the expected future loss payments and loss expenses, net of estimated recoveries under salvage and subrogation rights, but before considering ceded reinsurance. Financial guaranty insurance and reinsurance case reserves are discounted at six percent, which is the approximate taxable equivalent yield on the related investment portfolio, resulting in a discount of $19.8 million at December 31, 2003. There are no direct financial guaranty insurance and reinsurance case reserves at December 31, 2004 as the investment is not consolidated and is accounted for under the equity method.

Portfolio reserves are established with respect to the portion of the Company’s business for which case reserves have not been established. Portfolio reserves are established in an amount equal to the portion of actuarially estimated ultimate losses related to premiums earned to date as a percentage of total expected premiums for that in force business. Portfolio reserves are developed considering the net par outstanding of each insured obligation, taking account of the probability of future default, the expected timing of the default and the expected recovery following default. These factors vary by type of issue (for example municipal, structured finance corporate), current credit rating and remaining term of the underlying obligation and are principally based on historical data obtained from rating agencies. Actuarially estimated ultimate losses on mortgage guaranty reinsurance are principally determined based on the historical industry loss experience, net of recoveries. During an accounting period, portfolio reserves principally increase or decrease based on changes in aggregate net amount at risk and the probability of default resulting from changes in credit quality of insured obligations, if any. Portfolio reserves at December 31, 2003 were $74.6 million.

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

j) Deposit assets and liabilities

Deposit assets arise from ceded reinsurance contracts purchased by the Company that have been deemed to lack significant underwriting risk. Under deposit accounting, consideration received or paid, excluding non-refundable fees, is recorded within a deposit asset in the balance sheet as opposed to gross premiums written or losses incurred in the income statement. Income, representing the consideration received or to be received in excess of cash payments related to the deposit contract, is earned using an effective yield calculation. The calculation of the effective yield is based on the amount and timing of actual cash flows as of the balance sheet date and the estimated amount and timing of future cash flows. The effective yield is recalculated periodically to reflect revised estimates of cash flows. When a change in the actual or estimated cash flows occurs, the resulting change to the carrying amount of the deposit asset is reported as income or expense. Deposit assets are reflected in other assets in the balance sheet and the accretion of deposit assets related to interest pursuant to the effective yield calculation is reflected in net investment income in the income statement.

Non-refundable fees are earned based on the terms of the contract considering facts and circumstances specific to each contract. Non-refundable fees paid but unearned are reflected in other assets in the balance sheet and earned fees are reflected in other (income) expense in the income statement.

Deposit liabilities include reinsurance deposit liabilities and contract holder deposit funds.

The reinsurance deposit liabilities arise from contracts sold by the Company which are deemed to lack either significant underwriting and/or timing risk. At contract inception, the deposit liability is equal to net cash received by the Company. An accretion rate is established based on actuarial estimates whereby the deposit liability is increased to the

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

estimated amount payable over the term of the contract. The deposit accretion rate is the rate of return required to fund expected future payment obligations. The Company periodically reassesses the estimated ultimate liability and related expected rate of return. Any resulting changes to the amount of the deposit liability is reflected as an adjustment to earnings to reflect the cumulative effect of the period the contract has been in force, and by an adjustment to the future accretion rate of the liability over the remaining estimated contract term. The contract holder deposit funds represent a liability for investment contracts sold that do not meet the definition of an insurance contract under FAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”. The investment contracts are sold with a guaranteed rate of return. The proceeds are then invested with the intent of realizing a greater return than is called for in the investment contracts.

k) Translation of foreign currencies

Financial statements of the Company’s foreign divisions are valued in foreign currencies, referred to as the functional currency. Under FAS No. 52, “Foreign Currency Translation” (FAS 52), functional currency assets and liabilities are translated into the reporting currency, U.S. dollars, generally using period end rates of exchange and the related translation adjustments are recorded as a separate component of accumulated other comprehensive income. Functional statement of operations amounts expressed in functional currencies are translated using average exchange rates. Gains and losses resulting from foreign currency transactions are recorded in net realized gains (losses).

l) Income taxes

Income taxes have been provided in accordance with the provisions of FAS No. 109, “Accounting for Income Taxes”, on those operations which are subject to income taxes (see Note 17). Deferred tax assets and liabilities result from temporary differences between the amounts recorded in the consolidated financial statements and the tax basis of the Company’s assets and liabilities. Such temporary differences are primarily due to the tax basis discount on unpaid losses and loss expenses, foreign tax credits, deferred policy acquisition costs and net operating loss carry-forwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance against deferred tax assets is recorded if it is more likely than not that all, or some portion, of the benefits related to deferred tax assets will not be realized.

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

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

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

For certain products, the Company sells protection to customers as either the writer of a derivative financial instrument or an insurance or reinsurance contract that meets the definition of a derivative under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133). These products consist primarily of guaranteed minimum income benefit (GMIB) reinsurance and credit derivatives (after April 28, 2004, principally through the Company’s 34.7 percent ownership of Assured Guaranty). For a further discussion of GMIB reinsurance, see Note 8(c). Where available, the Company uses quoted market prices to determine the fair value of these insured credit derivatives. If the quoted prices are not available, and for senior layer CDO’s and equity layer credit protection, the fair value is estimated using valuation models for each type of credit protection. These models may be developed by third parties, such as rating agencies, or may be developed internally based on market conventions for similar transactions, depending on the circumstances. These models and the related assumptions are continuously reevaluated by management and enhanced, as appropriate, based upon improvements in modeling techniques and availability of more timely market information. The fair value of credit derivatives reflects the estimated cost to the Company to purchase protection on its outstanding exposures and is not an estimate of expected losses incurred. Due to the inherent uncertainties of the assumptions used in the valuation models to determine the fair value of these derivative products, actual experience may differ from the estimates reflected in the consolidated financial statements, and the differences may be material. In addition to credit derivatives, the Company has entered into a few other, relatively illiquid, index-based derivative instruments that are reported at fair value. These instruments are principally linked to equity and real estate market indices. The determination of fair value for these derivatives requires considerable judgment as there is limited ability to trade the contracts since they are uniquely structured and the exposure period covers up to 30 years. In early 2004, these contracts were terminated at a gain in conjunction with the sale of Assured Guaranty.

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

p) Stock-based compensation

The Company accounts for stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). No compensation expense for stock options is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. Further, under APB 25, no compensation expense is recognized for the employee stock purchase plan.

The following table outlines the Company’s net income available to holders of Ordinary Shares and diluted earnings per share for the years ended December 31, 2004, 2003 and 2002, had the compensation cost been determined in accordance with the fair value method recommended in FAS No. 123, “Accounting for Stock-Based Compensation” (FAS 123).

(in thousands of U.S. dollars, except per share data)	2004 (Restated)	2003 (Restated)	2002 (Restated)
Net income available to holders of Ordinary Shares:
As reported	$1,107,714	$1,446,914	$74,220
Add: Stock-based compensation expense included in reported net income, net of income tax	42,506	40,452	14,196
Deduct: Compensation expense, net of income tax	75,145	72,979	47,798
Pro Forma	$1,075,075	$1,414,387	$40,618
Basic earnings per share:
As reported	$3.95	$5.35	$0.28
Pro Forma	$3.83	$5.22	$0.15
Diluted earnings per share:
As reported	$3.88	$5.25	$0.27
Pro Forma	$3.77	$5.14	$0.15

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

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

q) New accounting pronouncements

To be adopted

In December 2004, the FASB issued FAS 123R “Share-Based Payment – a revision of FAS 123” that supersedes APB 25, Accounting for Stock Issued to Employees. This statement requires all companies to measure and record compensation cost for all share-based payment awards (including employee stock options) at grant-date fair value. In accordance with APB 25, the Company has not recognized compensation expense for employee stock options in net income because the exercise price equaled the market value of the underlying common stock on the grant date. In addition, the Company has not recognized expenses related to its employee stock purchase plan. Upon adopting FAS 123R the Company will be required to expense employee stock options and its employee stock purchase plan. On April 14, 2005, the SEC delayed the required effective date of FAS 123R for public companies. FAS 123R is now effective for public companies for annual, rather than interim, periods that begin after June 15, 2005. Accordingly, the Company has decided to delay its adoption of FAS 123R to January 1, 2006.

In adopting FAS 123R, the Company will apply the modified-prospective transition method. Under this method, the Company will recognize compensation costs for all share-based payments granted, modified, or settled after January 1, 2006, as well as for any awards that were granted prior to January 1, 2006 for which the requisite service has not been provided as of January 1, 2006 (i.e., unvested awards). Unvested awards are to be expensed consistent with the valuation used in previous disclosures of the pro forma effect of FAS 123. As described in Note 2(p) above, the Company uses the Black-Scholes option-pricing model to disclose the pro forma effect of FAS 123. With respect to awards granted after the adoption of FAS 123R, the Company is evaluating alternative models and assumptions to be used to determine the fair value of stock compensation. Accordingly, the ultimate amount of expense to be recognized in connection with the adoption of FAS 123R is dependent on the model and related assumptions used to determine the fair value of the options awarded as well as the actual number of employee stock options to be awarded in the future. Assuming the number of options granted for the period April 1, 2005 through December 31, 2006 is consistent with grants of the past two years, the Company estimates pre-tax stock compensation expense related to the adoption of FAS 123R will range from $18 million to $22 million for the year ended December 31, 2006.

Adopted in 2004

Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (SOP 03-1) became effective on January 1, 2004 and provides guidance on accounting and reporting by insurance enterprises for certain nontraditional long-duration contracts and for separate accounts. Through the Global Reinsurance segment, the Company reinsures annuitization benefits, principally related to guaranteed minimum death benefits (GMDBs) and guaranteed minimum income benefits (GMIBs). The valuation of insurance liabilities related to the Company’s GMDB reinsurance product is subject to certain provisions of SOP 03-1 whereas the Company’s GMIB reinsurance product meets the definition of a derivative for accounting purposes and is therefore carried at fair value with changes in fair value recognized in income in the period of the change pursuant to FAS 133. Pursuant to SOP 03-1, liabilities for annuitization benefits, such as the minimum death benefit guarantee, are generally based on cumulative assessments or premiums to date multiplied by a benefit ratio that is determined by estimating the expected value of benefit payments and related adjustment expenses divided by the present value of cumulative assessment or expected fees during the annuitization period. In the event the Company was to anticipate an ultimate loss on the business over the in-force period of the underlying annuities, an additional liability would be established to recognize such losses. The Company adopted SOP 03-1 on January 1, 2004. In its capacity as reinsurer, the Company’s valuation of insurance liabilities related to its GMDB reinsurance program has been materially consistent with the requirements of SOP 03-1. Consequently, the adoption of SOP 03-1 did not have a material impact on the Company’s consolidated financial

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

statements. See Note 8(c) for further details regarding the Company’s reinsurance programs involving minimum benefit guarantees under annuity contracts.

In December 2003, the FASB revised FAS No. 132R, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (FAS 132R), to require additional disclosures related to pensions and postretirement benefits. While retaining the existing disclosure requirements for pensions and postretirement benefits, additional disclosures are required related to pension plan assets, obligations, contributions and net benefit costs, beginning with fiscal years ending after December 15, 2003. For foreign plans, these additional disclosures are required beginning with fiscal years ending after June 15, 2004, or, for the Company, beginning in the fourth quarter of 2004. See Note 13 for disclosures for foreign plans pursuant to the adoption of FAS 132R.

3. Restatement of previously issued financial statements

Subpoenas, interrogatories and civil investigative demands

ACE, its subsidiaries and affiliates have received numerous subpoenas, interrogatories, and civil investigative demands in connection with various pending investigations of insurance industry practices. These inquiries have been issued by a number of attorneys general, state and federal regulatory authorities, and state insurance departments, including the New York Attorney General, the Securities and Exchange Commission, and the United States Attorney for the Southern District of New York. These inquiries seek information concerning underwriting practices and non-traditional or loss mitigation insurance products, often referred to as “finite risk reinsurance”. ACE is cooperating and will continue to cooperate with such inquiries.

Independent investigation, internal review, and related findings

The independent investigation of ACE’s purchase and sale of finite risk contracts, which has been conducted concurrently by three outside law firms under the direction of the Audit Committee of ACE’s Board of Directors, is essentially complete. Based on an assessment of contracts purchased, sold, and entered into among ACE subsidiaries and affiliates, more than 100 contracts identified as finite risk insurance or reinsurance were subject to review during the investigation. In addition, ACE’s management reviewed these and other transactions as part of its own internal review of finite risk contracts. The independent investigation encompassed all business units of ACE, thousands of files, e-mails and interviews with current and former employees of ACE. The Audit Committee and its independent investigation team believe that the scope and process of its internal review has been sufficient to determine whether finite risk contracts purchased or sold by ACE were improperly accounted for as insurance, rather than as deposits. As a result of the findings of the independent investigation and ACE’s internal review, and in consultation with its independent auditors, PricewaterhouseCoopers LLP (“PwC” or “independent auditors”), ACE has concluded that the accounting for certain transactions was incorrect and the financial statements need to be restated. The nature and effects of this restatement are described below. The investigation has not identified any instances of inappropriate conduct by current senior management of the Company or by members of the Board of Directors. ACE will determine the remedial action that should be taken with respect to any inappropriate conduct identified within the lower levels of management.

Restatement

On July 18, 2005, ACE’s Board of Directors approved management’s recommendation to correct its accounting for eight contracts pursuant to the conclusions of the independent investigation and internal review. The eight contracts consist of three reinsurance contracts purchased by ACE or a predecessor organization, three contracts sold by ACE, and two intercompany transactions. Of these, management determined that seven did not meet applicable risk transfer requirements and should have been recorded as deposits. Each of these eight contracts originated prior to 2002. Some of these contracts involved written or oral agreements, understandings or discussions pertaining to risk expectations that were inappropriately not factored into the accounting treatment at the time of origination. In certain instances, agreements of this sort reduced or eliminated the anticipated risk transfer upon which the original accounting was based and resulted in the need for correction and the restatement of prior years financial statements. Only two of such contracts were in force at December 31, 2004.

In addition to the eight contracts identified in the investigation, the Company has corrected the accounting for certain deferred compensation plans as well as certain unrelated, previously known errors, which were considered immaterial to require a restatement, but had been corrected in the periods identified.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

Pursuant to these corrections, the Company has restated its previously reported financial statements as of and for the years ended December 31, 2004, 2003, 2002, 2001, and 2000, as well as each of the quarters in the years 2004 and 2003. Consequently, ACE’s previously issued financial statements for these periods should no longer be relied upon. The aggregate net effect of these corrections on net income previously reported is:

Increase (Decrease)
(in millions of U.S. dollars)
December 31,
2004	$14
2003	$65
2002	$23
2001	$(34)
2000	$(26)

For the quarterly results see Note 21.

Other comprehensive income was adjusted for the impact of cumulative translation adjustments associated with other accumulated corrections and for unrealized gains (losses) on the consolidation of a trust in accordance with FIN 46 (R), “Consolidation of Variable Interest Entities” (“FIN 46R), as described below. Additional paid in capital was adjusted for corrections related to the deferred compensation plans.

The effect of the restatement on shareholders’ equity is as follows:

	For the years ended
(in thousands of U.S. dollars)	2004	2003	2002	2001	2000
Shareholders’ equity as reported	$9,835,812	$8,834,796	$6,388,686	$6,106,707	$5,420,211
Restatement adjustments:
Net income (loss)	13,597	65,441	23,333	(34,405)	(25,859)
Additional paid in capital	4,833	853	209	–	–
Net depreciation on investments	(1,359)	–	–	–	–
Minimum pension liability	–	–	(40,000)
Cumulative translation adjustments	(1,291)	(6,351)	(5,792)	149	83
Cumulative effect of restatement	(6,200)	(71,641)	(94,974)	(60,569)	(34,710)
Shareholders’ equity restated	$9,845,392	$8,823,098	$6,271,462	$6,011,882	$5,359,725

Description of Adjustments

A description of the accounting adjustments included in the restatement is as follows:

In the ordinary course of business, ACE purchases, or cedes, and sells, or assumes, P&C reinsurance protection. For both ceded and assumed reinsurance, risk transfer requirements as per Statement of Financial Accounting Standards Number 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts,” (“FAS 113”) must be met in order to obtain reinsurance accounting, principally resulting in the recognition of cash flows under the contract as premium and losses. If risk transfer requirements are not met, the contract is accounted for using the deposit method, typically resulting in the recognition of cash flows under the contract through a deposit asset or liability and interest income or expense. To meet risk transfer requirements, a reinsurance contract must include both insurance risk, consisting of underwriting and timing risk, and a reasonable possibility of a significant loss for the assuming entity. ACE also applies similar risk transfer requirements to determine whether certain commercial insurance contracts sold should be accounted for as insurance or a deposit. Based on the findings of the investigation and our internal review, the contracts that were restated due to insufficient risk transfer are as follows:

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

Reinsurance Contracts Purchased.

Management has concluded that three ceded reinsurance contracts historically accounted for as reinsurance did not transfer sufficient risk at their inception. The change from reinsurance to deposit accounting for these contracts had the most significant effect on our historical financial statements relative to other corrections, comprising the majority of the change in yearly or quarterly net income related to the restatement. The aggregate net effect of these corrections on net income previously reported is:

Increase (Decrease)
(in millions of U.S. dollars)
December 31,
2004	$6.7
2003	$76.3
2002	$13.9
2001	$(32.1)
2000	$(26.9)

A description of each contract and the reasons for restatement are as follows:

A Multi-Year Aggregate Excess of Loss Reinsurance Contract purchased in 1997 by a company acquired by ACE in 1999 was found to have side arrangements with each of three reinsurers that indicated the contract was not intended to transfer risk over its term. It appears these side arrangements were not properly accounted for by ACE at the time of the acquisition in its application of purchase accounting. The original contract covered seven calendar years 1997 through 2003 but was amended in connection with ACE’s purchase of the acquired company in 1999 to terminate coverage for years 2000 to 2003. Given the existence of the side arrangements and a reassessment of risk transfer in light of these arrangements, current management has concluded the contract has not transferred risk since the date of acquisition. Four subsidiaries of ACE USA are parties to this contract, which is still in force. Because this restatement affects the accounting for the 1999 purchase, it has resulted in an increase to goodwill of $87 million as of December 31, 2004.

A Multi-Year Aggregate Excess of Loss Reinsurance Contract purchased by a Lloyds’ syndicate in 2000, for which a UK subsidiary of ACE is the principal owner (“Syndicate 2488”) has been found to lack documentation of risk transfer at inception. The contract covered Years of Account 2000 through 2002, was amended in 2002 and 2003, and was commuted in the third and fourth quarters of 2004. As a result of the independent investigation, current management assessed risk transfer and has concluded the contract did not transfer risk at and since its inception.

An adverse development cover originally purchased by a company acquired by ACE in 1998 was amended by ACE in 1999 by a novation agreement, which, among other things, replaced the existing reinsurer with a new reinsurer. This amendment was significant and necessitated a reevaluation of risk transfer at the date of the amendment, which was not performed. Current management has concluded that had such a reassessment been performed in 1999, the contract would not have met risk transfer guidance, since the contract limits had been exhausted at that time and consideration to novate the agreement was principally based on the discounted value of these recoveries. A subsidiary of ACE USA is a party to this contract, which is still in-force.

With respect to the multi-year aggregate excess of loss reinsurance contract purchased in 1997 that remains in-force, premiums had been deposited in a trust, invested in debt securities, for which an ACE affiliate in Bermuda provided an interest rate guarantee. Based on these guarantees, ACE concluded that it had the majority of the risks and rewards of ownership of the trust. Consequently, pursuant to the restatement, ACE has consolidated the trust assets of approximately $138.6 million effective January 1, 2004, the date the Company adopted FIN 46 (R).

Insurance and Reinsurance Contracts Sold. Management has concluded that two insurance contracts sold by a Bermuda subsidiary and one reinsurance contract sold by an ACE USA subsidiary did not assume sufficient risk. These contracts were terminated prior to the restatement and covered periods from 1999 through the first quarter of 2004. With respect to the two Bermuda contracts, one was restated due to the identification of an oral agreement that effectively delayed loss payments under the contract. This delay eliminated timing risk under the contract. With respect to the other Bermuda contract, the original risk transfer analysis was inadequate since it did not fully reflect certain facts about the intent of the parties with regard to the underlying coverage. It appears that for both Bermuda reinsurance contracts referred to above, the oral arrangement and additional facts about the intent of the parties inappropriately were not factored into the original accounting for these contracts at inception; nor does it appear that the oral arrangements and additional facts were disclosed to PwC at the time. With respect to the ACE USA reinsurance contract, current management has

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

determined that there were amendments and additional agreements or discussions entered into subsequent to the original contract that, in substance, should have been accounted for as separate contracts. At their inception, these amendments were incorrectly accounted for as if they were part of the original contract. Current management has assessed risk transfer for these separate contracts and concluded they should have been accounted for using the deposit method. The aggregate net effect of these corrections on net income previously reported is:

Increase (Decrease)
(in millions of U.S. dollars)
December 31,
2004	$0.2
2003	$0.1
2002	$(0.8)
2001	$(0.8)
2000	$2.5

Intercompany Transactions. The independent investigation and management’s internal review identified one intercompany reinsurance transaction that should have been accounted for as a deposit and one intercompany reinsurance transaction in which the financial effects of the contract were not properly eliminated in consolidation. With respect to the former transaction, evidence was found indicating that the expected terms of settlement were inconsistent with an assertion that the counterparties intended to transfer risk. Had such expectations been considered in the risk transfer analysis, the contract would not have passed risk transfer at inception. This contract was in force from the fourth quarter of 2000 through the third quarter of 2002 and affected net income of three of our segments during this period. Pursuant to this agreement, a division of our Overseas General segment and a division of our Global Re segment ceded excess property losses of $45 million (pre-tax) to a Bermuda affiliate that is included in our North American segment. This agreement was properly eliminated in the consolidated financial statements; therefore, the restatement of this contract has no effect on consolidated financial condition, results of operations or cash flows. The risk transfer assessment at inception of this agreement did not properly consider the intent of the parties as it related to expectations regarding commutation of the contract, which would have had an impact on the risk transfer analysis supporting the accounting for segment reporting.

With respect to the contract that was not properly eliminated in consolidation in 2002 and 2003, both ACE subsidiaries that were parties to the agreement were included in our Financial Services segment. Therefore, the correction affected both consolidated earnings and earnings of our Financial Services segment. The aggregate net effect of these corrections on net income previously reported is:

Increase (Decrease)
(in millions of U.S. dollars)
December 31,
2004	$–
2003	$(3.4)
2002	$3.4
2001	$–
2000	$–

Deferred Compensation Plan and other adjustments

The accounting for certain deferred compensation plans has been corrected in connection with the restatement. ACE has revised the original accounting for these plans from that of a fixed plan to a variable plan and have thus recognized compensation expense that had previously not been recognized. In addition, ACE has consolidated certain assets held in trust and classified them as a trading portfolio due to ACE’s intent to match the investment composition to diversification decisions made by the plan participants with respect to ACE’s compensation obligations. Trading account assets of $101 million and $76 million are recorded as a component of “other investments” in the consolidated balance sheet at December 31, 2004 and 2003, respectively.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

Other adjustments were also recorded in connection with the restatement that include miscellaneous immaterial corrections previously made in our financial statements in the quarters they were identified, such as the write-off of certain balance sheet accounts in connection with reconciliations prepared during our internal control remediation efforts in 2004. Through the restatement, ACE is reallocating adjustments made in previous reporting periods to their proper periods. The aggregate net effect of these corrections on net income previously reported is:

Increase (Decrease)
(in millions of U.S. dollars)
December 31,
2004	$6.8
2003	$(7.6)
2002	$6.8
2001	$(1.7)
2000	$(1.2)

The effect of the restatement on the Consolidated Financial Statements is included in the tables below.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

Consolidated Balance Sheets

December 31, 2004 and 2003 (in thousands of U.S. dollars)	2004 (As Reported)	2004 (Restated)	2003 (As Reported)	2003 (Restated)
Assets
Investments
Fixed maturities, at fair value	$22,740,711	$22,890,866	$19,311,630	$19,311,630
Equity securities, at fair value	1,265,588	1,265,588	562,077	562,077
Short-term investments, at fair value	2,140,035	2,163,176	2,228,820	2,237,491
Other investments	504,233	605,731	368,208	444,087
Total investments	26,650,567	26,925,361	22,470,735	22,555,285
Cash	533,995	497,896	561,650	558,944
Securities lending collateral	1,059,135	1,059,135	698,587	698,587
Accrued investment income	307,541	309,356	258,379	258,361
Insurance and reinsurance balances receivable	3,272,490	3,255,065	2,836,616	2,823,202
Accounts and notes receivable	195,710	195,710	191,519	190,122
Reinsurance recoverable	15,253,896	14,882,219	14,080,716	13,297,413
Deferred policy acquisition costs	944,456	944,456	1,004,753	1,004,753
Prepaid reinsurance premiums	1,319,574	1,355,306	1,372,568	1,232,764
Funds withheld	340,082	339,122	255,587	256,423
Value of reinsurance business assumed	273,140	273,140	346,365	346,365
Goodwill	2,612,449	2,699,449	2,710,830	2,797,830
Deferred tax assets	1,161,224	1,173,416	1,089,805	1,115,854
Investments in partially-owned insurance companies	796,356	795,652	276,877	276,877
Other assets	1,621,821	1,477,694	1,397,806	1,904,626
Total assets	$56,342,436	$56,182,977	$49,552,793	$49,317,406
Liabilities
Unpaid losses and loss expenses	$31,512,621	$31,483,431	$27,154,838	$27,082,548
Unearned premiums	5,922,968	5,982,897	6,050,788	5,852,664
Future policy benefits for life and annuity contracts	509,005	509,005	491,837	491,837
Funds withheld	143,353	141,177	208,728	208,396
Insurance and reinsurance balances payable	2,308,098	2,336,657	1,902,622	1,911,159
Deposit liabilities	343,487	343,487	212,335	212,577
Securities lending collateral	1,059,135	1,059,135	698,587	698,587
Payable for securities purchased	717,102	507,054	369,105	369,105
Accounts payable, accrued expenses and other liabilities	1,523,521	1,507,408	1,206,046	1,244,324
Dividends payable	59,739	59,739	53,182	53,182
Short-term debt	146,295	146,295	545,727	545,727
Long-term debt	1,848,927	1,848,927	1,349,202	1,349,202
Trust preferred securities	412,373	412,373	475,000	475,000
Total liabilities	46,506,624	46,337,585	40,717,997	40,494,308
Commitments and contingencies
Shareholders’ equity
Preferred Shares	2,300	2,300	2,300	2,300
Ordinary Shares	11,853	11,853	11,662	11,662
Additional paid-in capital	4,899,895	4,904,728	4,765,355	4,766,208
Unearned stock grant compensation	(56,836)	(56,836)	(44,912)	(44,912)
Retained earnings	4,242,174	4,249,571	3,380,619	3,374,419
Deferred compensation obligation	11,829	11,829	16,687	16,687
Accumulated other comprehensive income	736,426	733,776	719,772	713,421
Ordinary Shares issued to employee trust	(11,829)	(11,829)	(16,687)	(16,687)
Total shareholders’ equity	9,835,812	9,845,392	8,834,796	8,823,098
Total liabilities and shareholders’ equity	$56,342,436	$56,182,977	$49,552,793	$49,317,406

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

Consolidated Statements of Operations

For the years ended December 31, 2004, 2003 and 2002 (in thousands of U.S. dollars, except per share data)	2004 (As Reported)	2004 (Restated)	2003 (As Reported)	2003 (Restated)	2002 (As Reported)	2002 (Restated)
Revenues
Gross premiums written	$16,097,732	$16,094,256	$14,636,917	$14,630,358	$12,818,971	$12,785,171
Reinsurance premiums ceded	(4,569,386)	(4,597,877)	(4,421,909)	(4,362,547)	(4,750,673)	(4,625,509)
Net premiums written	11,528,346	11,496,379	10,215,008	10,267,811	8,068,298	8,159,662
Change in unearned premiums	(391,872)	(386,173)	(612,625)	(540,749)	(1,237,794)	(1,255,024)
Net premiums earned	11,136,474	11,110,206	9,602,383	9,727,062	6,830,504	6,904,638
Net investment income	1,000,809	1,013,331	862,341	900,542	802,141	812,094
Net realized gains (losses)	194,842	197,096	252,280	265,511	(489,089)	(489,089)
Total revenues	12,332,125	12,320,633	10,717,004	10,893,115	7,143,556	7,227,643
Expenses
Losses and loss expenses	7,714,134	7,693,434	6,117,402	6,167,278	4,906,510	4,973,938
Life and annuity benefits	172,113	172,113	181,077	181,077	158,118	158,118
Policy acquisition costs	1,558,227	1,565,227	1,356,938	1,349,938	960,688	960,688
Administrative expenses	1,287,599	1,264,737	1,161,071	1,189,701	943,333	917,692
Interest expense	182,984	182,984	177,425	177,425	193,494	193,494
Other (income) expense	2,296	3,009	27,262	34,066	20,552	35,373
Total expenses	10,917,353	10,881,504	9,021,175	9,099,485	7,182,695	7,239,303
Income (loss) before income tax	1,414,772	1,439,129	1,695,829	1,793,630	(39,139)	(11,660)
Income tax expense (benefit)	275,683	286,443	278,347	310,707	(115,688)	(111,542)
Net income	$1,139,089	$1,152,686	$1,417,482	$1,482,923	$76,549	$99,882
Basic earnings per share	$3.90	$3.95	$5.10	$5.35	$0.19	$0.28
Diluted earnings per share	$3.83	$3.88	$5.01	$5.25	$0.19	$0.27

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

Consolidated Statements of Cash Flows

For the years ended December 31, 2004, 2003 and 2002 (in thousands of U.S. dollars)	2004 (As Reported)	2004 (Restated)	2003 (As Reported)	2003 (Restated)	2002 (As Reported)	2002 (Restated)
Net cash flows from operating activities	$4,953,338	$4,938,589	$4,184,057	$4,285,507	$2,407,197	$2,526,270
Net cash flows used for investing activities	(4,801,851)	(4,865,965)	(4,721,477)	(4,803,801)	(1,941,603)	(2,055,245)
Net cash flows (used for) from financing activities	(154,803)	(154,803)	395,206	395,206	(491,411)	(491,411)
Effect of foreign currency rate changes on cash and cash equivalents	(24,339)	21,131	40,509	21,383	17,791	12,360
Net decrease in cash	$(27,655)	$(61,048)	$(101,705)	$(101,705)	$(8,026)	$(8,026)
Cash – beginning of year	561,650	558,944	663,355	660,649	671,381	668,675
Cash – end of year	$533,995	$497,896	$561,650	$558,944	$663,355	$660,649

The cash flows were adjusted to reflect the consolidation of the trust described above and other miscellaneous corrections.

The statutory impacts of the restatement will be reflected in the statutory financial statements as of and for the three months ended September 30, 2005, in accordance with Statement of Statutory Accounting Principles No. 3, Accounting Changes and Corrections of Errors. The impact to statutory capital and surplus as of June 30, 2005 related to these items on the US-based regulated entities will result in a decrease of approximately $44 million which is approximately 2 % of the ACE USA combined statutory surplus as of December 31, 2004.

As of December 31, 2004, ACE was in compliance with all debt covenants after considering the impact of the restatement.

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

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

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

5. Investments

a) Fixed maturities

The fair values and amortized costs of fixed maturities at December 31, 2004 and 2003 are as follows:

	2004 (Restated)		2003
(in thousands of U.S. dollars)	Fair Value	Amortized Cost	Fair Value	Amortized Cost
U.S. Treasury and agency	$3,097,615	$3,074,961	$3,181,733	$3,106,546
Foreign	5,376,210	5,249,580	3,870,372	3,786,071
Corporate securities	8,810,106	8,546,073	6,920,465	6,551,821
Mortgage-backed securities	5,041,188	5,017,598	3,894,026	3,854,526
States, municipalities and political subdivisions	565,747	534,106	1,445,034	1,347,687
	$22,890,866	$22,422,318	$19,311,630	$18,646,651

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

The gross unrealized appreciation (depreciation) related to fixed maturities at December 31, 2004 and 2003 is as follows:

	2004 (Restated)		2003
(in thousands of U.S. dollars)	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Gross Unrealized Appreciation	Gross Unrealized Depreciation
U.S. Treasury and agency	$33,625	$(10,971)	$81,104	$(5,917)
Foreign	132,994	(6,364)	91,425	(7,125)
Corporate securities	292,400	(28,367)	383,530	(14,886)
Mortgage-backed securities	41,877	(18,287)	54,810	(15,309)
States, municipalities and political subdivisions	32,079	(438)	103,426	(6,079)
	$532,975	$(64,427)	$714,295	$(49,316)

Mortgage-backed securities issued by U.S. government agencies are combined with all other mortgage derivatives held (see note 9(a) (iii)) and are included in the category, “mortgage-backed securities”. Approximately 66 percent of the total mortgage holdings at December 31, 2004, and 75 percent at December 31, 2003, are represented by investments in U.S. government agency bonds. The remainder of the mortgage exposure consists of collateralized mortgage obligations and non-government mortgage-backed securities, the majority of which provide a planned structure for principal and interest payments and carry a rating of AAA by the major credit rating agencies. Fixed maturities at December 31, 2004, by contractual maturity, are shown below. Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties. The Company also invests in interest rate swaps to manage the duration of the fixed maturity portfolio. The average duration, including the effect of the interest rate swaps, was 3.4 years at December 31, 2004 and at December 31, 2003.

(in thousands of U.S. dollars) (Restated)	Fair Value (Restated)	Amortized Cost (Restated)
Maturity period
Less than 1 year	$1,127,711	$1,118,595
1 – 5 years	8,605,560	8,486,196
5 – 10 years	6,334,627	6,087,767
Greater than 10 years	1,781,780	1,712,162
	17,849,678	17,404,720
Mortgage-backed securities	5,041,188	5,017,598
Total fixed maturities	$22,890,866	$22,422,318

b) Equity securities

The gross unrealized appreciation (depreciation) on equity securities at December 31, 2004 and 2003 is as follows:

(in thousands of U.S. dollars)	2004	2003
Equity securities–cost	$1,060,671	$411,151
Gross unrealized appreciation	212,510	153,622
Gross unrealized depreciation	(7,593)	(2,696)
Equity securities–fair value	$1,265,588	$562,077

c) Investments in partially-owned insurance companies

Investments in partially-owned insurance companies at December 31, 2004 and 2003 is comprised of the following:

Company	2004 Fair Value (Restated)	2003 Fair Value	Ownership Percentage
Sovereign Risk Insurance Limited	$1,291	$2,495	50.0%
Freisenbruch Meyer	6,358	5,586	40.0%
Intrepid Re Holdings Limited	78,690	93,537	38.5%
Assured Guaranty	529,614	–	34.7%
Huatai Insurance Company	147,497	146,338	22.1%
Rain and Hail Insurance Services, Inc.	32,202	28,921	20.6%
Total	$795,652	$276,877

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

The Company’s 26 million common shares in Assured Guaranty are not registered or publicly traded. Using a quoted market price, the Company’s investment in Assured Guaranty was $511 million at December 31, 2004.

d) Other investments

Other investments for which the Company cannot exercise significant influences are carried at fair value. Partially-owned investment companies for which the Company has significant influence over are carried under the equity method of accounting. Trading securities are carried at fair value. At December 31, 2004, trading securities included $57 million of life insurance policy value, $36 million of equity securities, and $8 million of fixed maturities, compared with $39 million, $31 million and $6 million at December 31, 2003. Other investments at December 31, 2004 and 2003 are as follows:

	2004 (Restated)		2003 (Restated)
(in thousands of U.S. dollars)	Fair Value	Cost	Fair Value	Cost
Other investments	$438,674	$385,707	$328,290	$293,235
Partially-owned investment companies	65,559	63,870	39,918	39,918
Trading securities	101,498	101,498	75,879	75,879
Total	$605,731	$551,075	$444,087	$409,032

e) Gross unrealized loss

The following table summarizes, for all securities in an unrealized loss position at December 31, 2004 (including securities on loan), the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position.

	0 - 12 Months		Over 12 Months		Total
(in thousands of U.S. dollars) (Restated)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. Treasury and agency	$1,568,577	$(10,971)	$–	$–	$1,568,577	$(10,971)
Foreign	848,719	(6,364)	–	–	848,719	(6,364)
Corporate securities	2,712,340	(28,367)	–	–	2,712,340	(28,367)
Mortgage-backed securities	2,480,086	(18,287)	–	–	2,480,086	(18,287)
States, municipalities and political subdivisions	44,455	(438)	–	–	44,455	(438)
Total fixed maturities	7,654,177	(64,427)	–	–	7,654,177	(64,427)
Equities	267,045	(7,593)	–	–	267,045	(7,593)
Other investments	–	–	–	–	–	–
Total	$7,921,222	$(72,020)	$–	$–	$7,921,222	$(72,020)

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

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

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

•a significant economic event has occurred that is expected to adversely affect an industry for which the fund has significant exposure to; and

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

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

f) Net realized gains (losses) and change in net unrealized appreciation (depreciation) on investments

The analysis of net realized gains (losses) and the change in net unrealized appreciation (depreciation) on investments for the years ended December 31, 2004, 2003 and 2002 is as follows:

(in thousands of U.S. dollars)	2004 (Restated)	2003 (Restated)	2002
Fixed maturities
Gross realized gains	$206,916	$199,669	$179,911
Gross realized losses	(75,458)	(70,912)	(136,600)
Other than temporary impairments	(18,473)	(28,787)	(101,075)
	112,985	99,970	(57,764)
Equity securities
Gross realized gains	102,848	42,441	22,832
Gross realized losses	(10,390)	(20,593)	(27,340)
Other than temporary impairments	(8,785)	(63,302)	(152,728)
	83,673	(41,454)	(157,236)
Other investments	(8,489)	4,807	1,964
Write-down of other investments	(12,242)	(29,373)	(14,067)
Currency gains (losses)	1,698	20,892	3,324
Financial futures and option contracts, interest rate swaps and spread lock swaps	32,415	34,164	(188,031)
Fair value adjustment on derivatives	(12,944)	176,505	(77,279)
Net realized gains (losses)	197,096	265,511	(489,089)
Change in net unrealized appreciation (depreciation) on investments
Fixed maturities	(196,431)	22,020	437,238
Equity securities	53,991	188,717	10,671
Short-term investments	(208)	–	–
Investments in partially-owned insurance companies	33,208	(420)	2,439
Other investments	19,601	12,996	5,933
Change in deferred income taxes	39,389	(15,457)	(116,786)
Change in net unrealized appreciation (depreciation) on investments	(50,450)	207,856	339,495
Total net realized gains (losses) and change in net unrealized appreciation (depreciation) on investments	$146,646	$473,367	$(149,594)

g) Net investment income

Net investment income for the years ended December 31, 2004, 2003 and 2002 was derived from the following sources:

(in thousands of U.S. dollars)	2004 (Restated)	2003 (Restated)	2002 (Restated)
Fixed maturities and short-term investments	$1,026,814	$891,842	$833,436
Equity securities	24,944	13,929	6,778
Other	17,001	45,654	15,261
Gross investment income	1,068,759	951,425	855,475
Investment expenses	(55,428)	(50,883)	(43,381)
Net investment income	$1,013,331	$900,542	$812,094

h) Restricted assets

The Company is required to maintain assets on deposit with various regulatory authorities to support its insurance and reinsurance operations. These requirements are generally promulgated in the statutory regulations of the individual

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

jurisdictions. The assets on deposit are available to settle insurance and reinsurance liabilities. The Company also utilizes trust funds in certain large transactions where the trust funds are set up for the benefit of the ceding companies and generally take the place of Letter of Credit (LOC) requirements. The Company also has investments in segregated portfolios primarily to provide collateral or guarantees for LOCs and debt instruments described in Notes 9 and 10. At December 31, 2004, restricted assets of $5.0 billion are included in fixed maturities. The remaining balance is included in short-term investments, equity securities and cash. The components of the fair value of the restricted assets at December 31, 2004 and 2003 are as follows:

(in thousands of U.S. dollars)	2004 (Restated)	2003
Deposits with U.S. regulatory authorities	$856,819	$907,715
Deposits with non-U.S. regulatory authorities	1,865,862	1,303,060
Assets used for collateral or guarantees	894,612	1,141,334
Trust funds	1,949,734	1,706,444
	$5,567,027	$5,058,553

6. Goodwill

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

(in thousands of U.S. dollars) (Restated)	Insurance – North American	Insurance – Overseas General	Global Reinsurance	Financial Services	ACE Consolidated
Goodwill at beginning of year	$1,173,532	$1,162,617	$364,958	$96,723	$2,797,830
Goodwill impairment loss	(1,658)	–	–	(11,305)	(12,963)
Sale of subsidiary	–	–	–	(85,418)	(85,418)
Goodwill at end of year	$1,171,874	$1,162,617	$364,958	$–	$2,699,449

In 2002, the Company purchased approximately 22 percent of a Chinese insurance company, Huatai Insurance Company (Huatai). The Company accounts for its ownership interest in Huatai under the equity method of accounting. At December 31, 2004, the carrying value for this investment is approximately $147 million, which includes goodwill of approximately $97 million.

7. Unpaid losses and loss expenses

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

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

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

The reconciliation of unpaid losses and loss expenses for the years ended December 31, 2004, 2003 and 2002 is as follows:

(in thousands of U.S. dollars)	2004 (Restated)	2003 (Restated)	2002 (Restated)
Gross unpaid losses and loss expenses at beginning of year	$27,082,548	$24,596,862	$20,940,595
Reinsurance recoverable on unpaid losses	(12,408,306)	(12,609,020)	(10,323,533)
Net unpaid losses and loss expenses at beginning of year	14,674,242	11,987,842	10,617,062
Sale of Assured Guaranty	(374,479)	–	–
Unpaid losses and loss expenses assumed in respect of reinsurance business acquired	–	89,779	202,920
Total	14,299,763	12,077,621	10,819,982

Net losses and loss expenses incurred in respect of losses occurring in:
Current year	7,146,358	5,992,522	4,246,492
Prior year	547,076	174,756	727,446
Total	7,693,434	6,167,278	4,973,938
Net losses and loss expenses paid in respect of losses occurring in:
Current year	2,012,209	1,266,288	1,265,880
Prior year	2,747,301	2,648,241	2,600,553
Total	4,759,510	3,914,529	3,866,433
Foreign currency revaluation and other	283,606	343,872	60,355
Net unpaid losses and loss expenses at end of year	17,517,293	14,674,242	11,987,842
Reinsurance recoverable on unpaid losses	13,966,138	12,408,306	12,609,020
Gross unpaid losses and loss expenses at end of year	$31,483,431	$27,082,548	$24,596,862

Net losses and loss expenses incurred for the year ended December 31, 2004 were $7.7 billion, compared with $6.2 billion and $5.0 billion in 2003 and 2002, respectively. Net losses and loss expenses incurred for 2004, 2003 and 2002 include $547 million, $174 million and $727 million, respectively, of prior period development. In 2004, the Company increased its reserve for asbestos, environmental and other run-off claims by $465 million. The net additions comprised A&E reserve increases of $554 million including the provision for bad debts of $95 million and favorable prior period development of $89 million in other run-off reserves. In 2002, the prior period development included $516 million related to A&E.

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

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

Insurance – North American incurred net adverse prior period development of $654 million in 2004. This includes the A&E and other run-off reserve strengthening, which resulted in a charge of $459 million, including a provision for bad debts. The remaining 2004 net adverse development was $195 million, representing 2.9 percent of the segment’s unpaid loss and loss expense reserves at January 1, 2004. This compares with 2003 net adverse development of $103 million, representing 1.6 percent of the segment’s unpaid loss and loss expense reserves at January 1, 2003. The net adverse development of $195 million in 2004 was the net result of several underlying favorable and adverse movements, the most significant of which were:

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

The 2003 net adverse development was related to casualty lines as adverse development of $74 million was experienced in professional liability, reinsurance of long-term disability and run-off business and $46 million arising from an increase in medical inflation on run-off workers’ compensation affecting accident years 1997-2000. This adverse development was partially offset by $28 million of favorable development on property, excess liability and marine lines of business. Net adverse prior period development of $85 million was incurred in 2002, primarily from run-off business with the remainder being attributed to several lines of business including workers’ compensation, commercial automobile, health care asset management run-off, warranty and financial institutions business.

Insurance – Overseas General incurred $17 million of net favorable prior period development in 2004, including $6 million adverse development relating to A&E reserve strengthening, representing 0.2 percent of the segment’s unpaid loss and loss expense reserves at January 1, 2004. This compares with 2003 net adverse development of $55 million, representing 2.3 percent of the segment’s unpaid loss and loss expense reserves at January 1, 2003. The 2004 development was the net result of several underlying favorable and adverse movements, the most significant of which were:

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

The 2003 net adverse development was driven by $54 million of adverse development on specialty lines, including marine

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

and satellite and also $38 million on casualty lines related to the lengthening of development patterns. This adverse development was partially offset by $47 million of favorable loss experience on short-tail property and fire lines. Net adverse prior period development of $116 million was incurred in 2002, primarily related to casualty and D&O lines for ACE International and aerospace business for ACE Global Markets.

Global Reinsurance experienced $61 million of net favorable prior period development in 2004, representing 6.6 percent of the segment’s unpaid loss and loss expense reserves at January 1, 2004. This compares with 2003 net favorable development of $27 million, representing 5.2 percent of the segment’s unpaid loss and loss expense reserves at January 1, 2003. The 2004 favorable development related primarily to property and other short-tail lines and resulted from a difference between the actual experience and the expected claims emergence used to establish the reserves for accident years 2003 and 2002. The 2003 favorable development related principally to the better than expected claims experience on property and short-tail lines. Net favorable prior period development of $20 million was incurred in 2002, primarily due to lower than expected losses on property catastrophe business.

Financial Services experienced $29 million of net favorable prior period development in 2004, representing 1.0 percent of the segment’s unpaid loss and loss expense reserves at January 1, 2004. This compares with 2003 net adverse development of $43 million, representing 1.7 percent of the segment’s unpaid loss and loss expense reserves at January 1, 2003. The 2004 development was primarily related to $38 million of favorable development in connection with the receipt of ceding company reports updating claims information on large high excess of loss assumed multi-year contract and $14 million arising on a multi-year claims made insurance policy for which it was determined that certain claims previously recognized in 2002 and 2003 would fall below policy attachment points. The favorable development was partially offset by $20 million of adverse development on several contracts following actuarial reviews that concluded with updated loss development patterns. The 2003 adverse development arose principally on the structured finance line of business due to credit deterioration in collateralized debt obligations assumed through reinsurance treaties and, to a lesser extent, an increase in a case reserve on an auto residual value transaction. Net adverse prior period development of $30 million was incurred in 2002, primarily from the ACE Financial Solutions International book, which comprises large, unique transactions, including LPTs.

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

The Company’s exposure to A&E claims principally arises out of liabilities acquired when the Company purchased Westchester Specialty in 1998 and the P&C business of CIGNA in 1999, with the larger exposure contained within the liabilities acquired in the CIGNA transaction. In 1996, prior to the acquisition of the P&C business of CIGNA, the Pennsylvania Insurance Commissioner approved a plan to restructure INA Financial Corporation and its subsidiaries (the “Restructuring”) which included the division of Insurance Company of North America (INA) into two separate corpo -

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

rations: (1) an active insurance company that retained the INA name and continued to write P&C business and (2) an inactive run-off company, now called Century Indemnity Company (Century). As a result of the division, the A&E liabilities of INA were allocated to Century and extinguished, as a matter of Pennsylvania law, as liabilities of INA. As part of the Restructuring, the A&E liabilities of various U.S. affiliates of INA were reinsured to Century, and Century and certain other run-off companies housing A&E liabilities were contributed to Brandywine Holdings Corporation (Brandywine Holdings). As part of the 1999 acquisition of the P&C business of CIGNA, the Company acquired Brandywine Holdings and its various subsidiaries.

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

In January 2005, the Company announced net additions to its A&E and other run-off reserves of $364 million exclusive of the provision for bad debts of $95 million. The net additions comprised A&E reserve increases of $453 million and favorable prior period development of $89 million in other run-off reserves. In addition, ACE Overseas General had gross and net A&E additions of $6 million resulting in a total A&E charge of $459 million for 2004. The Company’s A&E reserves are not discounted and do not reflect any anticipated changes in the legal, social or economic environment, or any benefit from future legislative reforms. Accordingly, the Company’s A&E reserves make no allowance for future state or federal asbestos reforms, such as those currently being contemplated. The majority of the Company’s reserve increase in the fourth quarter of 2004 arose with the strengthening of a core group of major accounts impacted by changes in the asbestos industry landscape. In particular, the estimates of future liability were impacted by the continued negative effect of bankruptcies and an increase in defense costs to litigate cases.

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

Brandywine Run-off Entities

As part of the acquisition of the CIGNA P&C business, NICO provided $2.5 billion of reinsurance protection to Century on all Brandywine loss and loss adjustment expense reserves, and on the A&E reserves of various ACE INA insurance subsidiaries reinsured by Century (in each case, including uncollectible reinsurance). The benefits of this NICO agreement (the “Brandywine NICO Agreement”) flow to the other Brandywine companies and to the ACE INA insurance subsidiaries through reinsurance agreements between those companies and Century. The Brandywine NICO Agreement was exhausted on an incurred basis with the increase in the A&E reserves in the fourth quarter of 2002.

In addition to housing a significant portion of the Company’s A&E exposure, the Brandywine operations include run-off liabilities related to various insurance and reinsurance businesses. The following companies comprise the Company’s Brandywine operations: Century, a Pennsylvania insurer, Century Re, ACE American Re, Brandywine Reinsurance

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

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

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

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

8. Reinsurance

a) Consolidated reinsurance

The Company purchases reinsurance to manage various exposures including catastrophe risks. Although reinsurance agreements contractually obligate the Company’s reinsurers to reimburse it for the agreed-upon portion of its gross paid losses, they do not discharge the primary liability of the Company. The amounts for net premiums written and net premiums earned in the consolidated statements of operations are net of reinsurance. Direct, assumed and ceded premiums for the years ended December 31, 2004, 2003 and 2002 are as follows:

(in thousands of U.S. dollars)	2004 (Restated)	2003 (Restated)	2002 (Restated)
Premiums written
Direct	$13,134,176	$11,429,978	$9,938,173
Assumed	2,960,080	3,200,380	2,846,998
Ceded	(4,597,877)	(4,362,547)	(4,625,509)
Net	$11,496,379	$10,267,811	$8,159,662
Premiums earned
Direct	$12,804,173	$11,245,326	$8,536,374
Assumed	2,707,582	3,006,788	2,492,324
Ceded	(4,401,549)	(4,525,052)	(4,124,060)
Net	$11,110,206	$9,727,062	$6,904,638

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

b) Reinsurance recoverable on ceded reinsurance

The composition of the Company’s reinsurance recoverable at December 31, 2004 and 2003, is as follows:

(in thousands of U.S. dollars)	2004 (Restated)	2003 (Restated)
Reinsurance recoverable on paid losses and loss expenses	$1,209,731	$1,277,119
Bad debt reserve on paid losses and loss expenses	(308,921)	(402,680)
Reinsurance recoverable on future policy benefits	15,271	14,668
Reinsurance recoverable on unpaid losses and loss expenses	14,585,562	12,965,886
Bad debt reserve on unpaid losses and loss expenses	(619,424)	(557,580)
Net reinsurance recoverable	$14,882,219	$13,297,413

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

Following is a breakdown of the Company’s reinsurance recoverable on paid losses at December 31, 2004 and 2003.

	December 31, 2004 (Restated)			December 31, 2003
Category (in millions of U.S. dollars)	Amount	Bad Debt Reserve	% of Total Reserve	Amount	Bad Debt Reserve	% of Total Reserve
General collections	$716	$37	5.2%	$730	$45	6.2%
Other	494	272	55.1%	547	358	65.4%
Total	$1,210	$309	25.5%	$1,277	$403	31.6%

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

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

Breakdown of Reinsurance Recoverable

(in millions of U.S. dollars) (Restated)	December 31 2004	Bad Debt Reserve	% of Gross
Categories
Top 10 reinsurers	$7,989	$121	1.5%
Other reinsurers balances greater than $20 million	3,693	185	5.0
Other reinsurers balances less than $20 million	866	66	7.6
Mandatory pools and government agencies	726	4	0.6
Structured settlements	489	2	0.4
Captives	1,052	1	0.1
Other	995	549	55.1
Total	$15,810	$928	5.9%

Top 10 Reinsurers (net of collateral)

Berkshire Hathaway Insurance Group	HDI Haftpflichtverband Der Deutschen Industrie VAG*
CIGNA	Lloyd’s of London
Electric Insurance Company	Munich Re
Equitas	Swiss Re Group
GE Insurance Solutions	XL Capital Group

*Parent company of Hanover Re

Other Reinsurers Balances Greater Than $20 million (net of collateral)

AGRI General Ins Co.	Dukes Place Holdings	Mitsui Sumitomo Insurance Company Ltd
AIOI Insurance	Endurance Specialty	Overseas Partners Ltd.
Allianz Group	Everest Re Group	Partner Re
Allstate	Fairfax Financial	Platinum Underwriters
American International Group	Federal Crop Insurance Corp	QBE Insurance
Arch Capital	FM Global Group	Renaissance Re Holdings Ltd.
Aspen Insurance Holdings Ltd	Gerling Group	Royal & Sun Alliance Insurance Group
Assicurazioni Generali SPA	Hartford Insurance Group	SCOR Group
AVIVA	Independence Blue Cross (Amerihealth)	Sompo Japan
AXA	ING – Internationale Nederlanden Group	St. Paul Travelers Companies
Chubb Insurance Group	IRB – Brasil Resseguros S.A.	Toa Reinsurance Company
CNA Insurance Companies	Kemper	Trenwick Group
Converium Group	Korean Reinsurance Company	White Mountains Insurance Group
DaimlerChrysler Insurance Company	Liberty Mutual Insurance Companies	WR Berkley Corp.
Dominion Ins. Co. Ltd	Millea Holdings	Zurich Financial Services Group

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

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

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

9. Commitments, contingencies and guarantees

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

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

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

e) Letters of credit

In September 2004, the Company entered into an $850 million unsecured operational LOC facility and a $500 million secured operational LOC facility, both expiring in September 2007. These facilities replaced four LOC facilities permitting up to $1.4 billion of LOCs. Upon the effectiveness of the new LOC facilities, all outstanding LOCs issued under the replaced facilities were deemed to have been issued under the unsecured LOC facility and the replaced facilities terminated. On July 1, 2005, the Company replaced both of these letter of credit facilities with two new letter of credit facilities permitting up to $1.5 billion, expiring in July 2010.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

In November 2004, to fulfill the requirements of Lloyd’s for open years of account, the Company renewed a syndicated uncollateralized, five-year LOC facility in the amount of £380 million (approximately $732 million). During the quarter ended June 30, 2005, the Company reduced this facility from £380 million to £284 million. This LOC facility requires that the Company and/or certain of its subsidiaries continue to maintain certain covenants, including a minimum consolidated net worth covenant and a maximum leverage covenant, which have been met at December 31, 2004.

In January 2005, the Company cancelled a $100 million letter of credit facility with Barclays Bank, which was used for general corporate purposes. Usage under this facility has been incorporated into other existing letter of credit facilities.

f) Legal proceedings

(i) Claims and Other Litigation

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

ACE has been conducting its own investigation that encompassed the subjects raised by the NYAG, the other state attorneys general and the SEC. The investigation has been conducted by a team from the firm of Debevoise & Plimpton LLP. The team is headed by former United States Attorney Mary Jo White and has operated under the direction of the Audit Committee of the Board of Directors. The Audit Committee of the Board of Directors has retained Cleary Gottlieb Steen & Hamilton, special outside counsel, to advise it in connection with these matters. ACE has terminated three employees, one of whom has pleaded guilty to a misdemeanor, and has suspended two other employees as a result of the internal investigation. ACE’s internal investigations pertaining to underwriting practices and non-traditional or loss mitigation insurance products are essentially complete.

(iii) Business practice-related litigation

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

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

ACE, ACE INA Holdings, Inc. and ACE USA have been named in the following federal putative nationwide class actions brought by insurance policyholders. Bayou Steel Corporation v. ACE INA Holdings, et al. (Case No. 04 CV 5391 E.D. Pa) (filed November 18, 2004); Eagle Creek, Inc. v. ACE INA Holdings, et al. (Case No. 04 CV 5255; E.D. Pa.) (filed November 10, 2004); Stephen Lewis vs. Marsh & McLennan Companies, Inc., et al. (Case No. 04 CV 7847; N.D. Ill.) (filed December 6, 2004); Opticare Health Systems, Inc. v. Marsh & McLennan Companies, Inc., et al. (Case No. 04 CV 06954; S.D.N.Y.) (filed October 19, 2004); Diane Preuss v. Marsh & McLennan Companies, et al. (Case No. 04 CV 78553; N.D. Ill.) (filed December 6, 2004); Redwood Oil Company v. Marsh & McLennan Companies, Inc. (Case No. 05 C 0390; N.D. Ill.) (filed January 21, 2005, dismissed voluntarily by plaintiff); Shell Vacations LLC v. Marsh & McLennan Companies, Inc. , et al. (Case No. 05 C 0270; N.D. Ill.) (filed January 14, 2005); Edward Macuish v. Marsh & McLennan Companies, Inc., et al. (Case No. 2005 CV 00440; N.D. Ill.) (filed January 25, 2005 and later dismissed); Edward Macuish v. Marsh & McLennan Companies, Inc., et al. (Case No. 2005 CV 00440; D. N.J.) (filed March 21, 2005); David Boros v. Marsh & McLennan Companies, Inc., et al. (Case No. C050543EDL; N.D. Calf.) (filed February 4, 2005), Robert Mulcahy v. Arthur J. Gallagher & Co., et al. (Case No. 2005 CV 01064; D. N.J.) (filed February 23, 2005); Golden Gate Bridge, Highway and Transportation District vs. Marsh & McLennan Companies, Inc., et.al. (Case No. 05-1214, D. N.J.) filed February 23, 2005); The Prococcianti Group vs. Marsh & McLennan Companies, Inc., et. al. (Case No. 05-1368, D. N.J.) (filed March 7, 2005); Palm Tree Computers Systems, Inc. et al. v. ACE USA et al.(Case No. 6:05-cv-418-ACC-JGG)(filed February 16, 2005) (Case originally filed in the Eighteenth Judicial Circuit in and for Seminole County, Florida. AIG and The Hartford removed case. Motion to remand pending); Cellect LLC et al. v. Marsh & McLennan Companies, Inc. et al. (Case No. 05-2255; D. N.J.) (filed April 27, 2005); New England Regional Council of Carpenters et al. v. Marsh & McLennan Companies, Inc. (Case No. 05-2256; D. N.J.) (filed April 27, 2005); Bensley Construction, Inc. et al. v. Marsh & McLennan Companies, Inc. (Case No. 2005-00277; D. Mass.) (filed May 20, 2005) (Case removed from state court. Motion to remand is pending). In each of these cases, the plaintiff has sued a number of other insurance entities in addition to the ACE entities. The Judicial Panel on Multidistrict Litigation (JPML) consolidated these cases, as well as other putative class actions in which no ACE entity is named as a party in the District of New Jersey.

On August 1, 2005, Plaintiffs filed two consolidated amended complaints – one concerning commercial insurance and the other concerning employee benefit plans.

• In the commercial insurance complaint, the plaintiffs named ACE Limited, ACE INA Holdings, Inc., ACE USA, Inc., ACE American Insurance Co., Illinois Union Insurance Co., and Indemnity Insurance Co. of North America. They allege that insurers, including certain ACE entities, and brokers conspired to increase premiums and allocate customers through the use of “B” quotes and contingent commissions. In addition, the complaints allege that the broker defendants received additional income by improperly placing their clients’ business with insurers through related wholesale entities that act as intermediaries between the broker and insurer. Plaintiffs also allege that broker defendants tied the purchase of primary insurance with the placement of such coverage with reinsurance carriers through the broker defendants’ reinsurance broker subsidiaries. In the commercial insurance consolidated complaint, plaintiffs assert the following causes of action against ACE: Federal Racketeer Influenced and Corrupt Organization Act (RICO), federal antitrust law, state antitrust law, aiding and abetting breach of fiduciary duty, and unjust enrichment.

• In the employee benefits complaint, the plaintiffs named ACE Limited, ACE USA, and Insurance Company of North America. They allege that insurers, including certain ACE entities, and brokers conspired to increase premiums and allocate customers through the use of “B” quotes and contingent commissions. In addition, the complaints allege that the broker defendants received additional income by improperly placing their clients’ business with insurers through related wholesale entities that act as intermediaries between the broker and insurer. Plaintiffs also allege that defendants improperly charged communication fees, which plaintiffs claim are also known as “enrollment fees” or “service/administrative fees”. Plaintiffs also allege that insurers transferred their insureds’ business, with who they had direct contracts with and no broker involvement, to insurance brokers in exchange for the insurance brokers steering additional business to the insurers. Plaintiffs also allege that broker defendants tied the purchase of primary insurance with the placement of such coverage with reinsurance carriers through the broker defendants’ reinsurance broker subsidiaries. In the employee benefits consolidated complaint, plaintiffs assert the following causes of action against ACE: Federal Racketeer Influenced and Corrupt Organization Act (RICO), federal antitrust law, state antitrust law, Employee Retirement Income Security Act (ERISA), aiding and abetting breach of fiduciary duty, and unjust enrichment.

In both cases, the plaintiffs have sought unspecified compensatory damages and reimbursement of expenses, including legal fees.

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

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

also assert a conspiracy cause of action and seek an injunction. Plaintiffs have sought unspecified compensatory damages and reimbursement of expenses, including legal fees.

ACE American Insurance Co., an ACE subsidiary, has been named in a state court lawsuit in Florida: Office Depot, Inc. v. Marsh & McLennan Companies, Inc. et al. (Case No. 502005CA004396; Circuit Court of the 15th Judicial Circuit in Palm Beach County Florida) (filed June 22, 2005). The allegations are similar to the allegations in the federal class actions identified above. Plaintiffs assert the following causes of action against ACE American Insurance Co.: conspiracy and concerted action to aid and abet Marsh’s breaches of fiduciary duties, conspiracy and concerted action to aid and abet Marsh’s fraud, antitrust violation under Florida law, deceptive and unfair trade practices, unjust enrichment, civil RICO under Florida law, commercial bribery, and punitive damages. Plaintiff has sought unspecified compensatory damages and reimbursement of expenses, including legal fees.

ACE has been named in the following four putative securities class action suits: John Mahaney, Jr. v. ACE Limited, et al. (Case No. 04 CV 07696; S.D.N.Y) (filed October 18, 2004); Steven Burda v. ACE Limited, et al.; (Case No. 04 CV 833; S.D.N.Y.) (filed October 21, 2004); Thomas E. Barton v. ACE Limited, et al.; (Case No. 04 CV 8683; S.D.N.Y.) (filed November 1, 2004); and Friends of Ariel Center for Policy Research v. ACE Limited, et al. (Case No. 04 CV 04907; E.D. Pa.) (filed October 19, 2004). Evan G. Greenberg, ACE’s President and Chief Executive Officer, Brian Duperreault, ACE’s Chairman and former Chief Executive Officer, and Philip V. Bancroft, ACE’s Chief Financial Officer were also named as defendants in each of these suits. In addition, Dominic J. Frederico, ACE’s former Vice Chairman and former President and Chief Operating Officer, and Christopher Z. Marshall, ACE’s former Chief Financial Officer, were named as defendants in the Burda action. On January 3, 2005, the Burda and Barton actions were consolidated for all purposes into the Mahaney action. In December 2004, the defendants filed a motion with the JPML seeking consolidation of the cases for pretrial purposes in the Eastern District of Pennsylvania. The JPML granted that motion, consolidating the four cases in the Eastern District of Pennsylvania. The lead plaintiff has not been chosen in the consolidated proceeding. Nor has a consolidated complaint been filed. In the four complaints, the plaintiffs assert claims solely under Section 10(b) of the Securities Exchange Act of 1934 (the Exchange Act), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act (control person liability). The plaintiffs allege that ACE’s public statements and securities filings should have revealed that insurers, including certain ACE entities and brokers conspired to increase premiums and allocate customers through the use of “B” quotes and contingent commissions and that ACE’s revenue and earnings were inflated by premiums which it may have to forfeit by fines or judgments.

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

ACE Limited and Evan Greenberg, as a former officer and director of AIG, have been named in In re American International Group, Inc. (AIG) Derivative Litigation, which is a shareholder derivative action brought by AIG’s shareholders. The allegations against ACE concern the alleged bid rigging and contingent commission scheme as similarly alleged in the federal policyholder cases. Plaintiffs assert the following causes of action against ACE: breach of fiduciary duty and aiding and abetting breaches of fiduciary duties.

All of these suits merely seek compensatory damages without specifying an amount. As a result, ACE cannot at this time estimate its potential costs related to these legal matters and accordingly no liability for compensatory damages has been established in the consolidated financial statements. However, in the year ended December 31, 2004, ACE has recorded expenses for legal fees of $11.5 million in connection with these matters. Additionally, as of June 30, 2005, ACE has paid and accrued over $44 million in legal related fees since the investigation began.

g) Lease commitments

The Company and its subsidiaries lease office space in the countries in which they operate under operating leases which expire at various dates through January 2018. The Company renews and enters into new leases in the ordinary course of business as required.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

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

h) Acquisition of business entities

Pursuant to the restructuring order that created Brandywine, the active ACE INA insurance subsidiaries are obligated to provide reinsurance coverage to Century Indemnity in the amount of $800 million under an aggregate excess of loss reinsurance agreement if the capital and surplus of Century Indemnity falls below $25 million or if Century Indemnity lacks liquid assets with which to pay claims as they become due. (See Note 7 for additional disclosure.)

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

10. Debt

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

a) Short-term debt

The Company has commercial paper programs that use revolving credit facilities as back-up facilities and provide for up to $2.8 billion in commercial paper issuance (subject to the availability of back-up facilities, which currently total $600 million as outlined in Note 9) for ACE and for ACE INA. During the quarter ended June 30, 2005, the Company reduced the commercial paper programs at ACE and ACE INA from $2.8 billion to $1.2 billion, to reflect the level of back-up facilities available. For the years ended December 31, 2004 and 2003, commercial paper rates averaged 1.5 percent and 1.4 percent, respectively.

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

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

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

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

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

11. Preferred shares

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

12. Shareholders’ equity

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

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

In 2004, under the terms of the Company’s long-term incentive plans, 1,619,761 restricted Ordinary Shares were issued to officers and directors of the Company and 828,777 Ordinary Shares were cancelled. In 2003, the Company issued 11,814,274 Ordinary Shares, in satisfaction of the purchase contracts underlying its FELINE PRIDES. In addition, 1,726,407 restricted Ordinary Shares of the Company were issued and 827,538 were cancelled in connection with the Company’s long-term incentive plans in 2003. In 2002, 887,000 restricted Ordinary Shares of the Company were issued and 554,453 were cancelled in connection with the Company’s long-term incentive plans.

Ordinary Shares issued to employee trust are the shares issued by the Company to a rabbi trust for deferred compensation obligations (see Note 13(e)).

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

13. Employee benefit plans

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

Defined contribution plans (including 401(k))

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

Defined benefit plans

The Company maintains non-contributory defined benefit plans that cover certain foreign employees, principally located in Europe and Asia. The Company does not provide any such plans to U.S. based employees. Benefits under these plans are based on employees’ years of service and compensation during final years of service. All underlying defined benefit plans are subject to periodic actuarial valuation by qualified local actuarial firms. The Company funds the plans at the amount required by local tax and legal requirements for sponsoring a defined benefit retirement plan. The accumulated benefit obligation is compared to plan assets, both as defined in FAS No. 87, “Employers’ Accounting for Pensions”, and any resulting deficiency is recorded as an additional minimum liability.

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

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

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

b) Options and stock appreciation rights

During 2004, the Company established the ACE Limited 2004 Long-Term Incentive Plan (the “Plan”). Once the Plan was approved by stockholders, it became effective February 25, 2004. It will continue in effect until terminated by the Board. This plan replaces the existing ACE Limited 1995 Long-Term Incentive Plan, the ACE Limited 1995 Outside Directors Plan, the ACE Limited 1998 Long-Term Incentive Plan, and the ACE Limited 1999 Replacement Long-Term Incentive Plan except as to outstanding awards. The Plan includes stock options, stock appreciation rights, restricted stock awards and stock

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

purchase programs. At December 31, 2004, there were 15.7 million Ordinary Shares of the Company available for award under the Plan. Stock options granted under the Plan or any of the plans that it replaced may be exercised for Ordinary Shares of the Company upon vesting. Under these incentive plans, generally, options expire ten years after the award date and vest in equal portions over three years.

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

Consistent with APB 25, for the years ended December 31, 2004, 2003, and 2002, the Company has not recognized expense related to its employee stock options. There were no stock appreciation rights granted in 2004, 2003 or 2002. Refer to Note 2(q) for a description of the new accounting pronouncement that will change the Company’s accounting for employee stock options and stock appreciation rights effective January 1, 2006.

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

Consistent with APB 25, for the years ended December 31, 2004, 2003, and 2002, the Company has not recognized expense related to its employee stock purchase plan. Refer to Note 2(q) for a description of the new accounting pronouncement that will change the Company’s accounting for the employee stock purchase plan effective January 1, 2006.

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

e) Deferred compensation obligation

The Company maintains rabbi trusts for deferred compensation plans principally for employees and former directors. The shares issued by the Company to the rabbi trusts in connection with deferrals of share compensation are classified in shareholders’ equity and accounted for at historical cost in a manner similar to treasury stock. These shares are recorded in ordinary shares issued to employee trust and the obligations are recorded in deferred compensation obligation. Changes in the fair value of the shares underlying the obligations are recorded in accounts payable, accrued expenses and other liabilities and the related expense or income is recorded in administrative expenses.

The rabbi trust also holds other assets, such as fixed maturities, equity securities, and life insurance policies. These assets of the rabbi trust are consolidated with those of the Company and reflected in other investments. Except for life insurance policies which are reflected at cash surrender value, these assets are classified as trading securities and reported at fair value with changes in fair value reflected in net investment income. Refer to Note 2e. Except for obligations related to life insurance policies which are reflected at cash surrender value, the related deferred compensation obligation is carried at fair value and reflected in accounts payable, accrued expenses, and other liabilities with changes reflected as a corresponding increase or decrease to administrative expenses.

14. Fair value of financial instruments

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

The following methods and assumptions were used by the Company in estimating the fair value of financial assets and liabilities:

(i)	Fair values of fixed maturities and securities on loan, with active markets are based on quoted market prices. For fixed maturities, and securities on loan, that trade in less active markets, fair values are obtained from independent pricing services. Fair values of fixed maturities are principally a function of current interest rates. Care should be used in evaluating the significance of these estimated market values which can fluctuate based on such factors as interest rates, inflation, monetary policy and general economic conditions.
(ii)	Fair values of equity securities with active markets are based on quoted market prices. For other equity securities, fair values are based on external market valuations.
(iii)	The carrying value of short-term investments, and securities lending collateral, approximates fair value due to the short maturities of these investments.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

(iv)	Fair values for other investments, principally direct investments, investments in investment funds and investments in limited partnerships, are based on the net asset value or financial statements provided by the investment manager.
(v)	Where practical, fair values for short-term debt, long-term debt and trust preferred securities were estimated using discounted cash flow calculations based upon the Company’s incremental borrowing rates for similar types of borrowings with maturities consistent with those remaining for the debt being valued.
(vi)	For investment derivative instruments, including futures, options, interest rate swaps, and spread lock swaps, the Company is generally able to obtain quoted market prices to determine fair value.
(vii)	The fair value of GMIB reinsurance is estimated using an internal valuation model. Inputs to the model include a number of factors such as valuation date yield curve, volatility assumptions, asset class correlations, allocation of investments underlying annuitant account value, and policyholder behavior assumptions. This model and the related assumptions are continuously reevaluated by management and enhanced, as appropriate, based upon improvements in modeling techniques and availability of more timely market information, such as market conditions and demographics of in-force annuities.

The carrying values and fair values of financial instruments at December 31, 2004, were as follows:

	2004 (Restated)
(in millions of U.S. dollars)	Fair Value	Carrying Amount
Financial assets:
Fixed maturities	$22,891	$22,891
Equity securities	1,265	1,265
Short-term investments	2,163	2,163
Other investments	606	606
Financial liabilities:
Securities lending collateral	1,059	1,059
Short-term debt	146	146
Long-term debt	2,035	1,849
Trust preferred securities	499	412
Investment derivative instruments	859	859
Guaranteed minimum income benefits	29	29

15. Other (income) expense

The following table details the components of other (income) expense as reflected in the consolidated statements of operations for the years ended December 31, 2004, 2003 and 2002.

(in thousands of U.S. dollars)	2004 (Restated)	2003 (Restated)	2002 (Restated)
Equity in net income of partially- owned companies	$(41,409)	$(6,030)	$(5,244)
Minority interest expense	22,641	17,650	3,463
Goodwill impairment	12,963	6,029	–
Other	8,814	16,417	37,154
Other (income) expense	$3,009	$34,066	$35,373

In 2004, equity in net income of partially-owned companies includes $45.2 million of income related to Assured Guaranty. Other for 2004 includes compensation expense in connection with the settlement of ACE stock awards held by the employees of Assured Guaranty. Other for 2003 related to charges for commutation of a reinsurance contract. In 2004 and thereafter, these charges are included in Corporate. Included in other for 2002 was $25 million in debt prepayment expense on the ACE INA Subordinated Notes due in 2009.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

16. Earnings per share

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2004, 2003 and 2002.

(in thousands of U.S. dollars, except share and per share data)	2004 (Restated)	2003 (Restated)	2002 (Restated)
Numerator:
Net income	$1,152,686	$1,482,923	$99,882
Dividends on Preferred Shares	(44,972)	(26,236)	–
Dividends on Mezzanine equity	–	(9,773)	(25,662)
Net income available to holders of Ordinary Shares	$1,107,714	$1,446,914	$74,220
Denominator:
Denominator for basic earnings per share:
Weighted average shares outstanding	280,271,225	270,620,114	260,535,836
Dilutive effect of Mezzanine equity	–	–	2,874,870
Effect of other dilutive securities	5,214,247	5,035,855	6,459,317
Denominator for diluted earnings per share: Adjusted weighted average shares outstanding and assumed conversions	285,485,472	275,655,969	269,870,023
Basic earnings per share	$3.95	$5.35	$0.28
Diluted earnings per share	$3.88	$5.25	$0.27

17. Taxation

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

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

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

The income tax provision for the years ended December 31, 2004, 2003 and 2002 is as follows:

(in thousands of U.S. dollars)	2004 (Restated)	2003 (Restated)	2002 (Restated)
Current tax expense	$296,186	$72,297	$29,432
Deferred tax expense (benefit)	(9,743)	238,410	(140,974)
Provision for income taxes	$286,443	$310,707	$(111,542)

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

(in thousands of U.S. dollars)	2004 (Restated)	2003 (Restated)	2002 (Restated)
Expected tax provision at weighted average rate	$253,549	$306,984	$(117,493)
Permanent differences
Tax-exempt interest	(9,868)	(16,018)	(16,917)
Sale of Assured Guaranty	35,011	–	–
Other	(5,546)	3,334	9,166
Goodwill	5,070	2,110	–
Net withholding taxes	8,227	14,297	13,702
Total provision for income taxes	$286,443	$310,707	$(111,542)

The components of the net deferred tax asset as of December 31, 2004 and 2003 are as follows:

(in thousands of U.S. dollars)	2004 (Restated)	2003 (Restated)
Deferred tax assets
Loss reserve discount	$607,354	$544,492
Unearned premium reserve	142,540	114,521
Foreign tax credits	431,437	204,052
Investments	127,078	92,898
Bad debts	171,432	152,619
Net operating loss carry-forward	228,264	412,469
Other, net	72,959	81,703
Total deferred tax assets	1,781,064	1,602,754
Deferred tax liabilities
Deferred policy acquisition costs	131,805	163,199
Unrealized appreciation on investments	135,158	174,547
Unremitted foreign earnings	251,122	52,062
Total deferred tax liabilities	518,085	389,808
Valuation allowance	89,563	97,092
Net deferred tax asset	$1,173,416	$1,115,854

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

The valuation allowance of $89.6 million at December 31, 2004 and $97.1 million at December 31, 2003, reflects management’s assessment, based on available information, that it is more likely than not that a portion of the deferred tax asset will not be realized due to the inability of certain foreign subsidiaries to generate sufficient taxable income or the inability to utilize foreign tax credits. Adjustments to the valuation allowances are made when there is a change in management’s assessment of the amount of deferred tax asset that is realizable. Of the $7.5 million net reduction in the valuation allowance during the year, $10 million relates to the business that transferred from the Company to Assured Guaranty and $2.5 million relates to the change in the excess of tax basis over financial reporting basis of a foreign subsidiary due to currency translation adjustments.

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

In January and May 2005, the United States Treasury issued its guidance on selected provisions of the Act and on July 21, 2005, the Tax Technical Corrections Act of 2005 was introduced (H.R. 3376 and S.1447). Guidance issued to date provides clarification on several technical issues, with the remaining issues addressed in the proposed Technical Corrections Act.

The Company repatriated foreign earnings of approximately $367 million, during the six months ended June 30, 2005, subject to Domestic Reinvestment Plans that would qualify under the Act based on the guidance issued to date. Of the $367 million repatriated foreign earnings to date, approximately $250 million will qualify for preferential tax treatment. The tax benefit associated with these repatriations was $27 million for the six months ended June 30, 2005, and was a result of the reduction of the net deferred tax liability associated with these repatriated earnings, based on guidance issued to date. The tax benefit recorded to date may increase by as much as approximately $7 million if the Tax Technical Corrections Act is passed.

Additional earnings repatriations up to the limitation under the Act of $500 million may be completed through the remainder of 2005. Based on guidance issued to date, the Company is evaluating potential additional repatriations and is not in a position to complete its evaluation or determine the total associated tax impact as a result of the Act. However, based on its analysis to date, it is possible that the Company may ultimately repatriate up to an additional $250 million up to the limitation of qualifying dividends, with an associated tax benefit of up to $44 million. The Company expects to be in a position to finalize its assessment by September 2005.

18. Statutory financial information

The Company’s insurance and reinsurance subsidiaries are subject to insurance laws and regulations in the jurisdictions in which they operate. These regulations include restrictions that limit the amount of dividends or other distributions, such as loans or cash advances, available to shareholders without prior approval of the insurance regulatory authorities. Statutory capital and surplus of the Bermuda subsidiaries was $5.5 billion at December 31, 2004, $3.6 billion at December 31, 2003 and $3.1 billion at December 31, 2002. Statutory net income was $1.5 million, $722 million and $486 million for the years ended December 31, 2004, 2003 and 2002, respectively.

There are no statutory restrictions on the payment of dividends from retained earnings by any of the Bermuda subsidiaries as the minimum statutory capital and surplus requirements are satisfied by the share capital and additional paid-in capital of each of the Bermuda subsidiaries.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

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

Statutory accounting differs from GAAP in the reporting of certain reinsurance contracts, investments, subsidiaries, acquisition expenses, fixed assets, deferred income taxes and certain other items. As permitted by the Restructuring mentioned previously, certain of the Company’s U.S. subsidiaries discount certain asbestos-related and environmental liabilities, which increase statutory surplus by approximately $257 million and $183 million as of December 31, 2004 and 2003, respectively. Combined statutory surplus of the Company’s U.S. subsidiaries was $2.3 billion, $2.6 billion and $2 billion at December 31, 2004, 2003 and 2002, respectively. The combined statutory net income (loss) of these operations was $(30) million, $477 million and $(77) million for the years ended December 31, 2004, 2003 and 2002, respectively. The statutory surplus of the U.S. subsidiaries met regulatory requirements. The amount of dividends that would be available to be paid in 2005 without prior approval from the state insurance departments total $148 million. These numbers include the effect of the restatement and therefore differ from historical statutory filings. For the impact of the restatement on statutory filings, refer to Note 3.

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

19. Information provided in connection with outstanding debt of subsidiaries

The following tables present condensed consolidating financial information at December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002, for ACE Limited (the “Parent Guarantor”) and its “Subsidiary Issuers”. The Subsidiary Issuers are direct or indirect wholly-owned subsidiaries of the Parent Guarantor. At December 31, 2004, the Subsidiary Issuer was ACE INA Holdings, Inc. and at December 31, 2003, the Subsidiary Issuers were ACE INA Holdings, Inc. and ACE Financial Services, Inc. (formerly Capital Re Corporation), parent company of Capital Re LLC. On July 12, 2004, ACE Financial Services, Inc. redeemed all $75 million of its trust preferred securities (see Note 10(h)). Investments in subsidiaries are accounted for by the Parent Guarantor and the Subsidiary Issuers under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings. The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuers.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

Condensed Consolidating Balance Sheet at December 31, 2004

(in thousands of U.S. dollars) (Restated)	ACE Limited (Parent Co.Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	ACE Limited Consolidated
Assets
Investments	$81,919	$14,182,263	$12,661,179	$–	$26,925,361
Cash	6,327	116,323	375,246	–	497,896
Insurance and reinsurance balances receivable	–	2,508,100	746,965	–	3,255,065
Reinsurance recoverable	–	13,779,754	1,102,465	–	14,882,219
Goodwill	–	2,213,408	486,041	–	2,699,449
Investments in subsidiaries	10,509,227	–	–	(10,509,227)	–
Other assets	35,831	5,359,211	2,527,945	–	7,922,987
Total assets	$10,633,304	$38,159,059	$17,899,841	$(10,509,227)	$56,182,977
Liabilities
Unpaid losses and loss expenses	$–	$23,258,462	$8,224,969	$–	$31,483,431
Unearned premiums	–	4,448,329	1,534,568	–	5,982,897
Future policy benefits for life and annuity contracts	–	–	509,005	–	509,005
Due (to) from subsidiaries and affiliates, net	123,689	164,114	(164,114)	(123,689)	–
Short-term debt	–	–	146,295	–	146,295
Long-term debt	499,620	1,099,307	250,000	–	1,848,927
Trust preferred securities	–	412,373	–	–	412,373
Other liabilities	164,603	4,307,899	1,482,155	–	5,954,657
Total liabilities	787,912	33,690,484	11,982,878	(123,689)	46,337,585
Total shareholders’ equity	9,845,392	4,468,575	5,916,963	(10,385,538)	9,845,392
Total liabilities and shareholders’ equity	$10,633,304	$38,159,059	$17,899,841	$(10,509,227)	$56,182,977

(1) Includes all other subsidiaries of ACE Limited and intercompany eliminations.

(2) Includes ACE Limited parent company eliminations.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

Condensed Consolidating Balance Sheet at December 31, 2003

(in thousands of U.S. dollars) (Restated)	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	ACE Financial Services, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	ACE Limited Consolidated
Assets
Investments	$61,788	$10,318,489	$1,184,969	$10,990,039	$–	$22,555,285
Cash	27,260	164,872	23,112	343,700	–	558,944
Insurance and reinsurance balances receivable	–	1,966,725	28,433	828,044	–	2,823,202
Reinsurance recoverable	–	11,775,902	–	1,521,511	–	13,297,413
Goodwill	–	2,213,408	96,723	487,699	–	2,797,830
Investments in subsidiaries	9,056,986	–	152,000	(152,000)	(9,056,986)	–
Due (to) from subsidiaries and affiliates, net	349,617	(17,929)	(46,819)	64,748	(349,617)	–
Other assets	13,540	4,573,376	181,774	2,516,042	–	7,284,732
Total assets	$9,509,191	$30,994,843	$1,620,192	$16,599,783	$(9,406,603)	$49,317,406
Liabilities
Unpaid losses and loss expenses	$–	$18,924,596	$110,259	$8,047,693	$–	$27,082,548
Unearned premiums	–	3,576,476	389,027	1,887,161	–	5,852,664
Future policy benefits for life and annuity contracts	–	–	–	491,837	–	491,837
Short-term debt	–	545,727	–	–	–	545,727
Long-term debt	499,451	599,751	–	250,000	–	1,349,202
Trust preferred securities	–	400,000	75,000	–	–	475,000
Other liabilities	186,642	3,255,345	128,109	1,127,234	–	4,697,330
Total liabilities	686,093	27,301,895	702,395	11,803,925	–	40,494,308
Total shareholders’ equity	8,823,098	3,692,948	917,797	4,795,858	(9,406,603)	8,823,098
Total liabilities and shareholders’ equity	$9,509,191	$30,994,843	$1,620,192	$16,599,783	$(9,406,603)	$49,317,406

(1) Includes all other subsidiaries of ACE Limited and intercompany eliminations.

(2) Includes ACE Limited parent company eliminations.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

Condensed Consolidating Statement of Operations

For the year ended December 31, 2004 (in thousands of U.S. dollars) (Restated)	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	ACE Limited Consolidated
Net premiums written	$–	$6,737,533	$4,758,846	$–	$11,496,379
Net premiums earned	–	6,240,158	4,870,048	–	11,110,206
Net investment income	10,008	491,901	515,918	(4,496)	1,013,331
Equity in earnings of subsidiaries	1,286,954	–	–	(1,286,954)	–
Net realized gains (losses)	7,268	60,226	129,602	–	197,096
Losses and loss expenses	–	4,550,281	3,143,153	–	7,693,434
Life and annuity benefits	–	–	172,113	–	172,113
Policy acquisition costs and administrative expenses	125,475	1,502,057	1,216,702	(14,270)	2,829,964
Interest expense	25,360	136,368	25,394	(4,138)	182,984
Other (income) expense	–	7,537	(4,528)	–	3,009
Income tax expense	709	189,353	96,381	–	286,443
Net income	$1,152,686	$406,689	$866,353	$(1,273,042)	$1,152,686

Condensed Consolidating Statement of Operations

For the year ended December 31, 2003 (in thousands of U.S. dollars) (Restated)	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	ACE Financial Services, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	ACE Limited Consolidated
Net premiums written	$–	$5,207,327	$258,547	$4,801,937	$–	$10,267,811
Net premiums earned	–	4,768,643	177,400	4,781,019	–	9,727,062
Net investment income	29,401	377,659	47,179	464,067	(17,764)	900,542
Equity in earnings of subsidiaries	1,627,818	–	–	(3,255,636)	1,627,818	–
Net realized gains (losses)	(5,946)	47,111	52,328	172,018	–	265,511
Losses and loss expenses	–	3,322,656	56,706	2,787,916	–	6,167,278
Life and annuity benefits	–	–	–	181,077	–	181,077
Policy acquisition costs and administrative expenses	129,716	1,209,086	72,331	1,138,344	(9,838)	2,539,639
Interest expense	33,304	129,977	6,681	21,668	(14,205)	177,425
Other (income) expense	–	3,101	–	30,965	–	34,066
Income tax expense	5,330	208,597	40,374	56,406	–	310,707
Net income	$1,482,923	$319,996	$100,815	$(2,054,908)	$1,634,097	$1,482,923

(1) Includes all other subsidiaries of ACE Limited and intercompany eliminations.

(2) Includes ACE Limited parent company eliminations.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

Condensed Consolidating Statement of Operations

For the year ended December 31, 2002 (in thousands of U.S. dollars) (Restated)	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	ACE Financial Services, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	ACE Limited Consolidated
Net premiums written	$–	$3,897,302	$124,618	$4,137,742	$–	$8,159,662
Net premiums earned	–	3,194,612	112,421	3,597,605	–	6,904,638
Net investment income	40,760	327,759	46,778	427,421	(30,624)	812,094
Equity in earnings of subsidiaries	230,394	–	–	–	(230,394)	–
Net realized gains (losses)	(79,480)	(161,691)	(29,681)	(218,237)	–	(489,089)
Losses and loss expenses	–	2,775,689	24,512	2,173,737	–	4,973,938
Life and annuity benefits	–	–	–	158,118	–	158,118
Policy acquisition costs and administrative expenses	56,554	836,104	49,699	939,787	(3,764)	1,878,380
Interest expense	27,431	149,065	11,892	20,658	(15,552)	193,494
Other (income) expense	–	28,362	–	7,011	–	35,373
Income tax expense (benefit)	7,807	(156,752)	5,908	31,495	–	(111,542)
Net income (loss)	$99,882	$(271,788)	$37,507	$475,983	$(241,702)	$99,882

(1) Includes all other subsidiaries of ACE Limited and intercompany eliminations.

(2) Includes ACE Limited parent company eliminations.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the year ended December 31, 2004 (in thousands of U.S. dollars) (Restated)	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	ACE Limited Consolidated
Net cash flows from (used for) operating activities	$(64,216)	$2,828,480	$2,174,325	$4,938,589
Cash flows used for investing
Purchases of fixed maturities	(39,260)	(11,843,138)	(13,511,333)	(25,393,731)
Purchases of equity securities	–	(508,644)	(572,568)	(1,081,212)
Sales of fixed maturities	21,270	8,818,497	11,449,592	20,289,359
Sales of equity securities	–	372,354	155,056	527,410
Net proceeds from the settlement of investment derivatives	7,438	–	24,970	32,408
Capitalization of subsidiaries	(637,051)	365,169	271,882	–
Dividends received from subsidiaries	486,108	–	(486,108)	–
Sale of subsidiary (net of cash sold of $82 million)	–	–	958,564	958,564
Other	–	(87,880)	(110,883)	(198,763)
Net cash flows used for investing activities	$(161,495)	$(2,883,642)	$(1,820,828)	$(4,865,965)
Cash flows from (used for) financing activities
Dividends paid on Ordinary Shares	(226,128)	–	–	(226,128)
Dividends paid on Preferred Shares	(44,849)	–	–	(44,849)
Net proceeds from (repayment of) short-term debt	–	(403,406)	3,974	(399,432)
Proceeds from exercise of options for Ordinary Shares	83,367	–	–	83,367
Proceeds from Ordinary Shares issued under ESPP	7,674	–	–	7,674
Net proceeds from issuance of long-term debt	–	499,565	–	499,565
Repayment of trust preferred securities	–	–	(75,000)	(75,000)
Advances (to) from affiliates	384,714	5,200	(389,914)	–
Net cash flows from (used for) financing activities	$204,778	$101,359	$(460,940)	$(154,803)
Effect of foreign currency rate changes on cash and cash equivalents	$–	$14,463	$6,668	$21,131
Net increase (decrease) in cash	(20,933)	60,660	(100,775)	(61,048)
Cash – beginning of year	27,260	164,872	366,812	558,944
Cash – end of year	$6,327	$225,532	$266,037	$497,896

(1) Includes all other subsidiaries of ACE Limited and intercompany eliminations.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the year ended December 31, 2003 (in thousands of U.S. dollars) (Restated)	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	ACE Financial Services, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	ACE Limited Consolidated
Net cash flows from (used for) operating activities	$(160,168)	$1,990,953	$196,097	$2,258,625	$4,285,507
Cash flows from (used for) investing activities
Purchases of fixed maturities	(2,003)	(7,224,305)	(416,883)	(12,852,110)	(20,495,301)
Purchases of equity securities	–	(107,213)	–	(57,161)	(164,374)
Sales of fixed maturities	59,845	4,072,454	240,401	11,249,486	15,622,186
Sales of equity securities	–	113,609	–	76,210	189,819
Maturities of fixed maturities	–	–	3,000	124,532	127,532
Net proceeds from (payments made on) the settlement of investment derivatives	(6,265)	–	–	40,429	34,164
Capitalization of subsidiaries	(741,018)	705,217	–	35,801	–
Dividends received from subsidiaries	503,044	–	–	(503,044)	–
Other	–	120,780	–	(238,607)	(117,827)
Net cash flows used for investing activities	$(186,397)	$(2,319,458)	$(173,482)	$(2,124,464)	$(4,803,801)
Cash flows from (used for) financing activities
Dividends paid on Ordinary Shares	(198,395)	–	–	–	(198,395)
Dividends paid on Preferred Shares	(22,550)	–	–	–	(22,550)
Net repayment of short-term debt	–	(213)	–	–	(213)
Proceeds from exercise of options for Ordinary Shares	62,097	–	–	–	62,097
Proceeds from Ordinary Shares issued under ESPP	7,353	–	–	–	7,353
Dividends paid on Mezzanine equity	(9,773)	–	–	–	(9,773)
Net proceeds from issuance of Preferred Shares	556,687	–	–	–	556,687
Advances (to) from affiliates	(23,744)	–	(4,000)	27,744	–
Net cash flows from (used for) financing activities	$371,675	$(213)	$(4,000)	$27,744	$395,206
Effect of foreign currency rate changes on cash and cash equivalents	$–	$18,224	$59	$3,100	$21,383
Net increase (decrease) in cash	25,110	(310,494)	18,674	165,005	(101,705)
Cash – beginning of year	2,150	475,366	4,438	178,695	660,649
Cash – end of year	$27,260	$164,872	$23,112	$343,700	$558,944

(1) Includes all other subsidiaries of ACE Limited and intercompany eliminations.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the year ended December 31, 2002 (in thousands of U.S. dollars) (Restated)	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	ACE Financial Services, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	ACE Limited Consolidated
Net cash flows from (used for) operating activities	$(175,655)	$(54,827)	$67,222	$2,689,530	$2,526,270
Cash flows from (used for) investing activities
Purchases of fixed maturities	(53,613)	(3,709,296)	(651,029)	(13,535,885)	(17,949,823)
Purchases of equity securities	–	(85,164)	–	(133,688)	(218,852)
Sales of fixed maturities	399,456	3,084,074	577,428	11,887,463	15,948,421
Sales of equity securities	–	67,884	–	95,140	163,024
Maturities of fixed maturities	–	–	–	284,899	284,899
Net payments made on the settlement of investment derivatives	–	–	–	(105,429)	(105,429)
Settlement of an acquisition – related law suit	54,380	–	–	–	54,380
Capitalization of subsidiaries	(1,314,676)	1,280,691	100,000	(66,015)	–
Dividends received from subsidiaries	485,000	–	–	(485,000)	–
Other	–	(102,758)	–	(129,107)	(231,865)
Net cash flows from (used for) investing activities	$(429,453)	$535,431	$26,399	$(2,187,622)	$(2,055,245)
Cash flows from (used for) financing activities
Dividends paid on Ordinary Shares	(167,470)	–	–	–	(167,470)
Net proceeds from (repayment of) short-term debt	–	145,940	(100,000)	(395,408)	(349,468)
Proceeds from exercise of options for Ordinary Shares	44,562	–	–	–	44,562
Proceeds from Ordinary Shares issued under ESPP	7,472	–	–	–	7,472
Net proceeds from (repayment of) long-term debt	499,155	(100,000)	–	–	399,155
Repayment of trust preferred securities	–	(400,000)	–	–	(400,000)
Dividends paid on Mezzanine equity	(25,662)	–	–	–	(25,662)
Advances (to) from affiliates	216,676	(9,866)	9,866	(216,676)	–
Net cash flows from (used for) financing activities	$574,733	$(363,926)	$(90,134)	$(612,084)	$(491,411)
Effect on foreign currency rate changes on cash and cash equivalents	$–	$6,156	$(76)	$6,280	$12,360
Net increase (decrease) in cash	(30,375)	122,834	3,411	(103,896)	(8,026)
Cash – beginning of year	32,525	352,532	1,027	282,591	668,675
Cash – end of year	$2,150	$475,366	$4,438	$178,695	$660,649

(1) Includes all other subsidiaries of ACE Limited and intercompany eliminations.

20. Segment information

The Company operates through four business segments: Insurance – North American, Insurance – Overseas General, Global Reinsurance and Financial Services. These segments distribute their products through various forms of brokers and agencies. Insurance—North American, Insurance—Overseas General and Global Reinsurance utilize direct marketing programs to reach clients. Additionally, Insurance—North American has formed internet distribution channels for some of its products and Global Reinsurance and Financial Services have established relationships with reinsurance intermediaries.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

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

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

Statement of Operations by Segment

For the year ended December 31, 2004 (in thousands of U.S. dollars) (Restated)	Insurance – North American	Insurance – Overseas General	Global Reinsurance	Corporate and Other	Consolidated Property & Casualty(1)	Financial Services	ACE Consolidated
Gross premiums written	$8,126,512	$5,856,613	$1,566,851	$–	$15,549,976	$320,101	$15,870,077
Net premiums written	5,101,030	4,341,207	1,517,618	–	10,959,855	315,985	11,275,840
Net premiums earned	4,679,005	4,301,898	1,389,016	–	10,369,919	520,219	10,890,138
Losses and loss expenses	3,898,525	2,425,902	973,386	7,324	7,305,137	388,297	7,693,434
Policy acquisition costs	446,943	802,620	271,408	–	1,520,971	22,375	1,543,346
Administrative expenses	450,557	550,763	64,411	155,579	1,221,310	39,242	1,260,552
Underwriting income (loss)	(117,020)	522,613	79,811	(162,903)	322,501	70,305	392,806
Life
Gross premiums written	–	–	224,179	–	224,179	–	224,179
Net premiums written	–	–	220,539	–	220,539	–	220,539
Net premiums earned	–	–	220,068	–	220,068	–	220,068
Life and annuity benefits	–	–	172,113	–	172,113	–	172,113
Policy acquisition costs	–	–	21,881	–	21,881	–	21,881
Administrative expenses	–	–	4,185	–	4,185	–	4,185
Net investment income	–	–	32,691	–	32,691	–	32,691
Underwriting income	–	–	54,580	–	54,580	–	54,580
Net investment income	468,749	224,094	126,137	14,591	833,571	147,069	980,640
Net realized gains (losses)	125,958	46,732	34,483	7,238	214,411	(17,315)	197,096
Interest expense	20,894	–	210	157,002	178,106	4,878	182,984
Other (income) expense	4,631	25,316	(807)	(1,174)	27,966	(24,957)	3,009
Income tax expense (benefit)	81,837	229,284	14,215	(74,111)	251,225	35,218	286,443
Net income (loss)	$370,325	$538,839	$281,393	$(222,791)	$967,766	$184,920	$1,152,686

(1)Excludes life reinsurance business.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

Statement of Operations by Segment

For the year ended December 31, 2003 (in thousands of U.S. dollars) (Restated)	Insurance – North American	Insurance – Overseas General	Global Reinsurance	Corporate and Other	Consolidated Property & Casualty(1)	Financial Services	ACE Consolidated
Gross premiums written	$6,895,185	$5,190,704	$1,316,428	$–	$13,402,317	$1,035,217	$14,437,534
Net premiums written	4,050,257	3,775,386	1,228,993	–	9,054,636	1,028,279	10,082,915
Net premiums earned	3,688,551	3,662,722	1,104,811	–	8,456,084	1,087,025	9,543,109
Losses and loss expenses	2,540,711	2,183,213	559,498	–	5,283,422	883,856	6,167,278
Policy acquisition costs	379,759	682,455	211,174	–	1,273,388	60,676	1,334,064
Administrative expenses	402,188	490,175	61,790	147,960	1,102,113	84,361	1,186,474
Underwriting income (loss)	365,893	306,879	272,349	(147,960)	797,161	58,132	855,293
Life
Gross premiums written	–	–	192,824	–	192,824	–	192,824
Net premiums written	–	–	184,896	–	184,896	–	184,896
Net premiums earned	–	–	183,953	–	183,953	–	183,953
Life and annuity benefits	–	–	181,077	–	181,077	–	181,077
Policy acquisition costs	–	–	15,874	–	15,874	–	15,874
Administrative expenses	–	–	3,227	–	3,227	–	3,227
Net investment income	–	–	33,540	–	33,540	–	33,540
Underwriting income	–	–	17,315	–	17,315	–	17,315
Net investment income	414,704	166,055	87,443	(1,857)	666,345	200,657	867,002
Net realized gains (losses)	52,801	(5,716)	33,320	(5,946)	74,459	191,052	265,511
Interest expense	21,400	119	72	149,996	171,587	5,838	177,425
Other (income) expense	13,979	14,963	(3,198)	9,613	35,357	(1,291)	34,066
Income tax expense (benefit)	193,506	97,914	14,088	(58,724)	246,784	63,923	310,707
Net income (loss)	$604,513	$354,222	$399,465	$(256,648)	$1,101,552	$381,371	$1,482,923

(1)Excludes life reinsurance business

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

Statement of Operations by Segment

For the year ended December 31, 2002 (in thousands of U.S. dollars) (Restated)	Insurance – North American	Insurance – Overseas General	Global Reinsurance	Corporate and Other	Consolidated Property & Casualty(1)	Financial Services	ACE Consolidated
Gross premiums written	$6,115,505	$4,130,654	$887,069	$–	$11,133,228	$1,486,844	$12,620,072
Net premiums written	2,921,023	2,854,912	777,524	–	6,553,459	1,447,189	8,000,648
Net premiums earned	2,477,873	2,514,146	676,690	–	5,668,709	1,077,652	6,746,361
Losses and loss expenses	2,222,279	1,535,273	303,952	–	4,061,504	912,434	4,973,938
Policy acquisition costs	216,442	533,003	122,610	–	872,055	72,080	944,135
Administrative expenses	340,885	381,702	40,256	92,995	855,838	56,452	912,290
Underwriting income (loss)	(301,733)	64,168	209,872	(92,995)	(120,688)	36,686	(84,002)
Life
Gross premiums written	–	–	165,099	–	165,099	–	165,099
Net premiums written	–	–	159,014	–	159,014	–	159,014
Net premiums earned	–	–	158,277	–	158,277	–	158,277
Life and annuity benefits	–	–	158,118	–	158,118	–	158,118
Policy acquisition costs	–	–	16,553	–	16,553	–	16,553
Administrative expenses	–	–	5,402	–	5,402	–	5,402
Net investment income	–	–	27,005	–	27,005	–	27,005
Underwriting income	–	–	5,209	–	5,209	–	5,209
Net investment income	408,712	113,023	81,437	(7,526)	595,646	189,443	785,089
Net realized gains (losses)	(198,861)	(37,013)	(57,232)	(79,481)	(372,587)	(116,502)	(489,089)
Interest expense	22,158	785	319	159,302	182,564	10,930	193,494
Other (income) expense	(1,034)	13,792	(589)	25,587	37,756	(2,383)	35,373
Income tax expense (benefit)	(50,327)	1,759	783	(77,029)	(124,814)	13,272	(111,542)
Net income (loss)	$(62,679)	$123,842	$238,773	$(287,862)	$12,074	$87,808	$99,882

(1)Excludes life reinsurance business

Underwriting assets for property and casualty and financial services are reviewed in total by management for purposes of decision-making. The Company does not allocate assets to its segments. Assets are specifically identified for the life reinsurance operations and the corporate holding companies, including ACE Limited and ACE INA Holdings.

The following table summarizes the identifiable assets at December 31, 2004 and 2003.

(in millions of U.S. dollars)	2004 (Restated)	2003 (Restated)
Life reinsurance	$749	$698
Corporate	2,125	2,487
All other	53,309	46,132
Total assets	$56,183	$49,317

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

The following tables summarize the revenues of each segment by product offering for the years ended December 31, 2004, 2003 and 2002.

Net premiums earned by type of premium

Year ended December 31, 2004 (Restated) (in millions of U.S. dollars)	Property & Casualty	Life, Accident & Health	Financial Guaranty	Financial Solutions	ACE Consolidated
Insurance – North American	$4,505	$174	$–	$–	$4,679
Insurance – Overseas General	3,343	959	–	–	4,302
Global Reinsurance	1,389	220	–	–	1,609
Financial Services	–	–	–	520	520
	$9,237	$1,353	$–	$520	$11,110
Year ended December 31, 2003 (Restated)
Insurance – North American	$3,343	$346	$–	$–	$3,689
Insurance – Overseas General	3,088	574	–	–	3,662
Global Reinsurance	1,105	184	–	–	1,289
Financial Services	–	–	328	759	1,087
	$7,536	$1,104	$328	$759	$9,727
Year ended December 31, 2002 (Restated)
Insurance – North American	$2,352	$125	$–	$–	$2,477
Insurance – Overseas General	1,938	576	–	–	2,514
Global Reinsurance	677	158	–	–	835
Financial Services	–	–	282	796	1,078
	$4,967	$859	$282	$796	$6,904

a) The following table summarizes the Company’s gross premiums written by geographic region. Allocations have been made on the basis of location of risk.

Year Ended	North America	Europe	Australia & New Zealand	Asia Pacific	Latin America
2004	65%	21%	3%	7%	4%
2003	64%	22%	3%	7%	4%
2002	64%	21%	2%	8%	5%

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

21. Condensed unaudited quarterly financial data

2004 (Restated)

(in thousands of U.S. dollars, except per share data)	Quarter Ended March 31, 2004	Quarter Ended June 30, 2004	Quarter Ended September 30, 2004	Quarter Ended December 31, 2004
Net premiums earned	$2,587,157	$2,783,136	$2,858,946	$2,880,967
Net investment income	242,014	243,766	245,410	282,141
Net realized gains (losses)	57,095	42,213	(32,436)	130,224
Total revenues	$2,886,266	$3,069,115	$3,071,920	$3,293,332
Losses and loss expenses	$1,529,493	$1,725,261	$2,221,497	$2,217,183
Life and annuity benefits	$41,724	$44,398	$48,447	$37,544
Net income (loss)	$447,429	$423,850	$3,259	$278,148
Basic earnings (loss) per share	$1.56	$1.47	$(0.03)	$0.95
Diluted earnings (loss) per share	$1.53	$1.44	$(0.03)	$0.93

2004 (As reported)

(in thousands of U.S. dollars, except per share data)	Quarter Ended March 31, 2004	Quarter Ended June 30, 2004	Quarter Ended September 30, 2004	Quarter Ended December 31, 2004
Net premiums earned	$2,599,677	$2,788,678	$2,853,284	$2,894,835
Net investment income	237,920	237,060	251,396	274,433
Net realized gains (losses)	57,261	42,202	(32,092)	127,471
Total revenues	$2,894,858	$3,067,940	$3,072,588	$3,296,739
Losses and loss expenses	$1,542,597	$1,724,276	$2,234,047	$2,213,214
Life and annuity benefits	$41,724	$44,398	$48,447	$37,544
Net income (loss)	$446,825	$413,009	$(2,620)	$281,875
Basic earnings (loss) per share	$1.56	$1.43	$(0.05)	$0.96
Diluted earnings (loss) per share	$1.53	$1.41	$(0.05)	$0.95

2003 (Restated)

(in thousands of U.S. dollars, except per share data)	Quarter Ended March 31, 2003	Quarter Ended June 30, 2003	Quarter Ended September 30, 2003	Quarter Ended December 31, 2003
Net premiums earned	$2,084,689	$2,369,005	$2,412,528	$2,860,840
Net investment income	211,400	225,075	222,206	241,861
Net realized gains (losses)	(40,089)	116,427	56,005	133,168
Total revenues	$2,256,000	$2,710,507	$2,690,739	$3,235,869
Losses and loss expenses	$1,276,825	$1,494,890	$1,537,821	$1,857,742
Life and annuity benefits	$48,499	$43,559	$44,524	$44,495
Net income	$265,264	$398,628	$352,604	$466,427
Basic earnings per share	$0.99	$1.46	$1.24	$1.64
Diluted earnings per share	$0.96	$1.42	$1.21	$1.61

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

2003 (As reported)

(in thousands of U.S. dollars, except per share data)	Quarter Ended March 31, 2003	Quarter Ended June 30, 2003	Quarter Ended September 30, 2003	Quarter Ended December 31, 2003
Net premiums earned	$2,071,532	$2,306,592	$2,397,525	$2,826,734
Net investment income	206,412	211,947	214,689	229,293
Net realized gains (losses)	(40,089)	106,561	57,556	128,252
Total revenues	$2,237,855	$2,625,100	$2,669,770	$3,184,279
Losses and loss expenses	$1,282,833	$1,459,379	$1,518,478	$1,856,712
Life and annuity benefits	$48,499	$43,559	$44,524	$44,495
Net income	$247,444	$370,468	$354,965	$444,605
Basic earnings per share	$0.92	$1.35	$1.25	$1.56
Diluted earnings per share	$0.90	$1.32	$1.22	$1.53

Impact of Restatement on September 30, 2004 Financial Information

In lieu of amending its previously submitted financial information for the three and nine-month periods ended September 30, 2004, provided below is a description of the impact of the restatement adjustments described in Note 3 on the September 30, 2004 financial information.

Reinsurance Contracts Purchased. For the three and nine months ended September 30, 2004, the restatement of these contracts resulted in an increase in net income of $5.2 million and $3.7 million, respectively.

Insurance and Reinsurance Contracts Sold. For the three and nine months ended September 30 2004, the restatement of these contracts resulted in a increase in net income of $0 thousand and $158 thousand, respectively.

Other Adjustments. For the three and nine months ended September 30, 2004, the restatement of these items resulted in an increase in net income of $0.6 million and $13.5 million, respectively. These other adjustments relate primarily to miscellaneous immaterial corrections previously made in our financial statements in the periods they were identified, such as the write-off of certain unreconciled balance sheet amounts identified in connection with our internal control remediation efforts in 2004.

Effect of Restatement

The effect of the restatement on shareholders’ equity is as follows:

September 30 2004
Shareholders’ equity as reported	$9,479,573
Restatement adjustments:
Net income	5,879
Additional paid in capital	4,003
Net unrealized depreciation on investments	6,754
Cumulative translation adjustments	229
Cumulative effect of restatement	5,245
Shareholders’ equity restated	$9,501,683

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

The effect of the restatement on the Consolidated Financial Statements is included in the tables below. Certain items in the prior year financial statements have been reclassified to conform to the current year presentation. The cash flow was adjusted to reflect the consolidation of the trusts described in Note 3 and other miscellaneous corrections.

Consolidated Balance Sheets September 30, 2004

(in thousands of U.S. dollars)	2004 (As Reported)	2004 (Restated)
Assets
Investments
Fixed maturities, at fair value	$21,787,018	$21,920,709
Equity securities, at fair value	1,008,152	1,008,152
Short-term investments, at fair value	2,291,937	2,332,796
Other investments	445,460	546,522
Total investments	25,532,567	25,808,179
Cash	625,799	623,093
Securities lending collateral	1,068,056	1,068,056
Accrued investment income	283,525	285,062
Insurance and reinsurance balances receivable	3,378,925	3,371,549
Accounts and notes receivable	169,737	168,340
Reinsurance recoverable	14,268,455	13,834,446
Deferred policy acquisition costs	975,273	975,273
Prepaid reinsurance premiums	1,652,597	1,518,163
Funds withheld	328,283	329,119
Value of reinsurance business assumed	291,206	291,206
Goodwill	2,612,449	2,699,449
Deferred tax assets	1,015,576	1,024,807
Investments in partially-owned insurance companies	782,924	782,924
Other assets	1,470,311	1,520,692
Total assets	$54,455,683	$54,300,358
Liabilities
Unpaid losses and loss expenses	$29,603,310	$29,519,616
Unearned premiums	6,465,590	6,267,466
Future policy benefits for life and annuity contracts	520,638	520,638
Funds withheld	185,410	185,078
Insurance and reinsurance balances payable	2,273,284	2,350,716
Deposit liabilities	220,303	220,303
Securities lending collateral	1,068,056	1,068,056
Payable for securities purchased	879,249	879,249
Accounts payable, accrued expenses and other liabilities	1,293,735	1,321,018
Dividends payable	59,667	59,667
Short-term debt	145,648	145,648
Long-term debt	1,848,847	1,848,847
Trust preferred securities	412,373	412,373
Total liabilities	44,976,110	44,798,675
Commitments and contingencies
Shareholders’ equity
Preferred Shares	2,300	2,300
Ordinary Shares	11,838	11,838
Additional paid-in capital	4,895,662	4,899,665
Unearned stock grant compensation	(69,316)	(69,316)
Retained earnings	4,031,251	4,042,375
Deferred compensation obligation	12,601	12,601
Accumulated other comprehensive income	607,838	614,821
Ordinary Shares issued to employee trust	(12,601)	(12,601)
Total shareholders’ equity	9,479,573	9,501,683
Total liabilities and shareholders’ equity	$54,455,683	$54,300,358

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

Consolidated Statements of Operations for the three and nine months ended September 30, 2004

	Three Months		Nine Months
(in thousands of U.S. dollars, except per share data)	As Reported	Restated	As Reported	Restated
Revenues
Gross premiums written	$3,981,802	$3,988,234	$12,438,134	$12,448,591
Reinsurance premiums ceded	(1,213,252)	(1,214,022)	(3,564,487)	(3,592,823)
Net premiums written	2,768,550	2,774,212	8,873,647	8,855,768
Change in unearned premiums	84,734	84,734	(632,008)	(626,529)
Net premiums earned	2,853,284	2,858,946	8,241,639	8,229,239
Net investment income	251,396	245,410	726,376	731,190
Net realized gains (losses)	(32,092)	(32,436)	67,371	66,872
Total revenues	3,072,588	3,071,920	9,035,386	9,027,301
Expenses
Losses and loss expenses	2,234,047	2,221,497	5,500,920	5,476,251
Life and annuity benefits	48,447	48,447	134,569	134,569
Policy acquisition costs	386,082	393,082	1,146,771	1,153,771
Administrative expenses	325,629	305,130	950,331	928,244
Interest expense	48,997	48,997	139,668	139,668
Other (income) expense	(21,152)	(13,244)	1,831	2,457
Total expenses	3,022,050	3,003,909	7,874,090	7,834,960
Income before income tax	50,538	68,011	1,161,296	1,192,341
Income tax expense	53,158	64,752	304,082	317,803
Net income	$(2,620)	$3,259	$857,214	$874,538
Basic earnings per share	$(0.05)	$(0.03)	$2.94	$3.01
Diluted earnings per share	$(0.05)	$(0.03)	$2.88	$2.95

Consolidated Statements of Cash Flows for the nine months ended September 30, 2004

(in thousands of U.S. dollars)	2004 (As Reported)	2004 (Restated)
Net cash flows from operating activities	$4,077,944	$4,071,314
Net cash flows used for investing activities	(3,938,766)	(3,914,186)
Net cash flows from financing activities	(94,506)	(94,506)
Effect of foreign currency rate changes on cash and cash equivalents	19,477	1,527
Net increase in cash	$64,149	$64,149
Cash – beginning of period	561,650	558,944
Cash – end of period	$625,799	$623,093

22. Related party transactions

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

ACE has entered into reinsurance agreements with Assured Guaranty in order to retain the insurance liabilities of certain run-off businesses, including trade credit and residual value insurance. At their inception, these contracts had no

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (continued)

ACE Limited and Subsidiaries

effect on the Company’s income. Additionally, the Company has entered into a number of agreements with Assured Guaranty that will govern certain aspects of the relationship after this offering, including service agreements under which the Company will provide certain services to Assured Guaranty for a period of time .ACE provides certain general and administrative services to Assured Guaranty, including tax consulting and preparation services, internal audit services, human resources, information technology and other functions. In addition, Assured Guaranty leases office and residential property from ACE. For the period May 2004 through December 2004, the amount of fees paid for these services and rent paid for leased premises is $1.3 million. At December 31, 2004, the Company had a receivable of $6 million from Assured Guaranty which is included in “Other assets” in the accompanying consolidated balance sheet. See Note 4 for a further discussion of ACE’s interest in Assured Guaranty.

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

Assured Guaranty has made the election which has the effect of increasing the tax basis of tangible and intangible assets to fair value. Future tax benefits that Assured Guaranty derives from this election will be payable to ACE and recognized by ACE when realized by Assured Guaranty. (See Note 17) In the event that any taxing authority successfully challenges any deductions reflected in the tax benefit payment to ACE, ACE will reimburse Assured Guaranty for the loss of the tax benefit and any related interest or penalties imposed upon them.

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

SCHEDULE  I

ACE Limited and Subsidiaries

SUMMARY OF INVESTMENTS – OTHER THAN INVESTMENTS IN RELATED PARTIES

December 31, 2004 (in thousands of U.S. dollars)	Cost or Amortized Cost (Restated)	Fair Value (Restated)	Amount at which shown in the balance sheet (Restated)
Fixed maturities:
Bonds:
U.S. Treasury and agency	$3,074,961	$3,097,615	$3,097,615
Foreign	5,249,580	5,376,210	5,376,210
Corporate securities	8,546,073	8,810,106	8,810,106
Mortgage-backed securities	5,017,598	5,041,188	5,041,188
States, municipalities and political subdivision	534,106	565,747	565,747
Total fixed maturities	22,422,318	22,890,866	22,890,866
Equity securities:
Common stock:
Public utilities	16,895	20,259	20,259
Banks, trust and insurance companies	187,497	210,755	210,755
Industrial, miscellaneous and all other	856,279	1,034,574	1,034,574
Total equity securities	1,060,671	1,265,588	1,265,588
Short-term investments	2,163,384	2,163,176	2,163,176
Other investments	551,075	605,731	605,731
Total investments – other than investments in related parties	$26,197,448	$26,925,361	$26,925,361

SCHEDULE  II

ACE Limited and Subsidiaries

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS (Parent Company Only)

December 31, 2004 and 2003 (in thousands of U.S. dollars)	2004 (Restated)	2003 (Restated)
Assets
Investments in subsidiaries and affiliates on equity basis	$10,509,227	$9,056,986
Fixed maturities	–	9,451
Short-term investments	38,166	15,853
Other investments, at cost	43,753	36,484
Total investments	10,591,146	9,118,774
Cash	6,327	27,260
Other assets	35,831	13,540
Due from subsidiaries and affiliates, net	–	349,617
Total assets	$10,633,304	$9,509,191
Liabilities
Due to subsidiaries and affiliates, net	$123,689	$–
Accounts payable, accrued expenses and other liabilities	104,864	133,460
Dividends payable	59,739	53,182
Long-term debt	499,620	499,451
Total liabilities	787,912	686,093
Shareholders’ equity
Preferred Shares	2,300	2,300
Ordinary Shares	11,853	11,662
Additional paid-in capital	4,904,728	4,766,208
Unearned stock grant compensation	(56,836)	(44,912)
Retained earnings	4,249,571	3,374,419
Deferred compensation obligation	11,829	16,687
Accumulated other comprehensive income	733,776	713,421
Ordinary Shares issued to employee trust	(11,829)	(16,687)
Total shareholders’ equity	9,845,392	8,823,098
Total liabilities and shareholders’ equity	$10,633,304	$9,509,191

SCHEDULE  II  (cont’d.)

ACE Limited and Subsidiaries

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF OPERATIONS (Parent Company Only)

For the years ended December 31, 2004, 2003 and 2002 (in thousands of U.S. dollars)	2004 (Restated)	2003 (Restated)	2002 (Restated)
Revenues
Investment income, including intercompany interest income (expense)	$(15,352)	$(3,903)	$13,329
Equity in net income of subsidiaries and affiliates	1,286,954	1,627,818	230,394
Net realized gains (losses)	7,268	(5,946)	(79,480)
	1,278,870	1,617,969	164,243
Expenses
Administrative and other expenses	(126,184)	(135,046)	(64,361)
Net income	$1,152,686	$1,482,923	$99,882

SCHEDULE  II  (cont’d.)

ACE Limited and Subsidiaries

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF CASH FLOWS (Parent Company Only)

For the years ended December 31, 2004, 2003 and 2002 (in thousands of U.S. dollars)	2004 (Restated)	2003 (Restated)	2002 (Restated)
Cash flows from operating activities
Net income	$1,152,686	$1,482,923	$99,882
Adjustments to reconcile net income to net cash flows used for operating activities:
Equity in net income of subsidiaries and affiliates	(1,286,954)	(1,627,818)	(230,394)
Net realized gains (losses)	(7,268)	5,946	79,480
Amounts due to subsidiaries and affiliates, net	130,783	16,060	(138,038)
Accounts payable, accrued expenses and other liabilities	(24,616)	3,915	12,954
Accrued interest on advances from affiliate	(3,630)	(17,880)	(13,083)
Amortization of premiums/discounts on fixed maturities	18	–	664
Other	(25,235)	(23,314)	12,879
Net cash flows used for operating activities	(64,216)	(160,168)	(175,655)
Cash flows used for investing activities
Purchases of fixed maturities	(39,260)	(2,003)	(53,613)
Sales of fixed maturities	21,270	59,845	399,456
Net proceeds from (payments made on) the settlement of investment derivatives	7,438	(6,265)	–
Capitalization of subsidiaries	(637,051)	(741,018)	(1,314,676)
Dividends received from subsidiaries	486,108	503,044	485,000
Settlement of an acquisition-related lawsuit	–	–	54,380
Net cash flows used for investing activities	(161,495)	(186,397)	(429,453)
Cash flows from financing activities
Dividends paid on Ordinary Shares	(226,128)	(198,395)	(167,470)
Dividends paid on Preferred Shares	(44,849)	(22,550)	–
Proceeds from exercise of options for Ordinary Shares	83,367	62,097	44,562
Proceeds from Ordinary Shares issued under ESPP	7,674	7,353	7,472
Advances (to) from affiliates	384,714	(23,744)	216,676
Dividends paid on Mezzanine equity	–	(9,773)	(25,662)
Net proceeds from issuance of Preferred Shares	–	556,687	–
Net proceeds from issuance of long-term debt	–	–	499,155
Net cash flows from financing activities	204,778	371,675	574,733
Net increase (decrease) in cash	(20,933)	25,110	(30,375)
Cash – beginning of year	27,260	2,150	32,525
Cash – end of year	$6,327	$27,260	$2,150

SCHEDULE IV

ACE Limited And Subsidiaries

SUPPLEMENTAL INFORMATION CONCERNING REINSURANCE

Premiums Written (Restated)

For the years ended December 31, 2004, 2003 and 2002 (in thousands of U.S. dollars)	Direct Amount	Ceded To Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
2004	$13,134,176	$4,597,877	$2,960,080	$11,496,379	26%
2003	$11,429,978	$4,362,547	$3,200,380	$10,267,811	31%
2002	$9,938,173	$4,625,509	$2,846,998	$8,159,662	35%

SCHEDULE VI

Ace Limited and Subsidiaries

SUPPLEMENTARY INFORMATION CONCERNING PROPERTY AND CASUALTY OPERATIONS

As of and for the years ended December 31, 2004, 2003 and 2002 (in thousands of U.S. dollars) (Restated)	Deferred Policy Acquisition Costs	Net Reserves for Unpaid Losses and Loss Expenses	Unearned Premium	Net Premiums Earned	Net Investment Income	Net Losses and Loss Expenses Incurred Related to		Amortization of Deferred Policy Acquisition Costs	Net Paid Losses and Loss Expenses	Net Premiums Written
						Current Year	Prior Year
2004	$944,027	$17,517,293	$5,979,335	$10,890,138	$980,640	$7,146,358	$547,076	$1,543,346	$4,759,510	$11,275,840
2003	$999,442	$14,674,242	$5,849,573	$9,543,109	$867,002	$5,992,522	$174,756	$1,334,064	$3,914,529	$10,082,915
2002	$829,860	$11,987,842	$5,382,008	$6,746,361	$785,089	$4,246,492	$727,446	$944,135	$3,866,433	$8,000,648