Form 10-Q/A
period 2005-03-31
ACE LTD
filed 2005-08-12
CIK 896159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

This Form 10-Q/A for the Quarterly Period ended March 31, 2005 is being filed for the purpose of amending the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 of ACE Limited (ACE) to reflect the restatement of ACE’s financial results described herein for the quarterly periods ended March 31, 2005 and 2004.

Information in this Form 10-Q/A is generally stated as of March 31, 2005 and generally does not reflect any subsequent information or events other than the restatement, except that certain statements, such as the descriptions of legal proceedings and insurance industry investigations and related matters, have been revised to reflect events and developments subsequent to March 31, 2005. Current information with respect to ACE is contained in its Form 10-K/A for the year ended December 31, 2004.

Restatement of Previously Issued Financial Statements

ACE has restated its financial statements for the years ended December 31, 2004, 2003, 2002, 2001 and 2000, the quarters ended March 31, June 30, September 30, and December 31, 2004 and 2003. ACE’s previously issued financial statements for these and prior periods should no longer be relied upon. See Selected Financial Data, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 3 of Notes to Financial Statements in the 2004 Form 10-K/A and Note 14 of Notes to Financial Statements included herein for a discussion of the restatement and a reconciliation of previously reported amounts to the restated amounts.

ACE LIMITED

ACE LIMITED

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31 2005 (Restated)	December 31 2004 (Restated)
	(Unaudited)
	(in thousands of U.S. dollars, except share and per share data)
Assets
Investments
Fixed maturities available for sale, at fair value (amortized cost - $ 20,217,063 and $22,422,318)	$20,335,842	$22,890,866
Fixed maturities held to maturity, at amortized cost (fair value - $3,206,649)	3,211,021	—
Equity securities, at fair value (cost - $1,169,538 and $1,060,671)	1,350,993	1,265,588
Short-term investments, at fair value (amortized cost - $2,156,481 and $2,163,384)	2,156,461	2,163,176
Other investments (cost - $563,550 and $551,075)	622,114	605,731

Total investments	27,676,431	26,925,361

Cash	574,118	497,896
Securities lending collateral	1,255,326	1,059,135
Accrued investment income	308,826	309,356
Insurance and reinsurance balances receivable	3,694,666	3,255,065
Accounts and notes receivable	195,382	195,710
Reinsurance recoverable	14,268,290	14,882,219
Deferred policy acquisition costs	999,633	944,456
Prepaid reinsurance premiums	1,426,971	1,355,306
Funds withheld	298,147	339,122
Value of reinsurance business assumed	274,010	273,140
Goodwill	2,695,449	2,699,449
Deferred tax assets	1,177,810	1,173,416
Investments in partially-owned insurance companies (cost - $770,623 and $754,590)	815,707	795,652
Other assets	1,347,965	1,477,694

Total assets	$57,008,731	$56,182,977

Liabilities
Unpaid losses and loss expenses	$31,425,625	$31,483,431
Unearned premiums	6,527,031	5,982,897
Future policy benefits for life and annuity contracts	507,186	509,005
Funds withheld	131,020	141,177
Insurance and reinsurance balances payable	2,290,038	2,336,657
Deposit liabilities	301,524	343,487
Securities lending payable	1,255,326	1,059,135
Payable for securities purchased	629,614	507,054
Accounts payable, accrued expenses and other liabilities	1,502,859	1,507,408
Dividends payable	60,344	59,739
Short-term debt	147,059	146,295
Long-term debt	1,849,008	1,848,927
Trust preferred securities	412,373	412,373

Total liabilities	47,039,007	46,337,585

Commitments and contingencies Shareholders’ equity
Preferred Shares ($1.00 par value, 2,300,000 shares authorized, issued and outstanding)	2,300	2,300
Ordinary Shares ($0.041666667 par value, 500,000,000 shares authorized; 287,353,327 and 284,478,525 shares issued and outstanding)	11,973	11,853
Additional paid-in capital	5,007,534	4,904,728
Unearned stock grant compensation	(114,581)	(56,836)
Retained earnings	4,614,588	4,249,571
Deferred compensation obligation	12,273	11,829
Accumulated other comprehensive income	447,910	733,776
Ordinary Shares issued to employee trust	(12,273)	(11,829)

Total shareholders’ equity	9,969,724	9,845,392

Total liabilities and shareholders’ equity	$57,008,731	$56,182,977

See accompanying notes to the interim consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For the three months ended March 31, 2005 and 2004

(Unaudited)

	Three Months Ended March 31
	2005 (Restated)	2004 (Restated)
	(in thousands of U.S. dollars, except per share data)
Revenues
Gross premiums written	$4,543,166	$4,417,744
Reinsurance premiums ceded	(1,176,864)	(1,197,577)

Net premiums written	3,366,302	3,220,167
Change in unearned premiums	(489,475)	(633,010)

Net premiums earned	2,876,827	2,587,157
Net investment income	285,018	242,014
Net realized gains (losses)	(13,972)	57,095

Total revenues	3,147,873	2,886,266

Expenses
Losses and loss expenses	1,788,861	1,529,493
Life and annuity benefits	34,837	41,724
Policy acquisition costs	388,614	364,914
Administrative expenses	336,015	317,626
Interest expense	42,679	44,272
Other (income) expense	(5,617)	16,959

Total expenses	2,585,389	2,314,988

Income before income tax	562,484	571,278
Income tax expense	125,910	123,849

Net income	$436,574	$447,429

Other comprehensive income
Net unrealized appreciation (depreciation) on investments
Unrealized appreciation (depreciation) arising during the period	(301,291)	237,998
Reclassification adjustment for net realized (gains) losses included in net income	(47,820)	(60,830)

	(349,111)	177,168
Cumulative translation adjustments	(11,449)	2,177
Minimum pension liability	1,948	(1,991)

Other comprehensive income (loss), before income tax	(358,612)	177,354
Income tax benefit (expense) related to other comprehensive income items	72,746	(40,540)

Other comprehensive income (loss)	(285,866)	136,814

Comprehensive income	$150,708	$584,243

Basic earnings per share	$1.50	$1.56

Diluted earnings per share	$1.48	$1.53

See accompanying notes to the interim consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the three months ended March 31, 2005 and 2004

(Unaudited)

	2005 (Restated)	2004 (Restated)
	(in thousands of U.S. dollars)
Preferred Shares
Balance – beginning of period	$2,300	$2,300
Shares issued	—	—

Balance – end of period	2,300	2,300

Ordinary Shares
Balance – beginning of period	11,853	11,662
Shares issued	68	64
Exercise of stock options	59	60
Issued under Employee Stock Purchase Plan (ESPP)	5	5
Cancellation of shares	(12)	(10)

Balance – end of period	11,973	11,781

Additional paid-in capital
Balance – beginning of period	4,904,728	4,766,208
Ordinary Shares issued	72,721	66,399
Exercise of stock options	38,807	34,346
Ordinary Shares issued under ESPP	3,906	3,678
Cancellation of Ordinary Shares	(12,628)	(10,531)
Other	—	5,429

Balance – end of period	5,007,534	4,865,529

Unearned stock grant compensation
Balance – beginning of period	(56,836)	(44,912)
Stock grants awarded	(72,864)	(66,421)
Stock grants forfeited	2,313	1,736
Amortization	12,806	11,709

Balance – end of period	(114,581)	(97,888)

Retained earnings
Balance – beginning of period	4,249,571	3,374,419
Net income	436,574	447,429
Dividends declared on Ordinary Shares	(60,344)	(53,717)
Dividends declared on Preferred Shares	(11,213)	(11,213)

Balance – end of period	4,614,588	3,756,918

Deferred compensation obligation
Balance – beginning of period	11,829	16,687
Increase (decrease) to obligation	444	(39)

Balance – end of period	$12,273	$16,648

See accompanying notes to the interim consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (cont’d)

For the three months ended March 31, 2005 and 2004

(Unaudited)

	2005 (Restated)	2004 (Restated)
	(in thousands of U.S. dollars)
Accumulated other comprehensive income
Net unrealized appreciation (depreciation) on investments
Balance – beginning of period	$633,817	$684,267
Change in period	(349,111)	177,168
Income tax benefit (expense)	68,597	(47,984)

Balance – end of period	353,303	813,451

Minimum pension liability
Balance – beginning of period	(64,162)	(35,684)
Change in period	1,948	(1,991)
Income tax benefit (expense)	(478)	869

Balance – end of period	(62,692)	(36,806)

Cumulative translation adjustment
Balance – beginning of period	164,121	64,838
Change in period	(11,449)	2,177
Income tax benefit	4,627	6,575

Balance – end of period	157,299	73,590

Accumulated other comprehensive income	447,910	850,235

Ordinary Shares issued to employee trust
Balance – beginning of period	(11,829)	(16,687)
(Increase) decrease in Ordinary Shares	(444)	39

Balance – end of period	(12,273)	(16,648)

Total shareholders’ equity	$9,969,724	$9,388,875

See accompanying notes to the interim consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2005 and 2004

(Unaudited)

	2005 (Restated)	2004 (Restated)
	(in thousands of U.S. dollars)
Cash flows from operating activities
Net income	$436,574	$447,429
Adjustments to reconcile net income to net cash flows from operating activities:
Net realized (gains) losses	13,972	(57,095)
Amortization of premium/discounts on fixed maturities	31,245	25,972
Deferred income taxes	61,955	56,389
Unpaid losses and loss expenses	584,130	488,123
Unearned premiums	587,140	804,708
Future policy benefits for life and annuity contracts	(1,819)	3,943
Insurance and reinsurance balances payable	(39,532)	300,632
Accounts payable, accrued expenses and other liabilities	38,458	(7,642)
Insurance and reinsurance balances receivable	(470,289)	(657,987)
Reinsurance recoverable	(10,153)	14,409
Deferred policy acquisition costs	(56,764)	(97,377)
Prepaid reinsurance premiums	(93,512)	(163,835)
Funds withheld, net	29,958	(3,788)
Value of reinsurance business assumed	(870)	18,326
Other	103,032	3,702

Net cash flows from operating activities	1,213,525	1,175,909

Cash flows used for investing activities
Purchases of fixed maturities available for sale	(6,029,769)	(6,003,886)
Purchases of equity securities	(179,872)	(109,176)
Sales of fixed maturities available for sale	5,048,555	4,895,148
Sales of equity securities	85,135	105,369
Maturities of fixed maturities available for sale	—	160
Net proceeds from (payments made on) the settlement of investment derivatives	51	(877)
Other	(30,177)	6,932

Net cash flows used for investing activities	(1,106,077)	(1,106,330)

Cash flows used for financing activities
Dividends paid on Ordinary Shares	(59,739)	(53,182)
Dividends paid on Preferred Shares	(11,213)	(11,213)
Net proceeds from (repayment of) short-term debt	764	(14)
Proceeds from exercise of options for Ordinary Shares	38,866	34,406
Proceeds from Ordinary Shares issued under ESPP	3,911	3,683

Net cash flows used for financing activities	(27,411)	(26,320)

Effect of foreign currency rate changes on cash and cash equivalents	(3,815)	8,977

Net increase in cash	76,222	52,236
Cash – beginning of period	497,896	558,944

Cash – end of period	$574,118	$611,180

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

The interim unaudited consolidated financial statements, which include the accounts of the Company and its subsidiaries, have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and, in the opinion of management, reflect all adjustments (consisting of normally recurring accruals) necessary for a fair presentation of results for such periods. Certain items in the prior year financial statements have been reclassified to conform to the current year presentation. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the consolidated financial statements, and related notes thereto, included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004.

On April 28, 2004, the Company sold 65.3 percent of its financial and mortgage guaranty reinsurance and insurance businesses through the initial public offering (IPO) of 49 million common shares of Assured Guaranty Ltd. (Assured Guaranty). Subsequent to the completion of the IPO, the Company beneficially owns 26 million common shares or 34.7 percent of Assured Guaranty’s outstanding common shares and, accordingly, no longer consolidates its interest in the Assured Guaranty companies. The retained interest is accounted for using the equity method of accounting with the Company’s carrying value of its investment reflected in “Investments in partially-owned insurance companies” within the consolidated balance sheet and the proportionate share of earnings reflected in “Other (income) expense” within the consolidated statement of operations.

ACE has restated its financial statements for the years ended December 31, 2004, 2003, 2002, 2001, and 2000, each of the quarters in the years 2003 and 2004, and the quarter ended March 31, 2005. The primary purpose of the restatement is to correct the accounting treatment for eight finite risk transactions. ACE has also included in the restatement correction of certain unrelated errors, previously identified but considered to be of an immaterial nature. For additional information see Note 14 to the accompanying Consolidated Financial Statements and our Annual Report on Form 10-K/A for the year ended December 31, 2004 (Note 3 to the Consolidated Financial Statements) for a discussion of the restatement and a reconciliation of previously reported amounts to the restated amounts. All amounts included herein for the prior periods have been adjusted to reflect the restatement.

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table outlines the Company’s net income available to holders of Ordinary Shares and diluted earnings per share for the periods indicated had the compensation cost been determined in accordance with the fair value method recommended in Statement of Financial Accounting Standard (FAS) No. 123, “Accounting for Stock-Based compensation” (FAS 123).

	Three Months Ended March 31
	2005 (Restated)	2004 (Restated)
	(in thousands of U.S. dollars, except per share data)
Net income available to holders of Ordinary Shares:
As reported	$425,238	$436,093
Add: Stock-based compensation expense included in reported net income, net of income tax	9,247	9,957
Deduct: Compensation expense, net of income tax	12,430	21,002
Pro forma	$422,055	$425,048
Basic earnings per share:
As reported	$1.50	$1.56
Pro forma	$1.49	$1.52
Diluted earnings per share:
As reported	$1.48	$1.53
Pro forma	$1.47	$1.50

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

In December 2004, the Financial Accounting Standards Board (FASB) issued FAS 123R “Share-Based Payment – a revision of FAS 123” that supersedes APB 25, Accounting for Stock Issued to Employees. This statement requires all companies to measure and record compensation cost for all share-based payment awards (including employee stock options) at grant-date fair value. In accordance with APB 25, the Company has not recognized compensation expense for employee stock options in net income because the exercise price equaled the market value of the underlying common stock on the grant date. In addition, the Company has not recognized expenses related to its employee stock purchase plan. Upon adopting FAS 123R the Company will be required to expense employee stock options and its employee stock purchase plan. On April 14, 2005, the SEC delayed the required effective date of FAS 123R for public companies. FAS 123R is now effective for public companies for annual, rather than interim, periods that begin after June 15, 2005. Accordingly, the Company has decided to delay its adoption of FAS 123R to January 1, 2006.

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

b)	Fixed maturities

The fair values and amortized costs of fixed maturities at March 31, 2005, are as follows:

	Available for Sale (Restated)		Held to Maturity
	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(in thousands of U.S. dollars)
U.S. Treasury and agency	$2,162,614	$2,173,338	$1,081,940	$1,081,944
Foreign	5,361,068	5,297,476	43,652	43,682
Corporate securities	8,104,800	8,019,819	717,601	718,693
Mortgage-backed securities	4,430,737	4,459,831	1,080,909	1,081,477
States, municipalities and political subdivisions	276,623	266,599	282,547	285,225

	$20,335,842	$20,217,063	$3,206,649	$3,211,021

The fixed maturities by contractual maturity at March 31, 2005, are as follows:

	Available for Sale (Restated)		Held to Maturity
	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(in thousands of U.S. dollars)
Maturity period
Less than 1 year	$1,264,400	$1,258,236	$146,963	$147,041
1 – 5 years	7,636,995	7,610,396	957,124	959,300
5 – 10 years	5,538,729	5,458,966	932,652	933,979
Greater than 10 years	1,537,567	1,502,600	89,001	89,224

	15,977,691	15,830,198	2,125,740	2,129,544
Mortgage-backed securities	4,358,151	4,386,865	1,080,909	1,081,477

	$20,335,842	$20,217,063	$3,206,649	$3,211,021

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

c)	Gross unrealized loss

The following table summarizes, for all securities in an unrealized loss position at March 31, 2005, the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position.

	0 - 12 Months		Over 12 Months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in thousands of U.S. dollars) (Restated)
U.S. Treasury and agency	$2,715,193	$(18,607)	$36,909	$(1,810)	$2,752,102	$(20,417)
Foreign	3,336,616	(26,106)	—	—	3,336,616	(26,106)
Corporate securities	5,684,268	(81,318)	31,170	(608)	5,715,438	(81,926)
Mortgage-backed securities	4,525,699	(42,325)	27,782	(1,246)	4,553,481	(43,571)
States, municipalities and political subdivisions	327,454	(3,833)	—	—	327,454	(3,833)

Total fixed maturities	16,589,230	(172,189)	95,861	(3,664)	16,685,091	(175,853)
Equities	552,231	(20,744)	—	—	552,231	(20,744)
Other investments	—	—	—	—	—	—

Total	$17,141,461	$(192,933)	$95,861	$(3,664)	$17,237,322	$(196,597)

4.	Goodwill

All goodwill recognized in the Company’s consolidated balance sheet is assigned to one or more reporting units and each unit is tested for impairment annually. During the quarter ended March 31, 2005, the Company completed the sale of a wholly-owned service company which at the time of the sale was carrying goodwill of $4 million on their financial statements. The following table details the movement in goodwill by segment for the three months ended March 31, 2005.

	Insurance – North American	Insurance – Overseas General	Global Reinsurance	ACE Consolidated
	(in thousands of U.S. dollars) (Restated)
Goodwill at beginning of period	$1,171,874	$1,162,617	$364,958	$2,699,449
Sale of subsidiary	(4,000)	—	—	(4,000)

Goodwill at end of period	$1,167,874	$1,162,617	$364,958	$2,695,449

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	Reinsurance

a)	Consolidated reinsurance

The Company purchases reinsurance to manage various exposures including catastrophe risks. Although reinsurance agreements contractually obligate the Company’s reinsurers to reimburse it for the agreed-upon portion of its gross paid losses, they do not discharge the primary liability of the Company. The amounts for net premiums written and net premiums earned in the statements of operations are net of reinsurance. Direct, assumed and ceded premiums for the periods indicated are as follows:

	Three Months Ended March 31
	2005 (Restated)	2004 (Restated)
	(in thousands of U.S. dollars)
Premiums written
Direct	$3,321,896	$3,391,665
Assumed	1,221,270	1,026,079
Ceded	(1,176,864)	(1,197,577)

Net	$3,366,302	$3,220,167

Premiums earned
Direct	$2,957,935	$3,048,757
Assumed	959,120	583,044
Ceded	(1,040,228)	(1,044,644)

Net	$2,876,827	$2,587,157

b)	Reinsurance recoverable on ceded reinsurance

The composition of the Company’s reinsurance recoverable at March 31, 2005 and December 31, 2004, is as follows:

	March 31 2005 (Restated)	December 31 2004 (Restated)
	(in thousands of U.S. dollars)
Reinsurance recoverable on paid losses and loss expenses	$1,204,396	$1,209,731
Bad debt reserve on paid losses and loss expenses	(305,229)	(308,921)
Reinsurance recoverable on future policy benefits	13,978	15,271
Reinsurance recoverable on unpaid losses and loss expenses	13,966,660	14,585,562
Bad debt reserve on unpaid losses and loss expenses	(611,515)	(619,424)

Net reinsurance recoverable	$14,268,290	$14,882,219

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Following is a breakdown of the Company’s reinsurance recoverable on paid losses at March 31, 2005 and December 31, 2004.

	March 31, 2005 (Restated)			December 31, 2004 (Restated)
Category	Amount	Bad Debt Reserve	% of Total Reserve	Amount	Bad Debt Reserve	% of Total Reserve
	(in millions of U.S. dollars)
General collections	$712	$37	5.2%	$716	$37	5.2%
Other	492	268	54.5%	494	272	55.1%

Total	$1,204	$305	25.3%	$1,210	$309	25.5%

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

Under reinsurance programs covering living benefit guarantees, the Company assumes the risk of guaranteed minimum income benefits (GMIBs) associated with variable annuity contracts. The GMIB risk is triggered if, at the time the contract holder elects to convert the accumulated account value to a periodic payment stream (annuitize), the accumulated account value is not sufficient to provide a guaranteed minimum level of monthly income. The Company’s GMIB reinsurance product meets the definition of a derivative for accounting purposes and is therefore carried at fair value with changes in fair value recognized in income in the period of the change pursuant to FAS 133 and classified as described below. As the assuming entity, the Company is obligated to provide coverage until the expiration of the underlying annuities. Premiums received under the reinsurance treaties are classified as premium. Expected losses allocated to premiums received are classified as life and annuity benefits and valued pursuant to SOP 03-1, similar to GMDB reinsurance. Other changes in fair value, principally arising from changes in expected losses allocated to expected future premiums, are classified as realized gains (losses). As fair value generally represents the cost to exit a business and thus includes a risk margin, the Company may recognize a loss for other changes in fair value during a given period due to adverse changes in the capital markets (e.g., declining interest rates and/or declining equity markets) even when the Company continues to expect the business to be profitable. Management believes this presentation provides the most meaningful disclosure of changes in the underlying risk within the GMIB reinsurance programs for a given reporting period.

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

b)	Credit facilities

On July 1, 2005, the Company replaced two letter of credit facilities which in aggregate permitted up to $1.35 billion of LOCs with two new letter of credit facilities permitting up to $1.5 billion of LOCs. During the quarter ended June 30, 2005, the Company reduced the facility used to fulfill the requirements of Lloyd’s for open years of account, from £380 million to £284 million.

c)	Legal proceedings

(i)	Claims and Other Litigation

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

	Three Months Ended March 31
	2005 (Restated)	2004 (Restated)
	(in thousands of U.S. dollars)
Equity in net income of partially- owned companies	$(11,615)	$(1,446)
Minority interest expense	5,057	5,700
Other	941	1,400
Goodwill impairment	—	11,305

Other (income) expense	$(5,617)	$16,959

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.	Earnings per share

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Three Months Ended March 31
	2005 (Restated)	2004 (Restated)
	(in thousands of U.S. dollars, except share and per share data)
Numerator:
Net income	$436,574	$447,429
Dividends on Preferred Shares	(11,336)	(11,336)

Net income available to holders of Ordinary Shares	$425,238	$436,093

Denominator:
Denominator for basic earnings per share:
Weighted average shares outstanding	283,179,820	278,937,204
Effect of other dilutive securities	4,385,550	5,352,364

Denominator for diluted earnings per share:
Adjusted weighted average shares outstanding and assumed conversions	287,565,370	284,289,568

Basic earnings per share	$1.50	$1.56

Diluted earnings per share	$1.48	$1.53

11.	Taxation

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The income tax provision for the periods indicated is as follows:

	Three Months Ended March 31
	2005 (Restated)	2004 (Restated)
	(in thousands of U.S. dollars)
Current tax expense	$63,955	$67,459
Deferred tax expense	61,955	56,390

Provision for income taxes	$125,910	$123,849

The weighted average expected tax provision has been calculated using pre-tax accounting income (loss) in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. A reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate for the periods indicated is provided below.

	Three Months Ended March 31
	2005 (Restated)	2004 (Restated)
	(in thousands of U.S. dollars)
Expected tax provision at weighted average rate	$131,051	$123,904
Permanent differences
Tax-exempt interest	(1,673)	(4,098)
American Jobs Creation Act Repatriation	(8,356)	—
Other	2,748	(3,342)
Goodwill	—	3,957
Net withholding taxes	2,140	3,428

Total provision for income taxes	$125,910	$123,849

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The components of the net deferred tax asset for the periods indicated are as follows:

	March 31 2005 (Restated)	December 31 2004 (Restated)
	(in thousands of U.S. dollars)
Deferred tax assets
Loss reserve discount	$605,103	$607,354
Unearned premium reserve	155,015	142,540
Foreign tax credits	448,345	431,437
Investments	127,663	127,078
Bad debts	172,735	171,432
Net operating loss carry-forward	155,918	228,264
Other, net	69,014	72,959

Total deferred tax assets	1,733,793	1,781,064

Deferred tax liabilities
Deferred policy acquisition costs	134,583	131,805
Unrealized appreciation on investments	66,561	135,158
Unremitted foreign earnings	265,920	251,122

Total deferred tax liabilities	467,064	518,085

Valuation allowance	88,919	89,563

Net deferred tax asset	$1,177,810	$1,173,416

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

In January 2005 and May 2005, the United States Treasury issued its guidance on selected provisions of the Act and on July 21, 2005, the Tax Technical Corrections Act of 2005 was introduced (H.R. 3376 and S. 1447). Guidance issued to date provides clarification on several technical issues, with the remaining issues addressed in the proposed Technical Corrections Act.

During the three and six months ended June 30, 2005, the Company repatriated foreign earnings of approximately $325 million and $367 million, respectively, subject to Domestic Reinvestment Plans that would qualify under the Act based on

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

the guidance issued to date. Of the $367 million repatriated foreign earnings to date, approximately $250 million will qualify for preferential tax treatment. For the three and six months ended June 30, 2005, the tax benefit associated with these repatriations was $19 million and $27 million, respectively, and was a result of the reduction of the net deferred tax liability associated with these repatriated earnings, based on guidance issued to date. The tax benefit recorded in the quarter ended June 30, 2005 included the tax benefit associated with distributions in that quarter, as well as adjustments to the previously recorded tax benefits based on United States Treasury guidance issued in May 2005. The tax benefit recorded to date may increase by as much as approximately $7 million if the Tax Technical Corrections Act of 2005 is passed.

Additional earnings repatriations up to the limitation under the Act of $500 million may be completed through the remainder of 2005. Based on guidance issued to date, the Company is evaluating potential additional repatriations and is not in a position to complete the evaluation or determine the total associated tax impact as a result of the Act. However, based on its analysis to date, it is possible that the Company may ultimately repatriate up to an additional $250 million up to the limitation of qualifying dividends, with an associated tax benefit of up to $44 million. The Company expects to be in a position to finalize its assessment by September 2005.

12.	Information provided in connection with outstanding debt of subsidiary

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Balance Sheet at March 31, 2005

(in thousands of U.S. dollars)

(Restated)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	ACE Limited Consolidated
Assets
Investments	$58,225	$14,386,304	$13,231,902	$—	$27,676,431
Cash	33,736	232,668	307,714	—	574,118
Insurance and reinsurance balances receivable	—	2,872,539	822,127	—	3,694,666
Reinsurance recoverable	—	13,371,112	897,178	—	14,268,290
Goodwill	—	2,213,408	482,041	—	2,695,449
Investments in subsidiaries	10,477,595	—	—	(10,477,595)	—
Due (to) from subsidiaries and affiliates, net	50,957	(179,817)	179,817	(50,957)	—
Other assets	38,247	5,786,442	2,275,088	—	8,099,777

Total assets	$10,658,760	$38,682,656	$18,195,867	$(10,528,552)	$57,008,731

Liabilities
Unpaid losses and loss expenses	$—	$23,186,669	$8,238,956	$—	$31,425,625
Unearned premiums	—	4,898,318	1,628,713	—	6,527,031
Future policy benefits for life and annuity contracts	—	—	507,186	—	507,186
Short-term debt	—	—	147,059	—	147,059
Long-term debt	499,662	1,099,346	250,000	—	1,849,008
Trust preferred securities	—	412,373	—	—	412,373
Other liabilities	189,374	4,446,629	1,534,722	—	6,170,725

Total liabilities	689,036	34,043,335	12,306,636	—	47,039,007

Total shareholders’ equity	9,969,724	4,639,321	5,889,231	(10,528,552)	9,969,724

Total liabilities and shareholders’ equity	$10,658,760	$38,682,656	$18,195,867	$(10,528,552)	$57,008,731

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)	Includes ACE Limited parent company eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Balance Sheet at December 31, 2004

(in thousands of U.S. dollars)

(Restated)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	ACE Limited Consolidated
Assets
Investments	$81,919	$14,182,263	$12,661,179	$—	$26,925,361
Cash	6,327	116,323	375,246	—	497,896
Insurance and reinsurance balances receivable	—	2,508,100	746,965	—	3,255,065
Reinsurance recoverable	—	13,779,754	1,102,465	—	14,882,219
Goodwill	—	2,213,408	486,041	—	2,699,449
Investments in subsidiaries	10,509,227	—	—	(10,509,227)	—
Other assets	35,831	5,359,211	2,527,945	—	7,922,987

Total assets	$10,633,304	$38,159,059	$17,899,841	$(10,509,227)	$56,182,977

Liabilities
Unpaid losses and loss expenses	$—	$23,258,462	$8,224,969	$—	$31,483,431
Unearned premiums	—	4,448,329	1,534,568	—	5,982,897
Future policy benefits for life and annuity contracts	—	—	509,005	—	509,005
Due to (from) subsidiaries and affiliates, net	123,689	164,114	(164,114)	(123,689)	—
Short-term debt	—	—	146,295	—	146,295
Long-term debt	499,620	1,099,307	250,000	—	1,848,927
Trust preferred securities	—	412,373	—	—	412,373
Other liabilities	164,603	4,307,899	1,482,155	—	5,954,657

Total liabilities	787,912	33,690,484	11,982,878	(123,689)	46,337,585

Total shareholders’ equity	9,845,392	4,468,575	5,916,963	(10,385,538)	9,845,392

Total liabilities and shareholders’ equity	$10,633,304	$38,159,059	$17,899,841	$(10,509,227)	$56,182,977

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)	Includes ACE Limited parent company eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Operations

For the three months ended March 31, 2005

(in thousands of U.S. dollars)

(Restated)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	ACE Limited Consolidated
Net premiums written	$—	$1,992,093	$1,374,209	$—	$3,366,302
Net premiums earned	—	1,678,168	1,198,659	—	2,876,827
Net investment income	(215)	142,142	143,091	—	285,018
Equity in earnings of subsidiaries	480,558	—	—	(480,558)	—
Net realized gains (losses)	(4,414)	17,449	(27,007)	—	(13,972)
Losses and loss expenses	—	1,073,073	715,788	—	1,788,861
Life and annuity benefits	—	—	34,837	—	34,837
Policy acquisition costs and administrative expenses	32,230	416,174	281,965	(5,740)	724,629
Interest expense	7,125	31,935	5,575	(1,956)	42,679
Other (income) expense	—	694	(6,311)	—	(5,617)
Income tax expense	—	103,522	22,388	—	125,910

Net income	$436,574	$212,361	$260,501	$(472,862)	$436,574

Condensed Consolidating Statement of Operations

For the three months ended March 31, 2004

(in thousands of U.S. dollars)

(Restated)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	ACE Limited Consolidated
Net premiums written	$—	$1,789,063	$1,431,104	$—	$3,220,167
Net premiums earned	—	1,340,863	1,246,294	—	2,587,157
Net investment income	4,472	102,015	138,763	(3,236)	242,014
Equity in earnings of subsidiaries	492,649	—	—	(492,649)	—
Net realized gains (losses)	(14,021)	35,474	35,642	—	57,095
Losses and loss expenses	—	876,593	652,900	—	1,529,493
Life and annuity benefits	—	—	41,724	—	41,724
Policy acquisition costs and administrative expenses	28,421	337,658	313,312	3,149	682,540
Interest expense	6,280	32,536	6,733	(1,277)	44,272
Other (income) expense	—	3,064	13,895	—	16,959
Income tax expense	970	81,523	41,356	—	123,849

Net income	$447,429	$146,978	$350,779	$(497,757)	$447,429

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)	Includes ACE Limited parent company eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the three months ended March 31, 2005

(in thousands of U.S. dollars)

(Restated)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	ACE Limited Consolidated
Net cash flows from (used for) operating activities	$(11,525)	$715,370	$509,680	$1,213,525

Cash flows used for investing activities
Purchases of fixed maturities available for sale	23,734	(2,654,698)	(3,398,805)	(6,029,769)
Purchases of equity securities	—	(102,299)	(77,573)	(179,872)
Sales of fixed maturities available for sale	—	1,918,706	3,129,849	5,048,555
Sales of equity securities	—	54,918	30,217	85,135
Net proceeds from the settlement of investment derivatives	(4,414)	—	4,465	51
Capitalization of subsidiaries	(100,000)	100,000	—	—
Dividends received from subsidiaries	274,912	—	(274,912)	—
Other	—	804	(30,981)	(30,177)

Net cash flows from (used for) investing activities	$194,232	$(682,569)	$(617,740)	$(1,106,077)

Cash flows from (used for) financing activities
Dividends paid on Ordinary Shares	(59,739)	—	—	(59,739)
Dividends paid on Preferred Shares	(11,213)	—	—	(11,213)
Net proceeds from short-term debt	—	—	764	764
Proceeds from exercise of options for Ordinary Shares	38,866	—	—	38,866
Proceeds from Ordinary Shares issued under ESPP	3,911	—	—	3,911
Advances (to) from affiliates	(127,123)	(24,085)	151,208	—

Net cash flows from (used for) financing activities	$(155,298)	$(24,085)	$151,972	$(27,411)

Effect of foreign currency rate changes on cash and cash equivalents	$—	$(1,580)	$(2,235)	$(3,815)

Net increase in cash	27,409	7,136	41,677	76,222
Cash – beginning of period	6,327	225,532	266,037	497,896

Cash – end of period	$33,736	$232,668	$307,714	$574,118

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the three months ended March 31, 2004

(in thousands of U.S. dollars)

(Restated)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	ACE Limited Consolidated
Net cash flows from (used for) operating activities	$(29,876)	$798,666	$407,119	$1,175,909

Cash flows from (used for) investing activities
Purchases of fixed maturities	(26,877)	(2,911,988)	(3,065,021)	(6,003,886)
Purchases of equity securities	—	(36,302)	(72,874)	(109,176)
Sales of fixed maturities	—	2,039,543	2,855,605	4,895,148
Sales of equity securities	—	35,840	69,529	105,369
Maturities of fixed maturities	—	—	160	160
Net proceeds from (payments made on) the settlement of investment derivatives	(14,021)	—	13,144	(877)
Capitalization of subsidiaries	(37,987)	57,994	(20,007)	—
Dividends received from subsidiaries	235,834	—	(235,834)	—
Other	—	86,671	(79,739)	6,932

Net cash flows from (used for) investing activities	$156,949	$(728,242)	$(535,037)	$(1,106,330)

Cash flows from (used for) financing activities
Dividends paid on Ordinary Shares	(53,182)	—	—	(53,182)
Dividends paid on Preferred Shares	(11,213)	—	—	(11,213)
Proceeds from short-term debt, net	—	(14)	—	(14)
Proceeds from exercise of options for Ordinary Shares	34,406	—	—	34,406
Proceeds from Ordinary Shares issued under ESPP	3,683	—	—	3,683
Advances to (from) affiliates	(108,927)	26,204	82,723	—

Net cash flows from (used for) financing activities	$(135,233)	$26,190	$82,723	$(26,320)

Effect of foreign currency rate changes on cash and cash equivalents	$—	$3,932	$5,045	$8,977

Net increase (decrease) in cash	(8,160)	100,546	(40,150)	52,236
Cash – beginning of period	27,260	164,872	366,812	558,944

Cash – end of period	$19,100	$265,418	$326,662	$611,180

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13.	Segment information

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Statement of Operations by Segment

For the three months ended March 31, 2005

(in thousands of U.S. dollars)

(Restated)

	Insurance – North American	Insurance- Overseas General	Global Reinsurance	Corporate and Other	Consolidated Property & Casualty(1)	Financial Services	ACE Consolidated
Gross premiums written	$2,150,434	$1,636,674	$535,680	$—	$4,322,788	$162,705	$4,485,493
Net premiums written	1,424,797	1,195,343	526,879	—	3,147,019	161,634	3,308,653
Net premiums earned	1,285,486	1,087,476	356,606	—	2,729,568	89,662	2,819,230
Losses and loss expenses	891,618	609,973	205,450	(888)	1,706,153	82,708	1,788,861
Policy acquisition costs	117,403	192,112	72,985	—	382,500	2,006	384,506
Administrative expenses	110,917	147,642	15,303	56,240	330,102	4,106	334,208

Underwriting income (loss)	165,548	137,749	62,868	(55,352)	310,813	842	311,655

Life
Gross premiums written	—	—	57,673	—	—	—	57,673
Net premiums written	—	—	57,649	—	—	—	57,649
Net premiums earned	—	—	57,597	—	—	—	57,597
Life and annuity benefits	—	—	34,837	—	—	—	34,837
Policy acquisition costs	—	—	4,108	—	—	—	4,108
Administrative expenses	—	—	1,807	—	—	—	1,807
Net investment income	—	—	9,189	—	—	—	9,189

Underwriting income	—	—	26,034	—	—	—	26,034

Net investment income	130,729	74,325	39,357	(200)	244,211	31,618	275,829
Net realized gains (losses)	(10,642)	17,641	(22,131)	(4,415)	(19,547)	5,575	(13,972)
Interest expense	5,151	—	766	36,762	42,679	—	42,679
Other (income) expense	228	5,970	942	(294)	6,846	(12,463)	(5,617)
Income tax expense (benefit)	80,205	51,577	9,133	(20,653)	120,262	5,648	125,910

Net income (loss)	$200,051	$172,168	$95,287	$(75,782)	$365,690	$44,850	$436,574

(1)	Excludes life reinsurance business.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Statement of Operations by Segment

For the three months ended March 31, 2004

(in thousands of U.S. dollars)

(Restated)

	Insurance – North American	Insurance - Overseas General	Global Reinsurance	Corporate and Other	Consolidated Property & Casualty(1)	Financial Services	ACE Consolidated
Gross premiums written	$1,905,331	$1,673,610	$578,781	$—	$4,157,722	$207,566	$4,365,288
Net premiums written	1,211,449	1,178,263	571,604	—	2,961,316	207,784	3,169,100
Net premiums earned	1,006,776	1,019,280	331,657	—	2,357,713	178,913	2,536,626
Losses and loss expenses	697,460	586,415	159,686	—	1,443,561	85,932	1,529,493
Policy acquisition costs	100,463	184,632	63,997	—	349,092	10,595	359,687
Administrative expenses	103,276	137,516	18,572	32,735	292,099	24,519	316,618

Underwriting income (loss)	105,577	110,717	89,402	(32,735)	272,961	57,867	330,828

Life
Gross premiums written	—	—	52,456	—	—	—	52,456
Net premiums written	—	—	51,067	—	—	—	51,067
Net premiums earned	—	—	50,531	—	—	—	50,531
Life and annuity benefits	—	—	41,724	—	—	—	41,724
Policy acquisition costs	—	—	5,227	—	—	—	5,227
Administrative expenses	—	—	1,008	—	—	—	1,008
Net investment income	—	—	8,391	—	—	—	8,391

Underwriting income	—	—	10,963	—	—	—	10,963

Net investment income	103,934	50,002	26,465	217	180,618	53,005	233,623
Net realized gains (losses)	51,560	24,185	(9,625)	(14,021)	52,099	4,996	57,095
Interest expense	5,155	—	—	37,666	42,821	1,451	44,272
Other (income) expense	3,295	3,389	(588)	—	6,096	10,863	16,959
Income tax expense (benefit)	61,901	51,777	3,123	(13,431)	103,370	20,479	123,849

Net income (loss)	$190,720	$129,738	$114,670	$(70,774)	$353,391	$83,075	$447,429

(1)	Excludes life reinsurance business.

Underwriting assets for property and casualty and financial services are reviewed in total by management for purposes of decision-making. The Company does not allocate assets to its segments. Assets are specifically identified for our life reinsurance operations and corporate holding companies, including ACE Limited and ACE INA Holdings.

The following table summarizes the identifiable assets at March 31, 2005 and December 31, 2004.

	March 31 2005 (Restated)	December 31 2004 (Restated)
	(in millions of U.S. dollars)
Life reinsurance	$773	$749
Corporate	2,216	2,125
All other	54,020	53,309

Total assets	$57,009	$56,183

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables summarize the revenues of each segment by product offering for the periods indicated.

Net premiums earned by type of premium

	Property & Casualty	Life, Accident & Health	Financial Services	ACE Consolidated
	(in millions of U.S. dollars)
Three Months Ended March 31, 2005 (Restated)
Insurance – North American	$1,238	$47	$—	$1,285
Insurance – Overseas General	836	252	—	1,088
Global Reinsurance	356	58	—	414
Financial Services	—	—	90	90

	$2,430	$357	$90	$2,877

Three Months Ended March 31, 2004 (Restated)
Insurance – North American	$965	$42	$—	$1,007
Insurance – Overseas General	806	213	—	1,019
Global Reinsurance	332	51	—	383
Financial Services	—	—	179	179

	$2,103	$306	$179	$2,588

The following table summarizes the Company’s gross premiums written by geographic region for the periods indicated. Allocations have been made on the basis of location of risk.

Three Months Ended	North America	Europe	Australia & New Zealand	Asia Pacific	Latin America
March 31, 2005	58%	28%	2%	7%	5%
March 31, 2004	60%	27%	3%	6%	4%

14.	Restatement of previously issued financial statements

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

In addition to the eight contracts identified in the investigation, the Company has corrected the accounting for certain deferred compensation plans as well as certain unrelated, previously known, errors, which were considered immaterial to require a restatement, but had been corrected in the periods identified.

Pursuant to these corrections, the Company has restated its previously reported financial statements as of and for the years ended December 31, 2004, 2003, 2002, 2001, and 2000, as well as each of the quarters in the years 2004 and 2003. Consequently, ACE’s previously issued financial statements for these periods should no longer be relied upon. As of March 31, 2005, ACE was in compliance with all debt covenants after considering the impact of the restatement.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Reinsurance Contracts Purchased. Management has concluded that three ceded reinsurance contracts historically accounted for as reinsurance did not transfer sufficient risk at their inception. The change from reinsurance to deposit accounting for these contracts had the most significant effect on our historical financial statements relative to other corrections, comprising the majority of the change in yearly or quarterly net income related to the restatement. For the quarters ended March 31, 2005 and 2004, respectively, the restatement of these contracts resulted in an increase (decrease) in net income of $183 thousand and $(485) thousand.

Insurance and Reinsurance Contracts Sold. Management has concluded that two insurance contracts sold by a Bermuda subsidiary and one reinsurance contract sold by an ACE USA subsidiary did not assume sufficient risk. These contracts were terminated prior to the restatement and covered periods from 1999 through the first quarter of 2004. For the quarters ended March 31, 2005 and 2004, respectively, the restatement of these contracts resulted in an increase in net income of $0 and $79 thousand.

Intercompany Transactions. The investigation identified one intercompany transaction that should have been accounted for as a deposit and one intercompany transaction in which the contract was not properly eliminated in consolidation. For the quarters ended March 31, 2005 and 2004, respectively, the restatement of these contracts resulted in an increase in net income of $0 and $4 thousand.

Other Adjustments. The accounting for certain deferred compensation plans has been corrected in connection with the restatement. ACE has revised the original accounting for these plans from that of a fixed plan to a variable plan and has thus recognized compensation expense that had previously not been recognized. Other adjustments were also recorded in connection with the restatement that includes miscellaneous corrections previously made in ACE’s financial statements, such as the write-off of certain balance sheet accounts in connection with reconciliations prepared during its internal controls effort in 2004. Through the restatement, ACE is reallocating adjustments made in previous reporting periods to their proper periods. For the quarters ended March 31, 2005 and 2004, respectively, the restatement of these items resulted in an increase in net income of $3.4 million and $1 million.

Effect of Restatement

The effect of the restatement on shareholders’ equity is as follows:

	March 31 2005	March 31 2004
	(in thousands of U.S. dollars)
Shareholders’ equity as reported	$9,965,300	$9,396,820
Restatement adjustments:
Net income	3,546	604
Additional paid in capital	4,833	1,661
Net unrealized depreciation on investments	(11,352)	2,341
Cumulative translation adjustments	—	(6,351)
Cumulative effect of restatement	7,397	(6,200)

Shareholders’ equity restated	$9,969,724	$9,388,875

The effect of the restatement on the Consolidated Financial Statements is included in the tables below. The cash flow was adjusted to reflect the consolidation of the trusts described above and other miscellaneous corrections.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Consolidated Balance Sheets, March 31, 2005 and 2004

	2005 (As reported)	2005 (Restated)	2004 (As reported)	2004 (Restated)
	(in thousands of U.S. dollars)
Assets
Investments
Fixed maturities, available for sale, at fair value	$20,188,127	$20,335,842	$21,010,978	$21,150,315
Fixed to maturities, held to maturity, at amortized cost	3,211,021	3,211,021	—	—
Equity securities, at fair value	1,350,993	1,350,993	590,512	590,512
Short-term investments, at fair value	2,135,226	2,156,461	2,122,663	2,129,525
Other investments	521,157	622,114	374,401	465,200

Total investments	27,406,524	27,676,431	24,098,554	24,335,552

Cash	574,118	574,118	613,886	611,180
Securities lending collateral	1,255,326	1,255,326	1,207,953	1,207,953
Accrued investment income	306,828	308,826	275,888	277,425
Insurance and reinsurance balances receivable	3,692,013	3,694,666	3,492,535	3,483,902
Accounts and notes receivable	195,382	195,382	170,083	168,686
Reinsurance recoverable	14,608,236	14,268,290	14,062,255	13,322,442
Deferred policy acquisition costs	999,633	999,633	1,108,456	1,108,456
Prepaid reinsurance premiums	1,426,971	1,426,971	1,578,228	1,443,794
Funds withheld	298,147	298,147	238,833	239,669
Value of reinsurance business assumed	274,010	274,010	328,039	328,039
Goodwill	2,608,449	2,695,449	2,699,525	2,786,525
Deferred tax assets	1,171,745	1,177,810	997,034	1,021,776
Investments in partially-owned insurance companies	822,588	815,707	268,110	268,110
Other assets	1,324,795	1,347,965	1,339,170	1,722,414

Total assets	$56,964,765	$57,008,731	$52,478,549	$52,325,923

Liabilities
Unpaid losses and loss expenses	$31,425,625	$31,425,625	$27,696,872	$27,624,578
Unearned premiums	6,527,031	6,527,031	6,929,562	6,731,438
Future policy benefits for life and annuity contracts	507,186	507,186	495,780	495,780
Funds withheld	131,020	131,020	188,275	187,943
Insurance and reinsurance balances payable	2,259,848	2,290,038	2,145,287	2,220,694
Deposit liabilities	301,524	301,524	217,443	217,564
Securities lending collateral	1,255,326	1,255,326	1,207,953	1,207,953
Payable for securities purchased	629,614	629,614	569,861	569,861
Accounts payable, accrued expenses and other liabilities	1,493,507	1,502,859	1,194,625	1,245,166
Dividends payable	60,344	60,344	53,717	53,717
Short-term debt	147,059	147,059	545,713	545,713
Long-term debt	1,849,008	1,849,008	1,349,268	1,349,268
Trust preferred securities	412,373	412,373	487,373	487,373

Total liabilities	46,999,465	47,039,007	43,081,729	42,937,048

Commitments and contingencies Shareholders’ equity
Preferred Shares	2,300	2,300	2,300	2,300
Ordinary Shares	11,973	11,973	11,781	11,781
Additional paid-in capital	5,002,701	5,007,534	4,863,868	4,865,529
Unearned stock grant compensation	(114,581)	(114,581)	(97,888)	(97,888)
Retained earnings	4,603,645	4,614,588	3,762,514	3,756,918
Deferred compensation obligation	12,273	12,273	16,648	16,648
Accumulated other comprehensive income	459,262	447,910	854,245	850,235
Ordinary Shares issued to employee trust	(12,273)	(12,273)	(16,648)	(16,648)

Total shareholders’ equity	9,965,300	9,969,724	9,396,820	9,388,875

Total liabilities and shareholders’ equity	$56,964,765	$57,008,731	$52,478,549	$52,325,923

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Consolidated Statements of Operations for three months ended March 31, 2005 and 2004

	2005 (As reported)	2005 (Restated)	2004 (As reported)	2004 (Restated)
	(in thousands of U.S. dollars, except per share data)
Revenues
Gross premiums written	$4,542,531	$4,543,166	$4,415,475	$4,417,744
Reinsurance premiums ceded	(1,177,389)	(1,176,864)	(1,177,309)	(1,197,577)

Net premiums written	3,365,142	3,366,302	3,238,166	3,220,167
Change in unearned premiums	(489,255)	(489,475)	(638,489)	(633,010)

Net premiums earned	2,875,887	2,876,827	2,599,677	2,587,157
Net investment income	283,647	285,018	237,920	242,014
Net realized gains (losses)	(3,852)	(13,972)	57,261	57,095

Total revenues	3,155,682	3,147,873	2,894,858	2,886,266

Expenses
Losses and loss expenses	1,785,763	1,788,861	1,542,597	1,529,493
Life and annuity benefits	34,837	34,837	41,724	41,724
Policy acquisition costs	388,614	388,614	364,914	364,914
Administrative expenses	355,537	336,015	314,905	317,626
Interest expense	42,679	42,679	44,272	44,272
Other (income) expense	(4,559)	(5,617)	17,080	16,959

Total expenses	2,602,871	2,585,389	2,325,492	2,314,988

Income (loss) before income tax	552,811	562,484	569,366	571,278
Income tax expense (benefit)	119,783	125,910	122,541	123,849

Net income	$433,028	$436,574	$446,825	$447,429

Basic earnings per share	$1.49	$1.50	$1.56	$1.56

Diluted earnings per share	$1.46	$1.48	$1.53	$1.53

Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004
	2005 (As Reported)	2005 (Restated)	2004 (As Reported)	2004 (Restated)
	(in thousands of U.S. dollars)
Net cash flows from operating activities	$1,210,312	$1,213,525	$1,161,903	$1,175,909

Net cash flows used for investing activities	(1,138,963)	(1,106,077)	(1,093,566)	(1,106,330)

Net cash flows used for financing activities	(27,411)	(27,411)	(26,320)	(26,320)

Effect of foreign currency rate changes on cash and cash equivalents	(3,815)	(3,815)	10,219	8,977

Net increase in cash	$40,123	$76,222	$52,236	$52,236
Cash – beginning of period	533,995	497,896	561,650	558,944

Cash – end of period	$574,118	$574,118	$613,886	$611,180

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations, financial condition, and liquidity and capital resources as of and for the three months ended March 31, 2005. Our results of operations and cash flows for any interim period are not necessarily indicative of our results for the full year. This discussion should be read in conjunction with our Consolidated Financial Statements and related notes and our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K/A for the year ended December 31, 2004.

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

ACE has been conducting, its own investigation that encompassed the subjects raised by the NYAG, the other state attorneys general and the SEC. The investigation has been conducted by a team from the firm of Debevoise & Plimpton LLP. The team is headed by former United States Attorney Mary Jo White and has operated under the direction of the Audit Committee of the Board of Directors. The Audit Committee of the Board of Directors has retained Cleary Gottlieb Steen & Hamilton, special outside counsel, to advise it in connection with these matters. ACE has terminated three employees, one of whom has pleaded guilty to a misdemeanor, and has suspended two other employees as a result of the internal investigation. ACE’s internal investigations pertaining to underwriting practices and non-traditional or loss mitigation insurance products are essentially complete. (See Note 14 to the accompanying Consolidated Financial Statements for further information concerning the investigation into non-traditional or loss mitigation products).

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

All of these suits seek compensatory damages without specifying an amount. As a result, ACE cannot at this time estimate its potential costs related to these legal matters and accordingly no liability for compensatory damages has been established in the Consolidated Financial Statements. The quarter ended March 31, 2005, includes approximately $30 million of investigation related expenses. Additionally, as of June 30, 2005, ACE has paid and accrued over $44 million for legal related fees since the investigation began. In the opinion of ACE’s management, ACE’s ultimate liability for these matters is not likely to have a material adverse effect on ACE’s consolidated financial condition, although it is possible that the effect could be material to ACE’s consolidated results of operations for an individual reporting period.

Restatement of Previously Issued Financial Statements

ACE has restated its financial statements for the years ended December 31, 2004, 2003, 2002, 2001, and 2000, each of the quarters in the years 2003 and 2004, and the quarter ended March 31, 2005. The primary purpose of the restatement is to correct the accounting treatment for eight finite risk transactions. ACE has also included in the restatement correction of certain unrelated errors, previously identified but considered to be of an immaterial nature. The cumulative impact of the restatement through the first quarter of 2005 is an increase of shareholders’ equity of $4 million. The cumulative effect of the restatement for certain finite contracts as of the first quarter of 2005 is to increase shareholders’ equity by approximately $16 million. The cumulative of the other unrelated corrections is to decrease shareholders’ equity by approximately $12 million. For additional information see Note 14 to the accompanying Consolidated Financial Statements and our Annual Report on Form 10-K/A for the year ended December 31, 2004 (Note 3 to the Consolidated Financial Statements) for a discussion of the restatement and a reconciliation of previously reported amounts to the restated amounts. All amounts included herein for the prior periods have been adjusted to reflect the restatement.

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

We believe our accounting policies for these items are of critical importance to our Consolidated Financial Statements. More information regarding our critical accounting estimates is included in the section entitled “Critical Accounting Estimates” in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K/A for the year ended December 31, 2004.

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

Consolidated Operating Results

	Three Months Ended March 31
	2005 (Restated)	2004 (Restated)
	(in millions of U.S. dollars)
Net premiums written	$3,366	$3,220
Net premiums earned	2,877	2,588
Net investment income	285	242
Net realized gains (losses)	(14)	57

Total revenues	3,148	2,887

Losses and loss expenses	1,789	1,529
Life and annuity benefits	35	42
Policy acquisition costs	388	365
Administrative expenses	336	318
Interest expense	42	44
Other (income) expense	(5)	17

Total expenses	$2,585	$2,315

Income before income tax	563	572
Income tax expense	126	124

Net income	$437	$448

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

The following table provides a consolidated breakdown of net premiums earned by line of business for the periods indicated.

	Three Months Ended March 31 (Restated)
	2005	% of total	2004	% of Total
	(in millions of U.S. dollars)		(in millions of U.S. dollars)
Property and all Other	$874	30%	$771	30%
Casualty	1,556	54%	1,332	51%
Personal Accident (A&H)	299	11%	255	10%

Total P&C	2,729	95%	2,358	91%
Global Re – life	58	2%	51	2%
Financial Services	90	3%	179	7%

Net premiums earned	$2,877	100%	$2,588	100%

Net premiums earned reflect the portion of net premiums written that were recorded as revenues for the period as the exposure period expires. Net premiums earned in our P&C business increased 16 percent (13 percent, adjusting for foreign exchange) in the quarter ended March 31, 2005, compared with the same quarter of 2004. Our Financial Services business reported a decrease in net premiums earned of 50 percent in the quarter ended March 31, 2005, compared with the same quarter of 2004. The change in net premiums earned for P&C business is consistent with the development in net premiums written. For our Financial Services segment, the decrease is primarily related to the sale of Assured Guaranty – the quarter ended March 31, 2004, included $87 million of net premiums earned from financial guaranty business prior to the IPO.

Net investment income increased 18 percent in the quarter ended March 31, 2005, compared with the same quarter of 2004. The increase in net investment income was primarily due to positive operating cash flows, which have resulted in a higher overall average invested asset base.

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

	Three Months Ended March 31
	2005 (Restated)	2004 (Restated)
Loss and loss expense ratio	63.5%	60.3%
Policy acquisition cost ratio	13.6%	14.2%
Administrative expense ratio	11.9%	12.5%
Combined ratio	89.0%	87.0%

Our loss and loss expense ratio increased 3.2 percentage points in the quarter ended March 31, 2005, compared with the same quarter of 2004. This increase was primarily due to a higher loss and loss expense ratio in our Financial Services segment and, to a lesser extent, net adverse prior period development. The following table shows the impact of prior period development on our loss and loss expense ratio for the periods indicated.

	Three Months Ended March 31
	2005 (Restated)	2004 (Restated)
Loss and loss expense ratio, as reported	63.5%	60.3%
Catastrophe losses	(0.1)%	—
Prior period development	(1.1)%	0.9%

Loss and loss expense ratio, adjusted	62.3%	61.2%

We recorded $3 million in catastrophe losses, related to European windstorms, in the quarter ended March 31, 2005, compared with nil in the same quarter of 2004. Our loss and loss expense ratio is also impacted by prior period development. Prior period development arises from changes to loss estimates recognized in the current year that relate to loss reserves first reported in previous calendar years and excludes the effect of losses from the development of earned premium from previous accident years. For purposes of analysis and disclosure, management views prior period development to be changes in the nominal value of loss estimates from period to period and excludes changes in loss estimates that do not arise from the emergence of claims, such as those related to uncollectible reinsurance, interest, or foreign currency. Accordingly, specific items excluded from prior period development include the following: gains/losses related to foreign currency translation that affect both the valuation of unpaid losses and loss expenses and losses incurred; losses recognized from the early termination or commutation of reinsurance agreements that principally relate to the time value of money; changes in the value of reinsurance business assumed reflected in losses incurred but principally related to the time value of money and losses that arise from changes in estimates of earned premiums from prior accident years. We experienced net adverse prior period development of $30 million for the quarter ended March 31, 2005, compared with net favorable prior period development of $22 million in the same quarter of 2004. Our Segment Operating Results, below, contain further detail of the prior period development recognized in our Consolidated Financial Statements.

Policy acquisition costs include commissions, premium taxes, underwriting and other costs that vary with, and are primarily related to, the production of premium. Administrative expenses include all other operating costs. Our policy acquisition cost ratio decreased in the quarter ended March 31, 2005, compared with the same quarter of 2004, primarily due to improvements in the Insurance – North American segment. Our administrative expenses increased primarily due to approximately $30 million of legal costs in connection with the investigations by the various attorneys general and related matters and $9 million due to costs associated with servicing business growth, partially offset by the decline of approximately $21 million as we no longer consolidate our interest in the Assured Guaranty companies. The Company’s proportionate share of Assured Guaranty’s earnings is reflected in other (income) expenses in the Financial Services segment. Our administrative expense ratio decreased primarily due to the increase in premiums earned.

Interest expense decreased in the quarter ended March 31, 2005, compared with the same quarter of 2004. This was primarily due to the $75 million of Capital Re LLC preferred securities which were outstanding during the quarter ended March 31, 2004, and redeemed on July 12, 2004.

Segment Operating Results – Three Months Ended March 31, 2005 and 2004

Our business consists of four segments: Insurance – North American, Insurance – Overseas General, Global Reinsurance, and Financial Services. Our Annual Report on Form 10-K/A for the year ended December 31, 2004, includes more information on each of our segments in the section entitled, “Segment Information”, under Item 1.

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

	Three Months Ended March 31
	2005 (Restated)	2004 (Restated)
	(in millions of U.S. dollars)
Net premiums written	$1,425	$1,211
Net premiums earned	1,285	1,007
Losses and loss expenses	892	698
Policy acquisition costs	117	100
Administrative expenses	111	103

Underwriting income	$165	$106

Net investment income	131	104
Net realized gains (losses)	(11)	52
Interest expense	5	5
Other expense	—	3
Income tax expense	80	63

Net income	$200	$191

Loss and loss expense ratio	69.4%	69.3%
Policy acquisition cost ratio	9.1%	10.0%
Administrative expense ratio	8.6%	10.3%
Combined ratio	87.1%	89.6%

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

The following tables provide an entity/divisional breakdown of Insurance – North American’s net premiums earned for the periods indicated.

	Three Months Ended March 31
	2005 (Restated)	% of total	2004	% of total
	(in millions of U.S. dollars)		(in millions of U.S. dollars)
Property and all Other	$320	25%	277	28%
Casualty	918	71%	688	68%
Personal Accident (A&H)	47	4%	42	4%

Net premiums earned	$1,285	100%	1,007	100%

	Three Months Ended March 31
	2005 (Restated)	2004
	(in millions of U.S. dollars)
ACE USA	$848	$650
ACE Westchester Specialty	332	254
ACE Bermuda	105	103

Net premiums earned	$1,285	$1,007

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

	Three Months Ended March 31
	2005 (Restated)	2004 (Restated)
Loss and loss expense ratio, as reported	69.4%	69.3%
Adverse prior period development	(1.7)%	(1.6)%

Loss and loss expense ratio, adjusted	67.7%	67.7%

The loss and loss expense ratio for the quarter ended March 31, 2005, was negatively impacted by net adverse prior period development of $22 million, representing 0.2 percent of the segment’s net unpaid loss and loss expense reserves at January 1, 2005. This compares with net adverse prior period development of $16 million for the same quarter of 2004, representing 0.2 percent of the segment’s net unpaid loss and loss expense reserves at January 1, 2004. The prior period development for the quarter ended March 31, 2005, was the net result of several underlying favorable and adverse movements, the most significant of which was $19 million of adverse prior period development impacting the 2002 and 2001 accident years relating to changes in the legal and claim positions on an account that provided financial guarantee insurance to a now bankrupt facility that ran leasing pools. The prior period development for the quarter ended March 31, 2004, was the net result of several underlying favorable and adverse movements. The adverse development related primarily to excess liability, aviation and auto residual value business, partially offset by favorable development on property, satellite and political risk business.

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

	Three Months Ended March 31
	2005 (Restated)	2004 (Restated)
	(in millions of U.S. dollars)
Net premiums written	$1,195	$1,178
Net premiums earned	1,088	1,019
Losses and loss expenses	610	586
Policy acquisition costs	192	185
Administrative expenses	148	138

Underwriting income	$138	$110

Net investment income	74	50
Net realized gains	18	24
Other expense	6	3
Income tax expense	52	51

Net income	$172	$130

Loss and loss expense ratio	56.1%	57.5%
Policy acquisition cost ratio	17.7%	18.1%
Administrative expense ratio	13.6%	13.5%
Combined ratio	87.4%	89.1%

Net premiums written increased one percent (decreased three percent adjusting for foreign exchange) in the quarter ended March 31, 2005, compared with the same quarter of 2004. Decreases in production were offset by the weakening of the U.S. dollar against the British pound sterling and the Euro.

ACE International’s P&C operations are organized geographically and along product lines. Property insurance products include traditional commercial fire coverage as well as energy industry-related coverages. Principal casualty products are commercial general liability and liability coverage for multinational organizations. Through our professional lines, we provide D&O and professional indemnity coverages for medium to large clients. The A&H insurance operations provide principally accident coverage to individuals and groups outside of U.S. insurance markets. ACE International’s net premiums written increased four percent (decreased one percent adjusting for foreign exchange) to $966 million for the quarter ended March 31, 2005, compared with $926 million for the same quarter of 2004. This increase was primarily due to the weakening of the U.S. dollar, as strong A&H growth was offset by lower P&C writings. ACE Europe, which accounted for approximately two-thirds of ACE International’s net premiums written for the quarter ended March 31, 2005, reported a decline in production, particularly on U.K. P&C business, as increased competitive conditions have resulted in lower rates and a deterioration of terms. ACE Latin American experienced robust demand for its A&H product offerings, particularly in Mexico and Brazil.

ACE Global Markets’ main lines of business include aviation, property, energy, professional lines, marine, political risk and A&H. ACE Global Markets’ net premiums written decreased nine percent (ten percent adjusting for foreign exchange) to $229 million in the quarter ended March 31, 2005, compared with $252 million in the same quarter of 2004. This decrease was due in part to rate reductions within the professional lines.

The following two tables provide a line of business and entity/divisional breakdown of Insurance – Overseas General’s net premiums earned for the periods indicated.

	Three Months Ended March 31 (Restated)
	2005	% of total	2004	% of total
	(in millions of U.S. dollars)		(in millions of U.S. dollars)
Property and all Other	$401	37%	$323	32%
Casualty	435	40%	483	47%
Personal Accident (A&H)	252	23%	213	21%

Net premiums earned	$1,088	100%	$1,019	100%

	Three Months Ended March 31
	2005 (Restated)	2004 (Restated)
	(in millions of U.S. dollars)
ACE Europe	$475	$463
ACE Asia Pacific	134	115
ACE Far East	99	96
ACE Latin America	102	80

ACE International	810	754
ACE Global Markets	278	265

Net premiums earned	$1,088	$1,019

Insurance – Overseas General increased net premiums earned seven percent in the quarter ended March 31, 2005, compared with the same quarter of 2004 (two percent adjusting for foreign exchange). The increase was primarily due to growth in property and A&H business at ACE International and aviation writings at ACE Global Markets, partially offset by decreases in casualty business across the segment, reflecting the decline in rates, late in 2004.

Insurance – Overseas General’s loss and loss expense ratio decreased 1.4 percentage points in the quarter ended March 31, 2005, compared with the same quarter of 2004, primarily due to favorable current accident year experience at ACE Europe and to a lesser extent, changes in the mix of business - mainly the increase in A&H, which typically experiences lower loss ratios than other types of business. The following table shows the impact of prior period development on our loss and loss expense ratio for the periods indicated.

	Three Months Ended March 31
	2005	2004 (Restated)
Loss and loss expense ratio, as reported	56.1%	57.5%
Prior period development	(0.6)%	2.3%

Loss and loss expense ratio, adjusted	55.5%	59.8%

The loss and loss expense ratio for the quarter ended March 31, 2005, was negatively impacted by net adverse prior period development of $7 million, representing 0.1 percent of the segment’s net unpaid loss and loss expense reserves at January 1, 2005. This compares with net favorable prior period development of $23 million for the same quarter of 2004, representing 0.6 percent of the segment’s net unpaid loss and loss expense reserves at January 1, 2004. The net prior period development for the quarter ended March 31, 2005, was the net result of several underlying favorable and adverse movements, the most significant of which were:

•	Favorable development of $35 million on short-tail property, tech and energy lines and $15 million on short-tail European A&H lines (personal accident) lines identified as part of our standard quarterly reserving process arising from the favorable emergence of actual claims relative to expectations used to establish the reserves, principally related to the 2004 and 2003 accident years.

•	Adverse development of $41 million on ACE’s share of a consortium that reinsured U.S. workers compensation business across the 1995-1999 underwriting years. The adverse development arose following the completion in the quarter of a financial and actuarial review of updated bordereaux information received from the client.

•	Adverse development of $7 million on discontinued lines arising from re-evaluation of ceded reinsurance on an individual energy claim on the 2000 accident year.

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

The policy acquisition cost ratio for Insurance – Overseas General improved in the quarter ended March 31, 2005, compared with the same quarter of 2004, which was negatively impacted by a one-time reinstatement cost at ACE Global Markets. Insurance – Overseas General administrative expenses increased seven percent in the quarter ended March 31, 2005, primarily due to the depreciation of the U.S. dollar, and to a lesser extent increased headcount at ACE Europe.

Global Reinsurance

The Global Reinsurance segment comprises the operations of the ACE Tempest Re Group – ACE Tempest Re Bermuda, ACE Tempest Re USA, ACE Tempest Re Europe, and ACE Tempest Life Re (ACE Life Re). ACE Life Re is our Bermuda-based life reinsurance operation and is addressed separately.

Property and Casualty Reinsurance

	Three Months Ended March 31
	2005 (Restated)	2004 (Restated)
	(in millions of U.S. dollars)
Net premiums written	$527	$572
Net premiums earned	356	332
Losses and loss expenses	205	160
Policy acquisition costs	73	64
Administrative expenses	15	18

Underwriting income	$63	$90

Net investment income	39	27
Net realized gains (losses)	(6)	15
Other (income) expense	1	—
Income tax expense	9	3

Net income	$86	$129

Loss and loss expense ratio	57.6%	48.1%
Policy acquisition cost ratio	20.5%	19.3%
Administrative expense ratio	4.3%	5.6%
Combined ratio	82.4%	73.0%

Global Reinsurance’s net premiums written decreased eight percent in the quarter ended March 31, 2005, compared with the same quarter of 2004. This decrease was primarily related to continued weakness in the rate environment for property, and property catastrophe lines and, in Europe, softening rates on casualty business.

The following two tables provide a line of business and entity/divisional breakdown of Global Reinsurance’s net premiums earned for the periods indicated.

	Three Months Ended March 31
	2005	% of total	2004 (Restated)	% of total
	(in millions of U.S. dollars)		(in millions of U.S. dollars)
Property and all Other	$86	24%	$86	26%
Casualty	203	57%	162	49%
Property Catastrophe	67	19%	84	25%

Net premiums earned	$356	100%	$332	100%

	Three Months Ended March 31
	2005	2004 (Restated)
	(in millions of U.S. dollars)
ACE Tempest Re Europe	$76	$75
ACE Tempest Re USA	212	171
ACE Tempest Re Bermuda	68	86

Net premiums earned	$356	$332

Net premiums earned increased seven percent in the quarter ended March 31, 2005, compared with the same quarter of 2004. The increase was primarily driven by strong production written in prior periods on non-catastrophe P&C business. Non-catastrophe P&C business has represented a growing portion of Global Reinsurance’s net premiums written over the last three years, and in general, has experienced more favorable market conditions over this time period compared with catastrophe lines.

ACE Tempest Re USA, which focuses on writing property per risk and casualty reinsurance, reported a 24 percent increase in net premiums earned in the quarter ended March 31, 2005, compared with the same quarter of 2004, primarily due to new business and higher renewal rates, mainly on policies written in 2004. ACE Tempest Re Europe, which writes most lines of P&C with an orientation towards specialty and short-tail products, reported stable net premiums earned in the quarter ended March 31, 2005, as declines in rates on property catastrophe business, were offset by growth in net premiums earned on casualty business written in 2004. ACE Tempest Re Bermuda, which principally provides property catastrophe reinsurance globally to insurers of commercial and personal property, reported a 21 percent decrease in net premiums earned in the quarter ended March 31, 2005, compared with the same quarter of 2004. A market-wide decline in rates on property catastrophe business, combined with the commitment to maintaining our underwriting standards has resulted in downward pressure on premium production for ACE Tempest Re Bermuda.

The loss and loss expense ratio increased 9.5 percentage points in the quarter ended March 31, 2005, compared with the same quarter of 2004. The prior year quarter benefited from net favorable prior period development, and a lack of catastrophe losses, while changes in the mix of business has had the effect of increasing the loss and loss expense ratio for the current quarter. The following table shows the impact of catastrophe losses and prior period development on our loss and loss expense ratio for the periods indicated.

	Three Months Ended March 31
	2005	2004 (Restated)
Loss and loss expense ratio, as reported	57.6%	48.1%
Catastrophe losses	(0.8)%	—
Favorable prior period development	—	4.0%

Loss and loss expense ratio, adjusted	56.8%	52.1%

Global Reinsurance recorded $3 million in catastrophe losses, related to European windstorms, in the quarter ended March 31, 2005, compared with nil in the same quarter of 2004. The loss and loss expense ratio for the quarter ended March 31, 2005, was not impacted by net prior period development. This compares with net favorable prior period development of $13 million for the same quarter of 2004, representing 1.1 percent of the segment’s net unpaid loss and loss expense reserves at January 1, 2004. The net prior period development for the quarter ended March 31, 2005, was the net result of several offsetting favorable and adverse movements on reserves established following catastrophe events for property and property catastrophe lines of business. These movements were identified as part of our standard quarterly reserving process and included $17 million of adverse prior period development on the third quarter 2004 storms principally related to increased loss estimates on certain previously reported claims and $10 million of miscellaneous favorable development on accident years 2003 and prior. The net prior period development for the quarter ended March 31, 2004, was the net result of favorable development on reserves established following catastrophe events for property and property catastrophe lines of business. The remaining increase in the loss and loss expense ratio was primarily related to the shift in mix of business that has resulted from growth in non-catastrophe P&C business at ACE Tempest Re USA and ACE Tempest Re Europe. Non-catastrophe P&C business typically exhibits higher loss ratios than property catastrophe business (except for periods with high catastrophe losses).

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

Certain products (principally credit protection oriented) issued by the Financial Services segment have been determined to meet the definition of a derivative under FAS 133. For more information see the section entitled “Critical Accounting Estimates”, under Item 7 of our Annual Report on Form 10-K/A for the year ended December 31, 2004.

From April 29, 2004, our proportionate share of Assured Guaranty’s earnings is reflected in “Other (income) expense” in our consolidated statement of operations. The equity in net income recorded from Assured Guaranty for the quarter ended March 31, 2005 was $12 million.

	Three Months Ended March 31
	2005 (Restated)	2004 (Restated)
	(in millions of U.S. dollars)
Net premiums written	$161	$208
Net premiums earned	90	179
Losses and loss expenses	83	85
Policy acquisition costs	2	11
Administrative expenses	4	25

Underwriting income	$1	$58

Net investment income	32	53
Net realized gains	6	5
Interest expense	—	2
Other (income) expense	(12)	11
Income tax expense	6	20

Net income	$45	$83

Loss and loss expense ratio	92.2%	48.0%
Policy acquisition cost ratio	2.2%	5.9%
Administrative expense ratio	4.6%	13.7%
Combined ratio	99.0%	67.6%

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

Net Investment Income

	Three Months Ended March 31
	2005 (Restated)	2004 (Restated)
	(in millions of U.S. dollars)
Insurance – North American	$131	$104
Insurance – Overseas General	74	50
Global Reinsurance – P&C	39	27
Global Reinsurance – Life	9	8
Financial Services	32	53
Corporate and Other	—	—

Net investment income	$285	$242

Net investment income is influenced by a number of factors, including the amounts and timing of inward and outward cash flows, the level of interest rates, and changes in overall asset allocation. Net investment income increased 18 percent in the quarter ended March 31, 2005, compared with the same quarter of 2004. The increase in net investment income was primarily due to positive operating cash flows, which have resulted in a higher overall average invested asset base. Additionally, the investment portfolio’s average yield on fixed maturities increased to 4.5 percent at March 31, 2005, compared with 4.0 percent at March 31, 2004. These positive influences were partially offset by the impact from the sale of Assured Guaranty in 2004, which reduced the average invested asset base for Financial Services and resulted in an approximately 40 percent decline in net investment income for that segment.

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

The following table presents our pre-tax net realized gains (losses) for the periods indicated:

	Three Months Ended March 31
	2005 (Restated)	2004
	(in millions of U.S. dollars)
Fixed maturities and short-term investments	$(5)	$55
Equity securities	14	28
Other investments	2	(7)
Currency	(3)	5
Derivatives:
Financial futures, options, spread lock swaps and interest rate swaps	—	(1)
Fair value adjustment on insurance derivatives	(22)	(23)

Subtotal derivatives	(22)	(24)

Total net realized gains (losses)	$(14)	$57

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

FAS 133 requires us to recognize all derivatives as either assets or liabilities on our consolidated balance sheet and measure them at fair value. We record the gains and losses resulting from the fair value measurement of derivatives in net realized gains (losses). We participate in derivative instruments in two principal ways as follows: i) to offer protection to others as the seller or writer of the derivative, such as our GMIB reinsurance contracts that are treated as derivatives for accounting purposes or ii) to mitigate our own risk, principally arising from our investment holdings. We do not consider either type of transaction to be speculative. In the quarters ended March 31, 2005 and 2004, we recorded net realized losses of $22 million and $24 million, respectively, on derivative transactions. For an analysis of the effect of changes in interest rates and equity indices on the fair value of derivatives and the resulting impact on our net income, refer to Item 7A. of our Annual Report on Form 10-K/A for the year ended December 31, 2004.

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

The process of determining whether a decline in value is temporary or “other than temporary” requires considerable judgment and differs depending on whether or not the security is traded on a public market as well as by type of security. We review all of our fixed maturities and equity securities for potential impairment each quarter. See our Annual Report on Form 10-K/A for the year ended December 31, 2004 (Note 5 (e) to the Consolidated Financial Statements) for criteria we consider in assessing potential impairment.

Other Income and Expense Items

	Three Months Ended March 31
	2005 (Restated)	2004 (Restated)
	(in millions of U.S. dollars)
Equity in net income of unconsolidated entities	$(11)	$(1)
Minority interest expense	5	6
Other	1	1
Goodwill impairment	—	11

Other (income) expense	$(5)	$17

Other income for the quarter ended March 31, 2005, was primarily composed of $13 million related to equity in net income of Assured Guaranty. We incurred no goodwill impairments in the quarter ended March 31, 2005, although our goodwill balance was reduced by $4 million in connection with the sale of a wholly-owned service company.

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

The following table shows the fair value and cost/amortized cost of our invested assets at March 31, 2005 and December 31, 2004.

	March 31, 2005 (Restated)		December 31, 2004 (Restated)
	Fair Value	Cost/ Amortized Cost	Fair Value	Cost/ Amortized Cost
	(in millions of U.S. dollars)
Fixed maturities available for sale	$20,336	$20,217	$22,891	$22,422
Fixed maturities held to maturity	3,207	3,211	—	—
Short-term investments	2,156	2,156	2,163	2,163

	25,699	25,584	25,054	24,585
Equity securities	1,351	1,170	1,265	1,061
Other investments	622	564	606	551

Total investments	$27,672	$27,318	$26,925	$26,197

We also gain exposure to equity markets through the use of derivative instruments. The combined equity exposure through both our equity portfolio and derivative instruments was valued at $1.5 billion at March 31, 2005, compared with $1.4 billion at December 31, 2004. The increase of $747 million in the fair value of total investments is due to positive cash flows from operations during the quarter ended March 31, 2005. The increase in total investments was partially offset by unrealized depreciation of $349 million, mainly on fixed maturities, due to the increase in U.S. short-term interest rates.

The following tables show the market value of our fixed maturities and short-term investments at March 31, 2005 and December 31, 2004. The first table lists elements according to type and the second according to S&P credit rating.

	March 31, 2005 (Restated)		December 31, 2004 (Restated)
	Market Value	Percentage of Total	Market Value	Percentage of Total
	(in millions of U.S. dollars)		(in millions of U.S. dollars)
Treasury	$1,728	7%	$1,551	7%
Agency	1,517	6%	1,547	7%
Corporate	7,615	30%	7,614	30%
Mortgage-backed securities	5,504	21%	5,034	20%
Asset-backed securities	1,215	5%	1,225	5%
Municipal	559	2%	566	2%
Non-US	5,405	21%	5,376	21%
Cash and cash equivalents	2,156	8%	2,141	8%

Total	$25,699	100%	$25,054	100%

	Market Value	Percentage of Total	Market Value	Percentage of Total
	(in millions of U.S. dollars)		(in millions of U.S. dollars)
AAA	$14,743	57%	$13,890	55%
AA	2,475	10%	2,634	11%
A	4,451	17%	4,397	18%
BBB	2,182	9%	2,275	9%
BB	817	3%	774	3%
B	982	4%	1,041	4%
Other	49	—	43	—

Total	$25,699	100%	$25,054	100%

In accordance with our investment process, we invest in below-investment grade securities through dedicated investment portfolios managed by external investments managers that have investment professionals specifically dedicated to this asset class. At March 31, 2005, our fixed income investment portfolio included below-investment grade and non-rated securities which, in total, comprised approximately seven percent of our fixed income portfolio. We define a security as being below-investment grade if it has an S&P credit rating of BB or less. Our below investment-grade and non-rated portfolio includes approximately 750 issues, with the top 15 holdings making up approximately 11 percent of the $1.9 billion balance at March 31, 2005. The highest single exposure in this portfolio of securities is $19 million. Below-investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss from default by the borrower is greater with below-investment grade securities. Below-investment grade securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, issuers of below-investment grade securities usually have higher levels of debt and are more sensitive to adverse economic conditions such as recession or increasing interest rates, than are investment grade issuers. We reduce the overall risk in the below-investment grade portfolio, as in all investments, through careful credit analysis, strict investment policy guidelines, and diversification by issuer and/or guarantor as well as by industry.

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

	Gross Losses	Reinsurance Recoverable	Net Losses
	(in millions of U.S. dollars) (Restated)
Balance at December 31, 2004 (Restated)	$31,483	$13,966	$17,517
Losses and loss expenses incurred	2,536	747	1,789
Losses and loss expenses paid	(1,998)	(763)	(1,235)
Other (including foreign exchange revaluation)	(595)	(595)	—

Balance at March 31, 2005 (Restated)	$31,426	$13,355	$18,071

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

	March 31, 2005 (Restated)			December 31, 2004 (Restated)
	Gross	Ceded	Net	Gross	Ceded	Net
	(in millions of U.S. dollars)
Case reserves	$14,683	$5,878	$8,805	$14,797	$6,003	$8,794
IBNR	16,743	7,477	9,266	16,686	7,963	8,723

Total	$31,426	$13,355	$18,071	$31,483	$13,966	$17,517

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

Asbestos and Environmental Liabilities

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

Incurred losses and loss expenses associated with A&E exposures have been very modest in the three months ended March 31, 2005. An internal, ground-up review of our consolidated A&E liabilities conducted during the second half of 2004 identified recent trends resulting in revised indications at that time. During this same period, a team of external actuaries performed an evaluation as to the adequacy of the reserves of Century and its two U.S. insurance subsidiaries, ACE American Reinsurance Company (ACE American Re), and Century Reinsurance Company (Century Re), both Pennsylvania insurers. The external review was conducted in accordance with the Brandywine restructuring order, which requires that an external actuarial review of Century’s reserves be completed every two years. The studies were completed early in 2005 and adjustments were recorded as of December 31, 2004. Activity in the period since completing the studies has not indicated a need to further adjust ultimate A&E reserves. Our A&E reserves are not discounted and do not reflect any anticipated changes in the legal, social or economic environment, or any benefit from future legislative reforms.

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

	March 31 2005 (Restated)	December 31 2004 (Restated)
	(in millions of U.S. dollars)
Reinsurance recoverable on paid losses and loss expenses	$1,204	$1,210
Bad debt reserve on paid losses and loss expenses	(305)	(309)
Reinsurance recoverable on future policy benefits	14	15
Reinsurance recoverable on unpaid losses and loss expenses	13,967	14,585
Bad debt reserve on unpaid losses and loss expenses	(612)	(619)

Net reinsurance recoverable	$14,268	$14,882

Our reinsurance recoverable on unpaid losses and loss expenses decreased $614 million during the quarter ended March 31, 2005. This decrease was primarily due to the novation of approximately $600 million of reinsurance recoverable on unpaid losses and loss expenses as intended under our 1999 agreement in connection with the purchase of CIGNA’s P&C businesses.

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

Sources of liquidity include cash from operations, financing arrangements or routine sales of investments.

•	Our consolidated net cash flows from operating activities were $1.2 billion for the quarters ended March 31, 2005 and 2004. These amounts reflect net income for each quarter, adjusted for non-cash items and changes in working capital. Net income was stable for the indicated periods. Net cash flows from operating activities in the quarter ended March 31, 2005, were bolstered by increases in unearned premiums and unpaid losses and loss expenses, partially offset by an increase in insurance and reinsurance balances receivable. Typically, the adjustments to net income reflect the fact that there is a significant period of time between the recording of a loss (ranging up to several years or more) and the actual claim payment. Non-cash items for the quarter ended March 31, 2005, reflect the impact of the novation of approximately $600 million of gross and ceded reserves, which had no impact on our net cash flows from operating activities.

•	Our consolidated net cash flows used for investing activities were $1.1 billion for the quarters ended March 31, 2005 and 2004. For the indicated periods, net cash flows used for investing activities were related principally to purchases of fixed maturities. Net purchases of fixed maturities were $1 billion in the quarter ended March 31, 2005, compared with $1.1 billion in the same quarter of 2004.

•	Our consolidated net cash flows used for financing activities were $27 million in the quarter ended March 31, 2005, compared with $26 million in the same quarter of 2004. For the indicated periods, net cash flows usage for financing activities were primarily related to dividends paid, partially offset by proceeds from exercise of options.

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

	March 31 2005 (Restated)	December 31 2004 (Restated)
	(in millions of U.S. dollars)
Short-term debt	$147	$146
Long-term debt	1,849	1,849

Total debt	1,996	1,995

Trust preferred securities	412	412
Preferred shares	557	557
Ordinary shareholders’ equity	9,413	9,288

Total shareholders’ equity	9,970	9,845

Total capitalization	$12,378	$12,252

Ratio of debt to total capitalization	16.1%	16.3%
Ratio of debt plus trust preferreds to total capitalization	19.5%	19.6%

We believe our financial strength provides us with the flexibility and capacity to obtain funds externally through debt or equity financing on both a short-term and long-term basis. Our ability to access the capital markets is dependent on, among other things, market conditions and our perceived financial strength. We have accessed both the debt and equity markets from time to time.

Our diluted book value per Ordinary Share increased to $32.64 at March 31, 2005, compared with $32.51 at December 31, 2004. In calculating our diluted book value per Ordinary Share, we include in the denominator, in-the-money options. The expected proceeds from the in-the-money options are included in the numerator. Shareholders’ equity increased $125 million in the quarter ended March 31, 2005, primarily due to net income of $437 million, partially offset by unrealized deprecation on our investment portfolio of $280 million net of income tax and dividends declared of $72 million.

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

The following table shows our credit facilities by credit line, usage and expiry date at March 31, 2005.

	Credit Line[1]	Usage	Expiry Date
	(in millions of U.S. dollars)
Unsecured Liquidity Facilities
ACE Limited[2]	$600	$64	April 2007
Secured Operational LOC Facilities
ACE Limited[3]	500	269	Sept. 2007
Other[4]	82	82	Various
Unsecured Operational LOC Facilities
ACE Limited[5]	850	756	Sept. 2007
Unsecured Capital Facilities
ACE Limited[6]	713	690	Dec. 2009

Total	$2,745	$1,861

1.	Certain facilities are guaranteed by operating subsidiaries and/or ACE Limited

2.	Commercial paper back-up facility, may also be used for LOCs

3.	On July 1, 2005, this facility was replaced by a letter of credit permitting the issuance of up to $500 million of LOCs on a secured basis and expiring on July 1, 2010.

4.	These facilities are issued in the name of ACE European Group Limited, Lloyd’s Syndicate 2488 and Century Indemnity Insurance Company.

5.	On July 1, 2005, this facility was replaced by a letter of credit permitting the issuance of up to $1 billion of LOCs on an unsecured basis and expiring on July 1, 2010.

6.	Supports ACE Global Markets underwriting capacity for Lloyd’s Syndicate 2488-2005 capacity of £400 million (approximately $750 million). During the second quarter of 2005, this facility was reduced from £380 million to £284 million.

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

During the three and six months ended June 30, 2005, we repatriated foreign earnings of approximately $325 million and $367 million, respectively, subject to Domestic Reinvestment Plans that would qualify under the Act based on the guidance issued to date. Of the $367 million repatriated foreign earnings to date, approximately $250 million will qualify for preferential tax treatment. For the three and six months ended June 30, 2005, the tax benefit associated with these repatriations was $19 million and $27 million, respectively, and was a result of the reduction of the net deferred tax liability associated with these repatriated earnings, based on guidance issued to date. The tax benefit recorded in the quarter ended June 30, 2005, included the tax benefit associated with distributions in that quarter, as well as adjustments to the previously recorded tax benefits based on United States Treasury guidance issued in May 2005. The tax benefit recorded to date may increase by as much as approximately $7 million if the Tax Technical Corrections Act is passed.

Additional earnings repatriations up to the limitation under the Act of $500 million may be completed through the remainder of 2005. Based on guidance issued to date, we are evaluating potential additional repatriations and are not in a position to complete our evaluation or determine the total associated tax impact as a result of the Act. However, based on our analysis to date it is possible that we may ultimately repatriate up to an additional $250 million up to the limitation of qualifying dividends, with an associated tax benefit of up to $44 million. We expect to be in a position to finalize our assessment by September 2005.

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

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

This table provides information with respect to purchases by the Company of its Ordinary Shares during the three months ended March 31, 2005.

Issuer’s Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan*	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan*
January 1, 2005 through January 31, 2005	174	$41.20	—	$250 million
February 1, 2005 through February 28, 2005	3,100	$41.67	—	$250 million
March 1, 2005 through March 31, 2005	229,121	$44.86	—	$250 million

Total	232,395

*	As part of ACE’s capital management program, in November 2001, the Company’s Board of Directors authorized the repurchase of any ACE issued debt or capital securities including Ordinary Shares, up to $250 million. At March 31, 2005, this authorization had not been utilized.

**	For the three months ended March 31, 2005, this column relates entirely to the surrender to the Company of shares of Common Stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

Item 5.	Other Information

1.	On February 24, 2005, the Company declared a quarterly dividend of $0.21 per Ordinary Share payable on April 14, 2005, to shareholders of record on March 31, 2005.

2.	On February 24, 2005, the Company declared a dividend of $4.875 per Preferred Share, payable on March 1, 2005, to shareholders of record on February 28, 2005.

Item 6.	Exhibits

Exhibits

10.1	Description of Executive Officer Cash Compensation. (Incorporated by reference to Exhibit 10.1 to Form 10Q of the company for the quarter ended March 31, 2005)

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

ACE LIMITED

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACE LIMITED

August 12, 2005	/S/ EVAN G. GREENBERG
Evan G. Greenberg
President and Chief Executive Officer

August 12, 2005	/S/ PHILIP V. BANCROFT
Philip V. Bancroft
Chief Financial Officer

ACE LIMITED

EXHIBITS

Exhibit Number	Description
Exhibits

10.1	Description of Executive Officer Cash Compensation. (Incorporated by reference to Exhibit 10.1 to Form 10Q of the company for the quarter ended March 31, 2005)

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.