Form 10-Q
period 2005-06-30
ACE LTD
filed 2005-08-12
CIK 896159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

YES  ☑        NO  ☐

The number of registrant’s Ordinary Shares ($0.041666667 par value) outstanding as of August 5, 2005 was 288,362,473.

ACE LIMITED

ACE LIMITED

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30 2005	December 31 2004
	(Unaudited)	(Restated)
	(in millions of U.S. dollars, except share and per share data)
Assets
Investments
Fixed maturities available for sale, at fair value (amortized cost - $20,825 and $22,422)	$21,136	$22,891
Fixed maturities held to maturity, at amortized cost (fair value - $3,207)	3,151	—
Equity securities, at fair value (cost - $1,213 and $1,061)	1,380	1,265
Short-term investments, at fair value (amortized cost - $2,476 and $2,163)	2,476	2,163
Other investments (cost - $562 and $551)	628	606

Total investments	28,771	26,925
Cash	651	498
Securities lending collateral	958	1,059
Accrued investment income	318	309
Insurance and reinsurance balances receivable	3,728	3,255
Accounts and notes receivable	205	196
Reinsurance recoverable	14,428	14,882
Deferred policy acquisition costs	990	944
Prepaid reinsurance premiums	1,434	1,355
Funds withheld	303	339
Value of reinsurance business assumed	269	273
Goodwill	2,703	2,700
Deferred tax assets	1,134	1,173
Investments in partially-owned insurance companies (cost - $781 and $755)	832	796
Other assets	1,399	1,479

Total assets	$58,123	$56,183

Liabilities
Unpaid losses and loss expenses	$32,101	$31,483
Unearned premiums	6,457	5,983
Future policy benefits for life and annuity contracts	517	509
Funds withheld	138	142
Insurance and reinsurance balances payable	2,438	2,337
Deposit liabilities	347	343
Securities lending payable	958	1,059
Payable for securities purchased	785	507
Accounts payable, accrued expenses and other liabilities	1,409	1,508
Dividends payable	66	60
Short-term debt	147	146
Long-term debt	1,849	1,849
Trust preferred securities	412	412

Total liabilities	47,624	46,338

Commitments and contingencies Shareholders’ equity
Preferred Shares ($1.00 par value, 2,300,000 shares authorized, issued and outstanding)	2	2
Ordinary Shares ($0.041666667 par value, 500,000,000 shares authorized; 288,073,439 and 284,478,525 shares issued and outstanding)	12	12
Additional paid-in capital	5,029	4,905
Unearned stock grant compensation	(101)	(57)
Retained earnings	5,005	4,249
Deferred compensation obligation	12	12
Accumulated other comprehensive income	552	734
Ordinary Shares issued to employee trust	(12)	(12)

Total shareholders’ equity	10,499	9,845

Total liabilities and shareholders’ equity	$58,123	$56,183

See accompanying notes to the interim consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For the three and six months ended June 30, 2005 and 2004

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004 (Restated)	2005	2004 (Restated)
	(in millions of U.S. dollars, except per share data)
Revenues
Gross premiums written	$4,213	$4,042	$8,756	$8,460
Reinsurance premiums ceded	(1,304)	(1,181)	(2,481)	(2,379)

Net premiums written	2,909	2,861	6,275	6,081
Change in unearned premiums	12	(79)	(477)	(711)

Net premiums earned	2,921	2,782	5,798	5,370
Net investment income	305	243	590	485
Net realized gains (losses)	32	42	18	99

Total revenues	3,258	3,067	6,406	5,954

Expenses
Losses and loss expenses	1,844	1,726	3,633	3,255
Life and annuity benefits	37	44	72	86
Policy acquisition costs	429	396	817	761
Administrative expenses	316	304	652	622
Interest expense	43	46	85	90
Other (income) expense	(6)	(1)	(11)	16

Total expenses	2,663	2,515	5,248	4,830

Income before income tax	595	552	1,158	1,124
Income tax expense	128	129	254	253

Net income	$467	$423	$904	$871

Other comprehensive income
Net unrealized appreciation (depreciation) on investments
Unrealized appreciation (depreciation) arising during the period	247	(634)	(54)	(392)
Reclassification adjustment for net realized (gains) losses included in net income	(56)	(83)	(104)	(144)
Amortization of net unrealized (gains) losses related to transferred securities	(2)	—	(2)	—

	189	(717)	(160)	(536)
Cumulative translation adjustments	(68)	(24)	(79)	(22)
Minimum pension liability	4	1	6	—

Other comprehensive income (loss), before income tax	125	(740)	(233)	(558)
Income tax benefit (expense) related to other comprehensive income items	(21)	180	51	138

Other comprehensive income (loss)	104	(560)	(182)	(420)

Comprehensive income (loss)	$571	$(137)	$722	$451

Basic earnings per share	$1.61	$1.47	$3.11	$3.04

Diluted earnings per share	$1.58	$1.44	$3.06	$2.98

See accompanying notes to the interim consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the six months ended June 30, 2005 and 2004

(Unaudited)

	2005	2004 (Restated)
	(in millions of U.S. dollars)
Preferred Shares
Balance – beginning and end of period	$2	$2

Ordinary Shares
Balance – beginning and end of period	12	12

Additional paid-in capital
Balance – beginning of period	4,905	4,767
Net shares issued under employee stock-based compensation plans	60	45
Exercise of stock options	60	61
Ordinary Shares issued under Employee Stock Purchase Plan	4	4
Other	—	6

Balance – end of period	5,029	4,883

Unearned stock grant compensation
Balance – beginning of period	(57)	(45)
Net issuance of restricted stock under employee stock-based compensation plans	(72)	(57)
Amortization	28	18

Balance – end of period	(101)	(84)

Retained earnings
Balance – beginning of period	4,249	3,374
Net income	904	871
Dividends declared on Ordinary Shares	(126)	(113)
Dividends declared on Preferred Shares	(22)	(22)

Balance – end of period	5,005	4,110

Deferred compensation obligation
Balance – beginning of period	12	17
Increase (decrease) to obligation	—	(5)

Balance – end of period	$12	$12

See accompanying notes to the interim consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (cont’d)

For the six months ended June 30, 2005 and 2004

(Unaudited)

	2005	2004 (Restated)
	(in millions of U.S. dollars)
Accumulated other comprehensive income
Net unrealized appreciation (depreciation) on investments
Balance – beginning of period	$634	$684
Change in period	(160)	(536)
Income tax benefit	25	122

Balance – end of period	499	270

Minimum pension liability
Balance – beginning of period	(64)	(36)
Change in period	6	—
Income tax expense	(1)	—

Balance – end of period	(59)	(36)

Cumulative translation adjustment
Balance – beginning of period	164	65
Change in period	(79)	(22)
Income tax benefit	27	16

Balance – end of period	112	59

Accumulated other comprehensive income	552	293

Ordinary Shares issued to employee trust
Balance – beginning of period	(12)	(17)
(Increase) decrease in Ordinary Shares	—	5

Balance – end of period	(12)	(12)

Total shareholders’ equity	$10,499	$9,216

See accompanying notes to the interim consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2005 and 2004

(Unaudited)

	2005	2004 (Restated)
	(in millions of U.S. dollars)
Cash flows from operating activities
Net income	$904	$871
Adjustments to reconcile net income to net cash flows from operating activities:
Net realized (gains) losses	(18)	(99)
Amortization of premium/discounts on fixed maturities	54	54
Deferred income taxes	90	147
Unpaid losses and loss expenses	1,465	1,556
Unearned premiums	584	1,025
Future policy benefits for life and annuity contracts	8	13
Insurance and reinsurance balances payable	120	465
Accounts payable, accrued expenses and other liabilities	(52)	14
Insurance and reinsurance balances receivable	(551)	(768)
Reinsurance recoverable	(259)	(458)
Deferred policy acquisition costs	(59)	(149)
Prepaid reinsurance premiums	(110)	(289)
Funds withheld, net	32	(94)
Value of reinsurance business assumed	4	25
Other	94	(49)

Net cash flows from operating activities	2,306	2,264

Cash flows used for investing activities
Purchases of fixed maturities available for sale	(14,219)	(13,712)
Purchases of equity securities	(343)	(821)
Sales of fixed maturities available for sale	12,261	10,614
Sales of equity securities	212	441
Maturities of fixed maturities held to maturity	73	—
Net proceeds from (payments made on) the settlement of investment derivatives	(43)	15
Sale of subsidiary (net of cash sold of $82 million)	—	953
Other	3	(94)

Net cash flows used for investing activities	(2,056)	(2,604)

Cash flows from (used for) financing activities
Dividends paid on Ordinary Shares	(120)	(107)
Dividends paid on Preferred Shares	(22)	(22)
Net proceeds from issuance of long-term debt	—	500
Net proceeds from short-term debt	1	—
Proceeds from exercise of options for Ordinary Shares	60	61
Proceeds from Ordinary Shares issued under ESPP	4	4

Net cash flows from (used for) financing activities	(77)	436

Effect of foreign currency rate changes on cash and cash equivalents	(20)	5

Net increase in cash	153	101
Cash – beginning of period	498	559

Cash – end of period	$651	$660

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

ACE has restated its financial statements for the years ended December 31, 2004, 2003, 2002, 2001, and 2000, each of the quarters in the years 2003 and 2004, and the quarter ended March 31, 2005. The primary purpose of the restatement is to correct the accounting treatment for eight finite risk transactions. ACE has also included in the restatement correction of certain unrelated errors, previously identified but considered to be of an immaterial nature. For additional information see Note 15 to the accompanying Consolidated Financial Statements and our Annual Report on Form 10-K/A for the year ended December 31, 2004 (Note 3 to the Consolidated Financial Statements) for a discussion of the restatement and a reconciliation of previously reported amounts to the restated amounts. All amounts included herein for the prior periods have been adjusted to reflect the restatement.

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table outlines the Company’s net income available to holders of Ordinary Shares and diluted earnings per share for the periods indicated had the compensation cost been determined in accordance with the fair value method recommended in Statement of Financial Accounting Standards (FAS) No. 123, “Accounting for Stock-Based Compensation” (FAS 123).

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004 (Restated)	2005	2004 (Restated)
	(in millions of U.S. dollars, except per share data)
Net income available to holders of Ordinary Shares:
As reported	$456	$412	$882	$849
Add: Stock-based compensation expense included in reported net income, net of income tax	13	14	22	24
Deduct: Compensation expense, net of income tax	17	21	29	42

Pro forma	$452	$405	$875	$831
Basic earnings per share:
As reported	$1.61	$1.47	$3.11	$3.04
Pro forma	$1.59	$1.45	$3.08	$2.97
Diluted earnings per share:
As reported	$1.58	$1.44	$3.06	$2.98
Pro forma	$1.57	$1.42	$3.04	$2.92

The fair value of the options issued is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants for the periods indicated:

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Dividend yield	2.07%	1.75%	1.89%	1.75%
Expected volatility	22.36%	27.09%	22.36%	26.77%
Risk free interest rate	3.49%	3.23%	3.88%	2.73%
Forfeiture rate	5%	5%	5%	5%
Expected life	4 years	5 years	4 years	4 years

c)	New accounting pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued FAS 123R “Share-Based Payment – a revision of FAS 123” that supersedes APB 25, Accounting for Stock Issued to Employees. This statement requires all companies to measure and record compensation cost for all share-based payment awards (including employee stock options) at grant-date fair value. In accordance with APB 25, the Company has not recognized compensation expense for employee stock options in net income because the exercise price equaled the market value of the underlying common stock on the grant date. In addition, the Company has not recognized expenses related to its employee stock purchase plan. Upon adopting FAS 123R, the Company will be required to expense employee stock options and its employee stock purchase plan. On April 14, 2005, the SEC delayed the required effective date of FAS 123R for public companies. FAS 123R is now effective for public companies for annual, rather than interim, periods that begin after June 15, 2005. Accordingly, the Company has decided to delay its adoption of FAS 123R to January 1, 2006.

In adopting FAS 123R, the Company will apply the modified-prospective transition method. Under this method, the Company will recognize compensation costs for all share-based payments granted, modified, or settled after January 1, 2006, as well as for any awards that were granted prior to January 1, 2006 for which the requisite service has not been provided as of January 1, 2006 (i.e., unvested awards). Unvested awards are to be expensed consistent with the valuation used in previous disclosures of the pro forma effect of FAS 123. As described in Note 2(b) above, the Company uses the Black-Scholes option-pricing model to disclose the pro forma effect of FAS 123. With respect to awards granted after the adoption of FAS 123R, the Company is evaluating alternative models and assumptions to be used to determine the fair value of stock compensation. Accordingly, the ultimate amount of expense to be recognized in connection with the adoption of FAS 123R

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

is dependent on the model and related assumptions used to determine the fair value of the options awarded as well as the actual number of employee stock options to be awarded in the future. Assuming the number of options granted for the period July 1, 2005 through December 31, 2006 is consistent with grants of the past two years, the Company estimates pre-tax stock compensation expense related to the adoption of FAS 123R will range from $18 million to $22 million for the year ended December 31, 2006.

3.	Investments

Gross unrealized loss

The following table summarizes, for all securities in an unrealized loss position at June 30, 2005, the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position.

	0 - 12 Months		Over 12 Months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of U.S. dollars)
U.S. Treasury and agency	$1,483	$6	$34	$2	$1,517	$8
Foreign	1,785	11	5	—	1,790	11
Corporate securities	5,456	35	17	—	5,473	35
Mortgage-backed securities	2,846	15	41	1	2,887	16
States, municipalities and political subdivisions	141	1	—	—	141	1

Total fixed maturities	11,711	68	97	3	11,808	71
Equities	639	21	—	—	639	21
Other investments	19	1	—	—	19	1

Total	$12,369	$90	$97	$3	$12,466	$93

4.	Goodwill

All goodwill recognized in the Company’s consolidated balance sheet is assigned to one or more reporting units and each unit is tested for impairment annually. During the first quarter of 2005, the Company completed the sale of a wholly-owned service company which, at the time of the sale, was carrying goodwill of $4 million on their financial statements. In addition, goodwill increased by $7 million during the quarter ended June 30, 2005 due to the acquisition of the remaining 49 percent minority interest in a company which is now owned 100 percent by the Company. The following table details the movement in goodwill by segment for the six months ended June 30, 2005.

	Insurance – North American	Insurance – Overseas General	Global Reinsurance	ACE Consolidated
	(in millions of U.S. dollars)
Goodwill at beginning of period (Restated)	$1,172	$1,163	$365	$2,700
Sale of subsidiary	(4)	—	—	(4)
Purchase of subsidiary	—	7	—	7

Goodwill at end of period	$1,168	$1,170	$365	$2,703

5.	Unpaid losses and loss expenses

Property and casualty

The Company establishes reserves for the estimated unpaid ultimate liability for losses and loss expenses under the terms of its policies and agreements. These reserves include estimates for both claims that have been reported and for IBNR, and include estimates of expenses associated with processing and settling these claims. The process of establishing reserves for

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

property and casualty (P&C) claims can be complex and is subject to considerable variability as it requires the use of informed estimates and judgments. The Company’s estimates and judgments may be revised as additional experience and other data become available and are reviewed, as new or improved methodologies are developed, or as current laws change. The Company continually evaluates its estimates of reserves in light of developing information and in light of discussions and negotiations with its insureds. While the Company believes that its reserves for unpaid losses and loss expenses at June 30, 2005 are adequate, new information or trends may lead to future developments in ultimate losses and loss expenses significantly greater or less than the reserves provided. Any such revisions could result in future changes in estimates of losses or reinsurance recoverable, and would be reflected in the Company’s results of operations in the period in which the estimates are changed.

The reconciliation of unpaid losses and loss expenses for the periods indicated is as follows:

	Six Months Ended June 30
	2005	2004 (Restated)
	(in millions of U.S. dollars)
Gross unpaid losses and loss expenses at beginning of year	$31,483	$27,083
Reinsurance recoverable on unpaid losses	(13,966)	(12,408)

Net unpaid losses and loss expenses at beginning of year	17,517	14,675
Sale of Assured Guaranty	—	(374)

Total	17,517	14,301

Net losses and loss expenses incurred in respect of losses occurring in:
Current year	3,584	3,256
Prior year	49	(1)

Total	3,633	3,255

Net losses and loss expenses paid in respect of losses occurring in:
Current year	(594)	(436)
Prior year	(1,808)	(1,835)

Total	(2,402)	(2,271)

Foreign currency revaluation and other	(147)	(18)

Net unpaid losses and loss expenses at end of period	18,601	15,267
Reinsurance recoverable on unpaid losses	13,500	12,885

Gross unpaid losses and loss expenses at end of period	$32,101	$28,152

Net losses and loss expenses incurred were $3.6 billion and $3.3 billion for the period ended June 30, 2005 and 2004, respectively. Net losses and loss expenses incurred for the period ended June 30, 2005 and 2004 include $49 million of adverse prior period development and $1 million of favorable prior period development, respectively.

Our loss and loss expense ratio is also impacted by prior period development. Prior period development arises from changes to loss estimates recognized in the current year that relate to loss reserves first reported in previous calendar years and excludes the effect of losses from the development of earned premium from previous accident years. For purposes of analysis and disclosure, management views prior period development to be changes in the nominal value of loss estimates from period to period and excludes changes in loss estimates that do not arise from the emergence of claims, such as those related to uncollectible reinsurance, interest, or foreign currency. Accordingly, specific items excluded from prior period development include the following: gains/losses related to foreign currency translation that affect both the valuation of unpaid losses and loss expenses and losses incurred; losses recognized from the early termination or commutation of reinsurance agreements that principally relate to the time value of money; changes in the value of reinsurance business

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

assumed reflected in losses incurred but principally related to the time value of money and losses that arise from changes in estimates of earned premiums from prior accident years. We experienced net adverse prior period development of $49 million and net favorable development of $1 million in the six months ended June 30, 2005 and 2004, respectively.

Insurance – North American incurred net adverse prior period development of $73 million and $57 million in the six months ended June 30, 2005 and 2004, respectively. The net prior period development for the six months ended June 30, 2005, was the net result of several underlying favorable and adverse movements, the most significant of which were:

•	Favorable development of $61 million on lines with short-tail exposures (property, inland marine and crop hail) identified as part of our standard quarterly reserving process and arose from the better than expected emergence of actual claims relative to expectations used to establish reserves, principally related to the 2004 accident year, and to a lesser extent the 2003 accident year.

•	Adverse development of $103 million on certain sub-portfolios of long-tail business, written principally during accident years 1998-2002 in our U.S. operations. In particular;

•	Excess general liability business written on major account portfolio ($38 million across accident years 1998-2001);

•	Run-off association captive assumed reinsurance business ($13 million in accident years 2001 and prior);

•	Run-off program business written with aggregate excess workers’ compensation exposure ($17 million in accident years 2000-2002);

•	Voluntary and involuntary assumed business, comprising mostly workers’ compensation, and including pool participations ($35 million in accident years 2004 and prior).

The development followed completion of reserve studies that reflected higher than anticipated actual loss experience compared with the expected assumptions used to establish reserves. In the instance of the excess general liability business, the development arose following the completion of a detailed claims review that identified the need for significant case reserve changes on a small number of accounts.

•	Adverse development of $15 million in the ACE Bermuda excess D&O liability book in accident year 2001 following a claims and legal review of information received during the current quarter on several previously notified claims.

•	Adverse development of $19 million impacting the 2002 and 2001 accident years relating to changes in the legal and claim positions on an account that provided financial guarantee insurance to a now bankrupt facility that ran leasing pools.

The net prior period development for the six months ended June 30, 2004, was the net result of several underlying favorable and adverse movements. The adverse development was primarily driven by larger than expected future settlements on several excess D&O liability policies at ACE Bermuda, and higher than anticipated actual loss emergence on aviation and auto residual lines and in our run-off operations. This adverse development was partially offset by favorable development on short-tail lines of business including property, satellite, political risk business, technical lines, energy and crop hail.

Insurance – Overseas General incurred net favorable prior period development of $14 million and $25 million in the six months ended June 30, 2005 and 2004, respectively. The net prior period development for the six months ended June 30, 2005, was the net result of several underlying favorable and adverse movements, the most significant of which were:

•	Favorable development of $69 million on short-tail property, marine, accident & health, technical and energy lines identified as part of our standard quarterly reserving process and arose from the better than expected emergence of actual claims relative to expectations used to establish the reserves, principally related to the 2004 accident year, and to a lesser extent the 2003 accident year.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•	Adverse development of $41 million on ACE’s share of a consortium that reinsured U.S. workers compensation business across the 1995-1999 underwriting years. The adverse development arose following the completion in the quarter of a financial and actuarial review of updated bordereaux information received from the client.

•	Adverse development of $9 million on professional indemnity and financial lines principally related to accident years 2002 and prior arose following the completion in the current quarter of a claims and actuarial review that reviewed updated claims information relative to the assumptions used to establish reserves.

•	Adverse development of $7 million on discontinued lines arising from re-evaluation of ceded reinsurance on an individual claim on the 2000 accident year.

The net prior period development for the six months ended June 30, 2004, was the net result of several underlying favorable and adverse movements. The favorable development in 2004 was primarily related to property catastrophe and casualty lines and to a lesser extent, fire, technical, and energy lines in the U.K. and Europe. This was partially offset by adverse claim development on U.S. International casualty business and to a lesser extent in other casualty lines in the U.K. and Europe as well as marine and aviation business.

Global Reinsurance incurred net favorable prior period development of $3 million and $26 million in the six months ended June 30, 2005 and 2004, respectively. The net prior period development for the six months ended June 30, 2005, was the net result of several offsetting favorable and adverse movements on reserves established following catastrophe events for property and property catastrophe lines of business. These movements were identified as part of our standard quarterly reserving process and included $24 million of adverse prior period development on the third quarter 2004 storms principally related to increased loss estimates on certain previously reported claims and $20 million of miscellaneous favorable development on accident years 2004 and prior. The net prior period development for the six months ended June 30, 2004 related primarily to property, property catastrophe and other short-tail lines.

Financial services incurred net favorable prior period development of $7 million in each of the six months ended June 30, 2005 and 2004, respectively. The net prior period development for the six months ended June 30, 2005, was the net result of several underlying modest favorable and adverse movements but primarily related to a significant reduction of outstanding balances on a securitized portfolio of credit card receivables following an analysis of recent collection experience. The net prior period development for the six months ended June 30, 2004, related primarily to favorable development on a high excess of loss assumed multi-year contract and loss portfolio business, partially offset by adverse development on two assumed reinsurance contracts and on credit business.

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

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004 (Restated)	2005	2004 (Restated)
	(in millions of U.S. dollars)
Premiums written
Direct	$3,546	$3,352	$6,868	$6,744
Assumed	667	690	1,888	1,716
Ceded	(1,304)	(1,181)	(2,481)	(2,379)

Net	$2,909	$2,861	$6,275	$6,081

Premiums earned
Direct	$3,517	$3,210	$6,476	$6,260
Assumed	699	637	1,658	1,220
Ceded	(1,295)	(1,065)	(2,336)	(2,110)

Net	$2,921	$2,782	$5,798	$5,370

b)	Reinsurance recoverable on ceded reinsurance

The composition of the Company’s reinsurance recoverable at June 30, 2005 and December 31, 2004, is as follows:

	June 30 2005	December 31 2004 (Restated)
	(in millions of U.S. dollars)
Reinsurance recoverable on paid losses and loss expenses	$1,215	$1,210
Bad debt reserve on paid losses and loss expenses	(300)	(309)
Reinsurance recoverable on future policy benefits	13	15
Reinsurance recoverable on unpaid losses and loss expenses	14,119	14,585
Bad debt reserve on unpaid losses and loss expenses	(619)	(619)

Net reinsurance recoverable	$14,428	$14,882

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Following is a breakdown of the Company’s reinsurance recoverable on paid losses at June 30, 2005 and December 31, 2004.

	June 30, 2005			December 31, 2004 (Restated)
Category	Amount	Bad Debt Reserve	% of Total Reserve	Amount	Bad Debt Reserve	% of Total Reserve
	(in millions of U.S. dollars)
General collections	$719	$29	4.0%	$716	$37	5.2%
Other	496	271	54.6%	494	272	55.1%

Total	$1,215	$300	24.7%	$1,210	$309	25.5%

General collections balances represent amounts in the process of collection in the normal course of business for which the Company has no indication of dispute or credit-related issues.

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The presentation of income and expenses relating to GMDB and GMIB reinsurance for the periods indicated are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
	(in millions of U.S. dollars)
GMDB
Net premiums earned	$16	$10	$34	$20
Life and annuity benefits expense	$12	$4	$20	$8

GMIB
Net premiums earned	$21	$16	$42	$29
Life and annuity benefits expense	—	$5	$2	$10
Realized gains (losses)	$27	$15	$6	$(10)

At June 30, 2005, reported liabilities for GMDB and GMIB reinsurance were $48 million and $25 million, respectively, compared with $31 million and $29 million, respectively, at December 31, 2004. Reported liabilities for both GMDB and GMIB reinsurance are determined using internal valuation models. Such valuations require considerable judgment and are subject to significant uncertainty. The valuation of these products is subject to fluctuations arising from, among other factors, changes in interest rates, changes in the equity markets, and changes in the allocation of the investments underlying annuitant’s account value. These models and the related assumptions are continually reviewed by management and enhanced, as appropriate, based upon improvements in modeling techniques and availability of more timely information, such as market conditions and demographics of in-force annuities.

At June 30, 2005, the Company’s net amount at risk from its GMDB and GMIB reinsurance programs was $403 million and $22 million, respectively. For the GMDB programs, the net amount at risk is defined as the excess, if any, of the current guaranteed value over the current account value. For the GMIB programs, the net amount at risk is defined as the excess, if any, of the present value of the minimum guaranteed annuity payments over the present value of the annuity payments assumed (under the terms of the reinsurance contract) to be available to each policyholder.

7.	Commitments, contingencies and guarantees

a)	Other investments

The Company invests in limited partnerships with a carrying value of $113 million included in other investments. In connection with these investments, the Company has commitments that may require funding of up to $173 million over the next several years.

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

All of these suits seek compensatory damages without specifying an amount. As a result, ACE cannot at this time estimate its potential costs related to these legal matters and accordingly no liability for compensatory damages has been established in the Consolidated Financial Statements. The six months ended June 30, 2005, includes approximately $34 million of investigation related legal expenses. Additionally, as of June 30, 2005, ACE has paid and accrued over $44 million for legal related fees since the investigation began.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.	Debt

The following table outlines the Company’s debt at June 30, 2005 and December 31, 2004.

	June 30 2005	December 31 2004
	(in millions of U.S. dollars)
Short-term debt
Reverse Repurchase Agreements	$147	$146

	147	146

Long-term debt
ACE INA Notes due 2006	300	300
ACE Limited Senior Notes due 2007	500	500
ACE US Holdings Senior Notes due 2008	250	250
ACE INA Subordinated Notes due 2009	200	200
ACE INA Senior Notes due 2014	499	499
ACE INA Debentures due 2029	100	100

	1,849	1,849

Trust preferred securities
ACE INA Trust Preferred Securities due 2029	103	103
ACE INA Capital Securities due 2030	309	309

	$412	$412

a)	Short-term debt

The Company has commercial paper programs that use revolving credit facilities as back-up facilities and provide for up to $1.2 billion in commercial paper issuance (subject to the availability of back-up facilities, which currently total $600 million) for ACE and for ACE INA. During the second quarter of 2005, the Company reduced the commercial paper programs at ACE and ACE INA from $2.8 billion to $1.2 billion, to reflect the level of back-up facilities available. At June 30, 2005, short-term debt consisted of $147 million of amounts owed to brokers under securities repurchase transactions.

9.	Employee benefit plans

a)	Defined benefit plans

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table details the net periodic benefit costs recognized by component for the periods indicated.

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
	(in millions of U.S. dollars)
Components of net benefit cost
Service cost	$2	$1	$4	$3
Interest cost	5	4	10	8
Expected return on plan assets	(4)	(3)	(7)	(7)
Amortization of net actuarial loss	2	2	3	3

Net benefit cost	$5	$4	$10	$7

b)	Restricted stock awards

Under the Company’s long-term incentive plans, 1,722,860 and 1,544,080 restricted Ordinary Shares were awarded during the six months ended June 30, 2005 and 2004, respectively, to officers of the Company and its subsidiaries. These shares vest at various dates through 2009. In addition, during the six months ended June 30, 2005 and 2004, respectively, 24,856 and 30,361 restricted ordinary units were awarded to outside directors under the terms of the 1995 outside Directors Plan. The units issued in 2004 vested during the current year while the 2005 issuances will vest in 2006.

At the time of grant the market value of the shares awarded under these grants is recorded as unearned stock grant compensation and is presented as a separate component of shareholders’ equity. The unearned compensation is charged to income over the vesting period using the accelerated method.

10.	Other (income) expense

The following table details the components of other (income) expense as reflected in the consolidated statements of operations for the periods indicated.

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004 (Restated)	2005	2004 (Restated)
	(in millions of U.S. dollars)
Equity in net income of partially- owned companies	$(14)	$(15)	$(26)	$(17)
Minority interest expense	7	6	13	12
Compensation expense relating to IPO	—	8	—	8
Goodwill impairment	—	—	—	13
Other	1	—	2	—

Other (income) expense	$(6)	$(1)	$(11)	$16

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.	Earnings per share

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004 (Restated)	2005	2004 (Restated)
	(in millions of U.S. dollars, except share and per share data)
Numerator:
Net income	$467	$423	$904	$871
Dividends on Preferred Shares	(11)	(11)	(22)	(22)

Net income available to holders of Ordinary Shares	$456	$412	$882	$849

Denominator:
Denominator for basic earnings per share:
Weighted average shares outstanding	283,972,257	280,007,156	283,595,386	279,477,772
Effect of other dilutive securities	4,478,907	5,364,008	4,577,133	5,560,172

Denominator for diluted earnings per share:
Adjusted weighted average shares outstanding and assumed conversions	288,451,164	285,371,164	288,172,519	285,037,944

Basic earnings per share	$1.61	$1.47	$3.11	$3.04

Diluted earnings per share	$1.58	$1.44	$3.06	$2.98

12.	Taxation

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The income tax provision for the periods indicated is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004 (Restated)	2005	2004 (Restated)
	(in millions of U.S. dollars)
Current tax expense	$108	$37	$172	$106
Deferred tax expense	20	92	82	147

Provision for income taxes	$128	$129	$254	$253

The weighted average expected tax provision has been calculated using pre-tax accounting income (loss) in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. A reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate for the periods indicated is provided below.

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004 (Restated)	2005	2004 (Restated)
	(in millions of U.S. dollars)
Expected tax provision at weighted average rate	$142	$92	$273	$214
Permanent differences
Tax-exempt interest	(1)	(2)	(3)	(7)
American Job Creation Act	(19)	—	(27)	—
Other	3	2	6	2
Sale of Assured Guaranty	—	35	—	35
Goodwill	—	—	—	4
Net withholding taxes	3	2	5	5

Total provision for income taxes	$128	$129	$254	$253

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The components of the net deferred tax asset for the periods indicated are as follows:

	June 30 2005	December 31 2004 (Restated)
	(in millions of U.S. dollars)
Deferred tax assets
Loss reserve discount	$601	$607
Unearned premium reserve	158	143
Foreign tax credits	532	432
Investments	131	127
Bad debts	174	171
Net operating loss carry-forward	81	228
Other, net	72	73

Total deferred tax assets	1,749	1,781

Deferred tax liabilities
Deferred policy acquisition costs	134	132
Unrealized appreciation on investments	110	135
Unremitted foreign earnings	284	251

Total deferred tax liabilities	528	518

Valuation allowance	87	90

Net deferred tax asset	$1,134	$1,173

The valuation allowance of $87 million at June 30, 2005 and $90 million at December 31, 2004, reflects management’s assessment, based on available information, that it is more likely than not that a portion of the deferred tax asset will not be realized due to the inability of certain foreign subsidiaries to generate sufficient taxable income or the inability to utilize foreign tax credits. Adjustments to the valuation allowances are made when there is a change in management’s assessment of the amount of deferred tax asset that is realizable. The $3 million reduction in the valuation allowance during the period relates to the change in the excess of tax basis over financial reporting basis of a foreign subsidiary due to currency translation adjustments.

At June 30, 2005, the Company has net operating loss carryforwards for U.S. federal income tax purposes of approximately $231 million. The net operating loss carryforwards are available to offset future U.S. federal taxable income and, if unutilized, will expire in the year 2022. In addition, the Company has a foreign tax credit carryforward in the amount of $59 million which, if unutilized, will expire in the years 2011-2015. The Company has an alternative minimum tax credit carryforward of $30.8 million which can be carried forward indefinitely.

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

13.	Information provided in connection with outstanding debt of subsidiaries

The following tables present condensed consolidating financial information at June 30, 2005 and December 31, 2004 and for the three and six months ended June 30, 2005 and 2004, for ACE Limited (the “Parent Guarantor”) and its “Subsidiary Issuer”, ACE INA Holdings, Inc. The Subsidiary Issuer is an indirect wholly-owned subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings. The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuer.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Balance Sheet at June 30, 2005

(in millions of U.S. dollars)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	ACE Limited Consolidated
Assets
Investments	$57	$14,803	$13,911	$—	$28,771
Cash	14	288	349	—	651
Insurance and reinsurance balances receivable	—	2,850	878	—	3,728
Reinsurance recoverable	—	13,618	810	—	14,428
Goodwill	—	2,221	482	—	2,703
Investments in subsidiaries	11,154	—	—	(11,154)	—
Other assets	11	5,439	2,392	—	7,842

Total assets	$11,236	$39,219	$18,822	$(11,154)	$58,123

Liabilities
Unpaid losses and loss expenses	$—	$23,776	$8,325	$—	$32,101
Unearned premiums	—	4,811	1,646	—	6,457
Future policy benefits for life and annuity contracts	—	—	517	—	517
Due (to) from subsidiaries and affiliates, net	18	(51)	51	(18)	—
Short-term debt	—	—	147	—	147
Long-term debt	500	1,099	250	—	1,849
Trust preferred securities	—	412	—	—	412
Other liabilities	219	4,270	1,652	—	6,141

Total liabilities	737	34,317	12,588	(18)	47,624

Total shareholders’ equity	10,499	4,902	6,234	(11,136)	10,499

Total liabilities and shareholders’ equity	$11,236	$39,219	$18,822	$(11,154)	$58,123

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)	Includes ACE Limited parent company eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Balance Sheet at December 31, 2004

(in millions of U.S. dollars)

(Restated)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	ACE Limited Consolidated
Assets
Investments	$82	$14,182	$12,661	$—	$26,925
Cash	6	116	376	—	498
Insurance and reinsurance balances receivable	—	2,508	747	—	3,255
Reinsurance recoverable	—	13,780	1,102	—	14,882
Goodwill	—	2,213	487	—	2,700
Investments in subsidiaries	10,509	—	—	(10,509)	—
Other assets	36	5,360	2,527	—	7,923

Total assets	$10,633	$38,159	$17,900	$(10,509)	$56,183

Liabilities
Unpaid losses and loss expenses	$—	$23,259	$8,224	$—	$31,483
Unearned premiums	—	4,448	1,535	—	5,983
Future policy benefits for life and annuity contracts	—	—	509	—	509
Due to (from)subsidiaries and affiliates, net	124	164	(164)	(124)	—
Short-term debt	—	—	146	—	146
Long-term debt	500	1,099	250	—	1,849
Trust preferred securities	—	412	—	—	412
Other liabilities	164	4,308	1,484	—	5,956

Total liabilities	788	33,690	11,984	(124)	46,338

Total shareholders’ equity	9,845	4,469	5,916	(10,385)	9,845

Total liabilities and shareholders’ equity	$10,633	$38,159	$17,900	$(10,509)	$56,183

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)	Includes ACE Limited parent company eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Operations

For the three months ended June 30, 2005

(in millions of U.S. dollars)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	ACE Limited Consolidated
Net premiums written	$—	$1,746	$1,163	$—	$2,909
Net premiums earned	—	1,759	1,162	—	2,921
Net investment income	—	158	147	—	305
Equity in earnings of subsidiaries	558	—	—	(558)	—
Net realized gains (losses)	(52)	23	61	—	32
Losses and loss expenses	—	1,130	714	—	1,844
Life and annuity benefits	—	—	37	—	37
Policy acquisition costs and administrative expenses	33	419	293	—	745
Interest expense	6	31	6	—	43
Other (income) expense	—	1	(7)	—	(6)
Income tax expense	—	109	19	—	128

Net income	$467	$250	$308	$(558)	$467

Condensed Consolidating Statement of Operations

For the three months ended June 30, 2004

(in millions of U.S. dollars)

(Restated)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	ACE Limited Consolidated
Net premiums written	$—	$1,670	$1,191	$—	$2,861
Net premiums earned	—	1,581	1,201	—	2,782
Net investment income	1	114	129	(1)	243
Equity in earnings of subsidiaries	427	—	—	(427)	—
Net realized gains (losses)	27	(8)	23	—	42
Losses and loss expenses	—	1,008	718	—	1,726
Life and annuity benefits	—	—	44	—	44
Policy acquisition costs and administrative expenses	26	366	311	(3)	700
Interest expense	6	35	6	(1)	46
Other (income) expense	—	2	(3)	—	(1)
Income tax expense	—	96	33	—	129

Net income	$423	$180	$244	$(424)	$423

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)	Includes ACE Limited parent company eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Operations

For the six months ended June 30, 2005

(in millions of U.S. dollars)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	ACE Limited Consolidated
Net premiums written	$—	$3,738	$2,537	$—	$6,275
Net premiums earned	—	3,437	2,361	—	5,798
Net investment income	—	300	290	—	590
Equity in earnings of subsidiaries	1,039	—	—	(1,039)	—
Net realized gains (losses)	(57)	40	35	—	18
Losses and loss expenses	—	2,203	1,430	—	3,633
Life and annuity benefits	—	—	72	—	72
Policy acquisition costs and administrative expenses	66	835	586	(18)	1,469
Interest expense	12	63	12	(2)	85
Other (income) expense	—	1	(12)	—	(11)
Income tax expense	—	212	42	—	254

Net income	$904	$463	$556	$(1,019)	$904

Condensed Consolidating Statement of Operations

For the six months ended June 30, 2004

(in millions of U.S. dollars)

(Restated)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	ACE Limited Consolidated
Net premiums written	$—	$3,459	$2,622	$—	$6,081
Net premiums earned	—	2,922	2,448	—	5,370
Net investment income	6	216	267	(4)	485
Equity in earnings of subsidiaries	919	—	—	(919)	—
Net realized gains (losses)	13	27	59	—	99
Losses and loss expenses	—	1,884	1,371	—	3,255
Life and annuity benefits	—	—	86	—	86
Policy acquisition costs and administrative expenses	54	704	631	(6)	1,383
Interest expense	12	67	13	(2)	90
Other (income) expense	—	5	11	—	16
Income tax expense	1	177	75	—	253

Net income	$871	$328	$587	$(915)	$871

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)	Includes ACE Limited parent company eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the six months ended June 30, 2005

(in millions of U.S. dollars)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	ACE Limited Consolidated
Net cash flows from operating activities	$24	$1,267	$1,015	$2,306

Cash flows used for investing activities
Purchases of fixed maturities available for sale	24	(6,760)	(7,483)	(14,219)
Purchases of equity securities	—	(177)	(166)	(343)
Sales of fixed maturities available for sale	—	5,551	6,710	12,261
Maturities of fixed maturities held to maturity	—	—	73	73
Sales of equity securities	—	134	78	212
Net proceeds from the settlement of investment derivatives	(57)	—	14	(43)
Capitalization of subsidiaries	(100)	100	—	—
Dividends received from subsidiaries	275	—	(275)	—
Other	—	128	(125)	3

Net cash flows used for investing activities	$142	$(1,024)	$(1,174)	$(2,056)

Cash flows from (used for) financing activities
Dividends paid on Ordinary Shares	(120)	—	—	(120)
Dividends paid on Preferred Shares	(22)	—	—	(22)
Net proceeds from short-term debt	—	—	1	1
Proceeds from exercise of options for Ordinary Shares	60	—	—	60
Proceeds from Ordinary Shares issued under ESPP	4	—	—	4
Advances (to) from affiliates	(80)	(166)	246	—

Net cash flows from (used for) financing activities	$(158)	$(166)	$247	$(77)

Effect of foreign currency rate changes on cash and cash equivalents	$—	$(14)	$(6)	$(20)

Net increase in cash	8	63	82	153
Cash – beginning of period	6	225	267	498

Cash – end of period	$14	$288	$349	$651

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the six months ended June 30, 2004

(in millions of U.S. dollars)

(Restated)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	ACE Limited Consolidated
Net cash flows from (used for) operating activities	$50	$1,244	$970	$2,264

Cash flows used for investing activities
Purchases of fixed maturities available for sale	(54)	(5,592)	(8,066)	(13,712)
Purchases of equity securities	—	(349)	(472)	(821)
Sales of fixed maturities available for sale	21	3,600	6,993	10,614
Sales of equity securities	—	279	162	441
Net proceeds from the settlement of investment derivatives	13	—	2	15
Capitalization of subsidiaries	(540)	295	245	—
Dividends received from subsidiaries	322	—	(322)	—
Sale of subsidiary (net of cash sold)	—	—	953	953
Other	—	122	(216)	(94)

Net cash flows from (used for) investing activities	$(238)	$(1,645)	$(721)	$(2,604)

Cash flows from (used for) financing activities
Dividends paid on Ordinary Shares	(107)	—	—	(107)
Dividends paid on Preferred Shares	(22)	—	—	(22)
Net proceeds from short-term debt	—	500	—	500
Proceeds from exercise of options for Ordinary Shares	4	—	—	4
Proceeds from Ordinary Shares issued under ESPP	61	—	—	61
Advances (to) from affiliates	271	51	(322)	—

Net cash flows from (used for) financing activities	$207	$551	$(322)	$436

Effect of foreign currency rate changes on cash and cash equivalents	$—	$1	$4	$5

Net increase in cash	19	151	(69)	101
Cash – beginning of period	27	165	367	559

Cash – end of period	$46	$316	$298	$660

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14.	Segment information

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

Corporate and other includes ACE Limited and ACE INA Holdings (Corporate) and intercompany eliminations. In addition, included in losses and loss expenses for the six months ended June 30, 2005 are losses incurred in connection with the commutation of ceded reinsurance contracts that resulted from a differential between the consideration received from reinsurers and the related reduction of reinsurance recoverables, principally related to the time value of money. Due to the Company’s initiatives to reduce reinsurance recoverable balances and thereby encourage such commutations, losses recognized in connection with the commutation of ceded reinsurance contracts are generally not considered when assessing segment performance and accordingly, are directly allocated to Corporate. Additionally, the Company does not consider the development of loss reserves related to the September 11 tragedy in assessing segment performance as these loss reserves are

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

managed by Corporate. Accordingly, the effect of the related loss reserve development on net income is reported within Corporate. There were no losses related to the September 11 tragedy included in Corporate for the six months ended June 30, 2005 and 2004.

For segment reporting purposes, certain items have been presented in a different manner than in the consolidated financial statements. The following tables summarize the operations by segment for the periods indicated.

Statement of Operations by Segment

For the three months ended June 30, 2005

(in millions of U.S. dollars)

	Insurance – North American	Insurance - Overseas General	Global Reinsurance	Corporate and Other	Consolidated Property & Casualty (1)	Financial Services	ACE Consolidated
Gross premiums written	$2,344	$1,428	$369	$—	$4,141	$15	$4,156
Net premiums written	1,412	1,062	363	—	2,837	15	2,852
Net premiums earned	1,319	1,081	372	—	2,772	92	2,864
Losses and loss expenses	948	610	206	10	1,774	70	1,844
Policy acquisition costs	130	217	77	—	424	1	425
Administrative expenses	111	142	16	39	308	7	315

Underwriting income (loss)	130	112	73	(49)	266	14	280

Life
Gross premiums written	—	—	57	—	—	—	57
Net premiums written	—	—	57	—	—	—	57
Net premiums earned	—	—	57	—	—	—	57
Life and annuity benefits	—	—	37	—	—	—	37
Policy acquisition costs	—	—	4	—	—	—	4
Administrative expenses	—	—	1	—	—	—	1
Net investment income	—	—	10	—	—	—	10

Underwriting income	—	—	25	—	—	—	25

Net investment income	142	80	40	3	265	30	295
Net realized gains (losses)	14	34	33	(52)	29	3	32
Interest expense	5	—	—	38	43	—	43
Other (income) expense	1	5	1	—	7	(13)	(6)
Income tax expense (benefit)	81	48	9	(17)	121	7	128

Net income (loss)	$199	$173	$161	$(119)	$389	$53	$467

(1)	Excludes life reinsurance business.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Statement of Operations by Segment

For the three months ended June 30, 2004

(in millions of U.S. dollars)

(Restated)

	Insurance – North American	Insurance - Overseas General	Global Reinsurance	Corporate and Other	Consolidated Property & Casualty (1)	Financial Services	ACE Consolidated
Gross premiums written	$2,102	$1,501	$368	$—	$3,971	$15	$3,986
Net premiums written	1,330	1,098	365	—	2,793	13	2,806
Net premiums earned	1,178	1,069	347	—	2,594	134	2,728
Losses and loss expenses	836	627	173	—	1,636	90	1,726
Policy acquisition costs	112	195	74	—	381	9	390
Administrative expenses	110	139	16	29	294	9	303

Underwriting income (loss)	120	108	84	(29)	283	26	309

Life
Gross premiums written	—	—	56	—	—	—	56
Net premiums written	—	—	55	—	—	—	55
Net premiums earned	—	—	54	—	—	—	54
Life and annuity benefits	—	—	44	—	—	—	44
Policy acquisition costs	—	—	6	—	—	—	6
Administrative expenses	—	—	1	—	—	—	1
Net investment income	—	—	8	—	—	—	8

Underwriting income	—	—	11	—	—	—	11

Net investment income	110	58	29	2	199	36	235
Net realized gains (losses)	30	3	12	29	74	(32)	42
Interest expense	5	—	—	40	45	1	46
Other (income) expense	3	4	—	(1)	6	(7)	(1)
Income tax expense (benefit)	71	60	1	(14)	118	11	129

Net income (loss)	$181	$105	$135	$(23)	$387	$25	$423

(1)	Excludes life reinsurance business.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Statement of Operations by Segment

For the six months ended June 30, 2005

(in millions of U.S. dollars)

	Insurance – North American	Insurance - Overseas General	Global Reinsurance	Corporate and Other	Consolidated Property & Casualty (1)	Financial Services	ACE Consolidated
Gross premiums written	$4,494	$3,064	$905	$—	$8,463	$178	$8,641
Net premiums written	2,837	2,257	890	—	5,984	176	6,160
Net premiums earned	2,604	2,169	728	—	5,501	182	5,683
Losses and loss expenses	1,840	1,220	411	9	3,480	153	3,633
Policy acquisition costs	247	409	150	—	806	3	809
Administrative expenses	222	290	31	95	638	11	649

Underwriting income (loss)	295	250	136	(104)	577	15	592

Life
Gross premiums written	—	—	115	—	—	—	115
Net premiums written	—	—	115	—	—	—	115
Net premiums earned	—	—	115	—	—	—	115
Life and annuity benefits	—	—	72	—	—	—	72
Policy acquisition costs	—	—	8	—	—	—	8
Administrative expenses	—	—	3	—	—	—	3
Net investment income	—	—	19	—	—	—	19

Underwriting income	—	—	51	—	—	—	51

Net investment income	273	154	79	3	509	62	571
Net realized gains (losses)	3	52	11	(57)	9	9	18
Interest expense	10	—	1	74	85	—	85
Other (income) expense	1	11	2	—	14	(25)	(11)
Income tax expense (benefit)	161	100	18	(38)	241	13	254

Net income (loss)	$399	$345	$256	$(194)	$755	$98	$904

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Statement of Operations by Segment

For the six months ended June 30, 2004

(in millions of U.S. dollars)

(Restated)

	Insurance – North American	Insurance - Overseas General	Global Reinsurance	Corporate and Other	Consolidated Property & Casualty(1)	Financial Services	ACE Consolidated
Gross premiums written	$4,007	$3,174	$947	$—	$8,128	$223	$8,351
Net premiums written	2,541	2,276	937	—	5,754	221	5,975
Net premiums earned	2,185	2,088	679	—	4,952	313	5,265
Losses and loss expenses	1,534	1,213	333	—	3,080	175	3,255
Policy acquisition costs	212	380	138	—	730	20	750
Administrative expenses	213	277	34	62	586	34	620

Underwriting income (loss)	226	218	174	(62)	556	84	640

Life
Gross premiums written	—	—	109	—	—	—	109
Net premiums written	—	—	106	—	—	—	106
Net premiums earned	—	—	105	—	—	—	105
Life and annuity benefits	—	—	86	—	—	—	86
Policy acquisition costs	—	—	11	—	—	—	11
Administrative expenses	—	—	2	—	—	—	2
Net investment income	—	—	16	—	—	—	16

Underwriting income	—	—	22	—	—	—	22

Net investment income (loss)	214	108	56	2	380	89	469
Net realized gains (losses)	82	27	2	15	126	(27)	99
Interest expense	10	—	—	77	87	3	90
Other (income) expense	6	7	—	(1)	12	4	16
Income tax expense (benefit)	134	111	4	(27)	222	31	253

Net income (loss)	$372	$235	$250	$(94)	$741	$108	$871

Underwriting assets for property and casualty and financial services are reviewed in total by management for purposes of decision-making. The Company does not allocate assets to its segments. Assets are specifically identified for our life reinsurance operations and corporate holding companies, including ACE Limited and ACE INA Holdings.

The following table summarizes the identifiable assets at June 30, 2005 and December 31, 2004.

	June 30 2005	December 31 2004 (Restated)
	(in millions of U.S. dollars)
Life reinsurance	$860	$749
Corporate	2,163	2,125
All other	55,100	53,309

Total assets	$58,123	$56,183

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables summarize the revenues of each segment by product offering for the periods indicated.

Net premiums earned by type of premium

	Property & Casualty	Life, Accident & Health	Financial Services	ACE Consolidated
	(in millions of U.S. dollars)
Three Months Ended June 30, 2005
Insurance – North American	$1,274	45	—	1,319
Insurance – Overseas General	813	268	—	1,081
Global Reinsurance	372	57	—	429
Financial Services	—	—	92	92

	$2,459	370	92	2,921

Three Months Ended June 30, 2004 (Restated)
Insurance – North American	$1,134	$44	$—	$1,178
Insurance – Overseas General	822	247	—	1,069
Global Reinsurance	347	54	—	401
Financial Services	—	—	134	134

	$2,303	$345	$134	$2,782

Six Months Ended June 30, 2005
Insurance – North American	$2,512	92	—	2,604
Insurance – Overseas General	1,649	520	—	2,169
Global Reinsurance	728	115	—	843
Financial Services	—	—	182	182

	$4,889	727	182	5,798

Six Months Ended June 30, 2004 (Restated)
Insurance – North American	$2,099	$86	$—	$2,185
Insurance – Overseas General	1,628	460	—	2,088
Global Reinsurance	679	105	—	784
Financial Services	—	—	313	313

	$4,406	$651	$313	$5,370

The following table summarizes the Company’s gross premiums written by geographic region for the periods indicated. Allocations have been made on the basis of location of risk.

Three Months Ended	North America	Europe	Australia & New Zealand	Asia Pacific	Latin America
June 30, 2005	61%	25%	2%	8%	4%
June 30, 2004 (Restated)	63%	24%	2%	7%	4%

15.	Restatement of previously issued financial statements

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

Pursuant to these corrections, the Company has restated its previously reported financial statements as of and for the years ended December 31, 2004, 2003, 2002, 2001, and 2000, as well as each of the quarters in the years 2004 and 2003 and the quarter ended March 31, 2005. Consequently, ACE’s previously issued financial statements for these periods should no longer be relied upon. As of June 30, 2005, ACE was in compliance with all debt covenants after considering the impact of the restatement.

Reinsurance Contracts Purchased. Management has concluded that three ceded reinsurance contracts historically accounted for as reinsurance did not transfer sufficient risk at their inception. The change from reinsurance to deposit accounting for these contracts had the most significant effect on our historical financial statements relative to other corrections, comprising the majority of the change in yearly or quarterly net income related to the restatement. For the six months ended June 30, 2005, the restatement of these contracts resulted in a decrease in net income of $0.2 million. For the three and six months ended June 30, 2004, the restatement of these contracts resulted in a decrease in net income of $1.1 million and $1.6 million, respectively.

Insurance and Reinsurance Contracts Sold. Management has concluded that two insurance contracts sold by a Bermuda subsidiary and one reinsurance contract sold by an ACE USA subsidiary did not assume sufficient risk. These contracts were terminated prior to the restatement and covered periods from 1999 through the first quarter of 2004. For the three and six months ended June 30 2004, the restatement of these contracts resulted in an increase in net income of $79 thousand and $158 thousand, respectively.

Other Adjustments. The accounting for certain deferred compensation plans has been corrected in connection with the restatement. ACE has revised the original accounting for these plans from that of a fixed plan to a variable plan and has thus recognized compensation expense that had previously not been recognized. Other adjustments were also recorded in connection with the restatement that includes miscellaneous corrections previously made in ACE’s financial statements, such as the write-off of certain balance sheet accounts in connection with reconciliations prepared during its internal controls effort in 2004. Through the restatement, ACE is reallocating adjustments made in previous reporting periods to their proper periods. For the three and six months ended June 30, 2004, the restatement of these items resulted in an increase in net income of $11.9 million and $12.8 million, respectively.

Effect of Restatement

The effect of the restatement on shareholders’ equity is as follows:

June 30 2004
Shareholders’ equity as reported	$9,220
Restatement adjustments:
Net income	10
Additional paid in capital	3
Net unrealized depreciation on investments	(6)
Cumulative translation adjustments	(6)
Cumulative effect of restatement	(5)

Shareholders’ equity restated	$9,216

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

Consolidated Balance Sheets June 30, 2004

	2004 (As Reported)	2004 (Restated)
	(in millions of U.S. dollars)
Assets
Investments
Fixed maturities, at fair value	$19,791	$19,913
Equity securities, at fair value	982	981
Short-term investments, at fair value	2,541	2,561
Other investments	460	563

Total investments	23,774	24,018

Cash	663	660
Securities lending collateral	1,542	1,542
Accrued investment income	261	262
Insurance and reinsurance balances receivable	3,567	3,560
Accounts and notes receivable	195	194
Reinsurance recoverable	14,374	13,649
Deferred policy acquisition costs	969	969
Prepaid reinsurance premiums	1,652	1,518
Funds withheld	347	348
Value of reinsurance business assumed	310	310
Goodwill	2,614	2,701
Deferred tax assets	1,115	1,138
Investments in partially-owned insurance companies	756	756
Other assets	1,512	1,858

Total assets	$53,651	$53,483

Liabilities
Unpaid losses and loss expenses	$28,224	$28,152
Unearned premiums	6,556	6,357
Future policy benefits for life and annuity contracts	505	505
Funds withheld	201	200
Insurance and reinsurance balances payable	2,280	2,349
Deposit liabilities	221	221
Securities lending collateral	1,542	1,542
Payable for securities purchased	726	726
Accounts payable, accrued expenses and other liabilities	1,234	1,273
Dividends payable	60	60
Short-term debt	546	546
Long-term debt	1,849	1,849
Trust preferred securities	487	487

Total liabilities	44,431	44,267

Commitments and contingencies
Shareholders’ equity
Preferred Shares	2	2
Ordinary Shares	12	12
Additional paid-in capital	4,880	4,883
Unearned stock grant compensation	(84)	(84)
Retained earnings	4,105	4,110
Deferred compensation obligation	13	13
Accumulated other comprehensive income	305	293
Ordinary Shares issued to employee trust	(13)	(13)

Total shareholders’ equity	9,220	9,216

Total liabilities and shareholders’ equity	$53,651	$53,483

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Consolidated Statements of Operations for the three and six months ended June 30, 2004

	Three Months		Six Months
	As Reported	Restated	As Reported	Restated
	(in millions of U.S. dollars, except per share data)
Revenues
Gross premiums written	$4,041	$4,042	$8,456	$8,460
Reinsurance premiums ceded	(1,174)	(1,181)	(2,351)	(2,379)

Net premiums written	2,867	2,861	6,105	6,081
Change in unearned premiums	(78)	(79)	(717)	(711)

Net premiums earned	2,789	2,782	5,388	5,370
Net investment income	237	243	475	485
Net realized gains (losses)	42	42	100	99

Total revenues	3,068	3,067	5,963	5,954

Expenses
Losses and loss expenses	1,724	1,726	3,267	3,255
Life and annuity benefits	44	44	86	86
Policy acquisition costs	396	396	761	761
Administrative expenses	310	304	625	622
Interest expense	47	46	90	90
Other (income) expense	6	(1)	23	16

Total expenses	2,527	2,515	4,852	4,830

Income before income tax	541	552	1,111	1,124
Income tax expense	128	129	251	253

Net income	$413	$423	$860	$871

Basic earnings per share	$1.43	$1.47	$2.99	$3.04

Diluted earnings per share	$1.41	$1.44	$2.94	$2.98

Consolidated Statements of Cash Flows for the six months ended June 30, 2004

	2004 (As Reported)	2004 (Restated)
	(in millions of U.S. dollars)
Net cash flows from operating activities	$2,269	$2,264
Net cash flows used for investing activities	(2,614)	(2,604)
Net cash flows from financing activities	435	436
Effect of foreign currency rate changes on cash and cash equivalents	11	5

Net increase in cash	$101	$101
Cash – beginning of period	562	559

Cash – end of period	$663	$660

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations, financial condition, and liquidity and capital resources as of and for the three and six months ended June 30, 2005. Our results of operations and cash flows for any interim period are not necessarily indicative of our results for the full year. This discussion should be read in conjunction with our Consolidated Financial Statements and related notes and our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K/A for the year ended December 31, 2004.

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

The insurance industry is highly competitive with many companies offering similar coverage. The rates, terms and conditions related to the products we offer have historically changed depending on the timing of the insurance cycle. During periods of excess underwriting capacity, as defined by availability of capital, competition can result in lower pricing and less favorable terms and conditions. During periods of reduced underwriting capacity, pricing and terms and conditions are generally more favorable. For the six months ended June 30, 2005, we have observed continued deterioration in market conditions and as a result, our net premiums written were stable overall and declined in several of our businesses – a reflection of our underwriting discipline.

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

ACE has been conducting its own investigation that encompassed the subjects raised by the NYAG, the other state attorneys general and the SEC. The investigation has been conducted by a team from the firm of Debevoise & Plimpton LLP. The team is headed by former United States Attorney Mary Jo White and has operated under the direction of the Audit Committee of the Board of Directors. The Audit Committee of the Board of Directors has retained Cleary Gottlieb Steen & Hamilton, special outside counsel, to advise it in connection with these matters. ACE has terminated three employees, one of whom has pleaded guilty to a misdemeanor, and has suspended two other employees as a result of the internal investigation. ACE’s internal investigations pertaining to underwriting practices and non-traditional or loss mitigation insurance products are essentially complete. (See Note 15 to the accompanying Consolidated Financial Statements for further information concerning the investigation into non-traditional or loss mitigation products).

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

All of these suits seek compensatory damages without specifying an amount. As a result, ACE cannot at this time estimate its potential costs related to these legal matters and accordingly no liability for compensatory damages has been established in the Consolidated Financial Statements. The six months ended June 30, 2005, includes approximately $34 million of investigation related legal expenses. Additionally, as of June 30, 2005, ACE has paid and accrued over $44 million for legal related fees since the investigation began. In the opinion of ACE’s management, ACE’s ultimate liability for these matters is not likely to have a material adverse effect on ACE’s consolidated financial condition, although it is possible that the effect could be material to ACE’s consolidated results of operations for an individual reporting period.

Restatement of Previously Issued Financial Statements

ACE has restated its financial statements for the years ended December 31, 2004, 2003, 2002, 2001, and 2000, each of the quarters in the years 2003 and 2004, and the quarter ended March 31, 2005. The primary purpose of the restatement is to correct the accounting treatment for eight finite risk transactions. ACE has also included in the restatement correction of certain unrelated errors, previously identified but considered to be of an immaterial nature. The cumulative impact of the restatement through the first quarter of 2005 is an increase of shareholders’ equity of $4 million. The cumulative effect of the restatement for certain finite contracts as of the first quarter of 2005 is to increase shareholders’ equity by approximately $16 million. The cumulative of the other unrelated corrections is to decrease shareholders’ equity by approximately $12 million. For additional information see Note 15 to the accompanying Consolidated Financial Statements and our Annual Report on Form 10-K/A for the year ended December 31, 2004 (Note 3 to the Consolidated Financial Statements). All amounts included herein for the prior periods have been adjusted to reflect the restatement.

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

Results of Operations – Three and Six Months Ended June 30, 2005 and 2004

The discussions that follow include tables, which show both our consolidated and segment operating results for the three and six months ended June 30, 2005 and 2004. In presenting our operating results, we have discussed our performance with reference to underwriting results, which is a non-GAAP measure. We consider this measure, which may be defined differently by other companies, to be important in understanding our overall results of operations. Underwriting results are calculated by subtracting losses and loss expenses, life and annuity benefits, policy acquisition costs and administrative expenses from net premiums earned. We use underwriting results and operating ratios to monitor the results of our operations without the impact of certain factors, including investment income, other income and expenses, interest and income tax expense and net realized gains (losses). We believe the use of these measures enhance the understanding of our results of operations by highlighting the underlying profitability of our insurance business. Underwriting results should not be viewed as a substitute for measures determined in accordance with GAAP.

Consolidated Operating Results

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004 (Restated)	2005	2004 (Restated)
	(in millions of U.S. dollars)
Net premiums written	$2,909	$2,861	$6,275	$6,081
Net premiums earned	2,921	2,782	5,798	5,370
Net investment income	305	243	590	485
Net realized gains	32	42	18	99

Total revenues	$3,258	$3,067	$6,406	$5,954

Losses and loss expenses	1,844	1,726	3,633	3,255
Life and annuity benefits	37	44	72	86
Policy acquisition costs	429	396	817	761
Administrative expenses	316	304	652	622
Interest expense	43	46	85	90
Other (income) expense	(6)	(1)	(11)	16

Total expenses	$2,663	$2,515	$5,248	$4,830

Income before income tax	595	552	1,158	1,124
Income tax expense	128	129	254	253

Net income	$467	$423	$904	$871

Net premiums written, which reflect the premiums we retain after purchasing reinsurance protection, increased two percent and three percent in the three and six months ended June 30, 2005, respectively, compared with the same periods in 2004. The P&C business reported increases in net premiums written of two percent and four percent in three and six months ended June 30, 2005, respectively. These increases were principally driven by growth in the U.S. casualty operations of the Insurance-North American segment, partially offset by modest declines in other segments. Our Financial Services business reported stable net premiums written in the current quarter and a decline of $45 million in the six months ended June 30, 2005.

The following table provides a consolidated breakdown of net premiums earned by line of business for the periods indicated.

	Three Months Ended June 30				Six Months Ended June 30
	2005	% of total	2004 (Restated)	% of total	2005	% of total	2004 (Restated)	% of total
	(in millions of U.S. dollars)
Property and all Other	$871	30%	$885	32%	$1,745	30%	$1,655	31%
Casualty	1,588	54%	1,418	51%	3,144	54%	2,751	51%
Personal Accident (A&H)	313	11%	291	10%	612	11%	546	10%

Total P&C	2,772	95%	2,594	93%	5,501	95%	4,952	92%
Global Re – life	57	2%	54	2%	115	2%	105	2%
Financial Services	92	3%	134	5%	182	3%	313	6%

Net premiums earned	$2,921	100%	$2,782	100%	$5,798	100%	$5,370	100%

Net premiums earned reflect the portion of net premiums written that were recorded as revenues for the period as the exposure period expires. Net premiums earned in our P&C business increased seven percent and 11 percent in the three and six months ended June 30, 2005, respectively, compared with the same periods in 2004. Our Financial Services business reported decreases in net premiums earned of $42 million and $131 million in the three and six months ended June 30, 2005, respectively, compared with the same periods in 2004. The change in net premiums earned for our P&C business is consistent with the growth in net premiums written. For our Financial Services segment, the decrease is primarily related to the sale of Assured Guaranty – the three and six months ended June 30, 2004, included $17 million and $104 million of net premiums earned from financial guaranty business prior to the IPO.

ACE conducts business internationally and in most major foreign currencies. The following table summarizes the approximate effect of changes in foreign currency exchange rates on the growth of P&C net premiums written and earned for the periods indicated.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net premiums written:
Growth in original currency	—	2.3%
Foreign exchange effect	1.6%	1.7%

Growth as reported in U.S. dollars	1.6%	4.0%

Net premiums earned:
Growth in original currency	5.0%	9.3%
Foreign exchange effect	1.9%	1.8%

Growth as reported in U.S. dollars	6.9%	11.1%

Net investment income increased 26 percent and 22 percent in the three and six months ended June 30, 2005, respectively, compared with the same periods in 2004. The growth in net investment income for the current periods was primarily due to positive operating cash flows, which have resulted in a higher overall average invested asset base.

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

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004 (Restated)	2005	2004 (Restated)
Loss and loss expense ratio	64.4%	63.2%	63.9%	61.8%
Policy acquisition cost ratio	14.8%	14.3%	14.2%	14.2%
Administrative expense ratio	11.0%	11.2%	11.4%	11.8%
Combined ratio	90.2%	88.7%	89.5%	87.8%

Our loss and loss expense ratio increased 1.2 percentage points and 2.1 percentage points in the three and six months ended June 30, 2005, respectively, compared with the same periods in 2004. The increases for the current periods were primarily due to higher loss and loss expense ratio in our Insurance – North American and Global Reinsurance segments, due to changes in business mix. The following table shows the impact of prior period development on our loss and loss expense ratio for the periods indicated.

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004 (Restated)	2005	2004 (Restated)
Loss and loss expense ratio, as reported	64.4%	63.2%	63.9%	61.8%
Catastrophe losses	—	—	(0.1)%	—
Prior period development	(0.7)%	(0.8)%	(0.9)%	—

Loss and loss expense ratio, adjusted	63.7%	62.4%	62.9%	61.8%

We recorded $3 million in catastrophe losses, in the six months ended June 30, 2005 (recorded in the first quarter of 2005), compared with nil in the same period in 2004. Our loss and loss expense ratio is also impacted by prior period development. Prior period development arises from changes to loss estimates recognized in the current year that relate to loss reserves first reported in previous calendar years and excludes the effect of losses from the development of earned premium from previous accident years. For purposes of analysis and disclosure, management views prior period development to be changes in the nominal value of loss estimates from period to period and excludes changes in loss estimates that do not arise from the emergence of claims, such as those related to uncollectible reinsurance, interest, or foreign currency. Accordingly, specific items excluded from prior period development include the following: gains/losses related to foreign currency translation that affect both the valuation of unpaid losses and loss expenses and losses incurred; losses recognized from the early termination or commutation of reinsurance agreements that principally relate to the time value of money; changes in the value of reinsurance business assumed reflected in losses incurred but principally related to the time value of money and losses that arise from changes in estimates of earned premiums from prior accident years. We experienced net adverse prior period development of $19 million and $49 million in the three and six months ended June 30, 2005, respectively. This compares with net adverse prior period development of $21 million and net favorable development of $1 million in the three and six months ended June 30, 2004, respectively. Our Segment Operating Results, below, contain further detail of the prior period development recognized in our Consolidated Financial Statements.

Policy acquisition costs include commissions, premium taxes, underwriting and other costs that vary with, and are primarily related to, the production of premium. Administrative expenses include all other operating costs. Our policy acquisition cost ratio increased in the quarter ended June 30, 2005, compared with the same quarter of 2004, primarily due to changes in business mix at ACE International. Our administrative expenses increased primarily due to approximately $34 million of legal costs accrued in the six months ended June 30, 2005, in connection with the investigations by the various attorneys general and related matters.

Interest expense decreased in the three and six months ended June 30, 2005, compared with the same periods in 2004. This was primarily due to the $75 million of Capital Re LLC preferred securities which were outstanding during the six months ended June 30, 2004, and redeemed on July 12, 2004. Additionally, interest expense was positively impacted by the issuance of $500 million of 5.875 percent notes in June 2004, which were partially used to repay the higher interest bearing $400 million ACE INA 8.2 percent notes, in August 2004.

Segment Operating Results – Three and Six Months Ended June 30, 2005 and 2004

Our business consists of four segments: Insurance – North American, Insurance – Overseas General, Global Reinsurance, and Financial Services. Our Annual Report on Form 10-K/A for the year ended December 31, 2004, includes more information on each of our segments in the section entitled, “Segment Information”, under Item 1.

Insurance - North American

The Insurance – North American segment comprises our P&C operations in the U.S., Canada and Bermuda, represented by ACE USA (including ACE Canada), ACE Westchester Specialty and ACE Bermuda.

ACE USA comprises the U.S. and Canadian operations of ACE INA, which we acquired in 1999. ACE USA operates through several insurance companies using a network of offices throughout the U.S. and Canada. These operations provide a broad range of P&C insurance and reinsurance products to a diverse group of commercial and non-commercial enterprises and consumers. These products include excess liability, excess property, workers’ compensation, general liability, automobile liability, professional lines (directors and officers (D&O) and errors and omissions (E&O)), aerospace, accident and health (A&H) coverages as well as claim and risk management products and services. The operations of ACE USA also include run-off operations, which include Brandywine Holdings Corporation (Brandywine), Commercial Insurance Services (CIS), residual market workers’ compensation business, pools and syndicates not attributable to a single business group, the run-off of open market facilities and the run-off results of various other smaller exited lines of business. Run-off operations do not actively sell insurance products, but are responsible for the management of existing policies and related claims. The Brandywine run-off operation was created in 1996 (prior to our acquisition of ACE INA) by the restructuring of INA’s U.S. operations into two separate operations, ongoing and run-off. ACE Westchester Specialty and Brandywine contain substantially all of ACE INA’s asbestos and environmental (A&E) exposures, some of which has been assumed from affiliates through reinsurance. Brandywine also contains various run-off insurance and reinsurance businesses. For more information on A&E, refer to the section entitled “Asbestos and Environmental Liabilities”.

ACE Westchester Specialty is U.S. based and specializes in the wholesale distribution of E&S property, inland marine and casualty coverage and products. ACE Westchester Specialty also provides coverage for agriculture business and specialty programs through its Program division, writing a variety of commercial coverages through program agents, including sports/leisure activities, farm and crop/hail insurance. These products are also offered to affinity groups and through binding facilities.

ACE Bermuda writes insurance risks worldwide. ACE Bermuda provides commercial insurance products to a global client base, covering risks that are generally low in frequency and high in severity.

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004 (Restated)	2005	2004 (Restated)
	(in millions of U.S. dollars)
Net premiums written	$1,412	$1,330	$2,837	$2,541
Net premiums earned	1,319	1,178	2,604	2,185
Losses and loss expenses	948	836	1,840	1,534
Policy acquisition costs	130	112	247	212
Administrative expenses	111	110	222	213

Underwriting income	$130	$120	$295	$226

Net investment income	142	110	273	214
Net realized gains	14	30	3	82
Interest expense	5	5	10	10
Other expense	1	3	1	6
Income tax expense	81	71	161	134

Net income	$199	$181	$399	$372

Loss and loss expense ratio	71.9%	71.0%	70.7%	70.2%
Policy acquisition cost ratio	9.8%	9.5%	9.5%	9.7%
Administrative expense ratio	8.4%	9.4%	8.5%	9.8%
Combined ratio	90.1%	89.9%	88.7%	89.7%

Net premiums written for the Insurance – North American segment increased six percent and 12 percent in the three and six months ended June 30, 2005, respectively, compared with the same periods in 2004. The increases for the current periods were primarily driven by ACE USA, on the strength of good renewal activity and new business in its risk management unit and strong production from many of its recently established casualty units.

Insurance – North American’s retention ratio was 60 percent for the quarter ended June 30, 2005, compared with 63 percent for the same quarter in 2004 as retention ratios for all three components of this segment declined. ACE Westchester Specialty’s retention ratio decreased due to lower retention on property and inland marine business as well as, the revised Standard Reinsurance Agreement with the U.S. government which increased crop cessions. For ACE USA the decrease in retention ratio was a result of lower retention in the run-off operations, which benefited from the commutation of a reinsurance agreement in the second quarter of 2004 on run-off warranty business. ACE Bermuda’s retention ratio declined due to a quota share contract in the professional lines business which resulted in a higher cession of premiums in the current quarter. For the six months ended June 30, 2005, Insurance – North American’s retention ratio was stable, compared with the same period in 2004.

The following tables provide an entity/divisional breakdown of Insurance – North American’s net premiums earned for the periods indicated.

	Three Months Ended June 30				Six Months Ended June 30
	2005	% of total	2004	% of total	2005	% of total	2004	% of total
	(in millions of U.S. dollars)
Property and all Other	$334	25%	$350	30%	$654	25%	$627	29%
Casualty	940	71%	784	66%	1,858	71%	1,472	67%
Personal Accident (A&H)	45	4%	44	4%	92	4%	86	4%

Net premiums earned	$1,319	100%	$1,178	100%	$2,604	100%	$2,185	100%

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
	(in millions of U.S. dollars)
ACE USA	$866	$742	$1,714	$1,392
ACE Westchester Specialty	356	326	688	580
ACE Bermuda	97	110	202	213

Net premiums earned	$1,319	$1,178	$2,604	$2,185

ACE USA’s net premiums earned increased 17 percent and 23 percent in the three and six months ended June 30, 2005, respectively, compared with the same periods in 2004. Following the trend of net premiums written, the increases primarily related to our risk management unit which reported growth in demand for its custom coverage solutions for large companies and national accounts. Additionally, ACE USA benefited from continued growth in new business units offering workers’ compensation and medical liability coverage. The growth in net premiums earned for the current periods indicated has outpaced the growth of net premiums written, reflecting the launch of new products first offered in late 2003, expanded distribution and the more favorable rate environment experienced in 2004 and 2003.

ACE Westchester Specialty’s net premiums earned for the three and six months ended June 30, 2005, increased nine percent and 19 percent, respectively, compared with the same periods in 2004. This increase primarily reflects growth in casualty business, particularly in late 2004 and early 2005, partially offset by the increased cessions discussed above.

ACE Bermuda’s reported net premiums earned decreased 12 percent and five percent in the three and six months ended June 30, 2005, respectively, compared with the same periods in 2004. These decreases are primarily due to continued competition for professional lines business, which has put downward pressure on rates.

Insurance – North American’s loss and loss expense ratio increased in the three and six months ended June 30, 2005, compared with the same period in 2004, due to increased casualty business (which typically experiences higher loss ratios than other business) and an increase in net adverse prior period development. The following table shows the impact of prior period development on our loss and loss expense ratio for the periods indicated.

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004 (Restated)	2005	2004
Loss and loss expense ratio, as reported	71.9%	71.0%	70.7%	70.2%
Prior period development	(3.9)%	(3.5)%	(2.8)%	(2.6)%

Loss and loss expense ratio, adjusted	68.0%	67.5%	67.9%	67.6%

The loss and loss expense ratios for the three and six months ended June 30, 2005, were negatively impacted by net adverse prior period development of $51 million and $73 million, respectively. The net adverse prior period development for the three and six months ended June 30, 2005, represented 0.6 percent and 0.8 percent of the segment’s net unpaid loss and loss expense reserves at March 31, 2005, and December 31, 2004, respectively. For the three and six months ended June 30, 2004, net adverse prior period development was $41 million and $57 million, respectively. The net adverse prior period development for the three and six months ended June 30, 2004, represented 0.6 percent and 0.8 percent of the segment’s net unpaid loss and loss expense reserves at March 31, 2004, and December 31, 2003, respectively. The net prior period development for the three months ended June 30, 2005, was the net result of several underlying favorable and adverse movements, the most significant of which were:

•	Favorable development of $61 million on lines with short-tail exposures (property, inland marine and crop hail) identified as part of our standard quarterly reserving process and arose from the better than expected emergence of actual claims relative to expectations used to establish reserves, principally related to the 2004 accident year, and to a lesser extent the 2003 accident year.

•	Adverse development of $103 million on certain sub-portfolios of long-tail business, written principally during accident years 1998-2002 in our U.S. operations. In particular;

•	Excess general liability business written on major account portfolio ($38 million across accident years 1998 - 2001);

•	Run-off association captive assumed reinsurance business ($13 million in accident years 2001 and prior);

•	Run-off program business written with aggregate excess workers’ compensation exposure ($17 million in accident years 2000 to 2002);

•	Voluntary and involuntary assumed business, comprising mostly workers’ compensation, and including pool participations ($35 million in accident years 2004 and prior);

The development followed completion of reserve studies that reflected higher than anticipated actual loss experience compared with the expected assumptions used to establish reserves. In the instance of the excess general liability business, the development arose following the completion of a detailed claims review that identified the need for significant case reserve changes on a small number of accounts.

•	Adverse development of $15 million in the ACE Bermuda excess D&O liability book in accident year 2001 following a claims and legal review of information received during the current quarter on several previously notified claims.

The net prior period development for the quarter ended June 30, 2004, was the net result of several underlying adverse and favorable movements. The adverse development was primarily driven by larger than expected future settlements on several excess D&O liability policies at ACE Bermuda, and higher than anticipated actual loss emergence in our run-off operations. This adverse development was partially offset by favorable development on short-tail lines of business including property, tech lines, energy and crop hail.

Insurance – North American’s policy acquisition ratio increased in the quarter ended June 30, 2005, compared with the same quarter of 2004, primarily due to higher commission costs on crop business at ACE Westchester Specialty, partially offset by reductions in direct and contingent commissions at ACE USA. For the six months ended June 30, 2005, the policy acquisition ratio declined as the second quarter increase was offset due to lower commission expenses – a result of a shift in our business mix whereby higher-commission professional lines represented a lower proportion of our total production.

Insurance – North America’s administrative expenses were stable in the three months ended June 30, 2005, compared with the same quarter in 2004 – the prior year quarter included non-recurring expenses recorded at ACE Westchester Specialty. For the six months ended June 30, 2005, the increase in administrative expenses primarily reflects higher costs associated with servicing business growth and recently established units at ACE USA and ACE Westchester Specialty, partially offset by reduced expenses at ACE Bermuda.

Insurance - Overseas General

The Insurance - Overseas General segment consists of ACE International, which comprises our network of indigenous insurance operations, and the insurance operations of ACE Global Markets, our excess and surplus lines (E&S) writer. This segment has four regions of operations: ACE Asia Pacific, ACE Far East, ACE Latin America and the ACE European Group, which comprises ACE Europe and ACE Global Markets branded business.

ACE International maintains a sales or operational presence in every major insurance market in the world. Its P&C operations are organized geographically along product lines that provide dedicated underwriting focus to customers. Property insurance products include traditional commercial fire coverage as well as energy industry-related and other technical coverages. Principal casualty products are commercial general liability and liability coverage for multi-national organizations. Through its professional lines, ACE International provides D&O and professional indemnity coverages for medium to large clients. Marine cargo and hull coverages are written in the London market as well as in marine markets throughout the world. The A&H insurance operations provide products that are designed to meet the insurance needs of individuals and groups outside of U.S. insurance markets. These products include accidental death, medical, and hospital indemnity and income protection coverages. ACE International’s personal lines operations provides specialty products and services designed to meet the needs of specific target markets and include warranty, auto, homeowners and personal liability.

ACE Global Markets comprises our insurance operations within ACE European Group Limited (AEGL, formerly ACE INA UK Limited) and at Lloyd’s via Syndicate 2488. ACE provides funds at Lloyd’s to support underwriting by Syndicate 2488, which primarily underwrites P&C business on a global basis through Lloyd’s worldwide licenses. AEGL underwrites similar classes of business through its network of UK and Continental Europe licenses, and in U.S. states where it is eligible to write E&S business. All business underwritten by ACE Global Markets is accessed through registered brokers. The main lines of business include aviation, property, energy, professional lines, marine, political risk and A&H. ACE Global Markets is an established lead underwriter on a significant portion of the risks underwritten, particularly within the aviation and marine lines of business, and hence is able to set the policy terms and conditions of many of the policies written.

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004 (Restated)	2005	2004 (Restated)
	(in millions of U.S. dollars)
Net premiums written	$1,062	$1,098	$2,257	$2,276
Net premiums earned	1,081	1,069	2,169	2,088
Losses and loss expenses	610	627	1,220	1,213
Policy acquisition costs	217	195	409	380
Administrative expenses	142	139	290	277

Underwriting income	$112	$108	$250	$218

Net investment income	80	58	154	108
Net realized gains	34	3	52	27
Other expense	5	4	11	7
Income tax expense	48	60	100	111

Net income	$173	$105	$345	$235

Loss and loss expense ratio	56.4%	58.6%	56.2%	58.1%
Policy acquisition cost ratio	20.1%	18.3%	18.9%	18.2%
Administrative expense ratio	13.2%	13.0%	13.4%	13.3%
Combined ratio	89.7%	89.9%	88.5%	89.6%

Net premiums written for Insurance – Overseas General decreased three percent and one percent in the three and six months ended June 30, 2005, respectively, compared with the same periods in 2004. Decreases in production were partially offset by gains on conversion from the weakening of the U.S. dollar against the British pound sterling and the Euro (see table below for impact of foreign exchange on net premiums written and earned).

The following two tables provide a line of business and entity/divisional breakdown of Insurance – Overseas General’s net premiums earned for the periods indicated.

	Three Months Ended June 30				Six Months Ended June 30
	2005	% of total	2004 (Restated)	% of total	2005	% of total	2004 (Restated)	% of total
	(in millions of U.S. dollars)
Property and all Other	$382	35%	$365	34%	$783	36%	$688	33%
Casualty	431	40%	457	43%	866	40%	940	45%
Personal Accident (A&H)	268	25%	247	23%	520	24%	460	22%

Net premiums earned	$1,081	100%	$1,069	100%	$2,169	100%	$2,088	100%

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004 (Restated)	2005	2004 (Restated)
	(in millions of U.S. dollars)
ACE Europe	$476	$495	$951	$958
ACE Asia Pacific	138	114	272	229
ACE Far East	97	94	196	190
ACE Latin America	103	87	205	167

ACE International	814	790	1,624	1,544
ACE Global Markets	267	279	545	544

Net premiums earned	$1,081	$1,069	$2,169	$2,088

Insurance – Overseas General increased net premiums earned one percent and four percent in the three and six months ended June 30, 2005, compared with the same periods in 2004. These increases were primarily due to the depreciation of the U.S. dollar. ACE International’s net premiums earned increased three percent and five percent in the three and six months ended June 30, 2005, respectively, compared with the same periods in 2004. These modest increases were primarily due to the relative position of the U.S. dollar, as strong A&H growth was more than offset by lower P&C writings. ACE Europe, which accounts for approximately half of ACE International’s net premiums earned, reported a decline in production, particularly in the U.K. P&C business, which is experiencing increased competitive pricing conditions which have resulted in lower rates, deterioration in terms and reduced renewal activity. ACE Latin America and ACE Asia Pacific continued to report solid growth in A&H business for the three and six months ended June 30, 2005. ACE Global Markets’ net premiums earned decreased four percent and were stable in the three and six months ended June 30, 2005, respectively, compared with the same periods in 2004. The decrease for the current quarter was primarily due to lower rates and a decline in new business opportunities across most of ACE Global Markets’ portfolio of products, particularly within property and professional lines.

Insurance – Overseas General conducts business internationally and in most major foreign currencies. The following table summarizes the approximate effect of changes in foreign currency exchange rates on the growth of net premiums written and earned for the periods indicated.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net premiums written:
Growth in original currency	(6.9)%	(4.8)%
Foreign exchange effect	3.6%	4.0%

Growth as reported in U.S. dollars	(3.3)%	(0.8)%

Net premiums earned:
Growth in original currency	(2.9)%	—
Foreign exchange effect	4.0%	3.9%

Growth as reported in U.S. dollars	1.1%	3.9%

Insurance – Overseas General’s loss and loss expense ratio decreased 2.2 percentage points and 1.9 percentage points in the three and six months ended June 30, 2005, respectively, compared with the same periods of 2004, primarily due to an increase in net favorable prior period development, combined with favorable current accident year experience. The following table shows the impact of prior period development on our loss and loss expense ratio for the periods indicated.

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004 (Restated)	2005	2004 (Restated)
Loss and loss expense ratio, as reported	56.4%	58.6%	56.2%	58.1%
Prior period development	1.9%	0.2%	0.6%	1.2%

Loss and loss expense ratio, adjusted	58.3%	58.8%	56.8%	59.3%

The loss and loss expense ratios for the three and six months ended June 30, 2005, benefited from net favorable prior period development of $21 million and $14 million, respectively. The net favorable prior period development for the three and six months ended June 30, 2005, represented 0.4 percent and 0.3 percent of the segment’s net unpaid loss and loss expense reserves at March 31, 2005, and December 31, 2004, respectively. Net favorable prior period development was $2 million and $25 million for the three and six months ended June 30, 2004, respectively. The net favorable prior period development for the three and six months ended June 30, 2004, represented less than 0.1 percent and 0.7 percent of the segment’s net unpaid loss and loss expense reserves at March 31, 2004, and December 31, 2003, respectively.

The net prior period development for the quarter ended June 30, 2005, was the net result of several underlying favorable and adverse movements, the most significant of which were:

•	Favorable development of $34 million on short-tail property, marine, accident & health, technical and energy lines identified as part of our standard quarterly reserving process and arose from the better than expected emergence of actual claims relative to expectations used to establish the reserves, principally related to the 2004 accident year, and to a lesser extent the 2003 accident year.

•	Adverse development of $9 million on professional indemnity and financial lines principally related to accident years 2002 and prior arose following the completion in the current quarter of a claims and actuarial review that reviewed updated claims information relative to the assumptions used to establish reserves.

The net prior period development for the quarter ended June 30, 2004, was the net result of several underlying favorable and adverse movements. The favorable development in 2004 was primarily related to fire, technical, and energy lines in the U.K. and Europe partially offset by adverse claim development on the aviation product liability line of business and favorable experience on other lines at ACE Global Markets.

The policy acquisition cost ratio for Insurance – Overseas General increased in the three and six months ended June 30, 2005, compared with the same periods of 2004, primarily due to higher commissions for the current quarter as a result of changes in business mix (increase in A&H, which typically incurs higher commission than other business) and increased commissions on certain P&C lines at ACE Europe. In addition, the quarter ended June 30, 2005, was impacted by ceded premium reinstatement costs on a large loss, reducing the earned premium base compared with the same quarter in 2004. Insurance – Overseas General administrative expenses increased three percent and five percent in the three and six months ended June 30, 2005, primarily due to the depreciation of the U.S. dollar and to a lesser extent, increased costs to support business opportunities at ACE Europe and ACE Asia Pacific. These increases in administrative expenses were partially offset by improvements at ACE Global Markets due to a decline in Lloyd’s costs – a result of our reduced capacity through Syndicate 2488.

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

ACE Tempest Re Bermuda principally provides property catastrophe reinsurance globally to insurers of commercial and personal property. Property catastrophe reinsurance written on an occurrence basis protects a ceding company against an accumulation of losses covered by its issued insurance policies, arising from a common event or occurrence. ACE Tempest Re Bermuda underwrites reinsurance principally on an excess of loss basis, meaning that its exposure only arises after the ceding company’s accumulated losses have exceeded the attachment point of the reinsurance policy.

ACE Tempest Re USA acts as an underwriting agency on behalf of three of our U.S. companies. The focus of ACE Tempest Re USA has been on writing property per risk and casualty reinsurance, including marine, general aviation, surety and facultative, principally on a treaty basis, with a weighting toward casualty.

ACE Tempest Re Europe offers clients reinsurance coverage through four divisions; Lloyd’s Syndicate 2488 and ACE European Group Limited in London, ACE European Markets Reinsurance Limited in Dublin and a division in Bermuda writing aviation business on behalf of London. The London and Dublin divisions write all lines of traditional and specialty property, casualty, marine, aviation, and medical malpractice but are oriented to specialty and short-tail products.

Property and Casualty Reinsurance

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004 (Restated)	2005	2004 (Restated)
	(in millions of U.S. dollars)
Net premiums written	$363	$365	$890	$937
Net premiums earned	372	347	728	679
Losses and loss expenses	206	173	411	333
Policy acquisition costs	77	74	150	138
Administrative expenses	16	16	31	34

Underwriting income	$73	$84	$136	$174

Net investment income	40	29	79	56
Net realized gains (losses)	6	(3)	—	12
Interest Expense	—	—	1	—
Other (income) expense	1	—	2	—
Income tax expense	9	1	18	5

Net income	$109	$109	$194	$237

Loss and loss expense ratio	55.4%	50.0%	56.5%	49.1%
Policy acquisition cost ratio	20.7%	21.3%	20.6%	20.3%
Administrative expense ratio	4.1%	4.5%	4.2%	5.0%
Combined ratio	80.2%	75.8%	81.3%	74.4%

Global Reinsurance’s net premiums written were stable and decreased five percent in the three and six months ended June 30, 2005, respectively, compared with the same periods in 2004. The decrease for the six months ended June 30, 2005, was primarily driven by lower than expected January 1 renewals due to the continued downturn in market conditions for property and property catastrophe business in Bermuda and Europe. This trend was partially offset by rate improvements in Florida, following unprecedented storm activity late in 2004.

The following two tables provide a line of business and entity/divisional breakdown of Global Reinsurance’s net premiums earned for the periods indicated.

	Three Months Ended June 30				Six Months Ended June 30
	2005	% of total	2004 (Restated)	% of total	2005	% of total	2004 (Restated)	% of total
	(in millions of U.S. dollars)
Property and all Other	$81	22%	$91	26%	$167	23%	$177	26%
Casualty	217	58%	177	51%	420	58%	339	50%
Property Catastrophe	74	20%	79	23%	141	19%	163	24%

Net premiums earned	$372	100%	$347	100%	$728	100%	$679	100%

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004 (Restated)	2005	2004 (Restated)
	(in millions of U.S. dollars)
ACE Tempest Re Europe	$66	$75	$142	$150
ACE Tempest Re USA	230	189	442	360
ACE Tempest Re Bermuda	76	83	144	169

Net premiums earned	$372	$347	$728	$679

Net premiums earned increased seven percent in the three and six months ended June 30, 2005, compared with the same periods in 2004. These increases were primarily driven by strong production written in prior periods on non-catastrophe P&C business. Non-catastrophe P&C business has represented a growing portion of Global Reinsurance’s net premiums written over the last three years, and in general, has experienced more favorable market conditions over this time period compared with catastrophe lines.

ACE Tempest Re USA, reported 22 percent and 23 percent increases in net premiums earned in the three and six months ended June 30, 2005, respectively, compared with the same periods in 2004, primarily due to casualty earnings on policies written in prior periods. ACE Tempest Re Europe reported decreases in net premiums earned of 12 percent and five percent in the three and six months ended June 30, 2005, respectively, primarily due to lower rates and reductions in renewals and new business across most lines of business. ACE Tempest Re Bermuda reported eight percent and 15 percent decreases in net premiums earned in the three and six months ended June 30, 2005, respectively. After several quarters of rate decreases, market conditions for property catastrophe business improved in the three months ended June 30, 2005, and will be reflected in net premiums earned in future periods.

The loss and loss expense ratio increased 5.4 percentage points and 7.4 percentage points in the three and six months ended June 30, 2005, respectively, compared with the same periods in 2004. These increases were primarily due to changes in mix of business (see explanation below) and a decline in net favorable prior period development. The following table shows the impact of catastrophe losses and prior period development on our loss and loss expense ratio for the periods indicated.

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004 (Restated)	2005	2004 (Restated)
Loss and loss expense ratio, as reported	55.4%	50.0%	56.5%	49.1%
Catastrophe losses	—	—	(0.4)%	—
Prior period development	0.9%	3.7%	0.4%	3.8%

Loss and loss expense ratio, adjusted	56.3%	53.7%	56.5%	52.9%

Global Reinsurance recorded $3 million of net favorable prior period development in the six months ended June 30, 2005 (experienced in the current quarter), representing 0.2 percent of the segment’s net unpaid loss and loss expense reserves at March 31, 2005 and December 31, 2004. In the three and six months ended June 30, 2004, we experienced net favorable prior period development of $13 million and $26 million, respectively. The net favorable prior period development for the three and six months ended June 30, 2004, represented 1.2 percent and 2.2 percent of the segment’s net unpaid loss and loss expense reserves at March 31, 2004, and December 31, 2003, respectively. The net prior period development for the quarter ended June 30, 2005, was the net result of several offsetting favorable and adverse movements on reserves established following catastrophe events for property and property catastrophe lines of business. These movements were identified as part of our standard quarterly reserving process and included $7 million of adverse prior period development on the third quarter 2004 storms principally related to increased loss estimates on certain previously reported claims and $10 million of miscellaneous favorable development on accident years 2004 and prior. The net prior period development for the quarter ended June 30, 2004 related primarily to property and other short-tail lines. Global Reinsurance experienced $3 million of catastrophe losses in the six months ended June 30, 2005, related to European windstorms, compared with nil for the same period in 2004. The remaining increase in the loss and loss expense ratio was primarily related to the shift in mix of business that has resulted from growth in non-catastrophe P&C business at ACE Tempest Re USA and ACE Tempest Re Europe. Non-catastrophe P&C business typically exhibits higher loss ratios than property catastrophe business (except for periods with high catastrophe losses). Additionally, during the second quarter of 2005, ACE Tempest Re USA wrote more business on a pro-rata basis versus excess-of-loss, the latter of which typically experiences higher losses and loss expense ratios.

Administrative expenses have remained stable in the three and six months ended June 30, 2005, compared with the same periods in 2004. The administrative expense ratio decreased due to the increases in net premiums earned.

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

We assess the performance of our life reinsurance business based on life underwriting income which includes net investment income.

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
	(in millions of U.S. dollars)
Net premiums written	$57	$55	$115	$106
Net premiums earned	57	54	115	105
Life and annuity benefits	37	44	72	86
Policy acquisition costs	4	6	8	11
Administrative expenses	1	1	3	2
Net investment income	10	8	19	16

Life underwriting income	25	11	51	22
Net realized (losses) gains	27	15	11	(10)

Net income	$52	$26	$62	$12

Life underwriting income improved in the three and six months ended June 30, 2005, compared with the same periods in 2004, primarily due to the decrease in life and annuity benefits, combined with the increase in net premiums earned. Life and annuity benefits declined primarily due to the decrease in group long-term disability business (discontinued in 2002), which typically incurs higher benefit ratios than other types of business and also experienced a reserve strengthening in the prior year periods. Net premiums earned increased due to higher variable annuity production, partially offset by the continued decrease in production of group long-term disability business. Higher net realized gains in the quarter ended June 30, 2005, resulted in an increase in net income for the three and six months ended June 30, 2005, compared with the same periods in 2004. The net realized gains (losses) for three and six months ended June 30, 2005 and 2004, consisted primarily of fair value adjustments on guaranteed minimum income benefits (GMIBs), which occur due to movements in interest rates and the equity markets. In addition, the fair value adjustment in the quarter ended June 30, 2005 incorporated changes in some assumptions used to calculate the fair value of the GMIB liability. The aggregate impact of these changes, which primarily related to changes in expectations of future policyholder lapse and mortality rates in various economic scenarios, was a $108 million decrease in the fair value of the GMIB liability. These changes were prompted by emerging experience and are in line with industry standards; such changes may occur periodically.

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

Certain products (principally credit protection oriented) issued by the Financial Services segment have been determined to meet the definition of a derivative under FAS 133. For more information see the section entitled “Critical Accounting Estimates - Derivatives”, under Item 7 of our Annual Report on Form 10-K/A for the year ended December 31, 2004.

From April 29, 2004, our proportionate share of Assured Guaranty’s earnings is reflected in “Other (income) expense” in our consolidated statement of operations. The equity in net income recorded from Assured Guaranty in the three and six months ended June 30, 2005, was $13 million and $25 million, respectively.

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004 (Restated)	2005	2004 (Restated)
	(in millions of U.S. dollars)
Net premiums written	$15	$13	$176	$221
Net premiums earned	92	134	182	313
Losses and loss expenses	70	90	153	175
Policy acquisition costs	1	9	3	20
Administrative expenses	7	9	11	34

Underwriting income	$14	$26	$15	$84

Net investment income	30	36	62	89
Net realized gains (losses)	3	(32)	9	(27)
Interest expense	—	1	—	3
Other (income) expense	(13)	(7)	(25)	4
Income tax expense	7	11	13	31

Net income	$53	$25	$98	$108

Loss and loss expense ratio	76.0%	66.1%	84.0%	55.8%
Policy acquisition cost ratio	1.4%	7.0%	1.8%	6.4%
Administrative expense ratio	6.7%	7.5%	5.7%	11.0%
Combined ratio	84.1%	80.6%	91.5%	73.2%

Financial Services’ reported a modest increase in net premiums written for the current quarter and a decrease of 20 percent in six months ended June 30, 2005, compared with the same period in 2004. Net premiums written in the three and six months ended June 30, 2005 and 2004, related entirely to our financial solutions business. Premium volume in the financial solutions business can vary significantly from period to period and therefore premiums written in any one period are not indicative of premiums to be written in future periods. The decline in production for the six months ended June 30, 2005, reflects the decrease in underwriting opportunities in some lines of business and accounting for various transactions as deposits. Deposit accounting requires that consideration received be recorded in the balance sheet as opposed to gross premiums written in the income statement and any non-refundable fees are recorded in other income (expense).

The Financial Services segment reported a significant decrease in underwriting income in the three and six months ended June 30, 2005, compared with the same periods in 2004. The three and six months ended June 30, 2004, included $6 million and $50 million of underwriting income from financial guaranty business prior to the IPO, mainly driven by an especially low loss and loss expense ratio due to the settlement of one-time transactions in preparation for the IPO. In addition, the loss and loss expense ratios for the three and six months ended June 30, 2005, were positively impacted by $8 million and $7 million of net favorable prior period development, respectively. The net favorable prior period development for the three and six months ended June 30, 2005, represented 0.4 percent and 0.3 percent of the segment’s net unpaid loss and loss expense reserves at March 31, 2005, and December 31, 2004, respectively. For the three and six months ended June 30, 2004, we experienced net favorable prior period development of $5 million and $7 million, respectively. The net favorable prior period development for the three and six months ended June 30, 2004, represented 0.2 percent of the segment’s net unpaid loss and loss expense reserves at March 31, 2004, and December 31, 2003, respectively. The net prior period development for the quarter ended June 30, 2005, was the net result of several underlying modest favorable and adverse movements but primarily related to a significant reduction of outstanding balances on a securitized portfolio of credit card receivables following an analysis of recent collection experience. The net prior period development for the quarter ended June 30, 2004, related primarily to favorable development on a high excess of loss assumed multi-year contract partially offset by adverse development on two assumed reinsurance contracts.

Net Investment Income

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004 (Restated)	2005	2004 (Restated)
	(in millions of U.S. dollars)
Insurance – North American	$142	$110	$273	$214
Insurance – Overseas General	80	58	154	108
Global Reinsurance – P&C	40	29	79	56
Global Reinsurance – Life	10	8	19	16
Financial Services	30	36	62	89
Corporate and Other	3	2	3	2

Net investment income	$305	$243	$590	$485

Net investment income is influenced by a number of factors, including the amounts and timing of inward and outward cash flows, the level of interest rates, and changes in overall asset allocation. Net investment income increased 26 percent and 22 percent in the three and six months ended June 30, 2005, compared with the same periods in 2004. The increase in net investment income was primarily due to positive operating cash flows, which have resulted in a higher overall average invested asset base. The investment portfolio’s average yield on fixed maturities was 4.3 percent at June 30, 2005, compared with 4.6 percent at June 30, 2004. The sale of Assured Guaranty in 2004 reduced the average invested asset base for Financial Services and resulted in declines in net investment income for that segment of 17 percent and 30 percent in the three and six months ended June 30, 2005, respectively, compared with the same periods in 2004.

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

The following table presents our pre-tax net realized gains (losses) for the periods indicated:

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004 (Restated)	2005	2004 (Restated)
	(in millions of U.S. dollars)
Fixed maturities and short-term investments	$26	$(8)	$13	$47
Equity securities	21	40	35	68
Other investments	2	(4)	4	(11)
Currency	2	(8)	(1)	(3)
Derivatives:
Financial futures, options, spread lock swaps and interest rate swaps	(43)	30	(43)	29
Fair value adjustment on insurance derivatives	24	(8)	10	(31)

Subtotal derivatives	(19)	22	(33)	(2)

Total net realized gains (losses)	$32	$42	$18	$99

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

FAS 133 requires us to recognize all derivatives as either assets or liabilities on our consolidated balance sheet and measure them at fair value. We record the gains and losses resulting from the fair value measurement of derivatives in net realized gains (losses). We participate in derivative instruments in two principal ways as follows: i) to offer protection to others as the seller or writer of the derivative, such as our GMIB reinsurance contracts that are treated as derivatives for accounting purposes and our credit derivatives; or ii) to mitigate our own risk, principally arising from our investment holdings. We do not consider either type of transaction to be speculative. In the three and six months ended June 30, 2005, we recorded net realized losses of $19 million and $33 million, respectively, on derivative transactions. This compares with a net realized gain of $22 million and a net realized loss of $2 million, in the three and six months ended June 30, 2004, respectively. For an analysis of the effect of changes in interest rates and equity indices on the fair value of derivatives and the resulting impact on our net income, refer to Item 7A. of our Annual Report on Form 10-K/A for the year ended December 31, 2004.

With respect to our GMIB reinsurance and credit derivatives, we record a portion of the change in fair value in future policy benefits for life and annuity contracts and unpaid loss and loss expenses, respectively, representing our best estimate of loss pay-outs related to fees or premiums earned, and a portion in net realized gains (losses), representing other changes in fair value. The fair value adjustments related to GMIB reinsurance and credit derivatives included in net realized gains (losses) in the three and six months ended June 30, 2005, were net realized gains of $24 million and $10 million, respectively. The fair value adjustment included in net realized gains (losses) for the three and six months ended June 30, 2004 were net realized losses of $8 million and $31 million, respectively. The change in fair values related to GMIB reinsurance was realized gains of $27 million and $6 million in the three and six months ended June 30, 2005, respectively. This compares with a net realized gain of $15 million and a net realized loss of $10 million in the three and six months ended June 30, 2004. The gain or loss created by the estimated fair value adjustment will rise or fall each period based on estimated market pricing and may not be an indication of ultimate claims. Fair value is defined as the amount at which an asset or liability could be bought or sold in a current transaction between willing parties. We generally plan to hold derivative financial instruments to maturity. Where we hold derivative financial instruments to maturity, these fair value adjustments would generally be expected to reverse resulting in no gain or loss over the entire term of the contract. However, in the event that we terminate a derivative contract prior to maturity, as a result of a decision to exit a line of business or for risk management purposes, the difference between the final settlement of cash inflows and outflows and financial statement accruals for premiums and losses will be reflected as premiums earned and losses incurred, respectively. Additionally, at termination, any unrealized gain or loss, previously classified as a realized gain or loss, will be reversed and classified as a realized loss or gain, respectively. The changes in the fair value of GMIBs are determined using internal valuation models. Such valuations require considerable judgment and are subject to significant uncertainty. The valuation of these products is subject to fluctuations arising from, among other factors, changes in interest rates, changes in the equity markets, and changes in the allocation of the investments underlying annuitant’s account value. These models and the related assumptions are continually reviewed by management and enhanced, as appropriate, based upon improvements in modeling techniques and availability of more timely information, such as market conditions and demographics of in-force annuities.

The net realized loss of $43 million on financial futures, options, spread lock swaps and interest rate swaps for the three and six months ended June 30, 2005, was primarily driven by losses on interest rate swaps. We recorded net realized losses of $52 million and $57 million on interest rate swaps in the three months and six months ended June 30, 2005, compared with net realized gains of $27 million and $13 million for the same periods in 2004. These instruments are designed to reduce the negative impact of increases in interest rates on our fixed maturity portfolio. For the three and six months ended June 30, 2005, we recorded a net realized gain of $5 million and a net realized loss of $1 million, respectively, on our fixed income futures contracts. For the same periods, we recorded net realized gains of $4 million and $15 million on foreign currency forward contracts. We use foreign currency forward contracts to minimize the effect of fluctuating foreign currencies on certain non-U.S. dollar holdings in our portfolio that are not specifically matching foreign currency liabilities. These contracts are not designated as specific hedges and we record all realized and unrealized gains and losses on these contracts as net realized gains (losses) in the period in which the currency values change.

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

The following table shows for the periods indicated, the write-downs included in net realized gains (losses) as a result of conditions which caused us to conclude the decline in fair value of the investment was “other than temporary”:

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004 (Restated)	2005	2004 (Restated)
	(in millions of U.S. dollars)
Fixed maturities	$4	$3	$24	$4
Equity securities	1	2	2	3

Total write-downs included in net realized gains (losses)	$5	$5	$26	$7

The process of determining whether a decline in value is temporary or “other than temporary” requires considerable judgment and differs depending on whether or not the security is traded on a public market as well as by type of security. We review all of our fixed maturities and equity securities for potential impairment each quarter. See our Annual Report on Form 10-K/A for the year ended December 31, 2004 (Note 5(e) to the Consolidated Financial Statements) for criteria we consider in assessing potential impairment.

Other Income and Expense Items

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004 (Restated)	2005	2004 (Restated)
	(in millions of U.S. dollars)
Equity in net income of partially-owned companies	$(14)	$(15)	$(26)	$(17)
Minority interest expense	7	6	13	12
Other	1	8	2	8
Goodwill impairment	—	—	—	13

Other (income) expense	$(6)	$(1)	$(11)	$16

Other income for the three and six months ended June 30, 2005, included $13 million and $25 million, respectively, related to equity in net income of Assured Guaranty. This was partially offset by minority interest expense due to the profitability of our consolidated joint ventures. We reported a net increase in our goodwill balance of $3 million during the six months ended June 30, 2005, primarily due to our purchase of the remaining interest of a previously partially-owned subsidiary.

Investments

Our principal investment objective is to ensure that funds are available to meet our insurance and reinsurance obligations. Within this broad liquidity constraint, the purpose of our investment portfolio’s structure is to maximize total return subject to specifically approved guidelines of overall asset classes, credit quality, liquidity and volatility of expected returns. Our investment portfolio is invested primarily in fixed income securities with an average credit quality of AA, as rated by the independent investment rating service S&P. The portfolio is externally managed by independent, professional investment managers. The average duration of our fixed income securities, including the effect of spread lock swaps, declined to 3.0 years at June 30, 2005, compared with 3.4 years at December 31, 2004. We estimate that a 50 basis point increase in interest rates would reduce our book value by approximately one quarter’s investment income (current quarter’s investment income was $305 million). Our “other investments” principally comprise direct investments, investments in investment funds and investments in limited partnerships.

Given the significant growth in our investment portfolio over the last several years, as well as our continued efforts to manage the diversification of the portfolio on an enterprise-wide basis, we have implemented a strategy to hold to maturity certain fixed maturity securities that are considered essential holdings in a diversified portfolio of our size. Because we have the intent to hold such securities to maturity, they have been reclassified from available for sale to held to maturity in our consolidated balance sheet at June 30, 2005. A transfer of such securities with a carrying value (fair value) of $3.2 billion was made during the quarter ended March 31, 2005. The unrealized appreciation (depreciation) at the date of the transfer continues to be reported in a separate component of stockholders’ equity and is to be amortized over the remaining life of the security as an adjustment of yield in a manner consistent with the amortization of any premium or discount. The unrealized appreciation on the date of transfer was $16 million. In connection with this strategy, we use derivatives designed to reduce the negative impact of increases in interest rates on our fixed maturity portfolio.

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

The following table shows the fair value and cost/amortized cost of our invested assets at June 30, 2005 and December 31, 2004.

	June 30, 2005		December 31, 2004 (Restated)
	Fair Value	Cost/ Amortized Cost	Fair Value	Cost/ Amortized Cost
	(in millions of U.S. dollars)
Fixed maturities available for sale	$21,136	$20,825	$22,891	$22,422
Fixed maturities held to maturity	3,207	3,151	—	—
Short-term investments	2,476	2,476	2,163	2,163

	26,819	26,452	25,054	24,585
Equity securities	1,380	1,213	1,265	1,061
Other investments	628	562	606	551

Total investments	$28,827	$28,227	$26,925	$26,197

We also gain exposure to equity markets through the use of derivative instruments. The combined equity exposure through both our equity portfolio and derivative instruments was valued at $1.4 billion at June 30, 2005, and December 31, 2004. The increase in the fair value of total investments of $969 million was due to positive cash flows from operations during the six months ended June 30, 2005. This increase was partially offset by unrealized depreciation of $160 million, mainly on fixed maturities, due to an overall increase in U.S. short-term interest rates during the period.

The following tables show the market value of our fixed maturities and short-term investments at June 30, 2005 and December 31, 2004. The first table lists investments according to type and the second according to S&P credit rating.

	June 30, 2005		December 31, 2004 (Restated)
	Market Value	Percentage of Total	Market Value	Percentage of Total
	(in millions of U.S. dollars)		(in millions of U.S. dollars)
Treasury	$1,704	6%	$1,551	7%
Agency	1,553	6%	1,547	7%
Corporate	7,555	28%	7,614	30%
Mortgage-backed securities	6,169	23%	5,034	20%
Asset-backed securities	1,444	6%	1,225	5%
Municipal	548	2%	566	2%
Non-US	5,370	20%	5,376	21%
Cash and cash equivalents	2,476	9%	2,141	8%

Total	$26,819	100%	$25,054	100%

	Market Value	Percentage of Total	Market Value	Percentage of Total
	(in millions of U.S. dollars)		(in millions of U.S. dollars)
AAA	$16,205	61%	$13,890	55%
AA	2,198	8%	2,634	11%
A	4,295	16%	4,397	18%
BBB	1,974	7%	2,275	9%
BB	1,041	4%	774	3%
B	1,060	4%	1,041	4%
Other	46	—	43	—

Total	$26,819	100%	$25,054	100%

In accordance with our investment process, we invest in below-investment grade securities through dedicated investment portfolios managed by external investments managers that have investment professionals specifically dedicated to this asset class. At June 30, 2005, our fixed income investment portfolio included below-investment grade and non-rated securities which, in total, comprised approximately eight percent of our fixed income portfolio. We define a security as being below-investment grade if it has an S&P credit rating of BB or less. Our below investment-grade and non-rated portfolio includes approximately 790 issues, with the top 15 holdings making up approximately 11 percent of the $2.2 billion balance at June 30, 2005. The highest single exposure in this portfolio of securities is $26 million. Below-investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss from default by the borrower is greater with below-investment grade securities. Below-investment grade securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, issuers of below-investment grade securities usually have higher levels of debt and are more sensitive to adverse economic conditions such as recession or increasing interest rates, than are investment grade issuers. We reduce the overall risk in the below-investment grade portfolio, as in all investments, through careful credit analysis, strict investment policy guidelines, and diversification by issuer and/or guarantor as well as by industry.

Unpaid Losses and Loss Expenses

We establish reserves for the estimated unpaid ultimate liability for losses and loss expenses under the terms of our policies and agreements. These reserves take into account estimates both for claims that have been reported and for IBNR, and include estimates of expenses associated with processing and settling claims. The table below presents a roll forward of our unpaid losses and loss expenses for the six months ended June 30, 2005.

	Gross Losses	Reinsurance Recoverable	Net Losses
	(in millions of U.S. dollars) (Restated)
Balance at December 31, 2004 (restated)	$31,483	$13,966	$17,517
Losses and loss expenses incurred	5,348	1,715	3,633
Losses and loss expenses paid	(3,917)	(1,515)	(2,402)
Other (including foreign exchange revaluation)	(813)	(666)	(147)

Balance at June 30, 2005	$32,101	$13,500	$18,601

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

	June 30, 2005			December 31, 2004 (Restated)
	Gross	Ceded	Net	Gross	Ceded	Net
	(in millions of U.S. dollars)
Case reserves	$14,686	$6,077	$8,609	$14,797	$6,003	$8,794
IBNR	17,415	7,423	9,992	16,686	7,963	8,723

Total	$32,101	$13,500	$18,601	$31,483	$13,966	$17,517

During the six months ended June 30, 2005, we completed a novation of certain business that we fronted for CIGNA, which resulted in a reduction of gross and ceded reserves of approximately $600 million. The ultimate novation of this business was anticipated under our 1999 agreement that was entered into in connection with the purchase of CIGNA’s P&C businesses.

We continually evaluate our reserve estimates taking into account new information and discussion and negotiation with our insureds. We estimate the ultimate loss amounts by projecting losses as of the valuation date using loss development patterns derived from historical data. In addition, a tail factor is applied to the projected loss amount to reflect further potential development beyond the period of historical record. While we believe our reserve for unpaid losses and loss expenses at June 30, 2005 is adequate, new information or trends, such as judicial action broadening the scope of coverage or expanding liability, may lead to future developments in ultimate losses and loss expenses significantly greater or less than the reserve provided, which could have a material adverse effect on future operating results. We believe, however, that our total recorded loss reserves at June 30, 2005, are unlikely to vary by more than ten percent of the recorded amounts, either positively or negatively, based on actual claims emergence over the last several years, excluding A&E development. Historically, including A&E reserve charges, our reserves have developed in excess of ten percent of recorded amounts.

Particularly significant variables for which a change in assumption could have a material effect on unpaid losses and loss expenses include, but are not limited to, the following:

Insurance - North American

Given the long reporting and paid development pattern, the tail factors used to project actual current losses to ultimate losses for claims covered by our middle market workers’ compensation policies require considerable judgment that could be material to consolidated losses and loss expense reserves. Specifically, a one percent change in the tail factor could cause approximately a $46 million change, either positively or negatively, for the selected net loss and loss expense ultimate for that segment. We believe that our selected tail factors represent the most likely loss development based on historical loss payment patterns of this and other comparable long-tail lines of business as well as the current legal and economic environment. The actual tail factor could vary by several percentage points from the tail factor selected. Because tail factors are stated in terms of decimals (e.g., 1.125) and often, the actuary’s choice regarding reasonably supportable tail factors range within percentages of each other, the realistic change in tail factors can be expressed in percentage points.

Our ACE Bermuda operations write predominantly high excess of loss claims made professional liability and excess liability business typically with attachment points in excess of $100 million. Claims development for this business can vary significantly for individual claims and historically could vary by as much as $50 million per claim for professional liability and $150 million per claim for excess liability depending on the nature of the loss.

Insurance – Overseas General

Certain international long tail lines, such as casualty and professional lines, are particularly susceptible to changes in loss trend and claim inflation. Heightened perceptions of tort and settlement awards around the world are increasing the demand for these products as well as contributing to the uncertainty of the reserving estimates. Our reserving methods rely heavily on loss development patterns estimated from historical data and while we attempt to adjust such factors for known changes in the current tort environment, it is possible that such factors may not entirely reflect all recent trends in tort environments. For example, a three month delay of our selected loss development patterns could increase reserve estimates on long tail casualty and professional lines by approximately $121 million.

Global Reinsurance

Typically there is inherent uncertainty around the length of paid and reporting development patterns, especially for certain casualty lines such as excess workers’ compensation or general liability, which may take up to 30 years to fully develop. This uncertainty is accentuated by the need to supplement client development patterns with industry development patterns as justified by the credibility of the data. The underlying source and selection of the final development pattern can thus have a significant impact on the selected net loss and loss expense ultimate. For example, a 10 percent slowing or quickening of the development pattern for certain long-tail lines could cause the ultimate loss derived by the reported Bornhuetter-Ferguson method to increase by as much as three percent, or $38 million.

Assumed Reinsurance

At June 30, 2005, net unpaid losses and loss expenses for the Global Reinsurance segment aggregated to $1.7 billion, consisting of $426 million of case reserves and $1.2 billion of IBNR. For the current quarter, increases in Global Reinsurance’s net unpaid losses and loss expenses were partially offset by claim payments made in connection with third quarter 2004 storms.

On occasion, there will be differences between our carried loss reserves and unearned premium reserves and the amount of loss reserves and unearned premium reserves reported by the ceding companies. This is due to the fact that we only receive consistent and timely information from ceding companies with respect to case reserves. For IBNR, we use historical experience and other statistical information, depending on the type of business, to estimate the ultimate loss (see Unpaid Losses and Loss Expenses for more information). We estimate our unearned premium reserve by applying estimated earning patterns to net premiums written for each treaty based upon that treaty’s coverage basis (i.e. risks attaching or losses occurring). At June 30, 2005, the case reserves reported to us by our ceding companies were $410 million, compared with the $426 million we recorded. We do, on occasion, post additional case reserves in addition to the amounts reported by our cedants when our evaluation of the ultimate value of a reported claim is different than the evaluation of that claim by our cedant.

Asbestos and Environmental Liabilities

Included in our liabilities for losses and loss expenses are amounts for asbestos and environmental claims and loss adjustment expenses. These A&E liabilities principally relate to claims arising from bodily-injury claims related to asbestos products and remediation costs associated with hazardous waste sites. The estimation of these liabilities is particularly sensitive to changes in the legal, social and economic environment. We have not assumed any such changes in setting the value of A&E reserves, which include provision for both reported and IBNR claims.

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

Incurred losses and loss expenses associated with A&E exposures have been very modest in the six months ended June 30, 2005. An internal, ground-up review of our consolidated A&E liabilities conducted during the second half of 2004 identified recent trends resulting in revised indications at that time. During this same period, a team of external actuaries performed an evaluation as to the adequacy of the reserves of Century and its two U.S. insurance subsidiaries, ACE American Reinsurance Company (ACE American Re) and Century Reinsurance Company (Century Re), both Pennsylvania insurers. The external review was conducted in accordance with the Brandywine Restructuring Order, which requires that an external actuarial review of Century’s reserves be completed every two years. The studies were completed early in 2005 and adjustments were recorded as of December 31, 2004. Activity in the period since completing the studies has not indicated a need to further adjust ultimate A&E reserves. Our A&E reserves are not discounted and do not reflect any anticipated changes in the legal, social or economic environment, or any benefit from future legislative reforms.

Reinsurance and Other Considerations relating to ACE’s Ultimate A&E and other Run-off Exposures

Westchester Specialty

As part of the acquisition of Westchester Specialty, National Indemnity Company (NICO) provided a 75 percent pro-rata share of $1 billion of reinsurance protection excess of the then carried loss and loss adjustment expense reserves. At June 30, 2005, the remaining unused limit under this NICO Westchester Specialty cover was $499 million.

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

The U.S.-based ACE INA companies assumed two contractual obligations in respect of the Brandywine operations in connection with the Restructuring: a dividend retention fund obligation and a surplus maintenance obligation in the form of an aggregate excess of loss reinsurance agreement. In accordance with the Brandywine restructuring order, INA Financial Corporation established and funded a dividend retention fund (the “Dividend Retention Fund”) consisting of $50 million plus investment earnings. The full balance of the Dividend Retention Fund was contributed to Century as of December 31, 2002. To the extent future dividends are paid by INA Holdings Corporation to its parent, INA Financial Corporation, and to the extent INA Financial Corporation then pays such dividends to INA Corporation, a portion of those dividends must be withheld to replenish the principal of the Dividend Retention Fund to $50 million within five years. In the six months ended June 30, 2005, and in 2004 and 2003, no such dividends were paid, and therefore no replenishment of the Dividend Retention Fund occurred. The obligation to maintain and to replenish the Dividend Retention Fund as necessary and to the extent dividends are paid is ongoing until ACE INA receives prior written approval from the Pennsylvania Insurance Commissioner to terminate the fund.

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

Effective December 31, 2004, ACE INA Holdings contributed $100 million to Century in exchange for a surplus note. After giving effect to the contribution and issuance of the surplus note, the statutory surplus of Century at March 31, 2005 (the most recently available date) was $25 million and approximately $459 million in statutory-basis losses were ceded to the Aggregate Excess of Loss Agreement. Century reports the amount ceded under the Aggregate Excess of Loss Agreement in accordance with statutory accounting principles, which differ from GAAP by, among other things, allowing Century to discount its asbestos and environmental reserves. For GAAP reporting purposes, intercompany reinsurance recoverables related to the Aggregate Excess of Loss Agreement are eliminated in consolidation. To estimate ACE’s remaining claim exposure under the Aggregate Excess of Loss Agreement under GAAP, we adjust the statutory cession to exclude the discount embedded in statutory loss reserves. At March 31, 2005, approximately $770 million in GAAP basis losses were ceded under the Aggregate Excess of Loss Agreement, leaving a remaining limit of coverage under that agreement of approximately $30 million. If the limit of coverage were to be exhausted, ACE’s results would nevertheless continue to recognize losses arising from any adverse loss reserve development of the Brandywine entities for so long as those companies remain consolidated subsidiaries of ACE.

Uncertainties Relating to ACE’s Ultimate Brandywine Exposure

In addition to the Dividend Retention Fund and Aggregate Excess of Loss Agreement commitments described above, certain ACE entities are primarily liable for asbestos, environmental and other exposures that they have reinsured to Century. Accordingly, if Century were to become insolvent and ACE were to lose control of Century, some or all of the recoverables due to these ACE companies from Century could become uncollectible, yet those ACE entities would continue to be responsible to pay claims to their insureds or reinsureds. Under such circumstances, ACE would recognize a loss in its consolidated statement of operations. As of December 31, 2004, the aggregate reinsurance balances ceded by the active ACE companies to Century were approximately $1.58 billion. At December 31, 2004, Century’s carried gross reserves (including reserves ceded by the active ACE companies to Century) were $5.1 billion. We believe the intercompany reinsurance recoverables, which relate to liabilities payable over many years (i.e., 25 years or more), are not impaired at this time. The liabilities ceded to Century by its affiliates have in turn been ceded by Century to NICO and, as of December 31, 2004, approximately $2 billion of cover remains on a paid basis. As a result, any economic exposure there may be to adverse developments in the future is substantially less than the nominal value of the reinsurance recoverables. The impact of the transaction described below would reduce the balance due from Century to active ACE Companies by $90 million. Should Century’s loss reserves experience adverse development in the future and should Century be placed into rehabilitation or liquidation, the reinsurance recoverables due to Century’s affiliates would be payable only after the payment in full of all administrative expenses and direct policy liabilities. Thus, the intercompany reinsurance recoverables would be at risk to the extent of the shortage of assets remaining to pay these recoverables. As of December 31, 2004, reserves ceded by Century to the active ACE companies and other amounts owed to Century by the ACE active companies were approximately $930 million in the aggregate.

In a lawsuit filed in California state court in December 1999 (AICCO, Inc v. Insurance Company of North America, et al.) certain competitors of ACE USA challenged the validity of the Restructuring under California’s Unfair Competition Law, Business and Professions Code Section 17200 (UCL). The lawsuit claims that the Restructuring is not applicable to California policyholders under the UCL because it constituted a transfer of liabilities without the consent of the policyholders. The suit also claims that the notice of the Restructuring was misleading. In November 2004, the voters of California approved Proposition 64 amending the UCL by, among other things, requiring that lawsuits brought under the UCL be brought by plaintiffs who have suffered actual injury as a result of the challenged business practice. In response to a motion to dismiss brought by ACE USA, the court ruled in February 2005 that the competitors/plaintiffs who brought this suit have not alleged actual injury as required by Proposition 64 and dismissed the suit. Plaintiffs filed a timely notice of appeal on May 5, 2005.

Pending Sale of Certain Brandywine Companies

On January 5, 2005, Century and ACE INA International Holdings entered into a Stock Purchase Agreement with Randall & Quilter Investment Holdings Limited (“R&Q”), which provides for the sale of ACE American Re, BRUK and Brandywine SANV to R&Q. Closing of the sale is subject to the satisfaction of certain conditions, including without limitation the obtaining of all necessary consents and approvals from third parties, including the Pennsylvania Insurance Department and the Financial Services Authority of the United Kingdom, and the commutation of certain affiliate reinsurance agreements. In connection with certain of these commutations, Century’s assumed loss reserves would be reduced and an associated amount of coverage would become available under the Aggregate Excess of Loss Agreement. We anticipate this transaction will be completed during the fourth quarter of 2005.

We are considering potential options for the disposition of other Brandywine entities, including a possible sale of Century. There can be no assurance that any such sale or other disposition will be consummated.

Legislative Initiatives

On May 26, 2005, the Senate Judiciary Committee passed out of committee legislation to move all U.S. asbestos bodily-injury claims to a federal trust for compensation in accordance with an established set of medical criteria and claim values. The trust would be funded by asbestos defendants and their insurers. As currently proposed, ACE would be one of the insurer participants. Senate floor consideration is expected sometime in the third or fourth quarter of 2005; however, we cannot predict if any such proposed legislation will be modified or adopted.

Reinsurance

One of the ways we manage our loss exposure is through the use of reinsurance. While reinsurance agreements are designed to limit our losses from large exposures and permit recovery of a portion of direct unpaid losses, reinsurance does not relieve us of our liability to our insureds. Accordingly, the losses and loss expense reserves on our balance sheet represent our total unpaid gross losses. The reinsurance recoverable represents anticipated recoveries of a portion of those gross unpaid losses as well as amounts recoverable from reinsurers with respect to claims paid. The table below presents our net reinsurance recoverable at June 30, 2005 and December 31, 2004.

	June 30 2005	December 31 2004 (Restated)
	(in millions of U.S. dollars)
Reinsurance recoverable on paid losses and loss expenses	$1,215	$1,210
Bad debt reserve on paid losses and loss expenses	(300)	(309)
Reinsurance recoverable on future policy benefits	13	15
Reinsurance recoverable on unpaid losses and loss expenses	14,119	14,585
Bad debt reserve on unpaid losses and loss expenses	(619)	(619)

Net reinsurance recoverable	$14,428	$14,882

Our reinsurance recoverable on unpaid losses and loss expenses decreased during the six months ended June 30, 2005, primarily due to the novation of approximately $600 million of reinsurance recoverable on unpaid losses and loss expenses as intended under our 1999 agreement in connection with the purchase of CIGNA’s P&C businesses.

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

As an insurance company, one of our principal responsibilities to our clients is to ensure that we have ready access to funds to settle large unforeseen claims. Given anticipated growth in premiums and a lengthening of the average duration of our claim liabilities due to a higher proportionate growth in long-tail relative to short-tail business, we expect that positive cash flow from operations (underwriting activities and investment income) will be sufficient to cover cash outflows under most loss scenarios for 2005. To further ensure the sufficiency of funds to settle unforeseen claims, we hold a certain amount of invested assets in cash and short-term investments and maintain available credit facilities. In addition, for certain insurance, reinsurance, or deposit contracts that tend to have relatively large and reasonably predictable cash outflows, such as loss portfolio contracts, we attempt to establish dedicated portfolios of assets that are duration-matched with the related liabilities. With respect to the duration of our overall investment portfolio, we manage asset durations to both maximize return given current market conditions and provide sufficient liquidity to cover future loss payments. In a low rate environment, the overall duration of our fixed maturity investments tends to be shorter and in a high rate environment, such durations tend to be longer.

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

The payments of dividends or other statutorily permissible distributions from our operating companies are subject to the laws and regulations applicable to each jurisdiction, as well as the need to maintain capital levels adequate to support the insurance and reinsurance operations, including financial strength ratings issued by independent rating agencies, which are discussed below. During the six months ended June 30, 2005, we were able to meet all of our obligations, including the payment of dividends declared on our Ordinary Shares and Preferred Shares, with our net cash flow and dividends received. Should the need arise, we generally have access to the debt markets and other available credit facilities that are discussed below.

We assess which subsidiaries to draw dividends from based on a number of factors. Considerations such as regulatory and legal restrictions as well as the subsidiary’s financial condition are paramount to the dividend decision. The legal restrictions on the payment of dividends from retained earnings by our Bermuda subsidiaries are currently satisfied by the share capital and additional paid-in capital of each of the Bermuda subsidiaries. During the six months ended June 30, 2005, ACE Bermuda and ACE Tempest Life Reinsurance Ltd declared and paid dividends of $243 million and $32 million, respectively. During the six months ended June 30, 2004, ACE Bermuda and ACE Tempest Life Reinsurance Ltd declared and paid dividends of $172 million and $150 million, respectively. We expect that a majority of our cash inflows for the remainder of 2005 will be from our Bermuda subsidiaries.

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

ACE Limited did not receive any dividends from ACE Global Markets or ACE INA during the six months ended June 30, 2005. ACE INA issued debt to provide partial financing for the ACE INA acquisition and for other operating needs. This debt is serviced by statutorily permissible distributions by ACE INA’s insurance subsidiaries to ACE INA as well as other group resources.

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

Sources of liquidity include cash from operations, financing arrangements or routine sales of investments.

•	Our consolidated net cash flows from operating activities were $2.4 billion for the six months ended June 30, 2005, compared with $2.3 billion for the same period in 2004. These amounts reflect net income for each quarter, adjusted for non-cash items and changes in working capital. Net income was relatively stable for the indicated periods. Net cash flows from operating activities in the six months ended June 30, 2005, were bolstered by increases in unearned premiums and unpaid losses and loss expenses which reflects the period of time between the writing of premium and establishment of reserves, and the earning of premium and actual claim payment. This impact on net cash flows from operating activities was partially offset by an increase in insurance and reinsurance balances receivable. Non-cash items for the six months ended June 30, 2005, reflect the impact of the novation of approximately $600 million of gross and ceded reserves, which had no impact on our net cash flows from operating activities.

•	Our consolidated net cash flows used for investing activities were $2.1 billion for the six months ended June 30, 2005 compared with $2.6 billion in the same period in 2004. For the indicated periods, net cash flows used for investing activities were related principally to purchases of fixed maturities. Net purchases of fixed maturities were $2 billion in the six months ended June 30, 2005, compared with $3.1 billion in the same period in 2004.

•	Our consolidated net cash flows used for financing activities were $77 million in the six months ended June 30, 2005, compared with consolidated net cash flows from financing activities of $435 million in the same period in 2004. For the indicated periods, net cash flows usage for financing activities were primarily related to dividends paid, partially offset by proceeds from exercise of options. The prior year period also included net proceeds from issuance of long-term debt of $500 million.

Although our ongoing operations continue to generate positive cash flows, our cash flows are currently impacted by a large book of loss reserves from businesses in run-off. The run-off operations generated negative operating cash flows of $60 million in the six months ended June 30, 2005, compared with $133 million in the same period in 2004, primarily due to reinsurance collections on claim payments in 2004.

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

Capital Resources

Capital resources consist of funds deployed or available to be deployed to support our business operations. The following table summarizes the components of our capital resources at June 30, 2005 and December 31, 2004.

	June 30 2005	December 31 2004 (Restated)
	(in millions of U.S. dollars)
Short-term debt	$147	$146
Long-term debt	1,849	1,849

Total debt	1,996	1,995

Trust preferred securities	412	412
Preferred shares	557	557
Ordinary shareholders’ equity	9,942	9,288

Total shareholders’ equity	10,499	9,845

Total capitalization	$12,907	$12,252

Ratio of debt to total capitalization	15.5%	16.3%
Ratio of debt plus trust preferreds to total capitalization	18.7%	19.6%

We believe our financial strength provides us with the flexibility and capacity to obtain funds externally through debt or equity financing on both a short-term and long-term basis. Our ability to access the capital markets is dependent on, among other things, market conditions and our perceived financial strength. We have accessed both the debt and equity markets from time to time.

Our diluted book value per Ordinary Share increased to $34.29 at June 30, 2005, compared with $32.51 at December 31, 2004. In calculating our diluted book value per Ordinary Share, we include in the denominator, in-the-money options. The expected proceeds from the in-the-money options are included in the numerator. Shareholders’ equity increased $654 million in the six months ended June 30, 2005, primarily due to net income of $904 million, partially offset by unrealized deprecation on our investment portfolio of $134 million net of income tax and dividends declared of $149 million.

On January 14, 2005, and April 14, 2005, we paid dividends of 21 cents per ordinary share to shareholders of record on December 31, 2004 and March 31, 2005, respectively. On July 14, 2005, we paid dividends of 23 cents per ordinary share to shareholders of record on June 30, 2005. We have paid dividends each quarter since we became a public company in 1993. However, the declaration, payment and value of future dividends on ordinary shares is at the discretion of our Board of Directors and will be dependent upon our profits, financial requirements and other factors, including legal restrictions on the payment of dividends and such other factors as our Board of Directors deems relevant. Dividends on the preferred shares are payable quarterly, when and if declared by our Boards of Directors, in arrears on March 1, June 1, September 1 and December 1 of each year. On March 1, 2005, and June 1, 2005, we paid a dividend of $4.875 per preferred share to shareholders of record on February 28, 2005, and May 31, 2005, respectively.

As part of our capital management program, in November 2001, our Board of Directors authorized the repurchase of any ACE issued debt or capital securities including Ordinary Shares, up to $250 million. At June 30, 2005, this authorization had not been utilized. During 2004, we filed a shelf registration statement with the SEC relating to the issuance of up to $1.5 billion of certain types of debt and equity securities. This registration became effective during the first quarter of 2005.

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

The following table shows our credit facilities by credit line, usage, expiry date and purpose at June 30, 2005.

	Credit Line[1]	Usage	Expiry Date
	(in millions of U.S. dollars)
Unsecured Liquidity Facilities
ACE Limited[2]	$600	$64	April 2007
Secured Operational LOC Facilities
ACE Limited[3]	500	303	Sept. 2007
Other[4]	83	83	Various
Unsecured Operational LOC Facilities
ACE Limited[5]	850	712	Sept. 2007
Unsecured Capital Facilities
ACE Limited[6]	512	512	Dec. 2009

Total	$2,545	$1,674

(1)	Certain facilities are guaranteed by operating subsidiaries and/or ACE Limited.

(2)	Commercial paper back-up facility, may also be used for LOCs.

(3)	On July 1, 2005, this facility was replaced by a letter of credit permitting the issuance of up to $500 million of LOCs on a secured basis and expiring on July 1, 2010.

(4)	These facilities are issued in the name of ACE European Group Limited, Lloyd’s Syndicate 2488 and Century Indemnity Reinsurance Company.

(5)	On July 1, 2005, this facility was replaced by a letter of credit permitting the issuance of up to $1 billion of LOCs on an unsecured basis and expiring on July 1, 2010.

(6)	Supports ACE Global Markets underwriting capacity for Lloyd’s Syndicate 2488-2005 capacity of £400 million (approximately $750 million). During the second quarter of 2005, this facility was reduced from £380 million to £284 million.

With the exception of the LOC facilities noted under “Other”, the facilities noted above require that we maintain certain covenants, all of which have been met at June 30, 2005. These covenants include:

(i)	maintenance of a minimum consolidated net worth in an amount not less than the “Minimum Amount”. For the purpose of this calculation, the Minimum Amount is an amount equal to the sum of the base amount (currently $6.4 billion) plus 25 percent of consolidated net income for each fiscal quarter, ending after the date on which the current base amount became effective, plus 50 percent of any increase in consolidated net worth during the same period, attributable to the issuance of ordinary and preferred shares. The Minimum Amount is subject to an annual reset provision; and

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

At June 30, 2005, (a) the minimum consolidated net worth requirement under the covenant described in (i) above was $6.7 billion and our actual consolidated net worth as calculated under that covenant was $10 billion; and (b) our ratio of debt to total capitalization was 0.16 to 1.

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

During the quarter ended June 30, 2005, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

This table provides information with respect to purchases by the Company of its Ordinary Shares during the three months ended June 30, 2005.

Issuer’s Purchases of Equity Securities

Period	Total Number of Shares Purchased**	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan*	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan*
April 1, 2005 through April 30, 2005	—	—	—	$250 million
May 1, 2005 through May 31, 2005	1,312	$39.86	—	$250 million
June 1, 2005 through June 30, 2005	4,851	$43.51	—	$250 million

Total	6,163

*	As part of ACE’s capital management program, in November 2001, the Company’s Board of Directors authorized the repurchase of any ACE issued debt or capital securities including Ordinary Shares, up to $250 million. At June 30, 2005, this authorization had not been utilized.

**	For the three months ended June 30, 2005, this column includes 1,579 shares related to the surrender to the Company of shares of Common Stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees and 4,584 shares related to the surrender to the Company of shares of Common Stock to satisfy the option cost on options exercised.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual General Meeting was held on May 26, 2005.

The following matters were voted on at the Annual General Meeting:

a)	The following directors were elected.

	Term Expiring	Shares with Votes in Favor	Shares with Votes Against
Evan G. Greenberg	2008	252,062,758	3,133,167
John A. Krol	2008	253,253,207	1,942,718

The number of shares abstained was NIL and the number of broker non-votes was NIL.

b)	The appointment of PricewaterhouseCoopers LLP as independent registered public accountants for the Company for the year ended December 31, 2005, was ratified and approved.

The holders of 253,381,930 shares voted in favor, 1,790,654 shares voted against and 23,241 shares abstained. There were no broker non-votes

The following table lists directors whose terms of office as directors continued after the Annual General Meeting:

Term Expiring
Michael G. Atieh	2006
Bruce L. Crockett	2006
Thomas J. Neff	2006
Robert W. Staley	2006
Gary M. Stuart	2006
Brian Duperreault	2007
Robert M. Hernandez	2007
Peter Menikoff	2007
Robert Ripp	2007
Dermot F. Smurfit	2007

Item 6.	Exhibits

Exhibits

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

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