Form 10-Q
period 2005-09-30
ACE LTD
filed 2005-11-09
CIK 896159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

YES  ☑      NO  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES  ☐      NO  ☑

The number of registrant’s Ordinary Shares ($0.041666667 par value) outstanding as of November 3, 2005 was 322,327,905.

ACE LIMITED

ACE LIMITED

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30 2005	December 31 2004
	(Unaudited)
	(in millions of U.S. dollars, except share and per share data)
Assets
Investments
Fixed maturities available for sale, at fair value (amortized cost - $22,434 and $22,422)	$22,551	$22,891
Fixed maturities held to maturity, at amortized cost (fair value - $3,126)	3,125	—
Equity securities, at fair value (cost - $1,210 and $1,061)	1,436	1,265
Short-term investments, at fair value (amortized cost - $2,212 and $2,163)	2,212	2,163
Other investments (cost - $575 and $551)	651	606

Total investments	29,975	26,925
Cash	409	498
Securities lending collateral	1,438	1,059
Accrued investment income	329	309
Insurance and reinsurance balances receivable	3,508	3,255
Accounts and notes receivable	202	196
Reinsurance recoverable	15,662	14,882
Deferred policy acquisition costs	970	944
Prepaid reinsurance premiums	1,441	1,355
Funds withheld	304	339
Value of reinsurance business assumed	240	273
Goodwill	2,703	2,700
Deferred tax assets	1,244	1,173
Investments in partially-owned insurance companies (cost - $811 and $755)	862	796
Other assets	1,258	1,479

Total assets	$60,545	$56,183

Liabilities
Unpaid losses and loss expenses	$34,674	$31,483
Unearned premiums	6,238	5,983
Future policy benefits for life and annuity contracts	521	509
Funds withheld	127	142
Insurance and reinsurance balances payable	2,428	2,337
Deposit liabilities	331	343
Securities lending payable	1,438	1,059
Payable for securities purchased	710	507
Accounts payable, accrued expenses and other liabilities	1,361	1,508
Dividends payable	66	60
Short-term debt	446	146
Long-term debt	1,564	1,849
Trust preferred securities	412	412

Total liabilities	50,316	46,338

Commitments and contingencies Shareholders’ equity
Preferred Shares ($1.00 par value, 2,300,000 shares authorized, issued and outstanding)	2	2
Ordinary Shares ($0.041666667 par value, 500,000,000 shares authorized; 288,672,450 and 284,478,525 shares issued and outstanding)	12	12
Additional paid-in capital	5,044	4,905
Unearned stock grant compensation	(85)	(57)
Retained earnings	4,815	4,249
Deferred compensation obligation	8	12
Accumulated other comprehensive income	441	734
Ordinary Shares issued to employee trust	(8)	(12)

Total shareholders’ equity	10,229	9,845

Total liabilities and shareholders’ equity	$60,545	$56,183

See accompanying notes to the interim consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For the three and nine months ended September 30, 2005 and 2004

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004 (Restated)	2005	2004 (Restated)
	(in millions of U.S. dollars, except per share data)
Revenues
Gross premiums written	$4,261	$3,988	$13,017	$12,448
Reinsurance premiums ceded	(1,372)	(1,214)	(3,853)	(3,593)

Net premiums written	2,889	2,774	9,164	8,855
Change in unearned premiums	202	85	(275)	(626)

Net premiums earned	3,091	2,859	8,889	8,229
Net investment income	320	246	910	731
Net realized gains (losses)	83	(32)	101	67

Total revenues	3,494	3,073	9,900	9,027

Expenses
Losses and loss expenses	2,806	2,221	6,439	5,476
Life and annuity benefits	33	48	105	134
Policy acquisition costs	426	393	1,243	1,154
Administrative expenses	308	306	960	928
Interest expense	43	50	128	140
Other (income) expense	(25)	(14)	(36)	2

Total expenses	3,591	3,004	8,839	7,834
Income (loss) before income tax	(97)	69	1,061	1,193
Income tax expense	15	65	269	318

Net income (loss)	$(112)	$4	$792	$875

Other comprehensive income (loss)
Unrealized appreciation (depreciation) arising during the period	(78)	406	(132)	14
Reclassification adjustment for net realized (gains) losses included in net income	(47)	(32)	(151)	(176)
Amortization of net unrealized (gains) losses related to transferred securities	(2)	—	(4)	—

Net unrealized appreciation (depreciation) on investments	(127)	374	(287)	(162)
Cumulative translation adjustments	(25)	27	(104)	5
Minimum pension liability	1	2	7	2

Other comprehensive income (loss), before income tax	(151)	403	(384)	(155)
Income tax benefit (expense) related to other comprehensive income items	40	(82)	91	56

Other comprehensive income (loss)	(111)	321	(293)	(99)

Comprehensive income (loss)	$(223)	$325	$499	$776

Basic earnings (loss) per share	$(0.43)	$(0.03)	$2.67	$3.00

Diluted earnings (loss) per share	$(0.43)	$(0.03)	$2.63	$2.95

See accompanying notes to the interim consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the nine months ended September 30, 2005 and 2004

(Unaudited)

	2005	2004 (Restated)
	(in millions of U.S. dollars)
Preferred Shares
Balance – beginning of year and end of period	$2	$2

Ordinary Shares
Balance – beginning of year and end of period	12	12

Additional paid-in capital
Balance – beginning of year	4,905	4,767
Net shares issued under employee stock-based compensation plans	46	43
Exercise of stock options	84	73
Ordinary Shares issued under Employee Stock Purchase Plan	8	8
Other	1	9

Balance – end of period	5,044	4,900

Unearned stock grant compensation
Balance – beginning of year	(57)	(45)
Net issuance of restricted stock under employee stock-based compensation plans	(70)	(54)
Amortization	42	30

Balance – end of period	(85)	(69)

Retained earnings
Balance – beginning of year	4,249	3,374
Net income	792	875
Dividends declared on Ordinary Shares	(193)	(173)
Dividends declared on Preferred Shares	(33)	(33)

Balance – end of period	4,815	4,043

Deferred compensation obligation
Balance – beginning of year	12	17
Increase (decrease) to obligation	(4)	(4)

Balance – end of period	$8	$13

See accompanying notes to the interim consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (cont’d)

For the nine months ended September 30, 2005 and 2004

(Unaudited)

	2005	2004 (Restated)
	(in millions of U.S. dollars)
Accumulated other comprehensive income
Net unrealized appreciation (depreciation) on investments
Balance – beginning of year	$634	$684
Change in period	(287)	(162)
Income tax benefit	54	46

Balance – end of period	401	568

Minimum pension liability
Balance – beginning of year	(64)	(36)
Change in period	7	2
Income tax expense	(2)	—

Balance – end of period	(59)	(34)

Cumulative translation adjustment
Balance – beginning of year	164	65
Change in period	(104)	5
Income tax benefit	39	10

Balance – end of period	99	80

Accumulated other comprehensive income	441	614

Ordinary Shares issued to employee trust
Balance – beginning of year	(12)	(17)
(Increase) decrease in Ordinary Shares	4	4

Balance – end of period	(8)	(13)

Total shareholders’ equity	$10,229	$9,502

See accompanying notes to the interim consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2005 and 2004

(Unaudited)

	2005	2004 (Restated)
	(in millions of U.S. dollars)
Cash flows from operating activities
Net income	$792	$875
Adjustments to reconcile net income to net cash flows from operating activities:
Net realized (gains) losses	(101)	(67)
Amortization of premium/discounts on fixed maturities	80	80
Deferred income taxes	11	173
Unpaid losses and loss expenses	4,120	2,952
Unearned premiums	403	955
Future policy benefits for life and annuity contracts	12	29
Insurance and reinsurance balances payable	120	470
Accounts payable, accrued expenses and other liabilities	(59)	70
Insurance and reinsurance balances receivable	(356)	(588)
Reinsurance recoverable	(1,533)	(660)
Deferred policy acquisition costs	(43)	(154)
Prepaid reinsurance premiums	(132)	(308)
Funds withheld, net	19	(88)
Value of reinsurance business assumed	33	44
Other	133	288

Net cash flows from operating activities	3,499	4,071

Cash flows used for investing activities
Purchases of fixed maturities available for sale	(22,172)	(18,283)
Purchases of equity securities	(455)	(838)
Sales and maturities of fixed maturities available for sale	18,755	13,937
Sales of equity securities	348	440
Maturities of fixed maturities held to maturity	117	—
Net proceeds from (payments made on) the settlement of investment derivatives	(2)	14
Sale of subsidiary (net of cash sold of $0 and $82 million)	7	953
Other	(44)	(137)

Net cash flows used for investing activities	(3,446)	(3,914)

Cash flows used for financing activities
Dividends paid on Ordinary Shares	(187)	(166)
Dividends paid on Preferred Shares	(33)	(33)
Net proceeds from issuance of long-term debt	10	500
Proceeds from exercise of options for Ordinary Shares	84	73
Proceeds from Ordinary Shares issued under ESPP	8	7
Net proceeds from short-term debt	—	(400)
Repayment of trust preferred securities	—	(75)

Net cash flows used for financing activities	(118)	(94)

Effect of foreign currency rate changes on cash and cash equivalents	(24)	1

Net increase (decrease) in cash	(89)	64
Cash – beginning of year	498	559

Cash – end of period	$409	$623

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

On April 28, 2004, the Company sold 65.3 percent of its financial and mortgage guaranty reinsurance and insurance businesses through the initial public offering (IPO) of 49 million common shares of Assured Guaranty Ltd. (Assured Guaranty). Subsequent to the completion of the IPO, the Company beneficially owned 26 million common shares or 34.7 percent of Assured Guaranty’s outstanding common shares and, accordingly, no longer consolidates its interest in the Assured Guaranty companies. The retained interest is accounted for using the equity method of accounting with the Company’s carrying value of its investment reflected in “Investments in partially-owned insurance companies” within the consolidated balance sheet and the proportionate share of earnings reflected in “Other (income) expense” within the consolidated statement of operations.

ACE restated its financial statements for the years ended December 31, 2004, 2003, 2002, 2001, and 2000, each of the quarters in the years 2003 and 2004, and the quarter ended March 31, 2005. The primary purpose of the restatement was to correct the accounting treatment for eight finite risk transactions. ACE also included in the restatement correction of certain unrelated errors, previously identified but considered to be of an immaterial nature. For additional information see our Annual Report on Form 10-K/A for the year ended December 31, 2004 (Notes 3 and 21 to the Consolidated Financial Statements) for a discussion of the restatement and a reconciliation of previously reported amounts to the restated amounts. All amounts included herein for the prior periods have been adjusted to reflect the restatement.

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

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004 (Restated)	2005	2004 (Restated)
	(in millions of U.S. dollars, except per share data)
Net income available to holders of Ordinary Shares:
As reported	$(123)	$(7)	$759	$842
Add: Stock-based compensation expense included in reported net income, net of income tax	11	8	32	32
Deduct: Compensation expense, net of income tax	14	15	42	57

Pro forma	$(126)	$(14)	$749	$817
Basic earnings (loss) per share:
As reported	$(0.43)	$(0.03)	$2.67	$3.00
Pro forma	$(0.44)	$(0.05)	$2.63	$2.91
Diluted earnings (loss) per share:
As reported	$(0.43)	$(0.03)	$2.63	$2.95
Pro forma	$(0.44)	$(0.05)	$2.59	$2.86

The fair value of the options issued is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants for the periods indicated:

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Dividend yield	2.02%	1.85%	1.89%	1.75%
Expected volatility	22.36%	24.31%	22.36%	26.65%
Risk free interest rate	3.97%	3.61%	3.88%	2.77%
Forfeiture rate	5%	5%	5%	5%
Expected life	4 years	4 years	4 years	4 years

c)	New accounting pronouncements

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

In adopting FAS 123R, the Company will apply the modified-prospective transition method. Under this method, the Company will recognize compensation costs for all share-based payments granted, modified, or settled after January 1, 2006, as well as for any awards that were granted prior to January 1, 2006 for which the requisite service has not been provided as of January 1, 2006 (i.e., unvested awards). Unvested awards are to be expensed consistent with the valuation used in previous disclosures of the pro forma effect of FAS 123. As described in Note 2(b) above, the Company uses the Black-Scholes option-pricing model to disclose the pro forma effect of FAS 123. With respect to awards granted after the adoption of FAS 123R, the Company is evaluating alternative models and assumptions to be used to determine the fair value of stock compensation. Accordingly, the ultimate amount of expense to be recognized in connection with the adoption of FAS 123R

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

is dependent on the model and related assumptions used to determine the fair value of the options awarded as well as the actual number of employee stock options to be awarded in the future. Assuming the number of options granted for the period October 1, 2005 through December 31, 2006 is consistent with grants of the past two years, the Company estimates pre-tax stock compensation expense related to the adoption of FAS 123R will range from $18 million to $22 million for the year ended December 31, 2006.

3.	Investments

a) Gross unrealized loss

The following table summarizes, for all securities in an unrealized loss position at September 30, 2005, the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position.

	0 - 12 Months		Over 12 Months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of U.S. dollars)
U.S. Treasury and agency	$2,976	$(18)	$9	$(4)	$2,985	$(22)
Foreign	2,090	(15)	—	—	2,090	(15)
Corporate securities	6,299	(72)	62	(2)	6,361	(74)
Mortgage-backed securities	5,588	(54)	21	(1)	5,609	(55)
States, municipalities and political subdivisions	311	(2)	—	—	311	(2)

Total fixed maturities	17,264	(161)	92	(7)	17,356	(168)
Equities	513	(24)	—	—	513	(24)
Other investments	20	(2)	—	—	20	(2)

Total	$17,797	$(187)	$92	$(7)	$17,889	$(194)

b) Write-downs by security type

The following table shows for the periods indicated, the write-downs included in net realized gains (losses) as a result of conditions which caused us to conclude the decline in fair value of the investment was “other than temporary”:

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004 (Restated)	2005	2004 (Restated)
	(in millions of U.S. dollars)
Fixed maturities	$(4)	$(11)	$(28)	$(15)
Equity securities	(4)	(3)	(6)	(5)
Other investments	(2)	(10)	(2)	(10)

Total write-downs included in net realized gains (losses)	$(10)	$(24)	$(36)	$(30)

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	Goodwill

All goodwill recognized in the Company’s consolidated balance sheet is assigned to one or more reporting units and each unit is tested for impairment annually. During the first quarter of 2005, the Company completed the sale of a wholly-owned service company which, at the time of the sale, was carrying goodwill of $4 million on their financial statements. In addition, goodwill increased by $7 million during the second quarter of 2005 due to the acquisition of the remaining 49 percent minority interest in a company which is now owned 100 percent by the Company. The following table details the movement in goodwill by segment for the nine months ended September 30, 2005.

	Insurance – North American	Insurance – Overseas General	Global Reinsurance	ACE Consolidated
	(in millions of U.S. dollars)
Goodwill at beginning of period	$1,172	$1,163	$365	$2,700
Sale of subsidiary	(4)	—	—	(4)
Purchase of subsidiary	—	7	—	7

Goodwill at end of period	$1,168	$1,170	$365	$2,703

5.	Unpaid losses and loss expenses

Property and casualty

The Company establishes reserves for the estimated unpaid ultimate liability for losses and loss expenses under the terms of its policies and agreements. These reserves include estimates for both claims that have been reported and for IBNR, and include estimates of expenses associated with processing and settling these claims. The process of establishing reserves for property and casualty (P&C) claims can be complex and is subject to considerable variability as it requires the use of informed estimates and judgments. The Company’s estimates and judgments may be revised as additional experience and other data become available and are reviewed, as new or improved methodologies are developed, or as current laws change. The Company continually evaluates its estimates of reserves in light of developing information and in light of discussions and negotiations with its insureds. While the Company believes that its reserves for unpaid losses and loss expenses at September 30, 2005 are adequate, new information or trends may lead to future developments in ultimate losses and loss expenses significantly greater or less than the reserves provided. Any such revisions could result in future changes in estimates of losses or reinsurance recoverable, and would be reflected in the Company’s results of operations in the period in which the estimates are changed.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The reconciliation of unpaid losses and loss expenses for the periods indicated is as follows:

	Nine Months Ended September 30
	2005	2004 (Restated)
	(in millions of U.S. dollars)
Gross unpaid losses and loss expenses at beginning of year	$31,483	$27,083
Reinsurance recoverable on unpaid losses	(13,966)	(12,408)

Net unpaid losses and loss expenses at beginning of year	17,517	14,675
Sale of Assured Guaranty	—	(374)

Total	17,517	14,301

Net losses and loss expenses incurred in respect of losses occurring in:
Current year	6,361	5,491
Prior year	78	(15)

Total	6,439	5,476

Net losses and loss expenses paid in respect of losses occurring in:
Current year	(1,290)	(872)
Prior year	(2,562)	(2,543)

Total	(3,852)	(3,415)

Foreign currency revaluation and other	(195)	(30)

Net unpaid losses and loss expenses at end of period	19,909	16,332
Reinsurance recoverable on unpaid losses	14,765	13,188

Gross unpaid losses and loss expenses at end of period	$34,674	$29,520

Net losses and loss expenses incurred were $6.4 billion and $5.5 billion for the period ended September 30, 2005 and 2004, respectively. Net losses and loss expenses incurred for the period ended September 30, 2005 and 2004 include $78 million of adverse prior period development and $15 million of favorable prior period development, respectively. The adverse prior period development in the nine months ended September 30, 2005 was the result of adverse development of $95 million for the Insurance North American segment being partially offset by favorable development for the Insurance Overseas General, Global Reinsurance & Financial Services segments of $4 million, $8 million and $5 million respectively.

The Company’s loss and loss expense ratio is impacted by prior period development. Prior period development arises from changes to loss estimates recognized in the current year that relate to loss reserves first reported in previous calendar years and excludes the effect of losses from the development of earned premium from previous accident years. For purposes of analysis and disclosure, management views prior period development to be changes in the nominal value of loss estimates from period to period and excludes changes in loss estimates that do not arise from the emergence of claims, such as those related to uncollectible reinsurance, interest, or foreign currency. Accordingly, specific items excluded from prior period development include the following: gains/losses related to foreign currency translation that affect both the valuation of unpaid losses and loss expenses and losses incurred; losses recognized from the early termination or commutation of reinsurance agreements that principally relate to the time value of money; changes in the value of reinsurance business assumed reflected in losses incurred but principally related to the time value of money; and losses that arise from changes in estimates of earned premiums from prior accident years.

Insurance – North American incurred net adverse prior period development of $95 million and $99 million in the nine months ended September 30, 2005 and 2004, respectively. The net prior period development for the nine months ended September 30, 2005, was the net result of several underlying favorable and adverse movements, the most significant of which were:

•	Favorable development of $105 million on lines with short-tail exposures (property, inland marine, crop hail and workers’ compensation catastrophe) resulting from the Company’s standard quarterly reserving process that arose from the better than expected emergence of actual claims relative to expectations used to establish reserves. A majority of the favorable development arose from accident year 2004.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•	Adverse development of $160 million on certain sub-portfolios of long-tail business, written principally during accident years 1998-2002 in our U.S. operations. In particular;

•	Excess general liability business written on major account portfolio ($38 million across accident years 1998 - 2001).

•	Run-off association captive assumed reinsurance business ($13 million in accident years 2001 and prior).

•	Run-off program business from the 1999 and 2000 accident years, aggregate excess workers’ compensation exposure, general liability and automobile liability ($59 million in accident years 1999-2002).

•	Voluntary and involuntary assumed business, comprising mostly workers’ compensation, and including pool participations ($35 million in accident years 2004 and prior).

•	Professional liability business, mainly related to a run-off nursing care program ($15 million for accident years 1999-2002).

The development followed completion of reserve studies that reflected higher than anticipated actual loss experience compared with the expected assumptions used to establish reserves. In the instance of the excess general liability and professional liability business, the development arose following the completion of a detailed claims review that identified the need for significant case reserve changes on a small number of accounts.

•	Adverse development of $15 million in the ACE Bermuda excess D&O liability book in accident year 2001 following a claims and legal review of information received on several previously notified claims.

•	Adverse development of $34 million impacting the 2002 and 2001 accident years relating to changes in the legal and claim positions on financial guarantee business.

•	Adverse development of $16 million on a commercial marine portfolio due primarily to higher than expected loss development for accident years 2003 and 2004.

The net prior period development for the nine months ended September 30, 2004, was the net result of several underlying favorable and adverse movements. The adverse development was primarily driven by larger than expected future settlements on several excess D&O liability policies at ACE Bermuda, and higher than anticipated actual loss emergence on run-off operations. This adverse development was partially offset by favorable development on short-tail lines of business.

Insurance – Overseas General incurred net favorable prior period development of $4 million and $45 million in the nine months ended September 30, 2005 and 2004, respectively. The net prior period development for the nine months ended September 30, 2005, was the net result of several underlying favorable and adverse movements, the most significant of which were:

•	Favorable development of $112 million on property, marine, accident & health, technical and energy lines identified as part of the Company’s standard quarterly reserving process and which arose from the better than expected emergence of actual claims relative to expectations. This movement related mainly to the 2003 and 2004 accident years.

•	Adverse development of $41 million on ACE’s share of a consortium that reinsured U.S. workers compensation business across the 1995-1999 underwriting years. The adverse development arose following the completion of a financial and actuarial review of updated bordereaux information received from the client.

•	Adverse development of $53 million on professional lines business, primarily driven by exposures in the financial services industry from underwriting years 1999 to 2002. Approximately $17 million of this movement was due to a settlement on a high excess policy made in this quarter. The balance was the result of detailed reviews covering a number of major incidents coupled with higher than expected loss development.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•	Adverse development of $7 million on discontinued lines arising from re-evaluation of ceded reinsurance on an individual claim on the 2000 accident year.

•	Adverse development of $16 million on a political risk policy with Argentine exposure from 2002. This movement followed an unfavorable arbitration ruling within the quarter.

The net prior period development for the nine months ended September 30, 2004, was the net result of several underlying favorable and adverse movements. The favorable development in 2004 was primarily related to property catastrophe and casualty lines and to a lesser extent, fire, technical, and energy lines in the U.K. and Europe. This was partially offset by adverse claim development on U.S. International casualty business and to a lesser extent in other casualty lines in the U.K. and Europe as well as marine and aviation business.

Global Reinsurance incurred net favorable prior period development of $8 million and $48 million in the nine months ended September 30, 2005 and 2004, respectively. The net prior period development for the nine months ended September 30, 2005, was the net result of several offsetting favorable and adverse movements on reserves established following catastrophe events for property and property catastrophe lines of business. These movements were identified as part of the Company’s standard quarterly reserving process and included $28 million of adverse prior period development on the third quarter 2004 storms principally related to increased loss estimates on certain previously reported claims and $36 million of miscellaneous favorable development on accident years 2004 and prior. The net prior period development for the nine months ended September 30, 2004 related primarily to property, property catastrophe and other short-tail lines.

Financial Services incurred net favorable prior period development of $5 million and $21 million in the nine months ended September 30, 2005 and 2004, respectively. The net prior period development for the nine months ended September 30, 2005, was the net result of several underlying modest favorable and adverse movements but primarily related to a significant reduction of outstanding balances on a securitized portfolio of credit card receivables following an analysis of recent collection experience. The net prior period development for the nine months ended September 30, 2004, related primarily to favorable development on a high excess of loss assumed multi-year contract and loss portfolio business, partially offset by adverse development on two assumed reinsurance contracts and on credit business.

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

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004 (Restated)	2005	2004 (Restated)
	(in millions of U.S. dollars)
Premiums written
Direct	$3,241	$3,374	$10,109	$10,118
Assumed	1,020	614	2,908	2,330
Ceded	(1,372)	(1,214)	(3,853)	(3,593)

Net	$2,889	$2,774	$9,164	$8,855

Premiums earned
Direct	$3,389	$3,375	$9,865	$9,635
Assumed	1,085	665	2,743	1,885
Ceded	(1,383)	(1,181)	(3,719)	(3,291)

Net	$3,091	$2,859	$8,889	$8,229

b)	Reinsurance recoverable on ceded reinsurance

The composition of the Company’s reinsurance recoverable at September 30, 2005 and December 31, 2004, is as follows:

	September 30 2005	December 31 2004
	(in millions of U.S. dollars)
Reinsurance recoverable on paid losses and loss expenses	$1,174	$1,210
Bad debt reserve on paid losses and loss expenses	(290)	(309)
Reinsurance recoverable on future policy benefits	13	15
Reinsurance recoverable on unpaid losses and loss expenses	15,254	14,585
Bad debt reserve on unpaid losses and loss expenses	(489)	(619)

Net reinsurance recoverable	$15,662	$14,882

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Following is a breakdown of the Company’s reinsurance recoverable on paid losses at September 30, 2005 and December 31, 2004.

	September 30, 2005			December 31, 2004
Category	Amount	Bad Debt Reserve	% of Total Reserve	Amount	Bad Debt Reserve	% of Total Reserve
	(in millions of U.S. dollars)
General collections	$695	$31	4.5%	$716	$37	5.2%
Other	479	259	54.1%	494	272	55.1%

Total	$1,174	$290	24.7%	$1,210	$309	25.5%

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The presentation of income and expenses relating to GMDB and GMIB reinsurance for the periods indicated are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
	(in millions of U.S. dollars)
GMDB
Net premiums earned	$17	$12	$51	$32
Life and annuity benefits expense	$4	$6	$24	$14

GMIB
Net premiums earned	$21	$17	$63	$46
Life and annuity benefits expense	$(2)	$8	—	$18
Realized gains (losses)	$7	$(41)	$13	$(51)

At September 30, 2005, reported liabilities for GMDB and GMIB reinsurance were $51 million and $15 million, respectively, compared with $31 million and $29 million, respectively, at December 31, 2004. Reported liabilities for both GMDB and GMIB reinsurance are determined using internal valuation models. Such valuations require considerable judgment and are subject to significant uncertainty. The valuation of these products is subject to fluctuations arising from, among other factors, changes in interest rates, changes in the equity markets, and changes in the allocation of the investments underlying annuitant’s account value. These models and the related assumptions are continually reviewed by management and enhanced, as appropriate, based upon improvements in modeling techniques and availability of more timely information, such as market conditions and demographics of in-force annuities.

At September 30, 2005, the Company’s net amount at risk from its GMDB and GMIB reinsurance programs was $452 million and $16 million, respectively. For the GMDB programs, the net amount at risk is defined as the excess, if any, of the current guaranteed value over the current account value. For the GMIB programs, the net amount at risk is defined as the excess, if any, of the present value of the minimum guaranteed annuity payments over the present value of the annuity payments assumed (under the terms of the reinsurance contract) to be available to each policyholder.

7.	Commitments, contingencies and guarantees

a)	Other investments

The Company invests in limited partnerships with a carrying value of $108 million included in other investments. In connection with these investments, the Company has commitments that may require funding of up to $201 million over the next several years.

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

ACE, its subsidiaries and affiliates have received numerous subpoenas, interrogatories, and civil investigative demands in connection with the pending investigations of insurance industry practices. These inquiries have been issued by a number of attorneys general, state departments of insurance, and state and federal regulatory authorities, including the NYAG, the Pennsylvania Department of Insurance, and the Securities and Exchange Commission (SEC). These inquiries seek information concerning underwriting practices and non-traditional or loss mitigation insurance products. ACE is cooperating and will continue to cooperate with such inquiries.

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

On September 22, 2005, ACE and the Office of the Attorney General for the State of Connecticut separately announced that ACE had resolved its liability in connection with a lawsuit brought by the Attorney General. The settlement required ACE to make a payment of $40,000 to the State of Connecticut. The settlement did not entail any admission of wrongdoing by ACE. The claims brought by the Connecticut Attorney General related to certain alleged underwriting practices in connection with a loss portfolio transfer of Connecticut workers compensation claims which ACE will continue to administer.

ACE, ACE INA Holdings, Inc. and ACE USA, along with a number of other insurers, were named in a series of federal putative nationwide class actions brought by insurance policyholders. The Judicial Panel on Multidistrict Litigation (JPML) consolidated these cases in the District of New Jersey. Two related state court cases, Palm Tree Computers Systems, Inc. et al. v. ACE USA et al.(Case No. 6:05-cv-418-ACC-JGG; Eighteenth Judicial Circuit in and for Seminole County, Florida) and Bensley Construction, Inc. et al. v. Marsh & McLennan Companies, Inc. (Case No. 2005-00277; D. Mass.), were removed to federal court and are the subject of pending motions to remand.

Illinois Union Insurance Company, an ACE subsidiary, has been named in a state court class action: Van Emden Management Corporation v. Marsh & McLennan Companies, Inc., et al. (Case No. 05-0066A; Superior Court of Massachusetts) (filed January 13, 2005). ACE American Insurance Co., an ACE subsidiary, has been named in a state court lawsuit in Florida: Office Depot, Inc. v. Marsh & McLennan Companies, Inc. et al. (Case No. 502005CA004396; Circuit Court of the 15th Judicial Circuit in Palm Beach County Florida) (filed June 22, 2005). The allegations in these cases are similar to the allegations in the federal class actions identified above. The Court has stayed the Van Emden case pending resolution of the consolidated proceedings in the District of New Jersey or until further order of the Court.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On August 1, 2005, Plaintiffs in the New Jersey consolidated proceedings filed two consolidated amended complaints – one concerning commercial insurance and the other concerning employee benefit plans.

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

ACE was named in four putative securities class action suits following the filing of the civil suit against Marsh by the NYAG on October 14, 2004. The suits were consolidated by the JPML in the Eastern District of Pennsylvania The Court has appointed as lead plaintiffs Sheet Metal Workers’ National Pension Fund and Alaska Ironworkers Pension Trust. Lead plaintiffs filed a consolidated amended complaint on September 30, 2005, naming ACE Limited, Evan G. Greenberg, Brian Duperreault, and Philip V. Bancroft as defendants. Plaintiffs assert claims solely under Section 10(b) of the Securities Exchange Act of 1934 (the Exchange Act), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Securities Act (control person liability). Plaintiffs allege that the ACE’s public statements and securities filings should have revealed that insurers, including certain ACE entities and brokers, allegedly conspired to increase premiums and allocate customers through the use of “B” quotes and contingent commissions and that the ACE’s revenues and earnings were inflated by these practices.

ACE understands that it has been named as a defendant in a derivative suit filed in Delaware Chancery Court by shareholders of Marsh seeking to recover damages for Marsh and its subsidiary, Marsh, Inc., against officers and directors of Marsh, American International Group Inc. (AIG), AIG’s chief executive officer, and ACE. The suit alleges that the defendants damaged Marsh and Marsh, Inc. by participating in a bid rigging scheme and obtaining “kickbacks” in the form of contingent commissions. The suit alleges that ACE knowingly participated in the officers’ and directors’ breaches of fiduciary duty to Marsh, Inc. and Marsh. The plaintiff has sought unspecified compensatory damages and reimbursement of expenses, including legal fees. ACE has not been served in this action, though no assurance can be given that it will not be served.

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

All of these suits seek compensatory damages without specifying an amount. As a result, ACE cannot at this time estimate its potential costs related to these legal matters and accordingly no liability for compensatory damages has been established in the Consolidated Financial Statements. The nine months ended September 30, 2005, includes approximately $39 million of investigation related legal expenses. As of September 30, 2005, ACE has paid and accrued over $49 million for legal related fees since the investigation began.

8.	Debt

The following table outlines the Company’s debt at September 30, 2005 and December 31, 2004.

	September 30 2005	December 31 2004
	(in millions of U.S. dollars)
Short-term debt
Reverse Repurchase Agreements	$146	$146
ACE INA Notes due 2006	300	—

	446	146

Long-term debt
ACE INA Notes due 2006	—	300
ACE Limited Senior Notes due 2007	500	500
ACE US Holdings Senior Notes due 2008	250	250
ACE INA Subordinated Notes due 2009	200	200
ACE INA Senior Notes due 2014	499	499
ACE INA Debentures due 2029	100	100
Other	15	—

	1,564	1,849

Trust preferred securities
ACE INA Trust Preferred Securities due 2029	103	103
ACE INA Capital Securities due 2030	309	309

	$412	$412

a)	Short-term debt

The Company has commercial paper programs that use revolving credit facilities as back-up facilities and provide for up to $600 million in commercial paper issuance for each of ACE and ACE INA (subject to the availability of back-up facilities, which currently total $600 million). At September 30, 2005, short-term debt consisted of $446 million. This included amounts owed to brokers under securities repurchase transactions and the $300 million senior notes due August 2006.

b)	Long-term debt-other

In August 2005, due to favorable low-interest terms, ACE American borrowed $10 million from the Pennsylvania Industrial Development Authority (PIDA) at a rate of 2.75% due September 1, 2020. The proceeds from PIDA were restricted for purposes of defraying construction costs on a new office building. Principle and interest are payable on a monthly basis. The current balance outstanding is $10 million.

In addition, in 1999, ACE American assumed a CIGNA loan from the City of Philadelphia under the Urban Development Action Grant (UDAG) with an imputed rate of 8.75% due December 31, 2019. The current amount outstanding is $4.7 million. This loan was previously classified in other liabilities.

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

The following table details the net periodic benefit costs recognized by component for the periods indicated.

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
	(in millions of U.S. dollars)
Components of net benefit cost
Service cost	$2	$1	$6	$4
Interest cost	5	4	15	12
Expected return on plan assets	(4)	(3)	(11)	(10)
Amortization of net actuarial loss	2	1	5	4

Net benefit cost	$5	$3	$15	$10

b)	Restricted stock awards

Under the Company’s long-term incentive plans, 1,773,990 and 1,591,251 restricted Ordinary Shares were awarded during the nine months ended September 30, 2005 and 2004, respectively, to officers of the Company and its subsidiaries. These shares vest at various dates through 2009. In addition, during the nine months ended September 30, 2005 and 2004, respectively, 24,856 and 30,361 restricted ordinary units were awarded to outside directors under the terms of the 1995 outside Directors Plan. The units issued in 2004 vested during the current year while the 2005 issuances will vest in 2006.

At the time of grant the market value of the shares awarded under these grants is recorded as unearned stock grant compensation and is presented as a separate component of shareholders’ equity. The unearned compensation is charged to income over the vesting period using the accelerated method.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.	Earnings per share

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004 (Restated)	2005	2004 (Restated)
	(in millions of U.S. dollars, except share and per share data)
Numerator:
Net income	$(112)	$4	$792	$875
Dividends on Preferred Shares	(11)	(11)	(33)	(33)

Net income available to holders of Ordinary Shares	$(123)	$(7)	$759	$842

Denominator:
Denominator for basic earnings per share:
Weighted average shares outstanding	284,777,017	280,993,760	284,016,708	279,988,076
Effect of other dilutive securities	—	—	4,704,056	5,298,054

Denominator for diluted earnings per share:
Adjusted weighted average shares outstanding and assumed conversions	284,777,017	280,993,760	288,720,764	285,286,130

Basic earnings (loss) per share	$(0.43)	$(0.03)	$2.67	$3.00

Diluted earnings (loss) per share	$(0.43)	$(0.03)	$2.63	$2.95

The denominator for diluted loss per share for the three months ended September 30, 2005 and 2004 does not include the dilutive effect of other dilutive securities. The incremental shares from assumed conversions are not included in computing diluted loss per share amounts as these shares are considered anti-dilutive. Other anti-dilutive securities totaled 5,060,953 shares for the three months ended September 30, 2005 and 4,623,319 shares for the three months ended September 30, 2004.

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The income tax provision for the periods indicated is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004 (Restated)	2005	2004 (Restated)
	(in millions of U.S. dollars)
Current tax expense	$86	$40	$258	$145
Deferred tax expense	(71)	25	11	173

Provision for income taxes	$15	$65	$269	$318

The weighted average expected tax provision has been calculated using pre-tax accounting income (loss) in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. A reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate for the periods indicated is provided below.

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004 (Restated)	2005	2004 (Restated)
	(in millions of U.S. dollars)
Expected tax provision at weighted average rate	$12	$65	$285	$279
Permanent differences
Tax-exempt interest and DRD, net of proration	(2)	(1)	(5)	(8)
American Job Creation Act	—	—	(27)	—
Other	1	—	7	2
Sale of Assured Guaranty	—	—	—	35
Goodwill	—	—	—	4
Net withholding taxes	4	1	9	6

Total provision for income taxes	$15	$65	$269	$318

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The components of the net deferred tax asset for the periods indicated are as follows:

	September 30 2005	December 31 2004
	(in millions of U.S. dollars)
Deferred tax assets
Loss reserve discount	$664	$607
Unearned premium reserve	154	143
Foreign tax credits	582	432
Investments	128	127
Bad debts	131	171
Net operating loss carry-forward	79	228
Other, net	137	73

Total deferred tax assets	1,875	1,781

Deferred tax liabilities
Deferred policy acquisition costs	130	132
Unrealized appreciation on investments	81	135
Unremitted foreign earnings	333	251

Total deferred tax liabilities	544	518

Valuation allowance	87	90

Net deferred tax asset	$1,244	$1,173

The valuation allowance of $87 million at September 30, 2005 and $90 million at December 31, 2004, reflects management’s assessment, based on available information, that it is more likely than not that a portion of the deferred tax asset will not be realized due to the inability of certain foreign subsidiaries to generate sufficient taxable income or the inability to utilize foreign tax credits. Adjustments to the valuation allowances are made when there is a change in management’s assessment of the amount of deferred tax asset that is realizable. The $3 million reduction in the valuation allowance during the period relates to the change in the excess of tax basis over financial reporting basis of a foreign subsidiary due to currency translation adjustments.

At September 30, 2005, the Company has net operating loss carryforwards for U.S. federal income tax purposes of approximately $226 million. The net operating loss carryforwards are available to offset future U.S. federal taxable income and, if unutilized, will expire in the year 2022. In addition, the Company has a foreign tax credit carryforward in the amount of $61 million which, if unutilized, will expire in the years 2011-2015. The Company has an alternative minimum tax credit carryforward of $27.6 million which can be carried forward indefinitely.

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

In January 2005, May 2005 and August 2005, the United States Treasury issued its guidance on selected provisions of the Act and on July 21, 2005, the Tax Technical Corrections Act of 2005 was introduced (H.R. 3376 and S. 1447). Guidance issued to date provides clarification on several technical issues, with the remaining issues addressed in the proposed Technical Corrections Act.

During the three months ended September 30, 2005, the Company did not repatriate any additional foreign earnings. During the nine months ended September 30, 2005, the Company repatriated foreign earnings of approximately $367 million subject to Domestic Reinvestment Plans that would qualify under the Act based on the guidance issued to date. Of the $367 million

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

repatriated foreign earnings to date, approximately $250 million will qualify for preferential tax treatment. For the nine months ended September 30, 2005, the tax benefit associated with these repatriations was $27 million and was a result of the reduction of the net deferred tax liability associated with these repatriated earnings, based on guidance issued to date.

Additional earnings repatriations up to the limitation under the Act of $500 million may be completed through the remainder of 2005. Based on guidance issued to date, the Company is evaluating potential additional repatriations and is not in a position to complete the evaluation or determine the total associated tax impact as a result of the Act. However, based on its analysis to date, it is possible that the Company may ultimately repatriate up to an additional $250 million, up to the limitation of qualifying dividends, with an associated tax benefit of up to $47 million. The Company expects to finalize its assessment during the fourth quarter of 2005.

12.	Information provided in connection with outstanding debt of subsidiaries

The following tables present condensed consolidating financial information at September 30, 2005 and December 31, 2004 and for the three and nine months ended September 30, 2005 and 2004, for ACE Limited (the “Parent Guarantor”) and its “Subsidiary Issuer”, ACE INA Holdings, Inc. The Subsidiary Issuer is an indirect wholly-owned subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings. The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuer.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Balance Sheet at September 30, 2005

(in millions of U.S. dollars)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	ACE Limited Consolidated
Assets
Investments	$116	$15,937	$13,922	$—	$29,975
Cash	21	162	226	—	409
Insurance and reinsurance balances receivable	—	2,561	947	—	3,508
Reinsurance recoverable	—	14,517	1,145	—	15,662
Goodwill	—	2,221	482	—	2,703
Investments in subsidiaries	10,640	—	—	(10,640)	—
Due (to) from subsidiaries and affiliates, net	152	(255)	255	(152)	—
Other assets	25	5,565	2,698	—	8,288

Total assets	$10,954	40,708	$19,675	$(10,792)	$60,545

Liabilities
Unpaid losses and loss expenses	$—	$25,119	$9,555	$—	$34,674
Unearned premiums	—	4,666	1,572	—	6,238
Future policy benefits for life and annuity contracts	—	—	521	—	521
Short-term debt	—	300	146	—	446
Long-term debt	500	814	250	—	1,564
Trust preferred securities	—	412	—	—	412
Other liabilities	225	4,429	1,807	—	6,461

Total liabilities	725	35,740	13,851	—	50,316

Total shareholders’ equity	10,229	4,968	5,824	(10,792)	10,229

Total liabilities and shareholders’ equity	$10,954	$40,708	$19,675	$(10,792)	$60,545

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.

(2)	Includes ACE Limited parent company eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Balance Sheet at December 31, 2004

(in millions of U.S. dollars)

(Restated)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	ACE Limited Consolidated
Assets
Investments	$82	$13,804	$13,039	$—	$26,925
Cash	6	225	267	—	498
Insurance and reinsurance balances receivable	—	2,508	747	—	3,255
Reinsurance recoverable	—	13,780	1,102	—	14,882
Goodwill	—	2,213	487	—	2,700
Investments in subsidiaries	10,509	—	—	(10,509)	—
Other assets	36	5,629	2,258	—	7,923

Total assets	$10,633	$38,159	$17,900	$(10,509)	$56,183

Liabilities
Unpaid losses and loss expenses	$—	$23,259	$8,224	$—	$31,483
Unearned premiums	—	4,448	1,535	—	5,983
Future policy benefits for life and annuity contracts	—	—	509	—	509
Due to (from)subsidiaries and affiliates, net	124	164	(164)	(124)	—
Short-term debt	—	—	146	—	146
Long-term debt	500	1,099	250	—	1,849
Trust preferred securities	—	412	—	—	412
Other liabilities	164	4,308	1,484	—	5,956

Total liabilities	788	33,690	11,984	(124)	46,338

Total shareholders’ equity	9,845	4,469	5,916	(10,385)	9,845

Total liabilities and shareholders’ equity	$10,633	$38,159	$17,900	$(10,509)	$56,183

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.

(2)	Includes ACE Limited parent company eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Operations

For the three months ended September 30, 2005

(in millions of U.S. dollars)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	ACE Limited Consolidated
Net premiums written	$—	$1,642	$1,247	$—	$2,889
Net premiums earned	—	1,755	1,336	—	3,091
Net investment income	1	171	148	—	320
Equity in earnings of subsidiaries	(110)	—	—	110	—
Net realized gains (losses)	37	21	25	—	83
Losses and loss expenses	—	1,347	1,459	—	2,806
Life and annuity benefits	—	—	33	—	33
Policy acquisition costs and administrative expenses	35	407	302	(10)	734
Interest expense	4	35	3	1	43
Other (income) expense	—	(1)	(24)	—	(25)
Income tax expense (benefit)	1	59	(45)	—	15

Net income (loss)	$(112)	$100	$(219)	$119	$(112)

Condensed Consolidating Statement of Operations

For the three months ended September 30, 2004

(in millions of U.S. dollars)

(Restated)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	ACE Limited Consolidated
Net premiums written	$—	$1,741	$1,033	$—	$2,774
Net premiums earned	—	1,688	1,171	—	2,859
Net investment income	—	129	117	—	246
Equity in earnings of subsidiaries	46	—	—	(46)	—
Net realized gains (losses)	(4)	5	(33)	—	(32)
Losses and loss expenses	—	1,210	1,011	—	2,221
Life and annuity benefits	—	—	48	—	48
Policy acquisition costs and administrative expenses	32	389	281	(3)	699
Interest expense	6	37	8	(1)	50
Other (income) expense	—	(5)	(9)	—	(14)
Income tax expense (benefit)	—	66	(1)	—	65

Net income (loss)	$4	$125	$(83)	$(42)	$4

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.

(2)	Includes ACE Limited parent company eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Operations

For the nine months ended September 30, 2005

(in millions of U.S. dollars)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	ACE Limited Consolidated
Net premiums written	$—	$5,380	$3,784	$—	$9,164
Net premiums earned	—	5,192	3,697	—	8,889
Net investment income	1	471	438	—	910
Equity in earnings of subsidiaries	929	—	—	(929)	—
Net realized gains (losses)	(20)	61	60	—	101
Losses and loss expenses	—	3,550	2,889	—	6,439
Life and annuity benefits	—	—	105	—	105
Policy acquisition costs and administrative expenses	101	1,242	888	(28)	2,203
Interest expense	16	98	15	(1)	128
Other (income) expense	—	—	(36)	—	(36)
Income tax expense (benefit)	1	271	(3)	—	269

Net income	$792	$563	$337	$(900)	$792

Condensed Consolidating Statement of Operations

For the nine months ended September 30, 2004

(in millions of U.S. dollars)

(Restated)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	ACE Limited Consolidated
Net premiums written	$—	$5,200	$3,655	$—	$8,855
Net premiums earned	—	4,610	3,619	—	8,229
Net investment income	6	345	384	(4)	731
Equity in earnings of subsidiaries	965	—	—	(965)	—
Net realized gains (losses)	9	32	26	—	67
Losses and loss expenses	—	3,094	2,382	—	5,476
Life and annuity benefits	—	—	134	—	134
Policy acquisition costs and administrative expenses	86	1,093	912	(9)	2,082
Interest expense	18	104	21	(3)	140
Other (income) expense	—	—	2	—	2
Income tax expense	1	243	74	—	318

Net income	$875	$453	$504	$(957)	$875

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.

(2)	Includes ACE Limited parent company eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the nine months ended September 30, 2005

(in millions of U.S. dollars)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	ACE Limited Consolidated
Net cash flows from (used for) operating activities	$(48)	$2,087	$1,460	$3,499

Cash flows from (used for) investing activities
Purchases of fixed maturities available for sale	—	(10,923)	(11,249)	(22,172)
Purchases of equity securities	—	(236)	(219)	(455)
Sales of fixed maturities available for sale	—	8,453	10,302	18,755
Maturities of fixed maturities held to maturity	—	—	117	117
Sales of equity securities	—	206	142	348
Net proceeds from (payments made on) the settlement of investment derivatives	(20)	—	18	(2)
Capitalization of subsidiaries	(100)	100	—	—
Dividends received from subsidiaries	580	—	(580)	—
Sale of subsidiary	—	—	7	7
Other	—	72	(116)	(44)

Net cash flows from (used for) investing activities	$460	$(2,328)	$(1,578)	$(3,446)

Cash flows from (used for) financing activities
Dividends paid on Ordinary Shares	(187)	—	—	(187)
Dividends paid on Preferred Shares	(33)	—	—	(33)
Net proceeds from issuance of long-term debt	—	10	—	10
Proceeds from exercise of options for Ordinary Shares	84	—	—	84
Proceeds from Ordinary Shares issued under ESPP	8	—	—	8
Advances (to) from affiliates	(269)	185	84	—

Net cash flows from (used for) financing activities	$(397)	$195	$84	$(118)

Effect of foreign currency rate changes on cash and cash equivalents	$—	$(17)	$(7)	$(24)

Net increase in cash	15	(63)	(41)	(89)
Cash – beginning of period	6	225	267	498

Cash – end of period	$21	$162	$226	$409

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the nine months ended September 30, 2004

(in millions of U.S. dollars)

(Restated)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	ACE Limited Consolidated
Net cash flows from (used for) operating activities	$(10)	$2,294	$1,787	$4,071

Cash flows used for investing activities
Purchases of fixed maturities available for sale	(12)	(8,385)	(9,886)	(18,283)
Purchases of equity securities	—	(387)	(451)	(838)
Sales of fixed maturities available for sale	28	5,829	8,080	13,937
Sales of equity securities	—	322	118	440
Net proceeds from the settlement of investment derivatives	9	—	5	14
Capitalization of subsidiaries	(637)	365	272	—
Dividends received from subsidiaries	452	—	(452)	—
Sale of subsidiary (net of cash sold)	—	—	953	953
Other	—	(24)	(113)	(137)

Net cash flows used for investing activities	$(160)	$(2,280)	$(1,474)	$(3,914)

Cash flows from (used for) financing activities
Dividends paid on Ordinary Shares	(166)	—	—	(166)
Dividends paid on Preferred Shares	(33)	—	—	(33)
Net proceeds from long-term debt	—	500	—	500
Net proceeds from short-term debt	—	(400)	—	(400)
Proceeds from exercise of options for Ordinary Shares	73	—	—	73
Proceeds from Ordinary Shares issued under ESPP	7	—	—	7
Advances (to) from affiliates	269	51	(320)	—
Repayment of trust preferred securities	—	—	(75)	(75)

Net cash flows from (used for) financing activities	$150	$151	$(395)	$(94)

Effect of foreign currency rate changes on cash and cash equivalents	$—	$1	$—	$1

Net increase in cash	(20)	166	(82)	64
Cash – beginning of period	27	165	367	559

Cash – end of period	$7	$331	$285	$623

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13.	Segment information

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

Corporate and other includes ACE Limited and ACE INA Holdings (Corporate) and intercompany eliminations. In addition, included in losses and loss expenses for the nine months ended September 30, 2005 are losses incurred in connection with the commutation of ceded reinsurance contracts that resulted from a differential between the consideration received from reinsurers and the related reduction of reinsurance recoverables, principally related to the time value of money. Due to the Company’s initiatives to reduce reinsurance recoverable balances and thereby encourage such commutations, losses recognized in connection with the commutation of ceded reinsurance contracts are generally not considered when assessing segment performance and accordingly, are directly allocated to Corporate. Additionally, the Company does not consider the development of loss reserves related to the September 11 tragedy in assessing segment performance as these loss reserves are

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

managed by Corporate. Accordingly, the effect of the related loss reserve development on net income is reported within Corporate. There were no losses related to the September 11 tragedy included in Corporate for the nine months ended September 30, 2005 and 2004.

For segment reporting purposes, certain items have been presented in a different manner than in the consolidated financial statements. The following tables summarize the operations by segment for the periods indicated.

Statement of Operations by Segment

For the three months ended September 30, 2005

(in millions of U.S. dollars)

	Insurance – North American	Insurance - Overseas General	Global Reinsurance	Corporate and Other	Consolidated Property & Casualty(1)	Financial Services	ACE Consolidated
Gross premiums written	$2,250	$1,332	$411	$—	$3,993	$211	$4,204
Net premiums written	1,307	933	380	—	2,620	212	2,832
Net premiums earned	1,338	1,031	408	—	2,777	257	3,034
Losses and loss expenses	1,173	687	637	(1)	2,496	310	2,806
Policy acquisition costs	134	207	78	—	419	2	421
Administrative expenses	96	145	16	46	303	3	306

Underwriting income (loss)	(65)	(8)	(323)	(45)	(441)	(58)	(499)

Life
Gross premiums written	—	—	57	—	—	—	57
Net premiums written	—	—	57	—	—	—	57
Net premiums earned	—	—	57	—	—	—	57
Life and annuity benefits	—	—	33	—	—	—	33
Policy acquisition costs	—	—	5	—	—	—	5
Administrative expenses	—	—	2	—	—	—	2
Net investment income	—	—	10	—	—	—	10

Underwriting income	—	—	27	—	—	—	27

Net investment income	139	82	45	9	275	35	310
Net realized gains (losses)	10	17	12	37	76	7	83
Interest expense	6	—	1	36	43	—	43
Other (income) expense	(1)	5	1	—	5	(30)	(25)
Income tax expense (benefit)	10	22	(12)	(15)	5	10	15

Net income (loss)	$69	$64	$(229)	$(20)	$(143)	$4	$(112)

(1)	Excludes life reinsurance business.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Statement of Operations by Segment

For the three months ended September 30, 2004

(in millions of U.S. dollars)

(Restated)

	Insurance – North American	Insurance - Overseas General	Global Reinsurance	Corporate and Other	Consolidated Property & Casualty(1)	Financial Services	ACE Consolidated
Gross premiums written	$2,234	$1,292	$334	$—	$3,860	$68	$3,928
Net premiums written	1,366	980	301	—	2,647	68	2,715
Net premiums earned	1,251	1,086	351	—	2,688	111	2,799
Losses and loss expenses	998	665	436	6	2,105	116	2,221
Policy acquisition costs	121	199	65	—	385	2	387
Administrative expenses	110	139	16	36	301	4	305

Underwriting income (loss)	22	83	(166)	(42)	(103)	(11)	(114)

Life
Gross premiums written	—	—	60	—	—	—	60
Net premiums written	—	—	59	—	—	—	59
Net premiums earned	—	—	60	—	—	—	60
Life and annuity benefits	—	—	48	—	—	—	48
Policy acquisition costs	—	—	6	—	—	—	6
Administrative expenses	—	—	1	—	—	—	1
Net investment income	—	—	8	—	—	—	8

Underwriting income	—	—	13	—	—	—	13

Net investment income	123	51	32	3	209	29	238
Net realized gains (losses)	9	2	(35)	(6)	(30)	(2)	(32)
Interest expense	6	—	—	42	48	2	50
Other (income) expense	(3)	3	—	—	—	(14)	(14)
Income tax expense (benefit)	48	34	(1)	(17)	64	1	65

Net income (loss)	$103	$99	$(155)	$(70)	$(36)	$27	$4

(1)	Excludes life reinsurance business.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Statement of Operations by Segment

For the nine months ended September 30, 2005

(in millions of U.S. dollars)

	Insurance – North American	Insurance - Overseas General	Global Reinsurance	Corporate and Other	Consolidated Property & Casualty(1)	Financial Services	ACE Consolidated
Gross premiums written	$6,744	$4,396	$1,316	$—	$12,456	$389	$12,845
Net premiums written	4,144	3,190	1,270	—	8,604	388	8,992
Net premiums earned	3,942	3,200	1,136	—	8,278	439	8,717
Losses and loss expenses	3,013	1,907	1,048	8	5,976	463	6,439
Policy acquisition costs	381	616	228	—	1,225	5	1,230
Administrative expenses	318	435	47	141	941	14	955

Underwriting income (loss)	230	242	(187)	(149)	136	(43)	93

Life
Gross premiums written	—	—	172	—	—	—	172
Net premiums written	—	—	172	—	—	—	172
Net premiums earned	—	—	172	—	—	—	172
Life and annuity benefits	—	—	105	—	—	—	105
Policy acquisition costs	—	—	13	—	—	—	13
Administrative expenses	—	—	5	—	—	—	5
Net investment income	—	—	29	—	—	—	29

Underwriting income	—	—	78	—	—	—	78

Net investment income	412	236	124	12	784	97	881
Net realized gains (losses)	13	69	23	(20)	85	16	101
Interest expense	16	—	2	110	128	—	128
Other (income) expense	—	16	3	—	19	(55)	(36)
Income tax expense (benefit)	171	122	6	(53)	246	23	269

Net income (loss)	$468	$409	$27	$(214)	$612	$102	$792

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Statement of Operations by Segment

For the nine months ended September 30, 2004

(in millions of U.S. dollars)

(Restated)

	Insurance – North American	Insurance - Overseas General	Global Reinsurance	Corporate and Other	Consolidated Property & Casualty(1)	Financial Services	ACE Consolidated
Gross premiums written	$6,241	$4,466	$1,281	$—	$11,988	$291	$12,279
Net premiums written	3,907	3,256	1,238	—	8,401	289	8,690
Net premiums earned	3,436	3,174	1,030	—	7,640	424	8,064
Losses and loss expenses	2,532	1,878	769	6	5,185	291	5,476
Policy acquisition costs	333	579	203	—	1,115	22	1,137
Administrative expenses	323	416	50	98	887	38	925

Underwriting income (loss)	248	301	8	(104)	453	73	526

Life
Gross premiums written	—	—	169	—	—	—	169
Net premiums written	—	—	165	—	—	—	165
Net premiums earned	—	—	165	—	—	—	165
Life and annuity benefits	—	—	134	—	—	—	134
Policy acquisition costs	—	—	17	—	—	—	17
Administrative expenses	—	—	3	—	—	—	3
Net investment income	—	—	24	—	—	—	24

Underwriting income	—	—	35	—	—	—	35

Net investment income (loss)	337	159	88	5	589	118	707
Net realized gains (losses)	91	29	(33)	9	96	(29)	67
Interest expense	16	—	—	119	135	5	140
Other (income) expense	3	10	—	(1)	12	(10)	2
Income tax expense (benefit)	182	145	3	(44)	286	32	318

Net income (loss)	$475	$334	$95	$(164)	$705	$135	$875

Underwriting assets for property and casualty and financial services are reviewed in total by management for purposes of decision-making. The Company does not allocate assets to its segments. Assets are specifically identified for our life reinsurance operations and corporate holding companies, including ACE Limited and ACE INA Holdings.

The following table summarizes the identifiable assets at September 30, 2005 and December 31, 2004.

	September 30 2005	December 31 2004
	(in millions of U.S. dollars)
Life reinsurance	$915	$749
Corporate	2,212	2,125
All other	57,418	53,309

Total assets	$60,545	$56,183

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables summarize the revenues of each segment by product offering for the periods indicated.

Net premiums earned by type of premium

	Property & Casualty	Life, Accident & Health	Financial Services	ACE Consolidated
	(in millions of U.S. dollars)
Three Months Ended September 30, 2005
Insurance – North American	$1,293	$45	$—	$1,338
Insurance – Overseas General	760	271	—	1,031
Global Reinsurance	408	57	—	465
Financial Services	—	—	257	257

	$2,461	$373	$257	$3,091

Three Months Ended September 30, 2004 (Restated)
Insurance – North American	$1,207	$44	$—	$1,251
Insurance – Overseas General	840	246	—	1,086
Global Reinsurance	351	60	—	411
Financial Services	—	—	111	111

	$2,398	$350	$111	$2,859

Nine Months Ended September 30, 2005
Insurance – North American	$3,805	$137	$—	$3,942
Insurance – Overseas General	2,409	791	—	3,200
Global Reinsurance	1,136	172	—	1,308
Financial Services	—	—	439	439

	$7,350	$1,100	$439	$8,889

Nine Months Ended September 30, 2004 (Restated)
Insurance – North American	$3,306	$130	$—	$3,436
Insurance – Overseas General	2,468	706	—	3,174
Global Reinsurance	1,030	165	—	1,195
Financial Services	—	—	424	424

	$6,804	$1,001	$424	$8,229

The following table summarizes the Company’s gross premiums written by geographic region for the periods indicated. Allocations have been made on the basis of location of risk.

Nine Months Ended	North America	Europe	Australia & New Zealand	Asia Pacific	Latin America
September 30, 2005	61%	25%	3%	7%	4%
September 30, 2004	64%	22%	3%	7%	4%

14.	Subsequent Events

On October 4, 2005, ACE completed a public offering of 32.91 million Ordinary Shares (which included the over-allotment option of 4.29 million Ordinary Shares) at a price per share of $45.58, for total gross proceeds of approximately $1.5 billion. ACE expects to use the net proceeds of the offering for growth opportunities in the global insurance and reinsurance markets.

In October 2005, Hurricane Wilma made several landfalls, with the most destructive effects experienced in the Yucatan Peninsula, Mexico, Cuba and Florida. While the Company has exposure to losses from Hurricane Wilma, no reasonable estimate of losses can be made at this time.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations, financial condition, and liquidity and capital resources as of and for the three and nine months ended September 30, 2005. Our results of operations and cash flows for any interim period are not necessarily indicative of our results for the full year. This discussion should be read in conjunction with our Consolidated Financial Statements and related notes and our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K/A for the year ended December 31, 2004.

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Any written or oral statements made by us or on our behalf may include forward-looking statements that reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks, uncertainties and assumptions about our business that could cause actual results to differ materially from such statements. These risks, uncertainties and assumptions (which are described in more detail elsewhere herein and in other documents we file with the Securities and Exchange Commission (SEC)) include but are not limited to:

•	losses arising out of hurricanes and flooding which could be affected by:

•	the number of insureds and ceding companies affected,

•	the amount and timing of losses actually incurred and reported by insureds,

•	the preliminary nature of reports and estimates of loss to date,

•	communication and access issues,

•	the impact of these losses on our reinsurers,

•	the cost of building materials and labor,

•	the amount and timing of reinsurance recoverables actually received, and

•	complex coverage and regulatory issues such as whether losses occurred from storm surge or flooding and related lawsuits;

•	actions that rating agencies may take from time to time, such as changes in our claims-paying ability, financial strength or credit ratings or placing these ratings on credit watch negative or the equivalent;

•	global political conditions, the occurrence of any terrorist attacks, including any nuclear, biological or chemical events, or the outbreak and effects of war, and possible business disruption or economic contraction that may result from such events;

•	the ability to collect reinsurance recoverables, credit developments of reinsurers, and any delays with respect thereto and changes in the cost, quality or availability of reinsurance;

•	the occurrence of catastrophic events or other insured or reinsured events with a frequency or severity exceeding our estimates;

•	actual loss experience from insured or reinsured events and the timing of claim payments;

•	the uncertainties of the loss-reserving and claims-settlement processes, including the difficulties associated with assessing environmental damage and asbestos-related latent injuries, the impact of aggregate-policy-coverage limits, and the impact of bankruptcy protection sought by various asbestos producers and other related businesses and the timing of loss payments;

•	judicial decisions and rulings, new theories of liability, and legal tactics;

•	the effects of public company bankruptcies and/or accounting restatements, as well as disclosures by and investigations of public companies relating to possible accounting irregularities, and other corporate governance issues, including the effects of such events on:

•	the capital markets;

•	the markets for directors and officers and errors and omissions insurance; and

•	claims and litigation arising out of such disclosures or practices by other companies;

•	uncertainties relating to governmental, legislative and regulatory policies, developments, actions, investigations and treaties, which, among other things, could subject us to insurance regulation or taxation in additional jurisdictions or affect our current operations;

•	the actual amount of new and renewal business, market acceptance of our products, and risks associated with the introduction of new products and services and entering new markets, including regulatory constraints on exit strategies;

•	the competitive environment in which we operate, including trends in pricing or in policy terms and conditions, which may differ from our projections and changes in market conditions that could render our business strategies ineffective or obsolete;

•	developments in global financial markets, including changes in interest rates, stock markets and other financial markets, and foreign currency exchange rate fluctuations, which could affect our statement of operations, investment portfolio and financing plans;

•	the potential impact from government-mandated insurance coverage for acts of terrorism and potential expiration, extension or replacement of related legislation;

•	the availability of borrowings and letters of credit under our credit facilities;

•	changes in the distribution or placement of risks due to increased consolidation of insurance and reinsurance brokers;

•	material differences between actual and expected assessments for guaranty funds and mandatory pooling arrangements;

•	the effects of investigations into market practices in the property and casualty industry;

•	changing rates of inflation and other economic conditions;

•	the amount of dividends received from subsidiaries;

•	loss of the services of any of our executive officers without suitable replacements being recruited in a reasonable time frame;

•	the ability of technology to perform as anticipated; and

•	management’s response to these factors.

The words “believe”, “anticipate”, “estimate”, “project”, “should”, “plan”, “expect”, “intend”, “hope”, “will likely result” or “will continue”, and variations thereof and similar expressions, identify forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future events or otherwise.

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

As an insurance and reinsurance company, we generate gross revenues from two principal sources, premiums which are usually paid in advance of loss payments, and investment income. Cash flow is generated from premiums collected and investment income received less paid losses and loss expenses.

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

The insurance industry is highly competitive with many companies offering similar coverage. The rates, terms and conditions related to the products we offer have historically changed depending on the timing of the insurance cycle. During periods of excess underwriting capacity, as defined by availability of capital, competition can result in lower pricing and less favorable terms and conditions. During periods of reduced underwriting capacity, pricing and terms and conditions are generally more favorable. We believe that, due to the unprecedented hurricane activity in 2004 and 2005, and resultant loss of industry capital, rates on new and renewed policies will increase and policies will be written with more restrictive terms and conditions.

Catastrophe Charges

During the three months ended September 30, 2005, we incurred net catastrophe-related pre-tax charges of $901 million, primarily associated with Hurricanes Katrina and Rita. For the three months ended September 30, 2004, we incurred net catastrophe-related pre-tax charges of $479 million primarily associated with hurricanes which struck the Caribbean and the U.S.

On August 29, 2005, Hurricane Katrina, a Category 4 storm, struck the Gulf Coast of the United States. The hurricane and the subsequent flooding caused by the failure of the levee system in New Orleans produced significant losses. Due to the size and complexity of the storm and flooding, total covered losses for the insurance industry remain hard to predict, however, industry sources have estimated that the losses arising out of Hurricane Katrina will result in the largest insured loss in history. ACE’s Hurricane Katrina losses were $558 million after tax, reinstatement premiums and premiums earned on multi-year contracts. Hurricane Rita struck the Gulf Coast of the United States as a Category 3 hurricane on September 24, 2005. Hurricane Rita produced numerous losses, though significantly less than the losses attributable to Hurricane Katrina. ACE’s Hurricane Rita losses were $131 million after tax, reinstatement premiums and premiums earned on multi-year contracts. Also included in the current quarter are losses associated with Hurricanes Dennis and Ophelia, Typhoon Nabi and European floods, which totaled $53 million, after tax and reinstatement premiums.

These amounts were based on ground-up reviews of a substantial majority of our in-force direct policies and internal modeling of our in-force reinsurance policies we believe to be affected, together with information from our insureds and cedents which is still being received and evaluated. Actual losses may vary materially from these amounts as a result of, among other things, the receipt of additional information from insureds or brokers, the attribution of losses to coverages that, for the purpose of our calculations, we assumed would not be exposed and inflation in repair costs due to the limited availability of labor and materials. In addition, our Hurricane Katrina and Hurricane Rita losses are subject to a high level of uncertainty due to extremely complex and unique causation and coverage issues associated with the events, including the attribution of losses to wind or flood damage or other perils, extremely limited claims data received to date, potential legal and regulatory developments related to potential losses, as well as inflation in repair costs due to the limited availability of labor and materials due in part to the size and proximity in time and distance of the two hurricanes. We expect that these issues may become subject to litigation by state attorneys general and private parties and will not be resolved for a considerable period of time. As a result, although we believe our reserves for these events are adequate, both industry wide insured losses and our losses from Hurricanes Katrina and Rita may ultimately be materially greater or lower than our initial reported losses and any additional losses could have a further material adverse impact on our financial results.

The following tables show the impact of catastrophe charges on each of our operating segments in the three months ended September 30, 2005 and 2004 (we incurred $3 million of catastrophe charges in the first half of 2005 and none in the first half of 2004). This information is based on currently available information derived from modeling techniques, industry assessments of exposure and claims information obtained from our clients and brokers. Actual losses from these events may vary materially from our estimates due to the inherent uncertainties in making such determinations resulting from several factors, including the potential inaccuracies and inadequacies in the data provided by clients and brokers, the modeling techniques and the application of such techniques, as well as the high frequency of recent catastrophic events and the effects of any resultant demand surge on claims activity.

Catastrophe Loss Charges - By Event	Insurance- North American	Insurance- Overseas General	Global Reinsurance	Consolidated P&C	Financial Services	Total
	(in millions of U.S. dollars)
Gross loss						$2,369
Net loss
Hurricane Katrina	$139	$70	$319	$528	$240	$768
Hurricane – Rita	52	46	69	167	—	167
Hurricane – Dennis	12	5	25	42	—	42
Other (1)	—	—	19	19	—	19

Total	$203	$121	$432	$756	$240	$996
Reinstatement premiums (earned) expensed	59	36	(22)	73	—	73
Premiums earned on multi-year contracts	—	—	(5)	(5)	(163)	(168)

Net premium (earned) expensed	59	36	(27)	68	(163)	(95)

Total impact before income tax	262	157	405	824	77	901
Income tax benefit	(87)	(47)	(25)	(159)	—	(159)

Total impact after income tax	$175	$110	$380	$665	$77	$742

Effective tax rate	33%	30%	6%	19%	—%	18%

(1)	Includes Hurricane Ophelia, Typhoon Nabi and European floods.

Catastrophe Loss Charges - By Event	Insurance- North American	Insurance- Overseas General	Global Reinsurance	Consolidated P&C	Financial Services	Total
	(in millions of U.S. dollars)
Gross loss						$878
Net loss
Hurricane - Charley	$31	$—	$65	$96	$—	$96
Hurricane - Frances	22	6	48	76	5	81
Hurricane – Ivan	40	20	76	136	5	141
Hurricane - Jeanne	33	18	63	114	1	115
Typhoons	—	9	26	35	—	35

Total	126	53	278	457	11	468
Reinstatement premiums (earned) expensed	13	13	(15)	11	—	11

Total impact before income tax	139	66	263	468	11	479
Income tax benefit	(41)	(21)	(11)	(73)	—	(73)

Total impact after income tax	$98	$45	$252	$395	$11	$406

Effective tax rate	29%	32%	4%	16%	—%	15%

In October 2005, Hurricane Wilma made several landfalls, with the most destructive effects experienced in the Yucatan Peninsula, Mexico, Cuba and Florida. While we have exposure to losses from Hurricane Wilma, no reasonable estimate of losses can be made at this time.

Sale of Ordinary Shares in Public Offering

On October 4, 2005, we completed a public offering of 32.91 million Ordinary Shares (which included the over-allotment option of 4.29 million Ordinary Shares) at a price per share of $45.58, for total gross proceeds of approximately $1.5 billion. We expect to use the net proceeds of the offering for growth opportunities in the global insurance and reinsurance markets.

Insurance Industry Investigations and Related Matters

Information on the insurance industry investigations and related matters is set forth in Note 7 c) of our Consolidated Financial Statements.

Restatement of Previously Issued Financial Statements

ACE restated its financial statements for the years ended December 31, 2004, 2003, 2002, 2001, and 2000, each of the quarters in the years 2003 and 2004, and the quarter ended March 31, 2005. The primary purpose of the restatement was to correct the accounting treatment for eight finite risk transactions. ACE also included in the restatement correction of certain unrelated errors, previously identified but considered to be of an immaterial nature. The cumulative impact of the restatement through the first quarter of 2005 is an increase of shareholders’ equity of $4 million. The cumulative effect of the restatement for certain finite contracts as of the first quarter of 2005 is to increase shareholders’ equity by approximately $16 million. The cumulative of the other unrelated corrections is to decrease shareholders’ equity by approximately $12 million. For additional information see our Annual Report on Form 10-K/A for the year ended December 31, 2004 (Note 3 to the Consolidated Financial Statements). All amounts included herein for the prior periods have been adjusted to reflect the restatement.

Sale of Financial and Mortgage Guaranty Business through Assured Guaranty Ltd.

On April 28, 2004, we sold 65.3 percent of our financial and mortgage guaranty reinsurance and insurance businesses through the initial public offering (IPO) of 49 million common shares of Assured Guaranty Ltd. (Assured Guaranty). Subsequent to the completion of the IPO, we beneficially owned 26 million common shares or 34.7 percent of Assured Guaranty’s outstanding common shares and, accordingly, no longer consolidate our interest in the Assured Guaranty companies. We account for our retained interest under the equity method of accounting and reflect the value of our investment in “Investments in partially-owned insurance companies” within our consolidated balance sheet and the proportionate share of earnings reflected in “Other (income) expense” within our consolidated statement of operations.

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

Results of Operations – Three and Nine Months Ended September 30, 2005 and 2004

The discussions that follow include tables, which show both our consolidated and segment operating results for the three and nine months ended September 30, 2005 and 2004. In presenting our operating results, we have discussed our performance with reference to underwriting results, which is a non-GAAP measure. We consider this measure, which may be defined differently by other companies, to be important in understanding our overall results of operations. Underwriting results are calculated by subtracting losses and loss expenses, life and annuity benefits, policy acquisition costs and administrative expenses from net premiums earned. We use underwriting results and operating ratios to monitor the results of our operations without the impact of certain factors, including investment income, other income and expenses, interest and income tax expense and net realized gains (losses). We believe the use of these measures enhance the understanding of our results of operations by highlighting the underlying profitability of our insurance business. Underwriting results should not be viewed as a substitute for measures determined in accordance with GAAP.

Consolidated Operating Results

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004 (Restated)	2005	2004 (Restated)
	(in millions of U.S. dollars)
Net premiums written	$2,889	$2,774	$9,164	$8,855
Net premiums earned	3,091	2,859	8,889	8,229
Net investment income	320	246	910	731
Net realized gains (losses)	83	(32)	101	67

Total revenues	$3,494	$3,073	$9,900	$9,027

Losses and loss expenses	2,806	2,221	6,439	5,476
Life and annuity benefits	33	48	105	134
Policy acquisition costs	426	393	1,243	1,154
Administrative expenses	308	306	960	928
Interest expense	43	50	128	140
Other (income) expense	(25)	(14)	(36)	2

Total expenses	$3,591	$3,004	$8,839	$7,834

Income (loss) before income tax	(97)	69	1,061	1,193
Income tax expense	15	65	269	318

Net income (loss)	$(112)	$4	$792	$875

Net premiums written, which reflect the premiums we retain after purchasing reinsurance protection, increased four percent and three percent in the three and nine months ended September 30, 2005, respectively, compared with the same periods in 2004. The P&C business reported a decrease in net premiums written of one percent for the current quarter, primarily due to an increase in reinstatement premiums in connection with catastrophe losses and also due to a decline in net premiums written for ACE USA and ACE Global Markets. For the nine months ended September 30, 2005, the P&C business reported an increase in net premiums written of two percent, compared with the same period in 2004, principally driven by growth in the U.S. casualty operations of the Insurance-North American segment and increased production, retention and inward reinstatement premiums (in connection with catastrophe losses) in the Global Reinsurance segment. Our Financial Services business reported increases in net premiums written of $144 million and $99 million in the three and nine months ended September 30, 2005, primarily driven by premiums written on multi-year contracts in connection with catastrophe losses.

ACE conducts business internationally and in most major foreign currencies. The following table summarizes the approximate effect of changes in foreign currency exchange rates on the growth of P&C net premiums written and earned for the periods indicated.

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net premiums written:
Growth in original currency	(1.5)%	1.1%
Foreign exchange effect	0.5%	1.3%

Growth as reported in U.S. dollars	(1.0)%	2.4%

Net premiums earned:
Growth in original currency	2.8%	7.0%
Foreign exchange effect	0.5%	1.3%

Growth as reported in U.S. dollars	3.3%	8.3%

The following table provides a consolidated breakdown of net premiums earned by line of business for the periods indicated.

	Three Months Ended September 30				Nine Months Ended September 30
	2005	% of total	2004 (Restated)	% of total	2005	% of total	2004 (Restated)	% of total
	(in millions of U.S. dollars)
Property and all other	$824	27%	$890	31%	$2,450	28%	$2,545	31%
Casualty	1,637	53%	1,508	53%	4,900	55%	4,259	52%
Personal accident (A&H)	316	10%	290	10%	928	10%	836	10%

Total P&C	2,777	90%	2,688	94%	8,278	93%	7,640	93%
Global Re – life	57	2%	60	2%	172	2%	165	2%
Financial Services	257	8%	111	4%	439	5%	424	5%

Net premiums earned	$3,091	100%	$2,859	100%	$8,889	100%	$8,229	100%

Net premiums earned reflect the portion of net premiums written that were recorded as revenues for the period as the exposure period expires. Driven primarily by growth in production of U.S. casualty business over the last several quarters, net premiums earned in our P&C business increased three percent and eight percent in the three and nine months ended September 30, 2005, respectively, compared with the same periods in 2004. Our Financial Services business reported increases in net premiums earned in the three and nine months ended September 30, 2005 of $146 million and $15 million, respectively, primarily driven by net premiums earned on multi-year contracts in connection with catastrophe losses.

Net investment income increased 30 percent and 24 percent in the three and nine months ended September 30, 2005, respectively, compared with the same periods in 2004. The growth in net investment income for the current periods was primarily due to positive operating cash flows, which have resulted in a higher overall average invested asset base.

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

The following table shows our consolidated loss and loss expense ratio, policy acquisition cost ratio, administrative expense ratio and combined ratio for the periods indicated.

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004 (Restated)	2005	2004 (Restated)
Loss and loss expense ratio	92.5%	79.4%	73.9%	67.9%
Policy acquisition cost ratio	13.9%	13.8%	14.1%	14.1%
Administrative expense ratio	10.1%	10.9%	10.9%	11.5%

Combined ratio	116.5%	104.1%	98.9%	93.5%

Our loss and loss expense ratio increased in the three and nine months ended September 30, 2005, compared with the same periods in 2004, primarily due to higher catastrophe losses and net adverse prior period development. The following table shows the impact of catastrophe losses and prior period development on our loss and loss expense ratio for the periods indicated.

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004 (Restated)	2005	2004 (Restated)
Loss and loss expense ratio, as reported	92.5%	79.4%	73.9%	67.9%
Catastrophe losses	(30.9)%	(17.0)%	(10.8)%	(5.9)%
Prior period development	(1.0)%	0.5%	(0.9)%	0.2%

Loss and loss expense ratio, adjusted	60.6%	62.9%	62.2%	62.2%

We recorded $996 million and $999 million in catastrophe losses, in the three and nine months ended September 30, 2005, respectively, compared with $468 million in the nine months ended September 30, 2004 (all recorded in the third quarter of 2004). As discussed in the section entitled, “Catastrophe Charges”, the catastrophe losses in the current periods relate primarily to Hurricanes Katrina and Rita.

Our loss and loss expense ratio is also impacted by prior period development. Prior period development arises from changes to loss estimates recognized in the current year that relate to loss reserves first reported in previous calendar years and excludes the effect of losses from the development of earned premium from previous accident years. For purposes of analysis and disclosure, management views prior period development to be changes in the nominal value of loss estimates from period to period and excludes changes in loss estimates that do not arise from the emergence of claims, such as those related to uncollectible reinsurance, interest, or foreign currency. Accordingly, specific items excluded from prior period development include the following: gains/losses related to foreign currency translation that affect both the valuation of unpaid losses and loss expenses and losses incurred; losses recognized from the early termination or commutation of reinsurance agreements that principally relate to the time value of money; changes in the value of reinsurance business assumed reflected in losses incurred but principally related to the time value of money and losses that arise from changes in estimates of earned premiums from prior accident years. We experienced net adverse prior period development of $29 million and $78 million in the three and nine months ended September 30, 2005 respectively. This compares with net favorable prior period development of $14 million and $15 million in the three and nine months ended September 30, 2004.

Policy acquisition costs include commissions, premium taxes, underwriting and other costs that vary with, and are primarily related to, the production of premium. Administrative expenses include all other operating costs. Our administrative expenses increased primarily due to higher costs associated with servicing business growth and recently established units at ACE USA and ACE Westchester Specialty, as well as the impact of the depreciation of the U.S. dollar relative to other major currencies. Additionally, we incurred approximately $5 million and $39 million of legal costs in the three and nine months ended September 30, 2005, in connection with the investigations by the various attorneys general and related matters.

Interest expense decreased in the three and nine months ended September 30, 2005, compared with the same periods in 2004. This was primarily due to the $75 million of Capital Re LLC preferred securities which were outstanding during part of 2004, and redeemed on July 12, 2004. Additionally, interest expense was positively impacted by the issuance of $500 million of 5.875 percent notes in June 2004, which were partially used to repay the higher interest bearing $400 million ACE INA 8.2 percent notes, in August 2004.

Our effective tax rate on net income, which we calculate as income tax expense divided by income before income tax, decreased to 25 percent in the nine months ended September 30, 2005, compared with 27 percent for the same period in 2004. The effective tax rate on our current quarter catastrophe losses was 18 percent. Comparatively, the effective tax rate on the catastrophe losses we incurred in the third quarter of 2004 was 15 percent. A significant portion of the catastrophe losses for both periods were incurred in lower-tax jurisdictions. The effective tax rate for the nine months ended September 30, 2005 was approximately 2.5 percentage points lower due to the favorable impact of the American Jobs Creation Act, which resulted in an income tax benefit of $27 million. See the section entitled “American Jobs Creation Act of 2004”, for more information.

Segment Operating Results – Three and Nine Months Ended September 30, 2005 and 2004

Our business consists of four segments: Insurance – North American, Insurance – Overseas General, Global Reinsurance, and Financial Services. In addition to the discussions below, our Annual Report on Form 10-K/A for the year ended December 31, 2004, includes more information on each of our segments in the section entitled, “Segment Information”, under Item 1.

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

ACE Bermuda writes insurance risks worldwide. ACE Bermuda provides commercial insurance products to a global client base, covering risks that are generally low in frequency and high in severity. ACE Bermuda’s portfolio of products includes excess liability, D&O, excess property, political risk, aviation and satellite.

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004 (Restated)	2005	2004 (Restated)
	(in millions of U.S. dollars)
Net premiums written	$1,307	$1,366	$4,144	$3,907
Net premiums earned	1,338	1,251	3,942	3,436
Losses and loss expenses	1,173	998	3,013	2,532
Policy acquisition costs	134	121	381	333
Administrative expenses	96	110	318	323

Underwriting income (loss)	$(65)	$22	$230	$248

Net investment income	139	123	412	337
Net realized gains	10	9	13	91
Interest expense	6	6	16	16
Other (income) expense	(1)	(3)	—	3
Income tax expense	10	48	171	182

Net income	$69	$103	$468	$475

Loss and loss expense ratio	87.7%	79.8%	76.4%	73.7%
Policy acquisition cost ratio	10.0%	9.7%	9.7%	9.7%
Administrative expense ratio	7.2%	8.7%	8.1%	9.4%

Combined ratio	104.9%	98.2%	94.2%	92.8%

Insurance – North American’s net premiums written decreased four percent in the quarter ended September 30, 2005, compared with the same quarter in 2004, primarily due to an increase in reinstatement premiums in connection with catastrophe losses, and lower production at ACE USA. ACE USA reported decreased production in its run-off operations and recreation marine business, which offset growth in its casualty units. For the nine months ended September 30, 2005, net premiums written increased six percent, primarily driven by continued growth in the risk management unit, and medical liability and workers’ compensation business at ACE USA and ACE Westchester Specialty’s growth in casualty business.

The following tables provide an entity/divisional breakdown of Insurance – North American’s net premiums earned for the periods indicated.

	Three Months Ended September 30				Nine Months Ended September 30
	2005	% of total	2004 (Restated)	% of total	2005	% of total	2004 (Restated)	% of total
	(in millions of U.S. dollars)
Property and all other	$298	22%	$335	27%	$952	24%	$962	28%
Casualty	995	74%	872	70%	2,853	72%	2,344	68%
Personal accident (A&H)	45	4%	44	3%	137	4%	130	4%

Net premiums earned	$1,338	100%	$1,251	100%	$3,942	100%	$3,436	100%

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004 (Restated)	2005	2004 (Restated)
	(in millions of U.S. dollars)
ACE USA	$886	$817	$2,600	$2,209
ACE Westchester Specialty	353	332	1,041	912
ACE Bermuda	99	102	301	315

Net premiums earned	$1,338	$1,251	$3,942	$3,436

ACE USA’s net premiums earned increased 8 percent and 18 percent in the three and nine months ended September 30, 2005, respectively, compared with the same periods in 2004. The increases primarily related to the risk management unit which reported growth in demand for its custom coverage solutions for large companies, construction business and national accounts, partially offset by current quarter reinstatement premiums. Additionally, ACE USA continues to benefit from increased distribution channels and growth in its relatively new casualty units which offer workers’ compensation and medical liability coverage.

ACE Westchester Specialty’s net premiums earned for the three and nine months ended September 30, 2005, increased 6 percent and 14 percent, respectively, compared with the same periods in 2004. These increases primarily reflect growth in casualty business, particularly in late 2004 and early 2005, partially offset by the impact of reinstatement premiums and the revised Standard Reinsurance Agreement with the U.S. government, which increased crop cessions.

ACE Bermuda’s net premiums earned decreased three percent and four percent in the three and nine months ended September 30, 2005, respectively, compared with the same periods in 2004. These decreases were primarily due to competition for professional lines business, which has put downward pressure on rates, partially offset by increased excess liability lines production.

Insurance – North American’s loss and loss expense ratio increased in the three and nine months ended September 30, 2005, compared with the same periods in 2004. This increase was due to a rise in catastrophe losses and increased casualty business (which typically experiences higher loss ratios than other business), partially offset by favorable current accident year experience of $19 million and a decrease in net adverse prior period development. The following table shows the impact of catastrophe losses and prior period development on our loss and loss expense ratio for the periods indicated.

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004 (Restated)	2005	2004 (Restated)
Loss and loss expense ratio, as reported	87.7%	79.8%	76.4%	73.7%
Catastrophe losses	(18.3)%	(10.7)%	(6.2)%	(3.9)%
Prior period development	(1.6)%	(3.4)%	(2.4)%	(2.9)%

Loss and loss expense ratio, adjusted	67.8%	65.7%	67.8%	66.9%

Insurance – North American recorded net catastrophe charges of $203 million in the nine months ended September 30, 2005, compared with $126 million in the same period of 2004. The catastrophe charges in both years occurred in the third quarter and related primarily to hurricane losses. The loss and loss expense ratios for the three and nine months ended September 30, 2005, were negatively impacted by net adverse prior period development of $22 million and $95 million, respectively. The net adverse prior period development for the three and nine months ended September 30, 2005, represented 0.2 percent and 1.1 percent of the segment’s net unpaid loss and loss expense reserves at June 30, 2005, and December 31, 2004, respectively. For the three and nine months ended September 30, 2004, net adverse prior period development was $42 million and $99 million, respectively. The net prior period development for the three months ended September 30, 2005, was the net result of several underlying favorable and adverse movements, the most significant of which were:

•	Favorable development of $44 million for lines with short-tail exposures (property, crop hail and workers’ compensation catastrophe) resulting from our standard actuarial reserving process that arose from the better than expected emergence of actual claims relative to expectations used to establish initial reserves. A majority of the favorable development arose from accident year 2004.

•	Adverse development of $37 million on certain lines with long-tail exposures. The largest movements are listed below. Since claims for such lines of business take many years to develop, actuarial reserve estimates for such exposures are subject to a significant amount of uncertainty. We consider both the spread and magnitude of the movements listed below to be indicative of the inherent uncertainty associated with the process.

•	Adverse development of $42 million on run-off business from the 1999 and 2000 accident years, including middle market workers’ compensation, general liability and commercial automobile liability exposures;

•	Favorable development of $17 million on excess workers’ compensation business due to a low level of reported large losses and the impact of legislative reforms. This favorable movement was primarily due to accident years 2003 and 2004;

•	Favorable development of $17 million on an E&O portfolio due to lower than expected loss development for report years 2003 and 2004;

•	Adverse development of $15 million for accident years 1999 to 2002 resulting from a comprehensive claims department review of professional liability claims. The main component of this development was related to a run-off nursing care program.

•	An unfavorable court ruling on a financial guarantee policy resulting in adverse development of $15 million for accident year 2001.

•	Adverse development of $16 million on a commercial marine portfolio due primarily to higher than expected loss development for accident years 2003 and 2004.

The net prior period development for the three months ended September 30, 2004, was the net result of several underlying favorable and adverse movements. The adverse development was primarily driven by larger than expected future settlements on two excess D&O liability policies at ACE Bermuda and adverse development on run-off operations. This deterioration was partially offset by lower than expected loss development on certain short-tail lines of business.

Insurance – North American’s policy acquisition cost ratio increased in the three months ended September 30, 2005, compared with the same quarter in 2004. This increase was primarily due to the reduction in net premiums earned in connection with reinstatement premiums. Excluding the impact of the reinstatement premiums, the policy acquisition cost ratio increased modestly, which reflects higher commission costs on crop business at ACE Westchester Specialty. For the nine months ended September 30, 2005, the policy acquisition cost ratio was stable as higher acquisition costs for ACE Westchester Specialty were offset by reductions in direct and contingent commissions at ACE USA and lower commission costs on ACE Bermuda’s core lines of business.

Insurance – North American’s administrative expenses decreased in the three and nine months ended September 30, 2005, compared with the same periods in 2004. Administrative expenses continue to increase as a result of higher costs to support business growth and recently established casualty units, however, for the current quarter, these costs were offset by the release of $16 million in accruals.

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

ACE Global Markets comprises our insurance operations within ACE European Group Limited (AEGL, formerly ACE INA UK Limited) and at Lloyd’s via Syndicate 2488. ACE provides funds at Lloyd’s to support underwriting by Syndicate 2488, which primarily underwrites P&C business on a global basis through Lloyd’s worldwide licenses. AEGL underwrites similar classes of business through its network of U.K. and Continental Europe licenses, and in U.S. states where it is eligible to write E&S business. All business underwritten by ACE Global Markets is accessed through registered brokers. The main lines of business include aviation, property, energy, professional lines, marine, political risk and A&H. ACE Global Markets is an established lead underwriter on a significant portion of the risks underwritten, particularly within the aviation and marine lines of business, and hence is able to set the policy terms and conditions of many of the policies written.

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004 (Restated)	2005	2004 (Restated)
	(in millions of U.S. dollars)
Net premiums written	$933	$980	$3,190	$3,256
Net premiums earned	1,031	1,086	3,200	3,174
Losses and loss expenses	687	665	1,907	1,878
Policy acquisition costs	207	199	616	579
Administrative expenses	145	139	435	416

Underwriting income (loss)	$(8)	$83	$242	$301

Net investment income	82	51	236	159
Net realized gains	17	2	69	29
Other (income) expense	5	3	16	10
Income tax expense	22	34	122	145

Net income	$64	$99	$409	$334

Loss and loss expense ratio	66.7%	61.2%	59.6%	59.2%
Policy acquisition cost ratio	20.1%	18.3%	19.2%	18.2%
Administrative expense ratio	14.1%	12.8%	13.6%	13.1%

Combined ratio	100.9%	92.3%	92.4%	90.5%

Net premiums written for Insurance – Overseas General decreased five percent and two percent in the three and nine months ended September 30, 2005, respectively, compared with the same periods in 2004. The decrease for the current quarter was primarily driven by higher catastrophe-loss reinstatement premiums at ACE Global Markets. For the nine months ended September 30, 2005, the decrease in net premiums written was primarily due to a decline in production at ACE Global Markets, due to rate reductions, partially offset by gains on conversion from the weakening of the U.S. dollar against the British pound sterling and the euro (see table below for impact of foreign exchange on net premiums written and earned). ACE International reported stable net premiums written for the current periods.

The following two tables provide a line of business and entity/divisional breakdown of Insurance – Overseas General’s net premiums earned for the periods indicated.

	Three Months Ended September 30				Nine Months Ended September 30
	2005	% of total	2004 (Restated)	% of total	2005	% of total	2004 (Restated)	% of total
	(in millions of U.S. dollars)
Property and all other	$325	32%	$361	33%	$989	31%	$1,049	33%
Casualty	435	42%	479	44%	1,420	44%	1,419	45%
Personal accident (A&H)	271	26%	246	23%	791	25%	706	22%

Net premiums earned	$1,031	100%	$1,086	100%	$3,200	100%	$3,174	100%

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004 (Restated)	2005	2004 (Restated)
	(in millions of U.S. dollars)
ACE Europe	$464	$477	$1,416	$1,435
ACE Asia Pacific	143	129	415	358
ACE Far East	94	98	289	288
ACE Latin America	101	88	306	255

ACE International	802	792	2,426	2,336
ACE Global Markets	229	294	774	838

Net premiums earned	$1,031	$1,086	$3,200	$3,174

Insurance – Overseas General reported a five percent decrease in net premiums earned in the three months ended September 30, 2005, compared with the same quarter in 2004. For the current periods, net premiums earned were impacted by weak market conditions for ACE Global Markets’ portfolio of products, and reinstatement premiums related to catastrophe losses.

ACE International’s net premiums earned increased one percent and four percent in the three and nine months ended September 30, 2005, respectively, compared with the same periods in 2004. These increases were primarily due to the relative position of the U.S. dollar, as strong A&H growth was more than offset by lower P&C writings. ACE Europe reported a decline in production, particularly in the U.K. P&C business, which is experiencing increased competitive pricing conditions which have resulted in lower rates, deterioration in terms and reduced renewal activity. ACE Latin America and ACE Asia Pacific continued to report solid growth in A&H business for the three and nine months ended September 30, 2005. ACE Global Markets’ net premiums earned decreased 22 percent and eight percent in the three and nine months ended September 30, 2005, respectively, compared with the same periods in 2004. The decreases were primarily a result of the current-quarter reinstatement premiums in connection with Hurricane Katrina, lower rates and a decline in new business opportunities across most of ACE Global Markets’ portfolio of products.

Insurance – Overseas General conducts business internationally and in most major foreign currencies. The following table summarizes the approximate effect of changes in foreign currency exchange rates on the growth of net premiums written and earned for the periods indicated.

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net premiums written:
Growth (decrease) in original currency	(6.2)%	(5.2)%
Foreign exchange effect	1.4%	3.2%

Growth (decrease) as reported in U.S. dollars	(4.8)%	(2.0)%

Net premiums earned:
Growth (decrease) in original currency	(6.1)%	(2.0)%
Foreign exchange effect	1.0%	2.8%

Growth (decrease) as reported in U.S. dollars	(5.1)%	0.8%

Insurance – Overseas General’s loss and loss expense ratio increased in the three and nine months ended September 30, 2005, compared with the same periods of 2004, primarily due to higher catastrophe losses, offset by changes in business mix (increase in A&H which typically exhibits lower loss ratios than other types of business), and favorable current accident year experience of $13 million. The following table shows the impact of prior period development and catastrophe losses on our loss and loss expense ratio for the periods indicated.

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004 (Restated)	2005	2004 (Restated)
Loss and loss expense ratio, as reported	66.7%	61.2%	59.6%	59.2%
Catastrophe losses	(13.6)%	(5.6)%	(4.4)%	(1.9)%
Prior period development	(1.0)%	1.8%	0.1%	1.4%

Loss and loss expense ratio, adjusted	52.1%	57.4%	55.3%	58.7%

Insurance – Overseas General recorded catastrophe-related losses of $121 million in the three and nine months ended September 30, 2005, respectively. For the nine months ended September 30, 2004, this segment incurred $53 million of catastrophe-related losses, recorded in the third quarter. This segment incurred net adverse prior period development of $10 million and net favorable prior period development of $4 million in the three and nine months ended September 30, 2005, respectively. These movements represented 0.2 percent and 0.1 percent of the net unpaid loss and loss expense reserves at June 30, 2005 and December 31, 2004, respectively. In comparison net favorable prior development in the three and nine months ended September 30, 2004 was $20 million and $45 million, respectively.

The net adverse prior period development of $10 million for the quarter ended September 30, 2005, was the result of several underlying favorable and adverse movements, the most significant of which were:

•	Favorable development of $43 million on property, marine, accident & health, technical and energy lines identified as part of our standard quarterly reserving process and which arose from the better then expected emergence of actual claims relative to expectations.

•	Adverse development of $44 million on professional lines business, primarily driven by exposures in the financial services industry from underwriting years 1999 to 2002. Approximately $17 million of this movement was due to a settlement on a high excess policy made in this quarter. The balance was the result of detailed reviews covering a number of major incidents combined with higher than expected loss development during the current quarter.

•	Adverse development of $16 million on a political risk policy with Argentine exposure from 2002. This movement followed an unfavorable arbitration ruling within the quarter.

The net prior period development for the three months ended September 30, 2004, was the net result of several underlying favorable and adverse movements, primarily related to short-tail property and fire lines, partially offset by adverse development on European marine business.

The policy acquisition cost ratio for Insurance – Overseas General increased in the three and nine months ended September 30, 2005, compared with the same periods in 2004, primarily due to higher commissions as a result of changes in business mix (increase in A&H, which typically incurs higher commission than other business), increased commissions on certain P&C lines at ACE Europe and, for the current quarter, the decrease in net premiums earned.

Insurance – Overseas General’s administrative expenses increased four percent and five percent in the three and nine months ended September 30, 2005, primarily due to the depreciation of the U.S. dollar and increased costs to support business opportunities at ACE Europe and ACE Asia Pacific. These increases in administrative expenses were partially offset by improvements at ACE Global Markets due to a decline in Lloyd’s costs – a result of our reduced capacity through Syndicate 2488 and lower Lloyd’s levies.

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

ACE Tempest Re Europe offers clients reinsurance coverage through three divisions: Lloyd’s Syndicate 2488, ACE Tempest Re Europe (London) and ACE Tempest Re Europe (Dublin). Effective at the end of the third quarter, the Dublin office closed and its staff moved to open a new ACE Tempest Re office in Zurich. These divisions write all lines of traditional and specialty property, casualty, marine, aviation, and medical malpractice.

Property and Casualty Reinsurance

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004 (Restated)	2005	2004 (Restated)
	(in millions of U.S. dollars)
Net premiums written	$380	$301	$1,270	$1,238
Net premiums earned	408	351	1,136	1,030
Losses and loss expenses	637	436	1,048	769
Policy acquisition costs	78	65	228	203
Administrative expenses	16	16	47	50

Underwriting income (loss)	$(323)	$(166)	$(187)	$8

Net investment income	45	32	124	88
Net realized gains	7	2	7	14
Interest expense	1	—	2	—
Other (income) expense	1	—	3	—
Income tax expense (benefit)	(12)	(1)	6	3

Net income (loss)	$(261)	$(131)	$(67)	$107

Loss and loss expense ratio	156.2%	123.9%	92.3%	74.6%
Policy acquisition cost ratio	19.1%	18.6%	20.1%	19.7%
Administrative expense ratio	4.0%	4.6%	4.1%	4.9%

Combined ratio	179.3%	147.1%	116.5%	99.2%

Global Reinsurance’s net premiums written increased 26 percent and three percent in the three and nine months ended September 30, 2005, compared with the same periods in 2004, primarily due to an increase in production and retention ratio, as well as increased inward reinstatement premiums in connection with catastrophe losses. Over the past two quarters we have observed improved market conditions for property and property catastrophe business, particularly in Florida, following extraordinary storm activity and related industry losses late in 2004. Hurricane Katrina had an even greater impact on the industry’s capacity to write new and renewal business, however, it is still too early to assess its effect on rates going-forward. Net premiums written for the nine months ended September 30, 2005, increased only modestly compared with the current quarter’s rate of growth, as the increases in the current quarter were partially offset by weak market conditions for property and property catastrophe business during the first quarter of the year. Additionally, we have experienced a weakening rate environment for casualty business in Europe.

The following two tables provide a line of business and entity/divisional breakdown of Global Reinsurance’s net premiums earned for the periods indicated.

	Three Months Ended September 30				Nine Months Ended September 30
	2005	% of total	2004 (Restated)	% of total	2005	% of total	2004 (Restated)	% of total
	(in millions of U.S. dollars)
Property and all other	$94	23%	$105	30%	$261	23%	$282	27%
Casualty	207	51%	157	45%	627	55%	496	48%
Property catastrophe	107	26%	89	25%	248	22%	252	25%

Net premiums earned	$408	100%	$351	100%	$1,136	100%	$1,030	100%

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004 (Restated)	2005	2004 (Restated)
	(in millions of U.S. dollars)
ACE Tempest Re Europe	$79	$77	$221	$227
ACE Tempest Re USA	223	185	665	545
ACE Tempest Re Bermuda	106	89	250	258

Net premiums earned	$408	$351	$1,136	$1,030

Net premiums earned increased 16 percent and ten percent in the three and nine months ended September 30, 2005, compared with the same periods in 2004. These increases were primarily driven by higher reinstatement premiums in connection with catastrophe losses, strong casualty production written in prior periods and improved property production. Non-catastrophe P&C business has represented a growing portion of Global Reinsurance’s net premiums written over the last three years, and in general, has experienced more favorable market conditions over this time period compared with catastrophe lines.

For the current quarter, ACE Tempest Re Europe reported a three percent increase in net premiums earned as the impact of lower production levels was more than offset by marine and energy reinstatement premiums on the storm losses. For the nine months ended September 30, 2005, ACE Tempest Re Europe reported a decrease in net premiums earned of three percent due to declines in production of casualty business. ACE Tempest Re USA, reported 21 percent and 22 percent increases in net premiums earned in the three and nine months ended September 30, 2005, respectively, compared with the same periods in 2004, primarily due to casualty earnings on policies written in prior periods and new property business written in 2005. ACE Tempest Re Bermuda reported a 19 percent increase in net premiums earned for the three months ended September 30, 2005, due to improved market conditions for property catastrophe business in the current quarter and higher catastrophe loss reinstatement premiums. For the nine months ended September 30, 2005, ACE Tempest Re Bermuda’s net premiums earned declined three percent, primarily due to weak market conditions for property catastrophe business in the first half of 2005.

The loss and loss expense ratio increased in the three and nine months ended September 30, 2005, compared with the same periods in 2004. These increases were primarily related to higher catastrophe losses. The following table shows the impact of catastrophe losses and prior period development on our loss and loss expense ratio for the periods indicated.

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004 (Restated)	2005	2004 (Restated)
Loss and loss expense ratio, as reported	156.2%	123.9%	92.3%	74.6%
Catastrophe losses	(102.5)%	(77.1)%	(37.0)%	(26.3)%
Prior period development	1.2%	6.3%	0.7%	4.7%

Loss and loss expense ratio, adjusted	54.9%	53.1%	56.0%	53.0%

Global Reinsurance recorded $435 million of catastrophe losses in the nine months ended September 30, 2005, of which $432 million was recorded in the current quarter. These catastrophe losses were primarily related to Hurricanes Katrina and Rita. For the nine months ended September 30, 2004, Global Reinsurance recorded $278 million of catastrophe losses, all occurring in the third quarter and primarily related to storm activity. This segment experienced $5 million and $8 million of net favorable prior period development in the three and nine months ended September 30, 2005, respectively. These amounts represented 0.3 percent and 0.5 percent of Global Reinsurance’s net unpaid loss and loss expense reserves at June 30, 2005 and December 31, 2004, respectively. In the three and nine months ended September 30, 2004, we experienced net favorable prior period development of $22 million and $48 million, respectively. The favorable development in the three months ended September 30, 2005, was primarily driven by lower than expected development on property lines of business, most notably on the 2002 and 2003 treaty years. Similarly the favorable movement in the three months ended September 30, 2004 was mainly attributable to property lines. The loss and loss expense ratio was also impacted by the shift in mix of business that has resulted from growth in non-catastrophe P&C business at ACE Tempest Re USA and ACE Tempest Re Europe. Non-catastrophe P&C business typically exhibits higher loss ratios than property catastrophe business (except for periods with high catastrophe losses). Additionally, during the second quarter of 2005, ACE Tempest Re USA wrote more business on a pro-rata basis versus excess-of-loss, the latter of which typically experiences higher losses and loss expense ratios.

Global Reinsurance’s policy acquisition cost ratio increased in the three and nine months ended September 30, 2005, compared with the same periods in 2004, primarily due to changes in business mix, partially offset by increased catastrophe loss reinstatement premiums which do not incur acquisition costs. Administrative expenses have remained stable in the three and nine months ended September 30, 2005, compared with the same periods in 2004. The administrative expense ratio decreased due to the increases in net premiums earned.

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

We assess the performance of our life reinsurance business based on life underwriting income which includes net investment income.

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004 (Restated)	2005	2004 (Restated)
	(in millions of U.S. dollars)
Net premiums written	$57	$59	$172	$165
Net premiums earned	57	60	172	165
Life and annuity benefits	33	48	105	134
Policy acquisition costs	5	6	13	17
Administrative expenses	2	1	5	3
Net investment income	10	8	29	24

Life underwriting income	27	13	78	35
Net realized gains (losses)	5	(37)	16	(47)

Net income (loss)	$32	$(24)	$94	$(12)

Life underwriting income improved in the three and nine months ended September 30, 2005, compared with the same periods in 2004, primarily due to the decrease in life and annuity benefits. For the nine months ended September 30, 2005, life and annuity benefits declined primarily due to the decrease in group long-term disability business (discontinued in 2002), which typically incurs higher benefit ratios than other types of business and also experienced a reserve strengthening in the prior year period. For the three months ended September 30, 2005, the decline was also due to favorable underlying account experience, which reduced the expected value of future benefit payments under variable annuity contracts. Net premiums earned benefited from continued growth in variable annuity business, offset by the continued decrease in production of long-term disability business. Net realized gains in the three and nine months ended September 30, 2005, compared with net realized losses for the same periods in 2004, resulted in net income for the current periods. The net realized gains (losses) for the three and nine months ended September 30, 2005 and 2004, consisted primarily of fair value adjustments on guaranteed minimum income benefits (GMIBs), which occur due to changes in the level and volatility of interest rates and equity markets. In addition, the fair value gain of $13 million on GMIBs in the nine months ended September 30, 2005, includes an increase in the fair value due to changes in the level and volatility of interest rates and equity markets offset by changes in some assumptions used to calculate the fair value of the GMIB liability primarily related to expectations of future policyholder lapse and mortality rates in various economic scenarios. The impact of the changes in assumptions was a $108 million decrease in the fair value of the GMIB liability, recorded during the second quarter of 2005. These changes in assumptions were prompted by emerging experience and are in line with industry standards; such changes may occur periodically.

On September 30, 2005, we entered into a derivative transaction, which has the effect of reducing our net exposure to equity and interest rate market movements. The derivative has an expiration date of September 30, 2015 and an associated premium payment of $31 million. Including the effect of the derivative, we estimate that at September 30, 2005, a 10 percent decline in the S&P 500 index would result in a realized loss from GMIB fair value adjustments of $3 million and that a downward parallel shift of the yield curve of 50 basis points would result in a realized loss from GMIB fair value adjustments of $19 million. Theses estimated fair value adjustments would be recorded as net realized losses in our net income.

Financial Services

The Financial Services segment consists of our financial solutions business and our proportionate share of Assured Guaranty’s earnings, which is 100 percent through April 28, 2004, and approximately 35 percent thereafter. The financial solutions operations provide customized insurance and reinsurance solutions to clients with unique or complex risks which are not adequately addressed in the traditional insurance market. Each financial solutions contract is structured to meet the needs of each client. Some of these customized contracts provide coverage for multiple exposure lines, may include profit-sharing features and often insure events over a multi-year period, including loss sensitive multi-year retrocessional catastrophe contracts. Some of these products do not meet established criteria for insurance or reinsurance accounting under GAAP and are recorded using the deposit method of accounting. Deposit accounting requires that consideration received be recorded in the balance sheet as opposed to gross premiums written in the income statement and any non-refundable fees are recorded in the income statement. Assured Guaranty provides credit enhancement products to the municipal finance, structured finance and mortgage markets.

Certain products (principally credit protection oriented) issued by the Financial Services segment have been determined to meet the definition of a derivative under FAS 133. For more information see the section entitled “Critical Accounting Estimates - Derivatives”, under Item 7 of our Annual Report on Form 10-K/A for the year ended December 31, 2004.

From April 29, 2004, our proportionate share of Assured Guaranty’s earnings is reflected in “Other (income) expense” in our consolidated statement of operations. The equity in net income recorded from Assured Guaranty in the three and nine months ended September 30, 2005, was $30 million and $55 million, respectively. The current quarter included our share of a loss recovery resulting from Assured Guaranty’s settlement of a long-standing litigation matter.

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004 (Restated)	2005	2004 (Restated)
	(in millions of U.S. dollars)
Net premiums written	$212	$68	$388	$289
Net premiums earned	257	111	439	424
Losses and loss expenses	310	116	463	291
Policy acquisition costs	2	2	5	22
Administrative expenses	3	4	14	38

Underwriting income (loss)	$(58)	$(11)	$(43)	$73

Net investment income	35	29	97	118
Net realized gains (losses)	7	(2)	16	(29)
Interest expense	—	2	—	5
Other (income) expense	(30)	(14)	(55)	(10)
Income tax expense	10	1	23	32

Net income	$4	$27	$102	$135

Loss and loss expense ratio	120.7%	104.7%	105.4%	68.6%
Policy acquisition cost ratio	0.9%	2.3%	1.3%	5.3%
Administrative expense ratio	1.4%	2.7%	3.2%	8.8%

Combined ratio	123.0%	109.7%	109.9%	82.7%

Financial Services’ reported significant increases in net premiums written and earned in the three months ended September 30, 2005, compared with the same quarter in 2004, primarily, due to premiums written and earned on multi-year contracts in connection with catastrophe losses. For the three months ended September 30, 2005, net premiums written and earned were bolstered by $131 million and $163 million, respectively, in connection with multi-year contracts consistent with the accounting guidance under EITF Abstract 93-6. This abstract requires that companies writing multi-year contracts recognize an asset to the extent that the ceding company has an obligation to pay cash to the reinsurer that would not have been required absent experience under the contract. To the extent these obligations relate to future underwriting years, recognizing the asset generates premium written and earned. Excluding these premiums written on multi-year contracts, Financial Services reported a decline in production in the three and nine months ended September 30, 2005, which reflects the decrease in underwriting opportunities in some lines of business. Premium volume in the financial solutions business can vary significantly from period to period and therefore premiums written in any one period are not indicative of premiums to be written in future periods.

Financial Services reported underwriting losses in the three and nine months ended September 30, 2005, primarily due to Hurricane Katrina, which contributed $77 million to this segment’s underwriting loss in the current periods. Excluding the impact of Hurricane Katrina, underwriting income improved in the current periods primarily due to a loss recovery in connection with the long-standing litigation matter (in addition to our share of Assured Guaranty’s recovery, discussed above), which added $16 million to this segment’s underwriting income. In connection with products accounted for using the deposit method of accounting, we recorded $5 million of non-refundable fees, in the nine months ended September 30, 2005.

Financial Services incurred net adverse prior period development of $2 million and net favorable prior period development of $5 million in the three and nine months ended September 30, 2005, respectively. These amounts represented 0.1 percent and 0.2 percent of this segment’s net unpaid loss and loss expense reserves at June 30, 2005 and December 31, 2004, respectively. In comparison net favorable prior development in the three and nine months ended September 30, 2004 was $14 million and $21 million respectively. The net adverse development in the three months ended September 30, 2005, was the net result of several underlying modest favorable and adverse movements. The most significant movement was $12 million of adverse development on a loss portfolio transfer due to greater than expected loss development. This program is now reserved at full limits. The favorable movement in the three months ended September 30, 2004, was mainly attributable to a multi-year claims-made insurance policy for which it was determined that certain previously recognized claims would fall below attachment points.

Net Investment Income

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004 (Restated)	2005	2004 (Restated)
	(in millions of U.S. dollars)
Insurance – North American	$139	$123	$412	$337
Insurance – Overseas General	82	51	236	159
Global Reinsurance – P&C	45	32	124	88
Global Reinsurance – Life	10	8	29	24
Financial Services	35	29	97	118
Corporate and Other	9	3	12	5

Net investment income	$320	$246	$910	$731

Net investment income is influenced by a number of factors, including the amounts and timing of inward and outward cash flows, the level of interest rates, and changes in overall asset allocation. Net investment income increased 30 percent and 24 percent in the three and nine months ended September 30, 2005, compared with the same periods in 2004. The increase in net investment income was primarily due to positive operating cash flows, which have resulted in a higher overall average invested asset base. The sale of Assured Guaranty in 2004 reduced the average invested asset base for Financial Services and resulted in a decline in net investment income for that segment of 18 percent in the nine months ended September 30, 2005, compared with the same period in 2004. The investment portfolio’s average yield on fixed maturities was 4.6 percent at September 30, 2005, compared with 4.0 percent at September 30, 2004.

Net Realized Gains (Losses)

Our investment strategy takes a long-term view, and our investment portfolio is actively managed to maximize total return within certain specific guidelines, designed to minimize risk. The bulk of our investment portfolio is available for sale and reported at fair value. During the quarter ended March 31, 2005, we transferred securities that we have the ability and intent to hold to maturity or redemption from the available for sale classification to the held to maturity classification. The transfer was made at the fair value at the date of transfer (refer to the section entitled “Investments” for more information). Our held to maturity investment portfolio is reported at amortized cost.

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

The following table presents our pre-tax net realized gains (losses) for the periods indicated:

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004 (Restated)	2005	2004 (Restated)
	(in millions of U.S. dollars)
Fixed maturities and short-term investments	$11	$20	$32	$67
Equity securities	23	7	58	75
Other investments	1	(10)	5	(21)
Currency	(1)	1	(2)	(2)
Derivatives:
Financial futures, options, and swaps	41	(6)	(2)	23
Fair value adjustment on insurance derivatives	8	(44)	10	(75)

Subtotal derivatives	49	(50)	8	(52)

Total net realized gains (losses)	$83	$(32)	$101	$67

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

FAS 133 requires us to recognize all derivatives as either assets or liabilities on our consolidated balance sheet and measure them at fair value. We record the gains and losses resulting from the fair value measurement of derivatives in net realized gains (losses). We participate in derivative instruments in two principal ways as follows: i) to mitigate our own risk, principally arising from our investment holdings; or ii) to offer protection to others as the seller or writer of the derivative, such as our GMIB reinsurance contracts that are treated as derivatives for accounting purposes and our credit derivatives. We do not consider either type of transaction to be speculative. In the three and nine months ended September 30, 2005, we recorded net realized gains of $49 million and $8 million, respectively, on derivative transactions. This compares with net realized losses of $50 million and $52 million, in the three and nine months ended September 30, 2004, respectively. For a sensitivity discussion of the effect of changes in interest rates and equity indices on the fair value of derivatives and the resulting impact on our net income, refer to Item 7A. of our Annual Report on Form 10-K/A for the year ended December 31, 2004.

With respect to our GMIB reinsurance and credit derivatives, we record a portion of the change in fair value in future policy benefits for life and annuity contracts and unpaid loss and loss expenses, respectively, representing our best estimate of loss pay-outs related to fees or premiums earned, and a portion in net realized gains (losses), representing other changes in fair value. The fair value adjustments related to GMIB reinsurance and credit derivatives included in net realized gains (losses) in the three and nine months ended September 30, 2005, were net realized gains of $8 million and $10 million, respectively. The fair value adjustments related to GMIB reinsurance and credit derivatives included in net realized gains (losses) for the three and nine months ended September 30, 2004 were net realized losses of $44 million and $75 million, respectively. The change in fair values related to GMIB reinsurance was realized gains of $7 million and $13 million in the three and nine months ended September 30, 2005, respectively. This compares with net realized loss of $41 million and a net realized loss of $51 million in the three and nine months ended September 30, 2004, respectively, related to GMIB reinsurance. The gain or loss created by the estimated fair value adjustment will rise or fall each period based on estimated market pricing and may not be an indication of ultimate claims. Fair value is defined as the amount at which an asset or liability could be bought or sold in a current transaction between willing parties. We generally plan to hold derivative financial instruments to maturity. Where we hold derivative financial instruments to maturity, these fair value adjustments would generally be expected to reverse resulting in no gain or loss over the entire term of the contract. However, in the event that we terminate a derivative contract prior to maturity, as a result of a decision to exit a line of business or for risk management purposes, the difference between the final settlement of cash inflows and outflows and financial statement accruals for premiums and losses will be reflected as premiums earned and losses incurred, respectively. Additionally, at termination, any unrealized gain or loss, previously classified as a realized gain or loss, will be reversed and classified as a realized loss or gain, respectively. The changes in the fair value of GMIBs are determined using internal valuation models. Such valuations require considerable judgment and are subject to significant uncertainty. The valuation of these products is subject to fluctuations arising from, among other factors, changes in interest rates, changes in the equity markets, and changes in the allocation of the investments underlying annuitant’s account value. These models and the related assumptions are continually reviewed by management and enhanced, as appropriate, based upon improvements in modeling techniques and availability of more timely information, such as market conditions and demographics of in-force annuities.

The net realized gain of $41 million and net realized loss of $2 million on financial futures, options, and swaps in the three and nine months ended September 30, 2005, were primarily driven by gains (losses) on derivative transactions structured to manage our investment portfolio’s credit and interest rate risks. For the three and nine months ended September 30, 2004, we experienced a net realized loss of $6 million and a net realized gain of $23 million, respectively, related to financial futures, options, spread lock swaps and interest rate swaps. We use foreign currency forward contracts to minimize the effect of fluctuating foreign currencies on certain non-U.S. dollar holdings in our portfolio that are not specifically matching foreign currency liabilities. These contracts are not designated as specific hedges and we record all realized and unrealized gains and losses on these contracts as net realized gains (losses) in the period in which the currency values change.

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

Our net realized gains in the three and nine months ended September 30, 2005, included write-downs of $10 million and $36 million, respectively, as a result of conditions which caused us to conclude that the decline in fair value was “other than temporary”. This compares with write-downs of $24 million and $30 million for the three and nine months ended September 30, 2004, respectively. A breakdown of write-downs by security type is included in Note 3 of the Consolidated Financial Statements.

Other Income and Expense Items

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004 (Restated)	2005	2004 (Restated)
	(in millions of U.S. dollars)
Equity in net income of partially-owned companies	$(30)	$(14)	$(55)	$(30)
Minority interest expense (benefit)	4	(2)	17	10
Other	1	—	2	9
Goodwill impairment	—	2	—	13

Other (income) expense	$(25)	$(14)	$(36)	$2

Other income for the three and nine months ended September 30, 2005, and 2004, primarily comprises our equity in net income of Assured Guaranty (included in equity in net income of partially-owned companies), and minority interest expense (benefit) due to profitability (losses) associated with our consolidated joint ventures. The nine months ended September 30, 2004, included $8 million in compensation expense in connection with the settlement of ACE stock awards held by employees of Assured Guaranty. Additionally, during the nine months ended September 30, 2004, we recognized $13 million of goodwill impairments, following a review of our goodwill balance during the first quarter of 2004. For the nine months ended September 30, 2005, we reported a net increase in our goodwill balance of $3 million, primarily due to our purchase of the remaining interest of a previously partially-owned subsidiary.

Investments

Our principal investment objective is to ensure that funds are available to meet our insurance and reinsurance obligations. Within this broad liquidity constraint, the purpose of our investment portfolio’s structure is to maximize total return subject to specifically approved guidelines of overall asset classes, credit quality, liquidity and volatility of expected returns. Our investment portfolio is invested primarily in fixed income securities with an average credit quality of AA, as rated by the independent investment rating service S&P. The portfolio is externally managed by independent, professional investment managers. The average duration of our fixed income securities, including the effect of options and swaps, declined to 3.2 years at September 30, 2005, compared with 3.4 years at December 31, 2004. We estimate that a 100 basis point increase in interest rates would reduce our book value by approximately $860 million. Our “other investments” principally comprise direct investments, investments in investment funds and investments in limited partnerships.

Given the significant growth in our investment portfolio over the last several years, as well as our continued efforts to manage the diversification of the portfolio on an enterprise-wide basis, we have implemented a strategy to hold to maturity certain fixed maturity securities that are considered essential holdings in a diversified portfolio of our size. Because we have the intent to hold such securities to maturity, they have been reclassified from available for sale to held to maturity in our consolidated balance sheet. A transfer of such securities with a carrying value (fair value) of $3.2 billion was made during the quarter ended March 31, 2005. The unrealized appreciation (depreciation) at the date of the transfer continues to be reported in a separate component of stockholders’ equity and is being amortized over the remaining life of the security as an adjustment of yield in a manner consistent with the amortization of any premium or discount. The unrealized appreciation on the date of transfer was $16 million. In connection with this strategy, we use derivatives designed to reduce the negative impact of increases in interest rates on our fixed maturity portfolio.

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

The following table shows the fair value and cost/amortized cost of our invested assets at September 30, 2005 and December 31, 2004.

	September 30, 2005		December 31, 2004
	Fair Value	Cost/ Amortized Cost	Fair Value	Cost/ Amortized Cost
	(in millions of U.S. dollars)
Fixed maturities available for sale	$22,551	$22,434	$22,891	$22,422
Fixed maturities held to maturity	3,126	3,125	—	—
Short-term investments	2,212	2,212	2,163	2,163

	27,889	27,771	25,054	24,585
Equity securities	1,436	1,210	1,265	1,061
Other investments	651	575	606	551

Total investments	$29,976	$29,556	$26,925	$26,197

We also gain exposure to equity markets through the use of derivative instruments. The combined equity exposure through both our equity portfolio and derivative instruments was valued at $1.4 billion at September 30, 2005, and December 31, 2004. The fair value of our total investments increased $3.1 billion during the nine months ended September 30, 2005, primarily due to positive cash flows from operations, partially offset by unrealized depreciation of $287 million, mainly on fixed maturities, due to an overall increase in U.S. interest rates during the period.

The following tables show the market value of our fixed maturities and short-term investments at September 30, 2005 and December 31, 2004. The first table lists investments according to type and the second according to S&P credit rating.

	September 30, 2005		December 31, 2004
	Market Value	Percentage of Total	Market Value	Percentage of Total
	(in millions of U.S. dollars)		(in millions of U.S. dollars)
Treasury	$2,274	8%	$1,551	7%
Agency	1,492	5%	1,547	7%
Corporate	7,718	28%	7,614	30%
Mortgage-backed securities	6,780	24%	5,034	20%
Asset-backed securities	1,420	5%	1,225	5%
Municipal	565	2%	566	2%
Non-US	5,428	20%	5,376	21%
Cash and cash equivalents	2,212	8%	2,141	8%

Total	$27,889	100%	$25,054	100%

	September 30, 2005		December 31, 2004
	Market Value	Percentage of Total	Market Value	Percentage of Total
	(in millions of U.S. dollars)		(in millions of U.S. dollars)
AAA	$16,994	61%	$13,890	55%
AA	2,369	8%	2,634	11%
A	4,325	16%	4,397	18%
BBB	2,054	7%	2,275	9%
BB	1,013	4%	774	3%
B	1,093	4%	1,041	4%
Other	41	—	43	—

Total	$27,889	100%	$25,054	100%

In accordance with our investment process, we invest in below-investment grade securities through dedicated investment portfolios managed by external investments managers that have investment professionals specifically dedicated to this asset class. At September 30, 2005, our fixed income investment portfolio included below-investment grade and non-rated securities which, in total, comprised approximately eight percent of our fixed income portfolio. We define a security as being below-investment grade if it has an S&P credit rating of BB or less. Our below investment-grade and non-rated portfolio includes approximately 800 issues, with the top 15 holdings making up approximately 11 percent of the $2.2 billion balance at September 30, 2005. The highest single exposure in this portfolio of securities is $30 million. Below-investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss from default by the borrower is greater with below-investment grade securities. Below-investment grade securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, issuers of below-investment grade securities usually have higher levels of debt and are more sensitive to adverse economic conditions such as recession or increasing interest rates, than are investment grade issuers. We reduce the overall risk in the below-investment grade portfolio, as in all investments, through careful credit analysis, strict investment policy guidelines, and diversification by issuer and/or guarantor as well as by industry.

Unpaid Losses and Loss Expenses

We establish reserves for the estimated unpaid ultimate liability for losses and loss expenses under the terms of our policies and agreements. These reserves take into account estimates both for claims that have been reported and for IBNR, and include estimates of expenses associated with processing and settling claims. The table below presents a roll forward of our unpaid losses and loss expenses for the nine months ended September 30, 2005.

	Gross Losses	Reinsurance Recoverable	Net Losses
	(in millions of U.S. dollars)
Balance at December 31, 2004	$31,483	$13,966	$17,517
Losses and loss expenses incurred	10,366	3,927	6,439
Losses and loss expenses paid	(6,259)	(2,407)	(3,852)
Other (including foreign exchange revaluation)	(916)	(721)	(195)

Balance at September 30, 2005	$34,674	$14,765	$19,909

The process of establishing reserves for claims can be complex and is subject to considerable variability as it requires the use of informed estimates and judgments. Our estimates and judgments may be revised as additional experience and other data become available and are reviewed; as new or improved methodologies are developed; or as current laws change. Catastrophe losses incurred during the current quarter significantly impacted our total reserves – the three months ended September 30, 2005, included gross and net catastrophe losses of $2.4 billion and $996 million, respectively. The following table shows our total reserves segregated between case reserves and IBNR reserves.

	September 30, 2005			December 31, 2004
	Gross	Ceded	Net	Gross	Ceded	Net
	(in millions of U.S. dollars)
Case reserves	$14,209	$5,751	$8,458	$14,797	$6,003	$8,794
IBNR	20,465	9,014	11,451	16,686	7,963	8,723

Total	$34,674	$14,765	$19,909	$31,483	$13,966	$17,517

We continually evaluate our reserve estimates taking into account new information and discussion and negotiation with our insureds. We estimate the ultimate loss amounts by projecting losses as of the valuation date using loss development patterns derived from historical data. In addition, a tail factor is applied to the projected loss amount to reflect further potential development beyond the period of historical record. While we believe our reserve for unpaid losses and loss expenses at September 30, 2005 is adequate, new information or trends, such as judicial action broadening the scope of coverage or expanding liability, may lead to future developments in ultimate losses and loss expenses significantly greater or less than the reserve provided, which could have a material adverse effect on future operating results. We believe, however, that our total recorded loss reserves at September 30, 2005, are unlikely to vary by more than ten percent of the recorded amounts, either positively or negatively, based on actual claims emergence over the last several years, excluding A&E development. Historically, including A&E reserve charges, our reserves have developed in excess of ten percent of recorded amounts.

Particularly significant variables for which a change in assumption could have a material effect on unpaid losses and loss expenses include, but are not limited to, the following:

Insurance - North American

Given the long reporting and paid development pattern, the tail factors used to project actual current losses to ultimate losses for claims covered by our middle market workers’ compensation policies require considerable judgment that could be material to consolidated losses and loss expense reserves. Specifically, a one percent change in the tail factor could cause approximately a $50 million change, either positively or negatively, for the selected net loss and loss expense ultimate for that segment. We believe that our selected tail factors represent the most likely loss development based on historical loss payment patterns of this and other comparable long-tail lines of business as well as the current legal and economic environment. The actual tail factor could vary by several percentage points from the tail factor selected. Because tail factors are stated in terms of decimals (e.g., 1.125) and often, the actuary’s choice regarding reasonably supportable tail factors range within percentages of each other, the realistic change in tail factors can be expressed in percentage points.

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

Insurance – Overseas General

Certain international long tail lines, such as casualty and professional lines, are particularly susceptible to changes in loss trend and claim inflation. Heightened perceptions of tort and settlement awards around the world are increasing the demand for these products as well as contributing to the uncertainty of the reserving estimates. Our reserving methods rely heavily on loss development patterns estimated from historical data and while we attempt to adjust such factors for known changes in the current tort environment, it is possible that such factors may not entirely reflect all recent trends in tort environments. For example, a six month delay of our selected loss development patterns could increase reserve estimates on long tail casualty and professional lines by approximately $195 million.

Global Reinsurance

Typically there is inherent uncertainty around the length of paid and reporting development patterns, especially for certain casualty lines such as excess workers’ compensation or general liability, which may take up to 30 years to fully develop. This uncertainty is accentuated by the need to supplement client development patterns with industry development patterns as justified by the credibility of the data. The underlying source and selection of the final development pattern can thus have a significant impact on the selected net loss and loss expense ultimate. For example, a ten percent slowing or quickening of the development pattern for US long-tail lines could cause the ultimate loss derived by the reported Bornhuetter-Ferguson method for these lines to change by as much as four percent, or $42 million.

Assumed Reinsurance

At September 30, 2005, net unpaid losses and loss expenses for the Global Reinsurance segment aggregated to $2.18 billion, consisting of $445 million of case reserves and $1.74 billion of IBNR. For the current quarter, increases in Global Reinsurance’s net unpaid losses and loss expenses were partially offset by claim payments made in connection with third quarter 2004 storms.

On occasion, there will be differences between our carried loss reserves and unearned premium reserves and the amount of loss reserves and unearned premium reserves reported by the ceding companies. This is due to the fact that we only receive consistent and timely information from ceding companies with respect to case reserves. For IBNR, we use historical experience and other statistical information, depending on the type of business, to estimate the ultimate loss (see Unpaid Losses and Loss Expenses for more information). We estimate our unearned premium reserve by applying estimated earning patterns to net premiums written for each treaty based upon that treaty’s coverage basis (i.e. risks attaching or losses occurring). At September 30, 2005, the case reserves reported to us by our ceding companies were $429 million, compared with the $445 million we recorded. We do, on occasion, post additional case reserves in addition to the amounts reported by our cedants when our evaluation of the ultimate value of a reported claim is different than the evaluation of that claim by our cedant.

Asbestos and Environmental Liabilities

Included in our liabilities for losses and loss expenses are amounts for asbestos and environmental claims and loss adjustment expenses (A&E). These A&E liabilities principally relate to claims arising from bodily-injury claims related to asbestos products and remediation costs associated with hazardous waste sites. The estimation of these liabilities is particularly sensitive to changes in the legal, social and economic environment. We have not assumed any such changes in setting the value of our A&E reserves, which include provision for both reported and IBNR claims.

Our exposure to A&E claims principally arises out of liabilities acquired when we purchased Westchester Specialty in 1998 and the P&C business of CIGNA in 1999, with the larger exposure contained within the liabilities acquired in the CIGNA transaction. In 1996, prior to our acquisition of the P&C business of CIGNA, the Pennsylvania Insurance Commissioner approved a plan to restructure INA Financial Corporation and its subsidiaries (the Restructuring) which included the division of Insurance Company of North America (INA) into two separate corporations: (1) an active insurance company that retained the INA name and continued to write P&C business and (2) an inactive run-off company, now called Century Indemnity Company (Century). As a result of the division, the A&E liabilities of INA were allocated to Century and extinguished, as a matter of Pennsylvania law, as liabilities of INA. As part of the Restructuring, the A&E liabilities of various U.S. affiliates of INA were reinsured to Century, and Century and certain other run-off companies housing A&E liabilities were contributed to Brandywine Holdings Corporation (Brandywine Holdings). As part of the 1999 acquisition of the P&C business of CIGNA, we acquired Brandywine Holdings and its various subsidiaries.

Incurred losses and loss expenses associated with A&E exposures have been very modest in the nine months ended September 30, 2005 largely because an internal, ground-up review of our consolidated A&E liabilities conducted during the second half of 2004 identified recent trends resulting in revised indications at that time. During this same period, a team of external actuaries performed an evaluation as to the adequacy of the reserves of Century and its two U.S. insurance subsidiaries, ACE American Reinsurance Company (ACE American Re) and Century Reinsurance Company (Century Re), both Pennsylvania insurers. The external review was conducted in accordance with the Brandywine Restructuring Order, which requires that an external actuarial review of Century’s reserves be completed every two years. The studies were completed early in 2005 and adjustments were recorded as of December 31, 2004. Activity in the period since completing the studies has not indicated a need to further adjust ultimate A&E reserves. Our A&E reserves are not discounted and do not reflect any anticipated changes in the legal, social or economic environment, or any benefit from future legislative reforms.

Reinsurance and Other Considerations relating to ACE’s Ultimate A&E and other Run-off Exposures

Westchester Specialty

As part of the acquisition of Westchester Specialty, National Indemnity Company (NICO) provided a 75 percent pro-rata share of $1 billion of reinsurance protection excess of the then carried loss and loss adjustment expense reserves. At September 30, 2005, the remaining unused limit under this NICO Westchester Specialty cover was $499 million.

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

The U.S.-based ACE INA companies assumed two contractual obligations in respect of the Brandywine operations in connection with the Restructuring: a dividend retention fund obligation and a surplus maintenance obligation in the form of an aggregate excess of loss reinsurance agreement. In accordance with the Brandywine restructuring order, INA Financial Corporation established and funded a dividend retention fund (the “Dividend Retention Fund”) consisting of $50 million plus investment earnings. The full balance of the Dividend Retention Fund was contributed to Century as of December 31, 2002. To the extent future dividends are paid by INA Holdings Corporation to its parent, INA Financial Corporation, and to the extent INA Financial Corporation then pays such dividends to INA Corporation, a portion of those dividends must be withheld to replenish the principal of the Dividend Retention Fund to $50 million within five years. In the nine months ended September 30, 2005, and in 2004 and 2003, no such dividends were paid, and therefore no replenishment of the Dividend Retention Fund occurred. The obligation to maintain and to replenish the Dividend Retention Fund as necessary and to the extent dividends are paid is ongoing until ACE INA receives prior written approval from the Pennsylvania Insurance Commissioner to terminate the fund.

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

Effective December 31, 2004, ACE INA Holdings contributed $100 million to Century in exchange for a surplus note. After giving effect to the contribution and issuance of the surplus note, the statutory surplus of Century at June 30, 2005 was $25 million and approximately $451 million in statutory-basis losses were ceded to the Aggregate Excess of Loss Agreement. Century reports the amount ceded under the Aggregate Excess of Loss Agreement in accordance with statutory accounting principles, which differ from GAAP by, among other things, allowing Century to discount its asbestos and environmental reserves. For GAAP reporting purposes, intercompany reinsurance recoverables related to the Aggregate Excess of Loss Agreement are eliminated in consolidation. To estimate ACE’s remaining claim exposure under the Aggregate Excess of Loss Agreement under GAAP, we adjust the statutory cession to exclude the discount embedded in statutory loss reserves. At June 30, 2005, approximately $764 million in GAAP basis losses were ceded under the Aggregate Excess of Loss Agreement, leaving a remaining limit of coverage under that agreement of approximately $36 million. While we believe ACE has no legal obligation to fund losses above the Aggregate Excess of Loss Agreement limit of coverage, ACE’s consolidated results would nevertheless continue to report any losses above the limit of coverage for so long as those Brandywine companies remain consolidated subsidiaries of ACE.

Uncertainties Relating to ACE’s Ultimate Brandywine Exposure

In addition to the Dividend Retention Fund and Aggregate Excess of Loss Agreement commitments described above, certain ACE entities are primarily liable for asbestos, environmental and other exposures that they have reinsured to Century. Accordingly, if Century were to become insolvent and ACE were to lose control of Century, some or all of the recoverables due to these ACE companies from Century could become uncollectible, yet those ACE entities would continue to be responsible to pay claims to their insureds or reinsureds. Under such circumstances, ACE would recognize a loss in its consolidated statement of operations. As of September 30, 2005, the aggregate reinsurance balances ceded by the active ACE companies to Century were approximately $1.6 billion. At September 30, 2005, Century’s carried gross reserves (including reserves ceded by the active ACE companies to Century) were $5.1 billion. We believe the intercompany reinsurance recoverables, which relate to liabilities payable over many years (i.e., 25 years or more), are not impaired at this time. A substantial portion of the liabilities ceded to Century by its affiliates have in turn been ceded by Century to NICO and, as of September 30, 2005, approximately $1.9 billion of cover remains on a paid basis. As a result, any economic exposure there may be to adverse developments in the future is substantially less than the nominal value of the reinsurance recoverables. The impact of the transaction described below would reduce the balance due from Century to active ACE Companies by $ 90 million. Should Century’s loss reserves experience adverse development in the future and should Century be placed into rehabilitation or liquidation, the reinsurance recoverables due to Century’s affiliates would be payable only after the payment in full of certain expense and liabilities, including administrative expenses and direct policy liabilities. Thus, the intercompany reinsurance recoverables would be at risk to the extent of the shortage of assets remaining to pay these recoverables. As of June 30, 2005, reserves ceded by Century to the active ACE companies and other amounts owed to Century by the ACE active companies were approximately $775 million in the aggregate.

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

Legislative Initiatives

On May 26, 2005, the Senate Judiciary Committee passed out of committee legislation to move all U.S. asbestos bodily-injury claims to a federal trust for compensation in accordance with an established set of medical criteria and claim values. The trust would be funded by asbestos defendants and their insurers. As currently proposed, ACE would be one of the insurer participants. Senate floor consideration is expected sometime in the fall or early next year, however, we cannot predict if any such proposed legislation will be modified or adopted.

Reinsurance

One of the ways we manage our loss exposure is through the use of reinsurance. While reinsurance agreements are designed to limit our losses from large exposures and permit recovery of a portion of direct unpaid losses, reinsurance does not relieve us of our liability to our insureds. Accordingly, the losses and loss expense reserves on our balance sheet represent our total unpaid gross losses. The reinsurance recoverable represents anticipated recoveries of a portion of those gross unpaid losses as well as amounts recoverable from reinsurers with respect to claims paid. The table below presents our net reinsurance recoverable at September 30, 2005 and December 31, 2004.

	September 30 2005	December 31 2004
	(in millions of U.S. dollars)
Reinsurance recoverable on paid losses and loss expenses	$1,174	$1,210
Bad debt reserve on paid losses and loss expenses	(290)	(309)
Reinsurance recoverable on future policy benefits	13	15
Reinsurance recoverable on unpaid losses and loss expenses	15,254	14,585
Bad debt reserve on unpaid losses and loss expenses	(489)	(619)

Net reinsurance recoverable	$15,662	$14,882

Our reinsurance recoverable on unpaid losses and loss expenses increased during the nine months ended September 30, 2005, primarily due to catastrophe losses in the current quarter which added approximately $1.3 billion to the balance. This impact was partially offset by the novation of approximately $600 million of reinsurance recoverable on unpaid losses and loss expenses as intended under our 1999 agreement in connection with the purchase of CIGNA’s P&C businesses. During the current quarter we wrote-off approximately $130 million of reinsurance recoverable on unpaid losses and loss expenses (and associated bad debt reserves of the same amount) which we believe to be uncollectible. This action had no impact on our net income.

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

As an insurance company, one of our principal responsibilities to our clients is to ensure that we have ready access to funds to settle large unforeseen claims. Given anticipated growth in premiums and a lengthening of the average duration of our claim liabilities due to a higher proportionate growth in long-tail relative to short-tail business, we expect that positive cash flow from operations (underwriting activities and investment income) will be sufficient to cover cash outflows under most loss scenarios through 2006. To further ensure the sufficiency of funds to settle unforeseen claims, we hold a certain amount of invested assets in cash and short-term investments and maintain available credit facilities (see section entitled, “Credit Facilities”, below). In addition, for certain insurance, reinsurance, or deposit contracts that tend to have relatively large and reasonably predictable cash outflows, such as loss portfolio contracts, we attempt to establish dedicated portfolios of assets that are duration-matched with the related liabilities. With respect to the duration of our overall investment portfolio, we manage asset durations to both maximize return given current market conditions and provide sufficient liquidity to cover future loss payments. In a low rate environment, the overall duration of our fixed maturity investments tends to be shorter and in a high rate environment, such durations tend to be longer.

Despite our safeguards, if paid losses accelerated beyond our ability to fund such paid losses from current operating cash flows, we might need to either liquidate a portion of our investment portfolio or arrange for financing. Potential events causing such a liquidity strain could be several significant catastrophes occurring in a relatively short period of time or large scale uncollectible reinsurance recoverables on paid losses (as a result of coverage disputes, reinsurers’ credit problems or decreases in the value of collateral supporting reinsurance recoverables). Additional strain on liquidity could occur if the investments sold to fund loss payments were sold at depressed prices. Because each subsidiary focuses on a more limited number of specific product lines than is collectively available from the ACE group of companies, the mix of business tends to be less diverse at the subsidiary level. As a result, the probability of a liquidity strain, as described above, may be greater for individual subsidiaries than when liquidity is assessed on a consolidated basis. If such a liquidity strain were to occur in a subsidiary, we could liquidate a portion of the portfolio as well as be required to contribute capital to the particular subsidiary and/or curtail dividends from the subsidiary to support holding company operations.

The payments of dividends or other statutorily permissible distributions from our operating companies are subject to the laws and regulations applicable to each jurisdiction, as well as the need to maintain capital levels adequate to support the insurance and reinsurance operations, including financial strength ratings issued by independent rating agencies, which are discussed below. During the nine months ended September 30, 2005, we were able to meet all of our obligations, including the payment of dividends declared on our Ordinary Shares and Preferred Shares, with our net cash flow and dividends received. Should the need arise, we generally have access to the capital markets and other available credit facilities.

We assess which subsidiaries to draw dividends from based on a number of factors. Considerations such as regulatory and legal restrictions as well as the subsidiary’s financial condition are paramount to the dividend decision. The legal restrictions on the payment of dividends from retained earnings by our Bermuda subsidiaries are currently satisfied by the share capital and additional paid-in capital of each of the Bermuda subsidiaries. During the nine months ended September 30, 2005, ACE Bermuda and ACE Tempest Life Reinsurance Ltd declared and paid dividends of $548 million and $32 million, respectively. During the nine months ended September 30, 2004, ACE Bermuda and ACE Tempest Life Reinsurance Ltd declared and paid dividends of $227 million and $225 million, respectively. We expect that a majority of our cash inflows for the remainder of 2005 will be from our Bermuda subsidiaries.

The payment of any dividends from ACE Global Markets or its subsidiaries is subject to applicable U.K. insurance laws and regulations. In addition, the release of funds by Syndicate 2488 to subsidiaries of ACE Global Markets is subject to regulations promulgated by the Society of Lloyd’s. ACE INA’s U.S. insurance subsidiaries may pay dividends, without prior regulatory approval, subject to restrictions set out in state law of the subsidiary’s domicile (or, if applicable, “commercial domicile”). Typically, restrictions state that dividends may only be paid from earned surplus (unassigned funds) and are subject to (i) certain limitations based upon the policyholder surplus and/or net income or investment income of the insurer (specific threshold set by state law of insurer’s domicile); (ii) total dividends paid during a twelve month period, and (iii) the maintenance of minimum capital requirements. ACE INA’s international subsidiaries are also subject to insurance laws and regulations particular to the countries in which the subsidiaries operate. These laws and regulations sometimes include restrictions that limit the amount of dividends payable without prior approval of regulatory insurance authorities.

ACE Limited did not receive any dividends from ACE Global Markets or ACE INA during the nine months ended September 30, 2005 and 2004. ACE INA issued debt to provide partial financing for the ACE INA acquisition and for other operating needs. This debt is serviced by statutorily permissible distributions by ACE INA’s insurance subsidiaries to ACE INA as well as other group resources.

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

Sources of liquidity include cash from operations, financing arrangements or routine sales of investments.

•	Our consolidated net cash flows from operating activities were $3.5 billion for the nine months ended September 30, 2005, compared with $4.1 billion for the same period in 2004. These amounts reflect net income for each period, adjusted for non-cash items and changes in working capital. Net income decreased $83 million for the nine months ended September 30, 2005, compared with the same period in 2004. The nine months ended September 30, 2005, were significantly impacted by the current quarter’s catastrophe losses, which increased unpaid loss and loss expenses by approximately $2.6 billion, partially offset by approximately $1.3 billion of additions to the reinsurance recoverable balance. Our net losses and loss expenses paid increased to $3.9 billion in the nine months ended September 30, 2005, compared with $3.4 billion for the same period in 2004. Additionally, the nine months ended September 30, 2004, were bolstered by the net impact of commutations. Non-cash items for the nine months ended September 30, 2005, reflect the impact of the novation of approximately $600 million of gross and ceded reserves, which had no impact on our net cash flows from operating activities.

•	Our consolidated net cash flows used for investing activities were $3.4 billion for the nine months ended September 30, 2005 compared with $3.9 billion in the same period in 2004. For the indicated periods, net cash flows used for investing activities were related principally to purchases of fixed maturities and equity securities. Net purchases of fixed maturities and equity securities were $3.5 billion in the nine months ended September 30, 2005, compared with $4.7 billion in the same period in 2004. Net cash flows used for investing activities for the nine months ended September 30, 2004, also included $953 million from the sale of Assured Guaranty (net of cash sold of $82 million).

•	Our consolidated net cash flows used for financing activities were $118 million in the nine months ended September 30, 2005, compared with consolidated net cash flows used for financing activities of $94 million in the same period in 2004. For the indicated periods, net cash flows usage for financing activities were primarily related to dividends paid, partially offset by proceeds from exercise of options.

Although our ongoing operations continue to generate positive cash flows, our cash flows are currently impacted by a large book of loss reserves from businesses in run-off. The run-off operations generated negative operating cash flows of $72 million in the nine months ended September 30, 2005, compared with $45 million in the same period in 2004.

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

Capital Resources

Capital resources consist of funds deployed or available to be deployed to support our business operations. The following table summarizes the components of our capital resources at September 30, 2005 and December 31, 2004.

	September 30 2005	December 31 2004
	(in millions of U.S. dollars)
Short-term debt	$446	$146
Long-term debt	1,564	1,849

Total debt	2,010	1,995

Trust preferred securities	412	412
Preferred shares	557	557
Ordinary shareholders’ equity	9,672	9,288

Total shareholders’ equity	10,229	9,845

Total capitalization	$12,651	$12,252

Ratio of debt to total capitalization	15.9%	16.3%
Ratio of debt plus trust preferreds to total capitalization	19.1%	19.6%

The current period’s long-term debt balance includes a reclassified loan of $5 million from the City of Philadelphia under the Urban Development Action Grant (UDAG) and a new loan of $10 million from the Pennsylvania Industrial Development Authority (PIDA). Both of these loans support real-estate used in the day to day operations of subsidiaries. Additionally, the ACE INA-issued $300 million, 8.3 percent notes due August 15, 2006, were reclassified from long-term debt to short-term debt.

We believe our financial strength provides us with the flexibility and capacity to obtain funds externally through debt or equity financing on both a short-term and long-term basis. Our ability to access the capital markets is dependent on, among other things, market conditions and our perceived financial strength. We have accessed both the debt and equity markets from time to time. On October 4, 2005, we completed a public offering of 32.91 million Ordinary Shares (which included the over-allotment option of 4.29 million Ordinary Shares) at a price per share of $45.58, for total gross proceeds of approximately $1.5 billion. We expect to use the net proceeds of the offering for growth opportunities in the global insurance and reinsurance markets.

Our diluted book value per Ordinary Share increased to $33.62 at September 30, 2005, compared with $32.51 at December 31, 2004. In calculating our diluted book value per Ordinary Share, we include in the denominator, in-the-money options. The expected proceeds from the in-the-money options are included in the numerator. Shareholders’ equity increased $384 million in the nine months ended September 30, 2005, primarily due to net income of $792 million, partially offset by unrealized deprecation on our investment portfolio of $233 million net of income tax and dividends declared of $226 million.

On January 14, 2005, and April 14, 2005, we paid dividends of 21 cents per ordinary share to shareholders of record on December 31, 2004 and March 31, 2005, respectively. On July 14, 2005, and October 14, 2005, we paid dividends of 23 cents per ordinary share to shareholders of record on June 30, 2005, and September 30, 2005, respectively. We have paid dividends each quarter since we became a public company in 1993. However, the declaration, payment and value of future dividends on ordinary shares is at the discretion of our Board of Directors and will be dependent upon our profits, financial requirements and other factors, including legal restrictions on the payment of dividends and such other factors as our Board of Directors deems relevant. Dividends on the preferred shares are payable quarterly, when and if declared by our Boards of Directors, in arrears on March 1, June 1, September 1 and December 1 of each year. On March 1, 2005, June 1, 2005, and September 1, 2005, we paid a dividend of $4.875 per preferred share to shareholders of record on February 28, 2005, May 31, 2005, and August 31, 2005, respectively.

As part of our capital management program, in November 2001, our Board of Directors authorized the repurchase of any ACE issued debt or capital securities including Ordinary Shares, up to $250 million. At September 30, 2005, this authorization had not been utilized. During 2004, we filed a shelf registration statement with the SEC relating to the issuance of up to $1.5 billion of certain types of debt and equity securities. This registration became effective during the first quarter of 2005, and was exhausted upon completion of our approximately $1.5 billion public offering in October 2005. We generally maintain shelf capacity at all times, in order to allow capital market access for refinancing as well as for unforeseen capital needs. Consistent with this policy, we intend to file a new shelf registration statement with the SEC during the fourth quarter of 2005.

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

The following table shows our credit facilities by credit line, usage, expiry date and purpose at September 30, 2005.

	Credit Line[1]	Usage	Expiry Date
	(in millions of U.S. dollars)
Unsecured Liquidity Facilities
ACE Limited[2]	$600	$64	April 2007
Secured Operational LOC Facilities
ACE Limited	500	292	July 2010
Other[3]	69	69	Various
Unsecured Operational LOC Facilities
ACE Limited	1,000	613	July 2010
Unsecured Capital Facilities
ACE Limited[4]	501	501	Dec. 2009

Total	$2,670	$1,539

(1)	Certain facilities are guaranteed by operating subsidiaries and/or ACE Limited.

(2)	Commercial paper back-up facility, may also be used for LOCs.

(3)	These facilities are issued in the name of ACE European Group Limited, Lloyd’s Syndicate 2488 and Century Indemnity Reinsurance Company.

(4)	Supports ACE Global Markets underwriting capacity for Lloyd’s Syndicate 2488-2005 capacity of £400 million (approximately $710 million).

With the exception of the LOC facilities noted under “Other”, the facilities noted above require that we maintain certain covenants, all of which have been met at September 30, 2005. These covenants include:

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

At September 30, 2005, (a) the minimum consolidated net worth requirement under the covenant described in (i) above was $6.7 billion and our actual consolidated net worth as calculated under that covenant was $9.8 billion; and (b) our ratio of debt to total capitalization was 0.16 to 1.

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

In January 2005, May 2005 and August 2005, the United States Treasury issued its guidance on selected provisions of the Act and on July 21, 2005, the Tax Technical Corrections Act of 2005 was introduced (H.R. 3376 and S. 1447). Guidance issued to date provides clarification on several technical issues, with the remaining issues addressed in the proposed Technical Corrections Act.

During the three months ended September 30, 2005, we did not repatriate any additional foreign earnings. During the nine months ended September 30, 2005, we repatriated foreign earnings of approximately $367 million subject to Domestic Reinvestment Plans that would qualify under the Act based on the guidance issued to date. Of the $367 million repatriated foreign earnings to date, approximately $250 million will qualify for preferential tax treatment. For the nine months ended September 30, 2005, the tax benefit associated with these repatriations was $27 million and was a result of the reduction of the net deferred tax liability associated with these repatriated earnings, based on guidance issued to date.

Additional earnings repatriations up to the limitation under the Act of $500 million may be completed through the remainder of 2005. Based on guidance issued to date, we are evaluating potential additional repatriations and are not in a position to complete the evaluation or determine the total associated tax impact as a result of the Act. However, based on our analysis to date, it is possible that we may ultimately repatriate up to an additional $250 million, up to the limitation of qualifying dividends, with an associated tax benefit of up to $47 million. We expect to finalize our assessment during the fourth quarter of 2005.

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

During the quarter ended September 30, 2005, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Information on the Company’s legal proceedings is set forth in Note 7 c) of the Consolidated Financial Statements included under Part I, Item 1.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

This table provides information with respect to purchases by the Company of its Ordinary Shares during the three months ended September 30, 2005.

Issuer’s Purchases of Equity Securities

Period	Total Number of Shares Purchased**	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan*	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan*
July 1 through July 30, 2005	255,609	46.14	—	$250 million
August 1 through August 31, 2005	2,796	44.76	—	$250 million
September 1 through September 30, 2005	46,194	44.99	—	$250 million

Total	304,599

*	As part of ACE’s capital management program, in November 2001, the Company’s Board of Directors authorized the repurchase of any ACE issued debt or capital securities including Ordinary Shares, up to $250 million. At September 30, 2005, this authorization had not been utilized.

**	For the three months ended September 30, 2005, this column includes the surrender to the Company of 52,315 Ordinary Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees, the surrender to the Company of 194,283 Ordinary Shares to satisfy the option cost on options exercised, and the surrender to the Company of 58,001 Ordinary Shares to satisfy the tax withholdings obligations in connection with the exercise of employee stock options.

Item 6.	Exhibits

Exhibits

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

ACE LIMITED

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACE LIMITED

November 8, 2005	/s/ Evan G. Greenberg
Evan G. Greenberg
President and Chief
Executive Officer

November 8, 2005	/s/ Philip V. Bancroft
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