Form 10-K
period 2005-12-31
ACE LTD
filed 2006-03-16
CIK 896159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Act).  Yes  ☑  No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. (    )

Indicate by check mark whether registrant is a large accelerated filer (as defined in Rule 12b-2 of the Act).   Yes  ☑  No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑

The aggregate market value of voting stock held by non-affiliates as of June 30, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $13 billion. For the purposes of this computation, shares held by directors and officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

As of March 10, 2006, there were 323,923,038 Ordinary Shares par value $0.041666667 of the registrant outstanding.

Documents Incorporated by Reference

Certain portions of registrant’s definitive proxy statement relating to its Annual General Meeting of Shareholders scheduled to be held on May 18, 2006, are incorporated by reference to Part III of this report.

ACE LIMITED INDEX TO 10-K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Any written or oral statements made by us or on our behalf may include forward-looking statements that reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks, uncertainties and assumptions about our business that could cause actual results to differ materially from such statements. These risks, uncertainties and assumptions (which are described in more detail elsewhere herein and in other documents we file with the Securities and Exchange Commission (SEC)) include but are not limited to:

• losses arising out of natural or man-made catastrophes such as hurricanes, typhoons, earthquakes, floods or terrorism which could be affected by:

• the number of insureds and ceding companies affected,

• the amount and timing of losses actually incurred and reported by insureds,

• the impact of these losses on our reinsurers, and the amount and timing of reinsurance recoverables actually received,

• the cost of building materials and labor to reconstruct properties following a catastrophic event, and

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

General Development of Business

ACE Limited (ACE) is the Bermuda-based holding company of the ACE Group of Companies incorporated with limited liability under the Cayman Islands Companies Law. We created our business office in Bermuda in 1985 when we initially incorporated the Company and we continue to maintain our business office in Bermuda. We provide a broad range of insurance and reinsurance products to insureds worldwide through operations in more than 50 countries around the world, and have the authority to conduct business in over 140 countries.

Our long-term business strategy focuses on sustained growth in book value achieved through a combination of underwriting and investment income. By doing so, we provide value to our clients and shareholders through the utilization of our substantial capital base in the insurance and reinsurance markets. As part of this strategy, we have made a number of acquisitions and have entered into strategic alliances that diversify our operations, both geographically and by product type. In 1999, we completed our most significant acquisition – the purchase of the international and domestic property and casualty (P&C) businesses of CIGNA Corporation (ACE INA), which transformed us into one of the few P&C insurers to operate on a truly global scale. Each acquisition and strategic alliance filled a particular niche and added additional expertise and market access to the group. In addition, we continue to review, and adjust where appropriate, our portfolio of products. As a result, we have evolved from a highly specialized corporate insurer focusing on excess liability and directors and officers liability (D&O) to a widely diversified global insurance and reinsurance operation servicing clients in every major insurance market in the world.

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

During the first quarter of 2005, we agreed to sell three of our run-off reinsurance units – ACE American Reinsurance Company, Brandywine Reinsurance Co. (UK) Ltd. and Brandywine Reinsurance Company S.A.-N.V. to Randall & Quilter Investment Holdings Limited, an international insurance firm. Closing of the sale is subject to the satisfaction of certain conditions, including without limitation the obtaining of all necessary consents and approvals from third parties, including the Pennsylvania Insurance Department and the Financial Services Authority of the United Kingdom, and the commutation of certain affiliate reinsurance agreements. The Financial Services Authority of the United Kingdom granted approval for the transaction on February 27, 2006.

Employees

At December 31, 2005, we employed a total of 10,061 employees. We believe that employee relations are satisfactory.

Customers

For most of the commercial lines of business that we offer, insureds typically use the services of an insurance broker. An insurance broker acts as an agent for the insureds, offering advice on the types and amount of insurance to purchase and also assisting in the negotiation of price and terms and conditions. We obtain business from all of the major international insurance brokers and typically pay a commission to brokers for any business accepted and bound. Loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our business. In our opinion, no material part of our business is dependent upon a single insured or group of insureds. We do not believe that the loss of any one insured would have a material adverse effect on our financial condition or results of operations and no one insured or group of affiliated insureds account for as much as ten percent of our consolidated revenues.

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

Web Site Information

We make available free of charge through our internet site (acelimited.com, under Investor Information / Financial Reports or Investor Information / SEC – Section 16 Filings) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 (a) or 15 (d) of the Exchange Act (15 U.S.C. 78m (a) or 78o(d)) as soon as reasonably practicable after we file such material with, or furnish it to, the SEC.

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

Segment Information

We operate through the following business segments: Insurance – North American, Insurance – Overseas General, Global Reinsurance, Financial Services and Life Insurance and Reinsurance. These business segments were determined in accordance with the Statement of Financial Accounting Standard (FAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information” (FAS 131). During the fourth quarter of 2005, we classified all the life insurance business previously included within Insurance – Overseas General and all the life reinsurance business previously included within Global Reinsurance into a new Life Insurance and Reinsurance segment based on how we manage the business. All prior periods presented have been amended for this new presentation.

The following table sets forth an analysis of net premiums earned by segment for the years ended December 31, 2005, 2004 and 2003. Additional financial information about our segments, including revenues by geographic area, is included in Note 18 of the Consolidated Financial Statements.

Years ended December 31 (in millions of U.S. dollars)	2005 Net Premiums Earned	Percentage Change	2004 Net Premiums Earned	Percentage Change	2003 Net Premiums Earned
Insurance – North American	$5,285	13%	$4,679	27%	$3,689
Insurance – Overseas General	4,239	(1)	4,296	17	3,659
Global Reinsurance	1,531	10	1,389	26	1,105
Financial Services	445	(14)	520	(52)	1,087
Life Insurance and Reinsurance	248	10	226	21	187
	$11,748	6%	$11,110	14%	$9,727

Insurance – North American

Background

The Insurance – North American segment comprises our P&C operations in the U.S., Canada and Bermuda. This segment includes the operations of ACE USA (including ACE Canada), ACE Westchester Specialty and ACE Bermuda.

ACE USA comprises the U.S. and Canadian operations of ACE INA, which we acquired in 1999. ACE USA operates through several insurance companies using a network of offices throughout the U.S. and Canada. These operations provide a broad range of P&C insurance and reinsurance products to a diverse group of commercial and non-commercial enterprises and consumers. These products include excess liability, excess property, workers’ compensation, general liability, automobile liability, professional lines (D&O and errors and omissions (E&O)), aerospace, accident and health (A&H) coverages as well as claims and risk management products and services.

The operations of ACE USA also include run-off operations, which include Brandywine Holdings Corporation (Brandywine), Commercial Insurance Services (CIS), residual market workers’ compensation business, pools and syndicates not attributable to a single business group, the run-off of open market facilities and other smaller exited lines of business. Run-off operations do not actively sell insurance products, but are responsible for the management of existing policies and related claims. The Brandywine run-off operation was created in 1996 (prior to our acquisition of ACE INA) by the restructuring of ACE INA’s U.S. operations into two separate operations, ongoing and run-off. ACE Westchester Specialty and Brandywine contain substantially all of ACE’s asbestos and environmental (A&E) exposures, some of which has been assumed from affiliates through reinsurance. Brandywine also contains various other run-off insurance and reinsurance businesses. During the first quarter of 2005, we agreed to sell three of our run-off reinsurance units – ACE American Reinsurance Company, Brandywine Reinsurance Co. (UK) Ltd. and Brandywine Reinsurance Company S.A.-N.V. to Randall & Quilter Investment Holdings Limited, an international insurance firm. These three reinsurance units were pre-existing run-off entities at the time of the 1996 ACE INA restructuring. Closing of the sale is subject to the satisfaction of certain conditions, including without limitation the obtaining of all necessary consents and approvals from third parties, including the Pennsylvania Insurance Department and the Financial Services Authority of the United Kingdom, and the commutation of certain affiliate reinsurance agreements. The Financial Services Authority of the United Kingdom granted approval for the transaction on February 27, 2006.

With a history that dates back more than 150 years, ACE Westchester Specialty was acquired by ACE in 1998. ACE Westchester Specialty is our U.S.-based, wholesale-focused excess and surplus (E&S) property and casualty operation.

ACE Bermuda, the founding company of the ACE Group of Companies, writes insurance risks worldwide. Established in Bermuda in 1985 as a catastrophe liability and D&O insurance provider, ACE Bermuda has grown to provide commercial insurance products to a global client base, covering risks that are generally low in frequency and high in severity. Generally, this operation retains significant insurance risk on the contracts that it writes.

Products and Distribution

ACE USA primarily distributes its insurance products through a limited group of retail and wholesale brokers. In addition to using brokers, certain ACE USA products are also distributed through channels such as general agents, independent agents, managing general agents, managing general underwriters and direct marketing operations. ACE USA has also established internet distribution channels for some of its products, primarily at ACE Comp Group and ACE Casualty Risk.

ACE USA’s on-going operations are organized into distinct business groups, each offering specialized products and services targeted at specific niche markets.

• ACE Risk Management (ARM) offers custom coverage solutions for large companies and national accounts, irrespective of industry sector. These programs are designed to help large insureds effectively handle the significant costs of financing and managing risk. Products offered include workers’ compensation, general liability and auto liability coverage and stand-alone excess workers’ compensation catastrophe protection. ARM also offers wrap-up programs, which protect contractors and project sponsors with multi-risk coverage on large single – and multi-location construction projects. In addition, ARM offers flexible alternative risk-taking financing structures (ACE Captive Strategies).

• ACE Professional Risk (Professional Risk) offers management and professional liability products and surety coverage through a variety of distribution channels, including brokers, agents and direct marketing.

• ACE Canada comprises ACE USA’s Canadian operations, which offer a broad range of P&C products as well as Life and A&H coverage. ACE Canada specializes in providing customized P&C and A&H products to commercial and industrial clients as well as to groups and associations, operating nationally or internationally.

• ACE Medical Liability Group (Medical Risk), which was established in 2002, offers a wide range of liability products for clients throughout the healthcare industry. These include professional liability and general liability for selected types of medical facilities, products liability for biotechnology and pharmaceutical companies and liability insurance for human clinical trials.

• ACE International & Specialty provides worldwide risk protection by offering global programs and specialty coverages for a broad range of mid- to large-sized U.S.-based companies. The group’s key products include commercial property, commercial marine, aerospace and foreign casualty lines. ACE International & Specialty also provides specialty personal lines coverage for recreational marine, which is distributed through a network of specialty agents.

• ACE Accident & Health works with employers, travel agencies and affinity organizations to offer a variety of personal accident, health and travel insurance coverage to employees, customers and group members. ACE Accident & Health also provides specialty personal lines products, including credit card enhancement programs and disaster mortgage protection distributed through alliances and affinity groups.

• ACE Casualty Risk offers a variety of commercial casualty products. This operation provides up to $25 million in catastrophic coverage, both on a lead umbrella and an excess layer basis. ACE Casualty Risk also provides a range of environmental liability insurance products for commercial and industrial risks.

• ACE Comp Group offers workers’ compensation coverage for small and middle market clients. Small businesses can purchase workers’ compensation coverage through ACE Comp Group’s internet-based ACE Completesm product and middle market customers are provided coverage through COMPsecuresm.

• ACE Energy meets the insurance needs of North American domiciled energy companies who may have worldwide exposures by providing onshore property, construction and excess casualty coverages as well as offshore property coverage.

• ESIS Inc. (ESIS), ACE USA’s in-house, third party claims administrator, performs claims management and risk control services for organizations that self-insure P&C exposures. These services include comprehensive medical managed care, integrated disability services and pre-loss control and risk management services. Additional insurance-related services are offered by ESIS’s Recovery Services International, which sells salvage and subrogation and health care recovery services.

ACE Westchester Specialty specializes in the wholesale distribution of property, inland marine, and casualty products. ACE Westchester Specialty also provides coverage for agriculture business and specialty programs through its Program division, writing a variety of commercial coverages through program agents, including sports/leisure activities, farm and crop/hail insurance.

ACE Bermuda targets low-frequency, high-severity business – its principal lines of business are excess liability, professional lines, excess property and political risk, the latter being written on a subscription basis by Sovereign Risk Insurance Ltd. (Sovereign), a managing agent. Effective February 1, 2006, ACE Bermuda assumes 100 percent of the political risk business written by Sovereign (previously we assumed 50 percent of this business) and purchased reinsurance protection to maintain our net exposure at previous levels. This change is a result of our impending acquisition of the outstanding 50 percent share of Sovereign. ACE Bermuda accesses its clients primarily through the Bermuda offices of major, internationally recognized insurance brokers located outside of the U.S. and believes that conducting its operations through its offices in Bermuda has not materially or adversely affected its underwriting and marketing activities to date.

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

Competitive Environment

Traditionally, the markets in which ACE USA and ACE Westchester Specialty compete are subject to significant cycles of fluctuating capacity and wide disparities in price adequacy. We strive to offer superior service, which we believe, has differentiated us from our competitors. The ACE USA and ACE Westchester Specialty operations pursue a specialist strategy and focus on market opportunities where we can compete effectively based on service levels and product design, while still achieving an adequate level of profitability. ACE USA offers experienced claims-handling, loss control and risk management staff with proven expertise in specialty fields, including large-risk P&C, recreational and ocean marine, aviation, professional risk and workers’ compensation. A competitive advantage is also achieved through ACE USA’s innovative product offerings, such as ARM bundled business, which combines tailored coverage solutions for large insureds with expert claims management and loss reduction functions provided by ESIS. An additional competitive strength of all our domestic commercial units is the ability to deliver global products and coverage to customers in concert with our other segments. A source of ACE USA’s growth has resulted from the leveraging of cross-marketing opportunities with our other operations to take advantage of our organization’s global presence.

ACE Bermuda maintains its competitive edge through the continued development of its policy forms and the levels of risk retained, which requires less reliance on reinsurance markets. Its competitors tend to be large international and national multi-line insurance companies, which vary by line of business.

Insurance – Overseas General

Background

The Insurance – Overseas General segment consists of ACE International, which comprises our network of indigenous insurance operations, and the insurance operations of ACE Global Markets. This segment has four regions of operations: ACE Asia Pacific, ACE Far East, ACE Latin America and the ACE European Group, which is comprised of ACE Europe and ACE Global Markets branded business. The Insurance – Overseas General segment writes a variety of insurance products including, but not limited to, property, casualty, professional lines (D&O and E&O), marine, energy, aviation, political risk, consumer-oriented products and A&H – principally being supplemental accident.

ACE International comprises the international operations of ACE INA, which we acquired in 1999. ACE International provides insurance coverage on a worldwide basis.

ACE Global Markets comprises our insurance operations within ACE European Group Limited (AEGL, formerly ACE INA UK Limited) and at Lloyd’s via Syndicate 2488. ACE provides funds at Lloyd’s to support underwriting by Syndicate 2488, which is managed by ACE Underwriting Agencies Limited and had an underwriting capacity of £400 million in 2005. In 2002, we acquired all of the remaining Syndicate 2488 capacity not already owned by us for the 2003 year, moving our ownership level from 99.6 percent in 2002 to 100 percent in 2003. In late 2002, we received approval from the Financial Services Authority (FSA-U.K.), the U.K. insurance regulator, to reactivate AEGL, as our London-based, FSA-U.K. regulated company to underwrite U.K. and Continental Europe insurance and reinsurance business. AEGL commenced writing new business on January 1, 2003, and at December 31, 2005, held cross-border permissions in 27 European Economic Area countries, branch establishments in 15 European countries, and was also eligible to underwrite excess and surplus lines (E&S) business in 40 U.S. states.

In line with the increasing acceptance of AEGL as an alternative London-based ACE operation, we have continued to write a greater proportion of ACE Global Markets’ business through AEGL. In 2005, 45 percent of ACE Global Market’s gross premiums were written through AEGL, compared with 37 percent in 2004. As a result, Syndicate 2488’s capacity was reduced from £550 million in 2004 to £400 million in 2005. Syndicate 2488’s capacity has been further reduced to £350 million for 2006. Syndicate 2488 will continue to retain a diverse book of business, with an emphasis on specialty lines most suited to Lloyd’s.

Products and Distribution

ACE International maintains a sales or operational presence in every major insurance market in the world. Its P&C business is generally written, on both a direct and assumed basis, through major international, regional and local brokers. A&H and other consumer lines products are distributed through brokers, agents, direct marketing programs and sponsor relationships.

ACE International’s P&C operations are organized geographically along product lines that provide dedicated underwriting focus to customers. Its international organization offers capacity and technical expertise in underwriting and servicing clients from large and complex risks to general market customer segments as well as individual coverages in selected markets. Property insurance products include traditional commercial fire coverage as well as energy industry-related and other technical coverages. Principal casualty products are commercial general liability and liability coverage for multi-national organizations. Through its professional lines, ACE International provides D&O and professional indemnity coverages for medium to large clients. Marine cargo and hull coverages are written in the London market as well as in marine markets throughout the world. The A&H insurance operations provide products that are designed to meet the insurance needs of individuals and groups outside of U.S. insurance markets. These products include, but are not limited to, accidental death, medical, and hospital indemnity and income protection coverages. ACE International’s personal lines operations provides specialty products and services designed to meet the needs of specific target markets and include, but are not limited to, warranty, auto, homeowners and personal liability.

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

• ACE Asia Pacific is an extensive network of operations serving Australia, Hong Kong, India, Indonesia, Korea, Malaysia, New Zealand, Philippines, Singapore, Taiwan, Thailand and Vietnam. ACE Asia Pacific offers a broad range of P&C, A&H and specialty coverages principally directed at large and mid-sized corporations as well as individual consumers. This region also provides administrative support to our minority interest in the Chinese insurer, Huatai Insurance Company of China, Limited.

• ACE Far East is headquartered in Tokyo and offers a broad range of P&C and A&H insurance products and services to businesses and consumers, principally delivered through an extensive agency network.

• ACE Latin America includes business operations throughout Latin America and the Caribbean, including offices in Argentina, Brazil, Chile, Colombia, Ecuador, Mexico, Puerto Rico and Venezuela. ACE Latin America focuses on providing P&C and A&H insurance products and services to both large and small commercial clients as well as individual consumers. ACE Latin America distributes its products through brokers (for its commercial business) and direct marketing and sponsored programs (for its consumer business).

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

ACE Global Markets transacts business throughout the year; however, a significant proportion of the portfolio incepts at January 1. Some lines of business have distinct renewal periods, for example the airline book, which tends to renew during the fourth quarter of each year, and aviation products and airports accounts, which tend to renew April 1. ACE Global Markets also writes a number of delegated binding authorities using managing general agents, largely within the property book and, to a lesser extent, in the professional lines arena. These produce income for 12 months from the date of inception and can be written any time throughout the year; hence income relating to these accounts can be generated well into the subsequent fiscal year.

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

Our international operations have the distinct advantage of being one of a few international insurance groups with a global network of licensed companies able to write policies on a locally admitted basis. The principal competitive factors that affect the international operations are underwriting expertise and pricing, relative operating efficiency, product differentiation, producer relations and the quality of policyholder services. A competitive strength of our international operations is our global network and breadth of insurance programs, which assist individuals and business organizations to meet their risk management objectives. Insurance operations in over 50 countries also represent a competitive advantage in terms of depth of local technical expertise, accomplishing a spread of risk and offering a global network to service multi-national accounts.

ACE Global Markets holds a position of significant influence in the London market. All lines of business face competition, depending on the business class, from Lloyd’s syndicates, the London market and other major international insurers and reinsurers. Competition for international risks is also seen from domestic insurers in the country of origin of the insured.

Global Reinsurance

Background

The Global Reinsurance segment represents ACE’s reinsurance operations comprising ACE Tempest Re Bermuda, ACE Tempest Re USA, and ACE Tempest Re Europe. Global Reinsurance markets its reinsurance products worldwide under the ACE Tempest Re brand name and provides a broad range of coverages to a diverse array of primary P&C companies.

ACE Tempest Re Bermuda is our property catastrophe operation. We entered the property catastrophe market in 1996 with the acquisition of Tempest Reinsurance Company Ltd. and added to our existing market position when we acquired CAT Limited in 1998. Primarily due to the diversification efforts discussed below and partly due to a competitive catastrophe reinsurance market, ACE Tempest Re Bermuda has represented a declining proportion of Global Reinsurance’s net premiums earned in recent years.

Over the course of the last five years, Global Reinsurance has been expanding its portfolio of coverage offerings beyond property catastrophe lines with the aim of building a leading global multi-line reinsurance business within ACE. This expansion has reduced the volatility of ACE’s reinsurance operations by diversifying Global Reinsurance’s business to offer a comprehensive range of products to satisfy client demand. Property catastrophe business accounted for 23 percent of Global Reinsurance’s net premiums earned in 2005, compared with 24 percent in 2004 and 36 percent in 2003. We consider an expanded product offering vital to competing effectively in the reinsurance market, but not at the expense of profitability.

As part of our diversification effort, in 2000, we established ACE Tempest Re USA, located in Stamford, Connecticut, as a wholly-owned subsidiary of ACE INA. ACE Tempest Re USA, which acts as a managing general underwriting agency on behalf of three of our U.S. companies has constituted an increasing proportion of Global Reinsurance’s production every year since its establishment. For the years ended December 31, 2005, 2004 and 2003, ACE Tempest Re USA contributed 58 percent, 54 percent and 42 percent to Global Reinsurance’s net premiums earned. Following the successful launch of ACE Tempest Re USA, we established ACE Tempest Re Europe in 2002. ACE Tempest Re Europe offers clients coverage through three divisions; Lloyd’s Syndicate 2488 in London, ACE Tempest Re Europe (London), and ACE Tempest Re Europe (Zurich, formerly Dublin).

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

Through reinsurance intermediaries, ACE Tempest Re Bermuda principally provides property catastrophe reinsurance globally to insurers of commercial and personal property. Property catastrophe reinsurance on an occurrence basis protects a ceding company against an accumulation of losses covered by its issued insurance policies, arising from a common event or occurrence. ACE Tempest Re Bermuda underwrites reinsurance principally on an excess of loss basis, meaning that its exposure only arises after the ceding company’s accumulated losses have exceeded the attachment point of the reinsurance policy. ACE Tempest Re Bermuda also writes other types of reinsurance on a limited basis for selected clients. Examples include proportional property (reinsurer shares a proportional part of the premiums and losses of the ceding company) and per risk excess of loss treaty reinsurance (coverage applies on a per risk basis rather than per event or aggregate basis), together with specialty lines (catastrophe workers’ compensation and terrorism).

ACE Tempest Re USA writes all lines of traditional and specialty P&C business for the North American market, with a focus on writing property per risk and casualty reinsurance, including medical malpractice, marine, general aviation, and surety, principally on a treaty basis, with a weighting towards casualty. This unit’s diversified portfolio is produced through reinsurance intermediaries.

ACE Tempest Re Europe provides treaty reinsurance of P&C business of insurance companies worldwide, with emphasis on non-U.S. and London market risks. The three divisions comprising ACE Tempest Re Europe write all lines of traditional and specialty property, casualty, marine, aviation, and medical malpractice. The London-based divisions of ACE Tempest Re Europe focus on the development of business sourced through London market brokers and consequently write a diverse book of international business utilizing Lloyd’s global licensing and the Company market licensing. The Zurich division focuses on providing reinsurance to continental European insurers via continental European brokers.

Underwriting

Global Reinsurance is a disciplined underwriter and has built an underwriting environment, involving both underwriters and actuaries, to provide the necessary controls over the underwriting process. In addition to substantial management oversight, these controls include regular by peer reviews, actuarial pricing and reserve support, catastrophe exposure management (using sophisticated modeling software) and regular reviews by our corporate internal audit department. Global Reinsurance also establishes zonal and peril accumulation limits to avoid concentrations of risk from natural perils.

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

Because ACE Tempest Re Bermuda underwrites property catastrophe reinsurance and has large aggregate exposures to natural and man-made disasters, its claims experience generally will involve relatively infrequent events of considerable severity. ACE Tempest Re Bermuda seeks to diversify its property catastrophe reinsurance portfolio to moderate the impact of this severity. The principal means of diversification are by geographic coverage and by varying attachment points and imposing coverage limits per program. Furthermore, ACE Tempest Re Bermuda applies an underwriting process for property catastrophe risks based on models that use exposure data submitted by prospective reinsureds in accordance with requirements set by its underwriters. The data is analyzed using a suite of catastrophe analysis tools, including externally developed event based models licensed from credible vendors as well as proprietary models developed in-house. The output from these catastrophe analysis tools is fed into Global Reinsurance’s proprietary risk management platform (Heuron), enabling it to extensively simulate possible combinations of events affecting the portfolio and price coverages accordingly. Heuron measures the accumulation of exposures and assigns risk-based capital to each new risk that is being underwritten. The amount of risk-based capital required to support the new risk will vary according to the contribution that the new risk makes to existing portfolio accumulations. This unique analytical approach requires exposure data from each cedant within the portfolio. Heuron also provides decision support analysis for capital management, including the purchase of retrocessional coverages.

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

Financial Services

Background

The Financial Services segment consists of our financial solutions business and our proportionate share of Assured Guaranty’s earnings; which was 100 percent through April 28, 2004, and approximately 35 percent thereafter.

The financial solutions business is primarily conducted through ACE Financial Solutions (AFS) and ACE Financial Solutions International (AFSI). AFS was established in April 2000 with employees based in Philadelphia, PA, and New York, NY. AFS consists of three lines of business: structured products, retroactive contracts in the form of loss portfolio transfers (LPTs) and principal finance. The structured life and A&H lines of business were discontinued in December 2002. Based in Bermuda, AFSI commenced operations in 1995. AFSI offers structured products and LPTs.

In December 1999, we expanded our financial guaranty capabilities by acquiring ACE Guaranty Corp. and ACE Capital Re International through the acquisition of Capital Re Corporation. At the time, this represented a strategic complement to our portfolio by establishing us as a key financial guaranty reinsurer. Late in 2003, we decided it was prudent to exit the financial guaranty business to free up resources for our P&C business and to strengthen our capital position. During the second quarter of 2004, we completed the sale of 65.3 percent of our financial and mortgage guaranty reinsurance and insurance businesses through the initial public offering (IPO) of 49 million common shares of Assured Guaranty Ltd. at $18.00 per share.

Products and Distribution

The financial solutions operation of this segment offers structured products, LPTs and principal finance products:

• Structured products are customized programs written to provide insurance protection and capital efficiency. Structured products typically have multi-year terms with defined limits.

• LPTs are insurance or reinsurance contracts which assume liabilities incurred by corporations, public entities, insurance companies, captives, self-insured groups and state funds. These liabilities consist mainly of workers’ compensation, but also include general liability, product liability, auto liability, warranty and medical. The contracts, which generally meet the established criteria for insurance or reinsurance accounting under accounting principles generally accepted in the U.S. (GAAP), are recorded in the statement of operations when written and usually result in large, one-time written and earned premiums with comparable incurred losses.

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

LPTs written within the Financial Services segment insure a client’s liability for future payments related to loss events that have occurred in the past, and therefore the coverage provided is considered retroactive. Although the events have occurred in the past, the future amount and timing of loss payments associated with those events are uncertain, creating the demand for insurance or reinsurance. Loss payments on an LPT are often anticipated to occur over a lengthy future period. Similar to financial solutions contracts, loss payments may be expected to exceed the premiums thereby producing underwriting losses over the life of the contract. This business is written, in part, because the investment income earned over the life of the contract is expected to exceed the underwriting losses and produce a meaningful economic benefit to ACE.

Retroactive contracts do not significantly impact earnings in the year of inception, but rather the amount by which estimated ultimate losses payable are greater (or less) than the premiums received is established as a deferred charge (or gain) and amortized against (or into) underwriting income over the estimated future claim settlement periods.

To ensure risk transfer requirements are routinely assessed, quantitative risk transfer analyses and memoranda supporting risk transfer are developed by underwriters for all structured products. Furthermore, beginning in December 2004, such assessments were reviewed and approved by Corporate Accounting and we formed a Structured Transaction Review Committee that has the responsibility of both reviewing risk transfer assessments and other relevant accounting matters for our structured products.

Competitive Environment

The primary competitive factors for the financial solutions operations are rating agency standing, quality of service and the ability to post collateral. The principal finance line competes with insurance companies and other financial institutions that assume and trade credit risk. This operation focuses on investment-grade portfolio credit exposures and competes in this market sector on terms of price, capacity and terms. The structured products and retroactive contracts operations compete with several other P&C insurance companies, which have groups offering LPTs, traditional and non-traditional buy-outs and structured insurance and reinsurance. Competition is generally based on contract price, capacity and terms.

Life Insurance and Reinsurance

Background

Life Insurance and Reinsurance includes the operations of ACE Tempest Life Re (ACE Life Re) and ACE International Life (ACE Life). ACE Life Re was formed in 2000 as a Bermuda-based niche player in the life reinsurance market. ACE Life Re principally provides reinsurance coverage to other life insurance companies, focusing on guarantees included in certain fixed and variable annuity products. The reinsurance transactions ACE Life Re enters into typically help clients (ceding companies) to manage mortality, morbidity, lapse and/or capital market risks embedded in their books of business. ACE Life was formed in 2001, and provides life insurance protection, investment and savings products to individuals in several countries including Thailand, Vietnam, Taiwan, China and Egypt.

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

ACE Life offers a broad portfolio of products including whole life, endowment plans, universal life, personal accident, and term life policies. The policies written by ACE Life generally provide funds for dependants of insureds after death but can also be leveraged as savings vehicles. ACE Life sells to consumers through a variety of distribution channels including agents, direct marketing, sponsor products, telemarketing, work-site marketing and affinity groups.

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

ACE Life applies detailed underwriting procedures designed to assess and quantify insurance risks prior to issuing policies to individuals or groups. Medical examinations are required of applicants for certain products and for life insurance amounts exceeding prescribed limits. Underwriting requirements may vary according to the applicant’s age, policy type, product, or regulatory requirements. ACE Life policies are generally underwritten individually, although standardized underwriting procedures have been adopted for certain low face-amount life insurance coverages.

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

ACE Life faces competition from local and international life insurance companies in each of its markets. ACE’s reputation as an entrepreneurial organization with global presence and its financial strength, give ACE Life a strong base from which to compete.

Reinsurance Protection

As part of our risk management strategy we purchase reinsurance protection to mitigate our exposure to losses, including catastrophes, at an acceptable level. Although reinsurance agreements contractually obligate our reinsurers to reimburse us for the agreed-upon portion of gross paid losses, they do not discharge our primary liability and thus we remain liable for the gross direct loss. In certain countries, reinsurer selection is limited by certain local laws or regulations. In those areas where there is more freedom of choice, the counter-party is selected based upon financial strength, financial strength ratings, management and line of business expertise. In support of this process, we maintain an ACE approved reinsurer list that stratifies these approved reinsurers by classes of business and acceptable limits. This list is maintained by our Reinsurance Security Committee, a committee comprised of senior management personnel, and a dedicated reinsurer security team. Changes to the list are approved by ACE Limited’s Chief Actuary. The reinsurers on the approved list and potential new markets are regularly reviewed and the list may be modified following these reviews. In addition to the approved list, there is a formal exception process that allows reinsurance buyers to use reinsurers already on the approved list for higher limits or different lines of business, for example, or other reinsurers not on the approved list if their use is supported by compelling business reasons for a particular reinsurance program. In general, we seek to place our reinsurance with highly rated companies with which we have a strong trading relationship. For more information refer to “Catastrophe Exposure Management”, included under Part II, Item 7, and Note 6 of the Consolidated Financial Statements, included under Part II, Item 8.

Unpaid Losses and Loss Expenses

We establish reserves for unpaid losses and loss expenses, which are estimates of future payments of reported and unreported claims for losses and related expenses, with respect to insured events that have occurred. The process of establishing loss reserves for P&C claims can be complex and is subject to considerable variability as it requires the use of informed estimates and judgments based on circumstances known at the date of accrual. These estimates and judgments are based on numerous factors, and may be revised as additional experience and other data become available and are reviewed, as new or improved methodologies are developed or as current laws change. We have actuarial staff in each of our operating segments who analyze insurance reserves and regularly evaluate the levels of loss reserves, taking into consideration factors that may impact the ultimate loss reserves. Any such revisions could result in future changes in estimates of losses or reinsurance recoverable and would be reflected in our results of operations in the period in which the estimates are changed. Losses and loss expenses are charged to income as incurred. The reserve for unpaid losses and loss expenses represents the estimated ultimate losses and loss expenses less paid losses and loss expenses, and comprises case reserves and incurred but not reported loss reserves (IBNR). With the exception of certain structured settlements, for which the timing and amount of future claim payments are reliably determinable, our loss reserves are not discounted for time value. In connection with these structured settlements, we carry reserves of $121 million.

We implicitly consider the impact of inflation in estimating the reserve for unpaid losses and loss expenses. There is no precise method for subsequently evaluating the adequacy of the consideration given to inflation, since claim settlements are affected by many factors.

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

For each line of business, management, in conjunction with internal actuaries, develop a “best estimate” of ultimate liabilities, which they believe provide a reasonable estimate of the required reserve. The internal actuaries utilize one set of assumptions in determining a single point estimate. We evaluate our estimates of reserves quarterly in light of developing information and discussions and negotiations with our insureds. While we are unable at this time to determine whether additional reserves, which could have a material adverse effect upon our financial condition, results of operations and cash flows, may be necessary in the future, we believe that our reserves for unpaid losses and loss expenses are adequate as of December 31, 2005.

For more information refer to “Critical Accounting Estimates - Unpaid losses and loss expenses” under Item 7 and Note 5 to our Consolidated Financial Statements under Item 8.

The “Analysis of Losses and Loss Expenses Development”, shown below presents the subsequent development of the estimated year-end liability for net unpaid losses and loss expenses for the last ten years (1995-2005). On July 2, 1999, we changed our fiscal year-end from September 30 to December 31. As a result, the information provided for the 1999 year is actually for the 15-month period from October 1, 1998, through December 31, 1999. Prior to December 31, 1999, the net unpaid losses and loss expenses are in respect of annual periods ending on September 30 of each year. The table also presents at December 31, 2005, the cumulative development of the estimated year-end liability for gross unpaid losses and loss expenses for the years 1995 through 2004.

The top lines of the table show the estimated liability for gross and net unpaid losses and loss expenses recorded at the balance sheet date for each of the indicated periods. This liability represents the estimated amount of losses and loss expenses for claims arising from all prior years’ policies and agreements that were unpaid at the balance sheet date, including IBNR loss reserves. The upper (paid) portion of the table presents the net amounts paid as of subsequent periods on those claims for which reserves were carried as of each balance sheet date. The lower portion of the table shows the re-estimated amount of the previously recorded net liability as of the end of each succeeding period. The bottom lines of the table show the re-estimated amount of previously recorded gross liability at December 31, 2005, together with the change in reinsurance recoverable. We do not consider it appropriate to extrapolate future deficiencies or redundancies based upon the table below, as conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Several aspects of our operations, including the low frequency and high severity of losses in the high excess layers in which we provide insurance, complicate the actuarial reserving techniques we utilize. Accordingly, we expect that ultimate losses and loss expenses attributable to any single underwriting year will be either more or less than the incremental changes in the lower portion of the table. The “net and gross cumulative redundancy (deficiency)” shown in the table below represents the aggregate change in the reserve estimates over all subsequent years. The amounts noted are cumulative in nature; that is, an increase in loss estimate for prior year losses generates a deficiency in each intermediate year.

On November 1, 1993, we acquired CODA, on July 1, 1996, we acquired ACE Tempest Re, and on July 9, 1998, we acquired Tarquin. The table has been restated to include CODA, ACE Tempest Re and Tarquin’s loss experience as if each of these companies had been our wholly-owned subsidiaries from their inception. On January 2, 1998, we acquired ACE US Holdings, on April 1, 1998, we acquired CAT Limited; and on July 2, 1999, we acquired ACE INA. The unpaid loss information for ACE US Holdings, CAT Limited and ACE INA has been included in the table commencing in the year of acquisition. As a result, 1999 includes net reserves of $6.8 billion related to ACE INA at the date of acquisi-

ition and subsequent development thereon. On April 28, 2004, we completed the sale of 65.3 percent of Assured Guaranty. The historical loss information for Assured Guaranty has been removed from the table.

Analysis of Losses and Loss Expenses Development

	Years ended September 30					Years ended December 31
(in millions of U.S. dollars)	1995	1996	1997	1998	1999 (1)	2000	2001	2002	2003	2004	2005
Gross unpaid	$1,492	$1,978	$2,112	$3,738	$16,713	$17,184	$20,555	$24,143	$26,605	$31,483	$35,055
Net unpaid	1,489	1,892	2,007	2,677	9,057	9,075	10,226	11,546	14,203	17,517	20,458
Net paid (Cumulative) As Of:
1 year later	80	359	337	1,018	2,663	2,380	2,627	2,610	2,747	3,293
2 years later	414	663	925	1,480	4,023	3,798	4,598	4,185	4,770
3 years later	696	1,248	1,066	1,656	5,081	5,111	5,468	5,622
4 years later	1,259	1,372	1,171	1,813	6,116	5,406	6,588
5 years later	1,380	1,465	1,197	1,979	6,225	6,094
6 years later	1,468	1,481	1,235	2,035	6,742
7 years later	1,481	1,517	1,274	2,240
8 years later	1,516	1,534	1,414
9 years later	1,531	1,673
10 years later	1,590
Net Liability Re-estimated As Of:
End of year	$1,489	$1,892	$2,007	$2,677	$9,057	$9,075	$10,226	$11,546	$14,203	$17,517	$20,458
1 year later	1,489	1,892	1,990	2,752	9,012	9,230	10,975	11,696	14,739	17,603
2 years later	1,489	1,881	1,915	2,747	9,020	9,883	11,265	12,731	14,985
3 years later	1,480	1,824	1,853	2,719	9,578	10,139	12,249	12,993
4 years later	1,495	1,852	1,833	2,704	9,727	11,014	12,432
5 years later	1,589	1,932	1,815	2,688	10,601	10,947
6 years later	1,679	1,931	1,828	2,826	10,480
7 years later	1,654	1,963	1,846	2,696
8 years later	1,672	1,977	1,773
9 years later	1,697	1,934
10 years later	1,691
Cumulative redundancy/ (deficiency) on net unpaid	(202)	(42)	234	(19)	(1,423)	(1,872)	(2,206)	(1,447)	(782)	(86)
Gross unpaid losses and loss expenses end of year	$1,492	$1,978	$2,112	$3,738	$16,713	$17,184	$20,555	$24,143	$26,605	$31,483	$35,055
Reinsurance recoverable on unpaid losses	3	86	105	1,061	7,656	8,109	10,329	12,597	12,402	13,966	14,597
Net unpaid losses and loss expenses	1,489	1,892	2,007	2,677	9,057	9,075	10,226	11,546	14,203	17,517	20,458
Gross liability re-estimated	1,694	1,981	1,813	4,241	22,578	23,453	27,362	28,171	29,266	32,120
Reinsurance recoverable on unpaid losses	3	47	40	1,545	12,098	12,506	14,930	15,178	14,281	14,517
Net liability re-estimated	1,691	1,934	1,773	2,696	10,480	10,947	12,432	12,993	14,985	17,603
Cumulative redundancy/ (deficiency) on gross unpaid	(202)	(3)	299	(503)	(5,865)	(6,269)	(6,807)	(4,028)	(2,661)	(637)

(1) The 1999 year is for the 15-month period ended December 31, 1999.

The cumulative redundancy (deficiency) on net unpaids is the difference between the net loss and loss expense reserve originally recorded and the re-estimated liability at December 31, 2005. For example, with respect to the net unpaid loss and loss expenses of $9.1 billion for 1999, by December 31, 2005 (six years later) this net liability was re-estimated to be $10.5 billion, resulting in the cumulative deficiency on net unpaids of $1.4 billion. The cumulative redundancy (deficiency) on gross unpaids is the difference between the gross loss reserves originally recorded and the re-estimated liability at December 31, 2005. For example, with respect to the gross unpaid loss and loss expenses of $16.7 billion for 1999, by December 31, 2005, this gross liability was re-estimated to be $22.6 billion, resulting in the cumulative deficiency on gross unpaids of $5.9 billion. These cumulative deficiencies from original estimates would generally result from a combination of a number of factors, including reserves being settled for larger amounts than originally estimated, and re-estimations as more information becomes known about individual claims and claims frequency and severity patterns.

We utilized little or no reinsurance for 1997 and prior years. In 1999, we acquired ACE INA. The acquired loss reserves for 1999 and prior years are included in the table commencing in 1999. As of December 31, 2005, the cumulative deficiency for 1999 is $5.9 billion. This relates primarily to U.S. liabilities, including A&E liabilities for 1995 and prior. Reinsurance coverages have the effect of substantially reducing the net loss as follows: of the total $5.9 billion of cumulative deficiency for 1999 and prior years, approximately $2.2 billion was covered by reinsurance placed when the risks were originally written and $1.25 billion of the remaining liability has been ceded to the National Indemnity Company (NICO). Of the cumulative deficiency of $5.9 billion noted for 1999, approximately $500 million was identified and recorded in 2000, $600 million in 2001, $2.8 billion in 2002, $500 million in 2003, and $1.5 billion in 2004. This series of movements has a major impact on the following years, with the cumulative deficiencies for 2000 to 2003 all being primarily due to adverse development for 1999 and prior years.

Reconciliation of Unpaid Losses and Loss Expenses

Years Ended December 31 (in millions of U.S. dollars)	2005	2004	2003
Gross unpaid losses and loss expenses at beginning of year	$31,483	$27,083	$24,597
Reinsurance recoverable on unpaid losses	(13,966)	(12,408)	(12,609)
Net unpaid losses and loss expenses at beginning of year	17,517	14,675	11,988
Sale of Assured Guaranty	–	(374)	–
Unpaid losses and loss expenses assumed in respect of reinsurance business acquired	–	–	89
Total	17,517	14,301	12,077
Net losses and loss expenses incurred in respect of losses occurring in:
Current year	8,485	7,143	5,993
Prior year	86	547	174
Total	8,571	7,690	6,167
Net losses and loss expenses paid in respect of losses occurring in:
Current year	2,076	2,012	1,266
Prior year	3,293	2,748	2,648
Total	5,369	4,760	3,914
Foreign currency revaluation and other	(261)	286	345
Net unpaid losses and loss expenses at end of year	20,458	17,517	14,675
Reinsurance recoverable on unpaid losses	14,597	13,966	12,408
Gross unpaid losses and loss expenses at end of year	$35,055	$31,483	$27,083

Net losses and loss expenses incurred for the year ended December 31, 2005 were $8.6 billion, compared with $7.7 billion and $6.2 billion in 2004 and 2003, respectively. Net losses and loss expenses incurred for 2005, 2004 and 2003 include $86 million, $547 million and $174 million, respectively, of prior period development. In 2004, we increased our reserve for asbestos, environmental and other run-off claims by $465 million. The net additions comprised asbestos and environmental (A&E) reserve increases of $554 million including the provision for bad debts of $95 million and favorable prior period development of $89 million in other run-off reserves. More information regarding prior period development is included in the “Segment Operating Results” section of Item 7.

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

U.S. Operations

Our U.S. insurance subsidiaries are subject to extensive regulation and supervision by the states in which they do business. The laws of the various states establish departments of insurance with broad authority to regulate, among other things: the standards of solvency that must be met and maintained, the licensing of insurers and their producers, approval of policy forms and rates, the nature of and limitations on investments, restrictions on the size of the risks which may be insured under a single policy, deposits of securities for the benefit of policyholders, requirements for the acceptability of reinsurers, periodic examinations of the affairs of insurance companies, the form and content of reports of financial condition required to be filed and the adequacy of reserves for unearned premiums, losses and other purposes.

Our U.S. insurance subsidiaries are required to file detailed annual and quarterly reports with state insurance regulators in each of the states in which they do business. Such annual and quarterly reports are required to be prepared on a calendar year basis. In addition, the U.S. insurance subsidiaries’ operations and accounts are subject to examination at regular intervals by state regulators. The respective reports filed in accordance with applicable insurance regulations with respect to the most recent periodic examinations of the U.S. insurance subsidiaries contained no material adverse findings.

All states have enacted legislation that regulates insurance holding companies. This legislation provides that each insurance company in the system is required to register with the insurance department of its state of domicile and furnish information concerning the operations of companies within the holding company system which may materially affect the operations, management or financial condition of the insurers within the system. All transactions within a holding company system must be fair and equitable. Notice to the insurance departments is required prior to the consummation of transactions affecting the ownership of control of an insurer and of certain material transactions between an insurer and an entity in its holding company system and, in addition, certain transactions may not be consummated without the department’s prior approval. On January 5, 2005, Century and ACE INA International Holdings entered into a Stock Purchase Agreement with Randall & Quilter Investment Holdings Limited (R&Q), which provides for the sale of ACE American Re, Brandywine Reinsurance Company (UK) Ltd., and Brandywine SANV to R&Q. Closing of the sale is subject to the satisfaction of certain conditions, including without limitation the obtaining of all necessary consents and approvals from third parties, including the Pennsylvania Insurance Department and the Financial Services Authority of the United Kingdom, and the commutation of certain affiliate reinsurance agreements. The Financial Services Authority of the United Kingdom granted approval for the transaction on February 27, 2006.

Statutory surplus is an important measure utilized by the regulators and rating agencies to assess our U.S. insurance subsidiaries’ ability to support business operations and provide dividend capacity. Our U.S. insurance sub -

sidiaries are subject to various state statutory and regulatory restrictions that limit the amount of dividends that may be paid without prior approval from regulatory authorities. These restrictions differ by state, but are generally based on calculations incorporating statutory surplus, statutory net income, and/or investment income.

The National Association of Insurance Commissioners (NAIC) has a risk based capital requirement for P&C insurance companies. This risk based capital formula is used by state regulatory authorities to identify insurance companies which may be undercapitalized and which merit further regulatory attention. These requirements are designed to monitor capital adequacy using a formula which prescribes a series of risk measurements to determine a minimum capital amount for an insurance company, based on the profile of the individual company. The ratio of a company’s actual policyholder surplus to its minimum capital requirement will determine whether any state regulatory action is required. At December 31, 2005, the policyholders’ surplus of each of the active U.S. insurance subsidiaries was more than sufficient to meet the risk based capital requirement.

There are progressive risk based capital failure levels which trigger more stringent regulatory action. If an insurer’s policyholders’ surplus falls below the Mandatory Control Level (70 percent of the Authorized Control Level, as defined by the NAIC), the relevant insurance commissioner is required to place the insurer under regulatory control. However, an insurance commissioner may allow a P&C company operating below the Mandatory Control Level that is writing no business and is running off its existing business to continue its run-off. Brandywine is running-off its liabilities consistent with the terms of an order issued by the Insurance Commissioner of Pennsylvania. This includes periodic reporting obligations to the Pennsylvania Insurance Department. The Insurance Commissioner of Pennsylvania has determined that Brandywine has sufficient assets to meet its obligations.

In November 2002, the U.S. Congress passed the Terrorism Risk Insurance Act (TRIA), which was amended and restated in 2005. TRIA was enacted to ensure the availability of insurance coverage for certain types of terrorist acts in the U.S. and requires that qualifying insurers offer terrorism insurance coverage in all P&C insurance policies on terms not materially different than terms applicable to other losses. The U.S. federal government covers 90 percent (85 percent for acts of terrorism occurring in 2007) of the losses from covered certified acts of terrorism on commercial risks in the United States only, in excess of a specified deductible amount calculated as a percentage of an affiliated insurance group’s prior year premiums on commercial lines policies covering risks in the U.S. This specified deductible amount is 17.5 percent of such premiums for losses occurring in 2006, and 20 percent of such premiums for losses occurring in 2007. Further, to trigger coverage under the TRIA, the aggregate industry P&C insurance losses resulting from an act of terrorism must exceed $5 million prior to April 2006, $50 million from April 2006 through December 2006, and $100 million for acts of terrorism occurring in 2007. TRIA applies only to losses resulting from attacks that have been committed by individuals on behalf of a foreign person or foreign interest, and does not cover acts of purely domestic terrorism. Further, any such attack must be certified as an “act of terrorism” by the U.S. federal government, and such decision is not subject to judicial review. TRIA will expire on December 31, 2007, and there can be no assurance that it will be extended beyond that date or as to the terms of any such extension.

Our U.S. subsidiaries are also subject to the general laws of the states in which they do business. ACE, its subsidiaries and affiliates have received numerous subpoenas, interrogatories, and civil investigative demands in connection with the pending investigations of insurance industry practices. These inquiries have been issued by a number of attorneys general, state departments of insurance, and state and federal regulatory authorities, including the NYAG, the Pennsylvania Department of Insurance, and the Securities and Exchange Commission (SEC). These inquiries seek information concerning underwriting practices and non-traditional or loss mitigation insurance products. ACE is cooperating and will continue to cooperate with such inquiries. Information on the insurance industry investigations and related matters is set forth in Note 7 e) to our Consolidated Financial Statements.

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

Tax Matters

Corporate Income Tax

ACE Limited is a Cayman Islands corporation that operates as a holding company with offices only in Bermuda and does not pay U.S. corporate income taxes (except certain withholding taxes) on the basis that it is not engaged in a trade or business in the U.S. However, there can be no assurance that the Internal Revenue Service (IRS) will not contend to the contrary. If ACE Limited were subject to U.S. income tax, there could be a material adverse effect on our shareholders’ equity and earnings. ACE Limited and its Bermuda-based insurance and reinsurance subsidiaries do not file U.S. income tax returns reporting income subject to U.S. income tax since they do not conduct business within the U.S. However, ACE Limited and its Bermuda-based insurance and reinsurance subsidiaries have filed protective tax returns reporting no U.S. income to preserve their ability to deduct their ordinary and necessary business expenses should the IRS successfully challenge their contention that none of their income is subject to net income tax in the U.S. See “Risk Factors” for further information.

Under current Cayman Islands law, ACE Limited is not required to pay any taxes on its income or capital gains. If a Cayman Islands law were to be enacted that would impose taxes on income or capital gains ACE Limited has received an undertaking from the Acting Governor in Cabinet that would exempt it from such taxation until January 2026. Under current Bermuda law, ACE Limited and its Bermuda subsidiaries are not required to pay any taxes on its income or capital gains. If a Bermuda law were to be enacted that would impose taxes on income or capital gains, ACE Limited and the Bermuda subsidiaries have received an undertaking from the Minister of Finance in Bermuda that would exempt such companies from Bermudian taxation until March 2016.

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

ACE Group Holdings (f/k/a ACE Prime Holdings) and its subsidiaries are subject, directly or, as shareholders, indirectly to U.S. corporate income tax and file U.S. tax returns. Certain of our international operations are also subject to income taxes imposed by the jurisdictions in which they operate.

Related Person Insurance Income

Each U.S. person, who beneficially owns our Ordinary Shares (directly or through foreign entities) on the last day of a non-U.S. insurance subsidiary’s fiscal year, will have to include in such person’s gross income for U.S. income tax purposes a proportionate share (determined as described herein) of the related person insurance income (RPII) of such insurance subsidiary, unless the RPII of such insurance subsidiary, determined on a gross basis, is “de minimis” (i.e., less than 20 percent of that insurance subsidiary’s gross insurance income in such fiscal year). RPII is income attributable to insurance policies where the direct or indirect insureds are U.S. shareholders, or are related to a U.S. shareholder, of ACE, and is includible in a U.S. shareholder’s gross income for U.S. tax purposes regardless of whether or not such shareholder is an insured.

For the calendar year ended December 31, 2005, we believe the de minimis exception will apply. Although no assurances can be given, we anticipate that gross RPII of each of our non-U.S. insurance subsidiaries will fall within the de minimis exception and we will endeavor to take such steps as we determine to be reasonable to cause its gross RPII to remain below such level.

The RPII provisions of the Internal Revenue Code 1986 (the Code) have never been interpreted by the courts. Regulations interpreting the RPII provisions of the Code exist only in proposed form, having been proposed on April 16, 1991. It is not certain whether these regulations will be adopted in their proposed form or what changes or clarifications might ultimately be made thereto or whether any such changes, as well as any interpretation or application of RPII by the IRS, the courts, or otherwise, might have a retroactive effect.

ITEM 1A.	Risk Factors

Factors that could have a material impact on our results of operations or financial condition are outlined below. Additional risks not presently known to us or that we currently deem insignificant may also impair our business or results of operations as they become known facts or as facts and circumstances change. Any of the risks described below could result in a significant or material adverse effect on our results of operations or financial condition.

Our financial condition could be adversely affected by the occurrence of natural and man-made disasters.

We have substantial exposure to losses resulting from natural disasters, man-made catastrophes and other catastrophic events. Catastrophes can be caused by various events, including hurricanes, typhoons, earthquakes, hailstorms, explosions, severe winter weather, fires, war, acts of terrorism, political instability and other natural or man-made disasters. The incidence and severity of catastrophes are inherently unpredictable and our losses from catastrophes could be substantial. The occurrence of claims from catastrophic events is likely to result in substantial volatility in our results of operations or financial condition for any fiscal quarter or year. Increases in the values and concentrations of insured property may increase the severity of these occurrences in the future. Although we attempt to manage our exposure to such events through the use of underwriting controls and purchase of third-party reinsurance, catastrophic events are inherently unpredictable and the actual nature of such events when they occur could be more frequent or severe than contemplated in our pricing and risk management expectations. As a result, the occurrence of one or more catastrophic events could have a material adverse effect on our results of operations or financial condition. Refer to “Catastrophe Exposure Management” and “Catastrophe Loss Charges” under Item 7 for more information.

If actual claims exceed our loss reserves, our financial results could be significantly adversely affected.

Our results of operations and financial condition depend upon our ability to assess accurately the potential losses associated with the risks that we insure and reinsure. We establish reserves for unpaid losses and loss expenses, which are estimates of future payments of reported and unreported claims for losses and related expenses, with respect to insured events that have occurred at or prior to the date of the balance sheet. The process of establishing reserves is highly complex and is subject to considerable variability as it requires the use of informed estimates and judgments. These estimates and judgments are based on numerous factors, and may be revised as additional experience and other data become available and are reviewed, as new or improved methodologies are developed or as current laws or interpretations thereof change.

We have actuarial staff in each of our operating segments who analyze insurance reserves and regularly evaluate the levels of loss reserves. Any such evaluations could result in future changes in estimates of losses or reinsurance recoverable and would be reflected in our results of operations in the period in which the estimates are changed. Losses and loss expenses are charged to income as incurred. Reserves for unpaid losses and loss expenses represent the estimated ultimate losses and loss expenses less paid losses and loss expenses, and is comprised of case reserves and IBNR. During the loss settlement period, which can be many years in duration for some of our lines of business, additional facts regarding individual claims and trends often will become known. As these become apparent, case reserves may be adjusted by allocation from IBNR without any change in overall reserves. In addition, application of statistical and actuarial methods may require the adjustment of overall reserves upward or downward from time to time.

Included in our liabilities for losses and loss expenses are liabilities for latent claims such as A&E. These claims are principally related to claims arising from remediation costs associated with hazardous waste sites and bodily-injury claims related to exposure to asbestos products and environmental hazards. The estimation of these liabilities is sub -

ject to many complex variables including the current legal environment, specific settlements that may be used as precedents to settle future claims; assumptions regarding multiple recoveries by claimants against various defendants; the ability of a claimant to bring a claim in a state in which they have no residency or exposure; the ability of a policyholder to claim the right to non-products coverage; whether high-level excess policies have the potential to be accessed given the policyholder’s claim trends and liability situation; payments to unimpaired claimants and the potential liability of peripheral defendants.

Accordingly, the ultimate settlement of losses may be significantly greater or less than the loss and loss expense reserves held at the date of the balance sheet. If our loss reserves are determined to be inadequate, we will be required to increase loss reserves at the time of such determination and our net income will be reduced. If the increase in loss reserves is large enough, we could incur an operating loss and a reduction of our capital. Refer to “Asbestos and Environmental Liabilities”, under Item 7 and Note 5 to our Consolidated Financial Statements.

The effects of emerging claim and coverage issues on our business are uncertain.

As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the frequency and severity of claims. In some instances, these changes may not become apparent until some time after we have issued insurance or reinsurance contracts that are affected by the changes. As a result, the full extent of liability under our insurance or reinsurance contracts may not be known for many years after a contract is issued.

The failure of any of the loss limitation methods we employ could have a material adverse effect on our results of operations or financial condition.

We seek to limit our loss exposure by writing a number of our insurance and reinsurance contracts on an excess of loss basis. Excess of loss insurance and reinsurance indemnifies the insured against losses in excess of a specified amount. In addition, we limit program size for each client and purchase third-party reinsurance for our own account. In the case of our assumed proportional reinsurance treaties, we seek per occurrence limitations or loss and loss expense ratio caps to limit the impact of losses ceded by the client. In proportional reinsurance, the reinsurer shares a proportional part of the premiums and losses of the reinsured. We also seek to limit our loss exposure by geographic diversification. Geographic zone limitations involve significant underwriting judgments, including the determination of the area of the zones and the inclusion of a particular policy within a particular zone’s limits. Various provisions of our policies, such as limitations or exclusions from coverage or choice of forum negotiated to limit our risks, may not be enforceable in the manner we intend. As a result, one or more catastrophic or other events could result in claims that substantially exceed our expectations, which could have a material adverse effect on our results of operations or financial condition.

We may be unable to purchase reinsurance, and if we successfully purchase reinsurance, we are subject to the possibility of non-payment.

We purchase reinsurance to protect certain ACE companies against catastrophes, to increase the amount of protection we can provide our clients and as part of our overall risk management strategy. Our reinsurance business also purchases some retrocessional protection. A retrocessional reinsurance agreement allows a reinsurer to cede to another company all or part of the reinsurance that was originally assumed by the reinsurer. A reinsurer’s or retrocessionairre’s insolvency, or inability or refusal to make payments under the terms of its reinsurance agreement with us, could have a material adverse effect on us because we remain liable to the insured. From time to time, market conditions have limited, and in some cases have prevented, insurers and reinsurers from obtaining the types and amounts of reinsurance or retrocessional reinsurance that they consider adequate for their business needs.

There is no guarantee our desired amounts of reinsurance or retrocessional reinsurance will be available in the marketplace in the future. In addition to capacity risk, the remaining capacity may not be on terms we deem appropriate or acceptable or with companies we want to do business with. Finally, we face some degree of counter-party risk whenever we purchase reinsurance or retrocessional reinsurance. Consequently, the insolvency, inability or reluctance of any of our present or future reinsurers to make timely payments to us under the terms of our reinsurance or retrocessional agreements could have a material adverse effect on us. At December 31, 2005, we had $15.5 billion of reinsurance recoverables, net of reserves for uncollectible recoverables.

As part of the restructuring of INA Financial Corporation and its subsidiaries that occurred in 1996, Insurance Company of North America (INA) was divided into two separate corporations: an active insurance company that retained the INA name and continued to write P&C business and an inactive run-off company, now called Century Indemnity Company (Century). The A&E exposures of substantially all of CIGNA’s U.S. P&C companies, now our subsidiaries, were either allocated to Century (as a result of the restructuring) or reinsured to subsidiaries of Brandywine, primarily Century. Certain of our subsidiaries are primarily liable for A&E and other exposures they have reinsured to Century. As of December 31, 2005, the aggregate reinsurance balances ceded by our active subsidiaries to Century were $1.6 billion. Should Century’s loss reserves experience adverse development in the future and should Century be placed into rehabilitation or liquidation, the reinsurance recoverables due to Century’s affiliates would be payable only after the payment in full of certain expenses and liabilities, including administrative expenses and direct policy liabilities. Thus, the intercompany reinsurance recoverables would be at risk to the extent of the shortage of assets remaining to pay these recoverables. While we believe the intercompany reinsurance recoverables from Century are not impaired at this time, we cannot assure you that adverse development with respect to Century’s loss reserves will not result in Century’s insolvency, which could result in our recognizing a loss to the extent of any uncollectible reinsurance from Century. For further information regarding our reinsurance exposure to Century, refer to “Asbestos and Environmental Liabilities”, under Item 7.

A decline in our ratings could affect our standing among brokers and customers and cause our premiums and earnings to decrease.

Ratings have become an increasingly important factor in establishing the competitive position of insurance and reinsurance companies. The objective of these rating systems is to provide an opinion of an insurer’s financial strength and ability to meet ongoing obligations to its policyholders. Our financial strength ratings reflect the rating agencies’ opinions of our financial strength, are not evaluations directed to investors in our securities and are not recommendations to buy, sell or hold our securities. If our financial strength ratings are reduced from their current levels by one or more of these agencies, our competitive position in the insurance industry could suffer and it would be more difficult for us to market our products. A downgrade, therefore, could result in a substantial loss of business as insureds, ceding companies and brokers move to other insurers and reinsurers with higher ratings. We cannot give any assurance regarding whether or to what extent any of the rating agencies may downgrade our ratings in the future.

We could be adversely affected by the loss of one or more key executives or by an inability to attract and retain qualified personnel.

Our success depends on our ability to retain the services of our existing key executives and to attract and retain additional qualified personnel in the future. The loss of the services of any of our key executives or the inability to hire and retain other highly qualified personnel in the future could adversely affect our ability to conduct our business. We do not maintain key man life insurance policies with respect to our employees.

Many of our senior executives working in Bermuda, including our President and Chief Executive Officer, our Chief Financial Officer, our Chief Accounting Officer and our General Counsel, are not Bermudian. Under Bermuda law, non-Bermudians (other than spouses of Bermudians and holders of permanent resident’s certificates) may not engage in any gainful occupation in Bermuda without an appropriate governmental work permit. Our success may depend in part on the continued services of key employees in Bermuda. A work permit may be granted or renewed upon showing that, after proper public advertisement, no Bermudian (or spouse of a Bermudian or holder of a permanent resident’s certificate) is available who meets the minimum standards reasonably required by the employer. The Bermuda government’s policy places a six-year term limit on individuals with work permits, subject to certain exemptions for key employees. A work permit may be issued with an expiry date that is between one to five years and no assurances can be given that any work permit will be issued or, if issued, renewed upon the expiration of the relevant term.

Since we depend on a few brokers for a large portion of our revenues, loss of business provided by any one of them could adversely affect us.

We market our insurance and reinsurance worldwide primarily through insurance and reinsurance brokers. Marsh, Inc. and its affiliates and Aon Corporation and its affiliates provided approximately 16 percent and 13 percent, respectively, of our gross premiums written in the year ended December 31, 2005. Loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our business.

Our reliance on brokers subjects us to their credit risk.

In accordance with industry practice, we generally pay amounts owed on claims under our insurance and reinsurance contracts to brokers, and these brokers, in turn, pay these amounts over to the clients that have purchased insurance or reinsurance from us. Although the law is unsettled and depends upon the facts and circumstances of the particular case, in some jurisdictions, if a broker fails to make such a payment, we might remain liable to the insured or ceding insurer for the deficiency. Conversely, in certain jurisdictions, when the insured or ceding insurer pays premiums for these policies to brokers for payment over to us, these premiums might be considered to have been paid and the insured or ceding insurer will no longer be liable to us for those amounts, whether or not we have actually received the premiums from the broker. Consequently, we assume a degree of credit risk associated with brokers with whom we transact business. However, due to the unsettled and fact-specific nature of the law, we are unable to quantify our exposure to this risk. To date, we have not experienced any material losses related to these credit risks.

Our investment performance may affect our financial results and ability to conduct business.

Our funds are invested by professional investment management firms under the direction of our management team in accordance with investment guidelines approved by the Finance and Investment Committee of the Board of Directors. Although our investment guidelines stress diversification of risks and conservation of principal and liquidity, our investments are subject to market risks, as well as risks inherent to individual securities. The volatility of our loss claims may force us to liquidate securities, which may cause us to incur capital losses. Investment losses could significantly decrease our book value, thereby affecting our ability to conduct business.

We may be adversely affected by interest rate changes.

Our operating results are affected by the performance of our investment portfolio. Our investment portfolio contains fixed income investments and may be adversely affected by changes in interest rates. Volatility in interest rates could also have an adverse effect on our investment income and operating results. For example, if interest rates decline, funds reinvested will earn less than the maturing investment.

Interest rates are highly sensitive to many factors, including monetary and fiscal policies, domestic and international political conditions. Although we take measures to manage the risks of investing in a changing interest rate environment, we may not be able to effectively mitigate interest rate sensitivity. Our mitigation efforts include maintaining a high quality portfolio with a relatively short duration to reduce the effect of interest rate changes on book value. A significant increase in interest rates could have a material adverse effect on our book value.

We may require additional capital in the future, which may not be available or may only be available on unfavorable terms.

Our future capital requirements depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. We may need to raise additional funds through financings. Any equity or debt financing, if available at all, may be on terms that are not favorable to us. In the case of equity financings, dilution to our shareholders could result, and in any case such securities may have rights, preferences and privileges that are senior to those of our ordinary shares. If we cannot obtain adequate capital on favorable terms or at all, our business, operating results and financial condition could be adversely affected.

Our operating results may be adversely affected by currency fluctuations.

Our functional currency is the U.S. dollar. Many of our non-U.S. companies maintain both assets and liabilities in local currencies. Therefore, foreign exchange risk is generally limited to net assets denominated in those foreign currencies. Foreign exchange risk is reviewed as part of our risk management process. Locally required capital levels are invested in home currencies in order to satisfy regulatory requirements, and to support local insurance operations. The principal currencies creating foreign exchange risk are the British pound sterling, the Euro and the Canadian dollar. For the year ended December 31, 2005, approximately eight percent of our net assets were denominated in foreign currencies. We may experience losses resulting from fluctuations in the values of non-U.S. currencies, which could adversely impact our results of operations and financial condition.

The regulatory regimes under which we operate, and potential changes thereto, could have a material adverse effect on our business.

Our insurance and reinsurance subsidiaries conduct business in over 50 countries around the world as well as all 50 states of the United States. Our businesses in each of these jurisdictions are subject to varying degrees of regulation and supervision. The laws and regulations of the jurisdictions in which our insurance and reinsurance subsidiaries are domiciled require, among other things that, these subsidiaries maintain minimum levels of statutory capital, surplus and liquidity, meet solvency standards and submit to periodic examinations of their financial condition . These laws and regulations also sometimes restrict payments of dividends and reductions of capital. These statutes, regulations and policies may also restrict the ability of these subsidiaries to write insurance and reinsurance policies, to make certain investments and to distribute funds. The purpose of insurance laws and regulations generally is to protect insureds and ceding insurance companies, not our shareholders. We may not be able to comply fully with, or obtain appropriate exemptions from, these statutes and regulations. Failure to comply with or to obtain appropriate authorizations and/or exemptions under any applicable laws could result in restrictions on our ability to do business or undertake activities that are regulated in one or more of the jurisdictions in which we conduct business and could subject us to fines and other sanctions. In addition, changes in the laws or regulations to which our insurance and reinsurance subsidiaries are subject could have a material adverse effect on our business.

Current legal and regulatory activities relating to insurance brokers and agents, contingent commissions and certain finite-risk insurance products could affect our business, results of operations and financial condition.

ACE has received numerous subpoenas, interrogatories, and civil investigative demands in connection with the pending investigations of insurance industry practices. These inquiries have been issued by a number of attorneys general, state departments of insurance, and state and federal regulatory authorities, including the NYAG, the Pennsylvania Department of Insurance, the Securities and Exchange Commission and the United States Attorney for the Southern District of New York. ACE is cooperating and will continue to cooperate with such inquiries. We cannot assure you that we will not receive any additional requests for information or subpoenas or what action, if any, any of these governmental agencies will take as a result of these investigations. Additionally, at this time, we are unable to predict the potential effects, if any, that these investigations may have upon the insurance and reinsurance markets and industry business practices or what, if any, changes may be made to laws and regulations regarding the industry and financial reporting. Any of the foregoing could adversely affect our business, results of operations and financial condition.

Numerous lawsuits, including putative class actions lawsuits, have been filed by policyholders and security holders; refer to Note 7 e) of our Consolidated Financial Statements for more information. Because these suits seek compensatory damages without specifying an amount, and given the procedural and substantive defenses to these claims, ACE cannot at this time estimate its potential exposure related to these legal matters and accordingly no liability for compensatory damages has been established in ACE’s consolidated financial statements.

Events may result in political, regulatory and industry initiatives, which could adversely affect our business.

Government intervention has occurred in the insurance and reinsurance markets in relation to terrorism coverage both in the U.S. and through industry initiatives in other countries. TRIA, which was enacted to ensure the availability of insurance coverage for certain types of terrorist acts in the U.S., will expire on December 31, 2007 and there can be no assurance that it will be extended beyond that date or as to the terms of any such extension. Refer to “Regulation – U.S. Operations” for more information.

Government intervention and the possibility of future interventions have created uncertainty in the insurance and reinsurance markets about the definition of terrorist acts and the extent to which future coverages will extend to terrorist acts. Government regulators are generally concerned with the protection of policyholders to the exclusion of other constituencies, including shareholders of insurers and reinsurers. While we cannot predict the exact nature, timing or scope of possible governmental initiatives, such proposals could adversely affect our business by:

• providing insurance and reinsurance capacity in markets and to consumers that we target;

• requiring our participation in industry pools and guaranty associations;

• expanding the scope of coverage under existing policies;

• regulating the terms of insurance and reinsurance policies; or

• disproportionately benefiting the companies of one country over those of another.

The insurance industry is also affected by political, judicial and legal developments that may create new and expanded theories of liability. Such changes may result in delays or cancellations of products and services by insurers and reinsurers, which could adversely affect our business.

Our ability to pay dividends and to make payments on indebtedness may be constrained by our holding company structure.

ACE Limited is a holding company and does not have any significant operations or assets other than its ownership of the shares of its operating insurance and reinsurance subsidiaries. Dividends and other permitted distributions from our insurance subsidiaries are our primary source of funds to meet ongoing cash requirements, including any future debt service payments and other expenses, and to pay dividends to our shareholders. Some of our insurance subsidiaries are subject to significant regulatory restrictions limiting their ability to declare and pay dividends. The inability of our insurance subsidiaries to pay dividends in an amount sufficient to enable us to meet our cash requirements at the holding company level could have a material adverse effect on our operations and our ability to pay dividends to our shareholders and/or meet our debt service obligations.

ACE Limited is a Cayman Islands company with headquarters in Bermuda; it may be difficult for you to enforce judgments against it or its directors and executive officers.

ACE Limited is incorporated pursuant to the laws of the Cayman Islands and our principal executive offices are located in Bermuda. In addition, certain of our directors and officers reside outside the United States, and all or a substantial portion of our assets and the assets of such persons are located in jurisdictions outside the United States. As such, it may be difficult or impossible to effect service of process within the United States upon those persons or to recover against us or them on judgments of U.S. courts, including judgments predicated upon civil liability provisions of the U.S. federal securities laws.

ACE has been advised by Maples and Calder, its Cayman Islands counsel, that there is doubt as to whether the courts of the Cayman Islands would enforce:

• judgments of U.S. courts based upon the civil liability provisions of the U.S. Federal securities laws obtained in actions against ACE or its directors and officers, who reside outside the United States; or

• original actions brought in the Cayman Islands against these persons or ACE predicated solely upon U.S. Federal securities laws.

ACE has also been advised by Maples and Calder that there is no treaty in effect between the United States and the Cayman Islands providing for this enforcement, and there are grounds upon which Cayman Islands courts may not enforce judgments of United States courts. Some remedies available under the laws of United States jurisdictions, including some remedies available under the U.S. Federal securities laws, would not be allowed in Cayman Islands courts as contrary to that nation’s public policy.

Competition in the insurance industry could reduce our margins.

The insurance and reinsurance industry is highly competitive. We compete on an international and regional basis with major U.S., Bermuda, European and other international insurers and reinsurers and with underwriting syndicates, some of which have greater financial, marketing and management resources than we do. We also compete with new companies that continue to be formed to enter the insurance and reinsurance markets. In addition, capital market participants have recently created alternative products that are intended to compete with reinsurance products. Increased competition could result in fewer submissions, lower premium rates and less favorable policy terms and conditions, which could reduce our margins.

The insurance and reinsurance business is historically cyclical, and we expect to experience periods with excess underwriting capacity and unfavorable premium rates.

The insurance and reinsurance business historically has been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity as well as periods when shortages of capacity permitted favorable premium levels. An increase in premium levels is often offset by an increasing supply of insurance and reinsurance capacity, either by capital provided by new entrants or by the commitment of additional capital by existing insurers or reinsurers, which may cause prices to decrease. Any of these factors could lead to a significant reduction in premium rates, less favorable policy terms and fewer submissions for our underwriting services. In addition to these considerations, changes in the frequency and severity of losses suffered by insureds and insurers may affect the cycles of the insurance and reinsurance business significantly.

There are provisions in our charter documents that may reduce or increase the voting rights of our ordinary shares.

Our articles of association generally provide that shareholders have one vote for each ordinary share held by them and are entitled to vote, on a non-cumulative basis, at all meetings of shareholders. However, the voting rights exercisable by a shareholder may be limited so that certain persons or groups are not deemed to hold 10 percent or more of the voting power conferred by our ordinary shares. Under these provisions, some shareholders may have the right to exercise their voting rights limited to less than one vote per share. Moreover, these provisions could have the effect of reducing the voting power of some shareholders who would not otherwise be subject to the limitation by virtue of their direct share ownership. In addition, our board of directors may limit a shareholder’s exercise of voting rights where it deems it necessary to do so to avoid adverse tax, legal or regulatory consequences.

We also have the authority under our articles of association to request information from any shareholder for the purpose of determining whether a shareholder’s voting rights are to be limited pursuant to our articles of association. If a shareholder fails to respond to our request for information or submits incomplete or inaccurate information in response to a request by us, we may, in our sole discretion, eliminate the shareholder’s voting rights.

There are provisions in our articles of association which may restrict the ability to transfer ordinary shares and which may require shareholders to sell their ordinary shares.

Our board of directors may decline to register a transfer of any ordinary shares under some circumstances, including if they have reason to believe that any non-de minimis adverse tax, regulatory or legal consequences to us, any of our subsidiaries or any of our shareholders may occur as a result of such transfer. Our articles of association also provide that if our board of directors determines that share ownership by a person may result in non-de minimis adverse tax, legal or regulatory consequences to us, any of our subsidiaries or any of our shareholders, then we have the option, but not the obligation, to require that shareholder to sell to us or to third parties to whom we assign the repurchase right for fair market value the minimum number of ordinary shares held by such person which is necessary to eliminate the non-de minimis adverse tax, legal or regulatory consequences.

Applicable laws may make it difficult to effect a change of control of our company.

Before a person can acquire control of a U.S. insurance company, prior written approval must be obtained from the insurance commissioner of the state where the domestic insurer is domiciled. Prior to granting approval of an application to acquire control of a domestic insurer, the state insurance commissioner will consider such factors as the financial strength of the applicant, the integrity and management of the applicant’s board of directors and executive officers, the acquiror’s plans for the future operations of the domestic insurer and any anti-competitive results that may arise from the consummation of the acquisition of control. Generally, state statutes provide that control over a domestic insurer is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing, ten percent or more of the voting securities of the domestic insurer. Because a person acquiring ten percent or more of our ordinary shares would indirectly control the same percentage of the stock of our U.S. insurance subsidiaries, the insurance change of control laws of various U.S. jurisdictions would likely apply to such a transaction.

We and certain of our UK subsidiaries are subject to the regulatory jurisdiction of the Council of Lloyd’s. Lloyd’s imposes an absolute prohibition on any person being a ten percent controller of a corporate member without first notifying Lloyd’s and receiving their consent. Because a person acquiring ten percent or more of our ordinary shares would indirectly control the same percentage of the stock of our subsidiary that is a Lloyd’s corporate member, the Lloyd’s restrictions on becoming a controller of a corporate member would likely apply to such a transaction.

Laws of other jurisdiction in which one or more of our existing subsidiaries is, or a future subsidiary may be, organized or domiciled may contain similar restrictions on the acquisition of control of ACE.

While our articles of association limit the voting power of any shareholder to less than ten percent, there can be no assurance that the applicable regulatory body would agree that a shareholder who owned ten percent or more of our ordinary shares did not, because of the limitation on the voting power of such shares, control the applicable insurance subsidiary.

These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of the Company, including transactions that some or all of our shareholders might consider to be desirable.

U.S. persons who own our ordinary shares may have more difficulty in protecting their interests than U.S. persons who are shareholders of a U.S. corporation.

The Companies Law (2004 Revision), of the Cayman Islands which applies to us, differs in certain material respects from laws generally applicable to U.S. corporations and their shareholders. These differences include the manner in which directors must disclose transactions in which they have an interest, the rights of shareholders to bring class action and derivative lawsuits and the scope of indemnification available to directors and officers.

Anti-takeover provisions in our charter documents could impede an attempt to replace our directors or to effect a change of control, which could diminish the value of our ordinary shares.

Our articles of association contain provisions that may make it more difficult for shareholders to replace directors and could delay or prevent a change of control that a shareholder might consider favorable. These provisions include a staggered board of directors, limitations on the ability of shareholders to remove directors other than for cause, limitations on voting rights and restrictions on transfer of our ordinary shares. These provisions may prevent a shareholder from receiving the benefit from any premium over the market price of our ordinary shares offered by a bidder in a potential takeover. Even in the absence of an attempt to effect a change in management or a takeover attempt, these provisions may adversely affect the prevailing market price of our ordinary shares if they are viewed as discouraging takeover attempts in the future.

We may become subject to taxes in Bermuda after March 28, 2016, which may have a material adverse effect on our results of operations and your investment.

The Bermuda Minister of Finance, under the Exempted Undertakings Tax Protection Act 1966 of Bermuda, as amended, has given each of ACE Limited and its Bermuda insurance subsidiaries a written assurance that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to those companies or any of their respective operations, shares, debentures or other obligations until March 28, 2016, except insofar as such tax applies to persons ordinarily resident in Bermuda or is payable by us in respect of real property owned or leased by us in Bermuda. Given the limited duration of the Minister of Finance’s assurance, we cannot be certain that we will not be subject to any Bermuda tax after March 28, 2016.

We may become subject to taxes in the Cayman Islands after January 31, 2026, which may have a material adverse effect on our results of operations and your investment.

Under current Cayman Islands law, we are not obligated to pay any taxes in the Cayman Islands on our income or gains. We have received an undertaking from the Governor-in-Council of the Cayman Islands pursuant to the provisions of the Tax Concessions Law, as amended, that until January 31, 2026, (i) no subsequently enacted law imposing any tax on profits, income, gains or appreciation shall apply to us and (ii) no such tax and no tax in the nature of an estate duty or an inheritance tax shall be payable on any of our ordinary shares, debentures or other obligations. Under current law, no tax will be payable on the transfer or other disposition of our ordinary shares. The Cayman Islands currently impose stamp duties on certain categories of documents; however, our current operations do not involve the payment of stamp duties in any material amount. The Cayman Islands also currently impose an annual corporate fee upon all exempted companies incorporated in the Cayman Islands. Given the limited duration of the undertaking from the Governor-in-Council of the Cayman Islands, we cannot be certain that we will not be subject to any Cayman Islands tax after January 31, 2026.

Our Bermuda-based subsidiaries may become subject to U.S. tax that may have a material adverse effect on our results of operations and your investment.

ACE Limited, ACE Bermuda Insurance Ltd., ACE Tempest Reinsurance Ltd. and our other Bermuda-based insurance subsidiaries operate in a manner so that none of these companies should be subject to U.S. tax (other than U.S. excise tax on insurance and reinsurance premium income attributable to insuring or reinsuring U.S. risks and U.S. withholding tax on some types of U.S. source investment income), because none of these companies should be treated as engaged in a trade or business within the United States. However, because there is considerable uncertainty as to the activities that constitute being engaged in a trade or business within the United States, we cannot be certain that the IRS will not contend successfully that any of ACE Limited or its Bermuda-based subsidiaries is/are engaged in a trade or business in the United States. If ACE Limited or any of its Bermuda-based subsidiaries were considered to be engaged in a trade or business in the United States, such entity could be subject to U.S. corporate income and additional branch profits taxes on the portion of its earnings effectively connected to such U.S. business, in which case its results of operations and your investment could be materially adversely affected.

If you acquire ten percent or more of ACE Limited’s shares, you may be subject to taxation under the “controlled foreign corporation” (the CFC) rules.

Under certain circumstances, a U.S. person who owns ten percent or more of the voting power of a foreign corporation that is a CFC (a foreign corporation in which ten percent U.S. shareholders own more than 50 percent of the voting power of the foreign corporation or more than 25 percent of a foreign insurance company) for an uninterrupted period of 30 days or more during a taxable year must include in gross income for U.S. federal income tax purposes such “10 percent U.S. Shareholder’s” pro rata share of the CFC’s “subpart F income,” even if the subpart F income is not distributed to such 10 percent U.S. Shareholder if such 10 percent U.S. Shareholder owns (directly or indirectly through foreign entities) any of our shares on the last day of our taxable year. “Subpart F income” of a foreign insurance corporation typically includes foreign personal holding company income (such as interest, dividends and other types of passive income), as well as insurance and reinsurance income (including underwriting and investment income) attributable to the insurance of risks situated outside the CFC’s country of incorporation.

We believe that because of the dispersion of our share ownership, provisions in our organizational documents that limit voting power and other factors, no U.S. Person or U.S. Partnership who acquires shares of ACE Limited directly or indirectly through one or more foreign entities should be required to include our “subpart F income” in income under the CFC rules of the Code. It is possible, however, that the IRS could challenge the effectiveness of these provisions and that a court could sustain such a challenge, in which case your investment could be materially adversely affected, if you own ten percent or more of ACE Limited’s stock.

U.S. Persons who hold shares may be subject to U.S. federal income taxation at ordinary income rates on their proportionate share of our RPII.

If the RPII of any of our non-U.S. insurance subsidiaries (each a “Non-U.S. Insurance Subsidiary”) excluding those Non-U.S. Insurance Subsidiaries that are CFCs were to equal or exceed 20 percent of that company’s gross insurance income in any taxable year and direct or indirect insureds (and persons related to those insureds) own directly or indirectly through entities 20 percent or more of the voting power or value of ACE Limited, then a U.S. Person who owns any shares of ACE Limited (directly or indirectly through foreign entities) on the last day of the taxable year would be required to include in its income for U.S. federal income tax purposes such person’s pro rata share of such company’s RPII for the entire taxable year, determined as if such RPII were distributed proportionately only to U.S. Persons at that date regardless of whether such income is distributed. In addition, any RPII that is includible in the income of a U.S. tax-exempt organization may be treated as unrelated business taxable income. We believe that the gross RPII of each Non-U.S. Insurance Subsidiary did not in prior years of operation and is not expected in the foreseeable future to equal or exceed 20 percent of each such company’s gross insurance income, and we do not expect the direct or indirect insureds of each Non-U.S. Insurance Subsidiary (and persons related to such insureds) to directly or indirectly own 20 percent or more of either the voting power or value of our shares, but we cannot be certain that this will be the case because some of the factors which determine the extent of RPII may be beyond our control. If these thresholds are met or exceeded, and if you are an affected U.S. Person, your investment could be materially adversely affected.

U.S. Persons who hold shares will be subject to adverse tax consequences if we are considered to be a Passive Foreign Investment Company (PFIC) for U.S. federal income tax purposes.

If ACE Limited is considered a PFIC for U.S. federal income tax purposes, a U.S. Person who owns any shares of ACE Limited will be subject to adverse tax consequences, including subjecting the investor to a greater tax liability than might otherwise apply and subjecting the investor to tax on amounts in advance of when tax would otherwise be imposed, in which case your investment could be materially adversely affected. In addition, if ACE Limited were considered a PFIC, upon the death of any U.S. individual owning shares, such individual’s heirs or estate would not be entitled to a “step-up” in the basis of the shares which might otherwise be available under U.S. federal income tax laws. We believe that we are not, have not been, and currently do not expect to become, a PFIC for U.S. federal income tax purposes. We cannot assure you, however, that we will not be deemed a PFIC by the IRS. If we were considered a PFIC, it could have material adverse tax consequences for an investor that is subject to U.S. federal income taxation. There are currently no regulations regarding the application of the PFIC provisions to an insurance company. New regulations or pronouncements interpreting or clarifying these rules may be forthcoming. We cannot predict what impact, if any, such guidance would have on an investor that is subject to U.S. federal income taxation.

U.S. tax-exempt organizations who own our shares may recognize unrelated business taxable income.

A U.S. tax-exempt organization may recognize unrelated business taxable income if a portion of our insurance income is allocated to the organization, which generally would be the case if either we are a CFC and the tax-exempt shareholder is a ten percent U.S. Shareholder or there is RPII, certain exceptions do not apply and the tax-exempt organization, directly or indirectly through foreign entities, owns any shares of ACE Limited. Although we do not believe that any U.S. Persons or U.S. Partnerships should be allocated such insurance income, we cannot be certain that this will be the case. Potential U.S. tax-exempt investors are advised to consult their tax advisors.

Changes in U.S. federal income tax law could materially adversely affect an investment in our shares.

Legislation is periodically introduced in the U.S. Congress intended to eliminate some perceived tax advantages of companies (including insurance companies) that have legal domiciles outside the United States but have certain U.S. connections. While there are no currently pending legislative proposals which, if enacted, would have a material adverse effect on us or our shareholders, it is possible that legislative proposals could emerge in the future that could have an adverse impact on us or our shareholders.

The Organization for Economic Cooperation and Development and the European Union are considering measures that might encourage countries to increase our taxes.

A number of multinational organizations, including the European Union, the Organization for Economic Cooperation and Development (OECD), the Financial Action Task Force and the Financial Stability Forum (FSF) have, in recent years, identified some countries as not participating in adequate information exchange, engaging in harmful tax practices or not maintaining adequate controls to prevent corruption, such as money laundering activities. Recommendations to limit such harmful practices are under consideration by these organizations, and a report published on November 27, 2001 by the OECD at the behest of FSF titled “Behind the Corporate Veil: Using Corporate Entities for Illicit Purposes,” contains an extensive discussion of specific recommendations. The OECD has threatened non-member jurisdictions that do not agree to cooperate with the OECD with punitive sanctions by OECD member countries, though specific sanctions have yet to be adopted by OECD member countries. It is as yet unclear what these sanctions will be, who will adopt them and when or if they will be imposed. In an April 18, 2002 report, updated as of June 2004, Bermuda was not listed as an uncooperative tax haven jurisdiction by the OECD because it previously committed to eliminate harmful tax practices and to embrace international tax standards for transparency, exchange of information, and the elimination of regimes for financial and other services that attract businesses with no substantial domestic activity. We cannot assure you, however, that the action taken by Bermuda would be sufficient to preclude all effects of the measures or sanctions described above, which, if ultimately adopted, could adversely affect Bermuda companies such as us.

ITEM 1B.	Unresolved Staff Comments

There are no unresolved staff comments regarding our periodic or current reports.

ITEM 2.	Properties

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

While the outcomes of the business litigation involving us cannot be predicted with certainty at this point, we are disputing and will continue to dispute allegations against us that are without merit and believe that the ultimate outcomes of the matters in this category of business litigation will not have a material adverse effect on our financial condition, future operating results or liquidity, although an adverse resolution of a number of these items could have a material adverse effect on our results of operations in a particular quarter or fiscal year.

More information relating to legal proceedings is set forth in the section entitled, “Insurance Industry Investigations and Related Matters”, under Part II, Item 7.

ITEM 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE COMPANY

The table below sets forth the names, ages, positions and business experience of the executive officers of ACE Limited.

Name	Age	Position
Brian Duperreault	58	Chairman and Director
Evan G. Greenberg	51	President, Chief Executive Officer and Director
Gary Schmalzriedt	59	Chairman and Chief Executive Officer, ACE Overseas General
Brian E. Dowd	43	Chairman and Chief Executive Officer, ACE USA
Philip V. Bancroft	46	Chief Financial Officer
Robert F. Cusumano	49	General Counsel and Secretary
Paul Medini	48	Chief Accounting Officer

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

Evan G. Greenberg has been a director of ACE since 2002. Mr. Greenberg was appointed to the position of President and Chief Executive Officer of ACE in May 2004. Mr. Greenberg was appointed President and Chief Operating Officer of ACE in June 2003. Mr. Greenberg joined ACE as Vice Chairman, ACE Limited, and Chief Executive Officer of ACE Tempest Re in November 2001. In April 2002, Mr. Greenberg was appointed to the position of Chief Executive Officer of ACE Overseas General. Prior to joining ACE, Mr. Greenberg was most recently President and Chief Operating Officer of AIG, a position he held from 1997 until 2000. From 1975 to 1997, Mr. Greenberg held a variety of senior management positions at AIG including Chief Operating Officer of AIU, AIG’s Foreign General Insurance Organization, and President and Chief Executive Officer of AIU.

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

Philip V. Bancroft was appointed to the position of Chief Financial Officer of ACE in January 2002. For nearly 20 years, Mr. Bancroft worked for PricewaterhouseCoopers LLP. Prior to joining ACE he served as partner-in-charge of the New York Regional Insurance Practice. Mr. Bancroft had been a partner with PricewaterhouseCoopers LLP for ten years.

Robert F. Cusumano was appointed General Counsel and Secretary of ACE in March 2005. Mr. Cusumano joined ACE from the international law firm of Debevoise & Plimpton LLP, where he was a partner and a member of the firm’s Litigation Department from 2003 to 2005. From 1990 to 2003, Mr. Cusumano was a partner with the law firm of Simpson Thatcher and Bartlett.

Paul Medini was appointed Chief Accounting Officer of ACE in October 2003. Mr. Medini joined ACE from PricewaterhouseCoopers LLP, where he was a partner with over 22 years of experience in their insurance industry practice.

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

(a) Our Ordinary Shares, par value $0.041666667 per share, have been listed on the New York Stock Exchange since March 25, 1993.

The following table sets forth the high and low closing sales prices of our Ordinary Shares per fiscal quarters, as reported on the New York Stock Exchange Composite Tape for the periods indicated:

	2005		2004
	High	Low	High	Low
Quarter ending March 31	$47.25	$41.27	$45.25	$41.15
Quarter ending June 30	$45.90	$38.70	$45.74	$39.66
Quarter ending September 30	$47.31	$43.48	$42.64	$37.52
Quarter ending December 31	$56.57	$45.58	$42.75	$33.15

The last reported sale price of the Ordinary Shares on the New York Stock Exchange Composite Tape on March 10, 2006 was $54.93.

(b) The approximate number of record holders of Ordinary Shares as of March 10, 2006 was 2,787.

(c) The following table represents dividends paid per share to shareholders of record on each of the following dates:

Shareholders of Record as of:		Shareholders of Record as of:
March 31, 2005	$0.21	March 31, 2004	$0.19
June 30, 2005	$0.23	June 30, 2004	$0.21
September 30, 2005	$0.23	September 30, 2004	$0.21
December 31, 2005	$0.23	December 31, 2004	$0.21

ACE Limited is a holding company whose principal source of income is investment income and dividends from its operating subsidiaries. The ability of the operating subsidiaries to pay dividends to us and our ability to pay dividends to our shareholders, are each subject to legal and regulatory restrictions. The declaration and payment of future dividends will be at the discretion of the Board of Directors and will be dependent upon the profits and financial requirements of ACE and other factors, including legal restrictions on the payment of dividends and such other factors as the Board of Directors deems relevant. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

(d) The following table provides information with respect to purchases by the Company of its Ordinary Shares during the three months ended December 31, 2005:

Issuer’s Purchases of Equity Securities

Period	Total Number of Shares Purchased**	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan*	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan*
October 1, 2005 through October 31, 2005***	(2,052)	$43.33	—	$250 million
November 1, 2005 through November 30, 2005	5,315	$50.82	—	$250 million
December 1, 2005 through December 31, 2005	5,250	$55.32	—	$250 million
Total	8,513			$250 million

* As part of ACE’s capital management program, in November 2001, the Company’s Board of Directors authorized the repurchase of any ACE issued debt or capital securities including Ordinary Shares, up to $250 million. At December 31, 2005, this authorization had not been utilized.

** For the three months ended December 31, 2005, this columns includes the surrender to the Company of 3,607 Ordinary Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees, the surrender to the Company of 5,782 Ordinary Shares to satisfy the option cost on options exercised and the surrender of 1,176 Ordinary Shares to satisfy the tax withholdings obligations in connection with the exercise of employee stock options.

*** These represent Ordinary Shares surrendered to the Company erroneously (during the quarters ended March 31, 2005 and 2004) and reinstated in October 2005. These were previously reflected as shares purchased in prior periods.

ITEM 6.	Selected Financial Data

The following table sets forth selected consolidated financial data of the Company as of and for the years ended December 31, 2005, 2004, 2003, 2002, and 2001. These selected financial and other data should be read in conjunction with the Consolidated Financial Statements and related notes and with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

For the years ended December 31, (in millions of U.S. dollars, except share, per share data and selected data)	2005	2004	2003	2002	2001
Operations data:
Net premiums earned	$11,748	$11,110	$9,727	$6,904	$6,038
Net investment income	1,264	1,013	900	812	802
Net realized gains (losses)	76	197	265	(489)	(58)
Losses and loss expenses	8,571	7,690	6,167	4,973	4,724
Life and annuity benefits	143	175	182	158	401
Policy acquisition costs and administrative expenses	2,931	2,830	2,539	1,879	1,613
Interest expense	174	183	177	193	199
Other (income) expense	(32)	3	34	36	10
Income tax expense (benefit)	273	286	311	(112)	(89)
Amortization of goodwill	–	–	–	–	82
Income (loss) before cumulative effect	1,028	1,153	1,482	100	(158)
Cumulative effect of adopting a new accounting standard (net of income tax)	–	–	–	–	(23)
Net income (loss)	1,028	1,153	1,482	100	(181)
Dividends on Preferred Shares	(45)	(45)	(26)	–	–
Dividends on Mezzanine equity	–	–	(10)	(26)	(25)
Net income (loss) available to holders of Ordinary Shares	$983	$1,108	$1,446	$74	$(206)
Diluted earnings (loss) per share before cumulative effect of adopting a new accounting standard(1)	$3.31	$3.88	$5.25	$0.27	$(0.88)
Diluted earnings (loss) per share(1)	$3.31	$3.88	$5.25	$0.27	$(0.78)
Balance sheet data (at end of period):
Total investments	$31,922	$26,925	$22,555	$17,555	$15,197
Cash	512	498	559	661	668
Total assets	62,440	56,183	49,317	43,874	37,186
Net unpaid losses and loss expenses	20,458	17,517	14,674	11,988	10,617
Net future policy benefits for life and annuity contracts	510	494	477	433	377
Long-term debt	1,811	1,849	1,349	1,749	1,349
Trust preferred securities	309	412	475	475	875
Total liabilities	50,628	46,338	40,494	37,292	30,863
Mezzanine equity	–	–	–	311	311
Shareholders’ equity	11,812	9,845	8,823	6,271	6,011
Book value per share	$34.81	$32.65	$29.53	$23.87	$23.13
Selected data
Loss and loss expense ratio(2)	74.5%	70.7%	64.6%	73.7%	83.9%
Underwriting and administrative expense ratio(3)	25.1%	25.7%	26.4%	27.5%	28.5%
Combined ratio(4)	99.6%	96.4%	91.0%	101.2%	112.4%
Net loss reserves to capital and surplus ratio(5)	177.5%	182.9%	171.7%	198.1%	182.9%
Weighted average shares outstanding – diluted	297,299,883	285,485,472	275,655,969	269,870,023	233,799,588
Cash dividends per share	$0.90	$0.82	$0.74	$0.66	$0.58

(1) Diluted earnings (loss) per share is calculated by dividing net income (loss) available to holders of Ordinary Shares by weighted average shares outstanding – diluted.

(2) The loss and loss expense ratio is calculated by dividing the losses and loss expenses by net premiums earned excluding life insurance and reinsurance premiums. Net premiums earned for life insurance and reinsurance were $248 million, $226 million, $187 million, $158 million and $406 million for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, respectively.

(3) The underwriting and administrative expense ratio is calculated by dividing the policy acquisition costs and administrative expenses by net premiums earned excluding life insurance and reinsurance premiums.

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

The following is a discussion of our results of operations, financial condition, and liquidity and capital resources as of and for the year ended December 31, 2005. This discussion should be read in conjunction with our Consolidated Financial Statements and related notes presented on pages F-1 to F-66 of this Form 10-K.

The summary financial statements reported in the January 31, 2006 press release were amended to include corrections and reclassifications to the Consolidated Balance Sheet as of December 31, 2005 and the Consolidated Statement of Operations for the year ended December 31, 2005 filed with this Form 10-K. Net income was reduced by $1 million for the year ended December 31, 2005 primarily due to an increase in losses and loss expenses, a reduction of administrative expenses and related income tax impact within the Insurance – North American segment.

Overview

Our long-term business strategy focuses on sustained growth in book value achieved through a combination of underwriting and investment income. By doing so, we provide value to our clients and shareholders through the utilization of our substantial capital base in the insurance and reinsurance markets. ACE’s senior management is well-seasoned in the insurance industry and its attention to operational efficiency, maintaining balance sheet strength, and enforcing strong underwriting and financial discipline across the whole organization has laid the foundation for sustained earnings and book value growth.

As an insurance and reinsurance company, we generate gross revenues from two principal sources, premiums which are usually paid in advance of loss payments, and investment income. Cash flow is generated from premiums collected and investment income received less paid losses and loss expenses, policy acquisition costs and administrative expenses. Invested assets are generally held in liquid, investment grade fixed income securities of relatively short duration. We also invest a small portion of our assets in less liquid or higher risk assets in an attempt to achieve higher risk-adjusted returns. Claims payments in any short-term period are highly unpredictable due to the random nature of loss events and the timing of claims awards or settlements. The value of investments held to pay future claims is subject to market forces such as the level of interest rates, stock market volatility and credit events such as corporate defaults. The actual cost of claims is also volatile based on loss trends, inflation rates, court awards and catastrophes. We believe that our cash balances, our highly liquid investments, credit facilities and reinsurance protection provide sufficient liquidity to meet any unforeseen claim demands that might occur in the year ahead.

ACE is organized along a profit center structure that does not necessarily correspond to corporate legal entities. Profit centers can access various legal entities, subject to licensing and other regulatory rules. Profit centers are expected to generate an underwriting income and appropriate risk-adjusted returns. This corporate structure has facilitated the development of management talent by giving each profit center’s senior management team the necessary autonomy to make operating decisions and create products and coverages needed by its target customer base. ACE is an underwriting company and senior management is focused on delivering underwriting income on a consistent basis. We strive to achieve underwriting income by only writing policies which we believe adequately compensate us for the risk we accept. We will not sacrifice underwriting income for growth. Distinction in service is an additional area of focus and a means to set ACE apart from its competition.

The insurance industry is highly competitive, with many companies including several new entrants, offering similar coverage. The rates, terms and conditions related to the products we offer have historically changed depending on the timing of the insurance cycle. During periods of excess underwriting capacity, as defined by availability of capital, competition can result in lower pricing and less favorable terms and conditions. During periods of reduced underwriting capacity, pricing and terms and conditions are generally more favorable.

Over the past two years, the insurance industry has faced an unprecedented series of natural catastrophes—during 2005, we incurred net catastrophe-related pre-tax charges of $1.3 billion, compared with $510 million in 2004. This has reduced the availability of capital in our industry and caused rate increases on certain lines, particularly in the areas impacted by the natural catastrophes. In order to take advantage of what we believe will be future growth opportunities in both the insurance and reinsurance markets, on October 4, 2005, we completed a public offering of

32.91 million Ordinary Shares, including an over-allotment option of 4.29 million Ordinary Shares (the public offering), at a price per share of $45.58, for net proceeds of approximately $1.5 billion.

Insurance Industry Investigations and Related Matters

Information on the insurance industry investigations and related matters is set forth in Note 7 e) of our Consolidated Financial Statements.

Catastrophe Exposure Management

We have exposure to catastrophic event risks from global insurance and reinsurance writings of property and workers’ compensation and, to a lesser extent, marine, aviation and energy. This potential loss accumulation, caused by either man-made (for example, terrorism, aviation) or natural perils (for example, hurricane, earthquake) is addressed using several different approaches. First, we have established a series of Product Boards to ensure that geographic, product and client exposures are appropriate and meet both account level and portfolio limit guidelines adopted by the Boards. Second, we have a standardized modeling approach across ACE that utilizes a third-party catastrophe simulation software package as the basis for preparing probabilistic estimates of ACE’s potential catastrophic loss. Each unit with catastrophe exposure is required to model, price and manage its catastrophe risk using the output analytics from the software and this output also allows the aggregation of risk within and across business units. We continually examine the reasonableness of the modeling assumptions and their applicability to reflect the catastrophic loss potential of our various businesses. In addition, we maintain minimum data quality standards that must be met in order to quote and bind business. The aggregation of risk across units, products, perils and geography is performed across ACE on a quarterly basis to provide an overall assessment of risk and the results reviewed by senior management each quarter. Management maintains a prudent level of risk through a series of related accumulation thresholds that cap the net retention from single or multiple events; the probability of exhaustion of core catastrophe reinsurance programs, and the net catastrophe loss relative to tangible capital (shareholders’ equity less goodwill). Third, where the risk / return economics are effective, reinsurance is purchased from reinsurers of appropriate quality and security to protect the business unit level from accumulations arising either within product, peril or business unit or across a combination thereof such that the aggregate risk from a catastrophe loss is appropriate to the unit’s capital structure. Despite the above controls there remains uncertainty about the characteristics, timing and extent of insured loss given the nature of catastrophes.

Catastrophe Loss Charges

During 2005, we incurred net catastrophe-related pre-tax charges of $1.3 billion, primarily associated with Hurricanes Katrina, Rita and Wilma. In 2004, we incurred net catastrophe-related pre-tax charges of $510 million primarily associated with hurricanes which struck the Caribbean and the U.S.

On August 29, 2005, Hurricane Katrina, a Category 4 storm, struck the Gulf Coast of the United States. The hurricane and the subsequent flooding caused by the failure of the levee system in New Orleans produced significant losses. Due to the size and complexity of the storm and flooding, total covered losses for the insurance industry remain hard to predict, however, industry sources have estimated that the losses arising out of Hurricane Katrina will result in the largest insured loss in history. ACE’s Hurricane Katrina losses were $598 million after tax, reinstatement premiums and premiums earned on multi-year contracts. Hurricane Rita struck the Gulf Coast of the United States as a Category 3 hurricane on September 24, 2005. ACE’s Hurricane Rita losses were $165 million after tax, reinstatement premiums and premiums earned on multi-year contracts. Hurricane Wilma, a category 4 storm, initially struck Mexico’s Yucatan Peninsula and then Florida in late October. ACE’s Hurricane Wilma losses were $251 million after tax, reinstatement premiums and premiums earned on multi-year contracts. Also included in 2005 are losses associated with Hurricanes Dennis and Ophelia, Typhoon Nabi and European floods, which totaled $35 million, after tax and reinstatement premiums.

These amounts were based on ground-up reviews of a substantial majority of our in-force direct policies and internal modeling of our in-force reinsurance policies we believe to be affected, together with information from our insureds and cedents which is still being received and evaluated. Actual losses may vary materially from these amounts as a result of, among other things, the receipt of additional information from insureds or brokers, the attribution of losses to coverages that, for the purpose of our calculations, we assumed would not be exposed and inflation in repair costs due to the limited availability of labor and materials. In addition, our Hurricane Katrina and Hurricane Rita losses are subject to a high level of uncertainty due to extremely complex and unique causation and coverage issues associated with the events, including the attribution of losses to wind or flood damage or other perils, potential legal and regulatory developments related to potential losses, as well as inflation in repair costs due to the limited availability of labor and materials due in part to the size and proximity in time and distance of the two hurricanes. We expect that these issues may become subject to litigation by state attorneys general and private parties and will not be resolved for a considerable period of time. As a result, although we believe our reserves for these events are adequate, both industry wide insured losses and our losses from Hurricanes Katrina and Rita may ultimately be materially greater or lower than our initial reported losses and any additional losses could have a further material adverse impact on our financial results.

The following tables show the impact of catastrophe charges on each of our operating segments in 2005 and 2004. This information is based on currently available information derived from modeling techniques, industry assessments of exposure and claims information obtained from our clients and brokers. Actual losses from these events may vary materially from our estimates due to the inherent uncertainties in making such determinations resulting from several factors, including the potential inaccuracies and inadequacies in the data provided by clients and brokers, the modeling techniques and the application of such techniques, as well as the high frequency of recent catastrophic events and the effects of any resultant demand surge on claims activity.

2005 Catastrophe Loss Charges – By Event (in millions of U.S. dollars)	Insurance – North American	Insurance – Overseas General	Global Reinsurance	Consolidated P&C	Financial Services	Total
Gross loss						$2,954
Net loss
First Quarter Storms	$–	$–	$3	$3	$–	$3
Hurricane Dennis	12	2	12	26	–	26
Hurricane Katrina	180	86	335	601	195	796
Hurricane Rita	55	50	89	194	15	209
Hurricane Wilma	70	63	152	285	30	315
Other (1)	–	–	10	10	–	10
Total	$317	$201	$601	$1,119	$240	$1,359
Reinstatement premiums (earned) expensed (net)	$76	$38	$(46)	$68	$–	$68
Premiums earned on multi-year contracts (net)	–	–	–	–	(148)	(148)
Total impact before income tax	$393	$239	$555	$1,187	$92	$1,279
Income tax benefit	(128)	(71)	(31)	(230)	–	(230)
Total impact after income tax	$265	$168	$524	$957	$92	$1,049
Effective tax rate	33%	30%	6%	19%	–%	18%

(1) Includes Hurricane Ophelia, Typhoon Nabi and European floods.

2004 Catastrophe Loss Charges – By Event (in millions of U.S. dollars)	Insurance – North American	Insurance – Overseas General	Global Reinsurance	Consolidated P&C	Financial Services	Total
Gross loss						$909
Net loss
Hurricane – Charley	$31	$–	$64	$95	$–	$95
Hurricane – Frances	22	6	65	93	5	98
Hurricane – Ivan	40	20	71	131	5	136
Hurricane – Jeanne	33	18	71	122	1	123
Typhoons	–	9	30	39	–	39
Other	–	–	8	8	–	8
Total	$126	53	309	488	11	499
Reinstatement premiums (earned) expensed (net)	$13	$13	$(15)	$11	$–	$11
Total impact before income tax	$139	66	294	499	$11	$510
Income tax benefit	(41)	$(21)	$(11)	$(73)	–	(73)
Total impact after income tax	$98	$45	$283	$426	$11	$437
Effective tax rate	29%	32%	4%	15%	–	14%

Sale of Financial and Mortgage Guaranty Business through Assured Guaranty Ltd.

On April 28, 2004, we sold 65.3 percent of our financial and mortgage guaranty reinsurance and insurance businesses through the initial public offering (IPO) of 49 million common shares of Assured Guaranty Ltd. (Assured Guaranty). Immediately, subsequent to the completion of the IPO, we beneficially owned 26 million common shares or 34.7 percent of Assured Guaranty’s outstanding common shares and, accordingly, no longer consolidate our interest in the Assured Guaranty companies. We account for our retained interest under the equity method and reflect the value of our investment in “Investments in partially-owned insurance companies” within our consolidated balance sheet and the proportionate share of earnings reflected in “Other (income) expense” within our consolidated statement of operations.

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

• reinsurance recoverable, including our provision for uncollectible reinsurance;

• impairments to the carrying value of our investment portfolio;

• the valuation of deferred tax assets;

• the fair value of certain derivatives;

• the valuation of goodwill; and

• assessment of risk transfer for certain structured insurance and reinsurance contracts.

We believe our accounting policies for these items are of critical importance to our Consolidated Financial Statements. The following discussion provides more information regarding the estimates and assumptions required to arrive at these amounts and should be read in conjunction with the sections entitled: Unpaid Losses and Loss Expenses, Asbestos and Environmental and Other Run-off Liabilities, Reinsurance, Investments, Net Realized Gains (Losses) and Other Income and Expense Items.

Unpaid losses and loss expenses

As an insurance and reinsurance company, we are required, by applicable laws and regulations and U.S. GAAP, to establish loss and loss expense reserves for the estimated unpaid portion of the ultimate liability for losses and loss expenses under the terms of our policies and agreements with our insured and reinsured customers. The estimate of the unpaid liabilities includes provision for claims that have been reported but unpaid at the balance sheet date (case reserves) and for future obligations from claims that have been incurred but not reported (IBNR) at the balance sheet date. The loss reserve also includes an estimate of expenses associated with processing and settling these unpaid claims (loss expenses). At December 31 2005, our unpaid losses and loss expense reserve was $35 billion. With the exception of certain structured settlements, for which the timing and amount of future claim payments are reliably determinable, our loss reserves are not discounted for time value. In connection with such structured settlements, we carry reserves of $121 million.

The process of establishing loss reserves for property and casualty claims can be complex and is subject to considerable variability as it requires the use of informed estimates and judgments based on circumstances known at the date of accrual. These estimates and judgments are based on numerous factors, and may be revised as additional experience and other data become available and are reviewed, as new or improved methodologies are developed or as current laws change. Hence, ultimate loss payments will differ from the estimate of the ultimate liability made at the balance sheet date. Changes to our previous estimates of prior year loss reserves can impact the reported calendar year underwriting results by reducing our reported results if the prior year reserves prove to be deficient or improving our reported results if the prior year reserves prove to be redundant. The potential for variation in loss reserves is impacted by numerous factors, which we explain below.

We establish loss and loss expense reserves for all of the insurance and reinsurance business that we write and have actuarial staff within each of our operating segments who analyze insurance reserves and regularly evaluate the levels of loss reserves, taking into consideration factors that may impact the ultimate value of the losses. When we establish loss reserves at each balance sheet date, we must make an estimate of IBNR for which there is limited information. As a result, historical experience and other statistical information are used to project the ultimate claims cost. To determine the reserves for a particular line of business, we may perform one or more reserving methods to estimate ultimate losses and loss expenses and select from these a single point estimate. These methods may include, but are not necessarily limited to, extrapolation of our reported and paid losses based on previous experience, application of industry loss development patterns to our reported or paid losses, or expected loss ratios developed by management based on prior company and industry experience. The underlying judgments and assumptions that may be incorporated into these actuarial projection models include, but are not necessarily limited to, adjustments of the historical data to exclude the potential distorting effect on the loss projections arising from catastrophe claims or other major claims with unusual features, the derivation and selection of factors used to project claims from known to ultimate cost using data with limited or volatile historical loss experience, adjustments to actuarial models and related data for known business changes, such as changes in coverage provided by insurance contracts or business mix, and the potential impact of recent or pending litigation on future claim settlements.

Our reserves are established as management’s best estimate of the provision for future unpaid claims. Each product line has an actuarial reserve review performed and a best estimate established at the review’s conclusion following the evaluation of one or more estimates developed during the review. The process to select the best estimate, when more than one estimate is available, may differ across lines of business. However, the objective of such a process is to determine a single best estimate that we believe represents a better estimate than any other. Such an estimate is viewed to support the most likely outcome of ultimate loss settlements and is determined based on several factors, including but not limited to, the segmentation of data to provide sufficient homogeneity and credibility for loss projection methods to apply, the extent of historical data and reliance on such data or industry data within the underlying reserve methodology, the historical variability of loss estimates compared with actual loss experience for the product line or comparable product lines, and nature and extent of underlying assumptions. Depending on the facts and circumstances of each product line, the determination of a single best estimate may be accomplished by selecting a single point estimate when one estimate is determined to reflect a “better” estimate than the other point estimates or using a probability weighted average approach when more than one estimate is viewed to be reasonable. For example, an actuary may select loss reserves developed using an incurred loss development approach instead of a paid loss development approach as the best estimate when reported losses are viewed to be a more credible indication of the ultimate loss compared with paid losses. The actuaries’ evaluation process to determine a best estimate involves collaboration with underwriting, claims, legal and finance departments and culminates with the input of reserve committees. Each business unit reserve committee includes the participation of the relevant parties from actuarial, finance, claims and executive management and has the responsibility for finalizing and approving the point estimate to be used as our best estimate. Reserves are further reviewed by ACE’s Chief Actuary and senior management.

We do not calculate a range of loss reserve estimates for our individual loss reserve studies. Actuarial ranges are not a true reflection of the potential volatility between loss reserves estimated at the balance sheet date and the ultimate settlement of losses. This is due to the fact that an actuarial range is developed based on known events as of the valuation date whereas actual volatility or prior period development has historically been reported in subsequent Consolidated Financial Statements, in part from events and circumstances that were unknown as of the original valuation date. We do believe, however, that while our recorded reserves are reasonable and represent management’s best estimate for each individual study, based on known events, our total recorded loss reserves at December 31, 2005, are unlikely to vary by more than ten percent of the recorded amounts, either positively or negatively, based on actual claims emergence over the last several years, excluding A&E development. Historically, including A&E reserve charges, our reserves have developed in excess of ten percent of recorded amounts. Refer to “Analysis of Losses and Loss Expense Development”, under Item 1 for a summary of historical volatility between estimated loss reserves and ultimate loss settlements.

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

Long-tail business, such as casualty coverages

Long-tail business describes lines of business for which specific losses may not be known for some period and losses take much longer to emerge. This includes most casualty lines such as general liability, directors and officers liability (D&O) and workers’ compensation. There are many factors contributing to the uncertainty and volatility of long-tail business. Among these are:

• Given the recent expansion of this business, our historical experience is often too immature to place reliance upon for reserving purposes. Instead, particularly for newer lines of business, reserve methods are based on industry loss ratios or development patterns that reflect the nature and coverage of the underwritten business and its future development. For new or growing lines of business, actual loss experience is apt to differ from industry loss statistics that are based on averages as well as loss experience of previous underwriting years;

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

We continually evaluate our reserve estimates taking into account new information and discussion and negotiation with our insureds. We estimate the ultimate loss amounts by projecting losses as of the valuation date using loss development patterns derived from historical data. In addition, a tail factor is applied to the projected loss amount to reflect further potential development beyond the period of historical record. While we believe our reserve for unpaid losses and loss expenses at December 31, 2005 is adequate, new information or trends, such as judicial action broadening the scope of coverage or expanding liability, may lead to future developments in ultimate losses and loss expenses significantly greater or less than the reserve provided, which could have a material adverse effect on future operating results. Particularly significant variables for which a change in assumption could have a material effect on unpaid losses and loss expenses include, but are not limited to, the following:

Insurance – North American

Given the long reporting and paid development pattern, the tail factors used to project actual current losses to ultimate losses for claims covered by our middle market workers’ compensation policies require considerable judgment that could be material to consolidated losses and loss expense reserves. Specifically, a one percent change in the tail factor could cause approximately a $51 million change, either positively or negatively, for the selected net loss and loss expense ultimate for that segment. We believe that our selected tail factors represent the most likely loss development based on historical loss payment patterns of this and other comparable long-tail lines of business as well as the current legal and economic environment. The actual tail factor could vary by several percentage points from the tail factor selected. Because tail factors are stated in terms of decimals (e.g., 1.125) and often, the actuary’s choice regarding reasonably supportable tail factors range within percentages of each other, the realistic change in tail factors can be expressed in percentage points.

Our ACE Bermuda operations write predominantly high excess liability coverage on an occurrence-first-reported basis (typically with attachment points in excess of $300 million and limits of $100 million gross), and D&O and other professional-liability coverage on a claims-made basis (generally with gross limits of $50 million or less). Claims development for this business can vary significantly for individual claims and historically could vary by as much as $50 million per claim for professional liability and $100 million per claim for excess liability depending on the nature of the loss.

Insurance – Overseas General

Certain international long tail lines, such as casualty and professional lines, are particularly susceptible to changes in loss trend and claim inflation. Heightened perceptions of tort and settlement awards around the world are increasing the demand for these products as well as contributing to the uncertainty of the reserving estimates. Our reserving methods rely heavily on loss development patterns estimated from historical data and while we attempt to adjust such factors for known changes in the current tort environment, it is possible that such factors may not entirely reflect all recent trends in tort environments. For example, the lengthening by six months of our selected loss development patterns used to project current losses to ultimate loss estimates could increase reserve estimates on long tail casualty and professional lines by approximately $200 million.

Global Reinsurance

Typically there is inherent uncertainty around the length of paid and reporting development patterns, especially for certain casualty lines such as excess workers’ compensation or general liability, which may take up to 30 years to fully develop. This uncertainty is accentuated by the need to supplement client development patterns with industry development patterns as justified by the credibility of the data. The underlying source and selection of the final development pattern can thus have a significant impact on the selected net loss and loss expense ultimate. For example, a ten percent slowing or quickening of the development pattern for US long-tail lines could cause the ultimate loss derived by the reported Bornhuetter-Ferguson method for these lines to change by as much as four percent, or $46 million.

Asbestos and Environmental Reserves (A&E)

Included in our liabilities for losses and loss expenses are liabilities for asbestos and environmental claims and expenses (A&E). These claims are principally related to claims arising from remediation costs associated with hazardous waste sites and bodily-injury claims related to exposure to asbestos products and environmental hazards. The estimation of these liabilities is particularly sensitive to the recent legal environment, including specific settlements that may be used as precedents to settle future claims.

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

Refer to “Asbestos and Environmental and Other Run-off Liabilities” for more information.

Reinsurance recoverable

Reinsurance recoverable includes the balances due to us from reinsurance companies for paid and unpaid losses and loss expenses, and are presented net of a provision for uncollectible reinsurance. The provision for uncollectible reinsurance is determined based upon a review of the financial condition of the reinsurers and other factors. We determine the reinsurance recoverable on unpaid losses and loss expenses using actuarial estimates as well as a determination of our ability to cede unpaid losses and loss expenses under existing reinsurance contracts.

The recognition of a reinsurance recoverable asset requires two key judgments. The first judgment involves our estimation of the amount of gross reserves and the percentage of which shall be ceded to reinsurers. Ceded IBNR, which is a major component of the reinsurance recoverable on unpaid losses and loss expenses, is generally developed as part of our loss reserving process and consequently, its estimation is subject to similar risks and uncertainties as the estimation of gross IBNR (see “Critical Accounting Estimates – Unpaid losses and loss expenses”). The second judgment involves our estimate of the amount of the reinsurance recoverable balance that we may ultimately be unable to recover from reinsurers due to insolvency, contractual dispute, or for other reasons. Amounts estimated to be uncollectible are reflected in a provision that reduces the reinsurance recoverable asset and, in turn, shareholders’ equity. Changes in the provision for uncollectible reinsurance are reflected in net income. At December 31, 2005, the net reinsurance recoverable balance was $15.5 billion and included $15.1 billion of reinsurance recoverable on unpaid losses and loss expenses, less a provision for uncollectible reinsurance of $451 million. The net unpaid recoverables consist of ceded IBNR of $8.7 billion and ceded case reserves of $5.9 billion. Also included are $1.2 billion of reinsurance recoverable on paid loss and loss adjustment expenses, less a provision for uncollectible reinsurance of $336 million. At December 31, 2005, $3.4 billion (22 percent) of our $15.5 billion of net reinsurance recoverable was either rated below A- or not rated. We have approximately $1.0 billion of useable collateral against the $3.4 billion. Additionally, the $3.4 billion includes $520 million related to structured settlements, which are primarily annuities purchased from life insurance companies for the purpose of settling workers’ compensation claims. These are not subject to disputes.

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

To estimate the provision for uncollectible reinsurance, the reinsurance recoverable must first be determined for each reinsurer. This determination is based on a process rather than an estimate, although an element of judgment must be applied. As part of this process, ceded IBNR is allocated by reinsurance agreement, and then by reinsurer, because ceded IBNR is not generally calculated on an agreement-by-agreement basis. The allocations are generally based on premiums ceded under reinsurance agreements, as adjusted for actual loss experience and historical relationships between gross and ceded losses. If actual experience varies materially from historical experience, including that used to determine ceded premium, the allocation of reinsurance recoverable by reinsurer will change. While such change is unlikely to result in a large percentage change in the provision for uncollectible reinsurance, it could, nevertheless, have a material effect on our net income in the period recorded.

Generally, we use a default analysis to estimate uncollectible reinsurance. The primary components of the default analysis are reinsurance recoverable balances by reinsurer, net of collateral, and default factors used to estimate the probability that the reinsurer may be unable to meet its future obligations in full. The definition of collateral for this purpose requires some judgment and is generally limited to assets held in an ACE only beneficiary trust, letters of credit, and liabilities held by us with the same legal entity for which we believe there is a right of offset. We do not currently include multi-beneficiary trusts. However we have several reinsurers that have established multi-beneficiary trusts for which certain ACE companies are beneficiaries. The determination of the default factor is principally based on the financial strength rating of the reinsurer and a default factor applicable to the financial strength rating. Default factors require considerable judgment and are determined using the current financial strength rating, or rating equivalent, of each reinsurer as well as other key considerations and assumptions. The more significant considerations and assumptions include, but are not necessarily limited to, the following:

• For reinsurers that maintain a financial strength rating from a major ratings agency, and for which recoverable balances are considered representative of the larger population (i.e., default probabilities are consistent with similarly rated reinsurers and payment durations conform to averages), the judgment exercised by management to determine the provision for uncollectible reinsurance of each reinsurer is typically limited because the financial rating is based on a published source and the default factor we apply is based on a default factor of a major ratings agency applicable to the particular rating class. Default factors applied for financial ratings of AAA, AA, A, BBB, BB, B, CCC, are 0.5 percent, 1.2 percent, 1.9 percent, 4.7 percent, 9.6 percent, 23.8 percent, and 49.7 percent, respectively. Because the model we use is predicated on the default factors of a major ratings agency, we do not generally consider alternative factors. However, when a recoverable is expected to be paid in a brief period of time by a highly rated reinsurer, such as certain property catastrophe claims, a default factor may not be applied.

• For balances recoverable from reinsurers that are both unrated by a major rating agency and for which management is unable to determine a credible rating equivalent based on a parent, affiliate or peer company, we determine a rating equivalent based on an analysis of the reinsurer that considers an assessment of the creditworthiness of the particular entity, industry benchmarks, or other factors as considered appropriate. We then apply the applicable default factor for that rating class. For balances recoverable from unrated reinsurers for which our ceded reserve is below a certain threshold, we generally apply a default factor of 25 percent.

• For balances recoverable from reinsurers that are either insolvent or under regulatory supervision, we establish a default factor and resulting provision for uncollectible reinsurance based on specific facts and circumstances surrounding each company. Upon initial notification of an insolvency, we generally recognize expense for a substantial portion of all balances outstanding, net of collateral, through a combination of write-offs of recoverable balances and increases to the provision for uncollectible reinsurance. When regulatory action is taken on a reinsurer, we generally recognize a default factor by estimating an expected recovery on all balances outstanding, net of collateral. When sufficient information becomes available from managers of the reinsurer, we adjust the provision for uncollectible reinsurance by establishing a default factor pursuant to information received.

• For other recoverables management determines the provision for uncollectible reinsurance based on the specific facts and circumstances of that dispute.

The following table summarizes reinsurance recoverables and the provision for uncollectible reinsurance for each type of recoverable balance at December 31, 2005.

(in millions of U.S. dollars)	Total Reinsurance Recoverables	Recoverables (Net of Usable Collateral)	Provision for Uncollectible Reinsurance
Type
Reinsurers with credit ratings	$12,333	$11,569	$248
Reinsurers not rated	1,045	909	225
Reinsurers under supervision and insolvent reinsurers	494	470	294
Other - structured settlements, pools and Captives	2,378	1,546	20
Total	$16,250	$14,494	$787

At December 31, 2005, the use of different assumptions within the model could have a material effect on the provision for uncollectible reinsurance reflected in our Consolidated Financial Statements. To the extent the creditworthiness of our reinsurers were to deteriorate due to an adverse event affecting the reinsurance industry, such as a large number of major catastrophes, actual uncollectible amounts could be significantly greater than our provision for uncollectible reinsurance. Such an event could have a material adverse effect on our financial condition, results of operations, and our liquidity. Given the various considerations used to estimate our uncollectible provision, we cannot precisely quantify the effect a specific industry event may have on the provision for uncollectible reinsurance. However, based on the composition (particularly the average credit quality) of the reinsurance recoverable balance at December 31, 2005, we estimate that a ratings downgrade of one notch for all rated reinsurers (e.g. from A to A- or A- to BBB+) could increase our provision for uncollectible reinsurance by approximately $200 million, assuming no other changes relevant to the calculation. While a rating downgrade would result in an increase in our provision for uncollectible reinsurance and a charge to earnings in that period, a downgrade in and of itself does not imply that we will not ultimately collect all of the ceded reinsurance recoverable from the reinsurers in question. Refer to “Reinsurance” for more information.

Investments

Our fixed maturity investments are classified as either “available for sale” or “held to maturity”. Our available for sale portfolio is reported at fair value with changes in fair value reflected in shareholders’ equity as a separate component of accumulated other comprehensive income. Fair value is determined using the quoted market price of these securities provided by either independent pricing services, or when such prices are not available, by reference to broker or underwriter bid indications. We regularly review our impaired investments (i.e., those debt securities in which fair value is below amortized cost or those equity securities in which fair value is below cost) for a possible other-than-temporary impairment. If we believe a decline in the value of a particular investment is temporary, we record the decline as an unrealized loss in our shareholders’ equity. If we believe the decline is “other-than-temporary”, we write down the book value of the investment and record a realized loss in our consolidated statement of operations. An impairment is considered other-than-temporary unless we have the ability and intent to hold the investment to recovery of fair value up to the cost of the investment, and evidence indicating the cost of the investment is recoverable within a reasonable period outweighs evidence to the contrary. The determination as to whether or not the decline is “other-than-temporary” principally requires the following critical judgments: i) the circumstances that require management to make a specific assessment as to whether or not the decline is “other-than-temporary”, such as the time period an investment has been in a loss position and the significance of the decline; and ii) for those securities to be assessed, whether we have the ability and intent to hold the security through an expected recovery period, absent a significant change in facts that is expected to have a material adverse effect on either the financial markets or the financial position of the issuer.

With respect to securities where the decline in value is determined to be temporary and the security’s value is not written down, a subsequent decision may be made to sell that security and realize a loss. Subsequent decisions on security sales could be made based on changes in liquidity needs (i.e., arising from a large insured loss such as a catastrophe), internal risk management considerations, the financial condition of the issuer or its industry, market conditions, and new investment opportunities. Day to day management of the majority of our investment portfolio is outsourced to third party investment managers. While these investment managers may, at a given point in time, believe that the preferred course of action is to hold securities with unrealized losses until such losses are recovered, the dynamic nature of portfolio management may result in a subsequent decision to sell the security and realize the loss based upon new circumstances such as those related to the changes described above. We believe that subsequent decisions to sell such securities are consistent with the classification of the majority of our portfolio as available for sale. The gross unrealized loss at December 31, 2005, for all securities in a loss position was $239 million.

Because our investment portfolio is the largest component of consolidated assets and a multiple of shareholders’ equity, adverse changes in economic conditions subsequent to the balance sheet date could result in other-than-temporary impairments that are material to our financial condition and operating results. Such economic changes could arise from overall changes in the financial markets, specific changes to industries, companies, or foreign governments in which we maintain relatively large investment holdings. Further, an increase in interest rates could result in an increased number of fixed maturities for which we cannot support the intent to hold to recovery. More information regarding our process for reviewing our portfolio for possible impairments can be found in the section entitled “Net Realized Gains (Losses)”.

Deferred tax assets

Many of our insurance businesses operate in income tax paying jurisdictions. We provide for income taxes in accordance with the provisions of FAS No. 109, “Accounting for Income Taxes”. Our deferred tax assets and liabilities primarily result from temporary differences between the amounts recorded in our Consolidated Financial Statements and the tax basis of our assets and liabilities. We determine deferred tax assets and liabilities separately for each tax-paying component (an individual entity or group of entities that is consolidated for tax purposes) in each tax jurisdiction.

At December 31, 2005, our net deferred tax asset was $1.3 billion. (See Note 15 of the Consolidated Financial Statements for more information). At each balance sheet date, management assesses the need to establish a valuation allowance that reduces deferred tax assets when it is more likely than not that all, or some portion, of the deferred tax assets will not be realized. The valuation allowance is based on all available information including projections of future taxable income from each tax-paying component in each tax jurisdiction, principally derived from business plans and available tax planning strategies. Projections of future taxable income incorporate several assumptions of future business and operations that are apt to differ from actual experience. If, in the future, our assumptions and estimates that resulted in our forecast of future taxable income for each tax-paying component proves to be incorrect, an additional valuation allowance could become necessary. This could have a material adverse effect on our financial condition, results of operations and liquidity. At December 31, 2005, the valuation allowance of $87 million (including $29 million with respect to foreign tax credits) reflects management’s assessment that it is more likely than not that a portion of the deferred tax asset will not be realized due to the inability of certain foreign subsidiaries to generate sufficient taxable income or the inability to utilize foreign tax credits.

Derivatives

FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133) establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. FAS 133 requires that all derivatives be recognized as either assets or liabilities on the consolidated balance sheet and be measured at fair value, with changes in fair value reflected in our net income. Our principal participation in derivative instruments is as follows:

i) To sell protection to customers as either the writer of a derivative financial instrument or an insurance or reinsurance contract that meets the definition of a derivative under FAS 133. For 2005 and 2004, the reinsurance of guaranteed minimum income benefits (GMIBs) in our life reinsurance operation was our primary product falling into this category. We believe that the most meaningful presentation of these derivatives is to reflect cash inflows or revenue as net premiums earned, and to record estimates of future cash outflows as incurred losses. When we determine that a future cash payment is probable, we establish reserves for the loss. Other components of fair value are reflected in other assets or other liabilities in the balance sheet and related changes in fair value reflected in net realized gains (losses) in the income statement. We generally hold these derivative contracts to maturity. Where we hold a derivative to maturity, the cumulative unrealized gains and losses will net to zero if we incur no losses on that contract. Refer to Note 6(c) to our Consolidated Financial Statements for a description of this product and related accounting treatment; and

ii) To mitigate our own financial risks, principally arising from our investment holdings, products sold, or assets and liabilities held in foreign currencies. For these instruments, changes in assets or liabilities measured at fair value are recorded as net realized gains or losses in the consolidated income statement. Derivative instruments used for this purpose include interest rate futures, equity futures based on the Standard & Poor’s (S&P) Index, options, interest rate swaps and foreign currency forward contracts primarily to manage duration and foreign currency exposure, enhance our portfolio yield or obtain an exposure to a particular financial market. In addition, as part of our investing activities, we purchase “to be announced mortgage backed securities” (TBAs), which are derivatives. Open derivatives as of the balance sheet date are reported at fair value based on market quotes or valuations provided to us by third party investment managers using market data. During 2005, 2004 and 2003, we did not designate any such derivatives as accounting hedges.

The fair value of derivative instruments depends on a number of factors including changes in interest rates, changes in equity markets, changes in credit markets and for GMIB reinsurance, changes in the allocation of investments underlying annuitant account value. Where available, we use quoted market prices to determine the fair value of these instruments. If the quoted prices are not available, the fair value is estimated using valuation models for each type of instrument. Internal valuation models include the use of management estimates and current market information. These models may be developed by third parties or internally based on market conventions for similar transactions, depending on the circumstances. These models and related assumptions are continuously reevaluated by management and enhanced, as appropriate, based upon improvements in modeling techniques and availability of more timely market information, such as market conditions and demographics of in-force annuities. Due to the inherent uncertainties of the assumptions used in the valuation models to determine the fair value of these derivative products, actual experience may differ from the estimates reflected in the Consolidated Financial Statements, and the differences may be material. Refer to Item 7A for a more detailed discussion of the sensitivity of our GMIB products to market factors.

Fair value adjustments attributed to all our derivative transactions are included in our net realized gains (losses). With respect to derivatives sold, we recorded a net realized gain of $29 million and a net realized loss of $13 million in 2005 and 2004, respectively. In 2005 and 2004, the net realized gains included $18 million and $10 million for GMIB reinsurance, respectively. In 2004, the change in fair value was related to many factors, including a loss of approximately $25 million related to the reversal of unrealized gains upon the termination of several credit default swaps and the sale of Assured Guaranty. In 2003, we held a few other, relatively illiquid, index-based derivative instruments that were reported at fair value. In early 2004, these contracts were terminated at a gain in conjunction with the sale of Assured Guaranty. Refer to “Net Realized Gains (Losses)” for more information.

Goodwill

Goodwill, which represents the excess of the cost of our acquisitions over the tangible net assets we acquired, was $2.7 billion at December 31, 2005. The ACE INA acquisition comprises approximately 80 percent of this balance. FAS 142, “Goodwill and Other Intangible Assets”, primarily addresses accounting for goodwill and intangible assets subsequent to their acquisition. Pursuant to FAS 142, goodwill is not amortized to income but instead, is subject to a periodic evaluation of impairment. It is our policy to test goodwill as well as other intangible assets for other than temporary impairments on an annual basis. Goodwill is assigned to applicable reporting units of acquired entities based on goodwill recognized at acquisition. Impairment tests are performed annually for each acquired entity giving rise to goodwill. The most significant reporting units are the domestic and international divisions of ACE INA, which were acquired in 1999; ACE Tempest Re’s catastrophe businesses acquired in 1996 and 1998; and Tarquin Limited acquired in 1998. There are other reporting units that resulted from smaller acquisitions that are also assessed annually. The transitional impairment test of goodwill determined that there was no impairment in goodwill in 2002. In our impairment tests, we principally use both an earnings model, that includes relevant financial data of comparable companies to the reporting unit being tested, such as the relationship of price to book value for recent transactions and market valuations of publicly traded companies, and an estimation of fair value based on present value of estimated net cash flows. We must assess whether the current fair value of our operating units is at least equal to the fair value used in the determination of goodwill. In doing this, we make assumptions and estimates about the profitability attributable to our operating segments, as this is important in assessing whether an impairment has occurred. As part of our ongoing management assessments, we regularly analyze our operating companies in an effort to maximize future cash flows and profitability. During 2005, we completed the sale of a wholly-owned service company which, at the time of the sale, was carrying goodwill of $4 million on their financial statements. In addition, goodwill increased by $7 million due to the acquisition of the remaining 49 percent minority interest in a company which is now owned 100 percent by ACE. In 2004, we recorded a goodwill impairment of $13 million primarily as a result of a review conducted during the first quarter which led to a write-down of goodwill relating to our Lloyd’s life syndicate. If, in the future, our assumptions and estimates made in assessing the fair value of acquired entities prove to be incorrect, goodwill carried on our balance sheet could be materially overstated. This would cause us to write-down the carrying value of goodwill, resulting in a charge to earnings in the period recorded. Accordingly, this could have a material adverse effect on our results of operations in the period the charge is taken.

In 2002, we purchased approximately 22 percent of a Chinese insurance company, Huatai Insurance Company (Huatai). We account for our ownership interest in Huatai under the equity method of accounting. At December 31, 2005, our carrying value for this investment is approximately $149 million, which includes goodwill of approximately $97 million. Based on Huatai’s current business plan and the current state of the Chinese insurance market, we have determined that our investment in Huatai, inclusive of goodwill, is not impaired at December 31, 2005.

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

Reinsurance and insurance contracts that include both significant risk sharing provisions, such as adjustments to premiums or loss coverage based on loss experience, and relatively low policy limits as evidenced by a high proportion of maximum premium assessments to loss limits, can require considerable judgment to determine whether or not risk transfer requirements are met. For such contracts, often referred to as finite or structured products, we require that risk transfer be specifically assessed for each contract by developing expected cash flow analyses at contract inception. To support risk transfer, the cash flow analyses must support the fact that a significant loss is reasonably possible, such as a scenario in which the ratio of the net present value of losses divided by the net present value of premiums equals or exceeds 110 percent. For purposes of cash flow analyses, we generally use a risk-free rate of return consistent with the expected average duration of loss payments. In addition, to support insurance risk, we must prove the reinsurer’s risk of loss varies with that of the reinsured and/or support various scenarios under which the assuming entity can recognize a significant loss.

To ensure risk transfer requirements are routinely assessed, quantitative risk transfer analyses and memoranda supporting risk transfer are developed by underwriters for all structured products. Furthermore, throughout 2004, such assessments were reviewed and approved by Corporate Accounting. Beginning in December 2004, we formed a Structured Transaction Review Committee that has the responsibility of both reviewing risk transfer assessments and other relevant accounting matters for our structured products.

With respect to ceded reinsurance, we entered into a few multi-year excess of loss retrospectively-rated contracts, principally in 2002, which provided coverage during 2004 and 2003. These contracts principally provide severity protection for specific product divisions. Because traditional one-year reinsurance coverage had become relatively costly, these contracts were generally entered into to secure a more cost effective reinsurance program. All of these contracts transferred risk and have been accounted for as reinsurance. In addition, we maintain a few aggregate excess of loss reinsurance contracts that were principally entered into prior to 2003, such as the National Indemnity Company (NICO) contracts referred to in the section entitled, “Asbestos and Environmental Liabilities”. In 2002, we commenced a policy to discontinue the purchase of all finite reinsurance contracts, at both the corporate and product division level. Subsequent to the ACE INA acquisition, we have not purchased any retroactive ceded reinsurance contracts.

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

A significant portion of ACE Tempest Re USA’s business is written through quota share treaties (approximately $502 million of net premiums earned in 2005, comprised of $324 million of first dollar quota share treaties and $178 million of excess quota share treaties), some of which are categorized as structured products (approximately $98 million of net premiums earned in 2005). Structured quota share treaties typically contain relatively low aggregate policy limits, a feature that reduces loss coverage in some manner, and a profit sharing provision. Accounting standard setters for both GAAP and statutory reporting are currently contemplating risk transfer matters as well as accounting models that could ultimately require the bifurcation of structured quota share, and perhaps other quota share contracts not currently categorized as structured, into a reinsurance and financing component. New guidance in this area has the potential to have a significant impact on the amount of premiums and losses recognized under these contracts.

Results of Operations – Years Ended December 31, 2005, 2004 and 2003

The discussions that follow include tables, which show both our consolidated and segment operating results for the three years ended December 31, 2005, 2004 and 2003. In presenting our segment operating results, we have discussed our performance with reference to underwriting results, which is a non-GAAP measure. We consider this measure, which may be defined differently by other companies, to be important in understanding our overall results of operations. Underwriting results are calculated by subtracting losses and loss expenses, life and annuity benefits, policy acquisition costs and administrative expenses from net premiums earned. We use underwriting results and operating ratios to monitor the results of our operations without the impact of certain factors, including net investment income, other (income) expense, interest expense, income tax expense and net realized gains (losses). We believe the use of these measures enhances the understanding of our results of operations by highlighting the underlying profitability of our insurance business. Underwriting results should not be viewed as a substitute for measures determined in accordance with GAAP.

Consolidated Operating Results

(in millions of U.S. dollars)	2005	2004	2003
Net premiums written	$11,792	$11,496	$10,268
Net premiums earned	11,748	11,110	9,727
Net investment income	1,264	1,013	900
Net realized gains	76	197	265
Total revenues	$13,088	$12,320	$10,892
Losses and loss expenses	8,571	7,690	6,167
Life and annuity benefits	143	175	182
Policy acquisition costs	1,670	1,565	1,350
Administrative expenses	1,261	1,265	1,189
Interest expense	174	183	177
Other (income) expense	(32)	3	34
Total expenses	$11,787	$10,881	$9,099
Income before income tax	1,301	1,439	1,793
Income tax expense	273	286	311
Net income	$1,028	$1,153	$1,482

Net premiums written, which reflect the premiums we retain after purchasing reinsurance protection, increased three percent in 2005, compared with 2004. Our P&C business (which excludes our Life and Financial Services businesses) increased two percent. The increase was primarily driven by strong production in the U.S. casualty operations of the

Insurance – North American segment, partially offset by a decline in net premiums written at ACE Global Markets. Net premiums written increased 12 percent in 2004, compared with 2003, primarily due to growth in P&C business due to broader market presence and growth in personal accident business.

ACE conducts business internationally and in most major foreign currencies. The following table summarizes the approximate effect of changes in foreign currency exchange rates on the growth of P&C net premiums written and earned for the years ended December 31, 2005 and 2004.

	2005	2004
Net premiums written:
Growth in original currency	1%	18%
Foreign exchange effect	1%	3%
Growth as reported in U.S. dollars	2%	21%
Net premiums earned:
Growth in original currency	6%	21%
Foreign exchange effect	1%	2%
Growth as reported in U.S. dollars	7%	23%

The following table provides a consolidated breakdown of net premiums earned by line of business for the years ended December 31, 2005, 2004 and 2003.

(in millions of U.S. dollars)	2005	% of total	2004	% of total	2003	% of total
Property and all other	$3,250	28%	$3,425	31%	$3,030	31%
Casualty	6,563	56%	5,806	52%	4,503	46%
Personal accident (A&H)	1,242	10%	1,133	10%	920	10%
Total P&C	11,055	94%	10,364	93%	8,453	87%
Financial Services	445	4%	520	5%	1,087	11%
Life Insurance and Reinsurance	248	2%	226	2%	187	2%
Net premiums earned	$11,748	100%	$11,110	100%	$9,727	100%

Net premiums earned reflect the portion of net premiums written that were recorded as revenues for the period as the exposure period expires. Driven primarily by growth in production of U.S. casualty business over the last several years, net premiums earned in our P&C business increased seven percent in 2005, compared with 2004. Our Financial Services business reported a decrease in net premiums earned of 14 percent in 2005, compared with 2004, which included $104 million of net premiums earned from Assured Guaranty (prior to the IPO). The decrease in Financial Services’ net premiums earned was partially offset by premiums earned on multi-year contracts in connection with catastrophe losses. Consistent with the trend in net premiums written, the overall increase in net premiums earned was 14 percent in 2004, compared with 2003.

Net investment income increased 25 percent in 2005, compared with 2004, and 12 percent in 2004 compared with 2003. These increases in net investment income are primarily due to positive operating cash flows and proceeds from the public offering, which have resulted in a higher overall average invested asset base. The sale of Assured Guaranty during 2004 had the effect of reducing the average invested asset base for Financial Services, which resulted in lower net investment income for that segment.

In evaluating our P&C and Financial Services businesses we use the combined ratio, the loss and loss expense ratio, the policy acquisition cost ratio and the administrative expense ratio. We calculate these ratios by dividing the respective expense amounts by net premiums earned. We do not calculate these ratios for the life business as we do not use these measures to monitor or manage that business. The combined ratio is determined by adding the loss and loss expense ratio, the policy acquisition cost ratio and the administrative expense ratio. A combined ratio under 100 percent indicates underwriting income, and a combined ratio exceeding 100 percent indicates underwriting losses.

The following table shows our consolidated loss and loss expense ratio, policy acquisition ratio, administrative expense ratio and combined ratio for the years ended December 31, 2005, 2004 and 2003.

	2005	2004	2003
Loss and loss expense ratio	74.5%	70.7%	64.6%
Policy acquisition cost ratio	14.3%	14.2%	14.0%
Administrative expense ratio	10.8%	11.5%	12.4%
Combined ratio	99.6%	96.4%	91.0%

Our loss and loss expense ratio increased in 2005, compared with 2004, primarily due to increased catastrophe losses and net adverse prior period development. The following table shows the impact of catastrophe losses, A&E reserve strengthening and prior period development on our loss and loss expense ratio for the years ended December 31, 2005, 2004 and 2003.

	2005	2004	2003
Loss and loss expense ratio, as reported	74.5%	70.7%	64.6%
Catastrophe losses	11.4%	4.7%	1.2%
A&E reserve strengthening	–	4.3%	–
Adverse prior period development	0.7%	0.8%	1.7%
Loss and loss expense ratio, adjusted	62.4%	60.9%	61.7%

We recorded $1.4 billion in net catastrophe losses in 2005, compared with $499 million in 2004, and $112 million in 2003. In the fourth quarter of 2004, we recorded a net increase in A&E and other run-off reserves of $465 million comprising A&E reserve increases of $554 million (including a provision for uncollectible reinsurance of $95 million) and favorable prior period development of $89 million in other run-off reserves.

Prior period development arises from changes to loss estimates recognized in the current year that relate to loss reserves first reported in previous calendar years and excludes the effect of losses from the development of earned premium from previous accident years. For purposes of analysis and disclosure, management views prior period development to be changes in the nominal value of loss estimates from period to period and excludes changes in loss estimates that do not arise from the emergence of claims, such as those related to uncollectible reinsurance, interest, or foreign currency. Accordingly, specific items excluded from prior period development include the following: gains/losses related to foreign currency translation that affect both the valuation of unpaid losses and loss expenses and losses incurred; losses recognized from the early termination or commutation of reinsurance agreements that principally relate to the time value of money; changes in the value of reinsurance business assumed reflected in losses incurred but principally related to the time value of money and losses that arise from changes in estimates of earned premiums from prior accident years. We experienced $86 million of net adverse prior period development in 2005, compared with $82 million (excluding A&E reserve strengthening) and $174 million in 2004, and 2003, respectively.

The remaining increase in the loss and loss expense ratio for 2005 was primarily the result of changes in business mix in our Global Reinsurance and Insurance – North American segments. Global Reinsurance has been growing its non-catastrophe P&C lines while Insurance – North American has been increasing its participation in casualty lines. Refer to “Segment Operating Results” for more information.

Our policy acquisition costs include commissions, premium taxes, underwriting and other costs that vary with, and are primarily related to, the production of premium. Administrative expenses include all other operating costs. Our policy acquisition costs ratio has increased over the last three years primarily due to changes in business mix. Our administrative expense ratio has declined over the last three years, primarily due to the increase in net premiums earned. Additionally, for 2005, administrative expenses were reduced by the release of an accrual in Insurance – North American and higher net profits from ACE USA’s ESIS (claims services) operation, which we include in administrative expenses.

Interest expense decreased in 2005, compared with 2004, primarily due to the $75 million of Capital Re LLC preferred securities which were outstanding in 2004, and redeemed on July 12, 2004. Additionally, in 2004 we issued $500 million of 5.875 percent notes and repaid $400 million ACE INA 8.2 percent notes.

Our effective tax rate on net income, which we calculate as income tax expense divided by income before income tax, was 21 percent in 2005 compared with 20 percent in 2004 and 17 percent in 2003. The increase in the last two years, compared with 2003, was primarily a result of incurring a substantial portion of the catastrophe charges in lower-tax jurisdictions, causing our income to decline without a commensurate decrease in income tax expense. The effective tax rate on 2005 catastrophe losses was 18 percent, compared with 14 percent in 2004. The effective tax rate for 2005 was approximately 5 percentage points lower due to the favorable impact of the American Jobs Creation Act, which resulted in an income tax benefit of $69 million. Refer to “American Jobs Creation Act of 2004” for more information. In 2004, we incurred approximately $13 million in income tax expense related to U.S. federal income taxes from the transfer of our U.S. financial and mortgage guaranty operations to Assured Guaranty and attributed to the sale of our Assured Guaranty shares. The A&E reserve strengthening resulted in tax benefits of $163 million in 2004, which partially reduced our overall effective tax rate on net income. Our effective tax rate is dependent upon the mix of earnings from different jurisdictions with various tax rates; a change in the geographic mix of earnings would change the effective tax rate.

Segment Operating Results – Years Ended December 31, 2005, 2004 and 2003

Our business consists of five segments: Insurance – North American, Insurance – Overseas General, Global Reinsurance, Financial Services and Life Insurance and Reinsurance. For more information on each of our segments, including products and distribution, refer to the section entitled, “Segment Information”, under item 1.

Insurance – North American

(in millions of U.S. dollars)	2005	2004	2003
Net premiums written	$5,450	$5,101	$4,050
Net premiums earned	5,285	4,679	3,689
Losses and loss expenses	4,118	3,898	2,541
Policy acquisition costs	492	447	380
Administrative expenses	409	451	402
Underwriting income (loss)	$266	$(117)	$366
Net investment income	565	469	415
Net realized gains (losses)	(6)	126	53
Interest expense	21	21	21
Other expense	14	5	14
Income tax expense	208	82	194
Net income	$582	$370	$605
Loss and loss expense ratio	77.9%	83.3%	68.9%
Policy acquisition cost ratio	9.3%	9.6%	10.3%
Administrative expense ratio	7.7%	9.6%	10.9%
Combined ratio	94.9%	102.5%	90.1%

Net premiums written for the Insurance – North American segment increased seven percent in 2005 compared with 2004. This increase was primarily driven by ACE USA’s risk management, medical liability and workers’ compensation businesses and ACE Westchester Specialty’s casualty lines. These gains were partially offset by lower net premiums written for property business, due in large part to higher reinstatement premiums in connection with catastrophe losses. ACE Bermuda experienced weak market conditions for professional lines business in 2005, compared with 2004. Insurance – North American’s net premiums written increased 26 percent in 2004, compared with 2003. This increase was related to robust demand for casualty business combined with higher retention of gross premiums written in 2004, compared with 2003.

The following two tables provide a line of business and entity/divisional breakdown of Insurance – North American’s net premiums earned for the years ended December 31, 2005, 2004 and 2003.

(in millions of U.S. dollars)	2005	% of total	2004	% of total	2003	% of total
Property and all other	$1,249	24%	$1,280	27%	$1,102	29%
Casualty	3,854	73%	3,225	69%	2,446	67%
Personal accident (A&H)	182	3%	174	4%	141	4%
Net premiums earned	$5,285	100%	$4,679	100%	$3,689	100%

(in millions of U.S. dollars)	2005	2004	2003
ACE USA	$3,501	$3,011	$2,216
ACE Westchester Specialty	1,385	1,242	1,061
ACE Bermuda	399	426	412
Net premiums earned	$5,285	$4,679	$3,689

ACE USA’s net premiums earned increased 16 percent in 2005, compared with 2004. ACE Risk Management reported strong demand for its custom coverage solutions for large companies and construction projects while relatively new casualty units offering workers’ compensation and medical liability coverage also contributed to ACE USA’s growth in 2005, compared with 2004. These gains were partially offset by higher reinstatement premiums in connection with catastrophe losses in 2005. ACE USA’s net premiums written increased 36 percent in 2004, compared with 2003, primarily due to growth experienced in the casualty lines in 2003 and early 2004.

ACE Westchester Specialty’s net premiums earned increased 12 percent in 2005, compared with 2004, primarily due to growth in casualty business (particularly in 2004 and 2005), partially offset by higher reinstatement premiums in connection with catastrophe losses. ACE Westchester Specialty reported an increase in net premiums earned of 17 percent in 2004, compared with 2003. This increase primarily reflected higher casualty writings as well as increased agriculture coverage, reflecting growth in new business.

ACE Bermuda’s net premiums earned decreased six percent in 2005, compared with 2004, primarily due to a decline in professional lines production. Strong competition in the professional lines market has led to rate reductions and in some cases under-priced business, which ACE Bermuda has declined. Unfavorable market conditions for excess property business and reinstatement premiums also contributed to the decline in net premiums earned, partially offset by increased excess liability production in 2005, compared with 2004. ACE Bermuda reported a three percent increase in net premiums earned in 2004, compared with 2003, primarily due to growth in excess liability and professional lines.

Insurance – North American’s loss and loss expense ratio decreased in 2005, compared with 2004. This decrease was primarily due to an A&E reserve strengthening in 2004, partially offset by higher catastrophe losses in 2005. The following table shows the impact of catastrophe losses, A&E reserve strengthening and prior period development on our loss and loss expense ratio for the years ended December 31, 2005, 2004 and 2003.

	2005	2004	2003
Loss and loss expense ratio, as reported	77.9%	83.3%	68.9%
Catastrophe losses	7.1%	2.9%	0.5%
A&E reserve strengthening	–	9.8%	–
Adverse prior period development	2.4%	4.2%	2.5%
Loss and loss expense ratio, adjusted	68.4%	66.4%	65.9%

Insurance – North American’s net catastrophe losses for 2005 were $317 million compared with $126 million in 2004 and $20 million in 2003. The 2004 loss and loss expense ratio was negatively impacted by the A&E and other run-off reserve strengthening, which resulted in a before-tax charge of $459 million, including the provision for uncollectible reinsurance, for Insurance – North American. The net additions comprised A&E reserve increases of $548 million including the provision for uncollectible reinsurance of $95 million and favorable prior period development of $89 million in other run-off reserves.

We experienced $125 million of net adverse prior period development in 2005, representing 1.4 percent of the segment’s unpaid loss and loss expense reserves at January 1, 2005. This compares with 2004 net adverse prior period development of $195 million (excluding A&E), representing 2.9 percent of the segment’s unpaid loss and loss expense reserves at January 1, 2004. The 2005 prior period development was the net result of several underlying favorable and adverse movements, the most significant of which were:

• Adverse development of $171 million on certain sub-portfolios of long-tail business, written principally during accident years 1998-2002 in our U.S. operations. In particular;

• Run-off program business including aggregate excess workers’ compensation exposure, general liability and automobile liability ($59 million in accident years 1999-2002);

• Excess general liability business written on a portfolio of large corporate accounts ($38 million across accident years 1998 – 2001);

• Professional liability business, mainly related to a run-off nursing care program ($21 million for accident years 1999-2002);

• Pool participations covering workers’ compensation business assumed on both a voluntary and involuntary basis. ($35 million in accident years 2004 and prior).

The development followed completion of reserve studies that reflected higher than anticipated actual loss experience compared with the expectation from the previous reserving basis. In the case of the excess general liability and professional liability business, the development arose following the completion of a detailed claims review that identified the need for significant case reserve changes on a number of accounts.

• Adverse development of $99 million in the ACE Bermuda professional lines book on accident years 2002 and prior following a claims and legal review of information received on several previously notified claims.

• Adverse development of $84 million mostly on the 2001 and 2002 accident years relating to changes in the legal and claim positions on a small number of financial guarantee contracts.

• Favorable development of $107 million on lines with short-tail exposures (property, inland marine, and workers’ compensation catastrophe) resulting from our standard quarterly reserving process. Favorable development arose from the better than expected emergence of actual claims relative to expectations used to establish reserves. A majority of the favorable development arose from accident year 2004.

• Favorable development of $70 million in the ACE Bermuda excess liability book on accident years 2002 and prior due to a number of successful claim settlements during the year.

• Favorable development of $47 million on specialty business including agriculture, aviation, satellites and political risk due to lower than anticipated loss emergence during the year, mainly related to more recent accident years, primarily the 2004 accident year.

The 2004 net adverse prior period development of $195 million was mainly driven by development on long-tail lines for accident years 2002 and prior, most notably $163 million on U.S. run-off workers compensation business and $98 million on the ACE Bermuda professional lines business. Partially offsetting this adverse development was $181 million of favorable prior period development on lines with short-tail exposures principally related to accident year 2003. Net adverse development of $103 million was incurred in 2003, primarily from long-tail lines.

The remaining increase in the loss and loss expense ratio in the three years ended December 31, 2005, 2004 and 2003, was principally the result of casualty lines comprising a higher proportion of net premiums earned. Due to their longer claim pay-out duration, casualty lines exhibit a higher loss and loss expense ratio relative to other types of business.

Insurance – North American’s policy acquisition cost ratio decreased in 2005, compared with 2004, as higher acquisition costs on ACE Westchester Specialty’s crop business was offset by lower direct and contingent commissions at ACE USA and lower commission costs on ACE Bermuda’s core lines of business. Administrative expenses decreased in 2005, compared with 2004. Although administrative expenses continue to increase as a result of higher costs to support business growth and recently established casualty units, in 2005 these costs were offset by the release of $42 million in accruals and an increase of $4 million in net revenues reported from ACE USA’s ESIS operation. Administrative expenses increased in 2004, compared with 2003, primarily due to increased staffing costs (primarily underwriting and support unit personnel) and technology spending, related to servicing the growth in Insurance –

North American’s product lines. The increase in net premiums earned over the last three years has had the effect of decreasing this segment’s administrative expense ratio.

Insurance – Overseas General

(in millions of U.S. dollars)	2005	2004	2003
Net premiums written	$4,195	$4,335	$3,773
Net premiums earned	4,239	4,296	3,659
Losses and loss expenses	2,583	2,423	2,182
Policy acquisition costs	836	800	681
Administrative expenses	566	544	487
Underwriting income	$254	$529	$309
Net investment income	319	224	166
Net realized gains (losses)	51	47	(6)
Other expense	16	25	15
Income tax expense	107	232	99
Net income	$501	$543	$355
Loss and loss expense ratio	60.9%	56.4%	59.6%
Policy acquisition cost ratio	19.7%	18.6%	18.6%
Administrative expense ratio	13.4%	12.7%	13.3%
Combined ratio	94.0%	87.7%	91.5%

Insurance – Overseas General’s net premiums written decreased three percent in 2005, compared with 2004. This decrease was primarily due to a decline in production combined with higher reinstatement premiums at ACE Global Markets, partially offset by gains on conversion of the U.S. dollar against the British pound sterling and the Euro (see table below for impact of foreign exchange on net premiums written and earned). ACE International reported stable net premiums written in 2005, compared with 2004. Net premiums written increased 15 percent in 2004, compared with 2003, primarily due to the weakening of the U.S. dollar and growth in business across most of ACE International’s operations.

The following two tables provide a line of business and entity/divisional breakdown of Insurance – Overseas General’s net premiums earned for the years ended December 31, 2005, 2004 and 2003.

(in millions of U.S. dollars)	2005	% of total	2004	% of total	2003	% of total
Property and all other	$1,299	31%	$1,442	34%	$1,221	33%
Casualty	1,880	44%	1,895	44%	1,659	46%
Personal accident (A&H)	1,060	25%	959	22%	779	21%
Net premiums earned	$4,239	100%	$4,296	100%	$3,659	100%

(in millions of U.S. dollars)	2005	2004	2003
ACE Europe	$1,865	$1,934	$1,466
ACE Asia Pacific	545	485	387
ACE Far East	378	382	367
ACE Latin America	416	355	297
ACE International	3,204	3,156	2,517
ACE Global Markets	1,035	1,140	1,142
Net premiums earned	$4,239	$4,296	$3,659

Insurance – Overseas General reported a one percent decrease in net premiums earned in 2005, compared with 2004. Increases at ACE Asia Pacific and ACE Latin America were offset by weak market conditions at ACE Europe and ACE

Global Markets. Higher reinstatement premiums and reinsurance costs, also led to lower net premiums earned for 2005. Net premiums earned increased 17 percent in 2004, compared with 2003, primarily driven by strong growth at ACE Europe and also due to appreciation in the U.S. dollar.

ACE International’s net premiums earned increased two percent in 2005, compared with 2004, primarily due to the relative position of the U.S. dollar, as strong A&H growth was more than offset by lower P&C writings. ACE Europe’s 2005 decline in production was primarily driven by weak U.K. market conditions for P&C business, and to a lesser extent A&H. Competitive pricing in the U.K. resulted in lower rates, deterioration in terms and reduced levels of new business. ACE Asia Pacific and ACE Latin America reported solid growth in net premiums earned in 2005, driven by robust demand for A&H products. ACE Asia Pacific experienced success in using innovative distribution channels to meet customer demand. ACE Global Markets net premiums earned decreased nine percent in 2005, compared with 2004, primarily due to reinstatement premiums and a decline in production across most of ACE Global Markets’ portfolio of products, particularly property and professional lines.

Insurance – Overseas General conducts business internationally and in most major foreign currencies. The following table summarizes the approximate effect of changes in foreign currency exchange rates on the growth of net premiums written and earned for the years ended December 31, 2005 and 2004.

	2005	2004
Net premiums written:
Growth in original currency	(6)%	8%
Foreign exchange effect	3%	7%
Growth as reported in U.S. dollars	(3)%	15%
Net premiums earned:
Growth in original currency	(3)%	13%
Foreign exchange effect	2%	4%
Growth as reported in U.S. dollars	(1)%	17%

Insurance – Overseas General’s loss and loss expense ratio increased in 2005, compared with 2004, primarily due to higher catastrophe losses. The following table shows the impact of catastrophe losses, and prior period development on our loss and loss expense ratio for the years ended December 31, 2005, 2004 and 2003.

	2005	2004	2003
Loss and loss expense ratio, as reported	60.9%	56.4%	59.6%
Catastrophe losses	5.2%	1.4%	0.3%
Adverse (favorable) prior period development	0.1%	(0.5)%	1.5%
Loss and loss expense ratio, adjusted	55.6%	55.5%	57.8%

Net catastrophe losses for 2005 were $201 million, compared with $53 million and $10 million for 2004 and 2003, respectively. We experienced $5 million of net adverse development in 2005, representing 0.1 percent of the segment’s unpaid loss and loss expense reserves at January 1, 2005. This compares with 2004 net favorable prior period development of $17 million (includes $6 million adverse development relating to A&E), representing 0.4 percent of the segment’s unpaid loss and loss expense reserves at January 1, 2004. The 2005 prior period development was the net result of several underlying favorable and adverse movements, the most significant of which were:

• Favorable development of $94 million on short-tail property and fire lines. These reserve changes were made as part of our regular quarterly reserving process and arose from better than expected emergence of actual claims relative to expectations. This movement mainly related to accident years 2003 and 2004.

• Adverse development of $41 million on ACE’s share of a consortium reinsuring U.S. workers’ compensation business during the late 1990’s. The adverse development arose following the completion of a financial and actuarial review of information received from the client.

• Adverse development of $62 million on professional lines business due to case reserve increases on a number of large claims. This adverse development was mainly related to accident years 2001 through 2003.

The 2004 net favorable prior period development was driven by favorable development on certain short-tail lines of $103 million being offset by moderate adverse movements on a number of sub portfolios including aviation, casualty, political risk and A&H business. Net adverse prior period development of $55 million for 2003 was driven by $54 million of adverse prior period development on specialty lines, including marine and satellite and also $38 million on casualty lines related to the lengthening of development patterns. This adverse prior period development was partially offset by $47 million of favorable movements on short-tail property and fire lines.

Insurance – Overseas General’s policy acquisition ratio increased in 2005, compared with 2004, primarily due to changes in business mix (increase in A&H, which typically attracts higher commission rates than other business), increased commissions on certain P&C lines in ACE Europe and the impact of reinstatement premiums paid. This segment’s policy acquisition ratio was stable in 2004, compared with 2003.

Insurance – Overseas General’s administrative expense ratio increased in 2005, compared with 2004, primarily due to the depreciation of the U.S. dollar, increased costs to support business opportunities and to a lesser extent the decline in net premiums earned. These increases were partially offset by improvements at ACE Global Markets due to a decline in Lloyd’s costs as a result of our reduced capacity through Syndicate 2488 and lower Lloyd’s levies. This segment’s administrative expense ratio improved in 2004, compared with 2003, due to increased net premiums earned coupled with the reduction in Lloyd’s costs.

Global Reinsurance

(in millions of U.S. dollars)	2005	2004	2003
Net premiums written	$1,546	$1,518	$1,229
Net premiums earned	1,531	1,389	1,105
Losses and loss expenses	1,402	973	560
Policy acquisition costs	307	271	211
Administrative expenses	60	65	62
Underwriting income (loss)	$(238)	$80	$272
Net investment income	173	126	87
Net realized gains (losses)	(4)	27	54
Interest expense	3	—	—
Other (income) expense	4	(1)	(3)
Income tax expense	11	14	14
Net income (loss)	$(87)	$220	$402
Loss and loss expense ratio	91.6%	70.1%	50.6%
Policy acquisition cost ratio	20.1%	19.5%	19.1%
Administrative expense ratio	3.9%	4.6%	5.6%
Combined ratio	115.6%	94.2%	75.3%

Global Reinsurance’s net premiums written increased two percent in 2005, compared with 2004. Inward reinstatement premiums were mostly offset by weak market conditions for property and property catastrophe business (primarily in the first half of 2005), and lower casualty rates in Europe. This segment’s net premiums written increased 24 percent in 2004, compared with 2003, primarily due to higher non-catastrophe P&C production at ACE Tempest Re USA and ACE Tempest Re Europe, partially offset by a decrease in property catastrophe business at ACE Tempest Re Bermuda.

The following two tables provide a line of business and entity/divisional breakdown of Global Reinsurance’s net premiums earned for the years ended December 31, 2005, 2004 and 2003.

(in millions of U.S. dollars)	2005	% of total	2004	% of total	2003	% of total
Property and all other	$354	23%	$374	27%	$311	28%
Casualty	829	54%	686	49%	399	36%
Property catastrophe	348	23%	329	24%	395	36%
Net premiums earned	$1,531	100%	$1,389	100%	$1,105	100%

(in millions of U.S. dollars)	2005	2004	2003
ACE Tempest Re Europe	$295	$303	$259
ACE Tempest Re USA	887	751	468
ACE Tempest Re Bermuda	349	335	378
Net premiums earned	$1,531	$1,389	$1,105

Global Reinsurance’s net premiums earned increased 10 percent in 2005, compared with 2004, primarily due to higher inward reinstatement premiums and casualty earnings on business written in prior periods. Non-catastrophe P&C business has represented a growing proportion of Global Reinsurance’s net premiums written over the last several years, and in general, has experienced more favorable market conditions over this time period compared with catastrophe lines. Net premiums earned increased 26 percent in 2004, compared with 2003, primarily due to the growing proportion of non-catastrophe P&C business.

ACE Tempest Re Europe reported a three percent decrease in net premiums earned in 2005, compared with 2004. Marine and energy reinstatement premiums were more than offset by unfavorable market conditions for casualty business. ACE Tempest Re Europe reported a 17 percent increase in net premiums earned in 2004, compared with 2003, primarily on the strength of casualty business written in 2003 and early 2004, offset by weakness in property catastrophe and aviation lines. ACE Tempest Re USA’s net premiums earned increased 18 percent in 2005, compared with 2004, primarily due to casualty earnings on business written in prior periods, inward reinstatement premiums and new property policies written in 2005. ACE Tempest Re USA reported a 60 percent increase in net premiums earned in 2004, compared with 2003, primarily due to increased casualty business written and higher renewal rates. ACE Tempest Re Bermuda reported a four percent increase in net premiums earned in 2005, compared with 2004, primarily due to higher inward reinstatement premiums and improved market conditions for property catastrophe business in the second half of the year. ACE Tempest Re Bermuda reported an 11 percent decrease in net premiums earned in 2004, compared with 2003 as a market-wide decline in rates on property catastrophe business, combined with our underwriting discipline resulted in downward pressure on premium production.

The loss and loss expense ratio increased in 2005 compared with 2004, primarily due to increased catastrophe losses. The following table shows the impact of catastrophe losses and prior period development on our loss and loss expense ratio for the years ended December 31, 2005, 2004 and 2003.

	2005	2004	2003
Loss and loss expense ratio, as reported	91.6%	70.1%	50.6%
Catastrophe losses	37.7%	22.2%	7.4%
Favorable prior period development	(1.4)%	(4.4)%	(2.5)%
Loss and loss expense ratio, adjusted	55.3%	52.3%	45.7%

Global Reinsurance recorded $601 million in net catastrophe losses in 2005, primarily related to Hurricanes Katrina, Rita and Wilma. This segment’s net catastrophe losses for 2004 and 2003 were $309 million and $82 million, respectively.

We experienced $22 million of net favorable prior period development in 2005, representing 1.4 percent of the segment’s unpaid loss and loss expense reserves at January 1, 2005. This compares with 2004 net favorable prior period development of $61 million, representing 6.6 percent of the segment’s unpaid loss and loss expense reserves at January 1, 2004. The 2005 favorable prior period development related primarily to property and other short-tail lines and resulted from a difference between the actual and expected claims emergence used to establish reserves for the 2003 and 2004 accident years. Net favorable prior period development of $27 million was experienced in 2003. The favorable prior period development experienced in both 2004 and 2003 was primarily due to better than expected claims experience on property and other short-tail lines.

The remaining increase in the loss and loss expense ratio for 2005, compared with 2004, and for 2004 compared with 2003, was primarily related to the shift in mix of business that resulted from growth in non-catastrophe P&C business at ACE Tempest Re USA and ACE Tempest Re Europe. Non-catastrophe P&C business typically exhibits higher loss ratios than property catastrophe business (except in periods with high catastrophe losses).

Global Reinsurance’s policy acquisition cost ratio increased as a result of changes in business mix, partially offset by increased inward reinstatement premiums which do not incur acquisitions costs. This segment’s policy acquisition ratio increased in 2004, compared with 2003, due to changes in business mix. The administrative expense ratio decreased in 2005 and 2004, primarily due to increased net premiums earned.

Financial Services

The Financial Services segment consists of our financial solutions business and our proportionate share of Assured Guaranty’s earnings, which was 100 percent through April 28, 2004, and approximately 35 percent thereafter.

Certain products (principally credit protection oriented) issued by the Financial Services segment have been determined to meet the definition of a derivative under FAS 133. Refer to “Critical Accounting Estimates—Derivatives” for more information.

From April 29, 2004, our proportionate share of Assured Guaranty’s earnings is reflected in “Other (income) expense” in our consolidated statement of operations. The equity in net income recorded from Assured Guaranty in 2005 and 2004, was $68 million and $45 million, respectively. Additionally, in 2005, we recorded our share of a loss recovery resulting from Assured Guaranty’s settlement of a long-standing litigation matter.

(in millions of U.S. dollars)	2005	2004	2003
Net premiums written	$353	$316	$1,028
Net premiums earned	445	520	1,087
Losses and loss expenses	459	388	884
Policy acquisition costs	11	23	61
Administrative expenses	18	39	84
Underwriting income (loss)	$(43)	$70	$58
Net investment income	133	147	201
Net realized gains (losses)	22	(17)	191
Interest expense	–	5	6
Other (income) expense	(65)	(25)	(1)
Income tax expense	16	35	64
Net income	$161	$185	$381
Loss and loss expense ratio	103.0%	74.6%	81.3%
Policy acquisition cost ratio	2.6%	4.3%	5.6%
Administrative expense ratio	4.0%	7.5%	7.8%
Combined ratio	109.6%	86.4%	94.7%

Financial Services reported a 12 percent increase in net premiums written in 2005, compared with 2004. The increase related primarily to premiums on retrospectively-rated multi-year contracts in connection with catastrophe losses. Net premiums written and earned were increased by $148 million in connection with multi-year contracts consistent with the accounting guidance under EITF 93-6. EITF 93-6 requires that companies writing multi-year contracts recognize an asset to the extent that the ceding company has an obligation to pay cash to the reinsurer that would not have been required absent experience under the contract. To the extent premiums are owed irrespective of future coverage under the contract, the related premium is earned. Net premiums earned decreased 14 percent in 2005, compared with 2004, which included $104 million of net premiums earned from Assured Guaranty, prior to the IPO. Excluding the premiums written on multi-year contracts, Financial Services reported a decline in production in 2005, compared with 2004, which reflects the decrease in underwriting opportunities in some lines of business. Premium volume in the financial solutions business can vary significantly from period to period and therefore premiums written in any one period are not indicative of premiums to be written in future periods. This segment reported a decrease in net premiums written and earned of 69 percent and 52 percent, respectively, in 2004, compared with 2003. The decline was primarily a result of the sale of Assured Guaranty and decline in loss portfolio transfers production.

Financial Services reported an underwriting loss in 2005, primarily due to Hurricanes Katrina, Rita and Wilma, which contributed $92 million to this segment’s underwriting loss. Partially offsetting the underwriting loss was a loss recovery in connection with the long-standing litigation matter (in addition to our share of Assured Guaranty’s recovery, discussed above), which added $16 million to this segment’s underwriting income in 2005. In connection with products accounted for using the deposit method of accounting, we recorded $9 million and $10 million of non-refundable fees in 2005 and 2004, respectively. The Financial Services segment reported an increase in underwriting income of 21 percent in 2004, compared with 2003. The increase was mainly driven by a lower loss and loss expense ratio in our financial guaranty operations prior to the IPO of Assured Guaranty.

We experienced $22 million of net favorable prior period development in 2005, representing 1.0 percent of the segment’s unpaid loss and loss expense reserves at January 1, 2005. This compares with 2004 net favorable prior period development of $29 million, representing 1.0 percent of the segment’s unpaid loss and loss expense reserves at January 1, 2004. The 2005 favorable prior period development principally relates to $29 million of favorable development related to a financial guarantee reinsurance contract that provides default coverage for a diversified portfolio of securities. During 2005, the portfolio subject to coverage was substantially reduced and actual losses, representing the shortfall between cash paid to settle securities and stated principal and interest amounts, were lower than corresponding loss reserves held for those securities. This favorable development was slightly reduced by moderate reserve increases on a few contracts that aggregate to $7 million. The favorable prior period development in 2004 was primarily due to lower than expected loss emergence on multi-year excess of loss contracts. The adverse prior period development in 2003 of $43 million arose principally on the structured finance lines of business due to credit deterioration in assumed collateralized debt obligations.

Life Insurance and Reinsurance

We assess the performance of our life insurance and reinsurance business based on life underwriting income which includes net investment income.

(in millions of U.S. dollars)	2005	2004	2003
Net premiums written	$248	$226	$188
Net premiums earned	248	226	187
Life and annuity benefits	143	175	182
Policy acquisition costs	24	24	17
Administrative expenses	19	11	6
Net investment income	36	33	33
Life underwriting income	98	49	15
Net realized gains (losses)	19	7	(21)
Income tax expense (benefit)	(2)	(2)	(1)
Net income (loss)	$119	$58	$(5)

Life underwriting income increased in 2005, compared with 2004, primarily due to the decrease in life and annuity benefits. In 2005, life and annuity benefits declined primarily due to the decrease in group long-term disability business (discontinued in 2002), which typically incurs higher benefit ratios than other types of business and also experienced a reserve strengthening in 2004. Additionally, favorable underlying account experience reduced the expected value of future benefit payments under variable annuity contracts. Net premiums earned benefited from continued growth in variable annuity business, offset by the continued decrease in production of long-term disability business.

Net realized gains increased in 2005, compared with 2004, and consisted primarily of fair value adjustments on guaranteed minimum income benefits (GMIBs), which occur due to changes in the level and volatility of interest rates and equity markets. The fair value gain of $18 million on GMIBs in 2005, includes changes in some assumptions used to calculate the fair value of the GMIB liability primarily related to expectations of future policyholder lapse and mortality rates in various economic scenarios. The impact of the changes in assumptions was a $108 million decrease in the fair value of the GMIB liability recorded during the second quarter of 2005. These changes in assumptions were prompted by emerging experience and are in line with industry standards; such changes may occur periodically. On September 30, 2005, we entered into a derivative transaction, which has the effect of reducing our net exposure to equity and interest rate market movements. The derivative has an expiration date of September 30, 2015 and an associated premium payment of $31 million. Refer to Item 7A for more information.

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

Net Investment Income

Years Ended December 31 (in millions of U.S. dollars)	2005	2004	2003
Insurance – North American	$565	$469	$415
Insurance – Overseas General	319	224	166
Global Reinsurance	173	126	87
Financial Services	133	147	201
Life Insurance and Reinsurance	36	33	33
Corporate and Other	38	14	(2)
Net investment income	$1,264	$1,013	$900

Net investment income is influenced by a number of factors, including the amounts and timing of inward and outward cash flows, the level of interest rates and changes in overall asset allocation. Net investment income increased 25 percent in 2005, compared with 2004, and 13 percent in 2004, compared with 2003. The increase in net investment income is primarily due to several years of positive operating cash flows which have resulted in a higher overall average invested asset base. Additionally, for the current year our invested asset base was increased by the proceeds from our public offering in October 2005. Partially offsetting the growth trend in net investment income was the sale of Assured Guaranty in 2004, which reduced the average invested asset base for Financial Services and resulted in a decline in net investment income for that segment over the last two years. The investment portfolio’s average market yield on fixed maturities was 5.0 percent at December 31, 2005, compared with 4.1 percent and 4.0 percent at December 31, 2004 and 2003, respectively.

The following table shows the return on average invested assets for the years ended December 31, 2005, 2004 and 2003.

(in millions of U.S. dollars)	2005	2004	2003
Average invested assets	$29,118	$24,129	$19,372
Net investment income	1,264	1,013	900
Return on average invested assets	4.3%	4.2%	4.7%

Net Realized Gains (Losses)

Our investment strategy takes a long-term view, and our investment portfolio is actively managed to maximize total return within certain specific guidelines, designed to minimize risk. The majority of our investment portfolio is available for sale and reported at fair value. During the first quarter of 2005, we transferred securities that we have the ability and intent to hold to maturity or redemption from the available for sale classification to the held to maturity classification. The transfer was made at the fair value at the date of transfer (refer to “Investments” for more information). Our held to maturity investment portfolio is reported at amortized cost.

The effect of market movements on our available for sale investment portfolio impacts net income (through net realized gains (losses)) when securities are sold or when “other-than-temporary” impairments are recorded on invested assets. Additionally, net income is impacted through the reporting of changes in the fair value of derivatives, including financial futures, options, swaps, GMIB reinsurance, and credit-default swaps. Changes in unrealized appreciation and depreciation on available for sale securities, which result from the revaluation of securities held, are reported as a separate component of accumulated other comprehensive income in shareholders’ equity.

The following table presents our pre-tax net realized gains (losses) for the years ended December 31, 2005, 2004 and 2003.

(in millions of U.S. dollars)	2005	2004	2003
Fixed maturities and short-term investments	$(45)	$113	$100
Equity securities	76	84	(41)
Other investments	4	(21)	(25)
Currency	–	1	21
Derivatives:
Financial futures, options, swaps	12	33	34
Fair value adjustment on insurance derivatives	29	(13)	176
Subtotal derivatives	41	20	210
Total net realized gains (losses)	$76	$197	$265

Subject to investment guidelines approved by our Finance and Investment Committee of the Board of Directors (relating to asset classes, credit quality, and liquidity), our investment managers generally have the ability to sell securities from our available for sale investment portfolio when they determine that an alternative security with comparable risks is likely to provide a higher investment return, considering the realized gain or loss on sale and differential in future investment income. Often, sales of individual securities occur when investment managers conclude there are changes in the credit quality of a particular security or, for other reasons, market value is apt to deteriorate. Further, we may sell securities when we conclude it is prudent to reduce a concentration in a particular issuer or industry. Therefore, sales volume may increase in a volatile credit market in which credit spreads and thus the market value of fixed maturity investments are subject to significant changes in a short period of time. The interest rate environment will tend to have a limited effect on sales volume but extreme conditions could have an effect on the magnitude of realized gains or losses. For example, in a declining rate environment, the market value of securities increase, resulting in a greater likelihood of net realized gains and we would therefore tend to reduce the average duration of our fixed maturity investment portfolio. An increasing rate environment would tend to have the opposite effect. The effect of a high level of realized losses or gains for a particular period will tend to be offset by increases or decreases in investment income, respectively, in subsequent periods. From a liquidity perspective, our greatest risk is that we could be forced to sell a large volume of securities at a loss (i.e., in a high interest rate environment) to meet operating needs and are thus unable to reinvest proceeds to recoup such losses with future investment income (refer to “Liquidity and Capital Resources” for more information).

FAS 133 requires us to recognize all derivatives as either assets or liabilities on our consolidated balance sheet and measure them at fair value. We record the gains and losses resulting from the fair value measurement of derivatives in net realized gains (losses). We participate in derivative instruments in two principal ways as follows: i) to offer protection to others as the seller or writer of the derivative, such as our GMIB reinsurance contracts that are treated as derivatives for accounting purposes; and ii) to mitigate our own risk, principally arising from investment holdings. We do not consider either type of transaction to be speculative.

In 2005, we recorded net realized gains of $41 million on derivative transactions. This compares with net realized gains of $20 million and $210 million, in 2004 and 2003, respectively. For a sensitivity discussion of the effect of changes in interest rates and equity indices on the fair value of derivatives and the resulting impact on our net income, refer to Item 7A.

With respect to our GMIB reinsurance and credit derivatives, we record a portion of the change in fair value in future policy benefits for life and annuity contracts and unpaid loss and loss expenses, respectively, representing our best estimate of loss pay-outs related to fees or premiums earned, and a portion in net realized gains (losses), representing other changes in fair value. The fair value adjustments related to GMIB reinsurance and credit derivatives included in net realized gains (losses) in 2005 was net realized gains of $29 million. The fair value adjustments related to GMIB reinsurance and credit derivatives included in net realized gains (losses) in 2004 and 2003 were net realized losses of $13 million and net realized gains of $176 million, respectively. The change in fair values related to GMIB reinsurance was realized gains of $18 million in 2005, compared with $10 million in 2004. The gain or loss created by the estimated fair value adjustment will rise or fall each period based on estimated market pricing and may not be an indication of ultimate claims. Fair value is defined as the amount at which an asset or liability could be bought or sold in a current transaction between willing parties. We generally plan to hold derivative financial instruments to maturity. Where we hold derivative financial instruments to maturity, these fair value adjustments would generally be expected to reverse resulting in no gain or loss over the entire term of the contract. However, in the event that we terminate a derivative contract prior to maturity, as a result of a decision to exit a line of business or for risk management purposes, the difference between the final settlement of cash inflows and outflows and financial statement accruals for premiums and losses will be reflected as premiums earned and losses incurred, respectively. Additionally, at termination, any unrealized gain or loss, previously classified as a realized gain or loss, will be reversed and classified as a realized loss or gain, respectively. The changes in the fair value of GMIBs are determined using internal valuation models. Such valuations require considerable judgment and are subject to significant uncertainty. The valuation of these products is subject to fluctuations arising from, among other factors, changes in interest rates, changes in the equity markets, and changes in the allocation of the investments underlying annuitant’s account value. These models and the related assumptions are continually reviewed by management and enhanced, as appropriate, based upon improvements in modeling techniques and availability of more timely information, such as market conditions and demographics of in-force annuities. Refer to “Critical Accounting Estimates – Derivatives” for more information.

The net realized gain of $12 million on financial futures, options, and swaps in 2005, was primarily driven by gains on derivative transactions structured to manage our investment portfolio’s credit and interest rate risks. In 2004 and 2003, we experienced net realized gains of $33 million and $34 million, respectively, related to financial futures, options, spread lock swaps and interest rate swaps. We use foreign currency forward contracts to minimize the effect of fluctuating foreign currencies on certain non-U.S. dollar holdings in our portfolio that are not specifically matching foreign currency liabilities. These contracts are not designated as specific hedges and we record all realized and unrealized gains and losses on these contracts as net realized gains (losses) in the period in which the currency values change.

We regularly review our investment portfolio for possible impairment based on criteria including economic conditions, credit loss experience and issuer-specific developments. If there is a decline in a security’s net realizable value, we must determine whether that decline is temporary or “other-than-temporary”. If we believe a decline in the value of a particular investment is temporary, we record it as an unrealized loss in our shareholders’ equity. If we believe the decline is “other-than-temporary”, we write down the book value of the investment and record a net realized loss in our statement of operations. The decision to recognize a decline in the value of a security carried at fair value as “other-than-temporary” rather than temporary has no impact on our book value. Once a security is identified as having a potential “other-than-temporary” impairment, we determine whether or not cost will ultimately be recovered and whether we have the intent and ability to hold the security until an expected recovery period, absent a significant change in facts that is expected to have a material adverse financial effect on the issuer.

The process of determining whether a decline in value is temporary or “other-than-temporary” requires considerable judgment and differs depending on whether or not the security is traded on a public market as well as by type of security. We review all of our fixed maturities and equity securities for potential impairment each quarter. See Note 3 g) to the Consolidated Financial Statements for criteria we consider in assessing potential impairment. Note 3 g) also includes a table which summarizes all of our securities in an unrealized loss position at December 31, 2005.

Our net realized gains in 2005, included write-downs of $88 million, as a result of conditions which caused us to conclude that the decline in fair value was “other-than-temporary”. This compares with write-downs of $39 million and $121 million in 2004 and 2003, respectively. A breakdown of write-downs by security type is included in Note 3 h) to the Consolidated Financial Statements.

Other Income and Expense Items

Years Ended December 31 (in millions of U.S. dollars)	2005	2004	2003
Equity in net income of partially-owned companies	$(60)	$(41)	$(6)
Minority interest expense	16	22	18
Other	12	9	16
Goodwill impairment	–	13	6
Other (income) expense	$(32)	$3	$34

Other income in 2005, primarily comprises our equity in net income of Assured Guaranty (included in equity in net income of partially-owned companies), and minority interest expense due to profitability associated with our consolidated joint ventures. Other expense in 2004 included $8 million in compensation expense in connection with the settlement of ACE stock awards held by employees of Assured Guaranty. Additionally, in 2004, we recognized $13 million of goodwill impairments, following a review of our goodwill balance during the first quarter of 2004. In 2005, we did not recognize goodwill impairment but we reported a net increase in our goodwill balance of $3 million, primarily due to our purchase of the remaining interest of a previously partially-owned subsidiary. The other expense for 2003 related to charges for commutation of a reinsurance contract.

Investments

Our principal investment objective is to ensure that funds are available to meet our insurance and reinsurance obligations. Within this broad liquidity constraint, the purpose of our investment portfolio’s structure is to maximize total return subject to specifically approved guidelines of overall asset classes, credit quality, liquidity and volatility of expected returns. Our investment portfolio is invested primarily in fixed income securities with an average credit quality of AA, as rated by the independent investment rating service S&P. The portfolio is externally managed by independent, professional investment managers. The average duration of our fixed income securities, including the effect of options and swaps, declined to 2.9 years at December 31, 2005, compared with 3.4 years at December 31, 2004. We estimate that a 100 basis point increase in interest rates would reduce our book value by approximately $824 million. Our “other investments” principally comprise direct investments, investment funds and limited partnerships.

Given the significant growth in our investment portfolio over the last several years, as well as our continued efforts to manage the diversification of the portfolio on an enterprise-wide basis, we have implemented a strategy to hold to maturity certain fixed maturity securities that are considered essential holdings in a diversified portfolio of our size. Because we have the intent to hold such securities to maturity, they have been reclassified from available for sale to held to maturity in our consolidated balance sheet. A transfer of such securities with a carrying value (fair value) of $3.2 billion was made during the quarter ended March 31, 2005. The unrealized appreciation (depreciation) at the date of the transfer continues to be reported in a separate component of stockholders’ equity and is being amortized over the remaining life of the security as an adjustment of yield in a manner consistent with the amortization of any premium or discount. The unrealized appreciation on the date of transfer was $16 million (this balance was $10 million at December 31, 2005).

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

The following table shows the fair value and cost/amortized cost of our invested assets at December 31, 2005 and December 31, 2004.

	December 31, 2005		December 31, 2004
(in millions of U.S. dollars)	Fair Value	Cost/ Amortized Cost	Fair Value	Cost/ Amortized Cost
Fixed maturities available for sale	$24,285	$24,273	$22,891	$22,422
Fixed maturities held to maturity	3,055	3,076	–	–
Short-term investments	2,299	2,299	2,163	2,163
	29,639	29,648	25,054	24,585
Equity securities	1,507	1,280	1,265	1,061
Other investments	755	672	606	544
Total investments	$31,901	$31,600	$26,925	$26,190

We also gain exposure to equity markets through the use of derivative instruments. Our exposure through equity derivatives was nil and $131 million at December 31, 2005, and 2004, respectively. The fair value of our total investments increased $5 billion during the year ended December 31, 2005, primarily due to investment of positive cash flows from operations and the proceeds from our public offering, partially offset by unrealized depreciation of $386 million, mainly on fixed maturities, due to an overall increase in U.S. interest rates during the period.

The following tables show the market value of our fixed maturities and short-term investments at December 31, 2005 and 2004. The first table lists investments according to type and the second according to S&P credit rating.

	December 31, 2005		December 31, 2004
(in millions of U.S. dollars)	Market Value	Percentage of Total	Market Value	Percentage of Total
Treasury	$1,956	6%	$1,551	7%
Agency	1,506	5%	1,547	7%
Corporate	7,646	26%	7,614	30%
Mortgage-backed securities	8,363	28%	5,034	20%
Asset-backed securities	1,981	7%	1,225	5%
Municipal	504	2%	566	2%
Non-US	5,384	18%	5,376	21%
Cash and cash equivalents	2,299	8%	2,141	8%
Total	$29,639	100%	$25,054	100%

	December 31, 2005		December 31, 2004
(in millions of U.S. dollars)	Market Value	Percentage of Total	Market Value	Percentage of Total
AAA	$18,985	64%	$13,890	55%
AA	2,108	7%	2,634	11%
A	4,350	15%	4,397	18%
BBB	2,083	7%	2,275	9%
BB	945	3%	774	3%
B	1,106	4%	1,041	4%
Other	62	–	43	–
Total	$29,639	100%	$25,054	100%

In accordance with our investment process, we invest in below-investment grade securities through dedicated investment portfolios managed by external investments managers that have investment professionals specifically dedicated to this asset class. At December 31, 2005, our fixed income investment portfolio included below-investment grade and non-rated securities which, in total, comprised approximately seven percent of our fixed income portfolio. We define a security as being below-investment grade if it has an S&P credit rating of BB or less. Our below investment-grade and non-rated portfolio includes approximately 800 issues, with the top 15 holdings making up approximately 11 percent of the $2.2 billion balance at December 31, 2005. The highest single exposure in this portfolio of securities is $23 million. Below-investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss from default by the borrower is greater with below-investment grade securities. Below-investment grade securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, issuers of below-investment grade securities usually have higher levels of debt and are more sensitive to adverse economic conditions such as recession or increasing interest rates, than are investment grade issuers. We reduce the overall risk in the below-investment grade portfolio, as in all investments, through careful credit analysis, strict investment policy guidelines, and diversification by issuer and/or guarantor as well as by industry.

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

The following table identifies the value of restricted assets at December 31, 2005 and 2004.

(in millions of U.S. dollars)	2005	2004
Deposits with U.S. regulatory authorities	$921	$857
Deposits with non-U.S. regulatory authorities	2,065	1,866
Assets used for collateral or guarantees	910	894
Trust funds	2,255	1,950
	$6,151	$5,567

Deposits with non-U.S. regulatory authorities increased eleven percent in 2005, compared with 2004, due to higher asset balances in support of our Lloyd’s Syndicate 2488. All syndicate assets are restricted under Lloyd’s Trust Deeds. Additionally, with respect to one reinsurance contract, premiums had been deposited in a trust, invested in fixed maturities, for which an ACE affiliate in Bermuda provided an interest rate guarantee. Based on these guarantees, ACE concluded that it had the majority of the risks and rewards of ownership for the trust. ACE has consolidated these trust assets of approximately $171 million effective January 1, 2004, the date we adopted FIN 46 (R), “Consolidation of Variable Interest Entities”. At December 31, 2005, the amount consolidated in connection with these trust assets was $163 million.

Unpaid Losses and Loss Expenses

We establish reserves for the estimated unpaid ultimate liability for losses and loss expenses under the terms of our policies and agreements. These reserves take into account estimates both for claims that have been reported and for IBNR, and include estimates of expenses associated with processing and settling claims. The table below presents a roll forward of our unpaid losses and loss expenses for the year ended December 31, 2005.

(in millions of U.S. dollars)	Gross Losses	Reinsurance Recoverable	Net Losses
Balance at December 31, 2004	$31,483	$13,966	$17,517
Losses and loss expenses incurred	13,319	4,748	8,571
Losses and loss expenses paid	(8,745)	(3,376)	(5,369)
Other (including foreign exchange revaluation)	(1,002)	(741)	(261)
Balance at December 31, 2005	$35,055	$14,597	$20,458

The process of establishing reserves for claims can be complex and is subject to considerable variability as it requires the use of informed estimates and judgments. Our estimates and judgments may be revised as additional experience and other data become available and are reviewed; as new or improved methodologies are developed; or as current laws change. Catastrophe losses significantly impacted our total reserves – 2005 included gross and net catastrophe losses of $3.0 billion and $1.4 billion, respectively. The following table shows our total reserves segregated between case reserves and IBNR reserves.

	December 31, 2005			December 31, 2004
(in millions of U.S. dollars)	Gross	Ceded	Net	Gross	Ceded	Net
Case reserves	$15,422	$5,889	$9,533	$14,797	$6,003	$8,794
IBNR	19,633	8,708	10,925	16,686	7,963	8,723
Total	$35,055	$14,597	$20,458	$31,483	$13,966	$17,517

The following table segregates the reserves by components including casualty, property, personal accident and other at December 31, 2005.

(in millions of U.S. dollars)	Gross	Ceded	Net
Casualty
Case reserves	$2,961	$952	$2,009
Expenses	157	23	134
IBNR	3,120	1,701	1,419
Subtotal	6,238	2,676	3,562
Property
Case reserves	9,581	3,697	5,884
Expenses	2,368	1,152	1,216
IBNR	16,054	6,814	9,240
Subtotal	28,003	11,663	16,340
Personal accident
Case reserves	335	65	270
Expenses	20	–	20
IBNR	459	193	266
Subtotal	814	258	556
Total
Case reserves	12,877	4,714	8,163
Expenses	2,545	1,175	1,370
IBNR	19,633	8,708	10,925
Total	$35,055	$14,597	$20,458

Assumed Reinsurance

At December 31, 2005, net unpaid losses and loss expenses for the Global Reinsurance segment aggregated to $2.4 billion, consisting of $790 million of case reserves and $1.6 billion of IBNR. For 2005, increases in Global Reinsurance’s net unpaid losses and loss expenses were partially offset by claim payments made in connection with third quarter 2004 storms.

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

On occasion, there will be differences between our carried loss reserves and unearned premium reserves and the amount of loss reserves and unearned premium reserves reported by the ceding companies. This is due to the fact that we only receive consistent and timely information from ceding companies with respect to case reserves. For IBNR, we use historical experience and other statistical information, depending on the type of business, to estimate the ultimate loss (see “Unpaid Losses and Loss Expenses” for more information). We estimate our unearned premium reserve by applying estimated earning patterns to net premiums written for each treaty based upon that treaty’s coverage basis (i.e. risks attaching or losses occurring). At December 31, 2005, the case reserves reported to us by our ceding companies were $767 million, compared with the $790 million we recorded. We do, on occasion, post additional case reserves in addition to the amounts reported by our cedants when our evaluation of the ultimate value of a reported claim is different than the evaluation of that claim by our cedant.

Within the Insurance – North American segment, we also have exposure to certain liability reinsurance lines that have been in run-off since 1994. Unpaid losses and loss expenses relating to this run-off reinsurance business resides within the Brandywine Division of our Insurance – North American segment. Most of the remaining unpaid losses and loss expense reserves for the run-off reinsurance business relate to asbestos and environmental claims. (Refer to “Asbestos and Environmental Liabilities” for more information)

Asbestos and Environmental and Other Run-off Liabilities

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

Our exposure to A&E claims principally arises out of liabilities acquired when we purchased Westchester Specialty in 1998 and the P&C business of CIGNA in 1999, with the larger exposure contained within the liabilities acquired in the CIGNA transaction. In 1996, prior to our acquisition of the P&C business of CIGNA, the Pennsylvania Insurance Commissioner approved a plan to restructure INA Financial Corporation and its subsidiaries (the Restructuring) which included the division of Insurance Company of North America (INA) into two separate corporations: (1) an active insurance company that retained the INA name and continued to write P&C business and (2) an inactive run-off company, now called Century Indemnity Company (Century). As a result of the division, predominantly all A&E and certain other liabilities of INA were allocated to Century and extinguished, as a matter of Pennsylvania law, as liabilities of INA. As part of the Restructuring, the A&E liabilities of various U.S. affiliates of INA were reinsured to Century, and Century and certain other run-off companies having A&E and other liabilities were contributed to Brandywine Holdings Corporation (Brandywine Holdings). As part of the 1999 acquisition of the P&C business of CIGNA, we acquired Brandywine Holdings and its various subsidiaries. See the “Brandywine Run-Off Entities” section below for additional information.

The table below presents a roll forward of our consolidated loss and allocated loss expense reserves for A&E exposures, excluding the provision for uncollectible reinsurance, for the year ended December 31, 2005.

	Asbestos		Environmental		Total
(in millions of U.S. dollars)	Gross	Net	Gross	Net	Gross	Net
Balance at December 31, 2004	$3,872	$1,809	$735	$585	$4,607	$2,394
Losses and allocated expenses incurred	12	2	2	1	14	3
Losses and allocated loss expenses paid	(219)	(53)	(113)	(68)	(332)	(121)
Foreign currency revaluation	(24)	(7)	–	–	(24)	(7)
Balance at December 31, 2005	$3,641	$1,751	$624	$518	$4,265	$2,269

Net figures in the above table reflect third party reinsurance other than reinsurance provided by National Indemnity Company under three aggregate excess of loss contracts described below (collectively, the NICO contracts). With certain exceptions, the NICO contracts provide coverage primarily for our net A&E incurred losses and allocated loss expenses within the limits of coverage and above the retention levels of the NICO contracts. These exceptions include losses arising from the operations of ACE Overseas General and participations by ACE Bermuda as a co-reinsurer or retrocessionaire in the NICO contracts.

Brandywine Run-off – Impact of NICO Contracts

The A&E net loss and allocated loss expense reserves at December 31, 2005 of $2.3 billion shown in the above table are comprised of $1.8 billion in reserves held by Brandywine run-off companies, $211 million of reserves held by Westchester Specialty, and $242 million of reserves held by other ACE companies. The following table presents a more detailed roll forward of net loss and allocated loss adjustment expense reserves in respect of Brandywine operations only, including the impact of the Brandywine NICO Agreement, (as defined below).

	Brandywine			NICO	Net of NICO
(in millions of U.S. dollars)	A&E	Other*	Total	Coverage	Coverage
Balance at December 31, 2004	$1,916	$1,361	$3,277	$2,073	$1,204
Losses and allocated expenses incurred	5	(33)	(28)	–	(28)
Losses and allocated loss expenses paid	(105)	(125)	(230)	(211)	(19)
Balance at December 31, 2005	$1,816	$1,203	$3,019	$1,862	$1,157

* Other consists primarily of workers compensation, non A&E general liability losses and bad debt reserves on all subject business.

Westchester Specialty – Impact of NICO Contracts

As part of the acquisition of Westchester Specialty in 1998, NICO provided a 75 percent pro-rata share of $1 billion of reinsurance protection on losses and loss adjustment expenses incurred on or before December 31, 1996 in excess of a retention of $721 million (the 1998 NICO Agreement). NICO has also provided an 85 percent pro-rata share of $150 million of reinsurance protection on losses and allocated loss adjustment expenses incurred on or before December 31, 1992 in excess of a retention of $755 million (the 1992 NICO Agreement). At December 31, 2005, the remaining unused incurred limit under the 1998 NICO Agreement was $489 million. The 1992 NICO Agreement is exhausted on an incurred basis. The following presents a roll forward of net loss and loss adjustment expense reserves in respect of 1996 and prior Westchester Specialty operations that are the subject business of the NICO covers.

	Westchester Specialty			NICO	Net of NICO
(in millions of U.S. dollars)	A&E	Other*	Total	Coverage	Coverage
Balance at December 31, 2004	$220	$227	$447	$379	$68
Losses and allocated expenses incurred	–	13	13	9	4
Losses and allocated loss expenses paid	(9)	(30)	(39)	(13)	(26)
Balance at December 31, 2005	$211	$210	$421	$375	$46

* Other consists primarily of non-A&E general liability and products liability losses.

Reserve Reviews

We performed a ground-up review of our consolidated A&E liabilities as of September 30, 2005. The comprehensive evaluation indicated a number of adjustments to particular account reserve balances but the overall result of the review indicated that no adjustment to total reserves was required. This internal review followed a review conducted last year by a team of external actuaries who performed an evaluation as to the adequacy of the reserves of Century and its two U.S. insurance subsidiaries, ACE American Reinsurance Company (ACE American Re) and Century Reinsurance Company (Century Re), both Pennsylvania insurers. The external review was conducted in accordance with the Brandywine Restructuring Order, which requires that an external actuarial review of Century’s reserves be completed every two years. The studies were completed early in 2005 and adjustments consistent with the best estimate of the internal review were recorded as of December 31, 2004. Activity in the period since completing the studies has not indicated a need to further adjust ultimate A&E reserves as of December 31, 2005. Our A&E reserves are not discounted and do not reflect any anticipated changes in the legal, social or economic environment, or any benefit from future legislative reforms.

Reserving Considerations

For asbestos, we face claims relating to policies issued to manufacturers, distributors, installers and other parties in the chain of commerce for asbestos and products containing asbestos. Claims can be filed by individual claimants or group of claimants with the potential for hundreds of individual claimants at one time. Claimants will generally allege damages across an extended time period which may coincide with multiple policies for a single insured. Our definition of an asbestos claim count is a policyholder asbestos cause of action, with claims for bodily injury and property damage tracked separately. For example, an asbestos manufacturer who faces products liability claims alleging bodily injury from exposure to their product would generate one count regardless of the number of policies we may have issued or the actual numbers of underlying claimants alleging bodily injury damages.

Environmental claims present exposure for remediation and defense costs associated with property damage as a result of pollution. It is common, especially for larger defendants, to be named as a potentially responsible party (PRP) at multiple sites. Our environmental claim count definition is based on policyholder by site numbers. For example, if a policyholder were named as a PRP at ten pollution sites we would track this as ten claim counts. In addition, should we have multiple policyholders identified as PRP’s at the same waste site, each would constitute a separate claim count.

The table below summarizes count information for asbestos and environmental claims for the years ended December 31, 2005 and 2004, for direct policies only, and excludes claims from assumed reinsurance.

	2005	2004
Asbestos (by causative agent)
Open at the beginning of year	1,340	1,318
Newly reported	118	190
Closed or otherwise disposed	109	168
Open at end of year	1,349	1,340
Environmental (by site)
Open at the beginning of year	7,172	8,588
Newly reported	345	549
Closed or otherwise disposed	615	1,965
Open at end of year	6,902	7,172

In 2005, the number of newly reported asbestos counts declined to 118 versus 190 new claims in 2004, a decrease of 38 percent. The total pending asbestos claims at December 31, 2005 were 1,349 as shown in the table above, a one percent increase over pending claims at December 31, 2004.

In 2005, the number of newly reported environmental claims continued the downward decline experienced in recent years. The number of new sites in 2005 was 345, representing a decline of 37 percent over the 549 new sites reported in 2004. Total pending environmental claims at December 31, 2005 were 6,902, a four percent decline from the prior year.

Following are gross and net survival ratios for our asbestos loss and ALAE reserves at December 31, 2005. The net ratios reflect third party reinsurance other than the aggregate excess reinsurance provided under the NICO contracts. These survival ratios are calculated by dividing the asbestos loss and ALAE reserves by the average asbestos loss and ALAE payments for the three most recent calendar years (3 year survival ratio), and by asbestos loss and ALAE payments in 2005 (1 year survival ratio). The survival ratios provide only a very rough measure of reserve adequacy and are significantly impacted by a number of factors such as aggressive settlement practices, variations in gross to ceded relationships within the asbestos claims and levels of coverage provided. We therefore urge caution in using these very simplistic ratios to gauge reserve adequacy and note that the 1 year survival ratios, particularly, are likely to move considerably from year to year for the reasons just described. The 1 year net survival ratio, for example, was heavily impacted by a single large cession of paid losses in 2005 that is not likely to repeat.

3 Year Survival Ratios		1 Year Survival Ratios
Gross	Net	Gross	Net
13.1	14.2	16.7	33.0

Brandywine Run-off Entities

As part of the acquisition of the CIGNA P&C business, NICO provided $2.5 billion of reinsurance protection to Century on all Brandywine loss and loss adjustment expense reserves and on the A&E reserves of various ACE INA insurance subsidiaries reinsured by Century (in each case, including uncollectible reinsurance). The benefits of this NICO contract (the “Brandywine NICO Agreement”) flow to the other Brandywine companies and to the ACE INA insurance subsidiaries through reinsurance agreements between those companies and Century. The Brandywine NICO Agreement was exhausted on an incurred basis with the increase in the A&E reserves in the fourth quarter of 2002.

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

The U.S.-based ACE INA companies assumed two contractual obligations in respect of the Brandywine operations in connection with the Restructuring: a dividend retention fund obligation and a surplus maintenance obligation in the form of an aggregate excess of loss reinsurance agreement. In accordance with the Brandywine restructuring order, INA Financial Corporation established and funded a dividend retention fund (the “Dividend Retention Fund”) consisting of $50 million plus investment earnings. The full balance of the Dividend Retention Fund was contributed to Century as of December 31, 2002. To the extent future dividends are paid by INA Holdings Corporation to its parent, INA Financial Corporation, and to the extent INA Financial Corporation then pays such dividends to INA Corporation, a portion of those dividends must be withheld to replenish the principal of the Dividend Retention Fund to $50 million within five years. In 2005, 2004 and 2003, no such dividends were paid, and therefore no replenishment of the Dividend Retention Fund occurred. The obligation to maintain and to replenish the Dividend Retention Fund as necessary and to the extent dividends are paid is ongoing until ACE INA receives prior written approval from the Pennsylvania Insurance Commissioner to terminate the fund.

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

Effective December 31, 2004, ACE INA Holdings contributed $100 million to Century in exchange for a surplus note. After giving effect to the contribution and issuance of the surplus note, the statutory surplus of Century at December 31, 2005 was $25 million and approximately $465 million in statutory-basis losses were ceded to the Aggregate Excess of Loss Agreement. Century reports the amount ceded under the Aggregate Excess of Loss Agreement in accordance with statutory accounting principles, which differ from GAAP by, among other things, allowing Century to discount its asbestos and environmental reserves. For GAAP reporting purposes, intercompany reinsurance recoverables related to the Aggregate Excess of Loss Agreement are eliminated in consolidation. To estimate ACE’s remaining claim exposure under the Aggregate Excess of Loss Agreement under GAAP, we adjust the statutory cession to exclude the discount embedded in statutory loss reserves. At December 31, 2005, approximately $793 million in GAAP basis losses were ceded under the Aggregate Excess of Loss Agreement, leaving a remaining limit of coverage under that agreement of approximately $7 million. While we believe ACE has no legal obligation to fund losses above the Aggregate Excess of Loss Agreement limit of coverage, ACE’s consolidated results would nevertheless continue to report any losses above the limit of coverage for so long as those Brandywine companies remain consolidated subsidiaries of ACE.

Uncertainties Relating to ACE’s Ultimate Brandywine Exposure

In addition to the Dividend Retention Fund and Aggregate Excess of Loss Agreement commitments described above, certain ACE entities are primarily liable for asbestos, environmental and other exposures that they have reinsured to Century. Accordingly, if Century were to become insolvent and ACE were to lose control of Century, some or all of the recoverables due to these ACE companies from Century could become uncollectible, yet those ACE entities would continue to be responsible to pay claims to their insureds or reinsureds. Under such circumstances, ACE would recognize a loss in its consolidated statement of operations. As of December 31, 2005, the aggregate reinsurance balances ceded by the active ACE companies to Century were approximately $1.6 billion. At December 31, 2005, Century’s carried gross reserves (including reserves ceded by the active ACE companies to Century) were $4.5 billion. We believe the intercompany reinsurance recoverables, which relate to liabilities payable over many years (i.e., 25 years or more), are not impaired at this time. A substantial portion of the liabilities ceded to Century by its affiliates have in turn been ceded by Century to NICO and, as of December 31, 2005, approximately $1.9 billion of cover remains on a paid basis. The impact of the transaction described below would reduce the balance due from Century to active ACE Companies by $90 million. Should Century’s loss reserves experience adverse development in the future and should Century be placed into rehabilitation or liquidation, the reinsurance recoverables due to Century’s affiliates would be payable only after the payment in full of certain expense and liabilities, including administrative expenses and direct policy liabilities. Thus, the intercompany reinsurance recoverables would be at risk to the extent of the shortage of assets remaining to pay these recoverables. As of December 31, 2005, reserves ceded by Century to the active ACE companies and other amounts owed to Century by the ACE active companies were approximately $800 million in the aggregate.

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

Pending Sale of Certain Brandywine Companies

On January 5, 2005, Century and ACE INA International Holdings entered into a Stock Purchase Agreement with Randall & Quilter Investment Holdings Limited (“R&Q”), which provides for the sale of ACE American Re, BRUK and Brandywine SANV to R&Q. Closing of the sale is subject to the satisfaction of certain conditions, including without limitation the obtaining of all necessary consents and approvals from third parties, including the Pennsylvania Insurance Department and the Financial Services Authority of the United Kingdom, and the commutation of certain affiliate reinsurance agreements. In connection with certain of these commutations, Century’s assumed loss reserves would be reduced and an associated amount of coverage would become available under the Aggregate Excess of Loss Agreement. The Financial Services Authority of the United Kingdom granted approval for the transaction on February 27, 2006.

We are considering potential options for the disposition of other Brandywine entities, including a possible sale of Century. There can be no assurance that any such sale or other disposition will be consummated.

Legislative Initiatives

On May 26, 2005, the Senate Judiciary Committee passed out of committee legislation to move all U.S. asbestos bodily-injury claims to a federal trust for compensation in accordance with an established set of medical criteria and claim values. The trust would be funded by asbestos defendants and their insurers. As currently proposed, ACE would be one of the insurer participants. The full Senate began consideration of the bill in early February 2006. A budget point of order was raised asserting that the bill would cost the federal government more than $5 billion over a ten year period in violation of a congressional limit on spending. On February 14, 2006, the Senate failed to obtain the 60 votes necessary to waive the budget point of order which has the effect of sending the bill back to the Senate Judiciary Committee. While a second vote on the budget point of order is possible, at this point passage of the trust does not appear likely.

Reinsurance

One of the ways we manage our loss exposure is through the use of reinsurance. While reinsurance agreements are designed to limit our losses from large exposures and permit recovery of a portion of direct unpaid losses, reinsurance does not relieve us of our liability to our insureds. Accordingly, the losses and loss expense reserves on our balance sheet represent our total unpaid gross losses. The reinsurance recoverable represents anticipated recoveries of a portion of those gross unpaid losses as well as amounts recoverable from reinsurers with respect to claims paid. The table below presents our net reinsurance recoverable at December 31, 2005 and 2004.

(in millions of U.S. dollars)	December 31 2005	December 31 2004
Reinsurance recoverable on paid losses and loss expenses	$1,191	$1,210
Provision for uncollectible reinsurance on paid losses and loss expenses	(336)	(309)
Reinsurance recoverable on future policy benefits	11	15
Reinsurance recoverable on unpaid losses and loss expenses	15,048	14,585
Provision for uncollectible reinsurance on unpaid losses and loss expenses	(451)	(619)
Net reinsurance recoverable	$15,463	$14,882

Our reinsurance recoverable on unpaid losses and loss expenses increased in 2005, primarily due to catastrophe losses which added approximately $1.4 billion to the balance. This impact was partially offset by the novation of approximately $600 million of reinsurance recoverable on unpaid losses and loss expenses as intended under our 1999 agreement in connection with the purchase of CIGNA’s P&C businesses. During 2005, we wrote-off approximately $130 million of reinsurance recoverable on unpaid losses and loss expenses (and associated provision for uncollectible reinsurance of the same amount) which we believe to be uncollectible. This action had no impact on our net income.

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

As an insurance company, one of our principal responsibilities to our clients is to ensure that we have ready access to funds to settle large unforeseen claims. Given anticipated growth in premiums and a lengthening of the average duration of our claim liabilities due to a higher proportionate growth in long-tail relative to short-tail business, we expect that positive cash flow from operations (underwriting activities and investment income) will be sufficient to cover cash outflows under most loss scenarios through 2006. To further ensure the sufficiency of funds to settle unforeseen claims, we hold a certain amount of invested assets in cash and short-term investments and maintain available credit facilities (see section entitled, “Credit Facilities”, below). In addition, for certain insurance, reinsurance, or deposit contracts that tend to have relatively large and reasonably predictable cash outflows, such as loss portfolio contracts, we attempt to establish dedicated portfolios of assets that are duration-matched with the related liabilities. With respect to the duration of our overall investment portfolio, we manage asset durations to both maximize return given current market conditions and provide sufficient liquidity to cover future loss payments. In a low interest rate environment, the overall duration of our fixed maturity investments tends to be shorter and in a high interest rate environment, such durations tend to be longer. Given the current low-rate environment, at December 31, 2005, the average duration of our fixed maturity investments (2.9 years) is less than the average expected duration of our insurance liabilities (4.0 years).

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

The payments of dividends or other statutorily permissible distributions from our operating companies are subject to the laws and regulations applicable to each jurisdiction, as well as the need to maintain capital levels adequate to support the insurance and reinsurance operations, including financial strength ratings issued by independent rating agencies, which are discussed below. During 2005, we were able to meet all of our obligations, including the payment of dividends declared on our Ordinary Shares and Preferred Shares, with our net cash flow and dividends received. Should the need arise, we generally have access to the capital markets (which we accessed in 2005, refer to “Capital Resources” for more information) and other available credit facilities.

We assess which subsidiaries to draw dividends from based on a number of factors. Considerations such as regulatory and legal restrictions as well as the subsidiary’s financial condition are paramount to the dividend decision. The legal restrictions on the payment of dividends from retained earnings by our Bermuda subsidiaries are currently satisfied by the share capital and additional paid-in capital of each of the Bermuda subsidiaries. During 2005, ACE Bermuda and ACE Tempest Life Reinsurance Ltd declared and paid dividends of $548 million and $32 million, respectively. During 2004, ACE Bermuda and ACE Tempest Life Reinsurance Ltd declared and paid dividends of $227 million and $259 million, respectively. We expect that a majority of our cash inflows in 2006 will be from our Bermuda subsidiaries.

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

ACE Limited did not receive any dividends from ACE Global Markets or ACE INA in 2005 and 2004. The debt issued by ACE INA to provide partial financing for the ACE INA acquisition and for other operating needs is serviced by statutorily permissible distributions by ACE INA’s insurance subsidiaries to ACE INA as well as other group resources.

Our consolidated sources of funds consist primarily of net premiums written, net investment income and proceeds from sales and maturities of investments. Funds are used primarily to pay claims, operating expenses, dividends and for the purchase of investments. After satisfying our cash requirements, excess cash flows from these underwriting and investing activities are invested.

Our insurance and reinsurance operations provide liquidity in that premiums are received in advance, sometimes substantially in advance, of the time claims are paid. Generally cash flows are affected by claim payments that, due to the nature of our operations, may comprise large loss payments on a limited number of claims and which can fluctuate significantly from period to period. The irregular timing of these loss payments can create significant variations in cash flows from operations between periods. Refer to the section entitled, “Contractual obligations and commitments” for our estimate for future claim payments by period.

Sources of liquidity include cash from operations, routine sales of investments and financing arrangements.

• Our consolidated net cash flows from operating activities were $4.3 billion in 2005, compared with $4.9 billion in 2004. These amounts reflect net income for each period, adjusted for non-cash items and changes in working capital. Net income decreased $125 million in 2005, compared with 2004. Primarily due to the significant catastrophe losses (and related payments) over the last two years, our net losses and loss expenses paid increased to $5.4 billion in 2005, compared with $4.8 billion for the same period in 2004.

• Our consolidated net cash flows used for investing activities were $5.6 billion in 2005 compared with $4.9 billion in 2004. For the indicated periods, net cash flows used for investing activities were related principally to purchases of fixed maturities. Net purchases of fixed maturities were $5.5 billion in 2005, compared with $5.1 billion in 2004. In 2005, net cash flows used for investing activities benefited from the net proceeds of the public offering of approximately $1.5 billion. Net cash flows used for investing activities in 2004, included $959 million from the sale of Assured Guaranty (net of cash sold of $82 million).

• Our consolidated net cash flows from financing activities were $1.3 billion in 2005, compared with consolidated net cash flows used for financing activities of $155 million in 2004. For the current year, cash flows from financing activities increased due to our public offering, and due to an increase in proceeds from the exercise of options for Ordinary Shares.

Although our ongoing operations continue to generate positive cash flows, our cash flows are currently impacted by a large book of loss reserves from businesses in run-off. The run-off operations generated negative operating cash flows of $170 million in 2005, compared with $88 million in 2004.

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

In order to enhance cash management efficiency, during the first quarter of 2006 we entered into an agreement to implement a multi-currency notional cash pooling program with a bank provider. In this program, participating ACE entities (based on regulatory approval) establish deposit accounts in different currencies with the bank provider and, each day, the credit or debit balances in each account are notionally translated into a single currency (US dollars in our case) and then notionally pooled. The bank extends overdraft credit to any participating ACE entity as needed, provided that the overall notionally-pooled balance of all accounts at the end of each day is at least zero. Actual cash balances are not physically converted and are not co-mingled between legal entities. This program is particularly effective during periods of short-term timing mismatches between expected inflows and outflows of cash by currency. ACE entities may incur overdraft balances as a means to address such mismatches, and any overdraft balances incurred under this program by an ACE entity would be guaranteed by ACE Limited (up to $50 million in the aggregate) and classified as short-term debt on our balance sheet. ACE Limited has negotiated a dedicated credit facility to support this program.

ACE and its subsidiaries are assigned debt and financial strength (insurance) ratings from internationally recognized rating agencies, including S&P, A.M. Best, Moody’s Investors Service and Fitch IBCA. The ratings issued on our companies by these agencies are announced publicly and are available directly from the agencies. Our internet site, acelimited.com, also contains some information about our ratings, which can be found under the Investor Information tab.

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

Capital Resources

Capital resources consist of funds deployed or available to be deployed to support our business operations. The following table summarizes the components of our capital resources at December 31, 2005 and 2004.

(in millions of U.S. dollars)	December 31 2005	December 31 2004
Short-term debt	$300	$146
Long-term debt	1,811	1,849
Total debt	2,111	1,995
Trust preferred securities	309	412
Preferred Shares	557	557
Ordinary shareholders’ equity	11,255	9,288
Total shareholders’ equity	11,812	9,845
Total capitalization	$14,232	$12,252
Ratio of debt to total capitalization	14.8%	16.3%
Ratio of debt plus trust preferreds to total capitalization	17.0%	19.6%

We believe our financial strength provides us with the flexibility and capacity to obtain funds externally through debt or equity financing on both a short-term and long-term basis. Our ability to access the capital markets is dependent on, among other things, market conditions and our perceived financial strength. We have accessed both the debt and equity markets from time to time. On October 4, 2005, we completed a public offering of 32.91 million Ordinary Shares (which included the over-allotment option of 4.29 million Ordinary Shares) at a price per share of $45.58, for total gross proceeds of approximately $1.5 billion. We are using the net proceeds of the offering for growth opportunities in the global insurance and reinsurance markets.

As part of our capital management program, in November 2001, our Board of Directors authorized the repurchase of any ACE issued debt or capital securities including Ordinary Shares, up to $250 million. At December 31, 2005, this authorization had not been utilized. During 2004, we filed a shelf registration statement with the SEC relating to the issuance of up to $1.5 billion of certain types of debt and equity securities. This registration became effective during the first quarter of 2005, and was exhausted upon completion of our approximately $1.5 billion public offering in October 2005. We generally maintain shelf capacity at all times, in order to allow capital market access for refinancing as well as for unforeseen capital needs. Consistent with this policy, on December 16, 2005, we filed an unlimited shelf registration statement under the SEC’s new securities reform rules. The automatic shelf registration expires in December 2008.

Shareholders’ Equity

The following table analyzes the movements in our shareholders’ equity for the years ended December 31, 2005, 2004 and 2003.

(in millions of U.S. dollars)	2005	2004	2003
Balance, beginning of year	$9,845	$8,823	$6,271
Net income	1,028	1,153	1,482
Change in net unrealized appreciation on investments, net of income tax	(317)	(50)	208
Dividends declared – Ordinary Shares	(267)	(233)	(204)
Dividends declared – Preferred Shares	(45)	(45)	(22)
Cumulative translation adjustments	(91)	99	107
Issuance of Ordinary Shares	1,465	–	–
Other movements, net	194	98	123
Dividends declared – Mezzanine equity	–	–	(10)
Issuance of Preferred Shares	–	–	557
Conversion of Mezzanine equity	–	–	311
Balance, end of year	$11,812	$9,845	$8,823

Our book value per Ordinary Share increased to $34.81 at December 31, 2005, compared with $32.65 at December 31, 2004. Shareholders’ equity increased $2 billion in 2005, primarily due to net income and the proceeds of the public offering, partially offset by unrealized depreciation on our investment portfolio and dividends declared.

On January 14, 2005, and April 14, 2005, we paid dividends of 21 cents per Ordinary Share to shareholders of record on December 31, 2004 and March 31, 2005, respectively. On July 14, 2005, October 14, 2005, and January 12, 2006, we paid dividends of 23 cents per Ordinary Share to shareholders of record on June 30, 2005, September 30, 2005, and December 30, 2005, respectively. We have paid dividends each quarter since we became a public company in 1993. However, the declaration, payment and value of future dividends on Ordinary Shares is at the discretion of our Board of Directors and will be dependent upon our profits, financial requirements and other factors, including legal restrictions on the payment of dividends and such other factors as our Board of Directors deems relevant. Dividends on the Preferred Shares are payable quarterly, when and if declared by our Board of Directors, in arrears on March 1, June 1, September 1 and December 1 of each year. In 2005, we paid dividends of $4.875 per Preferred Share (which translates to $48.75 cents per Depositary Share) on March 1, June 1, September 1, and December 1, to shareholders of record on February 28, May 31, August 31, and November 30, respectively.

Contractual Obligations and Commitments

The table below shows our contractual obligations and commitments including our payments due by period at December 31, 2005:

Payments Due By Period (in millions of U.S. dollars)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Payment amounts determinable from the contract
Deposit liabilities	$350	$81	$114	$49	$106
Operating leases	360	58	98	76	128
Short-term debt	300	300	–	–	–
Long-term debt	1,811	–	823	374	614
Trust preferred securities	309	–	–	–	309
Interest on debt obligations	1,371	154	217	167	833
Total obligations in which payment amounts are determinable from the contract	4,501	593	1,252	666	1,990
Payment amounts not determinable from the contract
Estimated gross loss payments under insurance and reinsurance contracts	35,055	7,693	9,279	5,058	13,025
Total contractual obligations and commitments	$39,556	$8,286	$10,531	$5,724	$15,015

The above table excludes pension obligations, funding commitments to limited partnerships and future policy benefits for life and annuity contracts. Minimum funding requirements for our pension obligations are immaterial over the next year. Subsequent funding commitments are apt to vary due to many factors and are difficult to estimate at this time. In connection with our investments in limited partnerships, we have commitments that may require funding of up to $153 million over the next several years. As the timing of payment of these commitments is unknown, we have excluded the amounts from the above table. We establish reserves for future policy benefits for life and annuity contracts, including, but not limited to, guaranteed minimum death benefits (GMDBs) and GMIBs. Payment amounts related to these reserves must be estimated and are not determinable from the contract. We estimate that on a discounted basis, we expect to pay $521 million associated with these obligations, the majority of which will be paid in excess of five years.

In addition, the above table excludes our Preferred Shares, issued in 2003, which have no fixed repayment terms. We may redeem the Preferred Shares at any time after May 30, 2008, at a redemption value of $25 per depository share (each of which represent one-tenth of one of Preferred Share) or at any time under certain limited circumstances. Refer to Note 9 of our Consolidated Financial Statements for more information on our Preferred Shares.

Deposit Liabilities

Deposit liabilities of $350 million include reinsurance deposit liabilities of $212 million and contract holder deposit funds of $138 million. Contract holder deposit funds represent a liability for investment contracts sold that do not meet the definition of an insurance contract under FAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and Realized Gains and Losses from the Sale of Investments”. The investment contracts are sold with a guaranteed rate of return. The proceeds are then invested with the intent of realizing a greater return than is called for in the investment contracts. Additional information with respect to deposit liabilities is contained in Note 2 j) of our Consolidated Financial Statements.

Operating Lease Commitments

We lease office space in most countries in which we operate under operating leases that expire at various dates through December 2033. We renew and enter into new leases in the ordinary course of business as required.

Short-term Debt

From time to time, we use securities repurchase agreements as a source of short-term liquidity. Under these repurchase agreements, we agree to sell securities and repurchase them at a future date for a predetermined price, thereby creating liquidity. The covenants of our existing credit facilities limit our borrowing under repurchase agreements to $1 billion. At December 31, 2005, no repurchase agreements were outstanding.

Included in short-term debt at December 31, 2005 was ACE INA’s $300 million, 8.3 percent notes due in August 2006.

In June 1999, we arranged certain commercial paper programs. The programs use revolving credit facilities as back-up facilities and (following a reduction in program size by ACE Limited and ACE INA during the second quarter of 2005), provide for up to $600 million in commercial paper issuance (subject to the availability of back-up facilities, which currently total $600 million) at each of ACE Limited and ACE INA. At December 31, 2005, there was no commercial paper outstanding.

Long-term Debt

Our total long-term debt of $1.8 billion is described in detail in Note 8 of our Consolidated Financial Statements.

In December 2005, ACE European Holdings No. 2 Limited entered into a £100 million syndicated five-year term loan agreement and ACE Australia Holdings PTY Limited entered into an AUD $100 million syndicated two-year term loan agreement. Obligations of both borrowers under each loan agreement were guaranteed by ACE Limited. Both loan agreements are unsecured and repayable on maturity. The total proceeds were used to retire indebtedness of ACE INA Holdings Inc. and for general corporate purposes.

In August 2005, due to favorable low-interest terms, ACE American borrowed $10 million from the Pennsylvania Industrial Development Authority (PIDA) at a rate of 2.75 percent due September 1, 2020. The proceeds from PIDA were restricted for purposes of defraying construction costs on a new office building. Principle and interest are payable on a monthly basis. The current balance outstanding is $10 million. Long-term debt for 2005 also includes a reclassified loan of $5 million from the City of Philadelphia under the Urban Development Action Grant (UDAG). Both of these loans support real-estate used in the day to day operations of subsidiaries. Additionally, the ACE INA-issued $300 million, 8.3 percent notes due August 15, 2006, were reclassified from long-term debt to short-term debt.

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

Trust Preferred Securities

During 1999 and 2000, we issued $800 million of trust preferred securities. The funds generated from these issues were used to partially finance the ACE INA acquisition. In 2002, $400 million of the trust preferred securities matured and were repaid. In 2005 and 2004, we repaid an additional $175 million ($100 million ACE INA trust preferred securities in 2005 and $75 million Capital Re trust preferred securities in 2004). The securities outstanding consist of $300 million of trust preferred securities issued by a special purpose entity (a trust) that is wholly owned by us. The sole assets of the special purpose entities are debt instruments issued by one or more of our subsidiaries. The special purpose entity looks to payments on the debt instruments to make payments on the preferred securities. We have guaranteed the payments on these debt instruments. The trustees of the trust include one or more of our officers and at least one independent trustee, such as a trust company. Our officers serving as trustees of the trust do not receive any compensation or other remuneration for their services in such capacity. The full $309 million of outstanding trust preferred stock (calculated as $300 million as discussed above plus our equity share of the trust) is shown on our consolidated balance sheet as a liability. Additional information with respect to the trust preferred securities is contained in Note 8 of our Consolidated Financial Statements.

Estimated Gross Loss Payments under Insurance and Reinsurance Contracts

We are obligated to pay claims under insurance and reinsurance contracts for specified loss events covered under those contracts. As a P&C insurance and reinsurance company, such loss payments represent our most significant future payment obligation. In contrast to other contractual obligations, cash payments are not determinable from the terms specified within the contract. For example, we do not ultimately make a payment to our counterparty for many insurance and reinsurance contracts (i.e., when a loss event has not occurred) and if a payment is to be made, the amount and timing cannot be determined from the contract. In the table above, we estimate payments by period relating to our gross liability for unpaid losses and loss expenses included in the consolidated balance sheet at December 31, 2005 and do not take reinsurance recoverables into account. These estimated loss payments are inherently uncertain and the amount and timing of actual loss payments are likely to differ from these estimates and the differences could be material. Given the numerous factors and assumptions involved in both estimates of losses and loss expense reserves and related estimates as to the timing of future losses and loss expense payments in the table above, differences between actual and estimated loss payments will not necessarily indicate a commensurate change in ultimate loss estimates.

Credit Facilities

As our Bermuda subsidiaries are not admitted insurers and reinsurers in the U.S., the terms of certain U.S. insurance and reinsurance contracts require them to provide letters of credit (LOCs) to clients. In addition, ACE Global Markets is required to satisfy certain U.S. regulatory trust fund requirements which can be met by the issuance of LOCs. LOCs may also be used for general corporate purposes and for Funds at Lloyd’s.

The following table shows our credit facilities by credit line, usage, expiry date and purpose at December 31, 2005.

(in millions of U.S. dollars)	Credit Line(1)	Usage	Expiry Date
Unsecured Liquidity Facilities
ACE Limited(2)	$600	$64	Dec. 2010
Secured Operational LOC Facilities
ACE Limited	500	303	July 2010
Other(3)	71	71	Various
Unsecured Operational LOC Facilities
ACE Limited	1,000	753	July 2010
Unsecured Capital Facilities
ACE Limited(4)	655	489	Dec. 2010
Total	$2,826	$1,680

(1) Certain facilities are guaranteed by operating subsidiaries and/or ACE Limited.

(2) Commercial paper back-up facility may also be used for LOCs.

(3) These facilities are issued in the name of ACE European Group Limited, Lloyd’s Syndicate 2488 and Century Indemnity Reinsurance Company.

(4) Supports ACE Global Markets 2005 underwriting capacity of £400 million (approximately $689 million) for Lloyd’s Syndicate 2488 – there is an expectation that this facility will be fully utilized during 2006.

With the exception of the LOC facilities noted under “Other”, the facilities noted above require that we maintain certain covenants, all of which have been met at December 31, 2005. These covenants include:

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

At December 31, 2005, (a) the minimum consolidated net worth requirement under the covenant described in (i) above was $7.4 billion and our actual consolidated net worth as calculated under that covenant was $11.5 billion; and (b) our ratio of debt to total capitalization was 0.15 to 1.

In addition to these covenants, the ACE Global Markets capital facility requires that collateral be posted if the financial strength rating of ACE falls to S&P BBB+ or lower.

Our failure to comply with the covenants under any credit facility would, subject to grace periods in the case of certain covenants, result in an event of default. This could require us to repay any outstanding borrowings or to cash collateralize letters of credit under such facility. A failure by ACE Limited (or any of its subsidiaries) to pay an obligation due for an amount exceeding $50 million would result in an event of default under all of the facilities described above.

American Jobs Creation Act of 2004

On October 22, 2004, the American Jobs Creation Act (the Act) was signed into law by the President of the United States. The Act provides for the election of a special one-time tax deduction of 85 percent of certain foreign earnings that are repatriated (as defined in the Act) under a Domestic Reinvestment Plan (DRP) to its United States parent corporation in either the parent’s last tax year that began before the enactment date, or the first tax year that begins during the one-year period beginning on the date of enactment. The Act was subsequently modified by several tax technical correction provisions included in the Gulf Opportunity Zone Act of 2005. We will apply the provisions of the Act (as modified) to certain of our subsidiaries for the 2005 tax year.

During the year ended December 31, 2005, we repatriated foreign earnings of $500 million subject to DRPs that qualify for preferential treatment under the Act. For the year ended December 31, 2005, the tax benefit under the Act associated with these repatriations is $69 million and is a result of the reduction of the net deferred tax liability associated with these repatriated earnings.

Recent Accounting Pronouncements

See Note 2 q) to the Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market Sensitive Instruments and Risk Management

Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments. We are exposed to potential loss to various market risks, including changes in interest rates, equity prices and foreign currency exchange rates. Further, through the writings of certain products such as credit derivatives (through our approximately 35 percent ownership of Assured Guaranty) and GMIB and GMDB products, we are exposed to deterioration in the credit markets, decreases in interest rates and declines in the equity markets. Our investment portfolio consists of both fixed income and equity securities, denominated in both U.S. and foreign currencies, which are sensitive to changes in interest rates, equity prices and foreign currency exchange rates.

The majority of our fixed income and all of our equity securities are classified as available-for-sale, and as such changes in interest rates, equity prices or foreign currency exchange rates will have an immediate effect on comprehensive income and shareholders’ equity but will not ordinarily have an immediate effect on net income. Nevertheless, changes in interest rates and equity prices effect consolidated net income when, and if, a security is sold or impaired. From time to time, we also use investment derivative instruments such as futures, options, interest rate swaps, and foreign currency forward contracts to manage the duration of our investment portfolio and foreign currency exposures and also to obtain exposure to a particular financial market. In addition, as part of our investing activity, we purchase TBAs. These instruments are recognized as assets or liabilities in our Consolidated Financial Statements and are sensitive to changes in interest rates, foreign currency exchange rates and equity security prices. Changes in the fair value of TBAs are included in our net realized gains or losses and therefore have an immediate effect on both our net income and shareholders’ equity. At December 31, 2005 and 2004, our notional exposure to investment derivative instruments was $17 billion and $4 billion, respectively. The increase in 2005 was primarily due to the use of derivative financial instruments to manage duration and credit risk and the growth size of the investment portfolio.

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

The following is a discussion of our primary market risk exposures at December 31, 2005. Our policies to address these risks in 2005 were not materially different from 2004. We do not currently anticipate significant changes in our primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods.

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

The following table shows the impact on the market value of our fixed income portfolio of an increase in interest rates of 100 basis points applied instantly across the yield curve (an immediate time horizon was used as this presents the worst case scenario) at December 31, 2005 and 2004.

(in millions of U.S. dollars)	2005	2004
Fair value of fixed income portfolio	$29,639	$25,054
Pre-tax impact of 100 basis point increase in interest rates	$824	$800
Percentage of total fixed income portfolio at fair value	2.8%	3.2%

Changes in interest rates will have an immediate effect on comprehensive income and shareholders’ equity but will not ordinarily have an immediate effect on net income.

Although our debt, preferred stock, and trust preferred securities (collectively, referred to as debt obligations) are reported at amortized value and not adjusted for fair value changes, changes in interest rates could have a material impact on their fair value, albeit there is no immediate impact on our Consolidated Financial Statements. The following table shows the impact on the market value of our debt obligations of a decrease in interest rates of 100 basis points applied instantly across the yield curve (an immediate time horizon was used as this presents the worst case scenario) at December 31, 2005 and 2004.

(in millions of U.S. dollars)	2005	2004
Fair value of debt obligations	$2,992	$3,147
Impact of 100 basis point decrease in interest rates	$218	$250
Percentage of total debt obligations at fair value	7.3%	8.0%

Variations in market interest rates could produce significant changes in the timing of prepayments due to prepayment options available. For these reasons, actual results could differ from those reflected in the tables.

Our net income is directly impacted by changes in the fair value of GMIBs. For example, net realized gains of $18 million and $10 million were reported for GMIB reinsurance in 2005 and 2004, respectively. The change in the fair value of GMIBs are determined using internal valuation models. Such valuations require considerable judgment and are subject to significant uncertainty. The valuation of these products is subject to fluctuations arising from, among other factors, changes in interest rates, changes in the equity markets, and changes in the allocation of the investment’s underlying annuitant’s account value. These models and the related assumptions are continually reviewed by management and enhanced, as appropriate, based upon improvements in modeling techniques and availability of more timely information, such as market conditions and demographics of in-force annuities.

On September 30, 2005, we entered into a derivative transaction, which has the effect of reducing our net exposure to equity market movements and to a lesser extent, interest rate market movements related to GMIBs. The derivative has an expiration date of September 30, 2015. Including the effect of the derivative, we estimate that based on in-force annuities covered by GMIB reinsurance treaties at December 31, 2005, a downward parallel shift of the yield curve of 100 basis points would result in an unrealized losses of approximately $82 million. This estimated change in fair value would be recorded as net realized losses in our net income. The gain or loss created by the estimated fair value adjustment will rise or fall each period based on estimated market pricing and may not be an indication of ultimate claims.

Equity price risk

Our portfolio of equity securities, which we carry on our balance sheet at fair value, has exposure to price risk. This risk is defined as the potential loss in fair value resulting from adverse changes in stock prices. In addition, we attain exposure to the equity markets through the use of derivative instruments, which also have exposure to price risk. Our U.S. equity portfolio is correlated with the S&P 500 index and changes in that index would approximate the impact on our portfolio. Our international equity portfolio has exposure to a broad range of non-U.S. equity markets. The following table provides more information on our exposure to equity price risk at December 31, 2005 and 2004.

(millions of U.S. dollars)	2005	2004
Fair value of equity securities	$1,507	$1,265
Fair value of equity derivative instruments	–	131
Total equity exposure	$1,507	$1,396
Pre-tax impact of 10 percent decline in market prices for equity exposures	$151	$140

Changes in fair value of the derivative equity instruments are recorded as net realized gains (losses) in the consolidated statements of operations. Changes in the fair value of our equity portfolio are recorded as unrealized appreciation (depreciation) and are included as a separate component of accumulated other comprehensive income in shareholders’ equity.

As discussed above, our net income is directly impacted by changes in the fair value of GMIBs. Including the derivative purchased as an economic hedge for market risks of GMIBs as discussed above and based on in-force annuities covered by GMIB reinsurance treaties at December 31, 2005, we estimate that a 10 percent decline in the S&P index would result in an unrealized loss of approximately $12 million. This estimated change in fair value would be recorded as net realized losses in our net income. The gain or loss created by the estimated fair value adjustment will rise or fall each period based on estimated market pricing and may not be an indication of ultimate claims.

Foreign currency exchange rate risk

Many of our non-U.S. companies maintain both assets and liabilities in local currencies. Therefore, foreign exchange rate risk is generally limited to net assets denominated in those foreign currencies. Foreign exchange rate risk is reviewed as part of our risk management process. Locally required capital levels are invested in home currencies in order to satisfy regulatory requirements, and to support local insurance operations regardless of currency fluctuations. The principal currencies creating foreign exchange risk for us are the British pound sterling, the Euro and the Canadian dollar. The following table provides more information on our exposure to foreign exchange rate risk at December 31, 2005 and 2004.

(millions of U.S. dollars)	2005	2004
Fair value of net assets denominated in foreign currencies	$995	$1,555
Percentage of fair value of total net assets	8.4%	15.8%
Pre-tax impact of hypothetical 10 percent strengthening of U.S. dollar	$90	$141

ITEM 8.	Financial Statements and Supplementary Data

The financial statements and supplementary data required by Regulation S-X are included in this report on Form 10-K commencing on page F-1.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in, or any disagreements with, accountants on accounting and financial disclosure within the two years ended December 31, 2005.

ITEM 9A.	Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 as of December 31, 2005. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in allowing information required to be disclosed in reports filed under the Securities and Exchange Act of 1934 to be recorded, processed, summarized and reported within time periods specified in the rules and forms of the SEC.

There has been no change in the Company’s internal controls over financial reporting during the Company’s quarter ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting. The Company’s management report on internal control over financial reporting is included on page F-3 and PricewaterhouseCooper LLP’s attestation is included on page F-4.

Management’s Consideration of the Restatement

In reaching its conclusion that ACE’s internal control over financial reporting, which is a component of ACE’s disclosure control and procedures, was effective as of December 31, 2004, management considered, among other things, the control deficiency related to errors in accounting for non-traditional or finite risk insurance and reinsurance transactions, which resulted in the need to restate ACE’s financial statements for the years ended December 31, 2000, 2001, 2002 and 2003 and for each of the quarters in the year ended December 31, 2003. The Company also elected to restate the 2004 interim and annual financial statements as well as for the three months ended March 31, 2005. ACE believes that as of December 31, 2004, it had established appropriate internal controls over financial reporting to properly account for new finite risk contracts. These controls include the prohibition of “buy-side” finite risk contract acquisition without approval of the Company’s Chief Executive Officer, personnel changes, formation of an internal Structured Transaction Review Committee, and the issuance of guidelines and restrictions pertaining to the accounting for and marketing of so-called “sell-side” finite risk contracts. After reviewing and analyzing the Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 99, “Materiality”, Accounting Principles Board Opinion No. 28, “Interim Financial Reporting”, paragraph 29 and SAB Topic 5-F, “Accounting Changes Not Retroactively Applied Due to Immateriality”, and taking into consideration: (i) that the restatement adjustments did not have a material impact on the financial statements of 2004 interim or annual periods, and (ii) that the cumulative impact of the restatement adjustments on shareholders’ equity was not material to the financial statements of prior interim or annual periods, management concluded that the control deficiency that resulted in the restatement of the prior period financial statements was not in itself a material weakness as of December 31, 2004. In addition, the control deficiency that resulted in the restatement when aggregated with other deficiencies did not constitute a material weakness.

ITEM 9B.	Other Information

On March 15, 2006, the Company and Brian E. Dowd entered into a termination agreement with respect to Mr. Dowd’s 1995 employment agreement (the 1995 Agreement) because Mr. Dowd’s current position, title, duties, employing company, employment location and employment terms are substantially different from those described in the 1995 Agreement. Mr. Dowd continues to serve as Chairman and CEO of ACE USA. A copy of the termination agreement is attached as Exhibit 10.17 hereto.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

Information pertaining to this item is incorporated by reference to the sections entitled “Election of Directors – Nominees for Election to Terms Expiring in 2009”, “Election of Directors-Directors Whose Terms of Office Will Continue After This Meeting”, “Election of Directors – Meetings and Committees of the Board of Directors – Audit Committee”, and “Elections of Directors – Section 16(a) Beneficial Ownership Reporting Compliance” of the definitive proxy statement for the Annual General Meeting of Shareholders to be held on May 18, 2006, which involves the election of directors and will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

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

ITEM 11. Executive Compensation

This item is incorporated by reference to the sections entitled “Election of Directors – Director Compensation”, “Executive Compensation” and “Compensation Committee Report on Executive Compensation and “Performance Graph” of the definitive proxy statement for the Annual General Meeting of Shareholders to be held on May 18, 2006, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This item is incorporated by reference to the sections entitled “Beneficial Ownership of Ordinary Shares” and “Equity Compensation Plan Information” of the definitive proxy statement for the Annual General Meeting of Shareholders to be held on May 18, 2006, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

ITEM 13. Certain Relationships and Related Transactions

This item is incorporated by reference to the section entitled “Election of Directors – Certain Business Relationships” of the definitive proxy statement for the Annual General Meeting of Shareholders to be held on May 18, 2006, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

ITEM 14. Principal Accounting Fees and Services

This item is incorporated by reference to the section entitled “Independent Auditor Fee Information” of the definitive proxy statement for the Annual General Meeting of Shareholders to be held on May 18, 2006, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a) Financial Statements, Schedules and Exhibits

1.	Consolidated Financial Statements	Page

–	Management’s Responsibility for Financial Statements and Internal Controls	F-3
–	Report of Independent Registered Public Accounting Firm	F-4
–	Consolidated Balance Sheets at December 31, 2005 and 2004	F-6
–	Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2005, 2004 and 2003	F-7
–	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2005, 2004 and 2003	F-8
–	Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003	F-10
–	Notes to Consolidated Financial Statements	F-11

2.	Financial Statement Schedules

–	Schedule I – Summary of Investments – Other Than Investments in Related Parties	F-67
–	Schedule II – Condensed Financial Information of Registrant (Parent Company Only)	F-68
–	Schedule IV – Supplemental Information Concerning Reinsurance	F-71
–	Schedule VI – Supplemental Information Concerning Property and Casualty Operations	F-72

Other schedules have been omitted as they are not applicable to ACE, or the required information has been included in the Consolidated Financial Statements and related notes.

3.	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	SEC File Reference Number	Filed Herewith
3.1	Memorandum of Association of the Company	10-K	3.1	December 18, 1998	001-11778

3.2	Articles of Association of the Company	10-K	3.2	December 18, 1998	001-11778

3.3	Special Resolutions adopted January 22, 2002 increasing the number of authorized Ordinary Shares and Other Shares	10-K	3.3	March 18, 2002	001-11778

3.4	Resolutions of a committee of the Board of Directors of ACE Limited establishing the terms of the 7.80 percent Cumulative Redeemable Preferred Shares, Series C, of ACE Limited	8-K	4.1	May 30, 2003	011-11778

4.1	Memorandum of Association of the Company	10-K	3.1	December 18, 1998	001-11778

4.2	Articles of Association of the Company	10-K	3.2	December 18, 1998	001-11778

4.3	Special Resolutions adopted January 22, 2002 increasing the number of authorized Ordinary Shares and Other Shares	10-K	3.3	March 18, 2002	001-11778

4.4	Resolutions of a committee of the Board of Directors of ACE Limited establishing the terms of the 7.80 percent Cumulative Redeemable Preferred Shares, Series C, of ACE Limited	8-K	4.1	May 30, 2003	001-11778

4.5	Specimen certificate representing Ordinary Shares	10-K	4.3	March 18, 2002	001-11778

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	SEC File Reference Number	Filed Herewith
4.6	Amended and Restated Rights Agreement between ACE Limited and Mellon Investor Services LLC, Rights Agent, dated as of December 20, 2001	10-K	10.59	March 18, 2002	001-11778

4.7	Indenture, dated as of March 15, 2002, between ACE Limited and Bank One Trust Company, N.A	8-K	4.1	March 22, 2002	001-11778

4.8	Senior Indenture, dated as of August 1, 1999, among ACE INA Holdings, Inc., ACE Limited and Bank One, N.A. (formerly The First National Bank of Chicago), as trustee	S-1	4.5	August 12, 1999	333-78841

4.9	Indenture, dated as of November 30, 1999, among ACE INA Holdings, Inc. and Bank One Trust Company, N.A., as trustee	10-K	10.38	March 29, 2000	001-11778

4.10	Supplemental Indenture No. 1, dated as of December 6, 1999, among ACE INA Holdings, Inc. and Bank One Trust Company, N.A., as trustee	10-K	10.39	March 29, 2000	001-11778

4.11	Supplemental Indenture No. 2 and waiver, dated as of February 16, 2000, among ACE INA Holdings, Inc. and Bank One Trust Company, N.A., as trustee					X

4.12	Indenture, dated as of December 1, 1999, among ACE INA Holdings, Inc., ACE Limited and Bank One Trust Company, National Association, as trustee	10-K	10.41	March 29, 2000	001-11778

4.13	Indenture, dated as of October 27, 1998, between ACE US Holdings, Inc. and The Bank of New York, as successor trustee	10-K	10.37	December 18, 1998	011-11778

4.14	Supplemental indenture and waiver, dated as of February 16, 2000, between ACE US Holdings, Inc. and The Bank of New York, as successor trustee					X

4.15	Supplemental indenture No. 2, dated as of June 1, 2003, between ACE US Holdings, Inc. and The Bank of New York, as successor trustee					X

4.16	Supplemental indenture No. 3, dated as of September 1, 2004, between ACE US Holdings, Inc. and The Bank of New York, as successor trustee					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	SEC File Reference Number	Filed Herewith
4.17	Amended and Restated Trust Agreement, dated March 31, 2000, among ACE INA Holdings, Inc., Bank One Trust Company, National Association, as property trustee, Bank One Delaware Inc., as Delaware trustee and the administrative trustees named therein					X

4.18	Common Securities Guarantee Agreement, dated as of March 31, 2000					X

4.19	Capital Securities Guarantee Agreement, dated as of March 31, 2000					X

10.1	Amendment dated as of November 14, 2005 amending and restating Information Technology Services Agreement, dated as of June 29, 2005, among ACE INA Holdings Inc. and International Business Machines Corporation					X

10.2*	Amended and Restated Indemnification Agreement in the form executed between the Company and directors and/or officers					X

10.3	Master Separation Agreement among ACE Limited, ACE Financial Services Inc., ACE Bermuda Insurance Ltd. and Assured Guaranty Ltd. dated as of April 27, 2004	S-1	10.8	April 22, 2004	333-111491

10.4	Stock Purchase Agreement dated as of January 5, 2005, among Century Indemnity Company, ACE INA International Holdings, Ltd. and Randall & Quilter Investment Holdings Limited	10-K	10.34	March 16, 2005	001-11778

10.5	Amendment and waiver to the Stock Purchase Agreement dated as of January 26, 2006, among Century Indemnity Company, ACE INA International Holdings, Ltd. and Randall & Quilter Investment Holdings Limited					X

10.6	Sixth Amendment and Restatement Agreement dated as of December 9, 2005 relating to a letter of credit facility originally dated November 19, 1999, among ACE Limited, ACE Bermuda Insurance Ltd., ACE Tempest Reinsurance Ltd., Citigroup Global Markets Limited, and Barclays Capital as lead arrangers and ING Bank, as co-arranger, and Citibank International plc, as agent and security trustee and certain financial institutions					X

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Original Number	Date Filed	SEC File Reference Number	Filed Herewith
10.7		Credit Agreement for A$100,000,000 dated as of December 13, 2005, among ACE Australia Holdings PTY Limited, ACE Limited, and The Royal Bank of Scotland plc and HSBC Securities (USA) Inc. as lead arrangers and certain other financial institutions					X

10.8		Credit Agreement for £$100,000,000 dated as of December 13, 2005, among ACE European Holdings NO.2 Limited, ACE Limited, and The Royal Bank of Scotland plc and HSBC Securities (USA) Inc. as lead arrangers and certain other financial institutions					X

10.9		Amended and Restated Credit Agreement for $600,000,000 dated as of December 15, 2005, among ACE Limited, certain subsidiaries, various lenders and J.P. Morgan Securities and Barclays Capital as joint lead arrangers and joint bookrunners					X

10.10		Amended and Restated Reimbursement Agreement for $1,000,000,000 Unsecured Letter of Credit Facility, dated as of July 1, 2005, among ACE Limited, certain subsidiaries, various lenders and Wachovia Bank, National Association as administrative agent	8-K	10.1	July 7, 2005	001-11778

10.11		Amended and Restated Reimbursement Agreement for $500,000,000 Secured Letter of Credit Facility, dated as of July 1, 2005, among ACE Limited, certain subsidiaries, various lenders and Wachovia Bank, National Association as administrative agent	8-K	10.2	July 7, 2005	001-11778

10.12	*	Employment Agreement, dated October 1, 1994, between ACE Limited and Brian Duperreault	10-K	10.42	December 19, 1994	001-11778

10.13	*	Employment Terms dated October 29, 2001, between ACE Limited and Evan Greenberg	10-K	10.64	March 27, 2003	001-11778

10.14	*	Employment Terms dated November 2, 2001, between ACE Limited and Philip V. Bancroft	10-K	10.65	March 27, 2003	001-11778

10.15	*	Executive Severance Agreement between ACE Limited and Philip Bancroft, effective January 2, 2002	10-Q	10. 1	May 10, 2004	001-11778

10.16	*	Employment Agreement, dated May 22, 1995, between ACE Limited and Brian E. Dowd	10-K	10.35	March 16, 2005	001-11778

10.17	*	Termination Agreement, dated March 15, 2006, between ACE Limited and Brian E. Dowd					X

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Original Number	Date Filed	SEC File Reference Number	Filed Herewith
10.18	*	Employee note from Brian Dowd, dated May 28, 2002	10-K	10.36	March 16, 2005	001-11778

10.19	*	Promissory note from Brian Dowd, dated July 28, 2002	10-K	10.37	March 16, 2005	001-11778

10.20	*	Description of Executive Officer cash compensation for 2006 and 2005					X

10.21	*	Director compensation under the ACE Limited 2004 Long-Term Incentive	8-K	10.1	August 25, 2005	001-11778

10.22	*	ACE Limited Annual Performance Incentive Plan	S-1	10.13	January 21, 1993	33-57206

10.23	*	ACE Limited Employee Stock Purchase Plan (as amended through July 1, 2000)					X

10.24	*	ACE Limited Elective Deferred Compensation Plan as Amended and Restated effective January 1, 2005					X

10.25	*	ACE USA Officer Deferred Compensation Plan (as amended through January 1, 2001)					X

10.26	*	ACE Limited Employee Retirement Plan, as amended and restated effective July 1, 2001 and further amended through December 28, 2001	10-K	10.61	March 18, 2002	001-11778

10.27	*	ACE Limited Supplemental Retirement Plan (as amended and restated effective July 1, 2001)	10-Q	10.1	November 14, 2001	001-11778

10.28	*	ACE USA Supplemental Employee Retirement Savings Plan	10-Q	10.6	May 15, 2000	001-11778

10.29	*	The ACE Limited 1995 Outside Directors Plan (As amended through the seventh amendment)	10-Q	10.1	August 14, 2003	001-11778

10.30	*	The ACE Limited 1995 Long Term Incentive Plan (as amended through the Second Amendment)	10-Q	10.3	August 14, 2001	001-11778

10.31	*	ACE Limited 1998 Long-Term Incentive Plan (as amended through the third Amendment)					X

10.32	*	ACE Limited 1999 Replacement Long Term Incentive Plan	10-Q	10.1	November 15, 1999	001-11778

10.33	*	ACE Limited Rules of the Approved U.K. Stock Option Program	10-Q	10.2	February 13, 1998	001-11778

10.34	*	ACE Limited 2004 Long-Term Incentive Plan (as amended through the first amendment)	10-Q	10.1	August 9, 2004	001-11778

Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Original Number	Date Filed	SEC File Reference Number	Filed Herewith
10.35	*	Form of Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan	8-K	10.2	September 13, 2004	001-11778

10.36	*	Form of Restricted Stock Unit Award Terms under the ACE Limited 2004 Long-Term Incentive Plan	8-K	10.3	September 13, 2004	001-11778

10.37	*	Form of Incentive Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan	8-K	10.4	September 13, 2004	001-11778

10.38	*	Form of Non-Qualified Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan	8-K	10.5	September 13, 2004	001-11778

10.39	*	Form of Performance Based Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan					X

12.1		Ratio of earnings to fixed charges and preferred share dividends calculation					X

21.1		Subsidiaries of the Company					X

23.1		Consent of PricewaterhouseCoopers LLP					X

31.1		Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002					X

31.2		Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002					X

32.1		Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002					X

32.2		Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002					X

* Management Contract or Compensation Plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACE LIMITED

By:	/S/ PHILIP V. BANCROFT
Philip V. Bancroft Chief Financial Officer

March 16, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ BRIAN DUPERREAULT Brian Duperreault	Chairman; Director	March 16, 2006

/S/ EVAN G. GREENBERG Evan G. Greenberg	President, Chief Executive Officer; Director	March 16, 2006

/S/ PHILIP V. BANCROFT Philip V. Bancroft	Chief Financial Officer (Principal Financial Officer)	March 16, 2006

/S/ PAUL B. MEDINI Paul B. Medini	Chief Accounting Officer (Principal Accounting Officer)	March 16, 2006

/S/ MICHAEL G. ATIEH Michael G. Atieh	Director	March 16, 2006

/S/ BRUCE L. CROCKETT Bruce L. Crockett	Director	March 16, 2006

/S/ ROBERT M. HERNANDEZ Robert M. Hernandez	Director	March 16, 2006

/S/ JOHN A. KROL John A. Krol	Director	March 16, 2006

/S/ PETER MENIKOFF Peter Menikoff	Director	March 16, 2006

/S/ THOMAS J. NEFF Thomas J. Neff	Director	March 16, 2006

/S/ ROBERT RIPP Robert Ripp	Director	March 16, 2006

/S/ DERMOT F. SMURFIT Dermot F. Smurfit	Director	March 16, 2006

/S/ ROBERT W. STALEY Robert W. Staley	Director	March 16, 2006

/S/ GARY M. STUART Gary M. Stuart	Director	March 16, 2006

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

ACE Limited

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

As of December 31, 2005, management has evaluated the effectiveness of ACE’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control – Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, we have concluded that ACE’s internal control over financial reporting was effective as of December 31, 2005.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the consolidated financial statements of ACE included in this Annual Report, has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2005. The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of ACE’s internal control over financial reporting as of December 31, 2005, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm”.

The report of our independent registered public accountants follows this statement.

/s/ Evan G. Greenberg Evan G. Greenberg President and Chief Executive Officer	/s/ Philip V. Bancroft Philip V. Bancroft Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of ACE Limited:

We have completed integrated audits of ACE Limited’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) of the Company’s Form 10-K present fairly, in all material respects, the financial position of ACE Limited and its subsidiaries at December 31, 2005 and December 31, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) of the Company’s Form 10-K present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in “Management’s Responsibility for Financial Statements and Internal Controls” appearing under Item 15(a)(1) of the Company’s Form 10-K, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

March 16, 2006

CONSOLIDATED BALANCE SHEETS

ACE Limited and Subsidiaries

December 31, 2005 and 2004 (in millions of U.S. dollars, except share and per share data)	2005	2004
Assets
Investments
Fixed maturities available for sale, at fair value (amortized cost – $24,273 and $22,422)	$24,285	$22,891
Fixed maturities held to maturity, at amortized cost (fair value – $3,055)	3,076	–
Equity securities, at fair value (cost – $1,280 and $1,061)	1,507	1,265
Short-term investments, at fair value (amortized cost – $2,299 and $2,163)	2,299	2,163
Other investments (cost – $672 and $544)	755	606
Total investments	31,922	26,925
Cash	512	498
Securities lending collateral	1,723	1,059
Accrued investment income	338	309
Insurance and reinsurance balances receivable	3,343	3,255
Accounts and notes receivable	197	196
Reinsurance recoverable	15,463	14,882
Deferred policy acquisition costs	930	944
Prepaid reinsurance premiums	1,346	1,355
Funds withheld	276	339
Value of reinsurance business assumed	235	273
Goodwill	2,703	2,700
Deferred tax assets	1,314	1,173
Investments in partially-owned insurance companies (cost – $818 and $755)	876	796
Other assets	1,262	1,479
Total assets	$62,440	$56,183
Liabilities
Unpaid losses and loss expenses	$35,055	$31,483
Unearned premiums	5,884	5,983
Future policy benefits for life and annuity contracts	521	509
Funds withheld	93	142
Insurance and reinsurance balances payable	2,405	2,337
Deposit liabilities	350	343
Securities lending payable	1,723	1,059
Payable for securities purchased	701	507
Accounts payable, accrued expenses and other liabilities	1,402	1,508
Dividends payable	74	60
Short-term debt	300	146
Long-term debt	1,811	1,849
Trust preferred securities	309	412
Total liabilities	50,628	46,338
Commitments and contingencies
Shareholders’ equity
Preferred Shares ($1.00 par value, 2,300,000 shares authorized, issued and outstanding)	2	2
Ordinary Shares ($0.041666667 par value, 500,000,000 shares authorized;
323,322,586 and 284,478,525 shares issued and outstanding)	13	12
Additional paid-in capital	6,569	4,905
Unearned stock grant compensation	(69)	(57)
Retained earnings	4,965	4,249
Deferred compensation obligation	6	12
Accumulated other comprehensive income	332	734
Ordinary Shares issued to employee trust	(6)	(12)
Total shareholders’ equity	11,812	9,845
Total liabilities and shareholders’ equity	$62,440	$56,183

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

ACE Limited and Subsidiaries

For the years ended December 31, 2005, 2004 and 2003 (in millions of U.S. dollars, except per share data)	2005	2004	2003
Revenues
Gross premiums written	$16,811	$16,094	$14,630
Reinsurance premiums ceded	(5,019)	(4,598)	(4,362)
Net premiums written	11,792	11,496	10,268
Change in unearned premiums	(44)	(386)	(541)
Net premiums earned	11,748	11,110	9,727
Net investment income	1,264	1,013	900
Net realized gains (losses)	76	197	265
Total revenues	13,088	12,320	10,892
Expenses
Losses and loss expenses	8,571	7,690	6,167
Life and annuity benefits	143	175	182
Policy acquisition costs	1,670	1,565	1,350
Administrative expenses	1,261	1,265	1,189
Interest expense	174	183	177
Other (income) expense	(32)	3	34
Total expenses	11,787	10,881	9,099
Income before income tax	1,301	1,439	1,793
Income tax expense	273	286	311
Net income	$1,028	$1,153	$1,482
Other comprehensive income (loss)
Unrealized appreciation (depreciation) arising during the period	(245)	183	304
Reclassification adjustment for net realized (gains) losses included in net income	(135)	(272)	(81)
Amortization of net unrealized (gains) losses related to transferred securities	(6)	–	–
Net unrealized appreciation (depreciation) on investments	(386)	(89)	223
Minimum pension liability	8	(43)	4
Cumulative translation adjustments	(139)	131	144
Other comprehensive income (loss), before income tax	(517)	(1)	371
Income tax benefit (expense) related to other comprehensive income items	115	22	(52)
Other comprehensive income (loss)	(402)	21	319
Comprehensive income	$626	$1,174	$1,801
Basic earnings per share	$3.36	$3.95	$5.35
Diluted earnings per share	$3.31	$3.88	$5.25

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

ACE Limited and Subsidiaries

For the years ended December 31, 2005, 2004 and 2003 (in millions of U.S. dollars)	2005	2004	2003
Preferred Shares
Balance – beginning of year	$2	$2	$–
Shares issued	–	–	2
Balance – end of year	2	2	2
Ordinary Shares
Balance – beginning of year	12	12	11
Shares issued	1	–	1
Balance – end of year	13	12	12
Additional paid-in capital
Balance – beginning of year	4,905	4,767	3,781
Issuance of new shares	1,465	–	–
Net shares issued under employee stock-based compensation plans	44	42	22
Exercise of stock options	140	83	62
Ordinary Shares issued under Employee Stock Purchase Plan (ESPP)	8	8	7
Other	7	5	31
Preferred Shares issued, net	–	–	554
Conversion of Mezzanine equity, net	–	–	310
Balance – end of year	6,569	4,905	4,767
Unearned stock grant compensation
Balance – beginning of year	(57)	(45)	(43)
Net issuance of restricted stock under employee stock-based compensation plans	(68)	(54)	(43)
Amortization	56	42	41
Balance – end of year	(69)	(57)	(45)
Retained earnings
Balance – beginning of year	4,249	3,374	2,128
Net income	1,028	1,153	1,482
Dividends declared on Ordinary Shares	(267)	(233)	(204)
Dividends declared on Preferred Shares	(45)	(45)	(22)
Dividends declared on Mezzanine equity	–	–	(10)
Balance – end of year	4,965	4,249	3,374
Deferred compensation obligation
Balance – beginning of year	12	17	19
(Decrease) to obligation	(6)	(5)	(2)
Balance – end of year	$6	$12	$17

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (continued)

ACE Limited and Subsidiaries

For the years ended December 31, 2005, 2004 and 2003 (in millions of U.S. dollars)	2005	2004	2003
Accumulated other comprehensive income
Net unrealized appreciation (depreciation) on investments
Balance – beginning of year	$634	$684	$476
Change in year	(386)	(89)	223
Income tax benefit (expense)	69	39	(15)
Balance – end of year	317	634	684
Minimum pension liability
Balance – beginning of year	(64)	(36)	(40)
Change in year	8	(43)	4
Income tax benefit (expense)	(2)	15	–
Balance – end of year	(58)	(64)	(36)
Cumulative translation adjustments
Balance – beginning of year	164	65	(42)
Change in year	(139)	131	144
Income tax benefit (expense)	48	(32)	(37)
Balance – end of year	73	164	65
Accumulated other comprehensive income	332	734	713
Ordinary Shares issued to employee trust
Balance – beginning of year	(12)	(17)	(19)
Decrease in Ordinary Shares	6	5	2
Balance – end of year	(6)	(12)	(17)
Total shareholders’ equity	$11,812	$9,845	$8,823

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

ACE Limited and Subsidiaries

For the years ended December 31, 2005, 2004 and 2003 (in millions of U.S. dollars)	2005	2004	2003
Cash flows from operating activities
Net income	$1,028	$1,153	$1,482
Adjustments to reconcile net income to net cash flows from operating activities:
Net realized (gains) losses	(76)	(197)	(265)
Amortization of premium/discounts on fixed maturities	90	107	92
Deferred income taxes	(15)	(10)	239
Unpaid losses and loss expenses	4,589	3,829	2,258
Unearned premiums	79	758	319
Future policy benefits for life and annuity contracts	12	17	50
Insurance and reinsurance balances payable	103	411	2
Accounts payable, accrued expenses and other liabilities	(27)	257	(244)
Insurance and reinsurance balances receivable	(227)	(392)	(41)
Reinsurance recoverable	(1,367)	(922)	306
Deferred policy acquisition costs	(7)	(105)	(133)
Prepaid reinsurance premiums	(46)	(233)	278
Funds withheld, net	13	(139)	45
Value of reinsurance business assumed	38	62	191
Other	121	343	(294)
Net cash flows from operating activities	4,308	4,939	4,285
Cash flows used for investing activities
Purchases of fixed maturities available for sale	(32,309)	(25,394)	(20,495)
Purchases of equity securities	(654)	(1,081)	(164)
Sales and maturities of fixed maturities available for sale	26,831	20,289	15,750
Sales of equity securities	492	527	190
Maturities and redemptions of fixed maturities held to maturity	174	–	–
Net proceeds from (payments made on) the settlement of investment derivatives	12	32	34
Sale of subsidiary (net of cash sold of $nil and $82 million)	7	959	–
Other	(146)	(198)	(118)
Net cash flows used for investing activities	(5,593)	(4,866)	(4,803)
Cash flows from (used for) financing activities
Dividends paid on Ordinary Shares	(253)	(226)	(198)
Dividends paid on Preferred Shares	(45)	(45)	(23)
Repayment of short-term debt	(146)	(399)	–
Repayment of trust preferred securities	(103)	(75)	–
Net proceeds from issuance of Ordinary Shares	1,465	–	–
Proceeds from exercise of options for Ordinary Shares	140	83	62
Proceeds from Ordinary Shares issued under ESPP	8	8	7
Net proceeds from issuance of long-term debt	262	499	–
Dividends paid on Mezzanine equity	–	–	(10)
Net proceeds from issuance of Preferred Shares	–	–	557
Net cash flows from (used for) financing activities	1,328	(155)	395
Effect of foreign currency rate changes on cash and cash equivalents	(29)	21	21
Net increase (decrease) in cash	14	(61)	(102)
Cash – beginning of year	498	559	661
Cash – end of year	$512	$498	$559
Supplemental cash flow information
Taxes paid	$338	$167	$42
Interest paid	$167	$184	$176

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

1. General

ACE Limited (ACE or the Company) is a holding company incorporated with limited liability under the Cayman Islands Companies Law and maintains its corporate business office in Bermuda. The Company, through its various subsidiaries, provides a broad range of insurance and reinsurance products to insureds worldwide. ACE operates through the following business segments: Insurance – North American, Insurance – Overseas General, Global Reinsurance, Financial Services and Life Insurance and Reinsurance. These segments are described in Note 18.

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

On April 28, 2004, the Company sold 65.3 percent of its financial and mortgage guaranty reinsurance and insurance businesses through the initial public offering (IPO) of 49 million common shares of Assured Guaranty Ltd. (Assured Guaranty). Subsequent to the completion of the IPO, the Company beneficially owned 26 million common shares or 34.7 percent of Assured Guaranty’s outstanding common shares and, accordingly, no longer consolidates its interest in Assured Guaranty. The retained interest is accounted for using the equity method with the Company’s carrying value of its investment reflected in “Investments in partially-owned insurance companies” within the consolidated balance sheet and the proportionate share of earnings reflected in “Other (income) expense” within the consolidated statement of operations.

ACE restated its financial statements for the years ended December 31, 2004, 2003, 2002, 2001, and 2000, each of the quarters in the years 2003 and 2004, and the quarter ended March 31, 2005. The primary purpose of the restatement was to correct the accounting treatment for eight finite risk insurance transactions. ACE also included in the restatement correction of certain unrelated errors, previously identified but considered to be of an immaterial nature. For additional information about this restatement see our Annual Report on Form 10-K/A for the year ended December 31, 2004 (Notes 3 and 21 to the Consolidated Financial Statements). All amounts included herein for the current and prior periods have been adjusted to reflect the restatement.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company’s principal estimates include:

• unpaid losses and loss expenses, including asbestos and environmental reserves;

• reinsurance recoverable, including a provision for uncollectible reinsurance;

• impairments to the carrying value of the investment portfolio;

• the valuation of deferred tax assets;

• the fair value of certain derivatives;

• the valuation of goodwill; and

• assessment of risk transfer for structured insurance and reinsurance contracts.

While the amounts included in the consolidated financial statements reflect the Company’s best estimates and assumptions, these amounts could ultimately be materially different from the amounts currently recorded in the consolidated financial statements.

b) Premiums

Premiums are generally recognized as written upon inception of the policy. For multi-year policies for which premiums written are payable in annual installments, only the annual premium is included as written at policy inception, due to the ability of the insured/reinsured to commute or cancel coverage within the term of the policy. The remaining annual premiums are included as written at each successive anniversary date within the multi-year term.

For property and casualty insurance and reinsurance products, premiums written are primarily earned on a pro-rata basis over the terms of the policies to which they relate. Unearned premiums represent the portion of premiums written applicable to the unexpired portion of the policies in force. For retrospectively-rated policies, written

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

premiums are adjusted to reflect expected ultimate premiums consistent with changes to reported losses, or other measures of exposure as stated in the policy, and earned over the coverage period of the policy. For retrospectively-rated multi-year policies, the amount of premiums recognized in the current period is computed, using a with-and-without method, as the difference between the ceding enterprise’s total contract costs before and after the experience under the contract as of the reporting date. Accordingly, for retrospectively-rated multi-year policies, additional premiums are generally written and earned when losses are incurred.

Reinsurance premiums from traditional life and annuity policies with life contingencies are generally recognized as revenue when due from policyholders. Traditional life policies include those contracts with fixed and guaranteed premiums and benefits. Benefits and expenses are matched with such income to result in the recognition of profit over the life of the contracts.

The Company underwrites retroactive loss portfolio transfer (LPT) contracts. These contracts are evaluated to determine whether they meet the established criteria for reinsurance accounting, and if so, at inception, written premiums are fully earned and corresponding losses and loss expense recognized. The contracts can cause significant variances in gross premiums written, net premiums written, net premiums earned, and net incurred losses in the years in which they are written. Reinsurance contracts sold not meeting the established criteria for reinsurance accounting are recorded using the deposit method.

Reinsurance premiums assumed are based on information provided by ceding companies supplemented by the Company’s own estimates of premium for which ceding company reports have not yet been received. The information used in establishing these estimates is reviewed and subsequent adjustments are recorded in the period in which they are determined. These premiums are earned over the coverage terms of the related reinsurance contracts.

c) Policy acquisition costs

Policy acquisition costs consist of commissions, premium taxes, underwriting and other costs that vary with, and are primarily related to, the production of premium. Acquisition costs are deferred and amortized over the period in which the related premiums are earned. Deferred policy acquisition costs are reviewed to determine if they are recoverable from future income, including investment income. If such costs are determined to be unrecoverable, they are expensed in the period this determination is made.

d) Reinsurance

In the ordinary course of business, the Company’s insurance subsidiaries assume and cede reinsurance with other insurance companies. These agreements provide greater diversification of business and minimize the net loss potential arising from large risks. Ceded reinsurance contracts do not relieve the Company of its obligation to its insureds.

For both ceded and assumed reinsurance, risk transfer requirements must be met in order to obtain reinsurance accounting, principally resulting in the recognition of cash flows under the contract as premiums and losses. To meet risk transfer requirements, a reinsurance contract must include insurance risk, consisting of both underwriting and timing risk, and a reasonable possibility of a significant loss for the assuming entity. To assess risk transfer for certain contracts, the Company generally develops expected discounted cash flow analyses at contract inception. If risk transfer requirements are not met, a contract is accounted for using the deposit method. Deposit accounting requires that consideration received or paid be recorded in the balance sheet as opposed to premiums written or losses incurred in the income statement and any non-refundable fees earned based on the terms of the contract, see Note 2 j).

Reinsurance recoverable includes the balances due from reinsurance companies for paid and unpaid losses and loss expenses that will be recovered from reinsurers, based on contracts in force, and are presented net of a provision for uncollectible reinsurance that has been determined based upon a review of the financial condition of the reinsurers and other factors. The method for determining the reinsurance recoverable on unpaid losses and loss expenses incurred but not reported involves actuarial estimates as well as a determination of the Company’s ability to cede losses and loss expenses under its existing reinsurance contracts. The provision for uncollectible reinsurance is based on an estimate of the amount of the reinsurance recoverable balance that the Company will ultimately be unable to recover due to reinsurer insolvency, a contractual dispute or any other reason. The valuation of this provision includes several judgments including certain aspects of the allocation of reinsurance recoverable on incurred but not reported claims by reinsurer and a default analysis to estimate uncollectible reinsurance. The primary components of the default analysis are reinsurance recoverable balances by reinsurer, net of collateral, and default factors used to determine the portion of a reinsurer’s balance deemed uncollectible. The definition of collateral for this purpose requires some judgment and is generally limited to assets held in an ACE only beneficiary trust, letters of credit, and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

liabilities held by the Company with the same legal entity for which it believes there is a right of offset. The determination of the default factor is principally based on the financial strength rating of the reinsurer and a default factor applicable to the financial strength rating. Default factors require considerable judgment and are determined using the current financial strength rating, or rating equivalent, of each reinsurer as well as other key considerations and assumptions. The more significant considerations include, but are not necessarily limited to, the following:

• For reinsurers that maintain a financial strength rating from a major ratings agency, and for which recoverable balances are considered representative of the larger population (i.e., default probabilities are consistent with similarly rated reinsurers and payment durations conform to averages), the financial rating is based on a published source and the default factor is based on published default statistics of a major ratings agency applicable to the reinsurer’s particular rating class. When a recoverable is expected to be paid in a brief period of time by a highly rated reinsurer, such as certain property catastrophe claims, a default factor may not be applied.

•For balances recoverable from reinsurers that are both unrated by a major rating agency and for which management is unable to determine a credible rating equivalent based on a parent, affiliate or peer company, the Company determines a rating equivalent based on an analysis of the reinsurer that considers an assessment of the creditworthiness of the particular entity, industry benchmarks, or other factors as considered appropriate. The Company then applies the applicable default factor for that rating class. For balances recoverable from unrated reinsurers for which the ceded reserve is below a certain threshold, the Company generally applies a default factor of 25 percent.

•For balances recoverable from reinsurers that are either insolvent or under regulatory supervision, the Company establishes a default factor and resulting provision for uncollectible reinsurance based on specific facts and circumstances surrounding each company. Upon initial notification of an insolvency, the Company generally recognizes expense for a substantial portion of all balances outstanding, net of collateral, through a combination of write-offs of recoverable balances and increases to the provision for uncollectible reinsurance. When regulatory action is taken on a reinsurer, the Company generally recognizes a default factor by estimating an expected recovery on all balances outstanding, net of collateral. When sufficient information becomes available from managers of the reinsurer, the Company adjusts the provision for uncollectible reinsurance by establishing a default factor pursuant to information received.

• For other recoverables the management determines the provision for uncollectible reinsurance based on the specific facts and circumstances of that dispute.

The methods used to determine the reinsurance recoverable balance, and related provision for uncollectible reinsurance, are regularly reviewed and updated and any resulting adjustments are reflected in earnings in the period identified.

Prepaid reinsurance premiums represent the portion of premiums ceded to reinsurers applicable to the unexpired coverage terms of the reinsurance contracts in force.

e) Investments

The Company’s fixed maturity investments are classified as either “available for sale” or “held to maturity”. The Company’s available for sale portfolio is reported at fair value, being the quoted market price of these securities provided by either independent pricing services, or when such prices are not available, by reference to broker or underwriter bid indications. The Company’s held to maturity portfolio includes securities for which the Company has the ability and intent to hold to maturity or redemption and is reported at amortized cost. Equity securities are classified as “available for sale” and are recorded at fair value based on quoted market prices. Short-term investments comprise securities due to mature within one year of the date of purchase. Short-term investments include certain cash and cash equivalents, which are part of investment portfolios under the management of external investment managers.

Investments in partially-owned insurance companies include direct investments that meet the requirements for equity accounting. The Company accrues its share of the net income or loss of the partially-owned insurance companies in “Other (income) expense”.

Realized gains or losses on sales of investments are determined on a first-in, first-out basis. Unrealized appreciation (depreciation) on investments is included as a separate component of accumulated other comprehensive income in shareholders’ equity. The Company regularly reviews its investments for possible impairment based on: i) certain indicators of an impairment, including the amount of time a security has been in a loss position, the magnitude of the loss position, and whether the security is rated below an investment grade level; ii) the period in which cost is expected to be recovered, if at all, based on various criteria including economic conditions, credit loss experience and other

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

issuer-specific developments; and iii) the Company’s ability and intent to hold the security to the expected recovery period. If there is a decline in a security’s net realizable value, a determination is made as to whether that decline is temporary or “other-than-temporary”. If it is believed that a decline in the value of a particular investment is temporary, the decline is recorded as an unrealized loss in shareholders’ equity. If it is believed that the decline is “other-than-temporary”, the Company writes down the book value of the investment and records a realized loss in the consolidated statements of operations. The new cost basis is then amortized up to the anticipated future cash flow through net investment income.

Other investments is principally comprised of other direct equity investments, investment funds, limited partnerships, and trading securities. Except for trading securities, other investments for which the Company cannot exercise significant influences are carried at fair value with changes in fair value recognized through accumulated other comprehensive income. For these investments, investment income and realized gains are recognized as related distributions are received. The fair value of investment funds is based on the net asset value as advised by the fund. Trading securities are recorded on a trade date basis and carried at fair value, except for life insurance policies which are carried at policy cash surrender value. Unrealized gains and losses on trading securities are reflected in net investment income.

The Company utilizes financial futures, options, interest rate swaps, spread lock swaps and foreign currency forward contracts for the purpose of managing certain investment portfolio risk and exposures (see Note 7 for additional discussion of the objectives and strategies employed). These instruments are derivatives and reported at fair value, generally using publicly quoted market prices, and recorded as assets or liabilities in the accompanying consolidated balance sheets in “Accounts payable, accrued expenses and other liabilities” with changes in market value included in net realized gains (losses) in the consolidated statements of operations. Collateral held by brokers equal to a percentage of the total value of open futures contracts is included in short-term investments.

Net investment income includes interest and dividend income together with amortization of fixed maturity market premiums and discounts and is net of investment management and custody fees. For mortgage-backed securities, and any other holdings for which there is a prepayment risk, prepayment assumptions are evaluated and revised as necessary. Any adjustments required due to the resultant change in effective yields and maturities are recognized prospectively. Prepayment fees or call premiums that are only payable to the Company when a security is called prior to its maturity, are earned when received and reflected in net investment income.

The Company engages in a securities lending program from which it generates net investment income from the lending of certain of its investments to other institutions for short periods of time. The market value of the loaned securities is monitored on a daily basis, with additional collateral obtained or refunded as the market value of the loaned securities changes. The Company’s policy is to require fixed maturities and initial cash collateral equal to 102 percent of the fair value of the loaned securities. The collateral is held by a third party custodian, and the Company has the right to access the collateral only in the event that the institution borrowing the Company’s securities is in default under the lending agreement. As a result of these restrictions, the Company considers its securities lending activities to be non-cash investing and financing activities. An indemnification agreement with the lending agent protects the Company in the event a borrower becomes insolvent or fails to return any of the securities on loan. The fair value of the securities on loan is included in fixed maturities and equity securities. The securities lending collateral, plus accrued interest, is reported as a separate line in total assets with a corresponding liability related to the Company’s obligation to return the collateral plus interest.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

g) Goodwill

For purposes of annual impairment evaluation, goodwill is assigned to the applicable reporting unit of the acquired entities giving rise to the goodwill. Goodwill recorded in connection with investments in partially-owned insurance companies is recorded in “Investments in partially-owned insurance companies” and also measured for impairment annually.

h) Value of reinsurance business assumed

The value of reinsurance business assumed represents the excess of estimated ultimate value of the liabilities assumed under retroactive reinsurance contracts over consideration received. The value of reinsurance business assumed is amortized and recorded to loss and loss expenses based on the payment pattern of the losses assumed. The unamortized value is reviewed regularly to determine if it is recoverable based upon the terms of the contract, estimated losses and loss expenses and anticipated investment income. If such amounts are estimated to be unrecoverable, they are expensed in the period identified.

i) Unpaid losses and loss expenses

Property and Casualty

A liability is established for the estimated unpaid losses and loss expenses of the Company under the terms of, and with respect to, its policies and agreements. These amounts include provision for both reported claims (case reserves) and incurred but not reported (IBNR) claims. The methods of determining such estimates and establishing the resulting liability are reviewed regularly and any adjustments are reflected in operations in the period in which they become known. Future developments may result in losses and loss expenses materially greater or less than recorded amounts. Except for net loss and loss expense reserves of $121 million representing structured settlements for which the timing and amount of future claim payments are reliably determinable, the Company does not discount its property and casualty loss reserves.

Included in unpaid losses and loss expenses are liabilities for asbestos and environmental claims and expenses (A&E). These unpaid losses and loss adjustment expenses are principally related to claims arising from remediation costs associated with hazardous waste sites and bodily-injury claims related to asbestos products and environmental hazards. The estimation of these liabilities is particularly sensitive to changes in the legal environment, including specific settlements that may be used as precedents to settle future claims. However, ACE does not anticipate future changes in laws and regulations in setting its A&E reserve levels.

Life Reinsurance

The development of assumed life and annuity policy reserves requires management to make estimates and assumptions regarding mortality, morbidity, lapse, expense and investment experience. Such estimates are primarily based on historical experience and information provided by ceding companies. Actual results could differ materially from these estimates. Management monitors actual experience, and where circumstances warrant, will revise its assumptions and the related reserve estimates. These revisions are recorded in the period they are determined.

j) Deposit assets and liabilities

Deposit assets arise from ceded reinsurance contracts purchased by the Company that do not transfer significant underwriting risk. Under deposit accounting, consideration received or paid, excluding non-refundable fees, is recorded as a deposit asset in the balance sheet as opposed to ceded premiums and losses in the income statement. Interest income on deposits, representing the consideration received or to be received in excess of cash payments related to the deposit contract, is earned using an effective yield calculation. The calculation of the effective yield is based on the amount and timing of actual cash flows as of the balance sheet date and the estimated amount and timing of future cash flows. The effective yield is recalculated periodically to reflect revised estimates of cash flows. When a change in the actual or estimated cash flows occurs, the resulting change to the carrying amount of the deposit asset is reported as income or expense. Deposit assets of $213 million in 2005 and $114 million in 2004 are reflected in “Other assets” in the balance sheet and the accretion of deposit assets related to interest pursuant to the effective yield calculation is reflected in “Net investment income” in the income statement.

Non-refundable fees are earned based on the terms of the contract considering facts and circumstances specific to each contract. Non-refundable fees paid but unearned are reflected in “Other assets” in the balance sheet and earned fees are reflected in “Other (income) expense” in the income statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

Deposit liabilities include reinsurance deposit liabilities of $212 million and $238 million and contract holder deposit funds of $138 million and $105 million for 2005 and 2004, respectively. The reinsurance deposit liabilities arise from contracts sold by the Company for which there is not a significant transfer of risk. At contract inception, the deposit liability is equal to net cash received by the Company. An accretion rate is established based on actuarial estimates whereby the deposit liability is increased to the estimated amount payable over the term of the contract. The deposit accretion rate is the rate of return required to fund expected future payment obligations. The Company periodically reassesses the estimated ultimate liability and related expected rate of return. Any resulting changes to the amount of the deposit liability are reflected as an adjustment to earnings to reflect the cumulative effect of the period the contract has been in force, and by an adjustment to the future accretion rate of the liability over the remaining estimated contract term.

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

k) Translation of foreign currencies

Financial statements of the Company’s foreign divisions are valued in foreign currencies, referred to as the functional currency. Under FAS No. 52, “Foreign Currency Translation” (FAS 52), functional currency assets and liabilities are translated into the reporting currency, U.S. dollars, using period end rates of exchange and the related translation adjustments are recorded as a separate component of accumulated other comprehensive income. Functional statement of operations amounts expressed in functional currencies are translated using average exchange rates. Gains and losses resulting from foreign currency transactions are recorded in net realized gains (losses).

l) Income taxes

Income taxes have been provided in accordance with the provisions of FAS No. 109, “Accounting for Income Taxes”, on those operations which are subject to income taxes (see Note 15). Deferred tax assets and liabilities result from temporary differences between the amounts recorded in the consolidated financial statements and the tax basis of the Company’s assets and liabilities. Such temporary differences are primarily due to the tax basis discount on unpaid losses and loss expenses, foreign tax credits, deferred policy acquisition costs, un-remitted foreign earnings and net operating loss carry-forwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance against deferred tax assets is recorded if it is more likely than not that all, or some portion, of the benefits related to deferred tax assets will not be realized.

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

o) Derivatives

The Company recognizes all derivatives as either assets or liabilities in the consolidated balance sheets which are measured at the fair value of the instrument. The Company participates in derivative instruments in two principal ways as follows:

(i) To sell protection to customers as either the writer of a derivative financial instrument or an insurance or reinsurance contract that meets the definition of a derivative under FAS No. 133, “Accounting for Derivative Instru -

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

ments and Hedging Activities” (FAS 133). For 2005 and 2004, the reinsurance of guaranteed minimum income benefits (GMIBs) was the Company’s primary product falling into this category. Refer to Note 6 c) for a description of this product and related accounting treatment; and

(ii) To mitigate our own financial risks, principally arising from our investment holdings, products sold, or assets and liabilities held in foreign currencies. For these instruments, changes in assets or liabilities measured at fair value are recorded as realized gains or losses in the consolidated income statement.

During 2005, 2004 and 2003, the Company did not designate any derivatives as accounting hedges.

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

The following table outlines the Company’s net income available to holders of Ordinary Shares and diluted earnings per share for the years ended December 31, 2005, 2004 and 2003, had the compensation cost been determined in accordance with the fair value method recommended in FAS No. 123, “Accounting for Stock-Based Compensation” (FAS 123).

(in millions of U.S. dollars, except per share data)	2005	2004	2003
Net income available to holders of Ordinary Shares:
As reported	$983	$1,108	$1,446
Add: Stock-based compensation expense included in reported net income, net of income tax	46	43	40
Deduct: Compensation expense, net of income tax	61	82	81
Pro Forma	$968	$1,069	$1,405
Basic earnings per share:
As reported	$3.36	$3.95	$5.35
Pro Forma	$3.31	$3.81	$5.20
Diluted earnings per share:
As reported	$3.31	$3.88	$5.25
Pro Forma	$3.26	$3.75	$5.11

The fair value of the options issued is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants in 2005, 2004 and 2003:

	2005	2004	2003
Dividend yield	1.89%	1.75%	2.44%
Expected volatility	22.36%	26.6%	32.4%
Risk free interest rate	3.88%	2.78%	2.43%
Annual forfeiture rate	5%	5%	5%
Expected life	4 years	4 years	4 years

q) New accounting pronouncements

Stock Compensation

In December 2004, the FASB issued FAS 123R “Share-Based Payment – a revision of FAS 123” that supersedes APB 25, Accounting for Stock Issued to Employees. This statement requires all companies to measure and record compensation cost for all share-based payment awards (including employee stock options) at grant-date fair value. In accordance with APB 25, the Company has not recognized compensation expense for employee stock options in net income because the exercise price equaled the market value of the underlying common stock on the grant date. In addition, the Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

has not recognized expenses related to its employee stock purchase plan. Upon adopting FAS 123R the Company will be required to expense employee stock options and its employee stock purchase plan. On April 14, 2005, the SEC delayed the required effective date of FAS 123R for public companies. FAS 123R is now effective for public companies for annual, rather than interim, periods that begin after June 15, 2005. The Company has adopted FAS 123R effective January 1, 2006.

In adopting FAS 123R, the Company will apply the modified-prospective transition method. Under this method, the Company will recognize compensation costs for all share-based payments granted, modified, or settled after January 1, 2006, as well as for any awards that were granted prior to January 1, 2006 for which the requisite service has not been provided as of January 1, 2006 (i.e., unvested awards). Unvested awards are to be expensed consistent with the valuation used in previous disclosures of the pro forma effect of FAS 123. As described in Note 2 p) above, the Company uses the Black-Scholes option-pricing model to disclose the pro forma effect of FAS 123. With respect to awards granted after the adoption of FAS 123R, the Company is using the Black-Scholes option-pricing model to determine the fair value of stock compensation. The Company estimates pre-tax and post-tax stock compensation expense related to the adoption of FAS 123R will range from $18 million to $23 million and $17 million to $21 million, respectively, for the year ended December 31, 2006.

Call Options in Debt Instruments

In 2005, the FASB issued Statement 133 Implementation Issue No. B38, Embedded Derivatives: Evaluation of Net Settlement with Respect to the Settlement of a Debt Instrument through Exercise of an Embedded Put Option or Call Option (“Issue B38”), which clarifies that the potential settlement of a debtor’s obligation to the creditor that would occur upon exercise of the put option or call option meets the net settlement criterion in paragraph (9a) of FAS 133, Accounting for Derivatives Instruments and Hedging Activities. Issue B38 becomes effective the first day of the first fiscal quarter beginning after December 15, 2005. While the Company has issued debt instruments with call options, adoption of this standard is not expected to have a material impact on the Company’s financial condition or results of operations.

3. Investments

a) Transfers of securities

Given the significant growth in the Company’s investment portfolio over the last several years, as well as continued efforts to manage the diversification of the portfolio on an enterprise-wide basis, the Company implemented a strategy in the first quarter of 2005 to hold to maturity certain fixed maturity securities that are considered essential holdings in a diversified portfolio of its size. Because the Company has the intent to hold such securities to maturity, they have been reclassified from available for sale to held to maturity in the consolidated financial statements. A transfer of such securities with a carrying value (fair value) of $3.2 billion was made during the first quarter of 2005. The unrealized appreciation at the date of the transfer continues to be reported in a separate component of shareholders’ equity and is being amortized over the remaining life of the security as an adjustment of yield in a manner consistent with the amortization of any premium or discount. The unrealized appreciation on the date of transfer was $16 million and $10 million of this balance remains unamortized at December 31, 2005.

b) Fixed maturities available for sale

The fair values and amortized costs of fixed maturities available for sale at December 31, 2005 and 2004 are as follows:

	2005		2004
(in millions of U.S. dollars)	Fair Value	Amortized Cost	Fair Value	Amortized Cost
U.S. Treasury and agency	$2,386	$2,396	$3,098	$3,075
Foreign	5,340	5,304	5,376	5,249
Corporate securities	8,954	8,925	8,810	8,546
Mortgage-backed securities	7,346	7,398	5,041	5,018
States, municipalities and political subdivisions	259	250	566	534
	$24,285	$24,273	$22,891	$22,422

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

The gross unrealized appreciation (depreciation) related to fixed maturities available for sale at December 31, 2005 and 2004 is as follows:

	2005		2004
(in millions of U.S. dollars)	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Gross Unrealized Appreciation	Gross Unrealized Depreciation
U.S. Treasury and agency	$10	$(20)	$34	$(11)
Foreign	66	(30)	133	(6)
Corporate securities	108	(79)	292	(28)
Mortgage-backed securities	13	(65)	42	(19)
States, municipalities and political subdivisions	10	(1)	32	–
	$207	$(195)	$533	$(64)

Mortgage-backed securities issued by U.S. government agencies are combined with all other mortgage derivatives held (see Note 7 a) (iii)) and are included in the category, “Mortgage-backed securities”. Approximately 66 percent of the total mortgage holdings at December 31, 2005 and 2004, are represented by investments in U.S. government agency bonds. The remainder of the mortgage exposure consists of collateralized mortgage obligations and non-government mortgage-backed securities, the majority of which provide a planned structure for principal and interest payments and carry a rating of AAA by the major credit rating agencies. Fixed maturities available for sale at December 31, 2005, by contractual maturity, are shown below. Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

	2005		2004
(in millions of U.S. dollars)	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Maturity period
Less than 1 year	$1,277	$1,277	$1,128	$1,118
1 – 5 years	8,242	8,253	8,605	8,486
5 – 10 years	5,394	5,362	6,335	6,088
Greater than 10 years	2,026	1,983	1,782	1,712
	16,939	16,875	17,850	17,404
Mortgage-backed securities	7,346	7,398	5,041	5,018
Total fixed maturities	$24,285	$24,273	$22,891	$22,422

c) Fixed maturities held to maturity

The fair values and amortized costs of fixed maturities held to maturity at December 31, 2005 are as follows:

	2005
(in millions of U.S. dollars)	Fair Value	Amortized Cost
U.S. Treasury and agency	$1,076	$1,081
Foreign	44	44
Corporate securities	673	678
Mortgage-backed securities	1,017	1,027
States, municipalities and political subdivisions	245	246
	$3,055	$3,076

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

The gross unrealized appreciation (depreciation) related to fixed maturities held to maturity at December 31, 2005 is as follows:

	2005
(in millions of U.S. dollars)	Gross Unrealized Appreciation	Gross Unrealized Depreciation
U.S. Treasury and agency	$2	$(7)
Corporate securities	–	(5)
Mortgage-backed securities	–	(10)
States, municipalities and political subdivisions	1	(2)
	$3	$(24)

Fixed maturities held to maturity at December 31, 2005, by contractual maturity, are shown below. Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

	2005
(in millions of U.S. dollars)	Fair Value	Amortized Cost
Maturity period
Less than 1 year	$202	$203
1 – 5 years	1,083	1,092
5 – 10 years	678	680
Greater than 10 years	75	74
	2,038	2,049
Mortgage-backed securities	1,017	1,027
Total fixed maturities	$3,055	$3,076

d) Equity securities

The gross unrealized appreciation (depreciation) on equity securities at December 31, 2005 and 2004 is as follows:

(in millions of U.S. dollars)	2005	2004
Equity securities – cost	$1,280	$1,061
Gross unrealized appreciation	245	212
Gross unrealized depreciation	(18)	(8)
Equity securities – fair value	$1,507	$1,265

e) Other investments

Other investments for which the Company cannot exercise significant influences are carried at fair value with changes in fair value reflected in other comprehensive income. Partially-owned investment companies for which the Company has significant influence over are carried under the equity method of accounting. Trading securities are carried at fair value with changes in fair value reflected in net income. At December 31, 2005, trading securities included $41 million of equity securities and $9 million of fixed maturities, compared with $36 million and $8 million, respectively at December 31, 2004. Other investments at December 31, 2005 and 2004 are as follows:

	2005		2004
(in millions of U.S. dollars)	Fair Value	Cost	Fair Value	Cost
Investment funds	$303	$240	$263	$215
Limited partnerships	136	122	62	57
Partially-owned investment companies	61	62	66	64
Trading securities	50	43	44	37
Other	205	205	171	171
Total	$755	$672	$606	$544

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

f) Investments in partially-owned insurance companies

Investments in partially-owned insurance companies at December 31, 2005 and 2004 is comprised of the following:

	2005		2004
Company (in millions of U.S. dollars)	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
Sovereign Risk Insurance Limited	$1	50.0%	$1	50.0%
Freisenbruch Meyer	6	40.0%	6	40.0%
Intrepid Re Holdings Limited	72	38.5%	79	38.5%
Assured Guaranty	587	35.2%	530	34.7%
Island Heritage	3	10.0%	–	–
Huatai Insurance Company	149	22.1%	148	22.1%
Rain and Hail Insurance Services, Inc.	58	20.6%	32	20.6%
Total	$876		$796

Using a quoted market price, the Company’s investment in Assured Guaranty was $660 million and $511 million at December 31, 2005 and 2004 respectively.

g) Gross unrealized loss

The following table summarizes, for all securities in an unrealized loss position at December 31, 2005 (including securities on loan), the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position.

	0 - 12 Months		Over 12 Months		Total
(in millions of U.S. dollars)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. Treasury and agency	$2,766	$(27)	$–	$–	$2,766	$(27)
Foreign	3,133	(30)	–	–	3,133	(30)
Corporate securities	6,465	(83)	116	(1)	6,581	(84)
Mortgage-backed securities	6,134	(75)	–	–	6,134	(75)
States, municipalities and political subdivisions	306	(3)	–	–	306	(3)
Total fixed maturities	18,804	(218)	116	(1)	18,920	(219)
Equities	520	(18)	–	–	520	(18)
Other investments	24	(2)	–	–	24	(2)
Total	$19,348	$(238)	$116	$(1)	$19,464	$(239)

Each quarter, the Company reviews all of its securities in an unrealized loss position (impaired securities), including fixed maturity securities, securities on loan, equity securities and other investments, to determine whether the impairment is other-than-temporary. Initially, the Company identifies those impaired securities to be specifically evaluated for a potential “other-than-temporary impairment” (OTTI). In this process, the following is considered by type of security:

Fixed Maturities and Equity Securities, including Securities on Loan

A security that meets any of the following criteria is evaluated for a potential OTTI:

• securities that have been in a loss position for the previous eleven consecutive months;

• those securities that have been in a loss position for the previous nine consecutive months and market value is less than 80 percent of amortized cost, or cost for equity securities; or

• those securities that are rated below investment grade by at least one major rating agency.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

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

For those investments identified as having a possible OTTI, the Company determines a reasonable period of time in which market value is expected to recover to a level in excess of cost, if at all. Factors considered include:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

h) Net realized gains (losses) and change in net unrealized appreciation (depreciation) on investments

Net realized gains (losses) and the change in net unrealized appreciation (depreciation) on investments for the years ended December 31, 2005, 2004 and 2003 are as follows:

(in millions of U.S. dollars)	2005	2004	2003
Fixed maturities
Gross realized gains	$152	$206	$200
Gross realized losses	(129)	(75)	(71)
Other-than-temporary impairments	(68)	(18)	(29)
	(45)	113	100
Equity securities
Gross realized gains	122	103	42
Gross realized losses	(30)	(10)	(20)
Other-than-temporary impairments	(16)	(9)	(63)
	76	84	(41)
Other investments gains (losses)	8	(9)	4
Write-down of other investments	(4)	(12)	(29)
Foreign currency gains (losses)	–	1	21
Financial futures and option contracts, interest rate swaps and spread lock swaps	12	33	34
Fair value adjustment on insurance derivatives	29	(13)	176
Net realized gains (losses)	76	197	265
Change in net unrealized appreciation (depreciation) on investments
Fixed maturities – available for sale	(457)	(196)	22
Fixed maturities – held to maturity	10	–	–
Equity securities	23	54	189
Other investments	21	20	12
Investments in partially-owned insurance companies	17	33	–
Change in deferred income taxes	69	39	(15)
Change in net unrealized appreciation (depreciation) on investments	(317)	(50)	208
Total net realized gains (losses) and change in net unrealized appreciation (depreciation) on investments	$(241)	$147	$473

i) Net investment income

Net investment income for the years ended December 31, 2005, 2004 and 2003 was derived from the following sources:

(in millions of U.S. dollars)	2005	2004	2003
Fixed maturities and short-term investments	$1,256	$1,027	$892
Equity securities	50	25	14
Other	22	17	45
Gross investment income	1,328	1,069	951
Investment expenses	(64)	(56)	(51)
Net investment income	$1,264	$1,013	$900

j) Restricted assets

The Company is required to maintain assets on deposit with various regulatory authorities to support its insurance and reinsurance operations. These requirements are generally promulgated in the statutory regulations of the individual jurisdictions. The assets on deposit are available to settle insurance and reinsurance liabilities. The Company also utilizes trust funds in certain large transactions where the trust funds are set up for the benefit of the ceding companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

and generally take the place of Letter of Credit (LOC) requirements. The Company also has investments in segregated portfolios primarily to provide collateral or guarantees for LOCs and debt instruments described in Notes 7 and 8. At December 31, 2005, restricted assets of $5.8 billion are included in fixed maturities. The remaining balance is included in short-term investments, equity securities and cash. The components of the fair value of the restricted assets at December 31, 2005 and 2004 are as follows:

(in millions of U.S. dollars)	2005	2004
Deposits with U.S. regulatory authorities	$921	$857
Deposits with non-U.S. regulatory authorities	2,065	1,866
Assets used for collateral or guarantees	910	894
Trust funds	2,255	1,950
	$6,151	$5,567

4. Goodwill

During the first quarter of 2005, the Company completed the sale of a wholly-owned service company. This reporting unit had at the time of the sale $4 million of goodwill on their financial statements. In addition, goodwill increased by $7 million during the second quarter of 2005 due to the acquisition of the remaining 49 percent minority interest in a company which is now owned 100 percent by the Company. The following table details the movement in goodwill by reporting segment for the year ended December 31, 2005.

(in millions of U.S. dollars)	Insurance – North American	Insurance – Overseas General	Global Reinsurance	ACE Consolidated
Goodwill at beginning of period	$1,172	$1,163	$365	$2,700
Sale of subsidiary	(4)	–	–	(4)
Purchase of subsidiary	–	7	–	7
Goodwill at end of period	$1,168	$1,170	$365	$2,703

5. Unpaid losses and loss expenses

Property and casualty

The Company establishes reserves for the estimated unpaid ultimate liability for losses and loss expenses under the terms of its policies and agreements. These reserves include estimates for both claims that have been reported and for IBNR, and include estimates of expenses associated with processing and settling these claims. The process of establishing reserves for property and casualty (P&C) claims can be complex and is subject to considerable variability as it requires the use of informed estimates and judgments. The Company’s estimates and judgments may be revised as additional experience and other data become available and are reviewed, as new or improved methodologies are developed, or as current laws change. The Company continually evaluates its estimates of reserves in light of developing information and in light of discussions and negotiations with its insureds. While the Company believes that its reserves for unpaid losses and loss expenses at December 31, 2005 are adequate, new information or trends may lead to future developments in ultimate losses and loss expenses significantly greater or less than the reserves provided. Any such revisions could result in future changes in estimates of losses or reinsurance recoverable, and would be reflected in the Company’s results of operations in the period in which the estimates are changed.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

The reconciliation of unpaid losses and loss expenses for the years ended December 31, 2005, 2004 and 2003 is as follows:

(in millions of U.S. dollars)	2005	2004	2003
Gross unpaid losses and loss expenses at beginning of year	$31,483	$27,083	$24,597
Reinsurance recoverable on unpaid losses	(13,966)	(12,408)	(12,609)
Net unpaid losses and loss expenses at beginning of year	17,517	14,675	11,988
Sale of Assured Guaranty	–	(374)	–
Unpaid losses and loss expenses assumed in respect of reinsurance business acquired	–	–	89
Total	17,517	14,301	12,077
Net losses and loss expenses incurred in respect of losses occurring in:
Current year	8,485	7,143	5,993
Prior year	86	547	174
Total	8,571	7,690	6,167
Net losses and loss expenses paid in respect of losses occurring in:
Current year	2,076	2,012	1,266
Prior year	3,293	2,748	2,648
Total	5,369	4,760	3,914
Foreign currency revaluation and other	(261)	286	345
Net unpaid losses and loss expenses at end of year	20,458	17,517	14,675
Reinsurance recoverable on unpaid losses	14,597	13,966	12,408
Gross unpaid losses and loss expenses at end of year	$35,055	$31,483	$27,083

Net losses and loss expenses incurred for the year ended December 31, 2005 were $8.6 billion, compared with $7.7 billion and $6.2 billion in 2004 and 2003, respectively. Net losses and loss expenses incurred for 2005, 2004 and 2003 include $86 million, $547 million and $174 million, respectively, of prior period development. In 2004, the Company increased its reserve for asbestos, environmental and other run-off claims by $465 million. The net additions comprised A&E reserve increases of $554 million including the provision for uncollectible reinsurance of $95 million and favorable prior period development of $89 million in other run-off reserves.

Prior period development arises from changes to loss estimates recognized in the current year that relate to loss reserves first reported in previous calendar years and excludes the effect of losses from the development of earned premium from previous accident years. For purposes of analysis and disclosure, management views prior period development to be changes in the nominal value of loss estimates from period to period and excludes changes in loss estimates that do not arise from the emergence of claims, such as those related to uncollectible reinsurance, interest, or foreign currency. Accordingly, specific items excluded from prior period development include the following: gains/losses related to foreign currency translation that affect both the valuation of unpaid losses and loss expenses and losses incurred; losses recognized from the early termination or commutation of reinsurance agreements that principally relate to the time value of money; changes in the value of reinsurance business assumed reflected in losses incurred but principally related to the time value of money and losses that arise from changes in estimates of earned premiums from prior accident years. Except for foreign currency revaluation these items are included in current year losses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

The following table details the most significant components of the net adverse (favorable) prior period development for 2005.

(in millions of U.S. dollars)	2005
Insurance – North American
Short tail business written mostly during accident year 2004	$(107)
Excess liability lines business written during accident years 2002 and prior in ACE Bermuda	(70)
Specialty business written mostly during accident year 2004	(47)
Long tail business written principally during accident years 1998 – 2002 in our US operations	171
Professional lines business written during accident years 2002 and prior in ACE Bermuda	99
Financial guarantee business written during accident years 2001 and 2002	84
Other	(5)
125
Insurance – Overseas General
Short tail business written mostly during accident years 2003 and 2004	(94)
U.S. workers compensation business written during the late 1990’s	41
Professional lines business written mainly during accident years 2001 – 2003	62
Other	(4)
5
Global Reinsurance
Property and other short tail business relating to accident years 2003 and 2004	(22)
Financial Services
Financial guarantee reinsurance contract written during accident year 2001	(29)
Other	7
22
Net adverse prior period development for 2005	$86

In 2004, Insurance – North American experienced net adverse prior period development of $654 million, which includes A&E reserve strengthening of $459 million. The remaining 2004 net adverse development of $195 million was mainly driven by development on long-tail lines for accident years 2002 and prior, most notably $163 million on U.S. run-off workers compensation business and $98 million on the ACE Bermuda professional lines business. Partially offsetting this adverse development was $181 million of favorable prior period development on lines with short-tail exposures principally related to accident year 2003. Net adverse development of $103 million was incurred in 2003, primarily from long-tail lines.

Insurance – Overseas General experienced net favorable prior period development of $17 million (including $6 million adverse development relating to A&E) in 2004. The 2004 net favorable prior period development was driven by favorable development on certain short-tail lines of $103 million being offset by moderate adverse movements on a number of sub portfolios including aviation, casualty, political risk and A&H business. Net adverse prior period development of $55 million for 2003, was driven by $54 million of adverse prior period development on specialty lines, including marine and satellite and also $38 million on casualty lines related to the lengthening of development patterns. This adverse prior period development was partially offset by $47 million of favorable movements on short-tail property and fire lines.

Global Reinsurance experienced net favorable prior period development of $61 million in 2004. Net favorable prior period development of $27 million was experienced in 2003. The favorable prior period development experienced in both 2004 and 2003 was primarily due to better than expected claims experience on property and other short-tail lines.

Financial Services experienced $29 million of net favorable prior period development in 2004. The favorable prior period development in 2004 was primarily due to lower than expected loss emergence on multi-year excess of loss contracts. The adverse prior period development in 2003 of $43 million arose principally on the structured finance lines of business due to credit deterioration in assumed collateralized debt obligations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

Asbestos and environmental and other run-off liabilities

Included in the liabilities for losses and loss expenses are amounts for A&E. These A&E liabilities principally relate to claims arising from bodily-injury claims related to asbestos products and remediation costs associated with hazardous waste sites. The estimation of these liabilities is particularly sensitive to changes in the legal, social and economic environment. The Company has not assumed any such changes in setting the value of our A&E reserves, which include provision for both reported and IBNR claims.

The Company’s exposure to A&E claims principally arises out of liabilities acquired when it purchased Westchester Specialty in 1998 and the P&C business of CIGNA in 1999, with the larger exposure contained within the liabilities acquired in the CIGNA transaction. In 1996, prior to our acquisition of the P&C business of CIGNA, the Pennsylvania Insurance Commissioner approved a plan to restructure INA Financial Corporation and its subsidiaries (the Restructuring) which included the division of Insurance Company of North America (INA) into two separate corporations: (1) an active insurance company that retained the INA name and continued to write P&C business and (2) an inactive run-off company, now called Century Indemnity Company (Century). As a result of the division, predominantly all A&E and certain other liabilities of INA were allocated to Century and extinguished, as a matter of Pennsylvania law, as liabilities of INA. As part of the Restructuring, the A&E liabilities of various U.S. affiliates of INA were reinsured to Century, and Century and certain other run-off companies having A&E and other liabilities were contributed to Brandywine Holdings Corporation (Brandywine Holdings). As part of the 1999 acquisition of the P&C business of CIGNA, the Company acquired Brandywine Holdings and its various subsidiaries. See the “Brandywine Run-Off Entities” section below for additional information.

The table below presents a roll forward of our consolidated loss and allocated loss expense reserves for A&E exposures, excluding the provision for uncollectible reinsurance, for the year ended December 31, 2005.

	Asbestos		Environmental		Total
(in millions of U.S. dollars)	Gross	Net	Gross	Net	Gross	Net
Balance at December 31, 2004	$3,872	$1,809	$735	$585	$4,607	$2,394
Losses and allocated expenses incurred	12	2	2	1	14	3
Losses and allocated loss expenses paid	(219)	(53)	(113)	(68)	(332)	(121)
Foreign currency revaluation	(24)	(7)	–	–	(24)	(7)
Balance at December 31, 2005	$3,641	$1,751	$624	$518	$4,265	$2,269

Net figures in the above table reflect third party reinsurance other than reinsurance provided by National Indemnity Company (NICO) under three aggregate excess of loss contracts described below (collectively, the NICO contracts). With certain exceptions, the NICO contracts provide coverage primarily for our net A&E incurred losses and allocated loss expenses within the limits of coverage and above the retention levels of the NICO contracts. These exceptions include losses arising from the operations of ACE Overseas General and participations by ACE Bermuda as a co-reinsurer or retrocessionaire in the NICO contracts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

Brandywine Run-Off – Impact of NICO contracts

The A&E net loss and allocated loss expense reserves at December 31, 2005 of $2.3 billion shown in the above table are comprised of $1.8 billion in reserves held by Brandywine run-off companies, $211 million of reserves held by Westchester Specialty, and $242 million of reserves held by other ACE companies.

The following table presents a more detailed roll forward of net loss and allocated loss adjustment expense reserves in respect of Brandywine operations only, including the impact of the Brandywine NICO Agreement, (as defined below).

	Brandywine			NICO Coverage	Net of NICO Coverage
(in millions of U.S. dollars)	A&E	Other*	Total
Balance at December 31, 2004	$1,916	$1,361	$3,277	$2,073	$1,204
Losses and allocated expenses incurred	5	(33)	(28)	–	(28)
Losses and allocated loss expenses paid	(105)	(125)	(230)	(211)	(19)
Balance at December 31, 2005	$1,816	$1,203	$3,019	$1,862	$1,157

* Other consists primarily of workers compensation, non A&E general liability losses and bad debt reserves on all subject business.

Westchester Specialty – Impact of NICO contracts

As part of the acquisition of Westchester Specialty in 1998, NICO provided a 75 percent pro-rata share of $1 billion of reinsurance protection on losses and loss adjustment expenses incurred on or before December 31, 1996 in excess of a retention of $721 million (the 1998 NICO Agreement). NICO has also provided an 85% pro-rata share of $150 million of reinsurance protection on losses and allocated loss adjustment expenses incurred on or before December 31, 1992 in excess of a retention of $755 million (the 1992 NICO Agreement). At December 31, 2005, the remaining unused incurred limit under the 1998 NICO Agreement was $489 million. The 1992 NICO Agreement is exhausted on an incurred basis. The following presents a roll forward of net loss and loss adjustment expense reserves in respect of 1996 and prior Westchester Specialty operations that are the subject business of the NICO covers.

	Westchester Specialty			NICO Coverage	Net of NICO Coverage
(in millions of U.S. dollars)	A&E	Other*	Total
Balance at December 31, 2004	$220	$227	$447	$379	$68
Losses and allocated expenses incurred	—	13	13	9	4
Losses and allocated loss expenses paid	(9)	(30)	(39)	(13)	(26)
Balance at December 31, 2005	$211	$210	$421	$375	$46

* Other consists primarily of non A&E general liability and products liability losses.

Reserve Reviews

The Company performed a ground up review of its consolidated A&E liabilities as of September 30, 2005. The comprehensive evaluation indicated a number of adjustments to particular account reserve balances but the overall result of the review indicated that no adjustment to total reserves was required. This internal review followed a review conducted last year by a team of external actuaries who performed an evaluation as to the adequacy of the reserves of Century and its two U.S. insurance subsidiaries, ACE American Reinsurance Company (ACE American Re) and Century Reinsurance Company (Century Re), both Pennsylvania insurers. The external review was conducted in accordance with the Brandywine Restructuring Order, which requires that an external actuarial review of Century’s reserves be completed every two years. The studies were completed early in 2005 and adjustments consistent with the best estimate of the internal review were recorded as of December 31, 2004. Activity in the period since completing the studies has not indicated a need to further adjust ultimate A&E reserves as of December 31, 2005. Our A&E reserves are not discounted and do not reflect any anticipated changes in the legal, social or economic environment, or any benefit from future legislative reforms.

Brandywine Run-off Entities

As part of the acquisition of the CIGNA P&C business, NICO provided $2.5 billion of reinsurance protection to Century on all Brandywine loss and loss adjustment expense reserves and on the A&E reserves of various ACE INA insurance

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

subsidiaries reinsured by Century (in each case, including uncollectible reinsurance). The benefits of this NICO contract (the “Brandywine NICO Agreement”) flow to the other Brandywine companies and to the ACE INA insurance subsidiaries through reinsurance agreements between those companies and Century. The Brandywine NICO Agreement was exhausted on an incurred basis with the increase in the A&E reserves in the fourth quarter of 2002.

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

The U.S.-based ACE INA companies assumed two contractual obligations in respect of the Brandywine operations in connection with the Restructuring: a dividend retention fund obligation and a surplus maintenance obligation in the form of an aggregate excess of loss reinsurance agreement. In accordance with the Brandywine restructuring order, INA Financial Corporation established and funded a dividend retention fund (the “Dividend Retention Fund”) consisting of $50 million plus investment earnings. The full balance of the Dividend Retention Fund was contributed to Century as of December 31, 2002. To the extent future dividends are paid by INA Holdings Corporation to its parent, INA Financial Corporation, and to the extent INA Financial Corporation then pays such dividends to INA Corporation, a portion of those dividends must be withheld to replenish the principal of the Dividend Retention Fund to $50 million within five years. In 2005, 2004 and 2003, no such dividends were paid, and therefore no replenishment of the Dividend Retention Fund occurred. The obligation to maintain and to replenish the Dividend Retention Fund as necessary and to the extent dividends are paid is ongoing until ACE INA receives prior written approval from the Pennsylvania Insurance Commissioner to terminate the fund.

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

Effective December 31, 2004, ACE INA Holdings contributed $100 million to Century in exchange for a surplus note. After giving effect to the contribution and issuance of the surplus note, the statutory surplus of Century at December 31, 2005 was $25 million and approximately $465 million in statutory-basis losses were ceded to the Aggregate Excess of Loss Agreement. Century reports the amount ceded under the Aggregate Excess of Loss Agreement in accordance with statutory accounting principles, which differ from GAAP by, among other things, allowing Century to discount its asbestos and environmental reserves. For GAAP reporting purposes, intercompany reinsurance recoverables related to the Aggregate Excess of Loss Agreement are eliminated in consolidation. To estimate ACE’s remaining claim exposure under the Aggregate Excess of Loss Agreement under GAAP, the Company adjusts the statutory cession to exclude the discount embedded in statutory loss reserves. At December 31, 2005, approximately $793 million in GAAP basis losses were ceded under the Aggregate Excess of Loss Agreement, leaving a remaining limit of coverage under that agreement of approximately $7 million. While the Company believes ACE has no legal obligation to fund losses above the Aggregate Excess of Loss Agreement limit of coverage, ACE’s consolidated results would nevertheless continue to report any losses above the limit of coverage for so long as those Brandywine companies remain consolidated subsidiaries of ACE.

Uncertainties Relating to ACE’s Ultimate Brandywine Exposure

In addition to the Dividend Retention Fund and Aggregate Excess of Loss Agreement commitments described above, certain ACE entities are primarily liable for asbestos, environmental and other exposures that they have reinsured to Century. Accordingly, if Century were to become insolvent and ACE were to lose control of Century, some or all of the recoverables due to these ACE companies from Century could become uncollectible, yet those ACE entities would continue to be responsible to pay claims to their insureds or reinsureds. Under such circumstances, ACE would recognize a loss in its consolidated statement of operations. As of December 31, 2005, the aggregate reinsurance balances ceded by the active ACE companies to Century were approximately $1.6 billion. At December 31, 2005, Century’s car -

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

ried gross reserves (including reserves ceded by the active ACE companies to Century) were $4.5 billion. The Company believes the intercompany reinsurance recoverables, which relate to liabilities payable over many years (i.e., 25 years or more), are not impaired at this time. A substantial portion of the liabilities ceded to Century by its affiliates have in turn been ceded by Century to NICO and, as of December 31, 2005, approximately $1.9 billion of cover remains on a paid basis. The impact of the transaction described below would reduce the balance due from Century to active ACE Companies by $90 million. Should Century’s loss reserves experience adverse development in the future and should Century be placed into rehabilitation or liquidation, the reinsurance recoverables due to Century’s affiliates would be payable only after the payment in full of certain expense and liabilities, including administrative expenses and direct policy liabilities. Thus, the intercompany reinsurance recoverables would be at risk to the extent of the shortage of assets remaining to pay these recoverables. As of December 31, 2005, reserves ceded by Century to the active ACE companies and other amounts owed to Century by the ACE active companies were approximately $800 million in the aggregate.

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

Pending Sale of Certain Brandywine Companies

On January 5, 2005, Century and ACE INA International Holdings entered into a Stock Purchase Agreement with Randall & Quilter Investment Holdings Limited (“R&Q”), which provides for the sale of ACE American Re, BRUK and Brandywine SANV to R&Q. Closing of the sale is subject to the satisfaction of certain conditions, including without limitation the obtaining of all necessary consents and approvals from third parties, including the Pennsylvania Insurance Department and the Financial Services Authority of the United Kingdom, and the commutation of certain affiliate reinsurance agreements. In connection with certain of these commutations, Century’s assumed loss reserves would be reduced and an associated amount of coverage would become available under the Aggregate Excess of Loss Agreement. The Financial Services Authority of the United Kingdom granted approval for the transaction on February 27, 2006.

The Company is considering potential options for the disposition of other Brandywine entities, including a possible sale of Century. There can be no assurance that any such sale or other disposition will be consummated.

Legislative Initiatives

On May 26, 2005, the Senate Judiciary Committee passed out of committee legislation to move all U.S. asbestos bodily-injury claims to a federal trust for compensation in accordance with an established set of medical criteria and claim values. The trust would be funded by asbestos defendants and their insurers. As currently proposed, ACE would be one of the insurer participants. The full Senate began consideration of the bill in early February 2006. A budget point of order was raised asserting that the bill would cost the federal government more than $5 billion over a ten year period in violation of a congressional limit on spending. On February 14, 2006, the Senate failed to obtain the 60 votes necessary to waive the budget point of order which has the effect of sending the bill back to the Senate Judiciary Committee.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

6. Reinsurance

a) Consolidated reinsurance

The Company purchases reinsurance to manage various exposures including catastrophe risks. Although reinsurance agreements contractually obligate the Company’s reinsurers to reimburse it for the agreed-upon portion of its gross paid losses, they do not discharge the primary liability of the Company. The amounts for net premiums written and net premiums earned in the consolidated statements of operations are net of reinsurance. Direct, assumed and ceded premiums for the years ended December 31, 2005, 2004 and 2003 are as follows:

(in millions of U.S. dollars)	2005	2004	2003
Premiums written
Direct	$13,240	$13,134	$11,430
Assumed	3,571	2,960	3,200
Ceded	(5,019)	(4,598)	(4,362)
Net	$11,792	$11,496	$10,268
Premiums earned
Direct	$13,106	$12,804	$11,245
Assumed	3,654	2,708	3,007
Ceded	(5,012)	(4,402)	(4,525)
Net	$11,748	$11,110	$9,727

b) Reinsurance recoverable on ceded reinsurance

The composition of the Company’s reinsurance recoverable at December 31, 2005 and 2004, is as follows:

(in millions of U.S. dollars)	2005	2004
Reinsurance recoverable on paid losses and loss expenses	$1,191	$1,210
Provision for uncollectible reinsurance on paid losses and loss expenses	(336)	(309)
Reinsurance recoverable on future policy benefits	11	15
Reinsurance recoverable on unpaid losses and loss expenses	15,048	14,585
Provision for uncollectible reinsurance on unpaid losses and loss expenses	(451)	(619)
Net reinsurance recoverable	$15,463	$14,882

The Company evaluates the financial condition of its reinsurers and potential reinsurers on a regular basis and also monitors concentrations of credit risk with reinsurers. The provision for uncollectible reinsurance is required principally due to the failure of reinsurers to indemnify ACE, primarily because of disputes under reinsurance contracts and insolvencies. Provisions have been established for amounts estimated to be uncollectible. The provision for uncollectible reinsurance on paid and unpaid losses and loss expenses decreased in 2005 due to the write-off of reinsurance recoverable balances and associated provision for uncollectible reinsurance.

Following is a breakdown of the Company’s reinsurance recoverable on paid losses at December 31, 2005 and 2004.

	2005			2004
Category (in millions of U.S. dollars)	Amount	Provision	% of Total Reserve	Amount	Provision	% of Total Reserve
General collections	$698	$41	5.9%	$716	$37	5.2%
Other	493	295	59.8%	494	272	55.1%
Total	$1,191	$336	28.2%	$1,210	$309	25.5%

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

The following tables provide a listing, at December 31, 2005, of the Company’s largest reinsurers with the first category representing the top 10 reinsurers and the second category representing the remaining reinsurers with balances greater than $20 million. The third category includes amounts due from over 2,500 companies, each having balances of less than $20 million. The provision for uncollectible reinsurance for these three categories is principally based on an analysis of the credit quality of the reinsurer and collateral balances. The next category, mandatory pools and government agencies, includes amounts backed by certain state and federal agencies. In certain states, insurance companies are required by law to participate in these pools. The fifth category, structured settlements, includes annuities purchased from life insurance companies to settle claims. Since the Company retains the ultimate liability in the event that the life company fails to pay, it reflects the amount as a liability and a recoverable for GAAP purposes. The next category, captives, includes companies established and owned by the Company’s insurance clients to assume a significant portion of their direct insurance risk from the Company, i.e., they are structured to allow clients to self-insure a portion of their insurance risk. It is generally the Company’s policy to obtain collateral equal to expected losses; where appropriate, exceptions are granted but only with review and sign-off at a senior officer level. The final category, other, includes amounts recoverable that are in dispute or are from companies that are in supervision, rehabilitation, or liquidation. The Company establishes its provision for uncollectible reinsurance in this category based on a case by case analysis of individual situations, including credit and collateral analysis and consideration of the Company’s collection experience in similar situations.

Breakdown of Reinsurance Recoverable (in millions of U.S. dollars)	2005	Provision	% of Gross
Categories
Top 10 reinsurers	$8,320	$93	1.1%
Other reinsurers balances greater than $20 million	3,785	159	4.2%
Other reinsurers balances less than $20 million	900	101	11.2%
Mandatory pools and government agencies	643	3	0.5%
Structured settlements	522	2	0.4%
Captives	1,118	2	0.1%
Other	962	427	44.4%
Total	$16,250	$787	4.8%

Top 10 Reinsurers (net of collateral)

American International Group	HDI Haftpflichtverband Der Deutschen Industrie Vag (Hannover)
Berkshire Hathaway Insurance Group	Lloyd’s of London
Equitas	Munich Re Group
Everest Re Group	Swiss Re Group
GE Insurance Solutions	XL Capital Group

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

Other Reinsurers Balances Greater Than $20 million (net of collateral)

AGRI General Ins Co	Dukes Place Holdings	PXRE Reins Corp
AIOI Insurance	Electric Insurance Company	Renaissance Re Holdings Ltd.
Allianz	Endurance Specialty Holdings Ltd.	Royal & Sun Alliance Insurance Group
Allied World Assurance	Fairfax Financial	SCOR Group
Allstate Group	FM Global Group	Sompo Japan
Arch Capital	Gerling Global Group	St Paul Travelers Companies
Aspen Insurance Holdings Ltd.	Hartford Insurance Group	Tawa UK Ltd.
AVIVA	Independence Blue Cross Group	Toa Reinsurance Company
AXA	ING Groep NV	Trenwick Group
Catalina Holdings Ltd.	IPCRe Ltd.	White Mountains Insurance Group
Chubb Insurance Group	IRB – Brasil Resseguros S.A. Group	WR Berkley Corp
CIGNA	Liberty Mutual Insurance Companies	Zurich Financial Services Group
CNA Insurance Companies	Millea Holdings
Converium Group	Partner Re
Dominion Insurance Co Ltd.	Platinum Underwriters

c) Assumed reinsurance programs involving minimum benefit guarantees under annuity contracts

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

The presentation of income and expenses relating to GMDB and GMIB reinsurance for the years ended December 31, 2005, 2004 and 2003, is as follows:

(in millions of U.S. dollars)	2005	2004	2003
GMDB
Net premiums earned	$71	$46	$26
Life and annuity benefits expense	$34	$15	$20
GMIB
Net premiums earned	$86	$64	$26
Life and annuity benefits expense	$4	$15	$13
Realized gains (losses)	$18	$10	$–
Fair Value Components
Gain (loss) recognized in income	$100	$59	$13
Net cash received (disbursed)	$85	$65	$26
Net (increase) decrease in liability	$15	$(6)	$(13)

The life and annuity benefits expense for 2004 does not include the impact of adoption of SOP 03-1 of $6.4 million for GMDB reinsurance and $2.1 million for the GMIB reinsurance. At December 31, 2005, reported liabilities for GMDB and GMIB reinsurance were $59 million and $14 million, respectively, compared with $31 million and $29 million, respectively, at December 31, 2004. The reported liability for GMIB reinsurance in 2005 and 2004 is net of the fair value adjustment of $28 million and $10 million, respectively. Reported liabilities for both GMDB and GMIB reinsurance are determined using internal valuation models. Such valuations require considerable judgment and are subject to significant uncertainty. The valuation of these products is subject to fluctuations arising from, among other factors, changes in interest rates, changes in the equity markets, and changes in the allocation of the investments underlying annuitant’s account value. These models and the related assumptions are continually reviewed by management and enhanced, as appropriate, based upon improvements in modeling techniques and availability of more timely information, such as market conditions and demographics of in-force annuities.

At December 31, 2005, the Company’s net amount at risk from its GMDB and GMIB reinsurance programs was $484 million and $14 million, respectively, compared with $378 million and $14 million, respectively, at December 31, 2004. For the GMDB programs, the net amount at risk is defined as the excess, if any, of the current guaranteed value over the current account value. For the GMIB programs, the net amount at risk is defined as the excess, if any, of the present value of the minimum guaranteed annuity payments over the present value of the annuity payments assumed (under the terms of the reinsurance contract) to be available to each policyholder.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

7. Commitments, contingencies and guarantees

a) Derivative instruments

The Company maintains investments in derivative instruments such as futures, options, interest rate swaps and foreign currency forward contracts for which the primary purposes are to manage duration and foreign currency exposure, yield enhancement, to obtain an exposure to a particular financial market, or to limit equity exposure in the GMIB block of business. In addition, the Company also purchases to be announced mortgage-backed securities (TBA) as part of its investing activities. The Company currently records changes in market value of these instruments as realized gains (losses) in the consolidated statements of operations. None of the derivatives are used as hedges for accounting purposes. At December 31, 2005, the notional values of the Company’s derivative instruments are as follows:

(in millions of U.S. dollars)	2005
Foreign exchange forward contracts	$704
Future contracts on money market instruments	4,742
Future contracts on notes and bonds	506
Interest rate swaps	2,370
Options on money market instruments	2,138
Options on notes and bond futures	74
Options on equity market futures	250
Options on interest rate swaps	6,000
Total notional value of derivatives	$16,784

Derivatives on money market instruments have a duration of approximately 3 months regardless of the maturity date of the derivative.

(i) Foreign currency exposure management

The Company uses foreign currency forward contracts to minimize the effect of fluctuating foreign currencies. The forward currency contracts purchased are not specifically identifiable against cash, any single security or groups of securities denominated in those currencies, and therefore, do not qualify as hedges for financial reporting purposes. All realized and unrealized contract gains and losses are reflected in realized gains (losses) in the consolidated statements of operations. The contractual amount of the foreign currency forward contracts at December 31, 2005, was $701.8 million, the current fair value was $703.8 million and the unrealized gain was $2 million.

(ii) Duration management and market exposure

Futures

Exchange traded bond and note futures contracts may be used in fixed maturity portfolios as substitutes for ownership of the bonds and notes without significantly increasing the risk in the portfolio. Investments in financial futures contracts may be made only to the extent that there are assets under management, not otherwise committed. A portion of the Company’s equity exposure is attained using a synthetic equity strategy, whereby equity index futures contracts are held in an amount equal to the market value of an underlying portfolio comprised of short-term investments and fixed maturities. This creates an equity market exposure equal in value to the total amount of funds invested in this strategy.

Futures contracts give the holder the right and obligation to participate in market movements, determined by the index or underlying security on which the futures contract is based. Settlement is made daily in cash by an amount equal to the change in value of the futures contract times a multiplier that scales the size of the contract. At December 31, 2005, the contract notional amount of $5.2 billion, with a market value of ($3.9) million, reflects the net extent of involvement the Company had in bond and note futures. The fair value of these exchange traded contracts are based on the closing value of the respective exchanges.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

Interest rate swaps

An interest rate swap is a contract between two counterparties in which interest payments are made based on a notional principal amount, which itself is never paid or received. At December 31, 2005, the notional principal amount was $2.4 billion and the market value was $6.4 million. Under the terms of an interest rate swap, one counterparty makes interest payments based on a fixed interest rate and the other counterparty’s payments are based on a floating rate. Interest rate swap contracts are used in the portfolio as protection against unexpected shifts in interest rates, which would affect the fair value of the fixed maturity portfolio. By using swaps in the portfolio, the overall duration or interest rate sensitivity of the portfolio can be reduced.

Options

Option contracts may be used in the portfolio as protection against unexpected shifts in interest rates, which would thereby affect the duration of the fixed maturity portfolio. By using options in the portfolio, the overall interest rate sensitivity of the portfolio can be reduced. Option contracts may also be used as an alternative to futures contracts in the Company’s synthetic equity strategy as described above. Another use for option contracts may be to limit exposure to a severe equity market decline, which would cause an increase in expected claims and therefore reserves for our GMDB and GMIB reinsurance business. An option contract conveys to the holder the right, but not the obligation, to purchase or sell a specified amount or value of an underlying security at a fixed price. The price of an option is influenced by the underlying security, expected volatility, time to expiration and supply and demand.

For long option positions, the maximum loss is the premium paid for the option. The maximum credit exposure is represented by the fair value of the options held. For short option positions, the potential loss is the same as having taken a position in the underlying security. Short call options are backed in the portfolio with the underlying, or highly correlated, securities and short put options are backed by uncommitted cash for the in-the-money portion. The current long option has a maximum loss of $31 million and maximum credit exposure of $31 million at December 31, 2005. The Company holds a notional amount of $2.5 billion and a market value of $33.1 million at December 31, 2005. The majority of the option positions held at December 31, 2005, have short-term expiration dates. In addition, the Company held option positions on interest rate swaps totaling $6 billion at December 31, 2005. All options except those on interest rate swaps are exchange traded based on closing values of the relevant exchange.

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

(iii) To be announced mortgage-backed securities (TBAs)

By acquiring a TBA, the Company makes a commitment to purchase a future issuance of mortgage-backed securities. For the period between purchase of the TBA and issuance of the underlying security, the Company’s position is accounted for as a derivative in the consolidated financial statements. At December 31, 2005, the Company had TBAs with a market value of $222 million and a corresponding par amount of $224.5 million.

b) Concentrations of credit risk

The investment portfolio is managed following prudent standards of diversification. Specific provisions limit the allowable holdings of a single issue and issuer. The Company believes that there are no significant concentrations of credit risk associated with its investments.

The Company markets its insurance and reinsurance worldwide primarily through insurance and reinsurance brokers. The Company assumes a degree of credit risk associated with brokers with whom it transacts business should any of these brokers be unable to fulfill their contractual obligations with respect to the payments of insurance and reinsurance balances to the Company. During the year ended December 31, 2005, approximately 16 percent and 13 percent, respectively, of the Company’s gross premiums written were generated from or placed by Marsh, Inc. and its affiliates and AON Corporation and its affiliates. Both of these companies are large, well established companies and there are no

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

indications that either of them is financially troubled. No other broker and no one insured or reinsured accounted for more than ten percent of gross premiums written in the three years ended December 31, 2005, 2004, or 2003.

c) Other investments

The Company invests in limited partnerships with a carrying value of $178 million included in other investments. In connection with these investments the Company has commitments that may require funding of up to $153 million over the next several years.

d) Letters of credit

In July 2005, the Company entered into a $1 billion unsecured operational LOC facility and a $500 million secured operational LOC facility, both expiring in July 2010. These facilities replaced two LOC facilities permitting up to $1.35 billion of LOCs. Upon the effectiveness of the new LOC facilities, all outstanding LOCs issued under the replaced facilities were deemed to have been issued under the unsecured LOC facility and the replaced facilities terminated.

In December 2005, to fulfill the requirements of Lloyd’s for open years of account, the Company renewed its syndicated uncollateralized, five-year LOC facility in the amount of £380 million (approximately $655 million). This LOC facility requires that the Company and/or certain of its subsidiaries continue to maintain certain covenants, including a minimum consolidated net worth covenant and a maximum leverage covenant, which have been met at December 31, 2005. At December 31, 2005, the outstanding LOCs issued under the renewed facility was £284 million (approximately $489 million), with the remaining capacity available for future utilization.

e) Legal proceedings

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

ACE conducted its own investigation that encompassed the subjects raised by the NYAG, the other state attorneys general and the SEC. The investigation has been conducted by a team from the firm of Debevoise & Plimpton LLP. The team is headed by former United States Attorney Mary Jo White and has operated under the direction of the Audit Committee of the Board of Directors. ACE’s internal investigations pertaining to underwriting practices and non-traditional or loss mitigation insurance products are complete.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

(iii) Business practice-related litigation

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

On November 29, 2005, ACE and other property and casualty insurer defendants filed motions to dismiss the commercial insurance complaint. In that motion, defendants argued that plaintiffs’ federal antitrust and RICO claims were barred by the McCarran-Ferguson Act, which limits antitrust and some other types of liability for insurance activities regulated by state law. Defendants also argued that plaintiffs had not adequately alleged proximate cause or conspiracy. Defendants argued that plaintiffs’ claims alleged fraud and were subject to heightened pleading standards which plaintiffs could not meet, and that plaintiffs had not adequately alleged the elements of a RICO claim, including the existence of an enterprise or a pattern of racketeering activity. Finally, defendants argued that plaintiffs’ state-law antitrust claims were deficient for many of the same reasons that the federal claims were alleged to be deficient, and that plaintiffs had not adequately alleged any state common-law claims. Plaintiffs have filed a response and the motion to dismiss remains pending. It is not possible to predict an outcome on this motion at this time.

Illinois Union Insurance Company, an ACE subsidiary, has been named in a state court class action: Van Emden Management Corporation v. Marsh & McLennan Companies, Inc., et al. (Case No. 05-0066A; Superior Court of Massachusetts) (filed January 13, 2005). ACE American Insurance Co., an ACE subsidiary, has been named in a state court lawsuit in Florida: Office Depot, Inc. v. Marsh & McLennan Companies, Inc. et al. (Case No. 502005CA004396; Circuit Court of the 15th Judicial Circuit in Palm Beach County Florida) (filed June 22, 2005). The allegations in these cases are similar to the allegations in the federal class actions identified above. The Van Emden and Office Depot cases have been stayed pending resolution of the consolidated proceedings in the District of New Jersey or until further order of the Court. Plaintiffs in Office Depot have appealed the Court’s order staying the case.

ACE was named in four putative securities class action suits following the filing of the civil suit against Marsh by the NYAG on October 14, 2004. The suits were consolidated by the JPML in the Eastern District of Pennsylvania. The Court has appointed as lead plaintiffs Sheet Metal Workers’ National Pension Fund and Alaska Ironworkers Pension

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

Trust. Lead plaintiffs filed a consolidated amended complaint on September 30, 2005, naming ACE Limited, Evan G. Greenberg, Brian Duperreault, and Philip V. Bancroft as defendants. Plaintiffs assert claims solely under Section 10(b) of the Securities Exchange Act of 1934 (the Exchange Act), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Securities Act (control person liability). Plaintiffs allege that the ACE’s public statements and securities filings should have revealed that insurers, including certain ACE entities and brokers, allegedly conspired to increase premiums and allocate customers through the use of “B” quotes and contingent commissions and that the ACE’s revenues and earnings were inflated by these practices.

On October 28, 2005, ACE Limited and the individual defendants filed a motion to dismiss the consolidated securities actions. Defendants argued that plaintiffs had not adequately alleged any actionable misrepresentations under the securities laws, and that defendants could not be held liable for any failures to disclose information. Defendants also argued that the individual defendants could not be held liable for statements they did not make; that plaintiffs had not adequately pled scienter; and that plaintiffs had not adequately pled loss causation. Plaintiffs have filed a response and the motion to dismiss remains pending. It is not possible to predict an outcome on this motion at this time.

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

All of these suits seek compensatory damages without specifying an amount. As a result, ACE cannot at this time estimate its potential costs related to these legal matters and accordingly no liability for compensatory damages has been established in the Consolidated Financial Statements. The year ended December 31, 2005, includes approximately $45 million of investigation related legal expenses. As of December 31, 2005, ACE has incurred over $55 million for legal related fees since the investigation began.

f) Lease commitments

The Company and its subsidiaries lease office space in the countries in which they operate under operating leases which expire at various dates through December 2033. The Company renews and enters into new leases in the ordinary course of business as required. Total rent expense with respect to these operating leases for the years ended December 31, 2005, 2004 and 2003, was approximately $84 million, $84 million and $85 million, respectively. Future minimum lease payments under the leases are expected to be as follows:

(in millions of U.S. dollars)
Year ending December 31, 2006	$58
2007	51
2008	47
2009	41
2010	35
Later years	128
Total minimum future lease commitments	$360

g) Acquisition of business entities

Pursuant to the restructuring order that created Brandywine, the active ACE INA insurance subsidiaries are obligated to provide reinsurance coverage to Century Indemnity in the amount of $800 million under an aggregate excess of loss

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

reinsurance agreement if the capital and surplus of Century Indemnity falls below $25 million or if Century Indemnity lacks liquid assets with which to pay claims as they become due. (See Note 5 for additional disclosure.)

h) Tax matters

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

8. Debt

The following table outlines the Company’s debt as of December 31, 2005 and 2004.

(in millions of U.S. dollars)	2005	2004
Short-term debt
ACE INA Notes due 2006	$300	$–
Reverse Repurchase Agreements	–	146
	$300	$146
Long-term debt
ACE INA Notes due 2006	$–	$300
ACE Limited Senior Notes due 2007	500	500
Australia Holdings due 2007	73	–
ACE US Holdings Senior Notes due 2008	250	250
ACE INA Subordinated Notes due 2009	200	200
ACE European Holdings due 2010	174	–
ACE INA Senior Notes due 2014	499	499
ACE INA Debentures due 2029	100	100
Other	15	–
	$1,811	$1,849
Trust preferred securities
ACE INA Capital Securities due 2030	$309	$309
ACE INA Trust Preferred Securities due 2029	–	103
	$309	$412

a) Short-term debt

The Company has commercial paper programs that use revolving credit facilities as back-up facilities and provide for up to $600 million in commercial paper issuance for each of ACE Limited and ACE INA Holdings, Inc. (subject to the availability of back-up facilities, which currently total $600 million). To reflect the $600 million of available back-up facilities, these commercial paper programs were reduced by the Company during the second quarter of 2005, from the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

then program total of $2.8 billion. At December 31, 2005, there was no commercial paper outstanding and short-term debt consisted of $300 million of 8.3 percent senior notes due August 2006.

b) ACE INA notes and debentures

In 1999, ACE INA issued $300 million of 8.3 percent notes due August 15, 2006 and $100 million of 8.875 percent debentures due August 15, 2029. Subject to certain exceptions, the notes and debentures are not redeemable before maturity and do not have the benefit of any sinking fund. These unsecured notes and debentures are guaranteed on a senior basis by the Company and they rank equally with all of ACE INA’s other senior indebtedness.

In June 2004, ACE INA issued $500 million of 5.875 percent notes due June 15, 2014. These notes are redeemable at any time at ACE INA’s option subject to a “make-whole” premium plus 0.20 percent. The notes are also redeemable at par plus accrued and unpaid interest in the event of certain changes in tax law. The notes do not have the benefit of any sinking fund. These senior unsecured notes are guaranteed on a senior basis by the Company and they rank equally with all of the Company’s other senior obligations. They also contain a customary limitation on lien provisions as well as customary events of default provisions which, if breached, could result in the accelerated maturity of such senior debt.

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

e) ACE INA subordinated notes

In 1999, ACE INA issued $300 million of 11.2 percent unsecured subordinated notes maturing in December 2009. The subordinated notes are callable subject to certain call premiums. Simultaneously, the Company entered into a notional $300 million swap transaction that has the economic effect of reducing the cost of debt to the consolidated group, excluding fees and expenses, to 8.41 percent for ten years. During 2002, the Company repaid $100 million of these notes and swaps, and incurred debt prepayment expenses of $25 million ($17 million, net of income tax). The minimum collateral in connection with the swap transaction is $70 million. In the event that the Company terminates the swap prematurely, the Company would be liable for certain transaction costs. The swap counterparty is a highly-rated major financial institution and the Company does not anticipate non-performance.

f) ACE INA trust preferred securities

In 1999, ACE Capital Trust I, a Delaware statutory business trust (ACE Capital Trust I) publicly issued $100 million of 8.875 percent Trust Originated Preferred Securities (the “Trust Preferred Securities”). At the same time, ACE INA purchased $3.1 million of common securities of ACE Capital Trust I. On December 22, 2005, all $100 million of the Trust Preferred Securities, which were due to mature on December 31, 2029, and all of the common securities were redeemed at an aggregate redemption cost of $103.1 million.

The sole assets of ACE Capital Trust I consisted of $103.1 million principal amount of 8.875 percent Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) issued by ACE INA. The Company had guaranteed, on a subordinated basis, ACE INA’s obligations under the Subordinated Debentures and distributions and other payments due on the Trust Preferred Securities. These guarantees, when taken together with the Company’s

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

obligations under an expense agreement entered into with ACE Capital Trust I, provided a full and unconditional guarantee of amounts due on the Trust Preferred Securities.

g) ACE INA capital securities

In 2000, ACE Capital Trust II, a Delaware statutory business trust (ACE Capital Trust II), publicly issued $300 million of 9.7 percent Capital Securities (the “Capital Securities”). At the same time, ACE INA purchased $9.2 million of common securities of ACE Capital Trust II.

The Capital Securities mature on April 1, 2030. Distributions on the Capital Securities are payable semi-annually. ACE Capital Trust II may defer these payments for up to ten consecutive semi-annual periods (but no later than April 1, 2030). Any deferred payments would accrue interest semi-annually on a compounded basis if ACE INA defers interest on the Subordinated Debentures due 2030 (as defined below).

The sole assets of ACE Capital Trust II consist of $309 million principal amount of 9.7 percent Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures due 2030”) issued by ACE INA. The Subordinated Debentures due 2030 mature on April 1, 2030. Interest on the Subordinated Debentures due 2030 is payable semi-annually. ACE INA may defer such interest payments (but no later than April 1, 2030), with such deferred payments accruing interest compounded semi-annually. ACE INA may redeem the Subordinated Debentures due 2030 in the event certain changes in tax or investment company law occur at a redemption price equal to accrued and unpaid interest to the redemption date plus the greater of (i) 100 percent of the principal amount thereof, or (ii) the sum of the present value of scheduled payments of principal and interest on the debentures from the redemption date to April 1, 2030. The Capital Securities and the ACE Capital Trust II Common Securities will be redeemed upon repayment of the Subordinated Debentures due 2030.

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

h) Australia Holdings PTY Ltd notes

On December 13, 2005, Australia Holdings PTY Ltd. entered into an AUD $100 million (US$73 million) syndicated two-year term loan agreement due December 2007. The loan agreement is unsecured and repayable on maturity. The interest rate on the loan is 6.15 percent. The obligation of the borrower under the loan agreement is guaranteed by ACE Limited. The proceeds were used to retire indebtedness of ACE INA Holdings, Inc. and for general corporate purposes.

i) ACE European Holdings notes

On December 13, 2005, ACE European Holdings No. 2 Ltd. entered into a £100 million (US$174 million) syndicated five-year term loan agreement due December 2010. The loan agreement is unsecured and repayable on maturity. The interest rate on the loan is 5.25 percent. The obligation of the borrower under the loan agreement is guaranteed by ACE Limited. The proceeds were used to retire indebtedness of ACE INA Holdings, Inc. and for general corporate purposes.

j) Long-term debt-other

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

In addition, in 1999, ACE American assumed a CIGNA loan of $8 million borrowed from the City of Philadelphia under the Urban Development Action Grant (UDAG) with an imputed rate of 7.1% due December 31, 2019. The current amount outstanding is $4.8 million. This loan was previously classified in other liabilities.

9. Preferred shares

In 2003, the Company sold in a public offering 20 million depositary shares, each representing one-tenth of one of its 7.80 percent Cumulative Redeemable Preferred Shares, for $25 per depositary share. Underwriters exercised their over-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

allotment option, which resulted in the issuance of an additional three million depositary shares. Gross proceeds from the sale of the preferred shares were $575 million and related expenses were $18 million.

The shares have an annual dividend rate of 7.80 percent with the first quarterly dividend paid on September 1, 2003. The shares will not be convertible into or exchangeable for the Company’s Ordinary Shares. The Company may redeem these shares at any time after May 30, 2008 at a redemption value of $25 per depositary share or at any time under certain limited circumstances.

10. Shareholders’ equity

a) Shares issued and outstanding

Following is a table of changes in Ordinary Shares issued and outstanding for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
Opening balance	284,478,525	279,897,193	262,679,356
Shares issued, net	33,899,576	790,984	12,713,143
Exercise of stock options	4,727,981	3,550,572	4,215,968
Shares issued under Employee Stock Purchase Plan	216,504	239,776	288,726
	323,322,586	284,478,525	279,897,193
Ordinary Shares issued to employee trust
Opening balance	(462,175)	(688,675)	(756,475)
Shares redeemed (issued)	240,500	226,500	67,800
	(221,675)	(462,175)	(688,675)

In October 2005, the Company completed a public offering of 32.91 million Ordinary Shares (which included the over-allotment option of 4.29 million Ordinary Shares) at a price per share of $45.58, for total gross proceeds of approximately $1.5 billion. The proceeds are being used for growth opportunities in the global insurance and reinsurance markets. Under the Company’s long-term incentive plans, 1,793,434 and 1,619,761 restricted Ordinary Shares were awarded during the year ended December 31, 2005 and 2004, respectively, to officers of the Company and its subsidiaries. In 2003, the Company issued 11,814,274 Ordinary Shares, in satisfaction of the purchase contracts underlying it FELINE PRIDES. In addition, 1,726,407 restricted Ordinary Shares of the Company were issued and 827,538 were cancelled in connection with the Company’s long-term incentive plans in 2003.

Ordinary Shares issued to employee trust are the shares issued by the Company to a rabbi trust for deferred compensation obligations (see Note 11 e)).

b) ACE Limited securities repurchase authorization

In November 2001, the Board of Directors authorized the repurchase of any ACE issued debt or capital securities, including ACE’s Ordinary Shares, up to an aggregate total of $250 million. These purchases may take place from time to time in the open market or in private purchase transactions. At December 31, 2005, this authorization had not been utilized.

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

d) Dividends declared

Dividends declared on Ordinary Shares amounted to $0.90, $0.82 and $0.74 per Ordinary Share for the years ended December 31, 2005, 2004 and 2003, respectively. Dividends declared on preferred shares amounted to $45 million for the years ended December 31, 2005 and 2004 and $22 million for the year ended December 31, 2003. Dividends declared on Mezzanine equity amounted to $9.8 million for the year ended December 31, 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

11. Employee benefit plans

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

Defined contribution plans (including 401(k))

Under these plans, employees’ contributions may be supplemented by ACE matching contributions based on the level of employee contribution. These contributions are invested at the election of each employee in one or more of several investment portfolios offered by a third party investment advisor. In addition, the Company may provide additional matching contributions, depending on its annual financial performance. Expenses for these plans totaled $60 million, $60 million and $54 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Defined benefit plans

The Company maintains non-contributory defined benefit plans that cover certain foreign employees, principally located in Europe and Asia. The Company does not provide any such plans to U.S.-based employees. The Company accounts for pension benefits using the accrual method, consistent with the requirements of FAS No. 87, “Employers’ Accounting for Pensions”. Benefits under these plans are based on employees’ years of service, and compensation during final years of service. All underlying defined benefit plans are subject to periodic actuarial valuation by qualified local actuarial firms using actuarial models in calculating the pension expense and liability for each plan. The Company funds the plans at the amount required by local tax and legal requirements of sponsoring a defined benefit retirement plan. For individual plans, an additional minimum liability is recognized to the extent the accumulated benefit obligation plus the reported prepaid asset or less the reported pension liability exceeds the fair value of plan assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

The status of the defined benefit pension plans at December 31, 2005 and 2004 is as follows:

(in millions of U.S. dollars)	2005	2004
Change in projected benefit obligation
Projected benefit obligation, at beginning of year	$413	$327
Service cost	6	6
Interest cost	18	19
Actuarial (gain) loss	33	52
Benefits and expenses paid	(13)	(20)
Foreign currency (gains) losses	(41)	26
Curtailments	(1)	–
Settlements	(11)	–
Special termination benefit	–	3
Projected benefit obligation, at end of year	$404	$413
Change in plan assets
Fair value of plan assets, at beginning of year	$245	$199
Actual return on plan assets	44	26
Employer contributions	37	23
Benefits and expenses paid	(13)	(20)
Foreign currency gains (losses)	(26)	18
Other transfers to defined contribution plan	(1)	(1)
Settlements	(10)	–
Fair value of plan assets, at end of year	$276	$245
Reconciliation of funded status
Funded status	$(128)	$(168)
Unrecognized net actuarial loss	101	118
Unrecognized transition asset	1	1
Prepaid (accrued) benefit cost	$(26)	$(49)
Amounts recognized in the consolidated balance sheets
Prepaid benefit cost	$33	$18
Accrued benefit liability	(59)	(67)
Intangible assets	1	1
Additional minimum liability	(91)	(99)
Accumulated other comprehensive income	90	98
Prepaid (accrued) benefit cost	$(26)	$(49)
Components of net benefit cost
Service cost	$6	$7
Interest cost	18	19
Expected return on plan assets	(13)	(12)
Amortization of net actuarial loss	7	5
Special termination benefit	–	2
Net benefit cost	$18	$21

At December 31, 2005 and 2004, the accumulated benefit obligation with respect to all of the Company’s defined benefit plans is $392 million and $382 million, respectively.

Several assumptions and statistical variables are used in the models to calculate the expense and liability related to the plans. The Company, in consultation with its actuaries, determines assumptions about the discount rate, the expected rate of return on plan assets and the rate of compensation increase. The table below includes disclosure of these rates on a weighted average basis, encompassing all the international plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

	2005	2004
Weighted-average assumptions as of December 31
Discount rate	4.22%	4.73%
Expected rate of return on plan assets	6.29%	5.67%
Rate of future compensation increase	2.27%	3.96%

The discount rate is determined at the annual measurement date for each of the various plans and is therefore subject to change each year. The rate reflects the prevailing market rate for high-quality fixed-income debt instruments with maturities corresponding to the expected duration of the benefit obligations on the measurement date. The rate is used to discount the future cash flows of benefit obligations back to the measurement date. A lower discount rate increases the present value of the benefit obligations and results in higher pension expense. A 50 basis point decrease in the discount rate increases pension expense by approximately $2 million per year.

The expected rate of return on plan assets represents the average rate of return to be earned by plan assets over the period that the benefits included in the benefit obligation are to be paid. Lower returns on the plan assets result in higher pension expense. The Company applies historic market return trends to current market conditions for each asset category to develop this rate of return. A 50 basis point decrease in the estimated rate of return on plan assets increases pension expense by approximately $1.4 million per year.

The Company’s defined benefit pension plan asset allocation at December 31, 2005 and 2004, target allocation for 2006, and expected long-term rate of return by asset category are as follows:

Asset Category	Target Allocation 2006	Percentage of Plan Assets at December 31, 2005	Percentage of Plan Assets at December 31, 2004	Weighted average Long- Term Rate of Return 2005
Equity Securities	56%	54%	64%	7.5%
Debt Securities	42%	42%	34%	4.9%
Other	2%	4%	2%	4.9%
Total	100%	100%	100%	6.3%

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

Assumptions about long-term expected rates of return on debt securities are based on the yields available on AA-rated long-term bonds and long-term government bonds of the local market for each pension plan. For equity securities, the expected rate of return is comprised of a factor based on the historical rates of government bonds of the local market for each pension plan plus a factor for the historical out-performance of equity securities relative to government bonds. For cash and short-term investments, included in “Other” in the above table, the expected rate of return was also based on government bonds of the local market for each pension plan, with some adjustment to reflect historical performance of this class.

The expected rate of compensation increase is another key assumption. The Company determines this rate based on review of the underlying long-term salary increase trend characteristic of labor markets, historical experience, as well as comparison to peer companies.

The actuarial models also use assumptions on demographic factors such as retirement, mortality and turnover rates. The Company believes the actuarial assumptions are reasonable. However, these actuarial assumptions could vary materially from actual results due to economic events and different rates of retirement, mortality and turnover.

The measurement date used to determine the pension assets and benefit obligations is December 31, 2005.

The defined benefit pension plan contribution for 2006 is expected to be $20 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

Benefit payments during 2005 and 2004 were approximately $12.4 million and $20.1 million, respectively. Expected future payments are as follows:

(in millions of U.S. dollars)
Year ending December 31,
2006	$11
2007	11
2008	14
2009	15
2010	15
2011 – 2015	90

b) Options and stock appreciation rights

During 2004, the Company established the ACE Limited 2004 Long-Term Incentive Plan (the “Plan”). Once the Plan was approved by stockholders, it became effective February 25, 2004. It will continue in effect until terminated by the Board. This plan replaced the ACE Limited 1995 Long-Term Incentive Plan, the ACE Limited 1995 Outside Directors Plan, the ACE Limited 1998 Long-Term Incentive Plan, and the ACE Limited 1999 Replacement Long-Term Incentive Plan except as to outstanding awards. The Plan includes stock options, stock appreciation rights, restricted stock awards and stock purchase programs. At December 31, 2005, there were 13.6 million Ordinary Shares of the Company available for award under the Plan. Stock options granted under the Plan or any of the plans that it replaced may be exercised for Ordinary Shares of the Company upon vesting. Under these incentive plans, generally, options expire ten years after the award date and vest in equal portions over three years.

Following is a summary of options issued and outstanding for the years ended December 31, 2005, 2004 and 2003:

	Year of Expiration	Average Exercise Price	Options for Ordinary Shares
Balance at December 31, 2002			19,312,287
Options granted	2013	$28.13	4,021,112
Options exercised	2003 – 2012	$34.85	(4,215,968)
Options forfeited	2003 – 2013	$37.98	(726,295)
Balance at December 31, 2003			18,391,136
Options granted	2014	$43.40	2,287,614
Options exercised	2004 – 2014	$42.71	(3,550,572)
Options forfeited	2006 – 2014	$40.82	(890,460)
Balance at December 31, 2004			16,237,718
Options granted	2015	$44.43	1,606,001
Options exercised	2005 – 2014	$47.85	(4,727,981)
Options forfeited	2005 – 2015	$39.70	(471,977)
Balance at December 31, 2005			12,643,761

The following table summarizes the range of exercise prices for outstanding options at December 31, 2005.

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$14.33 – $30.00	3,953,140	5.27 years	$25.86	2,891,420	$25.22
$30.01 – $40.00	2,647,693	5.47 years	$35.66	2,267,693	$35.63
$40.01 – $51.82	6,042,928	7.57 years	$43.89	3,039,971	$43.81
	12,643,761			8,199,084

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

Consistent with APB 25, for the years ended December 31, 2005, 2004, and 2003, the Company has not recognized expense related to its employee stock options. There were no stock appreciation rights granted in 2005, 2004 or 2003. Refer to Note 2 q) for a description of the new accounting pronouncement that will change the Company’s accounting for employee stock options and stock appreciation rights effective January 1, 2006.

c) Employee stock purchase plan

The Company maintains an employee stock purchase plan (ESPP). Participation in the plan is available to all eligible employees. Maximum annual purchases by participants are limited to the number of whole shares that can be purchased by an amount equal to ten percent of the participant’s compensation or $25,000, whichever is less. Participants may purchase shares at a purchase price equal to 85 percent of the lesser of (i) the fair market value of the stock on first day of the subscription period; or (ii) the fair market value of the stock on the last day of the subscription period. Pursuant to the provisions of the ESPP, during 2005, 2004 and 2003, employees paid $7.8 million, $7.7 million and $7.3 million, respectively to purchase 216,504 shares, 239,776 shares and 288,726 shares, respectively.

Consistent with APB 25, for the years ended December 31, 2005, 2004, and 2003, the Company has not recognized expense related to its employee stock purchase plan. Refer to Note 2 q) for a description of the new accounting pronouncement that will change the Company’s accounting for the employee stock purchase plan effective January 1, 2006.

d) Restricted stock awards

Under the Company’s long-term incentive plans, 1,793,434 restricted Ordinary Shares were awarded during the year ended December 31, 2005, to officers of the Company and its subsidiaries. These shares vest at various dates through December 2009. In addition, during the year, 26,186 restricted ordinary units were awarded to outside directors under the terms of the 1995 Outside Directors Plan. These units will vest in May 2006.

Under the Company’s long-term incentive plans, 1,619,761 restricted Ordinary Shares were awarded during the year ended December 31, 2004, to officers of the Company and its subsidiaries. These shares vest at various dates through December 2008. In addition, during 2004, 30,361 restricted ordinary units were awarded to outside directors under the terms of the 1995 Outside Directors Plan. These units vested in May 2005.

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

The rabbi trust also holds other assets, such as fixed maturities, equity securities, and life insurance policies. These assets of the rabbi trust are consolidated with those of the Company and reflected in other investments. Except for life insurance policies which are reflected at cash surrender value, these assets are classified as trading securities and reported at fair value with changes in fair value reflected in net investment income. Refer to Note 2 e). Except for obligations related to life insurance policies which are reflected at cash surrender value, the related deferred compensation obligation is carried at fair value and reflected in accounts payable, accrued expenses, and other liabilities with changes reflected as a corresponding increase or decrease to administrative expenses.

12. Fair value of financial instruments

In the normal course of business, the Company invests in various financial assets, incurs various financial liabilities and enters into agreements involving derivative securities. Fair values are disclosed for all financial instruments, for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

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

The following methods and assumptions were used by the Company in estimating the fair value of financial assets and liabilities:

(i) Fair values of fixed maturities, with active markets are based on quoted market prices. For fixed maturities that trade in less active markets, fair values are obtained from independent pricing services. Fair values of fixed maturities are principally a function of current interest rates. Care should be used in evaluating the significance of these estimated market values which can fluctuate based on such factors as interest rates, inflation, monetary policy and general economic conditions.

(ii) Fair values of equity securities with active markets are based on quoted market prices. For other equity securities, fair values are based on external market valuations.

(iii) The carrying value of short-term investments approximates fair value due to the short maturities of these investments.

(iv) Fair values for other investments, principally other direct equity investments, investment funds and limited partnerships, are based on the net asset value or financial statements provided by the investment manager.

(v) Fair values for investments in partially-owned insurance companies are based on the financial statements provided by those companies used for equity accounting and for equity securities with active markets are based on quoted market prices.

(vi) Where practical, fair values for short-term debt, long-term debt and trust preferred securities were estimated using discounted cash flow calculations based upon the Company’s incremental borrowing rates for similar types of borrowings with maturities consistent with those remaining for the debt being valued.

(vii) For investment derivative instruments, including futures, options, interest rate swaps, and spread lock swaps, the Company is generally able to obtain quoted market prices to determine fair value.

(viii) The fair value of GMIB reinsurance is estimated using an internal valuation model. Inputs to the model include a number of factors such as valuation date yield curve, volatility assumptions, asset class correlations, allocation of investments underlying annuitant account value, and policyholder behavior assumptions. This model and the related assumptions are regularly reevaluated by management and enhanced, as appropriate, based upon improvements in modeling techniques and availability of more timely market information, such as market conditions and demographics of in-force annuities.

The carrying values and fair values of financial instruments at December 31, 2005 and 2004, are as follows:

	2005		2004
(in millions of U.S. dollars)	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Financial assets:
Fixed maturities available for sale	$24,285	$24,285	$22,891	$22,891
Fixed maturities held to maturity	3,055	3,076	–	–
Equity securities	1,507	1,507	1,265	1,265
Short-term investments	2,299	2,299	2,163	2,163
Other investments	755	755	606	606
Investments in partially-owned insurance companies	949	876	777	796
Financial liabilities:
Short-term debt	305	300	146	146
Long-term debt	1,933	1,811	2,035	1,849
Trust preferred securities	415	309	499	412
Investment derivative instruments	(2)	(2)	1	1
Guaranteed minimum income benefits	14	14	29	29

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

13. Other (income) expense

The following table details the components of other (income) expense as reflected in the consolidated statements of operations for the years ended December 31, 2005, 2004 and 2003.

(in millions of U.S. dollars)	2005	2004	2003
Equity in net income of partially- owned companies	$(60)	$(41)	$(6)
Minority interest expense	16	22	18
Other	12	9	16
Goodwill impairment	–	13	6
Other (income) expense	$(32)	$3	$34

In 2005 and 2004, equity in net income of partially-owned companies includes $68 million and $45 million of income related to Assured Guaranty. Other for 2004 includes compensation expense in connection with the settlement of ACE stock awards held by the employees of Assured Guaranty. Other for 2003 related to charges for commutation of a reinsurance contract.

14. Earnings per share

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2005, 2004 and 2003.

(in millions of U.S. dollars, except share and per share data)	2005	2004	2003
Numerator:
Net income	$1,028	$1,153	$1,482
Dividends on Preferred Shares	(45)	(45)	(26)
Dividends on Mezzanine equity	–	–	(10)
Net income available to holders of Ordinary Shares	$983	$1,108	$1,446
Denominator:
Denominator for basic earnings per share:
Weighted average shares outstanding	292,401,343	280,271,225	270,620,114
Effect of other dilutive securities	4,898,540	5,214,247	5,035,855
Denominator for diluted earnings per share:
Adjusted weighted average shares outstanding and assumed conversions	297,299,883	285,485,472	275,655,969
Basic earnings per share	$3.36	$3.95	$5.35
Diluted earnings per share	$3.31	$3.88	$5.25

15. Taxation

Under current Cayman Islands law, ACE Limited is not required to pay any taxes on its income or capital gains. If a Cayman Islands law were to be enacted that would impose taxes on income or capital gains ACE Limited has received an undertaking from the Acting Governor in Cabinet that would exempt it from such taxation until January 2026. Under current Bermuda law, ACE Limited and its Bermuda subsidiaries are not required to pay any taxes on its income or capital gains. If a Bermuda law were to be enacted that would impose taxes on income or capital gains, ACE Limited and the Bermuda subsidiaries have received an undertaking from the Minister of Finance in Bermuda that would exempt such companies from Bermudian taxation until March 2016.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

their participation in the relevant syndicates. The Company’s Corporate Members are subject to this arrangement but, as U.K. domiciled companies, will receive U.K. corporation tax credits for any U.S. income tax incurred up to the value of the equivalent U.K. corporation income tax charge on the U.S. income.

ACE Group Holdings (f/k/a ACE Prime Holdings) and its respective subsidiaries are subject to income taxes imposed by U.S. authorities and file a consolidated U.S. tax return. Should ACE Group Holdings pay a dividend to the Company, withholding taxes would apply. Currently, however, no withholding taxes are accrued with respect to such un-remitted earnings as management has no intention of remitting these earnings. The cumulative amount that would be subject to withholding tax if distributed, as well as the determination of the associated tax liability are not practicable to compute, however, such amount would be material to the Company. Certain international operations of the Company are also subject to income taxes imposed by the jurisdictions in which they operate.

The Company is not subject to income taxation other than as stated above. There can be no assurance that there will not be changes in applicable laws, regulations or treaties, which might require the Company to change the way it operates or become subject to taxation.

The income tax provision for the years ended December 31, 2005, 2004 and 2003 is as follows:

(in millions of U.S. dollars)	2005	2004	2003
Current tax expense	$288	$296	$72
Deferred tax expense (benefit)	(15)	(10)	239
Provision for income taxes	$273	$286	$311

The weighted average expected tax provision has been calculated using pre-tax accounting income (loss) in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. A reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate for the years ended December 31, 2005, 2004 and 2003, is provided below.

(in millions of U.S. dollars)	2005	2004	2003
Expected tax provision at weighted average rate	$322	$254	$307
Permanent differences
Tax-exempt interest and DRD, net of proration	(7)	(10)	(16)
American Jobs Creation Act	(69)	–	–
Net withholding taxes	12	8	14
Sale of Assured Guaranty	–	35	–
Goodwill	3	5	2
Other	12	(6)	4
Total provision for income taxes	$273	$286	$311

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

The components of the net deferred tax asset as of December 31, 2005 and 2004 are as follows:

(in millions of U.S. dollars)	2005	2004
Deferred tax assets
Loss reserve discount	$734	$607
Unearned premium reserve	135	143
Foreign tax credits	508	432
Investments	107	127
Provision for uncollectible balances	116	171
Loss carry-forwards	155	228
Other, net	86	73
Total deferred tax assets	1,841	1,781
Deferred tax liabilities
Deferred policy acquisition costs	117	132
Unrealized appreciation on investments	66	135
Un-remitted foreign earnings	257	251
Total deferred tax liabilities	440	518
Valuation allowance	87	90
Net deferred tax asset	$1,314	$1,173

The valuation allowance of $87 million at December 31, 2005 and $90 million at December 31, 2004, reflects management’s assessment, based on available information, that it is more likely than not that a portion of the deferred tax asset will not be realized due to the inability of certain foreign subsidiaries to generate sufficient taxable income or the inability to utilize foreign tax credits. Adjustments to the valuation allowances are made when there is a change in management’s assessment of the amount of deferred tax asset that is realizable. The $3 million reduction in the valuation allowance during the year relates to the change in the excess of tax basis over financial reporting basis of a foreign subsidiary due to currency translation adjustments.

At December 31, 2005, the Company has net operating loss carry-forwards for U.S. federal income tax purposes of approximately $432 million. The net operating loss carry-forwards are available to offset future U.S. federal taxable income and, if unutilized, will expire in the year 2022. In addition, the Company has capital loss carry-forwards of $11 million which, if unutilized will expire in the year 2009, a foreign tax credit carry-forward in the amount of $76 million which, if unutilized, will expire in the years 2011 – 2015, and an alternative minimum tax credit carry-forward of $18 million which can be carried forward indefinitely.

The Internal Revenue Service has completed audits of the federal tax returns for the Company’s U.S. operations for taxable years through 2001. The outcome of the audits did not have a material effect on the financial condition or results of operations of the Company. The federal tax returns for 2002, 2003, and 2004 are currently under examination by the IRS. The Company regularly assesses the likelihood of additional assessments resulting from this examination and other tax-related matters for all open tax years. Tax reserves have been established which the Company believes to be adequate in relation to the potential for additional assessments. Once established, reserves are adjusted when there is more information available or when an event occurs necessitating a change to the reserves.

American Jobs Creation Act of 2004

On October 22, 2004, the American Jobs Creation Act (the Act) was signed into law by the President of the United States. The Act provides for the election of a special one-time tax deduction of 85 percent of certain foreign earnings that are repatriated (as defined in the Act) under a Domestic Reinvestment Plan (DRP) to its United States parent corporation in either the parent’s last tax year that began before the enactment date, or the first tax year that begins during the one-year period beginning on the date of enactment. The Act was subsequently modified by several tax technical correction provisions included in the Gulf Opportunity Zone Act of 2005. The Company will apply the provisions of the Act (as modified) to certain of its subsidiaries for the 2005 tax year.

During the year ended December 31, 2005, the Company repatriated foreign earnings of $500 million subject to DRPs that qualify for preferential treatment under the Act. For the year ended December 31, 2005, the tax benefit

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

under the Act associated with these repatriations is $69 million and is a result of the reduction of the net deferred tax liability associated with these repatriated earnings.

16. Statutory financial information

The Company’s insurance and reinsurance subsidiaries are subject to insurance laws and regulations in the jurisdictions in which they operate. These regulations include restrictions that limit the amount of dividends or other distributions, such as loans or cash advances, available to shareholders without prior approval of the insurance regulatory authorities. Statutory capital and surplus of the Bermuda subsidiaries was $6.0 billion at December 31, 2005, $5.6 billion at December 31, 2004 and $3.5 billion at December 31, 2003. Statutory net income of the Bermuda subsidiaries was $502 million, $1.7 billion and $722 million for the years ended December 31, 2005, 2004 and 2003, respectively.

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

Statutory accounting differs from GAAP in the reporting of certain reinsurance contracts, investments, subsidiaries, acquisition expenses, fixed assets, deferred income taxes and certain other items. As permitted by the Restructuring mentioned previously, certain of the Company’s U.S. subsidiaries discount certain asbestos-related and environmental liabilities, which increase statutory surplus by approximately $255 million and $257 million as of December 31, 2005 and 2004, respectively. Combined statutory surplus of the Company’s U.S. subsidiaries was $3.3 billion, $2.3 billion and $2.6 billion at December 31, 2005, 2004 and 2003, respectively. The combined statutory net income (loss) of these operations was $389 million, $(30) million and $477 million for the years ended December 31, 2005, 2004 and 2003, respectively. The statutory surplus of the U.S. subsidiaries met regulatory requirements for 2005, 2004 and 2003. The amount of dividends that would be available to be paid in 2006 without prior approval from the state insurance departments total $239 million.

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

17. Information provided in connection with outstanding debt of subsidiaries

The following tables present condensed consolidating financial information at December 31, 2005 and December 31, 2004 and for the years ended December 31, 2005, 2004 and 2003 for ACE Limited (the “Parent Guarantor”) and its “Subsidiary Issuer”, ACE INA Holdings, Inc. The Subsidiary Issuer is an indirect wholly-owned subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings. The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuer.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

Condensed Consolidating Balance Sheet at December 31, 2005

(in millions of U.S. dollars)	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated
Assets
Investments	$100	$16,448	$15,374	$–	$31,922
Cash	20	276	216	–	512
Insurance and reinsurance balances receivable	–	2,521	822	–	3,343
Reinsurance recoverable	–	14,469	994	–	15,463
Goodwill	–	2,226	477	–	2,703
Investments in subsidiaries	11,977	–	–	(11,977)	–
Due (to) from subsidiaries and affiliates, net	389	(307)	307	(389)	–
Other assets	22	5,364	3,111	–	8,497
Total assets	$12,508	$40,997	$21,301	$(12,366)	$62,440
Liabilities
Unpaid losses and loss expenses	$–	$25,462	$9,593	$–	$35,055
Unearned premiums	–	4,427	1,457	–	5,884
Future policy benefits for life and annuity contracts	–	–	521	–	521
Short-term debt	–	300	–	–	300
Long-term debt	500	1,061	250	–	1,811
Trust preferred securities	–	309	–	–	309
Other liabilities	196	4,302	2,250	–	6,748
Total liabilities	696	35,861	14,071	–	50,628
Total shareholders’ equity	11,812	5,136	7,230	(12,366)	11,812
Total liabilities and shareholders’ equity	$12,508	$40,997	$21,301	$(12,366)	$62,440

(1) Includes all other subsidiaries of ACE Limited and intercompany eliminations.

(2) Includes ACE Limited parent company eliminations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

Condensed Consolidating Balance Sheet at December 31, 2004

(in millions of U.S. dollars)	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated
Assets
Investments	$82	$13,804	$13,039	$–	$26,925
Cash	6	226	266	–	498
Insurance and reinsurance balances receivable	–	2,508	747	–	3,255
Reinsurance recoverable	–	13,780	1,102	–	14,882
Goodwill	–	2,213	487	–	2,700
Investments in subsidiaries	10,509	–	–	(10,509)	–
Other assets	36	5,628	2,259	–	7,923
Total assets	$10,633	$38,159	$17,900	$(10,509)	$56,183
Liabilities
Unpaid losses and loss expenses	$–	$23,259	$8,224	$–	$31,483
Unearned premiums	–	4,448	1,535	–	5,983
Future policy benefits for life and annuity contracts	–	–	509	–	509
Due to (from) subsidiaries and affiliates, net	124	164	(164)	(124)	–
Short-term debt	–	–	146	–	146
Long-term debt	500	1,099	250	–	1,849
Trust preferred securities	–	412	–	–	412
Other liabilities	164	4,308	1,484	–	5,956
Total liabilities	788	33,690	11,984	(124)	46,338
Total shareholders’ equity	9,845	4,469	5,916	(10,385)	9,845
Total liabilities and shareholders’ equity	$10,633	$38,159	$17,900	$(10,509)	$56,183

(1) Includes all other subsidiaries of ACE Limited and intercompany eliminations.

(2) Includes ACE Limited parent company eliminations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

Condensed Consolidating Statement of Operations

For the year ended December 31, 2005 (in millions of U.S. dollars)	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated
Net premiums written	$–	$6,893	$4,899	$–	$11,792
Net premiums earned	–	6,903	4,845	–	11,748
Net investment income	6	649	609	–	1,264
Equity in earnings of subsidiaries	1,180	–	–	(1,180)	–
Net realized gains (losses)	(6)	30	52	–	76
Losses and loss expenses	–	4,751	3,820	–	8,571
Life and annuity benefits	–	5	138	–	143
Policy acquisition costs and administrative expenses	135	1,647	1,188	(39)	2,931
Interest expense	16	137	17	4	174
Other (income) expense	–	10	(42)	–	(32)
Income tax expense (benefit)	1	303	(31)	–	273
Net income	$1,028	$729	$416	$(1,145)	$1,028

Condensed Consolidating Statement of Operations

For the year ended December 31, 2004 (in millions of U.S. dollars)	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated
Net premiums written	$–	$6,738	$4,758	$–	$11,496
Net premiums earned	–	6,240	4,870	–	11,110
Net investment income	10	492	515	(4)	1,013
Equity in earnings of subsidiaries	1,287	–	–	(1,287)	–
Net realized gains (losses)	7	60	130	–	197
Losses and loss expenses	–	4,547	3,143	–	7,690
Life and annuity benefits	–	3	172	–	175
Policy acquisition costs and administrative expenses	125	1,502	1,217	(14)	2,830
Interest expense	25	136	26	(4)	183
Other (income) expense	–	8	(5)	–	3
Income tax expense	1	189	96	–	286
Net income	$1,153	$407	$866	$(1,273)	$1,153

(1) Includes all other subsidiaries of ACE Limited and intercompany eliminations.

(2) Includes ACE Limited parent company eliminations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

Condensed Consolidating Statement of Operations

For the year ended December 31, 2003 (in millions of U.S. dollars)	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated
Net premiums written	$–	$5,207	$5,061	$–	$10,268
Net premiums earned	–	4,769	4,958	–	9,727
Net investment income	29	378	511	(18)	900
Equity in earnings of subsidiaries	1,628	–	–	(1,628)	–
Net realized gains (losses)	(6)	47	224	–	265
Losses and loss expenses	–	3,322	2,845	–	6,167
Life and annuity benefits	–	1	181	–	182
Policy acquisition costs and administrative expenses	131	1,209	1,209	(10)	2,539
Interest expense	33	130	28	(14)	177
Other (income) expense	–	3	31	–	34
Income tax expense	5	209	97	–	311
Net income (loss)	$1,482	$320	$1,302	$(1,622)	$1,482

(1) Includes all other subsidiaries of ACE Limited and intercompany eliminations.

(2) Includes ACE Limited parent company eliminations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the year ended December 31, 2005 (in millions of U.S. dollars)	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	ACE Limited Consolidated
Net cash flows from (used for) operating activities	$(83)	$2,631	$1,760	$4,308
Cash flows from (used for) investing activities
Purchases of fixed maturities available for sale	–	(14,767)	(17,542)	(32,309)
Purchases of equity securities	–	(353)	(301)	(654)
Sales of fixed maturities available for sale	22	11,577	15,232	26,831
Maturities and redemptions of fixed maturities held to maturity	–	138	36	174
Sales of equity securities	–	279	213	492
Net proceeds from (payments made on) the settlement of investment derivatives	(5)	–	17	12
Capitalization of subsidiaries	(1,279)	125	1,154	–
Dividends received from subsidiaries	580	–	(580)	–
Sale of subsidiary	–	–	7	7
Other	(33)	35	(148)	(146)
Net cash flows from (used for) investing activities	$(715)	$(2,966)	$(1,912)	$(5,593)
Cash flows from (used for) financing activities
Dividends paid on Ordinary Shares	(253)	–	–	(253)
Dividends paid on Preferred Shares	(45)	–	–	(45)
Net proceeds from issuance of long-term debt	–	262	–	262
Repayment of short- term debt	–	–	(146)	(146)
Proceeds from exercise of options for Ordinary Shares	140	–	–	140
Repayment of trust preferred securities	–	(103)	–	(103)
Proceeds from Ordinary Shares issued under ESPP	8	–	–	8
Net proceeds from issuance of Ordinary Shares	1,465	–	–	1,465
Advances (to) from affiliates	(503)	247	256	–
Net cash flows from (used for) financing Activities	$812	$406	$110	$1,328
Effect of foreign currency rate changes on cash and cash equivalents	$–	$(21)	$(8)	$(29)
Net increase in cash	14	50	(50)	14
Cash – beginning of year	6	226	266	498
Cash – end of year	$20	$276	$216	$512

(1) Includes all other subsidiaries of ACE Limited and intercompany eliminations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the year ended December 31, 2004 (in millions of U.S. dollars)	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	ACE Limited Consolidated
Net cash flows from (used for) operating activities	$(64)	$2,828	$2,175	$4,939
Cash flows used for investing activities
Purchases of fixed maturities	(39)	(11,843)	(13,512)	(25,394)
Purchases of equity securities	–	(508)	(573)	(1,081)
Sales of fixed maturities	21	8,818	11,450	20,289
Sales of equity securities	–	372	155	527
Net proceeds from the settlement of investment derivatives	7	–	25	32
Capitalization of subsidiaries	(637)	365	272	–
Dividends received from subsidiaries	486	–	(486)	–
Sale of subsidiary (net of cash sold of $82 million)	–	–	959	959
Other	–	(87)	(111)	(198)
Net cash flows used for investing activities	$(162)	$(2,883)	$(1,821)	$(4,866)
Cash flows from (used for) financing activities
Dividends paid on Ordinary Shares	(226)	–	–	(226)
Dividends paid on Preferred Shares	(45)	–	–	(45)
Net proceeds from (repayment of) short- term debt	–	(403)	4	(399)
Proceeds from exercise of options for Ordinary Shares	83	–	–	83
Proceeds from Ordinary Shares issued under ESPP	8	–	–	8
Net proceeds from issuance of long-term debt	–	499	–	499
Repayment of trust preferred securities	–	–	(75)	(75)
Advances (to) from affiliates	385	5	(390)	–
Net cash flows from (used for) financing activities	$205	$101	$(461)	$(155)
Effect of foreign currency rate changes on cash and cash equivalents	$–	$15	$6	$21
Net increase (decrease) in cash	(21)	61	(101)	(61)
Cash – beginning of year	27	165	367	559
Cash – end of year	$6	$226	$266	$498

(1) Includes all other subsidiaries of ACE Limited and intercompany eliminations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the year ended December 31, 2003 (in millions of U.S. dollars)	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	ACE Limited Consolidated
Net cash flows from (used for) operating activities	$(160)	$1,991	$2,454	$4,285
Cash flows from (used for) investing activities
Purchases of fixed maturities	(2)	(7,224)	(13,269)	(20,495)
Purchases of equity securities	–	(107)	(57)	(164)
Sales and maturities of fixed maturities	60	4,072	11,618	15,750
Sales of equity securities	–	114	76	190
Net proceeds from (payments made on) the settlement of investment derivatives	(6)	–	40	34
Capitalization of subsidiaries	(741)	705	36	–
Dividends received from subsidiaries	503	–	(503)	–
Other	–	121	(239)	(118)
Net cash flows used for investing activities	$(186)	$(2,319)	$(2,298)	$(4,803)
Cash flows from (used for) financing activities
Dividends paid on Ordinary Shares	(198)	–	–	(198)
Dividends paid on Preferred Shares	(23)	–	–	(23)
Proceeds from exercise of options for Ordinary Shares	62	–	–	62
Proceeds from Ordinary Shares issued under ESPP	7	–	–	7
Dividends paid on Mezzanine equity	(10)	–	–	(10)
Net proceeds from issuance of Preferred Shares	557	–	–	557
Advances (to) from affiliates	(24)	–	24	–
Net cash flows from (used for) financing activities	$371	$–	$24	$395
Effect of foreign currency rate changes on cash and cash equivalents	$–	$18	$3	$21
Net increase (decrease) in cash	25	(310)	183	(102)
Cash – beginning of year	2	475	184	661
Cash – end of year	$27	$165	$367	$559

(1) Includes all other subsidiaries of ACE Limited and intercompany eliminations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

18. Segment information

The Company operates through the following business segments: Insurance – North American, Insurance – Overseas General, Global Reinsurance, Financial Services and Life Insurance and Reinsurance. During the fourth quarter of 2005, the Company classified all the life insurance business previously included within Insurance – Overseas General and all the life reinsurance business previously included within Global Reinsurance into a new Life Insurance and Reinsurance segment based on how the Company manages the business. All prior periods presented have been amended for this new presentation. These segments distribute their products through various forms of brokers and agencies. Insurance – North American, Insurance – Overseas General and Global Reinsurance utilize direct marketing programs to reach clients. Additionally, Insurance – North American has formed internet distribution channels for some of its products. Global Reinsurance, Financial Services and Life Reinsurance have established relationships with reinsurance intermediaries.

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

The Insurance – Overseas General segment consists of ACE International (excluding its life insurance business) and the insurance operations of ACE Global Markets. ACE International includes ACE INA’s network of indigenous insurance operations, which were acquired in 1999. The segment has four regions of operations: ACE Asia Pacific, ACE Far East, ACE Latin America and the ACE European Group, (which comprises ACE Europe, ACE INA UK Limited and the insurance operations of ACE Global Markets). ACE Global Markets provides funds at Lloyd’s to support underwriting by the Lloyd’s syndicates managed by Lloyd’s managing agencies which are owned by the Company (including for segment purposes Lloyd’s operations owned by ACE Financial Services). The reinsurance operation of ACE Global Markets is included in the Global Reinsurance segment. Companies within the Insurance – Overseas General segment write a variety of insurance products including property, casualty, professional lines (D&O and E&O), marine, energy, aviation, political risk, consumer-oriented products and A&H – principally being supplemental accident.

The Global Reinsurance segment comprises ACE Tempest Re Bermuda, ACE Tempest Re USA and ACE Tempest Re Europe. These divisions provide property catastrophe, casualty and property reinsurance. Subsequent to the IPO of Assured Guaranty, the trade credit business is included in the Global Reinsurance segment.

The Financial Services segment includes the financial solutions business in the U.S. and Bermuda and the Company’s share of Assured Guaranty’s earnings. Prior to the IPO of Assured Guaranty, the Financial Services segment included the financial guaranty business of ACE Guaranty Corp. and ACE Capital Re International. The financial results of the transferred business are included in the results of the Financial Services segment through April 28, 2004 (the date of the sale). Commencing April 29, 2004, the Company’s proportionate share of Assured Guaranty’s earnings is reflected in other (income) expense in the Financial Services segment. The financial solutions business includes insurance and reinsurance solutions to complex risks that generally cannot be adequately addressed by the traditional insurance marketplace. It consists of securitization and risk trading, finite and structured risk products, and retroactive contracts in the form of loss portfolio transfers.

The Life Insurance and Reinsurance segment includes the operations of ACE Tempest Life Re and the life insurance operations of ACE International. The principal business of ACE Tempest Life Re is to provide reinsurance coverage to other life insurance companies.

Corporate and other includes ACE Limited and ACE INA Holdings, Inc. (Corporate) and intercompany eliminations. In addition, included in losses and loss expenses for 2005 and 2004 are losses incurred in connection with the commutation of ceded reinsurance contracts that resulted from a differential between the consideration received from reinsurers and the related reduction of reinsurance recoverables, principally related to the time value of money. Due to the Company’s initiatives to reduce reinsurance recoverable balances and thereby encourage such commutations,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

losses recognized in connection with the commutation of ceded reinsurance contracts are generally not considered when assessing segment performance and accordingly, are directly allocated to Corporate. Additionally, the Company does not consider the development of loss reserves related to the September 11 tragedy in assessing segment performance as these loss reserves are managed by Corporate. Accordingly, the effect of the related loss reserve development on net income is reported within Corporate.

For segment reporting purposes, certain items have been presented in a different manner than in the consolidated financial statements. The following tables summarize the operations by segment for the years ended December 31, 2005, 2004 and 2003.

Statement of Operations by Segment

For the year ended December 31, 2005 (in millions of U.S. dollars)	Insurance – North American	Insurance – Overseas General	Global Reinsurance	Financial Services	Life Insurance and Reinsurance	Corporate and Other	ACE Consolidated
Gross premiums written	$8,830	$5,775	$1,599	$359	$248	$–	$16,811
Net premiums written	5,450	4,195	1,546	353	248	–	11,792
Net premiums earned	5,285	4,239	1,531	445	248	–	11,748
Losses and loss expenses	4,118	2,583	1,402	459	–	9	8,571
Life and annuity benefits	–	–	–	–	143	–	143
Policy acquisition costs	492	836	307	11	24	–	1,670
Administrative expenses	409	566	60	18	19	189	1,261
Underwriting income (loss)	266	254	(238)	(43)	62	(198)	103
Net investment income	565	319	173	133	36	38	1,264
Net realized gains (losses)	(6)	51	(4)	22	19	(6)	76
Interest expense	21	–	3	–	–	150	174
Other (income) expense	14	16	4	(65)	–	(1)	(32)
Income tax expense (benefit)	208	107	11	16	(2)	(67)	273
Net income (loss)	$582	$501	$(87)	$161	$119	$(248)	$1,028

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

Statement of Operations by Segment

For the year ended December 31, 2004 (in millions of U.S. dollars)	Insurance – Overseas General	Insurance – Overseas General	Global Reinsurance	Financial Services	Life Insurance and Reinsurance	Corporate and Other	ACE Consolidated
Gross premiums written	$8,126	$5,851	$1,567	$320	$230	$–	$16,094
Net premiums written	5,101	4,335	1,518	316	226	–	11,496
Net premiums earned	4,679	4,296	1,389	520	226	–	11,110
Losses and loss expenses	3,898	2,423	973	388	–	8	7,690
Life and annuity benefits	–	–	–	–	175	–	175
Policy acquisition costs	447	800	271	23	24	–	1,565
Administrative expenses	451	544	65	39	11	155	1,265
Underwriting income (loss)	(117)	529	80	70	16	(163)	415
Net investment income	469	224	126	147	33	14	1,013
Net realized gains (losses)	126	47	27	(17)	7	7	197
Interest expense	21	–	–	5	–	157	183
Other (income) expense	5	25	(1)	(25)	–	(1)	3
Income tax expense (benefit)	82	232	14	35	(2)	(75)	286
Net income (loss)	$370	$543	$220	$185	$58	$(223)	$1,153

Statement of Operations by Segment

For the year ended December 31, 2003 (in millions of U.S. dollars)	Insurance – North American	Insurance – Overseas General	Global Reinsurance	Financial Services	Life Insurance and Reinsurance	Corporate and Other	ACE Consolidated
Gross premiums written	$6,895	$5,188	$1,316	$1,035	$196	$–	$14,630
Net premiums written	4,050	3,773	1,229	1,028	188	–	10,268
Net premiums earned	3,689	3,659	1,105	1,087	187	–	9,727
Losses and loss expenses	2,541	2,182	560	884	–	–	6,167
Life and annuity benefits	–	–	–	–	182	–	182
Policy acquisition costs	380	681	211	61	17	–	1,350
Administrative expenses	402	487	62	84	6	148	1,189
Underwriting income (loss)	366	309	272	58	(18)	(148)	839
Net investment income	415	166	87	201	33	(2)	900
Net realized gains (losses)	53	(6)	54	191	(21)	(6)	265
Interest expense	21	–	–	6	–	150	177
Other (income) expense	14	15	(3)	(1)	–	9	34
Income tax expense (benefit)	194	99	14	64	(1)	(59)	311
Net income (loss)	$605	$355	$402	$381	$(5)	$(256)	$1,482

Underwriting assets for property and casualty and financial services are reviewed in total by management for purposes of decision-making. The Company does not allocate assets to its segments. Assets are specifically identified for the life reinsurance operations and the corporate holding companies, including ACE Limited and ACE INA Holdings.

The following table summarizes the identifiable assets at December 31, 2005 and 2004.

(in millions of U.S. dollars)	2005	2004
Life reinsurance	$764	$749
Corporate	2,172	2,125
All other	59,504	53,309
Total assets	$62,440	$56,183

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

The following tables summarize the net premiums earned of each segment by product offering for the years ended December 31, 2005, 2004 and 2003.

Year ended December 31, 2005 (in millions of U.S. dollars)	Property & Casualty	Life, Accident & Health	Financial Guaranty	Financial Solutions	ACE Consolidated
Insurance – North American	$5,103	$182	$–	$–	$5,285
Insurance – Overseas General	3,179	1,060	–	–	4,239
Global Reinsurance	1,531	–	–	–	1,531
Financial Services	–	–	–	445	445
Life Insurance and Reinsurance	–	248	–	–	248
	$9,813	$1,490	$–	$445	$11,748
Year ended December 31, 2004
Insurance – North American	$4,505	$174	$–	$–	$4,679
Insurance – Overseas General	3,337	959	–	–	4,296
Global Reinsurance	1,389	–	–	–	1,389
Financial Services	–	–	–	520	520
Life Insurance and Reinsurance	–	226	–	–	226
	$9,231	$1,359	$–	$520	$11,110
Year ended December 31, 2003
Insurance – North American	$3,548	$141	$–	$–	$3,689
Insurance – Overseas General	2,880	779	–	–	3,659
Global Reinsurance	1,105	–	–	–	1,105
Financial Services	–	–	328	759	1,087
Life Insurance and Reinsurance	–	187	–	–	187
	$7,533	$1,107	$328	$759	$9,727

The following table summarizes the Company’s gross premiums written by geographic region. Allocations have been made on the basis of location of risk.

Year Ended	North America	Europe	Australia & New Zealand	Asia Pacific	Latin America
2005	61%	25%	3%	7%	4%
2004	61%	25%	3%	7%	4%
2003	62%	24%	4%	6%	4%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

19. Condensed unaudited quarterly financial data

2005 (in millions of U.S. dollars, except per share data)	Quarter Ended March 31, 2005	Quarter Ended June 30, 2005	Quarter Ended September 30, 2005	Quarter Ended December 31, 2005
Net premiums earned	$2,877	$2,921	$3,091	$2,859
Net investment income	285	305	320	354
Net realized gains (losses)	(14)	32	83	(25)
Total revenues	$3,148	$3,258	$3,494	$3,188
Losses and loss expenses	$1,789	$1,843	$2,804	$2,135
Life and annuity benefits	$35	$38	$35	$35
Net income (loss)	$437	$467	$(112)	$236
Basic earnings (loss) per share	$1.50	$1.61	$(0.43)	$0.71
Diluted earnings (loss) per share	$1.48	$1.58	$(0.43)	$0.69

2004 (in millions of U.S. dollars, except per share data)	Quarter Ended March 31, 2004	Quarter Ended June 30, 2004	Quarter Ended September 30, 2004	Quarter Ended December 31, 2004
Net premiums earned	$2,588	$2,782	$2,859	$2,881
Net investment income	242	243	246	282
Net realized gains (losses)	57	42	(32)	130
Total revenues	$2,887	$3,067	$3,073	$3,293
Losses and loss expenses	$1,529	$1,725	$2,220	$2,216
Life and annuity benefits	$42	$45	$49	$39
Net income	$448	$423	$4	$278
Basic earnings (loss) per share	$1.56	$1.47	$(0.03)	$0.95
Diluted earnings (loss) per share	$1.53	$1.44	$(0.03)	$0.93

20. Related party transactions

The ACE Foundation is an unconsolidated not-for-profit organization whose primary purpose is to fund charitable causes in Bermuda. The Trustees are principally comprised of ACE management. At December 31, 2005 and 2004, the Company maintained a non-interest bearing demand note receivable of $39 million from the ACE Foundation. The receivable is included in “Other assets” in the accompanying consolidated balance sheet. The borrower has used the related proceeds to finance investments in Bermuda real estate, some of which have been rented to ACE employees at rates established by independent, professional real estate appraisers, and intends to use income from the investments to both repay the note and fund future charitable activities. Accordingly, the Company reports the demand note at the lower of its principal value or the fair value of assets held by the borrower to repay the loan, including the real estate properties.

In 2004, ACE entered into reinsurance agreements with Assured Guaranty in order to retain the insurance liabilities of certain run-off businesses, including trade credit and residual value insurance. At their inception, these contracts had no effect on the Company’s income. Additionally in 2004, the Company entered into a number of agreements with Assured Guaranty that will govern certain aspects of the relationship after this offering, including service agreements under which the Company will provide certain services to Assured Guaranty for a period of time. ACE provides certain general and administrative services to Assured Guaranty, including tax consulting and preparation services, internal audit services, human resources, information technology and other functions. In 2005, ACE leased office space from Assured Guaranty. In 2005 and 2004, Assured Guaranty leased residential property from ACE. For the year ended December 31, 2005, the amount of fees paid for these services and rent paid for leased premises is $0.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

million. For the period May 2004 through December 2004, the amount of fees paid for these services and rent paid for leased premises was $1.3 million. At December 31, 2005 and 2004, the Company had a payable of $0.4 million to Assured Guaranty and a receivable of $6 million from Assured Guaranty.

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

SCHEDULE I

ACE Limited and Subsidiaries

SUMMARY OF INVESTMENTS – OTHER THAN INVESTMENTS IN RELATED PARTIES

December 31, 2005 (in millions of U.S. dollars)	Cost or Amortized Cost	Fair Value	Amount at which shown in the balance sheet
Fixed maturities available for sale:
Bonds:
U.S. Treasury and agency	$2,396	$2,386	$2,386
Foreign	5,304	5,340	5,340
Corporate securities	8,925	8,954	8,954
Mortgage-backed securities	7,398	7,346	7,346
States, municipalities and political subdivision	250	259	259
Total fixed maturities	24,273	24,285	24,285
Fixed maturities held to maturity:
Bonds:
U.S. Treasury and agency	1,081	1,076	1,081
Foreign	44	44	44
Corporate securities	678	673	678
Mortgage-backed securities	1,027	1,017	1,027
States, municipalities and political subdivision	246	245	246
Total fixed maturities	3,076	3,055	3,076
Equity securities:
Common stock:
Public utilities	57	67	67
Banks, trust and insurance companies	309	350	350
Industrial, miscellaneous and all other	914	1,090	1,090
Total equity securities	1,280	1,507	1,507
Short-term investments	2,299	2,299	2,299
Other investments	672	755	755
Total investments – other than investments in related parties	$31,600	$31,901	$31,922

SCHEDULE II

ACE Limited and Subsidiaries

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS (Parent Company Only)

December 31, 2005 and 2004 (in millions of U.S. dollars)	2005	2004
Assets
Investments in subsidiaries and affiliates on equity basis	$11,977	$10,509
Short-term investments	17	38
Other investments, at cost	83	44
Total investments	12,077	10,591
Cash	20	6
Other assets	22	36
Due from subsidiaries and affiliates, net	389	–
Total assets	$12,508	$10,633
Liabilities
Accounts payable, accrued expenses and other liabilities	$122	$104
Dividends payable	74	60
Long-term debt	500	500
Due to subsidiaries and affiliates, net	–	124
Total liabilities	696	788
Shareholders’ equity
Preferred Shares	2	2
Ordinary Shares	13	12
Additional paid-in capital	6,569	4,905
Unearned stock grant compensation	(69)	(57)
Retained earnings	4,965	4,249
Deferred compensation obligation	6	12
Accumulated other comprehensive income	332	734
Ordinary Shares issued to employee trust	(6)	(12)
Total shareholders’ equity	11,812	9,845
Total liabilities and shareholders’ equity	$12,508	$10,633

SCHEDULE II (continued)

ACE Limited and Subsidiaries

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF OPERATIONS (Parent Company Only)

For the years ended December 31, 2005, 2004 and 2003 (in millions of U.S. dollars)	2005	2004	2003
Revenues
Investment income, including intercompany interest income (expense)	$(10)	$(15)	$(4)
Equity in net income of subsidiaries and affiliates	1,180	1,287	1,628
Net realized gains (losses)	(6)	7	(6)
	1,164	1,279	1,618
Expenses
Administrative and other expenses	(136)	(126)	(136)
Net income	$1,028	$1,153	$1,482

SCHEDULE II (continued)

ACE Limited and Subsidiaries

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF CASH FLOWS (Parent Company Only)

For the years ended December 31, 2005, 2004 and 2003 (in millions of U.S. dollars)	2005	2004	2003
Cash flows from operating activities
Net income	$1,028	$1,153	$1,482
Adjustments to reconcile net income to net cash flows used for operating activities:
Equity in net income of subsidiaries and affiliates	(1,180)	(1,287)	(1,628)
Net realized gains (losses)	6	(7)	6
Amounts due to subsidiaries and affiliates, net	41	131	16
Accounts payable, accrued expenses and other liabilities	9	(25)	4
Accrued interest on advances from affiliate	(7)	(4)	(17)
Other	20	(25)	(23)
Net cash flows used for operating activities	(83)	(64)	(160)
Cash flows used for investing activities
Purchases of fixed maturities	–	(39)	(2)
Sales of fixed maturities	22	21	60
Net proceeds from (payments made on) the settlement of investment derivatives	(5)	7	(6)
Capitalization of subsidiaries	(1,279)	(637)	(741)
Dividends received from subsidiaries	580	486	503
Other	(33)	–	–
Net cash flows used for investing activities	(715)	(162)	(186)
Cash flows from financing activities
Dividends paid on Ordinary Shares	(253)	(226)	(198)
Dividends paid on Preferred Shares	(45)	(45)	(23)
Proceeds from exercise of options for Ordinary Shares	140	83	62
Proceeds from Ordinary Shares issued under ESPP	8	8	7
Advances (to) from affiliates	(503)	385	(24)
Dividends paid on Mezzanine equity	–	–	(10)
Net proceeds from issuance of Preferred Shares	–	–	557
Net proceeds from issuance of Ordinary Shares	1,465	–	–
Net cash flows from financing activities	812	205	371
Net increase (decrease) in cash	14	(21)	25
Cash – beginning of year	6	27	2
Cash – end of year	$20	$6	$27

SCHEDULE IV

ACE Limited and Subsidiaries

SUPPLEMENTAL INFORMATION CONCERNING REINSURANCE

Premiums Earned

For the years ended December 31, 2005, 2004 and 2003 (in millions of U.S. dollars)	Direct Amount	Ceded To Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
2005	$13,106	$5,012	$3,654	$11,748	31%
2004	$12,804	$4,402	$2,708	$11,110	24%
2003	$11,245	$4,525	$3,007	$9,727	31%

SCHEDULE VI

ACE Limited and Subsidiaries

SUPPLEMENTARY INFORMATION CONCERNING PROPERTY AND CASUALTY OPERATIONS

As of and for the years ended December 31, 2005, 2004 and 2003 (in millions of U.S. dollars)
	Deferred Policy Acquisition Costs	Net Reserves for Unpaid Losses and Loss Expenses	Unearned Premium	Net Premiums Earned	Net Investment Income	Net Losses and Loss Expenses Incurred Related to		Amortization of Deferred Policy Acquisition Costs	Net Paid Losses and Loss Expenses	Net Premiums Written
						Current Year	Prior Year
2005	$926	$20,458	$5,880	$11,500	$1,228	$8,485	$86	$1,646	$5,369	$11,544
2004	$944	$17,517	$5,979	$10,884	$980	$7,143	$547	$1,541	$4,760	$11,270
2003	$999	$14,675	$5,849	$9,540	$867	$5,993	$174	$1,333	$3,914	$10,080