Form 10-Q
period 2006-03-31
ACE LTD
filed 2006-05-05
CIK 896159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large	accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

YES ☐ NO ☒

The number of registrant’s Ordinary Shares ($0.041666667 par value) outstanding as of May 3, 2006 was 325,185,770

ACE LIMITED

ACE LIMITED

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31 2006	December 31 2005
	(Unaudited)
	(in millions of U.S. dollars, except share and per share data)
Assets
Investments
Fixed maturities available for sale, at fair value (amortized cost - $25,591 and $24,273 )	$25,411	$24,285
Fixed maturities held to maturity, at amortized cost (fair value -$3,045 and $3,055)	3,107	3,076
Equity securities, at fair value (cost - $1,325 and $1,280)	1,600	1,507
Short-term investments, at fair value (amortized cost - $2,452 and $2,299)	2,452	2,299
Other investments (cost - $590 and $592)	687	675

Total investments	33,257	31,842
Cash	398	512
Securities lending collateral	1,782	1,723
Accrued investment income	341	338
Insurance and reinsurance balances receivable	3,742	3,343
Accounts and notes receivable	172	197
Reinsurance recoverable	15,569	15,463
Deferred policy acquisition costs	1,032	930
Prepaid reinsurance premiums	1,505	1,346
Funds withheld	277	276
Value of reinsurance business assumed	229	235
Goodwill	2,703	2,703
Deferred tax assets	1,271	1,314
Investments in partially-owned insurance companies (cost-$829 and $818)	885	876
Other assets	1,684	1,342

Total assets	$64,847	$62,440

Liabilities
Unpaid losses and loss expenses	$35,508	$35,055
Unearned premiums	6,554	5,884
Future policy benefits for life and annuity contracts	519	521
Funds withheld	194	93
Insurance and reinsurance balances payable	2,346	2,405
Deposit liabilities	318	350
Securities lending payable	1,782	1,723
Payable for securities purchased	1,588	701
Accounts payable, accrued expenses and other liabilities	1,206	1,228
Income taxes payable	179	174
Dividends payable	75	74
Short-term debt	300	300
Long-term debt	1,812	1,811
Trust preferred securities	309	309

Total liabilities	52,690	50,628

Commitments and contingencies
Shareholders’ equity
Preferred Shares ($1.00 par value, 2,300,000 shares authorized, issued and outstanding)	2	2
Ordinary Shares ($0.041666667 par value, 500,000,000 shares authorized; 325,143,060 and 323,322,586 shares issued and outstanding)	13	13
Additional paid-in capital	6,523	6,569
Unearned stock grant compensation	—	(69)
Retained earnings	5,369	4,965
Deferred compensation obligation	6	6
Accumulated other comprehensive income	250	332
Ordinary Shares issued to employee trust	(6)	(6)

Total shareholders’ equity	12,157	11,812

Total liabilities and shareholders’ equity	$64,847	$62,440

See accompanying notes to the interim consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For the three months ended March 31, 2006 and 2005

(Unaudited)

	Three Months Ended March 31
	2006	2005
	(in millions of U.S. dollars, except per share data)
Revenues
Gross premiums written	$4,511	$4,543
Reinsurance premiums ceded	(1,201)	(1,177)

Net premiums written	3,310	3,366
Change in unearned premiums	(505)	(489)

Net premiums earned	2,805	2,877
Net investment income	369	285
Net realized gains (losses)	7	(14)

Total revenues	3,181	3,148

Expenses
Losses and loss expenses	1,680	1,789
Life and annuity benefits	28	35
Policy acquisition costs	421	388
Administrative expenses	398	336
Interest expense	43	42
Other (income) expense	(8)	(5)

Total expenses	2,562	2,585

Income before income tax and cumulative effect of a change in accounting principle	619	563
Income tax expense	134	126

Income before cumulative effect of a change in accounting principle	485	437
Cumulative effect of a change in accounting principle	4	—

Net income	$489	$437

Other comprehensive income (loss)
Unrealized appreciation (depreciation) arising during the period	(117)	(301)
Reclassification adjustment for net realized (gains) losses included in net income	(15)	(48)
Amortization of net unrealized (gains) losses related to transferred securities	(1)	—

	(133)	(349)
Change in:
Minimum pension liability	(1)	2
Cumulative translation adjustment	24	(11)

Other comprehensive income (loss), before income tax	(110)	(358)
Income tax benefit (expense) related to other comprehensive income items	28	72

Other comprehensive income (loss)	(82)	(286)

Comprehensive income	$407	$151

Basic earnings per share before cumulative effect of a change in accounting principle	$1.48	$1.50
Cumulative effect of a change in accounting principle	0.01	—

Basic earnings per share	$1.49	$1.50

Diluted earnings per share before cumulative effect of a change in accounting principle	$1.45	$1.48
Cumulative effect of a change in accounting principle	0.01	—

Diluted earnings per share	$1.46	$1.48

See accompanying notes to the interim consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the three months ended March 31, 2006 and 2005

(Unaudited)

	2006	2005
	(in millions of U.S. dollars)
Preferred Shares
Balance – beginning and end of period	$2	$2

Ordinary Shares
Balance – beginning and end of period	13	12

Additional paid-in capital
Balance – beginning of period	6,569	4,905
Reclassification of unearned stock grant compensation	(69)	—
Net shares issued under employee stock-based compensation plans	(18)	60
Exercise of stock options	23	39
Ordinary Shares issued under Employee Stock Purchase Plan (ESPP)	3	4
Cumulative effect of a change in accounting principle	(5)	—
Stock-based compensation expense	20	—

Balance – end of period	6,523	5,008

Unearned stock grant compensation
Balance – beginning of period	(69)	(57)
Reclassification of unearned stock grant compensation	69	—
Net issuance of restricted stock under employee stock- based compensation plans	—	(71)
Amortization	—	13

Balance – end of period	—	(115)

Retained earnings
Balance – beginning of period	4,965	4,249
Net income	489	437
Dividends declared on Ordinary Shares	(74)	(60)
Dividends declared on Preferred Shares	(11)	(11)

Balance – end of period	5,369	4,615

Deferred compensation obligation
Balance – beginning and end of period	$6	$12

See accompanying notes to the interim consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (cont’d)

For the three months ended March 31, 2006 and 2005

(Unaudited)

	2006	2005
	(in millions of U.S. dollars)
Accumulated other comprehensive income
Net unrealized appreciation (depreciation) on investments
Balance – beginning of period	$317	$634
Change in period	(133)	(349)
Income tax benefit	35	68

Balance – end of period	219	353

Minimum pension liability
Balance – beginning of period	(58)	(64)
Change in period	(1)	2

Balance – end of period	(59)	(62)

Cumulative translation adjustment
Balance – beginning of period	73	164
Change in period	24	(11)
Income tax (expense) benefit	(7)	4

Balance – end of period	90	157

Accumulated other comprehensive income	250	448

Ordinary Shares issued to employee trust
Balance – beginning and end of period	(6)	(12)

Total shareholders’ equity	$12,157	$9,970

See accompanying notes to the interim consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2006 and 2005

(Unaudited)

	2006	2005
	(in millions of U.S. dollars)
Cash flows from operating activities
Net income	$489	$437
Adjustments to reconcile net income to net cash flows from operating activities:
Net realized (gains) losses	(7)	14
Amortization of premium/discounts on fixed maturities	16	31
Deferred income taxes	71	62
Unpaid losses and loss expenses	437	584
Unearned premiums	654	587
Future policy benefits for life and annuity contracts	(2)	(2)
Insurance and reinsurance balances payable	(64)	(40)
Accounts payable, accrued expenses and other liabilities	(24)	27
Income taxes payable	6	11
Insurance and reinsurance balances receivable	(387)	(470)
Reinsurance recoverable	(91)	(10)
Deferred policy acquisition costs	(98)	(57)
Prepaid reinsurance premiums	(148)	(93)
Funds withheld, net	100	30
Value of reinsurance business assumed	6	(1)
Other	128	103

Net cash flows from operating activities	1,086	1,213

Cash flows used for investing activities
Purchases of fixed maturities available for sale	(10,591)	(6,030)
Purchases of fixed maturities held to maturity	(129)	—
Purchases of equity securities	(168)	(180)
Sales and maturities of fixed maturities available for sale	9,545	5,049
Sales of equity securities	166	85
Maturities and redemptions of fixed maturities held to maturity	93	—
Net proceeds from the settlement of investment derivatives	11	—
Other	(73)	(30)

Net cash flows used for investing activities	(1,146)	(1,106)

Cash flows used for financing activities
Dividends paid on Ordinary Shares	(73)	(60)
Dividends paid on Preferred Shares	(11)	(11)
Proceeds from exercise of options for Ordinary Shares	23	39
Proceeds from Ordinary Shares issued under ESPP	3	4
Net proceeds from short-term debt	—	1

Net cash flows used for financing activities	(58)	(27)

Effect of foreign currency rate changes on cash and cash equivalents	4	(4)

Net (decrease) increase in cash	(114)	76
Cash – beginning of period	512	498

Cash – end of period	$398	$574

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

The interim unaudited consolidated financial statements, which include the accounts of the Company and its subsidiaries, have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and, in the opinion of management, reflect all adjustments (consisting of normally recurring accruals) necessary for a fair presentation of the results for such periods. All significant intercompany accounts and transactions have been eliminated. Certain items in the prior year financial statements have been reclassified to conform to the current year presentation. The results of operations and cash flows for any interim period are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the consolidated financial statements, and related notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

2. Significant accounting policies

a) Direct response marketing costs

Advertising costs are expensed as incurred except for direct response campaigns, principally related to personal accident business produced by the Overseas General segment, which are deferred and recognized over the expected future benefit period in accordance with Statement of Position 93-7, Reporting on Advertising Cost. For individual direct-response marketing campaigns that the Company can demonstrate have specifically resulted in incremental sales to customers and such sales have probable future economic benefits, incremental costs directly related to the marketing campaigns are capitalized. Deferred marketing costs are reviewed regularly for recoverability and amortized over the expected economic future benefit period. The expected future benefit period is evaluated periodically based on historical results and adjusted prospectively. The amount of deferred marketing costs reported in deferred policy acquisition costs was $152 million and $126 million at March 31, 2006 and December 31, 2005, respectively. The amount of expense amortized into earnings was $9 million and $13 million for the three months ended March 31, 2006 and 2005, respectively. In the first quarter of 2006, the Company completed a study of revenues derived from historical direct-response marketing campaigns. Beginning January 1, 2006, the Company revised the amortization for deferred costs arising from direct-response marketing campaigns to be consistent with the findings of the study. As a result of this change in estimate, the average amortization period has been lengthened from 3 to 5 years. For the three months ended March 31, 2006, with respect to direct response marketing campaigns completed prior to January 1, 2006, the lengthening of the average amortization period resulted in a reduction of amortization expense of approximately $11 million relative to previous amortization schedules.

b) Call options in debt instruments

In 2005, the Financial Accounting Standards Board (FASB) issued Statement 133 Implementation Issue No. B38, Embedded Derivatives: Evaluation of Net Settlement with Respect to the Settlement of a Debt Instrument through Exercise of an Embedded Put Option or Call Option (Issue B38), which clarifies that the potential settlement of a debtor’s obligation to the creditor that would occur upon exercise of the put option or call option meets the net settlement criterion in paragraph (9a) of Financial Accounting Standard (FAS) No. 133, Accounting for Derivatives Instruments and Hedging Activities (FAS 133). Issue B38 became effective in the first quarter of 2006. In adopting Issue B38, the Company determined that call options within three debt instruments were embedded derivatives and must be reported at fair value. Accordingly, at March 31, 2006, the Company recognized a net liability of $3 million with a corresponding loss in net realized gains (losses).

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Stock-Based Compensation

The Company has share-based compensation plans which currently provide for awards of stock options, restricted stock and restricted stock units to its employees and members of the Board of Directors. In December 2004, the FASB issued FAS 123 (Revised) “Share-Based Payment” (FAS 123R) which is a revision of FAS 123 that supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). This statement requires all companies to measure and record compensation cost for all share-based payment awards (including employee stock options) at grant-date fair value. The Company adopted FAS 123R effective January 1, 2006. Prior to the adoption of FAS 123R the Company accounted for its share-based compensation plans in accordance with APB 25. In accordance with APB 25, the Company did not recognize compensation expense for employee stock options in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying Ordinary Shares on the date of the grant. In addition, the Company did not recognize expenses related to its employee stock purchase plan (ESPP). Upon adopting FAS 123R on January 1, 2006, the Company was required to expense employee stock options and expenses related to its ESPP. FAS 123R also requires that the tax benefits of deductions resulting from the exercise of stock options be classified as cash flows from financing activities. Prior to the adoption of FAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows.

In adopting FAS 123R, the Company applied the modified prospective method and accordingly, prior period amounts have not been restated. Under this method, the Company recognized compensation expense for all share-based payments granted, modified, or settled after January 1, 2006, as well as for any awards that were granted prior to January 1, 2006 for which the requisite service had not been provided as of January 1, 2006 (i.e., unvested awards). Unvested awards are to be expensed consistent with the valuation used in previous disclosures of the pro forma effect of FAS 123. The Company uses the Black-Scholes option-pricing model to disclose the pro forma effect of FAS 123. With respect to awards granted after the adoption of FAS 123R, the Company is using the Black-Scholes option-pricing model to determine the fair value of stock compensation.

The Company principally issues restricted stock grants and stock options on a graded vesting schedule. Prior to the adoption of FAS 123R, the Company recognized compensation cost for restricted stock grants with only service conditions that have a graded vesting schedule on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards. Upon adopting FAS 123R, the Company recognizes compensation costs for both restricted stock grants and stock options on this basis. Further, prior to the adoption of FAS 123R, forfeitures were recognized as they occurred. Upon adopting FAS 123R, an estimate of future forfeitures is incorporated into the determination of compensation cost for both restricted stock grants and stock options. At January 1, 2006, the cumulative effect of this change in accounting principle is $4 million, net of income tax. This effect relates to the recognition of expected forfeitures on restricted stock grants that are not vested as of January 1, 2006.

The following table outlines the Company’s net income available to holders of Ordinary Shares and diluted earnings per share for the three months ended March 31, 2005 had the compensation cost been determined in accordance with the fair value method recommended in FAS 123. The reported and pro forma net income and earnings per share for the three months ended March 31, 2006 are the same since share-based compensation expense is calculated under the provisions of FAS 123R. The amounts for the three months ended March 31, 2006 are included in the table below only to provide the detail for a comparative presentation to the three months ended March 31, 2005.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended March 31
	2006	2005
	(in millions of U.S. dollars, except per share data)
Net income available to holders of Ordinary Shares:
As reported	$478	$426
Add: Stock-based compensation expense included in reported net income, net of income tax	16	9
Deduct: Compensation expense, net of income tax	16	12

Pro forma net income	$478	$423

Basic earnings per share:
As reported	$1.49	$1.50

Pro forma	$1.49	$1.49

Diluted earnings per share:
As reported	$1.46	$1.48

Pro forma	$1.46	$1.47

In the three months ended March 31, 2006, the adoption of FAS 123R resulted in incremental stock-based compensation expense for the cost of stock options and shares issued under ESPP of $4 million, before and after tax, ($0.01 per basic and diluted share) that would not have otherwise been recognized. Prior to the adoption of FAS 123R stock-based compensation expense for restricted stock was recognized in net income. For the three months ended March 31, 2006, the expense for the restricted stock was $16 million ($12 million after tax).

Under the ACE Limited 2004 Long-Term Incentive Plan (the 2004 LTIP) a total of 15,000,000 Ordinary Shares of the Company are authorized to be issued pursuant to awards made as stock options, stock appreciation rights, stock units, performance shares, performance units, restricted stock and restricted stock units. The maximum number of shares that may be delivered to Participants and their beneficiaries under the 2004 LTIP shall be equal to the sum of: (i) 15,000,000 shares; and (ii) any shares that are represented by awards granted under the ACE Limited 1995 Long-Term Incentive Plan, the ACE Limited 1995 Outside Directors Plan, the ACE Limited 1998 Long-Term Incentive Plan, and the ACE Limited 1999 Replacement Long-Term Incentive Plan (the Prior Plans) that are forfeited, expired or are canceled after the effective date of the 2004 LTIP of February 25th, 2004, without delivery of shares or which result in the forfeiture of the shares back to the Company to the extent that such shares would have been added back to the reserve under the terms of the applicable Prior Plan. As of March 31, 2006, a total of 11,160,000 shares remain available for future issuance under this plan.

A proposal will be presented at the Annual General Meeting, scheduled to be held on May 18, 2006, to approve the Second Amendment to the ACE Limited ESPP. The Second Amendment of the ESPP, if approved by shareholders, will increase the number of Ordinary Shares available for issuance under the ESPP by 1,500,000 shares (Additional Shares), which shares shall be in addition to the 1,500,000 (as adjusted to effect to the stock split in March, 1998) Ordinary Shares previously reserved under the ESPP. As of March 31, 2006, no Ordinary Shares remained available for issuance under the Plan. The approval of the Second Amendment will bring the total number of Ordinary Shares remaining available for issuance under the ESPP to 1,500,000 shares.

Stock Options

The Company’s 2004 LTIP provides for grants of both incentive and non-qualified stock options principally at an option price per share of 100 percent of the fair market value of the Company’s Ordinary Shares on the date of grant. Stock options are generally granted with a 3-year vesting period and a 10-year term. The stock options vest in equal annual installments over the respective vesting period, which is also the requisite service period. Included in the beginning of period balance are 5-year cliff vest options of 100,000, 150,000 and 25,000 issued in 2002, 2003 and 2004. There were 150,000 5-year cliff vest options granted in February 2006.

Included in the Company’s stock-based compensation expense in the three months ended March 31, 2006 is the cost related to the unvested portion of the 2005, 2004 and 2003 stock option grants. The fair value of the stock options was estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

from grant to exercise date) was estimated using the historical exercise behavior of employees. For 2005 and prior options expected volatility was based on historical volatility for a period equal to the stock option’s expected life, ending on the date of grant, and calculated on a monthly basis. For 2006 options, expected volatility was calculated as a blend of (a) historical volatility based on daily closing prices over a period equal to the expected life assumption, (b) long-term historical volatility based on daily closing prices over the period from ACE’s initial public trading date through the most recent quarter; and (c) implied volatility derived from ACE’s publicly traded options. The fair value of the options issued is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants for the periods indicated:

	Three Months Ended March 31
	2006	2005
Dividend yield	1.63%	1.89%
Expected volatility	31.65%	22.36%
Risk free interest rate	4.59%	3.87%
Forfeiture rate	7.5%	5%
Expected life	6 years	4 years

Changes in the Company’s stock options for the three months ended March 31, 2006 were as follows:

	Number of Options	Weighted Average Exercise Price
Options outstanding, beginning of period	12,643,761	$36.53
Granted	1,457,065	$56.37
Exercised	637,864	$36.04
Forfeited	142,710	$38.37

Options outstanding, end of period	13,320,252	$38.70

Options exercisable, end of period	9,649,386	$35.37

The weighted average remaining contractual term was 6.6 years for the stock options outstanding and 5.7 years for the stock options exercisable at March 31, 2006. The total intrinsic value was approximately $184 million for stock options outstanding and $161 million for stock options exercisable at March 31, 2006. The total intrinsic value for stock options exercised during the three months ended March 31, 2006 was approximately $12 million. The weighted-average fair values for the stock options granted for the three months ended March 31, 2006 was $18.35.

The amount of cash received from the exercise of stock options was $23 million.

Restricted Stock

The Company’s 2004 LTIP also provides for grants of restricted stock. The Company generally grants restricted stock with a 4-year vesting period, based on a graded vesting schedule. The restricted stock is granted at market close price on the date of grant. Included in the Company’s stock-based compensation expense in the three months ended March 31, 2006 is a portion of the cost related to the unvested restricted stock granted in the years 2002 to 2006.

Changes in the Company’s restricted stock for the three months ended March 31, 2006 were as follows:

	Number of Restricted Stock	Weighted Average Grant-Date Fair Value
Unvested restricted stock , beginning of period	3,488,668	$41.26
Granted	1,510,770	$56.35
Vested and issued	1,078,204	$39.98
Forfeited	143,744	$39.93

Unvested restricted stock, end of period	3,777,490	$47.71

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Included in the above table are 96,200 performance-based restricted shares issued to executive officers, consisting of 50,200 target awards issued in 2006 and 46,000 target awards issued prior to 2006. With respect to the 2006 target awards, the performance goal is based on the achievement by ACE Limited of growth in GAAP book value exceeding the median growth of a specified peer group, according to a designated financial measure listed in the ACE Limited 2004 Long-Term Incentive Plan. The target awards are based on a graded vesting schedule over a 4-year period. If an installment does not vest because the initial one-year performance goal is missed, a re-measurement feature provides additional vesting opportunities based on cumulative performance over a series of extended measurement periods within the 4-year performance period. If performance measures are not achieved by the end of the 4-year performance period, related shares are forfeited. Excluded from the above table are premium awards granted in 2006 that provide the same executive officers an opportunity to earn up to an additional 50,200 shares based on the Company’s performance. The premium awards have similar vesting provisions as the target awards and performance is also measured based on the Company’s growth in GAAP book value relative to is peers. With respect to the 2006 premium awards, if cumulative performance is less than the peer group’s 65th percentile, no premium award will be earned. For performance between the 65th and 75th percentile, the premium will be interpolated between 50 percent and 100 percent of the number of actual shares earned from the target award. With respect to target awards granted prior to 2006, the performance measurement and vesting period is comparable to the 2006 target awards. The Company recognizes expense related to performance-based restricted shares based on an estimate of the restricted shares that will ultimately be earned. For the three months ended March 31, 2006, compensation expense was amortized for the 96,200 target awards but not the premium awards.

Under the provisions of FAS 123R, the recognition of deferred compensation, a contra-equity account representing the amount of unrecognized restricted stock expense that is reduced as expense is recognized, at the date restricted stock is granted is no longer permitted. Therefore, the amount of deferred compensation that had been in “Unearned stock grant compensation” was reversed to zero through “Additional paid-in capital” in the Company’s Consolidated Balance Sheet.

Restricted Stock Units

The Company’s 2004 LTIP also provides for grants of other awards, including restricted stock units. In 2006, the Company granted restricted stock units with a 4-year vesting period. Each restricted stock unit represents the Company’s obligation to deliver to the holder one share of Ordinary Shares upon vesting. Restricted stock units vest at the end of the nominal vesting period or the substantive vesting period, whichever is applicable. On February 22, 2006, the Company granted 80,120 restricted stock units with a weighted average grant date fair value of $56.40.

ESPP

The ESPP gives participating employees the right to purchase Ordinary Shares through payroll deductions during consecutive “Subscription Periods.” The ESPP has two six-month Subscription Periods that begin on January 1 and July 1 of each year. The amounts that have been deducted from participants’ during a Subscription Period are used on the “Exercise Date” to purchase full shares of Ordinary Shares. An Exercise Date is generally the last trading day of a Subscription Period. The number of shares purchased is equal to the total amount, as of the Exercise Date, that has been collected from the participants through payroll deductions for that Subscription Period, divided by the Purchase Price, rounded down to the next full share. The “Purchase Price” is 85 percent of the lower of (1) the fair market value of an Ordinary Share on the first day of the Subscription Period, or (2) the fair market value of an Ordinary Share on the Exercise Date. Participants may withdraw from an offering before the exercise date and obtain a refund of the amounts withheld through payroll deductions. Included in the Company’s stock-based compensation expense in the three months ended March 31, 2006 is a portion of the cost related to the estimated July 2006 ESPP offering.

The fair value of the July 2006 ESPP offering was estimated using a Black-Scholes option valuation model that uses the assumptions noted in the following table. The risk-free rate is based on the U.S. Treasury yield curve. Expected volatility was based on an average of historical and implied volatility.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

July 2006
Dividend yield	1.69%
Expected volatility	25%
Risk free interest rate	4.2%
Forfeiture rate	0%
Expected life	6 months

The weighted-average fair value for the Company’s ESPP rights was $12.21 for the estimated July 2006 ESPP offering.

As of March 31, 2006, unrecognized compensation expense related to the unvested portion of the Company’s Employee Stock-Based Awards was approximately $165 million and is expected to be recognized over a weighted-average period of approximately 2.56 years.

The Company generally issues shares for the exercise of stock options, for restricted stock and shares under the ESPP from un-issued reserved shares.

4. Investments

a) Gross unrealized loss

The following table summarizes, for all securities in an unrealized loss position at March 31, 2006 (including securities on loan), the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position.

	0 - 12 Months		Over 12 Months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of U.S. dollars)
U.S. Treasury and agency	$3,324	$(50.9)	$20	$(0.3)	$3,344	$(51.2)
Foreign	3,946	(54.1)	16	(0.3)	3,962	(54.4)
Corporate securities	8,001	(127.2)	17	(0.5)	8,018	(127.7)
Mortgage-backed securities	8,236	(141.7)	43	(0.7)	8,279	(142.4)
States, municipalities and political subdivisions	404	(4.7)	—	—	404	(4.7)

Total fixed maturities	23,911	(378.6)	96	(1.8)	24,007	(380.4)
Equities	499	(14.9)	—	—	499	(14.9)
Other investments	5	(2.1)	—	—	5	(2.1)

Total	$24,415	$(395.6)	$96	$(1.8)	$24,511	$(397.4)

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

b) Other- than- temporary impairments

The following table shows, for the periods indicated, the losses included in net realized gains (losses) as a result of conditions which caused the Company to conclude the decline in fair value of certain investments was “other-than-temporary”:

	Three Months Ended March 31
	2006	2005
	(in millions of U.S. dollars)
Fixed maturities	$24	$20
Equity securities	2	1
Other investments	5	—

Total	$31	$21

5. Goodwill

During the three months ended March 31, 2006, there were no significant movements in goodwill. The following table details the opening and ending balances in goodwill by segment for the three months ended March 31, 2006.

	Insurance – North American	Insurance – Overseas General	Global Reinsurance	ACE Consolidated
	(in millions of U.S. dollars)
Goodwill at beginning and end of period	$1,168	$1,170	$365	$2,703

6. Unpaid losses and loss expenses

Property and casualty

The Company establishes reserves for the estimated unpaid ultimate liability for losses and loss expenses under the terms of its policies and agreements. These reserves include estimates for both claims that have been reported and for IBNR, and include estimates of expenses associated with processing and settling these claims. The process of establishing reserves for property and casualty (P&C) claims can be complex and is subject to considerable variability as it requires the use of informed estimates and judgments. The Company’s estimates and judgments may be revised as additional experience and other data become available and are reviewed, as new or improved methodologies are developed, or as current laws change. The Company continually evaluates its estimates of reserves in light of developing information and in light of discussions and negotiations with its insureds. While the Company believes that its reserves for unpaid losses and loss expenses at March 31, 2006 are adequate, new information or trends may lead to future developments in ultimate losses and loss expenses significantly greater or less than the reserves provided. Any such revisions could result in future changes in estimates of losses or reinsurance recoverable, and would be reflected in the Company’s results of operations in the period in which the estimates are changed.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The reconciliation of unpaid losses and loss expenses for the periods indicated is as follows:

	Three Months Ended March 31
	2006	2005
	(in millions of U.S. dollars)
Gross unpaid losses and loss expenses at beginning of period	$35,055	$31,483
Reinsurance recoverable on unpaid losses	(14,597)	(13,966)

Net unpaid losses and loss expenses at beginning of period	20,458	17,517

Net losses and loss expenses incurred in respect of losses occurring in:
Current year	1,712	1,759
Prior year	(32)	30

Total	1,680	1,789

Net losses and loss expenses paid in respect of losses occurring in:
Current year	181	216
Prior year	1,002	1,019

Total	1,183	1,235

Foreign currency revaluation and other	1	—

Net unpaid losses and loss expenses at end of period	20,954	18,071
Reinsurance recoverable on unpaid losses	14,554	13,355

Gross unpaid losses and loss expenses at end of period	$35,508	$31,426

Net losses and loss expenses incurred for the three months ended March 31, 2006 and 2005 were $1.7 billion and $1.8 billion, respectively. Net losses and loss expenses incurred include $32 million of net favorable prior period development for the three months ended March 31, 2006 and $30 million of net adverse prior period development for the same period in 2005. The net favorable prior period development in the current period was the net result of several underlying favorable and adverse movements. The Insurance—North American and Insurance—Overseas General segments incurred favorable prior period development of $2 million and $39 million respectively which was partially offset by adverse development for the Global Reinsurance and Financial Services segments of $3 million and $6 million respectively.

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

Insurance – North American incurred $2 million of net favorable prior period development in the three months ended March 31, 2006, compared with net adverse development of $22 million for the same period in 2005. The prior period development for the three months ended March 31, 2006, was the net result of underlying adverse and favorable movements. The largest adverse movement was related to catastrophes from the 2005 accident year of $46 million. The most significant favorable prior period development offsetting this was $46 million due to booking of the final settlement in the quarter ended March 31, 2006, on 2005 crop year results. The prior period development for the three months ended March 31, 2005, was the net result of several

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

underlying favorable and adverse movements, the most significant of which was $19 million of adverse prior period development impacting the 2002 and 2001 accident years relating to changes in the legal and claim positions on an account that provided financial guarantee insurance to a now bankrupt facility that ran leasing pools.

Insurance – Overseas General incurred $39 million of net favorable prior period development in the three months ended March 31, 2006, compared with net adverse development of $7 million for the same period in 2005. The net prior period development for the three months ended March 31, 2006, was the net result of several underlying favorable and adverse movements, the most significant of which were:

•	Favorable prior period development of $60 million on property lines due to the favorable emergence of actual claims relative to expectations used to establish the reserves, principally related to the 2004 and 2005 accident years.

•	Adverse prior period development of $20 million on long-tail business predominantly driven by unfavorable large loss emergence in the three months ended March 31, 2006. Approximately $13 million of this movement related to ACE Global Markets business from accident years 1999 and prior, and was mainly derived from portfolios that are now in run-off.

The net prior period development for the three months ended March 31, 2005, was the net result of several underlying favorable and adverse movements. The adverse prior period development related primarily to a $41 million movement on U.S. workers compensation business across the 1995-1999 underwriting years following a review of updated bordereaux information. This was largely offset by favorable prior period development of $35 million on short-tail property and energy lines impacting the 2003 and 2004 accident years.

Global Reinsurance incurred $3 million of net adverse prior period development in the three months ended March 31, 2006 compared with no net prior development for the same period in 2005. The net prior period development for the current period was the net result of several underlying favorable and adverse movements. The largest adverse movement was related to catastrophes from the 2004 and 2005 accident years of $17 million. Favorable prior period development included $18 million on other short-tail exposures due to lower than anticipated loss emergence in the current period.

Financial Services incurred $6 million of net adverse prior period development in the three months ended March 31, 2006, compared with net adverse development of $1 million for the same period in 2005. The prior period development for the three months ended March 31, 2006 was driven by an increase in the estimate of losses arising from 2005 catastrophes on two multi-year contracts. The adverse prior period development of $6 million was the net impact of a $17 million increase in ultimate losses being partially offset by a simultaneous $11 million accrual of future deposit premiums to align premium recognition with the portion of risk already expired on these contracts.

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

	Three Months Ended March 31
	2006	2005
	(in millions of U.S. dollars)
Premiums written
Direct	$3,443	$3,322
Assumed	1,068	1,221
Ceded	(1,201)	(1,177)

Net	$3,310	$3,366

Premiums earned
Direct	$3,103	$2,959
Assumed	736	959
Ceded	(1,034)	(1,041)

Net	$2,805	$2,877

b) Reinsurance recoverable on ceded reinsurance

The composition of the Company’s reinsurance recoverable at March 31, 2006 and December 31, 2005, is as follows:

	March 31 2006	December 31 2005
	(in millions of U.S. dollars)
Reinsurance recoverable on paid losses and loss expenses	$1,331	$1,191
Provision for uncollectible reinsurance on paid losses and loss expenses	(326)	(336)
Reinsurance recoverable on future policy benefits	10	11
Reinsurance recoverable on unpaid losses and loss expenses	14,981	15,048
Provision for uncollectible reinsurance on unpaid losses and loss expenses	(427)	(451)

Net reinsurance recoverable	$15,569	$15,463

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Following is a breakdown of the Company’s reinsurance recoverable on paid losses at March 31, 2006 and December 31, 2005.

	March 31, 2006			December 31, 2005
Category	Amount	Provision	% of Total Reserve	Amount	Provision	% of Total Reserve
	(in millions of U.S. dollars)
General collections	$794	$31	3.9%	$698	$41	5.9%
Other	537	295	54.9%	493	295	59.8%

Total	$1,331	$326	24.5%	$1,191	$336	28.2%

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The presentation of income and expenses relating to GMDB and GMIB reinsurance for the periods indicated are as follows:

	Three Months Ended March 31
	2006	2005
	(in millions of U.S. dollars)
GMDB
Net premiums earned	$21	$18
Life and annuity benefits expense	$11	$8

GMIB
Net premiums earned	$23	$21
Life and annuity benefits expense	$—	$2
Realized gains (losses)	$2	$(21)

Fair Value Components
Gain (loss) recognized in income	$25	$(2)
Net cash received (disbursed)	$23	$21
Net (increase) decrease in liability	$2	$(23)

At March 31, 2006, reported liabilities for GMDB and GMIB reinsurance were $69 million and $12 million, respectively, compared with $59 million and $14 million, respectively, at December 31, 2005. The reported liability for GMIB reinsurance at March 31, 2006, and December 31, 2005, is net of the fair value adjustment of $30 million and $28 million respectively. Reported liabilities for both GMDB and GMIB reinsurance are determined using internal valuation models. Such valuations require considerable judgment and are subject to significant uncertainty. The valuation of these products is subject to fluctuations arising from, among other factors, changes in interest rates, changes in the equity markets, and changes in the allocation of the investments underlying annuitant’s account value. These models and the related assumptions are continually reviewed by management and enhanced, as appropriate, based upon improvements in modeling techniques and availability of more timely information, such as market conditions and demographics of in-force annuities.

At March 31, 2006, the Company’s net amount at risk from its GMDB and GMIB reinsurance programs was $617 million and $12 million, respectively, compared with $484 million and $14 million, respectively at December 31, 2005. For the GMDB programs, the net amount at risk is defined as the excess, if any, of the current guaranteed value over the current account value. For the GMIB programs, the net amount at risk is defined as the excess, if any, of the present value of the minimum guaranteed annuity payments over the present value of the annuity payments assumed (under the terms of the reinsurance contract) to be available to each policyholder.

8. Commitments, contingencies and guarantees

a) Other investments

The Company invests in limited partnerships with a carrying value of $187 million included in other investments. In connection with these investments, the Company has commitments that may require funding of up to $176 million over the next several years.

b) Legal proceedings

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

employment claims, regulatory activity or disputes arising from business ventures. In the opinion of ACE’s management, ACE’s ultimate liability for these matters is not likely to have a material adverse effect on ACE’s consolidated financial condition, although it is possible that the effect could be material to ACE’s consolidated results of operations for an individual reporting period.

(ii) Subpoenas

On April 26, 2006, ACE reached a settlement, with the Attorneys General of New York, Illinois and Connecticut, and the New York Department of Insurance pursuant to which ACE will pay $80 million ($66 million after tax). Of that amount, $40 million will be placed in a trust for distribution to policyholders who execute a release of any claims they may have against ACE pertaining to allegations of antitrust and related legal violations. The remaining $40 million will be paid to the Attorneys General as a penalty. ACE has received an Assurance of Discontinuance from these authorities pursuant to which no litigation be filed against ACE by them. ACE has recorded a charge of $80 million in administrative expenses in its March 31, 2006 financial statements to reflect the effects of this settlement.

ACE, its subsidiaries and affiliates have received numerous subpoenas, interrogatories, and civil investigative demands in connection with the pending investigations of insurance industry practices. These inquiries have been issued by a number of attorneys general, state departments of insurance, and state and federal regulatory authorities, including the New York Attorney General (NYAG), the Pennsylvania Department of Insurance, and the Securities and Exchange Commission (SEC). These inquiries seek information concerning underwriting practices and non-traditional or loss mitigation insurance products. ACE is cooperating and will continue to cooperate with such inquiries.

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

On February 13, 2006, plaintiffs filed motions to certify a class in the Commercial and Employee Benefits MDL cases. ACE and other defendants soon will file a brief in opposition to these motions.

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

ACE Limited and Evan Greenberg, as a former officer and director of AIG, have been named in two cases styled In re American International Group, Inc. (AIG) Derivative Litigation, both of which are shareholder derivative actions brought by AIG’s shareholders. The allegations against ACE concern the alleged bid rigging and contingent commission scheme as similarly alleged in the federal policyholder cases. Plaintiffs assert the following causes of action against ACE: breach of fiduciary duty and aiding and abetting breaches of fiduciary duties. Both of these cases are stayed until August 31, 2006.

All of these suits seek compensatory damages without specifying an amount. As a result, ACE cannot at this time estimate its potential costs related to these legal matters and accordingly no liability for compensatory damages has been established in the Consolidated Financial Statements. The three months ended March 31, 2006, includes approximately $2 million of investigation related legal expenses. As of March 31, 2006, ACE has incurred over $57 million for legal related fees since the investigation began.

9. Debt

The following table outlines the Company’s debt as of March 31, 2006 and December 31, 2005.

	March 31 2006	December 31 2005
	(in millions of U.S. dollars)
Short-term debt
ACE INA Notes due 2006	$300	$300

Long-term debt
ACE Limited Senior Notes due 2007	$500	$500
Australia Holdings due 2007	71	73
ACE US Holdings Senior Notes due 2008	250	250
ACE INA Subordinated Notes due 2009	203	200
ACE European Holdings due 2010	174	174
ACE INA Senior Notes due 2014	499	499
ACE INA Debentures due 2029	100	100
Other	15	15

	$1,812	$1,811

Trust preferred securities
ACE INA Capital Securities due 2030	$309	$309

a) Short-term debt

The Company has commercial paper programs that use revolving credit facilities as back-up facilities and provide for up to $600 million in commercial paper issuance for each of ACE Limited and ACE INA Holdings, Inc. (subject to the availability of back-up facilities, which currently total $600 million). At March 31, 2006, there was no commercial paper outstanding and short-term debt consisted of $300 million of 8.3 percent senior notes due August 2006.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10. Employee benefit plans

a) Defined benefit plans

The Company maintains non-contributory defined benefit plans that cover certain foreign employees, principally located in Europe and Asia. The Company does not provide any such plans to U.S.-based employees. The Company accounts for pension benefits using the accrual method, consistent with the requirements of FAS No. 87, “Employers’ Accounting for Pensions.” Benefits under these plans are based on employees’ years of service, and compensation during final years of service. All underlying defined benefit plans are subject to periodic actuarial valuation by qualified local actuarial firms using actuarial models in calculating the pension expense and liability for each plan. The Company funds the plans at the amount required by local tax and legal requirements of sponsoring a defined benefit retirement plan. For individual plans, an additional minimum liability is recognized to the extent the accumulated benefit obligation plus the reported prepaid asset or less the reported pension liability exceeds the fair value of plan assets.

The following table details the net periodic benefit costs recognized by component for the periods indicated.

	Three Months Ended March 31
	2006	2005
	(in millions of U.S. dollars)
Components of net periodic benefit cost
Service cost	$2	$2
Interest cost	4	5
Expected return on plan assets	(4)	(3)
Amortization of net actuarial loss	1	1

Net periodic benefit cost	$3	$5

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11. Earnings per share

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Three Months Ended March 31
	2006	2005
	(in millions of U.S. dollars, except share and per share data)
Numerator:
Net income before cumulative effect of a change in accounting principle	$485	$437
Dividends on Preferred Shares	(11)	(11)

Net income available to holders of Ordinary Shares before cumulative effect of a change in accounting principle	474	426
Cumulative effect of a change in accounting principle	4	—

Net income available to holders of Ordinary Shares	$478	$426

Denominator:
Denominator for basic earnings per share:
Weighted average shares outstanding	321,090,179	283,179,820
Denominator for diluted earnings per share:
Effect of other dilutive securities	4,636,773	4,385,550

Adjusted weighted average shares outstanding and assumed conversions	325,726,952	287,565,370

Basic earnings per share:
Earnings per share before cumulative effect of a change in accounting principle	$1.48	$1.50
Cumulative effect of a change in accounting principle	0.01	—

Earnings per share	$1.49	$1.50

Diluted earnings per share:
Earnings per share before cumulative effect of a change in accounting principle	$1.45	$1.48
Cumulative effect of a change in accounting principle	0.01	—

Earnings per share	$1.46	$1.48

12. Taxation

Under current Cayman Islands law, ACE Limited is not required to pay any taxes on its income or capital gains. If a Cayman Islands law were to be enacted that would impose taxes on income or capital gains, ACE Limited has received an undertaking from the Acting Governor in Cabinet that would exempt it from such taxation until January 2026. Under current Bermuda law, ACE Limited and its Bermuda subsidiaries are not required to pay any taxes on its income or capital gains. If a Bermuda law were to be enacted that would impose taxes on income or capital gains, ACE Limited and the Bermuda subsidiaries have received an undertaking from the Minister of Finance in Bermuda that would exempt such companies from Bermudian taxation until March 2016.

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

ACE Group Holdings and its respective subsidiaries are subject to income taxes imposed by U.S. authorities and file a consolidated U.S. tax return. Should ACE Group Holdings pay a dividend to the Company, withholding taxes would apply. Currently, however, no withholding taxes are accrued with respect to such un-remitted earnings as management has no intention of remitting these earnings. The cumulative amount that would be subject to withholding tax if distributed, as well as the determination of the associated tax liability are not practicable to compute, however, such amount would be material to the Company. Certain international operations of the Company are also subject to income taxes imposed by the jurisdictions in which they operate.

The Company is not subject to income taxation other than as stated above. There can be no assurance that there will not be changes in applicable laws, regulations or treaties, which might require the Company to change the way it operates or become subject to taxation.

The income tax provision for the periods indicated is as follows:

	Three Months Ended March 31
	2006	2005
	(in millions of U.S. dollars)
Current tax expense	$63	$64
Deferred tax expense	71	62

Provision for income taxes	$134	$126

The weighted average expected tax provision has been calculated using pre-tax accounting income (loss) in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. A reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate for the periods indicated is provided below.

	Three Months Ended March 31
	2006	2005
	(in millions of U.S. dollars)
Expected tax provision at weighted average rate	$111	$131
Permanent differences
Tax-exempt interest and DRD, net of proration	(2)	(2)
Fines and penalties	14	—
American Jobs Creation Act	—	(8)
Other	4	3
Incentive stock options	1	—
Net withholding taxes	6	2

Total provision for income taxes	$134	$126

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The components of the net deferred tax asset for the periods indicated are as follows:

	March 31 2006	December 31 2005

	(in millions of U.S. dollars)
Deferred tax assets
Loss reserve discount	$746	$734
Unearned premium reserve	143	135
Foreign tax credits	552	508
Investments	110	107
Provision for uncollectible balances	106	116
Loss carry-forwards	97	155
Other, net	77	86

Total deferred tax assets	1,831	1,841

Deferred tax liabilities
Deferred policy acquisition costs	133	117
Unrealized appreciation on investments	31	66
Un-remitted foreign earnings	309	257

Total deferred tax liabilities	473	440

Valuation allowance	87	87

Net deferred tax asset	$1,271	$1,314

The valuation allowance of $87 million at March 31, 2006 and December 31, 2005, reflects management’s assessment, based on available information, that it is more likely than not that a portion of the deferred tax asset will not be realized due to the inability of certain foreign subsidiaries to generate sufficient taxable income or the inability to utilize foreign tax credits. Adjustments to the valuation allowances are made when there is a change in management’s assessment of the amount of deferred tax asset that is realizable.

At March 31, 2006, the Company has net operating loss carry-forwards for U.S. federal income tax purposes of approximately $275 million. The net operating loss carry-forwards are available to offset future U.S. federal taxable income and, if unutilized, will expire in the year 2022. In addition, the Company has capital loss carry-forwards of $2 million which, if unutilized will expire in the year 2009, a foreign tax credit carry-forward in the amount of $80 million which, if unutilized, will expire in the years 2011-2016, and an alternative minimum tax credit carry-forward of $24 million which can be carried forward indefinitely.

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

American Jobs Creation Act of 2004

The American Jobs Creation Act (the Act) was signed into law by the President of the United States on October 22, 2004. The Act provides for the election of a special one-time tax deduction of 85 percent of certain foreign earnings that are repatriated (as defined in the Act) under a Domestic Reinvestment Plan (DRP) to its United States parent corporation in either the parent’s last tax year that began before the enactment date, or the first tax year that begins during the one-year period beginning on the date of enactment. The Act was subsequently modified by several tax technical correction provisions included in the Gulf Opportunity Zone Act of 2005. The Company will apply the provisions of the Act (as modified) to certain of its subsidiaries for the 2005 tax year.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company repatriated foreign earnings of $500 million during 2005 ($42 million during the three months ended March 31, 2005) subject to DRPs that qualify for preferential treatment under the Act. The tax benefit under the Act associated with these repatriations was $69 million in 2005 ($8 million for the three months ended March 31, 2005) and is a result of the reduction of the net deferred tax liability associated with these repatriated earnings.

13. Information provided in connection with outstanding debt of subsidiary

The following tables present condensed consolidating financial information at March 31, 2006 and December 31, 2005 and for the three months ended March 31, 2006 and 2005, for ACE Limited (the Parent Guarantor) and its “Subsidiary Issuer”, ACE INA Holdings, Inc. The Subsidiary Issuer is an indirect wholly-owned subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings. The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuer.

Condensed Consolidating Balance Sheet at March 31, 2006

(in millions of U.S. dollars)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	ACE Limited Consolidated
Assets
Investments	$63	$17,044	$16,150	$—	$33,257
Cash	31	75	292	—	398
Insurance and reinsurance balances receivable	—	2,913	829	—	3,742
Reinsurance recoverable	—	14,851	718	—	15,569
Goodwill	—	2,226	477	—	2,703
Investments in subsidiaries	12,258	—	—	(12,258)	—
Due (to) from subsidiaries and affiliates, net	394	(245)	245	(394)	—
Other assets	26	5,688	3,464	—	9,178

Total assets	$12,772	$42,552	$22,175	$(12,652)	$64,847

Liabilities
Unpaid losses and loss expenses	$—	$26,155	$9,353	$—	$35,508
Unearned premiums	—	5,026	1,528	—	6,554
Future policy benefits for life and annuity contracts	—	—	519	—	519
Short-term debt	—	300	—	—	300
Long-term debt	500	1,062	250	—	1,812
Trust preferred securities	—	309	—	—	309
Other liabilities	115	4,492	3,081	—	7,688

Total liabilities	615	37,344	14,731	—	52,690

Total shareholders’ equity	12,157	5,208	7,444	(12,652)	12,157

Total liabilities and shareholders’ equity	$12,772	$42,557	$22,175	$(12,652)	$64,847

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)	Includes ACE Limited parent company eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Balance Sheet at December 31, 2005

(in millions of U.S. dollars)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	ACE Limited Consolidated
Assets
Investments	$100	$16,448	$15,294	$—	$31,842
Cash	20	276	216	—	512
Insurance and reinsurance balances receivable	—	2,521	822	—	3,343
Reinsurance recoverable	—	14,469	994	—	15,463
Goodwill	—	2,226	477	—	2,703
Investments in subsidiaries	11,977	—	—	(11,977)	—
Due from subsidiaries and affiliates, net	389	(307)	307	(389)	—
Other assets	22	5,364	3,191	—	8,577

Total assets	$12,508	$40,997	$21,301	$(12,366)	$62,440

Liabilities
Unpaid losses and loss expenses	$—	$25,462	$9,593	$—	$35,055
Unearned premiums	—	4,427	1,457	—	5,884
Future policy benefits for life and annuity contracts	—	—	521	—	521
Short-term debt	—	300	—	—	300
Long-term debt	500	1,061	250	—	1,811
Trust preferred securities	—	309	—	—	309
Other liabilities	196	4,302	2,250	—	6,748

Total liabilities	696	35,861	14,071	—	50,628

Total shareholders’ equity	11,812	5,136	7,230	(12,366)	11,812

Total liabilities and shareholders’ equity	$12,508	$40,997	$21,301	$(12,366)	$62,440

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)	Includes ACE Limited parent company eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Operations

For the three months ended March 31, 2006

(in millions of U.S. dollars)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	ACE Limited Consolidated
Net premiums written	$—	$1,813	$1,497	$—	$3,310
Net premiums earned	—	1,574	1,231	—	2,805
Net investment income	1	189	179	—	369
Equity in earnings of subsidiaries	490	—	—	(490)	—
Net realized gains (losses)	26	9	(28)	—	7
Losses and loss expenses	—	961	719	—	1,680
Life and annuity benefits	—	2	26	—	28
Policy acquisition costs and administrative expenses	29	481	320	(11)	819
Interest expense	1	38	(1)	5	43
Other (income) expense	—	3	(11)	—	(8)
Income tax expense	2	117	15	—	134
Cumulative effect of a change in accounting principle	4	—	—	—	4

Net income	$489	$170	$314	$(484)	$489

Condensed Consolidating Statement of Operations

For the three months ended March 31, 2005

(in millions of U.S. dollars)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	ACE Limited Consolidated
Net premiums written	$—	$1,992	$1,374	$—	$3,366
Net premiums earned	—	1,678	1,199	—	2,877
Net investment income	—	142	143	—	285
Equity in earnings of subsidiaries	480	—	—	(480)	—
Net realized gains (losses)	(4)	17	(27)	—	(14)
Losses and loss expenses	—	1,073	716	—	1,789
Life and annuity benefits	—	—	35	—	35
Policy acquisition costs and administrative expenses	32	416	282	(6)	724
Interest expense	7	32	5	(2)	42
Other (income) expense	—	1	(6)	—	(5)
Income tax expense	—	104	22	—	126

Net income	$437	$211	$261	$(472)	$437

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)	Includes ACE Limited parent company eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the three months ended March 31, 2006

(in millions of U.S. dollars)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	ACE Limited Consolidated
Net cash flows from (used for) operating activities	$(33)	$549	$570	$1,086

Cash flows used for investing activities
Purchases of fixed maturities available for sale	5	(3,394)	(7,202)	(10,591)
Purchases of fixed maturities held to maturity	—	(129)	—	(129)
Purchases of equity securities	—	(85)	(83)	(168)
Sales and maturities of fixed maturities available for sale	—	2,624	6,921	9,545
Sales of equity securities	—	119	47	166
Maturities and redemptions of fixed maturities held to maturity	—	85	8	93
Net proceeds from the settlement of investment derivatives	(1)	—	12	11
Dividends received from subsidiaries	70	—	(70)	—
Other	—	19	(92)	(73)

Net cash flows from (used for) investing activities	$74	$(761)	$(459)	$(1,146)

Cash flows from (used for) financing activities
Dividends paid on Ordinary Shares	(73)	—	—	(73)
Dividends paid on Preferred Shares	(11)	—	—	(11)
Proceeds from exercise of options for Ordinary Shares	23	—	—	23
Proceeds from Ordinary Shares issued under ESPP	3	—	—	3
Advances (to) from affiliates	28	7	(35)	—

Net cash flows from (used for) financing activities	$(30)	$7	$(35)	$(58)

Effect of foreign currency rate changes on cash and cash equivalents	$—	$4	$—	$4

Net increase in cash	11	(201)	76	(114)
Cash – beginning of period	20	276	216	512

Cash – end of period	$31	$75	$292	$398

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the three months ended March 31, 2005

(in millions of U.S. dollars)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	ACE Limited Consolidated
Net cash flows from (used for) operating activities	$(12)	$715	$510	$1,213

Cash flows from (used for) investing
Purchases of fixed maturities - available for sale	24	(2,655)	(3,399)	(6,030)
Purchases of equity securities	—	(102)	(78)	(180)
Sales and maturities of fixed maturities – available for sale	—	1,919	3,130	5,049
Sales of equity securities	—	55	30	85
Net proceeds from (payments made on) the settlement of investment derivatives	(4)	—	4	—
Capitalization of subsidiaries	(100)	100	—	—
Dividends received from subsidiaries	275	—	(275)	—
Other	—	1	(31)	(30)

Net cash flows from (used for) investing activities	$195	$(682)	$(619)	$(1,106)

Cash flows from financing activities
Dividends paid on Ordinary Shares	(60)	—	—	(60)
Dividends paid on Mezzanine equity/Preferred Shares	(11)	—	—	(11)
Proceeds from short-term debt, net	—	—	1	1
Proceeds from exercise of options for Ordinary Shares	39	—	—	39
Proceeds from Ordinary Shares issued under ESPP	4	—	—	4
Advances to (from) affiliates	(127)	(24)	151	—

Net cash flows from (used for) financing activities	$(155)	$(24)	$152	$(27)

Effect of foreign currency rate changes on cash and cash equivalents	$—	$(2)	$(2)	$(4)

Net increase in cash	28	7	41	76
Cash – beginning of period	6	226	266	498

Cash – end of period	$34	$233	$307	$574

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14. Segment information

The Company operates through the following business segments: Insurance – North American, Insurance – Overseas General, Global Reinsurance, Financial Services and Life Insurance and Reinsurance. These segments distribute their products through various forms of brokers and agencies. Insurance - North American, Insurance - Overseas General and Global Reinsurance utilize direct marketing programs to reach clients. Additionally, Insurance - North American has formed internet distribution channels for some of its products. Global Reinsurance, Financial Services and Life Reinsurance have established relationships with reinsurance intermediaries.

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

The Insurance – Overseas General segment consists of ACE International (excluding its life insurance business) and the insurance operations of ACE Global Markets. ACE International includes ACE INA’s network of indigenous insurance operations, which were acquired in 1999. The segment has four regions of operations: ACE Asia Pacific, ACE Far East, ACE Latin America and the ACE European Group, (which comprises ACE Europe, ACE INA UK Limited and the insurance operations of ACE Global Markets). ACE Global Markets provides funds at Lloyd’s to support underwriting by the Lloyd’s syndicates managed by Lloyd’s managing agencies which are owned by the Company (including for segment purposes Lloyd’s operations owned by ACE Financial Services). The reinsurance operation of ACE Global Markets is included in the Global Reinsurance segment. Companies within the Insurance – Overseas General segment write a variety of insurance products including property, casualty, professional lines (D&O and E&O), marine, energy, aviation, political risk, consumer-oriented products and A&H – principally supplemental accident insurance.

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

Corporate and other includes ACE Limited and ACE INA Holdings, Inc. (Corporate) and intercompany eliminations. In addition, included in losses and loss expenses for the three months ended March 31, 2006 and 2005 are losses incurred in connection with the commutation of ceded reinsurance contracts that resulted from a differential between the consideration received from reinsurers and the related reduction of reinsurance recoverables, principally related to the time value of money. Due to the Company’s initiatives to reduce reinsurance recoverable balances and thereby encourage such commutations, losses recognized in connection with the commutation of ceded reinsurance contracts are generally not considered when assessing segment performance and accordingly, are directly allocated to Corporate. Accordingly, the effect of the related loss reserve development on net income is reported within Corporate.

For segment reporting purposes, certain items have been presented in a different manner than in the consolidated financial statements. The following tables summarize the operations by segment for the three months ended March 31, 2006 and 2005.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Statement of Operations by Segment

For the three months ended March 31, 2006

(in millions of U.S. dollars)

	Insurance – North American	Insurance - Overseas General	Global Reinsurance	Financial Services	Life Insurance and Reinsurance	Corporate and Other	ACE Consolidated
Gross premiums written	$2,212	$1,584	$604	$50	$61	$—	$4,511
Net premiums written	1,454	1,146	600	49	61	—	3,310
Net premiums earned	1,298	1,039	371	36	61	—	2,805
Losses and loss expenses	875	566	197	41	—	1	1,680
Life and annuity benefits	—	—	—	—	28	—	28
Policy acquisition costs	143	194	76	2	6	—	421
Administrative expenses	115	145	14	1	7	116	398

Underwriting income (loss)	165	134	84	(8)	20	(117)	278

Net investment income	168	85	48	35	10	23	369
Net realized gains (losses)	(6)	4	(6)	—	(8)	23	7
Interest expense	5	—	—	—	—	38	43
Other (income) expense	(1)	6	1	(14)	—	—	(8)
Income tax expense (benefit)	88	56	12	4	(1)	(25)	134
Cumulative effect of a change in accounting principle	—	—	—	—	—	4	4

Net income (loss)	$235	$161	$113	$37	$23	$(80)	$489

Statement of Operations by Segment

For the three months ended March 31, 2005

(in millions of U.S. dollars)

	Insurance – North American	Insurance - Overseas General	Global Reinsurance	Financial Services	Life Insurance and Reinsurance	Corporate and Other	ACE Consolidated
Gross premiums written	$2,150	$1,634	$536	$163	$60	$—	$4,543
Net premiums written	1,425	1,193	527	161	60	—	3,366
Net premiums earned	1,285	1,086	356	90	60	—	2,877
Losses and loss expenses	892	610	205	83	—	(1)	1,789
Life and annuity benefits	—	—	—	—	35	—	35
Policy acquisition costs	117	191	73	2	5	—	388
Administrative expenses	111	146	15	4	4	56	336

Underwriting income (loss)	165	139	63	1	16	(55)	329

Net investment income	131	74	39	32	9	—	285
Net realized gains (losses)	(11)	18	(6)	6	(16)	(5)	(14)
Interest expense	5	—	1	—	—	36	42
Other (income) expense	—	6	1	(12)	—	—	(5)
Income tax expense (benefit)	80	52	9	6	—	(21)	126

Net income (loss)	$200	$173	$85	$45	$9	$(75)	$437

Underwriting assets for property and casualty and financial services are reviewed in total by management for purposes of decision-making. The Company does not allocate assets to its segments. Assets are specifically identified for the life reinsurance operations and corporate holding companies, including ACE Limited and ACE INA Holdings.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the identifiable assets at March 31, 2006 and December 31, 2005.

	March 31	December 31
	2006	2005
	(in millions of U.S. dollars)
Life reinsurance	$806	$764
Corporate	2,150	2,172
All other	61,891	59,504

Total assets	$64,847	$62,440

The following tables summarize the net premiums earned of each segment by product offering for the periods indicated.

	Property & Casualty	Life & Personal Accident	Financial Solutions	ACE Consolidated
	(in millions of U.S. dollars)
Three Months Ended March 31, 2006
Insurance – North American	$1,249	$49	$—	$1,298
Insurance – Overseas General	752	287	—	1,039
Global Reinsurance	371	—	—	371
Financial Services	—	—	36	36
Life Insurance and Reinsurance	—	61	—	61

	$2,372	$397	$36	$2,805

Three Months Ended March 31, 2005
Insurance – North American	$1,238	$47	$—	$1,285
Insurance – Overseas General	834	252	—	1,086
Global Reinsurance	356	—	—	356
Financial Services	—	—	90	90
Life Insurance and Reinsurance	—	60	—	60

	$2,428	$359	$90	$2,877

The following table summarizes the Company’s gross premiums written by geographic region for the periods indicated. Allocations have been made on the basis of location of risk.

Three Months Ended	North America	Europe	Australia & New Zealand	Asia Pacific	Latin America
March 31, 2006	60%	27%	2%	7%	4%
March 31, 2005	58%	28%	2%	7%	5%

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations, financial condition, and liquidity and capital resources as of and for the three months ended March 31, 2006. Our results of operations and cash flows for any interim period are not necessarily indicative of our results for the full year. This discussion should be read in conjunction with our Consolidated Financial Statements and related notes and our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2005.

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Any written or oral statements made by us or on our behalf may include forward-looking statements that reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks, uncertainties and assumptions about our business that could cause actual results to differ materially from such statements. These risks, uncertainties and assumptions (which are described in more detail elsewhere herein and in other documents we file with the Securities and Exchange Commission (SEC)) include but are not limited to:

•	losses arising out of natural or man-made catastrophes such as hurricanes, typhoons, earthquakes, floods or terrorism which could be affected by:

•	the number of insureds and ceding companies affected,

•	the amount and timing of losses actually incurred and reported by insureds,

•	the impact of these losses on our reinsurers, and the amount and timing of reinsurance recoverables actually received,

•	the cost of building materials and labor to reconstruct properties following a catastrophic event, and

•	complex coverage and regulatory issues such as whether losses occurred from storm surge or flooding and related lawsuits;

•	actions that rating agencies may take from time to time, such as changes in our claims-paying ability, financial strength or credit ratings or placing these ratings on credit watch negative or the equivalent;

•	global political conditions, the occurrence of any terrorist attacks, including any nuclear, biological or chemical events, or the outbreak and effects of war, and possible business disruption or economic contraction that may result from such events;

•	the ability to collect reinsurance recoverables, credit developments of reinsurers, and any delays with respect thereto and changes in the cost, quality or availability of reinsurance;

•	the occurrence of catastrophic events or other insured or reinsured events with a frequency or severity exceeding our estimates;

•	actual loss experience from insured or reinsured events and the timing of claim payments;

•	the uncertainties of the loss-reserving and claims-settlement processes, including the difficulties associated with assessing environmental damage and asbestos-related latent injuries, the impact of aggregate-policy-coverage limits, and the impact of bankruptcy protection sought by various asbestos producers and other related businesses and the timing of loss payments;

•	judicial decisions and rulings, new theories of liability, legal tactics, and settlement terms;

•	the effects of public company bankruptcies and/or accounting restatements, as well as disclosures by and investigations of public companies relating to possible accounting irregularities, and other corporate governance issues, including the effects of such events on:

•	the capital markets;

•	the markets for directors and officers and errors and omissions insurance; and

•	claims and litigation arising out of such disclosures or practices by other companies;

•	uncertainties relating to governmental, legislative and regulatory policies, developments, actions, investigations and treaties, which, among other things, could subject us to insurance regulation or taxation in additional jurisdictions or affect our current operations;

•	the actual amount of new and renewal business, market acceptance of our products, and risks associated with the introduction of new products and services and entering new markets, including regulatory constraints on exit strategies;

•	the competitive environment in which we operate, including trends in pricing or in policy terms and conditions, which may differ from our projections and changes in market conditions that could render our business strategies ineffective or obsolete;

•	developments in global financial markets, including changes in interest rates, stock markets and other financial markets, and foreign currency exchange rate fluctuations, which could affect our statement of operations, investment portfolio and financing plans;

•	the potential impact from government-mandated insurance coverage for acts of terrorism;

•	the availability of borrowings and letters of credit under our credit facilities;

•	changes in the distribution or placement of risks due to increased consolidation of insurance and reinsurance brokers;

•	material differences between actual and expected assessments for guaranty funds and mandatory pooling arrangements;

•	the effects of investigations into market practices in the property and casualty (P&C) industry;

•	changing rates of inflation and other economic conditions;

•	the amount of dividends received from subsidiaries;

•	loss of the services of any of our executive officers without suitable replacements being recruited in a reasonable time frame;

•	the ability of technology to perform as anticipated; and

•	management’s response to these factors.

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

ACE is organized along a profit center structure that does not necessarily correspond to corporate legal entities. Profit centers can access various legal entities, subject to licensing and other regulatory rules. Profit centers are expected to generate an underwriting income and appropriate risk-adjusted returns. This corporate structure has facilitated the development of management talent by giving each profit center’s senior management team the necessary autonomy to make operating decisions and create products and coverages needed by its target customer base. ACE is an underwriting company and senior management is focused on delivering underwriting income on a consistent basis. We strive to achieve underwriting income by only writing policies which we believe adequately compensate us for the risk we accept. We do not believe in sacrificing underwriting income for growth. Distinction in service is an additional area of focus and a means to set ACE apart from its competition.

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

Insurance Industry Investigations and Related Matters

On April 26, 2006, ACE reached a settlement, with the Attorneys General of New York, Illinois and Connecticut, and the New York Department of Insurance pursuant to which ACE will pay $80 million ($66 million after tax). Of that amount, $40 million will be placed in a trust for distribution to policyholders who execute a release of any claims they may have against ACE pertaining to allegations of antitrust and related legal violations. The remaining $40 million will be paid to the Attorneys General as a penalty. ACE has received an Assurance of Discontinuance from these authorities pursuant to which no litigation be filed against ACE by them. ACE has recorded a charge of $80 million in administrative expenses in its March 31, 2006, financial statements to reflect the effects of this settlement.

More information on the insurance industry investigations and related matters is set forth in Note 8 b) of our Consolidated Financial Statements.

Stock-Based Compensation

We have share-based compensation plans which currently provide for awards of stock options, restricted stock and restricted stock units to our employees and members of our Board of Directors. In December 2004, the FASB issued FAS 123 (Revised) Share-Based Payment (FAS 123R) which is a revision of FAS 123 that supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). FAS 123R requires all companies to measure and record compensation cost for all share-based payment awards (including employee stock options) at grant-date fair value. We adopted FAS 123R effective January 1, 2006. Prior to the adoption of FAS 123R, we accounted for our share-based compensation plans in accordance with APB 25. In accordance with APB 25, we did not recognize compensation expense for employee stock options in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying Ordinary Shares on the date of the grant. In addition, we did not recognize expenses related to our employee stock purchase plan (ESPP). Upon adopting FAS 123R on January 1, 2006, we were required to expense employee stock options and expenses related to our ESPP. Prior to the adoption of FAS 123R, forfeitures were recognized as they occurred. Upon adopting FAS 123R, an estimate of future forfeitures is incorporated into the determination of compensation cost for both restricted stock grants and stock options. At January 1, 2006, the cumulative effect of this change in accounting principle is $4 million net of tax. This effect relates to the recognition of expected forfeitures on restricted stock grants that are not vested as of January 1, 2006.

For the three months ended March 31, 2006, the adoption of FAS 123R resulted in incremental stock-based compensation expense, for the cost of stock options and the ESPP, of $4 million before and after tax ($0.01 per basic and diluted share) that would not have otherwise been recognized. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected term of stock options and the expected volatility of our stock. In addition, judgment is required in estimating the amount of stock-based awards that are expected to be forfeited. See Note 3 of our Consolidated Financial Statements for additional information.

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

We believe our accounting policies for these items are of critical importance to our Consolidated Financial Statements. More information regarding our critical accounting estimates is included in the section entitled “Critical Accounting Estimates” in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2005.

Results of Operations – Three Months Ended March 31, 2006 and 2005

The discussions that follow include tables, which show both our consolidated and segment operating results for the three months ended March 31, 2006 and 2005. In presenting our segment operating results, we have discussed our performance with reference to underwriting results, which is a non-GAAP measure. We consider this measure, which may be defined differently by other companies, to be important in understanding our overall results of operations. Underwriting results are calculated by subtracting losses and loss expenses, life and annuity benefits, policy acquisition costs and administrative expenses from net premiums earned. We use underwriting results and operating ratios to monitor the results of our operations without the impact of certain factors, including net investment income, other (income) expense, interest expense, income tax expense and net realized gains (losses). We believe the use of these measures enhances the understanding of our results of operations by highlighting the underlying profitability of our insurance business. Underwriting results should not be viewed as a substitute for measures determined in accordance with GAAP.

Consolidated Operating Results

	Three Months Ended March 31
	2006	2005
	(in millions of U.S. dollars)
Net premiums written	$3,310	$3,366
Net premiums earned	2,805	2,877
Net investment income	369	285
Net realized gains (losses)	7	(14)

Total revenues	$3,181	$3,148

Losses and loss expenses	1,680	1,789
Life and annuity benefits	28	35
Policy acquisition costs	421	388
Administrative expenses	398	336
Interest expense	43	42
Other income	(8)	(5)

Total expenses	$2,562	$2,585

Income before income tax	619	563
Income tax expense	134	126
Cumulative effect of a change in accounting principle	4	—

Net income	$489	$437

Net premiums written, which reflect the premiums we retain after purchasing reinsurance protection, decreased two percent in the quarter ended March 31, 2006, compared with the same quarter in 2005. Our P&C business (which excludes our Life and Financial Services segments) increased two percent. This increase was primarily driven by strong production in the Global Reinsurance segment’s U.S. P&C reinsurance business, partially offset by a decline in net premiums written at ACE International.

ACE conducts business internationally and in most major foreign currencies. The following table summarizes the approximate effect of changes in foreign currency exchange rates on the growth of P&C net premiums written and earned for the period indicated.

Three Months Ended March 31 2006
Net premiums written:
Growth in original currency	3.9%
Foreign exchange effect	(2.2)%

Growth as reported in U.S. dollars	1.7%

Net premiums earned:
Growth in original currency	1.1%
Foreign exchange effect	(1.8)%

Growth as reported in U.S. dollars	(0.7)%

The following table provides a consolidated breakdown of net premiums earned by line of business for the periods indicated.

	Three Months Ended March 31
	2006	% of total	2005	% of Total
	(in millions of U.S. dollars)
Property and all other	$743	27%	$817	29%
Casualty	1,629	58%	1,611	56%
Personal accident (A&H)	336	12%	299	10%

Total P&C	2,708	97%	2,727	95%
Life Insurance and Reinsurance	61	2%	60	2%
Financial Services	36	1%	90	3%

Net premiums earned	$2,805	100%	$2,877	100%

Net premiums earned reflect the portion of net premiums written that were recorded as revenues for the period as the exposure period expires. Our P&C business reported stable net premiums earned in the quarter ended March 31, 2006, compared with the same quarter in 2005. Our Financial Services business reported a decrease in net premiums earned of 60 percent in the quarter ended March 31, 2006, compared with the same quarter in 2005. This reflects a decrease in this segment’s underwriting opportunities in some lines of business and the non-renewal of certain accounts.

Net investment income increased 29 percent in the quarter ended March 31, 2006, compared with the same quarter in 2005. The increase in net investment income was primarily due to positive operating cash flows and proceeds from our public offering in October 2005, which have resulted in a higher overall average invested asset base.

In evaluating our P&C and Financial Services businesses, we use the combined ratio, the loss and loss expense ratio, the policy acquisition cost ratio and the administrative expense ratio. We calculate these ratios by dividing the respective expense amounts by net premiums earned. We do not calculate these ratios for the life business as we do not use these measures to monitor or manage that business. The combined ratio is determined by adding the loss and loss expense ratio, the policy acquisition cost ratio and the administrative expense ratio. A combined ratio under 100 percent indicates underwriting income, and a combined ratio exceeding 100 percent indicates underwriting losses.

The following table shows our consolidated loss and loss expense ratio, policy acquisition cost ratio, administrative expense ratio and combined ratio for the periods indicated.

	Three Months Ended March 31
	2006	2005
Loss and loss expense ratio	61.2%	63.5%
Policy acquisition cost ratio	15.2%	13.6%
Administrative expense ratio	14.2%	11.8%
Combined ratio	90.6%	88.9%

Our loss and loss expense ratio decreased in the quarter ended March 31, 2006, compared with the same quarter in 2005, primarily due to net favorable prior period development. The following table shows the impact of catastrophe losses and prior period development on our loss and loss expense ratio for the periods indicated.

	Three Months Ended March 31
	2006	2005
Loss and loss expense ratio, as reported	61.2%	63.5%
Catastrophe losses	(0.1)%	(0.1)%
Prior period development	1.2%	(1.1)%

Loss and loss expense ratio, adjusted	62.3%	62.3%

We experienced net catastrophe losses of $3 million in each of the quarters ended March 31, 2006 and 2005.

Prior period development arises from changes to loss estimates recognized in the current year that relate to loss reserves first reported in previous calendar years and excludes the effect of losses from the development of earned premium from previous accident years. For purposes of analysis and disclosure, management views prior period development to be changes in the nominal value of loss estimates from period to period and excludes changes in loss estimates that do not arise from the emergence of claims, such as those related to uncollectible reinsurance, interest, or foreign currency. Accordingly, specific items excluded from prior period development include the following: gains/losses related to foreign currency translation that affect both the valuation of unpaid losses and loss expenses and losses incurred; losses recognized from the early termination or commutation of reinsurance agreements that principally relate to the time value of money; changes in the value of reinsurance business assumed reflected in losses incurred but principally related to the time value of money and losses that arise from changes in estimates of earned premiums from prior accident years. We experienced $32 million of net favorable prior period development in the quarter ended March 31, 2006, compared with net adverse prior period development of $30 million in the same quarter in 2005. The favorable prior period development in the quarter ended March 31, 2006 was the net result of several underlying favorable and adverse movements. Amongst these movements was net adverse development of $64 million ($49 million after tax) on catastrophe losses primarily arising from 2005 hurricanes. Due to the magnitude and nature of these events, the process of estimating and reserving for the associated losses is centrally managed. In the following sections, the other prior period movements within each reporting segment are discussed in more detail.

Our policy acquisition costs include commissions, premium taxes, underwriting and other costs that vary with, and are primarily related to, the production of premium. Policy acquisition costs ratio increased primarily due to changes in business mix. Administrative expenses include all other operating costs. For the quarter ended March 31, 2006, administrative expenses include $80 million related to the settlement with certain governmental agencies from their investigations of various insurance industry business practices. Administrative expenses for the quarter ended March 31, 2006, also include $2 million of legal fees in connection with the investigations compared with $30 million in the same quarter for 2005. Our administrative expense ratio increased primarily as a result of the settlement.

Our effective tax rate on net income, which we calculate as income tax expense divided by income before income tax, was 21 percent in the quarter ended March 31, 2006 compared with 22 percent in the same quarter in 2005. A higher proportion of our net income for the quarter ended March 31, 2006, was earned in lower-tax paying jurisdictions while the quarter ended March 31, 2005, included an $8 million tax benefit related to the American Jobs Creation Act. Refer to “American Jobs Creation Act of 2004” for more information.

Segment Operating Results – Three Months Ended March 31, 2006 and 2005

Our business consists of five segments: Insurance - North American, Insurance - Overseas General, Global Reinsurance, Financial Services and Life Insurance and Reinsurance. Our Annual Report on Form 10-K for the year ended December 31, 2005, includes more information on each of our segments in the section entitled, “Segment Information”, under Item 1.

Insurance - North American

The Insurance – North American segment comprises our P&C operations in the U.S., Canada and Bermuda. This segment includes the operations of ACE USA (including ACE Canada), ACE Westchester Specialty and ACE Bermuda.

ACE USA operates through several insurance companies using a network of offices throughout the U.S. and Canada. These operations provide a broad range of P&C insurance and reinsurance products to a diverse group of commercial and non-commercial enterprises and consumers. These products include excess liability, excess property, workers’ compensation, general liability, automobile liability, professional lines (D&O and errors and omissions (E&O)), aerospace, accident and health (A&H) coverages as well as claims and risk management products and services. The operations of ACE USA also include run-off operations, which include Brandywine Holdings Corporation (Brandywine), Commercial Insurance Services (CIS), residual market workers’ compensation business, pools and syndicates not attributable to a single business group, the run-off of open market facilities and other smaller exited lines of business. Run-off operations do not actively sell insurance products, but are responsible for the management of existing policies and related claims. The Brandywine run-off operation was created in 1996 (prior to our acquisition of ACE INA) by the restructuring of ACE INA’s U.S. operations into two separate operations, ongoing and run-off. ACE Westchester Specialty and Brandywine contain substantially all of ACE’s asbestos and environmental (A&E) exposures, some of which has been assumed from affiliates through reinsurance. Brandywine also contains various other run-off insurance and reinsurance businesses. Refer to the section entitled “Asbestos and Environmental and Other Run-Off Liabilities” for more information.

ACE Westchester Specialty is U.S. based and specializes in the wholesale distribution of property, inland marine, and casualty products. ACE Westchester Specialty also provides coverage for agriculture business and specialty programs through its Program division, writing a variety of commercial coverages through program agents, including sports/leisure activities, farm and crop/hail insurance.

ACE Bermuda provides commercial insurance products to a global client base, covering risks that are generally low in frequency and high in severity. ACE Bermuda’s principal lines of business are excess liability, professional lines, excess property and political risk, the latter being written on a subscription basis by Sovereign Risk Insurance Ltd. (Sovereign), a managing agent. Effective February 1, 2006, ACE Bermuda assumed 100 percent of the political risk business written by Sovereign (previously we assumed 50 percent of this business) and purchased reinsurance protection to maintain our net exposure at previous levels.

	Three Months Ended March 31
	2006	2005
	(in millions of U.S. dollars)
Net premiums written	$1,454	$1,425
Net premiums earned	1,298	1,285
Losses and loss expenses	875	892
Policy acquisition costs	143	117
Administrative expenses	115	111

Underwriting income	$165	$165

Net investment income	168	131
Net realized gains (losses)	(6)	(11)
Interest expense	5	5
Other (income) expense	(1)	—
Income tax expense	88	80

Net income	$235	$200

Loss and loss expense ratio	67.4%	69.4%
Policy acquisition cost ratio	11.0%	9.1%
Administrative expense ratio	8.9%	8.6%
Combined ratio	87.3%	87.1%

Net premiums written for the Insurance – North American segment increased two percent in the quarter ended March 31, 2006, compared with the same quarter in 2005. This increase was primarily driven by ACE USA’s risk management, commercial property and workers’ compensation businesses, partially offset by lower net premiums written for ACE Westchester Specialty and ACE Bermuda. ACE Westchester Specialty experienced lower production in its property and crop businesses, partially offset by growth in casualty, particularly professional risk business, and inland marine products. With respect to ACE Westchester Specialty’s crop business, during the first quarter of each year the previous crop-year is settled, based on actual experience - the increase to net premiums written was lower in 2006 compared with 2005. ACE Bermuda’s net premiums written decreased primarily due to a decline in production of excess liability and professional lines and lower retention of excess property gross premiums written.

The following two tables provide a line of business and entity/divisional breakdown of Insurance – North American’s net premiums earned for the periods indicated.

	Three Months Ended March 31
	2006	% of total	2005	% of total
	(in millions of U.S. dollars)
Property and all other	$267	20%	$320	25%
Casualty	982	76%	918	71%
Personal accident (A&H)	49	4%	47	4%

Net premiums earned	$1,298	100%	$1,285	100%

	Three Months Ended March 31
	2006	2005
	(in millions of U.S. dollars)
ACE USA	$885	$848
ACE Westchester Specialty	318	332
ACE Bermuda	95	105

Net premiums earned	$1,298	$1,285

ACE USA’s net premiums earned increased four percent in the quarter ended March 31, 2006, compared with the same quarter in 2005. The increase was primarily driven by its ACE Comp Group which has experienced several quarters of production growth in workers’ compensation coverage offered to small and middle market clients. ACE USA’s professional liability, medical liability and risk management businesses also contributed to the increase in net premiums earned. Partially offsetting these increases were declines at ACE International & Specialty which experienced lower net premiums earned in its aerospace, property and recreational marine lines.

ACE Westchester Specialty’s net premiums earned decreased four percent in the quarter ended March 31, 2006, compared with the same quarter in 2005, primarily due to the decrease in production in property and crop business, partially offset by growth in casualty business (primarily professional risk), particularly in the latter part of 2005.

ACE Bermuda’s net premiums earned decreased 10 percent in the quarter ended March 31, 2006, compared with the same quarter in 2005, primarily due to a decline in excess property and professional lines production. ACE Bermuda has been experiencing several quarters of unfavorable market conditions for excess property business and strong competition in the professional lines.

Insurance – North American’s loss and loss expense ratio decreased in the quarter ended March 31, 2006, compared with the same quarter in 2005. The following table shows the impact of prior period development on our loss and loss expense ratio for the periods indicated.

	Three Months Ended March 31
	2006	2005
Loss and loss expense ratio, as reported	67.4%	69.4%
Prior period development	0.1%	(1.7)%

Loss and loss expense ratio, adjusted	67.5%	67.7%

Insurance – North American experienced $2 million of net favorable prior period development in the quarter ended March 31, 2006, representing less than 0.1 percent of the segment’s net unpaid loss and loss expense reserves at January 1, 2006. This compares with net adverse development of $22 million for the same quarter in 2005, representing 0.2 percent of the segment’s net unpaid loss and loss expense reserves at January 1, 2005. The prior period development for the quarter ended March 31, 2006 was the net result of underlying adverse and favorable movements. The largest adverse movement was related to catastrophes from the 2005 accident year of $46 million. The most significant favorable prior period development offsetting this was $46 million due to booking of the final settlement in the quarter ended March 31, 2006, on 2005 crop year results. The loss and loss expense ratio for the quarter ended March 31, 2005, was negatively impacted by net adverse prior period development of $22 million, representing 0.2 percent of the segment’s net unpaid loss and loss expense reserves at January 1, 2005. The prior period development for the quarter ended March 31, 2005, was the net result of several underlying favorable and adverse movements, the most significant of which was $19 million of adverse prior period development impacting the 2002 and 2001 accident years relating to changes in the legal and claim positions on an account that provided financial guarantee insurance to a now bankrupt facility that ran leasing pools.

Insurance – North American’s policy acquisition cost ratio increased in the quarter ended March 31, 2006, compared with the same quarter in 2005, primarily due to higher acquisition costs on ACE Westchester Specialty’s crop business, reflecting more profitable crop results which required a higher profit share commission expense. This was partially offset by lower commission costs on ACE Bermuda’s professional lines. Administrative expenses increased primarily as a result of higher costs to support business growth at ACE USA and increased expenses at ACE Bermuda, including costs associated with the consolidating of Sovereign into our financial statements for the first time. Increases in administrative expenses were partially offset by a decrease in incentive compensation at ACE USA and Westchester Specialty.

Insurance - Overseas General

The Insurance – Overseas General segment consists of ACE International, which comprises our network of indigenous insurance operations, and the insurance operations of ACE Global Markets. This segment has four regions of operations: ACE Asia Pacific, ACE Far East, ACE Latin America and the ACE European Group, which is comprised of ACE Europe and ACE Global Markets branded business.

ACE International provides insurance coverage on a worldwide basis with operations that are organized geographically along product lines to provide dedicated underwriting focus to customers. Its international organization offers capacity and technical expertise in underwriting and servicing clients from large and complex risks to general market customer segments as well as individual coverages in selected markets. Property insurance products include traditional commercial fire coverage as well as energy industry-related and other technical coverages. Principal casualty products are commercial general liability and liability coverage for multi-national organizations. Through its professional lines, ACE International provides D&O and professional indemnity coverages for medium to large clients. Marine cargo and hull coverages are written in the London market as well as in marine markets throughout the world. The A&H insurance operations provide products that are designed to meet the insurance needs of individuals and groups outside of U.S. insurance markets. These products include, but are not limited to, accidental death, medical, and hospital indemnity and income protection coverages. ACE International’s personal lines operations provide specialty products and services designed to meet the needs of specific target markets and include, but are not limited to, warranty, auto, homeowners and personal liability.

ACE Global Markets comprises our insurance operations within ACE European Group Limited (AEGL) and at Lloyd’s via Syndicate 2488. ACE provides funds at Lloyd’s to support underwriting by Syndicate 2488, which is managed by ACE Underwriting Agencies Limited. ACE Global Markets is an established lead underwriter on a significant portion of the risks underwritten, particularly within the aviation and marine lines of business, and hence is able to set the policy terms and conditions of many of the policies written. Its main lines of business include aviation, property, energy, professional lines, marine, political risk and A&H.

	Three Months Ended March 31
	2006	2005
	(in millions of U.S. dollars)
Net premiums written	$1,146	$1,193
Net premiums earned	1,039	1,086
Losses and loss expenses	566	610
Policy acquisition costs	194	191
Administrative expenses	145	146

Underwriting income	$134	$139

Net investment income	85	74
Net realized gains (losses)	4	18
Other (income) expense	6	6
Income tax expense	56	52

Net income	$161	$173

Loss and loss expense ratio	54.5%	56.2%
Policy acquisition cost ratio	18.7%	17.6%
Administrative expense ratio	13.9%	13.4%
Combined ratio	87.1%	87.2%

Insurance – Overseas General’s net premiums written decreased four percent in the quarter ended March 31, 2006, compared with the same quarter in 2005. This decrease was primarily due to the strengthening of the U.S. dollar against major currencies, which offset modest gains in production.

The following two tables provide a line of business and entity/divisional breakdown of Insurance – Overseas General’s net premiums earned for the periods indicated.

	Three Months Ended March 31
	2006	% of total	2005	% of total
	(in millions of U.S. dollars)
Property and all other	$304	29%	$344	32%
Casualty	448	43%	490	45%
Personal accident (A&H)	287	28%	252	23%

Net premiums earned	$1,039	100%	$1,086	100%

	Three Months Ended March 31
	2006	2005
	(in millions of U.S. dollars)
ACE Europe	$420	$475
ACE Asia Pacific	148	132
ACE Far East	91	99
ACE Latin America	124	102

ACE International	783	808
ACE Global Markets	256	278

Net premiums earned	$1,039	$1,086

Insurance – Overseas General reported a four percent decrease in net premiums earned in the quarter ended March 31, 2006, compared with the same quarter in 2005. This decrease was primarily related to a decline in 2005 gross premiums written and retained at ACE Global Markets combined with the unfavorable foreign exchange impact on the segment.

ACE International’s net premiums earned decreased three percent in the quarter ended March 31, 2006, compared with the same quarter in 2005. Generally, in the U.K. and Europe, rates for P&C business decreased slightly in the current quarter while A&H was generally stable. Rates, terms and conditions have yet to gain any significant upward momentum in Europe. A&H continued to provide ACE International with growth opportunities during the quarter as ACE Asia Pacific and ACE Latin America both reported growth in this business driven by the continued success of unique and innovative distribution channels. ACE Far East reported modest increases in P&C and A&H net premiums earned, offset by the unfavorable foreign exchange impact. ACE Global Markets net premiums earned decreased eight percent in the quarter ended March 31, 2006, compared with the same quarter in 2005.

Insurance – Overseas General conducts business internationally and in most major foreign currencies. The following table summarizes the approximate effect of changes in foreign currency exchange rates on the growth of net premiums written and earned for the period indicated.

Three Months Ended March 31 2006
Net premiums written:
Growth in original currency	1.7%
Foreign exchange effect	(5.6)%

Growth as reported in U.S. dollars	(3.9)%

Net premiums earned:
Growth in original currency	0.1%
Foreign exchange effect	(4.3)%

Growth as reported in U.S. dollars	(4.2)%

Insurance – Overseas General’s loss and loss expense ratio decreased in the quarter ended March 31, 2006, compared with the same quarter in 2005. The following table shows the impact of prior period development on our loss and loss expense ratio for the periods indicated.

	Three Months Ended March 31
	2006	2005
Loss and loss expense ratio, as reported	54.5%	56.2%
Prior period development	3.8%	(0.6)%

Loss and loss expense ratio, adjusted	58.3%	55.6%

Insurance – Overseas General experienced $39 million of net favorable prior period development in the quarter ended March 31, 2006, representing 0.8 percent of the segment’s net unpaid loss and loss expense reserves at January 1, 2006. This compares with net adverse development of $7 million for the same quarter in 2005, representing 0.1 percent of the segment’s net unpaid loss and loss expense reserves at January 1, 2005. The remaining increase in the loss and loss expense ratio was primarily due to unfavorable current accident year experience at ACE Global Markets in the quarter ended March 31, 2006, compared with the same quarter in 2005. The net prior period development for the quarter ended March 31, 2006, was the net result of several underlying favorable and adverse movements, the most significant of which were:

•	Favorable prior period development of $60 million on property lines due to the favorable emergence of actual claims relative to expectations used to establish the reserves, principally related to the 2004 and 2005 accident years.

•	Adverse prior period development of $20 million on long-tail business predominantly driven by unfavorable large loss emergence in the quarter. Approximately $13 million of this movement related to ACE Global Markets business from accident years 1999 and prior, and was mainly derived from portfolios that are now in run-off.

The net prior period development for the quarter ended March 31, 2005, was the net result of several underlying favorable and adverse movements. The adverse prior period development related primarily to a $41 million movement on U.S. workers’ compensation business across the 1995-1999 underwriting years following a review of updated bordereaux information. This was largely offset by favorable prior period development of $35 million on short-tail property and energy lines impacting the 2003 and 2004 accident years.

Insurance – Overseas General’s policy acquisition cost ratio increased in the quarter ended March 31, 2006, compared with the same quarter in 2005, primarily due to changes in business mix at ACE International (increase in A&H, which typically attracts higher commission rates than other business, particularly in Latin America). This increasing impact on the segment’s policy acquisition cost ratio was partially offset by changes in business mix at ACE Global Markets (increased aviation writings which typically attract lower commission rates than other business) and the impact of a change in estimate relating to deferred costs. During the first quarter of 2006, Insurance - Overseas General completed a study of revenues derived from historical direct-response marketing campaigns related to personal accident business. Beginning January 1, 2006, we revised the amortization schedule for deferred costs arising from direct-response marketing campaigns to be consistent with the findings of the study. As a result of this change in estimate, the average amortization period has been lengthened from 3 years to 5 years. For the quarter ended March 31, 2006, with respect to marketing campaigns that had been completed prior to January 1, 2006, the lengthening of the average amortization period resulted in a reduction of amortization expense of approximately $11 million relative to previous amortization schedules. A similar benefit is anticipated for each of the next three quarters of 2006.

Insurance – Overseas General’s administrative expense ratio increased in the quarter ended March 31, 2006, compared with the same quarter in 2005, due to the decrease in net premiums earned. Administrative expenses decreased as ACE International’s increases in costs associated with staff additions and infrastructure enhancements were offset by a decline in Lloyd’s costs as a result of our reduced capacity (and associated levies) through Syndicate 2488 and the favorable impact of a relatively stronger U.S. dollar.

Global Reinsurance

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

ACE Tempest Re Europe provides treaty reinsurance of P&C business of insurance companies worldwide, with emphasis on non-U.S. and London market risks. ACE Tempest Re Europe offers clients coverage through three divisions: Lloyd’s Syndicate 2488 in London, ACE Tempest Re Europe (London), and ACE Tempest Re Europe (Zurich, formerly Dublin). These divisions write all lines of traditional and specialty property, casualty, marine, aviation, and medical malpractice reinsurance.

	Three Months Ended March 31
	2006	2005
	(in millions of U.S. dollars)
Net premiums written	$600	$527
Net premiums earned	371	356
Losses and loss expenses	197	205
Policy acquisition costs	76	73
Administrative expenses	14	15

Underwriting income (loss)	$84	$63

Net investment income	48	39
Net realized gains (losses)	(6)	(6)
Interest expense	—	1
Other (income) expense	1	1
Income tax expense	12	9

Net income	$113	$85

Loss and loss expense ratio	53.0%	57.6%
Policy acquisition cost ratio	20.4%	20.5%
Administrative expense ratio	3.9%	4.3%
Combined ratio	77.3%	82.4%

Global Reinsurance’s net premiums written increased 14 percent in the quarter ended March 31, 2006, compared with the same quarter in 2005, primarily driven by rate increases on property catastrophe business at ACE Tempest Re Bermuda and growth in net premiums written at ACE Tempest Re USA. With respect to ACE Tempest Re USA, the increased net premiums written were primarily related to higher estimated premium accruals on quota share business for the first quarter of 2006 relative to the first quarter of 2005. Pursuant to an internal study that analyzed and compared the timing of actual reported premiums to related accruals, the actual proportion of quota share premiums related to policies attaching in the first quarter of an effective period is higher than previous estimates.

The following two tables provide a line of business and entity/divisional breakdown of Global Reinsurance’s net premiums earned for the periods indicated.

	Three Months Ended March 31
	2006	% of total	2005	% of total
	(in millions of U.S. dollars)
Property and all other	$87	23%	$86	24%
Casualty	199	54%	203	57%
Property catastrophe	85	23%	67	19%

Net premiums earned	$371	100%	$356	100%

	Three Months Ended March 31
	2006	2005
	(in millions of U.S. dollars)
ACE Tempest Re Europe	$70	$76
ACE Tempest Re USA	215	212
ACE Tempest Re Bermuda	86	68

Net premiums earned	$371	$356

Global Reinsurance’s net premiums earned increased four percent in the quarter ended March 31, 2006, compared with the same quarter in 2005. ACE Tempest Re Europe reported an eight percent decrease in net premiums earned primarily due to lower property catastrophe and casualty production. ACE Tempest Re USA’s net premiums earned increased one percent primarily due to increased earnings on property business. ACE Tempest Re Bermuda reported a 26 percent increase in net premiums earned primarily due to improved market conditions for property catastrophe business.

The loss and loss expense ratio decreased in the quarter ended March 31, 2006, compared with the same quarter in 2005. The following table shows the impact of catastrophe losses and prior period development on our loss and loss expense ratio for the periods indicated.

	Three Months Ended March 31
	2006	2005
Loss and loss expense ratio, as reported	53.0%	57.6%
Catastrophe losses	(0.8)%	(0.8)%
Prior period development	(0.8)%	—

Loss and loss expense ratio, adjusted	51.4%	56.8%

Global Reinsurance recorded $3 million in net catastrophe losses in each of the quarters ended March 31, 2006 and 2005. Global Reinsurance experienced $3 million of net adverse prior period development in the quarter ended March 31, 2006, representing less than one percent of the segment’s unpaid loss and loss expense reserves at January 1, 2006. This compares with no net prior period development for the same quarter in 2005. The net prior period development for the quarter ended March 31, 2006, was the net result of several underlying favorable and adverse movements. The largest adverse movement was related to catastrophes from the 2004 and 2005 accident years of $17 million. Favorable prior period development included $18 million on other short-tail exposures due to lower than anticipated loss emergence in the quarter. The loss and loss expense ratio for the quarter ended March 31, 2005, was higher than the current quarter primarily due to mix of business factors, including a greater proportion of property and property catastrophe net premiums earned in 2006 and a greater proportion of pro-rata business at ACE Tempest Re USA in 2006, which generally carries a lower loss ratio than excess business.

The administrative expense ratio declined primarily due to the increase in net premiums earned.

Financial Services

The Financial Services segment consists of our financial solutions business and approximately 35 percent of the earnings of Assured Guaranty Ltd. (Assured Guaranty). We sold approximately 65 percent of Assured Guaranty through an initial public offering in April 2004.

The financial solutions operations provide customized insurance and reinsurance solutions to clients with unique or complex risks which are not adequately addressed in the traditional insurance market. Each financial solutions contract is structured to meet the needs of each client. Some of these customized contracts provide coverage for multiple exposure lines, may include profit-sharing features and often insure events over a multi-year period, including loss sensitive multi-year retrocessional catastrophe contracts. Some of these products that do not meet established criteria for insurance or reinsurance accounting under GAAP are recorded using the deposit method of accounting (deposit accounting). Deposit accounting requires that consideration received be recorded in the balance sheet as opposed to gross premiums written in the income statement.

Assured Guaranty provides credit enhancement products to the municipal finance, structured finance and mortgage markets. Our proportionate share of Assured Guaranty’s earnings is reflected in “Other (income) expense” in our consolidated statement of operations. The equity in net income recorded from Assured Guaranty in the quarter ended March 31, 2006, was $13 million, compared with $12 million in the same quarter of 2005.

Certain products (principally credit protection oriented) issued by the Financial Services segment have been determined to meet the definition of a derivative under FAS 133. For more information see the section entitled “Critical Accounting Estimates - Derivatives”, under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2005.

	Three Months Ended March 31
	2006	2005
	(in millions of U.S. dollars)
Net premiums written	$49	$161
Net premiums earned	36	90
Losses and loss expenses	41	83
Policy acquisition costs	2	2
Administrative expenses	1	4

Underwriting income (loss)	$(8)	$1

Net investment income	35	32
Net realized gains	—	6
Other income	(14)	(12)
Income tax expense	4	6

Net income	$37	$45

Loss and loss expense ratio	113.8%	92.2%
Policy acquisition cost ratio	6.4%	2.2%
Administrative expense ratio	4.1%	4.6%
Combined ratio	124.3%	99.0%

Financial Services’ net premiums written decreased 70 percent in the quarter ended March 31, 2006, compared with the same quarter in 2005, which reflects the decrease in underwriting opportunities in some lines of business and the non-renewal of certain accounts. We have discontinued writing new structured property CAT retro business in 2006. Premium volume in the financial solutions business can vary significantly from period to period and therefore premiums written in any one period are not indicative of premiums to be written in future periods.

Financial Services reported an underwriting loss in the quarter ended March 31, 2006, primarily due to an increase in net adverse prior period development compared with the same quarter in 2005. Administrative expenses decreased primarily due to reductions in staff and the recording of non-refundable fees.

Financial Services experienced $6 million of net adverse prior period development in the quarter ended March 31, 2006, representing 0.4 percent of the segment’s net unpaid loss and loss expense reserves at January 1, 2006. This compares with net adverse development of $1 million for the same quarter in 2005, representing less than 0.1 percent of the segment’s net unpaid loss and loss expense reserves at January 1, 2005. The prior period development for the quarter ended March 31, 2006 was driven by an increase in the estimate of losses arising from 2005 catastrophes on two multi-year contracts. The adverse prior period development of $6 million was the net impact of a $17 million increase in ultimate losses being partially offset by a simultaneous $11 million accrual of future deposit premiums to align premium recognition with the portion of risk already expired on these contracts.

Life Insurance and Reinsurance

Life Insurance and Reinsurance includes the operations of ACE Tempest Life Re (ACE Life Re) and ACE International Life (ACE Life). ACE Life Re principally provides reinsurance coverage to other life insurance companies, focusing on guarantees included in certain fixed and variable annuity products. The reinsurance transactions ACE Life Re enters into typically help clients (ceding companies) manage mortality, morbidity, lapse and/or capital market risks embedded in their books of business. ACE Life provides life insurance protection, investment and savings products to individuals in several countries including Thailand, Vietnam, Taiwan, China and Egypt. We assess the performance of our life insurance and reinsurance business based on life underwriting income which includes net investment income.

	Three Months Ended March 31
	2006	2005
	(in millions of U.S. dollars)
Net premiums written	$61	$60
Net premiums earned	61	60
Life and annuity benefits	28	35
Policy acquisition costs	6	5
Administrative expenses	7	4
Net investment income	10	9

Life underwriting income	30	25
Net realized gains (losses)	(8)	(16)
Income tax expense (benefit)	(1)	—

Net income	$23	$9

Life underwriting income increased in the quarter ended March 31, 2006, compared with the same quarter in 2005, due to the decrease in life and annuity benefits. Life and annuity benefits declined primarily due to a decrease in group long-term disability business, which typically incurs higher benefit ratios than other types of business. We discontinued writing new group long-term disability contracts in 2002. Existing contacts continue to produce premiums and losses. Net premiums earned benefited from growth in variable annuity business at ACE Life Re and ACE Life’s Thailand operations, partially offset by the continued decrease in production of long-term disability business. Life Insurance and Reinsurance’s administrative expenses increased in the quarter ended March 31, 2006, compared with the same quarter in 2005, primarily due to increased expenses at ACE Life to support business development opportunities. Net realized losses decreased in the quarter ended March 31, 2006, compared with the same quarter in 2005. Net realized losses consisted primarily of fair value adjustments on guaranteed minimum income benefits (GMIBs), which occur due to changes in the level and volatility of interest rates and equity markets.

Net Investment Income

	Three Months Ended March 31
	2006	2005
	(in millions of U.S. dollars)
Insurance – North American	$168	$131
Insurance – Overseas General	85	74
Global Reinsurance	48	39
Financial Services	35	32
Life Insurance and Reinsurance	10	9
Corporate and Other	23	—

Net investment income	$369	$285

Net investment income is influenced by a number of factors, including the amounts and timing of inward and outward cash flows, the level of interest rates and changes in overall asset allocation. Net investment income increased 29 percent in the quarter ended March 31, 2006, compared with the same quarter in 2005. The increase in net investment income is primarily due to several years of positive operating cash flows which have resulted in a higher overall average invested asset base. Additionally, the current quarter’s invested asset base was increased by the proceeds from our public offering in October 2005. The investment portfolio’s average market yield on fixed maturities was 5.4 percent at March 31, 2006, compared with 4.5 percent at March 31, 2005.

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

The following table presents our pre-tax net realized gains (losses) for the periods indicated.

	Three Months Ended March 31
	2006	2005
	(in millions of U.S. dollars)
Fixed maturities and short-term investments	$(44)	$(5)
Equity securities	43	14
Other investments	(1)	2
Currency	(4)	(3)

Subtotal non-derivatives	(6)	8

Derivatives:
Financial futures, options, swaps	11	—
Fair value adjustment on insurance derivatives	2	(22)

Subtotal derivatives	13	(22)

Total net realized gains (losses)	$7	$(14)

Subject to investment guidelines approved by our Finance and Investment Committee of the Board of Directors (relating to asset classes, credit quality, and liquidity), our investment managers generally have the ability to sell securities from our available for sale investment portfolio when they determine that an alternative security with comparable risks is likely to provide a higher investment return considering the realized gain or loss on sale and differential in future investment income. Often, sales of individual securities occur when investment managers conclude there are changes in the credit quality of a particular security or for other reasons, market value is apt to deteriorate. Further, we may sell securities when we conclude it is prudent to reduce a concentration in a particular issuer or industry. Therefore, sales volume may increase in a volatile credit market in which credit spreads and thus, the market value of fixed maturity investments are subject to significant changes in a short period of time. The interest rate environment will tend to have a limited effect on sales volume but extreme conditions could have an effect on the magnitude of realized gains or losses. For example, in a declining rate environment, the market value of securities increase resulting in a greater likelihood of net realized gains and we would therefore tend to reduce the average duration of our fixed maturity investment portfolio. An increasing rate environment would tend to have the opposite effect. The effect of a high level of realized losses or gains for a particular period will tend to be offset by increases or decreases in investment income, respectively, in subsequent periods. From a liquidity perspective, our greatest risk is that we could be forced to sell a large volume of securities at a loss (i.e., in a high interest rate environment) to meet operating needs and are thus unable to reinvest proceeds to recoup such losses with future investment income (refer to “Liquidity and Capital Resources” for more information).

FAS 133 requires us to recognize all derivatives as either assets or liabilities on our consolidated balance sheet and measure them at fair value. We record the gains and losses resulting from the fair value measurement of derivatives in net realized gains (losses). We participate in derivative instruments in two principal ways: i) to offer protection to others as the seller or writer of the derivative, such as our GMIB reinsurance contracts that are treated as derivatives for accounting purposes; and ii) to mitigate our own risk principally arising from investment holdings. We do not consider either type of transaction to be speculative.

In the quarter ended March 31, 2006, we recorded net realized gains of $13 million on derivative transactions, compared with net realized losses of $22 million for the same quarter in 2005. For a sensitivity discussion of the effect of changes in interest rates and equity indices on the fair value of derivatives and the resulting impact on our net income, refer to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2005.

With respect to our GMIB reinsurance and credit derivatives, we record a portion of the change in fair value in future policy benefits for life and annuity contracts and unpaid loss and loss expenses, respectively, representing our best estimate of loss pay-outs related to fees or premiums earned and a portion in net realized gains (losses) representing other changes in fair value.

The fair value adjustments related to GMIB reinsurance and credit derivatives included in net realized gains (losses) in the quarter ended March 31, 2006 was net realized gains of $2 million compared with net realized losses of $22 million in the same quarter of 2005. The change in fair values related to GMIB reinsurance was realized gains of $2 million in the quarter ended March 31, 2006, compared with net realized losses of $21 million for the same quarter in 2005. The gain or loss created by the estimated fair value adjustment will rise or fall each period based on estimated market pricing and may not be an indication of ultimate claims. Fair value is defined as the amount at which an asset or liability could be bought or sold in a current transaction between willing parties. We generally plan to hold derivative financial instruments to maturity. Where we hold derivative financial instruments to maturity, these fair value adjustments would generally be expected to reverse resulting in no gain or loss over the entire term of the contract. However, in the event that we terminate a derivative contract prior to maturity as a result of a decision to exit a line of business or for risk management purposes, the difference between the final settlement of cash inflows and outflows and financial statement accruals for premiums and losses will be reflected as premiums earned and losses incurred, respectively. Additionally, at termination, any unrealized gain or loss previously classified as a realized gain or loss will be reversed and classified as a realized loss or gain, respectively. The changes in the fair value of GMIBs are determined using internal valuation models. Such valuations require considerable judgment and are subject to significant uncertainty. The valuation of these products is subject to fluctuations arising from, among other factors, changes in interest rates, changes in the equity markets, and changes in the allocation of the investments underlying annuitant’s account value. These models and the related assumptions are continually reviewed by management and enhanced, as appropriate, based upon improvements in modeling techniques and availability of more timely information such as market conditions and demographics of in-force annuities. For more information, refer to “Item 7 - Critical Accounting Estimates – Derivatives” of our Annual Report on Form 10-K for the year ended December 31, 2005.

The net realized gain of $11 million on financial futures, options, and swaps in the quarter ended March 31, 2006, was primarily driven by gains on derivative transactions structured to manage our investment portfolio’s credit and interest rate risks. We use foreign currency forward contracts to minimize the effect of fluctuating foreign currencies on certain non-U.S. dollar holdings in our portfolio that are not specifically matching foreign currency liabilities. These contracts are not designated as specific hedges and we record all realized and unrealized gains and losses on these contracts as net realized gains (losses) in the period in which the currency values change.

We regularly review our investment portfolio for possible impairment based on criteria including economic conditions, credit loss experience and issuer-specific developments. If there is a decline in a security’s net realizable value, we must determine whether that decline is temporary or “other-than-temporary”. If we believe a decline in the value of a particular investment is temporary, we record it as an unrealized loss in our shareholders’ equity. If we believe the decline is “other-than-temporary”, we write down the book value of the investment and record a net realized loss in our statement of operations. The decision to recognize a decline in the value of a security carried at fair value as “other-than-temporary” rather than temporary has no impact on our book value. Once a security is identified as having a potential “other-than-temporary” impairment, we determine whether or not cost will ultimately be recovered and whether we have the intent and ability to hold the security until an expected recovery period absent a significant change in facts that is expected to have a material adverse financial effect on the issuer.

The process of determining whether a decline in value is temporary or “other-than-temporary” requires considerable judgment and differs depending on whether or not the security is traded on a public market as well as by type of security. We review all of our fixed maturities and equity securities for potential impairment each quarter. Note 4 a) to the Consolidated Financial Statements includes a table which summarizes all of our securities in an unrealized loss position at March 31, 2006. Refer to Note 3 g) to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2005 for criteria we consider in assessing potential impairment.

Our net realized gains in the quarter ended March 31, 2006, included losses of $31 million, as a result of conditions which caused us to conclude that the decline in fair value was “other-than-temporary”. This compares with losses of $21 million for the quarter ended March 31, 2005. A breakdown of other-than-temporary impairments is included in Note 4 b) of the Consolidated Financial Statements.

Other Income and Expense Items

	Three Months Ended March 31
	2006	2005
	(in millions of U.S. dollars)
Equity in net income of partially-owned companies	$(15)	$(11)
Minority interest expense	5	5
Other	2	1

Other income	$(8)	$(5)

Other income in the quarters ended March 31, 2006 and 2005, primarily comprises our equity in net income of Assured Guaranty (included in equity in net income of partially-owned companies), and minority interest expense due to profitability associated with our consolidated joint ventures.

Investments

Our principal investment objective is to ensure that funds are available to meet our insurance and reinsurance obligations. Within this broad liquidity constraint, the purpose of our investment portfolio’s structure is to maximize total return subject to specifically approved guidelines of overall asset classes, credit quality, liquidity and volatility of expected returns. Our investment portfolio is invested primarily in fixed income securities with an average credit quality of AA, as rated by the independent investment rating service Standard and Poor’s (S&P). The portfolio is externally managed by independent, professional investment managers. The average duration of our fixed income securities, including the effect of options and swaps, increased to 3.1 years at March 31, 2006, compared with 2.9 years at December 31, 2005. We estimate that a 100 basis point increase in interest rates would reduce our book value by approximately $881 million. Our “other investments” principally comprise direct investments, investment funds and limited partnerships.

Our debt securities include fixed-maturity securities which are classified as either held to maturity or available for sale. Securities classified as held to maturity are securities that we have the ability and intent to hold to maturity or redemption and are carried at amortized cost. All other debt securities and our equity securities are classified as available for sale and are carried at fair value. The net unrealized appreciation (depreciation) on securities available for sale plus the unamortized unrealized appreciation (depreciation) on debt securities transferred to the held to maturity portfolio less related deferred income taxes are included in accumulated other comprehensive income.

The following table shows the fair value and cost/amortized cost of our invested assets at March 31, 2006 and December 31, 2005.

	March 31, 2006		December 31, 2005
	Fair Value	Cost/ Amortized Cost	Fair Value	Cost/ Amortized Cost
	(in millions of U.S. dollars)
Fixed maturities available for sale	$25,411	$25,591	$24,285	$24,273
Fixed maturities held to maturity	3,045	3,107	3,055	3,076
Short-term investments	2,452	2,452	2,299	2,299

	30,908	31,150	29,639	29,648
Equity securities	1,600	1,325	1,507	1,280
Other investments	687	590	675	592

Total investments	$33,195	$33,065	$31,821	$31,520

The fair value of our total investments increased $1.4 billion during the quarter ended March 31, 2006, primarily due to investment of positive cash flows from operations, partially offset by unrealized depreciation of $133 million, mainly on fixed maturities, due to an overall increase in U.S. interest rates during the period.

The following tables show the market value of our fixed maturities and short-term investments at March 31, 2006 and December 31, 2005. The first table lists investments according to type and the second according to S&P credit rating.

	March 31, 2006		December 31, 2005
	Market Value	Percentage of Total	Market Value	Percentage of Total
	(in millions of U.S. dollars)		(in millions of U.S. dollars)
Treasury	$1,873	6%	$1,956	6%
Agency	1,633	5%	1,506	5%
Corporate	7,530	24%	7,646	26%
Mortgage-backed securities	9,082	29%	8,363	28%
Asset-backed securities	2,349	8%	1,981	7%
Municipal	557	2%	504	2%
Non-US	5,432	18%	5,384	18%
Cash and cash equivalents	2,452	8%	2,299	8%

Total	$30,908	100%	$29,639	100%

	March 31, 2006		December 31, 2005
	Market Value	Percentage of Total	Market Value	Percentage of Total
	(in millions of U.S. dollars)		(in millions of U.S. dollars)
AAA	$19,938	65%	$18,985	64%
AA	2,556	8%	2,108	7%
A	4,317	14%	4,350	15%
BBB	2,076	7%	2,083	7%
BB	906	3%	945	3%
B	1,064	3%	1,106	4%
Other	51	—	62	—

Total	$30,908	100%	$29,639	100%

In accordance with our investment process, we invest in below-investment grade securities through dedicated investment portfolios managed by external investment managers that have investment professionals specifically dedicated to this asset class. At March 31, 2006, our fixed income investment portfolio included below-investment grade and non-rated securities which in total, comprised approximately seven percent of our fixed income portfolio. We define a security as being below-investment grade if it has an S&P credit rating of BB or less. Our below investment-grade and non-rated portfolio includes approximately 800 issues with the top 15 holdings making up approximately 12 percent of the $2.2 billion balance at March 31, 2006. The highest single exposure in this portfolio of securities is $21 million. Below-investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss from default by the borrower is greater with below-investment grade securities. Below-investment grade securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, issuers of below-investment grade securities usually have higher levels of debt and are more sensitive to adverse economic conditions such as recession or increasing interest rates than are investment grade issuers. We reduce the overall risk in the below-investment grade portfolio, as in all investments, through careful credit analysis, the use of investment policy guidelines, and diversification by issuer and/or guarantor as well as by industry.

Unpaid Losses and Loss Expenses

We establish reserves for the estimated unpaid ultimate liability for losses and loss expenses under the terms of our policies and agreements. These reserves take into account estimates both for claims that have been reported and for incurred but not reported (IBNR) and include estimates of expenses associated with processing and settling claims. The table below presents a roll forward of our unpaid losses and loss expenses for the three months ended March 31, 2006.

	Gross Losses	Reinsurance Recoverable	Net Losses
	(in millions of U.S. dollars)
Balance at December 31, 2005	$35,055	$14,597	$20,458
Losses and loss expenses incurred	2,130	450	1,680
Losses and loss expenses paid	(1,686)	(503)	(1,183)
Other (including foreign exchange revaluation)	9	10	(1)

Balance at March 31, 2006	$35,508	$14,554	$20,954

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

	March 31, 2006			December 31, 2005
	Gross	Ceded	Net	Gross	Ceded	Net
	(in millions of U.S. dollars)
Case reserves	$15,827	$6,295	$9,532	$15,422	$5,889	$9,533
IBNR	19,681	8,259	11,422	19,633	8,708	10,925

Total	$35,508	$14,554	$20,954	$35,055	$14,597	$20,458

Assumed Reinsurance

At March 31, 2006, net unpaid losses and loss expenses for the Global Reinsurance segment aggregated to $2.4 billion consisting of $767 million of case reserves and $1.6 billion of IBNR.

On occasion, there will be differences between our carried loss reserves and unearned premium reserves and the amount of loss reserves and unearned premium reserves reported by the ceding companies. This is due to the fact that we only receive consistent and timely information from ceding companies with respect to case reserves. For IBNR, we use historical experience and other statistical information (depending on the type of business) to estimate the ultimate loss (see “Unpaid Losses and Loss Expenses” for more information). We estimate our unearned premium reserve by applying estimated earning patterns to net premiums written for each treaty based upon that treaty’s coverage basis (i.e. risks attaching or losses occurring). At March 31, 2006, the case reserves reported to us by our ceding companies were $745 million, compared with the $767 million we recorded. We do, on occasion, post additional case reserves in excess to the amounts reported by our cedants when our evaluation of the ultimate value of a reported claim is different than the evaluation of that claim by our cedant.

Within the Insurance – North American segment, we also have exposure to certain liability reinsurance lines that have been in run-off since 1994. Unpaid losses and loss expenses relating to this run-off reinsurance business resides within the Brandywine Division of our Insurance – North American segment. Most of the remaining unpaid losses and loss expense reserves for the run-off reinsurance business relate to asbestos and environmental claims. (Refer to “Asbestos and Environmental and Other Run-off Liabilities” for more information)

Asbestos and Environmental and Other Run-off Liabilities

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

The table below presents a roll forward of our consolidated loss and allocated loss expense reserves for A&E exposures, excluding the provision for uncollectible reinsurance, for the period ended March 31, 2006.

	Asbestos		Environmental		Total
	Gross	Net	Gross	Net	Gross	Net
	(in millions of U.S. dollars)
Balance at December 31, 2005	$3,641	$1,751	$624	$518	$4,265	$2,269
Losses and allocated expenses incurred	3	(1)	—	—	3	(1)
Losses and allocated loss expenses paid	(44)	(18)	(18)	(12)	(62)	(30)
Foreign currency revaluation	(2)	—	—	—	(2)	—

Balance at March 31, 2006	$3,598	$1,732	$606	$506	$4,204	$2,238

The A&E net loss and allocated loss expense reserves at March 31, 2006 of $2.2 billion shown in the above table are composed of $1.8 billion in reserves held by Brandywine run-off companies, $210 million of reserves held by Westchester Specialty, and $238 million of reserves held by other ACE companies. The net figures in the above table reflect third party reinsurance other than reinsurance provided by National Indemnity Company (NICO) under three aggregate excess of loss contracts described below (collectively, the NICO contracts). With certain exceptions, the NICO contracts provide coverage for our net A&E incurred losses and allocated loss expenses within the limits of coverage and above the retention levels of the NICO contracts. These exceptions include losses arising from operations of ACE Overseas General and participations by ACE Bermuda as a co-reinsurer or retrocessionaire in the NICO contracts.

Impact of NICO Contracts

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

As part of the acquisition of Westchester Specialty in 1998, NICO provided a 75 percent pro-rata share of $1 billion of reinsurance protection on losses and loss adjustment expenses incurred on or before December 31, 1996 in excess of a retention of $721 million (the 1998 NICO Agreement). NICO has also provided an 85 percent pro-rata share of $150 million of reinsurance protection on losses and allocated loss adjustment expenses incurred on or before December 31, 1992 in excess of a retention of $755 million (the 1992 NICO Agreement). At December 31, 2005, the remaining unused incurred limit under the 1998 NICO Agreement was $489 million. The 1992 NICO Agreement was exhausted on an incurred basis.

Reserve Reviews

We performed a ground-up review of our consolidated A&E liabilities as of September 30, 2005. The comprehensive evaluation indicated a number of adjustments to particular account reserve balances but the overall result of the review indicated that no adjustment to total reserves was required. This internal review followed a review conducted in 2004 by a team of external actuaries who performed an evaluation as to the adequacy of the reserves of Century and its two U.S. insurance subsidiaries, ACE American Reinsurance Company (ACE American Re) and Century Reinsurance Company (Century Re), both Pennsylvania insurers. The external review was conducted in accordance with the Brandywine Restructuring Order, which requires that an external actuarial review of Century’s reserves be completed every two years. The studies were completed early in 2005 and adjustments consistent with the best estimate of the internal review were recorded as of December 31, 2004. Activity in the period since completing the studies has not indicated a need to further adjust ultimate A&E reserves as of March 31, 2006. Our A&E reserves are not discounted and do not reflect any anticipated changes in the legal, social or economic environment, or any benefit from future legislative reforms.

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

Brandywine Run-off Entities

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

The U.S.-based ACE INA companies assumed two contractual obligations in respect of the Brandywine operations in connection with the Restructuring: a dividend retention fund obligation and a surplus maintenance obligation in the form of an aggregate excess of loss reinsurance agreement. In accordance with the Brandywine restructuring order, INA Financial Corporation established and funded a dividend retention fund (the “Dividend Retention Fund”) consisting of $50 million plus investment earnings. The full balance of the Dividend Retention Fund was contributed to Century as of December 31, 2002. To the extent future dividends are paid by INA Holdings Corporation to its parent, INA Financial Corporation, and to the extent INA Financial Corporation then pays such dividends to INA Corporation, a portion of those dividends must be withheld to replenish the principal of the Dividend Retention Fund to $50 million within five years. In the quarter ended March 31, 2006 and in 2005 and 2004, no such dividends were paid, and therefore no replenishment of the Dividend Retention Fund occurred. The obligation to maintain and to replenish the Dividend Retention Fund as necessary and to the extent dividends are paid is ongoing until ACE INA receives prior written approval from the Pennsylvania Insurance Commissioner to terminate the fund.

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

Uncertainties Relating to ACE’s Ultimate Brandywine Exposure

In addition to the Dividend Retention Fund and Aggregate Excess of Loss Agreement commitments described above, certain ACE entities are primarily liable for asbestos, environmental and other exposures that they have reinsured to Century. Accordingly, if Century were to become insolvent and ACE were to lose control of Century, some or all of the recoverables due to these ACE companies from Century could become uncollectible, yet those ACE entities would continue to be responsible to pay claims to their insureds or reinsureds. Under such circumstances, ACE would recognize a loss in its consolidated statement of operations. As of March 31, 2006, the aggregate reinsurance balances ceded by the active ACE companies to Century were approximately $1.5 billion. At March 31, 2006, Century’s carried gross reserves (including reserves ceded by the active ACE companies to Century) were $4.4 billion. We believe the intercompany reinsurance recoverables, which relate to liabilities payable over many years (i.e., 25 years or more), are not impaired at this time. A substantial portion of the liabilities ceded to Century by its affiliates have in turn been ceded by Century to NICO and, as of March 31, 2006, approximately $1.8 billion of cover remains on a paid basis. The impact of the transaction described below would reduce the balance due from Century to active ACE Companies by $90 million. Should Century’s loss reserves experience adverse development in the future and should Century be placed into rehabilitation or liquidation, the reinsurance recoverables due to Century’s affiliates would be payable only after the payment in full of certain expense and liabilities, including administrative expenses and direct policy liabilities. Thus, the intercompany reinsurance recoverables would be at risk to the extent of the shortage of assets remaining to pay these recoverables. As of March 31, 2006, reserves ceded by Century to the active ACE companies and other amounts owed to Century by the ACE active companies were approximately $800 million in the aggregate.

In a lawsuit filed in California state court in December 1999 (AICCO, Inc v. Insurance Company of North America, et al.) certain competitors of ACE USA challenged the validity of the Restructuring under California’s Unfair Competition Law, Business and Professions Code Section 17200 (UCL). The lawsuit claims that the Restructuring is not applicable to California policyholders under the UCL because it constituted a transfer of liabilities without the consent of the policyholders. The suit also claims that the notice of the Restructuring was misleading. In November 2004, the voters of California approved Proposition 64 amending the UCL by, among other things, requiring that lawsuits brought under the UCL be brought by plaintiffs who have suffered actual injury as a result of the challenged business practice. In response to a motion to dismiss brought by ACE USA, the court ruled in February 2005 that the competitors/plaintiffs who brought this suit have not alleged actual injury as required by Proposition 64 and dismissed the suit. Plaintiffs filed a timely notice of appeal on May 5, 2005. Oral argument over plaintiffs’ appeal was held on April 19, 2006. The California Supreme Court has accepted review of another unrelated case that will ultimately decide the issue of whether Proposition 64 should be applied retroactively and which will be binding on this case.

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

Legislative Initiatives

On May 26, 2005, the Senate Judiciary Committee passed out of committee legislation to move all U.S. asbestos bodily-injury claims to a federal trust for compensation in accordance with an established set of medical criteria and claim values. The trust would be funded by asbestos defendants and their insurers. As currently proposed, ACE would be one of the insurer participants. The full Senate began consideration of the bill in early February 2006. A budget point of order was raised asserting that the bill would cost the federal government more than $5 billion over a 10 year period in violation of a congressional limit on spending. On February 14, 2006, the Senate failed to obtain the 60 votes necessary to waive the budget point of order which has the effect of sending the bill back to the Senate Judiciary Committee. While a second vote on the budget point of order is possible, at this point, passage of the trust does not appear likely.

Reinsurance

One of the ways we manage our loss exposure is through the use of reinsurance. While reinsurance agreements are designed to limit our losses from large exposures and permit recovery of a portion of direct unpaid losses, reinsurance does not relieve us of our liability to our insureds. Accordingly, the losses and loss expense reserves on our balance sheet represent our total unpaid gross losses. The reinsurance recoverable represents anticipated recoveries of a portion of those gross unpaid losses as well as amounts recoverable from reinsurers with respect to claims paid. The table below presents our net reinsurance recoverable at March 31, 2006 and December 31, 2005.

	March 31 2006	December 31 2005
	(in millions of U.S. dollars)
Reinsurance recoverable on paid losses and loss expenses	$1,331	$1,191
Provision for uncollectible reinsurance on paid losses and loss expenses	(326)	(336)
Reinsurance recoverable on future policy benefits	10	11
Reinsurance recoverable on unpaid losses and loss expenses	14,981	15,048
Provision for uncollectible reinsurance on unpaid losses and loss expenses	(427)	(451)

Net reinsurance recoverable	$15,569	$15,463

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

The payments of dividends or other statutorily permissible distributions from our operating companies are subject to the laws and regulations applicable to each jurisdiction, as well as the need to maintain capital levels adequate to support the insurance and reinsurance operations, including financial strength ratings issued by independent rating agencies, which are discussed below. During the three months ended March 31, 2006, we were able to meet all of our obligations, including the payment of dividends declared on our Ordinary Shares and Preferred Shares, with our net cash flow and dividends received. Should the need arise, we generally have access to the capital markets and other available credit facilities.

We assess which subsidiaries to draw dividends from based on a number of factors. Considerations such as regulatory and legal restrictions as well as the subsidiary’s financial condition are paramount to the dividend decision. The legal restrictions on the payment of dividends from retained earnings by our Bermuda subsidiaries are currently satisfied by the share capital and additional paid-in capital of each of the Bermuda subsidiaries. During the quarter ended March 31, 2006, ACE Bermuda declared and paid dividends of $70 million. During the quarter ended March 31, 2005, ACE Bermuda and ACE Tempest Life Reinsurance Ltd declared and paid dividends of $243 million and $32 million, respectively. We expect that a majority of our cash inflows in 2006 will be from our Bermuda subsidiaries.

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

ACE Limited did not receive any dividends from ACE Global Markets or ACE INA during the three months ended March 31, 2006 or 2005. The debt issued by ACE INA to provide partial financing for the ACE INA acquisition and for other operating needs is serviced by statutorily permissible distributions by ACE INA’s insurance subsidiaries to ACE INA as well as other group resources.

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

Sources of liquidity include cash from operations, routine sales of investments and financing arrangements.

•	Our consolidated net cash flows from operating activities were $1.1 billion in the quarter ended March 31, 2006, compared with $1.2 billion in the same quarter in 2005. These amounts reflect net income for each period, adjusted for non-cash items and changes in working capital. Net income for the quarter ended March 31, 2006 was $489 million, compared with $437 million in the same quarter in 2005. For the current quarter significant adjustments included increases in unpaid losses and loss expenses and unearned premiums of $1.1 billion partially offset by increases in insurance and reinsurance balances receivable and reinsurance recoverable of $478 million.

•	Our consolidated net cash flows used for investing activities were $1.1 billion in each of the quarters ended March 31, 2006 and 2005. For the indicated periods, net investing activities related principally to purchases and sales of fixed maturities.

•	Our consolidated net cash flows used for financing activities were $58 million in the quarter ended March 31, 2006, compared with $27 million in the same quarter in 2005. The increase in usage for the current quarter was primarily related to higher dividends paid on Ordinary Shares and a decrease in proceeds from exercise of options for Ordinary Shares.

Although our ongoing operations continue to generate positive cash flows, our cash flows are currently impacted by a large book of loss reserves from businesses in run-off. The run-off operations generated negative operating cash flows of $36 million and $99 million in the three months ended March 31, 2006 and 2005, respectively.

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

ACE and its subsidiaries are assigned debt and financial strength (insurance) ratings from internationally recognized rating agencies, including S&P, A.M. Best, Moody’s Investors Service and Fitch IBCA. The ratings issued on our companies by these agencies are announced publicly and are available directly from the agencies. Our internet site, acelimited.com, also contains information about our ratings, which can be found in the Investor Information section.

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

Capital Resources

Capital resources consist of funds deployed or available to be deployed to support our business operations. The following table summarizes the components of our capital resources at March 31, 2006 and December 31, 2005.

	March 31 2006	December 31 2005
	(in millions of U.S. dollars)
Short-term debt	$300	$300
Long-term debt	1,812	1,811

Total debt	2,112	2,111

Trust preferred securities	309	309

Preferred Shares	557	557
Ordinary shareholders’ equity	11,600	11,255

Total shareholders’ equity	12,157	11,812

Total capitalization	$14,578	$14,232

Ratio of debt to total capitalization	14.5%	14.8%
Ratio of debt plus trust preferreds to total capitalization	16.6%	17.0%

Short-term debt consists of $300 million, 8.3 percent senior notes due August 2006. In order to take advantage of the current favorable interest rate and credit spread environment, we expect to issue $300 million in debt during the second quarter of 2006. We intend to use the proceeds to repay the debt due in August of this year.

We believe our financial strength provides us with the flexibility and capacity to obtain funds externally through debt or equity financing on both a short-term and long-term basis. Our ability to access the capital markets is dependent on, among other things, market conditions and our perceived financial strength. We have accessed both the debt and equity markets from time to time.

Shareholders’ equity increased $345 million in the quarter ended March 31, 2006, primarily due to net income of $489 million, partially offset by unrealized depreciation on our investment portfolio and dividends declared.

On January 12, 2006, and April 13, 2006, we paid dividends of 23 cents per ordinary share to shareholders of record on December 30, 2005 and March 31, 2006, respectively. We have paid dividends each quarter since we became a public company in 1993. However, the declaration, payment and value of future dividends on ordinary shares is at the discretion of our Board of Directors and will be dependent upon our profits, financial requirements and other factors including legal restrictions on the payment of dividends and such other factors as our Board of Directors deems relevant. Dividends on the preferred shares are payable quarterly when and if declared by our Boards of Directors, in arrears on March 1, June 1, September 1 and December 1 of each year. On March 1, 2006, we paid a dividend of $4.875 per preferred share to shareholders of record on February 28, 2006.

As part of our capital management program, in November 2001, our Board of Directors authorized the repurchase of any ACE issued debt or capital securities including Ordinary Shares up to $250 million. At March 31, 2006, this authorization had not been utilized. We generally maintain shelf capacity at all times in order to allow capital market access for refinancing as well as for unforeseen capital needs. Consistent with this policy, in 2005, we filed an unlimited shelf registration which expires in December 2008.

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

The following table shows our credit facilities by credit line, usage, expiry date and purpose at March 31, 2006.

	Credit Line[1]	Usage	Expiry Date
	(in millions of U.S. dollars)
Unsecured Liquidity Facilities
ACE Limited[2]	$600	$264	Dec. 2010
ACE Limited[3]	50	—	March 2007
Secured Operational LOC Facilities
ACE Limited	500	435	July 2010
Other[4]	79	79	Various
Unsecured Operational LOC Facilities
ACE Limited	1,000	930	July 2010
Unsecured Capital Facilities
ACE Limited[5]	660	493	Dec. 2010

Total	$2,889	$2,201

(1)	Certain facilities are guaranteed by operating subsidiaries and/or ACE Limited.
(2)	Commercial paper back-up facility may also be used for LOCs.
(3)	Cash pooling back-up facility.
(4)	These facilities are issued in the name of ACE European Group Limited, Lloyd’s Syndicate 2488 and Century Indemnity Reinsurance Company.
(5)	Supports ACE Global Markets 2006 underwriting capacity of £350 million (approximately $608 million) for Lloyd’s Syndicate 2488 - there is an expectation that this facility will be fully utilized during 2006.

With the exception of the LOC facilities noted under “Other”, the facilities noted above require that we maintain certain covenants, all of which have been met at March 31, 2006. These covenants include:

(i)	maintenance of a minimum consolidated net worth in an amount not less than the “Minimum Amount”. For the purpose of this calculation, the Minimum Amount is an amount equal to the sum of the base amount (currently $8 billion) plus 25 percent of consolidated net income for each fiscal quarter, ending after the date on which the current base amount became effective, plus 50 percent of any increase in consolidated net worth during the same period, attributable to the issuance of ordinary and preferred shares. The Minimum Amount is subject to an annual reset provision; and

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

At March 31, 2006, the minimum consolidated net worth requirement under the covenant described in (i) above was $8.2 billion, our actual consolidated net worth as calculated under that covenant was $12 billion and our ratio of debt to total capitalization was 0.145 to 1.

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

During the year ended December 31, 2005, we repatriated foreign earnings of $500 million ($42 million during the quarter ended March 31, 2005) subject to DRPs that qualify for preferential treatment under the Act. For the year ended December 31, 2005, the tax benefit under the Act associated with these repatriations was $69 million ($8 million for the quarter ended March 31, 2005) and is a result of the reduction of the net deferred tax liability associated with these repatriated earnings.

Recent Accounting Pronouncements

See Note 2 and 3 to the Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Refer to the Item 7A included in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

During the quarter ended March 31, 2006, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Information on the insurance industry investigations and related matters is set forth in Note 8 b) of our Consolidated Financial Statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

This table provides information with respect to purchases by the Company of its Ordinary Shares during the three months ended March 31, 2006.

Issuer’s Purchases of Equity Securities

Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan**	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan**
January 1, 2006 through January 31, 2006	2,066	$55.52	—	$250 million
February 1, 2006 through February 28, 2006	—	—	—	$250 million
March 1, 2006 through March 31, 2006	302,790	$56.52	—	$250 million

Total	304,856

*	For the three months ended March 31, 2006, this column includes the surrender to the Company of 304,657 Ordinary Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees and the surrender to the Company of 199 Ordinary Shares to satisfy the tax withholding obligations in connection with the exercise of employee stock options.
**	As part of ACE’s capital management program, in November 2001, the Company’s Board of Directors authorized the repurchase of any ACE issued debt or capital securities including Ordinary Shares, up to $250 million. At March 31, 2006, this authorization had not been utilized.

Item 6. Exhibits

Exhibits
10.1	ACE Limited Executive Severance Plan as adopted effective March 29, 2006.

10.2	Credit Agreement dated as of March 31, 2006 among ACE Limited, ACE Bermuda Insurance Ltd., ACE Tempest Reinsurance Ltd., and ING Bank, N.V., London Branch.

10.3	Form of Performance Based Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan, as updated through May 4, 2006.

12.1	Ratio of earnings to fixed charges and preferred share dividends calculation.

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

ACE LIMITED

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACE LIMITED

May 5 , 2006	/s/ Evan G. Greenberg
Evan G. Greenberg
President and Chief Executive Officer

May 5, 2006	/s/ Philip V. Bancroft
Philip V. Bancroft
Chief Financial Officer

Exhibit Number	Description
Exhibits

10.1	ACE Limited Executive Severance Plan as adopted effective March 29, 2006.

10.2	Credit Agreement dated as of March 31, 2006 among ACE Limited, ACE Bermuda Insurance Ltd., ACE Tempest Reinsurance Ltd., and ING Bank, N.V., London Branch.

10.3	Form of Performance Based Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan, as updated through May 4, 2006.

12.1	Ratio of earnings to fixed charges and preferred share dividends calculation.

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.