Form 10-Q
period 2006-06-30
ACE LTD
filed 2006-08-07
CIK 896159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission File No. 1-11778	I.R.S. Employer Identification No. 98-0091805

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

YES ☐ NO ☒

The number of registrant’s Ordinary Shares ($0.041666667 par value) outstanding as of August 1, 2006 was 325,554,968.

ACE LIMITED

ACE LIMITED

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30 2006	December 31 2005
	(Unaudited)
	(in millions of U.S. dollars, except share and per share data)
Assets
Investments
Fixed maturities available for sale, at fair value (amortized cost – $26,376 and $24,273 )	$25,962	$24,285
Fixed maturities held to maturity, at amortized cost (fair value – $3,050 and $3,055)	3,141	3,076
Equity securities, at fair value (cost – $1,215 and $1,280)	1,416	1,507
Short-term investments, at fair value (amortized cost – $3,125 and $2,299)	3,125	2,299
Other investments (cost – $564 and $592)	719	675

Total investments	34,363	31,842
Cash	552	512
Securities lending collateral	1,285	1,723
Accrued investment income	333	338
Insurance and reinsurance balances receivable	3,941	3,343
Accounts and notes receivable	178	197
Reinsurance recoverable	15,270	15,463
Deferred policy acquisition costs	1,090	930
Prepaid reinsurance premiums	1,708	1,346
Funds withheld	243	276
Value of reinsurance business assumed	225	235
Goodwill	2,703	2,703
Deferred tax assets	1,243	1,314
Investments in partially-owned insurance companies (cost – $847 and $818)	894	876
Other assets	1,362	1,342

Total assets	$65,390	$62,440

Liabilities
Unpaid losses and loss expenses	$35,564	$35,055
Unearned premiums	6,963	5,884
Future policy benefits for life and annuity contracts	521	521
Funds withheld	206	93
Insurance and reinsurance balances payable	2,484	2,405
Deposit liabilities	348	350
Securities lending payable	1,285	1,723
Payable for securities purchased	1,466	701
Accounts payable, accrued expenses and other liabilities	1,138	1,228
Income taxes payable	138	174
Dividends payable	82	74
Short-term debt	800	300
Long-term debt	1,620	1,811
Trust preferred securities	309	309

Total liabilities	52,924	50,628

Commitments and contingencies Shareholders’ equity
Preferred Shares ($1.00 par value, 2,300,000 shares authorized, issued and outstanding)	2	2
Ordinary Shares ($0.041666667 par value, 500,000,000 shares authorized; 325,371,481 and 323,322,586 shares issued and outstanding)	13	13
Additional paid-in capital	6,550	6,569
Unearned stock grant compensation	—	(69)
Retained earnings	5,849	4,965
Deferred compensation obligation	5	6
Accumulated other comprehensive income	52	332
Ordinary Shares issued to employee trust	(5)	(6)

Total shareholders’ equity	12,466	11,812

Total liabilities and shareholder’s equity	$65,390	$62,440

See accompanying notes to the interim consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For the three and six months ended June 30, 2006 and 2005

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
	(in millions of U.S. dollars, except per share data)
Revenues
Gross premiums written	$4,583	$4,213	$9,094	$8,756
Reinsurance premiums ceded	(1,517)	(1,304)	(2,718)	(2,481)

Net premiums written	3,066	2,909	6,376	6,275
Change in unearned premiums	(160)	12	(665)	(477)

Net premiums earned	2,906	2,921	5,711	5,798
Net investment income	390	305	759	590
Net realized gains (losses)	(7)	32	—	18

Total revenues	3,289	3,258	6,470	6,406

Expenses
Losses and loss expenses	1,748	1,843	3,428	3,632
Life and annuity benefits	34	38	62	73
Policy acquisition costs	428	429	849	817
Administrative expenses	340	316	738	652
Interest expense	45	43	88	85
Other (income) expense	(13)	(6)	(21)	(11)

Total expenses	2,582	2,663	5,144	5,248
Income before income tax and cumulative effect of a change in accounting principle	707	595	1,326	1,158
Income tax expense	134	128	268	254

Income before cumulative effect of a change in accounting principle	573	467	1,058	904
Cumulative effect of a change in accounting principle	—	—	4	—

Net income	$573	$467	$1,062	$904

Other comprehensive income (loss)
Unrealized appreciation (depreciation) arising during the period	(264)	247	(381)	(54)
Reclassification adjustment for net realized (gains) losses included in net income	3	(56)	(12)	(104)
Amortization of net unrealized (gains) losses related to transferred securities	(2)	(2)	(3)	(2)

	(263)	189	(396)	(160)
Change in:
Minimum pension liability	(3)	4	(4)	6
Cumulative translation adjustment	50	(68)	74	(79)

Other comprehensive income (loss), before income tax	(216)	125	(326)	(233)
Income tax benefit (expense) related to other comprehensive income items	18	(21)	46	51

Other comprehensive income (loss)	(198)	104	(280)	(182)

Comprehensive income	$375	$571	$782	$722

Basic earnings per share before cumulative effect of a change in accounting principle	$1.75	$1.61	$3.22	$3.11
Cumulative effect of a change in accounting principle	—	—	.01	—

Basic earnings per share	$1.75	$1.61	$3.23	$3.11

Diluted earnings per share before cumulative effect of a change in accounting principle	$1.72	$1.58	$3.17	$3.06
Cumulative effect of a change in accounting principle	—	—	.01	—

Diluted earnings per share	$1.72	$1.58	$3.18	$3.06

See accompanying notes to the interim consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the six months ended June 30, 2006 and 2005

(Unaudited)

	2006	2005
	(in millions of U.S. dollars)
Preferred Shares
Balance – beginning and end of period	$2	$2

Ordinary Shares
Balance – beginning and end of period	13	12

Additional paid-in capital
Balance – beginning of period	6,569	4,905
Reclassification of unearned stock grant compensation	(69)	—
Net shares issued (redeemed) under employee stock-based compensation plans	(22)	60
Exercise of stock options	33	60
Ordinary Shares issued under Employee Stock Purchase Plan	4	4
Cumulative effect of a change in accounting principle	(5)	—
Stock-based compensation expense	40	—

Balance – end of period	6,550	5,029

Unearned stock grant compensation
Balance – beginning of period	(69)	(57)
Reclassification of unearned stock grant compensation	69	—
Net issuance of restricted stock under employee stock-based compensation plans	—	(72)
Amortization	—	28

Balance – end of period	—	(101)

Retained earnings
Balance – beginning of period	4,965	4,249
Net income	1,062	904
Dividends declared on Ordinary Shares	(156)	(126)
Dividends declared on Preferred Shares	(22)	(22)

Balance – end of period	5,849	5,005

Deferred compensation obligation
Balance – beginning of period	6	12
Increase (decrease) to obligation	(1)	—

Balance – end of period	$5	$12

Accumulated other comprehensive income
Net unrealized appreciation (depreciation) on investments
Balance – beginning of period	$317	$634
Change in period	(396)	(160)
Income tax benefit	67	25

Balance – end of period	(12)	499

Minimum pension liability
Balance – beginning of period	(58)	(64)
Change in period	(4)	6
Income tax (expense) benefit	1	(1)

Balance – end of period	(61)	(59)

Cumulative translation adjustment
Balance – beginning of period	73	164
Change in period	74	(79)
Income tax (expense) benefit	(22)	27

Balance – end of period	125	112

Accumulated other comprehensive income	52	552

Ordinary Shares issued to employee trust
Balance – beginning of period	(6)	(12)
(Increase) decrease in Ordinary Shares	1	—

Balance – end of period	(5)	(12)

Total shareholders’ equity	$12,466	$10,499

See accompanying notes to the interim consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2006 and 2005

(Unaudited)

	2006	2005
	(in millions of U.S. dollars)
Cash flows from operating activities
Net income	$1,062	$904
Adjustments to reconcile net income to net cash flows from operating activities:
Net realized (gains) losses	—	(18)
Amortization of premium/discounts on fixed maturities	19	54
Deferred income taxes	120	82
Unpaid losses and loss expenses	281	1,465
Unearned premiums	995	584
Future policy benefits for life and annuity contracts	—	8
Insurance and reinsurance balances payable	70	120
Accounts payable, accrued expenses and other liabilities	(98)	(20)
Income taxes payable	(37)	(32)
Insurance and reinsurance balances receivable	(587)	(551)
Reinsurance recoverable	298	(259)
Deferred policy acquisition costs	(146)	(59)
Prepaid reinsurance premiums	(330)	(110)
Funds withheld, net	146	32
Value of reinsurance business assumed	10	4
Other	165	102

Net cash flows from operating activities	1,968	2,306

Cash flows used for investing activities
Purchases of fixed maturities available for sale	(22,038)	(14,219)
Purchase of fixed maturities held to maturity	(407)	—
Purchases of equity securities	(360)	(343)
Sales and maturities of fixed maturities available for sale	19,862	12,261
Sales of equity securities	535	212
Maturities and redemptions of fixed maturities held to maturity	334	73
Net proceeds from (payments made on) the settlement of investment derivatives	20	(43)
Other	(44)	3

Net cash flows used for investing activities	(2,098)	(2,056)

Cash flows from (used for) financing activities
Dividends paid on Ordinary Shares	(148)	(120)
Dividends paid on Preferred Shares	(22)	(22)
Net proceeds from issuance of long-term debt	298	—
Proceeds from exercise of options for Ordinary Shares	33	60
Proceeds from Ordinary Shares issued under ESPP	4	4
Net proceeds from short-term debt	—	1

Net cash flows from (used for) financing activities	165	(77)

Effect of foreign currency rate changes on cash and cash equivalents	5	(20)

Net increase in cash	40	153
Cash – beginning of period	512	498

Cash – end of period	$552	$651

See accompanying notes to the interim consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. General

ACE Limited (ACE or the Company) is a holding company incorporated with limited liability under the Cayman Islands Companies Law and maintains its corporate business office in Bermuda. The Company, through its various subsidiaries, provides a broad range of insurance and reinsurance products to insureds worldwide. ACE operates through the following business segments: Insurance – North American, Insurance – Overseas General, Global Reinsurance, Financial Services and Life Insurance and Reinsurance. These segments are described in Note 9.

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

2. Significant accounting policies

a) Direct-response marketing costs

Advertising costs are expensed as incurred except for direct-response campaigns, principally related to personal accident business produced by the Insurance-Overseas General segment, which are deferred and recognized over the expected future benefit period in accordance with Statement of Position 93-7, Reporting on Advertising Cost. For individual direct-response marketing campaigns that the Company can demonstrate have specifically resulted in incremental sales to customers and such sales have probable future economic benefits, incremental costs directly related to the marketing campaigns are capitalized. Deferred marketing costs are reviewed regularly for recoverability and amortized over the expected economic future benefit period. The expected future benefit period is evaluated periodically based on historical results and adjusted prospectively. The amount of deferred marketing costs reported in deferred policy acquisition costs was $171 million and $126 million at June 30, 2006 and December 31, 2005, respectively. The amount of expense amortized into earnings was $22 million and $31 million for the six months ended June 30, 2006 and 2005, respectively. In the first quarter of 2006, the Company completed a study of revenues derived from historical direct-response marketing campaigns. Beginning January 1, 2006, the Company revised the amortization for deferred costs arising from direct-response marketing campaigns to be consistent with the findings of the study. As a result of this change in estimate, the average amortization period has been lengthened from 3 to 5 years. For the six months ended June 30, 2006, with respect to direct-response marketing campaigns completed prior to January 1, 2006, the lengthening of the average amortization period resulted in a reduction of amortization expense of approximately $22 million relative to previous amortization schedules.

b) Call options in debt instruments

In 2005, the Financial Accounting Standards Board (FASB) issued Statement 133 Implementation Issue No. B38, Embedded Derivatives: Evaluation of Net Settlement with Respect to the Settlement of a Debt Instrument through Exercise of an Embedded Put Option or Call Option (Issue B38), which clarifies that the potential settlement of a debtor’s obligation to the creditor that would occur upon exercise of the put option or call option meets the net settlement criterion in paragraph (9a) of Financial Accounting Standard (FAS) No. 133, Accounting for

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Derivatives Instruments and Hedging Activities (FAS 133). Issue B38 became effective in the first quarter of 2006. In adopting Issue B38, the Company determined that call options within three debt instruments were embedded derivatives and must be reported at fair value. Accordingly, at June 30, 2006, the Company recognized a net liability of $3 million with a corresponding loss in net realized gains (losses).

c) New accounting pronouncement

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in tax positions by prescribing a financial statement recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. Further, FIN 48 expands the required disclosures associated with such uncertain tax positions. The provisions of FIN 48 are effective January 1, 2007 and the cumulative effect of adoption, if any, will result in an adjustment to opening retained earnings. The Company is currently evaluating the impact on the financial statements of adopting FIN 48.

3. Share-Based Compensation

The Company has share-based compensation plans which currently provide for awards of stock options, restricted stock and restricted stock units to its employees and members of the Board of Directors. In December 2004, the FASB issued FAS 123 (Revised) “Share-Based Payment” (FAS 123R) which is a revision of FAS 123 that supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). This statement requires all companies to measure and record compensation cost for all share-based payment awards (including employee stock options) at grant-date fair value. The Company adopted FAS 123R effective January 1, 2006. Prior to the adoption of FAS 123R, the Company accounted for its share-based compensation plans in accordance with APB 25. In accordance with APB 25, the Company did not recognize compensation expense for employee stock options in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying Ordinary Shares on the date of the grant. In addition, the Company did not recognize expenses related to its employee stock purchase plan (ESPP). Upon adopting FAS 123R on January 1, 2006, the Company was required to expense employee stock options and expenses related to its ESPP. FAS 123R also requires that the excess tax benefits of deductions resulting from the exercise of stock options be classified as cash flows from financing activities. Prior to the adoption of FAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows.

In adopting FAS 123R, the Company applied the modified prospective method and accordingly, prior period amounts have not been restated. Under this method, the Company recognized compensation expense for all share-based payments granted, modified, or settled after January 1, 2006, as well as for any awards that were granted prior to January 1, 2006 for which the requisite service had not been provided as of January 1, 2006 (i.e., unvested awards). Unvested awards are to be expensed consistent with the valuation used in previous disclosures of the pro forma effect of FAS 123. The Company uses the Black-Scholes option-pricing model to disclose the pro forma effect of FAS 123. With respect to awards granted after the adoption of FAS 123R, the Company is using the Black-Scholes option-pricing model to determine the fair value of share compensation.

The Company principally issues restricted stock grants and stock options on a graded vesting schedule. Prior to the adoption of FAS 123R, the Company recognized compensation cost for restricted stock grants with only service conditions that have a graded vesting schedule on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards. Upon adopting FAS 123R, the Company recognizes compensation costs for both restricted stock grants and stock options on this basis. Further, prior to the adoption of FAS 123R, forfeitures were recognized as they occurred. Upon adopting

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

FAS 123R, an estimate of future forfeitures is incorporated into the determination of compensation cost for both restricted stock grants and stock options. At January 1, 2006, the cumulative effect of this change in accounting principle was $4 million, net of income tax. This effect related to the recognition of expected forfeitures on restricted stock grants that had not vested as of January 1, 2006.

The following table outlines the Company’s net income available to holders of Ordinary Shares and diluted earnings per share for the three and six months ended June 30, 2005 had the compensation cost been determined in accordance with the fair value method recommended in FAS 123. The reported and pro forma net income and earnings per share for the three and six months ended June 30, 2006 are the same since share-based compensation expense is calculated under the provisions of FAS 123R. The amounts for the three and six months ended June 30, 2006 are included in the table below only to provide the detail for a comparative presentation to the three and six months ended June 30, 2005.

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
	(in millions of U.S. dollars, except per share data)
Net income available to holders of Ordinary Shares:
As reported	$562	$456	$1,040	$882
Add: Share-based compensation expense included in reported net income, net of income tax	15	13	31	22
Deduct: Compensation expense, net of income tax	15	17	31	29

Pro forma net income	$562	$452	$1,040	$875

Basic earnings per share:
As reported	$1.75	$1.61	$3.23	$3.11

Pro forma	$1.75	$1.59	$3.23	$3.08

Diluted earnings per share:
As reported	$1.72	$1.58	$3.18	$3.06

Pro forma	$1.72	$1.57	$3.18	$3.04

The adoption of FAS 123R resulted in incremental share-based compensation expense for the cost of stock options and shares issued under the ESPP of $5 million and $9 million, respectively, for the three and six months ended June 30, 2006, before and after tax, ($0.01 and $0.02, respectively, per basic and diluted share) that would not have otherwise been recognized. Prior to the adoption of FAS 123R, share-based compensation expense for restricted stock was recognized in net income. For the three and six months ended June 30, 2006, the expense for the restricted stock was $15 million and $31 million respectively ($10 million and $22 million, respectively, after tax).

Under the ACE Limited 2004 Long-Term Incentive Plan (the 2004 LTIP) a total of 15,000,000 Ordinary Shares of the Company are authorized to be issued pursuant to awards made as stock options, stock appreciation rights, stock units, performance shares, performance units, restricted stock and restricted stock units. The maximum number of shares that may be delivered to Participants and their beneficiaries under the 2004 LTIP shall be equal to the sum of: (i) 15,000,000 shares; and (ii) any shares that are represented by awards granted under the ACE Limited 1995 Long-Term Incentive Plan, the ACE Limited 1995 Outside Directors Plan, the ACE Limited 1998 Long-Term Incentive Plan, and the ACE Limited 1999 Replacement Long-Term Incentive Plan (the Prior Plans) that are forfeited, expired or are canceled after the effective date of the 2004 LTIP of February 25th, 2004, without delivery of shares or which result in the forfeiture of the shares back to the Company to the extent that

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

such shares would have been added back to the reserve under the terms of the applicable Prior Plan. As of June 30, 2006, a total of 11,428,169 shares remain available for future issuance under this plan.

At the Annual General Meeting, held on May 18, 2006, the Second Amendment to the ACE Limited ESPP was approved by shareholders. The Second Amendment of the ESPP increased the number of Ordinary Shares available for issuance under the ESPP by 1,500,000 shares (Additional Shares), which shares are in addition to the 1,500,000 (as adjusted to effect to the stock split in March, 1998) Ordinary Shares previously reserved under the ESPP. As of June 30, 2006, a total of 1,500,000 Ordinary Shares remain available for issuance under the ESPP.

Stock Options

The Company’s 2004 LTIP provides for grants of both incentive and non-qualified stock options principally at an option price per share of 100 percent of the fair market value of the Company’s Ordinary Shares on the date of grant. Stock options are generally granted with a 3-year vesting period and a 10-year term. The stock options vest in equal annual installments over the respective vesting period, which is also the requisite service period. Included in the beginning of period balance are 5-year cliff vest options of 100,000, 150,000 and 25,000 issued respectively in 2002, 2003 and 2004. There were 150,000 5-year cliff vest options granted in February 2006.

Included in the Company’s share-based compensation expense in the six months ended June 30, 2006 is the cost related to the unvested portion of the 2005, 2004 and 2003 stock option grants. The fair value of the stock options was estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time from grant to exercise date) was estimated using the historical exercise behavior of employees. For 2005 and prior options, expected volatility was based on historical volatility for a period equal to the stock option’s expected life, ending on the date of grant, and calculated on a monthly basis. For 2006 options, expected volatility was calculated as a blend of (a) historical volatility based on daily closing prices over a period equal to the expected life assumption, (b) long-term historical volatility based on daily closing prices over the period from ACE’s initial public trading date through the most recent quarter; and (c) implied volatility derived from ACE’s publicly traded options.

The fair value of the options issued is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants for the periods indicated:

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Dividend yield	1.74%	2.07%	1.63%	1.89%
Expected volatility	31.04%	22.36%	31.63%	22.36%
Risk free interest rate	4.39%	3.49%	4.60%	3.88%
Forfeiture rate	7.5%	5%	7.5%	5%
Expected life	6 years	4 years	6 years	4 years

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table shows, for the periods indicated, changes in the Company’s stock options:

	Three Months Ended June 30, 2006		Six Months Ended June 30, 2006
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding, beginning of period	13,320,252	$38.70	12,643,761	$36.53
Granted	34,690	$53.14	1,491,755	$56.30
Exercised	301,319	$34.75	939,183	$35.62
Forfeited	192,385	$36.76	335,095	$37.44

Options outstanding, end of period	12,861,238	$38.87	12,861,238	$38.87

Options exercisable, end of period	9,383,936	$35.40	9,383,936	$35.40

The weighted average remaining contractual term was 6.3 years for the stock options outstanding and 5.5 years for the stock options exercisable at June 30, 2006. The total intrinsic value was approximately $151 million for stock options outstanding and $143 million for stock options exercisable at June 30, 2006. The total intrinsic value for stock options exercised during the three and six months ended June 30, 2006 was approximately $6 million and $18 million, respectively. The weighted-average fair values for the stock options granted for the three and six months ended June 30, 2006 was $17.10 and $18.32, respectively.

The amount of cash received during the three and six months ended June 30, 2006 from the exercise of stock options was $10 million and $33 million, respectively.

Restricted Stock

The Company’s 2004 LTIP also provides for grants of restricted stock. The Company generally grants restricted stock with a 4-year vesting period, based on a graded vesting schedule. The restricted stock is granted at market close price on the date of grant. Included in the Company’s share-based compensation expense in the six months ended June 30, 2006 is a portion of the cost related to the unvested restricted stock granted in the years 2002 to 2006.

The following table shows, for the periods indicated, changes in the Company’s restricted stock:

	Three Months Ended June 30, 2006		Six Months Ended June 30, 2006
	Number of Restricted Stock	Weighted Average Grant-Date Fair Value	Number of Restricted Stock	Weighted Average Grant-Date Fair Value
Unvested restricted stock, beginning of period	3,777,490	$47.71	3,488,668	$41.26
Granted	57,152	$52.70	1,567,922	$56.22
Vested and issued	32,642	$41.17	1,110,846	$40.01
Forfeited	117,355	$46.27	261,099	$42.78

Unvested restricted stock, end of period	3,684,645	$47.89	3,684,645	$47.89

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Included in the above table are 96,200 performance-based restricted shares issued to executive officers, consisting of 50,200 target awards issued in 2006 and 46,000 target awards issued prior to 2006. With respect to the 2006 target awards, the performance goal is based on the achievement by ACE Limited of growth in GAAP book value exceeding the median growth of a specified peer group, according to a designated financial measure listed in the ACE Limited 2004 Long-Term Incentive Plan. The target awards are based on a graded vesting schedule over a 4-year period. If an installment does not vest because the initial one-year performance goal is missed, a re-measurement feature provides additional vesting opportunities based on cumulative performance over a series of extended measurement periods within the 4-year performance period. If performance measures are not achieved by the end of the 4-year performance period, related shares are forfeited. Excluded from the above table are premium awards granted in 2006 that provide the same executive officers an opportunity to earn up to an additional 50,200 shares based on the Company’s performance. The premium awards have similar vesting provisions as the target awards and performance is also measured based on the Company’s growth in GAAP book value relative to its peers. With respect to the 2006 premium awards, if cumulative performance is less than the peer group’s 65th percentile, no premium award will be earned. For performance between the 65th and 75th percentile, the premium will be interpolated between 50 percent and 100 percent of the number of actual shares earned from the target award. With respect to target awards granted prior to 2006, the performance measurement and vesting period is comparable to the 2006 target awards. The Company recognizes expense related to performance-based restricted shares based on an estimate of the restricted shares that will ultimately be earned. For the six months ended June 30, 2006, compensation expense was amortized for the 96,200 target awards but not the premium awards.

Under the provisions of FAS 123R, the recognition of deferred compensation, a contra-equity account representing the amount of unrecognized restricted stock expense that is reduced as expense is recognized, at the date restricted stock is granted is no longer permitted. Therefore, the amount of deferred compensation that had been in “Unearned stock grant compensation” was reclassified to “Additional paid-in capital” in the Company’s Consolidated Balance Sheet.

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

ESPP

The ESPP gives participating employees the right to purchase Ordinary Shares through payroll deductions during consecutive “Subscription Periods.” The ESPP has two six-month Subscription Periods that begin on January 1 and July 1 of each year. The amounts that have been collected from participants during a Subscription Period are used on the “Exercise Date” to purchase full shares of Ordinary Shares. An Exercise Date is generally the last trading day of a Subscription Period. The number of shares purchased is equal to the total amount, as of the Exercise Date, that has been collected from the participants through payroll deductions for that Subscription Period, divided by the Purchase Price, rounded down to the next full share. The “Purchase Price” is 85 percent of the lower of (1) the fair market value of an Ordinary Share on the first day of the Subscription Period, or (2) the fair market value of an Ordinary Share on the Exercise Date. Participants may withdraw from an offering before the exercise date and obtain a refund of the amounts withheld through payroll deductions. Included in the

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Company’s share-based compensation expense in the six months ended June 30, 2006 is a portion of the cost related to the estimated July 2006 ESPP offering.

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

As of June 30, 2006, unrecognized compensation expense related to the unvested portion of the Company’s Employee Share-Based Awards was approximately $146 million and is expected to be recognized over a weighted-average period of approximately 2.36 years.

The Company generally issues shares for the exercise of stock options, for restricted stock and shares under the ESPP from un-issued reserved shares.

4. Investments

a) Gross unrealized loss

As of June 30, 2006, there were approximately 10,824 fixed maturities in an unrealized loss position out of a total of 13,889 fixed maturities in the investment portfolio. The largest single unrealized loss for a fixed maturity security was $9 million. There were approximately 455 equity securities in an unrealized loss position out of a total of 944 equity securities in the investment portfolio. The largest single unrealized loss for an equity security was $3 million. There were no securities that had been in a loss position for the previous nine consecutive months with a market value of less than 80 percent of amortized cost, or cost for equity securities. Most of the fixed maturities in an unrealized loss position were investment grade securities for which fair value declined due to increases in interest rates from the date of purchase.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following tables summarize, for all securities in an unrealized loss position at June 30, 2006 and December 31, 2005 (including securities on loan), the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position.

	0 - 12 Months		Over 12 Months		Total
June 30, 2006	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of U.S. dollars)
U.S. Treasury and agency	$3,058	$(64.1)	$19	$(0.3)	$3,077	$(64.4)
Foreign	5,089	(115.7)	13	(0.3)	5,102	(116.0)
Corporate securities	7,999	(203.6)	34	(1.0)	8,033	(204.6)
Mortgage-backed securities	8,966	(195.6)	19	(0.4)	8,985	(196.0)
States, municipalities and political subdivisions	471	(7.5)	1	(0.1)	472	(7.6)

Total fixed maturities	25,583	(586.5)	86	(2.1)	25,669	(588.6)
Equities	621	(32.4)	—	—	621	(32.4)
Other investments	5	(1.9)	—	—	5	(1.9)

Total	$26,209	$(620.8)	$86	$(2.1)	$26,295	$(622.9)

	0 - 12 Months		Over 12 Months		Total
December 31, 2005	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of U.S. dollars)
U.S. Treasury and agency	$2,766	$(26.9)	$—	$—	$2,766	$(26.9)
Foreign	3,133	(30.0)	—	—	3,133	(30.0)
Corporate securities	6,465	(83.4)	116	(0.9)	6,581	(84.3)
Mortgage-backed securities	6,134	(74.9)	—	—	6,134	(74.9)
States, municipalities and political subdivisions	306	(2.9)	—	—	306	(2.9)

Total fixed maturities	18,804	(218.1)	116	(0.9)	18,920	(219.0)
Equities	520	(18.1)	—	—	520	(18.1)
Other investments	24	(1.6)	—	—	24	(1.6)

Total	$19,348	$(237.8)	$116	$(0.9)	$19,464	$(238.7)

b) Other- than- temporary impairments

The following table shows, for the periods indicated, the losses included in net realized gains (losses) as a result of conditions which caused the Company to conclude the decline in fair value of certain investments was “other-than-temporary”:

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
	(in millions of U.S. dollars)
Fixed maturities	$56	$4	$80	$24
Equity securities	4	1	6	2
Other investments	1	—	6	—

Total	$61	$5	$92	$26

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5. Debt

ACE INA senior notes

On May 8, 2006, ACE INA issued $300 million of 6.7 percent notes due May 15, 2036. These notes are redeemable at any time at ACE INA’s option subject to a “make-whole” premium plus 0.20 percent. The notes are also redeemable at par plus accrued and unpaid interest in the event of certain changes in tax law. These notes do not have the benefit of any sinking fund. These senior unsecured notes are guaranteed on a senior basis by the Company and they rank equally with all of the Company’s other senior obligations. They also contain a customary limitation on lien provisions as well as customary events of default provisions which, if breached, could result in the accelerated maturity of such senior debt.

6. Commitments, contingencies and guarantees

a) Other investments

The Company invests in limited partnerships with a carrying value of $183 million included in other investments. In connection with these investments, the Company has commitments that may require funding of up to $313 million over the next several years.

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

(ii) Subpoenas

On April 26, 2006, ACE reached a settlement with the Attorneys General of New York, Illinois and Connecticut and the New York Department of Insurance pursuant to which ACE received an Assurance of Discontinuance (AOD) from these authorities that no litigation will be filed by them against ACE relating to these regulators’ investigation of brokerage compensation practices (with limited exceptions as stated in the AOD), and ACE agreed to pay $80 million ($66 million after tax). Of that amount, $40 million was placed in a fund allocated for distribution to policyholders who execute a release of any claims they may have against ACE pertaining to allegations of antitrust and related legal violations; any sums remaining after the initial distribution may be used by ACE, as further described in the AOD, to satisfy any pending or other claims asserted by policyholders relating to excess casualty bid rigging or excess casualty steering allegations set forth in the AOD. The remaining $40 million was paid to the three settling Attorneys General as a penalty. These amounts were accrued and expensed in the period ended March 31, 2006.

ACE, its subsidiaries and affiliates have received numerous subpoenas, interrogatories, and civil investigative demands in connection with the pending investigations of insurance industry practices. These inquiries have been issued by a number of attorneys general, state departments of insurance, and state and federal regulatory

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

(iii) Business practice-related litigation

ACE, ACE INA Holdings, Inc. and ACE USA, along with a number of other insurers, were named in a series of federal putative nationwide class actions brought by insurance policyholders. The Judicial Panel on Multidistrict Litigation (JPML) consolidated these cases in the District of New Jersey. On August 1, 2005, plaintiffs in the New Jersey consolidated proceedings filed two consolidated amended complaints – one concerning commercial insurance and the other concerning employee benefit plans. The employee benefit plans litigation against ACE has been dismissed.

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

On February 13, 2006, plaintiffs filed motions to certify a class in the Commercial and Employee Benefits MDL cases. This motion has been fully briefed and is pending.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

All of these suits seek compensatory damages without specifying an amount. As a result, ACE cannot at this time estimate its potential costs related to these legal matters and accordingly no liability for compensatory damages has been established in the Consolidated Financial Statements. The six months ended June 30, 2006, includes approximately $2 million of investigation related legal expenses. As of June 30, 2006, ACE has incurred approximately $57 million for legal related fees since the investigations began.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7. Earnings per share

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
	(in millions of U.S. dollars, except share and per share data)
Numerator:
Net income before cumulative effect of a change in accounting principle	$573	$467	$1,058	$904
Dividends on Preferred Shares	(11)	(11)	(22)	(22)

Net income available to holders of Ordinary Shares before cumulative effect of a change in accounting principle	562	456	1,036	882
Cumulative effect of a change in accounting principle	—	—	4	—

Net income available to holders of Ordinary Shares	$562	$456	$1,040	$882

Denominator:
Denominator for basic earnings per share:
Weighted average shares outstanding	321,430,985	283,972,257	321,271,345	283,595,386
Denominator for diluted earnings per share:
Share-based compensation plans	4,699,533	4,478,907	4,960,755	4,577,133

Adjusted weighted average shares outstanding and assumed conversions	326,130,518	288,451,164	326,232,100	288,172,519

Basic earnings per share:
Earnings per share before cumulative effect of a change in accounting principle	$1.75	$1.61	$3.22	$3.11
Cumulative effect of a change in accounting principle	—	—	.01	—

Earnings per share	$1.75	$1.61	$3.23	$3.11

Diluted earnings per share:
Earnings per share before cumulative effect of a change in accounting principle	$1.72	$1.58	$3.17	$3.06
Cumulative effect of a change in accounting principle	—	—	.01	—

Earnings per share	$1.72	$1.58	$3.18	$3.06

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

8. Information provided in connection with outstanding debt of subsidiaries

The following tables present condensed consolidating financial information at June 30, 2006 and December 31, 2005 and for the three and six months ended June 30, 2006 and 2005, for ACE Limited (the Parent Guarantor) and its “Subsidiary Issuer”, ACE INA Holdings, Inc. The Subsidiary Issuer is an indirect wholly-owned subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings. The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuer.

Condensed Consolidating Balance Sheet at June 30, 2006

(in millions of U.S. dollars)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	ACE Limited Consolidated
Assets
Investments	$71	$17,790	$16,502	$—	$34,363
Cash	26	263	263	—	552
Insurance and reinsurance balances receivable	—	2,995	946	—	3,941
Reinsurance recoverable	—	14,932	338	—	15,270
Goodwill	—	2,226	477	—	2,703
Investments in subsidiaries	12,585	—	—	(12,585)	—
Due from (to) subsidiaries and affiliates, net	419	(308)	308	(419)	—
Other assets	24	5,897	2,640	—	8,561

Total assets	$13,125	$43,795	$21,474	$(13,004)	$65,390

Liabilities
Unpaid losses and loss expenses	$—	$26,543	$9,021	$—	$35,564
Unearned premiums	—	5,343	1,620	—	6,963
Future policy benefits for life and annuity contracts	—	—	521	—	521
Short-term debt	500	300	—	—	800
Long-term debt	—	1,370	250	—	1,620
Trust preferred securities	—	309	—	—	309
Other liabilities	159	4,558	2,430	—	7,147

Total liabilities	659	38,423	13,842	—	52,924

Total shareholders’ equity	12,466	5,372	7,632	(13,004)	12,466

Total liabilities and shareholders’ equity	$13,125	$43,795	$21,474	$(13,004)	$65,390

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)	Includes ACE Limited parent company eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Balance Sheet at December 31, 2005

(in millions of U.S. dollars)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	ACE Limited Consolidated
Assets
Investments	$100	$16,448	$15,294	$—	$31,842
Cash	20	276	216	—	512
Insurance and reinsurance balances receivable	—	2,521	822	—	3,343
Reinsurance recoverable	—	14,469	994	—	15,463
Goodwill	—	2,226	477	—	2,703
Investments in subsidiaries	11,977	—	—	(11,977)	—
Due from (to) subsidiaries and affiliates, net	389	(307)	307	(389)	—
Other assets	22	5,364	3,191	—	8,577

Total assets	$12,508	$40,997	$21,301	$(12,366)	$62,440

Liabilities
Unpaid losses and loss expenses	$—	$25,462	$9,593	$—	$35,055
Unearned premiums	—	4,427	1,457	—	5,884
Future policy benefits for life and annuity contracts	—	—	521	—	521
Short-term debt	—	300	—	—	300
Long-term debt	500	1,061	250	—	1,811
Trust preferred securities	—	309	—	—	309
Other liabilities	196	4,302	2,250	—	6,748

Total liabilities	696	35,861	14,071	—	50,628

Total shareholders’ equity	11,812	5,136	7,230	(12,366)	11,812

Total liabilities and shareholders’ equity	$12,508	$40,997	$21,301	$(12,366)	$62,440

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)	Includes ACE Limited parent company eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statement of Operations

For the three months ended June 30, 2006

(in millions of U.S. dollars)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	ACE Limited Consolidated
Net premiums written	$—	$1,645	$1,421	$—	$3,066
Net premiums earned	—	1,635	1,271	—	2,906
Net investment income	3	192	195	—	390
Equity in earnings of subsidiaries	580	—	—	(580)	—
Net realized gains (losses)	26	2	(35)	—	(7)
Losses and loss expenses	—	1,018	730	—	1,748
Life and annuity benefits	—	3	31	—	34
Policy acquisition costs and administrative expenses	32	415	331	(10)	768
Interest expense	1	38	3	3	45
Other (income) expense	—	2	(15)	—	(13)
Income tax expense	3	127	4	—	134

Net income	$573	$226	$347	$(573)	$573

Condensed Consolidating Statement of Operations

For the three months ended June 30, 2005

(in millions of U.S. dollars)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	ACE Limited Consolidated
Net premiums written	$—	$1,746	$1,163	$—	$2,909
Net premiums earned	—	1,759	1,162	—	2,921
Net investment income	—	158	147	—	305
Equity in earnings of subsidiaries	558	—	—	(558)	—
Net realized gains (losses)	(52)	23	61	—	32
Losses and loss expenses	—	1,129	714	—	1,843
Life and annuity benefits	—	1	37	—	38
Policy acquisition costs and administrative expenses	33	419	305	(12)	745
Interest expense	6	31	6	—	43
Other (income) expense	—	1	(7)	—	(6)
Income tax expense	—	109	19	—	128

Net income	$467	$250	$296	$(546)	$467

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)	Includes ACE Limited parent company eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statement of Operations

For the six months ended June 30, 2006

(in millions of U.S. dollars)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	ACE Limited Consolidated
Net premiums written	$—	$3,458	$2,918	$—	$6,376
Net premiums earned	—	3,209	2,502	—	5,711
Net investment income	4	381	374	—	759
Equity in earnings of subsidiaries	1,070	—	—	(1,070)	—
Net realized gains (losses)	52	11	(63)	—	—
Losses and loss expenses	—	1,979	1,449	—	3,428
Life and annuity benefits	—	5	57	—	62
Policy acquisition costs and administrative expenses	61	896	651	(21)	1,587
Interest expense	2	76	2	8	88
Other (income) expense	—	5	(26)	—	(21)
Income tax expense	5	244	19	—	268
Cumulative effect of a change in accounting principle	4	—	—	—	4

Net income	$1,062	$396	$661	$(1,057)	$1,062

Condensed Consolidating Statement of Operations

For the six months ended June 30, 2005

(in millions of U.S. dollars)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	ACE Limited Consolidated
Net premiums written	$—	$3,738	$2,537	$—	$6,275
Net premiums earned	—	3,437	2,361	—	5,798
Net investment income	—	300	290	—	590
Equity in earnings of subsidiaries	1,039	—	—	(1,039)	—
Net realized gains (losses)	(57)	40	35	—	18
Losses and loss expenses	—	2,202	1,430	—	3,632
Life and annuity benefits	—	1	72	—	73
Policy acquisition costs and administrative expenses	66	835	586	(18)	1,469
Interest expense	12	63	12	(2)	85
Other (income) expense	—	1	(12)	—	(11)
Income tax expense	—	212	42	—	254

Net income	$904	$463	$556	$(1,019)	$904

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)	Includes ACE Limited parent company eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the six months ended June 30, 2006

(in millions of U.S. dollars)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	ACE Limited Consolidated
Net cash flows from (used for) operating activities	$(92)	$1,128	$932	$1,968

Cash flows from (used for) investing activities
Purchases of fixed maturities available for sale	9	(6,728)	(15,319)	(22,038)
Purchases of fixed maturities held to maturity	—	(404)	(3)	(407)
Purchases of equity securities	—	(240)	(120)	(360)
Sales and maturities of fixed maturities available for sale	—	5,407	14,455	19,862
Sales of equity securities	—	263	272	535
Maturities and redemptions of fixed maturities held to maturity	—	312	22	334
Net proceeds from the settlement of investment derivatives	48	—	(28)	20
Dividends received from subsidiaries	137	—	(137)	—
Other	(5)	(12)	(27)	(44)

Net cash flows from (used for) investing activities	$189	$(1,402)	$(885)	$(2,098)

Cash flows from (used for) financing activities
Dividends paid on Ordinary Shares	(148)	—	—	(148)
Dividends paid on Preferred Shares	(22)	—	—	(22)
Net proceeds from issuance of long term debt	—	298	—	298
Proceeds from exercise of options for Ordinary Shares	33	—	—	33
Proceeds from Ordinary Shares issued under ESPP	4	—	—	4
Advances (to) from affiliates	42	(42)	—	—

Net cash flows from (used for) financing activities	$(91)	$256	$—	$165

Effect of foreign currency rate changes on cash and cash equivalents	$—	$5	$—	$5

Net increase (decrease) in cash	6	(13)	47	40
Cash – beginning of period	20	276	216	512

Cash – end of period	$26	$263	$263	$552

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the six months ended June 30, 2005

(in millions of U.S. dollars)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	ACE Limited Consolidated
Net cash flows from operating activities	$24	$1,267	$1,015	$2,306

Cash flows from (used for) investing activities
Purchases of fixed maturities available for sale	24	(6,760)	(7,483)	(14,219)
Purchases of equity securities	—	(177)	(166)	(343)
Sales and maturities of fixed maturities available for sale	—	5,551	6,710	12,261
Sales of equity securities	—	134	78	212
Maturities and redemptions of fixed maturities held to maturity	—	—	73	73
Net proceeds from the settlement of investment derivatives	(57)	—	14	(43)
Capitalization of subsidiaries	(100)	100	—	—
Dividends received from subsidiaries	275	—	(275)	—
Other	—	128	(125)	3

Net cash flows from (used for) investing activities	$142	$(1,024)	$(1,174)	$(2,056)

Cash flows from (used for) financing activities
Dividends paid on Ordinary Shares	(120)	—	—	(120)
Dividends paid on Preferred Shares	(22)	—	—	(22)
Net proceeds from short-term debt	—	—	1	1
Proceeds from exercise of options for Ordinary Shares	60	—	—	60
Proceeds from Ordinary Shares issued under ESPP	4	—	—	4
Advances (to) from affiliates	(80)	(166)	246	—

Net cash flows from (used for) financing activities	$(158)	$(166)	$247	$(77)

Effect of foreign currency rate changes on cash and cash equivalents	$—	$(14)	$(6)	$(20)

Net increase in cash	8	63	82	153
Cash – beginning of period	6	225	267	498

Cash – end of period	$14	$288	$349	$651

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.

9. Segment information

The Company operates through the following business segments: Insurance – North American, Insurance – Overseas General, Global Reinsurance, Financial Services and Life Insurance and Reinsurance. These segments

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

distribute their products through various forms of brokers and agencies. Insurance – North American, Insurance – Overseas General and Global Reinsurance utilize direct marketing programs to reach clients. Additionally, Insurance – North American has formed internet distribution channels for some of its products. Global Reinsurance, Financial Services and Life Insurance and Reinsurance have established relationships with reinsurance intermediaries.

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

Corporate and other includes ACE Limited and ACE INA Holdings, Inc. (Corporate) and intercompany eliminations. In addition, included in losses and loss expenses for the six months ended June 30, 2006 and 2005 are losses incurred in connection with the commutation of ceded reinsurance contracts that resulted from a differential between the consideration received from reinsurers and the related reduction of reinsurance

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

recoverables, principally related to the time value of money. Due to the Company’s initiatives to reduce reinsurance recoverable balances and thereby encourage such commutations, losses recognized in connection with the commutation of ceded reinsurance contracts are generally not considered when assessing segment performance and accordingly, are directly allocated to Corporate. Accordingly, the effect of the related loss reserve development on net income is reported within Corporate.

For segment reporting purposes, certain items have been presented in a different manner than in the consolidated financial statements. The following tables summarize the operations by segment for the periods indicated.

Statement of Operations by Segment

For the three months ended June 30, 2006

(in millions of U.S. dollars)

	Insurance – North American	Insurance – Overseas General	Global Reinsurance	Financial Services	Life Insurance and Reinsurance	Corporate and Other	ACE Consolidated
Gross premiums written	$2,612	$1,485	$417	$3	$66	$—	$4,583
Net premiums written	1,498	1,083	415	4	66	—	3,066
Net premiums earned	1,336	1,086	387	31	66	—	2,906
Losses and loss expenses	934	585	197	32	—	—	1,748
Life and annuity benefits	—	—	—	—	34	—	34
Policy acquisition costs	119	219	84	2	4	—	428
Administrative expenses	121	152	18	4	8	37	340

Underwriting income (loss)	162	130	88	(7)	20	(37)	356

Net investment income	175	91	55	37	9	23	390
Net realized gains (losses)	(29)	4	(3)	(3)	(1)	25	(7)
Interest expense	5	—	—	—	—	40	45
Other (income) expense	1	—	—	(14)	—	—	(13)
Income tax expense (benefit)	88	44	8	5	—	(11)	134

Net income (loss)	$214	$181	$132	$36	$28	$(18)	$573

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Statement of Operations by Segment

For the three months ended June 30, 2005

(in millions of U.S. dollars)

	Insurance – North American	Insurance – Overseas General	Global Reinsurance	Financial Services	Life Insurance and Reinsurance	Corporate and Other	ACE Consolidated
Gross premiums written	$2,344	$1,425	$369	$15	$60	$—	$4,213
Net premiums written	1,412	1,059	363	15	60	—	2,909
Net premiums earned	1,319	1,078	372	92	60	—	2,921
Losses and loss expenses	948	609	206	70	—	10	1,843
Life and annuity benefits	—	—	—	—	38	—	38
Policy acquisition costs	130	216	77	1	5	—	429
Administrative expenses	111	140	16	7	3	39	316

Underwriting income (loss)	130	113	73	14	14	(49)	295

Net investment income	142	80	40	30	10	3	305
Net realized gains (losses)	14	34	6	3	27	(52)	32
Interest expense	5	—	—	—	—	38	43
Other (income) expense	1	5	1	(13)	—	—	(6)
Income tax expense (benefit)	81	49	9	7	(1)	(17)	128

Net income (loss)	$199	$173	$109	$53	$52	$(119)	$467

Statement of Operations by Segment

For the six months ended June 30, 2006

(in millions of U.S. dollars)

	Insurance – North American	Insurance – Overseas General	Global Reinsurance	Financial Services	Life Insurance and Reinsurance	Corporate and Other	ACE Consolidated
Gross premiums written	$4,824	$3,069	$1,021	$53	$127	$—	$9,094
Net premiums written	2,952	2,229	1,015	53	127	—	6,376
Net premiums earned	2,634	2,125	758	67	127	—	5,711
Losses and loss expenses	1,809	1,151	394	73	—	1	3,428
Life and annuity benefits	—	—	—	—	62	—	62
Policy acquisition costs	262	413	160	4	10	—	849
Administrative expenses	236	297	32	5	15	153	738

Underwriting income (loss)	327	264	172	(15)	40	(154)	634

Net investment income	343	176	103	72	19	46	759
Net realized gains (losses)	(35)	8	(9)	(3)	(9)	48	—
Interest expense	10	—	—	—	—	78	88
Other (income) expense	—	6	1	(28)	—	—	(21)
Income tax expense (benefit)	176	100	20	9	(1)	(36)	268
Cumulative effect of a change in accounting principle	—	—	—	—	—	4	4

Net income (loss)	$449	$342	$245	$73	$51	$(98)	$1,062

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Statement of Operations by Segment

For the six months ended June 30, 2005

(in millions of U.S. dollars)

	Insurance – North American	Insurance – Overseas General	Global Reinsurance	Financial Services	Life Insurance and Reinsurance	Corporate and Other	ACE Consolidated
Gross premiums written	$4,494	$3,059	$905	$178	$120	$—	$8,756
Net premiums written	2,837	2,252	890	176	120	—	6,275
Net premiums earned	2,604	2,164	728	182	120	—	5,798
Losses and loss expenses	1,840	1,219	411	153	—	9	3,632
Life and annuity benefits	—	—	—	—	73	—	73
Policy acquisition costs	247	407	150	3	10	—	817
Administrative expenses	222	286	31	11	7	95	652

Underwriting income (loss)	295	252	136	15	30	(104)	624

Net investment income	273	154	79	62	19	3	590
Net realized gains (losses)	3	52	—	9	11	(57)	18
Interest expense	10	—	1	—	—	74	85
Other (income) expense	1	11	2	(25)	—	—	(11)
Income tax expense (benefit)	161	101	18	13	(1)	(38)	254

Net income (loss)	$399	$346	$194	$98	$61	$(194)	$904

Underwriting assets for property and casualty and financial services are reviewed in total by management for purposes of decision-making. The Company does not allocate assets to its segments. Assets are specifically identified for our life reinsurance operations and corporate holding companies, including ACE Limited and ACE INA Holdings.

The following table summarizes the identifiable assets at June 30, 2006 and December 31, 2005.

	June 30 2006	December 31 2005
	(in millions of U.S. dollars)
Life reinsurance	$858	$764
Corporate	2,346	2,172
All other	62,186	59,504

Total assets	$65,390	$62,440

The following tables summarize the net premiums earned of each segment by product offering for the periods indicated.

	Property & Casualty	Life & Personal Accident	Financial Services	ACE Consolidated
	(in millions of U.S. dollars)
Three Months Ended June 30, 2006
Insurance – North American	$1,286	$50	$—	$1,336
Insurance – Overseas General	779	307	—	1,086
Global Reinsurance	387	—	—	387
Financial Services	—	—	31	31
Life Insurance and Reinsurance	—	66	—	66

	$2,452	$423	$31	$2,906

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Property & Casualty	Life & Personal Accident	Financial Services	ACE Consolidated
	(in millions of U.S. dollars)
Three Months Ended June 30, 2005
Insurance – North American	$1,274	$45	$—	$1,319
Insurance – Overseas General	810	268	—	1,078
Global Reinsurance	372	—	—	372
Financial Services	—	—	92	92
Life Insurance and Reinsurance	—	60	—	60

	$2,456	$373	$92	$2,921

Six Months Ended June 30, 2006
Insurance – North American	$2,535	$99	$—	$2,634
Insurance – Overseas General	1,531	594	—	2,125
Global Reinsurance	758	—	—	758
Financial Services	—	—	67	67
Life Insurance and Reinsurance	—	127	—	127

	$4,824	$820	$67	$5,711

Six Months Ended June 30, 2005
Insurance – North American	$2,512	$92	$—	$2,604
Insurance – Overseas General	1,644	520	—	2,164
Global Reinsurance	728	—	—	728
Financial Services	—	—	182	182
Life Insurance and Reinsurance	—	120	—	120

	$4,884	$732	$182	$5,798

The following table summarizes the Company’s gross premiums written by geographic region for the periods indicated. Allocations have been made on the basis of location of risk.

Six Months Ended	North America	Europe	Australia & New Zealand	Asia Pacific	Latin America
June 30, 2006	62%	25%	2%	7%	4%
June 30, 2005	61%	25%	2%	8%	4%

10. Subsequent event

On July 3, 2006, the Company completed the sale of ACE American Reinsurance Company (AARe), Brandywine Reinsurance Company (UK) Ltd (BRUK), and Brandywine Reinsurance Company SANV to Randall & Quilter Investment Holdings Limited (R&Q). The sale of AARe was approved by the Pennsylvania Insurance Department on July 3, 2006 and the sale of BRUK was approved by the Financial Services Authority of the United Kingdom on February 27, 2006. Accordingly, the results of the sale will be recorded in the Company’s third quarter financial statements. The sale transaction required a number of pre-closing transactions including the commutation of certain affiliate reinsurance agreements.

The three companies were sold with total loss and LAE reserves of approximately $800 million, reinsurance recoverables, net of bad debt provision, of approximately $330 million, cash of approximately $500 million, and other liabilities, net of other assets, of approximately $50 million. As part of the sale, the Company principally received a $5 million interest bearing note from R&Q plus contingent consideration in the form of preference shares issued by R&Q with a total potential benefit of $15 million, depending upon the performance of BRUK

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

and AARe. The Company will not recognize the contingent consideration until its receipt is assured. The actual gain or loss on sale will be determined pursuant to the completion of final balance sheets of the three companies sold in the 75 days following closing as specified by settlement provisions in the sale agreement. Financial results related to the transferred business are included in the Insurance-North American segment.

As part of the transaction, a subsidiary of the Company issued an aggregate reinsurance agreement to AARe providing 70 percent coverage of up to $50 million in losses above net reserves, including the provision for bad debts, held by AARe on July 3, 2006. The coverage is payable at 70 percent of post-closing aggregate paid losses in excess of the reserves transferred on July 3, 2006 up to a limit of $35 million, but only if and to the extent that AARe surplus drops below $25 million. With respect to BRUK, ACE affiliates have historically guaranteed certain of its obligations. The sale transaction terms require that R&Q seek replacement of ACE as guarantor of these BRUK obligations. If this guarantee is not removed within 120 days, R&Q has agreed to deposit $750,000 in trust for the benefit of ACE and shall further provide ACE a guarantee with respect to such obligations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations, financial condition, and liquidity and capital resources as of and for the three and six months ended June 30, 2006. Our results of operations and cash flows for any interim period are not necessarily indicative of our results for the full year. This discussion should be read in conjunction with our Consolidated Financial Statements and related notes and our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

For more information refer to “Overview” included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2005.

Insurance Industry Investigations and Related Matters

On April 26, 2006, ACE reached a settlement with the Attorneys General of New York, Illinois and Connecticut and the New York Department of Insurance pursuant to which ACE received an Assurance of Discontinuance (AOD) from these authorities that no litigation will be filed by them against ACE relating to these regulators’ investigation of brokerage compensation practices (with limited exceptions as stated in the AOD), and ACE agreed to pay $80 million ($66 million after tax). Of that amount, $40 million was placed in a fund allocated for distribution to policyholders who execute a release of any claims they may have against ACE pertaining to allegations of antitrust and related legal violations; any sums remaining after the initial distribution may be used by ACE, as further described in the AOD, to satisfy any pending or other claims asserted by policyholders relating to excess casualty bid rigging or excess casualty steering allegations set forth in the AOD. The remaining $40 million was paid to the three settling Attorneys General as a penalty.

For more information on the insurance industry investigations and related matters, refer to Note 6 b) of our Consolidated Financial Statements.

Results of Operations – Three and Six Months Ended June 30, 2006 and 2005

The discussions that follow include tables, which show both our consolidated and segment operating results for the three and six months ended June 30, 2006 and 2005. In presenting our segment operating results, we have discussed our performance with reference to underwriting results, which is a non-GAAP measure. We consider this measure, which may be defined differently by other companies, to be important in understanding our overall results of operations. Underwriting results are calculated by subtracting losses and loss expenses, life and annuity benefits, policy acquisition costs and administrative expenses from net premiums earned. We use underwriting results and operating ratios to monitor the results of our operations without the impact of certain factors, including net investment income, other (income) expense, interest expense, income tax expense and net realized gains (losses). We believe the use of these measures enhances the understanding of our results of operations by highlighting the underlying profitability of our insurance business. Underwriting results should not be viewed as a substitute for measures determined in accordance with GAAP.

Consolidated Operating Results

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
	(in millions of U.S. dollars)
Net premiums written	$3,066	$2,909	$6,376	$6,275
Net premiums earned	2,906	2,921	5,711	5,798
Net investment income	390	305	759	590
Net realized gains (losses)	(7)	32	—	18

Total revenues	$3,289	$3,258	$6,470	$6,406

Losses and loss expenses	1,748	1,843	3,428	3,632
Life and annuity benefits	34	38	62	73
Policy acquisition costs	428	429	849	817
Administrative expenses	340	316	738	652
Interest expense	45	43	88	85
Other income	(13)	(6)	(21)	(11)

Total expenses	$2,582	$2,663	$5,144	$5,248

Income before income tax	707	595	1,326	1,158
Income tax expense	134	128	268	254
Cumulative effect of a change in accounting principle	—	—	4	—

Net income	$573	$467	$1,062	$904

Net premiums written, which reflect the premiums we retain after purchasing reinsurance protection, increased five percent and two percent in the three and six months ended June 30, 2006, respectively, compared with the same periods in 2005. Our P&C business (which excludes the Life Insurance and Reinsurance, and Financial Services segments) increased six percent and four percent in the current periods. These increases were primarily driven by growth in the Global Reinsurance segment’s U.S. P&C reinsurance business and commercial property, workers’ compensation and specialty casualty lines of business at ACE USA. In general, we have seen improved market conditions for catastrophe-related lines in the U.S., while Europe and the U.K. continue to lack any significant momentum in this area due to adequate industry underwriting results in those regions. On the U.S. casualty side, terms and conditions are adequate although this favorable underwriting environment may put pressure on rates in the near-term.

ACE conducts business internationally and in most major foreign currencies. The following table summarizes the approximate effect of changes in foreign currency exchange rates on the growth of P&C net premiums written and earned for the periods indicated.

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Net premiums written:
Growth in original currency	6.8%	5.3%
Foreign exchange effect	(1.0)%	(1.7)%

Growth as reported in U.S. dollars	5.8%	3.6%

Net premiums earned:
Growth in original currency	2.3%	1.7%
Foreign exchange effect	(0.9)%	(1.3)%

Growth as reported in U.S. dollars	1.4%	0.4%

The following table provides a consolidated breakdown of net premiums earned by line of business for the periods indicated.

	Three Months Ended June 30				Six Months Ended June 30
	2006	% of total	2005	% of total	2006	% of total	2005	% of total
	(in millions of U.S. dollars)
Property and all other	$779	27%	$804	27%	$1,522	27%	$1,621	28%
Casualty	1,673	58%	1,652	57%	3,302	58%	3,263	56%
Personal accident (A&H)	357	12%	313	11%	693	12%	612	11%

Total P&C	2,809	97%	2,769	95%	5,517	97%	5,496	95%
Life	66	2%	60	2%	127	2%	120	2%
Financial Services	31	1%	92	3%	67	1%	182	3%

Net premiums earned	$2,906	100%	$2,921	100%	$5,711	100%	$5,798	100%

Net premiums earned reflect the portion of net premiums written that were recorded as revenues for the period as the exposure period expires. Net premiums earned for our P&C business were stable in the three and six months ended June 30, 2006, compared with the same periods in 2005. Net premiums earned in our life operations continued to grow during the current periods, benefiting from increased variable annuity business and growth of life insurance business in Asia. Our Financial Services business reported significant decreases in net premiums earned for the current periods due to a decline in underwriting opportunities in some lines of business and the non-renewal of certain accounts, primarily during the first quarter of 2006.

Net investment income increased 28 percent and 29 percent in the three and six months ended June 30, 2006, respectively, compared with the same periods in 2005. The increase in net investment income was primarily due to positive operating cash flows and proceeds from our public offering in October 2005, which have resulted in a higher overall average invested asset base.

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

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Loss and loss expense ratio	61.6%	64.4%	61.4%	63.9%
Policy acquisition cost ratio	14.9%	14.8%	15.0%	14.2%
Administrative expense ratio	11.7%	10.9%	12.9%	11.4%
Combined ratio	88.2%	90.1%	89.3%	89.5%

Our loss and loss expense ratio decreased in the three and six months ended June 30, 2006, compared with the same periods in 2005, primarily due to changes in business mix. The following table shows the impact of catastrophe losses and prior period development on our loss and loss expense ratio for the periods indicated.

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Loss and loss expense ratio, as reported	61.6%	64.4%	61.4%	63.9%
Catastrophe losses	(0.1)%	—	(0.1)%	(0.1)%
Prior period development	0.5%	(0.7)%	0.8%	(0.9)%

Loss and loss expense ratio, adjusted	62.0%	63.7%	62.1%	62.9%

We experienced net catastrophe losses of $2 million and $5 million in three and six months ended June 30, 2006, respectively, compared with net catastrophe losses of nil and $3 million in the three and six months ended June 30, 2005, respectively.

Prior period development arises from changes to loss estimates recognized in the current year that relate to loss reserves first reported in previous calendar years and excludes the effect of losses from the development of earned premium from previous accident years. For purposes of analysis and disclosure, management views prior period development to be changes in the nominal value of loss estimates from period to period and excludes changes in loss estimates that do not arise from the emergence of claims, such as those related to uncollectible reinsurance, interest, or foreign currency. Accordingly, specific items excluded from prior period development include the following: gains/losses related to foreign currency translation that affect both the valuation of unpaid losses and loss expenses and losses incurred; losses recognized from the early termination or commutation of reinsurance agreements that principally relate to the time value of money; changes in the value of reinsurance business assumed reflected in losses incurred but principally related to the time value of money and losses that arise from changes in estimates of earned premiums from prior accident years. We experienced $14 million and $46 million of net favorable prior period development in the three and six months ended June 30, 2006, respectively, compared with net adverse prior period development of $19 million and $49 million in the same periods in 2005, respectively. The favorable prior period development in the quarter ended June 30, 2006 was the net result of several underlying favorable and adverse movements. Amongst these movements was net adverse development of $45 million ($30 million after tax) on catastrophe losses primarily arising from 2005 hurricanes. We also had reserve releases in other short-tail lines. Due to the magnitude and nature of these events, the process of estimating and reserving for the associated losses is centrally managed. In the following sections, the other prior period movements within each reporting segment are discussed in more detail.

Our policy acquisition costs include commissions, premium taxes, underwriting and other costs that vary with, and are primarily related to, the production of premium. Policy acquisition costs ratio increased primarily due to changes in business mix. Administrative expenses include all other operating costs. For the six months ended June 30, 2006, administrative expenses include $80 million (recorded in the first quarter of 2006) related to the settlement with certain governmental agencies from their investigations of various insurance industry business practices. Administrative expenses for the three and six months ended June 30, 2006, also include nil and $2 million, respectively, of legal fees in connection with the investigations compared with $4 million and $35 million for the same periods in 2005, respectively. In adopting the FASB’s FAS 123 (Revised) “Share-Based Payment”, we recorded an expense of $5 million and $9 million in the three and six months ended June 30, 2006, respectively (for more information, refer to Note 3 of our Consolidated Financial Statements). Our administrative expense ratio increased primarily due to increased costs to support growth areas and the settlement.

Our effective tax rate on net income, which we calculate as income tax expense divided by income before income tax, was 19 percent and 20 percent in the three and six months ended June 30, 2006, respectively, compared with 22 percent for the same periods in 2005. A higher proportion of our net income for the current periods was earned in lower-tax paying jurisdictions. The three and six months ended June 30, 2005, included tax benefits related to the American Jobs Creation Act of $19 million and $27 million, respectively. No such benefit existed in the current periods.

Segment Operating Results – Six Months Ended June 30, 2006 and 2005

Our business consists of five segments: Insurance – North American, Insurance – Overseas General, Global Reinsurance, Financial Services, and Life Insurance and Reinsurance. For more information refer to “Segment Information” included under Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2005.

Insurance – North American

The Insurance – North American segment comprises our P&C operations in the U.S., Canada and Bermuda. This segment includes the operations of ACE USA (including ACE Canada), ACE Westchester Specialty and ACE Bermuda.

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
	(in millions of U.S. dollars)
Net premiums written	$1,498	$1,412	$2,952	$2,837
Net premiums earned	1,336	1,319	2,634	2,604
Losses and loss expenses	934	948	1,809	1,840
Policy acquisition costs	119	130	262	247
Administrative expenses	121	111	236	222

Underwriting income	$162	$130	$327	$295

Net investment income	175	142	343	273
Net realized gains (losses)	(29)	14	(35)	3
Interest expense	5	5	10	10
Other expense	1	1	—	1
Income tax expense	88	81	176	161

Net income	$214	$199	$449	$399

Loss and loss expense ratio	69.9%	71.9%	68.7%	70.7%
Policy acquisition cost ratio	8.9%	9.8%	9.9%	9.5%
Administrative expense ratio	9.1%	8.4%	9.0%	8.5%
Combined ratio	87.9%	90.1%	87.6%	88.7%

Net premiums written for the Insurance – North American segment increased six percent and four percent in the three and six months ended June 30, 2006, respectively, compared with the same periods in 2005. For the current quarter, the increase was driven by production gains at ACE USA, ACE Bermuda and ACE Westchester Specialty. ACE USA, this segment’s U.S. based retail division, experienced increased submission levels (requests for quotes) and new business opportunities across several lines. Increased production was reported in commercial property, small and middle market workers’ compensation, and specialty casualty lines of business, including management liability (D&O), medical risk, surety and environmental liability lines of business, partially offset by a decline in production in the large account risk management unit. ACE Bermuda’s current quarter increase in net premiums written was primarily driven by excess property and liability business. ACE Westchester Specialty reported higher production of wholesale professional risk business. For the six months ended June 30, 2006, the increase in Insurance - North American’s net premiums written was primarily driven by ACE USA’s commercial property and small and middle market workers’ compensation businesses, partially offset by a decrease in crop/hail business at ACE Westchester Specialty. With respect to ACE Westchester Specialty’s crop/hail business, during the first quarter of each year the previous crop-year is settled, based on actual experience – the increase to net premiums written was lower in 2006 compared with 2005.

The following two tables provide a line of business and entity/divisional breakdown of Insurance – North American’s net premiums earned for the periods indicated.

	Three Months Ended June 30				Six Months Ended June 30
	2006	% of total	2005	% of total	2006	% of total	2005	% of total
	(in millions of U.S. dollars)
Property and all other	$284	21%	$334	25%	$551	21%	$654	25%
Casualty	1,002	75%	940	71%	1,984	75%	1,858	71%
Personal accident (A&H)	50	4%	45	4%	99	4%	92	4%

Net premiums earned	$1,336	100%	$1,319	100%	$2,634	100%	$2,604	100%

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
	(in millions of U.S. dollars)
ACE USA	$902	$866	$1,787	$1,714
ACE Westchester Specialty	332	356	650	688
ACE Bermuda	102	97	197	202

Net premiums earned	$1,336	$1,319	$2,634	$2,604

ACE USA’s net premiums earned increased four percent in the three and six months ended June 30, 2006, compared with the same periods in 2005. The increases for the current periods were primarily driven by growth in casualty lines over the last year. ACE Comp Group has experienced several quarters of production growth in workers’ compensation coverage offered to small and middle market clients. ACE USA’s professional liability and medical liability businesses also contributed to the increase in net premiums earned. ACE Risk Management reported declines in net premiums earned. Also partially offsetting the increases in net premiums earned for the six months ended June 30, 2006, were declines in net premiums earned in aerospace, property and recreational marine lines at ACE International & Specialty.

ACE Westchester Specialty’s net premiums earned decreased seven percent and six percent in the three and six months ended June 30, 2006, respectively, compared with the same periods in 2005. The decreases were primarily due to a decline in production in property business combined with an adjustment in the first quarter of 2006 in our earned premium recognition pattern to better match the exposure period as it relates to the agricultural season. This had the effect of moving some earned premium to the second half of the year. ACE Westchester Specialty reported increased casualty business net premiums earned (primarily professional risk) on business written in the latter part of 2005.

ACE Bermuda’s net premiums earned increased five percent and decreased two percent in the three and six months ended June 30, 2006, respectively, compared with the same periods in 2005. The increase for the current quarter follows the increase in net premiums written as discussed above. ACE Bermuda experienced unfavorable market conditions for excess property business and strong competition in the professional lines in 2005.

Insurance – North American’s reported loss and loss expense ratio decreased in the three and six months ended June 30, 2006, compared with the same periods in 2005. The following table shows the impact of prior period development on our loss and loss expense ratio for the periods indicated.

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Loss and loss expense ratio, as reported	69.9%	71.9%	68.7%	70.7%
Prior period development	(0.6)%	(3.9)%	(0.3)%	(2.8)%

Loss and loss expense ratio, adjusted	69.3%	68.0%	68.4%	67.9%

Insurance – North American incurred net adverse prior period development of $9 million and $7 million in the three and six months ended June 30, 2006, respectively. These amounts represent less than 0.1 percent of the respective net unpaid loss and loss expense reserves at March 31, 2006 and December 31, 2005. In comparison, net adverse prior development in the three and six months ended June 30, 2005, was $51 million and $73 million respectively.

The net prior period development for the three months ended June 30, 2006, was the net result of several underlying favorable and adverse movements, the most significant of which were:

•	Favorable development of $12 million on lines with short-tail exposures (property, workers’ compensation CAT and crop/hail) identified as part of our standard quarterly reserving process. This movement was primarily due to the following:

•	An increase in the estimate of ultimate losses on catastrophes from the 2005 accident year of $60 million;

•	Favorable development of $51 million on ACE USA’s workers’ compensation short-tail catastrophe and industrial accident exposure primarily arising from accident years 2004 and 2005, following the review of reported loss experience relative to expectations;

•	Favorable development on crop/hail business of $14 million due to recording of the final settlement of the 2005 crop year results.

•	Adverse development of $21 million on long-tail business driven by the following major changes:

•	Adverse development of $10 million due to higher than anticipated loss emergence on two run-off programs of workers’ compensation written by ACE Westchester Specialty prior to 2003;

•	Adverse development of $11 million on the Bermuda directors and officers liability book due primarily to a case estimate increase on a single claim from the 2002 accident year.

The net prior period development for the three months ended June 30, 2005, was the net result of several underlying favorable and adverse movements, the most significant of which were:

•	Favorable development of $61 million on lines with short-tail exposures (property, inland marine and crop/hail) identified as part of our standard quarterly reserving process and arose from the better than expected emergence of actual claims relative to expectations used to establish reserves, principally related to the 2004 accident year, and to a lesser extent the 2003 accident year.

•	Adverse development of $103 million on certain sub-portfolios of long-tail business, written principally during accident years 1998-2002 in our U.S. operations. In particular;

•	Excess general liability business written on major account portfolio ($38 million across accident years 1998-2001);

•	Run-off association captive assumed reinsurance business ($13 million in accident years 2001 and prior);

•	Run-off program business written with aggregate excess workers’ compensation exposure ($17 million in accident years 2000-2002);

•	Voluntary and involuntary assumed business, comprising mostly workers’ compensation, and including pool participations ($35 million in accident years 2004 and prior);

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

The remaining increases to the loss and loss expense ratios were primarily a result of higher current quarter loss experience at ACE USA due to changes in business mix.

Insurance – North American’s policy acquisition cost ratio decreased in the quarter ended June 30, 2006, compared with the same quarter in 2005, primarily due to higher commissions received on ceded premium at ACE USA and ACE Westchester Specialty and the change in ACE Westchester Specialty’s recognition pattern for crop/hail business, which resulted in the deferral of current year policy acquisition costs (primarily commissions), partially offset by additional profit commissions on crop/hail business due to prior year crop results being more profitable than originally anticipated. For the six months ended June 30, 2006, the policy acquisition cost ratio increased, compared with the same period in 2005, primarily due to higher acquisition costs on ACE Westchester Specialty’s crop business, reflecting the more profitable crop results.

Administrative expenses increased in the three and six months ended June 30, 2006, compared with the same periods in 2005. For the current quarter, the main driver was ACE Westchester Specialty which reported higher administrative expenses primarily due to the prior year quarter having benefited from accrual reductions. For the six months ended June 30, 2006, increases were primarily due to higher costs at ACE USA to support business growth. Additionally, ACE Bermuda reported increased costs for the six month period associated with the consolidating of Sovereign Risk Insurance Ltd. (Sovereign), a managing agent, into our financial statements for the period. Effective February 1, 2006, ACE Bermuda assumed 100 percent of the political risk business written by Sovereign (previously we assumed 50 percent of this business) and purchased reinsurance protection to maintain our net exposure at previous levels. Increases in administrative expenses for the six month period were partially offset by a decrease in incentive compensation during the first quarter at ACE USA and ACE Westchester Specialty.

Insurance – Overseas General

The Insurance – Overseas General segment consists of ACE International, which comprises our network of indigenous insurance operations, and the insurance operations of ACE Global Markets. This segment has four regions of operations: ACE Asia Pacific, ACE Far East, ACE Latin America and the ACE European Group, which is comprised of ACE Europe and ACE Global Markets branded business.

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
	(in millions of U.S. dollars)
Net premiums written	$1,083	$1,059	$2,229	$2,252
Net premiums earned	1,086	1,078	2,125	2,164
Losses and loss expenses	585	609	1,151	1,219
Policy acquisition costs	219	216	413	407
Administrative expenses	152	140	297	286

Underwriting income	$130	$113	$264	$252

Net investment income	91	80	176	154
Net realized gains	4	34	8	52
Other expense	—	5	6	11
Income tax expense	44	49	100	101

Net income	$181	$173	$342	$346

Loss and loss expense ratio	53.8%	56.4%	54.2%	56.3%
Policy acquisition cost ratio	20.1%	20.0%	19.4%	18.8%
Administrative expense ratio	14.1%	13.1%	14.0%	13.2%
Combined ratio	88.0%	89.5%	87.6%	88.3%

Insurance – Overseas General’s net premiums written increased two percent and decreased one percent in the three and six months ended June 30, 2006, respectively, compared with the same periods in 2005. For the current periods, ACE International reported growth in A&H business driven by continued success in direct marketing campaigns in Asia Pacific and Latin America, partially offset by lower P&C volume in the U.K. and Asia Pacific due to pricing pressure and competitive conditions for new accounts. ACE Global Markets reported stable net premiums written as gains in production due to rate increases in such lines as energy, property and marine were mostly offset by increased reinsurance costs. This segment’s net premiums written for the current periods were negatively impacted by the strengthening of the U.S. dollar against major currencies.

The following two tables provide a line of business and entity/divisional breakdown of Insurance – Overseas General’s net premiums earned for the periods indicated.

	Three Months Ended June 30				Six Months Ended June 30
	2006	% of total	2005	% of total	2006	% of total	2005	% of total
	(in millions of U.S. dollars)
Property and all other	$317	29%	$315	29%	$621	29%	$659	30%
Casualty	462	43%	495	46%	910	43%	985	46%
Personal accident (A&H)	307	28%	268	25%	594	28%	520	24%

Net premiums earned	$1,086	100%	$1,078	100%	$2,125	100%	$2,164	100%

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
	(in millions of U.S. dollars)
ACE Europe	$469	$476	$889	$951
ACE Asia Pacific	144	135	292	267
ACE Far East	91	97	182	196
ACE Latin America	129	103	253	205

ACE International	833	811	1,616	1,619
ACE Global Markets	253	267	509	545

Net premiums earned	$1,086	$1,078	$2,125	$2,164

Insurance – Overseas General’s net premiums earned increased one percent and decreased two percent in the three and six months ended June 30, 2006, respectively, compared with the same periods in 2005. Over the past year, this segment has experienced growth in A&H business, offset by weak market conditions for P&C business, higher reinsurance costs and unfavorable foreign exchange impact.

ACE International’s net premiums earned increased three percent and were stable in the three and six months ended June 30, 2006, compared with the same periods in 2005. Generally, in the U.K. and Europe, the market for P&C business has been softening over the past year. This is reflected in the decline of ACE Europe’s net premiums earned in the current periods as competition for new business has put pressure on rates, terms and conditions. ACE Asia Pacific and ACE Latin America reported increases in net premiums earned in the current periods primarily driven by solid growth in A&H business over the past year. These regions have been successfully utilizing unique and innovative distribution channels to grow their A&H book. ACE Far East reported a modest increase in net premiums earned, primarily driven by improvement in A&H business over the past year. This region has also taken advantage of direct marketing to distribute its A&H products. ACE Global Markets net premiums earned decreased five percent and seven percent in the three and six months ended June 30, 2006, compared with the same periods in 2005, respectively, as ACE Global Markets has experienced higher reinsurance costs over the past year. As was the case with net premiums written, this segment’s net premiums earned for the current periods were also negatively impacted by the strengthening of the U.S. dollar against major currencies.

Insurance – Overseas General conducts business internationally and in most major foreign currencies. The following table summarizes the approximate effect of changes in foreign currency exchange rates on the growth of net premiums written and earned for the period indicated.

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Net premiums written:
Growth in original currency	5.0%	3.3%
Foreign exchange effect	(2.7)%	(4.3)%

Growth as reported in U.S. dollars	2.3%	(1.0)%

Net premiums earned:
Growth in original currency	3.0%	1.6%
Foreign exchange effect	(2.4)%	(3.4)%

Growth as reported in U.S. dollars	0.6%	(1.8)%

Insurance – Overseas General’s reported loss and loss expense ratio decreased in the three and six months ended June 30, 2006, compared with the same periods in 2005. The following table shows the impact of prior period development on our loss and loss expense ratio for the periods indicated.

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Loss and loss expense ratio, as reported	53.8%	56.4%	54.2%	56.3%
Prior period development	1.9%	1.9%	2.8%	0.6%

Loss and loss expense ratio, adjusted	55.7%	58.3%	57.0%	56.9%

Insurance – Overseas General experienced net favorable prior period development of $21 million and $60 million in the three and six months ended June 30, 2006, respectively. These amounts represent 0.4 percent and 1.1 percent of the respective net unpaid loss and loss expense reserves at March 31, 2006 and December 31, 2005. In comparison, net favorable prior period development in the three and six months ended June 30, 2005 was $21 million and $14 million, respectively.

The net prior period development for the three months ended June 30, 2006, was the net result of several underlying favorable and adverse movements, the most significant of which were:

•	Favorable prior period development of $30 million on property lines primarily from the 2005 accident year. Of this amount $16 million was related to ACE International business and can be attributed to better than expected loss emergence. The remainder is in respect of ACE Global Markets business and was largely due to case estimate reductions on 2005 catastrophe claims;

•	Adverse prior period development of $9 million on aviation and A&H. These movements were the result of reserve strengthening for specific programs.

The net prior period development for the quarter ended June 30, 2005, was the net result of several underlying favorable and adverse movements, the most significant of which were:

•	Favorable development of $34 million on short-tail property, marine, A&H, technical and energy lines identified as part of our standard quarterly reserving process and arose from the better than expected emergence of actual claims relative to expectations used to establish the reserves, principally related to the 2004 accident year, and to a lesser extent the 2003 accident year;

•	Adverse development of $9 million on professional indemnity and financial lines principally related to accident years 2002 and prior arose following the completion in the current quarter of a claims and actuarial review that reviewed updated claims information relative to the assumptions used to establish reserves.

Insurance – Overseas General’s policy acquisition cost ratio increased in the three and six months ended June 30, 2006, compared with the same periods in 2005, primarily due to changes in business mix at ACE International (increase in A&H, which typically attracts higher commission rates than other business, particularly in Latin America). This increasing impact on the segment’s policy acquisition cost ratio was partially offset by changes in business mix at ACE Global Markets and the impact of a change in estimate relating to deferred costs. During the first quarter of 2006, Insurance – Overseas General completed a study of revenues derived from historical direct-response marketing campaigns related to personal accident business. Beginning January 1, 2006, we revised the amortization schedule for deferred costs arising from direct-response marketing campaigns to be consistent with the findings of the study. As a result of this change in estimate, the average amortization period has been lengthened from 3 years to 5 years. For the three and six months ended June 30, 2006, with respect to marketing campaigns that had been completed prior to January 1, 2006, the lengthening of the average amortization period resulted in a reduction of amortization expense of approximately $11 million and $22 million, respectively, relative to previous amortization schedules. A similar benefit is anticipated for each of the next two quarters of 2006.

Insurance – Overseas General’s administrative expense ratio increased in the three and six months ended June 30, 2006, compared with the same periods in 2005. The increases were primarily due to staff additions and infrastructure enhancements at ACE International, particularly in emerging markets.

Global Reinsurance

The Global Reinsurance segment represents ACE’s reinsurance operations comprising ACE Tempest Re Bermuda, ACE Tempest Re USA, and ACE Tempest Re Europe. Global Reinsurance markets its reinsurance products worldwide under the ACE Tempest Re brand name and provides a broad range of coverages to a diverse array of primary P&C companies.

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
	(in millions of U.S. dollars)
Net premiums written	$415	$363	$1,015	$890
Net premiums earned	387	372	758	728
Losses and loss expenses	197	206	394	411
Policy acquisition costs	84	77	160	150
Administrative expenses	18	16	32	31

Underwriting income	$88	$73	$172	$136

Net investment income	55	40	103	79
Net realized gains (losses)	(3)	6	(9)	—
Interest expense	—	—	—	1
Other expense	—	1	1	2
Income tax expense	8	9	20	18

Net income	$132	$109	$245	$194

Loss and loss expense ratio	51.0%	55.4%	52.0%	56.5%
Policy acquisition cost ratio	21.7%	20.7%	21.1%	20.6%
Administrative expense ratio	4.6%	4.1%	4.2%	4.2%
Combined ratio	77.3%	80.2%	77.3%	81.3%

Global Reinsurance’s net premiums written increased 14 percent in the three and six months ended June 30, 2006, respectively, compared with the same periods in 2005. These increases were primarily driven by rate increases on property catastrophe business at ACE Tempest Re Bermuda (particularly Florida) and growth in net premiums written at ACE Tempest Re USA. With respect to ACE Tempest Re USA, the increase in net premiums written was related to growth in property production and also due to higher premium on quota share business for the first half of 2006 relative to the same period in 2005. Additionally, ACE Tempest Re Europe reported growth in net premiums written during the current quarter (stable during the first quarter) primarily due to increased production in the marine and treaty lines. In general, we have observed that the substantial catastrophe losses experienced by the industry over the last two years have had a positive impact on rates for many short-tail classes of business, particularly in catastrophe-exposed areas in the U.S. We have not however, seen any consistent upward momentum in rates for European catastrophe exposures (due to adequate underwriting results in that region) and anticipate casualty business in the U.S. and Europe to be flat or decline in the near-term. We believe that increased capital requirements by rating agencies, adjustments to catastrophe modeling software to increase severity and frequency of catastrophes, and lack of available capacity will put further pressure on U.S. catastrophe rates.

The following two tables provide a line of business and entity/divisional breakdown of Global Reinsurance’s net premiums earned for the periods indicated.

	Three Months Ended June 30				Six Months Ended June 30
	2006	% of total	2005	% of total	2006	% of total	2005	% of total
	(in millions of U.S. dollars)
Property and all other	$92	24%	$81	22%	$179	23%	$167	23%
Casualty	209	54%	217	58%	408	54%	420	58%
Property catastrophe	86	22%	74	20%	171	23%	141	19%

Net premiums earned	$387	100%	$372	100%	$758	100%	$728	100%

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
	(in millions of U.S. dollars)
ACE Tempest Re Europe	$68	$66	$138	$142
ACE Tempest Re USA	231	230	446	442
ACE Tempest Re Bermuda	88	76	174	144

Net premiums earned	$387	$372	$758	$728

Global Reinsurance’s net premiums earned increased four percent in the three and six months ended June 30, 2006, compared with the same periods in 2005, respectively. For the current quarter, ACE Tempest Re Europe reported a three percent increase in net premiums earned on the strength of marine and treaty lines production. This increase was offset for the six month period due to lower property catastrophe and casualty production. ACE Tempest Re USA’s net premiums earned increased modestly for the current periods primarily due to increased earnings on property business. ACE Tempest Re Bermuda reported a 16 percent and 21 percent increase in net premiums earned in the three and six months ended June 30, 2006, respectively, primarily due to improved market conditions for property catastrophe business over the past year.

The following table shows the impact of catastrophe losses and prior period development on our reported loss and loss expense ratio for the periods indicated.

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Loss and loss expense ratio, as reported	51.0%	55.4%	52.0%	56.5%
Catastrophe losses	(0.5)%	—	(0.9)%	(0.4)%
Prior period development	1.1%	0.9%	0.2%	0.4%

Loss and loss expense ratio, adjusted	51.6%	56.3%	51.3%	56.5%

Global Reinsurance experienced net favorable prior period development of $4 million and $1 million in the three and six months ended June 30, 2006, respectively. These amounts represent 0.2 percent and 0.1 percent, respectively, of net unpaid loss and loss expense reserves at March 31, 2006, and December 31, 2005. In comparison net favorable prior period development was $3 million in both the three and six months ended June 30, 2005. The net prior period development for the quarter ended June 30, 2006, was the net result of several underlying favorable and adverse movements. These movements were identified as part of our standard quarterly reserving process and were generally in the order of $1 million - $2 million across a wide range of business areas, mostly relating to short-tail exposures. Similarly, the net favorable prior period development reported in the three and six months ended June 30, 2005, was the net result of a number of relatively small movements both adverse and favorable.

The remaining decreases to the loss and loss expense ratios for the three and six months ended June 30, 2006, were primarily due to changes in business mix whereby we wrote a greater proportion of property and property catastrophe business and pro-rata business, which generally carries a lower loss ratio than excess of loss business.

The policy acquisition cost ratio increased in the three and six months ended June 30, 2006, primarily due to higher ceding commission at ACE Tempest Re USA during the current quarter. The administrative expense ratio increased during the current quarter primarily due to higher expenses at ACE Tempest Re Europe.

Financial Services

The Financial Services segment consists of our financial solutions business and approximately 35 percent of the earnings of Assured Guaranty Ltd. (Assured Guaranty). The equity in net income recorded from Assured Guaranty in the three and six months ended June 30, 2006, was $15 million and $28 million, respectively, compared with $13 million and $25 million, respectively, in the same periods in 2005.

Certain products (principally credit protection oriented) issued by the Financial Services segment have been determined to meet the definition of a derivative under FAS 133. For more information refer to “Critical Accounting Estimates – Derivatives” under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2005.

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
	(in millions of U.S. dollars)
Net premiums written	$4	$15	$53	$176
Net premiums earned	31	92	67	182
Losses and loss expenses	32	70	73	153
Policy acquisition costs	2	1	4	3
Administrative expenses	4	7	5	11

Underwriting income (loss)	$(7)	$14	$(15)	$15

Net investment income	37	30	72	62
Net realized gains (losses)	(3)	3	(3)	9
Other (income) expense	(14)	(13)	(28)	(25)
Income tax expense	5	7	9	13

Net income	$36	$53	$73	$98

Loss and loss expense ratio	106.0%	76.0%	110.1%	84.0%
Policy acquisition cost ratio	6.0%	1.4%	6.2%	1.8%
Administrative expense ratio	9.2%	6.7%	6.5%	5.7%
Combined ratio	121.2%	84.1%	122.8%	91.5%

Financial Services’ net premiums written decreased significantly in the three and six months ended June 30, 2006, compared with the same periods in 2005. These decreases were primarily a result of a decline in underwriting opportunities in some lines of business and the non-renewal of certain accounts. We have discontinued writing new structured property CAT retro business in 2006. Premium volume in the financial solutions business can vary significantly from period to period and therefore premiums written in any one period are not indicative of premiums to be written in future periods.

Administrative expenses decreased primarily due to reductions in staff and the recording of non-refundable fees on deposit programs. Financial Services reported an underwriting loss in the current periods, primarily due to net adverse prior period development. Financial Services incurred net adverse prior period development of $2 million and $8 million in the three and six months ended June 30, 2006, respectively. These amounts represent 0.1 percent and 0.4 percent, respectively, of net unpaid loss and loss expense reserves at March 31, 2006 and December 31, 2005. In comparison, net favorable prior development of $8 million and $7 million was reported in the three and six months ended June 30, 2005, respectively. The net adverse prior period development for the quarter ended June 30, 2006, was driven by an $8 million increase in the estimate of ultimate catastrophe losses from 2004 and 2005. This movement was the net result of loss estimates increasing by $15 million, partially offset by a $7 million accrual of future loss-sensitive deposit premiums. There was also favorable development of $4 million on the commutation of a contract. The net prior period development for the three months ended June 30, 2005, was primarily related to a reduction of outstanding balances on a securitized portfolio of credit card receivables.

Life Insurance and Reinsurance

Life Insurance and Reinsurance includes the operations of ACE Tempest Life Re (ACE Life Re) and ACE International Life (ACE Life). We assess the performance of our life insurance and reinsurance business based on life underwriting income which includes net investment income.

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
	(in millions of U.S. dollars)
Net premiums written	$66	$60	$127	$120
Net premiums earned	66	60	127	120
Life and annuity benefits	34	38	62	73
Policy acquisition costs	4	5	10	10
Administrative expenses	8	3	15	7
Net investment income	9	10	19	19

Life underwriting income	29	24	59	49
Net realized (losses) gains	(1)	27	(9)	11
Income tax expense (benefit)	—	(1)	(1)	(1)

Net income	$28	$52	$51	$61

Life underwriting income increased in the three and six months ended June 30, 2006, compared with the same periods in 2005, primarily due to the increased net premiums earned relating to variable annuity business at ACE Life Re, and to a lesser extent growth at ACE Life’s Thailand operations. Life and annuity benefits declined due to a decrease in group long-term disability premium, which typically incurs higher benefit ratios than other types of business. We discontinued writing new group long-term disability contracts in 2002 and discontinued contract renewals in 2004. Existing contracts no longer produce premiums, but will continue to generate gains or losses based on the performance of underlying business. Life Insurance and Reinsurance’s administrative expenses increased during the current periods primarily due to increased expenses at ACE Life to support business development opportunities. Net realized gains and losses consist of market value movement of the investment portfolio and fair value movement of guaranteed minimum income benefits (GMIBs), which occur due to changes in the level and volatility of interest rates and equity markets.

In May 2006, we announced our expansion into the traditional U.S. life reinsurance marketplace with the acquisition of Hart Life Insurance Company (essentially a shell company) from the Harford Financial Services

Group. Licensed in 49 states and the District of Columbia, Hart Life has been inactive in recent years. We will begin to market life reinsurance products and services under our established life reinsurance brand name, ACE Tempest Life Re USA, following state regulatory approvals. Based in Stamford, Connecticut, ACE Tempest Life Re USA will offer reinsurance capacity for the individual life business utilizing yearly renewable term and coinsurance structures.

Net Investment Income

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
	(in millions of U.S. dollars)
Insurance – North American	$175	$142	$343	$273
Insurance – Overseas General	91	80	176	154
Global Reinsurance	55	40	103	79
Financial Services	37	30	72	62
Life Insurance and Reinsurance	9	10	19	19
Corporate and Other	23	3	46	3

Net investment income	$390	$305	$759	$590

Net investment income is influenced by a number of factors, including the amounts and timing of inward and outward cash flows, the level of interest rates and changes in overall asset allocation. Net investment income increased 28 percent and 29 percent in the three and six months ended June 30, 2006, respectively, compared with the same periods in 2005. The increase in net investment income was primarily due to positive operating cash flows which have resulted in a higher overall average invested asset base. Additionally, the current period’s invested asset base was increased by the proceeds from our public offering in October 2005. The investment portfolio’s average market yield on fixed maturities was 5.7 percent at June 30, 2006, compared with 4.3 percent at June 30, 2005.

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

The following table presents our pre-tax net realized gains (losses) for the periods indicated.

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
	(in millions of U.S. dollars)
Fixed maturities and short-term investments	$(81)	$26	$(125)	$21
Equity securities	57	21	100	35
Other investments	3	2	2	4
Currency	(3)	2	(7)	(1)
Derivatives:
Financial futures, options, swaps	6	(43)	20	(43)
Fair value adjustment on insurance derivatives	11	24	10	2

Subtotal derivatives	17	(19)	30	(41)

Total net realized gains (losses)	$(7)	$32	$—	$18

For a sensitivity discussion of the effect of changes in interest rates and equity indices on the fair value of derivatives and the resulting impact on our net income, refer to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2005.

We regularly review our investment portfolio for possible impairment based on criteria including economic conditions, credit loss experience and issuer-specific developments. If there is a decline in a security’s net realizable value, we must determine whether that decline is temporary or “other-than-temporary”. The process of determining whether a decline in value is temporary or “other-than-temporary” requires considerable judgment and differs depending on whether or not the security is traded on a public market as well as by type of security. We review all of our fixed maturities and equity securities for potential impairment each quarter. Note 4 a) to the Consolidated Financial Statements includes a table which summarizes all of our securities in an unrealized loss position at June 30, 2006. Refer to Note 3 g) to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2005 for criteria we consider in assessing potential impairment.

Our net realized gains in the three and six months ended June 30, 2006, included losses of $61 million and $92 million, respectively, as a result of conditions which caused us to conclude that the decline in fair value was “other-than-temporary”. This compares with losses of $5 million and $26 million for the same periods in 2005. A breakdown of other-than-temporary impairments is included in Note 4 b) of the Consolidated Financial Statements.

Other Income and Expense Items

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
	(in millions of U.S. dollars)
Equity in net income of partially-owned companies	$(16)	$(15)	$(31)	$(26)
Minority interest expense	3	8	8	13
Other	—	1	2	2

Other (income) expense	$(13)	$(6)	$(21)	$(11)

Other income for the three and six months ended June 30, 2006 and 2005, primarily comprises our equity in net income of Assured Guaranty (included in equity in net income of partially-owned companies), and minority interest expense due to profitability associated with our consolidated joint ventures.

Investments

Our investment portfolio is invested primarily in fixed income securities with an average credit quality of AA, as rated by the independent investment rating service Standard and Poor’s (S&P). The portfolio is externally managed by independent, professional investment managers. The average duration of our fixed income securities, including the effect of options and swaps, increased to 3.2 years at June 30, 2006, compared with 2.9 years at December 31, 2005. We estimate that a 100 basis point increase in interest rates would reduce our book value by approximately $958 million. Our “other investments” principally comprise direct investments, investment funds and limited partnerships.

The following table shows the fair value and cost/amortized cost of our invested assets at June 30, 2006 and December 31, 2005.

	June 30, 2006		December 31, 2005
	Fair Value	Cost/ Amortized Cost	Fair Value	Cost/ Amortized Cost
	(in millions of U.S. dollars)
Fixed maturities available for sale	$25,962	$26,376	$24,285	$24,273
Fixed maturities held to maturity	3,050	3,141	3,055	3,076
Short-term investments	3,125	3,125	2,299	2,299

	32,137	32,642	29,639	29,648
Equity securities	1,416	1,215	1,507	1,280
Other investments	719	564	675	592

Total investments	$34,272	$34,421	$31,821	$31,520

The fair value of our total investments increased $2.5 billion during the period ended June 30, 2006, primarily due to investment of positive cash flows from operations partially offset by unrealized depreciation of $396 million, mainly on fixed maturities, due to an overall increase in U.S. interest rates during the period.

The following tables show the market value of our fixed maturities and short-term investments at June 30, 2006 and December 31, 2005. The first table lists investments according to type and the second according to S&P credit rating.

	June 30, 2006		December 31, 2005
	Market Value	Percentage of Total	Market Value	Percentage of Total
	(in millions of U.S. dollars)		(in millions of U.S. dollars)
Treasury	$1,695	5%	$1,956	6%
Agency	1,637	5%	1,506	5%
Corporate	7,365	23%	7,646	26%
Mortgage-backed securities	9,833	31%	8,363	28%
Asset-backed securities	2,100	6%	1,981	7%
Municipal	604	2%	504	2%
Non-US	5,778	18%	5,384	18%
Short-term investments	3,125	10%	2,299	8%

Total	$32,137	100%	$29,639	100%

	June 30, 2006		December 31, 2005
	Market Value	Percentage of Total	Market Value	Percentage of Total
	(in millions of U.S. dollars)		(in millions of U.S. dollars)
AAA	$21,363	66%	$18,985	64%
AA	2,358	7%	2,108	7%
A	4,157	13%	4,350	15%
BBB	2,117	7%	2,083	7%
BB	912	3%	945	3%
B	1,159	4%	1,106	4%
Other	71	—	62	—

Total	$32,137	100%	$29,639	100%

Unpaid Losses and Loss Expenses

We establish reserves for the estimated unpaid ultimate liability for losses and loss expenses under the terms of our policies and agreements. These reserves take into account estimates both for claims that have been reported and for incurred but not reported (IBNR) and include estimates of expenses associated with processing and settling claims. The table below presents a roll forward of our unpaid losses and loss expenses for the six months ended June 30, 2006.

	Gross Losses	Reinsurance Recoverable	Net Losses
	(in millions of U.S. dollars)
Balance at December 31, 2005	$35,055	$14,597	$20,458
Losses and loss expenses incurred	4,508	1,080	3,428
Losses and loss expenses paid	(4,222)	(1,585)	(2,637)
Other (including foreign exchange revaluation)	223	79	144

Balance at June 30, 2006	$35,564	14,171	21,393

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

	June 30, 2006			December 31, 2005
	Gross	Ceded	Net	Gross	Ceded	Net
	(in millions of U.S. dollars)
Case reserves	$15,694	6,188	9,506	$15,422	$5,889	$9,533
IBNR	19,870	7,983	11,887	19,633	8,708	10,925

Total	$35,564	14,171	21,393	$35,055	$14,597	$20,458

Asbestos and Environmental and Other Run-off Liabilities (A&E)

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

Our exposure to A&E claims principally arises out of liabilities acquired when we purchased Westchester Specialty in 1998 and the P&C business of CIGNA in 1999, with the larger exposure contained within the liabilities acquired in the CIGNA transaction. In 1996, prior to our acquisition of the P&C business of CIGNA, the Pennsylvania Insurance Commissioner approved a plan to restructure INA Financial Corporation and its subsidiaries (the Restructuring) which included the division of Insurance Company of North America (INA) into two separate corporations: (1) an active insurance company that retained the INA name and continued to write P&C business and (2) an inactive run-off company, now called Century Indemnity Company (Century). As a result of the division, predominantly all A&E and certain other liabilities of INA were allocated to Century and extinguished, as a matter of Pennsylvania law, as liabilities of INA. As part of the Restructuring, the A&E liabilities of various U.S. affiliates of INA were reinsured to Century, and Century and certain other run-off companies having A&E and other liabilities were contributed to Brandywine Holdings Corporation (Brandywine Holdings). As part of the 1999 acquisition of the P&C business of CIGNA, we acquired Brandywine Holdings and its various subsidiaries. For more information refer to “Brandywine Run-Off Entities”.

The table below presents a roll forward of our consolidated loss and allocated loss expense reserves for A&E exposures, excluding the provision for uncollectible reinsurance, for the period ended June 30, 2006.

	Asbestos		Environmental		Total
	Gross	Net	Gross	Net	Gross	Net
	(in millions of U.S. dollars)
Balance at December 31, 2005	$3,641	$1,751	$624	$518	$4,265	$2,269
Losses and allocated expenses incurred	4	(1)	—	—	4	(1)
Losses and allocated loss expenses paid	(127)	(41)	(39)	(22)	(166)	(63)
Foreign currency revaluation	8	2	—	—	8	2

Balance at June 30, 2006	$3,526	$1,711	$585	$496	$4,111	$2,207

The A&E net loss and allocated loss expense reserves at June 30, 2006 of $2.207 billion shown in the above table are composed of $1.761 billion in reserves held by Brandywine run-off companies, $212 million of reserves held by Westchester Specialty, and $234 million of reserves held by other ACE companies. The net figures in the above table reflect third party reinsurance other than reinsurance provided by National Indemnity Company (NICO) under three aggregate excess of loss contracts described below (collectively, the NICO contracts). With certain exceptions, the NICO contracts provide coverage for our net A&E incurred losses and allocated loss expenses within the limits of coverage and above the retention levels of the NICO contracts. These exceptions include losses arising from operations of ACE Overseas General and participations by ACE Bermuda as a co-reinsurer or retrocessionaire in the NICO contracts.

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

Reserve Reviews

We performed a ground-up review of our consolidated A&E liabilities as of September 30, 2005. The comprehensive evaluation indicated a number of adjustments to particular account reserve balances but the overall result of the review indicated that no adjustment to total reserves was required. This internal review followed a review conducted in 2004 by a team of external actuaries who performed an evaluation as to the adequacy of the reserves of Century and its two U.S. insurance subsidiaries, ACE American Reinsurance Company (ACE American Re) and Century Reinsurance Company (Century Re), both Pennsylvania insurers. The external review was conducted in accordance with the Brandywine Restructuring Order, which requires that an external actuarial review of Century’s reserves be completed every two years. The studies were completed early in 2005 and adjustments consistent with the best estimate of the internal review were recorded as of December 31, 2004. Activity in the period since completing the studies has not indicated a need to further adjust ultimate A&E reserves as of June 30, 2006. Our A&E reserves are not discounted and do not reflect any anticipated changes in the legal, social or economic environment, or any benefit from future legislative reforms.

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

Brandywine Run-off Entities

In addition to housing a significant portion of our A&E exposure, the Brandywine operations include run-off liabilities related to various insurance and reinsurance businesses. The following companies comprise ACE’s Brandywine operations: Century, a Pennsylvania insurer, Century Re and Century International Reinsurance Company Ltd., a Bermuda insurer (CIRC). ACE American Re, Brandywine Reinsurance Company S.A.-N.V., a Belgium insurer (Brandywine SANV), and Brandywine Reinsurance Company (UK) Ltd., a U.K. insurer (BRUK) were sold to R&Q on July 3, 2006 (refer to Sale of Certain Brandywine Companies below, for more information). All of the Brandywine companies are/were direct or indirect subsidiaries of Brandywine Holdings except for BRUK, which was a direct subsidiary of ACE INA International Holdings, Ltd. (ACE INA International Holdings). BRUK’s liabilities had been ceded to Century through CIRC.

The U.S.-based ACE INA companies assumed two contractual obligations in respect of the Brandywine operations in connection with the Restructuring: a dividend retention fund obligation and a surplus maintenance obligation in the form of an aggregate excess of loss reinsurance agreement. In accordance with the Brandywine restructuring order, INA Financial Corporation established and funded a dividend retention fund (the Dividend Retention Fund) consisting of $50 million plus investment earnings. The full balance of the Dividend Retention Fund was contributed to Century as of December 31, 2002. To the extent future dividends are paid by INA Holdings Corporation to its parent, INA Financial Corporation, and to the extent INA Financial Corporation then pays such dividends to INA Corporation, a portion of those dividends must be withheld to replenish the principal of the Dividend Retention Fund to $50 million within five years. In the six months ended June 30, 2006 and in 2005 and 2004, no such dividends were paid, and therefore no replenishment of the Dividend Retention Fund occurred. The obligation to maintain and to replenish the Dividend Retention Fund as necessary and to the extent dividends are paid is ongoing until ACE INA receives prior written approval from the Pennsylvania Insurance Commissioner to terminate the fund.

In addition, the ACE INA insurance subsidiaries provided insurance coverage to Century in the amount of $800 million under an aggregate excess of loss reinsurance agreement (the Aggregate Excess of Loss Agreement) if the statutory capital and surplus of Century falls below $25 million or if Century lacks liquid assets with which to pay claims as they become due, after giving effect to the contribution of the balance, if any, of the Dividend Retention Fund. Coverage under the Aggregate Excess of Loss Agreement was triggered as of December 31, 2002 following contribution of the balance of the Dividend Retention Fund, because Century’s capital and surplus fell below $25 million at December 31, 2002.

Effective December 31, 2004, ACE INA Holdings contributed $100 million to Century in exchange for a surplus note. After giving effect to the contribution and issuance of the surplus note, the statutory surplus of Century at March 31, 2006 was $25 million and approximately $461 million in statutory-basis losses were ceded to the Aggregate Excess of Loss Agreement. Century reports the amount ceded under the Aggregate Excess of Loss Agreement in accordance with statutory accounting principles, which differ from GAAP by, among other things, allowing Century to discount its asbestos and environmental reserves. For GAAP reporting purposes, intercompany reinsurance recoverables related to the Aggregate Excess of Loss Agreement are eliminated in consolidation. To estimate ACE’s remaining claim exposure under the Aggregate Excess of Loss Agreement under GAAP, we adjust the statutory cession to exclude the discount embedded in statutory loss reserves. At March 31, 2006, approximately $789 million in GAAP basis losses were ceded under the Aggregate Excess of Loss Agreement, leaving a remaining limit of coverage under that agreement of approximately $11 million. While we believe ACE has no legal obligation to fund losses above the Aggregate Excess of Loss Agreement limit of coverage, ACE’s consolidated results would nevertheless continue to report any losses above the limit of coverage for so long as those Brandywine companies remain consolidated subsidiaries of ACE.

Uncertainties Relating to ACE’s Ultimate Brandywine Exposure

In addition to the Dividend Retention Fund and Aggregate Excess of Loss Agreement commitments described above, certain ACE entities are primarily liable for asbestos, environmental and other exposures that they have reinsured to Century. Accordingly, if Century were to become insolvent and ACE were to lose control of Century, some or all of the recoverables due to these ACE companies from Century could become uncollectible, yet those ACE entities would continue to be responsible to pay claims to their insureds or reinsureds. Under such circumstances, ACE would recognize a loss in its consolidated statement of operations. As of June 30, 2006, the aggregate reinsurance balances ceded by the active ACE companies to Century were approximately $1.5 billion. At June 30, 2006, Century’s carried gross reserves (including reserves ceded by the active ACE companies to Century) were $4.2 billion. We believe the intercompany reinsurance recoverables, which relate to liabilities payable over many years (i.e., 25 years or more), are not impaired at this time. A substantial portion of the liabilities ceded to Century by its affiliates have in turn been ceded by Century to NICO and, as of June 30, 2006, approximately $1.7 billion of cover remains on a paid basis. Should Century’s loss reserves experience adverse development in the future and should Century be placed into rehabilitation or liquidation, the reinsurance recoverables due to Century’s affiliates would be payable only after the payment in full of certain expense and liabilities, including administrative expenses and direct policy liabilities. Thus, the intercompany reinsurance recoverables would be at risk to the extent of the shortage of assets remaining to pay these recoverables. As of June 30, 2006, reserves ceded by Century to the active ACE companies and other amounts owed to Century by the ACE active companies were approximately $800 million in the aggregate.

In a lawsuit filed in California state court in December 1999 (AICCO, Inc v. Insurance Company of North America, et al.) certain competitors of ACE USA challenged the validity of the Restructuring under California’s Unfair Competition Law, Business and Professions Code Section 17200 (UCL). The lawsuit claims that the Restructuring is not applicable to California policyholders under the UCL because it constituted a transfer of liabilities without the consent of the policyholders. The suit also claims that the notice of the Restructuring was misleading. In November 2004, the voters of California approved Proposition 64 amending the UCL by, among other things, requiring that lawsuits brought under the UCL be brought by plaintiffs who have suffered actual injury as a result of the challenged business practice. In response to a motion to dismiss brought by ACE USA, the court ruled in February 2005 that the competitors/plaintiffs who brought this suit have not alleged actual injury as required by Proposition 64 and dismissed the suit. Plaintiffs filed a timely notice of appeal on May 5,

2005. Oral argument over plaintiffs’ appeal was held on April 19, 2006. On May 10, 2006, the Court of Appeals affirmed the dismissal of AICCO’s lawsuit. AICCO filed a petition to appeal to the California Supreme Court, however, the California Supreme Court accepted review of another unrelated case that will ultimately decide the issue of whether Proposition 64 should be applied retroactively and which will be binding on this case. On July 24, 2006, the California Supreme Court announced its decision in Californians for Disability Rights v Mervyn’s, et al., ruling that Prop 64 applies to pending cases. The Supreme Court will likely now enter an order denying AICCO’s petition for review which should conclude this litigation favorably to ACE.

Sale of Certain Brandywine Companies

Refer to Note 10 of our Consolidated Financial Statements.

Legislative Initiatives

On May 26, 2005, the Senate Judiciary Committee passed out of committee legislation to move all U.S. asbestos bodily-injury claims to a federal trust for compensation in accordance with an established set of medical criteria and claim values. The trust would be funded by asbestos defendants and their insurers. As currently proposed, ACE would be one of the insurer participants. The full Senate began consideration of the bill in early February 2006. A budget point of order was raised asserting that the bill would cost the federal government more than $5 billion over a 10 year period in violation of a congressional limit on spending. On February 14, 2006, the Senate failed to obtain the 60 votes necessary to waive the budget point of order which has the effect of sending the bill back to the Senate Judiciary Committee. On May 26, 2006, a slightly revised trust fund bill was introduced, S.374 which responds to some of the criticisms leveled against S.852. While Senate consideration of the new bill is possible, at this point passage of the trust does not appear likely.

Natural Catastrophe Protection

ACE’s core catastrophe program offering protection against natural catastrophes impacting its primary operations (i.e. excluding assumed reinsurance) comprises two separate towers. First, for losses arising in U.S. states and in-force July 1, 2006, we maintain an average cover of 87 percent of $400 million of loss incurred from a single catastrophic event in excess of a net effective retention of $150 million to $200 million. The amount of retained cover varies by layer and there is a single reinstatement. In addition, we have purchased a collateralized U.S. - hurricane only cover of 50 percent of $200 million of loss incurred in excess of $610 million retention. By way of comparison, the program in-force July 1, 2005, for U.S. hurricane protection had a net effective retention of $50 million and afforded approximately $70 million more coverage for U.S. windstorm. The actual retention in the 2006 program will depend upon the nature of the loss and the interplay of underlying per risk and catastrophe treaties which afford us significant additional catastrophic loss protection.

Second, for losses arising outside of the United States and effective July 1, 2006, we have protection of 100 percent of $250 million from a single catastrophic event in excess of the retention of $50 million with two reinstatements. There is further protection above this core program, i.e. $200 million excess of $300 million for Asia Pacific and $100 million excess of $300 million for Europe. In addition, there are various underlying per risk and catastrophe treaties underlying the core program’s retention of $50 million. The program has essentially the same terms as expiring but with the addition of the Europe specific layer.

Additionally, since the 2005 hurricane season we have reduced our U.S. wind-related exposure on the insurance side of our business (as opposed to reinsurance) by approximately 40 percent.

Liquidity

The payments of dividends or other statutorily permissible distributions from our operating companies are subject to the laws and regulations applicable to each jurisdiction, as well as the need to maintain capital levels adequate to support the insurance and reinsurance operations, including financial strength ratings issued by independent rating agencies. During the six months ended June 30, 2006, we were able to meet all of our obligations, including the payment of dividends declared on our Ordinary Shares and Preferred Shares, with our net cash flow and dividends received. We expect that positive cash flow from operations (underwriting activities and investment income) will be sufficient to cover cash outflows under most loss scenarios though 2006. Should the need arise we generally have access to the capital markets and other available credit facilities. At June 30, 2006, our available credit lines totaled $2.9 billion and usage was $2.3 billion. As expected and noted in previous of our SEC filings, at June 30, 2006, our unsecured capital facility (which supports ACE Global Markets underwriting capacity for Lloyd’s Syndicate 2488) was fully utilized at £380 million ($702 million).

We assess which subsidiaries to draw dividends from based on a number of factors. Considerations such as regulatory and legal restrictions as well as the subsidiary’s financial condition are paramount to the dividend decision. The legal restrictions on the payment of dividends from retained earnings by our Bermuda subsidiaries are currently satisfied by the share capital and additional paid-in capital of each of the Bermuda subsidiaries. During the six months ended June 30, 2006, ACE Bermuda declared and paid dividends of $137 million. During the six months ended June 30, 2005, ACE Bermuda and ACE Tempest Life Reinsurance Ltd declared and paid dividends of $243 million and $32 million, respectively. We expect that a majority of our cash inflows in 2006 will be from our Bermuda subsidiaries.

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

ACE Limited did not receive any dividends from ACE Global Markets or ACE INA during the six months ended June 30, 2006 or 2005. The debt issued by ACE INA to provide partial financing for the ACE INA acquisition and for other operating needs is serviced by statutorily permissible distributions by ACE INA’s insurance subsidiaries to ACE INA as well as other group resources.

Sources of liquidity include cash from operations, routine sales of investments and financing arrangements.

•	Our consolidated net cash flows from operating activities were $2 billion in the six months ended June 30, 2006, compared with $2.3 billion for the same period in 2005. These amounts reflect net income for each period, adjusted for non-cash items and changes in working capital. Net income for the six months ended June 30, 2006 was $1.1 billion, compared with $904 million for the same period in 2005. For the current period significant adjustments included increases in unpaid losses and loss expenses and unearned premiums of $1.3 billion and a decrease in reinsurance recoverable of $298 million. These positive operating cash flows were partially offset by increases in insurance and reinsurance balances receivable and prepaid reinsurance premiums of approximately $1 billion. Net cash flows from operating activities for the current period were impacted by increased catastrophe loss payments.

•	Our consolidated net cash flows used for investing activities were $2.1 billion in the six months ended June 30, 2006 and 2005. For the indicated periods, net investing activities related principally to purchases and sales of fixed maturities.

•	Our consolidated net cash flows from financing activities were $165 million in the six months ended June 30, 2006, compared with net cash flows used for financing activities of $77 million in the same period in 2005. The current period was impacted by net proceeds from the issuance of $300 million in long-term debt.

Although our ongoing operations continue to generate positive cash flows, our cash flows are currently impacted by a large book of loss reserves from businesses in run-off. The run-off operations generated negative operating cash flows of $55 million and $60 million in the six months ended June 30, 2006 and 2005, respectively.

Capital Resources

Capital resources consist of funds deployed or available to be deployed to support our business operations. The following table summarizes the components of our capital resources at June 30, 2006 and December 31, 2005.

	June 30 2006	December 31 2005
	(in millions of U.S. dollars)
Short-term debt	$800	$300
Long-term debt	1,620	1,811

Total debt	2,420	2,111

Trust preferred securities	309	309

Preferred Shares	557	557
Ordinary shareholders’ equity	11,909	11,255

Total shareholders’ equity	12,466	11,812

Total capitalization	$15,195	$14,232

Ratio of debt to total capitalization *	15.9%	14.8%
Ratio of debt plus trust preferreds to total capitalization *	18.0%	17.0%

*	Ratios are higher at June 30, 2006, due to debt having been issued during the second quarter while planned repayment of debt will occur subsequent to the quarter-end.

Long-term debt includes $300 million, 6.7 percent senior notes due 2036, issued during the second quarter of 2006 in order to take advantage of the favorable interest rate and credit spread environment. The proceeds plus available cash will be used to repay the $300 million, 8.3 percent notes (included in short-term debt) when they mature in August 2006.

Total shareholders’ equity increased $654 million in the six months ended June 30, 2006, primarily due to net income of $1.1 billion, partially offset by unrealized depreciation on our investment portfolio and dividends declared.

On January 12, 2006, and April 13, 2006, we paid dividends of 23 cents per ordinary share to shareholders of record on December 30, 2005 and March 31, 2006, respectively. On July 14, 2006, we paid dividends of 25 cents per share to shareholders of record on June 30, 2006. We have paid dividends each quarter since we became a public company in 1993. However, the declaration, payment and value of future dividends on ordinary shares is at the discretion of our Board of Directors and will be dependent upon our profits, financial requirements and other factors including legal restrictions on the payment of dividends and such other factors as our Board of Directors deems relevant. Dividends on the preferred shares are payable quarterly when and if declared by our Boards of Directors, in arrears on March 1, June 1, September 1 and December 1 of each year. On March 1, and June 1, 2006, we paid a dividend of $4.875 per preferred share to shareholders of record on February 28, 2006, and May 31, 2006, respectively.

As part of our capital management program, in November 2001, our Board of Directors authorized the repurchase of any ACE issued debt or capital securities including Ordinary Shares up to $250 million. At June 30, 2006, this authorization had not been utilized. We generally maintain shelf capacity at all times in order to allow capital market access for refinancing as well as for unforeseen capital needs. Consistent with this policy, in 2005, we filed an unlimited shelf registration which expires in December 2008.

For more information, including covenant restrictions on our credit facilities, refer to “Liquidity and Capital Resources” included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2005.

Recent Accounting Pronouncements

See Notes 2 and 3 to the Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Refer to the Item 7A included in our Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes since December 31, 2005.

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in allowing information required to be disclosed in reports filed under the Securities and Exchange Act of 1934 to be recorded, processed, summarized and reported within time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended June 30, 2006, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ACE LIMITED

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Our insurance subsidiaries are subject to claims litigation involving disputed interpretations of policy coverages and, in some jurisdictions, direct actions by allegedly-injured persons seeking damages from policyholders. These lawsuits, involving claims on policies issued by our subsidiaries which are typical to the insurance industry in general and in the normal course of business, are considered in our loss and loss expense reserves. In addition to claims litigation, we and our subsidiaries are subject to lawsuits and regulatory actions in the normal course of business that do not arise from or directly relate to claims on insurance policies. This category of business litigation typically involves, inter alia, allegations of underwriting errors or misconduct, employment claims, regulatory activity or disputes arising from our business ventures.

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

Information on the insurance industry investigations and related matters is set forth in Note 6 b) of our Consolidated Financial Statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

This table provides information with respect to purchases by the Company of its Ordinary Shares during the six months ended June 30, 2006.

Issuer’s Purchases of Equity Securities

Period	Total Number of Shares Purchased *	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan **	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan **
January 1, 2006 through January 31, 2006	2,066	$55.52	—	$250 million
February 1, 2006 through February 28, 2006	—	—	—	$250 million
March 1 2006, through March 31, 2006	302,790	$55.81	—	$250 million
April 1, 2006 through April 30, 2006	10,027	$49.55	—	$250 million
May 1, 2006 through May 31, 2006	5,453	$53.25	—	$250 million
June 1, 2006 through June 30, 2006	4,569	$55.01	—	$250 million

Total	324,905

*	For the six months ended June 30, 2006, this column includes the surrender to the Company of 323,960 Ordinary Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees, the surrender to the Company of 199 Ordinary Shares to satisfy the tax withholding obligations in connection with the exercise of employee stock options and the surrender to the Company of 746 Ordinary Shares to satisfy the option cost on options exercised.
**	As part of ACE’s capital management program, in November 2001, the Company’s Board of Directors authorized the repurchase of any ACE issued debt or capital securities including Ordinary Shares, up to $250 million. At June 30, 2006, this authorization had not been utilized.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual General Meeting was held on May 18, 2006.

The following matters were voted on at the Annual General Meeting:

i) The following directors were elected.

	Term Expiring	Shares with Votes in Favor	Shares with Votes Against
Michael G. Atieh	2009	276,835,230	7,612,516
Mary A. Cirillo	2009	281,495,363	2,952,383
Bruce L. Crocket	2009	281,290,195	3,157,551
Thomas J. Neff	2009	279,509,642	4,938,104
Gary M. Stuart	2009	276,609,640	7,838,106

The number of shares abstained was NIL and the number of broker non-votes was NIL.

The following table lists directors whose terms of office as directors continued after the Annual General Meeting:

Term Expiring
Brian Duperreault	2007
Robert M. Hernandez	2007
Peter Menikoff	2007
Robert Ripp	2007
Dermot F. Smurfit	2007
Evan G. Greenberg	2008
John A. Krol	2008

ii) An amendment to the ACE Limited Employee Stock Purchase Plan was approved. The holders of 269,866,248 shares voted in favor, 817,414 shares voted against and 1,446,190 shares abstained. Broker non-votes totaled 12,317,894 shares.

iii) The appointment of PricewaterhouseCoopers LLP as independent registered public accountants for the Company for the year ended December 31, 2006, was ratified and approved. The holders of 278,382,622 shares voted in favor, 4,646,410 shares voted against and 1,418,714 shares abstained. There were no broker non-votes.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	SEC File Reference Number	Filed Herewith
10.1	Assurance of Discontinuance and Voluntary Compliance with the Office of the New York Attorney General, the Office of the Attorney General of the State of Illinois and the Attorney General of the State of Connecticut.	8-K	10.1	April 28, 2006	001-11778

10.2	Stipulation with the New York State Department of Insurance	8-K	10.2	April 28, 2006	001-11778

10.3	Letter agreement, dated as of May 17, 2006, setting forth Brian Duperreault’s compensation arrangements.					X

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.					X

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.					X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.					X

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.					X

ACE LIMITED

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACE LIMITED

August 7, 2006	/S/ EVAN G. GREENBERG
Evan G. Greenberg
President and Chief Executive Officer

August 7, 2006	/S/ PHILIP V. BANCROFT
Philip V. Bancroft
Chief Financial Officer

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	SEC File Reference Number	Filed Herewith
10.1	Assurance of Discontinuance and Voluntary Compliance with the Office of the New York Attorney General, the Office of the Attorney General of the State of Illinois and the Attorney General of the State of Connecticut.	8-K	10.1	April 28, 2006	001-11778

10.2	Stipulation with the New York State Department of Insurance	8-K	10.2	April 28, 2006	001-11778

10.3	Letter agreement, dated as of May 17, 2006, setting forth Brian Duperreault’s compensation arrangements.					X

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.					X

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.					X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.					X

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.					X