Form 10-Q
period 2006-09-30
ACE LTD
filed 2006-11-08
CIK 896159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

The number of registrant’s Ordinary Shares ($0.041666667 par value) outstanding as of November 1, 2006 was 326,149,963.

ACE LIMITED

ACE LIMITED

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30 2006	December 31 2005
	(Unaudited)
	(in millions of U.S. dollars, except share and per share data)
Assets
Investments
Fixed maturities available for sale, at fair value (amortized cost - $26,924 and $24,273)	$27,069	$24,285
Fixed maturities held to maturity, at amortized cost (fair value - $3,051 and $3,055)	3,081	3,076
Equity securities, at fair value (cost - $1,297 and $1,280)	1,553	1,507
Short-term investments, at fair value (amortized cost - $3,008 and $2,299)	3,009	2,299
Other investments (cost - $653 and $592)	817	675

Total investments	35,529	31,842
Cash	544	512
Securities lending collateral	2,034	1,723
Accrued investment income	339	338
Insurance and reinsurance balances receivable	3,733	3,343
Accounts and notes receivable	152	197
Reinsurance recoverable	14,729	15,463
Deferred policy acquisition costs	1,081	930
Prepaid reinsurance premiums	1,686	1,346
Funds withheld	229	276
Value of reinsurance business assumed	220	235
Goodwill	2,655	2,703
Deferred tax assets	1,164	1,314
Investments in partially-owned insurance companies (cost—$873 and $818)	917	876
Other assets	1,421	1,342

Total assets	$66,433	$62,440

Liabilities
Unpaid losses and loss expenses	$35,149	$35,055
Unearned premiums	6,676	5,884
Future policy benefits for life and annuity contracts	516	521
Funds withheld	220	93
Insurance and reinsurance balances payable	2,467	2,405
Deposit liabilities	346	350
Securities lending payable	2,034	1,723
Payable for securities purchased	1,461	701
Accounts payable, accrued expenses and other liabilities	1,364	1,228
Income taxes payable	166	174
Dividends payable	82	74
Short-term debt	500	300
Long-term debt	1,632	1,811
Trust preferred securities	309	309

Total liabilities	52,922	50,628

Commitments and contingencies
Shareholders’ equity
Preferred Shares ($1.00 par value, 2,300,000 shares authorized, issued and outstanding)	2	2
Ordinary Shares ($0.041666667 par value, 500,000,000 shares authorized; 325,956,542 and 323,322,586 shares issued and outstanding)	13	13
Additional paid-in capital	6,594	6,569
Unearned stock grant compensation	—	(69)
Retained earnings	6,334	4,965
Deferred compensation obligation	5	6
Accumulated other comprehensive income	568	332
Ordinary Shares issued to employee trust	(5)	(6)

Total shareholders’ equity	13,511	11,812

Total liabilities and shareholders’ equity	$66,433	$62,440

See accompanying notes to the interim consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For the three and nine months ended September 30, 2006 and 2005

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
	(in millions of U.S. dollars, except per share data)
Revenues
Gross premiums written	$4,297	$4,261	$13,391	$13,017
Reinsurance premiums ceded	(1,507)	(1,372)	(4,225)	(3,853)

Net premiums written	2,790	2,889	9,166	9,164
Change in unearned premiums	298	202	(367)	(275)

Net premiums earned	3,088	3,091	8,799	8,889
Net investment income	414	320	1,173	910
Net realized gains (losses)	(113)	83	(113)	101

Total revenues	3,389	3,494	9,859	9,900

Expenses
Losses and loss expenses	1,818	2,804	5,246	6,436
Life and annuity benefits	29	35	91	108
Policy acquisition costs	441	426	1,290	1,243
Administrative expenses	353	308	1,091	960
Interest expense	46	43	134	128
Other (income) expense	(6)	(25)	(27)	(36)

Total expenses	2,681	3,591	7,825	8,839
Income (loss) before income tax and cumulative effect of a change in accounting principle	708	(97)	2,034	1,061
Income tax expense	130	15	398	269

Income (loss) before cumulative effect of a change in accounting principle	578	(112)	1,636	792
Cumulative effect of a change in accounting principle	—	—	4	—

Net income (loss)	$578	$(112)	$1,640	$792

Other comprehensive income (loss)
Unrealized appreciation (depreciation) arising during the period	541	(80)	157	(136)
Reclassification adjustment for net realized (gains) losses included in net income	82	(47)	70	(151)

	623	(127)	227	(287)
Change in:
Minimum pension liability	(5)	1	(9)	7
Cumulative translation adjustment	15	(25)	89	(104)

Other comprehensive income (loss), before income tax	633	(151)	307	(384)
Income tax benefit (expense) related to other comprehensive income items	(117)	40	(71)	91

Other comprehensive income (loss)	516	(111)	236	(293)

Comprehensive income (loss)	$1,094	$(223)	$1,876	$499

Basic earnings (loss) per share before cumulative effect of a change in accounting principle	$1.76	$(0.43)	$4.98	$2.67
Cumulative effect of a change in accounting principle	—	—	.01	—

Basic earnings (loss) per share	$1.76	$(0.43)	$4.99	$2.67

Diluted earnings (loss) per share before cumulative effect of a change in accounting principle	$1.73	$(0.43)	$4.91	$2.63
Cumulative effect of a change in accounting principle	—	—	.01	—

Diluted earnings (loss) per share	$1.73	$(0.43)	$4.92	$2.63

See accompanying notes to the interim consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the nine months ended September 30, 2006 and 2005

(Unaudited)

	2006	2005
	(in millions of U.S. dollars)
Preferred Shares
Balance - beginning and end of period	$2	$2

Ordinary Shares
Balance – beginning and end of period	13	12

Additional paid-in capital
Balance – beginning of period	6,569	4,905
Reclassification of unearned stock grant compensation	(69)	—
Net shares issued (redeemed) under employee share-based compensation plans	(13)	54
Exercise of stock options	50	84
Cumulative effect of a change in accounting principle	(5)	—
Share-based compensation expense	62	—
Other	—	1

Balance – end of period	6,594	5,044

Unearned stock grant compensation
Balance – beginning of period	(69)	(57)
Reclassification of unearned stock grant compensation	69	—
Net issuance of restricted stock under employee share- based compensation plans	—	(70)
Amortization	—	42

Balance – end of period	—	(85)

Retained earnings
Balance – beginning of period	4,965	4,249
Net income	1,640	792
Dividends declared on Ordinary Shares	(238)	(193)
Dividends declared on Preferred Shares	(33)	(33)

Balance – end of period	6,334	4,815

Deferred compensation obligation
Balance – beginning of period	6	12
Increase (decrease) to obligation	(1)	(4)

Balance – end of period	$5	$8

See accompanying notes to the interim consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (cont’d)

For the nine months ended September 30, 2006 and 2005

(Unaudited)

	2006	2005
	(in millions of U.S. dollars)
Accumulated other comprehensive income
Net unrealized appreciation (depreciation) on investments
Balance – beginning of period	$317	$634
Change in period	227	(287)
Income tax (expense) benefit	(44)	54

Balance – end of period	500	401

Minimum pension liability
Balance – beginning of period	(58)	(64)
Change in period	(9)	7
Income tax (expense) benefit	3	(2)

Balance – end of period	(64)	(59)

Cumulative translation adjustment
Balance – beginning of period	73	164
Change in period	89	(104)
Income tax (expense) benefit	(30)	39

Balance – end of period	132	99

Accumulated other comprehensive income	568	441

Ordinary Shares issued to employee trust
Balance – beginning of period	(6)	(12)
(Increase) decrease in Ordinary Shares	1	4

Balance – end of period	(5)	(8)

Total shareholders’ equity	$13,511	$10,229

See accompanying notes to the interim consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2006 and 2005

(Unaudited)

	2006	2005
	(in millions of U.S. dollars)
Cash flows from operating activities
Net income	$1,640	$792
Adjustments to reconcile net income to net cash flows from operating activities:
Net realized (gains) losses	113	(101)
Amortization of premium/discount on fixed maturities	20	80
Deferred income taxes	89	11
Unpaid losses and loss expenses	475	4,120
Unearned premiums	622	403
Future policy benefits for life and annuity contracts	(5)	12
Insurance and reinsurance balances payable	78	120
Accounts payable, accrued expenses and other liabilities	32	(23)
Income taxes payable	(8)	(36)
Insurance and reinsurance balances receivable	(321)	(356)
Reinsurance recoverable	589	(1,533)
Deferred policy acquisition costs	(126)	(43)
Prepaid reinsurance premiums	(258)	(132)
Funds withheld, net	173	19
Value of reinsurance business assumed	15	33
Other	173	133

Net cash flows from operating activities	3,301	3,499

Cash flows used for investing activities
Purchases of fixed maturities available for sale	(31,302)	(22,172)
Purchase of fixed maturities held to maturity	(447)	—
Purchases of equity securities	(585)	(455)
Sales of fixed maturities available for sale	26,171	17,045
Sales of equity securities	704	348
Maturities and redemptions of fixed maturities available for sale	2,467	1,710
Maturities and redemptions of fixed maturities held to maturity	428	117
Net payments made on the settlement of investment derivatives	(5)	(2)
Sale of subsidiary (net of cash sold of $372 and $Nil)	(372)	7
Other	(133)	(44)

Net cash flows used for investing activities	(3,074)	(3,446)

Cash flows used for financing activities
Dividends paid on Ordinary Shares	(230)	(187)
Dividends paid on Preferred Shares	(33)	(33)
Net proceeds from issuance of long-term debt	298	10
Repayment of short-term debt	(300)	—
Proceeds from exercise of options for Ordinary Shares	50	84
Proceeds from Ordinary Shares issued under ESPP	8	8

Net cash flows used for financing activities	(207)	(118)

Effect of foreign currency rate changes on cash and cash equivalents	12	(24)

Net increase (decrease) in cash	32	(89)
Cash – beginning of period	512	498

Cash – end of period	$544	$409

See accompanying notes to the interim consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. General

ACE Limited (ACE or the Company) is a holding company incorporated with limited liability under the Cayman Islands Companies Law and maintains its corporate business office in Bermuda. The Company, through its various subsidiaries, provides a broad range of insurance and reinsurance products to insureds worldwide. ACE operates through the following business segments: Insurance – North American, Insurance – Overseas General, Global Reinsurance, Financial Services and Life Insurance and Reinsurance. These segments are described in Note 10.

The interim unaudited consolidated financial statements, which include the accounts of the Company and its subsidiaries, have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and, in the opinion of management, reflect all adjustments (consisting of normally recurring accruals) necessary for a fair presentation of the results for such periods. All significant intercompany accounts and transactions have been eliminated. Certain items in the prior year/period financial statements have been reclassified to conform to the current period presentation. The results of operations and cash flows for any interim period are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the consolidated financial statements, and related notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

2. Significant accounting policies

a) Direct-response marketing costs

Advertising costs are expensed as incurred except for direct-response campaigns, principally related to personal accident business produced by the Insurance – Overseas General segment, which are deferred and recognized over the expected future benefit period in accordance with Statement of Position 93-7, Reporting on Advertising Costs. For individual direct-response marketing campaigns that the Company can demonstrate have specifically resulted in incremental sales to customers and such sales have probable future economic benefits, incremental costs directly related to the marketing campaigns are capitalized. Deferred marketing costs are reviewed regularly for recoverability and amortized over the expected economic future benefit period. The expected future benefit period is evaluated periodically based on historical results and adjusted prospectively. The amount of deferred marketing costs reported in deferred policy acquisition costs was $188 million and $126 million at September 30, 2006 and December 31, 2005, respectively. The amount of expense amortized into earnings was $32 million and $45 million for the nine months ended September 30, 2006 and 2005, respectively. In the first quarter of 2006, the Company completed a study of revenues derived from historical direct-response marketing campaigns. Beginning January 1, 2006, the Company revised the amortization for deferred costs arising from direct-response marketing campaigns to be consistent with the findings of the study. As a result of this change in estimate, the average amortization period has been lengthened from 3 to 5 years. With respect to direct-response marketing campaigns completed prior to January 1, 2006, the lengthening of the average amortization period, relative to previous amortization schedules, did not have a significant impact on amortization expense for the three and nine month periods ended September 30, 2006.

b) Call options in debt instruments

In 2005, the Financial Accounting Standards Board (FASB) issued Statement 133 Implementation Issue No. B38, Embedded Derivatives: Evaluation of Net Settlement with Respect to the Settlement of a Debt Instrument through Exercise of an Embedded Put Option or Call Option (Issue B38), which clarifies that the potential settlement of a debtor’s obligation to the creditor that would occur upon exercise of the put option or call option meets the net settlement criterion in paragraph (9a) of Financial Accounting Standard (FAS) No. 133, Accounting for Derivatives Instruments and Hedging Activities (FAS 133). Issue B38 became effective in the first quarter of 2006. In adopting Issue B38, the Company determined that call options within three debt instruments were embedded derivatives and must be reported at fair value. At September 30, 2006, the Company recognized a net liability of $4 million with a corresponding loss in net realized gains (losses) for the nine months ended September 30, 2006.

c) New accounting pronouncements

Pensions

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(FAS 158). FAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in funded status in the year in which the changes occur through comprehensive income. Additionally, FAS 158 requires an employer to measure the funded status of a plan as of the date of its year-end balance sheet, with limited exceptions. The Company will be required to adopt the recognition and disclosure provisions of FAS 158 as of December 31, 2006.

As of December 31, 2005, the Company’s defined benefit pension plans had an under-funded status of $128 million. With respect to this amount, the Company recognized $116 million of pre-tax liabilities as of December 31, 2005, comprised of: i) a net liability of $25 million that was reflected in income thereby reducing shareholders’ equity. The $25 million net liability consisted of a prepaid asset of $33 million, accrued liability of $59 million, and an intangible asset of $1 million; and ii) an additional minimum liability of $91 million that reduced shareholders’ equity through accumulated other comprehensive income. Accordingly, if applied to the Company’s financial statements as of December 31, 2005, FAS 158 would have reduced shareholders’ equity by $8 million. The Company is currently evaluating the impact of adopting FAS 158 as of December 31, 2006.

Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157). FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. FAS 157 focuses on how to measure fair value and establishes a 3-level hierarchy for both measurement and disclosure purposes. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. Under FAS 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. FAS 157 does not expand the use of fair value to any new circumstances. The Company is currently evaluating the impact of adopting FAS 157.

Considering the Effect of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements

In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 provides guidance as to how errors should be evaluated to assess materially from a quantitative perspective. SAB 108 permits companies to initially apply its provisions by either restating prior financial statements or recording the cumulative effect of initially applying the approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment to retained earnings. SAB 108 is required to be adopted by December 31, 2006 and the Company is currently evaluating the potential impact on the financial statements of adopting SAB 108.

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in tax positions by prescribing a financial statement recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. Further, FIN 48 expands the required disclosures associated with such uncertain tax positions. The provisions of FIN 48 are effective January 1, 2007 and the cumulative effect of adoption, if any, will result in an adjustment to opening retained earnings. The Company is currently evaluating the potential impact on the financial statements of adopting FIN 48.

Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued FAS 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 (FASB 155). FAS 155 permits fair value re-measurement of an entire hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; narrows the scope exemption applicable to interest-only strips and principal-only strips from FAS 133 (the FASB has recently proposed to expand this exception by issuing a FAS 133 Implementation Issue which will, if approved, also create a scope exception for certain securitized interests that contain prepayment risk from underlying financial assets); establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain embedded derivatives requiring bifurcation; and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. FAS 155 is effective for all financial instruments acquired or issued after January 1, 2007 and is not expected to have a material impact on the Company’s financial condition or results of operations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Sale of Certain Run-Off Reinsurance Subsidiaries

On July 3, 2006, the Company completed the sale of ACE American Reinsurance Company (AARe), Brandywine Reinsurance Company (UK) Ltd (BRUK), and Brandywine Reinsurance Company SANV (collectively, “the three companies”) to Randall & Quilter Investment Holdings Limited (R&Q). At June 30, 2006, the three companies had total losses and loss expenses reserves of approximately $808 million, reinsurance recoverables, net of provision for uncollectible reinsurance, of approximately $320 million, cash of approximately $372 million, investments of approximately $127 million and other liabilities, net of other assets, of approximately $29 million. In connection with the sale, the Company received a $5 million interest bearing note from R&Q plus contingent consideration in the form of preference shares issued by R&Q with a total potential benefit of $15 million, depending upon the performance of BRUK and AARe. The Company will not recognize the contingent consideration until its receipt is assured.

The transaction resulted in a pre-tax realized gain of approximately $9 million which is included in realized gains (losses) in the accompanying statement of operations and an after-tax gain of approximately $23 million. The income tax benefit of approximately $14 million principally relates to the effect of the sale on U.S. federal income taxes reflecting differences in the bases of the assets of the three companies for financial reporting purposes compared to the corresponding tax bases.

The Company eliminated a deferred tax asset valuation allowance of $48.3 million that had been established in connection with the purchase of the three companies in 1999 as part of the acquisition of CIGNA’s property/casualty business. Pursuant to Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, the Company has reduced goodwill by $48.3 million to reflect the elimination of this valuation allowance.

The ultimate accounting gain is subject to adjustment due to final settlement with R&Q regarding the closing balance sheets of each of the three companies sold and the contingent consideration referred to above. Financial results related to the sold business are included in the Insurance - North American segment.

Subsequent to the sale, the Company maintains two obligations related to the three companies as follows:

•	As part of the sale, a subsidiary of the Company issued an aggregate reinsurance agreement to AARe providing 70 percent coverage of up to $50 million in losses above net undiscounted reserves of $346 million, including the provision for uncollectible reinsurance, held by AARe on July 3, 2006. The coverage is payable only if and to the extent AARe surplus falls below $25 million at the time losses covered by this agreement become due and payable.

•	Prior to the sale of BRUK, the Company guaranteed certain insurance policies issued by BRUK (the BRUK Guarantee). Subsequent to the sale, the BRUK Guarantee remains in force. At June 30, 2006, the unpaid losses and loss expenses reserves covered by the BRUK Guarantee were approximately $32 million. As part of the transaction, R&Q has agreed to indemnify the Company in the event it is required to make payment under the BRUK Guarantee; however, the Company has not been relieved of its obligation to perform under the BRUK Guarantee.

Additionally, prior to the sale, an ACE affiliate ceded 100 percent of the risks associated with certain insurance policies to BRUK. Subsequent to the sale, this cession remains in force. At June 30, 2006, the reinsurance recoverable by the ACE affiliate from BRUK under this agreement was approximately $69 million.

4. Share-Based Compensation

The Company has share-based compensation plans which currently provide for awards of stock options, restricted stock, and restricted stock units to its employees and members of the Board of Directors. In December 2004, the FASB issued FAS 123 (Revised) “Share-Based Payment” (FAS 123R) which is a revision of FAS 123 that supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). This statement requires all companies to measure and record compensation cost for all share-based payment awards (including employee stock options) at grant-date fair value. The Company adopted FAS 123R effective January 1, 2006. Prior to the adoption of FAS 123R, the Company accounted for its share-based compensation plans in accordance with APB 25. In accordance with APB 25, the Company did not recognize compensation expense for employee stock options in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying Ordinary Shares on the date of the grant. In addition, the Company did not recognize expenses related to its employee stock purchase plan (ESPP). Upon adopting FAS 123R on January 1, 2006, the Company was required to expense employee stock options and expenses related to its ESPP. FAS 123R also requires that the excess tax benefits of deductions resulting from the exercise of stock options be classified as cash flows from financing activities. Prior to the adoption of FAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows.

In adopting FAS 123R, the Company applied the modified prospective method and accordingly, prior period amounts have not been restated. Under this method, the Company recognizes compensation expense for all share-based payments granted, modified, or settled after January 1, 2006, as well as for any awards that were granted prior to January 1, 2006 for which the requisite service had not been provided as of January 1, 2006 (i.e., unvested awards). Unvested awards are to be expensed consistent with the valuation used in previous disclosures of the pro forma effect of FAS 123. The Company used the Black-Scholes option-pricing model to disclose the pro forma effect of FAS 123 and to determine the fair value of share compensation under FAS 123R.

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table outlines the Company’s net income (loss) available to holders of Ordinary Shares and basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2005 had the compensation cost been determined in accordance with the fair value method recommended in FAS 123. The reported and pro forma net income and basic and diluted earnings per share for the three and nine months ended September 30, 2006 are the same since share-based compensation expense is calculated under the provisions of FAS 123R. The amounts for the three and nine months ended September 30, 2006 are included in the table below only to provide the detail for a comparative presentation to the three and nine months ended September 30, 2005.

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
	(in millions of U.S. dollars, except per share data)
Net income (loss) available to holders of Ordinary Shares:
As reported	$567	$(123)	$1,607	$759
Add: Share-based compensation expense included in reported net income, net of income tax	18	11	49	32
Deduct: Compensation expense, net of income tax	18	14	49	42

Pro forma net income (loss)	$567	$(126)	$1,607	$749

Basic earnings (loss) per share:
As reported	$1.76	$(0.43)	$4.99	$2.67

Pro forma	$1.76	$(0.44)	$4.99	$2.63

Diluted earnings (loss) per share:
As reported	$1.73	$(0.43)	$4.92	$2.63

Pro forma	$1.73	$(0.44)	$4.92	$2.59

The adoption of FAS 123R resulted in incremental share-based compensation expense for the cost of stock options and shares issued under the ESPP of $5 million before and after tax and $14 million ($13 million after tax), respectively, for the three and nine months ended September 30, 2006, ($0.01 and $0.04, respectively, per basic and diluted share) that would not have otherwise been recognized. For the three and nine months ended September 30, 2006, the expense for the restricted stock was $15 million and $46 million, respectively ($12 million and $35 million, respectively, after tax).

Under the ACE Limited 2004 Long-Term Incentive Plan (the 2004 LTIP) a total of 15,000,000 Ordinary Shares of the Company are authorized to be issued pursuant to awards made as stock options, stock appreciation rights, performance shares, performance units, restricted stock and restricted stock units. The maximum number of shares that may be delivered to participants and their beneficiaries under the 2004 LTIP shall be equal to the sum of: (i) 15,000,000 shares; and (ii) any shares that are represented by awards granted under the ACE Limited 1995 Long-Term Incentive Plan, the ACE Limited 1995 Outside Directors Plan, the ACE Limited 1998 Long-Term Incentive Plan, and the ACE Limited 1999 Replacement Long-Term Incentive Plan (the Prior Plans) that are forfeited, expired or are canceled after the effective date of the 2004 LTIP of February 25th, 2004, without delivery of shares or which result in the forfeiture of the shares back to the Company to the extent that such shares would have been added back to the reserve under the terms of the applicable Prior Plan. As of September 30, 2006, a total of 11,454,562 shares remain available for future issuance under this plan.

At the Annual General Meeting, held on May 18, 2006, the Second Amendment to the ACE Limited ESPP was approved by shareholders. The Second Amendment of the ESPP increased the number of Ordinary Shares available for issuance under the ESPP by 1,500,000 shares (Additional Shares), which shares are in addition to the 1,500,000 Ordinary Shares previously reserved under the ESPP. As of September 30, 2006, a total of 1,398,641 Ordinary Shares remain available for issuance under the ESPP.

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

Included in the Company’s share-based compensation expense in the nine months ended September 30, 2006 is the cost related to the unvested portion of the 2005, 2004 and 2003 stock option grants. The fair value of the stock options was estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time from grant to exercise date) was estimated using the historical exercise behavior of employees. For 2005 and prior options, expected volatility was based on historical volatility for a period equal to the stock option’s expected life, ending on the date of grant, and calculated on a monthly basis. For 2006 options, expected volatility was calculated as a blend of (a) historical volatility based on daily closing prices over a period equal to the expected life assumption, (b) long-term historical volatility based on daily closing prices over the period from ACE’s initial public trading date through the most recent quarter; and (c) implied volatility derived from ACE’s publicly traded options.

The fair value of the options issued is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants for the periods indicated:

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Dividend yield	1.96%	2.02%	1.63%	1.89%
Expected volatility	30.67%	22.36%	31.31%	22.36%
Risk-free interest rate	4.33%	3.97%	4.60%	3.88%
Forfeiture rate	7.50%	5.00%	7.50%	5.00%
Expected life	5 years	4 years	6 years	4 years

The following table shows, for the periods indicated, changes in the Company’s stock options:

	Three Months Ended September 30, 2006		Nine Months Ended September 30, 2006
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding, beginning of period	12,861,238	$38.87	12,643,761	$36.53
Granted	2,960	$50.96	1,494,715	$56.29
Exercised	502,718	$33.71	1,441,901	$34.95
Forfeited	53,964	$47.60	389,059	$38.85

Options outstanding, end of period	12,307,516	$39.04	12,307,516	$39.04

Options exercisable, end of period	8,938,340	$35.49	8,938,340	$35.49

The weighted-average remaining contractual term was 6.12 years for the stock options outstanding and 5.24 years for the stock options exercisable at September 30, 2006. The total intrinsic value was approximately $195 million for stock options outstanding and $172 million for stock options exercisable at September 30, 2006. The total intrinsic value for stock options exercised during the three and nine months ended September 30, 2006 was approximately $10 million and $28 million, respectively. The weighted-average fair values for the stock options granted for the three and nine months ended September 30, 2006 was $14.89 and $18.32, respectively.

The amount of cash received during the three and nine months ended September 30, 2006 from the exercise of stock options was $17 million and $50 million, respectively.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restricted Stock

The Company’s 2004 LTIP also provides for grants of restricted stock. The Company generally grants restricted stock with a 4-year vesting period, based on a graded vesting schedule. The restricted stock is granted at market close price on the date of grant. Included in the Company’s share-based compensation expense in the nine months ended September 30, 2006 is a portion of the cost related to the unvested restricted stock granted in the years 2002 to 2006.

The following table shows, for the periods indicated, changes in the Company’s restricted stock:

	Three Months Ended September 30, 2006		Nine Months Ended September 30, 2006
	Number of Restricted Stock	Weighted Average Grant-Date Fair Value	Number of Restricted Stock	Weighted Average Grant-Date Fair Value
Unvested restricted stock, beginning of period	3,684,645	$47.89	3,488,668	$41.26
Granted	49,182	$51.04	1,617,104	$56.06
Vested and issued	38,064	$39.44	1,148,910	$40.00
Forfeited	60,578	$47.31	321,677	$43.63

Unvested restricted stock, end of period	3,635,185	$48.03	3,635,185	$48.03

Included in the above table are 96,200 performance-based restricted shares issued to executive officers, consisting of 50,200 target awards issued in 2006 and 46,000 target awards issued prior to 2006. With respect to the 2006 target awards, the performance goal is based on the achievement by ACE Limited of growth in GAAP book value exceeding the median growth of a specified peer group, according to a designated financial measure listed in the ACE Limited 2004 Long-Term Incentive Plan. The target awards are based on a graded vesting schedule over a 4-year period. If an installment does not vest because the initial one-year performance goal is missed, a re-measurement feature provides additional vesting opportunities based on cumulative performance over a series of extended measurement periods within the 4-year performance period. If performance measures are not achieved by the end of the 4-year performance period, related shares are forfeited. Excluded from the above table are premium awards granted in 2006 that provide the same executive officers an opportunity to earn up to an additional 50,200 shares based on the Company’s performance. The premium awards vest at the end of four years and, similar to target awards, performance is measured based on the Company’s growth in GAAP book value relative to its peers. With respect to the 2006 premium awards, if cumulative performance is less than the peer group’s 65th percentile, no premium award will be earned. For performance between the 65th and 75th percentile, the premium will be interpolated between 50 percent and 100 percent of the number of actual shares earned from the target award. With respect to target awards granted prior to 2006, the performance measurement and vesting period is comparable to the 2006 target awards. The Company recognizes expense related to performance-based restricted shares based on an estimate of the restricted shares that will ultimately be earned. For the nine months ended September 30, 2006, compensation expense was recognized for the 96,200 target awards but not the premium awards.

Under the provisions of FAS 123R, the recognition of deferred compensation, a contra-equity account representing the amount of unrecognized restricted stock expense that is reduced as expense is recognized, at the date restricted stock is granted is no longer permitted. Therefore, the amount of deferred compensation that had been reflected in “Unearned stock grant compensation” was reclassified to “Additional paid-in capital” in the Company’s Consolidated Balance Sheet.

Restricted Stock Units

The Company’s 2004 LTIP also provides for grants of other awards, including restricted stock units. In 2006, the Company granted restricted stock units with a 4-year vesting period, based on a graded vested schedule. Each restricted stock unit represents the Company’s obligation to deliver to the holder one share of Ordinary Shares upon vesting. On February 22, 2006, the Company granted 80,120 restricted stock units with a weighted-average grant date fair value of $56.40.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company also grants restricted stock units with a 1-year vesting period to non-management directors. Delivery of Ordinary Shares on account of these restricted stock units to non-management directors is deferred until six months after the date of the non-management directors’ termination from the Board. During the nine months ended September 30, 2006, 23,092 stock units were awarded to non-management directors. These units will vest in May 2007. During the nine months ended September 30, 2005, 24,856 stock units were awarded to non-management directors. These units vested in May 2006.

ESPP

The ESPP gives participating employees the right to purchase Ordinary Shares through payroll deductions during consecutive “Subscription Periods.” Annual purchases by participants are limited to the number of whole shares that can be purchased by an amount equal to ten percent of the participant’s compensation or $25,000, whichever is less. The ESPP has two six-month Subscription Periods, the first of which runs between January 1 and June 30 and the second of which runs between July 1 and December 31 of each year. The amounts that have been collected from participants during a Subscription Period are used on the “Exercise Date” to purchase full shares of Ordinary Shares. An Exercise Date is generally the last trading day of a Subscription Period. The number of shares purchased is equal to the total amount, as of the Exercise Date, that has been collected from the participants through payroll deductions for that Subscription Period, divided by the Purchase Price, rounded down to the next full share. The “Purchase Price” is 85 percent of the lower of (1) the fair market value of an Ordinary Share on the first day of the Subscription Period, or (2) the fair market value of an Ordinary Share on the Exercise Date. Participants may withdraw from an offering before the exercise date and obtain a refund of the amounts withheld through payroll deductions. Included in the Company’s share-based compensation expense in the nine months ended September 30, 2006 is a portion of the cost related to the estimated December 31, 2006 ESPP offering.

The fair values of the offerings of the Subscription Periods ended December 31, 2006 and June 30, 2006 were calculated using a Black-Scholes option valuation model that used the assumptions noted in the following table. The risk-free interest rate is based on the U.S. Treasury yield curve. Expected volatility was based on an average of historical and implied volatility.

	July 1 - December 31 2006	January 1 –June 30 2006
Dividend yield	1.98%	1.69%
Expected volatility	24%	25%
Risk-free interest rate	5.0%	4.2%
Forfeiture rate	0%	0%
Expected life	6 months	6 months

The weighted-average fair value for the Company’s ESPP rights was $11.22 and $12.21, respectively, for the December 31, 2006 and June 30, 2006 ESPP offerings.

As of September 30, 2006, unrecognized compensation expense related to the unvested portion of the Company’s Employee Share-Based Awards was approximately $125 million and is expected to be recognized over a weighted-average period of approximately 2.14 years.

The Company generally issues shares for the exercise of stock options, for restricted stock and shares under the ESPP from un-issued reserved shares.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. Investments

a) Gross unrealized loss

As of September 30, 2006, there were 6,391 fixed maturities in an unrealized loss position out of a total of 13,666 fixed maturities in the investment portfolio. The largest single unrealized loss for a fixed maturity security was $1.7 million. There were 369 equity securities in an unrealized loss position out of a total of 1,093 equity securities in the investment portfolio. The largest single unrealized loss for an equity security was $2.8 million. There were no securities that had been in a loss position for the previous nine consecutive months with a market value of less than 80 percent of amortized cost, or cost for equity securities. Most of the fixed maturities in an unrealized loss position were investment grade securities for which fair value declined due to increases in market interest rates from the date of purchase.

The following tables summarize, for all securities in an unrealized loss position at September 30, 2006 and December 31, 2005 (including securities on loan), the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position.

September 30, 2006

	0 - 12 Months		Over 12 Months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of U.S. dollars)
U.S. Treasury and agency	$1,415	$(9.4)	$360	$(4.3)	$1,775	$(13.7)
Foreign	3,639	(41.8)	36	(0.5)	3,675	(42.3)
Corporate securities	5,046	(40.1)	363	(6.2)	5,409	(46.3)
Mortgage-backed securities	3,413	(13.6)	876	(12.7)	4,289	(26.3)
States, municipalities and political subdivisions	215	(1.6)	29	(0.6)	244	(2.2)

Total fixed maturities	13,728	(106.5)	1,664	(24.3)	15,392	(130.8)
Equities	648	(24.3)	—	—	648	(24.3)
Other investments	12	(1.8)	—	—	12	(1.8)

Total	$14,388	$(132.6)	$1,664	$(24.3)	$16,052	$(156.9)

Included in the “0 – 12 Months” and “Over 12 Months” aging categories at September 30, 2006, are fixed maturities held to maturity with combined fair values of $1.1 billion and $1.6 billion, respectively. The associated gross unrealized losses related to these fixed maturities are $10.2 million and $22.9 million, respectively.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

December 31, 2005

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

Included in the “0 – 12 Months” aging category at December 31, 2005, were fixed maturities held to maturity with combined fair values of $2.6 billion. The associated gross unrealized losses related to these fixed maturities were $24.1 million.

b) Other- than- temporary impairments

The following table shows, for the periods indicated, the losses included in net realized gains (losses) as a result of conditions which caused the Company to conclude the decline in fair value of certain investments was “other-than-temporary”. The impairments during the three and nine months ended September 30, 2006 are primarily due to an increase in market interest rates from the date of security purchase.

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
	(in millions of U.S. dollars)
Fixed maturities	$106	$4	$186	$28
Equity securities	3	4	9	6
Other investments	—	2	6	2

Total	$109	$10	$201	$36

6. Debt

ACE INA notes

On May 8, 2006, ACE INA issued $300 million of 6.7 percent notes due May 15, 2036. These notes are redeemable at any time at ACE INA’s option subject to a “make-whole” premium plus 0.20 percent. The notes are also redeemable at par plus accrued and unpaid interest in the event of certain changes in tax law. These notes do not have the benefit of any sinking fund. These senior unsecured notes are guaranteed on a senior basis by the Company and they rank equally with all of the Company’s other senior obligations. They also contain a customary limitation on lien provisions as well as customary events of default provisions which, if breached, could result in the accelerated maturity of such senior debt. The proceeds from this debt offering were used to repay the $300 million, 8.3 percent notes issued in 1999, which matured in August 2006.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Commitments, contingencies and guarantees

a) Other investments

The Company invests in limited partnerships with a carrying value of $221 million included in other investments. In connection with these investments, the Company has commitments that may require funding of up to $279 million over the next several years.

b) Legal proceedings

(i) Claims and Other Litigation

The Company’s insurance subsidiaries are subject to claims litigation involving disputed interpretations of policy coverages and, in some jurisdictions, direct actions by allegedly-injured persons seeking damages from policyholders. These lawsuits, involving claims on policies issued by the Company’s subsidiaries which are typical to the insurance industry in general and in the normal course of business, are considered in the Company’s loss and loss expense reserves. In addition to claims litigation, the Company and its subsidiaries are subject to lawsuits and regulatory actions in the normal course of business that do not arise from or directly relate to claims on insurance policies. This category of business litigation typically involves, amongst other things, allegations of underwriting errors or misconduct, employment claims, regulatory activity or disputes arising from business ventures. In the opinion of ACE’s management, ACE’s ultimate liability for these matters is not likely to have a material adverse effect on ACE’s consolidated financial condition, although it is possible that the effect could be material to ACE’s consolidated results of operations for an individual reporting period.

(ii) Subpoenas

On April 26, 2006, ACE reached a settlement with the Attorneys General of New York, Illinois and Connecticut and the New York Department of Insurance pursuant to which ACE received an Assurance of Discontinuance (AOD) from these authorities that no litigation will be filed by them against ACE relating to these regulators’ investigation of brokerage compensation practices (with limited exceptions as stated in the AOD), and ACE agreed to pay $80 million ($66 million after tax). Of that amount, $40 million was placed in a fund allocated for distribution to policyholders who execute a release of any claims they may have against ACE pertaining to allegations of antitrust and related legal violations; any sums remaining after the initial distribution may be used by ACE, as further described in the AOD, to satisfy any pending or other claims asserted by policyholders relating to excess casualty bid rigging or excess casualty steering allegations set forth in the AOD. The remaining $40 million was paid to the three settling Attorneys General as a penalty. These amounts were accrued and expensed in the three months ended March 31, 2006.

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(iii) Business practice-related litigation

ACE Limited, ACE INA Holdings, Inc. and ACE USA, Inc., along with a number of other insurers, were named in a series of federal putative nationwide class actions brought by insurance policyholders. The Judicial Panel on Multidistrict Litigation (JPML) consolidated these cases in the District of New Jersey. On August 1, 2005, plaintiffs in the New Jersey consolidated proceedings filed two consolidated amended complaints – one concerning commercial insurance and the other concerning employee benefit plans. The employee benefit plans litigation against ACE has been dismissed.

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

The plaintiffs have sought unspecified compensatory damages and reimbursement of expenses, including legal fees. On November 29, 2005, ACE and other property and casualty insurer defendants filed motions to dismiss the commercial insurance complaint. On October 3, 2006, the Court ruled on defendants’ motions and held that the McCarron Furguson Act did not apply to the allegations, but the Court also held that plaintiffs had not adequately alleged an antitrust conspiracy or a RICO enterprise. The Court ordered plaintiffs to submit supplemental pleadings on or before October 25, 2006; plaintiffs filed their supplemental pleadings on October 25, 2006. Defendants anticipate re-urging dismissal. The Court is holding a hearing on November 6, 2006, at which the parties likely will discuss a briefing schedule for renewed motions to dismiss.

On February 13, 2006, plaintiffs filed motions to certify a class in the Commercial and Employee Benefits MDL cases. This motion has been fully briefed and is pending.

Illinois Union Insurance Company, an ACE subsidiary, has been named in a state court class action: Van Emden Management Corporation v. Marsh & McLennan Companies, Inc., et al. (Case No. 05-0066A; Superior Court of Massachusetts) (filed January 13, 2005). The allegations in this case are similar to the allegations in the federal class actions identified above. The Van Emden case has been stayed pending resolution of the consolidated proceedings in the District of New Jersey or until further order of the Court.

ACE American Insurance Co., an ACE subsidiary, has been named in a state court lawsuit in Florida: Office Depot, Inc. v. Marsh & McLennan Companies, Inc. et al. (Case No. 502005CA004396; Circuit Court of the 15th Judicial Circuit in Palm Beach County Florida) (filed June 22, 2005). The allegations in this case are similar to the allegations in the federal class actions identified above. The trial court stayed the Office Depot case pending resolution of the consolidated proceedings in the District of New Jersey or until further order of the Court. The Florida court of appeals recently reversed the stay order. Defendants had sought rehearing of the order reversing the stay. The Florida court of appeals recently reversed the stay order and denied rehearing. The court of appeals remanded the case to state court with instructions to reconsider whether a stay should be granted.

ACE was named in four putative securities class action suits following the filing of the civil suit against Marsh by the NYAG on October 14, 2004. The suits were consolidated by the JPML in the Eastern District of Pennsylvania. The Court has appointed as lead plaintiffs Sheet Metal Workers’ National Pension Fund and Alaska Ironworkers Pension Trust. Lead plaintiffs filed a consolidated amended complaint on September 30, 2005, naming ACE Limited, Evan G. Greenberg, Brian Duperreault, and Philip V. Bancroft as defendants. Plaintiffs assert claims solely under Section 10(b) of the Securities Exchange Act of 1934 (the Exchange Act), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Securities Act (control person liability). Plaintiffs allege that ACE’s public statements and securities filings should have revealed that insurers, including certain ACE entities and brokers, allegedly conspired to increase premiums and allocate customers through the use of “B” quotes and contingent commissions and that ACE’s revenues and earnings were inflated by these practices.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On October 28, 2005, ACE Limited and the individual defendants filed a motion to dismiss the consolidated securities actions. Defendants argued that plaintiffs had not adequately alleged any actionable misrepresentations under the securities laws, and that defendants could not be held liable for any failures to disclose information. Defendants also argued that the individual defendants could not be held liable for statements they did not make; that plaintiffs had not adequately pled defendants’ knowledge of any misstatements; and that plaintiffs had not adequately pled loss causation. Plaintiffs have filed a response and the motion to dismiss remains pending. It is not possible to predict an outcome on this motion at this time.

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

ACE Limited and Evan G. Greenberg, as a former officer and director of AIG, have been named in two derivative cases brought by certain shareholders of AIG. The allegations against ACE concern the alleged bid rigging and contingent commission scheme as similarly alleged in the federal policyholder cases. Plaintiffs assert the following causes of action against ACE: breach of fiduciary duty and aiding and abetting breaches of fiduciary duties. Both of these cases were stayed until August 31, 2006. AIG had sought an extension of the stay until November 30, 2006. Plaintiffs in both AIG derivative cases have now agreed to extend the stay until November 30, 2006.

All of these suits seek compensatory damages without specifying an amount. As a result, ACE cannot at this time estimate its potential costs related to these legal matters and accordingly no liability for compensatory damages has been established in the consolidated financial statements. The results of operations for the nine months ended September 30, 2006, include approximately $7 million of investigation related legal expenses. As of September 30, 2006, ACE has incurred approximately $62 million for legal related fees since the investigations began.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. Earnings (loss) per share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated.

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
	(in millions of U.S. dollars, except share and per share data)
Numerator:
Net income (loss) before cumulative effect of a change in accounting principle	$578	$(112)	$1,636	$792
Dividends on Preferred Shares	(11)	(11)	(33)	(33)

Net income (loss) available to holders of Ordinary Shares before cumulative effect of a change in accounting principle	567	(123)	1,603	759
Cumulative effect of a change in accounting principle	—	—	4	—

Net income (loss) available to holders of Ordinary Shares	$567	$(123)	$1,607	$759

Denominator:
Denominator for basic earnings (loss) per share:
Weighted-average shares outstanding	321,857,427	284,777,017	321,502,413	284,016,708
Denominator for diluted earnings (loss) per share:
Share-based compensation plans	4,848,763	—	5,005,317	4,704,056

Adjusted weighted average shares outstanding and assumed conversions:	326,706,190	284,777,017	326,507,730	288,720,764

Basic earnings (loss) per share:
Earnings (loss) per share before cumulative effect of a change in accounting principle	$1.76	$(0.43)	$4.98	$2.67
Cumulative effect of a change in accounting principle	—	—	.01	—

Earnings (loss) per share	$1.76	$(0.43)	$4.99	$2.67

Diluted earnings (loss) per share:
Earnings (loss) per share before cumulative effect of a change in accounting principle	$1.73	$(0.43)	$4.91	$2.63
Cumulative effect of a change in accounting principle	—	—	.01	—

Earnings (loss) per share	$1.73	$(0.43)	$4.92	$2.63

The denominator for diluted loss per share for the three months ended September 30, 2005 does not include the dilutive effect of other dilutive securities. The incremental shares from assumed conversions are not included in computing diluted loss per share amounts as these shares are considered anti-dilutive. Other anti-dilutive securities totaled 5,060,953 shares for the three months ended September 30, 2005.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. Information provided in connection with outstanding debt of subsidiaries

The following tables present condensed consolidating financial information at September 30, 2006 and December 31, 2005 and for the three and nine months ended September 30, 2006 and 2005, for ACE Limited (the Parent Guarantor) and its “Subsidiary Issuer”, ACE INA Holdings, Inc. The Subsidiary Issuer is an indirect wholly-owned subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings. The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuer.

Condensed Consolidating Balance Sheet at September 30, 2006

(in millions of U.S. dollars)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	ACE Limited Consolidated
Assets
Investments	$81	$18,327	$17,121	$—	$35,529
Cash	3	229	312	—	544
Insurance and reinsurance balances receivable	—	2,962	771	—	3,733
Reinsurance recoverable	—	14,806	(77)	—	14,729
Goodwill	—	2,178	477	—	2,655
Investments in subsidiaries	13,470	—	—	(13,470)	—
Due from (to) subsidiaries and affiliates, net	625	(516)	516	(625)	—
Other assets	44	6,269	2,930	—	9,243

Total assets	$14,223	$44,255	$22,050	$(14,095)	$66,433

Liabilities
Unpaid losses and loss expenses	$—	$26,267	$8,882	$—	$35,149
Unearned premiums	—	5,131	1,545	—	6,676
Future policy benefits for life and annuity contracts	—	—	516	—	516
Short-term debt	500	—	—	—	500
Long-term debt	—	1,382	250	—	1,632
Trust preferred securities	—	309	—	—	309
Other liabilities	212	5,346	2,582	—	8,140

Total liabilities	712	38,435	13,775	—	52,922

Total shareholders’ equity	13,511	5,820	8,275	(14,095)	13,511

Total liabilities and shareholders’ equity	$14,223	$44,255	$22,050	$(14,095)	$66,433

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)	Includes ACE Limited parent company eliminations.

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Operations

For the three months ended September 30, 2006

(in millions of U.S. dollars)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	ACE Limited Consolidated
Net premiums written	$—	$1,537	$1,253	$—	$2,790
Net premiums earned	—	1,757	1,331	—	3,088
Net investment income	(1)	212	203	—	414
Equity in earnings of subsidiaries	647	—	—	(647)	—
Net realized gains (losses)	(34)	(50)	(29)	—	(113)
Losses and loss expenses	—	1,132	686	—	1,818
Life and annuity benefits	—	4	25	—	29
Policy acquisition costs and administrative expenses	34	439	327	(6)	794
Interest expense	(1)	42	(2)	7	46
Other (income) expense	—	5	(11)	—	(6)
Income tax expense	1	90	39	—	130

Net income	$578	$207	$441	$(648)	$578

Condensed Consolidating Statement of Operations
For the three months ended September 30, 2005
(in millions of U.S. dollars)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	ACE Limited Consolidated
Net premiums written	$—	$1,642	$1,247	$—	$2,889
Net premiums earned	—	1,755	1,336	—	3,091
Net investment income	1	171	148	—	320
Equity in earnings of subsidiaries	(110)	—	—	110	—
Net realized gains (losses)	37	21	25	—	83
Losses and loss expenses	—	1,345	1,459	—	2,804
Life and annuity benefits	—	2	33	—	35
Policy acquisition costs and administrative expenses	35	407	302	(10)	734
Interest expense	4	35	3	1	43
Other (income) expense	—	(1)	(24)	—	(25)
Income tax expense (benefit)	1	59	(45)	—	15

Net income (loss)	$(112)	$100	$(219)	$119	$(112)

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)	Includes ACE Limited parent company eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Operations

For the nine months ended September 30, 2006

(in millions of U.S. dollars)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	ACE Limited Consolidated
Net premiums written	$—	$4,995	$4,171	$—	$9,166
Net premiums earned	—	4,966	3,833	—	8,799
Net investment income	3	593	577	—	1,173
Equity in earnings of subsidiaries	1,717	—	—	(1,717)	—
Net realized gains (losses)	18	(39)	(92)	—	(113)
Losses and loss expenses	—	3,111	2,135	—	5,246
Life and annuity benefits	—	9	82	—	91
Policy acquisition costs and administrative expenses	95	1,335	978	(27)	2,381
Interest expense	1	118	—	15	134
Other (income) expense	—	10	(37)	—	(27)
Income tax expense	6	334	58	—	398
Cumulative effect of a change in accounting principle	4	—	—	—	4

Net income	$1,640	$603	$1,102	$(1,705)	$1,640

Condensed Consolidating Statement of Operations

For the nine months ended September 30, 2005

(in millions of U.S. dollars)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	ACE Limited Consolidated
Net premiums written	$—	$5,380	$3,784	$—	$9,164
Net premiums earned	—	5,192	3,697	—	8,889
Net investment income	1	471	438	—	910
Equity in earnings of subsidiaries	929	—	—	(929)	—
Net realized gains (losses)	(20)	61	60	—	101
Losses and loss expenses	—	3,547	2,889	—	6,436
Life and annuity benefits	—	3	105	—	108
Policy acquisition costs and administrative expenses	101	1,242	888	(28)	2,203
Interest expense	16	98	15	(1)	128
Other (income) expense	—	—	(36)	—	(36)
Income tax expense (benefit)	1	271	(3)	—	269

Net income	$792	$563	$337	$(900)	$792

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)	Includes ACE Limited parent company eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the nine months ended September 30, 2006

(in millions of U.S. dollars)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	ACE Limited Consolidated
Net cash flows from (used for) operating activities	$(90)	$1,802	$1,589	$3,301

Cash flows from (used for) investing activities
Purchases of fixed maturities available for sale	11	(9,457)	(21,856)	(31,302)
Purchases of fixed maturities held to maturity	—	(443)	(4)	(447)
Purchases of equity securities	—	(347)	(238)	(585)
Sales of fixed maturities available for sale	—	6,476	19,695	26,171
Sales of equity securities	—	348	356	704
Maturities and redemptions of fixed maturities available for sale	—	1,348	1,119	2,467
Maturities and redemptions of fixed maturities held to maturity	—	396	32	428
Net proceeds from (payments made on) the settlement of investment derivatives	18	—	(23)	(5)
Sale of subsidiary net of cash sold of $372		(372)	—	(372)
Other	(15)	16	(134)	(133)

Net cash flows from (used for) investing activities	14	(2,035)	(1,053)	(3,074)

Cash flows from (used for) financing activities
Dividends paid on Ordinary Shares	(230)	—	—	(230)
Dividends paid on Preferred Shares	(33)	—	—	(33)
Net proceeds from issuance of long-term debt	—	298	—	298
Repayment of short-term debt	—	(300)	—	(300)
Proceeds from exercise of options for Ordinary Shares	50	—	—	50
Proceeds from Ordinary Shares issued under ESPP	8	—	—	8
Dividends received from subsidiaries	426	—	(426)	—
Advances (to) from affiliates	(162)	176	(14)	—

Net cash flows from (used for) financing activities	59	174	(440)	(207)

Effect of foreign currency rate changes on cash and cash equivalents	—	12	—	12

Net increase (decrease) in cash	(17)	(47)	96	32
Cash – beginning of period	20	276	216	512

Cash – end of period	$3	$229	$312	$544

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the nine months ended September 30, 2005

(in millions of U.S. dollars)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	ACE Limited Consolidated
Net cash flows from (used for) operating activities	$(48)	$2,087	$1,460	$3,499
Cash flows from (used for) investing activities
Purchases of fixed maturities available for sale	—	(10,923)	(11,249)	(22,172)
Purchases of equity securities	—	(236)	(219)	(455)
Sales of fixed maturities available for sale	—	7,377	9,668	17,045
Sales of equity securities	—	206	142	348
Maturities and redemptions of fixed maturities available for sale	—	1,076	634	1,710
Maturities and redemptions of fixed maturities held to maturity	—	—	117	117
Net proceeds from (payments made on) the settlement of investment derivatives	(20)	—	18	(2)
Sale of subsidiary net of cash sold of $Nil	—	—	7	7
Capitalization of subsidiaries	(100)	100	—	—
Other	—	72	(116)	(44)

Net cash flows used for investing activities	(120)	(2,328)	(998)	(3,446)

Cash flows from (used for) financing activities
Dividends paid on Ordinary Shares	(187)	—	—	(187)
Dividends paid on Preferred Shares	(33)	—	—	(33)
Net proceeds from issuance of long-term debt	—	10	—	10
Proceeds from exercise of options for Ordinary Shares	84	—	—	84
Proceeds from Ordinary Shares issued under ESPP	8	—	—	8
Dividends received from subsidiaries	580	—	(580)	—
Advances (to) from affiliates	(269)	185	84	—

Net cash flows from (used for) financing activities	183	195	(496)	(118)

Effect of foreign currency rate changes on cash and cash equivalents	—	(17)	(7)	(24)

Net increase (decrease) in cash	15	(63)	(41)	(89)
Cash – beginning of period	6	225	267	498

Cash – end of period	$21	$162	$226	$409

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.

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

The Insurance – North American segment includes the operations of ACE USA, ACE Canada and ACE Bermuda, excluding the financial solutions business in both the U.S. and Bermuda, which are included in the Financial Services segment. These operations provide a broad range of property and casualty insurance and reinsurance products, including excess liability, excess property, professional lines, aerospace, accident and health coverages and claim and risk management products and services, to a diverse group of commercial and non-commercial enterprises and consumers. The operations of ACE USA also include run-off operations, which include Brandywine, Commercial Insurance Services, residual market workers’ compensation business, pools and syndicates not attributable to a single business group, the run-off of open market facilities and the run-off results of various other smaller exited lines of business. Run-off operations do not actively sell insurance products, but are responsible for the management of existing policies and related claims.

The Insurance – Overseas General segment consists of ACE International (excluding its life insurance business) and the insurance operations of ACE Global Markets. ACE International includes ACE INA’s network of indigenous insurance operations, which were acquired in 1999. The segment has four regions of operations: ACE Asia Pacific, ACE Far East, ACE Latin America and the ACE European Group, (which comprises ACE Europe, ACE INA UK Limited and the insurance operations of ACE Global Markets). ACE Global Markets provides funds at Lloyd’s to support underwriting by the Lloyd’s syndicates managed by Lloyd’s managing agencies which are owned by the Company (including for segment purposes Lloyd’s operations owned by ACE Financial Services). The reinsurance operation of ACE Global Markets is included in the Global Reinsurance segment. Companies within the Insurance – Overseas General segment write a variety of insurance products including property, casualty, professional lines (D&O and E&O), marine, energy, aviation, political risk, consumer-oriented products and personal accident – principally supplemental accident insurance.

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

Corporate and other (Corporate) includes ACE Limited and ACE INA Holdings, Inc. and intercompany eliminations. In addition, included in losses and loss expenses for the nine months ended September 30, 2006 and 2005 are losses incurred in connection with the commutation of ceded reinsurance contracts that resulted from a differential between the consideration received from reinsurers and the related reduction of reinsurance recoverables, principally related to the time value of money. Due to the Company’s initiatives to reduce reinsurance recoverable balances and thereby encourage such commutations, losses recognized in connection with the commutation of ceded reinsurance contracts are generally not considered when assessing segment performance and accordingly, are directly allocated to Corporate. Accordingly, the effect of the related loss reserve development on net income is reported within Corporate.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For segment reporting purposes, certain items have been presented in a different manner than in the consolidated financial statements. The following tables summarize the operations by segment for the periods indicated.

Statement of Operations by Segment

For the three months ended September 30, 2006

(in millions of U.S. dollars)

	Insurance - North American	Insurance - Overseas General	Global Reinsurance	Financial Services	Life Insurance and Reinsurance	Corporate and Other	ACE Consolidated
Gross premiums written	$2,545	$1,387	$291	$5	$69	$—	$4,297
Net premiums written	1,454	978	284	5	69	—	2,790
Net premiums earned	1,530	1,099	373	17	69	—	3,088
Losses and loss expenses	1,069	532	196	21	—	—	1,818
Life and annuity benefits	—	—	—	—	29	—	29
Policy acquisition costs	143	217	72	2	7	—	441
Administrative expenses	128	155	16	1	8	45	353

Underwriting income (loss)	190	195	89	(7)	25	(45)	447

Net investment income	192	97	56	36	11	22	414
Net realized gains (losses)	(35)	(32)	2	1	(14)	(35)	(113)
Interest expense	6	—	—	—	—	40	46
Other (income) expense	8	(3)	—	(11)	—	—	(6)
Income tax expense (benefit)	68	63	9	4	—	(14)	130

Net income (loss)	$265	$200	$138	$37	$22	$(84)	$578

Statement of Operations by Segment

For the three months ended September 30, 2005

(in millions of U.S. dollars)

	Insurance - North American	Insurance - Overseas General	Global Reinsurance	Financial Services	Life Insurance and Reinsurance	Corporate and Other	ACE Consolidated
Gross premiums written	$2,250	$1,328	$411	$211	$61	$—	$4,261
Net premiums written	1,307	929	380	212	61	—	2,889
Net premiums earned	1,338	1,027	408	257	61	—	3,091
Losses and loss expenses	1,173	685	637	310	—	(1)	2,804
Life and annuity benefits	—	—	—	—	35	—	35
Policy acquisition costs	134	205	78	2	7	—	426
Administrative expenses	96	143	16	3	4	46	308

Underwriting income (loss)	(65)	(6)	(323)	(58)	15	(45)	(482)

Net investment income	139	82	45	35	10	9	320
Net realized gains (losses)	10	17	7	7	5	37	83
Interest expense	6	—	1	—	—	36	43
Other (income) expense	(1)	5	1	(30)	—	—	(25)
Income tax expense (benefit)	10	23	(12)	10	(1)	(15)	15

Net income (loss)	$69	$65	$(261)	$4	$31	$(20)	$(112)

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Statement of Operations by Segment

For the nine months ended September 30, 2006

(in millions of U.S. dollars)

	Insurance - North American	Insurance - Overseas General	Global Reinsurance	Financial Services	Life Insurance and Reinsurance	Corporate and Other	ACE Consolidated
Gross premiums written	$7,369	$4,456	$1,312	$58	$196	$—	$13,391
Net premiums written	4,406	3,207	1,299	58	196	—	9,166
Net premiums earned	4,164	3,224	1,131	84	196	—	8,799
Losses and loss expenses	2,878	1,683	590	94	—	1	5,246
Life and annuity benefits	—	—	—	—	91	—	91
Policy acquisition costs	405	630	232	6	17	—	1,290
Administrative expenses	364	452	48	6	23	198	1,091

Underwriting income (loss)	517	459	261	(22)	65	(199)	1,081

Net investment income	535	273	159	108	30	68	1,173
Net realized gains (losses)	(70)	(24)	(7)	(2)	(23)	13	(113)
Interest expense	16	—	—	—	—	118	134
Other (income) expense	8	3	1	(39)	—	—	(27)
Income tax expense (benefit)	244	163	29	13	(1)	(50)	398
Cumulative effect of a change in accounting principle	—	—	—	—	—	4	4

Net income (loss)	$714	$542	$383	$110	$73	$(182)	$1,640

Statement of Operations by Segment

For the nine months ended September 30, 2005

(in millions of U.S. dollars)

	Insurance - North American	Insurance - Overseas General	Global Reinsurance	Financial Services	Life Insurance and Reinsurance	Corporate and Other	ACE Consolidated
Gross premiums written	$6,744	$4,387	$1,316	$389	$181	$—	$13,017
Net premiums written	4,144	3,181	1,270	388	181	—	9,164
Net premiums earned	3,942	3,191	1,136	439	181	—	8,889
Losses and loss expenses	3,013	1,904	1,048	463	—	8	6,436
Life and annuity benefits	—	—	—	—	108	—	108
Policy acquisition costs	381	612	228	5	17	—	1,243
Administrative expenses	318	429	47	14	11	141	960

Underwriting income (loss)	230	246	(187)	(43)	45	(149)	142

Net investment income	412	236	124	97	29	12	910
Net realized gains (losses)	13	69	7	16	16	(20)	101
Interest expense	16	—	2	—	—	110	128
Other (income) expense	—	16	3	(55)	—	—	(36)
Income tax expense (benefit)	171	124	6	23	(2)	(53)	269

Net income (loss)	$468	$411	$(67)	$102	$92	$(214)	$792

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Underwriting assets for property and casualty and financial services are reviewed in total by management for purposes of decision-making. The Company does not allocate assets to its segments. Assets are specifically identified for our life reinsurance operations and corporate holding companies, including ACE Limited and ACE INA Holdings, Inc.

The following table summarizes the identifiable assets at September 30, 2006 and December 31, 2005.

	September 30 2006	December 31 2005
	(in millions of U.S. dollars)
Life reinsurance	$905	$764
Corporate	2,059	2,172
All other	63,469	59,504

Total assets	$66,433	$62,440

The following tables summarize the net premiums earned of each segment by product offering for the periods indicated.

	Property & Casualty	Life & Personal Accident	Financial Services	ACE Consolidated
	(in millions of U.S. dollars)
Three Months Ended September 30, 2006
Insurance – North American	$1,482	$48	$—	$1,530
Insurance – Overseas General	791	308	—	1,099
Global Reinsurance	373	—	—	373
Financial Services	—	—	17	17
Life Insurance and Reinsurance	—	69	—	69

	$2,646	$425	$17	$3,088

Three Months Ended September 30, 2005
Insurance – North American	$1,293	$45	$—	$1,338
Insurance – Overseas General	756	271	—	1,027
Global Reinsurance	408	—	—	408
Financial Services	—	—	257	257
Life Insurance and Reinsurance	—	61	—	61

	$2,457	$377	$257	$3,091

Nine Months Ended September 30, 2006
Insurance – North American	$4,017	$147	$—	$4,164
Insurance – Overseas General	2,322	902	—	3,224
Global Reinsurance	1,131	—	—	1,131
Financial Services	—	—	84	84
Life Insurance and Reinsurance	—	196	—	196

	$7,470	$1,245	$84	$8,799

Nine Months Ended September 30, 2005
Insurance – North American	$3,805	$137	$—	$3,942
Insurance – Overseas General	2,400	791	—	3,191
Global Reinsurance	1,136	—	—	1,136
Financial Services	—	—	439	439
Life Insurance and Reinsurance	—	181	—	181

	$7,341	$1,109	$439	$8,889

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the Company’s gross premiums written by geographic region for the periods indicated. Allocations have been made on the basis of location of risk.

Nine Months Ended	North America	Europe	Australia & New Zealand	Asia Pacific	Latin America
September 30, 2006	63%	24%	2%	7%	4%
September 30, 2005	61%	25%	3%	7%	4%

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations, financial condition, and liquidity and capital resources as of and for the three and nine months ended September 30, 2006. Our results of operations and cash flows for any interim period are not necessarily indicative of our results for the full year. This discussion should be read in conjunction with our Consolidated Financial Statements and related notes and our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

For more information on the insurance industry investigations and related matters, refer to Note 7 b) of our Consolidated Financial Statements.

Results of Operations – Three and Nine Months Ended September 30, 2006 and 2005

The discussions that follow include tables, which show both our consolidated and segment operating results for the three and nine months ended September 30, 2006 and 2005. In presenting our segment operating results, we have discussed our performance with reference to underwriting results, which is not a generally accepted accounting principle (GAAP) measure. We consider this measure, which may be defined differently by other companies, to be important in understanding our overall results of operations. Underwriting results are calculated by subtracting losses and loss expenses, life and annuity benefits, policy acquisition costs and administrative expenses from net premiums earned. We use underwriting results and operating ratios to monitor the results of our operations without the impact of certain factors, including net investment income, other (income) expense, interest expense, income tax expense and net realized gains (losses). We believe the use of these measures enhances the understanding of our results of operations by highlighting the underlying profitability of our insurance business. Underwriting results should not be viewed as a substitute for measures determined in accordance with GAAP.

Consolidated Operating Results

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
	(in millions of U.S. dollars)
Net premiums written	$2,790	$2,889	$9,166	$9,164
Net premiums earned	3,088	3,091	8,799	8,889
Net investment income	414	320	1,173	910
Net realized gains (losses)	(113)	83	(113)	101

Total revenues	$3,389	$3,494	$9,859	$9,900

Losses and loss expenses	1,818	2,804	5,246	6,436
Life and annuity benefits	29	35	91	108
Policy acquisition costs	441	426	1,290	1,243
Administrative expenses	353	308	1,091	960
Interest expense	46	43	134	128
Other (income) expense	(6)	(25)	(27)	(36)

Total expenses	$2,681	$3,591	$7,825	$8,839

Income (loss) before income tax	708	(97)	2,034	1,061
Income tax expense	130	15	398	269
Cumulative effect of a change in accounting principle	—	—	4	—

Net income (loss)	$578	$(112)	$1,640	$792

Net premiums written, which reflect the premiums we retain after purchasing reinsurance protection, decreased three percent in the quarter ended September 30, 2006, compared with the same quarter in 2005. Net premiums written were stable in the nine months ended September 30, 2006. Our property and casualty (P&C) business (which excludes the Life Insurance and Reinsurance, and Financial Services segments) increased four percent in the current periods primarily due to increased P&C production in the Insurance – North American segment, accident and health (A&H) growth in ACE International and the impact on the prior year periods of reinstatement premiums of $68 million associated with unprecedented hurricane losses. The Insurance – North American segment reported an increase in current quarter crop/hail net premiums written primarily due to an adjustment in the premium recognition pattern to better match the exposure period. This had the effect of moving premium to the second half of the year that in the prior year would have been recognized in the first half of the year. The three and nine months ended September 30, 2005, were negatively impacted by catastrophe-related reinstatement premiums which reduced net premiums written and earned for the Insurance – North American and Insurance – Overseas General segments. We continue to experience a favorable underwriting environment in catastrophe-exposed areas in the U.S. and expect, that due to market fundamentals this environment will persist into 2007 and expand internationally. Factors driving this environment include increased capital requirements by rating agencies, adjustments to catastrophe modeling software to increase severity and frequency of catastrophes and a lack of available capital and capacity in catastrophe-exposed areas. For non-catastrophe business, rates have been declining due to competitive conditions although terms and conditions are generally adequate. We believe that the lack of significant industry losses thus far in 2006 may have a further negative impact on non-catastrophe business in 2007.

The following table provides a consolidated breakdown of net premiums earned by line of business for the periods indicated.

	Three Months Ended September 30				Nine Months Ended September 30
	2006	% of total	2005	% of total	2006	% of total	2005	% of total
	(in millions of U.S. dollars)
Property and all other	$930	30%	$820	27%	$2,452	28%	$2,441	28%
Casualty	1,716	56%	1,637	53%	5,018	57%	4,900	55%
Personal accident (A&H)	356	11%	316	10%	1,049	12%	928	10%

Total P&C	3,002	97%	2,773	90%	8,519	97%	8,269	93%

Life	69	2%	61	2%	196	2%	181	2%
Financial Services	17	1%	257	8%	84	1%	439	5%

Net premiums earned	$3,088	100%	$3,091	100%	$8,799	100%	$8,889	100%

Net premiums earned reflect the portion of net premiums written that were recorded as revenues for the period as the exposure period expires. Net premiums earned for our P&C business increased eight percent and three percent in the three and nine months ended September 30, 2006, compared with the same periods in 2005. These increases were primarily due to growth in ACE USA’s casualty lines, ACE Westchester Specialty’s crop/hail business, ACE International’s A&H business and the impact of catastrophe-related reinstatement premiums of $68 million on the prior year periods. Net premiums earned in our life operations continued to grow during the current periods, benefiting from increased variable annuity business and growth of life insurance business in Asia. Our Financial Services business reported significant decreases in net premiums earned for the current periods due to a decline in underwriting opportunities in some lines of business and the non-renewal of certain accounts.

Net investment income increased 29 percent in the three and nine months ended September 30, 2006, compared with the same periods in 2005. The increases in net investment income were primarily due to positive operating cash flows and proceeds from our public offering in October 2005, which have resulted in a higher overall average invested asset base.

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

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Loss and loss expense ratio	60.2%	92.6%	61.0%	73.9%
Policy acquisition cost ratio	14.4%	13.9%	14.8%	14.1%
Administrative expense ratio	11.4%	10.1%	12.4%	10.9%
Combined ratio	86.0%	116.6%	88.2%	98.9%

Our loss and loss expense ratio decreased in the three and nine months ended September 30, 2006, compared with the same periods in 2005, during which we experienced significant catastrophe losses. The following table shows the impact of catastrophe losses and prior period development on our loss and loss expense ratio for the periods indicated.

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Loss and loss expense ratio, as reported	60.2%	92.6%	61.0%	73.9%
Catastrophe losses	(0.2)%	(31.0)%	(0.2)%	(10.8)%
Prior period development - CAT	(1.4)%	—	(1.7)	—
Prior period development – Non-CAT	0.8%	(1.0)%	2.1%	(0.9)%

Loss and loss expense ratio, adjusted	59.4%	60.6%	61.2%	62.2%

We experienced net catastrophe losses of $6 million and $11 million in three and nine months ended September 30, 2006, respectively, compared with net catastrophe losses of $996 million and $999 million in the three and nine months ended September 30, 2005, respectively. Our loss and loss expense ratio was favorably impacted by the release of reserves for the 2006 accident year (the current accident year), due to better than expected performance to-date on property and other short-tail lines.

Prior period development arises from changes to loss estimates recognized in the current year that relate to loss reserves first reported in previous calendar years and excludes the effect of losses from the development of earned premium from previous accident years. We experienced $17 million of net adverse prior period development and $29 million of net favorable prior period development in the three and nine months ended September 30, 2006, respectively, compared with net adverse prior period development of $29 million and $78 million in the same periods in 2005, respectively. The adverse prior period development in the quarter ended September 30, 2006 was the net result of several underlying favorable and adverse movements. Amongst these movements was net adverse development of $41 million ($25 million after tax) on catastrophe losses primarily arising from 2005 hurricanes. We also had reserve releases in other short-tail lines. In the following sections, the other prior period movements within each reporting segment are discussed in more detail.

Our policy acquisition costs include commissions, premium taxes, underwriting and other costs that vary with, and are primarily related to, the production of premium. Our policy acquisition costs ratio increased primarily due to the favorable impact on the prior year periods of net premiums earned on multi-year contracts (which generally do not incur acquisition costs) in the Financial Services segment, in connection with the significant 2005 catastrophe losses. In addition, our policy acquisition ratio increased due to changes in business mix, particularly the increase of ACE International’s A&H business. Administrative expenses include all other operating costs. For the nine months ended September 30, 2006, administrative expenses include $80 million (recorded in the first quarter of 2006) related to the settlement with certain governmental agencies from their investigations of various insurance industry business practices. Administrative expenses for the three and nine months ended September 30, 2006, also include $5 million and $7 million, respectively, of legal fees in connection with the investigations compared with $5 million and $39 million for the same periods in 2005, respectively. In adopting the FASB’s FAS 123 (Revised) “Share-Based Payment”, we recorded an expense of $5 million before and after tax and $14 million ($13 million after tax) in the three and nine months ended September 30, 2006, respectively (for more information, refer to Note 4 of our

Consolidated Financial Statements). Our administrative expense ratio increased primarily due to increased costs to support growth areas and the settlement. Administrative expenses for the quarter ended September 30, 2005, were favorably impacted by a $16 million accrual release.

Our effective tax rate on net income, which we calculate as income tax expense divided by income before income tax, was 20 percent in the nine months ended September 30, 2006, compared with 25 percent for the same period in 2005. A significant proportion of the prior year catastrophe losses were incurred in jurisdictions where we do not incur tax. The nine months ended September 30, 2005, included tax benefits related to the American Jobs Creation Act of $27 million, recognized in the first half of 2005. No such benefit existed in the current periods.

Segment Operating Results – Three and Nine Months Ended September 30, 2006 and 2005

Our business consists of five segments: Insurance - North American, Insurance - Overseas General, Global Reinsurance, Financial Services, and Life Insurance and Reinsurance. For more information refer to “Segment Information” included under Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2005.

Insurance - North American

The Insurance – North American segment comprises our P&C operations in the U.S., Canada and Bermuda. This segment includes the operations of ACE USA (including ACE Canada), ACE Westchester Specialty and ACE Bermuda.

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
	(in millions of U.S. dollars)
Net premiums written	$1,454	$1,307	$4,406	$4,144
Net premiums earned	1,530	1,338	4,164	3,942
Losses and loss expenses	1,069	1,173	2,878	3,013
Policy acquisition costs	143	134	405	381
Administrative expenses	128	96	364	318

Underwriting income (loss)	$190	$(65)	$517	$230

Net investment income	192	139	535	412
Net realized gains (losses)	(35)	10	(70)	13
Interest expense	6	6	16	16
Other (income) expense	8	(1)	8	—
Income tax expense	68	10	244	171

Net income	$265	$69	$714	$468

Loss and loss expense ratio	69.9%	87.7%	69.1%	76.4%
Policy acquisition cost ratio	9.3%	10.0%	9.7%	9.7%
Administrative expense ratio	8.4%	7.2%	8.8%	8.1%
Combined ratio	87.6%	104.9%	87.6%	94.2%

Net premiums written for the Insurance – North American segment increased 11 percent and six percent in the three and nine months ended September 30, 2006, respectively, compared with the same periods in 2005. ACE USA, this segment’s U.S. based retail division, experienced increased submission levels (requests for quotes) and new business opportunities across several lines. Increased production was reported in commercial property, small and middle market workers’ compensation, and specialty casualty lines of business, including management liability, errors and omissions, medical risk, surety and environmental liability lines of business, partially offset by a decline in production in the large account risk management unit. ACE Westchester Specialty, this segment’s wholesale operation, reported an increase in current quarter crop/hail net premiums written primarily due to an adjustment in the premium recognition pattern to better match the exposure period. This had the effect of moving premium to the second half of the year that in the prior year would have been recognized in the first half of the year. The three and nine months ended September 30, 2005, were impacted by catastrophe-related reinstatement premiums of $59 million which reduced net premiums written and earned, primarily at ACE USA and ACE Westchester Specialty.

The following two tables provide a line of business and entity/divisional breakdown of Insurance – North American’s net premiums earned for the periods indicated.

	Three Months Ended September 30				Nine Months Ended September 30
	2006	% of total	2005	% of total	2006	% of total	2005	% of total
	(in millions of U.S. dollars)
Property and all other	$424	28%	$298	22%	$975	23%	$952	24%
Casualty	1,058	69%	995	74%	3,042	73%	2,853	72%
Personal accident (A&H)	48	3%	45	4%	147	4%	137	4%

Net premiums earned	$1,530	100%	$1,338	100%	$4,164	100%	$3,942	100%

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
	(in millions of U.S. dollars)
ACE USA	$956	$886	$2,743	$2,600
ACE Westchester Specialty	471	353	1,121	1,041
ACE Bermuda	103	99	300	301

Net premiums earned	$1,530	$1,338	$4,164	$3,942

ACE USA’s net premiums earned increased eight percent and six percent in the three and nine months ended September 30, 2006, compared with the same periods in 2005. The increases were primarily driven by growth in casualty lines over the last year and the impact of catastrophe-related reinstatement premiums of $59 million on the prior year periods. ACE USA has experienced several quarters of production growth in workers’ compensation coverage offered to small and middle market clients. ACE USA’s professional liability and medical liability businesses also contributed to the increase in net premiums earned.

ACE Westchester Specialty’s net premiums earned increased 33 percent and eight percent in the three and nine months ended September 30, 2006, respectively, compared with the same periods in 2005. The increases were primarily due to increased crop/hail business as discussed above as well as higher premiums from casualty and professional risk lines and the impact of catastrophe-related reinstatement premiums on the prior year periods.

ACE Bermuda’s net premiums earned increased four percent and were stable in the three and nine months ended September 30, 2006, compared with the same periods in 2005. Increases in net premiums earned on excess liability and excess property business were offset by reduced net premiums earned on professional lines business.

Insurance – North American’s reported loss and loss expense ratio decreased in the three and nine months ended September 30, 2006, compared with the same periods in 2005. The following table shows the impact of catastrophe losses and prior period development on our loss and loss expense ratio for the periods indicated.

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Loss and loss expense ratio, as reported	69.9%	87.7%	69.1%	76.4%
Catastrophe Losses	—	(18.3)%	—	(6.2)%
Prior period development - CAT	(3.3)%	(1.6)%	(3.7)%	(2.4)%
Prior period development – Non-CAT	1.3%	—	2.8%	—

Loss and loss expense ratio, adjusted	67.9%	67.8%	68.2%	67.8%

Insurance – North American experienced no catastrophe losses in the nine months ended September 30, 2006, compared with $203 million for the same period in 2005. The catastrophe charges for 2005 occurred in the third quarter. Insurance – North American incurred net adverse prior period development of $29 million and $36 million in the three and nine months ended September 30, 2006, respectively. These amounts represent less than one percent of the net unpaid loss and loss expense reserves at June 30, 2006 and December 31, 2005, respectively. In comparison, net adverse prior development in the three and nine months ended September 30, 2005, was $22 million and $95 million, respectively.

The net prior period development for the three months ended September 30, 2006, was the net result of several underlying favorable and adverse movements, the most significant of which were:

•	Adverse development of $38 million on property lines identified as part of our standard quarterly reserving process. This movement was primarily due to an increase in the estimate of ultimate losses on catastrophes from the 2005 accident year of $50 million. In contrast, there was favorable development of $13 million arising on non-catastrophe ultimate loss estimates, primarily for the 2005 accident year, following lower than anticipated loss emergence.

•	Adverse development of $25 million on long-tail business driven by the following major changes:

•	Adverse development of $35 million on a run-off workers’ compensation portfolio relating to accident years 1996 and prior. This development was caused by a re-estimation of liabilities following higher than anticipated loss emergence.

•	Net favorable development of $8 million on other workers’ compensation business primarily due to lower than expected loss emergence on large account business from accident years 2004 and prior.

•	Favorable development on specialty business of $33 million due to lower than expected loss emergence from the 2004 and 2005 accident years. The major components of this movement were $14 million and $12 million on surety and aerospace business, respectively.

The net prior period development for the three months ended September 30, 2005, was the net result of several underlying favorable and adverse movements, the most significant of which were:

•	Favorable development of $44 million for lines with short-tail exposures (property, crop/hail and workers’ compensation catastrophe) resulting from our standard actuarial reserving process that arose from the better than expected emergence of actual claims relative to expectations used to establish initial reserves. A majority of the favorable development arose from accident year 2004.

•	Adverse development of $37 million on certain lines with long-tail exposures. The largest movements are listed below. Since claims for such lines of business take many years to develop, actuarial reserve estimates for such exposures are subject to a significant amount of uncertainty. We consider both the spread and magnitude of the movements listed below to be indicative of the inherent uncertainty associated with the process.

•	Adverse development of $42 million on run-off business from the 1999 and 2000 accident years, including middle market workers’ compensation, general liability and commercial automobile liability exposures;

•	Favorable development of $17 million on excess workers’ compensation business due to a low level of reported large losses and the impact of legislative reforms. This favorable movement was primarily due to accident years 2003 and 2004;

•	Favorable development of $17 million on an E&O portfolio due to lower than expected loss development for report years 2003 and 2004;

•	Adverse development of $15 million for accident years 1999 to 2002 resulting from a comprehensive claims department review of professional liability claims. The main component of this development was related to a run-off nursing care program.

•	An unfavorable court ruling on a financial guarantee policy resulting in adverse development of $15 million for accident year 2001.

•	Adverse development of $16 million on a commercial marine portfolio due primarily to higher than expected loss development for accident years 2003 and 2004.

Insurance – North American’s policy acquisition cost ratio decreased in the quarter ended September 30, 2006, compared with the same quarter in 2005, primarily due to the adverse impact of catastrophe-related reinstatement premiums (on net premiums earned) in the prior year quarter. For the nine months ended September 30, 2006, the policy acquisition cost ratio was stable as the impact of the increased current quarter net premiums earned was offset by additional profit commissions on crop/hail business in the first half of 2006, due to prior year crop results being more profitable than originally anticipated.

Administrative expenses increased in the three and nine months ended September 30, 2006, compared with the same periods in 2005. The increases were primarily due to $16 million in accrual releases included in the quarter ended September 30, 2005. Additionally, net profits for ACE USA’s ESIS operation (third party claim services), which we include in administrative expenses, were lower in the current periods.

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

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
	(in millions of U.S. dollars)
Net premiums written	$978	$929	$3,207	$3,181
Net premiums earned	1,099	1,027	3,224	3,191
Losses and loss expenses	532	685	1,683	1,904
Policy acquisition costs	217	205	630	612
Administrative expenses	155	143	452	429

Underwriting income (loss)	$195	$(6)	$459	$246

Net investment income	97	82	273	236
Net realized gains	(32)	17	(24)	69
Other (income) expense	(3)	5	3	16
Income tax expense	63	23	163	124

Net income	$200	$65	$542	$411

Loss and loss expense ratio	48.4%	66.8%	52.2%	59.7%
Policy acquisition cost ratio	19.8%	20.0%	19.6%	19.2%
Administrative expense ratio	14.0%	13.8%	14.0%	13.4%
Combined ratio	82.2%	100.6%	85.8%	92.3%

Insurance – Overseas General’s net premiums written increased five percent and one percent in the three and nine months ended September 30, 2006, respectively, compared with the same periods in 2005. For the current periods, ACE International reported growth in A&H business driven by continued success in direct marketing campaigns in Asia Pacific and Latin America, partially offset by lower P&C volume in the U.K. and Asia Pacific due to pricing pressure and competitive conditions for new accounts. ACE Global Markets reported increased net premiums written due to rate increases in such lines as energy, property and marine and the impact of catastrophe-related reinstatement premiums of $36 million on the prior year periods. ACE Global Markets’ increases were partially offset by increased reinsurance costs in 2006.

The following two tables provide a line of business and entity/divisional breakdown of Insurance – Overseas General’s net premiums earned for the periods indicated.

	Three Months Ended September 30				Nine Months Ended September 30
	2006	% of total	2005	% of total	2006	% of total	2005	% of total
	(in millions of U.S. dollars)
Property and all other	$328	30%	$321	32%	$949	29%	$980	31%
Casualty	463	42%	435	42%	1,373	43%	1,420	44%
Personal accident (A&H)	308	28%	271	26%	902	28%	791	25%

Net premiums earned	$1,099	100%	$1,027	100%	$3,224	100%	$3,191	100%

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
	(in millions of U.S. dollars)
ACE Europe	$459	$464	$1,348	$1,416
ACE Asia Pacific	142	139	434	406
ACE Far East	88	94	270	289
ACE Latin America	133	101	386	306

ACE International	822	798	2,438	2,417
ACE Global Markets	277	229	786	774

Net premiums earned	$1,099	$1,027	$3,224	$3,191

Insurance – Overseas General’s net premiums earned increased seven percent and one percent in the three and nine months ended September 30, 2006, respectively, compared with the same periods in 2005. Over the past year, this segment has experienced growth in A&H business, offset by weakening market conditions for P&C business, higher reinsurance costs and for the first half of 2006, unfavorable foreign exchange impact. Additionally, the prior year periods were impacted by catastrophe-related reinstatement premiums of $36 million.

ACE International’s net premiums earned increased three percent and one percent in the three and nine months ended September 30, 2006, compared with the same periods in 2005. Generally, in the U.K., competition for P&C business has put pressure on rates, terms and conditions, while A&H business in Europe has increased. ACE Asia Pacific and ACE Latin America reported increases in net premiums earned in the current periods primarily driven by solid growth in A&H business over the past year. These regions have been successfully utilizing unique and innovative distribution channels to grow their A&H book. ACE Far East reported a decline in net premiums earned, primarily due to the weaker Japanese Yen. ACE Global Markets’ net premiums earned increased 21 percent and two percent in the three and nine months ended September 30, 2006, compared with the same periods in 2005, respectively. The increases were primarily due to the prior year quarter having been impacted by catastrophe-related reinstatement premiums. For the nine months ended September 30, 2006, ACE Global Markets experienced higher reinsurance costs compared with the same period in 2005, particularly on aviation, energy, property and marine lines.

Insurance – Overseas General conducts business internationally and in most major foreign currencies. The following table summarizes the approximate effect of changes in foreign currency exchange rates on the growth of net premiums written and earned for the period indicated.

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Net premiums written:
Growth in original currency	4.0%	3.5%
Foreign exchange effect	1.2%	(2.7)%

Growth as reported in U.S. dollars	5.2%	0.8%

Net premiums earned:
Growth in original currency	5.1%	2.8%
Foreign exchange effect	1.9%	(1.8)%

Growth as reported in U.S. dollars	7.0%	1.0%

Insurance – Overseas General’s reported loss and loss expense ratio decreased in the three and nine months ended September 30, 2006, compared with the same periods in 2005. The following table shows the impact of catastrophe losses and prior period development on our loss and loss expense ratio for the periods indicated.

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Loss and loss expense ratio, as reported	48.4%	66.8%	52.2%	59.7%
Catastrophe Losses	(0.3)%	(13.6)%	(0.1)%	(4.4)%
Prior period development	1.5%	(1.0)%	2.4%	0.1%

Loss and loss expense ratio, adjusted	49.6%	52.2%	54.5%	55.4%

Insurance – Overseas General recorded catastrophe-related losses of $3 million in the nine months ended September 30, 2006. In comparison, the nine months ended September 30, 2005, included $121 million of catastrophe-related losses. Catastrophe losses for both years were incurred in the third quarter. Insurance – Overseas General experienced net favorable prior period development of $16 million and $76 million in the three and nine months ended September 30, 2006, respectively. These amounts represent 0.3 percent and 1.5 percent of the net unpaid loss and loss expense reserves at June 30, 2006 and December 31, 2005, respectively. In comparison, this segment incurred net adverse prior period development of $10 million and net favorable prior period development of $4 million in the three and nine months ended September 30, 2005, respectively.

The net prior period development for the quarter ended September 30, 2006, was the net result of several underlying favorable and adverse movements, the most significant of which were:

•	Favorable prior period development of $22 million on short-tail lines from the 2004 and 2005 accident years. This movement can be attributed to better than expected loss emergence on both the ACE International and ACE Global Markets property books.

•	Adverse prior period development of $6 million on specialty business including aviation, A&H, marine and political risk. This net movement was the result of a number of adverse and favorable movements across a variety of business areas. The main underlying movements were:

•	adverse development of $17 million on aviation business due to high case-incurred activity on a small number of claims from 1999 and prior years, and reassessment of the ceded reserves from the 2001 and 2002 years.

•	favorable development of $9 million on A&H business as a result of lower than expected loss emergence from the 2004 and 2005 accident years.

The net adverse prior period development for the quarter ended September 30, 2005, was the result of several underlying favorable and adverse movements, the most significant of which were:

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

The remaining decreases to the loss and loss expense ratios were a result of favorable current accident year experience at ACE International.

Insurance – Overseas General’s policy acquisition cost ratio decreased in the three months ended September 30, 2006, compared with the same quarter in 2005. The prior year quarter was impacted by catastrophe-related reinstatement premiums which reduced net premiums earned at ACE Global Markets. Additionally, the segment’s policy acquisition cost ratio was impacted by a change in estimate relating to deferred costs. During the first quarter of 2006, Insurance – Overseas General completed a study of revenues derived from historical direct-response marketing campaigns related to personal accident business. Beginning January 1, 2006, we revised the amortization schedule for deferred costs arising from direct-response marketing campaigns to be consistent with the findings of the study. As a result of this change in estimate, the average amortization period has been lengthened from 3 years to 5 years. For the three and nine months ended September 30, 2006, with respect to marketing campaigns that had been completed prior to January 1, 2006, the lengthening of the average amortization period resulted in a reduction of amortization expense of approximately $9 million and $31 million, respectively, relative to previous amortization schedules. A similar benefit is anticipated for the fourth quarter of 2006. For the nine months ended September 30, 2006, the segment’s policy acquisition cost ratio increased primarily due to changes in business mix at ACE International (increase in A&H, which typically attracts higher commission rates than other business, particularly in Latin America). Insurance – Overseas General’s administrative expense ratio increased in the three and nine months ended September 30, 2006, compared with the same periods in 2005. The increases were primarily due to staff additions and infrastructure enhancements at ACE International, particularly in emerging markets.

Global Reinsurance

The Global Reinsurance segment represents ACE’s reinsurance operations comprising ACE Tempest Re Bermuda, ACE Tempest Re USA, and ACE Tempest Re Europe. Global Reinsurance markets its reinsurance products worldwide under the ACE Tempest Re brand name and provides a broad range of coverages to a diverse array of primary P&C companies.

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
	(in millions of U.S. dollars)
Net premiums written	$284	$380	$1,299	$1,270
Net premiums earned	373	408	1,131	1,136
Losses and loss expenses	196	637	590	1,048
Policy acquisition costs	72	78	232	228
Administrative expenses	16	16	48	47

Underwriting income (loss)	$89	$(323)	$261	$(187)

Net investment income	56	45	159	124
Net realized gains (losses)	2	7	(7)	7
Interest expense	—	1	—	2
Other expense	—	1	1	3
Income tax expense	9	(12)	29	6

Net income (loss)	$138	$(261)	$383	$(67)

Loss and loss expense ratio	52.5%	156.2%	52.2%	92.3%
Policy acquisition cost ratio	19.5%	19.1%	20.5%	20.1%
Administrative expense ratio	4.2%	4.0%	4.2%	4.1%
Combined ratio	76.2%	179.3%	76.9%	116.5%

Global Reinsurance’s net premiums written decreased 25 percent in the three months ended September 30, 2006, compared with the same quarter in 2005. The decrease was primarily due to a reduction of catastrophe-related inward reinstatement premiums as well as the cancellation of a large property account. ACE Tempest Re Bermuda and ACE Tempest Re Europe both reported reduced net premiums written as the prior year quarter was bolstered by inward reinstatement premiums of $27 million. ACE Tempest Re USA also reported reduced net premiums written due to the cancellation of a large homeowner’s account which no longer fit our underwriting criteria, partially offset by higher premium on quota share business. For the nine months ended September 30, 2006, net premiums written increased two percent compared with the same period in 2005. The increase in the current period was primarily driven by rate increases on property catastrophe business at ACE Tempest Re Bermuda (particularly Florida) and higher property and quota-share business at ACE Tempest Re USA, partially offset by the reductions discussed above.

The following two tables provide a line of business and entity/divisional breakdown of Global Reinsurance’s net premiums earned for the periods indicated.

	Three Months Ended September 30				Nine Months Ended September 30
	2006	% of total	2005	% of total	2006	% of total	2005	% of total
	(in millions of U.S. dollars)
Property and all other	$85	23%	$94	23%	$264	23%	$261	23%
Casualty	195	52%	207	51%	603	54%	627	55%
Property catastrophe	93	25%	107	26%	264	23%	248	22%

Net premiums earned	$373	100%	$408	100%	$1,131	100%	$1,136	100%

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
	(in millions of U.S. dollars)
ACE Tempest Re Europe	$66	$79	$204	$221
ACE Tempest Re USA	210	223	656	665
ACE Tempest Re Bermuda	97	106	271	250

Net premiums earned	$373	$408	$1,131	$1,136

Global Reinsurance’s net premiums earned decreased nine percent in the quarter ended September 30, 2006, compared with the same quarter in 2005. The decrease was primarily related to the reduced inward reinstatement premiums at ACE Tempest Bermuda and ACE Tempest Re Europe and the cancellation of the large homeowner’s account at ACE Tempest RE USA, as discussed above. Net premiums earned were stable for the nine months ended September 30, 2006, compared with the same period in 2005, as the current quarter declines were offset by increased net premiums earned at ACE Tempest Re Bermuda, primarily due to improved market conditions for property catastrophe business over the past year.

The following table shows the impact of catastrophe losses and prior period development on our reported loss and loss expense ratio for the periods indicated.

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Loss and loss expense ratio, as reported	52.5%	156.2%	52.2%	92.3%
Catastrophe losses	(0.8)%	(102.5)%	(0.8)%	(37.0)%
Prior period development	(0.9)%	1.2%	(0.1)%	0.7%

Loss and loss expense ratio, adjusted	50.8%	54.9%	51.3%	56.0%

Global Reinsurance reported $3 million and $8 million of catastrophe losses in the three and nine months ended September 30, 2006, respectively. This compares with $432 million and $435 million for the three and nine months ended September 30, 2005, respectively. The prior year quarter was significantly impacted by catastrophe losses related to Hurricanes Katrina and Rita. Global Reinsurance incurred net adverse prior period development of $3 million and $2 million in the three and nine months ended September 30, 2006, respectively. These amounts represent 0.1 percent of net unpaid loss and loss expense reserves at June 30, 2006 and December 31, 2005. In comparison, net favorable prior development was $5 million and $8 million in the three and nine months ended

September 30, 2005, respectively. The net prior period development for the quarter ended September 30, 2006, was the net result of several underlying favorable and adverse movements. These movements were identified as part of our standard quarterly reserving process and were generally in the order of $1 million - $3 million across a wide range of business areas, mostly relating to short-tail exposures. The net favorable prior period development reported in the three months to September 30, 2005, was primarily driven by lower than expected development on property lines of business, most notably on the 2002 and 2003 treaty years.

The remaining decreases to the loss and loss expense ratios for the three and nine months ended September 30, 2006, were primarily due to favorable current accident year experience on property business and changes in business mix. For the current periods, we wrote a greater proportion of property and property catastrophe business and pro-rata business, which generally carries a lower loss ratio than excess of loss business.

The policy acquisition cost ratio increased in the three and nine months ended September 30, 2006, primarily due to higher ceding commission at ACE Tempest Re USA during the current periods and the impact of catastrophe-related reinstatement premiums on the prior year periods. The administrative expense ratio increased during the current periods due to the decrease in net premiums earned.

Financial Services

The Financial Services segment consists of our financial solutions business and our share of the earnings of Assured Guaranty Ltd. (Assured Guaranty). The equity in net income recorded from Assured Guaranty in the three and nine months ended September 30, 2006, was $11 million and $39 million, respectively, compared with $30 million and $55 million, respectively, in the same periods in 2005. The decline in equity in net income was primarily due to the inclusion in the prior year periods of our share of a loss recovery resulting from the settlement of a litigation matter at Assured Guaranty.

Certain products (principally credit protection oriented) issued by the Financial Services segment have been determined to meet the definition of a derivative under FAS 133. For more information refer to “Critical Accounting Estimates—Derivatives” under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2005.

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
	(in millions of U.S. dollars)
Net premiums written	$5	$212	$58	$388
Net premiums earned	17	257	84	439
Losses and loss expenses	21	310	94	463
Policy acquisition costs	2	2	6	5
Administrative expenses	1	3	6	14

Underwriting income (loss)	$(7)	$(58)	$(22)	$(43)

Net investment income	36	35	108	97
Net realized gains (losses)	1	7	(2)	16
Other (income) expense	(11)	(30)	(39)	(55)
Income tax expense	4	10	13	23

Net income	$37	$4	$110	$102

Loss and loss expense ratio	119.6%	120.7%	112.0%	105.4%
Policy acquisition cost ratio	9.1%	0.9%	6.8%	1.3%
Administrative expense ratio	11.4%	1.4%	7.5%	3.2%

Combined ratio	140.1%	123.0%	126.3%	109.9%

Financial Services’ net premiums written decreased significantly in the three and nine months ended September 30, 2006, compared with the same periods in 2005. The prior year periods included significant premiums written and earned on multi-year contracts in connection with catastrophe losses. In accordance with EITF Abstract 93-6, the quarter ended September 30, 2005, included net premiums written and earned of $131 million and $163 million, respectively, in connection with multi-year contracts. Additionally, we have experienced a decline in quality underwriting opportunities and the non-renewal of certain accounts in the current periods. Premium volume in the financial solutions business can vary significantly from period to period and therefore premiums written in any one period are not indicative of premiums to be written in future periods. We have discontinued writing new structured property CAT retro business in 2006.

Administrative expenses decreased in the nine months ended September 30, 2006, primarily due to reductions in staff and the recording of non-refundable fees on deposit programs during the first half of 2006. Financial Services incurred net adverse prior period development of $1 million and $9 million in the three and nine months ended September 30, 2006, respectively. These amounts represent less than 0.1 percent and 0.4 percent of net unpaid loss and loss expense reserves at June 30, 2006 and December 31, 2005, respectively. In comparison, net adverse prior period development of $2 million and net favorable prior period development of $5 million was reported in the three and nine months ended September 30, 2005, respectively. The net prior period development for the quarter ended September 30, 2006, was the result of a number of small adverse movements. The net prior period development for the three months ended September 30, 2005, was driven by a number of adverse and favorable movements, the most significant being a $12 million increase on a loss portfolio transfer due to greater than anticipated loss emergence.

Life Insurance and Reinsurance

Life Insurance and Reinsurance includes the operations of ACE Tempest Life Re (ACE Life Re) and ACE International Life (ACE Life). We assess the performance of our life insurance and reinsurance business based on life underwriting income which includes net investment income.

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
	(in millions of U.S. dollars)
Net premiums written	$69	$61	$196	$181
Net premiums earned	69	61	196	181
Life and annuity benefits	29	35	91	108
Policy acquisition costs	7	7	17	17
Administrative expenses	8	4	23	11
Net investment income	11	10	30	29

Life underwriting income	36	25	95	74
Net realized (losses) gains	(14)	5	(23)	16
Income tax expense (benefit)	—	(1)	(1)	(2)

Net income	$22	$31	$73	$92

Life underwriting income increased in the three and nine months ended September 30, 2006, compared with the same periods in 2005, primarily due to the increased net premiums earned relating to variable annuity business at ACE Life Re, and to a lesser extent growth at ACE Life’s Thailand operations. Life and annuity benefits declined due to a decrease in group long-term disability premium, which typically incurs higher benefit ratios than other types of business. We discontinued writing new group long-term disability contracts in 2002 and discontinued contract renewals in 2004. Existing contracts no longer produce premiums, but will continue to generate gains or losses based on the performance of underlying business. Life Insurance and Reinsurance’s administrative expenses increased during the current periods primarily due to increased expenses at ACE Life to support business development opportunities. Net realized gains and losses consist of market value movement of the investment portfolio and fair value movement of guaranteed minimum income benefits (GMIBs), which occur due to changes in the level and volatility of interest rates and equity markets.

Net Investment Income

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
	(in millions of U.S. dollars)
Insurance – North American	$192	$139	$535	$412
Insurance – Overseas General	97	82	273	236
Global Reinsurance	56	45	159	124
Financial Services	36	35	108	97
Life Insurance and Reinsurance	11	10	30	29
Corporate and Other	22	9	68	12

Net investment income	$414	$320	$1,173	$910

Net investment income is influenced by a number of factors, including the amounts and timing of inward and outward cash flows, the level of interest rates and changes in overall asset allocation. Net investment income increased 29 percent in the three and nine months ended September 30, 2006, compared with the same periods in 2005. The increase in net investment income was primarily due to positive operating cash flows which have resulted in a higher overall average invested asset base. Additionally, the current period’s invested asset base was increased by the proceeds from our public offering in October 2005. The investment portfolio’s average market yield on fixed maturities was 5.4 percent at September 30, 2006, compared with 4.6 percent at September 30, 2005.

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

The following table presents our pre-tax net realized gains (losses) for the periods indicated.

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
	(in millions of U.S. dollars)
Fixed maturities and short-term investments	$(116)	$11	$(241)	$32
Equity securities	24	23	124	58
Other investments	—	1	2	5
Sale of run-off reinsurance subsidiaries	9	—	9	—
Currency	(4)	(1)	(11)	(2)
Derivatives:
Equity and fixed income derivatives	(25)	41	(5)	(2)
Fair value adjustment on insurance derivatives	(1)	8	9	10

Subtotal derivatives	(26)	49	4	8

Total net realized gains (losses)	$(113)	$83	$(113)	$101

For a sensitivity discussion of the effect of changes in interest rates and equity indices on the fair value of derivatives and the resulting impact on our net income, refer to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2005.

We regularly review our investment portfolio for possible impairment based on criteria including economic conditions, credit loss experience and issuer-specific developments. If there is a decline in a security’s net realizable value, we must determine whether that decline is temporary or “other-than-temporary”. The process of determining whether a decline in value is temporary or “other-than-temporary” requires considerable judgment and differs depending on whether or not the security is traded on a public market as well as by type of security. We review all of our fixed maturities and equity securities for potential impairment each quarter. Note 5 a) to the Consolidated Financial Statements includes a table which summarizes all of our securities in an unrealized loss position at September 30, 2006. Refer to Note 3 g) to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2005 for criteria we consider in assessing potential impairment.

Our net realized losses in the three and nine months ended September 30, 2006, included losses of $109 million and $201 million, respectively, as a result of conditions which caused us to conclude that the decline in fair value was “other-than-temporary”. This compares with losses of $10 million and $36 million for the same periods in 2005. The increase in impairments during the current periods was primarily due to an increase in interest rates from the date of security purchase. If interest rates increase during the fourth quarter of 2006 or credit spreads widen, other-than-temporary impairments for the full year of 2006 will most likely be higher than the nine months ended September 30, 2006. A breakdown of other-than-temporary impairments is included in Note 5 b) of the Consolidated Financial Statements.

Other Income and Expense Items

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
	(in millions of U.S. dollars)
Equity in net income of partially-owned companies	$(10)	$(30)	$(41)	$(55)
Minority interest (income) expense	(4)	4	4	17
Other	8	1	10	2

Other (income) expense	$(6)	$(25)	$(27)	$(36)

Other income for the three and nine months ended September 30, 2006 and 2005, primarily comprises our equity in net income of Assured Guaranty (included in equity in net income of partially-owned companies), and minority interest (income) expense associated with our consolidated joint ventures. The decline in equity in net income of partially-owned companies was primarily due to the inclusion, in the prior year periods, of our share of a loss recovery resulting from the settlement of a litigation matter at Assured Guaranty.

Investments

Our investment portfolio is invested primarily in fixed income securities with an average credit quality of AA, as rated by the independent investment rating service Standard and Poor’s (S&P). The portfolio is externally managed by independent, professional investment managers. The average duration of our fixed income securities, including the effect of options and swaps, increased to 3.0 years at September 30, 2006, compared with 2.9 years at December 31, 2005. We estimate that a 100 basis point increase in interest rates would reduce our book value by approximately $960 million. Our “other investments” principally comprise direct investments, investment funds and limited partnerships.

The following table shows the fair value and cost/amortized cost of our invested assets at September 30, 2006 and December 31, 2005.

	September 30, 2006		December 31, 2005
	Fair Value	Cost/ Amortized Cost	Fair Value	Cost/ Amortized Cost
	(in millions of U.S. dollars)
Fixed maturities available for sale	$27,069	$26,924	$24,285	$24,273
Fixed maturities held to maturity	3,051	3,081	3,055	3,076
Short-term investments	3,009	3,008	2,299	2,299

	33,129	33,013	29,639	29,648
Equity securities	1,553	1,297	1,507	1,280
Other investments	817	653	675	592

Total investments	$35,499	$34,963	$31,821	$31,520

The fair value of our total investments increased $3.7 billion during the period ended September 30, 2006, primarily due to the investment of $3.0 billion of positive cash flows in the current period, including the impact of the sale of the run-off companies which included, as part of the sale, cash and other investments of approximately $500 million. Unrealized appreciation of investments, particularly on fixed maturities, increased the total fair value of our investments by $227 million in the current period.

The following tables show the market value of our fixed maturities and short-term investments at September 30, 2006 and December 31, 2005. The first table lists investments according to type and the second according to S&P credit rating.

	September 30, 2006		December 31, 2005
	Market Value	Percentage of Total	Market Value	Percentage of Total
	(in millions of U.S. dollars)		(in millions of U.S. dollars)
Treasury	$1,603	5%	$1,956	6%
Agency	1,732	5%	1,506	5%
Corporate	7,445	22%	7,646	26%
Mortgage-backed securities	10,514	32%	8,363	28%
Asset-backed securities	2,149	7%	1,981	7%
Municipal	608	2%	504	2%
Non-US	6,069	18%	5,384	18%
Short-term investments	3,009	9%	2,299	8%

Total	$33,129	100%	$29,639	100%

	September 30, 2006		December 31, 2005
	Market Value	Percentage of Total	Market Value	Percentage of Total
	(in millions of U.S. dollars)		(in millions of U.S. dollars)
AAA	$21,936	66%	$18,985	64%
AA	2,630	8%	2,108	7%
A	4,115	12%	4,350	15%
BBB	2,251	7%	2,083	7%
BB	922	3%	945	3%
B	1,208	4%	1,106	4%
Other	67	—	62	—

Total	$33,129	100%	$29,639	100%

Unpaid Losses and Loss Expenses

We establish reserves for the estimated unpaid ultimate liability for losses and loss expenses under the terms of our policies and agreements. These reserves take into account estimates both for claims that have been reported and for incurred but not reported (IBNR) and include estimates of expenses associated with processing and settling claims. The table below presents a roll forward of our unpaid losses and loss expenses for the nine months ended September 30, 2006 and 2005.

	Gross Losses	Reinsurance Recoverable	Net Losses
	(in millions of U.S. dollars)
Balance at December 31, 2004	$31,483	$13,966	$17,517
Losses and loss expenses incurred	10,366	3,927	6,439
Losses and loss expenses paid	(6,259)	(2,407)	(3,852)
Other (including foreign exchange revaluation)	(916)	(721)	(195)

Balance at September 30, 2005	$34,674	$14,765	$19,909

Balance at December 31, 2005	$35,055	$14,597	$20,458
Losses and loss expenses incurred	7,090	1,844	5,246
Losses and loss expenses paid	(6,617)	(2,560)	(4,057)
Other (Randall Sale)	(808)	(320)	(488)
Other (including foreign exchange revaluation)	429	148	281

Balance at September 30, 2006	$35,149	$13,709	$21,440

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

	September 30, 2006			December 31, 2005
	Gross	Ceded	Net	Gross	Ceded	Net
	(in millions of U.S. dollars)
Case reserves	$15,443	$6,143	$9,300	$15,422	$5,889	$9,533
IBNR	19,706	7,566	12,140	19,633	8,708	10,925

Total	$35,149	$13,709	$21,440	$35,055	$14,597	$20,458

Asbestos and Environmental and Other Run-off Liabilities (A&E)

Included in our liabilities for losses and loss expenses are amounts for A&E. These A&E liabilities principally relate to claims arising from bodily-injury claims related to asbestos products and remediation costs associated with hazardous waste sites. The estimation of these liabilities is particularly sensitive to future changes in the legal, social and economic environment. We have not assumed any such future changes in setting the value of our A&E reserves, which include provision for both reported and IBNR claims.

Our exposure to A&E claims principally arises out of liabilities acquired when we purchased Westchester Specialty in 1998 and the P&C business of CIGNA in 1999, with the larger exposure contained within the liabilities acquired in the CIGNA transaction. In 1996, prior to our acquisition of the P&C business of CIGNA, the Pennsylvania Insurance Commissioner approved a plan to restructure INA Financial Corporation and its subsidiaries (the Restructuring) which included the division of Insurance Company of North America (INA) into two separate corporations: (1) an active insurance company that retained the INA name and continued to write P&C business and (2) an inactive run-off company, now called Century Indemnity Company (Century). As a result of the division, predominantly all A&E and certain other liabilities of INA were allocated to Century and extinguished, as a matter of Pennsylvania law, as liabilities of INA. As part of the Restructuring, the A&E liabilities of various U.S. affiliates of INA were reinsured to Century, and Century and certain other run-off companies having A&E and other liabilities were contributed to Brandywine Holdings Corporation (Brandywine Holdings). As part of the 1999 acquisition of the P&C business of CIGNA, we acquired Brandywine Holdings and its various subsidiaries. For more information refer to “Brandywine Run-Off Entities”, below.

The table below presents a roll forward of our consolidated loss and allocated loss expense reserves for A&E exposures, excluding the provision for uncollectible reinsurance, for the period ended September 30, 2006.

	Asbestos		Environmental		Total
	Gross	Net	Gross	Net	Gross	Net
	(in millions of U.S. dollars)
Balance at December 31, 2005	$3,641	$1,751	$624	$518	$4,265	$2,269
Losses and allocated expenses incurred	10	2	1	—	11	2
Losses and allocated loss expenses paid	(194)	(89)	(57)	(39)	(251)	(128)
Foreign currency revaluation	19	4	2	1	21	5

Subtotal	3,476	1,668	570	480	4,046	2,148
Reserves sold (Randall sale)	(426)	(192)	(31)	(30)	(457)	(222)

Balance at September 30, 2006	$3,050	$1,476	$539	$450	$3,589	$1,926

The A&E net loss and allocated loss expense reserves at September 30, 2006 of $1.926 billion shown in the above table are composed of $1.479 billion in reserves held by Brandywine run-off companies, $209 million of reserves held by Westchester Specialty, and $238 million of reserves held by other ACE companies. The net figures in the above table reflect third party reinsurance other than reinsurance provided by National Indemnity Company (NICO) under three aggregate excess of loss contracts described below (collectively, the NICO contracts). We exclude the NICO contracts as they cover non-A&E liabilities as well as A&E liabilities. The split of coverage provided under the NICO contracts for A&E liabilities as compared to non-A&E liabilities is entirely dependant on the speed at which the related claims will be paid. Our ability to make an estimate of this split is not practicable. We believe, instead, that the A&E discussion is best provided excluding the NICO contracts, while separately discussing the NICO contracts in relation to the total subject business, both A&E and non-A&E, covered by those contracts. With certain exceptions, the NICO contracts provide coverage for our net A&E incurred losses and allocated loss expenses within the limits of coverage and above the retention levels of the NICO contracts. These exceptions include losses arising from operations of ACE Overseas General and participations by ACE Bermuda as a co-reinsurer or retrocessionaire in the NICO contracts.

Impact of NICO Contracts on Run-off Liabilities

As part of the acquisition of the CIGNA P&C business, NICO provided $2.5 billion of reinsurance protection to Century on all Brandywine loss and loss adjustment expense reserves and on the A&E reserves of various ACE INA insurance subsidiaries reinsured by Century (in each case, including uncollectible reinsurance). The benefits of this NICO contract (the “Brandywine NICO Agreement”) flow to the other Brandywine companies and to the ACE INA insurance subsidiaries through reinsurance agreements between those companies and Century. The Brandywine NICO Agreement was exhausted on an incurred basis in the fourth quarter of 2002.

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

Reserve Reviews

The internal and external actuarial reviews of our consolidated A&E liabilities are currently being performed and any potential adjustment will be recorded in the fourth quarter of 2006.

We last performed a ground-up review of our consolidated A&E liabilities as of September 30, 2005. The comprehensive evaluation indicated a number of adjustments to particular account reserve balances but the overall result of the review indicated that no adjustment to total reserves was required. This internal review followed a review conducted in 2004 by a team of external actuaries who performed an evaluation as to the adequacy of the reserves of Century and its two U.S. insurance subsidiaries, ACE American Reinsurance Company (ACE American Re) and Century Reinsurance Company (Century Re), both Pennsylvania insurers. The external review was conducted in accordance with the Brandywine Restructuring Order, which requires that an external actuarial review of Century’s reserves be completed every two years. The studies were completed early in 2005 and adjustments consistent with the best estimate of the internal review were recorded as of December 31, 2004. Activity in the period since completing the studies has not indicated a need to further adjust ultimate A&E reserves as of September 30, 2006.

Our A&E reserves are not discounted and do not reflect any anticipation of changes in the legal, social or economic environment, or any benefit from future legislative reforms.

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

Brandywine Run-off Entities

In addition to housing a significant portion of our A&E exposure, the Brandywine operations include run-off liabilities related to various insurance and reinsurance businesses. The following companies comprise ACE’s Brandywine operations: Century, a Pennsylvania insurer, Century Re and Century International Reinsurance Company Ltd., a Bermuda insurer (CIRC). ACE American Re, Brandywine Reinsurance Company S.A.-N.V., a Belgium insurer (Brandywine SANV), and Brandywine Reinsurance Company (UK) Ltd., a U.K. insurer (BRUK) were sold to Randall & Quilter Investment Holdings Limited (R&Q) on July 3, 2006 (refer to Sale of Certain Brandywine Companies below, for more information). All of the Brandywine companies are/were direct or indirect subsidiaries of Brandywine Holdings except for BRUK, which was a direct subsidiary of ACE INA International Holdings, Ltd. (ACE INA International Holdings). BRUK’s liabilities had been ceded to Century through CIRC.

The U.S.-based ACE INA companies assumed two contractual obligations in respect of the Brandywine operations in connection with the Restructuring: a dividend retention fund obligation and a surplus maintenance obligation in the form of an aggregate excess of loss reinsurance agreement. In accordance with the Brandywine restructuring order, INA Financial Corporation established and funded a dividend retention fund (the Dividend Retention Fund) consisting of $50 million plus investment earnings. The full balance of the Dividend Retention Fund was contributed to Century as of December 31, 2002. To the extent future dividends are paid by INA Holdings Corporation to its parent, INA Financial Corporation, and to the extent INA Financial Corporation then pays such dividends to INA Corporation, a portion of those dividends must be withheld to replenish the principal of the Dividend Retention Fund to $50 million within five years. In the nine months ended September 30, 2006 and in 2005 and 2004, no such dividends were paid, and therefore no replenishment of the Dividend Retention Fund occurred. The obligation to maintain and to replenish the Dividend Retention Fund as necessary and to the extent dividends are paid is ongoing until ACE INA receives prior written approval from the Pennsylvania Insurance Commissioner to terminate the fund.

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

Effective December 31, 2004, ACE INA Holdings contributed $100 million to Century in exchange for a surplus note. After giving effect to the contribution and issuance of the surplus note, the statutory surplus of Century at June 30, 2006 was $25 million and approximately $466 million in statutory-basis losses were ceded to the Aggregate Excess of Loss Agreement. Century reports the amount ceded under the Aggregate Excess of Loss Agreement in accordance with statutory accounting principles, which differ from GAAP by, among other things, allowing Century to discount its asbestos and environmental reserves. For GAAP reporting purposes, intercompany reinsurance recoverables related to the Aggregate Excess of Loss Agreement are eliminated in consolidation. To estimate ACE’s remaining claim exposure under the Aggregate Excess of Loss Agreement under GAAP, we adjust the statutory cession to exclude the discount embedded in statutory loss reserves. At June 30, 2006, approximately $795 million in GAAP basis losses were ceded under the Aggregate Excess of Loss Agreement, leaving a remaining limit of coverage under that agreement of approximately $5 million. The sale of the run-off reinsurance subsidiaries will increase the remaining limit of coverage under the agreement by $120 million. While we believe ACE has no legal obligation to fund losses above the Aggregate Excess of Loss Agreement limit of coverage, ACE’s consolidated results would nevertheless continue to report any losses above the limit of coverage for so long as those Brandywine companies remain consolidated subsidiaries of ACE.

Uncertainties Relating to ACE’s Ultimate Brandywine Exposure

In addition to the Dividend Retention Fund and Aggregate Excess of Loss Agreement commitments described above, certain ACE entities are primarily liable for asbestos, environmental and other exposures that they have reinsured to Century. Accordingly, if Century were to become insolvent and ACE were to lose control of Century, some or all of the recoverables due to these ACE companies from Century could become uncollectible, yet those ACE entities would continue to be responsible to pay claims to their insureds or reinsureds. Under such circumstances, ACE would recognize a loss in its consolidated statement of operations. As of September 30, 2006, the aggregate reinsurance balances ceded by the active ACE companies to Century were approximately $1.3 billion. At September 30, 2006, Century’s carried gross reserves (including reserves ceded by the active ACE companies to Century) were $4 billion. We believe the intercompany reinsurance recoverables, which relate to liabilities payable over many years (i.e., 25 years or more), are not impaired at this time. A substantial portion of the liabilities ceded to Century by its affiliates have in turn been ceded by Century to NICO and, as of September 30, 2006, approximately $1.7 billion of cover remains on a paid basis. Should Century’s loss reserves experience adverse development in the future and should Century be placed into rehabilitation or liquidation, the reinsurance recoverables due to Century’s affiliates would be payable only after the payment in full of certain expenses and liabilities, including administrative expenses and direct policy liabilities. Thus, the intercompany reinsurance recoverables would be at risk to the extent of the shortage of assets remaining to pay these recoverables. As of September 30, 2006, reserves ceded by Century to the active ACE companies and other amounts owed to Century by the ACE active companies were approximately $800 million in the aggregate.

In a lawsuit filed in California state court in December 1999 (AICCO, Inc v. Insurance Company of North America, et al.) certain competitors of ACE USA challenged the validity of the Restructuring under California’s Unfair Competition Law, Business and Professions Code Section 17200 (UCL). The lawsuit claims that the Restructuring is not applicable to California policyholders under the UCL because it constituted a transfer of liabilities without the consent of the policyholders. The suit also claims that the notice of the Restructuring was misleading. In November 2004, the voters of California approved Proposition 64 amending the UCL by, among other things, requiring that lawsuits brought under the UCL be brought by plaintiffs who have suffered actual injury as a result of the challenged business practice. In response to a motion to dismiss brought by ACE USA, the court ruled in February 2005 that the competitors/plaintiffs who brought this suit have not alleged actual injury as required by Proposition 64 and dismissed the suit. Plaintiffs filed a timely notice of appeal on May 5, 2005. Oral argument over plaintiffs’ appeal was held on April 19, 2006. On May 10, 2006, the Court of Appeals affirmed the dismissal of AICCO’s lawsuit. AICCO filed a petition to appeal to the California Supreme Court, however, the California Supreme Court accepted review of another unrelated case that will ultimately decide the issue of whether Proposition 64 should be applied retroactively and which will be binding on this case. On July 24, 2006, the California Supreme Court announced its decision in Californians for Disability Rights v Mervyn’s, et al., ruling that Proposition 64 applies to pending cases. The Supreme Court has entered an order denying leave to appeal and this case is concluded.

Sale of Certain Brandywine Companies

Refer to Note 3 of our Consolidated Financial Statements.

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

Natural Catastrophe Protection

ACE’s core catastrophe program offering protection against natural catastrophes impacting its primary operations (i.e. excluding assumed reinsurance) comprises two separate towers. First, for losses arising in U.S. states and in-force July 1, 2006, we maintain an average cover of 87 percent of $400 million of loss incurred from a single catastrophic event in excess of a net effective retention of $150 million to $200 million. The amount of retained cover varies by layer and there is a single reinstatement. In addition, we have purchased a collateralized U.S.—hurricane only cover of 50 percent of $200 million of loss incurred in excess of $610 million retention. By way of comparison, the program in-force July 1, 2005, for U.S. hurricane protection had a net effective retention of $50 million and afforded approximately $70 million more coverage for U.S. windstorm. The actual retention in the 2006 program will depend upon the nature of the loss and the interplay of underlying per risk and catastrophe treaties which afford us significant additional catastrophic loss protection.

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

Liquidity

The payments of dividends or other statutorily permissible distributions from our operating companies are subject to the laws and regulations applicable to each jurisdiction, as well as the need to maintain capital levels adequate to support the insurance and reinsurance operations, including financial strength ratings issued by independent rating agencies. During the nine months ended September 30, 2006, we were able to meet all of our obligations, including the payment of dividends declared on our Ordinary Shares and Preferred Shares, with our net cash flow and dividends received. We expect that positive cash flow from operations (underwriting activities and investment income) will be sufficient to cover cash outflows under most loss scenarios through 2006. Should the need arise we generally have access to the capital markets and other available credit facilities. At September 30, 2006, our available credit lines totaled $2.9 billion and usage was $2.3 billion.

We assess which subsidiaries to draw dividends from based on a number of factors. Considerations such as regulatory and legal restrictions as well as the subsidiary’s financial condition are paramount to the dividend decision. The legal restrictions on the payment of dividends from retained earnings by our Bermuda subsidiaries are currently satisfied by the share capital and additional paid-in capital of each of the Bermuda subsidiaries. During the nine months ended September 30, 2006, ACE Bermuda declared and paid dividends of $426 million. During the nine months ended September 30, 2005, ACE Bermuda and ACE Tempest Life Reinsurance Ltd declared and paid dividends of $548 million and $32 million, respectively. We expect that a majority of our cash inflows for the remainder of 2006 will be from our Bermuda subsidiaries.

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

ACE Limited did not receive any dividends from ACE Global Markets or ACE INA during the nine months ended September 30, 2006 or 2005. The debt issued by ACE INA to provide partial financing for the ACE INA acquisition and for other operating needs is serviced by statutorily permissible distributions by ACE INA’s insurance subsidiaries to ACE INA as well as other group resources.

Sources of liquidity include cash from operations, routine sales of investments and financing arrangements.

•	Our consolidated net cash flows from operating activities were $3.3 billion in the nine months ended September 30, 2006, compared with $3.5 billion for the same period in 2005. These amounts reflect net income for each period, adjusted for non-cash items and changes in working capital. Net income for the nine months ended September 30, 2006, was $1.6 billion, compared with $792 million for the same period in 2005. For the current period significant adjustments included increases in unpaid losses and loss expenses and unearned premiums of $1.1 billion and a decrease in reinsurance recoverable of $589 million due to growth in business lines such as casualty. Net cash flows from operating activities were negatively impacted by increased catastrophe loss payments.

•	Our consolidated net cash flows used for investing activities were $3.1 billion in the nine months ended September 30, 2006, compared with $3.4 billion for the same period in 2005. For the indicated periods, net investing activities related principally to purchases and sales of fixed maturities. The current period included the impact of the sale of the run-off companies which reduced cash by $372 million.

•	Our consolidated net cash flows used for financing activities were $207 million in the nine months ended September 30, 2006, compared with net cash flows used for financing activities of $118 million for the same period in 2005. Net cash flows used for financing in the current period were impacted by increased dividends paid on Ordinary shares and reduced proceeds from the exercise of options for Ordinary shares.

Although our ongoing operations continue to generate positive cash flows, our cash flows are currently impacted by a large book of loss reserves from businesses in run-off. The run-off operations generated negative operating cash flows of $86 million and $72 million in the nine months ended September 30, 2006 and 2005, respectively.

Capital Resources

Capital resources consist of funds deployed or available to be deployed to support our business operations. The following table summarizes the components of our capital resources at September 30, 2006 and December 31, 2005.

	September 30 2006	December 31 2005
	(in millions of U.S. dollars)
Short-term debt	$500	$300
Long-term debt	1,632	1,811

Total debt	2,132	2,111

Trust preferred securities	309	309

Preferred Shares	557	557
Ordinary shareholders’ equity	12,954	11,255

Total shareholders’ equity	13,511	11,812

Total capitalization	$15,952	$14,232

Ratio of debt to total capitalization	13.4%	14.8%
Ratio of debt plus trust preferreds to total capitalization	15.3%	17.0%

Long-term debt includes $300 million, 6.7 percent senior notes due 2036, issued during the second quarter of 2006 in order to take advantage of the favorable interest rate and credit spread environment. The proceeds plus available cash were used to repay the $300 million, 8.3 percent notes which matured in August 2006.

Total shareholders’ equity increased $1.7 billion in the nine months ended September 30, 2006, primarily due to net income of $1.6 billion and unrealized appreciation on our investment portfolio, partially offset by dividends declared.

On January 12, 2006, and April 13, 2006, we paid dividends of 23 cents per ordinary share to shareholders of record on December 30, 2005 and March 31, 2006, respectively. On July 14, 2006 and October 13, 2006, we paid dividends of 25 cents per share to shareholders of record on June 30, 2006 and September 30, 2006, respectively. We have paid dividends each quarter since we became a public company in 1993. However, the declaration, payment and value of future dividends on ordinary shares is at the discretion of our Board of Directors and will be dependent upon our profits, financial requirements and other factors including legal restrictions on the payment of dividends and such other factors as our Board of Directors deems relevant. Dividends on the preferred shares are payable quarterly when and if declared by our Boards of Directors, in arrears on March 1, June 1, September 1 and December 1 of each year. On March 1, 2006, June 1, 2006 and September 1, 2006, we paid a dividend of $4.875 per preferred share to shareholders of record on February 28, 2006, May 31, 2006, and August 31, 2006 respectively.

As part of our capital management program, in November 2001, our Board of Directors authorized the repurchase of any ACE issued debt or capital securities including Ordinary Shares up to $250 million. At September 30, 2006, this authorization had not been utilized. We generally maintain shelf capacity at all times in order to allow capital market access for refinancing as well as for unforeseen capital needs. Consistent with this policy, in 2005, we filed an unlimited shelf registration which expires in December 2008.

For more information, including covenant restrictions on our credit facilities, refer to “Liquidity and Capital Resources” included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2005.

Recent Accounting Pronouncements

See Note 2 c) and Note 4 to the Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Refer to the Item 7A included in our Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes since December 31, 2005.

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in allowing information required to be disclosed in reports filed under the Securities and Exchange Act of 1934 to be recorded, processed, summarized and reported within time periods specified in the rules and forms of the SEC and accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended September 30, 2006, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ACE LIMITED

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Our insurance subsidiaries are subject to claims litigation involving disputed interpretations of policy coverages and, in some jurisdictions, direct actions by allegedly-injured persons seeking damages from policyholders. These lawsuits, involving claims on policies issued by our subsidiaries which are typical to the insurance industry in general and in the normal course of business, are considered in our loss and loss expense reserves. In addition to claims litigation, we and our subsidiaries are subject to lawsuits and regulatory actions in the normal course of business that do not arise from or directly relate to claims on insurance policies. This category of business litigation typically involves, amongst other things, allegations of underwriting errors or misconduct, employment claims, regulatory activity or disputes arising from our business ventures.

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

Information on the insurance industry investigations and related matters is set forth in Note 7 b) of our Consolidated Financial Statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

This table provides information with respect to purchases by the Company of its Ordinary Shares during the three months ended September 30, 2006.

Issuer’s Purchases of Equity Securities

Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan**	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan**
July 1 through July 30, 2006	10,525	$51.03	—	$250 million
August 1 through August 31, 2006	5,363	$50.68	—	$250 million
September 1 through September 30, 2006	2,891	$53.25	—	$250 million

Total	18,779

*	For the three months ended September 30, 2006, this column includes the surrender to the Company of 7,019 Ordinary Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees and the surrender to the Company of 11,760 Ordinary Shares to satisfy the option cost on options exercised.
**	As part of ACE’s capital management program, in November 2001, the Company’s Board of Directors authorized the repurchase of any ACE issued debt or capital securities including Ordinary Shares, up to $250 million. At September 30, 2006, this authorization had not been utilized.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	SEC File Reference Number	Filed Herewith
10.1	Consulting Services Agreement by and between GTS Consulting, LLC and ACE American Insurance Company.					X

10.2	Revised Form of Performance Based Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan					X

10.3	Revised Form of Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan					X

10.4	Revised Form of Restricted Stock Unit Award Terms under the ACE Limited 2004 Long-Term Incentive Plan					X

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.					X

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.					X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.					X

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.					X

ACE LIMITED

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACE LIMITED

November 6, 2006	/s/ Evan G. Greenberg
Evan G. Greenberg
President and Chief Executive Officer

November 6, 2006	/s/ Philip V. Bancroft
Philip V. Bancroft
Chief Financial Officer

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	SEC File Reference Number	Filed Herewith
10.1	Consulting Services Agreement by and between GTS Consulting, LLC and ACE American Insurance Company.					X

10.2	Revised Form of Performance Based Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan					X

10.3	Revised Form of Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan					X

10.4	Revised Form of Restricted Stock Unit Award Terms under the ACE Limited 2004 Long-Term Incentive Plan					X

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.					X

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.					X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.					X

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.					X