Form 10-K
period 2006-12-31
ACE LTD
filed 2007-03-01
CIK 896159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to

Commission File No. 1-11778

ACE LIMITED

(Exact name of registrant as specified in its charter)

Cayman Islands	98-0091805
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

ACE Global Headquarters

17 Woodbourne Avenue

Hamilton HM 08

Bermuda

(Address of principal executive offices, Zip Code)

(441) 295-5200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Ordinary Shares, par value $0.041666667 per share	New York Stock Exchange

Depository Shares, each representing one-tenth of a share of 7.80 percent Cumulative Redeemable Preferred Shares, Series C (Liquidation Preference $25.00 per Depository Share)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES  ☑  NO  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

YES  ☐  NO  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☑  NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☑            Accelerated filer  ☐            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

YES  ☐  NO  ☑

The aggregate market value of voting stock held by non-affiliates as of June 30, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $16 billion. For the purposes of this computation, shares held by directors and officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

As of February 26, 2007, there were 326,726,300 Ordinary Shares par value $0.041666667 of the registrant outstanding.

Documents Incorporated by Reference

Certain portions of registrant’s definitive proxy statement relating to its Annual General Meeting of Shareholders, scheduled to be held on May 17, 2007, are incorporated by reference in Part III of this report.

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

• global political conditions, the occurrence of any terrorist attacks, including any nuclear, radiological, biological or chemical events, or the outbreak and effects of war, and possible business disruption or economic contraction that may result from such events;

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

• the uncertainties of the loss-reserving and claims-settlement processes, including the difficulties associated with large individual claims or catastrophe oriented results, assessing environmental damage and asbestos-related latent injuries, the impact of aggregate-policy-coverage limits, and the impact of bankruptcy protection sought by various asbestos producers and other related businesses and the timing of loss payments;

• judicial decisions and rulings, new theories of liability, legal tactics, and settlement terms;

• the effects of public company bankruptcies and/or accounting restatements, as well as disclosures by and investigations of public companies relating to possible accounting irregularities, and other corporate governance issues, including the effects of such events on:

• the capital markets;

• the markets for directors and officers (D&O) and errors and omissions (E&O) insurance; and

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

• the ability of our technology resources to perform as anticipated; and

• management’s response to these factors and actual events (including but not limited to those described above).

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

General Development of Business

ACE Limited (ACE) is a Bermuda-based holding company incorporated with limited liability under the Cayman Islands Companies Law. ACE and its direct and indirect subsidiaries (collectively, the ACE Group of Companies, the Company, we, us or our) are a global property and casualty insurance and reinsurance organization, servicing the insurance needs of commercial and individual customers in more than 140 countries and jurisdictions.

During the third quarter of 2006, we completed the sale of three of our run-off reinsurance subsidiaries—ACE American Reinsurance Company, Brandywine Reinsurance Co. (UK) Ltd. and Brandywine Reinsurance Company S.A.-N.V. to Randall & Quilter Investment Holdings Limited (R & Q), an international insurance firm. Refer to Note 3 to our Consolidated Financial Statements, under Item 8.

During the second quarter of 2004, we completed the sale of 65.3 percent of our financial and mortgage guaranty reinsurance and insurance businesses through the initial public offering (IPO) of 49 million common shares of Assured Guaranty Ltd. (Assured Guaranty). Pursuant to the completion of the IPO, we received proceeds, net of offering costs, of approximately $835 million and a return of capital of $200 million from Assured Guaranty, which were used to support our P&C business and strengthen our balance sheet capital position. During the fourth quarter of 2006, Assured Guaranty bought back 5.7 million of its own shares from us for proceeds of approximately $150 million. Also during the fourth quarter of 2006, we sold a further 1.2 million Assured Guaranty shares to Banc of America Securities LLC. These transactions reduced our ownership of Assured Guaranty to approximately 28 percent of outstanding shares.

Employees

At December 31, 2006, there were approximately 10,000 employees in the ACE Group of Companies. We believe that employee relations are satisfactory.

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

Trademarks and Trade Names

We use various trademarks and trade names in our business. These trademarks and trade names protect names of certain of the products and services we offer and are important to the extent they provide goodwill and name recognition in the insurance industry. We use commercially reasonable efforts to protect these proprietary rights, including various trade secret and trademark laws. One or more of the trademarks and trade names could be material to our ability to sell our products and services. We have taken appropriate steps to protect our ownership of key names and we believe it is unlikely that anyone would be able to prevent us from using names in places or circumstances material to our operations.

Web Site Information

We make available free of charge through our Internet site (www.acelimited.com, under Investor Information / Financial Reports or Investor Information / SEC – Section 16 Filings) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 (a) or 15 (d) of the Exchange Act (15 U.S.C. 78m (a) or 78o(d)) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

Segment Information

We operate through the following business segments:

• Insurance – North American;

• Insurance – Overseas General;

• Global Reinsurance; and

• Life Insurance and Reinsurance.

Prior to the fourth quarter of 2006 we presented a Financial Services segment; however, since this segment no longer represents a significant part of our operations, we no longer report it separately. We classify the financial solutions business of ACE Financial Solutions and ACE Financial Solutions International (previously included in the Financial Services segment) with the Insurance – North American segment. The financial results of our financial guaranty business through April 28, 2004 (the date of the Assured Guaranty IPO) and our share of the earnings of Assured Guaranty were previously included in the Financial Services segment and have been classified into our corporate results. These segment changes were based primarily on the manner in which we manage the business and accountability for results. All prior periods presented have been amended to conform to this new presentation.

The following table sets forth an analysis of net premiums earned by segment for the years ended December 31, 2006, 2005 and 2004. Additional financial information about our segments, including revenues by geographic area, is included in Note 5 to the Consolidated Financial Statements, under Item 8.

Years ended December 31 (in millions of U.S. dollars)	2006 Net Premiums Earned	Percentage Change	2005 Net Premiums Earned	Percentage Change	2004 Net Premiums Earned
Insurance – North American	$5,719	—	$5,730	12%	$5,096
Insurance – Overseas General	4,321	2%	4,239	(1)%	4,296
Global Reinsurance	1,511	(1)%	1,531	10%	1,389
Life Insurance and Reinsurance	274	10%	248	10%	226
Corporate and Other	—	—	—	—	103
	$11,825	—	$11,748	6%	$11,110

Insurance – North American

Background

The Insurance – North American segment comprises our P&C operations in the U.S., Canada and Bermuda. This segment includes the operations of ACE USA (including ACE Canada), ACE Westchester Specialty, ACE Bermuda and various run-off operations.

ACE USA, our retail business, operates through several insurance companies using a network of offices throughout the U.S. and Canada. These operations provide a broad range of P&C insurance and reinsurance products to a diverse group of commercial and non-commercial enterprises and consumers.

ACE Westchester Specialty focuses on the wholesale distribution of excess, surplus and specialty P&C products, as well as the retail and wholesale distribution of specialty inland marine products. ACE Bermuda, the original company of the ACE Group of Companies, provides commercial insurance products on an excess basis to a global client base, covering risks that are generally low in frequency and high in severity.

As part of the 1999 acquisition of the P&C business of CIGNA, we acquired Brandywine Holdings Corporation (Brandywine) and its various subsidiaries. The run-off operations include Brandywine, Commercial Insurance Services (CIS), residual market workers’ compensation business, pools and syndicates not attributable to a single business group, and other exited lines of business. Run-off operations do not actively sell insurance products, but are responsible for the management of existing policies and related claims. During the third quarter of 2006, we completed the sale of three of our run-off reinsurance subsidiaries.

As previously discussed, during the fourth quarter of 2006, we began to classify the financial solutions business of ACE Financial Solutions and ACE Financial Solutions International, which was previously presented as part of the Financial Services segment, as part of the Insurance – North American segment. Due to the nature of financial solutions business, premium volume can vary significantly from period to period and therefore premiums written in any one period are not indicative of premiums to be written in future periods. Financial solutions products which do not meet established criteria for insurance or reinsurance accounting under GAAP are recorded using the deposit method of accounting.

Products and Distribution

ACE USA primarily distributes its insurance products through a limited number of retail and wholesale brokers. In addition to using brokers, certain products are also distributed through channels such as general agents, independent agents, managing general agents, managing general underwriters and direct marketing operations. These products include general liability, excess liability, property, workers’ compensation, commercial marine, automobile liability, professional lines (D&O and E&O), medical liability, aerospace, accident and health (A&H) coverages as well as claims and risk management products and services. ACE USA has also established Internet distribution channels for some of its products.

ACE USA’s on-going operations are organized into distinct business units, each offering specialized products and services targeted at specific niche markets.

• ACE Risk Management (ARM) offers custom coverage solutions for large companies and national accounts, irrespective of industry sector. These programs are designed to help large insureds effectively handle the significant costs of financing and managing risk. Products offered include workers’ compensation, general and auto liability coverage and stand-alone excess workers’ compensation catastrophe protection. In addition, ARM offers flexible alternative risk-taking financing structures. ACE Financial Solutions, a division of ARM, provides non-traditional insurance and risk financing solutions for companies with unique risk financing needs.

• ACE Professional Risk (Professional Risk) offers management and professional liability products and surety coverage through a variety of distribution channels, including brokers, agents and direct marketing.

• ACE Canada (ACE USA’s Canadian operations) offers a broad range of P&C products as well as Life and A&H coverage. ACE Canada specializes in providing customized P&C and A&H products to commercial and industrial clients as well as to groups and associations, operating nationally or internationally.

• ACE Medical Risk offers a wide range of liability products for clients throughout the healthcare industry. These include professional liability and general liability for selected types of medical facilities, products liability for biotechnology and pharmaceutical companies and liability insurance for human clinical trials.

• ACE Global Underwriting provides worldwide risk protection by offering global programs and specialty coverages for a broad range of small to large-sized U.S.-based companies. The group’s key products include commercial property, commercial marine, aerospace and foreign casualty lines. ACE Global Underwriting also offers products to meet the insurance needs of North American domiciled energy companies which may have worldwide exposures by providing onshore property, construction and excess casualty coverages as well as offshore property coverage. In addition, this group also provides specialty personal lines coverage for recreational marine, which is distributed through a network of specialty agents.

• ACE Accident & Health works with employers, travel agencies and affinity groups to offer a variety of personal accident, health and travel insurance coverage to their employees, customers and group members. ACE Accident & Health also provides specialty personal lines products, including credit card enhancement programs and disaster mortgage protection distributed through alliances and affinity groups.

• ACE Casualty Risk offers a variety of commercial casualty products. This operation provides excess and umbrella liability coverages. ACE Casualty Risk also provides a range of environmental liability insurance products for commercial and industrial risks. ACE Casualty Risk also offers wrap-up programs, which protect contractors and project sponsors with multi-risk coverage on large single- and multi-location construction projects. Small businesses can purchase workers’ compensation coverage through this unit’s Internet-based ACE Completesm product.

• ESIS Inc. (ESIS), ACE USA’s in-house third-party claims administrator, performs claims management and risk control services for organizations that self-insure P&C exposures. These services include comprehensive medical managed care, integrated disability services and pre-loss control and risk management services. Additional insurance-related services are offered by ESIS’s Recovery Services International, which provides salvage and subrogation and health care recovery services.

ACE Westchester Specialty specializes in the wholesale distribution of property, inland marine, and casualty products. ACE Westchester Specialty also provides coverage for agriculture business and specialty programs through its Program division, writing a variety of commercial coverages through program agents, including sports/leisure activities, farm and crop/hail insurance.

ACE Bermuda targets low-frequency, high-severity business on an excess of loss basis. Its principal lines of business are excess liability, professional lines, excess property and political risk, the latter being written on a subscription basis by Sovereign Risk Insurance Ltd. (Sovereign), a wholly owned managing agent. ACE Bermuda also includes ACE Financial Solutions International, offering structured products and loss portfolio transfers. ACE Bermuda accesses its clients primarily through the Bermuda offices of major, internationally recognized insurance brokers.

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

ACE Bermuda and its subsidiaries emphasize quality of underwriting rather than volume of business to obtain a suitable spread of risk. All policy applications (both for renewals and new policies) to ACE Bermuda are subject to underwriting and acceptance by underwriters in its Bermuda, Dublin and London offices. A substantial number of policyholders meet with ACE Bermuda outside of the U.S. each year to discuss their insurance coverage.

Competitive Environment

Traditionally, the markets in which ACE USA and ACE Westchester Specialty compete are subject to significant cycles of fluctuating capacity and wide disparities in price adequacy. We strive to offer superior service, which we believe has differentiated us from our competitors. The ACE USA and ACE Westchester Specialty operations pursue a specialist strategy and focus on market opportunities where we can compete effectively based on service levels and product design, while still achieving an adequate level of profitability. ACE USA and ACE Westchester Specialty offer experienced claims-handling, loss control and risk management staff with proven expertise in specialty fields, including large and midsize-risk P&C, recreational and ocean marine, primary and excess casualty, inland marine, aviation, professional risk and workers’ compensation. A competitive advantage is also achieved through ACE USA’s innovative product offerings and our ability to provide multiple products or many products to a single client due to our national presence allowing us to provide them on a local basis. An additional competitive strength of all our domestic commercial units is the ability to deliver global products and coverage to customers in concert with our Overseas General segment. ACE USA has grown, in part, from the leveraging of cross-marketing opportunities with our other operations to take advantage of our organization’s global presence.

Insurance – Overseas General

Background

The Insurance – Overseas General segment consists of ACE International, which comprises our network of indigenous retail insurance operations, and the wholesale insurance operations of ACE Global Markets, our London market underwriting unit including Lloyd’s Syndicate 2488. This segment has four regions of operations: the ACE European Group which is comprised of ACE Europe and ACE Global Markets branded business, ACE Asia Pacific, ACE Far East and ACE Latin America. The ACE European Group represented approximately 65 percent of this segment’s net premiums written in 2006. The Insurance – Overseas General segment writes a variety of insurance products including, but not limited to, property, casualty, professional lines (D&O and E&O), marine, energy, aviation, political risk, consumer-oriented products and A&H (principally accident and supplemental health).

ACE International comprises our international operations, providing insurance coverage on a worldwide basis. ACE Global Markets comprises our international wholesale insurance operations located within ACE European Group Limited (AEGL) and at Lloyd’s via Syndicate 2488. ACE provides funds at Lloyd’s to support underwriting by Syndicate 2488, which is managed by ACE Underwriting Agencies Limited and has an underwriting capacity of £400 million in 2007. AEGL, our London-based, FSA-U.K. regulated company, underwrites U.K. and Continental Europe insurance and reinsurance business. At December 31, 2006, AEGL held cross-border permissions in 27 European Economic Area countries and branch establishments in 16 European countries, and was also eligible to underwrite excess and surplus (E&S) business in 41 U.S. states.

In line with the increasing acceptance of AEGL as an alternative London-based ACE operation, we have continued to write a greater proportion of ACE Global Markets’ business through AEGL. Syndicate 2488 will continue to retain a diverse book of business, with an emphasis on specialty lines most suited to Lloyd’s.

Products and Distribution

ACE International maintains a presence in every major insurance market in the world. Its P&C business is generally written, on both a direct and assumed basis, through major international, regional and local brokers. A&H and other consumer lines products are distributed through brokers, agents, direct marketing programs and sponsor relationships.

ACE International’s P&C operations are organized geographically along product lines that provide dedicated underwriting focus to customers. Its international organization offers capacity and technical expertise in underwriting and servicing clients from large and complex risks to general market customer segments as well as individual coverages in selected markets for medium to large clients. Property insurance products include traditional commercial fire coverage as well as energy industry-related and other technical coverages. Principal casualty products are commercial primary and excess casualty and general liability. ACE International provides D&O and professional indemnity coverages. Marine cargo and hull coverages are written in the London market as well as in marine markets throughout the world. The A&H insurance operations provide products that are designed to meet the insurance needs of individuals and groups outside of U.S. insurance markets. A&H products have been representing an increasing portion of ACE International’s business in recent years and include, but are not limited to, accidental death, medical, and hospital indemnity and income protection coverages. ACE International’s personal lines operations provides specialty products and services designed to meet the needs of specific target markets and include, but are not limited to, property damage, auto, homeowners and personal liability.

Following is a discussion of Insurance – Overseas General’s four regions of operations: ACE European Group, ACE Asia Pacific, ACE Far East and ACE Latin America.

• ACE European Group is headquartered in London and offers a broad range of P&C and specialty coverages principally directed at large and mid-sized corporations, as well as individual consumers. ACE European Group operates in every major market in the European Union. Commercial products are principally distributed through brokers while consumer products (mainly A&H) are distributed through brokers as well as through direct marketing programs. ACE European Group also has operations in Central and Eastern Europe, the Commonwealth of Independent States (the CIS), and the Middle East and North Africa. Central and Eastern Europe and the CIS markets are serviced through our Warsaw and Moscow offices which were opened in 2005. The Middle East and North Africa region includes insurance subsidiaries and joint ventures in Egypt, Saudi Arabia and Pakistan. ACE Global Markets primarily underwrites P&C insurance through Lloyd’s Syndicate 2488 and AEGL. ACE Global Markets utilizes Syndicate 2488 primarily to underwrite P&C business on a global basis through Lloyd’s worldwide licenses. ACE Global Markets utilizes AEGL to underwrite similar classes of business through its network of U.K. and Continental Europe licenses, and in the U.S. where it is eligible to write E&S business. All business underwritten by ACE Global Markets is accessed through registered brokers. The main lines of business include aviation, property, energy, professional lines, marine, political risk and A&H. ACE Global Markets is an established lead underwriter on a significant portion of the risks underwritten, particularly within the aviation and marine lines of business, and hence is able to set the policy terms and conditions of many of the policies written.

• ACE Asia Pacific is headquartered in Singapore and has an extensive network of operations serving Australia, Hong Kong, India, Indonesia, Korea, Malaysia, New Zealand, Philippines, Singapore, Taiwan, Thailand and Vietnam. ACE Asia Pacific offers a broad range of P&C, A&H and specialty coverages principally directed at large and mid-sized corporations as well as individual consumers. This region also provides management, underwriting and administrative support to our equity investee Huatai Insurance Company of China, Limited.

• ACE Far East is based in Tokyo and offers a broad range of P&C, A&H and personal lines insurance products and services to businesses and consumers in Japan, principally delivered through an extensive agency network.

• ACE Latin America includes business operations throughout Latin America and the Caribbean, including offices in Argentina, Brazil, Chile, Colombia, Ecuador, Mexico, Puerto Rico and Venezuela. ACE Latin America focuses on providing P&C, A&H and specialty personal lines insurance products and services to both large and small commercial clients as well as individual consumers. ACE Latin America distributes its products through brokers (for its commercial business) and direct marketing and sponsored programs (for its consumer business). In December 2006, we entered the Peruvian market with the purchase of Altas Cumbres Life Insurance Company, an insurer that sells credit life and A&H insurance.

Underwriting

Insurance — Overseas General’s operations are diversified by line of business and the geographic spread of risk. A global approach to risk management allows each local operation to underwrite and provided significant capacity. A global approach such as this requires substantial control over each process to ensure best practices and standards are maintained around the world. To do this, the regions are managed as one integrated team.

Clearly defined underwriting authorities, standards, and guidelines are in place in each of the local operations. Global profit centers and product boards ensure consistency of approach and the establishment of best practices throughout the world. A formal underwriting review process is in place to periodically test compliance against standards and guidelines. Experienced underwriting teams maintain underwriting discipline through the use of pricing models, sophisticated catastrophe and risk management methodologies and strict risk selection criteria. Qualified actuaries in each region work closely with the underwriting teams to provide additional expertise in the underwriting process. Centrally-coordinated reinsurance management facilitates appropriate risk transfer and efficient cost-effective use of external reinsurance markets. Insurance — Overseas General’s global claims management team ensures there is a consistent approach to reserving practices and the settlement of claims. The oversight process includes regular operational claims reviews throughout the world to ensure adherence to established guidelines.

Competitive Environment

ACE International’s primary competitors include U.S.-based companies with global operations, as well as non-U.S. global carriers and indigenous companies in regional and local markets. For the A&H lines of business, locally-based competitors include financial institutions and bank-owned insurance subsidiaries.

Our international operations have the distinct advantage of being part of one of the few international insurance groups with a global network of licensed companies able to write policies on a locally admitted basis. The principal competitive factors that affect the international operations are underwriting expertise and pricing, relative operating efficiency, product differentiation, producer relations and the quality of policyholder services. A competitive strength of our international operations is our global network and breadth of insurance programs, which assist individuals and business organizations to meet their risk management objectives. Insurance operations in over 50 countries also represent a competitive advantage in terms of depth of local technical expertise, accomplishing a spread of risk and offering a global network to service multi-national accounts.

ACE Global Markets is one of the preeminent London market specialty insurers. All lines of business face competition, depending on the business class, from Lloyd’s syndicates, the London market and other major international insurers and reinsurers. Competition for international risks is also seen from domestic insurers in the country of origin of the insured. AGM differentiates itself from competitors through long standing experience in its product lines; its multiple insurance entities (Lloyd’s and AEGL); and the quality of its underwriting and claims service.

Global Reinsurance

Background

The Global Reinsurance segment represents ACE’s reinsurance operations comprising ACE Tempest Re Bermuda, ACE Tempest Re USA, ACE Tempest Re Europe and ACE Tempest Re Canada, which was established in 2006. Global Reinsurance markets its reinsurance products worldwide under the ACE Tempest Re brand name and provides a broad range of coverages to a diverse array of primary P&C companies.

Over the course of the last five years, Global Reinsurance has expanded its portfolio of coverage offerings beyond property catastrophe lines with the aim of building a leading global multi-line reinsurance business within ACE. This expansion has reduced the volatility of ACE’s reinsurance operations by diversifying Global Reinsurance’s business to offer a comprehensive range of products to satisfy client demand. We consider an expanded product offering vital to competing effectively in the reinsurance market, but not at the expense of profitability.

Products and Distribution

Global Reinsurance services clients globally through its three major units: ACE Tempest Re Bermuda, ACE Tempest Re USA and ACE Tempest Re Europe. Through these three operations, we are able to provide a complete portfolio of products on a global basis to clients. Major international brokers submit business to one or more of these units’ underwriting teams who have built strong relationships with both key brokers and clients by explaining their approach and demonstrating consistently open, responsive and dependable service.

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

ACE Tempest Re USA writes all lines of traditional and specialty P&C reinsurance for the North American market, with a focus on writing property per risk and casualty reinsurance, including medical malpractice, and surety, principally on a treaty basis, with a weighting towards casualty. This unit’s diversified portfolio is produced through reinsurance intermediaries.

ACE Tempest Re Europe provides treaty reinsurance of P&C business of insurance companies worldwide, with emphasis on non-U.S. and London market risks. ACE Tempest Re Europe writes all lines of traditional and specialty property, casualty, marine, aviation, and medical malpractice through our London and Zurich based divisions. The London-based divisions of ACE Tempest Re Europe focus on the development of business sourced through London market brokers and consequently write a diverse book of international business utilizing Lloyd’s global licensing and the Company market licensing. The Zurich-based division focuses on providing reinsurance to continental European insurers via continental European brokers.

ACE Tempest Re Canada commenced writing business during the first quarter of 2007, offering a full array of P&C reinsurance to the Canadian market. ACE Tempest Re Canada provides its coverage through its Canadian company platform and also offers its clients access to Lloyd’s Syndicate 2488.

Underwriting

Global Reinsurance is a disciplined underwriter and has built an underwriting environment, involving both underwriters and actuaries, to provide the necessary controls over the underwriting process. In addition to substantial management oversight, these controls include regular peer reviews, actuarial pricing and reserve support, and catastrophe exposure management using sophisticated modeling software. Global Reinsurance also establishes zonal and peril accumulation limits to avoid concentrations of risk from natural perils.

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

ACE Tempest Re Europe, ACE Tempest Re USA and ACE Tempest Re Canada write a diversified portfolio of P&C business produced through reinsurance intermediaries, utilizing an underwriting process based on the use of exposure and experience based models, with reliance on data provided by reinsureds. Business written includes a broad range of liability, property and specialty classes, including marine aviation and surety. Business is written on an excess-of-loss and pro-rata basis. Underwriters, actuaries and claims professionals collaborate in a team-oriented environment to develop appropriate loss cost, terms and conditions that fit an individual portfolio. Each transaction is assessed based on its individual merits. Exposure management is considered on both an account level and book of business basis within guidelines provided by senior management. Casualty business has maximum capacity commitments, by line of business, for types of business that can accumulate to any one event; property and specialty businesses establish maximum foreseeable loss by zone. Each deal written is assessed through a risk-based capital return on equity model that provides various scenarios to measure the appropriate pricing and expected returns on capital deployed.

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

Life Insurance and Reinsurance

Background

Life Insurance and Reinsurance includes the operations of ACE Tempest Life Re (ACE Life Re) and ACE International Life (ACE Life).

ACE Life Re helps clients (ceding companies) manage mortality, morbidity, lapse and/or capital market risks embedded in their books of business. ACE Life Re comprises two companies. The first is a Bermuda-based niche player in the life reinsurance market that provides reinsurance coverage to other life insurance companies, focusing on guarantees included in certain fixed and variable annuity products. The second is a U.S.-based traditional life reinsurance company. In May 2006, we announced our expansion into the traditional U.S. life reinsurance marketplace with the acquisition of Hart Life Insurance Company (essentially a shell company) from the Hartford Financial Services Group. Licensed in 49 states and the District of Columbia, Hart Life has been inactive in recent years. Through this company, we are now marketing traditional life reinsurance products and services under our established life reinsurance brand name, ACE Tempest Life Re USA. Based in Stamford, Connecticut, ACE Tempest Life Re USA offers reinsurance capacity for the individual life business utilizing yearly renewable term and coinsurance structures.

ACE Life provides traditional life insurance protection, investment and savings products to individuals in several countries including Thailand, Vietnam, Taiwan, China and Egypt.

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

ACE Life offers a broad portfolio of products including whole life, endowment plans, universal life, personal accident, and term life policies. The policies written by ACE Life generally provide funds for dependents of insureds after death but can also be leveraged as savings vehicles. ACE Life sells to consumers through a variety of distribution channels including agents, direct marketing, sponsor products, telemarketing, work-site marketing and affinity groups.

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

In implementing the underwriting guidelines, an experienced underwriting team is utilized to select opportunities with acceptable risk/return profiles. Reinsurance business is assumed only after considering many factors, including the type of risks to be covered, actuarial evaluations, historical performance data for the client and the industry as a whole, the client’s retention, the product to be reinsured, pricing assumptions, underwriting standards, reputation and financial strength of the client, the likelihood of establishing a long-term relationship with the client, and the market share of the client. Pricing of reinsurance products is based on ACE Life Re’s sophisticated stochastic modeling techniques and robust actuarial and investment models which incorporate a number of factors. These factors include assumptions for mortality, morbidity, expenses, demographics, persistency, investment returns, macroeconomic factors such as inflation and taxation and certain regulatory factors such as reserve and surplus requirements. All of ACE Life Re’s annuity reinsurance treaties, which are non-proportional in nature, incorporate some form of annual claim limit, and many include an aggregate claim limit as well as either an annual or aggregate claim deductible. ACE Life Re’s traditional reinsurance includes both proportional and non-proportional treaties. ACE Life Re also uses modeling software to monitor, measure, and manage the aggregate exposure which is bound by limits set by senior management.

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

Competitive Environment

There is little competition for ACE Life Re in the variable annuity reinsurance marketplace. However, downward pressure on prices can result from our clients’ competitive requirements, new reinsurers entering the variable annuity marketplace and the availability of alternative means of managing the variable annuity risk (such as hedging). The life reinsurance market for traditional mortality risk is highly competitive as most of the reinsurance companies are well established, have significant operating histories, strong claims-paying ability ratings, and long-standing client relationships through existing treaties with ceding companies. ACE Life Re competes effectively by leveraging the strength of its client relationships, underwriting expertise and capacity, and our brand name and capital position.

ACE Life faces competition from local and international life insurance companies in each of its markets. ACE’s financial strength and reputation as an entrepreneurial organization with a global presence give ACE Life a strong base from which to compete.

Reinsurance Protection

As part of our risk management strategy, we purchase reinsurance protection to mitigate our exposure to losses, including catastrophes, at an acceptable level. Although reinsurance agreements contractually obligate our reinsurers to reimburse us for the agreed-upon portion of gross paid losses, they do not discharge our primary liability and thus we remain liable for the gross direct loss. In certain countries, reinsurer selection is limited by certain local laws or regulations. In those areas where there is more freedom of choice, the counter-party is selected based upon financial strength, financial strength ratings, management and line of business expertise. In support of this process, we maintain an ACE authorized reinsurer list that stratifies these authorized reinsurers by classes of business and acceptable limits. This list is maintained by our Reinsurance Security Committee, a committee comprised of senior management personnel, and a dedicated reinsurer security team. Changes to the list are authorized by ACE’s Chief Risk Officer. The reinsurers on the authorized list and potential new markets are regularly reviewed, and the list may be modified following these reviews. In addition to the authorized list, there is a formal exception process that allows reinsurance buyers to use reinsurers already on the authorized list for higher limits or different lines of business, for example, or other reinsurers not on the authorized list if their use is supported by compelling business reasons for a particular reinsurance program.

A separate policy and process exists for captive reinsurance companies. Generally, these reinsurance companies are established by our clients or our clients have an interest in them. It is generally our policy to obtain collateral equal to the expected losses that may be ceded to the captive. Where appropriate, exceptions to the collateral requirement are granted but only after senior management review. Specific collateral guidelines and an exception process are in place for ACE USA and Insurance - Overseas General, both of which have credit management units evaluating the captive’s credit quality and that of their parent company. The credit management units, working with actuarial, determine reasonable exposure estimates (collateral calculations), ensure receipt of collateral in a form acceptable to the Company and coordinate collateral adjustments as and when needed. Currently financial reviews and expected loss evaluations are performed annually for active captive accounts and as needed for run-off exposures. In addition to collateral, parental guarantees are often used to enhance the credit quality of the captive.

In general, we seek to place our reinsurance with highly rated companies with which we have a strong trading relationship. For more information refer to “Catastrophe Exposure Management” and “Natural Catastrophe Reinsurance Program”, under Item 7, and Note 8 to the Consolidated Financial Statements, under Item 8.

Unpaid Losses and Loss Expenses

We establish reserves for unpaid losses and loss expenses, which are estimates of future payments of reported and unreported claims for losses and related expenses, with respect to insured events that have occurred. The process of establishing loss reserves for P&C claims can be complex and is subject to considerable variability as it requires the use of informed estimates and judgments based on circumstances known at the date of accrual. These estimates and judgments are based on numerous factors, and may be revised as additional experience and other data become available and are reviewed, as new or improved methodologies are developed or as current laws change. We have actuarial staff in each of our operating segments who analyze insurance reserves and regularly evaluate the levels of loss reserves, taking into consideration factors that may impact the ultimate settlement value of the unpaid losses and loss expenses. Any such revisions could result in future changes in estimates of losses or reinsurance recoverable and would be reflected in our results of operations in the period in which the estimates are changed. Losses and loss expenses are charged to income as incurred. The reserve for unpaid losses and loss expenses represents the estimated ultimate losses and loss expenses less paid losses and loss expenses, and comprises case reserves and incurred but not reported loss reserves (IBNR). With the exception of certain structured settlements, for which the timing and amount of future claim payments are reliably determinable, our loss reserves are not discounted for time value. In connection with these structured settlements, we carry reserves of $118 million, net of discount, at December 31, 2006.

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

We have considered asbestos and environmental (A&E) claims and claims expenses in establishing the liability for unpaid losses and loss expenses and have developed reserving methods which incorporate new sources of data with historical experience to estimate the ultimate losses arising from A&E exposures. The reserves for A&E claims and claims expenses represent management’s best estimate of future loss and loss expense payments and recoveries which are expected to develop over the next several decades. We continuously monitor evolving case law and its effect on environmental and latent injury claims and we monitor A&E claims activity quarterly and perform a full reserve review annually.

For each product line, management, in conjunction with internal actuaries, develop a “best estimate” of the ultimate settlement value of the unpaid losses and loss expenses which they believe provide a reasonable estimate of the required reserve. We evaluate our estimates of reserves quarterly in light of developing information and discussions and negotiations with our insureds. While we are unable at this time to determine whether additional reserves, which could have a material adverse effect upon our financial condition, results of operations and cash flows, may be necessary in the future, we believe that our reserves for unpaid losses and loss expenses are adequate as of December 31, 2006.

For more information refer to “Critical Accounting Estimates—Unpaid losses and loss expenses” under Item 7 and to Note 10 to our Consolidated Financial Statements, under Item 8.

The “Analysis of Losses and Loss Expenses Development” table shown below presents for each balance sheet date over the period 1996-2006, the gross and net loss and loss expense reserves recorded at the balance sheet date and subsequent payments from the net reserves. The reserves represent the amount required for the estimated future settlement value of liabilities incurred at or prior to the balance sheet date and those estimates may change subsequent to the balance sheet date as new information emerges regarding the ultimate settlement value of the liability. Accordingly, the table also presents through to December 31, 2006, for each balance sheet date, the cumulative impact of subsequent valuations of the liabilities incurred at the original balance sheet date. The data in the table is presented in accordance with reporting requirements of the Securities and Exchange Commission (SEC). This table should be interpreted with care by those not familiar with its format or those who are familiar with other triangulations arranged by origin year of loss such as accident or underwriting year rather than balance sheet date, as shown below. To clarify the interpretation of the table we use the reserves established at December 31, 1999, in the following example.

• The top two lines of the table show for successive balance sheet dates the gross and net unpaid losses and loss expenses recorded as provision for liabilities incurred at or prior to each balance sheet date. It can be seen that at December 31, 1999, a reserve of $9.057 billion net of reinsurance had been established.

• The upper (paid) triangulation presents the net amounts paid as of periods subsequent to the balance sheet date. Hence in the 2000 financial year, $2.663 billion of payments were made from the December 31, 1999 reserve balance established for liabilities incurred prior to the 2000 financial year. At the end of the 2006 financial year this block of liabilities had resulted in cumulative net payments of $7.093 billion.

• The lower triangulation within the table shows the revised estimate of the net liability originally recorded at each balance sheet date as of the end of subsequent financial years. With the benefit of actual loss emergence and hindsight over the intervening period the net liabilities incurred as of December 31, 1999 are now estimated to be $10.521 billion, rather than the original estimate of $9.057 billion. One of the key drivers of this change has been adverse development on latent claims which we categorize as asbestos and environmental losses and other run-off liabilities covered under the NICO reinsurance treaties. Of the cumulative deficiency of $1.464 billion recognized in the seven years since December 31, 1999, $0.426 billion relates to non-latent claims and $1.038 billion relates to latent claims. The deficiency of $1.464 billion was identified and recorded as follows; $45 million redundant in 2000, $8 million deficient in 2001, $558 million deficient in 2002, $149 million deficient in 2003, $874 million deficient in 2004, $121 million favorable in 2005 and $41 million deficient in 2006.

• Importantly, the cumulative deficiency or redundancy for different balance sheet dates are not independent and therefore should not be added together. In the last year, we have revised our estimate of the December 31, 1999 liabilities from $10.480 billion to $10.521 billion. This adverse development of $41 million will also be included in each column to the right of the December 31, 1999 column to recognize that this additional amount was also required in the reserves established for each annual balance sheet date from December 31, 2000 to December 31, 2006.

The loss development table shows that our original estimate of the net unpaid loss and loss expense requirement at December 31, 2005 of $20.458 billion has, with the benefit of actual loss emergence and hindsight, been revised to $20.446 billion at December 31, 2006. This favorable movement of $12 million is referred to as prior period development and is the net result of a number of underlying movements both favorable and adverse. The key underlying movements are discussed in more detail within the “Segment Operating Results” section of Item 7.

The bottom lines of the table show the re-estimated amount of previously recorded gross liabilities at December 31, 2006, together with the change in reinsurance recoverable. Similar to the net liabilities, the cumulative redundancy or deficiency on the gross liability is the difference between the gross liability originally recorded and the re-estimated gross liability at December 31, 2006. For example, with respect to the gross unpaid loss and loss expenses of $16.713 billion for 1999, by December 31, 2006, this gross liability was re-estimated to be $22.808 billion, resulting in the cumulative deficiency on the gross liability originally recorded for the 1999 balance sheet year of $6.095 billion. This deficiency relates primarily to U.S. liabilities, including A&E liabilities for 1995 and prior. The gross deficiency results in a net deficiency of $1.464 billion as a result of substantial reinsurance coverage that reduces the gross loss; approximately $2.2 billion was covered by reinsurance placed when the risks were originally written and $1.25 billion of the remaining liability has been ceded to the National Indemnity Company (NICO).

We do not consider it appropriate to extrapolate future deficiencies or redundancies based upon the table, as conditions and trends that have affected development of the liability in the past may not necessarily recur in the future. We believe that our current estimates of net liabilities appropriately reflect our current knowledge of business profile and the prevailing market, social, legal and economic conditions while giving due consideration to historical trends and volatility evidenced in our markets over the longer term. The key issues and considerations involved in establishing our estimate of the net liabilities are discussed in more detail within the “Critical Accounting Estimates—Unpaid losses and loss expenses” section of Item 7.

On July 2, 1999, we changed our fiscal year-end from September 30 to December 31. As a result, the information provided for the 1999 year is actually for the 15-month period from October 1, 1998, through December 31, 1999. Prior to December 31, 1999, the net unpaid losses and loss expenses are in respect of annual periods ending on September 30 of each year. On November 1, 1993, we acquired CODA, on July 1, 1996, we acquired ACE Tempest Re, and on July 9, 1998, we acquired Tarquin. CODA, ACE Tempest Re and Tarquin’s loss experience have been included in the table as if each of these companies had been our wholly-owned subsidiaries from their inception. On January 2, 1998, we acquired ACE US Holdings, on April 1, 1998, we acquired CAT Limited, and on July 2, 1999, we acquired ACE INA (CIGNA’s P&C business). The unpaid loss information for ACE US Holdings, CAT Limited and ACE INA has been included in the table commencing in the year of acquisition. As a result, 1999 includes net reserves of $6.8 billion related to ACE

INA at the date of acquisition and subsequent development thereon. On April 28, 2004, we completed the sale of 65.3 percent of Assured Guaranty. The historical loss information for Assured Guaranty has been removed from the table.

Analysis of Losses and Loss Expenses Development

	Years ended September 30			Years ended December 31
(in millions of U.S. dollars)	1996	1997	1998	1999 (1)	2000	2001	2002	2003	2004	2005	2006
Gross unpaid losses	$1,978	$2,112	$3,738	$16,713	$17,184	$20,555	$24,143	$26,605	$31,483	$35,055	$35,517
Net unpaid losses	1,892	2,007	2,677	9,057	9,075	10,226	11,546	14,203	17,517	20,458	22,008
Net paid (Cumulative) As Of:
1 year later	359	337	1,018	2,663	2,380	2,627	2,610	2,747	3,293	3,711
2 years later	663	925	1,480	4,023	3,798	4,598	4,185	4,770	5,483
3 years later	1,248	1,066	1,656	5,081	5,111	5,468	5,622	6,318
4 years later	1,372	1,171	1,813	6,116	5,406	6,588	6,815
5 years later	1,465	1,197	1,979	6,225	6,094	7,395
6 years later	1,481	1,235	2,035	6,742	6,528
7 years later	1,517	1,274	2,240	7,093
8 years later	1,534	1,414	2,294
9 years later	1,673	1,428
10 years later	1,686
Net Liability Re-estimated As Of:
End of year	$1,892	$2,007	$2,677	$9,057	$9,075	$10,226	$11,546	$14,203	$17,517	$20,458	$22,008
1 year later	1,892	1,990	2,752	9,012	9,230	10,975	11,696	14,739	17,603	20,446
2 years later	1,881	1,915	2,747	9,020	9,883	11,265	12,731	14,985	17,651
3 years later	1,824	1,853	2,719	9,578	10,139	12,249	12,993	15,249
4 years later	1,852	1,833	2,704	9,727	11,014	12,432	13,307
5 years later	1,932	1,815	2,688	10,601	10,947	12,588
6 years later	1,931	1,828	2,826	10,480	11,112
7 years later	1,963	1,846	2,696	10,521
8 years later	1,977	1,773	2,674
9 years later	1,934	1,767
10 years later	1,923
Total cumulative redundancy/ (deficiency) on net unpaid losses	(31)	240	3	(1,464)	(2,037)	(2,362)	(1,761)	(1,046)	(134)	12
Cumulative deficiency related to A&E			(33)	(1,038)	(1,038)	(1,033)	(517)	(517)	(52)	(52)
Cumulative redundancy/(deficiency) on net unpaid losses excluding A&E	(31)	240	36	(426)	(999)	(1,329)	(1,244)	(529)	(82)	64
Gross unpaid losses and loss expenses end of year	$1,978	$2,112	$3,738	$16,713	$17,184	$20,555	$24,143	$26,605	$31,483	$35,055	$35,517
Reinsurance recoverable on unpaid losses	86	105	1,061	7,656	8,109	10,329	12,597	12,402	13,966	14,597	13,509
Net unpaid losses and loss expenses	1,892	2,007	2,677	9,057	9,075	10,226	11,546	14,203	17,517	20,458	22,008
Gross liability re-estimated	1,964	1,807	4,250	22,808	23,825	27,644	28,610	29,604	32,225	34,425
Reinsurance recoverable on unpaid losses	41	40	1,576	12,287	12,713	15,056	15,303	14,355	14,574	13,979
Net liability re-estimated	1,923	1,767	2,674	10,521	11,112	12,588	13,307	15,249	17,651	20,446
Cumulative redundancy/ (deficiency) on gross unpaid losses	14	305	(512)	(6,095)	(6,641)	(7,089)	(4,467)	(2,999)	(742)	630

(1) The 1999 year is for the 15-month period ended December 31, 1999.

Reconciliation of Unpaid Losses and Loss Expenses

Years Ended December 31 (in millions of U.S. dollars)	2006	2005	2004
Gross unpaid losses and loss expenses at beginning of year	$35,055	$31,483	$27,083
Reinsurance recoverable on unpaid losses	(14,597)	(13,966)	(12,408)
Net unpaid losses and loss expenses at beginning of year	20,458	17,517	14,675
Sale of certain run-off subsidiaries	(472)	–	–
Sale of Assured Guaranty	–	–	(374)
Total	19,986	17,517	14,301
Net losses and loss expenses incurred in respect of losses occurring in:
Current year	7,082	8,485	7,143
Prior year	(12)	86	547
Total	7,070	8,571	7,690
Net losses and loss expenses paid in respect of losses occurring in:
Current year	1,748	2,076	2,012
Prior year	3,711	3,293	2,748
Total	5,459	5,369	4,760
Foreign currency revaluation and other	411	(261)	286
Net unpaid losses and loss expenses at end of year	22,008	20,458	17,517
Reinsurance recoverable on unpaid losses	13,509	14,597	13,966
Gross unpaid losses and loss expenses at end of year	$35,517	$35,055	$31,483

Net losses and loss expenses incurred for the year ended December 31, 2006 were $7.1 billion, compared with $8.6 billion and $7.7 billion in 2005 and 2004, respectively. Net losses and loss expenses incurred for 2006 include $12 million of favorable prior period development, 2005 and 2004 include $86 million and $547 million, respectively, of adverse prior period development. In 2004, we increased our reserve for asbestos, environmental and other run-off claims by $465 million. The net additions comprised A&E reserve increases of $554 million including the provision for uncollectible reinsurance of $95 million and favorable prior period development of $89 million in other run-off reserves. More information regarding prior period development is included in the “Segment Operating Results” section of Item 7.

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

•establishes recommended investment guidelines that are appropriate to the prescribed asset allocation targets;

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

The Finance and Investment Committee of the Board of Directors approves asset allocation targets and reviews our investment policy to ensure that it is consistent with our overall goals, strategies and objectives. Overall investment guidelines are approved by the Finance and Investment Committee to ensure that appropriate levels of portfolio liquidity, credit quality, diversification and volatility are maintained. In addition, the Finance and Investment Committee systematically reviews the portfolio’s exposures to capture any potential violations of investment guidelines.

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

For additional information regarding the investment portfolio, including breakdowns of the sector and maturity distributions, refer to Note 7 to the Consolidated Financial Statements, under Item 8.

Regulation

Bermuda Operations

In Bermuda, our insurance subsidiaries are principally regulated by the Insurance Act 1978 (as amended) and related regulations (the Act). The Act imposes solvency and liquidity standards as well as auditing and reporting requirements, and grants the Bermuda Monetary Authority (the Authority) powers to supervise, investigate and intervene in the affairs of insurance companies. Significant requirements include the appointment of an independent auditor, the appointment of a loss reserve specialist and the filing of the Annual Statutory Financial Return with the Supervisor of Insurance (the Supervisor). The Supervisor is the chief administrative officer under the Act. We must comply with provisions of the Companies Act 1981 regulating the payment of dividends and distributions. A Bermuda company may not declare or pay a dividend or make a distribution out of contributed surplus if there are reasonable grounds for believing that: (a) the company is, or would after the payment be, unable to pay its liabilities as they become due; or (b) the realizable value of the company’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Further, an insurer may not declare or pay any dividends during any financial year if it would cause the insurer to fail to meet its relevant margins, and an insurer which fails to meet its relevant margins on the last day of any financial year may not, without the approval of the Minister, declare or pay any dividends during the next financial year. In addition, some of ACE’s Bermuda subsidiaries qualify as “Class 4” insurers and may not in any financial year pay dividends which would exceed 25 percent of their total statutory capital and surplus, as shown on their statutory balance sheet in relation to the previous financial year, unless they file a solvency affidavit at least seven days in advance.

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

All states have enacted legislation that regulates insurance holding companies. This legislation provides that each insurance company in the system is required to register with the insurance department of its state of domicile and furnish information concerning the operations of companies within the holding company system which may materially affect the operations, management or financial condition of the insurers within the system. All transactions within a holding company system must be fair and equitable. Notice to the insurance departments is required prior to the consummation of transactions affecting the ownership or control of an insurer and of certain material transactions between an insurer and an entity in its holding company system; in addition, certain transactions may not be consummated without the department’s prior approval.

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

The National Association of Insurance Commissioners (NAIC) has a risk-based capital requirement for P&C insurance companies. This risk-based capital formula is used by many state regulatory authorities to identify insurance companies which may be undercapitalized and which merit further regulatory attention. These requirements are designed to monitor capital adequacy using a formula which prescribes a series of risk measurements to determine a minimum capital amount for an insurance company, based on the profile of the individual company. The ratio of a company’s actual policyholder surplus to its minimum capital requirement will determine whether any state regulatory action is required. There are progressive risk-based capital failure levels which trigger more stringent regulatory action. If an insurer’s policyholders’ surplus falls below the Mandatory Control Level (70 percent of the Authorized Control Level, as defined by the NAIC), the relevant insurance commissioner is required to place the insurer under regulatory control. However, an insurance commissioner may allow a P&C company operating below the Mandatory

Control Level that is writing no business and is running off its existing business to continue its run-off. Brandywine is running off its liabilities consistent with the terms of an order issued by the Insurance Commissioner of Pennsylvania. This includes periodic reporting obligations to the Pennsylvania Insurance Department.

In November 2002, the U.S. Congress passed the Terrorism Risk Insurance Act (TRIA), which was amended and restated in 2005. TRIA was enacted to ensure the availability of insurance coverage for certain types of terrorist acts in the U.S. and requires that qualifying insurers offer terrorism insurance coverage in all P&C insurance policies on terms not materially different than terms applicable to other losses. The U.S. federal government covers 90 percent (85 percent for acts of terrorism occurring in 2007) of the losses from covered certified acts of terrorism on commercial risks in the United States only, in excess of a specified deductible amount calculated as a percentage of an affiliated insurance group’s prior year premiums on commercial lines policies covering risks in the U.S. This specified deductible amount is 17.5 percent of such premiums for losses occurring in 2006, and 20 percent of such premiums for losses occurring in 2007. Further, to trigger coverage under TRIA, the aggregate industry P&C insurance losses resulting from an act of terrorism must exceed $5 million prior to April 2006, $50 million from April 2006 through December 2006, and $100 million for acts of terrorism occurring in 2007. TRIA applies only to losses resulting from attacks that have been committed by individuals on behalf of a foreign person or foreign interest, and does not cover acts of purely domestic terrorism. Further, any such attack must be certified as an “act of terrorism” by the U.S. federal government, and such decision is not subject to judicial review. TRIA will expire on December 31, 2007, and there can be no assurance that it will be extended beyond that date or as to the terms of any such extension.

Our U.S. subsidiaries are also subject to the general laws of the states in which they do business. ACE has received numerous subpoenas, interrogatories, and civil investigative demands in connection with the pending investigations of insurance industry practices. These inquiries have been issued by a number of attorneys general, state departments of insurance, and state and federal regulatory authorities, including the New York Attorney General (NYAG), the Pennsylvania Department of Insurance, the SEC, and the United States Attorney for the Southern District of New York. These inquiries seek information concerning underwriting practices and non-traditional or loss mitigation insurance products. On April 26, 2006, ACE reached a settlement with the Attorneys General of New York, Illinois and Connecticut and the New York Insurance Department pursuant to which ACE received from these authorities an Assurance of Discontinuance (AOD). Under the AOD, these regulators agreed not to file certain litigation against ACE relating to their investigation of certain business practices, and ACE agreed to pay $80 million ($66 million after tax) without admitting any liability, and to adopt certain business reforms. While the Attorneys General of New York, Illinois and Connecticut and the New York Department of Insurance have resolved investigations of ACE, other investigations and related civil litigation continue. ACE is cooperating and will continue to cooperate with such inquiries. Information on the insurance industry investigations and related matters is set forth in Note 12 to our Consolidated Financial Statements, under Item 8.

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

• policy form filing and rate regulation vary by country;

• the frequency of contact and periodic on-site examinations by insurance authorities differ by country; and

• regulatory requirements relating to insurer dividend policies vary by country.

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

Tax Matters

Refer to “Risk Factors”, under Item 1A below, and Note 2 to the Consolidated Financial Statements, under Item 8.

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

Business

Our financial condition could be adversely affected by the occurrence of natural and man-made disasters.

We have substantial exposure to losses resulting from natural disasters, man-made catastrophes and other catastrophic events. Catastrophes can be caused by various events, including hurricanes, typhoons, earthquakes, hailstorms, explosions, severe winter weather, fires, war, acts of terrorism, political instability and other natural or man-made disasters. The incidence and severity of catastrophes are inherently unpredictable and our losses from catastrophes could be substantial. The occurrence of claims from catastrophic events is likely to result in substantial volatility in our results of operations or financial condition for any fiscal quarter or year. Increases in the values and concentrations of insured property may increase the severity of these occurrences in the future. Although we attempt to manage our exposure to such events through the use of underwriting controls and purchase of third-party reinsurance, catastrophic events are inherently unpredictable and the actual nature of such events when they occur could be more frequent or severe than contemplated in our pricing and risk management expectations. As a result, the occurrence of one or more catastrophic events could have a material adverse effect on our results of operations or financial condition. Refer to “Catastrophe Exposure Management” under Item 7 for more information.

If actual claims exceed our loss reserves, our financial results could be adversely affected.

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

Included in our liabilities for losses and loss expenses are liabilities for latent claims such as A&E. These claims are principally related to claims arising from remediation costs associated with hazardous waste sites and bodily-injury claims related to exposure to asbestos products and environmental hazards. The estimation of these liabilities is subject to many complex variables including: the current legal environment; specific settlements that may be used as precedents to settle future claims; assumptions regarding multiple recoveries by claimants against various defendants; the ability of a claimant to bring a claim in a state in which they have no residency or exposure; the ability of a policyholder to claim the right to non-products coverage; whether high-level excess policies have the potential to be accessed given the policyholder’s claim trends and liability situation; payments to unimpaired claimants; and the potential liability of peripheral defendants.

Accordingly, the ultimate settlement of losses may be significantly greater or less than the loss and loss expense reserves held at the date of the balance sheet. If our loss reserves are determined to be inadequate, we will be required to increase loss reserves at the time of such determination and our net income will be reduced. If the increase in loss reserves is large enough, we could incur an operating loss and a reduction of our capital. Refer to “Asbestos and Environmental and Other Run-Off Liabilities”, under Item 7 and Note 10 to our Consolidated Financial Statements, under Item 8.

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

The failure of any of the loss limitation methods we employ could have an adverse effect on our results of operations or financial condition.

We seek to limit our loss exposure by writing a number of our insurance and reinsurance contracts on an excess of loss basis. Excess of loss insurance and reinsurance indemnifies the insured against losses in excess of a specified amount. In addition, we limit program size for each client and purchase third-party reinsurance for our own account. In the case of our assumed proportional reinsurance treaties, we seek per occurrence limitations or loss and loss expense ratio caps to limit the impact of losses ceded by the client. In proportional reinsurance, the reinsurer shares a proportional part of the premiums and losses of the reinsured. We also seek to limit our loss exposure by geographic diversification. Geographic zone limitations involve significant underwriting judgments, including the determination of the area of the zones and the inclusion of a particular policy within a particular zone’s limits. Various provisions of our policies, such as limitations or exclusions from coverage or choice of forum negotiated to limit our risks, may not be enforceable in the manner we intend. As a result, one or more catastrophic or other events could result in claims that substantially exceed our expectations, which could have an adverse effect on our results of operations or financial condition.

We may be unable to purchase reinsurance, and if we successfully purchase reinsurance, we are subject to the possibility of non-payment.

We purchase reinsurance to protect certain ACE companies against catastrophes, to increase the amount of protection we can provide our clients and as part of our overall risk management strategy. Our reinsurance business also purchases some retrocessional protection. A retrocessional reinsurance agreement allows a reinsurer to cede to another company all or part of the reinsurance that was originally assumed by the reinsurer. A reinsurer’s or retrocessionaire’s insolvency, or inability or unwillingness to make timely payments under the terms of its reinsurance agreement with us, could have an adverse effect on us because we remain liable to the insured. From time to time, market conditions have limited, and in some cases have prevented, insurers and reinsurers from obtaining the types and amounts of reinsurance or retrocessional reinsurance that they consider adequate for their business needs.

There is no guarantee our desired amounts of reinsurance or retrocessional reinsurance will be available in the marketplace in the future. In addition to capacity risk, the remaining capacity may not be on terms we deem appropriate or acceptable or with companies with whom we want to do business. Finally, we face some degree of counter-party risk whenever we purchase reinsurance or retrocessional reinsurance. Consequently, the insolvency, inability or unwillingness of any of our present or future reinsurers to make timely payments to us under the terms of our reinsurance or retrocessional agreements could have an adverse effect on us. At December 31, 2006, we had $14.6 billion of reinsurance recoverables, net of reserves for uncollectible recoverables.

As part of the restructuring of INA Financial Corporation and its subsidiaries that occurred in 1996, Insurance Company of North America (INA) was divided into two separate corporations: an active insurance company that retained the INA name and continued to write P&C business and an inactive run-off company, now called Century Indemnity Company (Century). The A&E exposures of substantially all of INA’s U.S. P&C companies, now our subsidiaries, were either allocated to Century (as a result of the restructuring) or reinsured to subsidiaries of Brandywine, primarily Century. Certain of our subsidiaries are primarily liable for A&E and other exposures they have reinsured to Century. As of December 31, 2006, the aggregate reinsurance balances ceded by our active subsidiaries to Century were $1.6 billion. Should Century experience adverse loss reserve development in the future and should Century be placed into rehabilitation or liquidation, the reinsurance recoverables due to Century’s affiliates would be payable only after the payment in full of certain expenses and liabilities, including administrative expenses and direct policy liabilities. Thus, the intercompany reinsurance recoverables would be at risk to the extent of the shortage of assets remaining to pay these recoverables. While we believe the intercompany reinsurance recoverables from Century are not impaired at this time, we cannot assure you that adverse development with respect to Century’s loss reserves will not result in Century’s insolvency, which could result in our recognizing a loss to the extent of any uncollectible reinsurance from Century. For further information regarding our reinsurance exposure to Century, refer to “Asbestos and Environmental and Other Run-Off Liabilities”, under Item 7.

Financial Strength Ratings

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

Loss of Key Executives

We could be adversely affected by the loss of one or more key executives or by an inability to attract and retain qualified personnel.

Our success depends on our ability to retain the services of our existing key executives and to attract and retain additional qualified personnel in the future. The loss of the services of any of our key executives or the inability to hire and retain other highly qualified personnel in the future could adversely affect our ability to conduct our business. We do not maintain key person life insurance policies with respect to our employees.

Many of our senior executives working in Bermuda, including our President and Chief Executive Officer, our Chief Financial Officer, our Chief Accounting Officer, our Chief Actuary and our General Counsel, are not Bermudian. Under Bermuda law, non-Bermudians (other than spouses of Bermudians and holders of permanent resident’s certificates) may not engage in any gainful occupation in Bermuda without an appropriate governmental work permit. Our success may depend in part on the continued services of key employees in Bermuda. A work permit may be granted or renewed upon showing that, after proper public advertisement, no Bermudian (or spouse of a Bermudian or holder of a permanent resident’s certificate) is available who meets the minimum standards reasonably required by the employer. The Bermuda government’s policy places a six-year term limit on individuals with work permits, subject to certain exemptions for key employees. A work permit may be issued with an expiry date that is one to five years later and no assurances can be given that any work permit will be issued or, if issued, renewed upon the expiration of the relevant term.

Reliance on Brokers

Since we depend on a few brokers for a large portion of our revenues, loss of business provided by any one of them could adversely affect us.

We market our insurance and reinsurance worldwide primarily through insurance and reinsurance brokers. Marsh, Inc. and its affiliates and Aon Corporation and its affiliates provided approximately 20 percent and 11 percent, respectively, of our gross premiums written in the year ended December 31, 2006. Loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our business.

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

Liquidity

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

Interest rates are highly sensitive to many factors, including monetary and fiscal policies, and domestic and international political conditions. Although we take measures to manage the risks of investing in a changing interest rate environment, we may not be able to effectively mitigate interest rate sensitivity. Our mitigation efforts include maintaining a high quality portfolio with a relatively short duration to reduce the effect of interest rate changes on book value. A significant increase in interest rates could have an adverse effect on our book value. Refer to “Quantitative and Qualitative Disclosures about Market Risk – Interest rate risk”, under Item 7A.

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

Exchange Rates

Our operating results may be adversely affected by currency fluctuations.

Our functional currency is the U.S. dollar. Many of our non-U.S. companies maintain both assets and liabilities in local currencies. Therefore, foreign exchange risk is generally limited to net assets denominated in those foreign currencies. Foreign exchange risk is reviewed as part of our risk management process. Locally required capital levels are invested in home currencies in order to satisfy regulatory requirements, and to support local insurance operations. The principal currencies creating foreign exchange risk are the British pound sterling, the Euro dollar and the Canadian dollar. For the year ended December 31, 2006, approximately nine percent of our net assets were denominated in foreign currencies. We may experience losses resulting from fluctuations in the values of non-U.S. currencies, which could adversely impact our results of operations and financial condition. Refer to “Quantitative and Qualitative Disclosures about Market Risk – Foreign currency exchange rate risk”, under Item 7A.

Regulatory and Other Governmental Developments

The regulatory regimes under which we operate, and potential changes thereto, could have an adverse effect on our business.

Our insurance and reinsurance subsidiaries conduct business globally including in all 50 states of the United States. Our businesses in each of these jurisdictions are subject to varying degrees of regulation and supervision. The laws and regulations of the jurisdictions in which our insurance and reinsurance subsidiaries are domiciled require, among other things, that these subsidiaries maintain minimum levels of statutory capital, surplus and liquidity, meet solvency standards and submit to periodic examinations of their financial condition. These laws and regulations also sometimes restrict payments of dividends and reductions of capital. These statutes, regulations and policies may also restrict the ability of these subsidiaries to write insurance and reinsurance policies, to make certain investments and to distribute funds. The purpose of insurance laws and regulations generally is to protect insureds and ceding insurance companies, not our shareholders. We may not be able to comply fully with, or obtain appropriate exemptions from, these statutes and regulations. Failure to comply with or to obtain appropriate authorizations and/or exemptions under any applicable laws could result in restrictions on our ability to do business or undertake activities that are regulated in one or more of the jurisdictions in which we conduct business and could subject us to fines and other sanctions. In addition, changes in the laws or regulations to which our insurance and reinsurance subsidiaries are subject could have an adverse effect on our business.

Current legal and regulatory activities relating to insurance brokers and agents, contingent commissions and certain finite-risk insurance products could adversely affect our business, results of operations and financial condition.

As described in greater detail in Note 12 to our Consolidated Financial Statements, ACE has received numerous regulatory inquiries, subpoenas, interrogatories, and civil investigative demands from regulatory authorities in connection with pending investigations of insurance industry practices. ACE is cooperating and will continue to cooperate with such inquiries. We cannot assure you that we will not receive any additional requests for information or subpoenas or what actions, if any, any of these governmental agencies will take as a result of these investigations. Additionally, at this time, we are unable to predict the potential effects, if any, that these actions may have upon the insurance and reinsurance markets and industry business practices or what, if any, changes may be made to laws and regulations regarding the industry and financial reporting. Any of the foregoing could adversely affect our business, results of operations and financial condition.

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

Company Structure

Our ability to pay dividends and to make payments on indebtedness may be constrained by our holding company structure.

ACE Limited is a holding company and does not have any significant operations or assets other than its ownership of the shares of its operating insurance and reinsurance subsidiaries. Dividends and other permitted distributions from our insurance subsidiaries are our primary source of funds to meet ongoing cash requirements, including any future debt service payments and other expenses, and to pay dividends to our shareholders. Some of our insurance subsidiaries are subject to significant regulatory restrictions limiting their ability to declare and pay dividends. The inability of our insurance subsidiaries to pay dividends in an amount sufficient to enable us to meet our cash requirements at the holding company level could have an adverse effect on our operations and our ability to pay dividends to our shareholders and/or meet our debt service obligations.

ACE Limited is a Cayman Islands company with headquarters in Bermuda; it may be difficult for you to enforce judgments against it or its directors and executive officers.

ACE Limited is incorporated pursuant to the laws of the Cayman Islands and our principal executive offices are located in Bermuda. In addition, certain of our directors and officers reside outside the United States, and all or a substantial portion of our assets and the assets of such persons are located in jurisdictions outside the United States. As such, it may be difficult or impossible to affect service of process within the United States upon those persons or to recover against us or them on judgments of U.S. courts, including judgments predicated upon civil liability provisions of the U.S. federal securities laws.

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

ACE has also been advised by Maples and Calder that there is no treaty in effect between the United States and the Cayman Islands providing for this enforcement, and there are grounds upon which Cayman Islands courts may not enforce judgments of United States courts. Some remedies available under the laws of United States jurisdictions, including some remedies available under the U.S. Federal securities laws, would not be allowed in Cayman Islands courts as these could be contrary to that nation’s public policy.

Insurance and Reinsurance Industry

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

Charter Documents and Applicable Law

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

We and certain of our U.K. subsidiaries are subject to the regulatory jurisdiction of the Council of Lloyd’s. Lloyd’s imposes an absolute prohibition on any person being a ten percent controller of a corporate member without first notifying Lloyd’s and receiving their consent. Because a person acquiring ten percent or more of our Ordinary Shares would indirectly control the same percentage of the stock of our subsidiary that is a Lloyd’s corporate member, the Lloyd’s restrictions on becoming a controller of a corporate member would likely apply to such a transaction.

Laws of other jurisdictions in which one or more of our existing subsidiaries are, or a future subsidiary may be, organized or domiciled may contain similar restrictions on the acquisition of control of ACE.

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

Taxation

We may become subject to taxes in Bermuda after March 28, 2016, which may have an adverse effect on our results of operations and your investment.

The Bermuda Minister of Finance, under the Exempted Undertakings Tax Protection Act 1966 of Bermuda, as amended, has given each of ACE Limited and its Bermuda insurance subsidiaries a written assurance that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax would not be applicable to those companies or any of their respective operations, shares, debentures or other obligations until March 28, 2016, except insofar as such tax would apply to persons ordinarily resident in Bermuda or is payable by us in respect of real property owned or leased by us in Bermuda. Given the limited duration of the Minister of Finance’s assurance, we cannot be certain that we will not be subject to any Bermuda tax after March 28, 2016.

We may become subject to taxes in the Cayman Islands after January 31, 2026, which may have an adverse effect on our results of operations and your investment.

Under current Cayman Islands law, we are not obligated to pay any taxes in the Cayman Islands on our income or gains. We have received an undertaking from the Governor in Cabinet of the Cayman Islands pursuant to the provisions of the Tax Concessions Law, as amended, that until January 31, 2026, (i) no subsequently enacted law imposing any tax on profits, income, gains or appreciation shall apply to us and (ii) no such tax and no tax in the nature of an estate duty or an inheritance tax shall be payable on any of our Ordinary Shares, debentures or other obligations. Under current law, no tax will be payable on the transfer or other disposition of our Ordinary Shares. The Cayman

Islands currently impose stamp duties on certain categories of documents; however, our current operations do not involve the payment of stamp duties in any material amount. The Cayman Islands also currently impose an annual corporate fee upon all exempted companies incorporated in the Cayman Islands. Given the limited duration of the undertaking from the Governor in Cabinet of the Cayman Islands, we cannot be certain that we will not be subject to any Cayman Islands tax after January 31, 2026.

ACE Limited and our Bermuda-based subsidiaries may become subject to U.S. tax, which may have an adverse effect on our results of operations and your investment.

ACE Limited, ACE Bermuda Insurance Ltd., ACE Tempest Life Reinsurance Ltd. and our other Bermuda-based insurance subsidiaries operate in a manner so that none of these companies should be subject to U.S. tax (other than U.S. excise tax on insurance and reinsurance premium income attributable to insuring or reinsuring U.S. risks and U.S. withholding tax on some types of U.S. source investment income), because none of these companies should be treated as engaged in a trade or business within the United States. However, because there is considerable uncertainty as to the activities that constitute being engaged in a trade or business within the United States, we cannot be certain that the Internal Revenue Service (IRS) will not contend successfully that any of ACE Limited or its Bermuda-based subsidiaries is/are engaged in a trade or business in the United States. If ACE Limited or any of its Bermuda-based subsidiaries were considered to be engaged in a trade or business in the United States, such entity could be subject to U.S. corporate income and additional branch profits taxes on the portion of its earnings effectively connected to such U.S. business, in which case its results of operations and your investment could be adversely affected.

If you acquire ten percent or more of ACE Limited’s shares, you may be subject to taxation under the “controlled foreign corporation” (the CFC) rules.

Under certain circumstances, a U.S. person who owns ten percent or more of the voting power of a foreign corporation that is a CFC (a foreign corporation in which ten percent U.S. shareholders own more than 50 percent of the voting power of a foreign corporation or more than 25 percent of a foreign insurance company) for an uninterrupted period of 30 days or more during a taxable year must include in gross income for U.S. federal income tax purposes such “10 percent U.S. Shareholder’s” pro rata share of the CFC’s “subpart F income,” even if the subpart F income is not distributed to such 10 percent U.S. Shareholder if such 10 percent U.S. Shareholder owns (directly or indirectly through foreign entities) any of our shares on the last day of our fiscal year. “Subpart F income” of a foreign insurance corporation typically includes foreign personal holding company income (such as interest, dividends and other types of passive income), as well as insurance and reinsurance income (including underwriting and investment income) attributable to the insurance of risks situated outside the CFC’s country of incorporation.

We believe that because of the dispersion of our share ownership, provisions in our organizational documents that limit voting power and other factors, no U.S. person or U.S. Partnership who acquires shares of ACE Limited directly or indirectly through one or more foreign entities should be required to include our “subpart F income” in income under the CFC rules of the Code. It is possible, however, that the IRS could challenge the effectiveness of these provisions and that a court could sustain such a challenge, in which case your investment could be adversely affected if you own ten percent or more of ACE Limited’s stock.

U.S. persons who hold shares may be subject to U.S. federal income taxation at ordinary income rates on their proportionate share of our Related Person Insurance Income (RPII).

If the RPII of any of our non-U.S. insurance subsidiaries (each a “Non-U.S. Insurance Subsidiary”) were to equal or exceed 20 percent of that company’s gross insurance income in any taxable year and direct or indirect insureds (and persons related to those insureds) own directly or indirectly through foreign entities 20 percent or more of the voting power or value of ACE Limited, then a U.S. person who owns any shares of ACE Limited (directly or indirectly through foreign entities) on the last day of the taxable year would be required to include in its income for U.S. federal income tax purposes such person’s pro rata share of such company’s RPII for the entire taxable year, determined as if such RPII were distributed proportionately only to U.S. persons at that date regardless of whether such income is distributed. In addition, any RPII that is includible in the income of a U.S. tax-exempt organization may be treated as unrelated business taxable income. We believe that the gross RPII of each Non-U.S. Insurance Subsidiary did not in prior years of operation and is not expected in the foreseeable future to equal or exceed 20 percent of each such company’s gross insurance income, and we do not expect the direct or indirect insureds of each Non-U.S. Insurance Subsidiary (and persons related to such insureds) to directly or indirectly own 20 percent or more of either the voting power or value of our shares, but we cannot be certain that this will be the case because some of the factors which determine the extent of RPII may be beyond our control. If these thresholds are met or exceeded, and if you are an affected U.S. person, your investment could be adversely affected.

U.S. persons who hold shares will be subject to adverse tax consequences if we are considered to be a Passive Foreign Investment Company (PFIC) for U.S. federal income tax purposes.

If ACE Limited is considered a PFIC for U.S. federal income tax purposes, a U.S. person who owns any shares of ACE Limited will be subject to adverse tax consequences, including subjecting the investor to a greater tax liability than might otherwise apply and subjecting the investor to tax on amounts in advance of when tax would otherwise be imposed, in which case your investment could be adversely affected. In addition, if ACE Limited were considered a PFIC, upon the death of any U.S. individual owning shares, such individual’s heirs or estate would not be entitled to a “step-up” in the basis of the shares which might otherwise be available under U.S. federal income tax laws. We believe that we are not, have not been, and currently do not expect to become, a PFIC for U.S. federal income tax purposes. We cannot assure you, however, that we will not be deemed a PFIC by the IRS. If we were considered a PFIC, it could have adverse tax consequences for an investor that is subject to U.S. federal income taxation. There are currently no regulations regarding the application of the PFIC provisions to an insurance company. New regulations or pronouncements interpreting or clarifying these rules may be forthcoming. We cannot predict what impact, if any, such guidance would have on an investor that is subject to U.S. federal income taxation.

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

Changes in U.S. federal income tax law could adversely affect an investment in our shares.

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

A number of multilateral organizations, including the European Union, the Organization for Economic Cooperation and Development (OECD), the Financial Action Task Force and the Financial Stability Forum (FSF) have, in recent years, identified some countries as not participating in adequate information exchange, engaging in harmful tax practices or not maintaining adequate controls to prevent corruption, such as money laundering activities. Recommendations to limit such harmful practices are under consideration by these organizations, and a report published on November 27, 2001 by the OECD at the behest of FSF titled “Behind the Corporate Veil: Using Corporate Entities for Illicit Purposes,” contains an extensive discussion of specific recommendations. The OECD has threatened non-member jurisdictions that do not agree to cooperate with the OECD with punitive sanctions by OECD member countries, though specific sanctions have yet to be adopted by OECD member countries. It is as yet unclear what these sanctions will be, who will adopt them and when or if they will be imposed. In an April 18, 2002 report, updated as of June 2004, Bermuda was not listed as an uncooperative tax haven jurisdiction by the OECD because it previously committed to eliminate harmful tax practices and to embrace international tax standards for transparency, exchange of information, and the elimination of regimes for financial and other services that attract businesses with no substantial domestic activity. We cannot assure you, however, that the action taken by Bermuda would be sufficient to preclude all effects of the measures or sanctions described above, which, if ultimately adopted, could adversely affect Bermuda companies such as us.

ITEM 1B.	Unresolved Staff Comments

There are currently no unresolved SEC staff comments regarding our periodic or current reports.

ITEM 2.	Properties

We maintain office facilities around the world including in North America, Bermuda, the U.K., Europe, Latin America, Asia and the Far East. Most of our office facilities are leased, although we own major facilities in Bermuda and Philadelphia. Management considers its office facilities suitable and adequate for the current level of operations.

ITEM 3.	Legal Proceedings

Our insurance subsidiaries are subject to claims litigation involving disputed interpretations of policy coverages and, in some jurisdictions, direct actions by allegedly-injured persons seeking damages from policyholders. These lawsuits, involving claims on policies issued by our subsidiaries which are typical to the insurance industry in general and in the normal course of business, are considered in our loss and loss expense reserves which are discussed in the P&C loss reserves discussion. In addition to claims litigation, we and our subsidiaries are subject to lawsuits and regulatory actions in the normal course of business that do not arise from or directly relate to claims on insurance policies. This category of business litigation typically involves, among other things, allegations of underwriting errors or misconduct, employment claims, regulatory activity or disputes arising from our business ventures.

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

More information relating to legal proceedings is set forth in Note 12 to the Consolidated Financial Statements, under Item 8.

ITEM 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE COMPANY

The table below sets forth the names, ages, positions and business experience of the executive officers of ACE Limited.

Name	Age	Position
Evan G. Greenberg	52	President, Chief Executive Officer and Director
John W. Keogh	42	Chief Executive Officer, ACE Overseas General
Brian E. Dowd	44	Chief Executive Officer, Insurance – North American
Philip V. Bancroft	47	Chief Financial Officer
Robert F. Cusumano	50	General Counsel and Secretary
Paul B. Medini	49	Chief Accounting Officer

Evan G. Greenberg has been a director of ACE since August 2002. Mr. Greenberg was appointed to the position of President and Chief Executive Officer of ACE in May 2004. Mr. Greenberg was appointed President and Chief Operating Officer of ACE in June 2003. In April 2002, Mr. Greenberg was appointed to the position of Chief Executive Officer of ACE Overseas General. Mr. Greenberg joined ACE as Vice Chairman, ACE Limited, and Chief Executive Officer of ACE Tempest Re in November 2001. Prior to joining ACE, Mr. Greenberg was most recently President and Chief Operating Officer of American International Group (AIG), a position he held from 1997 until 2000.

John W. Keogh joined ACE as Chief Executive Officer of ACE Overseas General in April 2006. Prior to joining ACE, Mr. Keogh served as Senior Vice President, Domestic General Insurance of AIG, and President and Chief Executive

Officer of National Union Fire Insurance Company, AIG’s member company that specializes in D&O and fiduciary liability coverages. Mr. Keogh joined AIG in 1986, and he had served in a number of senior positions there, including as Executive Vice President of AIG’s Domestic Brokerage Group, and as President and Chief Operating Officer of AIG’s Lexington Insurance Company unit.

Brian E. Dowd was appointed Chief Executive Officer of Insurance – North American in May 2006. In January 2005, Mr. Dowd was named Chairman and Chief Executive Officer of ACE USA, Chairman of ACE Westchester Specialty and President of ACE INA Holdings Inc. From 2002 until 2005, Mr. Dowd was President and Chief Executive Officer of ACE Westchester Specialty. In January 2004, he was elected to the position of Office of the Chairman of ACE INA Holdings Inc. – a position which Mr. Dowd currently holds along with that of President. Mr. Dowd served as Executive Vice President, ACE USA Property Division from 1999 through 2001 when he was appointed President, ACE Specialty P&C Group. Mr. Dowd joined ACE in 1995.

Philip V. Bancroft was appointed Chief Financial Officer of ACE in January 2002. For nearly twenty years, Mr. Bancroft worked for PricewaterhouseCoopers LLP. Prior to joining ACE, he served as partner-in-charge of the New York Regional Insurance Practice. Mr. Bancroft had been a partner with PricewaterhouseCoopers LLP for ten years.

Robert F. Cusumano was appointed General Counsel and Secretary of ACE in March 2005. Mr. Cusumano joined ACE from the international law firm of Debevoise & Plimpton LLP, where he was a partner and a member of the firm’s Litigation Department from 2003 to 2005. From 1990 to 2003, Mr. Cusumano was a partner with the law firm of Simpson Thatcher and Bartlett.

Paul B. Medini was appointed Chief Accounting Officer of ACE in October 2003. For twenty-two years, Mr. Medini worked for PricewaterhouseCoopers LLP. Prior to joining ACE, he served as a partner in their insurance industry practice.

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

(a) Our Ordinary Shares, par value $0.041666667 per share, have been listed on the New York Stock Exchange since March 25, 1993.

The following table sets forth the high and low closing sales prices of our Ordinary Shares per fiscal quarters, as reported on the New York Stock Exchange Composite Tape for the periods indicated:

	2006		2005
	High	Low	High	Low
Quarter ending March 31	$56.66	$52.01	$47.25	$41.27
Quarter ending June 30	$55.54	$48.18	$45.90	$38.70
Quarter ending September 30	$55.98	$48.99	$47.31	$43.48
Quarter ending December 31	$61.16	$54.09	$56.57	$45.58

The last reported sale price of the Ordinary Shares on the New York Stock Exchange Composite Tape on February 26, 2007 was $57.21.

(b) The approximate number of record holders of Ordinary Shares as of February 26, 2007 was 2,362.

(c) The following table represents dividends paid per share to shareholders of record on each of the following dates:

Shareholders of Record as of:		Shareholders of Record as of:
March 31, 2006	$0.23	March 31, 2005	$0.21
June 30, 2006	$0.25	June 30, 2005	$0.23
September 30, 2006	$0.25	September 30, 2005	$0.23
December 31, 2006	$0.25	December 31, 2005	$0.23

ACE Limited is a holding company whose principal source of income is investment income and dividends from its operating subsidiaries. The ability of the operating subsidiaries to pay dividends to us and our ability to pay dividends to our shareholders are each subject to legal and regulatory restrictions. The declaration and payment of future dividends will be at the discretion of the Board of Directors and will be dependent upon the profits and financial requirements of ACE and other factors, including legal restrictions on the payment of dividends and such other factors as the Board of Directors deems relevant. Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

(d) The following table provides information with respect to purchases by the Company of its Ordinary Shares during the three months ended December 31, 2006:

Issuer’s Purchases of Equity Securities

Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan**	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan*
October 1, 2006 through October 31, 2006	3,321	$55.39	—	$250 million
November 1, 2006 through November 30, 2006	6,377	$57.34	—	$250 million
December 1, 2006 through December 31, 2006	4,936	$56.38	—	$250 million
Total	14,634			$250 million

* For the three months ended December 31, 2006, this column includes the surrender to the Company of 9,103 Ordinary Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees and the surrender to the Company of 5,531 Ordinary Shares to satisfy the option cost on stock options exercised.

** As part of ACE’s capital management program, in November 2001, the Company’s Board of Directors authorized the repurchase of any ACE issued debt or capital securities including Ordinary Shares, up to $250 million. At December 31, 2006, this authorization had not been utilized.

(e) Set forth below is a line graph comparing the dollar change in the cumulative total shareholder return on the Company’s Ordinary Shares from December 31, 2001 through December 31, 2006 as compared to the cumulative total return of the Standard & Poor’s 500 Stock Index and the cumulative total return of the Standard & Poor’s Property-Casualty Insurance Index. The chart depicts the value on December 31, 2002, 2003, 2004, 2005 and 2006 of a $100 investment made on December 31, 2001, with all dividends reinvested.

	12/31/2001	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006
ACE Limited	$100	$75	$108	$113	$144	$167
S&P 500 Index	$100	$78	$100	$111	$117	$136
S&P 500 P&C Index	$100	$89	$112	$124	$143	$161

ITEM 6.	Selected Financial Data

The following table sets forth selected consolidated financial data of the Company as of and for the years ended December 31, 2006, 2005, 2004, 2003, and 2002. These selected financial and other data should be read in conjunction with the Consolidated Financial Statements and related notes and with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

For the years ended December 31, (in millions of U.S. dollars, except share, per share data and selected data)	2006	2005	2004	2003	2002
Operations data:
Net premiums earned	$11,825	$11,748	$11,110	$9,727	$6,904
Net investment income	1,601	1,264	1,013	900	812
Net realized gains (losses)	(98)	76	197	265	(489)
Losses and loss expenses	7,070	8,571	7,690	6,167	4,973
Life and annuity benefits	123	143	175	182	158
Policy acquisition costs and administrative expenses	3,171	2,924	2,824	2,539	1,879
Interest expense	176	174	183	177	193
Other (income) expense	(35)	(25)	9	34	36
Income tax expense (benefit)	522	273	286	311	(112)
Income before cumulative effect	2,301	1,028	1,153	1,482	100
Cumulative effect of a change in accounting principle (net of income tax)	4	–	–	–	–
Net income	2,305	1,028	1,153	1,482	100
Dividends on Preferred Shares	(45)	(45)	(45)	(26)	–
Dividends on Mezzanine equity	–	–	–	(10)	(26)
Net income available to holders of Ordinary Shares	$2,260	$983	$1,108	$1,446	$74
Diluted earnings per share before cumulative effect of a change in accounting principle(1)	$6.90	$3.31	$3.88	$5.25	$0.27
Diluted earnings per share(1)	$6.91	$3.31	$3.88	$5.25	$0.27
Balance sheet data (at end of period):
Total investments	$36,601	$31,842	$26,925	$22,555	$17,555
Cash	565	512	498	559	661
Total assets	67,135	62,440	56,183	49,317	43,874
Net unpaid losses and loss expenses	22,008	20,458	17,517	14,674	11,988
Net future policy benefits for life and annuity contracts	508	510	494	477	433
Long-term debt	1,560	1,811	1,849	1,349	1,749
Trust preferred securities	309	309	412	475	475
Total liabilities	52,857	50,628	46,338	40,494	37,292
Mezzanine equity	–	–	–	–	311
Shareholders’ equity	14,278	11,812	9,845	8,823	6,271
Book value per share	$42.03	$34.81	$32.65	$29.53	$23.87
Selected data
Loss and loss expense ratio(2)	61.2%	74.5%	70.7%	64.6%	73.7%
Underwriting and administrative expense ratio(3)	26.9%	25.0%	25.6%	26.4%	27.5%
Combined ratio(4)	88.1%	99.5%	96.3%	91.0%	101.2%
Net loss reserves to capital and surplus ratio(5)	157.7%	177.5%	182.9%	171.7%	198.1%
Weighted average shares outstanding – diluted	327,232,022	297,299,883	285,485,472	275,655,969	269,870,023
Cash dividends per share	$0.98	$0.90	$0.82	$0.74	$0.66

(1) Diluted earnings per share is calculated by dividing net income available to holders of Ordinary Shares by weighted average shares outstanding – diluted.

(2) The loss and loss expense ratio is calculated by dividing the losses and loss expenses by net premiums earned excluding life insurance and reinsurance premiums. Net premiums earned for life insurance and reinsurance were $274 million, $248 million, $226 million, $187 million, and $158 million for the years ended December 31, 2006, 2005, 2004, 2003 and 2002, respectively.

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

The following is a discussion of our results of operations, financial condition, and liquidity and capital resources as of and for the year ended December 31, 2006. This discussion should be read in conjunction with our Consolidated Financial Statements and related notes presented on pages F-1 to F-72 of this Form 10-K.

Overview

ACE Limited (ACE) is a Bermuda-based holding company incorporated with limited liability under the Cayman Islands Companies Law. ACE and its direct and indirect subsidiaries are a global property and casualty insurance and reinsurance organization, servicing the insurance needs of commercial and individual customers in more than 140 countries and jurisdictions. Our product and geographic diversification differentiates us from the vast majority of our competitors and has been a source of stability during periods of industry volatility. Our long-term business strategy focuses on sustained growth in book value achieved through a combination of underwriting and investment income. By doing so, we provide value to our clients and shareholders through the utilization of our substantial capital base in the insurance and reinsurance markets.

Our senior management team is well-seasoned in the insurance industry and its attention to operational efficiency, maintaining balance sheet strength, and enforcing strong underwriting and financial discipline across the whole organization has laid the foundation for sustained earnings and book value growth. We are organized along a profit center structure by line of business and territory that does not necessarily correspond to corporate legal entities. Profit centers can access various legal entities, subject to licensing and other regulatory rules. Profit centers are expected to generate an underwriting income and appropriate risk-adjusted returns. This corporate structure has facilitated the development of management talent by giving each profit center's senior management team the necessary autonomy within underwriting authorities to make operating decisions and create products and coverages needed by its target customer base. We are an underwriting organization and senior management is focused on delivering underwriting profit. We strive to achieve underwriting income by only writing policies which we believe adequately compensate us for the risk we accept. We will not sacrifice underwriting income for growth. Distinction in service is an additional area of focus and a means to set us apart from our competition.

As an insurance and reinsurance company, we generate gross revenues from two principal sources: premiums and investment income. Cash flow is generated from premiums collected and investment income received less paid losses and loss expenses, policy acquisition costs and administrative expenses. Invested assets are generally held in liquid, investment grade fixed income securities of relatively short duration. We invest in equity securities in the U.S. and international markets. A small portion of our assets are held in less liquid or higher risk assets in an attempt to achieve higher risk-adjusted returns. Claims payments in any short-term period are highly unpredictable due to the random nature of loss events and the timing of claims awards or settlements. The value of investments held to pay future claims is subject to market forces such as the level of interest rates, stock market volatility and credit events such as corporate defaults. The actual cost of claims is also volatile based on loss trends, inflation rates, court awards and catastrophes. We believe that our cash balances, our highly liquid investments, credit facilities and reinsurance protection provide sufficient liquidity to meet any unforeseen claim demands that might occur in the year ahead.

The insurance industry is highly competitive, with many companies offering similar coverage. The rates, terms and conditions related to the products we offer have historically changed depending on the timing of the insurance cycle. During periods of excess underwriting capacity, as defined by availability of capital, competition can result in lower pricing and less favorable terms and conditions. During periods of reduced underwriting capacity, pricing and terms and conditions are generally more favorable.

Industry losses from natural catastrophes were comparatively low in 2006. During 2005 and 2004, the insurance industry experienced unprecedented natural catastrophe losses primarily from severe hurricane activity. We incurred net pre-tax catastrophe losses of $17 million in 2006, compared with $1.3 billion and $510 million in 2005 and 2004, respectively. We believe that major hurricanes like Hurricane Katrina will increase in frequency and have adjusted the models we use to measure catastrophe risk to reflect this, which in turn led to an adjustment in the prices we charge. We also enacted a series of internal risk management activities as set forth by our Enterprise Risk Management Committee to temper the amount of catastrophe risk we will assume. In the U.S., state governments’ responsibility to approve rates insurers charge for certain catastrophe coverages is undermined by populist political pressure to disallow rate increases, thereby distorting the true economic costs that should be borne by those living and working in catastrophe-prone areas and forcing insurers to exit markets or restrict coverage.

Insurance Industry Investigations and Related Matters

Information on the insurance industry investigations and related matters is set forth in Note 12 f) to our Consolidated Financial Statements.

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

• unpaid loss and loss expense reserves, including asbestos and environmental reserves (A&E);

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

Unpaid losses and loss expenses

As an insurance and reinsurance company, we are required, by applicable laws and regulations and U.S. GAAP, to establish loss and loss expense reserves for the estimated unpaid portion of the ultimate liability for losses and loss expenses under the terms of our policies and agreements with our insured and reinsured customers. The estimate of the liabilities includes provision for claims that have been reported but unpaid at the balance sheet date (case reserves) and for future obligations from claims that have been incurred but not reported (IBNR) at the balance sheet date (IBNR may also include a provision for additional development on reported claims in instances where the case reserve is viewed to be insufficient). The loss reserve also includes an estimate of expenses associated with processing and settling these unpaid claims (loss expenses). At December 31, 2006, our unpaid loss and loss expense reserves were $35.5 billion. With the exception of certain structured settlements, for which the timing and amount of future claim payments are reliably determinable, our loss reserves are not discounted for time value. In connection with such structured settlements, we carry reserves of $118 million (net of discount).

The table below presents a roll-forward of our unpaid losses and loss expenses for the indicated periods.

(in millions of U.S. dollars)	Gross Losses	Reinsurance Recoverable	Net Losses
Balance at December 31, 2004	$31,483	$13,966	$17,517
Losses and loss expenses incurred	13,319	4,748	8,571
Losses and loss expenses paid	(8,745)	(3,376)	(5,369)
Other (including foreign exchange revaluation)	(1,002)	(741)	(261)
Balance at December 31, 2005	35,055	14,597	20,458
Losses and loss expenses incurred	9,902	2,832	7,070
Losses and loss expenses paid	(9,230)	(3,771)	(5,459)
Sale of certain run-off reinsurance subsidiaries	(789)	(317)	(472)
Other (including foreign exchange revaluation)	579	168	411
Balance at December 31, 2006	$35,517	$13,509	$22,008

The process of establishing loss reserves for property and casualty claims can be complex and is subject to considerable variability as it requires the use of informed estimates and judgments based on circumstances known at the date of accrual. The following table shows our total reserves segregated between case reserves and IBNR reserves at December 31, 2006 and 2005.

	December 31, 2006			December 31, 2005
(in millions of U.S. dollars)	Gross	Ceded	Net	Gross	Ceded	Net
Case reserves	$15,592	$6,135	$9,457	$15,422	$5,889	$9,533
IBNR	19,925	7,374	12,551	19,633	8,708	10,925
Total	$35,517	$13,509	$22,008	$35,055	$14,597	$20,458

The following table segregates the loss reserves by components including property and all other, casualty and personal accident (A&H) at December 31, 2006 and 2005. In the table below, loss expenses are defined to include unallocated loss adjustment expenses and allocated loss adjustment expenses. For certain lines, in particular ACE International products, loss adjustment expenses are included in IBNR and not broken out separately.

	December 31, 2006			December 31, 2005
(in millions of U.S. dollars)	Gross	Ceded	Net	Gross	Ceded	Net
Property and all other
Case reserves	$3,137	$1,306	$1,831	$2,961	$952	$2,009
Loss expenses	167	34	133	157	23	134
IBNR	2,509	979	1,530	3,120	1,701	1,419
Subtotal	5,813	2,319	3,494	6,238	2,676	3,562
Casualty
Case reserves	8,889	3,255	5,634	9,581	3,697	5,884
Loss expenses	3,023	1,469	1,554	2,368	1,152	1,216
IBNR	16,926	6,268	10,658	16,054	6,814	9,240
Subtotal	28,838	10,992	17,846	28,003	11,663	16,340
A&H
Case reserves	351	69	282	335	65	270
Loss expenses	25	2	23	20	—	20
IBNR	490	127	363	459	193	266
Subtotal	866	198	668	814	258	556
Total
Case reserves	12,377	4,630	7,747	12,877	4,714	8,163
Loss expenses	3,215	1,505	1,710	2,545	1,175	1,370
IBNR	19,925	7,374	12,551	19,633	8,708	10,925
Total	$35,517	$13,509	$22,008	$35,055	$14,597	$20,458

The judgments used to estimate unpaid loss and loss expense reserves require different considerations depending upon the individual circumstances underlying the insured loss. For example, the reserves established for an excess casualty claim, asbestos and environmental claims, losses from major catastrophic events or the IBNR for product lines will each require different assumptions and judgments to be made. Necessary judgments are based on numerous factors, and may be revised as additional experience and other data become available and are reviewed, as new or improved methodologies are developed or as current laws change. Hence, ultimate loss payments will differ from the estimate of the ultimate liability made at the balance sheet date. Changes to our previous estimates of prior year loss reserves can impact the reported calendar year underwriting results by worsening our reported results if the prior year reserves prove to be deficient or improving our reported results if the prior year reserves prove to be redundant. The potential for variation in loss reserves is impacted by numerous factors, which we explain below.

We establish loss and loss expense reserves to cover our liabilities from claims for all of the insurance and reinsurance business that we write. For those claims reported by insureds or ceding companies to the Company prior to the balance sheet date, case reserves are established by claims personnel as appropriate based on the circumstances of the claim(s), standard claim handling practices and professional judgment. In respect of those claims that have been incurred but not reported prior to the balance sheet date, there is by definition limited actual information to form the reserve estimate and reliance is placed upon historical loss experience and actuarial methods to project the ultimate loss obligations and the corresponding amount of IBNR. Furthermore, for our assumed reinsurance operation, Global Reinsurance, an additional case reserve may sometimes be established above the amount notified by the ceding company if the notified case reserve is judged to be insufficient by Global Reinsurance’s claims department (refer to “Assumed Reinsurance”, below).

We have actuarial staff within each of our operating segments who analyze loss reserves and regularly project estimates of ultimate losses and the required IBNR reserve. IBNR reserve estimates are generally calculated by first projecting the ultimate amount of expected claims for a product line and subtracting paid losses and case reserves for reported claims. The judgments involved in projecting the ultimate losses may involve the use and interpretation of various actuarial projection methods as well as more qualitative factors that may impact the ultimate value of the losses such as actual loss experience, loss development patterns, and industry data. In addition, since standard actuarial projection methods place reliance on the extrapolation of historical data and patterns, the estimate of the IBNR reserve also requires judgment by actuaries and management to consider the impact from more contemporary and subjective factors. Amongst some of the factors that might be considered are changes in business mix or volume, changes in ceded reinsurance structures, reported and projected loss trends, inflation, legal environment and the terms and conditions of the contracts sold to our insured parties.

Typically for each product line, one or more standard actuarial reserving methods may be used to estimate ultimate losses and loss expenses and from these estimates a single point estimate is selected. Exceptions to the use of standard actuarial projection methods occur for individual claims of significance that require complex legal, claims and actuarial analysis and judgment (for example, A&E account projections or high excess casualty accounts in litigation). In addition, claims arising from catastrophic events require evaluation based upon our exposure at the time of the event and the circumstances of the catastrophe and its post-event impact that do not utilize standard actuarial loss projection methods.

The standard actuarial reserving methods may include, but are not necessarily limited to, paid and reported loss development, expected loss ratio and Bornhuetter-Ferguson methods. A general description of these methods is provided below. In addition, we may use other recognized actuarial methods and approaches depending upon the product line characteristics and available data. The historical loss and premium data required for these projections should be sufficiently homogenous such that the projections of future loss emergence from historical loss development patterns are representative of the underlying business. For example, to improve data homogeneity, we may group product line data further by similar risk attribute (for example, geography, coverage such as property versus liability exposure or origin year), project losses for these homogenous groups and then combine these results to provide the overall product line estimate. The premium and loss data is aggregated by origin year (e.g., the year in which the losses were incurred or “accident year”) and annual or quarterly periods subsequent to the origin year. Implicit in the standard accepted actuarial methodologies that we generally utilize is the need for two fundamental assumptions: first, the expected loss ratio for each origin year (i.e., accident, report or underwriting) and second, the pattern in which losses are expected to emerge over time for each origin year.

The expected loss ratio for any particular origin year is selected giving consideration to a number of potential factors including historical loss ratios adjusted for intervening premium and loss trends, industry benchmarks, the results of policy level loss modeling at the time of underwriting and other more subjective considerations of the product line and external environment as noted above. For the more recent origin years, the expected loss ratio for a given origin year is established at the start of the origin year as part of the planning process, this analysis is performed in conjunction with underwriters and management. The expected loss ratio method arrives at an ultimate loss estimate by taking this estimate of the initial expected ultimate loss ratio and multiplying by the corresponding premium base. This method is most commonly used for immature origin periods on product lines where the actual paid or reported loss experience is not yet credible enough to override our initial expectations of the ultimate loss ratio. In addition, the expected loss ratio may be modified should underlying assumptions such as loss trend or premium rate changes differ from the original assumptions, even if no credible loss experience has emerged.

Our assumed paid and reported development patterns provide a benchmark against which the actual emerging loss experience can be monitored. Where possible, development patterns are selected based on historical loss emergence by origin year with appropriate allowance for changes in business mix, claims handling process or ceded reinsurance that are likely to lead to a discernible difference between the rate of historical and future loss emergence. For product lines where the historical data is viewed to have low statistical credibility, the selected development patterns will also reflect relevant industry benchmarks and/or experience from similar product lines written elsewhere in the Company. This typically arises for product lines that are relatively immature or high severity/low frequency portfolios and for which our historical experience exhibits considerable volatility and/or lacks credibility. The paid and reported loss development methods convert the assumed loss emergence pattern to a set of multiplicative factors which are then applied to actual paid or reported losses to arrive at an estimate of ultimate losses for each period. Due to their multiplicative nature, the paid and reported loss development methods magnify deviations between actual and expected loss emergence. Therefore, these methods tend to be favored for more mature origin periods and for those portfolios where the loss emergence has been relatively consistent over time.

The Bornhuetter-Ferguson method is essentially a combination of the expected loss ratio method and the loss development method, under which the loss development method is given more weight as the origin year matures. This approach allows a logical transition between the expected loss ratio method which is generally utilized at earlier maturities and the loss development methods which are favored at latter maturities. We usually apply this method using reported loss data.

The applicability of reserve methods will also be determined by the attachment point of the policy or contract with the insured or ceding company. In the case of low attachment points typical of primary or working layer reinsurance, the experience will tend to be more frequency driven. These product types allow for the standard actuarial methods to be used in determining loss reserve levels, as it is often customary to have the appropriate historical record and volume of claims experience to rely upon. In the case of high attachment points typical of excess or excess of loss reinsurance, the experience will tend to be severity driven, as only a loss of significant size will enter the layer. For structured or unique contracts, most common to the financial solutions business and, to a lesser extent, our reinsurance business, the standard actuarial methods need to be tempered with an analysis of each contract’s terms, original pricing information, subsequent internal and external analyses of the ongoing contracts, market exposures and history, and qualitative input from claims managers.

Our recorded reserves represent management’s best estimate of the provision for future unpaid claims. Each product line has an actuarial reserve review performed and a provisional best estimate is established at the review’s conclusion. The process to select the provisional best estimate, when more than one estimate is available, may differ across product lines. However, the objective of such a process is to determine a single best estimate that we believe represents a better estimate than any other. Such an estimate is viewed to support the most likely outcome of ultimate loss settlements and is determined based on several factors including, but not limited to:

• segmentation of data to provide sufficient homogeneity and credibility for loss projection methods;

• extent of internal historical loss data, and industry where required;

• historical variability of loss estimates compared with actual loss experience; and

• nature and extent of underlying assumptions.

Depending on the facts and circumstances of each product line, the determination of a single best estimate may be accomplished by selecting a single point estimate when one estimate is determined to reflect a “better” estimate than the other point estimates or using a probability weighted average approach when more than one estimate is viewed to be reasonable. For example, an actuary may base the selected estimate on loss projections developed using an incurred loss development approach instead of a paid loss development approach as the best estimate when reported losses are viewed to be a more credible indication of the ultimate loss compared with paid losses. The availability of estimates by different projection techniques will depend upon the product line, the underwriting circumstances and the maturity of the loss emergence. For a well-established product line with sufficient volume and history, the selected best estimate may be drawn from a weighting of paid and reported loss development and/or Bornhuetter-Ferguson methods. However, for a new long-tailed product line with limited Company data and experience, the emerging loss experience will unlikely have sufficient stability to allow selection of loss development or Bornhuetter-Ferguson methods and reliance will be placed upon the initial expected loss ratio method as the selected best estimate until the experience matures. The actuaries’ evaluation process to determine a best estimate involves collaboration with underwriting, claims, legal and finance departments and culminates with the input of reserve committees. Each business unit reserve committee includes the participation of the relevant parties from actuarial, finance, claims and executive management and has the responsibility for finalizing and approving the point estimate to be used as our best estimate. Reserves are further reviewed by ACE’s Chief Actuary and senior management. Management does not build in any specific provision for uncertainty in addition to the actuaries’ best estimate in establishing reserves.

We do not calculate a range of loss reserve estimates for our individual loss reserve studies. In particular, ranges are not necessarily a true reflection of the potential volatility between loss reserves estimated at the balance sheet date and the ultimate settlement value of losses. This is due to the fact that an actuarial range is developed based on known events as of the valuation date whereas actual volatility or prior period development has historically been reported in subsequent Consolidated Financial Statements, in part from events and circumstances that were unknown as of the original valuation date. While we believe that our recorded reserves are reasonable and represent management’s best estimate for each individual study as of the current valuation date, future changes to our view of the ultimate liabilities are possible. If the past is any indication of the future and using recent actual claims emergence excluding A&E, we estimate that our carried loss reserves at December 31, 2006, are unlikely to differ from the ultimate settlement of these liabilities by more than ten percent of the currently recorded amounts, either positively or negatively. Historically, including A&E reserve charges, our reserves have developed in excess of ten percent of recorded amounts. Refer to “Analysis of Losses and Loss Expense Development”, under Item 1 for a summary of historical volatility between estimated loss reserves and ultimate loss settlements.

We perform internal loss reserve studies for all product lines at least once a year; the timing of such studies varies throughout the year. External loss reserve studies are performed periodically and compared to our internal results. Additionally, for each product line, we review each quarter the emergence of actual losses relative to expectations used in reserving. If warranted from findings in loss emergence tests, we will accelerate the timing of our product line reserve studies.

The time period between the date of loss occurrence and the final payment date of the ensuing claim(s) is referred to as the “claim-tail”. The following is a discussion of specific reserving considerations for both short-tail and long-tail product lines. In this section we reference the nature of recent prior period development to give a high-level understanding of how these considerations translate through the reserving process into financial decisions. Refer to “Segment Operating Results” for more information on prior period development.

Short-tail business

Short-tail business describes product lines for which losses are usually known and paid shortly after the loss actually occurs. This would include, for example, most property, personal accident, aviation hull and automobile physical damage policies that are written. Due to the short reporting development pattern for these product lines, our estimate of ultimate losses from any particular accident period responds quickly to the latest loss data. We will typically assign credibility to methods that incorporate actual loss emergence, such as the paid and reported loss development and Bornhuetter-Ferguson methods, sooner than would be the case for long-tail lines at a similar stage of development from the origin year. The reserving process for short-tail losses arising from catastrophic events typically involves the determination by the claims department, in conjunction with underwriters and actuaries, of our exposure and likely losses immediately following an event and the subsequent regular refinement of those losses as our insureds provide updated actual loss information.

For short-tail lines, the bulk of prior period development movements made in the 2006 calendar year related to the 2005 accident year. Specifically, the Insurance-North American and Global Reinsurance segments experienced adverse development related to 2005 catastrophes and the Insurance-Overseas General segment experienced favorable development due to lower than anticipated loss emergence during 2006. In both instances, these prior period movements were primarily the result of changes to the ultimate loss estimates for the 2005 accident year to better reflect the latest reported loss data rather than any changes to underlying actuarial assumptions.

Long-tail business

Long-tail business describes lines of business for which specific losses may not be known for some period and claims can take significant time to emerge. This includes most casualty lines such as general liability, directors and officers liability (D&O) and workers’ compensation. There are many factors contributing to the uncertainty and volatility of long-tail business. Among these are:

• Given the recent expansion of this business, our historical loss data and experience is often too immature to place reliance upon for reserving purposes. Instead, particularly for newer lines of business, reserve methods are based on industry loss ratios or industry benchmark development patterns that are anticipated to reflect the nature and coverage of the underwritten business and its future development. For new or growing lines of business, actual loss experience is apt to differ from industry loss statistics that are based on averages as well as loss experience of previous underwriting years;

• The inherent uncertainty of the estimated duration of the paid and reporting loss development patterns beyond the historical record requires that professional judgment be used in the determination of the length of the patterns based on the historical data and other information;

• The inherent uncertainty of assuming historical paid and reporting loss development patterns on older origin years will be representative of subsequent loss emergence on newer origin years. For example, changes in establishing case reserves can distort reported loss development patterns or changes in ceded reinsurance structures by origin year can distort the development of paid and reported losses;

• The possibility of future litigation, legislative or judicial change that might impact future loss experience relative to prior loss experience relied upon in loss reserve analyses;

• Loss reserve analyses typically require loss or other data be grouped by common characteristics in some manner. If data from two combined lines of business exhibit different characteristics, such as loss payment patterns, the credibility of the reserve estimate could be affected. Additionally, since casualty lines of business can have significant intricacies in the terms and conditions afforded to the insured, there is an inherent risk as to the homogeneity of the underlying data used in performing reserve analyses.

• The applicability of the price change data used to estimate ultimate loss ratios for most recent origin years.

In contrast to short-tail lines, the prior period development in 2006 for long-tail lines of business arose across a number of accident years in the Insurance – North American and Insurance – Overseas General segments, typically more removed from the recent accident years. The movements were generally the result of actual loss emergence within the 2006 calendar year that differed materially from the expected loss emergence and these deviations were significant enough in certain product lines to warrant revising the projections. However, for a number of long-tail portfolios, to the extent that actual loss emergence in calendar year 2006 differed from our expectation in the more recent origin years, the deviation was not seen as sufficiently credible to alter either our ultimate loss selections or the set of actuarial assumptions underlying the reserving review for that particular portfolio. Such judgments were made with due consideration to the factors impacting reserve uncertainty as discussed above.

We continually evaluate our reserve estimates taking into account current information. We estimate the ultimate loss amounts by projecting losses as of the valuation date using loss development patterns derived from historical data. In addition, a tail factor is applied to the projected loss amount to reflect further potential development beyond the period of historical record. While we believe our reserve for unpaid losses and loss expenses at December 31, 2006, is adequate, new information or trends, such as judicial action broadening the scope of coverage or expanding liability, may lead to future developments in ultimate losses and loss expenses significantly greater or less than the reserve provided, which could have a material adverse effect on future operating results. Particularly significant variables for which a change in assumption could have a material effect on unpaid losses and loss expenses include, but are not limited to, the items discussed above. As noted previously, our best estimate of required loss reserves for most portfolios is judgmentally selected for each origin year after considering the results from any number of reserving methodologies rather than being a purely mechanical process. Therefore, it is difficult to convey, in a simple and quantitative manner, the impact that a change to a single assumption will have on our best estimate. In the examples shown below, we attempt to give an indication of the potential impact by isolating a single change for a specific reserving method that would be pertinent in establishing the best estimate for the product line described. We consider each of the following sensitivity analyses to represent a reasonably likely deviation in the underlying assumption.

Insurance – North American

Given the long reporting and paid development pattern, the tail factors used to project actual current losses to ultimate losses for claims covered by our inactive middle market workers’ compensation business requires considerable judgment that could be material to consolidated loss and loss expense reserves. Specifically, when applying the paid loss development method, a one percent change in the tail factor (i.e., 1.04 changed to either 1.05 or 1.03) would cause a change of approximately $50 million, either positively or negatively, for the projected net loss and loss expense reserves. This is relative to recorded net loss and loss expense reserves of approximately $300 million.

Our ACE Bermuda operations write predominantly high excess liability coverage on an occurrence-first-reported basis (typically with attachment points in excess of $300 million and limits of $100 million gross or less) and D&O and other professional-liability coverage on a claims-made basis (typically with attachment points in excess of $100 million and limits of $50 million gross or less). Claims development for this business can vary significantly for individual claims and historically could vary by as much as $50 million per claim for professional liability and $100 million per claim for excess liability depending on the nature of the loss.

Insurance – Overseas General

Certain long tail lines, such as casualty and professional lines, are particularly susceptible to changes in loss trend and claim inflation. Heightened perceptions of tort and settlement awards around the world are increasing the demand for these products as well as contributing to the uncertainty of the reserving estimates. Our reserving methods rely heavily on loss development patterns estimated from historical data and while we attempt to adjust such factors for known changes in the current tort environment, it is possible that such factors may not entirely reflect all recent trends in tort environments. For example, when applying the reported loss development method, the lengthening by six months of our selected loss development patterns would increase reserve estimates on long-tail casualty and professional lines by approximately $240 million. This movement is relative to recorded net loss and loss expense reserves of approximately $3.0 billion.

Global Reinsurance

Typically, there is inherent uncertainty around the length of paid and reporting development patterns, especially for certain casualty lines such as excess workers’ compensation or general liability, which may take up to 30 years to fully develop. This uncertainty is accentuated by the need to supplement client development patterns with industry development patterns as justified by the credibility of the data. The underlying source and selection of the final development pattern can thus have a significant impact on the selected net losses and loss expenses ultimate. For example, a twenty percent slowing or quickening (shortening or lengthening as above) of the development patterns used for U.S. long-tail lines would cause the loss reserve estimate derived by the reported Bornhuetter-Ferguson method for these lines to change by approximately $115 million. This movement is relative to recorded net loss and loss expense reserves of approximately $1.4 billion.

Assumed Reinsurance

At December 31, 2006, net unpaid losses and loss expenses for the Global Reinsurance segment aggregated to $2.6 billion, consisting of $778 million of case reserves and $1.8 billion of IBNR. In comparison, at December 31, 2005, net unpaid losses and loss expenses for the Global Reinsurance segment aggregated to $2.4 billion, consisting of $790 million of case reserves and $1.6 billion of IBNR.

Prior to 2000, our reinsurance operations had been concentrated in the property catastrophe reinsurance market. For catastrophe business, we principally estimate unpaid losses and loss expenses on an event basis by considering various sources of information, including specific loss estimates reported by our cedants, ceding company and overall industry loss estimates reported by our brokers, and our internal data regarding reinsured exposures related to the geographical location of the event. Our internal data analysis enables us to establish catastrophe reserves for known events with more certainty at an earlier date than would be the case if we solely relied on reports from third parties to determine carried reserves.

In 2000, we began writing casualty lines of reinsurance in the United States, and to a lesser extent, Europe, Asia, and Australia. Given the long-tail nature of this business, these new lines have both increased the amount of reserves in the Global Reinsurance segment as well as the uncertainty in the loss estimation process. For our casualty reinsurance business, we generally rely on ceding companies to report claims and then use that data as a key input to estimate unpaid losses and loss expenses. Due to the reliance on claims information reported by ceding companies, as well as other factors, the estimation of unpaid losses and loss expenses for assumed reinsurance includes certain risks and uncertainties that are unique relative to our direct insurance business. These include, but are not necessarily limited to, the following:

• The reported claims information could be inaccurate;

• Typically, a lag exists between the reporting of a loss event to a ceding company and its reporting to us as a reinsurance claim. The use of a broker to transmit financial information from a ceding company to us increases the reporting lag. Because most of our reinsurance business is produced by brokers, ceding companies generally first submit claim and other financial information to brokers, who then report the proportionate share of such information to each reinsurer of a particular treaty. The reporting lag generally results in a longer period of time between the date a claim is incurred and the date a claim is reported compared with direct insurance operations. Therefore, the risk of delayed recognition of loss reserve development is higher for assumed reinsurance than for direct insurance lines;

• The historical claims data for a particular reinsurance contract can be limited relative to our insurance business in that there may be less historical information available. Furthermore, for certain coverages provided by products, such as excess of loss contracts, there may be relatively few expected claims in a particular year so the actual number of claims may be susceptible to significant variability. In such cases, the actuary often relies on industry data from several recognized sources.

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

On occasion, there will be differences between our carried loss reserves and unearned premiums reserves and the amount of loss reserves and unearned premiums reserves reported by the ceding companies. This is due to the fact that we receive consistent and timely information from ceding companies only with respect to case reserves. For IBNR, we use historical experience and other statistical information, depending on the type of business, to estimate the ultimate loss (see “Unpaid Losses and Loss Expenses” for more information). We estimate our unearned premiums reserve by applying estimated earning patterns to net premiums written for each treaty based upon that treaty's coverage basis (i.e., risks attaching or losses occurring). At December 31, 2006, the case reserves reported to us by our ceding companies were $754 million, compared with the $778 million we recorded. Our policy is to post additional case reserves in addition to the amounts reported by our cedants when our evaluation of the ultimate value of a reported claim is different than the evaluation of that claim by our cedant.

Within the Insurance – North American segment, we also have exposure to certain liability reinsurance lines that have been in run-off since 1994. Unpaid losses and loss expenses relating to this run-off reinsurance business resides within the Brandywine Division of our Insurance – North American segment. Most of the remaining unpaid losses and loss expense reserves for the run-off reinsurance business relate to asbestos and environmental claims. (Refer to “Asbestos and Environmental and Other Run-off Liabilities” for more information.)

Asbestos and Environmental Reserves

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

Our A&E reserves and our range of estimates are not discounted and do not reflect any anticipated changes in the legal, social or economic environment, or any benefit from future legislative reforms. Accordingly, our A&E reserves make no allowance for future state or federal asbestos reforms, such as those currently being contemplated. During 2006, we conducted an internal, ground-up review of our consolidated A&E liabilities as of June 30, 2006. During the same period, a team of external actuaries performed an evaluation as to the adequacy of the reserves of Century and those liabilities of ACE American Reinsurance Company (ACE American Re) retained and not sold. The Century external review was conducted in accordance with the Brandywine Restructuring Order, which requires that an external actuarial review of Century’s reserves be completed every two years. As a result of the internal review, we concluded that our net loss reserves for the Brandywine operations were adequate and, therefore, no change to the carried net reserve was required, while the gross loss reserves increased by approximately $250 million. The conclusions of the external review provided estimates of ultimate gross and net Brandywine liabilities that are lower than the same study in 2004. As a result, the difference in net loss reserves between the internal and external studies has narrowed to approximately $150 million ($100 million after-tax) from $300 million ($180 million after-tax in 2004).

There are many complex variables that we consider when estimating the reserves for our inventory of asbestos accounts and these variables may directly impact the predicted outcome. We believe the most significant variables relating to our A&E reserves include assumptions regarding trends with respect to claim severity and the frequency of higher severity claims, the ability of a claimant to bring a claim in a state in which they have no residency or exposure, the ability of a policyholder to claim the right to non-products coverage, whether high-level excess policies have the potential to be accessed given the policyholders claim trends and liability situation, and payments to unimpaired claimants and the potential liability of peripheral defendants. Based on the policies, the facts, the law and a careful analysis of the impact that these factors will likely have on any given account, we estimate the potential liability for indemnity, policyholder defense costs and coverage litigation expense.

The results in asbestos cases announced by other carriers may well have little or no relevance to us because coverage exposures are highly dependent upon the specific facts of individual coverage and resolution status of disputes among carrier, policyholder and claimants.

Refer to “Asbestos and Environmental and Other Run-off Liabilities” for more information.

Reinsurance recoverable

Reinsurance recoverable includes the balances due to us from reinsurance companies for paid and unpaid losses and loss expenses, and is presented net of a provision for uncollectible reinsurance. The provision for uncollectible reinsurance is determined based upon a review of the financial condition of the reinsurers and other factors. We determine the reinsurance recoverable on unpaid losses and loss expenses using actuarial estimates as well as a determination of our ability to cede unpaid losses and loss expenses under existing reinsurance contracts.

The recognition of a reinsurance recoverable asset requires two key judgments. The first judgment involves our estimation based on the amount of gross reserves and the percentage of that amount which may be ceded to reinsurers. Ceded IBNR, which is a major component of the reinsurance recoverable on unpaid losses and loss expenses, is generally developed as part of our loss reserving process and consequently, its estimation is subject to similar risks and uncertainties as the estimation of gross IBNR (refer to “Critical Accounting Estimates – Unpaid losses and loss expenses”). The second judgment involves our estimate of the amount of the reinsurance recoverable balance that we may ultimately be unable to recover from reinsurers due to insolvency, contractual dispute, or for other reasons. Amounts estimated to be uncollectible are reflected in a provision that reduces the reinsurance recoverable asset and, in turn, shareholders’ equity. Changes in the provision for uncollectible reinsurance are reflected in net income.

Although the contractual obligation of individual reinsurers to pay their reinsurance obligations is based on specific contract provisions, the collectability of such amounts requires estimation by management. The majority of the balance we have accrued as recoverable will not be due for collection until sometime in the future, in some cases several decades from now. Over this period of time, economic conditions and operational performance of a particular reinsurer may impact their ability to meet these obligations and while they may continue to acknowledge their contractual obligation to do so, they may not have the financial resources or willingness to fully meet their obligation to us.

To estimate the provision for uncollectible reinsurance, the reinsurance recoverable must first be determined for each reinsurer. This determination is based on a process rather than an estimate, although an element of judgment must be applied. As part of the process, ceded IBNR is allocated to reinsurance contracts because ceded IBNR is not generally calculated on a contract by contract basis. The allocations are generally based on premiums ceded under reinsurance contracts, adjusted for actual loss experience and historical relationships between gross and ceded losses. If actual experience varies materially from historical experience, including that used to determine ceded premium, the allocation of reinsurance recoverable by reinsurer will change. While such change is unlikely to result in a large percentage change in the provision for uncollectible reinsurance, it could, nevertheless, have a material effect on our net income in the period recorded.

Generally, we use a default analysis to estimate uncollectible reinsurance. The primary components of the default analysis are reinsurance recoverable balances by reinsurer, net of collateral, and default factors used to estimate the probability that the reinsurer may be unable to meet its future obligations in full. The definition of collateral for this purpose requires some judgment and is generally limited to assets held in an ACE-only beneficiary trust, letters of credit, and liabilities held by us with the same legal entity for which we believe there is a right of offset. We do not currently include multi-beneficiary trusts. However, we have several reinsurers that have established multi-beneficiary trusts for which certain of our companies are beneficiaries. The determination of the default factor is principally based on the financial strength rating of the reinsurer and a corresponding default factor applicable to the financial strength rating. Default factors require considerable judgment and are determined using the current financial strength rating, or rating equivalent, of each reinsurer as well as other key considerations and assumptions. Significant considerations and assumptions include, but are not necessarily limited to, the following:

• For reinsurers that maintain a financial strength rating from a major rating agency, and for which recoverable balances are considered representative of the larger population (i.e., default probabilities are consistent with similarly rated reinsurers and payment durations conform to averages), the judgment exercised by management to determine the provision for uncollectible reinsurance of each reinsurer is typically limited because the financial rating is based on a published source and the default factor we apply is based on a default factor of a major rating agency applicable to the particular rating class. Default factors applied for financial ratings of AAA, AA, A, BBB, BB, B and CCC, are 0.5 percent, 1.2 percent, 1.9 percent, 4.7 percent, 9.6 percent, 23.8 percent and 49.7 percent, respectively. Because the model we use is predicated on the default factors of a major rating agency, we do not generally consider alternative factors. However, when a recoverable is expected to be paid in a brief period of time by a highly-rated reinsurer, such as certain property catastrophe claims, a default factor may not be applied;

• For balances recoverable from reinsurers that are both unrated by a major rating agency and for which management is unable to determine a credible rating equivalent based on a parent, affiliate or peer company, we determine a rating equivalent based on an analysis of the reinsurer that considers an assessment of the creditworthiness of the particular entity, industry benchmarks, or other factors as considered appropriate. We then apply the applicable default factor for that rating class. For balances recoverable from unrated reinsurers for which our ceded reserve is below a certain threshold, we generally apply a default factor of 25 percent;

• For balances recoverable from reinsurers that are either insolvent or under regulatory supervision, we establish a default factor and resulting provision for uncollectible reinsurance based on specific facts and circumstances surrounding each company. Upon initial notification of an insolvency, we generally recognize expense for a substantial portion of all balances outstanding, net of collateral, through a combination of write-offs of recoverable balances and increases to the provision for uncollectible reinsurance. When regulatory action is taken on a reinsurer, we generally recognize a default factor by estimating an expected recovery on all balances outstanding, net of collateral. When sufficient credible information becomes available, we adjust the provision for uncollectible reinsurance by establishing a default factor pursuant to information received;

• For captives and other recoverables, management determines the provision for uncollectible reinsurance based on the specific facts and circumstances.

The following table summarizes reinsurance recoverables and the provision for uncollectible reinsurance for each type of recoverable balance at December 31, 2006.

(in millions of U.S. dollars)	Total Reinsurance Recoverables	Recoverables (Net of Usable Collateral)	Provision for Uncollectible Reinsurance
Type
Reinsurers with credit ratings	$11,739	$10,971	$207
Reinsurers not rated	673	541	229
Reinsurers under supervision and insolvent reinsurers	293	278	197
Captives	1,316	264	2
Other – structured settlements and pools	1,208	1,206	14
Total	$15,229	$13,260	$649

At December 31, 2006, the use of different assumptions within our approach could have a material effect on the provision for uncollectible reinsurance reflected in our Consolidated Financial Statements. To the extent the creditworthiness of our reinsurers were to deteriorate due to an adverse event affecting the reinsurance industry, such as a large number of major catastrophes, actual uncollectible amounts could be significantly greater than our provision for uncollectible reinsurance. Such an event could have a material adverse effect on our financial condition, results of operations, and our liquidity. Given the various considerations used to estimate our uncollectible provision, we cannot precisely quantify the effect a specific industry event may have on the provision for uncollectible reinsurance. However, based on the composition (particularly the average credit quality) of the reinsurance recoverable balance at December 31, 2006, we estimate that a ratings downgrade of one notch for all rated reinsurers (i.e., from A to A- or A- to BBB+) could increase our provision for uncollectible reinsurance by approximately $170 million or approximately one percent of the reinsurance recoverable balance, assuming no other changes relevant to the calculation. While a ratings downgrade would result in an increase in our provision for uncollectible reinsurance and a charge to earnings in that period, a downgrade in and of itself does not imply that we will not ultimately collect all of the ceded reinsurance recoverable from the reinsurers in question. Refer to Note 8 to the Consolidated Financial Statements for more information.

Investments

Our fixed maturity investments are classified as either “available for sale” or “held to maturity”. Our available for sale portfolio is reported at fair value with changes in fair value reflected in shareholders’ equity as a separate component of accumulated other comprehensive income. Fair value is determined using the quoted market price of these securities provided by either independent pricing services, or when such prices are not available, by reference to broker or underwriter bid indications. We regularly review our impaired investments (i.e., those debt securities in which fair value is below amortized cost or those equity securities in which fair value is below cost) for a possible other-than-temporary impairment. If we believe a decline in the value of a particular investment is temporary, we record the decline as an unrealized loss in our shareholders' equity. If we believe the decline is “other-than-temporary”, we write down the book value of the investment and record a realized loss in our consolidated statement of operations. An impairment is considered other-than-temporary unless we have the ability and intent to hold the investment to recovery of the cost of the investment, and evidence indicating the cost of the investment is recoverable within a reasonable period outweighs evidence to the contrary. The determination as to whether or not the decline is “other- than-temporary” principally requires the following critical judgments: i) the circumstances that require management to make a specific assessment as to whether or not the decline is “other-than-temporary”, such as the time period an investment has been in a loss position and the significance of the decline; and ii) for those securities to be assessed, whether we have the ability and intent to hold the security through an expected recovery period, absent a significant change in facts that would be expected to have a material adverse effect on either the financial markets or the financial position of the issuer.

With respect to securities where the decline in value is determined to be temporary and the security’s value is not written down, a subsequent decision may be made to sell that security and realize a loss. Subsequent decisions on security sales could be made based on changes in liquidity needs (i.e., arising from a large insured loss such as a catastrophe), internal risk management considerations, the financial condition of the issuer or its industry, market conditions, and new investment opportunities. Day to day management of the majority of our investment portfolio is outsourced to third-party investment managers. While these investment managers may, at a given point in time, believe that the preferred course of action is to hold securities with unrealized losses until such losses are recovered, the dynamic nature of portfolio management may result in a subsequent decision to sell the security and realize the loss based upon new circumstances such as those related to the changes described above. We believe that subsequent decisions to sell such securities are consistent with the classification of the majority of our portfolio as available for sale. The gross unrealized loss at December 31, 2006, for all securities in a loss position was $143 million with $25.4 million in an unrealized loss position for over 12 months (of which $24 million related to fixed maturities held to maturity). Our net realized losses in 2006 included write-downs of $214 million of which $198 million was related to fixed maturities. This compares with write-downs of $88 million and $39 million in 2005 and 2004, respectively. The impairments recorded in 2006 are primarily due to an increase in market interest rates from the date of security purchase and as such, are not credit-related.

Because our investment portfolio is the largest component of consolidated assets and a multiple of shareholders’ equity, adverse changes in economic conditions subsequent to the balance sheet date could result in other-than-temporary impairments that are material to our financial condition and operating results. Such economic changes could arise from overall changes in the financial markets and specific changes to industries, companies, or foreign governments in which we maintain relatively large investment holdings. Further, an increase in interest rates could result in an increased number of fixed maturities for which we cannot support the intent to hold to recovery. More information regarding our process for reviewing our portfolio for possible impairments can be found in the section entitled “Net Realized Gains (Losses)”.

Deferred tax assets

Many of our insurance businesses operate in income tax-paying jurisdictions. Our deferred tax assets and liabilities primarily result from temporary differences between the amounts recorded in our Consolidated Financial Statements and the tax basis of our assets and liabilities. We determine deferred tax assets and liabilities separately for each tax-paying component (an individual entity or group of entities that is consolidated for tax purposes) in each tax jurisdiction.

At December 31, 2006, our net deferred tax asset was $1.2 billion. (Refer to Note 18 to the Consolidated Financial Statements for more information). At each balance sheet date, management assesses the need to establish a valuation allowance that reduces deferred tax assets when it is more likely than not that all, or some portion, of the deferred tax assets will not be realized. The valuation allowance is based on all available information including projections of future taxable income from each tax-paying component in each tax jurisdiction, principally derived from business plans and available tax planning strategies. Projections of future taxable income incorporate several assumptions of future business and operations that are apt to differ from actual experience. If, in the future, our assumptions and estimates that resulted in our forecast of future taxable income for each tax-paying component proves to be incorrect, an additional valuation allowance could become necessary. This could have a material adverse effect on our financial condition, results of operations and liquidity. At December 31, 2006, the valuation allowance of $35 million (including $24 million with respect to foreign tax credits) reflects management’s assessment that it is more likely than not that a portion of the deferred tax asset will not be realized due to the inability of certain foreign subsidiaries to generate sufficient taxable income or the inability to utilize foreign tax credits.

Derivatives

Statement of Financial Accounting Standard (FAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133) establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. FAS 133 requires that all derivatives be recognized as either assets or liabilities on the consolidated balance sheet and be measured at fair value, with changes in fair value reflected in net income. For a sensitivity discussion of the effect of changes in interest rates and equity indices on the fair value of derivatives and the resulting impact on our net income, refer to Item 7A. We do not designate any derivatives as accounting hedges. Our principal participation in derivative instruments is as follows:

i)	To sell protection to customers as either the writer of a derivative financial instrument or an insurance or reinsurance contract that meets the definition of a derivative. The reinsurance of guaranteed minimum income benefits (GMIBs) in our life reinsurance operation is our primary product falling into this category. We believe that the most meaningful presentation of these derivatives is to reflect cash inflows or revenue as net premiums earned, and to record estimates of future cash outflows as incurred losses. When we determine that a future cash payment is probable, we establish reserves for the loss. Other components of fair value are reflected in other assets or other liabilities in the balance sheet and related changes in fair value reflected in net realized gains (losses) in the statement of operations. We generally hold these derivative contracts to maturity. Where we hold a derivative to maturity, the cumulative unrealized gains and losses will net to zero if we incur no losses on that contract. Refer to Note 8 c) to our Consolidated Financial Statements for a description of this product and related accounting treatment; and
ii)	To mitigate our financial risks, principally arising from our investment holdings, products sold, or assets and liabilities held in foreign currencies. For these instruments, changes in assets or liabilities measured at fair value are recorded as net realized gains (losses). Derivative instruments used for this purpose include interest rate futures, equity futures, options, interest rate swaps and foreign currency forward contracts entered into primarily to manage duration and foreign currency exposure, enhance our portfolio yield or obtain an exposure to a particular financial market. In addition, as part of our investing activities, we purchase “to be announced mortgage backed securities” (TBA), which are derivatives.

The fair value of derivative instruments depends on a number of factors, including changes in interest rates, changes in equity markets, changes in credit markets and, for GMIB reinsurance, changes in the allocation of the investments underlying annuitant account value. Where available, we use quoted market prices to determine the fair value of these instruments. If the quoted prices are not available, the fair value is estimated using valuation models for each type of instrument. Internal valuation models include the use of management estimates and current market information. These models may be developed by third parties or internally based on market conventions for similar transactions, depending on the circumstances. These models and related assumptions are continuously re-evaluated by management and enhanced, as appropriate, based upon improvements in modeling techniques and availability of more timely market information, such as market conditions and demographics of in-force annuities. Due to the inherent uncertainties of the assumptions used in the valuation models to determine the fair value of these derivative products, actual experience may differ from the estimates reflected in the Consolidated Financial Statements, and the differences may be material.

Fair value adjustments attributed to all our derivative transactions are classified and recorded in our net realized gains (losses). With respect to derivatives sold, we recorded a net realized gain of $7 million and $29 million and a net realized loss of $13 million in 2006, 2005 and 2004, respectively. In 2006, 2005 and 2004, the net realized gains included $nil, $18 million and $10 million for GMIB reinsurance, respectively. Refer to “Net Realized Gains (Losses)” for more information.

Goodwill

Goodwill, which represents the excess of the cost of our acquisitions over the fair value of net assets we acquired, was $2.7 billion at December 31, 2006. The ACE INA acquisition resulted in approximately 80 percent of this balance. Goodwill is not amortized but is subject to a periodic evaluation of impairment. It is our policy to test goodwill as well as other intangible assets for impairments on an annual basis. The impairment tests in 2006, in the aggregate, show a fair value in excess of the carrying value. Goodwill is assigned to applicable reporting units of acquired entities at acquisition. The most significant reporting units are the domestic and international divisions of ACE INA, which were acquired in 1999; ACE Tempest Re’s catastrophe businesses, acquired in 1996 and 1998; and Tarquin Limited, acquired in 1998. There are other reporting units that resulted from smaller acquisitions that are also assessed annually. In our impairment tests, to estimate the fair value of a reporting unit, we principally use both an earnings model, that considers forecasted earnings and other financial ratios of the reporting unit as well as relevant financial data of comparable companies to the reporting unit such as the relationship of price to earnings for recent transactions and market valuations of publicly traded companies, and an analysis of the present value of estimated net cash flows. We must assess whether the current fair value of our operating units is at least equal to the fair value used in the determination of goodwill. In doing this, we make assumptions and estimates about the profitability attributable to our operating segments, as this is important in assessing whether an impairment has occurred. If, in the future, our assumptions and estimates made in assessing the fair value of acquired entities change, goodwill could be materially adjusted. This would cause us to write-down the carrying value of goodwill, resulting in a charge to earnings in the period recorded. Accordingly, this could have a material adverse effect on our results of operations in the period the charge is taken.

Risk transfer

In the ordinary course of business, we both purchase (or cede), and sell (or assume), P&C reinsurance protection. In 2002, as a matter of policy, we discontinued the purchase of all finite reinsurance contracts. For both ceded and assumed reinsurance, risk transfer requirements must be met in order to use reinsurance accounting, principally resulting in the recognition of cash flows under the contract as premiums and losses. If risk transfer requirements are not met, a contract is to be accounted for as a deposit, typically resulting in the recognition of cash flows under the contract through a deposit asset or liability and not as revenue or expense. To meet risk transfer requirements, a reinsurance contract must include both insurance risk, consisting of underwriting and timing risk, and a reasonable possibility of a significant loss for the assuming entity. We also apply similar risk transfer requirements to determine whether certain commercial insurance contracts should be accounted for as insurance or a deposit. Contracts that include fixed premium (i.e., premium not subject to adjustment based on loss experience under the contract) for fixed coverage generally transfer risk and do not require judgment.

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

To ensure risk transfer requirements are routinely assessed, quantitative risk transfer analyses and memoranda supporting risk transfer are developed by underwriters for all structured products. We have established protocols for structured products that include criteria triggering an accounting review of the contract prior to quoting. If any criterion is triggered, a contract must be reviewed by a committee established by each of our operating segments with reporting oversight, including peer review, from our global Structured Transaction Review Committee.

With respect to ceded reinsurance, we entered into a few multi-year excess of loss retrospectively-rated contracts, principally in 2002, some of which remain in-force. These contracts principally provide severity protection for specific product divisions. Because traditional one-year reinsurance coverage had become relatively costly, these contracts were generally entered into to secure a more cost-effective reinsurance program. All of these contracts transferred risk and have been accounted for as reinsurance. In addition, we maintain a few aggregate excess of loss reinsurance contracts that were principally entered into prior to 2003, such as the National Indemnity Company (NICO) contracts referred to in the section entitled, “Asbestos and Environmental and Other Run-off Liabilities”. Subsequent to the ACE INA acquisition, we have not purchased any retroactive ceded reinsurance contracts.

With respect to assumed reinsurance and insurance contracts, products giving rise to judgments regarding risk transfer are primarily sold by our financial solutions business, included in our Insurance – North American segment. While there is currently very little new activity for these products, several contracts remain in-force and principally include multi-year retrospectively-rated contracts and loss portfolio transfers. Because transfer of insurance risk is generally a primary client motivation for purchasing these products, relatively few P&C insurance and reinsurance contracts have historically been written for which we concluded that risk transfer criteria had not been met. For certain insurance contracts that have been reported as deposits, the insured desired to self-insure a risk but was required, legally or otherwise, to purchase insurance so that claimants would be protected by a licensed insurance company in the event of non-payment from the insured.

A significant portion of ACE Tempest Re USA’s business is written through quota share treaties (approximately $562 million of net premiums earned in 2006, comprised of $404 million of first dollar quota share treaties and $158 million of excess quota share treaties), some of which are categorized as structured products (approximately $139 million of net premiums earned in 2006). Structured quota share treaties typically contain relatively low aggregate policy limits, a feature that reduces loss coverage in some manner and a profit sharing provision. Accounting standard setters for both GAAP and statutory reporting have undertaken projects to re-evaluate risk transfer guidance, including accounting models that could ultimately require the bifurcation of structured quota share treaties into insurance and financing elements, and perhaps other quota share contracts not currently categorized as structured, into a reinsurance and financing component. New guidance in this area has the potential to have a significant impact on the amount of premiums and losses recognized under these contracts but we expect little impact to net income.

Results of Operations – Years Ended December 31, 2006, 2005 and 2004

The discussions that follow include tables, which show both our consolidated and segment operating results for the three years ended December 31, 2006, 2005 and 2004. In presenting our segment operating results, we have discussed our performance with reference to underwriting results, which is a non-GAAP measure. We consider this measure, which may be defined differently by other companies, to be important in understanding our overall results of operations. Underwriting results are calculated by subtracting losses and loss expenses, life and annuity benefits, policy acquisition costs and administrative expenses from net premiums earned. We use underwriting results and operating ratios to monitor the results of our operations without the impact of certain factors, including net investment income, other (income) expense, interest expense, income tax expense and net realized gains (losses). We believe the use of these measures enhances the understanding of our results of operations by highlighting the underlying profitability of our insurance business. Underwriting results should not be viewed as a substitute for measures determined in accordance with GAAP.

Consolidated Operating Results

(in millions of U.S. dollars)	2006	2005	2004
Net premiums written	$12,030	$11,792	$11,496
Net premiums earned	11,825	11,748	11,110
Net investment income	1,601	1,264	1,013
Net realized gains (losses)	(98)	76	197
Total revenues	$13,328	$13,088	$12,320
Losses and loss expenses	7,070	8,571	7,690
Life and annuity benefits	123	143	175
Policy acquisition costs	1,715	1,663	1,559
Administrative expenses	1,456	1,261	1,265
Interest expense	176	174	183
Other (income) expense	(35)	(25)	9
Total expenses	10,505	11,787	10,881
Income before income tax	2,823	1,301	1,439
Income tax expense	522	273	286
Cumulative effect of a change in accounting principle	4	—	—
Net income	$2,305	$1,028	$1,153

Net premiums written, which reflect the premiums we retain after purchasing reinsurance protection, increased two percent in 2006, compared with 2005. The increase was primarily driven by production gains in many of ACE USA’s and ACE Westchester Specialty’s businesses, A&H growth at ACE International, and increased rates on short-tail lines at ACE Global Markets. These increases were partially offset by a decline in international financial solutions business. In addition, ACE International had growth on the P&C side in continental Europe and Latin America offset by declines in the U.K. and Asia Pacific. The year ended December 31, 2005 was impacted by net catastrophe-related reinstatement premiums, which reduced net premiums written and earned by $68 million. Additionally, the year ended December 31, 2005, included premiums written and earned of $148 million associated with multi-year contracts written in our international financial solutions business which did not recur in 2006. In general, due to favorable industry financial results and growth in capital which have resulted in increased competition, P&C market conditions have deteriorated over the past year, particularly in non-catastrophe P&C lines. However, the extent and pace of the deterioration has varied geographically and by line of business. Our global presence and broad product offering have allowed us to continue to be selective and grow lines of business which we believe will produce underwriting income while exiting unprofitable lines. Net premiums written increased three percent in 2005, compared with 2004, primarily due to strong production in ACE USA’s casualty operations and increased catastrophe-related reinstatement premiums, partially offset by a decline in net premiums written at ACE Global Markets.

The following table provides a consolidated breakdown of net premiums earned by line of business for the years ended December 31, 2006, 2005 and 2004.

(in millions of U.S. dollars)	2006	% of total	2005	% of total	2004	% of total
Property and all other	$3,618	31%	$3,560	30%	$3,721	34%
Casualty	6,506	55%	6,698	57%	6,030	54%
A&H	1,427	12%	1,242	11%	1,133	10%
Total P&C	11,551	98%	11,500	98%	10,884	98%
Life Insurance and Reinsurance	274	2%	248	2%	226	2%
Net premiums earned	$11,825	100%	$11,748	100%	$11,110	100%

Net premiums earned reflect the portion of net premiums written that were recorded as revenues for the period as the exposure period expires. Net premiums earned were stable in 2006, compared with 2005 as increases in A&H (15 percent) were offset by significant decreases in financial solutions business, which we include under casualty in the above table. Net premiums earned relating to financial solutions business were $143 million in 2006, compared with $445 million in 2005. Net premiums earned increased six percent in 2005, compared with 2004 primarily due to growth in production of U.S. casualty business, partially offset by the impact of the sale of Assured Guaranty.

Net investment income increased 27 percent in 2006, compared with 2005, and 25 percent in 2005, compared with 2004. These increases were primarily due to investment of positive operating cash flows and net proceeds from our approximately $1.5 billion public offering in October 2005, which have resulted in a higher overall average invested asset base.

In evaluating our P&C business, we use the combined ratio, the loss and loss expense ratio, the policy acquisition cost ratio, and the administrative expense ratio. We calculate these ratios by dividing the respective expense amounts by net premiums earned. We do not calculate these ratios for the life business as we do not use these measures to monitor or manage that business. The combined ratio is determined by adding the loss and loss expense ratio, the policy acquisition cost ratio, and the administrative expense ratio. A combined ratio under 100 percent indicates underwriting income and a combined ratio exceeding 100 percent indicates underwriting losses.

The following table shows our consolidated loss and loss expense ratio, policy acquisition ratio, administrative expense ratio and combined ratio for the years ended December 31, 2006, 2005 and 2004.

	2006	2005	2004
Loss and loss expense ratio	61.2%	74.5%	70.7%
Policy acquisition cost ratio	14.6%	14.2%	14.1%
Administrative expense ratio	12.3%	10.8%	11.5%
Combined ratio	88.1%	99.5%	96.3%

Our loss and loss expense ratio decreased in 2006, compared with 2005, during which we experienced significant catastrophe losses. The following table shows the impact of catastrophe losses, A&E reserve strengthening and prior period development on our loss and loss expense ratio for the years ended December 31, 2006, 2005 and 2004.

	2006	2005	2004
Loss and loss expense ratio, as reported	61.2%	74.5%	70.7%
Catastrophe losses	(0.1)%	(11.4)%	(4.7)%
A&E reserve strengthening	—	—	(4.3)%
Prior period development	0.1%	(0.7)%	(0.8)%
Loss and loss expense ratio, adjusted	61.2%	62.4%	60.9%

We recorded $17 million in net catastrophe losses in 2006, compared with $1.4 billion in 2005, and $499 million in 2004. In 2005, the catastrophe losses were primarily associated with Hurricanes Katrina, Rita and Wilma. In 2004, the catastrophe losses were primarily associated with hurricanes which struck the Caribbean and the U.S. The results of the recent study conducted in 2006 for A&E and other run-off reserves resulted in activity between A&E and other with no increase in net reserves. In the fourth quarter of 2004, we recorded net increases in A&E and other run-off reserves of $465 million.

Prior period development arises from changes to loss estimates recognized in the current year that relate to loss reserves first reported in previous calendar years and excludes the effect of losses from the development of earned premium from previous accident years. We experienced $12 million in net favorable prior period development in 2006, compared with $86 million of net adverse prior period development in 2005, and $82 million of net adverse prior period development (excluding A&E reserve strengthening) in 2004. The favorable prior period development in 2006 was the net result of several underlying favorable and adverse movements. Amongst these movements was net adverse development of $165 million on catastrophe losses primarily arising from 2005 hurricanes. We also had reserve releases in other short-tail lines. In the following segment discussions, prior period development unrelated to catastrophes are discussed in more detail.

Our policy acquisition costs include commissions, premium taxes, underwriting and other costs that vary with, and are primarily related to, the production of premium. Administrative expenses include all other operating costs. Our policy acquisition costs ratio increased in 2006 primarily due to changes in business mix and the favorable impact in 2005 of net premiums earned on multi-year contracts in connection with the significant 2005 catastrophe losses which, generally, did not incur acquisition costs.

Our administrative expense ratio increased in 2006, compared with 2005. We have invested in global expansion, including staff additions and infrastructure enhancements at ACE USA, ACE Westchester Specialty, ACE Life and ACE International. Administrative expenses in 2006 also include $80 million related to the settlement with certain governmental agencies from their investigations of various insurance industry practices and $16 million of related legal fees. The 2005 year included $45 million of legal fees related to the investigation. The decrease in the administrative expense ratio in 2005, compared with 2004, was primarily due to the increased net premiums earned. Additionally, for 2005, administrative expenses were reduced by the release of an accrual in Insurance – North American and higher net profits from ACE USA’s ESIS (claims services) operation, which we include in administrative expenses.

Interest expense was stable in 2006, compared with 2005. Interest expense decreased in 2005, compared with 2004, primarily due to the $75 million of Capital Re LLC preferred securities which were outstanding in 2004, and redeemed on July 12, 2004. Additionally, in 2004, we issued $500 million of 5.875 percent notes and repaid $400 million of ACE INA 8.2 percent notes.

Our effective tax rate is dependent upon the mix of earnings from different jurisdictions with various tax rates; a change in the geographic mix of earnings would change the effective tax rate. Our effective tax rate on net income, which we calculate as income tax expense divided by income before income tax, was 18 percent in 2006, compared with 21 percent in 2005, and 20 percent in 2004. In 2005 and 2004, a substantial portion of our catastrophe losses occurred in jurisdictions where we do not incur income tax, causing our income to decline without a commensurate decrease in income tax expense. The effective tax rate for 2005 was approximately five percentage points lower due to the favorable impact of the American Jobs Creation Act, which resulted in an income tax benefit of $69 million. No such benefit existed in 2006 or 2004. In 2004, we incurred approximately $13 million in income tax expense related to U.S. federal income taxes from the transfer of our U.S. financial and mortgage guaranty operations to Assured Guaranty and attributed to the sale of our Assured Guaranty shares. Additionally, the A&E reserve strengthening in 2004 resulted in tax benefits of $163 million, which partially reduced our overall effective tax rate on net income for that year.

Segment Operating Results – Years Ended December 31, 2006, 2005 and 2004

We operate through the following business segments: Insurance – North American, Insurance – Overseas General, Global Reinsurance and Life Insurance and Reinsurance. These business segments were determined in accordance with FAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (FAS 131). Prior to the fourth quarter of 2006, we presented a Financial Services segment. However, since this segment no longer represents a significant part of our operations, we no longer report it separately. We classify the financial solutions business of ACE Financial Solutions and ACE Financial Solutions International (previously included in the Financial Services segment) with the Insurance – North American segment. The financial results of our financial guaranty business through April 28, 2004 (the date of the Assured Guaranty initial public offering) and our share of the earnings of Assured Guaranty, were previously included in the Financial Services segment and have been classified into our corporate results. These segment changes were based primarily on the manner in which we manage the business and accountability for results. All prior periods presented have been amended to conform to this new presentation.

For more information on each of our segments, including products and distribution, refer to “Segment Information”, under Item 1.

Insurance — North American

As discussed above, we have made changes to the Insurance – North American segment based on how we manage the business. ACE Financial Solutions has been classified into ACE USA’s results and ACE Financial Solutions International has been reclassified into ACE Bermuda’s results, both of which are included in this segment.

(in millions of U.S. dollars)	2006	2005	2004
Net premiums written	$5,940	$5,803	$5,424
Net premiums earned	5,719	5,730	5,096
Losses and loss expenses	4,026	4,577	4,266
Policy acquisition costs	530	503	458
Administrative expenses	502	427	470
Underwriting income (loss)	661	223	(98)
Net investment income	876	698	583
Net realized gains (losses)	(83)	15	134
Interest expense	—	—	1
Other (income) expense	(2)	18	6
Income tax expense	352	235	114
Net income	$1,104	$683	$498
Loss and loss expense ratio	70.4%	79.9%	83.7%
Policy acquisition cost ratio	9.2%	8.8%	9.0%
Administrative expense ratio	8.8%	7.4%	9.2%
Combined ratio	88.4%	96.1%	101.9%

Net premiums written for the Insurance – North American segment increased two percent in 2006 compared with 2005. ACE USA, this segment’s U.S.-based retail division, experienced growth across many lines. Increased production was reported in commercial property, including energy and aerospace lines, financial solutions, small and middle market workers’ compensation, excess liability, and specialty casualty lines of business, including management liability, errors and omissions, medical liability, surety and environmental liability. These increases were partially offset by a decline in production in the large account risk management unit. ACE Bermuda reported a significant decline in its financial solutions business as net premiums written in 2005 were bolstered by catastrophe-related reinstatement premiums on multi-year contracts of $148 million. ACE Westchester Specialty, this segment’s wholesale-focused division, reported modest growth driven primarily by primary and excess casualty, inland marine, environmental and professional risk business. The year ended December 31, 2005, was impacted by catastrophe-related reinstatement premiums, which reduced net premiums written and earned by $76 million, primarily at ACE USA and ACE Westchester Specialty. Net premiums written increased seven percent in 2005 compared with 2004. This increase was primarily driven by ACE USA’s risk management, medical liability and workers’ compensation businesses and ACE Westchester Specialty’s casualty lines. These gains were partially offset by lower net premiums written for property business, due in large part to higher reinstatement premiums in connection with catastrophe losses.

The following two tables provide a line of business and entity/divisional breakdown of Insurance – North American’s net premiums earned for the years ended December 31, 2006, 2005 and 2004.

(in millions of U.S. dollars)	2006	% of total	2005	% of total	2004	% of total
Property and all other	$1,289	22%	$1,249	22%	$1,280	25%
Casualty	4,228	74%	4,299	75%	3,642	72%
A&H	202	4%	182	3%	174	3%
Net premiums earned	$5,719	100%	$5,730	100%	$5,096	100%

(in millions of U.S. dollars)	2006	2005	2004
ACE USA	$3,795	$3,666	$3,233
ACE Westchester Specialty	1,465	1,385	1,242
ACE Bermuda	459	679	621
Net premiums earned	$5,719	$5,730	$5,096

ACE USA’s net premiums earned increased four percent in 2006, compared with 2005. The increase was primarily driven by growth in specialty casualty and commercial property lines over the last year, partially offset by a decline in U.S. financial solutions net premiums earned (which we include under casualty in the line of business table above). ACE USA reported continued growth in net premiums earned in workers’ compensation coverage offered to small and middle market clients, property, professional and management liability, surety and medical liability businesses. ACE USA’s net premiums earned increased 13 percent in 2005, compared with 2004. ACE Risk Management reported strong demand for its custom coverage solutions for large companies and construction projects while relatively new casualty units offering workers’ compensation and medical liability coverage also contributed to ACE USA’s growth in 2005, compared with 2004.

ACE Westchester Specialty’s net premiums earned increased six percent in 2006, compared with 2005. This increase was primarily driven by increased primary and excess casualty, inland marine, environmental and professional risk business and also the negative impact of catastrophe-related reinstatement premiums on the prior year. ACE Westchester Specialty reported a 12 percent increase in 2005, compared with 2004, primarily due to growth in casualty business, partially offset by higher catastrophe-related reinstatement premiums.

ACE Bermuda’s net premiums earned decreased 32 percent in 2006, compared with 2005. The decrease was a result of the decline in financial solutions business, including the impact on the prior year of catastrophe-related reinstatement premiums on multi-year contracts. In 2006, ACE Bermuda reported increases in net premiums earned on excess liability and excess property business offset by a decline in net premiums earned on professional lines business. ACE Bermuda’s net premiums earned increased in 2005, compared with 2004, primarily due to the reinstatement premiums on multi-year contracts, partially offset by a decline in professional lines production.

Insurance – North American’s loss and loss expense ratio decreased in 2006, compared with 2005. The following table shows the impact of catastrophe losses, A&E reserve strengthening and prior period development on our loss and loss expense ratio for the years ended December 31, 2006, 2005 and 2004.

	2006	2005	2004
Loss and loss expense ratio, as reported	70.4%	79.9%	83.7%
Catastrophe losses	—	(8.9)%	(2.9)%
A&E reserve strengthening	—	—	(9.0)%
Prior period development	(1.2)%	(1.8)%	(3.3)%
Loss and loss expense ratio, adjusted	69.2%	69.2%	68.5%

Insurance – North American’s catastrophe losses were $nil in 2006, compared with $557 million in 2005 and $137 million in 2004. In 2005, the catastrophe losses were primarily associated with Hurricanes Katrina, Rita and Wilma. In 2004, the catastrophe losses were primarily associated with hurricanes which struck the Caribbean and the U.S. The 2004 loss and loss expense ratio was negatively impacted by the A&E and other run-off reserve strengthening, which resulted in a before-tax charge of $459 million, including the provision for uncollectible reinsurance, for Insurance – North American. The net additions comprised A&E reserve increases of $548 million including the provision for uncollectible reinsurance of $95 million and favorable prior period development of $89 million in other run-off reserves.

Insurance – North American incurred net adverse prior period development of $65 million in 2006, representing 0.5 percent of the segment’s net unpaid loss and loss expense reserves at December 31, 2005. The net prior period development in 2006 was the net result of several underlying favorable and adverse movements, the most significant of which were:

• Net adverse development of $60 million on long-tail business including:

• Adverse development of $57 million on a small number of run-off portfolios in the U.S. with predominantly workers’ compensation exposures from accident years 1996 and prior. This movement was largely due to a revision of selected loss development factors in the tail. Loss reserve estimates for this business are very sensitive to changes in such assumptions;

• Adverse development of $42 million on the ACE Bermuda D&O book from report years 2000-2002 driven by case estimate increases on large claims following significant events in the mediation process including increased plaintiff demands, settlement conferences and court proceedings;

• Favorable development of $29 million on the ACE Bermuda excess liability book driven by the settlement of a single claim from the 1991 report year on better than the anticipated terms used to establish the reserve;

• Favorable development of $13 million on large account business written by ACE USA due to lower than anticipated loss emergence.

• Net adverse development of $51 million on short-tail business including:

• Adverse development of $182 million related to property claims arising from 2005 catastrophes. The majority of this increase is related to property losses from Hurricane Katrina. The nature and extent of Hurricane Katrina resulted in some claims that increased over previously reported damage estimates. Factors leading to these increases included demand surge and some impact to previously unimpaired layers of excess coverage;

• Favorable development on ACE Westchester Specialty’s crop/hail business of $60 million due to recording of the final settlement of the 2005 crop results. In line with normal practice for this type of business ACE did not receive formal loss reports for the 2005 year until 2006. Therefore, the prior period movements were direct results of the loss amounts within the initial loss report issued during the first quarter of 2006 and final loss report issued during the second quarter of 2006 being lower than our preliminary estimates;

• Favorable development of $51 million on ACE USA’s workers’ compensation short-tail catastrophe and industrial accident exposure primarily arising from accident years 2004 and 2005, following the review of reported loss experience relative to expectations.

• Net favorable development on specialty lines of business of $46 million due to lower than expected loss emergence from the 2004 and 2005 accident years. The major components of this movement were $18 million and $14 million on surety and aerospace business respectively.

We experienced $103 million of net adverse prior period development in 2005, representing 0.9 percent of the segment’s net unpaid loss and loss expense reserves at December 31, 2004. The 2005 prior period development was the net result of several underlying favorable and adverse movements, the most significant of which were:

• Adverse development of $171 million on certain sub-portfolios of long-tail business, written principally during accident years 1998-2002 in our U.S. operations. In particular:

• Run-off program business including aggregate excess workers’ compensation exposure, general liability and automobile liability ($59 million in accident years 1999-2002);

• Excess general liability business written on a portfolio of large corporate accounts ($38 million across accident years 1998-2001);

• Professional liability business, mainly related to a run-off nursing care program ($21 million for accident years 1999-2002);

• Pool participations covering workers’ compensation business assumed on both a voluntary and involuntary basis ($35 million in accident years 2004 and prior).

The development followed completion of reserve studies that reflected higher than anticipated actual loss experience compared with expectations from the previous reserve studies. In the case of the excess general liability and professional liability business, the development arose following the completion of a detailed claims review that identified the need for significant case reserve changes on a number of accounts;

• Adverse development of $99 million in the ACE Bermuda professional lines book on accident years 2002 and prior following a claims and legal review of information received on several previously notified claims;

• Favorable prior period development of $22 million in the financial services lines relating to a financial guarantee reinsurance contract that provides default coverage for a diversified portfolio of securities. The portfolio was substantially reduced and actual losses, representing the shortfall between cash paid to settle securities and stated principal and interest amounts, were lower than corresponding loss reserves held for those securities;

• Adverse development of $84 million mostly on the 2001 and 2002 accident years relating to changes in the legal and claim positions on a small number of financial guarantee contracts;

• Favorable development of $107 million on lines with short-tail exposures (property, inland marine, and workers’ compensation catastrophe) resulting from our standard quarterly reserving process. Favorable development arose from the better than expected emergence of actual claims relative to expectations used to establish reserves. A majority of the favorable development arose from accident year 2004;

• Favorable development of $70 million in the ACE Bermuda excess liability book on accident years 2002 and prior due to a number of successful claim settlements during the year;

• Favorable development of $47 million on specialty business including agriculture, aviation, satellites, and political risk due to lower than anticipated loss emergence during the year, mainly related to more recent accident years, primarily the 2004 accident year.

We experienced net adverse prior period development of $166 million, excluding A&E, in 2004, representing 1.7 percent of the segment’s net unpaid loss and loss expense reserves at December 31, 2003. The 2004 net adverse prior period development of $166 million was mainly driven by development on long-tail lines for accident years 2002 and prior, most notably $163 million on U.S. run-off workers’ compensation business and $98 million on the ACE Bermuda professional lines business. Partially offsetting this adverse development was $181 million of favorable prior period development on lines with short-tail exposures principally related to accident year 2003.

Insurance – North American’s policy acquisition cost ratio increased in 2006, compared with 2005, primarily due to additional profit commissions on crop/hail business due to 2005 crop results being more profitable than in 2004. The year ended December 31, 2005, benefited from premiums earned on multi-year contracts which generally do not incur acquisition costs. The policy acquisition cost ratio decreased in 2005, compared with 2004, as higher acquisition costs on ACE Westchester Specialty’s crop business was offset by lower direct and contingent commissions at ACE USA and lower commission costs at ACE Bermuda.

Administrative expenses increased in 2006, compared with 2005. Administrative expenses in 2005 were favorably impacted by the reduction of $42 million in various accruals determined not to be needed. Additionally, net profits for ACE USA’s ESIS operation which we include in administrative expenses, were lower in 2006.

Insurance – Overseas General

(in millions of U.S. dollars)	2006	2005	2004
Net premiums written	$4,266	$4,195	$4,335
Net premiums earned	4,321	4,239	4,296
Losses and loss expenses	2,259	2,583	2,423
Policy acquisition costs	856	836	800
Administrative expenses	609	566	544
Underwriting income	597	254	529
Net investment income	370	319	224
Net realized gains (losses)	(16)	51	47
Other expense	10	16	25
Income tax expense	206	107	232
Net income	$735	$501	$543
Loss and loss expense ratio	52.3%	60.9%	56.4%
Policy acquisition cost ratio	19.8%	19.7%	18.6%
Administrative expense ratio	14.1%	13.4%	12.7%
Combined ratio	86.2%	94.0%	87.7%

Insurance – Overseas General’s net premiums written increased two percent in 2006, compared with 2005. ACE International reported growth in A&H business driven by continued success in direct marketing campaigns in Asia Pacific and Latin America. On the P&C side, growth in continental Europe and Latin America was partially offset by a decline in net premiums written in the U.K. and the Far East due to pricing pressure and competitive conditions for new accounts. ACE Global Markets reported increased net premiums written due to rate increases in such lines as energy, property and marine. The year ended December 31, 2005, was impacted by catastrophe-related reinstatement premiums, which reduced net premiums written and earned by $38 million, primarily at ACE Global Markets. Net premiums written decreased three percent in 2005, compared with 2004. This decrease was primarily due to a decline in production combined with higher catastrophe-related reinstatement premiums at ACE Global Markets, partially offset by gains on conversion of the U.S. dollar against the British pound sterling and the Euro dollar (refer to the table below for impact of foreign exchange on net premiums written and earned).

The following two tables provide a line of business and entity/divisional breakdown of Insurance – Overseas General’s net premiums earned for the years ended December 31, 2006, 2005 and 2004.

(in millions of U.S. dollars)	2006	% of total	2005	% of total	2004	% of total
Property and all other	$1,617	37%	$1,609	38%	$1,738	41%
Casualty	1,479	34%	1,570	37%	1,599	37%
A&H	1,225	29%	1,060	25%	959	22%
Net premiums earned	$4,321	100%	$4,239	100%	$4,296	100%

(in millions of U.S. dollars)	2006	2005	2004
ACE Europe	$1,819	$1,865	$1,934
ACE Asia Pacific	590	545	485
ACE Far East	361	378	382
ACE Latin America	521	416	355
ACE International	3,291	3,204	3,156
ACE Global Markets	1,030	1,035	1,140
Net premiums earned	$4,321	$4,239	$4,296

Insurance – Overseas General reported a two percent increase in net premiums earned in 2006, compared with 2005. In 2006, this segment experienced growth in A&H business, offset by weakening market conditions for P&C business and higher reinsurance costs. Additionally, the prior year was impacted by catastrophe-related reinstatement premiums of $38 million. Net premiums earned decreased in 2005, compared with 2004, primarily due to a decline in production at ACE Global Markets, higher catastrophe-related reinstatement premiums and increased reinsurance costs.

ACE International’s net premiums earned increased three percent in 2006, compared with 2005. Generally, in the U.K., competition for P&C business has put pressure on rates, terms and conditions, while production of A&H business in Europe has increased. ACE Asia Pacific and ACE Latin America reported increases in net premiums earned in the current periods primarily driven by solid growth in A&H business over the past year. These regions have been successfully utilizing unique and innovative distribution channels to grow their A&H book. ACE Far East reported a decline in net premiums earned, primarily due to the weaker Japanese Yen. ACE International’s net premiums earned increased two percent in 2005, compared with 2004, primarily due to the relative position of the U.S. dollar, as strong A&H growth was more than offset by lower P&C writings. ACE Global Markets’ net premiums earned were stable in 2006, compared with 2005, as the decrease in catastrophe-related reinstatement premiums was offset by higher reinsurance costs in 2006, particularly on aviation, energy, property and marine lines. ACE Global Markets’ net premiums earned decreased nine percent in 2005, compared with 2004, primarily due to higher catastrophe-related reinstatement premiums and a decline in production across most of ACE Global Markets’ portfolio of products, particularly property and professional lines.

Insurance – Overseas General conducts business internationally and in most major foreign currencies. The following table summarizes the approximate effect of changes in foreign currency exchange rates on the growth of net premiums written and earned for the years ended December 31, 2006 and 2005.

	2006	2005
Net premiums written:
Growth in original currency	2.7%	(5.5)%
Foreign exchange effect	(1.0)%	2.3%
Growth as reported in U.S. dollars	1.7%	(3.2)%
Net premiums earned:
Growth in original currency	2.3%	(3.3)%
Foreign exchange effect	(0.4)%	2.0%
Growth as reported in U.S. dollars	1.9%	(1.3)%

Insurance – Overseas General’s loss and loss expense ratio decreased in 2006, compared with 2005, primarily due to lower catastrophe losses. The following table shows the impact of catastrophe losses, and prior period development on our loss and loss expense ratio for the years ended December 31, 2006, 2005 and 2004.

	2006	2005	2004
Loss and loss expense ratio, as reported	52.3%	60.9%	56.4%
Catastrophe losses	(0.1)%	(5.2)%	(1.4)%
Prior period development	1.7%	(0.1)%	0.5%
Loss and loss expense ratio, adjusted	53.9%	55.6%	55.5%

Net catastrophe losses for 2006 were $3 million, compared with $201 million and $53 million in 2005 and 2004, respectively. In 2005, the catastrophe losses were primarily associated with Hurricanes Katrina, Rita and Wilma. In 2004, the catastrophe losses were primarily associated with hurricanes which struck the Caribbean and the U.S. Insurance – Overseas General experienced net favorable prior period development of $72 million in 2006, representing 1.3 percent of the segment’s net unpaid loss and loss expense reserves at December 31, 2005. The net prior period development for 2006 was the net result of several underlying favorable and adverse movements, the most significant of which were:

• Net favorable development of $111 million on short-tail property and fire lines. These reserve changes were made as part of our regular quarterly reserving process and arose from better than expected emergence of actual claims relative to expectations. This movement mainly related to accident years 2004 and 2005;

• Adverse development of $20 million on long-tail lines of business including:

• Adverse development of $29 million on the ACE Global Markets professional lines portfolio. This movement was due to heavier than expected loss development on years of account 2003 and prior;

• Adverse development of $14 million on asbestos liabilities excluding a provision for uncollectible reinsurance, following completion of our review of A&E liabilities;

• Net favorable development of $23 million on ACE International’s non-A&E exposures from the 2002-2004 accident periods. This movement was driven by continued favorable loss emergence most notably on the U.K. casualty and Asia-Pacific financial lines portfolios.

• Net adverse development of $19 million on specialty business including aviation, A&H, marine, consumer lines and political risk. Most of the adverse development was driven by higher than expected loss activity at ACE Global Markets, primarily on accident years 2002 and prior.

We experienced $5 million of net adverse development in 2005, representing 0.1 percent of the segment’s net unpaid loss and loss expense reserves at December 31, 2004. The 2005 prior period development was the net result of several underlying favorable and adverse movements, the most significant of which were:

• Favorable development of $94 million on short-tail property and fire lines. These reserve changes were made as part of our regular quarterly reserving process and arose from better than expected emergence of actual claims relative to expectations. This movement mainly related to accident years 2003 and 2004;

• Adverse development of $41 million on ACE’s share of a consortium reinsuring U.S. workers’ compensation business during the late 1990’s. The adverse development arose following the completion of a financial and actuarial review of information received from the client;

.• Adverse development of $62 million on professional lines business due to case reserve increases on a number of large claims. This adverse development was mainly related to accident years 2001 through 2003.

We experienced net favorable prior period development of $17 million, including $6 million of adverse development relating to A&E, in 2004, representing 0.4 percent of the segment’s net unpaid loss and loss expense reserves at December 31, 2003. The 2004 net favorable prior period development was driven by favorable development on certain short-tail lines of $103 million being offset by moderate adverse movements on a number of sub-portfolios including aviation, casualty, political risk and A&H business.

Insurance – Overseas General’s policy acquisition cost ratio has increased over the last three years primarily due to changes in business mix at ACE International (increase in A&H, which typically attracts higher commission rates than other business, particularly in Latin America). Insurance – Overseas General’s administrative expense ratio increased in 2006, compared with 2005, primarily due to investments in global expansion including staff additions and infrastructure enhancements at ACE International, particularly in emerging markets. The increase in 2005 compared with 2004, was primarily due to the depreciation of the U.S. dollar, increased costs to support business opportunities and, to a lesser extent, the decline in net premiums earned.

Global Reinsurance

(in millions of U.S. dollars)	2006	2005	2004
Net premiums written	$1,550	$1,546	$1,518
Net premiums earned	1,511	1,531	1,389
Losses and loss expenses	784	1,402	973
Policy acquisition costs	303	300	265
Administrative expenses	62	60	65
Underwriting income (loss)	362	(231)	86
Net investment income	221	173	126
Net realized gains (losses)	10	(4)	27
Interest expense	—	3	—
Other (income) expense	8	11	5
Income tax expense	38	11	14
Net income (loss)	$547	$(87)	$220
Loss and loss expense ratio	51.8%	91.6%	70.1%
Policy acquisition cost ratio	20.1%	19.6%	19.1%
Administrative expense ratio	4.1%	3.9%	4.6%
Combined ratio	76.0%	115.1%	93.8%

Global Reinsurance’s net premiums written were stable in 2006 compared with 2005. For the year ended December 31, 2006, this segment benefited from increased rates on property catastrophe coverages following two years of unprecedented hurricane activity, partially offset by lower casualty rates in Europe, and the cancellation of a large property account in the U.S. The year ended December 31, 2005, was impacted by catastrophe-related assumed reinstatement premiums, which increased net premiums written and earned by $46 million. Net premiums written increased two percent in 2005 compared with 2004. Increased assumed reinstatement premiums related to catastrophe losses were partially offset by weak market conditions for property and property catastrophe business (primarily in the first half of 2005) and lower casualty rates in Europe.

The following two tables provide a line of business and entity/divisional breakdown of Global Reinsurance’s net premiums earned for the years ended December 31, 2006, 2005 and 2004.

(in millions of U.S. dollars)	2006	% of total	2005	% of total	2004	% of total
Property and all other	$354	23%	$354	23%	$374	27%
Casualty	799	52%	829	54%	686	49%
Property catastrophe	358	25%	348	23%	329	24%
Net premiums earned	$1,511	100%	$1,531	100%	$1,389	100%

(in millions of U.S. dollars)	2006	2005	2004
ACE Tempest Re Europe	$272	$295	$303
ACE Tempest Re USA	872	887	751
ACE Tempest Re Bermuda	367	349	335
Net premiums earned	$1,511	$1,531	$1,389

Global Reinsurance’s net premiums earned decreased one percent in 2006 compared with 2005, primarily due to reduced assumed reinstatement premiums at ACE Tempest Bermuda and ACE Tempest Re Europe and the cancellation of a large homeowner’s account at ACE Tempest Re USA. Net premiums earned increased 10 percent in 2005 compared with 2004, primarily due to higher assumed reinstatement premiums and casualty earnings on business written in prior periods.

The loss and loss expense ratio decreased in 2006, compared with 2005, primarily due to decreased catastrophe losses. The following table shows the impact of catastrophe losses and prior period development on our loss and loss expense ratio for the years ended December 31, 2006, 2005 and 2004.

	2006	2005	2004
Loss and loss expense ratio, as reported	51.8%	91.6%	70.1%
Catastrophe losses	(0.9)%	(37.7)%	(21.8)%
Prior period development	0.4%	1.4%	4.4%
Loss and loss expense ratio, adjusted	51.3%	55.3%	52.7%

Global Reinsurance recorded net catastrophe losses of $14 million in 2006 compared with $601 million and $309 million in net catastrophe losses in 2005 and 2004, respectively. In 2005, the catastrophe losses were primarily associated with Hurricanes Katrina, Rita and Wilma. In 2004, the catastrophe losses were primarily associated with hurricanes which struck the Caribbean and the U.S. Global Reinsurance incurred net favorable prior period development of $5 million in 2006, representing 0.2 percent of the segment’s net unpaid loss and loss expense reserves at December 31, 2005. The net prior period development in 2006 was the net result of several underlying favorable and adverse movements. The largest adverse movement was related to catastrophes from the 2005 accident year of $29 million as a result of increased loss reports from cedants. Favorable movements largely related to property business from accident years pre-2005 and a number of small movements on different specialty portfolios. We experienced $22 million of net favorable prior period development in 2005, representing 1.4 percent of the segment’s net unpaid loss and loss expense reserves at December 31, 2004. This compares with 2004 net favorable prior period development of $61 million, representing 6.6 percent of the segment’s net unpaid loss and loss expense reserves at December 31, 2003. The 2005 favorable prior period development related primarily to property and other short-tail lines and resulted from a difference between the actual and expected claims emergence used to establish reserves for the 2003 and 2004 accident years. The prior period development in 2004 was primarily due to better than expected claims experience on property and other short-tail lines.

The remaining decreases to the loss and loss expense ratio in 2006 were primarily due to favorable current accident year experience on property business and changes in business mix. In 2006, there was a greater proportion of property and property catastrophe business and pro-rata business, which generally carries a lower loss ratio than excess of loss business.

Global Reinsurance’s policy acquisition cost ratio increased in 2006, primarily due to higher ceding commissions at ACE Tempest Re USA and the impact on the prior year of catastrophe-related assumed reinstatement premiums, which do not incur acquisition costs. The policy acquisition cost ratio increased in 2005 compared with 2004, primarily as a result of changes in business mix, partially offset by increased catastrophe-related assumed reinstatement premiums. Administrative expenses have been stable over the last three years. The administrative expense ratio increased in 2006 compared with 2005, primarily due to lower net premiums earned and decreased in 2005 compared with 2004, primarily due to increased net premiums earned.

Life Insurance and Reinsurance

Life Insurance and Reinsurance includes the operations of ACE Tempest Life Re (ACE Life Re) and ACE International Life (ACE Life). We assess the performance of our life insurance and reinsurance business based on life underwriting income which includes net investment income.

(in millions of U.S. dollars)	2006	2005	2004
Net premiums written	$274	$248	$226
Net premiums earned	274	248	226
Life and annuity benefits	123	143	175
Policy acquisition costs	26	24	24
Administrative expenses	35	19	11
Net investment income	42	36	33
Life underwriting income	132	98	49
Net realized gains (losses)	(36)	19	7
Income tax expense (benefit)	(6)	(2)	(2)
Net income	$102	$119	$58

Life underwriting income increased 35 percent in 2006, compared with 2005. Net premiums earned increased ten percent primarily due to continued growth in variable annuity business at ACE Life Re and ACE Life’s international operations. Life and annuity benefits declined due to favorable experience on variable annuity business combined with a decrease in group long-term disability business, which typically incurs higher benefit ratios than other types of business. Life underwriting income increased in 2005, compared with 2004, primarily due to a decrease in life and annuity benefits. In 2005, life and annuity benefits declined primarily due to a decrease in group long-term disability business. Life Insurance and Reinsurance’s administrative expenses increased in 2006 primarily due to increased expenses at ACE Life to support business development opportunities. Net realized gains (losses) consist of market value movement of the investment portfolio and fair value movement of guaranteed minimum income benefits (GMIBs), which occur due to changes in the level and volatility of interest rates and equity markets.

Net Investment Income

Net investment income for the years ended December 31, 2006, 2005 and 2004 was derived from the following sources:

(in millions of U.S. dollars)	2006	2005	2004
Fixed maturities	$1,463	$1,170	$980
Short-term investments	119	86	47
Equity securities	57	50	25
Other	26	22	17
Gross investment income	1,665	1,328	1,069
Investment expenses	(64)	(64)	(56)
Net investment income	$1,601	$1,264	$1,013

Net investment income is influenced by a number of factors, including the amounts and timing of inward and outward cash flows, the level of interest rates and changes in overall asset allocation. Net investment income increased 27 percent in 2006, compared with 2005, and 25 percent in 2005, compared with 2004. The increase in net investment income is primarily due to several years of positive operating cash flows which have resulted in a higher overall average invested asset base. Additionally, in late 2005, our invested asset base was increased by the proceeds from our public offering. Partially offsetting the growth trend in net investment income was the sale of Assured Guaranty in 2004, which reduced the average invested asset base. The investment portfolio’s average market yield on fixed maturities was 5.4 percent at December 31, 2006, compared with 5.0 percent and 4.1 percent at December 31, 2005 and 2004, respectively. The following table shows the return on average invested assets for the years ended December 31, 2006, 2005 and 2004.

(in millions of U.S. dollars)	2006	2005	2004
Average invested assets	$34,007	$29,118	$24,129
Net investment income	$1,601	$1,264	$1,013
Return on average invested assets	4.7%	4.3%	4.2%

Net Realized Gains (Losses)

Our investment strategy takes a long-term view and our investment portfolio is actively managed to maximize total return within certain specific guidelines, designed to minimize risk. The majority of our investment portfolio is available for sale and reported at fair value. Our held to maturity investment portfolio is reported at amortized cost.

The effect of market movements on our available for sale investment portfolio impacts net income (through net realized gains (losses)) when securities are sold or when “other-than-temporary” impairments are recorded on invested assets. Additionally, net income is impacted through the reporting of changes in the fair value of derivatives including futures, options, swaps, GMIB reinsurance, and credit-default swaps. Changes in unrealized appreciation and depreciation on available for sale securities, which result from the revaluation of securities held, are reported as a separate component of accumulated other comprehensive income in shareholders’ equity.

On July 3, 2006, we completed the sale of ACE American Re, Brandywine Reinsurance Company (UK) Ltd (BRUK), and Brandywine Reinsurance Company S.A.-N.V. to Randall & Quilter Investment Holdings Limited (R&Q). The transaction resulted in a pre-tax realized loss of approximately $23 million.

The following table presents our pre-tax net realized gains (losses) for the years ended December 31, 2006, 2005 and 2004.

(in millions of U.S. dollars)	2006	2005	2004
Fixed maturities and short-term investments	$(220)	$(45)	$113
Equity securities	163	76	84
Foreign currency gains (losses)	(13)	—	1
Other	5	4	(21)
Derivatives:
Equity and fixed income derivatives	(40)	12	33
Fair value adjustment on insurance derivatives	7	29	(13)
Subtotal derivatives	(33)	41	20
Total net realized gains (losses)	$(98)	$76	$197

Subject to investment guidelines approved by our Finance and Investment Committee of the Board of Directors (relating to asset classes, credit quality, and liquidity), our investment managers generally have the ability to sell securities from our available for sale investment portfolio when they determine that an alternative security with comparable risks is likely to provide a higher investment return, considering the realized gain or loss on sale of the held security and differential in future investment income. Often, sales of individual securities occur when investment managers conclude there are changes in the credit quality of a particular security or, for other reasons, market value is apt to deteriorate. Further, we may sell securities when we conclude it is prudent to reduce a concentration in a particular issuer or industry. Therefore, sales volume may increase in a volatile credit market in which credit spreads and thus the market value of fixed maturity investments are subject to significant changes in a short period of time. The interest rate environment will tend to have a limited effect on sales volume but extreme conditions could have an effect on the magnitude of realized gains or losses. For example, in a declining interest rate environment, the market value of securities increases, resulting in a greater likelihood of net realized gains and we would therefore tend to reduce the average duration of our fixed maturity investment portfolio. An increasing interest rate environment would tend to have the opposite effect. The effect of a high level of realized losses or gains for a particular period will tend to be offset by increases or decreases in investment income, respectively, in subsequent periods. From a liquidity perspective, our greatest risk is that we could be forced to sell a large volume of securities at a loss (i.e., in a high interest rate environment) to meet operating needs and are thus unable to reinvest proceeds to recoup such losses with future investment income (refer to “Liquidity and Capital Resources” for more information).

In 2006, we recorded net realized losses of $33 million on derivative transactions. This compares with net realized gains of $41 million and $20 million, in 2005 and 2004, respectively. For a sensitivity discussion of the effect of changes in interest rates and equity indices on the fair value of derivatives and the resulting impact on our net income, refer to Item 7A.

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

The process of determining whether a decline in value is temporary or “other-than-temporary” requires considerable judgment and differs depending on whether or not the security is traded on a public market as well as by type of security. We review all of our fixed maturities and equity securities for potential impairment each quarter. Refer to Note 7 e) to the Consolidated Financial Statements for criteria we consider in assessing potential impairment and for a table which summarizes all of our securities in an unrealized loss position at December 31, 2006 and 2005.

Our net realized losses in 2006, included write-downs of $214 million, as a result of conditions which caused us to conclude that the decline in fair value was “other-than-temporary”. This compares with write-downs of $88 million and $39 million in 2005 and 2004, respectively. The impairments are primarily due to an increase in market interest rates from the date of security purchase and as such, are not credit-related.

A breakdown of write-downs by security type is included in Note 7 f) to the Consolidated Financial Statements.

Other Income and Expense Items

Years Ended December 31 (in millions of U.S. dollars)	2006	2005	2004
Equity in net income of partially-owned companies	$(60)	$(60)	$(41)
Minority interest expense	8	16	22
Federal excise tax	10	7	6
Other	7	12	9
Goodwill impairment	—	—	13
Other (income) expense	$(35)	$(25)	$9

Other income in 2006 and 2005 is primarily comprised of our equity in net income of Assured Guaranty (included in equity in net income of partially-owned companies), and minority interest (income) expense associated with our consolidated joint ventures. Other income and expense also includes certain excise taxes incurred as a result of capital management initiatives. As these are considered capital transactions, they are excluded from underwriting results and are reported in other (income) expense. Other includes $2 million of pre-closing transaction costs for the sale of the run-off subsidiaries in 2006, $9 million of expense due to the write-off of intangible assets in 2005 and $8 million in compensation expense in connection with the settlement of ACE stock awards held by employees of Assured Guaranty in 2004. In 2004, we recognized $13 million of goodwill impairments, following a review of our goodwill balance during the first quarter of 2004.

Investments

Our principal investment objective is to ensure that funds are available to meet our insurance and reinsurance obligations. Within this broad liquidity constraint, the purpose of our investment portfolio’s structure is to maximize total return subject to specifically approved guidelines of overall asset classes, credit quality, liquidity and volatility of expected returns. Our investment portfolio is invested primarily in fixed income securities with an average credit quality of AA, as rated by the independent investment rating service S&P. The portfolio is externally managed by independent, professional investment managers. The average duration of our fixed income securities, including the effect of options and swaps, increased to 3.3 years at December 31, 2006, compared with 2.9 years at December 31, 2005. We estimate that a 100 basis point increase in interest rates would reduce our book value by approximately $1.1 billion. Our “other investments” are principally comprised of direct investments, investment funds and limited partnerships.

The following table shows the fair value and cost/amortized cost of our invested assets at December 31, 2006 and 2005.

	December 31, 2006		December 31, 2005
(in millions of U.S. dollars)	Fair Value	Cost/ Amortized Cost	Fair Value	Cost/ Amortized Cost
Fixed maturities available for sale	$28,540	$28,389	$24,285	$24,273
Fixed maturities held to maturity	3,015	3,047	3,055	3,076
Short-term investments	2,456	2,456	2,299	2,299
	34,011	33,892	29,639	29,648
Equity securities	1,713	1,372	1,507	1,280
Other investments	845	661	675	592
Total investments	$36,569	$35,925	$31,821	$31,520

The fair value of our total investments increased $4.7 billion in 2006 compared with 2005, primarily due to the investment of $3.6 billion of positive cash flows in the current period, including the impact of the sale of the run-off companies which included, as part of the sale, cash and other investments of approximately $500 million. Unrealized appreciation of investments, particularly on fixed maturities, increased the total fair value of our investments by $353 million in 2006.

The following tables show the market value of our fixed maturities and short-term investments at December 31, 2006 and 2005. The first table lists investments according to type and the second according to S&P credit rating.

	December 31, 2006		December 31, 2005
(in millions of U.S. dollars)	Market Value	Percentage of Total	Market Value	Percentage of Total
Treasury	$1,322	4%	$1,956	6%
Agency	2,207	7%	1,506	5%
Corporate	7,394	22%	7,646	26%
Mortgage-backed securities	11,346	33%	8,363	28%
Asset-backed securities	2,020	6%	1,981	7%
Municipal	809	2%	504	2%
Non-U.S.	6,457	19%	5,384	18%
Short-term investments	2,456	7%	2,299	8%
Total	$34,011	100%	$29,639	100%

	December 31, 2006		December 31, 2005
(in millions of U.S. dollars)	Market Value	Percentage of Total	Market Value	Percentage of Total
AAA	$22,471	66%	$18,985	64%
AA	2,725	8%	2,108	7%
A	3,909	12%	4,350	15%
BBB	2,498	7%	2,083	7%
BB	943	3%	945	3%
B	1,365	4%	1,106	4%
Other	100	–	62	–
Total	$34,011	100%	$29,639	100%

In accordance with our investment process, we invest in below-investment grade securities through dedicated investment portfolios managed by external investment managers that have investment professionals specifically dedicated to this asset class. At December 31, 2006, our fixed income investment portfolio included below-investment grade and non-rated securities which, in total, comprised approximately seven percent of our fixed income portfolio. We define a security as being below-investment grade if it has an S&P credit rating of BB or less. Our below-investment grade and non-rated portfolio includes approximately 800 issues, with the top 15 holdings making up approximately 12 percent of the $2.5 billion balance at December 31, 2006. The highest single exposure in this portfolio of securities is $25 million. Below-investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss from default by the borrower is greater with below-investment grade securities. Below-investment grade securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, issuers of below-investment grade securities usually have higher levels of debt and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment grade issuers. We reduce the overall risk in the below-investment grade portfolio, as in all investments, through careful credit analysis, strict investment policy guidelines and diversification by issuer and/or guarantor as well as by industry.

Restricted Assets

We are required to maintain assets on deposit with various regulatory authorities to support our insurance and reinsurance operations. These requirements are generally promulgated in the statutory regulations of the individual jurisdictions. The assets on deposit are available to settle insurance and reinsurance liabilities. We also utilize trust funds in certain large transactions where the trust funds are set up for the benefit of the ceding companies and generally take the place of letter of credit (LOC) requirements. We also have investments in segregated portfolios primarily to provide collateral or guarantees for LOCs and debt instruments. (Refer to Notes 11 and 12 to the Consolidated Financial Statements)

The following table identifies the value of restricted assets at December 31, 2006 and 2005.

(in millions of U.S. dollars)	2006	2005
Deposits with U.S. regulatory authorities	$999	$921
Deposits with non-U.S. regulatory authorities	1,968	2,065
Assets used for collateral or guarantees	1,045	910
Trust funds	2,558	2,255
	$6,570	$6,151

The value of restricted assets increased seven percent in 2006 compared with 2005, primarily due to increased use of trust funds in support of U.S. business ceded by ACE Tempest Re USA to ACE Tempest Re Bermuda.

Asbestos and Environmental and Other Run-off Liabilities

Included in our liabilities for losses and loss expenses are amounts for A&E. These A&E liabilities principally relate to claims arising from bodily-injury claims related to asbestos products and remediation costs associated with hazardous waste sites. The estimation of these liabilities is particularly sensitive to future changes in the legal, social and economic environment. We have not assumed any such future changes in setting the value of our A&E reserves, which include provisions for both reported and IBNR claims.

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

The table below presents a roll forward of our consolidated A&E loss reserves, allocated and unallocated loss expense reserves for A&E exposures and the provision for uncollectible reinsurance, for the year ended December 31, 2006.

	Asbestos		Environmental		Total
(in millions of U.S. dollars)	Gross	Net	Gross	Net	Gross	Net
Balance at December 31, 2005*	$3,760	$1,964	$658	$553	$4,418	$2,517
Incurred activity	238	(71)	(55)	(24)	183	(95)
Payment activity	(373)	(185)	(86)	(67)	(459)	(252)
Foreign currency revaluation	28	6	3	2	31	8
Subtotal	3,653	1,714	520	464	4,173	2,178
Sale of certain run-off reinsurance subsidiaries	(461)	(236)	(33)	(33)	(494)	(269)
Balance at December 31, 2006	$3,192	$1,478	$487	$431	$3,679	$1,909

*The balance at December 31, 2005 has been adjusted to increase net reserves by $13 million for accounts not originally classified as A&E in our claim records, and to include $124 million of unallocated loss expense reserves and $310 million of provision for uncollectible reinsurance.

The A&E net loss reserves including allocated and unallocated loss expense reserves and provision for uncollectible reinsurance at December 31, 2006 of $2.1 billion shown in the above table are comprised of $1.6 billion in reserves held by Brandywine run-off companies, $245 million of reserves held by Westchester Specialty, $175 million of reserves held by ACE Bermuda and $124 million of reserves held by Insurance—Overseas General. Included in the net incurred activity above is $23 million of incurred development from Insurance—Overseas General and $21 million of unallocated loss adjustment expense incurred in the active ACE USA companies.

The net figures in the above table reflect third-party reinsurance other than reinsurance provided by NICO under three aggregate excess of loss contracts described below (collectively, the NICO contracts). We exclude the NICO contracts as they cover non-A&E liabilities as well as A&E liabilities. The split of coverage provided under the NICO contracts for A&E liabilities as compared to non-A&E liabilities is entirely dependant on the speed at which the related claims will be paid. Our ability to make an estimate of this split is not practicable. We believe, instead, that the A&E discussion is best provided excluding the NICO contracts, while separately discussing the NICO contracts in relation to the total subject business, both A&E and non-A&E, covered by those contracts. With certain exceptions, the NICO contracts provide coverage for our net A&E incurred losses and allocated loss expenses within the limits of coverage and above ACE’s retention levels. These exceptions include losses arising from operations of ACE Overseas General and participations by ACE Bermuda as a co-reinsurer or retrocessionaire in the NICO contracts.

The adverse gross asbestos incurred activity was primarily due to some deterioration in asbestos exposures driven by an increase in legal defense expenses and adverse development on select accounts, brought on by isolated circumstances specific to those accounts.

Despite the adverse gross asbestos incurred activity, net incurred activity declined in 2006. This was partially due to improvements in our recoverable estimation process, favorable actual paid net to gross trends since the prior review and changes in the mix of gross losses subject to reinsurance recoveries. Since our last A&E reserve study, we have improved our highly detailed and quantitative approach to modeling the cessions to our third party facultative and treaty reinsurance for each modeled account. We allocate each modeled ground-up account estimate to the applicable direct Brandywine policies and then apply the terms of each applicable facultative certificate and treaty program to determine the percentage ceded and the reinsurance ceded by reinsurer. This process allows us to specifically determine credit quality and hence the appropriate provision for uncollectible reinsurance. For this study, we applied the reinsurance model to over 90 percent of accounts, compared to 80 percent for the previous study. With respect to change in exposure mix, our overall gross incurred loss and loss expense comprises favorable and adverse development in the underlying component lines of business and exposures. We experienced adverse development with respect to gross losses for lines with significant third-party reinsurance (e.g. asbestos, excess liability) and favorable development of gross losses in less heavily reinsured lines. Hence, the impact of the adverse gross development was reduced by reinsurance recoveries while at the same time less of the favorable development was ceded to reinsurers and retained.

Brandywine Run-off – Impact of NICO Contracts on ACE’s Run-Off Liabilities

As part of the acquisition of the CIGNA’s P&C business, NICO provided $2.5 billion of reinsurance protection to Century on all Brandywine loss and loss adjustment expense reserves and on the A&E reserves of various ACE INA insurance subsidiaries reinsured by Century (in each case, including uncollectible reinsurance). The benefits of this NICO contract (the “Brandywine NICO Agreement”) flow to the other Brandywine companies and to the ACE INA insurance subsidiaries through reinsurance agreements between those companies and Century. The Brandywine NICO Agreement was exhausted on an incurred basis in the fourth quarter of 2002.

The following table presents a roll forward of net loss reserves, allocated and unallocated loss adjustment expense reserves and provision for uncollectible reinsurance in respect of Brandywine operations only, including the impact of the Brandywine NICO Agreement. The table represents the full year of the Brandywine incurred activity as well as the results of the reserve reviews discussed below.

	Brandywine			NICO Coverage(2)	Net of NICO Coverage
(in millions of U.S. dollars)	A&E	Other(1)	Total
Balance at December 31, 2005	$1,951	$1,422	$3,373	$2,161	$1,212
Incurred activity	(146)	152	6	—	6
Payment activity	(192)	(117)	(309)	(279)	(30)
Subtotal	1,613	1,457	3,070	1,882	1,188
Sale of certain run-off reinsurance subsidiaries	(269)	(203)	(472)	—	(472)
Balance at December 31, 2006	$1,344	$1,254	$2,598	$1,882	$716

(1) Other consists primarily of workers’ compensation, non-A&E general liability losses and provision for uncollectible reinsurance on non-A&E business.

(2) The NICO Coverage amount at December 31, 2005 has been increased by $299 million to exclude the impact of advances received from NICO.

Reserve Reviews

During 2006, we conducted an internal, ground-up review of our consolidated A&E liabilities as of June 30, 2006. During the same period, a team of external actuaries performed an evaluation as to the adequacy of the reserves of Century. This external review was conducted in accordance with the Brandywine Restructuring Order, which requires that an external actuarial review of Century’s reserves be completed every two years. In addition, we engaged the external actuaries to review the A&E reserves of ACE American Re. As a result of the internal review, we concluded that our net loss reserves for the Brandywine operations, including A&E, were adequate and, therefore, no change to the carried net reserve was required, while the gross loss reserves increased by approximately $210 million. The conclusions of the external review provided estimates of ultimate gross and net Brandywine liabilities that are lower than a comparable study in 2004. As a result, the difference in net loss reserves between the internal and external studies has narrowed to approximately $150 million ($100 million after-tax) from $300 million ($180 million after-tax) in 2004. Our A&E reserves are not discounted and do not reflect any anticipated future changes in the legal, social or economic environment, or any benefit from future legislative reforms.

Westchester Specialty – Impact of NICO Contracts on ACE’s Run-Off Liabilities

As part of the acquisition of Westchester Specialty in 1998, NICO provided a 75 percent pro-rata share of $1 billion of reinsurance protection on losses and loss adjustment expenses incurred on or before December 31, 1996, in excess of a retention of $721 million (the 1998 NICO Agreement). NICO has also provided an 85 percent pro-rata share of $150 million of reinsurance protection on losses and allocated loss adjustment expenses incurred on or before December 31, 1992, in excess of a retention of $755 million (the 1992 NICO Agreement). At December 31, 2006, the remaining unused incurred limit under the 1998 NICO Agreement was $485 million, which is available only for losses and allocated loss adjustment expenses. The 1992 NICO Agreement is exhausted on an incurred basis.

The following table presents a roll forward of net loss reserves, allocated and unallocated loss adjustment expense reserves and provision for uncollectible reinsurance in respect of 1996 and prior Westchester Specialty operations that are the subject business of the NICO covers.

	Westchester Specialty			NICO Coverage	Net of NICO Coverage
(in millions of U.S. dollars)	A&E	Other*	Total
Balance at December 31, 2005	$260	$196	$456	$375	$81
Incurred activity	7	1	8	5	3
Payment activity	(22)	(20)	(42)	(24)	(18)
Balance at December 31, 2006	$245	$177	$422	$356	$66

* Other consists primarily of non-A&E general liability and products liability losses.

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

Environmental claims present exposure for remediation and defense costs associated with the contamination of property as a result of pollution. It is common, especially for larger defendants, to be named as a potentially responsible party (PRP) at multiple sites. Our environmental claim count definition is based on policyholder by site numbers. For example, if a policyholder were named as a PRP at ten pollution sites, we would track this as ten claim counts. In addition, should we have multiple policyholders identified as PRP’s at the same waste site, each would constitute a separate claim count.

The table below summarizes count information for asbestos and environmental claims for the years ended December 31, 2006 and 2005, for direct policies only, and excludes claims from assumed reinsurance.

	2006	2005
Asbestos (by causative agent)
Open at the beginning of year	1,349	1,340
Newly reported	80	118
Closed or otherwise disposed	38	109
Open at end of year	1,391	1,349
Environmental (by site)
Open at the beginning of year	6,902	7,172
Newly reported	220	345
Closed or otherwise disposed	698	615
Open at end of year	6,424	6,902

In 2006, the number of newly reported asbestos claims declined 32 percent to 80, compared with 118 new claims in 2005. The total pending asbestos claims increased three percent to 1,391 at December 31, 2006, compared with 1,349 at December 31, 2005. This increase in pending claims is influenced by the number of closings during the period. Given the nature of asbestos claim files, it is not unusual for a file to remain open for a period of time after the financial activity on the file has ended and a minimal increase in pending claims should not be taken as an adverse indication of underlying trends.

In 2006, the number of newly reported environmental claims continued the decline experienced in recent years. The number of new sites in 2006 declined 36 percent to 220, compared with 345 in 2005. Total pending environmental claims at December 31, 2006 declined seven percent to 6,424, compared with 6,902 at December 31, 2005.

The following table shows our gross and net survival ratios for our A&E loss reserves and allocated loss adjustment expense (ALAE) reserves at December 31, 2006.

	3 Year Survival Ratios		1 Year Survival Ratios
	Gross	Net	Gross	Net
Asbestos	10.9	10.5	8.8	7.5
Environmental	4.0	5.9	5.6	6.4
Total	8.9	8.8	8.2	7.2

The net ratios reflect third party reinsurance other than the aggregate excess reinsurance provided under the NICO contracts. These survival ratios are calculated by dividing the asbestos or environmental loss and ALAE reserves by the average asbestos or environmental loss and ALAE payments for the three most recent calendar years (3 year survival ratio), and by asbestos or environmental loss and ALAE payments in 2006 (1 year survival ratio). The survival ratios provide only a very rough measure of reserve adequacy and are significantly impacted by a number of factors such as aggressive settlement practices, variations in gross to ceded relationships within the asbestos or environmental claims and levels of coverage provided. We therefore urge caution in using these very simplistic ratios to gauge reserve adequacy and note that the 1 year survival ratios, particularly, are likely to move considerably from year to year for the reasons just described.

Our survival ratios decreased in 2006, compared with 2005. In 2005, the net 1 year survival ratio for asbestos was 33.0, compared with 7.5 in 2006, and was heavily impacted by a single large cession of paid losses, which resulted in an atypically high net survival ratio. Additionally, in 2006, we had a favorable settlement that resulted in a full buyback of policy obligations on a significant account that resulted in a large increase in payments for the year and, therefore, had an unfavorable impact on our asbestos survival ratios.

Brandywine Run-off Entities

In addition to housing a significant portion of our A&E exposure, the Brandywine operations include run-off liabilities related to various insurance and reinsurance businesses. The following companies comprise ACE’s Brandywine operations: Century (a Pennsylvania insurer), Century Re (a Pennsylvania insurer) and Century International Reinsurance Company Ltd. (a Bermuda insurer (CIRC)). All of the Brandywine companies are direct or indirect subsidiaries of Brandywine Holdings.

The U.S.-based ACE INA companies assumed two contractual obligations in respect of the Brandywine operations in connection with the Restructuring: a dividend retention fund obligation and a surplus maintenance obligation in the form of an aggregate excess of loss reinsurance agreement. In accordance with the Brandywine restructuring order, INA Financial Corporation established and funded a dividend retention fund (the Dividend Retention Fund) consisting of $50 million plus investment earnings. The full balance of the Dividend Retention Fund was contributed to Century as of December 31, 2002. To the extent future dividends are paid by INA Holdings Corporation to its parent, INA Financial Corporation, and to the extent INA Financial Corporation then pays such dividends to INA Corporation, a portion of those dividends must be withheld to replenish the principal of the Dividend Retention Fund to $50 million within five years. In 2006, 2005 and 2004, no such dividends were paid and, therefore, no replenishment of the Dividend Retention Fund occurred. The obligation to maintain and to replenish the Dividend Retention Fund as necessary and to the extent dividends are paid is ongoing until ACE INA receives prior written approval from the Pennsylvania Insurance Commissioner to terminate the fund.

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

Effective December 31, 2004, ACE INA Holdings contributed $100 million to Century in exchange for a surplus note. After giving effect to the contribution and issuance of the surplus note, the statutory surplus of Century at December 31, 2006 was $25 million and approximately $349 million in statutory-basis losses were ceded to the Aggregate Excess of Loss Agreement. Century reports the amount ceded under the Aggregate Excess of Loss Agreement in accordance with statutory accounting principles, which differ from GAAP by, among other things, allowing Century to discount its asbestos and environmental reserves. For GAAP reporting purposes, intercompany reinsurance recoverables related to the Aggregate Excess of Loss Agreement are eliminated upon consolidation. To estimate ACE’s remaining claim exposure under the Aggregate Excess of Loss Agreement under GAAP, we adjust the statutory cession to exclude the discount embedded in statutory loss reserves. At December 31, 2006, approximately $654 million in GAAP basis losses were ceded under the Aggregate Excess of Loss Agreement, leaving a remaining limit of coverage under that agreement of approximately $146 million. At December 31, 2005, the remaining limit of coverage under the agreement was $7 million. The increase in the remaining limit in 2006 was primarily related to the sale of the run-off reinsurance subsidiaries. While we believe ACE has no legal obligation to fund losses above the Aggregate Excess of Loss Agreement limit of coverage, ACE’s consolidated results would nevertheless continue to report any losses above the limit of coverage for so long as the Brandywine companies remain consolidated subsidiaries of ACE.

Uncertainties Relating to ACE’s Ultimate Brandywine Exposure

In addition to the Dividend Retention Fund and Aggregate Excess of Loss Agreement commitments described above, certain ACE entities are primarily liable for asbestos, environmental and other exposures that they have reinsured to Century. Accordingly, if Century were to become insolvent and ACE were to lose control of Century, some or all of the recoverables due to these ACE companies from Century could become uncollectible, yet those ACE entities would continue to be responsible to pay claims to their insureds or reinsureds. Under such circumstances, ACE would recognize a loss in its consolidated statement of operations. As of December 31, 2006, the aggregate reinsurance balances ceded by the active ACE companies to Century were approximately $1.5 billion. At December 31, 2006, Century’s carried gross reserves (including reserves ceded by the active ACE companies to Century) were $4.0 billion. We believe the intercompany reinsurance recoverables, which relate to liabilities payable over many years (i.e., 25 years or more), are not impaired at this time. A substantial portion of the liabilities ceded to Century by its affiliates have in turn been ceded by Century to NICO and, as of December 31, 2006, approximately $1.9 billion of cover remains on a paid basis. Should Century’s loss reserves experience adverse development in the future and should Century be placed into rehabilitation or liquidation, the reinsurance recoverables due to Century’s affiliates would be payable only after the payment in full of certain expenses and liabilities, including administrative expenses and direct policy liabilities. Thus, the intercompany reinsurance recoverables would be at risk to the extent of the shortage of assets remaining to pay these recoverables. As of December 31, 2006, reserves ceded by Century to the active ACE companies and other amounts owed to Century by the active ACE companies were approximately $550 million in the aggregate.

In a lawsuit filed in California state court in December 1999 (AICCO, Inc v. Insurance Company of North America, et al.), certain competitors of ACE USA challenged the validity of the Restructuring under California’s Unfair Competition Law, Business and Professions Code Section 17200 (UCL). The lawsuit claims that the Restructuring is not applicable to California policyholders under the UCL because it constituted a transfer of liabilities without the consent of the policyholders. The suit also claims that the notice of the Restructuring was misleading. In November 2004, the voters of California approved Proposition 64 amending the UCL by, among other things, requiring that lawsuits brought under the UCL be brought by plaintiffs who have suffered actual injury as a result of the challenged business practice. In response to a motion to dismiss brought by ACE USA, the court ruled in February 2005 that the competitors/plaintiffs who brought this suit have not alleged actual injury as required by Proposition 64 and dismissed the suit. Plaintiffs filed a timely notice of appeal on May 5, 2005. Oral argument over plaintiffs’ appeal was held on April 19, 2006. On May 10, 2006, the Court of Appeals affirmed the dismissal of AICCO’s lawsuit. AICCO filed a petition to appeal to the California Supreme Court, however, the California Supreme Court accepted review of another unrelated case that will ultimately decide the issue of whether Proposition 64 should be applied retroactively and which will be binding on this case. On July 24, 2006, the California Supreme Court announced its decision in Californians for Disability Rights v Mervyn’s et al., ruling that Proposition 64 applies to pending cases. The Supreme Court has entered an order denying leave to appeal and this case is concluded.

Sale of Certain Brandywine Companies

Refer to Note 3 to our Consolidated Financial Statements.

Catastrophe Exposure Management

We have exposure to catastrophic event risks from global insurance and reinsurance writings of property and workers’ compensation and, to a lesser extent, marine, aviation and energy. This potential loss accumulation, caused by either man-made (for example, terrorism, aviation) or natural perils (for example, hurricane, earthquake) is addressed using several different approaches. First, we have established a series of Product Boards to ensure that geographic, product and client exposures are appropriate and meet both account level and portfolio limit guidelines adopted by the Product Boards. Second, we have a standardized modeling approach across our organization that utilizes a third-party catastrophe simulation software package as the basis for preparing probabilistic estimates of our potential catastrophic loss. Each unit with catastrophe exposure is required to model, price and manage its catastrophe risk using the output analytics from the software and this output also allows the aggregation of risk within and across business units. We continually examine the reasonableness of the modeling assumptions and their applicability to reflect the catastrophic loss potential of our various businesses. In addition, we maintain minimum data quality standards that must be met in order to quote and bind business. The aggregation of risk across units, products, perils and geography is performed across our organization on a quarterly basis to provide an overall assessment of risk and the results reviewed by senior management each quarter. Management maintains a prudent level of risk through a series of related accumulation thresholds that cap the net retention from single or multiple events, the probability of exhaustion of core catastrophe reinsurance programs, and the net catastrophe loss relative to tangible capital (shareholders’ equity less goodwill). Third, where the risk / return economics are compelling, reinsurance is purchased from reinsurers of appropriate quality and security to protect the business unit level from accumulations arising either within product, peril or business unit or across a combination thereof such that the aggregate risk from a catastrophe loss is appropriate to the unit’s capital structure. Despite the above controls, there remains uncertainty about the characteristics, timing and extent of insured loss given the nature of catastrophes.

Natural Catastrophe Reinsurance Program

ACE’s core catastrophe reinsurance program provides protection against natural catastrophes impacting its primary operations (i.e. excluding assumed reinsurance) and consists of two separate towers.

First, for losses arising out of North America, our core traditional program renewed on January 1, 2007, and we purchased $125 million part of $350 million excess of $200 million in coverage and we purchased $161 million part of $250 million excess of $300 million in coverage. The combined effect of our traditional program purchase is that we have 100 percent of $250 million excess of $300 million in coverage placed and we have approximately 36 percent of the $100 million excess $200 million layer placed. Each of these layers has a single reinstatement. In addition, we have purchased multi-year, peril specific coverage from a major reinsurer that is backed by their credit worthiness and the issuance of fully collateralized catastrophe bonds. Under this multi-year coverage, we have $200 million of U.S. – hurricane coverage in excess of $570 million retention. In addition, we have purchased U.S. – earthquake coverage for California, Pacific Northwest, and Central U.S. This cover is 25 percent of $200 million of loss incurred in excess of a $570 million retention. Finally, we also purchased a combined US earthquake (as defined above) and U.S. hurricane top layer cover of 67 percent of $150 million of loss incurred in excess of a $770 million retention. These multiyear programs do not have a reinstatement feature. The Company also entered into a swap agreement whereby the Company received $100 million of U.S. – earthquake (California, and Pacific Northwest) protection in exchange for providing its counterparty with protection for northeast U.S. – hurricane exposure. Payments for each side of the swap would be triggered if, following a catastrophic event from a covered region and peril, the counter-party and industry insured losses reach levels as specified in the swap contract. By way of comparison, the 2007 program has approximately $135 million more in coverage for U.S. – hurricane and $185 million more in coverage for California earthquake than the expiring program. The actual retention for 2007 will depend upon the nature of the loss and the interplay between the underlying per risk programs and certain other coverages purchased by individual business units.

Second, for losses arising outside of North America and effective July 1, 2006, we have protection of 100 percent of $250 million from a single catastrophic event in excess of the retention of $50 million with two reinstatements. There is further protection above this core program, (i.e., $200 million excess of $300 million for Asia Pacific and $100 million excess of $300 million for Europe). In addition, there are various underlying per risk and catastrophe treaties underlying the core program’s retention of $50 million. The program has essentially the same terms as expiring but with the addition of the Europe specific layer.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity is a measure of a company’s ability to generate cash flows sufficient to meet short-term and long-term cash requirements of its business operations. As a holding company, ACE possesses assets that consist primarily of the stock of its subsidiaries, and of other investments. In addition to net investment income, our cash flows currently depend primarily on dividends or other statutorily permissible payments. Historically, these dividends and other payments have come from ACE’s Bermuda-based operating subsidiaries, which we refer to as our Bermuda subsidiaries.

As an insurance company, one of our principal responsibilities to our clients is to ensure that we have ready access to funds to settle large unforeseen claims. Given anticipated growth in premiums and a lengthening of the average duration of our claim liabilities due to a higher proportionate growth in long-tail relative to short-tail business, we expect that positive cash flow from operations (underwriting activities and investment income) will be sufficient to cover cash outflows under most loss scenarios through 2007. To further ensure the sufficiency of funds to settle unforeseen claims, we hold a certain amount of invested assets in cash and short-term investments and maintain available credit facilities (refer to the section entitled “Credit Facilities” below). In addition, for certain insurance, reinsurance, or deposit contracts that tend to have relatively large and reasonably predictable cash outflows, such as loss portfolio contracts, we attempt to establish dedicated portfolios of assets that are duration-matched with the related liabilities. With respect to the duration of our overall investment portfolio, we manage asset durations to both maximize return given current market conditions and provide sufficient liquidity to cover future loss payments. In a low interest rate environment, the overall duration of our fixed maturity investments tends to be shorter and in a high interest rate environment, such durations tend to be longer. Given the current low-rate environment, at December 31, 2006, the average duration of our fixed maturity investments (3.3 years) is less than the average expected duration of our insurance liabilities (4 years).

Despite our safeguards, if paid losses accelerated beyond our ability to fund such paid losses from current operating cash flows, we might need to either liquidate a portion of our investment portfolio or arrange for financing. Potential events causing such a liquidity strain could include several significant catastrophes occurring in a relatively short period of time or large scale uncollectible reinsurance recoverables on paid losses (as a result of coverage disputes, reinsurers’ credit problems or decreases in the value of collateral supporting reinsurance recoverables). Additional strain on liquidity could occur if the investments sold to fund loss payments were sold at depressed prices. Because each subsidiary focuses on a more limited number of specific product lines than is collectively available from the ACE Group of Companies, the mix of business tends to be less diverse at the subsidiary level. As a result, the probability of a liquidity strain, as described above, may be greater for individual subsidiaries than when liquidity is assessed on a consolidated basis. If such a liquidity strain were to occur in a subsidiary, we could liquidate a portion of the portfolio as well as be required to contribute capital to the particular subsidiary and/or curtail dividends from the subsidiary to support holding company operations.

The payments of dividends or other statutorily permissible distributions from our operating companies are subject to the laws and regulations applicable to each jurisdiction, as well as the need to maintain capital levels adequate to support the insurance and reinsurance operations, including financial strength ratings issued by independent rating agencies, which are discussed below. During 2006, we were able to meet all of our obligations, including the payment of dividends declared on our Ordinary Shares and Preferred Shares, with our net cash flow and dividends received. Should the need arise, we generally have access to the capital markets and other available credit facilities.

We assess which subsidiaries to draw dividends from based on a number of factors. Considerations such as regulatory and legal restrictions as well as the subsidiary’s financial condition are paramount to the dividend decision. The legal restrictions on the payment of dividends from retained earnings by our Bermuda subsidiaries are currently satisfied by the share capital and additional paid-in capital of each of the Bermuda subsidiaries. In 2006, ACE Bermuda declared and paid dividends of $491 million and ACE Tempest Life Reinsurance declared and paid dividends of $125 million. During 2005, ACE Bermuda and ACE Tempest Life Reinsurance declared and paid dividends of $548 million and $32 million, respectively. We expect that a majority of our cash inflows in 2007 will be from our Bermuda subsidiaries.

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

ACE did not receive any dividends from ACE Global Markets or ACE INA in 2006 and 2005. The debt issued by ACE INA to provide partial financing for the ACE INA acquisition and for other operating needs is serviced by statutorily permissible distributions by ACE INA’s insurance subsidiaries to ACE INA as well as other group resources.

Our consolidated sources of funds consist primarily of net premiums written, net investment income and proceeds from sales and maturities of investments. Funds are used primarily to pay claims, operating expenses, dividends, debt service and for the purchase of investments. After satisfying our cash requirements, excess cash flows from these underwriting and investing activities are invested.

Our insurance and reinsurance operations provide liquidity in that premiums are received in advance, sometimes substantially in advance, of the time claims are paid. Generally, cash flows are affected by claim payments that, due to the nature of our operations, may be comprised of large loss payments on a limited number of claims and which can fluctuate significantly from period to period. The irregular timing of these loss payments can create significant variations in cash flows from operations between periods. Refer to “Contractual obligations and commitments” for our estimate for future claim payments by period.

Sources of liquidity include cash from operations, routine sales of investments and financing arrangements. The following is a discussion of our cash flows for the years ended December 31, 2006 and 2005.

• Our consolidated net cash flows from operating activities were $4.1 billion in 2006, compared with $4.3 billion in 2005. These amounts reflect net income for each period, adjusted for non-cash items and changes in working capital. Net income increased to $2.3 billion in 2006, compared with $1 billion in 2005. For 2006, significant adjustments included increases in unpaid losses and loss expenses and unearned premiums of $1 billion and a decrease in reinsurance recoverable of $766 million due to growth in casualty and A&H lines. Net cash flows from operating activities were negatively impacted by increased catastrophe loss payments in 2006 and 2005.

• Our consolidated net cash flows used for investing activities were $3.8 billion in 2006, compared with $5.6 billion in 2005. For the indicated periods, net cash flows used for investing activities were related principally to net purchases of fixed maturities. The 2006 year included the impact of the sale of the run-off companies which reduced cash and investments by approximately $500 million. In 2005, net cash flows used for investing activities benefited from the net proceeds of the public offering of approximately $1.5 billion.

• Our consolidated net cash flows used for financing activities were $284 million in 2006, compared with consolidated net cash flows from financing activities of $1.3 billion in 2005. Net cash flows used for financing activities in 2006 were primarily comprised of dividends paid on Ordinary Shares, partially offset by proceeds from the exercise of options for Ordinary Shares. In 2005, cash flows from financing activities were primarily comprised of the net proceeds of the public offering, partially offset by dividends paid on Ordinary Shares.

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

In order to enhance cash management efficiency, during 2006, we entered into agreements with a bank provider to implement an international multi-currency notional cash pooling program and a U.S. multi-currency notional cash pooling program. In each program, participating ACE entities (based on regulatory approval) establish deposit accounts in different currencies with the bank provider and, each day, the credit or debit balances in every account are notionally translated into a single currency (U.S. dollars) and then notionally pooled. The bank extends overdraft credit to any participating ACE entity as needed, provided that the overall notionally-pooled balance of all accounts in each pool at the end of each day is at least zero. Actual cash balances are not physically converted and are not co-mingled between legal entities. This arrangement is particularly effective during periods of short-term timing mismatches between expected inflows and outflows of cash by currency. ACE entities may incur overdraft balances as a means to address such mismatches, and any overdraft balances incurred under this program by an ACE entity would be guaran -

teed by ACE Limited (up to $150 million in the aggregate). ACE Limited has negotiated a dedicated credit facility to support both programs.

ACE Limited and its subsidiaries are assigned debt and financial strength (insurance) ratings from internationally recognized rating agencies, including S&P, A.M. Best, Moody’s Investors Service and Fitch. The ratings issued on our companies by these agencies are announced publicly and are available directly from the agencies. Our Internet site, www.acelimited.com, also contains some information about our ratings, which can be found under the Investor Information tab.

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

Debt ratings apply to short-term and long-term debt as well as preferred stock. These ratings are assessments of the likelihood that we will make timely payments of principal, interest and preferred stock dividends.

It is possible that, in the future, one or more of the rating agencies may reduce our existing ratings. If one or more of our ratings were downgraded, we could incur higher borrowing costs, and our ability to access the capital markets could be impacted. In addition, our insurance and reinsurance operations could be adversely impacted by a downgrade in our financial strength ratings, including a possible reduction in demand for our products in certain markets.

Capital Resources

Capital resources consist of funds deployed, or available to be deployed, to support our business operations. The following table summarizes the components of our capital resources at December 31, 2006 and 2005.

(in millions of U.S. dollars)	December 31 2006	December 31 2005
Short-term debt	$578	$300
Long-term debt	1,560	1,811
Total debt	2,138	2,111
Trust preferred securities	309	309
Preferred Shares	557	557
Ordinary shareholders’ equity	13,721	11,255
Total shareholders’ equity	14,278	11,812
Total capitalization	$16,725	$14,232
Ratio of debt to total capitalization	12.8%	14.8%
Ratio of debt plus trust preferred securities to total capitalization	14.6%	17.0%

We believe our financial strength provides us with the flexibility and capacity to obtain funds externally through debt or equity financing on both a short-term and long-term basis. Our ability to access the capital markets is dependent on, among other things, market conditions and our perceived financial strength. We have accessed both the debt and equity markets from time to time.

Short-term Debt

We have commercial paper programs that use revolving credit facilities as back-up facilities and provide for up to $600 million in commercial paper issuance for each of ACE Limited and ACE INA Holdings, Inc. (subject to the availability of back-up facilities, which currently total $600 million). At December 31, 2006, there was no commercial paper outstanding. Short-term debt consisted of $500 million of 6.0 percent senior notes due April 2007 and a $78 million 6.15 percent term loan due December 2007.

Long-term Debt

During the first quarter of 2007 we issued, at a slight discount, $500 million of 5.7 percent senior notes due 2017. We plan to use the net proceeds from this issuance together with available cash to repay $500 million of indebtedness maturing in April 2007. Long-term debt includes $300 million, 6.7 percent senior notes due 2036, issued at a slight discount in 2006. The net proceeds together with available cash were used to repay the $300 million, 8.3 percent notes which matured in August 2006. Our total long-term debt of $1.6 billion is described in detail in Note 11 to our Consolidated Financial Statements.

The following instruments have specific collateral triggers. In 1998, ACE US Holdings issued $250 million of unsecured senior notes that mature in October 2008. In December 1999, ACE INA issued $300 million of unsecured subordinated notes that mature in December 2009; we repaid $100 million of this outstanding amount during 2002. We have a $450 million credit default swap in place that has the economic effect of reducing our cost of borrowing associated with these two issuances. The minimum collateral in connection with the credit default swap is $158 million. The actual collateral can be higher depending on the credit quality of securities pledged.

Under these transactions, we would be required to provide collateral of $450 million if S&P downgraded our debt rating to BB+ or lower or downgraded ACE Bermuda’s financial strength rating to BBB- or lower. Although there can be no assurance, we believe it is unlikely that either of these two events will occur. In the event that we terminate either of the swaps prematurely, we would be liable for certain transaction costs. The counter-party in each swap is a highly rated major financial institution and management does not anticipate non-performance.

Trust Preferred Securities

During 1999 and 2000, we issued $800 million of trust preferred securities. The funds generated from these issues were used to partially finance the ACE INA acquisition. In 2002, $400 million of the trust preferred securities matured and were repaid. In 2005 and 2004, we repaid an additional $175 million ($100 million ACE INA trust preferred securities in 2005 and $75 million Capital Re trust preferred securities in 2004). The securities outstanding consist of $300 million of trust preferred securities due in 2030, issued by a special purpose entity (a trust) that is wholly owned by us. The sole assets of the special purpose entities are debt instruments issued by one or more of our subsidiaries. The special purpose entity looks to payments on the debt instruments to make payments on the preferred securities. We have guaranteed the payments on these debt instruments. The trustees of the trust include one or more of our officers and at least one independent trustee, such as a trust company. Our officers serving as trustees of the trust do not receive any compensation or other remuneration for their services in such capacity. The full $309 million of outstanding trust preferred securities (calculated as $300 million as discussed above plus our equity share of the trust) is shown on our consolidated balance sheet as a liability. Additional information with respect to the trust preferred securities is contained in Note 11 to our Consolidated Financial Statements.

Ordinary Shares

Total shareholders’ equity increased $2.5 billion in 2006, primarily due to net income of $2.3 billion and unrealized appreciation on our investment portfolio, partially offset by dividends declared. Our ratios of debt to total capitalization and debt plus trust preferred securities to total capitalization have decreased due to the increase in shareholders’ equity and stable debt and trust preferred securities.

In October 2005, we completed a public offering of 32.91 million Ordinary Shares for total gross proceeds of approximately $1.5 billion.

As part of our capital management program, in November 2001, our Board of Directors authorized the repurchase of any ACE issued debt or capital securities including Ordinary Shares, up to $250 million. At December 31, 2006, this authorization had not been utilized. We generally maintain shelf capacity at all times in order to allow capital market access for refinancing as well as for unforeseen capital needs. Consistent with this policy, in 2005, we filed an unlimited shelf registration which expires in December 2008.

On January 12, 2006, and April 13, 2006, we paid dividends of 23 cents per ordinary share to shareholders of record on December 30, 2005 and March 31, 2006, respectively. On July 14, 2006, October 13, 2006, and January 12, 2007, we paid dividends of 25 cents per share to shareholders of record on June 30, 2006, September 30, 2006, and December 29, 2006, respectively. We have paid dividends each quarter since we became a public company in 1993. However, the declaration, payment and value of future dividends on ordinary shares is at the discretion of our Board of Directors and will be dependent upon our profits, financial requirements and other factors including legal restrictions on the payment of dividends and such other factors as our Board of Directors deems relevant. Dividends on the preferred shares are payable quarterly when, and if, declared by our Board of Directors, in arrears on March 1, June 1, September 1 and December 1 of each year. In 2006, we paid dividends of $4.875 per preferred share on March 1, June 1, September 1, and December 1, to shareholders of record on February 28, May 31, August 31 and November 30, respectively.

Contractual Obligations and Commitments

The table below shows our contractual obligations and commitments including our payments due by period at December 31, 2006:

	Payments Due By Period
(in millions of U.S. dollars)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Payment amounts determinable from the respective contracts
Deposit liabilities	$335	$60	$116	$84	$75
Purchase obligations	351	71	193	87	–
Limited partnerships – funding commitments	303	–	303	–	–
Operating leases	357	59	101	79	118
Short-term debt	578	578	–	–	–
Long-term debt	1,560	–	649	–	911
Trust preferred securities	309	–	–	–	309
Interest on debt obligations	1,812	137	234	186	1,255
Total obligations in which payment amounts are determinable from the respective contracts	5,605	905	1,596	436	2,668
Payment amounts not determinable from the respective contracts
Estimated gross loss payments under insurance and reinsurance contracts	35,517	8,181	9,245	5,176	12,915
Estimated payments for future life and annuity policy benefits	1,671	105	205	206	1,155
Total contractual obligations and commitments	$42,793	$9,191	$11,046	$5,818	$16,738

The above table excludes pension obligations and our Preferred Shares. Minimum funding requirements for our pension obligations are immaterial over the next year. Subsequent funding commitments are apt to vary due to many factors and are difficult to estimate at this time. Our Preferred Shares, issued in 2003, have no fixed repayment terms. We may redeem the Preferred Shares at any time after May 30, 2008, at a redemption value of $25 per depository share (each of which represent one-tenth of one Preferred Share) or at any time under certain limited circumstances. Refer to Notes 13 and 15 to our Consolidated Financial Statements for more information on our Preferred Shares and pension plans, respectively.

We have no other significant contractual obligations or commitments not reflected in the table above.

Deposit Liabilities

Deposit liabilities include reinsurance deposit liabilities of $225 million and $212 million and contract holder deposit funds of $110 million and $138 million for 2006 and 2005, respectively. The reinsurance deposit liabilities arise from contracts we sold for which there is not a significant transfer of risk. At contract inception, the deposit liability is equal to net cash we received. An accretion rate is established based on actuarial estimates whereby the deposit liability is increased to the estimated amount payable over the term of the contract. The deposit accretion rate is the rate of return required to fund expected future payment obligations. We periodically reassess the estimated ultimate liability and related expected rate of return. Any resulting changes to the amount of the deposit liability are reflected as an adjustment to earnings to reflect the cumulative effect of the period the contract has been in force, and by an adjustment to the future accretion rate of the liability over the remaining estimated contract term.

Additional information with respect to deposit liabilities is contained in Note 2 j) to our Consolidated Financial Statements.

Purchase Obligations

We are party to enforceable and legally binding agreements to purchase certain services. Purchase obligations in the table primarily comprise audit fees and agreements with vendors to purchase system software administration and maintenance services.

Limited Partnerships – Funding Commitments

In connection with our investments in limited partnerships, we have commitments that may require funding of up to $303 million over the next several years. The timing of the payment of these commitments is uncertain and will differ from our estimated timing in the table.

Operating Lease Commitments

We lease office space in most countries in which we operate under operating leases that expire at various dates through December 2033. We renew and enter into new leases in the ordinary course of business as required.

Estimated Gross Loss Payments under Insurance and Reinsurance Contracts

We are obligated to pay claims under insurance and reinsurance contracts for specified loss events covered under those contracts. Such loss payments represent our most significant future payment obligation as a P&C insurance and reinsurance company. In contrast to other contractual obligations, cash payments are not determinable from the terms specified within the contract. For example, we do not ultimately make a payment to our counterparty for many insurance and reinsurance contracts (i.e., when a loss event has not occurred) and if a payment is to be made, the amount and timing cannot be determined from the contract. In the table above, we estimate payments by period relating to our gross liability for unpaid losses and loss expenses included in the consolidated balance sheet at December 31, 2006 and do not take reinsurance recoverables into account. These estimated loss payments are inherently uncertain and the amount and timing of actual loss payments are likely to differ from these estimates and the differences could be material. Given the numerous factors and assumptions involved in both estimates of loss and loss expense reserves and related estimates as to the timing of future loss and loss expense payments in the table above, differences between actual and estimated loss payments will not necessarily indicate a commensurate change in ultimate loss estimates.

Estimated Payments for Future Life and Annuity Policy Benefits

We establish reserves for future policy benefits for life and annuity contracts including, but not limited to, guaranteed minimum death benefits (GMDBs) and GMIBs. The amounts in the table are gross of fees or premiums due from the underlying contracts. The liability for future policy benefits for life and annuity contracts presented in our balance sheet is discounted and, with respect to GMIB reinsurance, reflected net of fees or premiums due from the underlying contracts, and with respect to GMDB reinsurance, does not consider benefit payments related to future fees or premiums not recognized through the balance sheet date. Accordingly, the estimated amounts in the table exceed the liability for future policy benefits for life and annuity contracts presented in our balance sheet. Payment amounts related to these reserves must be estimated and are not determinable from the contract. Due to the uncertainty with respect to the timing and amount of these payments, actual results could materially differ from the estimates in the table.

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

The following table shows our credit facilities by credit line, usage, expiry date and purpose at December 31, 2006.

(in millions of U.S. dollars)	Credit Line[1]	Usage	Expiry Date
Unsecured Liquidity Facilities
ACE Limited[2]	$600	$264	Dec. 2010
ACE Limited[3]	50	—	March 2007
Secured Operational LOC Facilities
ACE Limited	500	299	July 2010
Other[4]	72	72	Various
Unsecured Operational LOC Facilities
ACE Limited	1,000	781	July 2010
Unsecured Capital Facilities
ACE Limited[5]	744	699	Dec. 2012
Total	$2,966	$2,115

(1) Certain facilities are guaranteed by operating subsidiaries and/or ACE Limited.

(2) Commercial paper back-up facility may also be used for LOCs.

(3) Cash pooling back-up facility.

(4) These facilities are issued in the name of ACE European Group Limited, Lloyd’s Syndicate 2488 and Century Indemnity Reinsurance Company.

(5) Supports ACE Global Markets underwriting capacity for Lloyd’s Syndicate 2488.

With the exception of the LOC facilities noted under “Other”, the facilities noted above require that we maintain certain covenants, all of which have been met at December 31, 2006. These covenants include:

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

At December 31, 2006, (a) the minimum consolidated net worth requirement under the covenant described in (i) above was $8.6 billion and our actual consolidated net worth as calculated under that covenant was $13.7 billion and (b) our ratio of debt to total capitalization was 0.13 to 1.

In addition to these covenants, the ACE Global Markets capital facility requires that collateral be posted if the financial strength rating of ACE falls to S&P BBB+ or lower.

Our failure to comply with the covenants under any credit facility would, subject to grace periods in the case of certain covenants, result in an event of default. This could require us to repay any outstanding borrowings or to cash collateralize LOCs under such facility. A failure by ACE Limited (or any of its subsidiaries) to pay an obligation due for an amount exceeding $50 million would result in an event of default under all of the facilities described above.

Recent Accounting Pronouncements

Refer to Note 2 p) to the Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market Sensitive Instruments and Risk Management

Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments. We are exposed to potential losses from various market risks including changes in interest rates, equity prices and foreign currency exchange rates. Further, through the writings of certain products such as credit derivatives (through our approximately 28 percent ownership of Assured Guaranty) and GMIB and GMDB products, we are exposed to deterioration in the credit markets, decreases in interest rates and declines in the equity markets. Our investment portfolio consists of both fixed income and equity securities, denominated in both U.S. dollars and foreign currencies, which are sensitive to changes in interest rates, equity prices and foreign currency exchange rates.

The majority of our fixed income and all of our equity securities are classified as available-for-sale and, as such, changes in interest rates, equity prices or foreign currency exchange rates will have an immediate effect on comprehensive income and shareholders’ equity but will not ordinarily have an immediate effect on net income. Nevertheless, changes in interest rates and equity prices affect consolidated net income when, and if, a security is sold or impaired. From time to time, we also use investment derivative instruments such as futures, options, interest rate swaps, and foreign currency forward contracts to manage the duration of our investment portfolio and foreign currency exposures and also to obtain exposure to a particular financial market. In addition, as part of our investing activity, we purchase TBAs. These instruments are recognized as assets or liabilities in our Consolidated Financial Statements and are sensitive to changes in interest rates, foreign currency exchange rates and equity security prices. Changes in the fair value of TBAs are included in net realized gains (losses) and therefore have an immediate effect on both our net income and shareholders’ equity. At December 31, 2006 and 2005, our notional exposure to investment derivative instruments was $16 billion and $17 billion, respectively.

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

The following is a discussion of our primary market risk exposures at December 31, 2006. Our policies to address these risks in 2006 were not materially different from 2005. We do not currently anticipate significant changes in our primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods.

Interest rate risk

Our exposure to interest rate risk is primarily concentrated in our fixed income portfolio, our debt obligations and, to a lesser extent, our GMIB reinsurance business. Changes in investment values attributable to interest rate changes are mitigated by corresponding and partially offsetting changes in the economic value of our insurance reserves and debt obligations. We monitor this exposure through periodic reviews of our asset and liability positions.

The following table shows the impact on the market value of our fixed income portfolio of an increase in interest rates of 100 basis points applied instantly across the yield curve (an immediate time horizon was used as this presents the worst case scenario) at December 31, 2006 and 2005.

(in millions of U.S. dollars)	December 31 2006	December 31 2005
Fair value of fixed income portfolio	$34,011	$29,639
Pre-tax impact of 100 basis point increase in interest rates	$1,062	$824
Percentage of total fixed income portfolio at fair value	3.1%	2.8%

Changes in interest rates will have an immediate effect on comprehensive income and shareholders’ equity but will not ordinarily have an immediate effect on net income.

Although our debt, preferred shares, and trust preferred securities (collectively referred to as debt obligations) are reported at amortized value and not adjusted for fair value changes, changes in interest rates could have a material impact on their fair value, albeit there is no immediate impact on our Consolidated Financial Statements. The following table shows the impact on the market value of our debt obligations of a decrease in interest rates of 100 basis points applied instantly across the yield curve (an immediate time horizon was used as this presents the worst case scenario) at December 31, 2006 and 2005.

(in millions of U.S. dollars)	December 31 2006	December 31 2005
Fair value of debt obligations	$3,219	$3,210
Impact of 100 basis point decrease in interest rates	$257	$228
Percentage of total debt obligations at fair value	8.0%	7.1%

Variations in market interest rates could produce significant changes in the timing of prepayments due to prepayment options available. For these reasons, actual results could differ from those reflected in the tables.

Our net income is directly impacted by changes in the fair value of GMIBs. Net realized gains of $nil and $18 million were reported for GMIB reinsurance in 2006 and 2005, respectively. The change in the fair value of GMIBs is determined using internal valuation models. Such valuations require considerable judgment and are subject to significant uncertainty. The valuation of these products is subject to fluctuations arising from, among other factors, changes in interest rates, changes in the equity markets and changes in the allocation of the investments underlying annuitant’s account value. These models and the related assumptions are continually reviewed by management and enhanced, as appropriate, based upon improvements in modeling techniques and availability of more timely information, such as market conditions and demographics of in-force annuities.

Including the effect of hedge derivatives, we estimate that based on in-force annuities covered by GMIB reinsurance treaties at December 31, 2006, a downward parallel shift of the yield curve of 100 basis points would result in an unrealized loss of approximately $79 million. This estimated change in fair value would be recorded as net realized losses in our net income. The gain or loss created by the estimated fair value adjustment will rise or fall each period based on estimated market pricing and may not be an indication of ultimate claims.

Equity price risk

Our portfolio of equity securities, which we carry on our balance sheet at fair value, has exposure to price risk. This risk is defined as the potential loss in fair value resulting from adverse changes in stock prices. In addition, we attain exposure to the equity markets through the use of derivative instruments, which also have exposure to price risk. Our U.S. equity portfolio is correlated with the S&P 500 index and changes in that index would approximate the impact on our portfolio. Our international equity portfolio has exposure to a broad range of non-U.S. equity markets. The following table provides more information on our exposure to equity price risk at December 31, 2006 and 2005.

(millions of U.S. dollars)	December 31 2006	December 31 2005
Fair value of equity securities	$1,713	$1,507
Pre-tax impact of 10 percent decline in market prices for equity exposures	$171	$151

Changes in the fair value of our equity portfolio are recorded as unrealized appreciation (depreciation) and are included as a separate component of accumulated other comprehensive income in shareholders’ equity.

As discussed above, our net income is directly impacted by changes in the fair value of GMIBs. Including the effect of hedge derivatives, we estimate that based on in-force annuities covered by GMIB reinsurance treaties at December 31, 2006, a 10 percent decline in the S&P index would result in an unrealized loss of approximately $11 million. This estimated change in fair value would be recorded as net realized losses in our consolidated statement of operations. The gain or loss created by the estimated fair value adjustment will rise or fall each period based on estimated market pricing and may not be an indication of ultimate claims.

Foreign currency exchange rate risk

Many of our non-U.S. companies maintain both assets and liabilities in local currencies. Therefore, foreign exchange rate risk is generally limited to net assets denominated in those foreign currencies. Foreign exchange rate risk is reviewed as part of our risk management process. Locally required capital levels are invested in home currencies in order to satisfy regulatory requirements and to support local insurance operations regardless of currency fluctuations. The principal currencies creating foreign exchange risk for us are the British pound sterling, the Euro dollar and the Canadian dollar. The following table provides more information on our exposure to foreign exchange rate risk at December 31, 2006 and 2005.

(millions of U.S. dollars)	December 31 2006	December 31 2005
Fair value of net assets denominated in foreign currencies	$1,251	$995
Percentage of fair value of total net assets	8.8%	8.4%
Pre-tax impact on equity of hypothetical 10 percent strengthening of U.S. dollar	$114	$90

ITEM 8.	Financial Statements and Supplementary Data

The financial statements and supplementary data required by Regulation S-X are included in this report on Form 10-K commencing on page F-1.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in, or any disagreements with, accountants on accounting and financial disclosure within the two years ended December 31, 2006.

ITEM 9A.	Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13(a) -15(e) and Rule 15(d) -15(e) under the Securities Exchange Act of 1934 as of December 31, 2006. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in allowing information required to be disclosed in reports filed under the Securities and Exchange Act of 1934 to be recorded, processed, summarized and reported within time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal controls over financial reporting during the Company’s quarter ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting. The Company’s management report on internal control over financial reporting is included on page F-3 and PricewaterhouseCooper LLP’s audit report is included on page F-4.

ITEM 9B.	Other Information

There is no information required to be disclosed in a report on Form 8-K that has not been reported.

PART III

ITEM 10.	Directors, Ex ecutive Officers and Corporate Governance

Information pertaining to this item is incorporated by reference to the sections entitled “Proposal No. 1: Election of Directors”, “Corporate Governance – Did our Officers and Directors Comply with Section 16(a) Beneficial Ownership Reporting in 2006?”, “Corporate Governance – How are Directors Nominated?” and “Corporate Governance – The Committees of the Board – The Audit Committee” of the definitive proxy statement for the Annual General Meeting of Shareholders to be held on May 17, 2007, which involves the election of directors and will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

Code of Ethics

The Company has adopted a Code of Conduct, which sets forth standards by which all ACE employees, officers and directors must abide as they work for the Company. The Company has posted this Code of Conduct on its Internet site (www.acelimited.com, under Investor Information / Corporate Governance / Code of Conduct). The Company intends to disclose on its Internet site any amendments to, or waivers from, its Code of Conduct that are required to be publicly disclosed pursuant to the rules of the SEC or the New York Stock Exchange.

ITEM 11.	Ex ecutive Compensation

This item is incorporated by reference to the sections entitled “Executive Compensation” of the definitive proxy statement for the Annual General Meeting of Shareholders to be held on May 17, 2007, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matt ers

The following table presents securities authorized for issuance under equity compensation plans at December 31, 2006:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (1)
Equity compensation plans approved by security holders (2)	11,706,063	$39.52	12,952,636
Equity compensation plans not approved by security holders (3)	46,458	$16.19	—
Total	11,752,521	$39.43	12,952,636

(1) These totals include securities available for future issuance under the following plans:

i.	ACE Limited 2004 Long-Term Incentive Plan (the “2004 LTIP”) A total of 15,000,000 Ordinary Shares of the Company are authorized to be issued pursuant to awards made as stock options, stock appreciation rights, performance shares, performance units, restricted stock and restricted stock units. The maximum number of shares that may be delivered to participants and their beneficiaries under the 2004 LTIP shall be equal to the sum of: (i) 15,000,000 shares; and (ii) any shares that are represented by awards granted under the ACE Limited 1995 Long-Term Incentive Plan, the ACE Limited 1995 Outside Directors Plan, the ACE Limited 1998 Long-Term Incentive Plan, and the ACE Limited 1999 Replacement Long-Term Incentive Plan (the “Prior Plans”) that are forfeited, expired or are canceled after the effective date of the 2004 LTIP of February 25, 2004, without delivery of shares or which result in the forfeiture of the shares back to the Company to the extent that such shares would have been added back to the reserve under the terms of the applicable Prior Plan. As of December 29, 2006, a total of 11,554,053 shares remain available for future issuance under this plan.

ii.

ACE Limited 1998 Long-Term Incentive Plan. A total of 21,252,007 shares were authorized to be issued pursuant to awards made as stock options, stock appreciation rights, performance shares, performance units, restricted stock and restricted stock units; the number of shares available for awards other than stock options and stock apprecia -

tion rights was 3,232,485 shares. This plan only remains in effect with respect to outstanding awards made pursuant to this plan. Future awards will be made pursuant to the 2004 LTIP.

iii.	ACE Limited 1995 Long-Term Incentive Plan. Shares were authorized to be issued in an amount determined by a formula described in footnote (2) below pursuant to awards to be made as stock options, stock appreciation rights and restricted stock. This plan only remains in effect with respect to outstanding awards made pursuant to this plan. Future awards will be made pursuant to the 2004 LTIP.

iv.	ACE Limited 1999 Replacement Long Term Incentive Plan. A total of 4,770,555 shares were authorized to be issued pursuant to awards to be made as stock options, stock appreciation rights, performance shares, performance units, restricted stock and restricted stock units. This plan only remains in effect with respect to outstanding awards made pursuant to this plan.

v.	ACE Limited 1995 Outside Directors Plan. Shares were authorized to be issued in an amount determined by a formula described in footnote (2) below pursuant to awards made as stock options, restricted stock and unrestricted stock. This plan only remains in effect with respect to outstanding awards made pursuant to this plan. Future awards will be made pursuant to the 2004 LTIP.

vi.	Employee Stock Purchase Plan. A total of 3,000,000 shares are authorized for purchase at a discount. As of December 29, 2006, 1,398,583 shares remain available for future issuance under this plan.

(2) This plan category includes shares issuable pursuant to the following plans that authorize shares based on a formula:

i.	ACE Limited 1995 Long-Term Incentive Plan. The total number of shares available for awards under this plan in any fiscal year was five percent of the adjusted average of the outstanding Ordinary Shares of the Company, as that number is determined by the Company, to calculate fully diluted earnings per share for the preceding fiscal year, reduced by any shares of stock granted pursuant to awards under this plan and any shares of stock subject to any outstanding award under this plan. This plan only remains in effect with respect to outstanding awards made pursuant to this plan. Future awards will be made pursuant to the 2004 LTIP.

ii.	ACE Limited 1995 Outside Directors Plan. The total number of shares available for awards under this plan in any fiscal year was 0.5 percent of the adjusted average of the outstanding Ordinary Shares of the Company, as that number was determined by the Company, to calculate fully diluted earnings per share for the preceding fiscal year, reduced by any shares of stock granted pursuant to awards under the Plan and any shares of stock subject to any outstanding award under the plan. This plan only remains in effect with respect to outstanding awards made pursuant to this plan. Future awards will be made pursuant to the 2004 LTIP.

(3) This plan category consists of the following plan:

ACE Limited 1999 Replacement Stock Plan. This plan authorized awards to persons employed by the Company in conjunction with the Company’s acquisition of Capital Re Corporation as replacement for Capital Re Corporation awards. A total of 46,458 stock options with a weighted average exercise price of $16.19 are outstanding as replacement awards under this plan. This plan also permitted awards to employees or other persons providing services to the Company or its subsidiaries. A total of 25,000 stock options with a weighted average exercise price of $36.30 are outstanding as awards made to employees of the Company or its subsidiaries under this plan. This plan only remains in effect with respect to outstanding awards made pursuant to this plan.

Additional information is incorporated by reference to the section entitled “Information About our Ordinary Share Ownership” of the definitive proxy statement for the Annual General Meeting of Shareholders to be held on May 17, 2007, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

ITEM 13.	Cert ain Relationships and Related Transactions, and Director Independence

This item is incorporated by reference to the sections entitled “Corporate Governance – What Is Our Related Party Transactions Approval Policy and What Procedures Do We Use to Implement It?”, “Corporate Governance – What Related Person Transactions Do We Have?” and “Corporate Governance – Director Independence” of the definitive proxy statement for the Annual General Meeting of Shareholders to be held on May 17, 2007, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

ITEM 14.	Principal Acc ounting Fees and Services

This item is incorporated by reference to the section entitled “Proposal No. 2: Ratification of Appointment of Independent Registered Public Accounting Firm – Independent Auditor Fee Information” of the definitive proxy statement for the Annual General Meeting of Shareholders to be held on May 17, 2007, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a) Financial Statements, Schedules and Exhibits

1.	Consolidated Financial Statements	Page

–	Management’s Responsibility for Financial Statements and Internal Control over Financial Reporting	F-3
–	Report of Independent Registered Public Accounting Firm	F-4
–	Consolidated Balance Sheets at December 31, 2006 and 2005	F-5
–	Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2006, 2005 and 2004	F-6
–	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2006, 2005 and 2004	F-7
–	Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004	F-9
–	Notes to Consolidated Financial Statements	F-10

2.	Financial Statement Schedules

–	Schedule I—Summary of Investments – Other Than Investments in Related Parties	F-72
–	Schedule II—Condensed Financial Information of Registrant (Parent Company Only)	F-73
–	Schedule IV—Supplemental Information Concerning Reinsurance	F-76
–	Schedule VI—Supplemental Information Concerning Property and Casualty Operations	F-77

Other schedules have been omitted as they are not applicable to ACE, or the required information has been included in the Consolidated Financial Statements and related notes.

3.	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	SEC File Reference Number	Filed Herewith
3.1	Memorandum of Association of the Company	10-K	3.1	December 18, 1998	001-11778

3.2	Articles of Association of the Company	10-K	3.2	December 18, 1998	001-11778

3.3	Special Resolutions adopted January 22, 2002 increasing the number of authorized Ordinary Shares and Other Shares	10-K	3.3	March 18, 2002	001-11778

3.4	Resolutions of a committee of the Board of Directors of ACE Limited establishing the terms of the 7.80 percent Cumulative Redeemable Preferred Shares, Series C, of ACE Limited	8-K	4.1	May 30, 2003	011-11778

4.1	Memorandum of Association of the Company	10-K	3.1	December 18, 1998	001-11778

4.2	Articles of Association of the Company	10-K	3.2	December 18, 1998	001-11778

4.3	Special Resolutions adopted January 22, 2002 increasing the number of authorized Ordinary Shares and Other Shares	10-K	3.3	March 18, 2002	001-11778

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	SEC File Reference Number	Filed Herewith
4.4	Resolutions of a committee of the Board of Directors of ACE Limited establishing the terms of the 7.80 percent Cumulative Redeemable Preferred Shares, Series C, of ACE Limited	8-K	4.1	May 30, 2003	001-11778

4.5	Specimen certificate representing Ordinary Shares	10-K	4.3	March 18, 2002	001-11778

4.6	Amended and Restated Rights Agreement between ACE Limited and Mellon Investor Services LLC, Rights Agent, dated as of December 20, 2001	10-K	10.59	March 18, 2002	001-11778

4.7	Indenture, dated as of March 15, 2002, between ACE Limited and Bank One Trust Company, N.A	8-K	4.1	March 22, 2002	001-11778

4.8	Senior Indenture, dated as of August 1, 1999, among ACE INA Holdings, Inc., ACE Limited and Bank One, N.A. (formerly The First National Bank of Chicago), as trustee	S-1	4.5	August 12, 1999	333-78841

4.9	Indenture, dated as of November 30, 1999, among ACE INA Holdings, Inc. and Bank One Trust Company, N.A., as trustee	10-K	10.38	March 29, 2000	001-11778

4.10	Supplemental Indenture No. 1, dated as of December 6, 1999, among ACE INA Holdings, Inc. and Bank One Trust Company, N.A., as trustee	10-K	10.39	March 29, 2000	001-11778

4.11	Supplemental Indenture No. 2 and waiver, dated as of February 16, 2000, among ACE INA Holdings, Inc. and Bank One Trust Company, N.A., as trustee	10-K	4.11	March 16, 2006	011-11778

4.12	Indenture, dated as of December 1, 1999, among ACE INA Holdings, Inc., ACE Limited and Bank One Trust Company, National Association, as trustee	10-K	10.41	March 29, 2000	001-11778

4.13	Indenture, dated as of October 27, 1998, between ACE US Holdings, Inc. and The Bank of New York, as successor trustee	10-K	10.37	December 18, 1998	011-11778

4.14	Supplemental indenture and waiver, dated as of February 16, 2000, between ACE US Holdings, Inc. and The Bank of New York, as successor trustee	10-K	4.14	March 16, 2006	011-11778

4.15	Supplemental indenture No. 2, dated as of June 1, 2003, between ACE US Holdings, Inc. and The Bank of New York, as successor trustee	10-K	4.15	March 16, 2006	011-11778

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	SEC File Reference Number	Filed Herewith
4.16	Supplemental indenture No. 3, dated as of September 1, 2004, between ACE US Holdings, Inc. and The Bank of New York, as successor trustee	10-K	4.16	March 16, 2006	011-11778

4.17	Amended and Restated Trust Agreement, dated March 31, 2000, among ACE INA Holdings, Inc., Bank One Trust Company, National Association, as property trustee, Bank One Delaware Inc., as Delaware trustee and the administrative trustees named therein	10-K	4.17	March 16, 2006	011-11778

4.18	Common Securities Guarantee Agreement, dated as of March 31, 2000	10-K	4.18	March 16, 2006	011-11778

4.19	Capital Securities Guarantee Agreement, dated as of March 31, 2000	10-K	4.19	March 16, 2006	011-11778

10.1	Amendment dated as of November 14, 2005 amending and restating Information Technology Services Agreement, dated as of June 29, 2005, among ACE INA Holdings Inc. and International Business Machines Corporation	10-K	10.1	March 16, 2006	011-11778

10.2*	Amended and Restated Indemnification Agreement in the form executed between the Company and directors and/or officers	10-K	10.2	March 16, 2006	011-11778

10.3	Stock Purchase Agreement dated as of January 5, 2005, among Century Indemnity Company, ACE INA International Holdings, Ltd. and Randall & Quilter Investment Holdings Limited	10-K	10.34	March 16, 2005	001-11778

10.4	Amendment and waiver to the Stock Purchase Agreement dated as of January 26, 2006, among Century Indemnity Company, ACE INA International Holdings, Ltd. and Randall & Quilter Investment Holdings Limited	10-K	10.5	March 16, 2006	001-11778

10.5	Assurance of Discontinuance and Voluntary Compliance with the Office of the New York Attorney General, the Office of the Attorney General of the State of Illinois and the Attorney General of the State of Connecticut	8-K	10.1	April 28, 2006	001-11778

10.6	Stipulation with the New York State Department of Insurance	8-K	10.2	April 28, 2006	001-11778

10.7	Consulting Services Agreement by and between GTS Consulting, LLC and ACE American Insurance Company	10-Q	10.1	November 8, 2006	001-11778

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Original Number	Date Filed	SEC File Reference Number	Filed Herewith
10.8		Credit Agreement dated as of March 31, 2006, among ACE Limited, ACE Bermuda Insurance Ltd., ACE Tempest Reinsurance Ltd., and ING Bank, N.V., London Branch	10-Q	10.2	May 5, 2006	001-11778

10.9		Seventh Amendment and Restatement Agreement dated as of November 17, 2006, relating to a letter of credit facility originally dated November 19, 1999, among ACE Limited, ACE Bermuda Insurance Ltd., ACE Tempest Reinsurance Ltd., Citigroup Global Markets Limited, and Barclays Capital as lead arrangers and ING Bank, as co-arranger, and Citibank International plc, as agent and security trustee and certain financial institutions					X

10.10		Credit Agreement for A$100,000,000 dated as of December 13, 2005, among ACE Australia Holdings PTY Limited, ACE Limited, and The Royal Bank of Scotland plc and HSBC Securities (USA) Inc. as lead arrangers and certain other financial institutions	10-K	10.7	March 16, 2006	001-11778

10.11		Credit Agreement for £100,000,000 dated as of December 13, 2005, among ACE European Holdings NO.2 Limited, ACE Limited, and The Royal Bank of Scotland plc and HSBC Securities (USA) Inc. as lead arrangers and certain other financial institutions	10-K	10.8	March 16, 2006	001-11778

10.12		Amended and Restated Credit Agreement for $600,000,000 dated as of December 15, 2005, among ACE Limited, certain subsidiaries, various lenders and J.P. Morgan Securities and Barclays Capital as joint lead arrangers and joint bookrunners	10-K	10.9	March 16, 2006	001-11778

10.13		Amended and Restated Reimbursement Agreement for $1,000,000,000 Unsecured Letter of Credit Facility, dated as of July 1, 2005, among ACE Limited, certain subsidiaries, various lenders and Wachovia Bank, National Association as administrative agent	8-K	10.1	July 7, 2005	001-11778

10.14		Amended and Restated Reimbursement Agreement for $500,000,000 Secured Letter of Credit Facility, dated as of July 1, 2005, among ACE Limited, certain subsidiaries, various lenders and Wachovia Bank, National Association as administrative agent	8-K	10.2	July 7, 2005	001-11778

10.15	*	Letter agreement, dated as of May 17, 2006, setting forth Brian Duperreault’s compensation arrangements.	10-Q	10.3	August 7, 2006	001-11778

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Original Number	Date Filed	SEC File Reference Number	Filed Herewith
10.16	*	Employment Terms dated October 29, 2001, between ACE Limited and Evan Greenberg	10-K	10.64	March 27, 2003	001-11778

10.17	*	Employment Terms dated November 2, 2001, between ACE Limited and Philip V. Bancroft	10-K	10.65	March 27, 2003	001-11778

10.18	*	Executive Severance Agreement between ACE Limited and Philip Bancroft, effective January 2, 2002	10-Q	10. 1	May 10, 2004	001-11778

10.19	*	Employee note from Brian Dowd, dated May 28, 2002	10-K	10.36	March 16, 2005	001-11778

10.20	*	Promissory note from Brian Dowd, dated July 28, 2002	10-K	10.37	March 16, 2005	001-11778

10.21	*	Employment Terms dated February 25, 2005, between ACE Limited and Robert Cusumano					X

10.22	*	Employment Terms dated April 7, 2003, between ACE Limited and Paul Medini					X

10.23	*	ACE Limited Executive Severance Plan as adopted effective March 29, 2006.	10-Q	10.1	May 5, 2006	001-11778

10.24	*	Description of executive officer cash compensation for 2006					X

10.25	*	Director compensation under the ACE Limited 2004 Long-Term Incentive Plan					X

10.26	*	ACE Limited Annual Performance Incentive Plan	S-1	10.13	January 21, 1993	33-57206

10.27	*	ACE Limited Elective Deferred Compensation Plan as amended and restated effective January 1, 2005	10-K	10.24	March 16, 2006	001-11778

10.28	*	ACE USA Officer Deferred Compensation Plan (as amended through January 1, 2001)	10-K	10.25	March 16, 2006	001-11778

10.29	*	ACE Limited Supplemental Retirement Plan (as amended and restated effective July 1, 2001)	10-Q	10.1	November 14, 2001	001-11778

10.30	*	ACE USA Supplemental Employee Retirement Savings Plan (as amended through the Second Amendment)					X

10.31	*	ACE USA Supplemental Employee Retirement Savings Plan (as amended through the Third Amendment)					X

10.32	*	The ACE Limited 1995 Outside Directors Plan (as amended through the Seventh Amendment)	10-Q	10.1	August 14, 2003	001-11778

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Original Number	Date Filed	SEC File Reference Number	Filed Herewith
10.33	*	ACE Limited 1995 Long-Term Incentive Plan (as amended through the Third Amendment)					X

10.34	*	ACE Limited 1998 Long-Term Incentive Plan (as amended through the Fourth Amendment)					X

10.35	*	ACE Limited 1999 Replacement Long-Term Incentive Plan	10-Q	10.1	November 15, 1999	001-11778

10.36	*	ACE Limited Rules of the Approved U.K. Stock Option Program	10-Q	10.2	February 13, 1998	001-11778

10.37	*	ACE Limited 2004 Long-Term Incentive Plan (as amended through the Second Amendment)					X

10.38	*	Form of Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan	8-K	10.2	September 13, 2004	001-11778

10.39	*	Revised Form of Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan.	10-Q	10.3	November 8, 2006	001-11778

10.40	*	Form of Restricted Stock Unit Award Terms under the ACE Limited 2004 Long-Term Incentive Plan	8-K	10.3	September 13, 2004	001-11778

10.41	*	Revised Form of Restricted Stock Unit Award Terms under the ACE Limited 2004 Long-Term Incentive Plan.	10-Q	10.4	November 8, 2006	001-11778

10.42	*	Form of Incentive Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan	8-K	10.4	September 13, 2004	001-11778

10.43	*	Form of Non-Qualified Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan	8-K	10.5	September 13, 2004	001-11778

10.44	*	Form of Performance Based Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan, as updated through May 4, 2006	10-Q	10.3	May 5, 2006	001-11778

10.45	*	Revised Form of Performance Based Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.2	November 8, 2006	001-11778

12.1		Ratio of earnings to fixed charges and preferred share dividends calculation					X

21.1		Subsidiaries of the Company					X

23.1		Consent of PricewaterhouseCoopers LLP					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	SEC File Reference Number	Filed Herewith
31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002					X

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002					X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002					X

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002					X

* Management Contract or Compensation Plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACE LIMITED

By:	/S/ PHILIP V. BANCROFT
Philip V. Bancroft Chief Financial Officer

February 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ BRIAN DUPERREAULT Brian Duperreault	Chairman; Director	February 28, 2007

/S/ EVAN G. GREENBERG Evan G. Greenberg	President, Chief Executive Officer; Director	February 28, 2007

/S/ PHILIP V. BANCROFT Philip V. Bancroft	Chief Financial Officer (Principal Financial Officer)	February 28, 2007

/S/ PAUL B. MEDINI Paul B. Medini	Chief Accounting Officer (Principal Accounting Officer)	February 28, 2007

/S/ MICHAEL G. ATIEH Michael G. Atieh	Director	February 28, 2007

/S/ MARY A. CIRILLO Mary A. Cirillo	Director	February 28, 2007

/S/ BRUCE L. CROCKETT Bruce L. Crockett	Director	February 28, 2007

/S/ ROBERT M. HERNANDEZ Robert M. Hernandez	Director	February 28, 2007

/S/ JOHN A. KROL John A. Krol	Director	February 28, 2007

/S/ PETER MENIKOFF Peter Menikoff	Director	February 28, 2007

/S/ THOMAS J. NEFF Thomas J. Neff	Director	February 28, 2007

/S/ ROBERT RIPP Robert Ripp	Director	February 28, 2007

/S/ DERMOT F. SMURFIT Dermot F. Smurfit	Director	February 28, 2007

/S/ GARY M. STUART Gary M. Stuart	Director	February 28, 2007

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

ACE Limited

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL STATEMENTS AND INTERNAL CONTROL OVER FINANCIAL REPORTING

Financial Statements

The consolidated financial statements of ACE Limited were prepared by management, who are responsible for their reliability and objectivity. The statements have been prepared in conformity with accounting principles generally accepted in the United States of America and, as such, include amounts based on informed estimates and judgments of management. Financial information elsewhere in this annual report is consistent with that in the consolidated financial statements.

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

As of December 31, 2006, management has evaluated the effectiveness of ACE’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, we have concluded that ACE’s internal control over financial reporting was effective as of December 31, 2006.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the consolidated financial statements of ACE included in this Annual Report, has issued a report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2006. The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of ACE’s internal control over financial reporting as of December 31, 2006, is included in this Item under “Report of Independent Registered Public Accounting Firm” and follows this statement.

/s/ Evan G. Greenberg Evan G. Greenberg President and Chief Executive Officer	/s/ Philip V. Bancroft Philip V. Bancroft Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of ACE Limited:

We have completed integrated audits of ACE Limited’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of ACE Limited and its subsidiaries (the “Company”) at December 31, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in “Management’s Responsibility for Financial Statements and Internal Control Over Financial Reporting” appearing under Item 15, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the Company maintained effective internal control over financial reporting, in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

February 28, 2007

CONSOLIDATED BALANCE SHEETS

ACE Limited and Subsidiaries

December 31, 2006 and 2005 (in millions of U.S. dollars, except share and per share data)	December 31 2006	December 31 2005
Assets
Investments
Fixed maturities available for sale, at fair value (amortized cost – $28,389 and $24,273)	$28,540	$24,285
Fixed maturities held to maturity, at amortized cost (fair value – $3,015 and $3,055)	3,047	3,076
Equity securities, at fair value (cost – $1,372 and $1,280)	1,713	1,507
Short-term investments, at fair value and amortized cost	2,456	2,299
Other investments (cost – $661 and $592)	845	675
Total investments	36,601	31,842
Cash	565	512
Securities lending collateral	2,171	1,723
Accrued investment income	352	338
Insurance and reinsurance balances receivable	3,580	3,343
Reinsurance recoverable	14,580	15,463
Deferred policy acquisition costs	1,077	930
Prepaid reinsurance premiums	1,586	1,346
Goodwill	2,731	2,703
Deferred tax assets	1,165	1,314
Investments in partially-owned insurance companies (cost – $727 and $818)	789	876
Other assets	1,938	2,050
Total assets	$67,135	$62,440
Liabilities
Unpaid losses and loss expenses	$35,517	$35,055
Unearned premiums	6,437	5,884
Future policy benefits for life and annuity contracts	518	521
Insurance and reinsurance balances payable	2,449	2,405
Deposit liabilities	335	350
Securities lending payable	2,171	1,723
Payable for securities purchased	1,286	701
Accounts payable, accrued expenses and other liabilities	1,541	1,395
Income taxes payable	156	174
Short-term debt	578	300
Long-term debt	1,560	1,811
Trust preferred securities	309	309
Total liabilities	52,857	50,628
Commitments and contingencies
Shareholders’ equity
Preferred Shares ($1.00 par value, 2,300,000 shares authorized, issued and outstanding)	2	2
Ordinary Shares ($0.041666667 par value, 500,000,000 shares authorized;
326,455,468 and 323,322,586 shares issued and outstanding)	14	13
Additional paid-in capital	6,640	6,569
Unearned stock grant compensation	–	(69)
Retained earnings	6,906	4,965
Deferred compensation obligation	4	6
Accumulated other comprehensive income	716	332
Ordinary Shares issued to employee trust	(4)	(6)
Total shareholders’ equity	14,278	11,812
Total liabilities and shareholders’ equity	$67,135	$62,440

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

ACE Limited and Subsidiaries

For the years ended December 31, 2006, 2005 and 2004 (in millions of U.S. dollars, except per share data)	2006	2005	2004
Revenues
Gross premiums written	$17,401	$16,811	$16,094
Reinsurance premiums ceded	(5,371)	(5,019)	(4,598)
Net premiums written	12,030	11,792	11,496
Change in unearned premiums	(205)	(44)	(386)
Net premiums earned	11,825	11,748	11,110
Net investment income	1,601	1,264	1,013
Net realized gains (losses)	(98)	76	197
Total revenues	13,328	13,088	12,320
Expenses
Losses and loss expenses	7,070	8,571	7,690
Life and annuity benefits	123	143	175
Policy acquisition costs	1,715	1,663	1,559
Administrative expenses	1,456	1,261	1,265
Interest expense	176	174	183
Other (income) expense	(35)	(25)	9
Total expenses	10,505	11,787	10,881
Income before income tax and cumulative effect of a change in accounting principle	2,823	1,301	1,439
Income tax expense	522	273	286
Income before cumulative effect of a change in accounting principle	2,301	1,028	1,153
Cumulative effect of a change in accounting principle	4	–	–
Net income	$2,305	$1,028	$1,153
Other comprehensive income (loss)
Unrealized appreciation (depreciation) arising during the period	289	(251)	183
Reclassification adjustment for net realized (gains) losses included in net income	64	(135)	(272)
	353	(386)	(89)
Change in:
Cumulative translation adjustments	135	(139)	131
Minimum pension liability	20	8	(43)
Other comprehensive income (loss), before income tax	508	(517)	(1)
Income tax (expense) benefit related to other comprehensive income items	(113)	115	22
Other comprehensive income (loss)	395	(402)	21
Comprehensive income	$2,700	$626	$1,174
Basic earnings per share before cumulative effect of a change in accounting principle	$7.01	$3.36	$3.95
Cumulative effect of a change in accounting principle	.01	–	–
Basic earnings per share	$7.02	$3.36	$3.95
Diluted earnings per share before cumulative effect of a change in accounting principle	$6.90	$3.31	$3.88
Cumulative effect of a change in accounting principle	.01	–	–
Diluted earnings per share	$6.91	$3.31	$3.88

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

ACE Limited and Subsidiaries

For the years ended December 31, 2006, 2005 and 2004 (in millions of U.S. dollars)	2006	2005	2004
Preferred Shares
Balance – beginning and end of year	$2	$2	$2
Ordinary Shares
Balance – beginning of year	13	12	12
Shares issued	1	1	–
Balance – end of year	14	13	12
Additional paid-in capital
Balance – beginning of year	6,569	4,905	4,767
Reclassification of unearned stock grant compensation	(69)	–	–
Net shares (redeemed) issued under employee share-based compensation plans	(14)	52	50
Exercise of stock options	67	140	83
Cumulative effect of a change in accounting principle	(5)	–	–
Share-based compensation expense	88	–	–
Other	4	7	5
Issuance of new shares	–	1,465	—
Balance – end of year	6,640	6,569	4,905
Unearned stock grant compensation
Balance – beginning of year	(69)	(57)	(45)
Reclassification of unearned stock grant compensation	69	–	–
Net issuance of restricted stock under employee share-based compensation plans	–	(68)	(54)
Amortization	–	56	42
Balance – end of year	–	(69)	(57)
Retained earnings
Balance – beginning of year	4,965	4,249	3,374
Net income	2,305	1,028	1,153
Dividends declared on Ordinary Shares	(319)	(267)	(233)
Dividends declared on Preferred Shares	(45)	(45)	(45)
Balance – end of year	6,906	4,965	4,249
Deferred compensation obligation
Balance – beginning of year	6	12	17
Decrease to obligation	(2)	(6)	(5)
Balance – end of year	$4	$6	$12

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (continued)

ACE Limited and Subsidiaries

For the years ended December 31, 2006, 2005 and 2004 (in millions of U.S. dollars)	2006	2005	2004
Accumulated other comprehensive income
Net unrealized appreciation (depreciation) on investments
Balance – beginning of year	$317	$634	$684
Change in year, net of income tax (expense) benefit of $(63), $69 and $39	290	(317)	(50)
Balance – end of year	607	317	634
Cumulative translation adjustments
Balance – beginning of year	73	164	65
Change in year, net of income tax (expense) benefit of $(43), $48 and $(32)	92	(91)	99
Balance – end of year	165	73	164
Pension liability
Minimum pension liability – beginning of year	(58)	(64)	(36)
Change in year, net of income tax (expense) benefit of $(7), $(2) and $15	13	6	(28)
Minimum pension liability adjustment due to adoption of FAS 158, net of income tax (expense) benefit of $(25)	45	–	–
Minimum pension liability – end of year	–	(58)	(64)
Pension liability adjustment due to adoption of FAS 158, net of income tax (expense) benefit of $30	(56)	–	–
Unrecognized losses and prior service cost – end of year	(56)	–	–
Accumulated other comprehensive income	716	332	734
Ordinary Shares issued to employee trust
Balance – beginning of year	(6)	(12)	(17)
Decrease in Ordinary Shares	2	6	5
Balance – end of year	(4)	(6)	(12)
Total shareholders’ equity	$14,278	$11,812	$9,845

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

ACE Limited and Subsidiaries

For the years ended December 31, 2006, 2005 and 2004 (in millions of U.S. dollars)	2006	2005	2004
Cash flows from operating activities
Net income	$2,305	$1,028	$1,153
Adjustments to reconcile net income to net cash flows from operating activities:
Net realized (gains) losses	98	(76)	(197)
Amortization of premium/discount on fixed maturities	10	90	107
Deferred income taxes	57	(15)	(10)
Unpaid losses and loss expenses	700	4,589	3,829
Unearned premiums	343	79	758
Future policy benefits for life and annuity contracts	(3)	12	17
Insurance and reinsurance balances payable	41	103	411
Accounts payable, accrued expenses and other liabilities	66	19	106
Income taxes payable	(18)	(46)	151
Insurance and reinsurance balances receivable	(226)	(227)	(392)
Reinsurance recoverable	766	(1,367)	(922)
Deferred policy acquisition costs	(114)	(7)	(105)
Prepaid reinsurance premiums	(137)	(46)	(233)
Other	217	172	266
Net cash flows from operating activities	4,105	4,308	4,939
Cash flows used for investing activities
Purchases of fixed maturities available for sale	(41,195)	(32,309)	(25,394)
Purchase of fixed maturities held to maturity	(533)	–	–
Purchases of equity securities	(841)	(654)	(1,081)
Sales of fixed maturities available for sale	33,939	24,441	18,419
Sales of equity securities	927	492	527
Maturities and redemptions of fixed maturities available for sale	3,409	2,390	1,870
Maturities and redemptions of fixed maturities held to maturity	543	174	–
Net proceeds from (payments made on) the settlement of investment derivatives	(40)	12	32
Sale of subsidiary (net of cash sold of $2, $Nil and $82)	(2)	7	959
Other	23	(146)	(198)
Net cash flows used for investing activities	(3,770)	(5,593)	(4,866)
Cash flows (used for) from financing activities
Dividends paid on Ordinary Shares	(312)	(253)	(226)
Dividends paid on Preferred Shares	(45)	(45)	(45)
Net proceeds from issuance of long-term debt	298	262	499
Repayment of short-term debt	(300)	(146)	(399)
Proceeds from exercise of options for Ordinary Shares	67	140	83
Proceeds from Ordinary Shares issued under ESPP	8	8	8
Repayment of trust preferred securities	–	(103)	(75)
Net proceeds from issuance of Ordinary Shares	–	1,465	–
Net cash flows (used for) from financing activities	(284)	1,328	(155)
Effect of foreign currency rate changes on cash and cash equivalents	2	(29)	21
Net increase (decrease) in cash	53	14	(61)
Cash – beginning of year	512	498	559
Cash – end of year	$565	$512	$498
Supplemental cash flow information
Taxes paid	$477	$338	$167
Interest paid	$186	$167	$184

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ACE Limited and Subsidiaries

1. General

ACE Limited (ACE or the Company) is a holding company incorporated with limited liability under the Cayman Islands Companies Law and maintains its corporate business office in Bermuda. The Company, through its various subsidiaries, provides a broad range of insurance and reinsurance products to insureds worldwide. ACE operates through the following business segments: Insurance – North American, Insurance – Overseas General, Global Reinsurance, and Life Insurance and Reinsurance. These segments are described in Note 5.

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

• the valuation of goodwill; and

• the assessment of risk transfer for structured insurance and reinsurance contracts.

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

For property and casualty insurance and reinsurance products, premiums written are primarily earned on a pro-rata basis over the terms of the policies to which they relate. Unearned premiums represent the portion of premiums written applicable to the unexpired portion of the policies in force. For retrospectively-rated policies, written premiums are adjusted to reflect expected ultimate premiums consistent with changes to reported losses, or other measures of exposure as stated in the policy, and earned over the coverage period of the policy. For retrospectively-rated multi-year policies, the amount of premiums recognized in the current period is computed, using a with-and-without method, as the difference between the ceding enterprise’s total contract costs before and after the experience under the contract as of the reporting date. Accordingly, for retrospectively-rated multi-year policies, additional premiums are generally written and earned when losses are incurred. Mandatory reinstatement premiums assessed on reinsurance policies are written and earned in the same period as the loss event that gives rise to the reinstatement premiums.

Reinsurance premiums from traditional life and annuity policies with life contingencies are generally recognized as revenue when due from policyholders. Traditional life policies include those contracts with fixed and guaranteed premiums and benefits. Benefits and expenses are matched with such income to result in the recognition of profit over the life of the contracts.

The Company underwrites retroactive loss portfolio transfer (LPT) contracts in which insured loss events have occurred prior to the inception of the contract. These contracts are evaluated to determine whether they meet the established criteria for reinsurance accounting and, if so, at inception, written premiums are fully earned and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

corresponding losses and loss expenses recognized. The contracts can cause significant variances in gross premiums written, net premiums written, net premiums earned, and net incurred losses in the years in which they are written. Reinsurance contracts sold not meeting the established criteria for reinsurance accounting are recorded using the deposit method.

Reinsurance premiums assumed are based on information provided by ceding companies supplemented by the Company’s own estimates of premium for which ceding company reports have not yet been received. The information used in establishing these estimates is reviewed and subsequent adjustments are recorded in the period in which they are determined. These premiums are earned over the coverage terms of the related reinsurance contracts and can range from one to three years.

c) Policy acquisition costs

Policy acquisition costs consist of commissions, premium taxes, and underwriting and other costs that vary with, and are primarily related to, the production of premium. Acquisition costs are deferred and amortized over the period in which the related premiums are earned. Deferred policy acquisition costs are reviewed to determine if they are recoverable from future income, including investment income. If such costs are determined to be unrecoverable, they are expensed in the period this determination is made.

Advertising costs are expensed as incurred except for direct-response campaigns, principally related to personal accident (A&H) business produced by the Insurance – Overseas General segment, which are deferred and recognized over the expected future benefit period in accordance with Statement of Position 93-7, Reporting on Advertising Costs. For individual direct-response marketing campaigns that the Company can demonstrate have specifically resulted in incremental sales to customers and such sales have probable future economic benefits, incremental costs directly related to the marketing campaigns are capitalized. Deferred marketing costs are reviewed regularly for recoverability and amortized over the expected economic future benefit period. The expected future benefit period is evaluated periodically based on historical results and adjusted prospectively. The amount of deferred marketing costs reported in deferred policy acquisition costs was $216 million and $126 million at December 31, 2006 and 2005, respectively. The amortization expense for deferred marketing costs was $52 million and $66 million for the years ended December 31, 2006 and 2005, respectively. In the first quarter of 2006, the Company completed a study of revenues derived from historical direct-response marketing campaigns. Beginning January 1, 2006, the Company revised the amortization for deferred costs arising from direct-response marketing campaigns to be consistent with the findings of the study. As a result of this change in estimate, the average amortization period has been lengthened from 3 to 5 years. With respect to direct-response marketing campaigns completed prior to January 1, 2006, the lengthening of the average amortization period, relative to previous amortization schedules, did not have a significant impact on amortization expense for the year ended December 31, 2006.

d) Reinsurance

In the ordinary course of business, the Company’s insurance subsidiaries assume and cede reinsurance with other insurance companies. These agreements provide greater diversification of business and minimize the net loss potential arising from large risks. Ceded reinsurance contracts do not relieve the Company of its obligation to its insureds.

For both ceded and assumed reinsurance, risk transfer requirements must be met in order to obtain reinsurance status for accounting purposes, principally resulting in the recognition of cash flows under the contract as premiums and losses. To meet risk transfer requirements, a reinsurance contract must include insurance risk, consisting of both underwriting and timing risk, and a reasonable possibility of a significant loss for the assuming entity. To assess risk transfer for certain contracts, the Company generally develops expected discounted cash flow analyses at contract inception. If risk transfer requirements are not met, a contract is accounted for using the deposit method. Deposit accounting requires that consideration received or paid be recorded in the balance sheet as opposed to premiums written or losses incurred in the statement of operations and any non-refundable fees earned based on the terms of the contract. Refer to Note 2 j).

Reinsurance recoverable includes the balances due from reinsurance companies for paid and unpaid losses and loss expenses that will be recovered from reinsurers, based on contracts in force, and is presented net of a provision for uncollectible reinsurance that has been determined based upon a review of the financial condition of the reinsurers and other factors. The method for determining the reinsurance recoverable on unpaid losses and loss expenses incurred but not reported involves actuarial estimates as well as a determination of the Company’s ability to cede losses and loss expenses under its existing reinsurance contracts. The provision for uncollectible reinsurance is based

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

on an estimate of the amount of the reinsurance recoverable balance that the Company will ultimately be unable to recover due to reinsurer insolvency, a contractual dispute or any other reason. The valuation of this provision includes several judgments including certain aspects of the allocation of reinsurance recoverable on incurred but not reported claims by reinsurer and a default analysis to estimate uncollectible reinsurance. The primary components of the default analysis are reinsurance recoverable balances by reinsurer, net of collateral, and default factors used to determine the portion of a reinsurer’s balance deemed uncollectible. The definition of collateral for this purpose requires some judgment and is generally limited to assets held in an ACE-only beneficiary trust, letters of credit, and liabilities held by the Company with the same legal entity for which it believes there is a right of offset. The determination of the default factor is principally based on the financial strength rating of the reinsurer and a default factor applicable to the financial strength rating. Default factors require considerable judgment and are determined using the current financial strength rating, or rating equivalent, of each reinsurer as well as other key considerations and assumptions. The more significant considerations include, but are not necessarily limited to, the following:

• For reinsurers that maintain a financial strength rating from a major rating agency, and for which recoverable balances are considered representative of the larger population (i.e., default probabilities are consistent with similarly rated reinsurers and payment durations conform to averages), the financial rating is based on a published source and the default factor is based on published default statistics of a major rating agency applicable to the reinsurer’s particular rating class. When a recoverable is expected to be paid in a brief period of time by a highly rated reinsurer, such as certain property catastrophe claims, a default factor may not be applied;

• For balances recoverable from reinsurers that are both unrated by a major rating agency and for which management is unable to determine a credible rating equivalent based on a parent, affiliate or peer company, the Company determines a rating equivalent based on an analysis of the reinsurer that considers an assessment of the creditworthiness of the particular entity, industry benchmarks, or other factors as considered appropriate. The Company then applies the applicable default factor for that rating class. For balances recoverable from unrated reinsurers for which the ceded reserve is below a certain threshold, the Company generally applies a default factor of 25 percent;

• For balances recoverable from reinsurers that are either insolvent or under regulatory supervision, the Company establishes a default factor and resulting provision for uncollectible reinsurance based on specific facts and circumstances surrounding each company. Upon initial notification of an insolvency, the Company generally recognizes expense for a substantial portion of all balances outstanding, net of collateral, through a combination of write-offs of recoverable balances and increases to the provision for uncollectible reinsurance. When regulatory action is taken on a reinsurer, the Company generally recognizes a default factor by estimating an expected recovery on all balances outstanding, net of collateral. When sufficient credible information becomes available, the Company adjusts the provision for uncollectible reinsurance by establishing a default factor pursuant to information received;

• For other recoverables, management determines the provision for uncollectible reinsurance based on the specific facts and circumstances of that dispute.

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

Other investments is principally comprised of other direct equity investments, investment funds, limited partnerships, and trading securities. Except for trading securities, other investments over which the Company cannot exercise significant influence are carried at fair value with changes in fair value recognized through accumulated other comprehensive income. For these investments, investment income and realized gains are recognized as related

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

distributions are received. The fair value of investment funds is based on the net asset value as advised by the fund. Trading securities are recorded on a trade date basis and carried at fair value, except for life insurance policies which are carried at policy cash surrender value. Unrealized gains and losses on trading securities are reflected in net investment income. At December 31, 2006 and 2005, the fair value of trading securities was $63 million and $50 million, respectively.

Investments in partially-owned insurance companies include other investments and direct investments. Direct investments are investments in which the Company has significant influence and, as such, meet the requirements for equity accounting. The Company accrues its share of the net income or loss of the partially-owned insurance companies in “Other (income) expense”.

Realized gains or losses on sales of investments are determined on a first-in, first-out basis. Unrealized appreciation (depreciation) on investments is included as a separate component of accumulated other comprehensive income in shareholders’ equity. The Company regularly reviews its investments for possible impairment based on: i) certain indicators of an impairment, including the amount of time a security has been in a loss position, the magnitude of the loss position, and whether the security is rated below an investment grade level; ii) the period in which cost is expected to be recovered, if at all, based on various criteria including economic conditions, credit loss experience and other issuer-specific developments; and iii) the Company’s ability and intent to hold the security to the expected recovery period. If there is a decline in a security’s net realizable value, a determination is made as to whether that decline is temporary or “other-than-temporary”. If it is believed that a decline in the value of a particular investment is temporary, the decline is recorded as an unrealized loss in shareholders’ equity. If it is believed that the decline is “other-than-temporary,” the Company writes down the book value of the investment and records a realized loss in the consolidated statement of operations. The new cost basis is then amortized up to the amount recoverable based on anticipated future cash flow through net investment income.

The Company utilizes futures, options, interest rate swaps and foreign currency forward contracts for the purpose of managing certain investment portfolio risk and exposures. Refer to Note 12 for additional discussion of the objectives and strategies employed. These instruments are derivatives and reported at fair value, generally using publicly quoted market prices, and recorded as assets or liabilities in the accompanying consolidated balance sheets in “Accounts payable, accrued expenses and other liabilities” with changes in market value included in net realized gains (losses) in the consolidated statements of operations. Collateral held by brokers equal to a percentage of the total value of open futures contracts is included in short-term investments.

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

The Company engages in a securities lending program from which it generates net investment income from the lending of certain of its investments to other institutions for short periods of time. The market value of the loaned securities is monitored on a daily basis, with additional collateral obtained or refunded as the market value of the loaned securities changes. The Company’s policy is to require collateral consisting of fixed maturities and/or cash equal to 102 percent of the fair value of the loaned securities. The collateral is held by a third party custodian, and the Company has the right to access the collateral only in the event that the institution borrowing the Company’s securities is in default under the lending agreement. As a result of these restrictions, the Company considers its securities lending activities to be non-cash investing and financing activities. An indemnification agreement with the lending agent protects the Company in the event a borrower becomes insolvent or fails to return any of the securities on loan. The fair value of the securities on loan is included in fixed maturities and equity securities. The securities lending collateral is reported as a separate line in total assets with a corresponding liability related to the Company’s obligation to return the collateral plus interest.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

programs, the Company’s use of cash received is not restricted. The Company reports its obligation to return the cash as short-term debt.

f) Cash

Cash includes cash on hand and deposits with a maturity of three months or less at time of purchase. Cash held by external money managers is included in short-term investments.

g) Goodwill

Goodwill represents the excess of the cost of acquisitions over the fair value of net assets acquired and is not amortized. For purposes of annual impairment evaluation, goodwill is assigned to the applicable reporting unit of the acquired entities giving rise to the goodwill. Goodwill recorded in connection with investments in partially-owned insurance companies is recorded in “Investments in partially-owned insurance companies” and is also measured for impairment annually. Goodwill is assigned to applicable reporting units of acquired entities based on goodwill recognized at acquisition. Impairment tests are performed annually for each acquired entity giving rise to goodwill, or more frequently if circumstances indicate that a possible impairment has occurred. In the Company’s impairment tests, to estimate the fair value of a reporting unit, both an earnings model, that considers forecasted earnings and other financial ratios of the reporting unit as well as relevant financial data of comparable companies to the reporting unit such as the relationship of price to earnings for recent transactions and market valuations of publicly traded companies, and an analysis of the present value of estimated net cash flows are used.

h) Value of reinsurance business assumed

The value of reinsurance business assumed of $220 million and $235 million at December 31, 2006 and 2005, respectively, included in “Other assets” in the accompanying consolidated balance sheets, represents the excess of estimated ultimate value of the liabilities assumed under retroactive reinsurance contracts over consideration received. The value of reinsurance business assumed is amortized and recorded to losses and loss expenses based on the payment pattern of the losses assumed. The unamortized value is reviewed regularly to determine if it is recoverable based upon the terms of the contract, estimated losses and loss expenses and anticipated investment income. If such amounts are estimated to be unrecoverable, they are expensed in the period identified.

i) Unpaid losses and loss expenses

Property and Casualty

A liability is established for the estimated unpaid losses and loss expenses of the Company under the terms of, and with respect to, its policies and agreements. These amounts include provision for both reported claims (case reserves) and incurred but not reported (IBNR) claims. The methods of determining such estimates and establishing the resulting liability are reviewed regularly and any adjustments are reflected in operations in the period in which they become known. Future developments may result in losses and loss expenses materially greater or less than recorded amounts. Except for net loss and loss expenses reserves of $118 million, representing structured settlements for which the timing and amount of future claim payments are reliably determinable, the Company does not discount its property and casualty loss reserves.

Included in unpaid losses and loss expenses are liabilities for asbestos and environmental claims and expenses (A&E). These unpaid losses and loss expenses are principally related to claims arising from remediation costs associated with hazardous waste sites and bodily-injury claims related to asbestos products and environmental hazards. The estimation of these liabilities is particularly sensitive to changes in the legal environment, including specific settlements that may be used as precedents to settle future claims. However, ACE does not anticipate future changes in laws and regulations in setting its A&E reserve levels.

Prior period development arises from changes to loss estimates recognized in the current year that relate to loss reserves first reported in previous calendar years and excludes the effect of losses from the development of earned premiums from previous accident years. For purposes of analysis and disclosure, management views prior period development to be changes in the nominal value of loss estimates from period to period and excludes changes in loss estimates that do not arise from the emergence of claims, such as those related to uncollectible reinsurance, interest, unallocated loss adjustment expenses or foreign currency. Accordingly, specific items excluded from prior period development include the following: gains/losses related to foreign currency translation that affect both the valuation of unpaid losses and loss expenses; losses recognized from the early termination or commutation of reinsurance

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

agreements that principally relate to the time value of money; changes in the value of reinsurance business assumed reflected in losses incurred but principally related to the time value of money; and losses that arise from changes in estimates of earned premiums from prior accident years. Except for foreign currency revaluation, which is disclosed separately, these items are included in current year losses.

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

j) Deposit assets and liabilities

Deposit assets arise from ceded reinsurance contracts purchased by the Company that do not transfer significant underwriting risk. Under deposit accounting, consideration received or paid, excluding non-refundable fees, is recorded as a deposit asset in the balance sheet as opposed to ceded premiums and losses in the statement of operations. Interest income on deposits, representing the consideration received or to be received in excess of cash payments related to the deposit contract, is earned using an effective yield calculation. The calculation of the effective yield is based on the amount and timing of actual cash flows as of the balance sheet date and the estimated amount and timing of future cash flows. The effective yield is recalculated periodically to reflect revised estimates of cash flows. When a change in the actual or estimated cash flows occurs, the resulting change to the carrying amount of the deposit asset is reported as income or expense. Deposit assets of $160 million and $213 million at December 31, 2006 and 2005, respectively, are reflected in “Other assets” in the balance sheets and the accretion of deposit assets related to interest pursuant to the effective yield calculation is reflected in “Net investment income” in the statement of operations.

Non-refundable fees are earned based on the terms of the contract considering facts and circumstances specific to each contract. Non-refundable fees paid but unearned are reflected in “Other assets” in the balance sheet and earned fees are reflected in “Other (income) expense” in the statement of operations.

Deposit liabilities include reinsurance deposit liabilities of $225 million and $212 million and contract holder deposit funds of $110 million and $138 million for 2006 and 2005, respectively. The reinsurance deposit liabilities arise from contracts sold by the Company for which there is not a significant transfer of risk. At contract inception, the deposit liability is equal to net cash received by the Company. An accretion rate is established based on actuarial estimates whereby the deposit liability is increased to the estimated amount payable over the term of the contract. The deposit accretion rate is the rate of return required to fund expected future payment obligations. The Company periodically reassesses the estimated ultimate liability and related expected rate of return. Any resulting changes to the amount of the deposit liability are reflected as an adjustment to earnings to reflect the cumulative effect of the period the contract has been in force, and by an adjustment to the future accretion rate of the liability over the remaining estimated contract term.

The contract holder deposit funds represent a liability for investment contracts sold that do not meet the definition of an insurance contract under Financial Accounting Standard (FAS) No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. The investment contracts are sold with a guaranteed rate of return. The proceeds are then invested with the intent of realizing a greater return than is called for in the investment contracts.

k) Translation of foreign currencies

Financial statements of the Company’s foreign divisions are valued in foreign currencies, referred to as the functional currency. Under FAS No. 52, Foreign Currency Translation , functional currency assets and liabilities are translated into the reporting currency, U.S. dollars, using period end rates of exchange and the related translation adjustments are recorded as a separate component of accumulated other comprehensive income. Functional statement of operations amounts expressed in functional currencies are translated using average exchange rates. Gains and losses resulting from foreign currency transactions are recorded in net realized gains (losses).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

l) Income taxes

Income taxes have been provided in accordance with the provisions of FAS No. 109, Accounting for Income Taxes (FAS 109), on those operations which are subject to income taxes. Refer to Note 18. Deferred tax assets and liabilities result from temporary differences between the amounts recorded in the consolidated financial statements and the tax basis of the Company’s assets and liabilities. Such temporary differences are primarily due to the tax basis discount on unpaid losses and loss expenses, unearned premiums reserves, foreign tax credits, deferred policy acquisition costs, net unrealized appreciation on investments, and un-remitted foreign earnings. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance against deferred tax assets is recorded if it is more likely than not that all, or some portion, of the benefits related to deferred tax assets will not be realized.

m) Earnings per share

Basic earnings per share is calculated using the weighted-average shares outstanding. All potentially dilutive securities including unvested restricted stock, stock options, warrants and convertible securities are excluded from the basic earnings per share calculation. In calculating diluted earnings per share, the weighted-average shares outstanding is increased to include all potentially dilutive securities. The incremental shares from assumed conversions are not included in computing diluted loss per share amounts as these shares are considered anti-dilutive. Basic and diluted earnings per share are calculated by dividing net income available to ordinary shareholders by the applicable weighted-average number of shares outstanding during the year.

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

o) Derivatives

The Company recognizes all derivatives as either assets or liabilities in the consolidated balance sheets which are measured at the fair value of the instrument. The Company participates in derivative instruments in two principal ways as follows:

(i) To sell protection to customers as an insurance or reinsurance contract that meets the definition of a derivative under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). For 2006 and 2005, the reinsurance of guaranteed minimum income benefits (GMIBs) was the Company’s primary product falling into this category. Refer to Note 8 c) for a description of this product and related accounting treatment; and

(ii) To mitigate financial risks, principally arising from investment holdings, products sold, or assets and liabilities held in foreign currencies. For these instruments, changes in assets or liabilities measured at fair value are recorded as realized gains or losses in the consolidated statement of operations.

The Company did not designate any derivatives as accounting hedges during 2006, 2005 and 2004.

p) New accounting pronouncements

Adopted in 2006

Share-based compensation

Effective January 1, 2006, the Company accounts for share-based compensation plans in accordance with FAS No. 123 (Revised) Share-Based Payment (FAS 123R). This statement requires all companies to measure and record compensation cost for all share-based payment awards (including employee stock options) at grant-date fair value. Prior to the adoption of FAS 123R, the Company accounted for its share-based compensation plans in accordance with Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees (APB 25). In accordance with APB 25, the Company did not recognize compensation expense for employee stock options in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying Ordinary Shares on the date of the grant. In addition, the Company did not recognize expenses related to its employee stock purchase plan (ESPP). Upon adopting FAS 123R on January 1, 2006, the Company began recognizing expenses related to employee stock options and its ESPP. For additional details relating to share-based compensation and the cumulative effect of the change in accounting principle, refer to Note 4.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

Call options in debt instruments

In 2005, the Financial Accounting Standards Board (FASB) issued Statement 133 Implementation Issue No. B38, Embedded Derivatives: Evaluation of Net Settlement with Respect to the Settlement of a Debt Instrument through Exercise of an Embedded Put Option or Call Option (Issue B38), which clarifies that the potential settlement of a debtor’s obligation to the creditor that would occur upon exercise of the put option or call option meets the net settlement criterion in paragraph (9a) of FAS 133. Issue B38 became effective in the first quarter of 2006. In adopting Issue B38, the Company determined that call options within three debt instruments were embedded derivatives and must be reported at fair value. Accordingly, at December 31, 2006, the Company has reported a net liability of $2 million. Changes to this net liability are included in net realized gains (losses).

Pensions

In September 2006, the FASB issued FAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (FAS 158). FAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in funded status in the year in which the changes occur through comprehensive income. Additionally, FAS 158 requires an employer to measure the funded status of a plan as of the date of its year-end balance sheet, with limited exceptions. The Company has adopted the recognition and disclosure provisions of FAS 158 as of December 31, 2006. At December 31, 2006, the Company increased pension liabilities, and correspondingly reduced accumulated other comprehensive income by $16 million before tax ($11 million after tax) to fully recognize the under-funded status of its defined benefit pension plans. For additional details related to defined benefit pension plans, refer to Note 15.

Considering the effect of prior year misstatements when quantifying misstatements in current year financial statements

In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 provides guidance as to how errors should be evaluated to assess materiality from a quantitative perspective. SAB 108 permits companies to initially apply its provisions by either restating prior financial statements or recording the cumulative effect of initially applying the approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment to retained earnings. At December 31, 2006, the date of required adoption, SAB 108 did not have an effect on the financial statements.

To be Adopted after 2006

Accounting for uncertainty in income taxes

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in tax positions by prescribing a financial statement recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. Further, FIN 48 expands the required disclosures associated with such uncertain tax positions. The provisions of FIN 48 are effective January 1, 2007 and the cumulative effect of adoption, if any, will result in an adjustment to opening retained earnings. The Company is continuing its evaluation of the potential impact on the financial statements of adopting FIN 48. The Company does not expect the adoption of FIN 48 to have a material impact on the Company’s financial condition or results of operations.

Accounting for certain hybrid financial instruments

In February 2006, the FASB issued FAS No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140 (FAS 155). FAS 155 permits fair value re-measurement of an entire hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain embedded derivatives requiring bifurcation; narrows the scope exemption applicable to interest-only strips and principal-only strips from FAS 133 and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. In December 2006, the FASB issued implementation guidance, Statement 133 Implementation Issue B40 Embedded Derivatives: Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets, which creates a scope exception with respect to accounting for prepayment risk within certain securitized financial assets as an embedded derivative. FAS 155 is effective for all financial instruments acquired or issued after January 1, 2007, and is not expected to have a material impact on the Company’s financial condition or results of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

operations. However, upon adopting FAS 155 on January 1, 2007, the Company will exercise the option provided in FAS 155 to account for hybrid financial instruments at fair value in their entirety, principally convertible debt securities with an aggregate fair value of $277 million as of December 31, 2006. Changes in fair value after January 1, 2007 will be reflected in net income.

Accounting by insurance enterprises for deferred acquisition costs in connection with modifications or exchanges of insurance contracts

In September 2005, the Accounting Standards Executive Committee (AcSEC) issued Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (SOP 05-1). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The adoption of SOP 05-1 effective January 1, 2007, did not have a material impact on the Company’s financial condition or results of operations.

Fair value measurements

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements (FAS 157). FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. FAS 157 focuses on how to measure fair value and establishes a three-level hierarchy for both measurement and disclosure purposes. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. Under FAS 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. FAS 157 does not expand the use of fair value to any new circumstances. The Company is currently evaluating the impact, if any, of adopting FAS 157 on its financial condition or results of operations.

Fair Value Option

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (FAS 159). FAS 159 permits an entity to irrevocably elect fair value on a contract-by-contract basis as the initial and subsequent measurement attribute for many financial assets and liabilities and certain other items including insurance contracts. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. FAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FAS No. 157, Fair Value Measurements. The Company is currently evaluating the impact, if any, of adopting FAS 159 on its financial condition or results of operations.

3. Purchase and Sale of Subsidiaries

a) Purchase of Altas Cumbres Life Insurance Company

In December 2006, the Company purchased 100 percent of the common stock of Altas Cumbres Life Insurance Company, a Peruvian insurer that sells credit life and A&H insurance, for $24 million. In connection with the transaction, the Company recognized $16 million of intangible assets consisting of goodwill of $4 million, other intangible assets with indefinite lives not subject to amortization of $4 million, and intangible assets with definite lives subject to amortization of $8 million.

b) Sale of Certain Run-Off Reinsurance Subsidiaries

On July 3, 2006, the Company completed the sale of ACE American Reinsurance Company (ACE American Re), Brandywine Reinsurance Company (UK) Ltd (BRUK), and Brandywine Reinsurance Company S.A.-N.V. (collectively, “the three companies”) to Randall & Quilter Investment Holdings Limited (R&Q). At the time of sale, the three companies held aggregate net assets of $31 million comprised of loss and loss expenses reserves of approximately $758 million, reinsurance recoverables, net of provision for uncollectible reinsurance, of approximately $317 million, investments of approximately $497 million and other liabilities, net of other assets, of approximately $25 million. In connection with

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

the sale, the Company received a $5 million interest bearing note from R&Q plus contingent consideration in the form of preference shares issued by R&Q with a total potential benefit of $15 million, depending upon the performance of BRUK and ACE American Re. The Company will not recognize the contingent consideration until its receipt is assured. The pre-tax realized loss on sale is reduced by other miscellaneous adjustments of $3 million.

The transaction resulted in a pre-tax realized loss of approximately $23 million which is included in realized gains (losses) in the accompanying statement of operations and an after-tax gain of approximately $10 million. The income tax benefit of approximately $33 million principally relates to the effect of the sale on U.S. federal income taxes reflecting differences in the basis of the assets of the three companies for financial reporting purposes compared to the corresponding tax basis. During the fourth quarter of 2006, the accounting loss was updated to reflect adjustments between the preliminary closing balance sheets of the three companies delivered at the time of sale, which were used to estimate the accounting gain at September 30, 2006, and the final closing balance sheets. Financial results related through the date of sale to the sold business are included in the Insurance – North American segment.

In connection with the sale, the Company eliminated a deferred tax asset valuation allowance of $48 million that had been established in connection with the purchase of the three companies in 1999 as part of the acquisition of CIGNA’s property/casualty business. Pursuant to FAS 109, the Company has reduced goodwill by $48 million to reflect the elimination of this valuation allowance.

Subsequent to the sale, the Company maintains the following obligations related to the three companies:

• In connection with the sale, a subsidiary of the Company issued an aggregate reinsurance agreement to ACE American Re providing 70 percent coverage of up to $50 million in losses above net undiscounted reserves of $346 million, including the provision for uncollectible reinsurance, held by ACE American Re on July 3, 2006. The coverage is payable only if, and to the extent, ACE American Re surplus falls below $25 million at the time losses covered by this agreement become due and payable;

• Prior to the sale, the Company entered into a claims servicing agreement with a third party vendor that covers several Brandywine entities including ACE American Re. In connection with the sale, ACE agreed to retain this obligation for a specified period and the Company will continue to pay fees arising from the servicing of ACE American Re claims. Accordingly, at December 31, 2006, the Company has a liability of $31 million related to this obligation;

• Prior to the sale of BRUK, the Company guaranteed certain insurance policies issued by BRUK (the BRUK Guarantee). Subsequent to the sale, the BRUK Guarantee remains in force. As part of the transaction, R&Q has agreed to indemnify the Company in the event the Company is required to make payment under the BRUK Guarantee; however, the Company has not been relieved of its obligation to perform under the BRUK Guarantee. At the time of sale, the unpaid losses and loss expenses reserves covered by the BRUK Guarantee were approximately $32 million.

Additionally, prior to the sale, an ACE affiliate ceded 100 percent of the risks associated with certain insurance policies to BRUK. Subsequent to the sale, this cession remains in force. At the time of sale, the reinsurance recoverable by the ACE affiliate from BRUK under this agreement was approximately $69 million. In addition, at December 31, 2006, other receivables held by ACE affiliates due from the three companies aggregate to $40 million.

4. Share-Based Compensation

The Company has share-based compensation plans which currently provide for awards of stock options, restricted stock, and restricted stock units to its employees and members of the Board of Directors. In December 2004, the FASB issued FAS 123R which is a revision of FAS 123 that supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). This statement requires all companies to measure and record compensation cost for all share-based payment awards (including employee stock options) at grant-date fair value. The Company adopted FAS 123R effective January 1, 2006. Prior to the adoption of FAS 123R, the Company accounted for its share-based compensation plans in accordance with APB 25. In accordance with APB 25, the Company did not recognize compensation expense for employee stock options in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying Ordinary Shares on the date of the grant. In addition, the Company did not recognize expenses related to its ESPP. Upon adopting FAS 123R on January 1, 2006, the Company began recognizing expenses related to employee stock options and its ESPP. FAS 123R also requires that the excess tax benefits of deductions resulting from the exercise of stock options be classified as cash flows from financing activities. Prior to the adoption of FAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows.

In adopting FAS 123R, the Company applied the modified prospective method and accordingly, prior period amounts have not been restated. Under this method, beginning on January 1, 2006, the Company recognizes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

compensation expense for all share-based payments granted, modified, or settled after January 1, 2006, as well as for any awards that were granted prior to January 1, 2006 for which the requisite service had not been provided as of January 1, 2006 (i.e., unvested awards). Unvested awards are to be expensed consistent with the valuation used in previous disclosures of the pro forma effect of FAS 123. The Company used the Black-Scholes option-pricing model to disclose the pro forma effect of FAS 123 and to determine the fair value of share compensation under FAS 123R.

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

The following table outlines the Company’s net income available to holders of Ordinary Shares and basic and diluted earnings per share for the years ended December 31, 2005 and 2004 had the compensation cost been determined in accordance with the fair value method recommended in FAS 123. The reported and pro forma net income and basic and diluted earnings per share for the year ended December 31, 2006 are the same since share-based compensation expense is calculated under the provisions of FAS 123R. The amounts for the year ended December 31, 2006 are included in the table below only to provide the detail for a comparative presentation to the years ended December 31, 2005 and 2004.

(in millions of U.S. dollars, except per share data)	2006	2005	2004
Net income available to holders of Ordinary Shares:
As reported	$2,260	$983	$1,108
Add: Share-based compensation expense included in reported net income, net of income tax	68	46	43
Deduct: Compensation expense, net of income tax	68	61	82
Pro forma net income	$2,260	$968	$1,069
Basic earnings per share:
As reported	$7.02	$3.36	$3.95
Pro forma	$7.02	$3.31	$3.81
Diluted earnings per share:
As reported	$6.91	$3.31	$3.88
Pro forma	$6.91	$3.26	$3.75

The adoption of FAS 123R resulted in incremental share-based compensation expense for the cost of stock options and shares issued under the ESPP of $20 million ($18 million after tax) for the year ended December 31, 2006 ($0.05 per basic and diluted share) that would not have otherwise been recognized. Prior to the adoption of FAS 123R, share-based compensation expense for restricted stock was recognized in net income. For the year ended December 31, 2006, the expense for the restricted stock was $65 million ($49 million after tax).

During 2004, the Company established the ACE Limited 2004 Long-Term Incentive Plan (the 2004 LTIP). Once the 2004 LTIP was approved by shareholders, it became effective February 25, 2004. It will continue in effect until terminated by the Board. This plan replaced the ACE Limited 1995 Long-Term Incentive Plan, the ACE Limited 1995 Outside Directors Plan, the ACE Limited 1998 Long-Term Incentive Plan, and the ACE Limited 1999 Replacement Long-Term Incentive Plan (the Prior Plans) except as to outstanding awards. Under the 2004 LTIP, a total of 15,000,000 Ordinary Shares of the Company are authorized to be issued pursuant to awards made as stock options, stock appreciation rights, performance shares, performance units, restricted stock and restricted stock units. The maximum number of shares that may be delivered to participants and their beneficiaries under the 2004 LTIP shall be equal to the sum of: (i) 15,000,000 shares; and (ii) any shares that are represented by awards granted under the Prior Plans that are forfeited,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

expired or are canceled after the effective date of the 2004 LTIP, without delivery of shares or which result in the forfeiture of the shares back to the Company to the extent that such shares would have been added back to the reserve under the terms of the applicable Prior Plan. As of December 31, 2006, a total of 11,554,053 shares remain available for future issuance under this plan.

At the Annual General Meeting, held on May 18, 2006, the Second Amendment to the ACE Limited ESPP was approved by shareholders. The Second Amendment of the ESPP increased the number of Ordinary Shares available for issuance under the ESPP by 1,500,000 shares (Additional Shares), which shares are in addition to the 1,500,000 Ordinary Shares previously reserved under the ESPP. As of December 31, 2006, a total of 1,398,583 Ordinary Shares remain available for issuance under the ESPP.

Stock Options

The Company’s 2004 LTIP provides for grants of both incentive and non-qualified stock options principally at an option price per share of 100 percent of the fair market value of the Company’s Ordinary Shares on the date of grant. Stock options are generally granted with a 3-year vesting period and a 10-year term. The stock options vest in equal annual installments over the respective vesting period, which is also the requisite service period. Included in the beginning of year balance are 5-year cliff vest options of 100,000, 150,000 and 25,000 issued respectively in 2002, 2003 and 2004. There were 150,000 5-year cliff vest options granted in February 2006.

Included in the Company’s share-based compensation expense in the year ended December 31, 2006 is the cost related to the unvested portion of the 2005, 2004 and 2003 stock option grants. The fair value of the stock options was estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time from grant to exercise date) was estimated using the historical exercise behavior of employees. For 2005 and prior options, expected volatility was based on historical volatility for a period equal to the stock option’s expected life, ending on the date of grant, and calculated on a monthly basis. For 2006 options, expected volatility was calculated as a blend of (a) historical volatility based on daily closing prices over a period equal to the expected life assumption, (b) long-term historical volatility based on daily closing prices over the period from ACE’s initial public trading date through the most recent quarter; and (c) implied volatility derived from ACE’s publicly traded options.

The fair value of the options issued is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants for the years indicated:

	2006	2005	2004
Dividend yield	1.64%	1.89%	1.75%
Expected volatility	31.29%	22.36%	26.6%
Risk-free interest rate	4.60%	3.88%	2.78%
Forfeiture rate	7.50%	5.00%	5.00%
Expected life	6 years	4 years	4 years

The following table shows changes in the Company’s stock options for the years ended December 31, 2006 and 2005:

	Number of Options	Weighted Average Exercise Price
Options outstanding, December 31, 2004	16,237,718	$33.83
Granted	1,606,001	$44.43
Exercised	(4,727,981)	$47.85
Forfeited	(471,977)	$39.70
Options outstanding, December 31, 2005	12,643,761	$36.53
Granted	1,505,215	$56.29
Exercised	(1,982,560)	$33.69
Forfeited	(413,895)	$39.71
Options outstanding, December 31, 2006	11,752,521	$39.43
Options exercisable, December 31, 2006	8,419,023	$35.82

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

The weighted-average remaining contractual term was 5.97 years for the stock options outstanding and 5.08 years for the stock options exercisable at December 31, 2006. The total intrinsic value was approximately $248 million for stock options outstanding and $208 million for stock options exercisable at December 31, 2006. The total intrinsic value for stock options exercised during the year ended December 31, 2006 was approximately $43 million. The weighted-average fair value for the stock options granted for the year ended December 31, 2006 was $18.30.

The amount of cash received during the year ended December 31, 2006 from the exercise of stock options was $67 million.

Restricted Stock

The Company’s 2004 LTIP also provides for grants of restricted stock. The Company generally grants restricted stock with a 4-year vesting period, based on a graded vesting schedule. The restricted stock is granted at market close price on the date of grant. Included in the Company’s share-based compensation expense in the year ended December 31, 2006 is a portion of the cost related to the unvested restricted stock granted in the years 2002 to 2006.

The following table shows changes in the Company’s restricted stock for the year ended December 31, 2006 and 2005:

	Number of Restricted Stock	Weighted Average Grant- Date Fair Value
Unvested restricted stock, December 31, 2004	2,871,164	$37.85
Granted	1,785,589	$44.45
Vested and issued	(943,246)	$37.24
Forfeited	(224,839)	$39.95
Unvested restricted stock, December 31, 2005	3,488,668	$41.26
Granted	1,632,504	$56.05
Vested and issued	(1,181,249)	$40.20
Forfeited	(360,734)	$44.04
Unvested restricted stock, December 31, 2006	3,579,189	$48.07

Included in the above table are 96,200 performance-based restricted shares issued to executive officers, consisting of 50,200 target awards issued in 2006 and 46,000 target awards issued prior to 2006. With respect to the 2006 target awards, the performance goal is based on the achievement by ACE Limited of growth in GAAP book value exceeding the median growth of a specified peer group, according to a designated financial measure listed in the ACE Limited LTIP. The target awards are based on a graded vesting schedule over a 4-year period. If an installment does not vest because the initial one-year performance goal is missed, a re-measurement feature provides additional vesting opportunities based on cumulative performance over a series of extended measurement periods within the 4-year performance period. If performance measures are not achieved by the end of the 4-year performance period, related shares are forfeited. Excluded from the above table are premium awards granted in 2006 that provide the same executive officers an opportunity to earn up to an additional 50,200 shares based on the Company’s performance. The premium awards vest at the end of four years and, similar to target awards, performance is measured based on the Company’s growth in GAAP book value relative to its peers. With respect to the 2006 premium awards, if cumulative performance is less than the peer group’s 65th percentile, no premium award will be earned. For performance between the 65th and 75th percentile, the premium will be interpolated between 50 percent and 100 percent of the number of actual shares earned from the target award. With respect to target awards granted prior to 2006, the performance measurement and vesting period is comparable to the 2006 target awards. The Company recognizes expense related to performance-based restricted shares based on an estimate of the restricted shares that will ultimately be earned. For the year ended December 31, 2006, compensation expense was recognized for the 96,200 target awards but not the premium awards. During 2005, 1,793,434 restricted stock were awarded to officers of the Company and its subsidiaries. These restricted stock vest at various dates through December 2009. During 2004, 1,619,761 restricted stock were awarded to officers of the Company and its subsidiaries. These restricted stock vest at various dates through December 2008.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

Restricted Stock Units

The Company’s 2004 LTIP also provides for grants of other awards, including restricted stock units. In 2006, the Company granted restricted stock units with a 4-year vesting period, based on a graded vesting schedule. Each restricted stock unit represents the Company’s obligation to deliver to the holder one share of Ordinary Shares upon vesting. Throughout 2006, the Company awarded 81,120 restricted stock units to officers of the Company and its subsidiaries with a weighted-average grant date fair value of $56.34. During 2005, 80,550 restricted stock units, with a weighted-average grant date fair vale of $44.59, were awarded to officers of the Company and its subsidiaries. During 2004, 30,880 restricted stock units, with a weighted-average grant date fair vale of $43.56, were awarded to officers of the Company and its subsidiaries.

The Company also grants restricted stock units with a 1-year vesting period to non-management directors. Delivery of Ordinary Shares on account of these restricted stock units to non-management directors is deferred until six months after the date of the non-management directors’ termination from the Board. During 2006, 23,092 restricted stock units were awarded to non-management directors. These units will vest in May 2007. During 2005, 26,186 restricted stock units were awarded to non-management directors. These units vested in May 2006. During 2004, 30,361 restricted stock units were awarded to non-management directors. These units vested in May 2005.

ESPP

The ESPP gives participating employees the right to purchase Ordinary Shares through payroll deductions during consecutive “Subscription Periods.” Annual purchases by participants are limited to the number of whole shares that can be purchased by an amount equal to ten percent of the participant’s compensation or $25,000, whichever is less. The ESPP has two six-month Subscription Periods, the first of which runs between January 1 and June 30 and the second of which runs between July 1 and December 31 of each year. The amounts that have been collected from participants during a Subscription Period are used on the “Exercise Date” to purchase full shares of Ordinary Shares. An Exercise Date is generally the last trading day of a Subscription Period. The number of shares purchased is equal to the total amount, as of the Exercise Date, that has been collected from the participants through payroll deductions for that Subscription Period, divided by the Purchase Price, rounded down to the next full share. The “Purchase Price” is 85 percent of the lower of (1) the fair market value of an Ordinary Share on the first day of the Subscription Period, or (2) the fair market value of an Ordinary Share on the Exercise Date. Participants may withdraw from an offering before the exercise date and obtain a refund of the amounts withheld through payroll deductions. Included in the Company’s share-based compensation expense in the year ended December 31, 2006 is a portion of the cost related to the estimated December 31, 2006 ESPP offering. Pursuant to the provisions of the ESPP, during 2006, 2005 and 2004, employees paid $8.3 million, $7.8 million and $7.7 million, respectively, to purchase 202,949 shares, 216,504 shares and 239,776 shares, respectively.

The fair values of the offerings of the Subscription Periods ended December 31, 2006 and June 30, 2006 were calculated using a Black-Scholes option valuation model that used the assumptions noted in the following table. The risk-free interest rate is based on the U.S. Treasury yield curve. Expected volatility was based on an average of historical and implied volatility.

	July 1 – December 31 2006	January 1 – June 30 2006
Dividend yield	1.98%	1.69%
Expected volatility	24%	25%
Risk-free interest rate	5.00%	4.20%
Expected life	6 months	6 months

The weighted-average fair value for the Company’s ESPP rights was $11.22 and $12.21, respectively, for the December 31, 2006 and June 30, 2006 ESPP offerings.

As of December 31, 2006, unrecognized compensation expense related to the unvested portion of the Company’s employee share-based awards was approximately $99 million and is expected to be recognized over a weighted-average period of approximately 1.89 years.

The Company generally issues shares for the exercise of stock options, for restricted stock and shares under the ESPP from un-issued reserved shares.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

5. Segment information

The Company operates through the following business segments: Insurance – North American, Insurance – Overseas General, Global Reinsurance and Life Insurance and Reinsurance. Beginning with the fourth quarter of 2006, the Company no longer presents a Financial Services segment since this segment no longer represents a significant part of the Company’s operations. The financial solutions business of ACE Financial Solutions and ACE Financial Solutions International (previously included in the Financial Services segment) has been classified with the Insurance – North American segment. The financial results of the Company’s financial guaranty business through April 28, 2004 (the date of the Assured Guaranty initial public offering) and the Company’s share of the earnings of Assured Guaranty were previously included in the Financial Services segment and have been classified into the corporate results. These segment changes were based primarily on how the business is managed and accountability for results. All prior periods presented have been amended for this new presentation. These segments distribute their products through various forms of brokers and agencies. Insurance – North American, Insurance – Overseas General and Global Reinsurance utilize direct marketing programs to reach clients. Additionally, Insurance – North American has formed internet distribution channels for some of its products. Global Reinsurance, Insurance – North American and Life Insurance and Reinsurance have established relationships with reinsurance intermediaries.

The Insurance – North American segment comprises the P&C operations in the U.S., Canada and Bermuda. This segment includes the operations of ACE USA (including ACE Canada), ACE Westchester Specialty, ACE Bermuda and various run-off operations. ACE USA provides a broad range of P&C insurance and reinsurance products to a diverse group of commercial and non-commercial enterprises and consumers. These products include general liability, excess liability, property, workers’ compensation, automobile liability, professional lines, medical liability, aerospace, A&H coverages as well as claims and risk management products and services. The financial solutions business includes insurance and reinsurance solutions to complex risks that generally cannot be adequately addressed by the traditional insurance marketplace. It consists of securitization and risk trading, finite and structured risk products, and retroactive contracts in the form of loss portfolio transfers. ACE Westchester Specialty focuses on the wholesale distribution of excess, surplus and specialty P&C products, as well as the retail and wholesale distribution of specialty inland marine products. ACE Bermuda provides commercial insurance products to a global client base, covering risks that are generally low in frequency and high in severity. The run-off operations include Brandywine, Commercial Insurance Services, residual market workers’ compensation business, pools and syndicates not attributable to a single business group, the run-off of open market facilities and other exited lines of business. Run-off operations do not actively sell insurance products, but are responsible for the management of existing policies and related claims. As discussed in Note 3 b), during the third quarter of 2006, the Company completed the sale of three of the run-off reinsurance subsidiaries ACE American Re, BRUK and Brandywine Reinsurance Company S.A.-N.V. to R&Q.

The Insurance – Overseas General segment consists of ACE International (excluding its life insurance business) and the wholesale insurance operations of ACE Global Markets. The segment has four regions of operations: the ACE European Group which is comprised of ACE Europe and ACE Global Markets branded business, ACE Asia Pacific, ACE Far East and ACE Latin America. ACE International comprises ACE INA’s network of indigenous retail insurance operations, which provide insurance coverage on a world-wide basis. ACE Global Markets comprises our insurance operations within ACE European Group Limited (AEGL) and at Lloyd’s via Syndicate 2488. ACE provides funds at Lloyd’s to support underwriting by Syndicate 2488, The reinsurance operation of ACE Global Markets is included in the Global Reinsurance segment. Companies within the Insurance – Overseas General segment write a variety of insurance products including property, casualty, professional lines (D&O and E&O), marine, energy, aviation, political risk, consumer-oriented products and A&H (principally accident and supplemental health).

The Global Reinsurance segment comprises ACE Tempest Re Bermuda, ACE Tempest Re USA, ACE Tempest Re Europe and ACE Tempest Re Canada, which was established in 2006. These divisions provide a broad range of property catastrophe, casualty and property reinsurance coverages, to a diverse array of primary P&C companies.

The Life Insurance and Reinsurance segment includes the operations of ACE Tempest Life Re (ACE Life Re) and ACE International Life (ACE Life). ACE Life Re provides reinsurance coverage to other life insurance companies as well as marketing traditional life reinsurance products and service for the individual life business. ACE Life provides traditional life insurance protection, investment and savings products to individuals in several countries including Thailand, Vietnam, Taiwan, China and Egypt.

Corporate and Other (Corporate) includes ACE Limited and ACE INA Holdings, Inc. and intercompany eliminations. In addition, Corporate includes the financial results of Assured Guaranty through April 28, 2004 (the date of the sale of Assured Guaranty). Commencing April 29, 2004, the Company’s proportionate share of Assured Guaranty’s earnings is reflected in “Other (income) expense” in Corporate. Further, included in “Losses and loss expenses” for 2006, 2005 and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

2004 are losses incurred in connection with the commutation of ceded reinsurance contracts that resulted from a differential between the consideration received from reinsurers and the related reduction of reinsurance recoverables, principally related to the time value of money. Due to the Company’s initiatives to reduce reinsurance recoverable balances and thereby encourage such commutations, losses recognized in connection with the commutation of ceded reinsurance contracts are generally not considered when assessing segment performance and accordingly, are directly allocated to Corporate. Accordingly, the effect of the related loss reserve development on net income is reported within Corporate.

For segment reporting purposes, certain items have been presented in a different manner than in the consolidated financial statements. The following tables summarize the operations by segment for the years ended December 31, 2006, 2005 and 2004.

Statement of Operations by Segment

For the year ended December 31, 2006 (in millions of U.S. dollars)	Insurance – North American	Insurance – Overseas General	Global Reinsurance	Life Insurance and Reinsurance	Corporate and Other	ACE Consolidated
Gross premiums written	$9,663	$5,897	$1,567	$274	$–	$17,401
Net premiums written	5,940	4,266	1,550	274	–	12,030
Net premiums earned	5,719	4,321	1,511	274	–	11,825
Losses and loss expenses	4,026	2,259	784	–	1	7,070
Life and annuity benefits	–	–	–	123	–	123
Policy acquisition costs	530	856	303	26	–	1,715
Administrative expenses	502	609	62	35	248	1,456
Underwriting income (loss)	661	597	362	90	(249)	1,461
Net investment income	876	370	221	42	92	1,601
Net realized gains (losses)	(83)	(16)	10	(36)	27	(98)
Interest expense	–	–	–	–	176	176
Other (income) expense	(2)	10	8	–	(51)	(35)
Income tax expense (benefit)	352	206	38	(6)	(68)	522
Cumulative effect of a change in accounting principle	–	–	–	–	4	4
Net income (loss)	$1,104	$735	$547	$102	$(183)	$2,305

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

Statement of Operations by Segment

For the year ended December 31, 2005 (in millions of U.S. dollars)	Insurance – North American	Insurance – Overseas General	Global Reinsurance	Life Insurance and Reinsurance	Corporate and Other	ACE Consolidated
Gross premiums written	$9,189	$5,775	$1,599	$248	$–	$16,811
Net premiums written	5,803	4,195	1,546	248	–	11,792
Net premiums earned	5,730	4,239	1,531	248	–	11,748
Losses and loss expenses	4,577	2,583	1,402	–	9	8,571
Life and annuity benefits	–	–	–	143	–	143
Policy acquisition costs	503	836	300	24	–	1,663
Administrative expenses	427	566	60	19	189	1,261
Underwriting income (loss)	223	254	(231)	62	(198)	110
Net investment income	698	319	173	36	38	1,264
Net realized gains (losses)	15	51	(4)	19	(5)	76
Interest expense	–	–	3	–	171	174
Other (income) expense	18	16	11	–	(70)	(25)
Income tax expense (benefit)	235	107	11	(2)	(78)	273
Net income (loss)	$683	$501	$(87)	$119	$(188)	$1,028

Statement of Operations by Segment

For the year ended December 31, 2004 (in millions of U.S. dollars)	Insurance – North American	Insurance – Overseas General	Global Reinsurance	Life Insurance and Reinsurance	Corporate and Other	ACE Consolidated
Gross premiums written	$8,453	$5,851	$1,567	$230	$(7)	$16,094
Net premiums written	5,424	4,335	1,518	226	(7)	11,496
Net premiums earned	5,096	4,296	1,389	226	103	11,110
Losses and loss expenses	4,266	2,423	973	–	28	7,690
Life and annuity benefits	–	–	–	175	–	175
Policy acquisition costs	458	800	265	24	12	1,559
Administrative expenses	470	544	65	11	175	1,265
Underwriting income (loss)	(98)	529	86	16	(112)	421
Net investment income	583	224	126	33	47	1,013
Net realized gains (losses)	134	47	27	7	(18)	197
Interest expense	1	–	–	–	182	183
Other (income) expense	6	25	5	–	(27)	9
Income tax expense (benefit)	114	232	14	(2)	(72)	286
Net income (loss)	$498	$543	$220	$58	$(166)	$1,153

Underwriting assets are reviewed in total by management for purposes of decision-making. The Company does not allocate assets to its segments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

The following tables summarize the net premiums earned of each segment by product offering for the years ended December 31, 2006, 2005 and 2004.

Year ended December 31, 2006 (in millions of U.S. dollars)	Property & Casualty	Life, Accident & Health	ACE Consolidated
Insurance – North American	$5,517	$202	$5,719
Insurance – Overseas General	3,096	1,225	4,321
Global Reinsurance	1,511	–	1,511
Life Insurance and Reinsurance	–	274	274
	$10,124	$1,701	$11,825

Year ended December 31, 2005
Insurance – North American	$5,548	$182	$5,730
Insurance – Overseas General	3,179	1,060	4,239
Global Reinsurance	1,531	–	1,531
Life Insurance and Reinsurance	–	248	248
	$10,258	$1,490	$11,748

Year ended December 31, 2004
Insurance – North American	$4,922	$174	$5,096
Insurance – Overseas General	3,337	959	4,296
Global Reinsurance	1,389	–	1,389
Corporate and Other	103	–	103
Life Insurance and Reinsurance	–	226	226
	$9,751	$1,359	$11,110

The following table summarizes the Company’s gross premiums written by geographic region. Allocations have been made on the basis of location of risk.

Year Ended	North America	Europe	Asia Pacific/Far East	Latin America
2006	63%	24%	9%	4%
2005	61%	25%	10%	4%
2004	61%	25%	10%	4%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

6. Earnings per share

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2006, 2005 and 2004.

(in millions of U.S. dollars, except share and per share data)	2006	2005	2004
Numerator:
Net income before cumulative effect of a change in accounting principle	$2,301	$1,028	$1,153
Dividends on Preferred Shares	(45)	(45)	(45)
Net income available to holders of Ordinary Shares before cumulative effect of a change in accounting principle	2,256	983	1,108
Cumulative effect of a change in accounting principle	4	–	–
Net income available to holders of Ordinary Shares	$2,260	$983	$1,108
Denominator:
Denominator for basic earnings per share:
Weighted-average shares outstanding	321,768,672	292,401,343	280,271,225
Denominator for diluted earnings per share:
Share-based compensation plans	5,463,350	4,898,540	5,214,247
Adjusted weighted average shares outstanding and assumed conversions	327,232,022	297,299,883	285,485,472
Basic earnings per share:
Earnings per share before cumulative effect of a change in accounting principle	$7.01	$3.36	$3.95
Cumulative effect of a change in accounting principle	.01	–	–
Earnings per share	$7.02	$3.36	$3.95
Diluted earnings per share:
Earnings per share before cumulative effect of a change in accounting principle	$6.90	$3.31	$3.88
Cumulative effect of a change in accounting principle	.01	–	–
Earnings per share	$6.91	$3.31	$3.88

Excluded from adjusted weighted average shares outstanding and assumed conversions is the impact of securities that would have been anti-dilutive at the respective year ends. At December 31 2006, 2005 and 2004, the potential anti-dilutive share conversions were 319,397, 129,902, and 859,142, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

7. Investments

a) Fixed maturities

The fair values and amortized costs of and the gross unrealized appreciation (depreciation) related to fixed maturities at December 31, 2006 and 2005 are as follows:

	2006				2005
(in millions of U.S. dollars)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
Available for sale
U.S. Treasury and agency	$2,513	$18	$(7)	$2,524	$2,396	$10	$(20)	$2,386
Foreign	6,406	47	(50)	6,403	5,304	66	(30)	5,340
Corporate securities	8,757	111	(25)	8,843	8,925	108	(79)	8,954
Mortgage-backed securities	10,331	67	(14)	10,384	7,398	13	(65)	7,346
States, municipalities and political subdivisions	382	6	(2)	386	250	10	(1)	259
	$28,389	$249	$(98)	$28,540	$24,273	$207	$(195)	$24,285
Held to maturity
U.S. Treasury and agency	$1,015	$–	$(10)	$1,005	$1,081	$2	$(7)	$1,076
Foreign	55	–	(1)	54	44	–	–	44
Corporate securities	577	2	(8)	571	678	–	(5)	673
Mortgage-backed securities	976	–	(14)	962	1,027	–	(10)	1,017
States, municipalities and political subdivisions	424	1	(2)	423	246	1	(2)	245
	$3,047	$3	$(35)	$3,015	$3,076	$3	$(24)	$3,055

Mortgage-backed securities issued by U.S. government agencies are combined with all other to be announced mortgage derivatives held (refer to Note 12 a) (iii)) and are included in the category, “Mortgage-backed securities”. Approximately 60 percent of the total mortgage-backed securities at December 31, 2006 and 66 percent at December 31, 2005, are represented by investments in U.S. government agency bonds. The remainder of the mortgage exposure consists of collateralized mortgage obligations and non-government mortgage-backed securities, the majority of which provide a planned structure for principal and interest payments and carry a rating of AAA by the major credit rating agencies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

Fixed maturities at December 31, 2006 and 2005, by contractual maturity, are shown below. Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

	2006		2005
(in millions of U.S. dollars)	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Available for sale; maturity period
Less than 1 year	$985	$987	$1,277	$1,277
1 – 5 years	8,743	8,714	8,242	8,253
5 – 10 years	6,020	5,969	5,394	5,362
Greater than 10 years	2,408	2,388	2,026	1,983
	18,156	18,058	16,939	16,875
Mortgage-backed securities	10,384	10,331	7,346	7,398
	$28,540	$28,389	$24,285	$24,273
Held to Maturity; maturity period
Less than 1 year	$197	$198	$202	$203
1 – 5 years	1,310	1,323	1,083	1,092
5 – 10 years	477	481	678	680
Greater than 10 years	69	69	75	74
	2,053	2,071	2,038	2,049
Mortgage-backed securities	962	976	1,017	1,027
	$3,015	$3,047	$3,055	$3,076

b) Equity securities

The gross unrealized appreciation (depreciation) on equity securities at December 31, 2006 and 2005 is as follows:

(in millions of U.S. dollars)	2006	2005
Equity securities – cost	$1,372	$1,280
Gross unrealized appreciation	349	245
Gross unrealized depreciation	(8)	(18)
Equity securities – fair value	$1,713	$1,507

c) Other investments

Other investments over which the Company cannot exercise significant influence are carried at fair value with changes in fair value reflected in other comprehensive income. Partially-owned investment companies over which the Company has significant influence are carried under the equity method of accounting. Trading securities are carried at fair value with changes in fair value reflected in net income. At December 31, 2006, trading securities included $50 million of equity securities and $13 million of fixed maturities, compared with $41 million and $9 million, respectively, at December 31, 2005. Other investments at December 31, 2006 and 2005 are as follows:

	2006		2005
(in millions of U.S. dollars)	Fair Value	Cost	Fair Value	Cost
Investment funds	$308	$220	$303	$240
Limited partnerships	215	187	136	122
Partially-owned investment companies	44	48	61	62
Trading securities	63	57	50	43
Other	215	149	125	125
Total	$845	$661	$675	$592

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

d) Investments in partially-owned insurance companies

Investments in partially-owned insurance companies at December 31, 2006 and 2005 are comprised of the following:

	2006		2005
Company (in millions of U.S. dollars)	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
Freisenbruch-Meyer	$7	40.0%	$6	40.0%
Intrepid Re Holdings Limited	77	38.5%	72	38.5%
Assured Guaranty	469	28.4%	587	35.2%
Huatai Insurance Company	151	22.1%	149	22.1%
Rain and Hail Insurance Services, Inc.	65	20.6%	58	20.6%
Huatai Life Insurance Company	16	20.0%	–	–
Island Heritage	4	11.0%	3	10.0%
Sovereign Risk Insurance Limited	–	–	1	50.0%
Total	$789		$876

Using a quoted market price, the fair value of the Company’s investment in Assured Guaranty was $510 million and $660 million at December 31, 2006 and 2005, respectively.

e) Gross unrealized loss

As of December 31, 2006, there were 5,793 fixed maturities out of a total of 14,174 fixed maturities in an unrealized loss position. The largest single unrealized loss in the fixed maturities was $2.7 million. There were 245 equity securities out of a total of 2,099 equity securities in an unrealized loss position. The largest single unrealized loss in the equity securities was $0.8 million. There were no securities that had been in a loss position for the previous nine consecutive months with a market value of less than 80 percent of amortized cost, or cost for equity securities. Most of the fixed maturities in an unrealized loss position were investment grade securities for which fair value declined due to increases in market interest rates from the date of purchase.

The following tables summarize, for all securities in an unrealized loss position at December 31, 2006 and 2005 (including securities on loan), the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position.

	0 – 12 Months		Over 12 Months		Total
December 31, 2006 (in millions of U.S. dollars)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. Treasury and agency	$1,647	$(12.8)	$320	$(4.3)	$1,967	$(17.1)
Foreign	4,289	(50.0)	67	(0.8)	4,356	(50.8)
Corporate securities	3,863	(26.2)	410	(6.9)	4,273	(33.1)
Mortgage-backed securities	3,817	(15.7)	840	(12.7)	4,657	(28.4)
States, municipalities and political subdivisions	525	(2.7)	31	(0.7)	556	(3.4)
Total fixed maturities	14,141	(107.4)	1,668	(25.4)	15,809	(132.8)
Equities	210	(8.1)	–	–	210	(8.1)
Other investments	8	(2.1)	–	–	8	(2.1)
Total	$14,359	$(117.6)	$1,668	$(25.4)	$16,027	$(143.0)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

Included in the “0 – 12 Months” and “Over 12 Months” aging categories at December 31, 2006, are fixed maturities held to maturity with combined fair values of $1.2 billion and $1.6 billion, respectively. The associated gross unrealized losses related to these fixed maturities are $10 million and $24 million, respectively.

	0 – 12 Months		Over 12 Months		Total
December 31, 2005 (in millions of U.S. dollars)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. Treasury and agency	$2,766	$(26.9)	$–	$–	$2,766	$(26.9)
Foreign	3,133	(30.0)	–	–	3,133	(30.0)
Corporate securities	6,465	(83.4)	116	(0.9)	6,581	(84.3)
Mortgage-backed securities	6,134	(74.9)	–	–	6,134	(74.9)
States, municipalities and political subdivisions	306	(2.9)	–	–	306	(2.9)
Total fixed maturities	18,804	(218.1)	116	(0.9)	18,920	(219.0)
Equities	520	(18.1)	–	–	520	(18.1)
Other investments	24	(1.6)	–	–	24	(1.6)
Total	$19,348	$(237.8)	$116	$(0.9)	$19,464	$(238.7)

Included in the “0 – 12 Months” aging category at December 31, 2005, were fixed maturities held to maturity with combined fair values of $2.6 billion. The associated gross unrealized losses related to these fixed maturities were $24 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

f) Net realized gains (losses) and change in net unrealized appreciation (depreciation) on investments

Net realized gains (losses) and the change in net unrealized appreciation (depreciation) on investments for the years ended December 31, 2006, 2005 and 2004 are as follows:

(in millions of U.S. dollars)	2006	2005	2004
Fixed maturities
Gross realized gains	$131	$152	$206
Gross realized losses	(153)	(129)	(75)
Other-than-temporary impairments	(198)	(68)	(18)
	(220)	(45)	113
Equity securities
Gross realized gains	182	122	103
Gross realized losses	(9)	(30)	(10)
Other-than-temporary impairments	(10)	(16)	(9)
	163	76	84
Other investments gains (losses)	34	8	(9)
Write-down of other investments	(6)	(4)	(12)
Foreign currency gains (losses)	(13)	–	1
Futures, option contracts and interest rate swaps	(40)	12	33
Sale of certain run-off reinsurance subsidiaries	(23)	–	–
Fair value adjustment on insurance derivatives	7	29	(13)
Net realized gains (losses)	(98)	76	197
Change in net unrealized appreciation (depreciation) on investments
Fixed maturities available for sale	139	(457)	(196)
Fixed maturities held to maturity	(5)	10	–
Equity securities	114	23	54
Other investments	101	21	20
Investments in partially-owned insurance companies	4	17	33
Change in deferred income taxes	(63)	69	39
Change in net unrealized appreciation (depreciation) on investments	290	(317)	(50)
Total net realized gains (losses) and change in net unrealized appreciation (depreciation) on investments	$192	$(241)	$147

g) Net investment income

Net investment income for the years ended December 31, 2006, 2005 and 2004 was derived from the following sources:

(in millions of U.S. dollars)	2006	2005	2004
Fixed maturities	$1,463	$1,170	$980
Short-term investments	119	86	47
Equity securities	57	50	25
Other	26	22	17
Gross investment income	1,665	1,328	1,069
Investment expenses	(64)	(64)	(56)
Net investment income	$1,601	$1,264	$1,013

h) Restricted assets

The Company is required to maintain assets on deposit with various regulatory authorities to support its insurance and reinsurance operations. These requirements are generally promulgated in the statutory regulations of the individual jurisdictions. The assets on deposit are available to settle insurance and reinsurance liabilities. The Company also

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

utilizes trust funds in certain large transactions where the trust funds are set up for the benefit of the ceding companies and generally take the place of letter of credit (LOC) requirements. The Company also has investments in segregated portfolios primarily to provide collateral or guarantees for LOCs and debt instruments described in Notes 11 and 12. At December 31, 2006, restricted assets of $6.1 billion are included in fixed maturities. The remaining balance is included in short-term investments, equity securities and cash. The components of the fair value of the restricted assets at December 31, 2006 and 2005 are as follows:

(in millions of U.S. dollars)	2006	2005
Deposits with U.S. regulatory authorities	$999	$921
Deposits with non-U.S. regulatory authorities	1,968	2,065
Assets used for collateral or guarantees	1,045	910
Trust funds	2,558	2,255
	$6,570	$6,151

8. Reinsurance

a) Consolidated reinsurance

The Company purchases reinsurance to manage various exposures including catastrophe risks. Although reinsurance agreements contractually obligate the Company’s reinsurers to reimburse it for the agreed-upon portion of its gross paid losses, they do not discharge the primary liability of the Company. The amounts for net premiums written and net premiums earned in the consolidated statements of operations are net of reinsurance. Direct, assumed and ceded premiums for the years ended December 31, 2006, 2005 and 2004 are as follows:

(in millions of U.S. dollars)	2006	2005	2004
Premiums written
Direct	$13,892	$13,240	$13,134
Assumed	3,509	3,571	2,960
Ceded	(5,371)	(5,019)	(4,598)
Net	$12,030	$11,792	$11,496
Premiums earned
Direct	$13,562	$13,106	$12,804
Assumed	3,461	3,654	2,708
Ceded	(5,198)	(5,012)	(4,402)
Net	$11,825	$11,748	$11,110

For the years ended December 31, 2006, 2005 and 2004, the Company recorded reinsurance recoveries on losses and loss expenses incurred of $2.8 billion, $4.7 billion, and $4.1 billion, respectively.

b) Reinsurance recoverable on ceded reinsurance

The composition of the Company’s reinsurance recoverable at December 31, 2006 and 2005 is as follows:

(in millions of U.S. dollars)	2006	2005
Reinsurance recoverable on paid losses and loss expenses	$1,316	$1,191
Provision for uncollectible reinsurance on paid losses and loss expenses	(255)	(336)
Reinsurance recoverable on future policy benefits	10	11
Reinsurance recoverable on unpaid losses and loss expenses	13,903	15,048
Provision for uncollectible reinsurance on unpaid losses and loss expenses	(394)	(451)
Net reinsurance recoverable	$14,580	$15,463

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

The Company evaluates the financial condition of its reinsurers and potential reinsurers on a regular basis and also monitors concentrations of credit risk with reinsurers. The provision for uncollectible reinsurance is required principally due to the failure of reinsurers to indemnify ACE, primarily because of disputes under reinsurance contracts and insolvencies. Provisions have been established for amounts estimated to be uncollectible. The provision for uncollectible reinsurance on paid and unpaid losses and loss expenses decreased in 2006 mainly due to the write-off of $114 million of reinsurance recoverable balances and the associated provision for uncollectible reinsurance.

The following table shows a breakdown of the Company’s reinsurance recoverable on paid losses and loss expenses at December 31, 2006 and 2005.

	2006			2005
Category (in millions of U.S. dollars)	Recoverable Amount	Provision	% of Recoverable Amount	Recoverable Amount	Provision	% of Recoverable Amount
General collections	$930	$54	5.8%	$710	$32	4.5%
Other	386	201	52.1%	481	304	63.2%
Total	$1,316	$255	19.4%	$1,191	$336	28.2%

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

The following tables provide a listing, at December 31, 2006, of the Company’s largest reinsurers with the first category representing the top 10 reinsurers and the second category representing the remaining reinsurers with balances greater than $20 million. The third category includes amounts due from approximately 2,100 companies, each having balances of less than $20 million. The provision for uncollectible reinsurance for these three categories is principally based on an analysis of the credit quality of the reinsurer and collateral balances. The next category, mandatory pools and government agencies, includes amounts backed by certain state and federal agencies. In certain states, insurance companies are required by law to participate in these pools. The fifth category, structured settlements, includes annuities purchased from life insurance companies to settle claims. Since the Company retains the ultimate liability in the event that the life company fails to pay, it reflects the amount as a liability and a recoverable for GAAP purposes. The next category, captives, includes companies established and owned by the Company’s insurance clients to assume a significant portion of their direct insurance risk from the Company, (i.e., they are structured to allow clients to self-insure a portion of their insurance risk). It is generally the Company’s policy to obtain collateral equal to expected losses; where appropriate, exceptions are granted but only with review and approval at a senior officer level. The final category, other, includes amounts recoverable that are in dispute or are from companies that are in supervision, rehabilitation, or liquidation. The Company establishes its provision for uncollectible reinsurance in this category based on a case by case analysis of individual situations, including credit and collateral analysis and consideration of the Company’s collection experience in similar situations.

Breakdown of Reinsurance Recoverable (in millions of U.S. dollars)	2006	Provision	% of Gross
Categories
Top 10 reinsurers	$8,075	$88	1.1%
Other reinsurers balances greater than $20 million	3,468	146	4.2%
Other reinsurers balances less than $20 million	681	71	10.5%
Mandatory pools and government agencies	602	3	0.5%
Structured settlements	522	2	0.4%
Captives	1,315	1	0.1%
Other	566	338	59.6%
Total	$15,229	$649	4.3%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

Top 10 Reinsurers (net of collateral)
American International Group	Hannover Group
Berkshire Hathaway Insurance Group	Lloyd’s of London
Chubb Insurance Group	Munich Re Group
Equitas	Swiss Re Group
Everest Re Group	XL Capital Group

Other Reinsurers Balances Greater Than $20 million (net of collateral)

AGRI General Ins Co	Dukes Place Holdings	Platinum Underwriters
AIOI Insurance Group	Electric Insurance Company	PMA Capital Corporation
Allianz	Endurance Specialty Holdings Ltd.	Renaissance Re Holdings Ltd.
Allied World Assurance Group	Enstar Group Ltd	Royal & Sun Alliance Insurance Group
Allmerica Financial Corp	Fairfax Financial	SCOR Group
Allstate Group	Federal Crop Insurance Corporation	Sompo Japan Group
Arch Capital	FM Global Group	St Paul Travelers Companies
Aspen Insurance Holdings Ltd.	Gerling Global Group	Tawa UK Ltd.
AVIVA	Hartford Insurance Group	Toa Reinsurance Company
AXA	ING Groep NV	Trenwick Group
CIGNA	IRB – Brasil Resseguros S.A. Group	White Mountains Insurance Group
CNA Insurance Companies	Liberty Mutual Insurance Companies	WR Berkley Corp
Converium Group	Millea Holdings	Zurich Financial Services Group
Dominion Insurance Co Ltd.	Montpelier Reinsurance Ltd
Dow Chemical Co	Partner Re

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

The guarantees which are payable on death, referred to as guaranteed minimum death benefits (GMDBs), principally cover shortfalls between accumulated account value at the time of an annuitant’s death and either i) an annuitant’s total deposits; ii) an annuitant’s total deposits plus a minimum annual return; or iii) the highest accumulated account value attained during any policy anniversary date. In addition, a death benefit may be based on a formula specified in the variable annuity contract that uses a percentage of the growth of the underlying contract value. Reinsurance programs covering GMDBs are accounted for pursuant to Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts (SOP 03-1). Pursuant to SOP 03-1, liabilities for the GMDBs are based on cumulative assessments or premiums to date multiplied by a benefit ratio that is determined by estimating the present value of benefit payments and related adjustment expenses divided by the present value of cumulative assessment or expected fees during the contract period. In the event the Company was to anticipate an ultimate loss on the business over the in-force period of the underlying annuities, an additional liability would be established to recognize such losses.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

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

The presentation of income and expenses relating to GMDB and GMIB reinsurance for the years ended December 31, 2006, 2005 and 2004, is as follows:

(in millions of U.S. dollars)	2006	2005	2004
GMDB
Net premiums earned	$104	$71	$46
Life and annuity benefits expense	$45	$34	$15
GMIB
Net premiums earned	$95	$86	$64
Life and annuity benefits expense	$(1)	$4	$15
Realized gains (losses)	$–	$18	$10
Fair Value Components
Gain (loss) recognized in income	$96	$100	$59
Net cash received (disbursed)	$95	$85	$65
Net decrease (increase) in liability	$1	$15	$(6)

At December 31, 2006, reported liabilities for GMDB and GMIB reinsurance were $97 million and $13 million, respectively, compared with $59 million and $14 million, respectively, at December 31, 2005. The reported liability for GMIB reinsurance in 2006 and 2005 is net of a fair value adjustment of $28 million. Reported liabilities for both GMDB and GMIB reinsurance are determined using internal valuation models. Such valuations require considerable judgment and are subject to significant uncertainty. The valuation of these products is subject to fluctuations arising from, among other factors, changes in interest rates, changes in equity markets, changes in credit markets and, for GMIB reinsurance, changes in the allocation of the investments underlying annuitant’s account value and assumptions regarding future policyholder behavior. These models and the related assumptions are continually reviewed by management and enhanced, as appropriate, based upon improvements in modeling techniques and availability of more timely information, such as market conditions and demographics of in-force annuities. The life and annuity benefits expense for 2004 does not include the impact of adoption of SOP 03-1 of $6.4 million for GMDB reinsurance and $2.1 million for the GMIB reinsurance.

At December 31, 2006, the Company’s net amount at risk from its GMDB and GMIB reinsurance programs was $776 million and $10 million, respectively, compared with $520 million and $14 million, respectively, at December 31, 2005. For the GMDB programs, the net amount at risk is defined as the excess, if any, of the current guaranteed value over the current account value. For the GMIB programs, the net amount at risk is defined as the excess, if any, of the present value of the minimum guaranteed annuity payments over the present value of the annuity payments assumed (under the terms of the reinsurance contract) to be available to each policyholder.

9. Goodwill

The following table details goodwill by reporting segment at December 31, 2006 and 2005. Changes in the balances during 2006 principally relate to the purchase and sale of insurance companies in 2006, as more fully described in Note 3, and reclassifications of certain pre-acquisition balances to goodwill relating to the CIGNA acquisition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

(in millions of U.S. dollars)	2006	2005
Insurance – North American	$1,192	$1,168
Insurance – Overseas General	1,174	1,170
Global Reinsurance	365	365
Total	$2,731	$2,703

10. Unpaid losses and loss expenses

Property and casualty

The Company establishes reserves for the estimated unpaid ultimate liability for losses and loss expenses under the terms of its policies and agreements. These reserves include estimates for both claims that have been reported and for IBNR, and include estimates of expenses associated with processing and settling these claims. The process of establishing reserves for property and casualty (P&C) claims can be complex and is subject to considerable variability as it requires the use of informed estimates and judgments. The Company’s estimates and judgments may be revised as additional experience and other data become available and are reviewed, as new or improved methodologies are developed, or as current laws change. The Company continually evaluates its estimates of reserves in light of developing information and in light of discussions and negotiations with its insureds. While the Company believes that its reserves for unpaid losses and loss expenses at December 31, 2006 are adequate, new information or trends may lead to future developments in ultimate losses and loss expenses significantly greater or less than the reserves provided. Any such revisions could result in future changes in estimates of losses or reinsurance recoverable, and would be reflected in the Company’s results of operations in the period in which the estimates are changed.

The reconciliation of unpaid losses and loss expenses for the years ended December 31, 2006, 2005 and 2004 is as follows:

(in millions of U.S. dollars)	2006	2005	2004
Gross unpaid losses and loss expenses – beginning of year	$35,055	$31,483	$27,083
Reinsurance recoverable on unpaid losses	(14,597)	(13,966)	(12,408)
Net unpaid losses and loss expenses – beginning of year	20,458	17,517	14,675
Sale of certain run-off reinsurance subsidiaries	(472)	–	–
Sale of Assured Guaranty	–	–	(374)
Total	19,986	17,517	14,301
Net losses and loss expenses incurred in respect of losses occurring in:
Current year	7,082	8,485	7,143
Prior year	(12)	86	547
Total	7,070	8,571	7,690
Net losses and loss expenses paid in respect of losses occurring in:
Current year	1,748	2,076	2,012
Prior year	3,711	3,293	2,748
Total	5,459	5,369	4,760
Foreign currency revaluation and other	411	(261)	286
Net unpaid losses and loss expenses – end of year	22,008	20,458	17,517
Reinsurance recoverable on unpaid losses	13,509	14,597	13,966
Gross unpaid losses and loss expenses – end of year	$35,517	$35,055	$31,483

Net losses and loss expenses incurred include $12 million of net favorable prior period development for 2006 and $86 million and $547 million of net adverse prior period development for 2005 and 2004, respectively. In 2004, the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

Company increased its reserve for asbestos, environmental and other run-off claims by $465 million. The net additions comprised A&E reserve increases of $554 million including the provision for uncollectible reinsurance of $95 million and favorable prior period development of $89 million in other run-off reserves.

Insurance – North American experienced $65 million of net adverse prior period development in 2006, compared with net adverse prior period development of $103 million in 2005. The 2006 prior period development was the net result of several underlying favorable and adverse movements as summarized below:

• Net adverse development of $60 million on long-tail business including:

• Adverse development of $57 million on a small number of run-off portfolios in the U.S. with predominantly workers’ compensation exposures from accident years 1996 and prior. This movement was largely due to a revision of selected loss development factors in the tail. Loss reserve estimates for this business are very sensitive to changes in such assumptions;

• Adverse development of $42 million on the ACE Bermuda D&O book from report years 2000-2002 driven by case estimate increases on large claims following significant events in the mediation process including increased plaintiff demands, settlement conferences and court proceedings;

• Favorable development of $29 million on the ACE Bermuda excess liability book driven by the settlement of a single claim from the 1991 report year on better than anticipated terms used to establish the held reserve;

• Favorable development of $13 million on large account business written by ACE USA due to lower than anticipated loss emergence.

• Net adverse development of $51 million on short-tail business including:

• Adverse development of $182 million related to property claims arising from 2005 catastrophes. The majority of this increase is related to property losses from Hurricane Katrina. The nature and extent of Hurricane Katrina resulted in some claims that increased over previously reported damage estimates. Factors leading to these increases included demand surge and some impact to previously unimpaired layers of excess coverage;

• Favorable development on ACE Westchester Specialty’s crop/hail business of $60 million due to recording of the final settlement of the 2005 crop results. In line with normal practice for this type of business ACE did not receive formal loss reports for the 2005 year until 2006. Therefore, the prior period movements were direct results of the loss amounts within the initial loss report issued during the first quarter of 2006 and final loss report issued during the second quarter of 2006 being lower than our preliminary estimates;

• Favorable development of $51 million on ACE USA’s workers’ compensation short-tail catastrophe and industrial accident exposure primarily arising from accident years 2004 and 2005, following the review of reported loss experience relative to expectations.

• Net favorable development on specialty lines of business of $46 million due to lower than expected loss emergence from the 2004 and 2005 accident years. The major components of this movement were $18 million and $14 million on surety and aerospace business, respectively.

In 2005, the net adverse prior period development of $103 million for Insurance - North American was the net result of several underlying favorable and adverse movements, the most significant of which were:

• Adverse development of $171 million on certain sub-portfolios of long-tail business, written principally during accident years 1998-2002 in the Company’s U.S. operations. The development followed completion of reserve studies that reflected higher than anticipated actual loss experience compared with expectations from the previous reserve studies;

• Adverse development of $99 million in the ACE Bermuda professional lines book on accident years 2002 and prior following a claims and legal review of information received on several previously notified claims;

• Favorable prior period development of $22 million in the financial services lines relating to a financial guarantee reinsurance contract that provides default coverage for a diversified portfolio of securities. The portfolio was substantially reduced and actual losses, representing the shortfall between cash paid to settle securities and stated principal and interest amounts, were lower than corresponding loss reserves held for those securities;

• Adverse development of $84 million mostly on the 2001 and 2002 accident years relating to changes in the legal and claim positions on a small number of financial guarantee contracts;

•Favorable development of $107 million on lines with short-tail exposures (property, inland marine, and workers’ compensation catastrophe) resulting from the standard quarterly reserving process. Favorable development arose from the better than expected emergence of actual claims relative to expectations used to establish reserves. A majority of the favorable development arose from accident year 2004;

• Favorable development of $70 million in the ACE Bermuda excess liability book on accident years 2002 and prior due to a number of successful claim settlements during the year;

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

• Favorable development of $47 million on specialty business including agriculture, aviation, satellite, and political risk due to lower than anticipated loss emergence during the year, mainly related to more recent accident years, primarily the 2004 accident year.

Insurance – North American experienced net adverse prior period development of $166 million, excluding A&E, in 2004. The 2004 net adverse prior period development was mainly driven by development on long-tail lines for accident years 2002 and prior, most notably $163 million on U.S. run-off workers’ compensation business and $98 million on the ACE Bermuda professional lines business. Partially offsetting this adverse development was $181 million of favorable prior period development on lines with short-tail exposures principally related to accident year 2003.

Insurance – Overseas General experienced $72 million of net favorable development in 2006, compared with 2005 net adverse development of $5 million. The 2006 prior period development was the net result of several underlying favorable and adverse movements, the most significant of which are summarized below:

• Net favorable development of $111 million on short-tail property and fire lines. These reserve changes were made as part of the regular quarterly reserving process and arose from better than expected emergence of actual claims relative to expectations. This movement mainly related to accident years 2004 and 2005;

• Adverse development of $20 million on long-tail lines of business including:

• Adverse development of $29 million on the ACE Global Markets professional lines portfolio. This movement was due to heavier than expected loss development on years of account 2003 and prior;

• Adverse development of $14 million on asbestos liabilities, excluding the provision for uncollectible reinsurance, following completion of the review of A&E;

• Net favorable development of $23 million on ACE International’s non-A&E exposures from the 2002 - 2004 accident periods. This movement was driven by continued favorable loss emergence most notably on the U.K. casualty and Asia-Pacific financial lines portfolios.

• Net adverse development of $19 million on specialty business including aviation, A&H, marine, consumer lines and political risk. Most of the adverse development was driven by heavier than expected loss activity at ACE Global Markets, primarily on accident years 2002 and prior.

In 2005, the net adverse prior period development of $5 million experienced by Insurance - Overseas General was the net result of several underlying favorable and adverse movements, the most significant of which were:

• Favorable development of $94 million on short-tail property and fire lines. These reserve changes were made as part of the regular quarterly reserving process and arose from better than expected emergence of actual claims relative to expectations. This movement mainly related to accident years 2003 and 2004;

• Adverse development of $41 million on ACE’s share of a consortium reinsuring U.S. workers’ compensation business during the late 1990’s. The adverse development arose following the completion of a financial and actuarial review of information received from the client;

• Adverse development of $62 million on professional lines business due to case reserve increases on a number of large claims. This adverse development was mainly related to accident years 2001 through 2003.

Insurance – Overseas General experienced net favorable prior period development of $17 million, including $6 million of adverse development relating to A&E in 2004. The 2004 net favorable prior period development was driven by favorable development on certain short-tail lines of $103 million being offset by moderate adverse movements on a number of sub-portfolios including aviation, casualty, political risk and A&H business.

Global Reinsurance experienced $5 million of net favorable prior period development in 2006, compared with 2005 net favorable development of $22 million. The net prior period development for 2006 was the result of several underlying favorable and adverse movements. The largest adverse movement was related to catastrophes from the 2005 accident year of $29 million as a result of increased loss reports from cedants. Favorable movements largely related to property business from accident years pre-2005 and a number of small movements on different specialty portfolios. The 2005 net favorable prior period development related primarily to property and other short-tail lines and resulted from a difference between the actual and expected claims emergence used to establish reserves for the 2003 and 2004 accident years. In 2004, Global Reinsurance experienced net favorable prior period development of $61 million. The prior period development in 2004 was primarily due to better than expected claims experience on property and other short-tail lines.

Asbestos and environmental and other run-off liabilities

Included in the liabilities for losses and loss expenses are amounts for A&E. These A&E liabilities principally relate to claims arising from bodily-injury claims related to asbestos products and remediation costs associated with hazardous

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

waste sites. The estimation of these liabilities is particularly sensitive to changes in the legal, social and economic environment. The Company has not assumed any such changes in setting the value of A&E reserves, which include provisions for both reported and IBNR claims.

The Company’s exposure to A&E claims principally arises out of liabilities acquired when it purchased Westchester Specialty in 1998 and the P&C business of CIGNA in 1999, with the larger exposure contained within the liabilities acquired in the CIGNA transaction. In 1996, prior to the acquisition of the P&C business of CIGNA, the Pennsylvania Insurance Commissioner approved a plan to restructure INA Financial Corporation and its subsidiaries (the Restructuring) which included the division of Insurance Company of North America (INA) into two separate corporations: (1) an active insurance company that retained the INA name and continued to write P&C business and (2) an inactive run-off company, now called Century Indemnity Company (Century). As a result of the division, predominantly all A&E and certain other liabilities of INA were allocated to Century and extinguished, as a matter of Pennsylvania law, as liabilities of INA. As part of the Restructuring, the A&E liabilities of various U.S. affiliates of INA were reinsured to Century, and Century and certain other run-off companies having A&E and other liabilities were contributed to Brandywine Holdings Corporation (Brandywine Holdings). As part of the 1999 acquisition of the P&C business of CIGNA, the Company acquired Brandywine Holdings and its various subsidiaries. Refer to the “Brandywine Run-Off Entities” section below for additional information.

The table below presents a roll forward of consolidated A&E loss reserves, allocated and unallocated loss expense reserves for A&E exposures, and the provision for uncollectible reinsurance, for the year ended December 31, 2006.

	Asbestos		Environmental		Total
(in millions of U.S. dollars)	Gross	Net	Gross	Net	Gross	Net
Balance at December 31, 2005*	$3,760	$1,964	$658	$553	$4,418	$2,517
Incurred activity	238	(71)	(55)	(24)	183	(95)
Payment activity	(373)	(185)	(86)	(67)	(459)	(252)
Foreign currency revaluation	28	6	3	2	31	8
Subtotal	3,653	1,714	520	464	4,173	2,178
Sale of certain run-off reinsurance subsidiaries	(461)	(236)	(33)	(33)	(494)	(269)
Balance at December 31, 2006	$3,192	$1,478	$487	$431	$3,679	$1,909

* The balance at December 31, 2005 has been adjusted to increase net reserves by $13 million for accounts not originally classified as A&E in our claim records, and to include $124 million of unallocated loss expense reserves and $310 million of provision for uncollectible reinsurance.

The A&E net loss reserves including allocated and unallocated loss expense reserves and provision for uncollectible reinsurance at December 31, 2006 of $2.1 billion shown in the above table are comprised of $1.6 billion in reserves held by Brandywine run-off companies, $245 million of reserves held by Westchester Specialty, $175 million of reserves held by ACE Bermuda and $124 million of reserves held by Insurance – Overseas General. Included in the net incurred activity above is $23 million of incurred development from Insurance – Overseas General and $21 million of unallocated loss adjustment expense incurred in the active ACE USA companies.

Net figures in the above table reflect third-party reinsurance other than reinsurance provided by National Indemnity Company (NICO) under three aggregate excess of loss contracts described below (collectively, the NICO contracts). The NICO contracts are excluded as they cover non-A&E liabilities as well as A&E liabilities. The split of coverage provided under the NICO contracts for A&E liabilities as compared to non-A&E liabilities is entirely dependant on the speed at which the related claims will be paid. The Company’s ability to make an estimate of this split is not practicable. The Company believes, instead, that the A&E discussion is best provided excluding the NICO contracts, while separately discussing the NICO contracts in relation to the total subject business, both A&E and non-A&E, covered by those contracts. With certain exceptions, the NICO contracts provide coverage for the net A&E incurred losses and allocated loss expenses within the limits of coverage and above ACE’s retention levels. These exceptions include losses arising from operations of ACE Overseas General and participations by ACE Bermuda as a co-reinsurer or retrocessionaire in the NICO contracts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

The adverse gross asbestos incurred activity was primarily due to some deterioration in asbestos exposures driven by an increase in legal defense expenses and adverse development on select accounts, brought on by isolated circumstances specific to those accounts.

Despite the adverse gross asbestos incurred activity, net incurred activity declined in 2006. This was partially due to improvements in the recoverable estimation process, favorable actual paid net to gross trends since the prior review and changes in the mix of gross losses subject to reinsurance recoveries. Since the last A&E reserve study, the Company has improved its highly detailed and quantitative approach to modeling the cessions to its third party facultative and treaty reinsurance for each modeled account. The Company allocates each modeled ground-up account estimate to the applicable direct Brandywine policies and then applies the terms of each applicable facultative certificate and treaty program to determine the percentage ceded and the reinsurance ceded by reinsurer. This process allows the Company to specifically determine credit quality and hence the appropriate provision for uncollectible reinsurance. With respect to change in exposure mix, the overall gross incurred loss and loss expense comprises favorable and adverse development in the underlying component lines of business and exposures. The Company experienced adverse development with respect to gross losses for lines with significant third-party reinsurance (e.g. asbestos, excess liability) and favorable development of gross losses in less heavily reinsured lines. Hence, the impact of the adverse gross development was reduced by reinsurance recoveries while at the same time less of the favorable development was ceded to reinsurers and retained.

Brandywine Run-Off – Impact of NICO contracts on ACE’s Run-off Liabilities

As part of the acquisition of the CIGNA P&C business, NICO provided $2.5 billion of reinsurance protection to Century on all Brandywine loss and loss adjustment expense reserves and on the A&E reserves of various ACE INA insurance subsidiaries reinsured by Century (in each case, including uncollectible reinsurance). The benefits of this NICO contract (the Brandywine NICO Agreement) flow to the other Brandywine companies and to the ACE INA insurance subsidiaries through reinsurance agreements between those companies and Century. The Brandywine NICO Agreement was exhausted on an incurred basis in the fourth quarter of 2002.

The following table presents a roll forward of net loss reserves, allocated and unallocated loss adjustment expense reserves and provision for uncollectible reinsurance in respect of Brandywine operations only, including the impact of the Brandywine NICO Agreement. The table represents the full year of the Brandywine incurred activity as well as the results of the reserve reviews discussed below.

	Brandywine			NICO Coverage(2)	Net of NICO Coverage
(in millions of U.S. dollars)	A&E	Other(1)	Total
Balance at December 31, 2005	$1,951	$1,422	$3,373	$2,161	$1,212
Incurred activity	(146)	152	6	–	6
Payment activity	(192)	(117)	(309)	(279)	(30)
Subtotal	1,613	1,457	3,070	1,882	1,188
Sale of certain run-off reinsurance subsidiaries	(269)	(203)	(472)	–	(472)
Balance at December 31, 2006	$1,344	$1,254	$2,598	$1,882	$716

(1) Other consists primarily of workers’ compensation, non-A&E general liability losses and provision for uncollectible reinsurance on non-A&E business

(2) The NICO Coverage amount at December 31, 2005 has been increased by $299 million to exclude the impact of advances received from NICO.

Reserve Reviews

During 2006, the Company conducted an internal, ground-up review of its consolidated A&E liabilities as of June 30, 2006. During the same period, a team of external actuaries performed an evaluation as to the adequacy of the reserves of Century. This external review was conducted in accordance with the Brandywine Restructuring Order, which requires that an external actuarial review of Century’s reserves be completed every two years. In addition, the Company engaged the external actuaries to review the A&E reserves of ACE American Re. As a result of the internal review, the Company concluded that its net loss reserves for the Brandywine operations, including A&E, were adequate and, therefore, no change to the carried net reserve was required, while the gross loss reserves increased by approximately $210 million. The conclusions of the external review provided estimates of ultimate gross and net Brandywine liabilities that are lower than a comparable study in 2004. As a result, the difference in net loss reserves between the internal and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

external studies has narrowed to approximately $150 million ($100 million after-tax) from $300 million ($180 million after-tax) in 2004. The Company’s A&E reserves are not discounted and do not reflect any anticipated future changes in the legal, social or economic environment, or any benefit from future legislative reforms.

Westchester Specialty – Impact of NICO Contracts on ACE’s Run-Off Liabilities

As part of the acquisition of Westchester Specialty in 1998, NICO provided a 75 percent pro-rata share of $1 billion of reinsurance protection on losses and loss adjustment expenses incurred on or before December 31, 1996, in excess of a retention of $721 million (the 1998 NICO Agreement). NICO has also provided an 85 percent pro-rata share of $150 million of reinsurance protection on losses and allocated loss adjustment expenses incurred on or before December 31, 1992, in excess of a retention of $755 million (the 1992 NICO Agreement). At December 31, 2006, the remaining unused incurred limit under the 1998 NICO Agreement was $485 million, which is available only for losses and allocated loss adjustment expenses. The 1992 NICO Agreement is exhausted on an incurred basis.

The following table presents a roll forward of net loss reserves, allocated and unallocated loss adjustment expense reserves and provision for uncollectible reinsurance in respect of 1996 and prior Westchester Specialty operations that are the subject business of the NICO covers.

	Westchester Specialty			NICO Coverage	Net of NICO Coverage
(in millions of U.S. dollars)	A&E	Other*	Total
Balance at December 31, 2005	$260	$196	$456	$375	$81
Incurred activity	7	1	8	5	3
Payment activity	(22)	(20)	(42)	(24)	(18)
Balance at December 31, 2006	$245	$177	$422	$356	$66

* Other consists primarily of non-A&E general liability and products liability losses.

Brandywine Run-off Entities

In addition to housing a significant portion of the A&E exposure, the Brandywine operations include run-off liabilities related to various insurance and reinsurance businesses. The following companies comprise ACE’s Brandywine operations: Century (a Pennsylvania insurer), Century Re (a Pennsylvania insurer) and Century International Reinsurance Company Ltd. (a Bermuda insurer (CIRC)). All of the Brandywine companies are direct or indirect subsidiaries of Brandywine Holdings.

The U.S.-based ACE INA companies assumed two contractual obligations in respect of the Brandywine operations in connection with the Restructuring: a dividend retention fund obligation and a surplus maintenance obligation in the form of an aggregate excess of loss reinsurance agreement. In accordance with the Brandywine restructuring order, INA Financial Corporation established and funded a dividend retention fund (the Dividend Retention Fund) consisting of $50 million plus investment earnings. The full balance of the Dividend Retention Fund was contributed to Century as of December 31, 2002. To the extent future dividends are paid by INA Holdings Corporation to its parent, INA Financial Corporation, and to the extent INA Financial Corporation then pays such dividends to INA Corporation, a portion of those dividends must be withheld to replenish the principal of the Dividend Retention Fund to $50 million within five years. In 2006, 2005 and 2004, no such dividends were paid and, therefore, no replenishment of the Dividend Retention Fund occurred. The obligation to maintain and to replenish the Dividend Retention Fund as necessary and to the extent dividends are paid is ongoing until ACE INA receives prior written approval from the Pennsylvania Insurance Commissioner to terminate the fund.

In addition, the ACE INA insurance subsidiaries provided insurance coverage to Century in the amount of $800 million under an aggregate excess of loss reinsurance agreement (the Aggregate Excess of Loss Agreement) if the statutory capital and surplus of Century falls below $25 million or if Century lacks liquid assets with which to pay claims as they become due, after giving effect to the contribution of the balance, if any, of the Dividend Retention Fund. Coverage under the Aggregate Excess of Loss Agreement was triggered as of December 31, 2002, following contribution of the balance of the Dividend Retention Fund, because Century’s capital and surplus fell below $25 million at December 31, 2002.

Effective December 31, 2004, ACE INA Holdings contributed $100 million to Century in exchange for a surplus note. After giving effect to the contribution and issuance of the surplus note, the statutory surplus of Century at December 31, 2006 was $25 million and approximately $349 million in statutory-basis losses were ceded to the Aggregate Excess of Loss Agreement. Century reports the amount ceded under the Aggregate Excess of Loss Agreement

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

in accordance with statutory accounting principles, which differ from GAAP by, among other things, allowing Century to discount its asbestos and environmental reserves. For GAAP reporting purposes, intercompany reinsurance recoverables related to the Aggregate Excess of Loss Agreement are eliminated upon consolidation. To estimate ACE’s remaining claim exposure under the Aggregate Excess of Loss Agreement under GAAP, the Company adjusts the statutory cession to exclude the discount embedded in statutory loss reserves. At December 31, 2006, approximately $654 million in GAAP basis losses were ceded under the Aggregate Excess of Loss Agreement, leaving a remaining limit of coverage under that agreement of approximately $146 million. At December 31, 2005, the remaining limit of coverage under the agreement was $7 million. The increase in the remaining limit in 2006 was primarily related to the sale of the run-off reinsurance subsidiaries. While we believe ACE has no legal obligation to fund losses above the Aggregate Excess of Loss Agreement limit of coverage, ACE’s consolidated results would nevertheless continue to report any losses above the limit of coverage for so long as the Brandywine companies remain consolidated subsidiaries of ACE.

Uncertainties Relating to ACE’s Ultimate Brandywine Exposure

In addition to the Dividend Retention Fund and Aggregate Excess of Loss Agreement commitments described above, certain ACE entities are primarily liable for asbestos, environmental and other exposures that they have reinsured to Century. Accordingly, if Century were to become insolvent and ACE were to lose control of Century, some or all of the recoverables due to these ACE companies from Century could become uncollectible, yet those ACE entities would continue to be responsible to pay claims to their insureds or reinsureds. Under such circumstances, ACE would recognize a loss in its consolidated statement of operations. As of December 31, 2006, the aggregate reinsurance balances ceded by the active ACE companies to Century were approximately $1.5 billion. At December 31, 2006, Century’s carried gross reserves (including reserves ceded by the active ACE companies to Century) were $4.0 billion. The Company believes the intercompany reinsurance recoverables, which relate to liabilities payable over many years (i.e., 25 years or more), are not impaired at this time. A substantial portion of the liabilities ceded to Century by its affiliates have in turn been ceded by Century to NICO and, as of December 31, 2006, approximately $1.9 billion of cover remains on a paid basis. Should Century’s loss reserves experience adverse development in the future and should Century be placed into rehabilitation or liquidation, the reinsurance recoverables due to Century’s affiliates would be payable only after the payment in full of certain expenses and liabilities, including administrative expenses and direct policy liabilities. Thus, the intercompany reinsurance recoverables would be at risk to the extent of the shortage of assets remaining to pay these recoverables. As of December 31, 2006, reserves ceded by Century to the active ACE companies and other amounts owed to Century by the active ACE companies were approximately $550 million in the aggregate.

In a lawsuit filed in California state court in December 1999 (AICCO, Inc v. Insurance Company of North America, et al.), certain competitors of ACE USA challenged the validity of the Restructuring under California’s Unfair Competition Law, Business and Professions Code Section 17200 (UCL). The lawsuit claims that the Restructuring is not applicable to California policyholders under the UCL because it constituted a transfer of liabilities without the consent of the policyholders. The suit also claims that the notice of the Restructuring was misleading. In November 2004, the voters of California approved Proposition 64 amending the UCL by, among other things, requiring that lawsuits brought under the UCL be brought by plaintiffs who have suffered actual injury as a result of the challenged business practice. In response to a motion to dismiss brought by ACE USA, the court ruled in February 2005 that the competitors/plaintiffs who brought this suit have not alleged actual injury as required by Proposition 64 and dismissed the suit. Plaintiffs filed a timely notice of appeal on May 5, 2005. Oral argument over plaintiffs’ appeal was held on April 19, 2006. On May 10, 2006, the Court of Appeals affirmed the dismissal of AICCO’s lawsuit. AICCO filed a petition to appeal to the California Supreme Court, however, the California Supreme Court accepted review of another unrelated case that will ultimately decide the issue of whether Proposition 64 should be applied retroactively and which will be binding on this case. On July 24, 2006, the California Supreme Court announced its decision in Californians for Disability Rights v Mervyn’s et al., ruling that Proposition 64 applies to pending cases. The Supreme Court has entered an order denying leave to appeal and this case is concluded.

Sale of Certain Brandywine Companies

Refer to Note 3.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

11. Debt

The following table outlines the Company’s debt as of December 31, 2006 and 2005.

(in millions of U.S. dollars)	2006	2005
Short-term debt
ACE Limited Senior Notes due 2007	$500	$–
Australia Holdings due 2007	78	–
ACE INA Notes due 2006	–	300
	$578	$300
Long-term debt
ACE US Holdings Senior Notes due 2008	$250	$250
ACE INA Subordinated Notes due 2009	202	200
ACE European Holdings due 2010	197	174
ACE INA Senior Notes due 2014	499	499
ACE INA Debentures due 2029	100	100
ACE INA Senior Notes due 2036	298	–
Other	14	15
ACE Limited Senior Notes due 2007	–	500
Australia Holdings due 2007	–	73
	$1,560	$1,811
Trust preferred securities
ACE INA Capital Securities due 2030	$309	$309

a) Short-term debt

At December 31, 2006, short-term debt consisted of $500 million of 6.0 percent senior notes due April 2007 as described in Note 11 f) below, and a $78 million, 6.15 percent note due December 2007, as described in Note 11 g) below. The Company has commercial paper programs that use revolving credit facilities as back-up facilities and provide for up to $600 million in commercial paper issuance for each of ACE Limited and ACE INA Holdings, Inc. (subject to the availability of back-up facilities, which currently total $600 million). At December 31, 2006, there was no commercial paper outstanding.

b) ACE US Holdings senior notes

In 1998, ACE US Holdings issued $250 million in aggregate principal amount of unsecured senior notes maturing in October 2008. The senior notes are callable subject to certain call premiums. Simultaneously, the Company entered into a notional $250 million swap transaction that has the economic effect of reducing the cost of debt to the consolidated group, excluding fees and expenses, to 6.47 percent for ten years. This rate may increase by up to 0.50 percent depending on certain financial ratios of ACE US Holdings. The minimum collateral in connection with the swap transaction is $88 million. The actual collateral can be higher depending on the credit quality of securities pledged. In the event that the Company terminates the swap prematurely, the Company would also be liable for certain transaction costs. The swap counterparty is a highly-rated major financial institution and the Company does not anticipate non-performance.

c) ACE INA subordinated notes

In 1999, ACE INA issued $300 million of 11.2 percent unsecured subordinated notes maturing in December 2009. The subordinated notes are callable subject to certain call premiums. Simultaneously, the Company entered into a notional $300 million swap transaction that has the economic effect of reducing the cost of debt to the consolidated group, excluding fees and expenses, to 8.41 percent for ten years. During 2002, the Company repaid $100 million of these notes and swaps, and incurred debt prepayment expenses of $25 million ($17 million, after-tax). The minimum collateral in connection with the swap transaction is $70 million. In the event that the Company terminates the swap prematurely, the Company would be liable for certain transaction costs. The swap counterparty is a highly-rated major financial institution and the Company does not anticipate non-performance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

d) ACE European Holdings notes

In December 2005, ACE European Holdings No. 2 Ltd. entered into a £100 million (US$197 million) syndicated five-year term loan agreement due December 2010. The loan agreement is unsecured and repayable on maturity. The interest rate on the loan is 5.25 percent. The obligation of the borrower under the loan agreement is guaranteed by ACE Limited. The proceeds were used to retire indebtedness of ACE INA Holdings, Inc. and for general corporate purposes.

e) ACE INA notes and debentures

In 1999, ACE INA issued $300 million of 8.3 percent notes due in August 2006 and $100 million of 8.875 percent debentures due in August 2029. Subject to certain exceptions, the notes and debentures are not redeemable before maturity and do not have the benefit of any sinking fund. These unsecured notes and debentures are guaranteed on a senior basis by the Company and they rank equally with all of ACE INA’s other senior indebtedness. The $300 million, 8.3 percent notes due August 2006 were repaid from the proceeds of the $300 million, 6.7 percent notes issued in May 2006.

In June 2004, ACE INA issued $500 million of 5.875 percent notes due in June 2014. These notes are redeemable at any time at ACE INA’s option subject to a “make-whole” premium plus 0.20 percent. The notes are also redeemable at par plus accrued and unpaid interest in the event of certain changes in tax law. The notes do not have the benefit of any sinking fund. These senior unsecured notes are guaranteed on a senior basis by the Company and they rank equally with all of the Company’s other senior obligations. They also contain a customary limitation on lien provisions as well as customary events of default provisions which, if breached, could result in the accelerated maturity of such senior debt.

In May 2006, ACE INA issued $300 million of 6.7 percent notes due May 15, 2036. These notes are redeemable at any time at ACE INA’s option subject to a “make-whole” premium plus 0.20 percent. The notes are also redeemable at par plus accrued and unpaid interest in the event of certain changes in tax law. These notes do not have the benefit of any sinking fund. These senior unsecured notes are guaranteed on a senior basis by the Company and they rank equally with all of the Company’s other senior obligations. They also contain a customary limitation on lien provisions as well as customary events of default provisions which, if breached, could result in the accelerated maturity of such senior debt. The proceeds from this debt offering were used to repay the $300 million, 8.3 percent notes issued in 1999, which matured in August 2006.

f) ACE Limited senior notes

In March 2002, ACE Limited issued $500 million of 6.0 percent notes due April 2007. Subject to certain exceptions, the notes are not redeemable before maturity and do not have the benefit of any sinking fund. These senior unsecured notes rank equally with all of the Company’s other senior obligations and contain a customary limitation on lien provisions as well as customary events of default provisions which, if breached, could result in the accelerated maturity of such senior debt.

g) Australia Holdings PTY Ltd notes

In December 2005, Australia Holdings PTY Ltd. entered into an AUD $100 million (US$78 million) syndicated two-year term loan agreement due December 2007. The loan agreement is unsecured and repayable on maturity. The interest rate on the loan is 6.15 percent. The obligation of the borrower under the loan agreement is guaranteed by ACE Limited. The proceeds were used to retire indebtedness of ACE INA Holdings, Inc. and for general corporate purposes.

h) ACE INA capital securities

In 2000, ACE Capital Trust II, a Delaware statutory business trust, publicly issued $300 million of 9.7 percent Capital Securities (the “Capital Securities”). At the same time, ACE INA purchased $9.2 million of common securities of ACE Capital Trust II.

The Capital Securities mature in April 2030. Distributions on the Capital Securities are payable semi-annually. ACE Capital Trust II may defer these payments for up to ten consecutive semi-annual periods (but no later than April 1, 2030). Any deferred payments would accrue interest semi-annually on a compounded basis if ACE INA defers interest on the Subordinated Debentures due 2030 (as defined below).

The sole assets of ACE Capital Trust II consist of $309 million principal amount of 9.7 percent Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures due 2030”) issued by ACE INA. The Subordinated Debentures due 2030 mature in April 2030. Interest on the Subordinated Debentures due 2030 is payable semi-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

annually. ACE INA may defer such interest payments (but no later than April 1, 2030), with such deferred payments accruing interest compounded semi-annually. ACE INA may redeem the Subordinated Debentures due 2030 in the event certain changes in tax or investment company law occur at a redemption price equal to accrued and unpaid interest to the redemption date plus the greater of (i) 100 percent of the principal amount thereof, or (ii) the sum of the present value of scheduled payments of principal and interest on the debentures from the redemption date to April 1, 2030. The Capital Securities and the ACE Capital Trust II Common Securities will be redeemed upon repayment of the Subordinated Debentures due 2030.

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

i) Long-term debt-other

In August 2005, due to favorable low-interest terms, ACE American borrowed $10 million from the Pennsylvania Industrial Development Authority (PIDA) at a rate of 2.75 percent due September 2020. The proceeds from PIDA were restricted for purposes of defraying construction costs on a new office building. Principal and interest are payable on a monthly basis. The current balance outstanding is $9 million.

In addition, in 1999, ACE American assumed a CIGNA loan of $8 million borrowed from the City of Philadelphia under the Urban Development Action Grant with an imputed rate of 7.1 percent due December 2019. The current amount outstanding is $5 million.

12. Commitments, contingencies and guarantees

a) Derivative instruments

The Company maintains investments in derivative instruments such as futures, options, interest rate swaps and foreign currency forward contracts for which the primary purposes are to manage duration and foreign currency exposure, yield enhancement, to obtain an exposure to a particular financial market, or to limit equity and interest rate exposure in the GMDB and GMIB block of business. In addition, the Company also purchases to be announced mortgage-backed securities as part of its investing activities. The Company records changes in market value of these instruments as realized gains (losses) in the consolidated statements of operations. None of the derivatives are used as hedges for accounting purposes. The following table outlines the notional values of the Company’s investment derivative instruments at December 31, 2006 and 2005.

(in millions of U.S. dollars)	2006	2005
Foreign exchange forward contracts	$970	$704
Future contracts on money market instruments	8,619	4,742
Future contracts on notes and bonds	738	506
Interest rate swaps	2,270	2,370
Options on money market instruments	559	2,138
Options on notes and bond futures	50	74
Options on equity market futures	1,050	250
Options on interest rate swaps	2,000	6,000
Total notional value of derivatives	$16,256	$16,784

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

All realized and unrealized contract gains and losses are reflected in realized gains (losses) in the consolidated statements of operations. The contractual amount of the foreign currency forward contracts at December 31, 2006, was $968 million, the current fair value was $970 million and the unrealized gain was $2 million. The contractual amount of the foreign currency forward contracts at December 31, 2005, was $702 million, the current fair value was $704 million and the unrealized gain was $2 million.

(ii) Duration management and market exposure

Futures

Exchange traded bond and note futures contracts may be used in fixed maturity portfolios as substitutes for ownership of the bonds and notes without significantly increasing the risk in the portfolio. Investments in futures contracts may be made only to the extent that there are assets under management, not otherwise committed.

Futures contracts give the holder the right and obligation to participate in market movements, determined by the index or underlying security on which the futures contract is based. Settlement is made daily in cash by an amount equal to the change in value of the futures contract times a multiplier that scales the size of the contract. At December 31, 2006 and 2005, the contract notional amounts of $9.4 billion and $5.2 billion, respectively, with market values of ($3) million and ($4) million, respectively, reflect the net extent of involvement the Company had in bond and note futures. The fair value of these exchange traded contracts is based on the closing value of the respective exchanges.

Interest rate swaps

An interest rate swap is a contract between two counterparties in which interest payments are made based on a notional principal amount, which itself is never paid or received. At December 31, 2006 and 2005, the notional principal amounts were $2.3 billion and $2.4 billion, respectively, and the market values were $4 million and $6 million, respectively. Under the terms of an interest rate swap, one counterparty makes interest payments based on a fixed interest rate and the other counterparty’s payments are based on a floating rate. Interest rate swap contracts are used in the portfolio as protection against unexpected shifts in interest rates, which would affect the fair value of the fixed maturity portfolio. By using swaps in the portfolio, the overall duration or interest rate sensitivity of the portfolio can be reduced.

Options

Option contracts may be used in the portfolio as protection against unexpected shifts in interest rates, which would thereby affect the duration of the fixed maturity portfolio. By using options in the portfolio, the overall interest rate sensitivity of the portfolio can be reduced. Option contracts may also be used as an alternative to futures contracts in the Company’s synthetic equity strategy as described above. Another use for option contracts may be to limit exposure to a severe equity market decline, which would cause an increase in expected claims and therefore reserves for GMDB and GMIB reinsurance business. An option contract conveys to the holder the right, but not the obligation, to purchase or sell a specified amount or value of an underlying security at a fixed price. The price of an option is influenced by the underlying security, expected volatility, time to expiration and supply and demand.

For long option positions, the maximum loss is the premium paid for the option. The maximum credit exposure is represented by the fair value of the options held. For short option positions, the potential loss is the same as having taken a position in the underlying security. Short call options are backed in the portfolio with the underlying, or highly correlated, securities and short put options are backed by uncommitted cash for the in-the-money portion. The current long options have a maximum loss of $70 million, of which $22 million has already been recognized as realized losses. The long options have a maximum credit exposure of $48 million as of December 31, 2006. The Company holds a notional amount of $1.7 billion and a market value of $48 million at December 31, 2006. The majority of the option positions held at December 31, 2006, have short-term expiration dates. In addition, the Company held option positions on interest rate swaps totaling $2 billion and a market value of $0.8 million at December 31, 2006. All options except those on interest rate swaps are exchange traded based on closing values of the relevant exchange.

The credit risk associated with the above derivative financial instruments relates to the potential for non-performance by counterparties. Although non-performance is not anticipated, in order to minimize the risk of loss, management monitors the creditworthiness of its counterparties. The performance of exchange traded instruments is guaranteed by the exchange on which they trade. For non-exchange traded instruments, the counterparties

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

are principally banks, which must meet certain criteria according to the Company’s investment guidelines. These counterparties are required to have a minimum credit rating of AA- by Standard and Poor’s or Aa3 by Moody’s. In addition, certain contracts require that collateral be posted once pre-determined thresholds are breached as a result of market movements.

(iii) To be announced mortgage-backed securities (TBA)

By acquiring a TBA, the Company makes a commitment to purchase a future issuance of mortgage-backed securities. For the period between purchase of the TBA and issuance of the underlying security, the Company’s position is accounted for as a derivative in the consolidated financial statements. At December 31, 2006 and 2005, the Company had TBA’s with market values of $1 billion and $222 million, respectively, and corresponding par amounts of $1.1 billion and $224 million, respectively.

(iv) Convertible Security Investment

A convertible bond is a debt instrument that can be converted into a predetermined amount of the issuer’s equity at certain times prior to the bond’s maturity. The convertible option is an embedded derivative which is marked to market with changes in fair value recognized in earnings. The debt host instrument is classified in the investment portfolio as available for sale. The Company purchases convertible bonds for their total return and not specifically for the conversion feature. As described in Note 2 p), effective January 1, 2007, the Company will adopt FAS 155 and elect to mark the entire convertible bond to market as one instrument rather than bifurcating the components. At December 31, 2006, the Company has recognized realized gains of $4 million. The value of the embedded derivative at December 31, 2006 is $50 million.

b) Concentrations of credit risk

The investment portfolio is managed following prudent standards of diversification. Specific provisions limit the allowable holdings of a single issue and issuer. The Company believes that there are no significant concentrations of credit risk associated with its investments.

The Company markets its insurance and reinsurance worldwide primarily through insurance and reinsurance brokers. The Company assumes a degree of credit risk associated with brokers with whom it transacts business. During the year ended December 31, 2006, approximately 20 percent and 11 percent, respectively, of the Company’s gross premiums written were generated from or placed by Marsh, Inc. and its affiliates and AON Corporation and its affiliates. Both of these entities are large, well established companies and there are no indications that either of them is financially troubled. No other broker and no one insured or reinsured accounted for more than ten percent of gross premiums written in the three years ended December 31, 2006, 2005, or 2004.

c) Other investments

The Company invests in limited partnerships with a carrying value of $247 million included in other investments. In connection with these investments, the Company has commitments that may require funding of up to $303 million over the next several years.

d) Credit facilities

In December 2005, the Company renewed its $600 million revolving credit facility until December 2010. This facility is available for general corporate purposes, commercial paper back-up and the issuance of letters of credit (LOCs). At December 31, 2006, the outstanding LOCs issued under the renewed facility were $264 million and there was no commercial paper outstanding. There were no other drawings or LOCs issued under these facilities.

In March 2006, the Company entered into a $50 million, 364 day credit facility. This facility is available to cover short-term aggregate net debit positions across the notional cash pooling accounts of the Company held with a bank provider. At December 31, 2006, there were no drawings outstanding under this facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

e) Letters of credit

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

In November 2006, to satisfy funding requirements of the Company’s Lloyd’s of London (Lloyd’s) Syndicate 2488 through 2009, the Company renewed its syndicated, uncollateralized LOC facility in the amount of £380 million (approximately US$744 million). LOCs issued under this facility will expire no earlier than December 2012. This LOC facility requires that the Company and/or certain of its subsidiaries continue to maintain certain covenants, including a minimum consolidated net worth covenant and a maximum leverage covenant, which have been met at December 31, 2006. At December 31, 2006, £357 million of this facility was utilized (approximately US$699 million).

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

(ii) Subpoenas

ACE and its subsidiaries and affiliates received numerous subpoenas, interrogatories, and civil investigative demands in connection with certain pending investigations of insurance industry practices. These inquiries have been issued by a number of attorneys general, state departments of insurance, and other authorities, including the New York Attorney General (NYAG), the Pennsylvania Department of Insurance, and the Securities and Exchange Commission (SEC). These inquiries seek information concerning underwriting practices and non-traditional or loss mitigation insurance products. To the extent they are ongoing, ACE is cooperating and will continue to cooperate with such inquiries.

ACE conducted its own investigation that encompassed the subjects raised by the NYAG and the other state and federal regulatory authorities. The investigation was conducted by a team from the firm of Debevoise & Plimpton LLP headed by former United States Attorney Mary Jo White and operated under and at the direction of the Audit Committee of the Board of Directors. ACE’s internal investigations pertaining to underwriting practices and non-traditional or loss mitigation insurance products are complete.

(iii) The Assurance of Discontinuance

On April 26, 2006, ACE reached a settlement with the Attorneys General of New York, Illinois and Connecticut and the New York Insurance Department pursuant to which ACE received from these authorities an Assurance of Discontinuance (AOD). Under the AOD, these regulators agreed not to file certain litigation against ACE relating to their investigation of certain business practices, and ACE agreed to pay $80 million ($66 million after tax) without admitting any liability, and to adopt certain business reforms. Of that $80 million, $40 million was paid to the three settling Attorneys General as a penalty. The remaining $40 million was placed in a fund allocated for distribution to eligible policyholders who execute a release of certain claims they may have against ACE. In the event that the entire $40 million is not initially distributable to such policyholders, ACE first may use the sums remaining to settle these or similar types of policyholder claims, and then shall use any sums remaining after such settlements to provide additional amounts to those policyholders who initially executed the release. Both of these $40 million payments were recorded in administrative expenses in the year ended December 31, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

(iv) Business Practice-Related Litigation

ACE Limited, ACE INA Holdings, Inc. and ACE USA, Inc., along with a number of other insurers and brokers, were named in a series of federal putative nationwide class actions brought by insurance policyholders. The Judicial Panel on Multidistrict Litigation (JPML) consolidated these cases in the District of New Jersey. On August 1, 2005, plaintiffs in the New Jersey consolidated proceedings filed two consolidated amended complaints – one concerning commercial insurance and the other concerning employee benefit plans. The employee benefit plans litigation against ACE has been dismissed.

In the commercial insurance complaint, the plaintiffs named ACE Limited, ACE INA Holdings, Inc., ACE USA, Inc., ACE American Insurance Co., Illinois Union Insurance Co., and Indemnity Insurance Co. of North America. They allege that certain brokers and insurers, including certain ACE entities, conspired to increase premiums and allocate customers through the use of “B” quotes and contingent commissions. In addition, the complaints allege that the broker defendants received additional income by improperly placing their clients’ business with insurers through related wholesale entities that acted as intermediaries between the broker and insurer. Plaintiffs also allege that broker defendants tied the purchase of primary insurance to the placement of such coverage with reinsurance carriers through the broker defendants’ reinsurance broker subsidiaries. The complaint asserts the following causes of action against ACE: Federal Racketeer Influenced and Corrupt Organizations Act (RICO), federal antitrust law, state antitrust law, aiding and abetting breach of fiduciary duty, and unjust enrichment.

On November 29, 2005, ACE and other property and casualty insurer defendants filed motions to dismiss the commercial insurance complaint. On October 3, 2006, the Court ruled on defendants’ motions and held that the McCarran Ferguson Act did not apply as a defense to the allegations, but the Court also held that plaintiffs had not adequately alleged an antitrust conspiracy or a RICO enterprise and directed plaintiffs to submit supplemental pleadings. Plaintiffs filed their supplemental pleadings on October 25, 2006. On November 30, 2006, Defendants’ filed a renewed motion to dismiss, which is pending. On February 13, 2006, plaintiffs filed motions to certify a class in the commercial insurance case. This motion has been fully briefed and is pending.

In New Cingular Wireless Headquarters LLC et al. v. Marsh & McLennan Companies, Inc. et al. (Case No. 06-5120; United States District Court for the District of New Jersey), a non-class-action lawsuit filed in the Northern District of Georgia on April 4, 2006, but later transferred to the District of New Jersey for coordination with the consolidated cases described above, the plaintiffs named the following entities: ACE Ltd., ACE American Ins. Co., ACE USA, Inc., ACE Bermuda Ins. Co. Ltd., Illinois Union Ins. Co., Pacific Employers Ins. Co., and Lloyd’s of London Syndicate 2488 AGM, along with a number of other insurers and brokers. The plaintiffs are insurance policyholders who allege that the defendants conspired to increase premiums and allocate customers through the use of “B” quotes and contingent commissions. The plaintiffs assert the following causes of action against ACE: Federal Racketeer Influenced and Corrupt Organizations Act (RICO), federal antitrust law, inducement to breach of fiduciary duty, unjust enrichment, and fraud.

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

ACE American Insurance Co., an ACE subsidiary, has been named in a state court lawsuit in Florida: Office Depot, Inc. v. Marsh & McLennan Companies, Inc. et al. (Case No. 502005CA004396; Circuit Court of the 15th Judicial Circuit in Palm Beach County Florida) (filed June 22, 2005). The allegations in this case are also similar to the allegations in the federal class actions identified above. The trial court originally stayed the Office Depot case pending resolution of the consolidated proceedings in the District of New Jersey. The Florida Court of Appeals recently remanded the case to the trial court with instructions to reconsider whether a stay should be granted. On February 23, 2007, the trial court declined to grant another stay and ordered the defendants to respond to the complaint within the next twenty days.

ACE Ltd., ACE INA Holdings, Inc., ACE USA, Inc., and ACE American Ins. Co., along with a number of other insurers and brokers, have recently been named in Avery Dennison Corp. v. Marsh & McLennan Companies, Inc. et al (Case No. 07-00757) (filed February 13, 2007). The allegations in this case are also similar to the allegations in the consolidated federal actions identified above. Defendants have filed a motion to have this case assigned to the same judge who is presiding over the consolidated federal actions in order to coordinate proceedings.

ACE was named in four putative securities class action suits following the filing of a civil suit against Marsh by the NYAG on October 14, 2004. The suits were consolidated by the JPML in the Eastern District of Pennsylvania. The Court has appointed as lead plaintiffs Sheet Metal Workers’ National Pension Fund and Alaska Ironworkers Pension Trust.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

Lead plaintiffs filed a consolidated amended complaint on September 30, 2005, naming ACE Limited, Evan G. Greenberg, Brian Duperreault, and Philip V. Bancroft as defendants. Plaintiffs allege that ACE’s public statements and securities filings should have revealed that insurers, including certain ACE entities, and brokers allegedly conspired to increase premiums and allocate customers through the use of “B” quotes and contingent commissions and that ACE’s revenues and earnings were inflated by these practices. Plaintiffs assert claims solely under Section 10(b) of the Securities Exchange Act of 1934 (the Exchange Act), Rule 10(b)-5 promulgated thereunder, and Section 20(a) of the Securities Act (control person liability).

On October 28, 2005, ACE Limited and the individual defendants filed a motion to dismiss the consolidated securities actions. Defendants argued that plaintiffs had not adequately alleged any actionable misrepresentations under the securities laws, and that defendants could not be held liable for any failures to disclose information. Defendants also argued that the individual defendants could not be held liable for statements they did not make; that plaintiffs had not adequately pled defendants’ knowledge of any misstatements; and that plaintiffs had not adequately pled loss causation. Plaintiffs have filed a response and the motion remains pending.

ACE has been named as a defendant in a derivative suit filed in Delaware Chancery Court by shareholders of Marsh seeking to recover damages for Marsh and its subsidiary, Marsh, Inc., against officers and directors of Marsh, American International Group Inc. (AIG), AIG’s chief executive officer, and ACE. The suit alleges that the defendants breached their fiduciary duty to and thereby damaged Marsh and Marsh, Inc. by participating in a bid rigging scheme and obtaining “kickbacks” in the form of contingent commissions, and that ACE knowingly participated in the alleged scheme.

ACE Limited, ACE USA, Inc., ACE INA, Inc., and Evan G. Greenberg, as a former officer and director of AIG, have been named in one or both of two derivative cases brought by certain shareholders of AIG. The allegations against ACE concern the alleged bid rigging and contingent commission scheme as similarly alleged in the federal commercial insurance cases. Plaintiffs assert the following causes of action against ACE: breach of fiduciary duty, aiding and abetting breaches of fiduciary duties, unjust enrichment, conspiracy, and fraud. Both of these cases are stayed until March 14, 2007.

In all of the above-referenced lawsuits, plaintiffs seek compensatory and in some cases special damages without specifying an amount. As a result, ACE cannot at this time estimate its potential costs related to these legal matters and accordingly no liability for compensatory damages has been established in the consolidated financial statements. Investigation related legal expenses for the years ended December 31, 2006, 2005, and 2004 were $16 million, $45 million, and $10 million, respectively.

ACE’s ultimate liability for these matters is not likely to have a material adverse effect on ACE’s consolidated financial condition, although it is possible that the effect could be material to ACE’s consolidated results of operations for an individual reporting period.

g) Lease commitments

The Company and its subsidiaries lease office space in the countries in which they operate under operating leases which expire at various dates through December 2033. The Company renews and enters into new leases in the ordinary course of business as required. Total rent expense with respect to these operating leases for the years ended December 31, 2006, 2005 and 2004, was approximately $72 million, $84 million and $84 million, respectively. Future minimum lease payments under the leases are expected to be as follows:

(in millions of U.S. dollars)
Year ending December 31, 2007	$59
2008	52
2009	49
2010	41
2011	38
Later years	118
Total minimum future lease commitments	$357

h) Acquisition of business entities

Pursuant to the restructuring order that created Brandywine, the active ACE INA insurance subsidiaries are obligated to provide reinsurance coverage to Century Indemnity in the amount of $800 million under an aggregate excess of loss

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

reinsurance agreement if the capital and surplus of Century Indemnity falls below $25 million or if Century Indemnity lacks liquid assets with which to pay claims as they become due. Refer to Note 10 for additional disclosure.

13. Preferred shares

In 2003, the Company sold in a public offering 20 million depositary shares, each representing one-tenth of one of its 7.8 percent Cumulative Redeemable Preferred Shares, for $25 per depositary share. Underwriters exercised their over-allotment option which resulted in the issuance of an additional three million depositary shares. Net proceeds from the sale of the preferred shares were $557 million.

The shares have an annual dividend rate of 7.8 percent with the first quarterly dividend paid on September 1, 2003. The shares are not convertible into or exchangeable for the Company’s Ordinary Shares. The Company may redeem these shares at any time after May 30, 2008, at a redemption value of $25 per depositary share or at any time under certain limited circumstances.

14. Shareholders’ equity

a) Shares issued and outstanding

Following is a table of changes in Ordinary Shares issued and outstanding for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Opening balance	323,322,586	284,478,525	279,897,193
Shares issued, net	947,373	33,899,576	790,984
Exercise of stock options	1,982,560	4,727,981	3,550,572
Shares issued under Employee Stock Purchase Plan	202,949	216,504	239,776
Ending balance	326,455,468	323,322,586	284,478,525
Ordinary Shares issued to employee trust
Opening balance	(221,675)	(462,175)	(688,675)
Shares redeemed (issued)	55,250	240,500	226,500
Ending balance	(166,425)	(221,675)	(462,175)

In October 2005, the Company completed a public offering of 32.91 million Ordinary Shares (which included the over-allotment option of 4.29 million Ordinary Shares) at a price per share of $45.58, for total gross proceeds of approximately $1.5 billion. The proceeds are being used for growth opportunities in the global insurance and reinsurance markets.

Ordinary Shares issued to employee trust are the shares issued by the Company to a rabbi trust for deferred compensation obligations as discussed below.

b) ACE Limited securities repurchase authorization

In November 2001, the Board of Directors authorized the repurchase of any ACE issued debt or capital securities, including ACE’s Ordinary Shares, up to an aggregate total of $250 million. These purchases may take place from time to time in the open market or in private purchase transactions. At December 31, 2006, this authorization had not been utilized.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

d) Dividends declared

Dividends declared on Ordinary Shares amounted to $0.98, $0.90 and $0.82 per Ordinary Share for the years ended December 31, 2006, 2005 and 2004, respectively. Dividends declared on preferred shares amounted to $45 million for each of the years ended December 31, 2006, 2005 and 2004.

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

The rabbi trust also holds other assets, such as fixed maturities, equity securities, and life insurance policies. These assets of the rabbi trust are consolidated with those of the Company and reflected in other investments. Except for life insurance policies which are reflected at cash surrender value, these assets are classified as trading securities and reported at fair value with changes in fair value reflected in net investment income. Refer to Note 2 e). Except for obligations related to life insurance policies which are reflected at cash surrender value, the related deferred compensation obligation is carried at fair value and reflected in accounts payable, accrued expenses and other liabilities with changes reflected as a corresponding increase or decrease to administrative expenses.

15. Pension Plans

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

Defined contribution plans (including 401(k))

Under these plans, employees’ contributions may be supplemented by ACE matching contributions based on the level of employee contribution. These contributions are invested at the election of each employee in one or more of several investment portfolios offered by a third party investment advisor. In addition, the Company may provide additional matching contributions, depending on its annual financial performance. Expenses for these plans totaled $65 million, $60 million and $60 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Defined benefit plans

The Company maintains non-contributory defined benefit plans that cover certain employees, principally located in Europe and Asia. The Company does not provide any such plans to U.S.-based employees. The Company accounts for pension benefits using the accrual method, consistent with the requirements of FAS No. 87, Employers’ Accounting for Pensions. Benefits under these plans are based on employees’ years of service and compensation during final years of service. All underlying defined benefit plans are subject to periodic actuarial valuation by qualified local actuarial firms using actuarial models in calculating the pension expense and liability for each plan. The Company uses December 31 as the measurement date for its defined benefit pension plans.

FAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in funded status in the year in which the changes occur through comprehensive income. The Company funds the plans at the amount required by local tax and legal requirements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

The status of the defined benefit pension plans at December 31, 2006 and 2005 is as follows:

(in millions of U.S. dollars)	2006	2005
Change in projected benefit obligation
Projected benefit obligation – beginning of year	$404	$413
Service cost	5	6
Interest cost	17	18
Actuarial (gain) loss	(18)	33
Benefits and expenses paid	(12)	(13)
Foreign currency losses (gains)	25	(41)
Curtailments	–	(1)
Settlements	–	(11)
Projected benefit obligation – end of year	$421	$404
Change in plan assets
Fair value of plan assets – beginning of year	$276	$245
Actual return on plan assets	22	44
Employer contributions	21	37
Benefits and expenses paid	(12)	(13)
Foreign currency gains (losses)	19	(26)
Other transfers to defined contribution plan	(2)	(1)
Settlements	–	(10)
Fair value of plan assets – end of year	$324	$276
Funded status – end of year	$(97)	$(128)
Amounts recognized in the consolidated balance sheets
Prepaid pension assets	$–	$34
Accrued pension liability	(97)	(150)
	$(97)	$(116)
Amounts recognized in accumulated other comprehensive income
Net actuarial loss	$77	$–
Net prior service cost	9	–
Additional minimum liability	–	91
Intangible asset	–	(1)
	$86	$90
Plans with under-funded or non-funded accumulated benefit obligation
Aggregate projected benefit obligation	$411	$393
Aggregate accumulated benefit obligation	$400	$381
Aggregate fair value of plan assets	$318	$263

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

The components of net benefit cost for the years ended December 31, 2006, 2005 and 2004 are as follows:

(in millions of U.S. dollars)	2006	2005	2004
Components of net benefit cost
Service cost	$5	$6	$7
Interest cost	17	18	19
Expected return on plan assets	(18)	(13)	(12)
Amortization of net actuarial loss	7	7	5
Special termination benefit	–	–	2
Net benefit cost	$11	$18	$21

Upon adoption of FAS 158, the Company derecognized the additional minimum pension liability (AML) and the related intangible asset through a net benefit to shareholders’ equity. The initial impact of the adoption of FAS 158 due to unrecognized prior service costs and net actuarial gains or losses are recognized by the Company as a component of accumulated other comprehensive income in shareholders’ equity. The following table summarizes the effect of required changes in the AML as of December 31, 2006, prior to adoption of FAS 158 as well as the impact of the initial adoption of FAS 158:

(in millions of U.S. dollars)	Prior to AML and FAS 158 Adjustments	AML Adjustment	Adjustment to initially apply FAS 158	Post AML and FAS 158 Adjustments
Other assets	$1,939	$—	$(1)	$1,938
Deferred tax assets	$1,167	$(7)	$5	$1,165
Accounts payable, accrued expenses and other liabilities	$1,546	$(20)	$15	$1,541
Accumulated other comprehensive income, net of tax	$714	$13	$(11)	$716

The accrued pension liability of $97 million at December 31, 2006, is included in “Accounts payable, accrued expenses and other liabilities” in the table above and in the accompanying consolidated balance sheets. The amount of the accrued pension liability prior to the AML and the FAS 158 adjustments was $102 million.

Several assumptions and statistical variables are used in the models to calculate the expenses and liability related to the plans. The Company, in consultation with its actuaries, determines assumptions about the discount rate, the expected rate of return on plan assets and the rate of compensation increase. The table below includes disclosure of these rates on a weighted-average basis, encompassing all the international plans.

	2006	2005	2004
Net Benefit Cost
Weighted-average assumptions for the year ended December 31
Discount rate	4.21%	4.22%	4.73%
Expected long-term rate of return on plan assets	6.30%	6.29%	5.67%
Rate of compensation increase	2.39%	2.27%	3.96%

Benefit Obligation	2006	2005
Weighted-average assumptions as of December 31
Discount rate	4.53%	4.22%
Rate of compensation increase	3.86%	2.27%

The discount rate is determined at the annual measurement date for each of the various plans and is therefore subject to change each year. The rate reflects the prevailing market rate for high-quality fixed-income debt instruments with maturities corresponding to the expected duration of the benefit obligations on the measurement date. The rate is used to discount the future cash flows of benefit obligations back to the measurement date. A lower discount rate increases the present value of the benefit obligations and results in higher pension expense. A 0.5 percent decrease in the discount rate increases pension expense by approximately $1.7 million per year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

The expected rate of return on plan assets represents the average rate of return to be earned by plan assets over the period that the benefits included in the benefit obligation are to be paid. Lower returns on the plan assets result in higher pension expense. The Company applies historic market return trends to current market conditions for each asset category to develop this rate of return. A 0.5 percent decrease in the estimated rate of return on plan assets increases pension expense by approximately $2.4 million per year.

The Company’s defined benefit pension plan asset allocation at December 31, 2006 and 2005, target allocation for 2007, and expected long-term rate of return by asset category are as follows:

Asset Category	Target Allocation 2007	Percentage of Plan Assets at December 31, 2006	Percentage of Plan Assets at December 31, 2005	Weighted- Average Long- Term Rate of Return 2006
Equity Securities	56%	53%	54%	7.4%
Debt Securities	42%	45%	42%	4.9%
Other	2%	2%	4%	4.0%
Total	100%	100%	100%	6.3%

The Company’s strategy is to place all incoming funds into debt securities while allowing the equity portfolio to grow through market appreciation. Our investment strategy takes a long-term view and our investment portfolios are managed with an emphasis on earning sufficient returns to meet plan obligations.

Assumptions about long-term expected rates of return on debt securities are based on the yields available on AA-rated long-term bonds and long-term government bonds of the local market for each pension plan. For equity securities, the expected rate of return is comprised of a factor based on the historical rates of government bonds of the local market for each pension plan plus a factor for the historical out-performance of equity securities relative to government bonds. For cash and short-term investments, included in “Other” in the above table, the expected rate of return is also based on government bonds of the local market for each pension plan, with some adjustments to reflect historical performance of this class.

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

The defined benefit pension plan contribution for 2007 is expected to be $19 million. The estimated net actuarial loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net benefit costs over the next year is $5 million.

Benefit payments were approximately $12 million during both 2006 and 2005. Expected future payments are as follows:

(in millions of U.S. dollars)
Year ending December 31
2007	$15
2008	15
2009	16
2010	17
2011	18
2012 – 2016	99

16. Fair value of financial instruments

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

The following methods and assumptions were used by the Company in estimating the fair value of financial assets and liabilities:

(i) Fair values of fixed maturities with active markets are based on quoted market prices. For fixed maturities that trade in less active markets, fair values are obtained from independent pricing services. Fair values of fixed maturities are principally a function of current interest rates. Care should be used in evaluating the significance of these estimated market values which can fluctuate based on such factors as interest rates, inflation, monetary policy and general economic conditions.

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

(vi) Where practical, fair values for short-term debt, long-term debt and trust preferred securities are estimated using discounted cash flow calculations based upon the Company’s incremental borrowing rates for similar types of borrowings with maturities consistent with those remaining for the debt being valued.

(vii) For investment derivative instruments, including futures, options, and interest rate swaps, the Company is generally able to obtain quoted market prices to determine fair value.

(viii) The fair value of GMIB reinsurance is estimated using an internal valuation model. Inputs to the model include a number of factors such as valuation date yield curve, volatility assumptions, asset class correlations, allocation of investments underlying annuitant account value, and policyholder behavior assumptions. This model and the related assumptions are regularly re-evaluated by management and enhanced, as appropriate, based upon improvements in modeling techniques and availability of more timely market information, such as market conditions and demographics of in-force annuities.

The carrying values and fair values of financial instruments at December 31, 2006 and 2005 were as follows:

	2006		2005
(in millions of U.S. dollars)	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Financial assets:
Fixed maturities available for sale	$28,540	$28,540	$24,285	$24,285
Fixed maturities held to maturity	3,015	3,047	3,055	3,076
Equity securities	1,713	1,713	1,507	1,507
Short-term investments	2,456	2,456	2,299	2,299
Other investments	845	845	675	675
Investments in partially-owned insurance companies	830	789	949	876
Investment derivative instruments	9	9	2	2
Financial liabilities:
Short-term debt	579	578	305	300
Long-term debt	1,645	1,560	1,933	1,811
Trust preferred securities	409	309	415	309
Guaranteed minimum income benefits	13	13	14	14

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

17. Other (income) expense

The following table details the components of other (income) expense as reflected in the consolidated statements of operations for the years ended December 31, 2006, 2005 and 2004.

(in millions of U.S. dollars)	2006	2005	2004
Equity in net income of partially-owned companies	$(60)	$(60)	$(41)
Minority interest expense	8	16	22
Federal excise tax	10	7	6
Other	7	12	9
Goodwill impairment	–	–	13
Other (income) expense	$(35)	$(25)	$9

In 2006, 2005 and 2004, equity in net income of partially-owned companies includes $57 million, $68 million and $45 million, respectively, of income related to Assured Guaranty. Certain excise taxes incurred as a result of capital management initiatives are included in other (income) expense. As these are considered capital transactions, they are excluded from underwriting results. Other includes $2 million of pre-closing transactions for the sale of certain of the run-off reinsurance subsidiaries in 2006, $9 million of expense due to the write-off of intangible assets in 2005 and $8 million in compensation expense in connection with the settlement of ACE stock awards held by employees of Assured Guaranty in 2004. In 2004, the Company recognized $13 million of goodwill impairments, following a review of the goodwill balance during the first quarter of 2004.

18. Taxation

Under current Cayman Islands law, ACE Limited is not required to pay any taxes on its income or capital gains. If a Cayman Islands law were to be enacted that would impose taxes on income or capital gains, ACE Limited has received an undertaking from the Governor in Cabinet that would exempt it from such taxation until January 2026. Under current Bermuda law, ACE Limited and its Bermuda subsidiaries are not required to pay any taxes on its income or capital gains. If a Bermuda law were to be enacted that would impose taxes on income or capital gains, ACE Limited and the Bermuda subsidiaries have received an undertaking from the Minister of Finance in Bermuda that would exempt such companies from Bermudian taxation until March 2016.

Income from the Company’s operations at Lloyd’s is subject to United Kingdom corporation taxes. Lloyd’s is required to pay U.S. income tax on U.S. connected income (U.S. income) written by Lloyd’s syndicates. Lloyd’s has a closing agreement with the Internal Revenue Service (IRS) whereby the amount of tax due on this business is calculated by Lloyd’s and remitted directly to the IRS. These amounts are then charged to the accounts of the Names/Corporate Members in proportion to their participation in the relevant syndicates. The Company’s Corporate Members are subject to this arrangement but, as U.K. domiciled companies, will receive U.K. corporation tax credits for any U.S. income tax incurred up to the value of the equivalent U.K. corporation income tax charge on the U.S. income.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

The income tax provision for the years ended December 31, 2006, 2005 and 2004 is as follows:

(in millions of U.S. dollars)	2006	2005	2004
Current tax expense	$465	$288	$296
Deferred tax expense (benefit)	57	(15)	(10)
Provision for income taxes	$522	$273	$286

The weighted-average expected tax provision has been calculated using pre-tax accounting income (loss) in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. A reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted-average tax rate for the years ended December 31, 2006, 2005 and 2004, is provided below.

(in millions of U.S. dollars)	2006	2005	2004
Expected tax provision at weighted-average rate	$484	$322	$254
Permanent differences:
Tax-exempt interest and DRD, net of proration	(8)	(7)	(10)
Fines and penalties	18	–	–
Sale of run-off reinsurance subsidiaries	(25)	–	–
Net withholding taxes	21	12	8
Other	32	12	(6)
Goodwill	–	3	5
American Jobs Creation Act	–	(69)	–
Sale of Assured Guaranty	–	–	35
Total provision for income taxes	$522	$273	$286

The components of the net deferred tax assets as of December 31, 2006 and 2005 are as follows:

(in millions of U.S. dollars)	2006	2005
Deferred tax assets
Loss reserve discount	$751	$734
Unearned premiums reserve	137	135
Foreign tax credits	672	508
Investments	133	107
Provision for uncollectible balances	106	116
Loss carry-forwards	24	155
Other, net	34	86
Total deferred tax assets	1,857	1,841
Deferred tax liabilities
Deferred policy acquisition costs	98	117
Unrealized appreciation on investments	129	66
Un-remitted foreign earnings	430	257
Total deferred tax liabilities	657	440
Valuation allowance	35	87
Net deferred tax assets	$1,165	$1,314

The valuation allowance of $35 million at December 31, 2006 and $87 million at December 31, 2005, reflects management’s assessment, based on available information, that it is more likely than not that a portion of the deferred tax assets will not be realized due to the inability of certain foreign subsidiaries to generate sufficient taxable income or the inability to utilize foreign tax credits. Adjustments to the valuation allowance are made when there is a change in management’s assessment of the amount of deferred tax assets that are realizable. The $52 million reduction in the valuation allowance during the year is principally attributed to the sale of certain run-off reinsurance subsidiaries. Refer to Note 3b).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

At December 31, 2006, the Company has a U.S. capital loss carry-forward of $60 million which, if unutilized, will expire in the year 2011 and a foreign tax credit carry-forward in the amount of $114 million which, if unutilized, will expire in the years 2011-2016.

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

19. Related party transactions

The ACE Foundation is an unconsolidated not-for-profit organization whose primary purpose is to fund charitable causes in Bermuda. The Trustees are principally comprised of ACE management. The Company maintains a non-interest bearing demand note receivable from the ACE Foundation, the balance of which at December 31, 2006 and 2005 was $37 million and $39 million, respectively. The receivable is included in “Other assets” in the accompanying consolidated balance sheets. The borrower has used the related proceeds to finance investments in Bermuda real estate, some of which have been rented to ACE employees at rates established by independent, professional real estate appraisers, and intends to use income from the investments to both repay the note and fund future charitable activities. Accordingly, the Company reports the demand note at the lower of its principal value or the fair value of assets held by the borrower to repay the loan, including the real estate properties.

20. Statutory financial information

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

Statutory accounting differs from GAAP in the reporting of certain reinsurance contracts, investments, subsidiaries, acquisition expenses, fixed assets, deferred income taxes and certain other items. The statutory capital and surplus of the U.S. subsidiaries met regulatory requirements for 2006, 2005 and 2004. The amount of dividends available to be paid in 2007, without prior approval from the state insurance departments, totals $668 million.

The combined statutory capital and surplus and statutory net income of the Bermuda and U.S. subsidiaries as of and for the years ended December 31, 2006, 2005 and 2004 are as follows:

	Bermuda Subsidiaries			U.S. Subsidiaries
(in millions of U.S. dollars)	2006	2005	2004	2006	2005	2004
Statutory capital and surplus	$7,692	$6,486	$5,421	$4,431	$3,374	$2,399
Statutory net income	$1,420	$670	$1,833	$724	$412	$34

As permitted by the Restructuring discussed previously in Note 10, certain of the Company’s U.S. subsidiaries discount certain asbestos-related and environmental liabilities, which increased statutory capital and surplus by approximately $157 million, $255 million and $257 million as of December 31, 2006, 2005 and 2004, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

21. Condensed unaudited quarterly financial data

2006 (in millions of U.S. dollars, except per share data)	Quarter Ended March 31, 2006	Quarter Ended June 30, 2006	Quarter Ended September 30, 2006	Quarter Ended December 31, 2006
Net premiums earned	$2,805	$2,906	$3,088	$3,026
Net investment income	369	390	414	428
Net realized gains (losses)	7	(7)	(113)	15
Total revenues	$3,181	$3,289	$3,389	$3,469
Losses and loss expenses	$1,680	$1,748	$1,818	$1,824
Life and annuity benefits	$28	$34	$29	$32
Income before cumulative effect of a change in accounting principle	$485	$573	$578	$665
Net income	$489	$573	$578	$665
Basic earnings per share before cumulative effect of a change in accounting principle	$1.48	$1.75	$1.76	$2.03
Basic earnings per share	$1.49	$1.75	$1.76	$2.03
Diluted earnings per share before cumulative effect of a change in accounting principle	$1.45	$1.72	$1.73	$1.99
Diluted earnings per share	$1.46	$1.72	$1.73	$1.99

2005 (in millions of U.S. dollars, except per share data)	Quarter Ended March 31, 2005	Quarter Ended June 30, 2005	Quarter Ended September 30, 2005	Quarter Ended December 31, 2005
Net premiums earned	$2,877	$2,921	$3,091	$2,859
Net investment income	285	305	320	354
Net realized gains (losses)	(14)	32	83	(25)
Total revenues	$3,148	$3,258	$3,494	$3,188
Losses and loss expenses	$1,789	$1,843	$2,804	$2,135
Life and annuity benefits	$35	$38	$35	$35
Net income	$437	$467	$(112)	$236
Basic earnings (loss) per share	$1.50	$1.61	$(0.43)	$0.71
Diluted earnings (loss) per share	$1.48	$1.58	$(0.43)	$0.69

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

22. Information provided in connection with outstanding debt of subsidiaries

The following tables present condensed consolidating financial information at December 31, 2006 and 2005, and for the years ended December 31, 2006, 2005 and 2004 for ACE Limited (the “Parent Guarantor”) and its “Subsidiary Issuer”, ACE INA Holdings, Inc. The Subsidiary Issuer is an indirect wholly-owned subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings. The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuer. In the condensed consolidating statement of cash flows, dividends received from subsidiaries, which were previously reported as an investing activity, have been appropriately classified as an operating activity beginning in 2006, with conforming changes to 2005 and 2004. Advances (to) / from affiliates (inter-company loans) for ACE Limited, which were previously reported as a financing activity, have been appropriately classified as an investing activity beginning in 2006, with conforming changes to 2005 and 2004.

Condensed Consolidating Balance Sheet at December 31, 2006

(in millions of U.S. dollars)	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated
Assets
Investments	$69	$18,926	$17,606	$–	$36,601
Cash	13	213	339	–	565
Insurance and reinsurance balances receivable	–	2,843	737	–	3,580
Reinsurance recoverable	–	15,188	(608)	–	14,580
Goodwill	–	2,254	477	–	2,731
Investments in subsidiaries	14,157	–	–	(14,157)	–
Due from (to) subsidiaries and affiliates, net	714	–	–	(714)	–
Other assets	26	6,245	2,807	–	9,078
Total assets	$14,979	$45,669	$21,358	$(14,871)	$67,135
Liabilities
Unpaid losses and loss expenses	$–	$26,864	$8,653	$–	$35,517
Unearned premiums	–	5,001	1,436	–	6,437
Future policy benefits for life and annuity contracts	–	–	518	–	518
Due to subsidiaries and affiliates, net	–	467	(467)	–	–
Short-term debt	500	78	–	–	578
Long-term debt	–	1,310	250	–	1,560
Trust preferred securities	–	309	–	–	309
Other liabilities	201	5,589	2,148	–	7,938
Total liabilities	701	39,618	12,538	–	52,857
Total shareholders’ equity	14,278	6,051	8,820	(14,871)	14,278
Total liabilities and shareholders’ equity	$14,979	$45,669	$21,358	$(14,871)	$67,135

(1) Includes all other subsidiaries of ACE Limited and intercompany eliminations.

(2) Includes ACE Limited parent company eliminations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

Condensed Consolidating Balance Sheet at December 31, 2005

(in millions of U.S. dollars)	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated
Assets
Investments	$100	$16,448	$15,294	$–	$31,842
Cash	20	276	216	–	512
Insurance and reinsurance balances receivable	–	2,521	822	–	3,343
Reinsurance recoverable	–	14,469	994	–	15,463
Goodwill	–	2,226	477	–	2,703
Investments in subsidiaries	11,977	–	–	(11,977)	–
Due from (to) subsidiaries and affiliates, net	389	(307)	307	(389)	–
Other assets	22	5,364	3,191	–	8,577
Total assets	$12,508	$40,997	$21,301	$(12,366)	$62,440
Liabilities
Unpaid losses and loss expenses	$–	$25,462	$9,593	$–	$35,055
Unearned premiums	–	4,427	1,457	–	5,884
Future policy benefits for life and annuity contracts	–	–	521	–	521
Short-term debt	–	300	–	–	300
Long-term debt	500	1,061	250	–	1,811
Trust preferred securities	–	309	–	–	309
Other liabilities	196	4,302	2,250	–	6,748
Total liabilities	696	35,861	14,071	–	50,628
Total shareholders’ equity	11,812	5,136	7,230	(12,366)	11,812
Total liabilities and shareholders’ equity	$12,508	$40,997	$21,301	$(12,366)	$62,440

(1) Includes all other subsidiaries of ACE Limited and intercompany eliminations.

(2) Includes ACE Limited parent company eliminations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

Condensed Consolidating Statement of Operations

For the year ended December 31, 2006 (in millions of U.S. dollars)	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated
Net premiums written	$–	$6,609	$5,421	$–	$12,030
Net premiums earned	–	6,630	5,195	–	11,825
Net investment income	6	805	790	–	1,601
Equity in earnings of subsidiaries	2,412	–	–	(2,412)	–
Net realized gains (losses)	11	(58)	(51)	–	(98)
Losses and loss expenses	–	4,199	2,871	–	7,070
Life and annuity benefits	–	14	109	–	123
Policy acquisition costs and administrative expenses	115	1,812	1,281	(37)	3,171
Interest expense	–	156	(1)	21	176
Other (income) expense	2	14	(51)	–	(35)
Income tax expense (benefit)	8	425	89	–	522
Cumulative effect of a change in accounting principle	1	2	1	–	4
Net income	$2,305	$759	$1,637	$(2,396)	$2,305

Condensed Consolidating Statement of Operations

For the year ended December 31, 2005 (in millions of U.S. dollars)	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated
Net premiums written	$–	$6,893	$4,899	$–	$11,792
Net premiums earned	–	6,903	4,845	–	11,748
Net investment income	6	649	609	–	1,264
Equity in earnings of subsidiaries	1,180	–	–	(1,180)	–
Net realized gains (losses)	(6)	30	52	–	76
Losses and loss expenses	–	4,751	3,820	–	8,571
Life and annuity benefits	–	5	138	–	143
Policy acquisition costs and administrative expenses	135	1,647	1,181	(39)	2,924
Interest expense	16	137	17	4	174
Other (income) expense	–	10	(35)	–	(25)
Income tax expense (benefit)	1	303	(31)	–	273
Net income	$1,028	$729	$416	$(1,145)	$1,028

(1) Includes all other subsidiaries of ACE Limited and intercompany eliminations.

(2) Includes ACE Limited parent company eliminations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

Condensed Consolidating Statement of Operations

For the year ended December 31, 2004 (in millions of U.S. dollars)	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated
Net premiums written	$–	$6,738	$4,758	$–	$11,496
Net premiums earned	–	6,240	4,870	–	11,110
Net investment income	10	492	515	(4)	1,013
Equity in earnings of subsidiaries	1,287	–	–	(1,287)	–
Net realized gains (losses)	7	60	130	–	197
Losses and loss expenses	–	4,547	3,143	–	7,690
Life and annuity benefits	–	3	172	–	175
Policy acquisition costs and administrative expenses	125	1,502	1,211	(14)	2,824
Interest expense	25	136	26	(4)	183
Other (income) expense	–	8	1	–	9
Income tax expense	1	189	96	–	286
Net income	$1,153	$407	$866	$(1,273)	$1,153

(1) Includes all other subsidiaries of ACE Limited and intercompany eliminations.

(2) Includes ACE Limited parent company eliminations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the year ended December 31, 2006 (in millions of U.S. dollars)	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	ACE Limited Consolidated
Net cash flows from (used for) operating activities	$502	$2,033	$1,570	$4,105
Cash flows from (used for) investing activities
Purchases of fixed maturities available for sale	–	(13,159)	(28,036)	(41,195)
Purchase of fixed maturities held to maturity	–	(474)	(59)	(533)
Purchases of equity securities	–	(508)	(333)	(841)
Sales of fixed maturities available for sale	12	9,279	24,648	33,939
Sales of equity securities	–	427	500	927
Maturities and redemptions of fixed maturities available for sale	–	1,836	1,573	3,409
Maturities and redemptions of fixed maturities held to maturity	–	445	98	543
Net proceeds from (payments made on) the settlement of investment derivatives	11	–	(51)	(40)
Capitalization of subsidiaries	(15)	–	15	–
Advances (to) from affiliates	(237)	–	237	–
Sale of subsidiary (net of cash sold of $2)	–	(2)	–	(2)
Other	2	(134)	155	23
Net cash flows from (used for) investing activities	(227)	(2,290)	(1,253)	(3,770)
Cash flows from (used for) financing activities
Dividends paid on Ordinary Shares	(312)	–	–	(312)
Dividends paid on Preferred Shares	(45)	–	–	(45)
Net proceeds from issuance of long-term debt	–	298	–	298
Repayment of short-term debt	–	(300)	–	(300)
Proceeds from exercise of options for Ordinary Shares	67	–	–	67
Proceeds from Ordinary Shares issued under ESPP	8	–	–	8
Net proceeds from issuance of Ordinary shares	–	–	–	–
Advances (to) from affiliates	–	194	(194)	–
Net cash flows from (used for) financing activities	(282)	192	(194)	(284)
Effect of foreign currency rate changes on cash and cash equivalents	–	2	–	2
Net increase (decrease) in cash	(7)	(63)	123	53
Cash – beginning of year	20	276	216	512
Cash – end of year	$13	$213	$339	$565

(1) Includes all other subsidiaries of ACE Limited and intercompany eliminations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the year ended December 31, 2005 (in millions of U.S. dollars)	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	ACE Limited Consolidated
Net cash flows from (used for) operating activities	$497	$2,631	$1,180	$4,308
Cash flows used for investing activities
Purchases of fixed maturities available for sale	–	(14,767)	(17,542)	(32,309)
Purchases of equity securities	–	(353)	(301)	(654)
Sales of fixed maturities available for sale	22	10,279	14,140	24,441
Sales of equity securities	–	279	213	492
Maturities and redemptions of fixed maturities available for sale	–	1,361	1,029	2,390
Maturities and redemptions of fixed maturities held to maturity	–	138	36	174
Net proceeds from (payments made on) the settlement of investment derivatives	(5)	–	17	12
Capitalization of subsidiaries	(1,279)	125	1,154	–
Advances (to) from affiliates	(503)	–	503	–
Sale of subsidiary (net of cash sold of $Nil)	–	–	7	7
Other	(33)	(28)	(85)	(146)
Net cash flows used for investing activities	(1,798)	(2,966)	(829)	(5,593)
Cash flows from (used for) financing activities
Dividends paid on Ordinary Shares	(253)	–	–	(253)
Dividends paid on Preferred Shares	(45)	–	–	(45)
Net proceeds from issuance of long-term debt	–	262	–	262
Repayment of short-term debt	–	–	(146)	(146)
Proceeds from exercise of options for Ordinary Shares	140	–	–	140
Proceeds from Ordinary Shares issued under ESPP	8	–	–	8
Repayment of trust preferred securities	–	(103)	–	(103)
Net proceeds from issuance of Ordinary Shares	1,465	–	–	1,465
Advances (to) from affiliates	–	247	(247)	–
Net cash flows from (used for) financing activities	1,315	406	(393)	1,328
Effect of foreign currency rate changes on cash and cash equivalents	–	(21)	(8)	(29)
Net increase (decrease) in cash	14	50	(50)	14
Cash – beginning of year	6	226	266	498
Cash – end of year	$20	$276	$216	$512

(1) Includes all other subsidiaries of ACE Limited and intercompany eliminations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the year ended December 31, 2004 (in millions of U.S. dollars)	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	ACE Limited Consolidated
Net cash flows from (used for) operating activities	$422	$2,828	$1,689	$4,939
Cash flows used for investing activities
Purchases of fixed maturities available for sale	(39)	(11,843)	(13,512)	(25,394)
Purchases of equity securities	–	(508)	(573)	(1,081)
Sales of fixed maturities available for sale	21	7,780	10,618	18,419
Sales of equity securities	–	372	155	527
Maturities and redemptions of fixed maturities available for sale	–	1,063	807	1,870
Net proceeds from the settlement of investment derivatives	7	–	25	32
Capitalization of subsidiaries	(637)	365	272	–
Advances (to) from affiliates	385	–	(385)	–
Sale of subsidiary (net of cash sold of $82 million)	–	–	959	959
Other	–	(112)	(86)	(198)
Net cash flows used for investing activities	(263)	(2,883)	(1,720)	(4,866)
Cash flows from (used for) financing activities
Dividends paid on Ordinary Shares	(226)	–	–	(226)
Dividends paid on Preferred Shares	(45)	–	–	(45)
Net proceeds from issuance of long-term debt	–	499	–	499
Net proceeds from issuance (repayment of) short-term debt	–	(403)	4	(399)
Proceeds from exercise of options for Ordinary Shares	83	–	–	83
Proceeds from Ordinary Shares issued under ESPP	8	–	–	8
Repayment of trust preferred securities	–	–	(75)	(75)
Advances (to) from affiliates	–	5	(5)	–
Net cash flows from (used for) financing activities	(180)	101	(76)	(155)
Effect of foreign currency rate changes on cash and cash equivalents	–	15	6	21
Net increase (decrease) in cash	(21)	61	(101)	(61)
Cash – beginning of year	27	165	367	559
Cash – end of year	$6	$226	$266	$498

(1) Includes all other subsidiaries of ACE Limited and intercompany eliminations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

23. Subsequent Event

In February 2007, ACE INA issued $500 million of 5.7 percent notes due in February 2017. These notes are redeemable at any time at ACE INA’s option subject to a “make-whole” premium plus 0.20 percent. The notes are also redeemable at par plus accrued and unpaid interest in the event of certain changes in tax law. These notes do not have the benefit of any sinking fund. These senior unsecured notes are guaranteed on a senior basis by the Company and they rank equally with all of the Company’s other senior obligations. They also contain a customary limitation on lien provisions as well as customary events of default provisions which, if breached, could result in the accelerated maturity of such senior debt.

SCHEDULE I

ACE Limited and Subsidiaries

SUMMARY OF INVESTMENTS – OTHER THAN INVESTMENTS IN RELATED PARTIES

December 31, 2006 (in millions of U.S. dollars)	Cost or Amortized Cost	Fair Value	Amount at which shown in the balance sheet
Fixed maturities available for sale:
Bonds:
U.S. Treasury and agency	$2,513	$2,524	$2,524
Foreign	6,406	6,403	6,403
Corporate securities	8,757	8,843	8,843
Mortgage-backed securities	10,331	10,384	10,384
States, municipalities and political subdivisions	382	386	386
Total fixed maturities	28,389	28,540	28,540
Fixed maturities held to maturity:
Bonds:
U.S. Treasury and agency	1,015	1,005	1,015
Foreign	55	54	55
Corporate securities	577	571	577
Mortgage-backed securities	976	962	976
States, municipalities and political subdivisions	424	423	424
Total fixed maturities	3,047	3,015	3,047
Equity securities:
Common stock:
Public utilities	47	59	59
Banks, trust and insurance companies	195	235	235
Industrial, miscellaneous and all other	1,130	1,419	1,419
Total equity securities	1,372	1,713	1,713
Short-term investments	2,456	2,456	2,456
Other investments	661	845	845
Total investments – other than investments in related parties	$35,925	$36,569	$36,601

SCHEDULE II

ACE Limited and Subsidiaries

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS (Parent Company Only)

December 31, 2006 and 2005 (in millions of U.S. dollars)	2006	2005
Assets
Investments in subsidiaries and affiliates on equity basis	$14,157	$11,977
Short-term investments	6	17
Other investments, at cost	63	83
Total investments	14,226	12,077
Cash	13	20
Other assets	26	22
Due from subsidiaries and affiliates, net	714	389
Total assets	$14,979	$12,508
Liabilities
Accounts payable, accrued expenses and other liabilities	$120	$122
Dividends payable	81	74
Short-term debt	500	–
Long-term debt	–	500
Total liabilities	701	696
Shareholders’ equity
Preferred Shares	2	2
Ordinary Shares	14	13
Additional paid-in capital	6,640	6,569
Unearned stock grant compensation	–	(69)
Retained earnings	6,906	4,965
Deferred compensation obligation	4	6
Accumulated other comprehensive income	716	332
Ordinary Shares issued to employee trust	(4)	(6)
Total shareholders’ equity	14,278	11,812
Total liabilities and shareholders’ equity	$14,979	$12,508

SCHEDULE II (continued)

ACE Limited and Subsidiaries

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF OPERATIONS (Parent Company Only)

For the years ended December 31, 2006, 2005 and 2004 (in millions of U.S. dollars)	2006	2005	2004
Revenues
Investment income, including intercompany interest income (expense)	$27	$11	$6
Equity in net income of subsidiaries and affiliates	2,412	1,180	1,287
Net realized gains (losses)	11	(6)	7
	2,450	1,185	1,300
Expenses
Administrative and other expenses	124	136	126
Interest expense	21	21	21
	145	157	147
Net income	$2,305	$1,028	$1,153

SCHEDULE II (continued)

ACE Limited and Subsidiaries

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF CASH FLOWS (Parent Company Only)

For the years ended December 31, 2006, 2005 and 2004 (in millions of U.S. dollars)	2006	2005	2004
Cash flows used for operating activities
Net income	$2,305	$1,028	$1,153
Adjustments to reconcile net income to net cash flows used for operating activities:
Equity in net income of subsidiaries and affiliates	(2,412)	(1,180)	(1,287)
Dividends received from subsidiaries	616	580	486
Net realized (gains) losses	(11)	6	(7)
Amounts due to subsidiaries and affiliates, net	(8)	41	131
Accounts payable, accrued expenses and other liabilities	(18)	9	(25)
Accrued interest on advances from affiliate	(4)	(7)	(4)
Other	34	20	(25)
Net cash flows used for operating activities	502	497	422
Cash flows from (used for) investing activities
Purchases of fixed maturities available for sale	–	–	(39)
Sales of fixed maturities available for sale	12	22	21
Net proceeds from (payments made on) the settlement of investment derivatives	11	(5)	7
Capitalization of subsidiaries	(15)	(1,279)	(637)
Advances (to) from affiliates	(237)	(503)	385
Other	2	(33)	–
Net cash flows from (used for) investing activities	(227)	(1,798)	(263)
Cash flows from financing activities
Dividends paid on Ordinary Shares	(312)	(253)	(226)
Dividends paid on Preferred Shares	(45)	(45)	(45)
Proceeds from exercise of options for Ordinary Shares	67	140	83
Proceeds from Ordinary Shares issued under ESPP	8	8	8
Net proceeds from issuance of Ordinary Shares	–	1,465	–
Net cash flows from financing activities	(282)	1,315	(180)
Net increase (decrease) in cash	(7)	14	(21)
Cash – beginning of year	20	6	27
Cash – end of year	$13	$20	$6

Dividends received from subsidiaries, which were previously reported as an investing activity, have been appropriately classified as an operating activity beginning in 2006, with conforming changes to 2005 and 2004. Advances (to) / from affiliates (inter-company loans), which were previously reported as a financing activity, have been appropriately classified as an investing activity beginning in 2006, with conforming changes to 2005 and 2004.

SCHEDULE IV

ACE Limited and Subsidiaries

SUPPLEMENTAL INFORMATION CONCERNING REINSURANCE

Premiums Earned

For the years ended December 31, 2006, 2005 and 2004 (in millions of U.S. dollars)	Direct Amount	Ceded To Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
2006	$13,562	$5,198	$3,461	$11,825	29%
2005	$13,106	$5,012	$3,654	$11,748	31%
2004	$12,804	$4,402	$2,708	$11,110	24%

SCHEDULE VI

ACE Limited and Subsidiaries

SUPPLEMENTARY INFORMATION CONCERNING PROPERTY AND CASUALTY OPERATIONS

As of and for the years ended December 31, 2006, 2005 and 2004 (in millions of U.S. dollars)
	Deferred Policy Acquisition Costs	Net Reserves for Unpaid Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income	Net Losses and Loss Expenses Incurred Related to		Amortization of Deferred Policy Acquisition Costs	Net Paid Losses and Loss Expenses	Net Premiums Written
						Current Year	Prior Year
2006	$1,074	$22,008	$6,434	$11,551	$1,559	$7,082	$(12)	$1,689	$5,459	$11,756
2005	$926	$20,458	$5,880	$11,500	$1,228	$8,485	$86	$1,639	$5,369	$11,544
2004	$944	$17,517	$5,979	$10,884	$980	$7,143	$547	$1,535	$4,760	$11,270