Form 10-Q
period 2007-03-31
ACE LTD
filed 2007-05-08
CIK 896159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

                                                         YES  ☐                                                 NO  ☒

The number of registrant’s Ordinary Shares ($0.041666667 par value) outstanding as of May 2, 2007, was 328,602,282.

ACE LIMITED

ACE LIMITED

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31 2007	December 31 2006
	(in millions of U.S. dollars, except share and per share data)
Assets
Investments
Fixed maturities available for sale, at fair value (amortized cost – $29,723 and $28,389) (includes hybrid financial instruments of $279 and $277)	$29,934	$28,540
Fixed maturities held to maturity, at amortized cost (fair value – $3,039 and $3,015)	3,060	3,047
Equity securities, at fair value (cost – $1,432 and $1,372)	1,772	1,713
Short-term investments, at fair value and amortized cost	2,658	2,456
Other investments (cost – $687 and $661)	896	845

Total investments	38,320	36,601
Cash	639	565
Securities lending collateral	2,905	2,171
Accrued investment income	362	352
Insurance and reinsurance balances receivable	3,689	3,580
Reinsurance recoverable	14,374	14,580
Deferred policy acquisition costs	1,133	1,077
Prepaid reinsurance premiums	1,621	1,586
Goodwill	2,731	2,731
Deferred tax assets	1,192	1,165
Investments in partially-owned insurance companies (cost – $740 and $727)	804	789
Other assets	2,004	1,938

Total assets	$69,774	$67,135

Liabilities
Unpaid losses and loss expenses	$35,813	$35,517
Unearned premiums	6,670	6,437
Future policy benefits for life and annuity contracts	521	518
Insurance and reinsurance balances payable	2,511	2,449
Deposit liabilities	327	335
Securities lending payable	2,905	2,171
Payable for securities purchased	1,338	1,286
Accounts payable, accrued expenses and other liabilities	1,514	1,541
Income taxes payable	265	156
Short-term debt	581	578
Long-term debt	2,061	1,560
Trust preferred securities	309	309

Total liabilities	54,815	52,857

Commitments and contingencies
Shareholders’ equity
Preferred Shares ($1.00 par value, 2,300,000 shares authorized, issued and outstanding)	2	2
Ordinary Shares ($0.041666667 par value, 500,000,000 shares authorized; 328,309,225 and 326,455,468 shares issued and outstanding)	14	14
Additional paid-in capital	6,661	6,640
Retained earnings	7,504	6,906
Deferred compensation obligation	4	4
Accumulated other comprehensive income	778	716
Ordinary Shares issued to employee trust	(4)	(4)

Total shareholders’ equity	14,959	14,278

Total liabilities and shareholders’ equity	$69,774	$67,135

See accompanying notes to the interim consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For the three months ended March 31, 2007 and 2006

(Unaudited)

	Three Months Ended March 31
	2007	2006
	(in millions of U.S. dollars, except per share data)
Revenues
Gross premiums written	$4,496	$4,511
Reinsurance premiums ceded	(1,226)	(1,201)

Net premiums written	3,270	3,310
Change in unearned premiums	(188)	(505)

Net premiums earned	3,082	2,805
Net investment income	451	369
Net realized gains (losses)	16	7

Total revenues	3,549	3,181

Expenses
Losses and loss expenses	1,860	1,680
Life and annuity benefits	36	28
Policy acquisition costs	417	418
Administrative expenses	356	398
Interest expense	46	43
Other (income) expense	4	(5)

Total expenses	2,719	2,562
Income before income tax and cumulative effect of a change in accounting principle	830	619
Income tax expense	129	134

Income before cumulative effect of a change in accounting principle	701	485
Cumulative effect of a change in accounting principle	—	4

Net income	$701	$489

Other comprehensive income (loss)
Unrealized appreciation (depreciation) arising during the period	73	(118)
Reclassification adjustment for net realized (gains) losses included in net income	3	(15)

	76	(133)
Change in:
Cumulative translation adjustments	16	24
Pension liability	—	(1)

Other comprehensive income (loss), before income tax	92	(110)
Income tax (expense) benefit related to other comprehensive income items	(18)	28

Other comprehensive income (loss)	74	(82)

Comprehensive income	$775	$407

Basic earnings per share before cumulative effect of a change in accounting principle	$2.13	$1.48
Cumulative effect of a change in accounting principle	—	0.01

Basic earnings per share	$2.13	$1.49

Diluted earnings per share before cumulative effect of a change in accounting principle	$2.10	$1.45
Cumulative effect of a change in accounting principle	—	0.01

Diluted earnings per share	$2.10	$1.46

See accompanying notes to the interim consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the three months ended March 31, 2007 and 2006

(Unaudited)

	Three Months Ended March 31
	2007	2006
	(in millions of U.S. dollars)
Preferred Shares
Balance – beginning and end of period	$2	$2

Ordinary Shares
Balance – beginning and end of period	14	13

Additional paid-in capital
Balance – beginning of period	6,640	6,569
Net shares redeemed under employee share-based compensation plans	(14)	(15)
Exercise of stock options	12	23
Share-based compensation expense	23	20
Reclassification of unearned stock grant compensation	—	(69)
Cumulative effect of a change in accounting principle	—	(5)

Balance – end of period	6,661	6,523

Unearned stock grant compensation
Balance – beginning of period	—	(69)
Reclassification of unearned stock grant compensation	—	69

Balance – end of period	—	—

Retained earnings
Balance – beginning of period	6,906	4,965
Effect of adoption of FIN 48	(22)	—
Effect of adoption of FAS 155	12	—

Balance – beginning of period, adjusted for effect of adoption of new accounting principles	6,896	4,965
Net income	701	489
Dividends declared on Ordinary Shares	(82)	(74)
Dividends declared on Preferred Shares	(11)	(11)

Balance – end of period	7,504	5,369

Deferred compensation obligation
Balance – beginning and end of period	$4	$6

Accumulated other comprehensive income
Net unrealized appreciation (depreciation) on investments
Balance – beginning of period	$607	$317
Effect of adoption of FAS 155	(12)	—

Balance – beginning of period, adjusted for effect of adoption of new accounting principle	595	317
Change in period, net of income tax (expense) benefit of $(13) and $35	63	(98)

Balance – end of period	658	219

Cumulative translation adjustments
Balance – beginning of period	165	73
Change in period, net of income tax (expense) benefit of $(5) and $(7)	11	17

Balance – end of period	176	90

Pension liability
Balance – beginning of period	(56)	(58)
Change in period, net of income tax (expense) benefit of $Nil	—	(1)

Balance – end of period	(56)	(59)

Accumulated other comprehensive income	778	250

Ordinary Shares issued to employee trust
Balance – beginning and end of period	(4)	(6)

Total shareholders’ equity	$14,959	$12,157

See accompanying notes to the interim consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2007 and 2006

(Unaudited)

	Three Months Ended March 31
	2007	2006
	(in millions of U.S. dollars)
Cash flows from operating activities
Net income	$701	$489
Adjustments to reconcile net income to net cash flows from operating activities:
Net realized (gains) losses	(16)	(7)
Amortization of premium/discount on fixed maturities	(2)	16
Deferred income taxes	(37)	71
Unpaid losses and loss expenses	253	437
Unearned premiums	216	654
Future policy benefits for life and annuity contracts	3	(2)
Insurance and reinsurance balances payable	56	(64)
Accounts payable, accrued expenses and other liabilities	(109)	(24)
Income taxes payable	82	6
Insurance and reinsurance balances receivable	(103)	(387)
Reinsurance recoverable	221	(91)
Deferred policy acquisition costs	(50)	(98)
Prepaid reinsurance premiums	(28)	(148)
Other	49	234

Net cash flows from operating activities	1,236	1,086

Cash flows used for investing activities
Purchases of fixed maturities available for sale	(10,953)	(10,591)
Purchases of fixed maturities held to maturity	(112)	(129)
Purchases of equity securities	(181)	(168)
Sales of fixed maturities available for sale	8,534	8,813
Sales of equity securities	158	166
Maturities and redemptions of fixed maturities available for sale	944	732
Maturities and redemptions of fixed maturities held to maturity	94	93
Net (payments made on) proceeds from the settlement of investment derivatives	(7)	11
Other	(67)	(73)

Net cash flows used for investing activities	(1,590)	(1,146)

Cash flows from (used for) financing activities
Dividends paid on Ordinary Shares	(81)	(73)
Dividends paid on Preferred Shares	(11)	(11)
Net proceeds from issuance of long-term debt	500	—
Proceeds from exercise of options for Ordinary Shares	12	23
Proceeds from Ordinary Shares issued under ESPP	4	3

Net cash flows from (used for) financing activities	424	(58)

Effect of foreign currency rate changes on cash and cash equivalents	4	4

Net increase (decrease) in cash	74	(114)
Cash – beginning of period	565	512

Cash – end of period	$639	$398

See accompanying notes to the interim consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. General

ACE Limited (ACE or the Company) is a holding company incorporated with limited liability under the Cayman Islands Companies Law and maintains its corporate business office in Bermuda. The Company, through its various subsidiaries, provides a broad range of insurance and reinsurance products to insureds worldwide. ACE operates through the following business segments: Insurance – North American, Insurance – Overseas General, Global Reinsurance, and Life Insurance and Reinsurance. These segments are described in Note 4.

The interim unaudited consolidated financial statements, which include the accounts of the Company and its subsidiaries, have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and, in the opinion of management, reflect all adjustments (consisting of normally recurring accruals) necessary for a fair presentation of the results for such periods. All significant intercompany accounts and transactions have been eliminated. Certain items in the prior period financial statements have been reclassified to conform to the current period presentation. The results of operations and cash flows for any interim period are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the consolidated financial statements, and related notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

2. Significant accounting policies

New accounting pronouncements

Adopted in 2007

Accounting for uncertainty in income taxes

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in tax positions by prescribing a financial statement recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. Further, FIN 48 expands the required disclosures associated with such uncertain tax positions. The provisions of FIN 48 are effective January 1, 2007, and the cumulative effect of adoption resulted in a reduction to retained earnings of $22 million. For additional information regarding the adoption of FIN 48, refer to Note 9.

Accounting for certain hybrid financial instruments

In February 2006, the FASB issued Financial Accounting Standard (FAS) No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140 (FAS 155). FAS 155 permits fair value re-measurement of an entire hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; establishes a requirement to evaluate interests in securitized financial assets for either freestanding derivatives or embedded derivatives requiring bifurcation; narrows the scope exemption applicable to interest-only strips and principal-only strips from FAS 133; and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives.

ACE adopted FAS 155, as amended for the FASB implementation guidance DIG B40, as of January 1, 2007. The adoption of FAS 155 did not have a material impact on the Company’s financial condition or results of operations. Upon adopting FAS 155 on January 1, 2007, the Company elected to apply the option provided in FAS 155 related to hybrid financial instruments to $277 million of convertible bond investments within ACE’s available for sale portfolio. Since the convertible bonds were previously carried at fair market value, the election did not have an effect on shareholders’ equity; however, the election resulted in a reduction of accumulated other

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

comprehensive income and an increase in retained earnings of $12 million as of January 1, 2007. The $12 million of net unrealized gains is comprised of securities with unrealized gains of $14 million and unrealized losses of $2 million.

In December 2006, the FASB issued implementation guidance, Statement 133 Implementation Issue B40 Embedded Derivatives: Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets (DIG B40), which limits the circumstances in which prepayment risk within a securitized interest would be considered an embedded derivative. To facilitate transition, securitized interests issued before June 30, 2007, containing insignificant embedded derivatives are not subject to paragraph 13(b). The Company is evaluating the provision of DIG B40 that becomes effective July 1, 2007. However, the Company does not expect the adoption of this provision to have a material impact on the Company’s financial condition or results of operations.

Accounting by insurance enterprises for deferred acquisition costs in connection with modifications or exchanges of insurance contracts

In September 2005, the Accounting Standards Executive Committee (AcSEC) issued Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (SOP 05-1). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The adoption of SOP 05-1, effective January 1, 2007, did not have a material impact on the Company’s financial condition or results of operations.

To be adopted after March 31, 2007

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

Fair value option

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (FAS 159). FAS 159 permits an entity to irrevocably elect fair value on a contract-by-contract basis as the initial and subsequent measurement attribute for many financial assets and liabilities and certain other items including insurance contracts. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront costs and fees associated with the item for which the fair value option is elected. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the impact, if any, of adopting FAS 159 on its financial condition or results of operations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3. Share-based compensation

During 2004, the Company established the ACE Limited 2004 Long-Term Incentive Plan (the 2004 LTIP). The Company’s 2004 LTIP provides for grants of both incentive and non-qualified stock options principally at an option price per share of 100 percent of the fair market value of the Company’s Ordinary Shares on the date of grant. Stock options are generally granted with a 3-year vesting period and a 10-year term. The stock options vest in equal annual installments over the respective vesting period, which is also the requisite service period. On February 28, 2007, the Company granted 1,522,876 stock options with a weighted-average grant date fair value of $15.73. The fair value of the options issued is estimated on the date of grant using the Black-Scholes option pricing model.

The Company’s 2004 LTIP also provides for grants of restricted stock. The Company generally grants restricted stock with a 4-year vesting period, based on a graded vesting schedule. The restricted stock is granted at market close price on the day of grant. On February 28, 2007, the Company granted 1,691,319 restricted stock awards at a grant date fair value of $56.14.

The Company’s 2004 LTIP also provides for grants of restricted stock units. The Company granted restricted stock units with a 4-year vesting period, based on a graded vesting schedule. Each restricted stock unit represents the Company’s obligation to deliver to the holder one share of Ordinary Shares upon vesting. On February 28, 2007, the Company awarded 106,160 restricted stock units to officers of the Company and its subsidiaries with a grant date fair value of $56.14.

4. Segment information

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Insurance – Overseas General segment consists of ACE International (excluding its life insurance business) and the wholesale insurance operations of ACE Global Markets. The segment has four regions of operations: the ACE European Group which is comprised of ACE Europe and ACE Global Markets branded business, ACE Asia Pacific, ACE Far East and ACE Latin America. ACE International comprises ACE INA’s network of indigenous retail insurance operations, which provide insurance coverage on a world-wide basis. ACE Global Markets comprises our insurance operations within ACE European Group Limited (AEGL) and at Lloyd’s via Syndicate 2488. ACE provides funds at Lloyd’s to support underwriting by Syndicate 2488. The reinsurance operation of ACE Global Markets is included in the Global Reinsurance segment. Companies within the Insurance – Overseas General segment write a variety of insurance products including property, casualty, professional lines (D&O and E&O), marine, energy, aviation, political risk, consumer-oriented products and A&H (principally accident and supplemental health).

The Global Reinsurance segment comprises ACE Tempest Re Bermuda, ACE Tempest Re USA, ACE Tempest Re Europe and ACE Tempest Re Canada. These divisions provide a broad range of property catastrophe, casualty and property reinsurance coverages to a diverse array of primary P&C companies.

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

Corporate and Other (Corporate) includes ACE Limited and ACE INA Holdings, Inc. and intercompany eliminations. In addition, Corporate includes the Company’s proportionate share of Assured Guaranty’s earnings reflected in Other (income) expense. Included in Losses and loss expenses are losses incurred in connection with the commutation of ceded reinsurance contracts that resulted from a differential between the consideration received from reinsurers and the related reduction of reinsurance recoverables, principally related to the time value of money. Due to the Company’s initiatives to reduce reinsurance recoverable balances and thereby encourage such commutations, losses recognized in connection with the commutation of ceded reinsurance contracts are generally not considered when assessing segment performance and, accordingly, are directly allocated to Corporate. Accordingly, the effect of the related loss reserve development on net income is reported within Corporate.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

For segment reporting purposes, certain items have been presented in a different manner than in the consolidated financial statements. The following tables summarize the operations by segment for the three months ended March 31, 2007 and 2006.

Statement of Operations by Segment

For the Three Months Ended March 31, 2007

(in millions of U.S. dollars)

	Insurance – North American	Insurance – Overseas General	Global Reinsurance	Life Insurance and Reinsurance	Corporate and Other	ACE Consolidated
Gross premiums written	$2,269	$1,659	$478	$90	$—	$4,496
Net premiums written	1,514	1,192	476	88	—	3,270
Net premiums earned	1,539	1,112	343	88	—	3,082
Losses and loss expenses	1,111	564	185	—	—	1,860
Life and annuity benefits	—	—	—	36	—	36
Policy acquisition costs	116	224	66	11	—	417
Administrative expenses	133	162	17	12	32	356

Underwriting income (loss)	179	162	75	29	(32)	413

Net investment income	241	104	66	12	28	451
Net realized gains (losses)	37	(26)	6	(4)	3	16
Interest expense	—	—	—	—	46	46
Other (income) expense	9	3	1	—	(9)	4
Income tax expense (benefit)	128	40	7	(2)	(44)	129

Net income	$320	$197	$139	$39	$6	$701

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Statement of Operations by Segment

For the Three Months Ended March 31, 2006

(in millions of U.S. dollars)

	Insurance – North American	Insurance – Overseas General	Global Reinsurance	Life Insurance and Reinsurance	Corporate and Other	ACE Consolidated
Gross premiums written	$2,262	$1,584	$604	$61	$—	$4,511
Net premiums written	1,503	1,146	600	61	—	3,310
Net premiums earned	1,334	1,039	371	61	—	2,805
Losses and loss expenses	916	566	197	—	1	1,680
Life and annuity benefits	—	—	—	28	—	28
Policy acquisition costs	144	194	74	6	—	418
Administrative expenses	116	145	14	7	116	398

Underwriting income (loss)	158	134	86	20	(117)	281

Net investment income	203	85	48	10	23	369
Net realized gains (losses)	(6)	4	(6)	(8)	23	7
Interest expense	—	—	—	—	43	43
Other (income) expense	(1)	6	3	—	(13)	(5)
Income tax expense (benefit)	94	56	12	(1)	(27)	134
Cumulative effect of a change in accounting principle	—	—	—	—	4	4

Net income (loss)	$262	$161	$113	$23	$(70)	$489

Underwriting assets are reviewed in total by management for purposes of decision making. The Company does not allocate assets to its segments.

The following tables summarize the net premiums earned of each segment by product offering for the periods indicated.

	Property & All Other	Casualty	Life, Accident & Health	ACE Consolidated
	(in millions of U.S. dollars)
Three Months Ended March 31, 2007
Insurance – North American	$288	$1,195	$56	$1,539
Insurance – Overseas General	402	372	338	1,112
Global Reinsurance	163	180	—	343
Life Insurance and Reinsurance	—	—	88	88

	$853	$1,747	$482	$3,082

Three Months Ended March 31, 2006
Insurance – North American	$267	$1,018	$49	$1,334
Insurance – Overseas General	378	374	287	1,039
Global Reinsurance	172	199	—	371
Life Insurance and Reinsurance	—	—	61	61

	$817	$1,591	$397	$2,805

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5. Earnings per share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2007 and 2006.

	Three Months Ended March 31
	2007	2006
	(in millions of U.S. dollars, except share and per share data)
Numerator:
Net income before cumulative effect of a change in accounting principle	$701	$485
Dividends on Preferred Shares	(11)	(11)

Net income available to holders of Ordinary Shares before cumulative effect of a change in accounting principle	690	474
Cumulative effect of a change in accounting principle	—	4

Net income available to holders of Ordinary Shares	$690	$478

Denominator:
Denominator for basic earnings per share:
Weighted-average shares outstanding	324,079,146	321,090,179
Denominator for diluted earnings per share:
Share-based compensation plans	4,818,859	4,636,773

Adjusted weighted average shares outstanding and assumed conversions	328,898,005	325,726,952

Basic earnings per share:
Earnings per share before cumulative effect of a change in accounting principle	$2.13	$1.48
Cumulative effect of a change in accounting principle	—	0.01

Earnings per share	$2.13	$1.49

Diluted earnings per share:
Earnings per share before cumulative effect of a change in accounting principle	$2.10	$1.45
Cumulative effect of a change in accounting principle	—	0.01

Earnings per share	$2.10	$1.46

Excluded from adjusted weighted average shares outstanding and assumed conversions is the impact of securities that would have been anti-dilutive at the respective period ends. At March 31, 2007 and 2006, the potential anti-dilutive share conversions were 266,796 and 185,694, respectively.

6. Investments

a) Gross unrealized loss

As of March 31, 2007, there were 4,475 fixed maturities out of a total of 14,305 fixed maturities in an unrealized loss position. The largest single unrealized loss in the fixed maturities was $2.1 million. There were 255 equity securities out of a total of 1,160 equity securities in an unrealized loss position. The largest single unrealized loss in the equity securities was $1.4 million. There were no securities that had been in a loss position for the previous

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

nine consecutive months with a market value of less than 80 percent of amortized cost, or cost for equity securities. Most of the fixed maturities in an unrealized loss position were investment grade securities for which fair value declined due to increases in market interest rates from the date of purchase.

The following tables summarize, for all securities in an unrealized loss position at March 31, 2007, and December 31, 2006 (including securities on loan), the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position.

	0 - 12 Months		Over 12 Months		Total
March 31, 2007	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of U.S. dollars)
U.S. Treasury and agency	$1,594	$(5.7)	$543	$(4.4)	$2,137	$(10.1)
Foreign	4,134	(32.2)	112	(0.8)	4,246	(33.0)
Corporate securities	3,087	(18.9)	541	(6.0)	3,628	(24.9)
Mortgage-backed securities	3,753	(9.5)	819	(9.1)	4,572	(18.6)
States, municipalities and political subdivisions	697	(3.3)	85	(1.1)	782	(4.4)

Total fixed maturities	13,265	(69.6)	2,100	(21.4)	15,365	(91.0)
Equities	229	(9.9)	—	—	229	(9.9)
Other investments	12	(3.7)	—	—	12	(3.7)

Total	$13,506	$(83.2)	$2,100	$(21.4)	$15,606	$(104.6)

Included in the “0 – 12 Months” and “Over 12 Months” aging categories at March 31, 2007, are fixed maturities held to maturity with combined fair values of $853 million and $1.8 billion, respectively. The associated gross unrealized losses included in the “0 – 12 Months” and “Over 12 Months” aging categories are $4 million and $20 million, respectively.

	0 - 12 Months		Over 12 Months		Total
December 31, 2006	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of U.S. dollars)
U.S. Treasury and agency	$1,647	$(12.8)	$320	$(4.3)	$1,967	$(17.1)
Foreign	4,289	(50.0)	67	(0.8)	4,356	(50.8)
Corporate securities	3,863	(26.2)	410	(6.9)	4,273	(33.1)
Mortgage-backed securities	3,817	(15.7)	840	(12.7)	4,657	(28.4)
States, municipalities and political subdivisions	525	(2.7)	31	(0.7)	556	(3.4)

Total fixed maturities	14,141	(107.4)	1,668	(25.4)	15,809	(132.8)
Equities	210	(8.1)	—	—	210	(8.1)
Other investments	8	(2.1)	—	—	8	(2.1)

Total	$14,359	$(117.6)	$1,668	$(25.4)	$16,027	$(143.0)

Included in the “0 – 12 Months” and “Over 12 Months” aging categories at December 31, 2006, are fixed maturities held to maturity with combined fair values of $1.2 billion and $1.6 billion, respectively. The associated gross unrealized losses included in the “0 – 12 Months” and “Over 12 Months” aging categories were $10 million and $24 million, respectively.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

b) Other- than- temporary impairments

The following table shows, for the periods indicated, the losses included in net realized gains (losses) as a result of conditions which caused the Company to conclude the decline in fair value of certain investments was “other-than-temporary”. The impairments during the three months ended March 31, 2007, are primarily due to an increase in market interest rates from the date of security purchase.

	Three Months Ended March 31
	2007	2006
	(in millions of U.S. dollars)
Fixed maturities	$37	$24
Equity securities	1	2
Other investments	—	5

Total	$38	$31

7. Debt

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

8. Commitments, contingencies and guarantees

a) Other investments

The Company invests in limited partnerships with a carrying value of $284 million included in Other investments. In connection with these investments, the Company has commitments that may require funding of up to $358 million over the next several years.

b) Legal proceedings

(i) Claims and Other Litigation

The Company’s insurance subsidiaries are subject to claims litigation involving disputed interpretations of policy coverages and, in some jurisdictions, direct actions by allegedly-injured persons seeking damages from policyholders. These lawsuits, involving claims on policies issued by the Company’s subsidiaries which are typical to the insurance industry in general and in the normal course of business, are considered in the Company’s loss and loss expense reserves. In addition to claims litigation, the Company and its subsidiaries are subject to lawsuits and regulatory actions in the normal course of business that do not arise from, or directly relate to, claims on insurance policies. This category of business litigation typically involves, amongst other things, allegations of underwriting errors or misconduct, employment claims, regulatory activity, or disputes arising from business ventures. In the opinion of ACE’s management, ACE’s ultimate liability for these matters is not likely to have a material adverse effect on ACE’s consolidated financial condition, although it is possible that the effect could be material to ACE’s consolidated results of operations for an individual reporting period.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

(iii) The Assurance of Discontinuance

On April 26, 2006, ACE reached a settlement with the Attorneys General of New York, Illinois and Connecticut and the New York Insurance Department pursuant to which ACE received from these authorities an Assurance of Discontinuance (AOD). Under the AOD, these regulators agreed not to file certain litigation against ACE relating to their investigation of certain business practices, and ACE agreed to pay $80 million ($66 million after tax) without admitting any liability, and to adopt certain business reforms. Of that $80 million, $40 million was paid to the three settling Attorneys General as a penalty. The remaining $40 million was placed in a fund allocated for distribution to eligible policyholders who execute a release of certain claims they may have against ACE. Approximately $39 million of this $40 million has been distributed to such policyholders. ACE first may use the sums remaining to settle these or similar types of policyholder claims, and then shall use any sums remaining after such settlements to provide additional amounts to those policyholders who initially executed the release. Both of these $40 million payments were recorded in administrative expenses in the three months ended March 31, 2006.

(iv) Business Practice-Related Litigation

ACE, ACE INA Holdings, Inc. and ACE USA, Inc., along with a number of other insurers and brokers, were named in a series of federal putative nationwide class actions brought by insurance policyholders. The Judicial Panel on Multidistrict Litigation (JPML) consolidated these cases in the District of New Jersey. On August 1, 2005, plaintiffs in the New Jersey consolidated proceedings filed two consolidated amended complaints – one concerning commercial insurance and the other concerning employee benefit plans. The employee benefit plans litigation against ACE has been dismissed.

In the commercial insurance complaint, the plaintiffs named ACE, ACE INA Holdings, Inc., ACE USA, Inc., ACE American Insurance Co., Illinois Union Insurance Co., and Indemnity Insurance Co. of North America. They allege that certain brokers and insurers, including certain ACE entities, conspired to increase premiums and allocate customers through the use of “B” quotes and contingent commissions. In addition, the complaints allege that the broker defendants received additional income by improperly placing their clients’ business with insurers through related wholesale entities that acted as intermediaries between the broker and insurer. Plaintiffs also allege that broker defendants tied the purchase of primary insurance to the placement of such coverage with reinsurance carriers through the broker defendants’ reinsurance broker subsidiaries. The complaint asserts the following causes of action against ACE: Federal Racketeer Influenced and Corrupt Organizations Act (RICO), federal antitrust law, state antitrust law, aiding and abetting breach of fiduciary duty, and unjust enrichment.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

On November 29, 2005, ACE and other property and casualty insurer defendants filed motions to dismiss the commercial insurance complaint. On October 3, 2006, the Court ruled on defendants’ motions and held that the McCarran Ferguson Act did not apply as a defense to the allegations, but the Court also held that plaintiffs had not adequately alleged an antitrust conspiracy or a RICO enterprise and directed plaintiffs to submit supplemental pleadings. Plaintiffs filed their supplemental pleadings on October 25, 2006. On November 30, 2006, defendants filed a renewed motion to dismiss. On April 5, 2007, the Court granted defendants’ renewed motion and dismissed the consolidated complaint without prejudice for failure to state a claim under either the Sherman Act or the RICO statutes. The Court permitted plaintiffs one final opportunity to re-plead by May 22, 2007. The Court stayed all discovery in this action and all proceedings in the tag-along actions until after plaintiffs file a new complaint and the court rules on defendants’ motions to dismiss the new complaint. On February 13, 2006, plaintiffs filed motions to certify a class in the commercial insurance case. This motion has been fully briefed and is pending.

In New Cingular Wireless Headquarters LLC et al. v. Marsh & McLennan Companies, Inc. et al. (Case No. 06-5120; United States District Court for the District of New Jersey), a non-class-action lawsuit filed in the Northern District of Georgia on April 4, 2006, but later transferred to the District of New Jersey for coordination with the consolidated cases described above, the plaintiffs named the following entities: ACE Ltd., ACE American Ins. Co., ACE USA, Inc., ACE Bermuda Ins. Co. Ltd., Illinois Union Ins. Co., Pacific Employers Ins. Co., and Lloyd’s of London Syndicate 2488 AGM, along with a number of other insurers and brokers. The plaintiffs are insurance policyholders who allege that the defendants conspired to increase premiums and allocate customers through the use of “B” quotes and contingent commissions. The plaintiffs assert the following causes of action against ACE: RICO, federal antitrust law, inducement to breach of fiduciary duty, unjust enrichment, and fraud. As addressed in the preceding paragraph, all proceedings in this case are stayed pending a ruling on the sufficiency of the new complaint that plaintiffs in the main action intend to file by May 22, 2007.

ACE, ACE INA Holdings, Inc., ACE USA, Inc., and ACE American Ins. Co., along with a number of other insurers and brokers, have recently been named in Avery Dennison Corp. v. Marsh & McLennan Companies, Inc. et al. (Case No. 07-00757) (filed February 13, 2007). The allegations in this case are also similar to the allegations in the consolidated federal actions identified above. On April 3, 2007, the court issued an order consolidating this case with the consolidated federal actions identified above. As addressed in the preceding two paragraphs, all proceedings in this action are stayed.

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

ACE American Insurance Co., an ACE subsidiary, has been named in a state court lawsuit in Florida: Office Depot, Inc. v. Marsh & McLennan Companies, Inc. et al. (Case No. 502005CA004396; Circuit Court of the 15th Judicial Circuit in Palm Beach County Florida) (filed June 22, 2005). The allegations in this case are also similar to the allegations in the federal class actions identified above. The trial court originally stayed the Office Depot case pending resolution of the consolidated proceedings in the District of New Jersey. The Florida Court of Appeals recently remanded the case to the trial court with instructions to reconsider whether a stay should be granted. On February 23, 2007, the trial court declined to grant another stay and ordered the defendants to respond to the complaint within the next twenty days. Defendants have filed a motion to dismiss the complaint, and the parties are currently briefing that motion. Discovery has commenced.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

ACE was named in four putative securities class action suits following the filing of a civil suit against Marsh by the NYAG on October 14, 2004. The suits were consolidated by the JPML in the Eastern District of Pennsylvania. The Court has appointed as lead plaintiffs Sheet Metal Workers’ National Pension Fund and Alaska Ironworkers Pension Trust.

Lead plaintiffs filed a consolidated amended complaint on September 30, 2005, naming ACE, Evan G. Greenberg, Brian Duperreault, and Philip V. Bancroft as defendants. Plaintiffs allege that ACE’s public statements and securities filings should have revealed that insurers, including certain ACE entities, and brokers allegedly conspired to increase premiums and allocate customers through the use of “B” quotes and contingent commissions and that ACE’s revenues and earnings were inflated by these practices. Plaintiffs assert claims solely under Section 10(b) of the Securities Exchange Act of 1934 (the Exchange Act), Rule 10(b)-5 promulgated thereunder, and Section 20(a) of the Securities Act (control person liability).

On October 28, 2005, ACE and the individual defendants filed a motion to dismiss the consolidated securities actions. Defendants argued that plaintiffs had not adequately alleged any actionable misrepresentations under the securities laws, and that defendants could not be held liable for any failures to disclose information. Defendants also argued that the individual defendants could not be held liable for statements they did not make; that plaintiffs had not adequately pled defendants’ knowledge of any misstatements; and that plaintiffs had not adequately pled loss causation. Plaintiffs have filed a response and the motion remains pending.

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

ACE Limited, ACE USA, Inc., ACE INA Holdings, Inc., and Evan G. Greenberg, as a former officer and director of AIG, have been named in one or both of two derivative cases brought by certain shareholders of AIG. One of the derivative cases was filed in Delaware Chancery Court, and the other was filed in federal court in the Southern District of New York. AIG appointed a Special Litigation Committee to investigate these derivative cases. The Special Litigation Committee has now substantially completed its investigation and has decided to take control over both cases on behalf of AIG. The allegations against ACE concern the alleged bid rigging and contingent commission scheme as similarly alleged in the federal commercial insurance cases. Plaintiffs assert the following causes of action against ACE: breach of fiduciary duty, aiding and abetting breaches of fiduciary duties, unjust enrichment, conspiracy, and fraud. AIG, as the re-aligned plaintiff, has until June 13, 2007, to file an amended complaint in the Delaware action. The New York action is stayed until July 13, 2007.

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

9. Taxation

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the adoption of FIN 48, the Company recognized a reduction of retained earnings of $22 million. This cumulative effect of adopting FIN 48 is comprised of a $20 million increase in the liability for unrecognized tax benefits and a $2 million after-tax adjustment to interest payable. The Company’s total unrecognized tax benefit as of the adoption date was $196 million. Due primarily to a change in tax regulation during the first quarter, the Company decreased its liability for unrecognized tax benefits in the amount of $31 million during the three months ended March 31, 2007.

Included in the balance at January 1, 2007, are $5 million of unrecognized tax benefits for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, an unfavorable resolution of these temporary items would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. Consequently, the total amount of unrecognized tax benefits as of January 1, 2007, that would affect the effective tax rate, if recognized, is $147 million. The total amount of unrecognized tax benefits as of January 1, 2007, that would reduce goodwill if recognized is $44 million.

The Company recognizes accruals for interest and penalties, if any, related to unrecognized tax benefits in Income tax expense. As of January 1, 2007, the Company has recorded $4 million in liabilities for tax related interest in its consolidated balance sheet.

The Internal Revenue Service has completed audits of the federal tax returns for taxable years through 2001. The outcome of the audits did not have a material effect on the Company’s financial condition or results of operations. The IRS is currently examining the Company’s federal tax returns for 2002, 2003, and 2004. With few exceptions, the Company’s significant U.K. subsidiaries remain subject to examination for tax years 2004 and later.

The Company does not anticipate any significant changes within the next 12 months to its liability for unrecognized tax benefits.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

10. Information provided in connection with outstanding debt of subsidiaries

The following tables present condensed consolidating financial information at March 31, 2007, and December 31, 2006, and for the three months ended March 31, 2007 and 2006, for ACE Limited (the Parent Guarantor) and its “Subsidiary Issuer”, ACE INA Holdings, Inc. The Subsidiary Issuer is an indirect wholly-owned subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings. The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuer.

Condensed Consolidating Balance Sheet at March 31, 2007

(in millions of U.S. dollars)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	ACE Limited Consolidated
Assets
Investments	$627	$19,434	$18,259	$—	$38,320
Cash	2	356	281	—	639
Insurance and reinsurance balances receivable	—	2,968	721	—	3,689
Reinsurance recoverable	—	16,171	(1,797)	—	14,374
Goodwill	—	2,254	477	—	2,731
Investments in subsidiaries	14,858	—	—	(14,858)	—
Due from (to) subsidiaries and affiliates, net	85	(128)	128	(85)	—
Other assets	21	6,865	3,135	—	10,021

Total assets	$15,593	$47,920	$21,204	$(14,943)	$69,774

Liabilities
Unpaid losses and loss expenses	$—	$27,535	$8,278	$—	$35,813
Unearned premiums	—	5,251	1,419	—	6,670
Future policy benefits for life and annuity contracts	—	—	521	—	521
Short-term debt	500	81	—	—	581
Long-term debt	—	1,811	250	—	2,061
Trust preferred securities	—	309	—	—	309
Other liabilities	134	6,730	1,996	—	8,860

Total liabilities	634	41,717	12,464	—	54,815

Total shareholders’ equity	14,959	6,203	8,740	(14,943)	14,959

Total liabilities and shareholders’ equity	$15,593	$47,920	$21,204	$(14,943)	$69,774

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)	Includes ACE Limited parent company eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Balance Sheet at December 31, 2006

(in millions of U.S. dollars)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	ACE Limited Consolidated
Assets
Investments	$69	$18,926	$17,606	$—	$36,601
Cash	13	213	339	—	565
Insurance and reinsurance balances receivable	—	2,843	737	—	3,580
Reinsurance recoverable	—	15,188	(608)	—	14,580
Goodwill	—	2,254	477	—	2,731
Investments in subsidiaries	14,157	—	—	(14,157)	—
Due from (to) subsidiaries and affiliates, net	714	—	—	(714)	—
Other assets	26	6,245	2,807	—	9,078

Total assets	$14,979	$45,669	$21,358	$(14,871)	$67,135

Liabilities
Unpaid losses and loss expenses	$—	$26,864	$8,653	$—	$35,517
Unearned premiums	—	5,001	1,436	—	6,437
Future policy benefits for life and annuity contracts	—	—	518	—	518
Due to (from) subsidiaries and affiliates, net	—	467	(467)	—	—
Short-term debt	500	78	—	—	578
Long-term debt	—	1,310	250	—	1,560
Trust preferred securities	—	309	—	—	309
Other liabilities	201	5,589	2,148	—	7,938

Total liabilities	701	39,618	12,538	—	52,857

Total shareholders’ equity	14,278	6,051	8,820	(14,871)	14,278

Total liabilities and shareholders’ equity	$14,979	$45,669	$21,358	$(14,871)	$67,135

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)	Includes ACE Limited parent company eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statement of Operations

For the three months ended March 31, 2007

(in millions of U.S. dollars)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated
Net premiums written	$—	$1,957	$1,313	$—	$3,270
Net premiums earned	—	1,774	1,308	—	3,082
Net investment income	8	223	220	—	451
Equity in earnings of subsidiaries	722	—	—	(722)	—
Net realized gains (losses)	1	(4)	19	—	16
Losses and loss expenses	—	1,204	656	—	1,860
Life and annuity benefits	—	9	27	—	36
Policy acquisition costs and administrative expenses	24	423	333	(7)	773
Interest expense	1	40	1	4	46
Other (income) expense	4	2	(2)	—	4
Income tax expense (benefit)	1	115	13	—	129

Net income	$701	$200	$519	$(719)	$701

Condensed Consolidating Statement of Operations

For the three months ended March 31, 2006

(in millions of U.S. dollars)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated
Net premiums written	$—	$1,813	$1,497	$—	$3,310
Net premiums earned	—	1,574	1,231	—	2,805
Net investment income	1	189	179	—	369
Equity in earnings of subsidiaries	490	—	—	(490)	—
Net realized gains (losses)	26	9	(28)	—	7
Losses and loss expenses	—	961	719	—	1,680
Life and annuity benefits	—	2	26	—	28
Policy acquisition costs and administrative expenses	29	481	317	(11)	816
Interest expense	1	38	(1)	5	43
Other (income) expense	—	3	(8)	—	(5)
Income tax expense	2	117	15	—	134
Cumulative effect of a change in accounting principle	4	—	—	—	4

Net income	$489	$170	$314	$(484)	$489

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)	Includes ACE Limited parent company eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the three months ended March 31, 2007

(in millions of U.S. dollars)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	ACE Limited Consolidated
Net cash flows from (used for) operating activities	$(26)	$764	$498	$1,236

Cash flows from (used for) investing activities
Purchases of fixed maturities available for sale	(552)	(4,801)	(5,600)	(10,953)
Purchases of fixed maturities held to maturity	—	(112)	—	(112)
Purchases of equity securities	—	(111)	(70)	(181)
Sales of fixed maturities available for sale	—	3,666	4,868	8,534
Sales of equity securities	—	95	63	158
Maturities and redemptions of fixed maturities available for sale	—	572	372	944
Maturities and redemptions of fixed maturities held to maturity	—	67	27	94
Net proceeds from (payments made on) the settlement of investment derivatives	2	—	(9)	(7)
Advances (to) from affiliates	646	—	(646)	—
Other	(5)	(5)	(57)	(67)

Net cash flows from (used for) investing activities	91	(629)	(1,052)	(1,590)

Cash flows from (used for) financing activities
Dividends paid on Ordinary Shares	(81)	—	—	(81)
Dividends paid on Preferred Shares	(11)	—	—	(11)
Net proceeds from issuance of long-term debt	—	500	—	500
Proceeds from exercise of options for Ordinary Shares	12	—	—	12
Proceeds from Ordinary Shares issued under ESPP	4	—	—	4
Advances (to) from affiliates	—	(495)	495	—

Net cash flows from (used for) financing activities	(76)	5	495	424

Effect of foreign currency rate changes on cash and cash equivalents	—	3	1	4

Net increase (decrease) in cash	(11)	143	(58)	74
Cash – beginning of period	13	213	339	565

Cash – end of period	$2	$356	$281	$639

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the three months ended March 31, 2006

(in millions of U.S. dollars)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	ACE Limited Consolidated
Net cash flows from operating activities	$37	$549	$500	$1,086

Cash flows from (used for) investing activities
Purchases of fixed maturities available for sale	5	(3,394)	(7,202)	(10,591)
Purchases of fixed maturities held to maturity	—	(129)	—	(129)
Purchases of equity securities	—	(85)	(83)	(168)
Sales of fixed maturities available for sale	—	2,262	6,551	8,813
Sales of equity securities	—	119	47	166
Maturities and redemptions of fixed maturities available for sale		362	370	732
Maturities and redemptions of fixed maturities held to maturity	—	85	8	93
Net proceeds from (payments made on) the settlement of investment derivatives	(1)	—	12	11
Advance (to) from affiliates	28	—	(28)	—
Other	—	19	(92)	(73)

Net cash flows from (used for) investing activities	32	(761)	(417)	(1,146)

Cash flows from (used for) financing activities
Dividends paid on Ordinary Shares	(73)	—	—	(73)
Dividends paid on Preferred Shares	(11)	—	—	(11)
Proceeds from exercise of options for Ordinary Shares	23	—	—	23
Proceeds from Ordinary Shares issued under ESPP	3	—	—	3
Advances (to) from affiliates	—	7	(7)	—

Net cash flows from (used for) financing activities	(58)	7	(7)	(58)

Effect of foreign currency rate changes on cash and cash equivalents	—	4	—	4

Net increase (decrease) in cash	11	(201)	76	(114)
Cash – beginning of period	20	276	216	512

Cash – end of period	$31	$75	$292	$398

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.

11. Subsequent event

On April 2, 2007, the Company repaid the $500 million 6.0 percent ACE Limited senior notes due April 2007.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations, financial condition, and liquidity and capital resources as of and for the quarter ended March 31, 2007. Our results of operations and cash flows for any interim period are not necessarily indicative of our results for the full year. This discussion should be read in conjunction with our Consolidated Financial Statements and related notes and our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2006.

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Any written or oral statements made by us or on our behalf may include forward-looking statements that reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks, uncertainties, and assumptions about our business that could cause actual results to differ materially from such statements. These risks, uncertainties, and assumptions (which are described in more detail elsewhere herein and in other documents we file with the Securities and Exchange Commission (SEC)) include but are not limited to:

•	losses arising out of natural or man-made catastrophes such as hurricanes, typhoons, earthquakes, floods or terrorism which could be affected by:

•	the number of insureds and ceding companies affected;

•	the amount and timing of losses actually incurred and reported by insureds;

•	the impact of these losses on our reinsurers, and the amount and timing of reinsurance recoverables actually received;

•	the cost of building materials and labor to reconstruct properties following a catastrophic event; and

•	complex coverage and regulatory issues such as whether losses occurred from storm surge or flooding and related lawsuits;

•

actions that rating agencies may take from time to time, such as changes in our claims-paying ability, financial strength or credit ratings or placing these ratings on credit watch negative or the equivalent;

•

global political conditions, the occurrence of any terrorist attacks, including any nuclear, radiological, biological, or chemical events, or the outbreak and effects of war, and possible business disruption or economic contraction that may result from such events;

•	the ability to collect reinsurance recoverables, credit developments of reinsurers, and any delays with respect thereto and changes in the cost, quality, or availability of reinsurance;

•	the occurrence of catastrophic events or other insured or reinsured events with a frequency or severity exceeding our estimates;

•	actual loss experience from insured or reinsured events and the timing of claim payments;

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

•

uncertainties relating to governmental, legislative, and regulatory policies, developments, actions, investigations, and treaties, which, among other things, could subject us to insurance regulation or taxation in additional jurisdictions or affect our current operations;

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

•

developments in global financial markets, including changes in interest rates, stock markets, and other financial markets, and foreign currency exchange rate fluctuations, which could affect our statement of operations, investment portfolio, and financing plans;

•	the potential impact from government-mandated insurance coverage for acts of terrorism;

•	the availability of borrowings and letters of credit under our credit facilities;

•	changes in the distribution or placement of risks due to increased consolidation of insurance and reinsurance brokers;

•	material differences between actual and expected assessments for guaranty funds and mandatory pooling arrangements;

•	the effects of investigations into market practices in the property and casualty (P&C) industry;

•	changing rates of inflation and other economic conditions;

•	the amount of dividends received from subsidiaries;

•	loss of the services of any of our executive officers without suitable replacements being recruited in a reasonable time frame;

•	the ability of our technology resources to perform as anticipated; and

•	management’s response to these factors and actual events (including, but not limited to, those described above).

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

Overview

ACE Limited (ACE) is a Bermuda-based holding company incorporated with limited liability under the Cayman Islands Companies Law. ACE and its direct and indirect subsidiaries are a global P&C insurance and reinsurance organization, servicing the insurance needs of commercial and individual customers in more than 140 countries and jurisdictions. Our product and geographic diversification differentiates us from the vast majority of our competitors and has been a source of stability during periods of industry volatility. Our long-term business strategy focuses on sustained growth in book value achieved through a combination of underwriting and investment income. By doing so, we provide value to our clients and shareholders through the utilization of our substantial capital base in the insurance and reinsurance markets. Refer to “Overview” included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2006.

Consolidated Operating Results – Three Months Ended March 31, 2007 and 2006

	Three Months Ended March 31
	2007	2006
	(in millions of U.S. dollars)
Net premiums written	$3,270	$3,310
Net premiums earned	3,082	2,805
Net investment income	451	369
Net realized gains (losses)	16	7

Total revenues	3,549	3,181

Losses and loss expenses	1,860	1,680
Life and annuity benefits	36	28
Policy acquisition costs	417	418
Administrative expenses	356	398
Interest expense	46	43
Other (income) expense	4	(5)

Total expenses	2,719	2,562

Income before income tax	830	619
Income tax expense	129	134
Cumulative effect of a change in accounting principle	—	4

Net income	$701	$489

Net premiums written, which reflect the premiums we retain after purchasing reinsurance protection, decreased one percent in the quarter ended March 31, 2007, compared with the prior year quarter. The quarter ended March 31, 2007, included a large assumed loss portfolio contract, which increased net premiums written and earned as well as losses and loss expenses by approximately $168 million. Market conditions vary by line of business and geographic territory. In general, rates continue to decline at a moderate pace in both short-tail and long-tail lines, and conditions are more favorable for renewal business compared with new business. Overall, we continue to experience a favorable underwriting environment for accident and health business (A&H) in the U.S. and internationally, growth in energy and professional liability lines in the U.S., offset by declines in P&C reinsurance business due to competitive conditions and clients increasing their risk retentions. Net premiums written and earned were favorably impacted by weakness in the U.S. dollar relative to the euro and the British pound sterling; refer to Insurance – Overseas General for more information.

The following table provides a consolidated breakdown of net premiums earned by line of business for the periods indicated.

	Three Months Ended March 31
	2007	% of total	2006	% of total
	(in millions of U.S. dollars)
Property and all other	$853	27%	$817	29%
Casualty	1,747	57%	1,591	57%
Personal accident (A&H)	394	13%	336	12%

Total P&C	2,994	97%	2,744	98%

Life	88	3%	61	2%

Net premiums earned	$3,082	100%	$2,805	100%

Net premiums earned reflect the portion of net premiums written that were recorded as revenues for the period as the exposure period expires. Net premiums earned for our P&C business increased nine percent in the quarter ended March 31, 2007, compared with the prior year quarter. This increase was primarily due to the aforementioned assumed loss portfolio contract, increased A&H business and a favorable foreign exchange impact. Net premiums earned in our life operations continued to grow during the quarter ended March 31, 2007, benefiting from increased variable annuity reinsurance and life insurance.

Net investment income increased 22 percent in the quarter ended March 31, 2007, compared with the prior year quarter. The increase in net investment income was primarily due to positive operating cash flows.

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

The following table shows our consolidated loss and loss expense ratio, policy acquisition cost ratio, administrative expense ratio, and combined ratio for the periods indicated.

	Three Months Ended March 31
	2007	2006
Loss and loss expense ratio	62.1%	61.2%
Policy acquisition cost ratio	13.5%	15.1%
Administrative expense ratio	11.5%	14.3%
Combined ratio	87.1%	90.6%

Our loss and loss expense ratio increased in the quarter ended March 31, 2007, compared with the prior year quarter. The following table shows the impact of catastrophe losses and prior period development on our loss and loss expense ratio for the periods indicated.

	Three Months Ended March 31
	2007	2006
Loss and loss expense ratio, as reported	62.1%	61.2%
Catastrophe losses	(1.2)%	(0.1)%
Prior period development	0.6%	1.2%

Loss and loss expense ratio, adjusted	61.5%	62.3%

We experienced net catastrophe losses of $34 million in the quarter ended March 31, 2007, compared with net catastrophe losses of $3 million in the prior year quarter. The catastrophe losses incurred during the quarter ended March 31, 2007, were primarily related to European windstorm Kyrill and, to a lesser extent, tornadoes in the U.S.

Prior period development arises from changes to loss estimates recognized in the current year that relate to loss reserves first reported in previous calendar years and excludes the effect of losses from the development of earned premium from previous accident years. We experienced $18 million of net favorable prior period development in the quarter ended March 31, 2007, compared with net favorable prior period development of $32 million in the prior year quarter. The favorable prior period development in the quarter ended March 31, 2007, was the net result of several underlying favorable and adverse movements. Refer to “Prior Period Development” for more information. The remaining decrease in the loss and loss expense ratio was due to favorable current accident year experience, principally in our property business.

Our policy acquisition costs include commissions, premium taxes, underwriting, and other costs that vary with, and are primarily related to, the production of premium. Our policy acquisition costs ratio decreased primarily due to lower acquisition costs in the Insurance – North American segment (refer to Insurance – North American, below) combined with overall increased net premiums earned. Administrative expenses include all other operating costs. Administrative expenses for the quarter ended March 31, 2006, included $80 million related to the settlement with certain governmental agencies from their investigations of various insurance industry business practices.

Interest expense increased in the quarter ended March 31, 2007, compared with the prior year quarter. The increase in interest expense is due primarily to the issuance in May 2006 of $300 million of 6.7 percent notes due in 2036 and the issuance in the quarter ended March 31, 2007, of $500 million of 5.7 percent senior notes due in 2017.

Our effective tax rate on net income, which we calculate as income tax expense divided by income before income tax, was 15 percent in the quarter ended March 31, 2007, compared with 21 percent in the prior year quarter. The quarter ended March 31, 2007 included a decrease in the FIN 48 liability for unrecognized tax benefits in the amount of $31 million. Additionally, a higher proportion of our net income during the quarter ended March 31, 2007, was earned in lower-tax paying jurisdictions.

Prior Period Development

The favorable prior period development in the quarter ended March 31, 2007, was the net result of several underlying favorable and adverse movements. Amongst these movements was net adverse development of $64 million ($41 million after-tax) on catastrophe losses mainly arising from 2005 hurricanes, primarily due to greater than anticipated penetration of our attachment point on several large excess of loss claims during the quarter ended March 31, 2007. The adverse development on these hurricanes for the quarter ended March 31, 2007, also arose due to our recognition of recent unfavorable industry claim trends (including on business interruption coverage) and declaratory rulings relating to coverage issues associated with these events, including those pertaining to the attribution of losses to wind or flood damage or other perils. These hurricanes are subject to a high level of uncertainty due to complex and unique causation and coverage issues associated with the events. These issues continue to be present and may have a further material adverse impact on our financial results. In the sections following the table below, significant prior period movements within each reporting segment are discussed in more detail.

The following table summarizes prior period development, (favorable) and unfavorable, by segment and claim-tail attribute for the three months ended March 31, 2007 and 2006.

	Long-tail Three Months ended March 31		Short-tail Three Months ended March 31		Specialty Three Months ended March 31		Total Three Months ended March 31		% of net unpaid reserves* Three Months ended March 31
	2007	2006	2007	2006	2007	2006	2007	2006	2007	2006
Insurance – North American	$(4)	$2	$47	$2	$(33)	$—	$10	$4	0.1%	0.0%
Insurance – Overseas General	5	20	(26)	(59)	—	—	(21)	(39)	0.3%	0.8%
Global Reinsurance	1	(3)	—	14	(8)	(8)	(7)	3	0.3%	0.1%

Total	$2	$19	$21	$(43)	$(41)	$(8)	$(18)	$(32)	0.1%	0.2%

*	Calculated based on segment beginning of period net unpaid loss and loss expense reserves.

Insurance – North American

Insurance – North American experienced $10 million of net adverse prior period development in the quarter ended March 31, 2007, compared with net adverse prior period development of $4 million in the prior year quarter. The net prior period development for the quarter ended March 31, 2007, was the net result of underlying adverse and favorable movements. The largest adverse movement arose from development on the 2005 accident year hurricanes in the amount of $62 million. The most significant items of favorable prior period development were: 1) $28 million arising from the booking of the final settlement on the 2006 crop year pool results and 2)

$20 million for property and inland marine lines due to the favorable emergence of actual claims relative to the expectations used to establish the reserves in the 2006 and 2005 accident years. The net prior period development for the quarter ended March 31, 2006, was the net result of several underlying favorable and adverse movements. The largest adverse movement was related to catastrophes from the 2005 accident year in the amount of $46 million. The most significant favorable prior period development offsetting this was $46 million due to booking the final settlement on the 2005 crop year pool results.

Insurance – Overseas General

Insurance – Overseas General experienced $21 million of net favorable prior period development in the quarter ended March 31, 2007, compared with net favorable prior period development of $39 million in the prior year quarter. The net prior period development for the quarter ended March 31, 2007, was the net result of several underlying favorable and adverse movements, the most significant of which were: 1) favorable prior period development of $26 million on property lines due to the favorable emergence of actual claims relative to expectations used to establish reserves (principally related to the 2006 accident year), and 2) adverse prior period development of $5 million on professional lines, predominantly driven by a re-estimation of ceded recoverables for accident years 1999 and prior.

The net prior period development for the quarter ended March 31, 2006, was the net result of several underlying favorable and adverse movements. There was favorable prior period development of $60 million on property lines due to favorable emergence of actual claims relative to expectations used to establish the reserves, principally related to the 2004 and 2005 accident years. Offsetting these reserve releases was adverse prior period development of $20 million on long-tail business predominantly driven by unfavorable loss emergence in the quarter. Approximately $13 million of this movement related to ACE Global Markets business from accident years 1999 and prior, and was mainly derived from portfolios that are now in run-off.

Global Reinsurance

Global Reinsurance experienced $7 million of net favorable prior period development in the quarter ended March 31, 2007, compared with $3 million of net adverse prior period development in the prior year quarter. The net prior period development for the quarter ended March 31, 2007, was the net result of several underlying favorable and adverse movements. The largest favorable movement was related to short-tail and specialty lines from the 2006 treaty year of $8 million. The largest adverse prior period development was $3 million for surety business (specialty) in the 2006 treaty year. The net prior period development for the quarter ended March 31, 2006, was the net result of several underlying favorable and adverse movements. The largest adverse movement was related to catastrophes from the 2004 and 2005 accident years of $17 million. The largest favorable prior period development was $18 million on other short-tail exposures due to lower than anticipated loss emergence in the quarter.

Segment Operating Results – Three Months Ended March 31, 2007 and 2006

The discussions that follow include tables, which show segment operating results for the three months ended March 31, 2007 and 2006. In presenting our segment operating results, we have discussed our performance with reference to underwriting results, which is not a measure under generally accepted accounting principles in the U.S. (GAAP). We consider this measure, which may be defined differently by other companies, to be important in understanding our overall results of operations. Underwriting results are calculated by subtracting losses and loss expenses, life and annuity benefits, policy acquisition costs, and administrative expenses from net premiums earned. We use underwriting results and operating ratios to monitor the results of our operations without the impact of certain factors, including net investment income, other (income) expense, interest expense, income tax expense, and net realized gains (losses). We believe the use of this measure enhances the understanding of our results of operations by highlighting the underlying profitability of our insurance business. Underwriting results should not be viewed as a substitute for measures determined in accordance with GAAP.

Our business consists of the following segments: Insurance – North American, Insurance – Overseas General, Global Reinsurance, and Life Insurance and Reinsurance. For more information, refer to “Segment Information” included under Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2006.

Insurance – North American

The Insurance – North American segment comprises our P&C operations in the U.S., Canada, and Bermuda. This segment includes the operations of ACE USA (including ACE Canada), ACE Westchester Specialty, ACE Bermuda, and various run-off operations.

	Three Months Ended March 31
	2007	2006
	(in millions of U.S. dollars)
Net premiums written	$1,514	$1,503
Net premiums earned	1,539	1,334
Losses and loss expenses	1,111	916
Policy acquisition costs	116	144
Administrative expenses	133	116

Underwriting income	179	158

Net investment income	241	203
Net realized gains (losses)	37	(6)
Other (income) expense	9	(1)
Income tax expense	128	94

Net income	$320	$262

Loss and loss expense ratio	72.2%	68.7%
Policy acquisition cost ratio	7.5%	10.9%
Administrative expense ratio	8.7%	8.7%
Combined ratio	88.4%	88.3%

Net premiums written for the Insurance – North American segment increased one percent in the quarter ended March 31, 2007, compared with the prior year quarter. ACE USA, this segment’s U.S.-based retail division, reported growth primarily driven by a large assumed loss portfolio contract of approximately $168 million, as well as continued growth in energy and professional liability business. ACE USA’s increases were partially offset by a decline in production in the large account risk management unit in both new and renewal accounts, and in middle-market workers’ compensation business. ACE Westchester Specialty, this segment’s wholesale operation, reported a decrease in net premiums written, primarily due to competitive conditions for new and renewal business in casualty lines, particularly construction industry related accounts. ACE Bermuda reported a decrease in net premiums written primarily due to a decline in financial solutions business. The low-volume, large monetary-value nature of assumed loss portfolio contracts written at ACE USA and ACE Bermuda can be material with respect to a period’s operating results, but premiums written in any one period are not necessarily indicative of premiums to be written in future periods.

The following two tables provide a line of business and entity/divisional breakdown of Insurance – North American’s net premiums earned for the periods indicated.

	Three Months Ended March 31
	2007	% of total	2006	% of total
	(in millions of U.S. dollars)
Property and all other	$288	19%	$267	20%
Casualty	1,195	78%	1,018	76%
Personal accident (A&H)	56	3%	49	4%

Net premiums earned	$1,539	100%	$1,334	100%

	Three Months Ended March 31
	2007	2006
	(in millions of U.S. dollars)
ACE USA	$1,136	$898
ACE Westchester Specialty	304	318
ACE Bermuda	99	118

Net premiums earned	$1,539	$1,334

ACE USA’s net premiums earned increased 27 percent in the quarter ended March 31, 2007, compared with the prior year quarter. The increase was primarily driven by the assumed loss portfolio contract referred to previously. ACE USA also reported increases in net premiums earned from risk management business written in the fourth quarter of 2006, increased production due to higher renewal retention and, to a lesser extent, new business in the property and energy units, as well as specialty casualty, including our professional risk, medical liability, and environmental units. ACE Westchester Specialty’s net premiums earned decreased four percent in the quarter ended March 31, 2007, compared with the prior year quarter. The decrease was primarily due to lower production in casualty lines over the last year. ACE Bermuda’s net premiums earned decreased 16 percent in the quarter ended March 31, 2007, compared with the prior year quarter, due to the decrease in financial solutions business.

Insurance – North American’s reported loss and loss expense ratio increased in the quarter ended March 31, 2007, compared with the prior year quarter. The following table shows the impact of prior period development on our loss and loss expense ratio for the periods indicated.

	Three Months Ended March 31
	2007	2006
Loss and loss expense ratio, as reported	72.2%	68.7%
Prior period development	0.7%	0.3%

Loss and loss expense ratio, adjusted	71.5%	68.4%

Insurance – North American incurred net adverse prior period development of $10 million and $4 million in the quarters ended March 31, 2007 and 2006, respectively. Refer to “Prior Period Development” for more detail. The remaining increase in the loss and loss expense ratio was primarily due to the aforementioned assumed loss portfolio contract, which was written at a higher loss ratio compared with other types of business, partially offset by a gain on the early termination of a reinsurance contract.

Insurance – North American’s policy acquisition cost ratio decreased in the quarter ended March 31, 2007, compared with the prior year quarter, as policy acquisition costs declined significantly at ACE USA and ACE Westchester Specialty, while net premiums earned increased. The decline in the policy acquisition cost ratio at ACE USA reflects lower net commission costs due to higher ceding commissions, as well as lower premium taxes due to reassessment of obligations for premium-based assessments and guaranty funds. In addition, the large risk management contract written in the quarter ended March 31, 2007, incurred low acquisition costs, which is typical for assumed loss portfolio contracts. Also contributing to the decline in the policy acquisition cost ratio in the current quarter was ACE Westchester Specialty, which reported lower profit share commissions on crop business compared with the prior year quarter.

Administrative expenses increased in the quarter ended March 31, 2007, compared with the prior year quarter. The increase was primarily due to increased staffing costs at ACE USA and ACE Westchester Specialty, as well as lower net profits for ACE USA’s ESIS operation (third party claim services), which we include in administrative expenses. The administrative expense ratio was stable due to the increase in net premiums earned.

Insurance – Overseas General

The Insurance – Overseas General segment consists of ACE International, which comprises our network of indigenous insurance operations, and the wholesale insurance operations of ACE Global Markets, our London market underwriting unit including Lloyd’s Syndicate 2488. This segment has four regions of operations: ACE European Group, which is comprised of ACE Europe and ACE Global Markets branded business, ACE Asia Pacific, ACE Far East, and ACE Latin America.

	Three Months Ended March 31
	2007	2006
	(in millions of U.S. dollars)
Net premiums written	$1,192	$1,146
Net premiums earned	1,112	1,039
Losses and loss expenses	564	566
Policy acquisition costs	224	194
Administrative expenses	162	145

Underwriting income	162	134

Net investment income	104	85
Net realized gains (losses)	(26)	4
Other (income) expense	3	6
Income tax expense	40	56

Net income	$197	$161

Loss and loss expense ratio	50.7%	54.5%
Policy acquisition cost ratio	20.2%	18.7%
Administrative expense ratio	14.5%	13.9%
Combined ratio	85.4%	87.1%

Insurance – Overseas General’s net premiums written increased four percent in the quarter ended March 31, 2007, compared with the prior year quarter. Foreign exchange had an impact on the results of the quarter ended March 31, 2007, as both the euro and the British pound sterling strengthened significantly relative to the U.S. dollar. ACE International reported growth in A&H business across most regions, partially offset by lower P&C volume in the U.K. and Asia Pacific due to competitive conditions for new accounts and adverse pricing on renewal business. ACE Global Markets reported a decrease in net premiums written due to reduced production and increased reinsurance costs. ACE Global Markets experienced rate reductions due to increased competition in aviation and financial lines.

The following two tables provide a line of business and entity/divisional breakdown of Insurance – Overseas General’s net premiums earned for the periods indicated.

	Three Months Ended March 31
	2007	% of total	2006	% of total
	(in millions of U.S. dollars)
Property and all other	$402	36%	$378	36%
Casualty	372	34%	374	36%
Personal accident (A&H)	338	30%	287	28%

Net premiums earned	$1,112	100%	$1,039	100%

	Three Months Ended March 31
	2007	2006
	(in millions of U.S. dollars)
ACE Europe	$470	$420
ACE Asia Pacific	154	148
ACE Far East	89	91
ACE Latin America	152	124

ACE International	865	783
ACE Global Markets	247	256

Net premiums earned	$1,112	$1,039

Insurance – Overseas General’s net premiums earned increased seven percent in the quarter ended March 31, 2007, compared with the prior year quarter, primarily due to the impact of foreign exchange. Over the past year, this segment has experienced growth in A&H business, offset by weak market conditions for P&C business and higher reinsurance costs for certain lines.

ACE International’s net premiums earned increased ten percent in the quarter ended March 31, 2007, compared with the prior year quarter, primarily due to foreign exchange impact. Generally, in the U.K., competition for P&C business has put pressure on rates, terms, and conditions, while A&H business in Europe has increased. ACE Asia Pacific and ACE Latin America reported increases in net premiums earned primarily driven by solid growth in A&H business. These regions have been successfully utilizing unique and innovative distribution channels to grow their A&H book. ACE Global Markets’ net premiums earned decreased four percent in the quarter ended March 31, 2007, compared with the prior year quarter, primarily due to decreased production, higher reinsurance costs and changes in business mix.

Insurance – Overseas General conducts business internationally and in most major foreign currencies. The following table summarizes the approximate effect of changes in foreign currency exchange rates on the growth of net premiums written and earned for the period indicated.

Three Months Ended March 31, 2007
Net premiums written:
Growth in original currency	(2.1)%
Foreign exchange effect	6.1%

Growth as reported in U.S. dollars	4.0%

Net premiums earned:
Growth in original currency	1.7%
Foreign exchange effect	5.3%

Growth as reported in U.S. dollars	7.0%

Insurance – Overseas General’s reported loss and loss expense ratio decreased in the quarter ended March 31, 2007, compared with the prior year quarter. The following table shows the impact of catastrophe losses and prior period development on our loss and loss expense ratio for the periods indicated.

	Three Months Ended March 31
	2007	2006
Loss and loss expense ratio, as reported	50.7%	54.5%
Catastrophe losses	(1.4)%	—
Prior period development	1.9%	3.8%

Loss and loss expense ratio, adjusted	51.2%	58.3%

Insurance – Overseas General recorded net catastrophe losses of $15 million in the quarter ended March 31, 2007, compared with $nil in the prior year quarter. The catastrophe losses incurred during the quarter ended March 31, 2007, were primarily related to European windstorm Kyrill. Insurance – Overseas General experienced net favorable prior period development of $21 million in the quarter ended March 31, 2007, compared with $39 million of net favorable prior period development in the prior year quarter. Refer to “Prior Period Development” for more detail. The remaining decreases to the loss and loss expense ratios were a result of favorable current accident year experience at ACE International and ACE Global Markets.

Insurance – Overseas General’s policy acquisition cost ratio increased in the quarter ended March 31, 2007, compared with the prior year quarter, primarily due to the increase in A&H business, which generally incurs higher acquisition costs relative to other types of business. Additionally, the prior year quarter benefited from a change in estimate relating to deferred acquisition costs. Insurance – Overseas General’s administrative expense ratio increased in the quarter ended March 31, 2007. This increase was primarily due to costs associated with ACE International’s entrance into emerging markets, specifically Eastern Europe and the Middle East.

Global Reinsurance

The Global Reinsurance segment represents ACE’s reinsurance operations, comprising ACE Tempest Re Bermuda, ACE Tempest Re USA, ACE Tempest Re Europe, and ACE Tempest Re Canada. Global Reinsurance markets its reinsurance products worldwide under the ACE Tempest Re brand name and provides a broad range of coverages to a diverse array of primary P&C companies.

	Three Months Ended March 31
	2007	2006
	(in millions of U.S. dollars)
Net premiums written	$476	$600
Net premiums earned	343	371
Losses and loss expenses	185	197
Policy acquisition costs	66	74
Administrative expenses	17	14

Underwriting income	75	86

Net investment income	66	48
Net realized gains (losses)	6	(6)
Other expense	1	3
Income tax expense	7	12

Net income	$139	$113

Loss and loss expense ratio	53.8%	53.0%
Policy acquisition cost ratio	19.2%	20.0%
Administrative expense ratio	5.0%	3.8%
Combined ratio	78.0%	76.8%

Global Reinsurance’s net premiums written decreased 21 percent in the quarter ended March 31, 2007, compared with the prior year quarter, primarily due to decreases in production at ACE Tempest Re Bermuda and ACE Tempest Re USA. ACE Tempest Re Bermuda reported a decline in property catastrophe business as clients generally opted to increase risk retention, following relatively benign 2006 hurricane activity. ACE Tempest Re USA reported a decline in net premiums written primarily due to a reduction in quota share business in the quarter ended March 31, 2007, compared with the prior year quarter. We expect reinsurance business production will continue to decline through 2007, but we do not expect the magnitude of the decline to be as great as it was in the quarter ended March 31, 2007.

The following two tables provide a line of business and entity/divisional breakdown of Global Reinsurance’s net premiums earned for the periods indicated.

	Three Months Ended March 31
	2007	% of total	2006	% of total
	(in millions of U.S. dollars)
Property and all other	$76	22%	$87	23%
Casualty	180	53%	199	54%
Property catastrophe	87	25%	85	23%

Net premiums earned	$343	100%	$371	100%

	Three Months Ended March 31
	2007	2006
	(in millions of U.S. dollars)
ACE Tempest Re Bermuda	$88	$86
ACE Tempest Re USA	187	215
ACE Tempest Re Europe	67	70
ACE Tempest Re Canada	1	—

Net premiums earned	$343	$371

Global Reinsurance’s net premiums earned decreased eight percent in the quarter ended March 31, 2007, compared with the prior year quarter. ACE Tempest Re Bermuda reported stable net premiums earned (despite the decline in net premiums written), due to earnings on property catastrophe premiums written in 2006. ACE Tempest Re USA’s decrease was a result of a decrease in quota-share net premiums written. ACE Tempest Re Europe reported a slight decline in net premiums earned (despite the increase in net premiums written), primarily due to reduced net premiums written in 2006. ACE Tempest Re Canada commenced writing business during the quarter ended March 31, 2007.

The following table shows the impact of catastrophe losses and prior period development on our reported loss and loss expense ratio for the periods indicated.

	Three Months Ended March 31
	2007	2006
Loss and loss expense ratio, as reported	53.8%	53.0%
Catastrophe losses	(5.7)%	(0.8)%
Prior period development	2.1%	(0.8)%

Loss and loss expense ratio, adjusted	50.2%	51.4%

Global Reinsurance reported $19 million of net catastrophe losses in the quarter ended March 31, 2007, compared with $3 million in the prior year quarter. The catastrophe losses incurred during the quarter ended March 31, 2007, were primarily related to European windstorm Kyrill and, to a lesser extent, tornadoes in the U.S. Global Reinsurance incurred net favorable prior period development of $7 million, compared with net adverse prior period development of $3 million in the prior year quarter. Refer to “Prior Period Development” for more detail. The remaining decrease in the loss and loss expense ratio was primarily due to changes in the mix of business.

The policy acquisition cost ratio decreased in the quarter ended March 31, 2007, primarily due to changes in our mix of business. The administrative expense ratio increased during the current quarter due to higher staffing costs, including those related to our new Canadian operation, combined with the decrease in net premiums earned.

Life Insurance and Reinsurance

Life Insurance and Reinsurance includes the operations of ACE Tempest Life Re (ACE Life Re) and ACE International Life (ACE Life). We assess the performance of our life insurance and reinsurance business based on life underwriting income which includes net investment income.

	Three Months Ended March 31
	2007	2006
	(in millions of U.S. dollars)
Net premiums written	$88	$61
Net premiums earned	88	61
Life and annuity benefits	36	28
Policy acquisition costs	11	6
Administrative expenses	12	7
Net investment income	12	10

Life underwriting income	41	30
Net realized (losses) gains	(4)	(8)
Income tax expense (benefit)	(2)	(1)

Net income	$39	$23

Life underwriting income increased in the quarter ended March 31, 2007, compared with the prior year quarter, due to increased net premiums earned combined with a reduction in the benefit ratio at ACE Life Re and growth at ACE Life. ACE Life Re’s benefit ratio decreased primarily due to more favorable economic conditions in the quarter ended March 31, 2007, compared with the prior year quarter. For more information on minimum benefit guarantees under annuity contracts, refer to Note 8 c) to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Life Insurance and Reinsurance’s administrative expenses increased primarily due to increased expenses at ACE Life to support business development opportunities. Net realized gains (losses) consist of market value movement of the investment portfolio and fair value movement of guaranteed minimum income benefits (GMIBs), which occur due to changes in the level and volatility of interest rates and equity markets.

Net Investment Income

	Three Months Ended March 31
	2007	2006
	(in millions of U.S. dollars)
Fixed maturities	$420	$345
Short-term investments	27	21
Equity securities	13	10
Other	7	7

Gross investment income	467	383
Investment expenses	(16)	(14)

Net investment income	$451	$369

Net investment income is influenced by a number of factors including the amounts and timing of inward and outward cash flows, the level of interest rates, and changes in overall asset allocation. Net investment income increased 22 percent in the quarter ended March 31, 2007, compared with the prior year quarter. The increase in net investment income was primarily due to positive operating cash flows which have resulted in a higher overall average invested asset base. The investment portfolio’s average market yield on fixed maturities was 5.3 percent at March 31, 2007, compared with 5.4 percent at March 31, 2006.

Net Realized Gains (Losses)

Our investment strategy takes a long-term view and our investment portfolio is actively managed to maximize total return within certain specific guidelines designed to minimize risk. The majority of our investment portfolio is available for sale and reported at fair value. Our held to maturity investment portfolio is reported at amortized cost.

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

The following table presents our pre-tax net realized gains (losses) for the periods indicated.

	Three Months Ended March 31
	2007	2006
	(in millions of U.S. dollars)
Fixed maturities and short-term investments	$(21)	$(44)
Equity securities	34	43
Foreign currency gains (losses)	—	(4)
Other	10	(1)
Derivatives:
Equity and fixed income derivatives	(7)	11
Fair value adjustment on insurance derivatives	—	2

Subtotal derivatives	(7)	13

Total net realized gains (losses)	$16	$7

For a sensitivity discussion of the effect of changes in interest rates and equity indices on the fair value of derivatives and the resulting impact on our net income, refer to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2006.

We regularly review our investment portfolio for possible impairment based on criteria including economic conditions, credit loss experience, and issuer-specific developments. If there is a decline in a security’s net realizable value, we must determine whether that decline is temporary or “other-than-temporary”. The process of determining whether a decline in value is temporary or “other-than-temporary” requires considerable judgment and differs depending on whether or not the security is traded on a public market as well as by type of security. We review all of our fixed maturities and equity securities for potential impairment each quarter. Note 6 a) to the Consolidated Financial Statements includes a table which summarizes all of our securities in an unrealized loss position at March 31, 2007. Refer to Note 7 e) to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006, for criteria we consider in assessing potential impairment.

Our net realized losses in the quarters ended March 31, 2007 and 2006, included losses of $38 million and $31 million, respectively, as a result of conditions which caused us to conclude that the decline in fair value was

“other-than-temporary”. The increase in impairments during the current periods was primarily due to an increase in interest rates from the date of security purchase. A breakdown of other-than-temporary impairments is included in Note 6 b) to the Consolidated Financial Statements.

Other Income and Expense Items

	Three Months Ended March 31
	2007	2006
	(in millions of U.S. dollars)
Equity in net income of partially-owned companies	$(13)	$(15)
Minority interest expense	2	5
Federal excise tax	10	3
Other	5	2

Other (income) expense	$4	$(5)

Other income for the three months ended March 31, 2007 and 2006, primarily comprises our equity in net income of Assured Guaranty (included in equity in net income of partially-owned companies). Other expense items include certain federal excise taxes incurred as a result of capital management initiatives. These transactions are considered capital in nature and are excluded from underwriting results.

Investments

Our investment portfolio is invested primarily in fixed income securities with an average credit quality of AA as rated by the independent investment rating service Standard and Poor’s (S&P). The portfolio is externally managed by independent, professional investment managers. The average duration of our fixed income securities, including the effect of options and swaps, was 3.3 years at March 31, 2007, and December 31, 2006. We estimate that a 100 basis point increase in interest rates would reduce our book value by approximately $1.1 billion at March 31, 2007. Our “other investments” principally comprise direct investments, investment funds and limited partnerships.

The following table shows the fair value and cost/amortized cost of our invested assets at March 31, 2007 and December 31, 2006.

	March 31, 2007		December 31, 2006
	Fair Value	Cost/ Amortized Cost	Fair Value	Cost/ Amortized Cost
	(in millions of U.S. dollars)
Fixed maturities available for sale	$29,934	$29,723	$28,540	$28,389
Fixed maturities held to maturity	3,039	3,060	3,015	3,047
Short-term investments	2,658	2,658	2,456	2,456

	35,631	35,441	34,011	33,892
Equity securities	1,772	1,432	1,713	1,372
Other investments	896	687	845	661

Total investments	$38,299	$37,560	$36,569	$35,925

The fair value of our total investments increased $1.7 billion during the quarter ended March 31, 2007, primarily due to the investment of $1.5 billion of positive cash flows and unrealized appreciation on fixed maturities.

The following tables show the market value of our fixed maturities and short-term investments at March 31, 2007, and December 31, 2006. The first table lists investments according to type and the second according to S&P credit rating.

	March 31, 2007		December 31, 2006
	Market Value	Percentage of Total	Market Value	Percentage of Total
	(in millions of U.S. dollars)		(in millions of U.S. dollars)
Treasury	$1,689	5%	$1,322	4%
Agency	2,223	6%	2,207	7%
Corporate	7,473	21%	7,394	22%
Mortgage-backed securities	11,925	34%	11,346	33%
Asset-backed securities	1,772	5%	2,020	6%
Municipal	1,157	3%	809	2%
Non-US	6,734	19%	6,457	19%
Short-term investments	2,658	7%	2,456	7%

Total	$35,631	100%	$34,011	100%

	March 31, 2007		December 31, 2006
	Market Value	Percentage of Total	Market Value	Percentage of Total
	(in millions of U.S. dollars)		(in millions of U.S. dollars)
AAA	$23,783	67%	$22,471	66%
AA	3,095	9%	2,725	8%
A	3,582	10%	3,909	12%
BBB	2,610	7%	2,498	7%
BB	992	3%	943	3%
B	1,475	4%	1,365	4%
Other	94	—	100	—

Total	$35,631	100%	$34,011	100%

Unpaid Losses and Loss Expenses

We establish reserves for the estimated unpaid ultimate liability for losses and loss expenses under the terms of our policies and agreements. These reserves take into account estimates both for claims that have been reported and for incurred but not reported (IBNR) and include estimates of expenses associated with processing and settling claims. The table below presents a roll forward of our unpaid losses and loss expenses for the three months ended March 31, 2007.

	Gross Losses	Reinsurance Recoverable	Net Losses
	(in millions of U.S. dollars)
Balance at December 31, 2006	$35,517	$13,509	$22,008
Losses and loss expenses incurred	2,703	843	1,860
Losses and loss expenses paid	(2,363)	(943)	(1,420)
Other (including foreign exchange revaluation)	(44)	4	(48)

Balance at March 31, 2007	$35,813	$13,413	$22,400

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

	March 31, 2007			December 31, 2006
	Gross	Ceded	Net	Gross	Ceded	Net
	(in millions of U.S. dollars)
Case reserves	$14,867	$5,971	$8,896	$15,592	$6,135	$9,457
IBNR	20,946	7,442	13,504	19,925	7,374	12,551

Total	$35,813	$13,413	$22,400	$35,517	$13,509	$22,008

Asbestos and Environmental (A&E) and Other Run-off Liabilities

The disclosures in this section reflect reclassifications identified after the filing of our Form 10-K for the year ended December 31, 2006. Due to timing constraints associated with statutory reporting, we will be presenting this section on a one quarter lag going forward.

Included in our liabilities for losses and loss expenses are amounts for A&E. These A&E liabilities principally relate to claims arising from bodily-injury claims related to asbestos products and remediation costs associated with hazardous waste sites. The estimation of these liabilities is particularly sensitive to future changes in the legal, social, and economic environment. We have not assumed any such future changes in setting the value of our A&E reserves, which include provisions for both reported and IBNR claims.

Our exposure to A&E claims principally arises out of liabilities acquired when we purchased Westchester Specialty in 1998 and the P&C business of CIGNA in 1999, with the larger exposure contained within the liabilities acquired in the CIGNA transaction. In 1996, prior to our acquisition of the P&C business of CIGNA, the Pennsylvania Insurance Commissioner approved a plan to restructure INA Financial Corporation and its subsidiaries (the Restructuring) which included the division of Insurance Company of North America (INA) into two separate corporations: (1) an active insurance company that retained the INA name and continued to write P&C business and (2) an inactive run-off company, now called Century Indemnity Company (Century). As a result of the division, predominantly all A&E and certain other liabilities of INA were allocated to Century and extinguished, as a matter of Pennsylvania law, as liabilities of INA. As part of the Restructuring, the A&E liabilities of various U.S. affiliates of INA were reinsured to Century, and Century and certain other run-off companies having A&E and other liabilities were contributed to Brandywine Holdings Corporation (Brandywine Holdings). As part of the 1999 acquisition of the P&C business of CIGNA, we acquired Brandywine Holdings and its various subsidiaries. For more information refer to “Brandywine Run-Off Entities” below.

The table below presents a roll forward of our consolidated A&E loss reserves, allocated and unallocated loss expense reserves for A&E exposures, and the provision for uncollectible reinsurance for the year ended December 31, 2006.

	Asbestos		Environmental		Total
	Gross	Net	Gross	Net	Gross	Net
	(in millions of U.S. dollars)
Balance at December 31, 2005*	$3,760	$2,142	$658	$562	$4,418	$2,704
Incurred activity	238	(24)	(55)	(28)	183	(52)
Payment activity	(373)	(242)	(86)	(61)	(459)	(303)
Foreign currency revaluation	28	6	3	2	31	8

Subtotal	3,653	1,882	520	475	4,173	2,357
Sale of certain run-off reinsurance subsidiaries	(432)	(207)	(31)	(31)	(463)	(238)

Balance at December 31, 2006	$3,221	$1,675	$489	$444	$3,710	$2,119

*	The balance at December 31, 2005, has been adjusted to increase net reserves by $45 million for accounts not originally classified as A&E in our claim records, and to include $124 million of unallocated loss expense reserves and $266 million of provision for uncollectible reinsurance.

The A&E net loss reserves including allocated and unallocated loss expense reserves and provision for uncollectible reinsurance at December 31, 2006, of $2.1 billion shown in the above table are comprised of $1.5 billion in reserves held by Brandywine run-off companies, $271 million of reserves held by Westchester Specialty, $175 million of reserves held by ACE Bermuda, and $124 million of reserves held by Insurance – Overseas General. Included in the net incurred activity above is $23 million of incurred development from Insurance – Overseas General and $21 million of unallocated loss adjustment expenses incurred in the active ACE USA companies.

The net figures in the above table reflect third-party reinsurance other than reinsurance provided by the National Indemnity Company (NICO) under three aggregate excess of loss contracts described below (collectively, the NICO contracts). We exclude the NICO contracts as they cover non-A&E liabilities as well as A&E liabilities. The split of coverage provided under the NICO contracts for A&E liabilities as compared to non-A&E liabilities is entirely dependant on the speed at which the related claims will be paid. Our ability to make an estimate of this split is not practicable. We believe, instead, that the A&E discussion is best provided excluding the NICO contracts, while separately discussing the NICO contracts in relation to the total subject business, both A&E and non-A&E, covered by those contracts. With certain exceptions, the NICO contracts provide coverage for our net A&E incurred losses and allocated loss expenses within the limits of coverage and above ACE’s retention levels. These exceptions include losses arising from operations of ACE Overseas General and participations by ACE Bermuda as a co-reinsurer or retrocessionaire in the NICO contracts.

The adverse gross asbestos incurred activity was primarily due to some deterioration in asbestos exposures driven by an increase in legal defense expenses and adverse development on select accounts, brought on by isolated circumstances specific to those accounts.

Despite the adverse gross asbestos incurred activity, net incurred activity declined in 2006. This was partially due to improvements in our recoverable estimation process, favorable actual paid net to gross trends since the prior review and changes in the mix of gross losses subject to reinsurance recoveries. Since our last A&E reserve study, we have improved our highly detailed and quantitative approach to modeling the cessions to our third party facultative and treaty reinsurance for each modeled account. We allocate each modeled ground-up account estimate to the applicable direct Brandywine policies and then apply the terms of each applicable facultative certificate and treaty program to determine the percentage ceded and the reinsurance ceded by reinsurer. This process allows us to specifically determine credit quality and, hence, the appropriate provision for uncollectible reinsurance. For this study, we applied the reinsurance model to over 90 percent of accounts, compared to 80 percent for the previous study. With respect to change in exposure mix, our overall gross incurred loss and loss expense comprises favorable and adverse development in the underlying component lines of business and exposures. We experienced adverse development with respect to gross losses for lines with significant third-party reinsurance (e.g. asbestos, excess liability) and favorable development of gross losses in less heavily reinsured lines. Hence, the impact of the adverse gross development was reduced by reinsurance recoveries while at the same time less of the favorable development was ceded to reinsurers and retained.

Brandywine Run-off – Impact of NICO Contracts on ACE’s Run-Off Liabilities

As part of the acquisition of CIGNA’s P&C business, NICO provided $2.5 billion of reinsurance protection to Century on all Brandywine loss and loss adjustment expense reserves and on the A&E reserves of various ACE INA insurance subsidiaries reinsured by Century (in each case, including uncollectible reinsurance). The benefits of this NICO contract (the “Brandywine NICO Agreement”) flow to the other Brandywine companies and to the ACE INA insurance subsidiaries through reinsurance agreements between those companies and Century. The Brandywine NICO Agreement was exhausted on an incurred basis in the fourth quarter of 2002.

The following table presents a roll forward of net loss reserves, allocated and unallocated loss adjustment expense reserves, and provision for uncollectible reinsurance in respect of Brandywine operations only, including the impact of the Brandywine NICO Agreement. The table represents the full year of the Brandywine incurred activity as well as the results of the reserve reviews discussed below.

	Brandywine			NICO Coverage (2)	Net of NICO Coverage
	A&E	Other (1)	Total
	(in millions of U.S. dollars)
Balance at December 31, 2005	$2,108	$1,265	$3,373	$2,186	$1,187
Incurred activity	(96)	102	6	—	6
Payment activity	(246)	(63)	(309)	(271)	(38)

Subtotal	1,766	1,304	3,070	1,915	1,155
Sale of certain run-off reinsurance subsidiaries	(238)	(203)	(441)	—	(441)

Balance at December 31, 2006	$1,528	$1,101	$2,629	$1,915	$714

(1)	Other consists primarily of workers’ compensation, non-A&E general liability losses, and provision for uncollectible reinsurance on non-A&E business.
(2)	The NICO Coverage amount at December 31, 2005 has been increased by $324 million to exclude the impact of advances received from NICO.

Reserve Reviews

During 2006, we conducted an internal, ground-up review of our consolidated A&E liabilities as of June 30, 2006. During the same period, a team of external actuaries performed an evaluation as to the adequacy of the reserves of Century. This external review was conducted in accordance with the Brandywine Restructuring Order, which requires that an external actuarial review of Century’s reserves be completed every two years. In addition, we engaged the external actuaries to review the A&E reserves of ACE American Re. As a result of the internal review, we concluded that our net loss reserves for the Brandywine operations, including A&E, were adequate and, therefore, no change to the carried net reserve was required, while the gross loss reserves increased by approximately $210 million. The conclusions of the external review provided estimates of ultimate gross and net Brandywine liabilities that were lower than a comparable study in 2004. As a result, the difference in net loss reserves between the internal and external studies has narrowed to approximately $150 million ($100 million after-tax) from $300 million ($180 million after-tax) in 2004. Our A&E reserves are not discounted and do not reflect any anticipated future changes in the legal, social or economic environment, or any benefit from future legislative reforms.

Westchester Specialty – Impact of NICO Contracts on ACE’s Run-Off Liabilities

As part of the acquisition of Westchester Specialty in 1998, NICO provided a 75 percent pro-rata share of $1 billion of reinsurance protection on losses and loss adjustment expenses incurred on or before December 31, 1996, in excess of a retention of $721 million (the 1998 NICO Agreement). NICO has also provided an 85 percent pro-rata share of $150 million of reinsurance protection on losses and allocated loss adjustment expenses incurred on or before December 31, 1992, in excess of a retention of $755 million (the 1992 NICO Agreement). At December 31, 2006, the remaining unused incurred limit under the 1998 NICO Agreement was $487 million, which is only available for losses and loss adjustment expenses. The 1992 NICO Agreement is exhausted on an incurred basis.

The following table presents a roll forward of net loss reserves, allocated and unallocated loss adjustment expense reserves and provision for uncollectible reinsurance in respect of 1996 and prior Westchester Specialty operations that are the subject business of the NICO covers.

	Westchester Specialty			NICO Coverage	Net of NICO Coverage
	A&E	Other*	Total
	(in millions of U.S. dollars)
Balance at December 31, 2005**	$290	$183	$473	$381	$92
Incurred activity	—	(5)	(5)	(4)	(1)
Payment activity	(19)	(28)	(47)	(31)	(16)

Balance at December 31, 2006	$271	$150	$421	$346	$75

*	Other consists primarily of non-A&E general liability and products liability losses.
**	The balance at December 31, 2005, has been adjusted to increase reserves by $16 million ($10 million net of NICO) for accounts originally misclassified in our claim records and to include $36 million of provision for uncollectible reinsurance.

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

The U.S.-based ACE INA companies assumed two contractual obligations in respect of the Brandywine operations in connection with the Restructuring: a dividend retention fund obligation and a surplus maintenance obligation in the form of an aggregate excess of loss reinsurance agreement. In accordance with the Brandywine restructuring order, INA Financial Corporation established and funded a dividend retention fund (the Dividend Retention Fund) consisting of $50 million plus investment earnings. The full balance of the Dividend Retention Fund was contributed to Century as of December 31, 2002. To the extent future dividends are paid by INA Holdings Corporation to its parent, INA Financial Corporation, and to the extent INA Financial Corporation then pays such dividends to INA Corporation, a portion of those dividends must be withheld to replenish the principal of the Dividend Retention Fund to $50 million within five years. In 2006, 2005, and 2004, no such dividends were paid and, therefore, no replenishment of the Dividend Retention Fund occurred. The obligation to maintain and to replenish the Dividend Retention Fund as necessary and to the extent dividends are paid is ongoing until ACE INA receives prior written approval from the Pennsylvania Insurance Commissioner to terminate the fund.

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

Effective December 31, 2004, ACE INA Holdings contributed $100 million to Century in exchange for a surplus note. After giving effect to the contribution and issuance of the surplus note, the statutory surplus of Century at December 31, 2006, was $25 million and approximately $349 million in statutory-basis losses were ceded to the Aggregate Excess of Loss Agreement. Century reports the amount ceded under the Aggregate Excess of Loss Agreement in accordance with statutory accounting principles, which differ from GAAP by, among other things, allowing Century to discount its asbestos and environmental reserves. For GAAP reporting purposes, intercompany reinsurance recoverables related to the Aggregate Excess of Loss Agreement are eliminated upon consolidation. To estimate ACE’s remaining claim exposure under the Aggregate Excess of Loss Agreement under GAAP, we adjust the statutory cession to exclude the discount embedded in statutory loss reserves, and we adjust the statutory provision for uncollectible reinsurance to a GAAP basis amount. At December 31, 2006, approximately $654 million in GAAP basis losses were ceded under the Aggregate Excess of Loss Agreement, leaving a remaining limit of coverage under that agreement of approximately $146 million. At December 31, 2005, the remaining limit of coverage under the agreement was $7 million. The increase in the remaining limit in 2006 was primarily related to the sale of the run-off reinsurance subsidiaries. While we believe ACE has no legal obligation to fund losses above the Aggregate Excess of Loss Agreement limit of coverage, ACE’s consolidated results would nevertheless continue to report any losses above the limit of coverage for so long as the Brandywine companies remain consolidated subsidiaries of ACE.

Uncertainties Relating to ACE’s Ultimate Brandywine Exposure

In addition to the Dividend Retention Fund and Aggregate Excess of Loss Agreement commitments described above, certain ACE entities are primarily liable for asbestos, environmental and other exposures that they have reinsured to Century. Accordingly, if Century were to become insolvent and ACE were to lose control of Century, some or all of the recoverables due to these ACE companies from Century could become uncollectible, yet those ACE entities would continue to be responsible to pay claims to their insureds or reinsureds. Under such circumstances, ACE would recognize a loss in its consolidated statement of operations. As of December 31, 2006, the aggregate reinsurance balances ceded by the active ACE companies to Century were approximately $1.5 billion. At December 31, 2006, Century’s carried gross reserves (including reserves ceded by the active ACE companies to Century) were $4.0 billion. We believe the intercompany reinsurance recoverables, which relate to liabilities payable over many years (i.e., 25 years or more), are not impaired at this time. A substantial portion of the liabilities ceded to Century by its affiliates have in turn been ceded by Century to NICO and, as of December 31, 2006, approximately $1.9 billion of cover remains on a paid basis. Should Century’s loss reserves experience adverse development in the future and should Century be placed into rehabilitation or liquidation, the reinsurance recoverables due to Century’s affiliates would be payable only after the payment in full of certain expenses and liabilities, including administrative expenses and direct policy liabilities. Thus, the intercompany reinsurance recoverables would be at risk to the extent of the shortage of assets remaining to pay these recoverables. As of December 31, 2006, reserves ceded by Century to the active ACE companies and other amounts owed to Century by the active ACE companies were approximately $655 million in the aggregate.

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

Liquidity

The payments of dividends or other statutorily permissible distributions from our operating companies are subject to the laws and regulations applicable to each jurisdiction, the need to maintain capital levels adequate to support the insurance and reinsurance operations, as well as financial strength ratings issued by independent rating agencies. During the quarter ended March 31, 2007, we were able to meet all of our obligations, including the payment of dividends declared on our Ordinary Shares and Preferred Shares, with our net cash flows. We anticipate that positive cash flows from operations (underwriting activities and investment income) should be sufficient to cover cash outflows under most loss scenarios through 2007. Should the need arise, we generally have access to the capital markets and other available credit facilities. At March 31, 2007, our available credit lines totaled $3 billion, and usage was $1.9 billion.

We assess which subsidiaries to draw dividends from based on a number of factors. Considerations such as regulatory and legal restrictions as well as the subsidiary’s financial condition are paramount to the dividend decision. The legal restrictions on the payment of dividends from retained earnings by our Bermuda subsidiaries are currently satisfied by the share capital and additional paid-in capital of each of the Bermuda subsidiaries. ACE Limited did not receive any dividends from the Bermuda subsidiaries during the quarter ended March 31, 2007. During the quarter ended March 31, 2006, ACE Bermuda declared and paid dividends of $70 million. We expect that a majority of our cash inflows for the remainder of 2007 will be from our Bermuda subsidiaries.

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

ACE Limited did not receive any dividends from ACE Global Markets or ACE INA during the quarters ended March 31, 2007 and 2006. The debt issued by ACE INA to provide partial financing for the ACE INA acquisition and for other operating needs is serviced by statutorily permissible distributions by ACE INA’s insurance subsidiaries to ACE INA as well as other group resources.

Sources of liquidity include cash from operations, routine sales of investments and financing arrangements. The following is a discussion of our cash flows for the quarters ended March 31, 2007 and 2006.

•	Our consolidated net cash flows from operating activities were $1.2 billion in the quarter ended March 31, 2007, compared with $1.1 billion for the prior year quarter. These amounts reflect net income for each period, adjusted for non-cash items and changes in working capital. Net income for the quarter ended March 31, 2007, was $701 million, compared with $489 million in the prior year quarter. For the quarter ended March 31, 2007, significant adjustments included increases in unpaid losses and loss expenses and unearned premiums of $469 million and a decrease in reinsurance recoverables of $221 million (due to strong recoveries from prior year catastrophe losses). These increases were partially offset by $212 million primarily due to an increase in insurance and reinsurance balances receivable and a decrease in accounts payable.

•

Our consolidated net cash flows used for investing activities were $1.6 billion in the quarter ended March 31, 2007, compared with $1.1 billion for the prior year quarter. For the indicated periods, net investing activities were related principally to net purchases and maturities on the fixed maturities portfolio.

•

Our consolidated net cash flows from financing activities were $424 million in the quarter ended March 31, 2007, compared with net cash flows used for financing activities of $58 million the prior year quarter. Net cash flows from financing activities in the quarter ended March 31, 2007, were impacted by the net proceeds from the issuance of $500 million in long-term debt partially offset by increases in dividends paid on Ordinary Shares.

Capital Resources

Capital resources consist of funds deployed or available to be deployed to support our business operations. The following table summarizes the components of our capital resources at March 31, 2007 and December 31, 2006.

	March 31 2007		December 31 2006
	(in millions of U.S. dollars)
Short-term debt	$581		$578
Long-term debt	2,061		1,560

Total debt	2,642		2,138

Trust preferred securities	309		309

Preferred Shares	557		557
Ordinary shareholders’ equity	14,402		13,721

Total shareholders’ equity	14,959		14,278

Total capitalization	$17,910		$16,725

Ratio of debt to total capitalization	14.8	%(1)	12.8%
Ratio of debt plus trust preferred securities to total capitalization	16.5	%(1)	14.6%

(1)	Ratios are higher at March 31, 2007, due to debt having been issued during the quarter while repayment of debt occurred subsequent to the quarter-end.

Long-term debt includes $500 million of 6.7 percent senior notes due 2017, issued during the first quarter of 2007. The net proceeds, together with available cash, were used to repay the $500 million, 6.0 percent notes which matured in April 2007 and are included under short-term debt in the above table.

Total shareholders’ equity increased $681 million in the quarter ended March 31, 2007, primarily due to net income of $701 million and unrealized appreciation on our investment portfolio of $63 million, partially offset by dividends declared of $93 million.

On January 12, 2007 and April 13, 2007, we paid dividends of 25 cents per Ordinary Share to shareholders of record on December 29, 2006, and March 30, 2007, respectively. We have paid dividends each quarter since we became a public company in 1993. However, the declaration, payment, and value of future dividends on

Ordinary Shares is at the discretion of our Board of Directors and will be dependent upon our profits, financial requirements, and other factors including legal restrictions on the payment of dividends and such other factors as our Board of Directors deems relevant. Dividends on the Preferred Shares are payable quarterly when and if declared by our Board of Directors in arrears on March 1, June 1, September 1, and December 1 of each year. On March 1, 2007, we paid a dividend of $4.875 per Preferred Share to shareholders of record on February 28, 2007.

As part of our capital management program, in November 2001, our Board of Directors authorized the repurchase of any ACE issued debt or capital securities including Ordinary Shares up to $250 million. At March 31, 2007, this authorization had not been utilized. We generally maintain shelf capacity at all times in order to allow capital market access for refinancing as well as for unforeseen capital needs. Consistent with this policy, in 2005, we filed an unlimited shelf registration which expires in December 2008.

For more information, including covenant restrictions on our credit facilities, refer to “Liquidity and Capital Resources” included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2006.

Recent Accounting Pronouncements

Refer to Note 2 to the Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Refer to the Item 7A included in our Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes to this item since December 31, 2006.

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in allowing information required to be disclosed in reports filed under the Securities and Exchange Act of 1934 to be recorded, processed, summarized and reported within time periods specified in the rules and forms of the SEC and accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2007, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ACE LIMITED

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Our insurance subsidiaries are subject to claims litigation involving disputed interpretations of policy coverages and, in some jurisdictions, direct actions by allegedly-injured persons seeking damages from policyholders. These lawsuits, involving claims on policies issued by our subsidiaries which are typical to the insurance industry in general and in the normal course of business, are considered in our loss and loss expense reserves. In addition to claims litigation, we and our subsidiaries are subject to lawsuits and regulatory actions in the normal course of business that do not arise from, or directly relate to, claims on insurance policies. This category of business litigation typically involves, amongst other things, allegations of underwriting errors or misconduct, employment claims, regulatory activity, or disputes arising from our business ventures.

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

Information on the insurance industry investigations and related matters is set forth in Note 8 b) to our Consolidated Financial Statements.

Item 1A. Risk Factors

The following supplements the factors that could have a material impact on our results of operations or financial condition as described under “Risk Factors” in Item 1A. of Part I of our 2006 Annual Report on Form 10-K.

Under current law, individual U.S. holders of ACE Limited shares are taxed on dividends at advantageous capital gains rates rather than ordinary income tax rates. Currently, there is proposed legislation before both Houses of Congress that would exclude shareholders of foreign corporations from this advantageous capital gains rate treatment unless either (i) the corporation is organized or created in a country that has entered into a “comprehensive income tax treaty” with the U.S. or (ii) the stock of such corporation is readily tradable on an established securities market in the U.S. and the corporation is organized or created in a country that has a “comprehensive income tax system” that the U.S. Secretary of the Treasury determines is satisfactory for this purpose. ACE Limited would not satisfy either of these tests and, accordingly, if this legislation became law, individual U.S. shareholders would no longer qualify for the advantageous capital gains rates on ACE Limited dividends.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by the Company of its Ordinary Shares during the three months ended March 31, 2007.

Issuer’s Purchases of Equity Securities

Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan**	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan**
January 1 through January 31, 2007	1,315	$58.33	—	$250 million
February 1 through February 28, 2007	916	$58.63	—	$250 million
March 1 through March 31, 2007	310,398	$57.72	—	$250 million

Total	312,629

*	For the three months ended March 31, 2007, this column includes the surrender to the Company of 309,291 Ordinary Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees and the surrender to the Company of 3,338 Ordinary Shares to satisfy the option cost on options exercised.
**	As part of ACE’s capital management program, in November 2001, the Company’s Board of Directors authorized the repurchase of any ACE issued debt or capital securities, including Ordinary Shares, up to $250 million. At March 31, 2007, this authorization had not been utilized.

Item 6. Exhibits

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

ACE LIMITED

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACE LIMITED

May 7, 2007	/S/ EVAN G. GREENBERG
Evan G. Greenberg President and Chief Executive Officer

May 7, 2007	/S/ PHILIP V. BANCROFT
Philip V. Bancroft Chief Financial Officer

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	SEC File Reference Number	Filed Herewith
31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.					X
31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.					X
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.					X