Form 10-Q
period 2007-06-30
ACE LTD
filed 2007-08-07
CIK 896159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

                                                         YES  ☐                                                 NO  ☒

The number of registrant’s Ordinary Shares ($0.04 par value) outstanding as of August 3, 2007, was 329,179,963.

ACE LIMITED

INDEX TO FORM 10-Q

		Page No.
Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets (Unaudited)
	June 30, 2007 and December 31, 2006	3

	Consolidated Statements of Operations and Comprehensive Income (Unaudited)
	Three and Six Months Ended June 30, 2007 and 2006	4

	Consolidated Statements of Shareholders’ Equity (Unaudited)
	Six Months Ended June 30, 2007 and 2006	5

	Consolidated Statements of Cash Flows (Unaudited)
	Six Months Ended June 30, 2007 and 2006	6

	Notes to the Interim Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	53

Item 4.	Controls and Procedures	53

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings	54

Item 1A.	Risk Factors	54

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	55

Item 4.	Submissions of Matters to a Vote of Security Holders	55

Item 6.	Exhibits	56

ACE LIMITED

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30 2007	December 31 2006
	(in millions of U.S. dollars, except share and per share data)
Assets
Investments
Fixed maturities available for sale, at fair value (amortized cost – $30,847 and $28,389) (includes hybrid financial instruments of $291 and $277)	$30,591	$28,540
Fixed maturities held to maturity, at amortized cost (fair value – $2,957 and $3,015)	3,013	3,047
Equity securities, at fair value (cost – $1,522 and $1,372)	1,896	1,713
Short-term investments, at fair value and amortized cost	2,919	2,456
Other investments (cost – $749 and $661)	934	845

Total investments	39,353	36,601
Cash	621	565
Securities lending collateral	2,811	2,171
Accrued investment income	381	352
Insurance and reinsurance balances receivable	3,923	3,580
Reinsurance recoverable	14,081	14,580
Deferred policy acquisition costs	1,160	1,077
Prepaid reinsurance premiums	1,854	1,586
Goodwill	2,731	2,731
Deferred tax assets	1,163	1,165
Investments in partially-owned insurance companies (cost – $751 and $727)	826	789
Other assets	2,116	1,938

Total assets	$71,020	$67,135

Liabilities
Unpaid losses and loss expenses	$36,123	$35,517
Unearned premiums	7,001	6,437
Future policy benefits for life and annuity contracts	521	518
Insurance and reinsurance balances payable	2,690	2,449
Deposit liabilities	363	335
Securities lending payable	2,811	2,171
Payable for securities purchased	2,257	1,286
Accounts payable, accrued expenses, and other liabilities	1,445	1,541
Income taxes payable	168	156
Short-term debt	85	578
Long-term debt	2,063	1,560
Trust preferred securities	309	309

Total liabilities	55,836	52,857

Commitments and contingencies
Shareholders’ equity
Preferred Shares ($1.00 par value, 2,300,000 shares authorized, issued, and outstanding)	2	2
Ordinary Shares ($0.04 par value, 500,000,000 shares authorized; 329,009,343 and 326,455,468 shares issued and outstanding)	14	14
Additional paid-in capital	6,712	6,640
Retained earnings	8,053	6,906
Deferred compensation obligation	4	4
Accumulated other comprehensive income	403	716
Ordinary Shares issued to employee trust	(4)	(4)

Total shareholders’ equity	15,184	14,278

Total liabilities and shareholders’ equity	$71,020	$67,135

See accompanying notes to the interim consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For the three and six months ended June 30, 2007 and 2006

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
	(in millions of U.S. dollars, except per share data)
Revenues
Gross premiums written	$4,637	$4,583	$9,133	$9,094
Reinsurance premiums ceded	(1,555)	(1,517)	(2,781)	(2,718)

Net premiums written	3,082	3,066	6,352	6,376
Change in unearned premiums	(74)	(160)	(262)	(665)

Net premiums earned	3,008	2,906	6,090	5,711
Net investment income	471	390	922	759
Net realized gains (losses)	(11)	(7)	5	—

Total revenues	3,468	3,289	7,017	6,470

Expenses
Losses and loss expenses	1,793	1,748	3,653	3,428
Life and annuity benefits	33	34	69	62
Policy acquisition costs	434	427	851	845
Administrative expenses	356	340	712	738
Interest expense	42	45	88	88
Other (income) expense	(4)	(12)	—	(17)

Total expenses	2,654	2,582	5,373	5,144

Income before income tax and cumulative effect of a change in accounting principle	814	707	1,644	1,326
Income tax expense	165	134	294	268

Income before cumulative effect of a change in accounting principle	649	573	1,350	1,058
Cumulative effect of a change in accounting principle	—	—	—	4

Net income	$649	$573	$1,350	$1,062

Other comprehensive income (loss)
Unrealized depreciation arising during the period	(427)	(266)	(354)	(384)
Reclassification adjustment for net realized (gains) losses included in net income	12	3	15	(12)

	(415)	(263)	(339)	(396)
Change in:
Cumulative translation adjustments	19	50	35	74
Pension liability	(2)	(3)	(2)	(4)

Other comprehensive loss, before income tax	(398)	(216)	(306)	(326)
Income tax benefit related to other comprehensive income items	23	18	5	46

Other comprehensive loss	(375)	(198)	(301)	(280)

Comprehensive income	$274	$375	$1,049	$782

Basic earnings per share before cumulative effect of a change in accounting principle	$1.96	$1.75	$4.09	$3.22
Cumulative effect of a change in accounting principle	—	—	—	.01

Basic earnings per share	$1.96	$1.75	$4.09	$3.23

Diluted earnings per share before cumulative effect of a change in accounting principle	$1.93	$1.72	$4.02	$3.17
Cumulative effect of a change in accounting principle	—	—	—	.01

Diluted earnings per share	$1.93	$1.72	$4.02	$3.18

See accompanying notes to the interim consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the six months ended June 30, 2007 and 2006

(Unaudited)

	Six Months Ended June 30
	2007	2006
	(in millions of U.S. dollars)
Preferred Shares
Balance – beginning and end of period	$2	$2

Ordinary Shares
Balance – beginning and end of period	14	13

Additional paid-in capital
Balance – beginning of period	6,640	6,569
Net shares redeemed under employee share-based compensation plans	(19)	(18)
Exercise of stock options	42	33
Share-based compensation expense	49	40
Reclassification of unearned stock grant compensation	—	(69)
Cumulative effect of a change in accounting principle	—	(5)

Balance – end of period	6,712	6,550

Unearned stock grant compensation
Balance – beginning of period	—	(69)
Reclassification of unearned stock grant compensation	—	69

Balance – end of period	—	—

Retained earnings
Balance – beginning of period	6,906	4,965
Effect of adoption of FIN 48	(22)	—
Effect of adoption of FAS 155	12	—

Balance – beginning of period, adjusted for effect of adoption of new accounting principles	6,896	4,965
Net income	1,350	1,062
Dividends declared on Ordinary Shares	(171)	(156)
Dividends declared on Preferred Shares	(22)	(22)

Balance – end of period	8,053	5,849

Deferred compensation obligation
Balance – beginning of period	4	6
Increase (decrease) to obligation	—	(1)

Balance – end of period	$4	$5

Accumulated other comprehensive income
Net unrealized appreciation (depreciation) on investments
Balance – beginning of period	$607	$317
Effect of adoption of FAS 155	(12)	—

Balance – beginning of period, adjusted for effect of adoption of new accounting principle	595	317
Change in period, net of income tax (expense) benefit of $20 and $67	(319)	(329)

Balance – end of period	276	(12)

Cumulative translation adjustments
Balance – beginning of period	165	73
Change in period, net of income tax (expense) benefit of $(16) and $(22)	19	52

Balance – end of period	184	125

Pension liability
Balance – beginning of period	(56)	(58)
Change in period, net of income tax (expense) benefit of $1 and $1	(1)	(3)

Balance – end of period	(57)	(61)

Accumulated other comprehensive income	403	52

Ordinary Shares issued to employee trust
Balance – beginning of period	(4)	(6)
(Increase) decrease in Ordinary Shares	—	1

Balance – end of period	(4)	(5)

Total shareholders’ equity	$15,184	$12,466

See accompanying notes to the interim consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2007 and 2006

(Unaudited)

	Six Months Ended June 30
	2007	2006
	(in millions of U.S. dollars)
Cash flows from operating activities
Net income	$1,350	$1,062
Adjustments to reconcile net income to net cash flows from operating activities:
Net realized (gains) losses	(5)	—
Amortization of premium/discount on fixed maturities	(6)	19
Deferred income taxes	16	120
Unpaid losses and loss expenses	425	281
Unearned premiums	518	995
Future policy benefits for life and annuity contracts	3	—
Insurance and reinsurance balances payable	232	70
Accounts payable, accrued expenses, and other liabilities	(164)	(98)
Income taxes payable	(15)	(37)
Insurance and reinsurance balances receivable	(323)	(587)
Reinsurance recoverable	548	298
Deferred policy acquisition costs	(69)	(146)
Prepaid reinsurance premiums	(258)	(330)
Other	142	321

Net cash flows from operating activities	2,394	1,968

Cash flows used for investing activities
Purchases of fixed maturities available for sale	(22,735)	(22,038)
Purchases of fixed maturities held to maturity	(210)	(407)
Purchases of equity securities	(419)	(360)
Sales of fixed maturities available for sale	18,959	18,138
Sales of equity securities	361	535
Maturities and redemptions of fixed maturities available for sale	1,709	1,724
Maturities and redemptions of fixed maturities held to maturity	235	334
Net (payments made on) proceeds from the settlement of investment derivatives	(19)	20
Other	(83)	(44)

Net cash flows used for investing activities	(2,202)	(2,098)

Cash flows (used for) from financing activities
Dividends paid on Ordinary Shares	(163)	(148)
Dividends paid on Preferred Shares	(22)	(22)
Repayment of short-term debt	(500)	—
Net proceeds from issuance of long-term debt	500	298
Proceeds from exercise of options for Ordinary Shares	42	33
Proceeds from Ordinary Shares issued under ESPP	4	4

Net cash flows (used for) from financing activities	(139)	165

Effect of foreign currency rate changes on cash and cash equivalents	3	5

Net increase in cash	56	40
Cash – beginning of period	565	512

Cash – end of period	$621	$552

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

The interim unaudited consolidated financial statements, which include the accounts of the Company and its subsidiaries, have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and, in the opinion of management, reflect all adjustments (consisting of normally recurring accruals) necessary for a fair presentation of the results and financial position for such periods. All significant intercompany accounts and transactions have been eliminated. Certain items in the prior period financial statements have been reclassified to conform to the current period presentation. The results of operations and cash flows for any interim period are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the consolidated financial statements, and related notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

2. Significant accounting policies

New accounting pronouncements

Adopted in 2007

Accounting for uncertainty in income taxes

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in tax positions by prescribing a financial statement recognition threshold and measurement attribute for uncertain tax positions taken or expected to be taken in a tax return. Further, FIN 48 expands the required disclosures associated with such uncertain tax positions. The Company adopted FIN 48 as of January 1, 2007, and the cumulative effect of adoption resulted in a reduction to retained earnings of $22 million. For additional information regarding the adoption of FIN 48, refer to Note 9.

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

ACE adopted FAS 155, as amended for the FASB implementation guidance DIG B40, as of January 1, 2007. The adoption of FAS 155 did not have a material impact on the Company’s financial condition or results of operations. Upon adopting FAS 155 on January 1, 2007, the Company elected to apply the option provided in

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

FAS 155 related to hybrid financial instruments to $277 million of convertible bond investments within ACE’s available for sale portfolio. Since the convertible bonds were previously carried at fair market value, the election did not have an effect on shareholders’ equity. However, the election resulted in a reduction of accumulated other comprehensive income and an increase in retained earnings of $12 million as of January 1, 2007. The $12 million of net unrealized gains is comprised of securities with unrealized gains of $14 million and unrealized losses of $2 million.

To be adopted after June 30, 2007

Fair value measurements

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements (FAS 157). FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. FAS 157 focuses on how to measure fair value and establishes a three-level hierarchy for both measurement and disclosure purposes. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. Under FAS 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. FAS 157 does not expand the use of fair value to any new circumstances. The Company is currently evaluating the impact, if any, of adopting FAS 157 on its financial condition and results of operations.

Fair value option

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (FAS 159). FAS 159 permits an entity to irrevocably elect fair value on a contract-by-contract basis as the initial and subsequent measurement attribute for many financial assets and liabilities and certain other items including insurance contracts. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront costs and fees associated with the item for which the fair value option is elected. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating which financial assets and liabilities, if any, to measure at fair value upon adoption of FAS 159 on January 1, 2008. The impact, if any, of adopting FAS 159 on the Company’s financial condition or results of operations is limited to those financial assets and liabilities for which the fair value option is elected.

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

The Company’s 2004 LTIP also provides for grants of restricted stock and restricted stock units. The Company generally grants restricted stock and restricted stock units with a 4-year vesting period, based on a graded vesting schedule. The restricted stock is granted at market close price on the day of grant. On February 28, 2007, the Company granted 1,691,319 restricted stock awards at a grant date fair value of $56.14. Each restricted stock unit represents the Company’s obligation to deliver to the holder one share of Ordinary Shares upon vesting. On February 28, 2007, the Company awarded 106,160 restricted stock units to officers of the Company and its subsidiaries with a grant date fair value of $56.14.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company also grants restricted stock units with a 1-year vesting period to non-management directors. Delivery of Ordinary Shares on account of these restricted stock units to non-management directors is deferred until six months after the date of the non-management directors’ termination from the Board. On May 17, 2007, the Company awarded 28,004 restricted stock units to non-management directors with a grant date fair value of $61.42.

4. Segment information

The Company operates through the following business segments: Insurance – North American, Insurance – Overseas General, Global Reinsurance, and Life Insurance and Reinsurance. These segments distribute their products through various forms of brokers and agencies. Insurance – North American, Insurance – Overseas General, and Global Reinsurance utilize direct marketing programs to reach clients. Additionally, Insurance – North American has formed internet distribution channels for some of its products. Global Reinsurance, Insurance – North American, and Life Insurance and Reinsurance have established relationships with reinsurance intermediaries.

The Insurance – North American segment comprises the P&C operation in the U.S., Canada, and Bermuda. This segment includes the operations of ACE USA (including ACE Canada), ACE Westchester Specialty, ACE Bermuda, and various run-off operations. ACE USA provides a broad range of P&C insurance and reinsurance products to a diverse group of commercial and non-commercial enterprises and consumers. These products include general liability, excess liability, property, workers’ compensation, automobile liability, professional lines, medical liability, aerospace, A&H coverages, as well as claims and risk management products and services. The financial solutions business includes insurance and reinsurance solutions to complex risks that generally cannot be adequately addressed by the traditional insurance marketplace. It consists of securitization and risk trading, finite and structured risk products, and retroactive contracts in the form of loss portfolio transfers. ACE Westchester Specialty focuses on the wholesale distribution of excess, surplus, and specialty P&C products, as well as the retail and wholesale distribution of specialty inland marine products. ACE Bermuda provides commercial insurance products to a global client base, covering risks that are generally low in frequency and high in severity. The run-off operations include Brandywine, Commercial Insurance Services, residual market workers’ compensation business, pools and syndicates not attributable to a single business group, the run-off of open market facilities, and other exited lines of business. Run-off operations do not actively sell insurance products, but are responsible for the management of existing policies and related claims.

The Insurance – Overseas General segment consists of ACE International (excluding its life insurance business) and the wholesale insurance operations of ACE Global Markets. The segment has four regions of operations: the ACE European Group which is comprised of ACE Europe and ACE Global Markets branded business, ACE Asia Pacific, ACE Far East, and ACE Latin America. ACE International comprises ACE INA’s network of indigenous retail insurance operations, which provide insurance coverage on a world-wide basis. ACE Global Markets comprises our insurance operations within ACE European Group Limited (AEGL) and at Lloyd’s via Syndicate 2488. ACE provides funds at Lloyd’s to support underwriting by Syndicate 2488. The reinsurance operation of ACE Global Markets is included in the Global Reinsurance segment. Companies within the Insurance – Overseas General segment write a variety of insurance products including property, casualty, professional lines (D&O and E&O), marine, energy, aviation, political risk, consumer-oriented products, and A&H (principally accident and supplemental health).

The Global Reinsurance segment comprises ACE Tempest Re Bermuda, ACE Tempest Re USA, ACE Tempest Re Europe, and ACE Tempest Re Canada. These divisions provide a broad range of property catastrophe, casualty, and property reinsurance coverages to a diverse array of primary P&C companies.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Life Insurance and Reinsurance segment includes the operations of ACE Tempest Life Re (ACE Life Re) and ACE International Life (ACE Life). ACE Life Re provides reinsurance coverage to other life insurance companies as well as marketing traditional life reinsurance products and services for the individual life business. ACE Life provides traditional life insurance protection, investment, and savings products to individuals in several countries including Thailand, Vietnam, Taiwan, China, and Egypt.

Corporate and Other (Corporate) includes ACE Limited and ACE INA Holdings, Inc. and intercompany eliminations. In addition, Corporate includes the Company’s proportionate share of Assured Guaranty’s earnings reflected in Other (income) expense. Included in Losses and loss expenses are losses incurred in connection with the commutation of ceded reinsurance contracts that resulted from a differential between the consideration received from reinsurers and the related reduction of reinsurance recoverable, principally related to the time value of money. Due to the Company’s initiatives to reduce reinsurance recoverable balances and thereby encourage such commutations, losses recognized in connection with the commutation of ceded reinsurance contracts are generally not considered when assessing segment performance and, accordingly, are directly allocated to Corporate. As such, the effect of the related loss reserve development on net income is reported within Corporate.

For segment reporting purposes, certain items have been presented in a different manner than in the consolidated financial statements. The following tables summarize the operations by segment for the periods indicated.

Statement of Operations by Segment

For the Three Months Ended June 30, 2007

(in millions of U.S. dollars)

	Insurance – North American	Insurance – Overseas General	Global Reinsurance	Life Insurance and Reinsurance	Corporate and Other	ACE Consolidated
Gross premiums written	$2,589	$1,621	$335	$92	$—	$4,637
Net premiums written	1,497	1,166	332	87	—	3,082
Net premiums earned	1,455	1,141	325	87	—	3,008
Losses and loss expenses	1,016	614	163	—	—	1,793
Life and annuity benefits	—	—	—	33	—	33
Policy acquisition costs	128	230	64	12	—	434
Administrative expenses	130	162	16	12	36	356

Underwriting income (loss)	181	135	82	30	(36)	392

Net investment income	257	111	66	14	23	471
Net realized gains (losses)	15	(27)	(7)	(1)	9	(11)
Interest expense	—	—	—	—	42	42
Other (income) expense	1	1	2	—	(8)	(4)
Income tax expense (benefit)	115	58	7	1	(16)	165

Net income (loss)	$337	$160	$132	$42	$(22)	$649

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Statement of Operations by Segment

For the Three Months Ended June 30, 2006

(in millions of U.S. dollars)

	Insurance – North American	Insurance – Overseas General	Global Reinsurance	Life Insurance and Reinsurance	Corporate and Other	ACE Consolidated
Gross premiums written	$2,615	$1,485	$417	$66	$—	$4,583
Net premiums written	1,502	1,083	415	66	—	3,066
Net premiums earned	1,367	1,086	387	66	—	2,906
Losses and loss expenses	966	585	197	—	—	1,748
Life and annuity benefits	—	—	—	34	—	34
Policy acquisition costs	122	219	82	4	—	427
Administrative expenses	125	152	18	8	37	340

Underwriting income (loss)	154	130	90	20	(37)	357

Net investment income	212	91	55	9	23	390
Net realized gains (losses)	(32)	4	(3)	(1)	25	(7)
Interest expense	—	—	—	—	45	45
Other (income) expense	1	—	2	—	(15)	(12)
Income tax expense (benefit)	95	44	8	—	(13)	134

Net income (loss)	$238	$181	$132	$28	$(6)	$573

Statement of Operations by Segment

For the Six Months Ended June 30, 2007

(in millions of U.S. dollars)

	Insurance – North American	Insurance – Overseas General	Global Reinsurance	Life Insurance and Reinsurance	Corporate and Other	ACE Consolidated
Gross premiums written	$4,858	$3,280	$813	$182	$—	$9,133
Net premiums written	3,011	2,358	808	175	—	6,352
Net premiums earned	2,994	2,253	668	175	—	6,090
Losses and loss expenses	2,127	1,178	348	—	—	3,653
Life and annuity benefits	—	—	—	69	—	69
Policy acquisition costs	244	454	130	23	—	851
Administrative expenses	263	324	33	24	68	712

Underwriting income (loss)	360	297	157	59	(68)	805

Net investment income	498	215	132	26	51	922
Net realized gains (losses)	52	(53)	(1)	(5)	12	5
Interest expense	—	—	—	—	88	88
Other (income) expense	10	4	3	—	(17)	—
Income tax expense (benefit)	243	98	14	(1)	(60)	294

Net income (loss)	$657	$357	$271	$81	$(16)	$1,350

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Statement of Operations by Segment

For the Six Months Ended June 30, 2006

(in millions of U.S. dollars)

	Insurance – North American	Insurance – Overseas General	Global Reinsurance	Life Insurance and Reinsurance	Corporate and Other	ACE Consolidated
Gross premiums written	$4,877	$3,069	$1,021	$127	$—	$9,094
Net premiums written	3,005	2,229	1,015	127	—	6,376
Net premiums earned	2,701	2,125	758	127	—	5,711
Losses and loss expenses	1,882	1,151	394	—	1	3,428
Life and annuity benefits	—	—	—	62	—	62
Policy acquisition costs	266	413	156	10	—	845
Administrative expenses	241	297	32	15	153	738

Underwriting income (loss)	312	264	176	40	(154)	638

Net investment income	415	176	103	19	46	759
Net realized gains (losses)	(38)	8	(9)	(9)	48	—
Interest expense	—	—	—	—	88	88
Other (income) expense	—	6	5	—	(28)	(17)
Income tax expense (benefit)	189	100	20	(1)	(40)	268
Cumulative effect of a change in accounting principle	—	—	—	—	4	4

Net income (loss)	$500	$342	$245	$51	$(76)	$1,062

Underwriting assets are reviewed in total by management for purposes of decision making. The Company does not allocate assets to its segments.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following tables summarize the net premiums earned of each segment by product offering for the periods indicated.

	Property & All Other	Casualty	Life, Accident & Health	ACE Consolidated
	(in millions of U.S. dollars)
Three Months Ended June 30, 2007
Insurance – North American	$341	$1,054	$60	$1,455
Insurance – Overseas General	422	359	360	1,141
Global Reinsurance	154	171	—	325
Life Insurance and Reinsurance	—	—	87	87

	$917	$1,584	$507	$3,008

Three Months Ended June 30, 2006
Insurance – North American	$284	$1,033	$50	$1,367
Insurance – Overseas General	402	377	307	1,086
Global Reinsurance	178	209	—	387
Life Insurance and Reinsurance	—	—	66	66

	$864	$1,619	$423	$2,906

Six Months Ended June 30, 2007
Insurance – North American	$629	$2,249	$116	$2,994
Insurance – Overseas General	824	731	698	2,253
Global Reinsurance	317	351	—	668
Life Insurance and Reinsurance	—	—	175	175

	$1,770	$3,331	$989	$6,090

Six Months Ended June 30, 2006
Insurance – North American	$551	$2,051	$99	$2,701
Insurance – Overseas General	780	751	594	2,125
Global Reinsurance	350	408	—	758
Life Insurance and Reinsurance	—	—	127	127

	$1,681	$3,210	$820	$5,711

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5. Earnings per share

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
	(in millions of U.S. dollars, except share and per share data)
Numerator:
Net income before cumulative effect of a change in accounting principle	$649	$573	$1,350	$1,058
Dividends on Preferred Shares	(11)	(11)	(22)	(22)

Net income available to holders of Ordinary Shares before cumulative effect of a change in accounting principle	638	562	1,328	1,036
Cumulative effect of a change in accounting principle	—	—	—	4

Net income available to holders of Ordinary Shares	$638	$562	$1,328	$1,040

Denominator:
Denominator for basic earnings per share:
Weighted average shares outstanding	324,541,868	321,430,985	324,344,779	321,271,345
Denominator for diluted earnings per share:
Share-based compensation plans	5,531,343	4,699,533	5,313,233	4,960,755

Adjusted weighted average shares outstanding and assumed conversions	330,073,211	326,130,518	329,658,012	326,232,100

Basic earnings per share:
Earnings per share before cumulative effect of a change in accounting principle	$1.96	$1.75	$4.09	$3.22
Cumulative effect of a change in accounting principle	—	—	—	.01

Earnings per share	$1.96	$1.75	$4.09	$3.23

Diluted earnings per share:
Earnings per share before cumulative effect of a change in accounting principle	$1.93	$1.72	$4.02	$3.17
Cumulative effect of a change in accounting principle	—	—	—	.01

Earnings per share	$1.93	$1.72	$4.02	$3.18

Excluded from adjusted weighted average shares outstanding and assumed conversions is the impact of securities that would have been anti-dilutive at the respective period ends. At June 30, 2007 and 2006, the potential anti-dilutive share conversions were 252,422 and 513,209, respectively.

6. Investments

a) Gross unrealized loss

As of June 30, 2007, there were 9,708 fixed maturities out of a total of 14,259 fixed maturities in an unrealized loss position. The largest single unrealized loss in the fixed maturities was $4.1 million. There were 316 equity securities out of a total of 1,184 equity securities in an unrealized loss position. The largest single unrealized loss

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

in the equity securities was $1.3 million. There were no securities that had been in a loss position for the previous nine consecutive months with a market value of less than 80 percent of amortized cost, or cost for equity securities. Most of the fixed maturities in an unrealized loss position were investment grade securities for which fair value declined due to increases in market interest rates from the date of purchase.

The following tables summarize, for all securities in an unrealized loss position at June 30, 2007, and December 31, 2006 (including securities on loan), the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position.

	0 - 12 Months		Over 12 Months		Total
June 30, 2007	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of U.S. dollars)
U.S. Treasury and agency	$2,935	$(41.6)	$294	$(4.9)	$3,229	$(46.5)
Foreign	5,755	(131.8)	90	(1.2)	5,845	(133.0)
Corporate securities	6,214	(100.6)	481	(9.7)	6,695	(110.3)
Mortgage-backed securities	9,267	(121.3)	761	(22.6)	10,028	(143.9)
States, municipalities and political subdivisions	1,206	(18.1)	48	(1.1)	1,254	(19.2)

Total fixed maturities	25,377	(413.4)	1,674	(39.5)	27,051	(452.9)
Equities	283	(11.2)	—	—	283	(11.2)
Other investments	17	(3.0)	—	—	17	(3.0)

Total	$25,677	$(427.6)	$1,674	$(39.5)	$27,351	$(467.1)

Included in the “0 – 12 Months” and “Over 12 Months” aging categories at June 30, 2007, are fixed maturities held to maturity with combined fair values of $1.5 billion and $1.4 billion, respectively. The associated gross unrealized losses included in the “0 – 12 Months” and “Over 12 Months” aging categories are $20 million and $37 million, respectively.

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

b) Other- than- temporary impairments

The following table shows, for the periods indicated, the losses included in Net realized gains (losses) as a result of conditions which caused the Company to conclude the decline in fair value of certain investments was “other-than-temporary”. The impairments during the six months ended June 30, 2007, are primarily due to an increase in market interest rates from the date of security purchase.

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
	(in millions of U.S. dollars)
Fixed maturities	$13	$56	$50	$80
Equity securities	1	4	2	6
Other investments	2	1	2	6

Total	$16	$61	$54	$92

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

On April 2, 2007, the Company repaid the $500 million 6.0 percent ACE Limited senior notes due April 2007.

8. Commitments, contingencies, and guarantees

a) Other investments

The Company invests in limited partnerships with a carrying value of $311 million included in Other investments. In connection with these investments, the Company has commitments that may require funding of up to $499 million over the next several years.

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(ii) Subpoenas

Beginning in 2004, ACE and its subsidiaries and affiliates received numerous subpoenas, interrogatories, and civil investigative demands in connection with certain investigations of insurance industry practices. These inquiries have been issued by a number of attorneys general, state departments of insurance, and other authorities, including the New York Attorney General (NYAG), the Pennsylvania Department of Insurance, and the Securities and Exchange Commission (SEC). These inquiries seek information concerning underwriting practices and non-traditional or loss mitigation insurance products. To the extent they are ongoing, ACE is cooperating and will continue to cooperate with such inquiries.

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

(iii) Settlement Agreements

On April 26, 2006, ACE reached a settlement with the Attorneys General of New York, Illinois, and Connecticut and the New York Insurance Department pursuant to which ACE received from these authorities an Assurance of Discontinuance (AOD). Under the AOD, these regulators agreed not to file certain litigation against ACE relating to their investigation of certain business practices, and ACE agreed to pay $80 million ($66 million after tax) without admitting any liability, and to adopt certain business reforms. Of that $80 million, $40 million was paid to the three settling Attorneys General as a penalty. The remaining $40 million was placed in a fund allocated for distribution to eligible policyholders who execute a release of certain claims they may have against ACE. Approximately $39 million of this $40 million has been distributed to such policyholders. ACE first may use the sums remaining to settle these or similar types of policyholder claims, and then shall use any sums remaining after such settlements to provide additional amounts to those policyholders who initially executed the release. A total of $80 million was recorded in administrative expenses in the quarter ended March 31, 2006.

On May 9, 2007, ACE and the Pennsylvania Insurance Department (Department) and the Pennsylvania Office of Attorney General (OAG) entered into a settlement agreement. This settlement agreement resolves the issues raised by the Department and the OAG arising from their investigation of ACE’s underwriting practices and contingent commission payments. As a result of this settlement agreement, ACE made a $9 million payment to the Department and agreed to comply with the business practice guidelines that ACE established in 2004 to assure ongoing antitrust compliance in its operations.

(iv) Business Practice-Related Litigation

ACE, ACE INA Holdings, Inc., and ACE USA, Inc., along with a number of other insurers and brokers, were named in a series of federal putative nationwide class actions brought by insurance policyholders. The Judicial Panel on Multidistrict Litigation (JPML) consolidated these cases in the District of New Jersey. On August 1, 2005, plaintiffs in the New Jersey consolidated proceedings filed two consolidated amended complaints – one concerning commercial insurance and the other concerning employee benefit plans. The employee benefit plans litigation against ACE has been dismissed.

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

On November 29, 2005, ACE and other property and casualty insurer defendants filed motions to dismiss the commercial insurance complaint. On February 13, 2006, plaintiffs filed motions to certify a class in the commercial insurance case (this motion has been fully briefed and is pending). On October 3, 2006, the Court ruled on defendants’ motions and held that the McCarran Ferguson Act did not apply as a defense to the allegations, but the Court also held that plaintiffs had not adequately alleged an antitrust conspiracy or a RICO enterprise and directed plaintiffs to submit supplemental pleadings. Plaintiffs filed their supplemental pleadings on October 25, 2006. On November 30, 2006, defendants filed a renewed motion to dismiss. On April 5, 2007, the Court granted defendants’ renewed motion and dismissed the consolidated complaint without prejudice for failure to state a claim under either the Sherman Act or the RICO statutes. The Court permitted plaintiffs one final opportunity to re-plead and an amended complaint was filed on May 22, 2007. The amended complaint purported to add several new ACE defendants: ACE Group Holdings, Inc., ACE US Holdings, Inc., Westchester Fire Insurance Company, INA Corporation, INA Financial Corporation, INA Holdings Corporation, ACE Property and Casualty Insurance Company, and Pacific Employers Insurance Company. Plaintiffs also added a new antitrust claim against Marsh, ACE, and other insurers based on the same allegations as the other claims but limited to excess casualty insurance. On June 21, 2007, defendants moved to dismiss the amended complaint and moved to strike the new parties that plaintiffs attempted to add to that complaint. Briefing on these motions concluded on July 31, 2007. All proceedings in the consolidated actions are stayed pending a ruling on defendants’ motion to dismiss.

In New Cingular Wireless Headquarters LLC et al. v. Marsh & McLennan Companies, Inc. et al. (Case No. 06-5120; United States District Court for the District of New Jersey), a non-class-action lawsuit filed in the Northern District of Georgia on April 4, 2006, but later transferred to the District of New Jersey for coordination with the consolidated cases described above, the plaintiffs named the following entities: ACE Ltd., ACE American Ins. Co., ACE USA, Inc., ACE Bermuda Ins. Co. Ltd., Illinois Union Ins. Co., Pacific Employers Ins. Co., and Lloyd’s of London Syndicate 2488 AGM, along with a number of other insurers and brokers. The plaintiffs are insurance policyholders who allege that the defendants conspired to increase premiums and allocate customers through the use of “B” quotes and contingent commissions. The plaintiffs assert the following causes of action against ACE: RICO, federal antitrust law, inducement to breach of fiduciary duty, unjust enrichment, and fraud. As addressed in the preceding paragraph, all proceedings in this case are stayed pending a ruling on defendants’ motion to dismiss.

ACE, ACE INA Holdings, Inc., ACE USA, Inc., and ACE American Ins. Co., along with a number of other insurers and brokers, have recently been named in Avery Dennison Corp. v. Marsh & McLennan Companies, Inc. et al. (Case No. 07-00757) (filed February 13, 2007 in the District of New Jersey). The allegations in this case are also similar to the allegations in the consolidated federal actions identified above. On April 3, 2007, the court issued an order consolidating this case with the consolidated federal actions identified above. As addressed in the preceding two paragraphs, all proceedings in this action are stayed.

ACE USA, Inc., along with a number of other insurers and Marsh, has recently been named as a defendant in Henley Management Co., Inc. et al v. Marsh, Inc. et al. (Case No. 07-2389) (filed May 27, 2007 in the District of New Jersey). The allegations in this case are similar to the allegations in the consolidated federal actions identified above. The parties have consented to a consolidation of this case with the consolidated federal actions identified above.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Lloyd’s of London Syndicate 2488 AGM, along with a number of other Lloyd’s of London Syndicates and various brokers, has recently been named as a defendant in Lincoln Adventures LLC et al. v. Those Certain Underwriters at Lloyd’s, London Members of Syndicates 0033 et al. (Case No. 07-60991) (filed July 13, 2007 in the Southern District of Florida). The allegations in this putative class-action lawsuit are similar to the allegations in the consolidated federal actions identified above, although this lawsuit focuses on alleged conduct within the London insurance market. This case likely will be transferred to the District of New Jersey for consolidation with the consolidated federal actions identified above.

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

ACE American Insurance Co., an ACE subsidiary, has been named in a state court lawsuit in Florida: Office Depot, Inc. v. Marsh & McLennan Companies, Inc. et al. (Case No. 502005CA004396; Circuit Court of the 15th Judicial Circuit in Palm Beach County Florida) (filed June 22, 2005). The allegations in this case are also similar to the allegations in the federal class actions identified above. The trial court originally stayed the Office Depot case pending resolution of the consolidated proceedings in the District of New Jersey. The Florida Court of Appeals recently remanded the case to the trial court with instructions to reconsider whether a stay should be granted. On February 23, 2007, the trial court declined to grant another stay and ordered the defendants to respond to the complaint within the next twenty days. Defendants filed a motion to dismiss the complaint, and the parties are currently awaiting a ruling. Discovery has commenced.

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

ACE Limited, ACE USA, Inc., ACE INA Holdings, Inc., and Evan G. Greenberg, as a former officer and director of AIG and current officer and director of ACE Limited, have been named in one or both of two

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

derivative cases brought by certain shareholders of AIG. One of the derivative cases was filed in Delaware Chancery Court, and the other was filed in federal court in the Southern District of New York. The allegations against ACE concern the alleged bid rigging and contingent commission scheme as similarly alleged in the federal commercial insurance cases. Plaintiffs assert the following causes of action against ACE: breach of fiduciary duty, aiding and abetting breaches of fiduciary duties, unjust enrichment, conspiracy, and fraud. AIG appointed a Special Litigation Committee (SLC) to investigate these derivative cases. On June 13, 2007, in the AIG derivative case pending in Delaware Chancery Court, the SLC filed an amended complaint against certain defendants and a motion to terminate certain defendants. Neither ACE nor Evan G. Greenberg was named in either the amended complaint or the motion to terminate. The shareholder plaintiffs have taken the position that their complaint is still operative and proper against ACE, Evan G. Greenberg, and certain other defendants who were not named in the SLC’s amended complaint or motion to terminate. On July 6, 2007, ACE and Evan G. Greenberg each moved to dismiss the shareholders plaintiffs’ complaint. The briefing on those motions will proceed according to a briefing schedule agreed upon by the parties. The New York action is stayed until September 14, 2007.

In all of the above-referenced lawsuits, plaintiffs seek compensatory and in some cases special damages without specifying an amount. As a result, ACE cannot at this time estimate its potential costs related to these legal matters and, accordingly, no liability for compensatory damages has been established in the consolidated financial statements.

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

Included in the balance at January 1, 2007, are $5 million of unrecognized tax benefits for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, an unfavorable resolution of these temporary items would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. Consequently, the total amount of unrecognized tax benefits as of January 1, 2007, that would affect the effective tax rate, if recognized, is $147 million. The total amount of unrecognized tax benefits as of January 1, 2007, that would reduce goodwill, if recognized, is $44 million.

The Company recognizes accruals for interest and penalties, if any, related to unrecognized tax benefits in Income tax expense. As of January 1, 2007, the Company has recorded $4 million in liabilities for tax related interest in its consolidated balance sheet.

The Internal Revenue Service has completed examinations of the Company’s federal tax returns for taxable years through 2001. The outcome of the examinations did not have a material effect on the Company’s financial condition or results of operations. The Internal Revenue Service is currently examining the Company’s federal

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

tax returns for 2002, 2003, and 2004 and the Company anticipates that this examination will be completed by the quarter ended September 30, 2007. The Company anticipates that several proposed adjustments will be disputed at the Appeals Division of the Internal Revenue Service. While it is reasonably possible that a significant increase or decrease in the Company’s unrecognized tax benefits could occur in the next twelve months, given the uncertainty regarding the timing and possible outcomes of such examination, a current estimate of the range of reasonably possible changes cannot be made. With few exceptions, the Company’s significant UK subsidiaries remain subject to examination for tax years 2004 and later.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

10. Information provided in connection with outstanding debt of subsidiaries

The following tables present condensed consolidating financial information at June 30, 2007, and December 31, 2006, and for the three and six months ended June 30, 2007 and 2006, for ACE Limited (the Parent Guarantor) and its “Subsidiary Issuer”, ACE INA Holdings, Inc. The Subsidiary Issuer is an indirect wholly-owned subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings. The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuer.

Condensed Consolidating Balance Sheet at June 30, 2007

(in millions of U.S. dollars)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	ACE Limited Consolidated
Assets
Investments	$183	$19,472	$19,698	$—	$39,353
Cash	3	347	271	—	621
Insurance and reinsurance balances receivable	—	3,177	746	—	3,923
Reinsurance recoverable	—	16,202	(2,121)	—	14,081
Goodwill	—	2,254	477	—	2,731
Investments in subsidiaries	15,005	—	—	(15,005)	—
Due from (to) subsidiaries and affiliates, net	192	(141)	141	(192)	—
Other assets	13	7,011	3,287	—	10,311

Total assets	$15,396	$48,322	$22,499	$(15,197)	$71,020

Liabilities
Unpaid losses and loss expenses	$—	$27,954	$8,169	$—	$36,123
Unearned premiums	—	5,503	1,498	—	7,001
Future policy benefits for life and annuity contracts	—	—	521	—	521
Short-term debt	—	85	—	—	85
Long-term debt	—	1,813	250	—	2,063
Trust preferred securities	—	309	—	—	309
Other liabilities	212	6,368	3,154	—	9,734

Total liabilities	212	42,032	13,592	—	55,836

Total shareholders’ equity	15,184	6,290	8,907	(15,197)	15,184

Total liabilities and shareholders’ equity	$15,396	$48,322	$22,499	$(15,197)	$71,020

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)	Includes ACE Limited parent company eliminations.

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statement of Operations

For the three months ended June 30, 2007

(in millions of U.S. dollars)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	ACE Limited Consolidated
Net premiums written	$—	$1,738	$1,344	$—	$3,082
Net premiums earned	—	1,719	1,289	—	3,008
Net investment income	1	233	237	—	471
Equity in earnings of subsidiaries	665	—	—	(665)	—
Net realized gains (losses)	8	(8)	(11)	—	(11)
Losses and loss expenses	—	1,089	704	—	1,793
Life and annuity benefits	—	8	25	—	33
Policy acquisition costs and administrative expenses	26	412	360	(8)	790
Interest expense	(2)	41	3	—	42
Other (income) expense	1	8	(13)	—	(4)
Income tax expense (benefit)	—	136	29	—	165

Net income	$649	$250	$407	$(657)	$649

Condensed Consolidating Statement of Operations

For the three months ended June 30, 2006

(in millions of U.S. dollars)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	ACE Limited Consolidated
Net premiums written	$—	$1,645	$1,421	$—	$3,066
Net premiums earned	—	1,635	1,271	—	2,906
Net investment income	3	192	195	—	390
Equity in earnings of subsidiaries	580	—	—	(580)	—
Net realized gains (losses)	26	2	(35)	—	(7)
Losses and loss expenses	—	1,018	730	—	1,748
Life and annuity benefits	—	3	31	—	34
Policy acquisition costs and administrative expenses	32	415	330	(10)	767
Interest expense	1	38	3	3	45
Other (income) expense	—	2	(14)	—	(12)
Income tax expense	3	127	4	—	134

Net income	$573	$226	$347	$(573)	$573

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)	Includes ACE Limited parent company eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statement of Operations

For the six months ended June 30, 2007

(in millions of U.S. dollars)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	ACE Limited Consolidated
Net premiums written	$—	$3,695	$2,657	$—	$6,352
Net premiums earned	—	3,493	2,597	—	6,090
Net investment income	9	456	457	—	922
Equity in earnings of subsidiaries	1,387	—	—	(1,387)	—
Net realized gains (losses)	9	(12)	8	—	5
Losses and loss expenses	—	2,293	1,360	—	3,653
Life and annuity benefits	—	17	52	—	69
Policy acquisition costs and administrative expenses	50	835	693	(15)	1,563
Interest expense	(1)	81	4	4	88
Other (income) expense	5	10	(15)	—	—
Income tax expense	1	251	42	—	294

Net income	$1,350	$450	$926	$(1,376)	$1,350

Condensed Consolidating Statement of Operations

For the six months ended June 30, 2006

(in millions of U.S. dollars)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	ACE Limited Consolidated
Net premiums written	$—	$3,458	$2,918	$—	$6,376
Net premiums earned	—	3,209	2,502	—	5,711
Net investment income	4	381	374	—	759
Equity in earnings of subsidiaries	1,070	—	—	(1,070)	—
Net realized gains (losses)	52	11	(63)	—	—
Losses and loss expenses	—	1,979	1,449	—	3,428
Life and annuity benefits	—	5	57	—	62
Policy acquisition costs and administrative expenses	61	896	647	(21)	1,583
Interest expense	2	76	2	8	88
Other (income) expense	—	5	(22)	—	(17)
Income tax expense	5	244	19	—	268
Cumulative effect of a change in accounting principle	4	—	—	—	4

Net income	$1,062	$396	$661	$(1,057)	$1,062

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)	Includes ACE Limited parent company eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the six months ended June 30, 2007

(in millions of U.S. dollars)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	ACE Limited Consolidated
Net cash flows from operating activities	$235	$666	$1,493	$2,394

Cash flows from (used for) investing activities
Purchases of fixed maturities available for sale	(110)	(8,893)	(13,732)	(22,735)
Purchases of fixed maturities held to maturity	—	(210)	—	(210)
Purchases of equity securities	—	(266)	(153)	(419)
Sales of fixed maturities available for sale	—	7,494	11,465	18,959
Sales of equity securities	—	223	138	361
Maturities and redemptions of fixed maturities available for sale	—	957	752	1,709
Maturities and redemptions of fixed maturities held to maturity	—	186	49	235
Net proceeds from (payments made on) the settlement of investment derivatives	13	—	(32)	(19)
Advances (to) from affiliates	496	—	(496)	—
Other	(5)	(42)	(36)	(83)

Net cash flows from (used for) investing activities	394	(551)	(2,045)	(2,202)

Cash flows from (used for) financing activities
Dividends paid on Ordinary Shares	(163)	—	—	(163)
Dividends paid on Preferred Shares	(22)	—	—	(22)
Repayment of short-term debt	(500)	—	—	(500)
Net proceeds from issuance of long-term debt	—	500	—	500
Proceeds from exercise of options for Ordinary Shares	42	—	—	42
Proceeds from Ordinary Shares issued under ESPP	4	—	—	4
Advances (to) from affiliates	—	(484)	484	—

Net cash flows from (used for) financing activities	(639)	16	484	(139)

Effect of foreign currency rate changes on cash and cash equivalents	—	3	—	3

Net increase (decrease) in cash	(10)	134	(68)	56
Cash – beginning of period	13	213	339	565

Cash – end of period	$3	$347	$271	$621

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the six months ended June 30, 2006

(in millions of U.S. dollars)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	ACE Limited Consolidated
Net cash flows from operating activities	$45	$1,128	$795	$1,968

Cash flows from (used for) investing activities
Purchases of fixed maturities available for sale	9	(6,728)	(15,319)	(22,038)
Purchases of fixed maturities held to maturity	—	(404)	(3)	(407)
Purchases of equity securities	—	(240)	(120)	(360)
Sales of fixed maturities available for sale	—	4,366	13,772	18,138
Sales of equity securities	—	263	272	535
Maturities and redemptions of fixed maturities available for sale	—	1,041	683	1,724
Maturities and redemptions of fixed maturities held to maturity	—	312	22	334
Net proceeds from (payments made on) the settlement of investment derivatives	48	—	(28)	20
Advance (to) from affiliates	42	—	(42)	—
Other	(5)	(12)	(27)	(44)

Net cash flows from (used for) investing activities	$94	$(1,402)	$(790)	$(2,098)

Cash flows from (used for) financing activities
Dividends paid on Ordinary Shares	(148)	—	—	(148)
Dividends paid on Preferred Shares	(22)	—	—	(22)
Net proceeds from issuance of long-term debt	—	298	—	298
Proceeds from exercise of options for Ordinary Shares	33	—	—	33
Proceeds from Ordinary Shares issued under ESPP	4	—	—	4
Advances (to) from affiliates	—	(42)	42	—

Net cash flows from (used for) financing activities	$(133)	$256	$42	$165

Effect of foreign currency rate changes on cash and cash equivalents	$—	$5	$—	$5

Net increase (decrease) in cash	6	(13)	47	40
Cash – beginning of period	20	276	216	512

Cash – end of period	$26	$263	$263	$552

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations, financial condition, and liquidity and capital resources as of and for the three and six months ended June 30, 2007. Our results of operations and cash flows for any interim period are not necessarily indicative of our results for the full year. This discussion should be read in conjunction with our Consolidated Financial Statements and related notes and our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2006.

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Any written or oral statements made by us or on our behalf may include forward-looking statements that reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks, uncertainties, and assumptions about our business that could cause actual results to differ materially from such statements. These risks, uncertainties, and assumptions (which are described in more detail elsewhere herein and in other documents we file with the Securities and Exchange Commission (SEC)) include but are not limited to:

•	losses arising out of natural or man-made catastrophes such as hurricanes, typhoons, earthquakes, floods, climate change or terrorism which could be affected by:

•	the number of insureds and ceding companies affected;

•	the amount and timing of losses actually incurred and reported by insureds;

•	the impact of these losses on our reinsurers, and the amount and timing of reinsurance recoverables actually received;

•	the cost of building materials and labor to reconstruct properties following a catastrophic event; and

•	complex coverage and regulatory issues such as whether losses occurred from storm surge or flooding and related lawsuits;

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

Overview

ACE Limited (ACE) is a Bermuda-based holding company incorporated with limited liability under the Cayman Islands Companies Law. ACE and its direct and indirect subsidiaries are a global P&C insurance and reinsurance organization, servicing the insurance needs of commercial and individual customers in more than 140 countries and jurisdictions. Our product and geographic diversification differentiates us from the vast majority of our competitors and has been a source of stability during periods of industry volatility. Our long-term business strategy focuses on sustained growth in book value achieved through a combination of underwriting and investment income. By doing so, we provide value to our clients and shareholders through the utilization of our substantial capital base in the insurance and reinsurance markets. Refer to “Overview” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2006.

Consolidated Operating Results – Three and Six Months Ended June 30, 2007 and 2006

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
	(in millions of U.S. dollars)
Net premiums written	$3,082	$3,066	$6,352	$6,376
Net premiums earned	3,008	2,906	6,090	5,711
Net investment income	471	390	922	759
Net realized gains (losses)	(11)	(7)	5	—

Total revenues	$3,468	$3,289	$7,017	$6,470

Losses and loss expenses	1,793	1,748	3,653	3,428
Life and annuity benefits	33	34	69	62
Policy acquisition costs	434	427	851	845
Administrative expenses	356	340	712	738
Interest expense	42	45	88	88
Other (income) expense	(4)	(12)	—	(17)

Total expenses	$2,654	$2,582	$5,373	$5,144

Income before income tax	814	707	1,644	1,326
Income tax expense	165	134	294	268
Cumulative effect of a change in accounting principle	—	—	—	4

Net income	$649	$573	$1,350	$1,062

Net premiums written, which reflect the premiums we retain after purchasing reinsurance protection, were stable in the three and six months ended June 30, 2007, compared with the prior year periods. Net premiums written and earned were favorably impacted by weakness in the U.S. dollar relative to the euro and the pound sterling; refer to Insurance – Overseas General for more information. Our net premiums written reflect growth in our worldwide retail business in the U.S. and internationally, partially offset by decreases in our wholesale and excess and surplus business. We continue to experience a favorable underwriting environment for accident and health business (A&H) internationally, and growth in energy and specialty casualty lines in the U.S. We experienced declines in the U.S. wholesale casualty lines and middle market workers’ compensation business. We also reported declines in our P&C reinsurance business due to competitive conditions and clients increasing their risk retentions. In general, market conditions globally are becoming increasingly competitive and, as a result, rate decreases have accelerated during the quarter ended June 30, 2007. We note that there is a continuing disparity between renewal pricing and new business pricing, with the latter being more competitive. The stability of our net premiums written reflects our breadth of products, geography, and distribution, which allows us to take advantage of growth opportunities worldwide while maintaining underwriting discipline.

The following table provides a consolidated breakdown of net premiums earned by line of business for the periods indicated.

	Three Months Ended June 30				Six Months Ended June 30
	2007	% of total	2006	% of total	2007	% of total	2006	% of total
	(in millions of U.S. dollars, except for percentages)
Property and all other	$917	30%	$864	30%	$1,770	29%	$1,681	30%
Casualty	1,584	53%	1,619	56%	3,331	55%	3,210	56%
Personal accident (A&H)	420	14%	357	12%	814	13%	693	12%

Total P&C	2,921	97%	2,840	98%	5,915	97%	5,584	98%
Life	87	3%	66	2%	175	3%	127	2%

Net premiums earned	$3,008	100%	$2,906	100%	$6,090	100%	$5,711	100%

Net premiums earned reflect the portion of net premiums written that were recorded as revenues for the period as the exposure period expires. Net premiums earned for our P&C business increased three percent and six percent in the three and six months ended June 30, 2007, respectively, compared with the prior year periods. This increase was primarily due to a large assumed loss portfolio contract (written during the first quarter of 2007), increased A&H business, growth in energy and crop/hail lines, and the favorable foreign exchange impact. Net premiums earned in our life operations continued to grow during the first half of 2007, benefiting from increased variable annuity reinsurance and life insurance.

Net investment income increased 21 percent in the three and six months ended June 30, 2007, compared with the prior year periods. The increase in net investment income was primarily due to positive operating cash flows.

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

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Loss and loss expense ratio	61.4%	61.6%	61.8%	61.4%
Policy acquisition cost ratio	14.5%	14.9%	14.0%	15.0%
Administrative expense ratio	11.7%	11.7%	11.6%	12.9%
Combined ratio	87.6%	88.2%	87.4%	89.3%

Our loss and loss expense ratio was stable in the three and six months ended June 30, 2007, compared with the prior year periods. The following table shows the impact of catastrophe losses and prior period development on our loss and loss expense ratio for the periods indicated.

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Loss and loss expense ratio, as reported	61.4%	61.6%	61.8%	61.4%
Catastrophe losses	(2.6)%	(0.1)%	(1.9)%	(0.1)%
Prior period development	1.4%	0.5%	1.0%	0.8%

Loss and loss expense ratio, adjusted	60.2%	62.0%	60.9%	62.1%

We experienced net catastrophe losses of $81 million and $115 million in the three and six months ended June 30, 2007, respectively. This compares with net catastrophe losses of $2 million and $5 million in the three and six months ended June 30, 2006, respectively. The catastrophe losses incurred during the quarter ended June 30, 2007, were primarily related to floods in the U.K. and Australia and to a lesser extent in the U.S. For the six months ended June 30, 2007, net catastrophe losses also include the impact of European windstorm Kyrill.

Prior period development arises from changes to loss estimates recognized in the current year that relate to loss reserves first reported in previous calendar years and excludes the effect of losses from the development of earned premium from previous accident years. We experienced net favorable prior period development of $40 million and $58 million in the three and six months ended June 30, 2007, respectively. This compares with net favorable prior period development of $14 million and $46 million in the three and six months ended June 30, 2006. The favorable prior period development in the quarter ended June 30, 2007, was the net result of several underlying favorable and adverse movements. Refer to “Prior Period Development” for more information. The remaining decrease in the loss and loss expense ratio was due to favorable current accident year experience, principally in our property business.

Our policy acquisition costs include commissions (i.e., commissions we pay on assumed business and commissions we receive on ceded business), premium taxes, underwriting, and other costs that vary with, and are primarily related to, the production of premium. Our policy acquisition cost ratio decreased primarily due to lower acquisition costs in the Global Reinsurance segment in the first half of 2007 and in the Insurance – North American segment in the quarter ended March 31, 2007 (refer to Global Reinsurance and Insurance – North American, below). Administrative expenses include all other operating costs. Administrative expenses for the six months ended June 30, 2006, included $80 million related to the settlement with certain governmental agencies from their investigations of various insurance industry business practices.

Interest expense decreased in the quarter ended June 30, 2007, compared with the prior year quarter, due primarily to the decrease in outstanding debt.

Our effective tax rate on net income, which we calculate as income tax expense divided by income before income tax, was 20 percent and 18 percent in the three and six months ended June 30, 2007, respectively. This compares with an effective tax rate on net income of 19 percent and 20 percent in the three and six months ended June 30, 2006, respectively. The first quarter of 2007 included a decrease in the FIN 48 liability for unrecognized tax benefits in the amount of $31 million.

Prior Period Development

The favorable prior period development of $40 million in the quarter ended June 30, 2007, was the net result of several underlying favorable and adverse movements. Amongst these movements was net adverse development of $29 million ($19 million after-tax) on catastrophe losses mainly arising from 2005 hurricanes. This was primarily due to a small number of losses on excess policies that reached settlement in the quarter for amounts in excess of our case reserves prompting an adjustment to our projection of ultimate losses during the quarter ended June 30, 2007. These hurricanes present complex and unique causation and coverage issues. These issues continue to be present and may have a further material adverse impact on our financial results. In the sections following the table below, significant prior period movements within each reporting segment are discussed in more detail.

The following table summarizes prior period development, (favorable) and adverse, by segment and claim-tail attribute for the three and six months ended June 30, 2007 and 2006.

	Long-tail		Short-tail		Specialty		Total		% of net unpaid reserves*
	Three Months Ended June 30		Three Months Ended June 30		Three Months Ended June 30		Three Months Ended June 30		Three Months Ended June 30
	2007	2006	2007	2006	2007	2006	2007	2006	2007	2006
	(in millions of U.S. dollars, except for percentages)
Insurance – North American	$5	$17	$(24)	$9	$13	$(15)	$(6)	$11	0.0%	0.1%
Insurance – Overseas General	(4)	3	(21)	(31)	(6)	7	(31)	(21)	0.5%	0.4%
Global Reinsurance	2	1	(2)	(2)	(3)	(3)	(3)	(4)	0.1%	0.2%

Total	$3	$21	$(47)	$(24)	$4	$(11)	$(40)	$(14)	0.2%	0.1%

			Short-tail**						% of net unpaid
	Long-tail Six Months Ended June 30		Six Months Ended June 30		Specialty** Six Months Ended June 30		Total Six Months Ended June 30		reserves* Six Months Ended June 30
	2007	2006	2007	2006	2007	2006	2007	2006	2007	2006
	(in millions of U.S. dollars, except for percentages)
Insurance – North American	$1	$19	$23	$(35)	$(20)	$31	$4	$15	0.0%	0.1%
Insurance – Overseas General	1	23	(47)	(90)	(6)	7	(52)	(60)	0.8%	1.1%
Global Reinsurance	3	(2)	(2)	12	(11)	(11)	(10)	(1)	0.4%	0.0%

Total	$5	$40	$(26)	$(113)	$(37)	$27	$(58)	$(46)	0.3%	0.2%

*	Calculated based on segment beginning of period net unpaid loss and loss expense reserves.
**	We reclassified $46 million from short-tail to specialty for Insurance – North American in the three months ended March 31, 2006.

Insurance – North American

Insurance – North American experienced $6 million of net favorable prior period development and $4 million of net adverse prior period development in the three and six months ended June 30, 2007, respectively, compared with net adverse prior period development of $11 million and $15 million in the three and six months ended June 30, 2006, respectively. The net prior period development for the quarter ended June 30, 2007, was the net result of several underlying adverse and favorable movements. The largest adverse movements follow:

•	Short-tail development on the 2005 accident year hurricanes in the amount of $29 million (noted above).

•	Two long-tail workers’ compensation portfolios in the amount of $18 million:

•

The first portfolio, a runoff book of first dollar workers’ compensation written through a managing general agent, impacted the 2000-2003 accident years. During the latter half of 2006 and into the first half of 2007, all open claim files were reviewed on this portfolio and adjustments to case reserves were recorded. This claims activity was greater than our expectations leading to a $6 million increase in our estimates of ultimate claims.

•

The second portfolio was our high deductible workers’ compensation business where we experienced adverse development of $12 million for the 2005 and prior accident years. This adverse development was due to unfavorable trends in allocated claims expense, primarily in the 2002 – 2004 accident years. Allocated claims expense includes costs directly attributable to claims such as claim service and legal costs. Since this portfolio is in excess of deductibles, as the accident years mature, we have been assigning greater credibility towards experience-based methods and away from the expected loss ratio method. The loss development approaches, while highly leveraged, indicate higher allocated claims cost than our initial expectations.

•

Based on an appeals court ruling rendered during the quarter ended June 30, 2007, our liabilities for future costs for two related specialty claims from a runoff financial guaranty program were re-evaluated and increased by $20 million.

The most significant items of favorable prior period development follow:

•

Favorable development of $52 million arising from ACE USA’s national accounts workers’ compensation business, primarily for the 2006 accident year. Reported losses for large claims including multi-claimant industrial accidents on our high deductible and excess business have been better than expected to date and in the quarter ended June 30, 2007.

•

Favorable development on national accounts long-tail casualty lines of $21 million for the 2002-2004 accident years. This business is generally written excess of a self insured retention or deductible and therefore, losses tend to be slow to emerge and develop. Loss activity over the last 12 months has been favorable relative to expectations and as the loss history matures and gains credibility, we have assigned greater weight towards experience-based methods than expected loss ratio method.

•

Settlements of $5 million relating to the 2006 crop year in our crop/hail specialty product line. This prior period crop/hail movement was the direct result of the loss amounts in current loss reports issued during the second quarter of 2007 being lower than our preliminary estimate.

The net prior period development for the quarter ended June 30, 2006, was the net result of several underlying favorable and adverse movements, the most significant of which follow:

•

Favorable development of $12 million on lines with short-tail and specialty exposures (property, workers’ compensation CAT and crop/hail) identified as part of our standard quarterly reserving process. This movement was primarily due to the following:

•	Increases in the estimate of ultimate losses on catastrophes from the 2005 accident year of $60 million.

•

Favorable development of $51 million on ACE USA’s workers’ compensation short-tail catastrophe and industrial accident exposure primarily arising from accident years 2004 and 2005, following the review of reported loss experience relative to expectations.

•	Favorable development on specialty crop/hail business of $14 million due to recording of the final settlement of the 2005 crop year results. This was previously classified as short-tail business.

•	Adverse development of $21 million on long-tail business driven by the following major changes:

•	Adverse development of $10 million due to higher than anticipated loss emergence on two run-off programs of workers’ compensation written by ACE Westchester Specialty prior to 2003.

•	Adverse development of $11 million on the Bermuda directors and officers liability book due primarily to a case estimate increase on a single claim from the 2002 accident year.

Insurance – Overseas General

Insurance – Overseas General experienced $31 million and $52 million of net favorable prior period development in the three and six months ended June 30, 2007, respectively, compared with net favorable prior period development of $21 million and $60 million in the three and six months ended June 30, 2006, respectively. The net prior period development for the quarter ended June 30, 2007, was the net result of several underlying favorable and adverse movements, the most significant of which follow:

•

Favorable prior period development of $21 million on short-tail property and fire lines primarily in accident year 2006 in Europe. The length of the payment and reporting patterns for the short-tail property and fire lines is such that a reasonable determination of the prior accident year can be made after six months. The favorable development in the quarter arose on the 2006 accident year and was driven by lower than anticipated frequency and severity of late reported property claims that emerged during the quarter and favorable development and settlement of several previously reported large losses.

•

Favorable prior period development of $10 million in marine, primarily in accident years 1999-2002 in ACE Global Markets. This favorable prior period development was largely driven by the settlement and resulting commutation in the quarter ended June 30, 2007, of several legacy underwriting agreements on terms better than those used to establish the held reserves.

•

Favorable prior period development of $6 million in A&H primarily in accident years 2005 and 2006 in Europe. This favorable prior period development followed the completion of our quarterly reserve analysis and was driven by better than expected loss experience relative to prior reserving assumptions. The favorable experience arose in direct marketing and group A&H businesses across several countries with no particular underlying trend identifiable.

•	Adverse prior period development of $5 million in ACE Global Markets aviation driven primarily by case reserve deterioration in the quarter on a single large event in accident year 2006.

The last three items are all included in specialty lines.

The net prior period development for the quarter ended June 30, 2006 was the net result of several underlying favorable and adverse movements, the most significant of which follow:

•

Favorable prior period development of $30 million on property lines primarily from the 2005 accident year. Of this amount $16 million was related to ACE International business and can be attributed to better than expected loss emergence. The remainder is in respect of ACE Global Markets business and was largely due to case estimate reductions on 2005 catastrophe claims.

•	Adverse prior period development of $9 million on aviation and A&H. These movements were the result of reserve strengthening for specific programs.

Global Reinsurance

Global Reinsurance experienced $3 million and $10 million of net favorable prior period development in the three and six months ended June 30, 2007, respectively, compared with net favorable prior period development of $4 million and $1 million in the three and six months ended June 30, 2006, respectively. The net prior period development for the quarter ended June 30, 2007, was the net result of several underlying favorable and adverse movements:

•

The largest favorable movement was related to short-tail and specialty lines of $9 million in years 2006 and prior as a result of claims closing or better than expected claims development in recent quarters.

•	The largest adverse prior period movements follow:

•	Adverse movement of $3 million for long-tail business in the 2002 year due to worse than expected claims development over the last few quarters.

•	Adverse movement of $3 million from short-tail and specialty business in years 2003 and 2006 due to specific large claims.

The net prior period development for the quarter ended June 30, 2006, was the net result of several underlying favorable and adverse movements. These movements were identified as part of our standard quarterly reserving process and were generally in the order of $1 million to $2 million across a wide range of business areas, mostly relating to short-tail exposures.

Segment Operating Results – Three and Six Months Ended June 30, 2007 and 2006

The discussions that follow include tables which show segment operating results for the three and six months ended June 30, 2007 and 2006. In presenting our segment operating results, we have discussed our performance with reference to underwriting results, which is not a measure under generally accepted accounting principles in the U.S. (GAAP). We consider this measure, which may be defined differently by other companies, to be important in understanding our overall results of operations. Underwriting results are calculated by subtracting losses and loss expenses, life and annuity benefits, policy acquisition costs, and administrative expenses from net premiums earned. We use underwriting results and operating ratios to monitor the results of our operations without the impact of certain factors, including net investment income, other (income) expense, interest expense, income tax expense, and net realized gains (losses). We believe the use of this measure enhances the understanding of our results of operations by highlighting the underlying profitability of our insurance business. Underwriting results should not be viewed as a substitute for measures determined in accordance with GAAP.

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

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
	(in millions of U.S. dollars)
Net premiums written	$1,497	$1,502	$3,011	$3,005
Net premiums earned	1,455	1,367	2,994	2,701
Losses and loss expenses	1,016	966	2,127	1,882
Policy acquisition costs	128	122	244	266
Administrative expenses	130	125	263	241

Underwriting income	$181	$154	$360	$312

Net investment income	257	212	498	415
Net realized gains (losses)	15	(32)	52	(38)
Other (income) expense	1	1	10	—
Income tax expense	115	95	243	189

Net income	$337	$238	$657	$500

Loss and loss expense ratio	69.8%	70.7%	71.1%	69.7%
Policy acquisition cost ratio	8.8%	8.9%	8.1%	9.9%
Administrative expense ratio	8.9%	9.1%	8.8%	8.9%

Combined ratio	87.5%	88.7%	88.0%	88.5%

Net premiums written for the Insurance – North American segment were stable in the three and six months ended June 30, 2007, compared with the prior year periods. ACE USA, the U.S.-based retail division, was the only operation in this segment to report growth in overall net premiums written in the first half of 2007. ACE USA’s growth for the quarter ended June 30, 2007, was primarily driven by increased production in the large account risk management unit and specialty casualty (professional risk, custom casualty, environmental , and construction) and energy lines. For the six months ended June 30, 2007, the increase in ACE USA’s net premiums written was primarily driven by a large assumed loss portfolio contract written during the first quarter of 2007. These increases were partially offset by our decision to curtail middle market workers’ compensation writings in response to unfavorable market conditions. ACE Westchester Specialty, the wholesale operation, reported decreases in net premiums written, primarily due to competitive conditions for new and renewal business in casualty lines, particularly construction industry related accounts. The declines in casualty lines were partially offset by increased crop/hail production as a result of higher commodity prices. ACE Bermuda reported decreases in net premiums written primarily due to a decline in assumed loss portfolio business and, to a lesser extent, excess liability and professional lines. ACE USA writes assumed loss portfolio contracts which are typically low in volume and large in monetary value and can be material with respect to a period’s operating results. Premiums written associated with these transactions in any one period are not necessarily indicative of premiums to be written in future periods. ACE Bermuda no longer writes these contracts.

The following two tables provide a line of business and entity/divisional breakdown of Insurance – North American’s net premiums earned for the periods indicated.

	Three Months Ended June 30				Six Months Ended June 30
	2007	% of total	2006	% of total	2007	% of total	2006	% of total
	(in millions of U.S. dollars, except for percentages)
Property and all other	$341	23%	$284	21%	$629	21%	$551	20%
Casualty	1,054	72%	1,033	75%	2,249	75%	2,051	76%
Personal accident (A&H)	60	5%	50	4%	116	4%	99	4%

Net premiums earned	$1,455	100%	$1,367	100%	$2,994	100%	$2,701	100%

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
	(in millions of U.S. dollars)
ACE USA	$1,016	$915	$2,152	$1,813
ACE Westchester Specialty	342	332	646	650
ACE Bermuda	97	120	196	238

Net premiums earned	$1,455	$1,367	$2,994	$2,701

ACE USA’s net premiums earned increased 11 percent and 19 percent in the three and six months ended June 30, 2007, respectively, compared with the prior year periods. The increases were primarily driven by the assumed loss portfolio contract noted above, as well as higher production and net retention ratio in the large account risk management unit, new business in the energy unit, and growth in specialty casualty lines including professional risk, umbrella excess, custom casualty, and environmental. ACE USA’s curtailment of middle market workers’ compensation business partially offset these increases. ACE Westchester Specialty’s net premiums earned increased three percent in the quarter ended June 30, 2007, and decreased one percent in the six months ended June 30, 2007, compared with the prior year periods. Production in casualty lines has declined in the first half of 2007, compared with the prior year period, offset by growth in crop/hail business during the quarter ended June 30, 2007. ACE Bermuda’s net premiums earned decreased 19 percent and 18 percent in the three and six months ended June 30, 2006, respectively, compared with the prior year periods, primarily due to a decrease in assumed loss portfolio business.

Insurance – North American’s reported loss and loss expense ratio was stable in the three and six months ended June 30, 2007, compared with the prior year periods. The following table shows the impact of catastrophe losses and prior period development on our loss and loss expense ratio for the periods indicated.

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Loss and loss expense ratio, as reported	69.8%	70.7%	71.1%	69.7%
Catastrophe losses	(1.1)%	—	(0.6)%	—
Prior period development	0.4%	(0.8)%	(0.1)%	(0.6)%

Loss and loss expense ratio, adjusted	69.1%	69.9%	70.4%	69.1%

Insurance – North American recorded net catastrophe losses of $16 million in the three and six months ended June 30, 2007, compared with $nil in the prior year periods. The catastrophe losses incurred during the quarter ended June 30, 2007, were primarily related to floods in the U.S. Insurance – North American incurred net favorable prior period development of $6 million in the three months ended June 30, 2007, and net unfavorable prior period development of $4 million in the six months ended June 30, 2007. This compares with net unfavorable prior period development of $11 million and $15 million in the three and six months ended June 30, 2006, respectively. Refer to “Prior Period Development” for more detail. During the quarter ended June 30, 2007, we had a $16 million release for a bad debt provision, principally for a specific reinsurance recoverable we now expect to collect. The loss and loss expense ratio for the six months ended June 30, 2007, was also impacted by the aforementioned assumed loss portfolio contract, which was written at a higher loss ratio compared with other types of business.

Insurance – North American’s policy acquisition cost ratio decreased in the three and six months ended June 30, 2007, compared with the prior year periods. This decrease was primarily related to the reductions in policy acquisition costs at ACE USA and ACE Westchester Specialty during the first quarter of 2007. The decline in the policy acquisition cost ratio at ACE USA reflects lower net commission costs due to higher ceding commissions, as well as lower premium taxes due to reassessment of obligations for premium-based assessments and guaranty funds. In addition, the assumed loss portfolio transfer contract, noted above, incurred low acquisition costs, which is typical for these transactions. For ACE Westchester Specialty, the decline in the policy acquisition cost ratio was due to lower profit share commissions on crop business.

Administrative expenses increased in the three and six months ended June 30, 2007, compared with the prior year periods. The increases were primarily due to increased staffing costs at ACE USA, as well as lower net profits for ACE USA’s ESIS operation (third party claim services), which we include in administrative expenses. In addition, for ACE USA, the quarter ended June 30, 2006, was favorably impacted by recoveries relating to amounts previously written off. The administrative expense ratio decreased due to the impact of the increase in net premiums earned outpacing the increased administrative expenses, primarily reflecting the large assumed loss portfolio contract.

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

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
	(in millions of U.S. dollars)
Net premiums written	$1,166	$1,083	$2,358	$2,229
Net premiums earned	1,141	1,086	2,253	2,125
Losses and loss expenses	614	585	1,178	1,151
Policy acquisition costs	230	219	454	413
Administrative expenses	162	152	324	297

Underwriting income	$135	$130	$297	$264

Net investment income	111	91	215	176
Net realized gains (losses)	(27)	4	(53)	8
Other (income) expense	1	—	4	6
Income tax expense	58	44	98	100

Net income	$160	$181	$357	$342

Loss and loss expense ratio	53.9%	53.8%	52.3%	54.2%
Policy acquisition cost ratio	20.1%	20.1%	20.1%	19.4%
Administrative expense ratio	14.2%	14.1%	14.4%	14.0%

Combined ratio	88.2%	88.0%	86.8%	87.6%

Insurance – Overseas General’s net premiums written increased eight percent and six percent in the three and six months ended June 30, 2007, respectively, compared with the prior year periods. Foreign exchange accounted for most of this growth as both the euro and the pound sterling strengthened significantly relative to the U.S. dollar in the first half of 2007. ACE International continues to experience growth in its A&H customer base in virtually all of its regions of operation, partially offset by decreased P&C volume in the U.K. and Asia Pacific due to competitive conditions for new accounts and adverse pricing on renewal business. ACE International’s P&C business has been experiencing modest growth in continental Europe and Latin America during the first half of 2007. ACE Global Markets reported increased reinsurance costs combined with rate decreases due to competition for aviation, property, and financial lines, partially offset by increased production in energy and A&H lines.

The following two tables provide a line of business and entity/divisional breakdown of Insurance – Overseas General’s net premiums earned for the periods indicated.

	Three Months Ended June 30				Six Months Ended June 30
	2007	% of total	2006	% of total	2007	% of total	2006	% of total
	(in millions of U.S. dollars, except for percentages)
Property and all other	$422	37%	$402	37%	$824	37%	$780	37%
Casualty	359	31%	377	35%	731	32%	751	35%
Personal accident (A&H)	360	32%	307	28%	698	31%	594	28%

Net premiums earned	$1,141	100%	$1,086	100%	$2,253	100%	$2,125	100%

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
	(in millions of U.S. dollars)
ACE Europe	$490	$469	$960	$889
ACE Asia Pacific	152	144	306	292
ACE Far East	92	91	181	182
ACE Latin America	159	129	311	253

ACE International	893	833	1,758	1,616
ACE Global Markets	248	253	495	509

Net premiums earned	$1,141	$1,086	$2,253	$2,125

Insurance – Overseas General’s net premiums earned increased five percent and six percent in the three and six months ended June 30, 2007, respectively, compared with the prior year periods, primarily due to the impact of foreign exchange. Over the past several quarters, this segment has experienced growth in A&H business, offset by weak market conditions for U.K. P&C business and higher reinsurance costs for certain lines.

ACE International’s net premiums earned increased seven percent and nine percent in the three and six months ended June 30, 2007, respectively, compared with the prior year periods, primarily due to the impact of foreign exchange. Generally, in the U.K., competition for P&C business has put pressure on rates, terms, and conditions, while A&H business in Europe has increased. ACE Asia Pacific and ACE Latin America reported increases in net premiums earned primarily driven by solid growth in A&H business. These regions have been successfully utilizing unique and innovative distribution channels to grow their A&H customer base. ACE Latin America has also been experiencing growth in its P&C business. ACE Global Markets’ net premiums earned decreased two percent and three percent in the three and six months ended June 30, 2007, respectively, compared with the prior year periods, primarily due to decreased production, higher reinsurance costs, and changes in business mix (growth of energy lines, which earns slower than other types of business).

Insurance – Overseas General conducts business internationally and in most major foreign currencies. The following table summarizes the approximate effect of changes in foreign currency exchange rates on the growth of net premiums written and earned for the periods indicated.

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Net premiums written:
Growth in original currency	2.1%	—
Foreign exchange effect	5.6%	5.8%

Growth as reported in U.S. dollars	7.7%	5.8%

Net premiums earned:
Growth in original currency	(0.8)%	0.5%
Foreign exchange effect	5.8%	5.6%

Growth as reported in U.S. dollars	5.0%	6.1%

Insurance – Overseas General’s reported loss and loss expense ratio was stable in the three months ended June 30, 2007, and decreased in the six months ended June 30, 2007, compared with the prior year periods. The following table shows the impact of catastrophe losses and prior period development on our loss and loss expense ratio for the periods indicated.

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Loss and loss expense ratio, as reported	53.9%	53.8%	52.3%	54.2%
Catastrophe losses	(4.8)%	—	(3.1)%	—
Prior period development	2.7%	1.9%	2.3%	2.8%

Loss and loss expense ratio, adjusted	51.8%	55.7%	51.5%	57.0%

Insurance – Overseas General recorded net catastrophe losses of $58 million and $73 million in the three and six months ended June 30, 2007, respectively, compared with $nil in the prior year periods. The catastrophe losses incurred during the quarter ended June 30, 2007, were primarily related to floods in the U.K. and Australia. For the six months ended June 30, 2007, net catastrophe losses also include the impact of European windstorm Kyrill. Insurance – Overseas General experienced net favorable prior period development of $31 million and $52 million in the three and six months ended June 30, 2007, respectively, compared with net favorable prior period development of $21 million and $60 million, respectively, in the prior year periods. Refer to “Prior Period Development” for more detail. The remaining decreases to the loss and loss expense ratio were a result of favorable current accident year experience at ACE International and ACE Global Markets.

Insurance – Overseas General’s policy acquisition cost ratio was impacted by the continued growth of A&H business, which generally incurs higher acquisition costs relative to other types of business. This impact on the segment’s policy acquisition costs was tempered by increased ceding commissions on political, financial, and energy lines at ACE Global Markets. Insurance – Overseas General’s administrative expenses increased in the three and six months ended June 30, 2007, compared with the prior year periods. This increase was primarily due to costs associated with ACE International’s entrance into emerging markets, specifically Eastern Europe and the Middle East, and spending in support of growth at Asia Pacific.

Global Reinsurance

The Global Reinsurance segment represents ACE’s reinsurance operations, comprising ACE Tempest Re Bermuda, ACE Tempest Re USA, ACE Tempest Re Europe, and ACE Tempest Re Canada. Global Reinsurance markets its reinsurance products worldwide under the ACE Tempest Re brand name and provides a broad range of coverages to a diverse array of primary P&C companies.

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
	(in millions of U.S. dollars)
Net premiums written	$332	$415	$808	$1,015
Net premiums earned	325	387	668	758
Losses and loss expenses	163	197	348	394
Policy acquisition costs	64	82	130	156
Administrative expenses	16	18	33	32

Underwriting income	$82	$90	$157	$176

Net investment income	66	55	132	103
Net realized gains (losses)	(7)	(3)	(1)	(9)
Other (income) expense	2	2	3	5
Income tax expense	7	8	14	20

Net income	$132	$132	$271	$245

Loss and loss expense ratio	50.1%	51.0%	52.0%	52.0%
Policy acquisition cost ratio	19.9%	21.2%	19.5%	20.6%
Administrative expense ratio	5.0%	4.6%	5.0%	4.2%

Combined ratio	75.0%	76.8%	76.5%	76.8%

Global Reinsurance’s net premiums written decreased 20 percent in the three and six months ended June 30, 2007, compared with the prior year periods. For the three and six months ended June 30, 2007, Global Reinsurance reported decreased net premiums written due to declines in production as clients generally opted to increase risk retention, which resulted in increased competition and lower prices. This decrease was partially offset by favorable rates during the June renewal period for ACE Tempest Re Bermuda.

The following two tables provide a line of business and entity/divisional breakdown of Global Reinsurance’s net premiums earned for the periods indicated.

	Three Months Ended June 30				Six Months Ended June 30
	2007	% of total	2006	% of total	2007	% of total	2006	% of total
	(in millions of U.S. dollars, except for percentages)
Property and all other	$72	22%	$92	24%	$148	22%	$179	23%
Casualty	171	53%	209	54%	351	53%	408	54%
Property catastrophe	82	25%	86	22%	169	25%	171	23%

Net premiums earned	$325	100%	$387	100%	$668	100%	$758	100%

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
	(in millions of U.S. dollars)
ACE Tempest Re Bermuda	$87	$88	$175	$174
ACE Tempest Re USA	177	231	364	446
ACE Tempest Re Europe	60	68	127	138
ACE Tempest Re Canada	1	—	2	—

Net premiums earned	$325	$387	$668	$758

Global Reinsurance’s net premiums earned decreased 16 percent and 12 percent in the three and six months ended June 30, 2007, respectively, compared with the prior year periods. ACE Tempest Re Bermuda reported stable net premiums earned as the decline in production in the first half of 2007 was offset by earnings on property catastrophe premiums written in 2006. ACE Tempest Re USA’s decrease was a result of a decrease in quota-share net premiums written in 2006 and the first half of 2007. ACE Tempest Re Europe reported a decline in net premiums earned, primarily due to reduced production in 2006 and the first half of 2007. ACE Tempest Re Canada commenced writing business in 2007.

The following table shows the impact of catastrophe losses and prior period development on our reported loss and loss expense ratio for the periods indicated.

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Loss and loss expense ratio, as reported	50.1%	51.0%	52.0%	52.0%
Catastrophe losses	(2.1)%	(0.5)%	(4.0)%	(0.7)%
Prior period development	1.0%	1.1%	1.6%	0.2%

Loss and loss expense ratio, adjusted	49.0%	51.6%	49.6%	51.5%

Global Reinsurance reported $7 million and $26 million of net catastrophe losses in the three and six months ended June 30, 2007, respectively. This compares with net catastrophe losses of $2 million and $5 million in the three and six months ended June 30, 2006, respectively. The catastrophe losses incurred during the quarter ended June 30, 2007, were primarily related to floods in the U.K. and Australia. For the six months ended June 30, 2007, net catastrophe losses were primarily related to European windstorm Kyrill. Global Reinsurance incurred net favorable prior period development of $3 million and $10 million in the three and six months ended June 30, 2007, respectively. This compares with net favorable prior period development of $4 million and $1 million in the three and six months ended June 30, 2006, respectively. Refer to “Prior Period Development” for more detail. The remaining decrease in the loss and loss expense ratio was primarily due to changes in the mix of business.

The policy acquisition cost ratio decreased in the three and six months ended June 30, 2007, primarily due to changes in our mix of business as well as lower ceding commissions. The administrative expense ratio increased during the three and six months ended June 30, 2007, due to the decrease in net premiums earned.

Life Insurance and Reinsurance

Life Insurance and Reinsurance includes the operations of ACE Tempest Life Re (ACE Life Re) and ACE International Life (ACE Life). We assess the performance of our life insurance and reinsurance business based on life underwriting income which includes net investment income.

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
	(in millions of U.S. dollars)
Net premiums written	$87	$66	$175	$127
Net premiums earned	87	66	175	127
Life and annuity benefits	33	34	69	62
Policy acquisition costs	12	4	23	10
Administrative expenses	12	8	24	15
Net investment income	14	9	26	19

Life underwriting income	44	29	85	59
Net realized (losses) gains	(1)	(1)	(5)	(9)
Income tax expense (benefit)	1	—	(1)	(1)

Net income	$42	$28	$81	$51

Life underwriting income increased in the three and six months ended June 30, 2007, compared with the prior year periods, due to increased net premiums earned combined with a reduction in the benefit ratio at ACE Life Re. The increase in net premiums earned was primarily due to growth in ACE Life’s Thailand operations as well as the U.S. based traditional life reinsurance business, which was launched in 2006. ACE Life Re’s life and annuity benefits decreased as a percentage of net premiums earned primarily due to more favorable economic conditions in the three and six months ended June 30, 2007, compared with the prior year periods. For more information on minimum benefit guarantees under annuity contracts, refer to Note 8 c) to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Net Investment Income

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
	(in millions of U.S. dollars)
Fixed maturities	$436	$354	$850	$696
Short-term investments	33	30	66	54
Equity securities	20	19	33	29
Other	6	3	13	10

Gross investment income	495	406	962	789
Investment expenses	(24)	(16)	(40)	(30)

Net investment income	$471	$390	$922	$759

Net investment income is influenced by a number of factors including the amounts and timing of inward and outward cash flows, the level of interest rates, and changes in overall asset allocation. Net investment income increased 21 percent in the three and six months ended June 30, 2007, compared with the prior year periods. The increase in net investment income was primarily due to positive operating cash flows which have resulted in a higher overall average invested asset base. The investment portfolio’s average market yield on fixed maturities was 5.7 percent at June 30, 2007 and 2006.

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

The following table presents our pre-tax net realized gains (losses) for the periods indicated.

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
	(in millions of U.S. dollars)
Fixed maturities and short-term investments	$(63)	$(81)	$(84)	$(125)
Equity securities	51	57	85	100
Foreign currency gains (losses)	1	(3)	1	(7)
Other	2	3	12	2
Derivatives:
Equity and fixed income derivatives	(7)	6	(14)	20
Fair value adjustment on insurance derivatives	5	11	5	10

Subtotal derivatives	(2)	17	(9)	30

Total net realized gains (losses)	$(11)	$(7)	$5	$—

For a sensitivity discussion of the effect of changes in interest rates and equity indices on the fair value of derivatives and the resulting impact on our net income, refer to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2006.

We regularly review our investment portfolio for possible impairment based on criteria including economic conditions, credit loss experience, and issuer-specific developments. If there is a decline in a security’s net realizable value, we must determine whether that decline is “temporary” or “other-than-temporary”. The process of determining whether a decline in value is “temporary” or “other-than-temporary” requires considerable judgment and differs depending on whether or not the security is traded on a public market as well as by type of security. We review all of our fixed maturities and equity securities for potential impairment each quarter. Note 6 a) to the Consolidated Financial Statements includes a table which summarizes all of our securities in an unrealized loss position at June 30, 2007. Refer to Note 7 e) to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006, for criteria we consider in assessing potential impairment.

Our net realized gains (losses) in the three and six months ended June 30, 2007, included losses of $16 million and $54 million, respectively, as a result of conditions which caused us to conclude that the decline in fair value was “other-than-temporary”. For the three and six months ended June 30, 2006, these losses amounted to $61 million and $92 million, respectively. A breakdown of “other-than-temporary” impairments is included in Note 6 b) to the Consolidated Financial Statements.

Other Income and Expense Items

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
	(in millions of U.S. dollars)
Equity in net income of partially-owned companies	$(14)	$(16)	$(27)	$(31)
Minority interest expense	1	3	3	8
Federal excise tax	2	1	12	4
Other	7	—	12	2

Other (income) expense	$(4)	$(12)	$—	$(17)

Other income for the three and six months ended June 30, 2007 and 2006, is primarily comprised of our equity in net income of Assured Guaranty (included in equity in net income of partially-owned companies). Other expense items include certain federal excise taxes incurred as a result of capital management initiatives. These transactions are considered capital in nature and are excluded from underwriting results.

Investments

Our investment portfolio is invested primarily in fixed income securities with an average credit quality of AA as rated by the independent investment rating service Standard and Poor’s (S&P). The portfolio is externally managed by independent, professional investment managers. The average duration of our fixed income securities, including the effect of options and swaps, was 3.7 years at June 30, 2007, and 3.3 years at December 31, 2006. We estimate that a 100 basis point increase in interest rates would reduce our book value by approximately $1.3 billion at June 30, 2007. Our “other investments” principally comprise direct investments, investment funds, and limited partnerships. Our exposure to sub-prime mortgages is $280 million, which represents less than one percent of our investment portfolio. We hold no collateralized debt obligations in the portfolio. The sub-prime mortgage portfolio is broadly diversified with over 400,000 loans, and has a short duration of 2.2 years. We have had no impact to-date from problems in this market nor do we expect any. There has been a widening of spreads on these holdings but there has been very little market value impact.

The following table shows the fair value and cost/amortized cost of our invested assets at June 30, 2007 and December 31, 2006.

	June 30, 2007		December 31, 2006
	Fair Value	Cost/ Amortized Cost	Fair Value	Cost/ Amortized Cost
	(in millions of U.S. dollars)
Fixed maturities available for sale	$30,591	$30,847	$28,540	$28,389
Fixed maturities held to maturity	2,957	3,013	3,015	3,047
Short-term investments	2,919	2,919	2,456	2,456

	36,467	36,779	34,011	33,892
Equity securities	1,896	1,522	1,713	1,372
Other investments	934	749	845	661

Total investments	$39,297	$39,050	$36,569	$35,925

The fair value of our total investments increased $2.7 billion during the six months ended June 30, 2007, primarily due to the investment of $2.3 billion of positive cash flows.

The following tables show the market value of our fixed maturities and short-term investments at June 30, 2007, and December 31, 2006. The first table lists investments according to type and the second according to S&P credit rating.

	June 30, 2007		December 31, 2006
	Market Value	Percentage of Total	Market Value	Percentage of Total
	(in millions of U.S. dollars, except for percentages)
Treasury	$1,587	4%	$1,322	4%
Agency	2,117	6%	2,207	7%
Corporate	7,643	21%	7,394	22%
Mortgage-backed securities	12,338	34%	11,346	33%
Asset-backed securities	1,611	4%	2,020	6%
Municipal	1,367	4%	809	2%
Non-U.S.	6,885	19%	6,457	19%
Short-term investments	2,919	8%	2,456	7%

Total	$36,467	100%	$34,011	100%

	June 30, 2007		December 31, 2006
	Market Value	Percentage of Total	Market Value	Percentage of Total
	(in millions of U.S. dollars, except for percentages)
AAA	$24,121	66%	$22,471	66%
AA	3,178	9%	2,725	8%
A	3,902	11%	3,909	12%
BBB	2,841	8%	2,498	7%
BB	948	2%	943	3%
B	1,376	4%	1,365	4%
Other	101	—	100	—

Total	$36,467	100%	$34,011	100%

Reinsurance Recoverable on Ceded Reinsurance

The composition of our reinsurance recoverable at June 30, 2007 and December 31, 2006 is as follows:

	June 30, 2007	December 31, 2006
	(in millions of U.S. dollars)
Reinsurance recoverable on unpaid losses and loss expenses	$13,606	$13,903
Provision for uncollectible reinsurance on unpaid losses and loss expenses	(430)	(394)

Reinsurance recoverable on unpaid losses and loss expenses, net of a provision for uncollectible reinsurance	13,176	13,509
Reinsurance recoverable on paid losses and loss expenses	1,114	1,316
Provision for uncollectible reinsurance on paid losses and loss expenses	(219)	(255)
Reinsurance recoverable on future policy benefits	10	10

Net reinsurance recoverable	$14,081	$14,580

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

Unpaid Losses and Loss Expenses

We establish reserves for the estimated unpaid ultimate liability for losses and loss expenses under the terms of our policies and agreements. These reserves take into account estimates both for claims that have been reported and for incurred but not reported (IBNR) and include estimates of expenses associated with processing and settling claims. The table below presents a roll forward of our unpaid losses and loss expenses for the six months ended June 30, 2007.

	Gross Losses	Reinsurance Recoverable	Net Losses
	(in millions of U.S. dollars)
Balance at December 31, 2006	$35,517	$13,509	$22,008
Losses and loss expenses incurred	4,983	1,330	3,653
Losses and loss expenses paid	(4,474)	(1,701)	(2,773)
Other (including foreign exchange revaluation)	97	38	59

Balance at June 30, 2007	$36,123	$13,176	$22,947

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

	June 30, 2007			December 31, 2006
	Gross	Ceded	Net	Gross	Ceded	Net
	(in millions of U.S. dollars)
Case reserves	$14,998	$5,895	$9,103	$15,592	$6,135	$9,457
IBNR	21,125	7,281	13,844	19,925	7,374	12,551

Total	$36,123	$13,176	$22,947	$35,517	$13,509	$22,008

Asbestos and Environmental (A&E) and Other Run-off Liabilities

Due to timing constraints associated with statutory reporting, this section is presented on a one quarter lag basis.

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

The table below presents a roll forward of our consolidated A&E loss reserves, allocated and unallocated loss expense reserves for A&E exposures, and the provision for uncollectible reinsurance for the quarter ended March 31, 2007.

	Asbestos		Environmental		Total
	Gross	Net	Gross	Net	Gross	Net
	(in millions of U.S. dollars)
Balance at December 31, 2006*	$3,221	$1,611	$489	$433	$3,710	$2,044
Incurred activity	—	—	—	—	—	—
Payment activity	(63)	(19)	(19)	(12)	(82)	(31)
Foreign currency revaluation	—	—	2	—	2	—

Balance at March 31, 2007	$3,158	$1,592	$472	$421	$3,630	$2,013

*	The net balance at December 31, 2006 has been reduced by $50 million of reinsurance recoverable and $25 million of provision for uncollectible reinsurance as these balances were unrelated to A&E exposures.

The A&E net loss reserves including allocated and unallocated loss expense reserves and provision for uncollectible reinsurance at March 31, 2007, of $2.0 billion shown in the above table are comprised of $1.476 billion in reserves held by Brandywine run-off companies, $219 million of reserves held by Westchester Specialty, $175 million of reserves held by ACE Bermuda, $122 million of reserves held by Insurance—Overseas General, and $21 million of reserves held by active ACE USA companies.

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

Reserve Reviews

During 2006, we conducted an internal, ground-up review of our consolidated A&E liabilities as of June 30, 2006. As a result of the internal review, we concluded that our net loss reserves for the Brandywine operations, including A&E, were adequate and, therefore, no change to the carried net reserve was required, while the gross loss reserves increased by approximately $210 million. During the same period as we conducted our internal review, a team of external actuaries performed an evaluation as to the adequacy of the reserves of Century. This external review was conducted in accordance with the Brandywine Restructuring Order, which requires that an external actuarial review of Century’s reserves be completed every two years. The results of the external review were addressed with the Pennsylvania Insurance Department and no changes to statutory-basis loss reserves were deemed necessary. Our A&E reserves are not discounted and do not reflect any anticipated future changes in the legal, social or economic environment, or any benefit from future legislative reforms.

Reserving Considerations

For asbestos, we face claims relating to policies issued to manufacturers, distributors, installers, and other parties in the chain of commerce for asbestos and products containing asbestos. Claims can be filed by individual claimants or group of claimants with the potential for hundreds of individual claimants at one time. Claimants will generally allege damages across an extended time period which may coincide with multiple policies for a single insured. Environmental claims present exposure for remediation and defense costs associated with the contamination of property as a result of pollution. It is common, especially for larger defendants, to be named as a potentially responsible party at multiple sites.

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

The U.S.-based ACE INA companies assumed two contractual obligations in respect of the Brandywine operations in connection with the Restructuring: a dividend retention fund obligation and a surplus maintenance obligation in the form of an aggregate excess of loss reinsurance agreement. In accordance with the Brandywine restructuring order, INA Financial Corporation established and funded a dividend retention fund (the Dividend Retention Fund) consisting of $50 million plus investment earnings. The full balance of the Dividend Retention Fund was contributed to Century as of December 31, 2002. To the extent future dividends are paid by INA Holdings Corporation to its parent, INA Financial Corporation, and to the extent INA Financial Corporation then pays such dividends to INA Corporation, a portion of those dividends must be withheld to replenish the principal of the Dividend Retention Fund to $50 million within five years. In 2006, 2005, and 2004, no such dividends were paid and therefore, no replenishment of the Dividend Retention Fund occurred. The obligation to maintain and to replenish the Dividend Retention Fund as necessary and to the extent dividends are paid is ongoing until ACE INA receives prior written approval from the Pennsylvania Insurance Commissioner to terminate the fund.

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

Effective December 31, 2004, ACE INA Holdings contributed $100 million to Century in exchange for a surplus note. After giving effect to the contribution and issuance of the surplus note, the statutory surplus of Century at March 31, 2007, was $25 million and approximately $346 million in statutory-basis losses were ceded to the Aggregate Excess of Loss Agreement. Century reports the amount ceded under the Aggregate Excess of Loss

Agreement in accordance with statutory accounting principles, which differ from GAAP by, among other things, allowing Century to discount its asbestos and environmental reserves. For GAAP reporting purposes, intercompany reinsurance recoverables related to the Aggregate Excess of Loss Agreement are eliminated upon consolidation. To estimate ACE’s remaining claim exposure under the Aggregate Excess of Loss Agreement under GAAP, we adjust the statutory cession to exclude the discount embedded in statutory loss reserves and we adjust the statutory provision for uncollectible reinsurance to a GAAP basis amount. At March 31, 2007, approximately $654 million in GAAP basis losses were ceded under the Aggregate Excess of Loss Agreement, leaving a remaining limit of coverage under that agreement of approximately $146 million. At December 31, 2006, the remaining limit of coverage under the agreement was also $146 million. While we believe ACE has no legal obligation to fund losses above the Aggregate Excess of Loss Agreement limit of coverage, ACE’s consolidated results would nevertheless continue to report any losses above the limit of coverage for so long as the Brandywine companies remain consolidated subsidiaries of ACE.

Uncertainties Relating to ACE’s Ultimate Brandywine Exposure

In addition to the Dividend Retention Fund and Aggregate Excess of Loss Agreement commitments described above, certain ACE entities are primarily liable for asbestos, environmental, and other exposures that they have reinsured to Century. Accordingly, if Century were to become insolvent and ACE were to lose control of Century, some or all of the recoverables due to these ACE companies from Century could become uncollectible, yet those ACE entities would continue to be responsible to pay claims to their insureds or reinsureds. Under such circumstances, ACE would recognize a loss in its consolidated statement of operations. As of March 31, 2007, the aggregate reinsurance balances ceded by the active ACE companies to Century were approximately $1.5 billion. At March 31, 2007, Century’s carried gross reserves (including reserves ceded by the active ACE companies to Century) were $3.9 billion. We believe the intercompany reinsurance recoverables, which relate to liabilities payable over many years (i.e., 25 years or more), are not impaired at this time. A substantial portion of the liabilities ceded to Century by its affiliates have in turn been ceded by Century to NICO and, as of March 31, 2007, approximately $1.8 billion of cover remains on a paid basis. Should Century’s loss reserves experience adverse development in the future and should Century be placed into rehabilitation or liquidation, the reinsurance recoverables due to Century’s affiliates would be payable only after the payment in full of certain expenses and liabilities, including administrative expenses and direct policy liabilities. Thus, the intercompany reinsurance recoverables would be at risk to the extent of the shortage of assets remaining to pay these recoverables. As of March 31, 2007, reserves ceded by Century to the active ACE companies and other amounts owed to Century by the active ACE companies were approximately $655 million in the aggregate.

Catastrophe Management

We continue to closely monitor our catastrophe accumulation around the world and have significantly reduced our U.S. wind exposure since 2005. Our modeled annual aggregate 1 in 100 year return period U.S. hurricane probable maximum loss, net of reinsurance is approximately $1 billion i.e., there is a one percent chance that ACE’s losses incurred in any year from U.S. hurricanes could be in excess of $1 billion (or approximately seven percent of our total shareholders’ equity at June 30, 2007). We estimate that at such loss levels, aggregate industry losses are approximately $125 billion. If the 2005 hurricanes were to recur, our net losses on an “as-if” basis would be 30 percent lower. ACE’s modeled losses reflect our in-force portfolio and catastrophe reinsurance program as of April 1, 2007. The modeling estimates of both ACE and industry loss levels are inherently uncertain owing to key assumptions. First, while the use of third-party catastrophe modeling packages to simulate hurricane losses is prevalent within the insurance industry, the models are reliant upon significant meteorology and engineering assumptions to estimate hurricane losses. In particular, modeled hurricane events are not always a representation of actual events and ensuing additional loss potential. Second, there is no universal standard in the preparation of insured data for use in the models and the running of the modeling software. Third, we are reliant upon third-party estimates of industry insured exposures and there is significant variation possible around the relationship between ACE’s loss and that of the industry following an event. Fourth, we assume that our reinsurance recoveries following an event are fully collectible. These loss estimates do not represent ACE’s potential maximum exposures and it is highly likely that ACE’s actual incurred losses would vary materially from the modeled estimates.

Liquidity

The payments of dividends or other statutorily permissible distributions from our operating companies are subject to the laws and regulations applicable to each jurisdiction, the need to maintain capital levels adequate to support the insurance and reinsurance operations, as well as financial strength ratings issued by independent rating agencies. During the six months ended June 30, 2007, we were able to meet all of our obligations, including the payment of dividends declared on our Ordinary Shares and Preferred Shares, with our net cash flows and dividends received. We anticipate that positive cash flows from operations (underwriting activities and investment income) should be sufficient to cover cash outflows under most loss scenarios through 2007. Should the need arise, we generally have access to the capital markets and other available credit facilities. At June 30, 2007, our available credit lines totaled $2.8 billion, and usage was $1.7 billion. During the quarter ended June 30, 2007, Syndicate 2488 reduced the letters of credit supporting its Funds at Lloyd’s in line with the requirement promulgated by Lloyd’s. As at June 30, 2007, our Funds at Lloyd’s credit facility was approximately $601 million (£300 million) with usage of approximately $468 million (£234 million).

We assess which subsidiaries to draw dividends from based on a number of factors. Considerations such as regulatory and legal restrictions as well as the subsidiary’s financial condition are paramount to the dividend decision. The legal restrictions on the payment of dividends from retained earnings by our Bermuda subsidiaries are currently satisfied by the share capital and additional paid-in capital of each of the Bermuda subsidiaries. During the six months ended June 30, 2007 and 2006, ACE Bermuda declared and paid dividends of $168 million and $137 million, respectively. We expect that a majority of our cash inflows for the remainder of 2007 will be from our Bermuda subsidiaries.

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

ACE Limited did not receive any dividends from ACE Global Markets or ACE INA during the six months ended June 30, 2007 or 2006. The debt issued by ACE INA to provide partial financing for the ACE INA acquisition and for other operating needs is serviced by statutorily permissible distributions by ACE INA’s insurance subsidiaries to ACE INA as well as other group resources.

Sources of liquidity include cash from operations, routine sales of investments, and financing arrangements. The following is a discussion of our cash flows for the quarters ended June 30, 2007 and 2006.

•

Our consolidated net cash flows from operating activities were $2.4 billion in the six months ended June 30, 2007, compared with $2 billion for the prior year period. These amounts reflect net income for each period, adjusted for non-cash items and changes in working capital. Net income for the six months ended June 30, 2007, was $1.3 billion, compared with $1.1 billion in the prior year period. For the six months ended June 30, 2007, significant adjustments included increases in unpaid losses and loss expenses and unearned premiums of $943 million and a decrease in reinsurance recoverable of $548 million (due to strong collection of recoveries from prior year catastrophe losses). These increases were partially offset by $745 million primarily due to an increase in insurance and reinsurance balances receivable, prepaid reinsurance, and accounts payable.

•

Our consolidated net cash flows used for investing activities were $2.2 billion in the six months ended June 30, 2007, compared with $2.1 billion for the prior year period. For the indicated periods, net investing activities were related principally to net purchases and maturities on the fixed maturities portfolio.

•

Our consolidated net cash flows used for financing activities were $139 million in the six months ended June 30, 2007, compared with net cash flows from financing activities of $165 million the prior year period. Net cash flows used for financing activities in the six months ended June 30, 2007, were primarily related to the payment of dividends on Ordinary Shares. During the first half of 2007, we issued $500 million of long-term debt and also repaid $500 million of matured debt. The prior year period was impacted by net proceeds from issuance of $300 million in long-term debt.

Capital Resources

Capital resources consist of funds deployed or available to be deployed to support our business operations. The following table summarizes the components of our capital resources at June 30, 2007 and December 31, 2006.

	June 30 2007	December 31 2006
	(in millions of U.S. dollars)
Short-term debt	$85	$578
Long-term debt	2,063	1,560

Total debt	2,148	2,138

Trust preferred securities	309	309

Preferred Shares	557	557
Ordinary shareholders’ equity	14,627	13,721

Total shareholders’ equity	15,184	14,278

Total capitalization	$17,641	$16,725

Ratio of debt to total capitalization	12.2%	12.8%
Ratio of debt plus trust preferred securities to total capitalization	13.9%	14.6%

Long-term debt includes $500 million of 5.7 percent senior notes due 2017, issued during the first quarter of 2007. The net proceeds of this issuance, together with available cash, were used to repay $500 million of indebtedness which matured in April 2007 and bore interest at 6.0 percent per year.

Total shareholders’ equity increased $906 million in the six months ended June 30, 2007, primarily due to net income of $1.3 billion, partially offset by unrealized depreciation on our investment portfolio of $331 million, and by dividends declared of $193 million.

On January 12, 2007, and April 13, 2007, we paid dividends of 25 cents per Ordinary Share to shareholders of record on December 29, 2006, and March 30, 2007, respectively. On July 13, 2007, we paid dividends of 27 cents per share to shareholders of record on June 29, 2007. We have paid dividends each quarter since we became a public company in 1993. However, the declaration, payment, and value of future dividends on Ordinary Shares is at the discretion of our Board of Directors and will be dependent upon our profits, financial requirements, and other factors including legal restrictions on the payment of dividends and such other factors as our Board of Directors deems relevant. Dividends on the Preferred Shares are payable quarterly when and if declared by our Board of Directors in arrears on March 1, June 1, September 1, and December 1 of each year. On March 1, and June 1, 2007, we paid a dividend of $4.875 per Preferred Share to shareholders of record on February 28, 2007, and May 31, 2007, respectively.

As part of our capital management program, in November 2001, our Board of Directors authorized the repurchase of any ACE issued debt or capital securities including Ordinary Shares up to $250 million. At June 30, 2007, this authorization had not been utilized. We generally maintain shelf capacity at all times in order to allow capital market access for refinancing as well as for unforeseen capital needs. Consistent with this policy, in 2005, we filed an unlimited shelf registration which expires in December 2008.

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in allowing information required to be disclosed in reports filed under the Securities and Exchange Act of 1934 to be recorded, processed, summarized, and reported within time periods specified in the rules and forms of the SEC and accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

During the quarter ended June 30, 2007, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

While the outcomes of the business litigation involving us cannot be predicted with certainty at this point, we are disputing and will continue to dispute allegations against us that are without merit and believe that the ultimate outcomes of the matters in this category of business litigation will not have a material adverse effect on our financial condition, future operating results, or liquidity, although an adverse resolution of a number of these items could have a material adverse effect on our results of operations in a particular quarter or fiscal year.

Information on the insurance industry investigations and related matters is set forth in Note 8 b) to our Consolidated Financial Statements.

Item 1A. Risk Factors

The following supplements the factors that could have a material impact on our results of operations or financial condition as described under “Risk Factors” in Item 1A. of Part I of our 2006 Annual Report on Form 10-K and under “Risk Factors” in Item 1A. of Part II of our quarterly report on Form 10-Q for the quarter ended March 31, 2007.

We have substantial exposure to losses resulting from natural disasters, man-made catastrophes and other catastrophic events. Catastrophes can be caused by various events, including hurricanes, typhoons, earthquakes, hailstorms, explosions, severe winter weather, fires, war, acts of terrorism, political instability, and other natural or man-made disasters. The incidence and severity of catastrophes are inherently unpredictable and our losses from catastrophes could be substantial. In addition, changing climate conditions, primarily rising global temperatures, may be increasing, or may in the future increase the frequency and severity of natural catastrophes, including weather events, and may create new types of catastrophe losses. The occurrence of claims from catastrophic events is likely to result in substantial volatility in our results of operations or financial condition for any fiscal quarter or year. Increases in the values and concentrations of insured property may increase the severity of these occurrences in the future. Although we attempt to manage our exposure to such events through the use of underwriting controls and purchase of third-party reinsurance, catastrophic events are inherently unpredictable and the actual nature of such events when they occur could be more frequent or severe than contemplated in our pricing and risk management expectations. As a result, the occurrence of one or more catastrophic events could have a material adverse effect on our results of operations or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by the Company of its Ordinary Shares during the three months ended June 30, 2007.

Issuer’s Purchases of Equity Securities

Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan**	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan**
April 1 through April 30	59,736	$54.91	—	$250 million
May 1 through May 31	17,035	$60.62	—	$250 million
June 1 through June 30	2,711	$61.09	—	$250 million

Total	79,482

*	For the three months ended June 30, 2007, this column includes the surrender to the Company of 75,284 Ordinary Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees and the surrender to the Company of 4,198 Ordinary Shares to satisfy the option cost on options exercised.
**	As part of ACE’s capital management program, in November 2001, the Company’s Board of Directors authorized the repurchase of any ACE issued debt or capital securities, including Ordinary Shares, up to $250 million. At June 30, 2007, this authorization had not been utilized.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual General Meeting was held on May 17, 2007.

The following matters were voted on at the Annual General Meeting:

i) The following directors were elected.

	Term Expiring	Shares with Votes in Favor	Shares with Votes Against	Shares with Votes Abstaining
Brian Duperreault	2010	252,761,735	2,710,349	24,127,876
Robert Hernandez	2010	252,553,140	2,908,923	24,137,897
Peter Menikoff	2010	252,579,190	2,722,031	24,298,739
Robert Ripp	2010	252,540,141	2,760,034	24,299,785
Dermot F. Smurfit	2010	252,240,970	3,219,817	24,139,173

The number of broker non-votes was NIL.

The following table lists directors whose terms of office as directors continued after the Annual General Meeting:

Term Expiring
Evan G. Greenberg	2008
John A. Krol	2008
Michael G. Atieh	2009
Mary A. Cirillo	2009
Bruce L. Crockett	2009
Thomas J. Neff	2009
Gary M. Stuart	2009

ii) The appointment of PricewaterhouseCoopers LLP as independent registered public accountants for the Company for the year ended December 31, 2007, was ratified and approved. The holders of 276,130,367 shares voted in favor, 1,898,823 shares voted against and 1,570,770 shares abstained. There were no broker non-votes.

Item 6. Exhibits

10.1	Form of Second Amended and Restated Indemnification Agreement

10.2	First amendment dated June 22, 2007, amending the Credit Agreement dated December 13, 2005, among Australia Holding Pty Limited, ACE Limited, various financial institutions and The Royal Bank of Scotland plc, as agent

10.3	First amendment dated June 22, 2007, amending the unsecured Amended and Restated Reimbursement Agreement dated July 1, 2005, among ACE Limited, certain subsidiaries thereof, various lenders and Wachovia Bank, National Association, as Administrative Agent

10.4	First amendment dated June 22, 2007, amending the secured Amended and Restated Reimbursement Agreement dated July 1, 2005, among ACE Limited, certain subsidiaries thereof, various lenders and Wachovia Bank, National Association, as Administrative Agent

10.5	First amendment dated June 22, 2007, amending the Credit Agreement dated December 13, 2005, among ACE European Holdings No. 2 Limited, ACE Limited, various financial institutions and The Royal Bank of Scotland plc, as agent

10.6	First amendment dated June 22, 2007, amending the Amended and Restated Credit Agreement dated December 15, 2005, among ACE Limited, certain subsidiaries thereof, various lenders and JPMorgan Chase Bank, N.A., as Administrative Agent

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

ACE LIMITED

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACE LIMITED

August 7, 2007	/S/ EVAN G. GREENBERG
Evan G. Greenberg President and Chief Executive Officer

August 7, 2007	/S/ PHILIP V. BANCROFT
Philip V. Bancroft Chief Financial Officer

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	SEC File Reference Number	Filed Herewith
10.1	Form of Second Amended and Restated Indemnification Agreement					X
10.2	First amendment dated June 22, 2007, amending the Credit Agreement dated December 13, 2005, among Australia Holding Pty Limited, ACE Limited, various financial institutions and The Royal Bank of Scotland plc, as agent					X
10.3	First amendment dated June 22, 2007, amending the unsecured Amended and Restated Reimbursement Agreement dated July 1, 2005, among ACE Limited, certain subsidiaries thereof, various lenders and Wachovia Bank, National Association, as Administrative Agent					X
10.4	First amendment dated June 22, 2007, amending the secured Amended and Restated Reimbursement Agreement dated July 1, 2005, among ACE Limited, certain subsidiaries thereof, various lenders and Wachovia Bank, National Association, as Administrative Agent					X
10.5	First amendment dated June 22, 2007, amending the Credit Agreement dated December 13, 2005, among ACE European Holdings No. 2 Limited, ACE Limited, various financial institutions and The Royal Bank of Scotland plc, as agent					X
10.6	First amendment dated June 22, 2007, amending the Amended and Restated Credit Agreement dated December 15, 2005, among ACE Limited, certain subsidiaries thereof, various lenders and JPMorgan Chase Bank, N.A., as Administrative Agent					X
31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.					X
31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.					X
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.					X