Form 10-Q
period 2007-09-30
ACE LTD
filed 2007-11-07
CIK 896159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

                                                         YES  ☐                                                 NO  ☒

The number of registrant’s Ordinary Shares ($0.04 par value) outstanding as of November 2, 2007, was 329,584,513.

ACE LIMITED

ACE LIMITED

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30 2007	December 31 2006
	(in millions of U.S. dollars, except share and per share data)
Assets
Investments
Fixed maturities available for sale, at fair value (amortized cost – $32,619 and $28,389) (includes hybrid financial instruments of $285 and $277)	$32,632	$28,540
Fixed maturities held to maturity, at amortized cost (fair value – $2,966 and $3,015)	2,979	3,047
Equity securities, at fair value (cost – $1,540 and $1,372)	1,866	1,713
Short-term investments, at fair value and amortized cost	2,940	2,456
Other investments (cost – $812 and $661)	1,050	845

Total investments	41,467	36,601
Cash	506	565
Securities lending collateral	2,301	2,171
Accrued investment income	414	352
Insurance and reinsurance balances receivable	3,324	3,580
Reinsurance recoverable	14,218	14,580
Deferred policy acquisition costs	1,138	1,077
Prepaid reinsurance premiums	1,687	1,586
Goodwill	2,731	2,731
Deferred tax assets	1,163	1,165
Investments in partially-owned insurance companies (cost – $732 and $727)	786	789
Other assets	2,219	1,938

Total assets	$71,954	$67,135

Liabilities
Unpaid losses and loss expenses	$36,868	$35,517
Unearned premiums	6,542	6,437
Future policy benefits for life and annuity contracts	527	518
Insurance and reinsurance balances payable	2,592	2,449
Deposit liabilities	355	335
Securities lending payable	2,301	2,171
Payable for securities purchased	2,407	1,286
Accounts payable, accrued expenses, and other liabilities	1,689	1,541
Income taxes payable	174	156
Short-term debt	87	578
Long-term debt	2,068	1,560
Trust preferred securities	309	309

Total liabilities	55,919	52,857

Commitments and contingencies
Shareholders’ equity
Preferred Shares ($1.00 par value, 2,300,000 shares authorized, issued, and outstanding)	2	2
Ordinary Shares ($0.04 par value, 500,000,000 shares authorized; 329,460,367 and 326,455,468 shares issued and outstanding)	14	14
Additional paid-in capital	6,754	6,640
Retained earnings	8,609	6,906
Deferred compensation obligation	4	4
Accumulated other comprehensive income	656	716
Ordinary Shares issued to employee trust	(4)	(4)

Total shareholders’ equity	16,035	14,278

Total liabilities and shareholders’ equity	$71,954	$67,135

See accompanying notes to the interim consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For the three and nine months ended September 30, 2007 and 2006

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
	(in millions of U.S. dollars, except per share data)
Revenues
Gross premiums written	$4,463	$4,297	$13,596	$13,391
Reinsurance premiums ceded	(1,663)	(1,507)	(4,444)	(4,225)

Net premiums written	2,800	2,790	9,152	9,166
Change in unearned premiums	350	298	88	(367)

Net premiums earned	3,150	3,088	9,240	8,799
Net investment income	492	414	1,414	1,173
Net realized gains (losses)	—	(113)	5	(113)

Total revenues	3,642	3,389	10,659	9,859

Expenses
Losses and loss expenses	1,910	1,818	5,563	5,246
Life and annuity benefits	39	29	108	91
Policy acquisition costs	463	437	1,314	1,282
Administrative expenses	358	353	1,070	1,091
Interest expense	44	46	132	134
Other (income) expense	32	(2)	32	(19)

Total expenses	2,846	2,681	8,219	7,825
Income before income tax and cumulative effect of a change in accounting principle	796	708	2,440	2,034
Income tax expense	140	130	434	398

Income before cumulative effect of a change in accounting principle	656	578	2,006	1,636
Cumulative effect of a change in accounting principle	—	—	—	4

Net income	$656	$578	$2,006	$1,640

Other comprehensive income (loss)
Unrealized appreciation (depreciation) arising during the period	218	541	(136)	157
Reclassification adjustment for net realized (gains) losses included in net income	6	82	21	70

	224	623	(115)	227
Change in:
Cumulative translation adjustment	58	15	93	89
Pension liability	(1)	(5)	(3)	(9)

Other comprehensive income (loss), before income tax	281	633	(25)	307
Income tax expense related to other comprehensive income items	(28)	(117)	(23)	(71)

Other comprehensive income (loss)	253	516	(48)	236

Comprehensive income	$909	$1,094	$1,958	$1,876

Basic earnings per share before cumulative effect of a change in accounting principle	$1.98	$1.76	$6.08	$4.98
Cumulative effect of a change in accounting principle	—	—	—	0.01

Basic earnings per share	$1.98	$1.76	$6.08	$4.99

Diluted earnings per share before cumulative effect of a change in accounting principle	$1.95	$1.73	$5.98	$4.91
Cumulative effect of a change in accounting principle	—	—	—	0.01

Diluted earnings per share	$1.95	$1.73	$5.98	$4.92

See accompanying notes to the interim consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the nine months ended September 30, 2007 and 2006

(Unaudited)

	2007	2006
	(in millions of U.S. dollars)
Preferred Shares
Balance – beginning and end of period	$2	$2

Ordinary Shares
Balance – beginning and end of period	14	13

Additional paid-in capital
Balance – beginning of period	6,640	6,569
Net shares redeemed under employee share-based compensation plans	(15)	(13)
Exercise of stock options	54	50
Share-based compensation expense	75	62
Reclassification of unearned stock grant compensation	—	(69)
Cumulative effect of a change in accounting principle	—	(5)

Balance – end of period	6,754	6,594

Unearned stock grant compensation
Balance – beginning of period	—	(69)
Reclassification of unearned stock grant compensation	—	69

Balance – end of period	—	—

Retained earnings
Balance – beginning of period	6,906	4,965
Effect of adoption of FIN 48	(22)	—
Effect of adoption of FAS 155	12	—

Balance – beginning of period, adjusted for effect of adoption of new accounting principles	6,896	4,965
Net income	2,006	1,640
Dividends declared on Ordinary Shares	(260)	(238)
Dividends declared on Preferred Shares	(33)	(33)

Balance – end of period	8,609	6,334

Deferred compensation obligation
Balance – beginning of period	4	6
Increase (decrease) to obligation	—	(1)

Balance – end of period	$4	$5

Accumulated other comprehensive income
Net unrealized appreciation (depreciation) on investments
Balance – beginning of period	$607	$317
Effect of adoption of FAS 155	(12)	—

Balance – beginning of period, adjusted for effect of adoption of new accounting principle	595	317
Change in period, net of income tax benefit (expense) of $10 and $(44)	(105)	183

Balance – end of period	490	500

Cumulative translation adjustments
Balance – beginning of period	165	73
Change in period, net of income tax (expense) benefit of $(35) and $(30)	58	59

Balance – end of period	223	132

Pension liability
Balance – beginning of period	(56)	(58)
Change in period, net of income tax benefit (expense) of $2 and $3	(1)	(6)

Balance – end of period	(57)	(64)

Accumulated other comprehensive income	656	568

Ordinary Shares issued to employee trust
Balance – beginning of period	(4)	(6)
(Increase) decrease in Ordinary Shares	—	1

Balance – end of period	(4)	(5)

Total shareholders’ equity	$16,035	$13,511

See accompanying notes to the interim consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2007 and 2006

(Unaudited)

	2007	2006
	(in millions of U.S. dollars)
Cash flows from operating activities
Net income	$2,006	$1,640
Adjustments to reconcile net income to net cash flows from operating activities:
Net realized (gains) losses	(5)	113
Amortization of premium/discount on fixed maturities	(5)	20
Deferred income taxes	(17)	89
Unpaid losses and loss expenses	958	475
Unearned premiums	(30)	622
Future policy benefits for life and annuity contracts	9	(5)
Insurance and reinsurance balances payable	124	78
Accounts payable, accrued expenses, and other liabilities	73	32
Income taxes payable	(8)	(8)
Insurance and reinsurance balances receivable	303	(321)
Reinsurance recoverable	474	589
Deferred policy acquisition costs	(30)	(126)
Prepaid reinsurance premiums	(58)	(258)
Other	84	361

Net cash flows from operating activities	3,878	3,301

Cash flows used for investing activities
Purchases of fixed maturities available for sale	(35,736)	(31,302)
Purchases of fixed maturities held to maturity	(266)	(447)
Purchases of equity securities	(684)	(585)
Sales of fixed maturities available for sale	29,767	26,171
Sales of equity securities	670	704
Maturities and redemptions of fixed maturities available for sale	2,444	2,467
Maturities and redemptions of fixed maturities held to maturity	320	428
Net payments made on the settlement of investment derivatives	(3)	(5)
Sale of subsidiary (net of cash sold of $372)	—	(372)
Other	(244)	(133)

Net cash flows used for investing activities	(3,732)	(3,074)

Cash flows used for financing activities
Dividends paid on Ordinary Shares	(253)	(230)
Dividends paid on Preferred Shares	(33)	(33)
Repayment of short-term debt	(500)	(300)
Net proceeds from issuance of long-term debt	500	298
Proceeds from exercise of options for Ordinary Shares	54	50
Proceeds from Ordinary Shares issued under ESPP	9	8

Net cash flows used for financing activities	(223)	(207)

Effect of foreign currency rate changes on cash and cash equivalents	18	12

Net (decrease) increase in cash	(59)	32
Cash – beginning of period	565	512

Cash – end of period	$506	$544

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

Accounting for certain hybrid financial instruments

In February 2006, the FASB issued Financial Accounting Standard (FAS) No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140 (FAS 155). FAS 155 permits fair value re-measurement of an entire hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, establishes a requirement to evaluate interests in securitized financial assets for either freestanding derivatives or embedded derivatives requiring bifurcation, narrows the scope exemption applicable to interest-only strips and principal-only strips from FAS 133, and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. In December 2006, the FASB issued implementation guidance, Statement 133 Implementation Issue B40 Embedded Derivatives: Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets (DIG B40), which limits the circumstances in which prepayment risk within a securitized interest would be considered an embedded derivative. To facilitate transition, securitized interests issued before June 30, 2007, containing insignificant embedded derivatives are not subject to paragraph 13(b).

ACE adopted FAS 155, as amended for the FASB implementation guidance DIG B40, as of January 1, 2007. The adoption of FAS 155 did not have a material impact on the Company’s financial condition or results of operations. Upon adopting FAS 155 on January 1, 2007, the Company elected to apply the option provided in

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

FAS 155 related to hybrid financial instruments to $277 million of convertible bond investments within ACE’s available for sale portfolio. Since the convertible bonds were previously carried at fair value, the election did not have an effect on shareholders’ equity. However, the election resulted in a reduction of accumulated other comprehensive income and an increase in retained earnings of $12 million as of January 1, 2007. The $12 million of net unrealized gains is comprised of securities with unrealized gains of $14 million and unrealized losses of $2 million.

To be adopted after September 30, 2007

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

The Company’s 2004 LTIP also provides for grants of restricted stock and restricted stock units. The Company generally grants restricted stock and restricted stock units with a 4-year vesting period, based on a graded vesting schedule. The restricted stock is granted at market close price on the day of grant. On February 28, 2007, the Company granted 1,691,319 shares of restricted stock at a grant date fair value of $56.14. Each restricted stock unit represents the Company’s obligation to deliver to the holder one share of Ordinary Shares upon vesting. On February 28, 2007, the Company awarded 106,160 restricted stock units to officers of the Company and its subsidiaries with a grant date fair value of $56.14.

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

The Insurance – North American segment comprises the P&C operation in the U.S., Canada, and Bermuda. This segment includes the operations of ACE USA (including ACE Canada), ACE Westchester Specialty, ACE Bermuda, and various run-off operations. ACE USA provides a broad range of P&C insurance and reinsurance products to a diverse group of commercial and non-commercial enterprises and consumers. These products include general liability, excess liability, property, workers’ compensation, automobile liability, professional lines, medical liability, aerospace, A&H coverages, as well as claims and risk management products and services. The financial solutions business includes insurance and reinsurance solutions to complex risks that generally cannot be adequately addressed by the traditional insurance marketplace. It consists of securitization and risk trading, finite and structured risk products, and retroactive contracts in the form of loss portfolio transfers. ACE Westchester Specialty focuses on the wholesale distribution of excess, surplus, and specialty P&C products, as well as the retail and wholesale distribution of specialty inland marine products. ACE Bermuda provides commercial insurance products to a global client base, covering risks that are generally low in frequency and high in severity. The run-off operations include Brandywine Holdings Corporation, Commercial Insurance Services, residual market workers’ compensation business, pools and syndicates not attributable to a single business group, the run-off of open market facilities, and other exited lines of business. Run-off operations do not actively sell insurance products, but are responsible for the management of existing policies and related claims.

The Insurance – Overseas General segment consists of ACE International (excluding its life insurance business) and the wholesale insurance operations of ACE Global Markets. The segment has four regions of operations: the ACE European Group (which is comprised of ACE Europe and ACE Global Markets branded business), ACE Asia Pacific, ACE Far East, and ACE Latin America. ACE International comprises ACE INA’s network of indigenous retail insurance operations, which provide insurance coverage on a world-wide basis. ACE Global Markets comprises our insurance operations within ACE European Group Limited and at Lloyd’s via Syndicate 2488. ACE provides funds at Lloyd’s to support underwriting by Syndicate 2488. The reinsurance operation of ACE Global Markets is included in the Global Reinsurance segment. Companies within the Insurance – Overseas General segment write a variety of insurance products including property, casualty, professional lines (D&O and E&O), marine, energy, aviation, political risk, consumer-oriented products, and A&H (principally accident and supplemental health).

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

Statement of Operations by Segment

For the Three Months Ended September 30, 2007

(in millions of U.S. dollars)

	Insurance – North American	Insurance – Overseas General	Global Reinsurance	Life Insurance and Reinsurance	Corporate and Other	ACE Consolidated
Gross premiums written	$2,708	$1,427	$228	$100	$—	$4,463
Net premiums written	1,449	1,041	215	95	—	2,800
Net premiums earned	1,595	1,141	319	95	—	3,150
Losses and loss expenses	1,138	611	161	—	—	1,910
Life and annuity benefits	—	—	—	39	—	39
Policy acquisition costs	150	240	60	13	—	463
Administrative expenses	129	170	14	13	32	358

Underwriting income (loss)	178	120	84	30	(32)	380

Net investment income	260	116	69	14	33	492
Net realized gains (losses)	29	(5)	25	(51)	2	—
Interest expense	—	—	—	—	44	44
Other (income) expense	1	(12)	—	—	43	32
Income tax expense (benefit)	125	26	11	(3)	(19)	140

Net income (loss)	$341	$217	$167	$(4)	$(65)	$656

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Statement of Operations by Segment

For the Three Months Ended September 30, 2006

(in millions of U.S. dollars)

	Insurance – North American	Insurance – Overseas General	Global Reinsurance	Life Insurance and Reinsurance	Corporate and Other	ACE Consolidated
Gross premiums written	$2,550	$1,387	$291	$69	$—	$4,297
Net premiums written	1,459	978	284	69	—	2,790
Net premiums earned	1,547	1,099	373	69	—	3,088
Losses and loss expenses	1,090	532	196	—	—	1,818
Life and annuity benefits	—	—	—	29	—	29
Policy acquisition costs	142	217	71	7	—	437
Administrative expenses	129	155	16	8	45	353

Underwriting income (loss)	186	195	90	25	(45)	451

Net investment income	228	97	56	11	22	414
Net realized gains (losses)	(34)	(32)	2	(14)	(35)	(113)
Interest expense	—	—	—	—	46	46
Other (income) expense	11	(3)	1	—	(11)	(2)
Income tax expense (benefit)	74	63	9	—	(16)	130

Net income (loss)	$295	$200	$138	$22	$(77)	$578

Statement of Operations by Segment

For the Nine Months Ended September 30, 2007

(in millions of U.S. dollars)

	Insurance – North American	Insurance – Overseas General	Global Reinsurance	Life Insurance and Reinsurance	Corporate and Other	ACE Consolidated
Gross premiums written	$7,566	$4,707	$1,041	$282	$—	$13,596
Net premiums written	4,460	3,399	1,023	270	—	9,152
Net premiums earned	4,589	3,394	987	270	—	9,240
Losses and loss expenses	3,265	1,789	509	—	—	5,563
Life and annuity benefits	—	—	—	108	—	108
Policy acquisition costs	394	694	190	36	—	1,314
Administrative expenses	392	494	47	37	100	1,070

Underwriting income (loss)	538	417	241	89	(100)	1,185

Net investment income	758	331	201	40	84	1,414
Net realized gains (losses)	81	(58)	24	(56)	14	5
Interest expense	—	—	—	—	132	132
Other (income) expense	11	(8)	3	—	26	32
Income tax expense (benefit)	368	124	25	(4)	(79)	434

Net income (loss)	$998	$574	$438	$77	$(81)	$2,006

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Statement of Operations by Segment

For the Nine Months Ended September 30, 2006

(in millions of U.S. dollars)

	Insurance – North American	Insurance – Overseas General	Global Reinsurance	Life Insurance and Reinsurance	Corporate and Other	ACE Consolidated
Gross premiums written	$7,427	$4,456	$1,312	$196	$—	$13,391
Net premiums written	4,464	3,207	1,299	196	—	9,166
Net premiums earned	4,248	3,224	1,131	196	—	8,799
Losses and loss expenses	2,972	1,683	590	—	1	5,246
Life and annuity benefits	—	—	—	91	—	91
Policy acquisition costs	408	630	227	17	—	1,282
Administrative expenses	370	452	48	23	198	1,091

Underwriting income (loss)	498	459	266	65	(199)	1,089

Net investment income	643	273	159	30	68	1,173
Net realized gains (losses)	(72)	(24)	(7)	(23)	13	(113)
Interest expense	—	—	—	—	134	134
Other (income) expense	11	3	6	—	(39)	(19)
Income tax expense (benefit)	263	163	29	(1)	(56)	398
Cumulative effect of a change in accounting principle	—	—	—	—	4	4

Net income (loss)	$795	$542	$383	$73	$(153)	$1,640

Underwriting assets are reviewed in total by management for purposes of decision making. The Company does not allocate assets to its segments.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following tables summarize the net premiums earned of each segment by product offering for the periods indicated.

	Property & All Other	Casualty	Life, Accident & Health	ACE Consolidated
	(in millions of U.S. dollars)
Three Months Ended September 30, 2007
Insurance – North American	$478	$1,054	$63	$1,595
Insurance – Overseas General	427	359	355	1,141
Global Reinsurance	155	164	—	319
Life Insurance and Reinsurance	—	—	95	95

	$1,060	$1,577	$513	$3,150

Three Months Ended September 30, 2006
Insurance – North American	$424	$1,075	$48	$1,547
Insurance – Overseas General	411	380	308	1,099
Global Reinsurance	178	195	—	373
Life Insurance and Reinsurance	—	—	69	69

	$1,013	$1,650	$425	$3,088

Nine Months Ended September 30, 2007
Insurance – North American	$1,107	$3,303	$179	$4,589
Insurance – Overseas General	1,251	1,090	1,053	3,394
Global Reinsurance	472	515	—	987
Life Insurance and Reinsurance	—	—	270	270

	$2,830	$4,908	$1,502	$9,240

Nine Months Ended September 30, 2006
Insurance – North American	$975	$3,126	$147	$4,248
Insurance – Overseas General	1,191	1,131	902	3,224
Global Reinsurance	528	603	—	1,131
Life Insurance and Reinsurance	—	—	196	196

	$2,694	$4,860	$1,245	$8,799

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5. Earnings per share

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
	(in millions of U.S. dollars, except share and per share data)
Numerator:
Net income before cumulative effect of a change in accounting principle	$656	$578	$2,006	$1,636
Dividends on Preferred Shares	(11)	(11)	(33)	(33)

Net income available to holders of Ordinary Shares before cumulative effect of a change in accounting principle	645	567	1,973	1,603
Cumulative effect of a change in accounting principle	—	—	—	4

Net income available to holders of Ordinary Shares	$645	$567	$1,973	$1,607

Denominator:
Denominator for basic earnings per share:
Weighted-average shares outstanding	325,201,688	321,857,427	324,670,960	321,502,413
Denominator for diluted earnings per share:
Share-based compensation plans	5,419,353	4,848,763	5,413,751	5,005,317

Adjusted weighted average shares outstanding and assumed conversions	330,621,041	326,706,190	330,084,711	326,507,730

Basic earnings per share:
Earnings per share before cumulative effect of a change in accounting principle	$1.98	$1.76	$6.08	$4.98
Cumulative effect of a change in accounting principle	—	—	—	0.01

Earnings per share	$1.98	$1.76	$6.08	$4.99

Diluted earnings per share:
Earnings per share before cumulative effect of a change in accounting principle	$1.95	$1.73	$5.98	$4.91
Cumulative effect of a change in accounting principle	—	—	—	0.01

Earnings per share	$1.95	$1.73	$5.98	$4.92

Excluded from adjusted weighted-average shares outstanding and assumed conversions is the impact of securities that would have been anti-dilutive during the respective periods. For the three months ended September 30, 2007 and 2006, the potential anti-dilutive share conversions were 255,163 and 436,205, respectively. For the nine months ended September 30, 2007 and 2006, the potential anti-dilutive share conversions were 268,501 and 360,095, respectively.

6. Investments

a) Gross unrealized loss

As of September 30, 2007, there were 7,566 fixed maturities out of a total of 14,469 fixed maturities in an unrealized loss position. The largest single unrealized loss of the fixed maturities was $1.7 million. There were

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

334 equity securities out of a total of 1,166 equity securities in an unrealized loss position. The largest single unrealized loss in the equity securities was $2.6 million. There were no securities that had been in a loss position for the previous nine consecutive months with a market value of less than 80 percent of amortized cost, or cost for equity securities. Most of the fixed maturities in an unrealized loss position were investment grade securities for which fair value declined due to increases in market interest rates from the date of purchase.

The following tables summarize, for all securities in an unrealized loss position at September 30, 2007, and December 31, 2006 (including securities on loan), the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position.

September 30, 2007	0 - 12 Months		Over 12 Months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of U.S. dollars)
U.S. Treasury and agency	$254	$(2.2)	$146	$(0.4)	$400	$(2.6)
Foreign	4,832	(106.0)	75	(0.5)	4,907	(106.5)
Corporate securities	4,926	(105.3)	365	(5.7)	5,291	(111.0)
Mortgage-backed securities	5,866	(40.6)	685	(10.7)	6,551	(51.3)
States, municipalities, and political subdivisions	707	(8.3)	31	(0.5)	738	(8.8)

Total fixed maturities	16,585	(262.4)	1,302	(17.8)	17,887	(280.2)
Equities	395	(31.8)	—	—	395	(31.8)
Other investments	107	(14.4)	—	—	107	(14.4)

Total	$17,087	$(308.6)	$1,302	$(17.8)	$18,389	$(326.4)

Included in the “0 – 12 Months” and “Over 12 Months” aging categories at September 30, 2007, are fixed maturities held to maturity with combined fair values of $605 million and $1.1 billion, respectively. The associated gross unrealized losses included in the “0 – 12 Months” and “Over 12 Months” aging categories are $5 million and $16 million, respectively.

December 31, 2006	0 - 12 Months		Over 12 Months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of U.S. dollars)
U.S. Treasury and agency	$1,647	$(12.8)	$320	$(4.3)	$1,967	$(17.1)
Foreign	4,289	(50.0)	67	(0.8)	4,356	(50.8)
Corporate securities	3,863	(26.2)	410	(6.9)	4,273	(33.1)
Mortgage-backed securities	3,817	(15.7)	840	(12.7)	4,657	(28.4)
States, municipalities, and political subdivisions	525	(2.7)	31	(0.7)	556	(3.4)

Total fixed maturities	14,141	(107.4)	1,668	(25.4)	15,809	(132.8)
Equities	210	(8.1)	—	—	210	(8.1)
Other investments	8	(2.1)	—	—	8	(2.1)

Total	$14,359	$(117.6)	$1,668	$(25.4)	$16,027	$(143.0)

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

b) Other- than- temporary impairments

The following table shows, for the periods indicated, the losses included in Net realized gains (losses) as a result of conditions which caused the Company to conclude the decline in fair value of certain investments was “other-than-temporary”. The impairments during the nine months ended September 30, 2007, are primarily due to an increase in market interest rates from the date of security purchase.

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
	(in millions of U.S. dollars)
Fixed maturities	$13	$106	$63	$186
Equity securities	5	3	7	9
Other investments	—	—	2	6

Total	$18	$109	$72	$201

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

On April 2, 2007, the Company repaid the $500 million 6.0 percent ACE Limited senior notes due April 2007.

8. Commitments, contingencies, and guarantees

a) Other investments

The Company invests in limited partnerships with a carrying value of $377 million included in Other investments. In connection with these investments, the Company has commitments that may require funding of up to $731 million over the next several years.

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

(iii) Settlement Agreements

On April 25, 2006, ACE reached a settlement with the Attorneys General of New York, Illinois, and Connecticut and the New York Insurance Department pursuant to which ACE received from these authorities an Assurance of Discontinuance (AOD). Under the AOD, these regulators agreed not to file certain litigation against ACE relating to their investigation of certain business practices, and ACE agreed to pay $80 million ($66 million after tax) without admitting any liability, and to adopt certain business reforms. Of that $80 million, $40 million was paid to the three settling Attorneys General as a penalty. The remaining $40 million was placed in a fund allocated for distribution to eligible policyholders who execute a release of certain claims they may have against ACE. Approximately $39 million of this $40 million has been distributed to such policyholders. ACE first may use the sums remaining to settle these or similar types of policyholder claims, and then shall use any sums remaining after such settlements to provide additional amounts to those policyholders who initially executed the release. A total of $80 million was recorded in administrative expenses in the quarter ended March 31, 2006.

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

On October 24, 2007, ACE entered into a settlement agreement with the Attorneys General of Florida, Hawaii, Maryland, Massachusetts, Michigan, Oregon, Texas, West Virginia and the District of Columbia, and the Florida Department of Financial Services and Office of Insurance Regulation. The agreement resolves investigations of ACE's underwriting practices and contingent commission payments. Under the agreement, ACE agreed to pay $4.5 million without admitting any liability, and to keep in place certain business reforms already in effect.

(iv) Business Practice-Related Litigation

ACE, ACE INA Holdings, Inc., and ACE USA, Inc., along with a number of other insurers and brokers, were named in a series of federal putative nationwide class actions brought by insurance policyholders. The Judicial Panel on Multidistrict Litigation (JPML) consolidated these cases in the District of New Jersey. On August 1, 2005, plaintiffs in the New Jersey consolidated proceedings filed two consolidated amended complaints—one concerning commercial insurance and the other concerning employee benefit plans. The employee benefit plans litigation against ACE has been dismissed.

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

On November 29, 2005, ACE and other property and casualty insurer defendants filed motions to dismiss the commercial insurance complaint. On February 13, 2006, plaintiffs filed motions to certify a class in the commercial insurance case (this motion has been fully briefed and is pending). On October 3, 2006, the Court ruled on defendants’ motions and held that the McCarran Ferguson Act did not apply as a defense to the allegations, but the Court also held that plaintiffs had not adequately alleged an antitrust conspiracy or a RICO enterprise and directed plaintiffs to submit supplemental pleadings. Plaintiffs filed their supplemental pleadings on October 25, 2006. On November 30, 2006, defendants filed a renewed motion to dismiss. On April 5, 2007, the Court granted defendants’ renewed motion and dismissed the consolidated complaint without prejudice for failure to state a claim under either the Sherman Act or the RICO statutes. The Court permitted plaintiffs one final opportunity to re-plead and an amended complaint was filed on May 22, 2007. The amended complaint purported to add several new ACE defendants: ACE Group Holdings, Inc., ACE US Holdings, Inc., Westchester Fire Insurance Company, INA Corporation, INA Financial Corporation, INA Holdings Corporation, ACE Property and Casualty Insurance Company, and Pacific Employers Insurance Company. Plaintiffs also added a new antitrust claim against Marsh, ACE, and other insurers based on the same allegations as the other claims but limited to excess casualty insurance. On June 21, 2007, defendants moved to dismiss the amended complaint and moved to strike the new parties that plaintiffs attempted to add to that complaint. The Court granted defendants’ motions to dismiss and dismissed plaintiffs’ antitrust and RICO claims with prejudice on August 31, 2007 and September 28, 2007, respectively. By order dated September 28, 2007, the Court declined to exercise supplemental jurisdiction over plaintiffs’ state law claims and dismissed those claims without prejudice. On October 10, 2007, plaintiffs filed a Notice of Appeal of the antitrust and RICO rulings to the United States Court of Appeals for the Third Circuit.

In New Cingular Wireless Headquarters LLC et al. v. Marsh & McLennan Companies, Inc. et al. (Case No. 06-5120; United States District Court for the District of New Jersey), a non-class-action lawsuit filed in the Northern District of Georgia on April 4, 2006, but later transferred to the District of New Jersey for coordination with the consolidated cases described above, the plaintiffs named the following entities: ACE Ltd., ACE American Ins. Co., ACE USA, Inc., ACE Bermuda Ins. Co. Ltd., Illinois Union Ins. Co., Pacific Employers Ins. Co., and Lloyd’s of London Syndicate 2488 AGM, along with a number of other insurers and brokers. The plaintiffs are insurance policyholders who allege that the defendants conspired to increase premiums and allocate customers through the use of “B” quotes and contingent commissions. The plaintiffs assert the following causes of action against ACE: RICO, federal antitrust law, inducement to breach of fiduciary duty, unjust enrichment, and fraud. All proceedings in this action are stayed pending a ruling by the Court on certain motions in the employee benefits litigation referenced above (in which ACE is not a party). Most of the defendants in this action and the other consolidated actions in the District of New Jersey have asked the Court to continue the stay until the United States Court of Appeals for the Third Circuit rules on plaintiffs’ appeal of the August 31, 2007, and September 28, 2007, antitrust and RICO rulings.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

ACE, ACE INA Holdings, Inc., ACE USA, Inc., and ACE American Insurance Co., along with a number of other insurers and brokers, have been named in Avery Dennison Corp. v. Marsh & McLennan Companies, Inc. et al. (Case No. 07-00757) (filed February 13, 2007, in the District of New Jersey). The allegations in this case are also similar to the allegations in the consolidated federal actions identified above. On April 3, 2007, the court issued an order consolidating this case with the consolidated federal actions identified above. As addressed in the preceding paragraph, all proceedings in this action are currently stayed.

ACE USA, Inc., along with a number of other insurers and Marsh, has been named as a defendant in Henley Management Co., Inc. et al v. Marsh, Inc. et al. (Case No. 07-2389) (filed May 27, 2007, in the District of New Jersey). The allegations in this case are similar to the allegations in the consolidated federal actions identified above. On July 11, 2007, the Court issued an order consolidating this case with the consolidated federal actions. As addressed in the preceding two paragraphs, all proceedings in this action are currently stayed.

Lloyd’s of London Syndicate 2488 AGM, along with a number of other Lloyd’s of London Syndicates and various brokers, has been named as a defendant in two actions: Lincoln Adventures LLC et al. v. Those Certain Underwriters at Lloyd’s, London Members of Syndicates 0033 et al. (Case No. 07-60991) (filed July 13, 2007, in the Southern District of Florida), and Supreme Auto Transport LLC et al. v. Certain Underwriters of Lloyd’s of London, et al. (Case No. 07-6703) (filed July 25, 2007, in the Southern District of New York). The allegations in these putative class-action lawsuits are similar to the allegations in the consolidated federal actions identified above, although these lawsuits focus on alleged conduct within the London insurance market. Both cases have been conditionally transferred to the above-referenced multidistrict litigation in the District of New Jersey. The plaintiffs have opposed the conditional transfer, and the parties are awaiting a final decision from the Judicial Panel on Multidistrict Litigation on this issue.

ACE American Insurance Co., ACE Bermuda Insurance Ltd., and Westchester Surplus Lines Insurance Co., along with a number of other insurers and brokers, have recently been named in Sears, Roebuck & Co. et al. v. Marsh & McLennan Companies, Inc. et al. (Case No. 07-2535) (filed October 12, 2007, in the Northern District of Georgia). The allegations in this case are similar to the allegations in the consolidated federal actions identified above, and this case will likely be consolidated with those actions in the District of New Jersey.

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

ACE American Insurance Co., an ACE subsidiary, has been named in a state court lawsuit in Florida: Office Depot, Inc. v. Marsh & McLennan Companies, Inc. et al. (Case No. 502005CA004396; Circuit Court of the 15th Judicial Circuit in Palm Beach County Florida) (filed June 22, 2005). The allegations in this case are also similar to the allegations in the federal class actions identified above. The trial court originally stayed the Office Depot case pending resolution of the consolidated proceedings in the District of New Jersey. The Florida Court of Appeals recently remanded the case to the trial court with instructions to reconsider whether a stay should be granted. On February 23, 2007, the trial court declined to grant another stay and ordered the defendants to respond to the complaint within the next twenty days. On March 15, 2007, defendants filed a motion to dismiss the complaint. On September 24, 2007, the court denied defendants’ motion to dismiss. Discovery is ongoing.

ACE, ACE American Insurance Co., ACE Property & Casualty Insurance Co., Insurance Company of North America, and Westchester Fire Insurance Co., along with a number of other insurance companies and Marsh,

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

have been named in a state court lawsuit filed by the Ohio Attorney General: State of Ohio, ex. rel. Marc E. Dann, Attorney General v. American Int’l Group, Inc. et al. (Case No 07-633857) (filed August 24, 2007 in the Court of Common Pleas in Cuyahoga County, Ohio). The allegations in this case are similar to the allegations in the federal actions identified above. ACE plans to file a motion to dismiss the complaint on November 16, 2007. Discovery is currently stayed pending the earlier of May 2008 or a ruling on defendants’ motions to dismiss.

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

ACE, ACE USA, Inc., ACE INA Holdings, Inc., and Evan G. Greenberg, as a former officer and director of AIG and current officer and director of ACE, have been named in one or both of two derivative cases brought by certain shareholders of AIG. One of the derivative cases was filed in Delaware Chancery Court, and the other was filed in federal court in the Southern District of New York. The allegations against ACE concern the alleged bid rigging and contingent commission scheme as similarly alleged in the federal commercial insurance cases. Plaintiffs assert the following causes of action against ACE: breach of fiduciary duty, aiding and abetting breaches of fiduciary duties, unjust enrichment, conspiracy, and fraud. AIG appointed a Special Litigation Committee (SLC) to investigate these derivative cases. On June 13, 2007, in the AIG derivative case pending in Delaware Chancery Court, the SLC filed an amended complaint against certain defendants and a motion to terminate certain defendants. Neither ACE nor Evan G. Greenberg was named in either the amended complaint or the motion to terminate. The shareholder plaintiffs have taken the position that their complaint is still operative and proper against ACE, Evan G. Greenberg, and certain other defendants who were not named in the SLC’s amended complaint or motion to terminate. On July 6, 2007, ACE and Evan G. Greenberg each moved to dismiss the shareholders plaintiffs’ complaint. A new complaint was filed on September 28, 2007. The defendants will be filing motions to dismiss on November 9, 2007. The New York action is currently stayed.

In all of the above-referenced lawsuits, plaintiffs seek compensatory and in some cases special damages without specifying an amount. As a result, ACE cannot at this time estimate its potential costs related to these legal

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

9. Taxation

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the adoption of FIN 48, the Company recognized a reduction to opening retained earnings of $22 million. This cumulative effect of adopting FIN 48 is comprised of a $20 million increase in the liability for unrecognized tax benefits and a $2 million after-tax adjustment to interest payable. The Company’s total unrecognized tax benefit as of the adoption date was $196 million. Due primarily to a change in tax regulation during the first quarter, the Company decreased its liability for unrecognized tax benefits in the amount of $31 million during the three months ended March 31, 2007.

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

The Internal Revenue Service has completed examinations of the Company’s federal tax returns for taxable years through 2001. The outcome of the examinations did not have a material effect on the Company’s financial condition or results of operations. The IRS completed its field examination of the Company’s federal tax returns for 2002, 2003, and 2004 during the three months ended September 30, 2007, and has proposed several adjustments principally involving transfer pricing and other insurance related tax deductions. The Company intends to dispute the proposed adjustments at the Appeals Division of the IRS. While it is reasonably possible that a significant increase or decrease in the Company’s unrecognized tax benefits could occur in the next twelve months, given the uncertainty regarding the timing and possible outcomes of the appeals process, a current estimate of the range of reasonably possible changes cannot be made. With few exceptions, the Company’s significant UK subsidiaries remain subject to examination for tax years 2004 and later.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

10. Information provided in connection with outstanding debt of subsidiaries

The following tables present condensed consolidating financial information at September 30, 2007, and December 31, 2006, and for the three and nine months ended September 30, 2007 and 2006, for ACE Limited (the Parent Guarantor) and its “Subsidiary Issuer”, ACE INA Holdings, Inc. The Subsidiary Issuer is an indirect wholly-owned subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings. The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuer.

Condensed Consolidating Balance Sheet at September 30, 2007

(in millions of U.S. dollars)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	ACE Limited Consolidated
Assets
Investments	$86	$20,747	$20,634	$—	$41,467
Cash	1	198	307	—	506
Insurance and reinsurance balances receivable	—	2,717	607	—	3,324
Reinsurance recoverable	—	16,415	(2,197)	—	14,218
Goodwill	—	2,254	477	—	2,731
Investments in subsidiaries	15,939	—	—	(15,939)	—
Due from subsidiaries and affiliates, net	186	(187)	187	(186)	—
Other assets	29	6,638	3,041	—	9,708

Total assets	$16,241	$48,782	$23,056	$(16,125)	$71,954

Liabilities
Unpaid losses and loss expenses	$—	$28,559	$8,309	$—	$36,868
Unearned premiums	—	5,137	1,405	—	6,542
Future policy benefits for life and annuity contracts	—	—	527	—	527
Short-term debt	—	87	—	—	87
Long-term debt	—	1,818	250	—	2,068
Trust preferred securities	—	309	—	—	309
Other liabilities	206	6,177	3,135	—	9,518

Total liabilities	206	42,087	13,626	—	55,919

Total shareholders’ equity	16,035	6,695	9,430	(16,125)	16,035

Total liabilities and shareholders’ equity	$16,241	$48,782	$23,056	$(16,125)	$71,954

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)	Includes ACE Limited parent company eliminations.

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2007

(in millions of U.S. dollars)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	ACE Limited Consolidated
Net premiums written	$—	$1,687	$1,113	$—	$2,800
Net premiums earned	—	1,886	1,264	—	3,150
Net investment income	5	235	252	—	492
Equity in earnings of subsidiaries	668	—	—	(668)	—
Net realized gains (losses)	5	(1)	(4)	—	—
Losses and loss expenses	—	1,256	654	—	1,910
Life and annuity benefits	—	10	29	—	39
Policy acquisition costs and administrative expenses	21	482	325	(7)	821
Interest expense	(5)	42	5	2	44
Other (income) expense	5	3	24	—	32
Income tax expense	1	111	28	—	140

Net income	$656	$216	$447	$(663)	$656

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2006

(in millions of U.S. dollars)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	ACE Limited Consolidated
Net premiums written	$—	$1,537	$1,253	$—	$2,790
Net premiums earned	—	1,757	1,331	—	3,088
Net investment income	(1)	212	203	—	414
Equity in earnings of subsidiaries	647	—	—	(647)	—
Net realized gains (losses)	(34)	(50)	(29)	—	(113)
Losses and loss expenses	—	1,132	686	—	1,818
Life and annuity benefits	—	4	25	—	29
Policy acquisition costs and administrative expenses	34	439	323	(6)	790
Interest expense	(1)	42	(2)	7	46
Other (income) expense	—	5	(7)	—	(2)
Income tax expense	1	90	39	—	130

Net income	$578	$207	$441	$(648)	$578

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)	Includes ACE Limited parent company eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2007

(in millions of U.S. dollars)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	ACE Limited Consolidated
Net premiums written	$—	$5,382	$3,770	$—	$9,152
Net premiums earned	—	5,379	3,861	—	9,240
Net investment income	14	691	709	—	1,414
Equity in earnings of subsidiaries	2,055	—	—	(2,055)	—
Net realized gains (losses)	14	(13)	4	—	5
Losses and loss expenses	—	3,549	2,014	—	5,563
Life and annuity benefits	—	27	81	—	108
Policy acquisition costs and administrative expenses	71	1,317	1,018	(22)	2,384
Interest expense	(6)	123	9	6	132
Other (income) expense	10	13	9	—	32
Income tax expense	2	362	70	—	434

Net income	$2,006	$666	$1,373	$(2,039)	$2,006

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2006

(in millions of U.S. dollars)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	ACE Limited Consolidated
Net premiums written	$—	$4,995	$4,171	$—	$9,166
Net premiums earned	—	4,966	3,833	—	8,799
Net investment income	3	593	577	—	1,173
Equity in earnings of subsidiaries	1,717	—	—	(1,717)	—
Net realized gains (losses)	18	(39)	(92)	—	(113)
Losses and loss expenses	—	3,111	2,135	—	5,246
Life and annuity benefits	—	9	82	—	91
Policy acquisition costs and administrative expenses	95	1,335	970	(27)	2,373
Interest expense	1	118	—	15	134
Other (income) expense	—	10	(29)	—	(19)
Income tax expense	6	334	58	—	398
Cumulative effect of a change in accounting principle	4	—	—	—	4

Net income	$1,640	$603	$1,102	$(1,705)	$1,640

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)	Includes ACE Limited parent company eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2007

(in millions of U.S. dollars)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	ACE Limited Consolidated
Net cash flows from operating activities	$217	$1,417	$2,244	$3,878

Cash flows from (used for) investing activities
Purchases of fixed maturities available for sale	(9)	(13,829)	(21,898)	(35,736)
Purchases of fixed maturities held to maturity	—	(261)	(5)	(266)
Purchases of equity securities	—	(435)	(249)	(684)
Sales of fixed maturities available for sale	—	11,258	18,509	29,767
Sales of equity securities	—	344	326	670
Maturities and redemptions of fixed maturities available for sale	—	1,347	1,097	2,444
Maturities and redemptions of fixed maturities held to maturity	—	230	90	320
Net proceeds from (payments made on) the settlement of investment derivatives	13	—	(16)	(3)
Advances (to) from affiliates	496	—	(496)	—
Other	(6)	(118)	(120)	(244)

Net cash flows from (used for) investing activities	494	(1,464)	(2,762)	(3,732)

Cash flows from (used for) financing activities
Dividends paid on Ordinary Shares	(253)	—	—	(253)
Dividends paid on Preferred Shares	(33)	—	—	(33)
Repayment of short-term debt	(500)	—	—	(500)
Net proceeds from issuance of long-term debt	—	500	—	500
Proceeds from exercise of options for Ordinary Shares	54	—	—	54
Proceeds from Ordinary Shares issued under ESPP	9	—	—	9
Advances (to) from affiliates	—	(483)	483	—

Net cash flows from (used for) financing activities	(723)	17	483	(223)

Effect of foreign currency rate changes on cash and cash equivalents	—	15	3	18

Net decrease in cash	(12)	(15)	(32)	(59)
Cash – beginning of period	13	213	339	565

Cash – end of period	$1	$198	$307	$506

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2006

(in millions of U.S. dollars)

	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	ACE Limited Consolidated
Net cash flows from operating activities	$336	$1,802	$1,163	$3,301

Cash flows used for investing activities
Purchases of fixed maturities available for sale	11	(9,457)	(21,856)	(31,302)
Purchases of fixed maturities held to maturity	—	(443)	(4)	(447)
Purchases of equity securities	—	(347)	(238)	(585)
Sales of fixed maturities available for sale	—	6,476	19,695	26,171
Sales of equity securities	—	348	356	704
Maturities and redemptions of fixed maturities available for sale	—	1,348	1,119	2,467
Maturities and redemptions of fixed maturities held to maturity	—	396	32	428
Net proceeds from (payments made on) the settlement of investment derivatives	18	—	(23)	(5)
Sale of subsidiary net of cash sold of $372	—	(372)	—	(372)
Advances (to) from affiliates	(162)	—	162	—
Other	(15)	16	(134)	(133)

Net cash flows used for investing activities	(148)	(2,035)	(891)	(3,074)

Cash flows from (used for) financing activities
Dividends paid on Ordinary Shares	(230)	—	—	(230)
Dividends paid on Preferred Shares	(33)	—	—	(33)
Repayment of short-term debt	—	(300)	—	(300)
Net proceeds from issuance of long-term debt	—	298	—	298
Proceeds from exercise of options for Ordinary Shares	50	—	—	50
Proceeds from Ordinary Shares issued under ESPP	8	—	—	8
Advances (to) from affiliates	—	176	(176)	—

Net cash flows from (used for) financing activities	(205)	174	(176)	(207)

Effect of foreign currency rate changes on cash and cash equivalents	—	12	—	12

Net increase (decrease) in cash	(17)	(47)	96	32
Cash – beginning of period	20	276	216	512

Cash – end of period	$3	$229	$312	$544

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations, financial condition, and liquidity and capital resources as of and for the three and nine months ended September 30, 2007. Our results of operations and cash flows for any interim period are not necessarily indicative of our results for the full year. This discussion should be read in conjunction with our Consolidated Financial Statements and related notes and our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2006.

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Any written or oral statements made by us or on our behalf may include forward-looking statements that reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks, uncertainties, and assumptions about our business that could cause actual results to differ materially from such statements. These risks, uncertainties, and assumptions (which are described in more detail elsewhere herein and in other documents we file with the Securities and Exchange Commission (SEC)) include but are not limited to:

•	losses arising out of natural or man-made catastrophes such as hurricanes, typhoons, earthquakes, floods, hailstorms, windstorms, climate change, or terrorism which could be affected by:

•	the number of insureds and ceding companies affected;

•	the amount and timing of losses actually incurred and reported by insureds;

•	the impact of these losses on our reinsurers and the amount and timing of reinsurance recoverables actually received;

•	the cost of building materials and labor to reconstruct properties following a catastrophic event; and

•	complex coverage and regulatory issues such as whether losses occurred from storm surge or flooding and related lawsuits;

•

actions that rating agencies may take from time to time, such as changes in our claims-paying ability, financial strength, or credit ratings or placing these ratings on credit watch negative or the equivalent;

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

•

the uncertainties of the loss-reserving and claims-settlement processes, including the difficulties associated with large individual claims or catastrophe-oriented results, assessing environmental damage and asbestos-related latent injuries, the impact of aggregate-policy-coverage limits, and the impact of bankruptcy protection sought by various asbestos producers and other related businesses and the timing of loss payments;

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

Consolidated Operating Results – Three and Nine Months Ended September 30, 2007 and 2006

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
	(in millions of U.S. dollars)
Net premiums written	$2,800	$2,790	$9,152	$9,166
Net premiums earned	3,150	3,088	9,240	8,799
Net investment income	492	414	1,414	1,173
Net realized gains (losses)	—	(113)	5	(113)

Total revenues	$3,642	$3,389	$10,659	$9,859

Losses and loss expenses	1,910	1,818	5,563	5,246
Life and annuity benefits	39	29	108	91
Policy acquisition costs	463	437	1,314	1,282
Administrative expenses	358	353	1,070	1,091
Interest expense	44	46	132	134
Other (income) expense	32	(2)	32	(19)

Total expenses	$2,846	$2,681	$8,219	$7,825

Income before income tax	796	708	2,440	2,034
Income tax expense	140	130	434	398
Cumulative effect of a change in accounting principle	—	—	—	4

Net income	$656	$578	$2,006	$1,640

Net premiums written, which reflect the premiums we retain after purchasing reinsurance protection, were stable in the three and nine months ended September 30, 2007, compared with the prior year periods. Net premiums written and earned were favorably impacted by weakness in the U.S. dollar relative to the euro and the pound sterling. Excluding the foreign exchange impact, net premiums written declined approximately three percent in the three and nine months ended September 30, 2007. Our net premiums written reflect growth in our worldwide retail business in the U.S. and internationally, offset by decreases in our wholesale business. We continue to experience growth in our accident and health business (A&H) internationally. We experienced declines in the U.S. wholesale lines and middle market workers’ compensation business. We also reported declines in our P&C reinsurance business due to competitive conditions and clients increasing their risk retentions. Overall, for the quarter ended September 30, 2007, excluding our life operations, net premiums written for our insurance business increased two percent, while our reinsurance business reported a decrease of 24 percent. In general, market conditions globally are competitive and, as a result, rate decreases have accelerated during the quarter ended September 30, 2007. Notwithstanding the difficult market conditions, our breadth of products, geography, and distribution allows us to take advantage of opportunities worldwide without sacrificing underwriting discipline and thereby to grow shareholders’ equity.

The following table provides a consolidated breakdown of net premiums earned by line of business for the periods indicated.

	Three Months Ended September 30				Nine Months Ended September 30
	2007	% of total	2006	% of total	2007	% of total	2006	% of total
	(in millions of U.S. dollars)
Property and all other	$1,060	34%	$1,013	33%	$2,830	31%	$2,694	31%
Casualty	1,577	50%	1,650	53%	4,908	53%	4,860	55%
Personal accident (A&H)	418	13%	356	12%	1,232	13%	1,049	12%

Total P&C	3,055	97%	3,019	98%	8,970	97%	8,603	98%
Life	95	3%	69	2%	270	3%	196	2%

Net premiums earned	$3,150	100%	$3,088	100%	$9,240	100%	$8,799	100%

Net premiums earned reflect the portion of net premiums written that were recorded as revenues for the period as the exposure period expires. Net premiums earned for our P&C business increased one percent and four percent in the three and nine months ended September 30, 2007, respectively, compared with the prior year periods. These results reflect decreases in production at Global Reinsurance (property catastrophe and U.S. casualty) and wholesale business due to competitive conditions over the last year, offset by net premiums earned from a large assumed loss portfolio contract (written at ACE USA during the first quarter of 2007). Our life operations continue to experience growth in both life insurance and life reinsurance.

Net investment income increased 19 percent and 21 percent in the three and nine months ended September 30, 2007, compared with the prior year periods. The increase in net investment income was primarily due to positive operating cash flows, which have resulted in a higher overall average invested asset base, and the impact of the revised amortization of discounts or reduced premiums recorded for the debt securities resulting from other than temporary impairments in prior periods.

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

The following table shows our consolidated loss and loss expense ratio, policy acquisition cost ratio, administrative expense ratio, and combined ratio for P&C business for the periods indicated.

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Loss and loss expense ratio	62.5%	60.2%	62.0%	61.0%
Policy acquisition cost ratio	14.7%	14.2%	14.3%	14.7%
Administrative expense ratio	11.3%	11.4%	11.5%	12.4%
Combined ratio	88.5%	85.8%	87.8%	88.1%

Our loss and loss expense ratio increased in the three months ended September 30, 2007, and was stable in the nine months ended September 30, 2007, compared with the prior year periods. The following table shows the impact of catastrophe losses and prior period development on our loss and loss expense ratio for the periods indicated.

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Loss and loss expense ratio, as reported	62.5%	60.2%	62.0%	61.0%
Catastrophe losses	(0.6)%	(0.2)%	(1.5)%	(0.2)%
Prior period development	2.3%	(0.6)%	1.4%	0.4%

Loss and loss expense ratio, adjusted	64.2%	59.4%	61.9%	61.2%

We experienced net catastrophe losses of $21 million and $136 million in the three and nine months ended September 30, 2007, respectively. This compares with net catastrophe losses of $6 million and $11 million in the three and nine months ended September 30, 2006, respectively. The catastrophe losses incurred during the quarter ended September 30, 2007, were primarily related to U.K. floods and a hail storm in Canada. For the nine months ended September 30, 2007, net catastrophe losses were primarily related to floods in the U.K., Australia and the U.S. and also include the impact of European windstorm Kyrill.

Prior period development arises from changes to loss estimates recognized in the current year that relate to loss reserves first reported in previous calendar years and excludes the effect of losses from the development of earned premium from previous accident years. We experienced net favorable prior period development of $70 million and $128 million in the three and nine months ended September 30, 2007, respectively. For the nine months ended September 30, 2007, the $128 million includes favorable prior period development of $54 million on short-tail lines, as well as, favorable short-tailed specialty development of $20 million and $33 million on A&H and crop/hail, respectively. The three and nine months ended September 30, 2006, included net adverse prior period development of $17 million and net favorable prior period development of $29 million, respectively. The favorable prior period development in the quarter ended September 30, 2007, was the net result of several underlying favorable and adverse movements. Refer to “Prior Period Development” for more information. The remaining increase in the current quarter loss and loss expense ratio was primarily due to unfavorable current accident year experience at Insurance – Overseas General, due to competitive market conditions and declining prices. Further, the quarter ended September 30, 2006, benefited from unusually favorable experience, particularly on short-tail lines.

Our policy acquisition costs include commissions (i.e., commissions we pay on assumed business and commissions we receive on ceded business), premium taxes, underwriting, and other costs that vary with, and are primarily related to, the production of premium. Our policy acquisition cost ratio increased in the quarter ended September 30, 2007, compared with the prior year quarter, primarily due to changes in business mix, particularly the increase in A&H and crop/hail business. For the nine months ended September 30, 2007, the decrease in the policy acquisition cost ratio was a result of lower acquisition costs in the Global Reinsurance segment in the first half of 2007 and in the Insurance – North American segment in the quarter ended March 31, 2007 (refer to Global Reinsurance and Insurance – North American, below). Administrative expenses include all other operating costs. Administrative expenses for the nine months ended September 30, 2006, included $80 million related to the settlement with certain governmental agencies from their investigations of various insurance industry business practices.

Interest expense decreased in the quarter ended September 30, 2007, compared with the prior year quarter, due primarily to a decrease in average outstanding debt. In August of the prior year quarter we repaid $300 million, 8.3 percent notes.

Our effective income tax rate, which we calculate as income tax expense divided by income before income tax, was 17 percent and 18 percent in the three and nine months ended September 30, 2007, respectively. This compares with an effective income tax rate of 18 percent and 20 percent in the three and nine months ended September 30, 2006, respectively. The first quarter of 2007 included a decrease in the FIN 48 liability for unrecognized tax benefits in the amount of $31 million.

Prior Period Development

The favorable prior period development of $70 million in the quarter ended September 30, 2007, was the net result of several underlying favorable and adverse movements. In the sections following the table below, significant prior period movements within each reporting segment are discussed in more detail.

The following table summarizes prior period development, (favorable) and adverse, by segment and claim-tail attribute for the three and nine months ended September 30, 2007 and 2006.

	Long-tail Three Months Ended September 30		Short-tail Three Months Ended September 30		Specialty Three Months Ended September 30		Total Three Months Ended September 30		% of net unpaid reserves* Three Months Ended September 30
	2007	2006	2007	2006	2007	2006	2007	2006	2007	2006
	(in millions of U.S. dollars, except for percentages)
Insurance – North American	$13	$25	$(8)	$38	$(1)	$(33)	$4	$30	0.0%	0.2%
Insurance – Overseas General	(31)	3	(15)	(22)	(18)	3	(64)	(16)	1.0%	0.3%
Global Reinsurance	2	(1)	(5)	5	(7)	(1)	(10)	3	0.4%	0.1%

Total	$(16)	$27	$(28)	$21	$(26)	$(31)	$(70)	$17	0.3%	0.1%

	Long-tail Nine Months Ended September 30		Short-tail Nine Months Ended September 30		Specialty Nine Months Ended September 30		Total Nine Months Ended September 30		% of net unpaid reserves* Nine Months Ended September 30
	2007	2006	2007	2006	2007	2006	2007	2006	2007	2006
	(in millions of U.S. dollars, except for percentages)
Insurance – North American	$14	$44	$15	$3	$(21)	$(2)	$8	$45	0.1%	0.4%
Insurance – Overseas General	(30)	26	(62)	(112)	(24)	10	(116)	(76)	1.9%	1.5%
Global Reinsurance	5	(3)	(7)	17	(18)	(12)	(20)	2	0.8%	0.1%

Total	$(11)	$67	$(54)	$(92)	$(63)	$(4)	$(128)	$(29)	0.6%	0.1%

*	Calculated based on segment beginning of period net unpaid loss and loss expense reserves.

Insurance – North American

Insurance – North American experienced $4 million and $8 million of net adverse prior period development in the three and nine months ended September 30, 2007, respectively, compared with net adverse prior period development of $30 million and $45 million in the three and nine months ended September 30, 2006, respectively. The net prior period development for the quarter ended September 30, 2007, was the net result of several underlying adverse and favorable movements. The most significant items of adverse and favorable prior period development follow:

•	Adverse development of $13 million on long-tail business driven by the following principal changes:

•	Adverse development on ACE USA long-tail lines due to a correction of a $21 million reconciliation error made in 2006 relating to incurred but not reported (IBNR) reserves.

•

Adverse development of $20 million on ACE Bermuda long-tail professional lines mainly in report years 2001 and 2002 due to revised loss estimates for a number of existing claims that reflect the impact from potential litigation and arbitration following our reassessment of severity for several specific claims during the current quarter.

•

Favorable development of $24 million on ACE Bermuda’s long-tail reinsurance book of business mainly in the 2001 accident year as a result of a settlement notification received in the current quarter that was favorable relative to held reserves.

•	Favorable development of $8 million on long-tail business in the 1997 accident year because of a correction for reserves on a large claim in ACE USA’s U.S. International portfolio.

•	Favorable development of $9 million on short-tail and specialty business driven by the following principal changes:

•

Adverse development on the 2005 accident year hurricanes in the amount of $34 million on short-tail ACE Westchester property ($10 million) and specialty inland marine covers ($11 million) and short-tail Financial Services finite reinsurance ($13 million). The changes in estimate were driven by developments in the current quarter on claims arising from a few excess policies that are expected to be settled soon for amounts in excess of our case reserves prompting an adjustment to our projection of ultimate losses during the quarter ended September 30, 2007. The claim handling associated with these hurricanes has involved complex and unique causation and coverage issues. These issues continue to be present and may have a further material adverse impact on our financial results.

•

Favorable development of $21 million arising from ACE USA’s Global Underwriting Group short-tail property business, primarily for the 2004 through 2006 accident years. Approximately $12 million arose from closure of claims arising from 2004 hurricanes on a more favorable basis than the held reserves. The remaining development was driven by better than expected case incurred development in the 2005 and 2006 accident years relative to our prior estimates which relied more heavily upon loss ratio expectations used in booking initial results.

•

Favorable development totaling $11 million on a number of short-tail (ACE Energy and ACE Westchester property) portfolios and specialty lines (ACE Westchester inland marine) portfolios, where claims emergence and development in the quarter and year to date for the 2006 accident year has been favorable relative to our prior projections.

The net prior period development for the three months ended September 30, 2006, was the net result of several underlying favorable and adverse movements, the most significant of which follow:

•	Adverse development of $25 million on long-tail business driven by the following principal changes:

•

Adverse development of $35 million on a run-off workers’ compensation portfolio relating to 1996 and prior accident years. This development was caused by a re-estimation of liabilities following higher than anticipated loss emergence.

•	Net favorable development of $8 million on other workers’ compensation business primarily due to lower than expected loss emergence on large account business from 2004 and prior accident years.

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

•

Favorable development on specialty business of $33 million due to lower than expected loss emergence from the 2004 and 2005 accident years. The principal components of this movement were $14 million and $12 million on surety and aerospace business, respectively.

Insurance – Overseas General

Insurance – Overseas General experienced $64 million and $116 million of net favorable prior period development in the three and nine months ended September 30, 2007, respectively, compared with net favorable prior period development of $16 million and $76 million in the three and nine months ended September 30, 2006, respectively. The net prior period development for the quarter ended September 30, 2007, was the net result of several underlying favorable and adverse movements, the most significant of which follow:

•

Favorable development of $44 million primarily in the 2004 and prior accident years for ACE International long-tail casualty and financial lines. This favorable prior period development arose following our annual review of long-tail lines completed in the current quarter. The development was driven by a combination of favorable emergence versus expectations over the past year, and greater credibility being assigned to Bornhuetter-Ferguson projections versus expected loss ratio methods, a common reserve practice, as accident years mature.

•

Adverse development of $12 million in ACE Global Markets long-tail professional lines, primarily in years of account 1999-2003. This adverse prior period development was driven largely by reserve strengthening for one account and revised assumptions regarding reinsurance recoveries on two other accounts.

•

Favorable development of $15 million on short-tail property and fire lines primarily in the 2005 and 2006 accident years in ACE International and years 2005 and prior in ACE Global Markets. The favorable development in the current quarter was primarily from the 2005 and 2006 accident years and was driven by lower than anticipated frequency and severity of late reported claim emergence during the quarter and favorable development and settlement of several previously reported large losses.

•	Favorable development of $18 million on specialty business driven by the following principal changes:

•

Favorable development of $14 million in specialty A&H primarily in the 2005 and 2006 accident years in Europe. This favorable prior period development followed the completion of our quarterly reserve analysis and was driven by better than expected loss experience relative to prior reserving assumptions. The favorable experience arose in direct marketing A&H businesses across several countries with no particular underlying claim or loss emergence trend identifiable.

•

Favorable development of $11 million in specialty marine, primarily in the 2005 and 2006 accident years in both ACE International and ACE Global Markets. This favorable prior period development was largely driven by case reserve reductions booked by the claims department during the quarter ended September 30, 2007, as new information on the claims became available.

•

Adverse development of $9 million in specialty consumer lines, primarily in the 2000-2006 accident years in ACE International. This adverse development was largely driven by continuing deterioration of homeowner’s warranty business. The adverse development in the current quarter was primarily driven by higher than anticipated development on several key claim metrics underlying the reserve estimate; number of reopened claims, loss adjustment expenses and frequency and severity of late reported claims.

The net prior period development for the quarter ended September 30, 2006, was the net result of several underlying favorable and adverse movements, the most significant of which follow:

•

Favorable development of $22 million on short-tail lines from the 2004 and 2005 accident years. This movement can be attributed to better than expected loss emergence on both the ACE International and ACE Global Markets property books.

•

Adverse development of $6 million on specialty and long-tail business including aviation, A&H, marine, and political risk. This net movement was the result of a number of adverse and favorable movements across a variety of business areas. The main underlying movements were:

•

Adverse development of $17 million on aviation business due to high case-incurred activity on a small number of claims from 1999 and prior years, and reassessment of the ceded reserves from the 2001 and 2002 years.

•	Favorable development of $9 million on A&H business as a result of lower than expected loss emergence from the 2004 and 2005 accident years.

Global Reinsurance

Global Reinsurance experienced $10 million and $20 million of net favorable prior period development in the three and nine months ended September 30, 2007, respectively, compared with net adverse prior period development of $3 million and $2 million in the three and nine months ended September 30, 2006, respectively. The net prior period development for the quarter ended September 30, 2007, was the net result of several underlying favorable and adverse movements:

•

The largest favorable movements were related to short-tail and specialty lines totaling $12 million. These movements were due to an aggregation of favorable developments across several accident years (primarily 2004-2006) on a number of lines of business in Europe and Bermuda. The favorable development arose from less than expected claims emergence.

•	The largest adverse movement was $2 million for long-tail business in the 2002 treaty year due to worse than expected claims development over the last few quarters.

The net prior period development for the quarter ended September 30, 2006, was the net result of several underlying favorable and adverse movements. These movements were identified as part of our standard quarterly reserving process and were generally in the order of $1 million to $3 million across a wide range of business areas, mostly relating to short-tail exposures.

Segment Operating Results – Three and Nine Months Ended September 30, 2007 and 2006

The discussions that follow include tables that present segment operating results for the three and nine months ended September 30, 2007 and 2006. In presenting our segment operating results, we have discussed our performance with reference to underwriting results, which is not a measure under generally accepted accounting principles in the U.S. (GAAP). We consider this measure, which may be defined differently by other companies, to be important in understanding our overall results of operations. Underwriting results are calculated by subtracting losses and loss expenses, life and annuity benefits, policy acquisition costs, and administrative expenses from net premiums earned. We use underwriting results and operating ratios to monitor the results of our operations without the impact of certain factors, including net investment income, other (income) expense, interest expense, income tax expense, and net realized gains (losses). We believe the use of this measure enhances the understanding of our results of operations by highlighting the underlying profitability of our insurance business. Underwriting results should not be viewed as a substitute for measures determined in accordance with GAAP.

Our business consists of the following segments: Insurance – North American, Insurance – Overseas General, Global Reinsurance, and Life Insurance and Reinsurance. For more information, refer to “Segment Information” included under Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2006.

Insurance – North American

The Insurance – North American segment comprises our P&C operations in the U.S., Canada, and Bermuda. This segment includes the operations of ACE USA (including ACE Canada), ACE Westchester Specialty (ACE Westchester), ACE Bermuda, and various run-off operations, including Brandywine Holdings Corporation (Brandywine Holdings).

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
	(in millions of U.S. dollars)
Net premiums written	$1,449	$1,459	$4,460	$4,464
Net premiums earned	1,595	1,547	4,589	4,248
Losses and loss expenses	1,138	1,090	3,265	2,972
Policy acquisition costs	150	142	394	408
Administrative expenses	129	129	392	370

Underwriting income	$178	$186	$538	$498

Net investment income	260	228	758	643
Net realized gains (losses)	29	(34)	81	(72)
Other (income) expense	1	11	11	11
Income tax expense	125	74	368	263

Net income	$341	$295	$998	$795

Loss and loss expense ratio	71.3%	70.4%	71.1%	70.0%
Policy acquisition cost ratio	9.4%	9.1%	8.6%	9.6%
Administrative expense ratio	8.1%	8.4%	8.5%	8.7%

Combined ratio	88.8%	87.9%	88.2%	88.3%

Net premiums written for the Insurance – North American segment were stable in the three and nine months ended September 30, 2007, compared with the prior year periods. ACE USA, the U.S.-based retail division, reported modest growth for the quarter ended September 30, 2007, primarily driven by increased production in the specialty casualty and energy lines on the strength of higher customer retention rates and the expansion of our business by taking advantage of our full-service local presence nationally. For the nine months ended September 30, 2007, ACE USA’s net premiums written growth was primarily driven by continued growth in specialty casualty and energy lines, as well as, a large assumed loss portfolio contract written during the first quarter of 2007. These increases were partially offset by our decision to curtail middle market workers’ compensation writings in response to unfavorable market conditions. ACE Westchester, the wholesale operation, reported a decrease in net premiums written for the three and nine months ended September 30, 2007, primarily due to lower P&C net premiums written reflecting competitive market conditions and rate decreases, as well as, lower retention of gross premiums written, caused by changes in mix of business. This was partially offset by increased crop/hail writings during the current quarter, primarily reflecting higher commodity prices for certain crops. ACE Bermuda reported decreases in net premiums written for the quarter ended September 30, 2007, primarily due to a decline in professional lines business. For the nine month period, ACE Bermuda’s decline was primarily a result of the prior year period having included residual activity on expiring structured property catastrophe contracts. ACE USA writes assumed loss portfolio contracts which are typically low in volume and large in monetary value and can be material with respect to a period’s operating results. Premiums written associated with these transactions in any one period are not necessarily indicative of premiums to be written in future periods. ACE Bermuda no longer writes these contracts.

The following two tables provide a line of business and entity/divisional breakdown of Insurance – North American’s net premiums earned for the periods indicated.

	Three Months Ended September 30				Nine Months Ended September 30
	2007	% of total	2006	% of total	2007	% of total	2006	% of total
	(in millions of U.S. dollars)
Property and all other	$478	30%	$424	27%	$1,107	24%	$975	23%
Casualty	1,054	66%	1,075	70%	3,303	72%	3,126	74%
Personal accident (A&H)	63	4%	48	3%	179	4%	147	3%

Net premiums earned	$1,595	100%	$1,547	100%	$4,589	100%	$4,248	100%

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
	(in millions of U.S. dollars)
ACE USA	$1,016	$970	$3,168	$2,783
ACE Westchester	484	471	1,130	1,121
ACE Bermuda	95	106	291	344

Net premiums earned	$1,595	$1,547	$4,589	$4,248

ACE USA’s net premiums earned increased 5 percent and 14 percent in the three and nine months ended September 30, 2007, respectively, compared with the prior year periods. The increases were primarily driven by the assumed loss portfolio contract noted above, as well as new business in the energy unit, and growth in specialty casualty lines including professional risk, umbrella excess, custom casualty, and environmental. ACE USA’s curtailment of middle market workers’ compensation business partially offset these increases. ACE Westchester’s net premiums earned increased three percent and one percent in the three and nine months ended September 30, 2007, compared with the prior year periods. This growth was primarily from increased crop/hail production due to higher commodity prices, partially offset by weakness in P&C lines due to competitive market conditions. ACE Bermuda’s net premiums earned decreased 10 percent and 15 percent in the three and nine months ended September 30, 2007, respectively, compared with the prior year periods, primarily due to a decrease in assumed loss portfolio business as well as professional risk and excess liability.

Insurance – North American’s reported loss and loss expense ratio was stable in the three and nine months ended September 30, 2007, compared with the prior year periods. The following table shows the impact of catastrophe losses and prior period development on our loss and loss expense ratio for the periods indicated.

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Loss and loss expense ratio, as reported	71.3%	70.4%	71.1%	70.0%
Catastrophe losses	—	—	(0.3)%	—
Prior period development	(0.3)%	(2.0)%	(0.2)%	(1.1)%

Loss and loss expense ratio, adjusted	71.0%	68.4%	70.6%	68.9%

Insurance – North American recorded net catastrophe losses of $nil and $16 million in the three and nine months ended September 30, 2007, compared with $nil in the prior year periods. The catastrophe losses incurred during the nine months ended September 30, 2007, were primarily related to U.S. floods. Insurance – North American incurred net adverse prior period development of $4 million and $8 million in the three and nine months ended September 30, 2007. This compares with net unfavorable prior period development of $30 million and $45 million in the three and nine months ended September 30, 2006, respectively. Refer to “Prior Period

Development” for more detail. The loss and loss expense ratio for the nine months ended September 30, 2007, was also impacted by the aforementioned assumed loss portfolio contract, which was written at a higher loss ratio compared with other types of business.

Insurance – North American’s policy acquisition cost ratio increased in the quarter ended September 30, 2007, compared with the prior year quarter. This increase was a result of higher commission costs due to changes in business mix, particularly the increased crop/hail business at ACE Westchester which incurs higher net commission rates than other types of business. For the nine months ended September 30, 2007, the decrease was primarily related to reductions in policy acquisition costs at ACE USA and ACE Westchester. For ACE USA, the decline reflects lower net commission costs due to higher ceding commissions, as well as lower premium taxes due to reassessment of obligations for premium-based assessments and guaranty funds. In addition, the assumed loss portfolio transfer contract, noted above, incurred low acquisition costs, which is typical for these transactions. For ACE Westchester, the decline in the policy acquisition cost ratio was primarily due to lower profit share commissions on crop business in the nine months ended September 30, 2007, compared with the prior year period.

Administrative expenses were stable in quarter ended September 30, 2007, compared with the prior year quarter. For the nine months ended September 30, 2007, administrative expenses increased primarily due to increased staffing costs at ACE USA, as well as lower net profits for ACE USA’s ESIS operation (third party claim services), which we include in administrative expenses. In addition, administrative expenses for ACE USA for the nine months ended September 30, 2006, were favorably impacted by recoveries relating to amounts previously written off.

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

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
	(in millions of U.S. dollars)
Net premiums written	$1,041	$978	$3,399	$3,207
Net premiums earned	1,141	1,099	3,394	3,224
Losses and loss expenses	611	532	1,789	1,683
Policy acquisition costs	240	217	694	630
Administrative expenses	170	155	494	452

Underwriting income	$120	$195	$417	$459

Net investment income	116	97	331	273
Net realized gains (losses)	(5)	(32)	(58)	(24)
Other (income) expense	(12)	(3)	(8)	3
Income tax expense	26	63	124	163

Net income	$217	$200	$574	$542

Loss and loss expense ratio	53.6%	48.4%	52.7%	52.2%
Policy acquisition cost ratio	21.1%	19.8%	20.5%	19.6%
Administrative expense ratio	14.8%	14.0%	14.5%	14.0%

Combined ratio	89.5%	82.2%	87.7%	85.8%

Insurance – Overseas General’s net premiums written increased six percent in the three and nine months ended September 30, 2007, compared with the prior year periods. Foreign exchange impact on ACE International’s results accounted for most of this increase as both the euro and the pound sterling strengthened significantly relative to the U.S. dollar during the first nine months of 2007. ACE International continues to experience growth in its A&H customer base in virtually all of its regions of operation, partially offset by decreased P&C volume due to competitive conditions in the U.K., Asia Pacific, and Latin America. ACE Global Markets reported increased reinsurance costs combined with rate decreases due to competition in aviation and property, partially offset by increased production in political risk and A&H lines. The wholesale market has softened more than the retail market and the decrease in production is reflective of this – we are declining business, both new and renewal, that does not meet our underwriting standards.

The following two tables provide a line of business and entity/divisional breakdown of Insurance – Overseas General’s net premiums earned for the periods indicated.

	Three Months Ended September 30				Nine Months Ended September 30
	2007	% of total	2006	% of total	2007	% of total	2006	% of total
	(in millions of U.S. dollars)
Property and all other	$427	37%	$411	37%	$1,251	37%	$1,191	37%
Casualty	359	32%	380	35%	1,090	32%	1,131	35%
Personal accident (A&H)	355	31%	308	28%	1,053	31%	902	28%

Net premiums earned	$1,141	100%	$1,099	100%	$3,394	100%	$3,224	100%

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
	(in millions of U.S. dollars)
ACE Europe	$488	$459	$1,448	$1,348
ACE Asia Pacific	159	142	465	434
ACE Far East	88	88	269	270
ACE Latin America	155	133	466	386

ACE International	890	822	2,648	2,438
ACE Global Markets	251	277	746	786

Net premiums earned	$1,141	$1,099	$3,394	$3,224

Insurance – Overseas General’s net premiums earned increased four percent and five percent in the three and nine months ended September 30, 2007, respectively, compared with the prior year periods, primarily due to the impact of foreign exchange. This segment continues to grow its A&H business which has offset weak market conditions for U.K. and Asia Pacific P&C business, and higher reinsurance costs for certain lines. ACE International’s net premiums earned increased eight percent and nine percent in the three and nine months ended September 30, 2007, respectively, compared with the prior year periods, primarily due to the impact of foreign exchange. For ACE Europe, competition for P&C business in the U.K. has resulted in lower rates as well as unfavorable terms and conditions, while A&H business has increased. ACE Asia Pacific and ACE Latin America reported increases in net premiums earned primarily driven by solid growth in A&H business. These regions have been successfully utilizing unique and innovative distribution channels to grow their A&H customer base. ACE Global Markets’ net premiums earned decreased nine percent and five percent in the three and nine months ended September 30, 2007, respectively, compared with the prior year periods, primarily due to decreased production, higher reinsurance costs, and changes in business mix (growth of energy lines, which earns slower than other types of business).

Insurance – Overseas General conducts business internationally and in most major foreign currencies. The following table summarizes the approximate effect of changes in foreign currency exchange rates on the growth of net premiums written and earned for the periods indicated.

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Net premiums written:
Growth in original currency	0.3%	0.1%
Foreign exchange effect	6.2%	5.9%

Growth as reported in U.S. dollars	6.5%	6.0%

Net premiums earned:
Growth in original currency	(1.9)%	(0.4)%
Foreign exchange effect	5.7%	5.6%

Growth as reported in U.S. dollars	3.8%	5.2%

Insurance – Overseas General’s reported loss and loss expense ratio increased in the three and nine months ended September 30, 2007, compared with the prior year periods. The following table shows the impact of catastrophe losses and prior period development on our loss and loss expense ratio for the periods indicated.

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Loss and loss expense ratio, as reported	53.6%	48.4%	52.7%	52.2%
Catastrophe losses	(0.7)%	(0.3)%	(2.2)%	(0.1)%
Prior period development	5.7%	1.5%	3.4%	2.4%

Loss and loss expense ratio, adjusted	58.6%	49.6%	53.9%	54.5%

Insurance – Overseas General recorded net catastrophe losses of $8 million and $81 million in the three and nine months ended September 30, 2007, respectively, compared with $3 million in the prior year periods. For the nine months ended September 30, 2007, net catastrophe losses were related to floods in the U.K. and Australia and European windstorm Kyrill. Insurance – Overseas General experienced net favorable prior period development of $64 million and $116 million in the three and nine months ended September 30, 2007, respectively, compared with net favorable prior period development of $16 million and $76 million, respectively, in the prior year periods. Refer to “Prior Period Development” for more detail. The remaining increase to the current quarter loss and loss expense ratio was primarily due to unfavorable current accident year experience at ACE International and ACE Global Markets, primarily due to competitive market conditions and declining prices. Further, the quarter ended September 30, 2006, benefited from unusually favorable experience, particularly on short-tail lines.

Insurance – Overseas General’s policy acquisition cost ratio increased due to the continued growth of A&H business, which generally incurs higher acquisition costs relative to other types of business. This impact on the segment’s policy acquisition costs was tempered by increased ceding commissions on political, financial, and energy lines at ACE Global Markets. Insurance – Overseas General’s administrative expenses increased in the three and nine months ended September 30, 2007, compared with the prior year periods, primarily due to the impact of foreign exchange. Additionally, ACE International reported increased costs associated with its entrance into emerging markets, specifically Eastern Europe and the Middle East, and spending in support of A&H growth at Asia Pacific.

Global Reinsurance

The Global Reinsurance segment represents ACE’s reinsurance operations, comprising ACE Tempest Re Bermuda, ACE Tempest Re USA, ACE Tempest Re Europe, and ACE Tempest Re Canada. Global Reinsurance markets its reinsurance products worldwide under the ACE Tempest Re brand name and provides a broad range of coverages to a diverse array of primary P&C companies.

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
	(in millions of U.S. dollars)
Net premiums written	$215	$284	$1,023	$1,299
Net premiums earned	319	373	987	1,131
Losses and loss expenses	161	196	509	590
Policy acquisition costs	60	71	190	227
Administrative expenses	14	16	47	48

Underwriting income	$84	$90	$241	$266

Net investment income	69	56	201	159
Net realized gains (losses)	25	2	24	(7)
Other (income) expense	—	1	3	6
Income tax expense	11	9	25	29

Net income	$167	$138	$438	$383

Loss and loss expense ratio	50.6%	52.5%	51.6%	52.2%
Policy acquisition cost ratio	18.8%	19.0%	19.3%	20.1%
Administrative expense ratio	4.2%	4.2%	4.7%	4.2%

Combined ratio	73.6%	75.7%	75.6%	76.5%

Global Reinsurance’s net premiums written decreased 24 percent and 21 percent in the three and nine months ended September 30, 2007, respectively, compared with the prior year periods. For the three and nine months ended September 30, 2007, Global Reinsurance reported decreased net premiums written due to declines in production as a result of intensely competitive conditions across all of its regions of operation. Additionally, our net retention ratio was lower in the current periods as we purchased retrocessional cover in the quarter ended September 30, 2007.

The following two tables provide a line of business and entity/divisional breakdown of Global Reinsurance’s net premiums earned for the periods indicated.

	Three Months Ended September 30				Nine Months Ended September 30
	2007	% of total	2006	% of total	2007	% of total	2006	% of total
	(in millions of U.S. dollars)
Property and all other	$69	22%	$85	23%	$217	22%	$264	23%
Casualty	164	51%	195	52%	515	52%	603	54%
Property catastrophe	86	27%	93	25%	255	26%	264	23%

Net premiums earned	$319	100%	$373	100%	$987	100%	$1,131	100%

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
	(in millions of U.S. dollars)
ACE Tempest Re Bermuda	$90	$97	$265	$271
ACE Tempest Re USA	167	210	531	656
ACE Tempest Re Europe	59	66	186	204
ACE Tempest Re Canada	3	—	5	—

Net premiums earned	$319	$373	$987	$1,131

Global Reinsurance’s net premiums earned decreased 14 percent and 13 percent in the three and nine months ended September 30, 2007, respectively, compared with the prior year periods. The decrease in net premiums earned was due to the decline in overall production in the nine months ended September 30, 2007. ACE Tempest Re USA’s reported decline resulted from reductions in quota-share net premiums written in 2006 and through the first nine months of 2007. ACE Tempest Re Canada commenced writing business in 2007.

The following table shows the impact of catastrophe losses and prior period development on our reported loss and loss expense ratio for the periods indicated.

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Loss and loss expense ratio, as reported	50.6%	52.5%	51.6%	52.2%
Catastrophe losses	(4.1)%	(0.8)%	(4.1)%	(0.7)%
Prior period development	3.1%	(0.8)%	2.1%	(0.2)%

Loss and loss expense ratio, adjusted	49.6%	50.9%	49.6%	51.3%

Global Reinsurance reported $13 million and $39 million of net catastrophe losses in the three and nine months ended September 30, 2007, respectively. This compares with net catastrophe losses of $3 million and $8 million in the three and nine months ended September 30, 2006, respectively. The catastrophe losses incurred during the quarter ended September 30, 2007, were primarily related to U.K. floods and a hail storm in Canada. For the nine months ended September 30, 2007, net catastrophe losses were primarily related to European windstorm Kyrill. Global Reinsurance incurred net favorable prior period development of $10 million and $20 million in the three and nine months ended September 30, 2007, respectively. This compares with net adverse prior period development of $3 million and $2 million in the three and nine months ended September 30, 2006, respectively. Refer to “Prior Period Development” for more detail. The remaining increase in the loss and loss expense ratio was primarily due to changes in business mix.

The policy acquisition cost ratio was stable in the three and nine months ended September 30, 2007, primarily due to changes in our mix of business as well as lower ceding commissions, mainly during the first half of 2007. The administrative expense ratio decreased during the nine months ended September 30, 2007, due to a decline in advertising costs and number of staff.

Life Insurance and Reinsurance

Life Insurance and Reinsurance includes the operations of ACE Tempest Life Re (ACE Life Re) and ACE International Life (ACE Life). We assess the performance of our life insurance and reinsurance business based on life underwriting income which includes net investment income.

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
	(in millions of U.S. dollars)
Net premiums written	$95	$69	$270	$196
Net premiums earned	95	69	270	196
Life and annuity benefits	39	29	108	91
Policy acquisition costs	13	7	36	17
Administrative expenses	13	8	37	23
Net investment income	14	11	40	30

Life underwriting income	44	36	129	95
Net realized gains (losses)	(51)	(14)	(56)	(23)
Income tax expense (benefit)	(3)	—	(4)	(1)

Net income (loss)	$(4)	$22	$77	$73

Life underwriting income increased in the three and nine months ended September 30, 2007, compared with the prior year periods, primarily due to the continued profitability of the Bermuda-based non-traditional reinsurance business for which there has been an increase in net premiums earned from a few large in-force treaties. Additionally, we have experienced a decline in underwriting losses at ACE Life and the U.S.-based traditional life reinsurance business due to premium growth during their early development. Life Insurance and Reinsurance’s administrative expenses increased primarily due to increased expenses to support business development opportunities at ACE Life and the U.S.-based traditional life reinsurance business, which was launched in 2006. Net realized gains (losses) consist of market value movement on the investment portfolio and fair value movement on guaranteed minimum income benefits (GMIBs), which occur due to changes in the level and volatility of interest rates and equity markets. For more information on minimum benefit guarantees under annuity contracts, refer to Note 8 c) to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Net Investment Income

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
	(in millions of U.S. dollars)
Fixed maturities	$452	$376	$1,303	$1,072
Short-term investments	33	37	98	91
Equity securities	14	11	47	40
Other	10	9	23	19

Gross investment income	509	433	1,471	1,222
Investment expenses	(17)	(19)	(57)	(49)

Net investment income	$492	$414	$1,414	$1,173

Net investment income is influenced by a number of factors including the amounts and timing of inward and outward cash flows, the level of interest rates, and changes in overall asset allocation. Net investment income increased 19 percent and 21 percent in the three and nine months ended September 30, 2007, respectively, compared with the prior year periods. The increase in net investment income was primarily due to positive operating cash flows which have resulted in a higher overall average invested asset base and the impact of the revised amortization of discounts or reduced premiums recorded for the debt securities resulting from other than temporary impairments in prior periods. The investment portfolio’s average market yield on fixed maturities was 5.5 percent and 5.4 percent at September 30, 2007 and 2006, respectively.

Net Realized Gains (Losses)

We take a long-term view with our investment strategy and our investment managers manage our investment portfolio to maximize total return within certain specific guidelines designed to minimize risk. The majority of our investment portfolio is available for sale and reported at fair value. Our held to maturity investment portfolio is reported at amortized cost.

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

The following table presents our pre-tax net realized gains (losses) for the periods indicated.

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
	(in millions of U.S. dollars)
Fixed maturities and short-term investments	$(6)	$(116)	$(90)	$(241)
Equity securities	57	24	142	124
Other investments	6	—	18	2
Currency	2	(4)	3	(11)
Sale of run-off reinsurance subsidiaries	—	9	—	9
Derivatives:
Equity and fixed income derivatives	(9)	(25)	(14)	(5)
Fair value adjustment on insurance derivatives	(50)	(1)	(54)	9

Subtotal derivatives	(59)	(26)	(68)	4

Total net realized gains (losses)	$—	$(113)	$5	$(113)

For a sensitivity discussion of the effect of changes in interest rates and equity indices on the fair value of derivatives and the resulting impact on our net income, refer to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2006.

We regularly review our investment portfolio for possible impairment based on criteria including economic conditions, credit loss experience, and issuer-specific developments. If there is a decline in a security’s net realizable value, we must determine whether that decline is “temporary” or “other-than-temporary”. The process of determining whether a decline in value is “temporary” or “other-than-temporary” requires considerable judgment and differs depending on whether or not the security is traded on a public market as well as by type of security. We review all of our fixed maturities and equity securities for potential impairment each quarter. Note 6 a) to the Consolidated Financial Statements for the quarter ended September 30, 2007, includes a table which summarizes all of our securities in an unrealized loss position at September 30, 2007. Refer to Note 7 e) to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006, for criteria we consider in assessing potential impairment.

Our net realized gains (losses) in the three and nine months ended September 30, 2007, included losses of $18 million and $72 million, respectively, as a result of conditions which caused us to conclude that the decline in fair value was “other-than-temporary”. For the three and nine months ended September 30, 2006, these losses amounted to $109 million and $201 million, respectively. A breakdown of “other-than-temporary” impairments is included in Note 6 b).

Other Income and Expense Items

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
	(in millions of U.S. dollars)
Equity in net (income) loss of partially-owned companies	$20	$(10)	$(7)	$(41)
Minority interest (income) expense	3	(4)	6	4
Federal excise tax	3	4	15	8
Other	6	8	18	10

Other (income) expense	$32	$(2)	$32	$(19)

For the three and nine months ended September 30, 2007, equity in net (income) loss of partially-owned companies included our equity in the net loss of Assured Guaranty of $36 million and $10 million, respectively. This was primarily due to unrealized losses in Assured Guaranty’s credit derivatives portfolio of $49 million in the current quarter, which were reported as realized losses by Assured Guaranty. The impact to ACE of any potential financial guaranty losses incurred by Assured Guaranty are limited to our equity investment, which had a carrying value of $445 million at September 30, 2007. We have no reinsurance agreements with Assured Guaranty that cover financial guaranty exposures. Other expense items include certain federal excise taxes incurred as a result of capital management initiatives. These transactions are considered capital in nature and are excluded from underwriting results.

Investments

Our investment portfolio is invested primarily in fixed income securities with an average credit quality of AA as rated by the independent investment rating service Standard and Poor’s (S&P). The portfolio is externally managed by independent, professional investment managers. The average duration of our fixed income securities, including the effect of options and swaps, was 3.6 years at September 30, 2007, and 3.3 years at December 31, 2006. We estimate that a 100 basis point increase in interest rates would reduce our book value by approximately $1.3 billion at September 30, 2007. Our “other investments” principally comprise direct investments, investment funds, and limited partnerships. Our exposure to sub-prime mortgages is $272 million, which represents less than one percent of our investment portfolio. We hold no collateralized debt obligations in the portfolio. The sub-prime mortgage portfolio is broadly diversified and has a duration of approximately two years.

The following table shows the fair value and cost/amortized cost of our invested assets at September 30, 2007, and December 31, 2006.

	September 30, 2007		December 31, 2006
	Fair Value	Cost/ Amortized Cost	Fair Value	Cost/ Amortized Cost
	(in millions of U.S. dollars)
Fixed maturities available for sale	$32,632	$32,619	$28,540	$28,389
Fixed maturities held to maturity	2,966	2,979	3,015	3,047
Short-term investments	2,940	2,940	2,456	2,456

	38,538	38,538	34,011	33,892
Equity securities	1,866	1,540	1,713	1,372
Other investments	1,050	812	845	661

Total investments	$41,454	$40,890	$36,569	$35,925

The fair value of our total investments increased $4.9 billion during the nine months ended September 30, 2007, primarily due to the investment of $3.6 billion of positive cash flows.

The following tables show the market value of our fixed maturities and short-term investments at September 30, 2007, and December 31, 2006. The first table lists investments according to type and the second according to S&P credit rating.

	September 30, 2007		December 31, 2006
	Market Value	Percentage of Total	Market Value	Percentage of Total
	(in millions of U.S. dollars, except for percentages)
Treasury	$1,208	3%	$1,322	4%
Agency	1,901	5%	2,207	7%
Corporate	8,579	22%	7,394	22%
Mortgage-backed securities	13,542	35%	11,346	33%
Asset-backed securities	1,377	4%	2,020	6%
Municipal	1,603	4%	809	2%
Non-U.S.	7,388	19%	6,457	19%
Short-term investments	2,940	8%	2,456	7%

Total	$38,538	100%	$34,011	100%

	September 30, 2007		December 31, 2006
	Market Value	Percentage of Total	Market Value	Percentage of Total
	(in millions of U.S. dollars, except for percentages)
AAA	$25,239	65%	$22,471	66%
AA	3,416	9%	2,725	8%
A	4,059	11%	3,909	12%
BBB	3,171	8%	2,498	7%
BB	1,121	3%	943	3%
B	1,437	4%	1,365	4%
Other	95	—	100	—

Total	$38,538	100%	$34,011	100%

Reinsurance Recoverable on Ceded Reinsurance

The composition of our reinsurance recoverable at September 30, 2007, and December 31, 2006 is as follows:

	September 30, 2007	December 31, 2006
	(in millions of U.S. dollars)
Reinsurance recoverable on unpaid losses and loss expenses	$13,828	$13,903
Provision for uncollectible reinsurance on unpaid losses and loss expenses	(442)	(394)

Reinsurance recoverable on unpaid losses and loss expenses, net of a provision for uncollectible reinsurance	13,386	13,509
Reinsurance recoverable on paid losses and loss expenses	1,030	1,316
Provision for uncollectible reinsurance on paid losses and loss expenses	(207)	(255)
Reinsurance recoverable on future policy benefits	9	10

Net reinsurance recoverable	$14,218	$14,580

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

Unpaid Losses and Loss Expenses

We establish reserves for the estimated unpaid ultimate liability for losses and loss expenses under the terms of our policies and agreements. These reserves take into account estimates both for claims that have been reported and for incurred but not reported (IBNR) and include estimates of expenses associated with processing and settling claims. The table below presents a roll forward of our gross and net unpaid losses and loss expenses for the period ended September 30, 2007.

	Gross Losses	Reinsurance Recoverable	Net Losses
	(in millions of U.S. dollars)
Balance at December 31, 2006	$35,517	$13,509	$22,008
Losses and loss expenses incurred	7,993	2,430	5,563
Losses and loss expenses paid	(6,903)	(2,649)	(4,254)
Other (including foreign exchange revaluation)	261	96	165

Balance at September 30, 2007	$36,868	$13,386	$23,482

The process of establishing reserves for claims can be complex and is subject to considerable variability as it requires the use of informed estimates and judgments. Our estimates and judgments may be revised as additional experience and other data become available and are reviewed, as new or improved methodologies are developed, or as current laws change. The following table shows our total reserves segregated between case reserves and IBNR reserves at September 30, 2007 and December 31, 2006.

	September 30, 2007			December 31, 2006
	Gross	Ceded	Net	Gross	Ceded	Net
	(in millions of U.S. dollars)
Case reserves	$15,625	$6,119	$9,506	$15,592	$6,135	$9,457
IBNR	21,243	7,267	13,976	19,925	7,374	12,551

Total	$36,868	$13,386	$23,482	$35,517	$13,509	$22,008

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

Our exposure to A&E claims principally arises out of liabilities acquired when we purchased Westchester Specialty in 1998 and the P&C business of CIGNA in 1999, with the larger exposure contained within the liabilities acquired in the CIGNA transaction. In 1996, prior to our acquisition of the P&C business of CIGNA, the Pennsylvania Insurance Commissioner approved a plan to restructure INA Financial Corporation and its subsidiaries (the Restructuring) which included the division of Insurance Company of North America (INA) into two separate corporations: (1) an active insurance company that retained the INA name and continued to write P&C business and (2) an inactive run-off company, now called Century Indemnity Company (Century). As a result of the division, predominantly all A&E and certain other liabilities of INA were allocated to Century and extinguished, as a matter of Pennsylvania law, as liabilities of INA. As part of the Restructuring, most A&E liabilities of various U.S. affiliates of INA were reinsured to Century, and Century and certain other run-off companies having A&E and other liabilities were contributed to Brandywine Holdings. As part of the 1999 acquisition of the P&C business of CIGNA, we acquired Brandywine Holdings and its various subsidiaries. For more information refer to “Brandywine Run-Off Entities” below.

The table below presents a roll forward of our consolidated A&E loss reserves, allocated and unallocated loss expense reserves for A&E exposures, and the provision for uncollectible reinsurance for the period ended June 30, 2007.

	Asbestos		Environmental		Total
	Gross	Net	Gross	Net	Gross	Net
	(in millions of U.S. dollars)
Balance at December 31, 2006	$3,221	$1,611	$489	$433	$3,710	$2,044
Incurred activity	—	3	—	—	—	3
Payment activity	(166)	(54)	(45)	(30)	(211)	(84)
Foreign currency revaluation	6	—	1	—	7	—

Balance at June 30, 2007	$3,061	$1,560	$445	$403	$3,506	$1,963

The A&E net loss reserves including allocated and unallocated loss expense reserves and provision for uncollectible reinsurance at June 30, 2007, of $1.963 billion shown in the above table are comprised of $1.403 billion in reserves held by Brandywine run-off companies, $221 million of reserves held by Westchester Specialty, $171 million of reserves held by ACE Bermuda, $147 million of reserves held by Insurance – Overseas General, and $21 million of reserves held by active ACE USA companies.

The net figures in the above table reflect third-party reinsurance other than reinsurance provided by the National Indemnity Company (NICO) under three aggregate excess of loss contracts described below (collectively, the NICO contracts). We exclude the NICO contracts as they cover non-A&E liabilities as well as A&E liabilities. The split of coverage provided under the NICO contracts for A&E liabilities as compared to non-A&E liabilities is entirely dependant on the timing of the payment of the related claims. Our ability to make an estimate of this split is not practicable. We believe, instead, that the A&E discussion is best provided excluding the NICO contracts, while separately discussing the NICO contracts in relation to the total subject business, both A&E and non-A&E, covered by those contracts. With certain exceptions, the NICO contracts provide coverage for our net A&E incurred losses and allocated loss expenses within the limits of coverage and above ACE’s retention levels. These exceptions include losses arising from certain operations of Insurance – Overseas General and participations by ACE Bermuda as a co-reinsurer or retrocessionaire in the NICO contracts.

Brandywine Run-off – Impact of NICO Contracts on ACE’s Run-off Liabilities

As part of the acquisition of CIGNA’s P&C business, NICO provided $2.5 billion of reinsurance protection to Century on all Brandywine loss and allocated loss adjustment expense reserves and on the A&E reserves of various ACE INA insurance subsidiaries reinsured by Century (in each case, including uncollectible reinsurance). The benefits of this NICO contract (the “Brandywine NICO Agreement”) flow to the other Brandywine companies and to the ACE INA insurance subsidiaries through agreements between those companies and Century. The Brandywine NICO Agreement was exhausted on an incurred basis in the fourth quarter of 2002.

The following table presents a roll forward of net loss reserves, allocated and unallocated loss adjustment expense reserves and provision for uncollectible reinsurance in respect of Brandywine operations only, including the impact of the Brandywine NICO Agreement. The table presents Brandywine incurred activity for the period ended June 30, 2007.

	Brandywine			NICO Coverage (3)	Net of NICO Coverage
	A&E (1)	Other (2)	Total
	(in millions of U.S. dollars)
Balance at December 31, 2006	$1,503	$1,101	$2,604	$1,811	$793
Incurred activity	—	2	2	—	2
Payment activity	(100)	(32)	(132)	(124)	(8)

Balance at June 30, 2007	$1,403	$1,071	$2,474	$1,687	$787

(1)	The balance at December 31, 2006, has been reduced by $25 million of provision for uncollectible reinsurance as this balance was unrelated to A&E exposures.
(2)	Other consists primarily of workers’ compensation, non-A&E general liability losses, and provision for uncollectible reinsurance on non-A&E business.
(3)	The balance at December 31, 2006, has been adjusted by $104 million to reflect a change in reporting to an incurred basis from a cash-received basis.

Reserve Reviews

During 2006, we conducted an internal, ground-up review of our consolidated A&E liabilities as of June 30, 2006. As a result of the internal review, we concluded that our net loss reserves for the Brandywine operations, including A&E, were adequate and, therefore, no change to the carried net reserve was required, while the gross loss reserves increased by approximately $210 million. During the same period as we conducted our internal review, a team of external actuaries performed an evaluation as to the adequacy of the reserves of Century. This external review was conducted in accordance with the Brandywine Restructuring Order, which requires that an external actuarial review of Century’s reserves be completed every two years. The results of the external review were addressed with the Pennsylvania Insurance Department and no changes to statutory-basis loss reserves were deemed necessary. Our A&E reserves are not discounted and do not reflect any anticipated future changes in the legal, social, or economic environment, or any benefit from future legislative reforms.

Westchester Specialty – Impact of NICO Contracts on ACE’s Run-off Liabilities

As part of the acquisition of Westchester Specialty in 1998, NICO provided a 75 percent pro-rata share of $1 billion of reinsurance protection on losses and loss adjustment expenses incurred on or before December 31, 1996, in excess of a retention of $721 million (the 1998 NICO Agreement). NICO has also provided an 85 percent pro-rata share of $150 million of reinsurance protection on losses and allocated loss adjustment expenses incurred on or before December 31, 1992, in excess of a retention of $755 million (the 1992 NICO Agreement). At June 30, 2007, the remaining unused incurred limit under the 1998 NICO Agreement was $487 million, which is only available for losses and loss adjustment expenses. The 1992 NICO Agreement is exhausted on an incurred basis.

The following table presents a roll forward of net loss reserves, allocated and unallocated loss adjustment expense reserves, and provision for uncollectible reinsurance in respect of 1996 and prior Westchester Specialty operations that are the subject business of the NICO covers. The table presents incurred activity for the period ended June 30, 2007.

	Westchester Specialty			NICO Coverage (3)	Net of NICO Coverage
	A&E (1)	Other (2)	Total
	(in millions of U.S. dollars)
Balance at December 31, 2006	$221	$147	$368	$327	$41
Incurred activity	—	—	—	—	—
Payment activity	—	(15)	(15)	(13)	(2)

Balance at June 30, 2007	$221	$132	$353	$314	$39

(1)	The balance at December 31, 2006, has been reduced by $50 million of reinsurance recoverable as this balance was unrelated to A&E exposures.
(2)	Other consists primarily of non-A&E general liability and products liability losses.
(3)	The balance at December 31, 2006, has been adjusted by $19 million to reflect a change in reporting to an incurred basis from a cash-received basis.

Reserving Considerations

For asbestos, we face claims relating to policies issued to manufacturers, distributors, installers, and other parties in the chain of commerce for asbestos and products containing asbestos. Claims can be filed by individual claimants or groups of claimants with the potential for hundreds of individual claimants at one time. Claimants will generally allege damages across an extended time period which may coincide with multiple policies for a single insured. Environmental claims present exposure for remediation and defense costs associated with the contamination of property as a result of pollution. It is common, especially for larger defendants, to be named as a potentially responsible party at multiple sites.

Brandywine Run-off Entities

In addition to housing a significant portion of our A&E exposure, the Brandywine operations include run-off liabilities related to various insurance and reinsurance businesses. The following companies comprise ACE’s Brandywine operations: Century (a Pennsylvania insurer), Century Re (a Pennsylvania insurer), and Century International Reinsurance Company Ltd. (a Bermuda insurer (CIRC)). All of the Brandywine companies are direct or indirect subsidiaries of Brandywine Holdings.

The U.S.-based ACE INA companies assumed two contractual obligations in respect of the Brandywine operations in connection with the Restructuring: a dividend retention fund obligation and a surplus maintenance obligation in the form of an aggregate excess of loss reinsurance agreement. In accordance with the Brandywine restructuring order, INA Financial Corporation established and funded a dividend retention fund (the Dividend Retention Fund) consisting of $50 million plus investment earnings. The full balance of the Dividend Retention Fund was contributed to Century as of December 31, 2002. To the extent future dividends are paid by INA Holdings Corporation to its parent, INA Financial Corporation, and to the extent INA Financial Corporation then pays such dividends to INA Corporation, a portion of those dividends must be withheld to replenish the principal of the Dividend Retention Fund to $50 million within five years. In the six months ended June 30, 2007, and in 2006, 2005, and 2004, no such dividends were paid and therefore, no replenishment of the Dividend Retention Fund occurred. The obligation to maintain and to replenish the Dividend Retention Fund as necessary and to the extent dividends are paid is ongoing until ACE INA receives prior written approval from the Pennsylvania Insurance Commissioner to terminate the fund.

In addition, an ACE INA insurance subsidiary provided reinsurance coverage to Century in the amount of $800 million under an aggregate excess of loss reinsurance agreement (the Aggregate Excess of Loss Agreement) if the statutory capital and surplus of Century falls below $25 million or if Century lacks liquid assets with which to pay claims as they become due, after giving effect to the contribution of the balance, if any, of the Dividend Retention Fund. Coverage under the Aggregate Excess of Loss Agreement was triggered as of December 31, 2002, following contribution of the balance of the Dividend Retention Fund, because Century’s capital and surplus fell below $25 million at December 31, 2002.

Effective December 31, 2004, ACE INA Holdings contributed $100 million to Century in exchange for a surplus note. After giving effect to the contribution and issuance of the surplus note, the statutory surplus of Century at June 30, 2007, was $25 million and approximately $345 million in statutory-basis losses were ceded to the Aggregate Excess of Loss Agreement. Century reports the amount ceded under the Aggregate Excess of Loss Agreement in accordance with statutory accounting principles, which differ from GAAP by, among other things, allowing Century to discount its asbestos and environmental reserves. For GAAP reporting purposes, intercompany reinsurance recoverables related to the Aggregate Excess of Loss Agreement are eliminated upon consolidation. To estimate ACE’s remaining claim exposure under the Aggregate Excess of Loss Agreement on a GAAP basis, we adjust the statutory cession to exclude the discount embedded in statutory loss reserves and we adjust the statutory provision for uncollectible reinsurance to a GAAP basis amount. At June 30, 2007, approximately $544 million in GAAP basis losses were ceded under the Aggregate Excess of Loss Agreement, leaving a remaining limit of coverage under that agreement of approximately $256 million. At December 31, 2006, the remaining limit of coverage under the agreement was $255 million. While we believe ACE has no legal obligation to fund losses above the Aggregate Excess of Loss Agreement limit of coverage, ACE’s consolidated results would nevertheless continue to include any losses above the limit of coverage for so long as the Brandywine companies remain consolidated subsidiaries of ACE.

Uncertainties Relating to ACE’s Ultimate Brandywine Exposure

In addition to the Dividend Retention Fund and Aggregate Excess of Loss Agreement commitments described above, certain ACE entities are primarily liable for asbestos, environmental, and other exposures that they have reinsured to Century. Accordingly, if Century were to become insolvent and ACE were to lose control of Century, some or all of the recoverables due to these ACE companies from Century could become uncollectible, yet those ACE entities would continue to be responsible to pay claims to their insureds or reinsureds. Under such circumstances, ACE would recognize a loss in its consolidated statement of operations. As of June 30, 2007, the aggregate reinsurance balances ceded by the active ACE companies to Century were approximately $1.5 billion. At June 30, 2007, Century’s carried gross reserves (including reserves ceded by the active ACE companies to Century) were $3.8 billion. We believe the intercompany reinsurance recoverables, which relate to liabilities payable over many years (i.e., 25 years or more), are not impaired at this time. A substantial portion of the liabilities ceded to Century by its affiliates have in turn been ceded by Century to NICO and, as of June 30, 2007, approximately $1.7 billion of cover remains on a paid basis. Should Century’s loss reserves experience adverse development in the future and should Century be placed into rehabilitation or liquidation, the reinsurance recoverables due from Century to its affiliates would be payable only after the payment in full of certain expenses and liabilities, including administrative expenses and direct policy liabilities. Thus, the intercompany reinsurance recoverables would be at risk to the extent of the shortage of assets remaining to pay these recoverables. As of June 30, 2007, losses ceded by Century to the active ACE companies and other amounts owed to Century by the active ACE companies were approximately $614 million in the aggregate.

Catastrophe Management

We continue to closely monitor our catastrophe accumulation around the world and have significantly reduced our U.S. wind exposure since 2005. Our modeled annual aggregate 1 in 100 year return period U.S. hurricane probable maximum loss, net of reinsurance is approximately $974 million; i.e., there is a one percent chance that ACE’s losses incurred in any year from U.S. hurricanes could be in excess of $974 million (or approximately six percent of our total shareholders’ equity at September 30, 2007). We estimate that at such loss levels, aggregate industry losses are approximately $128 billion. If the 2005 hurricanes were to recur, our net losses on an “as-if”

basis would be 30 percent lower. ACE’s modeled losses reflect our in-force portfolio and catastrophe reinsurance program as of July 1, 2007. The modeling estimates of both ACE and industry loss levels are inherently uncertain owing to key assumptions. First, while the use of third-party catastrophe modeling packages to simulate hurricane losses is prevalent within the insurance industry, the models are reliant upon significant meteorology and engineering assumptions to estimate hurricane losses. In particular, modeled hurricane events are not always a representation of actual events and ensuing additional loss potential. Second, there is no universal standard in the preparation of insured data for use in the models and the running of the modeling software. Third, we are reliant upon third-party estimates of industry insured exposures and there is significant variation possible around the relationship between ACE’s loss and that of the industry following an event. Fourth, we assume that our reinsurance recoveries following an event are fully collectible. These loss estimates do not represent ACE’s potential maximum exposures and it is highly likely that ACE’s actual incurred losses would vary materially from the modeled estimates.

Liquidity

The payments of dividends or other statutorily permissible distributions from our operating companies are subject to the laws and regulations applicable to each jurisdiction, the need to maintain capital levels adequate to support the insurance and reinsurance operations, as well as financial strength ratings issued by independent rating agencies. During the nine months ended September 30, 2007, we were able to meet all of our obligations, including the payment of dividends declared on our Ordinary Shares and Preferred Shares, with our net cash flows and dividends received. We anticipate that positive cash flows from operations (underwriting activities and investment income) should be sufficient to cover cash outflows under most loss scenarios through 2007. Should the need arise, we generally have access to the capital markets and other available credit facilities. At September 30, 2007, our available credit lines totaled $2.8 billion, and usage was $1.6 billion. Based on our projected requirements for bank credit facilities, we are currently refinancing our letter of credit facilities and our revolving credit facility. It is currently anticipated that our $500 million secured letter of credit facility will be cancelled and our $1 billion unsecured letter of credit facility will be renewed for a further five years. It is currently anticipated that our revolving credit facility will be reduced from $600 million to $500 million and will also be renewed for a further five years.

We assess which subsidiaries to draw dividends from based on a number of factors. Considerations such as regulatory and legal restrictions as well as the subsidiary’s financial condition are paramount to the dividend decision. The legal restrictions on the payment of dividends from retained earnings by our Bermuda subsidiaries are currently satisfied by the share capital and additional paid-in capital of each of the Bermuda subsidiaries. During the nine months ended September 30, 2007 and 2006, ACE Bermuda declared and paid dividends of $168 million and $426 million, respectively. We expect that a majority of our cash inflows for the remainder of 2007 will be from our Bermuda subsidiaries.

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

ACE Limited did not receive any dividends from ACE Global Markets or ACE INA during the nine months ended September 30, 2007 or 2006. The debt issued by ACE INA to provide partial financing for the ACE INA acquisition and for other operating needs is serviced by statutorily permissible distributions by ACE INA’s insurance subsidiaries to ACE INA as well as other group resources.

Sources of liquidity include cash from operations, routine sales of investments, and financing arrangements. The following is a discussion of our cash flows for the nine months ended September 30, 2007 and 2006.

•

Our consolidated net cash flows from operating activities were $3.9 billion in the nine months ended September 30, 2007, compared with $3.3 billion for the prior year period. These amounts reflect net income for each period, adjusted for non-cash items and changes in working capital. Net income for the nine months ended September 30, 2007, was $2.0 billion, compared with $1.6 billion in the prior year period. For the nine months ended September 30, 2007, significant adjustments included increases in unpaid losses and loss expenses of $958 million and a decrease in reinsurance recoverable and insurance and reinsurance balances receivable of $777 million (primarily due to strong collection of recoveries from prior year catastrophe losses).

•

Our consolidated net cash flows used for investing activities were $3.7 billion in the nine months ended September 30, 2007, compared with $3.1 billion for the prior year period. For the indicated periods, net investing activities were related principally to net purchases and maturities on the fixed maturities portfolio.

•

Our consolidated net cash flows used for financing activities were $223 million in the nine months ended September 30, 2007, compared with $207 million in the prior year period. Net cash flows used for financing activities in the nine months ended September 30, 2007, were primarily related to the payment of dividends on Ordinary Shares. During the nine months ended September 30, 2007, we issued $500 million of long-term debt and also repaid $500 million of matured debt. During the prior year period we issued $300 million of long-term debt and also repaid $300 million of matured debt.

Capital Resources

Capital resources consist of funds deployed or available to be deployed to support our business operations. The following table summarizes the components of our capital resources at September 30, 2007, and December 31, 2006.

	September 30 2007	December 31 2006
	(in millions of U.S. dollars)
Short-term debt	$87	$578
Long-term debt	2,068	1,560

Total debt	2,155	2,138

Trust preferred securities	309	309

Preferred Shares	557	557
Ordinary shareholders’ equity	15,478	13,721

Total shareholders’ equity	16,035	14,278

Total capitalization	$18,499	$16,725

Ratio of debt to total capitalization	11.6%	12.8%
Ratio of debt plus trust preferred securities to total capitalization	13.3%	14.6%

Long-term debt includes $500 million of 5.7 percent senior notes due 2017, issued during the first quarter of 2007. The net proceeds of this issuance, together with available cash, were used to repay $500 million of indebtedness which matured in April 2007 and bore interest at 6.0 percent per year.

Total shareholders’ equity increased $1.7 billion in the nine months ended September 30, 2007, primarily due to net income of $2.0 billion, partially offset by dividends declared of $293 million.

On January 12, 2007, and April 13, 2007, we paid dividends of 25 cents per Ordinary Share to shareholders of record on December 29, 2006, and March 30, 2007, respectively. On July 13, 2007, and October 12, 2007, we paid dividends of 27 cents per share to shareholders of record on June 29, 2007, and September 30, 2007, respectively. We have paid dividends each quarter since we became a public company in 1993. However, the declaration, payment, and value of future dividends on Ordinary Shares is at the discretion of our Board of Directors and will be dependent upon our profits, financial requirements, and other factors including legal restrictions on the payment of dividends and such other factors as our Board of Directors deems relevant. Dividends on the Preferred Shares are payable quarterly when, and if, declared by our Board of Directors in arrears on March 1, June 1, September 1, and December 1 of each year. On March 1, 2007, June 1, 2007, and September 1, 2007, we paid a dividend of $4.875 per Preferred Share to shareholders of record on February 28, 2007, May 31, 2007, and August 31, 2007, respectively.

As part of our capital management program, in November 2001, our Board of Directors authorized the repurchase of any ACE issued debt or capital securities including Ordinary Shares up to $250 million. At September 30, 2007, this authorization had not been utilized. We generally maintain shelf capacity at all times in order to allow capital market access for refinancing as well as for unforeseen capital needs. Consistent with this policy, in 2005, we filed an unlimited shelf registration which expires in December 2008.

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

During the quarter ended September 30, 2007, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Information on the insurance industry investigations and related matters is set forth in Note 8 b) to our Consolidated Financial Statements for the quarter ended September 30, 2007.

Item 1A. Risk Factors

Refer to Item 1A included in our Annual Report on Form 10-K for the year ended December 31, 2006, as updated by Item 1A of Part II included in our Quarterly Reports for the quarters ended June 30, 2007, and March 31, 2007. There have been no material changes to this item since December 31, 2006, other than as disclosed in our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2007, and March 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by the Company of its Ordinary Shares during the three months ended September 30, 2007.

Issuer’s Purchases of Equity Securities

Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan**	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan**
July 1 through July 31	11,144	$63.19	—	$250 million
May 1 through August 31	980	$58.46	—	$250 million
September 1 through September 30	1,617	$57.31	—	$250 million

Total	13,741

*	For the three months ended September 30, 2007, this column includes the surrender to the Company of 8,250 Ordinary Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees and the surrender to the Company of 5,491 Ordinary Shares to satisfy the option cost on options exercised.
**	As part of ACE’s capital management program, in November 2001, the Company’s Board of Directors authorized the repurchase of any ACE issued debt or capital securities, including Ordinary Shares, up to $250 million. At September 30, 2007, this authorization had not been utilized.

Item 5. Other Information

On November 1, 2007, ACE Limited as Account Party and ACE Bermuda Insurance Ltd. and ACE Tempest Reinsurance Ltd., as guarantors, received consent from the banks named within its syndicated Funds at Lloyd’s letter of credit agreement dated November 17, 2006 (the “LC Agreement”), to extend the availability under the facility by one year. The LC Agreement permits the issuance of up to £300,000,000 of letters of credit on an unsecured basis for use as Funds at Lloyd’s. The letters of credit issued under the LC Agreement will be used to satisfy Syndicate 2488’s Funds at Lloyd’s requirements for the 2008, 2009 and 2010 years of underwriting and will expire no earlier than December 31, 2013. The LC Agreement requires maintenance of a minimum consolidated net worth of not less than $9.570 billion (subject to an annual reset provision) plus 25 percent of cumulative net income since December 31, 2006, plus 50 percent of net proceeds of any issuance of equity interests subsequent to December 31, 2006. In all other respects, the LC Agreement as extended contains the same terms and conditions as were previously in effect. Those terms and conditions were described in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2006.

Item 6. Exhibits

10.1*	Amendment to the Consulting Services Agreement by and between GTS Consulting, LLC and ACE American Insurance Company.

10.2*	Form of Restricted Stock Unit Award Terms (for outside directors) under the ACE Limited 2004 Long-Term Incentive Plan.

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*	Management or compensation plan

ACE LIMITED

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACE LIMITED

November 6, 2007	/S/ EVAN G. GREENBERG
Evan G. Greenberg
Chairman and Chief Executive Officer

November 6, 2007	/S/ PHILIP V. BANCROFT
Philip V. Bancroft
Chief Financial Officer

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	SEC File Reference Number	Filed Herewith
10.1*	Amendment to the Consulting Services Agreement by and between GTS Consulting, LLC and ACE American Insurance Company.					X

10.2*	Form of Restricted Stock Unit Award Terms (for outside directors) under the ACE Limited 2004 Long-Term Incentive Plan.					X

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.					X

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.					X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.					X

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.					X

*	Management or compensation plan