Form 10-K
period 2007-12-31
ACE LTD
filed 2008-02-29
CIK 896159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☑  NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☑             Accelerated filer  ☐

Non-accelerated filer  ☐            (Do not check if a smaller reporting company) Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  YES  ☐  NO  ☑

The aggregate market value of voting stock held by non-affiliates as of June 30, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $21 billion. For the purposes of this computation, shares held by directors and officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

As of February 26, 2008, there were 329,888,123 Ordinary Shares par value $0.041666667 of the registrant outstanding.

Documents Incorporated By Reference

Certain portions of the registrant’s definitive proxy statement relating to its 2008 Annual General Meeting of Shareholders are incorporated by reference in Part III of this report.

ACE LIMITED INDEX TO 10-K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Any written or oral statements made by us or on our behalf may include forward-looking statements that reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks, uncertainties and other factors that could, should potential events occur, cause actual results to differ materially from such statements. These risks, uncertainties and other factors (which are described in more detail elsewhere herein and in other documents we file with the Securities and Exchange Commission (SEC)) include but are not limited to:

• the failure of our acquisition of Combined Insurance Company of America (Combined) transaction to close, any difference in the performance by Combined and its subsidiaries from what is currently expected by us, or the failure to realize anticipated expense-related efficiencies from our acquisition of Combined;

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

• the cost of building materials and labor to reconstruct properties following a catastrophic event; and

• complex coverage and regulatory issues such as whether losses occurred from storm surge or flooding and related lawsuits.

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

• uncertainties relating to governmental, legislative, and regulatory policies, developments, actions, investigations, and treaties which, among other things, could subject us to insurance regulation or taxation in additional jurisdictions or affect our current operations;

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

• the ability of our technology resources to perform as anticipated; and

• management’s response to these factors and actual events (including, but not limited, to those described above).

The words “believe”, “anticipate”, “estimate”, “project”, “should”, “plan”, “expect”, “intend”, “hope”, “will likely result”, or “will continue”, and variations thereof and similar expressions identify forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I

ITEM 1.	Business

General Development of Business

ACE Limited (ACE) is a Bermuda-based holding company incorporated with limited liability under the Cayman Islands Companies Law. ACE and its direct and indirect subsidiaries (collectively, the ACE Group of Companies, the Company, we, us, or our) are a global property and casualty insurance and reinsurance organization. We provide a diversified range of products and services to commercial and individual customers in more than 140 countries and jurisdictions.

We have grown our business through increased premium volume, expansion of product offerings and geographic reach, and acquisition of other companies. On December 14, 2007, we entered into a stock purchase agreement with Aon Corporation, pursuant to which we have agreed to purchase all the outstanding shares of capital stock of Combined Insurance Company of America (Combined) and fourteen Combined subsidiaries. The all cash purchase price is $2.4 billion, subject to certain post-closing adjustments. Combined, which was founded in 1919 and headquartered in Glenview, Illinois, is a leading underwriter and distributor of specialty individual accident and supplemental health insurance products that are targeted to middle income consumers in the U.S., Europe, Canada, and Asia Pacific. Combined serves more than four million policyholders worldwide. We expect this transaction to be completed during the second quarter of 2008. We believe that this acquisition will add balance and capability to our existing accident and health (A&H) business and offers meaningful opportunity for future revenue and earnings growth.

Employees

At December 31, 2007, there were approximately 10,000 employees in the ACE Group of Companies. We believe that employee relations are satisfactory.

Customers

For most of the commercial lines of business that we offer, insureds typically use the services of an insurance broker. An insurance broker acts as an agent for the insureds, offering advice on the types and amount of insurance to purchase and also assisting in the negotiation of price and terms and conditions. We obtain business from the major international insurance brokers and typically pay a commission to brokers for any business accepted and bound. Loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our business. We also use direct marketing techniques in our personal accident lines, selling to consumers through affinity partnerships and financial institutions. In our opinion, no material part of our business is dependent upon a single insured or group of insureds. We do not believe that the loss of any one insured would have a material adverse effect on our financial condition or results of operations and no one insured or group of affiliated insureds account for as much as 10 percent of our consolidated revenues.

Competition

Competition in the domestic and international insurance and reinsurance marketplace is substantial. Competition varies by type of business and geographic area. Competitors include other stock companies, mutual companies, alternative risk sharing groups (such as group captives and catastrophe pools), and other underwriting organizations. These companies sell through various distribution channels and business models, across a broad array of product lines, and with a high level of variation regarding geographic, marketing and customer segmentation. We compete for business not only on the basis of price, but also on the basis of availability of coverage desired by customers and quality of service. Our ability to compete is dependent on a number of factors, particularly our ability to maintain the appropriate financial strength ratings as assigned by independent rating agencies. Our strong capital position and global platform affords us opportunities for growth not available to smaller or less diversified insurance companies. Competitive information by segment is included in each of the segment discussions.

Trademarks and Trade Names

We use various trademarks and trade names in our business. These trademarks and trade names protect names of certain products and services we offer and are important to the extent they provide goodwill and name recognition in the insurance industry. We use commercially reasonable efforts to protect these proprietary rights, including various trade secret and trademark laws. One or more of the trademarks and trade names could be material to our ability to sell our products and services. We have taken appropriate steps to protect our ownership of key names and we believe it is unlikely that anyone would be able to prevent us from using names in places or circumstances material to our operations.

Available Information

We make available free of charge through our Internet site (www.acelimited.com, under Investor Information / Financial Reports or Investor Information / SEC – Section 16 Filings) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 (a) or 15 (d) of the Exchange Act (15 U.S.C. 78m(a) or 78o(d)) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

We also make available free of charge through our Internet site (under Investor Information / Corporate Governance) our Corporate Governance Guidelines, our Code of Conduct, and Charters for our Board Committees. These documents are also available in print to any shareholder who requests them from our Investor Relations Department by:

Telephone: (441) 299-9283

Facsimile: (441) 292-8675

E-mail: investorrelations@ace.bm

Nothing on our Internet site should be considered incorporated by reference into this report.

Segment Information

We operate through the following business segments: Insurance – North American, Insurance – Overseas General, Global Reinsurance, and Life Insurance and Reinsurance.

The following table sets forth an analysis of net premiums earned by segment for the years ended December 31, 2007, 2006, and 2005. Additional financial information about our segments, including gross premium written by geographic area, is included in Note 16 to the Consolidated Financial Statements, under Item 8.

(in millions of U.S. dollars)	2007 Net Premiums Earned	Percentage Change	2006 Net Premiums Earned	Percentage Change	2005 Net Premiums Earned
Insurance – North American	$6,007	5%	$5,719	–	$5,730
Insurance – Overseas General	4,623	7%	4,321	2%	4,239
Global Reinsurance	1,299	(14)%	1,511	(1)%	1,531
Life Insurance and Reinsurance	368	34%	274	10%	248
	$12,297	4%	$11,825	–	$11,748

Insurance – North American

Background

The Insurance – North American segment comprises our P&C operations in the U.S., Canada, and Bermuda. This segment, which accounted for approximately half of our consolidated 2007 net premiums earned, includes the operations of ACE USA (including ACE Canada), ACE Westchester Specialty Group (ACE Westchester), ACE Bermuda, and various run-off operations.

ACE USA, our retail business, operates through several insurance companies using a network of offices throughout the U.S. and Canada. These operations provide a broad array of P&C, A&H, and risk management products and services to a diverse group of commercial and non-commercial enterprises and consumers. ACE USA is this segment’s largest operation and represented approximately 70 percent of this segment’s net premiums earned in 2007.

ACE Westchester specializes in the wholesale distribution of excess, surplus, and specialty P&C products. ACE Bermuda provides commercial insurance products on an excess basis to a global client base, covering risks that are generally low in frequency and high in severity.

The run-off operations include Brandywine Holdings Corporation (Brandywine), Commercial Insurance Services (CIS), residual market workers’ compensation business, pools and syndicates not attributable to a single business group, and other exited lines of business. Run-off operations do not actively sell insurance products, but are responsible for the management of existing policies and related claims.

Products and Distribution

ACE USA primarily distributes its insurance products through a limited number of brokers. In addition to using brokers, certain products are also distributed through channels such as general agents, independent agents, managing general agents, managing general underwriters, alliances, affinity groups, and direct marketing operations. These products include general liability, excess liability, property, workers’ compensation, commercial marine, automobile liability, professional lines (D&O and E&O), medical liability, aerospace, and A&H coverages, as well as claims and risk management products and services. ACE USA has also established internet distribution channels for some of its products.

ACE USA’s on-going operations are organized into distinct business units, each offering specialized products and services targeted at specific niche markets.

• ACE Risk Management offers a wide range of customized casualty products to respond to the needs of mid- to large-size companies, including national accounts, irrespective of industry. These programs are designed to help insureds address the significant costs of financing and managing risk for workers’ compensation and general and auto liability coverages. A variety of program structures are offered to support each client’s risk financing needs including: large deductible captives, third-party rent-a-captives, funded deductibles, and net present value and other risk financing structures. ACE Risk Management ceased assuming securitization and financial guarantee exposure in 2004.

• ACE Global Underwriting Group, specializing in global programs and specialty coverages, provides comprehensive risk management programs and services to mid- to large-size U.S.-based companies, not-for-profit, and government entities. The group’s key products include global property, corporate risk property, inland marine, foreign casualty, commercial marine, energy, and aerospace. In addition, this group provides specialty personal lines coverage for recreational marine distributed through a network of specialty agents.

• ACE Casualty Risk offers products and services to a broad range of customers, ranging from middle market to the large multinational clients. Key coverages offered by ACE Casualty Risk include umbrella and excess liability, environmental risk for commercial and industrial risks, and wrap-up programs which protect contractors and project sponsors with multi-risk coverage on large single- and multi-location construction projects. Small businesses can purchase workers’ compensation coverage through this unit’s internet-based ACE Completesm product.

• ACE Professional Risk (Professional Risk) provides management liability and professional liability (D&O and E&O), as well as surety products that are designed to meet the needs of our insureds.

• ACE Canada (ACE USA’s Canadian operations) offers a broad range of P&C products as well as Life and A&H coverage. ACE Canada specializes in providing customized P&C and A&H products to commercial and industrial clients as well as to groups and associations, operating nationally or internationally.

• ACE Accident & Health works with employers, travel agencies, and affinity groups to offer a variety of accident and other supplemental insurance programs. Key products include Employee Benefit Plans (basic and voluntary accidental death and dismemberment, limited medical insurance for vision, dental and prescription drugs), occupational accident, student accident, and worldwide travel accident and global medical programs. ACE Accident & Health also provides specialty personal lines products, including credit card enhancement programs (identity theft, rental car collision damage waiver, trip travel and purchase protection benefits), and disaster recovery programs distributed through affinity groups.

• ACE Medical Risk offers a wide range of liability products for the healthcare industry. These include primary coverages for professional liability and general liability for selected types of medical facilities, excess/umbrella liability for medical facilities, primary and excess coverages for products liability for biotechnology and specialty pharmaceutical companies, and liability insurance for human clinical trials.

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

ACE Westchester offers wholesale distribution of property, inland marine, casualty, professional lines, and environmental liability products. Through its Program division, ACE Westchester also provides coverage for agriculture business and specialty programs, writing a variety of commercial coverages through program agents, including sports/leisure activities, farm, and crop/hail insurance.

ACE Bermuda targets low-frequency, high-severity business on an excess of loss basis. Its principal lines of business are excess liability, professional lines, excess property, and political risk, the latter being written on a subscription basis by Sovereign Risk Insurance Ltd. (Sovereign), a wholly owned managing agent. ACE Bermuda accesses its clients primarily through the Bermuda offices of major, internationally recognized insurance brokers.

Competitive Environment

ACE USA and ACE Westchester compete against a number of large, national carriers as well as regional competitors in certain territories. The markets in which ACE USA and ACE Westchester compete are subject to significant cycles of fluctuating capacity and wide disparities in price adequacy. We strive to offer superior service, which we believe has differentiated us from our competitors. The ACE USA and ACE Westchester operations pursue a specialist strategy and focus on market opportunities where we can compete effectively based on service levels and product design, while still achieving an adequate level of profitability. A competitive advantage is also achieved through ACE USA’s innovative product offerings and our ability to provide multiple products to a single client due to our nationwide local presence. An additional competitive strength of all our domestic commercial units is the ability to deliver global products and coverage to customers in concert with our Insurance – Overseas General segment. ACE USA has grown, in part, from the leveraging of cross-marketing opportunities with our other operations to take advantage of our organization’s global presence. ACE Bermuda competes against international commercial carriers writing business on an excess of loss basis.

Insurance – Overseas General

Background

The Insurance – Overseas General segment accounted for 38 percent of consolidated 2007 net premiums earned. Insurance – Overseas General consists of ACE International, our network of indigenous retail insurance operations, and the wholesale insurance operations of ACE Global Markets, our London-based excess and surplus lines business that includes Lloyd’s Syndicate 2488 (Syndicate 2488). ACE International maintains a presence in every major insurance market in the world and is organized geographically along product lines that provide dedicated underwriting focus to customers. ACE Global Markets offers an extensive product range through its unique parallel distribution of products via ACE European Group Limited (AEGL) and Syndicate 2488. ACE provides funds at Lloyd’s to support underwriting by Syndicate 2488, which is managed by ACE Underwriting Agencies Limited and had an underwriting capacity of £400 million in 2007. AEGL is London-based and regulated by the Financial Services Authority, the U.K. insurance regulator. AEGL underwrites U.K. and Continental Europe insurance and reinsurance business.

Products and Distribution

ACE International’s P&C business is generally written, on both a direct and assumed basis, through major international, regional, and local brokers. A&H and other consumer lines products are distributed through brokers, agents, direct marketing programs, and sponsor relationships. Property insurance products include traditional commercial fire coverage as well as energy industry-related and other technical coverages. Principal casualty products are commercial primary and excess casualty and general liability. ACE International provides D&O and professional indemnity coverages. Marine cargo and hull coverages are written in the London market as well as in marine markets throughout the world. The A&H insurance operations provide products that are designed to meet the insurance needs of individuals and groups outside of U.S. insurance markets. These products have been representing an increasing portion of ACE International’s business in recent years and include, but are not limited to, accidental death, medical and hospital indemnity, and income protection coverages. ACE International’s personal lines operations provide specialty products and services designed to meet the needs of specific target markets and include, but are not limited to, property damage, auto, homeowners, and personal liability.

Following is a discussion of Insurance – Overseas General’s four regions of operations: ACE European Group (which is comprised of ACE Europe and ACE Global Markets branded business), ACE Asia Pacific, ACE Far East, and ACE Latin America.

• ACE European Group is headquartered in London and offers a broad range of P&C and specialty coverages principally directed at large and mid-sized corporations, as well as individual consumers. ACE European Group operates in every major market in the European Union. Commercial products are principally distributed through brokers while consumer products (mainly A&H) are distributed through brokers as well as through direct marketing programs. ACE European Group also has operations in South Africa, Central and Eastern Europe, the Commonwealth of Independent States (the CIS), and the Middle East and North Africa. Our operations in South Africa write P&C and A&H business. Central and Eastern Europe and the CIS markets are serviced through our Warsaw and Moscow offices which were opened in 2005. The Middle East and North Africa region includes insurance subsidiaries and joint ventures in Egypt, Saudi Arabia, Pakistan, and Bahrain. ACE Global Markets primarily underwrites P&C insurance through Syndicate 2488 and AEGL. ACE Global Markets utilizes Syndicate 2488 to underwrite P&C business on a global basis through Lloyd’s worldwide licenses. ACE Global Markets utilizes AEGL to underwrite similar classes of business through its network of U.K. and Continental Europe licenses, and in the U.S. where it is eligible to write excess & surplus business. Factors influencing the decision to place business with Syndicate 2488 or AEGL include licensing eligibilities, capitalization requirements, and client/broker preference. All business underwritten by ACE Global Markets is accessed through registered brokers. The main lines of business include aviation, property, energy, professional lines, marine, political risk, and A&H.

• ACE Asia Pacific is headquartered in Singapore and has an extensive network of operations serving Australia, Hong Kong, India, Indonesia, Korea, Macau, Malaysia, New Zealand, the Philippines, Singapore, Taiwan, Thailand, and Vietnam. ACE Asia Pacific offers a broad range of P&C, A&H, and specialty coverages principally directed at large and mid-sized corporations as well as individual consumers. This region also provides management, underwriting, and administrative support to our equity investee, Huatai Insurance Company of China, Limited.

• ACE Far East is based in Tokyo and offers a broad range of P&C, A&H, and personal lines insurance products and services to businesses and consumers in Japan, principally delivered through an extensive agency network.

• ACE Latin America includes business operations throughout Latin America and the Caribbean, including offices in Argentina, Brazil, Chile, Colombia, Ecuador, Mexico, and Puerto Rico. ACE Latin America focuses on providing P&C, A&H, and specialty personal lines insurance products and services to both large and small commercial clients as well as individual consumers. ACE Latin America distributes its products through brokers (for its commercial business) and direct marketing and sponsored programs (for its consumer business).

Competitive Environment

ACE International’s primary competitors include U.S.-based companies with global operations, as well as non-U.S. global carriers and indigenous companies in regional and local markets. For the A&H lines of business, locally-based competitors include financial institutions and bank-owned insurance subsidiaries. Our international operations have the distinct advantage of being part of one of the few international insurance groups with a global network of licensed companies able to write policies on a locally admitted basis. The principal competitive factors that affect the international operations are underwriting expertise and pricing, relative operating efficiency, product differentiation, producer relations, and the quality of policyholder services. A competitive strength of our international operations is our global network and breadth of insurance programs, which assist individuals and business organizations to meet their risk management objectives. Insurance operations in over 50 countries also represent a competitive advantage in terms of depth of local technical expertise, accomplishing a spread of risk, and offering a global network to service multi-national accounts.

ACE Global Markets is one of the preeminent international specialty insurers in London and is an established lead underwriter on a significant portion of the risks underwritten, particularly within the aviation and marine lines of business. This leadership position allows ACE Global Markets to set the policy terms and conditions of many of the policies written. All lines of business face competition, depending on the business class, from Lloyd’s syndicates, the London market, and other major international insurers and reinsurers. Competition for international risks is also seen from domestic insurers in the country of origin of the insured. ACE Global Markets differentiates itself from competitors through long standing experience in its product lines, its multiple insurance entities (Syndicate 2488 and AEGL), and the quality of its underwriting and claims service.

Global Reinsurance

Background

The Global Reinsurance segment, which accounted for 11 percent of consolidated 2007 net premiums earned, represents ACE’s reinsurance operations comprising ACE Tempest Re Bermuda, ACE Tempest Re USA, ACE Tempest Re Europe, and ACE Tempest Re Canada. Global Reinsurance markets its reinsurance products worldwide under the ACE Tempest Re brand name and provides a broad range of coverages to a diverse array of primary P&C companies. Global Reinsurance has expanded beyond catastrophe lines to become a leading global multi-line reinsurance business with underwriting offices in Bermuda, Stamford, Montreal, London, and Zurich. This has reduced the volatility of ACE’s reinsurance operations by diversifying Global Reinsurance’s business to offer a comprehensive range of products to satisfy client demand. We consider an expanded product offering vital to competing effectively in the reinsurance market, but not at the expense of profitability.

Products and Distribution

Global Reinsurance services clients globally through its major units: ACE Tempest Re Bermuda, ACE Tempest Re USA, ACE Tempest Re Europe, and ACE Tempest Re Canada. Through these operations, we are able to provide a complete portfolio of products on a global basis to clients. Major international brokers submit business to one or more of these units’ underwriting teams who have built strong relationships with both key brokers and clients by explaining their approach and demonstrating consistently open, responsive, and dependable service.

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

ACE Tempest Re USA writes all lines of traditional and specialty P&C reinsurance for the North American market, with a focus on writing property per risk and casualty reinsurance, including medical malpractice and surety, principally on a treaty basis, with a weighting towards casualty. This unit’s diversified portfolio is produced through reinsurance intermediaries.

ACE Tempest Re Europe provides treaty reinsurance of P&C business of insurance companies worldwide, with emphasis on non-U.S. and London market risks. ACE Tempest Re Europe writes all lines of traditional and specialty reinsurance including property, casualty, marine, aviation, and medical malpractice through our London- and Zurich-based divisions. The London-based divisions of ACE Tempest Re Europe focus on the development of business sourced through London market brokers and, consequently, write a diverse book of international business utilizing Lloyd’s global licensing and the Company market licensing. The Zurich-based division focuses on providing reinsurance to continental European insurers via continental European brokers.

ACE Tempest Re Canada commenced writing business in 2007, offering a full array of P&C reinsurance to the Canadian market. ACE Tempest Re Canada provides its coverage through its Canadian company platform and also offers its clients access to Lloyd’s Syndicate 2488.

Competitive Environment

The Global Reinsurance segment competes worldwide with major U.S. and non-U.S. reinsurers as well as reinsurance departments of numerous multi-line insurance organizations. Global Reinsurance is considered a lead reinsurer and is typically involved in the negotiation and quotation of the terms and conditions of the majority of the contracts in which it participates. Global Reinsurance competes effectively in P&C markets worldwide because of its strong capital position, the quality of service provided to customers, the leading role it plays in setting the terms, pricing, and conditions in negotiating contracts, and its customized approach to risk selection. The key competitors in our markets vary by geographic region and product line and we have also experienced clients who are increasing their retention. Further, over the last several years, capital markets participants have developed financial products intended to compete with traditional reinsurance. In addition, government sponsored or backed catastrophe funds can affect demand for reinsurance.

Life Insurance and Reinsurance

Background

Life Insurance and Reinsurance, which accounted for three percent of consolidated 2007 net premiums earned, includes the operations of ACE Tempest Life Re (ACE Life Re) and ACE International Life. ACE Life Re helps clients (ceding companies) manage mortality, morbidity, lapse, and/or capital market risks embedded in their books of business. ACE Life Re comprises two companies. The first is a Bermuda-based niche player in the life reinsurance market that provides reinsurance coverage to other life insurance companies, focusing on guarantees included in certain fixed and variable annuity products. The second is a U.S.-based traditional life reinsurance company licensed in 49 states and the District of Columbia, offering reinsurance capacity for the individual life business utilizing yearly renewable term and coinsurance structures. ACE International Life provides traditional life insurance protection and investment and savings products to individuals in several countries including China, Egypt, Taiwan, Thailand, Vietnam, the United Arab Emirates, and various Latin American countries.

Products and Distribution

ACE Life Re markets its products directly to clients as well as through reinsurance intermediaries. The marketing plan seeks to capitalize on the relationships developed by our executive officers and underwriters with members of the actuarial profession and executives at client companies. ACE Life Re targets potential ceding insurers that it believes would benefit from its reinsurance products based on analysis of publicly available information and other industry data. In addition, reinsurance transactions are often placed by reinsurance intermediaries and consultants. ACE Life Re works with such third party marketers in an effort to maintain a high degree of visibility in the reinsurance marketplace. ACE Life Re’s strategy and business does not depend on a single client or a few clients. To date, we have entered into reinsurance agreements with more than 30 clients. A significant percentage of our total revenue and income in Bermuda derives from our core line of business, which is reinsurance of variable annuity guarantees. Our primary focus in the Bermuda operation remains the variable annuity line of business, in which our main goals are to successfully manage the current portfolio while continuing expansion into international variable annuity products and potential opportunities in new variable annuity guarantees and variable life products. In the U.S., our core business is growing and is comprised of treaties with significant players in the U.S. individual life insurance market. We will continue to grow this line by entering into reinsurance agreements that are consistent with our underwriting and profit objectives.

ACE International Life offers a broad portfolio of products including whole life, endowment plans, individual term life, group term life, personal accident, universal life, and variable annuity contracts. The policies written by ACE International Life generally provide funds for dependents of insureds after death but many also have a savings component. ACE International Life sells to consumers through a variety of distribution channels including agency, bancassurance and telemarketing through affinity groups. We plan to continue to expand this business with a focus on opportunities in emerging markets that we believe will ultimately result in strong and sustainable operating profits as well as favorable return on capital commitments after an initial growth period.

Competitive Environment

Until recently, there had been little competition for ACE Life Re in the variable annuity reinsurance marketplace. After years of being the only major reinsurer actively writing new reinsurance of variable annuity guarantees, new entrants have emerged. We view the increased competition as a favorable development as long as the new entrants are rational and reasonable with their pricing and underwriting. We believe their entry will create a viable reinsurance market for these risks that will give direct writers the opportunity to evaluate reinsurance against alternative means of managing the variable annuity risk (such as hedging). The life reinsurance market for traditional mortality risk is highly competitive as most of the reinsurance companies are well established, have significant operating histories, strong claims-paying ability ratings, and long-standing client relationships through existing treaties with ceding companies. ACE Life Re competes effectively by leveraging the strength of its client relationships, underwriting expertise and capacity, and our brand name and capital position.

ACE International Life’s competition differs by location but generally includes multi-national insurers, and in some locations, local insurers, joint ventures, or state-owned insurers. ACE’s financial strength and reputation as an entrepreneurial organization with a global presence gives ACE International Life a strong base from which to compete.

Underwriting

ACE is an underwriting company and we strive to emphasize quality of underwriting rather than volume of business or market share. Our underwriting strategy is to employ consistent, disciplined pricing and risk selection in order to maintain a profitable book of business throughout market cycles. Clearly defined underwriting authorities, standards, and guidelines are in place in each of our local operations and global profit centers. Global product boards ensure consistency of approach and the establishment of best practices throughout the world. Our priority is to help ensure adherence to criteria for risk selection by maintaining high levels of experience and expertise in our underwriting staff. In addition, we employ a business review structure that helps ensure control of risk quality and conservative use of policy limits and terms and conditions.

Qualified actuaries in each region work closely with the underwriting teams to provide additional expertise in the underwriting process. We use sophisticated catastrophe loss and risk modeling techniques designed to ensure appropriate spread of risk and to analyze correlation of risk across different product lines and territories. This helps to ensure that losses are contained within our risk tolerances and appetite for individual products lines, businesses, and ACE as a whole. We also purchase reinsurance as a tool to diversify risk and limit the net loss potential of catastrophes and large or unusually hazardous risks. For more information refer to “Insurance and Reinsurance Markets”, under Item 1A, “Catastrophe Exposure Management” and “Natural Catastrophe Reinsurance Program”, under Item 7, and Note 4 to the Consolidated Financial Statements, under Item 8.

Reinsurance Protection

As part of our risk management strategy, we purchase reinsurance protection to mitigate our exposure to losses, including catastrophes, to an acceptable level. Although reinsurance agreements contractually obligate our reinsurers to reimburse us for an agreed-upon portion of our gross paid losses, this reinsurance does not discharge our primary liability to our insureds and, thus, we remain liable for the gross direct loss. In certain countries, reinsurer selection is limited by local laws or regulations. In those areas where there is more freedom of choice, the counterparty is selected based upon its financial strength, management, line of business expertise, and its price for assuming the risk transferred. In support of this process, we maintain an ACE authorized reinsurer list that stratifies these authorized reinsurers by classes of business and acceptable limits. This list is maintained by our Reinsurance Security Committee (RSC), a committee comprised of senior management personnel, and a dedicated reinsurer security team. Changes to the list are authorized by the RSC and recommended to the Chair of the Group Risk Committee. The reinsurers on the authorized list and potential new markets are regularly reviewed, and the list may be modified following these reviews. In addition to the authorized list, there is a formal exception process that allows authorized reinsurance buyers to use reinsurers already on the authorized list for higher limits or different lines of business, for example, or other reinsurers not on the authorized list if their use is supported by compelling business reasons for a particular reinsurance program.

A separate policy and process exists for captive reinsurance companies. Generally, these reinsurance companies are established by our clients or our clients have an interest in them. It is generally our policy to obtain collateral equal to the expected losses that may be ceded to the captive. Where appropriate, exceptions to the collateral requirement are granted but only after senior management review. Specific collateral guidelines and an exception process are in place for ACE USA and Insurance – Overseas General, both of which have credit management units evaluating the captive’s credit quality and that of their parent company. The credit management units, working with actuarial, determine reasonable exposure estimates (collateral calculations), ensure receipt of collateral in a form acceptable to the Company, and coordinate collateral adjustments as and when needed. Currently, financial reviews and expected loss evaluations are performed annually for active captive accounts and as needed for run-off exposures. In addition to collateral, parental guarantees are often used to enhance the credit quality of the captive.

In general, we seek to place our reinsurance with highly rated companies with which we have a strong trading relationship. For more information refer to “Catastrophe Exposure Management” and “Natural Catastrophe Reinsurance Program”, under Item 7, and Note 4 to the Consolidated Financial Statements, under Item 8.

Unpaid Losses and Loss Expenses

We establish reserves for unpaid losses and loss expenses, which are estimates of future payments of reported and unreported claims for losses and related expenses, with respect to insured events that have occurred. The process of establishing loss reserves for P&C claims can be complex and is subject to considerable variability as it requires the use of informed estimates and judgments based on circumstances known at the date of accrual. These estimates and judgments are based on numerous factors, and may be revised as additional experience and other data become available and are reviewed, as new or improved methodologies are developed, or as current laws change. We have actuarial staff in each of our operating segments who analyze insurance reserves and regularly evaluate the levels of loss reserves, taking into consideration factors that may impact the ultimate settlement value of the unpaid losses and loss expenses. Any such revisions could result in future changes in estimates of losses or reinsurance recoverable and would be reflected in our results of operations in the period in which the estimates are changed. Losses and loss expenses are charged to income as incurred. The reserve for unpaid losses and loss expenses represents the estimated ultimate losses and loss expenses less paid losses and loss expenses, and comprises case reserves and incurred but not reported (IBNR) loss reserves. With the exception of certain structured settlements, for which the timing and amount of future claim payments are reliably determinable, our loss reserves are not discounted for time value. In connection with these structured settlements, we carry reserves of $117 million, net of discount, at December 31, 2007.

We implicitly consider the impact of various forms of inflation, for example medical and judicial, in estimating the reserve for unpaid losses and loss expenses. There is no precise method for subsequently evaluating the adequacy of the consideration given to inflation, since claim settlements are affected by many factors.

During the loss settlement period, which can be many years in duration, additional facts regarding individual claims and trends often will become known. As these become apparent, case reserves may be adjusted by allocation from IBNR without any change in the overall reserve. In addition, the circumstances of individual claims or the application of statistical and actuarial methods to loss experience data may lead to the adjustment of the overall reserves upward or downward from time to time. Accordingly, the ultimate settlement of losses may be significantly greater than or less than reported loss and loss expense reserves.

We have considered asbestos and environmental (A&E) claims and claims expenses in establishing the liability for unpaid losses and loss expenses and have developed reserving methods which incorporate new sources of data with historical experience to estimate the ultimate losses arising from A&E exposures. The reserves for A&E claims and claims expenses represent management’s best estimate of future loss and loss expense payments and recoveries that are expected to develop over the next several decades. We continuously monitor evolving case law and its effect on environmental and latent injury claims and we monitor A&E claims activity quarterly and perform a full reserve review annually.

For each product line, management, in conjunction with internal actuaries, develops a “best estimate” of the ultimate settlement value of the unpaid losses and loss expenses that it believes provides a reasonable estimate of the required reserve. We evaluate our estimates of reserves quarterly in light of developing information and discussions and negotiations with our insureds. While we are unable at this time to determine whether additional reserves, which could have a material adverse effect upon our financial condition, results of operations, and cash flows, may be necessary in the future, we believe that our reserves for unpaid losses and loss expenses are adequate as of December 31, 2007.

For more information refer to “Critical Accounting Estimates – Unpaid losses and loss expenses”, under Item 7 and Note 6 to the Consolidated Financial Statements, under Item 8.

The “Analysis of Losses and Loss Expenses Development” table shown below presents for each balance sheet date over the period 1997-2007, the gross and net loss and loss expense reserves recorded at the balance sheet date and subsequent payments from the net reserves. The reserves represent the amount required for the estimated future settlement value of liabilities incurred at or prior to the balance sheet date and those estimates may change subsequent to the balance sheet date as new information emerges regarding the ultimate settlement value of the liability. Accordingly, the table also presents through December 31, 2007, for each balance sheet date, the cumulative impact of subsequent valuations of the liabilities incurred at the original balance sheet date. The data in the table is presented in accordance with reporting requirements of the SEC. This table should be interpreted with care by those not familiar with its format or those who are familiar with other triangulations arranged by origin year of loss such as accident or underwriting year rather than balance sheet date, as shown below. To clarify the interpretation of the table, we use the reserves established at December 31, 1999, in the following example.

The top two lines of the table show for successive balance sheet dates the gross and net unpaid losses and loss expenses recorded as provision for liabilities incurred at or prior to each balance sheet date. It can be seen that at December 31, 1999, a reserve of $9.057 billion net of reinsurance had been established.

The upper (paid) triangulation presents the net amounts paid as of periods subsequent to the balance sheet date. Hence in the 2000 financial year, $2.663 billion of payments were made from the December 31, 1999, reserve balance established for liabilities incurred prior to the 2000 financial year. At the end of the 2007 financial year this block of liabilities had resulted in cumulative net payments of $7.310 billion.

The lower triangulation within the table shows the revised estimate of the net liability originally recorded at each balance sheet date as of the end of subsequent financial years. With the benefit of actual loss emergence and hindsight over the intervening period, the net liabilities incurred as of December 31, 1999, are now estimated to be $10.492 billion, rather than the original estimate of $9.057 billion. One of the key drivers of this change has been adverse development on latent claims that we categorize as asbestos and environmental losses and other run-off liabilities covered under the National Indemnity Company (NICO) reinsurance treaties. Of the cumulative deficiency of $1.435 billion recognized in the seven years since December 31, 1999, $368 million relates to non-latent claims and $1.067 billion relates to latent claims. The deficiency of $1.435 billion was identified and recorded as follows; $45 million redundant in 2000, $8 million deficient in 2001, $558 million deficient in 2002, $149 million deficient in 2003, $874 million deficient in 2004, $121 million redundant in 2005, $41 million deficient in 2006, and $29 million redundant in 2007.

Importantly, the cumulative deficiency or redundancy for different balance sheet dates are not independent and therefore, should not be added together. In the last year, we have revised our estimate of the December 31, 1999, liabilities from $10.521 billion to $10.492 billion. This favorable development of $29 million will also be included in each column to the right of the December 31, 1999, column to recognize that this additional amount was also required in the reserves established for each annual balance sheet date from December 31, 2000, to December 31, 2007.

The loss development table shows that our original estimate of the net unpaid loss and loss expense requirement at December 31, 2006, of $22.008 billion has, with the benefit of actual loss emergence and hindsight, been revised to $21.791 billion at December 31, 2007. This favorable movement of $217 million is referred to as prior period development and is the net result of a number of underlying movements both favorable and adverse. The key underlying movements are discussed in more detail within the “Prior Period Development” section of Item 7.

In the table following certain recorded balances for accidents years 2006 and prior in Insurance – North American were re-classified across accident years. This resulted in favorable development of approximately $155 million on accident years 2003-2005 and adverse development of $153 million on accident years 2002 and prior. Within Insurance – Overseas General long-tail lines, there was $23 million of favorable development on the 2003-2005 accident years following a change in selection of actuarial methods. In addition, an update of our detailed annual evaluation of the excess exposures at Insurance – Overseas General resulted in net favorable prior period development of $20 million which comprised strengthening of $45 million in accident year 2006 and $89 million in accident years 2003 and prior and a release of $154 million in accident years 2004 and 2005.

The bottom lines of the table show the re-estimated amount of previously recorded gross liabilities at December 31, 2007, together with the change in reinsurance recoverable. Similar to the net liabilities, the cumulative redundancy or deficiency on the gross liability is the difference between the gross liability originally recorded and the re-estimated gross liability at December 31, 2007. For example, with respect to the gross unpaid loss and loss expenses of $16.713 billion for 1999, by December 31, 2007, this gross liability was re-estimated to be $22.811 billion, resulting in the cumulative deficiency on the gross liability originally recorded for the 1999 balance sheet year of $6.098 billion. This deficiency relates primarily to U.S. liabilities, including A&E liabilities for 1995 and prior. The gross deficiency results in a net deficiency of $1.435 billion as a result of substantial reinsurance coverage that reduces the gross loss; approximately $2.2 billion was covered by reinsurance placed when the risks were originally written and $1.25 billion of the remaining liability has been ceded to NICO.

We do not consider it appropriate to extrapolate future deficiencies or redundancies based upon the table, as conditions and trends that have affected development of the liability in the past may not necessarily recur in the future. We believe that our current estimates of net liabilities appropriately reflect our current knowledge of the business profile and the prevailing market, social, legal and economic conditions while giving due consideration to historical trends and volatility evidenced in our markets over the longer term. The key issues and considerations involved in establishing our estimate of the net liabilities are discussed in more detail within the “Critical Accounting Estimates – Unpaid losses and loss expenses” section of Item 7.

On July 2, 1999, we changed our fiscal year-end from September 30 to December 31. As a result, the information provided for the 1999 year is actually for the 15-month period from October 1, 1998, through December 31, 1999. Prior to December 31, 1999, the net unpaid losses and loss expenses are in respect of annual periods ending on September 30 of each year. We acquired Tarquin (a Lloyds managing agency) on July 9, 1998. The Tarquin acquisition was accounted for using the pooling-of-interest method and, accordingly, loss experience prior to this acquisition is included in the table consistent with the reporting of loss reserves in our restated 1996 and 1997 consolidated financial statements, as presented subsequent to this acquisition. On January 2, 1998, we acquired ACE US Holdings; on April 1, 1998, we acquired CAT Limited; and on July 2, 1999, we acquired ACE INA (CIGNA’s P&C business). The unpaid loss information for ACE US Holdings, CAT Limited, and ACE INA has been included in the table commencing in the year of acquisition. As a result, 1999 includes net reserves of $6.8 billion related to ACE INA at the date of acquisition and subsequent development thereon. On April 28, 2004, we completed the sale of 65.3 percent of Assured Guaranty Ltd. (AGO). The historical loss information for AGO has been removed from the table.

Analysis of Losses and Loss Expenses Development

	Years ended September 30		Years ended December 31
(in millions of U.S. dollars)	1997	1998	1999 (1)	2000	2001	2002	2003	2004	2005	2006		2007
Gross unpaid loss	$2,112	$3,738	$16,713	$17,184	$20,555	$24,143	$26,605	$31,483	$35,055	$35,517		$37,112
Net unpaid loss	2,007	2,677	9,057	9,075	10,226	11,546	14,203	17,517	20,458	22,008		23,592
Net paid (Cumulative) As Of:
1 year later	337	1,018	2,663	2,380	2,627	2,610	2,747	3,293	3,711	4,038	(2)
2 years later	925	1,480	4,023	3,798	4,598	4,185	4,770	5,483	6,487
3 years later	1,066	1,656	5,081	5,111	5,468	5,622	6,318	7,222
4 years later	1,171	1,813	6,116	5,406	6,588	6,815	7,711
5 years later	1,197	1,979	6,225	6,094	7,395	7,838
6 years later	1,235	2,035	6,742	6,528	7,913
7 years later	1,274	2,240	7,093	6,849
8 years later	1,414	2,294	7,310
9 years later	1,428	2,356
10 years later	1,475
Net Liability Re-estimated As Of:
End of year	$2,007	$2,677	$9,057	$9,075	$10,226	$11,546	$14,203	$17,517	$20,458	$22,008		$23,592
1 year later	1,990	2,752	9,012	9,230	10,975	11,696	14,739	17,603	20,446	21,791
2 years later	1,915	2,747	9,020	9,883	11,265	12,731	14,985	17,651	20,366
3 years later	1,853	2,719	9,578	10,139	12,249	12,993	15,249	17,629
4 years later	1,833	2,704	9,727	11,014	12,432	13,307	15,532
5 years later	1,815	2,688	10,601	10,947	12,588	13,669
6 years later	1,828	2,826	10,480	11,112	12,720
7 years later	1,846	2,696	10,521	11,135
8 years later	1,773	2,674	10,492
9 years later	1,767	2,652
10 years later	1,779
Cumulative redundancy/ (deficiency) on net unpaid	228	25	(1,435)	(2,060)	(2,494)	(2,123)	(1,329)	(112)	92	217
Cumulative deficiency related to A&E	–	(33)	(1,067)	(1,067)	(1,062)	(546)	(546)	(81)	(81)	(29)
Cumulative redundancy/ (deficiency) on net unpaid	228	58	(368)	(993)	(1,432)	(1,577)	(783)	(31)	173	246
Gross unpaid losses and loss expenses end of year	$2,112	$3,738	$16,713	$17,184	$20,555	$24,143	$26,605	$31,483	$35,055	$35,517		$37,112
Reinsurance recoverable on unpaid losses	105	1,061	7,656	8,109	10,329	12,597	12,402	13,966	14,597	13,509		13,520
Net unpaid losses and loss expenses	2,007	2,677	9,057	9,075	10,226	11,546	14,203	17,517	20,458	22,008		23,592
Gross liability re-estimated	1,799	4,255	22,811	23,875	27,807	28,875	29,958	32,070	34,409	34,972
Reinsurance recoverable on unpaid losses	20	1,603	12,319	12,740	15,087	15,206	14,426	14,441	14,043	13,181
Net liability re-estimated	1,779	2,652	10,492	11,135	12,720	13,669	15,532	17,629	20,366	21,791
Cumulative redundancy/ (deficiency) on gross unpaid losses	313	(517)	(6,098)	(6,691)	(7,252)	(4,732)	(3,353)	(587)	646	545

(1) The 1999 year is for the 15-month period ended December 31, 1999.

(2) This amount does not agree to the reconciliation of unpaid losses and loss expenses on the table following due to the accounting treatment of a novation of a retroactive assumed loss portfolio transfer from 2002 resulting in the elimination of the deferred asset of $79 million and the reduction of the related reserve.

Reconciliation of Unpaid Losses and Loss Expenses

Years ended December 31 (in millions of U.S. dollars)	2007	2006	2005
Gross unpaid losses and loss expenses at beginning of year	$35,517	$35,055	$31,483
Reinsurance recoverable on unpaid losses	(13,509)	(14,597)	(13,966)
Net unpaid losses and loss expenses at beginning of year	22,008	20,458	17,517
Sale of certain run-off subsidiaries	–	(472)	–
Total	22,008	19,986	17,517
Net losses and loss expenses incurred in respect of losses occurring in:
Current year	7,568	7,082	8,485
Prior year	(217)	(12)	86
Total	7,351	7,070	8,571
Net losses and loss expenses paid in respect of losses occurring in:
Current year	1,975	1,748	2,076
Prior year	3,959	3,711	3,293
Total	5,934	5,459	5,369
Foreign currency revaluation and other	167	411	(261)
Net unpaid losses and loss expenses at end of year	23,592	22,008	20,458
Reinsurance recoverable on unpaid losses	13,520	13,509	14,597
Gross unpaid losses and loss expenses at end of year	$37,112	$35,517	$35,055

Net losses and loss expenses incurred for the year ended December 31, 2007, were $7.4 billion, compared with $7.1 billion and $8.6 billion in 2006 and 2005, respectively. Net losses and loss expenses incurred for 2007 and 2006 include $217 million and $12 million of net favorable prior period development, respectively, and 2005 includes $86 million of net adverse prior period development. For more information, refer to the “Prior Period Development” section of Item 7.

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

The management of our investment portfolio is the responsibility of ACE Asset Management. ACE Asset Management, an indirect wholly-owned subsidiary of ACE, operates principally to guide and direct our investment process. In this regard, ACE Asset Management:

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

For the portfolio, we determine allowable, targeted asset allocation and ranges for each of the operating segments. These asset allocation targets are derived from sophisticated asset and liability modeling that measures correlated histories of returns and volatility of returns. Allowable investment classes are further refined through analysis of our operating environment, including expected volatility of cash flows, overall capital position, regulatory, and rating agency considerations.

The Finance and Investment Committee of the Board of Directors approves asset allocation targets and reviews our investment policy to ensure that it is consistent with our overall goals, strategies, and objectives. Overall investment guidelines are reviewed and approved by the Finance and Investment Committee to ensure that appropriate levels of portfolio liquidity, credit quality, diversification, and volatility are maintained. In addition, the Finance and Investment Committee systematically reviews the portfolio’s exposures to capture any potential violations of investment guidelines.

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

For additional information regarding the investment portfolio, including breakdowns of the sector and maturity distributions, refer to Note 3 to the Consolidated Financial Statements, under Item 8.

Regulation

Our insurance and reinsurance subsidiaries conduct business globally, including in all 50 states of the United States and the District of Columbia. Our businesses in each of these jurisdictions are subject to varying degrees of regulation and supervision. The laws and regulations of the jurisdictions in which our insurance and reinsurance subsidiaries are domiciled require, among other things, that these subsidiaries maintain minimum levels of statutory capital, surplus and liquidity, meet solvency standards, and submit to periodic examinations of their financial condition. The complex regulatory environments in which ACE operates are subject to change and are regularly monitored. The following is an overview discussion of regulations for our operations in Bermuda, the U.S., and internationally.

Bermuda Operations

In Bermuda, our insurance subsidiaries are principally regulated by the Insurance Act 1978 (as amended) and related regulations (the Act). The Act imposes solvency and liquidity standards as well as auditing and reporting requirements, and grants the Bermuda Monetary Authority (the Authority) powers to supervise, investigate, and intervene in the affairs of insurance companies. Significant requirements include the appointment of an independent auditor, the appointment of a loss reserve specialist, and the filing of the Annual Statutory Financial Return with the Executive Member responsible for Insurance (the Executive). The Executive is the chief administrative officer under the Act. We must comply with provisions of the Companies Act 1981 regulating the payment of dividends and distributions. A Bermuda company may not declare or pay a dividend or make a distribution out of contributed surplus if there are reasonable grounds for believing that: (a) the company is, or would after the payment be, unable to pay its liabilities as they become due; or (b) the realizable value of the company’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Further, an insurer may not declare or pay any dividends during any financial year if it would cause the insurer to fail to meet its relevant margins, and an insurer which fails to meet its relevant margins on the last day of any financial year may not, without the approval of the Minister of Finance, declare or pay any dividends during the next financial year. In addition, some of ACE’s Bermuda subsidiaries qualify as “Class 4” insurers and may not in any financial year pay dividends which would exceed 25 percent of their total statutory capital and surplus, as shown on their statutory balance sheet in relation to the previous financial year, unless they file a solvency affidavit at least seven days in advance.

The Executive may appoint an inspector with extensive powers to investigate the affairs of an insurer if he or she believes that an investigation is required in the interest of the insurer’s policyholders or persons who may become policyholders. In order to verify or supplement information otherwise provided to him, the Executive may direct an insurer to produce documents or information relating to matters connected with the insurer’s business. If it appears to the Executive that there is a risk of the insurer becoming insolvent, or that the insurer is in breach of the Act or any conditions of its registration under the Act, the Executive may direct the insurer not to take on any new insurance business, not to vary any insurance contract if the effect would be to increase the insurer’s liabilities, not to make certain investments, to realize certain investments, to maintain in, or transfer to the custody of a specified bank certain assets, not to declare or pay any dividends or other distributions, or to restrict the making of such payments and/or to limit its premium income.

The Act also requires the Authority to supervise persons carrying on insurance business, insurance managers, and intermediaries with the aim of protecting the interests of clients and potential clients of such persons.

The Act requires every insurer to appoint a principal representative resident in Bermuda and to maintain a principal office in Bermuda. The principal representative must be knowledgeable in insurance and is responsible for arranging the maintenance and custody of the statutory accounting records and for filing the annual Statutory Financial Return.

U.S. Operations

Our U.S. insurance subsidiaries are subject to extensive regulation and supervision by the states in which they do business. The laws of the various states establish departments of insurance with broad authority to regulate, among other things: the standards of solvency that must be met and maintained, the licensing of insurers and their producers, approval of policy forms and rates, the nature of and limitations on investments, restrictions on the size of the risks which may be insured under a single policy, deposits of securities for the benefit of policyholders, requirements for the acceptability of reinsurers, periodic examinations of the affairs of insurance companies, the form and content of reports of financial condition required to be filed, and the adequacy of reserves for unearned premiums, losses, and other purposes.

Our U.S. insurance subsidiaries are required to file detailed annual and quarterly reports with state insurance regulators in each of the states in which they do business. In addition, our U.S. insurance subsidiaries’ operations and accounts are subject to examination at regular intervals by state regulators.

All states have enacted legislation that regulates insurance holding companies. This legislation provides that each insurance company in the system is required to register with the insurance department of its state of domicile and furnish information concerning the operations of companies within the holding company system that may materially affect the operations, management, or financial condition of the insurers within the system. All transactions within a holding company system must be fair and equitable. Notice to the insurance departments is required prior to the consummation of transactions affecting the ownership or control of an insurer and of certain material transactions between an insurer and an entity in its holding company system; in addition, certain transactions may not be consummated without the department’s prior approval.

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

The National Association of Insurance Commissioners (NAIC) has a risk-based capital requirement for P&C insurance companies. This risk-based capital formula is used by many state regulatory authorities to identify insurance companies that may be undercapitalized and which merit further regulatory attention. These requirements are designed to monitor capital adequacy using a formula that prescribes a series of risk measurements to determine a minimum capital amount for an insurance company, based on the profile of the individual company. The ratio of a company’s actual policyholder surplus to its minimum capital requirement will determine whether any state regulatory action is required. There are progressive risk-based capital failure levels that trigger more stringent regulatory action. If an insurer’s policyholders’ surplus falls below the Mandatory Control Level (70 percent of the Authorized Control Level, as defined by the NAIC), the relevant insurance commissioner is required to place the insurer under regulatory control. However, an insurance commissioner may allow a P&C company operating below the Mandatory Control Level that is writing no business and is running off its existing business to continue its run-off. Brandywine is running off its liabilities consistent with the terms of an order issued by the Insurance Commissioner of Pennsylvania. This includes periodic reporting obligations to the Pennsylvania Insurance Department.

In November 2002, the U.S. Congress passed the Terrorism Risk Insurance Act (TRIA), which was amended and restated in 2005, and again in 2007. The 2007 TRIA extension renews the program for seven years, through 2014. TRIA was enacted to ensure the availability of insurance coverage for certain types of terrorist acts in the U.S. and requires that qualifying insurers offer terrorism insurance coverage in all P&C insurance policies on terms not materially different than terms applicable to other losses. The U.S. federal government covers 85 percent of the losses from covered certified acts of terrorism, in excess of a specified deductible amount calculated as a percentage of an affiliated insurance group’s prior year premiums on commercial lines policies covering risks in the U.S. This specified deductible amount is 20 percent of such premiums for losses occurring in the prior year. Further, to trigger coverage under TRIA, the aggregate industry P&C insurance losses resulting from an act of terrorism must exceed $100 million. In the 2007 extension, TRIA was expanded to apply to losses resulting from attacks that have been committed by individuals on behalf of a foreign person or foreign interest, as well as acts of domestic terrorism. Further, any such attack must be certified as an “act of terrorism” by the U.S. federal government, and such decision is not subject to judicial review.

Our U.S. subsidiaries are also subject to the general laws of the states and other jurisdictions in which they do business. Beginning in 2004, ACE and its subsidiaries and affiliates received numerous subpoenas, interrogatories, and civil investigative demands in connection with certain investigations of insurance industry practices. These inquiries have been issued by a number of attorneys general, state departments of insurance, and other authorities, including the New York Attorney General (NYAG), the Pennsylvania Department of Insurance, and the SEC. These inquiries seek information concerning underwriting practices and non-traditional or loss mitigation insurance products. To the extent they are ongoing, ACE is cooperating and will continue to cooperate with such inquiries. Information on the insurance industry investigations, including settlement agreements and related matters, is set forth in Note 9 to the Consolidated Financial Statements, under Item 8.

International Operations

The extent of insurance regulation varies significantly among the countries in which the non-U.S. ACE operations conduct business. While each country imposes licensing, solvency, auditing, and financial reporting requirements, the type and extent of the requirements differ substantially. For example:

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

Significant variations can also be found in the size, structure, and resources of the local regulatory departments that oversee insurance activities. Certain regulators prefer close relationships with all subject insurers and others operate a risk-based approach.

ACE operates in some countries through subsidiaries and in some countries through branches of those subsidiaries. Local capital requirements applicable to a subsidiary generally include its branches. Certain ACE companies are jointly owned with local companies to comply with legal requirements for local ownership. Other legal requirements include discretionary licensing procedures, compulsory cessions of reinsurance, local retention of funds and records, and foreign exchange controls. ACE’s international companies are also subject to multinational application of certain U.S. laws.

Tax Matters

Refer to “Risk Factors”, under Item 1A below, and Note 2 m) to the Consolidated Financial Statements, under Item 8.

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

We have substantial exposure to losses resulting from natural disasters, man-made catastrophes, and other catastrophic events. Catastrophes can be caused by various events, including hurricanes, typhoons, earthquakes, hailstorms, explosions, severe winter weather, fires, war, acts of terrorism, political instability, and other natural or man-made disasters. The incidence and severity of catastrophes are inherently unpredictable and our losses from catastrophes could be substantial. In addition, climate conditions, primarily global temperatures, may be increasing, which may in the future increase the frequency and severity of natural catastrophes and the losses resulting there from. The occurrence of claims from catastrophic events could result in substantial volatility in our results of operations or financial condition for any fiscal quarter or year. Increases in the values and concentrations of insured property may also increase the severity of these occurrences in the future. Although we attempt to manage our exposure to such events through the use of underwriting controls and the purchase of third-party reinsurance, catastrophic events are inherently unpredictable and the actual nature of such events when they occur could be more frequent or severe than contemplated in our pricing and risk management expectations. As a result, the occurrence of one or more catastrophic events could have a material adverse effect on our results of operations or financial condition. Refer to “Catastrophe Exposure Management”, under Item 7 for more information.

If actual claims exceed our loss reserves, our financial results could be adversely affected.

Our results of operations and financial condition depend upon our ability to assess accurately the potential losses associated with the risks that we insure and reinsure. We establish reserves for unpaid losses and loss expenses, which are estimates of future payments of reported and unreported claims for losses and related expenses, with respect to insured events that have occurred at or prior to the date of the balance sheet. The process of establishing reserves can be highly complex and is subject to considerable variability as it requires the use of informed estimates and judgments. These estimates and judgments are based on numerous factors, and may be revised as additional experience and other data become available and are reviewed, as new or improved methodologies are developed, as loss trends and claims inflation impact future payments, or as current laws or interpretations thereof change.

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

Accordingly, the ultimate settlement of losses may be significantly greater or less than the loss and loss expense reserves held at the date of the balance sheet. If our loss reserves are determined to be inadequate, we will be required to increase loss reserves at the time of such determination and our net income will be reduced. If the increase in loss reserves is large enough, we could incur an operating loss and a reduction of our capital. Refer to “Asbestos and Environmental and Other Run-Off Liabilities”, under Item 7 and Note 6 to the Consolidated Financial Statements, under Item 8.

The effects of emerging claim and coverage issues on our business are uncertain.

As industry practices and legislative, regulatory, judicial, social, and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the frequency and severity of claims. In some instances, these changes may not become apparent until some time after we have issued insurance or reinsurance contracts that are affected by the changes. As a result, the full extent of liability under our insurance or reinsurance contracts may not be known for many years after a contract is issued.

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

We purchase reinsurance to protect certain ACE companies against catastrophes, to increase the amount of protection we can provide our clients, and as part of our overall risk management strategy. Our reinsurance business also purchases some retrocessional protection. A retrocessional reinsurance agreement allows a reinsurer to cede to another company all or part of the reinsurance that was originally assumed by the reinsurer. A reinsurer’s or retrocessionaire’s insolvency, or inability or unwillingness to make timely payments under the terms of its reinsurance agreement with us, could have an adverse effect on us because we remain liable to the insured. From time to time, market conditions have limited, and in some cases have prevented, insurers and reinsurers from obtaining the types and amounts of reinsurance or retrocessional reinsurance that they consider adequate for their business needs.

There is no guarantee our desired amounts of reinsurance or retrocessional reinsurance will be available in the marketplace in the future. In addition to capacity risk, the remaining capacity may not be on terms we deem appropriate or acceptable or with companies with whom we want to do business. Finally, we face some degree of counterparty risk whenever we purchase reinsurance or retrocessional reinsurance. Consequently, the insolvency, inability or unwillingness of any of our present or future reinsurers to make timely payments to us under the terms of our reinsurance or retrocessional agreements could have an adverse effect on us. At December 31, 2007, we had $14.4 billion of reinsurance recoverables, net of reserves for uncollectible recoverables.

As part of the restructuring of INA Financial Corporation and its subsidiaries that occurred in 1996, Insurance Company of North America (INA) was divided into two separate corporations: an active insurance company that retained the INA name and continued to write P&C business and an inactive run-off company, now called Century Indemnity Company (Century). The A&E exposures of substantially all of INA’s U.S. P&C companies, now our subsidiaries, were either allocated to Century (as a result of the restructuring) or reinsured to subsidiaries of Brandywine, primarily Century. Certain of our subsidiaries are primarily liable for A&E and other exposures they have reinsured to Century. As of December 31, 2007, the aggregate reinsurance balances ceded by our active subsidiaries to Century were $1.5 billion. Should Century experience adverse loss reserve development in the future and should Century be placed into rehabilitation or liquidation, the reinsurance recoverables due to Century’s affiliates would be payable only after the payment in full of certain expenses and liabilities, including administrative expenses and direct policy liabilities. Thus, the intercompany reinsurance recoverables would be at risk to the extent of the shortage of assets remaining to pay these recoverables. While we believe the intercompany reinsurance recoverables from

Century are not impaired at this time, we cannot assure you that adverse development with respect to Century’s loss reserves will not result in Century’s insolvency, which could result in our recognizing a loss to the extent of any uncollectible reinsurance from Century. For further information regarding our reinsurance exposure to Century, refer to “Asbestos and Environmental and Other Run-Off Liabilities”, under Item 7.

Our net income may be volatile because certain products offered by our Life business expose us to reserve and fair value liability changes that are directly affected by market factors.

Under reinsurance programs covering variable annuity guarantees, we assume the risk of guaranteed minimum death benefits (GMDB) and guaranteed minimum income benefits (GMIB) associated with variable annuity contracts. Our net income is directly impacted by changes in the reserves calculated in connection with the reinsurance of GMDB and GMIB liabilities. In addition, our net income is directly impacted by the change in the fair value of the GMIB liability. The reserve and fair value liability calculations are directly affected by market factors, the most significant of which are equity levels, interest rate levels, and implied equity volatilities. ACE views our variable annuity reinsurance business as having a similar risk profile to that of catastrophe reinsurance, with the probability of a cumulative long term economic net loss relatively small. However, in the short run, adverse changes in market factors will have an adverse impact on both life underwriting income and our net income, which may be material. Refer to the “Critical Accounting Estimates – Guaranteed minimum income benefits derivatives”, under Item 7 and “Quantitative and Qualitative Disclosures about Market Risk – Reinsurance of GMIB and GMDB guarantees”, under Item 7A for more information.

A failure in our operational systems or infrastructure or those of third parties could disrupt business, damage our reputation, and cause losses.

ACE’s operations rely on the secure processing, storage, and transmission of confidential and other information in its computer systems and networks. ACE’s business depends on effective information systems and the integrity and timeliness of the data it uses to run its business. Our ability to adequately price products and services, to establish reserves, to provide effective and efficient service to our customers, and to timely and accurately report our financial results also depends significantly on the integrity of the data in our information systems. Although we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software, and networks may be vulnerable to unauthorized access, computer viruses or other malicious code, and other events that could have security consequences. If one or more of such events occur, this potentially could jeopardize ACE’s or our clients’ or counterparties’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in ACE’s, its clients’, its counterparties’, or third parties’ operations, which could result in significant losses or reputational damage. ACE may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered by insurance maintained.

Despite the contingency plans and facilities we have in place, our ability to conduct business may be adversely affected by a disruption of the infrastructure that supports our business in the communities in which we are located. This may include a disruption involving electrical, communications, transportation, or other services used by ACE. These disruptions may occur, for example, as a result of events that affect only the buildings occupied by ACE or as a result of events with a broader effect on the cities where those buildings are located. If a disruption occurs in one location and ACE employees in that location are unable to occupy its offices and conduct business or communicate with or travel to other locations, our ability to service and interact with clients may suffer and we may not be able to successfully implement contingency plans that depend on communication or travel.

Employee error and misconduct may be difficult to detect and prevent and could adversely affect our business, results of operations, and financial condition.

Losses may result from, among other things, fraud, errors, failure to document transactions properly or to obtain proper internal authorization, or failure to comply with regulatory requirements. It is not always possible to deter or prevent employee misconduct and the precautions ACE takes to prevent and detect this activity may not be effective in all cases. Resultant losses could adversely affect our business, results of operations, and financial condition.

Financial Strength Ratings

A decline in our ratings could affect our standing among brokers and customers and cause our premiums and earnings to decrease.

Ratings have become an increasingly important factor in establishing the competitive position of insurance and reinsurance companies. The objective of these rating systems is to provide an opinion of an insurer’s financial strength and ability to meet ongoing obligations to its policyholders. Our financial strength ratings reflect the rating agencies’ opinions of our claims paying ability, are not evaluations directed to investors in our securities, and are not recommendations to buy, sell, or hold our securities. If our financial strength ratings are reduced from their current levels by one or more of these rating agencies, our competitive position in the insurance industry could suffer and it would be more difficult for us to market our products. A downgrade, therefore, could result in a substantial loss of business as insureds, ceding companies, and brokers move to other insurers and reinsurers with higher ratings. We cannot give any assurance regarding whether or to what extent any of the rating agencies may downgrade our ratings in the future.

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

Many of our senior executives working in Bermuda, including our Chairman, President and Chief Executive Officer, our Chief Financial Officer, our Chief Accounting Officer, our Chief Actuary, and our General Counsel, are not Bermudian. Under Bermuda law, non-Bermudians (other than spouses of Bermudians and holders of permanent resident’s certificates) may not engage in any gainful occupation in Bermuda without an appropriate governmental work permit. Our success may depend in part on the continued services of key employees in Bermuda. A work permit may be granted or renewed upon showing that, after proper public advertisement, no Bermudian (or spouse of a Bermudian or holder of a permanent resident’s certificate) is available who meets the minimum standards reasonably required by the employer. The Bermuda government’s policy places a six-year term limit on individuals with work permits, subject to certain exemptions for key employees. A work permit may be issued with an expiry date that is one to five years later, and no assurances can be given that any work permit will be issued or, if issued, renewed upon the expiration of the relevant term. It is possible that Bermuda could change its laws or policies in a way that would make it more difficult for non-Bermudians to obtain work permits.

Reliance on Brokers

Since we depend on a few brokers for a large portion of our revenues, loss of business provided by any one of them could adversely affect us.

We market our insurance and reinsurance worldwide primarily through insurance and reinsurance brokers. Marsh, Inc. and its affiliates and Aon Corporation and its affiliates provided approximately 17 percent and 11 percent, respectively, of our gross premiums written in the year ended December 31, 2007. Loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our business.

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

Liquidity and Investments

Our investment performance may affect our financial results and ability to conduct business.

Our funds are invested by professional investment management firms under the direction of our management team in accordance with investment guidelines approved by the Finance and Investment Committee of the Board of Directors. Although our investment guidelines stress diversification of risks and conservation of principal and liquidity, our investments are subject to market risks, as well as risks inherent in individual securities. The volatility of our loss claims may force us to liquidate securities, which may cause us to incur capital losses. Investment losses could significantly decrease our book value, thereby affecting our ability to conduct business.

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

We may require additional capital in the future, which may not be available or may be available only on unfavorable terms.

Our future capital requirements depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. We may need to raise additional funds through financings. Any equity or debt financing, if available at all, may be on terms that are not favorable to us. In the case of equity financings, dilution to our shareholders could result, and in any case such securities may have rights, preferences, and privileges that are senior to those of our Ordinary Shares. If we cannot obtain adequate capital on favorable terms, or at all, our business, operating results, and financial condition could be adversely affected.

Our investment portfolio has exposure to below investment-grade securities that have a higher degree of credit or default risk which could adversely effect our results of operations and financial condition.

Our fixed income portfolio is primarily invested in high quality, investment-grade securities. However, we invest a smaller portion of the portfolio in below investment-grade securities. These securities, which pay a higher rate of interest, also have a higher degree of credit or default risk. These securities may also be less liquid in times of economic weakness or market disruptions. While we have put in place procedures to monitor the credit risk and liquidity of our invested assets, it is possible that, in periods of economic weakness, we may experience default losses in our portfolio. This may result in a reduction of net income and capital.

We could be adversely affected by a downgrade of the financial strength or financial enhancement ratings of any of AGO’s insurance subsidiaries, and our net income may be volatile because AGO assumes credit derivatives which are marked-to-market quarterly.

AGO is a Bermuda based holding company that provides, through its operating subsidiaries, credit enhancement products to the public finance, structured finance, and mortgage markets. Our relationship with AGO is limited to our equity investment, which had a carrying value of $392 million at December 31, 2007. We conduct no financial guaranty business directly or with AGO and we retain no financial guaranty exposures with AGO.

The ratings assigned by the major rating agencies to AGO’s insurance subsidiaries are subject to periodic review and may be downgraded by one or more of the rating agencies at any time. If the ratings of any of AGO’s insurance subsidiaries were reduced below current levels by any of the rating agencies, it could have an adverse effect on the affected subsidiary’s competitive position and its prospects for future business opportunities. In certain circumstances, a ratings downgrade may also entitle a ceding company to recapture business ceded to an AGO subsidiary or, alternatively, to retroactively increase cession commissions to an AGO subsidiary, either of which could result in a potentially significant negative impact to AGO earnings, and, therefore, our proportionate share thereof.

AGO’s net income and, therefore, our proportionate share thereof, may be volatile because a portion of the credit risk AGO assumes is in the form of credit derivatives that are marked-to-market quarterly. Any event causing credit spreads on an underlying security referenced in a credit derivative in AGO’s portfolio either to widen or to tighten will affect the fair value of the credit derivative and may increase the volatility of AGO’s earnings and, therefore, our proportionate share (24 percent) thereof. For the year ended December 31, 2007, our other (income) expense included our equity in the net loss of AGO of $68 million, primarily due to mark-to-market losses in AGO’s credit derivatives portfolio, our portion of which was $122 million. These losses were recorded as realized losses by AGO.

Exchange Rates

Our operating results may be adversely affected by currency fluctuations.

Our functional currency is the U.S. dollar. Many of our non-U.S. companies maintain both assets and liabilities in local currencies. Therefore, foreign exchange risk is generally limited to net assets denominated in those foreign currencies. Foreign exchange risk is reviewed as part of our risk management process. Locally required capital levels are invested in home currencies in order to satisfy regulatory requirements and to support local insurance operations. The principal currencies creating foreign exchange risk are the British pound sterling, the euro, and the Canadian dollar. For the year ended December 31, 2007, approximately 10 percent of our net assets were denominated in foreign currencies. We may experience losses resulting from fluctuations in the values of non-U.S. currencies, which could adversely impact our results of operations and financial condition. Refer to “Quantitative and Qualitative Disclosures about Market Risk – Foreign currency exchange rate risk”, under Item 7A.

Regulatory and Other Governmental Developments

The regulatory regimes under which we operate, and potential changes thereto, could have an adverse effect on our business.

Our insurance and reinsurance subsidiaries conduct business globally, including in all 50 states of the United States and the District of Columbia. Our businesses in each of these jurisdictions are subject to varying degrees of regulation and supervision. The laws and regulations of the jurisdictions in which our insurance and reinsurance subsidiaries are domiciled require, among other things, that these subsidiaries maintain minimum levels of statutory capital, surplus, and liquidity, meet solvency standards, and submit to periodic examinations of their financial condition. In some jurisdictions, laws and regulations also restrict payments of dividends and reductions of capital. Applicable statutes, regulations, and policies may also restrict the ability of these subsidiaries to write insurance and reinsurance policies, to make certain investments, and to distribute funds. The purpose of insurance laws and regulations generally is to protect insureds and ceding insurance companies, not our shareholders. We may not be able to comply fully with, or obtain appropriate exemptions from, applicable statutes and regulations. Failure to comply with or to obtain appropriate authorizations and/or exemptions under any applicable laws and regulations could result in restrictions on our ability to do business or undertake activities that are regulated in one or more of the jurisdictions in which we conduct business and could subject us to fines and other sanctions. In addition, changes in the laws or regulations to which our insurance and reinsurance subsidiaries are subject could have an adverse effect on our business. In addition, our ability to consummate our anticipated acquisition of Combined, as well as the timing of such consummation, is subject to numerous regulatory approvals as well as other customary closing conditions.

Current legal and regulatory activities relating to insurance brokers and agents, contingent commissions and certain finite-risk insurance products could adversely affect our business, results of operations, and financial condition.

As described in greater detail in Note 9 to the Consolidated Financial Statements, under Item 8, ACE has received numerous regulatory inquiries, subpoenas, interrogatories, and civil investigative demands from regulatory authorities in connection with pending investigations of insurance industry practices. ACE is cooperating and will continue to cooperate with such inquiries. We cannot assure you that we will not receive any additional requests for information or subpoenas or what actions, if any, any of these governmental agencies will take as a result of these investigations. Additionally, at this time, we are unable to predict the potential effects, if any, that these actions may have upon the insurance and reinsurance markets and industry business practices or what, if any, changes may be made to laws and regulations regarding the industry and financial reporting. Any of the foregoing could adversely affect our business, results of operations, and financial condition.

Events may result in political, regulatory, and industry initiatives which could adversely affect our business.

Government intervention has occurred in the insurance and reinsurance markets in relation to terrorism coverage both in the U.S. and through industry initiatives in other countries. TRIA, which was enacted in 2002 to ensure the availability of insurance coverage for certain types of terrorist acts in the U.S., was extended in 2007 for seven years, through 2014. Refer to “Regulation – U.S. Operations” for more information.

Government intervention and the possibility of future interventions has created uncertainty in the insurance and reinsurance markets about the definition of terrorist acts and the extent to which future coverages will extend to terrorist acts. Government regulators are generally concerned with the protection of policyholders to the exclusion of other constituencies, including shareholders of insurers and reinsurers. While we cannot predict the exact nature, timing, or scope of possible governmental initiatives, such proposals could adversely affect our business by:

• providing insurance and reinsurance capacity in markets and to consumers that we target;

• requiring our participation in industry pools and guaranty associations;

• expanding the scope of coverage under existing policies;

• regulating the terms of insurance and reinsurance policies; or

• disproportionately benefiting the companies of one country over those of another.

The insurance industry is also affected by political, judicial, and legal developments that may create new and expanded theories of liability. Such changes may result in delays or cancellations of products and services by insurers and reinsurers, which could adversely affect our business.

Our operations in developing nations expose us to political developments that could have an adverse effect on our business, liquidity, results of operations, and financial condition.

Our international operations include operations in various developing nations. Both current and future foreign operations could be adversely affected by unfavorable political developments including law changes, tax changes, regulatory restrictions, and nationalization of ACE operations without compensation. Adverse actions from any one country could have an adverse effect on our business, liquidity, results of operations, and financial condition depending on the magnitude of the event and ACE’s net financial exposure at that time in that country.

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

ACE Limited is incorporated pursuant to the laws of the Cayman Islands, and our principal executive offices are located in Bermuda. In addition, certain of our directors and officers reside outside the United States, and all or a substantial portion of our assets and the assets of such persons are located in jurisdictions outside the United States. As such, it may be difficult or impossible to affect service of process within the United States upon those persons or to recover against us or them on judgments of U.S. courts, including judgments predicated upon civil liability provisions of the U.S. federal securities laws.

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

Insurance and Reinsurance Markets

Competition in the insurance and reinsurance markets could reduce our margins.

Insurance and reinsurance markets are highly competitive. We compete on an international and regional basis with major U.S., Bermuda, European, and other international insurers and reinsurers and with underwriting syndicates, some of which have greater financial, marketing, and management resources than we do. We also compete with new companies that continue to be formed to enter the insurance and reinsurance markets. In addition, capital market participants have recently created alternative products that are intended to compete with reinsurance products. Increased competition could result in fewer submissions, lower premium rates, and less favorable policy terms and conditions, which could reduce our margins.

Insurance and reinsurance markets are historically cyclical, and we expect to experience periods with excess underwriting capacity and unfavorable premium rates.

The insurance and reinsurance markets have historically been cyclical, characterized by periods of intense price competition due to excessive underwriting capacity as well as periods when shortages of capacity permitted favorable premium levels. An increase in premium levels is often offset by an increasing supply of insurance and reinsurance capacity, either by capital provided by new entrants or by the commitment of additional capital by existing insurers or reinsurers, which may cause prices to decrease. Any of these factors could lead to a significant reduction in premium rates, less favorable policy terms, and fewer submissions for our underwriting services. In addition to these considerations, changes in the frequency and severity of losses suffered by insureds and insurers may affect the cycles of the insurance and reinsurance markets significantly.

Charter Documents and Applicable Law

There are provisions in our charter documents that may reduce the voting rights and restrict the transfer of our Ordinary Shares.

Our Articles of Association generally provide that shareholders have one vote for each ordinary share held by them and are entitled to vote at all meetings of shareholders. However, the voting rights exercisable by a shareholder may be limited so that certain persons or groups are not deemed to hold 10 percent or more of the voting power conferred by our Ordinary Shares. Under these provisions, some shareholders may have the ability to exercise their voting rights limited to less than one vote per share. Moreover, these provisions could have the effect of reducing the voting power of some shareholders who would not otherwise be subject to the limitation by virtue of their direct share ownership. In addition, our Board of Directors may decline to register a transfer of any Ordinary Shares under some circumstances, including if a transfer would increase the ownership of our Ordinary Shares by certain persons or groups to 10 percent or more.

Applicable laws may make it difficult to effect a change of control of our company.

Before a person can acquire control of a U.S. insurance company, prior written approval must be obtained from the insurance commissioner of the state where the domestic insurer is domiciled. Prior to granting approval of an application to acquire control of a domestic insurer, the state insurance commissioner will consider such factors as the financial strength of the applicant, the integrity and management of the applicant’s Board of Directors and executive officers, the acquirer’s plans for the future operations of the domestic insurer, and any anti-competitive results that may arise from the consummation of the acquisition of control. Generally, state statutes provide that control over a domestic insurer is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing 10 percent or more of the voting securities of the domestic insurer. Because a person acquiring 10 percent or more of our Ordinary Shares would indirectly control the same percentage of the stock of our U.S. insurance subsidiaries, the insurance change of control laws of various U.S. jurisdictions would likely apply to such a transaction.

We and certain of our U.K. subsidiaries are subject to the regulatory jurisdiction of the Council of Lloyd’s. Lloyd’s imposes an absolute prohibition on any person being a 10 percent controller of a corporate member without first notifying Lloyd’s and receiving their consent. Because a person acquiring 10 percent or more of our Ordinary Shares would indirectly control the same percentage of the stock of our subsidiary, that is a Lloyd’s corporate member, the Lloyd’s restrictions on becoming a controller of a corporate member would likely apply to such a transaction.

Laws of other jurisdictions in which one or more of our existing subsidiaries are, or a future subsidiary may be, organized or domiciled may contain similar restrictions on the acquisition of control of ACE.

While our Articles of Association limit the voting power of any shareholder to less than 10 percent, there can be no assurance that the applicable regulatory body would agree that a shareholder who owned 10 percent or more of our Ordinary Shares did not, because of the limitation on the voting power of such shares, control the applicable insurance subsidiary.

These laws may discourage potential acquisition proposals and may delay, deter, or prevent a change of control of the Company, including transactions that some or all of our shareholders might consider to be desirable.

U.S. persons who own our Ordinary Shares may have more difficulty in protecting their interests than U.S. persons who are shareholders of a U.S. corporation.

The Companies Law (2004 Revision) of the Cayman Islands, which applies to us, differs in certain material respects from laws generally applicable to U.S. corporations and their shareholders. These differences include the manner in which directors must disclose transactions in which they have an interest, the rights of shareholders to bring class action and derivative lawsuits, and the scope of indemnification available to directors and officers.

Anti-takeover provisions in our charter and corporate documents could impede an attempt to replace our directors or to effect a change of control, which could diminish the value of our Ordinary Shares.

Our Articles of Association contain provisions that may make it more difficult for shareholders to replace directors and could delay or prevent a change of control that a shareholder might consider favorable. These provisions include a staggered Board of Directors, limitations on the ability of shareholders to remove directors other than for cause, limitations on voting rights, and restrictions on transfer of our Ordinary Shares. In addition, we have in place a shareholder rights plan which would cause extreme dilution to any person or group that attempts to acquire a significant interest in the Company without advance approval of our Board of Directors. These provisions may prevent a shareholder from receiving the benefit from any premium over the market price of our Ordinary Shares offered by a bidder in a potential takeover. Even in the absence of an attempt to effect a change in management or a takeover attempt, these provisions may adversely affect the prevailing market price of our Ordinary Shares if they are viewed as discouraging takeover attempts in the future.

Taxation

We may become subject to taxes in Bermuda after March 28, 2016, which may have an adverse effect on our results of operations and your investment.

The Bermuda Minister of Finance, under the Exempted Undertakings Tax Protection Act 1966 of Bermuda, as amended, has given each of ACE Limited and its Bermuda insurance subsidiaries a written assurance that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax would not be applicable to those companies or any of their respective operations, shares, debentures, or other obligations until March 28, 2016, except insofar as such tax would apply to persons ordinarily resident in Bermuda or is payable by us in respect of real property owned or leased by us in Bermuda. Given the limited duration of the Minister of Finance’s assurance, we cannot be certain that we will not be subject to any Bermuda tax after March 28, 2016.

We may become subject to taxes in the Cayman Islands after January 31, 2026, which may have an adverse effect on our results of operations and your investment.

Under current Cayman Islands law, we are not obligated to pay any taxes in the Cayman Islands on our income or gains. We have received an undertaking from the Governor in Cabinet of the Cayman Islands pursuant to the provisions of the Tax Concessions Law, as amended, that until January 31, 2026, (i) no subsequently enacted law imposing any tax on profits, income, gains, or appreciation shall apply to us and (ii) no such tax and no tax in the nature of an estate duty or an inheritance tax shall be payable on any of our Ordinary Shares, debentures, or other obligations. Under current law, no tax will be payable on the transfer or other disposition of our Ordinary Shares. The Cayman Islands currently impose stamp duties on certain categories of documents; however, our current operations do not involve the payment of stamp duties in any material amount. The Cayman Islands also currently impose an annual corporate fee upon all exempted companies incorporated in the Cayman Islands. Given the limited duration of the undertaking from the Governor in Cabinet of the Cayman Islands, we cannot be certain that we will not be subject to any Cayman Islands tax after January 31, 2026.

ACE Limited and our Bermuda-based subsidiaries may become subject to U.S. tax, which may have an adverse effect on our results of operations and your investment.

ACE Limited, ACE Bermuda Insurance Ltd., ACE Tempest Life Reinsurance Ltd., and our other Bermuda-based insurance subsidiaries operate in a manner so that none of these companies should be subject to U.S. tax (other than U.S. excise tax on insurance and reinsurance premium income attributable to insuring or reinsuring U.S. risks and U.S. withholding tax on some types of U.S. source investment income), because none of these companies should be treated as engaged in a trade or busi-

ness within the United States. However, because there is considerable uncertainty as to the activities that constitute being engaged in a trade or business within the United States, we cannot be certain that the Internal Revenue Service (IRS) will not contend successfully that any of ACE Limited or its Bermuda-based subsidiaries is/are engaged in a trade or business in the United States. If ACE Limited or any of its Bermuda-based subsidiaries were considered to be engaged in a trade or business in the United States, such entity could be subject to U.S. corporate income and additional branch profits taxes on the portion of its earnings effectively connected to such U.S. business, in which case its results of operations and your investment could be adversely affected.

If you acquire 10 percent or more of ACE Limited’s shares, you may be subject to taxation under the “controlled foreign corporation” (the CFC) rules.

Under certain circumstances, a U.S. person who owns 10 percent or more of the voting power of a foreign corporation that is a CFC (a foreign corporation in which 10 percent U.S. shareholders own more than 50 percent of the voting power or value of the stock of a foreign corporation or more than 25 percent of a foreign insurance corporation) for an uninterrupted period of 30 days or more during a taxable year must include in gross income for U.S. federal income tax purposes such “10 percent U.S. Shareholder’s” pro rata share of the CFC’s “subpart F income”, even if the subpart F income is not distributed to such 10 percent U.S. Shareholder if such 10 percent U.S. Shareholder owns (directly or indirectly through foreign entities) any of our shares on the last day of our fiscal year. Subpart F income of a foreign insurance corporation typically includes foreign personal holding company income (such as interest, dividends, and other types of passive income), as well as insurance and reinsurance income (including underwriting and investment income) attributable to the insurance of risks situated outside the CFC’s country of incorporation.

We believe that because of the dispersion of our share ownership, provisions in our organizational documents that limit voting power, and other factors, no U.S. person or U.S. Partnership who acquires shares of ACE Limited directly or indirectly through one or more foreign entities should be required to include our subpart F income in income under the CFC rules of the IRS Code. It is possible, however, that the IRS could challenge the effectiveness of these provisions and that a court could sustain such a challenge, in which case your investment could be adversely affected if you own 10 percent or more of ACE Limited’s stock.

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

A U.S. tax-exempt organization may recognize unrelated business taxable income if a portion of our insurance income is allocated to the organization, which generally would be the case if either we are a CFC and the tax-exempt shareholder is a 10 percent U.S. shareholder or there is RPII, certain exceptions do not apply, and the tax-exempt organization, directly or indirectly through foreign entities, owns any shares of ACE Limited. Although we do not believe that any U.S. persons or U.S. Partnerships should be allocated such insurance income, we cannot be certain that this will be the case. Potential U.S. tax-exempt investors are advised to consult their tax advisors.

The Organization for Economic Cooperation and Development and the European Union are considering measures that might encourage countries to increase our taxes.

A number of multilateral organizations, including the European Union, the Organization for Economic Cooperation and Development (OECD), the Financial Action Task Force, and the Financial Stability Forum (FSF) have, in recent years, identified some countries as not participating in adequate information exchange, engaging in harmful tax practices, or not maintaining adequate controls to prevent corruption, such as money laundering activities. Recommendations to limit such harmful practices are under consideration by these organizations, and a report published on November 27, 2001 by the OECD at the behest of the FSF titled “Behind the Corporate Veil: Using Corporate Entities for Illicit Purposes”, contains an extensive discussion of specific recommendations. The OECD has threatened non-member jurisdictions that do not agree to cooperate with the OECD with punitive sanctions by OECD member countries, though specific sanctions have yet to be adopted by OECD member countries. It is as yet unclear what these sanctions will be, who will adopt them, and when or if they will be imposed. In an April 18, 2002 report, updated as of June 2004, Bermuda was not listed as an uncooperative tax haven jurisdiction by the OECD because it previously committed to eliminate harmful tax practices and to embrace international tax standards for transparency, exchange of information, and the elimination of regimes for financial and other services that attract businesses with no substantial domestic activity. We cannot assure you, however, that the action taken by Bermuda would be sufficient to preclude all effects of the measures or sanctions described above, which, if ultimately adopted, could adversely affect Bermuda companies such as us.

Changes in U.S. federal income tax law could adversely affect an investment in our shares.

Legislation is periodically introduced in the U.S. Congress intended to eliminate some perceived tax advantages of companies (including insurance companies) that have legal domiciles outside the United States but have certain U.S. connections. It is possible that legislative proposals could emerge in the future that could have an adverse impact on us or our shareholders. See following risk factor for currently proposed legislation.

Currently, there is proposed legislation in the U.S. that could exclude our shareholders from advantageous capital gains rates.

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

We maintain office facilities around the world including in North America, Bermuda, the U.K., Europe, Latin America, Asia, and the Far East. Most of our office facilities are leased, although we own major facilities in Bermuda and Philadelphia. Management considers its office facilities suitable and adequate for the current level of operations.

ITEM 3.	Legal Proceedings

Our insurance subsidiaries are subject to claims litigation involving disputed interpretations of policy coverages and, in some jurisdictions, direct actions by allegedly-injured persons seeking damages from policyholders. These lawsuits, involving claims on policies issued by our subsidiaries which are typical to the insurance industry in general and in the normal course of business, are considered in our loss and loss expense reserves which are discussed in the P&C loss reserves discussion. In addition to claims litigation, we and our subsidiaries are subject to lawsuits and regulatory actions in the normal course of business that do not arise from or directly relate to claims on insurance policies. This category of business litigation typically involves, among other things, allegations of underwriting errors or misconduct, employment claims, regulatory activity, or disputes arising from our business ventures.

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

More information relating to legal proceedings is set forth in Note 9 to the Consolidated Financial Statements, under Item 8.

ITEM 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE COMPANY

The table below sets forth the names, ages, positions, and business experience of the executive officers of ACE Limited.

Name	Age	Position
Evan G. Greenberg	53	Chairman, President, Chief Executive Officer, and Director
John W. Keogh	43	Chief Executive Officer, ACE Overseas General
Brian E. Dowd	45	Chief Executive Officer, Insurance – North America
Philip V. Bancroft	48	Chief Financial Officer
Robert F. Cusumano	51	General Counsel and Secretary
Paul B. Medini	50	Chief Accounting Officer

Evan G. Greenberg has been a director of ACE since August 2002. Mr. Greenberg was elected Chairman of the Board of Directors in May 2007. Mr. Greenberg was appointed to the position of President and Chief Executive Officer of ACE in May 2004, and in June 2003, was appointed President and Chief Operating Officer of ACE. Mr. Greenberg was appointed to the position of Chief Executive Officer of ACE Overseas General in April 2002. He joined ACE as Vice Chairman, ACE Limited, and Chief Executive Officer of ACE Tempest Re in November 2001. Prior to joining ACE, Mr. Greenberg was most recently President and Chief Operating Officer of American International Group (AIG), a position he held from 1997 until 2000.

John W. Keogh joined ACE as Chief Executive Officer of ACE Overseas General in April 2006. Prior to joining ACE, Mr. Keogh served as Senior Vice President, Domestic General Insurance of AIG, and President and Chief Executive Officer of National Union Fire Insurance Company, AIG’s member company that specializes in D&O and fiduciary liability coverages. Mr. Keogh joined AIG in 1986, and he had served in a number of senior positions there including as Executive Vice President of AIG’s Domestic Brokerage Group, and as President and Chief Operating Officer of AIG’s Lexington Insurance Company unit.

Brian E. Dowd was appointed Chief Executive Officer of Insurance – North America in May 2006. In January 2005, Mr. Dowd was named Chairman and Chief Executive Officer of ACE USA, Chairman of ACE Westchester and President of ACE INA Holdings Inc. From 2002 until 2005, Mr. Dowd was President and Chief Executive Officer of ACE Westchester. In January 2004, he was elected to the position of Office of the Chairman of ACE INA Holdings Inc. – a position which Mr. Dowd currently holds along with that of President. Mr. Dowd served as Executive Vice President, ACE USA Property Division from 1999 through 2001 when he was appointed President, ACE Specialty P&C Group. Mr. Dowd joined ACE in 1995.

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

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Our Ordinary Shares, par value $0.041666667 per share, have been listed on the New York Stock Exchange since March 25, 1993.

The following table sets forth the high and low closing sales prices of our Ordinary Shares per fiscal quarters, as reported on the New York Stock Exchange Composite Tape for the periods indicated:

	2007		2006
	High	Low	High	Low
Quarter ending March 31	$60.35	$53.22	$56.66	$52.01
Quarter ending June 30	$62.54	$57.21	$55.54	$48.18
Quarter ending September 30	$63.97	$54.23	$55.98	$48.99
Quarter ending December 31	$63.33	$56.83	$61.16	$54.09

The last reported sale price of the Ordinary Shares on the New York Stock Exchange Composite Tape on February 26, 2008 was $58.97.

(b) The approximate number of record holders of Ordinary Shares as of February 26, 2008 was 3,092.

(c) The following table represents dividends paid per Ordinary Share to shareholders of record on each of the following dates:

Shareholders of Record as of:		Shareholders of Record as of:
March 31, 2007	$0.25	March 31, 2006	$0.23
June 30, 2007	$0.27	June 30, 2006	$0.25
September 30, 2007	$0.27	September 30, 2006	$0.25
December 31, 2007	$0.27	December 31, 2006	$0.25

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

(d) The following table provides information with respect to purchases by the Company of its Ordinary Shares during the three months ended December 31, 2007:

Issuer’s Purchases of Equity Securities

Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan**	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan**
October 1, 2007 through October 31, 2007	4,111	$61.30	–	$250 million
November 1, 2007 through November 30, 2007	794	$57.93	–	$250 million
December 1, 2007 through December 31, 2007	6,997	$59.66	–	$250 million
Total	11,902		–	$250 million

* For the three months ended December 31, 2007, this column represents the surrender to the Company of 11,902 Ordinary Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

** As part of ACE’s capital management program, in November 2001, the Company’s Board of Directors authorized the repurchase of any ACE issued debt or capital securities including Ordinary Shares, up to $250 million. At December 31, 2007, this authorization had not been utilized.

(e) Set forth below is a line graph comparing the dollar change in the cumulative total shareholder return on the Company’s Ordinary Shares from December 31, 2002, through December 31, 2007, as compared to the cumulative total return of the Standard & Poor’s 500 Stock Index and the cumulative total return of the Standard & Poor’s Property-Casualty Insurance Index. The chart depicts the value on December 31, 2003, 2004, 2005, 2006, and 2007, of a $100 investment made on December 31, 2002, with all dividends reinvested.

	Years ended December 31
	2002	2003	2004	2005	2006	2007
ACE Limited	$100	$144	$152	$194	$223	$232
S&P 500 Index	$100	$129	$143	$151	$174	$186
S&P 500 P&C Index	$100	$126	$139	$160	$181	$156

ITEM 6.	Selected Financial Data

The following table sets forth selected consolidated financial data of the Company as of and for the years ended December 31, 2007, 2006, 2005, 2004, and 2003. These selected financial and other data should be read in conjunction with the Consolidated Financial Statements and related notes, under Item 8, and with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

(in millions of U.S. dollars, except share, per share data, and selected data)	2007	2006	2005	2004	2003
Operations data:
Net premiums earned	$12,297	$11,825	$11,748	$11,110	$9,727
Net investment income	1,918	1,601	1,264	1,013	900
Net realized gains (losses)	(61)	(98)	76	197	265
Losses and loss expenses	7,351	7,070	8,571	7,690	6,167
Life and annuity benefits	168	123	143	175	182
Policy acquisition costs and administrative expenses	3,226	3,171	2,924	2,824	2,539
Interest expense	175	176	174	183	177
Other (income) expense	81	(35)	(25)	9	34
Income tax expense	575	522	273	286	311
Income before cumulative effect	2,578	2,301	1,028	1,153	1,482
Cumulative effect of a change in accounting principle (net of income tax)	–	4	–	–	–
Net income	2,578	2,305	1,028	1,153	1,482
Dividends on Preferred Shares	(45)	(45)	(45)	(45)	(26)
Dividends on Mezzanine equity	–	–	–	–	(10)
Net income available to holders of Ordinary Shares	$2,533	$2,260	$983	$1,108	$1,446
Diluted earnings per share before cumulative effect of a change in accounting principle	$7.66	$6.90	$3.31	$3.88	$5.25
Diluted earnings per share(1)	$7.66	$6.91	$3.31	$3.88	$5.25
Balance sheet data (at end of period):
Total investments	$41,779	$36,601	$31,842	$26,925	$22,555
Cash	510	565	512	498	559
Total assets	72,090	67,135	62,440	56,183	49,317
Net unpaid losses and loss expenses	23,592	22,008	20,458	17,517	14,674
Net future policy benefits for life and annuity contracts	537	508	510	494	477
Long-term debt	1,811	1,560	1,811	1,849	1,349
Trust preferred securities	309	309	309	412	475
Total liabilities	55,413	52,857	50,628	46,338	40,494
Shareholders’ equity	16,677	14,278	11,812	9,845	8,823
Book value per share	$48.89	$42.03	$34.81	$32.65	$29.53
Selected data
Loss and loss expense ratio(2)	61.6%	61.2%	74.5%	70.7%	64.6%
Underwriting and administrative expense ratio(3)	26.3%	26.9%	25.0%	25.6%	26.4%
Combined ratio(4)	87.9%	88.1%	99.5%	96.3%	91.0%
Net loss reserves to capital and surplus ratio(5)	144.7%	157.7%	177.5%	182.9%	171.7%
Weighted average shares outstanding – diluted	330,447,721	327,232,022	297,299,883	285,485,472	275,655,969
Cash dividends per share	$1.06	$0.98	$0.90	$0.82	$0.74

(1) Diluted earnings per share is calculated by dividing net income available to holders of Ordinary Shares by weighted average shares outstanding – diluted.

(2) The loss and loss expense ratio is calculated by dividing the losses and loss expenses by net premiums earned excluding life insurance and reinsurance premiums. Net premiums earned for life insurance and reinsurance were $368 million, $274 million, $248 million, $226 million, and $187 million for the years ended December 31, 2007, 2006, 2005, 2004, and 2003, respectively.

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

The following is a discussion of our results of operations, financial condition, and liquidity and capital resources as of and for the year ended December 31, 2007. This discussion should be read in conjunction with the Consolidated Financial Statements and related notes, under Item 8 of this Form 10-K.

Overview

ACE Limited (ACE) is a Bermuda-based holding company incorporated with limited liability under the Cayman Islands Companies Law. ACE and its direct and indirect subsidiaries are a global property and casualty (P&C) insurance and reinsurance organization, servicing the insurance needs of commercial and individual customers in more than 140 countries and jurisdictions. Our product and geographic diversification differentiates us from the vast majority of our competitors and has been a source of stability during periods of industry volatility. Our long-term business strategy focuses on sustained growth in book value achieved through a combination of underwriting and investment income. By doing so, we provide value to our clients and shareholders through the utilization of our substantial capital base in the insurance and reinsurance markets.

Our senior management team is well-seasoned in the insurance industry and its attention to operational efficiency, maintaining balance sheet strength, and enforcing strong underwriting and financial discipline across the whole organization has laid the foundation for sustained earnings and book value growth. We are organized along a profit center structure by line of business and territory that does not necessarily correspond to corporate legal entities. Profit centers can access various legal entities, subject to licensing and other regulatory rules. Profit centers are expected to generate underwriting income and appropriate risk-adjusted returns. This corporate structure has facilitated the development of management talent by giving each profit center’s senior management team the necessary autonomy within underwriting authorities to make operating decisions and create products and coverages needed by its target customer base. We are an underwriting organization and senior management is focused on delivering underwriting profit. We strive to achieve underwriting income by only writing policies which we believe adequately compensate us for the risk we accept. We will not sacrifice underwriting income for growth. Distinction in service is an additional area of focus and a means to set us apart from our competition.

As an insurance and reinsurance company, we generate gross revenues from two principal sources: premiums and investment income. Cash flow is generated from premiums collected and investment income received less paid losses and loss expenses, policy acquisition costs, and administrative expenses. Invested assets are generally held in liquid, investment grade fixed income securities of relatively short duration. We invest in equity securities in the U.S. and international markets. A small portion of our assets are held in less liquid or higher risk assets in an attempt to achieve higher risk-adjusted returns. Claims payments in any short-term period are highly unpredictable due to the random nature of loss events and the timing of claims awards or settlements. The value of investments held to pay future claims is subject to market forces such as the level of interest rates, stock market volatility, and credit events such as corporate defaults. The actual cost of claims is also volatile based on loss trends, inflation rates, court awards, and catastrophes. We believe that our cash balance, our highly liquid investments, credit facilities, and reinsurance protection provide sufficient liquidity to meet any unforeseen claim demands that might occur in the year ahead.

On December 14, 2007, we entered into a stock purchase agreement with Aon Corporation, pursuant to which we have agreed to purchase all the outstanding shares of capital stock of Combined Insurance Company of America (Combined) and fourteen Combined subsidiaries. The all-cash purchase price is $2.4 billion, subject to certain post-closing adjustments. Combined, which was founded in 1919 and is headquartered in Glenview, Illinois, is a leading underwriter and distributor of specialty individual accident and supplemental health insurance products that are targeted to middle income consumers in the U.S., Europe, Canada, and Asia Pacific. Combined serves more than four million policyholders worldwide. We expect this transaction to be completed during the second quarter of 2008. We believe that this acquisition will add balance and capability to our existing accident and health (A&H) business and offers meaningful opportunity for future revenue and earnings growth.

Outlook

The insurance industry is highly competitive with many companies offering similar coverage. The rates and terms and conditions related to the products we offer have historically changed depending on the timing of the insurance cycle. During periods of excess underwriting capacity, as defined by availability of capital, competition can result in lower pricing and less favorable terms and conditions. Pricing and terms and conditions are generally more favorable during periods of reduced underwriting capacity.

The P&C industry is currently in a period of excess underwriting capacity and, as a result, prices are declining globally. The rate of decline is accelerating in some classes and staying relatively flat in others. Overall, the market continues to become more competitive and, given these conditions, we are focused on maintaining the levels of our renewals and writing less new business. This is reflected in our net premiums written which decreased slightly in 2007, compared with 2006. Despite this downward trend, we continue to see opportunity to expand our P&C business in the short- and longer-term in many places as we adapt our business to take advantage of the macroeconomic trends (and the risks that accompany them) taking place around the world. With considerable balance sheet strength, we also have the ability to grow both organically and opportunistically though acquisitions. Our A&H business continues to do well, growing 18 percent in 2007, compared with 2006. We continue to see good long-term opportunity to grow our A&H franchise, particularly in the developing markets of Asia Pacific and Latin America, among other territories. Our life insurance and reinsurance business also had a very good year and together with A&H and the addition of Combined will represent close to 23 percent of our net premiums earned, on a pro-forma basis.

The financial markets crisis, which was triggered by defaults of sub-prime mortgages in the third quarter of 2007, continues to dominate the landscape and is spreading to other forms of credit and beyond the U.S. This is contributing to a significant slowdown in the U.S. economy, and possibly recession, and we believe this will have a global impact. At the same time, there is the specter of inflation, and efforts to stimulate the U.S. economy may well increase the risk of inflation. Inflation and recession can have an impact on P&C operating results (particularly revenue) and claims frequency and severity. The financial and economic conditions are deteriorating in the face of a soft and softening global P&C market. We are adjusting quickly to ensure all levels of our underwriting organization, with the support of our claims and actuarial groups, focus on and manage risk with a clear recognition of the environment. On the asset side of the balance sheet, our conservative investment posture has served us well. Our exposure to sub-prime asset-backed securities was $135 million at December 31, 2007, which represented less than one percent of our investment portfolio. Refer to “Investments” for more information. On the liability side of the balance sheet, the sub-prime crisis will be a sizable casualty event for the commercial P&C industry and particularly for those who have significant financial institution exposure. While we are underwriters of financial institution D&O and E&O business, it is not a significant part of our portfolio. In fact, we are relatively modest participants in this segment of the market. We estimate the size of the financial institutions market for D&O and E&O to be approximately $3-$4 billion in gross premiums written. ACE writes approximately $188 million of gross premiums in connection with U.S. exposed business which gives us less than a four percent market share. Our net premiums written are $143 million and our average net limit is $7.7 million for D&O and $3.2 million for E&O. All of the business is “claims made,” where determination of coverage is triggered by the date the insured first becomes aware of a claim or potential claim, and all legal defense expenses incurred by the insurer in defending the insured are covered under the policy. We may have losses from sub-prime-related events, and we have reflected that in our 2007 loss and loss expense ratios as appropriate.

Insurance Industry Investigations and Related Matters

Information on the insurance industry investigations and related matters is set forth in Note 9 f) to the Consolidated Financial Statements, under Item 8.

Critical Accounting Estimates

Our Consolidated Financial Statements include amounts that, either by their nature or due to requirements of accounting principles generally accepted in the U.S. (GAAP), are determined using best estimates and assumptions. While we believe that the amounts included in our Consolidated Financial Statements reflect our best judgment, actual amounts could ultimately materially differ from those currently presented. We believe the items that require the most subjective and complex estimates are:

• unpaid loss and loss expense reserves, including asbestos and environmental (A&E) reserves;

• reinsurance recoverable, including a provision for uncollectible reinsurance;

• impairments to the carrying value of our investment portfolio;

• the valuation of deferred tax assets;

• the valuation of derivative instruments related to guaranteed minimum income benefits (GMIB);

• the valuation of goodwill; and

• the assessment of risk transfer for certain structured insurance and reinsurance contracts.

We believe our accounting policies for these items are of critical importance to our Consolidated Financial Statements. The following discussion provides more information regarding the estimates and assumptions required to arrive at these amounts and should be read in conjunction with the sections entitled: Prior Period Development, Asbestos and Environmental

and Other Run-off Liabilities, Reinsurance Recoverable on Ceded Reinsurance, Investments, Net Realized Gains (Losses), and Other Income and Expense Items.

Unpaid losses and loss expenses

As an insurance and reinsurance company, we are required, by applicable laws and regulations and GAAP, to establish loss and loss expense reserves for the estimated unpaid portion of the ultimate liability for losses and loss expenses under the terms of our policies and agreements with our insured and reinsured customers. The estimate of the liabilities includes provision for claims that have been reported but unpaid at the balance sheet date (case reserves) and for future obligations from claims that have been incurred but not reported (IBNR) at the balance sheet date (IBNR may also include a provision for additional development on reported claims in instances where the case reserve is viewed to be insufficient). The reserves provide for liabilities on the premium earned on policies as of the balance sheet date. The loss reserve also includes an estimate of expenses associated with processing and settling these unpaid claims (loss expenses). At December 31, 2007, our unpaid loss and loss expense reserves were $37.1 billion. With the exception of certain structured settlements, for which the timing and amount of future claim payments are reliably determinable, our loss reserves are not discounted for time value. In connection with such structured settlements, we carry reserves of $117 million (net of discount).

The table below presents a roll-forward of our unpaid losses and loss expenses for the indicated periods.

(in millions of U.S. dollars)	Gross Losses	Reinsurance Recoverable	Net Losses
Balance at December 31, 2005	$35,055	$14,597	$20,458
Losses and loss expenses incurred	9,902	2,832	7,070
Losses and loss expenses paid	(9,230)	(3,771)	(5,459)
Sale of certain run-off reinsurance subsidiaries	(789)	(317)	(472)
Other (including foreign exchange revaluation)	579	168	411
Balance at December 31, 2006	35,517	$13,509	$22,008
Losses and loss expenses incurred	10,831	3,480	7,351
Losses and loss expenses paid	(9,516)	(3,582)	(5,934)
Other (including foreign exchange revaluation)	280	113	167
Balance at December 31, 2007	$37,112	$13,520	$23,592

The process of establishing loss reserves for property and casualty claims can be complex and is subject to considerable variability as it requires the use of informed estimates and judgments based on circumstances known at the date of accrual. The following table shows our total reserves segregated between case reserves (including loss expense reserves) and IBNR reserves at December 31, 2007 and 2006.

	2007			2006
(in millions of U.S. dollars)	Gross	Ceded	Net	Gross	Ceded	Net
Case reserves	$15,625	$6,077	$9,548	$15,592	$6,135	$9,457
IBNR	21,487	7,443	14,044	19,925	7,374	12,551
Total	$37,112	$13,520	$23,592	$35,517	$13,509	$22,008

The following table segregates the loss reserves by line of business including property and all other, casualty, and personal accident (A&H) at December 31, 2007 and 2006. In the table, loss expenses are defined to include unallocated and allocated loss adjustment expenses. For certain lines, in particular ACE International and ACE Bermuda products, loss adjustment expenses are included in IBNR and not in loss expenses.

	2007			2006
(in millions of U.S. dollars)	Gross	Ceded	Net	Gross	Ceded	Net
Property and all other
Case reserves	$2,901	$1,256	$1,645	$3,137	$1,306	$1,831
Loss expenses	230	55	175	167	34	133
IBNR	2,824	1,095	1,729	2,509	979	1,530
Subtotal	5,955	2,406	3,549	5,813	2,319	3,494
Casualty
Case reserves	8,747	3,150	5,597	8,889	3,255	5,634
Loss expenses	3,348	1,544	1,804	3,023	1,469	1,554
IBNR	18,070	6,193	11,877	16,926	6,268	10,658
Subtotal	30,165	10,887	19,278	28,838	10,992	17,846
A&H
Case reserves	370	68	302	351	69	282
Loss expenses	29	4	25	25	2	23
IBNR	593	155	438	490	127	363
Subtotal	992	227	765	866	198	668
Total
Case reserves	12,018	4,474	7,544	12,377	4,630	7,747
Loss expenses	3,607	1,603	2,004	3,215	1,505	1,710
IBNR	21,487	7,443	14,044	19,925	7,374	12,551
Total	$37,112	$13,520	$23,592	$35,517	$13,509	$22,008

The judgments used to estimate unpaid loss and loss expense reserves require different considerations depending upon the individual circumstances underlying the insured loss. For example, the reserves established for an excess casualty claim, A&E claims, losses from major catastrophic events, or the IBNR for product lines will each require different assumptions and judgments to be made. Necessary judgments are based on numerous factors and may be revised as additional experience and other data become available and are reviewed, as new or improved methodologies are developed, or as current laws change. Hence, ultimate loss payments will differ from the estimate of the ultimate liability made at the balance sheet date. Changes to our previous estimates of prior period loss reserves can impact the reported calendar year underwriting results by worsening our reported results if the prior year reserves prove to be deficient or improving our reported results if the prior year reserves prove to be redundant. The potential for variation in loss reserves is impacted by numerous factors, which we explain below.

We establish loss and loss expense reserves to reflect our liabilities from claims for all of the insurance and reinsurance business that we write. For those claims reported by insureds or ceding companies to us prior to the balance sheet date, case reserves are established by claims personnel as appropriate based on the circumstances of the claim(s), standard claim handling practices, and professional judgment. In respect of those claims that have been incurred but not reported prior to the balance sheet date, there is by definition limited actual information to form the reserve estimate and reliance is placed upon historical loss experience and actuarial methods to project the ultimate loss obligations and the corresponding amount of IBNR. Furthermore, for our assumed reinsurance operation, Global Reinsurance, an additional case reserve may sometimes be established above the amount notified by the ceding company if the notified case reserve is judged to be insufficient by Global Reinsurance’s claims department (refer to “Assumed reinsurance” below).

We have actuarial staff within each of our operating segments who analyze loss reserves and regularly project estimates of ultimate losses and the required IBNR reserve. IBNR reserve estimates are generally calculated by first projecting the ultimate amount of expected claims for a product line and subtracting paid losses and case reserves for reported claims. The judgments involved in projecting the ultimate losses may involve the use and interpretation of various actuarial projection methods as well as more qualitative factors that may impact the ultimate value of the losses such as actual loss experience, loss development patterns, and industry data. In addition, since standard actuarial projection methods place reliance on the extrapolation of historical data and patterns, the estimate of the IBNR reserve also requires judgment by actuaries and management to consider the impact from more contemporary and subjective factors. Among some of the factors that might be considered are changes in business mix or volume, changes in ceded reinsurance structures, reported and projected loss trends, inflation, legal environment, and the terms and conditions of the contracts sold to our insured parties. Finally, adjustments may be required to ensure that the derived IBNR reflects the exposure arising on the earned portion of premium as at the balance sheet date.

Typically, for each product line, one or more standard actuarial reserving methods may be used to estimate ultimate losses and loss expenses and from these estimates a single actuarial provisional estimate is selected. Exceptions to the use of standard actuarial projection methods occur for individual claims of significance that require complex legal, claims, and actuarial analysis and judgment (i.e., A&E account projections or high excess casualty accounts in litigation). In addition, claims arising from catastrophic events require evaluation based upon our exposure at the time of the event and the circumstances of the catastrophe and its post-event impact that do not utilize standard actuarial loss projection methods.

The standard actuarial reserving methods may include, but are not necessarily limited to, paid and reported loss development, expected loss ratio, and Bornhuetter-Ferguson methods. A general description of these methods is provided below. In the subsequent discussion on short and long-tail business, reference is also made where appropriate to how consideration in method selection impacted 2007 results. In addition to these standard methods, we may use other recognized actuarial methods and approaches depending upon the product line characteristics and available data. To ensure that the projections of future loss emergence from historical loss development patterns are representative of the underlying business, the historical loss and premium data is required to be of sufficient homogeneity and credibility. For example, to improve data homogeneity, we may group product line data further by similar risk attribute (e.g., geography, coverage such as property versus liability exposure, or origin year), project losses for these homogenous groups and then combine these results to provide the overall product line estimate. The premium and loss data is aggregated by origin year (e.g., the year in which the losses were incurred or “accident year”) and annual or quarterly periods subsequent to the origin year. Implicit in the standard accepted actuarial methodologies that we generally utilize is the need for two fundamental assumptions: first, the expected loss ratio for each origin year (i.e., accident, report, or underwriting) and second, the pattern in which losses are expected to emerge over time for each origin year.

The expected loss ratio for any particular origin year is selected giving consideration to a number of potential factors including historical loss ratios adjusted for intervening premium and loss trends, industry benchmarks, the results of policy level loss modeling at the time of underwriting, and other more subjective considerations of the product line and external environment as noted above. For the more recent origin years, the expected loss ratio for a given origin year is established at the start of the origin year as part of the planning process. This analysis is performed in conjunction with underwriters and management. The expected loss ratio method arrives at an ultimate loss estimate by taking this estimate of the initial expected ultimate loss ratio and multiplying by the corresponding premium base. This method is most commonly used for immature origin periods on product lines where the actual paid or reported loss experience is not yet credible enough to override our initial expectations of the ultimate loss ratio. In addition, the expected loss ratio may be modified should underlying assumptions such as loss trend or premium rate changes differ from the original assumptions.

Our assumed paid and reported development patterns provide a benchmark against which the actual emerging loss experience can be monitored. Where possible, development patterns are selected based on historical loss emergence by origin year with appropriate allowance for changes in business mix, claims handling process, or ceded reinsurance that are likely to lead to a discernible difference between the rate of historical and future loss emergence. For product lines where the historical data is viewed to have low statistical credibility, the selected development patterns will also reflect relevant industry benchmarks and/or experience from similar product lines written elsewhere within ACE. This typically arises for product lines that are relatively immature or with high severity/low frequency portfolios and for which our historical experience exhibits considerable volatility and/or lacks credibility. The paid and reported loss development methods convert the assumed loss emergence pattern to a set of multiplicative factors which are then applied to actual paid or reported losses to arrive at an estimate of ultimate losses for each period. Due to their multiplicative nature, the paid and reported loss development methods magnify deviations between actual and expected loss emergence. Therefore, these methods tend to be favored for more mature origin periods and for those portfolios where the loss emergence has been relatively consistent over time.

The Bornhuetter-Ferguson method is essentially a combination of the expected loss ratio method and the loss development method, under which the loss development method is given more weight as the origin year matures. This approach allows a logical transition between the expected loss ratio method which is generally utilized at earlier maturities and the loss development methods which are favored at latter maturities. We usually apply this method using reported loss data although paid data may be used.

The applicability of reserve methods will also be determined by the attachment point of the policy or contract with the insured or ceding company. In the case of low attachment points typical of primary or working layer reinsurance, the experience will tend to be more frequency driven. These product types allow for the standard actuarial methods to be used in determining loss reserve levels, as it is often customary to have the appropriate historical record and volume of claims experience to rely upon. In the case of high attachment points typical of excess insurance or excess of loss reinsurance, the experience will tend to be severity driven, as only a loss of significant size will enter the layer. For structured or unique contracts, most common to the financial solutions business (which we have ceased writing) and, to a lesser extent, our reinsurance business, the standard actuarial methods need to be tempered with an analysis of each contract’s terms, original pricing information, subsequent internal and external analyses of the ongoing contracts, market exposures and history, and qualitative input from claims managers.

Our recorded reserves represent management’s best estimate of the provision for unpaid claims as of the balance sheet date. Each product line has an actuarial reserve review performed and an actuarial provisional estimate is established at the review’s conclusion. The process to select the actuarial provisional estimate, when more than one estimate is available, may differ across product lines. For example, an actuary may base the provisional estimate on loss projections developed using an incurred loss development approach instead of a paid loss development approach when reported losses are viewed to be a more credible indication of the ultimate loss compared with paid losses. The availability of estimates by different projection techniques will depend upon the product line, the underwriting circumstances, and the maturity of the loss emergence. For a well-established product line with sufficient volume and history, the actuarial provisional estimate may be drawn from a weighting of paid and reported loss development and/or Bornhuetter-Ferguson methods. However, for a new long-tail product line for which we have limited data and experience or a rapidly growing line, the emerging loss experience will unlikely have sufficient stability to allow selection of loss development or Bornhuetter-Ferguson methods and reliance will be placed upon the initial expected loss ratio method as the actuarial provisional estimate until the experience matures.

The actuarial provisional estimate is then developed into management’s best estimate with collaboration with underwriting, claims, legal, and finance departments and culminates with the input of reserve committees. Each business unit reserve committee includes the participation of the relevant parties from actuarial, finance, claims, and executive management and has the responsibility for finalizing and approving the estimate to be used as management’s best estimate. Reserves are further reviewed by ACE’s Chief Actuary and senior management. The objective of such a process is to determine a single estimate that we believe represents a better estimate than any other. Such an estimate is viewed by management to support the most likely outcome of ultimate loss settlements and is determined based on several factors including, but not limited to:

• Segmentation of data to provide sufficient homogeneity and credibility for loss projection methods;

• Extent of internal historical loss data, and industry where required;

• Historical variability of loss estimates compared with actual loss experience;

• Perceived credibility of emerged loss experience; and

• Nature and extent of underlying assumptions.

Management does not build in any specific provision for uncertainty.

We do not calculate a range of loss reserve estimates for our individual loss reserve studies. In particular, ranges are not necessarily a true reflection of the potential volatility between loss reserves estimated at the balance sheet date and the ultimate settlement value of losses. This is due to the fact that an actuarial range is developed based on known events as of the valuation date whereas actual volatility or prior period development has historically been reported in subsequent Consolidated Financial Statements, in part from events and circumstances that were unknown as of the original valuation date. While we believe that our recorded reserves are reasonable and represent management’s best estimate for each product line as of the current valuation date, future changes to our view of the ultimate liabilities are possible. A five percent change in our net loss reserves equates to $1.1 billion and represents 37 percent of our net income before taxes for 2007 and seven percent of shareholders’ equity at December 31, 2007. Historically, including A&E reserve charges, our reserves, at times, have developed in excess of 10 percent of recorded amounts. Refer to “Analysis of Losses and Loss Expense Development”, under Item 1 for a summary of historical volatility between estimated loss reserves and ultimate loss settlements.

We perform internal loss reserve studies for all product lines at least once a year; the timing of such studies varies throughout the year. External loss reserve studies are performed periodically and are compared to our internal results. Additionally, each quarter for each product line, we review the emergence of actual losses relative to expectations used in reserving. If warranted from findings in loss emergence tests, we will accelerate the timing of our product line reserve studies. Finally, external loss reserve studies are performed annually and are compared to our internal results to ensure reasonability of internal findings.

The time period between the date of loss occurrence and the final payment date of the ensuing claim(s) is referred to as the “claim-tail”. The following is a discussion of specific reserving considerations for both short-tail and long-tail product lines. In this section, we reference the nature of recent prior period development to give a high-level understanding of how these considerations translate through the reserving process into financial decisions. Refer to “Segment Operating Results” for more information on prior period development.

Short-tail business

Short-tail business generally describes product lines for which losses are usually known and paid shortly after the loss actually occurs. This would include, for example, most property, personal accident, aviation hull, and automobile physical damage policies that are written. There are some exceptions on certain product lines (e.g., workers’ compensation catastrophe) or events (e.g., major hurricanes) where the event has occurred, but the final settlement amount is highly variable and not known with certainty for a potentially lengthy period. Due to the short reporting development pattern for these product lines, our estimate of ultimate losses from any particular accident period responds quickly to the latest loss data. We will typically assign credibility to methods that incorporate actual loss emergence, such as the paid and reported loss development and Bornhuetter-Ferguson methods, sooner than would be the case for long-tail lines at a similar stage of development from the origin year. The reserving process for short-tail losses arising from catastrophic events typically involves the determination by the claims department, in conjunction with underwriters and actuaries, of our exposure and likely losses immediately following an event and the subsequent regular refinement of those losses as our insureds provide updated actual loss information.

For the 2007 accident year, the short-tail line loss reserves were typically established using the expected loss ratio method for the non-catastrophe exposures. In addition, reserves were also established for losses arising on catastrophe activity during 2007. The underlying calculation for the non-catastrophe portion requires initial expected loss ratios by product line, as adjusted for actual experience during the progression of the 2007 calendar year. As previously noted, the derivation of initial loss ratios incorporates actuarial assumptions on projections of prior years’ loss experience, past and future loss, and exposure trends, rate adequacy of new and renewal business, and ceded reinsurance costs. In addition, we considered our view of terms and conditions and the market environment, which by their nature tend to be more judgmental relative to other factors. For our short-tail businesses taken as a whole, overall loss trend assumptions have not differed significantly relative to prior years. Because there is some random volatility of non-catastrophe loss experience from year to year, we considered average loss experience over several years when developing loss estimates for the current accident year. Therefore, while there has been favorable loss development in recent years on non-catastrophe exposures, the effect of this favorable development on expected loss ratios for the current accident year is relatively small. Further, other considerations, such as rate reductions and broadening of terms and conditions in a competitive market somewhat offset this favorable effect.

In terms of prior accident years, the bulk of changes made in the 2007 calendar year arose from the 2006 and 2005 accident years. Specifically, the Insurance – Overseas General segment experienced $121 million of favorable development due to lower than anticipated loss emergence on the 2005 and 2006 accident years and the Insurance –North American segment experienced $115 million of adverse development related to 2004 and 2005 catastrophes. In both instances, these prior period movements were primarily the result of changes to the ultimate loss estimates for the respective 2004 to 2006 accident years to better reflect the latest reported loss data rather than any changes to underlying actuarial assumptions such as loss development patterns.

The process used to establish the 2007 year-end reserves for the 2004 and 2005 catastrophes involved a detailed review by the claims department of the causation and coverage issues of each underlying claim. Given the unique circumstances around the events, historical trends and loss development patterns are not applicable. As discussed in the prior period development discussions under “Segment Operating Results”, the actual claims experience was worse than anticipated and, as such, the ultimate loss estimates were revised to reflect that loss emergence. For the reserves covering the non-catastrophe- related exposures in the 2006 and prior accident years, the change in ultimate loss reflected recognition of actual favorable loss emergence rather than explicit changes to assumptions on the loss development patterns to project future loss emergence. The actual non-catastrophe related loss emergence over 2005-2007 calendar years has been favorable but within a range of expected outcomes and the experience from these years was considered when establishing the expectation of 2007 accident year losses. For a detailed analysis of changes in assumptions related to prior accident year reserves during calendar year 2007, refer to “Prior Period Development”.

Long-tail business

Long-tail business describes lines of business for which specific losses may not be known for some period and claims can take significant time to emerge. This includes most casualty lines such as general liability, directors and officers’ liability (D&O) and workers’ compensation. There are many factors contributing to the uncertainty and volatility of long-tail business. Among these are:

• Our historical loss data and experience is often too immature and lacking in credibility to place reliance upon for reserving purposes. Instead, we place reliance in our reserve methods on industry loss ratios or industry benchmark development patterns that are anticipated to reflect the nature and coverage of the underwritten business and its future development. For such product lines, actual loss experience is apt to differ from industry loss statistics that are based on averages as well as loss experience of previous underwriting years;

• The inherent uncertainty around loss trends, claims inflation (e.g., medical and judicial) and underlying economic conditions;

• The inherent uncertainty of the estimated duration of the paid and reporting loss development patterns beyond the historical record requires that professional judgment be used in the determination of the length of the patterns based on the historical data and other information;

• The inherent uncertainty of assuming historical paid and reported loss development patterns on older origin years will be representative of subsequent loss emergence on newer origin years. For example, changes in establishing case reserves can distort reported loss development patterns or changes in ceded reinsurance structures by origin year can distort the development of paid and reported losses;

• The possibility of future litigation, legislative or judicial change that might impact future loss experience relative to prior loss experience relied upon in loss reserve analyses;

• Loss reserve analyses typically require loss or other data be grouped by common characteristics in some manner. If data from two combined lines of business exhibit different characteristics, such as loss payment patterns, the credibility of the reserve estimate could be affected. Additionally, since casualty lines of business can have significant intricacies in the terms and conditions afforded to the insured, there is an inherent risk as to the homogeneity of the underlying data used in performing reserve analyses; and

• The applicability of the price change data used to estimate ultimate loss ratios for most recent origin years.

As can be seen from the above, various factors are considered when determining appropriate data, assumptions, and methods used to establish the loss reserve for the long-tail product lines. These factors will also vary by origin year for given product lines. The derivation of loss development patterns from data and the selection of a tail factor to project ultimate losses from actual loss emergence require considerable judgment, particularly with respect to the extent of historical loss experience that provides credible support to changes in key reserving assumptions. Examples of the relationship between changes in historical loss experience and key reserving assumptions are provided below.

For those long-tail product lines that are less claim frequency and more claim severity oriented, such as professional lines and high excess casualty, we placed more reliance upon expert legal and claims review of the specific circumstance underlying reported cases rather than loss development patterns. The assumptions used for these lines of business were updated in response to new claim and legal advice judged to be of significance.

For the 2007 accident year, loss reserves were typically established through the application of individual product line initial expected loss ratios that require contemplation of assumptions similar in nature to those noted in the short-tail line discussion. Our assumptions on loss trend and development patterns reflect reliance on our historical loss data provided the length of history and homogeneity afford credibility. Given the recent growth on a number of product lines, such as general casualty and financial lines, our historical loss data is less extensive and our assumptions require judgmental use of industry loss trends and development patterns. We note that industry patterns are not always available to match the nature of the business being written; this issue is particularly problematic for non-U.S. exposed lines. Given the underlying volatility of the long-tail product lines and the lengthy period required for full paid and reported loss emergence, we typically assign little to no credibility to actual loss emergence in the recent development periods. Accordingly, we generally used the initial expected loss ratio method for the 2007 and immediately preceding origin years to establish reserves by product line. We monitor actual paid and reported loss emergence with expected loss emergence for each key individual product line. While recent experience has generally been favorable relative to our internal expectations, we do not yet believe experience is sufficiently credible for us to consider moving to loss-based projection methods in setting reserves. Our best estimate based on information received to date for our 2007 loss ratios reflect what we believe is our exposure to sub-prime losses (E&O and D&O).

Given the nature of long-tail casualty business and related reserving considerations, for the major long-tail lines in Insurance – North American, Insurance – Overseas General, and Global Reinsurance, no changes of significance were made to the key actuarial assumptions for the loss trend (aside from changes to inflation assumptions), exposure trend, and loss development patterns used to establish the 2007 accident year reserves relative to prior accident years.

Typically for the 2004-2006 accident years, to the extent that actual loss emergence in calendar year 2007 differed from our expectation in the more recent origin years, the deviation was not seen as sufficiently credible, particularly given the volatility and lengthy period for full loss emergence, to alter either our booked ultimate loss selections or the set of actuarial assumptions underlying the reserving review for that particular portfolio. Such judgments were made with due consideration to the factors impacting reserve uncertainty as discussed above. However, for some product lines, credibility was assigned to emerging loss experience and this is discussed further below and in the section entitled “Prior Period Development”.

For more mature accident years, typically 2003 and prior, we used paid and reported loss patterns in the reserve setting process on older accident years where sufficient credibility existed. For those lines lacking data credibility, we placed reliance upon the latest benchmark patterns (where available) from external industry bodies such as Insurance Services Office (ISO) or the National Council on Compensation Insurance, Inc. (NCCI). Accordingly, the assumptions used to project loss estimates will not fully reflect our own actual loss experience until credibility is determined.

In contrast to short-tail lines, the prior period development in 2007 for long-tail lines of business arose across a number of accident years in the Insurance – North American and Insurance – Overseas General segments, typically more removed from the recent accident years. The movements were generally the result of actual loss emergence in calendar year 2007 that differed materially from the expected loss emergence and these deviations were significant enough in certain product lines to warrant revising the projections. The nature of the assumptions altered in 2007, and impacting the prior accident years, varies by the specifics of each product line. For example, in Insurance – North American the alterations to estimates for national account casualty and workers’ compensation lines involved retaining the original paid and reported loss development assumptions but assigning greater credibility to actual loss experience; i.e. more weight was given to paid and reported loss development and Bornhuetter-Ferguson methods rather than the expected loss ratio methods on the 2002-2004 accident years. This resulted in $21 million favorable development and $28 million adverse development for the casualty and workers’ compensation lines, respectively. Similarly, for Insurance – Overseas General, there was $23 million of favorable development on the 2003-2005 accident years as more weight was given to paid and reported loss development and Bornhuetter-Ferguson methods rather than the expected loss ratio methods. In addition, an update of our detailed annual evaluation of the excess exposures at Insurance – Overseas General resulted in net favorable prior period development of $20 million which comprised strengthening of $89 million in accident years 2003 and prior and $45 million in accident year 2006 and a release of $154 million in accident years 2004 and 2005.

While we believe our reserve for unpaid losses and loss expenses at December 31, 2007, is adequate, new information or emerging trends different from assumptions may lead to future developments in ultimate losses and loss expenses significantly greater or less than the reserve provided, which could have a material effect on future operating results. As noted previously, our best estimate of required loss reserves for most portfolios is judgmentally selected for each origin year after considering the results from any number of reserving methodologies rather than being a purely mechanical process. Therefore, it is difficult to convey, in a simple and quantitative manner, the impact that a change to a single assumption will have on our best estimate. In the examples shown below, we attempt to give an indication of the potential impact by isolating a single change for a specific reserving method that would be pertinent in establishing the best estimate for the product line described. We consider each of the following sensitivity analyses to represent a reasonably likely deviation in the underlying assumption.

Insurance – North American

Given the long reporting and paid development pattern, the tail factors used to project actual current losses to ultimate losses for claims covered by our inactive middle market workers’ compensation business requires considerable judgment that could be material to consolidated loss and loss expense reserves. Specifically, when applying the paid loss development method, a one percent change in the tail factor (i.e., 1.04 changed to either 1.05 or 1.03) would cause a change of approximately $46 million, either positively or negatively, for the projected net loss and loss expense reserves. This is relative to recorded net loss and loss expense reserves of approximately $285 million.

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

Insurance – Overseas General

Certain long-tail lines, such as casualty and professional lines, are particularly susceptible to changes in loss trend and claim inflation. Heightened perceptions of tort and settlement awards around the world are increasing the demand for these products as well as contributing to the uncertainty of the reserving estimates. Our reserving methods rely on loss development patterns estimated from historical data and while we attempt to adjust such factors for known changes in the current tort environment, it is possible that such factors may not entirely reflect all recent trends in tort environments. For example, when applying the reported loss development method, the lengthening by six months of our selected loss development patterns would increase reserve estimates on long-tail casualty and professional lines by approximately $271 million. This movement is relative to recorded net loss and loss expense reserves of approximately $3.4 billion.

Global Reinsurance

Typically, there is inherent uncertainty around the length of paid and reporting development patterns, especially for certain casualty lines such as excess workers’ compensation or general liability, which may take up to 30 years to fully develop. This uncertainty is accentuated by the need to supplement client development patterns with industry development patterns as justified by the credibility of the data. The underlying source and selection of the final development pattern can thus have a significant impact on the selected net losses and loss expenses ultimate. For example, a twenty percent shortening or lengthening of the development patterns used for U.S. long-tail lines would cause the loss reserve estimate derived by the reported Bornhuetter-Ferguson method for these lines to change by approximately $140 million. This movement is relative to recorded net loss and loss expense reserves of approximately $1.7 billion.

Assumed reinsurance

At December 31, 2007, net unpaid losses and loss expenses for the Global Reinsurance segment aggregated to $2.8 billion, consisting of $750 million of case reserves and $2.0 billion of IBNR. In comparison, at December 31, 2006, net unpaid losses and loss expenses for the Global Reinsurance segment aggregated to $2.6 billion, consisting of $778 million of case reserves and $1.8 billion of IBNR.

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

• Typically, a lag exists between the reporting of a loss event to a ceding company and its reporting to us as a reinsurance claim. The use of a broker to transmit financial information from a ceding company to us increases the reporting lag. Because most of our reinsurance business is produced by brokers, ceding companies generally first submit claim and other financial information to brokers, who then report the proportionate share of such information to each reinsurer of a particular treaty. The reporting lag generally results in a longer period of time between the date a claim is incurred and the date a claim is reported compared with direct insurance operations. Therefore, the risk of delayed recognition of loss reserve development is higher for assumed reinsurance than for direct insurance lines; and

• The historical claims data for a particular reinsurance contract can be limited relative to our insurance business in that there may be less historical information available. Further, for certain coverages provided by products, such as excess of loss contracts, there may be relatively few expected claims in a particular year so the actual number of claims may be susceptible to significant variability. In such cases, the actuary often relies on industry data from several recognized sources.

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

On occasion, there will be differences between our carried loss reserves and unearned premiums reserves and the amount of loss reserves and unearned premiums reserves reported by the ceding companies. This is due to the fact that we receive consistent and timely information from ceding companies only with respect to case reserves. For IBNR, we use historical experience and other statistical information, depending on the type of business, to estimate the ultimate loss (see “Unpaid Losses and Loss Expenses” for more information). We estimate our unearned premiums reserve by applying estimated earning patterns to net premiums written for each treaty based upon that treaty’s coverage basis (i.e., risks attaching or losses occurring). At December 31, 2007, the case reserves reported to us by our ceding companies were $723 million, compared with the $750 million we recorded. Our policy is to post additional case reserves in addition to the amounts reported by our cedants when our evaluation of the ultimate value of a reported claim is different than the evaluation of that claim by our cedant.

Within the Insurance – North American segment, we also have exposure to certain liability reinsurance lines that have been in run-off since 1994. Unpaid losses and loss expenses relating to this run-off reinsurance business resides within the Brandywine Division of our Insurance – North American segment. Most of the remaining unpaid losses and loss expense reserves for the run-off reinsurance business relate to A&E claims. (Refer to “Asbestos and Environmental and Other Run-off Liabilities” for more information.)

Asbestos and environmental reserves

Included in our liabilities for losses and loss expenses are liabilities for asbestos and environmental claims and expenses. These claims are principally related to claims arising from remediation costs associated with hazardous waste sites and bodily-injury claims related to exposure to asbestos products and environmental hazards. The estimation of these liabilities is particularly sensitive to the recent legal environment, including specific settlements that may be used as precedents to settle future claims.

During 2007, we conducted a review of our consolidated A&E liabilities as of June 30, 2007. As a result of the internal review, we concluded that our net loss reserves for the Brandywine operations, including A&E, were adequate and, therefore, no change to the carried reserve was required. An internal review was also conducted during 2006 for our consolidated A&E liabilities as of June 30, 2006. For that review, we concluded that our net loss reserves for the Brandywine operations, including A&E, were adequate and, therefore, no change to the carried net reserve was required, while the gross loss reserves increased by approximately $210 million.

In 2006, a team of external actuaries performed an evaluation as to the adequacy of the reserves of Century Indemnity Company (Century). This external review was conducted in accordance with the Brandywine Restructuring Order, which requires that an external actuarial review of Century’s reserves be completed every two years. The results of the external review were addressed with the Pennsylvania Insurance Department and no changes to statutory-basis loss reserves were deemed necessary. Our A&E reserves are not discounted and do not reflect any anticipated future changes in the legal, social, or economic environment, or any benefit from future legislative reforms.

There are many complex variables that we consider when estimating the reserves for our inventory of asbestos accounts and these variables may directly impact the predicted outcome. We believe the most significant variables relating to our A&E reserves include assumptions regarding trends with respect to claim severity and the frequency of higher severity claims, the ability of a claimant to bring a claim in a state in which they have no residency or exposure, the ability of a policyholder to claim the right to non-products coverage, whether high-level excess policies have the potential to be accessed given the policyholders claim trends and liability situation, and payments to unimpaired claimants and the potential liability of peripheral defendants. Based on the policies, the facts, the law, and a careful analysis of the impact that these factors will likely have on any given account, we estimate the potential liability for indemnity, policyholder defense costs, and coverage litigation expense.

The results in asbestos cases announced by other carriers may well have little or no relevance to us because coverage exposures are highly dependent upon the specific facts of individual coverage and resolution status of disputes among carriers, policyholders, and claimants.

Refer to “Asbestos and Environmental and Other Run-off Liabilities” for more information.

Reinsurance recoverable

Reinsurance recoverable includes the balances due to us from reinsurance companies for paid and unpaid losses and loss expenses, and is presented net of a provision for uncollectible reinsurance. The provision for uncollectible reinsurance is determined based upon a review of the financial condition of the reinsurers and other factors. Ceded reinsurance contracts do not relieve our primary obligation to our policyholders. Consequently, an exposure exists with respect to reinsurance recover-

able to the extent that any reinsurer is unable to meet its obligations or disputes the liabilities assumed under the reinsurance contracts. We determine the reinsurance recoverable on unpaid losses and loss expenses using actuarial estimates as well as a determination of our ability to cede unpaid losses and loss expenses under existing reinsurance contracts.

The recognition of a reinsurance recoverable asset requires two key judgments. The first judgment involves our estimation based on the amount of gross reserves and the percentage of that amount which may be ceded to reinsurers. Ceded IBNR, which is a major component of the reinsurance recoverable on unpaid losses and loss expenses, is generally developed as part of our loss reserving process and, consequently, its estimation is subject to similar risks and uncertainties as the estimation of gross IBNR (refer to “Critical Accounting Estimates – Unpaid losses and loss expenses”). The second judgment involves our estimate of the amount of the reinsurance recoverable balance that we may ultimately be unable to recover from reinsurers due to insolvency, contractual dispute, or for other reasons. Amounts estimated to be uncollectible are reflected in a provision that reduces the reinsurance recoverable asset and, in turn, shareholders’ equity. Changes in the provision for uncollectible reinsurance are reflected in net income.

Although the contractual obligation of individual reinsurers to pay their reinsurance obligations is based on specific contract provisions, the collectability of such amounts requires estimation by management. The majority of the balance we have accrued as recoverable will not be due for collection until sometime in the future, in some cases, several decades from now. Over this period of time, economic conditions and operational performance of a particular reinsurer may impact their ability to meet these obligations and while they may continue to acknowledge their contractual obligation to do so, they may not have the financial resources or willingness to fully meet their obligation to us.

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

Generally, we use a default analysis to estimate uncollectible reinsurance. The primary components of the default analysis are reinsurance recoverable balances by reinsurer, net of collateral, and default factors used to estimate the probability that the reinsurer may be unable to meet its future obligations in full. The definition of collateral for this purpose requires some judgment and is generally limited to assets held in an ACE-only beneficiary trust, letters of credit, and liabilities held by us with the same legal entity for which we believe there is a right of offset. We do not currently include multi-beneficiary trusts. However, we have several reinsurers that have established multi-beneficiary trusts for which certain of our companies are beneficiaries. The determination of the default factor is principally based on the financial strength rating of the reinsurer and a corresponding default factor applicable to the financial strength rating. Default factors require considerable judgment and are determined using the current financial strength rating, or rating equivalent, of each reinsurer as well as other key considerations and assumptions. Significant considerations and assumptions include, but are not necessarily limited to, the following:

• For reinsurers that maintain a financial strength rating from a major rating agency, and for which recoverable balances are considered representative of the larger population (i.e., default probabilities are consistent with similarly rated reinsurers and payment durations conform to averages), the judgment exercised by management to determine the provision for uncollectible reinsurance of each reinsurer is typically limited because the financial rating is based on a published source and the default factor we apply is based on a default factor of a major rating agency applicable to the particular rating class. Default factors applied for financial ratings of AAA, AA, A, BBB, BB, B, and CCC, are 0.5 percent, 1.2 percent, 1.9 percent, 4.7 percent, 9.6 percent, 23.8 percent and 49.7 percent, respectively. Because the model we use is predicated on the default factors of a major rating agency, we do not generally consider alternative factors. However, when a recoverable is expected to be paid in a brief period of time by a highly-rated reinsurer, such as certain property catastrophe claims, a default factor may not be applied;

• For balances recoverable from reinsurers that are both unrated by a major rating agency and for which management is unable to determine a credible rating equivalent based on a parent, affiliate, or peer company, we determine a rating equivalent based on an analysis of the reinsurer that considers an assessment of the creditworthiness of the particular entity, industry benchmarks, or other factors as considered appropriate. We then apply the applicable default factor for that rating class. For balances recoverable from unrated reinsurers for which our ceded reserve is below a certain threshold, we generally apply a default factor of 25 percent;

• For balances recoverable from reinsurers that are either insolvent or under regulatory supervision, we establish a default factor and resulting provision for uncollectible reinsurance based on specific facts and circumstances surrounding each company. Upon initial notification of an insolvency, we generally recognize expense for a substantial portion of all balances outstanding, net of collateral, through a combination of write-offs of recoverable balances and increases to the provision for uncollectible reinsurance. When regulatory action is taken on a reinsurer, we generally recognize a default factor by estimating an expected recovery on all balances outstanding, net of collateral. When sufficient credible information becomes available, we adjust the provision for uncollectible reinsurance by establishing a default factor pursuant to information received; and

• For captives and other recoverables, management determines the provision for uncollectible reinsurance based on the specific facts and circumstances.

The following table summarizes reinsurance recoverables and the provision for uncollectible reinsurance for each type of recoverable balance at December 31, 2007.

(in millions of U.S. dollars)	Total Reinsurance Recoverables	Recoverables (Net of Usable Collateral)	Provision for Uncollectible Reinsurance
Type
Reinsurers with credit ratings	$11,452	$10,561	$232
Reinsurers not rated	708	583	259
Reinsurers under supervision and insolvent reinsurers	195	181	128
Captives	1,508	423	21
Other – structured settlements and pools	1,185	1,185	46
Total	$15,048	$12,933	$686

At December 31, 2007, the use of different assumptions within our approach could have a material effect on the provision for uncollectible reinsurance reflected in our Consolidated Financial Statements. To the extent the creditworthiness of our reinsurers were to deteriorate due to an adverse event affecting the reinsurance industry, such as a large number of major catastrophes, actual uncollectible amounts could be significantly greater than our provision for uncollectible reinsurance. Such an event could have a material adverse effect on our financial condition, results of operations, and our liquidity. Given the various considerations used to estimate our uncollectible provision, we cannot precisely quantify the effect a specific industry event may have on the provision for uncollectible reinsurance. However, based on the composition (particularly the average credit quality) of the reinsurance recoverable balance at December 31, 2007, we estimate that a ratings downgrade of one notch for all rated reinsurers (i.e, from A to A- or A- to BBB+) could increase our provision for uncollectible reinsurance by approximately $166 million or approximately one percent of the reinsurance recoverable balance, assuming no other changes relevant to the calculation. While a ratings downgrade would result in an increase in our provision for uncollectible reinsurance and a charge to earnings in that period, a downgrade in and of itself does not imply that we will be unable to collect all of the ceded reinsurance recoverable from the reinsurers in question. Refer to Note 4 to the Consolidated Financial Statements, under Item 8, for more information.

Investments

Our fixed maturity investments are classified as either “available for sale” or “held to maturity”. Our available for sale portfolio is reported at fair value with changes in fair value reflected in shareholders’ equity as a separate component of accumulated other comprehensive income. Fair value is determined using the quoted market price of these securities provided by either independent pricing services, or when such prices are not available, by reference to broker or underwriter bid indications. We regularly review our impaired investments (i.e., those debt securities for which fair value is below amortized cost or those equity securities for which fair value is below cost) for a possible “other-than-temporary” impairment. If we believe a decline in the value of a particular investment is temporary, we record the decline as an unrealized loss in our shareholders’ equity. If we believe the decline is “other-than-temporary”, we write down the book value of the investment and record a realized loss in our consolidated statement of operations. An impairment is considered “other-than-temporary” unless we have the ability and intent to hold the investment to recovery of the cost of the investment, and evidence indicating the cost of the investment is recoverable within a reasonable period outweighs evidence to the contrary. The determination as to whether or not the decline is “other-than-temporary” principally requires the following critical judgments: i) the circumstances that require management to make a specific assessment as to whether or not the decline is “other-than-temporary”, such as the time period an investment has been in a loss position and the significance of the decline; and ii) for those securities to be assessed, whether we have the ability and intent to hold the security through an expected recovery period, absent a significant change in facts that would be expected to have a material adverse effect on either the financial markets or the financial position of the issuer.

With respect to securities where the decline in value is determined to be temporary and the security’s value is not written down, a subsequent decision may be made to sell that security and realize a loss. Subsequent decisions on security sales could be made based on changes in liquidity needs (i.e., arising from a large insured loss such as a catastrophe), internal risk management considerations, the financial condition of the issuer or its industry, market conditions, and new investment opportunities. Day to day management of the majority of our investment portfolio is outsourced to third-party investment managers. The dynamic nature of portfolio management may result in a subsequent decision to sell the security and realize the loss based upon new circumstances such as those related to the changes described above. We believe that subsequent decisions to sell such securities are consistent with the classification of the majority of our portfolio as available for sale. The gross unrealized loss at December 31, 2007, for all securities in a loss position was $391 million with $6 million in an unrealized loss position for over 12 months ($4 million was related to fixed maturities held to maturity). Our net realized losses in 2007 included write-downs of $141 million of which $123 million was related to fixed maturities. This compares with write-downs of $214 million and $88 million in 2006 and 2005, respectively. The impairments recorded in 2007 and 2006 were primarily due to an increase in market interest rates from the date of security purchase and as such, were not credit-related.

Because our investment portfolio is the largest component of consolidated assets and a multiple of shareholders’ equity, adverse changes in economic conditions subsequent to the balance sheet date could result in “other-than-temporary” impairments that are material to our financial condition and operating results. Such economic changes could arise from overall changes in the financial markets and specific changes to industries, companies, or foreign governments in which we maintain relatively large investment holdings. Further, an increase in interest rates could result in an increased number of fixed maturities for which we cannot support the intent to hold to recovery. More information regarding our process for reviewing our portfolio for possible impairments can be found in the section entitled “Net Realized Gains (Losses)”.

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

At December 31, 2007, our net deferred tax asset was $1.1 billion. (Refer to Note 7 to the Consolidated Financial Statements, under Item 8, for more information). At each balance sheet date, management assesses the need to establish a valuation allowance that reduces deferred tax assets when it is more likely than not that all, or some portion, of the deferred tax assets will not be realized. The valuation allowance is based on all available information including projections of future taxable income from each tax-paying component in each tax jurisdiction, principally derived from business plans and available tax planning strategies. Projections of future taxable income incorporate several assumptions of future business and operations that are apt to differ from actual experience. If, in the future, our assumptions and estimates that resulted in our forecast of future taxable income for each tax-paying component proves to be incorrect, an additional valuation allowance could become necessary. This could have a material adverse effect on our financial condition, results of operations, and liquidity. At December 31, 2007, the valuation allowance of $41 million (including $24 million with respect to foreign tax credits) reflects management’s assessment that it is more likely than not that a portion of the deferred tax asset will not be realized due to the inability of certain foreign subsidiaries to generate sufficient taxable income or the inability to utilize foreign tax credits.

Guaranteed minimum income benefits derivatives

Under reinsurance programs covering living benefit guarantees, we assume the risk of guaranteed minimum income benefits associated with variable annuity contracts. Our GMIB reinsurance product meets the definition of a derivative for accounting purposes and is therefore carried at fair value with changes in fair value recognized in net realized gains (losses) in the period of the change pursuant to Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). We believe that the most meaningful presentation of these derivatives is to reflect cash inflows or revenue as net premiums earned, and to record estimates of the average modeled value of future cash outflows as incurred losses. For GMIB reinsurance, we recognize benefit reserves consistent with AICPA Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Non-traditional Long-duration Contracts and for Separate Accounts (SOP 03-1). Changes in this reserve are included in life underwriting income. The incremental difference between fair value and SOP 03-1 benefit reserves is reflected in other assets or other liabilities in the balance sheet and related changes in fair value are reflected in net realized gains (losses) in the consolidated statement of operations. We generally hold these derivative con-

tracts to maturity. Where we hold a derivative to maturity, the cumulative gains and losses will net to zero. Refer to Note 2j) to the Consolidated Financial Statements, under Item 8, for further description of this product and related accounting treatment. For a sensitivity discussion of the effect of changes in interest rates and equity indices on the fair value of GMIBs, and the resulting impact on our net income, refer to Item 7A.

The fair value of GMIB reinsurance is estimated using an internal valuation model which includes the use of management estimates and current market information. All of our treaties contain claim limits, which are factored into the valuation model. The fair value depends on a number of factors, including changes in interest rates, changes in equity markets, changes in market volatility, changes in policyholder behavior, and changes in policyholder mortality. The model and related assumptions are continuously re-evaluated by management and enhanced, as appropriate, based upon improvements in modeling techniques and availability of more timely market information, such as market conditions and demographics of in-force annuities. Due to the inherent uncertainties of the assumptions used in the valuation models to determine the fair value of these derivative products, actual experience may differ from the estimates reflected in our Consolidated Financial Statements, and the differences may be material.

The two most significant policyholder behavior assumptions include lapse rates and annuitization rates using the guaranteed benefit (GMIB annuitization rate). Assumptions regarding lapse rates and GMIB annuitization rates differ by treaty but the underlying methodology to determine rates applied to each treaty is comparable. The assumptions regarding lapse and GMIB annuitization rates determined for each treaty are based on a dynamic calculation that uses several underlying factors. The effect of changes in key market factors on assumed lapse and annuitization rates is principally based on historical experience for variable annuity contracts as well as considerable judgment, particularly for newer benefits with limited historical experience.

A lapse rate is the percentage of in-force policies surrendered in a given calendar year. All else equal, as lapse rates increase, ultimate claim payments will decrease. The GMIB annuitization rate is the percentage of policies for which the customer will elect to annuitize using the guaranteed benefit provided under the GMIB. All else equal, as GMIB annuitization rates increase, ultimate claim payments will increase, subject to treaty claim limits.

Key factors affecting the lapse rate assumption include investment performance and policy duration. We generally assume that lapse rates increase with policy duration with a significant increase in rates after the end of the surrender charge period. As investment performance of underlying fund investments declines, and guarantees become more valuable, lapse rates are anticipated to decrease thereby increasing the expected value of claims on minimum guarantees and thus benefit reserves and the incremental fair value liability.

Key factors affecting the GMIB annuitization rate include investment performance and interest rates after the GMIB waiting period. As investment performance of underlying fund investments declines, the monthly income available to a policyholder who annuitizes their account value falls; this makes the GMIB more valuable. As the GMIB becomes more valuable, our modeling assumes that annuitization rates will increase, resulting in higher benefit reserves and fair value liability. The same is true in an environment where long-term interest rates are decreasing.

Net realized losses for 2007 included $185 million for GMIB reinsurance, compared with $nil in 2006 and net realized gains of $18 million in 2005, excluding changes in the fair value of specific derivative instruments held to partially offset the risk in the variable annuity guarantee reinsurance portfolio. These derivatives do not receive hedge accounting treatment. Refer to “Net Realized Gains (Losses)” for more information.

Goodwill

Goodwill, which represents the excess of the cost of our acquisitions over the fair value of net assets we acquired, was $2.7 billion at December 31, 2007. The ACE INA acquisition resulted in approximately 80 percent of this balance. Goodwill is not amortized but is subject to a periodic evaluation of impairment. It is our policy to test goodwill as well as other intangible assets for impairments on an annual basis. The impairment tests in 2007, in the aggregate, show a fair value in excess of the carrying value. Goodwill is assigned to applicable reporting units of acquired entities at acquisition. The most significant reporting units are the domestic and international divisions of ACE INA acquired in 1999; ACE Tempest Re’s catastrophe businesses acquired in 1996 and 1998; and Tarquin Limited acquired in 1998. There are other reporting units that resulted from smaller acquisitions that are also assessed annually. In our impairment tests, to estimate the fair value of a reporting unit, we principally use both an earnings model, which considers forecasted earnings and other financial ratios of the reporting unit as well as relevant financial data of comparable companies to the reporting unit such as the relationship of price to earnings for recent transactions and market valuations of publicly traded companies, and an analysis of the present value of estimated net cash flows. We must assess whether the current fair value of our operating units is at least equal to the fair value used in the determination of goodwill. In doing this, we make assumptions and estimates about the profitability attributable to our operat-

ing segments, as this is important in assessing whether an impairment has occurred. If, in the future, our assumptions and estimates made in assessing the fair value of acquired entities change, goodwill could be materially adjusted. This would cause us to write-down the carrying value of goodwill and could have a material adverse effect on our results of operations in the period the charge is taken.

Risk transfer

In the ordinary course of business, we both purchase (or cede) and sell (or assume) P&C reinsurance protection. In 2002, as a matter of policy, we discontinued the purchase of all finite reinsurance contracts. For both ceded and assumed reinsurance, risk transfer requirements must be met in order to use reinsurance accounting, principally resulting in the recognition of cash flows under the contract as premiums and losses. If risk transfer requirements are not met, a contract is to be accounted for as a deposit, typically resulting in the recognition of cash flows under the contract through a deposit asset or liability and not as revenue or expense. To meet risk transfer requirements, a reinsurance contract must include both insurance risk, consisting of underwriting and timing risk, and a reasonable possibility of a significant loss for the assuming entity. We also apply similar risk transfer requirements to determine whether certain commercial insurance contracts should be accounted for as insurance or a deposit. Contracts that include fixed premium (i.e., premium not subject to adjustment based on loss experience under the contract) for fixed coverage generally transfer risk and do not require judgment.

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

With respect to assumed reinsurance and insurance contracts, products giving rise to judgments regarding risk transfer were primarily sold by our financial solutions business. Although we have ceased writing financial solutions business, several contracts remain in-force and principally include multi-year retrospectively-rated contracts and loss portfolio transfers. Because transfer of insurance risk is generally a primary client motivation for purchasing these products, relatively few P&C insurance and reinsurance contracts have historically been written for which we concluded that risk transfer criteria had not been met. For certain insurance contracts that have been reported as deposits, the insured desired to self-insure a risk but was required, legally or otherwise, to purchase insurance so that claimants would be protected by a licensed insurance company in the event of non-payment from the insured.

A significant portion of ACE Tempest Re USA’s business is written through quota share treaties (approximately $461 million of net premiums earned in 2007, comprised of $324 million of first dollar quota share treaties and $137 million of excess quota share treaties), some of which are categorized as structured products. Structured quota share treaties typically contain relatively low aggregate policy limits, a feature that reduces loss coverage in some manner and a profit sharing provision. Accounting standard setters for both GAAP and statutory reporting have undertaken projects to re-evaluate risk transfer guidance, including accounting models that could ultimately require the bifurcation of structured quota share treaties into insurance and financing elements, and perhaps other quota share contracts not currently categorized as structured, into a reinsurance and financing component. New guidance in this area has the potential to have a significant impact on the amount of premiums and losses recognized under these contracts but we expect little impact to our net income.

Consolidated Operating Results – Years Ended December 31, 2007, 2006, and 2005

(in millions of U.S. dollars)	2007	2006	2005
Net premiums written	$11,979	$12,030	$11,792
Net premiums earned	12,297	11,825	11,748
Net investment income	1,918	1,601	1,264
Net realized gains (losses)	(61)	(98)	76
Total revenues	$14,154	$13,328	$13,088
Losses and loss expenses	7,351	7,070	8,571
Life and annuity benefits	168	123	143
Policy acquisition costs	1,771	1,715	1,663
Administrative expenses	1,455	1,456	1,261
Interest expense	175	176	174
Other (income) expense	81	(35)	(25)
Total expenses	11,001	10,505	11,787
Income before income tax	3,153	2,823	1,301
Income tax expense	575	522	273
Cumulative effect of a change in accounting principle	–	4	–
Net income	$2,578	$2,305	$1,028

Net premiums written, which reflect the premiums we retain after purchasing reinsurance protection, decreased slightly in 2007, compared with 2006. During 2007, we experienced competitive conditions, particularly in our Global Reinsurance segment, offset by favorable foreign exchange impact and growth in our international A&H business. Our ACE USA operations reported modest growth driven primarily by specialty casualty and energy lines as well as professional risk and a large assumed portfolio contract. ACE Westchester Specialty (ACE Westchester) reported a decrease in production due to very competitive conditions on P&C lines. Net premiums written increased two percent in 2006, compared with 2005. The increase was primarily driven by production gains in many of ACE USA’s and ACE Westchester’s businesses, A&H growth at ACE International, and increased rates on short-tail lines at ACE Global Markets. These increases were partially offset by a decline in international financial solutions business, which we have ceased writing. The 2005 year was impacted by net catastrophe-related reinstatement premiums, which reduced net premiums written and earned by $68 million.

The following table provides a consolidated breakdown of net premiums earned by line of business for the years ended December 31, 2007, 2006, and 2005.

(in millions of U.S. dollars)	2007	% of total	2006	% of total	2005	% of total
Property and all other	$3,787	31%	$3,618	31%	$3,560	30%
Casualty	6,464	52%	6,506	55%	6,698	57%
Personal accident (A&H)	1,678	14%	1,427	12%	1,242	11%
Total P&C	11,929	97%	11,551	98%	11,500	98%
Life	368	3%	274	2%	248	2%
Net premiums earned	$12,297	100%	$11,825	100%	$11,748	100%

Net premiums earned reflect the portion of net premiums written that were recorded as revenues for the period as the exposure period expires. Net premiums earned increased four percent in 2007, compared with 2006. This increase was primarily related to increased production at ACE USA and ACE International as well as our life operations, partially offset by decreased production at our Global Reinsurance segment. Net premiums earned were stable in 2006, compared with 2005 as increases in A&H were offset by significant decreases in financial solutions business, which we have ceased writing.

Net investment income increased 20 percent in 2007, compared with 2006, and 27 percent in 2006, compared with 2005. These increases were primarily due to investment of positive operating cash flows and net proceeds from our approximately $1.5 billion public offering in October 2005, which have resulted in a higher overall average invested asset base.

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

The following table shows our consolidated loss and loss expense ratio, policy acquisition ratio, administrative expense ratio, and combined ratio for the years ended December 31, 2007, 2006, and 2005.

	2007	2006	2005
Loss and loss expense ratio	61.6%	61.2%	74.5%
Policy acquisition cost ratio	14.5%	14.6%	14.2%
Administrative expense ratio	11.8%	12.3%	10.8%
Combined ratio	87.9%	88.1%	99.5%

The following table shows the impact of catastrophe losses and prior period development on our loss and loss expense ratio for the years ended December 31, 2007, 2006, and 2005.

	2007	2006	2005
Loss and loss expense ratio, as reported	61.6%	61.2%	74.5%
Catastrophe losses	(1.3)%	(0.1)%	(11.4)%
Prior period development	1.8%	0.1%	(0.7)%
Loss and loss expense ratio, adjusted	62.1%	61.2%	62.4%

We recorded $159 million in net catastrophe losses in 2007, compared with $17 million in 2006, and $1.4 billion in 2005. For 2007, our catastrophe losses were primarily related to floods in the U.K., Australia, and the U.S. and also include the impact of European windstorm Kyrill. In 2005, the catastrophe losses were primarily associated with Hurricanes Katrina, Rita, and Wilma.

Prior period development arises from changes to loss estimates recognized in the current year that relate to loss reserves first reported in previous calendar years and excludes the effect of losses from the development of earned premium from previous accident years. We experienced $217 million of net favorable prior period development in 2007. This compares with $12 million of net favorable prior period development in 2006, and $86 million of net adverse prior period development in 2005. The favorable prior period development in 2007 was the net result of several underlying favorable and adverse movements; refer to “Prior Period Development”. Our loss and loss expense ratio was negatively impacted by an increase in current year accident losses, reflecting current market conditions.

Our policy acquisition costs include commissions, premium taxes, underwriting, and other costs that vary with, and are primarily related to, the production of premium. Administrative expenses include all other operating costs. For 2007, our policy acquisition cost ratio was stable. A&H business typically incurs higher acquisition costs relative to other lines, and therefore, our growth in this area has had a negative impact on our policy acquisition cost ratio. This increasing trend on our policy acquisition costs was offset in 2007 by reduced ceding commission at ACE Tempest Re USA. Our policy acquisition cost ratio increased in 2006 primarily due to changes in business mix and the favorable impact in 2005 of net premiums earned on multi-year contracts in connection with the significant 2005 catastrophe losses which, generally, did not incur acquisition costs.

Our administrative expenses in 2007 were stable compared with 2006, despite an adverse impact of foreign exchange. We continue to focus on reducing expenses where possible. Our administrative expense ratio decreased in 2007, compared with 2006, due to the increase in net premiums earned. For 2006, the administrative expense ratio increased, compared with 2005, primarily due to global expansion, including staff additions and infrastructure enhancements at ACE USA, ACE Westchester, ACE Life, and ACE International. Administrative expenses in 2006 also include $80 million related to the settlement with certain governmental agencies from their investigations of various insurance industry practices. For 2005, administrative expenses were reduced by the release of an accrual in Insurance – North American and higher net profits from ACE USA’s ESIS (claims services) operation, which we include in administrative expenses.

Our effective income tax rate, which we calculate as income tax expense divided by income before income tax, is dependent upon the mix of earnings from different jurisdictions with various tax rates. A change in the geographic mix of earnings would change the effective income tax rate. Our effective tax rate on net income was 18 percent in 2007 and 2006, compared with 21 percent in 2005. We decreased our liability for unrecognized tax benefits in the amount of $39 million in 2007 due primarily to a change in tax regulation. In 2005, a substantial portion of our catastrophe losses occurred in jurisdictions where we do not incur income tax, causing our income to decline without a commensurate decrease in income tax expense.

The growth in our net income in 2007, compared with 2006, is reflective of the strength, diversity, and balance in our organization. All of our segments contributed to our net income.

Prior Period Development

The favorable prior period development of $217 million during the year ended December 31, 2007, was the net result of several underlying favorable and adverse movements. In the sections following the table below, significant prior period movements within each reporting segment are discussed in more detail.

The following table summarizes prior period development, (favorable) and adverse, by segment and claim-tail attribute for the years ended December 31, 2007 and 2006. Note that short-tail as used here includes the previously reported categories of short-tail and specialty.

(in millions of U.S. dollars, except for percentages)	Long-tail	Short-tail	Total	% of net unpaid reserves*
2007
Insurance – North American	$39	$(30)	$9	0.1%
Insurance – Overseas General	(53)	(139)	(192)	3.2%
Global Reinsurance	13	(47)	(34)	1.3%
Total	$(1)	$(216)	$(217)	1.0%
2006
Insurance – North American	$60	$5	$65	0.5%
Insurance – Overseas General	20	(92)	(72)	1.3%
Global Reinsurance	(3)	(2)	(5)	0.2%
Total	$77	$(89)	$(12)	0.1%

* Calculated based on the segment beginning of period net unpaid loss and loss expense reserves.

Insurance – North American

Insurance – North American incurred net adverse prior period development of $9 million in 2007, representing 0.1 percent of the segment’s net unpaid loss and loss expense reserves at December 31, 2006. The net prior period development in 2007 was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

• Net adverse development of $39 million on long-tail business including:

• Adverse development of $21 million due to an adjustment made in 2006 relating to IBNR reserves on commuted ceded reinsurance contracts, identified and resolved during 2007;

• Adverse development of $33 million on two related specialty claims from a runoff financial guaranty program affecting accident year 2000 due to adverse judicial rulings rendered during the 2007 calendar year;

• Adverse development on our estimates of future allocated claims expense on two separate portfolios of workers’ compensation insurance totaling $28 million. This change in estimate affected our national accounts workers’ compensation business (principally accident years 2002-2004) and a runoff portfolio of workers’ compensation servicing carrier business (covering accident years 1996 and prior). For the national accounts business, the change was principally in our high deductible portfolio. Based on analyses completed during 2007, we have increased our tail factor for allocated loss adjustment expenses (ALAE) as well as our ratios of ALAE to loss used in our projection methodologies. Small movements in these assumptions produce a leveraged increase in the loss estimates across a number of accident years;

• Adverse development on our estimates of ultimate loss on a collection of runoff professional liability and medical programs totaling $20 million. These increases were the direct result of a review of all open claims that was completed during 2007. This claims review identified a number of cases where adverse change in facts and circumstances led to a significant deviation from our estimates of ultimate claim value;

• Favorable development in our estimate of ultimate loss and ALAE of $18 million in our surety business. This improvement was heavily concentrated in the 2005 and 2006 accident years. In the 2007 calendar year, the level of late reported claims and development on known claims for this portfolio was significantly below historical levels for this line of business resulting in a reduction in all loss projection methods;

• Favorable development on our national accounts casualty business, primarily general liability, of $21 million for the 2002-2004 accident years. Development on these portfolios continues to be favorable relative to the original assumptions used to price the products. Actual paid and incurred loss activity in 2007 has been lower than assumed in our prior projections and we have modified our estimates accordingly; and

• Favorable development of $25 million on our foreign casualty portfolio for the 2004 and prior accident years. This is partly due to an adjustment for a reserve established in 2006 for a single large claim, but also due to low levels of reported and paid loss activity on our foreign captive business. This particular line has net exposure on a per occurrence basis excess of high deductibles/self-insured retentions and an aggregate basis excess of an aggregate attachment point. Expected loss emergence patterns used in our 2006 review projected higher loss development for the 2004 and prior accident years than emerged during 2007 prompting a reduction in our projection of ultimate losses.

• Net favorable development of $30 million on short-tail business including:

• Adverse development totaling $115 million relating to increases in our estimates of loss for the 2005 storms primarily in our ACE Westchester operation but also some modest development in our offshore energy business. This development was due primarily to a relatively small number of losses on excess policies with large exposed limits. These losses reached settlement during 2007 for amounts in excess of our case reserves prompting adjustments to our projections of ultimate losses. The claims handling associated with the 2005 hurricanes has involved complex and unique causation and coverage issues. These issues continue to be present and may have a further material adverse impact on our financial results;

• Favorable development of $33 million on ACE Westchester crop/hail business. This was the direct effect of recording the final settlement of the 2006 pool year from the bordereau received during the 2007 calendar year;

• Favorable development of $52 million in our workers’ compensation business due to the absence of multi-claimant events such as industrial accidents for the 2006 accident year. The majority of our exposure for these perils falls under our national accounts high deductible line of business. We evaluate this exposure annually after the accident year has closed allowing for the late identification of significant losses. Our review in 2007 of potential 2006 accident year losses has led to a decrease in our estimate of the required provision for these claims;

• Favorable development in our estimates of ultimate losses for first party lines including property and auto physical damage in our ACE Canada operations totaling $18 million, affecting primarily the 2006 accident year. Incurred loss development during calendar year 2007 on the 2006 accident year was lower than historical averages which formed the basis for our prior projections. Given the relatively short reporting pattern for this business, the actual loss emergence was assigned credibility and the ultimate loss estimates revised accordingly;

• Favorable development in our estimates of ultimate loss of $19 million on our Canadian A&H portfolio. We have limited historical experience for this product line. Losses were originally recorded using an expected loss ratio method. Actual loss emergence in calendar year 2007 has proven to be more favorable than our prior projections. Given the relatively short reporting pattern for this business, the actual loss emergence was assigned credibility and the ultimate loss estimates revised accordingly; and

• Favorable development in our estimates of ultimate loss of $28 million on short tail, non-catastrophe losses in our ACE Westchester property and inland marine product lines. Attritional incurred loss activity on the 2005 and 2006 accident years in the 2007 calendar year was lower than historical averages which formed the basis for our prior projections.

Insurance – North American incurred net adverse prior period development of $65 million in 2006, representing 0.5 percent of the segment’s net unpaid loss and loss expense reserves at December 31, 2005. The net prior period development in 2006 was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

• Net adverse development of $60 million on long-tail business including:

• Adverse development of $57 million on a small number of run-off portfolios in the U.S. with predominantly middle market workers’ compensation exposures from accident years 1996 and prior. In 2006, we lengthened the selected tail factors due to an increasing trend observed in industry statistics published in 2006, and a modest deterioration in our claims experience related to the medical cost component of individual claims that emerged since the prior study;

• Adverse development of $42 million on the ACE Bermuda D&O book from report years 2000-2002 driven by case estimate increases on large claims following significant events in the mediation process during 2006, including increased plaintiff demands, settlement conferences, and court proceedings;

• Favorable development of $29 million on the ACE Bermuda excess liability book driven by the settlement of a single claim in 2006 from the 1991 report year on terms more favorable than the assumptions used to establish the reserve. The reserve was released following receipt of the ruling’s terms in 2006; and

• Favorable development of $13 million on large national account workers’ compensation business written by ACE USA. We observed reported claims frequency in 2006 lower than anticipated.

• Net adverse development of $5 million on short-tail business including:

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

• Favorable development on ACE Westchester’s crop/hail business of $60 million due to recording of the final settlement of the 2005 crop results. In line with normal practice for this type of business, ACE did not receive final loss reports for the 2005 year until 2006. Therefore, the prior period movements were direct results of the loss amounts within the initial and final loss reports issued during the first and second quarters of 2006 being lower than our preliminary estimates;

• Favorable development of $51 million on ACE USA’s workers’ compensation short-tail catastrophe and industrial accident exposure arising from 2004 and 2005 accident years, due to favorable trends in reported loss development. For the 2004 and 2005 accident years, claims arising from industrial or travel accidents trended favorably in 2006 relative to how earlier accident years had developed at the same period of maturity; and

• Net favorable development of $46 million related to the 2004 and 2005 accident years. This favorable activity was primarily in our aerospace and surety lines of business. Both of these businesses are relatively new, in that as recently as 2002 our premium volume was minimal and we have grown these businesses significantly since then. During 2006, we concluded the loss experience had become sufficiently credible, due to the degree of elapsed time, for us to begin to consider loss based projection methods which resulted in favorable prior loss development of $14 million and $18 million, respectively.

We experienced $103 million of net adverse prior period development in 2005, representing 0.9 percent of the segment’s net unpaid loss and loss expense reserves at December 31, 2004.

Insurance – Overseas General

Insurance – Overseas General experienced net favorable prior period development of $192 million in 2007, representing 3.2 percent of the segment’s net unpaid loss and loss expense reserves at December 31, 2006. The net prior period development for 2007 was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

• Net favorable development of $53 million on long-tail lines of business including:

• Net favorable development of $33 million in the 2006 and prior accident years for Insurance – Overseas General long-tail lines, primarily casualty and financial lines. This favorable prior period development was in response to the annual review of long-tail lines completed during the year. There was $23 million of net favorable development for Insurance – Overseas General on the 2003-2005 accident years driven by reductions in loss development method indications and greater credibility being assigned to Bornhuetter-Ferguson projections versus expected loss ratio methods. This shift in credibility weighting between reserving methods is common practice and allows for greater recognition of actual loss emergence as accident years mature;

• Net favorable development of $20 million as a result of an update of the detailed annual evaluation of the excess exposures in Insurance – Overseas General which comprised strengthening of $89 million in accident years 2003 and prior, and $45 million in accident year 2006, and a release of $154 million in accident years 2004 and 2005; and

• Adverse development of $11 million in ACE Global Markets’ long-tail professional lines, primarily in years of account 1999-2003. This adverse prior period development was largely in response to claims department recommendations on three accounts based on updated information received during the course of claim settlement in calendar year 2007.

• Net favorable development of $139 million on short-tail lines of business including:

• Favorable development of $84 million on short-tail property and fire lines primarily in the 2006 accident year in ACE International. The favorable development during the past year was due in large part to shifting credibility away from Bornhuetter-Ferguson methods and relying more heavily on loss development patterns as case incurred loss became a more accurate predictor of ultimate loss. This shift in credibility tended to reduce indicated ultimate losses since, with hindsight, our initial expected loss ratios have proven to be conservative;

• Favorable development of $13 million on 2005 hurricane losses in ACE Global Markets. This adjustment was due to the fact that after 24 months of development, it was concluded that there would be no new reported claims;

• Favorable development of $30 million on specialty A&H primarily in the 2005 and 2006 accident years in ACE Europe. This favorable prior period development followed the completion of the regular reserve review and was driven by better than expected loss experience relative to prior reserving assumptions. The favorable experience arose in direct marketing A&H businesses across several countries with no particular underlying claim or loss emergence trend identifiable;

• Favorable development of $28 million on specialty marine, primarily in the 2005 and 2006 accident years in both ACE International and ACE Global Markets. This favorable prior period development was largely in response to claims department recommendations on several large claims based on updated information received during claim settlement in calendar year 2007; and

• Adverse development of $9 million on specialty consumer lines, primarily in accident year 2006. This adverse development was primarily driven by further deterioration of ACE International’s homeowner’s warranty business in Norway. The indicated ultimate loss was revised upwards in 2007 in response to several key claim metrics underlying the reserve estimate: number of reopened claims, loss adjustment expenses, and frequency and severity of late reported claims.

Insurance – Overseas General experienced net favorable prior period development of $72 million in 2006, representing 1.3 percent of the segment’s net unpaid loss and loss expense reserves at December 31, 2005. The net prior period development for 2006 was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

• Net adverse development of $20 million on long-tail lines of business including:

• Adverse development of $29 million on the ACE Global Markets’ professional lines portfolio. In 2006, we continued to experience greater than expected reported loss activity related to years of account 2003 and prior, largely from claims related to corporate failures, allegations of management misconduct, and accounting irregularities. As a result, we have increased the expected ultimate loss ratios for these years in response to updated claim and legal information received in 2006 on specific cases;

• Adverse development of $14 million on asbestos liabilities, excluding a provision for uncollectible reinsurance, resulting from the completion of our annual analysis of our international A&E exposures by a joint legal and actuarial team during the fourth quarter of 2006; and

• Net favorable development of $23 million on ACE International’s non-A&E exposures from the 2002-2004 accident years. This movement was driven by continued favorable loss emergence, most notably on the U.K. casualty and Asia Pacific financial lines portfolios, as a result of favorable severity trends in 2006.

• Net favorable development of $92 million on short-tail lines of business including:

• Net favorable development of $111 million on short-tail property and fire lines, mainly related to accident years 2004 and 2005. The favorable development in 2006 was driven by lower than anticipated frequency and severity of late reported property claims that emerged during 2006, and favorable development and settlement of several previously reported large losses; and

• Net adverse development of $19 million on other short-tail business including aviation, A&H, marine, consumer lines, and political risk. Most of the adverse development was driven by higher than expected loss activity in 2006 at ACE Global Markets, primarily on accident years 2002 and prior.

We experienced $5 million of net adverse development in 2005, representing 0.1 percent of the segment’s net unpaid loss and loss expense reserves at December 31, 2004.

Global Reinsurance

Global Reinsurance experienced net favorable prior period development of $34 million in 2007, representing 1.3 percent of the segment’s net unpaid loss and loss expense reserves at December 31, 2006. The net prior period development recorded in 2007 was the net result of several underlying favorable and adverse movements. The largest adverse movement was related to long-tail lines of business for ACE Tempest Re USA of $13 million mainly as a result of higher than expected claims reported over the last few quarters primarily in the treaty years 2000-2005 for casualty and workers’ compensation business on several accounts. Favorable movements of $47 million largely related to claim closings on short-tail property and other short-tail lines of business primarily from treaty years 2005 and prior were recorded in 2007.

Global Reinsurance experienced net favorable prior period development of $5 million in 2006, representing 0.2 percent of the segment’s net unpaid loss and loss expense reserves at December 31, 2005. The net prior period development in 2006 was the net result of several underlying favorable and adverse movements. The largest adverse movement was related to catastrophes from the 2005 accident year of $29 million as a result of increased loss reports from cedants. Favorable movements largely related to property business from accident years prior to 2005 and a number of small movements on different specialty portfolios.

We experienced $22 million of net favorable prior period development in 2005, representing 1.4 percent of the segment’s net unpaid loss and loss expense reserves at December 31, 2004.

Segment Operating Results – Years Ended December 31, 2007, 2006, and 2005

The discussions that follow include tables, which show our segment operating results for the three years ended December 31, 2007, 2006, and 2005. In presenting our segment operating results, we have discussed our performance with reference to underwriting results, which is a non-GAAP measure. We consider this measure, which may be defined differently by other companies, to be important in understanding our overall results of operations. Underwriting results are calculated by subtracting losses and loss expenses, life and annuity benefits, policy acquisition costs, and administrative expenses from net premiums earned. We use underwriting results and operating ratios to monitor the results of our operations without the impact of certain factors, including net investment income, other (income) expense, interest expense, income tax expense, and net realized gains (losses). We believe the use of these measures enhances the understanding of our results of operations by highlighting the underlying profitability of our insurance and reinsurance businesses. Underwriting results should not be viewed as a substitute for measures determined in accordance with GAAP.

We operate through the following business segments: Insurance – North American, Insurance – Overseas General, Global Reinsurance, and Life Insurance and Reinsurance. For more information on each of our segments refer to “Segment Information”, under Item 1.

Insurance – North American

The Insurance – North American segment comprises our P&C operations in the U.S., Canada, and Bermuda. This segment includes the operations of ACE USA (including ACE Canada), ACE Westchester, ACE Bermuda, and various run-off operations, including Brandywine Holdings Corporation (Brandywine Holdings).

(in millions of U.S. dollars)	2007	2006	2005
Net premiums written	$5,833	$5,940	$5,803
Net premiums earned	6,007	5,719	5,730
Losses and loss expenses	4,269	4,026	4,577
Policy acquisition costs	515	530	503
Administrative expenses	530	502	427
Underwriting income	693	661	223
Net investment income	1,034	876	698
Net realized gains (losses)	125	(83)	15
Other (income) expense	11	(2)	18
Income tax expense	468	352	235
Net income	$1,373	$1,104	$683
Loss and loss expense ratio	71.1%	70.4%	79.9%
Policy acquisition cost ratio	8.6%	9.2%	8.8%
Administrative expense ratio	8.8%	8.8%	7.4%
Combined ratio	88.5%	88.4%	96.1%

Net premiums written for the Insurance – North American segment decreased two percent in 2007, compared with 2006. This decrease was primarily due to a decline in new and renewal business at ACE Westchester, our wholesale operation, which experienced very competitive conditions on P&C lines. ACE Westchester also reported a decrease in retention of gross premiums written, primarily due to changes in business mix. ACE Bermuda reported a decrease in net premiums written primarily due to a decline in assumed loss portfolio business as well as excess liability and professional lines, partially offset by an increase in political risk writings in 2007, compared with 2006. ACE USA, this segment’s U.S.-based retail division, reported modest growth driven primarily by specialty casualty and energy lines as well as professional risk and a large assumed portfolio contract. These increases were partially offset by declines in production in ACE USA’s large account risk management unit and the curtailment of middle market workers’ compensation writings in response to unfavorable market conditions. Net premiums written increased two percent in 2006 compared with 2005. This increase was primarily driven by ACE USA which reported growth across many lines, including commercial property, energy, aerospace, and financial solutions. ACE Bermuda reported a significant decline in its financial solutions business as net premiums written in 2005 were bolstered by catastrophe-related reinstatement premiums on multi-year contracts. ACE Westchester reported modest growth driven primarily by primary and excess casualty, inland marine, environmental, and professional risk business.

The following two tables provide a line of business and entity/divisional breakdown of Insurance – North American’s net premiums earned for the years ended December 31, 2007, 2006, and 2005.

(in millions of U.S. dollars)	2007	% of total	2006	% of total	2005	% of total
Line of Business
Property and all other	$1,462	24%	$1,289	22%	$1,249	22%
Casualty	4,298	72%	4,228	74%	4,299	75%
Personal accident (A&H)	247	4%	202	4%	182	3%
Net premiums earned	$6,007	100%	$5,719	100%	$5,730	100%
Entity/Division
ACE USA	$4,196	70%	$3,795	66%	$3,666	64%
ACE Westchester	1,420	24%	1,465	26%	1,385	24%
ACE Bermuda	391	6%	459	8%	679	12%
Net premiums earned	$6,007	100%	$5,719	100%	$5,730	100%

ACE USA’s net premiums earned increased 11 percent in 2007, compared with 2006. The increase was primarily driven by the assumed loss portfolio contract noted above, as well as new business in the energy unit, and growth in specialty casualty lines, including professional risk, umbrella excess, custom casualty, and environmental. ACE USA’s curtailment of middle market worker’s compensation business partially offset these increases. ACE USA’s net premiums earned increased four percent in 2006, compared with 2005. This increase was primarily driven by growth in specialty casualty and commercial property lines.

ACE Westchester’s net premiums earned decreased three percent in 2007, compared with 2006. This decrease was primarily due to lower production in casualty lines resulting from more competitive market conditions, partially offset by increased crop/hail business, which benefited from higher commodity prices. ACE Westchester’s net premiums earned increased six percent in 2006, compared with 2005. This increase was primarily driven by increased primary and excess casualty, inland marine, environmental and professional risk business and also the negative impact of catastrophe-related reinstatement premiums on the 2005 year.

ACE Bermuda’s net premiums earned decreased 15 percent in 2007, compared with 2006. The decrease was primarily due to our curtailment of financial solutions business in 2006. ACE Bermuda’s net premiums earned decreased 32 percent in 2006, compared with 2005. This decrease was a result of the decline in financial solutions business, including the positive impact on the prior year of catastrophe-related reinstatement premiums on multi-year contracts.

Insurance – North American’s loss and loss expense ratio increased in 2007, compared with 2006. The following table shows the impact of catastrophe losses and prior period development on our loss and loss expense ratio for the years ended December 31, 2007, 2006, and 2005.

	2007	2006	2005
Loss and loss expense ratio, as reported	71.1%	70.4%	79.9%
Catastrophe losses	(0.3)%	–	(8.9)%
Prior period development	(0.2)%	(1.2)%	(1.8)%
Loss and loss expense ratio, adjusted	70.6%	69.2%	69.2%

Insurance – North American’s catastrophe losses were $16 million in 2007, compared with $nil in 2006, and $557 million in 2005. Current year catastrophe losses were primarily associated with floods in the U.S. Catastrophe losses in 2005 were significant and included losses from Hurricanes Katrina, Rita, and Wilma. Insurance – North American incurred net adverse prior period development of $9 million in 2007. This compares with net adverse prior period development of $65 million and $103 million in 2006 and 2005, respectively. Refer to “Prior Period Development” for more information. Insurance – North

American’s loss and loss expense ratio was negatively impacted by an increase in current year accident losses, reflecting current market conditions.

Insurance – North American’s policy acquisition cost ratio decreased in 2007 compared with 2006. The decrease was primarily related to reductions in the policy acquisition cost ratio at ACE USA and ACE Westchester. For ACE USA, the decline reflects higher ceding commissions as well as lower premium taxes due to reassessment of obligations for premium-based assessments and guaranty funds. In addition, the assumed loss portfolio transfer contract, noted above, incurred low acquisition costs, which is typical for these transactions. For ACE Westchester, the decline in the policy acquisition cost ratio was primarily due to lower profit share commissions on crop business in 2007, compared with 2006. Insurance – North American’s policy acquisition cost ratio increased in 2006, compared with 2005, which benefited from premiums earned on multi-year contracts which generally do not incur acquisition costs.

Administrative expenses increased in 2007, compared with 2006. This increase was primarily due to increased staffing costs at ACE USA, as well as a $15 million decrease in net profits for ACE USA’s ESIS operation (third party claim services), which we include in administrative expenses. The administrative expense ratio was stable in 2007, compared with 2006, as net premiums earned increased. Administrative expenses increased in 2006, compared with 2005 as the 2005 year was favorably impacted by the reduction of $42 million in various accruals determined not to be needed. Additionally, net profits for ACE USA’s ESIS operation were $14 million lower in 2006, compared with 2005.

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

(in millions of U.S. dollars)	2007	2006	2005
Net premiums written	$4,568	$4,266	$4,195
Net premiums earned	4,623	4,321	4,239
Losses and loss expenses	2,420	2,259	2,583
Policy acquisition costs	963	856	836
Administrative expenses	669	609	566
Underwriting income	571	597	254
Net investment income	450	370	319
Net realized gains (losses)	(69)	(16)	51
Other (income) expense	(20)	10	16
Income tax expense	183	206	107
Net income	$789	$735	$501
Loss and loss expense ratio	52.4%	52.3%	60.9%
Policy acquisition cost ratio	20.8%	19.8%	19.7%
Administrative expense ratio	14.5%	14.1%	13.4%
Combined ratio	87.7%	86.2%	94.0%

Insurance – Overseas General’s net premiums written increased seven percent in 2007, compared with 2006. Foreign exchange impact on ACE International’s results accounted for most of this increase as both the euro and the pound sterling strengthened significantly relative to the U.S. dollar during 2007 (refer to the table below for impact of foreign exchange on net premiums written and earned). ACE International reported growth in A&H business in virtually all of its regions of operation, particularly in Latin America, Europe, and Asia Pacific. On the P&C side, growth in continental Europe was more than offset by a decline in net premiums written in the U.K. and Asia Pacific due to competitive conditions for new accounts and adverse pricing on renewal business. ACE Global Markets reported increased reinsurance costs combined with rate decreases due to competition in aviation, property, and financial lines, partially offset by increased production in energy, political risk, and A&H lines. Insurance – Overseas General’s net premiums written increased two percent in 2006, compared with 2005. The 2005 year was impacted by catastrophe-related reinstatement premiums, which reduced net premiums written and earned by $38 million, primarily at ACE Global Markets.

The following two tables provide a line of business and entity/divisional breakdown of Insurance – Overseas General’s net premiums earned for the years ended December 31, 2007, 2006, and 2005.

(in millions of U.S. dollars)	2007	%of total	2006	% of total	2005	% of total
Line of Business
Property and all other	$1,697	37%	$1,617	37%	$1,609	38%
Casualty	1,495	32%	1,479	34%	1,570	37%
Personal accident (A&H)	1,431	31%	1,225	29%	1,060	25%
Net premiums earned	$4,623	100%	$4,321	100%	$4,239	100%
Entity/Division
ACE Europe	$1,999	43%	$1,819	42%	$1,865	44%
ACE Asia Pacific	631	14%	590	14%	545	13%
ACE Far East	365	8%	361	8%	378	9%
ACE Latin America	633	14%	521	12%	416	10%
ACE International	3,628	79%	3,291	76%	3,204	76%
ACE Global Markets	995	21%	1,030	24%	1,035	24%
Net premiums earned	$4,623	100%	$4,321	100%	$4,239	100%

Insurance – Overseas General reported a seven percent increase in net premiums earned in 2007, compared with 2006. This increase was primarily driven by a favorable foreign exchange impact on ACE International business. Net premiums earned for this segment increased two percent in 2006, compared with 2005. In 2006, this segment experienced growth in A&H business, offset by weakening market conditions for P&C business and higher reinsurance costs. Additionally, 2005 was impacted by catastrophe-related reinstatement premiums of $38 million.

ACE International’s net premiums earned increased 10 percent in 2007, compared with 2006, primarily due to the impact of foreign exchange. This segment continues to grow its A&H business which has offset weak market conditions for U.K. and Asia Pacific P&C business, and higher reinsurance costs for certain lines. ACE Asia Pacific and ACE Latin America reported increases in net premiums earned primarily driven by solid growth in A&H business. These regions have been successfully utilizing unique and innovative distribution channels to grow their A&H customer base. ACE International reported a three percent increase in net premiums earned in 2006, compared with 2005. This increase was primarily driven by growth of A&H business, partially offset by weakness in P&C lines in the U.K.

ACE Global Markets’ net premiums earned decreased three percent in 2007, compared with 2006. This decrease was primarily due to decreased production, higher reinsurance costs, and changes in business mix, specifically the growth of energy lines which earn over a longer period than other types of business. Net premiums earned for ACE Global Markets were stable in 2006, compared with 2005, as the decrease in catastrophe-related reinstatement premiums was offset by higher reinsurance costs in 2006, particularly on aviation, energy, property, and marine lines.

Insurance – Overseas General conducts business internationally and in most major foreign currencies. The following table summarizes the approximate effect of changes in foreign currency exchange rates on the growth of net premiums written and earned for the years ended December 31, 2007 and 2006.

	2007	2006
Net premiums written:
Growth in original currency	0.6%	2.7%
Foreign exchange effect	6.5%	(1.0)%
Growth as reported in U.S. dollars	7.1%	1.7%
Net premiums earned:
Growth in original currency	0.7%	2.3%
Foreign exchange effect	6.3%	(0.4)%
Growth as reported in U.S. dollars	7.0%	1.9%

The following table shows the impact of catastrophe losses and prior period development on our loss and loss expense ratio for the years ended December 31, 2007, 2006, and 2005.

	2007	2006	2005
Loss and loss expense ratio, as reported	52.4%	52.3%	60.9%
Catastrophe losses	(2.0)%	(0.1)%	(5.2)%
Prior period development	4.2%	1.7%	(0.1)%
Loss and loss expense ratio, adjusted	54.6%	53.9%	55.6%

Net catastrophe losses for 2007 were $94 million, compared with $3 million and $201 million in 2006 and 2005, respectively. In 2005, the catastrophe losses were primarily associated with Hurricanes Katrina, Rita, and Wilma. Insurance – Overseas General incurred net favorable prior period development of $192 million and $72 million in 2007 and 2006, respectively. This compares with net adverse prior period development of $5 million in 2005. Refer to “Prior Period Development” for more information.

Insurance – Overseas General’s policy acquisition cost ratio has increased over the last three years primarily due to changes in business mix at ACE International, specifically the growth of A&H business, which typically attracts higher commission rates than other business. The increasing impact on policy acquisition costs from A&H growth was partially offset by increased ceding commissions on political, financial, and energy lines at ACE Global Markets. Insurance – Overseas General’s administrative expense ratio increased in 2007, compared with 2006, primarily due to the impact of foreign exchange. Additionally, ACE International reported increased costs associated with its entrance into emerging markets, specifically Eastern Europe and the Middle East, and in support of A&H growth at Asia Pacific. The increase in 2006, compared with 2005, was primarily due to investments in global expansion including staff additions and infrastructure enhancements at ACE International.

Global Reinsurance

The Global Reinsurance segment represents ACE’s reinsurance operations, comprising ACE Tempest Re Bermuda, ACE Tempest Re USA, ACE Tempest Re Europe, and ACE Tempest Re Canada. Global Reinsurance markets its reinsurance products worldwide under the ACE Tempest Re brand name and provides a broad range of coverages to a diverse array of primary P&C companies.

(in millions of U.S. dollars)	2007	2006	2005
Net premiums written	$1,197	$1,550	$1,546
Net premiums earned	1,299	1,511	1,531
Losses and loss expenses	664	784	1,402
Policy acquisition costs	248	303	300
Administrative expenses	64	62	60
Underwriting income (loss)	323	362	(231)
Net investment income	274	221	173
Net realized gains (losses)	21	10	(4)
Interest expense	–	–	3
Other (income) expense	4	8	11
Income tax expense	32	38	11
Net income (loss)	$582	$547	$(87)
Loss and loss expense ratio	51.1%	51.8%	91.6%
Policy acquisition cost ratio	19.1%	20.1%	19.6%
Administrative expense ratio	4.9%	4.1%	3.9%
Combined ratio	75.1%	76.0%	115.1%

Global Reinsurance’s net premiums written decreased 23 percent in 2007, compared with 2006. During 2007, Global Reinsurance experienced intense competition across all of its regions of operations, which resulted in our not renewing several large policies, as well as clients increasing their retentions. Net premiums written for the Global Reinsurance segment were stable in 2006 compared with 2005. For 2006, this segment benefited from increased rates on property catastrophe coverages following two years of unprecedented hurricane activity, partially offset by lower casualty rates in Europe, and the cancellation of a large property account in the U.S. The year ended December 31, 2005, was impacted by catastrophe-related assumed reinstatement premiums, which increased net premiums written and earned by $46 million.

The following two tables provide a line of business and entity/divisional breakdown of Global Reinsurance’s net premiums earned for the years ended December 31, 2007, 2006, and 2005.

(in millions of U.S. dollars)	2007	% of total	2006	% of total	2005	% of total
Line of Business
Property and all other	$285	22%	$354	23%	$354	23%
Casualty	671	52%	799	52%	829	54%
Property catastrophe	343	26%	358	25%	348	23%
Net premiums earned	$1,299	100%	$1,511	100%	$1,531	100%
Entity/Division
ACE Tempest Re Bermuda	$356	27%	$367	24%	$349	23%
ACE Tempest Re USA	693	53%	872	58%	887	58%
ACE Tempest Re Europe	241	19%	272	18%	295	19%
ACE Tempest Re Canada	9	1%	–	–%	–	–%
Net premiums earned	$1,299	100%	$1,511	100%	$1,531	100%

Global Reinsurance’s net premiums earned decreased 14 percent in 2007, compared with 2006. This decrease was primarily due to lower 2007 production at ACE Tempest Re Bermuda, ACE Tempest Re USA, and ACE Tempest Re Europe. ACE Tempest Re Canada commenced writing business in 2007. Global Reinsurance’s net premiums earned decreased one percent in 2006, compared with 2005, primarily due to reduced assumed reinstatement premiums at ACE Tempest Re Bermuda and ACE Tempest Re Europe and the cancellation of a large homeowner’s account at ACE Tempest Re USA.

The following table shows the impact of catastrophe losses and prior period development on our loss and loss expense ratio for the years ended December 31, 2007, 2006, and 2005.

	2007	2006	2005
Loss and loss expense ratio, as reported	51.1%	51.8%	91.6%
Catastrophe losses	(3.8)%	(0.9)%	(37.7)%
Prior period development	2.6%	0.4%	1.4%
Loss and loss expense ratio, adjusted	49.9%	51.3%	55.3%

Global Reinsurance recorded net catastrophe losses of $49 million in 2007. This compares with net catastrophe losses of $14 million and $601 million in 2006 and 2005, respectively. In 2005, the catastrophe losses were primarily associated with Hurricanes Katrina, Rita, and Wilma. Global Reinsurance incurred net favorable prior period development of $34 million in 2007. This compares with net favorable prior period development of $5 million and $22 million in 2006 and 2005, respectively. Refer to “Prior Period Development” for more information. The remaining decreases to the loss and loss expense ratio in 2006 were primarily due to favorable current accident year experience on property business and changes in business mix. In 2006, there was a greater proportion of property and property catastrophe business and pro-rata business, which generally carries a lower loss ratio than excess of loss business.

Global Reinsurance’s policy acquisition cost ratio decreased in 2007, compared with 2006, primarily due to changes in business mix, and lower ceding commissions at ACE Tempest Re USA. The policy acquisition cost ratio increased for Global Reinsurance in 2006, compared with 2005, primarily due to higher ceding commissions at ACE Tempest Re USA and the impact on the prior year of catastrophe-related assumed reinstatement premiums, which do not generate acquisition costs. Administrative expenses have been stable over the last three years. The administrative expense ratio increased over the last three years primarily due to the decrease in net premiums earned.

Life Insurance and Reinsurance

Life Insurance and Reinsurance includes the operations of ACE Tempest Life Re (ACE Life Re) and ACE International Life (ACE Life). We assess the performance of our life insurance and reinsurance business based on life underwriting income which includes net investment income.

(in millions of U.S. dollars)	2007	2006	2005
Net premiums written	$381	$274	$248
Net premiums earned	368	274	248
Life and annuity benefits	168	123	143
Policy acquisition costs	45	26	24
Administrative expenses	50	35	19
Net investment income	55	42	36
Life underwriting income	160	132	98
Net realized gains (losses)	(164)	(36)	19
Other (income) expense	1	–	–
Income tax expense (benefit)	(8)	(6)	(2)
Net income	$3	$102	$119

Life underwriting income increased 21 percent in 2007, compared with 2006, primarily due to the profitability of the Bermuda-based non-traditional reinsurance business and improvement in the profitability of run-off disability reinsurance business. Additionally, there has been a slight decline in underwriting losses at ACE Life and the U.S.-based traditional life reinsurance business due to growth in premiums and investment income during their early development. Net premiums earned overall increased 34 percent in 2007, compared with 2006. Life Insurance and Reinsurance’s administrative expenses increased primarily due to increased expenses to support business development opportunities at ACE Life and the U.S.-based traditional life reinsurance business, which was launched in 2006. Net realized gains (losses) primarily consist of changes in reported liabilities on GMIB reinsurance carried at fair value and, to a lesser extent, sales of invested assets. For 2007, substantially all of the realized loss related to an increase in reported liabilities on GMIB reinsurance resulting from adverse financial market conditions, including a reduction in long-term interest rates, and an increase in implied volatility for both equities and interest rates. Life underwriting income increased 35 percent in 2006, compared with 2005. Net premiums earned increased 10 percent primarily due to growth in variable annuity business at ACE Life Re and ACE Life’s international operations. Life and annuity benefits declined due to favorable experience on variable annuity business combined with a decrease in group long-term disability business, which typically incurs higher benefit ratios than other types of business.

Net Investment Income

(in millions of U.S. dollars)	2007	2006	2005
Fixed maturities	$1,773	$1,463	$1,170
Short-term investments	130	119	86
Equity securities	68	57	50
Other	25	26	22
Gross investment income	1,996	1,665	1,328
Investment expenses	(78)	(64)	(64)
Net investment income	$1,918	$1,601	$1,264

Net investment income is influenced by a number of factors, including the amounts and timing of inward and outward cash flows, the level of interest rates, and changes in overall asset allocation. Net investment income increased 20 percent in 2007, compared with 2006, and 27 percent in 2006, compared with 2005. The increase in net investment income is primarily due to several years of positive operating cash flows which have resulted in a higher overall average invested asset base. The investment portfolio’s average market yield on fixed maturities was 5.3 percent at December 31, 2007, compared with 5.4 percent and 5.0 percent at December 31, 2006 and 2005, respectively. The following table shows the return on average invested assets for the years ended December 31, 2007, 2006, and 2005.

(in millions of U.S. dollars)	2007	2006	2005
Average invested assets	$38,804	$34,007	$29,118
Net investment income	$1,918	$1,601	$1,264
Return on average invested assets	4.9%	4.7%	4.3%

Net Realized Gains (Losses)

We take a long-term view with our investment strategy and our investment managers manage our investment portfolio to maximize total return within certain specific guidelines designed to minimize risk. The majority of our investment portfolio is available for sale and reported at fair value. Our held to maturity investment portfolio is reported at amortized cost.

The effect of market movements on our available for sale investment portfolio impacts net income (through net realized gains (losses)) when securities are sold or when “other-than-temporary” impairments are recorded on invested assets. Additionally, net income is impacted through the reporting of changes in the fair value of derivatives, including financial futures, options, swaps, and GMIB reinsurance. Changes in unrealized appreciation and depreciation on available for sale securities, which result from the revaluation of securities held, are reported as a separate component of accumulated other comprehensive income in shareholders’ equity.

The following table presents our pre-tax net realized gains (losses) for the years ended December 31, 2007, 2006, and 2005.

(in millions of U.S. dollars)	2007	2006	2005
Fixed maturities	$(98)	$(220)	$(45)
Equity securities	162	163	76
Foreign exchange gains (losses)	4	(13)	–
Other	37	28	4
Sale of run-off reinsurance subsidiaries	–	(23)	–
Derivatives:
Equity and fixed income derivatives	(19)	(18)	12
Fair value adjustment on insurance derivatives	(147)	(15)	29
Subtotal derivatives	(166)	(33)	41
Total net realized gains (losses)	$(61)	$(98)	$76

Subject to investment guidelines approved by our Finance and Investment Committee of the Board of Directors (relating to asset classes, credit quality, and liquidity), our investment managers generally have the ability to sell securities from our available for sale investment portfolio with the concurrence of ACE management when they determine that an alternative security with comparable risks is likely to provide a higher investment return, considering the realized gain or loss on sale of the held security and differential in future investment income. Often, sales of individual securities occur when investment managers conclude there are changes in the credit quality of a particular security or, for other reasons, market value is apt to deteriorate. Further, we may sell securities when we conclude it is prudent to reduce a concentration in a particular issuer or industry. Therefore, securities sales volume may increase in a volatile credit market in which credit spreads and, thus, the market value of fixed maturity investments are subject to significant changes in a short period of time. The interest rate environment will tend to have a limited effect on securities sales volume but extreme conditions could have an effect on the magnitude of realized gains or losses. For example, in a declining interest rate environment, the market value of securities increases, resulting in a greater likelihood of net realized gains and we would, therefore, tend to reduce the average duration of our fixed maturity investment portfolio. An increasing interest rate environment would tend to have the opposite effect. The effect of a high level of realized losses or gains for a particular period will tend to be offset by increases or decreases in investment income, respectively, in subsequent periods. From a liquidity perspective, our greatest risk is that we could be forced to sell a large volume of securities at a loss (i.e., in a high interest rate environment) to meet operating needs and are, thus, unable to reinvest proceeds to recoup such losses with future investment income (Refer to “Liquidity and Capital Resources” for more information).

In 2007, we recorded net realized losses of $166 million on derivative transactions. This compares with a net realized loss of $33 million and a net realized gain of $41 million in 2006 and 2005, respectively. For a sensitivity discussion of the effect of changes in interest rates and equity indices on the fair value of derivatives and the resulting impact on our net income, refer to Item 7A.

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

The process of determining whether a decline in value is temporary or “other-than-temporary” requires considerable judgment and differs depending on whether or not the security is traded on a public market as well as by type of security. We review all of our fixed maturities and equity securities for potential impairment each quarter. Refer to Note 3 e) to the Consolidated Financial Statements, under Item 8, for criteria we consider in assessing potential impairment and for a table which summarizes all of our securities in an unrealized loss position at December 31, 2007 and 2006.

Our net realized losses in 2007 included write-downs of $141 million as a result of conditions which caused us to conclude that the decline in fair value was “other-than-temporary”. This compares with write-downs of $214 million and $88 million in 2006 and 2005, respectively. The impairments were primarily due to an increase in market interest rates from the date of security purchase and as such, were not credit-related.

A breakdown of write-downs by security type is included in Note 3 f) to the Consolidated Financial Statements, under Item 8.

Other Income and Expense Items

Years Ended December 31 (in millions of U.S. dollars)	2007	2006	2005
Equity in net (income) loss of partially-owned companies	$39	$(60)	$(60)
Minority interest (income) expense	7	8	16
Federal excise tax	18	10	7
Other	17	7	12
Other (income) expense	$81	$(35)	$(25)

Other (income) expense is primarily comprised of our equity in net income of Assured Guaranty Ltd. (included in equity in net income of partially-owned companies). During 2007, Assured Guaranty Ltd. (AGO) recorded mark to market losses in its credit derivatives portfolio, our portion of which was $122 million. These losses were reported as realized losses by AGO. Our relationship with AGO is limited to our equity investment, which had a carrying value of $392 million at December 31, 2007. We conduct no financial guaranty business directly or with AGO and we retain no financial guaranty exposures with AGO. For more information, refer to Item 1A. Risk Factors under Liquidity and Investments. Other income and expense also includes certain excise taxes incurred as a result of capital management initiatives. These transactions are considered capital in nature and are excluded from underwriting results.

Investments

Our principal investment objective is to ensure that funds are available to meet our insurance and reinsurance obligations. Within this broad liquidity constraint, the purpose of our investment portfolio’s structure is to maximize total return subject to specifically approved guidelines of overall asset classes, credit quality, liquidity, and volatility of expected returns. Our investment portfolio is invested primarily in fixed income securities with an average credit quality of AA, as rated by the independent investment rating service Standard and Poor’s (S&P). The portfolio is externally managed by independent, professional investment managers. The average duration of our fixed income securities, including the effect of options and swaps, was 3.5 years at December 31, 2007, compared with 3.3 years at December 31, 2006. We estimate that a 100 basis point (bps) increase in interest rates would reduce our book value by approximately $1.3 billion. Our “Other investments” are principally comprised of direct investments, investment funds, and limited partnerships. Our exposure to sub-prime asset backed securities was $135 million at December 31, 2007, which represented less than one percent of our investment portfolio. We do not expect any material investment loss from our exposure to sub-prime mortgages. We hold no collateralized debt obligations or collateralized loan obligations in our investment portfolio.

The following table shows the fair value and cost/amortized cost of our invested assets at December 31, 2007 and 2006.

	2007		2006
(in millions of U.S. dollars)	Fair Value	Cost/ Amortized Cost	Fair Value	Cost/ Amortized Cost
Fixed maturities available for sale	$33,184	$32,994	$28,540	$28,389
Fixed maturities held to maturity	3,015	2,987	3,015	3,047
Short-term investments	2,631	2,631	2,456	2,456
	38,830	38,612	34,011	33,892
Equity securities	1,837	1,618	1,713	1,372
Other investments	1,140	880	845	661
Total investments	$41,807	$41,110	$36,569	$35,925

The fair value of our total investments increased $5.3 billion in 2007, compared with 2006, primarily due to the investment of $4.3 billion of positive cash flows in the current period.

The following tables show the market value of our fixed maturities and short-term investments at December 31, 2007 and 2006. The first table lists investments according to type and the second according to S&P credit rating.

	2007		2006
(in millions of U.S. dollars)	Market Value	Percentage of Total	Market Value	Percentage of Total
Treasury	$1,145	3%	$1,322	4%
Agency	1,820	5%	2,207	7%
Corporate	9,015	23%	7,394	22%
Mortgage-backed securities	13,733	35%	11,346	33%
Asset-backed securities	1,150	3%	2,020	6%
Municipal	1,844	5%	809	2%
Non-U.S.	7,492	19%	6,457	19%
Short-term investments	2,631	7%	2,456	7%
Total	$38,830	100%	$34,011	100%
AAA	$24,553	63%	$22,471	66%
AA	3,747	10%	2,725	8%
A	4,590	12%	3,909	12%
BBB	3,297	8%	2,498	7%
BB	1,073	3%	943	3%
B	1,481	4%	1,365	4%
Other	89	–	100	–
Total	$38,830	100%	$34,011	100%

Municipal bond portfolio

With regard to our $1.8 billion municipal bond portfolio, financial guarantee companies insure approximately $850 million. These investments are made based on the underlying credit of the issuer and, as such, any decline in value because of a downgrade of bond insurers would be minimal. For example, without the AAA insurance guarantees, the average rating of this portfolio would fall to AA from AA+, which would result in a nominal decline in value. We would expect a similar market impact from the loss of AAA insurance guarantees on our $250 million in other investments wrapped by financial guarantors.

Mortgage-backed and asset-backed securities

Additional details on the mortgage-backed and asset-backed components of our investment portfolio at December 31, 2007, are provided below:

Mortgage-backed and Asset-backed Securities

Market Value

	S&P Credit Rating
(in millions of U.S. dollars)	AAA	AA	A	BBB	BB and below	Total
Mortgage-backed securities
Residential mortgage-backed (RMBS)
GNMA	$395	$–	$–	$–	$–	$395
FNMA	5,330	–	–	–	–	5,330
Freddie Mac	2,287	–	–	–	–	2,287
Total agency RMBS	8,012	–	–	–	–	8,012
Non-agency RMBS	3,070	11	1	12	–	3,094
Total RMBS	11,082	11	1	12	–	11,106
Commercial mortgage-backed	2,611	3	10	3	–	2,627
Total mortgage-backed securities	$13,693	$14	$11	$15	$–	$13,733
Asset-backed securities
Sub-prime	$125	$2	$8	$–	$–	$135
Credit Cards	76	–	17	8	–	101
Autos	621	27	8	–	–	656
Other	255	–	3	–	–	258
Total asset-backed securities	$1,077	$29	$36	$8	$–	$1,150

Mortgage-backed and Asset-backed Securities

Book Value

	S&P Credit Rating
(in millions of U.S. dollars)	AAA	AA	A	BBB	BB and below	Total
Mortgage-backed securities
Residential mortgage-backed (RMBS)
GNMA	$390	$–	$–	$–	$–	$390
FNMA	5,272	–	–	–	–	5,272
Freddie Mac	2,259	–	–	–	–	2,259
Total agency RMBS	7,921	–	–	–	–	7,921
Non-agency RMBS	3,066	11	1	12	–	3,090
Total RMBS	10,987	11	1	12	–	11,011
Commercial mortgage-backed	2,574	3	10	3	–	2,590
Total mortgage-backed securities	$13,561	$14	$11	$15	$–	$13,601
Asset-backed securities
Sub-prime	$135	$2	$8	$–	$–	$145
Credit Cards	74	–	17	8	–	99
Autos	619	27	7	–	–	653
Other	254	–	3	–	–	257
Total asset-backed securities	$1,082	$29	$35	$8	$–	$1,154

Below-investment grade securities

In accordance with our investment process, we invest in below-investment grade securities through dedicated investment portfolios actively managed by external investment managers that have investment professionals specifically dedicated to this asset class. At December 31, 2007, our fixed income investment portfolio included below-investment grade and non-rated securities which, in total, comprised approximately seven percent of our fixed income portfolio. We define a security as being below-investment grade if it has an S&P credit rating of BB or less. Our below-investment grade and non-rated portfolio includes approximately 800 issues, with the top 15 holdings making up approximately 12 percent of the $2.6 billion balance at December 31, 2007. The greatest single exposure in this portfolio of securities is $28 million. Below-investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss from default by the borrower is greater with below-investment grade securities. Below-investment grade securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, issuers of below-investment grade securities usually have higher levels of debt and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment grade issuers. We reduce the overall risk in the below-investment grade portfolio, as in all investments, through careful credit analysis, strict investment policy guidelines, and diversification by issuer and/or guarantor as well as by industry.

Restricted Assets

We are required to maintain assets on deposit with various regulatory authorities to support our insurance and reinsurance operations. These requirements are generally promulgated in the statutory regulations of the individual jurisdictions. The assets on deposit are available to settle insurance and reinsurance liabilities. We also utilize trust funds in certain large transactions where the trust funds are set up for the benefit of the ceding companies and generally take the place of letter of credit (LOC) requirements. We also have investments in segregated portfolios primarily to provide collateral or guarantees for LOCs and debt instruments. Refer to Notes 8 and 9 to the Consolidated Financial Statements, under Item 8, for more information.

The following table identifies the value of restricted assets at December 31, 2007 and 2006.

(in millions of U.S. dollars)	2007	2006
Deposits with U.S. regulatory authorities	$1,068	$999
Deposits with non-U.S. regulatory authorities	2,101	1,968
Assets used for collateral or guarantees	1,116	1,045
Trust funds	4,349	3,008
	$8,634	$7,020

The value of restricted assets increased 23 percent in 2007 compared with 2006, primarily due to an assumed loss portfolio contract (written during the first quarter of 2007) and the increased use of trust funds in support of U.S. managed business ceded by U.S. insurance entities of ACE USA to ACE Tempest Re Bermuda.

Reinsurance Recoverable on Ceded Reinsurance

The composition of our reinsurance recoverable at December 31, 2007 and 2006, is as follows:

(in millions of U.S. dollars)	2007	2006
Reinsurance recoverable on unpaid losses and loss expenses	$13,990	$13,903
Provision for uncollectible reinsurance on unpaid losses and loss expenses	(470)	(394)
Reinsurance recoverable on unpaid losses and loss expenses, net of a provision for uncollectible reinsurance	13,520	13,509
Reinsurance recoverable on paid losses and loss expenses	1,050	1,316
Provision for uncollectible reinsurance on paid losses and loss expenses	(216)	(255)
Reinsurance recoverable on future policy benefits	8	10
Net reinsurance recoverable	$14,362	$14,580

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

The table below presents a roll forward of our consolidated A&E loss reserves, allocated and unallocated loss expense reserves for A&E exposures, and the provision for uncollectible reinsurance for the year ended December 31, 2007.

	Asbestos		Environmental		Total
(in millions of U.S. dollars)	Gross	Net	Gross	Net	Gross	Net
Balance at December 31, 2006	$3,221	$1,611	$489	$433	$3,710	$2,044
Incurred activity	–	(6)	–	–	–	(6)
Payment activity	(284)	(115)	(71)	(40)	(355)	(155)
Foreign currency revaluation	5	2	–	–	5	2
Balance at December 31, 2007	$2,942	$1,492	$418	$393	$3,360	$1,885

The A&E net loss reserves including allocated and unallocated loss expense reserves and provision for uncollectible reinsurance at December 31, 2007, of $1.885 billion shown in the above table are comprised of $1.323 billion in reserves held by Brandywine run-off companies, $224 million of reserves held by Westchester Specialty, $169 million of reserves held by ACE Bermuda, $148 million of reserves held by Insurance – Overseas General, and $21 million of reserves held by active ACE USA companies.

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

The following table presents a roll forward of net loss reserves, allocated and unallocated loss adjustment expense reserves, and provision for uncollectible reinsurance in respect of Brandywine operations only, including the impact of the Brandywine NICO Agreement. The table presents Brandywine incurred activity for the year ended December 31, 2007.

	Brandywine			NICO Coverage(3)	Net of NICO Coverage
(in millions of U.S. dollars)	A&E(1)	Other(2)	Total
Balance at December 31, 2006	$1,503	$1,101	$2,604	$1,811	$793
Incurred activity	(8)	33	25	–	25
Payment activity	(172)	(94)	(266)	(214)	(52)
Balance at December 31, 2007	$1,323	$1,040	$2,363	$1,597	$766

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

The Brandywine A&E incurred benefit of $8 million was a result of a recovery recorded on a casualty clash reinsurance cover. The Brandywine Other incurred loss of $33 million is principally comprised of a reclassification of bad debt charges of $26 million from our active company run-off operations to Brandywine.

Reserve reviews

During 2007, we conducted an internal review of our consolidated A&E liabilities as of June 30, 2007. As a result of the internal review, we concluded that our net loss reserves for the Brandywine operations, including A&E, were adequate and, therefore, no change to the carried reserve was required. An internal review was also conducted during 2006 for our consolidated A&E liabilities as of June 30, 2006. For that review, we concluded that our net loss reserves for the Brandywine operations, including A&E, were adequate and, therefore, no change to the carried net reserve was required, while the gross loss reserves increased by approximately $210 million.

In 2006, a team of external actuaries performed an evaluation as to the adequacy of the reserves of Century. This external review was conducted in accordance with the Brandywine Restructuring Order, which requires that an external actuarial review of Century’s reserves be completed every two years. The results of the external review were addressed with the Pennsylvania Insurance Department and no changes to statutory-basis loss reserves were deemed necessary. Our A&E reserves are not discounted and do not reflect any anticipated future changes in the legal, social, or economic environment, or any benefit from future legislative reforms.

Westchester Specialty – impact of NICO contracts on ACE’s run-off liabilities

As part of the acquisition of Westchester Specialty in 1998, NICO provided a 75 percent pro-rata share of $1 billion of reinsurance protection on losses and loss adjustment expenses incurred on or before December 31, 1996, in excess of a retention of $721 million (the 1998 NICO Agreement). NICO has also provided an 85 percent pro-rata share of $150 million of reinsurance protection on losses and allocated loss adjustment expenses incurred on or before December 31, 1992, in excess of a retention of $755 million (the 1992 NICO Agreement). At December 31, 2007, the remaining unused incurred limit under the 1998 NICO Agreement was $488 million, which is only available for losses and loss adjustment expenses. The 1992 NICO Agreement is exhausted on an incurred basis.

The following table presents a roll forward of net loss reserves, allocated and unallocated loss adjustment expense reserves, and provision for uncollectible reinsurance in respect of 1996 and prior Westchester Specialty operations that are the subject business of the NICO covers. The table presents incurred activity for the year ended December 31, 2007.

	Westchester Specialty			NICO Coverage(3)	Net of NICO Coverage
(in millions of U.S. dollars)	A&E(1)	Other(2)	Total
Balance at December 31, 2006	$221	$147	$368	$327	$41
Incurred activity	–	2	2	–	2
Payment activity	3	(29)	(26)	(29)	3
Balance at December 31, 2007	$224	$120	$344	$298	$46

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

Environmental claims present exposure for remediation and defense costs associated with the contamination of property as a result of pollution. It is common, especially for larger defendants, to be named as a potentially responsible party (PRP) at multiple sites. Our environmental claim count definition is based on policyholder by site numbers. For example, if a policyholder were named as a PRP at 10 pollution sites, we would track this as 10 claim counts. In addition, should we have multiple policyholders identified as PRP’s at the same waste site, each would constitute a separate claim count.

The table below summarizes count information for asbestos and environmental claims for the years ended December 31, 2007 and 2006, for direct policies only, and excludes claims from assumed reinsurance.

	2007	2006
Asbestos (by causative agent)
Open at the beginning of year	1,391	1,349
Newly reported	87	80
Closed or otherwise disposed	309	38
Open at end of year	1,169	1,391
Environmental (by site)
Open at the beginning of year	6,424	6,902
Newly reported	206	220
Closed or otherwise disposed	1,498	698
Open at end of year	5,132	6,424

In 2007, the number of newly reported asbestos claims rose nine percent to 87, compared with 80 new claims in 2006. The total pending asbestos claims decreased 16 percent to 1,169 at December 31, 2007, compared with 1,391 at December 31, 2006. This decrease in pending claims is influenced by the number of closings during the period. This decrease in claims was attributable, in part, to the formal closing of files that had been inactive for some time. A review of the inactive files revealed that payment was no longer sought on the files, therefore, the files were closed.

In 2007, the number of newly reported environmental claims continued the decline experienced in recent years. The number of new sites in 2007 declined six percent to 206, compared with 220 in 2006. Total pending environmental claims at December 31, 2007, declined 20 percent to 5,132, compared with 6,424 at December 31, 2006. This decrease in claims was attributable, in part, to the formal closing of files that had been inactive for some time. A review of the inactive files revealed that payment was no longer sought on the files, therefore, the files were closed.

The following table shows our gross and net survival ratios for our A&E loss reserves and ALAE reserves at December 31, 2007.

	2007 Survival Ratios				2006 Survival Ratios
	3 Year		1 Year		3 Year		1 Year
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Asbestos	10.2	10.7	10.6	10.6	10.9	10.5	8.8	7.6
Environmental	4.5	6.6	5.7	9.8	4.0	6.0	5.8	6.7
Total	8.9	9.3	9.6	10.4	8.9	8.9	8.3	7.4

The net ratios reflect third party reinsurance other than the aggregate excess reinsurance provided under the NICO contracts. These survival ratios are calculated by dividing the asbestos or environmental loss and ALAE reserves by the average asbestos or environmental loss and ALAE payments for the three most recent calendar years (3 year survival ratio), and by asbestos or environmental loss and ALAE payments in 2007 (1 year survival ratio). The survival ratios provide only a very rough measure of reserve adequacy and are significantly impacted by a number of factors such as aggressive settlement practices, variations in gross to ceded relationships within the asbestos or environmental claims and levels of coverage provided. We, therefore, urge caution in using these very simplistic ratios to gauge reserve adequacy and note that the 1 year survival ratios, particularly, are likely to move considerably from year to year for the reasons just described.

Three year gross and net survival ratios remained relatively consistent with the comparable three year ratios at December 31, 2006. The 1 year net survival ratio for asbestos increased to 10.6 from 7.6 in 2006. The 2006 net 1 year survival ratio for asbestos was adversely affected by a favorable settlement that resulted in a full buyback of policy obligations on a significant account that resulted in a large increase in payments for the year.

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

The U.S.-based ACE INA companies assumed two contractual obligations in respect of the Brandywine operations in connection with the Restructuring: a dividend retention fund obligation and a surplus maintenance obligation in the form of an aggregate excess of loss reinsurance agreement. In accordance with the Brandywine restructuring order, INA Financial Corporation established and funded a dividend retention fund (the Dividend Retention Fund) consisting of $50 million plus investment earnings. The full balance of the Dividend Retention Fund was contributed to Century as of December 31, 2002. To the extent future dividends are paid by INA Holdings Corporation to its parent, INA Financial Corporation, and to the extent INA Financial Corporation then pays such dividends to INA Corporation, a portion of those dividends must be withheld to replenish the principal of the Dividend Retention Fund to $50 million within five years. In 2007, 2006, and 2005, no such dividends were paid and, therefore, no replenishment of the Dividend Retention Fund occurred. The obligation to maintain and to replenish the Dividend Retention Fund as necessary and to the extent dividends are paid is ongoing until ACE INA receives prior written approval from the Pennsylvania Insurance Commissioner to terminate the fund.

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

Effective December 31, 2004, ACE INA Holdings contributed $100 million to Century in exchange for a surplus note. After giving effect to the contribution and issuance of the surplus note, the statutory surplus of Century at December 31, 2007, was $25 million and approximately $321 million in statutory-basis losses were ceded to the Aggregate Excess of Loss Agreement. Century reports the amount ceded under the Aggregate Excess of Loss Agreement in accordance with statutory accounting principles, which differ from GAAP by, among other things, allowing Century to discount its asbestos and environmental reserves. For GAAP reporting purposes, intercompany reinsurance recoverables related to the Aggregate Excess of Loss Agreement are eliminated upon consolidation. To estimate ACE’s remaining claim exposure under the Aggregate Excess of Loss Agreement on a GAAP basis, we adjust the statutory cession to exclude the discount embedded in statutory loss reserves and we adjust the statutory provision for uncollectible reinsurance to a GAAP basis amount. At December 31, 2007, approximately $572 million in GAAP basis losses were ceded under the Aggregate Excess of Loss Agreement, leaving a remaining limit of coverage under that agreement of approximately $228 million. At December 31, 2006, the remaining limit of coverage under the agreement was $255 million. While we believe ACE has no legal obligation to fund losses above the Aggregate Excess of Loss Agreement limit of coverage, ACE’s consolidated results would nevertheless continue to include any losses above the limit of coverage for so long as the Brandywine companies remain consolidated subsidiaries of ACE.

Uncertainties relating to ACE’s ultimate Brandywine exposure

In addition to the Dividend Retention Fund and Aggregate Excess of Loss Agreement commitments described above, certain ACE entities are primarily liable for asbestos, environmental, and other exposures that they have reinsured to Century. Accordingly, if Century were to become insolvent and ACE were to lose control of Century, some or all of the recoverables due to these ACE companies from Century could become uncollectible, yet those ACE entities would continue to be responsible to pay claims to their insureds or reinsureds. Under such circumstances, ACE would recognize a loss in its consolidated statement of operations. As of December 31, 2007, the aggregate reinsurance balances ceded by the active ACE companies to Century were approximately $1.5 billion. At December 31, 2007, Century’s carried gross reserves (including reserves ceded by the active ACE companies to Century) were $3.5 billion. We believe the intercompany reinsurance recoverables, which relate to liabilities payable over many years (i.e., 25 years or more), are not impaired at this time. A substantial portion of the liabilities ceded to Century by its affiliates have in turn been ceded by Century to NICO and, as of December 31, 2007, approximately $1.6 billion of cover remains on a paid basis. Should Century’s loss reserves experience adverse development in the future and should Century be placed into rehabilitation or liquidation, the reinsurance recoverables due from Century to its affiliates would be payable only after the payment in full of certain expenses and liabilities, including administrative expenses and direct policy liabilities. Thus, the intercompany reinsurance recoverables would be at risk to the extent of the shortage of assets remaining to pay these recoverables. As of December 31, 2007, losses ceded by Century to the active ACE companies and other amounts owed to Century by the active ACE companies were approximately $523 million in the aggregate.

Sale of Certain Brandywine Companies

Refer to Note 9 i) to the Consolidated Financial Statements, under Item 8.

Catastrophe Management

We continue to closely monitor our catastrophe accumulation around the world and have significantly reduced our U.S. wind exposure since 2005. Our modeled annual aggregate 1 in 100 year return period U.S. hurricane probable maximum loss, net of reinsurance is approximately $918 million; i.e., there is a one percent chance that ACE’s losses incurred in any year from U.S. hurricanes could be in excess of $918 million (or less than six percent of our total shareholders’ equity at December 31, 2007). We estimate that at such loss levels, aggregate industry losses are approximately $133 billion. If the 2005 hurricanes were to recur, our net losses on an “as-if” basis would be 30 percent lower. ACE’s modeled losses reflect our in-force portfolio and catastrophe reinsurance program as of October 1, 2007. The modeling estimates of both ACE and industry loss levels are inherently uncertain owing to key assumptions. First, while the use of third-party catastrophe modeling packages to simulate hurricane losses is prevalent within the insurance industry, the models are reliant upon significant meteorology and engineering assumptions to estimate hurricane losses. In particular, modeled hurricane events are not always a representation of actual events and ensuing additional loss potential. Second, there is no universal standard in the preparation of insured data for use in the models and the running of the modeling software. Third, we are reliant upon third-party estimates of industry insured exposures and there is significant variation possible around the relationship between ACE’s loss and that of the industry following an event. Fourth, we assume that our reinsurance recoveries following an event are fully collectible. These loss estimates do not represent ACE’s potential maximum exposures and it is highly likely that ACE’s actual incurred losses would vary materially from the modeled estimates.

Natural Catastrophe Reinsurance Program

ACE’s core catastrophe reinsurance program provides protection against natural catastrophes impacting its primary operations (i.e., excluding assumed reinsurance) and consists of two separate towers.

First, for losses arising out of North America, our core traditional program renewed on January 1, 2008, and we purchased $123 million part of $300 million excess of $200 million in coverage and we purchased $118 million part of $200 million excess of $300 million in coverage. We also purchased $9 million part of $100 million excess of $200 million retention. The combined effect of our traditional program purchase is that we have 50 percent of $100 million excess of $200 million in coverage placed and we have 100 percent of $200 million excess of $300 million layer placed. In addition, we have purchased a reinsurance treaty that provides $100 million part of $175 million in coverage for U.S. property perils other than U.S. wind excess of $500 million. This cover essentially replaces a swap agreement that was effective at January 1, 2007, and provided us certain earthquake protection. Each program noted above has a single reinstatement available. In addition to the foregoing, we have in place a multi-year, peril specific program from a major reinsurer that is backed by their credit worthiness and the issuance of fully collateralized catastrophe bonds. Under this multi-year coverage, we have $200 million of U.S. hurricane coverage in excess of $504 million attachment point. In addition, we have purchased U.S. earthquake coverage with a territorial scope of California, the Pacific Northwest, and the central U.S. This cover is 25 percent of $200 million of loss incurred in excess of $683 million attachment point. Finally, we also purchased a combined U.S. earthquake (covering the three territories noted above) and U.S. hurricane top layer cover of $100 million part of $150 million of loss incurred in excess of an $817 million attachment point. These multi-year programs do not have a reinstatement feature. To keep the expected loss the same each year of these multi-year covers, the attachment point is adjusted annually, either up or down, based upon an independent modeling firm’s review of the exposure data underlying each program. As noted above, we did not renew the swap agreement and instead purchased a like amount of coverage in the traditional reinsurance marketplace. By way of comparison, the 2007 program has potentially approximately $36 million less in coverage for U.S. hurricane and Cal-

ifornia earthquake than the expiring program. We consider our effective retention to be approximately $250 million but this will depend upon the nature of the loss and the interplay between the underlying per risk programs and certain other coverages purchased by individual business units.

Second, for losses arising outside of North America and effective July 1, 2007, our core program is made up of two layers. We have protection of $100 million from a single catastrophic event in excess of the retention of $50 million with two reinstatements. In addition, we have another layer that provides $100 million in protection excess of $150 million with one reinstatement. There is further protection above this core program for specific geographic regions, being $100 million excess of $250 million for Asia Pacific and $150 million excess of $250 million for Europe. Each of these top layers has a single reinstatement. In addition, there are various underlying per risk and catastrophe treaties underlying the core program’s retention of $50 million. In comparison to the prior year, the core program and the specific layer for Asia Pacific were each reduced by $50 million, and the Europe specific layer was increased by $50 million.

Liquidity and Capital Resources

Liquidity

Liquidity is a measure of a company’s ability to generate cash flows sufficient to meet short-term and long-term cash requirements of its business operations. As a holding company, ACE Limited possesses assets that consist primarily of the stock of its subsidiaries and other investments. In addition to net investment income, our cash flows currently depend primarily on dividends or other statutorily permissible payments. Historically, these dividends and other payments have come from ACE’s Bermuda-based operating subsidiaries, which we refer to as our Bermuda subsidiaries.

As an insurance company, one of our principal responsibilities to our clients is to ensure that we have ready access to funds to settle large unforeseen claims. We expect that positive cash flows from operations (underwriting activities and investment income) will be sufficient to cover cash outflows under most loss scenarios through 2008. To further ensure the sufficiency of funds to settle unforeseen claims, we hold a certain amount of invested assets in cash and short-term investments and maintain available credit facilities (refer to the section entitled “Credit Facilities” below). In addition, for certain insurance, reinsurance, or deposit contracts that tend to have relatively large and reasonably predictable cash outflows, we attempt to establish dedicated portfolios of assets that are duration-matched with the related liabilities. With respect to the duration of our overall investment portfolio, we manage asset durations to both maximize return given current market conditions and provide sufficient liquidity to cover future loss payments. In a low interest rate environment, the overall duration of our fixed maturity investments tends to be shorter and in a high interest rate environment, such durations tend to be longer. Given the current low-rate environment, at December 31, 2007, the average duration of our fixed maturity investments (3.5 years) is less than the average expected duration of our insurance liabilities (3.8 years).

Despite our safeguards, if paid losses accelerated beyond our ability to fund such paid losses from current operating cash flows, we might need to either liquidate a portion of our investment portfolio or arrange for financing. Potential events causing such a liquidity strain could include several significant catastrophes occurring in a relatively short period of time or large scale uncollectible reinsurance recoverables on paid losses (as a result of coverage disputes, reinsurers’ credit problems or, decreases in the value of collateral supporting reinsurance recoverables). Additional strain on liquidity could occur if the investments sold to fund loss payments were sold at depressed prices. Because each subsidiary focuses on a more limited number of specific product lines than is collectively available from the ACE Group of Companies, the mix of business tends to be less diverse at the subsidiary level. As a result, the probability of a liquidity strain, as described above, may be greater for individual subsidiaries than when liquidity is assessed on a consolidated basis. If such a liquidity strain were to occur in a subsidiary, we could liquidate a portion of the portfolio as well as be required to contribute capital to the particular subsidiary and/or curtail dividends from the subsidiary to support holding company operations.

The payments of dividends or other statutorily permissible distributions from our operating companies are subject to the laws and regulations applicable to each jurisdiction, as well as the need to maintain capital levels adequate to support the insurance and reinsurance operations, including financial strength ratings issued by independent rating agencies, which are discussed below. During 2007, we were able to meet all of our obligations, including the payment of dividends declared on our Ordinary Shares and Preferred Shares, with our net cash flows and dividends received. Should the need arise, we generally have access to the capital markets and other available credit facilities.

We assess which subsidiaries to draw dividends from based on a number of factors. Considerations such as regulatory and legal restrictions as well as the subsidiary’s financial condition are paramount to the dividend decision. The legal restrictions on the payment of dividends from retained earnings by our Bermuda subsidiaries are currently satisfied by the share capital and additional paid-in capital of each of the Bermuda subsidiaries. In 2007, ACE Bermuda declared and paid dividends of $168 million. During 2006, ACE Bermuda and ACE Tempest Life Reinsurance declared and paid dividends of $491 million and $125 million, respectively. We expect that a majority of our cash inflows in 2008 will be from our Bermuda subsidiaries.

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

ACE Limited did not receive any dividends from ACE Global Markets or ACE INA in 2007 and 2006. The debt issued by ACE INA to provide partial financing for the ACE INA acquisition and for other operating needs is serviced by statutorily permissible distributions by ACE INA’s insurance subsidiaries to ACE INA as well as other group resources.

Our consolidated sources of funds consist primarily of net premiums written, net investment income, and proceeds from sales and maturities of investments. Funds are used primarily to pay claims, operating expenses, and dividends and to service debt and purchase investments. After satisfying our cash requirements, excess cash flows from these underwriting and investing activities are invested.

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

Sources of liquidity include cash from operations, routine sales of investments, and financing arrangements. The following is a discussion of our cash flows for the years ended December 31, 2007 and 2006.

• Our consolidated net cash flows from operating activities were $4.7 billion in 2007, compared with $4.1 billion in 2006. These amounts reflect net income for each period, adjusted for non-cash items and changes in working capital. Net income increased to $2.6 billion in 2007, compared with $2.3 billion in 2006. For 2007, significant adjustments included increases in unpaid losses and loss expenses and unearned premiums of $838 million due to growth in our A&H line and a decrease in reinsurance recoverable of $343 million. Net cash flows from operating activities in 2006 were negatively impacted by increased catastrophe loss payments.

• Our consolidated net cash flows used for investing activities were $4.5 billion in 2007, compared with $3.8 billion in 2006. For the indicated periods, net cash flows used for investing activities were related principally to net purchases of fixed maturities. The 2006 year included the impact of the sale of the run-off companies which reduced cash and investments by approximately $500 million.

• Our consolidated net cash flows used for financing activities were $253 million in 2007, compared with $284 million in 2006. Net cash flows used for financing activities in 2007 were primarily comprised of dividends paid on Ordinary Shares, partially offset by proceeds from the exercise of options for Ordinary Shares.

Both internal and external forces influence our financial condition, results of operations, and cash flows. Claim settlements, premium levels, and investment returns may be impacted by changing rates of inflation and other economic conditions. In many cases, significant periods of time, ranging up to several years or more, may lapse between the occurrence of an insured loss, the reporting of the loss to us, and the settlement of the liability for that loss. We believe that our cash balances, cash flow from operations, routine sales of investments, and the liquidity provided by our credit facilities, as discussed below, are adequate to meet expected cash requirements. As discussed under “Long-term Debt”, below, we have issued debt and secured lender commitments totaling approximately $750 million in connection with our agreement to purchase Combined. We expect the balance of the approximately $2.4 billion purchase price ($1.65 billion) to be funded using internally generated resources.

In order to enhance cash management efficiency during periods of short-term timing mismatches between expected inflows and outflows of cash by currency, in 2006, we entered into agreements with a bank provider to implement two international multi-currency notional cash pooling programs. In each program, participating ACE entities establish deposit accounts in different currencies with the bank provider and each day the credit or debit balances in every account are notionally translated into a single currency (U.S. dollars) and then notionally pooled. The bank extends overdraft credit to any participating ACE entity as needed, provided that the overall notionally-pooled balance of all accounts in each pool at the end of each day is at least zero. Actual cash balances are not physically converted and are not co-mingled between legal entities. ACE entities may incur overdraft balances as a means to address short-term timing mismatches, and any overdraft balances incurred under this program by an ACE entity would be guaranteed by ACE Limited (up to $150 million in the aggregate). The dedicated credit facility previously available to ACE Limited was cancelled in November 2007, following the completion of the renewed revolving credit facility discussed below, which was amended to allow same day draw downs for both programs.

ACE Limited and its subsidiaries are assigned debt and financial strength (insurance) ratings from internationally recognized rating agencies, including S&P, A.M. Best, Moody’s Investors Service, and Fitch. The ratings issued on our companies by these agencies are announced publicly and are available directly from the agencies. Our Internet site, www.acelimited.com, also contains some information about our ratings, which can be found under the Investor Information tab.

Financial strength ratings reflect the rating agencies’ opinions of a company’s claims paying ability. Independent ratings are one of the important factors that establish our competitive position in the insurance markets. The rating agencies consider many factors in determining the financial strength rating of an insurance company, including the relative level of statutory surplus necessary to support the business operations of the company. These ratings are based upon factors relevant to policyholders, agents, and intermediaries and are not directed toward the protection of investors. Such ratings are not recommendations to buy, sell, or hold securities.

Debt ratings apply to short-term and long-term debt as well as preferred stock. These ratings are assessments of the likelihood that we will make timely payments of principal, interest, and preferred stock dividends.

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

Capital Resources

Capital resources consist of funds deployed, or available to be deployed, to support our business operations. The following table summarizes the components of our capital resources at December 31, 2007 and 2006.

(in millions of U.S. dollars)	2007	2006
Short-term debt	$372	$578
Long-term debt	1,811	1,560
Total debt	2,183	2,138
Trust preferred securities	309	309
Preferred Shares	557	557
Ordinary shareholders’ equity	16,120	13,721
Total shareholders’ equity	16,677	14,278
Total capitalization	$19,169	$16,725
Ratio of debt to total capitalization	11.4%	12.8%
Ratio of debt plus trust preferred securities to total capitalization	13.0%	14.6%

We believe our financial strength provides us with the flexibility and capacity to obtain funds externally through debt or equity financing on both a short-term and long-term basis. Our ability to access the capital markets is dependent on, among other things, market conditions and our perceived financial strength. We have accessed both the debt and equity markets from time to time.

Short-term Debt

Short-term debt at December 31, 2007, consisted of AUD $100 million ($87 million) of 7.81 percent senior notes due December 2008, $250 million in aggregate principal amount of unsecured senior notes due October 2008 (classified under long-term debt at December 31, 2006) and $35 million owed to brokers under a securities repurchase agreement. In April 2007, we repaid $500 million of indebtedness. During 2007, we executed a securities repurchase agreement with a counterparty. Under this repurchase agreement, we agreed to sell securities and repurchase them at a date in the future for a predetermined price.

Long-term Debt

Our total long-term debt of $1.8 billion is described in detail in Note 8 to the Consolidated Financial Statements, under Item 8. In February 2007, we issued, at a small discount, $500 million of 5.7 percent senior notes due 2017. We used the net proceeds from this issuance together with available cash to repay $500 million of indebtedness which matured in April 2007 (classified as short-term debt at December 31, 2006).

In connection with our agreement to purchase Combined, in February 2008, we issued, at a slight discount, $300 million of 5.8 percent notes that mature in 2018. We have lender commitments for us to borrow $450 million in a five-year private transaction with a bank syndicate at a fixed rate of approximately 4.15 percent. The borrowing is contingent on the closing of the acquisition of Combined. We plan to use the net proceeds from both the bank loan and public issuance to pay a portion of the purchase price of Combined.

The following instruments have specific collateral triggers. In 1998, ACE US Holdings issued $250 million of unsecured senior notes that mature October 2008. In December 1999, ACE INA issued $300 million of unsecured subordinated notes that mature December 2009; we repaid $100 million of this outstanding amount during 2002. We have a $450 million credit default swap in place that has the economic effect of reducing our cost of borrowing associated with these two issuances. The minimum collateral in connection with the credit default swap is $158 million. The actual collateral can be higher depending on the credit quality of securities pledged.

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

Trust Preferred Securities

The securities outstanding consist of $300 million of trust preferred securities due 2030, issued by a special purpose entity (a trust) that is wholly owned by us. The sole assets of the special purpose entities are debt instruments issued by one or more of our subsidiaries. The special purpose entity looks to payments on the debt instruments to make payments on the preferred securities. We have guaranteed the payments on these debt instruments. The trustees of the trust include one or more of our officers and at least one independent trustee, such as a trust company. Our officers serving as trustees of the trust do not receive any compensation or other remuneration for their services in such capacity. The full $309 million of outstanding trust preferred securities (calculated as $300 million as discussed above plus our equity share of the trust) is shown on our consolidated balance sheet as a liability. Additional information with respect to the trust preferred securities is contained in Note 8 to the Consolidated Financial Statements, under Item 8.

Ordinary Shares

Total shareholders’ equity increased $2.4 billion in 2007, primarily due to net income of $2.6 billion which was partially offset by dividends declared. Our ratios of debt to total capitalization and debt plus trust preferred securities to total capitalization have decreased due to the increase in shareholders’ equity and stable debt and trust preferred securities.

As part of our capital management program, in November 2001, our Board of Directors authorized the repurchase of any ACE issued debt or capital securities including Ordinary Shares, up to $250 million. At December 31, 2007, this authorization had not been utilized. We generally maintain shelf capacity at all times in order to allow capital market access for refinancing as well as for unforeseen capital needs. Our unlimited shelf registration expires in December 2008.

On January 12, 2007, and April 13, 2007, we paid dividends of 25 cents per ordinary share to shareholders of record on December 29, 2006, and March 30, 2007, respectively. On July 13, 2007, October 12, 2007, and January 11, 2008, we paid dividends of 27 cents per share to shareholders of record on June 29, 2007, September 30, 2007, and December 31, 2007, respectively. We have paid dividends each quarter since we became a public company in 1993. However, the declaration, payment, and value of future dividends on ordinary shares is at the discretion of our Board of Directors and will be dependent upon our profits, financial requirements, and other factors including legal restrictions on the payment of dividends and such other factors as our Board of Directors deems relevant. Dividends on the preferred shares are payable quarterly when, and if, declared by our Board of Directors, in arrears on March 1, June 1, September 1, and December 1 of each year. We paid dividends of $4.875 per preferred share on March 1, 2007, June 1, 2007, September 1, 2007, and

December 1, 2007, to shareholders of record on February 28, 2007, May 31, 2007, August 31, 2007, and November 30, 2007, respectively.

Contractual Obligations and Commitments

The table below shows our contractual obligations and commitments including our payments due by period at December 31, 2007.

	Payments Due By Period
(in millions of U.S. dollars)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Payment amounts determinable from the respective contracts
Deposit liabilities	$351	$52	$82	$67	$150
Purchase obligations	380	58	175	103	44
Limited partnerships – funding commitments	606	291	315	–	–
Operating leases	339	61	105	76	97
Short-term debt	372	372	–	–	–
Long-term debt	1,811	–	400	–	1,411
Trust preferred securities	309	–	–	–	309
Interest on debt obligations	1,941	157	267	233	1,284
Total obligations in which payment amounts are determinable from the respective contracts	6,109	991	1,344	479	3,295
Payment amounts not determinable from the respective contracts
Estimated gross loss payments under insurance and reinsurance contracts	37,112	9,037	10,107	5,519	12,449
Estimated payments for future life and annuity policy benefits	2,263	120	265	248	1,630
Total contractual obligations and commitments	$45,484	$10,148	$11,716	$6,246	$17,374

The above table excludes the following items:

Pension Obligations: Minimum funding requirements for our pension obligations are immaterial over the next year. Subsequent funding commitments are apt to vary due to many factors and are difficult to estimate at this time. Refer to Note 13 to the Consolidated Financial Statements, under Item 8, for more information.

Preferred Shares: Our Preferred Shares, issued in 2003, have no fixed repayment terms. We may redeem the Preferred Shares at any time after May 30, 2008, at a redemption value of $25 per depository share (each of which represent one-tenth of one Preferred Share) or at any time under certain limited circumstances. Refer to Note 10 to the Consolidated Financial Statements, under Item 8, for more information.

Liabilities for unrecognized tax benefits are recorded in accordance with issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48). The FIN 48 liability for unrecognized tax benefits was $157 million at December 31, 2007. We are unable to make a reasonably reliable estimate for the timing of cash settlement with respect to these liabilities. Refer to Note 7 to the Consolidated Financial Statements, under Item 8, for more information.

We have no other significant contractual obligations or commitments not reflected in the table above.

Deposit liabilities

Deposit liabilities include reinsurance deposit liabilities of $325 million and $311 million and contract holder deposit funds of $26 million and $24 million at December 31, 2007 and 2006, respectively. The reinsurance deposit liabilities arise from contracts we sold for which there is not a significant transfer of risk. At contract inception, the deposit liability is equal to net cash we received. An accretion rate is established based on actuarial estimates whereby the deposit liability is increased to the estimated amount payable over the term of the contract. The deposit accretion rate is the rate of return required to fund expected future payment obligations. We periodically reassess the estimated ultimate liability and related expected rate of return. Any resulting changes to the amount of the deposit liability are reflected as an adjustment to earnings to reflect the cumulative effect of the period the contract has been in force, and by an adjustment to the future accretion rate of the liability over the remaining estimated contract term.

Additional information with respect to deposit liabilities is contained in Note 2 k) to the Consolidated Financial Statements, under Item 8.

Purchase obligations

We are party to enforceable and legally binding agreements to purchase certain services. Purchase obligations in the table primarily comprise audit fees and agreements with vendors to purchase system software administration and maintenance services.

Limited partnerships – funding commitments

In connection with our investments in limited partnerships, we have commitments that may require funding of up to $606 million over the next several years. The timing of the payment of these commitments is uncertain and will differ from our estimated timing in the table.

Operating lease commitments

We lease office space in most countries in which we operate under operating leases that expire at various dates through December 2033. We renew and enter into new leases in the ordinary course of business as required.

Estimated gross loss payments under insurance and reinsurance contracts

We are obligated to pay claims under insurance and reinsurance contracts for specified loss events covered under those contracts. Such loss payments represent our most significant future payment obligation as a P&C insurance and reinsurance company. In contrast to other contractual obligations, cash payments are not determinable from the terms specified within the contract. For example, we do not ultimately make a payment to our counterparty for many insurance and reinsurance contracts (i.e., when a loss event has not occurred) and if a payment is to be made, the amount and timing cannot be determined from the contract. In the table above, we estimate payments by period relating to our gross liability for unpaid losses and loss expenses included in the consolidated balance sheet at December 31, 2007, and do not take reinsurance recoverables into account. These estimated loss payments are inherently uncertain and the amount and timing of actual loss payments are likely to differ from these estimates and the differences could be material. Given the numerous factors and assumptions involved in both estimates of loss and loss expense reserves and related estimates as to the timing of future loss and loss expense payments in the table above, differences between actual and estimated loss payments will not necessarily indicate a commensurate change in ultimate loss estimates.

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

The following table shows our credit facilities by credit line, usage, expiry date, and purpose at December 31, 2007.

(in millions of U.S. dollars)	Credit Line[1]	Usage	Expiry Date
Unsecured Liquidity Facilities
ACE Limited[2]	$500	$64	Nov. 2012
Other[3]	66	66	Various
Unsecured Operational LOC Facilities
ACE Limited	1,000	852	Nov. 2012
Unsecured Capital Facilities
ACE Limited[4]	595	409	Dec. 2013
Total	$2,161	$1,391

(1) Certain facilities are guaranteed by operating subsidiaries and/or ACE Limited.

(2) May also be used for LOCs.

(3) These facilities are issued in the name of ACE European Group Limited, Lloyd’s Syndicate 2488, and Century Indemnity Reinsurance Company.

(4) Supports ACE Global Markets underwriting capacity for Lloyd’s Syndicate 2488.

In November 2007, we entered into a $500 million unsecured revolving credit facility expiring in November 2012. This facility is available for general corporate purposes and the issuance of LOCs and replaced the existing $600 million revolving credit facility. On the effective date of the new revolving credit facility, all outstanding LOCs issued under the replaced facility were deemed to have been issued under the new revolving credit facility and the replaced facility terminated.

In November 2007, we entered into a $1 billion unsecured operational LOC facility expiring in November 2012. This facility replaced two LOC facilities permitting up to $1.5 billion of LOCs. On the effective date of the new LOC facility, all outstanding LOCs issued under the replaced facilities were deemed to have been issued under the new LOC facility and the replaced facilities terminated.

In June 2007, Syndicate 2488 reduced the LOC balance supporting its funds at Lloyd’s in line with the requirements promulgated by Lloyd’s. The associated facility amount was also reduced to £300 million. In November 2007, we gained approval from our bank group to extend the term of the facility by one year to satisfy Syndicate 2488’s funding requirements through 2010. LOCs issued under this facility will expire no earlier than December 2013.

With the exception of the LOC facilities noted under “Other”, the facilities in the table above require that we maintain certain covenants, all of which have been met at December 31, 2007. These covenants include (but are not limited to):

(i)	Maintenance of a minimum consolidated net worth in an amount not less than the “Minimum Amount”. For the purpose of this calculation, the Minimum Amount is an amount equal to the sum of the base amount (currently $9.6 billion) plus 25 percent of consolidated net income for each fiscal quarter, ending after the date on which the current base amount became effective, plus 50 percent of any increase in consolidated net worth during the same period, attributable to the issuance of Ordinary and Preferred Shares. The Minimum Amount is subject to an annual reset provision.
(ii)	Maintenance of a maximum debt to total capitalization ratio of not greater than 0.35 to 1. Under this covenant, debt does not include trust preferred securities or mezzanine equity, except where the ratio of the sum of trust preferred securities and mezzanine equity to total capitalization is greater than 15 percent. In this circumstance, the amount greater than 15 percent would be included in the debt to total capitalization ratio.

At December 31, 2007, (a) the minimum consolidated net worth requirement under the covenant described in (i) above was $10.2 billion and our actual consolidated net worth as calculated under that covenant was $16.1 billion and (b) our ratio of debt to total capitalization was 0.11 to 1.

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

Recent Accounting Pronouncements

Refer to Note 2 r) to the Consolidated Financial Statements, under Item 8, for a discussion of recent accounting pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market Sensitive Instruments and Risk Management

Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments. We are exposed to potential losses from various market risks including changes in interest rates, equity prices and foreign currency exchange rates. Further, through the writings of certain products such as credit derivatives (through our approximately 24 percent ownership of Assured Guaranty Ltd.) and GMIB and GMDB products, we are exposed to deterioration in the credit markets, decreases in interest rates, and declines in the equity markets. Our investment portfolio consists of both fixed income and equity securities, denominated in both U.S. dollars and foreign currencies, which are sensitive to changes in interest rates, equity prices, and foreign currency exchange rates.

The majority of our fixed income and all of our equity securities are classified as available for sale and, as such, changes in interest rates, equity prices, or foreign currency exchange rates will have an immediate effect on comprehensive income and shareholders’ equity but will not ordinarily have an immediate effect on net income. Nevertheless, changes in interest rates and equity prices affect consolidated net income when, and if, a security is sold or impaired. From time to time, we also use investment derivative instruments such as futures, options, swaps, and foreign currency forward contracts to manage the duration of our investment portfolio and foreign currency exposures and also to obtain exposure to a particular financial market. In addition, as part of our investing activity, we purchase “to be announced mortgage backed securities” (TBAs). These instruments are recognized as assets or liabilities in our Consolidated Financial Statements and are sensitive to changes in interest rates, foreign currency exchange rates, and equity security prices. Changes in the fair value of TBAs are included in net realized gains (losses) and therefore have an immediate effect on both our net income and shareholders’ equity. At December 31, 2007 and 2006, our notional exposure to investment derivative instruments was $15 billion.

We seek to mitigate market risk using a number of techniques, including maintaining and managing the assets and liabilities of our international operations consistent with the foreign currencies of the underlying insurance and reinsurance businesses, thereby limiting exchange rate risk to net assets denominated in foreign currencies.

The following is a discussion of our primary market risk exposures at December 31, 2007. Our policies to address these risks in 2007 were not materially different from 2006. We do not currently anticipate significant changes in our primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods.

Interest rate risk – fixed income portfolio and debt obligations

Our fixed income portfolio and debt obligations have exposure to interest rate risk. Changes in investment values attributable to interest rate changes are mitigated by corresponding and partially offsetting changes in the economic value of our insurance reserves and debt obligations. We monitor this exposure through periodic reviews of our asset and liability positions.

The following table shows the impact on the market value of our fixed income portfolio of an increase in interest rates of 100 bps applied instantly across the yield curve (an immediate time horizon was used as this presents the worst case scenario) at December 31, 2007 and 2006.

(in millions of U.S. dollars)	2007	2006
Fair value of fixed income portfolio	$38,830	$34,011
Pre-tax impact of 100 bps increase in interest rates	$1,281	$1,062
Percentage of total fixed income portfolio at fair value	3.3%	3.1%

Changes in interest rates will have an immediate effect on comprehensive income and shareholders’ equity but will not ordinarily have an immediate effect on net income.

Although our debt, Preferred Shares, and trust preferred securities (collectively referred to as debt obligations) are reported at amortized value and not adjusted for fair value changes, changes in interest rates could have a material impact on their fair value, albeit there is no immediate impact on our Consolidated Financial Statements. The following table shows the impact on the market value of our debt obligations of a decrease in interest rates of 100 bps applied instantly across the yield curve (an immediate time horizon was used as this presents the worst case scenario) at December 31, 2007 and 2006.

(in millions of U.S. dollars)	2007	2006
Fair value of debt obligations	$3,120	$3,219
Impact of 100 bps decrease in interest rates	$236	$257
Percentage of total debt obligations at fair value	7.6%	8.0%

Variations in market interest rates could produce significant changes in the timing of prepayments due to prepayment options available. For these reasons, actual results could differ from those reflected in the tables.

Equity price risk – equity portfolio

Our portfolio of equity securities, which we carry on our balance sheet at fair value, has exposure to price risk. This risk is defined as the potential loss in fair value resulting from adverse changes in stock prices. In addition, we attain exposure to the equity markets through the use of derivative instruments, which also have exposure to price risk. Our U.S. equity portfolio is correlated with the S&P 500 index and changes in that index would approximate the impact on our portfolio. Our international equity portfolio has exposure to a broad range of non-U.S. equity markets. The following table provides more information on our exposure to equity price risk at December 31, 2007 and 2006.

(millions of U.S. dollars)	2007	2006
Fair value of equity securities	$1,837	$1,713
Pre-tax impact of 10 percent decline in market prices for equity exposures	$184	$171

Changes in the fair value of our equity portfolio are recorded as unrealized appreciation (depreciation) and are included as a separate component of accumulated other comprehensive income in shareholders’ equity.

Foreign currency exchange rate risk

Many of our non-U.S. companies maintain both assets and liabilities in local currencies. Therefore, foreign exchange rate risk is generally limited to net assets denominated in those foreign currencies. Foreign exchange rate risk is reviewed as part of our risk management process. Locally required capital levels are invested in home currencies in order to satisfy regulatory requirements and to support local insurance operations regardless of currency fluctuations. The principal currencies creating foreign exchange risk for us are the British pound sterling, the euro, and the Canadian dollar. The following table provides more information on our exposure to foreign exchange rate risk at December 31, 2007 and 2006.

(millions of U.S. dollars)	2007	2006
Fair value of net assets denominated in foreign currencies	$1,651	$1,251
Percentage of fair value of total net assets	9.9%	8.8%
Pre-tax impact on equity of hypothetical 10 percent strengthening of the U.S. dollar	$150	$114

Reinsurance of GMDB and GMIB guarantees

Our net income is directly impacted by changes in the reserves calculated in connection with the reinsurance of variable annuity guarantees, primarily GMDB and GMIB. These reserves are calculated in accordance with SOP 03-1 and changes in these reserves are reflected as life and annuity benefit expense, which is included in life underwriting income. In addition, our net income is directly impacted by the change in the fair value of the GMIB liability, which is classified as a derivative according to FAS 133. The fair value liability established for a GMIB reinsurance contract represents the difference between the fair value of the contract and the SOP 03-1 reserves. Changes in the fair value of the GMIB liability, net of associated changes in the calculated SOP 03-1 reserve, are reflected as realized gains or losses.

The SOP 03-1 reserve and fair value liability calculations are directly affected by market factors, the most significant of which are equity levels, interest rate levels, and implied equity volatilities. The table below shows the sensitivity, as of December 31, 2007, of the SOP 03-1 reserves and fair value liability associated with the variable annuity guarantee reinsurance portfolio. Note that the change in the fair value liability includes offsetting changes in the fair value of specific derivative instruments held to partially offset the risk in the variable annuity guarantee reinsurance portfolio. These derivatives do not receive hedge accounting treatment.

(in millions of U.S. dollars)	10% Worldwide Equity Decrease	Impact of 100 bp Decrease in Interest Rates	Long-term Equity Implied Volatility Up 2%
Increase in SOP 03-1 reserves / Reduction in Life underwriting income	$52	$12	$–
Increase in fair value liability	27	122	24
Reduction in net income	$79	$134	$24

The table above demonstrates, for example, that a 10 percent decrease in worldwide equities would reduce our life underwriting income by $52 million and cause a net realized loss of $27 million, for a total reduction in net income of $79 million.

It should be noted that these sensitivities are not directly additive, because changes in one factor will affect the sensitivity to changes in other factors and also, that the sensitivities do not scale linearly and may be proportionally greater for larger movements in the market factors. The calculation of the SOP 03-1 reserve and fair value liability is based on internal models that include assumptions regarding future policyholder behavior, including withdrawal, annuitization, and asset allocation. These assumptions impact both the absolute level of the SOP 03-1 reserve and fair value liability as well as the sensitivities to changes in market factors shown above.

ACE views our variable annuity reinsurance business as having a similar risk profile to that of catastrophe reinsurance, with the probability of long-term economic loss relatively small. In the short run, adverse changes in market factors will have an impact on both life underwriting income and net income. When evaluating these risks, we expect to be compensated for taking both the risk of a cumulative long-term economic net loss, as well as the short-term accounting variations caused by these market movements. Therefore, we evaluate this business in terms of its long-term economic risk/reward.

The ultimate risk is a long-term underperformance of investment returns, which can be exacerbated by a long-term reduction in interest rates. In the short run, adverse market movements of the magnitude shown above do not translate immediately into a large increase in paid claims. In addition, while they do increase the probability of suffering long-term economic loss, the probability is still small. Following a market downturn, continued market underperformance over a period of five to seven years would eventually result in a higher level of paid claims as policyholders accessed their guarantees through death or annuitization. However, if market conditions improved following a downturn, SOP 03-1 reserves and fair value liability would fall reflecting a decreased likelihood of future claims, which would result in an increase in both life underwriting income and net income.

From inception (July 2000) to December 31, 2007, the variable annuity guarantee reinsurance portfolio has produced the following cumulative results, along with returns on equity in excess of 30 percent. Any increase in SOP 03-1 reserves and fair value liability should be taken in context of these results:

Net premiums earned: $786 million

Claims paid: $32 million

SOP 03-1 reserves held at December 31, 2007: $198 million

Fair value GMIB liability held at December 31, 2007: $157 million

Life underwriting income: $581 million

Net Income: $390 million

ITEM 8.	Financial Statements and Supplementary Data

The financial statements and supplementary data required by Regulation S-X are included in this report on Form 10-K commencing on page F-1.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in, or any disagreements with, accountants on accounting and financial disclosure within the two years ended December 31, 2007.

ITEM 9A.	Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13(a) -15(e) and Rule 15(d) -15(e) under the Securities Exchange Act of 1934 as of December 31, 2007. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in allowing information required to be disclosed in reports filed under the Securities and Exchange Act of 1934 to be recorded, processed, summarized, and reported within time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal controls over financial reporting during the Company’s quarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting. The Company’s management report on internal control over financial reporting is included on page F-3 and PricewaterhouseCoopers LLP’s audit report is included on page F-4.

ITEM 9A(T).	Controls and Procedures

Item not applicable.

ITEM 9B.	Other Information

There is no information required to be disclosed in a report on Form 8-K that has not been reported.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Information pertaining to this item is incorporated by reference to the sections entitled “Election of Directors”, “Corporate Governance – Did our Officers and Directors Comply with Section 16(a) Beneficial Ownership Reporting in 2007?”, “Corporate Governance – How are Directors Nominated?”, and “Corporate Governance – The Committees of the Board – The Audit Committee” of the definitive proxy statement for the 2008 Annual General Meeting of Shareholders which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

Code of Ethics

The Company has adopted a Code of Conduct, which sets forth standards by which all ACE employees, officers, and directors must abide as they work for the Company. The Company has posted this Code of Conduct on its Internet site (www.acelimited.com, under Investor Information / Corporate Governance / Code of Conduct). The Company intends to disclose on its Internet site any amendments to, or waivers from, its Code of Conduct that are required to be publicly disclosed pursuant to the rules of the SEC or the New York Stock Exchange.

ITEM 11.	Executive Compensation

This item is incorporated by reference to the sections entitled “Executive Compensation” of the definitive proxy statement for the 2008 Annual General Meeting of Shareholders which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table presents securities authorized for issuance under equity compensation plans at December 31, 2007:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (1)
Equity compensation plans approved by security holders (2)	11,239,657	$42.19	10,171,353
Equity compensation plans not approved by security holders (3)	31,158	16.19	–
Total	11,270,815	$42.12	10,171,353

(1) These totals include securities available for future issuance under the following plans:

i.	ACE Limited 2004 Long-Term Incentive Plan. (the “2004 LTIP”) A total of 15,000,000 Ordinary Shares of the Company are authorized to be issued pursuant to awards made as options, stock appreciation rights, stock units, performance shares, performance units, restricted stock, and restricted stock units. The maximum number of shares that may be delivered to participants and their beneficiaries under the 2004 LTIP shall be equal to the sum of: (i) 15,000,000 shares; and (ii) any shares that are represented by awards granted under the ACE Limited 1995 Long-Term Incentive Plan, the ACE Limited 1995 Outside Directors Plan, the ACE Limited 1998 Long-Term Incentive Plan, and the ACE Limited 1999 Replacement Long-Term Incentive Plan (the “Prior Plans”) that are forfeited, expired, or are canceled after the effective date of the 2004 LTIP of February 25, 2004, without delivery of shares or which result in the forfeiture of the shares back to the Company to the extent that such shares would have been added back to the reserve under the terms of the applicable Prior Plan. As of December 31, 2007, a total of 8,978,166 shares remain available for future issuance under this plan.
ii.	ACE Limited 1998 Long-Term Incentive Plan. A total of 21,252,007 shares were authorized to be issued pursuant to awards made as options, stock appreciation rights, stock units, performance shares, performance units, restricted stock, and restricted stock units; the number of shares available for awards other than options and stock appreciation rights was 3,232,485 shares. This plan only remains in effect with respect to outstanding awards made pursuant to this plan. Future awards will be made pursuant to the 2004 LTIP.
iii.	ACE Limited 1995 Long-Term Incentive Plan. Shares were authorized to be issued in an amount determined by a formula described in footnote (2) below pursuant to awards to be made as options, stock appreciation rights, and restricted stock. This plan only remains in effect with respect to outstanding awards made pursuant to this plan. Future awards will be made pursuant to the 2004 LTIP.

iv.	ACE Limited 1999 Replacement Long Term Incentive Plan. A total of 4,770,555 shares were authorized to be issued pursuant to awards to be made as options, stock appreciation rights, stock units, performance shares, performance units, restricted stock, and restricted stock units. This plan only remains in effect with respect to outstanding awards made pursuant to this plan.
v.	ACE Limited 1995 Outside Directors Plan. Shares were authorized to be issued in an amount determined by a formula described in footnote (2) below pursuant to awards made as options, restricted stock, and unrestricted stock. This plan only remains in effect with respect to outstanding awards made pursuant to this plan. Future awards will be made pursuant to the 2004 LTIP.
vi.	Employee Stock Purchase Plan. A total of 3,000,000 shares are authorized for purchase at a discount. As of December 31, 2007, 1,193,187 shares remain available for future issuance under this plan.

(2) This plan category includes shares issuable pursuant to the following plans that authorize shares based on a formula:

i.	ACE Limited 1995 Long-Term Incentive Plan. The total number of shares available for awards under this plan in any fiscal year was five percent of the adjusted average of the outstanding Ordinary Shares of the Company, as that number is determined by the Company, to calculate fully diluted earnings per share for the preceding fiscal year, reduced by any shares of stock granted pursuant to awards under this plan and any shares of stock subject to any outstanding award under this plan. This plan only remains in effect with respect to outstanding awards made pursuant to this plan. Future awards will be made pursuant to the 2004 LTIP.
ii.	ACE Limited 1995 Outside Directors Plan. The total number of shares available for awards under this plan in any fiscal year was 0.5 percent of the adjusted average of the outstanding Ordinary Shares of the Company, as that number was determined by the Company, to calculate fully diluted earnings per share for the preceding fiscal year, reduced by any shares of stock granted pursuant to awards under the Plan and any shares of stock subject to any outstanding award under the plan. This plan only remains in effect with respect to outstanding awards made pursuant to this plan. Future awards will be made pursuant to the 2004 LTIP.

(3) This plan category consists of the following plan:

ACE Limited 1999 Replacement Stock Plan. This plan authorized awards to persons employed by the Company in conjunction with the Company’s acquisition of Capital Re Corporation as replacement for Capital Re Corporation awards. A total of 31,158 options with a weighted average exercise price of $16.19 are outstanding as replacement awards under this plan. This plan also permitted awards to employees or other persons providing services to the Company or its subsidiaries. A total of 25,000 options with a weighted average exercise price of $36.30 are outstanding as new awards made to employees of the Company or its subsidiaries under this plan. This plan only remains in effect with respect to outstanding awards made pursuant to this plan.

Additional information is incorporated by reference to the section entitled “Information About our Ordinary Share Ownership” of the definitive proxy statement for the 2008 Annual General Meeting of Shareholders which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

This item is incorporated by reference to the sections entitled “Corporate Governance – What Is Our Related Party Transactions Approval Policy and What Procedures Do We Use to Implement It?”, “Corporate Governance – What Related Person Transactions Do We Have?”, and “Corporate Governance – Director Independence” of the definitive proxy statement for the 2008 Annual General Meeting of Shareholders which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

ITEM 14.	Principal Accounting Fees and Services

This item is incorporated by reference to the section entitled “Ratification of Appointment of Independent Registered Public Accounting Firm – Independent Auditor Fee Information” and “Ratification of Appointment of Independent Registered Public Accounting Firm – Pre-Approval Policy of Audit and Non-Audit Services” of the definitive proxy statement for the 2008 Annual General Meeting of Shareholders which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a) Financial Statements, Schedules, and Exhibits

1.	Consolidated Financial Statements	Page

–	Management’s Responsibility for Financial Statements and Internal Control over Financial Reporting	F-3
–	Report of Independent Registered Public Accounting Firm	F-4
–	Consolidated Balance Sheets at December 31, 2007 and 2006	F-5
–	Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2007, 2006, and 2005	F-6
–	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2007, 2006 and 2005	F-7
–	Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005	F-9
–	Notes to Consolidated Financial Statements	F-10

2.	Financial Statement Schedules

–	Schedule I – Summary of Investments – Other Than Investments in Related Parties	F-69
–	Schedule II – Condensed Financial Information of Registrant (Parent Company Only)	F-70
–	Schedule IV – Supplemental Information Concerning Reinsurance	F-73
–	Schedule VI – Supplementary Information Concerning Property and Casualty Operations	F-74

Other schedules have been omitted as they are not applicable to ACE, or the required information has been included in the Consolidated Financial Statements and related notes.

3. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	SEC File Reference Number	Filed Herewith

3.1	Memorandum of Association of the Company	10-K	3.1	December 18, 1998	001-11778

3.2	Articles of Association of the Company	10-K	3.2	December 18, 1998	001-11778

3.3	Special Resolutions adopted January 22, 2002 increasing the number of authorized Ordinary Shares and Other Shares	10-K	3.3	March 18, 2002	001-11778

3.4	Resolutions of a committee of the Board of Directors of ACE Limited establishing the terms of the 7.80 percent Cumulative Redeemable Preferred Shares, Series C, of ACE Limited	8-K	4.1	May 30, 2003	011-11778

4.1	Memorandum of Association of the Company	10-K	3.1	December 18, 1998	001-11778

4.2	Articles of Association of the Company	10-K	3.2	December 18, 1998	001-11778

4.3	Special Resolutions adopted January 22, 2002 increasing the number of authorized Ordinary Shares and Other Shares	10-K	3.3	March 18, 2002	001-11778

4.4	Resolutions of a committee of the Board of Directors of ACE Limited establishing the terms of the 7.80 percent Cumulative Redeemable Preferred Shares, Series C, of ACE Limited	8-K	4.1	May 30, 2003	001-11778

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	SEC File Reference Number	Filed Herewith
4.5	Specimen certificate representing Ordinary Shares	10-K	4.3	March 18, 2002	001-11778

4.6	Amended and Restated Rights Agreement between ACE Limited and Mellon Investor Services LLC, Rights Agent, dated December 20, 2001	10-K	10.59	March 18, 2002	001-11778

4.7	Indenture, dated March 15, 2002, between ACE Limited and Bank One Trust Company, N.A.	8-K	4.1	March 22, 2002	001-11778

4.8	Senior Indenture, dated August 1, 1999, among ACE INA Holdings, Inc., ACE Limited and Bank One, N.A. (formerly The First National Bank of Chicago), as trustee	S-1	4.5	August 12, 1999	333-78841

4.9	Indenture, dated November 30, 1999, among ACE INA Holdings, Inc. and Bank One Trust Company, N.A., as trustee	10-K	10.38	March 29, 2000	001-11778

4.10	Supplemental Indenture No. 1, dated December 6, 1999, among ACE INA Holdings, Inc. and Bank One Trust Company, N.A., as trustee	10-K	10.39	March 29, 2000	001-11778

4.11	Supplemental Indenture No. 2 and waiver, dated February 16, 2000, among ACE INA Holdings, Inc. and Bank One Trust Company, N.A., as trustee	10-K	4.11	March 16, 2006	011-11778

4.12	Supplemental Indenture No. 3, dated December 21, 2007, by and between ACE INA Holdings Inc., and The Bank of New York					X

4.13	Indenture, dated December 1, 1999, among ACE INA Holdings, Inc., ACE Limited and Bank One Trust Company, National Association, as trustee	10-K	10.41	March 29, 2000	001-11778

4.14	Indenture, dated October 27, 1998, between ACE US Holdings, Inc. and The Bank of New York, as successor trustee	10-K	10.37	December 18, 1998	011-11778

4.15	Supplemental indenture and waiver, dated February 16, 2000, between ACE US Holdings, Inc. and The Bank of New York, as successor trustee	10-K	4.14	March 16, 2006	011-11778

4.16	Supplemental indenture No. 2, dated June 1, 2003, between ACE US Holdings, Inc. and The Bank of New York, as successor trustee	10-K	4.15	March 16, 2006	011-11778

4.17	Supplemental indenture No. 3, dated September 1, 2004, between ACE US Holdings, Inc. and The Bank of New York, as successor trustee	10-K	4.16	March 16, 2006	011-11778

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	SEC File Reference Number	Filed Herewith
4.18	Supplemental indenture No. 4, dated December 21, 2007, made by and between ACE US Holdings, Inc., and The Bank of New York					X

4.19	Amended and Restated Trust Agreement, dated March 31, 2000, among ACE INA Holdings, Inc., Bank One Trust Company, National Association, as property trustee, Bank One Delaware Inc., as Delaware trustee and the administrative trustees named therein	10-K	4.17	March 16, 2006	011-11778

4.20	Common Securities Guarantee Agreement, dated March 31, 2000	10-K	4.18	March 16, 2006	011-11778

4.21	Capital Securities Guarantee Agreement, dated March 31, 2000	10-K	4.19	March 16, 2006	011-11778

10.1	Amendment dated January 30, 2008, amending the Information Technology Services Agreement, dated June 29, 1999, among ACE INA Holdings Inc. and International Business Machines Corporation					X

10.2*	Second Amended and Restated Indemnification Agreement in the form executed between the Company and directors and/or officers	10-Q	10.1	August 7, 2007	011-11778

10.3	Amendment and waiver to the Stock Purchase Agreement dated January 26, 2006, among Century Indemnity Company, ACE INA International Holdings, Ltd. and Randall & Quilter Investment Holdings Limited	10-K	10.5	March 16, 2006	001-11778

10.4	Stock Purchase Agreement dated December 14, 2007, between ACE Limited and Aon Corporation					X

10.5	Assurance of Discontinuance and Voluntary Compliance with the Office of the New York Attorney General, the Office of the Attorney General of the State of Illinois and the Attorney General of the State of Connecticut	8-K	10.1	April 28, 2006	001-11778

10.6	Stipulation with the New York State Department of Insurance	8-K	10.2	April 28, 2006	001-11778

10.7	Settlement Agreement dated May 9, 2007, between ACE Group Holdings, Inc., and certain of its subsidiaries, and the Pennsylvania Insurance Department and the Pennsylvania Office of the Attorney General.	8-K	10.1	May 14, 2007	001-11778

10.8	Consulting Services Agreement by and between GTS Consulting, LLC and ACE American Insurance Company	10-Q	10.1	November 8, 2006	001-11778

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	SEC File Reference Number	Filed Herewith
10.9	Amendment to the Consulting Services Agreement by and between GTS Consulting LLC and ACE American Insurance Company	10-Q	10.1	November 7, 2007	001-11778

10.10	Seventh Amendment and Restatement Agreement dated November 17, 2006, relating to a letter of credit facility originally dated November 19, 1999, among ACE Limited, ACE Bermuda Insurance Ltd., ACE Tempest Reinsurance Ltd., Citigroup Global Markets Limited, and Barclays Capital as lead arrangers and ING Bank, as co-arranger, and Citibank International plc, as agent and security trustee and certain financial institutions	10-K	10.9	March 1, 2007	001-11778

10.11	First amendment dated June 22, 2007, amending the Credit Agreement dated December 13, 2005, among ACE Australia Holdings PTY Limited, ACE Limited, various financial institutions and The Royal Bank of Scotland plc as agent	10-Q	10.2	August 7, 2007	001-11778

10.12	Amendment and Restatement Agreement dated December 14, 2007, relating to the Credit Agreement originally dated December 13, 2005, and amended June 22, 2007, among ACE Australia Holdings PTY Limited, ACE Limited, and The Royal Bank of Scotland plc and HSBC Securities (USA) Inc. as lead arrangers and certain other financial institutions					X

10.13	Amended and Restated Credit Agreement, dated December 14, 2007, amending the Credit Agreement originally dated December 13, 2005, and amended June 22, 2007, among ACE Australia Holdings PTY Limited, ACE Limited, and The Royal Bank of Scotland plc and HSBC Securities (USA) Inc. as lead arrangers and certain other financial institutions					X

10.14	Credit Agreement for £100,000,000 dated December 13, 2005, among ACE European Holdings NO.2 Limited, ACE Limited, and The Royal Bank of Scotland plc and HSBC Securities (USA) Inc. as lead arrangers and certain other financial institutions	10-K	10.8	March 16, 2006	001-11778

10.15	First amendment dated June 22, 2007, amending the Credit Agreement dated December 13, 2005, among ACE European Holdings NO.2 Limited, ACE Limited, ACE Limited, various financial institutions and The Royal Bank of Scotland plc as agent	10-Q	10.5	August 7, 2007	001-11778

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Original Number	Date Filed	SEC File Reference Number	Filed Herewith
10.16		Amended and Restated Credit Agreement for $600,000,000 dated December 15, 2005, among ACE Limited, certain subsidiaries, various lenders and J.P. Morgan Securities and Barclays Capital as joint lead arrangers and joint bookrunners	10-K	10.9	March 16, 2006	001-11778

10.17		First amendment dated June 22, 2007, amending the Amended and Restated Credit Agreement dated December 15, 2005, among ACE Limited, certain subsidiaries thereof, various lenders and JPMorgan Chase Bank, N.A., as Administrative Agent	10-Q	10.6	August 7, 2007	001-11778

10.18		Second Amended and Restated Reimbursement Agreement for $1,000,000,000 Unsecured Letter of Credit Facility, dated as of November 8, 2007, among ACE Limited, certain subsidiaries, various lenders and Wachovia Capital Markets, LLC and Banc of America Securities LLC as joint lead arrangers and joint bookrunners	8-K	10.1	November 14, 2007	001-11778

10.19		First amendment dated June 22, 2007, amending the unsecured Amended and Restated Reimbursement Agreement dated July 1, 2005, among ACE Limited, certain subsidiaries thereof, various lenders and Wachovia Bank, National Association, as administrative agent	10-Q	10.3	August 7, 2007	001-11778

10.20		Second Amended and Restated Credit Agreement for $500,000,000 dated as of November 8, 2007, among ACE Limited, certain subsidiaries, various lenders and J.P. Morgan Securities Inc. and Barclays Capital as joint lead arrangers and joint bookrunners	8-K	10.2	November 14, 2007	001-11778

10.21		First amendment dated June 22, 2007, amending the secured Amended and Restated Reimbursement Agreement dated July 1, 2005, among ACE Limited, certain subsidiaries thereof, various lenders and Wachovia Bank, National Association, as administrative agent	10-Q	10.4	August 7, 2007	001-11778

10.22	*	Letter agreement, dated May 17, 2006, setting forth Brian Duperreault’s compensation arrangements.	10-Q	10.3	August 7, 2006	001-11778

10.23	*	Employment Terms dated October 29, 2001, between ACE Limited and Evan Greenberg	10-K	10.64	March 27, 2003	001-11778

10.24	*	Employment Terms dated November 2, 2001, between ACE Limited and Philip V. Bancroft	10-K	10.65	March 27, 2003	001-11778

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Original Number	Date Filed	SEC File Reference Number	Filed Herewith
10.25	*	Executive Severance Agreement between ACE Limited and Philip Bancroft, effective January 2, 2002	10-Q	10.1	May 10, 2004	001-11778

10.26	*	Employee note from Brian Dowd, dated May 28, 2002	10-K	10.36	March 16, 2005	001-11778

10.27	*	Employment Terms dated February 25, 2005, between ACE Limited and Robert Cusumano	10-K	10.21	March 1, 2007	001-11778

10.28	*	Employment Terms dated April 7, 2003, between ACE Limited and Paul Medini	10-K	10.22	March 1, 2007	001-11778

10.29	*	Employment Terms dated April 10, 2006, between ACE and John Keogh					X

10.30	*	Executive Severance Agreement between ACE and John Keogh					X

10.31	*	ACE Limited Executive Severance Plan as adopted effective March 29, 2006	10-Q	10.1	May 5, 2006	001-11778

10.32	*	Description of Executive Officer cash compensation for 2007					X

10.33	*	Director compensation under the ACE Limited 2004 Long-Term Incentive Plan	10-K	10.25	March 1, 2007	001-11778

10.34	*	ACE Limited Annual Performance Incentive Plan	S-1	10.13	January 21, 1993	33-57206

10.35	*	ACE Limited Elective Deferred Compensation Plan as amended and restated effective January 1, 2005	10-K	10.24	March 16, 2006	001-11778

10.36	*	ACE USA Officer Deferred Compensation Plan (as amended through January 1, 2001)	10-K	10.25	March 16, 2006	001-11778

10.37	*	ACE Limited Supplemental Retirement Plan (as amended and restated effective July 1, 2001)	10-Q	10.1	November 14, 2001	001-11778

10.38	*	Amendments to the ACE Limited Supplemental Retirement Plan and the ACE Limited Elective Deferred Compensation Plan					X

10.39	*	Amendment to the ACE Limited Supplemental Retirement Plan					X

10.40	*	ACE USA Supplemental Employee Retirement Savings Plan (as amended through the Second Amendment)	10-K	10.30	March 1, 2007	001-11778

10.41	*	ACE USA Supplemental Employee Retirement Savings Plan (as amended through the Third Amendment)	10-K	10.31	March 1, 2007	001-11778

10.42	*	The ACE Limited 1995 Outside Directors Plan (as amended through the Seventh Amendment)	10-Q	10.1	August 14, 2003	001-11778

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Original Number	Date Filed	SEC File Reference Number	Filed Herewith
10.43	*	ACE Limited 1995 Long-Term Incentive Plan (as amended through the Third Amendment)	10-K	10.33	March 1, 2007	001-11778

10.44	*	ACE Limited 1998 Long-Term Incentive Plan (as amended through the Fourth Amendment)	10-K	10.34	March 1, 2007	001-11778

10.45	*	ACE Limited 1999 Replacement Long-Term Incentive Plan	10-Q	10.1	November 15, 1999	001-11778

10.46	*	ACE Limited Rules of the Approved U.K. Stock Option Program	10-Q	10.2	February 13, 1998	001-11778

10.47	*	ACE Limited 2004 Long-Term Incentive Plan (as amended through the Second Amendment)	10-K	10.37	March 1, 2007	001-11778

10.48	*	Form of Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan	8-K	10.2	September 13, 2004	001-11778

10.49	*	Revised Form of Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan.	10-Q	10.3	November 8, 2006	001-11778

10.50	*	Form of Restricted Stock Unit Award Terms under the ACE Limited 2004 Long-Term Incentive Plan	8-K	10.3	September 13, 2004	001-11778

10.51	*	Revised Form of Restricted Stock Unit Award Terms under the ACE Limited 2004 Long-Term Incentive Plan.	10-Q	10.4	November 8, 2006	001-11778

10.52	*	Form of Incentive Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan	8-K	10.4	September 13, 2004	001-11778

10.53	*	Form of Non-Qualified Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan	8-K	10.5	September 13, 2004	001-11778

10.54	*	Form of Performance Based Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan, as updated through May 4, 2006	10-Q	10.3	May 5, 2006	001-11778

10.55	*	Revised Form of Performance Based Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.2	November 8, 2006	001-11778

10.56	*	Form of Restricted Stock Unit Award Terms (for outside directors) under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.2	November 7, 2007	001-11778

12.1		Ratio of earnings to fixed charges and preferred share dividends calculation					X

21.1		Subsidiaries of the Company					X

23.1		Consent of PricewaterhouseCoopers LLP					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	SEC File Reference Number	Filed Herewith
31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002					X

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002					X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002					X

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002					X

* Management Contract or Compensation Plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACE Limited

By:	/S/ PHILIP V. BANCROFT
Philip V. Bancroft Chief Financial Officer

February 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ EVAN G. GREENBERG Evan G. Greenberg	Chairman, President, Chief Executive Officer; Director	February 28, 2008

/S/ PHILIP V. BANCROFT Philip V. Bancroft	Chief Financial Officer (Principal Financial Officer)	February 28, 2008

/S/ PAUL B. MEDINI Paul B. Medini	Chief Accounting Officer (Principal Accounting Officer)	February 28, 2008

/S/ MICHAEL G. ATIEH Michael G. Atieh	Director	February 28, 2008

/S/ MARY A. CIRILLO Mary A. Cirillo	Director	February 28, 2008

/S/ BRUCE L. CROCKETT Bruce L. Crockett	Director	February 28, 2008

/S/ ROBERT M. HERNANDEZ Robert M. Hernandez	Director	February 28, 2008

/S/ JOHN A. KROL John A. Krol	Director	February 28, 2008

/S/ PETER MENIKOFF Peter Menikoff	Director	February 28, 2008

/S/ LEO F. MULLIN Leo F. Mullin	Director	February 28, 2008

/S/ THOMAS J. NEFF Thomas J. Neff	Director	February 28, 2008

/S/ ROBERT RIPP Robert Ripp	Director	February 28, 2008

/S/ DERMOT F. SMURFIT Dermot F. Smurfit	Director	February 28, 2008

/S/ GARY M. STUART Gary M. Stuart	Director	February 28, 2008

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

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

As of December 31, 2007, management has evaluated the effectiveness of ACE’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, we have concluded that ACE’s internal control over financial reporting was effective as of December 31, 2007.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the consolidated financial statements of ACE included in this Annual Report, has issued a report on the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2007. The report, which expresses an unqualified opinion on the effectiveness of ACE’s internal control over financial reporting as of December 31, 2007, is included in this Item under “Report of Independent Registered Public Accounting Firm” and follows this statement.

/S/ EVAN G. GREENBERG Evan G. Greenberg Chairman and Chief Executive Officer	/S/ PHILIP V. BANCROFT Philip V. Bancroft Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of ACE Limited:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows present fairly, in all material respects, the financial position of ACE Limited and its subsidiaries (the “Company”) at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15 (2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Responsibility for Financial Statements and Internal Control Over Financial Reporting appearing under Item 15 (1). Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Philadelphia, Pennsylvania

February 28, 2008

CONSOLIDATED BALANCE SHEETS

ACE Limited and Subsidiaries

December 31, 2007 and 2006 (in millions of U.S. dollars, except share and per share data)	December 31 2007	December 31 2006
Assets
Investments
Fixed maturities available for sale, at fair value (amortized cost – $32,994 and $28,389) (includes hybrid financial instruments of $282 and $277)	$33,184	$28,540
Fixed maturities held to maturity, at amortized cost (fair value – $3,015 and $3,015)	2,987	3,047
Equity securities, at fair value (cost – $1,618 and $1,372)	1,837	1,713
Short-term investments, at fair value and amortized cost	2,631	2,456
Other investments (cost – $880 and $661)	1,140	845
Total investments	41,779	36,601
Cash	510	565
Securities lending collateral	2,109	2,171
Accrued investment income	416	352
Insurance and reinsurance balances receivable	3,540	3,580
Reinsurance recoverable	14,362	14,580
Deferred policy acquisition costs	1,121	1,077
Prepaid reinsurance premiums	1,600	1,586
Goodwill	2,731	2,731
Deferred tax assets	1,087	1,165
Investments in partially-owned insurance companies (cost – $686 and $727)	773	789
Other assets	2,062	1,938
Total assets	$72,090	$67,135
Liabilities
Unpaid losses and loss expenses	$37,112	$35,517
Unearned premiums	6,227	6,437
Future policy benefits for life and annuity contracts	545	518
Insurance and reinsurance balances payable	2,843	2,449
Deposit liabilities	351	335
Securities lending payable	2,109	2,171
Payable for securities purchased	1,798	1,286
Accounts payable, accrued expenses, and other liabilities	1,825	1,541
Income taxes payable	111	156
Short-term debt	372	578
Long-term debt	1,811	1,560
Trust preferred securities	309	309
Total liabilities	55,413	52,857
Commitments and contingencies
Shareholders’ equity
Preferred Shares ($1.00 par value, 2,300,000 shares authorized, issued, and outstanding)	2	2
Ordinary Shares ($0.04 par value, 500,000,000 shares authorized; 329,704,531 and 326,455,468 shares issued and outstanding)	14	14
Additional paid-in capital	6,812	6,640
Retained earnings	9,080	6,906
Deferred compensation obligation	3	4
Accumulated other comprehensive income	769	716
Ordinary Shares issued to employee trust	(3)	(4)
Total shareholders’ equity	16,677	14,278
Total liabilities and shareholders’ equity	$72,090	$67,135

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

ACE Limited and Subsidiaries

For the years ended December 31, 2007, 2006, and 2005 (in millions of U.S. dollars, except per share data)	2007	2006	2005
Revenues
Gross premiums written	$17,740	$17,401	$16,811
Reinsurance premiums ceded	(5,761)	(5,371)	(5,019)
Net premiums written	11,979	12,030	11,792
Change in unearned premiums	318	(205)	(44)
Net premiums earned	12,297	11,825	11,748
Net investment income	1,918	1,601	1,264
Net realized gains (losses)	(61)	(98)	76
Total revenues	14,154	13,328	13,088
Expenses
Losses and loss expenses	7,351	7,070	8,571
Life and annuity benefits	168	123	143
Policy acquisition costs	1,771	1,715	1,663
Administrative expenses	1,455	1,456	1,261
Interest expense	175	176	174
Other (income) expense	81	(35)	(25)
Total expenses	11,001	10,505	11,787
Income before income tax and cumulative effect of a change in accounting principle	3,153	2,823	1,301
Income tax expense	575	522	273
Income before cumulative effect of a change in accounting principle	2,578	2,301	1,028
Cumulative effect of a change in accounting principle	–	4	–
Net income	$2,578	$2,305	$1,028
Other comprehensive income (loss)
Unrealized appreciation (depreciation) arising during the period	(3)	289	(251)
Reclassification adjustment for net realized (gains) losses included in net income	27	64	(135)
	24	353	(386)
Change in:
Cumulative translation adjustment	105	135	(139)
Pension liability adjustment	(4)	20	8
Other comprehensive income (loss), before income tax	125	508	(517)
Income tax (expense) benefit related to other comprehensive income items	(60)	(113)	115
Other comprehensive income (loss)	65	395	(402)
Comprehensive income	$2,643	$2,700	$626
Basic earnings per share before cumulative effect of a change in accounting principle	$7.79	$7.01	$3.36
Cumulative effect of a change in accounting principle	–	0.01	–
Basic earnings per share	$7.79	$7.02	$3.36
Diluted earnings per share before cumulative effect of a change in accounting principle	$7.66	$6.90	$3.31
Cumulative effect of a change in accounting principle	–	0.01	–
Diluted earnings per share	$7.66	$6.91	$3.31

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

ACE Limited and Subsidiaries

For the years ended December 31, 2007, 2006, and 2005 (in millions of U.S. dollars)	2007	2006	2005
Preferred Shares
Balance – beginning and end of year	$2	$2	$2
Ordinary Shares
Balance – beginning of year	14	13	12
Shares issued	–	1	1
Balance – end of year	14	14	13
Additional paid-in capital
Balance – beginning of year	6,640	6,569	4,905
Net shares (redeemed) issued under employee share- based compensation plans	(17)	(14)	52
Exercise of stock options	65	67	140
Share-based compensation expense	100	88	–
Tax benefit on share-based compensation expense	24	4	–
Reclassification of unearned stock grant compensation	–	(69)	–
Cumulative effect of a change in accounting principle	–	(5)	–
Issuance of new shares	–	–	1,465
Other	–	–	7
Balance – end of year	6,812	6,640	6,569
Unearned stock grant compensation
Balance – beginning of year	–	(69)	(57)
Reclassification of unearned stock grant compensation	–	69	–
Net issuance of restricted stock under employee share-based compensation plans	–	–	(68)
Amortization	–	–	56
Balance – end of year	–	–	(69)
Retained earnings
Balance – beginning of year	6,906	4,965	4,249
Effect of adoption of FIN 48	(22)	–	–
Effect of adoption of FAS 155	12	–	–
Balance – beginning of year, adjusted for effect of adoption of new accounting principles	6,896	4,965	4,249
Net income	2,578	2,305	1,028
Dividends declared on Ordinary Shares	(349)	(319)	(267)
Dividends declared on Preferred Shares	(45)	(45)	(45)
Balance – end of year	9,080	6,906	4,965
Deferred compensation obligation
Balance – beginning of year	4	6	12
Decrease to obligation	(1)	(2)	(6)
Balance – end of year	$3	$4	$6

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (continued)

ACE Limited and Subsidiaries

For the years ended December 31, 2007, 2006, and 2005 (in millions of U.S. dollars)	2007	2006	2005
Accumulated other comprehensive income
Net unrealized appreciation (depreciation) on investments
Balance – beginning of year	$607	$317	$634
Effect of adoption of FAS 155	(12)	–	–
Balance – beginning of year, adjusted for effect of adoption of new accounting principle	595	317	634
Change in year, net of income tax (expense) benefit of $(23), $(63), and $69	1	290	(317)
Balance – end of year	596	607	317
Cumulative translation adjustment
Balance – beginning of year	165	73	164
Change in year, net of income tax (expense) benefit of $(39), $(43), and $48	66	92	(91)
Balance – end of year	231	165	73
Pension liability adjustment
Balance – beginning of year	(56)	(58)	(64)
Change in year, net of income tax benefit (expense) of $2, $(7), and $(2)	(2)	13	6
Minimum pension liability due to adoption of FAS 158, net of income tax (expense) benefit of $(25) in 2006	–	45	–
Pension liability adjustment due to adoption of FAS 158, net of income tax (expense) benefit of $30 in 2006	–	(56)	–
Balance – end of year	(58)	(56)	(58)
Accumulated other comprehensive income	769	716	332
Ordinary Shares issued to employee trust
Balance – beginning of year	(4)	(6)	(12)
Decrease in Ordinary Shares	1	2	6
Balance – end of year	(3)	(4)	(6)
Total shareholders’ equity	$16,677	$14,278	$11,812

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

ACE Limited and Subsidiaries

For the years ended December 31, 2007, 2006, and 2005 (in millions of U.S. dollars)	2007	2006	2005
Cash flows from operating activities
Net income	$2,578	$2,305	$1,028
Adjustments to reconcile net income to net cash flows from operating activities:
Net realized (gains) losses	61	98	(76)
Amortization of premium/discount on fixed maturities	(6)	10	90
Deferred income taxes	25	57	(15)
Unpaid losses and loss expenses	1,194	700	4,589
Unearned premiums	(356)	343	79
Future policy benefits for life and annuity contracts	27	(3)	12
Insurance and reinsurance balances payable	298	41	103
Accounts payable, accrued expenses, and other liabilities	242	66	19
Income taxes payable	(72)	(18)	(46)
Insurance and reinsurance balances receivable	155	(226)	(227)
Reinsurance recoverable	343	766	(1,367)
Deferred policy acquisition costs	(10)	(114)	(7)
Prepaid reinsurance premiums	35	(137)	(46)
Other	187	217	172
Net cash flows from operating activities	4,701	4,105	4,308
Cash flows used for investing activities
Purchases of fixed maturities available for sale	(48,118)	(41,195)	(32,309)
Purchases of fixed maturities held to maturity	(324)	(533)	–
Purchases of equity securities	(929)	(841)	(654)
Sales of fixed maturities available for sale	40,816	33,939	24,441
Sales of equity securities	863	927	492
Maturities and redemptions of fixed maturities available for sale	3,232	3,409	2,390
Maturities and redemptions of fixed maturities held to maturity	365	543	174
Net (payments made on) proceeds from the settlement of investment derivatives	(16)	(40)	12
Sale of subsidiary (net of cash sold of $2 in 2006)	–	(2)	7
Other	(419)	23	(146)
Net cash flows used for investing activities	(4,530)	(3,770)	(5,593)
Cash flows (used for) from financing activities
Dividends paid on Ordinary Shares	(341)	(312)	(253)
Dividends paid on Preferred Shares	(45)	(45)	(45)
Net (repayment of) proceeds from short-term debt	(465)	(300)	(146)
Net proceeds from issuance of long-term debt	500	298	262
Proceeds from exercise of options for Ordinary Shares	65	67	140
Proceeds from Ordinary Shares issued under ESPP	9	8	8
Tax benefit on share-based compensation expense	24	–	–
Repayment of trust preferred securities	–	–	(103)
Net proceeds from issuance of Ordinary Shares	–	–	1,465
Net cash flows (used for) from financing activities	(253)	(284)	1,328
Effect of foreign currency rate changes on cash and cash equivalents	27	2	(29)
Net (decrease) increase in cash	(55)	53	14
Cash – beginning of year	565	512	498
Cash – end of year	$510	$565	$512
Supplemental cash flow information
Taxes paid	$561	$477	$338
Interest paid	$177	$186	$167

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ACE Limited and Subsidiaries

1. General

ACE Limited (ACE or the Company) is a holding company incorporated with limited liability under the Cayman Islands Companies Law and maintains its corporate business office in Bermuda. The Company, through its various subsidiaries, provides a broad range of insurance and reinsurance products to insureds worldwide. ACE operates through the following business segments: Insurance – North American, Insurance – Overseas General, Global Reinsurance, and Life Insurance and Reinsurance. These segments are described in Note 16.

On December 14, 2007, the Company entered into a stock purchase agreement with Aon Corporation, pursuant to which ACE has agreed to purchase all the outstanding shares of capital stock of Combined Insurance Company of America (Combined) and fourteen Combined subsidiaries for $2.4 billion in cash. Combined is a leading underwriter and distributor of specialty individual accident and supplemental health insurance products that are targeted to middle income consumers in the U.S., Europe, Canada, and Asia Pacific. The acquisition, which is subject to regulatory approvals and customary closing conditions, is expected to be completed during the second quarter of 2008. The purchase price for the transaction is subject to certain post-closing adjustments and ACE expects to finance the transaction by a combination of available cash and new private and public long-term debt. Refer to Note 22.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company’s principal estimates include:

• unpaid losses and loss expense reserves, including asbestos and environmental (A&E) reserves;

• reinsurance recoverable, including a provision for uncollectible reinsurance;

• impairments to the carrying value of the investment portfolio;

• the valuation of deferred tax assets;

• the valuation of derivative instruments related to guaranteed minimum income benefits (GMIB);

• the valuation of goodwill; and

• the assessment of risk transfer for certain structured insurance and reinsurance contracts.

While the amounts included in the consolidated financial statements reflect the Company’s best estimates and assumptions, these amounts could ultimately be materially different from the amounts currently recorded in the consolidated financial statements.

b) Premiums

Premiums are generally recognized as written upon inception of the policy. For multi-year policies for which premiums written are payable in annual installments, only the annual premium is included as written at policy inception due to the ability of the insured/reinsured to commute or cancel coverage within the term of the policy. The remaining annual premiums are included as written at each successive anniversary date within the multi-year term.

For property and casualty (P&C) insurance and reinsurance products, premiums written are primarily earned on a pro-rata basis over the terms of the policies to which they relate. Unearned premiums represent the portion of premiums written applicable to the unexpired portion of the policies in force. For retrospectively-rated policies, written premiums are adjusted to reflect expected ultimate premiums consistent with changes to reported losses, or other measures of exposure as stated in the policy, and earned over the coverage period of the policy. For retrospectively-rated multi-year policies, the amount of premiums recognized in the current period is computed, using a with-and-without method, as the difference between the ceding enterprise’s total contract costs before and after the experience under the contract as of the reporting date. Accordingly, for retrospectively-rated multi-year policies, additional premiums are generally written and earned when losses are incurred. Mandatory reinstatement premiums assessed on reinsurance policies are written and earned in the same period as the loss event that gives rise to the reinstatement premiums.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

Reinsurance premiums from traditional life and annuity policies with life contingencies are generally recognized as revenue when due from policyholders. Traditional life policies include those contracts with fixed and guaranteed premiums and benefits. Benefits and expenses are matched with such income to result in the recognition of profit over the life of the contracts.

The Company underwrites retroactive loss portfolio transfer (LPT) contracts in which insured loss events have occurred prior to the inception of the contract. These contracts are evaluated to determine whether they meet the established criteria for reinsurance accounting and, if so, at inception, written premiums are fully earned and corresponding losses and loss expenses recognized. The contracts can cause significant variances in gross premiums written, net premiums written, net premiums earned, and net incurred losses in the years in which they are written. Reinsurance contracts sold not meeting the established criteria for reinsurance accounting are recorded using the deposit method.

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

Advertising costs are expensed as incurred except for direct-response campaigns, principally related to personal accident (A&H) business produced by the Insurance – Overseas General segment, which are deferred and recognized over the expected future benefit period in accordance with Statement of Position 93-7, Reporting on Advertising Costs. For individual direct-response marketing campaigns that the Company can demonstrate have specifically resulted in incremental sales to customers and such sales have probable future economic benefits, incremental costs directly related to the marketing campaigns are capitalized. Deferred marketing costs are reviewed regularly for recoverability and amortized over the expected economic future benefit period. The expected future benefit period is evaluated periodically based on historical results and adjusted prospectively. The amount of deferred marketing costs reported in deferred policy acquisition costs was $282 million and $216 million at December 31, 2007 and 2006, respectively. The amortization expense for deferred marketing costs was $91 million, $52 million, and $66 million for the years ended December 31, 2007, 2006, and 2005, respectively.

d) Reinsurance

In the ordinary course of business, the Company’s insurance subsidiaries assume and cede reinsurance with other insurance companies. These agreements provide greater diversification of business and minimize the net loss potential arising from large risks. Ceded reinsurance contracts do not relieve the Company of its primary obligation to its policyholders.

For both ceded and assumed reinsurance, risk transfer requirements must be met in order to obtain reinsurance status for accounting purposes, principally resulting in the recognition of cash flows under the contract as premiums and losses. To meet risk transfer requirements, a reinsurance contract must include insurance risk, consisting of both underwriting and timing risk, and a reasonable possibility of a significant loss for the assuming entity. To assess risk transfer for certain contracts, the Company generally develops expected discounted cash flow analyses at contract inception. If risk transfer requirements are not met, a contract is accounted for using the deposit method. Deposit accounting requires that consideration received or paid be recorded in the balance sheet as opposed to premiums written or losses incurred in the statement of operations and any non-refundable fees earned based on the terms of the contract. Refer to Note 2 k).

Reinsurance recoverable includes the balances due from reinsurance companies for paid and unpaid losses and loss expenses that will be recovered from reinsurers, based on contracts in force, and is presented net of a provision for uncollectible reinsurance that has been determined based upon a review of the financial condition of the reinsurers and other factors. The method for determining the reinsurance recoverable on unpaid losses and loss expenses incurred but not reported (IBNR) involves actuarial estimates as well as a determination of the Company’s ability to cede unpaid losses and loss expenses under its existing reinsurance contracts. The provision for uncollectible reinsurance is based on an estimate of the amount of the reinsurance recoverable balance that the Company will ultimately be unable to recover due to reinsurer insolvency, a contractual dispute, or any other reason. The valuation of this provision includes several judgments including

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

certain aspects of the allocation of reinsurance recoverable on IBNR claims by reinsurer and a default analysis to estimate uncollectible reinsurance. The primary components of the default analysis are reinsurance recoverable balances by reinsurer, net of collateral, and default factors used to determine the portion of a reinsurer’s balance deemed uncollectible. The definition of collateral for this purpose requires some judgment and is generally limited to assets held in an ACE-only beneficiary trust, letters of credit, and liabilities held by the Company with the same legal entity for which it believes there is a right of offset. The determination of the default factor is principally based on the financial strength rating of the reinsurer and a default factor applicable to the financial strength rating. Default factors require considerable judgment and are determined using the current financial strength rating, or rating equivalent, of each reinsurer as well as other key considerations and assumptions. The more significant considerations include, but are not necessarily limited to, the following:

•For reinsurers that maintain a financial strength rating from a major rating agency, and for which recoverable balances are considered representative of the larger population (i.e., default probabilities are consistent with similarly rated reinsurers and payment durations conform to averages), the financial rating is based on a published source and the default factor is based on published default statistics of a major rating agency applicable to the reinsurer’s particular rating class. When a recoverable is expected to be paid in a brief period of time by a highly rated reinsurer, such as certain property catastrophe claims, a default factor may not be applied;

•For balances recoverable from reinsurers that are both unrated by a major rating agency and for which management is unable to determine a credible rating equivalent based on a parent, affiliate, or peer company, the Company determines a rating equivalent based on an analysis of the reinsurer that considers an assessment of the creditworthiness of the particular entity, industry benchmarks, or other factors as considered appropriate. The Company then applies the applicable default factor for that rating class. For balances recoverable from unrated reinsurers for which the ceded reserve is below a certain threshold, the Company generally applies a default factor of 25 percent;

•For balances recoverable from reinsurers that are either insolvent or under regulatory supervision, the Company establishes a default factor and resulting provision for uncollectible reinsurance based on specific facts and circumstances surrounding each company. Upon initial notification of an insolvency, the Company generally recognizes expense for a substantial portion of all balances outstanding, net of collateral, through a combination of write-offs of recoverable balances and increases to the provision for uncollectible reinsurance. When regulatory action is taken on a reinsurer, the Company generally recognizes a default factor by estimating an expected recovery on all balances outstanding, net of collateral. When sufficient credible information becomes available, the Company adjusts the provision for uncollectible reinsurance by establishing a default factor pursuant to information received; and

•For other recoverables, management determines the provision for uncollectible reinsurance based on the specific facts and circumstances of that dispute.

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

The value of reinsurance business assumed of $137 million and $220 million at December 31, 2007 and 2006, respectively, included in Other assets in the accompanying consolidated balance sheets, represents the excess of estimated ultimate value of the liabilities assumed under retroactive reinsurance contracts over consideration received. The value of reinsurance business assumed is amortized and recorded to losses and loss expenses based on the payment pattern of the losses assumed. The unamortized value is reviewed regularly to determine if it is recoverable based upon the terms of the contract, estimated losses and loss expenses, and anticipated investment income. If such amounts are estimated to be unrecoverable, they are expensed in the period identified.

e) Investments

The Company’s fixed maturity investments are classified as either “available for sale” or “held to maturity”. The Company’s available for sale portfolio is reported at fair value, being the quoted market price of these securities provided by either independent pricing services or, when such prices are not available, by reference to broker or underwriter bid indications. The Company’s held to maturity portfolio includes securities for which the Company has the ability and intent to hold to maturity or redemption and is reported at amortized cost. Equity securities are classified as available for sale and are recorded at fair value based on quoted market prices. Short-term investments comprise securities due to mature within one year of the date of purchase. Short-term investments include certain cash and cash equivalents, which are part of investment portfolios under the management of external investment managers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

Other investments is principally comprised of other direct equity investments, investment funds, limited partnerships, life insurance policies, and trading securities. Except for trading securities, other investments over which the Company cannot exercise significant influence are carried at fair value with changes in fair value recognized through accumulated other comprehensive income. For these investments, investment income and realized gains are recognized as related distributions are received. The fair value of investment funds is based on the net asset value as advised by the fund. Life insurance policies are carried at policy cash surrender value. Trading securities are recorded on a trade date basis and carried at fair value. Unrealized gains and losses on trading securities are reflected in Net investment income.

Investments in partially-owned insurance companies represent direct investments in which the Company has significant influence and, as such, meet the requirements for equity accounting. The Company reports its share of the net income or loss of the partially-owned insurance companies in Other (income) expense.

Realized gains or losses on sales of investments are determined on a first-in, first-out basis. Unrealized appreciation (depreciation) on investments is included as a separate component of accumulated other comprehensive income in shareholders’ equity. The Company regularly reviews its investments for possible impairment based on: i) certain indicators of an impairment, including the amount of time a security has been in a loss position, the magnitude of the loss position, and whether the security is rated below an investment grade level; ii) the period in which cost is expected to be recovered, if at all, based on various criteria including economic conditions, credit loss experience, and other issuer-specific developments; and iii) the Company’s ability and intent to hold the security to the expected recovery period. If there is a decline in a security’s net realizable value, a determination is made as to whether that decline is temporary or “other-than-temporary”. If it is believed that a decline in the value of a particular investment in the available for sale portfolio is temporary, the decline is recorded as an unrealized loss in shareholders’ equity. If it is believed that the decline is “other-than-temporary,” the Company writes down the book value of the investment and records a realized loss in the consolidated statement of operations. The new cost basis is then amortized up to the amount recoverable based on anticipated future cash flow through Net investment income.

The Company may sell invested assets subsequent to the balance sheet date which were considered either temporarily or “other-than-temporarily” impaired at the balance sheet date. Subsequent decisions on security sales could be made based on changes in liquidity needs (i.e., arising from a large insured loss such as a catastrophe), internal risk management considerations, the financial condition of the issuer or its industry, market conditions, and new investment opportunities. The dynamic nature of portfolio management may result in a subsequent decision to sell the security and realize the loss based upon new circumstances such as those related to the changes described above. The Company believes that subsequent decisions to sell such securities are consistent with the classification of the majority of the portfolio as available for sale.

The Company utilizes futures, options, swaps, and foreign currency forward contracts for the purpose of managing certain investment portfolio risk and exposures. Refer to Note 9 for additional discussion of the objectives and strategies employed. These instruments are derivatives and reported at fair value, generally using publicly quoted market prices, and recorded in the accompanying consolidated balance sheets in Accounts payable, accrued expenses, and other liabilities with changes in market value included in Net realized gains (losses) in the consolidated statements of operations. Collateral held by brokers equal to a percentage of the total value of open futures contracts is included in Short-term investments.

Net investment income includes interest and dividend income together with amortization of fixed maturity market premiums and discounts and is net of investment management and custody fees. For mortgage-backed securities, and any other holdings for which there is a prepayment risk, prepayment assumptions are evaluated and revised as necessary. Any adjustments required due to the resultant change in effective yields and maturities are recognized prospectively. Prepayment fees or call premiums that are only payable to the Company when a security is called prior to its maturity are earned when received and reflected in Net investment income.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

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

f) Cash

Cash includes cash on hand and deposits with an original maturity of three months or less at time of purchase. Cash held by external money managers is included in Short-term investments.

g) Goodwill

Goodwill represents the excess of the cost of acquisitions over the fair value of net assets acquired and is not amortized. For purposes of annual impairment evaluation, goodwill is assigned to the applicable reporting unit of the acquired entities giving rise to the goodwill. Goodwill recorded in connection with investments in partially-owned insurance companies is recorded in Investments in partially-owned insurance companies and is also measured for impairment annually. Impairment tests are performed annually for each acquired entity giving rise to goodwill, or more frequently if circumstances indicate that a possible impairment has occurred. In the Company’s impairment tests, to estimate the fair value of a reporting unit, both an earnings model, that considers forecasted earnings and other financial ratios of the reporting unit as well as relevant financial data of comparable companies to the reporting unit such as the relationship of price to earnings for recent transactions and market valuations of publicly traded companies, and an analysis of the present value of estimated net cash flows are used.

h) Unpaid losses and loss expenses

A liability is established for the estimated unpaid losses and loss expenses of the Company under the terms of, and with respect to, its policies and agreements. These amounts include provision for both reported claims (case reserves) and IBNR claims. The methods of determining such estimates and establishing the resulting liability are reviewed regularly and any adjustments are reflected in operations in the period in which they become known. Future developments may result in losses and loss expenses materially greater or less than recorded amounts. Except for net loss and loss expenses reserves of $117 million, representing structured settlements for which the timing and amount of future claim payments are reliably determinable, the Company does not discount its P&C loss reserves.

Included in unpaid losses and loss expenses are liabilities for A&E claims and expenses. These unpaid losses and loss expenses are principally related to claims arising from remediation costs associated with hazardous waste sites and bodily-injury claims related to asbestos products and environmental hazards. The estimation of these liabilities is particularly sensitive to changes in the legal environment, including specific settlements that may be used as precedents to settle future claims. However, ACE does not anticipate future changes in laws and regulations in setting its A&E reserve levels.

Prior period development arises from changes to loss estimates recognized in the current year that relate to loss reserves first reported in previous calendar years and excludes the effect of losses from the development of earned premiums from previous accident years. For purposes of analysis and disclosure, management views prior period development to be changes in the nominal value of loss estimates from period to period and excludes changes in loss estimates that do not arise from the emergence of claims, such as those related to uncollectible reinsurance, interest, unallocated loss adjustment expenses, or foreign currency. Accordingly, specific items excluded from prior period development include the following: gains/losses related to foreign currency translation that affect both the valuation of unpaid losses and loss expenses; losses recognized from the early termination or commutation of reinsurance agreements that principally relate to the time value of money; changes in the value of reinsurance business assumed reflected in losses incurred but principally related to the time value of money; and losses that arise from changes in estimates of earned premiums from prior accident years. Except for foreign currency revaluation, which is disclosed separately, these items are included in current year losses.

i) Future policy benefits for life and annuity contracts

The development of assumed life and annuity policy reserves requires management to make estimates and assumptions regarding mortality, morbidity, lapse, expense, and investment experience. Such estimates are primarily based on historical experience and information provided by ceding companies. Actual results could differ materially from these estimates. Management monitors actual experience, and where circumstances warrant, will revise its assumptions and the related reserve estimates. These revisions are recorded in the period they are determined.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

j) Assumed reinsurance programs involving minimum benefit guarantees under annuity contracts

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

The guarantees which are payable on death, referred to as guaranteed minimum death benefits (GMDB), principally cover shortfalls between accumulated account value at the time of an annuitant’s death and either i) an annuitant’s total deposits; ii) an annuitant’s total deposits plus a minimum annual return; or iii) the highest accumulated account value attained during any policy anniversary date. In addition, a death benefit may be based on a formula specified in the variable annuity contract that uses a percentage of the growth of the underlying contract value. Reinsurance programs covering GMDBs are accounted for pursuant to Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts (SOP 03-1). Pursuant to SOP 03-1, liabilities for the GMDBs are based on cumulative assessments or premiums to date multiplied by a benefit ratio that is determined by estimating the present value of benefit payments and related adjustment expenses divided by the present value of cumulative assessment or expected fees during the contract period. In the event the Company was to anticipate an ultimate loss on the business over the in-force period of the underlying annuities, an additional liability would be established to recognize such losses.

Under reinsurance programs covering living benefit guarantees, the Company assumes the risk of GMIBs associated with variable annuity contracts. The GMIB risk is triggered if, at the time the contract holder elects to convert the accumulated account value to a periodic payment stream (annuitize), the accumulated account value is not sufficient to provide a guaranteed minimum level of monthly income. The Company’s GMIB reinsurance product meets the definition of a derivative for accounting purposes and is therefore carried at fair value with changes in fair value recognized in income in the period of the change pursuant to Financial Accounting Standard (FAS) No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133) and classified as described below. As the assuming entity, the Company is obligated to provide coverage until the expiration of the underlying annuities. Premiums received under the reinsurance treaties are classified as premium. Expected losses allocated to premiums received are classified as life and annuity benefits and valued pursuant to SOP 03-1, similar to GMDB reinsurance. Other changes in fair value, principally arising from changes in expected losses allocated to expected future premiums, are classified as realized gains (losses). As fair value generally represents the cost to exit a business and thus includes a risk margin, the Company may recognize a realized loss for other changes in fair value during a given period due to adverse changes in the capital markets (i.e., declining interest rates and/or declining equity markets) even when the Company continues to expect the business to be profitable. Management believes this presentation provides the most meaningful disclosure of changes in the underlying risk within the GMIB reinsurance programs for a given reporting period. Refer to Note 4 c).

k) Deposit assets and liabilities

Deposit assets arise from ceded reinsurance contracts purchased by the Company that do not transfer significant underwriting or timing risk. Under deposit accounting, consideration received or paid, excluding non-refundable fees, is recorded as a deposit asset or liability in the balance sheet as opposed to ceded premiums and losses in the statement of operations. Interest income on deposits, representing the consideration received or to be received in excess of cash payments related to the deposit contract, is earned based on an effective yield calculation. The calculation of the effective yield is based on the amount and timing of actual cash flows as of the balance sheet date and the estimated amount and timing of future cash flows. The effective yield is recalculated periodically to reflect revised estimates of cash flows. When a change in the actual or estimated cash flows occurs, the resulting change to the carrying amount of the deposit asset is reported as income or expense. Deposit assets of $131 million and $160 million at December 31, 2007 and 2006, respectively, are reflected in Other assets in the balance sheets and the accretion of deposit assets related to interest pursuant to the effective yield calculation is reflected in Net investment income in the statement of operations.

Non-refundable fees are earned based on the terms of the contract considering facts and circumstances specific to each contract. Non-refundable fees paid but unearned are reflected in Other assets in the balance sheet and earned fees are reflected in Other (income) expense in the statement of operations.

Deposit liabilities include reinsurance deposit liabilities of $325 million and $311 million and contract holder deposit funds of $26 million and $24 million at December 31, 2007 and 2006, respectively. The reinsurance deposit liabilities arise from contracts sold by the Company for which there is not a significant transfer of risk. At contract inception, the deposit

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

liability is equal to net cash received by the Company. An accretion rate is established based on actuarial estimates whereby the deposit liability is increased to the estimated amount payable over the term of the contract. The deposit accretion rate is the rate of return required to fund expected future payment obligations. The Company periodically reassesses the estimated ultimate liability and related expected rate of return. Any resulting changes to the amount of the deposit liability are reflected as an adjustment to earnings to reflect the cumulative effect of the period the contract has been in force, and by an adjustment to the future accretion rate of the liability over the remaining estimated contract term.

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

l) Translation of foreign currencies

Financial statements of the Company’s foreign divisions are valued in foreign currencies, referred to as the functional currency. Under FAS No. 52, Foreign Currency Translation, functional currency assets and liabilities are translated into the reporting currency, U.S. dollars, using period end rates of exchange and the related translation adjustments are recorded as a separate component of accumulated other comprehensive income. Functional statement of operations amounts expressed in functional currencies are translated using average exchange rates. Gains and losses resulting from foreign currency transactions are recorded in Net realized gains (losses).

m) Income taxes

Income taxes have been provided for in accordance with the provisions of FAS No. 109, Accounting for Income Taxes (FAS 109), for those operations which are subject to income taxes. Refer to Note 7. Deferred tax assets and liabilities result from temporary differences between the amounts recorded in the consolidated financial statements and the tax basis of the Company’s assets and liabilities. Such temporary differences are primarily due to the tax basis discount on unpaid losses and loss expenses, unearned premiums reserves, foreign tax credits, deferred policy acquisition costs, net unrealized appreciation on investments, and un-remitted foreign earnings. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance against deferred tax assets is recorded if it is more likely than not that all, or some portion, of the benefits related to deferred tax assets will not be realized.

n) Earnings per share

Basic earnings per share is calculated using the weighted-average shares outstanding. All potentially dilutive securities including unvested restricted stock, stock options, warrants, and convertible securities are excluded from the basic earnings per share calculation. In calculating diluted earnings per share, the weighted-average shares outstanding is increased to include all potentially dilutive securities. The incremental shares from assumed conversions are not included in computing diluted loss per share amounts as these shares are considered anti-dilutive. Basic and diluted earnings per share are calculated by dividing net income available to ordinary shareholders by the applicable weighted-average number of shares outstanding during the year.

o) Cash flow information

Purchases and sales or maturities of short-term investments are recorded net for purposes of the statements of cash flows and are included with fixed maturities.

p) Derivatives

The Company recognizes all derivatives as either assets or liabilities in the consolidated balance sheets which are measured at the fair value of the instrument. The Company participates in derivative instruments in two principal ways as follows:

(i) To sell protection to customers as an insurance or reinsurance contract that meets the definition of a derivative under FAS 133. For 2007 and 2006, the reinsurance of GMIBs was the Company’s primary product falling into this category. Refer to Note 2 j) above for a description of this product and related accounting treatment; and

(ii) To mitigate financial risks, principally arising from investment holdings, products sold, or assets and liabilities held in foreign currencies. For these instruments, changes in assets or liabilities measured at fair value are recorded as realized gains or losses in the consolidated statement of operations.

The Company did not designate any derivatives as accounting hedges during 2007, 2006, or 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

q) Share-based compensation

Effective January 1, 2006, the Company accounts for share-based compensation plans in accordance with FAS No. 123 (Revised), Share-Based Payment (FAS 123R). This statement requires all companies to measure and record compensation cost for all share-based payment awards (including employee stock options) at grant-date fair value. Prior to the adoption of FAS 123R, the Company accounted for its share-based compensation plans in accordance with Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees (APB 25). In accordance with APB 25, the Company did not recognize compensation expense for employee stock options in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying Ordinary Shares on the date of the grant. In addition, the Company did not recognize expenses related to its employee stock purchase plan (ESPP). Upon adopting FAS 123R on January 1, 2006, the Company began recognizing expenses related to employee stock options and its ESPP. For additional details relating to share-based compensation and the cumulative effect of the change in accounting principle, refer to Note 12.

r) New accounting pronouncements

Adopted in 2007

Accounting for uncertainty in income taxes

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in tax positions by prescribing a financial statement recognition threshold and measurement attribute for uncertain tax positions taken or expected to be taken in a tax return. Further, FIN 48 expands the required disclosures associated with such uncertain tax positions. The Company adopted FIN 48 as of January 1, 2007, and the cumulative effect of adoption resulted in a reduction to retained earnings of $22 million. For additional information regarding the adoption of FIN 48, refer to Note 7.

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

Accounting by insurance enterprises for deferred acquisition costs in connection with modifications or exchanges of insurance contracts

In September 2005, the Accounting Standards Executive Committee issued Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (SOP 05-1). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The adoption of SOP 05-1 effective January 1, 2007, did not have a material impact on the Company’s financial condition or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

To be adopted after 2007

Fair value measurements

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements (FAS 157). FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. FAS 157 focuses on how to measure fair value and establishes a three-level hierarchy for both measurement and disclosure purposes. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. Under FAS 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. FAS 157 does not expand the use of fair value measurement to any new circumstances. The Company does not expect the adoption of FAS 157 to have a material impact on its financial condition or results of operations.

Fair value option

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (FAS 159). FAS 159 permits an entity to irrevocably elect fair value on a contract-by-contract basis as the initial and subsequent measurement attribute for many financial assets and liabilities and certain other items including insurance contracts. FAS 159 is effective for fiscal years beginning after November 15, 2007. At the time of adoption, the effect of the first re-measurement to fair value would be a cumulative effect adjustment to the opening balance of retained earnings. Subsequent to adoption, changes in fair value related to financial assets or liabilities for which the fair value option is exercised, would be recognized in earnings and any upfront costs expensed. Consequently, while there would be no impact to the Company’s book value, volatility due to changes in the value of the investment portfolio would be recorded in realized gains (losses) in the consolidated statement of operations. The Company may elect the fair value option for certain of its available for sale securities. Given that these securities are already reported at fair value, the Company does not expect the adoption of FAS 159 to have a material impact on its financial condition although it could have a material effect on the results of operations in periods subsequent to adoption, if elected.

Income tax benefits of dividends on share-based payment awards

In October 2006, the FASB issued Emerging Issues Task Force (EITF) Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (EITF 06-11). EITF 06-11 provides guidance on the treatment of realized income tax benefits arising from dividend payments to employees holding equity shares, non-vested equity share units, and outstanding equity share options. EITF 06-11 shall be applied prospectively to the income tax benefits of dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact, if any, of adopting EITF 06-11. The Company does not expect the adoption of EITF 06-11 to have a material impact on the Company’s financial condition or results of operations.

Business combinations

In December 2007, the FASB issued FAS 141 (Revised), Business Combinations (FAS 141R). FAS 141R provides a definition of the “acquirer” in a business combination, broadens the application of the acquisition method to all business combinations where one entity obtains control over one or more businesses, and establishes principles and requirements for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the “acquiree”; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and discloses information to enable users to evaluate the nature and financial effects of the business combination. FAS 141R shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of FAS 141R to have a material impact on the Company’s financial condition or results of operations.

Noncontrolling interests

In December 2007, the FASB issued FAS 160, Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51 (FAS 160). FAS 160 established accounting and reporting standards that require that ownership interests in subsidiaries held by parties other than the parent be presented in the consolidated statement of shareholders’ equity separately from the parent’s equity; the consolidated net income attributable to the parent and noncontrolling interest be presented on face of the consolidated statements of operations; changes in a parent’s ownership interest while the parent retains controlling financial interest in its subsidiary be accounted for consistently; and sufficient disclosure that identifies and distinguishes between the interests of the parent and noncontrolling owners. FAS 160 is effective for fiscal years, and interim

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect the adoption of FAS 160 to have a material impact on the Company’s financial condition or results of operations.

3. Investments

a) Fixed maturities

The fair values and amortized costs of and the gross unrealized appreciation (depreciation) related to fixed maturities at December 31, 2007 and 2006, are as follows:

	2007				2006
(in millions of U.S. dollars)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
Available for sale
U.S. Treasury and agency	$2,020	$56	$(3)	$2,073	$2,513	$18	$(7)	$2,524
Foreign	7,418	109	(98)	7,429	6,406	47	(50)	6,403
Corporate securities	9,669	130	(138)	9,661	8,757	111	(25)	8,843
Mortgage-backed securities	12,680	160	(29)	12,811	10,331	67	(14)	10,384
States, municipalities, and political subdivisions	1,207	10	(7)	1,210	382	6	(2)	386
	$32,994	$465	$(275)	$33,184	$28,389	$249	$(98)	$28,540
Held to maturity
U.S. Treasury and agency	$868	$24	$–	$892	$1,015	$–	$(10)	$1,005
Foreign	63	–	–	63	55	–	(1)	54
Corporate securities	505	3	(4)	504	577	2	(8)	571
Mortgage-backed securities	921	4	(3)	922	976	–	(14)	962
States, municipalities, and political subdivisions	630	4	–	634	424	1	(2)	423
	$2,987	$35	$(7)	$3,015	$3,047	$3	$(35)	$3,015

Mortgage-backed securities issued by U.S. government agencies are combined with all other to be announced mortgage derivatives held (refer to Note 9 a) (iii)) and are included in the category, “Mortgage-backed securities”. Approximately 58 percent of the total mortgage-backed securities at December 31, 2007 and 2006, are represented by investments in U.S. government agency bonds. The remainder of the mortgage exposure consists of collateralized mortgage obligations and non-government mortgage-backed securities, the majority of which provide a planned structure for principal and interest payments and carry a rating of AAA by the major credit rating agencies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

Fixed maturities at December 31, 2007 and 2006, by contractual maturity, are shown below. Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

	2007		2006
(in millions of U.S. dollars)	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Available for sale; maturity period
Due in 1 year or less	$1,192	$1,176	$985	$987
Due after 1 year through 5 years	8,970	8,867	8,743	8,714
Due after 5 years through 10 years	6,643	6,635	6,020	5,969
Due after 10 years	3,568	3,636	2,408	2,388
	20,373	20,314	18,156	18,058
Mortgage-backed securities	12,811	12,680	10,384	10,331
	$33,184	$32,994	$28,540	$28,389
Held to maturity; maturity period
Due in 1 year or less	$322	$321	$197	$198
Due after 1 year through 5 years	1,325	1,309	1,310	1,323
Due after 5 years through 10 years	376	367	477	481
Due after 10 years	70	69	69	69
	2,093	2,066	2,053	2,071
Mortgage-backed securities	922	921	962	976
	$3,015	$2,987	$3,015	$3,047

b) Equity securities

The gross unrealized appreciation (depreciation) on equity securities at December 31, 2007 and 2006, is as follows:

(in millions of U.S. dollars)	2007	2006
Equity securities – cost	$1,618	$1,372
Gross unrealized appreciation	311	349
Gross unrealized depreciation	(92)	(8)
Equity securities – fair value	$1,837	$1,713

c) Other investments

Other investments over which the Company cannot exercise significant influence are carried at fair value with changes in fair value reflected in other comprehensive income. Partially-owned investment companies over which the Company has significant influence are carried under the equity method of accounting. Life insurance policies are carried at policy cash surrender value. Trading securities are carried at fair value with changes in fair value reflected in net income. At December 31, 2007, trading securities included $54 million of equity securities and $5 million of fixed maturities, compared with $50 million and $13 million, respectively, at December 31, 2006. The Company maintains rabbi trusts, the holdings of which include all of these life insurance policies and trading securities. Refer to Note 11 e).

Other investments at December 31, 2007 and 2006, are as follows:

	2007		2006
(in millions of U.S. dollars)	Fair Value	Cost	Fair Value	Cost
Investment funds	$347	$227	$308	$220
Limited partnerships	482	427	215	187
Partially-owned investment companies	61	71	44	48
Life insurance policies	88	88	82	82
Trading securities	59	49	63	57
Other	103	18	133	67
Total	$1,140	$880	$845	$661

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

d) Investments in partially-owned insurance companies

Investments in partially-owned insurance companies at December 31, 2007 and 2006, are comprised of the following:

	2007		2006
Company (in millions of U.S. dollars)	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
Freisenbruch-Meyer	$9	40.0%	$7	40.0%
Intrepid Re Holdings Limited	80	38.5%	77	38.5%
Assured Guaranty Ltd.	392	23.9%	469	28.4%
Huatai Insurance Company	192	22.1%	151	22.1%
Rain and Hail Insurance Services, Inc.	81	20.2%	65	20.2%
Huatai Life Insurance Company	15	20.0%	16	20.0%
Island Heritage	4	11.0%	4	11.0%
Total	$773		$789

Using a quoted market price, the fair value of the Company’s investment in Assured Guaranty Ltd. was $508 million and $510 million at December 31, 2007 and 2006, respectively.

e) Gross unrealized loss

As of December 31, 2007, there were 5,094 fixed maturities out of a total of 14,475 fixed maturities in an unrealized loss position. The largest single unrealized loss in the fixed maturities was $3.7 million. There were 470 equity securities out of a total of 1,180 equity securities in an unrealized loss position. The largest single unrealized loss in the equity securities was $5.2 million. There were no securities that had been in a loss position for the previous nine consecutive months with a market value of less than 80 percent of amortized cost, or cost for equity securities. Most of the fixed maturities in an unrealized loss position were investment grade securities for which fair value declined due to increases in market interest rates from the date of purchase.

The following tables summarize, for all securities in an unrealized loss position at December 31, 2007 and 2006 (including securities on loan), the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position.

	0 – 12 Months		Over 12 Months		Total
December 31, 2007 (in millions of U.S. dollars)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. Treasury and agency	$193	$(2.5)	$31	$(0.1)	$224	$(2.6)
Foreign	3,435	(97.3)	135	(0.9)	3,570	(98.2)
Corporate securities	3,951	(138.5)	235	(3.6)	4,186	(142.1)
Mortgage-backed securities	2,967	(29.8)	139	(1.7)	3,106	(31.5)
States, municipalities, and political subdivisions	569	(7.1)	16	(0.2)	585	(7.3)
Total fixed maturities	11,115	(275.2)	556	(6.5)	11,671	(281.7)
Equities	589	(92.5)	–	–	589	(92.5)
Other investments	101	(16.3)	–	–	101	(16.3)
Total	$11,805	$(384.0)	$556	$(6.5)	$12,361	$(390.5)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

Included in the “0 – 12 Months” and “Over 12 Months” aging categories at December 31, 2007, are fixed maturities held to maturity with combined fair values of $361 million and $318 million, respectively. The associated gross unrealized losses included in the “0 – 12 Months” and “Over 12 Months” aging categories are $3 million and $4 million, respectively.

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

Included in the “0 – 12 Months” and “Over 12 Months” aging categories at December 31, 2006, are fixed maturities held to maturity with combined fair values of $1.2 billion and $1.6 billion, respectively. The associated gross unrealized losses included in the “0 – 12 Months” and “Over 12 Months” aging categories were $11 million and $24 million, respectively.

Each quarter, the Company reviews all of its securities in an unrealized loss position (impaired securities), including fixed maturity securities, securities on loan, equity securities, and other investments, to determine whether the impairment is “other-than-temporary”. Initially, the Company identifies those impaired securities to be specifically evaluated for a potential “other-than-temporary” impairment (OTTI). In this process, the following is considered by type of security:

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

• those securities that are rated below investment grade by at least one major rating agency; or

• those securities subject to EITF 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, with contractual cash flows including asset-backed securities, whenever there is an adverse change in the amount or timing of cash flows or indications of a change in credit.

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

• the issuer’s financial condition and the Company’s assessment (using available market information) of its ability to make future scheduled principal and interest payments on a timely basis; and

• current financial strength or debt rating, analysis, and guidance provided by rating agencies and analysts.

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

f) Net realized gains (losses) and change in net unrealized appreciation (depreciation) on investments

Net realized gains (losses) and the change in net unrealized appreciation (depreciation) on investments for the years ended December 31, 2007, 2006, and 2005, are as follows:

(in millions of U.S. dollars)	2007	2006	2005
Fixed maturities
Gross realized gains	$257	$131	$152
Gross realized losses	(232)	(153)	(129)
Other-than-temporary impairments	(123)	(198)	(68)
	(98)	(220)	(45)
Equity securities
Gross realized gains	200	182	122
Gross realized losses	(22)	(9)	(30)
Other-than-temporary impairments	(16)	(10)	(16)
	162	163	76
Other investments gains (losses)	39	34	8
Write-down of other investments	(2)	(6)	(4)
Foreign currency gains (losses)	4	(13)	–
Futures, option contracts, and swaps	(19)	(18)	12
Fair value adjustment on insurance derivatives	(147)	(15)	29
Sale of certain run-off reinsurance subsidiaries	–	(23)	–
Net realized gains (losses)	(61)	(98)	76
Change in net unrealized appreciation (depreciation) on investments
Fixed maturities available for sale	51	139	(457)
Fixed maturities held to maturity	(3)	(5)	10
Equity securities	(122)	114	23
Other investments	73	101	21
Investments in partially-owned insurance companies	25	4	17
Income tax (expense) benefit	(23)	(63)	69
Change in net unrealized appreciation (depreciation) on investments	1	290	(317)
Total net realized gains (losses) and change in net unrealized appreciation (depreciation) on investments	$(60)	$192	$(241)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

g) Net investment income

Net investment income for the years ended December 31, 2007, 2006, and 2005, was derived from the following sources:

(in millions of U.S. dollars)	2007	2006	2005
Fixed maturities	$1,773	$1,463	$1,170
Short-term investments	130	119	86
Equity securities	68	57	50
Other	25	26	22
Gross investment income	1,996	1,665	1,328
Investment expenses	(78)	(64)	(64)
Net investment income	$1,918	$1,601	$1,264

h) Restricted assets

The Company is required to maintain assets on deposit with various regulatory authorities to support its insurance and reinsurance operations. These requirements are generally promulgated in the statutory regulations of the individual jurisdictions. The assets on deposit are available to settle insurance and reinsurance liabilities. The Company also utilizes trust funds in certain large transactions where the trust funds are set up for the benefit of the ceding companies and generally take the place of letter of credit (LOC) requirements. The Company also has investments in segregated portfolios primarily to provide collateral or guarantees for LOCs and debt instruments described in Notes 8 and 9. At December 31, 2007, restricted assets of $8.3 billion are included in fixed maturities and short-term investments. The remaining balance is included in equity securities and cash. The components of the fair value of the restricted assets at December 31, 2007 and 2006, are as follows:

(in millions of U.S. dollars)	2007	2006
Deposits with U.S. regulatory authorities	$1,068	$999
Deposits with non-U.S. regulatory authorities	2,101	1,968
Assets used for collateral or guarantees	1,116	1,045
Trust funds	4,349	3,008
	$8,634	$7,020

4. Reinsurance

a) Consolidated reinsurance

The Company purchases reinsurance to manage various exposures including catastrophe risks. Although reinsurance agreements contractually obligate the Company’s reinsurers to reimburse it for the agreed-upon portion of its gross paid losses, they do not discharge the primary liability of the Company. The amounts for net premiums written and net premiums earned in the consolidated statements of operations are net of reinsurance. Direct, assumed, and ceded premiums for the years ended December 31, 2007, 2006, and 2005, are as follows:

(in millions of U.S. dollars)	2007	2006	2005
Premiums written
Direct	$14,464	$13,892	$13,240
Assumed	3,276	3,509	3,571
Ceded	(5,761)	(5,371)	(5,019)
Net	$11,979	$12,030	$11,792
Premiums earned
Direct	$14,673	$13,562	$13,106
Assumed	3,458	3,461	3,654
Ceded	(5,834)	(5,198)	(5,012)
Net	$12,297	$11,825	$11,748

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

For the years ended December 31, 2007, 2006, and 2005, the Company recorded reinsurance recoveries on losses and loss expenses incurred of $3.5 billion, $2.8 billion, and $4.7 billion, respectively.

b) Reinsurance recoverable on ceded reinsurance

The composition of the Company’s reinsurance recoverable at December 31, 2007 and 2006, is as follows:

(in millions of U.S. dollars)	2007	2006
Reinsurance recoverable on unpaid losses and loss expenses	$13,990	$13,903
Provision for uncollectible reinsurance on unpaid losses and loss expenses	(470)	(394)
Reinsurance recoverable on unpaid losses and loss expenses, net of a provision for uncollectible reinsurance	13,520	13,509
Reinsurance recoverable on paid losses and loss expenses	1,050	1,316
Provision for uncollectible reinsurance on paid losses and loss expenses	(216)	(255)
Reinsurance recoverable on future policy benefits	8	10
Net reinsurance recoverable	$14,362	$14,580

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

The following table shows a breakdown of the Company’s reinsurance recoverable on paid losses and loss expenses at December 31, 2007 and 2006.

	2007			2006
Category (in millions of U.S. dollars)	Recoverable Amount	Provision	% of Recoverable Amount	Recoverable Amount	Provision	% of Recoverable Amount
General collections	$789	41	5.2%	$932	$53	5.7%
Other	261	175	67%	384	202	52.6%
Total	$1,050	216	20.6%	$1,316	$255	19.4%

General collections balances represent amounts in the process of collection in the normal course of business, for which the Company has no indication of dispute or credit-related issues.

The other category includes amounts recoverable that are in dispute or are from companies who are in supervision, rehabilitation, or liquidation for the Brandywine Group and active operations. The Company’s estimation of this reserve considers the merits of the underlying matter, the credit quality of the reinsurer, and whether the Company has received collateral or other credit protections such as multi-beneficiary trusts and parental guarantees.

The following tables provide a listing, at December 31, 2007, of the Company’s largest reinsurers with the first category representing the top 10 reinsurers and the second category representing the remaining reinsurers with balances greater than $20 million. The third category includes amounts due from approximately 1,400 companies, each having balances of less than $20 million. The provision for uncollectible reinsurance for these three categories is principally based on an analysis of the credit quality of the reinsurer and collateral balances. The next category, mandatory pools and government agencies, includes amounts backed by certain state and federal agencies. In certain states, insurance companies are required by law to participate in these pools. The fifth category, structured settlements, includes annuities purchased from life insurance companies to settle claims. Since the Company retains the ultimate liability in the event that the life company fails to pay, it reflects the amount as a liability and a recoverable for GAAP purposes. The next category, captives, includes companies established and owned by the Company’s insurance clients to assume a significant portion of their direct insurance risk from the Company (they are structured to allow clients to self-insure a portion of their insurance risk). It is generally the Company’s policy to obtain collateral equal to expected losses; where appropriate, exceptions are granted but only with review and approval at a senior officer level. The final category, other, includes amounts recoverable that are in dispute or are from companies that are in supervision, rehabilitation, or liquidation. The Company establishes its provision for uncollectible reinsurance in this category based on a case by case analysis of individual situations including credit and collateral analysis and consideration of the Company’s collection experience in similar situations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

Breakdown of Reinsurance Recoverable (in millions of U.S. dollars)	2007	Provision	% of Gross
Categories
Top 10 reinsurers	$7,627	$99	1.3%
Other reinsurers balances greater than $20 million	3,375	170	5.0%
Other reinsurers balances less than $20 million	728	83	11.4%
Mandatory pools and government agencies	562	3	0.5%
Structured settlements	551	16	2.9%
Captives	1,507	21	1.4%
Other	698	294	42.1%
Total	$15,048	$686	4.6%

Top 10 Reinsurers (net of collateral)
American International Group	Hannover Group
Berkshire Hathaway Insurance Group	Lloyd’s of London
Chubb Insurance Group	Munich Re Group
Equitas	Swiss Re Group
Everest Re Group	XL Capital Group

Other Reinsurers Balances Greater Than $20 million (net of collateral)
AGRI General Ins Co	Dow Chemical Co	Platinum Underwriters
AIOI Insurance Group	Dukes Place Holdings	PMA Capital Corporation
Allianz	Electric Insurance Company	Power Corp Of Canada
Allied World Assurance Group	Enstar Group Ltd	Renaissance Re Holdings Ltd
Allstate Group	Fairfax Financial	Royal & Sun Alliance Insurance Group
Arch Capital	Federal Crop Insurance Corp	SCOR Group
Aspen Insurance Holdings Ltd.	FM Global Group	Sompo Japan Group
AVIVA Plc	Globale Rueckversicherungs-ag (Globale Re)	Tawa UK Ltd.
AXA	Hartford Insurance Group	Toa Reinsurance Company
Brit Insurance Holdings Plc	Independence Blue Cross Group	Travelers Companies Inc
CIGNA	IRB – Brasil Resseguros S.A. Group	Trenwick Group
CNA Insurance Companies	Liberty Mutual Insurance Companies	White Mountains Insurance Group
Dominion Insurance Co Ltd.	Millea Holdings	WR Berkley Corp
	Partner Re	Zurich Financial Services Group

c) Assumed reinsurance programs involving minimum benefit guarantees under annuity contracts

The presentation of income and expenses relating to GMDB and GMIB reinsurance for the years ended December 31, 2007, 2006, and 2005, is as follows:

(in millions of U.S. dollars)	2007	2006	2005
GMDB
Net premiums earned	$125	$104	$71
Life and annuity benefits expense	$49	$45	$34
GMIB
Net premiums earned	$107	$95	$86
Life and annuity benefits expense	$27	$(1)	$4
Realized gains (losses)	$(185)	$–	$18
Fair value components
Gain (loss) recognized in income	$(105)	$96	$100
Net cash received (disbursed)	$107	$95	$85
Net decrease (increase) in liability	$(212)	$1	$15

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

At December 31, 2007, reported liabilities for GMDB and GMIB reinsurance were $137 million and $225 million, respectively, compared with $97 million and $13 million, respectively, at December 31, 2006. The reported liability for GMIB reinsurance in 2007 and 2006 includes a fair value adjustment of $157 and ($28) million, respectively. Reported liabilities for both GMDB and GMIB reinsurance are determined using internal valuation models. Such valuations require considerable judgment and are subject to significant uncertainty. The valuation of these products is subject to fluctuations arising from, among other factors, changes in interest rates, changes in equity markets, changes in credit markets and, for GMIB reinsurance, changes in the allocation of the investments underlying annuitant’s account value and assumptions regarding future policyholder behavior. These models and the related assumptions are continually reviewed by management and enhanced, as appropriate, based upon improvements in modeling techniques and availability of more timely information, such as market conditions and demographics of in-force annuities.

At December 31, 2007, the Company’s net amount at risk from its GMDB and GMIB reinsurance programs was $1.5 billion and $14 million, respectively, compared with $776 million and $10 million, respectively, at December 31, 2006. For the GMDB programs, the net amount at risk is defined as the excess, if any, of the current guaranteed value over the current account value. For the GMIB programs, the net amount at risk is defined as the excess, if any, of the present value of the minimum guaranteed annuity payments over the present value of the annuity payments assumed (under the terms of the reinsurance contract) to be available to each policyholder.

5. Goodwill

The following table details goodwill by reporting segment at December 31, 2007 and 2006.

(in millions of U.S. dollars)	2007	2006
Insurance – North American	$1,192	$1,192
Insurance – Overseas General	1,174	1,174
Global Reinsurance	365	365
	$2,731	$2,731

6. Unpaid losses and loss expenses

Property and casualty

The Company establishes reserves for the estimated unpaid ultimate liability for losses and loss expenses under the terms of its policies and agreements. These reserves include estimates for both claims that have been reported and for IBNR, and include estimates of expenses associated with processing and settling these claims. The process of establishing reserves for P&C claims can be complex and is subject to considerable variability as it requires the use of informed estimates and judgments. The Company’s estimates and judgments may be revised as additional experience and other data become available and are reviewed, as new or improved methodologies are developed, or as current laws change. The Company continually evaluates its estimates of reserves in light of developing information and in light of discussions and negotiations with its insureds. While the Company believes that its reserves for unpaid losses and loss expenses at December 31, 2007, are adequate, new information or trends may lead to future developments in ultimate losses and loss expenses significantly greater or less than the reserves provided. Any such revisions could result in future changes in estimates of losses or reinsurance recoverable, and would be reflected in the Company’s results of operations in the period in which the estimates are changed.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

The reconciliation of unpaid losses and loss expenses for the years ended December 31, 2007, 2006, and 2005, is as follows:

(in millions of U.S. dollars)	2007	2006	2005
Gross unpaid losses and loss expenses – beginning of year	$35,517	$35,055	$31,483
Reinsurance recoverable on unpaid losses	(13,509)	(14,597)	(13,966)
Net unpaid losses and loss expenses – beginning of year	22,008	20,458	17,517
Sale of certain run-off reinsurance subsidiaries	–	(472)	–
Total	22,008	19,986	17,517
Net losses and loss expenses incurred in respect of losses occurring in:
Current year	7,568	7,082	8,485
Prior year	(217)	(12)	86
Total	7,351	7,070	8,571
Net losses and loss expenses paid in respect of losses occurring in:
Current year	1,975	1,748	2,076
Prior year	3,959	3,711	3,293
Total	5,934	5,459	5,369
Foreign currency revaluation and other	167	411	(261)
Net unpaid losses and loss expenses – end of year	23,592	22,008	20,458
Reinsurance recoverable on unpaid losses	13,520	13,509	14,597
Gross unpaid losses and loss expenses – end of year	$37,112	$35,517	$35,055

Net losses and loss expenses incurred include $217 million and $12 million of net favorable prior period development in 2007 and 2006, respectively and $86 million of net adverse prior period development in 2005.

Insurance – North American incurred net adverse prior period development of $9 million in 2007, representing 0.1 percent of the segment’s net unpaid loss and loss expense reserves at December 31, 2006. The net prior period development in 2007 was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

• Net adverse development of $39 million on long-tail business including:

• Adverse development of $21 million due to an adjustment made in 2006 relating to IBNR reserves on commuted ceded reinsurance contracts, identified and resolved during 2007;

• Adverse development of $33 million on two related specialty claims from a run-off financial guaranty program affecting accident year 2000 due to adverse judicial rulings rendered during the 2007 calendar year;

• Adverse development on the estimates of future allocated claims expense on two separate portfolios of workers’ compensation insurance totaling $28 million. This change in estimate affected the national accounts workers’ compensation business (principally accident years 2002–2004) and a run-off portfolio of workers’ compensation servicing carrier business (covering accident years 1996 and prior). For the national accounts business, the change was principally in the high deductible portfolio. Based on analyses completed during 2007, ACE USA has increased the tail factor for allocated loss adjustment expenses (ALAE) as well as the ratios of ALAE to loss used in its projection methodologies. Small movements in these assumptions produce a leveraged increase in the loss estimates across a number of accident years;

• Adverse development on the estimates of ultimate loss on a collection of run-off professional liability and medical programs totaling $20 million. These increases were the direct result of a review of all open claims that was completed during 2007. This claims review identified a number of cases where adverse change in facts and circumstances led to a significant deviation from the estimates of ultimate claim value;

• Favorable development in the estimate of ultimate loss and ALAE of $18 million in the surety business. This improvement was heavily concentrated in the 2005 and 2006 accident years. In the 2007 calendar year, the level of late reported claims and development on known claims for this portfolio was significantly below historical levels for this line of business resulting in a reduction in all loss projection methods;

• Favorable development on the national accounts casualty business, primarily general liability, of $21 million for the 2002-2004 accident years. Development on these portfolios continues to be favorable relative to the original assumptions used to price the products. Actual paid and incurred loss activity in 2007 has been lower than assumed in ACE USA’s prior projections and estimates have been modified accordingly; and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

• Favorable development of $25 million on the foreign casualty portfolio for the 2004 and prior accident years. This is partly due to an adjustment for a reserve established in 2006 for a single large claim, but also due to low levels of reported and paid loss activity on foreign captive business. This particular line has net exposure on a per occurrence basis excess of high deductibles/self-insured retentions and an aggregate basis excess of an aggregate attachment point. Expected loss emergence patterns used in the 2006 review projected higher loss development for the 2004 and prior accident years than emerged during 2007 prompting a reduction in the projection of ultimate losses.

• Net favorable development of $30 million on short-tail business including:

• Adverse development totaling $115 million relating to increases in estimates of loss for the 2005 storms primarily in the ACE Westchester Specialty Group (ACE Westchester) operation but also some modest development in the offshore energy business. This development was due primarily to a relatively small number of losses on excess policies with large exposed limits. These losses reached settlement during 2007 for amounts in excess of the case reserves prompting adjustments to projections of ultimate losses. The claims handling associated with the 2005 hurricanes has involved complex and unique causation and coverage issues. These issues continue to be present and may have a further material adverse impact on financial results;

• Favorable development of $33 million on ACE Westchester crop/hail business. This was the direct effect of recording the final settlement of the 2006 pool year from the bordereau received during the 2007 calendar year;

• Favorable development of $52 million in workers’ compensation business due to the absence of multi-claimant events such as industrial accidents for the 2006 accident year. The majority of the exposure for these perils falls under the national accounts high deductible line of business. The Company evaluates this exposure annually after the accident year has closed allowing for the late identification of significant losses. The review in 2007 of potential 2006 accident year losses has led to a decrease in the estimate of the required provision for these claims;

• Favorable development in the estimates of ultimate losses for first party lines including property and auto physical damage in the ACE Canada operations totaling $18 million, affecting primarily the 2006 accident year. Incurred loss development during calendar year 2007 on the 2006 accident year was lower than historical averages which formed the basis for the prior projections. Given the relatively short reporting pattern for this business, the actual loss emergence was assigned credibility and the ultimate loss estimates revised accordingly;

• Favorable development in the estimates of ultimate loss of $19 million on the Canadian A&H portfolio. There is limited historical experience for this product line. Losses were originally recorded using an expected loss ratio method. Actual loss emergence in calendar year 2007 has proven to be more favorable than prior projections. Given the relatively short reporting pattern for this business, the actual loss emergence was assigned credibility and the ultimate loss estimates revised accordingly; and

• Favorable development in the estimates of ultimate loss of $28 million on short tail, non-catastrophe losses in the ACE Westchester property and inland marine product lines. Attritional incurred loss activity on the 2005 and 2006 accident years in the 2007 calendar year was lower than historical averages which formed the basis for prior projections.

Insurance – North American incurred net adverse prior period development of $65 million in 2006, representing 0.5 percent of the segment’s net unpaid loss and loss expense reserves at December 31, 2005. The net prior period development in 2006 was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

• Net adverse development of $60 million on long-tail business including:

• Adverse development of $57 million on a small number of run-off portfolios in the U.S. with predominantly middle market workers’ compensation exposures from accident years 1996 and prior. In 2006, the selected tail factors were lengthened due to an increasing trend observed in industry statistics published in 2006, and a modest deterioration in claims experience related to the medical cost component of individual claims that emerged since the prior study;

• Adverse development of $42 million on the ACE Bermuda D&O book from report years 2000-2002 driven by case estimate increases on large claims following significant events in the mediation process during 2006, including increased plaintiff demands, settlement conferences, and court proceedings;

• Favorable development of $29 million on the ACE Bermuda excess liability book driven by the settlement of a single claim in 2006 from the 1991 report year on terms more favorable than the assumptions used to establish the reserve. The reserve was released following receipt of the ruling’s terms in 2006; and

• Favorable development of $13 million on large national account workers’ compensation business written by ACE USA. ACE USA observed reported claims frequency in 2006 lower than anticipated.

• Net adverse development of $5 million on short-tail business including:

• Adverse development of $182 million related to property claims arising from 2005 catastrophes. The majority of this increase is related to property losses from Hurricane Katrina. The nature and extent of Hurricane Katrina resulted in some

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

claims that increased over previously reported damage estimates. Factors leading to these increases included demand surge and some impact to previously unimpaired layers of excess coverage;

• Favorable development on ACE Westchester’s crop/hail business of $60 million due to recording of the final settlement of the 2005 crop results. In line with normal practice for this type of business, ACE did not receive final loss reports for the 2005 year until 2006. Therefore, the prior period movements were direct results of the loss amounts within the initial and final loss reports issued during the first and second quarters of 2006 being lower than preliminary estimates;

• Favorable development of $51 million on ACE USA’s workers’ compensation short-tail catastrophe and industrial accident exposure arising from 2004 and 2005 accident years, due to favorable trends in reported loss development. For the 2004 and 2005 accident years, claims arising from industrial or travel accidents trended favorably in 2006 relative to how earlier accident years had developed at the same period of maturity; and

• Net favorable development of $46 million related to the 2004 and 2005 accident years. This favorable activity was primarily in the aerospace and surety lines of business. Both of these businesses are relatively new, in that as recently as 2002, premium volume was minimal and these businesses have grown significantly since then. During 2006, we concluded the loss experience had become sufficiently credible, due to the degree of elapsed time, to begin considering loss based projection methods which resulted in favorable prior loss development of $14 million and $18 million, respectively.

Insurance – North American experienced $103 million of net adverse prior period development in 2005, representing 0.9 percent of the segment’s net unpaid loss and loss expense reserves at December 31, 2004.

Insurance – Overseas General experienced net favorable prior period development of $192 million in 2007, representing 3.2 percent of the segment’s net unpaid loss and loss expense reserves at December 31, 2006. The net prior period development for 2007 was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

• Net favorable development of $53 million on long-tail lines of business including:

• Net favorable development of $33 million in the 2006 and prior accident years for Insurance – Overseas General long-tail lines, primarily casualty and financial lines. This favorable prior period development was in response to the annual review of long-tail lines completed during the year. There was $23 million of net favorable development for Insurance – Overseas General on the 2003-2005 accident years driven by reductions in loss development method indications and greater credibility being assigned to Bornhuetter-Ferguson projections versus expected loss ratio methods. This shift in credibility weighting between reserving methods is common practice and allows for greater recognition of actual loss emergence as accident years mature;

• Net favorable development of $20 million as a result of an update of the detailed annual evaluation of the excess exposures in Insurance – Overseas General which comprised strengthening of $89 million in accident years 2003 and prior and $45 million in accident year 2006 and a release of $154 million in accident years 2004 and 2005; and

• Adverse development of $11 million in ACE Global Markets’ long-tail professional lines, primarily in years of account 1999-2003. This adverse prior period development was largely in response to claims department recommendations on three accounts based on updated information received during the course of claim settlement in calendar year 2007.

• Net favorable development of $139 million on short-tail lines of business including:

• Favorable development of $84 million on short-tail property and fire lines primarily in the 2006 accident year in ACE International. The favorable development during the past year was due in large part to shifting credibility away from Bornhuetter-Ferguson methods and relying more heavily on loss development patterns as case incurred loss became a more accurate predictor of ultimate loss. This shift in credibility tended to reduce indicated ultimate losses since, with hindsight, the initial expected loss ratios have proven to be conservative;

• Favorable development of $13 million on 2005 hurricane losses in ACE Global Markets. This adjustment was due to the fact that after 24 months of development, it was concluded that there would be no new reported claims;

• Favorable development of $30 million on specialty A&H primarily in the 2005 and 2006 accident years in ACE Europe. This favorable prior period development followed the completion of the regular reserve review and was driven by better than expected loss experience relative to prior reserving assumptions. The favorable experience arose in direct marketing A&H businesses across several countries with no particular underlying claim or loss emergence trend identifiable;

• Favorable development of $28 million on specialty marine, primarily in the 2005 and 2006 accident years in both ACE International and ACE Global Markets. This favorable prior period development was largely in response to claims department recommendations on several large claims based on updated information received during claim settlement in calendar year 2007; and

• Adverse development of $9 million on specialty consumer lines, primarily in accident year 2006. This adverse development was primarily driven by further deterioration of ACE International’s homeowner’s warranty business in Norway. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

indicated ultimate loss was revised upwards in 2007 in response to several key claim metrics underlying the reserve estimate: number of reopened claims, loss adjustment expenses, and frequency and severity of late reported claims.

Insurance – Overseas General experienced net favorable prior period development of $72 million in 2006, representing 1.3 percent of the segment’s net unpaid loss and loss expense reserves at December 31, 2005. The net prior period development for 2006 was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

• Net adverse development of $20 million on long-tail lines of business including:

• Adverse development of $29 million on the ACE Global Markets’ professional lines portfolio. In 2006, ACE Global Markets continued to experience greater than expected reported loss activity related to years of account 2003 and prior, largely from claims related to corporate failures, allegations of management misconduct, and accounting irregularities. As a result, Insurance – Overseas General has increased the expected ultimate loss ratios for these years in response to updated claim and legal information received in 2006 on specific cases;

• Adverse development of $14 million on asbestos liabilities, excluding a provision for uncollectible reinsurance, resulting from the completion of the annual analysis of international A&E exposures by a joint legal and actuarial team during the fourth quarter of 2006; and

• Net favorable development of $23 million on ACE International’s non-A&E exposures from the 2002-2004 accident years. This movement was driven by continued favorable loss emergence, most notably on the U.K. casualty and Asia Pacific financial lines portfolios, as a result of favorable severity trends in 2006.

• Net favorable development of $92 million on short-tail lines of business including:

• Net favorable development of $111 million on short-tail property and fire lines, mainly related to accident years 2004 and 2005. The favorable development in 2006 was driven by lower than anticipated frequency and severity of late reported property claims that emerged during 2006, and favorable development and settlement of several previously reported large losses.

• Net adverse development of $19 million on other short-tail business including aviation, A&H, marine, consumer lines, and political risk. Most of the adverse development was driven by higher than expected loss activity in 2006 at ACE Global Markets, primarily on accident years 2002 and prior.

Insurance – Overseas General experienced $5 million of net adverse development in 2005, representing 0.1 percent of the segment’s net unpaid loss and loss expense reserves at December 31, 2004.

Global Reinsurance experienced net favorable prior period development of $34 million in 2007, representing 1.3 percent of the segment’s net unpaid loss and loss expense reserves at December 31, 2006. The net prior period development recorded in 2007 was the net result of several underlying favorable and adverse movements. The largest adverse movement was related to long-tail lines of business for ACE Tempest Re USA of $13 million mainly as a result of higher than expected claims reported over the last few quarters primarily in the treaty years 2000-2005 for casualty and workers’ compensation business on several accounts. Favorable movements of $47 million largely related to claim closings on short-tail property and other short-tail lines of business primarily from treaty years 2005 and prior were recorded in 2007.

Global Reinsurance experienced net favorable prior period development of $5 million in 2006, representing 0.2 percent of the segment’s net unpaid loss and loss expense reserves at December 31, 2005. The net prior period development in 2006 was the net result of several underlying favorable and adverse movements. The largest adverse movement was related to catastrophes from the 2005 accident year of $29 million as a result of increased loss reports from cedants. Favorable movements largely related to property business from accident years prior to 2005 and a number of small movements on different specialty portfolios.

Global Reinsurance experienced $22 million of net favorable prior period development in 2005, representing 1.4 percent of the segment’s net unpaid loss and loss expense reserves at December 31, 2004.

Asbestos and environmental and other run-off liabilities

Included in the liabilities for losses and loss expenses are amounts for A&E. These A&E liabilities principally relate to claims arising from bodily-injury claims related to asbestos products and remediation costs associated with hazardous waste sites. The estimation of these liabilities is particularly sensitive to future changes in the legal, social and economic environment. The Company has not assumed any such future changes in setting the value of A&E reserves, which include provisions for both reported and IBNR claims.

The Company’s exposure to A&E claims principally arises out of liabilities acquired when it purchased Westchester Specialty in 1998 and the P&C business of CIGNA in 1999, with the larger exposure contained within the liabilities acquired in the CIGNA transaction. In 1996, prior to the acquisition of the P&C business of CIGNA, the Pennsylvania Insurance Commis-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

sioner approved a plan to restructure INA Financial Corporation and its subsidiaries (the Restructuring) which included the division of Insurance Company of North America (INA) into two separate corporations: (1) an active insurance company that retained the INA name and continued to write P&C business and (2) an inactive run-off company, now called Century Indemnity Company (Century). As a result of the division, predominantly all A&E and certain other liabilities of INA were allocated to Century and extinguished, as a matter of Pennsylvania law, as liabilities of INA. As part of the Restructuring, most A&E liabilities of various U.S. affiliates of INA were reinsured to Century, and Century and certain other run-off companies having A&E and other liabilities were contributed to Brandywine Holdings Corporation (Brandywine Holdings). As part of the 1999 acquisition of the P&C business of CIGNA, the Company acquired Brandywine Holdings and its various subsidiaries. Refer to the “Brandywine Run-Off Entities” section below for additional information.

The table below presents a roll forward of consolidated A&E loss reserves, allocated and unallocated loss expense reserves for A&E exposures and the provision for uncollectible reinsurance, for the year ended December 31, 2007.

	Asbestos		Environmental		Total
(in millions of U.S. dollars)	Gross	Net	Gross	Net	Gross	Net
Balance at December 31, 2006	$3,221	$1,611	$489	$433	$3,710	$2,044
Incurred activity	–	(6)	–	–	–	(6)
Payment activity	(284)	(115)	(71)	(40)	(355)	(155)
Foreign currency revaluation	5	2	–	–	5	2
Balance at December 31, 2007	$2,942	$1,492	$418	$393	$3,360	$1,885

The A&E net loss reserves including allocated and unallocated loss expense reserves and provision for uncollectible reinsurance at December 31, 2007, of $1.885 billion shown in the above table are comprised of $1.323 billion in reserves held by Brandywine run-off companies, $224 million of reserves held by Westchester Specialty, $169 million of reserves held by ACE Bermuda, $148 million of reserves held by Insurance – Overseas General, and $21 million of reserves held by active ACE USA companies.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

The following table presents a roll forward of net loss reserves, allocated and unallocated loss adjustment expense reserves, and provision for uncollectible reinsurance in respect of Brandywine operations only, including the impact of the Brandywine NICO Agreement. The table below presents Brandywine incurred activity for the period ended December 31, 2007.

	Brandywine			NICO Coverage(3)	Net of NICO Coverage
(in millions of U.S. dollars)	A&E(1)	Other(2)	Total
Balance at December 31, 2006	$1,503	$1,101	$2,604	$1,811	$793
Incurred activity	(8)	33	25	–	25
Payment activity	(172)	(94)	(266)	(214)	(52)
Balance at December 31, 2007	$1,323	$1,040	$2,363	$1,597	$766

(1)The balance at December 31, 2006, has been reduced by $25 million of provision for uncollectible reinsurance as this balance was unrelated to A&E exposures.

(2) Other consists primarily of workers’ compensation, non-A&E general liability losses, and provision for uncollectible reinsurance on non-A&E business.

(3) The balance at December 31, 2006, has been adjusted by $104 million to reflect a change in reporting to an incurred basis from a cash-received basis.

The Brandywine A&E incurred benefit of $8 million was a result of a recovery recorded on a casualty clash reinsurance cover. The Brandywine Other incurred loss of $33 million is principally comprised of a reclassification of bad debt charges of $26 million from the active company run-off operations to Brandywine.

Reserve reviews

During 2007, the Company conducted a review of its consolidated A&E liabilities as of June 30, 2007. As a result of the internal review, the Company concluded that its net loss reserves for the Brandywine operations, including A&E, were adequate and, therefore, no change to the carried reserve was required. An internal review was also conducted during 2006 for the consolidated A&E liabilities as of June 30, 2006. For that review, the Company concluded that its net loss reserves for the Brandywine operations, including A&E, were adequate and, therefore, no change to the carried net reserve was required, while the gross loss reserves increased by approximately $210 million.

In 2006, a team of external actuaries performed an evaluation as to the adequacy of the reserves of Century. This external review was conducted in accordance with the Brandywine Restructuring Order, which requires that an external actuarial review of Century’s reserves be completed every two years. The results of the external review were addressed with the Pennsylvania Insurance Department and no changes to statutory-basis loss reserves were deemed necessary. The Company’s A&E reserves are not discounted and do not reflect any anticipated future changes in the legal, social, or economic environment, or any benefit from future legislative reforms.

Westchester Specialty – impact of NICO contracts on ACE’s run-off liabilities

As part of the acquisition of Westchester Specialty in 1998, NICO provided a 75 percent pro-rata share of $1 billion of reinsurance protection on losses and loss adjustment expenses incurred on or before December 31, 1996, in excess of a retention of $721 million (the 1998 NICO Agreement). NICO has also provided an 85 percent pro-rata share of $150 million of reinsurance protection on losses and allocated loss adjustment expenses incurred on or before December 31, 1992, in excess of a retention of $755 million (the 1992 NICO Agreement). At December 31, 2007, the remaining unused incurred limit under the 1998 NICO Agreement was $488 million which is available only for losses and loss adjustment expenses. The 1992 NICO Agreement is exhausted on an incurred basis.

The following table presents a roll forward of net loss reserves, allocated and unallocated loss adjustment expense reserves, and provision for uncollectible reinsurance in respect of 1996 and prior Westchester Specialty operations that are the subject business of the NICO covers. The table below presents incurred activity for the period ended December 31, 2007.

	Westchester Specialty			NICO Coverage(3)	Net of NICO Coverage
(in millions of U.S. dollars)	A&E(1)	Other(2)	Total
Balance at December 31, 2006	$221	$147	$368	$327	$41
Incurred activity	–	2	2	–	2
Payment activity	3	(29)	(26)	(29)	3
Balance at December 31, 2007	$224	$120	$344	$298	$46

(1) The balance at December 31, 2006, has been reduced by $50 million of reinsurance recoverable as this balance was unrelated to A&E exposures.

(2) Other consists primarily of non-A&E general liability and products liability losses.

(3) The balance at December 31, 2006, has been adjusted by $19 million to reflect a change in reporting to an incurred basis from a cash-received basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

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

The U.S.-based ACE INA companies assumed two contractual obligations in respect of the Brandywine operations in connection with the Restructuring: a dividend retention fund obligation and a surplus maintenance obligation in the form of an aggregate excess of loss reinsurance agreement. In accordance with the Brandywine restructuring order, INA Financial Corporation established and funded a dividend retention fund (the Dividend Retention Fund) consisting of $50 million plus investment earnings. The full balance of the Dividend Retention Fund was contributed to Century as of December 31, 2002. To the extent future dividends are paid by INA Holdings Corporation to its parent, INA Financial Corporation, and to the extent INA Financial Corporation then pays such dividends to INA Corporation, a portion of those dividends must be withheld to replenish the principal of the Dividend Retention Fund to $50 million within five years. In 2007, 2006, and 2005, no such dividends were paid and therefore, no replenishment of the Dividend Retention Fund occurred. The obligation to maintain and to replenish the Dividend Retention Fund as necessary and to the extent dividends are paid is ongoing until ACE INA receives prior written approval from the Pennsylvania Insurance Commissioner to terminate the fund.

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

Effective December 31, 2004, ACE INA Holdings contributed $100 million to Century in exchange for a surplus note. After giving effect to the contribution and issuance of the surplus note, the statutory surplus of Century at December 31, 2007, was $25 million and approximately $321 million in statutory-basis losses were ceded to the Aggregate Excess of Loss Agreement. Century reports the amount ceded under the Aggregate Excess of Loss Agreement in accordance with statutory accounting principles, which differ from GAAP by, among other things, allowing Century to discount its asbestos and environmental reserves. For GAAP reporting purposes, intercompany reinsurance recoverables related to the Aggregate Excess of Loss Agreement are eliminated upon consolidation. To estimate ACE’s remaining claim exposure under the Aggregate Excess of Loss Agreement on a GAAP basis, the Company adjusts the statutory cession to exclude the discount embedded in statutory loss reserves and adjusts the statutory provision for uncollectible reinsurance to a GAAP basis amount. At December 31, 2007, approximately $572 million in GAAP basis losses were ceded under the Aggregate Excess of Loss Agreement, leaving a remaining limit of coverage under that agreement of approximately $228 million. At December 31, 2006, the remaining limit of coverage under the agreement was $255 million. While we believe ACE has no legal obligation to fund losses above the Aggregate Excess of Loss Agreement limit of coverage, ACE’s consolidated results would nevertheless continue to include any losses above the limit of coverage for so long as the Brandywine companies remain consolidated subsidiaries of ACE.

Uncertainties relating to ACE’s ultimate Brandywine exposure

In addition to the Dividend Retention Fund and Aggregate Excess of Loss Agreement commitments described above, certain ACE entities are primarily liable for asbestos, environmental, and other exposures that they have reinsured to Century. Accordingly, if Century were to become insolvent and ACE were to lose control of Century, some or all of the recoverables due to these ACE companies from Century could become uncollectible, yet those ACE entities would continue to be responsible to pay claims to their insureds or reinsureds. Under such circumstances, ACE would recognize a loss in its consolidated statement of operations. As of December 31, 2007, the aggregate reinsurance balances ceded by the active ACE companies to Century were approximately $1.5 billion. At December 31, 2007, Century’s carried gross reserves (including reserves ceded by the active ACE companies to Century) were $3.5 billion. We believe the intercompany reinsurance recoverables, which relate to liabilities payable over many years (i.e., 25 years or more), are not impaired at this time. A substantial portion of the liabilities ceded to Century by its affiliates have in turn been ceded by Century to NICO and, as of December 31, 2007, approximately $1.6 billion of cover remains on a paid basis. Should Century’s loss reserves experience adverse development in the future and should Century be placed into rehabilitation or liquidation, the reinsurance recoverables due from Century to its affiliates would be payable only after the payment in full of certain expenses and liabilities, including administrative expenses and direct policy liabilities. Thus, the intercompany reinsurance recoverables would be at risk to the extent of the shortage of assets

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

remaining to pay these recoverables. As of December 31, 2007, losses ceded by Century to the active ACE companies and other amounts owed to Century by the active ACE companies were approximately $523 million in the aggregate.

7. Taxation

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

ACE Group Holdings and its respective subsidiaries are subject to income taxes imposed by U.S. authorities and file a consolidated U.S. tax return. Should ACE Group Holdings pay a dividend to the Company, withholding taxes would apply. Currently, however, no withholding taxes are accrued with respect to such un-remitted earnings as management has no intention of remitting these earnings. The cumulative amount that would be subject to withholding tax, if distributed, as well as the determination of the associated tax liability are not practicable to compute; however, such amount would be material to the Company. Certain international operations of the Company are also subject to income taxes imposed by the jurisdictions in which they operate.

The Company is not subject to income taxation other than as stated above. There can be no assurance that there will not be changes in applicable laws, regulations, or treaties which might require the Company to change the way it operates or become subject to taxation.

The income tax provision for the years ended December 31, 2007, 2006, and 2005, is as follows:

(in millions of U.S. dollars)	2007	2006	2005
Current tax expense	$550	$465	$288
Deferred tax expense (benefit)	25	57	(15)
Provision for income taxes	$575	$522	$273

The weighted-average expected tax provision has been calculated using pre-tax accounting income (loss) in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. A reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted-average tax rate for the years ended December 31, 2007, 2006, and 2005, is provided below.

(in millions of U.S. dollars)	2007	2006	2005
Expected tax provision at weighted-average rate	$599	$484	$322
Permanent differences:
Tax-exempt interest and DRD, net of proration	(18)	(8)	(7)
Net withholding taxes	18	21	12
Other	(25)	32	12
Fines and penalties	1	18	–
Sale of run-off reinsurance subsidiaries	–	(25)	–
Goodwill	–	–	3
American Jobs Creation Act	–	–	(69)
Total provision for income taxes	$575	$522	$273

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

The components of the net deferred tax assets as of December 31, 2007 and 2006, are as follows:

(in millions of U.S. dollars)	2007	2006
Deferred tax assets
Loss reserve discount	$754	$751
Unearned premiums reserve	132	137
Foreign tax credits	703	672
Investments	117	133
Provision for uncollectible balances	134	106
Loss carry-forwards	45	24
Other, net	–	34
Total deferred tax assets	1,885	1,857
Deferred tax liabilities
Deferred policy acquisition costs	111	98
Unrealized appreciation on investments	153	129
Un-remitted foreign earnings	483	430
Other, net	10	–
Total deferred tax liabilities	757	657
Valuation allowance	41	35
Net deferred tax assets	$1,087	$1,165

The valuation allowance of $41 million at December 31, 2007, and $35 million at December 31, 2006, reflects management’s assessment, based on available information, that it is more likely than not that a portion of the deferred tax assets will not be realized due to the inability of certain foreign subsidiaries to generate sufficient taxable income or the inability to utilize foreign tax credits. Adjustments to the valuation allowance are made when there is a change in management’s assessment of the amount of deferred tax assets that are realizable.

At December 31, 2007, the Company has a U.S. capital loss carry-forward of $124 million which, if unutilized, will expire in the year 2011 and a foreign tax credit carry-forward in the amount of $99 million which, if unutilized, will expire in the years 2011-2016.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the adoption of FIN 48, the Company recognized a reduction to opening retained earnings of $22 million. This cumulative effect of adopting FIN 48 is comprised of a $20 million increase in the liability for unrecognized tax benefits and a $2 million after-tax adjustment to interest payable. The Company’s total unrecognized tax benefit as of the adoption date was $196 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits for 2007 is as follows:

(in millions of U.S. dollars)
Balance at January 1, 2007	$196
Additions based on tax positions related to the current year	1
Reductions for tax positions of prior years	(40)
Balance at December 31, 2007	$157

The reduction for tax positions taken in prior years primarily results from a change in the tax regulations during the three months ended March 31, 2007.

Included in the balance at December 31, 2007, is $1 million of unrecognized tax benefits for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, an unfavorable resolution of these temporary items would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. Consequently, the total amount of unrecognized tax benefits as of December 31, 2007, that would affect the effective tax rate, if recognized, is $112 million. The total amount of unrecognized tax benefits as of December 31, 2007, that would reduce goodwill if recognized prior to the adoption of FAS 141R is $44 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

The Company recognizes accruals for interest and penalties, if any, related to unrecognized tax benefits in income tax expense. As of December 31, 2007, the Company has recorded $8 million in liabilities for tax-related interest in its consolidated balance sheet.

The IRS has completed examinations of the Company’s federal tax returns for taxable years through 2001. The outcome of the examinations did not have a material effect on the Company’s financial condition or results of operations. The IRS completed its field examination of the Company’s federal tax returns for 2002, 2003, and 2004 during the three months ended September 30, 2007, and has proposed several adjustments principally involving transfer pricing and other insurance-related tax deductions. The Company subsequently filed a written protest with the IRS indicating the Company’s intent to appeal several of the proposed adjustments and anticipates that the case will be referred to the IRS Appeals Division during the first quarter of 2008. While it is reasonably possible that a significant increase or decrease in the Company’s unrecognized tax benefits could occur in the next twelve months, given the uncertainty regarding the timing and possible outcomes of the appeals process, a current estimate of the range of reasonably possible changes cannot be made. The Company expects the IRS to commence its field examination for tax years 2005 and later during the first quarter of 2008. With few exceptions, the Company’s significant U.K. subsidiaries remain subject to examination for tax years 2006 and later.

8. Debt

The following table outlines the Company’s debt as of December 31, 2007 and 2006.

(in millions of U.S. dollars)	2007	2006
Short-term debt
Australia Holdings due 2008	$87	$78
ACE US Holdings senior notes due 2008	250	–
Reverse repurchase agreement	35	–
ACE Limited senior notes due 2007	–	500
	$372	$578
Long-term debt
ACE INA subordinated notes due 2009	$201	$202
ACE European Holdings due 2010	199	197
ACE INA senior notes due 2014	499	499
ACE INA senior notes due 2017	500	–
ACE INA debentures due 2029	100	100
ACE INA senior notes due 2036	298	298
Other	14	14
ACE US Holdings senior notes due 2008	–	250
	$1,811	$1,560
Trust preferred securities
ACE INA capital securities due 2030	$309	$309

a) Short-term debt

As described below, at December 31, 2007, short-term debt consisted of an $87 million, 7.8 percent note due December 2008, $250 million in aggregate principal amount of unsecured senior notes maturing in October 2008, and $35 million owed to brokers under a securities repurchase agreement. The Company’s commercial paper programs that used revolving credit facilities as back-up facilities and provided for up to $600 million in commercial paper issuance for each of ACE Limited and ACE INA Holdings, Inc. were cancelled during the fourth quarter of 2007.

In December 2005, Australia Holdings PTY Ltd. entered into an AUD $100 million ($87 million) syndicated unsecured two-year term loan agreement due December 2007. In December 2007, this term loan agreement was renewed with essentially the same terms for a further 12 months and therefore expires in December 2008. The obligation of the borrower under the loan agreement is guaranteed by ACE Limited.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

During the year, the Company executed a securities repurchase agreement with a counterparty. Under this repurchase agreement, the Company agreed to sell securities and repurchase them at a date in the future for a predetermined price. At December 31, 2007, short-term debt consisted of $35 million of amounts owed to brokers under the securities repurchase transaction.

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

d) ACE European Holdings notes

In December 2005, ACE European Holdings No. 2 Ltd. entered into a £100 million ($199 million) syndicated five-year term loan agreement due December 2010. The loan agreement is unsecured and repayable on maturity. The interest rate on the loan is 5.25 percent. The obligation of the borrower under the loan agreement is guaranteed by ACE Limited.

e) ACE INA notes and debentures

In June 2004, ACE INA issued $500 million of 5.875 percent notes due June 2014. These notes are redeemable at any time at ACE INA’s option subject to a “make-whole” premium plus 0.20 percent. The notes are also redeemable at par plus accrued and unpaid interest in the event of certain changes in tax law. The notes do not have the benefit of any sinking fund. These senior unsecured notes are guaranteed on a senior basis by the Company and they rank equally with all of the Company’s other senior obligations. They also contain a customary limitation on lien provisions as well as customary events of default provisions which, if breached, could result in the accelerated maturity of such senior debt.

In February 2007, ACE INA issued $500 million of 5.7 percent notes due February 2017. These notes are redeemable at any time at ACE INA’s option subject to a “make-whole” premium plus 0.20 percent. The notes are also redeemable at par plus accrued and unpaid interest in the event of certain changes in tax law. These notes do not have the benefit of any sinking fund. These senior unsecured notes are guaranteed on a senior basis by the Company and they rank equally with all of the Company’s other senior obligations. They also contain a customary limitation on lien provisions as well as customary events of default provisions which, if breached, could result in the accelerated maturity of such senior debt.

In 1999, ACE INA issued $100 million of 8.875 percent debentures due August 2029. Subject to certain exceptions, the debentures are not redeemable before maturity and do not have the benefit of any sinking fund. These unsecured debentures are guaranteed on a senior basis by the Company and they rank equally with all of ACE INA’s other senior indebtedness.

In May 2006, ACE INA issued $300 million of 6.7 percent notes due May, 2036. These notes are redeemable at any time at ACE INA’s option subject to a “make-whole” premium plus 0.20 percent. The notes are also redeemable at par plus accrued and unpaid interest in the event of certain changes in tax law. These notes do not have the benefit of any sinking fund. These senior unsecured notes are guaranteed on a senior basis by the Company and they rank equally with all of the Company’s other senior obligations. They also contain a customary limitation on lien provisions as well as customary events of default provisions which, if breached, could result in the accelerated maturity of such senior debt.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

f) ACE Limited senior notes

In March 2002, ACE Limited issued $500 million of 6.0 percent notes due April 2007. These senior unsecured notes were repaid by the Company in April 2007.

g) ACE INA capital securities

In 2000, ACE Capital Trust II, a Delaware statutory business trust, publicly issued $300 million of 9.7 percent Capital Securities (the Capital Securities). At the same time, ACE INA purchased $9.2 million of common securities of ACE Capital Trust II.

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

The sole assets of ACE Capital Trust II consist of $309 million principal amount of 9.7 percent Junior Subordinated Deferrable Interest Debentures (the Subordinated Debentures due 2030) issued by ACE INA. The Subordinated Debentures due 2030 mature in April 2030. Interest on the Subordinated Debentures due 2030 is payable semi-annually. ACE INA may defer such interest payments (but no later than April 1, 2030), with such deferred payments accruing interest compounded semi-annually. ACE INA may redeem the Subordinated Debentures due 2030 in the event certain changes in tax or investment company law occur at a redemption price equal to accrued and unpaid interest to the redemption date plus the greater of (i) 100 percent of the principal amount thereof, or (ii) the sum of the present value of scheduled payments of principal and interest on the debentures from the redemption date to April 1, 2030. The Capital Securities and the ACE Capital Trust II Common Securities will be redeemed upon repayment of the Subordinated Debentures due 2030.

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

h) Other long-term debt

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

9. Commitments, contingencies, and guarantees

a) Derivative instruments

The Company maintains positions in derivative instruments such as futures, options, swaps, and foreign currency forward contracts for which the primary purposes are to manage duration and foreign currency exposure, yield enhancement, to obtain an exposure to a particular financial market, or to limit equity and interest rate exposure in the GMDB and GMIB block of business. In addition, the Company also purchases to be announced mortgage-backed securities as part of its investing activities. The Company records changes in market value of these instruments as realized gains (losses) in the consolidated statements of operations. None of the derivatives are used as hedges for accounting purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

The following table outlines the notional values of certain derivative instruments at December 31, 2007 and 2006.

(in millions of U.S. dollars)	2007	2006
Foreign exchange forward contracts	$1,104	$970
Future contracts on money market instruments	9,520	8,619
Future contracts on notes and bonds	998	738
Interest rate swaps	850	2,270
Credit default swaps	420	–
Options on money market instruments	758	559
Options on notes and bond futures	1,099	50
Options on equity market futures	1,050	1,050
Options on interest rate swaps	–	2,000
Total notional value of derivatives	$15,799	$16,256

Derivatives on money market instruments have a duration of approximately 3 months regardless of the maturity date of the derivative.

(i) Foreign currency exposure management

The Company uses foreign currency forward contracts (forwards) to minimize the effect of fluctuating foreign currencies. The forwards purchased are not specifically identifiable against cash, any single security, or groups of securities denominated in those currencies and, therefore, do not qualify as hedges for financial reporting purposes. All realized and unrealized contract gains and losses are reflected in Net realized gains (losses) in the consolidated statements of operations. At December 31, 2007, the contractual amount of the forwards was $1.103 billion, the fair value of the underlying foreign currencies was $1.104 billion, and the fair value of the forwards was $1 million. At December 31, 2006, the contractual amount of the forwards was $968 million, the fair value of the underlying foreign currencies was $970 million, and the fair value of the forwards was $2 million.

(ii) Duration management and market exposure

Futures

Exchange traded bond and note futures contracts may be used in fixed maturity portfolios as substitutes for ownership of the bonds and notes without significantly increasing the risk in the portfolio. Investments in futures contracts may be made only to the extent that there are assets under management not otherwise committed.

Futures contracts give the holder the right and obligation to participate in market movements, determined by the index or underlying security on which the futures contract is based. Settlement is made daily in cash by an amount equal to the change in value of the futures contract times a multiplier that scales the size of the contract. At December 31, 2007 and 2006, the contract notional amounts of $10.5 billion and $9.4 billion, respectively, with market values of $18 million and $(3) million, respectively, reflect the net extent of involvement the Company had in bond and note futures. The fair value of these exchange traded contracts is based on the closing value on the respective exchanges.

Interest rate swaps

An interest rate swap is a contract between two counterparties in which interest payments are made based on a notional principal amount, which itself is never paid or received. At December 31, 2007 and 2006, the notional principal amounts were $850 million and $2.3 billion, respectively, and the market values were $6 million and $4 million, respectively. Under the terms of an interest rate swap, one counterparty makes interest payments based on a fixed interest rate and the other counterparty’s payments are based on a floating rate. Interest rate swap contracts are used in the portfolio as protection against unexpected shifts in interest rates, which would affect the fair value of the fixed maturity portfolio. By using swaps in the portfolio, the overall duration or interest rate sensitivity of the portfolio can be reduced.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

Credit default swaps

A credit default swap is a bilateral contract under which two counterparties agree to isolate and separately trade the credit risk of at least one third-party reference entity. At December 31, 2007, the notional principal amount was $420 million and the market value was $5 million. Under a credit default swap agreement, a protection buyer pays a periodic fee to a protection seller in exchange for a contingent payment by the seller upon a credit event (such as a default or failure to pay) related to the reference entity. When a credit event is triggered, the protection seller either takes delivery of the assets for the principal amount or pays the protection buyer the difference between the fair value of assets and the principal amount. The Company buys credit default swaps to mitigate global credit risk exposure from time to time.

Options

Option contracts may be used in the portfolio as protection against unexpected shifts in interest rates, which would thereby affect the duration of the fixed maturity portfolio. By using options in the portfolio, the overall interest rate sensitivity of the portfolio can be reduced. Option contracts may also be used as an alternative to futures contracts in the Company’s synthetic equity strategy as described above. Another use for option contracts may be to limit exposure to a severe equity market decline, which would cause an increase in expected claims and therefore reserves for GMDB and GMIB reinsurance business. An option contract conveys to the holder the right, but not the obligation, to purchase or sell a specified amount or value of an underlying security at a fixed price. The price of an option is influenced by the underlying security, expected volatility, time to expiration, and supply and demand.

For long option positions, the maximum loss is the premium paid for the option. The maximum credit exposure is represented by the fair value of the options held. For short option positions, the potential loss is the same as having taken a position in the underlying security. Short call options are backed in the portfolio with the underlying, or highly correlated, securities and short put options are backed by uncommitted cash for the in-the-money portion. The long options had a maximum loss of $70 million as of December 31, 2007 and 2006, of which $0.1 million has already been recognized as realized losses. The long options had a maximum credit exposure of $70 million as of December 31, 2007, and $48 million as of December 31, 2006. The Company holds a notional amount of $2.9 billion and a market value of $63 million at December 31, 2007. At December 31, 2006, the notional amount was $1.7 billion and the market value was $48 million. The majority of the option positions held at December 31, 2007 and 2006, have short-term expiration dates. In addition, the Company held option positions on interest rate swaps totaling $2 billion, and a market value of $0.8 million at December 31, 2006. All options except those on interest rate swaps are exchange traded based on closing values on the relevant exchange.

The credit risk associated with the above derivative financial instruments relates to the potential for non-performance by counterparties. Although non-performance is not anticipated, in order to minimize the risk of loss, management monitors the creditworthiness of its counterparties. The performance of exchange traded instruments is guaranteed by the exchange on which they trade. For non-exchange traded instruments, the counterparties are principally banks which must meet certain criteria according to the Company’s investment guidelines. These counterparties are required to have a minimum credit rating of AA- by Standard and Poor’s or Aa3 by Moody’s. In addition, certain contracts require that collateral be posted once pre-determined thresholds are breached as a result of market movements.

(iii) To be announced mortgage-backed securities (TBA)

By acquiring a TBA, the Company makes a commitment to purchase a future issuance of mortgage-backed securities. For the period between purchase of the TBA and issuance of the underlying security, the Company’s position is accounted for as a derivative in the consolidated financial statements. At December 31, 2007 and 2006, the Company had TBA’s with market values of $1.4 billion and $1 billion, respectively, and corresponding par amounts of $1.4 billion and $1.1 billion, respectively.

(iv) Convertible security investment

A convertible bond is a debt instrument that can be converted into a predetermined amount of the issuer’s equity at certain times prior to the bond’s maturity. The convertible option is an embedded derivative which is marked-to-market with changes in fair value recognized in Net realized gains (losses). The debt host instrument is classified in the investment portfolio as available for sale. Effective January 1, 2007, the Company adopted FAS 155 and, consequently, changes in the fair value of the host instrument are recognized in Net realized gains (losses). The Company purchases convertible bonds for their total return and not specifically for the conversion feature.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

b) Concentrations of credit risk

The investment portfolio is managed following prudent standards of diversification. Specific provisions limit the allowable holdings of a single issue and issuer. The Company believes that there are no significant concentrations of credit risk associated with its investments. The Company’s three largest exposures by issuer as of December 31, 2007, were General Electric Company, Citigroup Inc., and Morgan Stanley. The Company’s largest exposure by industry as of December 31, 2007, was financial services.

The Company markets its insurance and reinsurance worldwide primarily through insurance and reinsurance brokers. The Company assumes a degree of credit risk associated with brokers with whom it transacts business. During the year ended December 31, 2007, approximately 17 percent of the Company’s gross premiums written were generated from or placed by Marsh, Inc. and its affiliates and 11 percent by AON Corporation and its affiliates. Both of these entities are large, well established companies and there are no indications that either of them is financially troubled. No other broker and no one insured or reinsured accounted for more than ten percent of gross premiums written in the three years ended December 31, 2007, 2006, or 2005.

c) Other investments

The Company invests in limited partnerships with a carrying value of $528 million included in Other investments. In connection with these investments, the Company has commitments that may require funding of up to $606 million over the next several years.

d) Credit facilities

In November 2007, the Company entered into a $500 million unsecured revolving credit facility expiring in November 2012. This facility is available for general corporate purposes and the issuance of LOCs and replaced the existing $600 million revolving credit facility. On the effective date of the new revolving credit facility, all outstanding LOCs issued under the replaced facility were deemed to have been issued under the new revolving credit facility and the replaced facility terminated. At December 31, 2007, the outstanding LOCs issued under the renewed facility were $64 million. There were no other drawings or LOCs issued under this facility. This facility requires that the Company and/or certain of its subsidiaries continue to maintain certain covenants, including a minimum consolidated net worth covenant and a maximum leverage covenant, which have been met at December 31, 2007.

In March 2007, the Company renewed its $50 million, 364 day credit facility. This facility was available to cover short-term aggregate net debit positions across the notional cash pooling accounts of the Company held with a bank provider. This facility was cancelled in November 2007, following the completion of the renewed revolving credit facility discussed above which was amended to allow same day draw downs if needed.

e) Letters of credit

In November 2007, the Company entered into a $1 billion unsecured operational LOC facility expiring in November 2012. This facility replaced two LOC facilities permitting up to $1.5 billion of LOCs. On the effective date of the new LOC facility, all outstanding LOCs issued under the replaced facilities were deemed to have been issued under the new LOC facility and the replaced facilities terminated. At December 31, 2007, $852 million of this facility was utilized.

In November 2006, to satisfy funding requirements of the Company’s Lloyd’s of London (Lloyd’s) Syndicate 2488 through 2009, the Company renewed its syndicated, uncollateralized LOC facility in the amount of £380 million ($754 million). In June 2007, Syndicate 2488 reduced the LOC balance supporting its funds at Lloyd’s in line with the requirements promulgated by Lloyd’s. The facility amount was also reduced to £300 million ($595 million). In November 2007, the Company gained approval from its bank group to extend the term of the facility by one year, to satisfy Syndicate 2488’s funding requirements through 2010. LOCs issued under this facility will expire no earlier than December 2013. At December 31, 2007, £206 million ($409 million) of this facility was utilized.

These facilities require that the Company and/or certain of its subsidiaries continue to maintain certain covenants, including a minimum consolidated net worth covenant and a maximum leverage covenant, which have been met at December 31, 2007.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

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

(iii) Settlement agreements

On April 25, 2006, ACE reached a settlement with the Attorneys General of New York, Illinois, and Connecticut and the New York Insurance Department pursuant to which ACE received from these authorities an Assurance of Discontinuance (AOD). Under the AOD, these regulators agreed not to file certain litigation against ACE relating to their investigation of certain business practices, and ACE agreed to pay $80 million ($66 million after tax) without admitting any liability, and to adopt certain business reforms. Of that $80 million, $40 million was paid to the three settling Attorneys General as a penalty. The remaining $40 million was placed in a fund allocated for distribution to eligible policyholders who execute a release of certain claims they may have against ACE. Approximately $39 million of this $40 million has been distributed to such policyholders. Under the AOD, ACE first may use the sums remaining to settle these or similar types of policyholder claims, and then shall use any sums remaining after such settlements to provide additional amounts to those policyholders who initially executed the release. ACE has used the remaining sums to settle similar policyholder claims. A total of $80 million was recorded in administrative expenses in the quarter ended March 31, 2006.

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

On October 24, 2007, ACE entered into a settlement agreement with the Attorneys General of Florida, Hawaii, Maryland, Massachusetts, Michigan, Oregon, Texas, West Virginia, and the District of Columbia, and the Florida Department of Financial Services and Office of Insurance Regulation. The agreement resolves investigations of ACE’s underwriting practices and contingent commission payments. Under the agreement, ACE paid $4.5 million without admitting any liability, and agreed to keep in place certain business reforms already in effect.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

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

On November 29, 2005, ACE and other property and casualty insurer defendants filed motions to dismiss the commercial insurance complaint. On February 13, 2006, plaintiffs filed motions to certify a class in the commercial insurance case (this motion has been fully briefed and is pending). On October 3, 2006, the Court ruled on defendants’ motions and held that the McCarran Ferguson Act did not apply as a defense to the allegations, but the Court also held that plaintiffs had not adequately alleged an antitrust conspiracy or a RICO enterprise and directed plaintiffs to submit supplemental pleadings. Plaintiffs filed their supplemental pleadings on October 25, 2006. On November 30, 2006, defendants filed a renewed motion to dismiss. On April 5, 2007, the Court granted defendants’ renewed motion and dismissed the consolidated complaint without prejudice for failure to state a claim under either the Sherman Act or the RICO statutes. The Court permitted plaintiffs one final opportunity to re-plead and an amended complaint was filed on May 22, 2007. The amended complaint purported to add several new ACE defendants: ACE Group Holdings, Inc., ACE US Holdings, Inc., Westchester Fire Insurance Company, INA Corporation, INA Financial Corporation, INA Holdings Corporation, ACE Property and Casualty Insurance Company, and Pacific Employers Insurance Company. Plaintiffs also added a new antitrust claim against Marsh, ACE, and other insurers based on the same allegations as the other claims but limited to excess casualty insurance. On June 21, 2007, defendants moved to dismiss the amended complaint and moved to strike the new parties that plaintiffs attempted to add to that complaint. The Court granted defendants’ motions to dismiss and dismissed plaintiffs’ antitrust and RICO claims with prejudice on August 31, 2007, and September 28, 2007, respectively. By order dated September 28, 2007, the Court declined to exercise supplemental jurisdiction over plaintiffs’ state law claims and dismissed those claims without prejudice. On October 10, 2007, plaintiffs filed a Notice of Appeal of the antitrust and RICO rulings to the United States Court of Appeals for the Third Circuit. Plaintiffs filed their opening brief with the Third Circuit Court of Appeals on February 19, 2008. Defendants’ brief is currently due on March 20, 2008.

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

Lloyd’s of London Syndicate 2488 AGM, along with a number of other Lloyd’s of London Syndicates and various brokers, has been named as a defendant in two actions: Lincoln Adventures LLC et al. v. Those Certain Underwriters at Lloyd’s, London Members of Syndicates 0033 et al. (Case No. 07-60991) (filed July 13, 2007, in the Southern District of Florida), and Supreme Auto Transport LLC et al. v. Certain Underwriters of Lloyd’s of London, et al. (Case No. 07-6703) (filed July 25, 2007, in the Southern District of New York). The allegations in these putative class-action lawsuits are similar to the allegations in the consolidated federal actions identified above, although these lawsuits focus on alleged conduct within the London

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

insurance market. On December 11, 2007, the JPML transferred both of these lawsuits to the above-referenced multidistrict litigation in the District of New Jersey for coordination. As addressed in the preceding paragraphs, all proceedings in these actions are currently stayed.

ACE American Insurance Co., ACE Bermuda Insurance Ltd., and Westchester Surplus Lines Insurance Co., along with a number of other insurers and brokers, have recently been named in Sears, Roebuck & Co. et al. v. Marsh & McLennan Companies, Inc. et al. (Case No. 07-2535) (filed October 12, 2007, in the Northern District of Georgia). The allegations in this case are similar to the allegations in the consolidated federal actions identified above. On November 19, 2007, the JPML transferred this lawsuit to the above-referenced multidistrict litigation in the District of New Jersey for coordination. As addressed in the preceding paragraphs, all proceedings in this action are currently stayed.

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

ACE American Insurance Co., an ACE subsidiary, has been named in a state court lawsuit in Florida: Office Depot, Inc. v. Marsh & McLennan Companies, Inc. et al. (Case No. 502005CA004396; Circuit Court of the 15th Judicial Circuit in Palm Beach County Florida) (filed June 22, 2005). The allegations in this case are also similar to the allegations in the federal class actions identified above. The trial court originally stayed the Office Depot case pending resolution of the consolidated proceedings in the District of New Jersey. The Florida Court of Appeals then remanded the case to the trial court with instructions to reconsider whether a stay should be granted. On February 23, 2007, the trial court declined to grant another stay and ordered the defendants to respond to the complaint within the next twenty days. On March 15, 2007, defendants filed a motion to dismiss the complaint. On September 24, 2007, the court denied defendants’ motion to dismiss. Defendants answered the complaint on October 31, 2007. Discovery is ongoing.

ACE, ACE American Insurance Co., ACE Property & Casualty Insurance Co., Insurance Company of North America, and Westchester Fire Insurance Co., along with a number of other insurance companies and Marsh, have been named in a state court lawsuit filed by the Ohio Attorney General: State of Ohio, ex. rel. Marc E. Dann, Attorney General v. American Int’l Group, Inc. et al. (Case No. 07-633857) (filed August 24, 2007, in the Court of Common Pleas in Cuyahoga County, Ohio). The allegations in this case are similar to the allegations in the federal actions identified above. ACE filed a motion to dismiss the complaint on November 16, 2007. The Ohio Attorney General filed a response on December 21, 2007, and ACE replied on January 11, 2008. Oral argument on defendants’ motions to dismiss is scheduled for March 31, 2008. Discovery is currently stayed pending the earlier of May 2008 or a ruling on defendants’ motions to dismiss.

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

ACE has been named as a defendant in a derivative suit filed in Delaware Chancery Court by shareholders of Marsh seeking to recover damages for Marsh and its subsidiary, Marsh, Inc., against officers and directors of Marsh, American International Group Inc. (AIG), AIG’s chief executive officer, and ACE. The suit alleges that the defendants breached their fiduciary duty to and thereby damaged Marsh and Marsh, Inc. by participating in a bid rigging scheme and obtaining “kickbacks” in the form of contingent commissions, and that ACE knowingly participated in the alleged scheme. The case is currently stayed.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

ACE, ACE USA, Inc., ACE INA Holdings, Inc., and Evan G. Greenberg, as a former officer and director of AIG and current officer and director of ACE, have been named in one or both of two derivative cases brought by certain shareholders of AIG. One of the derivative cases was filed in Delaware Chancery Court, and the other was filed in federal court in the Southern District of New York. The allegations against ACE concern the alleged bid rigging and contingent commission scheme as similarly alleged in the federal commercial insurance cases. Plaintiffs assert the following causes of action against ACE: breach of fiduciary duty, aiding and abetting breaches of fiduciary duties, unjust enrichment, conspiracy, and fraud. AIG appointed a Special Litigation Committee (SLC) to investigate these derivative cases. On June 13, 2007, in the AIG derivative case pending in Delaware Chancery Court, the SLC filed an amended complaint against certain defendants and a motion to terminate certain defendants. Neither ACE nor Evan G. Greenberg was named in either the amended complaint or the motion to terminate. The shareholder plaintiffs have taken the position that their complaint is still operative and proper against ACE, Evan G. Greenberg, and certain other defendants who were not named in the SLC’s amended complaint or motion to terminate. On July 6, 2007, ACE and Evan G. Greenberg each moved to dismiss the shareholders plaintiffs’ complaint. A new complaint was filed on September 28, 2007. ACE and Evan G. Greenberg each moved to dismiss the shareholder plaintiffs’ amended complaint on November 30, 2007. On February 12, 2008, the Delaware Chancery Court ordered defendants to coordinate certain portions of the briefing on their respective motions to dismiss and then re-file the motions to dismiss. Discovery in the Delaware action is stayed pending resolution of the claims against AIG in a pending securities fraud lawsuit (in which ACE is not a party). The New York action is stayed pending resolution of the Delaware action.

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

g) Lease commitments

The Company and its subsidiaries lease office space in the countries in which they operate under operating leases which expire at various dates through December 2033. The Company renews and enters into new leases in the ordinary course of business as required. Total rent expense with respect to these operating leases for each of the years ended December 31, 2007 and 2006, was $72 million and $84 million for the year ended December 31, 2005. Future minimum lease payments under the leases are expected to be as follows:

(in millions of U.S. dollars)
Year ending December 31
2008	$61
2009	57
2010	48
2011	42
2012	34
Later years	97
Total minimum future lease commitments	$339

h) Acquisition of business entities

Pursuant to the restructuring order that created Brandywine, the active ACE INA insurance subsidiaries are obligated to provide reinsurance coverage to Century Indemnity in the amount of $800 million under an aggregate excess of loss reinsurance agreement if the capital and surplus of Century Indemnity falls below $25 million or if Century Indemnity lacks liquid assets with which to pay claims as they become due. Refer to Note 6 for additional disclosure.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

i) Sale of certain run-off reinsurance subsidiaries

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

• Prior to the sale, the Company entered into a claims servicing agreement with a third party vendor that covers several Brandywine entities including ACE American Re. In connection with the sale, ACE agreed to retain this obligation for a specified period and the Company will continue to pay fees arising from the servicing of ACE American Re claims. Accordingly, at December 31, 2007, the Company has a liability of $25 million related to this obligation;

• Prior to the sale of BRUK, the Company guaranteed certain insurance policies issued by BRUK (the BRUK Guarantee). Subsequent to the sale, the BRUK Guarantee remains in force. As part of the transaction, R&Q has agreed to indemnify the Company in the event the Company is required to make payment under the BRUK Guarantee; however, the Company has not been relieved of its obligation to perform under the BRUK Guarantee. At December 31, 2007, the unpaid loss and loss expense reserves covered by the BRUK Guarantee were approximately $28 million.

10. Preferred Shares

In 2003, the Company sold 20 million depositary shares in a public offering, each representing one-tenth of one of its 7.8 percent Cumulative Redeemable Preferred Shares, for $25 per depositary share. Underwriters exercised their over-allotment option which resulted in the issuance of an additional three million depositary shares. Net proceeds from the sale of the Preferred Shares were $557 million.

The shares have an annual dividend rate of 7.8 percent with the first quarterly dividend paid on September 1, 2003. The shares are not convertible into or exchangeable for the Company’s Ordinary Shares. The Company may redeem these shares at any time after May 30, 2008, at a redemption value of $25 per depositary share or at any time under certain limited circumstances. At December 31, 2007, the Company had not redeemed any shares.

11. Shareholders’ equity

a) Shares issued and outstanding

Following is a table of changes in Ordinary Shares issued and outstanding for the years ended December 31, 2007, 2006, and 2005:

	2007	2006	2005
Opening balance	326,455,468	323,322,586	284,478,525
Shares issued, net	1,213,663	947,373	33,899,576
Exercise of stock options	1,830,004	1,982,560	4,727,981
Shares issued under Employee Stock Purchase Plan	205,396	202,949	216,504
Ending balance	329,704,531	326,455,468	323,322,586
Ordinary Shares issued to employee trust
Opening balance	(166,425)	(221,675)	(462,175)
Shares redeemed	49,194	55,250	240,500
Ending balance	(117,231)	(166,425)	(221,675)

In October 2005, the Company completed a public offering of 32.91 million Ordinary Shares (which included the over-allotment option of 4.29 million Ordinary Shares) at a price per share of $45.58, for total gross proceeds of approximately $1.5 billion.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

Ordinary Shares issued to employee trust are the shares issued by the Company to a rabbi trust for deferred compensation obligations as discussed in Note 11 e) below.

b) ACE Limited securities repurchase authorization

In November 2001, the Board of Directors authorized the repurchase of any ACE issued debt or capital securities, including ACE’s Ordinary Shares, up to an aggregate total of $250 million. These purchases may take place from time to time in the open market or in private purchase transactions. At December 31, 2007, this authorization had not been utilized.

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

d) Dividends declared

Dividends declared on Ordinary Shares amounted to $1.06, $0.98, and $0.90 per Ordinary Share for the years ended December 31, 2007, 2006, and 2005, respectively. Dividends declared on Preferred Shares amounted to $45 million for each of the years ended December 31, 2007, 2006, and 2005.

e) Deferred compensation obligation

The Company maintains rabbi trusts for deferred compensation plans principally for employees and former directors. The shares issued by the Company to the rabbi trusts in connection with deferrals of share compensation are classified in shareholders’ equity and accounted for at historical cost in a manner similar to treasury stock. These shares are recorded in Ordinary Shares issued to employee trust and the obligations are recorded in Deferred compensation obligation. Changes in the fair value of the shares underlying the obligations are recorded in Accounts payable, accrued expenses, and other liabilities and the related expense or income is recorded in Administrative expenses.

The rabbi trust also holds other assets, such as fixed maturities, equity securities, and life insurance policies. These assets of the rabbi trust are consolidated with those of the Company and reflected in Other investments. Except for life insurance policies which are reflected at cash surrender value, these assets are classified as trading securities and reported at fair value with changes in fair value reflected in Net investment income. Except for obligations related to life insurance policies which are reflected at cash surrender value, the related deferred compensation obligation is carried at fair value and reflected in Accounts payable, accrued expenses, and other liabilities with changes reflected as a corresponding increase or decrease to Other (income) expense.

12. Share-based compensation

The Company has share-based compensation plans which currently provide for awards of stock options, restricted stock, and restricted stock units to its employees and members of the Board of Directors. The Company accounts for its share-based compensation plans in accordance with FAS 123R, which was adopted by the Company effective January 1, 2006. FAS 123R requires all companies to measure and record compensation cost for all share-based payment awards (including employee stock options) at grant-date fair value. Prior to the adoption of FAS 123R, the Company accounted for its share-based compensation plans in accordance with APB 25. In accordance with APB 25, the Company did not recognize compensation expense for employee stock options in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying Ordinary Shares on the date of the grant. In addition, the Company did not recognize expenses related to its ESPP. Upon adopting FAS 123R on January 1, 2006, the Company began recognizing expenses related to employee stock options and its ESPP. FAS 123R also requires that the excess tax benefits of deductions resulting from share-based compensation expense be classified as cash flows from financing activities. Prior to the adoption of FAS 123R, the Company presented all tax benefits of deductions resulting from share-based compensation expense as operating cash flows.

In adopting FAS 123R, the Company applied the modified prospective method. Under this method, beginning on January 1, 2006, the Company recognizes compensation expense for all share-based payments granted, modified, or settled after January 1, 2006, as well as for any awards that were granted prior to January 1, 2006, for which the requisite service had

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

not been provided as of January 1, 2006 (i.e., unvested awards). Unvested awards are expensed consistent with the valuation used in previous disclosures of the pro forma effect of FAS 123. The Company used the Black-Scholes option-pricing model to measure the pro forma effect of FAS 123 and to determine the fair value of share compensation under FAS 123R.

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

The following table outlines the Company’s net income available to holders of Ordinary Shares and basic and diluted earnings per share for the year ended December 31, 2005, had the compensation cost been determined in accordance with the fair value method recommended in FAS 123. The reported and pro forma net income and basic and diluted earnings per share for the years ended December 31, 2007 and 2006, are the same since share-based compensation expense is calculated under the provisions of FAS 123R. The amounts for the years ended December 31, 2007 and 2006, are included in the table below only to provide the detail for a comparative presentation to the year ended December 31, 2005.

(in millions of U.S. dollars, except per share data)	2007	2006	2005
Net income available to holders of Ordinary Shares:
As reported	$2,533	$2,260	$983
Add: Share-based compensation expense included in reported net income, net of income tax	77	68	46
Deduct: Compensation expense, net of income tax	77	68	61
Pro forma net income	$2,533	$2,260	$968
Basic earnings per share:
As reported	$7.79	$7.02	$3.36
Pro forma	$7.79	$7.02	$3.31
Diluted earnings per share:
As reported	$7.66	$6.91	$3.31
Pro forma	$7.66	$6.91	$3.26

The application of FAS 123R resulted in incremental share-based compensation expense for the cost of stock options and shares issued under the ESPP of $23 million ($21 million after tax or $0.06 per basic and diluted share) and $20 million ($18 million after tax or $0.05 per basic and diluted share) for the years ended December 31, 2007 and 2006, respectively, that would not have otherwise been recognized. Prior to the adoption of FAS 123R, share-based compensation expense for restricted stock was recognized in net income. For the years ended December 31, 2007 and 2006, the expense for the restricted stock was $77 million ($57 million after tax) and $65 million ($49 million after tax), respectively.

During 2004, the Company established the ACE Limited 2004 Long-Term Incentive Plan (the 2004 LTIP). Once the 2004 LTIP was approved by shareholders, it became effective February 25, 2004. It will continue in effect until terminated by the Board. This plan replaced the ACE Limited 1995 Long-Term Incentive Plan, the ACE Limited 1995 Outside Directors Plan, the ACE Limited 1998 Long-Term Incentive Plan, and the ACE Limited 1999 Replacement Long-Term Incentive Plan (the Prior Plans) except as to outstanding awards. Under the 2004 LTIP, a total of 15,000,000 Ordinary Shares of the Company are authorized to be issued pursuant to awards made as stock options, stock appreciation rights, performance shares, performance units, restricted stock, and restricted stock units. The maximum number of shares that may be delivered to participants and their beneficiaries under the 2004 LTIP shall be equal to the sum of: (i) 15,000,000 shares; and (ii) any shares that are represented by awards granted under the Prior Plans that are forfeited, expired, or are canceled after the effective date of the 2004 LTIP, without delivery of shares or which result in the forfeiture of the shares back to the Company to the extent that such shares would have been added back to the reserve under the terms of the applicable Prior Plan. As of December 31, 2007, a total of 8,978,166 shares remain available for future issuance under this plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

The Second Amendment to the ACE Limited ESPP was approved by shareholders on May 18, 2006. This amendment increased the number of Ordinary Shares available for issuance under the ESPP by 1,500,000 shares to 3,000,000 Ordinary Shares. As of December 31, 2007, a total of 1,193,187 Ordinary Shares remain available for issuance under the ESPP.

Stock options

The Company’s 2004 LTIP provides for grants of both incentive and non-qualified stock options principally at an option price per share of 100 percent of the fair market value of the Company’s Ordinary Shares on the date of grant.

Stock options are generally granted with a 3-year vesting period and a 10-year term. The stock options vest in equal annual installments over the respective vesting period, which is also the requisite service period. Included in the beginning of year balance are 5-year cliff vest options of 100,000, 150,000, 125,000, and 150,000 issued, respectively, in 2002, 2003, 2004, and 2006. There were 5,200 5-year cliff vest options granted in August 2007.

Included in the Company’s share-based compensation expense in the year ended December 31, 2007, is the cost related to the unvested portion of the 2004-2007 stock option grants. The fair value of the stock options was estimated on the date of grant using the Black-Scholes option-pricing model that uses the assumptions noted in the following table. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time from grant to exercise date) was estimated using the historical exercise behavior of employees. For 2005 and prior options, expected volatility was based on historical volatility for a period equal to the stock option’s expected life, ending on the date of grant, and calculated on a monthly basis. For 2007 and 2006 options, expected volatility was calculated as a blend of (a) historical volatility based on daily closing prices over a period equal to the expected life assumption, (b) long-term historical volatility based on daily closing prices over the period from ACE’s initial public trading date through the most recent quarter, and (c) implied volatility derived from ACE’s publicly traded options.

The fair value of the options issued is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants for the years indicated:

	2007	2006	2005
Dividend yield	1.78%	1.64%	1.89%
Expected volatility	27.43%	31.29%	22.36%
Risk-free interest rate	4.51%	4.60%	3.88%
Forfeiture rate	7.5%	7.50%	5.00%
Expected life	5.6 years	6 years	4 years

The following table shows changes in the Company’s stock options for the years ended December 31, 2007, 2006, and 2005:

	Number of Options	Weighted Average Exercise Price
Options outstanding, December 31, 2004	16,237,718	$33.83
Granted	1,606,001	$44.43
Exercised	(4,727,981)	$47.85
Forfeited	(471,977)	$39.70
Options outstanding, December 31, 2005	12,643,761	$36.53
Granted	1,505,215	$56.29
Exercised	(1,982,560)	$33.69
Forfeited	(413,895)	$39.71
Options outstanding, December 31, 2006	11,752,521	$39.43
Granted	1,549,091	$56.17
Exercised	(1,830,004)	$35.73
Forfeited	(200,793)	$51.66
Options outstanding, December 31, 2007	11,270,815	$42.12
Options exercisable, December 31, 2007	8,127,808	$38.04

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

The weighted-average remaining contractual term was 5.3 years for the stock options outstanding and 4.34 years for the stock options exercisable at December 31, 2007. The total intrinsic value was approximately $221 million for stock options outstanding and $193 million for stock options exercisable at December 31, 2007. The weighted-average fair value for the stock options granted for the year ended December 31, 2007 was $15.76. The total intrinsic value for stock options exercised during the years ended December 31, 2007 and 2006, was approximately $44 million and $43 million, respectively.

The amount of cash received during the year ended December 31, 2007, from the exercise of stock options was $65 million.

Restricted stock

The Company’s 2004 LTIP also provides for grants of restricted stock. The Company generally grants restricted stock with a 4-year vesting period, based on a graded vesting schedule. The restricted stock is granted at market close price on the date of grant. Included in the Company’s share-based compensation expense in the year ended December 31, 2007, is a portion of the cost related to the unvested restricted stock granted in the years 2003 to 2007.

The following table shows changes in the Company’s restricted stock for the years ended December 31, 2007, 2006, and 2005:

	Number of Restricted Stock	Weighted Average Grant- Date Fair Value
Unvested restricted stock, December 31, 2004	2,871,164	$37.85
Granted	1,785,589	$44.45
Vested and issued	(943,246)	$37.24
Forfeited	(224,839)	$39.95
Unvested restricted stock, December 31, 2005	3,488,668	$41.26
Granted	1,632,504	$56.05
Vested and issued	(1,181,249)	$40.20
Forfeited	(360,734)	$44.04
Unvested restricted stock, December 31, 2006	3,579,189	$48.07
Granted	1,818,716	$56.45
Vested and issued	(1,345,412)	$44.48
Forfeited	(230,786)	$51.57
Unvested restricted stock, December 31, 2007	3,821,707	$53.12

Under the provisions of FAS 123R, the recognition of deferred compensation, a contra-equity account representing the amount of unrecognized restricted stock expense that is reduced as expense is recognized, at the date restricted stock is granted is no longer permitted. Therefore, upon adoption of FAS 123R, the amount of deferred compensation that had been reflected in Unearned stock grant compensation was reclassified to Additional paid-in capital in the Company’s consolidated balance sheet.

Restricted stock units

The Company’s 2004 LTIP also provides for grants of other awards, including restricted stock units. The Company generally grants restricted stock units with a 4-year vesting period, based on a graded vesting schedule. Each restricted stock unit represents the Company’s obligation to deliver to the holder one share of Ordinary Shares upon vesting. During 2007, the Company awarded 108,870 restricted stock units to officers of the Company and its subsidiaries with a weighted-average grant date fair value of $56.29. During 2006, 83,370 restricted stock units, with a weighted-average grant date fair value of $56.36, were awarded to officers of the Company and its subsidiaries. During 2005, 80,550 restricted stock units, with a weighted-average grant date fair value of $44.59, were awarded to officers of the Company and its subsidiaries.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

The Company also grants restricted stock units with a 1-year vesting period to non-management directors. Delivery of Ordinary Shares on account of these restricted stock units to non-management directors is deferred until six months after the date of the non-management directors’ termination from the Board. During 2007, 29,676 restricted stock units were awarded to non-management directors. These units will vest in May 2008. During 2006, 23,092 restricted stock units were awarded to non-management directors. These units vested in May 2007. During 2005, 26,186 restricted stock units were awarded to non-management directors. These units vested in May 2006.

ESPP

The ESPP gives participating employees the right to purchase Ordinary Shares through payroll deductions during consecutive “Subscription Periods.” Annual purchases by participants are limited to the number of whole shares that can be purchased by an amount equal to ten percent of the participant’s compensation or $25,000, whichever is less. The ESPP has two six-month Subscription Periods, the first of which runs between January 1 and June 30 and the second of which runs between July 1 and December 31 of each year. The amounts that have been collected from participants during a Subscription Period are used on the “Exercise Date” to purchase full shares of Ordinary Shares. An Exercise Date is generally the last trading day of a Subscription Period. The number of shares purchased is equal to the total amount, as of the Exercise Date, that has been collected from the participants through payroll deductions for that Subscription Period, divided by the “Purchase Price”, rounded down to the next full share. Effective for the second Subscription Period of 2007, the Purchase Price is 85 percent of the fair market value of an Ordinary Share on the Exercise Date. Prior to the second Subscription Period of 2007, the Purchase Price was calculated as the lower of (i) 85 percent of the fair market value of an Ordinary Share on the first day of the Subscription Period, or (ii) 85 percent of the fair market value of an Ordinary Share on the Exercise Date. Participants may withdraw from an offering before the exercise date and obtain a refund of the amounts withheld through payroll deductions. Pursuant to the provisions of the ESPP, during 2007, 2006, and 2005, employees paid $9.7 million, $8.3 million, and $7.8 million, respectively, to purchase 205,396 shares, 202,949 shares, and 216,504 shares, respectively.

The fair value of the offering of the Subscription Period ended June 30, 2007, was calculated using the Black-Scholes option-pricing model that used the following assumptions: a dividend yield of 1.66%, risk-free interest rate of 4.5%, expected volatility of 19%, and an expected life of 6 months. The risk-free interest rate is based on the U.S. Treasury yield curve. Expected volatility was based on an average of historical and implied volatility. The weighted-average fair value of the Company’s ESPP rights was $12.55 for the June 30, 2007, ESPP offering.

As of December 31, 2007, unrecognized compensation expense related to the unvested portion of the Company’s employee share-based awards was approximately $117 million and is expected to be recognized over a weighted-average period of approximately 1.96 years.

The Company generally issues shares for the exercise of stock options, for restricted stock, and for shares under the ESPP from un-issued reserved shares.

13. Pension plans

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

Defined contribution plans (including 401(k))

Under these plans, employees’ contributions may be supplemented by ACE matching contributions based on the level of employee contribution. These contributions are invested at the election of each employee in one or more of several investment portfolios offered by a third party investment advisor. In addition, the Company may provide additional matching contributions, depending on its annual financial performance. Expenses for these plans totaled $76 million, $74 million, and $67 million for the years ended December 31, 2007, 2006, and 2005, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

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

In September 2006, the FASB issued FAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (FAS 158). FAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in funded status through comprehensive income in the year in which the changes occur. The Company funds the plans at the amount required by local tax and legal requirements.

The Company adopted the recognition provisions of FAS 158 as of December 31, 2006. Upon adoption of FAS 158, the Company derecognized the additional minimum pension liability and the related intangible asset through a net benefit to shareholders’ equity. The initial impact of the adoption of FAS 158 due to unrecognized prior service costs and net actuarial gains or losses of $11 million is recognized by the Company as a component of accumulated other comprehensive income in shareholders’ equity. The accrued pension liability of $85 million at December 31, 2007, and $97 million at December 31, 2006, is included in Accounts payable, accrued expenses, and other liabilities.

The defined benefit pension plan contribution for 2008 is expected to be $21 million. The estimated net actuarial loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net benefit costs over the next year is $4 million.

Benefit payments were approximately $16 million and $12 million for 2007 and 2006, respectively. Expected future payments are as follows:

Year ending December 31 (in millions of U.S. dollars)
2008	$19
2009	18
2010	19
2011	21
2012	23
2013-2017	114

14. Fair value of financial instruments

In the normal course of business, the Company invests in various financial assets, incurs various financial liabilities, and enters into agreements involving derivative securities. Fair values are disclosed for all financial instruments, for which it is practicable to estimate fair value, whether or not such values are recognized in the consolidated balance sheets. Fair values of financial instruments are based on quoted market prices where available. Fair values of financial instruments for which quoted market prices are not available are based on estimates using present value or other valuation techniques. These techniques are significantly affected by the assumptions used, including the discount rates and the estimated amounts and timing of future cash flows. In such instances, the derived fair value estimates cannot be substantiated by comparison to independent markets and are not necessarily indicative of the amounts that would be realized in a current market exchange. Certain financial instruments, particularly insurance contracts, are excluded from fair value disclosure requirements.

The following methods and assumptions were used by the Company in estimating the fair value of financial assets and liabilities:

(i) Fair values of fixed maturities with active markets are based on quoted market prices. For fixed maturities that trade in less active markets, fair values are obtained from independent pricing services. Fair values of fixed maturities are principally a function of current interest rates. Care should be used in evaluating the significance of these estimated market values which can fluctuate based on such factors as interest rates, inflation, monetary policy, and general economic conditions.

(ii) Fair values of equity securities with active markets are based on quoted market prices. For other equity securities, fair values are based on external market valuations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

(iii) The carrying value of short-term investments approximates fair value due to the short maturities of these investments.

(iv) Fair values for other investments, principally other direct equity investments, investment funds, and limited partnerships are based on the net asset value or financial statements provided by the investment manager.

(v) Fair values for investments in partially-owned insurance companies are based on the financial statements provided by those companies used for equity accounting and for equity securities with active markets are based on quoted market prices.

(vi) Where practical, fair values for short-term debt, long-term debt, and trust preferred securities are estimated using discounted cash flow calculations based upon the Company’s incremental borrowing rates for similar types of borrowings with maturities consistent with those remaining for the debt being valued.

(vii) For investment derivative instruments, including futures, options, and swaps, the Company is generally able to obtain quoted market prices to determine fair value.

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

The carrying values and fair values of financial instruments at December 31, 2007 and 2006, were as follows:

	2007		2006
(in millions of U.S. dollars)	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Financial assets:
Fixed maturities available for sale	$33,184	$33,184	$28,540	$28,540
Fixed maturities held to maturity	3,015	2,987	3,015	3,047
Equity securities	1,837	1,837	1,713	1,713
Short-term investments	2,631	2,631	2,456	2,456
Other investments	1,140	1,140	845	845
Investments in partially-owned insurance companies	889	773	830	789
Investment derivative instruments	10	10	9	9
Other derivative instruments	94	94	70	70
Financial liabilities:
Short-term debt	378	372	579	578
Long-term debt	1,862	1,811	1,645	1,560
Trust preferred securities	387	309	409	309
Guaranteed minimum income benefits	225	225	13	13

15. Other (income) expense

The following table details the components of Other (income) expense as reflected in the consolidated statements of operations for the years ended December 31, 2007, 2006, and 2005.

(in millions of U.S. dollars)	2007	2006	2005
Equity in net (income) loss of partially-owned companies	$39	$(60)	$(60)
Minority interest expense	7	8	16
Federal excise tax	18	10	7
Other	17	7	12
Other (income) expense	$81	$(35)	$(25)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

In 2007, 2006, and 2005, equity in net (income) loss of partially-owned companies includes $68 million, $(57) million, and $(68) million, respectively, of (income) loss related to Assured Guaranty Ltd. Certain excise taxes incurred as a result of capital management initiatives are included in Other (income) expense. As these are considered capital transactions, they are excluded from underwriting results.

16. Segment information

The Company operates through the following business segments: Insurance – North American, Insurance – Overseas General, Global Reinsurance, and Life Insurance and Reinsurance. These segments distribute their products through various forms of brokers, agencies, and direct marketing programs. Additionally, Insurance – North American has formed internet distribution channels for some of its products. Global Reinsurance, Insurance – North American, and Life Insurance and Reinsurance have established relationships with reinsurance intermediaries.

The Insurance – North American segment comprises the P&C operation in the U.S., Canada, and Bermuda. This segment includes the operations of ACE USA (including ACE Canada), ACE Westchester, ACE Bermuda, and various run-off operations. ACE USA provides a broad array of P&C, A&H, and risk management products and services to a diverse group of commercial and non-commercial enterprises and consumers. ACE Westchester specializes in the wholesale distribution of excess, surplus, and specialty P&C products. ACE Bermuda provides commercial insurance products on an excess basis to a global client base, covering risks that are generally low in frequency and high in severity. The run-off operations include Brandywine Holdings Corporation (Brandywine), Commercial Insurance Services, residual market workers’ compensation business, pools and syndicates not attributable to a single business group, and other exited lines of business. Run-off operations do not actively sell insurance products, but are responsible for the management of existing policies and related claims.

The Insurance – Overseas General segment consists of ACE International (excluding its life insurance business) and the wholesale insurance operations of ACE Global Markets, our London-based excess and surplus lines business that includes Lloyd’s Syndicate 2488. ACE International, our ACE INA network of indigenous retail insurance operations, maintains a presence in every major insurance market in the world and is organized geographically along product lines that provide dedicated underwriting focus to customers. ACE Global Markets offers an extensive product range through its unique parallel distribution of products via ACE European Group Limited (AEGL) and Lloyd’s Syndicate 2488. ACE provides funds at Lloyd’s to support underwriting by Syndicate 2488 which is managed by ACE Underwriting Agencies Limited. AEGL, our London-based, FSA-U.K. regulated company, underwrites U.K. and Continental Europe insurance and reinsurance business. The reinsurance operation of ACE Global Markets is included in the Global Reinsurance segment. The Insurance – Overseas General segment has four regions of operations: the ACE European Group (which is comprised of ACE Europe and ACE Global Markets branded business), ACE Asia Pacific, ACE Far East, and ACE Latin America. Companies within the Insurance – Overseas General segment write a variety of insurance products including property, casualty, professional lines (D&O and E&O), marine, energy, aviation, political risk, specialty personal lines, consumer lines products, and A&H (principally accident and supplemental health).

The Global Reinsurance segment represents ACE’s reinsurance operations comprising ACE Tempest Re Bermuda, ACE Tempest Re USA, ACE Tempest Re Europe, and ACE Tempest Re Canada. These divisions provide a broad range of property catastrophe, casualty, and property reinsurance coverages to a diverse array of primary P&C companies.

The Life Insurance and Reinsurance segment includes the operations of ACE Tempest Life Re (ACE Life Re) and ACE International Life. ACE Life Re provides reinsurance coverage to other life insurance companies as well as marketing traditional life reinsurance products and services for the individual life business. ACE International Life provides traditional life insurance protection, investments and savings products to individuals in several countries including Thailand, Vietnam, Taiwan, China, Egypt, the United Arab Emirates, and various Latin American countries.

Corporate and Other (Corporate) includes ACE Limited and ACE INA Holdings, Inc. and intercompany eliminations. In addition, Corporate includes the Company’s proportionate share of Assured Guaranty Ltd.’s earnings reflected in Other (income) expense. Included in Losses and loss expenses are losses incurred in connection with the commutation of ceded reinsurance contracts that resulted from a differential between the consideration received from reinsurers and the related reduction of reinsurance recoverable, principally related to the time value of money. Due to the Company’s initiatives to reduce reinsurance recoverable balances and thereby encourage such commutations, losses recognized in connection with the commutation of ceded reinsurance contracts are generally not considered when assessing segment performance and accordingly, are directly allocated to Corporate. Additionally, the Company does not consider the development of loss reserves related to the September 11 tragedy in assessing segment performance as these loss reserves are managed by Corporate. As such, the effect of the related loss reserve development on net income is reported within Corporate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

For segment reporting purposes, certain items have been presented in a different manner than in the consolidated financial statements. The following tables summarize the operations by segment for the years ended December 31, 2007, 2006, and 2005.

Statement of Operations by Segment

For the year ended December 31, 2007 (in millions of U.S. dollars)	Insurance – North American	Insurance – Overseas General	Global Reinsurance	Life Insurance and Reinsurance	Corporate and Other	ACE Consolidated
Gross premiums written	$9,840	$6,291	$1,218	$391	$–	$17,740
Net premiums written	5,833	4,568	1,197	381	–	11,979
Net premiums earned	6,007	4,623	1,299	368	–	12,297
Losses and loss expenses	4,269	2,420	664	–	(2)	7,351
Life and annuity benefits	–	–	–	168	–	168
Policy acquisition costs	515	963	248	45	–	1,771
Administrative expenses	530	669	64	50	142	1,455
Underwriting income (loss)	693	571	323	105	(140)	1,552
Net investment income	1,034	450	274	55	105	1,918
Net realized gains (losses)	125	(69)	21	(164)	26	(61)
Interest expense	–	–	–	–	175	175
Other (income) expense	11	(20)	4	1	85	81
Income tax expense (benefit)	468	183	32	(8)	(100)	575
Net income (loss)	$1,373	$789	$582	$3	$(169)	$2,578

Statement of Operations by Segment

For the year ended December 31, 2006 (in millions of U.S. dollars)	Insurance – North American	Insurance – Overseas General	Global Reinsurance	Life Insurance and Reinsurance	Corporate and Other	ACE Consolidated
Gross premiums written	$9,663	$5,897	$1,567	$274	$–	$17,401
Net premiums written	5,940	4,266	1,550	274	–	12,030
Net premiums earned	5,719	4,321	1,511	274	–	11,825
Losses and loss expenses	4,026	2,259	784	–	1	7,070
Life and annuity benefits	–	–	–	123	–	123
Policy acquisition costs	530	856	303	26	–	1,715
Administrative expenses	502	609	62	35	248	1,456
Underwriting income (loss)	661	597	362	90	(249)	1,461
Net investment income	876	370	221	42	92	1,601
Net realized gains (losses)	(83)	(16)	10	(36)	27	(98)
Interest expense	–	–	–	–	176	176
Other (income) expense	(2)	10	8	–	(51)	(35)
Income tax expense (benefit)	352	206	38	(6)	(68)	522
Cumulative effect of a change in accounting principle	–	–	–	–	4	4
Net income (loss)	$1,104	$735	$547	$102	$(183)	$2,305

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

Statement of Operations by Segment

For the year ended December 31, 2005 (in millions of U.S. dollars)	Insurance – North American	Insurance – Overseas General	Global Reinsurance	Life Insurance and Reinsurance	Corporate and Other	ACE Consolidated
Gross premiums written	$9,189	$5,775	$1,599	$248	$–	$16,811
Net premiums written	5,803	4,195	1,546	248	–	11,792
Net premiums earned	5,730	4,239	1,531	248	–	11,748
Losses and loss expenses	4,577	2,583	1,402	–	9	8,571
Life and annuity benefits	–	–	–	143	–	143
Policy acquisition costs	503	836	300	24	–	1,663
Administrative expenses	427	566	60	19	189	1,261
Underwriting income (loss)	223	254	(231)	62	(198)	110
Net investment income	698	319	173	36	38	1,264
Net realized gains (losses)	15	51	(4)	19	(5)	76
Interest expense	–	–	3	–	171	174
Other (income) expense	18	16	11	–	(70)	(25)
Income tax expense (benefit)	235	107	11	(2)	(78)	273
Net income (loss)	$683	$501	$(87)	$119	$(188)	$1,028

Underwriting assets are reviewed in total by management for purposes of decision-making. The Company does not allocate assets to its segments.

The following tables summarize the net premiums earned of each segment by product offering for the years ended December 31, 2007, 2006, and 2005.

Year ended December 31, 2007 (in millions of U.S. dollars)	Property & All Other	Casualty	Life, Accident & Health	ACE Consolidated
Insurance – North American	$1,462	$4,298	$247	$6,007
Insurance – Overseas General	1,697	1,495	1,431	4,623
Global Reinsurance	628	671	–	1,299
Life Insurance and Reinsurance	–	–	368	368
	$3,787	$6,464	$2,046	$12,297

Year ended December 31, 2006
Insurance – North American	$1,289	$4,228	$202	$5,719
Insurance – Overseas General	1,617	1,479	1,225	4,321
Global Reinsurance	712	799	–	1,511
Life Insurance and Reinsurance	–	–	274	274
	$3,618	$6,506	$1,701	$11,825

Year ended December 31, 2005
Insurance – North American	$1,249	$4,299	$182	$5,730
Insurance – Overseas General	1,609	1,570	1,060	4,239
Global Reinsurance	702	829	–	1,531
Life Insurance and Reinsurance	–	–	248	248
	$3,560	$6,698	$1,490	$11,748

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

The following table summarizes the Company’s gross premiums written by geographic region. Allocations have been made on the basis of location of risk.

Year Ended	North America	Europe	Asia Pacific/Far East	Latin America
2007	58%	26%	11%	5%
2006	63%	24%	9%	4%
2005	61%	25%	10%	4%

17. Earnings per share

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2007, 2006, and 2005.

(in millions of U.S. dollars, except share and per share data)	2007	2006	2005
Numerator:
Net income before cumulative effect of a change in accounting principle	$2,578	$2,301	$1,028
Dividends on Preferred Shares	(45)	(45)	(45)
Net income available to holders of Ordinary Shares before cumulative effect of a change in accounting principle	2,533	2,256	983
Cumulative effect of a change in accounting principle	–	4	–
Net income available to holders of Ordinary Shares	$2,533	$2,260	$983
Denominator:
Denominator for basic earnings per share:
Weighted-average shares outstanding	324,938,327	321,768,672	292,401,343
Denominator for diluted earnings per share:
Share-based compensation plans	5,509,394	5,463,350	4,898,540
Adjusted weighted average shares outstanding and assumed conversions	330,447,721	327,232,022	297,299,883
Basic earnings per share:
Earnings per share before cumulative effect of a change in accounting principle	$7.79	$7.01	$3.36
Cumulative effect of a change in accounting principle	–	0.01	–
Earnings per share	$7.79	$7.02	$3.36
Diluted earnings per share:
Earnings per share before cumulative effect of a change in accounting principle	$7.66	$6.90	$3.31
Cumulative effect of a change in accounting principle	–	0.01	–
Earnings per share	$7.66	$6.91	$3.31

Excluded from adjusted weighted average shares outstanding and assumed conversions is the impact of securities that would have been anti-dilutive during the respective years. For the years ended December 31, 2007, 2006, and 2005, the potential anti-dilutive share conversions were 233,326, 319,397, and 129,902, respectively.

18. Related party transactions

The ACE Foundation – Bermuda is an unconsolidated not-for-profit organization whose primary purpose is to fund charitable causes in Bermuda. The Trustees are principally comprised of ACE management. The Company maintains a non-interest bearing demand note receivable from the ACE Foundation – Bermuda, the balance of which was $34 million and $37 million, at December 31, 2007 and 2006, respectively. The receivable is included in Other assets in the accompanying consolidated balance sheets. The borrower has used the related proceeds to finance investments in Bermuda real estate, some of which have been rented to ACE employees at rates established by independent, professional real estate appraisers. The borrower

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

uses income from the investments to both repay the note and to fund charitable activities. Accordingly, the Company reports the demand note at the lower of its principal value or the fair value of assets held by the borrower to repay the loan, including the real estate properties.

19. Statutory financial information

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

Statutory accounting differs from GAAP in the reporting of certain reinsurance contracts, investments, subsidiaries, acquisition expenses, fixed assets, deferred income taxes, and certain other items. The statutory capital and surplus of the U.S. subsidiaries met regulatory requirements for 2007, 2006, and 2005. The amount of dividends available to be paid in 2008, without prior approval from the state insurance departments, totals $691 million.

The combined statutory capital and surplus and statutory net income of the Bermuda and U.S. subsidiaries as of and for the years ended December 31, 2007, 2006, and 2005, are as follows:

	Bermuda Subsidiaries			U.S. Subsidiaries
(in millions of U.S. dollars)	2007	2006	2005	2007	2006	2005
Statutory capital and surplus	$8,799	$7,605	$6,486	$5,321	$4,431	$3,374
Statutory net income	$1,288	$1,527	$670	$873	$724	$412

As permitted by the Restructuring discussed previously in Note 6, certain of the Company’s U.S. subsidiaries discount certain A&E liabilities, which increased statutory capital and surplus by approximately $140 million, $157 million, and $255 million as of December 31, 2007, 2006, and 2005, respectively.

The Company’s international subsidiaries prepare statutory financial statements based on local laws and regulations. Some jurisdictions impose complex regulatory requirements on insurance companies while other jurisdictions impose fewer requirements. In some countries, the Company must obtain licenses issued by governmental authorities to conduct local insurance business. These licenses may be subject to reserves and minimum capital and solvency tests. Jurisdictions may impose fines, censure, and/or criminal sanctions for violation of regulatory requirements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

20. Information provided in connection with outstanding debt of subsidiaries

The following tables present condensed consolidating financial information at December 31, 2007 and 2006, and for the years ended December 31, 2007, 2006, and 2005 for ACE Limited (the “Parent Guarantor”) and its “Subsidiary Issuer”, ACE INA Holdings, Inc. The Subsidiary Issuer is an indirect wholly-owned subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings. The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuer.

Condensed Consolidating Balance Sheet at December 31, 2007

(in millions of U.S. dollars)	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated
Assets
Investments	$62	$20,671	$21,046	$–	$41,779
Cash	–	310	251	(51)	510
Insurance and reinsurance balances receivable	–	2,961	579	–	3,540
Reinsurance recoverable	–	16,742	(2,380)	–	14,362
Goodwill	–	2,254	477	–	2,731
Investments in subsidiaries	16,669	–	–	(16,669)	–
Due from (to) subsidiaries and affiliates, net	174	45	(45)	(174)	–
Other assets	14	6,346	2,808	–	9,168
Total assets	$16,919	$49,329	$22,736	$(16,894)	$72,090
Liabilities
Unpaid losses and loss expenses	$–	$28,984	$8,128	$–	$37,112
Unearned premiums	–	4,930	1,297	–	6,227
Future policy benefits for life and annuity contracts	–	–	545	–	545
Short-term debt	51	87	285	(51)	372
Long-term debt	–	1,811	–	–	1,811
Trust preferred securities	–	309	–	–	309
Other liabilities	191	6,199	2,647	–	9,037
Total liabilities	242	42,320	12,902	(51)	55,413
Total shareholders’ equity	16,677	7,009	9,834	(16,843)	16,677
Total liabilities and shareholders’ equity	$16,919	$49,329	$22,736	$(16,894)	$72,090

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

(2) Includes ACE Limited parent company eliminations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

Condensed Consolidating Statement of Operations

For the year ended December 31, 2007 (in millions of U.S. dollars)	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated
Net premiums written	$–	$7,033	$4,946	$–	$11,979
Net premiums earned	–	7,193	5,104	–	12,297
Net investment income	14	935	969	–	1,918
Equity in earnings of subsidiaries	2,633	–	–	(2,633)	–
Net realized gains (losses)	21	–	(82)	–	(61)
Losses and loss expenses	–	4,724	2,627	–	7,351
Life and annuity benefits	–	43	125	–	168
Policy acquisition costs and administrative expenses	87	1,835	1,324	(20)	3,226
Interest expense (income)	(10)	165	12	8	175
Other (income) expense	10	14	57	–	81
Income tax expense	3	462	110	–	575
Net income	$2,578	$885	$1,736	$(2,621)	$2,578

Condensed Consolidating Statement of Operations

For the year ended December 31, 2006 (in millions of U.S. dollars)	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated
Net premiums written	$–	$6,609	$5,421	$–	$12,030
Net premiums earned	–	6,630	5,195	–	11,825
Net investment income	6	805	790	–	1,601
Equity in earnings of subsidiaries	2,412	–	–	(2,412)	–
Net realized gains (losses)	11	(58)	(51)	–	(98)
Losses and loss expenses	–	4,199	2,871	–	7,070
Life and annuity benefits	–	14	109	–	123
Policy acquisition costs and administrative expenses	115	1,812	1,281	(37)	3,171
Interest expense (income)	–	156	(1)	21	176
Other (income) expense	2	14	(51)	–	(35)
Income tax expense	8	425	89	–	522
Cumulative effect of a change in accounting principle	1	2	1	–	4
Net income	$2,305	$759	$1,637	$(2,396)	$2,305

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

(2) Includes ACE Limited parent company eliminations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the year ended December 31, 2007 (in millions of U.S. dollars)	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc, (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	ACE Limited Consolidated
Net cash flows from operating activities	$241	$1,612	$2,848	$4,701
Cash flows from (used for) investing activities
Purchases of fixed maturities available for sale	–	(18,092)	(30,026)	(48,118)
Purchases of fixed maturities held to maturity	–	(319)	(5)	(324)
Purchases of equity securities	–	(603)	(326)	(929)
Sales of fixed maturities available for sale	3	15,127	25,686	40,816
Sales of equity securities	–	456	407	863
Maturities and redemptions of fixed maturities available for sale	–	1,764	1,468	3,232
Maturities and redemptions of fixed maturities held to maturity	–	256	109	365
Net proceeds from (payments made on) the settlement of investment derivatives	14	–	(30)	(16)
Advances (to) from affiliates	496	–	(496)	–
Other	(6)	(166)	(247)	(419)
Net cash flows from (used for) investing activities	507	(1,577)	(3,460)	(4,530)
Cash flows from (used for) financing activities
Dividends paid on Ordinary Shares	(341)	–	–	(341)
Dividends paid on Preferred Shares	(45)	–	–	(45)
Net repayment of short-term debt	(449)	–	(16)	(465)
Net proceeds from issuance of long-term debt	–	500	–	500
Proceeds from exercise of options for Ordinary Shares	65	–	–	65
Proceeds from Ordinary Shares issued under ESPP	9		–	9
Advances (to) from affiliates	–	(483)	483	–
Tax benefit on share-based compensation expense	–	21	3	24
Net cash flows from (used for) financing activities	(761)	38	470	(253)
Effect of foreign currency rate changes on cash and cash equivalents	–	24	3	27
Net (decrease) increase in cash	(13)	97	(139)	(55)
Cash – beginning of year	13	213	339	565
Cash – end of year	$–	$310	$200	$510

(1) Includes all other subsidiaries of ACE Limited and intercompany eliminations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the year ended December 31, 2006 (in millions of U.S. dollars)	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	ACE Limited Consolidated
Net cash flows from operating activities	$502	$2,033	$1,570	$4,105
Cash flows used for investing activities
Purchases of fixed maturities available for sale	–	(13,159)	(28,036)	(41,195)
Purchases of fixed maturities held to maturity	–	(474)	(59)	(533)
Purchases of equity securities	–	(508)	(333)	(841)
Sales of fixed maturities available for sale	12	9,279	24,648	33,939
Sales of equity securities	–	427	500	927
Maturities and redemptions of fixed maturities available for sale	–	1,836	1,573	3,409
Maturities and redemptions of fixed maturities held to maturity	–	445	98	543
Net proceeds from (payments made on) the settlement of investment derivatives	11	–	(51)	(40)
Capitalization of subsidiaries	(15)	–	15	–
Advances (to) from affiliates	(237)	–	237	–
Sale of subsidiary (net of cash sold of $2)	–	(2)	–	(2)
Other	2	(134)	155	23
Net cash flows used for investing activities	(227)	(2,290)	(1,253)	(3,770)
Cash flows from (used for) financing activities
Dividends paid on Ordinary Shares	(312)	–	–	(312)
Dividends paid on Preferred Shares	(45)	–	–	(45)
Repayment of short-term debt	–	(300)	–	(300)
Net proceeds from issuance of long-term debt	–	298	–	298
Proceeds from exercise of options for Ordinary Shares	67	–	–	67
Proceeds from Ordinary Shares issued under ESPP	8	–	–	8
Advances (to) from affiliates	–	194	(194)	–
Net cash flows from (used for) financing activities	(282)	192	(194)	(284)
Effect of foreign currency rate changes on cash and cash equivalents	–	2	–	2
Net increase (decrease) in cash	(7)	(63)	123	53
Cash – beginning of year	20	276	216	512
Cash – end of year	$13	$213	$339	$565

(1) Includes all other subsidiaries of ACE Limited and intercompany eliminations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the year ended December 31, 2005 (in millions of U.S. dollars)	ACE Limited (Parent Co. Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	ACE Limited Consolidated
Net cash flows from operating activities	$497	$2,631	$1,180	$4,308
Cash flows used for investing activities
Purchases of fixed maturities available for sale	–	(14,767)	(17,542)	(32,309)
Purchases of equity securities	–	(353)	(301)	(654)
Sales of fixed maturities available for sale	22	10,279	14,140	24,441
Sales of equity securities	–	279	213	492
Maturities and redemptions of fixed maturities available for sale	–	1,361	1,029	2,390
Maturities and redemptions of fixed maturities held to maturity	–	138	36	174
Net proceeds from (payments made on) the settlement of investment derivatives	(5)	–	17	12
Capitalization of subsidiaries	(1,279)	125	1,154	–
Advances (to) from affiliates subsidiaries	(503)	–	503	–
Sale of subsidiary (net of cash sold of $Nil)	–	–	7	7
Other	(33)	(28)	(85)	(146)
Net cash flows used for investing activities	(1,798)	(2,966)	(829)	(5,593)
Cash flows from (used for) financing activities
Dividends paid on Ordinary Shares	(253)	–	–	(253)
Dividends paid on Preferred Shares	(45)	–	–	(45)
Repayment of short-term debt	–	–	(146)	(146)
Net proceeds from issuance of long-term debt	–	262	–	262
Proceeds from exercise of options for Ordinary Shares	140	–	–	140
Proceeds from Ordinary Shares issued under ESPP	8	–	–	8
Repayment of trust preferred securities	–	(103)	–	(103)
Net proceeds from issuance of Ordinary Shares	1,465	–	–	1,465
Advances (to) from affiliates	–	247	(247)	–
Net cash flows from (used for) financing activities	1,315	406	(393)	1,328
Effect of foreign currency rate changes on cash and cash equivalents	–	(21)	(8)	(29)
Net increase (decrease) in cash	14	50	(50)	14
Cash – beginning of year	6	226	266	498
Cash – end of year	$20	$276	$216	$512

(1) Includes all other subsidiaries of ACE Limited and intercompany eliminations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

21. Condensed unaudited quarterly financial data

(in millions of U.S. dollars, except per share data)	Quarter Ended March 31, 2007	Quarter Ended June 30, 2007	Quarter Ended September 30, 2007	Quarter Ended December 31, 2007
Net premiums earned	$3,082	$3,008	$3,150	$3,057
Net investment income	451	471	492	504
Net realized gains (losses)	16	(11)	—	(66)
Total revenues	$3,549	$3,468	$3,642	$3,495
Losses and loss expenses	$1,860	$1,793	$1,910	$1,788
Life and annuity benefits	$36	$33	$39	$60
Net income	$701	$649	$656	$572
Basic earnings per share	$2.13	$1.96	$1.98	$1.72
Diluted earnings per share	$2.10	$1.93	$1.95	$1.69

(in millions of U.S. dollars, except per share data)	Quarter Ended March 31, 2006	Quarter Ended June 30, 2006	Quarter Ended September 30, 2006	Quarter Ended December 31, 2006
Net premiums earned	$2,805	$2,906	$3,088	$3,026
Net investment income	369	390	414	428
Net realized gains (losses)	7	(7)	(113)	15
Total revenues	$3,181	$3,289	$3,389	$3,469
Losses and loss expenses	$1,680	$1,748	$1,818	$1,824
Life and annuity benefits	$28	$34	$29	$32
Income before cumulative effect of a change in accounting principle	$485	$573	$578	$665
Net income	$489	$573	$578	$665
Basic earnings per share before cumulative effect of a change in accounting principle	$1.48	$1.75	$1.76	$2.03
Basic earnings per share	$1.49	$1.75	$1.76	$2.03
Diluted earnings per share before cumulative effect of a change in accounting principle	$1.45	$1.72	$1.73	$1.99
Diluted earnings per share	$1.46	$1.72	$1.73	$1.99

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

22. Subsequent event

In February 2008, ACE INA issued $300 million of 5.8 percent senior notes due March 2018. These notes are redeemable at any time at ACE INA’s option subject to a “make-whole” premium plus 0.35 percent. The notes are also redeemable at par plus accrued and unpaid interest in the event of certain changes in tax law. These notes do not have the benefit of any sinking fund. These senior unsecured notes are guaranteed on a senior basis by the Company and they rank equally with all of the Company’s other senior obligations. They also contain a customary limitation on lien provisions as well as customary events of default provisions which, if breached, could result in the accelerated maturity of such senior debt.

SCHEDULE I

ACE Limited and Subsidiaries

SUMMARY OF INVESTMENTS – OTHER THAN INVESTMENTS IN RELATED PARTIES

December 31, 2007 (in millions of U.S. dollars)	Cost or Amortized Cost	Fair Value	Amount at which shown in the balance sheet
Fixed maturities available for sale:
Bonds:
U.S. Treasury and agency	$2,020	$2,073	$2,073
Foreign	7,418	7,429	7,429
Corporate securities	9,669	9,661	9,661
Mortgage-backed securities	12,680	12,811	12,811
States, municipalities, and political subdivisions	1,207	1,210	1,210
Total fixed maturities	32,994	33,184	33,184
Fixed maturities held to maturity:
Bonds:
U.S. Treasury and agency	868	892	868
Foreign	63	63	63
Corporate securities	505	504	505
Mortgage-backed securities	921	922	921
States, municipalities, and political subdivisions	630	634	630
Total fixed maturities	2,987	3,015	2,987
Equity securities:
Common stock:
Public utilities	48	59	59
Banks, trust, and insurance companies	238	235	235
Industrial, miscellaneous, and all other	1,332	1,543	1,543
Total equity securities	1,618	1,837	1,837
Short-term investments	2,631	2,631	2,631
Other investments	880	1,140	1,140
Total investments – other than investments in related parties	$41,110	$41,807	$41,779

SCHEDULE II

ACE Limited and Subsidiaries

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS (Parent Company Only)

December 31, 2007 and 2006 (in millions of U.S. dollars)	2007	2006
Assets
Investments in subsidiaries and affiliates on equity basis	$16,669	$14,157
Short-term investments	3	6
Other investments, at cost	59	63
Total investments	16,731	14,226
Cash	–	13
Other assets	14	26
Due from subsidiaries and affiliates, net	174	714
Total assets	$16,919	$14,979
Liabilities
Accounts payable, accrued expenses, and other liabilities	$102	$120
Dividends payable	89	81
Short-term debt	51	500
Total liabilities	242	701
Shareholders’ equity
Preferred Shares	2	2
Ordinary Shares	14	14
Additional paid-in capital	6,812	6,640
Retained earnings	9,080	6,906
Deferred compensation obligation	3	4
Accumulated other comprehensive income	769	716
Ordinary Shares issued to employee trust	(3)	(4)
Total shareholders’ equity	16,677	14,278
Total liabilities and shareholders’ equity	$16,919	$14,979

SCHEDULE II (continued)

ACE Limited and Subsidiaries

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF OPERATIONS (Parent Company Only)

For the years ended December 31, 2007, 2006, and 2005 (in millions of U.S. dollars)	2007	2006	2005
Revenues
Investment income, including intercompany interest income (expense)	$22	$27	$11
Equity in net income of subsidiaries and affiliates	2,633	2,412	1,180
Net realized gains (losses)	21	11	(6)
	2,676	2,450	1,185
Expenses
Administrative and other expenses	100	124	136
Interest expense (income)	(2)	21	21
	98	145	157
Net income	$2,578	$2,305	$1,028

SCHEDULE II (continued)

ACE Limited and Subsidiaries

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF CASH FLOWS (Parent Company Only)

For the years ended December 31, 2007, 2006, and 2005 (in millions of U.S. dollars)	2007	2006	2005
Cash flows from operating activities
Net income	$2,578	$2,305	$1,028
Adjustments to reconcile net income to net cash flows from for operating activities:
Equity in net income of subsidiaries and affiliates	(2,633)	(2,412)	(1,180)
Dividends received from subsidiaries	168	616	580
Net realized (gains) losses	(21)	(11)	6
Amounts due to subsidiaries and affiliates, net	90	(8)	41
Accounts payable, accrued expenses, and other liabilities	4	(18)	9
Accrued interest on advances from affiliate	7	(4)	(7)
Other	48	34	20
Net cash flows from operating activities	241	502	497
Cash flows from (used for) investing activities
Sales of fixed maturities available for sale	3	12	22
Net proceeds from (payments made on) the settlement of investment derivatives	14	11	(5)
Capitalization of subsidiaries	–	(15)	(1,279)
Advances (to) from affiliates	496	(237)	(503)
Other	(6)	2	(33)
Net cash flows from (used for) investing activities	507	(227)	(1,798)
Cash flows (used for) from financing activities
Dividends paid on Ordinary Shares	(341)	(312)	(253)
Dividends paid on Preferred Shares	(45)	(45)	(45)
Net repayment of short-term debt	(449)	–	–
Proceeds from exercise of options for Ordinary Shares	65	67	140
Proceeds from Ordinary Shares issued under ESPP	9	8	8
Net proceeds from issuance of Ordinary Shares	–	–	1,465
Net cash flows (used for) from financing activities	(761)	(282)	1,315
Net (decrease) increase in cash	(13)	(7)	14
Cash – beginning of year	13	20	6
Cash – end of year	$–	$13	$20

SCHEDULE IV

ACE Limited and Subsidiaries

SUPPLEMENTAL INFORMATION CONCERNING REINSURANCE

Premiums Earned

For the years ended December 31, 2007, 2006, and 2005 (in millions of U.S. dollars)	Direct Amount	Ceded To Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
2007	$14,673	$5,834	$3,458	$12,297	28%
2006	$13,562	$5,198	$3,461	$11,825	29%
2005	$13,106	$5,012	$3,654	$11,748	31%

SCHEDULE VI

ACE Limited and Subsidiaries

SUPPLEMENTARY INFORMATION CONCERNING PROPERTY AND CASUALTY OPERATIONS

As of and for the years ended December 31, 2007, 2006, and 2005 (in millions of U.S. dollars)
	Deferred Policy Acquisition Costs	Net Reserves for Unpaid Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income	Net Losses and Loss Expenses Incurred Related to		Amortization of Deferred Policy Acquisition Costs	Net Paid Losses and Loss Expenses	Net Premiums Written
						Current Year	Prior Year
2007	$1,109	$23,592	$6,215	$11,929	$1,863	$7,568	$(217)	$1,726	$5,934	$11,598
2006	$1,074	$22,008	$6,434	$11,551	$1,559	$7,082	$(12)	$1,689	$5,459	$11,756
2005	$926	$20,458	$5,880	$11,500	$1,228	$8,485	$86	$1,639	$5,369	$11,544