Form 10-K/A
period 2007-12-31
ACE LTD
filed 2008-04-29
CIK 896159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

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

Documents Incorporated By Reference

None

Explanatory Note

The Registrant is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 29, 2008, for the purpose of providing the information required by Part III of Form 10-K. The information required by Part III of Form 10-K is no longer being incorporated by reference from the Registrant’s Proxy Statement. Except as set forth in Part III below and filing of related certifications and corresponding updating of the exhibit list, no other changes are made to the original Form 10-K for the year ended December 31, 2007. Unless expressly stated, this Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-K, nor does it modify or update in any way the disclosures contained in the original Form 10-K.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Information with respect to the nominees for election as directors for terms expiring in 2011 by the Company and the other directors whose terms of office as directors expire at later dates is set forth below.

Nominees for Election to Terms Expiring in 2011

Evan G. Greenberg, age 53, has served as one of our directors since August 2002. Mr. Greenberg was elected as our Chairman of the Board in May 2007. We appointed Mr. Greenberg as our President and Chief Executive Officer in May 2004 and as our President and Chief Operating Officer in June 2003. In April 2002, Mr. Greenberg was appointed to the position of Chief Executive Officer of ACE Overseas General. Mr. Greenberg joined the Company as Vice Chairman, ACE Limited and Chief Executive Officer of ACE Tempest Re, in November 2001. Prior to joining the Company, Mr. Greenberg was most recently President and Chief Operating Officer of AIG, from 1997 until 2000. From 1975 until 1997, Mr. Greenberg held a variety of senior management positions at AIG, including Chief Operating Officer of AIU, AIG’s foreign general insurance organization, and President and Chief Executive Officer of AIU.

John A. Krol, age 71, has served as one of our directors since August 2001. Mr. Krol retired as Chairman and Chief Executive Officer of E.I. du Pont de Nemours and Company (chemicals, fibers, petroleum, life sciences and diversified business) in 1998. Mr. Krol is a member of the board of directors of Milliken & Company, Norvax, Inc. and Tyco International Ltd., the advisory board of the Bechtel Corporation and the Board of Trustees of the University of Delaware.

Leo F. Mullin, age 65, served as Chief Executive Officer of Delta Air Lines, Inc. from 1997 to 2003 and as Chairman of Delta from 1999 to 2004. Mr. Mullin currently serves as a Senior Advisor, on a part-time basis, to Goldman Sachs Capital Partners, a private equity fund group. Mr. Mullin is also a director of Johnson & Johnson. Mr. Mullin was Vice Chairman of Unicom Corporation and its principal subsidiary, Commonwealth Edison Company from 1995 to 1997. He was an executive of First Chicago Corporation from 1981 to 1995, serving as that company’s President and Chief Executive Officer from 1993 to 1995.

SEC regulations require us to describe certain legal proceedings, including bankruptcy and insolvency filings, involving nominees for the Board of Directors or companies of which a nominee was an executive officer. Mr. Mullin retired as Chief Executive Officer of Delta Air Lines in January 2004 and Chairman in April 2004. In September 2005, Delta Air Lines voluntarily filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code.

Directors Whose Term Expire in 2009

Michael G. Atieh, age 54, has served as one of our directors since September 1991. Mr. Atieh is currently Executive Vice President and Chief Financial Officer of OSI Pharmaceuticals. Mr. Atieh has announced that intends to retire as Executive Vice President and Chief Financial Officer of OSI Pharmaceuticals in March 2009. Previously, Mr. Atieh served as Group President of Dendrite International, Inc. (technology and services) from January 2002 to February 2004, Senior Vice President and Chief Financial Officer of Dendrite International, Inc. from October 2000 to December 2001, as Vice President, U.S. Human Health, a division of Merck & Co., Inc. (NYSE: MRK) (pharmaceuticals) from January 1999 to September 2000, as Senior Vice President—Merck-Medco Managed Care, L.L.C. (managed health care), an indirect wholly-owned subsidiary of Merck from April 1994 to December 1998, as Vice President—Public Affairs of Merck from January 1994 to April 1994 and as Treasurer of Merck from April 1990 to December 1993.

Mary A. Cirillo, age 61, has served as one of our directors since May 2006. Ms. Cirillo has served as advisor to Hudson Venture Partners L.P. (venture capital) since 2003. She served as Chairman of OPCENTER, LLC (help desk and network operations services) from 2000 to 2004. She was Chief Executive Officer of Global Institutional Services of Deutsche Bank from July 1999 until February 2000. Previously, she served as Executive Vice President and Managing Director of Bankers Trust Company (which was acquired by Deutsche Bank), which she joined in 1997. From 1977 to 1997, she was with Citibank, N.A., most recently serving as Senior Vice President. Ms. Cirillo currently serves a director of DealerTrack Holdings, Health Care Property Investors, Inc. and Thomson Corporation (Canada).

Bruce L. Crockett, age 64, has served as one of our directors since May 1995. Mr. Crockett is the chairman of Crockett Technologies Associates (consulting) and a private investor. Mr. Crockett served as President and Chief Executive Officer of COMSAT Corporation (information services) from February 1992 until July 1996 and as President and Chief Operating Officer of COMSAT from April 1991 to February 1992. As an employee of COMSAT since 1980, Mr. Crockett held various other operational and financial positions including Vice President and Chief Financial Officer. Mr. Crockett is Chairman of the AIM Family of Mutual Funds, and is Chairman of the Board of Captaris, Inc. Mr. Crockett is also a senior trustee of the University of Rochester.

Thomas J. Neff, age 70, has served as one of our directors since May 1997. Mr. Neff has worked for Spencer Stuart & Associates, N.A. (executive search consulting) since 1976, serving as President of the worldwide firm from 1979 to 1996. Since 1996, Mr. Neff has served as Chairman of Spencer Stuart, U.S. Mr. Neff is a director of Hewitt Associates Inc. where he serves on the Compensation and Leadership Committee and the Governance Committee. Before joining Spencer Stuart, he was a principal with Booz, Allen & Hamilton, Inc. from 1974 to 1976, served as President of Hospital Data Sciences, Inc. from 1969 to 1974, and held a senior marketing position with TWA from 1966 to 1969. Earlier he was a management consultant with McKinsey & Company in New York and Australia. He is a director of various mutual funds managed by Lord, Abbett & Co. Mr. Neff is a member of the Board of Trustees of Lafayette College.

Gary M. Stuart, age 68, has served as one of our directors since March 1988. Mr. Stuart served as Chief Financial Officer of Optimum Logistics Inc. (logistics services) from August 2000 through August 2001. From 1981 until November 1999, Mr. Stuart was an employee of Union Pacific Corporation (transportation), serving as its Executive Vice President and Chief Financial Officer from June 1998 through November 1999 and as its Vice President and Treasurer from January 1990 through May 1999. Mr. Stuart was on the adjunct faculty of the School of Business at Fairfield University from January through May 2000 and was a member of its Advisory Council from 2000 to 2005.

Directors Whose Term Expire in 2010

Robert M. Hernandez, age 63, has served as one of our directors since September 1985 and is currently our Lead Director. Mr. Hernandez is Chairman of the Board of RTI International Metals, Inc. (metals) and has served on the Board of Directors of that company since 1990. Mr. Hernandez served as Vice Chairman, Director and Chief Financial Officer of USX Corporation (energy and steel) from December 1994 to December 2001, as Executive Vice President—Accounting & Finance and Chief Financial Officer of USX from November 1991 until November 1994 and as Senior Vice President—Finance & Treasurer from October 1990 to October 1991. Mr. Hernandez was President and Chief Operating Officer of the US Diversified Group of USX from May 1989 until October 1990. Mr. Hernandez is Chairman, Board of Trustees of the BlackRock Open-End Equity Bond Funds Complex and director of Eastman Chemical Company and Tyco Electronics Ltd.

Peter Menikoff, age 67, has served as one of our directors since January 1986. Mr. Menikoff is currently a private investor and most recently he was the Interim Chief Financial Officer of Vlasic Foods International Inc. (foods) from February 2000 to May 2001. Mr. Menikoff served as President and Chief Executive Officer of CONEMSCO, Inc. (oil and gas drilling/production supplies, services and equipment) from April 1997 until June 1998. Mr. Menikoff served as Executive Vice President and Chief Administrative Officer of Tenneco Energy

Corporation (energy) from June 1995 to April 1997. Mr. Menikoff served as a Senior Vice President of Tenneco, Inc. (diversified industrial) from June 1994 until April 1997. Mr. Menikoff served as Executive Vice President of Case Corporation (agricultural and construction equipment), a subsidiary of Tenneco, Inc., from November 1991 to June 1994. Mr. Menikoff served as Treasurer of Tenneco, Inc. from May 1989 to November 1991. Mr. Menikoff is a director of American Electric Technologies, Inc.

Robert Ripp, age 66, has served as one of our directors since December 1991. Mr. Ripp is Chairman of the Board and a director of Lightpath Technologies Inc. (fiber optics components manufacturing), a NASDAQ listed company. Mr. Ripp also serves as a director of PPG Industries, Inc. (glass and coating manufacturer), a NYSE listed company. Mr. Ripp served as Director, Chairman and Chief Executive Officer of AMP Incorporated (electrical connectors) from August 1998 through May 1999. Mr. Ripp served as Executive Vice President of Global Sales and Marketing of AMP Incorporated from August 1997 to July 1998, as Vice President and Chief Financial Officer of AMP Incorporated from August 1994 through July 1997, and as Vice President and Treasurer of International Business Machines Corporation (electronic computer equipment) from July 1989 through September 1993.

Dermot F. Smurfit, age 63, has served as one of our directors since August 1997. Mr. Smurfit recently retired as Chairman of Smurfit Europe (paper, paperboard and packaging). Mr. Smurfit served as Chairman of Anker PLC (computer hardware and software), for a portion of 2005. Mr. Smurfit also was Chairman of Peach Holdings PLC (financial services) for part of 2006. He was Joint Deputy Chairman of Jefferson Smurfit Group plc, which we refer to as Jefferson Smurfit, from January 1984 until January 2003, Chairman and Chief Executive of Jefferson Smurfit’s continental European operations from 1994 to 1997, Director of Sales and Marketing since 1997, and has held a number of other senior positions with Jefferson Smurfit. Mr. Smurfit is Chairman of the World Containerboard Organisation, Chairman of Eurolink Motorway Operations Ltd. (toll road operator), Chairman of Powerflute OYJ (paper manufacturing), President of the Federation European Fabrication Carton Ondule, Chairman of Sellu Trading Oy, and Chairman of Pankaboard Oy, a privately owned paper mill in Finland. He is also a member of the Foundation Board of Limerick University.

There are no arrangements or understandings between any director and any other person pursuant to which any director was or is selected as a director or nominee.

Did Our Officers and Directors Comply with Section 16(a) Beneficial Ownership Reporting in 2007?

Executive officers and directors of the Company are subject to the reporting requirements of Section 16 of the Exchange Act. We believe that all our directors and executive officers complied with all filing requirements imposed by Section 16(a) of the Exchange Act on a timely basis during 2007, except that Mr. Medini was late with respect to two transactions each involving 24 shares that were withheld by the Company to satisfy Mr. Medini’s tax obligations upon vesting of restricted shares, with respect to an award of 375 restricted shares granted to him by the Company and with respect to an award of 1,250 options granted to him by the Company; and Mr. Keogh was late with respect to 938 shares that were withheld by the Company to satisfy Mr. Keogh’s tax obligations upon the vesting of restricted shares. In addition, Mr. Mullin filed a timely Form 3 upon becoming a director. However, approximately a month later it was determined that he had owned 520 shares upon becoming director that inadvertently had not been included on his Form 3, so an amendment was filed.

How Are Directors Nominated?

As needed, the Nominating and Governance Committee reviews the qualifications of various persons to determine whether they might make good candidates for consideration for membership on the Board of Directors. The Nominating and Governance Committee considers each person’s judgment, experience, independence, understanding of our business or other related industries and such other factors as the Nominating and Governance Committee determines are relevant in light of the needs of the Board of Directors and the Company. The Nominating and Governance Committee will select qualified candidates and review its recommendations with the Board of Directors, which will decide whether to invite the candidate to be a nominee for election to the Board of Directors.

Our Corporate Governance Guidelines require the Nominating and Governance Committee to review annually the skills and attributes of Board members within the context of the current make-up of the full Board. Board members should have individual backgrounds that when combined provide a portfolio of experience and knowledge that well serve our governance and strategic needs. We consider Board candidates on the basis of a range of criteria, including broad-based business knowledge and contacts, prominence and sound reputation in their fields as well as a global business perspective and commitment to good corporate citizenship. Directors should be able and prepared to provide wise and thoughtful counsel to top management on the full range of potential issues facing the Company. They should represent all shareholders and not any special interest group or constituency. Directors must possess the highest personal and professional integrity and commitment to ethical and moral values. Directors must have the time necessary to fully meet their duty of care to the shareholders and be willing to commit to service over the long haul, if called upon.

In accordance with its charter, the Nominating and Governance Committee identifies nominees for directors from various sources. We do not generally retain third-party consultants to assist in identifying and evaluating potential nominees, although the Nominating and Governance Committee may do so if it desires. Thomas J. Neff, who serves on the Nominating and Governance Committee, is the chairman of Spencer Stuart, U.S., an executive search consulting firm. We have drawn upon Mr. Neff’s expertise and resources with respect to identifying and evaluating prospective nominees for directors, but have not made any payments with respect to such advice to Spencer Stuart or Mr. Neff, other than director’s fees to Mr. Neff. The Nominating and Governance Committee will consider shareholder recommendations for director candidates, but the Nominating and Governance Committee has no obligation to recommend such candidates. Assuming that appropriate biographical and background material (including qualifications) is provided for candidates recommended by shareholders, the Nominating and Governance Committee will evaluate those candidates by following substantially the same process and applying substantially the same criteria as for candidates recommended by other sources. If a shareholder has a suggestion for candidates for election, it should be mailed to: Corporate Secretary, ACE Limited, ACE Global Headquarters, 17 Woodbourne Avenue, Hamilton HM 08 Bermuda. If a shareholder desires to nominate a person for election as director at a shareholders’ meeting, that shareholder must comply with Article 40 of our Articles, which requires that notice be provided no later than 60 days prior to the anniversary date of the immediately preceding Annual General Meeting. With respect to the 2009 Annual General Meeting, such written notice must be received on or prior to March     , 2009. Such notice must describe the nomination in sufficient detail to be summarized on the agenda for the meeting and must set forth:

•	the shareholder’s name as it appears in the Company’s books;

•	a representation that the shareholder is a record holder of the Company’s shares and intends to appear in person or by proxy at the meeting to present such proposal;

•	the class and number of shares beneficially owned by the shareholder;

•	the name and address of any person to be nominated;

•

a description of all arrangements or understandings between the shareholder and each nominee and any other person or persons, naming such person or persons pursuant to which the nomination or nominations are to be made by the shareholder;

•	such other information regarding such nominees proposed by such shareholder as would be required to be included in a proxy statement filed pursuant to the SEC’s proxy regulations; and

•	the consent of each nominee to serve as a director of the Company, if so elected.

The Audit Committee	The Audit Committee is composed entirely of directors who are independent of the Company and its management, as defined by the NYSE listing standards. The Board has determined that each member of the Audit Committee is an audit committee financial expert, as that term is defined under 401(h) of Regulation S-K, and that each member satisfies the financial literacy requirements of the NYSE.

The Audit Committee provides oversight of the integrity of our financial statements and financial reporting process, our compliance with legal and regulatory requirements, our system of internal controls, our audit process, the performance of our internal auditors and the performance, qualification and independence of our independent registered public accounting firm.

The Audit Committee is composed of Robert Ripp, who serves as Chairman, Michael G. Atieh, Bruce L. Crockett, Peter Menikoff, Leo F. Mullin and Gary M. Stuart.

During 2007, the Audit Committee participated in six regularly scheduled meetings (one of which was telephonic), four telephonic earnings discussions and two training sessions (one of which was telephonic).

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

ITEM 11.	Executive Compensation

Compensation Discussion and Analysis

Our Compensation Program Objectives	Our goal is to fairly compensate our employees and to enhance shareholder value by continuing to closely align our executive compensation philosophy and practices with the interests of our shareholders.

Our compensation practices are structured to pay for performance and to support the human resource requirements of our business in all the markets, globally, in which we operate. We seek to attract and retain highly qualified executives who are talented, experienced, creative, motivated, dedicated and honest. With respect to our NEOs, we compete for talent with property and casualty insurers, specialty insurers, and financial services companies worldwide, although primarily with companies based in North America, including Bermuda.

For all of our executives, including our NEOs, we strive to develop and administer compensation practices that enable us to retain and motivate top talent in the markets in which we operate while, at the same time, administering integrated compensation practices for our employees worldwide.

In addition, as our business performance and industry reputation continue to grow in comparison with our peer companies, we have become a potential source of talent for peer companies, making the retention of our executives and other employees even more challenging, particularly in the Bermuda market, where there is significant competition for underwriting and executive talent among a growing number of new competitors.

What Our Compensation Program Is Designed to Reward; Individual and Company Performance Criteria	Our compensation practices are designed to reward both individual and Company performance, based on the following:

Individual Performance Criteria:

•	Personal contribution to both short-term and long-term business results

•	Successful execution of key strategic objectives

•	Demonstrated leadership capability

•	Demonstrated application of relevant technical expertise

•	Ethical conduct and regulatory compliance

Company Performance Criteria:

•	Growth in tangible book value per share—which has a strong correlation with shareholder wealth creation—both in absolute terms and in comparison with our Financial Performance Peer Group, as defined below

•	Quality of growth in book value, which recognizes the sources of our book value growth and is a principal measure of the quality of our shareholder wealth creation

• Return on common equity, or ROE =	Net Operating Income
Average Shareholder Equity for Period

which is a principal measure of the efficiency of our use of capital

•	Operating income, which is net income before realized gains and losses, after tax

•	Combined ratio (the amount that an insurer must pay to cover claims and expenses for every dollar of earned premium), which is the sum of the expense ratio and the loss ratio

Expense Ratio =	GAAP Policy Acquisition Costs and General & Administrative Expense
Net Earned Premium

Loss Ratio =	Losses Incurred
Net Earned Premium

Components of Total Direct Compensation	We pay each NEO total direct compensation, which we refer to as Total Direct Compensation, in three components:

•	Annual Base Salary

•	Annual Cash Bonus

•	Long-Term Incentive Equity Awards in the form of stock options, restricted stock and performance shares.

NEOs, as well as all other US-based and Bermuda-based officers of the Company, are eligible to participate in the Company’s non-qualified deferred compensation plans. Under the non-qualified deferred compensation plans, the NEOs may elect to defer base salary and annual cash bonus and direct those deferrals to investment options that mirror those offered in our qualified defined contribution plans. The Bermuda-based NEOs, as well as all other Bermuda-based officers, may also elect to defer long-term incentive equity awards in accordance with the terms of the Bermuda deferred compensation plan. Currently, no NEOs defer equity.

Perquisites are not considered part of Total Direct Compensation and are discussed in “Determination of Perquisites” below.

Retirement Benefits	Our NEOs do not participate in any Company-sponsored defined benefit plans, which are often referred to as pension plans. The Company does maintain a few defined benefit retirement plans in a few locations outside the U.S. and Bermuda where we are required to do so by local employment law or prevailing practice.

The Company maintains both qualified defined contribution plans and non-qualified defined contribution plans and maintains an account under each type of plan for many of our US-based and Bermuda-based employees, including our NEOs. Each year, the Company credits to each participant’s accounts an amount equal to 6 percent of his or her base salary and annual cash bonus. The Company first credits amounts under the qualified defined contribution plan up to the limits permitted under tax-qualification rules, and then credits amounts in excess of those limits to each participant’s account under the non-qualified defined contribution plan. In addition, depending on each participant’s own contribution to the plans, each participant’s plan accounts may be credited with matching non-discretionary contributions in an amount up to 6 percent of his or her base salary and annual cash bonus. These contributions are also made first to the applicable qualified defined contribution plan and then, once the tax-qualified limits are reached, to the applicable non-qualified defined contribution plan.

How We Use Peer Group Data in Determining Compensation	The Compensation Committee of the Board of Directors determines Total Direct Compensation for the CEO and reviews and approves or modifies the CEO’s recommendations for the Total Direct Compensation for the other NEOs and direct reports to the CEO. As part of the annual compensation review process, the Compensation Committee uses a competitive framework to evaluate each NEO’s individual compensation against compensation levels for comparable positions in companies in a peer group that best defines the market in which we compete for executive talent, which we refer to as the Compensation Benchmarking Peer Group, and Company performance against the financial performance of companies in a second peer group that best defines the market in which we compete for business, which we refer to as the Financial Performance Peer Group.

How We Select, and Who Is Currently in, Our Compensation Benchmarking Peer Group

Annually, the Compensation Committee reviews those companies designated as our Compensation Benchmarking Peer Group in collaboration with Mercer Human Resource Consulting, to whom we refer as Mercer, an independent consulting firm. Frederic W. Cook & Co., an independent consulting firm retained directly by the Compensation Committee, to whom we refer as Cook & Co., then reviews Mercer’s selection of companies included in our Compensation Benchmarking Peer Group. Of the nine companies that comprise our Compensation Benchmarking Peer Group, seven are within the S&P 500 Property & Casualty Index, and two are global insurance brokerages included because they are viewed as key competitors for talent in an industry-related business. We have excluded certain S&P 500 Property & Casualty Index companies from our Compensation Benchmarking Peer Group because their size, as defined by market value, total assets, book value, net income and net premium, is far below or far above that of our Company, they operate in a niche businesses, or they have an ownership structure, such as a majority stockholder, that limits pay comparability. For our CEO, CFO and General Counsel, we rely exclusively on the Compensation Benchmarking Peer Group. For those NEOs for whom similar positions do not exist within the Compensation Benchmarking Peer Group, we augment our analysis with industry-specific market survey data.

Our current Compensation Benchmarking Peer Group is:

The Allstate Corporation

Aon Corporation

The Chubb Corporation

The Hartford Financial Services Group, Inc.

Marsh & McLennan Companies, Inc.

The Progressive Corporation

Safeco Corporation

The Travelers Companies, Inc.

XL Capital Ltd

In addition, the Compensation Committee monitors the compensation data for AIG because of its industry leadership position, although the data are excluded from the summary statistics used by the Company due to AIG’s size.

How We Select, and Who Is Currently in, Our Financial Performance Peer Group	The Financial Performance Peer Group includes a subset of those companies in the Compensation Benchmarking Peer Group that are considered commercial property and casualty insurance companies, as well as three additional commercial property and casualty insurance companies excluded from the Compensation Benchmarking Peer Group because of their size and ownership structure. The Financial Performance Peer Group is the most relevant peer group for evaluating the financial performance of the Company on such measures as Growth in Tangible Book Value Per Share, Combined Ratio and Return on Equity.

Our current Financial Performance Peer Group is:

American International Group, Inc.

The Chubb Corporation

CNA Financial Corporation

The Hartford Financial Services Group, Inc.

The Travelers Companies, Inc.

XL Capital Ltd

Zurich Financial Services Group

Determining the Mix of Total Direct Compensation–Introduction

The mix of an NEO’s Total Direct Compensation is generally based upon level, with more senior officers receiving a greater percentage of their Total Direct Compensation as variable or at-risk compensation in the form of an annual cash bonus and a long-term incentive equity award composed of restricted stock (a portion of which is in the form of performance shares, as described below) and stock options, and a lesser percentage in the form of fixed annual base salary. Total cash compensation, which consists of base salary and annual cash bonus, is typically 25 percent to 50 percent of Total Direct Compensation. As part of its annual compensation benchmarking process, the Compensation Committee reviews the percentage of Total Direct Compensation delivered in base salary, annual cash bonus, and long-term incentive equity awards for similar positions in our Compensation Benchmarking Peer Group and, for certain positions, considers the broader financial services market. For more detailed analysis of Total Direct Compensation components, see “Salary,” “Bonus,” and “Long-Term Incentive Equity Awards” below.

Salary	The Compensation Committee reviews and approves or modifies the CEO’s recommendations for the annual base salary of each NEO position with the exception of the CEO, for whom the Compensation Committee sets the annual base salary. On an annual basis, the Committee reviews each NEO’s actual annual salary in reference to the median compensation levels for comparable positions at companies in our Compensation Benchmarking Peer Group or in combination with industry-specific market survey data for those NEOs for whom similar positions do not exist within the Compensation Benchmarking Peer Group. Each NEO’s actual annual salary increase, if any, may be above or below the market median based on his or her individual performance in the prior fiscal year, as measured against the Individual Performance Criteria described above in “What our Compensation Program is Designed to Reward; Individual and Company Performance Criteria.”

Variable Compensation–Bonus and Equity Compensation Awards

The Compensation Committee uses variable compensation in the form of the annual cash bonus and the long-term incentive equity award in combination with the annual base salary to provide an overall compensation opportunity that is closely tied to performance. When both Company performance, as measured by the Company Performance Criteria described above, and individual performance, as measured by Individual Performance Criteria described above, are considered outstanding, NEOs have the opportunity to achieve Total Direct Compensation that approximates the 75th percentile of compensation for comparable positions at companies in our Compensation Benchmarking Peer Group. Mercer determines the percentiles for a given position based on an analysis of compensation disclosures in the most recent publicly available Compensation Benchmarking Peer Group proxy statements in combination with industry-specific market survey data. The Compensation Committee considers the opportunity to achieve the 75th percentile, or higher, for outstanding performance because of the high performance expectations to which our Company executives are held, the prevailing competition for talent within our Compensation Benchmarking Peer Group, and the ambitious financial growth goals we set each year.

Bonus	The annual cash bonus component of Total Direct Compensation provides a timely link between recent performance and compensation, allowing the Compensation Committee to adjust annual compensation to reflect overall Company financial performance during the prior fiscal year as well as the individual performance of each NEO.

Each NEO’s annual cash bonus is based on the prior year’s performance, as measured against the Individual Performance Criteria, described above; the Company Performance Criteria, described above; and, for some NEOs, as further specified elsewhere in this Compensation Discussion and Analysis, the performance of the operating unit(s) directly managed by the NEO.

The above process culminates in a specific cash bonus for each NEO that is targeted to be between 100 percent and 150 percent of base salary, with the exception of the CEO. Actual cash bonuses may fall considerably below target if performance falls short of expectation and plan and may exceed the target if performance exceeds expectation and plan.

Long-Term Incentive Equity Awards	The Compensation Committee uses long-term incentive equity awards, principally in the form of stock options, restricted stock and performance shares, as:

•	a timely link between recent performance and compensation

•	a forward-looking vehicle for retention of executive talent due to the multi-year vesting schedule for equity awards

•	an important driver of long-term performance

•	a key link for aligning shareholder and executive interests

In general, restricted stock vests evenly on a year-by-year basis over four years while options vest evenly on a year-by-year basis over three years. Options and restricted stock also vest on a change in control or if a recipient’s termination of employment occurs by reason of death or disability. Continued vesting requires uninterrupted employment with the Company unless, upon retirement from the Company, the Compensation Committee by recommendation from the CEO exercises its discretion and grants continued vesting in unvested equity. Effective in April 2008, executive management and the Compensation Committee have approved a retirement policy such that upon reaching age 62 and having 10 years of service, employees who retire from the Company in good standing will be granted continued vesting without requiring Compensation Committee approval.

From time to time, the Compensation Committee may grant a special equity award that has a cliff vest, generally of five years, whereby all equity granted remains unvested until the fifth year of service post-grant is complete, which provides significant retention value.

The Compensation Committee bases the value of each NEO’s long-term incentive compensation award on the past year’s performance as measured against the Individual and Company Performance Criteria, described above, as well as, for some NEOs as further specified below, the performance of the operating unit directly managed by the NEO.

The above process culminates in a specific long-term incentive equity award for each NEO. The range of the value of the award as a percentage of base salary varies greatly among NEOs depending on position and performance but is targeted to be between 100 percent and 350 percent of base salary, with the exception of the CEO.

Performance-Based Restricted Stock Vesting	The Compensation Committee imposed performance criteria for 25 percent of the restricted stock awards granted in 2007 to the CEO; General Counsel; Chief Financial Officer; Chief Executive Officer, Insurance–North America; Chief Executive Officer, ACE Overseas General; and Chief Executive Officer, ACE Tempest Re. In 2008, the Compensation Committee increased the percentage of restricted stock awards granted to the CEO that will be subject to performance criteria from 25 percent to 50 percent and the percentage for the other NEOs from 25 percent to 33 percent. Such performance criteria tie the annual vesting of such awards to specified performance targets, namely growth in our tangible book value per share, which we refer to as Per Share Tangible Book Value Growth, compared with the growth in tangible book value per share of other companies included in the S&P 500 Property & Casualty Index. We selected this financial measure because it is a strong indicator of growth in shareholder value for a commercial property and casualty insurer and a common financial performance measure for companies in our industry.

We have two types of performance-based restricted stock awards described below: Target Awards and Premium Awards.

Each Target Award of performance-based restricted stock consists of four installments. The vesting of each annual installment is subject to the following criteria:

•	If Per Share Tangible Book Value Growth is equal to or less than the median, no performance-based restricted stock scheduled to vest that year actually vests.

•	If Per Share Tangible Book Value Growth exceeds the median, 100 percent of the performance-based restricted stock scheduled to vest that year actually vests.

In addition, if the performance-based restricted stock does not vest in a particular one-year period applicable to that installment, it may later vest in any of the subsequent years if the aggregate to-date performance exceeds the median performance for Per Share Tangible Book Value Growth.

If our Per Share Tangible Book Value Growth compared with the growth of other companies included in the S&P 500 Property & Casualty Index over the four-year performance period, which we refer to as our Cumulative Performance, exceeds the 65th percentile, a Premium Award of additional shares, over and above the yearly base award, will be earned as follows:

•	If Cumulative Performance exceeds the 65th percentile, the Premium Award will equal 50 percent of the number of Target Award shares earned.

•	If Cumulative Performance exceeds the 75th percentile, the Premium Award will equal 100 percent of the number of Target Award shares earned.

•	If Cumulative Performance is above the 65th and below the 75th percentile, we will interpolate the Premium Award between 50 percent and 100 percent of the number of Target Award shares earned.

We retain Ernst & Young LLP, an independent public accounting firm and to whom we refer as Ernst & Young, to verify the calculations of our Per Share Tangible Book Value Growth, to compare our Per Share Tangible Book Value Growth to that of the median for the S&P 500 Property & Casualty Index and to prepare a report on its findings. Our Compensation Committee reviews the report prepared by Ernst & Young and, based on that report, formally confirms whether, and to what extent, the performance criteria were met for the prior year and how much, if any, performance-based restricted stock has vested as a result.

The Compensation Committee lacks discretion regarding the vesting of any performance-based award except where performance criteria are not met due to either:

•	corporate acquisitions or dispositions affecting goodwill or

•	corporate dispositions resulting in gains or losses

The Compensation Committee did not exercise any such discretion this year but reserves the right to do so in the future.

Stock Option and Restricted Stock Grants: Timing and Pricing

The Compensation Committee typically grants stock options and restricted stock to NEOs annually, effective the day of the February Compensation Committee meeting. The exercise price of such stock options is the closing price of our Ordinary Shares as traded on the NYSE on the grant date. NEOs who join the Company after February in a given year may be granted stock options and restricted stock later that year, effective the first business day of the month following the decision to grant the NEO stock options and restricted stock, with an exercise price of such stock options equal to the closing price of our Ordinary Shares as traded on the NYSE on the first business day of the month following the decision to grant the officer stock options. We base the number of shares to be covered by the options granted on a dollar value determined for the NEO using the Black-Scholes valuation methodology based on the stock price at the time that we make the decision to grant the option. We base the number of shares to be covered by a restricted stock grant on the stock price at the time that we make the decision to grant the restricted stock, but we typically adjust that number, upward or downward, to reflect the dollar value determined for the NEO if the share price changes materially between the time we make the decision to grant the stock and the actual day of grant.

How, and by Whom, NEO Compensation Amounts Are Recommended and Approved	The CEO makes recommendations for the Total Direct Compensation of each NEO, other than himself. The Committee discusses these recommendations with the CEO along with a review of the performance of each NEO as assessed by the CEO. The Committee then approves or disapproves, or recommends modifications to, the Total Direct Compensation for each NEO, as appropriate. The Compensation Committee meets in executive session, i.e., with no management present, to evaluate the performance and determine the Total Direct Compensation of the CEO. In addition to considering overall Company financial performance in absolute terms compared to plan and prior-year performance, and in relative terms compared to the financial performance of our Financial Performance Peer Group, the Compensation Committee seeks external guidance from Cook & Co., which consults exclusively with the Compensation Committee and does not undertake any projects for Company management.

The Compensation Committee uses, as a starting point, a flexible framework that links Total Direct Compensation for the CEO to (i) the financial performance of the Company on key financial metrics (see below) as compared with other companies within our Financial Performance Peer Group, (ii) achievement of non-financial strategic objectives, (iii) overall Company performance as assessed against plan, (iv) individual performance, (v) base salary of the CEO, and (vi) market data for other CEOs within the Compensation Benchmarking Peer Group.

The key financial performance metrics considered by the Compensation Committee are:

•	Tangible Book Value Growth Per Share

•	Return on Shareholders’ Equity

•	After-Tax Operating Income

•	Combined Ratio

•	One and Three Year Total Shareholder Return (TSR)

The Compensation Committee considers the financial performance of only the property and casualty divisions of those companies in the Financial Performance Peer Group that also have substantial life insurance operations.

In addition, the Committee considers individual goals set by the CEO in advance of the calendar year of a more strategic and less financially oriented nature such as geographic expansion into target markets, the launch of new product lines and objectives related to improved operational efficiency.

Roles of Independent Consultants and Our Global Human Resources Officer in Advising the CEO and Compensation Committee on NEO Compensation Determinations	Senior management continues to retain Mercer to assist management in the collection and analysis of relevant market data including compensation and financial performance data for our Compensation Benchmarking and Financial Performance Peer Groups. Mercer also provides compensation benchmarking for the positions held by our NEOs for consideration by the CEO and the Compensation Committee.

In addition, the Compensation Committee directly retains Cook & Co. to assist it with respect to the compensation of the Chief Executive Officer. Cook & Co. meets directly with the Compensation Committee to review Company performance, the personal performance of the CEO and provides guidance on CEO compensation in the form of proposed compensation ranges for the annual cash bonus and long-term incentive equity award. In addition, Cook & Co. facilitates discussion, reviews peer groups and provides guidance on current trends in executive compensation practices, in general, and CEO compensation practices, specifically. Both Mercer and Cook & Co. also assisted in the design of the performance-based restricted stock program.

The Compensation Committee has the authority to retain and terminate Cook & Co. and to approve their fees and other retention terms.

Our Global Human Resources Officer further supports the CEO and the Compensation Committee in assembling external market data as prepared by Mercer, gathering and assembling internal compensation information, acting as liaison with Mercer and Cook & Co., and assisting the CEO and the Compensation Committee in further compensation analysis.

Impact of Tax Treatments of Compensation	Under U.S. income tax rules, Section 162(m) of the Internal Revenue Code limits the deductibility of annual compensation in excess of $1 million paid to our CEO and four other NEOs who were executive officers as of the last day of our fiscal year. However, compensation is exempt from this limit if it qualifies as “performance-based compensation.” Performance based compensation generally includes only payments that are contingent on achievement of performance objectives, and excludes fixed or guaranteed payments.

Although the Compensation Committee will consider deductibility under Section 162(m) with respect to the compensation arrangements for executive officers who may be employed by subsidiaries subject to U.S. income tax, deductibility will not be the sole factor used in determining appropriate levels or methods of compensation. Since our compensation objectives may not always be consistent with the requirements for full deductibility, we and our subsidiaries may enter into compensation arrangements under which payments would not be deductible under Section 162(m).

Impact of Accounting Treatment	The Company adopted FAS 123R effective January 1, 2006 and began recognizing expenses related to employee stock options and its employee stock purchase plan. In adopting FAS 123R, the Company applied the modified prospective method and, accordingly, prior period amounts have not been restated. For further information on the impact of FAS 123R, see footnote 12 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Stock Ownership Guidelines for Our NEOs	The Company’s long-term incentive plans use equity awards as incentives for employees to enhance the long-term value of the Company and its competitive position. One of the ways in which we pursue this goal is by increasing officer ownership of Company stock, thereby aligning officers’ interests with long-term shareholder interests. The Company established and annually reviews and communicates stock ownership guidelines for officers. The guidelines set stock ownership goals as a multiple of annual base salary as follows:

•	Senior Vice Presidents: two times base salary

•	Executive Vice Presidents: three times base salary

•	Direct reports to the CEO, including all NEOs (other than the CEO) and other operating unit chief executive officers: four times base salary

•	CEO: seven times base salary

Shares of vested stock and unvested equity that will vest within 60 days count toward the ownership requirement. Shares of restricted stock are valued at the current market price. Newly promoted officers and new hires are expected to comply with these ownership guidelines within seven years of employment with the Company. While these ownership guidelines are not mandatory, the officers to whom they are applicable, including NEOs, are strongly urged to comply with them.

The Company also maintains an Employee Stock Purchase Plan, which is described in the “Employee Stock Purchase Plan” section of this proxy statement.

Hedging Prohibitions	The Company Code of Conduct prohibits NEOs from engaging in the following potential hedging strategies with respect to ACE securities:

•	Short selling

•	Short-term speculation, such as day trading

•	Purchases and sales of options involving ACE securities

•	Trading in hybrid or derivative securities based on ACE securities, such as straddles, equity swaps or exchange funds, other than securities issued by ACE

Severance Plans	The Company maintains a Senior Executive Severance Plan, which we refer to as the Severance Plan, that currently applies to the CEO and two other operating unit CEOs, one of whom is an NEO, John Keogh. The Severance Plan’s purpose is to assist select senior executives in transitioning to new employment should their tenure with the Company terminate due to circumstances other than performance and to mitigate the distractions caused by the possibility that the executive’s employment may be terminated or that the Company may be the target of an acquisition. The Severance Plan also covers involuntary termination or resignation due to a change in control and subsequent diminution of responsibilities or compensation.

In 2007, our Chief Financial Officer had in effect a pre-existing severance agreement with the Company. The terms of this severance agreement are described in the “Potential Payments Upon Termination or Change in Control” section of this proxy statement.

Additional information about our severance arrangements, including potential payments to our NEOs upon termination of employment or a change in control, can be found in the “Potential Payments Upon Termination or Change In Control” section of this proxy statement.

Determination of Perquisites	The Company provides selected executives with certain perquisites that are market-competitive. All NEOs receive a car allowance or car lease, executive medical coverage, financial planning services and tax preparation services. Those NEOs who have a primary residence or are required to have a second home in Bermuda also receive a car maintenance allowance, a housing allowance and a Company-paid country-club membership. The Company provides these perquisites to remain competitive with other companies, particularly those vying for Bermuda-based executive talent, and these perquisites are viewed as both enabling the Company to effectively compete for executive talent and having retention value. The Compensation Committee reviews executive perquisites annually as part of the annual compensation review process.

CEO Compensation	The CEO’s Total Direct Compensation is determined by the Compensation Committee with advice from Cook & Co. and is based on the financial performance of the Company, achievement of non-financial strategic objectives, and his individual performance.

CFO Compensation	The CFO’s Total Direct Compensation is recommended by the CEO, and approved or modified by the Compensation Committee, based on overall Company performance and the CFO’s individual performance.

Dowd Compensation	Mr. Dowd’s Total Direct Compensation is recommended by the CEO, and approved or modified by the Compensation Committee, based on overall Company performance, the performance of the operating units under Mr. Dowd’s management, and Mr. Dowd’s individual performance. The Committee approved a one-time discretionary bonus to Mr. Dowd which was offset against the outstanding balance due under his loans to the Company.

Keogh Compensation	Mr. Keogh’s Total Direct Compensation is recommended by the CEO, and approved or modified by the Compensation Committee, based on overall Company performance, the performance of the operating units under Mr. Keogh’s management, and Mr. Keogh’s individual performance.

Cusumano Compensation	Mr. Cusumano’s Total Direct Compensation is recommended by the CEO, and approved or modified by the Compensation Committee, based on overall Company performance and Mr. Cusumano’s individual performance.

Duperreault Compensation	Brian Duperreault, a prior NEO, resigned as a member of the Board of Directors on January 29, 2008, and was appointed as Chief Executive Officer of Marsh & McClennan Companies, Inc. In consideration of his years of service as CEO of ACE, Executive Chairman of ACE, and Non-Executive Chairman of ACE, the Compensation Committee of the Board of Directors authorized a severance payment of $4,950,000. In doing so, the Committee evaluated the unvested portion of equity awards provided to Mr. Duperreault for services rendered during his tenure at ACE, the schedule by which such equity awards would vest, and additional equity awards scheduled to vest in the future. The Committee determined that it was fair, and in the interests of the Company, to provide an immediate severance payment and to allow the unvested equity awards to lapse pursuant to their terms.

Conclusion	In making its final compensation decisions with respect to the NEOs, the Compensation Committee reviewed all components of compensation. Among other things, the Compensation Committee considered cash compensation including base salary and bonus, and annual long-term equity awards (which include stock options valued in accordance with the Black Scholes method, and restricted stock and performance based stock valued at the closing market price at the date of grant). These key compensation components are set forth below:

Name	Title/Business Unit	Annual Base Salary	Annual Cash Bonus	Annual Long Term Incentive Equity Award	Total Direct Compensation
Evan G. Greenberg	President & CEO	$1,200,000	$4,200,000	$9,000,000	$14,400,000

Philip V. Bancroft	Chief Financial Officer	$670,000	$900,000	$2,250,000	$3,820,000
Robert Cusumano	General Counsel & Secretary	$515,000	$700,000	$1,250,000	$2,465,000
Brian E. Dowd	Chairman & CEO, ACE USA	$700,000	$1,250,000	$2,300,000	$4,250,000
John W. Keogh	CEO – ACE Overseas General	$625,000	$900,000	$2,000,000	$3,525,000

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this proxy statement with management and, based on such review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s annual report on Form 10-K for the year ended December 31, 2007 and this proxy statement.

The foregoing report has been approved by all members of the Committee.

John A. Krol, Chairman

Mary A. Cirillo

Robert M. Hernandez

Thomas J. Neff

Dermot F. Smurfit

Summary Compensation Table

The following table sets forth compensation for 2007 and 2006 for our NEOs.

Name and Principal Position	Year	Salary		Bonus		Stock Awards (1)		Option Awards (2)		All Other Compensation (3)		Total
Evan G. Greenberg, President and Chief Executive Officer, ACE Limited	2007 2006	$ $	1,200,000 1,000,000	$ $	4,200,000 3,600,000	$ $	4,652,757 3,864,018	$ $	2,675,070 2,147,701	$ $	1,250,405 1,221,754	$ $	13,978,232 11,833,473

Philip V. Bancroft, Chief Financial Officer, ACE Limited	2007 2006	$ $	670,000 670,000	$ $	900,000 680,000	$ $	1,091,338 1,031,017	$ $	305,266 274,577	$ $	543,912 548,062	$ $	3,510,516 3,203,656

Robert Cusumano, General Counsel and Secretary, ACE Limited	2007 2006	$ $	515,000 500,000	$ $	700,000 600,000	$ $	660,615 392,102	$ $	220,851 147,059	$ $	492,175 472,668	$ $	2,588,641 2,111,829

Brian E. Dowd, Chief Executive Officer, Insurance—North America	2007 2006	$ $	700,000 625,000	$ $	1,250,000 950,000	$ $	1,268,436 1,049,213	$ $	812,501 778,634	$ $	312,017 200,984	$ $	4,342,954 3,603,831

John W. Keogh, Chief Executive Officer, ACE Overseas General	2007		$625,000		$900,000		$619,737		$209,743		$53,544		$2,408,024

(1)	This column discloses the expense recognized in 2007 in accordance with FAS 123R for restricted stock awarded in 2007 and prior years. This column includes time-based and performance-based restricted stock. For information on performance targets and vesting, see “Compensation Discussion and Analysis—Performance-Based Restricted Stock Vesting.” For valuation assumptions used to compute such expense, see footnote 12 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. Additional detail regarding restricted stock awards made in 2007 is provided in the Grants of Plan-Based Awards table elsewhere in this proxy statement.

(2)	This column discloses the expense recognized in 2007 in accordance with FAS 123R for stock options awarded in 2007 and prior years. For valuation assumptions used to compute such expense, see footnote 12 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. Additional detail regarding stock option awards made in 2007 is provided in the Grants of Plan-Based Awards table elsewhere in this proxy statement.

(3)	As detailed in the table below, this column includes:

•	Perquisites and other personal benefits

•

These consist of housing allowances, personal use of the Company aircraft and Company apartment, relocation expenses and miscellaneous other benefits, including interest forgiven on loans, club memberships, private drivers, financial planning, executive medical cover, car allowance or car lease, car maintenance allowance, cost of living allowance and long service awards.

•	Housing allowances are provided to Messrs. Greenberg, Bancroft and Cusumano because these individuals are required to maintain a second residence in Bermuda.

•

We calculate our incremental cost for personal use of corporate aircraft based on our variable operating costs, including fuel, crew travel, landing/ramp fees, catering, international handling, global data communications and proportional share of lease costs. We include in this table amounts for personal use of corporate aircraft by all NEOs who make personal use of the corporate aircraft, although the Board of Directors has required Mr. Greenberg to use corporate aircraft for all travel whenever practicable for security reasons. For all other NEOs, personal use of the corporate aircraft was limited to space available on normally scheduled management business flights.

•	The Company reimburses the NEOs for the following taxes (referred to in the table below as Tax Gross-Up):

•	In the case of the NEOs who received housing allowances, taxes incurred on housing allowances, except for Mr. Bancroft.

•	In the case of Mr. Greenberg, taxes incurred on corporate aircraft use in 2006.

•

In the case of Mr. Dowd, taxes incurred on imputed income related to interest forgiven on a note and a one-time discretionary bonus which was offered against the outstanding balance due under his loans to the Company (further described above in “Corporate Governance—What Related Person Transactions Do We Have?” and “Executive Compensation—Compensation Discussion and Analysis”).

•

In the case of our Bermuda-based NEOs (that is, Messrs. Greenberg, Bancroft and Cusumano), taxes incurred due to the Company’s payment of such NEOs’ portion of Social Security and Medicare taxes, to which they are subject when they work within the United States, with Mr. Greenberg only receiving such payments in 2006.

•	Our contributions to retirement plans

•	These consist of discretionary and non-discretionary employer contributions for 2007. The discretionary employer contributions for 2007 have been calculated and will be paid in April 2008.

Name and Principal Position	Year	Housing Allowance		Private Jet Usage		Interest Forgiven on Loans		Misc. Other Benefits		Tax Gross-Up		Retirement Plan Contribution
Evan G. Greenberg	2007 2006	$ $	264,000 264,000	$ $	230,653 279,280		— —	$ $	14,334 29,155	$ $	165,167 214,668	$ $	576,251 434,651

Philip V. Bancroft	2007 2006	$ $	216,000 216,000	$ $	1,046 2,553		— —	$ $	88,839 38,498	$ $	50,627 113,212	$ $	187,400 177,800

Robert Cusumano	2007 2006	$ $	204,000 204,000	$ $	2,233 10,748		— —	$ $	36,983 27,420	$ $	95,316 90,500	$ $	153,643 140,000

Brian E. Dowd	2007 2006		— —	$ $	828 7,164	$ $	11,634 14,694	$ $	32,987 16,805	$ $	74,551 7,649	$ $	192,017 150,015

John W. Keogh	2007		—		$2,631		—		$18,178		—		$32,735

Employment Arrangements

We employ Mr. Greenberg pursuant to an offer letter dated October 29, 2001 that provided for an annual salary and living allowance with an annual discretionary cash and long-term incentives. His base salary is annually adjusted as described in “Compensation Discussion and Analysis.” The offer letter also provided for customary executive benefits such as participation in our current benefit plans, a housing allowance, a car loan and allowance and a club membership.

We employ Mr. Bancroft pursuant to an offer letter dated October 31, 2001 that provided for an annual salary with an annual discretionary cash and long-term incentives. His base salary is adjusted annually as described in the “Compensation Discussion and Analysis.” The offer letter also provided for customary executive benefits such as participation in our current benefit plans, a housing allowance, a car loan and allowance and a club membership.

We employ Mr. Cusumano pursuant to an offer letter dated February 25, 2005 that provided for an annual compensation target of $2,000,000 with a base salary of $500,000 per year. His annual base salary is adjusted annually as described in the “Compensation Discussion and Analysis.” The offer letter provided for

Mr. Cusumano to participate in our discretionary bonus program based on individual and Company performance. The offer letter also provided that Mr. Cusumano is eligible to participate in our long-term incentive plan, but at the discretion of the Board of Directors. Under the terms of the offer letter, Mr. Cusumano is eligible to participate in all benefit plans offered to our senior executive group and specified perquisites such as housing and car allowances and club dues.

We employ Mr. Keogh pursuant to an offer letter dated April 10, 2006 that provided for an annual compensation target in the range of $2,300,000 to $2,500,000, with a base salary of $575,000 per year. His annual base salary is adjusted annually as described in the “Compensation Discussion and Analysis.” The offer letter provided for Mr. Keogh to participate in our discretionary bonus program based on individual and Company performance, with a bonus target equal to 100 percent of base salary. The offer letter also provided that Mr. Keogh is eligible to participate in our long-term incentive plan, with awards at the discretion of the Board of Directors, but targeted at 200 percent to 250 percent of base salary. The offer letter provided for signing bonuses in 2006. Under the terms of the offer letter, Mr. Keogh is eligible to participate in all benefit plans offered to our senior executive group and specified perquisites such participation in the company-sponsored automobile program or car allowance.

Employee Stock Purchase Plan

We maintain a broad-based employee stock purchase plan, which gives our eligible employees the right to purchase our Ordinary Shares through payroll deductions at a purchase price that reflects a 15 percent discount to the market price of our Ordinary Shares. No participant may purchase more than $25,000 in value of Ordinary Shares under this plan in any calendar year. Messrs. Cusumano and Dowd participated in the employee stock purchase plan in 2007.

Indemnification Agreements

We have entered into indemnification agreements with our directors and executive officers. These agreements are in furtherance of our Articles which require us to indemnify our directors and officers to the fullest extent permitted by law. The indemnification agreements provide for indemnification arising out of specified indemnifiable events, such as events relating to the fact that the indemnitee is or was one of our directors or officers or is or was a director, officer, employee or agent of another entity at our request or relating to anything done or not done by the indemnitee in such a capacity, including indemnification relating to the government investigation of industry practices. The indemnification agreements provide for advancement of expenses. These agreements provide for mandatory indemnification to the extent an indemnitee is successful on the merits. The indemnification agreements set forth procedures relating to indemnification claims. To the extent we maintain general and/or directors’ and officers’ liability insurance, the agreements provide that the indemnitee shall be covered by such policies to the maximum extent of the coverage available for any of our directors or officers.

Grants of Plan-Based Awards

The following table sets forth information concerning grants of plan-based awards to the NEOs during the calendar year ended December 31, 2007. Because the Compensation Committee made plan-based awards at its February 27, 2008 meeting which it intended as compensation for 2007, we have included those grants in this table along with grants made during 2007.

Name	Grant Date (1)	Estimated Future Payouts Under Equity Incentive Plan Awards (2)		All Other Stock Awards; Number of Shares of Stock or Units (3)	All Other Option Awards; Number of Securities Underlying Options (4)	Exercise or Base Price of Option Award	Grant Date Fair Value of Equity Incentive Plan Awards (5)
		Target	Maximum
Evan G. Greenberg	February 27, 2008	48,525	97,050	48,525		$60.28	$5,850,174
	February 27, 2008				130,640	$60.28	$2,868,854
	February 28, 2007	25,000	50,000	74,700		$56.14	$5,597,158
	February 28, 2007				134,000	$56.14	$2,583,520

Philip V. Bancroft	February 27, 2008	7,190	14,380	22,885		$60.28	$1,812,921
	February 27, 2008				18,150	$60.28	$398,574
	February 28, 2007	5,010	10,020	15,030		$56.14	$1,125,046
	February 28, 2007				16,700	$56.14	$321,976

Robert Cusumano	February 27, 2008	5,130	10,260	10,420		$60.28	$937,354
	February 27, 2008				12,960	$60.28	$284,602
	February 28, 2007	4,010	8,020	12,030		$56.14	$900,486
	February 28, 2007				13,360	$56.14	$257,581

Brian E. Dowd	February 27, 2008	9,440	18,880	19,180		$60.28	$1,725,214
	February 27, 2008				23,850	$60.28	$523,746
	February 28, 2007	6,680	13,360	20,040		$56.14	$1,500,061
	February 28, 2007				22,260	$56.14	$429,173

John W. Keogh	February 27, 2008	8,210	16,420	16,680		$60.28	$1,500,369
	February 27, 2008				20,740	$60.28	$455,450

(1)	The Compensation Committee intended awards granted in February 2007 as compensation for 2006. Therefore, we also disclosed these awards in our 2007 proxy statement. As stated above, the Compensation Committee intended awards granted in February 2008 as compensation for 2007.

(2)	The terms of the performance awards, including the performance criteria for vesting, are described in “Compensation Discussion and Analysis—Performance-Based Restricted Stock Vesting.” The Target column of this table corresponds to Target Awards, and the Maximum column refers to the maximum possible Premium Awards. During the restricted period, the NEOs are entitled to vote both the time-based and performance-based restricted stock and to receive dividends.

(3)	Restricted stock vests on the first, second, third and fourth anniversary dates of the grant, except that 8,295 shares of restricted stock awarded to Mr. Bancroft in 2008 vest on the fifth anniversary of the grant date.

(4)	Stock options vest on the first, second and third anniversary dates of the grant.

(5)	This column discloses the aggregate grant date fair market value computed in accordance with FAS 123R. For all assumptions used in the valuation, see footnote 12 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the outstanding equity awards held by our NEOs as of December 31, 2007.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (1)
Evan G. Greenberg	100,000	—	$36.40	11/15/2011
	40,000	—	$43.90	02/28/2012
	100,000	150,000	$27.57	02/27/2013
	100,000	—	$32.58	08/06/2013
	80,000	—	$43.56	02/25/2014
	—	100,000	$41.50	05/27/2014
	93,333	46,667	$44.48	02/23/2015
	36,200	72,400	$56.40	02/22/2016
	—	134,000	$56.14	02/28/2017	163,075	$10,074,774	51,650	$3,190,937

Philip V. Bancroft	45,000	—	$38.45	12/03/2011
	50,000	—	$27.57	02/27/2013
	30,000	—	$43.56	02/25/2014
	14,000	7,000	$44.48	02/23/2015
	5,266	10,534	$56.40	02/22/2016
	—	16,700	$56.14	02/28/2017	43,930	$2,713,995	8,572	$529,578

Robert Cusumano	6,666	3,334	$39.93	04/01/2015
	3,700	7,400	$56.40	02/22/2016
	—	13,360	$56.14	02/28/2017	22,012	$1,359,901	6,504	$401,817

Brian E. Dowd	15,000	—	$29.63	11/12/2008
	16,500	—	$36.30	02/22/2011
	85,000	—	$43.90	02/28/2012
	28,000	—	$27.57	02/27/2013
	27,000	—	$43.56	02/25/2014
	14,666	7,334	$44.48	02/23/2015
	5,533	111,067	$56.40	02/22/2016
	—	22,260	$56.14	02/28/2017	49,253	$3,042,850	10,430	$644,365

John W. Keogh	3,086	6,174	$54.08	05/01/2016
	—	13,920	$56.14	02/28/2017	20,855	$1,288,422	4,180	$258,240

(1)	Based on the closing market price of our Ordinary Shares on December 31, 2007 of $61.78 per share.

Contingent on continued employment and, in some circumstances, satisfaction of specified performance targets, the vesting dates for the awards described in the Outstanding Equity Awards at Fiscal Year-End table are as follows:

Name	Vest Date	Number of Securities Underlying Unexercised Options Unexercisable	Number of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested (1)
Evan G. Greenberg	2/22/2008	36,200	15,125	5,050
	2/23/2008	46,667	14,000	5,750
	2/25/2008		15,000
	2/27/2008	150,000
	2/28/2008	44,666	18,675	6,250
	2/22/2009	36,200	15,125	5,050
	2/23/2009		14,000	5,750
	2/28/2009	44,667	18,675	6,250
	5/27/2009	100,000
	2/22/2010		15,125	5,050
	2/28/2010	44,667	18,675	6,250
	2/28/2011		18,675	6,250

Philip V. Bancroft	2/22/2008	5,267	3,550	1,187
	2/23/2008	7,000	6,250
	2/25/2008		5,750
	2/28/2008	5,566	3,757	1,252
	2/22/2009	5,267	3,550	1,188
	2/23/2009		6,250
	2/28/2009	5,567	3,757	1,252
	2/22/2010		3,550	1,188
	2/28/2010	5,567	3,758	1,253
	2/28/2011		3,758	1,253

Robert Cusumano	2/22/2008	3,700	2,494	831
	2/28/2008	4,453	3,007	1,002
	4/1/2008	3,334	1,250
	2/22/2009	3,700	2,494	831
	2/28/2009	4,453	3,007	1,002
	4/1/2009		1,250
	2/22/2010		2,494	832
	2/28/2010	4,454	3,008	1,003
	2/28/2011		3,008	1,003

Brian E. Dowd	2/22/2008	5,533	3,737	1,250
	2/23/2008	7,334	6,500
	2/25/2008		5,000
	2/28/2008	7,420	5,010	1,670
	2/22/2009	5,534	3,738	1,250
	2/23/2009		6,500
	2/28/2009	7,420	5,010	1,670
	2/22/2010		3,738	1,250
	2/28/2010	7,420	5,010	1,670
	2/22/2011	100,000
	2/28/2011		5,010	1,670

John W. Keogh	2/28/2008	4,640	3,132	1,045
	5/1/2008	3,087	2,775
	2/28/2009	4,640	3,132	1,045
	5/1/2009	3,087	2,775
	2/28/2010	4,640	3,133	1,045
	5/1/2010		2,775
	2/28/2011		3,133	1,045

(1)	The vesting date for the securities specified in this column is the later of (a) the “Vest Date” specified for such securities in this table and (b) the date when the Compensation Committee formally confirms vesting pursuant to the process further described in “Compensation Discussion and Analysis—Performance-Based Restricted Stock Vesting.” For additional information on performance measures, see footnote 2 to the Grant of Plan-Based Awards table.

Option Exercises and Stock Vested

The following table sets forth information concerning option exercises by, and vesting of restricted stock awards of, our NEOs during 2007.

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting (1)
Evan G. Greenberg	—	—	68,675	$3,988,695
Philip V. Bancroft	—	—	22,988	$1,320,758
Robert Cusumano	—	—	4,574	$268,097
Brian E. Dowd	—	—	22,112	$1,271,783
John W. Keogh	—	—	2,775	$166,084

(1)	The value of a share of restricted stock upon vesting is the fair market value of one of our Ordinary Shares on the vesting date.

Nonqualified Deferred Compensation

The following table sets forth information about nonqualified deferred compensation of our NEOs.

	Executive Contributions in Last FY (1)	Registrant Contributions in Last FY (2)	Aggregate Earnings in Last FY (3)	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last FYE (4)
Evan G. Greenberg	$273,514	$546,814	$215,776	—	$4,066,360
Philip V. Bancroft	$67,500	$157,749	$96,910	—	$1,586,467
Robert Cusumano	$95,869	$128,192	$3,879	—	$497,661
Brian E. Dowd	$139,077	$167,825	$78,439	—	$2,899,796
John W. Keogh	$97,000	$8,158	$5,048	—	$165,344

(1)	The amounts shown in this column are also included in the Summary Compensation Table for 2007 in the Salary column.
(2)	The amounts shown in this column are also included in the Summary Compensation Table for 2007 in the All Other Compensation column.
(3)	The amounts shown in this column are not included in the Summary Compensation Table for 2007.
(4)	Of the totals shown in this column, the following amounts are also included in the Summary Compensation Table for 2007 and 2006: Evan G. Greenberg ($1,429,415), Philip V. Bancroft ($439,649), Robert Cusumano ($426,860), Brian E. Dowd ($537,625) and John W. Keogh ($105,158).

ACE Limited and ACE INA Holdings, Inc. sponsor a total of five nonqualified deferred compensation plans in which the NEOs participate. Four of these plans—The ACE Limited Supplemental Retirement Plan, The ACE Limited Elective Deferred Compensation Plan, The ACE USA Supplemental Employee Retirement Savings Plan, and The ACE USA Officers Deferred Compensation Plan—are unfunded nonqualified plans designed to benefit employees who are highly compensated or part of a select group of management. ACE Limited and ACE INA Holdings, Inc. set aside assets in rabbi trusts to fund the obligations under these four plans. The funding (inclusive of investment returns) of the rabbi trusts attempts to mirror the participants’ hypothetical investment choices made under each plan.

Participants in the ACE Limited and ACE USA Supplemental Plans may contribute to such plans only after their contributions to tax-qualified plans are capped under one or more Internal Revenue Code provisions. Participants in the ACE Limited or ACE USA Deferred Compensation Plans may defer additional amounts of salary or bonuses with deferred amounts credited to these plans. Up to 50 percent of salary and up to 100 percent of cash bonuses are eligible for deferral under the ACE USA Officers Deferred Compensation Plan, while the ACE Limited Elective Deferred Compensation Plan permits deferral of up to 100 percent of salary, minus payroll taxes and other payroll obligations, and up to 100 percent of cash bonuses. NEOs are not treated differently from other participants under these plans.

The fifth nonqualified plan, the ACE Limited Bermuda National Pension Scheme Plan, which we refer to as the NPS Plan, is a funded nonqualified retirement plan in which participation is mandated by the Bermuda legislature for all employees who are citizens of Bermuda or spouses of citizens. Contributions to the NPS Plan are invested at the participants’ direction among the investment alternatives offered under the NPS Plan. Under Bermuda law, contributions are required on compensation up to (but not above) $200,000.

For more information on our nonqualified deferred compensation plans, see the section of this proxy statement entitled “Potential Payments Upon Termination or Change in Control–Non-Qualified Retirement Plans and Deferred Compensation Plans.”

Potential Payments Upon Termination or Change in Control

The table set forth below contains estimates of potential payments to each of our NEOs upon termination of employment or a change in control under current employment arrangements and other compensation programs, assuming the termination or change of control event occurred on December 31, 2007. Following the tables we have provided a brief description of such employment arrangements and other compensation programs.

Name	Cash Severance		Medical Continuation (1)		Retirement Plan Continuation (2)		Value of Accelerated & Continued Equity and Performance Awards (3)
Evan G. Greenberg Separation without cause Change in control Separation for cause Retirement Death or disability	$ $	9,333,333 13,953,333 — — —	$ $	40,869 61,304 — — —		— — — — —	$ $ $	17,799,755 22,377,822 — — 22,377,822

Philip V. Bancroft (4) Separation without cause Change in control Separation for cause Retirement Death or disability	$ $	1,340,000 1,340,000 — — —	$ $	50,468 50,468 — — —	$ $	160,800 160,800 — — —	$ $ $	2,572,418 2,603,816 — — 3,515,566

Robert Cusumano Separation without cause Change in control Separation for cause Retirement Death or disability		— — — — —		— — — — —		— — — — —	$ $	— 1,949,729 — — 1,949,729

Brian E. Dowd Separation without cause Change in control Separation for cause Retirement Death or disability		— — — — —		— — — — —		— — — — —	$ $	— 4,537,181 — — 4,537,181

John W. Keogh Separation without cause Change in control Separation for cause Retirement Death or disability	$ $	1,325,000 2,650,000 — — —	$ $	18,049 36,099 — — —		— — — — —	$ $ $	479,435 1,672,711 — — 1,672,711

(1)	The value of medical continuation benefits is based on the medical insurance premium rates payable by the Company and applicable to the NEOs as of year-end 2007.
(2)	The value of retirement plan continuation benefits is based on employer matching contributions (assuming maximum employee contributions) and employer non-discretionary contributions, in each case, in accordance with the relevant plans as in effect at year-end 2007.
(3)	Based on the closing market price of our Ordinary Shares on December 31, 2007 of $61.78 per share.
(4)	Mr. Bancroft’s severance agreement provides that nothing in the agreement shall limit or replace the compensation or benefits payable to him, or otherwise adversely affect his rights, under any other benefit plan, program or agreement to which he is a party. Accordingly, the Value of Accelerated Equity and Performance Awards has been calculated for Mr. Bancroft based on the terms of the applicable awards, which are more generous in this regard than is Mr. Bancroft’s severance agreement.

Severance Plan

At the present time, our CEO and the Chief Executive Officer, ACE Overseas General are the only participants among NEOs in the Severance Plan. The plan is open to participation by the other NEOs, who have not elected to participate at this time. Under the Severance Plan, if we terminate a participant’s employment without cause, the participant will receive a lump sum cash payment equal to 200 percent, in the case of the CEO, and 100 percent, in the case of any other participant, of such officer’s current annual base salary and average of the bonuses paid for the prior three years. In addition, if we terminate employment without cause, the Severance Plan provides for:

•	continued vesting of equity-based compensation for two years in the case of the CEO, and one year in the case of any other participant;

•	continued exercisability of stock options for the earlier of three years or the option’s scheduled expiration date; and

•	continuation of health coverage for 24 months for the CEO and 12 months for any other participant.

In the event of a change in control, all equity-based compensation held by a participant in the Severance Plan will immediately vest. In addition, if we terminate the participant’s employment without cause or if the participant terminates his employment for good reason during the six-month period immediately before a change in control or during the two-year period immediately following a change in control, the Severance Plan provides for:

•

a lump sum cash payment equal to 299 percent in the case of CEO, and 200 percent in the case of any other participant, of the sum of the current annual base salary and average of the bonuses paid to the participant for the prior three years;

•	continued exercisability of stock options for the earlier of three years or the option’s scheduled expiration date; and

•	continuation of health coverage for 36 months for the CEO and 24 months for any other participant.

All participants in the Severance Plan are required to sign a waiver and release to receive benefits and must agree to a 12-month non-competition period as well as an agreement not to solicit clients, customers or employees for specified periods ranging between 12 and 24 months.

A “change in control” under the Severance Plan occurs when:

•	any person becomes a beneficial owner of 50 percent or more of the voting stock of the Company;

•

the majority of the Board consists of persons other than directors in office on the effective date of the Severance Plan, who we refer to as the Incumbent Directors; provided that any person becoming a director after the effective date of the Severance Plan whose election or nomination for election was supported by three-quarters of the directors who then comprised the Incumbent Directors shall be considered to be an Incumbent Director;

•	the Company adopts any plan of liquidation providing for distribution of all or substantially all of its assets;

•

all or substantially all of the assets or business of the Company is disposed of pursuant to a merger, consolidation or other transaction, unless the shareholders of the Company immediately prior to such merger, consolidation or other transaction beneficially own, directly or indirectly, in substantially the same proportion as they owned the voting stock of the Company, all of the voting stock or other ownership interests of the entity or entities, if any, that succeed to the business of the Company; or

•

the Company combines with another company and is the surviving corporation but, immediately after the combination, the shareholders of the Company immediately prior to the combination hold, directly or indirectly, 50 percent or less of the voting stock of the combined company. We exclude from this calculation the number of shares held by such shareholders, but not from the voting stock of the combined company, any shares received by affiliates of such other company in exchange for stock of such other company.

A termination by the participant for good reason is generally deemed to occur if within 60 days prior to the separation date and without the participant’s consent, there is:

•	a material adverse diminution of the participant’s titles, authority, duties or responsibilities;

•	a reduction in the participant’s base salary or annual bonus opportunity; or

•	a failure by the Company to obtain the assumption in writing of its obligations under the Severance Plan by the Company’s successor in a change in control transaction.

Mr. Bancroft’s Severance Agreement

We have a severance agreement with Mr. Bancroft which provides him with severance benefits in the event that:

•	the Company involuntarily terminates his employment for other than cause, death or disability;

•	Mr. Bancroft resigns voluntarily due to a significant reduction in his responsibilities, compensation or a Company-required relocation;

•

a change in control occurs and the Company involuntarily terminates Mr. Bancroft’s employment or Mr. Bancroft voluntarily terminates his employment as described above within 6 months prior or 24 months after the change in control; or

•	the Company involuntarily terminates Mr. Bancroft’s employment or Mr. Bancroft voluntarily terminates his employment as described above during a threatened change in control.

Under these circumstances, Mr. Bancroft will be entitled to receive his current salary, and to participate in Company benefit plans, for 24 months. Restricted stock and options held by Mr. Bancroft at the time of such termination will continue to vest in accordance with the vesting schedule of the plan under which the award was made for 24 months following termination of employment, unless Mr. Bancroft commences new employment prior to the end of the 24-month period, in which case continued vesting shall cease on the date of his new employment. If tax counsel determines that the benefits under the severance agreement are excess parachute payments under the Internal Revenue Code generating excise tax liability, in some circumstances the benefits payable to Mr. Bancroft under the severance agreement will be reduced. Mr. Bancroft has agreed that while he is employed at the Company and for two years following his termination of employment, he will not attempt to induce any officer, employee, customer or client of the Company to terminate its association with the Company. If he breaches this agreement, the compensation and benefits to him shall cease.

A change in control under Mr. Bancroft’s severance agreement is generally deemed to occur when:

•	any person becomes the beneficial owner of 50 percent or more of the outstanding shares of the Company or 50 percent or more of the voting securities of the Company;

•

shareholders of the Company approve, and governmental consent is obtained, if necessary, for, a reorganization, merger, consolidation, complete liquidation, or dissolution of the Company, the sale or disposition of all or substantially all of the assets of the Company or any similar corporate transaction, unless the shareholders immediately prior to such transaction continue to represent at least 50 percent of the outstanding common stock of the Company or the surviving entity or parent or affiliate immediately after such transaction; or

•	a majority of the Board consists of persons other than directors in office on the effective date of the agreement, to whom we refer as the Incumbent Board; provided that any person becoming a director after the effective date of the agreement whose election or nomination was approved by at least a majority of the Incumbent Board shall be considered to be part of the Incumbent Board.

A resignation with “good reason” under Mr. Bancroft’s severance agreement means a resignation due to:

•

a significant reduction of the employee’s responsibilities, title or status resulting from a formal change in such title or status or from the assignment to the employee of any duties inconsistent with his title, duties or responsibilities; or

•	a reduction in the employee’s compensation or benefits.

Non-Qualified Retirement Plans and Deferred Compensation Plans

All the NEOs participate in one or more non-qualified defined contribution retirement plans or deferred compensation plans through an ACE employer. Under the ACE Limited Elective Deferred Compensation Plan, as amended to comply with Internal Revenue Code section 409A, a change in control is a distributable event. A change in control under the current provisions of the other plans discussed below will not result in a distributable event in and of itself. Further, whether an NEO’s termination is with or without cause does not impact entitlement to benefits under the ACE Limited Elective Deferred Compensation Plan or the other plans. Below is an overview of each plan.

The ACE Limited Supplemental Retirement Plan is a non-qualified retirement plan for higher-paid Bermuda-based employees who are United States citizens or permanent residents. Contributions to this plan are made where Internal Revenue Code provisions limit the amount of contributions that these employees may make or have made on their behalf to the qualified ACE Limited Employee Retirement Plan. Contributions credited to this supplemental plan mirror the employee contributions, employer matching contributions, non-discretionary 6 percent employer contribution and any discretionary employer contributions that would have been made under the ACE Limited Employee Retirement Plan had the Internal Revenue Code provisions not limited the contributions. A participant does not vest in the employer contributions under this supplemental plan until he or she has completed one year of service. The plan provides for distributions following the year the participant has terminated employment and attained age 55. However, for amounts subject to Internal Revenue Code section 409A, distributions will be made in the year following termination of employment, regardless of the participant’s age.

The ACE Limited Elective Deferred Compensation Plan is a deferred compensation plan for Bermuda-based employees who are United States citizens or permanent residents that permits them to defer the receipt of a portion of their compensation. The plan also credits contributions that would have been made to the ACE Limited Employee Retirement Plan, the ACE Limited Supplemental Retirement Plan or the NPS Plan if the employee had received the compensation rather than electing to defer it, subject to the same vesting period as those plans. Participants generally receive distribution of their plan account balance in a lump sum upon termination of employment. Participants may instead elect to receive distributions at a specified date while still employed or at termination of employment, and they may elect whether they want to receive a lump sum or periodic payments. Participants make the election regarding form and time of payment at the same time that they elect to defer compensation. Participants may elect a different distribution date and payment form each time they elect to defer compensation, and the new date and payment form will apply to the compensation which is the subject of the new deferral election. The plan requires payment to be made to a participant in a lump sum upon the participant’s death or disability, as defined under the plan, overriding any other election made under the plan. For plan amounts subject to Internal Revenue Code section 409A, the plan requires distributions to be made upon a change in control regardless of the participants’ distribution elections and regardless of whether the participant’s employment has terminated. Under the plan, a change in control occurs when a majority of the members of our Board of Directors is replaced during any 12-month period by directors whose appointment or election is not endorsed by a majority of the members of our Board of Directors prior to the date of the appointment or election. In addition, a change in control occurs when any of the following events occurs with respect to an ACE company which either employs the participant, is obligated to make plan payments to the participant, or is either the majority shareholder or is in a chain of corporations comprising the majority shareholder of the ACE company:

•

any one person, or more than one person acting as a group, acquires ownership of stock of the corporation that, together with stock held by such person or group, constitutes more than 50 percent of the total fair market value or total voting power of the stock of such corporation;

•

any one person, more than one person acting as a group, acquires, or has acquired during the 12-month period ending on the date of the most recent acquisition by such person or persons, ownership of stock of the corporation possessing 35 percent or more of the total voting power of the stock of such corporation; or

•

any one person, or more than one person acting as a group, acquires, or has acquired during the 12-month period ending on the date of the most recent acquisition by such person or persons, assets from the corporation that have a total gross fair market value equal to or more than 40 percent of the total gross fair market value of all of the assets of the corporation immediately prior to such acquisition or acquisitions. For this purpose, gross fair market value means the value of the assets of the corporation, or the value of the assets being disposed of, determined without regard to any liabilities associated with such assets.

The ACE USA Supplemental Employee Retirement Savings Plan is a non-qualified retirement plan for a select group of U.S.-based employees who are generally higher paid. Contributions to this plan are made where Internal Revenue Code provisions limit the contributions of these employees under one or both U.S. qualified plans, the ACE USA Employee Retirement Savings Plan and the ACE USA Basic Employee Retirement Savings Plan. Contributions credited to this supplemental plan mirror the employee contributions, employer matching contributions, and any discretionary employer contributions that would have been made under the ACE USA Employee Retirement Savings Plan and the non-discretionary 6 percent employer contribution that would have been made under the ACE USA Basic Employee Retirement Savings Plan but for the limits imposed by the Internal Revenue Code. A participant does not vest in the employer contributions under this supplemental plan until he or she has completed two years of service. The plan does not permit distributions until a participant terminates employment, and the plan generally makes the distribution in January of the year following the participant’s termination of employment, subject to restrictions imposed by Internal Revenue Code section 409A. The plan makes distributions to a participant after termination of employment, regardless of the age of the participant or reason for termination. ACE makes employer contributions once each year for participants employed on December 31.

The ACE USA Officers Deferred Compensation Plan is a non-qualified deferred compensation plan for a select group of U.S.-based employees who are generally higher paid that permits them to defer the receipt of a portion of their compensation. The plan also credits employer contributions that would have been made or credited to the ACE USA Employee Retirement Savings Plan, the ACE USA Basic Employee Retirement Savings Plan, or the ACE USA Supplemental Employee Retirement Plan if the employee had received the compensation rather than electing to defer it, subject to the same vesting period as those plans. Participants generally elect the time and form of payment at the same time that they elect to defer compensation. Participants may elect to receive distributions at a specified date or at termination of employment. Participants may elect to receive distributions in the form of a lump sum or periodic payments. Participants may elect a different distribution date and form of payment each time they elect to defer compensation, and the new date and payment form will apply to the compensation which is the subject of the new deferral election. For plan amounts subject to Internal Revenue Code section 409A, the plan imposes additional requirements on the time and form of payments. ACE makes employer contributions once each year for participants employed on December 31.

Long-Term Incentive Plans

All the NEOs participate in one or more long-term incentive plans. Awards under the equity plans are generally subject to vesting, as set by the Compensation Committee as a part of each award. In general, the awards vest and are exercisable, where applicable, without regard to whether the NEO’s termination is considered with or without cause.

Upon termination of employment due to death or disability, all options and awards vest. An NEO is disabled for purposes of accelerating vesting when the NEO is determined to be disabled under the relevant employer-sponsored long-term disability plan. If the NEO is not eligible to participate in an employer-sponsored disability plan, this determination is made by the Compensation Committee applying standards similar to those applied under a disability plan. In making these determinations, the definition of disability is modified, where necessary, to comply with Code section 409A.

Upon a change in control before the NEO has terminated employment, options vest and become immediately exercisable. Restricted stock and restricted stock units likewise immediately vest upon a change in control, as defined below, before termination of employment.

Generally, incentive stock options must be exercised within three months of the date of termination of employment. Upon termination of employment due to death or disability, the exercise period is extended to one year following the termination of employment. Upon retirement, the exercise period for the retiree is extended so that the termination is deemed to have occurred on the ten-year anniversary of the option grant date or, if earlier, the date of the retiree’s death. In addition, for employees who meet certain criteria, unvested awards will continue to vest after retirement. To qualify for continued vesting, employees must be at least age 62 with ten or more years of service, retire in good standing and sign an agreement and release as presented by the Company.

For purposes of these plans, change in control means:

•

any person, as such term is used in Sections 3(a)(9) and 13(d) of the United States Securities Exchange Act of 1934, becomes a “beneficial owner,” as such term is used in Rule 13d-3 promulgated under that act, of 50 percent or more of the voting stock, as defined below, of ACE;

•

the majority of the Board consists of individuals other than incumbent directors, which term means the members of the Board on the effective date of the change in control; provided that any person becoming a director subsequent to such date whose election or nomination for election was supported by three-quarters of the directors who then comprised the incumbent directors shall be considered to be an incumbent director;

•	ACE adopts any plan of liquidation providing for the distribution of all or substantially all of its assets;

•

all or substantially all of the assets or business of ACE is disposed of pursuant to a merger, consolidation or other transaction, unless the shareholders of ACE immediately prior to such merger, consolidation or other transaction beneficially own, directly or indirectly, in substantially the same proportion as they owned the voting stock of ACE, all of the voting stock or other ownership interests of the entity or entities, if any, that succeed to the business of ACE; or

•

ACE combines with another company and is the surviving corporation but, immediately after the combination, the shareholders of ACE immediately prior to the combination hold, directly or indirectly, 50 percent or less of the voting stock of the combined company, there being excluded from the number of shares held by such shareholders, but not from the voting stock of the combined company, any shares received by affiliates, as defined below, of such other company in exchange for stock of such other company.

For the purpose of this definition of change in control, an affiliate of a person or other entity means a person or other entity that directly or indirectly controls, is controlled by, or is under common control with the person or other entity specified. Voting stock means capital stock of any class or classes having general voting power under ordinary circumstances, in the absence of contingencies, to elect the directors of a corporation. When determining if a change in control has occurred, where necessary, the definition of change in control is modified to comply with Code section 409A.

Director Compensation

The following table sets forth information concerning director compensation paid or, in the case of restricted stock units, earned in 2007.

Name	Fees Earned or Paid in Cash	Stock Awards (1)	All Other Compensation (2)	Total
Michael G. Atieh (3)	$37,500	$199,829	$10,000	$247,329
Mary A. Cirillo (4)	$11,250	$199,085	$10,000	$220,335
Bruce L. Crockett (5)	$87,500	$144,452	—	$231,952
Brian Duperreault (6)	$192,940	$192,479	$10,000	$395,419
Robert M. Hernandez	$120,643	$128,983	$10,000	$259,626
John A. Krol	$100,625	$121,052	$10,000	$231,677
Peter Menikoff (7)	$11,250	$241,889	$10,000	$263,139
Leo Mullin	$33,750	$45,451	—	$79,201
Thomas J. Neff (8)	$11,250	$224,236	$10,000	$245,486
Robert Ripp	$110,625	$131,983	$10,000	$252,608
Dermot F. Smurfit	$92,500	$120,187	$10,000	$222,687
Gary M. Stuart	$97,500	$133,186	$10,000	$240,686

(1)	This column reflects restricted stock units earned during 2007. These restricted stock units were awarded at our 2007 Annual General Meeting and vest at the 2008 Annual General Meeting. Ordinary Shares will be issued for stock units six months after a director’s termination from the Board. The grant date fair value of the restricted stock units for each director is as follows: Mr. Atieh ($241,079), Ms. Cirillo ($210,355), Mr. Crockett ($151,952), Mr. Duperreault ($203,729), Mr. Hernandez ($136,483), Mr. Krol ($128,552), Mr. Menikoff ($248,139), Mr. Mullin ($91,519), Mr. Neff ($235,486), Mr. Ripp ($139,483), Mr. Smurfit ($127,687), and Mr. Stuart ($140,686). The number of restricted stock units that each director held at December 31, 2007 is as follows: Mr. Atieh (3,582), Ms. Cirillo (3,338), Mr. Crockett (2,117), Mr. Duperreault (3,256), Mr. Hernandez (1,954), Mr. Krol (1,954), Mr. Menikoff (3,419), Mr. Mullin (1,672), Mr. Neff (3,338), Mr. Ripp (1,954), Mr. Smurfit (1,954), and Mr. Stuart (1,954). The number of vested stock units and associated dividend reinvestment accruals that each director held at December 31, 2007 was: Mr. Atieh (18,631), Ms. Cirillo (3,458), Mr. Crockett (20,237), Mr. Duperreault (1,940), Mr. Hernandez (15,008), Mr. Krol (7,299), Mr. Menikoff (35,293), Mr. Mullin (7), Mr. Neff (27,899), Mr. Ripp (17,923), Mr. Smurfit (6,459), and Mr. Stuart (19,092).

(2)	Other annual compensation includes our matching contribution program for non-management directors pursuant to which we match director charitable contributions to registered charities, churches and other places of worship or schools up to a maximum of $10,000 per year.

(3)	Included in Mr. Atieh’s stock awards are the following amounts which were paid in stock, rather than cash, at the election of the director: an annual retainer fee of $80,000 for which he received 1,302.51 restricted stock units and two committee retainer fees of $10,000 each for which he received 325.63 restricted stock units.

(4)	Included in Ms. Cirillo’s stock awards are the following amounts which were paid in stock, rather than cash, at the election of the director: an annual retainer fee of $80,000 for which she received 1,302.51 restricted stock units and a committee retainer fee of $5,000 for which she received 81.41 restricted stock units.

(5)	Included in Mr. Crockett’s stock awards is a committee retainer fee of $10,000 which was paid in 162.81 restricted stock units, rather than cash, at the election of the director.

(6)	Included in Mr. Duperreault’s stock awards is an annual retainer fee of $80,000 which was paid in 1,302.51 restricted stock units, rather than cash, at the election of the director. This table does not include the severance payment which Mr. Duperreault was awarded in 2008, the details of which are set forth in “—Compensation Discussion and Analysis.”

(7)	Included in Mr. Menikoff’s stock awards are the following amounts which was paid in stock, rather than cash, at the election of the director: an annual retainer fee of $80,000 for which he received 1,302.51 restricted stock units and a committee retainer fee of $10,000 for which he received 162.81 restricted stock units.

(8)	Included in Mr. Neff’s stock awards are the following amounts which were paid in stock, rather than cash, at the election of the director: an annual retainer fee of $80,000 for which he received 1,302.51 restricted stock units and a committee retainer fee of $5,000 for which he received 81.41 restricted stock units.

Our non-management directors receive $200,000 per year for their service as directors. We pay $120,000 of this fee in the form of restricted stock units, based on the fair market value of our Ordinary Shares at the date of award. These stock units are awarded at the Annual General Meeting and vest at the next Annual General Meeting. We pay the remaining $80,000 of the annual fee to directors in cash quarterly. Committee chairmen receive committee chair retainers as follows: Audit Committee—$25,000; Compensation Committee—$15,000; and other committees—$10,000.

The Lead Director receives a retainer of $25,000, which is in addition to any retainer received as a committee chairman. All members of the Audit Committee, other than the chairman, receive a premium of $10,000 per year and all members of the Compensation Committee, other than the chairman, receive a premium of $5,000 per year. Directors are not paid fees for attending regular Board or committee meetings but, at the discretion of the Chairman of the Board and the Lead Director, we may pay an additional $2,000 fee for each special meeting attended by telephone and $3,000 for each special meeting attended in person. We pay the retainers for committee chairmanships and Lead Director, and premiums for Audit or Compensation Committee service and special Board meeting fees quarterly in cash. Mr. Duperreault received fees in 2007 for his service as a director and non-executive Chairman at an annualized rate of $600,000, prorated for partial year service. Following our 2007 Annual General Meeting, he was compensated on the same basis as other directors.

Directors may elect to receive all of their compensation, other than compensation for special meetings, in the form of stock units issued on an annual basis. We will issue Ordinary Shares for stock units six months after a director’s termination from the Board. Until we issue such Ordinary Shares, the director may not sell or transfer the stock units awarded to them. When we pay dividends on our stock, we will issue stock units to directors equivalent in value to the dividend payments that they would have received if they held stock rather than stock units.

In addition to the above described compensation, we have a matching contribution program for non-management directors pursuant to which we will match director charitable contributions to registered charities, churches and other places of worship or schools up to a maximum of $10,000 per year.

Our Corporate Governance Guidelines specify our director equity ownership requirements. We award independent directors restricted stock units (which we refer to as “RSUs”), which are the functional equivalent of stock ownership. Such units are not transferable until 6 months after departure from the Board, and as a result, we mandate that independent directors accumulate the entirety of these awards through their tenure on the Board. The amount of such award is RSUs reflecting $120,000 of equity ownership per year. Thus, we mandate minimum equity ownership (based on stock price on date of award) of:

New director: $120,000

Three-year director: $360,000

Five-year director: $600,000

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table presents securities authorized for issuance under equity compensation plans at December 31, 2007:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted- average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (1)
Equity compensation plans approved by security holders (2)	11,239,657	$42.19	10,171,353
Equity compensation plans not approved by security holders (3)	31,158	16.19	—

Total	11,270,815	$42.12	10,171,353

(1)	These totals include securities available for future issuance under the following plans:

i.	ACE Limited 2004 Long-Term Incentive Plan. (the “2004 LTIP”) A total of 15,000,000 Ordinary Shares of the Company are authorized to be issued pursuant to awards made as options, stock appreciation rights, stock units, performance shares, performance units, restricted stock, and restricted stock units. The maximum number of shares that may be delivered to participants and their beneficiaries under the 2004 LTIP shall be equal to the sum of: (i) 15,000,000 shares; and (ii) any shares that are represented by awards granted under the ACE Limited 1995 Long-Term Incentive Plan, the ACE Limited 1995 Outside Directors Plan, the ACE Limited 1998 Long-Term Incentive Plan, and the ACE Limited 1999 Replacement Long-Term Incentive Plan (the “Prior Plans”) that are forfeited, expired, or are canceled after the effective date of the 2004 LTIP of February 25, 2004, without delivery of shares or which result in the forfeiture of the shares back to the Company to the extent that such shares would have been added back to the reserve under the terms of the applicable Prior Plan. As of December 31, 2007, a total of 8,978,166 shares remain available for future issuance under this plan.

ii.	ACE Limited 1998 Long-Term Incentive Plan. A total of 21,252,007 shares were authorized to be issued pursuant to awards made as options, stock appreciation rights, stock units, performance shares, performance units, restricted stock, and restricted stock units; the number of shares available for awards other than options and stock appreciation rights was 3,232,485 shares. This plan only remains in effect with respect to outstanding awards made pursuant to this plan. Future awards will be made pursuant to the 2004 LTIP.

iii.	ACE Limited 1995 Long-Term Incentive Plan. Shares were authorized to be issued in an amount determined by a formula described in footnote (2) below pursuant to awards to be made as options, stock appreciation rights, and restricted stock. This plan only remains in effect with respect to outstanding awards made pursuant to this plan. Future awards will be made pursuant to the 2004 LTIP.

iv.	ACE Limited 1999 Replacement Long Term Incentive Plan. A total of 4,770,555 shares were authorized to be issued pursuant to awards to be made as options, stock appreciation rights, stock units, performance shares, performance units, restricted stock, and restricted stock units. This plan only remains in effect with respect to outstanding awards made pursuant to this plan.

v.	ACE Limited 1995 Outside Directors Plan. Shares were authorized to be issued in an amount determined by a formula described in footnote (2) below pursuant to awards made as options, restricted stock, and unrestricted stock. This plan only remains in effect with respect to outstanding awards made pursuant to this plan. Future awards will be made pursuant to the 2004 LTIP.

vi.	Employee Stock Purchase Plan. A total of 3,000,000 shares are authorized for purchase at a discount. As of December 31, 2007, 1,193,187 shares remain available for future issuance under this plan.

(2)	This plan category includes shares issuable pursuant to the following plans that authorize shares based on a formula:

i.	ACE Limited 1995 Long-Term Incentive Plan. The total number of shares available for awards under this plan in any fiscal year was five percent of the adjusted average of the outstanding Ordinary Shares of the Company, as that number is determined by the Company, to calculate fully diluted earnings per share for the preceding fiscal year, reduced by any shares of stock granted pursuant to awards under this plan and any shares of stock subject to any outstanding award under this plan. This plan only remains in effect with respect to outstanding awards made pursuant to this plan. Future awards will be made pursuant to the 2004 LTIP.

ii.	ACE Limited 1995 Outside Directors Plan. The total number of shares available for awards under this plan in any fiscal year was 0.5 percent of the adjusted average of the outstanding Ordinary Shares of the Company, as that number was determined by the Company, to calculate fully diluted earnings per share for the preceding fiscal year, reduced by any shares of stock granted pursuant to awards under the Plan and any shares of stock subject to any outstanding award under the plan. This plan only remains in effect with respect to outstanding awards made pursuant to this plan. Future awards will be made pursuant to the 2004 LTIP.

(3)	This plan category consists of the following plan:

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

INFORMATION ABOUT OUR ORDINARY SHARE OWNERSHIP

How Many Ordinary Shares Are Owned by Directors and Executive Officers?

The following table sets forth information, as of March 27, 2008, with respect to the beneficial ownership of Ordinary Shares by our executive officers whose compensation is reported in the compensation tables that appear later in this proxy statement, and to whom we refer as the NEOs, by each of our directors and by all our directors and executive officers as a group. Unless otherwise indicated, the named individual has sole voting and investment power over the Ordinary Shares listed in the Ordinary Shares Beneficially Owned column. The Ordinary Shares listed for each director and each NEO constitute less than one percent of the outstanding Ordinary Shares. The Ordinary Shares beneficially owned by all directors and executive officers as a group constitute approximately 0.73 percent of the outstanding Ordinary Shares.

Name of Beneficial Owner	Ordinary Shares Beneficially Owned	Ordinary Shares Subject to Options (1)	Restricted Ordinary Shares (2)
Evan G. Greenberg (3) (4)	222,257	827,067	248,975
Philip Bancroft	68,726	162,100	63,271
Robert Cusumano	10,137	21,853	37,315
Brian E. Dowd	44,604	211,986	68,056
John Keogh	8,685	10,813	44,018
Michael G. Atieh (5) (6)	18,089	14,000	—
Mary A. Cirillo (6)	—	—	—
Bruce L. Crockett (5) (6)	14,602	14,000	—
Robert M. Hernandez (5) (6)	49,144	14,000	—
John A. Krol (5) (6)	5,655	11,030	—
Peter Menikoff (3) (5) (6)	26,576	14,000	—
Leo Mullin (6)	1,845	—	—
Thomas J. Neff (5) (6)	16,971	14,000	—
Robert Ripp (5) (6)	20,857	14,000	—
Dermot F. Smurfit (6)	9,959	14,000	—
Gary M. Stuart (5) (6)	14,721	14,000	—
All directors and executive officers as a group (17 individuals)	549,286	1,387,389	477,634

(1)	Represents Ordinary Shares that the individual has the right to acquire within 60 days of March 27, 2008 through option exercises.

(2)	Represents Ordinary Shares with respect to which the individual has the power to vote (but not to dispose of).

(3)	Messrs. Greenberg and Menikoff share with other persons the power to vote and/or dispose of 8,190 and 4,800, respectively, of the Ordinary Shares listed. These directors and executive officers therefore share with other persons the power to vote and/or dispose of 12,990, in the aggregate, of the Ordinary Shares listed as owned by the directors and executive officers as a group.

(4)	Mr. Greenberg has pledged 184,520 Ordinary Shares in connection with a margin account.

(5)	Included in these amounts are Ordinary Shares that will be issued to the director immediately upon his or her termination from the Board. These Ordinary Shares relate to vested stock units granted as directors compensation and associated dividend reinvestment accruals. The number of Ordinary Shares at March 28, 2008 described in this footnote and included in the above table for each director is as follows: Mr. Atieh (10,960), Mr. Crockett (12,754), Mr. Hernandez (8,174), Mr. Krol (803), Mr. Menikoff (21,951), Mr. Neff (15,546), Mr. Ripp (10,960) and Mr. Stuart (12,078).

(6)	Not included in these amounts are Ordinary Shares that will be issued to the director no earlier than six months following his or her termination from the Board. Such Ordinary Shares relate to restricted stock units and vested stock units granted as directors compensation and associated dividend reinvestment accruals. The number of Ordinary Shares at March 27, 2008 described in this footnote and not included in the above table for each director is as follows: Mr. Atieh (11,352), Ms. Cirillo (6,826), Mr. Crockett (9,700), Mr. Hernandez (8,864), Mr. Krol (8,491), Mr. Menikoff (16,935), Mr. Mullin (1,686), Mr. Neff (15,832), Mr. Ripp (9,005), Mr. Smurfit (8,451) and Mr. Stuart (9,062).

Which Shareholders Own More than 5 Percent of Our Ordinary Shares?

The following table sets forth information regarding each person, including corporate groups, known to us to own beneficially or of record more than five percent of our outstanding Ordinary Shares as of December 31, 2007.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class
Barclays Global Investors, NA (1)	23,862,164	7.24%
45 Fremont Street San Francisco, California 94105 U.S.A.
FMR Corp. (2)	26,765,090	8.12%
82 Devonshire Street, Boston, Massachusetts 02109 U.S.A.
Wellington Management Company, LLP (3)	40,910,864	12.41%
75 State Street Boston, Massachusetts 02109 U.S.A.

(1)	Based on a Schedule 13G filed by Barclays Global Investors, NA, filing jointly on behalf of Barclays Global Fund Advisors, Barclays Global Investors, Ltd., Barclays Global Investors Japan Trust and Banking Company Limited, Barclays Global Investors Japan Limited, Barclays Global Investors Canada Limited, Barclays Global Investors Australia Limited and Barclays Global Investors (Deutscheland) AG, which we refer to as the Barclays Group. According to such Schedule 13G, as of December 31, 2007, the Barclays Group had the sole power to dispose of 23,862,164 Ordinary Shares and the sole power to vote 20,648,417 Ordinary Shares.
(2)	Based on a Schedule 13G/A filed by FMR Corp., a parent holding company for itself and its specified subsidiaries and affiliates, which we refer to as the FMR Group. According to such Schedule 13G/A, as of December 31, 2007, the FMR Group had the sole power to dispose of 26,765,090 Ordinary Shares and the sole power to vote 3,842,517 Ordinary Shares.
(3)	Based on a Schedule 13G filed by Wellington Management Company, LLP, which we refer to as Wellington Management. Wellington Management, in its capacity as an investment adviser, may be deemed to have had beneficial ownership of 40,910,864 shares of common stock that are owned by numerous investment advisory clients, none of which is known to have such interest with respect to more than five percent of the class of shares. Wellington Management has shared voting authority over 23,835,579 shares and shared dispositive power over 40,910,864 shares. Wellington Management is a registered investment adviser under the Investment Advisers Act of 1940, as amended.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

What Is Our Related Party Transactions Approval Policy and What Procedures Do We Use to Implement It?

The Board of Directors has adopted Related Party Transactions Guidelines which require that the Nominating and Governance Committee review, and approve or ratify, transactions in which we, on the one hand, and a related party, on the other hand, participate that involve payments of at least $120,000 in the aggregate per fiscal year. In conjunction with such review, the Nominating and Governance Committee must make a determination that the transaction does not constitute a conflict of interest. Transactions involving our sale of insurance or reinsurance in the ordinary course of business on terms that are generally available to similarly situated parties who are not related to us, and payments or settlements of claims on such policies in the ordinary course of business on commercially reasonable terms, are deemed pre-approved by virtue of the Board’s adoption of the Related Party Transactions Guidelines, unless they involve payments to an entity that is a related party because of the interest of a director (or a nominee for director) or his or her immediate family member in such entity. Transactions with any related party that involve less than $120,000 in the aggregate per fiscal year generally are also deemed pre-approved under our guidelines.

Our Related Party Transactions Guidelines require the Board of Directors to review, approve or ratify, and determine that no conflict of interest exists with respect to, financial contributions to not-for-profit organizations for which a director or an executive officer or his or her spouse or child serves on the board or as a senior officer. By adopting these guidelines, the Board has determined that financial contributions of $50,000 or less in the aggregate per fiscal year to a not-for-profit organization of which an executive officer or his or her spouse or child serves as a director, trustee or senior officer do not constitute conflicts of interest and are deemed to be pre-approved. We submit financial contributions to any not-for-profit organization of which an executive officer or his or her spouse or child is a director, trustee or senior officer to the Nominating and Governance Committee if they involve in the aggregate more than $50,000 per fiscal year but less than $100,000, or to the Board of Directors if they involve in the aggregate $100,000 or more per fiscal year.

We have established a number of procedures to monitor related party transactions so that we can submit them to the Nominating and Governance Committee or the Board of Directors pursuant to the Related Party Transactions Guidelines. For example, we have compiled a list of relevant persons and entities, which we update on a regular basis, and search various databases to identify payments to or from these persons or entities. In some circumstances, our directors, nominees for directors and executive officers are also required to report transactions of which they are aware to the Lead Director, such as transactions in which an immediate family member or entity associated with such family member has an interest. We also circulate directors’ and officers’ questionnaires which inquire as to related party transactions. Our Code of Conduct addresses procedures to follow with respect to matters that raise potential conflicts, including a requirement that our employees, officers and directors report potential conflicts as part of their annual Code of Conduct affirmation statement. In addition, we poll key officers to determine whether they are aware of any transactions that may be subject to the Related Party Transactions Guidelines.

For the purposes of our Related Party Transactions Guidelines, related parties include:

•	any director, nominee for director or executive officer of the Company;

•	any immediate family member of a director, nominee for director or executive officer;

•

any entity of which a director, nominee for director or executive officer is a current employee, officer or general partner, or in which his or her immediate family member is an executive officer or general partner, or in which any such person, together with his or her immediate family members, directly or indirectly, in the aggregate, owns 10 percent or more of the equity interest, and affiliates of any entity described in this paragraph; and

•

any person, and his or her immediate family members, or entity, including affiliates, that was a beneficial owner of more than 5 percent of the Company’s outstanding Ordinary Shares at the time the transaction occurred or existed.

What Related Person Transactions Do We Have?

Some of our shareholders and their affiliates and employers of or entities otherwise associated with some of our directors and officers and their affiliates, have purchased insurance from us on terms we believe were no more favorable to these insureds than those made available to other customers and may receive claim payments on such policies in the ordinary course of business. During 2007, we also engaged in certain other transactions with shareholders who owned more than 5 percent of our Ordinary Shares at the time of the transaction, or their affiliates, as described below.

Barclays Bank PLC has agreed to provide up to $149 million, £74 million and A$16 million of credit in total to the Company and some of our subsidiaries in the form of loans and letters of credit under six syndicated credit facilities. Barclays Bank PLC acts as syndication agent or lead arranger under certain of these facilities. During 2007, the largest aggregate principal amount of loans made by Barclays Bank PLC outstanding under these facilities was £16 million and A$16 million and, as of March 31, 2008, the aggregate principal amount of loans made by Barclays Bank PLC outstanding under these facilities was £16 million and A$16 million. During 2007, we paid Barclays Bank PLC £852,000 and A$997,000 in interest on these loans. We did not make any principal payments on these loans during 2007. Certain of these facilities provide for fixed rate loans and have interest rates ranging from 5.2505 percent to 7.807 percent, and others of these facilities provide for floating rate loans and have interest rates ranging from LIBOR plus 0.30 percent to LIBOR plus 0.35 percent. The letter of credit facilities charge fees on levels of utilization ranging from 0.24 percent to 0.50 percent and fees on unutilized capacity ranging from 0.06 percent to 0.10 percent. Barclays Bank PLC also charges a fronting fee of 0.10 percent when it is the issuer of a letter of credit under the facility. In February 2007, Barclays Capital Inc. served as an underwriter on the Company’s offering of 5.70 percent Senior Notes due 2017. Also in 2007, Barclays Global Investors Limited provided investment management services to certain of our U.K. pension scheme funds. Barclays Global Investors Limited and Barclays Global Investors Canada Limited provided investment management services to some of our subsidiaries in 2007, managing approximately 6 percent of our investment assets. Barclays Bank PLC also provided commercial banking services to some of our subsidiaries in 2007. We paid the Barclays Group approximately $6.74 million in 2007 related to the services and transactions described above, inclusive of interest on the loans described above. In addition, during 2007 some of our subsidiaries and Barclays Bank PLC engaged in foreign currency exchange transactions in the approximate aggregate notional United States dollar equivalent amount of $272.7 million and interest rate derivatives transactions in the approximate aggregate notional United States dollar equivalent amount of $2.6 billion, although no interest rate derivative transactions with Barclays Bank PLC were outstanding as of December 31, 2007 or as of the date of this proxy statement.

Wellington Management Company, LLP provided investment management services to some of our subsidiaries in 2007, managing approximately 20 percent of our investment assets. We paid Wellington approximately $6.3 million in 2007 for these services.

We made two loans to Brian Dowd in 2002. In May 2002, we loaned Mr. Dowd $250,000 in connection with a work transfer from Philadelphia, Pennsylvania, to Atlanta, Georgia. Principal on this note is due in annual installments of $50,000, with the final principal payment due on June 1, 2007. Mr. Dowd has received a discretionary bonus of $50,000 in each year in which principal has been due under this loan, and we have offset this bonus against such principal payment. Interest on this note accrues at 4.66 percent per year. We forgive any interest on this note as long as Mr. Dowd is an employee of the Company. In July 2002, we loaned Mr. Dowd $200,000 also in connection with his work transfer. Mr. Dowd used the proceeds of this loan to acquire a residence and he granted us a mortgage on that residence. The residence was sold in 2005. Principal on this note is due in annual installments of $20,000, with the final principal payment due on August 1, 2012. No interest accrued on this note until April 1, 2005, at which time the interest rate increased from 0 percent to 6 percent per year. In 2007, Mr. Dowd offset his discretionary bonus of $150,000 against the principal due on the first and second note of $50,000 and $100,000, respectively. In addition, the Company forgave an aggregate of $14,693 and $11,634 in interest on these notes in 2006 and 2007, respectively. As of March 31, 2008, these two loans were repaid in full.

The ACE Foundation–Bermuda, which we refer to as the ACE Foundation, is an unconsolidated not-for-profit organization which was established to strengthen the community by utilizing its financial resources to actively address social, educational, and other issues of community concern in Bermuda. It strives to be consistent in its community support by contributing to those charitable organizations that are specifically focused on clearly defined needs and problems. Five of the trustees of the ACE Foundation are current officers or directors of the Company, and the sixth trustee is a retired officer of the Company. We annually make contributions to the ACE Foundation which are in turn used to fund charitable causes in Bermuda. At December 31, 2007 and 2006, the Company maintained a non-interest bearing demand note receivable of $34 million and $37 million, respectively, from the ACE Foundation. The ACE Foundation has used the related proceeds to finance investments in Bermuda real estate, including investments in three properties that it rents to ACE employees at rates established by independent, professional real estate appraisers. The income generated from the real estate will initially be used to repay the note. However, the primary purpose of purchasing real estate was to pursue a fundamental financial objective of the ACE Foundation, which is to become a self-funding institution. The real estate assets assist the ACE Foundation in its endeavors to meet this goal by producing annual cash income that supports the ACE Foundation’s charitable objectives. Evan Greenberg and Philip Bancroft have rented real estate from the ACE Foundation. Lease payments under Mr. Greenberg’s lease with the ACE Foundation are $22,000 per month. Lease payments under Mr. Bancroft’s lease with the ACE Foundation are $18,000 per month.

In 2006, some of our subsidiaries entered into an agency agreement with Starr Technical Risks Agency, Inc., which we refer to as Starr, a wholly owned subsidiary of C.V. Starr & Co., Inc., which we refer to as C.V. Starr, of which Maurice Greenberg, the father of our CEO, is the Chairman and Chief Executive Officer. Under this agreement, Starr serves as our non-exclusive agent for writing policies, contracts, binders or agreements of insurance or reinsurance classified as property and/or inland marine risks. The program applies to risks attaching in the United States of America or Canada and worldwide risks for entities domiciled, having their principal places of business in or conducting a substantial portion of their business in the United States or Canada. C.V. Starr has guaranteed some of Starr’s obligations under the agency agreement. Under the agency agreement, we pay Starr a commission on written premiums that it underwrites on our behalf. In 2007, we paid Starr a total of approximately $81.6 million in commissions under this agreement. An affiliate of Starr provides claims services for the program, but we do not pay any additional fee for those services. We also have entered into a profit-sharing arrangement based on loss ratios in connection with the program if Starr writes a minimum of $20 million of net written premiums of program business per annum. Profit share amounts are payable on June 30 of each year. The profit share amount we will pay in any year will depend on how much program business Starr underwrites on our behalf and the calculation of the profit share amount. Each party to the agency agreement may terminate it without cause on 180 days’ notice and with cause on 30 days’ notice. We can terminate Starr’s binding authority for new business on 30 days’ notice, in which event Starr may terminate the agency agreement on 30 days’ notice. In addition, pursuant to a mutual service agreement, Starr retained one of our subsidiaries as a consultant and subcontractor to provide technical services in connection with certain insurance products that Starr markets and paid us $136,500 in 2007 for such services.

ITEM 14.	Principal Accounting Fees and Services

Independent Auditor Fee Information

The following table presents fees for professional audit services rendered by PricewaterhouseCoopers LLP (“PwC”) for the audit of our annual consolidated financial statements for 2007 and 2006, and fees for other services rendered by PwC for fiscal years 2007 and 2006:

	2007	2006
Audit fees (1)	$14,608,000	$18,325,000
Audit-related fees (2)	1,466,000	412,000
Tax (3)	2,481,000	835,000
All other fees (4)	—	43,000
Total	$18,555,000	$19,615,000

The fees in the table above include “out-of-pocket” expenses incurred by PwC and billed to ACE in connection with these services of $550,000 for 2007 and $665,000 for 2006.

(1)	Audit fees for the years ended December 31, 2007 and 2006 were for professional services rendered in connection with: the integrated audits of our consolidated financial statements and internal controls over financial reporting; the statutory and GAAP audits of various subsidiaries; $58,000 and $160,000 in 2007 and 2006, respectively, for comfort letters and consents issued in connection with registration statements which we filed with the SEC.

(2)	Audit-related fees for the years ended December 31, 2007 and 2006 were for professional services rendered in connection with accounting and tax advice on transactions ($11,000 in 2007 and $144,000 in 2006), audits of employee benefit plans ($81,000 in 2007 and $115,000 in 2006), due diligence services ($805,000 in 2007), consultation on accounting and financial reporting matters ($404,000 in 2007 and $103,000 in 2006), internal control reviews ($18,000 in 2007 and $427,000 in 2006), agreed-upon procedures related to the annual proxy statement ($102,000 in 2007 and $50,000 in 2006), and services performed in connection with risk and control surveys ($45,000 in 2007 and $50,000 in 2006).

(3)	Tax fees for the years ended December 31, 2007 and 2006 were for professional services rendered in connection with tax compliance ($946,000 in 2007 and $570,000 in 2006), tax planning ($776,000 in 2007 and $265,000 in 2006) and expatriate tax services ($759,000 in 2007).

(4)	All other fees for the years ended December 31, 2007 and 2006 were for professional services and expenses rendered in connection with regulatory compliance services ($Nil in 2007 and $43,000 in 2006).

Pre-Approval Policy of Audit and Non-Audit Services

The Audit Committee has adopted the following policies and procedures for the pre-approval of all audit and permissible non-audit services provided by our independent registered public accounting firm, PwC. The Audit Committee reviewed at its November 2006, May 2007 and August 2007 meetings the audit services budgeted fees for the 2007 audit. At the November 2006 and November 2007 meetings, the Audit Committee reviewed and pre-approved the budgeted non-audit fees for 2007. The Audit Committee considers, among other things, whether the provision of specific non-audit services is permissible under existing law and whether it is consistent with maintaining the auditor’s independence. Prior to engagement of the independent registered public accounting firm for the next year’s audit, management will submit a list of services and related fees expected to be rendered during that year to the Audit Committee for approval. The Audit Committee will pre-approve the budgeted amount of fees within each of the categories and require management and the auditor to report actual fees versus the budget periodically throughout the year by category of service. Either the Audit Committee Chairman or the entire Audit Committee must pre-approve the provision of any significant additional audit fees in excess of the budgeted amount and/or any excess related to non-audit fees over the budgeted amount. All fees related to internal control work are pre-approved by the Audit Committee before such services are rendered. The Audit Committee pre-approved all of the fees described above pursuant to its pre-approval policies and procedures.

The Audit Committee reviewed all non-audit services provided in 2007 and concluded that the provision of such services by PwC was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a)	3. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	SEC File Reference Number	Filed with 2007 Form 10-K	Filed here- with
3.1	Memorandum of Association of the Company	10-K	3.1	December 18, 1998	001-11778

3.2	Articles of Association of the Company	10-K	3.2	December 18, 1998	001-11778

3.3	Special Resolutions adopted January 22, 2002 increasing the number of authorized Ordinary Shares and Other Shares	10-K	3.3	March 18, 2002	001-11778

3.4	Resolutions of a committee of the Board of Directors of ACE Limited establishing the terms of the 7.80 percent Cumulative Redeemable Preferred Shares, Series C, of ACE Limited	8-K	4.1	May 30, 2003	011-11778

4.1	Memorandum of Association of the Company	10-K	3.1	December 18, 1998	001-11778

4.2	Articles of Association of the Company	10-K	3.2	December 18, 1998	001-11778

4.3	Special Resolutions adopted January 22, 2002 increasing the number of authorized Ordinary Shares and Other Shares	10-K	3.3	March 18, 2002	001-11778

4.4	Resolutions of a committee of the Board of Directors of ACE Limited establishing the terms of the 7.80 percent Cumulative Redeemable Preferred Shares, Series C, of ACE Limited	8-K	4.1	May 30, 2003	001-11778

4.5	Specimen certificate representing Ordinary Shares	10-K	4.3	March 18, 2002	001-11778

4.6	Amended and Restated Rights Agreement between ACE Limited and Mellon Investor Services LLC, Rights Agent, dated December 20, 2001	10-K	10.59	March 18, 2002	001-11778

4.7	Indenture, dated March 15, 2002, between ACE Limited and Bank One Trust Company, N.A.	8-K	4.1	March 22, 2002	001-11778

4.8	Senior Indenture, dated August 1, 1999, among ACE INA Holdings, Inc., ACE Limited and Bank One, N.A. (formerly The First National Bank of Chicago), as trustee	S-1	4.5	August 12, 1999	333-78841

4.9	Indenture, dated November 30, 1999, among ACE INA Holdings, Inc. and Bank One Trust Company, N.A., as trustee	10-K	10.38	March 29, 2000	001-11778

4.10	Supplemental Indenture No. 1, dated December 6, 1999, among ACE INA Holdings, Inc. and Bank One Trust Company, N.A., as trustee	10-K	10.39	March 29, 2000	001-11778

4.11	Supplemental Indenture No. 2 and waiver, dated February 16, 2000, among ACE INA Holdings, Inc. and Bank One Trust Company, N.A., as trustee	10-K	4.11	March 16, 2006	011-11778

4.12	Supplemental Indenture No. 3, dated December 21, 2007, by and between ACE INA Holdings Inc., and The Bank of New York					X

4.13	Indenture, dated December 1, 1999, among ACE INA Holdings, Inc., ACE Limited and Bank One Trust Company, National Association, as trustee	10-K	10.41	March 29, 2000	001-11778

4.14	Indenture, dated October 27, 1998, between ACE US Holdings, Inc. and The Bank of New York, as successor trustee	10-K	10.37	December 18, 1998	011-11778
4.15	Supplemental indenture and waiver, dated February 16, 2000, between ACE US Holdings, Inc. and The Bank of New York, as successor trustee	10-K	4.14	March 16, 2006	011-11778

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	SEC File Reference Number	Filed with 2007 Form 10-K	Filed here- with
4.16	Supplemental indenture No. 2, dated June 1, 2003, between ACE US Holdings, Inc. and The Bank of New York, as successor trustee	10-K	4.15	March 16, 2006	011-11778

4.17	Supplemental indenture No. 3, dated September 1, 2004, between ACE US Holdings, Inc. and The Bank of New York, as successor trustee	10-K	4.16	March 16, 2006	011-11778

4.18	Supplemental indenture No. 4, dated December 21, 2007, made by and between ACE US Holdings, Inc., and The Bank of New York					X

4.19	Amended and Restated Trust Agreement, dated March 31, 2000, among ACE INA Holdings, Inc., Bank One Trust Company, National Association, as property trustee, Bank One Delaware Inc., as Delaware trustee and the administrative trustees named therein	10-K	4.17	March 16, 2006	011-11778

4.20	Common Securities Guarantee Agreement, dated March 31, 2000	10-K	4.18	March 16, 2006	011-11778

4.21	Capital Securities Guarantee Agreement, dated March 31, 2000	10-K	4.19	March 16, 2006	011-11778

10.1	Amendment dated January 30, 2008, amending the Information Technology Services Agreement, dated June 29, 1999, among ACE INA Holdings Inc. and International Business Machines Corporation					X

10.2*	Second Amended and Restated Indemnification Agreement in the form executed between the Company and directors and/or officers	10-Q	10.1	August 7, 2007	011-11778

10.3	Amendment and waiver to the Stock Purchase Agreement dated January 26, 2006, among Century Indemnity Company, ACE INA International Holdings, Ltd. and Randall & Quilter Investment Holdings Limited	10-K	10.5	March 16, 2006	001-11778

10.4	Stock Purchase Agreement dated December 14, 2007, between ACE Limited and Aon Corporation					X

10.5	Assurance of Discontinuance and Voluntary Compliance with the Office of the New York Attorney General, the Office of the Attorney General of the State of Illinois and the Attorney General of the State of Connecticut	8-K	10.1	April 28, 2006	001-11778

10.6	Stipulation with the New York State Department of Insurance	8-K	10.2	April 28, 2006	001-11778

10.7	Settlement Agreement dated May 9, 2007, between ACE Group Holdings, Inc., and certain of its subsidiaries, and the Pennsylvania Insurance Department and the Pennsylvania Office of the Attorney General.	8-K	10.1	May 14, 2007	001-11778

10.8	Consulting Services Agreement by and between GTS Consulting, LLC and ACE American Insurance Company	10-Q	10.1	November 8, 2006	001-11778

10.9	Amendment to the Consulting Services Agreement by and between GTS Consulting LLC and ACE American Insurance Company	10-Q	10.1	November 7, 2007	001-11778

10.10	Seventh Amendment and Restatement Agreement dated November 17, 2006, relating to a letter of credit facility originally dated November 19, 1999, among ACE Limited, ACE Bermuda Insurance Ltd., ACE Tempest Reinsurance Ltd., Citigroup Global Markets Limited, and Barclays Capital as lead arrangers and ING Bank, as co-arranger, and Citibank International plc, as agent and security trustee and certain financial institutions	10-K	10.9	March 1, 2007	001-11778

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	SEC File Reference Number	Filed with 2007 Form 10-K	Filed here- with
10.11	First amendment dated June 22, 2007, amending the Credit Agreement dated December 13, 2005, among ACE Australia Holdings PTY Limited, ACE Limited, various financial institutions and The Royal Bank of Scotland plc as agent	10-Q	10.2	August 7, 2007	001-11778

10.12	Amendment and Restatement Agreement dated December 14, 2007, relating to the Credit Agreement originally dated December 13, 2005, and amended June 22, 2007, among ACE Australia Holdings PTY Limited, ACE Limited, and The Royal Bank of Scotland plc and HSBC Securities (USA) Inc. as lead arrangers and certain other financial institutions					X

10.13	Amended and Restated Credit Agreement, dated December 14, 2007, amending the Credit Agreement originally dated December 13, 2005, and amended June 22, 2007, among ACE Australia Holdings PTY Limited, ACE Limited, and The Royal Bank of Scotland plc and HSBC Securities (USA) Inc. as lead arrangers and certain other financial institutions					X

10.14	Credit Agreement for £100,000,000 dated December 13, 2005, among ACE European Holdings NO.2 Limited, ACE Limited, and The Royal Bank of Scotland plc and HSBC Securities (USA) Inc. as lead arrangers and certain other financial institutions	10-K	10.8	March 16, 2006	001-11778

10.15	First amendment dated June 22, 2007, amending the Credit Agreement dated December 13, 2005, among ACE European Holdings NO.2 Limited, ACE Limited, ACE Limited, various financial institutions and The Royal Bank of Scotland plc as agent	10-Q	10.5	August 7, 2007	001-11778

10.16	Amended and Restated Credit Agreement for $600,000,000 dated December 15, 2005, among ACE Limited, certain subsidiaries, various lenders and J.P. Morgan Securities and Barclays Capital as joint lead arrangers and joint bookrunners	10-K	10.9	March 16, 2006	001-11778

10.17	First amendment dated June 22, 2007, amending the Amended and Restated Credit Agreement dated December 15, 2005, among ACE Limited, certain subsidiaries thereof, various lenders and JPMorgan Chase Bank, N.A., as Administrative Agent	10-Q	10.6	August 7, 2007	001-11778

10.18	Second Amended and Restated Reimbursement Agreement for $1,000,000,000 Unsecured Letter of Credit Facility, dated as of November 8, 2007, among ACE Limited, certain subsidiaries, various lenders and Wachovia Capital Markets, LLC and Banc of America Securities LLC as joint lead arrangers and joint bookrunners	8-K	10.1	November 14, 2007	001-11778

10.19	First amendment dated June 22, 2007, amending the unsecured Amended and Restated Reimbursement Agreement dated July 1, 2005, among ACE Limited, certain subsidiaries thereof, various lenders and Wachovia Bank, National Association, as administrative agent	10-Q	10.3	August 7, 2007	001-11778

10.20	Second Amended and Restated Credit Agreement for $500,000,000 dated as of November 8, 2007, among ACE Limited, certain subsidiaries, various lenders and J.P. Morgan Securities Inc. and Barclays Capital as joint lead arrangers and joint bookrunners	8-K	10.2	November 14, 2007	001-11778

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	SEC File Reference Number	Filed with 2007 Form 10-K	Filed here- with
10.21	First amendment dated June 22, 2007, amending the secured Amended and Restated Reimbursement Agreement dated July 1, 2005, among ACE Limited, certain subsidiaries thereof, various lenders and Wachovia Bank, National Association, as administrative agent	10-Q	10.4	August 7, 2007	001-11778

10.22*	Letter agreement, dated May 17, 2006, setting forth Brian Duperreault’s compensation arrangements.	10-Q	10.3	August 7, 2006	001-11778

10.23*	Employment Terms dated October 29, 2001, between ACE Limited and Evan Greenberg	10-K	10.64	March 27, 2003	001-11778

10.24*	Employment Terms dated November 2, 2001, between ACE Limited and Philip V. Bancroft	10-K	10.65	March 27, 2003	001-11778

10.25*	Executive Severance Agreement between ACE Limited and Philip Bancroft, effective January 2, 2002	10-Q	10.1	May 10, 2004	001-11778

10.26*	Employee note from Brian Dowd, dated May 28, 2002	10-K	10.36	March 16, 2005	001-11778

10.27*	Employment Terms dated February 25, 2005, between ACE Limited and Robert Cusumano	10-K	10.21	March 1, 2007	001-11778

10.28*	Employment Terms dated April 7, 2003, between ACE Limited and Paul Medini	10-K	10.22	March 1, 2007	001-11778

10.29*	Employment Terms dated April 10, 2006, between ACE and John Keogh					X

10.30*	Executive Severance Agreement between ACE and John Keogh					X

10.31*	ACE Limited Executive Severance Plan as adopted effective March 29, 2006	10-Q	10.1	May 5, 2006	001-11778

10.32*	Description of Executive Officer cash compensation for 2007					X

10.33*	Director compensation under the ACE Limited 2004 Long-Term Incentive Plan	10-K	10.25	March 1, 2007	001-11778

10.34*	ACE Limited Annual Performance Incentive Plan	S-1	10.13	January 21, 1993	33-57206

10.35*	ACE Limited Elective Deferred Compensation Plan as amended and restated effective January 1, 2005	10-K	10.24	March 16, 2006	001-11778

10.36*	ACE USA Officer Deferred Compensation Plan (as amended through January 1, 2001)	10-K	10.25	March 16, 2006	001-11778

10.37*	ACE Limited Supplemental Retirement Plan (as amended and restated effective July 1, 2001)	10-Q	10.1	November 14, 2001	001-11778

10.38*	Amendments to the ACE Limited Supplemental Retirement Plan and the ACE Limited Elective Deferred Compensation Plan					X

10.39*	Amendment to the ACE Limited Supplemental Retirement Plan					X

10.40*	ACE USA Supplemental Employee Retirement Savings Plan (as amended through the Second Amendment)	10-K	10.30	March 1, 2007	001-11778

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	SEC File Reference Number	Filed with 2007 Form 10-K	Filed here- with
10.41*	ACE USA Supplemental Employee Retirement Savings Plan (as amended through the Third Amendment)	10-K	10.31	March 1, 2007	001-11778

10.42*	The ACE Limited 1995 Outside Directors Plan (as amended through the Seventh Amendment)	10-Q	10.1	August 14, 2003	001-11778

10.43*	ACE Limited 1995 Long-Term Incentive Plan (as amended through the Third Amendment)	10-K	10.33	March 1, 2007	001-11778

10.44*	ACE Limited 1998 Long-Term Incentive Plan (as amended through the Fourth Amendment)	10-K	10.34	March 1, 2007	001-11778

10.45*	ACE Limited 1999 Replacement Long-Term Incentive Plan	10-Q	10.1	November 15, 1999	001-11778

10.46*	ACE Limited Rules of the Approved U.K. Stock Option Program	10-Q	10.2	February 13, 1998	001-11778

10.47*	ACE Limited 2004 Long-Term Incentive Plan (as amended through the Second Amendment)	10-K	10.37	March 1, 2007	001-11778

10.48*	Form of Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan	8-K	10.2	September 13, 2004	001-11778

10.49*	Revised Form of Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan.	10-Q	10.3	November 8, 2006	001-11778

10.50*	Form of Restricted Stock Unit Award Terms under the ACE Limited 2004 Long-Term Incentive Plan	8-K	10.3	September 13, 2004	001-11778

10.51*	Revised Form of Restricted Stock Unit Award Terms under the ACE Limited 2004 Long-Term Incentive Plan.	10-Q	10.4	November 8, 2006	001-11778

10.52*	Form of Incentive Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan	8-K	10.4	September 13, 2004	001-11778

10.53*	Form of Non-Qualified Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan	8-K	10.5	September 13, 2004	001-11778

10.54*	Form of Performance Based Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan, as updated through May 4, 2006	10-Q	10.3	May 5, 2006	001-11778

10.55*	Revised Form of Performance Based Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.2	November 8, 2006	001-11778

10.56*	Form of Restricted Stock Unit Award Terms (for outside directors) under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.2	November 7, 2007	001-11778

12.1	Ratio of earnings to fixed charges and preferred share dividends calculation					X

21.1	Subsidiaries of the Company					X

23.1	Consent of PricewaterhouseCoopers LLP					X

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002						X

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002						X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002						X

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002						X

*	Management Contract or Compensation Plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACE Limited

By:	/s/ PHILIP V. BANCROFT
Philip V. Bancroft Chief Financial Officer

April 29, 2008