Form 10-Q
period 2008-03-31
ACE LTD
filed 2008-05-08
CIK 896159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

                                                         YES  ☒                                                 NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                         YES  ☐                                                 NO  ☒

The number of registrant’s Ordinary Shares ($0.041666667 par value) outstanding as of May 6, 2008, was 332,906,644.

ACE LIMITED

ACE LIMITED

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31 2008	December 31 2007
	(in millions of U.S. dollars except share and per share data)
Assets
Investments
Fixed maturities available for sale, at fair value (amortized cost – $32,615 and $32,994) (includes hybrid financial instruments of $277 and $282)	$32,619	$33,184
Fixed maturities held to maturity, at amortized cost (fair value – $2,960 and $3,015)	2,913	2,987
Equity securities, at fair value (cost – $1,597 and $1,618)	1,660	1,837
Short-term investments, at fair value and amortized cost	4,795	2,631
Other investments (cost – $992 and $880)	1,243	1,140

Total investments	43,230	41,779
Cash	511	510
Securities lending collateral	2,361	2,109
Accrued investment income	416	416
Insurance and reinsurance balances receivable	3,748	3,540
Reinsurance recoverable	13,969	14,362
Deferred policy acquisition costs	1,220	1,121
Prepaid reinsurance premiums	1,742	1,600
Goodwill	2,763	2,731
Deferred tax assets	1,054	1,087
Investments in partially-owned insurance companies (cost – $668 and $686)	776	773
Other assets	2,129	2,062

Total assets	$73,919	$72,090

Liabilities
Unpaid losses and loss expenses	$37,182	$37,112
Unearned premiums	6,653	6,227
Future policy benefits for life and annuity contracts	632	545
Insurance and reinsurance balances payable	2,756	2,843
Deposit liabilities	362	351
Securities lending payable	2,361	2,109
Payable for securities purchased	1,391	1,798
Accounts payable, accrued expenses and other liabilities	1,885	1,825
Income taxes payable	198	111
Short-term debt	1,341	372
Long-term debt	2,114	1,811
Trust preferred securities	309	309

Total liabilities	57,184	55,413

Commitments and contingencies
Shareholders’ equity
Preferred Shares ($1.00 par value, 2,300,000 shares authorized, issued, and outstanding)	2	2
Ordinary Shares ($0.04 par value, 500,000,000 shares authorized; 332,506,547 and 329,704,531 shares issued and outstanding)	14	14
Additional paid-in capital	6,887	6,812
Retained earnings	9,358	9,080
Deferred compensation obligation	3	3
Accumulated other comprehensive income	474	769
Ordinary Shares issued to employee trust	(3)	(3)

Total shareholders’ equity	16,735	16,677

Total liabilities and shareholders’ equity	$73,919	$72,090

See accompanying notes to the interim consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For the three months ended March 31, 2008 and 2007

(Unaudited)

	Three Months Ended March 31
	2008	2007
	(in millions of U.S. dollars, except per share data)
Revenues
Gross premiums written	$4,409	$4,496
Reinsurance premiums ceded	(1,255)	(1,226)

Net premiums written	3,154	3,270
Change in unearned premiums	(214)	(188)

Net premiums earned	2,940	3,082
Net investment income	489	451
Net realized gains (losses)	(353)	16

Total revenues	3,076	3,549

Expenses
Losses and loss expenses	1,579	1,860
Life and annuity benefits	63	36
Policy acquisition costs	468	417
Administrative expenses	375	356
Interest expense	46	46
Other (income) expense	15	4

Total expenses	2,546	2,719
Income before income tax	530	830
Income tax expense	153	129

Net income	$377	$701

Other comprehensive income (loss)
Unrealized appreciation (depreciation) arising during the period	(497)	73
Reclassification adjustment for net realized (gains) losses included in net income	173	3

	(324)	76
Change in:
Cumulative translation adjustment	27	16

Other comprehensive (loss) income, before income tax	(297)	92
Income tax benefit (expense) related to other comprehensive income items	8	(18)

Other comprehensive (loss) income	(289)	74

Comprehensive income	$88	$775

Basic earnings per share	$1.12	$2.13

Diluted earnings per share	$1.10	$2.10

See accompanying notes to the interim consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the three months ended March 31, 2008 and 2007

(Unaudited)

	Three Months Ended March 31
	2008	2007
	(in millions of U.S. dollars)
Preferred Shares
Balance – beginning and end of period	$2	$2

Ordinary Shares
Balance – beginning and end of period	14	14

Additional paid-in capital
Balance – beginning of period	6,812	6,640
Net shares redeemed under employee share-based compensation plans	(17)	(14)
Exercise of stock options	54	12
Share-based compensation expense	38	23

Balance – end of period	6,887	6,661

Retained earnings
Balance – beginning of period	9,080	6,906
Effect of adoption of FAS 157	(4)	—
Effect of adoption of FAS 159	6	—
Effect of adoption of FIN 48	—	(22)
Effect of adoption of FAS 155	—	12

Balance – beginning of period, adjusted for effect of adoption of new accounting principles	9,082	6,896
Net income	377	701
Dividends declared on Ordinary Shares	(90)	(82)
Dividends declared on Preferred Shares	(11)	(11)

Balance – end of period	9,358	7,504

Deferred compensation obligation
Balance – beginning and end of period	3	4

Accumulated other comprehensive income
Net unrealized appreciation (depreciation) on investments
Balance – beginning of period	596	607
Effect of adoption of FAS 159	(6)	—
Effect of adoption of FAS 155	—	(12)

Balance – beginning of period, adjusted for effect of adoption of new accounting principles	590	595
Change in period, net of income tax (expense) benefit of $22 and $(13)	(302)	63

Balance – end of period	288	658

Cumulative translation adjustment
Balance – beginning of period	231	165
Change in period, net of income tax (expense) benefit of $(14) and $(5)	13	11

Balance – end of period	244	176

Pension liability adjustment
Balance – beginning and end of period	(58)	(56)

Accumulated other comprehensive income	474	778

Ordinary Shares issued to employee trust
Balance – beginning and end of period	(3)	(4)

Total shareholders’ equity	$16,735	$14,959

See accompanying notes to the interim consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2008 and 2007

(Unaudited)

	Three Months Ended March 31
	2008	2007
	(in millions of U.S. dollars)
Cash flows from operating activities
Net income	$377	$701
Adjustments to reconcile net income to net cash flows from operating activities:
Net realized (gains) losses	353	(16)
Amortization of premium/discount on fixed maturities	2	(2)
Deferred income taxes	12	(37)
Unpaid losses and loss expenses	(141)	253
Unearned premiums	320	216
Future policy benefits for life and annuity contracts	86	3
Insurance and reinsurance balances payable	(157)	56
Accounts payable, accrued expenses and other liabilities	90	(109)
Income taxes payable	86	82
Insurance and reinsurance balances receivable	(165)	(103)
Reinsurance recoverable	472	221
Deferred policy acquisition costs	(82)	(50)
Prepaid reinsurance premiums	(103)	(28)
Other	(135)	49

Net cash flows from operating activities	1,015	1,236

Cash flows used for investing activities
Purchases of fixed maturities available for sale	(14,284)	(10,953)
Purchases of fixed maturities held to maturity	(59)	(112)
Purchases of equity securities	(242)	(181)
Sales of fixed maturities available for sale	11,325	8,534
Sales of equity securities	214	158
Maturities and redemptions of fixed maturities available for sale	841	944
Maturities and redemptions of fixed maturities held to maturity	127	94
Net proceeds from (payments made on) the settlement of investment derivatives	1	(7)
Other	(180)	(67)

Net cash flows used for investing activities	(2,257)	(1,590)

Cash flows from financing activities
Dividends paid on Ordinary Shares	(89)	(81)
Dividends paid on Preferred Shares	(11)	(11)
Net proceeds from short-term debt	965	—
Net proceeds from issuance of long-term debt	300	500
Proceeds from exercise of options for Ordinary Shares	54	12
Proceeds from Ordinary Shares issued under ESPP	5	4

Net cash flows from financing activities	1,224	424

Effect of foreign currency rate changes on cash and cash equivalents	19	4

Net increase in cash	1	74
Cash – beginning of period	510	565

Cash – end of period	$511	$639

See accompanying notes to the interim consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. General

ACE Limited (ACE or the Company) is a holding company incorporated with limited liability under the Cayman Islands Companies Law and maintains its corporate business office in Bermuda. On March 19, 2008, the Company announced that its Board of Directors approved a re-domestication of the Company to move its place of incorporation from the Cayman Islands to Zurich, Switzerland. The re-domestication is subject to approval by the Company’s shareholders at ACE’s annual general meeting scheduled for July 2008 and certain regulatory approvals. If approved, the Company expects the re-domestication to be effective in July 2008. The Company does not expect the re-domestication to have a material impact on the way ACE operates or on the Company’s financial condition or results of operations.

The Company, through its various subsidiaries, provides a broad range of insurance and reinsurance products to insureds worldwide. ACE operates through the following business segments: Insurance – North American, Insurance – Overseas General, Global Reinsurance, and Life Insurance and Reinsurance. These segments are described in Note 8.

On December 14, 2007, the Company entered into a stock purchase agreement with Aon Corporation, pursuant to which ACE had agreed to purchase all the outstanding shares of capital stock of Combined Insurance Company of America (Combined) and certain Combined subsidiaries for $2.4 billion in cash. Combined is a leading underwriter and distributor of specialty individual accident and supplemental health insurance products that are targeted to middle income consumers in the U.S., Europe, Canada, and Asia Pacific. The acquisition was completed on April 1, 2008, at a purchase price of $2.56 billion. ACE has financed the transaction through a combination of available cash, the use of reverse repurchase agreements, and new private and public long-term debt. Refer to Notes 5 and 11.

The interim unaudited consolidated financial statements, which include the accounts of the Company and its subsidiaries, have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and, in the opinion of management, reflect all adjustments (consisting of normally recurring accruals) necessary for a fair presentation of the results and financial position for such periods. All significant intercompany accounts and transactions have been eliminated. The results of operations and cash flows for any interim period are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the consolidated financial statements, and related notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

2. Significant accounting policies

New accounting pronouncements

Adopted in the three months ended March 31, 2008

Fair value measurements

In September 2006, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard (FAS) No. 157, Fair Value Measurements (FAS 157). FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. FAS 157 focuses on how to measure fair value and establishes a three-level hierarchy for both measurement and disclosure purposes. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. Under FAS 157, fair value measurements are separately disclosed by level within the fair value hierarchy. FAS 157 does not expand the use of fair value measurement to any new circumstances. The Company adopted FAS 157 as of January 1, 2008, and the cumulative effect of adoption resulted in a

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

reduction to retained earnings of $4 million related to an increase in risk margins included in the valuation of certain guaranteed minimum income benefits (GMIB) contracts. For additional information regarding the adoption of FAS 157, refer to Note 3.

Fair value option for financial assets and financial liabilities

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (FAS 159). FAS 159 permits an entity to irrevocably elect fair value on a contract-by-contract basis as the initial and subsequent measurement attribute for many financial assets and liabilities and certain other items including insurance contracts. FAS 159 is effective for fiscal years beginning after November 15, 2007. Effective January 1, 2008, the Company elected the fair value option for certain of its available for sale equity securities. The Company elected the fair value option for these particular equity securities to simplify the accounting and oversight of this portfolio given the portfolio management strategy employed by the external investment manager. Since the equity securities were previously carried at fair market value, the election did not have an effect on shareholders’ equity. However, the election resulted in an increase to retained earnings and a reduction to accumulated other comprehensive income of $6 million ($9 million pre-tax) as of January 1, 2008. Subsequent to this election, changes in fair value related to these equity securities are recognized in Net realized gains (losses) in the consolidated statement of operations. For additional information regarding the adoption of FAS 159, refer to Note 3.

Income tax benefits of dividends on share-based payment awards

In October 2006, the FASB issued Emerging Issues Task Force (EITF) Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (EITF 06-11). EITF 06-11 provides guidance on the treatment of realized income tax benefits arising from dividend payments to employees holding equity shares, non-vested equity share units, and outstanding equity share options. EITF 06-11 is applied prospectively to the income tax benefits of dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007. The adoption of EITF 06-11 did not have a material impact on the Company’s financial condition or results of operations.

To be adopted after March 31, 2008

Business combinations

In December 2007, the FASB issued FAS No. 141 (Revised), Business Combinations (FAS 141R). FAS 141R establishes accounting and reporting standards that provide a definition of the “acquirer” in a business combination, broaden the application of the acquisition method to all business combinations where one entity obtains control over one or more businesses, and establish principles and requirements for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the “acquiree”; recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase; and require disclosure information to enable users to evaluate the nature and financial effects of the business combination. FAS 141R shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of FAS 141R to have a material impact on the Company’s financial condition or results of operations.

Noncontrolling interests

In December 2007, the FASB issued FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51 (FAS 160). FAS 160 established accounting and reporting standards

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

that require that ownership interests in subsidiaries held by parties other than the parent be presented in the consolidated statement of shareholders’ equity separately from the parent’s equity; the consolidated net income attributable to the parent and noncontrolling interest be presented on the face of the consolidated statements of operations; changes in a parent’s ownership interest while the parent retains controlling financial interest in its subsidiary be accounted for consistently; and sufficient disclosure that identifies and distinguishes between the interests of the parent and noncontrolling owners. FAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect the adoption of FAS 160 to have a material impact on the Company’s financial condition or results of operations.

Disclosures about derivative instruments and hedging activities

In March 2008, the FASB issued FAS No. 161, Disclosures About Derivative Instruments and Hedging Activities (FAS 161). FAS 161 establishes reporting standards that require enhanced disclosures about how and why derivative instruments are used, how derivative instruments are accounted for under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments affect an entity’s financial position, financial performance, and cash flows. FAS 161 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008.

3. Fair value measurements

a) Fair value hierarchy

The Company adopted the provisions of FAS 157 on January 1, 2008, and the cumulative effect of adoption resulted in a reduction to retained earnings of $4 million related to an increase in risk margins included in the valuation of certain GMIB contracts. FAS 157 defines fair value as the price to sell an asset or transfer a liability in an orderly transaction between market participants and establishes a three-level valuation hierarchy in which inputs into valuation techniques used to measure fair value are classified. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. Inputs in Level 1 are unadjusted quoted prices for identical assets or liabilities in active markets. Level 2 includes inputs other than quoted prices included within Level 1 that are observable for assets or liabilities either directly or indirectly. Level 2 inputs include, among other items, quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and inputs other than quoted prices that are observable for the asset or liability such as interest rates and yield curves. Level 3 inputs are unobservable and reflect management’s judgments about assumptions that market participants would use in pricing an asset or liability. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The following is a description of the valuation measurements used for the Company’s financial instruments carried or disclosed at fair value, as well as the general classification of such financial instruments pursuant to the valuation hierarchy.

Fixed maturities

Fixed maturities with active markets such as U.S. Treasury and agency securities are classified within Level 1, as fair values are based on quoted market prices. For fixed maturities that trade in less active markets, including corporate and municipal securities, fair values are based on the output of “pricing matrix models”, the significant inputs into which include, but are not limited to, yield curves, credit risks and spreads, measures of volatility, and prepayment speeds. These fixed maturities are classified within Level 2. Fixed maturities for which pricing is unobservable are classified within Level 3.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Equity securities

Equity securities with active markets are classified within Level 1 as fair values are based on quoted market prices. For nonpublic equity securities, fair values are based on market valuations and are classified within Level 2.

Short-term investments

Short-term investments, which comprise securities due to mature within one year of the date of purchase that are traded in active markets, are classified within Level 1 as fair values are based on quoted market prices. Securities such as commercial paper and discount notes are classified within Level 2 because these securities are typically not actively traded due to their approaching maturity and, as such, their cost approximating par value.

Other investments

Fair values for other investments, principally other direct equity investments, investment funds, and limited partnerships, are based on the net asset value or financial statements and are included within Level 3. Equity securities and fixed maturities held in rabbi trusts maintained by the Company for deferred compensation plans, and included in Other investments, are classified within the valuation hierarchy on the same basis as the Company’s other equity securities and fixed maturities.

Investment derivative instruments

For actively traded investment derivative instruments, including futures, options, and exchange-traded forward contracts, the Company obtains quoted market prices to determine fair value. As such, these instruments are included within Level 1. Forward contracts that are not exchange-traded are priced using a pricing matrix model principally employing observable inputs and, as such, are classified within Level 2. The Company’s position in interest rate and credit default swaps is typically classified within Level 3.

Guaranteed minimum income benefits

The liability for GMIBs arises from the Company’s reinsurance programs covering living benefit guarantees whereby the Company assumes the risk of GMIBs associated with variable annuity contracts. The fair value of GMIB reinsurance is estimated using an internal valuation model which includes the use of management estimates and current market information. The fair value depends on a number of inputs, including changes in interest rates, changes in equity markets, changes in market volatility, changes in policyholder behavior, and changes in policyholder mortality. The model and related assumptions are continuously re-evaluated by management and enhanced, as appropriate, based upon improvements in modeling techniques and availability of more timely market information, such as market conditions and demographics of in-force annuities. Because of the significant use of unobservable inputs including policyholder behavior, GMIB reinsurance is classified within Level 3.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Other derivative instruments

The Company maintains positions in other derivative instruments including option contracts designed to limit exposure to a severe equity market decline, which would cause an increase in expected claims and, therefore, reserves for guaranteed minimum death benefits and GMIB reinsurance business. The fair value of the majority of the Company’s positions in other investment derivatives is based on significant observable inputs including equity security and interest rate indices. Accordingly, these are classified within Level 2. The Company’s position in credit default swaps is typically included within Level 3.

The following table presents, by valuation hierarchy, the financial instruments carried or disclosed at fair value, and measured on a recurring basis, as of March 31, 2008.

March 31, 2008	Quoted Prices in Active Markets for Identical Assets or Liabilities Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
	(in millions of U.S. dollars)
Assets:
Fixed maturities available for sale	$669	$31,403	$547	$32,619
Fixed maturities held to maturity	304	2,656	—	2,960
Equity securities	1,644	3	13	1,660
Short-term investments	4,203	592	—	4,795
Other investments	46	185	1,012	1,243
Other derivative instruments	—	93	37	130

Total assets at fair value	$6,866	$34,932	$1,609	$43,407

Liabilities:
Investment derivative instruments	$9	$—	$(5)	$4
Guaranteed minimum income benefits	—	—	441	441

Total liabilities at fair value	$9	$—	$436	$445

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

b) Level 3 financial instruments

The following table provides a reconciliation of the beginning and ending balances of financial instruments carried or disclosed at fair value using significant unobservable inputs (Level 3) for the three months ended March 31, 2008.

	Balance- Beginning of Period	Net Realized Gains/ Losses	Change in Net Unrealized Gains (Losses) Included in Other Comprehensive Income	Purchases, Sales, Issuances, and Settlements, Net	Transfers Into (Out of) Level 3	Balance- End of Period	Change in Net Unrealized Gains (Losses) Relating to Financial Instruments Still Held at March 31, 2008 included in Net Income
Three Months Ended March 31, 2008	(in millions of U.S. dollars)

Assets:
Fixed maturities available for sale	$601	$(3)	$(34)	$(7)	$(10)	$547	$—
Equity securities	12	—	—	2	(1)	13	—
Other investments	898	(27)	(4)	145	—	1,012	—
Other derivative instruments	17	20	—	—	—	37	—

Total assets at fair value	$1,528	$(10)	$(38)	$140	$(11)	$1,609	$—

Liabilities:
Investment derivative instruments	$(6)	$(5)	$—	$6	$—	$(5)	$—
Guaranteed minimum income benefits	225	205	—	11	—	441	—

Total liabilities at fair value	$219	$200	$—	$17	$—	$436	$—

c) Fair value option

Effective January 1, 2008, the Company elected the fair value option for certain of its available for sale equity securities valued and carried at $161 million on the election date. The Company elected the fair value option for these particular equity securities to simplify the accounting and oversight of this portfolio given the portfolio management strategy employed by the external investment manager. The election resulted in an increase in retained earnings and a reduction to accumulated other comprehensive income of $6 million as of January 1, 2008. This adjustment reflects the net of tax unrealized gains ($9 million pre-tax) associated with this particular portfolio at January 1, 2008. Subsequent to this election, changes in fair value related to these equity securities are recognized in Net realized gains (losses). For the three months ended March 31, 2008, the Company recognized net realized losses related to changes in fair value of these equity securities of $20 million in the consolidated statement of operations. At March 31, 2008, all of these equity securities were classified within Level 1 in the fair value hierarchy.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4. Investments

a) Gross unrealized loss

As of March 31, 2008, there were 5,209 fixed maturities out of a total of 14,182 fixed maturities in an unrealized loss position. The largest single unrealized loss in the fixed maturities was $6.7 million. There were 642 equity securities out of a total of 1,155 equity securities in an unrealized loss position. The largest single unrealized loss in the equity securities was $5.6 million. There were no securities that had been in a loss position for the previous nine consecutive months with a market value of less than 80 percent of amortized cost, or cost for equity securities. Most of the fixed maturities in an unrealized loss position were investment grade securities for which fair value declined primarily due to widening credit spreads on corporate, structured credit investments, and high yield securities.

The following tables summarize, for all securities in an unrealized loss position at March 31, 2008, and December 31, 2007 (including securities on loan), the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position.

March 31, 2008	0 - 12 Months		Over 12 Months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of U.S. dollars)
U.S. Treasury and agency	$282	$(2.4)	$—	$—	$282	$(2.4)
Foreign	2,600	(145.9)	25	(0.3)	2,625	(146.2)
Corporate securities	4,723	(259.1)	65	(5.7)	4,788	(264.8)
Mortgage-backed securities	4,048	(214.2)	124	(4.0)	4,172	(218.2)
States, municipalities, and political subdivisions	447	(13.5)	4	(0.1)	451	(13.6)

Total fixed maturities	12,100	(635.1)	218	(10.1)	12,318	(645.2)
Equities	825	(129.7)	—	—	825	(129.7)
Other investments	184	(19.5)	—	—	184	(19.5)

Total	$13,109	$(784.3)	$218	$(10.1)	$13,327	$(794.4)

Included in the “0 – 12 Months” and “Over 12 Months” aging categories at March 31, 2008, are fixed maturities held to maturity with combined fair values of $574 million and $176 million, respectively. The associated gross unrealized losses included in the “0-12 Months” and “Over 12 Months” aging categories are $13 million and $9 million, respectively.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

December 31, 2007	0 - 12 Months		Over 12 Months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of U.S. dollars)
U.S. Treasury and agency	$193	$(2.5)	$31	$(0.1)	$224	$(2.6)
Foreign	3,435	(97.3)	135	(0.9)	3,570	(98.2)
Corporate securities	3,951	(138.5)	235	(3.6)	4,186	(142.1)
Mortgage-backed securities	2,967	(29.8)	139	(1.7)	3,106	(31.5)
States, municipalities, and political subdivisions	569	(7.1)	16	(0.2)	585	(7.3)

Total fixed maturities	11,115	(275.2)	556	(6.5)	11,671	(281.7)
Equities	589	(92.5)	—	—	589	(92.5)
Other investments	101	(16.3)	—	—	101	(16.3)

Total	$11,805	$(384.0)	$556	$(6.5)	$12,361	$(390.5)

Included in the “0 – 12 Months” and “Over 12 Months” aging categories at December 31, 2007, are fixed maturities held to maturity with combined fair values of $361 million and $318 million, respectively. The associated gross unrealized losses included in the “0 – 12 Months” and “Over 12 Months” aging categories were $3 million and $4 million, respectively.

b) Other- than- temporary impairments

The following table shows, for the periods indicated, the losses included in net realized gains (losses) as a result of conditions which caused the Company to conclude the decline in fair value of certain investments was “other-than-temporary”. The impairments for the three months ended March 31, 2008, were primarily due to increased equity market volatility and fixed income securities in an unrealized loss position for greater than 12 months reflecting global interest rate conditions, including widening credit spreads on corporate and structured credit investments. In addition, fixed income impairments included approximately $20 million for securities which external investment managers indicated their intent to sell in the near term.

	Three Months Ended March 31
	2008	2007
	(in millions of U.S. dollars)
Fixed maturities	$128	$37
Equity securities	36	1
Other investments	25	—

Total	$189	$38

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5. Debt

The following table outlines the Company’s debt as of March 31, 2008, and December 31, 2007.

	2008	2007
	(in millions of U.S. dollars)
Short-term debt
Australia Holdings due 2008	$91	$87
ACE US Holdings senior notes due 2008	250	250
Reverse repurchase agreements	1,000	35

	$1,341	$372

Long-term debt
ACE INA subordinated notes due 2009	$204	$201
ACE European Holdings due 2010	199	199
ACE INA senior notes due 2014	499	499
ACE INA senior notes due 2017	500	500
ACE INA senior notes due 2018	300	—
ACE INA debentures due 2029	100	100
ACE INA senior notes due 2036	298	298
Other	14	14

	$2,114	$1,811

Trust preferred securities
ACE INA capital securities due 2030	$309	$309

a) Reverse repurchase agreements

During the three months ended March 31, 2008, and December 31, 2007, the Company executed reverse repurchase agreements with certain counterparties. Under these repurchase agreements, the Company agreed to sell securities and repurchase them at a date in the future for a predetermined price. At March 31, 2008, as part of the financing of the Combined acquisition, short-term debt included $1 billion of amounts owed to brokers under these reverse repurchase transactions.

b) ACE INA notes

As part of the financing of the Combined acquisition, in February 2008, ACE INA issued $300 million of 5.8 percent senior notes due March 2018. These notes are redeemable at any time at ACE INA’s option subject to a “make-whole” premium plus 0.35 percent. The notes are also redeemable at par plus accrued and unpaid interest in the event of certain changes in tax law. These notes do not have the benefit of any sinking fund. These senior unsecured notes are guaranteed on a senior basis by the Company and they rank equally with all of the Company’s other senior obligations. They also contain a customary limitation on lien provisions as well as customary events of default provisions which, if breached, could result in the accelerated maturity of such senior debt.

6. Commitments, contingencies, and guarantees

a) Other investments

The Company invests in limited partnerships with a carrying value of $599 million included in Other investments. In connection with these investments, the Company has commitments that may require funding of up to $549 million over the next several years.

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

(ii) Subpoenas

Beginning in 2004, ACE and its subsidiaries and affiliates received numerous subpoenas, interrogatories, and civil investigative demands in connection with certain investigations of insurance industry practices. These inquiries have been issued by a number of attorneys general, state departments of insurance, and other authorities, including the New York Attorney General (NYAG), the Pennsylvania Department of Insurance, and the Securities and Exchange Commission (SEC). Such inquiries concern underwriting practices and non-traditional or loss mitigation insurance products. To the extent they are ongoing, ACE is cooperating and will continue to cooperate with such inquiries. ACE conducted its own investigation that encompassed the subjects raised by the NYAG and the other state and federal regulatory authorities. The investigation was conducted by a team from the firm of Debevoise & Plimpton LLP headed by former United States Attorney Mary Jo White and operated under and at the direction of the Audit Committee of the Board of Directors. ACE’s internal investigations pertaining to underwriting practices and non-traditional or loss mitigation insurance products are complete.

(iii) Settlement agreements

On April 25, 2006, ACE reached a settlement with the Attorneys General of New York, Illinois, and Connecticut and the New York Insurance Department pursuant to which ACE received from these authorities an Assurance of Discontinuance (AOD). Under the AOD, these regulators agreed not to file certain litigation against ACE relating to their investigation of certain business practices, and ACE agreed to pay $80 million ($66 million after tax) without admitting any liability, and to adopt certain business reforms. Of the $80 million, $40 million was paid to the three settling Attorneys General as a penalty, and $40 million was distributed to eligible policyholders who executed a release of possible claims against ACE. A total of $80 million was recorded in administrative expenses in the quarter ended March 31, 2006.

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

On October 24, 2007, ACE entered into a settlement agreement with the Attorneys General of Florida, Hawaii, Maryland, Massachusetts, Michigan, Oregon, Texas, West Virginia, the District of Columbia, and the Florida

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Department of Financial Services and Office of Insurance Regulation. The agreement resolves investigations of ACE’s underwriting practices and contingent commission payments. Under the agreement, ACE paid $4.5 million without admitting any liability, and agreed to keep in place certain business reforms already in effect.

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

In 2006 and 2007, the Court dismissed plaintiffs’ first two attempts to properly plead a case without prejudice and permitted plaintiffs one final opportunity to re-plead. The amended complaint, filed on May 22, 2007, purported to add several new ACE defendants: ACE Group Holdings, Inc., ACE US Holdings, Inc., Westchester Fire Insurance Company, INA Corporation, INA Financial Corporation, INA Holdings Corporation, ACE Property and Casualty Insurance Company, and Pacific Employers Insurance Company. Plaintiffs also added a new antitrust claim against Marsh, ACE, and other insurers based on the same allegations as the other claims but limited to excess casualty insurance. On June 21, 2007, defendants moved to dismiss the amended complaint and moved to strike the new parties that plaintiffs attempted to add to that complaint. The Court granted defendants’ motions and dismissed plaintiffs’ antitrust and RICO claims with prejudice on August 31, 2007, and September 28, 2007, respectively. The Court also declined to exercise supplemental jurisdiction over plaintiffs’ state law claims and dismissed those claims without prejudice. On October 10, 2007, plaintiffs filed a Notice of Appeal of the antitrust and RICO rulings to the United States Court of Appeals for the Third Circuit. The appeal is fully briefed and pending before the Third Circuit.

There are a number of federal actions brought by policyholders based on allegations similar to the allegations in the consolidated federal actions that were filed in, or transferred to, the United States District Court for the District of New Jersey for coordination. All proceedings in these actions are currently stayed.

•

New Cingular Wireless Headquarters LLC et al. v. Marsh & McLennan Companies, Inc. et al. (Case No. 06-5120; D.N.J.), was originally filed in the Northern District of Georgia on April 4, 2006. ACE Ltd., ACE American Ins. Co., ACE USA, Inc., ACE Bermuda Ins. Co. Ltd., Illinois Union Ins. Co., Pacific Employers Ins. Co., and Lloyd’s of London Syndicate 2488 AGM, along with a number of other insurers and brokers, are named.

•

Avery Dennison Corp. v. Marsh & McLennan Companies, Inc. et al. (Case No. 07-00757; D.N.J.) was filed on February 13, 2007. ACE, ACE INA Holdings, Inc., ACE USA, Inc., and ACE American Insurance Co., along with a number of other insurers and brokers, are named.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

•	Henley Management Co., Inc. et al v. Marsh, Inc. et al. (Case No. 07-2389; D.N.J.) was filed on May 27, 2007. ACE USA, Inc., along with a number of other insurers and Marsh, are named.

•

Lincoln Adventures LLC et al. v. Those Certain Underwriters at Lloyd’s, London Members of Syndicates 0033 et al. (Case No. 07-60991; D.N.J.) was originally filed in the Southern District of Florida on July 13, 2007. Supreme Auto Transport LLC et al. v. Certain Underwriters of Lloyd’s of London, et al. (Case No. 07-6703; D.N.J.) was originally filed in the Southern District of New York on July 25, 2007. Lloyd’s of London Syndicate 2488 AGM, along with a number of other Lloyd’s of London Syndicates and various brokers, are named in both actions. The allegations in these putative class-action lawsuits are similar to the allegations in the consolidated federal actions identified above, although these lawsuits focus on alleged conduct within the London insurance market

•

Sears, Roebuck & Co. et al. v. Marsh & McLennan Companies, Inc. et al. (Case No. 07-2535; D.N.J.) was originally filed in the Northern District of Georgia on October 12, 2007. ACE American Insurance Co., ACE Bermuda Insurance Ltd., and Westchester Surplus Lines Insurance Co., along with a number of other insurers and brokers, are named.

Three cases have been filed in state courts with allegations similar to those in the consolidated federal actions described above.

•

Van Emden Management Corporation v. Marsh & McLennan Companies, Inc., et al. (Case No. 05-0066A; Superior Court of Massachusetts), a class action in Massachusetts, was filed on January 13, 2005. Illinois Union Insurance Company, an ACE subsidiary, is named. The Van Emden case has been stayed pending resolution of the consolidated proceedings in the District of New Jersey or until further order of the Court.

•

Office Depot, Inc. v. Marsh & McLennan Companies, Inc. et al. (Case No. 502005CA004396; Circuit Court of the 15th Judicial Circuit in Palm Beach County Florida), a Florida state action, was filed on June 22, 2005. ACE American Insurance Co., an ACE subsidiary, is named. The trial court originally stayed this case, but the Florida Court of Appeals later remanded and the trial court declined to grant another stay. Discovery is ongoing.

•

State of Ohio, ex. rel. Marc E. Dann, Attorney General v. American Int’l Group, Inc. et al. (Case No. 07-633857; Court of Common Pleas in Cuyahoga County, Ohio) is an Ohio state action filed by the Ohio Attorney General on August 24, 2007. ACE, ACE American Insurance Co., ACE Property & Casualty Insurance Co., Insurance Company of North America, and Westchester Fire Insurance Co., along with a number of other insurance companies and Marsh, are named. Defendants’ (including ACE) motion to dismiss was argued on April 29, 2008, and the parties await a decision. Discovery is currently stayed.

ACE was named in four putative securities class action suits following the filing of a civil suit against Marsh by the NYAG on October 14, 2004. The suits were consolidated by the JPML in the Eastern District of Pennsylvania and the Court appointed Sheet Metal Workers’ National Pension Fund and Alaska Ironworkers Pension Trust as lead plaintiffs. Lead plaintiffs filed a consolidated amended complaint on September 30, 2005, naming ACE, Evan G. Greenberg, Brian Duperreault, and Philip V. Bancroft as defendants. Plaintiffs allege that ACE’s public statements and securities filings should have revealed that insurers, including certain ACE entities, and brokers allegedly conspired to increase premiums and allocate customers through the use of “B” quotes and contingent commissions and that ACE’s revenues and earnings were inflated by these practices. Plaintiffs assert claims solely under Section 10(b) of the Securities Exchange Act of 1934 (the Exchange Act), Rule 10(b)-5 promulgated thereunder, and Section 20(a) of the Securities Act (control person liability). In 2005, ACE and the individual defendants filed a motion to dismiss. The motion remains pending.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

ACE is named as a defendant in a derivative suit filed in Delaware Chancery Court by shareholders of Marsh seeking to recover damages for Marsh and its subsidiary, Marsh, Inc., against officers and directors of Marsh, American International Group Inc. (AIG), AIG’s chief executive officer, and ACE. The suit alleges that the defendants breached their fiduciary duty to and thereby damaged Marsh and Marsh, Inc. by participating in a bid rigging scheme and obtaining “kickbacks” in the form of contingent commissions, and that ACE knowingly participated in the alleged scheme. The case is currently stayed.

ACE, ACE USA, Inc., ACE INA Holdings, Inc., and Evan G. Greenberg, as a former officer and director of AIG and current officer and director of ACE, are named in one or both of two derivative cases brought by certain shareholders of AIG. One of the derivative cases was filed in Delaware Chancery Court, and the other was filed in federal court in the Southern District of New York. The allegations against ACE concern the alleged bid rigging and contingent commission scheme as similarly alleged in the federal commercial insurance cases. Plaintiffs assert the following causes of action against ACE: breach of fiduciary duty, aiding and abetting breaches of fiduciary duties, unjust enrichment, conspiracy, and fraud. On April 14, 2008, the shareholder plaintiffs filed an amended complaint (their third pleading effort), which drops Evan Greenberg as a defendant. ACE anticipates moving to dismiss the newly amended complaint on June 13, 2008. Discovery is currently stayed. The New York derivative action is stayed pending resolution of the Delaware derivative action.

In all of the lawsuits described above, plaintiffs seek compensatory and in some cases special damages without specifying an amount. As a result, ACE cannot at this time estimate its potential costs related to these legal matters and, accordingly, no liability for compensatory damages has been established in the consolidated financial statements.

ACE’s ultimate liability for these matters is not likely to have a material adverse effect on ACE’s consolidated financial condition, although it is possible that the effect could be material to ACE’s consolidated results of operations for an individual reporting period.

7. Share-based compensation

During 2004, the Company established the ACE Limited 2004 Long-Term Incentive Plan (the 2004 LTIP). The Company’s 2004 LTIP provides for grants of both incentive and non-qualified stock options principally at an option price per share of 100 percent of the fair market value of the Company’s Ordinary Shares on the date of grant. Stock options are generally granted with a 3-year vesting period and a 10-year term. The stock options vest in equal annual installments over the respective vesting period, which is also the requisite service period. On February 27, 2008, the Company granted 1,545,072 stock options with a weighted-average grant date fair value of $17.56. The fair value of the options issued is estimated on the date of grant using the Black-Scholes option pricing model.

The Company’s 2004 LTIP also provides for grants of restricted stock and restricted stock units. The Company generally grants restricted stock and restricted stock units with a 4-year vesting period, based on a graded vesting schedule. The restricted stock is granted at market close price on the day of grant. On February 27, 2008, the Company granted 1,632,711 restricted stock awards and 204,295 restricted stock units to officers of the Company and its subsidiaries with a grant date fair value of $60.28. Each restricted stock unit represents the Company’s obligation to deliver to the holder one share of Ordinary Shares upon vesting.

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

The Life Insurance and Reinsurance segment includes the operations of ACE Tempest Life Re (ACE Life Re) and ACE International Life. ACE Life Re provides reinsurance coverage to other life insurance companies as well as marketing traditional life reinsurance products and services for the individual life business. ACE International Life provides traditional life insurance protection, investments and savings products to individuals in several countries including China, Egypt, Thailand, the United Arab Emirates, Vietnam, and various Latin American countries.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

For segment reporting purposes, certain items have been presented in a different manner than in the consolidated financial statements. The following tables summarize the operations by segment for the three months ended March 31, 2008 and 2007.

Statement of Operations by Segment

For the Three Months Ended March 31, 2008

(in millions of U.S. dollars)

	Insurance – North American	Insurance – Overseas General	Global Reinsurance	Life Insurance and Reinsurance	Corporate and Other	ACE Consolidated
Gross premiums written	$2,181	$1,778	$345	$105	$—	$4,409
Net premiums written	1,360	1,345	344	105	—	3,154
Net premiums earned	1,354	1,223	263	100	—	2,940
Losses and loss expenses	869	593	117	—	—	1,579
Life and annuity benefits	—	—	—	63	—	63
Policy acquisition costs	161	245	54	8	—	468
Administrative expenses	135	173	15	13	39	375

Underwriting income (loss)	189	212	77	16	(39)	455

Net investment income	269	117	73	15	15	489
Net realized gains (losses)	(61)	(83)	(45)	(186)	22	(353)
Interest expense	—	—	—	—	46	46
Other (income) expense	—	(3)	—	—	18	15
Income tax expense (benefit)	123	47	4	(2)	(19)	153

Net income (loss)	$274	$202	$101	$(153)	$(47)	$377

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Statement of Operations by Segment

For the Three Months Ended March 31, 2007

(in millions of U.S. dollars)

	Insurance – North American	Insurance – Overseas General	Global Reinsurance	Life Insurance and Reinsurance	Corporate and Other	ACE Consolidated
Gross premiums written	$2,269	$1,659	$478	$90	$—	$4,496
Net premiums written	1,514	1,192	476	88	—	3,270
Net premiums earned	1,539	1,112	343	88	—	3,082
Losses and loss expenses	1,111	564	185	—	—	1,860
Life and annuity benefits	—	—	—	36	—	36
Policy acquisition costs	116	224	66	11	—	417
Administrative expenses	133	162	17	12	32	356

Underwriting income (loss)	179	162	75	29	(32)	413

Net investment income	241	104	66	12	28	451
Net realized gains (losses)	37	(26)	6	(4)	3	16
Interest expense	—	—	—	—	46	46
Other (income) expense	9	3	1	—	(9)	4
Income tax expense (benefit)	128	40	7	(2)	(44)	129

Net income	$320	$197	$139	$39	$6	$701

Underwriting assets are reviewed in total by management for purposes of decision making. The Company does not allocate assets to its segments.

The following tables summarize the net premiums earned for each segment by product offering for the periods indicated.

	Property & All Other	Casualty	Life, Accident & Health	ACE Consolidated
	(in millions of U.S. dollars)
Three Months Ended March 31, 2008
Insurance – North American	$299	$988	$67	$1,354
Insurance – Overseas General	450	372	401	1,223
Global Reinsurance	125	138	—	263
Life Insurance and Reinsurance	—	—	100	100

	$874	$1,498	$568	$2,940

Three Months Ended March 31, 2007
Insurance – North American	$288	$1,195	$56	$1,539
Insurance – Overseas General	402	372	338	1,112
Global Reinsurance	163	180	—	343
Life Insurance and Reinsurance	—	—	88	88

	$853	$1,747	$482	$3,082

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

9. Earnings per share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31
	2008	2007
	(in millions of U.S. dollars, except share and per share data)
Numerator:
Net income	$377	$701
Dividends on Preferred Shares	(11)	(11)

Net income available to holders of Ordinary Shares	$366	$690

Denominator:
Denominator for basic earnings per share:
Weighted-average shares outstanding	327,004,051	324,079,146
Denominator for diluted earnings per share:
Share-based compensation plans	4,031,290	4,818,859

Adjusted weighted average shares outstanding and assumed conversions	331,035,341	328,898,005

Basic earnings per share:
Earnings per share	$1.12	$2.13

Diluted earnings per share:
Earnings per share	$1.10	$2.10

Excluded from adjusted weighted average shares outstanding and assumed conversions is the impact of securities that would have been anti-dilutive during the respective periods. For the three months ended March 31, 2008 and 2007, the potential anti-dilutive share conversions were 344,150 and 266,796, respectively.

Dividends declared on Ordinary Shares amounted to $0.27 and $0.25 per Ordinary Share for the three months ended March 31, 2008 and 2007, respectively.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

10. Information provided in connection with outstanding debt of subsidiaries

The following tables present condensed consolidating financial information at March 31, 2008, and December 31, 2007, and for the three months ended March 31, 2008 and 2007, for ACE Limited (the Parent Guarantor) and its “Subsidiary Issuer”, ACE INA Holdings, Inc. The Subsidiary Issuer is an indirect wholly-owned subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings. The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuer.

Condensed Consolidating Balance Sheet at March 31, 2008

(in millions of U.S. dollars)

	ACE Limited (Parent Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	ACE Limited Consolidated
Assets
Investments	$1,215	$21,668	$20,347	$—	$43,230
Cash	—	296	288	(73)	511
Insurance and reinsurance balances receivable	—	3,183	565	—	3,748
Reinsurance recoverable	—	16,513	(2,544)	—	13,969
Goodwill	—	2,286	477	—	2,763
Investments in subsidiaries	15,647	—	—	(15,647)	—
Other assets	67	7,047	2,584	—	9,698

Total assets	$16,929	$50,993	$21,717	$(15,720)	$73,919

Liabilities
Unpaid losses and loss expenses	$—	$29,092	$8,090	$—	$37,182
Unearned premiums	—	5,394	1,259	—	6,653
Future policy benefits for life and annuity contracts	—	36	596	—	632
Due to subsidiaries and affiliates, net	16	134	(134)	(16)	—
Short-term debt	73	391	950	(73)	1,341
Long-term debt	—	2,114	—	—	2,114
Trust preferred securities	—	309	—	—	309
Other liabilities	105	6,476	2,372	—	8,953

Total liabilities	194	43,946	13,133	(89)	57,184

Total shareholders’ equity	16,735	7,047	8,584	(15,631)	16,735

Total liabilities and shareholders’ equity	$16,929	$50,993	$21,717	$(15,720)	$73,919

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)	Includes ACE Limited parent company eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Balance Sheet at December 31, 2007

(in millions of U.S. dollars)

	ACE Limited (Parent Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	ACE Limited Consolidated
Assets
Investments	$62	$20,671	$21,046	$—	$41,779
Cash	—	310	251	(51)	510
Insurance and reinsurance balances receivable	—	2,961	579	—	3,540
Reinsurance recoverable	—	16,742	(2,380)	—	14,362
Goodwill	—	2,254	477	—	2,731
Investments in subsidiaries	16,669	—	—	(16,669)	—
Due from (to) subsidiaries and affiliates, net	174	45	(45)	(174)	—
Other assets	14	6,346	2,808	—	9,168

Total assets	$16,919	$49,329	$22,736	$(16,894)	$72,090

Liabilities
Unpaid losses and loss expenses	$—	$28,984	$8,128	$—	$37,112
Unearned premiums	—	4,930	1,297	—	6,227
Future policy benefits for life and annuity contracts	—	—	545	—	545
Short-term debt	51	87	285	(51)	372
Long-term debt	—	1,811	—	—	1,811
Trust preferred securities	—	309	—	—	309
Other liabilities	191	6,199	2,647	—	9,037

Total liabilities	242	42,320	12,902	(51)	55,413

Total shareholders’ equity	16,677	7,009	9,834	(16,843)	16,677

Total liabilities and shareholders’ equity	$16,919	$49,329	$22,736	$(16,894)	$72,090

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)	Includes ACE Limited parent company eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2008

(in millions of U.S. dollars)

	ACE Limited (Parent Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	ACE Limited Consolidated
Net premiums written	$—	$1,943	$1,211	$—	$3,154
Net premiums earned	—	1,709	1,231	—	2,940
Net investment income	(2)	235	256	—	489
Equity in earnings of subsidiaries	375	—	—	(375)	—
Net realized gains (losses)	25	(94)	(284)	—	(353)
Losses and loss expenses	—	1,014	565	—	1,579
Life and annuity benefits	—	14	49	—	63
Policy acquisition costs and administrative expenses	26	526	295	(4)	843
Interest expense	(4)	45	3	2	46
Other (income) expense	(2)	(6)	23	—	15
Income tax expense (benefit)	1	105	47	—	153

Net income	$377	$152	$221	$(373)	$377

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2007

(in millions of U.S. dollars)

	ACE Limited (Parent Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	ACE Limited Consolidated
Net premiums written	$—	$1,957	$1,313	$—	$3,270
Net premiums earned	—	1,774	1,308	—	3,082
Net investment income	8	223	220	—	451
Equity in earnings of subsidiaries	722	—	—	(722)	—
Net realized gains (losses)	1	(4)	19	—	16
Losses and loss expenses	—	1,204	656	—	1,860
Life and annuity benefits	—	9	27	—	36
Policy acquisition costs and administrative expenses	24	423	333	(7)	773
Interest expense	1	40	1	4	46
Other (income) expense	4	2	(2)	—	4
Income tax expense (benefit)	1	115	13	—	129

Net income	$701	$200	$519	$(719)	$701

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)	Includes ACE Limited parent company eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2008

(in millions of U.S. dollars)

	ACE Limited (Parent Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	ACE Limited Consolidated
Net cash flows from (used for) operating activities	$975	$533	$(493)	$1,015

Cash flows used for investing activities
Purchases of fixed maturities available for sale	(1,161)	(4,849)	(8,274)	(14,284)
Purchases of fixed maturities held to maturity	—	(47)	(12)	(59)
Purchases of equity securities	—	(136)	(106)	(242)
Sales of fixed maturities available for sale	—	3,252	8,073	11,325
Sales of equity securities	—	141	73	214
Maturities and redemptions of fixed maturities available for sale	—	432	409	841
Maturities and redemptions of fixed maturities held to maturity	—	79	48	127
Net proceeds from (payments made on) the settlement of investment derivatives	6	—	(5)	1
Advances (to) from affiliates	200	—	(200)	—
Other	(1)	(33)	(146)	(180)

Net cash flows from used for investing activities	(956)	(1,161)	(140)	(2,257)

Cash flows from (used for) financing activities
Dividends paid on Ordinary Shares	(89)	—	—	(89)
Dividends paid on Preferred Shares	(11)	—	—	(11)
Net proceeds from (repayment of) short- term debt	22	300	643	965
Net proceeds from issuance of long-term debt	—	300	—	300
Proceeds from exercise of options for Ordinary Shares	54	—	—	54
Proceeds from Ordinary Shares issued under ESPP	5	—	—	5
Advances (to) from affiliates	—	2	(2)	—

Net cash flows from (used for) financing activities	(19)	602	641	1,224

Effect of foreign currency rate changes on cash and cash equivalents	—	12	7	19

Net increase (decrease) in cash	—	(14)	15	1
Cash – beginning of period	—	310	200	510

Cash – end of period	$—	$296	$215	$511

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2007

(in millions of U.S. dollars)

	ACE Limited (Parent Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	ACE Limited Consolidated
Net cash flows from (used for) operating activities	$(26)	$764	$498	$1,236

Cash flows from (used for) investing activities
Purchases of fixed maturities available for sale	(552)	(4,801)	(5,600)	(10,953)
Purchases of fixed maturities held to maturity	—	(112)	—	(112)
Purchases of equity securities	—	(111)	(70)	(181)
Sales of fixed maturities available for sale	—	3,666	4,868	8,534
Sales of equity securities	—	95	63	158
Maturities and redemptions of fixed maturities available for sale	—	572	372	944
Maturities and redemptions of fixed maturities held to maturity	—	67	27	94
Net proceeds from (payments made on) the settlement of investment derivatives	2	—	(9)	(7)
Advances (to) from affiliates	646	—	(646)	—
Other	(5)	(5)	(57)	(67)

Net cash flows from (used for) investing activities	91	(629)	(1,052)	(1,590)

Cash flows from (used for) financing activities
Dividends paid on Ordinary Shares	(81)	—	—	(81)
Dividends paid on Preferred Shares	(11)	—	—	(11)
Net proceeds from issuance of long-term debt	—	500	—	500
Proceeds from exercise of options for Ordinary Shares	12	—	—	12
Proceeds from Ordinary Shares issued under ESPP	4	—	—	4
Advances (to) from affiliates	—	(495)	495	—

Net cash flows from (used for) financing activities	(76)	5	495	424

Effect of foreign currency rate changes on cash and cash equivalents	—	3	1	4

Net (decrease) increase in cash	(11)	143	(58)	74
Cash – beginning of period	13	213	339	565

Cash – end of period	$2	$356	$281	$639

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11. Subsequent events

a) Purchase of Combined Insurance Company of America

On April 1, 2008, the Company announced the completion of the acquisition of all of the outstanding shares of Combined and certain of its subsidiaries from AON Corporation for $2.56 billion. In accordance with the purchase agreement, the purchase price reflects, on a dollar-for-dollar basis, an increase in Combined’s net worth that occurred between the signing and the closing of the transaction.

b) Debt

On April 1, 2008, ACE INA entered into a $450 million floating interest rate syndicated term loan agreement due April 2013. The floating interest rate is based on LIBOR plus 0.65 percent. Simultaneously, the Company entered into a $450 million swap transaction that has the economic effect of fixing the interest rate at 4.15% for the term of the loan. The swap counterparty is a highly-rated financial institution and the Company does not anticipate non-performance. The loan is unsecured and repayable on maturity. The terms are substantially similar to those in other ACE Group credit facilities and contain customary limitations on lien provisions as well as customary events of default provisions which, if breached, could result in the accelerated maturity of such debt. The obligation of the borrower under the loan agreement is guaranteed by ACE Limited.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations, financial condition, and liquidity and capital resources as of and for the quarter ended March 31, 2008. Our results of operations and cash flows for any interim period are not necessarily indicative of our results for the full year. This discussion should be read in conjunction with our Consolidated Financial Statements and related notes and our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2007.

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Any written or oral statements made by us or on our behalf may include forward-looking statements that reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks, uncertainties and other factors that could, should potential events occur, cause actual results to differ materially from such statements. These risks, uncertainties, and other factors (which are described in more detail elsewhere herein and in other documents we file with the Securities and Exchange Commission (SEC)) include but are not limited to:

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

•

Combined Insurance Company of America (Combined) and its subsidiaries, or any other acquisitions made by us, performing differently than expected by ACE Limited (ACE) or the failure to realize anticipated expense-related efficiencies from ACE’s April 2008 acquisition of Combined or any other such acquisition;

•

developments in global financial markets, including changes in interest rates, stock markets, and other financial markets, and foreign currency exchange rate fluctuations, which could affect our statement of operations, investment portfolio, and financing plans;

•

risks associated with our proposed re-domestication to Switzerland, including anticipated reduced flexibility with respect to certain aspects of capital management, the potential for additional regulatory burdens, and the potential that we will not remain on stock indices of which we are currently a part;

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

Overview

ACE is a Bermuda-based holding company incorporated with limited liability under the Cayman Islands Companies Law. ACE and its direct and indirect subsidiaries are a global property and casualty (P&C) insurance and reinsurance organization, servicing the insurance needs of commercial and individual customers in more than

140 countries and jurisdictions. Our product and geographic diversification differentiates us from the vast majority of our competitors and has been a source of stability during periods of industry volatility. Our long-term business strategy focuses on sustained growth in book value achieved through a combination of underwriting and investment income. By doing so, we provide value to our clients and shareholders through the utilization of our substantial capital base in the insurance and reinsurance markets.

On March 19, 2008, we announced that our Board of Directors approved a proposal for a re-domestication to move ACE’s place of incorporation from the Cayman Islands to Zurich, Switzerland. We have chosen to re-domesticate ACE to Switzerland because we believe it will provide an improved corporate structure and an excellent location for further growth and expansion of our Company. We believe that this change in our corporate residency will provide us with better strategic flexibility, a solid legal and regulatory environment, and improved ability to manage our capital and our businesses. The re-domestication proposal is subject to approval by our shareholders and certain regulatory approvals. If approved, we expect the re-domestication to be effective in July 2008. We do not expect the re-domestication to have a material impact on the way ACE operates or on our financial condition or results of operations.

On April 1, 2008, we announced that we had completed the acquisition of all of the outstanding shares of Combined and certain of its subsidiaries from AON Corporation for $2.56 billion. In accordance with the purchase agreement, the purchase price reflects, on a dollar-for-dollar basis, an increase in Combined’s net worth that occurred between the signing and the closing of the transaction. In connection with this transaction, we issued $300 million of public debt, entered into a $450 million term loan agreement and executed reverse repurchase agreements of $1 billion (refer to “Capital Resources” for more information). Combined, which was founded in 1919 and headquartered in Glenview, Illinois, is a leading underwriter and distributor of specialty individual accident and supplemental health insurance products that are targeted to middle income consumers in the U.S., Europe, Canada, and Asia Pacific. Combined serves more than four million policyholders worldwide. We believe that this acquisition adds balance and capability to our existing accident and health (A&H) business while almost doubling our A&H franchise and providing significant long-term growth opportunities. Our A&H operations have represented an increasing portion of our business in recent years. Within the A&H operations (including post Combined acquisition), our primary business is personal accident. We are not in the primary health care business. Our products include, but are not limited to, accidental death, accidental disability, supplemental medical, hospital indemnity, and income protection coverages. With respect to the supplemental medical and hospital indemnity, we typically pay fixed amounts and are therefore insulated from rising health care costs.

Market Conditions

The P&C industry is currently in a period of excess underwriting capacity, as defined by availability of capital and, as a result, prices are declining globally across all lines and territories, with little exception. Rates on financial institution business increased modestly, but this was the exception in the E&O and D&O market. The rate of decline is accelerating and in many classes the rate of decrease during March and April, was higher than was the case in January. Overall, the market continues to become more competitive despite the increased risks presented by the specters of a global slowdown, a U.S. recession, and inflation. We are focused on holding our renewal business and writing less new business – we will continue to drive for growth in those areas we believe will provide an adequate rate of return while curtailing or eliminating other areas. The decline in our net premiums written in the quarter ended March 31, 2008, compared with the prior year quarter, reflects this strategy. Partially offsetting this decrease was the growth of our international operations which benefited from a weaker U.S. dollar and growth in A&H as well as specialty P&C lines. As we have stated previously, we believe our global platform affords us opportunities for growth not available to smaller or less diversified insurance companies, particularly in this difficult environment. We are maintaining discipline in our global reinsurance business where we reported a significant decline in business due to both competition and increased net retentions on the part of cedents who reinsure to us. Generally speaking, U.S., London, and Bermuda-based wholesale insurance continues to be more competitive than retail, though competition in most areas of retail has become fierce. The quarter ended March 31, 2008, was marked by unprecedented financial market volatility in both credit and equity markets. This resulted in a significant mark-to-market impact on our invested assets and our variable annuity reinsurance business. Refer to “Fair Value Measurements”, “Net Realized Gains (Losses)”, and “Investments”.

Refer to “Overview” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2007 (2007 Form 10-K).

Fair Value Measurements

We adopted the provisions of Financial Accounting Standard No. 157 (FAS 157) on January 1, 2008. FAS 157 defines fair value as the price to sell an asset or transfer a liability in an orderly transaction between market participants and establishes a three-level valuation hierarchy in which inputs into valuation techniques used to measure fair value are classified. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. Inputs in Level 1 are unadjusted quoted prices for identical assets or liabilities in active markets. Level 2 includes inputs other than quoted prices included within Level 1 that are observable for assets or liabilities either directly or indirectly. Level 2 inputs include, among other items, quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and inputs other than quoted prices that are observable for the asset or liability such as interest rates and yield curves. Level 3 inputs are unobservable and reflect our judgments about assumptions that market participants would use in pricing an asset or liability. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

At March 31, 2008, our Level 3 assets represented approximately four percent of our assets measured at fair value, and two percent of our total assets. Our Level 3 liabilities represented approximately 98 percent of our liabilities measured at fair value, and less than one percent of our total liabilities, at March 31, 2008. During the quarter ended March 31, 2008, we transferred $11 million out of Level 3. The following is a description of the valuation measurements used for our financial instruments (Levels 1, 2, and 3) carried or disclosed at fair value, as well as the general classification of such financial instruments pursuant to the valuation hierarchy.

•

Fixed maturities with active markets such as U.S. Treasury and agency securities are classified within Level 1, as fair values are based on quoted market prices. For fixed maturities that trade in less active markets, including corporate and municipal securities, fair values are based on the output of “pricing matrix models”, the significant inputs into which include, but are not limited to, yield curves, credit risks and spreads, measures of volatility, and prepayment speeds. These fixed maturities are classified within Level 2. Our pricing incorporates back-testing of valuation techniques as a standard part of the process. Fixed maturities for which pricing is unobservable are classified within Level 3.

•

Equity securities with active markets are classified within Level 1 as fair values are based on quoted market prices. For nonpublic equity securities, fair values are based on market valuations and are classified within Level 2.

•

Short-term investments, which comprise securities due to mature within one year of the date of purchase, that are traded in active markets and are classified within Level 1 as fair values are based on quoted market prices. Securities such as commercial paper and discount notes are classified within Level 2 because these securities are typically not actively traded due to their approaching maturity and, as such, their cost approximating par value.

•

Fair values for other investments, principally other direct equity investments, investment funds, and limited partnerships, are based on the net asset value or financial statements and are included within Level 3. Equity securities and fixed maturities held in rabbi trusts maintained by ACE for deferred compensation plans, and included in Other investments, are classified within the valuation hierarchy on the same basis as our other equity securities and fixed maturities.

•

For actively traded investment derivative instruments, including futures, options, and exchange-traded forward contracts, we obtain quoted market prices to determine fair value. As such, these instruments are included within Level 1. Forward contracts that are not exchange-traded are priced using a pricing matrix model principally employing observable inputs and, as such, are classified within Level 2. For interest rate and credit default swaps, significant unobservable inputs are used, therefore these are classified within Level 3.

•

We maintain positions in other derivative instruments including option contracts designed to limit exposure to a severe equity market decline, which would cause an increase in expected claims and, therefore, reserves for guaranteed minimum death benefits (GMDB) and guaranteed minimum income benefits (GMIB) reinsurance business. The fair value of the majority of our positions in other investment derivatives is based on significant observable inputs including equity security and interest rate indices. Accordingly, these are classified within Level 2. Our position in credit default swaps is typically included within Level 3.

•

For GMIB reinsurance, we estimate fair value using an internal valuation model which includes the use of management estimates and current market information. The cumulative effect of adopting FAS 157 resulted in a reduction to retained earnings of $4 million related to an increase in risk margins included in the valuation of certain GMIB contracts. The fair value depends on a number of inputs, including changes in interest rates, changes in equity markets, changes in market volatility, changes in policyholder behavior, and changes in policyholder mortality. The model and related assumptions are continuously re-evaluated by management and enhanced, as appropriate, based upon improvements in modeling techniques and availability of more timely market information, such as market conditions and demographics of in-force annuities. The two most significant policyholder behavior assumptions include lapse rates and annuitization rates using the guaranteed benefit (GMIB annuitization rate). A lapse rate is the percentage of in-force policies surrendered in a given calendar year. All else equal, as lapse rates increase, ultimate claim payments will decrease. The GMIB annuitization rate is the percentage of policies for which the customer will elect to annuitize using the guaranteed benefit provided under the GMIB. All else equal, as GMIB annuitization rates increase, ultimate claim payments will increase, subject to treaty claim limits. Assumptions regarding lapse rates and GMIB annuitization rates differ by treaty but the underlying methodology to determine rates applied to each treaty is comparable. The assumptions regarding lapse and GMIB annuitization rates determined for each treaty are based on a dynamic calculation that uses several underlying factors. The effect of changes in key market factors on assumed lapse and annuitization rates is principally based on historical experience for variable annuity contracts as well as considerable judgment, particularly for newer benefits with limited historical experience. We view our variable annuity reinsurance business as having a similar risk profile to that of catastrophe reinsurance, with the probability of a cumulative long-term economic net loss relatively small. However, in the short run, adverse changes in market factors will have an adverse impact on both life underwriting income and our net income, which may be material. Refer to the “Critical Accounting Estimates – Guaranteed minimum income benefits derivatives” and “Quantitative and Qualitative Disclosures about Market Risk – Reinsurance of GMIB and GMDB guarantees” in our 2007 Form 10-K.

Our net income is directly impacted by changes in the reserves calculated in connection with the reinsurance of variable annuity guarantees, primarily GMDB and GMIB. These reserves are calculated in accordance with AICPA Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Non-traditional Long-duration Contracts and for Separate Accounts (SOP 03-1). Changes in these reserves are reflected as life and annuity benefit expense, which is included in life underwriting income. In addition, our net income is directly impacted by the change in the fair value of the GMIB liability, which is classified as a derivative according to Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). The fair value liability established for a GMIB reinsurance contract represents the difference between the fair value of the contract and the SOP 03-1 reserves. Changes in the fair value of the GMIB liability, net of associated changes in the calculated SOP 03-1 reserve, are reflected as realized gains or losses.

During the quarter ended March 31, 2008, we recorded $205 million in net realized losses in connection with an increase in reported liabilities on GMIB reinsurance resulting from adverse market conditions, including a reduction in long-term interest rates, and an increase in implied volatility for both equities and interest rates. The liability for GMIB arises from our reinsurance programs covering living benefit guarantees whereby we assume the risk of GMIBs associated with variable annuity contracts.

The SOP 03-1 reserve and fair value liability calculations are directly affected by market factors, the most significant of which are equity levels, interest rate levels, and implied equity volatilities. The table below shows the sensitivity, as of March 31, 2008, of the SOP 03-1 reserves and fair value liability associated with the variable annuity guarantee reinsurance portfolio. Note that the change in the fair value liability includes offsetting changes in the fair value of specific derivative instruments held to partially offset the risk in the variable annuity guarantee reinsurance portfolio. These derivatives do not receive hedge accounting treatment.

	10% Worldwide Equity Decrease	Impact of 100 bp Decrease in Interest Rates	Long-term Equity Implied Volatility Up 2%
	(in millions of U.S. dollars)
Increase in SOP 03-1 reserves / Reduction in Life underwriting income	$27	$16	$—
Increase in fair value liability, net	112	194	39

Reduction in net income	$139	$210	$39

The table above demonstrates, for example, that a 10 percent decrease in worldwide equities would reduce our life underwriting income by $27 million and cause a net realized loss of $112 million, for a total reduction in net income of $139 million. The sensitivity of the liabilities to market risks will change over time and these changes could be significant. Factors affecting the sensitivities include changes in account values and guaranteed values of the variable annuity policies reinsured; receipt of reinsurance premium and payment of reinsurance claims; policyholder deaths, lapses, withdrawals, and asset reallocation; the addition of new reinsurance treaties; changes in equity and interest rate levels and volatility; model changes and improvements; and the passage of time.

Note 3 to our Consolidated Financial Statements presents a break-down of our financial instruments carried or disclosed at fair value by valuation hierarchy as well as a roll-forward of Level 3 financial instruments for the quarter ended March 31, 2008.

Mortgage-backed and Asset-backed Securities

Our sub-prime portfolio represented less than one percent of our investment portfolio at March 31, 2008, and we hold no collateralized debt obligations or collateralized loan obligations. Additional details on the mortgage-backed and asset-backed components of our investment portfolio at March 31, 2008, are provided below:

Mortgage-backed and Asset-backed Securities

Market Value

(in millions of U.S. dollars)

	S&P Credit Rating
	AAA	AA	A	BBB	BB and below	Total
Mortgage-backed securities
Residential mortgage-backed (RMBS)
GNMA	$477	$—	$—	$—	$—	$477
FNMA	5,164	—	—	—	—	5,164
Freddie Mac	2,159	—	—	—	—	2,159

Total agency RMBS	7,800	—	—	—	—	7,800
Non-agency RMBS	2,851	10	2	11	—	2,874

Total RMBS	10,651	10	2	11	—	10,674
Commercial mortgage-backed	2,398	3	9	3	—	2,413

Total mortgage-backed securities	$13,049	$13	$11	$14	$—	$13,087

Asset-backed securities
Sub-prime	$124	$2	$7	$—	$—	$133
Credit Cards	61	—	17	8	—	86
Autos	596	32	8	—	—	636
Other	202	—	3	—	—	205

Total asset-backed securities	$983	$34	$35	$8	$—	$1,060

Mortgage-backed and Asset-backed Securities

Book Value

(in millions of U.S. dollars)

	S&P Credit Rating
	AAA	AA	A	BBB	BB and below	Total
Mortgage-backed securities
Residential mortgage-backed (RMBS)
GNMA	$466	$—	$—	$—	$—	$466
FNMA	5,043	—	—	—	—	5,043
Freddie Mac	2,103	—	—	—	—	2,103

Total agency RMBS	7,612	—	—	—	—	7,612
Non-agency RMBS	3,029	11	2	11	—	3,053

Total RMBS	10,641	11	2	11	—	10,665
Commercial mortgage-backed	2,407	3	10	3	—	2,423

Total mortgage-backed securities	$13,048	$14	$12	$14	$—	$13,088

Asset-backed securities
Sub-prime	$137	$2	$8	$—	$—	$147
Credit Cards	60	—	17	8	—	85
Autos	591	32	7	—	—	630
Other	201	—	3	—	—	204

Total asset-backed securities	$989	$34	$35	$8	$—	$1,066

Consolidated Operating Results – Three Months Ended March 31, 2008 and 2007

	Three Months Ended March 31
	2008	2007
	(in millions of U.S. dollars)
Net premiums written	$3,154	$3,270
Net premiums earned	2,940	3,082
Net investment income	489	451
Net realized gains (losses)	(353)	16

Total revenues	3,076	3,549

Losses and loss expenses	1,579	1,860
Life and annuity benefits	63	36
Policy acquisition costs	468	417
Administrative expenses	375	356
Interest expense	46	46
Other (income) expense	15	4

Total expenses	2,546	2,719

Income before income tax	530	830
Income tax expense	153	129

Net income	$377	$701

Net premiums written, which reflect the premiums we retain after purchasing reinsurance protection, decreased four percent in the quarter ended March 31, 2008, compared with the prior year quarter. We have continued to experience competitive conditions, particularly in our Global Reinsurance segment, offset by a favorable foreign exchange impact and growth in our international A&H business. Market conditions vary by line of business and geographic territory. Additionally, the prior year quarter benefited from a one-time large assumed loss portfolio transfer which produced approximately $168 million of net premiums written and earned. Net premiums written in the quarter ended March 31, 2008, also include $109 million in new business from ACE Private Risk Services, our newly acquired underwriting unit that provides personal lines coverages (homeowners, automobile) for high net worth clients.

The following table provides a consolidated breakdown of net premiums earned by line of business for the periods indicated.

	Three Months Ended March 31
	2008	% of total	2007	% of total
	(in millions of U.S. dollars except for percentages)
Property and all other	$874	30%	$853	27%
Casualty	1,498	51%	1,747	57%
Personal accident (A&H)	468	16%	394	13%

Total P&C	2,840	97%	2,994	97%
Life	100	3%	88	3%

Net premiums earned	$2,940	100%	$3,082	100%

Net premiums earned reflect the portion of net premiums written that were recorded as revenues for the period as the exposure period expires. Net premiums earned decreased five percent in the quarter ended March 31, 2008, compared with the prior year quarter. The prior year quarter included $168 million in net premiums earned relating to a one-time large assumed loss portfolio transfer (included under casualty in the prior year quarter). As noted above, our A&H business continues to report growth.

Net investment income increased eight percent in the quarter ended March 31, 2008, compared with the prior year quarter. This increase was primarily due to the investment of positive operating cash flows which have resulted in a higher overall average invested asset base.

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

The following table shows our consolidated loss and loss expense ratio, policy acquisition ratio, administrative expense ratio, and combined ratio for the periods indicated.

	Three Months Ended March 31
	2008	2007
Loss and loss expense ratio	55.6%	62.1%
Policy acquisition cost ratio	16.2%	13.5%
Administrative expense ratio	12.8%	11.5%

Combined ratio	84.6%	87.1%

The following table shows the impact of catastrophe losses, prior period development, and other significant events on our loss and loss expense ratio for the periods indicated.

	Three Months Ended March 31
	2008	2007
Loss and loss expense ratio, as reported	55.6%	62.1%
Catastrophe losses	(1.1)%	(1.2)%
Prior period development excluding crop/hail results	2.7%	0.6%
Prior period development crop/hail related	3.7%	—
Large assumed loss portfolio transfer	—	(2.1)%

Loss and loss expense ratio, adjusted	60.9%	59.4%

We recorded $31 million in net catastrophe losses in the quarter ended March 31, 2008, compared with $34 million in the prior year quarter. For the quarter ended March 31, 2008, our catastrophe losses were primarily related to tornadoes in the U.S.

Prior period development arises from changes to loss estimates recognized in the current year that relate to loss reserves first reported in previous calendar years and excludes the effect of losses from the development of earned premium from previous accident years. We experienced $181 million and $18 million of net favorable prior period development in the quarters ended March 31, 2008 and 2007, respectively. The favorable prior period development was the net result of several underlying favorable and adverse movements. Our loss and loss expense ratio was positively impacted by the final settlement of 2007 crop year results for ACE Westchester, which reduced our loss and loss expense ratio by approximately four percentage points in the quarter ended March 31, 2008. With respect to ACE Westchester’s heavily ceded crop/hail business, during the first quarter of each year, the previous crop year is settled based on actual experience. The settlement for the quarter ended March 31, 2008, reduced our losses and loss expenses by approximately $105 million (included in the $181 million above), and as discussed below, gave rise to $44 million in profit share commission resulting in a net benefit to income of approximately $61 million. Refer to “Prior Period Development” for more information. The prior year quarter was negatively impacted by the large assumed loss portfolio transfer which was written at a higher loss ratio compared with other types of business. This contract added approximately two percentage points to the prior year quarter loss and loss expense ratio. The adjusted loss and loss expense ratio has increased from the prior year quarter due primarily to competitive market conditions.

Our policy acquisition costs include commissions, premium taxes, underwriting, and other costs that vary with, and are primarily related to, the production of premium. Administrative expenses include all other operating costs. Our policy acquisition cost ratio increased significantly in the quarter ended March 31, 2008, compared with the prior year quarter. The increase was related to higher acquisition costs on ACE Westchester’s crop/hail business, reflecting more profitable crop/hail results on final settlement. This required a higher profit share commission which added approximately one percentage point to our policy acquisition cost ratio in the quarter ended March 31, 2008. Additionally, ACE USA experienced higher net commission costs on several lines of business. Our administrative expenses increased in the quarter ended March 31, 2008, compared with the prior year quarter, primarily due to an adverse foreign exchange impact in our ACE International operations and the decrease in net premiums earned. We continue to focus on reducing expenses where possible.

Our effective income tax rate, which we calculate as income tax expense divided by income before income tax, is dependent upon the mix of earnings from different jurisdictions with various tax rates. A change in the geographic mix of earnings would change the effective income tax rate. Our effective tax rate on net income was 29 percent and 15 percent in the quarters ended March 31, 2008 and 2007, respectively. The current quarter was impacted by large realized losses on investments and derivatives. The prior year quarter benefited from a decrease in our liability for unrecognized tax benefits and also experienced a higher proportion of net income earned in lower-tax paying jurisdictions.

Prior Period Development

The favorable prior period development of $181 million and $18 million during the quarters ended March 31, 2008 and 2007, respectively, was the net result of several underlying favorable and adverse movements. For the current quarter, the favorable prior period development included $105 million related to the final 2007 crop year settlement. The actual impact on pre-tax underwriting income in the current quarter from the favorable development on the crop/hail portfolio was less than the loss amount of $105 million due to profit commissions of approximately $44 million on the change in recorded favorable loss experience. In the sections following the table below, significant prior period movements within each reporting segment are discussed in more detail.

The following table summarizes prior period development, (favorable) and adverse, by segment and claim-tail attribute for the periods indicated.

	Long-tail	Short-tail	Total	% of net unpaid reserves*
	(in millions of U.S. dollars except for percentages)
2008
Insurance – North American	$6	$(129)	$(123)	0.9%
Insurance – Overseas General	(3)	(41)	(44)	0.7%
Global Reinsurance	(1)	(13)	(14)	0.5%

Total	$2	$(183)	$(181)	0.8%

2007
Insurance – North American	$(4)	$14	$10	0.1%
Insurance – Overseas General	5	(26)	(21)	0.3%
Global Reinsurance	1	(8)	(7)	0.3%

Total	$2	$(20)	$(18)	0.1%

*	Calculated based on the segment beginning of period net unpaid loss and loss expense reserves.

Insurance – North American

Insurance – North American experienced $123 million of net favorable prior period development in the quarter ended March 31, 2008, compared with net adverse prior period development of $10 million in the prior year quarter. The net prior period development for the quarter ended March 31, 2008, was the net result of underlying adverse and favorable movements.

•	Net adverse development of $6 million on long-tail business including:

•

Adverse development totaling $10 million related to higher than expected loss and allocated loss adjustment expense activity on reported claims in our small and middle market guaranteed cost workers’ compensation portfolios, primarily affecting the 2005 and 2006 accident years. Recent case activity on these portfolios through calendar year 2007 and into 2008 was higher than expectations and we adjusted our estimates of ultimate loss accordingly. Prior estimates relied heavily on industry benchmarks including average severity trends.

•	Net favorable development of $129 million on short-tail business including:

•	Favorable development of $105 million on ACE Westchester crop/hail business relating to the recording of the final 2007 crop year bordereau received during the first quarter of calendar year 2008;

•

Adverse development totaling $30 million relating to increases in our estimates of losses for the 2005 hurricanes primarily in ACE Westchester property ($20 million) and ACE Financial Services International (ACE FSI) ($10 million). The ACE Westchester development was due primarily to settlement in the quarter on several excess policies above our prior case reserves resulting in higher estimates of ultimate loss. As described in prior quarters, the claims handling associated with the 2005 hurricanes has involved complex and unique causation and coverage issues. These issues continue to be present and may have a further adverse impact on our financial results, which may be material. The ACE FSI development was due to adverse development on a retrocessional program following a review in the current quarter of the program’s claim circumstances;

•

Favorable development of $13 million relating to lower than expected paid claims for the 2007 accident year on a run-off portfolio of warranty business, mostly automobile extended warranty contracts. The change was driven primarily by recognition of recent paid claim experience, as a percentage of earned premiums, which has been lower than the historical averages used in our prior analyses;

•

Favorable development of $6 million on ACE Westchester inland marine business. The reported incurred and paid loss activity for the 2007 accident year proved lower than anticipated based on historical loss development patterns; and

•	Favorable development of $19 million on ACE Westchester property business primarily relating to the 2007 accident year where non-catastrophe related loss development was lower than expected.

The net prior period development for the quarter ended March 31, 2007, was the net result of several underlying favorable and adverse movements. The largest adverse movement arose from development for short-tail lines on the 2005 accident year hurricanes in the amount of $62 million. The most significant items of favorable prior period development were $28 million arising from the final settlement on the 2006 short-tail crop year pool results and $20 million for short-tail lines (property and inland marine) due to the favorable emergence of actual claims relative to the expectations used to establish the reserves in the 2006 and 2005 accident years.

Insurance – Overseas General

Insurance – Overseas General experienced $44 million of net favorable prior period development in the quarter ended March 31, 2008, compared with net favorable prior period development of $21 million in the prior year quarter. The net prior period development for the quarter ended March 31, 2008, was the net result of several underlying favorable and adverse movements. The current quarter included net favorable development of $3 million on long-tail business and net favorable development of $41 million on short-tail business primarily for ACE International and ACE Global Markets property, energy, and marine lines. ACE International property and energy lines experienced $51 million of favorable development, predominantly in accident years 2005-2007, arising from lower claim frequency and severity emergence in the current quarter than was assumed at year end. In contrast, there was $9 million of adverse development experienced by ACE Global Markets arising from the development in the current quarter of several large losses in years-of-account 2006 and 2007 in the property portfolio.

The net prior period development for the quarter ended March 31, 2007, was the net result of several underlying favorable and adverse movements, the most significant of which were favorable prior period development of $26 million on short-tail property lines and adverse prior period development of $5 million on long-tail professional lines. The development on short-tail property lines was due to the favorable emergence of actual claims relative to expectations used to establish reserves (principally related to the 2006 accident year). The development on long-tail professional lines was predominantly driven by a re-estimation of ceded recoverables for accident years 1999 and prior.

Global Reinsurance

Global Reinsurance experienced $14 million of net favorable prior period development in the quarter ended March 31, 2008, compared with $7 million of net favorable prior period development in the prior year quarter. The net prior period development for the quarter ended March 31, 2008, was the net result of several underlying favorable and adverse movements. There was net favorable development of $1 million on long-tail business across a number of accident years and lines for a variety of reasons. In addition, there was net favorable development of $13 million on short-tail business including:

•

Favorable development of $15 million related primarily to the 2005 hurricanes for ACE Tempest Re Bermuda property catastrophe business. This development was recognized in the current quarter following a detailed review of the remaining exposure from these storms relative to the held reserves;

•	Adverse development of $8 million due to additional claim reports received in the first quarter of 2008 for a windstorm event that occurred in late fourth quarter 2007; and

•

Favorable development of $6 million from claims on a number of reported catastrophes that occurred mainly in accident years 2004-2007. The development arose as a result of continued favorable case incurred loss emergence relative to the assumptions used to establish the reserves.

The net prior period development for the quarter ended March 31, 2007, was the net result of several underlying favorable and adverse movements. The largest favorable movement was related to short-tail lines of $8 million from the 2006 treaty year. The largest adverse prior period development was $3 million for surety business (short-tail) in the 2006 treaty year.

Segment Operating Results – Three Months Ended March 31, 2008 and 2007

The discussions that follow include tables, which show our segment operating results for the three months ended March 31, 2008 and 2007. In presenting our segment operating results, we have discussed our performance with reference to underwriting results which is a non-GAAP measure. We consider this measure, which may be defined differently by other companies, to be important in understanding our overall results of operations. Underwriting results are calculated by subtracting losses and loss expenses, life and annuity benefits, policy acquisition costs, and administrative expenses from net premiums earned. We use underwriting results and operating ratios to monitor the results of our operations without the impact of certain factors, including net investment income, other (income) expense, interest expense, income tax expense, and net realized gains (losses). We believe the use of these measures enhances the understanding of our results of operations by highlighting the underlying profitability of our insurance and reinsurance businesses. Underwriting results should not be viewed as a substitute for measures determined in accordance with GAAP.

We operate through the following business segments: Insurance – North American, Insurance – Overseas General, Global Reinsurance, and Life Insurance and Reinsurance. For more information on each of our segments refer to “Segment Information”, under Item 1 of our 2007 Form 10-K.

Insurance – North American

The Insurance – North American segment comprises our P&C operations in the U.S., Canada, and Bermuda. This segment includes the operations of ACE USA (including ACE Canada), ACE Westchester, ACE Bermuda, and various run-off operations, including Brandywine Holdings Corporation (Brandywine Holdings). In addition, beginning in the quarter ended March 31, 2008, Insurance – North American includes ACE Private Risk Services, our newly acquired underwriting unit that provides personal lines coverages (homeowners, automobile) for high net worth clients.

	Three Months Ended March 31
	2008	2007
	(in millions of U.S. dollars except for percentages)
Net premiums written	$1,360	$1,514
Net premiums earned	1,354	1,539
Losses and loss expenses	869	1,111
Policy acquisition costs	161	116
Administrative expenses	135	133

Underwriting income	189	179

Net investment income	269	241
Net realized gains (losses)	(61)	37
Other (income) expense	—	9
Income tax expense	123	128

Net income	$274	$320

Loss and loss expense ratio	64.1%	72.2%
Policy acquisition cost ratio	11.9%	7.5%
Administrative expense ratio	10.0%	8.7%

Combined ratio	86.0%	88.4%

Net premiums written for the Insurance – North American segment decreased 10 percent in the quarter ended March 31, 2008, compared with the prior year quarter. This decrease was primarily due to a one-time large assumed loss portfolio transfer written in the prior year quarter which produced approximately $168 million of net premiums written and earned. ACE USA, this segment’s U.S.–based retail division, reported competitive conditions across the majority of its businesses resulting in lower new and renewal business, particularly for large risk accounts, middle market workers’ compensation, and professional risk. ACE Westchester, our wholesale operation, also reported a decline in new and renewal business primarily due to competitive market conditions in its property, casualty, professional risk, and inland marine units. ACE Bermuda experienced declines in its excess liability and D&O business, primarily due to our declining of business submitted to us with unfavorable rates relative to risk exposure. Net premiums written for the quarter ended March 31, 2008, also include $109 million in new business from ACE Private Risk Services Group.

The following two tables provide a line of business and entity/divisional breakdown of Insurance – North American’s net premiums earned for the periods indicated.

	Three Months Ended March 31
	2008	% of total	2007	% of total
	(in millions of U.S. dollars except for percentages)
Line of Business
Property and all other	$299	22%	$288	19%
Casualty	988	73%	1,195	78%
Personal accident (A&H)	67	5%	56	3%

Net premiums earned	$1,354	100%	$1,539	100%

Entity/Division
ACE USA	$972	72%	$1,136	74%
ACE Westchester	253	18%	304	20%
ACE Bermuda	91	7%	99	6%
ACE Private Risk Services	38	3%	—	—

Net premiums earned	$1,354	100%	$1,539	100%

ACE USA’s net premiums earned decreased 14 percent in the quarter ended March 31, 2008, compared with the prior year quarter. As discussed above, the prior year quarter included a non-renewable assumed loss portfolio transfer which added $168 million of net premiums earned. Also contributing to the decline in ACE USA’s net premiums earned was the decrease in middle-market workers’ compensation business and large risk accounts, partially offset by growth in casualty risk business and favorable foreign exchange impact in the Canadian operations. ACE Westchester’s net premiums earned decreased 17 percent in the quarter ended March 31, 2008, compared with the prior year quarter. This decrease was primarily in the casualty and inland marine lines due to lower production in 2007. ACE Bermuda’s net premiums earned decreased eight percent in the quarter ended March 31, 2008, compared with the prior year quarter, primarily due to lower production in 2007 and the quarter ended March 31, 2008, in excess liability and professional lines.

Insurance – North American’s loss and loss expense ratio decreased in the quarter ended March 31, 2008, compared with the prior year quarter. The following table shows the impact of catastrophe losses, prior period development, and other significant events on our loss and loss expense ratio for the periods indicated.

	Three Months Ended March 31
	2008	2007
Loss and loss expense ratio, as reported	64.1%	72.2%
Catastrophe losses	(1.1)%	—
Prior period development excluding crop/hail results	1.3%	(0.7)%
Prior period development crop/hail related	7.8%	—
Large assumed loss portfolio transfer	—	(3.1)%

Loss and loss expense ratio, adjusted	72.1%	68.4%

Insurance – North American’s net catastrophe losses were $15 million in the quarter ended March 31, 2008, compared with $nil in the prior year quarter. Insurance – North American experienced net favorable prior period development of $123 million in the quarter ended March 31, 2008, and experienced net adverse prior period development of $10 million in the prior year quarter. Insurance – North American’s loss and loss expense ratio was positively impacted by the final settlement of 2007 crop year results for ACE Westchester, which reduced the segment’s loss and loss expense ratio by approximately eight percentage points in the quarter ended

March 31, 2008. With respect to ACE Westchester’s heavily ceded crop/hail business, during the first quarter of each year, the previous crop year is settled based on actual experience. The settlement for the quarter ended March 31, 2008, reduced Insurance – North American’s losses and loss expenses by approximately $105 million and as discussed below, gave rise to $44 million in profit share commission. Refer to “Prior Period Development” for more information. The prior year quarter was negatively impacted by the large assumed loss portfolio transfer which was written at a higher loss ratio compared with other types of business. This contract added approximately three percentage points to the prior year quarter loss and loss expense ratio. The adjusted loss and loss expense ratio has increased from the prior year quarter due primarily to competitive market conditions.

Insurance – North American’s policy acquisition cost ratio increased significantly in the quarter ended March 31, 2008, compared with the prior year quarter. The increase was primarily related to higher acquisition costs on ACE Westchester’s crop/hail business, reflecting more profitable crop/hail results on final settlement. This required a higher profit share commission which added approximately three percentage points to Insurance – North American’s policy acquisition cost ratio in the quarter ended March 31, 2008. The prior year quarter benefited from lower premium taxes due to reassessment of obligations for premium-based assessments and guaranty funds. In addition, the assumed loss portfolio transfer written in the prior year quarter as noted above, incurred low acquisition costs, which is typical for these transactions.

Administrative expenses increased primarily due to a $7 million decrease in net profits from ESIS (third party claim services), which we include in administrative expenses. In addition, the increase in the administrative expense ratio reflects the decline in net premiums earned.

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

	Three Months Ended March 31
	2008	2007
	(in millions of U.S. dollars except for percentages)
Net premiums written	$1,345	$1,192
Net premiums earned	1,223	1,112
Losses and loss expenses	593	564
Policy acquisition costs	245	224
Administrative expenses	173	162

Underwriting income	212	162

Net investment income	117	104
Net realized gains (losses)	(83)	(26)
Other (income) expense	(3)	3
Income tax expense	47	40

Net income	$202	$197

Loss and loss expense ratio	48.5%	50.7%
Policy acquisition cost ratio	20.0%	20.2%
Administrative expense ratio	14.2%	14.5%

Combined ratio	82.7%	85.4%

Insurance – Overseas General’s net premiums written increased 13 percent in the quarter ended March 31, 2008, compared with the prior year quarter. Favorable foreign exchange impact on ACE International’s results accounted for approximately half of this increase as both the euro and the pound sterling strengthened relative to the U.S. dollar (refer to the table below for the impact of foreign exchange on net premiums written and earned). ACE International reported continued growth in A&H business in virtually all of its regions of operation, particularly in Latin America, due to new sponsors and an expanded customer base and in Asia Pacific, due to continued strategic growth. On the P&C side, ACE International reported growth in P&C production in emerging markets. ACE Global Markets reported lower production primarily due to competitive conditions in aviation, marine, and property lines.

The following two tables provide a line of business and entity/divisional breakdown of Insurance – Overseas General’s net premiums earned for the periods indicated.

	Three Months Ended March 31
	2008	% of total	2007	% of total
	(in millions of U.S. dollars except for percentages)
Line of Business
Property and all other	$450	37%	$402	36%
Casualty	372	30%	372	34%
Personal accident (A&H)	401	33%	338	30%

Net premiums earned	$1,223	100%	$1,112	100%

Entity/Division
ACE Europe	$513	42%	$470	42%
ACE Asia Pacific	178	14%	154	14%
ACE Far East	100	8%	89	8%
ACE Latin America	193	16%	152	14%

ACE International	984	80%	865	78%
ACE Global Markets	239	20%	247	22%

Net premiums earned	$1,223	100%	$1,112	100%

Insurance – Overseas General reported a 10 percent increase in net premiums earned in the quarter ended March 31, 2008, compared with the prior year quarter. This increase was primarily driven by a favorable foreign exchange impact on ACE International business. ACE International’s net premiums earned increased 14 percent in the quarter ended March 31, 2008, compared with the prior year quarter. This segment continues to grow its A&H business particularly in ACE Asia Pacific and ACE Latin America. For several years, these regions have been successfully utilizing unique and innovative distribution channels to grow their A&H customer base. Our A&H business is mainly personal accident with some supplemental medical cover, typically paying fixed amounts, and is therefore insulated from rising health care costs. Following decreased production and higher reinsurance costs over the last year, ACE Global Markets reported a three percent decline in net premiums earned in the quarter ended March 31, 2008, compared with the prior year quarter.

Insurance – Overseas General conducts business internationally and in most major foreign currencies. The following table summarizes the approximate effect of changes in foreign currency exchange rates on the growth of net premiums written and earned for period indicated.

Three Months Ended March 31 2008
Net premiums written:
Growth in original currency	6%
Foreign exchange effect	7%

Growth as reported in U.S. dollars	13%

Net premiums earned:
Growth in original currency	4%
Foreign exchange effect	6%

Growth as reported in U.S. dollars	10%

The following table shows the impact of catastrophe losses and prior period development on our loss and loss expense ratio for the periods indicated.

	Three Months Ended March 31
	2008	2007
Loss and loss expense ratio, as reported	48.5%	50.7%
Catastrophe losses	(1.2)%	(1.4)%
Prior period development	3.6%	1.9%

Loss and loss expense ratio, adjusted	50.9%	51.2%

Net catastrophe losses were $15 million for the quarters ended March 31, 2008 and 2007. The catastrophe losses for the current quarter were primarily associated with tornadoes in the U.S. Insurance – Overseas General experienced net favorable prior period development of $44 million and $21 million in the quarters ended March 31, 2008 and 2007, respectively. Refer to “Prior Period Development” for more information. Our loss and loss expense ratio will tend to decrease on a comparative basis as the proportion of A&H business to property and casualty business grows. We expect that this trend will continue in the future as we continue to grow our A&H franchise. A&H business typically experiences a much lower loss and loss expense ratio (and a higher policy acquisition cost ratio) than traditional P&C business.

Insurance – Overseas General’s policy acquisition cost ratio was stable in the quarter ended March 31, 2008, compared with the prior year quarter. ACE International reported a modest increase in its policy acquisition cost ratio due to changes in business mix, specifically the continued growth in A&H business, which typically attracts higher commission rates than other business. ACE Global Markets continued to experience a decline in its policy acquisition cost ratio due to increased ceding commissions on political risks, financial lines, and energy business. Insurance – Overseas General’s administrative expense ratio decreased in the quarter ended March 31, 2008, compared with the prior year quarter, primarily due to successful expense management. Administrative expenses increased primarily due to unfavorable foreign exchange impact.

Global Reinsurance

The Global Reinsurance segment represents ACE’s reinsurance operations, comprising ACE Tempest Re Bermuda, ACE Tempest Re USA, ACE Tempest Re Europe, and ACE Tempest Re Canada. Global Reinsurance markets its reinsurance products worldwide under the ACE Tempest Re brand name and provides a broad range of coverages to a diverse array of primary P&C companies.

	Three Months Ended March 31
	2008	2007
	(in millions of U.S. dollars except for percentages)
Net premiums written	$344	$476
Net premiums earned	263	343
Losses and loss expenses	117	185
Policy acquisition costs	54	66
Administrative expenses	15	17

Underwriting income	77	75

Net investment income	73	66
Net realized gains (losses)	(45)	6
Other (income) expense	—	1
Income tax expense	4	7

Net income	$101	$139

Loss and loss expense ratio	44.5%	53.8%
Policy acquisition cost ratio	20.6%	19.2%
Administrative expense ratio	5.7%	5.0%

Combined ratio	70.8%	78.0%

Global Reinsurance’s net premiums written decreased 28 percent in the quarter ended March 31, 2008, compared with the prior year quarter, due to decreases in production. In the quarter ended March 31, 2008, Global Reinsurance continued to experience intense competition across the majority of its regions of operations, rate reductions, and cedants increasing their risk retention.

The following two tables provide a line of business and entity/divisional breakdown of Global Reinsurance’s net premiums earned for the periods indicated.

	Three Months Ended March 31
	2008	% of total	2007	% of total
	(in millions of U.S. dollars except for percentages)
Line of Business
Property and all other	$58	22%	$76	22%
Casualty	138	53%	180	53%
Property catastrophe	67	25%	87	25%

Net premiums earned	$263	100%	$343	100%

Entity/Division
ACE Tempest Re Bermuda	$67	25%	$88	26%
ACE Tempest Re USA	133	51%	187	54%
ACE Tempest Re Europe	59	22%	67	20%
ACE Tempest Re Canada	4	2%	1	—

Net premiums earned	$263	100%	$343	100%

Global Reinsurance’s net premiums earned decreased 23 percent in the quarter ended March 31, 2008, compared with the prior year quarter. This decrease was primarily due to lower production in the quarter ended March 31, 2008. ACE Tempest Re Bermuda reported a decline in net premiums earned due to rate reductions and cedants increasing their risk retention. ACE Tempest Re USA and ACE Tempest Re Europe reported declines in net premiums earned primarily due to lower production throughout 2007.

The following table shows the impact of catastrophe losses and prior period development on our loss and loss expense ratio for the periods indicated.

	Three Months Ended March 31
	2008	2007
Loss and loss expense ratio, as reported	44.5%	53.8%
Catastrophe losses	(0.5)%	(5.7)%
Prior period development	5.5%	2.1%

Loss and loss expense ratio, adjusted	49.5%	50.2%

Global Reinsurance recorded net catastrophe losses of $1 million in the quarter ended March 31, 2008, compared with $19 million in the prior year quarter. Global Reinsurance experienced net favorable prior period development of $14 million and $7 million in the quarters ended March 31, 2008 and 2007, respectively. Refer to “Prior Period Development” for more information. Based on the significant decrease in net premiums earned and the change in the terms and conditions associated with the current portfolio of business in Global Reinsurance, the loss and loss expense ratio would have been approximately two percentage points higher rather than relatively stable compared with the prior year.

The policy acquisition cost ratio increased in the quarter ended March 31, 2008, primarily due to changes in the type of contracts written. Administrative expenses decreased during the current quarter mainly due to lower staffing costs; the administrative expense ratio increased during the current quarter primarily due to the decrease in net premiums earned.

Life Insurance and Reinsurance

Life Insurance and Reinsurance includes the operations of ACE Tempest Life Re (ACE Life Re) and ACE International Life (ACE Life). We assess the performance of our life insurance and reinsurance business based on life underwriting income which includes net investment income.

	Three Months Ended March 31
	2008	2007
	(in millions of U.S. dollars)
Net premiums written	$105	$88
Net premiums earned	100	88
Life and annuity benefits	63	36
Policy acquisition costs	8	11
Administrative expenses	13	12
Net investment income	15	12

Life underwriting income	31	41
Net realized gains (losses)	(186)	(4)
Income tax (benefit) expense	(2)	(2)

Net income (loss)	$(153)	$39

Life underwriting income decreased 24 percent in the quarter ended March 31, 2008, compared with the prior year quarter, primarily due to higher life and annuity benefits resulting from an increase in benefit reserves for GMDB and GMIB reinsurance. The increase in benefit reserves was primarily due to poor worldwide equity market performance during the quarter ended March 31, 2008. Benefit reserves reflect the expected value of future claims on earned premium exposures and fluctuate with movements in equity indices and interest rates. Net premiums earned increased 14 percent in the quarter ended March 31, 2008, compared with the prior year quarter, primarily due to increased production in the non-traditional reinsurance business. The net realized loss relates primarily to changes in reported liabilities on GMIB reinsurance carried at fair value. These changes were caused by adverse financial market conditions, including poor equity market performance, a reduction in long-term interest rates, and an increase in implied volatility for both equity markets and interest rates. Refer to “Fair Value Measurements” for more information.

Net Investment Income

	Three Months Ended March 31
	2008	2007
	(in millions of U.S. dollars)
Fixed maturities	$469	$420
Short-term investments	27	27
Equity securities	20	13
Other	(6)	7

Gross investment income	510	467
Investment expenses	(21)	(16)

Net investment income	$489	$451

Net investment income is influenced by a number of factors, including the amounts and timing of inward and outward cash flows, the level of interest rates, and changes in overall asset allocation. Net investment income increased eight percent in the quarter ended March 31, 2008, compared with the prior year quarter. The increase in net investment income is primarily due to several years of positive operating cash flows which have resulted in a higher overall average invested asset base. The investment portfolio’s average market yield on fixed maturities was 5.1 percent and 5.3 percent at March 31, 2008 and 2007, respectively. Other includes changes in fair value of trading securities included within rabbi trusts maintained for compensation plans.

Net Realized and Unrealized Gains (Losses)

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

The following table presents our pre-tax net realized and unrealized gains (losses) for the periods indicated.

	Three months ended March 31, 2008			Three months ended March 31, 2007
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact
	(in millions of U.S. dollars)
Fixed maturities and short- term investments	$(105)	$(184)	$(289)	$(21)	$57	$36
Equity securities	(54)	(156)	(210)	34	(1)	33
Foreign currency gains (losses)	6	—	6	—	—	—
Other	(26)	(5)	(31)	10	20	30
Derivatives:
Equity and fixed income derivatives	(9)	—	(9)	(7)	—	(7)
Fair value adjustment on insurance derivatives	(165)	—	(165)	—	—	—

Subtotal derivatives	(174)	—	(174)	(7)	—	(7)

Net gains (losses)	$(353)	$(345)	$(698)	$16	$76	$92

For a sensitivity discussion of the effect of changes in interest rates and equity indices on the fair value of derivatives and the resulting impact on our net income, refer to Item 7A. of our 2007 Form 10-K.

We regularly review our investment portfolio for possible impairment based on criteria including economic conditions, credit loss experience, and issuer-specific developments. If there is a decline in a security’s net realizable value, we must determine whether that decline is temporary or “other-than-temporary”. The process of determining whether a decline in value is temporary or “other-than-temporary” requires considerable judgment and differs depending on whether or not the security is traded on a public market as well as by type of security. We review all of our fixed maturities and equity securities for potential impairment each quarter. Refer to Note 4 to the Consolidated Financial Statements for the quarter ended March 31, 2008, which includes a table that summarizes all of our securities in an unrealized loss position at March 31, 2008. Refer to Note 3 e) to the Consolidated Financial Statements included in our 2007 Form 10-K for criteria we consider in assessing potential impairment.

Our net realized losses in the quarter ended March 31, 2008, included write-downs of $189 million as a result of conditions which caused us to conclude that the decline in fair value was “other-than-temporary”. This compares with write-downs of $38 million in the prior year quarter. The impairments were primarily due to increased equity market volatility and fixed income securities in an unrealized loss position for greater than 12 months reflecting global interest rate conditions, including widening credit spreads on corporate and structured credit investments. In addition, fixed income impairments also included approximately $20 million for securities which external investment managers indicated their intent to sell in the near term. A breakdown of write-downs by security type is included in Note 4 b) to the Consolidated Financial Statements.

Our net realized and unrealized loss in the quarter ended March 31, 2008, included approximately $170 million of decline in our investment grade fixed income portfolio and approximately $125 million on our high yield bond portfolio.

Other Income and Expense Items

	Three Months Ended March 31
	2008	2007
	(in millions of U.S. dollars)
Equity in net income of partially-owned companies	$16	$(13)
Minority interest expense	3	2
Federal excise tax	1	10
Other	(5)	5

Other (income) expense	$15	$4

Other (income) expense is primarily comprised of our equity in net income of Assured Guaranty Ltd. (AGO), included in equity in net income of partially-owned companies. During 2008, AGO recorded mark-to-market losses in its credit derivatives portfolio, our portion of which was $36 million. These losses were reported as realized losses by AGO. Our relationship with AGO is limited to our equity investment, which had a carrying value of $371 million at March 31, 2008. We conduct no financial guaranty business directly or with AGO and we retain no financial guaranty exposures with AGO. Other income and expense also includes certain federal excise taxes incurred as a result of capital management initiatives. These transactions are considered capital in nature and are excluded from underwriting results.

Investments

Our investment portfolio is invested primarily in fixed income securities with an average credit quality of AA, as rated by the independent investment rating service Standard and Poor’s (S&P). The portfolio is externally managed by independent, professional investment managers. The average duration of our fixed income securities, including the effect of options and swaps, was 3.5 years at March 31, 2008, and December 31, 2007. We estimate that a 100 basis point (bps) increase in interest rates would reduce our book value by approximately $1.3 billion at March 31, 2008. Our “Other investments” are principally comprised of direct investments, investment funds, and limited partnerships. Our exposure to sub-prime asset backed securities was $133 million at March 31, 2008, which represented less than one percent of our investment portfolio. We do not expect any material investment loss from our exposure to sub-prime mortgages. We hold no collateralized debt obligations or collateralized loan obligations in our investment portfolio.

The following table shows the fair value and cost/amortized cost of our invested assets at March 31, 2008, and December 31, 2007.

	March 31, 2008		December 31, 2007
	Fair Value	Cost/ Amortized Cost	Fair Value	Cost/ Amortized Cost
	(in millions of U.S. dollars)
Fixed maturities available for sale	$32,619	$32,615	$33,184	$32,994
Fixed maturities held to maturity	2,960	2,913	3,015	2,987
Short-term investments	4,795	4,795	2,631	2,631

	40,374	40,323	38,830	38,612
Equity securities	1,660	1,597	1,837	1,618
Other investments	1,243	992	1,140	880

Total investments	$43,277	$42,912	$41,807	$41,110

The fair value of our total investments increased $1.4 billion in the quarter ended March 31, 2008, primarily due to the investment of $1 billion of operating cash flows and $1 billion of short-term financing for the Combined acquisition, partially offset by unrealized depreciation on investments in the current quarter. Other investments increased $103 million primarily due to funding of limited partnerships and investment funds.

The following tables show the market value of our fixed maturities and short-term investments at March 31, 2008, and December 31, 2007. The first table lists investments according to type and the second according to S&P credit rating.

	March 31, 2008		December 31, 2007
	Market Value	Percentage of Total	Market Value	Percentage of Total
	(in millions of U.S. dollars)		(in millions of U.S. dollars)
Treasury	$974	2%	$1,145	3%
Agency	1,939	5%	1,820	5%
Corporate	8,906	22%	9,015	23%
Mortgage-backed securities	13,087	32%	13,733	35%
Asset-backed securities	1,060	3%	1,150	3%
Municipal	2,025	5%	1,844	5%
Non-U.S.	7,588	19%	7,492	19%
Short-term investments	4,795	12%	2,631	7%

Total	$40,374	100%	$38,830	100%

AAA	$26,162	65%	$24,553	63%
AA	3,746	9%	3,747	10%
A	4,620	12%	4,590	12%
BBB	3,188	8%	3,297	8%
BB	1,249	3%	1,073	3%
B	1,341	3%	1,481	4%
Other	68	—	89	—

Total	$40,374	100%	$38,830	100%

Reinsurance Recoverable on Ceded Reinsurance

The composition of our reinsurance recoverable at March 31, 2008, and December 31, 2007, is as follows:

	March 31 2008	December 31 2007
	(in millions of U.S. dollars)
Reinsurance recoverable on unpaid losses and loss expenses	$13,546	$13,990
Provision for uncollectible reinsurance on unpaid losses and loss expenses	(476)	(470)

Reinsurance recoverable on unpaid losses and loss expenses, net of a provision for uncollectible reinsurance	13,070	13,520
Reinsurance recoverable on paid losses and loss expenses	1,071	1,050
Provision for uncollectible reinsurance on paid losses and loss expenses	(204)	(216)
Reinsurance recoverable on future policy benefits	32	8

Net reinsurance recoverable	$13,969	$14,362

We evaluate the financial condition of our reinsurers and potential reinsurers on a regular basis and also monitor concentrations of credit risk with reinsurers. The provision for uncollectible reinsurance is required principally due to the failure of reinsurers to indemnify us, primarily because of disputes under reinsurance contracts and insolvencies. Reinsurance recoverable decreased in the current quarter approximately $215 million due to the settlement of ACE Westchester’s heavily ceded crop/hail business as the previous crop year was settled based on favorable actual experience. Reinsurance recoverable on run-off business declined in the first quarter by approximately $127 million due to loss collections.

Unpaid losses and loss expenses

As an insurance and reinsurance company, we are required, by applicable laws and regulations and GAAP, to establish loss and loss expense reserves for the estimated unpaid portion of the ultimate liability for losses and loss expenses under the terms of our policies and agreements with our insured and reinsured customers. The estimate of the liabilities includes provision for claims that have been reported but unpaid at the balance sheet date (case reserves) and for future obligations from claims that have been incurred but not reported (IBNR) at the balance sheet date (IBNR may also include a provision for additional development on reported claims in instances where the case reserve is viewed to be insufficient). The reserves provide for liabilities on the premium earned on policies as of the balance sheet date. The loss reserve also includes an estimate of expenses associated with processing and settling these unpaid claims (loss expenses). At March 31, 2008, our unpaid loss and loss expense reserves were $37.2 billion. The table below presents a roll-forward of our unpaid losses and loss expenses for the indicated periods.

	Gross Losses	Reinsurance Recoverable	Net Losses
	(in millions of U.S. dollars)
Balance at December 31, 2007	$37,112	$13,520	$23,592
Losses and loss expenses incurred	1,659	80	1,579
Losses and loss expenses paid	(1,748)	(601)	(1,147)
Other (including foreign exchange revaluation)	159	71	88

Balance at March 31, 2008	$37,182	$13,070	$24,112

Our gross and ceded loss and loss expenses incurred and paid were favorably impacted by the settlement of the crop/hail business resulting in a decrease in the gross reserve of approximately $273 million and the ceded reserves of approximately $215 million during the quarter.

The process of establishing loss reserves for property and casualty claims can be complex and is subject to considerable variability as it requires the use of informed estimates and judgments based on circumstances known at the date of accrual. The following table shows our total reserves segregated between case reserves (including loss expense reserves) and IBNR reserves at March 31, 2008, and December 31, 2007.

	March 31, 2008			December 31, 2007
	Gross	Ceded	Net	Gross	Ceded	Net
	(in millions of U.S. dollars)
Case reserves	$15,785	$5,971	$9,814	$15,625	$6,077	$9,548
IBNR	21,397	7,099	14,298	21,487	7,443	14,044

Total	$37,182	$13,070	$24,112	$37,112	$13,520	$23,592

Asbestos and Environmental (A&E) and Other Run-off Liabilities

Due to timing constraints associated with statutory reporting, this section will be presented on a one quarter lag basis. Our Form 10-Q for the three and six months ended June 30, 2008, will present our A&E exposure as at March 31, 2008. There was no unexpected A&E activity during the quarter ended March 31, 2008.

Catastrophe Management

We continue to closely monitor our catastrophe accumulation around the world and have significantly reduced our U.S. wind exposure since 2005. Our modeled annual aggregate 1 in 100 year return period U.S. hurricane probable maximum loss, net of reinsurance is approximately $866 million; i.e., there is a one percent chance that ACE’s losses incurred in any year from U.S. hurricanes could be in excess of $866 million (or approximately five percent of our total shareholders’ equity at March 31, 2008). We estimate that at such loss levels, aggregate industry losses are approximately $133 billion. If the 2005 hurricanes were to recur, our net losses on an “as-if” basis would be 30 percent lower. ACE’s modeled losses reflect our in-force portfolio and catastrophe reinsurance program as of January 1, 2008. The modeling estimates of both ACE and industry loss levels are inherently uncertain owing to key assumptions. First, while the use of third-party catastrophe modeling packages to simulate hurricane losses is prevalent within the insurance industry, the models are reliant upon significant meteorology and engineering assumptions to estimate hurricane losses. In particular, modeled hurricane events are not always a representation of actual events and ensuing additional loss potential. Second, there is no universal standard in the preparation of insured data for use in the models and the running of the modeling software. Third, we are reliant upon third-party estimates of industry insured exposures and there is significant variation possible around the relationship between ACE’s loss and that of the industry following an event. Fourth, we assume that our reinsurance recoveries following an event are fully collectible. These loss estimates do not represent ACE’s potential maximum exposures and it is highly likely that ACE’s actual incurred losses would vary materially from the modeled estimates.

Liquidity

The payments of dividends or other statutorily permissible distributions from our operating companies are subject to the laws and regulations applicable to each jurisdiction, as well as the need to maintain capital levels adequate to support the insurance and reinsurance operations, including financial strength ratings issued by independent rating agencies. During the quarter ended March 31, 2008, we were able to meet all of our obligations, including the payment of dividends declared on our Ordinary Shares and Preferred Shares, with our net cash flows and dividends received.

We anticipate that positive cash flows from operations (underwriting activities and investment income) should be sufficient to cover cash outflows under most loss scenarios through 2008. Should the need arise, we generally have access to the capital markets and other available credit facilities. At March 31, 2008, our available credit lines totaled $2.2 billion and usage was $1.4 billion.

We assess which subsidiaries to draw dividends from based on a number of factors. Considerations such as regulatory and legal restrictions as well as the subsidiary’s financial condition are paramount to the dividend decision. The legal restrictions on the payment of dividends from retained earnings by our Bermuda subsidiaries are currently satisfied by the share capital and additional paid-in capital of each of the Bermuda subsidiaries. During the quarter ended March 31, 2008, ACE Bermuda declared and paid dividends of $195 million, and ACE Tempest Life Re declared and paid dividends of $855 million, compared with $nil for both companies in the prior year quarter. A portion of the dividends received were used in connection with the acquisition of Combined. We expect that a majority of our cash inflows for the remainder of 2008 will be from our Bermuda subsidiaries.

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

ACE Limited did not receive any dividends from ACE Global Markets or ACE INA during the quarters ended March 31, 2008 and 2007. The debt issued by ACE INA is serviced by statutorily permissible distributions by ACE INA’s insurance subsidiaries to ACE INA as well as other group resources.

Sources of liquidity include cash from operations, routine sales of investments, and financing arrangements. The following is a discussion of our cash flows for the quarters ended March 31, 2008 and 2007.

•

Our consolidated net cash flows from operating activities were $1 billion in the quarter ended March 31, 2008, compared with $1.2 billion for the prior year quarter. These amounts reflect net income for each period, adjusted for non-cash items and changes in working capital. Net income for the quarter ended March 31, 2008, was $377 million compared with $701 million in the prior year quarter. For the quarter ended March 31, 2008, significant adjustments included increases in unpaid losses and loss expenses and unearned premiums of $179 million and a decrease in reinsurance recoverable of $472 million. The unpaid losses and loss expenses and reinsurance recoverable were significantly impacted by the crop/hail business settled during the quarter.

•

Our consolidated net cash flows used for investing activities were $2.3 billion in the quarter ended March 31, 2008, compared with $1.6 billion for the prior year quarter. For the indicated periods, net investing activities were related principally to net purchases and maturities on the fixed maturities portfolio.

•

Our consolidated net cash flows from financing activities were $1.2 billion in the quarter ended March 31, 2008, compared with $424 million in the prior year quarter. Net cash flows from financing activities in the quarter ended March 31, 2008, were impacted by the net proceeds from the issuance of $300 million in long-term debt and the net proceeds of $965 million in reverse repurchase agreements used to purchase Combined.

Capital Resources

Capital resources consist of funds deployed or available to be deployed to support our business operations. The following table summarizes the components of our capital resources at March 31, 2008, and December 31, 2007.

	March 31 2008	December 31 2007
	(in millions of U.S. dollars except for percentages)
Short-term debt	$1,341	$372
Long-term debt	2,114	1,811

Total debt	3,455	2,183

Trust preferred securities	309	309

Preferred Shares	557	557
Ordinary shareholders’ equity	16,178	16,120

Total shareholders’ equity	16,735	16,677

Total capitalization	$20,499	$19,169

Ratio of debt to total capitalization	16.9%	11.4%
Ratio of debt plus trust preferred securities to total capitalization	18.4%	13.0%

During the quarter ended March 31, 2008, and the quarter ended December 31, 2007, we executed reverse repurchase agreements with certain counterparties. Under these repurchase agreements, we agreed to sell securities and repurchase them at a date in the future for a predetermined price. At March 31, 2008, and December 31, 2007, short-term debt included $1 billion and $35 million, respectively, of amounts owed to brokers under these reverse repurchase transactions. We elected to use repurchase agreements of $1 billion, in connection with the financing of the Combined acquisition, instead of liquidating higher yielding investment assets. This will temporarily increase our short-term debt for approximately two quarters. We expect to fund the repurchase of the securities using operating cash flows and maturing investments. In addition, in February 2008, ACE INA issued $300 million of 5.8 percent senior notes due March 2018 and, subsequent to the quarter, on April 1, 2008, we entered into a $450 million unsecured term loan repayable in April 2013. This will increase our ratio of debt to total capitalization to 18.6 percent in the near-term and reduce it to 14.6 percent (based on current capital levels) once the reverse repurchase agreements are settled. The proceeds of the reverse repurchase agreements, the notes, and the term loan were applied to pay a portion of the purchase price of the acquisition of the outstanding capital stock of Combined.

Total shareholders’ equity increased $58 million in quarter ended March 31, 2008, primarily due to net income of $377 million, partially offset by unrealized depreciation on our investment portfolio of $302 million.

On January 11, 2008, and April 14, 2008, we paid dividends of 27 cents per Ordinary Share to shareholders of record on December 31, 2007, and March 31, 2008, respectively. We have paid dividends each quarter since we became a public company in 1993. However, the declaration, payment, and value of future dividends on Ordinary Shares is at the discretion of our Board of Directors and will be dependent upon our profits, financial requirements, and other factors including legal restrictions on the payment of dividends and such other factors as our Board of Directors deems relevant. Dividends on the Preferred Shares are payable quarterly when, and if, declared by our Board of Directors in arrears on March 1, June 1, September 1, and December 1 of each year. On March 1, 2008, we paid a dividend of $4.875 per Preferred Share to shareholders of record on February 29, 2008.

As part of our capital management program, in November 2001, our Board of Directors authorized the repurchase of any ACE issued debt or capital securities including Ordinary Shares up to $250 million. At March 31, 2008, this authorization had not been utilized. We generally maintain shelf capacity at all times in order to allow capital market access for refinancing as well as for unforeseen capital needs. Consistent with this policy, in 2005, we filed an unlimited shelf registration which expires in December 2008.

For more information, including covenant restrictions on our credit facilities, refer to “Liquidity and Capital Resources” included in our 2007 Form 10-K.

Recent Accounting Pronouncements

Refer to Note 2 to the Consolidated Financial Statements, for a discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Refer to the Item 7A. included in our 2007 Form 10-K. There have been no material changes to this item since December 31, 2007.

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in allowing information required to be disclosed in reports filed under the Securities and Exchange Act of 1934 to be recorded, processed, summarized, and reported within time periods specified in the rules and forms of the SEC and accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2008, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Information on the insurance industry investigations and related matters is set forth in Note 6 b) to our Consolidated Financial Statements.

Item 1A. Risk Factors

The following supplements the factors that could have a material impact on our results of operations or financial condition as described under “Risk Factors” in Item 1A. of Part I of our 2007 Annual Report on Form 10-K.

The integration of acquired companies may not be as successful as we anticipate.

Acquisitions involve numerous risks, including financial risks such as potential liabilities associated with the acquired business. Difficulties in integrating an acquired company may result in the acquired company performing differently than we currently expect or in our failure to realize anticipated expense-related efficiencies. For example, our recent acquisition of Combined Insurance Company of America and certain of its subsidiaries resulted in our obtaining a large new sales force, creating new distribution channels for the Company. These changes to our distribution system may require management to divert its attention from other operational matters and could create new liabilities for us.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by the Company of its Ordinary Shares during the three months ended March 31, 2008.

Issuer’s Purchases of Equity Securities

Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan**	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan**
January 1 through January 31	1,050	$60.93	—	$250 million
February 1 through February 29	1,818	$59.32	—	$250 million
March 1 through March 31	386,559	$58.30	—	$250 million

Total	389,427

*	For the three months ended March 31, 2008, this column represents the surrender to the Company of 389,427 Ordinary Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
**	As part of ACE’s capital management program, in November 2001, the Company’s Board of Directors authorized the repurchase of any ACE issued debt or capital securities, including Ordinary Shares, up to $250 million. At March 31, 2008, this authorization had not been utilized.

Item 6. Exhibits

10.1	*	Form of Restricted Stock Unit Award Terms under the ACE Limited 2004 Long-Term Incentive Plan.

10.2	*	Revised Form of Restricted Stock Unit Award Terms under the ACE Limited 2004 Long-Term Incentive Plan.

10.3	*	Revised Form of Non-Qualified Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan.

10.4	*	Revised Form of Incentive Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan.

10.5		Term loan agreement dated April 1, 2008, among ACE Limited, certain subsidiaries, various lenders and Bank of America, N.A., as administrative agent.

31.1		Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2		Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1		Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2		Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*Management	or compensation plan

ACE LIMITED

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACE LIMITED

May 8, 2008	/s/ EVAN G. GREENBERG
Evan G. Greenberg
Chairman and Chief Executive Officer

May 8, 2008	/s/ PHILIP V. BANCROFT
Philip V. Bancroft
Chief Financial Officer

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	SEC File Reference Number	Filed Herewith
10.1*	Form of Restricted Stock Unit Award Terms under the ACE Limited 2004 Long-Term Incentive Plan.					X

10.2*	Revised Form of Restricted Stock Unit Award Terms under the ACE Limited 2004 Long-Term Incentive Plan.					X

10.3*	Revised Form of Non-Qualified Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan.					X

10.4*	Revised Form of Incentive Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan.					X

10.5	Term loan agreement dated April 1, 2008, among ACE Limited, certain subsidiaries, various lenders and Bank of America, N.A., as administrative agent.					X

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.					X

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.					X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.					X

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.					X

*	Management or compensation plan