Form 10-Q
period 2008-06-30
ACE LTD
filed 2008-08-08
CIK 896159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from             to

Commission File No. 1-11778	I.R.S. Employer Identification No. 98-0091805

ACE LIMITED

(Incorporated in Switzerland)

Mainaustrasse 30

Zurich CH-8008, Switzerland

Telephone +41 (0)43 456 76 00

(Address of principal executive offices)

17 Woodbourne Avenue

Hamilton HM 08

Bermuda

Telephone 441-295-5200

(Former name, former address and former fiscal year if changed since last report)

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

                                                         YES  ☐                                                 NO  ☒

The number of registrant’s Common Shares (CHF 33.74 par value) outstanding as of August 4, 2008, was 333,244,235.

ACE LIMITED

ACE LIMITED

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30 2008	December 31 2007
	(in millions of U.S. dollars, except share and per share data)
Assets
Investments
Fixed maturities available for sale, at fair value (amortized cost – $35,355 and $32,994) (includes hybrid financial instruments of $279 and $282)	$34,870	$33,184
Fixed maturities held to maturity, at amortized cost (fair value – $2,932 and $3,015)	2,932	2,987
Equity securities, at fair value (cost – $1,502 and $1,618)	1,490	1,837
Short-term investments, at fair value and amortized cost	3,137	2,631
Other investments (cost – $1,182 and $880)	1,414	1,140

Total investments	43,843	41,779
Cash	582	510
Securities lending collateral	2,118	2,109
Accrued investment income	449	416
Insurance and reinsurance balances receivable	4,086	3,540
Reinsurance recoverable on losses and loss expenses	13,839	14,354
Reinsurance recoverable on future policy benefits	303	8
Deferred policy acquisition costs	1,292	1,121
Value of business acquired	1,288	—
Prepaid reinsurance premiums	1,964	1,600
Goodwill and other intangible assets	3,612	2,838
Deferred tax assets	1,029	1,087
Investments in partially-owned insurance companies (cost – $799 and $686)	900	773
Other assets	2,471	1,955

Total assets	$77,776	$72,090

Liabilities
Unpaid losses and loss expenses	$37,696	$37,112
Unearned premiums	7,054	6,227
Future policy benefits	2,948	545
Insurance and reinsurance balances payable	2,991	2,843
Deposit liabilities	354	351
Securities lending payable	2,118	2,109
Payable for securities purchased	1,802	1,798
Accounts payable, accrued expenses, and other liabilities	2,091	1,825
Income taxes payable	28	111
Short-term debt	1,050	372
Long-term debt	3,008	1,811
Trust preferred securities	309	309

Total liabilities	61,449	55,413

Commitments and contingencies
Shareholders’ equity
Preferred Shares ($1.00 par value, Nil and 2,300,000 shares authorized, issued, and outstanding)	—	2
Common Shares (CHF 33.74 and $0.041666667 par value, 500,000,000 shares authorized; 333,249,308 and 329,704,531 shares issued and outstanding)	10,934	14
Additional paid-in capital	5,447	6,812
Retained earnings	—	9,080
Deferred compensation obligation	3	3
Accumulated other comprehensive (loss) income	(54)	769
Common Shares issued to employee trust	(3)	(3)

Total shareholders’ equity	16,327	16,677

Total liabilities and shareholders’ equity	$77,776	$72,090

See accompanying notes to the interim consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For the three and six months ended June 30, 2008 and 2007

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
	(in millions of U.S. dollars, except per share data)
Revenues
Gross premiums written	$5,293	$4,637	$9,702	$9,133
Reinsurance premiums ceded	(1,695)	(1,555)	(2,950)	(2,781)

Net premiums written	3,598	3,082	6,752	6,352
Change in unearned premiums	(170)	(74)	(384)	(262)

Net premiums earned	3,428	3,008	6,368	6,090
Net investment income	532	471	1,021	922
Net realized gains (losses)	(126)	(11)	(479)	5

Total revenues	3,834	3,468	6,910	7,017

Expenses
Losses and loss expenses	1,895	1,793	3,474	3,653
Future policy benefits	89	33	152	69
Policy acquisition costs	569	434	1,037	851
Administrative expenses	461	356	836	712
Interest expense	62	42	108	88
Other (income) expense	(125)	(4)	(110)	—

Total expenses	2,951	2,654	5,497	5,373

Income before income tax	883	814	1,413	1,644
Income tax expense	137	165	290	294

Net income	$746	$649	$1,123	$1,350

Other comprehensive income (loss)
Unrealized depreciation arising during the period	(731)	(427)	(1,228)	(354)
Reclassification adjustment for net realized (gains) losses included in net income	169	12	342	15

	(562)	(415)	(886)	(339)
Change in:
Cumulative translation adjustments	6	19	33	35
Pension liability	1	(2)	1	(2)

Other comprehensive loss, before income tax	(555)	(398)	(852)	(306)
Income tax benefit related to other comprehensive income items	27	23	35	5

Other comprehensive loss	(528)	(375)	(817)	(301)

Comprehensive income	$218	$274	$306	$1,049

Basic earnings per share	$2.23	$1.96	$3.35	$4.09

Diluted earnings per share	$2.20	$1.93	$3.31	$4.02

See accompanying notes to the interim consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the six months ended June 30, 2008 and 2007

(Unaudited)

	Six Months Ended June 30
	2008	2007
	(in millions of U.S. dollars)
Preferred Shares
Balance – beginning of period	$2	$2
Preferred Shares redeemed	(2)	—

Balance – end of period	—	2

Common Shares
Balance – beginning of period	14	14
Common Shares stock dividend	10,920	—

Balance – end of period	10,934	14

Additional paid-in capital
Balance – beginning of period	6,812	6,640
Preferred Shares redeemed	(573)	—
Net shares redeemed under employee share-based compensation plans	(13)	(19)
Exercise of stock options	80	42
Share-based compensation expense	66	49
Common Shares stock dividend	(925)	—

Balance – end of period	5,447	6,712

Retained earnings
Balance – beginning of period	9,080	6,906
Effect of partial adoption of FAS 157	(4)	—
Effect of adoption of FAS 159	6	—
Effect of adoption of FIN 48	—	(22)
Effect of adoption of FAS 155	—	12

Balance – beginning of period, adjusted for effect of adoption of new accounting principles	9,082	6,896
Net income	1,123	1,350
Dividends declared on Common Shares	(186)	(171)
Dividends declared on Preferred Shares	(24)	(22)
Common Shares stock dividend	(9,995)	—

Balance – end of period	—	8,053

Deferred compensation obligation
Balance – beginning and end of period	3	4

Accumulated other comprehensive (loss) income
Net unrealized appreciation (depreciation) on investments
Balance – beginning of period	596	607
Effect of adoption of FAS 159	(6)	—
Effect of adoption of FAS 155	—	(12)

Balance – beginning of period, adjusted for effect of adoption of new accounting principles	590	595
Change in period, net of income tax (expense) benefit of $52 and $20	(834)	(319)

Balance – end of period	(244)	276

Cumulative translation adjustment
Balance – beginning of period	231	165
Change in period, net of income tax (expense) benefit of $(17) and $(16)	16	19

Balance – end of period	247	184

Pension liability adjustment
Balance – beginning of period	(58)	(56)
Change in period, net of income tax (expense) benefit of $nil and $1	1	(1)

Balance – end of period	(57)	(57)

Accumulated other comprehensive (loss) income	(54)	403

Common Shares issued to employee trust
Balance – beginning and end of period	(3)	(4)

Total shareholders’ equity	$16,327	$15,184

See accompanying notes to the interim consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2008 and 2007

(Unaudited)

	Six Months Ended June 30
	2008	2007
	(in millions of U.S. dollars)
Cash flows from operating activities
Net income	$1,123	$1,350
Adjustments to reconcile net income to net cash flows from operating activities:
Net realized (gains) losses	479	(5)
Amortization of premium/discount on fixed maturities	5	(6)
Deferred income taxes	12	16
Unpaid losses and loss expenses	(6)	425
Unearned premiums	671	518
Future policy benefits	52	3
Insurance and reinsurance balances payable	55	232
Accounts payable, accrued expenses, and other liabilities	74	(164)
Income taxes payable	(42)	(15)
Insurance and reinsurance balances receivable	(472)	(323)
Reinsurance recoverable on losses and loss expenses	641	548
Reinsurance recoverable on future policy benefits	(24)	—
Deferred policy acquisition costs	(158)	(69)
Prepaid reinsurance premiums	(297)	(258)
Other	(31)	142

Net cash flows from operating activities	2,082	2,394

Cash flows used for investing activities
Purchases of fixed maturities available for sale	(23,339)	(22,735)
Purchases of fixed maturities held to maturity	(216)	(210)
Purchases of equity securities	(588)	(419)
Sales of fixed maturities available for sale	21,326	18,959
Sales of equity securities	724	361
Maturities and redemptions of fixed maturities available for sale	1,628	1,709
Maturities and redemptions of fixed maturities held to maturity	262	235
Net proceeds from (payments made on) the settlement of investment derivatives	(22)	(19)
Acquisition of subsidiary (net of cash acquired of $19)	(2,557)	—
Other	(422)	(83)

Net cash flows used for investing activities	(3,204)	(2,202)

Cash flows from (used for) financing activities
Dividends paid on Common Shares	(178)	(163)
Dividends paid on Preferred Shares	(24)	(22)
Net proceeds from (repayment of) short-term debt	670	(500)
Net proceeds from issuance of long-term debt	1,195	500
Redemption of Preferred Shares	(575)	—
Proceeds from exercise of options for Common Shares	80	42
Proceeds from Common Shares issued under ESPP	10	4

Net cash flows from (used for) financing activities	1,178	(139)

Effect of foreign currency rate changes on cash and cash equivalents	16	3

Net increase in cash	72	56
Cash – beginning of period	510	565

Cash – end of period	$582	$621

See accompanying notes to the interim consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. General

ACE Limited (ACE or the Company) is a holding company which, until July 18, 2008, was incorporated with limited liability under the Cayman Islands Companies Law. On March 19, 2008, the Company announced that its Board of Directors approved a proposal to move the Company’s jurisdiction of incorporation from the Cayman Islands to Zurich, Switzerland (the Continuation). On July 10, 2008, and July 14, 2008, during ACE’s annual general meeting, the Company’s shareholders approved the Continuation and ACE became a Swiss company effective July 18, 2008. Refer to Note 14.

On April 1, 2008, the Company completed the acquisition of all of the outstanding shares of Combined Insurance Company of America (Combined Insurance) and certain of its subsidiaries from AON Corporation (AON) for $2.56 billion in cash. Combined Insurance is a leading underwriter and distributor of specialty individual accident and supplemental health insurance products that are targeted to middle income consumers in the U.S., Europe, Canada, and Asia Pacific. The acquisition has been recorded using the purchase method of accounting and, accordingly, the interim consolidated financial statements include the results of Combined Insurance from April 1, 2008. Approximately $723 million of goodwill and other intangible assets was generated as a result of the acquisition based on ACE’s preliminary purchase price allocation. Refer to Note 3.

The Company, through its various subsidiaries, provides a broad range of insurance and reinsurance products to insureds worldwide. ACE operates through the following business segments: Insurance – North American, Insurance – Overseas General, Global Reinsurance, and Life Insurance and Reinsurance. Refer to Note 11.

The interim unaudited consolidated financial statements, which include the accounts of the Company and its subsidiaries, have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and, in the opinion of management, reflect all adjustments (consisting of normally recurring accruals) necessary for a fair statement of the results and financial position for such periods. All significant intercompany accounts and transactions have been eliminated. Certain items in the prior year financial statements have been reclassified to conform to the current period presentation. The results of operations and cash flows for any interim period are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the consolidated financial statements, and related notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

2. Significant accounting policies

New accounting pronouncements

Adopted in the six months ended June 30, 2008

Fair value measurements

In September 2006, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard (FAS) No. 157, Fair Value Measurements (FAS 157). FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. FAS 157 focuses on how to measure fair value and establishes a three-level hierarchy for both measurement and disclosure purposes. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. Under FAS 157, fair value measurements are separately disclosed by level within the fair value hierarchy. FAS 157 does not expand the use of fair value measurement to any new circumstances. The Company adopted FAS 157, in part, as of January 1, 2008, and the cumulative effect of adoption resulted in a reduction to retained earnings of $4 million related to an increase in risk margins included in the valuation of certain guaranteed minimum income benefits (GMIB) contracts. For additional information regarding the partial adoption of FAS 157, refer to Note 4.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Fair value option for financial assets and financial liabilities

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (FAS 159). FAS 159 permits an entity to irrevocably elect fair value on a contract-by-contract basis as the initial and subsequent measurement attribute for many financial assets and liabilities and certain other items including insurance contracts. FAS 159 is effective for fiscal years beginning after November 15, 2007. Effective January 1, 2008, the Company elected the fair value option for certain of its available for sale equity securities. The Company elected the fair value option for these particular equity securities to simplify the accounting and oversight of this portfolio given the portfolio management strategy employed by the external investment manager. Since the equity securities were previously carried at fair market value, the election did not have an effect on shareholders’ equity. However, the election resulted in an increase to retained earnings and a reduction to accumulated other comprehensive income of $6 million ($9 million pre-tax) as of January 1, 2008. Subsequent to this election, changes in fair value related to these equity securities were recognized in Net realized gains (losses) in the consolidated statement of operations. For additional information regarding the adoption of FAS 159, refer to Note 4.

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

To be adopted after June 30, 2008

Business combinations

In December 2007, the FASB issued FAS No. 141 (Revised), Business Combinations (FAS 141R). FAS 141R establishes standards that provide a definition of the “acquirer” and broaden the application of the acquisition method. FAS 141R also establishes how an acquirer recognizes and measures the assets, liabilities, and any noncontrolling interest in the “acquiree”; recognizes and measures goodwill or a gain from a bargain purchase; and requires disclosures that enable users to evaluate the nature and financial effects of the business combination. FAS 141R shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of FAS 141R to have a material impact on the Company’s financial condition or results of operations.

Noncontrolling interests

In December 2007, the FASB issued FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51 (FAS 160). FAS 160 establishes accounting and reporting standards that require that ownership interests in subsidiaries held by parties other than the parent be presented in the consolidated statement of shareholders’ equity separately from the parent’s equity; the consolidated net income attributable to the parent and noncontrolling interest be presented on the face of the consolidated statements of operations; changes in a parent’s ownership interest while the parent retains controlling financial interest in its subsidiary be accounted for consistently; and sufficient disclosure that identifies and distinguishes between the

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

interests of the parent and noncontrolling owners. FAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect the adoption of FAS 160 to have a material impact on the Company’s financial condition or results of operations.

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

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FASB Staff Position (FSP) No. FAS 142-3, Determination of the Useful Life of Intangible Assets (FSP FAS 142-3). FSP FAS 142-3 amends the factors considered in developing assumptions used to determine the useful life of an intangible asset under FAS No. 142, Goodwill and Other Intangible Assets (FAS 142). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141R and other applicable accounting literature. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and must be applied prospectively to intangible assets acquired after the effective date. The Company does not expect the adoption of FSP FAS 142-3 to have a material impact on the Company’s financial condition or results of operations.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued FAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (FAS 162). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. FAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect the adoption of FAS 162 to have a material impact on the Company’s financial condition or results of operations.

Financial Guarantee Insurance Contracts

In May 2008, the FASB issued FAS No. 163, Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60 (FAS 163). FAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how FAS No. 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. FAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk management activities. FAS 163 requires that disclosures about the risk management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The Company does not expect the adoption of FAS 163 to have a material impact on the Company’s financial condition or results of operations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3. Acquisition

On December 14, 2007, ACE entered into a stock purchase agreement with AON, pursuant to which ACE agreed to purchase all outstanding shares of capital stock of Combined Insurance and certain Combined Insurance subsidiaries. Combined Insurance is a leading underwriter and distributor of specialty individual accident and supplemental health insurance products targeted to middle income consumers in the U.S., Europe, Canada, and Asia Pacific. On April 1, 2008, ACE acquired all outstanding shares of Combined Insurance and certain of its subsidiaries from AON for $2.56 billion. This acquisition has diversified the Company’s A&H distribution capabilities by adding thousands of agents, while almost doubling the A&H franchise. ACE believes this will provide significant long-term growth opportunities.

ACE recorded the acquisition using the purchase method of accounting. The interim consolidated financial statements include the results of Combined Insurance from April 1, 2008. The most significant intangible asset is the value of business acquired (VOBA). VOBA represents the fair value of the future profits of the in-force long duration contracts and is amortized in relation to the profit emergence of the underlying contracts, in a manner similar to deferred acquisition costs, over a period of approximately twenty years. The VOBA calculation is based on many factors including mortality, morbidity, persistency, investment yields, expenses, and the discount rate with the discount rate being the most significant factor. The acquisition also generated $723 million of goodwill and other intangible assets (most, if not all, of which is expected to be deductible for income tax purposes) based on ACE’s preliminary purchase price allocation, which was apportioned to the Life Insurance and Reinsurance and Insurance – Overseas General segments in the amounts of $448 million and $275 million, respectively. The allocation of goodwill and other intangible assets to segments is preliminary and subject to change. Refer to Note 6. ACE financed the transaction through a combination of available cash ($811 million), reverse repurchase agreements ($1 billion), and new private and public long-term debt ($750 million). Refer to Note 7.

The following table summarizes ACE’s best estimate of fair value of the assets acquired and liabilities assumed from Combined Insurance at April 1, 2008. Upon the adoption of FAS 157, ACE elected to defer the fair value guidance applicable to valuing nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis. Accordingly, FAS 157 was not used to determine the fair values of the nonfinancial assets acquired and the nonfinancial liabilities assumed in this business combination. ACE expects to make further adjustments to its purchase price allocation during the quarter ending September 30, 2008. Preliminary estimates of intangible assets, tax-related items (classified below in other assets and liabilities), and the change in Combined Insurance’s net worth that occurred between the signing and closing of the transaction may change with offsetting changes to goodwill. ACE does not expect changes, if any, to materially affect its financial position, results of operations, or cash flows.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Balance Sheet of Combined Insurance at April 1, 2008

(in millions of U.S. dollars)

Assets
Investments and cash	$3,000
Insurance and reinsurance balances receivable	20
Reinsurance recoverable on losses and loss expenses	33
Reinsurance recoverable on future policy benefits	271
Value of business acquired (preliminary)	1,329
Goodwill and intangible assets (preliminary)	723
Other assets (preliminary)	92

Total assets (preliminary)	$5,468

Liabilities and Shareholder’s Equity
Unpaid losses and loss expenses	$386
Unearned premiums	46
Future policy benefits	2,256
Other liabilities (preliminary)	204

Total liabilities (preliminary)	2,892

Total shareholder’s equity (preliminary)	2,576

Total liabilities and shareholder’s equity (preliminary)	$5,468

The following table presents pro forma information for the periods indicated assuming the acquisition of Combined Insurance occurred on January 1st of each of the respective periods. The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated at the beginning of each period presented, nor is it necessarily indicative of future operating results. Significant assumptions used to determine pro forma operating results include amortization of VOBA and other intangible assets and recognition of interest expense associated with debt financing used to effect the acquisition.

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
	(in millions of U.S. dollars)
Pro forma:
Net premiums earned	$3,428	$3,378	$6,761	$6,835
Total revenues	$3,834	$3,879	$7,342	$7,838
Net income	$747	$681	$1,149	$1,402
Diluted earnings per share	$2.20	$2.03	$3.38	$4.18

4. Fair value measurements

a) Fair value hierarchy

The Company partially adopted the provisions of FAS 157 on January 1, 2008, and the cumulative effect of adoption resulted in a reduction to retained earnings of $4 million related to an increase in risk margins included in the valuation of certain GMIB contracts. FAS 157 defines fair value as the price to sell an asset or transfer a liability in an orderly transaction between market participants and establishes a three-level valuation hierarchy in

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

which inputs into valuation techniques used to measure fair value are classified. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. Inputs in Level 1 are unadjusted quoted prices for identical assets or liabilities in active markets. Level 2 includes inputs other than quoted prices included within Level 1 that are observable for assets or liabilities either directly or indirectly. Level 2 inputs include, among other items, quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and inputs other than quoted prices that are observable for the asset or liability such as interest rates and yield curves. Level 3 inputs are unobservable and reflect management’s judgments about assumptions that market participants would use in pricing an asset or liability. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The following is a description of the valuation measurements used for the Company’s financial instruments carried or disclosed at fair value, as well as the general classification of such financial instruments pursuant to the valuation hierarchy.

Fixed maturities

Fixed maturities with active markets such as U.S. Treasury and agency securities are classified within Level 1 as fair values are based on quoted market prices. For fixed maturities that trade in less active markets, including corporate and municipal securities, fair values are based on the output of “pricing matrix models”, the significant inputs into which include, but are not limited to, yield curves, credit risks and spreads, measures of volatility, and prepayment speeds. These fixed maturities are classified within Level 2. Fixed maturities for which pricing is unobservable are classified within Level 3.

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

Other derivative instruments

The Company maintains positions in other derivative instruments including option contracts designed to limit exposure to a severe equity market decline, which would cause an increase in expected claims and, therefore, reserves for guaranteed minimum death benefits and GMIB reinsurance business. The fair value of the majority of the Company’s positions in other derivative instruments is based on significant observable inputs including equity security and interest rate indices. Accordingly, these are classified within Level 2. The Company’s position in credit default swaps is typically included within Level 3.

The following table presents, by valuation hierarchy, the financial instruments carried or disclosed at fair value, and measured on a recurring basis, as of June 30, 2008.

June 30, 2008	Quoted Prices in Active Markets for Identical Assets or Liabilities Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
	(in millions of U.S. dollars)
Assets:
Fixed maturities available for sale	$825	$33,579	$466	$34,870
Fixed maturities held to maturity	346	2,584	2	2,932
Equity securities	1,476	4	10	1,490
Short-term investments	2,137	1,000	—	3,137
Other investments	43	254	1,117	1,414
Other derivative instruments	—	82	31	113

Total assets at fair value	$4,827	$37,503	$1,626	$43,956

Liabilities:
Investment derivative instruments	$8	$—	$—	$8
Guaranteed minimum income benefits	—	—	375	375

Total liabilities at fair value	$8	$—	$375	$383

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Level 3 financial instruments

The following tables provide a reconciliation of the beginning and ending balances of financial instruments carried or disclosed at fair value using significant unobservable inputs (Level 3) for the periods indicated.

	Balance- Beginning of Period	Net Realized Gains/ Losses	Change in Net Unrealized Gains (Losses) Included in Other Comprehensive Income	Purchases, Sales, Issuances, and Settlements, Net	Transfers Into (Out of) Level 3	Balance- End of Period	Change in Net Unrealized Gains (Losses) Relating to Financial Instruments Still Held at June 30, 2008, included in Net Income
	(in millions of U.S. dollars)
Three Months Ended June 30, 2008
Assets:
Fixed maturities available for sale	$547	$(10)	$(7)	$35	$(99)	$466	$—
Fixed maturities held to maturity	—	—	—	—	2	2	—
Equity securities	13	—	—	(5)	2	10	—
Other investments	1,012	2	(35)	138	—	1,117	—
Other derivative instruments	37	(4)	—	(2)	—	31	—

Total assets at fair value	$1,609	$(12)	$(42)	$166	$(95)	$1,626	$—

Liabilities:
Investment derivative instruments	$(5)	$—	$—	$5	$—	$—	$—
Guaranteed minimum income benefits	441	(75)	—	9	—	375	—

Total liabilities at fair value	$436	$(75)	$—	$14	$—	$375	$—

Six Months Ended June 30, 2008
Assets:
Fixed maturities available for sale	$601	$(13)	$(41)	$28	$(109)	$466	$—
Fixed maturities held to maturity	—	—	—	—	2	2	—
Equity securities	12	—	—	(3)	1	10	—
Other investments	898	(25)	(39)	283	—	1,117	—
Other derivative instruments	17	16	—	(2)	—	31	—

Total assets at fair value	$1,528	$(22)	$(80)	$306	$(106)	$1,626	$—

Liabilities:
Investment derivative instruments	$(6)	$(5)	$—	$11	$—	$—	$—
Guaranteed minimum income benefits	225	130	—	20	—	375	—

Total liabilities at fair value	$219	$125	$—	$31	$—	$375	$—

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

b) Fair value option

Effective January 1, 2008, the Company elected the fair value option for certain of its available for sale equity securities valued and carried at $161 million on the election date. The Company elected the fair value option for these particular equity securities to simplify the accounting and oversight of this portfolio given the portfolio management strategy employed by the external investment manager. The election resulted in an increase in retained earnings and a reduction to accumulated other comprehensive income of $6 million as of January 1, 2008. This adjustment reflects the net of tax unrealized gains ($9 million pre-tax) associated with this particular portfolio at January 1, 2008. Subsequent to this election, changes in fair value related to these equity securities were recognized in Net realized gains (losses). During the three months ended June 30, 2008, the Company sold the entire portfolio. Accordingly, at June 30, 2008, the Company holds no assets for which the provisions of FAS 159 have been elected. For the three and six months ended June 30, 2008, the Company recognized net realized gains (losses) related to changes in fair value of these equity securities of $9 million and $(11) million, respectively, in the consolidated statements of operations. Throughout 2008 to the date of sale, all of these equity securities were classified within Level 1 in the fair value hierarchy.

5. Investments

a) Gross unrealized loss

As of June 30, 2008, there were 8,831 fixed maturities out of a total of 16,269 fixed maturities in an unrealized loss position. The largest single unrealized loss in the fixed maturities was $5.3 million. There were 541 equity securities out of a total of 995 equity securities in an unrealized loss position. The largest single unrealized loss in the equity securities was $5.8 million. There were no securities that had been in a loss position for the previous nine consecutive months with a market value of less than 80 percent of amortized cost, or cost for equity securities. Most of the fixed maturities in an unrealized loss position were investment grade securities for which fair value declined primarily due to widening credit spreads on corporate and structured credit investments. The unrealized loss also reflects higher non–U.S. interest rates.

The following tables summarize, for all securities in an unrealized loss position at June 30, 2008, and December 31, 2007 (including securities on loan), the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position.

June 30, 2008	0 - 12 Months		Over 12 Months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of U.S. dollars)
U.S. Treasury and agency	$870	$(16.7)	$—	$—	$870	$(16.7)
Foreign	7,036	(224.7)	22	(0.4)	7,058	(225.1)
Corporate securities	7,290	(271.4)	98	(8.6)	7,388	(280.0)
Mortgage-backed securities	7,404	(243.5)	82	(3.9)	7,486	(247.4)
States, municipalities, and political subdivisions	762	(15.8)	5	(0.2)	767	(16.0)

Total fixed maturities	23,362	(772.1)	207	(13.1)	23,569	(785.2)
Equities	846	(172.9)	—	—	846	(172.9)
Other investments	246	(37.1)	—	—	246	(37.1)

Total	$24,454	$(982.1)	$207	$(13.1)	$24,661	$(995.2)

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Included in the “0 – 12 Months” and “Over 12 Months” aging categories at June 30, 2008, are fixed maturities held to maturity with combined fair values of $1.1 billion and $133 million, respectively. The associated gross unrealized losses included in the “0 – 12 Months” and “Over 12 Months” aging categories are $22 million and $11 million, respectively.

	0 - 12 Months		Over 12 Months		Total
December 31, 2007	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of U.S. dollars)
U.S. Treasury and agency	$193	$(2.5)	$31	$(0.1)	$224	$(2.6)
Foreign	3,435	(97.3)	135	(0.9)	3,570	(98.2)
Corporate securities	3,951	(138.5)	235	(3.6)	4,186	(142.1)
Mortgage-backed securities	2,967	(29.8)	139	(1.7)	3,106	(31.5)
States, municipalities, and political subdivisions	569	(7.1)	16	(0.2)	585	(7.3)

Total fixed maturities	11,115	(275.2)	556	(6.5)	11,671	(281.7)
Equities	589	(92.5)	—	—	589	(92.5)
Other investments	101	(16.3)	—	—	101	(16.3)

Total	$11,805	$(384.0)	$556	$(6.5)	$12,361	$(390.5)

Included in the “0 – 12 Months” and “Over 12 Months” aging categories at December 31, 2007, are fixed maturities held to maturity with combined fair values of $361 million and $318 million, respectively. The associated gross unrealized losses included in the “0 – 12 Months” and “Over 12 Months” aging categories were $3 million and $4 million, respectively.

b) Other- than- temporary impairments

The following table shows, for the periods indicated, the losses included in net realized gains (losses) as a result of conditions which caused the Company to conclude the decline in fair value of certain investments was “other-than-temporary”. The impairments for the six months ended June 30, 2008, were primarily due to increased equity market volatility and fixed income securities in an unrealized loss position for greater than 12 months reflecting global interest rate conditions, including widening credit spreads on corporate and structured credit investments. Credit-related impairments were approximately $28 million for the three months ended June 30, 2008.

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
	(in millions of U.S. dollars)
Fixed maturities	$171	$13	$299	$50
Equity securities	39	1	75	2
Other investments	—	2	25	2

Total	$210	$16	$399	$54

6. Goodwill and other intangible assets

Prior to June 30, 2008, the Company included intangible assets other than goodwill in Other assets in the consolidated balance sheet. Effective June 30, 2008, the Company presents the aggregate balance of these intangible assets and goodwill in Goodwill and other intangible assets. ACE reclassified other intangible assets in the prior year financial statements to conform to the current period presentation.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As discussed in Note 3, the acquisition of Combined Insurance generated $723 million of goodwill and other intangible assets based on ACE’s preliminary purchase price allocation, which was apportioned to the Life Insurance and Reinsurance and Insurance – Overseas General segments in the amounts of $448 million and $275 million, respectively.

The following table details Goodwill and other intangible assets by reporting segment at June 30, 2008, and December 31, 2007.

	June 30 2008	December 31 2007
	(in millions of U.S. dollars)
Insurance – North American	$1,216	$1,194
Insurance – Overseas General	1,582	1,276
Global Reinsurance	365	365
Life Insurance and Reinsurance	449	3

	$3,612	$2,838

7. Debt

The following table outlines the Company’s debt as of June 30, 2008, and December 31, 2007.

	2008	2007
	(in millions of U.S. dollars)
Short-term debt
Australia Holdings due 2008	$95	$87
ACE US Holdings senior notes due 2008	250	250
Reverse repurchase agreements	705	35

	$1,050	$372

Long-term debt
ACE INA subordinated notes due 2009	$204	$201
ACE European Holdings due 2010	197	199
ACE INA term loan due 2013	450	—
ACE INA senior notes due 2014	499	499
ACE INA senior notes due 2015	446	—
ACE INA senior notes due 2017	500	500
ACE INA senior notes due 2018	300	—
ACE INA debentures due 2029	100	100
ACE INA senior notes due 2036	298	298
Other	14	14

	$3,008	$1,811

Trust preferred securities
ACE INA capital securities due 2030	$309	$309

a) Reverse repurchase agreements

The Company has executed reverse repurchase agreements with certain counterparties under which the Company agreed to sell securities and repurchase them at a future date for a predetermined price. During the three months

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

ended March 31, 2008, the Company executed reverse repurchase agreements totaling $1 billion as part of the financing of the Combined Insurance acquisition. A portion of this was subsequently repaid and at June 30, 2008, short-term debt included $705 million of amounts owed to brokers under these reverse repurchase transactions.

b) ACE INA notes

In February 2008, as part of the financing of the Combined Insurance acquisition, ACE INA issued $300 million of 5.8 percent senior notes due March 2018. These notes are redeemable at any time at ACE INA’s option subject to a “make-whole” premium plus 0.35 percent. The notes are also redeemable at par plus accrued and unpaid interest in the event of certain changes in tax law. These notes do not have the benefit of any sinking fund. These senior unsecured notes are guaranteed on a senior basis by the Company and they rank equally with all of the Company’s other senior obligations. They also contain customary limitations on lien provisions as well as customary events of default provisions which, if breached, could result in the accelerated maturity of such senior debt.

In April 2008, as part of the financing of the Combined Insurance acquisition, ACE INA entered into a $450 million floating interest rate syndicated term loan agreement due April 2013. The floating interest rate is based on LIBOR plus 0.65 percent. Simultaneously, the Company entered into a $450 million swap transaction that has the economic effect of fixing the interest rate at 4.15 percent for the term of the loan. The swap counterparty is a highly-rated financial institution and the Company does not anticipate non-performance. The loan is unsecured and repayable on maturity and contains customary limitations on lien provisions as well as customary events of default provisions which, if breached, could result in the accelerated maturity of such debt. The obligation of the borrower under the loan agreement is guaranteed by ACE Limited.

In May 2008, ACE INA issued $450 million of 5.6 percent senior notes due May 2015. These notes are redeemable at any time at ACE INA’s option subject to a “make-whole” premium plus 0.35 percent. The notes are also redeemable at par plus accrued and unpaid interest in the event of certain changes in tax law. These senior unsecured notes are guaranteed on a senior basis by the Company and they rank equally with all of the Company’s other senior obligations. They also contain customary limitations on lien provisions as well as customary events of default provisions which, if breached, could result in the accelerated maturity of such senior debt. The proceeds from this debt offering, along with available cash, were used to redeem the Preferred Shares in June 2008. Refer to Note 9.

8. Commitments, contingencies, and guarantees

a) Other investments

The Company invests in limited partnerships with a carrying value of $711 million included in Other investments. In connection with these investments, the Company has commitments that may require funding of up to $1 billion over the next several years.

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

On June 19, 2008, in an action filed by the NYAG against another insurer, the New York Appellate Division, First Department, confirmed the legality of contingent commission agreements – one of the focal points of the NYAG’s investigation. “Contingent commission agreements between brokers and insurers are not illegal, and, in the absence of a special relationship between the parties, defendants[s] had no duty to disclose the existence of the contingent commission agreement.” New York v. Liberty Mut. Ins. Co., 2008 NY Slip Op. 05570 (2008) (citing Hersch v. DeWitt Stern Group, Inc., 43 A.D. 3d 644, 645 (2007).

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

In 2006 and 2007, the Court dismissed plaintiffs’ first two attempts to properly plead a case without prejudice and permitted plaintiffs one final opportunity to re-plead. The amended complaint, filed on May 22, 2007, purported to add several new ACE defendants: ACE Group Holdings, Inc., ACE US Holdings, Inc., Westchester Fire Insurance Company, INA Corporation, INA Financial Corporation, INA Holdings Corporation, ACE Property and Casualty Insurance Company, and Pacific Employers Insurance Company. Plaintiffs also added a new antitrust claim against Marsh, ACE, and other insurers based on the same allegations as the other claims but limited to excess casualty insurance. On June 21, 2007, defendants moved to dismiss the amended complaint and moved to strike the new parties that plaintiffs attempted to add to that complaint. The Court granted defendants’ motions and dismissed plaintiffs’ antitrust and RICO claims with prejudice on August 31, 2007, and September 28, 2007, respectively. The Court also declined to exercise supplemental jurisdiction over plaintiffs’ state law claims and dismissed those claims without prejudice. On October 10, 2007, plaintiffs filed a Notice of Appeal of the antitrust and RICO rulings to the United States Court of Appeals for the Third Circuit. The appeal is fully briefed. Oral argument is tentatively scheduled for April 20, 2009, but the Third Circuit has not yet decided whether oral argument will in fact be heard.

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

•

Office Depot, Inc. v. Marsh & McLennan Companies, Inc. et al. (Case No. 502005CA004396; Circuit Court of the 15th Judicial Circuit in Palm Beach County, Florida), a Florida state action, was filed on June 22, 2005. ACE American Insurance Co., an ACE subsidiary, is named. The trial court originally stayed this case, but the Florida Court of Appeals later remanded and the trial court declined to grant another stay. The court has denied motions to dismiss, and ACE American Ins. Co. has filed an answer. Discovery is ongoing.

•

State of Ohio, ex. rel. Marc E. Dann, Attorney General v. American Int’l Group, Inc. et al. (Case No. 07-633857; Court of Common Pleas in Cuyahoga County, Ohio) is an Ohio state action filed by the Ohio Attorney General on August 24, 2007. ACE, ACE American Insurance Co., ACE Property & Casualty Insurance Co., Insurance Company of North America, and Westchester Fire Insurance Co., along with a number of other insurance companies and Marsh, are named. Defendants (including ACE) filed motions to dismiss. On July 2, 2008, the court denied all of the defendants’ motions. Discovery will soon resume, and ACE will file an answer in mid-August, 2008.

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

ACE is named as a defendant in a derivative suit filed in Delaware Chancery Court by shareholders of Marsh seeking to recover damages for Marsh and its subsidiary, Marsh, Inc., against officers and directors of Marsh, American International Group Inc. (AIG), former AIG chief executive officer Maurice R. Greenberg, and ACE. The suit alleges that the defendants breached their fiduciary duty to and thereby damaged Marsh and Marsh, Inc. by participating in a bid rigging scheme and obtaining “kickbacks” in the form of contingent commissions, and that ACE knowingly participated in the alleged scheme.

ACE, ACE USA, Inc., ACE INA Holdings, Inc., and Evan G. Greenberg, as a former officer and director of AIG and current officer and director of ACE, are named in one or both of two derivative cases brought by certain shareholders of AIG. One of the derivative cases was filed in Delaware Chancery Court, and the other was filed in federal court in the Southern District of New York. The allegations against ACE concern the alleged bid rigging and contingent commission scheme as similarly alleged in the federal commercial insurance cases. Plaintiffs assert the following causes of action against ACE: breach of fiduciary duty, aiding and abetting breaches of fiduciary duties, unjust enrichment, conspiracy, and fraud. On April 14, 2008, the shareholder plaintiffs filed an amended complaint (their third pleading effort), which drops Evan Greenberg as a defendant. On June 13, 2008, ACE moved to dismiss the newly amended complaint. Discovery is currently stayed. The New York derivative action is stayed pending resolution of the Delaware derivative action.

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

9. Preferred Shares

In 2003, the Company sold twenty million depositary shares in a public offering, each representing one-tenth of one of its 7.8 percent Cumulative Redeemable Preferred Shares, for $25 per depositary share. Underwriters exercised their over-allotment option which resulted in the issuance of an additional three million depositary shares.

The shares had an annual dividend rate of 7.8 percent with the first quarterly dividend paid on September 1, 2003. The shares were not convertible into or exchangeable for the Company’s Common Shares. The Company had the option to redeem these shares at any time after May 30, 2008, at a redemption value of $25 per depositary share or at any time under certain limited circumstances. On June 13, 2008, the Company redeemed all of the outstanding Preferred Shares for cash consideration of $575 million. Following the completion of the Preferred Share redemption, the New York Stock Exchange (NYSE) halted trading in and de-listed the shares from the NYSE.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

10. Share-based compensation

During 2004, the Company established the ACE Limited 2004 Long-Term Incentive Plan (the 2004 LTIP). The Company’s 2004 LTIP provides for grants of both incentive and non-qualified stock options principally at an option price per share of 100 percent of the fair market value of the Company’s Common Shares on the date of grant. Stock options are generally granted with a 3-year vesting period and a 10-year term. The stock options vest in equal annual installments over the respective vesting period, which is also the requisite service period. On February 27, 2008, the Company granted 1,545,072 stock options with a weighted-average grant date fair value of $17.56. The fair value of the options issued is estimated on the date of grant using the Black-Scholes option pricing model.

The Company’s 2004 LTIP also provides for grants of restricted stock and restricted stock units. The Company generally grants restricted stock and restricted stock units with a 4-year vesting period, based on a graded vesting schedule. The restricted stock is granted at market close price on the day of grant. On February 27, 2008, the Company granted 1,632,711 restricted stock awards and 204,295 restricted stock units to officers of the Company and its subsidiaries with a grant date fair value of $60.28. Each restricted stock unit represents the Company’s obligation to deliver to the holder one share of Common Shares upon vesting.

11. Segment information

The Company operates through the following business segments: Insurance – North American, Insurance –Overseas General, Global Reinsurance, and Life Insurance and Reinsurance. These segments distribute their products through various forms of brokers, agencies, and direct marketing programs. Additionally, Insurance –North American has formed internet distribution channels for some of its products. Global Reinsurance, Insurance – North American, and Life Insurance and Reinsurance have established relationships with reinsurance intermediaries. Segment operating results for the three and six months ended June 30, 2008, include the results of Combined Insurance from April 1, 2008. The Combined Insurance results are included in the Insurance –Overseas General and Life Insurance and Reinsurance segments according to the nature of the business written. Results from Combined Insurance’s North American operations are included in the Life Insurance and Reinsurance segment and the results from Combined Insurance’s international operations are included in the Insurance – Overseas General segment.

The Insurance – North American segment comprises the P&C operation in the U.S., Canada, and Bermuda. This segment includes the operations of ACE USA (including ACE Canada), ACE Westchester, ACE Bermuda, ACE Private Risk Services, and various run-off operations. ACE USA provides a broad array of P&C, A&H, and risk management products and services to a diverse group of commercial and non-commercial enterprises and consumers. ACE Westchester specializes in the wholesale distribution of excess, surplus, and specialty P&C products. ACE Bermuda provides commercial insurance products on an excess basis to a global client base, covering risks that are generally low in frequency and high in severity. ACE Private Risk Services provides personal lines coverages (homeowners, automobile) for high net worth clients. The run-off operations include Brandywine Holdings Corporation, Commercial Insurance Services, residual market workers’ compensation business, pools and syndicates not attributable to a single business group, and other exited lines of business. Run-off operations do not actively sell insurance products, but are responsible for the management of existing policies and related claims.

The Insurance – Overseas General segment consists of ACE International (excluding its life insurance business), the wholesale insurance operations of ACE Global Markets, and the international A&H and life insurance business of Combined Insurance. ACE International, our ACE INA network of indigenous retail insurance operations, maintains a presence in every major insurance market in the world and is organized geographically

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

along product lines that provide dedicated underwriting focus to customers. ACE Global Markets, our London-based excess and surplus lines business that includes Lloyd’s Syndicate 2488 (2008 capacity of £330 million ($657 million)), offers an extensive product range through its unique parallel distribution of products via ACE European Group Limited (AEGL) and Lloyd’s Syndicate 2488. ACE provides funds at Lloyd’s to support underwriting by Syndicate 2488 which is managed by ACE Underwriting Agencies Limited. AEGL, our London-based, Financial Services Authority-U.K. regulated company, underwrites U.K. and Continental Europe insurance and reinsurance business. The reinsurance operation of ACE Global Markets is included in the Global Reinsurance segment. Combined Insurance distributes specialty individual accident and supplemental health and life insurance products targeted to middle income consumers in Europe and Asia Pacific. The Insurance –Overseas General segment has four regions of operations: the ACE European Group (which comprises ACE Europe and ACE Global Markets branded business), ACE Asia Pacific, ACE Far East, and ACE Latin America. Companies within the Insurance – Overseas General segment write a variety of insurance products including property, casualty, professional lines (Directors & Officers and Errors &Omissions), marine, energy, aviation, political risk, specialty personal lines, consumer lines products, A&H (principally accident and supplemental health) and life insurance products.

The Global Reinsurance segment represents ACE’s reinsurance operations comprising ACE Tempest Re Bermuda, ACE Tempest Re USA, ACE Tempest Re Europe, and ACE Tempest Re Canada. These divisions provide a broad range of property catastrophe, casualty, and property reinsurance coverages to a diverse array of primary P&C companies.

The Life Insurance and Reinsurance segment includes the operations of ACE Tempest Life Re (ACE Life Re), ACE International Life, and the domestic A&H and life business of Combined Insurance. ACE Life Re provides reinsurance coverage to other life insurance companies as well as marketing traditional life reinsurance products and services for the individual life business. ACE International Life provides traditional life insurance protection, investments, and savings products to individuals in several countries including China, Egypt, Thailand, the United Arab Emirates, Vietnam, and various Latin American countries. Combined Insurance distributes specialty individual accident and supplemental health and life insurance products targeted to middle income consumers in the U.S. and Canada.

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Statement of Operations by Segment

For the Three Months Ended June 30, 2008

(in millions of U.S. dollars)

	Insurance – North American	Insurance – Overseas General	Global Reinsurance	Life Insurance and Reinsurance	Corporate and Other	ACE Consolidated
Gross premiums written	$2,718	$1,876	$272	$427	$—	$5,293
Net premiums written	1,511	1,443	270	374	—	3,598
Net premiums earned	1,365	1,439	257	367	—	3,428
Losses and loss expenses	962	715	108	110	—	1,895
Future policy benefits	—	5	—	84	—	89
Policy acquisition costs	129	323	54	63	—	569
Administrative expenses	131	208	14	69	39	461

Underwriting income (loss)	143	188	81	41	(39)	414

Net investment income	282	134	79	40	(3)	532
Net realized gains (losses)	(105)	(58)	(20)	64	(7)	(126)
Interest expense	—	—	—	—	62	62
Other (income) expense	3	(17)	1	4	(116)	(125)
Income tax expense (benefit)	106	38	11	12	(30)	137

Net income	$211	$243	$128	$129	$35	$746

Statement of Operations by Segment

For the Three Months Ended June 30, 2007

(in millions of U.S. dollars)

	Insurance – North American	Insurance – Overseas General	Global Reinsurance	Life Insurance and Reinsurance	Corporate and Other	ACE Consolidated
Gross premiums written	$2,589	$1,621	$335	$92	$—	$4,637
Net premiums written	1,497	1,166	332	87	—	3,082
Net premiums earned	1,455	1,141	325	87	—	3,008
Losses and loss expenses	1,016	614	163	—	—	1,793
Future policy benefits	—	—	—	33	—	33
Policy acquisition costs	128	230	64	12	—	434
Administrative expenses	130	162	16	12	36	356

Underwriting income (loss)	181	135	82	30	(36)	392

Net investment income	257	111	66	14	23	471
Net realized gains (losses)	15	(27)	(7)	(1)	9	(11)
Interest expense	—	—	—	—	42	42
Other (income) expense	1	1	2	—	(8)	(4)
Income tax expense (benefit)	115	58	7	1	(16)	165

Net income (loss)	$337	$160	$132	$42	$(22)	$649

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Statement of Operations by Segment

For the Six Months Ended June 30, 2008

(in millions of U.S. dollars)

	Insurance – North American	Insurance – Overseas General	Global Reinsurance	Life Insurance and Reinsurance	Corporate and Other	ACE Consolidated
Gross premiums written	$4,899	$3,654	$617	$532	$—	$9,702
Net premiums written	2,871	2,788	614	479	—	6,752
Net premiums earned	2,719	2,662	520	467	—	6,368
Losses and loss expenses	1,831	1,308	225	110	—	3,474
Future policy benefits	—	5	—	147	—	152
Policy acquisition costs	290	568	108	71	—	1,037
Administrative expenses	266	381	29	82	78	836

Underwriting income (loss)	332	400	158	57	(78)	869

Net investment income	551	251	152	55	12	1,021
Net realized gains (losses)	(166)	(141)	(65)	(122)	15	(479)
Interest expense	—	—	—	—	108	108
Other (income) expense	3	(20)	1	4	(98)	(110)
Income tax expense (benefit)	229	85	15	10	(49)	290

Net income (loss)	$485	$445	$229	$(24)	$(12)	$1,123

Statement of Operations by Segment

For the Six Months Ended June 30, 2007

(in millions of U.S. dollars)

	Insurance – North American	Insurance – Overseas General	Global Reinsurance	Life Insurance and Reinsurance	Corporate and Other	ACE Consolidated
Gross premiums written	$4,858	$3,280	$813	$182	$—	$9,133
Net premiums written	3,011	2,358	808	175	—	6,352
Net premiums earned	2,994	2,253	668	175	—	6,090
Losses and loss expenses	2,127	1,178	348	—	—	3,653
Future policy benefits	—	—	—	69	—	69
Policy acquisition costs	244	454	130	23	—	851
Administrative expenses	263	324	33	24	68	712

Underwriting income (loss)	360	297	157	59	(68)	805

Net investment income	498	215	132	26	51	922
Net realized gains (losses)	52	(53)	(1)	(5)	12	5
Interest expense	—	—	—	—	88	88
Other (income) expense	10	4	3	—	(17)	—
Income tax expense (benefit)	243	98	14	(1)	(60)	294

Net income (loss)	$657	$357	$271	$81	$(16)	$1,350

Underwriting assets are reviewed in total by management for purposes of decision making. The Company does not allocate assets to its segments.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following tables summarize the net premiums earned for each segment by product offering for the periods indicated.

	Property & All Other	Casualty	Life, Accident & Health	ACE Consolidated
	(in millions of U.S. dollars)
Three Months Ended June 30, 2008
Insurance – North American	$357	$946	$62	$1,365
Insurance – Overseas General	470	403	566	1,439
Global Reinsurance	155	102	—	257
Life Insurance and Reinsurance	—	—	367	367

	$982	$1,451	$995	$3,428

Three Months Ended June 30, 2007
Insurance – North American	$347	$1,054	$54	$1,455
Insurance – Overseas General	422	359	360	1,141
Global Reinsurance	154	171	—	325
Life Insurance and Reinsurance	—	—	87	87

	$923	$1,584	$501	$3,008

Six Months Ended June 30, 2008
Insurance – North American	$663	$1,934	$122	$2,719
Insurance – Overseas General	920	775	967	2,662
Global Reinsurance	280	240	—	520
Life Insurance and Reinsurance	—	—	467	467

	$1,863	$2,949	$1,556	$6,368

Six Months Ended June 30, 2007
Insurance – North American	$641	$2,249	$104	$2,994
Insurance – Overseas General	824	731	698	2,253
Global Reinsurance	317	351	—	668
Life Insurance and Reinsurance	—	—	175	175

	$1,782	$3,331	$977	$6,090

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. Earnings per share

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
	(in millions of U.S. dollars, except share and per share data)
Numerator:
Net income	$746	$649	$1,123	$1,350
Dividends on Preferred Shares	(13)	(11)	(24)	(22)

Net income available to holders of Common Shares	$733	$638	$1,099	$1,328

Denominator:
Denominator for basic earnings per share:
Weighted average shares outstanding	328,627,780	324,541,868	327,889,473	324,344,779
Denominator for diluted earnings per share:
Share-based compensation plans	4,569,215	5,531,343	4,383,162	5,313,233

Adjusted weighted average shares outstanding and assumed conversions	333,196,995	330,073,211	332,272,635	329,658,012

Basic earnings per share:
Earnings per share	$2.23	$1.96	$3.35	$4.09

Diluted earnings per share:
Earnings per share	$2.20	$1.93	$3.31	$4.02

Excluded from adjusted weighted average shares outstanding and assumed conversions is the impact of securities that would have been anti-dilutive during the respective periods. For the three months ended June 30, 2008 and 2007, the potential anti-dilutive share conversions were 480,106 and 252,422, respectively. For the six months ended June 30, 2008 and 2007, the potential anti-dilutive share conversions were 415,418 and 272,643, respectively.

For the three months ended June 30, 2008 and 2007, dividends declared on Common Shares amounted to $0.29 and $0.27, respectively. Dividends declared on Common Shares amounted to $0.56 and $0.52 per Common Share for the six months ended June 30, 2008 and 2007, respectively.

13. Information provided in connection with outstanding debt of subsidiaries

The following tables present condensed consolidating financial information at June 30, 2008, and December 31, 2007, and for the three and six months ended June 30, 2008 and 2007, for ACE Limited (the Parent Guarantor) and its “Subsidiary Issuer”, ACE INA Holdings, Inc. The Subsidiary Issuer is an indirect 100 percent-owned subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings. The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuer.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Balance Sheet at June 30, 2008

(in millions of U.S. dollars)

	ACE Limited (Parent Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	ACE Limited Consolidated
Assets
Investments	$56	$23,185	$20,602	$—	$43,843
Cash	32	320	230	—	582
Insurance and reinsurance balances receivable	—	3,408	678	—	4,086
Reinsurance recoverable on losses and loss expenses	—	16,756	(2,917)	—	13,839
Reinsurance recoverable on future policy benefits	—	271	32	—	303
Value of business acquired	—	1,288	—	—	1,288
Goodwill and other intangible assets	—	3,041	571	—	3,612
Investments in subsidiaries	15,760	—	—	(15,760)	—
Due from (to) subsidiaries and affiliates, net	632	—	—	(632)	—
Other assets	11	7,975	2,237	—	10,223

Total assets	$16,491	$56,244	$21,433	$(16,392)	$77,776

Liabilities
Unpaid losses and loss expenses	$—	$29,593	$8,103	$—	$37,696
Unearned premiums	—	5,713	1,341	—	7,054
Future policy benefits	—	2,337	611	—	2,948
Short-term debt	—	95	955	—	1,050
Long-term debt	—	3,008	—	—	3,008
Trust preferred securities	—	309	—	—	309
Due to (from) subsidiaries and affiliates, net	—	668	(668)	—	—
Other liabilities	164	7,603	1,617	—	9,384

Total liabilities	164	49,326	11,959	—	61,449

Total shareholders’ equity	16,327	6,918	9,474	(16,392)	16,327

Total liabilities and shareholders’ equity	$16,491	$56,244	$21,433	$(16,392)	$77,776

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)	Includes ACE Limited parent company eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Balance Sheet at December 31, 2007

(in millions of U.S. dollars)

	ACE Limited (Parent Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	ACE Limited Consolidated
Assets
Investments	$62	$20,671	$21,046	$—	$41,779
Cash	—	310	251	(51)	510
Insurance and reinsurance balances receivable	—	2,961	579	—	3,540
Reinsurance recoverable on losses and loss expenses	—	16,742	(2,388)	—	14,354
Reinsurance recoverable on future policy benefits	—	—	8	—	8
Goodwill and other intangible assets	—	2,267	571	—	2,838
Investments in subsidiaries	16,669	—	—	(16,669)	—
Due from (to) subsidiaries and affiliates, net	174	45	(45)	(174)	—
Other assets	14	6,333	2,714	—	9,061

Total assets	$16,919	$49,329	$22,736	$(16,894)	$72,090

Liabilities
Unpaid losses and loss expenses	$—	$28,984	$8,128	$—	$37,112
Unearned premiums	—	4,930	1,297	—	6,227
Future policy benefits	—	—	545	—	545
Short-term debt	51	87	285	(51)	372
Long-term debt	—	1,811	—	—	1,811
Trust preferred securities	—	309	—	—	309
Other liabilities	191	6,199	2,647	—	9,037

Total liabilities	242	42,320	12,902	(51)	55,413

Total shareholders’ equity	16,677	7,009	9,834	(16,843)	16,677

Total liabilities and shareholders’ equity	$16,919	$49,329	$22,736	$(16,894)	$72,090

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)	Includes ACE Limited parent company eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2008

(in millions of U.S. dollars)

	ACE Limited (Parent Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	ACE Limited Consolidated
Net premiums written	$—	$1,616	$1,982	$—	$3,598
Net premiums earned	—	1,782	1,646	—	3,428
Net investment income	(2)	287	247	—	532
Equity in earnings of subsidiaries	763	—	—	(763)	—
Net realized gains (losses)	(7)	(96)	(23)	—	(126)
Losses and loss expenses	—	1,062	833	—	1,895
Future policy benefits	—	43	46	—	89
Policy acquisition costs and administrative expenses	24	519	491	(4)	1,030
Interest expense	(14)	67	(2)	11	62
Other (income) expense	(2)	(8)	(115)	—	(125)
Income tax expense	—	115	22	—	137

Net income	$746	$175	$595	$(770)	$746

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2007

(in millions of U.S. dollars)

	ACE Limited (Parent Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	ACE Limited Consolidated
Net premiums written	$—	$1,738	$1,344	$—	$3,082
Net premiums earned	—	1,719	1,289	—	3,008
Net investment income	1	233	237	—	471
Equity in earnings of subsidiaries	665	—	—	(665)	—
Net realized gains (losses)	8	(8)	(11)	—	(11)
Losses and loss expenses	—	1,089	704	—	1,793
Future policy benefits	—	8	25	—	33
Policy acquisition costs and administrative expenses	26	412	360	(8)	790
Interest expense	(2)	41	3	—	42
Other (income) expense	1	8	(13)	—	(4)
Income tax expense	—	136	29	—	165

Net income	$649	$250	$407	$(657)	$649

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)	Includes ACE Limited parent company eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2008

(in millions of U.S. dollars)

	ACE Limited (Parent Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	ACE Limited Consolidated
Net premiums written	$—	$3,559	$3,193	$—	$6,752
Net premiums earned	—	3,491	2,877	—	6,368
Net investment income	(4)	522	503	—	1,021
Equity in earnings of subsidiaries	1,138	—	—	(1,138)	—
Net realized gains (losses)	18	(190)	(307)	—	(479)
Losses and loss expenses	—	2,078	1,396	—	3,474
Future policy benefits	—	55	97	—	152
Policy acquisition costs and administrative expenses	50	1,045	786	(8)	1,873
Interest expense	(18)	112	1	13	108
Other (income) expense	(4)	(14)	(92)	—	(110)
Income tax expense	1	220	69	—	290

Net income	$1,123	$327	$816	$(1,143)	$1,123

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2007

(in millions of U.S. dollars)

	ACE Limited (Parent Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	ACE Limited Consolidated
Net premiums written	$—	$3,695	$2,657	$—	$6,352
Net premiums earned	—	3,493	2,597	—	6,090
Net investment income	9	456	457	—	922
Equity in earnings of subsidiaries	1,387	—	—	(1,387)	—
Net realized gains (losses)	9	(12)	8	—	5
Losses and loss expenses	—	2,293	1,360	—	3,653
Future policy benefits	—	17	52	—	69
Policy acquisition costs and administrative expenses	50	835	693	(15)	1,563
Interest expense	(1)	81	4	4	88
Other (income) expense	5	10	(15)	—	—
Income tax expense	1	251	42	—	294

Net income	$1,350	$450	$926	$(1,376)	$1,350

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)	Includes ACE Limited parent company eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2008

(in millions of U.S. dollars)

	ACE Limited (Parent Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	ACE Limited Consolidated
Net cash flows from (used for) operating activities	$1,145	$1,012	$(75)	$2,082

Cash flows used for investing activities
Purchases of fixed maturities available for sale	—	(7,957)	(15,382)	(23,339)
Purchases of fixed maturities held to maturity	—	(203)	(13)	(216)
Purchases of equity securities	—	(251)	(337)	(588)
Sales of fixed maturities available for sale	—	6,848	14,478	21,326
Sales of equity securities	—	439	285	724
Maturities and redemptions of fixed maturities available for sale	—	848	780	1,628
Maturities and redemptions of fixed maturities held to maturity	—	190	72	262
Net proceeds from (payments made on) the settlement of investment derivatives	11	—	(33)	(22)
Advances (to) from affiliates	(385)	—	385	—
Acquisition of subsidiary (net of cash acquired of $19)	—	(2,557)	—	(2,557)
Other	(1)	(152)	(269)	(422)

Net cash flows used for investing activities	(375)	(2,795)	(34)	(3,204)

Cash flows (used for) from financing activities
Dividends paid on Common Shares	(178)	—	—	(178)
Dividends paid on Preferred Shares	(24)	—	—	(24)
Net proceeds from (repayment of) short-term debt	(51)	—	721	670
Net proceeds from issuance of long-term debt	—	1,195	—	1,195
Redemption of Preferred Shares	(575)	—	—	(575)
Proceeds from exercise of options for Common Shares	80	—	—	80
Proceeds from Common Shares issued under ESPP	10	—	—	10
Advances (to) from affiliates	—	589	(589)	—

Net cash flows (used for) from financing activities	(738)	1,784	132	1,178

Effect of foreign currency rate changes on cash and cash equivalents	—	9	7	16

Net increase in cash	32	10	30	72
Cash – beginning of period	—	310	200	510

Cash – end of period	$32	$320	$230	$582

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2007

(in millions of U.S. dollars)

	ACE Limited (Parent Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	ACE Limited Consolidated
Net cash flows from operating activities	$235	$666	$1,493	$2,394

Cash flows from (used for) investing activities
Purchases of fixed maturities available for sale	(110)	(8,893)	(13,732)	(22,735)
Purchases of fixed maturities held to maturity	—	(210)	—	(210)
Purchases of equity securities	—	(266)	(153)	(419)
Sales of fixed maturities available for sale	—	7,494	11,465	18,959
Sales of equity securities	—	223	138	361
Maturities and redemptions of fixed maturities available for sale	—	957	752	1,709
Maturities and redemptions of fixed maturities held to maturity	—	186	49	235
Net proceeds from (payments made on) the settlement of investment derivatives	13	—	(32)	(19)
Advances from (to) affiliates	496	—	(496)	—
Other	(5)	(42)	(36)	(83)

Net cash flows from (used for) investing activities	394	(551)	(2,045)	(2,202)

Cash flows (used for) from financing activities
Dividends paid on Common Shares	(163)	—	—	(163)
Dividends paid on Preferred Shares	(22)	—	—	(22)
Repayment of short-term debt	(500)	—	—	(500)
Net proceeds from issuance of long-term debt	—	500	—	500
Proceeds from exercise of options for Common Shares	42	—	—	42
Proceeds from Common Shares issued under ESPP	4	—	—	4
Advances (to) from affiliates	—	(484)	484	—

Net cash flows (used for) from financing activities	(639)	16	484	(139)

Effect of foreign currency rate changes on cash and cash equivalents	—	3	—	3

Net (decrease) increase in cash	(10)	134	(68)	56
Cash – beginning of period	13	213	339	565

Cash – end of period	$3	$347	$271	$621

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

14. Subsequent events

On March 19, 2008, the Company announced that its Board of Directors approved the Continuation of the Company to move its jurisdiction of incorporation from the Cayman Islands to Zurich, Switzerland. On July 10, 2008, and July 14, 2008, the Company’s shareholders approved the Continuation proposals during ACE’s annual general meeting. ACE received all regulatory approvals and became a Swiss company effective July 18, 2008. The Company does not expect the re-domestication to have a material impact on the way ACE operates or on the Company’s financial condition or results of operations.

In connection with the Continuation, the Company changed the currency in which the par value of Ordinary Shares is stated from U.S. dollars to Swiss francs and increased the par value of Ordinary Shares from $0.041666667 to CHF 33.74 (the New Par Value) through a conversion of all issued Ordinary Shares into “stock” and re-conversion of the stock into Ordinary Shares with a par value equal to the New Par Value (the Par Value Conversion). The Par Value Conversion was followed immediately by a stock dividend, to effectively return shareholders to the number of Ordinary Shares held before the Par Value Conversion. The stock dividend did not therefore have the affect of diluting earnings per share. Upon the effectiveness of the Continuation, the Company’s Ordinary Shares became Common Shares. Notwithstanding the change of the currency in which the par value of Common Shares is stated, the Company continues to use U.S. dollars as its reporting and functional currency for preparing the consolidated financial statements. In accordance with SEC Staff Accounting Bulletin 4, Equity Accounts, changes in capital structure of this nature that occur after the balance sheet date but before the release of the consolidated financial statements must be given retroactive effect in the reported balance sheet. Accordingly, the consolidated financial statements at June 30, 2008, reflect the increase in par value. For purposes of the consolidated financial statements, the increase in par value was accomplished by a corresponding reduction first to retained earnings and second to additional paid-in capital to the extent that the increase in par value exhausted retained earnings at the balance sheet date. Under Swiss corporate law, the Company is required to declare and pay dividends, including distributions through a reduction in par value, in Swiss francs. For the foreseeable future, the Company expects to pay dividends as a repayment of share capital in the form of a reduction in par value or qualified paid-in capital, which would not be subject to Swiss withholding tax.

Under Swiss corporate law, the Company may not generally issue registered shares below their par value. In the event there is a need to raise common equity at a time when the trading price of the Company’s registered shares is below par value, the Company will need to obtain shareholder approval to decrease the par value of the registered shares.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations, financial condition, and liquidity and capital resources as of and for the three and six months ended June 30, 2008. Our results of operations and cash flows for any interim period are not necessarily indicative of our results for the full year. This discussion should be read in conjunction with our Consolidated Financial Statements and related notes and our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2007.

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Any written or oral statements made by us or on our behalf may include forward-looking statements that reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks, uncertainties and other factors that could, should potential events occur, cause actual results to differ materially from such statements. These risks, uncertainties, and other factors (which are described in more detail elsewhere herein and in other documents we file with the Securities and Exchange Commission (SEC)) include but are not limited to:

•	losses arising out of natural or man-made catastrophes such as hurricanes, typhoons, earthquakes, floods, or terrorism which could be affected by:

•	the number of insureds and ceding companies affected,

•	the amount and timing of losses actually incurred and reported by insureds,

•	the impact of these losses on our reinsurers and the amount and timing of reinsurance recoverables actually received,

•	the cost of building materials and labor to reconstruct properties following a catastrophic event, and

•	complex coverage and regulatory issues such as whether losses occurred from storm surge or flooding and related lawsuits;

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

•

Combined Insurance Company of America (Combined Insurance) and its subsidiaries, or any other acquisitions made by us, performing differently than expected or the failure to realize anticipated expense-related efficiencies from acquisitions;

•

developments in global financial markets, including changes in interest rates, stock markets, and other financial markets, and foreign currency exchange rate fluctuations, which could affect our statement of operations, investment portfolio, and financing plans;

•

risks associated with our re-domestication to Switzerland, including anticipated reduced flexibility with respect to certain aspects of capital management and the potential for additional regulatory burdens;

•	the potential impact from government-mandated insurance coverage for acts of terrorism;

•	the availability of borrowings and letters of credit under our credit facilities;

•	changes in the distribution or placement of risks due to increased consolidation of insurance and reinsurance brokers;

•	material differences between actual and expected assessments for guaranty funds and mandatory pooling arrangements;

•	the effects of investigations into market practices in the property and casualty (P&C) industry;

•	changing rates of inflation and other economic conditions, for example, recession;

•	the amount of dividends received from subsidiaries;

•	loss of the services of any of our executive officers without suitable replacements being recruited in a reasonable time frame;

•	the ability of our technology resources to perform as anticipated; and

•	management’s response to these factors and actual events (including, but not limited to, those described above).

The words “believe,” “anticipate,” “estimate,” “project,” “should,” “plan,” “expect,” “intend,” “hope,” “will likely result,” or “will continue,” and variations thereof and similar expressions, identify forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

ACE and its direct and indirect subsidiaries are a global insurance and reinsurance organization, servicing the insurance needs of commercial and individual customers in more than 140 countries and jurisdictions. Our product and geographic diversification differentiates us from the vast majority of our competitors and has been a source of stability during periods of industry volatility. Our long-term business strategy focuses on sustained growth in book value achieved through a combination of underwriting and investment income. By doing so, we provide value to our clients and shareholders through the utilization of our substantial capital base in the insurance and reinsurance markets.

Redomestication to Zurich, Switzerland

On July 10, 2008, and July 14, 2008, our shareholders approved proposals submitted by our Board of Directors to change our jurisdiction of incorporation from the Cayman Islands to Zurich, Switzerland (the Continuation). As a result of the Continuation, we are deregistered in the Cayman Islands and are now subject to Swiss corporate law. We do not expect the re-domestication to have a material impact on the way we operate our business or on our financial condition or results of operations.

In connection with the Continuation, we changed the currency in which the par value of Ordinary Shares was stated from U.S. dollars to Swiss francs and increased the par value of Ordinary Shares from $0.041666667 to CHF 33.74 (the New Par Value) through a conversion of all issued Ordinary Shares into “stock” and re-conversion of the stock into Ordinary Shares with a par value equal to the New Par Value (the Par Value Conversion). The Par Value Conversion was followed immediately by a stock dividend, to effectively return shareholders to the number of Ordinary Shares held before the Par Value Conversion. Upon the effectiveness of the Continuation, our Ordinary Shares became Common Shares. Notwithstanding the change of the currency in which the par value of Common Shares is stated, we continue to use U.S. dollars as our reporting and functional currency for preparing our Consolidated Financial Statements. In accordance with SEC Staff Accounting Bulletin 4, Equity Accounts, changes in capital structure of this nature that occur after the balance sheet date but before the release of the Consolidated Financial Statements must be given retroactive effect in the reported balance sheet. Accordingly, the Consolidated Financial Statements for the quarter ended June 30, 2008, included in this quarterly report on Form 10-Q, reflect the increase in par value. For purposes of the Consolidated Financial Statements, the increase in par value was accomplished by a corresponding reduction first to retained earnings and second to additional paid-in capital to the extent that the increase in par value exhausted retained earnings at the balance sheet date. Under Swiss corporate law, we are required to declare and pay dividends, including distributions through a reduction in par value, in Swiss francs, which we expect to convert via our transfer agent into U.S. dollars for distribution to shareholders. For the foreseeable future, we expect to pay dividends as a repayment of share capital in the form of a reduction in par value or qualified paid-in capital, which would not be subject to Swiss withholding tax. Refer to “Liquidity and Capital Resources” below and Note 14 to our Consolidated Financial Statements for more information.

The Combined Insurance Acquisition

On April 1, 2008, ACE acquired all of the outstanding shares of Combined Insurance and certain of its subsidiaries from AON Corporation for $2.56 billion. ACE financed the transaction through a combination of available cash, the use of reverse repurchase agreements, and new private and public long-term debt (refer to “Capital Resources” for more information). Combined Insurance, which was founded in 1919 and headquartered in Glenview, Illinois, is a leading underwriter and distributor of specialty individual accident and supplemental health insurance products targeted to middle income consumers in the U.S., Europe, Canada, and Asia Pacific. Combined Insurance serves more than four million policyholders worldwide. This acquisition has diversified our accident and health (A&H) distribution capabilities by adding thousands of agents, while almost doubling our A&H franchise. We believe this will provide significant long-term growth opportunities. Our A&H operations have represented an increasing portion of our business in recent years. Within our A&H operations (including Combined Insurance), our primary business is personal accident. We are not in the primary health care business. Our products include, but are not limited to, accidental death, accidental disability, supplemental medical, hospital indemnity, and income protection coverages. With respect to our supplemental medical and hospital indemnity products, we typically pay fixed amounts for claims and are therefore insulated from rising health care costs. ACE recorded the acquisition using the purchase method of accounting. The interim Consolidated Financial Statements include the results of Combined Insurance beginning April 1, 2008. The acquisition generated $723 million of goodwill and other intangible assets, based on ACE’s preliminary purchase price allocation. The Combined Insurance results were included in our Insurance – Overseas General segment or Life Insurance and Reinsurance segment according to the nature of the business written. Results from Combined Insurance’s North American operations are included in ACE’s Life Insurance and Reinsurance segment and the results from Combined Insurance’s international operations are included in ACE’s Insurance – Overseas General segment. Refer to Note 3 to our Consolidated Financial Statements for more information.

Market Conditions

The P&C industry is little changed from the first quarter of 2008. We are in a period of excess underwriting capacity, as defined by availability of capital and, as a result, prices are declining globally across all lines and territories, with little exception, although pricing conditions vary by line and country.

Our global A&H business continues to grow, and has also benefited from favorable foreign exchange impact. Our P&C business generally faces difficult underwriting conditions globally, offset by growth in continental Europe, Latin America, and Asia. A number of our specialty businesses in the U.S. where we judge the pricing to be reasonable relative to risk, experienced growth in the quarter ended June 30, 2008. These include errors and omissions (E&O), international coverages for small U.S. companies doing business overseas, our crop/hail business, and our political risk business in North America and the U.K. We are declining business in other areas where competitive pressures are reducing prices to unreasonable levels. Our Lloyd’s based wholesale business decreased given competitive marine, property and aviation market conditions. Our U.S. wholesale casualty business, inland marine, retail workers’ compensation, and our commercial Directors & Officers (D&O), and on the reinsurance side our casualty and risk property business decreased. U.S. catastrophe-related pricing, particularly for wind exposure, has remained reasonably disciplined. We believe the weak market conditions will continue for the foreseeable future. Overall, the market continues to become more competitive despite the increased risks presented by the slowing economy and inflation. We are focused on holding our renewal business and writing less new business – we will continue to drive for growth in those areas we believe will provide an adequate rate of return while curtailing or eliminating other areas. As we have stated previously, we believe our global platform affords us opportunities for growth not available to smaller or less diversified insurance companies, particularly in this difficult environment.

Refer to “Overview” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2007 (2007 Form 10-K).

Fair Value Measurements

We partially adopted the provisions of Financial Accounting Standard No. 157, Fair Value Measurements (FAS 157) on January 1, 2008. FAS 157 defines fair value as the price to sell an asset or transfer a liability in an orderly transaction between market participants and establishes a three-level valuation hierarchy in which inputs into valuation techniques used to measure fair value are classified. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. Inputs in Level 1 are unadjusted quoted prices for identical assets or liabilities in active markets. Level 2 includes inputs other than quoted prices included within Level 1 that are observable for assets or liabilities either directly or indirectly. Level 2 inputs include, among other items, quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and inputs other than quoted prices that are observable for the asset or liability such as interest rates and yield curves. Level 3 inputs are unobservable and reflect our judgments about assumptions that market participants would use in pricing an asset or liability. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

At June 30, 2008, our Level 3 assets represented approximately 3.7 percent of our assets measured at fair value, and 2.0 percent of our total assets. Our Level 3 liabilities represented approximately 98 percent of our liabilities measured at fair value, and less than one percent of our total liabilities, at June 30, 2008. During the quarter ended June 30, 2008, we transferred $95 million out of Level 3. The following is a description of the valuation measurements used for our financial instruments (Levels 1, 2, and 3) carried or disclosed at fair value, as well as the general classification of such financial instruments pursuant to the valuation hierarchy.

•

Fixed maturities with active markets such as U.S. Treasury and agency securities are classified within Level 1 as fair values are based on quoted market prices. For fixed maturities that trade in less active markets, including corporate and municipal securities, fair values are based on the output of “pricing matrix models”, the significant inputs into which include, but are not limited to, yield curves, credit risks and spreads, measures of volatility, and prepayment speeds. These fixed maturities are classified within Level 2. Our pricing incorporates back-testing of valuation techniques as a standard part of our process. Fixed maturities for which pricing is unobservable are classified within Level 3.

•

Equity securities with active markets are classified within Level 1 as fair values are based on quoted market prices. For nonpublic equity securities, fair values are based on market valuations and are classified within Level 2.

•

Short-term investments, which comprise securities due to mature within one year of the date of purchase, that are traded in active markets are classified within Level 1 as fair values are based on quoted market prices. Securities such as commercial paper and discount notes are classified within Level 2 because these securities are typically not actively traded due to their approaching maturity and, as such, their cost approximating par value.

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

•

For actively traded investment derivative instruments, including futures, options, and exchange-traded forward contracts, we obtain quoted market prices to determine fair value. As such, these instruments are included within Level 1. Forward contracts that are not exchange-traded are priced using a pricing matrix model principally employing observable inputs and, as such, are classified within Level 2. Our position in interest rate and credit default swaps is typically classified within Level 3.

•

We maintain positions in other derivative instruments including option contracts designed to limit exposure to a severe equity market decline, which would cause an increase in expected claims and, therefore, reserves for guaranteed minimum death benefits (GMDB) and guaranteed minimum income benefits (GMIB) reinsurance business. The fair value of the majority of our positions in other derivative instruments is based on significant observable inputs including equity security and interest rate indices. Accordingly, these are classified within Level 2. Our position in credit default swaps is typically included within Level 3.

•

For GMIB reinsurance, we estimate fair value using an internal valuation model which includes the use of management estimates and current market information. The cumulative effect of partially adopting FAS 157 resulted in a reduction to retained earnings of $4 million related to an increase in risk margins included in the valuation of certain GMIB contracts. The fair value depends on a number of inputs, including changes in interest rates, changes in equity markets, changes in market volatility, changes in policyholder behavior, and changes in policyholder mortality. The model and related assumptions are continuously re-evaluated by management and enhanced, as appropriate, based upon improvements in modeling techniques and availability of more timely market information, such as market conditions and demographics of in-force annuities. The two most significant policyholder behavior assumptions include lapse rates and annuitization rates using the guaranteed benefit (GMIB annuitization rate). A lapse rate is the percentage of in-force policies surrendered in a given calendar year. All else equal, as lapse rates increase, ultimate claim payments will decrease. The GMIB annuitization rate is the percentage of policies for which the customer will elect to annuitize using the guaranteed benefit provided under the GMIB. All else equal, as GMIB annuitization rates increase, ultimate claim payments will increase, subject to treaty claim limits. Assumptions regarding lapse rates and GMIB annuitization rates differ by treaty but the underlying methodology to determine rates applied to each treaty is comparable. The assumptions regarding lapse and GMIB annuitization rates determined for each treaty are based on a dynamic calculation that uses several underlying factors. The effect of changes in key market factors on assumed lapse and annuitization rates is principally based on historical experience for variable annuity contracts as well as considerable judgment, particularly for newer benefits with limited historical experience. We view our variable annuity reinsurance business as having a similar risk profile to that of catastrophe reinsurance, with the probability of a cumulative long-term economic net loss relatively small. However, in the short run, adverse changes in market factors will have an adverse impact on both life underwriting income and our net income, which may be material. Because of the significant use of unobservable inputs including policyholder behavior, GMIB reinsurance is classified within Level 3. Refer to the “Critical Accounting Estimates – Guaranteed minimum income benefits derivatives” and “Quantitative and Qualitative Disclosures about Market Risk – Reinsurance of GMIB and GMDB guarantees” in our 2007 Form 10-K.

Our net income is directly impacted by changes in the reserves calculated in connection with the reinsurance of variable annuity guarantees, primarily GMDB and GMIB. These reserves are calculated in accordance with AICPA Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Non-traditional Long-duration Contracts and for Separate Accounts (SOP 03-1). Changes in these reserves are reflected as future policy benefits, which is included in life underwriting income. In addition, our net income is directly impacted by the change in the fair value of the GMIB liability, which is classified as a derivative according to Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). The fair value liability established for a GMIB reinsurance contract represents the difference between the fair value of the contract and the SOP 03-1 reserves. Changes in the fair value of the GMIB liability, net of associated changes in the calculated SOP 03-1 reserves, are reflected as realized gains or losses.

During the three and six months ended June 30, 2008, we recorded $75 million of net realized gains and $130 million of net realized losses, respectively, in connection with changes in reported liabilities on GMIB reinsurance carried at fair value. For the quarter ended June 30, 2008, the change was caused by favorable market conditions, including an increase in long-term interest rates, and a decrease in implied volatility for both equity markets and interest rates. The change for the six months ended June 30, 2008, which resulted in net realized losses, was caused by adverse financial market conditions, primarily poor equity market performance.

The SOP 03-1 reserves and fair value liability calculations are directly affected by market factors, the most significant of which are equity levels, interest rate levels, and implied equity volatilities. The table below shows the sensitivity, as of June 30, 2008, of the SOP 03-1 reserves and fair value liability associated with the variable annuity guarantee reinsurance portfolio. Note that the change in the fair value liability includes offsetting changes in the fair value of specific derivative instruments held to partially offset the risk in the variable annuity guarantee reinsurance portfolio. These derivatives do not receive hedge accounting treatment.

	10% Worldwide Equity Decrease	Impact of 100 bp Decrease in Interest Rates	Long-term Equity Implied Volatility Up 2%
	(in millions of U.S. dollars)
Increase in SOP 03-1 reserves/reduction in Life underwriting income	$30	$12	$—
Increase in fair value liability, net	107	198	31

Reduction in net income	$137	210	$31

The table above demonstrates, for example, that a 10 percent decrease in worldwide equities would reduce our life underwriting income by $30 million and cause a net realized loss of $107 million, for a total reduction in net income of $137 million. The sensitivity of the liabilities to market risks will change over time and these changes could be significant. Factors affecting the sensitivities include changes in account values and guaranteed values of the variable annuity policies reinsured; receipt of reinsurance premium and payment of reinsurance claims; policyholder deaths, lapses, withdrawals, and asset reallocation; the addition of new reinsurance treaties; changes in equity and interest rate levels and volatility; model changes and improvements; and the passage of time.

Note 4 to our Consolidated Financial Statements presents a break-down of our financial instruments carried or disclosed at fair value by valuation hierarchy as well as a roll-forward of Level 3 financial instruments for the three and six months ended June 30, 2008.

Mortgage-backed and Asset-backed Securities

Our sub-prime portfolio represented less than one percent of our investment portfolio at June 30, 2008, and we hold no collateralized debt obligations or collateralized loan obligations. Additional details on the mortgage-backed and asset-backed components of our investment portfolio at June 30, 2008, are provided below:

Mortgage-backed and Asset-backed Securities

Market Value

(in millions of U.S. dollars)

	S&P Credit Rating
	AAA	AA	A	BBB	BB and below	Total
Mortgage-backed securities
Residential mortgage-backed (RMBS)
GNMA	$377	$—	$—	$—	$—	$377
FNMA	5,066	—	—	—	—	5,066
Freddie Mac	2,035	—	—	—	—	2,035

Total agency RMBS	7,478	—	—	—	—	7,478
Non-agency RMBS	2,712	9	1	10	—	2,732

Total RMBS	10,190	9	1	10	—	10,210
Commercial mortgage-backed	2,440	4	10	4	—	2,458

Total mortgage-backed securities	$12,630	$13	$11	$14	$—	$12,668

Asset-backed securities
Sub-prime	$103	$6	$5	$—	$—	$114
Credit Cards	62	—	16	8	—	86
Autos	537	31	8	6	—	582
Other	252	1	4	—	1	258

Total asset-backed securities	$954	$38	$33	$14	$1	$1,040

Mortgage-backed and Asset-backed Securities

Amortized Cost

(in millions of U.S. dollars)

	S&P Credit Rating
	AAA	AA	A	BBB	BB and below	Total
Mortgage-backed securities
Residential mortgage-backed (RMBS)
GNMA	$376	$—	$—	$—	$—	$376
FNMA	5,054	—	—	—	—	5,054
Freddie Mac	2,020	—	—	—	—	2,020

Total agency RMBS	7,450	—	—	—	—	7,450
Non-agency RMBS	2,881	10	1	10	—	2,902

Total RMBS	10,331	10	1	10	—	10,352
Commercial mortgage-backed	2,475	4	10	3	—	2,492

Total mortgage-backed securities	$12,806	$14	$11	$13	$—	$12,844

Asset-backed securities
Sub-prime	$109	$6	$5	$—	$—	$120
Credit Cards	61	—	16	8	—	85
Autos	534	32	8	6	—	580
Other	253	1	5	1	1	261

Total asset-backed securities	$957	$39	$34	$15	$1	$1,046

Consolidated Operating Results – Three and Six Months Ended June 30, 2008 and 2007

As discussed previously, on April 1, 2008, we acquired all outstanding shares of Combined Insurance and certain of its subsidiaries. As such, consolidated operating results for the three and six months ended June 30, 2008, include the results of the acquired Combined Insurance business from April 1, 2008.

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
	(in millions of U.S. dollars)
Net premiums written	$3,598	$3,082	$6,752	$6,352
Net premiums earned	3,428	3,008	6,368	6,090
Net investment income	532	471	1,021	922
Net realized gains (losses)	(126)	(11)	(479)	5

Total revenues	$3,834	$3,468	$6,910	$7,017

Losses and loss expenses	1,895	1,793	3,474	3,653
Future policy benefits	89	33	152	69
Policy acquisition costs	569	434	1,037	851
Administrative expenses	461	356	836	712
Interest expense	62	42	108	88
Other (income) expense	(125)	(4)	(110)	—

Total expenses	$2,951	$2,654	$5,497	$5,373

Income before income tax	883	814	1,413	1,644
Income tax expense	137	165	290	294

Net income	$746	$649	$1,123	$1,350

Net premiums written, which reflect the premiums we retain after purchasing reinsurance protection, increased 17 percent and 6 percent in the three and six months ended June 30, 2008, compared with the prior year periods. Net premiums written were bolstered by the inclusion of the acquired Combined Insurance business which added $404 million to our total net premiums written in the three and six months ended June 30, 2008. In addition, our recently acquired ACE Private Risk Services unit added $38 million and $147 million to our net premiums written in the three and six months ended June 30, 2008, respectively. The quarter ended June 30, 2008, also included approximately $69 million of net premiums written related primarily to large structured programs, including $109 million related to a structured professional liability reinsurance transaction written in the second quarter of 2008, partially offset by premium adjustments of approximately $44 million, reflecting better than expected loss experience on several loss sensitive programs. The six months ended June 30, 2007, included $168 million in net premiums written and earned relating to a one-time large assumed loss portfolio transfer written in the first quarter of 2007. Overall, we have continued to experience very competitive conditions across most lines of business and regions of operation, offset by a favorable foreign exchange impact and growth in our international A&H business.

The following table provides a consolidated breakdown of net premiums earned by line of business for the periods indicated.

	Three Months Ended June 30				Six Months Ended June 30
	2008	% of total	2007	% of total	2008	% of total	2007	% of total
	(in millions of U.S. dollars, except for percentages)
Property and all other	$982	29%	$923	31%	$1,863	29%	$1,782	29%
Casualty	1,451	42%	1,584	52%	2,949	46%	3,331	55%

Subtotal	2,433	71%	2,507	83%	4,812	75%	5,113	84%
Personal accident (A&H)	875	25%	414	14%	1,336	21%	802	13%
Life	120	4%	87	3%	220	4%	175	3%

Net premiums earned	$3,428	100%	$3,008	100%	$6,368	100%	$6,090	100%

Net premiums earned reflect the portion of net premiums written that were recorded as revenues for the period as the exposure period expires. Net premiums earned increased 14 percent and 5 percent in the three and six months ended June 30, 2008, respectively, compared with the prior year periods. As discussed, the increase was primarily related to the inclusion of the acquired Combined Insurance business which added $401 million to our total net premiums earned. ACE Private Risk Services added $35 million and $73 million to our net premiums earned in the three and six months ended June 30, 2008, respectively. The three and six months ended June 30, 2008, were negatively impacted by premium adjustments totaling $44 million reflecting better than expected loss experience on several loss sensitive programs. The six months ended June 30, 2007, included $168 million in net premiums earned relating to a one-time large assumed loss portfolio transfer (included under casualty in the prior year periods). As noted above, our A&H business continues to report growth.

Net investment income increased 13 percent and 11 percent in the three and six months ended June 30, 2008, respectively, compared with the prior year periods. This increase was primarily due to the investment of positive operating cash flows which have resulted in a higher overall average invested asset base. Refer to “Net Investment Income” and “Investments”.

In evaluating our segments excluding Life Insurance and Reinsurance, we use the combined ratio, the loss and loss expense ratio, the policy acquisition cost ratio, and the administrative expense ratio. We calculate these ratios by dividing the respective expense amounts by net premiums earned. We do not calculate these ratios for the Life Insurance and Reinsurance segment as we do not use these measures to monitor or manage that segment. The combined ratio is determined by adding the loss and loss expense ratio, the policy acquisition cost ratio, and the administrative expense ratio. A combined ratio under 100 percent indicates underwriting income and a combined ratio exceeding 100 percent indicates underwriting losses.

The following table shows our consolidated loss and loss expense ratio, policy acquisition ratio, administrative expense ratio, and combined ratio for the periods indicated.

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Loss and loss expense ratio	58.5%	61.4%	57.1%	61.8%
Policy acquisition cost ratio	16.5%	14.5%	16.3%	14.0%
Administrative expense ratio	12.8%	11.7%	12.8%	11.6%

Combined ratio	87.8%	87.6%	86.2%	87.4%

The following table shows the impact of catastrophe losses, prior period development, and other significant events on our loss and loss expense ratio for the periods indicated.

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Loss and loss expense ratio, as reported	58.5%	61.4%	57.1%	61.8%
Catastrophe losses	(1.9)%	(2.9)%	(1.5)%	(2.0)%
Prior period development	3.4%	1.4%	4.8%	1.0%
Large assumed loss portfolio transfer	—	—	—	(1.0)%

Loss and loss expense ratio, adjusted	60.0%	59.9%	60.4%	59.8%

We recorded $58 million and $89 million in net catastrophe losses in the three and six months ended June 30, 2008, respectively, compared with $81 million and $115 million in the prior year periods, respectively. For the three and six months ended June 30, 2008, our catastrophe losses were primarily related to floods in the U.S. Prior period development arises from changes to loss estimates recognized in the current year that relate to loss reserves first reported in previous calendar years and excludes the effect of losses from the development of earned premium from previous accident years. We experienced $104 million and $285 million of net favorable prior period development in the three and six months ended June 30, 2008, respectively. This compares with net favorable prior period development of $40 million and $58 million in the three and six months ended June 30, 2007, respectively. The favorable prior period development was the net result of several underlying favorable and adverse movements. Overall, the loss and loss expense ratio, adjusted, has increased over the prior year periods by approximately three percentage points due to unfavorable market conditions. This increase is included in the adjusted loss ratio in the above table and is being reduced by the positive impact that the increasing mix of ACE International’s A&H business and Combined Insurance has on the current period loss ratios. A&H experiences lower loss ratios relative to P&C business, and the increased concentration of A&H to the overall P&C business, has reduced the adjusted loss ratio by approximately 1.0 percentage point. Additionally, the six months ended June 30, 2007, was negatively impacted by the large assumed loss portfolio transfer which was written at a higher loss ratio compared with other types of business. This contract added approximately one percentage point to the prior period’s loss and loss expense ratio.

Our policy acquisition costs include commissions, premium taxes, underwriting, and other costs that vary with, and are primarily related to, the production of premium. Administrative expenses include all other operating costs. Our policy acquisition cost ratio increased significantly in the three and six months ended June 30, 2008, compared with the prior year periods. The increase was primarily related to the growth in A&H business, including the recently acquired Combined Insurance business, which is predominantly A&H. A&H business typically attracts higher commission rates than traditional P&C business. For the six months ended June 30, 2008, the increase in policy acquisition costs also included the impact of higher acquisition costs on ACE Westchester’s crop/hail business, reflecting more profitable crop/hail results on final settlement. This generated a higher profit share commission which added approximately 0.7 percentage points to our policy acquisition cost ratio in the six months ended June 30, 2008. Additionally, for the three and six months ended June 30, 2008, we experienced higher costs due to the inclusion of the recently acquired ACE Private Risk Services unit which typically generates a higher acquisition cost ratio than our commercial P&C business. Our administrative expenses increased in the three and six months ended June 30, 2008, compared with the prior year periods, primarily due to an adverse foreign exchange impact in our ACE International operations and the inclusion of administrative expenses related to the recently acquired Combined Insurance and ACE Private Risk Services. We continue to focus on reducing expenses where possible.

Our effective income tax rate, which we calculate as income tax expense divided by income before income tax, is dependent upon the mix of earnings from different jurisdictions with various tax rates. A change in the geographic mix of earnings would change the effective income tax rate. Our effective tax rate was 15 percent and 20 percent in the three and six months ended June 30, 2008, respectively. This compares with an effective tax rate of 20 percent and 18 percent in the three and six months ended June 30, 2007, respectively. The six months ended June 30, 2008, was adversely impacted by large realized losses on investments and derivatives. The first quarter of 2007 benefited from a decrease in our liability for unrecognized tax benefits and also experienced a higher proportion of net income earned in lower-tax paying jurisdictions.

Prior Period Development

The favorable prior period development of $104 million and $40 million during the quarters ended June 30, 2008 and 2007, respectively, was the net result of several underlying favorable and adverse movements. In the sections following the table below, significant prior period movements within each reporting segment are discussed in more detail. The following table summarizes prior period development, (favorable) and adverse, by segment and claim-tail attribute for the periods indicated.

Three months ended June 30:	Long-tail	Short-tail	Total	% of net unpaid reserves*
	(in millions of U.S. dollars, except for percentages)
2008
Insurance – North American	$7	$(30)	$(23)	0.2%
Insurance – Overseas General	(39)	(15)	(54)	0.8%
Global Reinsurance	(3)	(24)	(27)	1.0%

Total	$(35)	$(69)	$(104)	0.4%

2007
Insurance – North American**	$(47)	$41	$(6)	0.0%
Insurance – Overseas General	(4)	(27)	(31)	0.5%
Global Reinsurance	2	(5)	(3)	0.1%

Total	$(49)	$9	$(40)	0.2%

*	Calculated based on the segment beginning of period net unpaid loss and loss expense reserves.
**	Insurance – North American: $52 million of workers’ compensation industrial accident/catastrophe was reclassified from short-tail to long-tail.

Six months ended June 30:	Long-tail	Short-tail	Total	% of net unpaid reserves*
	(in millions of U.S. dollars, except for percentages)
2008
Insurance – North American	$13	$(159)	$(146)	1.0%
Insurance – Overseas General	(42)	(56)	(98)	1.5%
Global Reinsurance	(4)	(37)	(41)	1.5%

Total	$(33)	$(252)	$(285)	1.2%

2007
Insurance – North American**	$(50)	$54	$4	0.0%
Insurance – Overseas General	1	(53)	(52)	0.8%
Global Reinsurance***	(2)	(8)	(10)	0.4%

Total	$(51)	$(7)	$(58)	0.3%

*	Calculated based on the segment beginning of period net unpaid loss and loss expense reserves.
**	Insurance – North American: $52 million of workers’ compensation industrial accident/catastrophe was reclassified from short-tail to long-tail.
***	Global Reinsurance: $5 million of workers’ compensation industrial accident/catastrophe was reclassified from short-tail to long-tail.

Insurance – North American

Insurance – North American experienced $23 million of net favorable prior period development in the quarter ended June 30, 2008, compared with net favorable prior period development of $6 million in the prior year quarter. The net prior period development for the quarter ended June 30, 2008, was the net result of underlying adverse and favorable movements.

•	Net adverse development of $7 million on long-tail business including:

•

Adverse development of $15 million in our national accounts workers’ compensation portfolios comprised of two items of significance. First, favorable development of $47 million arising on accident year 2007, due to the absence of multi-claimant events such as industrial accidents. The majority of our exposure for these perils falls under our national accounts high deductible and excess product lines. We evaluate this exposure on an annual basis, after the accident year has closed, allowing for the late reporting or identification of significant losses and for an initial assessment of the accident year. Our review in 2008 of potential 2007 events, coupled with our initial assessment of the accident year has led to a decrease in our estimate of the required provision for these claims. Second, adverse development of $62 million relating to 2003 and prior accident years. This development was the direct result of reported loss activity greater than expected in our prior review. During the past year, a targeted open case reserve review was conducted by our claims staff. This review identified a relatively small number of large case reserve revisions primarily due to increased medical costs and lengthened life expectancies which contributed to our change in estimates.

•

Favorable development of $19 million in our national accounts commercial auto and general liability product lines impacting accident years 2003 and prior. The exposures affected were written on an excess basis. The combination of continued lower than expected reported incurred loss activity for the 2001-2003 accident years as well as increased weight on loss development reserving methods as these years mature has driven the majority of the improvement in projected ultimate losses.

•

Adverse development of $9 million on a run-off portfolio of assumed reinsurance impacting the 1998-2000 accident years. The change was largely attributable to bordereaux received during the quarter ended June 30, 2008, on a single cedant currently in liquidation.

•

Favorable development of $17 million on a run-off portfolio of fronted programs impacting the 2001 and prior accident years. During the quarter ended June 30, 2008, an account reconciliation was completed on the programs from the date of inception. It was determined that a combination of duplicate loss processing and unregistered reinsurance recoveries on paid losses had led to an overstatement of the required reserves for this product line in prior quarters.

•

Adverse development of $29 million on a portfolio of primary casualty business written by ACE Westchester impacting the 2002-2004 accident years. This adverse activity was a function of higher than expected loss and allocated expenses on business that has a heavy concentration of exposure to commercial contractors. In the past few quarters, both paid and incurred development patterns for the tail period beyond 60 months have developed worse than industry benchmark factors which formed the basis for our projections in prior analyses.

•

Favorable development of $19 million on excess casualty and umbrella business in our ACE Westchester unit primarily impacting accident years 2002-2004. This favorable activity was a function of a shift in weighting from expected loss based reserving methods to direct projections of ultimate losses as this long tailed exposure begins to mature for these accident periods.

•

Adverse development of $10 million on an ACE Bermuda professional lines claim in accident year 2001 as a result of a review in the quarter ended June 30, 2008, that identified significant erosion below our attachment.

•	Net favorable development of $30 million on short-tail business including:

•	Favorable development of $11 million on the ACE Westchester crop/hail business relating to the recording of the April 2008 bordereau largely impacting the 2007 accident year.

•

Favorable settlements of $15 million on ACE Bermuda property claims mainly in accident years 2005-2007 as a result of favorable claims experience. A review of all open claims was performed this quarter, which concluded that actual experience to date had been more favorable than the assumptions used to establish the reserves for the open claims.

The net prior period development for the quarter ended June 30, 2007, was the net result of several underlying favorable and adverse movements.

•	Net favorable development of $47 million on long-tail business including:

•	Net favorable development on three long-tail workers’ compensation portfolios in the amount of $34 million:

•

The first portfolio, a run-off book of first dollar workers’ compensation written through a managing general agent, impacted the 2000-2003 accident years. During the latter half of 2006 and into the first half of 2007, all open claim files were reviewed on this portfolio and adjustments to case reserves were recorded. This claims activity was greater than our expectations leading to a $6 million increase in our estimates of ultimate claims.

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

•

Favorable development of $52 million arising from ACE USA’s national accounts long-tail workers’ compensation business, primarily for the 2006 accident year. Reported losses for large claims including multi-claimant industrial accidents on our high deductible and excess business have been better than expected to date through June 30, 2007, and in the quarter ended June 30, 2007.

•

Favorable development on national accounts long-tail casualty lines of $21 million for the 2002-2004 accident years. This business is generally written excess of a self insured retention or deductible and therefore, losses tend to be slow to emerge and develop. Loss activity over the 12 months ended June 30, 2007, had been favorable relative to expectations and, as the loss history matures and gains credibility, we have assigned greater weight towards experience-based methods than the expected loss ratio method.

•	Net adverse development of $41 million on short-tail business including:

•

Adverse development based on an appeals court ruling rendered during the quarter ended June 30, 2007, whereby our liabilities for future costs for two related short-tail claims from a run-off financial guaranty program were re-evaluated and increased by $20 million.

•

Favorable settlements of $5 million relating to the 2006 crop year in our crop/hail short-tail product line. This prior period crop/hail movement was the direct result of the loss amounts in loss reports issued during the second quarter of 2007 being lower than our preliminary estimate.

•

Adverse development on the 2005 accident year hurricanes in the amount of $29 million. This was primarily due to a small number of losses on excess policies that reached settlement in the quarter for amounts in excess of our case reserves prompting an adjustment to our projection of ultimate losses during the quarter ended June 30, 2007. These hurricanes present complex and unique causation and coverage issues. These issues continued to be present at June 30, 2007, and may have a further material adverse impact on our financial results after that date.

Insurance – Overseas General

Insurance – Overseas General experienced $54 million of net favorable prior period development in the quarter ended June 30, 2008, compared with net favorable prior period development of $31 million in the prior year quarter. The net prior period development for the quarter ended June 30, 2008, was the net result of several underlying favorable and adverse movements.

•	Net favorable development of $39 million on long-tail business including:

•

Favorable development of $38 million primarily in our U.K. and Ireland primary and miscellaneous casualty books mainly in accident years 2005 and prior. Continued lower than expected reported incurred loss activity for these accident years has driven the majority of the improvement in projected ultimate losses.

•	Net favorable development of $15 million on short-tail business including:

•

Net favorable prior period development of $21 million comprised of $27 million favorable development on short-tail property, fire, tech, and marine lines primarily in accident years 2005-2007 in ACE Europe, offset by $6 million adverse development on property claims for ACE Global Markets mainly in years 2006 and 2007. This net favorable development was driven by lower frequency and severity of late reported claims than anticipated in the previous reserve review. The length of the payment and reporting patterns for the short-tail property, fire, and marine lines is such that a credible adjustment to the prior accident year can be made six months after the end of the prior year based on actual claim emergence.

•

Adverse prior period development of $17 million in aviation, primarily in accident years 2004-2007, in ACE Global Markets and impacting the products liability and airport liability portfolios. This adverse prior period development was largely driven by upwards revisions to case reserving assumptions on several claims following notifications received during the quarter ended June 30, 2008.

•

Favorable prior period development of $18 million in A&H, primarily in accident years 2005-2007, in Europe. This favorable prior period development was driven by better than expected loss experience relative to prior reserving assumptions. The favorable experience arose in direct marketing and group A&H businesses across several countries with no particular underlying trend identifiable.

•

Adverse prior period development of $6 million in marine, primarily following an adverse court ruling during the quarter ended June 30, 2008, on a claim arising on a policy written in 2001 at ACE Global Markets.

The net prior period development for the quarter ended June 30, 2007, was the net result of several underlying favorable and adverse movements:

•	Net favorable development of $4 million on long-tail business across many lines and years.

•	Net favorable development of $27 million on short-tail business including:

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

Global Reinsurance

Global Reinsurance experienced $27 million of net favorable prior period development in the quarter ended June 30, 2008, compared with $3 million of net favorable prior period development in the prior year quarter. The net prior period development for the quarter ended June 30, 2008, was the net result of several underlying favorable and adverse movements.

•	Net favorable development of $3 million on long-tail business across many lines and years. The larger movements include:

•	Adverse development of $4 million for U.S. Professional Liability/D&O resulting from an increase in reserves due to sub-prime losses.

•

Favorable development of $4 million for workers’ compensation catastrophe business in ACE Tempest Re USA mainly in accident years 2003-2005. For workers’ compensation catastrophe business, a review of the remaining open claims was performed by the actuarial department in conjunction with the claims department. The conclusions of that review recommended the release of reserves.

•	Net favorable development of $24 million on short-tail business including:

•

Favorable prior period development of $12 million for trade credit business in ACE Tempest Re USA in accident years 2004 and prior. The release was the result of an exposure study that was concluded in second quarter and continued favorable loss emergence.

•

Favorable prior period development of $4 million for property business in ACE Tempest Re USA in accident years 2003-2007. For U.S. Property, the reserve release reflects continued favorable development in the quarter on the underlying book of reserves and the short-tail nature of the line.

•

Net favorable development of $8 million, primarily driven by $3 million favorable development from aviation exposures in ACE Tempest Re Europe across accident years 2004-2007. The release was driven by lower than expected frequency of claims relative to the reserving assumptions.

The net prior period development for the quarter ended June 30, 2007, was the net result of several underlying favorable and adverse movements:

•	Adverse development of $3 million on long-tail business in the 2002 year due to worse than expected claims development.

•	Net favorable development of $5 million on short-tail business including:

•	Favorable development of $9 million from short-tail business in years 2006 and prior as a result of claims closing or better than expected claims development in recent quarters prior to June 30, 2007.

•	Adverse development of $3 million from short-tail business in years 2003 and 2006 due to specific large claims.

Segment Operating Results – Three and Six Months Ended June 30, 2008 and 2007

The discussions that follow include tables, which show our segment operating results for the three and six months ended June 30, 2008 and 2007. In presenting our segment operating results, we have discussed our performance with reference to underwriting results which is a non-GAAP measure. We consider this measure, which may be defined differently by other companies, to be important in understanding our overall results of operations. Underwriting results are calculated by subtracting losses and loss expenses, future policy benefits, policy acquisition costs, and administrative expenses from net premiums earned. We use underwriting results and operating ratios to monitor the results of our operations without the impact of certain factors, including net investment income, other (income) expense, interest expense, income tax expense, and net realized gains (losses). We believe the use of these measures enhances the understanding of our results of operations by highlighting the underlying profitability of our insurance and reinsurance businesses. Underwriting results should not be viewed as a substitute for measures determined in accordance with GAAP.

We operate through the following business segments: Insurance – North American, Insurance – Overseas General, Global Reinsurance, and Life Insurance and Reinsurance. As discussed previously, we completed the acquisition of all of the outstanding shares of Combined Insurance and certain of its subsidiaries on April 1, 2008. As such, segment operating results for the three and six months ended June 30, 2008, include the results of the acquired Combined Insurance business from April 1, 2008. The Combined Insurance results are included in our Insurance – Overseas General segment or Life Insurance and Reinsurance segment according to the nature of the business written. Results from Combined Insurance’s North American operations are included in ACE’s Life Insurance and Reinsurance segment and the results from Combined Insurance’s international operations are included in ACE’s Insurance – Overseas General segment. For more information on each of our segments refer to “Segment Information”, under Item 1 of our 2007 Form 10-K.

Insurance – North American

The Insurance – North American segment comprises our operations in the U.S., Canada, and Bermuda. This segment includes the operations of ACE USA (including ACE Canada), ACE Westchester, ACE Bermuda, and various run-off operations, including Brandywine Holdings Corporation (Brandywine Holdings). In addition, beginning in the quarter ended March 31, 2008, Insurance – North American includes ACE Private Risk Services, our recently acquired underwriting unit that provides personal lines coverages (homeowners, automobile) for high net worth clients.

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
	(in millions of U.S. dollars)
Net premiums written	$1,511	$1,497	$2,871	$3,011
Net premiums earned	1,365	1,455	2,719	2,994
Losses and loss expenses	962	1,016	1,831	2,127
Policy acquisition costs	129	128	290	244
Administrative expenses	131	130	266	263

Underwriting income	$143	$181	$332	$360

Net investment income	282	257	551	498
Net realized gains (losses)	(105)	15	(166)	52
Other (income) expense	3	1	3	10
Income tax expense	106	115	229	243

Net income	$211	$337	$485	$657

Loss and loss expense ratio	70.5%	69.8%	67.3%	71.1%
Policy acquisition cost ratio	9.5%	8.8%	10.7%	8.1%
Administrative expense ratio	9.5%	8.9%	9.8%	8.8%

Combined ratio	89.5%	87.5%	87.8%	88.0%

Net premiums written for the Insurance – North American segment increased one percent and decreased five percent in the three and six months ended June 30, 2008, respectively, compared with the prior year periods. The quarter ended June 30, 2008, included approximately $69 million of net premiums written related primarily to large structured programs, including $109 million related to a structured professional liability reinsurance transaction written in the second quarter of 2008, partially offset by premium adjustments of approximately $44 million, reflecting better than expected loss experience on several loss sensitive programs. The three and six months ended June 30, 2008, were also bolstered by our recently acquired ACE Private Risk Services unit which added $38 million and $147 million, respectively, to this segment’s net premiums written. For the six months ended June 30, 2008, the decrease in net premiums written was primarily due to a decrease in assumed loss portfolio business – the first quarter of 2007 included a one-time large assumed loss portfolio transfer, which produced approximately $168 million of net premiums written and earned. ACE USA, this segment’s U.S.–based retail division, experienced competitive conditions across the majority of its units, resulting in lower new and renewal business, particularly for large risk accounts. ACE Westchester, our wholesale operation, reported increased production in its crop/hail business due to higher commodity prices, offset by continued weakness in its casualty and inland marine units. With respect to crop/hail, we are one of the largest writers of crop insurance in the U.S. and mitigate our exposure to heavy losses through reinsurance provided by the U.S. government as well as stop-loss coverage purchased from the private market. ACE Bermuda experienced declines in its excess liability, property, and D&O business, primarily due to our declining of business submitted to us with unfavorable rates relative to risk exposure.

The following two tables provide a line of business and entity/divisional breakdown of Insurance – North American’s net premiums earned for the periods indicated.

	Three Months Ended June 30				Six Months Ended June 30
	2008	% of total	2007	% of total	2008	% of total	2007	% of total
	(in millions of U.S. dollars, except for percentages)
Line of Business
Property and all other	$357	26%	$347	24%	$663	24%	$641	21%
Casualty	946	69%	1,054	72%	1,934	71%	2,249	75%
Personal accident (A&H)	62	5%	54	4%	122	5%	104	4%

Net premiums earned	$1,365	100%	$1,455	100%	$2,719	100%	$2,994	100%

Entity/Business
ACE USA	$926	68%	$1,016	70%	$1,898	70%	$2,152	72%
ACE Westchester	315	23%	342	24%	568	21%	646	21%
ACE Bermuda	89	6%	97	6%	180	6%	196	7%
ACE Private Risk Services	35	3%	—	—	73	3%	—	—

Net premiums earned	$1,365	100%	$1,455	100%	$2,719	100%	$2,994	100%

ACE USA’s net premiums earned decreased 9 percent and 12 percent in the three and six months ended June 30, 2008, respectively, compared with the prior year periods. The decline in net premiums earned was primarily due to decreases in middle-market workers’ compensation business and large risk accounts. The three and six months ended June 30, 2008, were negatively impacted by premium adjustments totaling $44 million reflecting better than expected loss experience for several loss sensitive programs. These decreases were partially offset by growth in ACE USA’s professional liability, specialty casualty and A&H units, as well as favorable foreign exchange impact in the Canadian operations. Additionally, as discussed above, the prior year first quarter included a non-renewable assumed loss portfolio transfer which generated $168 million in net premiums earned. ACE Westchester’s net premiums earned decreased 8 percent and 12 percent in the three and six months ended June 30, 2008, respectively, compared with the prior year periods. This decrease was primarily in the casualty and inland marine lines due to lower production, partly offset by increased crop/hail earnings on the strength of higher commodity prices. ACE Bermuda’s net premiums earned decreased eight percent in the three and six months ended June 30, 2008, compared with the prior year periods, primarily due to lower production. The three and six months ended June 30, 2008, include premiums from ACE Private Risk Services, which we formed in the first quarter of 2008.

The following table shows the impact of catastrophe losses, prior period development, and other significant events on this segment’s loss and loss expense ratio for the periods indicated.

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Loss and loss expense ratio, as reported	70.5%	69.8%	67.3%	71.1%
Catastrophe losses	(1.6)%	(1.1)%	(1.3)%	(0.6)%
Prior period development	1.7%	0.4%	5.4%	(0.1)%
Large assumed loss portfolio transfer	—	—	—	(1.6)%

Loss and loss expense ratio, adjusted	70.6%	69.1%	71.4%	68.8%

Insurance – North American’s net catastrophe losses were $22 million and $37 million in the three and six months ended June 30, 2008, respectively, compared with $16 million in the three and six months ended June 30, 2007. The catastrophe losses for the three and six months ended June 30, 2008, were primarily related to floods and severe weather in the U.S. Insurance – North American experienced net favorable prior period development of $23 million and $146 million in the three and six months ended June 30, 2008, respectively. This compares with net favorable prior period development of $6 million in the quarter ended June 30, 2007, and net unfavorable prior period development of $4 million in the six months ended June 30, 2007. For the six months ended June 30, 2008, Insurance – North American’s loss and loss expense ratio was positively impacted by the final settlement of 2007 crop year results for ACE Westchester, which reduced the segment’s loss and loss expense ratio by approximately four percentage points in the six months ended June 30, 2008. With respect to ACE Westchester’s heavily ceded crop/hail business, during the first quarter of each year, the previous crop year is settled based on actual experience. The settlement for the quarter ended March 31, 2008, reduced Insurance – North American’s losses and loss expenses by approximately $105 million and, as discussed below, gave rise to $44 million in profit share commission. Refer to “Prior Period Development” for more information. The first quarter of 2007 was negatively impacted by the large assumed loss portfolio transfer which was written at a higher loss ratio compared with other types of business. This contract added approximately 1.6 percentage points to the loss and loss expense ratio for the six months ended June 30, 2007. After considering the impact of the 2007 loss portfolio transfer and the crop settlement, the loss and loss expense ratio, adjusted, has increased from the prior year periods due primarily to competitive market conditions and increasing loss cost trends. The three and six months ended June 30, 2008, benefited from an adjustment to claim expense reserves at ACE Westchester, which reduced our loss and loss expenses by $30 million in the second quarter of 2008. During the quarter ended June 30, 2007, we had a $16 million release for a bad debt provision, principally for a specific reinsurance recoverable we now expect to collect.

Insurance – North American’s policy acquisition cost ratio increased in the three and six months ended June 30, 2008, compared with the prior year periods. For the three and six months ended June 30, 2008, the increase in the policy acquisition cost ratio relates to the inclusion of the recently acquired ACE Private Risk Services unit which typically generates a higher acquisition cost ratio than our commercial P&C business. For the six months ended June 30, 2008, the increase was primarily related to higher acquisition costs on ACE Westchester’s crop/hail business, reflecting more profitable crop/hail results on the first quarter final settlement as well as increased crop/hail production in the quarter ended June 30, 2008. This required a higher profit share commission which added approximately 1.6 percentage points to Insurance – North American’s policy acquisition cost ratio in the six months ended June 30, 2008. The prior year periods benefited from lower premium taxes due to reassessment of obligations for premium-based assessments and guaranty funds. In addition, for the six months ended June 30, 2007, the assumed loss portfolio transfer written in the prior year period as noted above, gave rise to low acquisition costs, which is typical for these transactions.

Insurance – North American’s administrative expense ratio increased in the three and six months ended June 30, 2008, primarily due to the inclusion of the recently acquired ACE Private Risk Services unit. For the quarter ended June 30, 2008, administrative expenses benefited from higher net profits from ESIS (third party claim services), which we include in administrative expenses.

Insurance – Overseas General

The Insurance – Overseas General segment consists of ACE International, which comprises our network of indigenous insurance operations, the wholesale insurance operations of ACE Global Markets, our London market underwriting unit including Lloyd’s Syndicate 2488 (2008 capacity of £330 million) and the international A&H and life business of Combined Insurance. This segment has four regions of operations: ACE European Group, which is comprised of ACE Europe and ACE Global Markets branded business, ACE Asia Pacific, ACE Far East, and ACE Latin America. Combined Insurance distributes specialty individual accident and supplemental health insurance products targeted to middle income consumers in Europe and Asia Pacific.

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
	(in millions of U.S. dollars)
Net premiums written	$1,443	$1,166	$2,788	$2,358
Net premiums earned	1,439	1,141	2,662	2,253
Losses and loss expenses	715	614	1,308	1,178
Future policy benefits	5	—	5	—
Policy acquisition costs	323	230	568	454
Administrative expenses	208	162	381	324

Underwriting income	$188	$135	$400	$297

Net investment income	134	111	251	215
Net realized gains (losses)	(58)	(27)	(141)	(53)
Other (income) expense	(17)	1	(20)	4
Income tax expense	38	58	85	98

Net income	$243	$160	$445	$357

Loss and loss expense ratio	50.0%	53.9%	49.3%	52.3%
Policy acquisition cost ratio	22.4%	20.1%	21.3%	20.1%
Administrative expense ratio	14.5%	14.2%	14.3%	14.4%

Combined ratio	86.9%	88.2%	84.9%	86.8%

Insurance – Overseas General’s net premiums written increased 24 percent and 18 percent in the three and six months ended June 30, 2008, compared with the prior year periods. The increases were primarily related to our recent acquisition of Combined Insurance which added $135 million of net premiums written and favorable foreign exchange impact at ACE International due to the strengthening of the euro relative to the U.S. dollar (refer to the table below for the impact of foreign exchange on net premiums written and earned). ACE International continues to report growth in its A&H business, particularly in Latin America (Mexico, Chile, and Colombia) and Asia Pacific (Thailand, Korea, and Australia). On the P&C side, ACE International reported growth in emerging markets in Europe and the Middle East, Asia Pacific, and Latin America, offset by declines in the U.K. ACE Global Markets reported lower production in most product lines, particularly property, aviation, financial lines, and political risks, primarily due to competitive conditions.

The following two tables provide a line of business and entity/divisional breakdown of Insurance – Overseas General’s net premiums earned for the periods indicated.

	Three Months Ended June 30				Six Months Ended June 30
	2008	% of total	2007	% of total	2008	% of total	2007	% of total
	(in millions of U.S. dollars, except for percentages)
Line of Business
Property and all other	$470	33%	$422	37%	$920	35%	$824	37%
Casualty	403	28%	359	31%	775	29%	731	32%
Personal accident (A&H)	566	39%	360	32%	967	36%	698	31%

Net premiums earned	$1,439	100%	$1,141	100%	$2,662	100%	$2,253	100%

Entity/Division
ACE Europe	$573	40%	$490	43%	$1,086	41%	$960	43%
ACE Asia Pacific	185	13%	152	13%	363	13%	306	13%
ACE Far East	105	7%	92	8%	205	8%	181	8%
ACE Latin America	201	14%	159	14%	394	15%	311	14%

ACE International	1,064	74%	893	78%	2,048	77%	1,758	78%
ACE Global Markets	240	17%	248	22%	479	18%	495	22%
Combined Insurance International	135	9%	—	—	135	5%	—	—

Net premiums earned	$1,439	100%	$1,141	100%	$2,662	100%	$2,253	100%

Insurance – Overseas General’s net premiums earned increased 26 percent and 18 percent in the three and six months ended June 30, 2008, respectively, compared with the prior year periods. The increases were primarily driven by favorable foreign exchange impact on ACE International business as well as $135 million of new business relating to our recent acquisition of Combined Insurance. ACE International’s net premiums earned increased 19 percent and 16 percent in the three and six months ended June 30, 2008, respectively, compared with the prior year periods. This segment continues to benefit from current and recent growth in its A&H business, particularly in ACE Asia Pacific and ACE Latin America. For several years, these regions have been successfully utilizing unique and innovative distribution channels to grow their A&H customer base. Our A&H business is mainly personal accident with some supplemental medical cover, typically paying fixed amounts for claims, and is therefore insulated from rising health care costs. Following decreased production over the last year, ACE Global Markets reported decreases in net premiums earned of three percent in the three and six months ended June 30, 2008, compared with the prior year periods.

Insurance – Overseas General conducts business internationally and in most major foreign currencies. The following table summarizes the approximate effect of changes in foreign currency exchange rates on the growth of net premiums written and earned, excluding Combined Insurance, for the periods indicated.

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Net premiums written:
Growth in original currency	4.6%	5.3%
Foreign exchange effect	7.7%	7.2%

Growth as reported in U.S. dollars	12.3%	12.5%

Net premiums earned:
Growth in original currency	5.7%	4.7%
Foreign exchange effect	8.6%	7.5%

Growth as reported in U.S. dollars	14.3%	12.2%

The following table shows the impact of catastrophe losses and prior period development on this segment’s loss and loss expense ratio for the periods indicated.

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Loss and loss expense ratio, as reported	50.0%	53.9%	49.3%	52.3%
Catastrophe losses	(1.7)%	(5.4)%	(1.5)%	(3.4)%
Prior period development	3.7%	2.7%	3.7%	2.3%

Loss and loss expense ratio, adjusted	52.0%	51.2%	51.5%	51.2%

Net catastrophe losses were $25 million and $40 million in the three and six months ended June 30, 2008, respectively. This compares with net catastrophe losses of $58 million and $73 million in the three and six months ended June 30, 2007. The catastrophe losses for the current periods were primarily associated with tornadoes in the U.S. and the earthquake in China. Insurance – Overseas General experienced net favorable prior period development of $54 million and $98 million in the three and six months ended June 30, 2008, respectively, compared with net favorable prior period development of $31 million and $52 million, respectively, in the prior year periods. Refer to “Prior Period Development” for more information. Our loss and loss expense ratio will tend to decrease on a comparative basis as the proportion of A&H business to P&C business grows. We expect that this trend will continue in the future as we continue to grow our A&H franchise. A&H business typically experiences a much lower loss and loss expense ratio (and a higher policy acquisition cost ratio) than traditional P&C business. The impact of both the growth in A&H business relative to P&C and the addition of Combined Insurance resulted in a 1.9 percentage point decrease in the adjusted loss ratios for the three and six months ended June 30, 2008. After considering this impact, the adjusted loss ratios in the current periods are increasing over the comparable prior year periods due to deteriorating market conditions.

Insurance – Overseas General’s policy acquisition cost ratio increased in the three and six months ended June 30, 2008, compared with the prior year periods, primarily due to the growth in A&H business and the impact of the recently acquired Combined Insurance business, which is predominantly A&H business. A&H business typically attracts higher commission rates than traditional P&C business. In addition, changes to ACE International’s reinsurance structure in its financial lines resulted in reduced ceding commissions which had the effect of increasing policy acquisition costs. ACE Global Markets continued to experience a decline in its policy acquisition cost ratio primarily due to reduced gross commission costs associated with our political risks and energy business together with higher ceding commissions on energy. Insurance – Overseas General’s administrative expense ratio was relatively stable in the three and six months ended June 30, 2008, compared with the prior year periods, primarily due to successful expense management. Administrative expenses increased primarily due to unfavorable foreign exchange impact and the inclusion of administrative expenses related to the recently acquired Combined Insurance business.

Global Reinsurance

The Global Reinsurance segment represents ACE’s reinsurance operations, comprising ACE Tempest Re Bermuda, ACE Tempest Re USA, ACE Tempest Re Europe, and ACE Tempest Re Canada. Global Reinsurance markets its reinsurance products worldwide under the ACE Tempest Re brand name and provides a broad range of coverages to a diverse array of primary P&C companies.

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
	(in millions of U.S. dollars)
Net premiums written	$270	$332	$614	$808
Net premiums earned	257	325	520	668
Losses and loss expenses	108	163	225	348
Policy acquisition costs	54	64	108	130
Administrative expenses	14	16	29	33

Underwriting income	$81	$82	$158	$157

Net investment income	79	66	152	132
Net realized gains (losses)	(20)	(7)	(65)	(1)
Other (income) expense	1	2	1	3
Income tax expense	11	7	15	14

Net income	$128	$132	$229	$271

Loss and loss expense ratio	42.1%	50.1%	43.3%	52.0%
Policy acquisition cost ratio	21.0%	19.9%	20.8%	19.5%
Administrative expense ratio	5.5%	5.0%	5.6%	5.0%

Combined ratio	68.6%	75.0%	69.7%	76.5%

Global Reinsurance’s net premiums written decreased 19 percent and 24 percent in the three and six months ended June 30, 2008, respectively, compared with the prior year periods. For the three and six months ended June 30, 2008, Global Reinsurance continued to experience intense competition across the majority of its regions of operations. This segment reported decreased net premiums written due to declines in production as cedants generally opted to increase risk retention, which resulted in increased competition and rate reductions.

The following two tables provide a line of business and entity/divisional breakdown of Global Reinsurance’s net premiums earned for the periods indicated.

	Three Months Ended June 30				Six Months Ended June 30
	2008	% of total	2007	% of total	2008	% of total	2007	% of total
	(in millions of U.S. dollars, except for percentages)
Line of Business
Property and all other	$39	15%	$72	22%	$97	19%	$148	22%
Casualty	102	40%	171	53%	240	46%	351	53%
Property catastrophe	116	45%	82	25%	183	35%	169	25%

Net premiums earned	$257	100%	$325	100%	$520	100%	$668	100%

Entity/Division
ACE Tempest Re Bermuda	$70	27%	$87	27%	$137	26%	$175	26%
ACE Tempest Re USA	128	50%	177	55%	261	50%	364	55%
ACE Tempest Re Europe	55	21%	60	18%	114	22%	127	19%
ACE Tempest Re Canada	4	2%	1	—	8	2%	2	—

Net premiums earned	$257	100%	$325	100%	$520	100%	$668	100%

Global Reinsurance’s net premiums earned decreased 21 percent and 22 percent in the three and six months ended June 30, 2008, respectively, compared with the prior year periods, primarily due to lower production. ACE Tempest Re Bermuda reported a decline in net premiums earned due to greater than anticipated rate reductions, cedants increasing their risk retention, and decreases in offered capacity. ACE Tempest Re USA and ACE Tempest Re Europe reported declines in net premiums earned, primarily due to lower production throughout 2007 and 2008.

The following table shows the impact of catastrophe losses and prior period development on this segment’s loss and loss expense ratio for the periods indicated.

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Loss and loss expense ratio, as reported	42.1%	50.1%	43.3%	52.0%
Catastrophe losses	(4.2)%	(2.1)%	(2.3)%	(3.7)%
Prior period development	10.3%	1.0%	7.9%	1.6%

Loss and loss expense ratio, adjusted	48.2%	49.0%	48.9%	49.9%

Global Reinsurance reported $11 million and $12 million of net catastrophe losses in the three and six months ended June 30, 2008, respectively. This compares with net catastrophe losses of $7 million and $26 million in the three and six months ended June 30, 2007, respectively. The catastrophe losses incurred during the quarter ended June 30, 2008, were primarily related to floods in the U.S. Global Reinsurance experienced net favorable prior period development of $27 million and $41 million in the three and six months ended June 30, 2008, respectively. This compares with net favorable prior period development of $3 million and $10 million in the three and six months ended June 30, 2007, respectively. Refer to “Prior Period Development” for more detail. The reduction in the adjusted loss ratio in the table above has been impacted by both business mix trends as well as the non-renewal of higher loss cost reinsurance treaties.

The policy acquisition cost ratio increased in the three and six months ended June 30, 2008, primarily due to changes in the type of contracts written. Administrative expenses decreased for the three and six months ended June 30, 2008 due to lower staffing costs; the administrative expense ratio increased during the same periods due to the decrease in net premiums earned.

Life Insurance and Reinsurance

The Life Insurance and Reinsurance segment includes the operations of ACE Tempest Life Re (ACE Life Re), ACE International Life, and the domestic A&H and life business of Combined Insurance. Combined Insurance distributes specialty individual accident and supplemental health insurance products that are targeted to middle income consumers in the U.S. and Canada. We assess the performance of our life insurance and reinsurance business based on life underwriting income which includes net investment income.

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
	(in millions of U.S. dollars)
Net premiums written	$374	$87	$479	$175
Net premiums earned	367	87	467	175
Loss and loss expenses	110	—	110	—
Future policy benefits	84	33	147	69
Policy acquisition costs	63	12	71	23
Administrative expenses	69	12	82	24
Net investment income	40	14	55	26

Life underwriting income	81	44	112	85
Net realized gains (losses)	64	(1)	(122)	(5)
Other (income) expense	4	—	4	—
Income tax expense (benefit)	12	1	10	(1)

Net income (loss)	$129	$42	$(24)	$81

The following table provides a line of business breakdown of Life Insurance and Reinsurance’s net premiums earned for the periods indicated.

	Three Months Ended June 30				Six Months Ended June 30
	2008	% of total	2007	% of total	2008	% of total	2007	% of total
	(in millions of U.S. dollars, except for percentages)
Line of Business
Personal accident (A&H)	$247	67%	$—	—	$247	53%	$—	—
Life insurance	35	10%	19	22%	55	12%	40	23%
Life reinsurance	85	23%	68	78%	165	35%	135	77%

Net premiums earned	$367	100%	$87	100%	$467	100%	$175	100%

Life underwriting income increased 84 percent and 32 percent in the three and six months ended June 30, 2008, respectively, compared with the prior year periods. The increases are primarily related to the inclusion of the operating results of the acquired Combined Insurance business as of April 1, 2008, the date of the acquisition. ACE Life Re reported stable life underwriting income for the quarter ended June 30, 2008, compared with the prior year quarter. For the six months ended June 30, 2008, ACE Life Re’s life underwriting income decreased compared with the prior year period as its benefit reserves increased primarily due to poor worldwide equity market performance. Benefit reserves reflect the expected value of future claims on earned premium exposures and fluctuate with movements in equity indices and interest rates. The net realized gains (losses) relate primarily to changes in reported liabilities on GMIB reinsurance carried at fair value. For the quarter ended June 30, 2008, the change was caused by favorable market conditions, including an increase in long-term interest rates, and a decrease in implied volatility for both equity markets and interest rates. The changes for the six months ended June 30, 2008, which resulted in net realized losses, were caused by adverse financial market conditions, primarily poor equity market performance. Refer to “Fair Value Measurements” for more information.

Net Investment Income

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
	(in millions of U.S. dollars)
Fixed maturities	$502	$436	$971	$850
Short-term investments	30	33	57	66
Equity securities	29	20	49	33
Other	(3)	6	(9)	13

Gross investment income	558	495	1,068	962
Investment expenses	(26)	(24)	(47)	(40)

Net investment income	$532	$471	$1,021	$922

Net investment income is influenced by a number of factors, including the amounts and timing of inward and outward cash flows, the level of interest rates, and changes in overall asset allocation. Net investment income includes accretion from the new cost basis of securities for which other than temporary impairments have been recorded. Net investment income increased 13 percent and 11 percent in the three and six months ended June 30, 2008, respectively, compared with the prior year periods. The increase in net investment income is primarily due to several years of positive operating cash flows which have resulted in a higher overall average invested asset base. The investment portfolio’s average market yield on fixed maturities was 5.6 percent and 5.7 percent at June 30, 2008 and 2007, respectively. Other includes changes in fair value of trading securities included within rabbi trusts maintained for compensation plans.

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

The following table presents our pre-tax net realized and unrealized gains (losses) for the periods indicated.

	Three months ended June 30, 2008			Three months ended June 30, 2007
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact
	(in millions of U.S. dollars)
Fixed maturities and short-term investments	$(198)	$(469)	$(667)	$(63)	$(462)	$(525)
Equity securities	13	(75)	(62)	51	34	85
Foreign currency gains (losses)	12	—	12	1	—	1
Other	3	(11)	(8)	2	13	15
Derivatives:
Equity and fixed income derivatives	(16)	—	(16)	(7)	—	(7)
Fair value adjustment on insurance derivatives	60	—	60	5	—	5

Subtotal derivatives	44	—	44	(2)	—	(2)

Total gains (losses)	$(126)	$(555)	$(681)	$(11)	$(415)	$(426)

	Six months ended June 30, 2008			Six months ended June 30, 2007
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact
	(in millions of U.S. dollars)
Fixed maturities and short-term investments	$(303)	$(653)	$(956)	$(84)	$(405)	(489)
Equity securities	(41)	(231)	(272)	85	33	118
Foreign currency gains (losses)	18	—	18	1	—	1
Other	(23)	(16)	(39)	12	33	45
Derivatives:
Equity and fixed income derivatives	(25)	—	(25)	(14)	—	(14)
Fair value adjustment on insurance derivatives	(105)	—	(105)	5	—	5

Subtotal derivatives	(130)	—	(130)	(9)	—	(9)

Total gains (losses)	$(479)	$(900)	$(1,379)	$5	$(339)	(334)

For a sensitivity discussion of the effect of changes in interest rates and equity indices on the fair value of derivatives and the resulting impact on our net income, refer to Item 7A. of our 2007 Form 10-K.

We regularly review our investment portfolio for possible impairment based on criteria including economic conditions, credit loss experience, and issuer-specific developments. If there is a decline in a security’s net realizable value, we must determine whether that decline is temporary or “other-than-temporary”. The process of determining whether a decline in value is temporary or “other-than-temporary” requires considerable judgment and differs depending on whether or not the security is traded on a public market as well as by type of security. We review all of our fixed maturities and equity securities for potential impairment each quarter. Refer to Note 5 to the Consolidated Financial Statements, which includes a table that summarizes all of our securities in an unrealized loss position at June 30, 2008. Refer to Note 3 e) to the Consolidated Financial Statements included in our 2007 Form 10-K for criteria we consider in assessing potential impairment.

When a security is in an unrealized loss position for twelve consecutive months, management’s policy is to no longer assert that it intends to hold the security to recovery. Our net realized gains (losses) in the three and six months ended June 30, 2008, included write-downs of $210 million and $399 million, respectively, as a result of conditions which caused us to conclude that the decline in fair value was “other-than-temporary”. The impairments were primarily due to increased equity market volatility and fixed income securities in an unrealized loss position for greater than 12 months reflecting global interest rate conditions, including widening credit spreads on corporate and structured credit investments. Credit-related impairments were approximately $28 million for the quarter ended June 30, 2008. For the three and six months ended June 30, 2007, write-downs amounted to $16 million and $54 million, respectively. A breakdown of write-downs by security type is included in Note 5 b) to the Consolidated Financial Statements.

Our net realized and unrealized loss in the three and six months ended June 30, 2008 included approximately $660 million and $830 million, respectively, of decline in our investment grade fixed income portfolio and approximately $12 million and $137 million, respectively, on our high yield bond portfolio.

Other Income and Expense Items

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
	(in millions of U.S. dollars)
Equity in net income of partially-owned companies	$(130)	$(14)	$(114)	$(27)
Minority interest expense	1	1	4	3
Federal excise tax	6	2	7	12
Other	(2)	7	(7)	12

Other (income) expense	$(125)	$(4)	$(110)	$—

Other (income) expense is primarily comprised of our equity in net income of Assured Guaranty Ltd. (AGO), included in equity in net income of partially-owned companies. During 2008, AGO recorded mark-to-market realized gains in its credit derivatives portfolio, our portion of which was $106 million and $70 million for the three and six months ended June 30, 2008, respectively. These gains were reported as net realized gains by AGO. Our relationship with AGO is limited to our equity investment, which had a carrying value of $481 million at June 30, 2008. We conduct no financial guaranty business directly or with AGO and we retain no financial guaranty exposures with AGO. Other income and expense also includes certain federal excise taxes incurred as a result of capital management initiatives. These transactions are considered capital in nature and are excluded from underwriting results.

Investments

Our investment portfolio is invested primarily in fixed income securities with an average credit quality of AA, as rated by the independent investment rating service Standard and Poor’s (S&P). The portfolio is externally managed by independent, professional investment managers. The average duration of our fixed income securities, including the effect of options and swaps, was 3.7 years at June 30, 2008, and December 31, 2007. We estimate that a 100 basis point (bps) increase in interest rates would reduce our book value by approximately $1.5 billion at June 30, 2008. Our “Other investments” are principally comprised of direct investments, investment funds, and limited partnerships. Our exposure to sub-prime asset backed securities was $114 million at June 30, 2008, which represented less than one percent of our investment portfolio. We do not expect any material investment loss from our exposure to sub-prime mortgages. We hold no collateralized debt obligations or collateralized loan obligations in our investment portfolio.

The following table shows the fair value and cost/amortized cost of our invested assets at June 30, 2008, and December 31, 2007.

	June 30, 2008		December 31, 2007
	Fair Value	Cost/ Amortized Cost	Fair Value	Cost/ Amortized Cost
	(in millions of U.S. dollars)
Fixed maturities available for sale	$34,870	$35,355	$33,184	$32,994
Fixed maturities held to maturity	2,932	2,932	3,015	2,987
Short-term investments	3,137	3,137	2,631	2,631

	40,939	41,424	38,830	38,612
Equity securities	1,490	1,502	1,837	1,618
Other investments	1,414	1,182	1,140	880

Total investments	$43,843	$44,108	$41,807	$41,110

The fair value of our total investments increased $2 billion during the six months ended June 30, 2008. The increase was primarily due to the investing of operating cash flows and the net addition of Combined Insurance’s investment portfolio. This was partially offset by unrealized depreciation on investments, the payment of dividends on the Common and Preferred Shares, and redemption of the Preferred Shares. Other investments increased primarily due to additional funding of limited partnerships and investment funds.

The following tables show the market value of our fixed maturities and short-term investments at June 30, 2008, and December 31, 2007. The first table lists investments according to type and the second according to S&P credit rating.

	June 30, 2008		December 31, 2007
	Market Value	Percentage of Total	Market Value	Percentage of Total
	(in millions of U.S. dollars)		(in millions of U.S. dollars)
Treasury	$1,043	2%	$1,145	3%
Agency	1,730	4%	1,820	5%
Corporate	10,080	25%	9,015	23%
Mortgage-backed securities	12,668	31%	13,733	35%
Asset-backed securities	1,040	2%	1,150	3%
Municipal	1,950	5%	1,844	5%
Non-U.S.	9,291	23%	7,492	19%
Short-term investments	3,137	8%	2,631	7%

Total	$40,939	100%	$38,830	100%

AAA	$24,740	60%	$24,553	63%
AA	4,285	10%	3,747	10%
A	5,572	14%	4,590	12%
BBB	3,463	9%	3,297	8%
BB	1,390	3%	1,073	3%
B	1,416	4%	1,481	4%
Other	73	—	89	—

Total	$40,939	100%	$38,830	100%

Reinsurance Recoverable on Ceded Reinsurance

The composition of our reinsurance recoverable on losses and loss expenses at June 30, 2008, and December 31, 2007, is as follows:

	June 30 2008	December 31 2007
	(in millions of U.S. dollars)
Reinsurance recoverable on unpaid losses and loss expenses	$13,418	$13,990
Provision for uncollectible reinsurance on unpaid losses and loss expenses	(486)	(470)

Reinsurance recoverable on unpaid losses and loss expenses, net of a provision for uncollectible reinsurance	12,932	13,520
Reinsurance recoverable on paid losses and loss expenses	1,085	1,050
Provision for uncollectible reinsurance on paid losses and loss expenses	(178)	(216)

Net reinsurance recoverable on losses and loss expenses	$13,839	$14,354

We evaluate the financial condition of our reinsurers and potential reinsurers on a regular basis and also monitor concentrations of credit risk with reinsurers. The provision for uncollectible reinsurance is required principally due to the failure of reinsurers to indemnify us, primarily because of disputes under reinsurance contracts and insolvencies. The decrease in reinsurance recoverable was due to a decrease in gross and ceded IBNR for catastrophe losses, the settlement of ACE Westchester’s heavily ceded crop/hail business in the first quarter of 2008 as the previous crop year was settled based on favorable actual experience, collections on active business, and collections on run-off business of approximately $321 million. The acquisition of Combined Insurance added $33 million to our reinsurance recoverable.

Unpaid losses and loss expenses

As an insurance and reinsurance company, we are required, by applicable laws and regulations and GAAP, to establish loss and loss expense reserves for the estimated unpaid portion of the ultimate liability for losses and loss expenses under the terms of our policies and agreements with our insured and reinsured customers. The estimate of the liabilities includes provision for claims that have been reported but unpaid at the balance sheet date (case reserves) and for future obligations from claims that have been incurred but not reported (IBNR) at the balance sheet date (IBNR may also include a provision for additional development on reported claims in instances where the case reserve is viewed to be insufficient). The reserves provide for liabilities on the premium earned on policies as of the balance sheet date. The loss reserve also includes an estimate of expenses associated with processing and settling these unpaid claims (loss expenses). At June 30, 2008, our unpaid loss and loss expense reserves were $37.7 billion. The table below presents a roll-forward of our unpaid losses and loss expenses for the indicated periods.

	Gross Losses	Reinsurance Recoverable	Net Losses
	(in millions of U.S. dollars)
Balance at December 31, 2007	$37,112	$13,520	$23,592
Losses and loss expenses incurred	1,659	80	1,579
Losses and loss expenses paid	(1,748)	(601)	(1,147)
Other (including foreign exchange revaluation)	159	71	88

Balance at March 31, 2008	$37,182	$13,070	$24,112
Losses and loss expenses incurred	2,736	841	1,895
Losses and loss expenses paid	(2,620)	(1,024)	(1,596)
Other (including foreign exchange revaluation)	12	12	—
Losses and loss expenses acquired	386	33	353

Balance at June 30, 2008	$37,696	$12,932	$24,764

During the first quarter of 2008 our gross and ceded loss and loss expenses incurred and paid were favorably impacted by the settlement of the crop/hail business resulting in a decrease in the gross reserve of approximately $273 million and the ceded reserves of approximately $215 million. Losses and loss expenses acquired are in connection with the acquisition of Combined Insurance. Net unpaid losses and loss expenses, excluding the acquired losses and loss expenses, increased $299 million in the quarter ended June 30, 2008.

The process of establishing loss reserves for property and casualty claims can be complex and is subject to considerable variability as it requires the use of informed estimates and judgments based on circumstances known at the date of accrual. The following table shows our total reserves segregated between case reserves (including loss expense reserves) and IBNR reserves at June 30, 2008, and December 31, 2007.

	June 30, 2008			December 31, 2007
	Gross	Ceded	Net	Gross	Ceded	Net
	(in millions of U.S. dollars)
Case reserves	$16,270	$6,304	$9,966	$15,625	$6,077	$9,548
IBNR	21,426	6,628	14,798	21,487	7,443	14,044

Total	$37,696	$12,932	$24,764	$37,112	$13,520	$23,592

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

The table below presents a roll forward of our consolidated A&E loss reserves, allocated and unallocated loss expense reserves for A&E exposures, and the provision for uncollectible reinsurance for the quarter ended March 31, 2008.

	Asbestos		Environmental		Total
	Gross	Net(1)	Gross	Net	Gross	Net
	(in millions of U.S. dollars)
Balance at December 31, 2007	$2,942	$1,482	$418	$393	$3,360	$1,875
Incurred activity	—	(11)	—	—	—	(11)
Payment activity	(72)	(12)	(47)	(17)	(119)	(29)
Foreign currency revaluation	1	1	—	—	1	1

Balance at March 31, 2008	$2,871	$1,460	$371	$376	$3,242	$1,836

(1)	The balance at December 31, 2007, was reduced by $10 million to reflect reserve reclassification between Asbestos and Other.

The A&E net loss reserves including allocated and unallocated loss expense reserves and provision for uncollectible reinsurance at March 31, 2008, of $1.836 billion shown in the above table are comprised of $1.29 billion in reserves held by Brandywine run-off companies, $210 million of reserves held by Westchester Specialty, $168 million of reserves held by ACE Bermuda, $147 million of reserves held by Insurance – Overseas General, and $21 million of reserves held by active ACE USA companies.

The net figures in the above table reflect third-party reinsurance other than reinsurance provided by NICO under three aggregate excess of loss contracts described below (collectively, the NICO contracts). We exclude the NICO contracts as they cover non-A&E liabilities as well as A&E liabilities. The split of coverage provided under the NICO contracts for A&E liabilities as compared to non-A&E liabilities is entirely dependant on the timing of the payment of the related claims. Our ability to make an estimate of this split is not practicable. We believe, instead, that the A&E discussion is best provided excluding the NICO contracts, while separately discussing the NICO contracts in relation to the total subject business, both A&E and non-A&E, covered by those contracts. With certain exceptions, the NICO contracts provide coverage for our net A&E incurred losses and allocated loss expenses within the limits of coverage and above ACE’s retention levels. These exceptions include losses arising from certain operations of Insurance–Overseas General and participations by ACE Bermuda as a co-reinsurer or retrocessionaire in the NICO contracts.

Brandywine run-off-impact of NICO contracts on ACE’s run-off liabilities

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

The following table presents a roll forward of net loss reserves, allocated and unallocated loss adjustment expense reserves, and provision for uncollectible reinsurance in respect of Brandywine operations only, including the impact of the Brandywine NICO Agreement. The table presents Brandywine incurred activity for the quarter ended March 31, 2008.

	Brandywine			NICO Coverage(2)	Net of NICO Coverage
	A&E	Other(1)	Total
	(in millions of U.S. dollars)
Balance at December 31, 2007	$1,323	$1,064	$2,387	$1,630	$757
Incurred activity	(11)	25	14	—	14
Payment activity	(22)	(27)	(49)	(51)	2

Balance at March 31, 2008	$1,290	$1,062	$2,352	$1,579	$773

(1)

Other consists primarily of workers’ compensation, non-A&E general liability losses, and provision for uncollectible reinsurance on non-A&E business. The Other reserve balance at December 31, 2007, has been increased by $24 million to reflect final activity on the fourth quarter 2007 NICO bordereau.

(2)	The balance at December 31, 2007, has been increased by $33 million to reflect final activity on the fourth quarter 2007 NICO bordereau.

The Brandywine A&E incurred benefit and the Brandywine Other incurred loss were primarily related to changes in bad debt estimation as a result of our regular revaluation of reinsurer credit ratings and changes in recoverable balances.

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

The internal and external actuarial reviews of our consolidated A&E liabilities are currently being performed and any required adjustment will be recorded in the fourth quarter of 2008.

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

The following table presents a roll forward of net loss reserves, allocated and unallocated loss adjustment expense reserves, and provision for uncollectible reinsurance in respect of 1996 and prior Westchester Specialty operations that are the subject business of the NICO covers. The table presents incurred activity for the period ended March 31, 2008.

	Westchester Specialty			NICO Coverage	Net of NICO Coverage
	A&E(1)	Other(2)	Total
	(in millions of U.S. dollars)
Balance at December 31, 2007	$214	$130	$344	$298	$46
Incurred activity	—	—	—	—	—
Payment activity	(4)	(8)	(12)	(11)	(1)

Balance at March 31, 2008	$210	$122	$332	$287	$45

(1)	The balance at December 31, 2007, has been reduced by $10 million to reflect reserve classification between Asbestos and Other.
(2)	Other consists primarily of non-A&E general liability and products liability losses. Other reserves were increased by $10 million to reflect reserve reclassification between Asbestos and Other.

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

The U.S.-based ACE INA companies assumed two contractual obligations in respect of the Brandywine operations in connection with the Restructuring: a dividend retention fund obligation and a surplus maintenance obligation in the form of an aggregate excess of loss reinsurance agreement. In accordance with the Brandywine restructuring order, INA Financial Corporation established and funded a dividend retention fund (the Dividend Retention Fund) consisting of $50 million plus investment earnings. The full balance of the Dividend Retention Fund was contributed to Century as of December 31, 2002. To the extent future dividends are paid by INA Holdings Corporation to its parent, INA Financial Corporation, and to the extent INA Financial Corporation then pays such dividends to INA Corporation, a portion of those dividends must be withheld to replenish the principal of the Dividend Retention Fund to $50 million within five years. In the quarter ended March 31, 2008, and in the years ended December 31, 2007 and 2006, no such dividends were paid and, therefore, no replenishment of the Dividend Retention Fund occurred. The obligation to maintain and to replenish the Dividend Retention Fund as necessary and to the extent dividends are paid is ongoing until ACE INA receives prior written approval from the Pennsylvania Insurance Commissioner to terminate the fund.

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

Effective December 31, 2004, ACE INA Holdings contributed $100 million to Century in exchange for a surplus note. After giving effect to the contribution and issuance of the surplus note, the statutory surplus of Century at March 31, 2008, was $25 million and approximately $317 million in statutory-basis losses were ceded to the Aggregate Excess of Loss Agreement. Century reports the amount ceded under the Aggregate Excess of Loss Agreement in accordance with statutory accounting principles, which differ from GAAP by, among other things, allowing Century to discount its asbestos and environmental reserves. For GAAP reporting purposes, intercompany reinsurance recoverables related to the Aggregate Excess of Loss Agreement are eliminated upon consolidation. To estimate ACE’s remaining claim exposure under the Aggregate Excess of Loss Agreement on a GAAP basis, we adjust the statutory cession to exclude the discount embedded in statutory loss reserves and we adjust the statutory provision for uncollectible reinsurance to a GAAP basis amount. At March 31, 2008, approximately $569 million in GAAP basis losses were ceded under the Aggregate Excess of Loss Agreement, leaving a remaining limit of coverage under that agreement of approximately $231 million. At December 31, 2007, the remaining limit of coverage under the agreement was $228 million. While we believe ACE has no legal obligation to fund losses above the Aggregate Excess of Loss Agreement limit of coverage, ACE’s consolidated results would nevertheless continue to include any losses above the limit of coverage for so long as the Brandywine companies remain consolidated subsidiaries of ACE.

Uncertainties relating to ACE’s ultimate Brandywine exposure

In addition to the Dividend Retention Fund and Aggregate Excess of Loss Agreement commitments described above, certain ACE entities are primarily liable for asbestos, environmental, and other exposures that they have reinsured to Century. Accordingly, if Century were to become insolvent and ACE were to lose control of Century, some or all of the recoverables due to these ACE companies from Century could become uncollectible, yet those ACE entities would continue to be responsible to pay claims to their insureds or reinsureds. Under such circumstances, ACE would recognize a loss in its consolidated statement of operations. As of March 31, 2008, the aggregate reinsurance balances ceded by the active ACE companies to Century were approximately $1.5 billion. At March 31, 2008, Century’s carried gross reserves (including reserves ceded by the active ACE companies to Century) were $3.4 billion. We believe the intercompany reinsurance recoverables, which relate to liabilities payable over many years (i.e., 25 years or more), are not impaired at this time. A substantial portion of the liabilities ceded to Century by its affiliates have in turn been ceded by Century to NICO and, as of March 31, 2008, approximately $1.6 billion of cover remains on a paid basis. Should Century’s loss reserves experience adverse development in the future and should Century be placed into rehabilitation or liquidation, the reinsurance recoverables due from Century to its affiliates would be payable only after the payment in full of certain expenses and liabilities, including administrative expenses and direct policy liabilities. Thus, the intercompany reinsurance recoverables would be at risk to the extent of the shortage of assets remaining to pay these recoverables. As of March 31, 2008, losses ceded by Century to the active ACE companies and other amounts owed to Century by the active ACE companies were approximately $598 million in the aggregate.

Catastrophe Management

We continue to closely monitor our catastrophe accumulation around the world and have significantly reduced our U.S. wind exposure since 2005. Our modeled annual aggregate 1 in 100 year return period U.S. hurricane probable maximum loss, net of reinsurance is approximately $952 million; i.e., there is a one percent chance that ACE’s losses incurred in any year from U.S. hurricanes could be in excess of $952 million (or approximately six percent of our total shareholders’ equity at June 30, 2008). We estimate that at such hypothetical loss levels, aggregate industry losses would be approximately $133 billion. If the 2005 hurricanes were to recur with similar path and intensity, our net losses on an “as-if” basis would be approximately 30 percent lower. Our modeled single occurrence 1 in 100 return period California earthquake probable maximum loss, net of reinsurance is approximately $630 million; i.e., there is a one percent chance that ACE’s losses incurred in any single California earthquake event could be in excess of $630 million (or approximately four percent of our total shareholders’ equity at June 30, 2008). We estimate that at such hypothetical loss levels, the industry losses would be approximately $37 billion. ACE’s modeled losses reflect our in-force portfolio and reinsurance program as of April 1, 2008, with the inclusion of an additional $75 million catastrophe reinsurance coverage for our U.S. hurricane exposure with an inception date of July 1st, 2008.

The modeling estimates of both ACE and industry loss levels are inherently uncertain owing to key assumptions. First, while the use of third-party catastrophe modeling packages to simulate potential hurricane and earthquake losses is prevalent within the insurance industry, the models are reliant upon significant meteorology, seismology, and engineering assumptions to estimate hurricane and earthquake losses. In particular, modeled hurricane and earthquake events are not always a representation of actual events and ensuing additional loss potential. Second, there is no universal standard in the preparation of insured data for use in the models and the running of the modeling software. Third, we are reliant upon third-party estimates of industry insured exposures and there is significant variation possible around the relationship between ACE’s loss and that of the industry following an event. Fourth, we assume that our reinsurance recoveries following an event are fully collectible. These loss estimates do not represent ACE’s potential maximum exposures and it is highly likely that ACE’s actual incurred losses would vary materially from the modeled estimates.

Crop Insurance

We are, and have been since the 1980’s, one of the leading writers of crop insurance in the U.S. and conduct such business through Rain and Hail L.L.C., a managing general agency (MGA). We provide protection throughout the U.S. and are therefore, geographically diversified which reduces the risk of exposure to heavy accumulation of losses in any one region.

Our crop insurance book comprises two components – multi-peril crop insurance (MPCI) and hail insurance.

The MPCI program is a partnership with the U.S. Department of Agriculture (USDA). The policies cover crop losses due to natural causes such as drought, excessive moisture, hail, wind, frost, insects, and disease. Generally, policies have deductibles ranging from 10 percent to 50 percent of the producer’s liability. The USDA’s Risk Management Agency (RMA) sets the policy terms and conditions, rates and forms, and is also responsible for setting compliance standards. As a participating company, we report all details of policies underwritten to the RMA and are party to a Standard Reinsurance Agreement (SRA), which sets out the relationship between private insurance companies and the federal government concerning the terms and conditions regarding the risks each will bear. In addition to the pro-rata and excess of loss reinsurance protections inherent in the SRA, we cede business on a quota-share basis to third-party reinsurers and further protect our net retained position through the purchase of stop-loss reinsurance in the private market place.

Our hail program is a private offering where we use industry data to develop our own rates and forms for the coverage offered. The policy primarily protects farmers against yield reduction caused by hail and/or fire, and related costs such as transit to storage. We offer various deductibles to allow the grower to partially self-insure for a reduced premium cost. We limit our hail exposures through the use of township liability limits, quota-share reinsurance cessions, and stop-loss reinsurance on our net retained hail business.

On the MPCI business, we recognize net premiums written as we receive acreage reports from the policyholders on the various crops throughout the U.S. The program has specific timeframes as to when producers must report acreage to us. These reports allow us to determine the actual premium associated with the liability that is being planted. Once the net premium written has been booked, the premium is then earned over the growing season for the crops. Given the major crops that are covered in the program, we typically see a substantial written premium impact in the second and third quarter and the earned premium is also more concentrated in the second and third quarters.

On the hail program, the premium is recognized when the policy is issued and the premium for this business is also earned over the coverage period of the policy. Given the very short nature of the growing season, most hail business is typically written in the second and third quarters with the earned premium also more heavily occurring during this time frame.

During the first quarter of each calendar year our MGA reports to us the results from the previous crop year. Typically, this results in an adjustment to the previously estimated losses and loss expenses and profit share commission which impacts our policy acquisition costs. For example, for the quarter ended March 31, 2008, the 2007 crop-year settlement reduced our losses and loss expenses by approximately $105 million and gave rise to $44 million in profit share commission resulting in a net benefit to income of approximately $61 million.

Liquidity

The payments of dividends or other statutorily permissible distributions from our operating companies are subject to the laws and regulations applicable to each jurisdiction, as well as the need to maintain capital levels adequate to support the insurance and reinsurance operations, including financial strength ratings issued by independent rating agencies. During the six months ended June 30, 2008, we were able to meet all of our obligations, including the payment of dividends declared on our Common Shares and Preferred Shares, with our net cash flows and dividends received.

We anticipate that positive cash flows from operations (underwriting activities and investment income) should be sufficient to cover cash outflows under most loss scenarios through 2008. Should the need arise, we generally have access to the capital markets and other available credit facilities. At June 30, 2008, our available credit lines totaled $2.2 billion and usage was $1.4 billion.

We assess which subsidiaries to draw dividends from based on a number of factors. Considerations such as regulatory and legal restrictions as well as the subsidiary’s financial condition are paramount to the dividend decision. The legal restrictions on the payment of dividends from retained earnings by our Bermuda subsidiaries are currently satisfied by the share capital and additional paid-in capital of each of the Bermuda subsidiaries. During the six months ended June 30, 2008, ACE Bermuda declared and paid dividends of $280 million ($168 million in the prior year period), and ACE Tempest Life Re declared and paid dividends of $915 million ($Nil in the prior year period). A portion of the dividends received were used in connection with the acquisition of Combined Insurance. We expect that a majority of our cash inflows for the remainder of 2008 will be from our Bermuda subsidiaries.

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

ACE Limited did not receive any dividends from ACE Global Markets or ACE INA during the six months ended June 30, 2008 and 2007. The debt issued by ACE INA is serviced by statutorily permissible distributions by ACE INA’s insurance subsidiaries to ACE INA as well as other group resources.

Sources of liquidity include cash from operations, routine sales of investments, and financing arrangements. The following is a discussion of our cash flows for the six months ended June 30, 2008 and 2007.

•

Our consolidated net cash flows from operating activities were $2.1 billion in the six months ended June 30, 2008, compared with $2.4 billion for the prior year period. These amounts reflect net income for each period, adjusted for non-cash items and changes in working capital. Net income for the six months ended June 30, 2008, was $1.1 billion compared with $1.3 billion in the prior year period. For the six months ended June 30, 2008, significant adjustments included net realized gains (losses) of $479 million, unearned premiums of $671 million and reinsurance recoverable on loss and loss expenses of $641 million. The unpaid losses and loss expenses and reinsurance recoverable were significantly impacted by the crop/hail business settled during the period. These adjustments were partially offset by an increase in insurance/reinsurance balances receivable and prepaid reinsurance premiums, which resulted in an adjustment to net cash flows from operating activities of $769 million.

•

Our consolidated net cash flows used for investing activities were $3.2 billion in the six months ended June 30, 2008, compared with $2.2 billion for the prior year period. For the indicated periods, net investing activities were related primarily to net purchases and maturities on the fixed maturities portfolio and the acquisition of Combined Insurance of $2.56 billion.

•

Our consolidated net cash flows from financing activities were $1.2 billion in the six months ended June 30, 2008, compared with net cash flows used for financing of $139 million in the prior year period. Net cash flows from financing activities in the six months ended June 30, 2008, include net proceeds from the issuance of $1.9 billion in debt (net of repayment of debt), including $705 million in reverse repurchase agreements. These items were partially offset by $777 million of net cash flows used for financing activities relating to the redemption of our Preferred Shares (refer to “Capital Resources” for more information) and dividends on our Common and Preferred Shares.

Capital Resources

Capital resources consist of funds deployed or available to be deployed to support our business operations. The following table summarizes the components of our capital resources at June 30, 2008, and December 31, 2007.

	June 30 2008	December 31 2007
	(in millions of U.S. dollars, except for percentages)
Short-term debt	$1,050	$372
Long-term debt	3,008	1,811

Total debt	4,058	2,183

Trust preferred securities	309	309

Preferred Shares	—	557
Ordinary shareholders’ equity	16,327	16,120

Total shareholders’ equity	16,327	16,677

Total capitalization	$20,694	$19,169

Ratio of debt to total capitalization	19.6%	11.4%
Ratio of debt plus trust preferred securities to total capitalization	21.1%	13.0%

During the quarter ended March 31, 2008, and the quarter ended December 31, 2007, we executed reverse repurchase agreements with certain counterparties. Under these reverse repurchase agreements, we agreed to sell securities and repurchase them at a date in the future for a predetermined price. At June 30, 2008, and December 31, 2007, short-term debt included $705 million and $35 million, respectively, of amounts owed to brokers under these reverse repurchase transactions. We elected to use reverse repurchase agreements in connection with the financing of the Combined Insurance acquisition, instead of liquidating higher yielding investment assets. This will temporarily increase our short-term debt for approximately one more quarter. We expect to fund the repurchase of the securities using operating cash flows and maturing investments. In addition, in February 2008, ACE INA issued $300 million of 5.8 percent senior notes due March 2018 and, on April 1, 2008, we entered into a $450 million unsecured term loan repayable in April 2013. This has increased our ratio of debt to total capitalization to 19.6 percent. Assuming current capital levels, once the reverse repurchase agreements have been settled, our debt to total capitalization ratio will decline to 16.8 percent. The proceeds of the reverse repurchase agreements, the notes, and the term loan were applied to pay a portion of the purchase price of the acquisition of the outstanding capital stock of Combined Insurance.

On May 12, 2008, ACE INA issued $450 million of 5.6 percent senior notes, due May 2015. The net proceeds plus available cash were used to redeem all $575 million of the 7.8 percent Preferred Shares and related depository shares on June 13, 2008.

Total shareholders’ equity decreased $350 million in the six months ended June 30, 2008. The following table reports the significant movements in our shareholders’ equity for the six months ended June 30, 2008.

June 30, 2008
(in millions of U.S. dollars)
Total shareholders’ equity, beginning of period	$16,677
Net income	1,123
Dividends on Common Shares	(186)
Dividends on Preferred Shares	(24)
Proceeds from exercise of options	80
Redemption of Preferred Shares	(575)
Change in net unrealized appreciation (depreciation) on investments	(834)
Other movements, net	66

Total shareholders’ equity, end of period	$16,327

As part of our capital management program, in November 2001, our Board of Directors authorized the repurchase of any ACE issued debt or capital securities including Common Shares up to $250 million. At June 30, 2008, this authorization had not been utilized. We generally maintain shelf registration capacity at all times in order to allow capital market access for refinancing as well as for unforeseen capital needs. Consistent with this policy, in 2005, we filed an unlimited shelf registration which expires in December 2008. We expect to file a new shelf registration to replace the one that expires in December 2008.

On January 11, 2008, and April 14, 2008, we paid dividends of 27 cents per Ordinary Share to shareholders of record on December 31, 2007, and March 31, 2008, respectively. On July 11, 2008, we paid dividends of 29 cents per share to shareholders of record on June 30, 2008. We have paid dividends each quarter since we became a public company in 1993. On March 1, and June 1, 2008, we paid a dividend of $4.875 per Preferred Share to shareholders of record on February 29, 2008, and May 31, 2008, respectively. As discussed above, the Preferred Shares were redeemed on June 13, 2008.

Effects of the Continuation on Dividends

Under Swiss law all dividends, including distributions through a reduction in par value, must be approved in advance by our shareholders, though the determination of the record and payment dates may be delegated to our Board of Directors. Swiss law permits distributions to shareholders by way of par value reductions if (a) after the implementation of the par value reduction the reduced aggregate nominal value of the share capital and the statutory reserves is covered by net assets, (b) they are approved by shareholders at a general meeting, (c) the auditor confirms to the general meeting in a written report that the claims of the creditors are fully covered despite the par value reduction, (d) creditors are informed by way of public notification in the Swiss Commercial Gazette that they can within two months ask for discharge of or the posting of security for their claims and (e) the par value reduction is registered in the Swiss commercial register. We currently intend, subject to the discretion of our Board of Directors and the needs of our business, to propose at each annual general meeting, beginning with our annual general meeting in 2009, a reduction in par value that will be effected in four quarterly installments. The amount of a proposed par value reduction will be based on the Board of Directors’ determination of an appropriate U.S. dollar dividend for the succeeding year and will be converted into Swiss francs for purposes of obtaining shareholder approval based on the U.S. dollar/Swiss franc exchange rate shortly before the annual general meeting. Dividends, including distributions through a reduction in par value, must be paid by ACE in Swiss francs. However, we have arranged for our transfer agent to convert dividend payments so they will be distributed by our transfer agent in U.S. dollars converted at the U.S. dollar/Swiss franc exchange rate shortly before the payment date. As a result, shareholders will be exposed to fluctuations in the U.S. dollar/Swiss franc exchange rate between the date a dividend amount is determined and the relevant dividend payment date. Our Board of Directors may, but is not required to, take into account in determining a proposed par value reduction the amount of U.S. dollars actually received by shareholders in the prior year versus the U.S. dollar amount on which the prior year’s par value reduction was based. Should we determine to pay dividends other than by a reduction in par value, under Swiss law, such dividends (other than through reductions in par value) may be paid out only if the corporation has sufficient distributable profits from previous business years, or if the reserves of the corporation are sufficient to allow distribution of a dividend. The board of directors of a Swiss corporation may propose that a dividend be paid, but cannot itself set the dividend. The Company auditors must confirm that the dividend proposal of the board of directors conforms with statutory law. Prior to the distribution of dividends, five percent of the annual profits must be allocated to the general reserve until the amount of general reserves has reached twenty percent of the paid-in nominal share capital. Our Swiss Articles of Association can provide for a higher general reserve or for the creation of further reserves setting forth their purpose and use. Once this level has been reached and maintained, the shareholders meeting may approve a distribution of each year’s profit within the framework of applicable legal requirements. Dividends paid from retained earnings are usually due and payable immediately after the shareholders’ resolution relating to the allocation of profits has been passed. Under Swiss law, the statute of limitations in respect of claims for dividend payments is five years. As noted above, for the foreseeable future, we expect to pay dividends as a repayment of share capital in the form of a reduction in par value or qualified paid-in capital, which would not be subject to Swiss withholding tax.

Effects of the Continuation on par value of Common Shares

In connection with the Continuation, we changed the currency in which the par value of Ordinary Shares is stated from U.S. dollars to Swiss francs and increased the par value of Ordinary Shares from $0.041666667 to CHF 33.74 (the New Par Value) through a conversion of all issued Ordinary Shares into “stock” and re-conversion of the stock into Ordinary Shares with a par value equal to the New Par Value (the Par Value Conversion). The Par Value Conversion was followed immediately by a stock dividend, to effectively return shareholders to the number of Ordinary Shares held before the Par Value Conversion. Upon the effectiveness of the Continuation, our Ordinary Shares became Common Shares. For purposes of the Consolidated Financial Statements, the increase in par value was accomplished by a corresponding reduction first to retained earnings and second to additional paid-in capital to the extent that the increase in par value exhausted retained earnings at the balance sheet date.

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

During the quarter ended June 30, 2008, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

The following supplements the factors that could have a material impact on our results of operations or financial condition as described under “Risk Factors” in Item 1A. of Part I of our 2007 Annual Report on Form 10-K and under “Risk Factors” in Item 1A. of Part II of our quarterly report on Form 10-Q for the quarter ended March 31, 2008. The Risk Factors under the headings “Regulatory and Other Governmental Developments”, “Company Structure”, “Charter Documents and Applicable Law” and “Taxation” in our 2007 Annual Report on Form 10-K are amended and restated to read in their entirety as set forth below.

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

Current legal and regulatory activities relating to insurance brokers and agents, contingent commissions, and certain finite-risk insurance products could adversely affect our business, results of operations, and financial condition.

As described in greater detail in Note 8 b) to the Consolidated Financial Statements ACE has received numerous regulatory inquiries, subpoenas, interrogatories, and civil investigative demands from regulatory authorities in connection with pending investigations of insurance industry practices. ACE is cooperating and will continue to cooperate with such inquiries. We cannot assure you that we will not receive any additional requests for information or subpoenas or what actions, if any, any of these governmental agencies will take as a result of these investigations. Additionally, at this time, we are unable to predict the potential effects, if any, that these actions may have upon the insurance and reinsurance markets and industry business practices or what, if any, changes may be made to laws and regulations regarding the industry and financial reporting. Any of the foregoing could adversely affect our business, results of operations, and financial condition.

Events may result in political, regulatory, and industry initiatives which could adversely affect our business.

Government intervention has occurred in the insurance and reinsurance markets in relation to terrorism coverage both in the U.S. and through industry initiatives in other countries. TRIA, which was enacted in 2002 to ensure the availability of insurance coverage for certain types of terrorist acts in the U.S., was extended in 2007 for seven years, through 2014. Refer to “Regulation – U.S. Operations” for more information in our 2007 Annual Report on Form 10-K.

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

We may become subject to additional Swiss regulation.

The Swiss Federal Office of Private Insurance, which we refer to as “FOPI,” has the discretion to supervise our group activities. Under so-called “group supervision,” FOPI has the right to supervise the Company on a group-wide basis. The regulatory power of FOPI covers in particular the following areas:

•	reporting on organization;

•	reporting on structure;

•	reporting on internal transactions;

•	solvency;

•	group/conglomerate report; and

•	corporate governance/risk management/internal control system

In March 2008, we received written confirmation from FOPI that it will not subject us to group supervision so long as certain business parameters within Switzerland are not exceeded. While we currently intend to operate within these parameters, we cannot assure you that our future business needs may not require that we exceed these parameters or that FOPI will not change these parameters or otherwise determine to exercise group supervision over us. The costs and administrative burdens of such group supervision could be substantial.

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

ACE Limited is a Swiss company; it may be difficult for you to enforce judgments against it or its directors and executive officers.

ACE Limited is incorporated pursuant to the laws of Switzerland. In addition, certain of our directors and officers reside outside the United States and all or a substantial portion of our assets and the assets of such persons are located in jurisdictions outside the United States. As such, it may be difficult or impossible to effect service of process within the United States upon those persons or to recover against us or them on judgments of U.S. courts, including judgments predicated upon civil liability provisions of the U.S. federal securities laws.

ACE has been advised by Niederer Kraft & Frey AG, its Swiss counsel, that there is doubt as to whether the courts in Switzerland would enforce:

•

judgments of U.S. courts based upon the civil liability provisions of the U.S. Federal securities laws obtained in actions against it or its directors and officers, who reside outside the United States; or

•	original actions brought in Switzerland against these persons or ACE predicated solely upon U.S. Federal securities laws.

ACE has also been advised by Niederer Kraft & Frey AG that there is no treaty in effect between the United States and Switzerland providing for this enforcement, and there are grounds upon which Swiss courts may not enforce judgments of United States courts. Some remedies available under the laws of United States jurisdictions, including some remedies available under the U.S. Federal securities laws, would not be allowed in Swiss courts as contrary to that nation’s public policy.

As a result of the increase in par value of our shares that occurred in connection with our Continuation to Switzerland, we will have less flexibility with respect to certain aspects of capital management than previously.

In connection with our Continuation to Switzerland, we increased the par value of our shares from $0.041666667 to CHF 33.74. Under Swiss law, we may not generally issue registered shares below their par value. In the event there is a need to raise common equity capital at a time when the trading price of our registered shares is below our par value, we will need to obtain approval of our shareholders to decrease the par value of our registered shares. We cannot assure you that we would be able to obtain such shareholder approval. Furthermore, obtaining shareholder approval would require filing a preliminary proxy statement with the SEC and convening a meeting of shareholders which would delay any capital raising plans. Furthermore, any reduction in par value would decrease our ability to pay dividends as a repayment of share capital, which is not subject to Swiss withholding tax. See “Taxation – Shareholders may be subject to Swiss withholding taxes on the payment of dividends.”

Charter Documents and Applicable Law

There are provisions in our charter documents that may reduce the voting rights of our Common Shares.

Our Articles of Association generally provide that shareholders have one vote for each Common Share held by them and are entitled to vote at all meetings of shareholders. However, the voting rights exercisable by a shareholder may be limited so that certain persons or groups are not deemed to hold 10 percent or more of the voting power conferred by our Common Shares. Under these provisions, some shareholders may have the ability to exercise their voting rights limited to less than one vote per share. Moreover, these provisions could have the effect of reducing the voting power of some shareholders who would not otherwise be subject to the limitation by virtue of their direct share ownership. Our Board of Directors may refuse to register holders of shares as shareholders with voting rights based on certain grounds, including if the holder would, directly or indirectly, formally, constructively or beneficially own (as defined in Article 15 of our Articles of Association) or otherwise control voting rights with respect to 10 percent or more of the registered share capital recorded in the commercial register. In addition, the Board of Directors shall reject entry of holders of registered shares as shareholders with voting rights in the share register or shall decide on their deregistration when the acquirer or shareholder upon request does not expressly state that she/he has acquired or holds the shares in her/his own name and for her/his account.

Applicable laws may make it difficult to effect a change of control of our company.

Before a person can acquire control of a U.S. insurance company, prior written approval must be obtained from the insurance commissioner of the state where the domestic insurer is domiciled. Prior to granting approval of an application to acquire control of a domestic insurer, the state insurance commissioner will consider such factors as the financial strength of the applicant, the integrity and management of the applicant’s Board of Directors and executive officers, the acquirer’s plans for the future operations of the domestic insurer, and any anti-competitive results that may arise from the consummation of the acquisition of control. Generally, state statutes provide that control over a domestic insurer is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing 10 percent or more of the voting securities of the domestic insurer. Because a person acquiring 10 percent or more of our Common Shares would indirectly control the same percentage of the stock of our U.S. insurance subsidiaries, the insurance change of control laws of various U.S. jurisdictions would likely apply to such a transaction. Laws of other jurisdictions in which one or more of our existing subsidiaries are, or a future subsidiary may be, organized or domiciled may contain similar restrictions on the acquisition of control of ACE.

While our Articles of Association limit the voting power of any shareholder to less than 10 percent, there can be no assurance that the applicable regulatory body would agree that a shareholder who owned 10 percent or more of our Common Shares did not, because of the limitation on the voting power of such shares, control the applicable insurance subsidiary.

These laws may discourage potential acquisition proposals and may delay, deter, or prevent a change of control of the Company, including transactions that some or all of our shareholders might consider to be desirable.

U.S. persons who own our Common Shares may have more difficulty in protecting their interests than U.S. persons who are shareholders of a U.S. corporation.

Swiss corporate law, which applies to us, differs in certain material respects from laws generally applicable to U.S. corporations and their shareholders. These differences include the manner in which directors must disclose transactions in which they have an interest, the rights of shareholders to bring class action and derivative lawsuits, and the scope of indemnification available to directors and officers.

Anti-takeover provisions in our charter and corporate documents could impede an attempt to replace our directors or to effect a change of control, which could diminish the value of our Common Shares.

Our Articles of Association contain provisions that may make it more difficult for shareholders to replace directors and could delay or prevent a change of control that a shareholder might consider favorable. These provisions include a staggered Board of Directors and voting restrictions. These provisions may prevent a shareholder from receiving the benefit from any premium over the market price of our Common Shares offered by a bidder in a potential takeover. Even in the absence of an attempt to effect a change in management or a takeover attempt, these provisions may adversely affect the prevailing market price of our Common Shares if they are viewed as discouraging takeover attempts in the future.

Registered holders must exchange their Cayman share certificates in order to exercise certain rights.

Holders of our Ordinary Shares prior to our Continuation to Switzerland continue to own one Registered Share of ACE Limited, a Swiss company for each Ordinary Share of ACE Limited, a Cayman Islands company held before our Continuation to Switzerland. However, until they exchange their certificates for new certificates, registered holders will not be able to exercise any voting rights, prove their ownership interest in the Company, transfer their shares or exercise certain other shareholder rights, though they will be entitled to dividends, preemptive rights and liquidation proceeds. In addition, registered holders must apply to us for enrollment in our share register (Aktienbuch) as shareholders with voting rights, in order to be able to exercise voting rights.

Registered holders of our Common Shares must apply for enrollment in our share register as shareholders with voting rights in order to have voting rights; we may deny such registration under certain circumstances.

To be able to exercise voting rights, registered holders of the shares must apply to us for enrollment in our share register (Aktienbuch) as shareholders with voting rights. Our Board of Directors may refuse to register holders of shares as shareholder with voting rights based on certain grounds, including if the holder would, directly or indirectly, formally, constructively or beneficially own (as defined in Article 15 of our Articles of Association) or otherwise control voting rights with respect to 10 percent or more of the registered share capital recorded in the commercial register.

We are required to declare and pay dividends in Swiss francs and any currency fluctuations between the U.S. dollar and Swiss francs will affect the dollar value of the dividends we pay.

Under Swiss corporate law, we are required to declare and pay dividends, including distributions through a reduction in par value, in Swiss francs. Dividend payments will be made by our transfer agent in USD converted at the USD/CHF exchange rate shortly before the payment date. As a result, shareholders will be exposed to fluctuations in the USD/CHF exchange rate between the date used for purposes of calculating the CHF amount of any proposed dividend or par value reduction and the relevant payment date, which will not be shorter than two months and could be as long as a year.

Shareholder voting requirements under Swiss law may provide the Company with less flexibility with respect to certain aspects of capital management than it had as a Cayman Islands company.

Swiss law allows our shareholders to authorize share capital which can be issued by our Board of Directors without shareholder approval but this authorization must be renewed by the shareholder every two years. Swiss law also does not provide as much flexibility in the various terms that can attach to different classes of stock as the Company had as a Cayman Islands company. Swiss law also reserves for approval by shareholders many corporate actions over which our Board of Directors previously had authority when the Company was incorporated in the Cayman Islands. For example, dividends must be approved by shareholders. While we do not believe that the differences between Swiss law and Cayman Island law relating to our capital management will have an adverse effect on the Company, we cannot assure you that situations will not arise where such flexibility would have provided substantial benefits to our shareholders.

Taxation

Shareholders may be subject to Swiss withholding taxes on the payment of dividends.

Our dividends will generally be subject to a Swiss federal withholding tax at a rate of 35 percent. The withholding tax must be withheld from the gross distribution, and be paid to the Swiss Federal Tax Administration. A U.S. holder that qualifies for benefits under the Convention between the United States of America and the Swiss Confederation for the Avoidance of Double Taxation with Respect to Taxes on Income, which we refer to as the “US-Swiss Treaty,” may apply for a refund of the tax withheld in excess of the 15 percent treaty rate (or for a full refund in the case of qualifying retirement arrangements). Payment of a dividend in the form of a par value reduction or qualifying paid-in capital reduction is not subject to Swiss withholding tax. In connection with and prior to the Company’s Continuation to Switzerland, we increased the par value of each share to CHF 33.74. We currently intend, subject to the requirements of our business and applicable law, to recommend to shareholders that dividends be paid in the form of a reduction of our par value or qualifying paid-in capital. We estimate we would be able to pay dividends in the form of a reduction of par value or qualifying paid-in capital, and thus exempt from Swiss withholding tax, for approximately 15-20 years. This range may vary depending upon changes in annual dividends, special dividends, fluctuations in USD/CHF exchange rates, increases/decreases in par value or qualifying paid-in capital, or changes or new interpretations to Swiss tax law or regulations. However, there can be no assurance that our shareholders will approve a reduction in par value or qualifying paid-in capital each year that we will be able to meet the other legal requirements for a reduction in par value, or that Swiss withholding rules will not be changed in the future.

We may become subject to taxes in Bermuda after March 28, 2016, which may have an adverse effect on our results of operations and your investment.

The Bermuda Minister of Finance, under the Exempted Undertakings Tax Protection Act 1966 of Bermuda, as amended, has given each of ACE Limited and its Bermuda insurance subsidiaries a written assurance that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain, or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax would not be applicable to those companies or any of their respective operations, shares, debentures, or other obligations until March 28, 2016, except insofar as such tax would apply to persons ordinarily resident in Bermuda or is payable by us in respect of real property owned or leased by us in Bermuda. Given the limited duration of the Minister of Finance’s assurance, we cannot be certain that we will not be subject to any Bermuda tax after March 28, 2016.

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

A number of multilateral organizations, including the European Union, the Organization for Economic Cooperation and Development (OECD), the Financial Action Task Force, and the Financial Stability Forum (FSF) have, in recent years, identified some countries as not participating in adequate information exchange, engaging in harmful tax practices, or not maintaining adequate controls to prevent corruption, such as money laundering activities. Recommendations to limit such harmful practices are under consideration by these organizations, and a report published on November 27, 2001 by the OECD at the behest of the FSF titled “Behind the Corporate Veil: Using Corporate Entities for Illicit Purposes”, contains an extensive discussion of specific recommendations. The OECD has threatened non-member jurisdictions that do not agree to cooperate with the OECD with punitive sanctions by OECD member countries, though specific sanctions have yet to be adopted by OECD member countries. It is as yet unclear what these sanctions will be, who will adopt them, and when or if they will be imposed. In an April 18, 2002 report, updated as of June 2004, Bermuda was not listed as an uncooperative tax haven jurisdiction by the OECD because it previously committed to eliminate harmful tax practices and to embrace international tax standards for transparency, exchange of information, and the elimination of regimes for financial and other services that attract businesses with no substantial domestic activity. We cannot assure you, however, that the action taken by Bermuda would be sufficient to preclude all effects of the measures or sanctions described above, which, if ultimately adopted, could adversely affect our Bermuda subsidiaries. However, it should be noted that in respect of exchange of information, Bermuda has entered into Tax information Exchange Agreements (“TIEAs”) with Australia and the United Kingdom and that other TIEA negotiations are currently underway.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by the Company of its Common Shares during the three months ended June 30, 2008.

Issuer’s Purchases of Equity Securities

Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan**	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan**
April 1 through April 30	3,176	$58.11	—	$250 million
May 1 through May 31	30,407	$60.22	—	$250 million
June 1 through June 30	2,378	$62.59	—	$250 million

Total	35,961

*	For the quarter ended June 30, 2008, this column represents the surrender to the Company of 23,935 Common Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees, the surrender to the Company of 18 Common Shares to satisfy tax withholding obligations in connection with the exercise of employee stock options, and the surrender to the Company of 12,008 Common Shares to satisfy the option cost on options exercised.
**	As part of ACE’s capital management program, in November 2001, the Company’s Board of Directors authorized the repurchase of any ACE issued debt or capital securities, including Common Shares, up to $250 million. At June 30, 2008, this authorization had not been utilized.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual General Meeting commenced on July 10, 2008 and reconvened on July 14, 2008.

The following matters were voted on at the Annual General Meeting:

i)	The following directors were elected.

	Term Expiring	Shares with Votes in Favor	Shares with Votes Against	Shares with Votes Abstaining
Evan G. Greenberg	2011	251,249,089	7,544,887	18,425,883
John A. Krol	2011	251,877,029	7,215,603	18,127,227
Leo F. Mullin	2011	253,545,082	5,545,732	18,129,045
Olivier Steimer	2011	251,898,395	7,184,666	18,136,798

There were no broker non-votes.

The following table lists directors whose terms of office as directors continued after the Annual General Meeting and were confirmed as such:

	Term Expiring	Shares with Votes in Favor	Shares with Votes Against	Shares with Votes Abstaining
Michael G. Atieh	2009	251,174,234	7,731,431	18,314,194
Mary A. Cirillo	2009	251,921,844	7,120,121	18,177,894
Bruce L. Crockett	2009	251,389,074	7,516,732	18,314,053
Thomas J. Neff	2009	250,036,279	9,011,826	18,171,754
Gary M. Stuart	2009	251,244,781	7,676,183	18,298,895
Robert M. Hernandez	2010	249,736,731	9,309,032	18,174,096
Peter Menikoff	2010	251,215,926	7,703,158	18,300,775
Robert Ripp	2010	251,380,820	7,537,078	18,301,961
Dermot F. Smurfit	2010	249,847,545	9,199,631	18,172,683

ii)	The amendment (the “De-Registration Amendment”) of the Company’s Memorandum of Association and Articles of Association (our “Articles”) to permit de-registration of the Company from the Cayman Islands was approved. The holders of 263,474,869 shares voted in favor, 488,460 shares voted against, and 2,243,995 shares abstained. There were 9,781,864 broker non-votes.

iii)	The amendment (the “Financial Statement Amendment”) to our Articles to require the Company to prepare and provide to shareholders not less than annually an unconsolidated balance sheet of the Company valuing the Company’s investment in its subsidiaries on an “mark-to-market” basis was approved. The holders of 263,547,128 shares voted in favor, 431,376 shares voted against, and 2,228,820 shares abstained. There were 9,781,864 broker non-votes.

iv)	The amendments having the effect of increasing the par value of our Common Shares from $0.041666667 to CHF 33.74 (“the “New Par Value”)) by converting all or any of our issued Common Shares into “stock” and re-converting that “stock” into Common Shares of any denomination; converting all of our issued Common Shares into “stock”; reconverting the stock into Common Shares with a par value equal to the New Par Value (which decreased the number of our issued Common Shares); increasing the number of authorized Common Shares back to 500,000,000 shares; and paying of a stock dividend the effect of which increased the number of issued Common Shares back to the number of issued Common Shares immediately prior to the conversion and re-conversion were approved. The holders of 263,882,832 shares voted in favor, 91,629 shares voted against, and 2,232,864 shares abstained. There were 9,781,863 broker non-votes.

v)	The Company’s De-Registration Amendment from the Cayman Islands and the Company’s Continuation in Zurich, Switzerland (the “Continuation”) was approved. The holders of 263,633,581 shares voted in favor, 329,382 shares voted against, and 2,244,360 shares abstained. There were 9,781,865 broker non-votes.

vi)	The name of the Company was approved. The holders of 274,896,449 shares voted in favor, 94,225 shares voted against, and 2,225,186 shares abstained. There were no broker non-votes.

vii)	The purpose of the Company was approved. The holders of 274,822,385 shares voted in favor, 153,737 shares voted against, and 2,243,737 shares abstained. There were no broker non-votes.

viii)	The rearrangement of the Company’s existing share capital was approved. The holders of 262,453,916 shares voted in favor, 1,353,251 shares voted against, and 2,251,472 shares abstained. There were 11,261,220 broker non-votes.

ix)	The Company’s Articles of Association were approved. The holders of 262,381,896 shares voted in favor, 1,432,672 shares voted against, and 2,244,070 shares abstained. There were 11,161,221 broker non-votes.

x)	The confirmation of Swiss law as the authoritative legislation governing the Company was approved. The holders of 263,592,175 shares voted in favor, 217,550 shares voted against, and 2,248,913 shares abstained. There were 11,161,221 broker non-votes.

xi)	The place of business of the Company was approved as Zurich, Switzerland. The holders of 263,669,530 shares voted in favor, 151,561 shares voted against, and 2,237,548 shares abstained. There were 11,161,220 broker non-votes.

xii)	The appointment of BDO Visura as special auditor until our next annual general meeting was approved. The holders of 272,491,062 shares voted in favor, 2,473,877 shares voted against, and 2,254,920 shares abstained. There were no broker non-votes.

xiii)	The 2004 Long-Term Incentive Plan as amended through the fourth amendment was approved. The holders of 196,195,589 shares voted in favor, 67,299,000 shares voted against, and 2,564,050 shares abstained. There were 11,161,220 of broker non-votes.

xiv)	The appointment of PricewaterhouseCoopers LLP as independent registered public accountants for the Company for the year ended December 31, 2008, and the election of PricewaterhouseCoopers AG as our statutory auditors for a term of one year until our next annual general meeting were approved. The holders of 271,367,710 shares voted in favor, 3,597,422 shares voted against, and 2,254,728 shares abstained. There were no broker non-votes.

xv)	The payment of a dividend (the “Dividend”) through a reduction of the par value of our shares in an amount equal to the Swiss franc equivalent of $0.87, converted into Swiss francs and the payment of such amount in three equal quarterly installments at such times during the period through our next annual general meeting was approved. The holders of 263,670,850 shares voted in favor, 147,624 shares voted against, and 2,240,164 shares abstained. There were 11,161,221 broker non-votes.

Item 5. Other Information

The Company currently expects its 2009 annual meeting of shareholders to be held on May 21, 2009, although the exact date has not yet been formally established. As a result, the Company’s next annual meeting of shareholders will be held more than 30 days before the anniversary date of the 2008 annual meeting, which commenced on July 10, 2008. Accordingly, the deadline for submitting shareholder proposals to be considered for inclusion in the Company’s proxy materials for the 2009 annual meeting has changed. Any shareholder who wishes to submit a proposal to be considered for inclusion in the Company’s proxy materials for the 2009 annual meeting of shareholders must send it to the Corporate Secretary, ACE Limited, Mainaustrasse 30, Zurich CH-8008 Switzerland so that it is received not later than December 22, 2008. In addition, any such proposal must otherwise comply with the requirements of the Securities Exchange Commission to be eligible for inclusion in the Company’s 2009 annual meeting proxy statement and form of proxy.

Under Swiss law, one or more shareholders of record owning registered shares with an aggregate nominal value of CHF 1,000,000 or more can ask an item to be put on the agenda of a shareholders’ meeting. The request must be made at least 45 days prior to the shareholders meeting. Any such requests should be sent to the Corporate Secretary, ACE Limited, Mainaustrasse 30, Zurich CH-8008 Switzerland. However, we are not required to consider any such requests received after December 22, 2008, for inclusion in the Company’s proxy materials for the 2009 annual general meeting. Under the circumstances described in, and upon compliance with, Rule 14a-4(c) under the Securities Exchange Act, management proxies would be allowed to use their discretionary voting authority to vote on any proposal with respect to which the foregoing requirements have been met.

Item 6. Exhibits

4.1	Amendment to the Amended and Restated Rights Agreement, dated June 6, 2008.

4.2	Articles of Association of the Company.

4.3	Organizational Regulations of the Company.

4.4	Specimen share certificate.

10.1*	Form of employment agreement between the Company (or subsidiaries of the Company) and executive officers of the Company to allocate a percentage of aggregate salary to the Company (or subsidiaries of the Company).

10.2*	ACE Limited 2004 Long-Term Incentive Plan, as amended through the fourth amendment.

10.3	Third Amendment and Waiver dated as of 10 July 2008 to Credit Agreement dated as of 13 December 2005, as amended on 22 June 2007 and as amended and restated on 19 December 2007, among ACE Australia Holdings Pty Limited, as borrower, the Company, as guarantor, various financial institutions and The Royal Bank of Scotland plc, as agent.

10.4	Second Amendment and Waiver dated as of July 10, 2008 to Credit Agreement dated as of December 13, 2005, as previously amended, among ACE European Holdings No. 2 Limited, as borrower, the Company, as guarantor, various financial institutions and The Royal Bank of Scotland plc, as agent.

10.5	Ninth Amendment Agreement dated as of 10 July, 2008 to Letter of Credit Facility Agreement originally dated as of 19 November, 1999 (as most recently amended pursuant to the Seventh Amendment and Restatement Agreement dated 17 November, 2006 and the Eighth Amendment Agreement dated as of 16 November, 2007) between, among others, the Company, as account party, certain subsidiaries thereof, as guarantors, various banks and Citibank International plc, as agent and security trustee for the banks.

10.6	First Amendment and Waiver dated as of July 10, 2008 to Second Amended and Restated Credit Agreement dated as of November 8, 2007, among the Company and certain subsidiaries thereof, as borrowers, various financial institutions and JPMorgan Chase Bank, N.A., as administrative agent.

10.7	First Amendment and Waiver dated as of July 10, 2008 to Second Amended and Restated Reimbursement Agreement dated as of November 8, 2007, among the Company and certain subsidiaries thereof, as account parties, various financial institutions and Wachovia Bank, National Association, as administrative agent.

10.8	First Amendment and Waiver dated as of July 10, 2008 to Term Loan Agreement dated as of April 1, 2008, among ACE INA Holdings Inc., as borrower, the Company and certain of its subsidiaries, as guarantors, various financial institutions and Bank of America, N.A., as administrative agent.

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*	Management or compensation plan

ACE LIMITED

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACE LIMITED

August 7, 2008	/s/ EVAN G. GREENBERG
Evan G. Greenberg
Chairman and Chief Executive Officer

August 7, 2008	/s/ PHILIP V. BANCROFT
Philip V. Bancroft
Chief Financial Officer

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	SEC File Reference Number	Filed Herewith
4.1	Amendment to the Amended and Restated Rights Agreement, dated June 6, 2008.	8-K	4.1	June 10, 2008	001-11778

4.2	Articles of Association of the Company.	8-K	4.1	July 18, 2008	001-11778

4.3	Organizational Regulations of the Company.	8-K	4.2	July 18, 2008	001-11778

4.4	Specimen share certificate.	8-K	4.3	July 18, 2008	001-11778

10.1*	Form of employment agreement between the Company (or subsidiaries of the Company) and executive officers of the Company to allocate a percentage of aggregate salary to the Company (or subsidiaries of the Company).	8-K	10.1	July 16, 2008	001-11778

10.2*	ACE Limited 2004 Long-Term Incentive Plan, as amended through the fourth amendment.	8-K	10.2	July 16, 2008	001-11778

10.3	Third Amendment and Waiver dated as of 10 July 2008 to Credit Agreement dated as of 13 December 2005, as amended on 22 June 2007 and as amended and restated on 19 December 2007, among ACE Australia Holdings Pty Limited, as borrower, the Company, as guarantor, various financial institutions and The Royal Bank of Scotland plc, as agent.	8-K	10.3	July 16, 2008	001-11778

10.4	Second Amendment and Waiver dated as of July 10, 2008 to Credit Agreement dated as of December 13, 2005, as previously amended, among ACE European Holdings No. 2 Limited, as borrower, the Company, as guarantor, various financial institutions and The Royal Bank of Scotland plc, as agent.	8-K	10.4	July 16, 2008	001-11778

10.5	Ninth Amendment Agreement dated as of 10 July, 2008 to Letter of Credit Facility Agreement originally dated as of 19 November, 1999 (as most recently amended pursuant to the Seventh Amendment and Restatement Agreement dated 17 November, 2006 and the Eighth Amendment Agreement dated as of 16 November, 2007) between, among others, the Company, as account party, certain subsidiaries thereof, as guarantors, various banks and Citibank International plc, as agent and security trustee for the banks.	8-K	10.5	July 16, 2008	001-11778

10.6	First Amendment and Waiver dated as of July 10, 2008 to Second Amended and Restated Credit Agreement dated as of November 8, 2007, among the Company and certain subsidiaries thereof, as borrowers, various financial institutions and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	10.6	July 16, 2008	001-11778

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	SEC File Reference Number	Filed Herewith
10.7	First Amendment and Waiver dated as of July 10, 2008 to Second Amended and Restated Reimbursement Agreement dated as of November 8, 2007, among the Company and certain subsidiaries thereof, as account parties, various financial institutions and Wachovia Bank, National Association, as administrative agent.	8-K	10.7	July 16, 2008	001-11778

10.8	First Amendment and Waiver dated as of July 10, 2008 to Second Amended and Restated Reimbursement Agreement dated as of November 8, 2007, among the Company and certain subsidiaries thereof, as account parties, various financial institutions and Wachovia Bank, National Association, as administrative agent.	8-K	10.8	July 16, 2008	001-11778

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.					X

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.					X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.					X

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.					X

*	Management or compensation plan